Form 10-Q
period 2001-03-31
SHAMROCK LOGISTICS LP
filed 2001-08-08
CIK 1110805

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001


                         Commission File Number 1-16417





                            SHAMROCK LOGISTICS , L.P.

                 Formed under the laws of the State of Delaware
                  I.R.S. Employer Identification No. 74-2958817

                            6000 North Loop 1604 West
                          San Antonio, Texas 78249-1112
                        Telephone number: (210) 592-2000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes ____ No X


As of July 31, 2001, 9,599,322 common units were outstanding.





================================================================================

                            SHAMROCK LOGISTICS, L.P.
                                    FORM 10-Q
                                 MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                            Page

                         PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Combined Balance Sheets as of March 31, 2001 and December 31, 2000..3

          Combined Statements of Income
              for the Three Months Ended March 31, 2001 and 2000..............4

          Combined Statements of Cash Flows
              for the Three Months Ended March 31, 2001 and 2000............. 5

          Notes to Combined Financial Statements............................. 6

  Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.........18

                           PART II - OTHER INFORMATION

  Item 1. Legal Proceedings..................................................18

  Item 2. Changes in Securities and Use of Proceeds..........................18

  Item 3. Defaults Upon Senior Securities....................................19

  Item 4. Submission of Matters to a Vote of Security Holders................19

  Item 5. Other Information..................................................19

  Item 6. Exhibits and Reports on Form 8-K...................................19

  SIGNATURE..................................................................19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SHAMROCK LOGISTICS, L.P.
                                       AND
                       SHAMROCK LOGISTICS OPERATIONS, L.P.
         (successor to the Ultramar Diamond Shamrock Logistics Business)

                             COMBINED BALANCE SHEETS
                                 (in thousands)

                                                            Successor
                                                --------------------------------
                                                   March 31,       December 31,
                                                     2001              2000
                                                     ----              ----
                                                  (unaudited)
                                Assets
Current assets:
   Cash........................................    $        4      $        4
   Receivable from parent......................        30,128          22,348
   Accounts and notes receivable...............         3,060           2,386
  Other current assets.........................         4,083           3,528
                                                     --------        --------
      Total current assets.....................        37,275          28,266
                                                     --------        --------

Property, plant and equipment..................       389,461         388,537
Less accumulated depreciation and amortization.      (111,700)       (108,520)
                                                      -------         -------
   Property, plant and equipment, net..........       277,761         280,017
Goodwill, net..................................         4,939           5,014
Investment in affiliate........................        16,217          16,187
                                                     --------        --------
    Total assets...............................     $ 336,192       $ 329,484
                                                      =======         =======

                       Liabilities and Partnership Equity
Current liabilities:
   Current portion of long-term debt...........   $     608      $      608
   Accounts payable and accrued liabilities....       2,309           2,685
   Taxes other than income taxes...............       1,899           3,601
                                                    -------         -------
      Total current liabilities................       4,816           6,894
                                                    -------         -------

Long-term debt, less current portion...........      10,076          10,076
Debt due to parent.............................     107,676         107,676
Commitments and contingencies

Partnership equity:
   Limited partners' equity....................     211,488         202,790
   General partners' equity....................       2,136           2,048
                                                    -------         -------
     Total partnership equity..................     213,624         204,838
                                                    -------         -------
     Total liabilities and partnership equity..   $ 336,192       $ 329,484
                                                    =======         =======

            See accompanying notes to combined financial statements.




                            SHAMROCK LOGISTICS, L.P.
                                       AND
                       SHAMROCK LOGISTICS OPERATIONS, L.P.
         (successor to the Ultramar Diamond Shamrock Logistics Business)

                          COMBINED STATEMENTS OF INCOME
                            (unaudited, in thousands)

                            .........................
                                                 Successor         Predecessor
                                                Three Months      Three Months
                                               Ended March 31,   Ended March 31,
                                                     2001             2000
                                                     ----             ----
Revenues.......................................   $ 23,422         $ 21,406
                                                    ------           ------

Operating costs and expenses:
   Operating expenses..........................      7,640            7,595
   General and administrative expenses.........      1,172              901
   Depreciation and amortization...............      3,238            3,220
   Taxes other than income taxes...............      1,011            1,086
                                                   -------           ------
      Total operating costs and expenses.......     13,061           12,802
                                                   -------           ------

Operating income...............................     10,361            8,604
  Interest expense.............................     (2,244)            (216)
  Equity income from affiliate.................        669              869
                                                   -------           ------

Income before income taxes.....................      8,786            9,257
  Provision for income taxes...................          -           (3,562)
                                                   -------           ------
Net income.....................................      8,786        $   5,695
                                                                     ======

General partners' interest in net income (1%)..        (88)
                                                   -------
Limited partners' interest in net income.......  $   8,698
                                                   =======



            See accompanying notes to combined financial statements.



                            SHAMROCK LOGISTICS, L.P.
                                       AND
                       SHAMROCK LOGISTICS OPERATIONS, L.P.
         (successor to the Ultramar Diamond Shamrock Logistics Business)

                        COMBINED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)
                .................................................
                .................................................
                                                    Successor      Predecessor
                                                  Three Months    Three Months
                                                 Ended March 31, Ended March 31,
                                                      2001            2000
                                                      ----            ----
Cash Flows from Operating Activities:
Net income ........................................ $ 8,786         $ 5,695
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization....................  3,238           3,220
   Equity income from affiliate.....................   (669)           (869)
   Provision for deferred income taxes..............      -             741
   Changes in operating assets and liabilities:
     Increase in receivable from parent............. (7,780)              -
     Decrease (increase) in accounts and notes
       receivable...................................   (674)            331
     Increase in other current assets...............   (555)              -
     Decrease in accounts payable, accrued
       liabilities and taxes other than income
       taxes........................................ (2,078)           (253)
      Decrease in other long-term liabilities.......      -             (26)
                                                     ------          ------
         Net cash provided by operating
          activities................................    268           8,839
                                                     ------          ------
Cash Flows from Investing Activities:
Maintenance capital expenditures....................   (745)           (717)
Expansion capital expenditures......................   (162)         (1,090)
Distributions received from affiliate...............    639             726
                                                     ------          ------
         Net cash used in investing activities......   (268)         (1,081)
                                                     ------          ------
Cash Flows from Financing Activities:
Net distributions to parent.........................      -          (7,475)
Repayment of long-term debt.........................      -            (283)
                                                     ------          ------
         Net cash used in financing activities......      -          (7,758)
                                                     ------          ------
Net Increase (Decrease) in Cash and Cash Equivalents.     -               -

Cash at Beginning of Period.........................      4               3
                                                     ------          ------

Cash at End of Period...............................   $  4         $     3
                                                     ======          ======


            See accompanying notes to combined financial statements.

                            SHAMROCK LOGISTICS, L.P.
                                       AND
                       SHAMROCK LOGISTICS OPERATIONS, L.P.
         (successor to the Ultramar Diamond Shamrock Logistics Business)

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (unaudited)


NOTE 1: Organization

Shamrock Logistics, L.P. (Shamrock Logistics) and Shamrock Logistics Operations, L.P. (Shamrock Logistics Operations) are both wholly-owned subsidiaries of Ultramar Diamond Shamrock Corporation (UDS). UDS is an independent refiner and retailer of refined products and convenience store merchandise in the central, southwest and northeast regions of the United States and eastern Canada. UDS owns and operates seven refineries located in Texas, Oklahoma, California, Colorado and Quebec, Canada and markets its refined products through 2,030 company-operated convenience stores, 2,543 dealer-operated wholesale outlets and 85 unattended cardlock stations.

UDS' refining operations included various logistics assets (pipelines, terminals, marine dock facilities, bulk storage facilities, refinery delivery racks, rail car loading equipment and shipping and trucking operations) that support UDS' refining and retail operations. A portion of the logistics assets consists of crude oil and refined product pipelines, refined product terminals and crude oil storage facilities located in Texas, Oklahoma, New Mexico and Colorado that support UDS' McKee, Three Rivers and Ardmore refineries located in Texas and Oklahoma. These pipeline, terminalling and storage assets transport crude oil and other raw materials to the refineries and transport refined products from the refineries to terminals for further distribution to convenience stores owned by UDS or wholesale customers of UDS.

Prior to July 1, 2000, the pipeline, terminalling and storage assets and operations included in these financial statements were referred to as the Ultramar Diamond Shamrock Logistics Business as if it had existed as a single separate entity from UDS. UDS formed Shamrock Logistics Operations to assume ownership of and to operate the assets of the Ultramar Diamond Shamrock Logistics Business. Effective July 1, 2000, UDS transferred the crude oil and refined product pipelines, terminalling and storage assets and certain liabilities of the Ultramar Diamond Shamrock Logistics Business (predecessor) to Shamrock Logistics Operations (successor). The transfer of assets and certain liabilities to Shamrock Logistics Operations represented a reorganization of entities under common control and was recorded at historical cost.

Effective with the closing of an initial public offering of common units of Shamrock Logistics on April 16, 2001, the ownership of Shamrock Logistics Operations held by various subsidiaries of UDS was transferred to Shamrock
Logistics in exchange for the ownership interests (common and subordinated units) in Shamrock Logistics. This transfer also represented a reorganization of entities under common control and was recorded at historical cost.

The general partner of Shamrock Logistics and Shamrock Logistics Operations is Riverwalk Logistics, L.P., a wholly-owned subsidiary of UDS.

The financial statements included in this Form 10-Q represent the combined financial statements of Shamrock Logistics and Shamrock Logistics Operations (successor) as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001, and the combined financial statements of Shamrock Logistics and the Ultramar Diamond Shamrock Logistics Business (predecessor) for the three months ended March 31, 2000. This combined financial statement presentation more clearly reflects our financial position and results of operations as a result of the most recent reorganization of entities under common control.

NOTE 2: Basis of Presentation

We prepared these unaudited combined financial statements in accordance with United States' generally accepted accounting principles for interim financial reporting and with Securities and Exchange Commission rules and regulations for Form 10-Q. We have included all normal and recurring adjustments considered necessary for a fair presentation. You should read these combined financial statements along with the audited financial statements and notes thereto included in Shamrock Logistics Form S-1 and prospectus dated April 16, 2001.

Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Our results of operations may be affected by seasonal factors, such as the demand for petroleum products, which vary during the year; or industry factors that may be specific to a particular period, such as the demand for refined products, industry supply capacity and refinery maintenance turnarounds. In addition, substantially all of our revenues are derived from UDS and its various subsidiaries, based on the operations of UDS' McKee, Three Rivers and Ardmore refineries. Accordingly, our results are directly impacted by the operations of these three refineries of UDS.

NOTE 3: Accounting Pronouncements

FASB Statement No. 133
Effective January 1, 2001, we adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. This statement established accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and be measured at their fair value. The statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. There was no impact in adopting Statement No. 133, as amended, as we do not hold or trade derivative instruments.

FASB Statement No. 140
In September 2000, the Financial Accounting Standards Board (FASB) issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of Statement No. 125 without reconsideration. Except as otherwise provided, Statement No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement shall be applied prospectively; earlier or retroactive application of this statement is not permitted. We have reviewed the requirements of Statement No. 140 and believe there is no impact to adopting Statement No. 140, as we have not entered into transactions covered by Statement No. 140.

FASB Statement No. 141
In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, " Business Combinations." Statement No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of Statement No. 141 are to be accounted for using the purchase method. The provisions of Statement No. 141 apply to all business combinations initiated after June 30, 2001 and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. We have reviewed the requirements of Statement No. 141 and will implement the statement effective July 1, 2001.

FASB Statement No. 142
Also in June 2001,  the FASB  issued  Statement  No.  142,  "Goodwill  and Other
Intangible Assets." Statement No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of Statement No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of Statement No. 142 are to be reported as resulting from a change in accounting principle. We have reviewed the requirements of Statement No. 142 and the impact of adoption effective January 1, 2002 will result in the cessation of goodwill amortization beginning January 1, 2002, which amortization approximates $299,700 annually. In addition, we believe that future reported net income will be more volatile because impairment losses related to goodwill are likely to occur irregularly and in varying amounts.

NOTE 4: Commitments and Contingencies

Our operations are subject to environmental laws and regulations adopted by various federal, state, and local governmental authorities in the jurisdictions in which we operate. Although we believe our operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline, terminalling and storage operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations, and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs and liabilities. Accordingly, we have adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health and the handling, storage, use and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. However, some risk of environmental or other damage is inherent in pipeline, terminalling and storage operations, as it is with other entities engaged in similar businesses. Although environmental costs may have a significant impact on results of operations for any single period, we believe that such costs will not have a material adverse effect on our financial position.

In connection with the transfer of assets and liabilities from the Ultramar Diamond Shamrock Logistics Business to Shamrock Logistics Operations on July 1, 2000, UDS has agreed to indemnify Shamrock Logistics Operations for environmental liabilities that arose prior to April 16, 2001 and are discovered within 10 years after April 16, 2001. Excluded from this indemnification are liabilities that result from a change in environmental law after April 16, 2001. In addition, as an operator or owner of the assets, Shamrock Logistics Operations could be held liable for pre-April 16, 2001 environmental damage should UDS be unable to fulfill its obligation. However, Shamrock Logistics and Shamrock Logistics Operations believe that such situation is remote given UDS' financial condition.

NOTE 5: Related Party Transactions

We have related party transactions with UDS for pipeline tariff and terminalling fee revenues, certain employee costs, insurance costs, administrative costs, and interest expense on the debt due to parent (beginning July 1, 2000). The receivable from parent as of March 31, 2001 and December 31, 2000 represents the net amount due from UDS for these related party transactions and the net cash collected under UDS's centralized cash management program on behalf of Shamrock Logistics Operations.

The following table summarizes transactions with UDS (in thousands):

                                             Successor           Predecessor
                                            Three Months        Three Months
                                          Ended March 31,       Ended March 31,
                                                2001                  2000
                                                ----                  ----

Revenues................................     $ 23,272              $ 21,170
Operating expenses......................        2,686                 2,891
General and administrative expenses.....        1,300                 1,026
Interest expense on debt due to parent..        2,154                     -

On July 1, 2000, UDS entered into a Services Agreement with us, whereby UDS has agreed to provide the corporate functions of legal, accounting, treasury, information technology and other services for an annual fee of $5,200,000 for a period of eight years. The $5,200,000 is adjustable annually based on the Consumer Price Index published by the U.S. Department of Labor. This annual fee is in addition to the incremental general and administrative costs to be incurred from third parties as a result of Shamrock Logistics becoming a publicly held entity. The Services Agreement also requires that Shamrock Logistics and Shamrock Logistics Operations reimburse UDS for various recurring costs of employees who work exclusively within the pipeline, terminalling and storage operations and for certain other costs incurred by UDS relating solely to Shamrock Logistics and Shamrock Logistics Operations. These employee costs include salary, wages and benefit costs.

Prior to July 1, 2000, UDS allocated approximately 5% of its general and administrative expenses incurred in the United States to its pipeline, terminalling and storage operations to cover costs of centralized corporate functions and other corporate services. General and administrative costs allocated to the Ultramar Diamond Shamrock Logistics Business (predecessor) for the three months ended March 31, 2000 were $1,026,000.

On April 16, 2001, UDS entered into a Pipeline and Terminals Usage Agreement with us, whereby UDS has agreed to use our pipelines to transport at least 75% of the crude oil shipped to and at least 75% of the refined products shipped from the McKee, Three Rivers and Ardmore refineries and to use our refined product terminals for terminalling services for at least 50% of all refined products shipped from these refineries for a period of seven years from April 16, 2001.

If market conditions change, with respect to the transportation of crude oil or refined products or to the end markets in which UDS sells refined products, in a material manner such that UDS would suffer a material adverse effect if it were to continue to use our pipelines and terminals at the required levels, UDS's obligation to us will be suspended during the period of the change in market conditions to the extent required to avoid the material adverse effect.

NOTE 6: Subsequent Events

Closing of Initial Public Offering
On April 16, 2001, Shamrock Logistics completed its initial public offering of common units, by selling 5,175,000 common units to the public at $24.50 per unit. Total proceeds before offering costs and underwriters' commissions for the 5,175,000 common units were $126,787,500. After the offering Shamrock Logistics outstanding equity included 9,599,322 common units, including 4,424,322 held by subsidiaries of UDS, 9,599,322 subordinated units held by subsidiaries of UDS and a 2% general partner interest held by Riverwalk Logistics.

Concurrent with the closing of the initial public offering, Shamrock Logistics Operations borrowed $20,505,900 under its existing revolving credit facility. The net proceeds from the initial public offering and the borrowings under the revolving credit facility were used to repay the debt due to parent, make a distribution to affiliates of UDS for reimbursement of previous capital expenditures incurred with respect to the assets transferred to us, and for working capital purposes. A summary of the proceeds received and use of proceeds is as follows:

 Proceeds received:
   Sale of common units............................       $ 126,787,500
   Borrowing under the revolving credit facility...          20,505,900
                                                            -----------
      Total proceeds...............................         147,293,400
                                                            -----------

 Use of proceeds:
   Underwriters fees...............................           8,875,100
   Professional fees and other offering costs......           6,000,000
   Debt issuance costs.............................             435,700
   Repayment of debt due to parent.................         107,676,200
   Reimbursement of capital expenditures...........          20,517,000
                                                            -----------
      Total use of proceeds........................         143,504,000
                                                            -----------

      Net proceeds remaining.......................      $    3,789,400
                                                            ===========

UDS Plan of Merger
On May 7, 2001, UDS announced that it had agreed to be acquired by Valero Energy Corporation for total consideration of approximately $4.0 billion plus the assumption of all outstanding debt of approximately $2.0 billion. Under the terms of the agreement and plan of merger, UDS shareholders will receive, for each share of UDS common stock they hold, at their election, cash, Valero common stock or a combination of cash and stock, having a value equal to the sum of $27.50 plus 0.614 shares of Valero common stock (based on the average Valero common stock price over a ten trading-day period ending three days prior to closing). The merger has been approved by the board of directors of both companies; however, closing of the transaction is subject to regulatory reviews and the approval of the shareholders of both companies. The merger is expected to close in the fourth quarter of 2001.

Valero Energy Corporation owns and operates seven refineries in Texas, Louisiana, New Jersey and California with a combined throughput capacity of more than 1.1 million barrels per day. Valero markets its gasoline, diesel and other refined products in 34 states through a bulk and rack marketing network and, in California, through approximately 350 retail locations. Once the merger is completed, Valero will become the ultimate parent of Riverwalk Logistics, the general partner of both Shamrock Logistics and Shamrock Logistics Operations. In addition, Valero will become the obligor under the various agreements UDS has with us, including the Services Agreement and the Pipeline and Terminals Usage Agreement.

Three Rivers Refinery Fire
On July 9, 2001, UDS' Three Rivers refinery was shut down due to a fire in the 7,000 barrel per day alkylation unit at the refinery. Management expects that the alkylation unit will be shut down for approximately 8 weeks, however the rest of the refinery was restarted on August 6th and processing levels are expected to increase slowly through the end of August 31, 2001. UDS plans to operate the Three Rivers refinery at reduced rates during the alkylation unit shut down, thus volumes of crude oil transported to and refined products tranported from the refinery will be lower. Management of Shamrock Logistics does not expect that the lower production at the refinery will significantly impact Shamrock Logistics results of operations in the third quarter of 2001 as UDS is transporting refined products from the Gulf Coast into the refinery through the Corpus Christi to Three Rivers crude oil pipeline, which Shamrock Logistics has temporarily converted into a refined product pipeline. This conversion and the reversal of the flow of the Three Rivers to Corpus Christi refined product pipeline to transport additional refined product from the Gulf Coast will allow refined products to be transported on to San Antonio and Laredo, Texas using Shamrock Logistics other pipelines connected to the Three Rivers refinery.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
Shamrock Logistics, L.P. (Shamrock Logistics), a Delaware limited partnership and wholly-owned subsidiary of Ultramar Diamond Shamrock Corporation (UDS), was formed to ultimately acquire Shamrock Logistics Operations, L.P.

Shamrock Logistics Operations, L.P. (Shamrock Logistics Operations), a Delaware limited partnership and a wholly-owned subsidiary of UDS, was formed to operate the crude oil and refined product pipeline, terminalling and storage assets of the Ultramar Diamond Shamrock Logistics Business.

UDS, an independent refiner and retailer, owns and operates seven refineries located in Texas, California, Oklahoma, Colorado and Quebec, Canada, and markets its refined products through over 4,500 convenience stores. UDS's refining operations include various pipeline, terminalling, and storage assets that transport crude oil and other raw materials to the refineries and transport refined products from the refineries to terminals for further distribution.

Prior to July 1, 2000, the pipeline, terminalling and storage assets and operations supporting UDS' McKee, Three Rivers and Ardmore refineries were referred to as the Ultramar Diamond Shamrock Logistics Business as if it had existed as a single separate entity from UDS. UDS formed Shamrock Logistics Operations to assume ownership of and to operate the assets of the Ultramar Diamond Shamrock Logistics Business. Effective July 1, 2000, UDS transferred the crude oil and refined product pipelines, terminalling and storage assets and certain liabilities of the Ultramar Diamond Shamrock Logistics Business (predecessor) to Shamrock Logistics Operations (successor). The transfer of assets and certain liabilities to Shamrock Logistics Operations represented a reorganization of entities under common control and was recorded at historical cost.

Effective with the closing of Shamrock Logistics initial public offering of common units on April 16, 2001, the ownership of Shamrock Logistics Operations was transferred to Shamrock Logistics in exchange for ownership interests (common and subordinated units) in Shamrock Logistics. This transfer also represented a reorganization of entities under common control and was recorded at historical cost.

The following discussion is based on the historical operating results of the combined financial statements of Shamrock Logistics and Shamrock Logistics Operations (successor) as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and the combined financial statements of Shamrock Logistics and the Ultramar Diamond Shamrock Logistics Business (predecessor) for the three months ended March 31, 2000. This combined financial statement presentation more clearly reflects our financial position and results of operations as a result of the most recent reorganization of entities under common control.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Summarized financial and operating data are as follows:

Summarized Financial Data:

                                                 Successor        Predecessor
                                                Three Months      Three Months
                                              Ended March 31,    Ended March 31,
                                                    2001              2000
                                                    ----              ----
Statement of Income Data:
Revenues.....................................     $ 23,422         $ 21,406
                                                    ------           ------
Operating costs and expenses:
  Operating expenses.........................        7,640            7,595
  General and administrative expenses........        1,172              901
  Depreciation and amortization..............        3,238            3,220
  Taxes other than income taxes..............        1,011            1,086
                                                    ------           ------
     Total operating costs and expenses......       13,061           12,802
                                                    ------           ------

Operating income.............................       10,361            8,604
  Interest expense...........................       (2,244)            (216)
  Equity income from Skelly-Belvieu..........          669              869
                                                    ------           ------
Income before income taxes ..................        8,786            9,257
  Provision for income taxes.................            -           (3,562)
                                                    ------           ------
Net income...................................     $  8,786        $   5,695
                                                    ======           ======


                                                                       Successor
                                                ------------------------------
                                                  March 31,       December 31,
                                                    2001              2000
                                                    ----              ----
Balance Sheet Data:
Net property, plant and equipment............     $ 277,761         $ 280,017
Total assets.................................       336,192           329,484
Long-term debt, including current portion
   and debt due to parent....................       118,360           118,360
Partnership equity...........................       213,624           204,838

Operating Data:

The following table reflects throughput in barrels for our crude oil and refined product pipelines and the total throughput for all of our refined product terminals for the three months ended March 31, 2001 and 2000 (in thousands).

                                                   Successor        Predecessor
                                                 Three Months      Three Months
                                                Ended March 31,  Ended March 31,
                                                     2001              2000
                                                     ----              ----
  Crude oil pipelines:
     Dixon to McKee...............................   5,459             5,809
     Wasson to Ardmore (both pipelines)...........   7,393             6,373
     Ringgold to Wasson...........................   2,911             1,433
     Corpus Christi to Three Rivers...............   7,973             7,642
     Other crude oil pipelines....................   4,012             3,766
                                                    ------            ------
       Total crude oil pipelines..................  27,748            25,023
                                                    ------            ------

  Refined product pipelines:
     McKee to Colorado Springs to Denver..........   2,261             1,584
     McKee to El Paso.............................   5,758             5,858
     McKee to Amarillo (both pipelines)
      to Abernathy................................   3,846             3,525
     Amarillo to Albuquerque......................   1,176             1,189
     McKee to Denver..............................   1,081             1,059
     Ardmore to Wynnewood.........................   5,487             4,820
     Three Rivers to Laredo.......................   1,085             1,503
     Three Rivers to San Antonio..................   2,455             2,420
     Other refined product pipelines..............   5,423             5,801
                                                    ------            ------
       Total refined product pipelines............  28,572            27,759

  Refined product terminals.......................  15,103            15,337
                                                    ------            ------

  Total throughput................................  71,423            68,119
                                                    ======            ======

Revenues for the quarter ended March 31, 2001 were $23,422,000 as compared to $21,406,000 for the quarter ended March 31, 2000, an increase of 9% or $2,016,000. This increase in revenues is primarily due to the following items:

o revenues for the Ringgold to Wasson and the Wasson to Ardmore crude oil pipelines increased $667,000 due to a combined 32% increase in throughput barrels, resulting from UDS purchasing greater quantities of crude oil from third parties near Ringgold instead of gathering crude oil barrels near Wasson. In March 2001, UDS sold its Oklahoma crude oil gathering operation;

o revenues for the Corpus Christi to Three Rivers crude oil pipeline increased $262,000 primarily due to an increase in the pipeline tariff rate. The tariff rate was increased to cover the additional costs (dockage and wharfage fees) associated with operating a marine crude oil storage facility;

o revenues for the McKee to Colorado Springs to Denver refined product pipeline increased $1,221,000 due to a 43% increase in throughput barrels primarily in the Colorado Springs to Denver segment of the pipeline. Since completing the expansion of the McKee to Colorado Springs segment of the pipeline, UDS has supplied the greater demand for refined products in Denver from its McKee refinery, thus increasing throughput in the entire pipeline;

o revenues for the Ardmore to Wynnewood refined product pipeline remained comparable with 2000's first quarter even though throughput barrels increased 14%. The tariff rate for the Ardmore to Wynnewood refined product pipeline varies depending upon the ultimate destination to which the refined products are shipped over the connecting common carrier pipeline. In the first quarter of 2001, refined products were transported over shorter distances, reducing revenues in 2001; and

o revenues for the Three Rivers to Laredo refined product pipeline decreased $215,000 due to a 28% decrease in throughput barrels resulting from the expansion of Pemex's Monterrey refinery that increased the supply of refined products to Nuevo Laredo, Mexico, which is across the border from Laredo, Texas.

Operating expenses increased $45,000, or 1%, for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 primarily due to the following items:

o during the quarter ended March 31, 2000, the Ultramar Diamond Shamrock Logistics Business recognized a loss of $698,000 due to the impact of volumetric expansions, contractions, and measurement discrepancies in the various pipelines. Beginning July 1, 2000, the impact of volumetric expansions, contractions and measurement discrepancies in the pipelines is borne by the shippers and is therefore no longer reflected in operating expenses;

o utility expenses increased by $952,000 due to higher electricity rates in the first quarter of 2001 as a result of higher natural gas costs; and

o other operating expenses decreased due to lower rental expenses for fleet vehicles, satellite communications and safety equipment as a result of more favorable leasing arrangements.

General and administrative expenses increased 30% for the quarter ended March 31, 2001 as compared to 2000 due to increased general and administrative costs allocated to us from UDS. Prior to July 1, 2000, UDS allocated approximately 5% of its general and administrative expenses incurred in the United States to its pipeline, terminalling and storage operations to cover costs of centralized corporate functions such as legal, accounting, treasury, engineering, information technology and other corporate services. Effective July 1, 2000, UDS entered into a Services Agreement with Shamrock Logistics Operations to provide the general and administrative services noted above for an annual fee of $5,200,000, payable monthly. For the three months ended March 31, 2001, general and administrative expenses of $1,172,000 reflects $1,300,000, or one-fourth of the annual fee less $128,000 reimbursed by partners on jointly owned pipelines. For the three months ended March 31, 2000, general and administrative expenses of $901,000 reflects $1,026,000, or the 5% allocation of UDS's general and administrative expenses less $125,000 reimbursed by partners on jointly owned pipelines.

Interest expense for the quarter ended March 31, 2001 was $2,244,000 as compared to $216,000 for the same period in 2000. The additional interest expense relates to the $107,676,000 of debt due to parent that was assumed by Shamrock Logistics Operations on July 1, 2000. Interest expense prior to July 1, 2000, relates only to the debt due to the Port of Corpus Christi Authority of Nueces County, Texas.

Equity income from affiliate represents the 50% interest in the net income of Skelly-Belvieu Pipeline Company, which operates the Skellytown to Mont Belvieu refined product pipeline. Equity income from affiliate for the quarter ended March 31, 2001 was $669,000 or 23% lower than in 2000 due to a 25% decrease in throughput barrels in the Skellytown to Mont Belvieu refined product pipeline. The decreased throughput in the first quarter of 2001 is due to both UDS and Phillips Petroleum Company utilizing greater quantities of natural gas to run their refining operations instead of selling the natural gas to outside parties in Mont Belvieu.

Effective July 1, 2000, UDS transferred the assets and certain liabilities of the Ultramar Diamond Shamrock Logistics Business (predecessor) to Shamrock Logistics Operations (successor). As a limited partnership, Shamrock Logistics Operations is not subject to federal or state income taxes. The income tax provision for the quarter ended March 31, 2000 was based upon the effective income tax rate for the Ultramar Diamond Shamrock Logistics Business of 38%. The effective income tax rate exceeds the U.S. federal statutory income tax rate due to state income taxes.

Net income for the quarter ended March 31, 2001 was $8,786,000 as compared to $5,695,000 for the quarter ended March 31, 2000. The increase of $3,091,000 is primarily due to increased revenues as a result of higher throughput barrels in our pipelines. Although interest expense for 2001 was higher than in 2000, that increase was offset by the decrease in income tax expense, which is no longer required to be accrued due to the change in tax status.

Three Rivers Refinery Fire
On July 9, 2001, UDS's 95,000 barrel per day capacity Three Rivers refinery was shut down due to a fire in the 7,000 barrel per day alkylation unit at the refinery. Management expects that the alkylation unit will be shut down for approximately 8 weeks. The majority of refinery units were retarted on August 6th and processing levels are expected to increase to full capacity by August 31, 2001. UDS plans to operate the Three Rivers refinery at reduced rates during the alkylation unit shut down, thus volumes of crude oil transported to and refined product tranported from the refinery will be lower. Management of Shamrock Logistics does not expect that the lower production at the refinery will significantly impact Shamrock Logistics results of operations in the third quarter of 2001, as UDS is transporting refined products from other locations using our pipelines.

Liquidity and Capital Resources

Financing
On December 15, 2000, Shamrock Logistics Operations entered into a $120 million revolving credit facility with The Chase Manhattan Bank and other lenders. The revolving credit facility expires on January 15, 2006 and borrowings under the revolving credit facility bear interest at either the alternative base rate or the LIBOR rate at the option of Shamrock Logistics Operations. The revolving credit facility requires that Shamrock Logistics Operations maintain certain financial ratios and other restrictive covenants, including a prohibition on distributions by Shamrock Logistics Operations if any default, as defined in the revolving credit facility, exists or would result from the distribution. Management believes that Shamrock Logistics Operations is in compliance with all of these ratios and covenants.

As of March 31, 2001, Shamrock Logistics Operations had no outstanding borrowings under the $120 million revolving credit facility. However, in conjunction with the initial public offering of common units by Shamrock Logistics on April 16, 2001, Shamrock Logistics Operations borrowed $20,505,900 under the revolving credit facility. See discussion below related to the initial public offering and use of proceeds.

Shamrock Logistics' ability to complete future debt and equity offerings and the timing of any such offerings will depend upon various factors including prevailing market conditions, interest rates and the financial condition of Shamrock Logistics and Shamrock Logistics Operations.

Initial Public Offering by Shamrock Logistics
On April 16, 2001, Shamrock Logistics completed its initial public offering of 5,175,000 common units at a price of $24.50 per unit. Total proceeds for the 5,175,000 common units were $126,787,500 before offering costs and underwriters commissions.

A summary of the proceeds received and use of proceeds is as follows:

      Proceeds received:
        Sale of common units............................       $ 126,787,500
        Borrowing under the revolving credit facility...          20,505,900
                                                                 -----------
           Total proceeds...............................         147,293,400
                                                                 -----------

      Use of proceeds:
        Underwriters fees...............................           8,875,100
        Professional fees and other offering costs......           6,000,000
        Debt issuance costs.............................             435,700
        Repayment of debt due to parent.................         107,676,200
        Reimbursement of capital expenditures...........          20,517,000
                                                                 -----------
           Total use of proceeds........................         143,504,000
                                                                 -----------

           Net proceeds.................................       $   3,789,400
                                                                 ===========

The net proceeds $3,789,400 will be used for working capital and general corporate purposes.

Capital Requirements
The pipeline, terminalling and storage business is capital-intensive, requiring significant investments to upgrade or enhance existing operations and to meet environmental regulations. Our capital expenditures consist primarily of: o maintenance capital expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations; and
o expansion capital expenditures, such as those to expand and upgrade pipeline capacity and to construct new pipelines, terminals and storage facilities to meet UDS' needs. In addition, expansion capital expenditures will include acquisitions of pipelines, terminals or storage assets owned by UDS or other third parties.
Shamrock Logistics expects to fund its capital expenditures from cash provided by operations and to the extent necessary, from proceeds of borrowings under the revolving credit facility.

During the quarter ended March 31, 2001, we incurred maintenance capital expenditures of $745,000 primarily related to tank upgrades at the terminals and cathodic (corrosion) protection upgrades for both refined product and crude oil pipelines. Also during the quarter ended March 31, 2001, we incurred $162,000 of expansion capital expenditures.

On July 1, 2001, Shamrock Logistics exercised its option to acquire the Southlake refined products terminal located in Dallas, Texas from UDS for $5,600,000. Shamrock Logistics used available cash on hand to acquire the terminal.

Currently, Shamrock Logistics intends to exercise its option to purchase the Ringgold crude oil storage facility in the third quarter of 2001 at a cost of $6,500,000 and the Wichita Falls to McKee crude oil pipeline and storage facility by the first quarter of 2002 at a cost of $64,000,000, upon completion of construction. Shamrock Logistics intends to fund these acquisitions with borrowings under its revolving credit facilities.

Shamrock Logistics anticipates that it will continue to have adequate liquidity to fund future recurring operating, investing and financing activities. Cash distributions are expected to be funded with internally generated cash.

UDS Plan of Merger
On May 7, 2001, UDS announced that it had agreed to be acquired by Valero Energy Corporation for total consideration of approximately $4.0 billion plus the assumption of all outstanding debt of approximately $2.0 billion. Under the terms of the agreement and plan of merger, UDS shareholders will receive, for each share of UDS common stock they hold, at their election, cash, Valero common stock or a combination of cash and stock, having a value equal to the sum of $27.50 plus 0.614 shares of Valero common stock (based on the average Valero common stock price over a ten trading-day period ending three days prior to closing). The merger has been approved by the board of directors of both companies; however, closing of the transaction is subject to regulatory reviews and the approval of the shareholders of both companies. The merger is expected to close in the fourth quarter of 2001.

Valero Energy Corporation owns and operates seven refineries in Texas, Louisiana, New Jersey and California with a combined throughput capacity of more than 1.1 million barrels per day. Valero markets its gasoline, diesel and other refined products in 34 states through a bulk and rack marketing network and, in California, through approximately 350 retail locations. Once the merger is completed, Valero will become the ultimate parent of Riverwalk Logistics, the general partner of both Shamrock Logistics and Shamrock Logistics Operations. In addition, Valero will become the obligor under the various agreements UDS has with us, including the Services Agreement and the Pipeline and Terminals Usage Agreement.

Certain Forward-Looking Statements

This quarterly report on Form 10-Q contains certain "forward-looking" statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, and information relating to us that is based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar expressions, as they relate to us or management, identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations, including as a result of competitive factors and pricing pressures, shifts in market demand and general economic conditions and other factors.

Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The principal market risk (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which we are exposed is interest rate risk on our debt. We manage our debt considering various financing alternatives available in the market. Since the current debt is fixed rate debt with an 8% interest rate and the total of this debt is not material to financial position or performance, there is currently minimal impact to market interest rate risk.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

No material litigation has been filed or is pending against Shamrock Logistics or Shamrock Logistics Operations during the quarter ended March 31, 2001.

Item 2.  Changes in Securities and Use of Proceeds
On April 9, 2001, Shamrock Logistics registration statement relating to its initial public offering on Form S-1 (Registration No. 333-43668) filed with the Securities and Exchange Commission became effective. The managing underwriter for the initial public offering was Goldman, Sachs & Co. Under the registration statement, Shamrock Logistics issued 9,599,322 common units and 9,599,322 subordinated units, of which 4,424,322 common units and all of the subordinated units were issued to UDS Logistics, L.L.C., an affiliate of Shamrock Logistics general partner, Riverwalk Logistics, L.P.

The closing date of Shamrock Logistics initial public offering was April 16, 2001 and on that date it sold 5,175,000 common units (including the underwriters over-allotment option on 675,000 common units) to the public at a price of $24.50 per unit, or $126,787,500. Underwriters commissions on this sale were $8,875,100. In addition, concurrent with the closing of the initial public offering, Shamrock Logistics Operations borrowed $20,505,900 under its revolving credit facility with The Chase Manhattan Bank and other lenders and incurred $435,700 of debt issuance costs.

Net proceeds from the sale of common units, after underwriters commissions, were $117,912,400 and net proceeds from the borrowings under the revolving credit facility with The Chase Manhattan Bank and other lenders were $20,070,200. Shamrock Logistics used $6,000,000 of the net proceeds to pay legal, accounting and other professional service costs associated with the initial public offering. Another $128,193,200 of the net proceeds were used to pay off the $107,676,200 outstanding debt due to parent and $20,517,000 was used to reimburse affiliates of UDS for previous capital expenditures. The remaining net proceeds of $3,789,400 will be used for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:
None.

(b)      Reports on Form 8-K
None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Shamrock Logistics has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SHAMROCK LOGISTICS, L.P.
By: Riverwalk Logistics GP, L.P., its general partner
       By: Shamrock Logistics GP, L.L.C., its general partner


By:               /s/ Steven S. Blank
         -----------------------------------------------------------------------
         STEVEN S. BLANK
         CHIEF FINANCIAL OFFICER
         August 8, 2001