Form 10-Q
period 2001-06-30
SHAMROCK LOGISTICS LP
filed 2001-08-14
CIK 1110805

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

                       For the quarter ended June 30, 2001


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

                                 Yes X No ____


As of July 31, 2001, 9,599,322 common units were outstanding.





================================================================================

                            SHAMROCK LOGISTICS, L.P.
                                    FORM 10-Q
                                  JUNE 30, 2001

                                TABLE OF CONTENTS


                                                                            Page

                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated and Combined Balance Sheets as of June 30, 2001
            and December 31, 2000.........................................     3

        Consolidated and Combined Statements of Income
            for the Three and Six Months Ended June 30, 2001 and 2000.....     4

        Consolidated and Combined Statements of Cash Flows
            for the Six Months Ended June 30, 2001 and 2000...............     5

        Combined Statement of Net Parent Investment
            for the Six Months Ended June 30, 2000........................     6

        Consolidated and Combined Statement of Partnership Equity
            for the Six Months Ended June 30, 2001........................     6

        Notes to Consolidated and Combined Financial Statements...........     7

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................    13

Item 3. Quantitative and Qualitative Disclosures About Market Risk........    22

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................    23

Item 2. Changes in Securities and Use of Proceeds.........................    23

Item 3. Defaults Upon Senior Securities...................................    23

Item 4. Submission of Matters to a Vote of Security Holders...............    23

Item 5. Other Information.................................................    23

Item 6. Exhibits and Reports on Form 8-K..................................    23

        SIGNATURE.........................................................    24

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SHAMROCK LOGISTICS, L.P.
                                       AND
                       SHAMROCK LOGISTICS OPERATIONS, L.P.
         (successor to the Ultramar Diamond Shamrock Logistics Business)

                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                                 (in thousands)

                                                Successor       Predecessor
                                                June 30,        December 31,
                                                  2001              2000
                                                  ----              ----
                                               (unaudited)
                                Assets
Current assets:
   Cash........................................ $  17,371      $         4
   Receivable from parent......................     2,473           22,348
   Accounts and notes receivable...............     4,527            2,386
  Other current assets.........................         -            3,528
                                                  -------          -------
      Total current assets.....................    24,371           28,266
                                                  -------          -------

Property, plant and equipment..................   392,800          388,537
Less accumulated depreciation and amortization.  (114,876)        (108,520)
                                                  -------          -------
   Property, plant and equipment, net..........   277,924          280,017
Goodwill, net..................................     4,864            5,014
Investment in affiliate........................    16,531           16,187
Other noncurrent assets, net...................       432                -
                                                  -------          -------
    Total assets............................... $ 324,122        $ 329,484
                                                  =======          =======


                       Liabilities and Partnership Equity
Current liabilities:
   Current portion of long-term debt..........  $     385        $     608
   Accounts payable and accrued liabilities...      3,766            2,685
   Taxes other than income taxes..............      3,014            3,601
                                                  -------          -------
      Total current liabilities...............      7,165            6,894

Long-term debt, less current portion..........     30,582           10,076
Debt due to parent............................          -          107,676
Commitments and contingencies

Partnership equity:
   Limited partners' equity...................    280,648          202,790
   General partners' equity...................      5,727            2,048
                                                  -------          -------
     Total partnership equity.................    286,375          204,838
                                                  -------          -------
     Total liabilities and partnership equity.  $ 324,122        $ 329,484
                                                  =======          =======

    See accompanying notes to consolidated and combined financial statements.



                            SHAMROCK LOGISTICS, L.P.
                     AND SHAMROCK LOGISTICS OPERATIONS, L.P.
         (successor to the Ultramar Diamond Shamrock Logistics Business)

                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
           (unaudited, in thousands, except share and per share data)
                         .........................
                                                            Successor         Predecessor        Successor         Predecessor
                                                          Three Months       Three Months        Six Months     Six Months Ended
                                                         Ended June 30,     Ended June 30,     Ended June 30,       June 30,
                                                              2001               2000               2001              2000
                                                              ----               ----               ----              ----

Revenues..............................................      $ 23,637           $ 23,097           $ 47,059          $ 44,503
                                                              ------             ------             ------            ------

Operating costs and expenses:
   Operating expenses.................................         7,726              7,863             15,366            15,458
   General and administrative expenses................         1,331              1,689              2,503             2,590
   Depreciation and amortization......................         3,251              3,116              6,489             6,336
   Taxes other than income taxes......................         1,010              1,368              2,021             2,454
                                                             -------            -------            -------           -------
      Total operating costs and expenses..............        13,318             14,036             26,379            26,838
                                                              ------             ------             ------            ------

Operating income......................................        10,319              9,061             20,680            17,665
  Interest expense....................................          (870)              (217)            (3,114)             (433)
  Equity income from affiliate........................           907              1,057              1,576             1,926
                                                            --------            -------            -------           -------

Income before income taxes............................        10,356              9,901             19,142            19,158
  Benefit for income taxes............................             -             34,374                  -            30,812
                                                         -----------             ------         ----------            ------
Net income............................................      $ 10,356           $ 44,275           $ 19,142          $ 49,970
                                                              ======             ======             ======            ======

Allocation of net income:
Total net income......................................      $ 10,356                              $ 19,142
  Less net income applicable to the period
      January 1 through March 31, 2001................             -                                (8,786)
  Less net income applicable to the period April 1
      through April 15, 2001..........................        (1,340)                               (1,340)
                                                             -------                               -------
Net income applicable to the period April 16
    through June 30, 2001.............................         9,016                                 9,016

General partners' interest in net income applicable
    to the period April 16 through June 30, 2001......           180                                   180
                                                            --------                              --------
Limited partners' interest in net income applicable
    to the period April 16 through June 30, 2001......     $   8,836                             $   8,836
                                                             =======                               =======

Basic and diluted net income per limited
    partnership unit..................................     $    0.46                            $     0.46
                                                             =======                              ========

Weighted average number of limited partnership
    units outstanding for the period April 16
    through June 30, 2001.............................     19,198,644                            19,198,644
                                                           ==========                            ==========

    See accompanying notes to consolidated and combined financial statements.



                            SHAMROCK LOGISTICS, L.P.
                     AND SHAMROCK LOGISTICS OPERATIONS, L.P.
         (successor to the Ultramar Diamond Shamrock Logistics Business)

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)
                                                                    Successor             Predecessor
                                                                 Six Months Ended      Six Months Ended
                                                                  June 30, 2001          June 30, 2000
                                                                  -------------          -------------
Cash Flows from Operating Activities:
Net income ..................................................         $ 19,142               $ 49,970
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization.............................            6,489                  6,336
   Amortization of debt issuance costs.......................               29                      -
   Equity income from affiliate..............................           (1,576)                (1,926)
   Benefit for deferred income taxes.........................                -                (36,677)
   Changes in operating assets and liabilities:
     Decrease in receivable from parent......................           19,875                      -
     Decrease (increase) in accounts and notes receivable....           (2,141)                   263
     Decrease in other current assets........................            3,528                      -
     Increase in accounts payable, accrued liabilities
      and taxes other than income taxes......................              494                    492
   Increase in other noncurrent assets.......................             (461)                     -
   Decrease in other long-term liabilities...................                -                   (137)
                                                                  ------------              ---------
         Net cash provided by operating activities...........           45,379                 18,321
                                                                       -------               --------

Cash Flows from Investing Activities:
Maintenance capital expenditures.............................           (1,843)                (1,699)
Expansion capital expenditures...............................           (2,403)                (3,186)
Distributions received from affiliate........................            1,232                  2,306
                                                                      --------               --------
         Net cash used in investing activities...............           (3,014)                (2,579)
                                                                       -------               --------

Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings......................           20,506                      -
Repayment of long-term debt..................................             (223)                  (284)
Distributions to parent and affiliates.......................          (29,000)               (15,458)
Net proceeds from sales of common units to the public........          111,912                      -
Distribution to affiliates of Ultramar Diamond Shamrock
  Corporation for reimbursement of capital expenditures......          (20,517)                     -
Repayment of debt due to parent..............................         (107,676)                     -
                                                                      --------            -----------
         Net cash used in financing activities...............          (24,998)               (15,742)
                                                                     ---------                -------

Net Increase in Cash and Cash Equivalents....................           17,367                      -
Cash at Beginning of Period..................................                4                      3
                                                                 -------------            -----------
Cash at End of Period........................................     $     17,371         $            3
                                                                     =========            ===========

Non-Cash Activities:
   Increase in debt due to parent............................  $              -             $ 107,676
   Decrease in accrued liabilities and other long-term
      liabilities (environmental)............................                -                 (2,507)
                                                                --------------               --------
         Total non-cash activities...........................  $              -             $ 105,169
                                                                 ==============               =======

    See accompanying notes to consolidated and combined financial statements.



                            SHAMROCK LOGISTICS, L.P.
                                       AND
         THE ULTRAMAR DIAMOND SHAMROCK LOGISTICS BUSINESS (Predecessor)

                   COMBINED STATEMENT OF NET PARENT INVESTMENT
                         Six Months Ended June 30, 2000
                            (unaudited, in thousands)


    Balance at January 1, 2000
                                                                  $  254,807
         Net income...........................................         49,970
         Net change in parent advances........................        (15,458)
         Formalization of the terms of debt due to parent.....       (107,676)
                                                                      -------
    Balance at June 30, 2000..................................     $  181,643
                                                                      =======




                            SHAMROCK LOGISTICS, L.P.
                                       AND
                       SHAMROCK LOGISTICS OPERATIONS, L.P.
         (successor to the Ultramar Diamond Shamrock Logistics Business)

            CONSOLIDATED AND COMBINED STATEMENT OF PARTNERSHIP EQUITY
                         Six Months Ended June 30, 2001
                            (unaudited, in thousands)

                                                                                                                Total
                                                           Limited Partner                   General         Partnership
                                                  -------------------------------------
                                                       Common         Subordinated           Partner            Equity

Balance at January 1, 2001.....................       $ 202,790      $          -             $ 2,048          $ 204,838
   Net income applicable to the period
     January 1 to April 15, 2001...............          10,025                 -                 101             10,126
   Distributions to affiliates of Ultramar
     Diamond Shamrock Corporation of
       net income applicable to the period
     July 1, 2000 to April 15, 2001............         (28,710)                -                (290)          (29,000)
     Distribution to affiliates of Ultramar
     Diamond Shamrock Corporation for
       reimbursement of capital                         (20,517)                -                   -           (20,517)
expenditures...of capital expenditures.........
    Issuance of  Shamrock Logistics' units for
     the contribution of  Shamrock Logistics
     Operations' limited partner interest......        (113,141)          109,453               3,688                  -
net assets.....................................
   Sale of common units to the public .........         111,912                 -                   -            111,912
   Net income applicable to the period
     April 16 to June 30, 2001.................           4,418             4,418                 180              9,016
                                                        -------           -------               -----            -------

Balance at June 30, 2001.......................       $ 166,777         $ 113,871            $  5,727          $ 286,375
                                                        =======           =======               =====            =======


    See accompanying notes to consolidated and combined financial statements.

                            SHAMROCK LOGISTICS, L.P.
                                       AND
                       SHAMROCK LOGISTICS OPERATIONS, L.P.
         (successor to the Ultramar Diamond Shamrock Logistics Business)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (unaudited)


NOTE 1: Organization

Shamrock Logistics, L.P. (Shamrock Logistics) and Shamrock Logistics Operations, L.P. (Shamrock Logistics Operations) are both subsidiaries of Ultramar Diamond Shamrock Corporation (UDS). UDS is an independent refiner and retailer of refined products and convenience store merchandise in the central, southwest and northeast regions of the United States and eastern Canada. UDS owns and operates seven refineries located in Texas, Oklahoma, California, Colorado and Quebec,
Canada and markets its refined products through 2,030 company-operated convenience stores, 2,543 dealer-operated wholesale outlets and 85 unattended cardlock stations.

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

The general partner of Shamrock Logistics and Shamrock Logistics Operations is Riverwalk Logistics, L.P., a wholly-owned subsidiary of UDS.

The financial statements included in this Form 10-Q represent the consolidated and combined financial statements of Shamrock Logistics, Shamrock Logistics Operations (successor) and the Ultramar Diamond Shamrock Logistics Business (predecessor) as follows:
o consolidated financial statements of Shamrock Logistics and Shamrock Logistics Operations (successor) as of and for the three months ended June 30, 2001;
o combined financial statements of Shamrock Logistics and Shamrock Logistics Operations (successor) as of December 31, 2000 and for the six months ended June 30, 2001; and
o combined financial statements of Shamrock Logistics and the Ultramar Diamond Shamrock Logistics Business for the three and six months ended June 30, 2000.

This consolidated and combined financial statement presentation more clearly reflects our financial position and results of operations as a result of the most recent reorganization of entities under common control.

NOTE 2: Basis of Presentation

We prepared these unaudited consolidated and combined financial statements in accordance with United States' generally accepted accounting principles for interim financial reporting and with Securities and Exchange Commission rules and regulations for Form 10-Q. We have included all normal and recurring adjustments considered necessary for a fair presentation. You should read these consolidated and combined financial statements along with the audited financial statements and notes thereto included in Shamrock Logistics Form S-1 dated April 16, 2001.

Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Our results of operations may be affected by seasonal factors, such as the demand for petroleum products, which vary during the year; or industry factors that may be specific to a particular period, such as the demand for refined products, industry supply capacity and refinery maintenance turnarounds. In addition, substantially all of our revenues are derived from UDS and its various subsidiaries, based on the operations of UDS' McKee, Three Rivers and Ardmore refineries. Accordingly, our results are directly impacted by the operations of these three UDS refineries.

NOTE 3: Accounting Pronouncements

FASB Statement No. 141
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, " Business Combinations." Statement No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of Statement No. 141 are to be accounted for using the purchase method. The provisions of Statement No. 141 apply to all business combinations initiated after June 30, 2001 and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. We implemented Statement No. 141 on July 1, 2001, and the acquisition of the Southlake refined product terminal has been accounted for under the purchase method required by Statement No. 141 (see Note
7).

FASB Statement No. 142
Also in June 2001,  the FASB  issued  Statement  No.  142,  "Goodwill  and Other
Intangible Assets." Statement No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of Statement No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of Statement No. 142 are to be reported as resulting from a change in accounting principle. We have reviewed the requirements of Statement No. 142 and the impact of adoption effective January 1, 2002 will result in the cessation of goodwill amortization beginning January 1, 2002, which amortization approximates $300,000 annually. In addition, we believe that future reported net income may be more volatile because impairment losses related to goodwill are likely to occur irregularly and in varying amounts.

FASB Statement No. 143
In June 2001, the FASB also issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for an obligation associated with the retirement of a tangible long-lived asset. An asset retirement obligation liability should be recognized in the financial statements in the period in which it meets the definition of a liability as defined in FASB Concepts Statement No. 6, "Elements of Financial Statements." The amount of the liability would initially be measured at fair value. Subsequent to initial measurement, an entity would recognize changes in the amount of the liability resulting from (a) the passage of time and (b) revisions to either the timing or amount of estimated cash flows. Statement No. 143 also establishes standards for accounting for the cost associated with an asset retirement obligation. It requires that, upon initial recognition of a liability for an asset retirement obligation, an entity capitalize that cost by recognizing an increase in the carrying amount of the related long-lived asset. The capitalized asset retirement cost would then be allocated to expense using a systematic and rational method. Statement No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. We are currently evaluating the impact of adopting this new statement.

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

In connection with the transfer of assets and liabilities from the Ultramar Diamond Shamrock Logistics Business to Shamrock Logistics Operations on July 1, 2000, UDS has agreed to indemnify Shamrock Logistics Operations for environmental liabilities that arose prior to April 16, 2001 and are discovered within 10 years after April 16, 2001. Excluded from this indemnification are liabilities that result from a change in environmental law after April 16, 2001. In addition, as an operator or owner of the assets, Shamrock Logistics Operations could be held liable for pre-April 16, 2001 environmental damage should UDS be unable to fulfill its obligation. However, we believe that such a situation is remote given UDS' financial condition.

NOTE 5: Related Party Transactions

We have related party transactions with UDS for pipeline tariff and terminalling fee revenues, certain employee costs, insurance costs, administrative costs, and interest expense on the debt due to parent (for the period July 1, 2000 to April 15, 2001). The receivable from parent as of December 31, 2000 represents the net amount due from UDS for these related party transactions and the net cash collected under UDS's centralized cash management program on our behalf.

The following table summarizes transactions with UDS (in thousands):

                                                  Successor          Predecessor        Successor        Predecessor
                                                 Three Months       Three Months    Six Months Ended   Six Months Ended
                                                Ended June 30,     Ended June 30,       June 30,           June 30,
                                                     2001               2000              2001               2000
                                                     ----               ----              ----               ----

  Revenues........................................$.23,488           $ 23,017           $ 46,760          $ 44,187
  Operating expenses.................................2,727              2,502              5,413             5,393
  General and administrative expenses................1,300              1,813              2,600             2,839
  Interest expense on debt due to parent...............358                  -              2,512                 -

On July 1, 2000, UDS entered into a Services Agreement with us, whereby UDS has agreed to provide the corporate functions of legal, accounting, treasury, information technology and other services for an annual fee of $5,200,000 for a period of eight years. The $5,200,000 is adjustable annually based on the Consumer Price Index published by the U.S. Department of Labor. This annual fee is in addition to the incremental general and administrative costs to be incurred from third parties as a result of us becoming a publicly-held entity. The Services Agreement also requires that we reimburse UDS for various recurring costs of employees who work exclusively within the pipeline, terminalling and storage operations and for certain other costs incurred by UDS relating solely to us. These employee costs include salary, wages and benefit costs.

Prior to July 1, 2000, UDS allocated approximately 5% of its general and administrative expenses incurred in the United States to its pipeline, terminalling and storage operations to cover costs of centralized corporate functions and other corporate services. General and administrative costs allocated to the Ultramar Diamond Shamrock Logistics Business (predecessor) for the three and six months ended June 30, 2000 were $1,813,000 and $2,839,000, respectively.

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

NOTE 6: Initial Public Offering

On April 16, 2001, we completed our initial public offering of common units, by selling 5,175,000 common units to the public at $24.50 per unit. Total proceeds before offering costs and underwriters' commissions for the 5,175,000 common units were $126,787,500. After the offering, our outstanding equity included 9,599,322 common units, including 4,424,322 held by subsidiaries of UDS, 9,599,322 subordinated units held by subsidiaries of UDS and a 2% general partner interest held by Riverwalk Logistics.

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


       Proceeds received:
         Sale of common units............................       $ 126,787,500
         Borrowing under the revolving credit facility...          20,505,900
                                                                  -----------
            Total proceeds...............................         147,293,400
                                                                  -----------

       Use of proceeds:
         Underwriters' commissions.......................           8,875,100
         Professional fees and other costs...............           6,000,000
         Debt issuance costs.............................             435,700
         Repayment of debt due to parent.................         107,676,200
         Reimbursement of capital expenditures...........          20,517,000
                                                                  -----------
            Total use of proceeds........................         143,504,000
                                                                  -----------

            Net proceeds remaining.......................     $     3,789,400
                                                                  ===========

NOTE 7: Subsequent Events

UDS Plan of Merger
On May 7, 2001, UDS announced that it had agreed to be acquired by Valero Energy Corporation for total consideration of approximately $4.0 billion plus the assumption of all outstanding debt of approximately $2.0 billion. Under the terms of the agreement and plan of merger, UDS shareholders will receive, for each share of UDS common stock they hold, at their election, cash, Valero common stock or a combination of cash and Valero common stock, having a value equal to the sum of $27.50 plus 0.614 shares of Valero common stock (based on the average Valero common stock price over a ten trading-day period ending three days prior to closing). The merger has been approved by the board of directors of both companies; however, closing of the transaction is subject to regulatory reviews and the approval of the shareholders of both companies. The merger is expected to close in the fourth quarter of 2001.

Valero Energy Corporation owns and operates seven refineries in Texas, Louisiana, New Jersey and California with a combined throughput capacity of more than 1.1 million barrels per day. Valero markets its gasoline, diesel and other refined products in 34 states through a bulk and rack marketing network and, in California, through approximately 350 retail locations. Once the merger is completed, Valero will become the ultimate parent of Riverwalk Logistics, the general partner of both Shamrock Logistics and its subsidiary Shamrock Logistics Operations. In addition, Valero will become the obligor under the various agreements UDS has with us, including the Services Agreement and the Pipeline and Terminals Usage Agreement.

Purchase of Southlake refined product terminal
On July 2, 2001, we acquired the Southlake refined product terminal located in Dallas, Texas from UDS for $5,600,000. The Southlake terminal has averaged 25,000 barrels per day of throughput in 2001 and it is expected to increase our operating income by approximately $500,000 in the last six months of 2001.

Three Rivers Refinery Fire
On July 9, 2001, UDS' Three Rivers refinery was shut down due to a fire in the 7,000 barrel per day alkylation unit at the refinery. UDS' management expects that the alkylation unit will be shut down for approximately eight weeks; however the rest of the refinery was restarted on August 6th and processing levels are expected to increase slowly through the end of August 2001. UDS plans to operate the Three Rivers refinery at reduced rates during the alkylation unit shut down, thus volumes of crude oil transported to and refined products tranported from the refinery will be lower. Our management does not expect that the lower production at the refinery will significantly impact our results of operations in the third quarter of 2001 as UDS is transporting refined products from the Gulf Coast into the refinery through the Corpus Christi to Three Rivers crude oil pipeline, which we have temporarily converted into a refined product pipeline. This conversion and the reversal of the flow of the Three Rivers to Corpus Christi refined product pipeline to transport additional refined product from the Gulf Coast will allow refined products to be transported to San Antonio and Laredo, Texas using our other pipelines connected to the Three Rivers refinery.

Declaration of Distribution
On July 19, 2001, we declared a quarterly partnership distribution of $0.5011 per unit payable on August 14, 2001 to unitholders of record on August 1, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
Shamrock Logistics, L.P. (Shamrock Logistics), a Delaware limited partnership and subsidiary of Ultramar Diamond Shamrock Corporation (UDS), was formed to ultimately acquire Shamrock Logistics Operations, L.P.

Shamrock Logistics Operations, L.P. (Shamrock Logistics Operations), a Delaware limited partnership and a subsidiary of Shamrock Logistics, was formed to operate the crude oil and refined product pipeline, terminalling and storage assets of the Ultramar Diamond Shamrock Logistics Business.

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

Effective with the closing of Shamrock Logistics' initial public offering of common units on April 16, 2001, the ownership of Shamrock Logistics Operations was transferred to Shamrock Logistics in exchange for ownership interests (common and subordinated units) in Shamrock Logistics. This transfer also represented a reorganization of entities under common control and was recorded at historical cost.

The following discussion is based on the historical operating results of the consolidated and combined financial statements of Shamrock Logistics, Shamrock Logistics Operations (successor) and the Ultramar Diamond Shamrock Logistics Business (predecessor) as follows:
o consolidated financial statements of Shamrock Logistics and Shamrock Logistics Operations (successor) as of and for the three months ended June 30, 2001;
o combined financial statements of Shamrock Logistics and Shamrock Logistics Operations (successor) as of December 31, 2000 and for the six months ended June 30, 2001; and
o combined financial statements of Shamrock Logistics and the Ultramar Diamond Shamrock Logistics Business for the three and six months ended June 30, 2000.
This consolidated and combined financial statement presentation more clearly reflects our financial position and results of operations as a result of the most recent reorganization of entities under common control.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Summarized financial and operating data are as follows (in thousands):

Summarized Financial Data:

                                              Successor            Predecessor
                                          Three Months Ended       Three Months
                                               June 30,           Ended June 30,
                                                 2001                  2000
                                                 ----                  ----
Statement of Income Data:
Revenues...................................     $ 23,637             $ 23,097
                                                  ------               ------
Operating costs and expenses:
  Operating expenses.......................        7,726                7,863
  General and administrative expenses......        1,331                1,689
  Depreciation and amortization............        3,251                3,116
  Taxes other than income taxes............        1,010                1,368
                                                  ------               ------
     Total operating costs and expenses....       13,318               14,036
                                                  ------               ------

Operating income...........................       10,319                9,061
  Interest expense.........................         (870)                (217)
  Equity income from affiliate.............          907                1,057
                                                   -----               ------
Income before income taxes ................       10,356                9,901
  Benefit for income taxes.................            -               34,374
                                                  ------               ------
Net income.................................     $ 10,356             $ 44,275
                                                  ======               ======


Operating Data:

The following table reflects throughput in barrels for our crude oil and refined product pipelines and the total throughput for all of our refined product terminals for the three months ended June 30, 2001 and 2000 (in thousands).

                                               Successor           Predecessor
                                         Three Months Ended   Three Months Ended
                                               June 30,             June 30,
                                                 2001                 2000

                                                  ----                 ----
Crude oil pipelines:
   Dixon to McKee............................    5,724                5,817
   Wasson to Ardmore (both pipelines)........    7,389                7,321
   Ringgold to Wasson........................    3,887                3,546
   Corpus Christi to Three Rivers............    8,256                8,059
   Other crude oil pipelines.................    3,657                3,749
                                                ------               ------
     Total crude oil pipelines...............   28,913               28,492
                                                ------               ------

Refined product pipelines:
   McKee to Colorado Springs to Denver.......    2,138                2,446
   McKee to El Paso..........................    6,597                5,579
   McKee to Amarillo (both pipelines)
     to Abernathy............................    3,028                3,306
   Amarillo to Albuquerque...................    1,116                1,063
   McKee to Denver...........................    1,060                1,110
   Ardmore to Wynnewood......................    5,227                5,294
   Three Rivers to Laredo....................    1,119                1,467
   Three Rivers to San Antonio...............    2,641                2,566
   Other refined product pipelines...........    5,823                6,332
                                                ------               ------
     Total refined product pipelines.........   28,749               29,163

Refined product terminals....................   14,515               15,317
                                                ------               ------

Total throughput.............................   72,177               72,972
                                                ======               ======


Revenues for the quarter ended June 30, 2001 were $23,637,000 as compared to $23,097,000 for the quarter ended June 30, 2000, an increase of 2%, or $540,000. This increase in revenues is primarily due to the following items:

o revenues for the Corpus Christi to Three Rivers crude oil pipeline increased $406,000 primarily due to an increase in the pipeline tariff rate coupled with an increase in throughput. The tariff rate was increased to cover the additional costs (dockage and wharfage fees) associated with operating a marine crude oil storage facility;

o revenues for the McKee to Colorado Springs to Denver refined product pipeline decreased $424,000 due to a 13% decrease in throughput barrels primarily in the Colorado Springs to Denver segment of the pipeline. UDS has supplied the greater demand for refined products in Denver from its Denver refinery, thus decreasing the throughput in the entire pipeline;

o revenues for the McKee to El Paso refined product pipeline increased $557,000 primarily due to an 18% increase in throughput barrels resulting from an increase in UDS' sales into the Arizona market via the connecting common carrier pipeline from El Paso to Phoenix; and

o revenues for the Three Rivers to Laredo refined product pipeline decreased by $179,000 due to a 24% decrease in throughput barrels resulting from the expansion of Pemex's Monterrey refinery that increased the supply of refined products to Nuevo Laredo, Mexico, which is across the border from Laredo, Texas.

Operating expenses decreased $137,000, or 2%, for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 primarily due to the following items:

o during the quarter ended June 30, 2000, the Ultramar Diamond Shamrock Logistics Business (predecessor) recognized a loss of $218,000 due to the impact of volumetric expansions, contractions and measurement discrepancies in our pipelines. Beginning July 1, 2000, the impact of volumetric expansions, contractions and measurement discrepancies in the pipelines is borne by the shippers and is therefore no longer reflected in operating expenses; and

o utility expenses increased by $427,000 due to higher electricity rates in the second quarter of 2001 as a result of higher natural gas costs.

General and administrative expenses decreased 21% for the quarter ended June 30, 2001 as compared to 2000 due to decreased general and administrative costs allocated to us from UDS. Prior to July 1, 2000, UDS allocated approximately 5% of its general and administrative expenses incurred in the United States to its pipeline, terminalling and storage operations to cover costs of centralized corporate functions such as legal, accounting, treasury, engineering, information technology and other corporate services. Effective July 1, 2000, UDS entered into a Services Agreement with us to provide the general and administrative services noted above for an annual fee of $5,200,000, payable monthly. For the three months ended June 30, 2001, general and administrative expenses of $1,331,000 reflect $1,300,000, or one-fourth of the annual fee, less $68,000 reimbursed by partners on jointly-owned pipelines plus $99,000 of public company expenses. For the three months ended June 30, 2000, general and administrative expenses of $1,689,000 reflect $1,813,000, or the 5% allocation of UDS's general and administrative expenses, less $124,000 reimbursed by partners on jointly-owned pipelines.

Interest expense for the quarter ended June 30, 2001 was $870,000 as compared to $217,000 for the same period in 2000. During the second quarter of 2001, we incurred $358,000 of interest expense related to the $107,676,000 of debt due to parent that we assumed on July 1, 2000 and paid off on April 16, 2001. In addition, beginning April 16, 2001, Shamrock Logistics Operations borrowed $20,506,000 under the revolving credit facility resulting in $315,000 of aditional interest expense for the quarter ended June 30, 2001. Interest expense prior to July 1, 2000 relates only to the debt due to the Port of Corpus Christi Authority of Nueces County, Texas. Interest expense subsequent to April 16, 2001 relates to the borrowings under the revolving credit facility and the debt due to the Port of Corpus Christi Authority.

Equity income from affiliate represents the 50% interest in the net income of Skelly-Belvieu Pipeline Company, which operates the Skellytown to Mont Belvieu refined product pipeline. Equity income from affiliate for the quarter ended June 30, 2001 remained comparable to the same period in 2000 as throughput levels in the pipeline were comparable.

Effective July 1, 2000, UDS transferred the assets and certain liabilities of the Ultramar Diamond Shamrock Logistics Business (predecessor) to Shamrock Logistics Operations (successor). As a limited partnership, Shamrock Logistics Operations is not subject to federal or state income taxes. Due to this change in tax status, the deferred income tax liability of $38,217,000 as of June 30, 2000 was written off in the statement of income of the Ultramar Diamond Shamrock Logistics Business (predecessor) for the three months ended June 30, 2000. The resulting net benefit for income taxes of $34,374,000 for the three months ended June 30, 2000, includes the write-off of the deferred income tax liability less the provision for income taxes of $3,843,000 for the three months ended June 30, 2000. The income tax provision for the quarter ended June 30, 2000 was based upon the effective income tax rate for the Ultramar Diamond Shamrock Logistics Business of 38%. The effective income tax rate exceeds the U.S. federal statutory income tax rate due to state income taxes.

Net income for the quarter ended June 30, 2001 was $10,356,000 as compared to $44,275,000 for the quarter ended June 30, 2000. The decrease of $33,919,000 is primarily due to the change in tax status effective July 1, 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Summarized financial and operating data are as follows (in thousands):

Summarized Financial Data:

                                             Successor            Predecessor
                                             Six Months            Six Months
                                           Ended June 30,        Ended June 30,
                                                2001                  2000
                                                ----                  ----
Statement of Income Data:
Revenues................................     $ 47,059             $ 44,503
                                               ------               ------
Operating costs and expenses:
  Operating expenses....................       15,366               15,458
  General and administrative expenses...        2,503                2,590
  Depreciation and amortization.........        6,489                6,336
  Taxes other than income taxes.........        2,021                2,454
                                               ------               ------
     Total operating costs and expenses.       26,379               26,838
                                               ------               ------

Operating income........................       20,680               17,665
  Interest expense......................       (3,114)                (433)
  Equity income from affiliate..........        1,576                1,926
                                               ------               ------
Income before income taxes .............       19,142               19,158
  Provision for income taxes............            -               30,812
                                               ------               ------
Net income..............................     $ 19,142             $ 49,970
                                               ======               ======

                                                            Successor
                                                --------------------------------
                                                   June 30,       December 31,
                                                    2001             2000
                                                    ----             ----
Balance Sheet Data:
Net property, plant and equipment...............  $ 277,924       $ 280,017
Total assets....................................    324,122         329,484
Long-term debt, including current portion and
   debt due to parent...........................     30,967         118,360
Total partnership equity........................    286,375         204,838


Operating Data:

The following table reflects throughput in barrels for our crude oil and refined product pipelines and the total throughput for all of our refined product terminals for the six months ended June 30, 2001 and 2000 (in thousands).

                                              Successor          Predecessor
                                           Six Months Ended   Six Months Ended
                                               June 30,           June 30,
                                                 2001               2000
                                                 ----               ----
Crude oil pipelines:
   Dixon to McKee...........................    11,183              11,626
   Wasson to Ardmore (both pipelines).......    14,782              13,694
   Ringgold to Wasson.......................     6,798               4,979
   Corpus Christi to Three Rivers...........    16,229              15,701
   Other crude oil pipelines................     7,669               7,515
                                               -------             -------
     Total crude oil pipelines..............    56,661              53,515
                                               -------             -------

Refined product pipelines:
   McKee to Colorado Springs to Denver......     4,399               4,030
   McKee to El Paso.........................    12,355              11,437
   McKee to Amarillo (both pipelines)
     to Abernathy...........................     6,874               6,831
   Amarillo to Albuquerque..................     2,292               2,252
   McKee to Denver..........................     2,141               2,169
   Ardmore to Wynnewood.....................    10,714              10,114
   Three Rivers to Laredo...................     2,204               2,970
   Three Rivers to San Antonio..............     5,096               4,986
   Other refined product pipelines..........    11,246              12,133
                                               -------             -------
     Total refined product pipelines........    57,321              56,922

Refined product terminals...................    29,618              30,654
                                               -------             -------

Total throughput............................   143,600             141,091
                                               =======             =======

Revenues for the six months ended June 30, 2001 were $47,059,000 as compared to $44,503,000 for the six months ended June 30, 2000, an increase of 6%, or $2,556,000. This increase in revenues is primarily due to the following items:

o revenues for the Ringgold to Wasson and the Wasson to Ardmore crude oil pipelines increased $752,000 due to a combined 16% increase in throughput barrels, resulting from UDS purchasing greater quantities of crude oil from third parties near Ringgold instead of gathering crude oil barrels near Wasson. In March 2001, UDS sold its Oklahoma crude oil gathering operation;

o revenues for the Corpus Christi to Three Rivers crude oil pipeline increased $668,000 primarily due to an increase in the pipeline tariff rate coupled with an increase in throughput. The tariff rate was increased to cover the additional costs (dockage and wharfage fees) associated with operating a marine crude oil storage facility;

o revenues for the McKee to Colorado Springs to Denver refined product pipeline increased $797,000 due to a 9% increase in throughput barrels primarily in the Colorado Springs to Denver segment of the pipeline in the first quarter of 2001. Since completing the expansion of the McKee to Colorado Springs segment of the pipeline, UDS has supplied the greater demand for refined products in Denver from its McKee refinery, especially turbine fuel which is not produced at the Denver refinery. In the second quarter of 2001, less turbine fuel was transported to Denver as adequate supplies were on hand at the Denver refined product terminal;

o    revenues  for the  McKee  to El Paso  refined  product  pipeline  increased
     $489,000 primarily due to an 8% increase in throughput barrels resulting from an increase in UDS' sales into the Arizona market;

o revenues for the Three Rivers to Laredo refined product pipeline decreased by $394,000 due to a 26% decrease in throughput barrels resulting from the expansion of Pemex's Monterrey refinery that increased the supply of refined products to Nuevo Laredo, Mexico, which is across the border from Laredo, Texas;

o revenues for the Ardmore to Wynnewood refined product pipeline remained comparable with the first six months of 2000 even though throughput barrels increased 6%. The tariff rate for the Ardmore to Wynnewood refined product pipeline varies depending upon the ultimate destination to which the refined products are shipped over the connecting common carrier pipeline. In the first six months of 2001, refined products were transported over short distances, reducing revenues in 2001; and

o revenues for the refined product terminals increased $225,000 primarily due to an increase in the terminalling fee charged at our marine-based refined product terminals. The terminalling fee was increased to cover the additional costs (dockage and wharfage fees) associated with operating a marine refined product storage facility.

Operating expenses decreased $92,000, or less than 1%, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 primarily due to the following items:

o during the six months ended June 30, 2000, the Ultramar Diamond Shamrock Logistics Business recognized a loss of $916,000 due to the impact of volumetric expansions, contractions and measurement discrepancies in our pipelines. Beginning July 1, 2000, the impact of volumetric expansions, contractions and measurement discrepancies in the pipelines is borne by the shippers and is therefore no longer reflected in operating expenses;

o utility expenses increased by $1,379,000 due to higher electricity rates in the first six months of 2001 as a result of higher natural gas costs; and

o other operating expenses decreased due to lower rental expenses for fleet vehicles, satellite communications and safety equipment as a result of more favorable leasing arrangements.

General and administrative expenses decreased 3% for the six months ended June 30, 2001 as compared to 2000 due to decreased general and administrative costs allocated to us from UDS. Prior to July 1, 2000, UDS allocated approximately 5% of its general and administrative expenses incurred in the United States to its pipeline, terminalling and storage operations to cover costs of centralized corporate functions such as legal, accounting, treasury, engineering, information technology and other corporate services. Effective July 1, 2000, UDS entered into a Services Agreement with us to provide the general and administrative services noted above for an annual fee of $5,200,000, payable monthly. For the six months ended June 30, 2001, general and administrative expenses of $2,503,000 reflect $2,600,000, or one-half of the annual fee, less $196,000 reimbursed by partners on jointly-owned pipelines plus $99,000 of public company expenses. For the six months ended June 30, 2000, general and administrative expenses of $2,590,000 reflect $2,839,000, or the 5% allocation of UDS's general and administrative expenses, less $249,000 reimbursed by partners on jointly-owned pipelines.

Interest expense for the six months ended June 30, 2001 was $3,114,000 as compared to $433,000 for the same period in 2000. During the period from January 1, 2001 to April 16, 2001, we incurred $2,512,000 of interest expense related to the $107,676,000 of debt due to parent that we assumed on July 1, 2000 and paid off on April 16, 2001. In addition, beginning April 16, 2001, Shamrock Logistics Operations borrowed $20,506,000 under the revolving credit facility resulting in $315,000 of additional interest expense for the quarter ending June 30, 2001. Interest expense prior to July 1, 2000 relates only to the debt due to the Port of Corpus Christi Authority of Nueces County, Texas. Interest expense subsequent to April 16, 2001 relates to the borrowings under the revolving credit facility and the debt due to the Port of Corpus Christi Authority.

Equity income from affiliate for the six months ended June 30, 2001 decreased $350,000, or 18% as compared to the same period in 2000 due to a 16% decrease in throughput barrels in the Skellytown to Mont Belvieu refined product pipeline. The decreased throughput in the first six months of 2001 is due to both UDS and Phillips Petroleum Company utilizing greater quantities of natural gas to run their refining operations instead of selling the natural gas to third parties in Mont Belvieu.

Effective July 1, 2000, UDS transferred the assets and certain liabilities of the Ultramar Diamond Shamrock Logistics Business (predecessor) to Shamrock Logistics Operations (successor). As a limited partnership, Shamrock Logistics Operations is not subject to federal or state income taxes. Due to this change in tax status, the deferred income tax liability of $38,217,000 as of June 30, 2000 was written off in the statement of income of the Ultramar Diamond Shamrock Logistics Business (predecessor) for the six months ended June 30, 2000. The resulting net benefit for income taxes of $30,812,000 for the six months ended June 30, 2000, includes the write-off of the deferred income tax liability less the provision for income taxes of $7,405,000 for the six months ended June 30, 2000. The income tax provision for the six months ended June 30, 2000 was based upon the effective income tax rate for the Ultramar Diamond Shamrock Logistics Business of 38%. The effective income tax rate exceeds the U.S. federal statutory income tax rate due to state income taxes.

Net income for the six months ended June 30, 2001 was $19,142,000 as compared to $49,970,000 for the six months ended June 30, 2000. The decrease of $30,828,000 is primarily due to the change in tax status effective July 1, 2000. The increase in revenues resulting from higher throughput barrels in our pipelines is offset by the increase in interest expense for the first six months of 2001 as compared to 2000.

Three Rivers Refinery Fire
On July 9, 2001, UDS's 95,000 barrel per day capacity Three Rivers refinery was shut down due to a fire in the 7,000 barrel per day alkylation unit at the refinery. UDS' management expects that the alkylation unit will be shut down for approximately eight weeks. The majority of refinery units were restarted on August 6th and processing levels are expected to increase to full capacity by August 31, 2001. UDS plans to operate the Three Rivers refinery at reduced rates during the alkylation unit shut down, thus volumes of crude oil transported to and refined product tranported from the refinery will be lower. Our management does not expect that the lower production at the refinery will significantly impact our results of operations in the third quarter of 2001 as UDS is transporting refined products from other locations using our pipelines.

Liquidity and Capital Resources

Financing
On December 15, 2000, Shamrock Logistics Operations entered into a $120,000,000 revolving credit facility with The Chase Manhattan Bank and other lenders. The revolving credit facility expires on January 15, 2006 and borrowings under the revolving credit facility bear interest at either the alternative base rate or the LIBOR rate at the option of Shamrock Logistics Operations. The revolving credit facility requires that Shamrock Logistics Operations maintain certain financial ratios and other restrictive covenants, including a prohibition on distributions by Shamrock Logistics Operations if any default, as defined in the revolving credit facility, exists or would result from the distribution. Management believes that Shamrock Logistics Operations is in compliance with all of these ratios and covenants.

In conjunction with the initial public offering of our common units on April 16, 2001, Shamrock Logistics Operations borrowed $20,505,900 under the revolving credit facility. See discussion below related to the initial public offering and use of proceeds.

Our ability to complete future debt and equity offerings and the timing of any such offerings will depend upon various factors including prevailing market conditions, interest rates and our financial condition.

Initial Public Offering
On April 16, 2001, we completed our initial public offering of 5,175,000 common units at a price of $24.50 per unit. Total proceeds for the 5,175,000 common units were $126,787,500 before offering costs and underwriters' commissions.

A summary of the proceeds received and use of proceeds is as follows:

Proceeds received:
  Sale of common units............................       $ 126,787,500
  Borrowing under the revolving credit facility...          20,505,900
                                                          ------------
     Total proceeds...............................         147,293,400
                                                           -----------

Use of proceeds:
  Underwriters' commissions.......................           8,875,100
  Professional fees and other offering costs......           6,000,000
  Debt issuance costs.............................             435,700
  Repayment of debt due to parent.................         107,676,200
  Reimbursement of capital expenditures...........          20,517,000
                                                          ------------
     Total use of proceeds........................         143,504,000
                                                           -----------

     Net proceeds.................................      $    3,789,400
                                                          ============

The net proceeds $3,789,400 were used for working capital and general corporate purposes.

Equity
On July 19, 2001, we declared a quarterly partnership distribution of $0.5011 per unit payable on August 14, 2001 to unitholders of record on August 1, 2001.

Capital Requirements
The pipeline, terminalling and storage business is capital-intensive, requiring significant investments to upgrade or enhance existing operations and to meet environmental regulations. Our capital expenditures consist primarily of:
o maintenance capital expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations; and
o expansion capital expenditures, such as those to expand and upgrade pipeline capacity and to construct new pipelines, terminals and storage facilities to meet UDS' needs. In addition, expansion capital expenditures will include acquisitions of pipelines, terminals or storage assets owned by UDS or other third parties.
We expect to fund our capital expenditures from cash provided by operations and to the extent necessary, from proceeds of borrowings under the revolving credit facility.

During the six months ended June 30, 2001, we incurred maintenance capital expenditures of $1,843,000 primarily related to tank upgrades at the refined product terminals and cathodic (corrosion) protection upgrades for both refined product and crude oil pipelines. Also during the six months ended June 30, 2001, we incurred $2,403,000 for various expansion capital expenditures, including $1,813,000 for rights of way related to the expansion of the Amarillo to Albuquerque refined product pipeline and $280,000 for the expansion of the McKee to Colorado Springs refined product pipeline. The rights of way amount is net of Phillips Petroleum Company's 50% share of such cost.

On July 1, 2001, we exercised our option to acquire the Southlake refined product terminal located in Dallas, Texas from UDS for $5,600,000. We used available cash on hand to acquire the terminal.

Currently, we intend to exercise our option to purchase the Ringgold crude oil storage facility in the third quarter of 2001 at a cost of $6,500,000 and the Wichita Falls to McKee crude oil pipeline and storage facility by the first quarter of 2002 at a cost of $64,000,000, upon completion of construction. We intend to fund these acquisitions with borrowings under our revolving credit facility.

We anticipate that we will continue to have adequate liquidity to fund future recurring operating, investing and financing activities. Cash distributions are expected to be funded with internally generated cash.

UDS Plan of Merger
On May 7, 2001, UDS announced that it had agreed to be acquired by Valero Energy Corporation for total consideration of approximately $4.0 billion plus the assumption of all outstanding debt of approximately $2.0 billion. Under the terms of the agreement and plan of merger, UDS shareholders will receive, for each share of UDS common stock they hold, at their election, cash, Valero common stock or a combination of cash and Valero common stock, having a value equal to the sum of $27.50 plus 0.614 shares of Valero common stock (based on the average Valero common stock price over a ten trading-day period ending three days prior to closing). The merger has been approved by the board of directors of both companies; however, closing of the transaction is subject to regulatory reviews and the approval of the shareholders of both companies. The merger is expected to close in the fourth quarter of 2001.

Valero Energy Corporation owns and operates seven refineries in Texas, Louisiana, New Jersey and California with a combined throughput capacity of more than 1.1 million barrels per day. Valero markets its gasoline, diesel and other refined products in 34 states through a bulk and rack marketing network and, in California, through approximately 350 retail locations. Once the merger is completed, Valero will become the ultimate parent of Riverwalk Logistics, our general partner. In addition, Valero will become the obligor under the various agreements UDS has with us, including the Services Agreement and the Pipeline and Terminals Usage Agreement.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The principal market risk (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which we are exposed is interest rate risk on our debt. We manage our debt considering various financing alternatives available in the market. Borrowings under our revolving credit facility do not give rise to significant interest rate risk because the interest rate on borrowings under the facility float with market rates. Thus the carrying amount of outstanding borrowings under the revolving credit facility approximates fair value. Additionally, the remaining debt is fixed rate debt with an 8% interest rate. The estimated fair value of our fixed rate debt at June 30, 2001 was $10,856,000 as compared to the carrying value of $10,461,000. The fair value was estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements. Since the total of this fixed rate debt is not material to our financial position or performance, there is currently minimal impact to market interest rate risk.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

No material litigation has been filed or is pending against Shamrock Logistics or Shamrock Logistics Operations as of June 30, 2001.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     4.1 First Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P. as of April 16, 2001.

(b)   Reports on Form 8-K
None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Shamrock Logistics has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SHAMROCK LOGISTICS, L.P.
By: Riverwalk Logistics, L.P., its general partner
       By: Shamrock Logistics GP, LLC, its general partner


By:               /s/ Steven A. Blank
         ----------------------------------------------------
         STEVEN A. BLANK
         CHIEF FINANCIAL OFFICER
         August 13, 2001