Form 10-Q
period 2001-09-30
SHAMROCK LOGISTICS LP
filed 2001-11-13
CIK 1110805

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

                    For the quarter ended September 30, 2001


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

                                 Yes X No ____


As of October 31, 2001, 9,599,322 common units were outstanding.

================================================================================

                            SHAMROCK LOGISTICS, L.P.
                                    FORM 10-Q
                               SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


                                                                            Page

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 Consolidated and Combined Balance Sheets                                      3
     as of September 30, 2001 and December 31, 2000......................

 Consolidated and Combined Statements of Income
     for the Three and Nine Months Ended September 30, 2001 and 2000.....      4

 Consolidated and Combined Statements of Cash Flows
     for the Nine Months Ended September 30, 2001 and 2000...............      5

 Combined Statement of Net Parent Investment / Partnership
     Equity for the Nine Months Ended September 30, 2000.................      6

 Consolidated and Combined Statement of Partnership Equity
     for the Nine Months Ended September 30, 2001........................      6

 Notes to Consolidated and Combined Financial Statements.................      7

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................     12

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......     21

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................     22

Item 2. Changes in Securities and Use of Proceeds........................     22

Item 3. Defaults Upon Senior Securities..................................     22

Item 4. Submission of Matters to a Vote of Security Holders..............     22

Item 5. Other Information................................................     22

Item 6. Exhibits and Reports on Form 8-K.................................     22

        SIGNATURE........................................................     22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SHAMROCK LOGISTICS, L.P.
                                       AND
                       SHAMROCK LOGISTICS OPERATIONS, L.P.
         (successor to the Ultramar Diamond Shamrock Logistics Business)
                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                                 (in thousands)

                                                                            Successor       Predecessor
                                                                            ---------       -----------
                                                                          September 30,     December 31,
                                                                              2001              2000
                                                                              ----              ----
                                                                           (unaudited)
                                     Assets
Current assets:
   Cash.............................................................       $   10,399     $          4
   Receivable from parent...........................................            5,408           22,348
   Accounts and notes receivable....................................            4,105            2,386
  Other current assets..............................................                -            3,528
                                                                             --------         --------
      Total current assets..........................................           19,912           28,266
                                                                             --------         --------

Property, plant and equipment.......................................          400,029          388,537
Less accumulated depreciation and amortization......................         (118,254)        (108,520)
                                                                              -------          -------
   Property, plant and equipment, net...............................          281,775          280,017
Goodwill, net.......................................................            4,789            5,014
Investment in affiliate.............................................           16,471           16,187
Other noncurrent assets, net........................................              414                -
                                                                              -------          -------
    Total assets....................................................        $ 323,361        $ 329,484
                                                                              =======          =======

                       Liabilities and Partnership Equity
Current liabilities:
   Current portion of long-term debt................................        $     385        $     608
   Accounts payable and accrued liabilities.........................            3,872            2,685
   Taxes other than income taxes....................................            3,698            3,601
                                                                              -------          -------
      Total current liabilities.....................................            7,955            6,894

Long-term debt, less current portion................................           25,076           10,076
Debt due to parent..................................................                -          107,676
Other long-term liabilities.........................................                1                -
Commitments and contingencies

Partnership equity:
   Limited partners' equity.........................................          284,522          202,790
   General partners' equity.........................................            5,807            2,048
                                                                              -------          -------
     Total partnership equity.......................................          290,329          204,838
                                                                              -------          -------
     Total liabilities and partnership equity.......................        $ 323,361        $ 329,484
                                                                              =======          =======

    See accompanying notes to consolidated and combined financial statements.




                            SHAMROCK LOGISTICS, L.P.
                     AND SHAMROCK LOGISTICS OPERATIONS, L.P.
         (successor to the Ultramar Diamond Shamrock Logistics Business)
                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
           (unaudited, in thousands, except share and per share data)

                                                            Successor         Predecessor        Successor         Predecessor
                                                            ---------         -----------        ---------         -----------
                                                          Three Months       Three Months       Nine Months        Nine Months
                                                             Ended              Ended              Ended              Ended
                                                           September 30,     September 30,     September 30,      September 30,
                                                              2001               2000               2001              2000
                                                              ----               ----               ----              ----

Revenues..............................................      $ 26,857           $ 24,903           $ 73,916          $ 69,406
                                                              ------             ------             ------            ------

Operating costs and expenses:
   Operating expenses.................................         8,033              7,007             23,399            22,465
   General and administrative expenses................         1,326              1,181              3,829             3,771
   Depreciation and amortization......................         3,452              3,553              9,941             9,889
   Taxes other than income taxes......................           616                864              2,637             3,318
                                                              ------             ------             ------            ------
      Total operating costs and expenses..............        13,427             12,605             39,806            39,443
                                                              ------             ------             ------            ------

Operating income......................................        13,430             12,298             34,110            29,963
  Interest expense....................................          (387)            (2,375)            (3,501)           (2,808)
  Equity income from affiliate........................           728              1,118              2,304             3,044
                                                              ------             ------             ------            ------

Income before income taxes............................        13,771             11,041             32,913            30,199
  Benefit for income taxes............................             -                  -                  -            30,812
                                                              ------             ------             ------            ------
Net income............................................      $ 13,771           $ 11,041           $ 32,913          $ 61,011
                                                              ======             ======             ======            ======

Allocation of net income:

Total net income......................................      $ 13,771                              $ 32,913
  Less net income applicable to the period
      January 1 to April 15, 2001.....................             -                               (10,126)
                                                              ------                               -------
  Net income applicable to the period after
      April 15, 2001..................................        13,771                                22,787

General partners' interest in net income applicable
    to the period after April 15......................          (276)                                 (456)
                                                              ------                                ------
Limited partners' interest in net income applicable
    to the period after April 15......................      $ 13,495                              $ 22,331
                                                              ======                                ======

Basic and diluted net income per limited
    partnership unit..................................     $    0.70                             $    1.16
                                                              ======                                ======

Weighted average number of limited partnership
    units outstanding for the period April 16 to
    September 30, 2001................................     19,198,644                           19,198,644
                                                           ==========                           ==========



    See accompanying notes to consolidated and combined financial statements.



                            SHAMROCK LOGISTICS, L.P.
                     AND SHAMROCK LOGISTICS OPERATIONS, L.P.
         (successor to the Ultramar Diamond Shamrock Logistics Business)
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                      Successor              Predecessor
                                                                      ---------              -----------
                                                                  Nine Months Ended       Nine Months Ended
                                                                  September 30, 2001      September 30, 2000
                                                                  ------------------      ------------------
Cash Flows from Operating Activities:
Net income ...................................................          $ 32,913                $ 61,011
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization..............................             9,941                   9,889
   Amortization of debt issuance costs........................                60                       -
   Equity income from affiliate...............................            (2,304)                 (3,044)
   Benefit for deferred income taxes..........................                 -                 (36,677)
   Changes in operating assets and liabilities:
     Decrease (increase) in receivable from parent............            16,940                 (13,038)
     Decrease (increase) in accounts and notes receivable.....            (1,719)                    611
     Decrease (increase) in other current assets..............             3,528                  (2,840)
     Increase in accounts payable, accrued liabilities
      and taxes other than income taxes.......................             1,284                   2,366
   Increase in other noncurrent assets........................              (474)                      -
   Increase (decrease) in other long-term liabilities.........                 1                    (137)
                                                                        --------                --------
         Net cash provided by operating activities............            60,170                  18,141
                                                                        --------                --------
Cash Flows from Investing Activities:
Maintenance capital expenditures..............................            (2,587)                 (1,804)
Expansion capital expenditures................................            (8,887)                 (4,082)
Distributions received from affiliate.........................             2,020                   3,488
                                                                         -------                --------
         Net cash used in investing activities................            (9,454)                 (2,398)
                                                                         -------                --------
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings.......................            20,506                       -
Repayment of long-term debt...................................            (5,729)                   (284)
Partners' contributions.......................................                 -                       1
Distributions to parent and affiliates........................           (29,000)                (15,458)
Net proceeds from sales of common units to the public.........           111,912                       -
Distribution to affiliates of Ultramar Diamond Shamrock
  Corporation for reimbursement of capital expenditures.......           (20,517)                      -
Repayment of debt due to parent...............................          (107,676)                      -
Payment of distributions to unitholders.......................            (9,817)                      -
                                                                       ---------                 -------
         Net cash used in financing activities................           (40,321)                (15,741)
                                                                       ---------                 -------

Net Increase in Cash and Cash Equivalents.....................            10,395                       2
Cash at Beginning of Period...................................                 4                       3
                                                                       ---------                 -------
Cash at End of Period.........................................        $   10,399               $       5
                                                                       =========                 =======

Non-Cash Activities:
   Increase in debt due to parent.............................        $        -               $ 107,676
   Decrease in accrued liabilities and other long-term
      liabilities (environmental).............................                 -                  (2,507)
                                                                       ---------                 -------
         Total non-cash activities............................        $        -               $ 105,169
                                                                       =========                 =======

    See accompanying notes to consolidated and combined financial statements.



                            SHAMROCK LOGISTICS, L.P.
                                       AND
         THE ULTRAMAR DIAMOND SHAMROCK LOGISTICS BUSINESS (Predecessor)
                              COMBINED STATEMENT OF
                   NET PARENT INVESTMENT / PARTNERSHIP EQUITY
                      Nine Months Ended September 30, 2000
                            (unaudited, in thousands)


  Balance at January 1, 2000                                       $ 254,807
       Net income.................................................    61,011
       Net change in parent advances..............................   (15,458)
       Formalization of the terms of debt due to parent...........  (107,676)
       Environmental liabilities as of June 30, 2001 retained
            by Ultramar Diamond Shamrock Corporation..............     2,507
                                                                     -------
  Balance at September 30, 2000................................... $ 195,191
                                                                     =======




                            SHAMROCK LOGISTICS, L.P.
                                       AND
                       SHAMROCK LOGISTICS OPERATIONS, L.P.
         (successor to the Ultramar Diamond Shamrock Logistics Business)
            CONSOLIDATED AND COMBINED STATEMENT OF PARTNERSHIP EQUITY
                      Nine Months Ended September 30, 2001
                            (unaudited, in thousands)


                                                           Limited Partner                                      Total
                                                  -------------------------------------      General         Partnership
                                                       Common         Subordinated           Partner            Equity
                                                       ------         ------------           -------         -----------

Balance at January 1, 2001.....................       $ 202,790       $         -             $ 2,048          $ 204,838
   Net income applicable to the period
     January 1 to April 15, 2001...............          10,025                 -                 101             10,126
   Distributions to affiliates of Ultramar
     Diamond Shamrock Corporation of
       net income applicable to the period
     July 1, 2000 to April 15, 2001............         (28,710)                -                (290)          (29,000)
   Distribution to affiliates of Ultramar
     Diamond Shamrock Corporation for
     reimbursement of capital expenditures              (20,517)                -                   -           (20,517)
   Issuance of  Shamrock Logistics' units for
     the contribution of  Shamrock Logistics
     Operations' limited partner interest......        (113,141)          109,453               3,688                  -
   Sale of common units to the public .........         111,912                 -                   -            111,912
   Net income applicable to the period                   11,165            11,166                 456             22,787
    April 16 to September 30, 2001..........
   Cash distributions to unitholders.........            (4,810)           (4,811)               (196)            (9,817)
                                                        -------           -------               -----            -------
Balance at September 30, 2001................          $168,714         $ 115,808            $  5,807          $ 290,329
                                                        =======           =======               =====            =======



    See accompanying notes to consolidated and combined financial statements.

                            SHAMROCK LOGISTICS, L.P.
                                       AND
                       SHAMROCK LOGISTICS OPERATIONS, L.P.
         (successor to the Ultramar Diamond Shamrock Logistics Business)
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (unaudited)


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

The general partner of Shamrock Logistics and Shamrock Logistics Operations is Riverwalk Logistics, L.P., a wholly-owned subsidiary of UDS.

The financial statements included in this Form 10-Q represent the consolidated and combined financial statements of Shamrock Logistics, Shamrock Logistics Operations and the Ultramar Diamond Shamrock Logistics Business as follows:
o consolidated financial statements of Shamrock Logistics and Shamrock Logistics Operations (successor) as of September 30, 2001 and for the period from April 16, 2001 to September 30, 2001;
o combined financial statements of Shamrock Logistics and Shamrock Logistics Operations (predecessor) as of December 31, 2000 and for the period from July 1, 2000 to September 30, 2000 and the period from January 1, 2001 to April 15, 2001; and
o combined financial statements of Shamrock Logistics and the Ultramar Diamond Shamrock Logistics Business (predecessor) for the six months ended June 30, 2000.

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

Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Our results of operations may be affected by seasonal factors, such as the demand for petroleum products, which vary during the year; or industry factors that may be specific to a particular period, such as the demand for refined products, industry supply capacity and refinery maintenance turnarounds. In addition, substantially all of our revenues are derived from UDS and its various subsidiaries, based on the operations of UDS' McKee, Three Rivers and Ardmore refineries. Accordingly, our results are directly impacted by the operations of these three UDS refineries.

NOTE 3: Accounting Pronouncements

FASB Statement No. 144
In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" but retains Statement No. 121's fundamental provisions for recognition and measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. This Statement also supersedes APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. Statement No. 144 does not apply to goodwill or other intangible assets, the accounting and reporting of which is addressed in newly issued Statement No. 142, "Goodwill and Other Intangible Assets." The provisions of Statement No. 144 are effective for financial statements for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. We are currently evaluating the impact of adopting this new Statement.

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

NOTE 5: Acquisitions

On July 2, 2001, we acquired the Southlake refined product terminal located in Dallas, Texas from UDS for $5,600,000, the option purchase price per the Omnibus Agreement. We used available cash on hand to acquire the terminal. The Southlake terminal averaged approximately 25,000 barrels per day of throughput and increased our operating income by approximately $353,000 in the third quarter of 2001.

NOTE 6: Related Party Transactions

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

The following table summarizes transactions with UDS (in thousands):

                                                  Successor          Predecessor        Successor        Predecessor
                                                  ---------          -----------        ---------        -----------
                                                 Three Months       Three Months       Nine Months       Nine Months
                                                    Ended              Ended             Ended             Ended
                                                 September 30,      September 30,      September 30,     September 30,
                                                     2001               2000              2001               2000
                                                     ----               ----              ----               ----

  Revenues...................................       26,650           $ 24,694           $ 73,410          $ 68,881
  Operating expenses.........................        3,418              2,909              8,831             8,302
  General and administrative expenses........        1,300              1,300              3,900             4,139
  Interest expense on debt due to parent.....            -              2,154              2,512             2,154

On July 1, 2000, UDS entered into a Services Agreement with us, whereby UDS has agreed to provide the corporate functions of legal, accounting, treasury, information technology and other services for an annual fee of $5,200,000 for a period of eight years. The $5,200,000 is adjustable annually based on the Consumer Price Index published by the U.S. Department of Labor. This annual fee is in addition to the incremental general and administrative costs to be incurred from third parties as a result of us being a publicly-held entity. The Services Agreement also requires that we reimburse UDS for various recurring costs of employees who work exclusively within the pipeline, terminalling and storage operations and for certain other costs incurred by UDS relating solely to us. These employee costs include salary, wages and benefit costs.

Prior to July 1, 2000, UDS allocated approximately 5% of its general and administrative expenses incurred in the United States to its pipeline, terminalling and storage operations to cover costs of centralized corporate functions and other corporate services. General and administrative costs allocated to the Ultramar Diamond Shamrock Logistics Business (predecessor) for the six months ended June 30, 2000 were $2,839,000.

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

On July 9, 2001, UDS' Three Rivers refinery was shut down due to a fire in the 7,000 barrel per day alkylation unit at the refinery. The alkylation unit was shut down for approximately eight weeks; however the rest of the refinery was restarted on August 6th and processing levels increased slowly through the end of August 2001. UDS operated the Three Rivers refinery at reduced rates during the alkylation unit shut down, thus volumes of crude oil transported to and refined products tranported from the refinery were lower. The lower production at the refinery did not significantly impact our results of operations in the third quarter of 2001 as UDS transported refined products from the Gulf Coast into the refinery through the Corpus Christi to Three Rivers crude oil pipeline, which we temporarily converted into a refined product pipeline. This conversion and the reversal of the flow of the Three Rivers to Corpus Christi refined product pipeline to transport additional refined product from the Gulf Coast allowed refined products to be transported to San Antonio and Laredo, Texas using our other pipelines connected to the Three Rivers refinery.

NOTE 7: Long-term Debt

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

In conjunction with the initial public offering of our common units on April 16, 2001, Shamrock Logistics Operations borrowed $20,506,000 under the revolving credit facility. The net proceeds from the initial public offering and the borrowings under the revolving credit facility were used to repay the debt due to parent, make a distribution to affiliates of UDS for reimbursement of previous capital expenditures incurred with respect to the assets transferred to us, and for working capital purposes.

In August 2001, we repaid $5,506,000 of the borrowings under the revolving credit facility resulting in an outstanding balance of $15,000,000 as of September 30, 2001.

NOTE 8: Restricted Units

Shamrock Logistics GP, LLC, the general partner of Riverwalk Logistics, LP, adopted a long-term incentive plan under which restricted units and distribution equivalent rights (DERs) may be awarded to certain key employees and non-employees. In July 2001, Shamrock Logistics GP granted 205 restricted units and DERs to each of its two outside directors. The restricted units and DERs will vest at the end of the three year period and will be paid in cash. The DERs will accumulate equivalent distributions that other unitholders receive over the vesting period. For the three months ended September 30, 2001, we recognized $1,000 of compensation expense associated with these restricted units.

NOTE 9: Distributions

On August 14, 2001, we paid the second quarter cash distribution of $0.5011 per unit for a total distribution of $9,817,000.

On October 19, 2001, we declared a quarterly distribution of $0.60 per unit payable on November 14, 2001 to unitholders of record on November 1, 2001. The third quarter distribution is expected to total $11,754,000.

NOTE 10: UDS Plan of Merger

On May 7, 2001, UDS announced that it had agreed to be acquired by Valero Energy Corporation for total consideration of approximately $4.0 billion plus the assumption of all outstanding debt of approximately $2.0 billion. Under the terms of the agreement and plan of merger, UDS shareholders will receive, for each share of UDS common stock they hold, at their election, cash, Valero common stock or a combination of cash and Valero common stock, having a value equal to the sum of $27.50 plus 0.614 shares of Valero common stock (based on the average Valero common stock price over a ten trading-day period ending three days prior to closing). The merger has been approved by the board of directors and shareholders of both companies; however, closing of the transaction is subject to the completion of regulatory reviews. The merger is expected to close in the fourth quarter of 2001.

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

The following discussion is based on the historical operating results of the consolidated and combined financial statements of Shamrock Logistics, Shamrock Logistics Operations and the Ultramar Diamond Shamrock Logistics Business as follows:
o consolidated financial statements of Shamrock Logistics and Shamrock Logistics Operations (successor) as of September 30, 2001 and for the period from April 16, 2001 to September 30, 2001;
o combined financial statements of Shamrock Logistics and Shamrock Logistics Operations (predecessor) as of December 31, 2000 and for the period from July 1, 2000 to September 30, 2000 and the period from January 1, 2001 to April 15, 2001; and
o combined financial statements of Shamrock Logistics and the Ultramar Diamond Shamrock Logistics Business (predecessor) for the six months ended June 30, 2000.
This consolidated and combined financial statement presentation more clearly reflects our financial position and results of operations as a result of the most recent reorganization of entities under common control.

On July 9, 2001, UDS's 95,000 barrel per day capacity Three Rivers refinery was shut down due to a fire in the 7,000 barrel per day alkylation unit at the refinery. The alkylation unit was shut down for approximately eight weeks. The majority of refinery units were restarted on August 6th and processing levels increased to full capacity by August 31, 2001. UDS operated the Three Rivers refinery at reduced rates during the alkylation unit shut down, thus volumes of crude oil transported to and refined products tranported from the refinery were lower. The lower production at the refinery did not significantly impact our results of operations in the third quarter of 2001 as UDS transported refined products from other locations using our pipelines.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Financial Data:

                                             Successor          Predecessor
                                             ---------          -----------
                                        Three Months Ended   Three Months Ended
                                           September 30,       September 30,
                                               2001                2000
                                               ----                ----
                                                  (in thousands)
Statement of Income Data:
Revenues..................................  $ 26,857             $ 24,903
                                              ------               ------
Operating costs and expenses:
  Operating expenses......................     8,033                7,007
  General and administrative expenses.....     1,326                1,181
  Depreciation and amortization...........     3,452                3,553
  Taxes other than income taxes...........       616                  864
                                              ------               ------
     Total operating costs and expenses...    13,427               12,605
                                              ------               ------

Operating income..........................    13,430               12,298
  Interest expense........................      (387)              (2,375)
  Equity income from affiliate............       728                1,118
                                              ------               ------
Net income................................  $ 13,771             $ 11,041
                                              ======               ======

Operating Data:

The following table reflects throughput in barrels for our crude oil and refined product pipelines and the total throughput for all of our refined product terminals for the three months ended September 30, 2001 and 2000 (in thousands).

                                                              Successor           Predecessor
                                                              ---------           -----------
                                                         Three Months Ended   Three Months Ended
                                                            September 30,        September 30,
                                                                2001                 2000
                                                                ----                 ----
Crude oil pipelines:
    Dixon to McKee....................................          4,879                5,450
    Wasson to Ardmore (both pipelines)................          7,751                7,284
    Ringgold to Wasson................................          3,645                2,728
    Corpus Christi to Three Rivers....................          5,672                8,152
    Other crude oil pipelines.........................          5,331                4,088
                                                               ------               ------
      Total crude oil pipelines.......................         27,278               27,702
                                                               ------               ------

 Refined product pipelines:
    McKee to Colorado Springs to Denver...............          2,598                2,679
    McKee to El Paso..................................          6,192                5,991
    McKee to Amarillo (both pipelines) to Abernathy...          3,255                3,286
    Amarillo to Albuquerque...........................          1,297                1,263
    McKee to Denver...................................          1,118                1,097
    Ardmore to Wynnewood..............................          5,073                5,233
    Three Rivers to Laredo............................          1,103                1,460
    Three Rivers to San Antonio.......................          2,374                2,399
    Other refined product pipelines...................          4,823                6,201
                                                               ------               ------
      Total refined product pipelines.................         27,833               29,609

 Refined product terminals............................         17,496               15,282
                                                               ------               ------

 Total throughput.....................................         72,607               72,593
                                                               ======               ======

Revenues for the quarter ended September 30, 2001 were $26,857,000 as compared to $24,903,000 for the quarter ended September 30, 2000, an increase of 8%, or $1,954,000. This increase in revenues is primarily due to the following items:

o revenues for the Ringgold to Wasson and the Wasson to Ardmore crude oil pipelines increased $411,000 due to a combined 14% increase in throughput barrels, resulting from UDS purchasing greater quantities of crude oil from third parties near Ringgold instead of gathering crude oil barrels near Wasson;

o revenues for the Corpus Christi to Three Rivers crude oil pipeline increased $387,000 despite the 30% decrease in throughput barrels. UDS operated the Three Rivers refinery at reduced rates during the alkylation unit shut down, thus volumes of crude oil transported to the refinery were lower. The Corpus Christi to Three Rivers crude oil pipeline was temporarily converted into a refined product pipeline, which increased the tariff rate temporarily to transport refined product. In addition, the tariff rate increased effective May 2001 to cover the additional costs (dockage and wharfage fees) associated with operating a marine crude oil storage facility;

o revenues for the Hooker to Clawson and the Clawson to McKee crude oil pipelines increased $298,000 due to an 85% increase in throughput barrels, resulting from UDS purchasing greater quantities of crude oil from third parties near Hooker, Oklahoma instead of gathering crude oil barrels near Dixon and transporting them on the Dixon to McKee crude oil pipeline;

o revenues for the Three Rivers to Laredo refined product pipeline decreased only $57,000 as a result of a 24% decrease in throughput barrels being offset by an increase in the tariff rate effective July 1, 2001. The tariff rate was increased due to the economic impact of reduced volumes. The lower throughput barrels are a result of the expansion of Pemex's Monterrey refinery that increased the supply of refined products to Nuevo Laredo, Mexico, which is across the border from Laredo, Texas;

o revenues for other refined product pipelines and refined product terminals in the Three Rivers refinery network decreased due to the lower volumes transported from the refinery to San Antonio and Corpus Christi, Texas;

o revenues for the Southlake refined product terminal, acquired on July 2, 2001, increased our revenues by $663,000 and our throughput barrels by 2,261 for the quarter ended September 30, 2001; and

o revenues for the refined product terminals increased $447,000 during the third quarter of 2001 as compared to the same period in 2000 due to the additional fee of $0.042 per barrel charged for blending additives into certain refined products.

Operating expenses increased $1,026,000, or 15%, for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 primarily due to the following items:

o utility expenses increased by $271,000, or 11%, due to higher electricity rates in the third quarter of 2001 as a result of higher natural gas costs;

o the acquisition of the Southlake refined product terminal increased operating expenses by $163,000; and

o employee related expenses increased due to the accrual of incentive compensation.

General and administrative expenses increased 12% for the quarter ended September 30, 2001 as compared to 2000 due to general and administrative costs related to being a publicly-held entity. Prior to July 1, 2000, UDS allocated approximately 5% of its general and administrative expenses incurred in the United States to its pipeline, terminalling and storage operations to cover costs of centralized corporate functions such as legal, accounting, treasury, engineering, information technology and other corporate services. Effective July 1, 2000, UDS entered into a Services Agreement with us to provide the general and administrative services noted above for an annual fee of $5,200,000, payable monthly. This annual fee was in addition to the incremental general and administrative costs to be incurred from third parties as a result of us being a publicly-held entity. For the three months ended September 30, 2001, general and administrative expenses of $1,326,000 reflect $1,300,000, or one-fourth of the annual fee, less $132,000 reimbursed by partners on jointly-owned pipelines plus $158,000 of publicly-held company expenses. For the three months ended September 30, 2000, general and administrative expenses of $1,181,000 reflect $1,300,000, or one-fourth of the annual fee, less $119,000 reimbursed by partners on jointly-owned pipelines.

Interest expense for the quarter ended September 30, 2001 was $387,000 as compared to $2,375,000 for the same period in 2000. During the third quarter of 2001, we incurred $257,000 of interest expense related to the borrowings under the revolving credit facility as compared to the $2,154,000 of interest expense we incurred related to the debt due to parent in the third quarter 2000.

Equity income from affiliate represents the 50% interest in the net income of Skelly-Belvieu Pipeline Company, which operates the Skellytown to Mont Belvieu refined product pipeline. Equity income from affiliate for the quarter ended September 30, 2001 decreased $390,000, or 35%, as compared to the same period in 2000 due to a 10% decrease in throughput barrels in the Skellytown to Mont Belvieu refined product pipeline. The decreased throughput in the quarter ended September 30, 2001 is due to both UDS and Phillips Petroleum Company utilizing greater quantities of natural gas to run their refining operations instead of selling the natural gas to third parties in Mont Belvieu.

Net income for the quarter ended September 30, 2001 was $13,771,000 as compared to $11,041,000 for the quarter ended September 30, 2000. The increase of $2,730,000 is primarily due to lower interest expense in the third quarter of 2001 as a result of repaying the $107,676,000 of debt due to parent in April of 2001 and repaying $5,506,000 of the outstanding borrowings under the revolving credit facility in August of 2001 and the acquisition of the Southlake refined product terminal.


Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Financial Data:

                                                 Successor         Predecessor
                                                 ---------         -----------
                                            Nine Months Ended  Nine Months Ended
                                               September 30,      September 30,
                                                    2001               2000
                                                    ----               ----
                                                         (in thousands)
Statement of Income Data:
Revenues.....................................     $ 73,916             $ 69,406
                                                    ------               ------
Operating costs and expenses:
  Operating expenses.........................       23,399               22,465
  General and administrative expenses........        3,829                3,771
  Depreciation and amortization..............        9,941                9,889
  Taxes other than income taxes..............        2,637                3,318
                                                    ------               ------
     Total operating costs and expenses......       39,806               39,443
                                                    ------               ------

Operating income.............................       34,110               29,963
  Interest expense...........................       (3,501)              (2,808)
  Equity income from affiliate...............        2,304                3,044
                                                    ------               ------
Income before income taxes ..................       32,913               30,199
  Benefit for income taxes...................            -               30,812
                                                    ------               ------
Net income...................................     $ 32,913             $ 61,011
                                                    ======               ======

                                                Successor           Predecessor
                                                ---------           -----------
                                                September 30,      December 31,
                                                    2001                2000
                                                    ----                ----
                                                         (in thousands)
Balance Sheet Data:
Net property, plant and equipment............    $ 280,085            $ 280,017
Total assets.................................      323,361              329,484
Long-term debt, including current portion
   and debt due to parent....................       25,461              118,360
Total partnership equity.....................      290,329              204,838

Operating Data:

The following table reflects throughput in barrels for our crude oil and refined product pipelines and the total throughput for all of our refined product terminals for the nine months ended September 30, 2001 and 2000 (in thousands).

                                                      Successor         Predecessor
                                                      ---------         -----------
                                                  Nine Months Ended  Nine Months Ended
                                                    September 30,      September 30,
                                                        2001               2000
                                                        ----               ----
Crude oil pipelines:
   Dixon to McKee...................................   16,062              17,076
   Wasson to Ardmore (both pipelines)...............   22,533              20,978
   Ringgold to Wasson...............................   10,443               7,707
   Corpus Christi to Three Rivers...................   21,901              23,853
   Other crude oil pipelines........................   13,000              11,603
                                                      --------            -------
     Total crude oil pipelines......................   83,939              81,217
                                                      -------             -------

Refined product pipelines:
   McKee to Colorado Springs to Denver..............    6,997               6,709
   McKee to El Paso.................................   18,547              17,428
   McKee to Amarillo (both pipelines) to Abernathy..   10,129              10,117
   Amarillo to Albuquerque..........................    3,589               3,515
   McKee to Denver..................................    3,259               3,266
   Ardmore to Wynnewood.............................   15,787              15,347
   Three Rivers to Laredo...........................    3,307               4,430
   Three Rivers to San Antonio......................    7,470               7,385
   Other refined product pipelines..................   16,069              18,334
                                                      -------             -------
     Total refined product pipelines................   85,154              86,531

Refined product terminals...........................   47,114              45,936
                                                      -------             -------

Total throughput....................................  216,207             213,684
                                                      =======             =======


Revenues for the nine months ended September 30, 2001 were $73,916,000 as compared to $69,406,000 for the nine months ended September 30, 2000, an increase of 6%, or $4,510,000. This increase in revenues is primarily due to the following items:

o revenues for the Ringgold to Wasson and the Wasson to Ardmore crude oil pipelines increased $1,163,000 due to a combined 15% increase in throughput barrels, resulting from UDS purchasing greater quantities of crude oil from third parties near Ringgold instead of gathering crude oil barrels near Wasson. In March 2001, UDS sold its Oklahoma crude oil gathering operation which was near Wasson;

o revenues for the Corpus Christi to Three Rivers crude oil pipeline increased $1,055,000 despite the 8% decrease in throughput barrels for the nine months ended September 30, 2001 as compared to the same period in 2000. The Corpus Christi to Three Rivers crude oil pipeline was temporarily converted into a refined product pipeline during the third quarter of 2001 during the alkylation unit shut down at UDS' Three Rivers refinery. The increase in revenues is primarily due to the increased tariff rate to transport refined products and the increased tariff rate effective May 2001 to cover the additional costs (dockage and wharfage fees) associated with operating a marine crude oil storage facility;

o revenues for the McKee to Colorado Springs to Denver refined product pipeline increased $789,000 due to a 4% increase in throughput barrels primarily in the Colorado Springs to Denver segment of the pipeline in the first quarter of 2001. Since completing the expansion of the McKee to Colorado Springs segment of the pipeline, UDS has supplied the greater demand for refined products in Denver from its McKee refinery, especially turbine fuel which is not produced at the Denver refinery. In the second and third quarter of 2001, less turbine fuel was transported to Denver as adequate supplies were on hand at the Denver refined product terminal;

o    revenues  for the  McKee  to El Paso  refined  product  pipeline  increased
     $568,000 primarily due to a 6% increase in throughput barrels resulting from an increase in UDS' sales into the Arizona market. The McKee to El Paso refined product pipeline connects with a third party pipeline which runs to Arizona;

o revenues for the Three Rivers to Laredo refined product pipeline decreased by $451,000 due to a 25% decrease in throughput barrels partially offset by an increase in the tariff rate effective July 1, 2001. The lower throughput barrels are a result of the expansion of Pemex's Monterrey refinery that increased the supply of refined products to Nuevo Laredo, Mexico, which is across the border from Laredo, Texas;

o revenues for the Southlake refined product terminal, acquired on July 2, 2001, increased our revenues by $663,000 and our throughput barrels by 2,261 for the quarter ended September 30, 2001; and

o revenues for all refined product terminals, excluding Southlake refined product terminal, increased $616,000 primarily due to an increase in the terminalling fee charged at our marine-based refined product terminals to cover the additional costs (dockage and wharfage fees) associated with operating a marine refined product terminal and the additional fee of $0.042 per barrel charged for blending additives into certain refined products.

Operating  expenses  increased  $934,000,  or 4%,  for  the  nine  months  ended
September 30, 2001 as compared to the nine months ended September 30, 2000 primarily due to the following items:

o during the nine months ending September 30, 2000, the Ultramar Diamond Shamrock Logistics Business recognized a loss of $916,000 due to the impact of volumetric expansions, contractions and measurement discrepancies in our pipelines related to the first six months of 2000. Beginning July 1, 2000, the impact of volumetric expansions, contractions and measurement discrepancies in the pipelines is borne by the shippers and is therefore no longer reflected in operating expenses;

o utility expenses increased by $1,650,000, or 24% due to higher electricity rates in the first nine months of 2001 as compared to the first nine months of 2000 resulting from higher natural gas costs;

o the acquisition of the Southlake refined product terminal increased operating expenses $163,000; and

o employee related expenses increased due to the accrual of incentive compensation.

General and administrative expenses increased less than 2% for the nine months ended September 30, 2001 as compared to 2000 due to decreased general and administrative costs allocated to us from UDS and offset by general and administrative costs related to being a publicly-held entity. Prior to July 1, 2000, UDS allocated approximately 5% of its general and administrative expenses incurred in the United States to its pipeline, terminalling and storage operations to cover costs of centralized corporate functions such as legal, accounting, treasury, engineering, information technology and other corporate services. Effective July 1, 2000, UDS entered into a Services Agreement with us to provide the general and administrative services noted above for an annual fee of $5,200,000, payable monthly. This annual fee is in addition to the incremental general and administrative costs to be incurred from third parties as a result of us being a publicly-held entity. For the nine months ended September 30, 2001, general and administrative expenses of $3,829,000 reflect $3,900,000, or three-quarters of the annual fee, less $328,000 reimbursed by partners on jointly-owned pipelines plus $257,000 of publicly-held company expenses. For the nine months ended September 30, 2000, general and administrative expenses of $3,771,000 reflect $2,839,000, or the 5% allocation of UDS's general and administrative expenses for the first six months of 2000, plus $1,300,000, or one-fourth of the annual fee, less $368,000 reimbursed by partners on jointly-owned pipelines.

Interest expense for the nine months ended September 30, 2001 was $3,501,000 as compared to $2,808,000 for the same period in 2000. During the period from January 1, 2001 to April 15, 2001, we incurred $2,512,000 of interest expense related to the $107,676,000 of debt due to parent that we assumed on July 1, 2000 and paid off on April 16, 2001. In addition, beginning April 16, 2001, Shamrock Logistics Operations borrowed $20,506,000 under the revolving credit facility resulting in $572,000 of interest expense for the five and a half months ended September 30, 2001. In August 2001, we repaid $5,506,000 of the borrowing on the revolving credit facility. Interest expense prior to July 1, 2000 relates only to the debt due to the Port of Corpus Christi Authority of Nueces County, Texas. Interest expense from July 1, 2000 through April 15, 2001 relates to the debt due to parent and the debt due to the Port of Corpus Christi Authority. Interest expense subsequent to April 16, 2001 relates to the borrowings under the revolving credit facility and the debt due to the Port of Corpus Christi Authority

Equity income from affiliate for the nine months ended September 30, 2001 decreased $740,000, or 24% as compared to the same period in 2000 due to a 14% decrease in throughput barrels in the Skellytown to Mont Belvieu refined product pipeline. The decreased throughput in the first nine months of 2001 is due to both UDS and Phillips Petroleum Company utilizing greater quantities of natural gas to run their refining operations instead of selling the natural gas to third parties in Mont Belvieu.

Effective July 1, 2000, UDS transferred the assets and certain liabilities of the Ultramar Diamond Shamrock Logistics Business (predecessor) to Shamrock Logistics Operations (successor). As a limited partnership, Shamrock Logistics Operations is not subject to federal or state income taxes. Due to this change in tax status, the deferred income tax liability of $38,217,000 as of June 30, 2000 was written off in the statement of income of the Ultramar Diamond Shamrock Logistics Business (predecessor) for the nine months ended September 30, 2000. The resulting net benefit for income taxes of $30,812,000 for the nine months ended September 30, 2000, includes the write-off of the deferred income tax liability less the provision for income taxes of $7,405,000 for the six months ended June 30, 2000. The income tax provision for the six months ended June 30, 2000 was based upon the effective income tax rate for the Ultramar Diamond Shamrock Logistics Business of 38%. The effective income tax rate exceeds the U.S. federal statutory income tax rate due to state income taxes.

Net income for the nine months ended September 30, 2001 was $32,913,000 as compared to $61,011,000 for the nine months ended September 30, 2000. The decrease of $28,098,000 is primarily due to the change in tax status effective July 1, 2000 which is partially offset by the increase in revenues resulting from higher tariff rates and higher throughput barrels in our pipelines for the first nine months of 2001 as compared to 2000.


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

In conjunction with the initial public offering of our common units on April 16, 2001, Shamrock Logistics Operations borrowed $20,506,000 under the revolving credit facility. In August 2001, we repaid $5,506,000 of the outstanding borrowings under the revolving credit facility.

Our ability to complete future debt and equity offerings and the timing of any such offerings will depend upon various factors including prevailing market conditions, interest rates and our financial condition.

Initial Public Offering
On April 16, 2001, we completed our initial public offering of 5,175,000 common units at a price of $24.50 per unit. Total proceeds for the 5,175,000 common units were $126,787,000 before offering costs and underwriters' commissions.

A summary of the proceeds received and use of proceeds is as follows:

Proceeds received:
  Sale of common units............................       $ 126,787,000
  Borrowing under the revolving credit facility...          20,506,000
                                                           -----------
     Total proceeds...............................         147,293,000
                                                           -----------

Use of proceeds:
  Underwriters' commissions.......................           8,875,000
  Professional fees and other offering costs......           6,000,000
  Debt issuance costs.............................             436,000
  Repayment of debt due to parent.................         107,676,000
  Reimbursement of capital expenditures...........          20,517,000
                                                           -----------
     Total use of proceeds........................         143,504,000
                                                           -----------

     Net proceeds.................................       $   3,789,000
                                                           ===========

The net proceeds $3,789,000 were used for working capital and general corporate purposes.

Equity
On August 14, 2001, we paid the second quarter distribution to unitholders totalling $9,817,000.

On November 14, 2001, we expect to pay the third quarter distribution to unitholders totalling $11,754,000.

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

During the nine months ended September 30, 2001, we incurred maintenance capital expenditures of $2,587,000 primarily related to tank and automation upgrades at the refined product terminals and cathodic (corrosion) protection and automation upgrades for both refined product and crude oil pipelines. Also during the nine months ended September 30, 2001, we incurred $8,887,000 for various expansion capital expenditures, including $1,813,000 for rights of way related to the expansion of the Amarillo to Albuquerque refined product pipeline and $5,600,000 for the acquisition of Southlake refined product terminal. The rights of way amount is net of Phillips Petroleum Company's 50% share of such cost.

Currently, we intend to exercise our option to purchase the Ringgold crude oil storage facility in the fourth quarter of 2001 at a cost of $5,200,000 upon completion of construction. We intend to fund this acquisition with borrowings under our revolving credit facility.

We anticipate that we will continue to have adequate liquidity to fund future recurring operating, investing and financing activities. Cash distributions are expected to be funded with internally generated cash.

UDS Plan of Merger
On May 7, 2001, UDS announced that it had agreed to be acquired by Valero Energy Corporation for total consideration of approximately $4.0 billion plus the assumption of all outstanding debt of approximately $2.0 billion. Under the terms of the agreement and plan of merger, UDS shareholders will receive, for each share of UDS common stock they hold, at their election, cash, Valero common stock or a combination of cash and Valero common stock, having a value equal to the sum of $27.50 plus 0.614 shares of Valero common stock (based on the average Valero common stock price over a ten trading-day period ending three days prior to closing). The merger has been approved by the board of directors and shareholders of both companies; however, closing of the transaction is subject to the completion of regulatory reviews. The merger is expected to close in the fourth quarter of 2001.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The principal market risk (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which we are exposed is interest rate risk on our debt. We manage our debt considering various financing alternatives available in the market. Borrowings under our revolving credit facility do not give rise to significant interest rate risk because the interest rate on borrowings under the facility float with market rates. Thus the carrying amount of outstanding borrowings under the revolving credit facility approximates fair value. Our remaining debt is fixed rate debt with an 8% interest rate. The estimated fair value of our fixed rate debt at September 30, 2001 was $11,190,000 as compared to the carrying value of $10,461,000. The fair value was estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements. Since the total of this fixed rate debt is not material to our financial position or performance, there is currently minimal impact to market interest rate risk.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

No material litigation has been filed or is pending against Shamrock Logistics or Shamrock Logistics Operations as of September 30, 2001.

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


SHAMROCK LOGISTICS, L.P.
By: Riverwalk Logistics, L.P., its general partner
       By: Shamrock Logistics GP, LLC, its general partner


By:               /s/ Steven A. Blank
         -----------------------------------------------------------------------
         STEVEN A. BLANK
         CHIEF FINANCIAL OFFICER
         November 13, 2001