Form 10-K
period 2001-12-31
VALERO L P
filed 2002-03-26
CIK 1110805

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934:
For the year ended December 31, 2001

Commission File Number 1-16417

VALERO L.P.
Organized under the laws of the State of Delaware
I.R.S. Employer Identification No. 74-2958817

One Valero Place
San Antonio, Texas 78212
Telephone number: (210) 370-2000

        Securities registered pursuant to Section 12(b) of the Act: Common Units representing limited partnership interests registered on the New York Stock Exchange.

        Securities registered pursuant to 12(g) of the Act: None.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

        As of February 28, 2002, the aggregate market value of common units held by non-affiliates based on the last sales price as quoted on the NYSE was $189,862,000.

        The number of common units outstanding as of February 28, 2002 was 9,654,572.

VALERO L.P.
FORM 10-K
DECEMBER 31, 2001

This Annual Report on Form 10-K contains statements with respect to our expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Certain Forward-Looking Statements" on page 41.

PART I

Item 1. and 2. Business and Properties

General

        We are a Delaware limited partnership that owns and operates most of the crude oil and refined product pipeline, terminalling and storage assets that support Valero Energy Corporation's McKee, Three Rivers and Ardmore refineries and its marketing operations located in Texas, Oklahoma, Colorado, New Mexico and Arizona. Our common units are listed on the New York Stock Exchange under the "VLI" symbol. Our principal executive offices are located at One Valero Place, San Antonio, Texas 78212 and our telephone number is (210) 370-2000. We conduct all of our operations through a subsidiary entity, Valero Logistics Operations, L.P.

        We were originally formed under the name of "Shamrock Logistics, L.P.," and changed our name to "Valero L.P." effective January 1, 2002, upon completion of Valero Energy Corporation's (Valero Energy) acquisition of Ultramar Diamond Shamrock Corporation (UDS) on December 31, 2001. In addition, "Shamrock Logistics Operations, L.P." changed its name to "Valero Logistics Operations, L.P." effective January 1, 2002. When used in this report, the terms "we," "our," "us" or similar words or phrases may refer, depending upon the context, to Valero L.P., or to Valero Logistics Operations, L.P. or both taken as a whole.

        We generate revenues from our pipeline operations by charging tariffs for transporting crude oil and refined products through our pipelines. We also generate revenue through our terminalling operations by charging a terminalling fee to our customers, primarily Valero Energy and its affiliates. The terminalling fee is earned when the refined products enter the terminal and includes the cost of transferring the refined products from the terminal to trucks. An additional fee is charged at the refined product terminals for blending additives into certain refined products. We do not generate any separate revenue from our crude oil storage facilities. Instead, the costs associated with these facilities were considered in establishing the tariff rates charged for transporting crude oil from the storage facilities to the refineries.

        The term throughput as used in this document generally refers to the crude oil or refined product barrels, as applicable, that pass through each pipeline, even if those barrels also are transported in another of our pipelines for which we received a separate tariff.

Our Relationship With Valero Energy

        Valero Energy is one of the top three U.S. refining companies in terms of refining capacity. It acquired UDS on December 31, 2001, and now owns and operates 12 refineries, three of which are served by our pipelines and terminals:

  •
  the McKee refinery, which has a current total capacity to process 170,000 barrels per day, or bpd, of crude oil and other feedstocks, making it the largest refinery located between the Texas Gulf Coast and the West Coast;

  •
  the Three Rivers refinery, which has a current total capacity to process 98,000 bpd of crude oil and other feedstocks; and

  •
  the Ardmore refinery, which has a current total capacity to process 85,000 bpd of crude oil and other feedstocks.

        Valero Energy markets the refined products produced by these refineries primarily in Texas, Oklahoma, Colorado, New Mexico and Arizona through a network of approximately 2,700 company-operated and dealer-operated convenience stores, as well as through other wholesale and spot market sales and exchange agreements.

        During the year ended December 31, 2001, we generated revenues of $98.8 million with Valero Energy and its affiliates accounting for 99% of this amount. Although we intend to pursue strategic acquisitions as opportunities may arise, we expect to continue to derive most of our revenues from Valero Energy and its affiliates for the foreseeable future.

Pipelines and Terminals Usage Agreement and Services Agreement with Valero Energy

        Our operations are strategically located within Valero Energy's refining and marketing supply chain, but we do not own or operate any refining or marketing assets. Valero Energy is dependent upon us to provide transportation services that support the refining and marketing operations we serve. Under a Pipelines and Terminals Usage Agreement, Valero Energy has agreed through April, 2008:

  •
  to transport in our crude oil pipelines at least 75% of the aggregate volumes of the crude oil shipped to the McKee, Three Rivers and Ardmore refineries;

  •
  to transport in our refined product pipelines at least 75% of the aggregate volumes of the refined products (excluding residual oils, primarily asphalt and fuel oil) shipped from these refineries; and

  •
  to use our refined product terminals for terminalling services for at least 50% of the refined products (excluding residual oils, primarily asphalt and fuel oil) shipped from these refineries.

        Valero Energy met and exceeded its obligations under the Pipelines and Terminals Usage Agreement during the year ended December 31, 2001.

        Valero Energy's obligation to use our crude oil and refined product pipelines and terminals will be suspended if material changes occur in the market conditions for the transportation of crude oil and refined products, or in the markets served by these refineries, that have a material adverse effect on Valero Energy, or if we are unable to handle the volumes Valero Energy requests that we transport due to operational difficulties with the pipelines or terminals. In the event Valero Energy does not transport in our pipelines or use our terminals to terminal the minimum volume requirements and its obligation has not been suspended under the terms of the agreement, it is required to make a cash payment determined by multiplying the shortfall in volume by the weighted average tariff rate or terminal fee charged.

        In addition, Valero Energy has agreed to remain the shipper for crude oil and refined products owned by it transported through our pipelines, and neither challenge, nor cause others to challenge, our interstate or intrastate tariff rates for the transportation of crude oil and refined products until at least April, 2008.

        We do not currently have any employees. Under a Services Agreement between us and Valero Energy and certain of its affiliates, employees of Valero Energy and its affiliates perform services on our behalf, and those entities are reimbursed for the services rendered by their employees. In addition, we pay Valero Energy and its affiliates an annual fee of $5,200,000 under the Services Agreement to perform and provide us with other services.

        Valero Energy owns and controls our general partner, Riverwalk Logistics, L.P. UDS Logistics, LLC, the limited partner of our general partner, owns a total of 4,424,322 common units and 9,599,322 subordinated units representing an aggregate 71.6% limited partner interest in us. Our general partner owns a 2% interest in us and also owns incentive distribution rights giving it higher percentages of our cash distributions as various target distribution levels are met. In addition, we have entered into an Omnibus Agreement with Valero Energy, which, among other things, governs potential competition between us, on the one hand, and Valero Energy and its affiliates, on the other.

Business Strategies

        The primary objective of our business strategies is to increase distributable cash flow per unit. Our business strategies include:

Sustaining high levels of throughput and cash flow.

        Our base strategy is to sustain our current levels of throughput and cash flow, which we expect will provide a strong platform for the future growth of our transportation, terminalling and storage business. Accordingly, we intend to continue to invest in our existing pipeline, terminalling and storage assets in order to maintain and increase the current capacity and throughput of our pipelines. In order to ensure stable throughput of crude oil and refined products for our pipelines, we have established what we believe are competitive tariff rates for our pipelines and we have also entered into the seven-year Pipelines and Terminals Usage Agreement with Valero Energy described above. Our pipelines are directly connected to the McKee, Three Rivers and Ardmore refineries, and we provide their most competitive access to crude oil and other feedstock requirements and distribution of their refined products to Valero Energy's markets in Texas, Oklahoma, Colorado, New Mexico and Arizona. During the year ended December 31, 2001, the McKee, Three Rivers and Ardmore refineries obtained approximately 78% of their crude oil and other feedstocks through our crude oil pipelines, distributed approximately 80% of their refined products through our refined product pipelines and used our terminalling services for approximately 60% of their refined products shipped from the refineries.

Increasing throughput in our existing pipelines and shifting volumes to higher tariff pipelines.

        We have available capacity in all of our existing pipelines. During the year ended December 31, 2001, we averaged approximately 64% capacity utilization in our crude oil pipelines and approximately 61% capacity utilization in our refined product pipelines. Over time, we believe the increasing refined product demand in the southwestern and Rocky Mountain regions of the United States will allow us to shift some refined product throughput to our higher tariff, longer-distance refined product pipelines from some of our lower tariff refined product pipelines. In the future, depending on market conditions, we may also have the opportunity to transport through our pipelines, crude oil and refined products that are currently transported through pipelines retained by Valero Energy and to transport additional third-party volumes.

Increasing our pipeline and terminal capacity through expansions and new construction.

        We are continually evaluating opportunities to increase capacity in our existing pipelines by adding pumping stations or horsepower to existing pumping stations or increasing pipeline diameter to keep pace with increases in crude oil and refined product demand. In 2000, we completed an expansion project to increase the capacity of our McKee to Colorado Springs refined product pipeline by 20,000 barrels per day. In 2001, we initiated a project, completed in January, 2002, that expanded our share of capacity in the Amarillo to Albuquerque refined product pipeline by 4,667 barrels per day.

        We will also consider extending existing refined product pipelines or constructing new refined product pipelines to meet rising refined product demand that Valero Energy intends to supply in high growth areas in the southwestern and Rocky Mountain regions of the United States.

Pursuing selective strategic and accretive acquisitions that complement our existing asset base.

        We plan to actively pursue opportunities to purchase assets that increase our cash flow per unit. Since mid-2001, we have exercised three options to purchase assets under the Omnibus Agreement with Valero Energy that was put in place at the time we became a public entity. In July 2001, we acquired the Southlake refined product terminal for $5,600,000; in December 2001, we acquired the Ringgold crude oil storage facility for $5,200,000; and in February 2002, we acquired the Wichita Falls crude oil pipeline and storage facility for $64,000,000. After funding the cost of each of these acquisitions, approximately $40,000,000 remains available under our $120,000,000 revolving credit facility, which we entered into in December, 2000. We believe future acquisition opportunities may include some of the assets owned by Valero Energy as well as assets owned by third parties. We expect that the assets to be acquired may include pipelines, terminals and storage facilities, and other assets that we believe will contribute to the successful execution of our business strategies.

Continuing to improve our operating efficiency.

        We aggressively monitor and control our cost structure. We have been able to implement cost saving initiatives such as utilizing chemical additives to reduce friction in some of our pipelines and aggressively negotiating more favorable rate structures with our power providers. We intend to continue to make investments to improve our operations and pursue cost saving initiatives.

Pipeline Operations

        We have an ownership interest in 9 crude oil pipelines with an aggregate length of approximately 782 miles and 18 refined product pipelines with an aggregate length of approximately 2,845 miles. We operate all of the pipelines except for:

  •
  the McKee to Denver refined product pipeline in which we have a minority ownership interest and which is operated by the Phillips Pipeline Company; and

  •
  the Hooker to Clawson segment of the Hooker to McKee crude oil pipeline in which segment we have a 50% ownership interest and which is operated by the Jayhawk Pipeline Company.

        In each of the pipelines, only Valero Energy transports crude oil or refined products in the capacity attributable to our ownership interest except for:

  •
  the Amarillo to Albuquerque refined product pipeline, in which Equiva Trading Company also transports refined products through our share of the pipeline; and

  •
  the Amarillo to Abernathy refined product pipeline, in which Phillips Texas Pipeline Company also transports refined products through our share of the pipeline.

        For the pipelines in which we own less than a 100% ownership interest, we fund capital expenditures in proportion to our respective ownership percentages.

Crude Oil Pipelines

        Our crude oil pipelines deliver crude oil and other feedstocks, such as gas oil and normal butane, from various points in Texas, Oklahoma, Kansas and Colorado to Valero Energy's McKee, Three Rivers and Ardmore refineries. The table below sets forth the average daily number of barrels of crude oil we transported through our crude oil pipelines, in the aggregate, in each of the years presented.

	Aggregate Throughput Years Ended December 31,
	2001	2000	1999	1998	1997
	(barrels/day)
Crude Oil	303,811	294,784	280,041	265,243	282,736

        The following table sets forth, for each of our crude oil pipelines, the origin and destination, length in miles (not adjusted for ownership percentage), ownership percentage, capacity, throughput and capacity utilization.

				Year Ended December 31, 2001
Origin and Destination	Length	Ownership	Capacity	Throughput	Capacity Utilization
	(miles)		(barrels/day)	(barrels/day)
Cheyenne Wells, CO to McKee	252.2	100%	17,500	13,389	77%
Dixon, TX to McKee	44.2	100%	85,000	55,898	66%
Hooker, OK to Clawson, TX(1)	30.8	50%	22,000	11,224	51%
Clawson, TX to McKee(2)	40.7	100%	36,000	13,114	68%
Wichita Falls to McKee(3)	271.7	100%	110,000	—	—
Corpus Christi, TX to Three Rivers	69.7	100%	120,000	78,601	66%
Ringgold, TX to Wasson, OK(2)	44.2	100%	90,000	37,776	56%
Healdton, OK to Ringling, OK	3.5	100%	52,000	12,682	24%
Wasson, OK to Ardmore	24.5	100%	90,000	81,127	90%

	781.5		622,500	303,811	64%

(1)
We receive a split tariff with respect to 100% of the barrels transported in the Hooker to Clawson segment, notwithstanding our 50% ownership interest. Accordingly, the capacity, throughput and capacity utilization are given with respect to 100% of the pipeline.

(2)
This pipeline transports barrels relating to two tariff routes, one of which begins at this pipeline's origin and ends at this pipeline's destination and one of which is a longer tariff route with an origin or destination on another pipeline of ours which connects to this pipeline. Throughput disclosed above for this pipeline reflects only the barrels subject to the tariff route beginning at this pipeline's origin and ending at this pipeline's destination. To accurately determine the actual capacity utilization of the pipeline, as well as aggregate capacity utilization, all barrels passing through the pipelines have been taken into account for purposes of calculating capacity utilization.

(3)
Effective February 1, 2002, we acquired the Wichita Falls crude oil pipeline from Valero Energy. During 2000 and 2001, the capacity of the pipeline was expanded from 85,000 barrels per day to 110,000 barrels per day. During the year ended December 31, 2001, the throughput was 69,267 barrels per day and the capacity utilization was 82%.

Refined Product Pipelines

        Our refined product pipelines transport refined products from Valero Energy's McKee, Three Rivers and Ardmore refineries, directly or indirectly, to markets in Texas, Oklahoma, Colorado, New Mexico and Arizona. The refined products transported in these pipelines include conventional gasoline, federal specification reformulated gasoline, other oxygenated gasolines, distillates (including high- and low-sulfur diesel fuel and jet fuel), natural gas liquids (such as propane and butane), blendstocks and petrochemical raw materials such as toluene, xylene and raffinate. Blendstocks are intermediate products in the refining process, that are used as feedstocks by other refineries. Toluene, xylene and raffinate are raw materials used by petrochemical plants in the manufacture of diverse products such as styrofoam, nylon, plastic bottles and foam cushions. During the year ended December 31, 2001, gasoline and distillates represented approximately 59% and 29%, respectively, of the total throughput in our refined product pipelines.

        The table below sets forth the average daily number of barrels of refined products we transported through our refined product pipelines, in the aggregate, in each of the years presented.

	Aggregate Throughput Years Ended December 31,
	2001	2000	1999	1998	1997
	(barrels/day)
Refined products	308,047	309,803	297,397	268,064	257,183

        The following table sets forth, for each of our refined product pipelines, the origin and destination, length in miles (not adjusted for ownership percentage), ownership percentage, capacity, throughput and capacity utilization. In instances where we own less than 100% of a pipeline, our ownership percentage is indicated, and the capacity, throughput and capacity utilization information reflect only our ownership interest in these pipelines.

				Year Ended December 31, 2001
Origin and Destination	Length	Ownership	Capacity	Throughput	Capacity Utilization
	(miles)		(barrels/day)	(barrels/day)
McKee to El Paso, TX	407.7	67%	40,000	39,158	98%
McKee to Colorado Springs, CO(1)	256.4	100%	52,000	12,017	44%
Colorado Springs, CO to Airport	1.7	100%	12,000	1,402	12%
Colorado Springs, CO to Denver, CO	100.6	100%	32,000	10,793	34%
McKee to Denver, CO (Phillips)	321.1	30%	12,450	11,973	96%
McKee to Amarillo, TX (6")(1)(2)	49.1	100%	51,000	31,680	73%
McKee to Amarillo, TX (8")(1)(2)	49.1	100%
Amarillo, TX to Abernathy, TX(3)	102.1	39%	6,812	5,984	88%
Amarillo, TX to Albuquerque, NM	292.7	50%	16,083	12,639	79%
McKee to Skellytown, TX	52.8	100%	52,000	8,169	16%
Skellytown, TX to Mont Belvieu, TX (Skelly-Belvieu)	571.2	50%	26,000	16,352	63%
Three Rivers to San Antonio, TX	81.1	100%	33,600	27,877	83%
Three Rivers to Laredo, TX	98.1	100%	16,800	12,270	73%
Three Rivers to Corpus Christi, TX	71.6	100%	15,000	5,060	34%
Three Rivers to Pettus, TX (12")	28.8	100%	24,000	18,886	79%
Three Rivers to Pettus, TX (8")	28.8	100%	15,000	9,327	62%
Ardmore to Wynnewood, OK	31.1	100%	90,000	57,083	63%
El Paso, TX to Kinder Morgan	12.1	67%	40,000	27,377	68%
Other refined product pipelines(4)	288.7	50%	N/A	N/A	N/A

	2,844.8		534,745	308,047	61%

(1)
This pipeline transports barrels relating to two tariff routes, one of which begins at this pipeline's origin and ends at this pipeline's destination and one of which is a longer tariff route with an origin or destination on another pipeline of ours which connects to this pipeline. Throughput disclosed above for this pipeline reflects only the barrels subject to the tariff route beginning at this pipeline's origin and ending at this pipeline's destination. To accurately determine the actual capacity utilization of the pipeline, as well as aggregate capacity utilization, all barrels passing through the pipelines have been taken into account for purposes of calculating capacity utilization.
(2)
The throughput, capacity, and capacity utilization information listed opposite the McKee to Amarillo 6-inch pipeline includes both McKee to Amarillo pipelines on a combined basis.

(3)
Effective January 2001, the Amarillo to Abernathy refined product pipeline removed two of its pump stations from service, which decreased the pipeline's capacity from 9,288 barrels per day to 6,812 barrels per day. The capacity utilization for the year ended December 31, 2001 is based on the capacity of 6,812 barrels per day.
(4)
Represents the idle looped 6-inch sections of the Amarillo to Albuquerque refined product pipeline.

Storage and Terminalling Operations

Crude Oil Storage Facilities

        Our crude oil storage facilities are designed to serve the needs of the McKee, Three Rivers and Ardmore refineries. Our storage facilities have been designed to handle increasing throughput and varieties of foreign and domestic crude oil. Their design attributes include:

  •
  multiple tanks to facilitate simultaneous handling of multiple crude oil varieties in accordance with normal pipeline batch sizes; and
  •
  electronic switching systems connecting each tank to the main crude oil pipeline to facilitate efficient switching and, in some cases, blending between crude oil grades with minimal contamination.

        Our most significant crude oil storage asset is the marine-based Corpus Christi crude oil storage facility. It has a storage capacity of 1,600,000 barrels of crude oil, which allows our customer, Valero Energy, to accept larger quantities delivered by tankers and more varieties of crude oil. The four tanks in this storage facility provide us with added flexibility in blending crude oil to achieve the optimal crude oil slate for the Three Rivers refinery. We own the Corpus Christi crude oil storage facility and the land underlying the facility is subject to a long-term operating lease.

        The following table outlines our crude oil storage facilities' location, capacity, number of tanks, mode of receipt and delivery and average throughput:

Location	Capacity	Number of Tanks	Mode of Receipt	Mode of Delivery	Year Ended December 31, 2001 Average Throughput
	(barrels)				(barrels/day)
Corpus Christi, TX	1,600,000	4	Marine	Pipeline	78,601
Dixon, TX	240,000	3	Pipeline	Pipeline	55,898
Ringgold, TX(1)	600,000	2	Pipeline	Pipeline	37,776
Wichita Falls, TX(2)	660,000	4	Pipeline	Pipeline	—
Wasson, OK	226,000	2	Pipeline	Pipeline	81,127

	3,326,000	15			253,402

(1)
The Ringgold crude oil storage facility was purchased on December 1, 2001.
(2)
Effective February 1, 2002, we acquired the Wichita Falls crude oil storage facility from Valero Energy. During 2000 and 2001, the capacity of the facility was expanded from 360,000 barrels to 660,000 barrels with the addition of one tank. During the year ended December 31, 2001, the throughput was 69,267 barrels per day.

Refined Product Terminals

        Our refined product terminals have automated loading facilities available 24 hours a day. Billing of customers is electronically accomplished by our Fuels Automation and Nomination System (FANS). This automatic system provides for control of allocations, credit and carrier certification by remote input of data by our customers. All terminals have an electronic monitoring and control system that monitors the effectiveness of the ground protection and vapor control and will cause an automated shutdown of the terminal operations if necessary. For environmental and safety protection, all terminals have primary vapor control systems consisting of flares, vapor combustors or carbon absorption vapor recovery units.

        All terminal tanks and underground terminal piping are protected against corrosion. Tanks designed for gasoline are equipped with either internal or external floating roofs, which minimize emissions and prevent potentially flammable vapor accumulation between fluid levels and the roof of the tank. All terminal facilities have facility response plans, spill prevention and control measure plans and other plans and programs to respond to emergencies.

        Many of our terminal loading racks are protected with water deluge systems activated by vapor sensors, heat sensors or an emergency switch. Our Colorado Springs, El Paso and San Antonio terminals are also protected by foam systems to be activated in case of fire. The only terminal that stores and loads propane is El Paso. Our propane tanks are protected against fire hazards with a deluge system. This system automatically activates with heat sensors in the event of a fire. All terminals are subject to participation in a comprehensive environmental management plan to assure compliance with air, solid wastes and wastewater regulations.

        Our Harlingen, Texas terminal does not directly connect to any of our pipelines; rather it handles refined products delivered by barge from Valero Energy.

        We own the property on which our terminals are located, except in Colorado Springs, Corpus Christi and Harlingen, where the underlying real estate is subject to long-term operating leases.

        The following table outlines our refined product terminals' location, capacity, number of tanks, mode of receipt and delivery and average throughput:

Location	Capacity	Number of Tanks	Mode of Receipt	Mode of Delivery	Year Ended December 31, 2001 Average Throughput
	(barrels)				(barrels/day)
Abernathy, TX	172,000	13	Pipeline	Truck	5,661
Amarillo, TX	271,000	15	Pipeline	Truck/Pipeline	21,103
Albuquerque, NM	193,000	10	Pipeline	Truck/Pipeline	11,225
Denver, CO	111,000	10	Pipeline	Truck	19,126
Colorado Springs, CO	324,000	8	Pipeline	Truck/Pipeline	12,210
El Paso, TX(1)	346,684	22	Pipeline	Truck/Pipeline	40,717
Southlake, TX(2)	286,000	6	Pipeline	Truck	25,007
Corpus Christi, TX	371,000	15	Pipeline	Marine/Pipeline	12,720
San Antonio, TX	221,000	10	Pipeline	Truck	20,737
Laredo, TX	203,000	6	Pipeline	Truck	12,270
Harlingen, TX	314,000	7	Marine	Truck	8,396

	2,812,684	122			189,172

(1)
We have a 66.67% ownership interest in the El Paso refined product terminal. The capacity and throughput amounts represent the proportionate share of capacity and throughput attributable to our ownership interest. The throughput represents barrels distributed from the El Paso refined product terminal and deliveries to a third-party refined product pipeline.
(2)
Effective July 1, 2001, we acquired the Southlake refined product terminal from Valero Energy. The average throughput in the above table represents the barrels moved through the terminal from July 1, 2001 to December 31, 2001.

Pipeline, Storage Facility, and Terminal Control Operations

        All of our crude oil and refined product pipelines are operated via satellite communication systems from one of two central control rooms located in San Antonio and McKee, Texas. The San Antonio control center primarily monitors and controls our refined product pipelines, and the McKee control center primarily monitors and controls our crude oil pipelines. Each control center can provide backup capability for the other, and each center is capable of monitoring and controlling all of our pipelines. There is also a backup control center located at our San Antonio refined product terminal approximately 25 miles from our primary control center in San Antonio.

        The control centers operate with modern, state-of-the-art System Control and Data Acquisition systems (SCADA). Both control centers are equipped with computer systems designed to continuously monitor real time operational data, including crude oil and refined product throughput, flow rates and pressures. In addition, the control centers monitor alarms and throughput balances. The control centers operate remote pumps, motors, engines and valves associated with the delivery of crude oil and refined products. The computer systems are designed to enhance leak-detection capabilities, sound automatic alarms if operational conditions outside of pre-established parameters occur and provide for remote-controlled shutdown of pump stations on the pipelines. Pump stations, crude oil storage facilities and meter-measurement points along the pipelines are linked by satellite or telephone communication systems for remote monitoring and control, which reduces our requirement for full-time on-site personnel at most of these locations.

        A number of our crude oil storage facilities and refined product terminals are also operated through our central control centers. Other crude oil storage facilities and refined product terminals are modern, automated facilities but are locally controlled.

Safety and Maintenance

        We perform scheduled maintenance on all of our pipelines and make repairs and replacements when necessary or appropriate. We believe that all of our pipelines have been constructed and are maintained in all material respects in accordance with applicable federal, state and local laws and the regulations and standards prescribed by the American Petroleum Institute, the Department of Transportation and accepted industry practice.

Competition

        As a result of our physical integration with Valero Energy's McKee, Three Rivers and Ardmore refineries and our contractual relationship with Valero Energy, we believe that we will not face significant competition for barrels of crude oil transported to, and barrels of refined products transported from, the McKee, Three Rivers and Ardmore refineries, particularly during the term of the Pipelines and Terminals Usage Agreement with Valero Energy. However, we face competition from other pipelines who may be able to supply Valero Energy's end-user markets with refined products on a more competitive basis. If Valero Energy reduced its retail sales of refined products or its wholesale customers reduced their purchases of refined products, the volumes transported through our pipelines would be reduced, which would cause a decrease in cash and revenues generated from our operations.

        Valero Energy leases certain pipeline assets that deliver refined products into markets served by our pipelines and terminals. It leases the common carrier pipelines originating at Pettus Station at Pettus, Texas through which gasoline and distillates from the Three Rivers refinery are delivered to the Valero Energy refined product terminal in San Antonio and through which raffinate, distillates and natural gas liquids originating at the Three Rivers refinery are delivered to various Corpus Christi destinations. Valero Energy also leases a combination 6- and 8-inch pipeline that delivers refined products from Valero Energy's Corpus Christi refinery to its refined product terminal located in Edinburg, Texas. Valero Energy's Edinburg refined product terminal serves markets that are also served by our Harlingen refined product terminal. We operate the above described refined product pipelines and terminals under a contract with Valero Energy. In addition, Valero Energy owns certain crude oil gathering systems that deliver crude oil to the McKee refinery.

        The Texas and Oklahoma markets served by the refined product pipelines originating at the Three Rivers and Ardmore refineries are accessible by Texas Gulf Coast refiners through common carrier pipelines, with the exception of the Laredo, Texas and Nuevo Laredo, Mexico markets. The Nuevo Laredo, Mexico market is accessible by refineries operated by Pemex, the national oil company of Mexico. In addition, the markets served by the refined product pipelines originating at the McKee refinery are also accessible by Texas Gulf Coast and Midwestern refiners through common carrier pipelines.

        We believe that high capital requirements, environmental considerations and the difficulty in acquiring rights-of-way and related permits make it difficult for other entities to build competing pipelines in areas served by our pipelines. As a result, competing pipelines are likely to be built only in those cases in which strong market demand and attractive tariff rates support additional capacity in an area. We know of three additional refined product pipelines which may serve our market areas:

  •
  The Longhorn Pipeline is a common carrier refined product pipeline with an initial capacity of 70,000 barrels per day. It will be capable of delivering refined products from the Texas Gulf Coast to El Paso, Texas. Most of the pipeline has been constructed, it has obtained regulatory approval and startup is expected to occur before the end of 2002. We expect that a portion of the refined products transported into the El Paso area in this pipeline will ultimately be transported into the Phoenix and Tucson, Arizona markets. As a result, Valero Energy's allocated capacity in Kinder Morgan's Santa Fe Pacific East pipeline, which transports refined products from El Paso to the Arizona markets, may be reduced. In addition, the increased supply of refined products entering the El Paso and Arizona markets through the Longhorn Pipeline may cause a decline in the demand for refined products from Valero Energy. These factors, in turn, might reduce the demand for transportation of refined products through our pipeline from McKee to El Paso.

  •
  Williams Pipe Line Company has announced a new refined product pipeline project from Northwestern New Mexico to Salt Lake City, Utah. The design capacity of the system is 75,000 barrels per day. Potential refined product sources for this new refined product pipeline could be New Mexico refiners, U.S. Gulf Coast refiners or refineries owned by Valero Energy.

  •
  Equilon Pipeline last year announced a refined product pipeline project from Odessa, Texas to Bloomfield, New Mexico. Refined products would be transported from West Texas to the Bloomfield, New Mexico area. The project would also require new pipeline connections on the southern and northern ends of the project. This project also includes a new refined product terminal near Albuquerque, New Mexico. This proposed Odessa to Bloomfield refined product pipeline could cause a reduction in demand for the transportation of refined products to the Albuquerque market in our refined product pipelines. This project could also connect to the Williams Salt Lake City project discussed above. This proposed Equilon refined product pipeline would also cross two of our refined product pipelines, the McKee to El Paso refined product pipeline and the Amarillo to Albuquerque refined product pipeline. Construction has not yet commenced on this project.

        Given the expected increase in demand for refined products in the southwestern and Rocky Mountain market regions, we do not believe that these new refined product pipelines, when fully operational, will have a material adverse effect on our financial condition or results of operations.

Regulation

Rate Regulation

        Prior to July 2000, affiliates of Valero Energy owned and operated our pipelines. These affiliates were the only shippers in Valero Energy's ownership capacity in most of the pipelines, including the common carrier pipelines. In preparation for our initial public offering, we filed revised tariffs with the appropriate regulatory commissions to adjust the tariffs on many of our pipelines to better reflect current throughput volumes and market conditions or cost-based pricing. We filed the appropriate notices of the revised tariffs with the Federal Energy Regulatory Commission (FERC) for our interstate pipelines. For our intrastate pipelines, we filed revised tariffs with the Texas Railroad Commission, the Oklahoma Public Utility Commission and the Colorado Public Utility Commission. In connection with our initial public offering, we obtained the agreement of Valero Energy and its affiliates, which are the only shippers in most of our pipelines, not to challenge the validity of our tariff rates until at least April, 2008.

        General Interstate Regulation.    Our interstate common carrier pipeline operations are subject to rate regulation by the FERC under the Interstate Commerce Act. The Interstate Commerce Act requires that tariff rates for crude oil pipelines, which includes petroleum product and petrochemical pipelines (crude oil, petroleum product and petrochemical pipelines are referred to collectively as "petroleum pipelines" in this document), be just and reasonable and non-discriminatory. The Interstate Commerce Act permits challenges to proposed new or changed rates by protest and challenges to rates that are already on file and in effect by complaint. Upon the appropriate showing, a successful complainant may obtain damages or reparations for generally up to two years prior to the filing of a complaint. Valero Energy has agreed to be responsible for any Interstate Commerce Act liabilities with respect to activities or conduct occurring during periods prior to April 16, 2001, the closing of our initial public offering, and we will be responsible for Interstate Commerce Act liabilities with respect to activities or conduct occurring after April 16, 2001.

        The FERC is authorized to suspend the effectiveness of a new or changed tariff rate for a period of up to seven months and to investigate the rate. The FERC may also place into effect a new or changed tariff rate on at least one days' notice, subject to refund and investigation. If upon the completion of an investigation the FERC finds that the rate is unlawful, it may require the pipeline operator to refund to shippers, with interest, any difference between the rates the FERC determines to be lawful and the rates under investigation. In addition, the FERC will order the pipeline to change its rates prospectively to the lawful level. In general, petroleum pipeline rates must be cost-based, although settlement rates, which are rates that have been agreed to by all shippers, are permitted, and market-based rates may be permitted in certain circumstances.

        Energy Policy Act of 1992 and Subsequent Developments.    In October 1992, Congress passed the Energy Policy Act of 1992. The Energy Policy Act deemed interstate petroleum pipeline rates in effect for the 365-day period ending on the date of enactment of the Energy Policy Act, or that were in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period, to be just and reasonable under the Interstate Commerce Act. Some of our pipeline rates are deemed just and reasonable and therefore are grandfathered under the Energy Policy Act. The Energy Policy Act provides that the FERC may change grandfathered rates upon complaints only under the following limited circumstances:

  •
  a substantial change has occurred since enactment in either the economic circumstances or the nature of the services which were the basis for the rate;

  •
  the complainant was contractually barred from challenging the rate prior to enactment of the Energy Policy Act and filed the complaint within 30 days of the expiration of the contractual bar; or

  •
  a provision of the tariff is unduly discriminatory or preferential.

        The Energy Policy Act further required the FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for interstate petroleum pipelines and to streamline procedures in petroleum pipeline proceedings. On October 22, 1993, the FERC responded to the Energy Policy Act directive by issuing Order No. 561, which adopts a new indexing rate methodology for interstate petroleum pipelines. Under the new regulations, effective January 1, 1995, petroleum pipelines are able to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index for Finished Goods, minus one percent. Rate increases made under the index will be subject to protest, but the scope of the protest proceeding will be limited to an inquiry into whether the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. The new indexing methodology is applicable to any existing rate, whether grandfathered or whether established after enactment of the Energy Policy Act.

        Intrastate Regulation.    Some of our pipeline operations are subject to regulation by the Texas Railroad Commission, the Oklahoma Public Utility Commission or the Colorado Public Utility Commission. The applicable state statutes require that pipeline rates be non-discriminatory and provide a fair return on the aggregate value of the pipeline property used to render services. State commissions have generally not been aggressive in regulating common carrier pipelines and have generally not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints. Complaints to state agencies have been infrequent and are usually resolved informally. Although no assurance can be given that our intrastate rates would ultimately be upheld if challenged, we believe that, given this history, the tariffs now in effect are not likely to be challenged.

        Our pipelines.    The FERC generally has not investigated interstate rates on its own initiative when those rates, like ours, have been mutually agreed to by the pipeline owner and the shippers. In addition, as discussed above, intrastate pipelines generally are subject to "light-handed" regulation by state commissions and we do not believe the intrastate tariffs now in effect are likely to be challenged. However, the FERC or a state regulatory commission could investigate our rates at the urging of a third party if the third party is either a current shipper or is able to show that it has a substantial economic interest in our tariff rate level. If an interstate rate were challenged, we would seek to either rely on a cost of service justification or to establish that, due to the presence of competing alternatives to our pipeline, the tariff rate should be a market-based rate.

        If our rates were successfully challenged, the amount of cash available for distribution to unitholders could be materially reduced.

        We do not believe that it is likely that there will be a challenge to our rates by a current shipper that would materially affect our revenues or cash flows. Valero Energy is the only current shipper shipping in our ownership capacity in substantially all of our pipelines. Valero Energy has committed not to challenge our rates until at least April, 2008. Under the Pipelines and Terminals Usage Agreement, in which Valero Energy has committed not to challenge our rates, Valero Energy also has committed to continue its historical practice of:

  •
  buying crude oil before it enters our crude oil pipelines and acting in the capacity of the shipper of that crude oil in our crude oil pipelines; and

  •
  owning the refined products at least until the refined products exit the refined product terminals and acting in the capacity of the shipper of the refined products in the refined product pipelines.

        We also do not anticipate challenges from new shippers because we believe that it is unlikely we will have new shippers in any of our existing pipelines. In the case of crude oil pipelines, Valero Energy in almost all cases would be the shipper and would therefore not challenge our tariff rates until at least April, 2008. In the case of refined product pipelines, we do not anticipate new shippers because Valero

Energy will be the owner of substantially all of the refined products produced at the refineries and the refineries are the only current origin points for shipments in our refined product pipelines.

        Because our pipelines are common carrier pipelines, we may be required to accept new shippers who wish to transport in our pipelines. It is possible that any new shippers, or current shippers or other interested parties, may decide to challenge our tariff rates. If any rate challenge or challenges were successful, cash available for distribution to unitholders could be materially reduced.

Environmental Regulation

General

        Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect our operations and costs. In particular, our activities in connection with storage and transportation of crude oil, refined products and other liquid hydrocarbons are subject to stringent environmental regulation. As with the petroleum pipeline industry in general, compliance with existing and anticipated regulations increases our overall cost of business. Areas affected include capital costs to construct, maintain and upgrade equipment and facilities. While these regulations affect our maintenance capital expenditures and net income, we believe that these regulations do not affect our competitive position in that the operations of our competitors that comply with these regulations are similarly affected. Environmental regulations have historically been subject to frequent change by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of these regulations on our operations. Violation of federal or state environmental laws, regulations and permits can result in the imposition of significant civil and criminal penalties, injunctions and construction bans or delays. A discharge of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expense, including both the cost to comply with applicable regulations and claims by neighboring landowners or other third parties for personal injury and property damage. In connection with our acquisition of crude oil and refined product pipeline, terminalling and storage assets from Valero Energy, Valero Energy has agreed to indemnify us for environmental liabilities related to the assets transferred to us that arose prior to April 16, 2001, the closing of our initial public offering, and are discovered within 10 years after April 16, 2001 (excluding liabilities resulting from a change in law after April 16, 2001).

Water

        The Oil Pollution Act was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 and other statutes as they pertain to prevention and response to petroleum spills. The Oil Pollution Act subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and other consequences of a petroleum spill, where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the U.S. In the event of a petroleum spill into navigable waters, substantial liabilities could be imposed upon us. States in which we operate have also enacted similar laws. Regulations are currently being developed under the Oil Pollution Act and state laws that may also impose additional regulatory burdens on our operations. Spill prevention control and countermeasure requirements of federal laws and some state laws require diking, booms and similar structures to help prevent contamination of navigable waters in the event of a petroleum overflow, rupture or leak. We are in substantial compliance with these laws. Additionally, the Office of Pipeline Safety of the U.S. Department of Transportation has approved our petroleum spill emergency response plans.

        The Federal Water Pollution Control Act of 1972 imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters. Permits must be obtained to discharge pollutants into federal and state waters. The Federal Water Pollution Control Act of 1972 imposes substantial potential liability for the costs of removal, remediation and damages. In addition, some states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. We believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition or results of operations.

Air Emissions

        Our operations are subject to the Federal Clean Air Act and comparable state and local statutes. Amendments to the Federal Clean Air Act enacted in late 1990 require most industrial operations in the U.S. to incur capital expenditures in order to meet air emission control standards developed by the Environmental Protection Agency and state environmental agencies. In addition, the 1990 Federal Clean Air Act Amendments include a new operating permit for major sources, which applies to some of our facilities. We will be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing air emission related issues. Although we can give no assurances, we believe implementation of the 1990 Federal Clean Air Act Amendments will not have a material adverse effect on our financial condition or results of operations.

Solid Waste

        We generate non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act and comparable state statutes. The Environmental Protection Agency is considering the adoption of stricter disposal standards for non-hazardous wastes, including crude oil and gas wastes. The Federal Resource Conservation and Recovery Act also governs the disposal of hazardous wastes. We are not currently required to comply with a substantial portion of the Federal Resource Conservation and Recovery Act requirements because our operations generate minimal quantities of hazardous wastes. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as "hazardous wastes." Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any changes in the regulations could result in additional maintenance capital expenditures or operating expenses.

Hazardous Substances

        The Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA, also known as Superfund, imposes liability, without regard to fault or the legality of the original act, on some classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site and entities that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the Environmental Protection Agency and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we may generate waste that falls within CERCLA's definition of a "hazardous substance." While we may responsibly manage hazardous substances that we control, the intervening acts of third parties may expose us to joint and several liability under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been disposed of or released into the environment.

        We currently own or lease, and have in the past owned or leased, properties where hydrocarbons are being or have been handled. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, the Federal Resource Conservation and Recovery Act and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination. As of December 31, 2001, we have not incurred any environmental liabilities which were not covered by Valero Energy's environmental indemnification.

OSHA

        We are subject to the requirements of the Federal Occupational Safety and Health Act and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the Federal Occupational Safety and Health Act hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with the Federal Occupational Safety and Health Act requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.

Endangered Species Act

        The Endangered Species Act restricts activities that may affect endangered species or their habitats. While some of our facilities are in areas that may be designated as habitat for endangered species, we believe that we are in substantial compliance with the Endangered Species Act. However, the discovery of previously unidentified endangered species could cause us to incur additional costs or operational restrictions or bans in the affected area.

Hazardous Materials Transportation Requirements

        The Department of Transportation regulations affecting pipeline safety require pipeline operators to implement measures designed to reduce the environmental impact of crude oil discharge from onshore crude oil pipelines. These regulations require operators to maintain comprehensive spill response plans, including extensive spill response training for pipeline personnel. In addition, the Department of Transportation regulations contain detailed specifications for pipeline operation and maintenance. We believe our operations are in substantial compliance with these regulations.

Environmental Remediation

        Contamination resulting from spills of crude oil and refined products is not unusual within the petroleum pipeline industry. Therefore, our operations are subject to environmental laws and regulations adopted by various federal, state and local governmental authorities in the jurisdictions in which we operate. Although we believe our operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent within the petroleum pipeline industry and there can be no assurance that significant costs and liabilities will not be incurred. Accordingly we have adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health and the handling, storage, use and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events.

        In connection with the initial public offering of Valero L.P. on April 16, 2001, Valero Energy agreed to indemnify us for environmental liabilities that arose prior to April 16, 2001 and are discovered within 10 years after April 16, 2001. Excluded from this indemnification are costs that arise from changes in environmental law after April 16, 2001. In addition, as an operator or owner of the assets, we could be held liable for pre-April 16, 2001 environmental damage should Valero Energy be unable to fulfill its obligation. However, we believe that such a situation is remote given Valero Energy's financial condition.

        As of December 31, 2001, we have not incurred any environmental liabilities which were not covered by the environmental indemnification.

Title to Properties

        Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of the property and in some instances these rights-of-way are revocable at the election of the grantor. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the rights-of-way grants. In some cases, not all of the apparent record owners have joined in the rights-of-way grants, but in substantially all of these cases, signatures of the owners of majority interests have been obtained. We have obtained permits from public authorities to cross over or under, or to lay pipelines in or along watercourses, county roads, municipal streets and state highways, and in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor's election. In some cases, property for pipeline purposes was purchased in fee. All of the pump stations are located on property owned in fee or property under long-term leases. In some states and under some circumstances, we have the right of eminent domain to acquire rights-of-way and lands necessary for our common carrier pipelines.

        Some of the leases, easements, rights-of-way, permits and licenses transferred to Valero Logistics Operations effective July 1, 2000, required the consent of the grantor to transfer these rights, which in some instances is a governmental entity. The general partner believes that it has obtained sufficient third-party consents, permits and authorizations for the transfer of the assets necessary for us to operate our business in all material respects as described in this document. With respect to any consents, permits or authorizations that have not been obtained, the general partner believes that these consents, permits or authorizations will be obtained within a reasonable period, or that the failure to obtain these consents, permits or authorizations will have no material adverse effect on the operation of our business.

        Our general partner believes that we have satisfactory title to all of our assets. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens and minor easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition by our predecessor or us, our general partner believes that none of these burdens will materially detract from the value of these properties or from our interest in these properties or will materially interfere with their use in the operation of our business.

Employees

        Valero L.P. does not have any employees, officers or directors. Riverwalk Logistics, L.P., the general partner, is responsible for the management of Valero L.P. and Valero Logistics Operations. Valero GP, LLC, the general partner of Riverwalk Logistics, L.P., is responsible for managing the affairs of Riverwalk Logistics, L.P., and through it, the affairs of Valero L.P. and Valero Logistics Operations. As of December 31, 2001, Valero Energy employs approximately 160 employees to carry out our operations. Valero L.P. also receives administrative services from other Valero Energy employees under the Services Agreement. The vast majority of Valero Energy's employees are not represented by a union. There are employees that support Valero Energy's crude oil gathering systems who are represented by unions. These employees primarily support the crude oil gathering operations, but on some occasions support crude oil trunkline operations associated with Valero Logistics Operations.

Item 3. Legal Proceedings

        No material litigation has been filed or is pending against Valero L.P. or Valero Logistics Operations as of December 31, 2001. We are a party to various legal actions that have arisen in the ordinary course of our business. We do not believe that the resolution of these matters will, in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the unitholders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Units and Related Unitholder Matters

        Our common units are listed and traded on the New York Stock Exchange under the symbol "VLI." From our initial public offering on April 16, 2001 through December 31, 2001, our common units were listed and traded on the New York Stock Exchange under the symbol "UDL." At the close of business on February 28, 2002, we had 52 holders of record of our common units. The high and low closing sales price ranges (composite transactions) by quarter for 2001 since our initial public offering were as follows:

	Price Range of Common Unit
Year 2001
	High	Low
4th Quarter	$40.40	$33.10
3rd Quarter	35.60	30.00
2nd Quarter	31.95	27.66

        The quarterly cash distributions applicable to 2001 were as follows:

Year 2001	Record Date	Payment Date	Amount Per Unit
4th Quarter	February 1, 2002	February 14, 2002	$0.60
3rd Quarter	November 1, 2001	November 14, 2001	0.60
2nd Quarter	August 1, 2001	August 14, 2001	0.50

        We have also issued subordinated units, all of which are held by UDS Logistics, LLC, an affiliate of our general partner, for which there is no established public trading market. Such issuance of subordinated units was exempt from registration with the Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933. During the subordination period, the holders of our common units are entitled to receive each quarter a minimum quarterly distribution of $0.60 per unit ($2.40 annualized) prior to any distribution of available cash to holders of our subordinated units. The subordination period is defined generally as the period that will end on the first day of any quarter beginning after December 31, 2005 if (1) we have distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four-quarter periods and (2) our adjusted operating surplus, as defined in our partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable us to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2% general partner interest during those periods.

        In addition, all of the subordinated units may convert to common units on a one-for-one basis on the first day following the record date for distributions for the quarter ending December 31, 2005, if we meet the tests set forth in our partnership agreement. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units.

        During the subordination period, our cash is distributed first 98% to the holders of common units and 2% to our general partner until there has been distributed to the holders of common units an amount equal to the minimum quarterly distribution and arrearages in the payment of the minimum quarterly distribution on the common units for any prior quarter. Any additional cash is distributed 98% to the holders of subordinated units and 2% to our general partner until there has been distributed to the holders of subordinated units an amount equal to the minimum quarterly distribution.

        Our general partner, Riverwalk Logistics, L.P., is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Unit	Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66 up to $0.90	75%	25%
Above $0.90	50%	50%

Use of Initial Public Offering Proceeds

        On April 16, 2001, we issued 4,424,322 common units and 9,599,322 subordinated units to an affiliate of our general partner. Also on April 16, 2001, the closing date of the initial public offering, we sold 5,175,000 common units to the public at a price of $24.50 per unit or $126,787,000. Net proceeds from the sale of common units were $111,912,000. In addition, concurrent with the closing of the initial public offering, we borrowed $20,506,000 under our revolving credit facility and incurred $436,000 of debt issuance costs. We used the proceeds from the equity offering and bank borrowings to repay $107,676,000 of debt due to affiliates of our general partner and $20,517,000 to reimburse affiliates of our general partner for previously incurred capital expenditures.

Item 6. Selected Financial Data

Organization

        The following tables set forth selected financial data and operating data of Valero L.P. (formerly Shamrock Logistics, L.P.) and its subsidiary, Valero Logistics Operations, L.P. (formerly Shamrock Logistics Operations, L.P.) as of December 31, 2001 and 2000 and for the year ended December 31, 2001 and the six months ended December 31, 2000 (collectively referred to as the successor to the Ultramar Diamond Shamrock Logistics Business).

        The selected financial data and operating data as of and for the years ended December 31, 1999, 1998 and 1997 and for the six months ended June 30, 2000 was derived from the audited financial statements of the Ultramar Diamond Shamrock Logistics Business (predecessor).

        Prior to July 1, 2000, the pipeline, terminalling and storage assets and operations included in the consolidated and combined financial statements in Item 8. Financial Statements and Supplementary Data were referred to as the Ultramar Diamond Shamrock Logistics Business as if it had existed as a single separate entity from UDS. UDS formed Valero Logistics Operations to assume ownership of and to operate the assets of the Ultramar Diamond Shamrock Logistics Business. Effective July 1, 2000, UDS transferred the pipelines, terminalling and storage assets and certain liabilities of the Ultramar Diamond Shamrock Logistics Business to Valero Logistics Operations. This transfer represented a reorganization of entities under common control and was recorded at historical cost.

        Effective April 16, 2001, the closing date of Valero L.P.'s initial public offering, the ownership interests of Valero Logistics Operations held by various subsidiaries of UDS were transferred to Valero L.P. in exchange for ownership interests (common and subordinated units) in Valero L.P. This transfer also represented a reorganization of entities under common control and was recorded at historical cost.

Tariff Rate and Terminalling Revenue Changes

        The financial data included in the tables below have been prepared utilizing the actual pipeline tariff rates and terminalling fees in effect during the periods presented. Effective January 1, 2000, the Ultramar Diamond Shamrock Logistics Business filed revised tariff rates on many of its crude oil and refined product pipelines to reflect the total cost of the pipeline, the current throughput capacity, the current throughput utilization and other market conditions. The tariff rates in effect before January 1, 2000 were based on initial pipeline cost and were not revised upon subsequent expansions or increases or decreases in throughput levels. The revised tariff rates resulted in lower tariff revenues. Prior to 1999, the Ultramar Diamond Shamrock Logistics Business did not charge a separate terminalling fee for terminalling services at its refined product terminals. These costs were charged back to the related refinery. Beginning January 1, 1999, the Ultramar Diamond Shamrock Logistics Business began charging a separate terminalling fee at its refined product terminals.

        The financial statements in Item 8. Financial Statements and Supplementary Data and the selected financial data in the tables below do not reflect the revised tariff rates prior to January 1, 2000 and do not reflect the establishment of terminalling fees prior to January 1, 1999.

	Successor		Predecessor
		Six Months Ended December 31, 2000	Six Months Ended June 30, 2000	Years Ended December 31,
	Year Ended December 31, 2001
				1999	1998	1997
	(in thousands, except per unit data and barrel/day information)
Statement of Income Data:
Revenues(1)	$98,827	$47,550	$44,503	$109,773	$97,883	$84,881

Costs and expenses:
Operating expenses	29,997	14,419	15,458	24,248	28,027	24,042
General and administrative expenses	5,349	2,549	2,590	4,698	4,552	4,761
Depreciation and amortization	13,390	5,924	6,336	12,318	12,451	11,328
Taxes other than income	3,586	1,174	2,454	4,765	4,152	4,235

Total costs and expenses	52,322	24,066	26,838	46,029	49,182	44,366
Gain on sale of property, plant and equipment(2)	—	—	—	2,478	7,005	—

Operating income	46,505	23,484	17,665	66,222	55,706	40,515
Interest expense, net	(3,811)	(4,748)	(433)	(777)	(796)	(158)
Equity income from Skelly-Belvieu	3,179	1,951	1,926	3,874	3,896	3,025

Income before income taxes	45,873	20,687	19,158	69,319	58,806	43,382
Benefit (provision) for income taxes(3)	—	—	30,812	(26,521)	(22,517)	(16,559)

Net income	$45,873	$20,687	$49,970	$42,798	$36,289	$26,823

Basic and diluted net income per unit (4)	$1.82

Cash distributions per unit	$1.70

Other Financial Data:
Adjusted EBITDA(5)	$62,769	$31,760	$27,223	$80,678	$65,399	$57,499
Distributions from Skelly-Belvieu	2,874	2,352	2,306	4,238	3,692	4,009
Net cash provided by (used in) operating activities	74,258	(81)	18,321	49,976	44,950	44,731
Net cash provided by (used in) investing activities	(15,052)	215	(2,579)	6,865	18,395	(52,141)
Net cash provided by (used in) financing activities	(51,414)	(133)	(15,742)	(56,841)	(63,345)	7,410
Maintenance capital expenditures	2,786	619	1,699	2,060	2,345	633
Expansion capital expenditures	15,140	1,518	3,186	7,313	9,952	12,359
Total capital expenditures	17,926	2,137	4,885	9,373	12,297	12,992
Operating Data (barrels/day):
Crude oil pipeline throughput	303,811	295,524	294,037	280,041	265,243	282,736
Refined product pipeline throughput	308,047	306,877	312,759	297,397	268,064	257,183
Refined product terminal throughput	189,172	162,904	168,433	161,340	144,093	136,454

	Successor December 31,		Predecessor December 31,
	2001	2000	1999	1998	1997
	(in thousands)		(in thousands)
Balance Sheet Data:
Property, plant and equipment, net	$284,852	$280,017	$284,954	$297,121	$319,169
Total assets	323,386	329,484	308,214	321,002	346,082
Long-term debt, including current portion and debt due to parent	26,122	118,360	11,102	11,455	11,738
Partners' equity/net parent investment	291,535	204,838	254,807	268,497	295,403

(1)
If the revised tariff rates and the terminalling fee had been implemented effective January 1, 1997, revenues would have been as follows for the years presented. The revised tariff rates and terminalling fee were in effect throughout the years ended December 31, 2001 and 2000. The amounts in the table below are unaudited and are in thousands.

	Predecessor Year Ended December 31,
	1999	1998	1997
Revenues—historical	$109,773	$97,883	$84,881

Decrease in tariff revenues	(21,892)	(17,067)	(16,197)
Increase in terminalling revenues	—	1,649	1,778

Net decrease	(21,892)	(15,418)	(14,419)

Revenues—as adjusted	$87,881	$82,465	$70,462

(2)
In March 1998, the Ultramar Diamond Shamrock Logistics Business (predecessor) recognized a gain on the sale of a 25% interest in the McKee to El Paso refined product pipeline and the El Paso refined product terminal to Phillips Petroleum Company. In August 1999, the Ultramar Diamond Shamrock Logistics Business (predecessor) recognized a gain on the sale of an additional 8.33% interest in the McKee to El Paso refined product pipeline and terminal to Phillips Petroleum Company.

(3)
Effective July 1, 2000, UDS transferred most of its Mid-Continent pipeline, terminalling and storage assets and certain related liabilities of the Ultramar Diamond Shamrock Logistics Business (predecessor) to Valero Logistics Operations (successor). As a limited partnership, Valero Logistics Operations is not subject to federal or state income taxes. Due to this change in tax status, the deferred income tax liability of $38,217,000 as of June 30, 2000 was written off in the statement of income of the Ultramar Diamond Shamrock Logistics Business (predecessor) for the six months ended June 30, 2000. The resulting net benefit for income taxes of $30,812,000 for the six months ended June 30, 2000, includes the write-off of the deferred income tax liability less the provision for income taxes of $7,405,000 for the six months ended June 30, 2000. The income tax provisions for periods prior to July 1, 2000 were based upon the effective income tax rate for the Ultramar Diamond Shamrock Logistics Business of 38%. The effective income tax rate exceeds the U.S. federal statutory income tax rate due to state income taxes.

(4)
Net income applicable to the limited partners, after deduction of the general partner's 2% allocation, for the period from April 16, 2001 to December 31, 2001, was $35,032,000 and net income applicable to the general partner was $715,000. Net income per unit is computed by first allocating net income to each class of unitholder, after deduction of the general partner's 2% interest. Basic and diluted net income per unit is the same. Net income per unit for the periods prior to April 16, 2001 is not shown as units had not been issued.

(5)
Adjusted EBITDA is defined as operating income, plus depreciation and amortization, less gain on sale of property, plant and equipment, plus distributions from Skelly-Belvieu Pipeline Company, of which Valero Logistics Operations owns 50%, and excluding the impact of volumetric expansions, contractions and measurement discrepancies in the pipelines. Beginning July 1, 2000, the impact of volumetric expansions, contractions and measurement discrepancies in the pipelines has been borne by the shippers in our pipelines and is therefore not reflected in operating income subsequent to July 1, 2000. The effect of volumetric expansions, contractions and measurement discrepancies in the pipelines was a net reduction to income before income taxes of $916,000, $378,000, $555,000 and $1,647,000 for the six months ended June 30, 2000 and for the years ended December 31, 1999, 1998 and 1997, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Current Organization

        Valero L.P. owns and operates most of the crude oil and refined product pipeline, terminalling and storage assets located in Texas, Oklahoma, New Mexico and Colorado that support Valero Energy's McKee, Three Rivers and Ardmore refineries located in Texas and Oklahoma.

        Valero Energy's refining operations include various logistics assets (pipelines, terminals, marine dock facilities, bulk storage facilities, refinery delivery racks, rail car loading equipment and shipping and trucking operations) that support the refining and retail operations. A portion of the logistics assets consists of crude oil and refined product pipelines, refined product terminals and crude oil storage facilities located in Texas, Oklahoma, New Mexico and Colorado that support the McKee, Three Rivers and Ardmore refineries located in Texas and Oklahoma. These pipeline, terminalling and storage assets transport crude oil and other feedstocks to the refineries and transport refined products from the refineries to terminals for further distribution. Valero Energy markets the refined products produced by these refineries primarily in Texas, Oklahoma, Colorado, New Mexico and Arizona through a network of approximately 2,700 company-operated and dealer-operated convenience stores, as well as through other wholesale and spot market sales and exchange agreements.

        Valero Energy is one of the largest independent refining and marketing companies in the United States. Subsequent to the acquisition of UDS by Valero Energy, Valero Energy owns and operates twelve refineries in Texas (5), California (2), Louisiana, Oklahoma, Colorado, New Jersey and Quebec, Canada with a combined throughput capacity of approximately 1,900,000 barrels per day. Valero Energy produces premium, environmentally clean products such as reformulated gasoline, low-sulfur diesel and oxygenates and gasoline meeting specifications of the California Air Resources Board (CARB). Valero Energy also produces conventional gasoline, distillates, jet fuel, asphalt and petrochemicals. Valero Energy markets its refined products through a network of approximately 4,800 company-operated and dealer-operated convenience stores, 86 cardlock stations, as well as through other wholesale and spot market sales and exchange agreements. In the northeast United States and in eastern Canada, Valero Energy sells, on a retail basis, home heating oil to approximately 250,000 households.

Acquisition of UDS by Valero Energy

        On May 7, 2001, UDS announced that it had entered into an Agreement and Plan of Merger (the acquisition agreement) with Valero Energy whereby UDS agreed to be acquired by Valero Energy for total consideration of approximately $4.3 billion. In September 2001, the board of directors and shareholders of both UDS and Valero Energy approved the acquisition and, on December 31, 2001, Valero Energy completed its purchase acquisition of UDS. Under the acquisition agreement, UDS shareholders received, for each share of UDS common stock they held, at their election, cash, Valero Energy common stock or a combination of cash and Valero Energy common stock, having a value equal to the sum of $27.50 plus 0.614 shares of Valero Energy common stock valued at $35.78 per share (based on the average closing Valero Energy common stock price over a ten trading-day period ending three days prior to December 31, 2001).

        UDS was an independent refiner and retailer of refined products and convenience store merchandise in the central, southwest and northeast regions of the United States and eastern Canada. UDS owned and operated seven refineries located in Texas (2), California (2), Oklahoma, Colorado and Quebec, Canada and marketed its products through a network of approximately 4,500 convenience stores and 86 cardlock stations. In the northeast United States and in eastern Canada, UDS sold, on a retail basis, home heating oil to approximately 250,000 households.

        Shamrock Logistics, L.P. (Shamrock Logistics) and Shamrock Logistics Operations, L.P. (Shamrock Logistics Operations) were both subsidiaries of UDS. On December 31, 2001, upon Valero Energy's acquisition of UDS, Valero Energy assumed ownership of Shamrock Logistics and Shamrock Logistics Operations. Effective January 1, 2002, Shamrock Logistics was renamed Valero L.P. and its trading symbol on the NYSE was changed from "UDL" to "VLI." Also, effective January 1, 2002, Shamrock Logistics Operations was renamed Valero Logistics Operations, L.P.

        Prior to the acquisition, Valero Energy owned and operated six refineries in Texas (3), Louisiana, New Jersey and California with a combined throughput capacity of more than 1,100,000 barrels per day. Valero Energy marketed its gasoline, diesel fuel and other refined products in 34 states through a bulk and rack marketing network and, in California, through approximately 350 retail locations. Upon completion of the acquisition, Valero Energy became the ultimate parent of Riverwalk Logistics, L.P., our general partner. In addition, Valero Energy became the obligor under the various agreements UDS had with us, including the Services Agreement, the Pipelines and Terminals Usage Agreement and the environmental indemnification.

Reorganizations and Initial Public Offering

        Prior to July 1, 2000, the pipeline, terminalling and storage assets and operations included discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations were referred to as the Ultramar Diamond Shamrock Logistics Business as if it had existed as a single separate entity from UDS. UDS formed Valero Logistics Operations to assume ownership of and to operate the assets of the Ultramar Diamond Shamrock Logistics Business. Effective July 1, 2000, UDS transferred the crude oil and refined product pipelines, terminalling and storage assets and certain liabilities of the Ultramar Diamond Shamrock Logistics Business (predecessor) to Valero Logistics Operations (successor). The transfer of assets and certain liabilities to Valero Logistics Operations represented a reorganization of entities under common control and was recorded at historical cost.

        Effective with the closing of an initial public offering of common units of Valero L.P. on April 16, 2001, the ownership of Valero Logistics Operations held by various subsidiaries of Valero Energy was transferred to Valero L.P. in exchange for ownership interests (common and subordinated units) in Valero L.P. This transfer also represented a reorganization of entities under common control and was recorded at historical cost.

        The following discussion is based on the operating results of the consolidated and combined financial statements of Valero L.P., Valero Logistics Operations and the Ultramar Diamond Shamrock Logistics Business as follows:

  •
  consolidated financial statements of Valero L.P. and Valero Logistics Operations (successor) as of December 31, 2001 and for the period from April 16, 2001 to December 31, 2001;

  •
  combined financial statements of Valero L.P. and Valero Logistics Operations (successor) as of December 31, 2000 and for the period from July 1, 2000 to December 31, 2000 and the period from January 1, 2001 to April 15, 2001; and

  •
  combined financial statements of Valero L.P., Valero Logistics Operations and the Ultramar Diamond Shamrock Logistics Business (predecessor) for the six months ended June 30, 2000 and for the year ended December 31, 1999.

        This consolidated and combined financial statement presentation more clearly reflects our financial position and results of operations as a result of the recent reorganizations of entities under common control.

Seasonality

        The operating results of Valero L.P. are affected by factors affecting the business of Valero Energy, including refinery utilization rates, crude oil prices, the demand for and prices of refined products and industry refining capacity.

        The throughput of crude oil we transport is directly affected by the level of, and refiner demand for, crude oil in markets served directly by our crude oil pipelines. Crude oil inventories tend to increase due to over production of crude oil by producing companies and countries and planned maintenance turnaround activity by refiners. As crude oil inventories increase, the market price for crude oil declines, along with the market prices for refined products. To bring crude oil inventories back in line with demand, refiners reduce production levels, which also has the effect of increasing crude oil market prices.

        The throughput of the refined products we transport is directly affected by the level of, and user demand for, refined products in the markets served directly or indirectly by our pipelines. Demand for gasoline in most markets peaks during the summer driving season, which extends from April to September, and declines during the fall and winter months. Demand for gasoline in the Arizona market, however, generally is higher in the winter months than summer months due to greater tourist activity and second home usage in the winter months. Historically, we have not experienced significant fluctuations in throughput due to the stable demand for refined products and the growing population base in the southwestern and Rocky Mountain regions of the United States.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        The results of operations for the year ended December 31, 2001 presented in the following table are derived from the consolidated statement of income for Valero L.P. and Valero Logistics Operations, L.P. for the period from April 16, 2001 to December 31, 2001 and the combined statement of income for Valero L.P. and Valero Logistics Operations for the period from January 1, 2001 to April 15, 2001, which in this discussion are combined and referred to as the year ended December 31, 2001. The results of operations for the year ended December 31, 2000 presented in the following table is derived from the statement of income of the Ultramar Diamond Shamrock Logistics Business for the six months ended June 30, 2000 and the combined statement of income of Valero L.P. and Valero Logistics Operations for the six months ended December 31, 2000, which in this discussion are combined and referred to as the year ended December 31, 2000.

Financial Data:

	Years Ended December 31,
	2001	2000
	(in thousands)
Statements of Income Data:
Revenues	$98,827	$92,053

Costs and expenses:
Operating expenses	29,997	29,877
General and administrative expenses	5,349	5,139
Depreciation and amortization	13,390	12,260
Taxes other than income taxes	3,586	3,628

Total costs and expenses	52,322	50,904

Operating income	46,505	41,149
Interest expense, net	(3,811)	(5,181)
Equity income from Skelly-Belvieu	3,179	3,877

Income before income taxes	$45,873	$39,845

Operating Data:

        The following table reflects throughput barrels for our crude oil and refined product pipelines and the total throughput for all of our refined product terminals for the years ended December 31, 2001 and 2000. The throughput barrels for the year ended December 31, 2000 combine the barrels transported by the Ultramar Diamond Shamrock Logistics Business for the six months ended June 30, 2000 with the barrels transported by Valero L.P. for the six months ended December 31, 2000.

	Years Ended December 31,
			% Change
	2001	2000
	(in thousands of barrels)
Crude oil pipeline throughput:
Dixon to McKee	20,403	22,736	(10)%
Wasson to Ardmore (both pipelines)	29,612	28,003	6%
Ringgold to Wasson	13,788	10,724	29%
Corpus Christi to Three Rivers	28,689	31,271	(8)%
Other crude oil pipelines	18,399	15,157	21%

Total crude oil pipelines	110,891	107,891	3%

Refined product pipeline throughput:
McKee to Colorado Springs to Denver	8,838	8,982	(2)%
McKee to El Paso	24,285	22,277	9%
McKee to Amarillo (both pipelines) to Abernathy	13,747	13,219	4%
Amarillo to Albuquerque	4,613	4,714	(2)%
McKee to Denver	4,370	4,307	1%
Ardmore to Wynnewood	20,835	20,705	1%
Three Rivers to Laredo	4,479	5,886	(24)%
Three Rivers to San Antonio	10,175	9,761	4%
Other refined product pipelines	21,095	23,537	(10)%

Total refined product pipelines	112,437	113,388	(1)%

Refined product terminal throughput	64,522	60,629	6%

        Revenues for the year ended December 31, 2001 were $98,827,000 as compared to $92,053,000 for the year ended December 31, 2000, an increase of 7% or $6,774,000. This increase in revenues is due primarily to the following items:

  •
  revenues for the Ringgold to Wasson and the Wasson to Ardmore crude oil pipelines increased $1,400,000 due to a combined 12% increase in throughput barrels, resulting from UDS purchasing greater quantities of crude oil from third parties near Ringgold instead of gathering crude oil barrels near Wasson. In March 2001, UDS sold its Oklahoma crude oil gathering operation which was located near Wasson;

  •
  revenues for the Corpus Christi to Three Rivers crude oil pipeline increased $1,390,000 despite the 8% decrease in throughput barrels for the year ended December 31, 2001 as compared to 2000. The Corpus Christi to Three Rivers crude oil pipeline was temporarily converted into a refined product pipeline during the third quarter of 2001 due to the alkylation unit shutdown at UDS' Three Rivers refinery. The increase in revenues is primarily due to the increased tariff rate charged to transport refined products during the third quarter of 2001. In addition, effective May 2001, the crude oil tariff rate was increased to cover the additional costs (dockage and wharfage fees) associated with operating a marine crude oil storage facility in Corpus Christi;

  •
  revenues for the McKee to El Paso refined product pipeline increased $1,187,000 primarily due to a 9% increase in throughput barrels resulting from an increase in UDS' sales into the Arizona market. The McKee to El Paso refined product pipeline connects with a third party pipeline which runs to Arizona;

  •
  revenues for the Three Rivers to Laredo refined product pipeline decreased by $464,000 due to a 24% decrease in throughput barrels partially offset by an increase in the tariff rate effective July 1, 2001. The Laredo refined product terminal revenues also decreased by $290,000 due to the 24% decrease in throughput barrels. The lower throughput barrels are a result of Pemex's expansion of its Monterrey, Mexico refinery that increased the supply of refined products to Nuevo Laredo, Mexico, which is across the border from Laredo, Texas;

  •
  revenues for the Southlake refined product terminal, acquired on July 1, 2001, increased by $1,341,000 and throughput barrels increased by 4,601,000 for the year ended December 31, 2001; and

  •
  revenues for all refined product terminals, excluding the Southlake and Laredo refined product terminals, increased $1,343,000 primarily due to an increase in the terminalling fee charged at our marine-based refined product terminals to cover the additional costs (dockage and wharfage fees) associated with operating a marine refined product terminal and the additional fee of $0.042 per barrel charged for blending additives into certain refined products.

        Operating expenses increased $120,000 for the year ended December 31, 2001 as compared to the year ended December 31, 2000 primarily due to the following items:

  •
  during the year ended December 31, 2000, we recognized a loss of $916,000 due to the impact of volumetric expansions, contractions and measurement discrepancies in our pipelines related to the first six months of 2000. Beginning July 1, 2000, the impact of volumetric expansions, contractions and measurement discrepancies in the pipelines is borne by the shippers and is therefore no longer reflected in operating expenses;

  •
  utility expenses increased by $1,538,000, or 17%, due to higher electricity rates during the year ended December 31, 2001 as compared to the year ended December 31, 2000 resulting from higher natural gas costs;

  •
  the acquisition of the Southlake refined product terminal increased operating expenses by $308,000;

  •
  employee related expenses increased due to higher accruals for incentive compensation; and

  •
  other operating expenses decreased due to lower rental expenses for fleet vehicles, satellite communications and safety equipment as a result of more favorable leasing arrangements.

        General and administrative expenses increased 4% for the year ended December 31, 2001 as compared to 2000 due to increased general and administrative costs related to being a publicly held entity. Prior to July 1, 2000, UDS allocated approximately 5% of its general and administrative expenses incurred in the United States to its pipeline, terminalling and storage operations to cover costs of centralized corporate functions such as legal, accounting, treasury, engineering, information technology and other corporate services. Effective July 1, 2000, UDS entered into a Services Agreement with us to provide the general and administrative services noted above for an annual fee of $5,200,000, payable monthly. This annual fee is in addition to the incremental general and administrative costs incurred from third parties as a result of our being a publicly held entity. General and administrative expenses were as follows:

	Years Ended December 31,
	2001	2000
	(in thousands)
Services Agreement	$5,200	$2,600
Allocation of UDS general and administrative expenses for first six months of 2000	—	2,839
Third-party expenses	730	200
Reimbursement from partners on jointly-owned pipelines	(581)	(500)

	$5,349	$5,139

        Depreciation and amortization expense increased $1,130,000 for the year ended December 31, 2001 as compared to the year ended December 31, 2000 due to the additional depreciation related to the Southlake refined product terminal and Ringgold crude oil storage facility acquired during 2001 and additional depreciation related to the recently completed capital projects.

        Interest expense for the year ended December 31, 2001 was $3,811,000 as compared to $5,181,000 for 2000. During the period from January 1, 2001 to April 15, 2001, we incurred $2,513,000 of interest expense related to the $107,676,000 of debt due to parent that we assumed on July 1, 2000 and paid off on April 16, 2001. In addition, beginning April 16, 2001, Valero Logistics Operations borrowed $20,506,000 under the revolving credit facility resulting in $738,000 of interest expense for the eight and a half months ended December 31, 2001. Interest expense prior to July 1, 2000 relates only to the debt due to the Port of Corpus Christi Authority of Nueces County, Texas. Interest expense from July 1, 2000 through April 15, 2001 relates to the debt due to parent and the debt due to the Port of Corpus Christi Authority. Interest expense subsequent to April 16, 2001 relates to the borrowings under the revolving credit facility and the debt due to the Port of Corpus Christi Authority.

        Equity income from Skelly-Belvieu for the year ended December 31, 2001 decreased $698,000, or 18%, as compared to 2000 due primarily to a 13% decrease in throughput barrels in the Skellytown to Mont Belvieu refined product pipeline. The decreased throughput in 2001 is due to both UDS and Phillips Petroleum Company utilizing greater quantities of natural gas to run their refining operations instead of selling the natural gas to third parties in Mont Belvieu.

        Effective July 1, 2000, UDS transferred the assets and certain liabilities of the Ultramar Diamond Shamrock Logistics Business (predecessor) to Valero Logistics Operations (successor). As limited partnerships, Valero L.P. and Valero Logistics Operations are not subject to federal or state income taxes. Due to this change in tax status, the deferred income tax liability of $38,217,000 as of June 30, 2000 was written off in the statement of income of the Ultramar Diamond Shamrock Logistics Business

(predecessor) for the six months ended June 30, 2000. The resulting net benefit for income taxes of $30,812,000 for the six months ended June 30, 2000, includes the write-off of the deferred income tax liability less the provision for income taxes of $7,405,000 for the six months ended June 30, 2000. The income tax provision for the six months ended June 30, 2000 was based upon the effective income tax rate for the Ultramar Diamond Shamrock Logistics Business of 38%. The effective income tax rate exceeds the U.S. federal statutory income tax rate due to state income taxes.

        Income before income taxes for the year ended December 31, 2001 was $45,873,000 as compared to $39,845,000 for the year ended December 31, 2000. The increase of $6,028,000 is primarily due to the increase in revenues resulting from higher tariff rates and higher throughput barrels in our pipelines and terminals for 2001 as compared to 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

        The results of operations for the year ended December 31, 2000 presented in the following table are derived from the statement of income of the Ultramar Diamond Shamrock Logistics Business for the six months ended June 30, 2000 and the combined statement of income of Valero L.P. and Valero Logistics Operations for the six months ended December 31, 2000, which in this discussion are combined and referred to as the year ended December 31, 2000. The results of operations for the year ended December 31, 1999 presented in the following table is derived from the statement of income for the Ultramar Diamond Shamrock Logistics Business for the year ended December 31, 1999.

Financial Data:

		Predecessor
	Year Ended December 31, 2000	Year Ended December 31, 1999
	(in thousands)
Statement of Income Data:
Revenues	$92,053	$109,773

Costs and expenses:
Operating expenses	29,877	24,248
General and administrative expenses	5,139	4,698
Depreciation and amortization	12,260	12,318
Taxes other than income taxes	3,628	4,765

Total costs and expenses	50,904	46,029
Gain on sale of property, plant and equipment	—	2,478

Operating income	41,149	66,222
Interest expense, net	(5,181)	(777)
Equity income from Skelly-Belvieu	3,877	3,874

Income before income taxes	$39,845	$69,319

Operating Data:

        The following table reflects throughput barrels for our crude oil and refined product pipelines and the total throughput for all of our refined product terminals for the years ended December 31, 2000 and 1999. The throughput barrels for the year ended December 31, 2000 combine the barrels transported by the Ultramar Diamond Shamrock Logistics Business for the six months ended June 30, 2000 with the barrels transported by Valero, L.P. for the six months ended December 31, 2000.

		Predecessor
	Year Ended December 31, 2000	Year Ended December 31, 1999	% Change
	(in thousands of barrels)
Crude oil pipeline throughput:
Dixon to McKee	22,736	22,305	2%
Wasson to Ardmore (both pipelines)	28,003	26,339	6%
Ringgold to Wasson	10,724	10,982	(2)%
Corpus Christi to Three Rivers	31,271	29,417	6%
Other crude oil pipelines	15,157	13,172	15%

Total crude oil pipelines	107,891	102,215	6%

Refined product pipeline throughput:
McKee to Colorado Springs to Denver	8,982	9,064	(1)%
McKee to El Paso	22,277	19,767	13%
McKee to Amarillo (both pipelines) to Abernathy	13,219	14,995	(12)%
Amarillo to Albuquerque	4,714	4,584	3%
McKee to Denver	4,307	3,924	10%
Ardmore to Wynnewood	20,705	20,014	3%
Three Rivers to Laredo	5,886	5,381	9%
Three Rivers to San Antonio	9,761	10,154	(4)%
Other refined product pipelines	23,537	20,667	14%

Total refined product pipelines	113,388	108,550	4%

Refined product terminal throughput	60,629	58,889	3%

        Revenues for the year ended December 31, 2000 were $92,053,000 as compared to $109,773,000 for the year ended December 31, 1999, a decrease of 16% or $17,720,000. Effective January 1, 2000, we implemented revised tariff rates on many of our pipelines, which resulted in lower revenues being recognized in 2000 as compared to 1999. Adjusting the revenues for the year ended December 31, 1999 using the newly established tariff rates and the throughput barrels resulted in as adjusted revenues of $87,881,000. On a comparative basis, revenues increased $4,172,000 or 5%. The following discussion is based on a comparison of the as adjusted revenues for the year ended December 31, 1999 and the actual revenues for the year ended December 31, 2000:

  •
  revenues for the McKee to El Paso refined product pipeline increased $1,618,000 due to a 13% increase in throughput barrels, resulting from higher refined product demand in El Paso and the Arizona market and temporary refinery disruptions on the West Coast;

  •
  revenues increased $990,000 for the Corpus Christi to Three Rivers crude oil pipeline due to a 6% increase in throughput barrels. In 2000, UDS increased production at the Three Rivers refinery to meet the growing demand in south Texas;

  •
  revenues generated from the refined product terminals were $15,516,000 for the year ended December 31, 2000 as compared to $15,238,000 for the year ended December 31, 1999 due to a combined 3% increase in throughput at the various terminals;

  •
  revenues from the McKee to Denver refined product pipeline increased $266,000 in 2000 as compared to 1999 as throughput increased 10% due to increasing demand in Denver, Colorado;

  •
  revenues from the Three Rivers to Pettus (Corpus Christi segment) refined product pipeline increased $433,000 in 2000 as compared to 1999 as throughput increased 112% due to rising refined product demand in south Texas; and

  •
  revenues for the Three Rivers to Laredo refined product pipeline increased $260,000 for 2000 as compared to 1999 due to a 9% increase in throughput barrels, resulting from increased refined product demand in Laredo, Texas and its sister city of Nuevo Laredo, Mexico. Laredo, Texas is one of the fastest growing cities in the United States and UDS is the major supplier of refined products to this area of Texas.

        Operating expenses increased $5,629,000, or 23%, in 2000 from 1999 primarily due to the following items:

  •
  higher operating expenses of $538,000 resulting from a loss of $916,000 in 2000 as compared to a loss of $378,000 in 1999 due to the impact of volumetric expansions and contractions and discrepancies in the measurement of throughput. Effective July 1, 2000, the impact of these items is borne by the shippers in our pipelines and is therefore not reflected in operating expenses;

  •
  higher maintenance expenses of $1,747,000 primarily related to discretionary environmental expenditures on terminal operations;

  •
  utility expenses increasing $1,801,000 in 2000 as compared to 1999 as a result of higher throughput barrels in most pipelines and terminals and higher electricity rates in the fourth quarter of 2000 as a result of higher natural gas costs; and

  •
  higher salary and employee benefit expenses of $853,000 in 2000 as compared to 1999 due to increased benefit accruals and rising salary costs.

        Depreciation and amortization expense decreased $58,000 for the year ended December 31, 2000 as compared to the year ended December 31, 1999 due to the sale of an additional 8.33% interest in the McKee to El Paso refined product pipeline and terminal in August 1999. Partially offsetting the decrease was additional depreciation related to the recently completed capital projects, including the expansion of the McKee to Colorado Springs and the Amarillo to Albuquerque refined product pipelines.

        General and administrative expenses increased 9% in 2000 as compared to 1999 due to increased general and administrative costs at UDS while the net amount reimbursed by partners on jointly owned pipelines in 2000 remained comparable to 1999. General and administrative expenses were as follows:

	Years Ended December 31,
	2000	1999
	(in thousands)
Services Agreement	$2,600	$—
Allocation of UDS general and administrative expenses	2,839	5,201
Third-party expenses	200	—
Reimbursements from partners on jointly-owned pipelines	(500)	(503)

	$5,139	$4,698

        Interest expense of $5,181,000 for the year ended December 31, 2000 was higher than the $777,000 recognized during the year ended December 31, 1999 due to the additional interest expense recognized in the third and fourth quarters of 2000 related to the $107,676,000 of debt due to parent.

        Equity income from Skelly-Belvieu represents the 50% interest in the net income of Skelly-Belvieu Pipeline Company, which operates the Skellytown to Mont Belvieu refined product pipeline. Equity income from Skelly-Belvieu for the year ended December 31, 2000 was $3,877,000 as compared to $3,874,000 for the year ended December 31, 1999.

        Effective July 1, 2000, UDS transferred the assets and certain liabilities of the Ultramar Diamond Shamrock Logistics Business (predecessor) to Valero Logistics Operations (successor). As limited partnerships, Valero L.P. and Valero Logistics Operations are not subject to federal or state income taxes. Due to this change in tax status, the deferred income tax liability of $38,217,00 as of June 30, 2000 was written off in the statement of income of the Ultramar Diamond Shamrock Logistics Business for the six months ended June 30, 2000. The resulting net benefit for income taxes of $30,812,000 for the six months ended June 30, 2000, includes the write-off of the deferred income tax liability less the provision for income taxes of $7,405,000 for the first six months of 2000. The income tax provision for 1999 was based upon the effective income tax rate for the Ultramar Diamond Shamrock Logistics Business of 38.3%. The effective income tax rate exceeds the U.S. federal statutory income tax rate due to state income taxes.

        Income before income taxes for the year ended December 31, 2000 was $39,845,000 as compared to $69,319,000 for the year ended December 31, 1999. The decrease of $29,474,000, or 43%, is primarily due to the decreased tariff revenues as a result of the revised tariff rates that went into effect January 1, 2000, the impact of which was $21,892,000.

Outlook for First Quarter 2002 and Remainder of 2002

        Due to an unusual combination of circumstances in the first quarter of 2002, Valero Energy significantly reduced its production at most of its refineries, including the McKee, Ardmore and Three Rivers refineries, for economic reasons. The exceptionally mild winter experienced throughout the United States, the impact to the economy in general of the September 11th terrorist attacks and the OPEC crude oil production cuts, contributed to weak refinery margins in January and February 2002. In addition, many of Valero Energy's refineries were down for scheduled maintenance turnarounds during this time, including the Ardmore and Three Rivers refineries.

        As a result of Valero Energy's reduction in refinery production during January and February 2002, throughput in Valero L.P.'s pipelines and terminals is expected to be down 5% in the first quarter of 2002, versus fourth quarter of 2001 levels, excluding the throughput for the Wichita Falls crude oil pipeline effective February 1, 2002. Accordingly, we currently expect net income per unit for Valero L.P. to be in the range of $0.50 per unit for the first quarter of 2002. In March 2002, Valero Energy's production has returned to more normal seasonal levels and they currently do not anticipate significant economic based production cuts through December, 2002. For the remainder of 2002, we anticipate that throughput levels in our pipelines and terminals will increase from those seen during the first quarter of 2002 based on a projected improvement in supply and demand fundamentals for the refining and marketing industry.

        Based on the additional cash flow generated from the Wichita Falls acquisition completed on February 1, 2002 and the anticipated return to normal operating levels going forward, management intends to recommend to the board of directors an increase of $0.05 per unit in the quarterly cash distribution to $0.65 per unit for the first quarter of 2002.

Liquidity and Capital Resources

        Our primary cash requirements, in addition to normal operating expenses, are for capital expenditures (both maintenance and expansion), business and asset acquisitions, distributions to partners and debt service. We expect to fund our short-term needs for such items as maintenance capital expenditures and quarterly distributions to the partners from operating cash flows. Capital expenditures for long-term needs resulting from future expansion projects and acquisitions are expected to be funded by a variety of sources including cash flows from operating activities, borrowings under the revolving credit facility and the issuance of additional common units and other capital market transactions.

Financing

        On December 15, 2000, Valero Logistics Operations entered into a five year $120,000,000 revolving credit facility. Borrowings under the revolving credit facility bear interest at either an alternative base rate or the LIBOR rate at the option of Valero Logistics Operations. The revolving credit facility requires that Valero Logistics Operations maintain certain financial ratios and includes other restrictive covenants, including a prohibition on distributions by Valero Logistics Operations if any default, as defined in the revolving credit facility, exists or would result from the distribution. Management believes that Valero Logistics Operations is in compliance with all of these ratios and covenants.

        As of December 31, 2001, the outstanding balance of borrowings under the revolving credit facility was $16,000,000. On February 1, 2002, we borrowed $64,000,000 under the revolving credit facility to fund the acquisition of the Wichita Falls crude oil pipeline and storage facility from Valero Energy, resulting in an outstanding balance of $80,000,000 as of February 28, 2002.

Initial Public Offering

        On April 16, 2001, we completed our initial public offering of 5,175,000 common units at a price of $24.50 per unit. Total proceeds were $126,787,000 before offering costs and underwriters' commissions. In addition, we borrowed $20,506,000 under our revolving credit facility. A summary of the use of proceeds is as follows (in thousands):

Use of proceeds:
Underwriters' commissions	$8,875
Professional fees and other offering costs	6,000
Debt issuance costs	436
Repayment of debt due to parent	107,676
Reimbursement of capital expenditures	20,517

Total use of proceeds	$143,504

        The net proceeds of $3,789,000 were available for working capital and general corporate purposes.

Distributions

        Valero L.P.'s partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and general partner will receive. During the subordination period, the holders of our common units are entitled to receive each quarter a minimum quarterly distribution of $0.60 per unit ($2.40 annualized) prior to any distribution of available cash to holders of our subordinated units. The subordination period is defined generally as the period that will end on the first day of any quarter beginning after December 31, 2005 if (1) we have distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four-quarter periods and (2) our adjusted operating surplus, as defined in our partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable us to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2% general partner interest during those periods.

        In addition, all of the subordinated units may convert to common units on a one-for-one basis on the first day following the record date for distributions for the quarter ending December 31, 2005, if we meet the tests set forth in the partnership agreement. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units.

        For the period from April 16, 2001 to December 31, 2001, we paid cash distributions to unitholders totaling $21,571,000, which represents the required minimum quarterly distribution for that period. In addition, in February 2002, we paid a distribution of $0.60 per unit or $11,552,000 to unitholders representing the distribution of available cash generated in the fourth quarter of 2001. General partner cash distributions applicable to the period from April 16, 2001 to December 31, 2001, totaled $667,000, of which $236,000 related to cash generated in the fourth quarter of 2001.

Capital Requirements

        The petroleum pipeline industry is capital-intensive, requiring significant investments to upgrade or enhance existing operations and to meet environmental regulations. Our capital expenditures consist primarily of:

  •
  maintenance capital expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations; and

  •
  expansion capital expenditures, such as those to expand and upgrade pipeline capacity and to construct new pipelines, terminals and storage facilities to meet Valero Energy's needs. In addition, expansion capital expenditures will include acquisitions of pipelines, terminals or storage assets owned by Valero Energy or other parties.

        We expect to fund our capital expenditures from cash provided by operations and to the extent necessary, from proceeds of borrowings under the revolving credit facility and debt offerings.

        During the year ended December 31, 2001, we incurred maintenance capital expenditures of $2,786,000 primarily related to tank and automation upgrades at the refined product terminals and cathodic (corrosion) protection and automation upgrades for both refined product and crude oil pipelines. Also during the year ended December 31, 2001, we incurred expansion capital expenditures of $15,140,000 for various acquisitions and capital projects. Acquisitions included the July 2001 acquisition of the Southlake refined product terminal from Valero Energy for $5,600,000 and the December 2001 acquisition of the Ringgold crude oil storage facility from Valero Energy for $5,200,000. Capital projects included $1,813,000 for rights-of-way related to the expansion of the Amarillo to Albuquerque refined product pipeline, which is net of Phillips Petroleum Company's 50% share of such cost.

        Effective February 1, 2002, we exercised our option to purchase the Wichita Falls to McKee crude oil pipeline and storage facility from Valero Energy at a cost of $64,000,000.

        During the year ended December 31, 2000, we incurred $7,022,000 of capital expenditures, including $4,704,000 relating to expansion capital projects and $2,318,000 related to maintenance projects. Expansion capital projects included the project to expand the capacity of the McKee to Colorado Springs refined product pipeline from 32,000 barrels per day to 52,000 barrels per day, which was completed in the fourth quarter of 2000.

        During the year ended December 31, 1999, we incurred $9,373,000 of capital expenditures, including $5,392,000 relating to the expansion of the capacity of the McKee to Colorado Springs refined product pipeline from 32,000 barrels per day to 52,000 barrels per day, and $1,565,000 relating to the expansion of the total capacity of the McKee to El Paso refined product pipeline from 40,000 barrels per day to 60,000 barrels per day.

        Partially offsetting the cash outflows related to capital expenditures are cash inflows from our 50% interest in Skelly-Belvieu Pipeline Company, the distributions from which totaled $2,874,000, $4,658,000 and $4,238,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        We anticipate that we will continue to have adequate liquidity to fund future recurring operating, investing and financing activities. Our ability to complete future debt and equity offerings and the timing of any such offerings will depend upon various factors including prevailing market conditions, interest rates and our financial condition.

Related Party Transactions

Services Agreement

        Effective July 1, 2000, UDS entered into the Services Agreement with us, whereby UDS agreed to provide the corporate functions of legal, accounting, treasury, information technology and other services for an annual fee of $5,200,000 for a period of eight years. The $5,200,000 is adjustable annually based on the Consumer Price Index published by the U.S. Department of Labor, and may also be adjusted to take into account additional service levels necessitated by the acquisition or construction of additional assets. Management believes that the $5,200,000 is a reasonable approximation of the general and administrative costs related to our current pipeline, terminalling and storage operations. This annual fee is in addition to the incremental general and administrative costs incurred from third parties as a result of our being a publicly held entity.

        The Services Agreement also requires that we reimburse UDS for various recurring costs of employees who work exclusively within the pipeline, terminalling and storage operations and for certain other costs incurred by Valero Energy relating solely to us. These employee costs include salary, wages and benefit costs. Concurrent with the acquisition of UDS by Valero Energy, Valero Energy became the obligor under the Services Agreement.

        Prior to July 1, 2000, UDS allocated approximately 5% of its general and administrative expenses incurred in the United States to its pipeline, terminalling and storage operations to cover costs of centralized corporate functions and other corporate services. A portion of the allocated general and administrative costs is passed on to partners, which jointly own certain pipelines and terminals with us. Also, prior to July 1, 2000, the Ultramar Diamond Shamrock Logistics Business participated in UDS' centralized cash management program, wherein all cash receipts were remitted to UDS and all cash disbursements were funded by UDS. Other transactions include intercompany transportation, storage and terminalling revenues and related expenses, administrative and support expenses incurred by UDS and allocated to the Ultramar Diamond Shamrock Logistics Business and income taxes.

Pipelines and Terminals Usage Agreement

        On April 16, 2001, UDS entered into the Pipelines and Terminals Usage Agreement with us, whereby UDS agreed to use our pipelines to transport at least 75% of the crude oil shipped to and at least 75% of the refined products shipped from the McKee, Three Rivers and Ardmore refineries and to use our refined product terminals for terminalling services for at least 50% of all refined products shipped from these refineries until at least April, 2008. For the year ended December 31, 2001, UDS used our pipelines to transport 78% of its crude oil shipped to and 80% of the refined products shipped from the McKee, Three Rivers and Ardmore refineries, and used our terminalling services for

60% of all refined products shipped from these refineries. Valero Energy also assumed the obligation under the Pipelines and Terminals Usage Agreement in connection with the acquisition of UDS by Valero Energy.

Equity Ownership

        As of December 31, 2001, UDS Logistics, LLC, an indirect wholly owned subsidiary of Valero Energy, owns 4,424,322 of our outstanding common units and all 9,599,322 of our outstanding subordinated units. As a result, UDS Logistics, LLC owns 71.6% of our outstanding equity and Riverwalk Logistics, L.P. owns the 2% general partner interest.

Environmental

        Our operations are subject to environmental laws and regulations adopted by various federal, state and local governmental authorities in the jurisdictions in which we operate. Although we believe our operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline, terminalling and storage operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations, and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs and liabilities. Accordingly, we have adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health and the handling, storage, use and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. However, some risk of environmental or other damage is inherent in pipeline, terminalling and storage operations, as it is with other entities engaged in similar businesses.

        In connection with the transfer of assets and liabilities from the Ultramar Diamond Shamrock Logistics Business to Shamrock Logistics Operations on July 1, 2000, UDS agreed to indemnify Shamrock Logistics Operations for environmental liabilities that arose prior to July 1, 2000. In connection with the initial public offering of Valero L.P. on April 16, 2001, UDS agreed to indemnify Valero L.P. for environmental liabilities that arose prior to April 16, 2001 and are discovered within 10 years after April 16, 2001. Excluded from this indemnification are liabilities that result from a change in environmental law after April 16, 2001. In addition, as an operator or owner of the assets, we could be held liable for pre-April 16, 2001 environmental damage should Valero Energy be unable to fulfill its obligation. However, we believe that such a situation is remote given Valero Energy's financial condition.

        Environmental exposures are difficult to assess and estimate due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of our liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental laws and regulations may change in the future. Although environmental costs may have a significant impact on results of operations for any single period, we believe that such costs will not have a material adverse effect on our financial position. As of December 31, 2001, we have not incurred any environmental liabilities which were not covered by the environmental indemnification.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that effect the amounts reported in the consolidated and combined financial statements and accompanying notes. Actual results could differ from those estimates. See note 2 Summary of Significant Accounting Policies on page 51 for our significant accounting policies.

        On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates. Any affects to our financial position or results of operations resulting from revisions to estimates are recorded in the period in which the facts and circumstances that give rise to the revision become known. We deem the following estimates and accounting policies to be critical:

Tariff Rates

        Tariff rates which we charge for the transportation of crude oil and refined products in our pipelines are subject to extensive federal and/or state regulation. Reductions to the current tariff rates we charge could have a material adverse effect on our results of operations. Valero Energy has agreed not to challenge our tariff rates until at least April, 2008.

Depreciation

        Depreciation expense is calculated using the straight-line method over the estimated useful lives of our property, plant and equipment. Because of the expected long useful lives of our property, plant and equipment, we depreciate them over an 8-year to 40-year period. Changes in the estimated useful lives of our property, plant and equipment could have a material adverse affect on our results of operations.

Goodwill

        Goodwill is the excess of cost over the fair value of net assets acquired. Effective January 1, 2002, with the adoption of FASB Statement No. 142, "Goodwill and Other Intangible Assets," amortization of goodwill will cease and the unamortized balance will be tested annually for impairment. Management's estimates will be crucial to determining whether an impairment exists and, if so, the effect of such impairment. We believe that future reported net income may be more volatile because impairment losses related to goodwill are likely to occur irregularly and in varying amounts.

Environmental Liabilities

        Environmental laws and regulations adopted by various federal, state and local governmental authorities in the jurisdictions in which we operate impact our business. Although we believe our operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline, terminalling and storage operations, and there can be no assurance that significant costs and liabilities will not be incurred. Environmental remediation costs are expensed and the associated accrual established when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. In connection with the initial public offering of Valero L.P., Valero Energy agreed to indemnify us for environmental liabilities that arose prior to April 16, 2001 and are discovered within 10 years after April 16, 2001. Excluded from this indemnification are costs that arise from changes in environmental law after April 16, 2001. In addition, as an operator or owner of the assets, we could be held liable for pre-April 16, 2001 environmental damage should Valero Energy be unable to fulfill its obligation. However, we believe that such a situation is remote given Valero Energy's financial condition. As of December 31, 2001, we have not incurred any environmental liabilities which were not covered by the environmental indemnification.

Income Taxes

        Although we are a limited partnership and not subject to federal or state income taxes, the IRS could challenge positions we have taken for tax purposes and could treat us as a corporation. While we believe challenges to our positions should be rare, any changes to our tax structure could have a material adverse effect on our results of operations.

Relationship with Valero Energy

        Under the Services Agreement, we pay Valero Energy $5,200,000 per year for performing general and administrative services and reimburse it for other costs, including employee and third-party costs as well as costs incurred by reason of our being a public entity. The Service Agreement and other agreements with Valero Energy are described under Related Party Transactions on page 37. From time to time, we need to make judgments as to whether or not particular services are covered by the $5,200,000 annual fee. These service judgments are reviewed by our internal and independent auditors and reported to our audit committee at least quarterly.

New Accounting Pronouncements

FASB Statement No. 141

        In June 2001, the FASB issued Statement No. 141, "Business Combinations." Statement No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations within the scope of Statement No. 141 are to be accounted for using the purchase method. The provisions of Statement No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. We implemented Statement No. 141 on July 1, 2001; however, the acquisition of both the Southlake refined product terminal and the Ringgold crude oil storage facility have been accounted for at historical cost because they were acquired from our parent.

FASB Statement No. 142

        Also in June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of Statement No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The statement provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized but instead will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but such lives will not be limited to 40 years. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of Statement No. 142 are to be reported as resulting from a change in accounting principle. We have reviewed the requirements of Statement No. 142 and the impact of adoption effective January 1, 2002 will result in the cessation of goodwill amortization beginning January 1, 2002, which amortization approximates $300,000 annually. In addition, we believe that future reported net income may be more volatile because impairment losses related to goodwill are likely to occur irregularly and in varying amounts.

FASB Statement No. 143

        Also in June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for an obligation associated with the retirement of a tangible long-lived asset. An asset retirement obligation should be recognized in the financial statements in the period in which it meets the definition of a liability as defined in FASB Concepts Statement No. 6, "Elements of Financial Statements." The amount of the liability would initially be measured at fair value. Subsequent to initial measurement, an entity would recognize changes in the amount of the liability resulting from (a) the passage of time and (b) revisions to either the timing or amount of estimated cash flows. Statement No. 143 also establishes standards for accounting for the cost associated with an asset retirement obligation. It requires that, upon initial recognition of a liability for an asset retirement obligation, an entity capitalize that cost by recognizing an increase in the carrying amount of the related long-lived asset. The capitalized asset retirement cost would then be allocated to expense using a systematic and rational method. Statement No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. We are currently evaluating the impact of adopting this new statement.

FASB Statement No. 144

        In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains Statement No. 121's fundamental provisions for recognition and measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. This statement also supersedes APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. Statement No. 144 does not apply to goodwill or other intangible assets, the accounting and reporting of which is addressed in newly issued Statement No. 142, "Goodwill and Other Intangible Assets." The provisions of Statement No. 144 are effective for financial statements for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. We are currently evaluating the impact of adopting this new statement.

Certain Forward-Looking Statements

        This annual report on Form 10-K contains certain "forward-looking" statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and information relating to us that is based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar expressions, as they relate to us or management, identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations, including as a result of competitive factors such as competing pipelines, pricing pressures, changes in market conditions, reductions in production at the refineries that we supply with crude oil and whose refined products we transport, inability to acquire additional non-affiliated pipeline entities, reductions in space allocated to us in interconnecting third party pipelines, shifts in market demand, general economic conditions and other factors.

        Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Valero L.P. currently does not engage in interest rate, foreign currency exchange rate or commodity price hedging transactions.

        The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rate risk on our debt. We manage our debt considering various financing alternatives available in the market. Borrowings under our revolving credit facility do not give rise to significant interest rate risk because the interest rate on borrowings under the revolving credit facility float with market rates. Thus the carrying amount of outstanding borrowings under the revolving credit facility approximates fair value. Our remaining debt is fixed rate debt with an 8% interest rate. The estimated fair value of our fixed rate debt as of December 31, 2001 was $11,240,000 as compared to the carrying value of $10,122,000. The fair value was estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements. Because the total of this fixed rate debt is not material to our financial position or performance, there is currently minimal impact related to market interest rate risk.

Item 8. Financial Statements and Supplementary Data

        Report of Independent Public Accountants

To the Board of Directors and Unitholders of
Valero L.P.:

        We have audited the accompanying consolidated and combined balance sheets, respectively, of Valero L.P., formerly Shamrock Logistics, L.P. (a Delaware limited partnership) and Valero Logistics Operations, L.P., formerly Shamrock Logistics Operations, L.P. successor to the Ultramar Diamond Shamrock Logistics Business (a Delaware limited partnership) (collectively, the Partnerships) as of December 31, 2001 and 2000 (successor), and the related consolidated and combined, respectively, statements of income, cash flows, partners' equity/net parent investment for the year ended December 31, 2001 and the six months ended December 31, 2000 (successor) and the related combined statements of income, cash flows, partners' equity/net parent investment for the six months ended June 30, 2000 and the year ended December 31, 1999 (predecessor). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined, respectively, financial position of the Partnerships as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                      /s/ ARTHUR ANDERSEN LLP

San Antonio, Texas
March 5, 2002

VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
(formerly Shamrock Logistics, L.P. and Shamrock Logistics Operations, L.P.)
(successor to the Ultramar Diamond Shamrock Logistics Business)
CONSOLIDATED AND COMBINED BALANCE SHEETS
(in thousands)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$7,796	$4
Receivable from parent	6,292	22,348
Accounts receivable	2,855	2,386
Other current assets	—	3,528

Total current assets	16,943	28,266

Property, plant and equipment	406,241	388,537
Less accumulated depreciation and amortization	(121,389)	(108,520)

Property, plant and equipment, net	284,852	280,017
Goodwill, net	4,715	5,014
Investment in affiliate	16,492	16,187
Other noncurrent assets, net	384	—

Total assets	$323,386	$329,484

Liabilities and Partners' Equity
Current liabilities:
Current portion of long-term debt	$462	$608
Accounts payable and accrued liabilities	4,084	2,685
Taxes other than income taxes	1,643	3,601

Total current liabilities	6,189	6,894
Long-term debt, less current portion	25,660	10,076
Debt due to parent	—	107,676
Other long-term liabilities	2	—
Commitments and contingencies
Partners' equity:
Common Units (9,599,322 outstanding as of December 31, 2001)	169,305	—
Subordinated Units (9,599,322 outstanding as of December 31, 2001)	116,399	—
Limited partners' equity	—	202,790
General partner equity	5,831	2,048

Total partners' equity	291,535	204,838

Total liabilities and partners' equity	$323,386	$329,484

See accompanying notes to consolidated and combined financial statements.

VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
(formerly Shamrock Logistics, L.P. and Shamrock Logistics Operations, L.P.)
(successor to the Ultramar Diamond Shamrock Logistics Business)
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(in thousands, except unit and per unit data)

	Successor		Predecessor
	Year Ended December 31, 2001	Six Months Ended December 31, 2000	Six Months Ended June 30, 2000	Year Ended December 31, 1999
Revenues	$98,827	$47,550	$44,503	$109,773

Costs and expenses:
Operating expenses	29,997	14,419	15,458	24,248
General and administrative expenses	5,349	2,549	2,590	4,698
Depreciation and amortization	13,390	5,924	6,336	12,318
Taxes other than income taxes	3,586	1,174	2,454	4,765

Total costs and expenses	52,322	24,066	26,838	46,029
Gain on sale of property, plant and equipment	—	—	—	2,478

Operating income	46,505	23,484	17,665	66,222
Interest expense, net	(3,811)	(4,748)	(433)	(777)
Equity income from affiliate	3,179	1,951	1,926	3,874

Income before income taxes	45,873	20,687	19,158	69,319
Benefit (provision) for income taxes	—	—	30,812	(26,521)

Net income	$45,873	$20,687	$49,970	$42,798

Allocation of 2001 net income:
Net income applicable to the period January 1 to April 15, 2001	$10,126
Net income applicable to the period after April 15, 2001	35,747

Net income	$45,873

General partner interest in net income applicable to the period after April 15, 2001	$715

Limited partners' interest in net income applicable to the period after April 15, 2001	$35,032

Basic and diluted net income per unit applicable to the period after April 15, 2001	$1.82

Weighted average number of units outstanding for the period from April 16 to December 31, 2001	19,198,644

See accompanying notes to consolidated and combined financial statements.

VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
(formerly Shamrock Logistics, L.P. and Shamrock Logistics Operations, L.P.)
(successor to the Ultramar Diamond Shamrock Logistics Business)
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2001	Six Months Ended December 31, 2000	Six Months Ended June 30, 2000	Year Ended December 31, 1999
Cash Flows from Operating Activities:
Net income	$45,873	$20,687	$49,970	$42,798
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,390	5,924	6,336	12,318
Amortization of debt issuance costs	90	—	—	—
Equity income from affiliate	(3,179)	(1,951)	(1,926)	(3,874)
Gain on sale of property, plant and equipment	—	—	—	(2,478)
(Benefit) provision for deferred income taxes	—	—	(36,677)	3,622
Changes in operating assets and liabilities:
Decrease (increase) in receivable from parent	16,056	(22,347)	—	(1)
Decrease (increase) in accounts receivable	(469)	(1,676)	263	(42)
Decrease (increase) in other current assets	3,528	(3,528)	—	—
Increase (decrease) in accounts payable, accrued liabilities and taxes other than income taxes	(559)	2,810	492	(142)
Increase in other noncurrent assets	(474)	—	—	—
Increase (decrease) in other long-term liabilities	2	—	(137)	(2,225)

Net cash provided by (used in) operating activities	74,258	(81)	18,321	49,976

Cash Flows from Investing Activities:
Maintenance capital expenditures	(2,786)	(619)	(1,699)	(2,060)
Expansion capital expenditures	(15,140)	(1,518)	(3,186)	(7,313)
Distributions received from affiliate	2,874	2,352	2,306	4,238
Proceeds from sale of property, plant and equipment	—	—	—	12,000

Net cash (used in) provided by investing activities	(15,052)	215	(2,579)	6,865

Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	25,506	—	—	—
Repayment of long-term debt	(10,068)	(134)	(284)	(353)
Partners' contributions	—	1	—	1
Distributions to parent and affiliates	(29,000)	—	(15,458)	(56,489)
Net proceeds from sales of common units to the public	111,912	—	—	—
Distribution to affiliates of parent for reimbursement of capital expenditures	(20,517)	—	—	—
Repayment of debt due to parent	(107,676)	—	—	—
Payment of distributions to unitholders	(21,571)	—	—	—

Net cash used in financing activities	(51,414)	(133)	(15,742)	(56,841)

Net increase in cash and cash equivalents	7,792	1	—	—
Cash and cash equivalents as of the beginning of period	4	3	3	3

Cash and cash equivalents as of the end of period	$7,796	$4	$3	$3

See accompanying notes to consolidated and combined financial statements.

SHAMROCK LOGISTICS, L.P. AND SHAMROCK LOGISTICS OPERATIONS, L.P.
(successor to the Ultramar Diamond Shamrock Logistics Business)
COMBINED STATEMENTS OF PARTNERS' EQUITY/NET PARENT INVESTMENT
Six Months Ended December 31, 2000 and June 30, 2000 and the Year Ended December 31, 1999
(in thousands)

Balance as of January 1, 1999	$268,497
Net income	42,798
Net change in parent advances	(56,489)
Partners contributions	1

Balance as of December 31, 1999	254,807
Net income	49,970
Net change in parent advances	(15,458)
Formalization of the terms of debt due to parent	(107,676)

Balance as of June 30, 2000	181,643
Net income	20,687
Partners contributions	1
Environmental liabilities as of June 30, 2001 retained by Ultramar Diamond Shamrock Corporation	2,507

Balance as of December 31, 2000	$204,838

VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
(formerly Shamrock Logistics, L.P. and Shamrock Logistics Operations, L.P.)
(successor to the Ultramar Diamond Shamrock Logistics Business)
CONSOLIDATED AND COMBINED STATEMENT OF PARTNERS' EQUITY
Year Ended December 31, 2001
(in thousands)

	Limited Partners'
			General Partner	Total Partners' Equity
	Common	Subordinated
Combined balance as of January 1, 2001	$202,790	$—	$2,048	$204,838
Net income applicable to the period January 1 to April 15, 2001	10,025	—	101	10,126
Distributions to affiliates of Ultramar Diamond Shamrock Corporation of net income applicable to the period July 1, 2000 to April 15, 2001	(28,710)	—	(290)	(29,000)
Distribution to affiliates of Ultramar Diamond Shamrock Corporation for reimbursement of capital expenditures	(20,517)	—	—	(20,517)
Issuance of common and subordinated units for the contribution of Valero Logistics Operations' limited partner interest	(113,141)	109,453	3,688	—
Sale of common units to the public	111,912	—	—	111,912
Net income applicable to the period from April 16 to December 31, 2001	17,516	17,516	715	35,747
Cash distributions to unitholders	(10,570)	(10,570)	(431)	(21,571)

Consolidated balance as of December 31, 2001	$169,305	$116,399	$5,831	$291,535

See accompanying notes to consolidated and combined financial statements.

VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
(formerly Shamrock Logistics, L.P. and Shamrock Logistics Operations, L.P.)
(successor to the Ultramar Diamond Shamrock Logistics Business)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Year Ended December 31, 2001 and the Six Months Ended December 31, 2000 (successor) and
June 30, 2000 and the Year Ended December 31, 1999 (predecessor)

NOTE 1: Organization

        Valero L.P. (formerly Shamrock Logistics, L.P.), a Delaware limited partnership and majority-owned subsidiary of Valero Energy Corporation was formed to ultimately acquire Valero Logistics Operations, L.P. (formerly Shamrock Logistics Operations, L.P.)

        Valero Logistics Operations, L.P. (Valero Logistics Operations), a Delaware limited partnership and a subsidiary of Valero L.P., was formed to operate the crude oil and refined product pipeline, terminalling and storage assets of the Ultramar Diamond Shamrock Logistics Business.

        Valero L.P. owns and operates most of the crude oil and refined product pipeline, terminalling and storage assets located in Texas, Oklahoma, New Mexico and Colorado that support Valero Energy Corporation's (Valero Energy) McKee, Three Rivers and Ardmore refineries located in Texas and Oklahoma.

        Valero Energy is an independent refining and marketing company. Prior to the acquisition of Ultramar Diamond Shamrock Corporation (UDS) on December 31, 2001, Valero Energy owned and operated six refineries in Texas (3), California, Louisiana and New Jersey with a combined throughput capacity of more than 1,100,000 barrels per day. Valero Energy produces premium, environmentally clean products such as reformulated gasoline, low-sulfur diesel fuel and oxygenates and gasoline meeting specifications of the California Air Resources Board (CARB). Valero Energy also produces conventional gasoline, distillates, jet fuel, asphalt and petrochemicals and markets its products through an extensive wholesale bulk and rack marketing network, and through branded retail and other retail distributor locations.

        UDS was an independent refiner and retailer of refined products and convenience store merchandise in the central, southwest and northeast regions of the United States and eastern Canada. UDS owned and operated seven refineries located in Texas (2), California (2), Oklahoma, Colorado and Quebec, Canada and marketed its products through a network of approximately 4,500 convenience stores and 86 cardlock stations. In the northeast United States and in eastern Canada, UDS sold, on a retail basis, home heating oil to approximately 250,000 households.

        Valero Energy's refining operations include various logistics assets (pipelines, terminals, marine dock facilities, bulk storage facilities, refinery delivery racks, rail car loading equipment and shipping and trucking operations) that support the refining and retail operations. A portion of the logistics assets consists of crude oil and refined product pipelines, refined product terminals and crude oil storage facilities located in Texas, Oklahoma, New Mexico and Colorado that support the McKee, Three Rivers and Ardmore refineries located in Texas and Oklahoma. These pipeline, terminalling and storage assets transport crude oil and other feedstocks to the refineries and transport refined products from the refineries to terminals for further distribution. Valero Energy markets the refined products produced by these refineries primarily in Texas, Oklahoma, Colorado, New Mexico and Arizona through a network of approximately 2,700 company-operated and dealer-operated convenience stores, as well as through other wholesale and spot market sales and exchange agreements.

Acquisition of UDS by Valero Energy

        On May 7, 2001, UDS announced that it had entered into an Agreement and Plan of Merger (the acquisition agreement) with Valero Energy whereby UDS agreed to be acquired by Valero Energy for total consideration of approximately $4.3 billion. In September 2001, the board of directors and shareholders of both UDS and Valero Energy approved the acquisition and, on December 31, 2001, Valero Energy completed its acquisition of UDS. Under the acquisition agreement, UDS shareholders received, for each share of UDS common stock they held, at their election, cash, Valero Energy common stock or a combination of cash and Valero Energy common stock, having a value equal to the sum of $27.50 plus 0.614 shares of Valero Energy common stock valued at $35.78 per share (based on the average closing Valero Energy common stock price over a ten trading-day period ending three days prior to December 31, 2001).

        Shamrock Logistics, L.P. (Shamrock Logistics) and Shamrock Logistics Operations, L.P. (Shamrock Logistics Operations) were both subsidiaries of UDS. On December 31, 2001, upon Valero Energy's acquisition of UDS, Valero Energy assumed UDS' ownership of Shamrock Logistics and Shamrock Logistics Operations. Effective January 1, 2002, Shamrock Logistics was renamed Valero L.P. and its trading symbol on the NYSE was changed from "UDL" to "VLI." Also, effective January 1, 2002, Shamrock Logistics Operations was renamed Valero Logistics Operations, L.P.

        Valero Energy is the ultimate parent of Riverwalk Logistics, L.P., the general partner of both Valero L.P. and Valero Logistics Operations. In addition, Valero Energy became the obligor under the various agreements between UDS and us, including the Services Agreement, the Pipelines and Terminals Usage Agreement and the environmental indemnification.

        As used in these financial statements, the terms "we," "our," "us" or similar words or phrases may refer, depending on the context, to Valero L.P. or Valero Logistics Operations or both of them taken as a whole.

Reorganizations and Initial Public Offering

        Prior to July 1, 2000, the pipeline, terminalling and storage assets and operations included in these financial statements were referred to as the Ultramar Diamond Shamrock Logistics Business as if it had existed as a single separate entity from UDS. UDS formed Valero Logistics Operations to assume ownership of and to operate the assets of the Ultramar Diamond Shamrock Logistics Business. Effective July 1, 2000, UDS transferred the crude oil and refined product pipelines, terminalling and storage assets and certain liabilities of the Ultramar Diamond Shamrock Logistics Business (predecessor) to Valero Logistics Operations (successor). The transfer of assets and certain liabilities to Valero Logistics Operations represented a reorganization of entities under common control and was recorded at historical cost.

        Effective with the closing of an initial public offering of common units of Valero L.P. on April 16, 2001, the ownership of Valero Logistics Operations held by various subsidiaries of UDS was transferred to Valero L.P. in exchange for ownership interests (common and subordinated units) in Valero L.P. This transfer also represented a reorganization of entities under common control and was recorded at historical cost.

        The financial statements included in this Form 10-K represent the consolidated and combined financial statements of Valero L.P., Valero Logistics Operations and the Ultramar Diamond Shamrock Logistics Business as follows:

  •
  consolidated financial statements of Valero L.P. and Valero Logistics Operations (successor) as of December 31, 2001 and for the period from April 16, 2001 to December 31, 2001;

  •
  combined financial statements of Valero L.P. and Valero Logistics Operations (successor) as of December 31, 2000 and for the period from July 1, 2000 to December 31, 2000 and the period from January 1, 2001 to April 15, 2001; and

  •
  combined financial statements of Valero L.P., Valero Logistics Operations and the Ultramar Diamond Shamrock Logistics Business (predecessor) for the six months ended June 30, 2000 and for the year ended December 31, 1999.

        This consolidated and combined financial statement presentation more clearly reflects our financial position and results of operations as a result of the recent reorganizations of entities under common control.

Operations

        Our operations include interstate pipelines, which are subject to regulation by the Federal Energy Regulatory Commission (FERC) and intrastate pipelines, which are subject to regulation by either the Texas Railroad Commission, the Oklahoma Public Utility Commission or the Colorado Public Utility Commission, depending on the location of the pipeline. These regulations include rate regulations, which govern the tariff rates charged to pipeline customers for transportation through a pipeline. Tariff rates for each pipeline are required to be filed with the respective commission upon completion of a pipeline and when a tariff rate is being revised. In addition, the regulations include annual reporting requirements for each pipeline.

        The following is a listing of our principal assets and operations:

Crude Oil Pipelines

  Corpus Christi to Three Rivers

  Wasson to Ardmore (both pipelines)

  Ringgold to Wasson

  Dixon to McKee

  Wichita Falls to McKee

  Various other crude oil pipelines

Refined Product Pipelines

  McKee to El Paso

  McKee to Denver (operated by Phillips Pipeline Company)

  McKee to Colorado Springs to Denver

  McKee to Amarillo (both pipelines) to Abernathy

  Amarillo to Albuquerque

  Three Rivers to San Antonio

  Three Rivers to Laredo

  Ardmore to Wynnewood

  Various other refined product pipelines

Crude Oil Storage Facilities and Refined Product Terminals

  Corpus Christi crude oil storage facility

  Ringgold crude oil storage facility

  Wichita Falls crude oil storage facility

  Southlake refined product terminal

  El Paso refined product terminal

  Amarillo refined product terminal

  Denver refined product terminal

  Colorado Springs refined product terminal

  San Antonio refined product terminal

  Laredo refined product terminal

  Harlingen refined product terminal

  Various other crude oil storage facilities and refined product terminals

Investment in Affiliate — Skelly-Belvieu Pipeline Company, LLC

Formed in 1993, the Skelly-Belvieu Pipeline Company, LLC (Skelly-Belvieu) owns a natural gas liquids pipeline that begins in Skellytown, Texas and extends to Mont Belvieu, Texas near Houston. Skelly- Belvieu is owned 50% by Valero Logistics Operations and 50% by Phillips Pipeline Company.

Assets Retained by Valero Energy (formerly UDS)

UDS and its affiliates had retained certain pipeline, terminalling and storage assets as of July 1, 2000 because they were either (a) undergoing construction activities, (b) being evaluated for other developmental opportunities, or (c) inactive. We had the option to purchase the assets that were undergoing construction activities, which consisted of the Wichita Falls crude oil pipeline and storage facility, the Southlake refined product terminal and the Ringgold crude oil storage facility. The Southlake refined product terminal and the Ringgold crude oil storage facility were purchased by us in 2001 (see Note 4: Acquisitions). The Wichita Falls crude oil pipeline and storage facility was purchased by us in the first quarter of 2002 (see Note 20: Subsequent Events).

NOTE 2: Summary of Significant Accounting Policies

        Basis of Presentation:    These consolidated and combined financial statements include the accounts and operations of Valero L.P. and Valero Logistics Operations. All intercompany transactions have been eliminated. The investment in affiliate is accounted for under the equity method. The operations of certain of the crude oil and refined product pipelines and terminals that are jointly owned with other companies are proportionately consolidated in the accompanying financial statements.

        Use of Estimates:    The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to commitments, contingencies and environmental liabilities, based on currently available information. Changes in facts and circumstances may result in revised estimates.

        Cash and Cash Equivalents:    All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

        Property, Plant and Equipment:    Property, plant and equipment is stated at cost. Additions to property, plant and equipment, including maintenance and expansion capital expenditures and capitalized interest, are recorded at cost. Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the existing operating capacity of existing assets and extend their useful lives. Expansion capital expenditures represent capital expenditures to expand the operating capacity of existing assets, whether through construction or acquisition. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred. Depreciation is provided principally using the straight-line method over the estimated useful lives of the related assets. For certain interstate pipelines, the depreciation rate used is based on FERC requirements and ranges from 1% to 17% of the net asset value. When property, plant and equipment is retired or otherwise disposed of, the difference between the carrying value and the net proceeds is recognized as gain or loss in the statement of income in the year retired.

        Goodwill:    The excess of cost over the fair value of net assets acquired (goodwill) is being amortized using the straight-line method over 20 years. Effective January 1, 2002, amortization of goodwill will cease and the unamortized balance will be tested annually for impairment. See the discussion of FASB Statement No. 142 below regarding these required accounting changes.

        Impairment:    Long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset. If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows. Effective January 1, 2002, impairment accounting requirements will change. See the discussion of FASB Statement No. 144 below regarding the required accounting change.

        Environmental Remediation Costs:    Environmental remediation costs are expensed and the associated accrual established when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Accrued liabilities are not discounted to present value and are not reduced by possible recoveries from third parties. Environmental costs include initial site surveys, costs for remediation and restoration, including direct internal costs, and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods.

        Revenue Recognition:    Revenues are derived from interstate and intrastate pipeline transportation, storage and terminalling of refined products and crude oil. Transportation revenues (based on pipeline tariff rates) are recognized as refined product or crude oil is transported through the pipelines. In the case of crude oil pipelines, the cost of the storage operations are included in the crude oil pipeline tariff rates. Terminalling revenues (based on a terminalling fee) are recognized as refined products are moved into the terminal and as additives are blended with refined products.

        Operating Expenses:    Operating expenses consist primarily of fuel and power costs, telecommunication costs, labor costs of pipeline field and support personnel, maintenance, utilities and insurance. Such expenses are recognized as incurred.

        Federal and State Income Taxes:    For the periods prior to July 1, 2000, the Ultramar Diamond Shamrock Logistics Business was included in the consolidated federal and state income tax returns of UDS. Deferred income taxes were computed based on recognition of future tax expense or benefits, measured by enacted tax rates that were attributable to taxable or deductible temporary differences between financial statement and income tax reporting bases of assets and liabilities. The current portion of income taxes payable prior to July 1, 2000 was due to UDS and has been included in the net parent investment amount. Valero L.P. and Valero Logistics Operations are limited partnerships and are not subject to federal or state income taxes. Accordingly, the taxable income or loss of Valero L.P. and Valero Logistics Operations, which may vary substantially from income or loss reported for financial reporting purposes, is generally includable in the federal and state income tax returns of the individual partners.

        For transfers of publicly held units subsequent to the initial public offering, we have made an election permitted by section 754 of the Internal Revenue Code to adjust the common unit purchaser's tax basis in our underlying assets to reflect the purchase price of the units. This results in an allocation of taxable income and expense to the purchaser of the common units, including depreciation deductions and gains and losses on sales of assets, based upon the new unitholder's purchase price for the common units.

        Net Parent Investment:    The net parent investment represents a net balance as the result of various transactions between the Ultramar Diamond Shamrock Logistics Business and UDS. There are no terms of settlement or interest charges associated with this balance. The balance was the result of the Ultramar Diamond Shamrock Logistics Business' participation in UDS's central cash management program, wherein all of the Ultramar Diamond Shamrock Logistics Business' cash receipts were remitted to UDS and all cash disbursements were funded by UDS. Other transactions included intercompany transportation, storage and terminalling revenues and related expenses, administrative and support expenses incurred by UDS and allocated to the Ultramar Diamond Shamrock Logistics Business, and income taxes. In conjunction with the transfer of the assets and liabilities of the Ultramar Diamond Shamrock Logistics Business to Valero Logistics Operations on July 1, 2000, Valero L.P. and Valero Logistics Operations issued limited and general partner interests to various UDS subsidiaries.

        Partners' Equity:    Effective April 16, 2001, Valero L.P.'s consolidated partners' equity consisted of 2% general partner interest and 98% limited partners' interest (represented by common and subordinated units). From July 1, 2000 through April 15, 2001, both Valero L.P. and Valero Logistics Operations partners' equity consisted of a 1% general partner interest and a 99% limited partner interest.

        Net Income per Unit:    The computation of basic net income per unit is based on the weighted-average number of common and subordinated units outstanding during the year. Diluted net income per unit is based on the weighted average number of common and subordinated units outstanding during the year and, to the extent dilutive, unit equivalents consisting of unit options and restricted units.

        Segment Disclosures:    We operate in only one segment, the petroleum pipeline segment of the oil and gas industry.

        Derivative Instruments:    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends Statement No. 133. Statement No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We adopted Statement

No. 133, as amended, effective January 1, 2001 and there was no impact as we do not hold or trade derivative instruments.

Accounting Pronouncements

FASB Statement No. 141

        In June 2001, the FASB issued Statement No. 141, "Business Combinations." Statement No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations within the scope of Statement No. 141 are to be accounted for using the purchase method. The provisions of Statement No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. We implemented Statement No. 141 on July 1, 2001; however, the acquisition of both the Southlake refined product terminal and the Ringgold crude oil storage facility have been accounted for at historical cost because they were acquired from our parent.

FASB Statement No. 142

        Also in June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of Statement No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The statement provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized but instead will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but such lives will not be limited to 40 years. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of Statement No. 142 are to be reported as resulting from a change in accounting principle. We have reviewed the requirements of Statement No. 142 and the impact of adoption effective January 1, 2002 will result in the cessation of goodwill amortization beginning January 1, 2002, which amortization approximates $300,000 annually. In addition, we believe that future reported net income may be more volatile because impairment losses related to goodwill are likely to occur irregularly and in varying amounts.

FASB Statement No. 143

        Also in June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for an obligation associated with the retirement of a tangible long-lived asset. An asset retirement obligation should be recognized in the financial statements in the period in which it meets the definition of a liability as defined in FASB Concepts Statement No. 6, "Elements of Financial Statements." The amount of the liability would initially be measured at fair value. Subsequent to initial measurement, an entity would recognize changes in the amount of the liability resulting from (a) the passage of time and (b) revisions to either the timing or amount of estimated cash flows. Statement No. 143 also establishes standards for accounting for the cost associated with an asset retirement obligation. It requires that, upon initial recognition of a liability for an asset retirement obligation, an entity capitalize that cost by recognizing an increase in the carrying amount of the related long-lived asset. The capitalized asset retirement cost would then be allocated to expense using a systematic and rational method. Statement No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. We are currently evaluating the impact of adopting this new statement.

FASB Statement No. 144

        In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains Statement No. 121's fundamental provisions for recognition and measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. This statement also supersedes APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. Statement No. 144 does not apply to goodwill or other intangible assets, the accounting and reporting of which is addressed in newly issued Statement No. 142, "Goodwill and Other Intangible Assets." The provisions of Statement No. 144 are effective for financial statements for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. We are currently evaluating the impact of adopting this new statement.

NOTE 3: Initial Public Offering

        On April 16, 2001, we completed our initial public offering of common units, by selling 5,175,000 common units to the public at $24.50 per unit. Total proceeds before offering costs and underwriters' commissions were $126,787,000. After the offering, outstanding equity included 9,599,322 common units, including 4,424,322 held by UDS Logistics, LLC, a subsidiary of Valero Energy, 9,599,322 subordinated units held by UDS Logistics, LLC and a 2% general partner interest held by Riverwalk Logistics, L.P.

        Concurrent with the closing of the initial public offering, we borrowed $20,506,000 under our existing revolving credit facility. The net proceeds from the initial public offering and the borrowings under the revolving credit facility were used to repay the debt due to parent, make a distribution to affiliates of Valero Energy for reimbursement of previous capital expenditures incurred with respect to the assets transferred to us, and for working capital purposes.

        A summary of the proceeds received and use of proceeds is as follows (in thousands):

Proceeds received:
Sale of common units to the public	$126,787
Borrowings under the revolving credit facility	20,506

Total proceeds	147,293

Use of proceeds:
Underwriters' commissions	8,875
Professional fees and other costs	6,000
Debt issuance costs	436
Repayment of debt due to parent	107,676
Reimbursement of capital expenditures	20,517

Total use of proceeds	143,504

Net proceeds remaining	$3,789

NOTE 4: Acquisitions

        On July 2, 2001, we acquired the Southlake refined product terminal located in Dallas, Texas from UDS for $5,600,000, the option purchase price per the Omnibus Agreement. We paid for the terminal with available cash on hand, a portion of which was borrowed at the time of our initial public offering. During the six months ended December 31, 2001, the Southlake refined product terminal averaged approximately 25,000 barrels per day of throughput and increased our operating income by approximately $750,000.

        On December 1, 2001, we acquired the crude oil storage facility at Ringgold, Texas from UDS for $5,200,000, the amended option purchase price per the Omnibus Agreement. We borrowed $5,000,000 under our revolving credit facility to acquire the facility. This crude oil storage facility, which has a capacity of 600,000 barrels, will improve crude oil scheduling and enhance the crude oil supply system for Valero Energy's Ardmore and McKee refineries.

NOTE 5: Property, Plant and Equipment

        Property, plant and equipment, at cost, consisted of the following:

		December 31,
	Estimated Useful Lives
		2001	2000
	(years)	(in thousands)
Land and land improvements	—	$832	$830
Buildings	35	4,189	3,289
Pipeline and equipment	8-40	368,690	345,761
Rights of Way	20-35	25,493	25,477
Construction in progress	—	7,037	13,180

Total		406,241	388,537
Accumulated depreciation and amortization		(121,389)	(108,520)

Property, plant and equipment, net		$284,852	$280,017

        In August 1999, upon the completion of an expansion of the McKee to El Paso refined product pipeline, we sold an 8.33% interest in the pipeline and the El Paso refined product terminal to Phillips Petroleum Company for $12,000,000, resulting in a pre-tax gain of $2,478,000. The ownership interest sold in the McKee to El Paso refined product pipeline and terminal represented excess throughput capacity that we had not utilized, thus revenues did not decline as a result of the sale.

        Capitalized interest costs included in property, plant and equipment were $298,000 and $115,000 for the years ended December 31, 2001 and 1999, respectively. No interest was capitalized in the six months ended December 31, 2000 or in the six months ended June 30, 2000.

NOTE 6: Investment in Affiliate

        We own a 50% interest in Skelly-Belvieu, which is accounted for under the equity method. The following presents summarized unaudited financial information related to Skelly-Belvieu as of December 31, 2001 and 2000, for the years ended December 31, 2001 and 1999 and for the six months ended December 31, 2000 and June 30, 2000:

	Year Ended December 31, 2001	Six Months Ended December 31, 2000	Six Months Ended June 30, 2000	Year Ended December 31, 1999
	(in thousands)
Statements of Income Information:
Revenues	$12,287	$6,883	$6,902	$12,133
Income before income taxes	5,587	3,517	3,469	5,954
Valero Logistics Operation's share of net income	3,179	1,951	1,926	3,874
Valero Logistics Operation's share of distributions	2,874	2,352	2,306	4,238
	December 31,
	2001	2000
	(in thousands)
Balance Sheet Information:
Current assets	$1,653	$1,618
Property, plant and equipment, net	50,195	50,649

Total assets	$51,848	$52,267

Current liabilities	$111	$369
Members' equity	51,737	51,898

Total liabilities and members' equity	$51,848	$52,267

NOTE 7: Long-term Debt

        On December 15, 2000, we entered into a five-year $120,000,000 revolving credit facility. Borrowings under the revolving credit facility bear interest at either an alternative base rate or the LIBOR rate at our option. The revolving credit facility requires that we maintain certain financial ratios and includes other restrictive covenants, including a prohibition on distributions if any default, as defined in the revolving credit facility, exists or would result from the distribution. Management believes that we are in compliance with all of these ratios and covenants.

        In conjunction with the initial public offering of our common units on April 16, 2001, we borrowed $20,506,000 under the revolving credit facility. The net proceeds from the initial public offering and the borrowings under the revolving credit facility were used to repay the debt due to parent, make a distribution to affiliates of UDS for reimbursement of previous capital expenditures incurred with respect to the assets transferred to us, and for working capital purposes.

        We made repayments under the revolving credit facility in August 2001 of $5,506,000 and in October 2001 of $4,000,000. In November 2001, we borrowed $5,000,000 under the revolving credit facility to fund the purchase of the Ringgold crude oil storage facility on December 1, 2001. The outstanding balance as of December 31, 2001 was $16,000,000.

        In May 1994, the Ultramar Diamond Shamrock Logistics Business entered into a financing agreement with the Port of Corpus Christi Authority of Nueces County, Texas (Port Authority of Corpus Christi) for the construction of a crude oil storage facility. The original note totaled $12,000,000 and is due in annual installments of $1,222,000 through December 31, 2015. Interest on the unpaid principal balance accrues at a rate of 8% per annum. In conjunction with the July 1, 2000 transfer of assets and liabilities to Valero Logistics Operations, the $10,818,000 outstanding indebtedness owed to the Port of Corpus Christi Authority was assumed by Valero Logistics Operations. The land on which the crude oil storage facility was constructed is leased from the Port Authority of Corpus Christi (see Note 10: Commitments and Contingencies).

        The aggregate long-term debt repayments are due as follows (in thousands):

2002	$462
2003	449
2004	485
2005	524
2006	16,566
Thereafter	7,636

Total repayments	$26,122

        Interest payments totaled $1,559,000, $441,000, $433,000 and $948,000 for the year ended December 31, 2001, the six months ended December 31, 2000 and June 30, 2000 and the year ended December 31, 1999, respectively.

NOTE 8: Debt due to Parent

        UDS, through various subsidiaries, constructed or acquired the various crude oil and refined product pipeline, terminalling and storage assets of the Ultramar Diamond Shamrock Logistics Business. Effective June 30, 2000, in conjunction with the initial public offering of common units of Valero L.P., the subsidiaries of UDS which owned the various assets of the Ultramar Diamond Shamrock Logistics Business formalized the terms under which certain intercompany accounts and working capital loans would be settled by executing promissory notes with an aggregate principal balance of $107,676,000. The promissory notes required that the principal be repaid no later than June 30, 2005 and bear interest at a rate of 8% per annum on the unpaid balance. Effective July 1, 2000, the $107,676,000 of debt due to parent was assumed by Valero Logistics Operations. Interest expense accrued and recorded as a reduction of receivable from parent totaled $4,307,000 for the six months ended December 31, 2000 and $2,513,000 for the period January 1, 2001 through April 15, 2001.

        Concurrent with the closing of our initial public offering on April 16, 2001, we repaid these promissory notes using a portion of the net proceeds from the initial public offering and borrowings under the $120,000,000 revolving credit facility (see Note 3: Initial Public Offering).

NOTE 9: Environmental Matters

        Our operations are subject to environmental laws and regulations adopted by various federal, state and local governmental authorities in the jurisdictions in which we operate. Although we believe our operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline, terminalling and storage operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs and liabilities. Accordingly, we have adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health and the handling, storage, use and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. However, some risk of environmental or other damage is inherent in pipeline, terminalling and storage operations, as it is with other entities engaged in similar businesses.

        The balances of and changes in accruals for environmental matters which were included in accrued liabilities and other long-term liabilities, prior to July 1, 2000, consisted of the following:

	Six Months Ended June 30, 2000	Year Ended December 31, 1999
	(in thousands)
Balance at beginning of year	$2,757	$4,319
Additions to (reductions from) accrual	100	(1,114)
Liabilities retained by UDS	(2,507)	—
Payments	(350)	(448)

Balance at end of year	$—	$2,757

        During 1999, based on the annual review of environmental liabilities, it was determined that certain liabilities were overstated as the required cleanup obligations were less than originally estimated. Accordingly, environmental liabilities were reduced $1,114,000.

        In connection with the transfer of assets and liabilities from the Ultramar Diamond Shamrock Logistics Business to Shamrock Logistics Operations on July 1, 2000, UDS agreed to indemnify Shamrock Logistics Operations for environmental liabilities that arose prior to July 1, 2000. In connection with the initial public offering of Valero L.P., UDS agreed to indemnify Valero L.P. for environmental liabilities that arose prior to April 16, 2001 and are discovered within 10 years after April 16, 2001. Excluded from this indemnification are liabilities that result from a change in environmental law after April 16, 2001. Effective with the acquisition of UDS, Valero Energy has assumed this environmental indemnification. In addition, as an operator or owner of the assets, we could be held liable for pre-April 16, 2001 environmental damage should Valero Energy be unable to fulfill its obligation. However, we believe that such a situation is remote given Valero Energy's financial condition.

        Environmental exposures are difficult to assess and estimate due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of our liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental laws and regulations may change in the future. Although environmental costs may have a significant impact on results of operations for any single period, we believe that such costs will not have a material adverse effect on our financial position. As of December 31, 2001, we have not incurred any environmental liabilities which were not covered by the environmental indemnification.

NOTE 10: Commitments and Contingencies

        In May 1994, the Ultramar Diamond Shamrock Logistics Business entered into several agreements with the Port Authority of Corpus Christi including a crude oil dock user agreement, a land lease agreement and a note agreement. The crude oil dock user agreement allows us to operate and manage a crude oil dock in Corpus Christi for a five-year period beginning August 1, 1994 and the agreement has automatically been renewed annually since August, 1999. We share use of the crude oil dock with two other users and operating costs are split evenly among the three users. The crude oil dock user agreement requires that we collect wharfage fees, based on the quantity of barrels off loaded from each vessel, and dockage fees, based on vessels berthing at the dock. These fees are remitted to the Port Authority of Corpus Christi monthly. The wharfage and one-half of the dockage fees that we pay for the use of the crude oil dock reduces the annual amount we owe to the Port Authority of Corpus Christi under the note agreement discussed in Note 7: Long Term Debt. The wharfage and dockage fees for our use of the crude oil dock totaled $1,449,000, $692,000, $698,000 and $1,302,000 for the year ended December 31, 2001, the six months ended December 31, 2000 and June 30, 2000 and the year ended December 31, 1999, respectively.

        Effective April 1988, the Ultramar Diamond Shamrock Logistics Business, along with five other users entered into a refined product dock user agreement with the Port Authority of Corpus Christi to use a refined product dock for a two-year period and the agreement has automatically been renewed annually since April, 1990. We also operate the refined product dock and operating costs are split between us and one other user. We are responsible for collecting and remitting the refined product wharfage and dockage fees to the Port Authority of Corpus Christi. The wharfage and dockage fees for our use of the refined product dock totaled $166,000, $86,000, $114,000 and $211,000 for the year ended December 31, 2001, the six months ended December 31, 2000 and June 30, 2000 and the year ended December 31, 1999, respectively.

        The crude oil and the refined product docks provide Valero Energy's Three Rivers refinery access to marine facilities to receive crude oil and deliver refined products. For the years ended December 31, 2001, 2000 and 1999, the Three Rivers refinery received 92%, 93% and 91%, respectively, of its crude oil requirements from crude oil received at the crude oil dock. Also, for the years ended December 31, 2001, 2000 and 1999, 6%, 6% and 7%, respectively, of the refined products produced at the Three Rivers refinery were transported via pipeline to the Corpus Christi refined product dock.

        We have the following land leases related to refined product terminals and crude oil storage facilities:

  •
  Corpus Christi crude oil storage facility: a 20-year noncancellable operating lease on 31.35 acres of land through 2014, at which time the lease is renewable every five years, for a total of 20 renewable years.

  •
  Corpus Christi refined product terminal: a 5-year noncancellable operating lease on 5.21 acres of land through 2006, and a 5-year noncancellable operating lease on 8.42 acres of land through 2002, at which time the agreements are renewable for at least three five-year periods.

  •
  Harlingen refined product terminal: a 13-year noncancellable operating lease on 5.88 acres of land through 2008, and a 30-year noncancellable operating lease on 9.04 acres of land through 2008.

  •
  Colorado Springs airport terminal: a 50-year noncancellable operating lease on 46.26 acres of land through 2043, at which time the lease is renewable for another 50-year period.

        The above land leases require monthly payments totaling $18,000 and are adjustable every five years based on changes in the Consumer Price Index.

        In addition, we lease certain equipment and vehicles under operating lease agreements expiring through 2002. Future minimum rental payments applicable to noncancellable operating leases as of December 31, 2001, are as follows (in thousands):

2002	$205
2003	188
2004	188
2005	188
2006	174
Thereafter	1,586

Future minimum lease payments	$2,529

        Rental expense for all operating leases totaled $281,000, $53,000, $203,000 and $315,000 for the year ended December 31, 2001, the six months ended December 31, 2000 and June 30, 2000 and the year ended December 31, 1999, respectively.

        We are involved in various lawsuits, claims and regulatory proceedings incidental to our business. In the opinion of management, the outcome of such matters will not have a material adverse effect on our financial position or results of operations.

NOTE 11: Income Taxes

        As discussed in "Note 2: Summary of Significant Accounting Policies," Valero L.P. and Valero Logistics Operations are limited partnerships and are not subject to federal or state income taxes. However, the operations of the Ultramar Diamond Shamrock Logistics Business were subject to federal and state income taxes and the results of operations prior to July 1, 2000 were included in UDS' consolidated federal and state income tax returns. The amounts presented below relate only to the Ultramar Diamond Shamrock Logistics Business and were calculated as if the Ultramar Diamond Shamrock Logistics Business filed separate federal and state income tax returns.

        The transfer of assets and liabilities from the Ultramar Diamond Shamrock Logistics Business to Valero Logistics Operations was deemed a change in tax status. Accordingly, the deferred income tax liability as of June 30, 2000 of $38,217,000 was written off through the statement of income in the caption, benefit (provision) for income taxes.

        The benefit (provision) for income taxes consisted of the following:

	Predecessor
	Six Months Ended June 30, 2000	Year Ended December 31, 1999
	(in thousands)
Current:
Federal	$(5,132)	$(20,036)
State	(733)	(2,863)
Deferred:
Federal	(1,415)	(3,327)
State	(125)	(295)
Write-off of the deferred income tax liability	38,217	—

Benefit (provision) for income taxes	$30,812	$(26,521)

        Deferred income taxes arise from temporary differences between the income tax bases of assets and liabilities and their reported amounts in the financial statements. The components of the Ultramar Diamond Shamrock Logistics Business' net deferred income tax liability consisted of the following:

Predecessor
June 30, 2000
(in thousands)
Deferred income tax liabilities:
Excess of book basis over tax basis of:
Property, plant and equipment	$36,212
Investment in affiliate	2,960

Total deferred income tax liabilities	39,172
Deferred income tax assets—
Accrued liabilities and payables	(955)

Net deferred income tax liability	$38,217

        The differences between the Ultramar Diamond Shamrock Logistics Business' effective income tax rate and the U.S. federal statutory rate is reconciled as follows:

	Predecessor
	Six Months Ended June 30, 2000	Year Ended December 31, 1999
U.S. federal statutory rate	35.0%	35.0%
State income taxes, net of federal taxes	3.1	3.1
Non-deductible goodwill	0.3	0.2

Effective income tax rate	38.4%	38.3%

        Income taxes paid to UDS totaled $5,865,000 and $22,899,000 for the six months ended June 30, 2000 and for the year ended December 31, 1999, respectively.

        The differences between net income and taxable net income are reconciled as follows:

	Predecessor
	Six Months Ended June 30, 2000	Year Ended December 31, 1999
	(in thousands)
Net income	$49,970	$42,798
(Benefit) provision for income taxes	(30,812)	26,521
Tax depreciation and amortization in excess of book depreciation and amortization	(3,076)	(7,990)
Book equity income in excess of taxable income of Skelly-Belvieu	(567)	(790)
Other, net	(983)	(3,288)

Taxable net income	$14,532	$57,251

NOTE 12: Financial Instruments and Concentration of Credit Risk

        The estimated fair value of our fixed rate debt as of December 31, 2001 and 2000 was $11,240,000 and $119,220,000, respectively, as compared to the carrying value of $10,122,000 and $118,360,000, respectively. These fair values were estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. Valero L.P. has not utilized derivative financial instruments related to these borrowings. Interest rates on borrowings under the revolving credit facility float with market rates and thus the carrying amount approximates fair value.

        Substantially all of our revenues are derived from Valero Energy and its various subsidiaries. Valero Energy transports crude oil to three of its refineries using our various crude oil pipelines and storage facilities and transports refined products to its company-owned retail operations or wholesale customers using our various refined product pipelines and terminals. Valero Energy and its subsidiaries are investment grade customers; therefore, we do not believe that the trade receivables from Valero Energy represent a significant credit risk. However, the concentration of business with Valero Energy, which is a large refining and retail marketing company, has the potential to impact our overall exposure, both positively and negatively, to changes in the refining and marketing industry.

NOTE 13: Related Party Transactions

        We have related party transactions with Valero Energy for pipeline tariff and terminalling fee revenues, certain employee costs, insurance costs, administrative costs and interest expense on the debt due to parent (for the period from July 1, 2000 to April 15, 2001). The receivable from parent as of December 31, 2001 and 2000 represents the net amount due from Valero Energy for these related party transactions and the net cash collected under Valero Energy's centralized cash management program on our behalf, respectively.

        The following table summarizes transactions with Valero Energy (formerly UDS):

	Successor		Predecessor
	Year Ended December 31, 2001	Six Months Ended December 30, 2000	Six Months Ended June 30, 2000	Year Ended December 31, 1999
	(in thousands)
Revenues	$98,166	$47,210	$44,187	$108,467
Operating expenses	11,452	5,718	5,393	9,614
General and administrative expenses	5,200	2,600	2,839	5,201
Interest expense on debt due to parent	2,513	4,307	—	—

Services Agreement

        Effective July 1, 2000, UDS entered into a Services Agreement with us, whereby UDS agreed to provide the corporate functions of legal, accounting, treasury, information technology and other services for an annual fee of $5,200,000 for a period of eight years. The $5,200,000 is adjustable annually based on the Consumer Price Index published by the U.S. Department of Labor, and may also be adjusted to take into account additional service levels necessitated by the acquisition or construction of additional assets. Management believes that the $5,200,000 is a reasonable approximation of the general and administrative costs related to the pipeline, terminalling and storage operations. This annual fee is in addition to the incremental general and administrative costs to be incurred from third parties as a result of our being a publicly held entity.

        The Services Agreement also requires that we reimburse UDS for various recurring costs of employees who work exclusively within the pipeline, terminalling and storage operations and for certain other costs incurred by UDS relating solely to us. These employee costs include salary, wages and benefit costs. Concurrent with the acquisition of UDS by Valero Energy, Valero Energy became the obligor under the Services Agreement.

        Prior to July 1, 2000, UDS allocated approximately 5% of its general and administrative expenses incurred in the United States to its pipeline, terminalling and storage operations to cover costs of centralized corporate functions and other corporate services. A portion of the allocated general and administrative costs is passed on to partners, which jointly own certain pipelines and terminals with us. The net amount of general and administrative costs allocated to partners of jointly owned pipelines totaled $581,000, $251,000, $249,000 and $503,000 for the year ended December 31, 2001, the six months ended December 31, 2000 and June 30, 2000 and the year ended December 31, 1999, respectively.

Pipelines and Terminals Usage Agreement

        On April 16, 2001, UDS entered into a Pipelines and Terminals Usage Agreement with us, whereby UDS agreed to use our pipelines to transport at least 75% of the crude oil shipped to and at least 75% of the refined products shipped from the McKee, Three Rivers and Ardmore refineries and to use our refined product terminals for terminalling services for at least 50% of all refined products shipped from these refineries until at least April, 2008. For the year ended December 31, 2001, UDS used our pipelines to transport 78% of its crude oil shipped to and 80% of the refined products shipped from the McKee, Three Rivers and Ardmore refineries and UDS used our terminalling services for 60% of all refined products shipped from these refineries. Valero Energy also assumed the obligation under the Pipelines and Terminals Usage Agreement in conjunction with the acquisition of UDS by Valero Energy.

        If market conditions change with respect to the transportation of crude oil or refined products or to the end markets in which Valero Energy sells refined products, in a material manner such that Valero Energy would suffer a material adverse effect if it were to continue to use our pipelines and terminals at the required levels, Valero Energy's obligation to us will be suspended during the period of the change in market conditions to the extent required to avoid the material adverse effect.

NOTE 14: Employee Benefit Plans

        The employees who work in Valero L.P. are included in the various employee benefit plans of Valero Energy. These plans include qualified, non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, long-term incentive plans (i.e. stock options and bonuses) and other such benefits.

        Our share of allocated parent company employee benefit plan expenses was $1,346,000, $662,000, $702,000, and $1,197,000 for the year ended December 31, 2001, the six months ended December 31, 2000 and June 30, 2000 and the year ended December 31, 1999, respectively. These employee benefit plan expenses are included in operating expenses with the related payroll costs.

NOTE 15: Impact of Tariff Rate and Terminalling Revenue Changes

        Over the past several years, we have expanded the throughput capacity of several of our crude oil and refined product pipelines. The historical tariff rates were based on initial pipeline cost and were not revised upon subsequent expansions or increases or decreases in throughput levels.

        As a result, we filed revised tariff rates on many of our crude oil and refined product pipelines to reflect the total cost of the pipeline, the current throughput capacity, the current throughput utilization and other market conditions. The revised tariff rates were implemented January 1, 2000 and the overall impact of the tariff rate changes resulted in a decrease to revenues.

        Prior to 1999, we did not charge a separate terminalling fee for terminalling services at the refined product terminals. Terminalling revenues for 1998 and prior years were recognized based on the total costs incurred at the terminals, which costs were charged back to the related refinery. Effective January 1, 1999, we began charging a separate terminalling fee at the refined product terminals. The terminalling fee was established at a rate that we believed to be competitive with rates charged by other entities for terminalling similar refined products. Since the terminalling fee now includes a margin of profit, terminalling revenues increased.

        If the revised tariff rates had been implemented effective January 1, 1999 revenues would have decreased approximately 20%.

NOTE 16: Restricted Units

        Valero GP, LLC (formerly Shamrock Logistics GP, LLC), the general partner of Riverwalk Logistics, L.P., adopted a long-term incentive plan under which restricted units and distribution equivalent rights (DERs) may be awarded to certain key employees and non-employees. In July 2001, Valero GP, LLC granted 205 restricted units and DERs to each of its two outside directors. The restricted units were to vest at the end of a three-year period and be paid in cash. The DERs were to accumulate equivalent distributions that other unitholders receive over the vesting period. For the year ended December 31, 2001, we recognized $2,000 of compensation expense associated with the restricted units and DERs that were granted.

NOTE 17: Net Income per Unit

        The following table provides details of the basic and diluted net income per unit computations:

	Period from April 16, 2001 to December 31, 2001
	Net Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands)
Limited partners' interest in net income applicable to the period after April 15, 2001	$35,032

Basic net income per common and subordinated unit	$35,032	19,199	$1.82

Dilutive net income per common and subordinated unit	$35,032	19,199	$1.82

        We generated sufficient net income such that the amount of net income allocated to common units was equal to the amount allocated to the subordinated units, after consideration of the general partner interest.

NOTE 18: Allocations of Net Income and Cash Distributions

        Valero L.P.'s partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and general partner will receive. The partnership agreement also contains provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interests. Normal allocations according to percentage interests are done after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to the general partner.

        The outstanding subordinated units are held by UDS Logistics, LLC an affiliate of our general partner, and there is no established public market for their trading. During the subordination period, the holders of our common units are entitled to receive each quarter a minimum quarterly distribution of $0.60 per unit ($2.40 annualized) prior to any distribution of available cash to holders of our subordinated units. The subordination period is defined generally as the period that will end on the first day of any quarter beginning after December 31, 2005 if (1) we have distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four-quarter periods and (2) our adjusted operating surplus, as defined in our partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable us to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2% general partner interest during those periods.

        In addition, all of the subordinated units may convert to common units on a one-for-one basis on the first day following the record date for distributions for the quarter ending December 31, 2005, if we meet the tests set forth in the partnership agreement. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units.

        During the subordination period, our cash is distributed first 98% to the holders of common units and 2% to our general partner until there has been distributed to the holders of common units an amount equal to the minimum quarterly distribution and arrearages in the payment of the minimum quarterly distribution on the common units for any prior quarter. Any additional cash is distributed 98% to the holders of subordinated units and 2% to our general partner until there has been distributed to the holders of subordinated units an amount equal to the minimum quarterly distribution.

        Our general partner is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Unit	Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66 up to $0.90	75%	25%
Above $0.90	50%	50%

        The quarterly cash distributions applicable to 2001 were as follows:

Year 2001	Record Date	Payment Date	Amount Per Unit
4th Quarter	February 1, 2002	February 14, 2002	$0.60
3rd Quarter	November 1, 2001	November 14, 2001	0.60
2nd Quarter	August 1, 2001	August 14, 2001	0.50

NOTE 19: Quarterly Financial Data (Unaudited)

	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per unit data)
2001:
Revenues	$23,422	$23,637	$26,857	$24,911	$98,827
Operating income	10,361	10,319	13,430	12,395	46,505
Net income	8,786	10,356	13,771	12,960	45,873
Net income per unit(1)	—	0.46	0.70	0.66	1.82
Pro forma net income per unit(4)	0.45	0.53	0.70	0.66	2.34
Cash distributions per unit(2)	—	0.50	0.60	0.60	1.70
	Predecessor		Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per unit data)
2000:
Revenues	$21,406	$23,097	$24,903	$22,647	$92,053
Operating income	8,604	9,061	12,298	11,186	41,149
Net income(3)	5,695	44,275	11,041	9,646	70,657
Pro forma net income per unit(4)	0.29	2.26	0.56	0.49	3.60

(1)
The net income per unit is based on 19,198,644 units, which was the number of common and subordinated units issued and outstanding from April 16, 2001 (the date of our initial public offering) to December 31, 2001. Net income in the net income per unit computation excludes net income applicable to the 2% general partner interest.

(2)
Represents cash distributions per unit that were declared for each applicable quarter since we became a publicly held entity.

(3)
Due to a change in tax status, effective July 1, 2000, the deferred income tax liability of $38,217,000 as of June 30, 2000 was written off in the statement of income. Net income in the second quarter of 2000 includes this $38,217,000 write-off of the deferred income tax liability less the provision for income taxes of $3,843,000 for the second quarter of 2000. Net income in the first quarter of 2000 includes a provision for income taxes of $3,562,000. Net income before income taxes was $9,257,000 and $9,901,000 for the first and second quarters of 2000, respectively.

(4)
Pro forma net income per unit is determined by dividing net income that would have been allocated to the common and subordinated unitholders, which is 98% of net income, by the weighted average number of common and subordinated units outstanding for the period from April 16 to December 31, 2001. Pro forma net income per unit adjusted to eliminate the impact of income taxes for the first and second quarters of 2000 would have been $0.47 and $0.51, respectively.

NOTE 20: Subsequent Events

        As a part of Valero L.P.'s initial public offering, unitholders approved the issuance of 250,000 common units under a long-term incentive plan. On January 21, 2002, Valero GP, LLC granted 55,250 restricted units and DERs to key employees and three outside directors. At the end of each year of the three-year vesting period, the grantees are entitled to receive for one third of the restricted units issued, a common unit of Valero L.P. or its fair market value in cash. The grantees of these restricted units will also receive distributions over the vesting period.

        On February 1, 2002, we acquired the Wichita Falls crude oil pipeline and storage facility from Valero Energy for $64,000,000. The acquisition was funded with $64,000,000 of borrowings under the revolving credit facility. The pipeline, which runs from Wichita Falls, Texas to Valero Energy's McKee refinery, has a capacity of 110,000 barrels per day. For the year ended December 31, 2001, the throughput in the Wichita Falls crude oil pipeline averaged 69,267 barrels per day, which generated operating income of $11,321,000.

PART II—OTHER INFORMATION

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On March 22, 2002, upon the recommendation of the audit committee, the board of directors appointed Ernst & Young LLP (Ernst & Young) to serve as Valero L.P.'s new independent public accountants to audit the consolidated financial statements of Valero L.P. for the year ending December 31, 2002. Prior to the selection of Ernst & Young, Arthur Andersen LLP (Arthur Andersen) served as Valero L.P's independent public accountants. This change will become effective upon the completion by Arthur Andersen of its audits of the financial statements of the Wichita Falls crude oil pipeline and storage facility operation, which audits are expected to be completed by April 16, 2002.

        Arthur Andersen's reports on Valero L.P.'s (formerly Shamrock Logistics, L.P.) consolidated and combined financial statements for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2001 and 2000 and through the filing date of this Annual Report on Form 10-K, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on Valero L.P.'s consolidated and combined financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        Valero L.P. provided Arthur Andersen with a copy of the foregoing disclosures. Included as Exhibit 16.1 is a copy of Arthur Andersen's letter, dated March 25, 2002, stating its agreement with such statements.

        During the years ended December 31, 2001 and 2000 and through the filing date of this Annual Report on Form 10-K, Valero L.P. did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Valero L.P.'s consolidated and combined financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers of Valero GP, LLC

        Valero L.P. does not have directors or officers. The directors and officers of Valero GP, LLC, the general partner of our general partner, Riverwalk Logistics, L.P., perform all management functions for Valero L.P. and Valero Logistics Operations. Directors of Valero GP, LLC are selected by Diamond Shamrock Refining and Marketing Company, a subsidiary of Valero Energy, and the sole member of Valero GP, LLC. Officers of Valero GP, LLC are appointed by its directors.

        Valero GP, LLC's First Amended and Restated Limited Liability Company Agreement provides for an audit committee of the board of directors, and permits Diamond Shamrock Refining and Marketing Company, acting as sole member of Valero GP, LLC, to appoint additional committees by resolution. Diamond Shamrock Refining and Marketing Company has created a compensation committee. Our partnership agreement provides for a conflicts committee composed of Valero GP, LLC independent directors.

        The audit committee makes recommendations to the board regarding the selection of our independent auditor and reviews the professional services they provide. It reviews the scope of the audit performed by the independent auditor, the audit report issued by the independent auditor, our annual and quarterly financial statements, any material comments contained in the auditor's letters to management, our internal accounting controls and such other matters relating to accounting, auditing and financial reporting as it deems appropriate. In addition, the audit committee reviews the type and extent of non-audit work being performed by the independent auditor and its compatibility with their continued objectivity and independence.

        The compensation committee administers our long-term, intermediate-term and annual incentive plans, and makes awards under them, in consultation with management, that create appropriate incentives for employees of our affiliates that provide services to us. In so far as we have no employees, the compensation committee currently has no other functions.

        The conflicts committee consists of three members of the board of directors of Valero GP, LLC who are not employed by us or our affiliates. When called upon to do so, the conflicts committee reviews and makes recommendations relating to potential conflicts of interest between us, on the one hand, and our general partner and its other affiliates, on the other hand.

        Set forth below is certain information concerning the directors and executive officers of Valero GP, LLC.

Name	Age	Position Held with Valero GP, LLC
William E. Greehey	65	Chairman of the Board
Curtis V. Anastasio	45	President, Chief Executive Officer and Director
William R. Klesse	55	Executive Vice President and Director
Gregory C. King	41	Director
H. Frederick Christie	68	Director
Rodman D. Patton	58	Director
Robert A. Profusek	52	Director
Steven A. Blank	47	Senior Vice President and Chief Financial Officer
John H. Krueger, Jr.	55	Senior Vice President and Controller
Rodney L. Reese	51	Vice President-Operations

        Mr. Greehey has served as Chairman of the Board and Chief Executive Officer of Valero Energy, our ultimate parent, since 1997, and as its President since 1998. He became Chairman of the Board of Valero GP, LLC on January 1, 2002, effective with the acquisition of UDS by Valero Energy.

        Mr. Anastasio became the President and a director of Valero GP, LLC in December, 1999, and became its President and Chief Executive Officer in June, 2000 coincident with Valero Logistics Operations, L.P.'s commencement of operations. He served as Vice President, General Counsel, and Secretary of UDS from 1997 until that time.

        Mr. Klesse has been a director of Valero GP, LLC since December, 1999, and served as the Chairman of its Board until January 1, 2002. He became Executive Vice President of Valero GP, LLC effective January 1, 2002. From December, 1996 through 1998 he was UDS' Executive Vice President, Refining, Product Supply and Logistics and in January 1999 he was named UDS' Executive Vice President, Operations. He served in that position until January 1, 2002, when he became Valero Energy's Executive Vice President, Refining and Commercial Operations.

        Mr. King became a director of Valero GP, LLC effective January 1, 2002. He is Executive Vice President and General Counsel of Valero Energy. He became Vice President and General Counsel of Valero Energy in 1997, and served in that capacity until 1999. In 1999 he became Senior Vice President and Chief Operating Officer of Valero Energy, and in 2001 was promoted to Executive Vice President and Chief Operating Officer. He re-assumed his position as General Counsel effective January 1, 2002.

        Mr. Christie became a director of Valero GP, LLC effective January 1, 2002. He is a consultant specializing in strategic and financial planning. In 1991 he retired as Chief Executive Officer from the Mission Group, the non-utility subsidiary of SCE Corp. He had previously served as President of

Southern California Edison Company. Mr. Christie is a director or trustee of 19 mutual funds under the Capital Research and Management Company. He is a director of AECOM Technology Corporation, International House of Pancakes, Inc., Ducommon, Incorporated, and Southwest Water Company.

        Mr. Patton became a director of Valero GP, LLC in June, 2001. He retired as a Managing Director of Merrill Lynch Energy Corp. in 1999. Prior to that he served in oil and gas oriented investment banking and corporate finance positions with First Boston, Eastman Dillon and Union Securities. He is a director of Apache Corporation.

        Mr. Profusek became a director of Valero GP, LLC in June, 2001. He has served as Executive Vice President, responsible for growth and investment activities, of Omnicom Group Inc. since May, 2000. Prior to that he was head of the transactional practice group of Jones, Day, Reavis and Pogue, one of the largest law firms in the United States. He also is a director of CTS Corporation and of law.com.

        Mr. Blank became Chief Accounting and Financial Officer and a director of Valero GP, LLC in December, 1999. He resigned his position as director and became Senior Vice President and Chief Financial Officer of Valero GP, LLC effective January 1, 2002. He served as UDS' Vice President and Treasurer from December, 1996 until January 1, 2002, when he became Vice President-Finance of Valero Energy.

        Mr. Krueger became Senior Vice President and Controller of Valero GP, LLC effective January 1, 2002. He has served as Senior Vice President and Controller of Valero Energy since October, 1992. Prior to that, he served as Valero Energy's Vice President, Corporate Taxes.

        Mr. Reese has served as Vice President-Operations of Valero GP, LLC since December, 1999. He has been employed for 20 years in various pipeline engineering and operations positions by Valero Energy and its predecessor UDS. He served as Director, Pipelines and Terminals for UDS from October, 1999 to December, 2001. Prior to that he was Director, Product Pipeline Operations for UDS from October, 1997 to October, 1999, and prior to that served in various managerial capacities with UDS' pipeline group.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than 10% of Valero L.P.'s units to file certain reports with the Securities and Exchange Commission and New York Stock Exchange concerning their beneficial ownership of our equity securities. The Securities and Exchange Commission regulations also require that a copy of all such Section 16(a) reports filed must by furnished to Valero L.P. by the persons and entities filing them. Based solely upon our review of copies of such reports, Valero L.P. believes that its officers, directors and 10% unitholders are in compliance with applicable requirements of Section 16(a).

Item 11. Executive Compensation

Summary Compensation Table

        The following presents the compensation for the year ended December 31, 2001 of the Valero GP, LLC's Chief Executive Officer and the executive officer in office on December 31, 2001 whose annual salary and bonus paid during the year ended December 31, 2001 exceeded $100,000.

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position(1)	Year	Salary(2)	Bonus(2)	Other Annual Compensa -tion(3)	Restricted Stock Awards	Number of Securities Underlying Options Granted	LTIP Payouts	All Other Compensa -tion(4)
Curtis V. Anastasio, President and Chief Executive Officer	2001	$263,062	$184,100	—	—	—	—	$284,727
Rodney L. Reese, Vice President-Operations	2001	$147,944	$81,400	—	—	—	—	$106,706

(1)
The named executive officers hold the indicated offices in Valero GP, LLC, the general partner of Riverwalk Logistics, L.P., Valero L.P.'s general partner. Valero L.P. does not have any officers or directors.

(2)
Neither Valero L.P. nor Valero Logistics Operations had any employees in 2001. Each received services under a Services Agreement that was put in place at the time Valero Logistics Operations began operations in July, 2000. Under that Services Agreement, Valero Energy's predecessor in interest UDS and its affiliates were paid $5,200,000 for general and administrative services that indirectly benefited Valero L.P. or Valero Logistics Operations, and the cost of employees performing services directly for Valero L.P. or Valero Logistics Operations were reimbursed by Valero L.P. or Valero Logistics Operations as they were incurred.

(3)
Perquisites and other personal benefits received by the executive officers are not included because the aggregate amount of such compensation, if any, does not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus for either of the named individuals.

(4)
UDS made cash payments under its intermediate-term incentive plan, and performance restricted stock issued under its long-term incentive plans vested, at the time of the acquisition of UDS by Valero Energy on December 31, 2001. All such costs were reimbursed by Valero Logistics Operations under the Services Agreement described in Item 13. Certain Relationships and Related Transactions. The portion of Mr. Anastasio's cash payment under UDS' intermediate term incentive plan reimbursed under the Services Agreement was $103,961, and the portion of the cost of Mr. Anastasio's vesting of UDS' performance restricted stock reimbursed under the Services Agreement was $118,752. The portion of Mr. Reese's cash payment under UDS' intermediate term incentive plan reimbursed under the Services Agreement was $36,092, and the portion of the cost of Mr. Reese's vesting of UDS' performance restricted stock reimbursed under the Services Agreement was $39,584. Portions of expenses incurred by UDS relating to 401k matching payments, pension and retirement plans and life and disability insurance for Mr. Anastasio and Mr. Reese passed through to Valero Logistics Operations under the Servicess Agreement, were $62,014 related to Mr. Anastasio and $31,030 related to Mr. Reese.

Compensation of Directors

        Valero GP, LLC directors who are not employees of it or its affiliates receive a $20,000 annual retainer, a $1,000 fee for each committee meeting they attend, and an annual grant under the Valero GP, LLC 2000 Long-Term Incentive Plan of Valero L.P. restricted units with a value of $30,000 at the time of grant. Such restricted units vest in equal annual increments over the three years following the grant date. Because of Valero Energy's acquisition of UDS, Messrs. Patton and Profusek each received a payment of $8,456 related to restricted cash-only units granted in 2001.

Long-Term, Intermediate-Term and Short-Term Incentive Plans

        Valero GP, LLC has established long-term, intermediate-term and short-term incentive plans. All three plans are administered by the compensation committee of the board of directors of Valero GP, LLC. Grants, consisting of either Valero L.P. restricted units or options to purchase common units, may be made under Valero GP, LLC's long-term incentive plan to directors and to employees of affiliates of Valero GP, LLC who perform services for it and its affiliates. Grants, consisting of performance units extending over three-year performance cycles, may be made under Valero GP, LLC's intermediate-term incentive plan to Valero GP, LLC officers and designated employees of its affiliates who perform services for it. Cash awards may be made under Valero GP, LLC's short-term incentive plan to Valero GP, LLC officers and designated employees of its affiliates to encourage immediate objectives, such as environmental and safety goals. No awards were made in 2001 under any of the plans to Valero GP, LLC officers or employees of its affiliates. Two awards, consisting of 205 restricted cash-only units each, were made to Mr. Profusek and Mr. Patton in 2001.

        On March 22, 2002, the Valero GP, LLC board of directors adopted a broad-based common unit option plan under which it is authorized to award options to purchase up to a maximum of 200,000 Valero L.P. common units to its employees and to employees of affiliates who perform services for Valero L.P. and Valero Logistics Operations.

Compensation Committee Interlocks and Insider Participation

        Mr. Profusek (Chairman) and Mr. Patton served on the compensation committee in 2001. Neither of them has ever been an officer or employee of Valero GP, LLC or any of its affiliates. No executive officer of Valero GP, LLC has served as a member of the board of directors or on the compensation committee of any company whose executive officers include a member of Valero GP, LLC's compensation committee.

Compensation Committee Report

        Neither Valero L.P. nor Valero Logistics Operations currently have employees. It receives the services of employees of Valero Energy and its affiliates under the Services Agreement. Under that agreement, Valero L.P. and Valero Logistics Operations reimburse Valero Energy for direct and indirect payroll costs relating to employees who perform work that is unique to Valero L.P. and Valero Logistics Operations. Valero L.P. also pays $5,200,000 each year for various general and administrative services provided by Valero Energy, such as legal, accounting and internal auditing. The compensation committee of Valero GP, LLC does not make decisions relating to compensation of employees of Valero Energy and its affiliates, including the executive officers of Valero GP, LLC, even though portions of that compensation may be reimbursed directly or indirectly under the Services Agreement. The functions of the compensation committee of Valero GP, LLC are therefore currently limited to administration of its long-term, intermediate-term and short-term incentive plans to executive officers of Valero GP, LLC, including its chief executive officer, in 2001.

Compensation Committee of Valero GP, LLC Mr. Robert A. Profusek, Chairman Mr. Rodman D. Patton

Unit Performance Graph

        Our objective in selecting our peer group, for purposes of the graph below, was to select a group of partnerships with comparable business risks and markets served as ours. To do that we selected a group that is engaged in either the business of transporting crude oil and refined products or transporting refined products exclusively. The peer group we selected consists of Teppco Partners, L.P., Buckeye Partners, L.P., Kaneb Pipe Line Partners, L.P., and Williams Energy Partners L.P. The following graph compares the cumulative total return on our units since we became a public entity with that of the New York Stock Exchange Composite Index and the peer group, assuming an initial investment of $100 on April 16, 2001, our first day of trading on the New York Stock Exchange. The returns for each partnership have been weighted according to the partnership's market capitalization.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Directors and Executive Officers

        The table below sets forth ownership of Valero L.P. units and Valero Energy common stock by directors and executive officers of Valero GP, LLC as of March 1, 2002. Unless otherwise indicated in the notes to such table, each of the named persons and members of the group has sole voting and investment power with respect to the units and common stock shown:

Name	Units Owned (1)	Total Units Beneficially Owned (2)	Percentage of Outstanding Units	Shares of Valero Energy Stock Owned(5)	Total Shares of Valero Energy Stock Beneficially Owned(6)		Percentage of Outstanding Shares
Curtis V. Anastasio	9,100	9,100	(4)	18,242	42,692		(7)
H. Frederick Christie	2,250	2,250	(4)	7,039	16,718	(8)	(7)
William E. Greehey	49,000	49,000	(4)	1,224,763	3,793,196		3.6%
Gregory C. King	4,500	4,500	(4)	48,139	138,179		(7)
William R. Klesse	17,500	17,500	(4)	64,934	420,118		(7)
Rodman D. Patton	3,750	3,750	(4)	—	—		(7)
Robert A. Profusek(3)	1,750	1,750	(4)	—	—		(7)
Rodney L. Reese	4,000	4,000	(4)	7,335	14,221		(7)
All directors and executive officers as a group (10 persons)	98,850	98,850	1%	1,370,452	4,506,597		4.3%

(1)
Includes restricted common units issued under our long-term incentive plans, the vesting of which is contingent on the passage of time or continued service, as follows: Curtis V. Anastasio, 5,000 units; H. Frederick Christie, 750 units; William E. Greehey, 25,000 units; Gregory C. King, 4,000 units; William R. Klesse, 5,000 units; Rodman D. Patton, 750 units; Robert A. Profusek, 750 units; and all directors and executive officers as a group (10 persons) 44,250 units.

(2)
Consisting of the total common units owned outright or indirectly and common units which may be acquired within 60 days through the exercise of options.

(3)
Includes 1,000 common units registered in the name of Kathryn A. Profusek as to which Mr. Profusek shares voting and investment power.

(4)
The percentage of units beneficially owned by such individual did not exceed one percent of outstanding common units as of March 1, 2002.

(5)
Includes restricted common stock issued under long-term incentive plans, the vesting of which is contingent upon the passage of time or continued service, as follows: Curtis V. Anastasio, 5,500 shares; Gregory C. King, 1,666 shares; William R. Klesse, 20,000 shares; and all directors and officers as a group (10 persons) 30,166 shares.

(6)
Consisting of total common stock owned outright or indirectly and common stock that may be acquired within 60 days through the exercise of options.

(7)
The percentage of common stock beneficially owned by such individual did not exceed one percent of Valero Energy common stock outstanding as of March 1, 2002.

(8)
Includes 4,960 shares of Valero Energy common stock registered in the name of the Christie Family Trust as to which
Mr. Christie shares voting and investment power.

Certain Beneficial Owners

        The following table contains certain information regarding persons or entities whom we have been advised are beneficial owners of 5% or more of Valero L.P.'s outstanding units as of the dates indicated in the notes to the table.

Name and Address of Beneficial Owner	Common Units	Percentage of Common Units	Sub- ordinated Units	Percentage of Subordinated Units
Valero Energy Corporation(1) One Valero Place San Antonio, Texas 78212	4,424,322	46.1%	9,599,322	100%
Goldman, Sachs & Co.(2) The Goldman Sachs Group, Inc. 85 Broad Street New York, NY 10004	1,651,696	17.2%	—	—

(1)
Valero Energy owns the common and subordinated units through its subsidiary, UDS Logistics, LLC. Valero Energy is the direct owner of 100% of each of Diamond Shamrock Refining and Marketing Company and TPI Petroleum Inc. Diamond Shamrock Refining and Marketing Company holds a 45.023544% member interest in UDS Logistics, LLC. Diamond Shamrock Refining and Marketing Company also is the owner of 100% of each of Diamond Shamrock Refining Company, L.P. (through Diamond Shamrock Refining and Marketing Company's subsidiaries Sigmor Corporation and D-S Venture Company, LLC), Sigmor Corporation and The Shamrock Pipe Line Corporation, each of which holds a 5.414771%, 29.498522% and 13.544178% member interest in UDS Logistics, LLC, respectively. The remaining 6.518985% member interest in UDS Logistics, LLC is held by TPI Pipeline Corporation, a direct wholly owned subsidiary of TPI Petroleum Inc. UDS Logistics, LLC shares dispositive power with Valero Energy, Diamond Shamrock Refining and Marketing Company, TPI Petroleum, Inc., Diamond Shamrock Refining Company, L.P., Sigmor Corporation, D-S Venture Company, LLC, The Shamrock Pipeline Corporation and TPI Pipeline Corporation.

(2)
According to a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2002, Goldman Sachs & Co. and The Goldman Sachs Group, Inc. share voting and dispositive power with respect to these units.

(3)
Assumes 9,599,322 common units outstanding.

Item 13. Certain Relationships and Related Transactions

Rights of our General Partner

        UDS Logistics, LLC, the limited partner of our general partner, also owns 4,424,322 common units and 9,599,322 subordinated units representing an aggregate 71.6% limited partner interest in us. Our general partner, Riverwalk Logistics, L.P., owns a 2% interest in us and also owns the incentive distribution rights giving it higher percentages of our cash distributions as various target distribution levels are met.

        The subordinated units may convert to common units on a one-for-one basis on the first day following the record date for distributions for the quarter ending December 31, 2005, if we meet the tests set forth in our partnership agreement. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units.

        Our general partner is responsible for the management of Valero L.P. and Valero Logistics Operations.

Relationship with Valero Energy

        Our operations support Valero Energy's McKee, Three Rivers and Ardmore refineries and its marketing operations located in Texas, Oklahoma, Colorado, New Mexico and Arizona. Valero Energy and its affiliates account for 99% of our revenues. Although we intend to pursue strategic acquisitions of assets as opportunities may arise, we expect to continue to derive substantially all of our revenues from Valero Energy and its affiliates for the foreseeable future.

        Valero Energy owns and controls our general partner, Riverwalk Partners, L.P. We have entered into the following agreements with Valero Energy and its affiliates:

Omnibus Agreement

        On April 16, 2001, we entered into an agreement with UDS and the general partner, which will govern potential competition among us and the other parties to the agreement. Concurrent with the acquisition of UDS by Valero Energy, Valero Energy became the obligor under the Omnibus Agreement. Valero Energy has agreed and will cause its controlled affiliates to agree, for so long as Valero Energy and its affiliates control the general partner, not to engage in, whether by acquisition or otherwise, the business of transporting crude oil or refined products including petrochemicals or operating crude oil storage or refined products terminalling assets in the United States. This restriction will not apply to:

  •
  any business retained by Valero Energy at the closing of the initial public offering;

  •
  any further development of the Diamond-Koch Joint Venture petrochemicals business;

  •
  any business with a fair market value of less than $10 million;

  •
  any business acquired by Valero Energy that constitutes less than 50% of the fair market value of a larger acquisition, provided we have been offered and declined the opportunity to purchase this business; and

  •
  any newly constructed logistics assets that we have not offered to purchase within one year of construction at fair market value.

        The Omnibus Agreement also provided for a ten-year environmental indemnity. In connection with the initial public offering of Valero L.P., UDS agreed to indemnify us for environmental liabilities that arose prior to April 16, 2001 and are discovered within 10 years after April 16, 2001. Excluded from this indemnification are liabilities that result from a change in environmental law after April 16, 2001. Effective with the acquisition of UDS by Valero Energy, Valero Energy has assumed this environmental indemnification. In addition, as an operator or owner of the assets, we could be held liable for pre-April 16, 2001 environmental damage should Valero Energy be unable to fulfill its obligation. However, we believe that such a situation is remote given Valero Energy's financial condition.

Services Agreement

        Effective July 1, 2000, UDS entered into a Services Agreement with us, whereby UDS agreed to provide the corporate functions of legal, accounting, treasury, information technology and other services for an annual fee of $5,200,000 for a period of eight years. The $5,200,000 is adjustable annually based on the Consumer Price Index published by the U.S. Department of Labor and may be adjusted to take into account additional service levels necessitated by the acquisition or construction of additional assets. Management believes that the $5,200,000 is a reasonable approximation of the general and administrative costs related to the pipeline, terminalling and storage operations. This annual fee is in addition to the incremental general and administrative costs to be incurred from third parties as a result of our being a publicly held entity.

        The Services Agreement also requires that we reimburse UDS for various recurring costs of employees who work exclusively within the pipeline, terminalling and storage operations and for certain other costs incurred by UDS relating solely to us. These employee costs include salary, wages and benefit costs. Concurrent with the acquisition of UDS by Valero Energy, Valero Energy became the obligor under the Services Agreement.

        Prior to July 1, 2000, UDS allocated approximately 5% of its general and administrative expenses incurred in the United States to its pipeline, terminalling and storage operations to cover costs of centralized corporate functions and other corporate services. A portion of the allocated general and administrative costs is passed on to partners, which jointly own certain pipelines and terminals with us.

Pipelines and Terminals Usage Agreement

        On April 16, 2001, UDS entered into the Pipelines and Terminals Usage Agreement with us, whereby UDS agreed to use our pipelines to transport at least 75% of the crude oil shipped to and at least 75% of the refined products shipped from the McKee, Three Rivers and Ardmore refineries and to use our refined product terminals for terminalling services for at least 50% of all refined products shipped from these refineries until at least April, 2008. For the year ended December 31, 2001, UDS used our pipelines to transport 78% of its crude oil shipped to and 80% of the refined products shipped from the McKee, Three Rivers and Ardmore refineries and UDS used our terminalling services for 60% of all refined products shipped from these refineries. Valero Energy also assumed the obligation under the Pipelines and Terminals Usage Agreement in conjunction with the acquisition of UDS by Valero Energy.

        If market conditions change, with respect to the transportation of crude oil or refined products or to the end markets in which Valero Energy sells refined products, in a material manner such that Valero Energy would suffer a material adverse effect if it were to continue to use our pipelines and terminals at the required levels, Valero Energy's obligation to us will be suspended during the period of the change in market conditions to the extent required to avoid the material adverse effect.

Summary of Transactions with Valero Energy

        We have related party transactions with Valero Energy (formerly UDS) for pipeline tariff and terminalling fee revenues, certain employee costs, insurance costs, administrative costs and interest expense on the debt due to parent (for the period July 1, 2000 to April 15, 2001). The receivable from parent, reflected in the consolidated and combined financial statements as of December 31, 2001 and 2000, represents the net amount due from Valero Energy for these related party transactions and the net cash collected under Valero Energy's centralized cash management program on our behalf.

        The following table summarizes transactions with Valero Energy:

	Successor		Predecessor
	Year Ended December 31, 2001	Six Months Ended December 30, 2000	Six Months Ended June 30, 2000	Year Ended December 31, 1999
	(in thousands)
Revenues	$98,166	$47,210	$44,187	$108,467
Operating expenses	11,452	5,718	5,393	9,614
General and administrative expenses	5,200	2,600	2,839	5,201
Interest expense on debt due to parent	2,513	4,307	—	—

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)
(1) and (2)—List of financial statements and financial statement schedules

        The following consolidated and combined financial statements of Valero L.P. and Valero Logistics Operations, L.P. (successor to the Ultramar Diamond Shamrock Logistics Business) are included under Part II, Item 8 of this Form 10-K:

Report of Independent Public Accountants
Consolidated and Combined Balance Sheets—December 31, 2001 and 2000
Consolidated and Combined Statements of Income—Year Ended December 31, 2001, the Six Months Ended December 31, 2000 and June 30, 2000 and the Year Ended December 31, 1999
Consolidated and Combined Statements of Cash Flows—Year Ended December 31, 2001, the Six Months Ended December 31, 2000 and June 30, 2000 and the Year Ended December 31, 1999
Combined Statements of Partners' Equity/Net Parent Investment—Six Months Ended December 31, 2000 and June 30, 2000 and the Year Ended December 31, 1999
Consolidated and Combined Statement of Partners' Equity—Year Ended December 31, 2001
Notes to Consolidated and Combined Financial Statements—Year Ended December 31, 2001, the Six Months Ended December 31, 2000 and June 30, 2000 and the Year Ended December 31, 1999
(B)
Reports on Form 8-K

        A Current Report on Form 8-K was filed February 15, 2002 relating to the acquisition of the Wichita Falls crude oil pipeline and storage facility from Valero Energy on February 1, 2002. The registrant will file with the Commission the required financial statements on or prior to April 16, 2002.

(C)
Exhibits

        Filed as part of this Form 10-K are the following:

Exhibit Number		Description	Incorporated by Reference to the Following Document
3.1	—	Certificate of Limited Partnership of Valero L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.1
3.2	—	Certificate of Amendment to Certificate of Limited Partnership of Valero L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.2
3.3	—	Amended and Restated Certificate of Limited Partnership of Valero L.P.	*
3.4	—	Second Amended and Restated Agreement of Limited Partnership of Valero L.P.	*
3.5	—	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Valero L.P.	*
3.6	—	Certificate of Limited Partnership of Valero Logistics Operations, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.4

3.7	—	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.5
3.8	—	Amended and Restated Certificate of Limited Partnership of Valero Logistics Operations, L.P.	*
3.9	—	Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	*
3.10	—	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P	*
3.11	—	Certificate of Limited Partnership of Riverwalk Logistics, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.7
3.12	—	Agreement of Limited Partnership of Riverwalk Logistics, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.8
3.13	—	Certificate of Formation of Valero GP, LLC	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.9
3.14	—	Certificate of Amendment to Certificate of Formation of Valero GP, LLC	*
3.15	—	First Amendment to First Amended and Restated Limited Liability Company Agreement of Valero GP, LLC	*
3.16	—	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P.	*
10.1	—	Credit Agreement dated as of December 15, 2000 among Valero Logistics Operations, L.P., the Lenders party thereto, and The Chase Manhattan Bank, as Administrative Agent, Royal Bank of Canada, as Syndication Agent, Suntrust Bank, as Documentation Agent, Chase Securities Inc., as Arranger	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.1
10.2	—	Valero GP, LLC 2002 Unit Option Plan	*
10.3	—	Valero GP, LLC 2000 Long-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.3
10.4	—	Valero GP, LLC Short-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.4
10.6	—	Pipelines and Terminals Usage Agreement	*
10.7	—	Omnibus Agreement	*
10.8	—	Services Agreement	*

10.9	—	Form of Valero GP, LLC Intermediate-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.9
10.10	—	First Amendment to Credit Agreement dated as of February 23, 2001	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.10
10.11	—	First Amendment to Omnibus Agreement	*
10.12	—	Restricted Unit Agreement	*
10.13	—	Operating Agreement	*
16.1	—	Letter re Change of Certifying Accountant	*
21.1	—	List of subsidiaries of Valero L.P.	*
23.1	—	Consent of Arthur Andersen LLP	*
24.1	—	Powers of Attorney (included in signature page)	*
99.1	—	Revised Audit Committee of the Board of Directors Charter	*
99.2	—	Required Letter to Securities and Exchange Commission under Temporary Note 3T	*

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Valero L.P. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALERO L.P.
By: Riverwalk Logistics, L.P., its general partner

  By: Valero GP, LLC, its general partner

By:	/s/ CURTIS V. ANASTASIO
(Curtis V. Anastasio) Chief Executive Officer March 22, 2002

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Curtis V. Anastasio, Steven A. Blank, John Krueger, Jr. and Todd Walker, or any of them, each with power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all subsequent amendments and supplements to this Annual Report on Form 10-K, and to file the same, or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby qualifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ WILLIAM E. GREEHEY William E. Greehey	Chairman of the Board and Director	March 22, 2002
/s/ CURTIS V. ANASTASIO (Curtis V. Anastasio)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2002
/s/ STEVEN A. BLANK (Steven A. Blank)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 22, 2002
/s/ JOHN H. KRUEGER, JR. (John H. Krueger, Jr.)	Senior Vice President and Controller (Principal Accounting Officer)	March 22, 2002
/s/ WILLIAM R. KLESSE (William R. Klesse)	Executive Vice President and Director	March 22, 2002
/s/ GREGORY C. KING (Gregory C. King)	Director	March 22, 2002
/s/ H. FREDERICK CHRISTIE (H. Frederick Christie)	Director	March 22, 2002
/s/ RODMAN D. PATTON (Rodman D. Patton)	Director	March 22, 2002
/s/ ROBERT A. PROFUSEK (Robert A. Profusek)	Director	March 22, 2002