Form 10-K/A
period 2001-12-31
VALERO L P
filed 2002-04-04
CIK 1110805

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. (X)

As of February 28, 2002, the aggregate market value of common units held by non-affiliates based on the last sales price as quoted on the NYSE was $189,862,000.

The number of common units outstanding as of February 28, 2002 was 9,654,572.

VALERO L.P.
FORM 10-K/A
DECEMBER 31, 2001

TABLE OF CONTENTS

PART II
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	3
PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	4
	Signatures	7

Explanatory Note

        This Form 10-K/A of Valero L.P. for the year ended December 31, 2001 amends the first paragraph of Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure to indicated that Arthur Andersen LLP was dismissed as the Valero L.P.'s independent public accountants.

PART II—OTHER INFORMATION

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On March 22, 2002, upon the recommendation of the audit committee, the board of directors approved the dismissal of Arthur Andersen LLP (Arthur Andersen) as Valero L.P.'s independent public accountants and the selection of Ernst & Young LLP (Ernst & Young) as Valero L.P.'s new independent public accountants to audit the consolidated financial statements of Valero L.P. for the year ending December 31, 2002. This change will become effective upon the completion by Arthur Andersen of its audits of the financial statements of the Wichita Falls crude oil pipeline and storage facility operation, which audits are expected to be completed by April 16, 2002.

        Arthur Andersen's reports on Valero L.P.'s (formerly Shamrock Logistics, L.P.) consolidated and combined financial statements for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2001 and 2000 and through the filing date of this Annual Report on Form 10-K/A, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on Valero L.P.'s consolidated and combined financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        Valero L.P. provided Arthur Andersen with a copy of the foregoing disclosures. Included as Exhibit 16.1 is a copy of Arthur Andersen's letter, dated April 3, 2002, stating its agreement with such statements.

        During the years ended December 31, 2001 and 2000 and through the filing date of its Annual Report on Form 10-K, Valero L.P. did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Valero L.P.'s consolidated and combined financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A) (1) and (2)—List of financial statements and financial statement schedules

The following consolidated and combined financial statements of Valero L.P. and Valero Logistics Operations, L.P. (successor to the Ultramar Diamond Shamrock Logistics Business) are included under Part II, Item 8 of the Form 10-K:

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

(C) Exhibits

Filed as part of the Form 10-K are the following:

Exhibit Number		Description	Incorporated by Reference to the Following Document
3.1	—	Certificate of Limited Partnership of Valero L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.1
3.2	—	Certificate of Amendment to Certificate of Limited Partnership of Valero L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.2
3.3	—	Amended and Restated Certificate of Limited Partnership of Valero L.P.	*
3.4	—	Second Amended and Restated Agreement of Limited Partnership of Valero L.P.	*
3.5	—	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Valero L.P	*
3.6	—	Certificate of Limited Partnership of Valero Logistics Operations, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.4
3.7	—	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.5

3.8	—	Amended and Restated Certificate of Limited Partnership of Valero Logistics Operations, L.P.	*
3.9	—	Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	*
3.10	—	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P	*
3.11	—	Certificate of Limited Partnership of Riverwalk Logistics, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.7
3.12	—	Agreement of Limited Partnership of Riverwalk Logistics, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.8
3.13	—	Certificate of Formation of Valero GP, LLC	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.9
3.14	—	Certificate of Amendment to Certificate of Formation of Valero GP, LLC	*
3.15	—	First Amendment to First Amended and Restated Limited Liability Company Agreement of Valero GP, LLC	*
3.16	—	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P.	*
10.1	—
		Credit Agreement dated as of December 15, 2000 among Valero Logistics Operations, L.P., the Lenders party thereto, and The Chase Manhattan Bank, as Administrative Agent, Royal Bank of Canada, as Syndication Agent, Suntrust Bank, as Documentation Agent, Chase Securities Inc., as Arranger	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.1
10.2	—	Valero GP, LLC 2002 Unit Option Plan	*
10.3	—	Valero GP, LLC 2000 Long-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.3
10.4	—	Valero GP, LLC Short-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.4
10.6	—	Pipelines and Terminals Usage Agreement	*
10.7	—	Omnibus Agreement	*
10.8	—	Services Agreement	*

10.9	—	Form of Valero GP, LLC Intermediate-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.9
10.10	—	First Amendment to Credit Agreement dated as of February 23, 2001	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.10
10.11	—	First Amendment to Omnibus Agreement	*
10.12	—	Restricted Unit Agreement	*
10.13	—	Operating Agreement	*
16.1	—	Letter re Change of Certifying Accountant	#
21.1	—	List of subsidiaries of Valero L.P.	*
23.1	—	Consent of Arthur Andersen LLP	*
24.1	—	Powers of Attorney (included in signature page)	*
99.1	—	Revised Audit Committee of the Board of Directors Charter	*
99.2	—	Required Letter to Securities and Exchange Commission Under Temporary Note 3T	*

*
Filed as part of the Form 10-K for the year ended December 31, 2001
#
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Valero L.P. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALERO L.P. By: Riverwalk Logistics, L.P., its general partner By: Valero GP, LLC, its general partner
By:	/s/ CURTIS V. ANASTASIO (Curtis V. Anastasio) Chief Executive Officer April 3, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM E. GREEHEY* (William E. Greehey)	Chairman of the Board and Director	April 3, 2002
/s/ CURTIS V. ANASTASIO* (Curtis V. Anastasio)	President, Chief Executive Officer and Director (Principal Executive Officer)	April 3, 2002
/s/ STEVEN A. BLANK* (Steven A. Blank)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 3, 2002
/s/ JOHN H. KRUEGER, JR.* (John H. Krueger, Jr.)	Senior Vice President and Controller (Principal Accounting Officer)	April 3, 2002
/s/ WILLIAM R. KLESSE* (William R. Klesse)	Executive Vice President and Director	April 3, 2002
/s/ GREGORY C. KING* (Gregory C. King)	Director	April 3, 2002
/s/ H. FREDERICK CHRISTIE* (H. Frederick Christie)	Director	April 3, 2002
/s/ RODMAN D. PATTON* (Rodman D. Patton)	Director	April 3, 2002
/s/ ROBERT A. PROFUSEK* (Robert A. Profusek)	Director	April 3, 2002
/s/ TODD WALKER (Todd Walker) Attorney-in-Fact		April 3, 2002