Form 10-Q
period 2002-03-31
VALERO L P
filed 2002-05-15
CIK 1110805

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

                      For the quarter ended March 31, 2002


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

                               Yes    X   No
                                     ---     ---


As of April 30, 2002, 9,654,572 common units were outstanding.





================================================================================

                                   VALERO L.P.
                                    FORM 10-Q
                                 MARCH 31, 2002

                                TABLE OF CONTENTS


                                                                            Page

                         PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated and Combined Balance Sheets
             as of March 31, 2002 and December 31, 2001...................... 3

         Consolidated and Combined Statements of Income
             for the Three Months Ended March 31, 2002 and 2001.............. 4

         Consolidated and Combined Statements of Cash Flows
             for the Three Months Ended March 31, 2002 and 2001.............. 5

         Notes to Consolidated and Combined Financial Statements............. 6

 Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................13

 Item 3. Quantitative and Qualitative Disclosures About Market Risk..........19

                           PART II - OTHER INFORMATION

 Item 1. Legal Proceedings...................................................19

 Item 2. Changes in Securities and Use of Proceeds...........................19

 Item 3. Defaults Upon Senior Securities.....................................19

 Item 4. Submission of Matters to a Vote of Security Holders.................19

 Item 5. Other Information...................................................19

 Item 6. Exhibits and Reports on Form 8-K....................................20

         SIGNATURE...........................................................20

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                   (unaudited, in thousands, except unit data)

                                                                                             Restated
                                                                             March 31,      December 31,
                                                                               2002             2001
                                                                               ----             ---
                                                                                              (note 2)
                                Assets
Current assets:
   Cash and cash equivalents........................................        $   7,689        $   7,796
   Receivable from parent...........................................            6,327            6,292
   Accounts receivable..............................................            2,596            2,855
   Other current assets.............................................              460                -
                                                                              -------         -------
      Total current assets..........................................           17,072           16,943
                                                                              -------         -------

Property, plant and equipment.......................................          472,039          470,401
Less accumulated depreciation and amortization......................         (125,584)        (121,389)
                                                                              -------          -------
   Property, plant and equipment, net...............................          346,455          349,012
Goodwill, net.......................................................            4,715            4,715
Investment in Skelly-Belvieu Pipeline Company.......................           16,399           16,492
Other noncurrent assets, net........................................              384              384
                                                                              -------          -------
    Total assets....................................................        $ 385,025        $ 387,546
                                                                              =======          =======


                   Liabilities and Partners' Equity
Current liabilities:
   Current portion of long-term debt................................        $     416        $     462
   Accounts payable and accrued liabilities.........................            4,107            4,215
   Taxes other than income taxes....................................            1,190            1,894
                                                                              -------          -------
      Total current liabilities.....................................            5,713            6,571

Long-term debt, less current portion................................           89,660           25,660
Other long-term liabilities.........................................                -                2
Deferred income tax liabilities.....................................                -           13,147
Commitments and contingencies

Partners' equity:
   Common units (9,654,572 and 9,599,322 outstanding as of 2002
     and 2001, respectively)........................................          168,433          169,305
   Subordinated units (9,599,322 outstanding as of 2002 and 2001)...          115,429          116,399
   General partner's equity.........................................            5,790            5,831
   Net parent investment in the Wichita Falls Business..............                -           50,631
                                                                              -------          -------
     Total partners' equity.........................................          289,652          342,166
                                                                              -------          -------
     Total liabilities and partners' equity.........................        $ 385,025        $ 387,546
                                                                              =======          =======

    See accompanying notes to consolidated and combined financial statements.




                VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
            (unaudited, in thousands, except unit and per unit data)

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                          2002               2001
                                                                          ----               ----
Revenues.......................................................        $ 26,024           $ 23,422
                                                                         ------             ------
Costs and expenses:
   Operating expenses..........................................           9,184              8,651
   General and administrative expenses.........................           1,789              1,172
   Depreciation and amortization...............................           4,355              3,238
                                                                         ------             ------
      Total costs and expenses.................................          15,328             13,061
                                                                         ------             ------
Operating income...............................................          10,696             10,361
  Equity income from Skelly-Belvieu Pipeline Company...........             678                669
  Interest expense, net........................................            (556)            (2,244)
                                                                         ------             ------
Income before income tax expense...............................          10,818              8,786
  Income tax expense...........................................             395                  -
                                                                         ------             ------
Net income.....................................................        $ 10,423           $  8,786
                                                                         ======             ======
Allocation of net income:
General partner's interest in net income.......................        $    195
Limited partners' interest in net income.......................           9,578
Net income applicable to the Wichita Falls Business
  for the month ended January 31, 2002.........................             650
                                                                         ------
  Net income...................................................        $ 10,423
                                                                         ======
Basic and diluted net income per limited
    partnership unit...........................................        $   0.50
                                                                         ======
Weighted average number of limited partnership
    units outstanding..........................................      19,241,617
                                                                     ==========

    See accompanying notes to consolidated and combined financial statements.



                VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                          2002                    2001
                                                                          ----                    ----
Cash Flows from Operating Activities:
Net income .......................................................     $  10,423              $  8,786
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization..................................         4,355                 3,238
   Equity income from Skelly-Belvieu Pipeline Company.............          (678)                 (669)
   Deferred income tax expense....................................            54                     -
   Compensation recognized under the restricted unit plan.........           132                     -
   Changes in operating assets and liabilities:
     Increase in receivable from parent...........................           (35)               (7,780)
     Decrease (increase) in accounts receivable...................           259                  (674)
     Increase in other current assets.............................          (460)                 (555)
     Decrease in accounts payable, accrued liabilities
      and taxes other than income taxes...........................          (782)               (2,078)
   Distributions received from Skelly-Belvieu Pipeline Company....           771                   639
   Decrease in other long-term liabilities........................            (2)                    -
                                                                         -------                ------
         Net cash provided by operating activities................        14,037                   907
                                                                         -------                ------
Cash Flows from Investing Activities:
Maintenance capital expenditures..................................          (789)                 (745)
Expansion capital expenditures....................................        (1,009)                 (162)
Acquisition of the Wichita Falls Business.........................       (64,000)                    -
                                                                         -------                ------
         Net cash used in investing activities....................       (65,798)                 (907)
                                                                         -------                ------
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings...........................        64,000                     -
Repayment of long-term debt.......................................           (46)                    -
Distribution to Valero Energy in January 2002 related to the
  Wichita Falls Business..........................................          (512)                    -
Payment of distributions to unitholders...........................       (11,788)                    -
                                                                         -------                ------
         Net cash provided by financing activities................        51,654                     -
                                                                         -------                ------

Net decrease in cash and cash equivalents.........................          (107)                    -
Cash and cash equivalents as of the beginning of the period.......         7,796                     4
                                                                         -------                ------
Cash and cash equivalents as of the end of the period.............     $   7,689              $      4
                                                                         =======                ======


    See accompanying notes to consolidated and combined financial statements.

                VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


NOTE 1: Organization

Valero L.P. is a Delaware limited partnership owned approximately 73% by Valero Energy Corporation (Valero Energy) and approximately 27% by public unitholders. Valero Logistics Operations, L.P. (Valero Logistics Operations) is also a Delaware limited partnership and is a subsidiary of Valero L.P. As used in this report, the term Partnership may refer, depending on the context, to Valero L.P., Valero Logistics Operations or both of them taken as a whole.

The Partnership owns and operates most of the crude oil and refined product pipeline, terminalling and storage assets located in Texas, Oklahoma, New Mexico and Colorado that support Valero Energy's McKee and Three Rivers refineries located in Texas and its Ardmore refinery located in Oklahoma.

Valero Energy is a refining and marketing company with 12 refineries and approximately 4,600 company-operated and dealer-operated convenience stores. Valero Energy's refining operations include various logistics assets (pipelines, terminals, marine dock facilities, bulk storage facilities, refinery delivery racks, rail car loading equipment and shipping and trucking operations) that support the refining and retail operations. A portion of the logistics assets consists of crude oil and refined product pipelines, refined product terminals and crude oil storage facilities located in Texas, Oklahoma, New Mexico and Colorado that support the McKee, Three Rivers and Ardmore refineries. These pipeline, terminalling and storage assets transport crude oil and other feedstocks to the refineries and transport refined products from the refineries to terminals for further distribution. Valero Energy markets the refined products produced by these refineries primarily in Texas, Oklahoma, Colorado, New Mexico and Arizona through a network of approximately 2,700 company-operated and dealer-operated convenience stores, as well as other wholesale and spot market sales and exchange agreements.

On December 31, 2001, Valero Energy completed its acquisition of Ultramar Diamond Shamrock Corporation (UDS) in a purchase business combination. The assets acquired included UDS' ownership in Valero L.P. and Valero Logistics Operations as well as ownership of Riverwalk Logistics, L.P., the general partner of both Valero L.P. and Valero Logistics Operations.

NOTE 2: Basis of Presentation

The Partnership prepared these unaudited consolidated and combined financial statements in accordance with United States' generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the 2002 presentation.

Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements as of that date and restated to include the balances of the Wichita Falls Business as discussed below, but does not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements.

In addition, substantially all of the Partnership's revenues are derived from Valero Energy and its various subsidiaries, based on the operations of Valero Energy's McKee, Three Rivers and Ardmore refineries. Accordingly, the Partnership's results are directly impacted by the operations of these three Valero Energy refineries.

               VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

These consolidated and combined financial statements should be read along with the audited consolidated and combined financial statements and notes thereto included in Valero L.P.'s Form 10-K/A filed on April 3, 2002 and Valero L.P.'s Form 8-K/A dated February 1, 2002 and filed on April 16, 2002.

Acquisition of the Wichita Falls Business
On February 1, 2002, the Partnership acquired the Wichita Falls Crude Oil Pipeline and Storage Business (the Wichita Falls Business) from Valero Energy for a total cost of $64,000,000. The purchase price was funded with borrowings under the Partnership's revolving credit facility.

The Wichita Falls Business consists of the following assets:
o A 271.7 mile pipeline originating in Wichita Falls, Texas and ending at Valero Energy's McKee refinery in Dumas, Texas. The pipeline has the capacity to transport 110,000 barrels per day of crude oil gathered or acquired by Valero Energy at Wichita Falls. The Wichita Falls crude oil pipeline connects to third party pipelines that originate along the Texas Gulf Coast.
o Four storage tanks located in Wichita Falls, Texas with a total capacity of 660,000 barrels.

In the fourth quarter of 2001, UDS completed an expansion project to increase the capacity of the crude oil pipeline from 85,000 barrels per day to 110,000 barrels per day and to increase the capacity of the storage facility from 360,000 barrels to 660,000 barrels.

Since the acquisition of the Wichita Falls Business represents the transfer of a business under the common control of Valero Energy, the balance sheet as of December 31, 2001 and the statements of income and cash flows for the month ended January 31, 2002 (preceding the acquisition date) have been restated to include the Wichita Falls Business. The assumed transfer to the Partnership as of December 31, 2001 (the earliest date on which common control existed) and the restatement of the January 2002 statements of income and cash flows have been recorded based on Valero Energy's historical cost, which was based on Valero Energy's allocation of the purchase price paid for UDS. The balance sheet of the Wichita Falls Business as of December 31, 2001, which is included in the combined balance sheet as of December 31, 2001, includes the following amounts in the respective captions.

                                                           Wichita Falls
                                                             Business
                                                         December 31, 2001
                                                         -----------------
                                                           (in thousands)
       Balance Sheet Caption
        Property, plant and equipment...................     $ 64,160
        Accrued liabilities.............................          131
        Taxes other than income taxes...................          251
        Deferred income tax liabilities.................       13,147
        Net parent investment...........................       50,631

               VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The following unaudited pro forma financial information for the three months ended March 31, 2001 assumes that the Wichita Falls Business was acquired on January 1, 2001 with borrowings under the revolving credit facility.

                                                            Three Months
                                                                Ended
                                                              March 31,
                                                                 2001
                                                                 ----
                                                            (in thousands)
       Pro Forma Income Statement Information
        Revenues........................................      $ 27,298
        Costs and expenses..............................        14,642
        Operating income................................        12,656
        Net income......................................        10,331

Since Valero L.P. had not completed its IPO by March 31, 2001, all the net income for the three months ended March 31, 2001, would have been allocated to Valero Energy (the Business's parent) and thus there was no net income per limited partnership unit for that period.

The financial statements included in this Form 10-Q represent the consolidated and combined financial statements of Valero L.P., Valero Logistics Operations and the Wichita Falls Business as follows:
o consolidated financial statements of the Partnership, including the Wichita Falls Business, as of March 31, 2002 and for the two months ended March 31, 2002;
o combined financial statements of the Partnership and the Wichita Falls Business as of December 31, 2001 and for the one month ended January 31, 2002; and
o combined financial statements of Valero L.P. and Valero Logistics Operations for the three months ended March 31, 2001.

NOTE 3: Accounting Pronouncements

FASB Statement No. 144
In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" but retains Statement No. 121's fundamental provisions for recognition and measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. This statement also supersedes APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. Statement No. 144 does not apply to goodwill or other intangible assets, the accounting and reporting of which is addressed in newly issued Statement No. 142, "Goodwill and Other Intangible Assets." The provisions of Statement No. 144 are effective for financial statements for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. There was no impact to the
Partnership's financial position or results of operations as a result of adopting this statement effective January 1, 2002.

FASB Statement No. 145
In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement:
o rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt,"
o rescinds Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,"
o rescinds Statement No. 44, "Accounting for Intangible Assets of Motor Carriers," and

               VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

o amends Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.


This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of Statement No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002 and the provisions of this statement related to the Statement No. 13 sale-leaseback inconsistency shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002, with earlier application encouraged. The Partnership does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

NOTE 4: Commitments and Contingencies

The Partnership's operations are subject to environmental laws and regulations adopted by various federal, state and local governmental authorities in the jurisdictions in which it operates. Although the Partnership believes its operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in pipeline, terminalling and storage operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs and liabilities. Accordingly, the Partnership has adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health and the handling, storage, use and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. However, some risk of environmental or other damage is inherent in pipeline, terminalling and storage operations, as it is with other entities engaged in similar businesses. Although environmental costs may have a significant impact on results of operations for any single period, the Partnership believes that such costs will not have a material adverse effect on its financial position.

In connection with the initial public offering of Valero L.P., UDS agreed to indemnify Valero L.P. for environmental liabilities that arose prior to April 16, 2001 and are discovered within 10 years after April 16, 2001. Excluded from this indemnification are liabilities that result from a change in environmental law after April 16, 2001. Effective with the acquisition of UDS by Valero Energy, Valero Energy has assumed this environmental indemnification. In addition, as an operator or owner of the assets, the Partnership could be held liable for pre-April 16, 2001 environmental damage should Valero Energy be unable to fulfill its obligation. However, the Partnership believes that such a situation is remote given Valero Energy's financial condition.

In conjunction with the sale of the Wichita Falls Business to Valero L.P., Valero Energy has agreed to indemnify Valero L.P. for any environmental liabilities that arose prior to February 1, 2002 and are discovered by April 15, 2011. As of and for the years ended December 31, 2001, 2000 and 1999, and as of and for the one month ended January 31, 2002, the Wichita Falls Business did not incur any environmental liability; thus there was no accrual on January 31, 2002.

The Partnership is involved in various lawsuits, claims and regulatory proceedings incidental to its business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Partnership's financial position or results of operations.

               VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

NOTE 5: Related Party Transactions

The Partnership has related party transactions with Valero Energy for pipeline tariff and terminalling fee revenues, certain employee costs, insurance costs, administrative costs and interest expense on the debt due to parent (for the period January 1, 2001 to April 15, 2001). The receivable from parent represents the net amount due from Valero Energy for these related party transactions and the net cash collected under Valero Energy's centralized cash management program on the Partnership's behalf.

The following table summarizes transactions with Valero Energy:

                                                         Three Months Ended
                                                              March 31,
                                                              ---------
                                                       2002               2001
                                                       ----               ----
                                                            (in thousands)

  Revenues....................................      $ 25,910           $ 23,272
  Operating expenses..........................         3,407              2,683
  General and administrative expenses.........         1,300              1,300
  Interest expense on debt due to parent......             -              2,154

Under the Services Agreement with the Partnership, Valero Energy has agreed to provide the corporate functions of legal, accounting, treasury, information technology and other services for an annual fee of $5,200,000 until July 2008. The $5,200,000 is adjustable annually based on the Consumer Price Index published by the U.S. Department of Labor, and may also be adjusted to take into account additional service levels necessitated by the acquisition or construction of additional assets. This annual fee is in addition to the incremental general and administrative costs to be incurred from third parties as a result of the Partnership being a publicly held entity.

The Services Agreement also requires that the Partnership reimburse Valero Energy for various recurring costs of employees who work exclusively within the pipeline, terminalling and storage operations and for certain other costs incurred by Valero Energy relating solely to the Partnership. These employee costs include salary, wages and benefit costs.

Under the Pipelines and Terminals Usage Agreement with the Partnership, Valero Energy has agreed to use the Partnership's pipelines to transport at least 75% of the crude oil shipped to and at least 75% of the refined products shipped from the McKee, Three Rivers and Ardmore refineries and to use the Partnership's refined product terminals for terminalling services for at least 50% of all refined products shipped from these refineries until at least April 2008. For the three months ended March 31, 2002, Valero Energy used the Partnership's pipelines to transport 91% of its crude oil shipped to and 79% of the refined products shipped from the McKee, Three Rivers and Ardmore refineries and Valero Energy used the Partnership's terminalling services for 63% of all refined products shipped from these refineries.

If market conditions change, either with respect to the transportation of crude oil or refined products or to the end markets in which Valero Energy sells refined products, in a material manner such that Valero Energy would suffer a material adverse effect if it were to continue to use the Partnership's pipelines and terminals at the required levels, Valero Energy's obligation to the Partnership will be suspended during the period of the change in market conditions to the extent required to avoid the material adverse effect. The economic-based production cutbacks at the McKee, Three Rivers and Ardmore refineries during the first quarter of 2002 were not considered a triggering event under the Pipelines and Terminals Usage Agreement.

               VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

NOTE 6: Long-term Debt

As of March 31, 2002, the Partnership had $80,000,000 outstanding under its $120,000,000 revolving credit facility. During the first quarter of 2002, the Partnership borrowed $64,000,000 under the revolving credit facility to purchase the Wichita Falls Business from Valero Energy.

The revolving credit facility expires on January 15, 2006 and borrowings under the revolving credit facility bear interest at either an alternative base rate or the LIBOR rate at the option of the Partnership.

The revolving credit facility requires that the Partnership maintain certain financial ratios and includes other restrictive covenants, including a prohibition on distributions if any default, as defined in the revolving credit facility, exists or would result from the distribution. Management believes that the Partnership is in compliance with all of these ratios and covenants.

NOTE 7: Net Income per Limited Partnership Unit

The following table provides details of the basic and diluted net income per limited partnership unit computations:

                                                                       Three Months Ended March 31, 2002
                                                                       ---------------------------------
                                                                 Net Income           Units           Per Unit
                                                                (Numerator)       (Denominator)        Amount
                                                                -----------       -------------        ------
                                                                        (in thousands)
    Limited partners' interest in net income..................   $ 9,578
                                                                   =====

    Basic net income per common and subordinated unit.........   $ 9,578              19,242           $ 0.50
                                                                  ======              ======             ====

    Dilutive net income per common and subordinated unit......   $ 9,578              19,242           $ 0.50
                                                                   =====              ======             ====

The Partnership generated sufficient net income such that the amount of net income allocated to common units was equal to the amount allocated to the subordinated units, after consideration of the general partner interest.

Net income prior to the Partnership's initial public offering on April 16, 2001 was allocated entirely to UDS and its affiliates and the net income related to the Wichita Falls Business for the month ended January 31, 2002 of $650,000 was allocated entirely to Valero Energy, the Business's parent.

NOTE 8: Restricted Units

Valero GP, LLC, the general partner of Riverwalk Logistics, L.P., adopted a long-term incentive plan under which restricted units may be awarded to certain key employees and non-employees. In January 2002, Valero GP, LLC granted a total of 55,250 restricted units to its officers and outside directors. One-third of the restricted units will vest at the end of each year of the three-year vesting period. For the three months ended March 31, 2002, the Partnership recognized $132,000 of compensation expense associated with these restricted units, which were valued at $40.95 per unit as of January 21, 2002, the date of grant.

               VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

NOTE 9: Distributions

The Partnership makes quarterly distributions of 100% of its available cash, generally defined as cash receipts less cash disbursements and cash reserves established by the general partner in its sole discretion. Pursuant to the partnership agreement, the general partner is entitled to incentive distributions if the amount the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

                                                 Percentage of Distribution
                                                 --------------------------
   Quarterly Distribution Amount per Unit      Unitholders      General Partner
   --------------------------------------      -----------      ---------------

   Up to $0.60                                    98%                 2%
   Above $0.60 up to $0.66                        90%                10%
   Above $0.66 up to $0.90                        75%                25%
   Above $0.90                                    50%                50%

On February 14, 2002, the Partnership paid the fourth quarter cash distribution of $0.60 per unit for a total distribution of $11,788,000, including $236,000 paid to the general partner.

On April 19, 2002, the Partnership declared a quarterly distribution of $0.65 per unit payable on May 15, 2002 to unitholders of record on May 1, 2002. This distribution, related to the first quarter of 2002, is expected to total $12,858,000, of which $1,070,000 is an incentive distribution. The general partner's share of the total distribution is expected to be $343,000, of which $107,000 is an incentive distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Forward-Looking Statements

This quarterly report on Form 10-Q contains certain "forward-looking" statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and information relating to the Partnership that is based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar expressions, as they relate to the Partnership or management, identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations, including those relating to competitive factors such as competing pipelines, pricing pressures, changes in market conditions, reductions in production at the refineries that the Partnership supplies with crude oil and whose refined production it transports, inability to acquire additional non-affiliated pipeline entities or assets, reductions in space allocated to the Partnership in interconnecting third party pipelines, shifts in market demand and general economic conditions and other factors.

Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from the forward-looking statements described herein.

Introduction

The Partnership's results of operations may be affected by seasonal factors, such as the demand for petroleum products, which vary during the year, or industry factors that may be specific to a particular period, such as the demand for refined products, industry supply capacity and refinery maintenance turnarounds.

On February 1, 2002, the Partnership acquired the Wichita Falls Crude Oil Pipeline and Storage Business (the Wichita Falls Business) from Valero Energy for a total cost of $64,000,000. Since the acquisition of the Wichita Falls Business represents the transfer of a business under the common control of Valero Energy, the balance sheet as of December 31, 2001 (the earliest date on which common control existed) and the statements of income and cash flows for the month ended January 31, 2002 (preceding the acquisition date) have been restated to include the Wichita Falls Business. As a result, the financial data and operating data which follow under "Results of Operations" represent the consolidated and combined results of Valero L.P., Valero Logistics Operations and the Wichita Falls Business as follows:
o consolidated results of the Partnership as of March 31, 2002 and for the two months ended March 31, 2002;
o combined results of the Partnership and the Wichita Falls Business as of December 31, 2001 and for the one month ended January 31, 2002; and
o combined results of Valero L.P. and Valero Logistics Operations for the three months ended March 31, 2001.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Financial Data:

                                                       Three Months Ended
                                                           March 31,
                                                           ---------
                                                       2002              2001
                                                       ----              ----
                                                          (in thousands)
Statement of Income Data:
Revenues...........................................  $ 26,024         $ 23,422
                                                       ------           ------
Costs and expenses:
  Operating expenses...............................     9,184            8,651
  General and administrative expenses..............     1,789            1,172
  Depreciation and amortization....................     4,355            3,238
                                                       ------           ------
     Total costs and expenses......................    15,328           13,061
                                                       ------           ------

Operating income...................................    10,696           10,361
  Equity income from Skelly-Belvieu
   Pipeline Company................................       678              669
  Interest expense, net............................      (556)          (2,244)
                                                       ------           ------
 Income before income tax expense..................    10,818            8,786
  Income tax expense...............................       395                -
                                                       ------           ------
Net income.........................................  $ 10,423         $  8,786
                                                       ======           ======


                                                                      Restated
                                                     March 31,      December 31,
                                                       2002              2001
                                                       ----              ----
                                                           (in thousands)
Balance Sheet Data:
Property, plant and equipment, net................. $ 346,455        $ 349,012
Total assets.......................................   385,025          387,546
Long-term debt, including current portion..........    90,076           26,122
Partners' equity...................................   289,652          342,166

Operating Data:

The following table reflects throughput barrels for the Partnership's crude oil and refined product pipelines and the total throughput for all of the refined product terminals for the three months ended March 31, 2002 and 2001.

                                                                      Three Months Ended
                                                                          March 31,
                                                                          ---------
                                                                    2002                 2001          % Change
                                                                    ----                 ----          --------
                                                                    (in thousands of barrels)
        Crude oil pipeline throughput:
           Dixon to McKee..................................         4,179                5,459            (23)%
           Wichita Falls to McKee..........................         5,441                    -              -
           Wasson to Ardmore...............................         5,699                7,393            (23)%
           Ringgold to Wasson..............................         1,949                2,911            (33)%
           Corpus Christi to Three Rivers..................         5,558                7,973            (30)%
           Other crude oil pipelines.......................         5,289                4,012             32 %
                                                                   ------               ------
             Total crude oil pipelines.....................        28,115               27,748              1 %
                                                                   ======               ======

        Refined product pipeline throughput:
           McKee to Colorado Springs to Denver.............         1,630                2,261            (28)%
           McKee to El Paso................................         5,616                5,758             (2)%
           McKee to Amarillo to Abernathy..................         3,172                3,846            (18)%
           Amarillo to Albuquerque.........................           965                1,176            (18)%
           McKee to Denver.................................         1,025                1,081             (5)%
           Ardmore to Wynnewood............................         3,813                5,487            (31)%
           Three Rivers to Laredo..........................         1,098                1,085              1 %
           Three Rivers to San Antonio.....................         2,258                2,455             (8)%
           Other refined product pipelines.................         4,081                5,423            (25)%
                                                                   ------               ------
             Total refined product pipelines...............        23,658               28,572            (17)%
                                                                   ======               ======

        Refined product terminal throughput................        15,823               15,103              5 %
                                                                   ======               ======

Net income for the quarter ended March 31, 2002 was $10,423,000 as compared to $8,786,000 for the quarter ended March 31, 2001. The increase of $1,637,000 is primarily attributable to the additional net income generated from the three acquisitions completed since July of 2001 (the Southlake refined product terminal, the Ringgold crude oil storage facility and the Wichita Falls Business) and lower interest expense in the first quarter of 2002 as a result of repaying the $107,676,000 of debt due to parent in April of 2001. The increase was partially offset by the impact of lower throughput barrels resulting from economic-based refinery production cuts at the three Valero Energy refineries served by the Partnership's pipelines and terminals. Net income in the first quarter of 2002 includes $650,000 of net income related to the Wichita Falls Business for the month ended January 31, 2002, which was allocated entirely to Valero Energy, the Business' parent.

Revenues for the quarter ended March 31, 2002 were $26,024,000 as compared to $23,422,000 for the quarter ended March 31, 2001, an increase of 11%, or $2,602,000. This increase is due primarily to the addition of the Wichita Falls crude oil pipeline revenues in the first quarter of 2002, partially offset by decreases in revenues on most of the Partnership's other pipelines during the quarter. The following discusses significant revenue increases and decreases by pipeline:

o revenues in the first quarter of 2002 include $4,733,000 of revenues related to the Wichita Falls Business, including $1,740,000 of revenues (2,000,000 barrels of throughput) related to the month ended January 31, 2002 as a result of the common control transfer between Valero Energy and the Partnership;

o revenues for the Ringgold to Wasson and the Wasson to Ardmore crude oil pipelines and the Ardmore to Wynnewood refined product pipeline decreased $559,000 due to a combined 27% decrease in throughput barrels, resulting from reduced production at the Ardmore refinery. During January and February of 2002, Valero Energy initiated economic-based refinery production cuts as a result of significantly lower refining margins industry-wide;

o revenues for the Corpus Christi to Three Rivers crude oil pipeline decreased $696,000 due to a 30% decrease in throughput barrels, as a result of reduced production at the Three Rivers refinery. During January and February of 2002, Valero Energy also initiated economic-based refinery production cuts at the Three Rivers refinery. In addition, during the first quarter of 2002, Valero Energy accelerated certain refinery maintenance turnaround work scheduled for later in 2002 resulting in the partial shutdown of the refinery and reduced throughput barrels in the Partnership's pipelines;

o revenues for the McKee to Colorado Springs to Denver and the McKee to Amarillo to Abernathy refined product pipelines decreased $1,051,000 due to a combined 21% decrease in throughput barrels, resulting from reduced production at the McKee refinery. During the first quarter of 2002, Valero Energy began several planned refinery maintenance turnaround projects at the McKee refinery which significantly reduced production and thus reduced throughput barrels in the Partnership's pipelines;

o revenues for the Three Rivers to Corpus Christi and the Three Rivers to Pettus refined product pipelines decreased $354,000 due to a combined 67% decrease in throughput barrels, as a result of reduced production at the Three Rivers refinery. During the refinery turnaround and economic-induced production cutbacks, the Three Rivers refinery curtailed production of benzene, toluene and xylene, the primary refined products transported in the refined product pipelines going to Corpus Christi from Three Rivers; and

o revenues for the refined product terminals for the first quarter of 2002, excluding the impact of the Southlake terminal, remained flat with the revenues recognized in the first quarter of 2001 since the additional fee charged at the terminal for blending additives into certain refined products offset the impact of the lower throughput barrels. Revenues for the Southlake refined product terminal, which was acquired on July 1, 2001, were $613,000 and the throughput was 2,107,000 barrels for the quarter ended March 31, 2002.

Operating expenses increased $533,000, or 6%, for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 due to $1,283,000 of operating expenses related to the Southlake refined product terminal, the Ringgold crude oil storage facility and the Wichita Falls Business, partially offset by lower utility expenses of $645,000, or 22%, due to lower natural gas costs and lower electricity rates negotiated with power suppliers.

General and administrative expenses increased 53% for the first quarter of 2002 as compared to the first quarter of 2001 due to general and administrative costs related to being a publicly held entity. In addition to the $5,200,000 annual fee charged by Valero Energy to the Partnership for general and administrative services, the Partnership incurs costs from third parties (e.g., unitholder annual reports and K-1s and director fees) as a result of being a publicly held entity. For the three months ended March 31, 2002, general and administrative expenses of $1,789,000 reflect $1,300,000 of the annual service fee, $40,000 of general and administrative expenses related to the Wichita Falls Business for January 2002, $605,000 of public entity expenses, less $156,000 reimbursed by partners on jointly owned pipelines. For the three months ended March 31, 2001, general and administrative expenses of $1,172,000 reflect $1,300,000 of the annual service fee, less $128,000 reimbursed by partners on jointly owned pipelines.

Depreciation and amortization expense increased $1,117,000 for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 due to the additional depreciation related to the acquisition of the Southlake refined product terminal, the Ringgold crude oil storage facility and the Wichita Falls Business, all subsequent to the first quarter of 2001. Included in the first quarter of 2002 is $160,000 of depreciation expense related to the Wichita Falls Business for the month ended January 31, 2002.

Equity income from Skelly-Belvieu Pipeline Company represents the Partnership's 50% interest in the net income of Skelly-Belvieu Pipeline Company, which operates the Skellytown to Mont Belvieu refined product pipeline. Equity income from Skelly-Belvieu Pipeline Company for the quarter ended March 31, 2002 approximated the amount of equity income recognized in the first quarter of 2001 as throughput volumes did not change significantly. Distributions from the Skelly-Belvieu Pipeline Company totaled $771,000 for the first quarter of 2002 as compared to $639,000 in the first quarter of 2001.

Interest expense for the quarter ended March 31, 2002 was $556,000, net of interest income of $19,000, as compared to $2,244,000 of interest expense for the same period in 2001. Interest expense decreased due to the payoff of the debt due to parent in April 2001 with proceeds from the Partnership's initial public offering. During the first quarter of 2002, the Partnership incurred $447,000 of interest expense related to borrowings under the revolving credit facility and $128,000 of interest expense related to the Port of Corpus Christi note payable. The acquisition of the Wichita Falls Business from Valero Energy on February 1, 2002 was funded with $64,000,000 of borrowings under the revolving credit facility.

Income tax expense for the first quarter of 2002 represents income taxes incurred by the Wichita Falls Business during the month ended January 31, 2002, prior to the transfer of the Business to the Partnership.

Outlook for the Second Quarter and Remainder of 2002

So far during the second quarter of 2002, throughput levels in the Partnership's pipelines and terminals have returned to more normal levels since Valero Energy increased production at the McKee, Three Rivers and Ardmore refineries. With supply and demand fundamentals in the refining and marketing industry becoming more balanced, the Partnership anticipates that throughput levels will continue at normal levels for the balance of 2002; however, there can be no assurance that throughput will stay at these levels.

Based on the throughput improvements, the additional cash flow generated from the Wichita Falls Business acquired on February 1, 2002 and the additional cash flow anticipated from a crude hydrogen pipeline to be acquired in late May 2002, the Partnership expects to generate higher levels of distributable cash flow for the balance of 2002.

Liquidity and Capital Resources

Financing
As of March 31, 2002, the Partnership had $80,000,000 outstanding under its $120,000,000 revolving credit facility. During the first quarter of 2002, the Partnership borrowed $64,000,000 under the revolving credit facility to purchase the Wichita Falls Business from Valero Energy. In addition, the Partnership expects to fund the acquisition of an $11,000,000 crude hydrogen pipeline from Praxair, Inc. in May 2002 with borrowings under the revolving credit facility.

The revolving credit facility expires on January 15, 2006 and borrowings under the revolving credit facility bear interest at either an alternative base rate or the LIBOR rate at the option of the Partnership.

The revolving credit facility requires that the Partnership maintain certain financial ratios and includes other restrictive covenants, including a prohibition on distributions by the Partnership if any default, as defined in the revolving credit facility, exists or would result from the distribution. Management believes that the Partnership is in compliance with all of these ratios and covenants.

The Partnership's ability to complete future debt and equity offerings and the timing of any such offerings will depend upon various factors including prevailing market conditions, interest rates and the Partnership's financial condition.

Distributions
Valero L.P.'s partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and general partner will receive. During the subordination period, the holders of Valero L.P.'s common units are entitled to receive each quarter a minimum quarterly distribution of $0.60 per unit ($2.40 annualized) prior to any distribution of available cash to holders of Valero L.P.'s subordinated units. The subordination period is defined generally as the period that will end on the first day of any quarter beginning after December 31, 2005 if (1) the Partnership has distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four-quarter periods and (2) the Partnership's adjusted operating surplus, as defined in the partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable the Partnership to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2% general partner interest during those periods.

In addition, all of the subordinated units may convert to common units on a one-for-one basis on the first day following the record date for distributions for the quarter ending December 31, 2005, if the Partnership meets the tests set forth in the partnership agreement. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units.

On February 14, 2002, the Partnership paid a distribution of $0.60 per unit or $11,552,000 to unitholders representing the distribution of available cash generated in the fourth quarter of 2001. The general partner's cash distribution applicable to the fourth quarter of 2001 was $236,000.

On April 19, 2002, the Partnership declared a distribution of $0.65 per unit or $12,515,000, payable on May 15, 2002, to unitholders representing the distribution of available cash generated in the first quarter of 2002. The general partner's cash distribution applicable to the first quarter of 2002 was $343,000, of which $107,000 represented an incentive distribution.

Capital Requirements
The petroleum pipeline industry is capital-intensive, requiring significant investments to upgrade or enhance existing operations and to meet environmental regulations. The Partnership's capital expenditures consist primarily of:
o maintenance capital expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations; and
o expansion capital expenditures, such as those to expand and upgrade pipeline capacity and to construct new pipelines, terminals and storage facilities to meet Valero Energy's needs. In addition, expansion capital expenditures will include acquisitions of pipelines, terminals or storage assets owned by Valero Energy or other parties.
The Partnership expects to fund its capital expenditures from cash provided by operations and, to the extent necessary, from proceeds of borrowings under the revolving credit facility or debt and equity offerings.

During the three months ended March 31, 2002, the Partnership incurred maintenance capital expenditures of $789,000 primarily related to tank and automation upgrades at the refined product terminals and cathodic (corrosion) protection and automation upgrades for both refined product and crude oil pipelines. For the remainder of 2002, the Partnership anticipates incurring approximately $3,000,000 of additional maintenance capital expenditures for various automation upgrades and cathodic protection.

During the three months ended March 31, 2002, the Partnership incurred $1,009,000 of expansion capital expenditures, which related primarily to the Amarillo to Albuquerque refined product pipeline expansion project. The capital expenditures for the Amarillo to Albuquerque refined product pipeline expansion project are net of Phillips Petroleum Company's 50% share of costs. Upon completion in January 2002, the Partnership's capacity in the Amarillo to Albuquerque pipeline increased from 16,083 barrels per day to 20,750 barrels per day.

In May 2002, the Partnership expects to complete the acquisition of a 25-mile crude hydrogen pipeline from Praxair, Inc. The pipeline originates at the Celanese Chemical facility in Clear Lake, Texas and runs to Valero Energy's Texas City refinery in Texas City, Texas. The pipeline will supply crude hydrogen to the refinery under a long-term supply arrangement between Valero Energy and Praxair, Inc. The total cost of the pipeline is estimated at $11,000,000 and is expected to generate annual adjusted EBITDA of $1,300,000.

The Partnership anticipates that it will continue to have adequate liquidity to fund future recurring operating, investing and financing activities. Cash distributions are expected to be funded with internally generated cash.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership currently does not engage in interest rate, foreign currency exchange rate or commodity price hedging transactions.

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Partnership is exposed is interest rate risk on its debt. The Partnership manages its debt considering various financing alternatives available in the market. Borrowings under the revolving credit facility do not give rise to significant interest rate risk because the interest rate on borrowings under the facility float with market rates. Thus the carrying amount of outstanding borrowings under the revolving credit facility approximates fair value.

The Partnership's remaining debt is fixed rate debt with an 8% interest rate. The estimated fair value of the fixed rate debt as of March 31, 2002 was $10,300,000 as compared to the carrying value of $10,076,000. The fair value was estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements. Since the total of this fixed rate debt is not material to the Partnership's financial position or performance, there is currently minimal exposure to market interest rate risk.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

No material litigation has been filed or is pending against the Partnership as of March 31, 2002.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

     10.1 Form of Unit Option Agreement

(b) Reports on Form 8-K

Valero L.P. filed a Form 8-K dated February 1, 2002 announcing its acquisition of the Wichita Falls crude oil pipeline and storage facility from Valero Energy Corporation and on April 16, 2002 filed a Form 8-K/A dated February 1, 2002, which included the audited financial statements of the Wichita Falls Crude Oil Pipeline and Storage Business and pro forma financial information for Valero L.P.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Valero L.P. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


VALERO L.P.
By: Riverwalk Logistics, L.P., its general partner
       By: Valero GP, LLC, its general partner


By:             /s/ Curtis V. Anastasio
         ---------------------------------
         Curtis V. Anastasio
         Chief Executive Officer
         May 15, 2002

Notice of Grant of Unit Option                       Valero GP, LLC
and Unit Option Agreement                            ID: 74-2958816
                                                     P. O. Box 696000
                                                     San Antonio, TX  78269-6000

Name                                                 Option Number:
                                                     Plan:                  VUOP
                                                     ID:

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Effective _________________, you have been granted a Non-Qualified Unit Option to buy _____ units of the Valero L.P. at $__________ per unit.

The total option price of the units granted is $      .

Your options to purchase units will vest on the dates shown below.

      Units       Grant Date         Vest Type         Full Vest     Expiration
      -------------------------------------------------------------------------


By your signature and the Company's signature below, you and the Company agree that the Option referenced above is granted under and governed by the terms and conditions of the Valero GP, LLC 2002 Unit Option Plan and the Unit Option Agreement attached hereto, all of which are made a part of this agreement.

--------------------------------------------------------------------------------



      VALERO GP, LLC


     By:
        -------------------------                      -------------------------
     Curtis Anastasio                                  Date
     President and COO


     ----------------------------                      -------------------------
     Name                                              Date
     Participant

                                 Valero GP, LLC
                              Unit Option Agreement

         THIS AGREEMENT is between Valero GP, LLC, a Delaware Limited Liability company (the "Company") and the person whose signature is set forth on the signature page hereof ("Participant").

                                    RECITALS

       WHEREAS, the Company has adopted the Valero GP, LLC 2002 Unit Option Plan (the "Plan") which provides for the grant of Options to certain key employees and non-employee directors of the Company and its Affiliates.

       WHEREAS, Participant is a key employee or non-employee director and in such capacity is in a position to contribute materially to the continued growth and development and the future financial success of the Company and its controlled Affiliates; and

       WHEREAS, the Company wishes to grant to Participant an option to purchase Units of Valero L.P. (the "Partnership") on the terms and conditions specified herein to provide a means for the Participant to participate in the future growth of the Company and to increase the Participant's incentive and personal interest in the continued success and growth of the Company;

         NOW THEREFORE, the parties agree as follows (any capitalized terms used herein but not defined herein shall have the respective meanings given in the
Plan):

     1. Option

          a. Grant. Subject to the terms and conditions of this Agreement and the Plan, the Company hereby ----- grants to Participant an Option to purchase all or any part of the Units set forth on the signature page hereof, at the exercise price set forth on the signature page hereof.

          b. Term. The term of the Option shall expire at 11:59 p.m. on the tenth anniversary of the Date ---- of Grant of the Option.

     2. Exercise. Participant may, subject to the limitations of this Agreement and the Plan, exercise all or any portion of the Option by providing written notice of exercise to the Company specifying the number of Units with respect to which the Option is being exercised and accompanied by payment of the exercise price for such Units. The method or methods by which payment of the exercise price may be made will include any method acceptable to the Company and the Partnership at the time of exercise of the option.

3. Securities Restrictions. Participant agrees and acknowledges with respect to any Units issued under the Options that have not been registered under the Securities Act of 1933 as amended (the "Act"), that (i) Participant will not sell or otherwise dispose of such Units except pursuant to an effective registration statement under the Act and any applicable state securities laws or in a transaction which in the opinion of counsel for the Company, is exempt from such registration, and (ii) a legend will be placed on the certificates for the Units to such effect.

       4.     Limited Interest.
          a. The grant of the Option shall not be construed as giving Participant any interest other than as provided in this Agreement.

     b. Participant shall have no rights as a Unit holder as a result of the grant of the Option, until the Option is exercised, the exercise price is paid, and the Units issued thereunder.

     c. The grant of the Option shall not affect in any way the right or power of the Company to make or authorize any or all adjustments, recapitalizations, reorganizations, or other changes in the Company's capital structure or its business, or any merger, consolidation or business combination of the Company, or any issuance or modification of any term, condition, or covenant of any bond, debenture, debt, preferred stock or other instrument ahead of or affecting the Units or the rights of the holders thereof, or the dissolution or liquidation of the Company, or any sale or transfer of all or any part of its assets or business or any other Company act or proceeding, whether of a similar character or otherwise.

     5. Incorporation by Reference. The terms of the Plan to the extent not stated herein are expressly incorporated herein by reference and in the event of any conflict between this Agreement and the Plan, the Plan shall govern.

     6. Amendment. This Agreement may not be amended, modified, terminated or otherwise altered except by the written consent of the parties thereto.