Form 10-Q
period 2002-06-30
VALERO L P
filed 2002-08-12
CIK 1110805

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 1-16417



                                   VALERO L.P.
             (Exact name of registrant as specified in its charter)

                  Delaware                                    74-2958817
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                   Identification No.)

                                One Valero Place
                               San Antonio, Texas
                    (Address of principal executive offices)
                                      78212
                                   (Zip Code)

                        Telephone number: (210) 370-2000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X No ____

          As of July 31, 2002, 9,654,572 common units were outstanding.



================================================================================

                                   VALERO L.P.
                                    FORM 10-Q
                                  JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated and Combined Balance Sheets
           as of June 30, 2002 and December 31, 2001.......................... 3

          Consolidated and Combined Statements of Income
           for the Three and Six Months Ended June 30, 2002 and 2001.......... 4

          Consolidated and Combined Statements of Cash Flows
           for the Six Months Ended June 30, 2002 and 2001.................... 5

          Notes to Consolidated and Combined Financial Statements............. 6

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........23

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................24

Item 2.   Changes in Securities and Use of Proceeds...........................24

Item 3.   Defaults Upon Senior Securities.....................................24

Item 4.   Submission of Matters to a Vote of Security Holders.................24

Item 5.   Other Information...................................................24

Item 6.   Exhibits and Reports on Form 8-K....................................24

          SIGNATURES..........................................................26

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                   (unaudited, in thousands, except unit data)

                                                                                 Restated
                                                                    June 30,    December 31,
                                                                      2002         2001
                                                                      ----         ----
                                                                                 (note 2)
                                Assets
Current assets:
 Cash and cash equivalents......................................   $ 15,057     $  7,796
 Receivable from parent.........................................      6,811        6,292
 Accounts receivable............................................      2,670        2,855
 Other current assets...........................................        291            -
                                                                    -------      -------
  Total current assets..........................................     24,829       16,943
                                                                    -------      -------

Property, plant and equipment...................................    484,001      470,401
Less accumulated depreciation and amortization..................   (129,460)    (121,389)
                                                                    -------      -------
 Property, plant and equipment, net.............................    354,541      349,012
Goodwill, net...................................................      4,715        4,715
Investment in Skelly-Belvieu Pipeline Company...................     16,392       16,492
Other noncurrent assets, net....................................        446          384
                                                                    -------      -------
  Total assets..................................................   $400,923     $387,546
                                                                    =======      =======

                        Liabilities and Partners' Equity
Current liabilities:
 Current portion of long-term debt..............................   $    416     $    462
 Accounts payable and accrued liabilities.......................      4,740        4,215
 Taxes other than income taxes..................................      3,175        1,894
                                                                    -------      -------
  Total current liabilities.....................................      8,331        6,571

Long-term debt, less current portion............................    100,660       25,660
Other long-term liabilities.....................................          -            2
Deferred income tax liabilities.................................          -       13,147

Partners' equity:
 Common units (9,654,572 and 9,599,322 outstanding as of 2002
  and 2001, respectively).......................................    169,708      169,305
 Subordinated units (9,599,322 outstanding as of 2002 and 2001).    116,478      116,399
 General partner's equity.......................................      5,746        5,831
 Net parent investment in the Wichita Falls Business............          -       50,631
                                                                    -------      -------
  Total partners' equity........................................    291,932      342,166
                                                                    -------      -------
  Total liabilities and partners' equity........................   $400,923     $387,546
                                                                    =======      =======

    See accompanying notes to consolidated and combined financial statements.

                VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
            (unaudited, in thousands, except unit and per unit data)


                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                 ---------------------------      -------------------------
                                                    2002              2001           2002            2001
                                                    ----              ----           ----            ----

Revenues.....................................     $30,030         $23,637          $56,054         $47,059
                                                   ------          ------           ------          ------

Costs and expenses:
 Operating expenses..........................       9,565           8,736           18,749          17,387
 General and administrative expenses.........       1,699           1,331            3,487           2,503
 Depreciation and amortization...............       3,875           3,251            8,231           6,489
                                                   ------          ------           ------          ------
  Total costs and expenses...................      15,139          13,318           30,467          26,379
                                                   ------          ------           ------          ------

Operating income.............................      14,891          10,319           25,587          20,680
 Equity income from Skelly-Belvieu
   Pipeline Company..........................         844             907            1,522           1,576
 Interest expense, net.......................        (796)           (870)          (1,352)         (3,114)
                                                   ------          ------           ------          ------

Income before income tax expense.............      14,939          10,356           25,757          19,142
 Income tax expense..........................           -               -             (395)              -
                                                   ------          ------           ------          ------
Net income...................................     $14,939         $10,356          $25,362         $19,142
                                                   ======          ======           ======          ======

Allocation of net income:
Net income...................................     $14,939         $10,356          $25,362         $19,142
 Less net income applicable to the period
   from January 1 through April 15, 2001.....           -          (1,340)               -         (10,126)
 Less net income applicable to the Wichita
   Falls Business for the month ended
   January 31, 2002..........................           -               -             (650)              -
                                                   ------          ------           ------          ------

Net income applicable to the general and
   limited partners' interest................      14,939           9,016           24,712           9,016

General partner's interest in net income.....         299             180              494             180
                                                   ------          ------           ------          ------
Limited partners' interest in net income.....     $14,640         $ 8,836          $24,218        $  8,836
                                                   ======          ======           ======          ======

Basic and diluted net income per limited
  partnership unit...........................     $  0.76         $  0.46          $  1.26        $   0.46
                                                   ======          ======           ======          ======

Weighted average number of limited
  partnership units outstanding..............  19,253,894      19,198,644       19,247,789      19,198,644
                                               ==========      ==========       ==========      ==========

    See accompanying notes to consolidated and combined financial statements.

                VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                     2002           2001
                                                                     ----           ----
Cash Flows from Operating Activities:
Net income ....................................................    $25,362       $ 19,142
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization.................................      8,231          6,489
 Equity income from Skelly-Belvieu Pipeline Company............     (1,522)        (1,576)
 Distributions of equity income from Skelly-Belvieu
  Pipeline Company.............................................      1,622          1,232
 Changes in current assets and liabilities:
  Decrease (increase) in receivable from parent................       (519)        19,875
  Decrease (increase) in accounts receivable...................        185         (2,141)
  Decrease (increase) in other current assets..................       (291)         3,528
  Increase in accounts payable and accrued liabilities.........        525          1,081
  Increase (decrease) in taxes other than income taxes.........      1,311           (587)
 Other, net....................................................        321           (432)
                                                                    ------        -------

        Net cash provided by operating activities..............     35,225         46,611
                                                                    ------        -------
Cash Flows from Investing Activities:
Maintenance capital expenditures...............................     (1,530)        (1,843)
Expansion capital expenditures.................................     (1,230)        (2,403)
Acquisitions...................................................    (75,000)             -
                                                                    ------        -------
        Net cash used in investing activities..................    (77,760)        (4,246)
                                                                    ------        -------
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings........................     75,000         20,506
Repayment of long-term debt....................................        (46)          (223)
Distributions to unitholders and general partner...............    (24,646)             -
Distributions to parent and affiliates.........................       (512)       (29,000)
Net proceeds from sale of common units to the public...........          -        111,912
Distribution to parent and affiliates for reimbursement of
 capital expenditures and repayment of debt....................          -       (128,193)
                                                                    ------        -------
        Net cash provided by (used in) financing activities....     49,796        (24,998)
                                                                    ------        -------

Net increase in cash and cash equivalents......................      7,261         17,367
Cash and cash equivalents as of the beginning of the period....      7,796              4
                                                                    ------        -------
Cash and cash equivalents as of the end of the period..........    $15,057       $ 17,371
                                                                    ======        =======

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

The Partnership owns and operates most of the crude oil and refined product pipeline, terminalling and storage assets located in Texas, Oklahoma, New Mexico and Colorado that support Valero Energy's McKee and Three Rivers refineries located in Texas and its Ardmore refinery located in Oklahoma. These pipeline, terminalling and storage assets provide for the transportation of crude oil and other feedstocks to the refineries and the transportation of refined products from the refineries to terminals for further distribution.

Valero Energy is a refining and marketing company with 12 refineries and approximately 4,600 company-operated and dealer-operated convenience stores. Valero Energy's refining operations rely on various logistics assets (pipelines, terminals, marine dock facilities, bulk storage facilities, refinery delivery racks and rail car loading equipment) that support its refining and retail operations, including the logistics assets owned and operated by the
Partnership. Valero Energy markets the refined products produced at the McKee, Three Rivers and Ardmore refineries primarily in Texas, Oklahoma, Colorado, New Mexico and Arizona through a network of approximately 2,700 company-operated and dealer-operated convenience stores, as well as other wholesale and spot market sales and exchange agreements.

On December 31, 2001, Valero Energy completed its acquisition of Ultramar Diamond Shamrock Corporation (UDS) in a purchase business combination. The assets acquired included UDS' ownership in Valero L.P. and Valero Logistics Operations as well as ownership of Riverwalk Logistics, L.P., the general partner of Valero L.P.

On May 30, 2002, the general partner ownership of Valero Logistics Operations was restructured to cause it to be indirectly wholly owned by Valero L.P. Valero GP, Inc., a subsidiary of Valero L.P., succeeded Riverwalk Logistics, L.P. as the general partner of Valero Logistics Operations. All remaining partner interest in Valero Logistics Operations not already owned by Valero L.P. was transferred to Valero L.P.

As a result of the restructuring of the general partner ownership, Riverwalk Logistics, L.P. serves as the general partner of Valero L.P. with a 2% general partner interest, Valero GP, Inc. serves as the general partner of Valero Logistics Operations with a 0.01% general partner interest and Valero L.P. is the limited partner of Valero Logistics Operations with a 99.99% limited partner interest. This reorganization was undertaken to simplify required financial reporting by Valero Logistics Operations when guarantees of Valero Logistics Operations debt are issued by Valero L.P. There was no financial statement impact related to this restructuring as all transactions were recorded at historical cost.

NOTE 2: Basis of Presentation

The accompanying unaudited consolidated and combined financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the 2002 presentation. In addition, the balance sheet as of December 31, 2001 has been restated to reflect the acquisition of the Wichita Falls Business further described below.

               VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements as of that date and restated to include the balances of the Wichita Falls Business as discussed below, but does not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements.

These consolidated and combined financial statements should be read along with the audited consolidated and combined financial statements and notes thereto included in Valero L.P.'s Form 8-K/A dated May 15, 2002 and filed on June 26, 2002.

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

               VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The following unaudited pro forma financial information for the six months ended June 30, 2001 assumes that the Wichita Falls Business was acquired on January 1, 2001 with borrowings under the revolving credit facility.


                                                                   Six Months
                                                                     Ended
                                                                    June 30,
                                                                      2001
                                                                      ----
                                                                 (in thousands,
                                                                 except per unit
                                                                    amount)
 Pro Forma Income Statement Information
   Revenues.....................................................   $54,492
   Costs and expenses...........................................    29,624
   Operating income.............................................    24,868

   Allocation of net income:
   ------------------------
   Net income...................................................   $21,831
   Less net income applicable to the period from January 1
    through April 15, 2001.................................        (11,842)
   Less general partner's interest in net income applicable to
    the period from April 16 through June 30, 2001..............      (200)
                                                                    ------
   Limited partners' interest in net income applicable to
    the six months ended June 30, 2001..........................   $ 9,789
                                                                    ======

   Net income per limited partnership unit.....................    $  0.51
                                                                    ======


Since Valero L.P. completed its initial public offering on April 16, 2001, the pro forma net income for the period from January 1 through April 15, 2001 of $11,842,000 would have been allocated to Valero Energy (the Wichita Falls
Business's parent). The pro forma net income for the period from April 16 through June 30, 2001 of $9,989,000 would have been allocated to the general and limited partners based on their respective ownership interests.

The financial  statements included in this Form 10-Q represent the following:
o consolidated financial statements of the Partnership, including the Wichita Falls Business, as of June 30, 2002 and for the three and five months ended June 30, 2002;
o combined financial statements of the Partnership and the Wichita Falls Business as of December 31, 2001 and for the one month ended January 31, 2002;
o consolidated financial statements of Valero L.P. and Valero Logistics Operations for the period from April 16, 2001 through June 30, 2001; and
o combined financial statements of Valero L.P. and Valero Logistics Operations for the period from January 1, 2001 through April 15, 2001.

NOTE 3: Accounting Pronouncements

FASB Statement No. 145
In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement:
o rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt,"
o rescinds Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,"
o rescinds Statement No. 44, "Accounting for Intangible Assets of Motor Carriers," and

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

This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. There was no impact to the Partnership's financial position or results of operations as a result of adopting this statement.

FASB Statement No. 146

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. Such costs include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. Statement No. 146 supercedes previous accounting guidance principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Partnership will adopt the provisions of Statement No. 146 for restructuring activities initiated after December 31, 2002. Statement No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the entity's commitment to an exit or disposal plan.

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

NOTE 5: Crude Hydrogen Pipeline Acquisition

In May of 2002, Valero Energy completed the construction of a 30-mile pure hydrogen pipeline, which originates at Valero Energy's Texas City refinery and ends at Praxair, Inc.'s La Porte, Texas plant. The total cost to construct the pipeline was $11,000,000.

On May 29, 2002, the Partnership acquired the 30-mile pure hydrogen pipeline from Valero Energy for $11,000,000, which was funded with borrowings under the Partnership's revolving credit facility. The Partnership then exchanged, on May 29, 2002, its 30-mile pure hydrogen pipeline for Praxair, Inc.'s 25-mile crude hydrogen pipeline, which originates at Celanese Ltd.'s chemical facility in Clear Lake, Texas and ends at Valero Energy's Texas City refinery in Texas City Texas, under an exchange agreement previously negotiated between Valero Energy and Praxair, Inc. In conjunction with the exchange, the Partnership entered into an operating agreement with Praxair, Inc. whereby Praxair, Inc. will operate the pipeline for an annual fee of $92,000, plus reimbursement of repair, replacement and relocation costs.

The crude hydrogen transported in the pipeline will be owned by Valero Energy, and the transportation services provided by the Partnership to Valero Energy are subject to a Hydrogen Tolling Agreement. The Hydrogen Tolling Agreement provides that Valero Energy will pay the Partnership an annual fixed fee of $1,400,000 for transporting crude hydrogen, regardless of the actual quantities transported.

NOTE 6: Related Party Transactions

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

The following table summarizes transactions with Valero Energy:

                                                 Three Months Ended     Six Months Ended
                                                      June 30,              June 30,
                                                      --------              --------
                                                  2002       2001        2002       2001
                                                  ----       ----        ----       ----
                                                                (in thousands)

  Revenues....................................  $29,892    $23,488     $55,802    $46,760
  Operating expenses..........................    3,377      2,716       6,784      5,399
  General and administrative expenses.........    1,499      1,300       2,931      2,600
  Interest expense on debt due to parent......        -        358           -      2,512

Under the Services Agreement with the Partnership, Valero Energy has agreed to provide the corporate functions of legal, accounting, treasury, information technology and other services for an annual fee of $5,200,000 until July 2008. The $5,200,000 may be adjusted annually based on the Consumer Price Index published by the U.S. Department of Labor, and may also be adjusted to take into account additional service levels necessitated by the acquisition or construction of additional assets. This annual fee is in addition to the incremental general and administrative costs to be incurred from third parties as a result of the Partnership being a publicly held entity.

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

Under the Pipelines and Terminals Usage Agreement with the Partnership, Valero Energy has agreed to use the Partnership's pipelines to transport at least 75% of the crude oil shipped to and at least 75% of the refined products shipped from the McKee, Three Rivers and Ardmore refineries and to use the Partnership's refined product terminals for terminalling services for at least 50% of all refined products shipped from these refineries until at least April 2008. For the six months ended June 30, 2002, Valero Energy used the Partnership's pipelines to transport 95% of its crude oil shipped to and 80% of the refined products shipped from the McKee, Three Rivers and Ardmore refineries and Valero Energy used the Partnership's terminalling services for 63% of all refined products shipped from these refineries.

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

As a result of the Pipelines and Terminals Usage Agreement, substantially all of the Partnership's revenues are derived from Valero Energy and its various subsidiaries, based on the operations of Valero Energy's McKee, Three Rivers and Ardmore refineries. Accordingly, the Partnership's results are directly impacted by the operations of these three Valero Energy refineries.

NOTE 7: Long-term Debt

As of June 30, 2002, the Partnership had $91,000,000 outstanding under its $120,000,000 revolving credit facility. During the second quarter of 2002, the Partnership borrowed $11,000,000 under the revolving credit facility to purchase a pure hydrogen pipeline from Valero Energy and during the first quarter of 2002, the Partnership borrowed $64,000,000 under the revolving credit facility to purchase the Wichita Falls Business.

The revolving credit facility expires on January 15, 2006 and borrowings under the revolving credit facility bear interest based on either an alternative base rate or LIBOR at the option of the Partnership.

The revolving credit facility requires that the Partnership maintain certain financial ratios and includes other restrictive covenants, including a prohibition on distributions if any default, as defined in the revolving credit facility, exists or would result from the distribution. Management believes that the Partnership is in compliance with all of these ratios and covenants.

For a discussion of the issuance of $100,000,000 of senior notes by Valero Logistics Operations in July 2002, see Note 11: Subsequent Events below.

               VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

NOTE 8: Net Income per Limited Partnership Unit

The following table provides details of the basic and diluted net income per limited partnership unit computations:

                                              Three Months Ended                   Six Months Ended
                                                June 30, 2002                       June 30, 2002
                                                -------------                       -------------
                                          Net                                   Net
                                        Income      Units        Per         Income       Units      Per
                                       (Numer-     (Denom-       Unit        (Numer-    (Denom-      Unit
                                         ator)     inator)      Amount        ator)      inator)    Amount
                                       -------     -------      ------       -------     -------    ------
                                          (in thousands)                        (in thousands)
   Limited partners' interest in
      net income...................... $14,640                              $24,218
                                        ======                               ======

   Basic and dilutive net income per
    common and subordinated unit...... $14,640      19,254      $0.76       $24,218      19,248      $1.26
                                        ======      ======       ====        ======      ======       ====


Net income per limited partnership unit for the period from April 16, 2001 (the closing of the Partnerships initial public offering) to June 30, 2001 was $0.46 per unit based on $8,836,000 of net income allocated to the limited partners (numerator) and 19,198,644 limited partnership units outstanding (denominator) during such period. Net income prior to the Partnership's initial public offering on April 16, 2001 of $10,126,000 was allocated entirely to UDS and its affiliates.

Net income related to the Wichita Falls Business for the month ended January 31, 2002 of $650,000 was allocated entirely to Valero Energy, the Wichita Falls Business' parent.

The Partnership generated sufficient net income such that the amount of net income allocated to common units was equal to the amount allocated to the subordinated units, after consideration of the general partner interest.

NOTE 9: Restricted Common Units

Valero GP, LLC, the general partner of Riverwalk Logistics, L.P., adopted a long-term incentive plan under which contractual rights to receive common units of Valero L.P. and distribution equivalent rights (DERs) may be awarded to certain key employees of affiliates providing services to Valero L.P. and to directors and officers of Valero GP, LLC. On January 21, 2002, Valero GP, LLC granted contractual rights to receive a total of 55,250 common units and DERs to its officers, certain employees of its affiliates and its outside directors. In conjunction with the grant of contractual rights to receive common units under the plan, Valero L.P. issued 55,250 restricted common units to Valero GP, LLC on January 21, 2002 for total consideration of $2,262,000 (based on a $40.95 market value per common unit), the receivable for which is classified as equity in the consolidated balance sheet as of June 30, 2002.

One-third of the contractual rights to receive common units awarded by Valero GP, LLC will vest at the end of each year of the three-year vesting period. Accordingly, the Partnership recognized $199,000 and $331,000 of compensation expense associated with these contractual rights to receive common units for the three and six months ended June 30, 2002, respectively.

NOTE 10: Distributions

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

               VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

                                                              Percentage of Distribution
                                                              --------------------------
           Quarterly Distribution Amount per Unit           Unitholders      General Partner
           --------------------------------------           -----------      ---------------

           Up to $0.60  .........................              98%                 2%
           Above $0.60 up to $0.66  .............              90%                10%
           Above $0.66 up to $0.90  .............              75%                25%
           Above $0.90 ..........................              50%                50%

On February 14, 2002, the Partnership paid the fourth quarter cash distribution of $0.60 per unit for a total distribution of $11,788,000, including $236,000 paid to the general partner.

On May 15, 2002, the Partnership paid the first quarter cash distribution of $0.65 per unit for a total distribution of $12,858,000, including $343,000 paid to the general partner. The general partner's distribution included $85,000 of an incentive distribution.

NOTE 11: Subsequent Events

On July 15, 2002, Valero Logistics Operations completed the sale of $100,000,000 of 6.875% senior notes for total proceeds of $99,686,000. The net proceeds of $98,536,000, after deducting underwriters' commissions and offering expenses of $1,150,000, were used to pay off the $91,000,000 outstanding under the revolving credit facility.

The senior notes rank equally with all other existing indebtedness, including indebtedness under the revolving credit facility. The senior notes contain restrictions on the Partnership's ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit the Partnership's ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions.

The senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. The senior notes also include a change-of-control provision, which requires that an investment grade entity own and control the general partner of the Partnership. Otherwise the Partnership must offer to purchase the senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase.

On July 19, 2002, the Partnership declared a quarterly distribution of $0.70 per unit payable on August 14, 2002 to unitholders of record on August 1, 2002. This distribution, related to the second quarter of 2002, is expected to total $14,099,000, of which $621,000 represents the general partner's share of such distribution. The general partner's distribution includes a $339,000 incentive distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain "forward-looking" statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and information relating to the Partnership that is based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar expressions, as they relate to the Partnership or management, identify forward-looking statements. These statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations, including as a result of:

o    competitive factors such as competing pipelines;
o    pricing pressures and changes in market conditions;
o reductions in production at the refineries that the Partnership supplies with crude oil and whose refined production it transports;
o    inability to acquire additional nonaffiliated pipeline entities or assets;
o reductions in space allocated to the Partnership in interconnecting third party pipelines;
o    shifts in market demand;
o changes in the credit ratings assigned to Valero Logistics Operations senior notes;
o    general economic conditions; and
o    other factors.

Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from the forward-looking statements described herein.

Introduction

The Partnership's results of operations may be affected by seasonal factors, such as the consumer demand for petroleum products, which vary during the year, or industry factors that may be specific to a particular period, such as the demand for refined products, supply capacity of competing pipelines and refinery maintenance turnarounds.

On February 1, 2002, the Partnership acquired the Wichita Falls Crude Oil Pipeline and Storage Business (the Wichita Falls Business) from Valero Energy for a total cost of $64,000,000. Since the acquisition of the Wichita Falls Business represents the transfer of a business under the common control of Valero Energy, the balance sheet as of December 31, 2001 (the earliest date on which common control existed) and the statements of income and cash flows for the month ended January 31, 2002 (preceding the acquisition date) have been restated to include the Wichita Falls Business. As a result, the financial data and operating data which follow under "Results of Operations" represents the following:
o consolidated results of the Partnership as of June 30, 2002 and for the three and five months ended June 30, 2002;
o combined results of the Partnership and the Wichita Falls Business as of December 31, 2001 and for the one month ended January 31, 2002;
o consolidated results of Valero L.P. and Valero Logistics Operations for the period from April 16, 2001 through June 30, 2001; and
o combined results of Valero L.P. and Valero Logistics Operations for the period from January 1, 2001 through April 15, 2001.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Financial Data:

                                                                         Three Months Ended
                                                                              June 30,
                                                                              --------
                                                                     2002                  2001
                                                                     ----                  ----
                                                                           (in thousands)
Statement of Income Data:
Revenues....................................................       $30,030             $ 23,637
                                                                    ------               ------
Costs and expenses:
 Operating expenses.........................................         9,565                8,736
 General and administrative expenses........................         1,699                1,331
 Depreciation and amortization..............................         3,875                3,251
                                                                    ------               ------
  Total costs and expenses..................................        15,139               13,318
                                                                    ------               ------

Operating income............................................        14,891               10,319
 Equity income from Skelly-Belvieu Pipeline Company.........           844                  907
 Interest expense, net......................................          (796)                (870)
                                                                    ------               ------
Net income..................................................       $14,939              $10,356
                                                                    ======               ======



                                                                  June 30,              June 30,
                                                                    2002                   2001
                                                                    ----                   ----
                                                                         (in thousands)
Balance Sheet Data:
Property, plant and equipment, net..........................      $354,541              277,924
Total assets................................................       400,923              324,122
Long-term debt, including current portion...................       101,076               30,967
Partners' equity............................................       291,932              286,375
Debt-to-capitalization ratio................................          25.7%                 9.8%


Operating Data:

The following table reflects throughput barrels for the Partnership's crude oil and refined product pipelines and the total throughput for all of the refined product terminals for the three months ended June 30, 2002 and 2001.

                                                                      Three Months Ended
                                                                           June 30,
                                                                           --------
                                                                    2002               2001           % Change
                                                                    ----               ----           --------
                                                                    (in thousands of barrels)
        Crude oil pipeline throughput:
         Dixon to McKee..................................         4,424                5,724           (23)%
         Wichita Falls to McKee..........................         6,173                    -             -
         Wasson to Ardmore...............................         7,216                7,389            (2)%
         Ringgold to Wasson..............................         3,532                3,887            (9)%
         Corpus Christi to Three Rivers..................         6,273                8,256           (24)%
         Other crude oil pipelines.......................         5,193                3,657            42%
                                                                 ------               ------
           Total crude oil pipelines.....................        32,811               28,913            13%
                                                                 ======               ======

        Refined product pipeline throughput:
         McKee to Colorado Springs to Denver.............         2,364                2,138            11%
         McKee to El Paso................................         5,968                6,597           (10)%
         McKee to Amarillo to Abernathy..................         3,353                3,028            11%
         Amarillo to Albuquerque.........................         1,065                1,116            (5)%
         McKee to Denver.................................         1,120                1,060             6%
         Ardmore to Wynnewood............................         4,849                5,227            (7)%
         Three Rivers to Laredo..........................         1,113                1,119            (1)%
         Three Rivers to San Antonio.....................         2,335                2,641           (12)%
         Other refined product pipelines.................         5,466                5,823            (6)%
                                                                 ------               ------
           Total refined product pipelines...............        27,633               28,749            (4)%
                                                                 ======               ======

        Refined product terminal throughput..............        16,373               14,515            13%
                                                                 ======               ======


Net income for the quarter ended June 30, 2002 was $14,939,000 as compared to $10,356,000 for the quarter ended June 30, 2001. The increase of $4,583,000 is primarily attributable to the additional net income generated from the four acquisitions completed since July of 2001 (the Southlake refined product terminal, the Ringgold crude oil storage facility, the Wichita Falls Business and the crude hydrogen pipeline). The increase was partially offset by the impact of lower throughput barrels resulting from reduced refinery production at the three Valero Energy refineries served by the Partnership's pipelines and terminals. The reduced refinery production was attributable to economic-based production cuts in June of 2002 and unscheduled refinery down time.

Revenues for the quarter ended June 30, 2002 were $30,030,000 as compared to $23,637,000 for the quarter ended June 30, 2001, an increase of 27%, or $6,393,000. This increase is due primarily to the addition of the Wichita Falls crude oil pipeline revenues, partially offset by decreases in revenues on several of the Partnership's other pipelines during the quarter. The following discusses significant revenue increases and decreases by pipeline:

o revenues for the Wichita Falls crude oil pipeline for the second quarter of 2002 totaled $5,371,000;

o revenues for the Ringgold to Wasson and the Wasson to Ardmore crude oil pipeline increased $231,000, despite a combined 5% decrease in throughput barrels resulting from reduced production at the Ardmore refinery, due to a tariff rate increase on the Ringgold to Wasson crude oil pipeline effective December 1, 2001;

o revenues for the Corpus Christi to Three Rivers crude oil pipeline decreased $663,000 due to a 24% decrease in throughput barrels, as a result of reduced production at the Three Rivers refinery. During the second quarter of 2002, Valero Energy implemented certain economic-based refinery production cuts at the Three Rivers refinery resulting in reduced throughput barrels in the Partnership's pipelines;

o revenues for the McKee to Colorado Springs to Denver and the McKee to Amarillo to Abernathy refined product pipelines increased $642,000 due to a combined 11% increase in throughput barrels, resulting from Valero Energy supplying more refined products to the Colorado and West Texas markets during the second quarter of 2002;

o revenues for the McKee to El Paso refined product pipeline decreased $258,000 due to a 10% decrease in throughput barrels, resulting from Valero Energy supplying less refined products to the El Paso and Arizona markets during the second quarter of 2002; and

o revenues for the refined product terminals for the second quarter of 2002, excluding the impact of the Southlake terminal, remained comparable to the revenues recognized in the second quarter of 2001 since the additional fee charged at the terminals for blending additives into certain refined products offset the impact of the lower throughput barrels. Revenues for the Southlake refined product terminal, which was acquired on July 1, 2001, were $600,000 and the throughput was 2,068,000 barrels for the quarter ended June 30, 2002.

Operating expenses increased $829,000, or 9%, for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 primarily due to $1,356,000 of operating expenses related to the Southlake refined product terminal, the Ringgold crude oil storage facility and the Wichita Falls Business, partially offset by lower utility expenses of $775,000, or 28%, due to lower natural gas costs and lower electricity rates negotiated with power suppliers.

General and administrative expenses increased 28% for the second quarter of 2002 as compared to the second quarter of 2001 due to general and administrative costs related to being a publicly held entity and the recognition of $199,000 of compensation expense related to the award of contractual rights to receive common units in January of 2002 (See Note 9: Restricted Common Units). In addition to the $5,200,000 annual fee charged by Valero Energy to the Partnership for general and administrative services, the Partnership incurs costs (e.g., unitholder annual reports and preparation and mailing of income tax reports to unitholders and director fees) as a result of being a publicly held entity. For the three months ended June 30, 2002, general and administrative expenses of $1,699,000 reflect $1,300,000 of the annual service fee, $360,000 of public entity expenses and $199,000 of compensation expense, less $160,000 reimbursed by partners on jointly owned pipelines. For the three months ended June 30, 2001, general and administrative expenses of $1,331,000 reflect $1,300,000 of the annual service fee and $99,000 of public entity expenses, less $68,000 reimbursed by partners on jointly owned pipelines.

Depreciation and amortization expense increased $624,000 for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 due to the additional depreciation related to the acquisition of the Southlake refined product terminal, the Ringgold crude oil storage facility, the Wichita Falls Business and the crude hydrogen pipeline, all subsequent to the second quarter of 2001.

Equity income from Skelly-Belvieu Pipeline Company represents the Partnership's 50% interest in the net income of Skelly-Belvieu Pipeline Company, which operates the Skellytown to Mont Belvieu refined product pipeline. Equity income from Skelly-Belvieu Pipeline Company for the quarter ended June 30, 2002 approximated the amount of equity income recognized in the second quarter of 2001 as throughput volumes did not change significantly. Distributions from the Skelly-Belvieu Pipeline Company for the second quarter of 2002 totaled $851,000 as compared to $593,000 for the second quarter of 2001, an increase of 44%, or $258,000. This increase is primarily due to higher levels of maintenance capital expenditures in the second quarter of 2001 that reduced the cash available to be distributed.

Interest expense for the quarter ended June 30, 2002 was $796,000, net of interest income of $23,000 and capitalized interest of $40,000, as compared to $870,000 of interest expense for the same period in 2001. Interest expense decreased due to the payoff of the debt due to parent in April 2001 with proceeds from the Partnership's initial public offering. During the second quarter of 2002, the Partnership incurred $598,000 of interest expense related to borrowings under the revolving credit facility, $201,000 of interest expense related to the Port of Corpus Christi note payable and $60,000 of interest expense related to the amortization of debt issuance costs. The acquisitions of the crude hydrogen pipeline on May 29, 2002 and the Wichita Falls Business on February 1, 2002 from Valero Energy were funded with $75,000,000 of borrowings under the revolving credit facility.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Financial Data:

                                                                            Six Months Ended
                                                                                June 30,
                                                                                --------
                                                                        2002                2001
                                                                        ----                ----
                                                                             (in thousands)
Statement of Income Data:
Revenues.......................................................      $ 56,054            $ 47,059
                                                                       ------              ------
Costs and expenses:
 Operating expenses............................................        18,749              17,387
 General and administrative expenses...........................         3,487               2,503
 Depreciation and amortization.................................         8,231               6,489
                                                                       ------              ------
   Total costs and expenses....................................        30,467              26,379
                                                                       ------              ------

Operating income...............................................        25,587              20,680
 Equity income from Skelly-Belvieu Pipeline Company............         1,522               1,576
 Interest expense, net.........................................        (1,352)             (3,114)
                                                                       ------              ------
Income before income tax expense...............................        25,757              19,142
 Income tax expense............................................          (395)                  -
                                                                       -------             ------
Net income.....................................................      $ 25,362            $ 19,142
                                                                       ======              ======


                                                                                          Restated
                                                                      June 30,          December 31,
                                                                        2002                2001
                                                                        ----                ----
                                                                              (in thousands)
Balance Sheet Data:
Property, plant and equipment, net.............................      $354,541            $349,012
Total assets...................................................       400,923             387,546
Long-term debt, including current portion......................       101,076              26,122
Partners' equity...............................................       291,932             342,166
Debt-to-capitalization ratio...................................          25.7%                7.1%

Operating Data:

The following table reflects throughput barrels for the Partnership's crude oil and refined product pipelines and the total throughput for all of the refined product terminals for the six months ended June 30, 2002 and 2001.

                                                                       Six Months Ended
                                                                           June 30,
                                                                           --------
                                                                  2002                 2001          % Change
                                                                  ----                 ----          --------
                                                                    (in thousands of barrels)
        Crude oil pipeline throughput:
         Dixon to McKee..................................         8,603               11,183           (23)%
         Wichita Falls to McKee..........................        11,614                    -             -
         Wasson to Ardmore...............................        12,915               14,782           (13)%
         Ringgold to Wasson..............................         5,481                6,798           (19)%
         Corpus Christi to Three Rivers..................        11,831               16,229           (27)%
         Other crude oil pipelines.......................        10,482                7,669            37%
                                                                 ------               ------
          Total crude oil pipelines......................        60,926               56,661             8%
                                                                 ======               ======

        Refined product pipeline throughput:
         McKee to Colorado Springs to Denver.............         3,994                4,399            (9)%
         McKee to El Paso................................        11,584               12,355            (6)%
         McKee to Amarillo to Abernathy..................         6,525                6,874            (5)%
         Amarillo to Albuquerque.........................         2,030                2,292           (11)%
         McKee to Denver.................................         2,145                2,141             -
         Ardmore to Wynnewood............................         8,662               10,714           (19)%
         Three Rivers to Laredo..........................         2,211                2,204             -
         Three Rivers to San Antonio.....................         4,593                5,096           (10)%
         Other refined product pipelines.................         9,547               11,246           (15)%
                                                                 ------               ------
          Total refined product pipelines................        51,291               57,321           (11)%
                                                                 ======               ======

        Refined product terminal throughput..............        32,196               29,618             9%
                                                                 ======               ======


Net income for the six months ended June 30, 2002 was $25,362,000 as compared to $19,142,000 for the six months ended June 30, 2001. The increase of $6,220,000 is primarily attributable to the additional net income generated from the four acquisitions completed since July of 2001 (the Southlake refined product terminal, the Ringgold crude oil storage facility, the Wichita Falls Business and the crude hydrogen pipeline) and lower interest expense as compared to 2001 as a result of repaying the $107,676,000 of debt due to parent in April of 2001. The increase was partially offset by the impact of lower throughput barrels resulting from economic-based refinery production cuts at the three Valero Energy refineries served by the Partnership's pipelines and terminals. Net income in the first six months of 2002 includes $650,000 of net income related to the Wichita Falls Business for the month ended January 31, 2002, which was allocated entirely to Valero Energy, the Wichita Falls Business' parent.

Revenues for the six months ended June 30, 2002 were $56,054,000 as compared to $47,059,000 for the six months ended June 30, 2001, an increase of 19%, or $8,995,000. This increase is due primarily to the addition of the Wichita Falls crude oil pipeline revenues and the Southlake refined product terminal revenues in the first six months of 2002, partially offset by decreases in revenues on most of the Partnership's other pipelines during the first six months of 2002. The following discusses significant revenue increases and decreases by pipeline:

o revenues in the six months ended June 30, 2002 include $10,104,000 of revenues related to the Wichita Falls Business, including $1,740,000 of revenues (2,000,000 barrels of throughput) related to the month ended January 31, 2002 as a result of the common control transfer between Valero Energy and the Partnership;

o revenues for the Wasson to Ardmore crude oil pipeline and the Ardmore to Wynnewood refined product pipeline decreased $410,000 due to a combined 15% decrease in throughput barrels, resulting from reduced production at the Ardmore refinery. During the first six months of 2002, Valero Energy initiated economic-based refinery production cuts as a result of significantly lower refining margins industry-wide;

o revenues for the Ringgold to Wasson crude oil pipeline increased $106,000, despite a 19% decrease in throughput barrels resulting from reduced production at the Ardmore refinery, due to a tariff rate increase effective December 1, 2001;

o revenues for the Corpus Christi to Three Rivers crude oil pipeline decreased $1,359,000 due to a 27% decrease in throughput barrels, as a result of reduced production at the Three Rivers refinery. During the first six months of 2002, Valero Energy also initiated economic-based refinery production cuts at the Three Rivers refinery. In addition, during the first quarter of 2002, Valero Energy accelerated certain refinery maintenance turnaround work scheduled for later in 2002 resulting in the partial shutdown of the refinery and reduced throughput barrels in the Partnership's pipelines;

o revenues for the McKee to Colorado Springs to Denver and the McKee to El Paso refined product pipelines decreased $844,000 due to a combined 7% decrease in throughput barrels, resulting from reduced production at the McKee refinery. During the first quarter of 2002, Valero Energy completed several planned refinery maintenance turnaround projects at the McKee refinery which significantly reduced production and thus reduced throughput barrels in the Partnership's pipelines;

o revenues for the Three Rivers to Corpus Christi and the Three Rivers to Pettus refined product pipelines decreased $351,000 due to a combined 28% decrease in throughput barrels, as a result of reduced production at the Three Rivers refinery. During the refinery turnaround and economic-induced production cutbacks, the Three Rivers refinery curtailed production of benzene, toluene and xylene, the primary refined products transported in the refined product pipelines going to Corpus Christi from Three Rivers; and

o revenues for the refined product terminals for the six months ended June 30, 2002, excluding the impact of the Southlake terminal, remained comparable to the revenues recognized in the six months ended June 30, 2001 since the throughput levels remained steady. Revenues for the Southlake refined product terminal, which was acquired on July 1, 2001, were $1,213,000 and the throughput was 4,175,000 barrels for the six months ended June 30, 2002.

Operating expenses increased $1,362,000, or 8%, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 due to $2,639,000 of operating expenses related to the Southlake refined product terminal, the Ringgold crude oil storage facility and the Wichita Falls Business, partially offset by lower utility expenses of $1,420,000, or 25%, due to lower natural gas costs and lower electricity rates negotiated with power suppliers.

General and administrative expenses increased 39% for the first six months of 2002 as compared to the first six months of 2001 due to general and administrative costs related to being a publicly held entity and the recognition of $331,000 of compensation expense related to the award of contractual rights to receive common units in January of 2002 (See Note 9: Restricted Common Units). In addition to the $5,200,000 annual fee charged by Valero Energy to the Partnership for general and administrative services, the Partnership incurs costs (e.g., unitholder annual reports and preparation and mailing of income tax reports to unitholders and director fees) as a result of being a publicly held entity. For the six months ended June 30, 2002, general and administrative expenses of $3,487,000 reflect $2,600,000 of the annual service fee, $40,000 of general and administrative expenses related to the Wichita Falls Business for January 2002, $831,000 of public entity expenses and $331,000 of compensation expense, less $315,000 reimbursed by partners on jointly owned pipelines. For the six months ended June 30, 2001, general and administrative expenses of $2,503,000 reflect $2,600,000 of the annual service fee and $99,000 of public entity expenses, less $196,000 reimbursed by partners on jointly owned pipelines.

Depreciation and amortization expense increased $1,742,000 for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 due to the additional depreciation related to the acquisition of the Southlake refined product terminal, the Ringgold crude oil storage facility, the Wichita Falls Business and the crude hydrogen pipeline, all subsequent to the second quarter of 2001. Included in the first six months of 2002 is $160,000 of depreciation expense related to the Wichita Falls Business for the month ended January 31, 2002.

Equity income from Skelly-Belvieu Pipeline Company for the six months ended June 30, 2002 approximated the amount of equity income recognized in the six months ended June 30, 2001 as throughput volumes in the Skellytown to Mont Belvieu refined product pipeline did not change significantly. Distributions from the Skelly-Belvieu Pipeline Company for the six months ended June 30, 2002 totaled $1,622,000 as compared to $1,232,000 for the six months ended June 30, 2001, an increase of 32%, or $390,000. This increase is primarily due to higher levels of maintenance capital expenditures in the second quarter of 2001 that reduced the cash available to be distributed.

Interest expense for the six months ended June 30, 2002 was $1,352,000, net of interest income of $42,000 and capitalized interest of $114,000, as compared to $3,114,000 of interest expense for the same period in 2001. Interest expense decreased due to the payoff of the debt due to parent in April 2001 with proceeds from the Partnership's initial public offering. During the first six months of 2002, the Partnership incurred $1,045,000 of interest expense related to borrowings under the revolving credit facility, $403,000 of interest expense related to the Port of Corpus Christi note payable and $60,000 of interest expense related to the amortization of debt issuance costs. Borrowings under the revolving credit facility increased in the first half of 2002, as a result of the May 29, 2002 acquisition of a crude hydrogen pipeline for $11,000,000 and the February 1, 2002 acquisition of the Wichita Falls Business for $64,000,000.

Income tax expense for the first six months of 2002 represents income taxes incurred by the Wichita Falls Business during the month ended January 31, 2002, prior to the transfer of the Wichita Falls Business to the Partnership.

Outlook for the Third Quarter and Remainder of 2002

So far during the third quarter of 2002, throughput levels in the Partnership's pipelines and terminals are in line with volumes transported in the second quarter of 2002. Refinery industry margins thus far in the third quarter of 2002 are comparable to the margins seen in the second quarter of 2002; which has resulted in Valero Energy maintaining throughput levels in and out of the McKee, Three Rivers and Ardmore refineries at below normal operating capacity. The Partnership anticipates that throughput levels in its various pipelines and terminals will continue at second quarter 2002 levels for the balance of 2002; however, there can be no assurance that throughput will stay at these levels.

Liquidity and Capital Resources

Financing
As of June 30, 2002, the Partnership had $91,000,000 outstanding under its $120,000,000 revolving credit facility. During the first quarter of 2002, the Partnership borrowed $64,000,000 under the revolving credit facility to purchase the Wichita Falls Business from Valero Energy. During the second quarter of 2002, the Partnership borrowed $11,000,000 under the revolving credit facility to purchase a pure hydrogen pipeline from Valero Energy.

The revolving credit facility expires on January 15, 2006 and borrowings under the revolving credit facility bear interest based on either an alternative base rate or LIBOR at the option of the Partnership.

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

On June 6, 2002, Valero L.P. and Valero Logistics Operations filed a $500,000,000 universal shelf registration statement with the Securities and Exchange Commission. On July 15, 2002, Valero Logistics Operations completed the sale of $100,000,000 of 6.875% senior notes, issued under its shelf registration, for total proceeds of $99,686,000. The net proceeds of $98,536,000, after deducting underwriters' commissions and offering expenses of $1,150,000, were used to pay off the $91,000,000 outstanding under the revolving credit facility.

The senior notes rank equally with all other existing indebtedness, including indebtedness under the revolving credit facility. The senior notes contain restrictions on the Partnership's ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit the Partnership's ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions.

The senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. The senior notes also include a change-of-control provision, which requires that an investment grade entity own and control the general partner of the Partnership. Otherwise the Partnership must offer to purchase the senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase.

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

On May 15, 2002, the Partnership paid a distribution of $0.65 per unit, or $12,515,000, to unitholders representing the distribution of available cash generated in the first quarter of 2002. The general partner's cash distribution applicable to the first quarter of 2002 was $343,000, of which $85,000 was an incentive distribution.

On July 19, 2002, the Partnership declared a distribution of $0.70 per unit, or $13,478,000, payable on August 14, 2002, to unitholders representing the distribution of available cash generated in the second quarter of 2002. The general partner's cash distribution applicable to the second quarter of 2002 was $621,000, of which $339,000 was an incentive distribution.

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

During the six months ended June 30, 2002, the Partnership incurred maintenance capital expenditures of $1,530,000 primarily related to tank and automation upgrades at both the refined product terminals and the crude oil storage facilities and cathodic (corrosion) protection and automation upgrades for refined product pipelines. For the remainder of 2002, the Partnership anticipates incurring approximately $2,400,000 of additional maintenance capital expenditures for various automation upgrades and maintenance projects.

During the six months ended June 30, 2002, the Partnership incurred $1,230,000 of expansion capital expenditures, which related primarily to the Amarillo to Albuquerque refined product pipeline expansion project. The capital expenditures for the Amarillo to Albuquerque refined product pipeline expansion project are net of Phillips Petroleum Company's 50% share of costs. Upon completion, the Partnership's capacity in the Amarillo to Albuquerque pipeline increased from 16,083 barrels per day to 20,700 barrels per day.

On February 1, 2002, the Partnership acquired the Wichita Falls Business from Valero Energy for a total cost of $64,000,000. The Wichita Falls Business consists of the following assets:
o A 271.7 mile pipeline originating in Wichita Falls, Texas and ending at Valero Energy's McKee refinery in Dumas, Texas. The pipeline has the capacity to transport 110,000 barrels per day of crude oil gathered or acquired by Valero Energy at Wichita Falls. The Wichita Falls crude oil pipeline connects to third party pipelines that originate along the Texas Gulf Coast.
o Four storage tanks located in Wichita Falls, Texas with a total capacity of 660,000 barrels.

On May 29, 2002, the Partnership completed the acquisition of a 30-mile pure hydrogen pipeline from Valero Energy for $11,000,000 and subsequently exchanged that pipeline for a 25-mile crude hydrogen pipeline owned by Praxair, Inc. The crude hydrogen pipeline originates at the Celanese Ltd.'s chemical facility in Clear Lake, Texas and ends at Valero Energy's Texas City refinery in Texas City, Texas. The pipeline supplies crude hydrogen to the refinery under a long-term supply arrangement between Valero Energy and Praxair, Inc.

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

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Partnership is exposed is interest rate risk on its debt. The Partnership manages its debt considering various financing alternatives available in the market and manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt. Borrowings under the revolving credit facility expose the Partnership to increases in the benchmark interest rate underlying its floating rate revolving credit facility. The Partnerships remaining debt is fixed rate debt.

As of June 30, 2002, the Partnership's fixed rate debt consists of the 8% Port of Corpus Christi note payable with a carrying value of $10,076,000 and an estimated fair value of $10,810,000. The fair value was estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements.

As of June 30, 2002, the Partnership's floating rate debt consists of the borrowings under the revolving credit facility with a carrying value of $91,000,000 and an estimated fair value of $91,000,000.

Subsequent to June 30, 2002, Valero Logistics Operations issued $100,000,000 of 6.875% senior notes, the estimated fair value of which approximates carrying value due to the senior notes recent issuance.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

No material litigation has been filed or is pending against the Partnership as of June 30, 2002.

Item 2.  Changes in Securities and Use of Proceeds

On July 15, 2002, Valero Logistics Operations completed the sale of $100,000,000 of 6.875% senior notes that mature July 15, 2012. The senior notes were issued under Valero L.P.'s and Valero Logistics Operations' previously filed Form S-3 shelf registration statement (Registration No. 333-89978). The managing underwriter for this offering was JP Morgan.

The senior notes were sold at 99.686% of par resulting in net proceeds of $98,536,000, after consideration of underwriters' commissions of $650,000 and legal, accounting and printing expenses of $500,000. The closing of the offering occurred on July 15, 2002. Valero Logistics Operations used $91,000,000 of the net proceeds to pay off the outstanding balance of its revolving credit facility. The remaining net proceeds will be used for general operating purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. The following Form 8-K's were filed by Valero L.P. during the second quarter ended June 30, 2002 and through July 31, 2002:

o   Valero  L.P.  filed a Form  8-K on  April  2,  2002  dated  April  2,  2002 disclosing presentation materials furnished to and discussed with securities analysts beginning on April 2, 2002.
o Valero L.P. filed a Form 8-K/A on April 16, 2002 dated February 1, 2002 amending the previously filed Form 8-K dated February 1, 2002 to provide the audited financial statements of the Wichita Falls Crude Oil Pipeline and Storage Business and pro forma financial information of Valero L.P.
o Valero L.P. filed a Form 8-K on May 16, 2002 dated May 15, 2002 to reflect the acquisition of the Wichita Falls Crude Oil Pipeline and Storage Business by Valero L.P. as a reorganization of entities under common control. The Form 8-K included restated selected financial data, restated management's discussion and analysis of financial condition and results of operations and restated audited consolidated and combined financial statements of Valero L.P. as of and for the year ended December 31, 2001.
o Valero L.P. filed a Form 8-K on June 5, 2002 dated May 30, 2002 disclosing the reorganization of the general partner interest of Valero Logistics Operations. The general partner interest in Valero Logistics Operations previously owned by Riverwalk Logistics, L.P. is now owned by Valero GP, Inc., a wholly owned subsidiary of Valero L.P., and Riverwalk Logistics, L.P. now owns a 2% general partner interest in Valero L.P.
o Valero L.P. filed a Form 8-K on June 6, 2002 dated June 6, 2002 to disclose that Valero L.P. will issue full and unconditional guarantees of the senior or subordinated debt securities, as applicable, of Valero Logistics Operations issued under the Form S-3 shelf registration statement previously filed by Valero L.P. and its wholly owned subsidiary, Valero Logistics Operations. The Form 8-K included restated interim financial statements as of and for the three months ended March 31, 2002 to include in the notes to the consolidated and combined financial statements a note discussing the full and unconditional guarantee.
o Valero L.P. filed a Form 8-K on June 13, 2002 dated June 12, 2002 to file the consolidated balance sheet of Riverwalk Logistics, L.P. and subsidiaries as of December 31, 2001. The Form 8-K included the audited consolidated and combined balance sheet of Riverwalk Logistics, L.P. and subsidiaries as of December 31, 2001 and related notes.
o Valero L.P. filed a Form 8-K/A on June 26, 2002 dated May 15, 2002 to reflect the reclassification of distributions received from Skelly-Belvieu Pipeline Company that relate to equity income generated by the joint venture as cash flows from operating activities rather than investing activities in the consolidated and combined statements of cash flows, and to include taxes other than income taxes as part of operating expenses in the consolidated and combined statements of income. The Form 8-K/A included restated selected financial data, restated management's discussion and analysis of financial condition and results of operations and restated audited consolidated and combined financial statements of Valero L.P. as of December 31, 2001, 2000, 1999, 1998 and 1997 and June 30, 2000 and for the
    years ended December 31, 2001, 1999, 1998 and 1997 and for the six months ended December 31, 2000 and June 30, 2000.
o Valero L.P. filed a Form 8-K on July 9, 2002 dated July 9, 2002 disclosing presentation materials furnished to and discussed with underwriters and securities brokers at presentations beginning on July 9, 2002.
o Valero L.P. filed a Form 8-K on July 15, 2002 dated July 10, 2002 disclosing that Valero Logistics Operations, Valero L.P., Valero GP, Inc., Riverwalk Logistics, L.P. and Valero GP, LLC entered into an underwriting agreement with underwriters named therein, with respect to the issue and sale by Valero Logistics Operations of $100,000,000 aggregate principal amount of 6.875% senior notes due 2012 in an underwritten public offering, which closed on July 15, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Valero L.P. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


VALERO L.P.
By: Riverwalk Logistics, L.P., its general partner
    By: Valero GP, LLC, its general partner


By:               /s/ Curtis V. Anastasio
         ----------------------------------
         Curtis V. Anastasio
         Chief Executive Officer and President
         August 12, 2002


By:               /s/ Steven A. Blank
         ----------------------------------
         Steven A. Blank
         Senior Vice President and
         Chief Financial Officer
         August 12, 2002

Exhibit 99.1

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT
TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Valero L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Curtis V. Anastasio, President and Chief Executive Officer of Valero GP, LLC, the general partner of the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.



/s/  Curtis V. Anastasio


Curtis V. Anastasio
Chief Executive Officer and President
August 12, 2002

Exhibit 99.2

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT
TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Valero L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven A. Blank, Senior Vice President and Chief Financial Officer of Valero GP, LLC, the general partner of the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.



/s/  Steven A. Blank


Steven A. Blank
Senior Vice President and Chief Financial Officer
August 12, 2002