Form 10-Q
period 2002-09-30
VALERO L P
filed 2002-11-12
CIK 1110805

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark  One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002

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

                                 Yes X No
                                    --   --

        As of October 31, 2002, 9,654,572 common units were outstanding.



================================================================================

                                   VALERO L.P.
                                    FORM 10-Q
                               SEPTEMBER 30, 2002

                                TABLE OF CONTENTS


                                                                                                       Page
                                                                                                       ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 Consolidated and Combined Balance Sheets
                  as of September 30, 2002 and December 31, 2001..................................       3

                 Consolidated and Combined Statements of Income
                  for the Three and Nine Months Ended September 30, 2002 and 2001.................       4

                 Consolidated and Combined Statements of Cash Flows
                  for the Nine Months Ended September 30, 2002 and 2001...........................       5

                 Notes to Consolidated and Combined Financial Statements..........................       6

  Item 2.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...........................................................      15

  Item 3.        Quantitative and Qualitative Disclosures About Market Risk.......................      25

  Item 4.        Controls and Procedures..........................................................      25


                           PART II - OTHER INFORMATION

  Item 6.        Exhibits and Reports on Form 8-K.................................................      26

                 SIGNATURES.......................................................................      27

                 CERTIFICATIONS...................................................................      28


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                   (unaudited, in thousands, except unit data)

                                                                                       Restated
                                                                      September 30,   December 31,
                                                                          2002            2001
                                                                          ----            ----
                                                                                        (note 2)
                                Assets
Current assets:
 Cash and cash equivalents..........................................    $ 31,176        $  7,796
 Receivable from parent.............................................       7,897           6,292
 Accounts receivable................................................       1,526           2,855
 Other current assets...............................................         296               -
                                                                         -------         -------
  Total current assets..............................................      40,895          16,943
                                                                         -------         -------

Property, plant and equipment.......................................     485,556         470,401
Less accumulated depreciation and amortization......................    (133,617)       (121,389)
                                                                         -------         -------
  Property, plant and equipment, net................................     351,939         349,012
Goodwill, net.......................................................       4,715           4,715
Investment in Skelly-Belvieu Pipeline Company.......................      16,192          16,492
Other noncurrent assets, net........................................       1,584             384
                                                                         -------         -------
 Total assets.......................................................    $415,325        $387,546
                                                                         =======         =======

                   Liabilities and Partners' Equity
Current liabilities:
 Current portion of long-term debt..................................    $    416        $    462
 Accounts payable and accrued liabilities...........................       7,923           4,215
 Taxes other than income taxes......................................       4,660           1,894
                                                                         -------         -------
  Total current liabilities.........................................      12,999           6,571

Long-term debt, less current portion................................     109,353          25,660
Other long-term liabilities.........................................           -               2
Deferred income tax liabilities.....................................           -          13,147

Partners' equity:
 Common units (9,654,572 and 9,599,322 outstanding as of 2002
  and 2001, respectively)...........................................     170,102         169,305
 Subordinated units (9,599,322 outstanding as of 2002 and 2001).....     116,682         116,399
 General partner's equity...........................................       6,189           5,831
 Net parent investment in the Wichita Falls Business................           -          50,631
                                                                         -------         -------
  Total partners' equity............................................     292,973         342,166
                                                                         -------         -------
  Total liabilities and partners' equity............................    $415,325        $387,546
                                                                         =======         =======

    See accompanying notes to consolidated and combined financial statements.


                VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
            (unaudited, in thousands, except unit and per unit data)


                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                    September 30,
                                                        -------------                    -------------
                                                   2002              2001              2002             2001
                                                   ----              ----              ----             ----

Revenues.....................................     $32,161         $26,857            $88,215          $73,916
                                                   ------          ------             ------           ------

Costs and expenses:
 Operating expenses..........................      10,376           8,649             29,125           26,036
 General and administrative expenses.........       1,783           1,326              5,270            3,829
 Depreciation and amortization...............       4,157           3,452             12,388            9,941
                                                   ------          ------             ------           ------
  Total costs and expenses...................      16,316          13,427             46,783           39,806
                                                   ------          ------             ------           ------

Operating income.............................      15,845          13,430             41,432           34,110
 Equity income from Skelly-Belvieu
   Pipeline Company..........................         843             728              2,365            2,304
 Interest expense, net.......................      (1,738)           (387)            (3,090)          (3,501)
                                                   ------          ------             ------           ------

Income before income tax expense.............      14,950          13,771             40,707           32,913
 Income tax expense..........................           -               -               (395)               -
                                                   ------          ------             ------           ------
Net income...................................     $14,950         $13,771            $40,312          $32,913
                                                   ======          ======             ======           ======

Allocation of net income:
Net income...................................     $14,950         $13,771            $40,312          $32,913
 Less net income applicable to the period
   from January 1 through April 15, 2001.....           -               -                  -          (10,126)
 Less net income applicable to the Wichita
   Falls Business for the month ended
   January 31, 2002..........................           -               -               (650)               -
                                                   ------          ------             ------           ------

Net income applicable to the general and
   limited partners' interest................      14,950          13,771             39,662           22,787

General partner's interest in net income.....      (1,064)           (276)            (1,558)            (456)
                                                   ------          ------             ------           ------
Limited partners' interest in net income.....     $13,886         $13,495            $38,104          $22,331
                                                   ======          ======             ======           ======

Basic and diluted net income per limited
  partnership unit...........................     $  0.72         $  0.70            $  1.98          $  1.16
                                                   ======          ======             ======           ======

Weighted average number of limited
  partnership units outstanding - diluted....  19,253,894      19,198,644         19,249,921       19,198,644
                                               ==========      ==========         ==========       ==========

   See accompanying notes to consolidated and combined financial statements.

                VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                           ------------

                                                                       2002            2001
                                                                       ----            ----
Cash Flows from Operating Activities:
Net income ....................................................     $40,312          $ 32,913
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization.................................      12,388             9,941
 Equity income from Skelly-Belvieu Pipeline Company............      (2,365)           (2,304)
 Distributions of equity income from Skelly-Belvieu
  Pipeline Company.............................................       2,665             2,020
 Changes in current assets and liabilities:
  Decrease (increase) in receivable from parent................      (1,605)           16,940
  Decrease (increase) in accounts receivable...................       1,329            (1,719)
  Decrease (increase) in other current assets..................        (296)            3,528
  Increase in accounts payable and accrued liabilities.........       3,708             1,187
  Increase in taxes other than income taxes....................       2,796                97
 Other, net....................................................         671              (413)
                                                                     ------           -------
        Net cash provided by operating activities..............      59,603            62,190
                                                                     ------           -------

Cash Flows from Investing Activities:
Maintenance capital expenditures...............................      (2,834)           (2,587)
Expansion capital expenditures.................................      (1,481)           (3,287)
Acquisitions...................................................     (75,000)           (5,600)
                                                                     ------           -------
        Net cash used in investing activities..................     (79,315)          (11,474)
                                                                     ------           -------

Cash Flows from Financing Activities:
Proceeds from senior note offering, net of issuance costs......      98,394                 -
Proceeds from other long-term debt borrowings..................      75,000            20,506
Repayment of long-term debt....................................     (91,046)           (5,729)
Distributions to unitholders and general partner...............     (38,744)           (9,817)
Distributions to parent and affiliates.........................        (512)          (29,000)
Net proceeds from sale of common units to the public...........           -           111,912
Distribution to parent and affiliates for reimbursement of
 capital expenditures and repayment of debt....................           -          (128,193)
                                                                     ------           -------
         Net cash provided by (used in) financing activities...      43,092           (40,321)
                                                                     ------           -------

Net increase in cash and cash equivalents......................      23,380            10,395
Cash and cash equivalents as of the beginning of the period....       7,796                 4
                                                                     ------           -------
Cash and cash equivalents as of the end of the period..........     $31,176          $ 10,399
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

Valero Energy is a refining and marketing company with 12 refineries and approximately 4,200 company-operated and dealer-operated convenience stores. Valero Energy's refining operations rely on various logistics assets (pipelines, terminals, marine dock facilities, bulk storage facilities, refinery delivery racks and rail car loading equipment) that support its refining and retail operations, including the logistics assets owned and operated by the
Partnership. Valero Energy markets the refined products produced at the McKee, Three Rivers and Ardmore refineries primarily in Texas, Oklahoma, Colorado, New Mexico and Arizona through a network of approximately 2,500 company-operated and dealer-operated convenience stores, as well as other wholesale and spot market sales and exchange agreements.

On December 31, 2001, Valero Energy completed its acquisition of Ultramar Diamond Shamrock Corporation (UDS) in a purchase business combination. The assets acquired included UDS' ownership in Valero L.P. as well as ownership of Riverwalk Logistics, L.P., which at that time was the general partner of both Valero L.P. and Valero Logistics Operations.

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

As a result of the restructuring of the general partner ownership, Riverwalk Logistics, L.P. serves as the general partner of Valero L.P. with a 2% general partner interest, Valero GP, Inc. serves as the general partner of Valero Logistics Operations with a 0.01% general partner interest and Valero L.P. is the limited partner of Valero Logistics Operations with a 99.99% limited partner interest. This reorganization was undertaken to simplify required financial reporting by Valero Logistics Operations if guarantees of Valero Logistics
Operations debt are issued by Valero L.P. There was no financial statement impact related to this restructuring as all transactions were recorded at historical cost.

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

Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements as of that date and restated to include the balances of the Wichita Falls Business as discussed below, but does not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements.

These consolidated and combined financial statements should be read along with the audited consolidated and combined financial statements and notes thereto included in Valero L.P.'s Form 8-K/A dated May 15, 2002 and filed with the Securities and Exchange Commission on June 26, 2002.

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

Since the acquisition of the Wichita Falls Business represented the transfer of a business between entities under the common control of Valero Energy, the balance sheet as of December 31, 2001 and the statements of income and cash flows for the month ended January 31, 2002 (preceding the acquisition date) have been restated to include the Wichita Falls Business. The assumed transfer to the Partnership as of December 31, 2001 (the earliest date on which common control existed) and the restatement of the January 2002 statements of income and cash flows have been recorded based on Valero Energy's historical cost, which was based on Valero Energy's allocation of the purchase price paid for UDS. The balance sheet of the Wichita Falls Business as of December 31, 2001, which is included in the combined balance sheet as of December 31, 2001, includes the following amounts in the respective captions.

                                                               Wichita Falls
                                                                 Business
                                                                December 31,
                                                                   2001
                                                                   ----
                                                              (in thousands)
       Balance Sheet Caption
        Property, plant and equipment...................          $64,160
        Accrued liabilities.............................              131
        Taxes other than income taxes...................              251
        Deferred income tax liabilities.................           13,147
        Net parent investment...........................           50,631

                VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The following unaudited pro forma financial information for the nine months ended September 30, 2001 assumes that the Wichita Falls Business was acquired on January 1, 2001 with borrowings under the revolving credit facility.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                         2001
                                                                         ----
                                                                    (in thousands,
                                                                    except per unit
                                                                        amount)
   Pro Forma Income Statement Information
     Revenues.....................................................     $87,159
     Costs and expenses...........................................      45,335
     Operating income.............................................      41,824

     Allocation of net income:
     ------------------------
     Net income ..................................................     $38,376
     Less net income applicable to the period from January 1
      through April 15, 2001......................................     (11,842)
     Less general partner's interest in net income applicable to
      the period from April 16 through September 30, 2001.........        (531)
                                                                        ------
     Limited partners' interest in net income applicable to
      the period from April 16 through September 30, 2001.........     $26,003
                                                                        ======

     Net income per limited partnership unit......................     $  1.35
                                                                        ======

Since Valero L.P. completed its initial public offering on April 16, 2001, the pro forma net income for the period from January 1 through April 15, 2001 of $11,842,000 would have been allocated to Valero Energy (the Wichita Falls Business' parent). The pro forma net income for the period from April 16 through September 30, 2001 of $26,534,000 would have been allocated to the general and limited partners based on their respective ownership interests.

The financial statements included in this Form 10-Q represent the following:
o consolidated financial statements of the Partnership, including the Wichita Falls Business, as of September 30, 2002 and for the three and eight months ended September 30, 2002;
o combined financial statements of the Partnership and the Wichita Falls Business as of December 31, 2001 and for the one month ended January 31, 2002;
o consolidated financial statements of Valero L.P. and Valero Logistics Operations for the period from April 16, 2001 through September 30, 2001; and
o combined financial statements of Valero L.P. and Valero Logistics Operations for the period from January 1, 2001 through April 15, 2001.

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

This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Partnership adopted Statement No. 145 effective April 30, 2002 and there was no impact to the Partnership's financial position or results of operations as a result of adoption.

FASB Statement No. 146
In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. Such costs include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. Statement No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Partnership will adopt the provisions of Statement No. 146 for restructuring activities initiated on or after January 1, 2003. Statement No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the entity's commitment to an exit or disposal plan, which may not create an obligation that meets the definition of a liability.

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

In connection with the initial public offering of Valero L.P., UDS agreed to indemnify the Partnership for environmental liabilities that arose prior to April 16, 2001 and are discovered within 10 years after April 16, 2001. Excluded from this indemnification are liabilities that result from a change in environmental law after April 16, 2001. Effective with the acquisition of UDS by Valero Energy, Valero Energy assumed this environmental indemnification. In addition, as an operator or owner of the assets, the Partnership could be held liable for pre-April 16, 2001 environmental damage should Valero Energy be unable to fulfill its obligation. However, the Partnership believes that such a situation is remote given Valero Energy's financial condition.

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

On May 29, 2002, the Partnership acquired the 30-mile pure hydrogen pipeline from Valero Energy for $11,000,000, which was funded with borrowings under the Partnership's revolving credit facility. The Partnership then exchanged, on May 29, 2002, this 30-mile pure hydrogen pipeline for Praxair, Inc.'s 25-mile crude hydrogen pipeline, which originates at Celanese Ltd.'s chemical facility in Clear Lake, Texas and ends at Valero Energy's Texas City refinery in Texas City, Texas, under an exchange agreement previously negotiated between Valero Energy and Praxair, Inc. In conjunction with the exchange, the Partnership entered into an operating agreement with Praxair, Inc. whereby Praxair, Inc. will operate the pipeline for an annual fee of $92,000, plus reimbursement of repair, replacement and relocation costs.

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

The following table summarizes transactions with Valero Energy:

                                                 Three Months Ended           Nine Months Ended
                                                    September 30,               September 30,
                                                    ------------                ------------
                                                  2002         2001            2002       2001
                                                  ----         ----            ----       ----
                                                                  (in thousands)

  Revenues..................................... $31,981      $26,650         $87,783    $73,410
  Operating expenses...........................   3,686        3,432          10,470      8,831
  General and administrative expenses..........   1,490        1,300           4,421      3,900
  Interest expense on debt due to parent.......       -            -               -      2,512

Under the Services Agreement with the Partnership, Valero Energy has agreed to provide the corporate functions of legal, accounting, treasury, information technology and other services for an annual fee of $5,200,000 until July 2008. The $5,200,000 may be adjusted annually based on the Consumer Price Index published by the U.S. Department of Labor, and may also be adjusted to take into account additional service levels necessitated by the acquisition or construction of additional assets. This annual fee is in addition to the incremental general and administrative costs to be incurred from third parties for services Valero Energy does not provide under the Services Agreement.

                VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The Services Agreement also requires that the Partnership reimburse Valero Energy for various recurring costs of employees who work exclusively within the pipeline, terminalling and storage operations and for certain other costs incurred by Valero Energy relating solely to the Partnership. These employee costs include salary, wage and benefit costs.

Under the Pipelines and Terminals Usage Agreement with the Partnership, Valero Energy has agreed to use the Partnership's pipelines to transport at least 75% of the crude oil shipped to and at least 75% of the refined products shipped from the McKee, Three Rivers and Ardmore refineries and to use the Partnership's refined product terminals for terminalling services for at least 50% of all refined products shipped from these refineries until at least April 2008. For the nine months ended September 30, 2002, Valero Energy used the Partnership's pipelines to transport 96% of its crude oil shipped to and 80% of the refined products shipped from the McKee, Three Rivers and Ardmore refineries and Valero Energy used the Partnership's terminalling services for 61% of all refined products shipped from these refineries.

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

NOTE 7: Long-term Debt

As of September 30, 2002, the Partnership had no outstanding borrowings under its $120,000,000 revolving credit facility. During the second quarter of 2002, the Partnership borrowed $11,000,000 under the revolving credit facility to purchase a pure hydrogen pipeline from Valero Energy and during the first quarter of 2002, the Partnership borrowed $64,000,000 under the revolving credit facility to purchase the Wichita Falls Business. The revolving credit facility expires on January 15, 2006 and is available to fund working capital requirements, to finance future acquisitions and for general corporate purposes. It may also be used to fund quarterly distributions to unitholders up to a maximum of $25,000,000. Borrowings under this distribution sublimit must be reduced to zero each year for a 15-day period. Borrowings under the revolving credit facility bear interest based on either an alternative base rate or LIBOR at the option of the Partnership.

The revolving credit facility requires that the Partnership maintain certain financial ratios and includes other restrictive covenants, including a prohibition on distributions if any default, as defined in the revolving credit facility, exists or would result from the distribution. The Partnership is in compliance with all of these ratios and covenants.

On July 15, 2002, Valero Logistics Operations completed the sale of $100,000,000 of 6.875% senior notes for total proceeds of $99,686,000. The net proceeds of $98,394,000, after deducting underwriters' commissions and offering expenses of $1,292,000, were used to pay off the then outstanding balance of $91,000,000 under the revolving credit facility.

The senior notes rank equally with all other existing senior unsecured indebtedness, including indebtedness under the revolving credit facility. The senior notes contain restrictions on the Partnership's ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit the Partnership's ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions.

               VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

At the option of the Partnership, the senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date; however, the senior notes are not subject to sinking fund provisions. The senior notes also include a change-of-control provision, which requires that an investment grade entity own and control the general partner of the Partnership. Otherwise the Partnership must offer to purchase the senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase.

Valero L.P. has no operations and its only asset is its investment in Valero Logistics Operations, which owns and operates the Partnership's pipelines and terminals. Valero L.P. has fully and unconditionally guaranteed the senior notes issued by Valero Logistics Operations and any obligations under Valero Logistics Operations' revolving credit facility.

NOTE 8: Net Income per Limited Partnership Unit

The following table reflects the allocation of net income and provides details of the basic and diluted net income per limited partnership unit computations:

                                                     Three Months Ended           Nine Months Ended
                                                       September 30,                September 30,
                                                       -------------                -------------
                                                     2002          2001           2002         2001
                                                     ----          ----           ----         ----
                                                     (in thousands, except unit and per unit data)

  Net income applicable to the general and
   limited partners' interest.................     $14,950       $13,771        $39,662       $22,787
  Less general partner ownership interest
   in net income..............................        (301)         (276)          (795)         (456)
  Less general partner incentive income.......        (763)            -           (763)            -
                                                    ------        ------         ------        ------
  Net income applicable to the limited
   partners' interest.........................     $13,886       $13,495        $38,104       $22,331
                                                    ======        ======         ======        ======

  Basic and dilutive net income per
   common and subordinated unit...............     $  0.72       $  0.70        $  1.98       $  1.16
                                                    ======        ======         ======        ======

  Weighted average limited partnership
   units outstanding - basic..................  19,253,894    19,198,644     19,249,846    19,198,644
  Dilutive effect of unit options issued......           -             -             75             -
                                                ----------    ----------     ----------    ----------
  Weighted average limited partnership
   units outstanding - diluted................  19,253,894    19,198,644     19,249,921    19,198,644
                                                ==========    ==========     ==========    ==========


General partner incentive income for the three months ended September 30, 2002 includes $85,000 of incentive income from the first quarter of 2002, $339,000 of incentive income from the second quarter of 2002 and $339,000 of incentive income from the third quarter of 2002.

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

Diluted net income per unit is similar to the computation of basic net income per unit, except for the dilutive effect of outstanding unit options determined under the treasury stock method.

                VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

NOTE 9: Restricted Common Units and Unit Options

Valero GP, LLC, the general partner of Riverwalk Logistics, L.P., adopted a long-term incentive plan under which contractual rights to receive common units of Valero L.P. and distribution equivalent rights (DERs) may be awarded to certain key employees of affiliates providing services to Valero L.P. and to directors and officers of Valero GP, LLC. On January 21, 2002, Valero GP, LLC granted contractual rights to receive a total of 55,250 common units and DERs to its officers, certain employees of its affiliates and its outside directors. In conjunction with the grant of contractual rights to receive common units under the plan, Valero L.P. issued 55,250 restricted common units to Valero GP, LLC on January 21, 2002 for total consideration of $2,262,000 (based on the then $40.95 market value per common unit), the receivable for which is classified as equity in the consolidated balance sheet as of September 30, 2002.

One-third of the contractual rights to receive common units awarded by Valero GP, LLC will vest at the end of each year of a three-year vesting period. Accordingly, the Partnership recognized $197,000 and $528,000 of compensation expense associated with these contractual rights to receive common units for the three and nine months ended September 30, 2002, respectively.

In addition to the grants of contractual rights to receive common units under the long-term incentive plan, Valero GP, LLC may grant options to purchase common units of Valero L.P. Under the provisions of the long-term incentive plan, one-third of the unit options vest at the end of each year of a three-year vesting period and expire 10 years from the grant date. In September of 2002 and in March of 2002, 105,000 unit options and 71,200 unit options, respectively, were granted to officers, directors and certain employees of Valero GP, LLC and its affiliates. The Partnership follows the intrinsic value method of accounting for unit-based compensation. Under this method, the Partnership records no compensation expense for unit options granted when the exercise price of options granted is equal to the fair value of the units on the grant date.

NOTE 10: Distributions

The Partnership makes quarterly distributions of 100% of its available cash, generally defined as cash receipts less cash disbursements and cash reserves established by the general partner in its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter end. Pursuant to the partnership agreement, the general partner is entitled to incentive distributions if the amount the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

                                                  Percentage of Distribution
                                                  --------------------------
   Quarterly Distribution Amount per Unit       Unitholders      General Partner
   --------------------------------------       -----------      ---------------
   Up to $0.60...............................        98%               2%
   Above $0.60 up to $0.66...................        90%              10%
   Above $0.66 up to $0.90...................        75%              25%
   Above $0.90...............................        50%              50%

                VALERO L.P. AND VALERO LOGISTICS OPERATIONS, L.P.
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (Continued)

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

                                                 Three Months Ended               Nine Months Ended
                                                    September 30,                   September 30,
                                                    -------------                   -------------
                                                 2002             2001           2002             2001
                                                 ----             ----           ----             ----
                                                         (in thousands, except per unit data)

  General partner ownership interest........   $   282          $   235        $   822         $   431
  General partner incentive distribution....       339                -            763               -
                                                ------           ------         ------          ------
   Total general partner distribution.......       621              235          1,585             431
  Limited partnership units.................    13,478           11,519         39,470          21,140
                                                ------           ------         ------          ------
   Total cash distributions.................   $14,099          $11,754        $41,055         $21,571
                                                ======           ======         ======          ======

  Total cash distribution per limited
   partnership unit.........................   $  0.70          $  0.60        $  2.05         $  1.10
                                                ======           ======         ======          ======


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

On August 14, 2002, the Partnership paid the second quarter cash distribution of $0.70 per unit for a total distribution of $14,098,000, including $621,000 paid to the general partner. The general partner's distribution included $339,000 of an incentive distribution.

NOTE 11: Subsequent Event

On October 21, 2002, the Partnership declared a quarterly distribution of $0.70 per unit payable on November 14, 2002 to unitholders of record on November 1, 2002. This distribution, related to the third quarter of 2002, is expected to total $14,099,000, of which $621,000 represents the general partner's share of such distribution. The general partner's distribution includes a $339,000 incentive distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain "forward-looking" statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and information relating to the Partnership that is based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar expressions, as they relate to the Partnership, its affiliates or management, identify forward-looking statements. These statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations, including as a result of:

o    competitive factors such as competing pipelines;
o    pricing pressures and changes in market conditions;
o reductions in production at the refineries that the Partnership supplies with crude oil and whose refined production it transports;
o    inability to acquire additional nonaffiliated pipeline entities or assets;
o reductions in space allocated to the Partnership in interconnecting third party pipelines;
o    shifts in market demand;
o changes in the credit ratings assigned to Valero Logistics Operations' senior notes;
o    general economic conditions; and
o    other factors.

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

On February 1, 2002, the Partnership acquired the Wichita Falls Crude Oil Pipeline and Storage Business (the Wichita Falls Business) from Valero Energy for a total cost of $64,000,000. Since the acquisition of the Wichita Falls Business represented the transfer of a business between entities under the common control of Valero Energy, the balance sheet as of December 31, 2001 (the earliest date on which common control existed) and the statements of income and cash flows for the month ended January 31, 2002 (preceding the acquisition date) have been restated to include the Wichita Falls Business. As a result, the financial data and operating data which follow under "Results of Operations" represent the following:
o consolidated results of the Partnership as of September 30, 2002 and for the three and eight months ended September 30, 2002;
o combined results of the Partnership and the Wichita Falls Business as of December 31, 2001 and for the one month ended January 31, 2002;
o consolidated results of Valero L.P. and Valero Logistics Operations for the period from April 16, 2001 through September 30, 2001; and
o combined results of Valero L.P. and Valero Logistics Operations for the period from January 1, 2001 through April 15, 2001.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Financial Data:

                                                                     Three Months Ended
                                                                        September 30,
                                                                        ------------
                                                                   2002                2001
                                                                   ----                ----
                                                                          (in thousands)
Statement of Income Data:
Revenues.................................................       $ 32,161             $26,857
                                                                  ------              ------
Costs and expenses:
 Operating expenses......................................         10,376               8,649
 General and administrative expenses.....................          1,783               1,326
 Depreciation and amortization...........................          4,157               3,452
                                                                  ------              ------
   Total costs and expenses..............................         16,316              13,427
                                                                  ------              ------

Operating income.........................................         15,845              13,430
 Equity income from Skelly-Belvieu Pipeline Company......            843                 728
 Interest expense, net...................................         (1,738)               (387)
                                                                  ------              ------
Net income...............................................        $14,950             $13,771
                                                                  ======              ======



                                                              September 30,       September 30,
                                                                  2002                2001
                                                                  ----                ----
                                                                         (in thousands)
Balance Sheet Data:
Property, plant and equipment, net.......................       $351,939            $281,775
Total assets.............................................        415,325             323,361
Long-term debt, including current portion................        109,769              25,461
Partners' equity.........................................        292,973             290,329
Debt-to-capitalization ratio.............................         27.3%                 8.1%

Operating Data:

The following table reflects throughput barrels for the Partnership's crude oil and refined product pipelines and the total throughput for all of the refined product terminals for the three months ended September 30, 2002 and 2001.

                                                             Three Months Ended
                                                                September 30,
                                                                ------------
                                                          2002               2001          % Change
                                                          ----               ----          --------
                                                         (in thousands of barrels)
   Crude oil pipeline throughput:
     Dixon to McKee.................................     3,942               4,879            (19)%
     Wichita Falls to McKee.........................     7,887                   -              -
     Wasson to Ardmore..............................     7,286               7,751             (6)%
     Ringgold to Wasson.............................     3,674               3,645              1%
     Corpus Christi to Three Rivers.................     6,578               5,672             16%
     Other crude oil pipelines......................     4,579               5,331            (14)%
                                                        ------              ------
      Total crude oil pipelines.....................    33,946              27,278             24%
                                                        ======              ======

   Refined product pipeline throughput:
     McKee to Colorado Springs to Denver............     1,760               2,598            (32)%
     McKee to El Paso...............................     6,520               6,192              5%
     McKee to Amarillo to Abernathy.................     3,499               3,255              7%
     Amarillo to Albuquerque........................     1,088               1,297            (16)%
     McKee to Denver................................     1,144               1,118              2%
     Ardmore to Wynnewood...........................     5,334               5,073              5%
     Three Rivers to Laredo.........................     1,213               1,103             10%
     Three Rivers to San Antonio....................     2,271               2,374             (4)%
     Other refined product pipelines................     5,747               4,823             19%
                                                        ------              ------
      Total refined product pipelines...............    28,576              27,833              3%
                                                        ======              ======

   Refined product terminal throughput..............    16,309              17,496             (7)%
                                                        ======              ======

Net income for the quarter ended September 30, 2002 was $14,950,000 as compared to $13,771,000 for the quarter ended September 30, 2001. The increase of $1,179,000 was primarily attributable to the additional net income generated from the three acquisitions completed after September 30, 2001 (the Ringgold crude oil storage facility, the Wichita Falls Business and the crude hydrogen pipeline), partially offset by higher interest expense related to borrowings to fund the three acquisitions. The increase was also partially offset by the impact of lower throughput barrels resulting from reduced refinery production at the three Valero Energy refineries served by the Partnership's pipelines and terminals. The reduced refinery production was attributable to economic-based production cuts during the third quarter of 2002 and unscheduled refinery downtime due in part to hurricane activity along the Gulf Coast.

Revenues for the quarter ended September 30, 2002 were $32,161,000 as compared to $26,857,000 for the quarter ended September 30, 2001, an increase of 20%, or $5,304,000. This increase was due primarily to the addition in 2002 of the Wichita Falls crude oil pipeline revenues and lower volumes transported to and from Valero Energy's Three Rivers refinery in 2001 due to the fire discussed further below, partially offset by decreases in revenues on several of the Partnership's other pipelines during the quarter. Beginning on July 9, 2001, Valero Energy's 95,000 barrel per day Three Rivers refinery was shut down for eight weeks as a result of a fire in the alkylation unit of the refinery. Valero Energy operated the Three Rivers refinery at reduced rates during the alkylation unit shutdown; thus volumes of crude oil transported to and refined products transported from the refinery were lower during the third quarter of 2001.

The following discusses significant revenue increases and decreases by pipeline:

o revenues for the Wichita Falls crude oil pipeline for the third quarter of 2002 totaled $6,863,000;

o revenues for the Ringgold to Wasson crude oil pipeline increased $353,000 due to a tariff rate increase effective December 1, 2001 related to the Ringgold crude oil storage facility acquisition;

o revenues for the Corpus Christi to Three Rivers crude oil pipeline decreased $707,000 despite a 16% increase in throughput barrels. During the third quarter of 2002, Valero Energy transported crude oil in the pipeline at the posted tariff rate, however, during the third quarter of 2001, the Corpus Christi to Three Rivers crude oil pipeline was temporarily converted into a refined product pipeline, which increased the tariff rate temporarily;

o revenues for the McKee to Colorado Springs to Denver and the Amarillo to Albuquerque refined product pipelines decreased $1,527,000 due to a combined 27% decrease in throughput barrels, resulting from Valero Energy supplying less refined products through these pipelines to the Colorado and New Mexico markets during the third quarter of 2002. In the third quarter of 2002, Valero Energy supplied a greater quantity of the Colorado demand by maximizing production at its Denver refinery;

o revenues for the Cheyenne Wells to McKee and the Dixon to McKee crude oil pipelines decreased $400,000 due to a combined 25% decrease in throughput barrels, resulting from Valero Energy supplying more of the McKee refinery's crude oil requirements from the Texas Gulf Coast via the Wichita Falls to McKee crude oil pipeline during the third quarter of 2002; and

o revenues for the refined product terminals for the third quarter of 2002 decreased 7% as compared to the third quarter of 2001 due primarily to a 57% decrease in throughput barrels at the Corpus Christi refined product terminal, resulting from Valero Energy supplying the refined product demand from its Corpus Christi refinery instead of the Three Rivers refinery.

Operating expenses increased $1,727,000, or 20%, for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 primarily due to $2,035,000 of operating expenses in 2002 related to the Ringgold crude oil storage facility, the Wichita Falls Business and the crude hydrogen pipeline, partially offset by lower utility expenses of $680,000, or 25%, due to lower natural gas costs and lower electricity rates negotiated with power suppliers.

General and administrative expenses increased 34% for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 due to higher general and administrative costs related to being a publicly held entity and the recognition of $197,000 of compensation expense related to the award of contractual rights to receive common units to officers and directors in January of 2002 (see Note 9: Restricted Common Units and Unit Options). In addition to the $5,200,000 annual fee charged by Valero Energy to the Partnership for general and administrative services, the Partnership incurs costs (e.g., unitholder annual reports and preparation and mailing of income tax reports to unitholders and director fees) as a result of being a publicly held entity. For the third quarter of 2002, general and administrative expenses of $1,783,000 reflect $1,300,000 of the annual service fee, $480,000 of public entity expenses and $197,000 of compensation expense, less $194,000 reimbursed by partners on jointly owned pipelines. For the third quarter of 2001, general and administrative expenses of $1,326,000 reflect $1,300,000 of the annual service fee and $158,000 of public entity expenses, less $132,000 reimbursed by partners on jointly owned pipelines.

Depreciation and amortization expense increased $705,000 for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 due to the additional depreciation related to the acquisitions of the Ringgold crude oil storage facility, the Wichita Falls Business and the crude hydrogen pipeline, all subsequent to the third quarter of 2001.

Equity income from Skelly-Belvieu Pipeline Company represents the Partnership's 50% interest in the net income of Skelly-Belvieu Pipeline Company, which operates the Skellytown to Mont Belvieu refined product pipeline. Equity income from Skelly-Belvieu Pipeline Company for the quarter ended September 30, 2002 increased 16% as compared to the quarter ended September 30, 2001 as throughput volumes increased 4%. Distributions from the Skelly-Belvieu Pipeline Company for the third quarter of 2002 totaled $1,043,000 as compared to $788,000 for the third quarter of 2001, an increase of 32%, or $255,000. This increase was primarily due to higher levels of maintenance capital expenditures in the third quarter of 2001 that reduced the cash available to be distributed.

Interest expense for the quarter ended September 30, 2002 was $1,738,000, net of interest income of $57,000 and capitalized interest of $32,000, as compared to $387,000 of net interest expense for the quarter ended September 30, 2001. The increase in interest expense was due to additional borrowings to fund the acquisitions of the Wichita Falls Business, the Ringgold crude oil storage facility and the crude hydrogen pipeline, all of which occurred after the third quarter of 2001. The higher interest expense in the third quarter of 2002 included interest expense related to the fixed-rate senior notes issued in July of 2002, the proceeds of which were used to repay borrowings under the Partnership's variable rate revolving credit facility.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Financial Data:

                                                                Nine Months Ended
                                                                   September 30,
                                                                   ------------

                                                              2002                2001
                                                              ----                ----
                                                                  (in thousands)
Statement of Income Data:
Revenues................................................    $88,215             $73,916
                                                             ------              ------
Costs and expenses:
 Operating expenses.....................................     29,125              26,036
 General and administrative expenses....................      5,270               3,829
 Depreciation and amortization..........................     12,388               9,941
                                                             ------              ------
   Total costs and expenses.............................     46,783              39,806
                                                             ------              ------

Operating income........................................     41,432              34,110
 Equity income from Skelly-Belvieu Pipeline Company.....      2,365               2,304
 Interest expense, net..................................     (3,090)             (3,501)
                                                             ------              ------
Income before income tax expense........................     40,707              32,913
 Income tax expense.....................................       (395)                  -
                                                             ------              ------
Net income..............................................    $40,312             $32,913
                                                             ======              ======


                                                                              Restated
                                                          September 30,      December 31,
                                                              2002               2001
                                                              ----               ----
                                                                  (in thousands)
Balance Sheet Data:
Property, plant and equipment, net......................   $351,939            $349,012
Total assets............................................    415,325             387,546
Long-term debt, including current portion...............    109,769              26,122
Partners' equity........................................    292,973             342,166
Debt-to-capitalization ratio............................     27.3%                7.1%

Operating Data:

The following table reflects throughput barrels for the Partnership's crude oil and refined product pipelines and the total throughput for all of the refined product terminals for the nine months ended September 30, 2002 and 2001.

                                                     Nine Months Ended
                                                        September 30,
                                                        ------------
                                                      2002        2001           % Change
                                                      ----        ----           --------
                                                  (in thousands of barrels)
     Crude oil pipeline throughput:
       Dixon to McKee.........................       12,545         16,062         (22)%
       Wichita Falls to McKee.................       19,501              -           -
       Wasson to Ardmore......................       20,201         22,533         (10)%
       Ringgold to Wasson.....................        9,155         10,443         (12)%
       Corpus Christi to Three Rivers.........       18,409         21,901         (16)%
       Other crude oil pipelines..............       15,061         13,000          16%
                                                     ------         ------
        Total crude oil pipelines.............       94,872         83,939          13%
                                                     ======         ======

     Refined product pipeline throughput:
       McKee to Colorado Springs to Denver....        5,754          6,997         (18)%
       McKee to El Paso.......................       18,104         18,547          (2)%
       McKee to Amarillo to Abernathy.........       10,024         10,129          (1)%
       Amarillo to Albuquerque................        3,118          3,589         (13)%
       McKee to Denver........................        3,289          3,259           1%
       Ardmore to Wynnewood...................       13,996         15,787         (11)%
       Three Rivers to Laredo.................        3,424          3,307           4%
       Three Rivers to San Antonio............        6,864          7,470          (8)%
       Other refined product pipelines........       15,294         16,069          (5)%
                                                     ------         ------
        Total refined product pipelines.......       79,867         85,154          (6)%
                                                     ======         ======

     Refined product terminal throughput......       48,505         47,114           3%
                                                     ======         ======


Net income for the nine months ended September 30, 2002 was $40,312,000 as compared to $32,913,000 for the nine months ended September 30, 2001. The increase of $7,399,000 was primarily attributable to the additional net income generated from the four acquisitions completed since July of 2001 (the Southlake refined product terminal, the Ringgold crude oil storage facility, the Wichita Falls Business and the crude hydrogen pipeline) and lower interest expense in 2002 as compared to 2001 as a result of repaying the $107,676,000 of debt due to parent in April of 2001. The increase in net income was partially offset by the impact of lower throughput barrels in 2002 resulting from economic-based refinery production cuts at the three Valero Energy refineries served by the Partnership's pipelines and terminals. Net income for the first nine months of 2002 includes $650,000 of net income related to the Wichita Falls Business for the month ended January 31, 2002, which was allocated entirely to Valero Energy, the Wichita Falls Business' parent.

Revenues for the nine months ended September 30, 2002 were $88,215,000 as compared to $73,916,000 for the nine months ended September 30, 2001, an increase of 19%, or $14,299,000. This increase was due primarily to the addition of the Wichita Falls crude oil pipeline revenues and the Southlake refined product terminal revenues in the first nine months of 2002, partially offset by decreases in revenues on most of the Partnership's other pipelines during the first nine months of 2002. The following discusses significant revenue increases and decreases by pipeline:

o revenues for the first nine months of 2002 include $16,967,000 of revenues related to the Wichita Falls Business, including $1,740,000 of revenues (2,000,000 barrels of throughput) related to the month ended January 31, 2002 as a result of the common control transfer between Valero Energy and the Partnership;

o revenues for the Wasson to Ardmore crude oil pipeline and the Ardmore to Wynnewood refined product pipeline decreased $288,000 due to a combined 11% decrease in throughput barrels, resulting from reduced production at the Ardmore refinery. During the first nine months of 2002, Valero Energy initiated economic-based refinery production cuts as a result of significantly lower refining margins industry-wide;

o revenues for the Ringgold to Wasson crude oil pipeline increased $459,000, despite a 12% decrease in throughput barrels resulting from reduced production at the Ardmore refinery, due to a tariff rate increase effective December 1, 2001 related to the Ringgold crude oil storage facility acquisition;

o revenues for the Corpus Christi to Three Rivers crude oil pipeline decreased $2,066,000 due to a 16% decrease in throughput barrels, as a result of reduced production at the Three Rivers refinery. During the first nine months of 2002, Valero Energy also initiated economic-based refinery production cuts at the Three Rivers refinery. In addition, during the first quarter of 2002, Valero Energy accelerated certain refinery turnaround work scheduled for later in 2002 resulting in the partial shutdown of the refinery and reduced throughput barrels in the Partnership's pipelines;

o revenues for the McKee to Colorado Springs to Denver and the McKee to El Paso refined product pipelines decreased $2,022,000 due to a combined 7% decrease in throughput barrels, resulting from reduced production at the McKee refinery. During the first quarter of 2002, Valero Energy completed several planned refinery turnaround projects at the McKee refinery which significantly reduced production and thus reduced throughput barrels in the Partnership's pipelines;

o revenues for the Three Rivers to Corpus Christi and the Three Rivers to Pettus refined product pipelines decreased $428,000 due to a combined 44% decrease in throughput barrels, as a result of reduced production at the Three Rivers refinery. During the refinery turnaround and economic-induced production cutbacks, the Three Rivers refinery curtailed production of benzene, toluene and xylene, the primary refined products transported in the refined product pipelines going to Corpus Christi from Three Rivers; and

o revenues for the refined product terminals, excluding the impact of the Southlake terminal, for the first nine months of 2002 remained comparable to the revenues recognized in the first nine months of 2001 since the throughput levels remained steady. Revenues for the Southlake refined product terminal, which was acquired on July 1, 2001, were $1,792,000 and throughput was 6,113,000 barrels for the first nine months of 2002. Revenues for the Southlake refined product terminal for the third quarter of 2001 were $663,000 and throughput was 2,261,000 barrels.

Operating expenses increased $3,089,000, or 12%, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 due to $4,757,000 of increased operating expenses related to the Southlake refined product terminal, the Ringgold crude oil storage facility, the Wichita Falls Business and the crude hydrogen pipeline, partially offset by lower utility expenses of $2,100,000, or 25%, due to lower natural gas costs and lower electricity rates negotiated with power suppliers.

General and administrative expenses increased 38% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 due primarily to an increase in general and administrative costs related to being a publicly held entity and the recognition of $528,000 of compensation expense related to the award of contractual rights to receive common units to officers and directors in January of 2002 (see Note 9: Restricted Common Units and Unit Options). In addition to the $5,200,000 annual fee charged by Valero Energy to the Partnership for general and administrative services, the Partnership incurs costs (e.g., unitholder annual reports and preparation and mailing of income tax reports to unitholders and director fees) as a result of being a publicly held entity. For the first nine months of 2002, general and administrative expenses of $5,270,000 reflect $3,900,000 of the annual service fee, $40,000 of general and administrative expenses related to the Wichita Falls Business for January 2002, $1,311,000 of public entity expenses and $528,000 of compensation expense, less $509,000 reimbursed by partners on jointly owned pipelines. For the first nine months of 2001, general and administrative expenses of $3,829,000 reflect $3,900,000 of the annual service fee and $257,000 of public entity expenses, less $328,000 reimbursed by partners on jointly owned pipelines.

Depreciation and amortization expense increased $2,447,000 for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 due to the additional depreciation related to the acquisitions of the Southlake refined product terminal, the Ringgold crude oil storage facility, the Wichita Falls Business and the crude hydrogen pipeline. Included in the first nine months of 2002 is $160,000 of depreciation expense related to the Wichita Falls Business for the month ended January 31, 2002.

Equity income from Skelly-Belvieu Pipeline Company for the nine months ended September 30, 2002 approximated the amount of equity income recognized in the nine months ended September 30, 2001 as throughput volumes in the Skellytown to Mont Belvieu refined product pipeline did not change significantly. Distributions from the Skelly-Belvieu Pipeline Company for the first nine months of 2002 totaled $2,665,000 as compared to $2,020,000 for the first nine months of 2001, an increase of 32%, or $645,000. This increase was primarily due to higher levels of maintenance capital expenditures in the second and third quarters of 2001 that reduced the cash available to be distributed.

Interest expense for the nine months ended September 30, 2002 was $3,090,000, net of interest income of $99,000 and capitalized interest of $146,000, as compared to $3,501,000 of interest expense for the nine months ended September 30, 2001. Interest expense decreased due to the payoff of the debt due to parent in April 2001 with proceeds from the Partnership's initial public offering. Partially offsetting this decrease was higher interest expense during the first nine months of 2002 related to additional borrowings to fund the acquisitions of the Southlake refined product terminal, the Wichita Falls Business, the Ringgold crude oil storage facility and the crude hydrogen pipeline. Included in interest expense for the first nine months of 2002 was interest expense related to the fixed-rate senior notes issued in July of 2002, the proceeds of which were used to repay borrowings under the variable-rate revolving credit facility.

Income tax expense for the first nine months of 2002 represents income taxes incurred by the Wichita Falls Business during the month ended January 31, 2002, prior to the transfer of the Wichita Falls Business to the Partnership.

Outlook for the Fourth Quarter of 2002

In the fourth quarter of 2002, the Partnership's operational performance continues to be strong and there is no anticipation of any issues that would significantly affect throughput volumes compared to those achieved in the third quarter of 2002. Please refer to "Forward-Looking Statements" for factors that could potentially cause results to be other than those anticipated.

Liquidity and Capital Resources

Financing
As of September 30, 2002, the Partnership had no outstanding borrowings under its $120,000,000 revolving credit facility. During the first quarter of 2002, the Partnership borrowed $64,000,000 under the revolving credit facility to purchase the Wichita Falls Business from Valero Energy. During the second quarter of 2002, the Partnership borrowed $11,000,000 under the revolving credit facility to purchase a pure hydrogen pipeline from Valero Energy. During the third quarter of 2002, the outstanding balance under the revolving credit facility of $91,000,000 was paid off with proceeds from the July 2002 senior notes issued under the shelf registration statement discussed further below.

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

On June 6, 2002, Valero L.P. and Valero Logistics Operations filed a $500,000,000 universal shelf registration statement with the Securities and Exchange Commission. On July 15, 2002, Valero Logistics Operations completed the sale of $100,000,000 of 6.875% senior notes, issued under its shelf registration, for total proceeds of $99,686,000. The net proceeds of $98,394,000, after deducting underwriters' commissions and offering expenses of $1,292,000, were used to pay off the $91,000,000 outstanding under the revolving credit facility.

The senior notes rank equally with all other existing senior unsecured indebtedness, including indebtedness under the revolving credit facility. The senior notes contain restrictions on the Partnership's ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit the Partnership's ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions.

At the option of the Partnership, the senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. The senior notes also include a change-of-control provision, which requires that an investment grade entity own and control the general partner of the Partnership. Otherwise the Partnership must offer to purchase the senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase.

The Partnership's ability to complete future debt and equity offerings and the timing of any such offerings will depend upon various factors including prevailing market conditions, interest rates and the Partnership's financial condition.

Distributions
Valero L.P.'s partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and the general partner will receive. During the subordination period, the holders of Valero L.P.'s common units are entitled to receive each quarter a minimum quarterly distribution of $0.60 per unit ($2.40 annualized) prior to any distribution of available cash to holders of Valero L.P.'s subordinated units. The subordination period is defined generally as the period that will end on the first day of any quarter beginning after December 31, 2005 if (1) the Partnership has distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four-quarter periods and (2) the Partnership's adjusted operating surplus, as defined in the partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable the Partnership to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2% general partner interest during those periods.

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

On August 14, 2002, the Partnership paid a distribution of $0.70 per unit, or $13,477,000, to unitholders representing the distribution of available cash generated in the second quarter of 2002. The general partner's cash distribution applicable to the second quarter of 2002 was $621,000, of which $339,000 was an incentive distribution.

On October 21, 2002, the Partnership declared a quarterly distribution of $0.70 per unit payable on November 14, 2002 to unitholders of record on November 1, 2002. This distribution, related to the third quarter of 2002, is expected to total $13,478,000 for unitholders and $621,000 for the general partner, of which $339,000 is an incentive distribution.

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

During the nine months ended September 30, 2002, the Partnership incurred maintenance capital expenditures of $2,834,000 primarily related to tank and automation upgrades at both the refined product terminals and the crude oil storage facilities and cathodic (corrosion) protection and automation upgrades for refined product pipelines. For the remainder of 2002, the Partnership anticipates incurring approximately $1,100,000 of additional maintenance capital expenditures for various automation upgrades and maintenance projects.

During the nine months ended September 30, 2002, the Partnership incurred $1,481,000 of expansion capital expenditures, which related primarily to the Amarillo to Albuquerque refined product pipeline expansion project. The capital expenditures for the Amarillo to Albuquerque refined product pipeline expansion project are net of ConocoPhillips' (previously Phillips Petroleum Company) 50% share of costs. The Partnership's capacity in the expanded Amarillo to Albuquerque pipeline increased from 16,083 barrels per day to 20,700 barrels per day.

On February 1, 2002, the Partnership acquired the Wichita Falls Business from Valero Energy for a total cost of $64,000,000. The Wichita Falls Business consists of the following assets:

o A 271.7 mile pipeline originating in WichitaFalls, Texas and ending at Valero Energy's McKee refinery in Dumas, Texas. The pipeline has the capacity to transport 110,000 barrels per day of crude oil gathered or acquired by Valero Energy at Wichita Falls. The Wichita Falls crude oil pipeline connects to third party pipelines that originate along the Texas Gulf Coast.
o Four storage tanks located in Wichita Falls, Texas with a total capacity of 660,000 barrels.

On May 29, 2002, the Partnership completed the acquisition of a 30-mile pure hydrogen pipeline from Valero Energy for $11,000,000 and subsequently exchanged that pipeline for a 25-mile crude hydrogen pipeline owned by Praxair, Inc. The crude hydrogen pipeline originates at Celanese Ltd.'s chemical facility in Clear Lake, Texas and ends at Valero Energy's Texas City refinery in Texas City, Texas. The pipeline supplies crude hydrogen to the refinery under a long-term supply arrangement between Valero Energy and Praxair, Inc.

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

As of September 30, 2002, the Partnership's fixed rate debt consisted of the 6.875% senior notes with a carrying value of $99,693,000 and an estimated fair value of $97,203,000 and the 8% Port of Corpus Christi note payable with a carrying value of $10,076,000 and an estimated fair value of $10,714,000. The fair values were estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements.

As of September 30, 2002, the Partnership had no floating rate debt outstanding since there were no outstanding borrowings under the revolving credit facility.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

     The principal executive officer and principal financial officer of Valero L.P., have evaluated Valero L.P.'s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q. Based on that evaluation, these officers concluded that the design and operation of Valero L.P.'s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Valero L.P. in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)  Changes in internal controls.

     There have been no significant changes in Valero L.P.'s internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the principal executive officer and principal financial officer of Valero L.P. completed their evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     10.1 Amendment No. 1 to Valero GP, LLC 2000 Long-Term Incentive Plan

     10.2 Form of Restricted Unit Agreement

     12.1 Statement Re: Computation of Ratio of Earnings to Fixed Charges

     99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

o On July 9, 2002, Valero L.P. filed pursuant to Regulation FD a Current Report on Form 8-K dated July 9, 2002 reporting Item 9 (Regulation FD Disclosures) and furnishing a copy of presentation materials furnished to and discussed with underwriters and securities brokers at presentations beginning on July 9, 2002 in connection with a $100,000,000 senior notes offering of Valero Logistics Operations. Financial statements were not filed with this report.

o On July 15, 2002, Valero L.P. filed a Current Report on Form 8-K dated July 10, 2002 reporting Item 5 (Other Events) to disclose that Valero Logistics Operations, Valero L.P., Valero GP, Inc., Riverwalk Logistics, L.P. and Valero GP, LLC had entered into an underwriting agreement with underwriters named therein, with respect to the issue and sale by Valero Logistics Operations of $100,000,000 aggregate principal amount of 6.875% senior notes due 2012 in an underwritten public offering, which closed on July 15, 2002. Financial statements were not filed with this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Valero L.P. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


VALERO L.P.
By: Riverwalk Logistics, L.P., its general partner
    By: Valero GP, LLC, its general partner


By:      /s/ Curtis V. Anastasio
         -----------------------
         Curtis V. Anastasio
         Chief Executive Officer and President
         November 8, 2002


By:      /s/ Steven A. Blank
         -------------------
         Steven A. Blank
         Senior Vice President and
         Chief Financial Officer
         November 8, 2002

                                  CERTIFICATION

I, Curtis V. Anastasio, the principal executive officer of Valero L.P., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Valero L.P. (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

     /s/ Curtis V. Anastasio
     -----------------------------------
     Curtis V. Anastasio
     Chief Executive Officer and President of
     Valero GP, LLC, the general partner of the general partner of Valero L.P.

                                  CERTIFICATION

I, Steven A. Blank, the principal financial officer of Valero L.P., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Valero L.P. (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

     /s/ Steven A. Blank
     -----------------------------------
     Steven A. Blank
     Senior Vice President and Chief Financial Officer of
     Valero GP, LLC, the general partner of the general partner of Valero L.P.

                                                                    Exhibit 10.1
                               FIRST AMENDMENT OF
                                 VALERO GP, LLC
                          2000 LONG-TERM INCENTIVE PLAN


     THIS AMENDMENT made as of the date set forth below by Valero GP, LLC (the "Company"),

                              W I T N E S S E T H:
                              -------------------

     WHEREAS, the Company maintains the Valero GP, LLC 2000 Long-Term Incentive Plan (the "Plan") for the benefit of its eligible employees and non-employee directors; and

     WHEREAS, the Company desires to amend the Plan to clarify its intent to settle vested Awards of Restricted Units solely by distribution of Units; and

     WHEREAS, in Section 7 of the Plan, the Board of Directors of the Company (the "Board") and/or the Compensation Committee of the Company (the "Committee") reserved the right to amend the Plan from time to time; and

     WHEREAS, the Committee has authorized appropriate officers to amend the Plan to clarify its intent to settle vested Awards of Restricted Units solely by distribution of Units as described in the amendment set forth below;

     NOW, THEREFORE, the Plan is hereby amended effective as of January 21, 2002 by this First Amendment thereto, as follows:

          1. Section 2.18 of the Plan is hereby amended in its entirety to provide as follows:

               "`Restricted Unit' means a phantom unit granted under the Plan which is equivalent in value and in dividend and interest rights to a unit, and which upon or following vesting entitles the Participant to receive a Unit."

          2. Section 6.2(iii) of the Plan is hereby amended in its entirety to provide as follows:

               "(iii) Lapse of Restrictions. Upon the vesting of each Restricted Unit, the Participant shall be entitled to receive from the Company one Unit subject to the provisions of Section 8.2."

          3. Except as modified herein, the Plan is specifically ratified and affirmed.

     IN WITNESS WHEREOF, this First Amendment of the Plan is executed this 21st day of September, 2002, to be effective as herein provided.

                                   VALERO GP, LLC


                                   By:/s/ Curtis V. Anastasio
                                   ---------------------------------------------
                                   Printed Name:  Curtis V. Anastasio
                                   Title:  President and Chief Executive Officer

                                                                    Exhibit 10.2

                        FORM OF RESTRICTED UNIT AGREEMENT

     This Restricted Unit and distribution equivalent right award agreement ("Agreement"), effective as of the date set forth at the end of this Agreement ("Grant Date"), is between Valero GP, LLC (the "Company") and [ ] ("Participant"), a participant in the Valero GP, LLC 2000 Long-Term Incentive Plan, as amended (the "Plan"). All capitalized terms contained in this Award shall have the same definitions as are set forth in the Plan unless otherwise defined herein. The terms of this grant are set forth below.

1. The Compensation Committee of the Board of Directors of the Company hereby grants to Participant [ ] Restricted Units under the Plan. A "Restricted Unit" is a phantom unit which is equivalent in value to a common unit ("MLP Common Unit") of Valero L.P. (the "MLP"). In addition, a Restricted Unit represents the right to receive, upon vesting as provided below, an MLP Common Unit. Restricted Units are granted hereunder in tandem with an equal number of distribution equivalent rights ("DERs"). A DER is a right to receive an amount in cash from the Company or its designee equal to the distributions made by MLP with respect to an MLP Common Unit during the period that ends upon vesting of the tandem Restricted Unit or its forfeiture pursuant to Section 6.2 (ii) of the Plan.

2. Subject to the further vesting provisions as may apply pursuant to the terms of the Plan, the Restricted Units (i) will become vested (nonforfeitable) in three equal annual increments of ________ MLP Common Units each, with the first increment vesting on January 21, 2003, the second increment vesting on January 21, 2004 and the third and final increment vesting on January 21, 2005, and (ii) will otherwise be subject to the terms, provisions, conditions, and limitations of the Plan.

3. DERs with respect to the Restricted Units will be paid to you in cash as of each record date during the period such Restricted Units are outstanding.

4. Neither this Award nor any right under this Award may be assigned, alienated, pledged, attached, sold, or otherwise transferred or encumbered by you otherwise than by will or by the laws of descent and distribution.

5. The Company will withhold any taxes due from your compensation as required by law, which, in the sole discretion of the Compensation Committee, may include withholding a number of Restricted Units otherwise payable to you.

6. By accepting this Award, you hereby accept and agree to be bound by all of the terms, provisions, conditions, and limitations of the Plan, as amended by the First Amendment and any subsequent amendment or amendments, as if it had been set forth verbatim in this Award.

7. By accepting this Award, you expressly recognize, acknowledge and agree that this Award is in lieu of and replaces the earlier Restricted Unit
     Agreement between the parties hereto which contained a grant date coincident with the grant date of this Award, and that such earlier
     Restricted  Unit  Agreement  shall,  upon  execution  of this  Award by the parties hereto, be hereby superseded in its entirety and any right or rights you may have acquired under or in connection with the earlier Restricted Unit Agreement shall be void, unenforceable, and of no legal effect. You hereby expressly and unconditionally waive and release in full any such right or rights under the earlier Restricted Unit Agreement in consideration of the grant of this Award.

8. By accepting this Award, you will become a Participant as of the effective date of this Award and, as such, you shall have no rights with respect to Restricted Units or DERs except as are expressly conferred by the Plan and this Award.

9. This Award shall be binding upon the parties hereto and their respective heirs, legal representatives, successors and assigns.

10.  This Award is effective as of January 21, 2002.

                                           VALERO GP, LLC


                                           By:
                                           -------------------------------------
                                           William R. Klesse
                                           Executive Vice President
Accepted:


-------------------------------
[Name]
[Title]
[Date]

                                                                    Exhibit 12.1
                                   VALERO L.P.
         STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                          (in thousands, except ratio)

                                              Nine
                                             Months
                                             Ended
                                          September 30,          Years Ended December 31,
                                                                 -----------------------
                                              2002         2001       2000      1999        1998
                                              ----         ----       ----      ----        ----

Earnings:
Income from continuing operations
 before provision for income taxes and
 income from equity investees               $38,342      $42,694    $35,968   $65,445      $54,910

Add:
  Fixed charges                               3,416        4,203      5,266       997        1,001
  Amortization of capitalized
   interest                                      35           39         34        32           28
  Distributions from Skelly-Belvieu
   Pipeline Company                           2,665        2,874      4,658     4,238        3,692
Less: Interest capitalized                     (146)        (298)         -      (115)        (121)
                                             ------       ------     ------    ------       ------
    Total earnings                          $44,312      $49,512    $45,926   $70,597      $59,510
                                             ======       ======     ======    ======       ======


Fixed charges:
   Interest expense, net                    $ 3,090      $ 3,721    $ 5,181    $  777      $   796
   Amortization of debt issuance costs           92           90          -         -            -
   Interest capitalized                         146          298          -       115          121
   Rental expense interest factor (1)            88           94         85       105           84
                                             ------       ------     ------     -----       ------
    Total fixed charges                     $ 3,416      $ 4,203    $ 5,266    $  997      $ 1,001
                                             ======       ======     ======    ======       ======

Ratio of earnings to fixed charges            13.0x        11.8x       8.7x     70.8x        59.5x
                                              =====        =====       ====     =====        =====



(1) The interest portion of rental expense represents one-third of rents, which is deemed representative of the interest portion of rental expense.

                                                                    EXHIBIT 99.1




                 CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT
                 TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Valero L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Curtis V. Anastasio, President and Chief Executive Officer of Valero GP, LLC, the general partner of the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.



/s/  Curtis V. Anastasio
------------------------
Curtis V. Anastasio
Chief Executive Officer and President
November 8, 2002

                                                                    EXHIBIT 99.2




                 CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT
                 TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Valero L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven A. Blank, Senior Vice President and Chief Financial Officer of Valero GP, LLC, the general partner of the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



/s/  Steven A. Blank
--------------------
Steven A. Blank
Senior Vice President and Chief Financial Officer
November 8, 2002