Form 10-K
period 2002-12-31
VALERO L P
filed 2003-03-10
CIK 1110805

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 1-16417

VALERO L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2956831 (I.R.S. Employer Identification No.)

One Valero Place
San Antonio, Texas
(Address of principal executive offices)
78212
(Zip Code)

Telephone number: (210) 370-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Units representing limited partnership interests listed on the New York Stock Exchange.

Securities registered pursuant to 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes        X         No

As of June 28, 2002, the aggregate market value of common units held by non-affiliates based on the last sales price as quoted on the New York Stock Exchange was $188,887,500.

The number of common units outstanding as of February 1, 2003 was 9,684,572.

VALERO L.P. AND SUBSIDIARIES
FORM 10-K
DECEMBER 31, 2002

Cautionary Statement Regarding Forward-Looking Information

     This report includes forward-looking statements regarding future events and the future financial performance of the Partnership (as defined below). All forward-looking statements are based on the Partnership’s beliefs as well as assumptions made by and information currently available to the Partnership. Words such as “believes”, “expects”, “intends”, “forecasts”, “projects” and similar expressions, identify forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. These statements reflect the Partnership’s current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

•	Any reduction in the quantities of crude oil and refined products transported in the Partnership’s pipelines and handled at the Partnership’s terminals and storage facilities;

•	Any significant decrease in the demand for refined products in the markets served by the Partnership’s pipelines;

•	Any material decline in production by any of Valero Energy’s (as defined below) McKee, Three Rivers, or Ardmore Refineries;

•	Any downward pressure on market prices caused by new competing refined product pipelines that could cause Valero Energy to decrease the volumes transported in the Partnership’s pipelines;

•	Any challenges to the Partnership’s tariff rates or changes in the FERC’s ratemaking methodology;

•	Any material decrease in the supply of or material increase in the price of crude oil available for transport through the Partnership’s pipelines;

•	Inability to expand the Partnership’s business and acquire new assets as well as to attract third party shippers;

•	Conflicts of interest with Valero Energy;

•	Any inability to borrow additional funds;

•	Any substantial costs related to environmental risks, including increased costs of compliance;

•	Any change in the credit ratings assigned to Valero Logistics’ indebtedness;

•	Any change in the credit rating assigned to Valero Energy’s indebtedness;

•	Any reductions in space allocated to our customers in interconnecting third party pipelines;

•	Any material increase in the price of natural gas;

•	War, terrorist attacks, threats of war or terrorist attacks or political or other disruptions that limit oil production;

•	The Partnership’s former use of Arthur Andersen LLP; and

•	Proposed changes in federal income tax law.

If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statement. Readers are cautioned not to place undue reliance on this forward-looking information, which is as of the date of this Form 10-K, and the Partnership undertakes no obligation to update publicly or revise any forward-looking information, whether as a result of new information, future events or otherwise.

PART I

Items 1. and 2. Business and Properties

General

Valero L.P. is a Delaware limited partnership that was formed December 7, 1999. Valero L.P.’s principal executive offices are located at One Valero Place, San Antonio, Texas 78212 and its telephone number is (210) 370-2000. The operations are conducted through a subsidiary entity, Valero Logistics Operations, L.P (Valero Logistics). As used in this report, the term “Partnership” refers to Valero L.P. and its operating subsidiary, Valero Logistics.

Valero L.P. was originally formed under the name of “Shamrock Logistics, L.P.,” and changed its name to “Valero L.P.” effective January 1, 2002, following completion of Valero Energy Corporation’s acquisition of Ultramar Diamond Shamrock Corporation (UDS) on December 31, 2001. In addition, Valero Logistics changed its name from “Shamrock Logistics Operations, L.P.” effective January 1, 2002. As used in this report, the term “Valero Energy” may refer, depending on the context, to Valero Energy Corporation, to one or more of its consolidated subsidiaries or to all of them taken as a whole, but excludes Valero L.P. and its operating subsidiary.

On April 16, 2001, Valero L.P. completed its initial public offering of 5,175,000 common units, representing approximately 26% of its outstanding units. Valero L.P.’s common units are listed on the New York Stock Exchange under the symbol “VLI.”

Valero Energy, through its wholly owned subsidiaries, currently owns a total of 4,497,641 common units and 9,599,322 subordinated units, representing an aggregate 71.6% limited partner interest in Valero L.P. Valero Energy owns and controls Valero L.P.’s general partner, Riverwalk Logistics, L.P., which owns a 2% interest in Valero L.P. and has incentive distribution rights giving it higher percentages of Valero L.P.’s quarterly cash distributions as various target distribution levels are met.

The Partnership generates revenue from its pipeline operations by charging tariffs for transporting crude oil, other refinery feedstocks and refined products through its pipelines. The Partnership also generates revenue through its terminalling operations by charging a terminalling fee to its customers. The terminalling fee is earned when refined products enter the terminal and includes the cost of transferring the refined products from the terminal to trucks. An additional fee is charged at the refined product terminals for blending additives into various refined products. The Partnership currently does not generate any separate revenue from its crude oil storage facilities. Instead, the costs associated with these facilities were considered in establishing the tariff rates charged for transporting crude oil from the storage facilities to the refineries. The Partnership’s primary customer for its pipelines and its terminalling operations is Valero Energy, which accounted for 99% of the Partnership’s revenues for the year ended December 31, 2002.

The term “throughput” as used in this document generally refers to the crude oil or refined product barrels, as applicable, that pass through each pipeline, even if those barrels also are transported in another of the Partnership’s pipelines for which a separate tariff is charged.

Pipeline Operations

     General

The Partnership has an ownership interest in nine crude oil pipelines with an aggregate length of approximately 783 miles and 19 refined product pipelines with an aggregate length of approximately 2,846 miles. The Partnership also owns a 25-mile-long crude hydrogen pipeline. The Partnership operates all but three of the pipelines. For the pipelines in which the Partnership owns less than a 100% ownership interest, the Partnership funds capital expenditures in proportion to its respective ownership percentage.

For all but two of the pipelines, Valero Energy is the only customer for transportation of crude oil or refined products.

     Crude Oil Pipelines

The Partnership’s crude oil pipelines deliver crude oil and other feedstocks, such as gas oil and normal butane, from various points in Texas, Oklahoma, Kansas and Colorado to Valero Energy’s McKee, Three Rivers and Ardmore refineries. The following table sets forth the average daily number of barrels of crude oil and other feedstocks the Partnership transported through its crude oil pipelines, in the aggregate, in each of the years presented.

	Aggregate Throughput
	Years Ended December 31,

	2002	2001	2000	1999	1998

	(barrels/day)
Crude Oil and Other Feedstocks	348,023	303,811	294,784	280,041	265,243

The following table sets forth information about each of the Partnership’s crude oil pipelines.

				Year Ended
				December 31, 2002

					Capacity
Origin and Destination	Length	Ownership	Capacity	Throughput	Utilization

	(miles)		(barrels/day)	(barrels/day)
Cheyenne Wells, CO to McKee	252	100%	17,500	8,264	47%
Dixon, TX to McKee	44	100%	85,000	43,753	51%
Hooker, OK to Clawson, TX (1)	31	50%	22,000	18,542	84%
Clawson, TX to McKee (2)	41	100%	36,000	12,431	86%
Wichita Falls to McKee (3)	272	100%	110,000	72,091	66%
Corpus Christi, TX to Three Rivers	70	100%	120,000	68,701	57%
Ringgold, TX to Wasson, OK (2)	44	100%	90,000	34,602	55%
Healdton, OK to Ringling, OK	4	100%	52,000	14,861	29%
Wasson, OK to Ardmore, OK	25	100%	90,000	74,778	83%

	783		622,500	348,023	61%

(1)	The Partnership receives 50% of the tariff with respect to 100% of the barrels transported in the Hooker to Clawson segment. Accordingly, the capacity, throughput and capacity utilization are given with respect to 100% of the pipeline.

(2)	This pipeline transports barrels relating to two tariff routes, one of which begins at this pipeline’s origin and ends at its destination and one of which is a longer tariff route with an origin or destination on another pipeline of the Partnership’s which connects to this pipeline. Throughput disclosed above for this pipeline reflects only the barrels subject to the tariff route beginning at this pipeline’s origin and ending at this pipeline’s destination. To accurately determine the actual capacity utilization of the pipeline, as well as aggregate capacity utilization, all barrels passing through the pipelines have been taken into account.

(3)	On February 1, 2002, the Partnership acquired the Wichita Falls crude oil pipeline from Valero Energy. The throughput for the month ended January 31, 2002, of 2,000,000 barrels is included in the above throughput barrels and capacity utilization percentage.

     Refined Product Pipelines

The Partnership’s refined product pipelines transport refined products from Valero Energy’s McKee, Three Rivers and Ardmore refineries to the Partnership’s terminals or to interconnections with third-party pipelines, for distributions in markets in Texas, Oklahoma, Colorado, New Mexico, Arizona and other mid-continent states. The refined products transported in these pipelines include gasoline, distillates (including diesel and jet fuel), natural gas liquids (such as propane and butane), blendstocks and petrochemical raw materials such as toluene, xylene and raffinate. During the year ended December 31, 2002, gasoline and distillates represented approximately 65% and 23%, respectively, of the total throughput in the Partnership’s refined product pipelines.

The following table sets forth the average daily number of barrels of refined products the Partnership transported through its refined product pipelines, in the aggregate, in each of the years presented.

	Aggregate Throughput
	Years Ended December 31,

	2002	2001	2000	1999	1998

	(barrels/day)
Refined products	295,456	308,047	309,803	297,397	268,064

The following table sets forth information about each of the Partnership’s refined product pipelines. In instances where the Partnership owns less than 100% of a pipeline, its ownership percentage is indicated, and the capacity, throughput and capacity utilization information reflects only its ownership interest in these pipelines.

				Year Ended
				December 31, 2002

					Capacity
Origin and Destination	Length	Ownership	Capacity	Throughput	Utilization

	(miles)		(barrels/day)	(barrels/day)
McKee to El Paso, TX	408	67%	40,000	37,921	95%
McKee to Colorado Springs, CO (1)	256	100%	52,000	11,426	37%
Colorado Springs, CO to Airport	2	100%	12,000	1,242	10%
Colorado Springs, CO to Denver, CO	101	100%	32,000	7,619	24%
McKee to Denver, CO	321	30%	12,450	11,790	95%
McKee to Amarillo, TX (6”) (1)(2)	49	100%	51,000	28,708	70%
McKee to Amarillo, TX (8”) (1)(2)	49	100%
Amarillo, TX to Abernathy, TX	102	39%	6,812	7,742	114%
Amarillo, TX to Albuquerque, NM	293	50%	17,150	11,018	64%
McKee to Skellytown, TX	53	100%	52,000	9,563	18%
Skellytown, TX to Mont Belvieu, TX (Skelly-Belvieu)	571	50%	26,000	16,718	64%
Three Rivers to San Antonio, TX	81	100%	33,600	25,539	76%
Three Rivers to Laredo, TX	98	100%	16,800	12,908	77%
Three Rivers to Corpus Christi, TX	72	100%	15,000	4,752	32%
Three Rivers to Pettus, TX (12”)	29	100%	24,000	19,746	82%
Three Rivers to Pettus, TX (8”)	29	100%	15,000	6,406	43%
Ardmore to Wynnewood, OK	31	100%	90,000	54,193	60%
El Paso, TX to Kinder Morgan	12	67%	40,000	28,165	70%
Other refined product pipeline (3)	289	50%	N/A	N/A	N/A

	2,846		535,812	295,456	58%

(1)	This pipeline transports barrels relating to two tariff routes, one of which begins at this pipeline’s origin and ends at this pipeline’s destination and one of which is a longer tariff route with an origin or destination on another pipeline of the Partnership’s that connects to this pipeline. Throughput disclosed above for this pipeline reflects only the barrels subject to the tariff route beginning at this pipeline’s origin and ending at this pipeline’s destination. To accurately determine the actual capacity utilization of the pipeline, as well as aggregate capacity utilization, all barrels passing through the pipelines have been taken into account.

(2)	The throughput, capacity, and capacity utilization information listed opposite the McKee to Amarillo 6-inch pipeline includes both McKee to Amarillo pipelines on a combined basis.

(3)	Represents the idled 6-inch sections of the Amarillo to Albuquerque refined product pipeline.

Storage and Terminalling Operations

The Partnership owns a total of five crude oil storage facilities in Texas and Oklahoma. These facilities have a total of 15 tanks with a capacity of 3,326,000 barrels. The Partnership also owns 12 refined products terminals in Texas, Colorado, New Mexico and California, including an asphalt terminal in Pittsburg, California that it acquired in January 2003. See Items 1. and 2. Business and Properties, “Recent Developments in 2000.” These terminals have a total of 136 tanks with a combined capacity of 3,192,000 barrels.

     Crude Oil Storage Facilities

The Partnership’s crude oil storage facilities serve the needs of Valero Energy’s McKee, Three Rivers and Ardmore refineries.

The following table sets forth information about the crude oil storage facilities:

					Year Ended
					December 31, 2002
		Number	Mode of	Mode of	Average
Location	Capacity	of Tanks	Receipt	Delivery	Throughput

	(barrels)				(barrels/day)
Corpus Christi, TX (1)	1,600,000	4	Marine	Pipeline	68,701
Dixon, TX	240,000	3	Pipeline	Pipeline	43,753
Ringgold, TX	600,000	2	Pipeline	Pipeline	34,602
Wichita Falls, TX (2)	660,000	4	Pipeline	Pipeline	72,091
Wasson, OK	226,000	2	Pipeline	Pipeline	74,778

	3,326,000	15			293,925

(1)	The Partnership owns the Corpus Christi crude oil storage facility and the land underlying the facility is subject to a long-term operating lease.

(2)	On February 1, 2002, the Partnership acquired the Wichita Falls crude oil storage facility from Valero Energy. The throughput for the month ended January 31, 2002, of 2,000,000 barrels is included in the above throughput barrels.

     Refined Product Terminals

The Partnership’s 12 refined product terminals have automated loading facilities available 24 hours a day. Billing of Valero Energy’s customers is electronically accomplished by the Fuels Automation and Nomination System (FANS). This automatic system provides for control of allocations, credit and carrier certification by remote input of data by customers. All terminals have an electronic monitoring and control system that monitors the effectiveness of the ground protection and vapor control and will cause an automated shutdown of the terminal operations if necessary. For environmental and safety protection, all terminals have primary vapor control systems consisting of flares, vapor combustors or carbon absorption vapor recovery units.

The following table sets forth information about each of the Partnership’s refined product terminals:

					Average
					Throughput
					Year Ended
Terminal Location	Capacity	Number of Tanks	Mode of Receipt	Mode of Delivery	December 31, 2002

	(barrels)				(barrels/day)
Abernathy, TX	171,000	11	Pipeline	Truck	7,215
Amarillo, TX	271,000	4	Pipeline	Truck/Pipeline	20,731
Albuquerque, NM	193,000	10	Pipeline	Truck/Pipeline	10,494
Denver, CO	111,000	10	Pipeline	Truck	17,019
Colorado Springs, CO (1)	324,000	8	Pipeline	Truck/Pipeline	11,426
El Paso, TX (2)	347,000	22	Pipeline	Truck/Pipeline	39,756
Southlake, TX	286,000	6	Pipeline	Truck	21,806
Corpus Christi, TX (1)	371,000	15	Pipeline	Marine/Pipeline	7,290
San Antonio, TX	221,000	10	Pipeline	Truck	18,160
Laredo, TX	203,000	6	Pipeline	Truck	12,908
Harlingen, TX (1)	314,000	7	Marine	Truck	8,754
Pittsburg, CA (asphalt terminal)(3)	380,000	17	Rail	Truck	N/A

	3,192,000	136			175,559

(1)	The Partnership owns the Colorado Springs, Corpus Christi and Harlingen refined products terminals and the land underlying these facilities is subject to long-term operating leases.

(2)	The Partnership has a 66.67% ownership interest in the El Paso refined product terminal. The capacity and throughput amounts represent the proportionate share of capacity and throughput attributable to the Partnership’s ownership interest. The throughput represents barrels distributed from the El Paso refined product terminal and deliveries to a third-party refined product pipeline.

(3)	The Partnership acquired the asphalt terminal in Pittsburg, California from Telfer Oil Company in January 2003.

Pipeline, Storage Facility, and Terminal Control Operations

All of the Partnership’s crude oil and refined product pipelines are operated via satellite communication systems from one of two central control rooms located in San Antonio and Dumas, Texas near Valero Energy’s McKee refinery. Each control center can provide backup capability for the other, and each center is capable of monitoring and controlling all of the pipelines. There is also a backup control center located at the San Antonio refined product terminal approximately 25 miles from the primary control center in San Antonio.

The control centers operate with modern, state-of-the-art System Control and Data Acquisition systems (SCADA). The control centers are equipped with computer systems designed to continuously monitor real time operational data, including crude oil and refined product throughput, flow rates and pressures. In addition, the control centers monitor alarms and throughput balances. The control centers operate remote pumps, motors, engines and valves associated with the delivery of crude oil and refined products. The computer systems are designed to enhance leak-detection capabilities, sound automatic alarms if operational conditions outside pre-established parameters occur and provide for remote-controlled shutdown of pump stations on the pipelines. Pump stations, crude oil storage facilities and meter-measurement points along the pipelines are linked by satellite or telephone communication systems for remote monitoring and control.

A number of the Partnership’s crude oil storage facilities and refined product terminals are also operated through the central control centers. Other crude oil storage facilities and refined product terminals are modern, automated facilities but are locally controlled.

The Partnership’s Relationship with Valero Energy

     General

Valero Energy owns and operates 12 refineries, three of which are served by the Partnership’s pipelines and terminals:

•	the McKee refinery, which has a current total capacity to process approximately 170,000 barrels per day of crude oil and other feedstocks, making it the largest refinery located between the Texas Gulf Coast and the West Coast;

•	the Three Rivers refinery, which has a current total capacity to process approximately 98,000 barrels per day of crude oil and other feedstocks; and

•	the Ardmore refinery, which has a current total capacity to process approximately 85,000 barrels per day of crude oil and other feedstocks.

Valero Energy markets the refined products produced by these three refineries primarily in Texas, Oklahoma, Colorado, New Mexico, Arizona and other mid-continent states through a network of company-operated and dealer-operated convenience stores, and through wholesale and spot market sales and exchange agreements.

During the year ended December 31, 2002, the Partnership generated revenues of $118,458,000, with Valero Energy accounting for 99% of this amount. Although the Partnership intends to pursue strategic third-party acquisitions as opportunities may arise, management expects to continue to derive most of the Partnership’s revenues from Valero Energy for the foreseeable future.

     Pipelines and Terminals Usage Agreement

The Partnership’s operations are strategically located within Valero Energy’s refining and marketing supply chain, but the Partnership does not own or operate any refining or marketing assets. Valero Energy is dependent upon the Partnership to provide transportation services that support the refining and marketing operations in the markets served by Valero Energy’s McKee, Three Rivers and Ardmore refineries. Under a Pipelines and Terminals Usage Agreement, Valero Energy has agreed through April 2008:

•	to transport in the Partnership’s crude oil pipelines at least 75% of the aggregate volumes of the crude oil shipped to the McKee, Three Rivers and Ardmore refineries;

•	to transport in the Partnership’s refined product pipelines at least 75% of the aggregate volumes of the refined products (excluding residual oils, primarily asphalt and fuel oil) shipped from these refineries; and

•	to use the Partnership’s refined product terminals for terminalling services for at least 50% of the refined products (excluding residual oils, primarily asphalt and fuel oil) shipped from these refineries.

Valero Energy met and exceeded its obligations under the Pipelines and Terminals Usage Agreement during the year ended December 31, 2002. In addition, Valero Energy has agreed to remain the shipper for crude oil and refined products owned by it that are transported through the Partnership pipelines, and neither challenge, nor cause others to challenge, the Partnership’s interstate or intrastate tariff rates for the transportation of crude oil and refined products until at least April 1, 2008.

Valero Energy’s obligation to use the Partnership’s crude oil and refined product pipelines and terminals may be suspended if Valero Energy ceases to own the refineries, if material changes in the market conditions occur for the transportation of crude oil and refined products, or in the markets served by these refineries, that have a material adverse effect on Valero Energy, or if the Partnership is unable to handle the volumes Valero Energy requests to be transported due to operational difficulties with the pipelines or terminals. In the event Valero Energy does not transport in the Partnership’s pipelines or use the Partnership’s terminals to store and ship the minimum volume requirements and its obligation to do so has not been suspended under the terms of the agreement, it is required to make a cash payment determined by multiplying the shortfall in volume by the weighted average tariff rate or terminal fee charged.

     Services Agreement

The Partnership does not have any employees. Under a Services Agreement with Valero Energy, employees of Valero Energy perform services on the Partnership’s behalf, and Valero Energy is reimbursed for the services rendered by its employees. In addition, the Partnership pays Valero Energy and its affiliates an annual fee of $5,200,000 under the Services Agreement to perform and provide other services, including legal, accounting, treasury, engineering and information technology. The fee is adjustable annually based on the Consumer Price Index published by the U.S. Department of Labor and may be adjusted to take into account additional service levels required by the acquisition or construction of additional assets.

     Omnibus Agreement

The Omnibus Agreement governs potential competition between Valero Energy and the Partnership. Under the Omnibus Agreement, Valero Energy has agreed, for so long as Valero Energy controls the general partner, not to engage in, whether by acquisition or otherwise, the business of transporting crude oil and other feedstocks or refined products, including petrochemicals, or operating crude oil storage facilities or refined product terminalling assets in the United States. This restriction does not apply to:

•	any business retained by UDS (and now part of Valero Energy) as of April 16, 2001, the closing of the Partnership’s initial public offering, or any business owned by Valero Energy at the date of its acquisition of UDS on December 31, 2001;

•	any business with a fair market value of less than $10 million;

•	any business acquired by Valero Energy in the future that constitutes less than 50% of the fair market value of a larger acquisition, provided the Partnership has been offered and declined the opportunity to purchase the business; and

•	any newly constructed pipeline, terminalling or storage assets that the Partnership has not offered to purchase at fair market value within one year of construction.

Also under the Omnibus Agreement, Valero Energy has agreed to indemnify the Partnership for environmental liabilities related to the assets transferred to the Partnership in connection with the Partnership’s initial public offering that arose prior to April 16, 2001 and are discovered within 10 years after April 16, 2001 (excluding liabilities resulting from a change in law after April 16, 2001).

Significant Developments in 2002

     Senior Note Offering

On July 15, 2002, Valero Logistics completed the sale of $100,000,000 aggregate principal amount of its 6.875% senior notes due 2012 for net proceeds of $98,207,000, of which $91,000,000 was used to pay off the then outstanding balance under the revolving credit facility. For a more detailed description of the senior notes, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources- Financing.”

     Reorganization of General Partner Ownership.

On May 30, 2002, Valero L.P. and Valero GP, LLC, the general partner of Riverwalk Logistics, L.P. (Riverwalk Logistics) (at that time the general partner of each of Valero L.P. and Valero Logistics), reorganized the general partner ownership interest in Valero Logistics. As a result of the reorganization, Riverwalk Logistics is the general partner of Valero L.P., owning a 2% general partnership interest, and Valero L.P. now holds a 99.99% limited partnership interest in Valero Logistics. Valero L.P. formed Valero GP, Inc., a Delaware corporation wholly owned by Valero L.P., which is Valero Logistics’ new general partner with a 0.01% general partner interest. As a result of the reorganization, Valero Logistics is a 100%-owned subsidiary of Valero L.P.

     Acquisition of the Crude Hydrogen Pipeline

In May 2002, Valero Energy completed the construction of a 30-mile pure hydrogen pipeline, which originates at Valero Energy’s Texas City refinery in Texas City, Texas and ends at Praxair, Inc.’s plant in La Porte, Texas. The cost of the pipeline construction was $11,000,000. On May 29, 2002, the Partnership purchased the newly constructed pipeline from Valero Energy for $11,000,000 and exchanged that pipeline for a 25-mile crude hydrogen pipeline owned by Praxair, Inc. under an asset exchange agreement previously negotiated between Valero Energy and Praxair, Inc. The crude hydrogen pipeline originates at a chemical facility of BOC (successor to Celanese Ltd.) in Clear Lake, Texas and ends at Valero

Energy’s Texas City refinery. The pipeline supplies crude hydrogen to the refinery under a long-term supply arrangement between Valero Energy and BOC.

In conjunction with the exchange, the Partnership entered into a Hydrogen Tolling Agreement with Valero Energy for the transportation of crude hydrogen for a fixed annual fee. In addition, the Partnership assumed an operating agreement with Praxair, Inc. whereby Praxair, Inc. will operate the crude hydrogen pipeline. The Partnership may terminate the operating agreement upon 180 days notice.

     Acquisition of the Wichita Falls Business

On February 1, 2002, the Partnership acquired the Wichita Falls Crude Oil Pipeline and Storage Business (the Wichita Falls Business) from Valero Energy for $64,000,000. The Wichita Falls Business owns and operates the Wichita Falls to McKee crude oil pipeline and the Wichita Falls crude oil storage facility, which the Partnership had an option to purchase from Valero Energy under the Omnibus Agreement.

Because of Valero L.P.’s affiliate relationship with the Wichita Falls Business, the acquisition of the Wichita Falls Business on February 1, 2002 constituted a reorganization of entities under common control. Accordingly, the acquisition was recorded at Valero Energy’s historical net book value related to the Wichita Falls Business, which approximated fair value as a result of Valero Energy’s acquisition of UDS on December 31, 2001. In addition, the consolidated financial statements and notes thereto of Valero L.P. as of December 31, 2001 have been restated to include the Wichita Falls Business as if it had been combined with Valero L.P. effective December 31, 2001.

Recent Developments in 2003

     Acquisition of the Telfer Asphalt Terminal

In January 2003, the Partnership purchased an asphalt terminal in Pittsburg, California from Telfer Oil Company (Telfer) for $15,000,000. The asphalt terminal assets include two storage tanks with a combined storage capacity of 350,000 barrels, six 5,000-barrel polymer modified asphalt tanks, a truck rack, rail facilities, various other tanks and equipment. In conjunction with the Telfer acquisition, the Partnership entered into a six-year terminal storage and throughput agreement with Valero Energy. The agreement includes (a) an exclusive lease by Valero Energy of the asphalt storage tanks and related equipment for a monthly fee per barrel of storage capacity, (b) Valero Energy’s right to move asphalt through the terminal for a per barrel throughput fee with a guaranteed minimum annual throughput of 280,000 barrels, and (c) Valero Energy’s reimbursement of the Partnership for certain costs, including utilities.

     Amended Revolving Credit Facility

On March 6, 2003, Valero Logistics amended its five-year revolving credit facility, increasing its limit to$175,000,000. The revolving credit facility, as amended, expires January 15, 2006.

Borrowings under the credit facility may be used for working capital and general partnership purposes; however, borrowings to fund distributions to the Partnership’s unitholders are limited to $40,000,000. The revolving credit facility also allows Valero Logistics to issue letters of credit for an aggregate amount of $75,000,000. The borrowings under the revolving credit facility are unsecured and rank equally with all of Valero Logistics’ outstanding unsecured and unsubordinated debt.

For a more detailed description of Valero Logistics’ amended revolving credit facility, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

     Crude Oil Tank Contribution

The Partnership has entered into two contribution agreements with Valero Energy pursuant to which, upon satisfaction of the closing conditions, Valero Energy will contribute 58 crude oil and intermediate feedstock storage tanks and related assets to the Partnership for $200,000,000 in cash.

The tank assets consist of all of the tank shells, foundations, tank valves, tank gauges, pressure equipment, temperature equipment, corrosion protection, leak detection, tank lighting and related equipment and appurtenances associated with the specified crude oil tanks and intermediate feedstock tanks located at Valero Energy’s:

•	West plant of the Corpus Christi refinery in Corpus Christi, Texas, which has a current total capacity to process 225,000 barrels per day of crude oil and other feedstocks;

•	Texas City refinery in Texas City, Texas, which has a current total capacity to process 243,000 barrels per day of crude oil and other feedstocks; and

•	Benicia refinery in Benicia, California, which has a current total capacity to process 180,000 barrels per day of crude oil and other feedstocks.

The Corpus Christi refinery consists of two plants, the West plant and the East plant, with a combined total capacity to process 340,000 barrels per day of crude oil and other feedstocks. Since June 1, 2001 (the date Valero Energy began operating the East plant), Valero Energy has operated both plants as one refinery. Unless otherwise indicated, references to the Corpus Christi refinery include both the West and the East plants.

Historically, nearly all of the crude oil and intermediate feedstocks that are used in the West plant of the Corpus Christi refinery, the Texas City refinery and the Benicia refinery have passed through these tanks. These feedstocks are held in the tanks or are segregated and blended to meet the refineries’ process requirements. These tanks have approximately 11,000,000 barrels of storage capacity in the aggregate.

The following table reflects the number of crude oil and intermediate feedstock tanks and storage capacity, as well as mode of receipt and delivery, for each of the West plant of the Corpus Christi refinery, the Texas City refinery and the Benicia refinery.

		Number of
Tank Location	Capacity	Tanks	Mode of Receipt	Mode of Delivery

	(barrels)
Corpus Christi, TX (West Plant)	4,023,000	26	Marine	Pipeline
Texas City, TX	3,199,000	16	Marine	Pipeline
Benicia, CA	3,815,000	16	Marine/Pipeline	Pipeline

Total	11,037,000	58

The tanks are, on average, approximately 25 years old. The tank assets have been well maintained and the Partnership estimates that they have remaining useful lives of 25 to 30 years. The crude oil tank contribution does not include a transfer of the refined product tanks or the land underlying the tank assets at these three refineries nor does it include any of the crude oil and other feedstock or refined product tankage currently owned by Valero Energy at the East plant of Valero Energy’s Corpus Christi refinery or its other nine refineries. The land on which the tank assets are located will be leased to Valero Logistics by Valero Energy for an aggregate of $700,000 per year. The initial term of each lease will be 25 years, subject to automatic renewal for successive one-year periods thereafter. The Partnership may terminate any of these leases upon 30 days notice after the initial term or at the end of the renewal period. In addition, the Partnership may terminate any of these leases upon 180 days notice prior to the expiration of the current term if the Partnership ceases to operate the tank assets or ceases business operations.

The following table sets forth the average daily throughput of the specified feedstocks (crude oil, gas oil, residual fuel oil, vacuum gas oil, vacuum tower bottoms and light cycle oil) for each of the West plant of the Corpus Christi refinery, the Texas City refinery and the Benicia refinery for the five-year period ended December 31, 2002.

	Years Ended December 31,

Tank Location	2002	2001	2000	1999	1998

	(barrels/day)
Corpus Christi, TX (West plant)	150,809	157,452	157,684	140,013	148,501
Texas City, TX	146,068	185,109	158,183	156,448	156,389
Benicia, CA (1)	136,603	141,934	141,353	—	—

Total Average Throughput	433,480	484,495	457,220	296,461	304,890

(1)	Valero Energy acquired the Benicia refinery on May 15, 2000. The throughput volumes for 2000 are based on the period from May 16, 2000 through December 31, 2000.

Throughputs of the specified feedstocks at these refineries vary from year to year as a result of market conditions and maintenance turnarounds, as well as increases in refinery capacities resulting from capital expenditures. In 2002, refined product inventories industry-wide were high and imports of refined products were at record levels, resulting in unfavorable refining and marketing conditions. According to the Energy Information Agency, U.S. refinery utilization in 2002 was 89.9% of capacity compared to an average utilization of 93.6% for the period of 1997 through 2001. As a result of these conditions, Valero Energy initiated economic-based refinery production cuts, by as much as 25% during certain times of the year, at certain of its refineries. As refining margins increased in the latter half of 2002, the refineries returned to normal operating levels; however, full year 2002 throughput levels were lower than in 2001. Volumes at the West plant of the Corpus Christi refinery were negatively impacted by market conditions in 1999 and 2002. Additionally, the West plant of the Corpus Christi refinery underwent maintenance turnaround for a period of 20 days in 2002 that involved its heavy oil cracker.

Volumes at the Texas City refinery were adversely impacted in 2002 by market conditions and a 45-day plant-wide turnaround in which major units at the facility were expanded and upgraded. However, in 2001, volumes benefited from above-average refining margins and high refinery production rates. Additionally, 2000 volumes were adversely impacted by maintenance and construction activities related to the expansion of two crude units.

Volumes at the Benicia refinery were adversely impacted by unplanned downtimes in 2002. There have been no major turnarounds needed since Valero Energy purchased this refinery in 2000. Although this refinery is completing a capital project to convert its gasoline production to meet stricter California gasoline standards by the end of 2003, the Partnership does not believe that this project will materially impact volumes at this refinery.

Valero Energy does not have any significant turnarounds planned for 2003 at any of these refineries.

Throughput Fee. In connection with the crude oil tank contribution, Valero Logistics and Valero Energy will enter into a handling and throughput agreement pursuant to which Valero Energy will agree to pay Valero Logistics a fee, for an initial period of ten years, for 100% of specified feedstocks delivered to each of the West plant of the Corpus Christi refinery, the Texas City refinery and the Benicia refinery and to use Valero Logistics for handling all deliveries to these refineries as long as Valero Logistics is able to provide the handling and throughput services. Subject to force majeure and other exceptions, Valero Logistics will reimburse Valero Energy for the cost of substitute services should Valero Logistics not be able to provide these services. Valero Logistics and Valero Energy will agree, pursuant to the handling and throughput agreement, to the following initial throughput fee per barrel for each barrel of the specified feedstocks received by these refineries:

Throughput Fee Per Barrel
Refinery	for the Year 2003

West plant of Corpus Christi	$0.203
Texas City	0.121
Benicia	0.296

For specified feedstocks delivered by Valero Logistics to these refineries after December 31, 2003, the throughput fee per barrel will be adjusted annually, generally based on 75% of the regional consumer price index applicable to the location of each refinery. The initial term of the handling and throughput agreement will be ten years and may be extended by Valero Energy for up to an additional five years.

Operating Expenses. Valero Logistics will enter into services and secondment agreements with Valero Energy pursuant to which the Partnership anticipates that 25 employees, on a full-time equivalent basis, of Valero Energy will be seconded to Valero Logistics to provide operating and routine maintenance services with respect to the tank assets under the direction, supervision and control of a designated employee of Valero GP, LLC performing services for Valero Logistics. Valero Logistics will reimburse Valero Energy for the costs and expenses of the employees providing these operating and routine maintenance services. The annual reimbursement for services is an aggregate $3,500,000 for the year following closing and will be subject to adjustment for the actual operating and routine maintenance costs and expenses incurred and increases in the regional consumer price index. In addition, the Partnership has agreed to pay Valero Energy $700,000 a year for the lease of the real property on which the tank assets are located. In addition, the annual services reimbursement may be adjusted downward if the actual costs for the services provided by Valero Energy are lower. The initial terms of the services and secondment agreements will be ten years with an option to extend for an additional five years. Valero Logistics may terminate these agreements upon 30 days written notice.

In addition to the fees the Partnership has agreed to pay Valero Energy under the services and secondment agreement, the Partnership will be responsible for operating expenses and specified capital expenditures related to the tank assets that are not addressed in the services and secondment agreement. These operating expenses and capital expenditures include tank safety inspections, maintenance and repairs, certain environmental expenses, insurance premiums and ad valorem taxes. Based on the Partnership’s experience operating and maintaining similar assets and the Partnership’s knowledge of these assets, the Partnership estimates that:

•	tank safety inspections, maintenance and repairs will initially cost approximately $4,500,000 per year;

•	environmental expenses, insurance premiums and ad valorem taxes will initially be approximately $1,200,000 per year; and

•	maintenance capital expenditures will initially be approximately $600,000 per year.

The operating expenses and maintenance capital expenditures that are not addressed in the services and secondment agreement are estimates only, even though they are based on assumptions made by the Partnership based on its experience operating and maintaining similar assets and the Partnership’s knowledge of these assets. Should the Partnership’s assumptions and expectations related to these operating expenses differ materially from actual future results, the Partnership may not be able to generate net income sufficient to sustain an increase in available cash per unit at the currently expected levels or at all.

Environmental Indemnification. In connection with the crude oil tank contribution, Valero Energy has agreed to indemnify the Partnership from environmental liabilities related to:

•	the tank assets that arose as a result of events occurring or conditions existing prior to the closing of the crude oil tank contribution,

•	any real or personal property on which the tank assets are located that arose prior to the closing of the crude oil tank contribution, and

•	any actions taken by Valero Energy before, on or after the closing of the crude oil tank contribution, in connection with the ownership, use or operation of the West plant of the Corpus Christi refinery, the Texas City refinery and the Benicia refinery or the property on which the tank assets are located, or any accident or occurrence in connection therewith.

No Historical Financial Information. Historically, the tank assets have been operated as part of Valero Energy’s refining operations and, as a result, no separate fee has been charged related to these assets and, accordingly, no revenues related to these assets have been recorded. The tank assets have not been accounted for separately and have not been operated as an autonomous business unit. Instead, they have been operated as part of business units that comprise part of Valero Energy’s refining operations, and operating decisions have been made to maximize the overall profits of the refining businesses rather than the profits of any individual refinery asset such as the tank assets. The Partnership intends to manage and operate the tank assets to maximize revenues and cash available for distribution to its unitholders by charging Valero Energy and third parties a market-based throughput fee.

Financial Impact. Based on historical throughput volumes for the year ended December 31, 2002 and throughput fees for the year 2003 as agreed upon with Valero Energy, our aggregate revenues for the tank assets would have been approximately $32.4 million for the year ended December 31, 2002. Many factors could cause future results to differ from expected results, including a decline in Valero Energy’s refining throughput, due to market conditions or otherwise, at the West plant of the Corpus Christi refinery, the Texas City refinery or the Benicia refinery.

Conflicts Committee Approval. The crude oil tank contribution has been approved by a conflicts committee of the board of directors of Valero GP, LLC based on an opinion from its independent financial advisor that the consideration to be paid by the Partnership pursuant to the contribution agreement related to the crude oil tank contribution is fair, from a financial point of view, to the Partnership and its public unitholders.

Under the terms of the contribution agreements, the crude oil tank contribution is subject to customary closing conditions, including the absence of any material adverse change in the condition of the tank assets, the Partnership’s ability to obtain financing and consummation of the redemption transaction.

     South Texas Pipeline Contribution

The Partnership has entered into a contribution agreement with Valero Energy pursuant to which, upon satisfaction of the closing conditions, Valero Energy will contribute the South Texas pipeline system, comprised of the Houston pipeline system, the San Antonio pipeline system and the Valley Pipeline system and related terminalling assets, to the Partnership for $150,000,000 in cash. The three pipeline systems that make up the South Texas pipeline assets are intrastate common carrier refined product pipelines that connect Valero Energy’s Corpus Christi refinery to the Houston and Rio Grande Valley, Texas markets and connect Valero Energy’s Three Rivers refinery to the San Antonio, Texas market and to Valero Energy’s Corpus Christi refinery. The San Antonio pipeline system (the Pettus to San Antonio and the Pettus to Corpus Christi refined product pipelines) connects with the Three Rivers to Pettus refined product pipelines already owned by the Partnership. The San Antonio pipeline system delivers refined products to the San Antonio and Corpus Christi, Texas markets that it receives through the two existing pipelines. Each of the three intrastate pipelines is subject to the regulatory jurisdiction of the Texas Railroad Commission.

On June 1, 2001, Valero Energy and subsidiaries of El Paso Corporation consummated two capital leases with an associated purchase option with respect to the East plant of the Corpus Christi refinery and the related South Texas pipeline and terminal assets. Valero Energy has been operating these assets since that date. On February 28, 2003, Valero Energy exercised the purchase option for approximately $289,300,000 in cash.

The following table sets forth the average daily throughput of gasoline, distillate and blendstocks volumes transported from the Corpus Christi refinery and the Three Rivers refinery and the mode of transportation for these volumes for the period from June 1, 2001 through December 31, 2001 and for the year ended December 31, 2002.

	Average Throughput

		June 1, 2001
	Year Ended	Through
	December 31,	December 31,
	2002	2001

	(barrels/day)
Corpus Christi Refinery:
South Texas pipeline system(1)	114,947	113,896
Other(2)	113,236	132,888

Total	228,183	246,784

Three Rivers Refinery:
South Texas pipeline system(3)	26,153	25,240
Other pipelines owned by Valero L.P.	43,199	44,774
Other(4)	9,649	10,206

Total	79,001	80,220

(1)	Represents throughput in the Corpus Christi to Houston and Corpus Christi to Edinburg refined product pipelines.

(2)	Represents volumes that were transported by truck, marine and rail.

(3)	All volumes transported through the South Texas pipeline system are first transported in the Three Rivers to Pettus refined product pipelines. These volumes have been excluded from the volumes included under “Other pipelines owned by Valero L.P.”

(4)	Represents volumes that were delivered via Valero Energy’s truck loading rack at this refinery.

The Houston pipeline system and the Valley pipeline system provide the primary pipeline access for refined products from Valero Energy’s Corpus Christi refinery. Other than pipelines, marine transportation has historically been the primary mode of transportation for refined products from this refinery. The San Antonio pipeline system, in conjunction with existing refined product pipelines the Partnership owns, provide essentially the only pipeline access to end markets from Valero Energy’s Three Rivers refinery. Refined products are also delivered via Valero Energy’s truck loading rack at this refinery.

Houston Pipeline System. The Houston pipeline system includes the Corpus Christi to Houston refined product pipeline, which is a 12-inch refined product pipeline that runs approximately 204 miles from Valero Energy’s Corpus Christi refinery located in Corpus Christi, Texas, to Placedo, Texas and on to Pasadena, Texas. This pipeline interconnects with major third party pipelines with delivery points throughout the eastern United States. In October 2002, the Corpus Christi to Houston refined product pipeline was expanded from 95,000 per day to 105,000 barrels per day. At present, the Partnership is transporting over 100,000 barrels per day of refined product in this pipeline. In 2002, the Corpus Christi refinery provided 88% of the pipeline’s throughput and third party shippers provided the remaining 12%. In addition, this pipeline system includes the following four refined product terminals:

•	Hobby Airport refined product terminal located at the Hobby airport in Houston, Texas, which includes 107,100 barrels of jet fuel storage and associated truck rack and re-fueler facilities;

•	Placedo refined product terminal located near Victoria, Texas, which includes 98,000 barrels of refined product storage and associated truck loading rack;

•	Houston asphalt terminal located on the Houston ship channel, which includes 75,000 barrels of asphalt storage, truck loading facilities and a barge dock; and

•	Almeda refined product terminal located in south Houston, which includes 105,800 barrels of refined product storage and associated truck-loading rack, which is currently idle.

San Antonio Pipeline System. The San Antonio pipeline system is comprised of two segments: the north segment, which runs from Pettus to San Antonio and the south segment, which runs from Pettus to Corpus Christi. The north segment originates in Pettus, Texas, where it connects to the Partnership’s existing 12-inch Three Rivers to Pettus refined product pipeline and terminates in San Antonio, Texas at the San Antonio refined product terminal. This San Antonio refined product terminal, which has approximately 148,200 barrels of storage capacity and an associated truck loading rack, is separate from the San Antonio terminal currently owned by the Partnership. The north segment is 74 miles long and consists of 6-inch and 12-inch pipeline segments with a capacity of approximately 24,000 barrels per day. This pipeline segment transports refined products from the Three Rivers refinery, located between Corpus Christi and San Antonio to the San Antonio refined product terminal.

The south segment originates in Pettus, Texas, where it connects to the Partnership’s existing 8-inch Three Rivers to Pettus refined product pipeline and terminates in Corpus Christi, Texas at Valero Energy’s Corpus Christi refinery. The south segment is 60 miles long and consists of 6-inch, 8-inch, 10-inch and 12-inch pipeline segments with a capacity of approximately 15,000 barrels per day. This pipeline segment transports distillates and blendstocks, primarily raffinate, from the Three Rivers refinery to the Corpus Christi refinery. Valero Energy is the only shipper in both segments of the San Antonio Pipeline System. Although it is possible to operate the two segments of the San Antonio pipeline as a continuous pipeline from Corpus Christi to San Antonio, this is rarely done and the Partnership has no present intention to do so.

Valley Pipeline System. The Valley pipeline system contains the Corpus Christi to Edinburg refined product pipeline and the Edinburg refined product terminal. This pipeline is a refined product pipeline that consists of 6-inch and 8-inch segments and extends 130 miles from Corpus Christi, Texas to Edinburg, Texas. The capacity of the Corpus Christi to Edinburg refined product pipeline was expanded in 2002 from 24,000 barrels per day to approximately 27,100 barrels per day. Refined products shipped on the Valley pipeline system are distributed in the Southern Rio Grande Valley area of Texas, which includes the cities of Edinburg and McAllen, Texas with occasional spot sales to Petróleos Mexicanos (“Pemex”) for distribution in Mexico. Valero Energy is the only shipper in this pipeline. The Edinburg refined product terminal includes approximately 184,600 barrels of refined product storage and an associated truck loading rack.

The following table sets forth the origin and destination, length in miles, ownership percentage, capacity and average throughput for the period from June 1, 2001 (the date Valero Energy began operating the South Texas pipelines and terminals) through December 31, 2001 and the year ended December 31, 2002, for each refined product pipeline associated with the South Texas pipeline contribution.

				Average Throughput

					June 1, 2001
				Year Ended	through
				December 31,	December 31,
Origin and Destination	Length	Ownership	Capacity	2002	2001

	(miles)		(barrels/day)	(barrels/day)
Houston Pipeline System:
Corpus Christi refinery to Pasadena, TX(1)	204	100%	105,000	92,591	94,292
San Antonio Pipeline System:
Pettus, TX to San Antonio, TX	74	100%	24,000	19,747	19,021
Pettus, TX to Corpus Christi, TX	60	100%	15,000	6,406	6,219
Valley Pipeline System:
Corpus Christi refinery to Edinburg, TX	130	100%	27,100	22,356	19,604

	468		171,100	141,100	139,136

(1)	Including volumes delivered to Placedo and Pasadena, Texas.

The following table outlines the location, capacity, number of tanks, mode of receipt and delivery and average throughput for the period from June 1, 2001 (the date Valero Energy began operating the South Texas pipelines and terminals) through December 31, 2001 and the year ended December 31, 2002 for each refined product terminal associated with the South Texas pipeline contribution.

					Average Throughput

					Year	June 1, 2001
					Ended	through
			Mode of		December 31,	December 31,
Terminal Location	Capacity	Number of Tanks	Receipt	Mode of Delivery	2002	2001

	(barrels)				(barrels/day)
Houston Pipeline System:
Houston, TX
Hobby Airport	107,100	6	Pipeline	Truck/Pipeline	4,436	4,524
Placedo (Victoria)	98,000	4	Pipeline	Truck	3,030	4,113
Asphalt	75,000	3	Marine	Truck	1,453	2,019
Almeda(1)	105,800	6	Pipeline	Truck	969	2,724
San Antonio Pipeline System:
San Antonio, TX	148,200	8	Pipeline	Truck/Pipeline	19,747	19,021
Valley Pipeline System:
Edinburg, TX	184,600	7	Pipeline	Truck	22,356	19,604

	718,700	34			51,991	52,005

(1)	The Almeda terminal is currently idle.

The following table sets forth the tariff rate for each pipeline and the throughput fee for each terminal for 2003. In addition, the table reflects the overall impact, if any, to the historical revenues for the year ended December 31, 2002 for each of the Houston, San Antonio and Valley pipeline systems had the 2003 tariff rates and throughput fees been in effect beginning January 1, 2002 and if 2002 throughput volumes were unchanged.

	2003 Tariff	Year Ended December 31, 2002
	Rates and
	Throughput	Historical	As Adjusted	(Decrease)
	Fees	Revenues	Revenues	or Increase

	(perbarrel)		(in thousands)
Pipelines:
Houston Pipeline System:
Corpus Christi refinery to Pasadena, TX	$0.485	$15,854	$15,854	$—
Corpus Christi refinery to Placedo, TX	0.375	415	415	—
San Antonio Pipeline System:
Pettus, TX to San Antonio, TX	0.150	2,196	1,177	(1,019)
Pettus, TX to San Antonio, TX to Union Pacific Railroad	0.600	248	248	—
Pettus, TX to Corpus Christi, TX	0.315	737	737	—
Valley Pipeline System:
Corpus Christi refinery to Edinburg, TX	0.705	5,753	5,753	—

Total Pipelines		25,203	24,184	(1,019)

Terminals(1):
Houston Pipeline System:
Houston, TX
Hobby Airport	0.28	340	456	116
Placedo (Victoria)	0.31	216	339	123
Asphalt	1.75	530	928	398
Almeda(2)	—	75	75	—
San Antonio Pipeline System:
San Antonio, TX(3)	0.34	106	2,473	2,367
Valley Pipeline System:
Edinburg, TX	0.35	1,427	2,844	1,417

Total Terminals		2,694	7,115	4,421

Total Pipelines and Terminals		$27,897	$31,299	$3,402

(1)	The 2003 terminal throughput fees are based on the contractual fee of $0.252 per barrel for terminalling gasoline and distillates, $1.75 per barrel for terminalling asphalt, $0.122 per barrel for gasoline additive blending and $0.03 per barrel for filtering jet fuel. The 2003 throughput fees in the table above are based on actual 2002 refined products terminalled and the impact of blending and filtering.

(2)	The Almeda terminal is currently idle.

(3)	Historical revenues for the San Antonio terminal for the year ended December 31, 2002 were based primarily on a monthly amount per a contractual arrangement. Effective March 1, 2003, Valero Energy began charging a terminal fee and an additive blending fee for all throughput volumes terminalled at the San Antonio terminal. If the current terminal and additive blending fees had been implemented effective January 1, 2002, revenues for the year ended December 31, 2002 would have been increased by $1,400,000.

Environmental and Other Indemnification. In connection with the South Texas pipeline contribution, Valero Energy has agreed to indemnify the Partnership from environmental liabilities related to:

•	the South Texas pipelines and terminals that arose as a result of events occurring or conditions existing prior to the closing of the South Texas pipeline contribution; and

•	any real or personal property on which the South Texas pipelines and terminals are located that arose prior to the closing of the South Texas pipeline contribution;

that are known at closing or are discovered within 10 years after the closing of the South Texas pipeline contribution.

Valero Energy is currently addressing soil or groundwater contamination at 11 sites associated with the South Texas pipelines and terminals through assessment, monitoring and remediation programs with oversight by the applicable state agencies. In the aggregate, the Partnership has estimated that the total liability for remediating these sites will not exceed $3,500,000, although there can be no guarantee that the actual remedial costs or associated liabilities will not exceed this amount. Valero Energy has agreed to indemnify the Partnership for these liabilities.

Valero Energy has indicated to the Partnership that the segment of the Corpus Christi to Edinburg refined product pipeline that runs approximately 60 miles south from Corpus Christi to Seeligson Station may require repair and, in some places, replacement. Valero Energy has agreed to indemnify the Partnership for any costs the Partnership incurs to repair and replace this segment in excess of $1,500,000, which is approximately the amount of capital expenditures the Partnership expects to spend on this segment for the next three years.

Throughput Commitment Agreement. Pursuant to the South Texas pipelines and terminals throughput commitment agreement, Valero Energy will commit, during each quarterly measurement period, for an initial period of seven years:

•	to transport in the Houston and Valley pipeline systems an aggregate of 40% of the Corpus Christi gasoline and distillate production but only if the combined throughput on these pipelines is less than 110,000 barrels per day;

•	to transport in the Pettus to San Antonio refined product pipeline 25% of the Three Rivers gasoline and distillate production and in the Pettus to Corpus Christi refined product pipeline 90% of the Three Rivers raffinate production;

•	to use the Houston asphalt terminal for an aggregate of 7% of the asphalt production of the Corpus Christi refinery;

•	to use the Edinburg refined product terminal for an aggregate of 7% of the gasoline and distillate production of the Corpus Christi refinery, but only if the throughput at this terminal is less than 20,000 barrels per day; and

•	to use the San Antonio terminal for 75% of the throughput in the Pettus to San Antonio refined product pipeline.

The minimum commitment percentages detailed above are lower than the percentages of refined products transported through each of these assets in 2002. With the exception of the Houston asphalt terminal, Valero Energy’s commitments reflect 75% or more of the actual percentages in 2002. Valero Energy’s commitment at the Houston asphalt terminal reflects approximately 50% of the actual throughput of this terminal in 2002.

In the event Valero Energy does not transport in the Partnership’s pipelines or use the Partnership’s terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, it will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted average tariff rate or terminal fee. Also, Valero Energy agreed to allow the Partnership to increase its tariff to compensate for any revenue shortfall in the event the Partnership has to curtail throughput on the Corpus Christi to Edinburg refined product pipeline as a result of repair and replacement activities.

Terminalling Agreement. Pursuant to the terminalling agreement, Valero Energy will pay the Partnership a terminalling fee of:

•	$0.252 per barrel for all diesel fuel, motor fuel and jet fuel;

•	$1.75 per barrel for all conventional asphalt; and

•	$2.20 per barrel for all modified grade asphalt

stored or handled by or on behalf of Valero Energy at the terminals associated with the South Texas pipeline systems.

In addition to the terminalling fee, Valero Energy will pay the Partnership a $0.122 per barrel additive fee for generic gasoline additives should Valero Energy elect to receive these additives in the products. If Valero Energy or its customers elect to directly supply a proprietary additive, Valero Energy will pay the Partnership an additive handling fee of $0.092 per barrel. This additive fee applies to all terminals associated with the South Texas pipeline systems other than the Hobby Airport refined products terminal and the Houston asphalt terminal. Valero Energy will pay the Partnership a $0.0298 per barrel filtering fee for products stores or handled at the Hobby Airport refined product terminal.

The initial term of the terminalling agreement will be five years, subject to automatic renewal for successive one-year periods thereafter. Either party may terminate the terminalling agreement after the initial term upon 30 days notice at the end of a renewal term.

Conflicts Committee Approval. The South Texas pipeline contribution has been approved by a conflicts committee of the board of directors of Valero GP, LLC based on an opinion from its independent financial advisor that the consideration to be paid by the Partnership pursuant to the contribution agreement related to the South Texas pipeline contribution is fair, from a financial point of view, to the Partnership and its public unitholders.

Under the terms of the contribution agreement, the South Texas pipeline contribution is subject to customary closing conditions, including the absence of any material adverse change in the condition of the pipelines and terminals and the Partnership’s ability to obtain financing.

     Redemption of Common Units Owned by Valero Energy and Amendment to Partnership Agreement

Common Unit Redemption. The Partnership intends to redeem from Valero Energy as many common units as is sufficient to reduce Valero Energy’s aggregate ownership percentage in the Partnership to 49.5% or less. The redemption transaction is conditioned upon the Partnership’s ability to obtain financing for the proposed redemption, the crude oil tank contribution and the South Texas pipeline contribution. If the Partnership is able to obtain financing for each these transactions, the common units will be redeemed prior to the closing of the asset transactions. Immediately following the redemption, the Partnership will cancel the common units redeemed from Valero Energy.

Amendment to Partnership Agreement. Immediately upon closing of the redemption transaction, the Partnership will amend its partnership agreement to provide that its general partner may be removed by the vote of the holders of at least 58% of the Partnership’s outstanding common units and subordinated units, excluding the common units and subordinated units held by affiliates of its general partner. The Partnership will also amend its partnership agreement to provide that the election of a successor general partner upon any such removal be approved by the holders of a majority of the common units, excluding the common units held by affiliates of the Partnership’s general partner.

Currently, the partnership agreement provides that the Partnership’s general partner may be removed by the vote of the holders of at least 66 2/3% of the outstanding common units and subordinated units, including the common units and subordinated units held by affiliates of the Partnership’s general partner, which effectively allows Valero Energy to block removal of the general partner by virtue of its indirect ownership of approximately 73% of the Partnership’s outstanding common units and subordinated units. Furthermore, the partnership agreement currently provides that any removal is conditioned upon the election of a successor general partner by the holders of a majority of the common units, voting as a separate class, and by the holders of a majority of the subordinated units, voting as a separate class, including the units held by affiliates of the Partnership’s general partner.

If the Partnership’s general partner is removed without cause during the subordination period and units held by the general partner or its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will extinguished. Cause is narrowly defined to mean that a court of competent jurisdiction has entered into a final, non-appealable judgment finding the general partner liable for actual fraud, gross negligence, or willful or wanton misconduct in its capacity as the Partnership’s general partner.

Maintenance

The Partnership performs scheduled maintenance on all of its pipelines, terminals and related equipment and makes repairs and replacements when necessary or appropriate. The Partnership believes that all of its pipelines, terminals and related equipment have been constructed and are maintained in all material respects in accordance with applicable federal, state and local laws and the regulations and standards prescribed by the American Petroleum Institute, the Department of Transportation and accepted industry practice.

Competition

As a result of the Partnership’s physical integration with Valero Energy’s McKee, Three Rivers and Ardmore refineries and its contractual relationship with Valero Energy, the Partnership believes that it will not face significant competition for barrels of crude oil transported to, and barrels of refined products transported from, the McKee, Three Rivers and Ardmore refineries, particularly during the term of the Pipelines and Terminals Usage Agreement with Valero Energy. However, the Partnership faces competition from other pipelines that may be able to supply Valero Energy’s end-user markets with refined products on a more competitive basis. If Valero Energy reduced its retail sales of refined products or its wholesale customers reduced their purchases of refined products, the volumes transported through the Partnership’s pipelines would be reduced, which would cause a decrease in cash and revenues generated from its operations.

Valero Energy owns or leases certain pipelines that deliver crude oil and refined products to markets served by the Partnership’s pipelines and terminals. Specifically, Valero Energy owns a refined product pipeline that runs from its Corpus Christi, Texas refinery to Edinburg, Texas. Valero Energy’s Edinburg refined product terminal serves markets that are also served by the Partnership’s Harlingen refined product terminal. Also, Valero Energy owns two refined product pipelines that run from Pettus to Corpus Christi and from Pettus to San Antonio. As discussed above in Items 1. and 2. Business and Properties, “Recent Developments (2003)- South Texas Pipeline contributions,” the Partnership has an agreement to acquire the Corpus Christi to Edinburg refined products pipeline, the Edinburg refined product terminal, the Pettus to San Antonio refined product pipeline, the Pettus to Corpus Christi refined product pipeline and the San Antonio refined product terminal. In addition, Valero Energy owns certain crude oil gathering systems that deliver crude oil to the McKee refinery.

The Texas and Oklahoma markets served by the refined product pipelines originating at the Three Rivers and Ardmore refineries are accessible by Texas Gulf Coast refiners through common carrier pipelines, with the exception of the Laredo, Texas and Nuevo Laredo, Mexico markets. The Nuevo Laredo, Mexico market is accessible by refineries operated by Pemex. In addition, the markets served by the refined product pipelines originating at the McKee refinery are also accessible by Texas Gulf Coast and Midwestern refiners through common carrier pipelines.

The Partnership believes that high capital requirements, environmental and safety considerations and the difficulty in acquiring rights-of-way and related permits make it difficult for other entities to build competing pipelines in areas served by its pipelines. As a result, competing pipelines are likely to be built only in those cases in which strong market demand and attractive tariff rates support additional capacity in an area. The Partnership knows of two refined product pipelines that are in various stages of completion that may serve its market areas:

•	The Longhorn Pipeline is a common carrier refined product pipeline with an initial capacity of 70,000 barrels per day. It will be capable of delivering refined products from the Texas Gulf Coast to El Paso, Texas. Most of the pipeline has been constructed and startup is expected to occur before the end of 2003. The Partnership expects that a portion of the refined products transported into the El Paso area in the Longhorn Pipeline will ultimately be transported into the Phoenix and Tucson, Arizona markets via SFPP, L.P.’s east pipeline (the “ SFPP East Line”), which is currently capacity constrained. As a result of these constraints, Valero Energy’s allocated capacity in the SFPP East Line may be reduced. SFPP, L.P. has proposed to expand the SFPP East Line, and if it proceeds with the expansion, the expanded pipeline should alleviate the existing capacity constraints and could increase demand for transportation of refined products from McKee to El Paso. However, the increased supply of refined products entering the El Paso and Arizona markets through the Longhorn Pipeline and the likely increase in the cost of shipping product on SFPP East Line could also cause a decline in the demand for refined products from Valero Energy. In either case, the demand for transportation of refined products from McKee to El Paso might be reduced.

•	Shell Pipeline Company (“Shell”) previously announced a refined product pipeline project from Odessa, Texas to Bloomfield, New Mexico. Refined products would be transported from West Texas to the Bloomfield, New Mexico area. The project would also require new pipeline connections on the southern and northern ends of the project. This project also includes a new refined product terminal near Albuquerque, New Mexico. This proposed Odessa to Bloomfield refined product pipeline could cause a reduction in demand for the transportation of refined products to the Albuquerque market in the Partnership’s refined product pipeline. This proposed Shell refined product pipeline would also cross two of the Partnership’s refined product pipelines, the McKee to El Paso refined product pipeline and the Amarillo to Albuquerque refined product pipeline. Although construction has not yet commenced on this project, it is anticipated to be completed in 2005.

Given the expected increase in demand for refined products in the southwestern and Rocky Mountain market regions, the Partnership does not believe that these new refined product pipelines, when fully operational, will have a material adverse effect on its financial condition or results of operations.

General Rate Regulation

Prior to July 2000, affiliates of Valero Energy owned and operated the Partnership’s pipelines. These affiliates were the only shippers in most of the pipelines, including the common carrier pipelines. In preparation for Valero L.P.’s initial public offering, Valero L.P. filed revised tariff rates with the appropriate regulatory commissions to adjust the tariff rates on many of its pipelines to better reflect current throughput volumes and market conditions or cost-based pricing. Also in connection with its initial public offering, Valero L.P. obtained the agreement of Valero Energy, which is the only shipper in most of the pipelines, not to challenge the validity of the tariff rates until at least April 1, 2008.

     Interstate Rate Regulation

The Federal Energy Regulatory Commission (“FERC”) regulates the rates and practices of common carrier petroleum pipelines, which include crude oil, petroleum product and petrochemical pipelines, engaged in interstate transportation under the Interstate Commerce Act. The Interstate Commerce Act and its implementing regulations require that the tariff rates and practices for interstate oil pipelines be just and reasonable and non-discriminatory. The Interstate Commerce Act permits challenges to proposed new or changed rates or practices by protest and challenges to rates and practices that are already on file and in effect by complaint. Upon the appropriate showing, a successful complainant may obtain damages or reparations for generally up to two years prior to the filing of a complaint. Valero Energy has agreed to be responsible for any Interstate Commerce Act liabilities with respect to activities or conduct occurring during periods prior to April 16, 2001, and the Partnership will be responsible for Interstate Commerce Act liabilities with respect to activities or conduct occurring after April 16, 2001.

The FERC is authorized to suspend the effectiveness of a new or changed tariff rate for a period of up to seven months and to investigate the rate. The FERC may also place into effect a new or changed tariff rate on at least one days’ notice, subject to refund and investigation. If upon the completion of an investigation the FERC finds that the rate is unlawful, it may require the pipeline operator to refund to shippers, with interest, any difference between the rates the FERC determines to be lawful and the rates under investigation. In addition, the FERC will order the pipeline to change its rates prospectively to the lawful level. In general, petroleum pipeline rates must be cost-based, although settlement rates, which are rates that have been agreed to by all shippers, are permitted, and market-based rates may be permitted in certain circumstances.

     Energy Policy Act of 1992 and Subsequent Developments

The Energy Policy Act deemed certain interstate petroleum pipeline rates that were in effect on the date of enactment of the Energy Policy Act, to be just and reasonable (i.e., “grandfathered”) under the Interstate Commerce Act. Some of the Partnership’s pipeline rates were grandfathered under the Energy Policy Act, which has the benefit of making those rates more difficult to challenge.

The Energy Policy Act further required FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for interstate petroleum pipelines and to streamline procedures in petroleum pipeline proceedings. FERC responded to this mandate by adopting a new indexing rate methodology for interstate petroleum pipelines. Under these regulations, effective January 1, 1995, petroleum pipelines are able to change their rates within prescribed ranges that are tied to changes in the Producer Price Index for Finished Goods (PPI), minus one percent. The new indexing methodology is applicable to any existing rates, including grandfathered rates, and the scope of any challenges to rate increases made under the indexing methodology are limited. As a result of FERC’s reassessment of this index and certain court litigation, on February 24, 2003, FERC changed the index to equal the PPI. Under FERC’s February 24, 2003 Order, pipelines may file to change their tariff rates to reflect the applicable ceiling levels bases on the PPI, calculated as though this index had been in effect from July 1, 2001.

     Intrastate Rate Regulation

The rates and practices for the Partnership’s intrastate common carrier pipelines are subject to regulation by the Texas Railroad Commission and the Colorado Public Utility Commission. The applicable state statutes and regulations generally require that pipeline rates and practices be reasonable and non-discriminatory.

     The Partnership’s Pipelines Rates

Neither the FERC nor the state commissions have investigated the Partnership’s rates or practices. The Partnership does not believe that it is likely that there will be a challenge to its rates by a current shipper that would materially affect its revenues or cash flows because Valero Energy is the only current shipper in substantially all of the Partnership’s pipelines. Valero Energy has committed not to challenge the Partnership’s rates until at least April 2008. However, the FERC or a state regulatory commission could investigate the Partnership’s tariff rates at the urging of a third party. Also, because the Partnership’s pipelines are common carrier pipelines, the Partnership may be required to accept new shippers who wish to transport in its pipelines. It is possible that any new shippers may decide to challenge the Partnership’s tariff rates. If a rate were challenged, the Partnership would seek to either rely on a cost of service justification or to establish that, due to the presence of competing alternatives to its pipeline, the tariff rate should be a market-based rate. Although no assurance can be given that the Partnership’s intrastate rates would ultimately be upheld if challenged, it believes that the tariffs now in effect are not likely to be challenged. However, if any rate challenge or challenges were successful, cash available for distribution to unitholders could be materially reduced.

Environmental Regulation

     General

The Partnership’s operations are subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management and pollution prevention measures, and to environmental regulation by several federal, state and local authorities. The principal environmental risks associated with the Partnership’s operations relate to unauthorized emissions into the air and unauthorized releases into soil, surface water or groundwater. The Partnership’s operations are also subject to extensive federal and state health and safety laws and regulations, including those relating to pipeline safety. Compliance with these laws, regulations and permits increases the Partnership’s capital expenditures and its overall costs of business. However, violations of these laws, regulations and/or permits can result in significant civil and criminal liabilities, injunctions or other penalties. Accordingly, the Partnership has adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health and the handling, storage, use and disposal of hazardous materials in an effort to prevent material environmental or other damage, and to ensure the safety of its pipelines, its employees, the public and the environment. Future governmental action and regulatory initiatives could result in changes to expected operating permits, additional remedial actions or increased capital expenditures and operating costs that cannot be assessed with certainty at this time. In addition, contamination resulting from spills of crude oil and refined products occurs within the industry. Risks of additional costs and liabilities are inherent within the industry, and there can be no assurances that significant costs and liabilities will not be incurred in the future.

In connection with the initial public offering of Valero L.P. on April 16, 2001 and the Partnership’s acquisition of crude oil and refined products pipeline and terminalling assets from Valero Energy’s predecessor, Valero Energy agreed to indemnify the Partnership for environmental liabilities that arose prior to April 16, 2001 and are discovered within 10 years after April 16, 2001. Excluded from this indemnification are costs that arise from changes in environmental law after April 16, 2001. In addition, as an operator or owner of the assets, the Partnership could be held liable for pre-April 16, 2001 environmental damage should Valero Energy be unable to fulfill its obligation. As of December 31, 2002, the Partnership has not incurred any material environmental liabilities that were not covered by the environmental indemnification.

     Water

The Oil Pollution Act was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972, also referred to as the Clean Water Act, and other statutes as they pertain to prevention and response to petroleum spills. The Oil Pollution Act subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and other consequences of a petroleum spill, where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the U.S. In the event of a petroleum spill into navigable waters, substantial liabilities could be imposed upon the Partnership. States in which the Partnership operates have also enacted similar laws. Regulations developed under the Oil Pollution Act and state laws may also impose additional regulatory burdens on the Partnership’s operations. Spill prevention control and countermeasure requirements of federal laws and some state laws require diking, booms and similar structures to help prevent contamination of navigable waters in the event of a petroleum overflow, rupture or leak. In addition, these laws require, in some instances, the development of spill prevention control and countermeasure plans. Additionally, the United States Department of Transportation’s Office of Pipeline Safety (OPS) has approved the Partnership’s petroleum spill emergency response plans.

The Clean Water Act imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters. Permits must be obtained to discharge pollutants into federal and state waters. The Clean Water Act imposes substantial potential liability for the costs of removal, remediation and damages. In addition, some states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.

     Air Emissions

The Partnership’s operations are subject to the Federal Clean Air Act and comparable state and local statutes. Amendments to the Federal Clean Air Act enacted in late 1990 require most industrial operations in the U.S. to incur capital expenditures in order to meet air emission control standards developed by the Environmental Protection Agency and state environmental agencies. In addition, Title V of the 1990 Federal Clean Air Act Amendments created a new operating permit program for major sources, which applies to some of the Partnership’s facilities. The Partnership will be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing air emission related issues.

     Solid Waste

The Partnership generates non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act and comparable state statutes. The Federal Resource Conservation and Recovery Act also governs the disposal of hazardous wastes. The Partnership is not currently required to comply with a substantial portion of the Federal Resource Conservation and Recovery Act requirements because its operations generate minimal quantities of hazardous wastes. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes.

     Hazardous Substances

The Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA, also known as Superfund, imposes liability, without regard to fault or the legality of the original act, on some classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site and entities that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the Environmental Protection Agency and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs that they incur. In the course of the Partnership’s ordinary operations, it may generate waste that falls within CERCLA’s definition of a “hazardous substance.” While the Partnership responsibly manages the hazardous substances that it controls, the intervening acts of third parties may expose the Partnership to joint and several liability under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been disposed of or released into the environment.

The Partnership currently owns or leases, and has in the past owned or leased, properties where hydrocarbons are being or have been handled. Although the Partnership has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Partnership or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Partnership’s control. These properties and wastes disposed thereon may be subject to CERCLA, the Federal Resource Conservation and Recovery Act and analogous state laws. Under these laws, the Partnership could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination.

     Endangered Species Act

The Endangered Species Act restricts activities that may affect endangered species or their habitats. The discovery of previously unidentified endangered species could cause the Partnership to incur additional costs or operational restrictions or bans in the affected area.

     Hazardous Materials Transportation Requirements

OPS has promulgated extensive regulations governing pipeline safety. These regulations generally require pipeline operators to implement measures designed to reduce the environmental impact from onshore crude oil and refined product pipeline releases and to maintain comprehensive spill response plans, including extensive spill response training certifications for pipeline personnel. These regulations also require pipeline operators to develop qualification programs for individuals performing “covered tasks” on pipeline facilities to ensure there is a qualified work force and to reduce the risk of accidents from human error. In addition, OPS regulations contain detailed specifications for pipeline operation and maintenance, such as the implementation of integrity management programs that continually assess the integrity of pipelines in high consequence areas (such as areas with concentrated populations, navigable waterways or other unusually sensitive areas). In addition to federal regulations, some states, including Texas and Oklahoma, have certified state pipeline safety programs governing intrastate pipelines. Other states, such as New Mexico, have entered into agreements with OPS to help implement safety regulations on intrastate pipelines.

     Pipeline Safety Improvement Act of 2002

In December 2002, the Pipeline Safety Improvement Act of 2002 (the “Act”) was enacted. The Act expands the government’s regulatory authority over pipeline safety and, among other things, requires pipeline operators to maintain qualification programs for key pipeline operating personnel, to review and update their existing pipeline safety public education programs, and to provide information for the National Pipeline Mapping System. The Act also strengthens the national “One-call” system, which is intended to minimize the risk of pipelines being damaged by third-party excavators and provides “whistleblower” protection to pipeline employees and contractors who identify pipeline safety risks. Some of the Act’s requirements are effective immediately, while other requirements will become effective during 2003 and 2004. The Partnership believes that it is in substantial compliance with the Act, and will continue to be in substantial compliance with the Act following the effectiveness of these other requirements. In addition, while this Act may affect the Partnership’s maintenance capital expenditures and operating expenses, the Partnership believes that the Act does not affect its competitive position and will not have a material affect on its financial conditions or results of operations.

     OSHA

The Partnership is subject to the requirements of the Federal Occupational Safety and Health Act and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the Federal Occupational Safety and Health Act hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens.

Title to Properties

The Partnership believes that it has satisfactory title to all of its assets. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens and minor easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition by the Partnership or its predecessors, the Partnership believes that none of these burdens will materially detract from the value of these properties or from its interest in these properties or will materially interfere with their use in the operation of the Partnership’s business. In addition, the Partnership believes that it has obtained sufficient rights-of-way grants and permits from public authorities and private parties for it to operate its business in all material respects as described in this report.

Employees

Riverwalk Logistics, the general partner, is responsible for the management of Valero L.P. Valero GP, LLC, the general partner of Riverwalk Logistics, is responsible for managing the affairs of the Riverwalk Logistics, and through it, the affairs of Valero L.P. and Valero Logistics. As of January 1, 2003, Valero GP, LLC, on the Partnership’s behalf, employed approximately 200 individuals that perform services for the Partnership. Prior to January 1, 2003, these employees were employed by Valero Energy. The Partnership also receives administrative services from other Valero Energy employees under the Services Agreement, which is described in more detail in Items 1. and 2. Business and Properties, “The Partnership’s Relationship with Valero Energy- Services Agreement.”

Available Information

The Partnership’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on the Partnership’s internet website at http://www.valerolp.com as soon as reasonably practicable after the Partnership electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Item 3. Legal Proceedings

The Partnership is a party to various legal actions that have arisen in the ordinary course of its business. The Partnership believes it is unlikely that the final outcome of any claims or proceedings to which it is a party would have a material adverse effect on its financial position, results of operations or liquidity; however, due to the inherent uncertainty of litigation, the range of any possible loss cannot be estimated with a reasonable degree of precision and the Partnership cannot provide assurance that the resolution of any particular claim or proceeding would not have an adverse effect on its results of operations, financial position or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the unitholders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5. Market for Registrant’s Common Units and Related Unitholder Matters

Market Information, Holders and Distributions

Valero L.P.’s common units are listed and traded on the New York Stock Exchange under the symbol “VLI.” From its initial public offering on April 16, 2001 through December 31, 2001, its common units were listed and traded on the New York Stock Exchange under the symbol “UDL.” At the close of business on February 1, 2003, the Partnership had 65 holders of record of its common units. The high and low closing sales price ranges (composite transactions) by quarter for the year ended December 31, 2002 and the period from April 16, 2001 through December 31, 2001 were as follows:

	Price Range of
	Common Unit

	High	Low

Year 2002
4th Quarter	$39.75	$35.10
3rd Quarter	37.48	33.15
2nd Quarter	39.50	36.10
1st Quarter	42.10	37.00
Year 2001
4th Quarter	$40.40	$33.10
3rd Quarter	35.60	30.00
2nd Quarter	31.95	27.66

The quarterly cash distributions applicable to 2002 and 2001 were as follows:

			Amount
	Record Date	Payment Date	Per Unit

Year 2002
4th Quarter	February 5, 2003	February 14, 2003	$0.70
3rd Quarter	November 1, 2002	November 14, 2002	0.70
2nd Quarter	August 1, 2002	August 14, 2002	0.70
1st Quarter	May 1, 2002	May 15, 2002	0.65
Year 2001
4th Quarter	February 1, 2002	February 14, 2002	$0.60
3rd Quarter	November 1, 2001	November 14, 2001	0.60
2nd Quarter	August 1, 2001	August 14, 2001	0.50

Valero L.P. has also issued 9,599,322 subordinated units, all of which are held by UDS Logistics, LLC, the limited partner of Riverwalk Logistics, for which there is no established public trading market. The issuance of subordinated units was exempt from registration with the Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933. During the subordination period, the holders of the common units are entitled to receive each quarter a minimum quarterly distribution of $0.60 per unit ($2.40 annualized) prior to any distribution of available cash to holders of the subordinated units. The subordination period is defined generally as the period that will end on the first day of any quarter beginning after March 31, 2006 if (1) Valero L.P. has distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four-quarter periods and (2) Valero L.P.’s adjusted operating surplus, as defined in its partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable it to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2% general partner interest during those periods. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units, on a one-for-one basis.

During the subordination period, Valero L.P.’s cash is distributed first 98% to the holders of common units and 2% to the general partner until there has been distributed to the holders of common units an amount equal to the minimum quarterly distribution and arrearages in the payment of the minimum quarterly distribution on the common units for any prior quarter. Secondly, cash is distributed 98% to the holders of subordinated units and 2% to the general partner until there has been distributed to the holders of subordinated units an amount equal to the minimum quarterly distribution. Thirdly, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages shown below.

The general partner, Riverwalk Logistics, is entitled to incentive distributions if the amount Valero L.P. distributes with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution

Quarterly Distribution Amount per Unit	Unitholders	General Partner

Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66 up to $0.90	75%	25%
Above $0.90	50%	50%

The general partner’s incentive distributions for the year ended December 31, 2002 totaled $1,103,000. There were no general partner incentive distributions for the period from April 16, 2001 through December 31, 2001.

Item 6. Selected Financial Data

The following table provides selected financial data that was derived from the audited financial statements of the Partnership (successor) and its predecessor, as well as selected operating data. This data does not include any results from the crude oil tank contribution or the South Texas pipeline contribution, nor does it give effect to the redemption of common units owned by Valero Energy or related financings associated with these transactions discussed in Item 1 and 2. Business. The following table should be read together with the consolidated and combined financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data and with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Prior to July 1, 2000, the Partnership’s pipeline, terminalling and storage assets were owned and operated by UDS (now part of Valero Energy), and such assets serviced UDS’ McKee and Three Rivers refineries located in Texas, and the Ardmore refinery located in Oklahoma. These assets and their related operations are referred to herein as the Ultramar Diamond Shamrock Logistics Business. Effective July 1, 2000, UDS transferred the Ultramar Diamond Shamrock Logistics Business, along with certain liabilities to Shamrock Logistics Operations, L.P. (Shamrock Logistics Operations), a wholly owned subsidiary of Shamrock Logistics, L.P. (Shamrock Logistics). Shamrock Logistics was also wholly owned by UDS. Data in the following table prior to the July 1, 2000 transfer is indicated as “Predecessor” and data subsequent thereto is indicated as “Successor.”

On April 16, 2001, Shamrock Logistics closed on its initial public offering of common units, which represented 26.4% of its outstanding partnership interests.

On May 7, 2001, Valero Energy announced that it had entered into an Agreement and Plan of Merger with UDS whereby UDS agreed to be acquired by Valero Energy for total consideration of approximately $4.3 billion and the assumption of approximately $2.0 billion of debt. The acquisition of UDS by Valero Energy became effective on December 31, 2001. This acquisition included the acquisition of UDS’ majority ownership interest in Shamrock Logistics and subsidiary. The consolidated balance sheet of Shamrock Logistics and subsidiary as of December 31, 2001 was not adjusted to fair value due to the significant level of public ownership interest in Shamrock Logistics. Effective January 1, 2002, Shamrock Logistics changed its name to Valero L.P., and Shamrock Logistics Operations changed its name to Valero Logistics Operations, L.P. (Valero Logistics).

The selected financial data and operating data for the years ended December 31, 1998 and 1999, and for the six months ended June 30, 2000, reflect the operations of the Ultramar Diamond Shamrock Logistics Business (the predecessor to Shamrock Logistics Operations) as if it had existed as a single separate entity from UDS. The transfer of the Ultramar Diamond Shamrock Logistics Business to Shamrock Logistics Operations represented a reorganization of entities under common control and was recorded at historical cost. The selected financial data and operating data for the six months ended December 31, 2000, and for the years ended December 31, 2001 and 2002, represent the consolidated operations of Valero L.P. and Valero Logistics (the Partnership). The selected financial data as of December 31, 2001, includes the acquisition of the Wichita Falls Business, which the Partnership acquired on February 1, 2002 from Valero Energy for $64,000,000. Because the Partnership and the Wichita Falls Business came under the common control of Valero Energy commencing on December 31, 2001, the acquisition represented a reorganization of entities under common control. The selected financial data and operating data for the year ended December 31, 2002, reflects the operations of the Wichita Falls Business for the entire year.

	Successor			Predecessor

			Six	Six
	Years Ended December 31,		Months Ended	Months Ended	Years Ended December 31,
			December 31,	June 30,
	2002	2001	2000	2000	1999	1998

	(in thousands, except per unit data and barrel/day information)
Statement of Income Data:
Revenues (1)	$118,458	$98,827	$47,550	$44,503	$109,773	$97,883

Costs and expenses:
Operating expenses	37,838	33,583	15,593	17,912	29,013	32,179
General and administrative expenses	6,950	5,349	2,549	2,590	4,698	4,552
Depreciation and amortization	16,440	13,390	5,924	6,336	12,318	12,451

Total costs and expenses	61,228	52,322	24,066	26,838	46,029	49,182
Gain on sale of property, plant and equipment (2)	—	—	—	—	2,478	7,005

Operating income	57,230	46,505	23,484	17,665	66,222	55,706
Equity income from Skelly-Belvieu Pipeline Company	3,188	3,179	1,951	1,926	3,874	3,896
Interest expense, net	(4,880)	(3,811)	(4,748)	(433)	(777)	(796)

Income before income tax expense (benefit)	55,538	45,873	20,687	19,158	69,319	58,806
Income tax expense (benefit) (3)	395	—	—	(30,812)	26,521	22,517

Net income	$55,143	$45,873	$20,687	$49,970	$42,798	$36,289

Basic and diluted net income per unit applicable to limited partners (4)	$2.72	$1.82

Cash distributions per unit applicable to limited partners	$2.75	$1.70

Other Financial Data:
EBITDA (5)	$76,858	$63,074	$31,359	$25,927	$82,414	$72,053
Distributable cash flow (5)	68,437	56,172	26,393	25,091	77,841	62,258
Distributions from Skelly-Belvieu Pipeline Company	3,590	2,874	2,352	2,306	4,238	3,692
Net cash provided by operating activities	77,656	77,132	1,870	20,247	54,054	48,642
Net cash provided by (used in) investing activities	(80,607)	(17,926)	(1,736)	(4,505)	2,787	14,703
Net cash provided by (used in) financing activities	28,688	(51,414)	(133)	(15,742)	(56,841)	(63,345)
Maintenance capital expenditures	3,943	2,786	619	1,699	2,060	2,345
Expansion capital expenditures	1,761	4,340	1,518	3,186	7,313	9,952
Acquisitions	75,000	10,800	—	—	—	—
Total capital expenditures	80,704	17,926	2,137	4,885	9,373	12,297
Operating Data (barrels/day):
Crude oil pipeline throughput	348,023	303,811	295,524	294,037	280,041	265,243
Refined product pipeline throughput	295,456	308,047	306,877	312,759	297,397	268,064
Refined product terminal throughput	175,559	176,771	162,904	168,433	161,340	144,093

	Successor			Predecessor

	December 31,			December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Balance Sheet Data:
Property, plant and equipment, net	$349,276	$349,012	$280,017	$284,954	$297,121
Total assets	415,508	387,070	329,484	308,214	321,002
Long-term debt, including current portion and debt due to parent	109,658	26,122	118,360	11,102	11,455
Partners’ equity/net parent investment (6)	293,895	342,166	204,838	254,807	268,497

(1)	Effective January 1, 2000, the Ultramar Diamond Shamrock Logistics Business (predecessor) filed revised tariff rates on many of its crude oil and refined product pipelines to reflect the total cost of the pipeline, the current throughput capacity, the current throughput utilization and other market conditions. Prior to 1999, the Ultramar Diamond Shamrock Logistics Business did not charge a separate terminalling fee for terminalling services at its refined product terminals. These costs were charged back to the related refinery. Beginning January 1, 1999, the Ultramar Diamond Shamrock Logistics Business began charging a separate terminalling fee at its refined product terminals. If the revised tariff rates and the terminalling fee had been implemented effective January 1, 1998, revenues would have been as follows for the years presented. The revised tariff rates and terminalling fee were in effect throughout the years ended December 31, 2002, 2001 and 2000.

	Years Ended December 31,

	1999	1998

	(in thousands)
Revenues — historical	$109,773	$97,883

Decrease in tariff revenues	(21,892)	(17,067)
Increase in terminalling revenues	—	1,649

Net decrease	(21,892)	(15,418)

Revenues — as adjusted	$87,881	$82,465

(2)	In March 1998, the Ultramar Diamond Shamrock Logistics Business recognized a gain on the sale of a 25% interest in the McKee to El Paso refined product pipeline and the El Paso refined product terminal to ConocoPhillips (previously Phillips Petroleum Company). In August of 1999, the Ultramar Diamond Shamrock Logistics Business recognized a gain on the sale of an additional 8.33% interest in the McKee to El Paso refined product pipeline and terminal to ConocoPhillips.

(3)	Income tax expense for the year ended December 31, 2002 represents income tax expense incurred by the Wichita Falls Business during the month ended January 31, 2002, prior to the acquisition of the Wichita Falls Business by the Partnership on February 1, 2002.

Effective July 1, 2000, UDS transferred the Ultramar Diamond Shamrock Logistics Business (predecessor) to Valero Logistics. As a limited partnership, Valero Logistics is not subject to federal or state income taxes. Due to this change in tax status, the deferred income tax liability of $38,217,000 as of June 30, 2000 was written off in the statement of income of the Ultramar Diamond Shamrock Logistics Business for the six months ended June 30, 2000. The resulting income tax benefit of $30,812,000 for the six months ended June 30, 2000, includes the write-off of the deferred income tax liability less the income tax expense of $7,405,000 for the six months ended June 30, 2000. The income tax expense for periods prior to July 1, 2000 was based on the effective income tax rate for the Ultramar Diamond Shamrock Logistics Business of 38%. The effective income tax rate exceeds the U.S. federal statutory income tax rate due to state income taxes.

(4)	Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deduction of the general partner’s 2% interest and incentive distributions, by the weighted average number of limited partnership units outstanding for each class of unitholder. Basic and diluted net income per unit applicable to limited partners is the same. Net income per unit applicable to limited partners for the periods prior to April 16, 2001 is not shown as units had not been issued.

		For the Period
		April 16, 2001
	Year Ended	through
	December 31, 2002	December 31, 2001

	(in thousands)
Net income	$55,143	$45,873
Less net income applicable to the period January 1, 2001 through April 15, 2001	—	(10,126)
Less net income applicable to the Wichita Falls Business for the month ended January 31, 2002	(650)	—
Less net income applicable to general partner’s interest, including incentive distributions	(2,187)	(715)

Net income applicable to limited partners’ interest	$52,306	$35,032

Basic and diluted net income per unit applicable to limited partners	$2.72	$1.82

Weighted average number of units outstanding, basic and diluted	19,250,867	19,198,644

(5)	The following is a reconciliation of income before income tax expense (benefit) to EBITDA and distributable cash flow. Beginning July 1, 2000, the impact of volumetric expansions, contractions and measurement discrepancies in the pipelines has been borne by the shippers in the Partnership’s pipelines and is therefore not reflected in operating expenses subsequent to July 1, 2000. The effect of volumetric expansions, contractions and measurement discrepancies in the pipelines was a net reduction to income before income tax expense (benefit).

	Successor			Predecessor

			Six	Six
	Years Ended December 31,		Months Ended	Months Ended	Years Ended December 31,
			December 31,	June 30,
	2002	2001	2000	2000	1999	1998

			(in thousands)
Income before income tax expense (benefit)	$55,538	$45,873	$20,687	$19,158	$69,319	$58,806
Plus interest expense, net	4,880	3,811	4,748	433	777	796
Plus depreciation and amortization	16,440	13,390	5,924	6,336	12,318	12,451

EBITDA	76,858	63,074	31,359	25,927	82,414	72,053
Less equity income from Skelly- Belvieu Pipeline Company	(3,188)	(3,179)	(1,951)	(1,926)	(3,874)	(3,896)
Less interest expense, net	(4,880)	(3,811)	(4,748)	(433)	(777)	(796)
Less maintenance capital expenditures	(3,943)	(2,786)	(619)	(1,699)	(2,060)	(2,345)
Less gain on sale of property, plant and equipment	—	—	—	—	(2,478)	(7,005)
Plus distributions from Skelly-Belvieu Pipeline Company	3,590	2,874	2,352	2,306	4,238	3,692
Plus impact of volumetric variances	—	—	—	916	378	555

Distributable cash flow	$68,437	$56,172	$26,393	$25,091	$77,841	$62,258

The Partnership utilizes two financial measures, earnings before income taxes, depreciation and amortization (EBITDA) and distributable cash flow, which are not defined in United States generally accepted accounting principles. Management presents both EBITDA and distributable cash flow in its filings under the Securities Exchange Act of 1934 and in its press release. Management uses these financial measures because they are widely accepted financial indicators used by some investors and analysts to analyze and compare partnerships on the basis of operating performance. In addition, distributable cash flow is used by the Partnership to determine the amount of cash distributions to its unitholders. Neither EBITDA nor distributable cash flow are intended to represent cash flows for the period, nor are they presented as an alternative to operating income or income before income tax. They should not be considered in isolation or as substitutes for a measure of performance prepared in accordance with United States generally accepted accounting principles. Our method of computation for both EBITDA and distributable cash flow may or may not be comparable to other similarly titled measures used by other partnerships.

(6)	The partners’ equity amount as of December 31, 2001 includes $50,631,000 of net parent investment resulting from the Partnership’s acquisition of the Wichita Falls Business on February 1, 2002, which represented a transfer between entities under common control and therefore required a restatement of the December 31, 2001 consolidated balance sheet of the Partnership to include the Wichita Falls Business as if it had been combined with the Partnership as of December 31, 2001. Upon execution of the acquisition on February 1, 2002, partners’ equity/net parent investment was reduced by $51,281,000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis of the Partnership’s results of operations and financial condition should be read in conjunction with Items 1. and 2. Business and Properties, Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data. However, the results of operations and financial condition of the Partnership do not include any results from the crude oil tank contribution or the South Texas pipeline contribution, nor do they give effect to the redemption of common units owned by Valero Energy, all three of which are discussed in Items 1. and 2. Business and Properties.

The introduction to Item 6. Selected Financial Data and Note 1: Organization, Business and Basis of Presentation to the consolidated and combined financial statements included in Item 8. Financial Statements and Supplementary Data provide a description of the Partnership’s current and prior organization.

Seasonality

The operating results of the Partnership are affected by factors affecting the business of Valero Energy, including refinery utilization rates, crude oil prices, the demand for refined products and industry refining capacity.

The throughput of crude oil that the Partnership transports is directly affected by the level of, and refiner demand for, crude oil in markets served directly by the Partnership’s crude oil pipelines. Crude oil inventories tend to increase due to overproduction of crude oil by producing companies and countries and planned maintenance turnaround activity by refiners.

The throughput of the refined products that the Partnership transports is directly affected by the level of, and user demand for, refined products in the markets served directly or indirectly by the Partnership’s refined product pipelines. Demand for gasoline in most markets peaks during the summer driving season, which extends from May through September, and declines during the fall and winter months. Demand for gasoline in the Arizona market, however, generally is higher in the winter months than summer months due to greater tourist activity and second home usage in the winter months.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

The results of operations for the year ended December 31, 2002 presented in the following table are derived from the consolidated statement of income for Valero L.P. and subsidiaries for the year ended December 31, 2002, which includes the Wichita Falls Business for the month ended January 31, 2002 prior to its actual acquisition on February 1, 2002. The results of operations for the year ended December 31, 2001 presented in the following table are derived from the consolidated statement of income for Valero L.P. and subsidiaries for the period from April 16, 2001 through December 31, 2001 and the combined statement of income for Valero L.P. and Valero Logistics for the period from January 1, 2001 through April 15, 2001, which in this discussion are combined and referred to as the year ended December 31, 2001.

Financial Data:

	Years Ended December 31,

	2002	2001

	(in thousands)
Statement of Income Data:
Revenues	$118,458	$98,827

Costs and expenses:
Operating expenses	37,838	33,583
General and administrative expenses	6,950	5,349
Depreciation and amortization	16,440	13,390

Total costs and expenses	61,228	52,322

Operating income	57,230	46,505
Equity income from Skelly-Belvieu Pipeline Company	3,188	3,179
Interest expense, net	(4,880)	(3,811)

Income before income tax expense	55,538	45,873
Income tax expense	395	—

Net income	55,143	45,873
Less net income applicable to general partner	(2,187)	(715)
Less net income related to the Wichita Falls Business for the month ended January 31, 2002 and net income related to the period from January 1, 2001 through April 15, 2001	(650)	(10,126)

Net income applicable to the limited partners’ interest	$52,306	$35,032

Operating Data:

The following table reflects throughput barrels for the Partnership’s crude oil and refined product pipelines and the total throughput for all of its refined product terminals for the years ended December 31, 2002 and 2001.

	Years Ended December 31,

	2002	2001	% Change

	(in thousands of barrels)
Crude oil pipeline throughput:
Dixon to McKee	15,970	20,403	(22)%
Wichita Falls to McKee	26,313	—	—
Wasson to Ardmore	27,294	29,612	(8)%
Ringgold to Wasson	12,630	13,788	(8)%
Corpus Christi to Three Rivers	25,075	28,689	(13)%
Other crude oil pipelines	19,746	18,399	7%

Total crude oil pipelines	127,028	110,891	15%

Refined product pipeline throughput:
McKee to Colorado Springs to Denver	7,405	8,838	(16)%
McKee to El Paso	24,121	24,285	(1)%
McKee to Amarillo to Abernathy	13,304	13,747	(3)%
Amarillo to Albuquerque	4,022	4,613	(13)%
McKee to Denver	4,303	4,370	(2)%
Ardmore to Wynnewood	19,780	20,835	(5)%
Three Rivers to Laredo	4,711	4,479	5%
Three Rivers to San Antonio	9,322	10,175	(8)%
Other refined product pipelines	20,873	21,095	(1)%

Total refined product pipelines	107,841	112,437	(4)%

Refined product terminal throughput	64,079	64,522	(1)%

Net income for the year ended December 31, 2002 was $55,143,000 as compared to $45,873,000 for the year ended December 31, 2001. The increase of $9,270,000 was primarily attributable to the additional net income generated from the four acquisitions completed since July of 2001 (the Southlake refined product terminal, the Ringgold crude oil storage facility, the Wichita Falls Business and the crude hydrogen pipeline). The increase in net income was partially offset by the impact of lower throughput barrels in 2002 resulting from economic-based refinery production cuts at the three Valero Energy refineries served by the Partnership’s pipelines and terminals. Valero Energy initiated economic-based refinery production cuts as a result of significantly lower refinery margins industry-wide in the first half of 2002.

Revenues for the year ended December 31, 2002 were $118,458,000 as compared to $98,827,000 for the year ended December 31, 2001, an increase of 20% or $19,631,000. This increase was due primarily to the addition of the Wichita Falls crude oil pipeline revenues, the Southlake refined product terminal revenues and the crude hydrogen revenues, partially offset by decreases in revenues on most of the Partnership’s other pipelines. The following discusses significant revenue increases and decreases by pipeline:

•	revenues for the year ended December 31, 2002 include $22,894,000 of revenues related to the Wichita Falls to McKee crude oil pipeline, including $1,740,000 of revenues (2,000,000 barrels of throughput) related to the month ended January 31, 2002, which was included in the Partnership’s revenues for 2002 as a result of the common control transfer between Valero Energy and the Partnership;

•	revenues for the McKee to Colorado Springs to Denver refined product pipeline and the Amarillo to Albuquerque refined product pipeline decreased $2,630,000 due to a combined 15% decrease in throughput barrels, resulting from reduced production at the McKee refinery. During the first quarter of 2002, Valero Energy completed several planned refinery turnaround projects at the McKee refinery which significantly reduced production and thus reduced throughput barrels in the Partnership’s pipelines;

•	revenues for the Corpus Christi to Three Rivers crude oil pipeline decreased $2,392,000 due to a 13% decrease in throughput barrels, as a result of reduced production at the Three Rivers refinery. During the first half of 2002, Valero Energy initiated economic-based refinery production cuts at the Three Rivers refinery. In addition, during the first quarter of 2002, Valero Energy completed several refinery turnaround projects resulting in a partial shutdown of the refinery and reduced throughput barrels in the Partnership’s pipelines;

•	revenues for the crude hydrogen pipeline, which was acquired on May 29, 2002, were $828,000 for the seven months ended December 31, 2002;

•	revenues for the Ringgold to Wasson crude oil pipeline increased $749,000, despite an 8% decrease in throughput barrels resulting from reduced production at the Ardmore refinery, due to a tariff rate increase effective December 1, 2001 related to the Ringgold crude oil storage facility acquisition;

•	revenues for the Dixon to McKee crude oil pipeline decreased $430,000 due to a 22% decrease in throughput barrels, as a result of Valero Energy supplying greater quantities of crude oil to the McKee refinery from the Wichita Falls to McKee crude oil pipeline during 2002 instead of gathering crude oil barrels near Dixon; and

•	revenues for the refined product terminals, excluding the Southlake terminal, decreased $665,000 primarily due to a decrease in revenues for the Corpus Christi refined product terminal. In 2002, as a result of Valero Energy’s economic-based refinery production cuts at the Three Rivers refinery, lower volumes of benzene, toluene and xylene were transported to Corpus Christi. Revenues for the Southlake terminal, which was acquired on July 1, 2001, were $2,327,000 and throughput was 7,959,000 barrels for the year ended December 31, 2002 as compared to revenues of $1,341,000 and throughput of 4,601,000 barrels for the six months ended December 31, 2001.

Operating expenses increased $4,255,000 for the year ended December 31, 2002 as compared to the year ended December 31, 2001 primarily due to the following items:

•	the acquisitions of the Wichita Falls Business, the Southlake refined product terminal and the crude hydrogen pipeline increased operating expenses by $6,565,000;

•	insurance expense, excluding the impact of acquisitions, increased by $292,000, or 45%, due to higher rates charged for the property and liability policies the Partnership has in place;

•	utility expenses, excluding the impact of acquisitions, decreased by $2,300,000, or 22%, due to lower electricity rates as a result of lower natural gas prices, participation in Texas deregulation, negotiating lower rates with utility providers and implementation of power optimization software; and

•	maintenance expenses, excluding the impact of acquisitions, decreased $499,000, or 14%, due primarily to fewer pipeline and terminal inspections being required during 2002 as compared to 2001.

General and administrative expenses were as follows:

	Years Ended December 31,

	2002	2001

	(in thousands)
Services Agreement	$5,200	$5,200
Third party expenses	1,650	730
Compensation expense related to contractual rights to receive common units	721	—
General and administrative expenses related to the Wichita Falls Business for the month ended January 31, 2002	40	—
Reimbursement from partners on jointly owned pipelines	(661)	(581)

	$6,950	$5,349

General and administrative expenses increased 30% for the year ended December 31, 2002 as compared to 2001 due primarily to an increase in general and administrative costs related to Valero L.P. being a publicly held entity and the recognition of compensation expense related to the award of common units to officers and directors in January of 2002 (see Note 14: Employee Benefit Plans, Long-Term Incentive Plan). In addition to the annual fee charged by Valero Energy to the Partnership for general and administrative services, the Partnership incurs costs (e.g., unitholder annual reports, preparation and mailing of income tax reports to unitholders and director fees) as a result of being a publicly held entity.

Depreciation and amortization expense increased $3,050,000 for the year ended December 31, 2002 as compared to the year ended December 31, 2001 due to the additional depreciation related to the acquisitions of the Southlake refined product terminal, the Ringgold crude oil storage facility, the Wichita Falls Business and the crude hydrogen pipeline. Included in 2002 is $160,000 of depreciation expense related to the Wichita Falls Business for the month ended January 31, 2002.

Equity income from Skelly-Belvieu Pipeline Company for the year ended December 31, 2002 was comparable to equity income recognized in 2001 as throughput barrels in the Skellytown to Mont Belvieu refined product pipeline increased 2% during 2002.

Interest expense for the year ended December 31, 2002 was $4,880,000, net of interest income of $248,000 and capitalized interest of $255,000, as compared to $3,811,000 of interest expense for 2001. Interest expense was higher in 2002 due to additional borrowings to fund the acquisitions of the Southlake refined product terminal, the Ringgold crude oil storage facility, the Wichita Falls Business and the crude hydrogen pipeline. Included in interest expense for 2002 was interest expense related to the fixed-rate senior notes issued in July of 2002, the proceeds of which were used to repay borrowings under the variable-rate revolving credit facility. Included in interest expense for 2001 was interest expense of $2,513,000 for the period from January 1, 2001 through April 15, 2001 related to the $107,676,000 of debt due to parent that the Partnership assumed on July 1, 2000 and paid off on April 16, 2001 upon the closing of its initial public offering.

Income tax expense for the year ended December 31, 2002 represents income tax expense incurred by the Wichita Falls Business during the month ended January 31, 2002, prior to the transfer of the Wichita Falls Business to the Partnership.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

The results of operations for the year ended December 31, 2001 presented in the following table are derived from the consolidated statement of income for Valero L.P. and subsidiaries for the period from April 16, 2001 through December 31, 2001 and the combined statement of income for Valero L.P. and Valero Logistics for the period from January 1, 2001 through April 15, 2001, which in this discussion are combined and referred to as the year ended December 31, 2001. The results of operations for the year ended December 31, 2000 presented in the following table are derived from the statement of income of the Ultramar Diamond Shamrock Logistics Business for the six months ended June 30, 2000 and the combined statement of income of Valero L.P. and Valero Logistics for the six months ended December 31, 2000, which in this discussion are combined and referred to as the year ended December 31, 2000.

Financial Data:

	Years Ended December 31,

	2001	2000

	(in thousands)
Statement of Income Data:
Revenues	$98,827	$92,053

Costs and expenses:
Operating expenses	33,583	33,505
General and administrative expenses	5,349	5,139
Depreciation and amortization	13,390	12,260

Total costs and expenses	52,322	50,904

Operating income	46,505	41,149
Equity income from Skelly-Belvieu Pipeline Company	3,179	3,877
Interest expense, net	(3,811)	(5,181)

Income before income tax benefit	45,873	39,845
Income tax benefit	—	(30,812)

Net income	$45,873	$70,657

Operating Data:

The following table reflects throughput barrels for the Partnership’s crude oil and refined product pipelines and the total throughput for all of its refined product terminals for the years ended December 31, 2001 and 2000. The throughput barrels for the year ended December 31, 2000 combine the barrels transported by the Ultramar Diamond Shamrock Logistics Business for the six months ended June 30, 2000 with the barrels transported by Valero Logistics for the six months ended December 31, 2000.

	Years Ended December 31,

	2001	2000	% Change

	(in thousands of barrels)
Crude oil pipeline throughput:
Dixon to McKee	20,403	22,736	(10)%
Wasson to Ardmore	29,612	28,003	6%
Ringgold to Wasson	13,788	10,724	29%
Corpus Christi to Three Rivers	28,689	31,271	(8)%
Other crude oil pipelines	18,399	15,157	21%

Total crude oil pipelines	110,891	107,891	3%

Refined product pipeline throughput:
McKee to Colorado Springs to Denver	8,838	8,982	(2)%
McKee to El Paso	24,285	22,277	9%
McKee to Amarillo to Abernathy	13,747	13,219	4%
Amarillo to Albuquerque	4,613	4,714	(2)%
McKee to Denver	4,370	4,307	1%
Ardmore to Wynnewood	20,835	20,705	1%
Three Rivers to Laredo	4,479	5,886	(24)%
Three Rivers to San Antonio	10,175	9,761	4%
Other refined product pipelines	21,095	23,537	(10)%

Total refined product pipelines	112,437	113,388	(1)%

Refined product terminal throughput	64,522	60,629	6%

Revenues for the year ended December 31, 2001 were $98,827,000 as compared to $92,053,000 for the year ended December 31, 2000, an increase of 7% or $6,774,000. This increase in revenues is due to the following items:

•	revenues for the Ringgold to Wasson and the Wasson to Ardmore crude oil pipelines increased $1,400,000 due to a combined 12% increase in throughput barrels, resulting from Valero Energy purchasing greater quantities of crude oil from third parties near Ringgold instead of gathering crude oil barrels near Wasson. In March 2001, UDS sold its Oklahoma crude oil gathering operation which was located near Wasson;

•	revenues for the Corpus Christi to Three Rivers crude oil pipeline increased $1,390,000 despite the 8% decrease in throughput barrels for the year ended December 31, 2001 as compared to 2000. The Corpus Christi to Three Rivers crude oil pipeline was temporarily converted into a refined product pipeline during the third quarter of 2001 due to the alkylation unit shutdown at Valero Energy’s Three Rivers refinery. The increase in revenues is primarily due to the increased tariff rate charged to transport refined products during the third quarter of 2001. In addition, effective May of 2001, the crude oil tariff rate was increased to cover the additional costs (dockage and wharfage fees) associated with operating a marine-based crude oil storage facility in Corpus Christi;

•	revenues for the McKee to El Paso refined product pipeline increased $1,187,000 primarily due to a 9% increase in throughput barrels resulting from an increase in Valero Energy’s sales into the Arizona market. The McKee to El Paso refined product pipeline connects with a third party pipeline which runs to Arizona;

•	revenues for the Three Rivers to Laredo refined product pipeline decreased by $464,000 due to a 24% decrease in throughput barrels partially offset by an increase in the tariff rate effective July 1, 2001. The Laredo refined product terminal revenues also decreased by $290,000 due to the 24% decrease in throughput barrels. The lower throughput barrels were a result of Pemex’s expansion of its Monterrey, Mexico refinery that increased the supply of refined products to Nuevo Laredo, Mexico, which is across the border from Laredo, Texas;

•	revenues for the Southlake refined product terminal, acquired on July 1, 2001, were $1,341,000 and throughput was 4,601,000 barrels for the six months ended December 31, 2001; and

•	revenues for all refined product terminals, excluding the Southlake and Laredo refined product terminals, increased $1,343,000 primarily due to an increase in the terminalling fee charged at the Partnership’s marine-based refined product terminals to cover the additional costs (dockage and wharfage fees) associated with operating a marine-based refined product terminal and the additional fee of $0.042 per barrel charged for blending additives into certain refined products.

Operating expenses increased $78,000 for the year ended December 31, 2001 as compared to the year ended December 31, 2000 primarily due to the following items:

•	during the year ended December 31, 2000, a loss of $916,000 was recognized due to the impact of volumetric expansions, contractions and measurement discrepancies in the pipelines related to the six months ended June 30, 2000. Beginning July 1, 2000, the impact of volumetric expansions, contractions and measurement discrepancies in the pipelines is borne by the shippers and is therefore no longer reflected in operating expenses;

•	utility expenses increased by $1,538,000, or 17%, due to higher electricity rates during the year ended December 31, 2001 as compared to the year ended December 31, 2000 resulting from higher natural gas costs;

•	the acquisition of the Southlake refined product terminal increased operating expenses by $308,000;

•	employee-related expenses increased due to higher accruals for incentive compensation; and

•	other operating expenses decreased due to lower rental expenses for fleet vehicles, satellite communications and safety equipment as a result of more favorable leasing arrangements.

General and administrative expenses were as follows:

	Years Ended December 31,

	2001	2000

	(in thousands)
Services Agreement	$5,200	$2,600
Allocation of UDS general and administrative expenses for the six months ended June 30, 2000	—	2,839
Third party expenses	730	200
Reimbursement from partners on jointly owned pipelines	(581)	(500)

	$5,349	$5,139

General and administrative expenses increased 4% for the year ended December 31, 2001 as compared to 2000 due to increased general and administrative costs related to Valero L.P. being a publicly held entity. Prior to July 1, 2000, UDS allocated approximately 5% of its general and administrative expenses incurred in the United States to its pipeline, terminalling and storage operations to cover costs of centralized corporate functions such as legal, accounting, treasury, engineering, information technology and other corporate services. Effective July 1, 2000, UDS entered into a Services Agreement with the Partnership to provide the general and administrative services noted above for an annual fee of $5,200,000, payable monthly. This annual fee is in addition to the incremental general and administrative costs incurred from third parties as a result of Valero L.P. being a publicly held entity.

Depreciation and amortization expense increased $1,130,000 for the year ended December 31, 2001 as compared to the year ended December 31, 2000 due to the additional depreciation related to the Southlake refined product terminal and Ringgold crude oil storage facility acquired during 2001 and additional depreciation related to completed capital projects.

Equity income from Skelly-Belvieu Pipeline Company for the year ended December 31, 2001 decreased $698,000, or 18%, as compared to 2000 due primarily to a 13% decrease in throughput barrels in the Skellytown to Mont Belvieu refined product pipeline. The decreased throughput in 2001 is due to both Valero Energy and ConocoPhillips utilizing greater quantities of natural gas to run their refining operations instead of selling the natural gas to third parties in Mont Belvieu.

Interest expense for the year ended December 31, 2001 was $3,811,000 as compared to $5,181,000 for 2000. During the period from January 1, 2001 through April 15, 2001, the Partnership incurred $2,513,000 of interest expense related to the $107,676,000 of debt due to parent that Valero Logistics assumed on July 1, 2000 and paid off on April 16, 2001. In addition, beginning April 16, 2001, Valero Logistics borrowed funds under its revolving credit facility resulting in $738,000 of interest expense for the eight and a half months ended December 31, 2001. Interest expense prior to July 1, 2000 relates only to the debt due to the Port of Corpus Christi Authority of Nueces County, Texas. Interest expense from July 1, 2000 through April 15, 2001 relates to the debt due to parent and the debt due to the Port of Corpus Christi Authority. Interest expense subsequent to April 16, 2001 relates to the borrowings under the revolving credit facility and the debt due to the Port of Corpus Christi Authority.

Effective July 1, 2000, UDS transferred the assets and certain liabilities of the Ultramar Diamond Shamrock Logistics Business to Valero Logistics. As a limited partnership, Valero Logistics is not subject to federal or state income taxes. Due to this change in tax status, the deferred income tax liability of $38,217,000 as of June 30, 2000 was written off in the statement of income of the Ultramar Diamond Shamrock Logistics Business for the six months ended June 30, 2000. The resulting net benefit for income taxes of $30,812,000 for the six months ended June 30, 2000, includes the write-off of the deferred income tax liability less the income tax expense of $7,405,000 for the six months ended June 30, 2000. The income tax expense for the six months ended June 30, 2000 was based upon the effective income tax rate for the Ultramar Diamond Shamrock Logistics Business of 38%. The effective income tax rate exceeds the U.S. federal statutory income tax rate due to state income taxes.

Income before income tax benefit for the year ended December 31, 2001 was $45,873,000 as compared to $39,845,000 for the year ended December 31, 2000. The increase of $6,028,000 is primarily due to the increase in revenues resulting from higher tariff rates and higher throughput barrels in the Partnership’s pipelines and terminals for 2001 as compared to 2000.

Financial Outlook

Due to a combination of circumstances in the first two months of 2003, Valero Energy reduced its production at several of its refineries, including the McKee, Three Rivers and Ardmore refineries, by as much as 15%, for economic reasons. The primary reason for the reduction was the unfavorable impact the oil workers’ strike in Venezuela had on crude oil and other feedstock supplies in the market, which caused sweet crude oil and other feedstock processing economics to be unfavorable. The oil workers’ strike in Venezuela has reduced the amount of Venezuelan crude oil received by the Three Rivers refinery under its purchase agreement with PDVSA, the national oil company of Venezuela. In addition, in mid-March of 2003, a twenty-day plant-wide turnaround of the Ardmore refinery will lower pipeline throughputs related to that refinery.

As a result of Valero Energy’s reduction in refinery production during the first quarter of 2003, throughput in the Partnership’s pipelines and terminals in the first quarter of 2003 is expected to be lower than throughput levels in the fourth quarter of 2002 and comparable to throughput levels in the first quarter of 2002. Accordingly, net income per unit applicable to limited partners for the first quarter of 2003 is expected to be in the range of $0.55 per unit, which compares to $0.50 per unit in the first quarter of 2002 and $0.74 per unit in the fourth quarter of 2002. Based on the net income expected to be generated during the first quarter of 2003, the Partnership expects to have sufficient distributable cash flow to distribute $0.70 per unit for the first quarter of 2003.

More recently, however, a combination of strong refining and marketing fundamentals and increased crude oil availability have improved conditions substantially from earlier this year. If these improved conditions continue, the Partnership expects average pipeline and terminal throughput levels for the remainder of 2003 to return to historical levels.

Liquidity and Capital Resources

The Partnership’s primary cash requirements, in addition to normal operating expenses, are for capital expenditures (both maintenance and expansion), business and asset acquisitions, distributions to partners and debt service. The Partnership expects to fund its short-term needs for such items as maintenance capital expenditures and quarterly distributions to the partners from operating cash flows. Capital expenditures for long-term needs resulting from future expansion projects and acquisitions are expected to be funded by a variety of sources including cash flows from operating activities, borrowings under the amended revolving credit facility and the issuance of additional common units, debt securities and other capital market transactions.

     Amended Revolving Credit Facility

On March 6, 2003, Valero Logistics amended its five-year revolving credit facility increasing its credit limit to $175,000,000. The revolving credit facility expires on January 15, 2006. At Valero Logistics’ option, borrowings under the revolving credit facility bear interest based on either an alternative base rate or LIBOR. Valero Logistics also incurs a facility fee on the aggregate commitments of lenders under the revolving credit facility, whether used or unused. Borrowings under the revolving credit facility may be used for working capital and general partnership purposes; however borrowings to fund distributions to unitholders is limited to $40,000,000. All borrowings designated as borrowings subject to the $40,000,000 sublimit must be reduced to zero for a period of at least 15 consecutive days during each fiscal year. The credit facility also allows Valero Logistics to issue letters of credit for an aggregate of $75,000,000. The borrowings under the revolving credit facility are unsecured and rank equally with all of Valero Logistics’ outstanding unsecured and unsubordinated debt. The revolving credit facility is irrevocably and unconditionally guaranteed by Valero L.P. Valero L.P.’s guarantee ranks equally with all of its existing and future unsecured senior obligations.

The revolving credit facility requires that Valero Logistics maintain certain financial ratios, including a consolidated debt coverage ratio (debt to EBITDA) as defined in the revolving credit facility not exceed 4.0 to 1.0. The revolving credit facility includes other restrictive covenants, including a prohibition on distributions by Valero Logistics to Valero L.P. if any default, as defined in the revolving credit facility, exist or would result from the distribution. The revolving credit facility also includes a change-in-control provision, which requires that Valero Energy owns, directly or indirectly, 51% of Valero L.P.’s general partner or Valero Energy and/or the Partnership owns at least 100% of the general partner interest in Valero Logistics or at least 100% of the outstanding limited partner interests in Valero Logistics. Management believes that Valero Logistics is in compliance with all of these ratios and covenants.

During the first quarter of 2002, Valero Logistics borrowed $64,000,000 under the revolving credit facility to purchase the Wichita Falls Business from Valero Energy and during the second quarter of 2002, Valero Logistics borrowed an additional $11,000,000 to purchase a hydrogen pipeline from Valero Energy. During the third quarter of 2002, the outstanding balance under the revolving credit facility of $91,000,000 was paid off with proceeds from the senior notes issued in July of 2002 under the shelf registration statement. As of December 31, 2002, Valero Logistics had no outstanding borrowings under the revolving credit facility.

     Shelf Registration Statement

On June 6, 2002, Valero L.P. and Valero Logistics filed a $500,000,000 universal shelf registration statement with the Securities and Exchange Commission. On July 15, 2002, Valero Logistics completed the sale of $100,000,000 of 6.875% senior notes, issued under its shelf registration, for total proceeds of $99,686,000. The net proceeds of $98,207,000, after deducting underwriters’ commissions and offering expenses of $1,479,000, were used to pay off the $91,000,000 outstanding under the revolving credit facility.

     Interest Rate Swap

On February 14, 2003, Valero Logistics entered into an interest rate swap agreement to manage its exposure to changes in interest rates. The interest rate swap has a notional amount of $60,000,000 and is tied to the maturity of the 6.875% senior notes discussed below. Under the terms of the interest rate swap agreement, the Partnership will receive a fixed 6.875% rate and will pay a floating rate based on LIBOR plus 2.45%.

6.875% Senior Notes

The senior notes are due July 15, 2012 with interest payable on January 15 and July 15 of each year. The senior notes do not have sinking fund requirements. The senior notes rank equally with all other existing senior unsecured indebtedness of Valero Logistics, including indebtedness under the revolving credit facility. The senior notes contain restrictions on Valero Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit Valero Logistics’ ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions. The senior notes are irrevocably and unconditionally guaranteed on a senior unsecured basis by Valero L.P. The guarantee by Valero L.P. ranks equally with all of its existing and future unsecured senior obligations.

At the option of Valero Logistics, the senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. The senior notes also include a change-in-control provision, which requires that an investment grade entity own and control the general partner of Valero L.P. and Valero Logistics. Otherwise Valero Logistics must offer to purchase the senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase.

     Initial Public Offering

On April 16, 2001, Valero L.P. completed its initial public offering of 5,175,000 common units at a price of $24.50 per unit. Total proceeds were $126,787,000 before offering costs and underwriters’ commissions. In addition, Valero Logistics borrowed $20,506,000 under its revolving credit facility. The Partnership used $143,504,000 of the total proceeds to repay the debt due to parent ($107,676,000), reimburse affiliates of UDS for previous capital expenditures ($20,517,000), pay offering costs and underwriters’ commissions ($14,875,000) and pay debt issuance costs ($436,000). The net remaining proceeds of $3,789,000 were used for working capital and general partnership purposes.

     Distributions

Valero L.P.’s partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and the general partner will receive. During the subordination period, the holders of Valero L.P.’s common units are entitled to receive each quarter a minimum quarterly distribution of $0.60 per unit ($2.40 annualized) prior to any distribution of available cash to holders of Valero L.P.’s subordinated units. The subordination period is defined generally as the period that will end on the first day of any quarter beginning after March 31, 2006 if (1) Valero L.P. has distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four-quarter periods and (2) Valero L.P.’s adjusted operating surplus, as defined in the partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable Valero L.P. to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2% general partner interest during those periods. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units, on a one-for-one basis. The general partner is entitled to incentive distributions if the amount Valero L.P. distributes with respect to any quarter exceeds $0.60 per unit.

The following table reflects the allocation of the total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

	Years Ended December 31,

	2002	2001

	(in thousands, except per unit data)

General partner interest	$1,103	$667
General partner incentive distribution	1,103	—

Total general partner distribution	2,206	667
Limited partnership units	52,969	32,692

Total cash distributions	$55,175	$33,359

Cash distributions per unit applicable to limited partners	$2.75	$1.70

The distributions for the year ended December 31, 2001, represent the minimum quarterly distribution for the period subsequent to Valero L.P.’s initial public offering, the period from April 16, 2001 through December 31, 2001. In February 2003, Valero L.P. paid a quarterly cash distribution of $0.70 per unit for the fourth quarter of 2002.

     Capital Requirements

The petroleum pipeline industry is capital-intensive, requiring significant investments to maintain, upgrade or enhance existing operations and to comply with environmental and safety regulations. The Partnership’s capital expenditures consist primarily of:

•	maintenance capital expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations; and

•	expansion capital expenditures, such as those to expand and upgrade pipeline capacity and to construct new pipelines, terminals and storage facilities. In addition, expansion capital expenditures may include acquisitions of pipelines, terminals or storage assets.

For 2003, the Partnership expects to incur approximately $41,099,000 of capital expenditures including approximately $3,322,000 for maintenance capital expenditures and approximately $37,777,000 for expansion capital expenditures. The 2003 expansion capital expenditures include the $15,000,000 the Partnership incurred in January 2003 to for the Telfer asphalt terminal acquisition discussed below. The Partnership expects to fund its capital expenditures from cash provided by operations and to the extent necessary, from proceeds of borrowings under the revolving credit facility or debt and equity offerings.

During the year ended December 31, 2002, the Partnership incurred maintenance capital expenditures of $3,943,000 primarily related to tank and automation upgrades at both the refined product terminals and the crude oil storage facilities and corrosion protection and automation upgrades for refined product pipelines. Also during the year ended December 31, 2002, the Partnership incurred expansion capital expenditures of $76,761,000 for acquisitions and capital projects. Effective February 1, 2002, the Partnership exercised its option to purchase the Wichita Falls Business from Valero Energy at a cost of $64,000,000. The Wichita Falls Business consisted of the following assets:

•	A 272-mile crude oil pipeline originating in Wichita Falls, Texas and ending at Valero Energy’s McKee refinery in Dumas, Texas. The pipeline has the capacity to transport 110,000 barrels per day of crude oil gathered or acquired by Valero Energy at Wichita Falls. The Wichita Falls crude oil pipeline connects to third party pipelines that originate along the Texas Gulf Coast.

•	Four crude oil storage tanks located in Wichita Falls, Texas with a total capacity of 660,000 barrels.

During the year ended December 31, 2002, capital projects included $1,278,000 for completion of the Amarillo to Albuquerque refined product pipeline expansion, which is net of ConocoPhillips’ 50% share of costs.

On May 29, 2002, the Partnership purchased a 30-mile pure hydrogen pipeline from Valero Energy for $11,000,000 and subsequently exchanged that pipeline for a 25-mile crude hydrogen pipeline owned by Praxair, Inc. The crude hydrogen pipeline originates at Celanese Ltd.’s chemical facility in Clear Lake, Texas and ends at Valero Energy’s Texas City refinery in Texas City, Texas. The pipeline supplies crude hydrogen to the refinery under a long-term supply arrangement between Valero Energy and BOC (successor to Celanese Ltd.).

During the year ended December 31, 2001, the Partnership incurred maintenance capital expenditures of $2,786,000 primarily related to tank and automation upgrades at the refined product terminals and cathodic (corrosion) protection and automation upgrades for both refined product and crude oil pipelines. Also during the year ended December 31, 2001, the Partnership incurred expansion capital expenditures of $15,140,000 for various acquisitions and capital projects. Acquisitions included the July of 2001 purchase of the Southlake refined product terminal from Valero Energy for $5,600,000 and the December of 2001 purchase of the Ringgold crude oil storage facility from Valero Energy for $5,200,000. Capital projects included $1,813,000 for rights-of-way related to the expansion of the Amarillo to Albuquerque refined product pipeline, which is net of ConocoPhillips’ 50% share of such costs.

During the year ended December 31, 2000, the Partnership incurred $7,022,000 of capital expenditures, including $4,704,000 relating to expansion capital projects and $2,318,000 related to maintenance projects. Expansion capital projects included the project to expand the capacity of the McKee to Colorado Springs refined product pipeline from 32,000 barrels per day to 52,000 barrels per day, which was completed in the fourth quarter of 2000.

On January 7, 2003, the Partnership purchased an asphalt terminal from Telfer Oil Company (Telfer) for $15,000,000, which included two storage tanks with a combined storage capacity of 350,000 barrels, six 5,000-barrel polymer modified asphalt tanks, a truck rack, rail facilities and various other tanks and equipment. In conjunction with the Telfer acquisition, the Partnership entered into a six-year Terminal Storage and Throughput Agreement with Valero Energy.

The Partnership believes it has sufficient funds from operations, and to the extent necessary, from public and private capital markets and bank markets, to fund its ongoing operating requirements. The Partnership expects that, to the extent necessary, it can raise additional funds from time to time through equity or debt financings. However, there can be no assurance regarding the availability of any future financings or whether such financings can be made available on terms acceptable to the Partnership.

     Long-Term Contractual Obligations

The following table presents long-term contractual obligations and commitments of the Partnership and the related payments due, in total and by period, as of December 31, 2002. The Partnership has no unconditional purchase obligations as of December 31, 2002.

	Payments Due by Period

	Less Than	1-3	4-5	Over 5
	1 Year	Years	Years	Years	Total

		(in thousands)

Long-term debt (stated maturities)	$747	$1,575	$1,272	$106,064	$109,658
Operating leases	227	664	342	1,266	2,499
Right-of-way payments	6	18	12	65	101

The operating lease amounts in the above table include minimum rentals due under the various land leases for the refined product terminals and the Corpus Christi crude oil storage facility.

The Partnership does not have any long-term contractual obligations related to the Skelly-Belvieu Pipeline Company, an equity method investment, other than the requirement to operate the pipeline on behalf of the members and to fund the Partnership’s share of capital expenditures as they arise. Skelly-Belvieu Pipeline Company does not have any outstanding debt as of December 31, 2002.

     Related Party Transactions

Services Agreement

Effective July 1, 2000, UDS entered into the Services Agreement with the Partnership, whereby UDS agreed to provide the corporate functions of legal, accounting, treasury, engineering, information technology and other services for an annual fee of $5,200,000 for a period of eight years. As a result of the acquisition of UDS by Valero Energy, Valero Energy assumed UDS’ obligation under the Services Agreement. The $5,200,000 is adjustable annually based on the Consumer Price Index published by the U.S. Department of Labor, and may also be adjusted to take into account additional service levels necessitated by the acquisition or construction of additional assets. Management believes that the $5,200,000 is a reasonable approximation of the general and administrative costs related to the Partnership’s current pipeline, terminalling and storage operations. This annual fee is in addition to the incremental general and administrative costs incurred from third parties as a result of Valero L.P. being a publicly held entity.

The Services Agreement also requires that the Partnership reimburse Valero Energy for various recurring costs of employees who work exclusively within the pipeline, terminalling and storage operations and for certain other costs incurred by Valero Energy relating solely to the Partnership. These employee costs include salary, wage and benefit costs.

Prior to July 1, 2000, UDS allocated approximately 5% of its general and administrative expenses incurred in the United States to its pipeline, terminalling and storage operations to cover costs of centralized corporate functions and other corporate services. A portion of the allocated general and administrative costs is passed on to third parties, which jointly own certain pipelines and terminals with the Partnership. Also, prior to July 1, 2000, the Ultramar Diamond Shamrock

Logistics Business participated in UDS’ centralized cash management program, wherein all cash receipts were remitted to UDS and all cash disbursements were funded by UDS. Other related party transactions include intercompany tariff and terminalling revenues and related expenses, administrative and support expenses incurred by UDS and allocated to the Ultramar Diamond Shamrock Logistics Business and income taxes.

Pipelines and Terminals Usage Agreement

On April 16, 2001, UDS entered into the Pipelines and Terminals Usage Agreement with the Partnership, whereby UDS agreed to use the Partnership’s pipelines to transport at least 75% of the crude oil shipped to and at least 75% of the refined products shipped from the McKee, Three Rivers and Ardmore refineries and to use the Partnership’s refined product terminals for terminalling services for at least 50% of all refined products shipped from these refineries until at least April of 2008. Valero Energy also assumed the obligation under the Pipelines and Terminals Usage Agreement in connection with the acquisition of UDS by Valero Energy. For the year ended December 31, 2002, Valero Energy used the Partnership pipelines to transport 97% of its crude oil shipped to and 80% of the refined products shipped from the McKee, Three Rivers and Ardmore refineries, and used the Partnership’s terminalling services for 59% of all refined products shipped from these refineries.

Hydrogen Tolling Agreement

In conjunction with the Partnership’s acquisition of the crude hydrogen pipeline, the Partnership and Valero Energy entered into a Hydrogen Tolling Agreement. The Hydrogen Tolling Agreement provides that Valero Energy will pay the Partnership minimum annual revenues of $1,400,000 for transporting crude hydrogen from Celanese Ltd.’s chemical facility in Clear Lake, Texas to Valero Energy’s Texas City refinery.

Equity Ownership

As of December 31, 2002, UDS Logistics, LLC, an indirect wholly owned subsidiary of Valero Energy, owns 4,424,322 of Valero L.P.’s outstanding common units and all 9,599,322 of Valero L.P.’s outstanding subordinated units. In addition, Valero GP, LLC, also an indirect wholly owned subsidiary of Valero Energy, owns 55,250 of Valero L.P.’s outstanding common units. As a result, Valero Energy owns a 71.6% limited partner interest in Valero L.P. and Riverwalk Logistics owns a 2% general partner interest in Valero L.P. Valero Logistics’ 99.99% limited partner interest is owned by Valero L.P. and Valero L.P.’s wholly owned subsidiary, Valero GP, Inc., owns the 0.01% general partner interest of Valero Logistics.

In addition, prior to its acquisition by Valero L.P. on February 1, 2002, the Wichita Falls Business was wholly owned by Valero Energy, and such ownership interest is reflected as net parent investment in the consolidated balance sheet as of December 31, 2001.

     Environmental

In connection with the transfer of assets and liabilities from the Ultramar Diamond Shamrock Logistics Business to Shamrock Logistics Operations on July 1, 2000, UDS agreed to indemnify Shamrock Logistics for environmental liabilities that arose prior to July 1, 2000. In connection with the initial public offering of Shamrock Logistics on April 16, 2001, UDS agreed to indemnify Shamrock Logistics for environmental liabilities that arose prior to April 16, 2001 and are discovered within 10 years after April 16, 2001. Excluded from this indemnification are liabilities that result from a change in environmental law after April 16, 2001. In conjunction with the acquisitions of the Southlake refined product terminal on July 1, 2001 and the Ringgold crude oil storage facility on December 1, 2001, UDS agreed to indemnify the Partnership for environmental liabilities that arose prior to the acquisition dates and are discovered within 10 years after acquisition. Effective with the acquisition of UDS by Valero Energy, Valero Energy assumed these environmental indemnifications. In conjunction with the sale of the Wichita Falls Business to Valero L.P., Valero Energy has agreed to indemnify Valero L.P. for any environmental liabilities that arose prior to February 1, 2002 and are discovered by April 15, 2011. As an operator or owner of the assets, the Partnership could be held liable for pre-acquisition environmental damage should Valero Energy be unable to fulfill its obligation. However, the Partnership believes that such a situation is remote given Valero Energy’s financial condition. As of December 31, 2002, the Partnership is not aware of any material environmental liabilities that were not covered by the environmental indemnifications.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. Actual results could differ from those estimates. See Note 2: Summary of Significant Accounting Policies on page 56 for the Partnership’s significant accounting policies.

On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates. Any effects on the Partnership’s financial position or results of operations resulting from revisions to estimates are recorded in the period in which the facts and circumstances that give rise to the revision become known. The Partnership deems the following estimates and accounting policies to be critical:

     Revenue Recognition

Revenues are derived from interstate and intrastate pipeline transportation, storage and terminalling of crude oil and refined products. Transportation revenues are based on tariff rates that are subject to extensive federal and/or state regulation. Terminalling revenues, including revenues for blending additives, are based on fees which the Partnership believes are market based. Reductions to the current tariff rates or terminalling fees charged could have a material adverse effect on the Partnership’s results of operations. Currently, 99% of the Partnership’s revenues are derived from Valero Energy and Valero Energy has agreed not to challenge the Partnership’s tariff rates or terminalling fees until at least April of 2008. See Note 13: Related Party Transactions for a discussion of the Partnership’s relationship with Valero Energy.

     Depreciation

Depreciation expense is calculated using the straight-line method over the estimated useful lives of the Partnership’s property, plant and equipment. Because of the expected long useful lives of the property, plant and equipment, the Partnership depreciates them over a 3-year to 40-year period. Changes in the estimated useful lives of the property, plant and equipment could have a material adverse effect on the Partnership’s results of operations.

     Goodwill

Goodwill is the excess of cost over the fair value of net assets acquired in September of 1997. Effective January 1, 2002, with the adoption of Financial Accounting Standards Board (FASB) Statement No. 142, “Goodwill and Other Intangible Assets,” amortization of goodwill ceased and the unamortized balance will be tested annually for impairment. Management’s estimates will be crucial in determining whether an impairment exists and, if so, the effect of such impairment. The Partnership believes that future reported net income may be more volatile because impairment losses related to goodwill are likely to occur irregularly and in varying amounts.

     Income Allocation

The Partnership’s net income for each quarterly reporting period is first allocated to the general partner in an amount equal to the general partner’s incentive distribution declared for the respective reporting period. The remaining net income is allocated among the limited and general partners in accordance with their respective 98% and 2% interests, respectively.

Recent Accounting Pronouncement

In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” This statement establishes standards for accounting for an obligation associated with the retirement of a tangible long-lived asset. An asset retirement obligation should be recognized in the financial statements in the period in which it meets the definition of a liability as defined in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The amount of the liability would initially be measured at fair value. Subsequent to initial measurement, an entity would recognize changes in the amount of the liability resulting from (a) the passage of time and (b) revisions to either the timing or amount of estimated cash flows. Statement No. 143 also establishes standards for accounting for the cost associated with an asset retirement obligation. It requires that, upon initial recognition of a liability for an asset retirement obligation, an entity capitalize that cost by recognizing an increase in the carrying amount of the related long-lived asset. The capitalized asset retirement cost would then be allocated to expense using a systematic and rational method. Statement No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Partnership is currently evaluating the impact of adopting this new statement, however, at the present time does not believe the statement will have a material impact on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Historically, the Partnership did not engage in interest rate, foreign currency exchange rate or commodity price hedging transactions. However, in February 2003, the Partnership entered into an interest rate swap agreement to manage its exposure to changes in interest rates.

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

As of December 31, 2002, the Partnership’s fixed rate debt consisted of the 6.875% senior notes with a carrying value of $99,700,000 and an estimated fair value of $99,780,000, and the 8% Port of Corpus Christi Authority note payable with a carrying value of $9,958,000 and an estimated fair value of $10,142,000. As of December 31, 2001, the Partnership’s fixed rate debt consisted of the 8% Port of Corpus Christi Authority note payable with a carrying value of $10,122,000 and an estimated fair value of $11,240,000. The fair values were estimated using discounted cash flow analysis, based on the Partnership’s current incremental borrowing rates for similar types of borrowing arrangements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Auditors

To the Board of Directors and Unitholders of Valero L.P.

We have audited the accompanying consolidated balance sheets of Valero L.P. and subsidiaries (a Delaware limited partnership, the Partnership) as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows and partners’ equity for the year ended December 31, 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Valero L.P. for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated May 14, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valero L.P. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
March 6, 2003

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THEIR AUDITS OF VALERO L.P. AS OF DECEMBER 31, 2001 AND 2000 AND FOR THE THREE YEARS ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP AS THEY HAVE CEASED OPERATIONS. THE “(as restated – see Note 2)” REFERENCE BELOW RELATES TO THE RESTATEMENT OF THE DECEMBER 31, 2001 BALANCE SHEET FOR THE WICHITA FALLS BUSINESS ACQUISITION DISCLOSED IN NOTE 4 OF NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS.

Report of Independent Public Accountants

To the Board of Directors and Unitholders of Valero L.P.:

We have audited the accompanying consolidated and combined balance sheets of Valero L.P., formerly Shamrock Logistics, L.P. (a Delaware limited partnership) and Valero Logistics Operations, L.P., formerly Shamrock Logistics Operations, L.P. successor to the Ultramar Diamond Shamrock Logistics Business (a Delaware limited partnership) (collectively, the Partnerships) as of December 31, 2001 and 2000 (successor), and the related consolidated and combined statements of income, cash flows (as restated – see Note 2), partners’ equity/net parent investment for the year ended December 31, 2001 and the six months ended December 31, 2000 (successor) and the related combined statements of income, cash flows (as restated – see Note 2), partners’ equity/net parent investment for the six months ended June 30, 2000 and the year ended December 31, 1999 (predecessor). These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of the Partnerships as of December 31, 2001 and 2000, and the results of their operations and their cash flows (as restated) for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

San Antonio, Texas
May 14, 2002

VALERO L.P. AND SUBSIDIARIES
(formerly Shamrock Logistics, L.P. and Subsidiary)
(successor to the Ultramar Diamond Shamrock Logistics Business)
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$33,533	$7,796
Receivable from parent	8,482	5,816
Accounts receivable	1,502	2,855
Other current assets	177	—

Total current assets	43,694	16,467

Property, plant and equipment	486,939	470,401
Less accumulated depreciation and amortization	(137,663)	(121,389)

Property, plant and equipment, net	349,276	349,012
Goodwill, net of accumulated amortization of $1,279 as of 2002 and 2001	4,715	4,715
Investment in Skelly-Belvieu Pipeline Company	16,090	16,492
Other noncurrent assets, net of accumulated amortization of $250 and $90 as of 2002 and 2001, respectively	1,733	384

Total assets	$415,508	$387,070

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$747	$462
Accounts payable and accrued liabilities	8,133	4,175
Taxes other than income taxes	3,797	1,458

Total current liabilities	12,677	6,095

Long-term debt, less current portion	108,911	25,660
Other long-term liabilities	25	2
Deferred income tax liabilities	—	13,147
Commitments and contingencies (see note 10)

Partners’ equity:
Common units (9,654,572 and 9,599,322 outstanding as of 2002 and 2001, respectively)	170,655	169,305
Subordinated units (9,599,322 outstanding as of 2002 and 2001)	117,042	116,399
General partner’s equity	6,198	5,831
Net parent investment in the Wichita Falls Business	—	50,631

Total partners’ equity	293,895	342,166

Total liabilities and partners’ equity	$415,508	$387,070

See accompanying notes to consolidated and combined financial statements.

VALERO L.P. AND SUBSIDIARIES
(formerly Shamrock Logistics, L.P. and Subsidiary)
(successor to the Ultramar Diamond Shamrock Logistics Business)
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(in thousands, except unit and per unit data)

	Successor			Predecessor

	Years Ended December 31,		Six Months Ended	Six Months Ended
			December 31,	June 30,
	2002	2001	2000	2000

Revenues	$118,458	$98,827	$47,550	$44,503

Costs and expenses:
Operating expenses	37,838	33,583	15,593	17,912
General and administrative expenses	6,950	5,349	2,549	2,590
Depreciation and amortization	16,440	13,390	5,924	6,336

Total costs and expenses	61,228	52,322	24,066	26,838

Operating income	57,230	46,505	23,484	17,665
Equity income from Skelly-Belvieu Pipeline Company	3,188	3,179	1,951	1,926
Interest expense, net	(4,880)	(3,811)	(4,748)	(433)

Income before income tax expense (benefit)	55,538	45,873	20,687	19,158
Income tax expense (benefit)	395	—	—	(30,812)

Net income	$55,143	$45,873	$20,687	$49,970

Allocation of net income:
Net income	$55,143	$45,873
Less net income applicable to the period January 1, 2001 through April 15, 2001	—	(10,126)
Less net income applicable to the Wichita Falls Business for the month ended January 31, 2002	(650)	—

Net income applicable to the general and limited partners’ interest	54,493	35,747
General partner’s interest in net income	(2,187)	(715)

Limited partners’ interest in net income	$52,306	$35,032

Basic and diluted net income per unit applicable to limited partners	$2.72	$1.82

Weighted average number of basic and diluted units outstanding	19,250,867	19,198,644

See accompanying notes to consolidated and combined financial statements.

VALERO L.P. AND SUBSIDIARIES
(formerly Shamrock Logistics, L.P. and Subsidiary)
(successor to the Ultramar Diamond Shamrock Logistics Business)
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor			Predecessor

	Years Ended December 31,		Six Months Ended	Six Months Ended
			December 31,	June 30,
	2002	2001	2000	2000

Cash Flows from Operating Activities:
Net income	$55,143	$45,873	$20,687	$49,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,440	13,390	5,924	6,336
Equity income from Skelly-Belvieu Pipeline Company	(3,188)	(3,179)	(1,951)	(1,926)
Distributions of equity income from Skelly-Belvieu Pipeline Company	3,493	2,874	1,951	1,926
Provision (benefit) for deferred income taxes	54	—	—	(36,677)
Changes in operating assets and liabilities:
Decrease (increase) in receivable from parent	(2,666)	16,532	(22,347)	—
Decrease (increase) in accounts receivable	1,353	(469)	(1,676)	263
Decrease (increase) in other current assets	(177)	3,528	(3,528)	—
Increase (decrease) in accounts payable and accrued liabilities	3,958	1,359	1,481	(106)
Increase (decrease) in taxes other than income taxes	2,369	(2,394)	1,329	598
Other, net	877	(382)	—	(137)

Net cash provided by operating activities	77,656	77,132	1,870	20,247

Cash Flows from Investing Activities:
Maintenance capital expenditures	(3,943)	(2,786)	(619)	(1,699)
Expansion capital expenditures	(1,761)	(4,340)	(1,518)	(3,186)
Acquisitions	(75,000)	(10,800)	—	—
Distributions in excess of equity income from Skelly-Belvieu Pipeline Company	97	—	401	380

Net cash used in investing activities	(80,607)	(17,926)	(1,736)	(4,505)

Cash Flows from Financing Activities:
Proceeds from senior note offering, net of issuance costs	98,207	—	—	—
Proceeds from other long-term debt borrowings	75,000	25,506	—	—
Repayment of long-term debt	(91,164)	(10,068)	(134)	(284)
Distributions to unitholders and general partner	(52,843)	(21,571)	—	—
Distributions to parent and affiliates	(512)	(29,000)	—	(15,458)
Partners’ contributions	—	—	1	—
Net proceeds from sale of common units to the public	—	111,912	—	—
Distribution to parent and affiliates for reimbursement of capital expenditures	—	(20,517)	—	—
Repayment of debt due to parent	—	(107,676)	—	—

Net cash provided by (used in) financing activities	28,688	(51,414)	(133)	(15,742)

Net increase in cash and cash equivalents	25,737	7,792	1	—
Cash and cash equivalents as of the beginning of period	7,796	4	3	3

Cash and cash equivalents as of the end of period	$33,533	$7,796	$4	$3

Non-Cash Activities – Adjustment related to the transfer of the Wichita Falls Business to Valero L.P. by Valero Energy:
Property, plant and equipment	$64,160	$(64,160)	$—	$—
Accrued liabilities and taxes other than income taxes	(382)	382	—	—
Deferred income tax liabilities	(13,147)	13,147	—	—
Net parent investment	(50,631)	50,631	—	—

See accompanying notes to consolidated and combined financial statements.

SHAMROCK LOGISTICS, L.P. AND SHAMROCK LOGISTICS OPERATIONS, L.P.
(successor to the Ultramar Diamond Shamrock Logistics Business)
COMBINED STATEMENTS OF PARTNERS’ EQUITY/NET PARENT INVESTMENT
Six Months Ended December 31, 2000 and Six Months Ended June 30, 2000
(in thousands)

Balance as of January 1, 2000	$254,807
Net income	49,970
Net change in parent advances	(15,458)
Formalization of the terms of debt due to parent	(107,676)

Balance as of June 30, 2000	181,643
Net income	20,687
Partners’ contributions	1
Environmental liabilities as of June 30, 2000 retained by Ultramar Diamond Shamrock Corporation	2,507

Balance as of December 31, 2000	$204,838

VALERO L.P. AND SUBSIDIARIES
(formerly Shamrock Logistics, L.P. and Subsidiary)
CONSOLIDATED AND COMBINED STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2002 and 2001
(in thousands)

	Limited Partners			Net	Total
			General	Parent	Partners'
	Common	Subordinated	Partner	Investment	Equity

Combined balance as of January 1, 2001	$202,790	$—	$2,048	$—	$204,838
Net income applicable to the period January 1, 2001 through April 15, 2001	10,025	—	101	—	10,126
Distributions to affiliates of Ultramar Diamond Shamrock Corporation of net income applicable to the period July 1, 2000 through April 15, 2001	(28,710)	—	(290)	—	(29,000)
Distribution to affiliates of Ultramar Diamond Shamrock Corporation for reimbursement of capital expenditures of capital expenditures	(20,517)	—	—	—	(20,517)
Issuance of common and subordinated units for the contribution of Valero Logistics Operations’ limited partner interest	(113,141)	109,453	3,688	—	—
Sale of common units to the public	111,912	—	—	—	111,912
Net income applicable to the period from April 16, 2001 through December 31, 2001	17,516	17,516	715	—	35,747
Cash distributions to partners	(10,570)	(10,570)	(431)	—	(21,571)
Adjustment for the Wichita Falls Business transaction	—	—	—	50,631	50,631

Consolidated balance as of December 31, 2001	169,305	116,399	5,831	50,631	342,166
Net income	26,225	26,081	2,187	650	55,143
Cash distributions to partners	(25,585)	(25,438)	(1,820)	—	(52,843)
Adjustment resulting from the acquisition of the Wichita Falls Business on February 1, 2002	—	—	—	(51,281)	(51,281)
Other	710	—	—	—	710

Consolidated balance as of December 31, 2002	$170,655	$117,042	$6,198	$—	$293,895

See accompanying notes to consolidated and combined financial statements.

VALERO L.P. AND SUBSIDIARIES
(formerly Shamrock Logistics, L.P. and Subsidiary)
(successor to the Ultramar Diamond Shamrock Logistics Business)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Years Ended December 31, 2002 and 2001 and Six Months Ended
December 31, 2000 and Six Months Ended June 30, 2000

NOTE 1: Organization, Business and Basis of Presentation

Organization and Business

Valero L.P. (formerly Shamrock Logistics, L.P.), a Delaware limited partnership, through its wholly owned subsidiary, Valero Logistics Operations, L.P. (Valero Logistics) owns and operates most of the crude oil and refined product pipeline, terminalling and storage assets that service three of Valero Energy Corporation’s (Valero Energy) refineries. These refineries consist of the McKee and Three Rivers refineries located in Texas, and the Ardmore refinery located in Oklahoma. The pipeline, terminalling and storage assets provide for the transportation of crude oil and other feedstocks to the refineries and the transportation of refined products from the refineries to terminals or third-party pipelines for further distribution. The Partnership’s revenues are earned primarily from providing these services to Valero Energy (see Note 13: Related Party Transactions).

As used in this report, the term Partnership may refer, depending on the context, to Valero L.P., Valero Logistics, or both of them taken as a whole. Riverwalk Logistics, L.P., a wholly owned subsidiary of Valero Energy, is the 2% general partner of Valero L.P. Valero Energy, through various affiliates, is also a limited partner in Valero L.P., resulting in a combined ownership of 73.6%. The remaining 26.4% limited partnership interest is held by public unitholders.

Valero Energy is an independent refining and marketing company. Its operations consist of 12 refineries with a total throughput capacity of 1,900,000 barrels per day and an extensive network of company-operated and dealer-operated convenience stores. Valero Energy’s refining operations rely on various logistics assets (pipelines, terminals, marine dock facilities, bulk storage facilities, refinery delivery racks and rail car loading equipment) that support its refining and retail operations, including the logistics assets owned and operated by the Partnership. Valero Energy markets the refined products produced at the McKee, Three Rivers and Ardmore refineries primarily in Texas, Oklahoma, Colorado, New Mexico, Arizona and several mid-continent states through a network of company-operated and dealer-operated convenience stores, as well as through other wholesale and spot market sales and exchange agreements.

The Partnership’s Operations

The Partnership’s operations include interstate and intrastate pipelines, which are subject to extensive federal and state environmental and safety regulations. In addition, the tariff rates and practices under which the Partnership offers interstate and intrastate transportation services in its pipelines are subject to regulation by the Federal Energy Regulatory Commission (FERC), the Texas Railroad Commission or the Colorado Public Utility Commission, depending on the location of the pipeline. Tariff rates and practices for each pipeline are required to be filed with the respective commission upon completion of a pipeline and when a tariff rate is being revised. In addition, the regulations include annual reporting requirements for each pipeline.

The Partnership has an ownership interest in 9 crude oil pipelines with an aggregate length of approximately 783 miles and 19 refined product pipelines with an aggregate length of approximately 2,846 miles. In addition, the Partnership owns a 25-mile crude hydrogen pipeline. The Partnership operates all but three of the pipelines.

The Partnership also owns 5 crude oil storage facilities with a total storage capacity of 3,326,000 barrels and 12 refined product terminals (including the asphalt terminal acquired on January 7, 2003) with a total storage capacity of 3,192,000 barrels.

VALERO L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Basis of Presentation

Prior to July 1, 2000, the Partnership’s pipeline, terminalling and storage assets were owned and operated by Ultramar Diamond Shamrock Corporation (UDS), and such assets serviced the three refineries discussed above, which were also owned by UDS at that time. These assets and their related operations are referred to herein as the Ultramar Diamond Shamrock Logistics Business (predecessor). Effective July 1, 2000, UDS transferred the Ultramar Diamond Shamrock Logistics Business, along with certain liabilities, to Shamrock Logistics Operations, L.P. (Shamrock Logistics Operations), a wholly owned subsidiary of Shamrock Logistics, L.P. (Shamrock Logistics). Shamrock Logistics was wholly owned by UDS. On April 16, 2001, Shamrock Logistics closed on an initial public offering of its common units, which represented 26.4% of its outstanding partnership interests.

On May 7, 2001, Valero Energy announced that it had entered into an Agreement and Plan of Merger with UDS whereby UDS agreed to be acquired by Valero Energy for total consideration of approximately $4.3 billion and the assumption of approximately $2.0 billion of debt. The acquisition of UDS by Valero Energy became effective on December 31, 2001. This acquisition included the acquisition of UDS’s majority ownership interest in Shamrock Logistics. Effective January 1, 2002, Shamrock Logistics changed its name to Valero L.P., and Shamrock Logistics Operations changed its name to Valero Logistics.

On February 1, 2002, the Partnership acquired the Wichita Falls Crude Oil Pipeline and Storage Business (the Wichita Falls Business) from Valero Energy for $64,000,000.

The accompanying financial statements for the six months ended June 30, 2000, reflect the operations of the Ultramar Diamond Shamrock Logistics Business (the predecessor to Shamrock Logistics) as if it had existed as a single separate entity from UDS. The transfer of the Ultramar Diamond Shamrock Logistics Business to Shamrock Logistics Operations represented a reorganization of entities under common control and was recorded at historical cost. The consolidated and combined financial statements for the six months ended December 31, 2000, and for the years ended December 31, 2001 and 2002, represent the consolidated operations of Valero L.P., formerly known as Shamrock Logistics. The consolidated balance sheet as of December 31, 2001 has been restated to reflect the acquisition of the Wichita Falls Business because the Partnership and the Wichita Falls Business came under the common control of Valero Energy commencing on that date and thus, represented a reorganization of entities under common control. Similarly, the statements of income and cash flows for the year ended December 31, 2002 reflect the operations of the Wichita Falls Business for the entire year.

NOTE 2: Summary of Significant Accounting Policies

Consolidation: All interpartnership transactions have been eliminated in the consolidation of Valero L.P. and its subsidiaries. In addition, the operations of certain of the crude oil and refined product pipelines and refined product terminals that are jointly owned with other companies are proportionately consolidated in the accompanying financial statements.

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

VALERO L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

Impairment of Long-Lived Assets: Long-lived assets, including property, plant and equipment and the investment in Skelly-Belvieu Pipeline Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset. If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows.

Goodwill: Goodwill represents the excess of cost over the fair value of net assets acquired in 1997. The Partnership adopted Financial Accounting Standards Board (FASB) Statement No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002 resulting in the cessation of goodwill amortization beginning January 1, 2002. For the years ended December 31, 2001 and 2000, goodwill amortization expense totaled $299,000 and $301,000, respectively, or approximately $0.02 per unit per year, assuming 19,198,644 common and subordinated units outstanding. In addition to the cessation of amortization, Statement No. 142 requires that goodwill be tested initially upon adoption and annually thereafter to determine whether an impairment has occurred. An impairment occurs when the carrying amount exceeds the fair value of the recognized goodwill asset. If impairment has occurred, the difference between the carrying value and the fair value is recognized as a loss in the statement of income in that period. Based on the results of the impairment tests performed upon initial adoption of Statement No. 142 as of January 1, 2002, and the annual impairment test performed as of October 1, 2002, no impairment had occurred.

Investment in Skelly-Belvieu Pipeline Company, LLC: Formed in 1993, the Skelly-Belvieu Pipeline Company, LLC (Skelly-Belvieu Pipeline Company) owns a natural gas liquids pipeline that begins in Skellytown, Texas and extends to Mont Belvieu, Texas near Houston. Skelly-Belvieu Pipeline Company is owned 50% by Valero Logistics and 50% by ConocoPhillips (previously Phillips Petroleum Company). The Partnership accounts for this investment under the equity method of accounting (see Note 6: Investment in Skelly-Belvieu Pipeline Company).

Deferred Financing Costs: Deferred financing costs are amortized using the effective interest method.

Environmental Remediation Costs: Environmental remediation costs are expensed and an associated accrual established when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Accrued liabilities are not discounted to present value and are not reduced by possible recoveries from third parties; however, they are net of any recoveries expected from Valero Energy related to the environmental indemnifications. Environmental costs include initial site surveys, costs for remediation and restoration and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods.

Revenue Recognition: Revenues are derived from interstate and intrastate pipeline transportation, storage and terminalling of refined products and crude oil. Transportation revenues (based on pipeline tariff rates) are recognized as refined product or crude oil is transported through the pipelines. In the case of crude oil pipelines, the cost of the storage operations are included in the crude oil pipeline tariff rates. Terminalling revenues (based on a terminalling fee) are recognized as refined products are moved into the terminal and as additives are blended with refined products (see Note 13: Related Party Transactions).

VALERO L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Operating Expenses: Operating expenses consist primarily of fuel and power costs, telecommunication costs, labor costs of pipeline field and support personnel, maintenance, utilities, insurance and taxes other than income taxes. Such expenses are recognized as incurred (see Note 13: Related Party Transactions).

Federal and State Income Taxes: Valero L.P. and Valero Logistics are limited partnerships and are not subject to federal or state income taxes. Accordingly, the taxable income or loss of Valero L.P. and Valero Logistics, which may vary substantially from income or loss reported for financial reporting purposes, is generally includable in the federal and state income tax returns of the individual partners. For transfers of publicly held units subsequent to the initial public offering, Valero L.P. has made an election permitted by section 754 of the Internal Revenue Code to adjust the common unit purchaser’s tax basis in Valero L.P.’s underlying assets to reflect the purchase price of the units. This results in an allocation of taxable income and expense to the purchaser of the common units, including depreciation deductions and gains and losses on sales of assets, based upon the new unitholder’s purchase price for the common units.

The Wichita Falls Business was included in UDS’ (now Valero Energy’s) consolidated federal and state income tax returns. Deferred income taxes were computed based on recognition of future tax expense or benefits, measured by enacted tax rates that were attributable to taxable or deductible temporary differences between financial statement and income tax reporting bases of assets and liabilities. No recognition will be given to federal or state income taxes associated with the Wichita Falls Business for financial statement purposes for periods subsequent to its acquisition by Valero L.P. The deferred income tax liabilities related to the Wichita Falls Business as of February 1, 2002 were retained by Valero Energy and were credited to net parent investment upon the transfer of the Wichita Falls Business to Valero L.P.

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

Partners’ Equity: Effective April 16, 2001, Valero L.P. completed its initial public offering of common units by selling 5,175,000 common units to the public. After the offering, outstanding partners’ equity included 9,599,322 common units (4,424,322 of which are held by an affiliate of Valero Energy), 9,599,322 subordinated units held by an affiliate of Valero Energy and a 2% general partner interest held by Riverwalk Logistics, L.P. In addition, Valero GP, LLC, the general partner of Riverwalk Logistics, L.P. and an affiliate of Valero Energy, holds 55,250 common units to settle awards of contractual rights to receive common units previously issued to officers and directors of Valero GP, LLC. The common units held by the public represent a 26.4% ownership interest in the Partnership as of December 31, 2002.

Net Parent Investment: The net parent investment as of December 31, 2001 represents the historical cost to Valero Energy, net of deferred income tax liabilities and certain other accrued liabilities, related to the Wichita Falls Business. The Wichita Falls Business was consolidated with the Partnership as of December 31, 2001 due to a reorganization of entities under common control resulting from the acquisition of the Wichita Falls Business by the Partnership (see Note 1: Organization, Business and Basis of Presentation).

The net parent investment prior to July 1, 2000, represented a net balance as the result of various transactions between the Ultramar Diamond Shamrock Logistics Business and UDS. There were no terms of settlement or interest charges associated with this balance. The balance was the result of the Ultramar Diamond Shamrock Logistics Business’ participation in UDS’s central cash management program, wherein all of the Ultramar Diamond Shamrock Logistics Business’ cash receipts were remitted to UDS and all cash disbursements were funded by UDS. Other transactions included intercompany transportation, storage and terminalling revenues and related expenses, administrative and support expenses incurred by UDS and allocated to the Ultramar Diamond Shamrock Logistics Business, and income taxes. In conjunction with the

VALERO L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

transfer of the assets and liabilities of the Ultramar Diamond Shamrock Logistics Business to Shamrock Logistics Operations on July 1, 2000, Shamrock Logistics and Shamrock Logistics Operations issued limited and general partner interests to various UDS subsidiaries (see Note 1: Organization, Business and Basis of Presentation).

Income Allocation: The Partnership’s net income for each quarterly reporting period is first allocated to the general partner in an amount equal to the general partner’s incentive distribution declared for the respective reporting period. The remaining net income is allocated among the limited and general partners in accordance with their respective 98% and 2% interests, respectively.

Net Income per Unit Applicable to Limited Partners: The computation of basic net income per unit applicable to limited partners is based on the weighted-average number of common and subordinated units outstanding during the year. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding. The general partner’s incentive distribution allocation for the year ended December 31, 2002 was $1,103,000 and there were no incentive distributions for the period April 16 through December 31, 2001. In addition, the Partnership generated sufficient net income such that the amount of net income allocated to common units was equal to the amount allocated to the subordinated units.

Segment Disclosures: The Partnership operates in only one segment, the petroleum pipeline segment of the oil and gas industry.

Derivative Instruments: The Partnership currently does not hold or trade derivative instruments.

Recent Accounting Pronouncement

In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” This statement establishes standards for accounting for an obligation associated with the retirement of a tangible long-lived asset. An asset retirement obligation should be recognized in the financial statements in the period in which it meets the definition of a liability as defined in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The amount of the liability would initially be measured at fair value. Subsequent to initial measurement, an entity would recognize changes in the amount of the liability resulting from (a) the passage of time and (b) revisions to either the timing or amount of estimated cash flows. Statement No. 143 also establishes standards for accounting for the cost associated with an asset retirement obligation. It requires that, upon initial recognition of a liability for an asset retirement obligation, an entity capitalize that cost by recognizing an increase in the carrying amount of the related long-lived asset. The capitalized asset retirement cost would then be allocated to expense using a systematic and rational method. Statement No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Partnership is currently evaluating the impact of adopting this new statement, however, at the present time does not believe it will have a material impact on its financial or results of operations.

NOTE 3: Initial Public Offering

As discussed in Note 1, on April 16, 2001, Shamrock Logistics completed its initial public offering of common units, by selling 5,175,000 common units to the public at $24.50 per unit. Total proceeds before offering costs and underwriters’ commissions were $126,787,000. Concurrent with the closing of the initial public offering, Shamrock Logistics Operations borrowed $20,506,000 under its existing revolving credit facility. The net proceeds from the initial public offering and the borrowings under the revolving credit facility were used to repay the debt due to parent, make a distribution to affiliates of UDS for reimbursement of previous capital expenditures incurred with respect to the assets transferred to the Partnership, and for working capital purposes.

VALERO L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

A summary of the proceeds received and use of proceeds is as follows (in thousands):

Proceeds received:
Sale of common units to the public	$126,787
Borrowings under the revolving credit facility	20,506

Total proceeds	147,293

Use of proceeds:
Underwriters’ commissions	8,875
Professional fees and other costs	6,000
Debt issuance costs	436
Repayment of debt due to parent	107,676
Reimbursement of capital expenditures	20,517

Total use of proceeds	143,504

Net proceeds used for working capital and general partnership purposes	$3,789

NOTE 4: Acquisitions

Business Acquisition - Wichita Falls Business

On February 1, 2002, the Partnership acquired the Wichita Falls Business from Valero Energy for a total cost of $64,000,000, which the Partnership had an option to purchase pursuant to the Omnibus Agreement between the Partnership and Valero Energy (see Note 13: Related Party Transaction – Omnibus Agreement). The purchase price was funded with borrowings under the Partnership’s revolving credit facility.

The Wichita Falls Business consists of the following assets:

•	A 272-mile crude oil pipeline originating in Wichita Falls, Texas and ending at Valero Energy’s McKee refinery in Dumas, Texas. The pipeline has the capacity to transport 110,000 barrels per day of crude oil gathered or acquired by Valero Energy at Wichita Falls. The Wichita Falls crude oil pipeline connects to third party pipelines that originate along the Texas Gulf Coast.

•	Four crude oil storage tanks located in Wichita Falls, Texas with a total capacity of 660,000 barrels.

Since the acquisition of the Wichita Falls Business represented the transfer of a business between entities under the common control of Valero Energy, the consolidated balance sheet as of December 31, 2001 and the statements of income and cash flows for the month ended January 31, 2002 (preceding the acquisition date) have been restated to include the Wichita Falls Business. The balance sheet of the Wichita Falls Business as of December 31, 2001, which is included in the consolidated balance sheet of the Partnership as of December 31, 2001, is summarized below, as well as, a reconciliation to the adjustment recorded when the acquisition was consummated on February 1, 2002.

Wichita Falls
Business

(in thousands)
Balance Sheet as of December 31, 2001:
Property, plant and equipment	$64,160
Accounts payable and accrued liabilities	(131)
Taxes other than income taxes	(251)
Deferred income tax liabilities	(13,147)

Net parent investment as of December 31, 2001	50,631
Net income for the month ended January 31, 2002	650

Adjustment resulting from the acquisition of the Wichita Falls Business on February 1, 2002	$51,281

VALERO L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma financial information for the year ended December 31, 2001 assumes that the Wichita Falls Business was acquired on January 1, 2001 with borrowings under the revolving credit facility.

Pro Forma
Year Ended
December 31, 2001

(in thousands)
Pro Forma Income Statement Information:
Revenues	$117,312
Total costs and expenses	(59,993)
Operating income	57,319
Net income	53,686

Since Shamrock Logistics did not complete its IPO until April 16, 2001, pro forma net income applicable to the period from April 16, 2001 through December 31, 2001 would have been $41,844,000, of which $41,007,000 would have related to the limited partners. Pro forma net income per unit applicable to the period after April 15, 2001 would have been $2.14 per unit.

Asset Acquisitions

Crude Hydrogen Pipeline Acquisition

In May of 2002, Valero Energy completed the construction of a 30-mile pure hydrogen pipeline, which originates at Valero Energy’s Texas City refinery and ends at Praxair, Inc.’s La Porte, Texas plant. The total cost to construct the pipeline was $11,000,000.

On May 29, 2002, the Partnership acquired the 30-mile pure hydrogen pipeline from Valero Energy for $11,000,000, which was funded with borrowings under the Partnership’s revolving credit facility. The Partnership then exchanged, on May 29, 2002, this 30-mile pure hydrogen pipeline for Praxair, Inc.’s 25-mile crude hydrogen pipeline, which originates at BOC’s (successor to Celanese Ltd.) chemical facility in Clear Lake, Texas and ends at Valero Energy’s Texas City refinery in Texas City, Texas, under an exchange agreement previously negotiated between Valero Energy and Praxair, Inc. In conjunction with the exchange, the Partnership entered into an operating agreement with Praxair, Inc. whereby Praxair, Inc. will operate the pipeline for an annual fee of $92,000, plus reimbursement of repair, replacement and relocation costs.

Valero Energy owns the crude hydrogen transported in the pipeline, and the transportation services provided by the Partnership to Valero Energy are subject to a hydrogen tolling agreement. The hydrogen tolling agreement provides that Valero Energy will pay the Partnership minimum annual revenues of $1,400,000 for transporting crude hydrogen.

Southlake Refined Product Terminal and Ringgold Crude Oil Storage Facility Acquisitions

On July 2, 2001, the Partnership acquired the Southlake refined product terminal located in Dallas, Texas from UDS for $5,600,000, which was funded with available cash on hand. On December 1, 2001, the Partnership acquired the crude oil storage facility at Ringgold, Texas from UDS for $5,200,000, which was funded with borrowings under the revolving credit facility. The Partnership had options to purchase both of these assets pursuant to the Omnibus Agreement between the Partnership and UDS.

VALERO L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

NOTE 5: Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following:

	Estimated	December 31,
	Useful
	Lives	2002	2001

	(years)	(in thousands)
Land	–	$820	$820
Land improvements	20	68	68
Buildings	35	5,647	5,392
Pipeline and equipment	3 – 40	442,681	427,227
Rights of way	20 – 35	29,860	29,857
Construction in progress	–	7,863	7,037

Total		486,939	470,401
Accumulated depreciation and amortization		(137,663)	(121,389)

Property, plant and equipment, net		$349,276	$349,012

Capitalized interest costs included in property, plant and equipment were $255,000 and $298,000 for the years ended December 31, 2002 and 2001, respectively. No interest was capitalized in the six months ended December 31, 2000 or in the six months ended June 30, 2000.

NOTE 6: Investment in Skelly-Belvieu Pipeline Company

The Partnership owns a 50% interest in Skelly-Belvieu Pipeline Company, which is accounted for under the equity method. The following presents summarized unaudited financial information related to Skelly-Belvieu Pipeline Company as of December 31, 2002 and 2001, for the years ended December 31, 2002 and 2001 and for the six months ended December 31, 2000 and the six months ended June 30, 2000:

			Six Months Ended
	Years Ended December 31,
			December 31,	June 30,
	2002	2001	2000	2000

	(in thousands)
Statement of Income Information:
Revenues	$12,849	$12,287	$6,883	$6,902
Income before income tax expense	5,605	5,587	3,517	3,469
The Partnership’s share of net income	3,188	3,179	1,951	1,926
The Partnership’s share of distributions	3,590	2,874	2,352	2,306

	December 31,

	2002	2001

	(in thousands)
Balance Sheet Information:
Current assets	$1,572	$1,653
Property, plant and equipment, net	48,739	50,195

Total assets	$50,311	$51,848

Current liabilities	$150	$111
Members’ equity	50,161	51,737

Total liabilities and members’ equity	$50,311	$51,848

VALERO L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The excess of the Partnership’s 50% share of members’ equity over the carrying value of its investment is attributable to the step-up in basis to fair value of the initial contribution to Skelly-Belvieu Pipeline Company. This excess, which totaled $8,990,000 as of December 31, 2002 and $9,376,000 as of December 31, 2001, is being accreted into income over 33 years.

NOTE 7: Long-term Debt

Long-term debt consisted of the following:

	December 31,

	2002	2001

	(in thousands)
6.875% senior notes, net of unamortized discount of $300	$99,700	$—
Port Authority of Corpus Christi note payable	9,958	10,122
$120,000,000 revolving credit facility	—	16,000

Total debt	109,658	26,122
Less current portion	(747)	(462)

Long-term debt, less current portion	$108,911	$25,660

The long-term debt repayments are due as follows (in thousands):

2003	$747
2004	485
2005	524
2006	566
2007	611
Thereafter	106,725

Total repayments	$109,658

Interest payments, excluding related party interest payments, totaled $1,988,000, $1,559,000, $441,000 and $433,000 for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000 and the six months ended June 30, 2000, respectively.

Valero L.P. has no operations and its only asset is its investment in Valero Logistics, which owns and operates the Partnership’s pipelines and terminals. Valero L.P. has fully and unconditionally guaranteed the senior notes issued by Valero Logistics and any obligations under Valero Logistics’ revolving credit facility.

6.875% Senior Notes

On July 15, 2002, Valero Logistics completed the sale of $100,000,000 of 6.875% senior notes due 2012, issued under the Partnership’s shelf registration statement, for total proceeds of $99,686,000. The net proceeds of $98,207,000, after deducting underwriters’ commissions and offering expenses of $1,479,000, were used to repay the $91,000,000 outstanding under the revolving credit facility. The senior notes do not have sinking fund requirements. Interest on the senior notes is payable semiannually in arrears on January 15 and July 15 of each year.

The senior notes rank equally with all other existing senior unsecured indebtedness of Valero Logistics, including indebtedness under the revolving credit facility. The senior notes contain restrictions on Valero Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit Valero Logistics’ ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions. The senior notes are irrevocably and unconditionally guaranteed on a senior unsecured basis by Valero L.P. The guarantee by Valero L.P. ranks equally with all of its existing and future unsecured senior obligations.

VALERO L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

At the option of Valero Logistics, the senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. The senior notes also include a change-in-control provision, which requires that an investment grade entity own and control the general partner of Valero L.P. and Valero Logistics. Otherwise Valero Logistics must offer to purchase the senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase.

$120,000,000 Revolving Credit Facility

On December 15, 2000, Valero Logistics (formerly Shamrock Logistics Operations) entered into a five-year $120,000,000 revolving credit facility. The revolving credit facility expires on January 15, 2006 and borrowings under the revolving credit facility bear interest based on either an alternative base rate or LIBOR at the option of Valero Logistics. Valero Logistics also incurs a facility fee on the aggregate commitments of lenders under the revolving credit facility, whether used or unused. Borrowings under the revolving credit facility may be used for working capital and general partnership purposes. Borrowings to fund distributions to unitholders, however, is limited to $25,000,000 and such borrowings must be reduced to zero for a period of at least 15 consecutive days during each fiscal year. The amounts available to the Partnership under the revolving credit facility are not subject to a borrowing base computation; therefore as of December 31, 2002, the entire $120,000,000 was available.

Borrowings under the revolving credit facility are unsecured and rank equally with all of Valero Logistics’ outstanding unsecured and unsubordinated debt. The revolving credit facility requires that Valero Logistics maintain certain financial ratios and includes other restrictive covenants, including a prohibition on distributions by Valero Logistics if any default, as defined in the revolving credit facility, exists or would result from the distribution. The revolving credit facility also includes a change-in-control provision, which requires that Valero Energy and its affiliates own, directly or indirectly, at least 20% of Valero L.P.’s outstanding units or at least 100% of Valero L.P.’s general partner interest and 100% of Valero Logistics’ outstanding equity. Management believes that the Partnership is in compliance with all of these ratios and covenants.

See Note 17: Subsequent Events – Amended Revolving Credit Facility for a discussion of an amendment to this revolving credit facility finalized in March of 2003.

Port Authority of Corpus Christi Note Payable

The Ultramar Diamond Shamrock Logistics Business previously entered into a financing agreement with the Port of Corpus Christi Authority of Nueces County, Texas (Port Authority of Corpus Christi) for the construction of a crude oil storage facility. The original note totaled $12,000,000 and is due in annual installments of $1,222,000 through December 31, 2015. Interest on the unpaid principal balance accrues at a rate of 8% per annum. In conjunction with the July 1, 2000 transfer of assets and liabilities to the Partnership, the $10,818,000 outstanding indebtedness owed to the Port Authority of Corpus Christi was assumed by the Partnership. The land on which the crude oil storage facility was constructed is leased from the Port Authority of Corpus Christi (see Note 10: Commitments and Contingencies).

Shelf Registration Statement

On June 6, 2002, Valero L.P. and Valero Logistics filed a $500,000,000 universal shelf registration statement with the Securities and Exchange Commission covering the issuance of an unspecified amount of common units or debt securities or a combination thereof. Valero L.P. may, in one or more offerings, offer and sell common units representing limited partner interests in Valero L.P. Valero Logistics may, in one or more offerings, offer and sell its debt securities, which will be fully and unconditionally guaranteed by Valero L.P. As a result of the July 2002 senior note offering by Valero Logistics, the remaining balance under the universal shelf registration statement is $400,000,000 as of December 31, 2002.

VALERO L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

NOTE 8: Debt due to Parent

UDS, through various subsidiaries, constructed or acquired the various crude oil and refined product pipeline, terminalling and storage assets of the Ultramar Diamond Shamrock Logistics Business. In conjunction with the initial public offering of common units of Shamrock Logistics, the subsidiaries of UDS which owned the various assets of the Ultramar Diamond Shamrock Logistics Business formalized the terms under which certain intercompany accounts and working capital loans would be settled by executing promissory notes with an aggregate principal balance of $107,676,000, and this was made effective as of June 30, 2000. The promissory notes required that the principal be repaid no later than June 30, 2005 and bear interest at a rate of 8% per annum on the unpaid balance. Effective July 1, 2000, the $107,676,000 of debt due to parent was assumed by Shamrock Logistics Operations. Interest expense accrued and recorded as a reduction of receivable from parent totaled $4,307,000 for the six months ended December 31, 2000 and $2,513,000 for the period from January 1, 2001 through April 15, 2001.

Concurrent with the closing of Shamrock Logistics’ initial public offering on April 16, 2001, the Partnership repaid these promissory notes using a portion of the net proceeds from the initial public offering and borrowings under the $120,000,000 revolving credit facility (see Note 3: Initial Public Offering).

NOTE 9: Environmental Matters

The Partnership’s operations are subject to extensive federal, state and local environmental laws and regulations. Although the Partnership believes its operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in pipeline, terminalling and storage operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs and liabilities. Accordingly, the Partnership has adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health and the handling, storage, use and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. However, some risk of environmental or other damage is inherent in pipeline, terminalling and storage operations, as it is with other entities engaged in similar businesses.

In connection with the transfer of assets and liabilities from the Ultramar Diamond Shamrock Logistics Business to Shamrock Logistics Operations on July 1, 2000, UDS agreed to indemnify Shamrock Logistics Operations for environmental liabilities that arose prior to July 1, 2000. In connection with the initial public offering of Shamrock Logistics, UDS agreed to indemnify Shamrock Logistics for environmental liabilities that arose prior to April 16, 2001 and that are discovered within 10 years after April 16, 2001. In conjunction with the acquisitions of the Southlake refined product terminal on July 2, 2001 and the Ringgold crude oil storage facility on December 1, 2001, UDS agreed to indemnify the Partnership for environmental liabilities that arose prior to the acquisition dates and are discovered within 10 years after acquisition. Excluded from this indemnification are liabilities that result from a change in environmental law after April 16, 2001. Effective with the acquisition of UDS, Valero Energy has assumed these environmental indemnifications. In addition, as an operator or owner of the assets, the Partnership could be held liable for pre-acquisition environmental damage should Valero Energy be unable to fulfill its obligation. However, the Partnership believes that such a situation is remote given Valero Energy’s financial condition.

In conjunction with the sale of the Wichita Falls Business to the Partnership, Valero Energy agreed to indemnify the Partnership for any environmental liabilities that arose prior to February 1, 2002 and that are discovered by April 15, 2011.

VALERO L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Environmental exposures and liabilities are difficult to assess and estimate due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of the Partnership’s liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental laws and regulations may change in the future. Although environmental costs may have a significant impact on the results of operations for any single period, the Partnership believes that such costs will not have a material adverse effect on its financial position. As of December 31, 2002, the Partnership has not incurred any material environmental liabilities that were not covered by the environmental indemnifications.

NOTE 10: Commitments and Contingencies

The Ultramar Diamond Shamrock Logistics Business previously entered into several agreements with the Port Authority of Corpus Christi including a crude oil dock user agreement, a land lease agreement and a note agreement. The crude oil dock user agreement, which renews annually in May, allows the Partnership to operate and manage a crude oil dock in Corpus Christi. The Partnership shares use of the crude oil dock with two other users, and operating costs are split evenly among the three users. The crude oil dock user agreement requires that the Partnership collect wharfage fees, based on the quantity of barrels offloaded from each vessel, and dockage fees, based on vessels berthing at the dock. These fees are remitted to the Port Authority of Corpus Christi monthly. The wharfage and one-half of the dockage fees that the Partnership pays for the use of the crude oil dock reduces the annual amount it owes to the Port Authority of Corpus Christi under the note agreement discussed in Note 7: Long Term Debt. The wharfage and dockage fees for the Partnership’s use of the crude oil dock totaled $1,092,000, $1,449,000, $692,000 and $698,000 for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000 and the six months ended June 30, 2000, respectively.

The Ultramar Diamond Shamrock Logistics Business previously entered into a refined product dock user agreement, which renews annually in April, with the Port Authority of Corpus Christi to use a refined product dock. The Partnership shares use of the refined product dock with one other user, and operating costs are split evenly between the two users. The refined product dock user agreement requires that the Partnership collect and remit the wharfage and dockage fees to the Port Authority of Corpus Christi. The wharfage and dockage fees for the Partnership’s use of the refined product dock totaled $174,000, $166,000, $86,000 and $114,000 for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000 and the six months ended June 30, 2000, respectively.

The crude oil and the refined product docks provide Valero Energy’s Three Rivers refinery access to marine facilities to receive crude oil and deliver refined products. For the years ended December 31, 2002, 2001 and 2000, the Three Rivers refinery received 86%, 92% and 93%, respectively, of its crude oil requirements from crude oil received at the crude oil dock. Also, for each of the years ended December 31, 2002, 2001 and 2000, 6% of the refined products produced at the Three Rivers refinery were transported via pipeline to the Corpus Christi refined product dock.

The Partnership has the following land leases related to refined product terminals and crude oil storage facilities:

•	Corpus Christi crude oil storage facility: a 20-year noncancellable operating lease on 31.35 acres of land through 2014, at which time the lease is renewable every five years, for a total of 20 renewable years.

•	Corpus Christi refined product terminal: a 5-year noncancellable operating lease on 5.21 acres of land through 2006, and a 5-year noncancellable operating lease on 8.42 acres of land through 2007, at which time the agreements are renewable for at least two five-year periods.

•	Harlingen refined product terminal: a 13-year noncancellable operating lease on 5.88 acres of land through 2008, and a 30-year noncancellable operating lease on 9.04 acres of land through 2008.

•	Colorado Springs airport terminal: a 50-year noncancellable operating lease on 46.26 acres of land through 2043, at which time the lease is renewable for another 50-year period.

All of the Partnership’s land leases, including the above leases, require monthly payments totaling $19,000 and are adjustable every five years based on changes in the Consumer Price Index.

VALERO L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

In addition, the Partnership leases certain equipment and vehicles under operating lease agreements expiring through 2003. Future minimum rental payments applicable to noncancellable operating leases as of December 31, 2002, are as follows (in thousands):

2003	$227
2004	226
2005	226
2006	212
2007	186
Thereafter	1,422

Future minimum lease payments	$2,499

Rental expense for all operating leases totaled $326,000, $281,000, $53,000 and $203,000 for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000 and the six months ended June 30, 2000, respectively.

The Partnership is involved in various lawsuits, claims and regulatory proceedings incidental to its business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Partnership’s financial position or results of operations.

NOTE 11: Income Taxes

As discussed in “Note 2: Summary of Significant Accounting Policies,” Valero L.P. and Valero Logistics are limited partnerships and are not subject to federal or state income taxes. However, the operations of the Ultramar Diamond Shamrock Logistics Business were subject to federal and state income taxes and the results of operations prior to July 1, 2000 were included in UDS’ consolidated federal and state income tax returns. The amounts presented below relate only to the Ultramar Diamond Shamrock Logistics Business prior to July 1, 2000 and were calculated as if the Business filed a separate federal and state income tax return. The transfer of assets and liabilities from the Ultramar Diamond Shamrock Logistics Business to Shamrock Logistics Operations was deemed a change in tax status. Accordingly, the deferred income tax liability as of June 30, 2000 of $38,217,000 was written off through the statement of income in the caption, income tax expense (benefit).

Income tax expense (benefit) consisted of the following:

Six Months
Ended June 30,
2000

(in thousands)
Current:
Federal	$5,132
State	733
Deferred:
Federal	1,415
State	125
Write-off of the deferred income tax liability	(38,217)

Income tax expense (benefit)	$(30,812)

VALERO L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The differences between the Ultramar Diamond Shamrock Logistics Business’ effective income tax rate and the U.S. federal statutory rate is reconciled as follows:

Six Months
Ended June 30,
2000

U.S. federal statutory rate	35.0%
State income taxes, net of federal taxes	3.1
Non-deductible goodwill	0.3

Effective income tax rate	38.4%

Income taxes paid to UDS totaled $5,865,000 for the six months ended June 30, 2000.

In addition, the Wichita Falls Business was subject to federal and state income taxes prior to its acquisition on February 1, 2002. The $395,000 of income tax expense included in the consolidated statement of income for the year ended December 31, 2002 represents the Wichita Falls Business’ income tax expense for the month ended January 31, 2002, which was calculated as if the Business filed a separate federal and state income tax return.

NOTE 12: Financial Instruments and Concentration of Credit Risk

The estimated fair value of the Partnership’s fixed rate debt as of December 31, 2002 and 2001 was $109,922,000 and $11,240,000, respectively, as compared to the carrying value of $109,658,000 and $10,122,000, respectively. These fair values were estimated using discounted cash flow analysis, based on the Partnership’s current incremental borrowing rates for similar types of borrowing arrangements. The Partnership has not utilized derivative financial instruments related to these borrowings. Interest rates on borrowings under the revolving credit facility float with market rates and thus the carrying amount approximates fair value.

Substantially all of the Partnership’s revenues are derived from Valero Energy and its subsidiaries. Valero Energy transports crude oil to three of its refineries using the Partnership’s various crude oil pipelines and storage facilities and transports refined products to its company-owned retail operations or wholesale customers using the Partnership’s various refined product pipelines and terminals. Valero Energy and its subsidiaries are investment grade customers; therefore, the Partnership does not believe that the trade receivable from Valero Energy represents a significant credit risk. However, the concentration of business with Valero Energy, which is a large refining and retail marketing company, has the potential to impact the Partnership’s overall exposure, both positively and negatively, to changes in the refining and marketing industry.

NOTE 13: Related Party Transactions

The Partnership has related party transactions with Valero Energy for pipeline tariff and terminalling fee revenues, certain employee costs, insurance costs, administrative costs and interest expense (for the period from July 1, 2000 through April 15, 2001) on the debt due to parent. The receivable from parent as of December 31, 2002 and 2001 represents the net amount due from Valero Energy for these related party transactions and the net cash collected under Valero Energy’s centralized cash management program on the Partnership’s behalf.

VALERO L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table summarizes transactions with Valero Energy:

			Six Months Ended
	Years Ended December 31,
			December 31,	June 30,
	2002	2001	2000	2000

	(in thousands)
Revenues	$117,804	$98,166	$47,210	$44,187
Operating expenses	13,795	11,452	5,718	5,393
General and administrative expenses	5,921	5,200	2,600	2,839
Interest expense on debt due to parent	—	2,513	4,307	—

Services Agreement

Effective July 1, 2000, UDS entered into a Services Agreement with the Partnership, whereby UDS agreed to provide the corporate functions of legal, accounting, treasury, engineering, information technology and other services for an annual fee of $5,200,000 for a period of eight years. The $5,200,000 is adjustable annually based on the Consumer Price Index published by the U.S. Department of Labor, and may also be adjusted to take into account additional service levels necessitated by the acquisition or construction of additional assets. Concurrent with the acquisition of UDS by Valero Energy, Valero Energy became the obligor under the Services Agreement. Management believes that the $5,200,000 is a reasonable approximation of the general and administrative costs related to the pipeline, terminalling and storage operations. This annual fee is in addition to the incremental general and administrative costs to be incurred from third parties for services Valero Energy does not provide under the Services Agreement (see Note 14: Employee Benefit Plans).

The Services Agreement also requires that the Partnership reimburse Valero Energy for various recurring costs of employees who work exclusively within the pipeline, terminalling and storage operations and for certain other costs incurred by Valero Energy relating solely to the Partnership. These employee costs include salary, wage and benefit costs.

Prior to July 1, 2000, UDS allocated approximately 5% of its general and administrative expenses incurred in the United States to its pipeline, terminalling and storage operations to cover costs of centralized corporate functions and other corporate services. A portion of the allocated general and administrative costs is passed on to third parties, which jointly own certain pipelines and terminals with the Partnership. The net amount of general and administrative costs allocated to partners of jointly owned pipelines totaled $661,000, $581,000, $251,000 and $249,000 for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000 and the six months ended June 30, 2000, respectively.

Pipelines and Terminals Usage Agreement

On April 16, 2001, UDS entered into a Pipelines and Terminals Usage Agreement with the Partnership, whereby UDS agreed to use the Partnership’s pipelines to transport at least 75% of the crude oil shipped to and at least 75% of the refined products shipped from Valero Energy’s McKee, Three Rivers and Ardmore refineries and to use the Partnership’s refined product terminals for terminalling services for at least 50% of all refined products shipped from these refineries until at least April of 2008. Valero Energy also assumed the obligation under the Pipelines and Terminals Usage Agreement in connection with the acquisition of UDS by Valero Energy. For the year ended December 31, 2002, Valero Energy used the Partnership’s pipelines to transport 97% of its crude oil shipped to and 80% of the refined products shipped from the McKee, Three Rivers and Ardmore refineries, and Valero Energy used the Partnership’s terminalling services for 59% of all refined products shipped from these refineries.

VALERO L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

If market conditions change with respect to the transportation of crude oil or refined products, or to the end markets in which Valero Energy sells refined products, in a material manner such that Valero Energy would suffer a material adverse effect if it were to continue to use the Partnership’s pipelines and terminals at the required levels, Valero Energy’s obligation to the Partnership will be suspended during the period of the change in market conditions to the extent required to avoid the material adverse effect.

Omnibus Agreement

The Omnibus Agreement governs potential competition between Valero Energy and the Partnership. Under the Omnibus Agreement, Valero Energy has agreed, and will cause its controlled affiliates to agree, for so long as Valero Energy controls the general partner, not to engage in the business of transporting crude oil and other feedstocks or refined products, including petrochemicals, or operating crude oil storage facilities or refined product terminalling assets in the United States. This restriction does not apply to:

•	any business retained by UDS (and now part of Valero Energy) as of April 16, 2001, the closing of the Partnership’s initial public offering, or any business owned by Valero Energy at the date of its acquisition of UDS on December 31, 2001;

•	any business with a fair market value of less than $10 million;

•	any business acquired by Valero Energy in the future that constitutes less than 50% of the fair market value of a larger acquisition, provided the Partnership has been offered and declined the opportunity to purchase the business; and

•	any newly constructed pipeline, terminalling or storage assets that the Partnership has not offered to purchase at fair market value within one year of construction.

Also under the Omnibus Agreement, Valero Energy has agreed to indemnify the Partnership for environmental liabilities related to the assets transferred to the Partnership in connection with the Partnership’s initial public offering, provided that such liabilities arose prior to and are discovered within 10 years after that date (excluding liabilities resulting from a change in law after April 16, 2001).

NOTE 14: Employee Benefit Plans

The Partnership, which has no employees, relies on employees of Valero Energy and its affiliates to provide the necessary services to operate the Partnership’s assets. The Valero Energy employees who operate the Partnership’s assets are included in the various employee benefit plans of Valero Energy and its affiliates. These plans include qualified, non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, long-term incentive plans (i.e. unit options and bonuses) and other such benefits.

The Partnership’s share of allocated Valero Energy employee benefit plan expenses, excluding the compensation expense related to the contractual rights to receive common units, was $1,698,000, $1,346,000, $662,000 and $702,000 for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000 and the six months ended June 30, 2000, respectively. These employee benefit plan expenses are included in operating expenses with the related payroll costs.

Long-Term Incentive Plan

The Board of Directors of Valero GP, LLC, a wholly owned subsidiary of Valero Energy and the general partner of Riverwalk Logistics, L.P., previously adopted the “2000 Long-Term Incentive Plan” (the LTIP) under which Valero GP, LLC may award up to 250,000 common units to certain key employees of Valero Energy’s affiliates providing services to Valero L.P. and to directors and officers of Valero GP, LLC. Awards under the LTIP can include unit options, restricted common units, distribution equivalent rights (DERs), contractual rights to receive common units, etc.

VALERO L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Under the LTIP, in July of 2001, Valero GP, LLC granted 205 restricted common units and DERs to each of its then two outside directors. The restricted common units were to vest at the end of a three-year period and be paid in cash. The DERs were to accumulate equivalent distributions that other Valero L.P. unitholders receive over the vesting period. For the year ended December 31, 2001, the Partnership recognized $2,000 of compensation expense associated with these restricted common units and DERs, which is included in other long-term liabilities as of December 31, 2001. As a result of the change in control related to Valero Energy’s acquisition of UDS on December 31, 2001, the restricted common units vested and the accrued amounts were paid to the directors.

In January of 2002, under the LTIP, Valero GP, LLC granted 55,250 contractual rights to receive common units and DERs to its officers, certain employees of its affiliates and its outside directors. In conjunction with the grant of contractual rights to receive common units under the LTIP, Valero L.P. issued 55,250 common units to Valero GP, LLC on January 21, 2002 for total consideration of $2,262,000 (based on the then $40.95 market price per common unit), the receivable for which is classified in equity in the consolidated balance sheet as of December 31, 2002.

One-third of the contractual rights to receive common units awarded by Valero GP, LLC will vest at the end of each year of a three-year vesting period. Accordingly, the Partnership recognized $721,000 of compensation expense associated with these contractual rights to receive common units for the year ended December 31, 2002, including $11,000 related to payroll taxes.

NOTE 15: Partners’ Equity, Allocations of Net Income and Cash Distributions

Partners’ Equity

In addition to common units, Valero L.P. has issued and outstanding subordinated units that are held by UDS Logistics, LLC, a wholly owned subsidiary of Valero Energy and the limited partner of Riverwalk Logistics, L.P., and there is no established public market for their trading.

In addition, all of the subordinated units may convert to common units on a one-for-one basis on the first day following the record date for distributions for the quarter ending December 31, 2005, if Valero L.P. meets the tests set forth in the partnership agreement. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units.

Allocations of Net Income

Valero L.P.’s partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and general partner will receive. The partnership agreement also contains provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interests. Normal allocations according to percentage interests are done after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to the general partner.

Cash Distributions

During the subordination period, the holders of the common units are entitled to receive each quarter a minimum quarterly distribution of $0.60 per unit ($2.40 annualized) prior to any distribution of available cash to holders of the subordinated units. The subordination period is defined generally as the period that will end on the first day of any quarter beginning after March 31, 2006 if (1) Valero L.P. has distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four-quarter periods and (2) Valero L.P.’s adjusted operating surplus, as defined in the partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable Valero L.P. to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2% general partner interest during those periods.

VALERO L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

During the subordination period, Valero L.P.’s cash is distributed first 98% to the holders of common units and 2% to the general partner until there has been distributed to the holders of common units an amount equal to the minimum quarterly distribution and arrearages in the payment of the minimum quarterly distribution on the common units for any prior quarter. Secondly, cash is distributed 98% to the holders of subordinated units and 2% to the general partner until there has been distributed to the holders of subordinated units an amount equal to the minimum quarterly distribution. Thirdly, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages shown below.

The general partner is entitled to incentive distributions if the amount Valero L.P. distributes with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution

		General
Quarterly Distribution Amount per Unit	Unitholders	Partner

Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66 up to $0.90	75%	25%
Above $0.90	50%	50%

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

	Year Ended	April 16 through
	December 31,	December 31,
	2002	2001

	(in thousands, except per unit data)
General partner interest	$1,103	$667
General partner incentive distribution	1,103	—

Total general partner distribution	2,206	667
Limited partnership units	52,969	32,692

Total cash distributions	$55,175	$33,359

Total cash distributions per unit applicable to partners	$2.75	$1.70

NOTE 16: Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

		(in thousands, except per unit data)
2002:
Revenues	$26,024	$30,030	$32,161	$30,243	$118,458
Operating income	10,696	14,891	15,845	15,798	57,230
Net income(1)	10,423	14,939	14,950	14,831	55,143
Net income per unit applicable to limited partners	0.50	0.76	0.72	0.74	2.72
Cash distributions per unit applicable to limited partners	0.65	0.70	0.70	0.70	2.75

VALERO L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

		(in thousands, except per unit data)
2001:
Revenues	$23,422	$23,637	$26,857	$24,911	$98,827
Operating income	10,361	10,319	13,430	12,395	46,505
Net income	8,786	10,356	13,771	12,960	45,873
Net income per unit applicable to limited partners(2)	—	0.46	0.70	0.66	1.82
Pro forma net income per unit applicable to limited partners(3)	0.45	0.53	0.70	0.66	2.34
Cash distributions per unit applicable to limited partners(2)	—	0.50	0.60	0.60	1.70

(1)	Net income for the first quarter of 2002 includes $650,000 (net of income taxes of $395,000) for the Wichita Falls Business for the month ended January 31, 2002, which was allocated entirely to the general partner.

(2)	Net income and cash distributions for the first quarter of 2001 and through April 15, 2001 were allocated entirely to the general partner. Net income per unit applicable to limited partners and cash distributions per unit applicable to limited partners for the second quarter of 2001 are based on net income and cash distributions from April 16, 2001 through June 30, 2001.

(3)	Pro forma net income per unit applicable to limited partners for 2001 is determined by dividing net income that would have been allocated to the common and subordinated unitholders, which is 98% of net income, by the weighted average number of common and subordinated units outstanding for the period from April 16, 2001 through December 31, 2001. The 2% general partner allocation of pro forma net income did not assume the effect of incentive distributions as none were declared in 2001.

NOTE 17: Subsequent Events

Acquisition of Telfer Asphalt Terminal and Storage Facility

On January 7, 2003, the Partnership completed its acquisition of Telfer Oil Company’s (Telfer) California asphalt terminal and storage facility for $15,000,000. The asphalt terminal and storage facility assets include two storage tanks with a combined storage capacity of 350,000 barrels, six 5,000-barrel polymer modified asphalt tanks, a truck rack, rail facilities and various other tanks and equipment. In conjunction with the Telfer asset acquisition, the Partnership entered into a six-year Terminal Storage and Throughput Agreement with Valero Energy. The agreement includes (a) a lease of the asphalt storage tanks and related equipment for a monthly fee of $0.60 per barrel of storage capacity, (b) the right to move asphalt through the terminal during the term of the Terminal Storage and Throughput Agreement in consideration for $1.25 per barrel of throughput with a guaranteed minimum annual throughput of 280,000 barrels, and (c) reimbursement to the Partnership of certain costs, including utilities.

The Partnership will account for the Telfer acquisition as a purchase of a business in accordance with FASB Statement No. 141 and allocate the purchase price to the individual asset and liabilities acquired based on their fair value on January 7, 2003. A portion of the purchase price represented payment to the principal owner of Telfer for a non-compete agreement and for the lease of certain facilities adjacent to the terminal operations.

Units Issued Under LTIP

On January 24, 2003, under the LTIP, Valero GP, LLC granted 30,000 contractual rights to receive common units and DERs to its officers and directors, excluding the outside directors. In conjunction with the grant of contractual rights to receive common units under the LTIP, Valero GP, LLC purchased 30,000 newly issued Valero L.P. common units from Valero L.P. for total consideration of $1,149,000. Also in January of 2003, one-third of the previously issued contractual rights vested and Valero GP, LLC distributed actual Valero L.P. common units to the

VALERO L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

officers and directors. Certain of the officers and directors settled their tax withholding on the vested common units by delivering 6,491 common units to Valero GP, LLC. As of February 1, 2003, Valero GP, LLC owns 73,319 common units of Valero L.P.

Distributions

On January 24, 2003, the Partnership declared a quarterly distribution of $0.70 per unit payable on February 14, 2003 to unitholders of record on February 5, 2003. This distribution related to the fourth quarter of 2002 and totaled $14,121,000, of which $622,000 represented the general partner’s share of such distribution. The general partner’s distribution included a $340,000 incentive distribution.

Interest Rate Swap

On February 14, 2003, Valero Logistics entered into an interest rate swap agreement to manage its exposure to changes in interest rates. The interest rate swap has a notional amount of $60,000,000 and is tied to the maturity of the 6.875% senior notes. Under the terms of the interest rate swap agreement, the Partnership will receive a fixed 6.875% rate and will pay a floating rate based on LIBOR plus 2.45%. The Partnership will account for the interest rate swap as a fair value hedge, with changes in the fair value recorded as an adjustment to interest expense in the consolidated statement of income.

Amended Revolving Credit Facility

On March 6, 2003, Valero Logistics entered into an amended revolving credit facility with the various banks included in the existing revolving credit facility and from a group of new banks to increase the revolving credit facility to $175,000,000. In addition to increasing the aggregate amount available under the facility, the amount that may be borrowed to fund distributions to unitholders was increased from $25,000,000 to $40,000,000. No other significant terms and conditions of the revolving credit facility were changed, except that the “Total Debt to EBITDA Ratio” as defined in the revolving credit facility was changed such that the ratio may not exceed 4.0 to 1.0 (as opposed to 3.0 to 1.0 in the original facility), and Valero L.P. is now irrevocably and unconditionally guaranteeing the revolving credit facility. This guarantee by Valero L.P. ranks equally with all of its existing and future unsecured senior obligations.

Redemption of Common Units and Amendment to the Partnership Agreement

Valero L.P. intends to redeem from UDS Logistics a number of Valero L.P. common units sufficient to reduce Valero Energy’s aggregate ownership interest in Valero L.P. to 49.5% or less, including Riverwalk Logistics’ 2% general partner interest. Valero L.P. intends to redeem the common units with proceeds from debt financings expected to be completed in 2003.

In addition to the redemption of common units, Valero L.P. intends to amend its partnership agreement to provide that the general partner may be removed by the vote of the holders of at least 58% of its outstanding units, excluding the common and subordinated units held by affiliates of the general partner.

Asset Contribution Transactions

On March 6, 2003, the Partnership entered into the following agreements:

•	Affiliates of Valero Energy will contribute to the Partnership certain crude oil and other feedstock tank assets located at Valero Energy’s West plant of the Corpus Christi refinery, Texas City refinery and Benicia refinery in exchange for an aggregate amount of $200,000,000 in cash; and

•	Affiliates of Valero Energy will contribute to the Partnership certain refined product pipelines and refined product terminals connected to Valero Energy’s Corpus Christi and Three Rivers refineries (referred to as the South Texas Pipelines and Terminals) in exchange for an aggregate amount of $150,000,000 in cash.

The contribution transactions are expected to close in March 2003 and are conditioned upon the ability of the Partnership to obtain equity and debt financing in sufficient amounts.

PART II — OTHER INFORMATION

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have not been any changes in or disagreements with Valero L.P.’s independent accountants since the date of Valero L.P.’s dismissal of Arthur Andersen LLP and appointment of Ernst & Young LLP as Valero L.P.’s independent accountants on March 22, 2002. That change was reported by Valero L.P. in its Annual Report on Form 10-K/A for the year ended December 31, 2001 and filed with the SEC on April 4, 2002. The change in independent accountants became effective upon the completion by Arthur Andersen LLP of its audit of the consolidated and combined balance sheet of Riverwalk Logistics, L.P., the general partner of Valero L.P., which audit was completed on June 7, 2002. Because the change in independent accountants was “previously reported” (as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934) on Form 10-K, the matter is not further disclosed in this report (per Instruction 1 to Item 304 of Regulation S-K).

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers of Valero GP, LLC

Valero L.P. does not have directors or officers. The directors and officers of Valero GP, LLC, the general partner of the Partnership’s general partner, Riverwalk Logistics, L.P., perform all management functions for Valero L.P. Diamond Shamrock Refining and Marketing Company, a subsidiary of Valero Energy and the sole member of Valero GP, LLC, selects the directors of Valero GP, LLC. Officers of Valero GP, LLC are appointed by its directors.

Valero GP, LLC’s First Amended and Restated Limited Liability Company Agreement provides for an audit committee of the board of directors, and permits Diamond Shamrock Refining and Marketing Company, acting as sole member of Valero GP, LLC, to appoint additional committees by resolution. Diamond Shamrock Refining and Marketing Company has created a compensation committee.

Valero L.P.’s partnership agreement also provides for a conflicts committee composed of Valero GP, LLC independent directors. The conflicts committee consists of three members of the board of directors of Valero GP, LLC who are not employed by the Partnership or its affiliates. When called upon to do so, the conflicts committee reviews and makes recommendations relating to potential conflicts of interest between the Partnership, on the one hand, and Valero Energy, on the other hand.

Set forth below is certain information concerning the directors and executive officers of Valero GP, LLC.

Name	Age	Position Held with Valero GP, LLC

William E. Greehey	66	Chairman of the Board
Curtis V. Anastasio	46	President, Chief Executive Officer and Director
William R. Klesse	56	Executive Vice President and Director
Gregory C. King	42	Director
H. Frederick Christie	69	Director
Rodman D. Patton	59	Director
Robert A. Profusek	53	Director
Steven A. Blank	48	Senior Vice President and Chief Financial Officer
Rodney L. Reese	52	Vice President-Operations

Mr. Greehey became Chairman of the Board of Valero GP, LLC on January 1, 2002, effective with the acquisition of UDS by Valero Energy. He served as Chief Executive Officer and a director of Valero Energy's former parent from 1979, and as Chairman of the board of directors of that company from 1983. He retired from his position as Chief Executive Officer of Valero Energy in June 1996 but, upon request of the board, resumed this position in November 1996. Mr. Greehey has served as Valero Energy's Chairman of the Board and Chief Executive Officer since it was separated from its former parent in July 1997, positions he also held with Valero Energy prior to the separation, and was elected President of Valero Energy upon the retirement of Edward Benninger at the end of 1998.

Mr. Anastasio became the President and a director of Valero GP, LLC in December 1999, and became its President and Chief Executive Officer in June 2000 coincident with Valero Logistics Operations, L.P.’s commencement of operations. He served as Vice President, General Counsel, and Secretary of UDS from 1997 until that time.

Mr. Klesse has been a director of Valero GP, LLC since December 1999, and served as the Chairman of its Board until January 1, 2002. He was elected Executive Vice President and Chief Operating Officer of Valero Energy in January 2003. He previously served as Executive Vice President - Refining and Commercial Operations of Valero Energy since the closing of the UDS acquisition. He had served as Executive Vice President, Operations of UDS from January 1999 through December 2001. Prior to that he served as an Executive Vice President for UDS since February 1995, overseeing Operations, Refining, Product Supply and Logistics.

Mr. King became a director of Valero GP, LLC effective January 1, 2002. He was elected President of Valero Energy in January 2003. He previously served as Executive Vice President and General Counsel of Valero Energy since the closing of the UDS Acquisition, and prior to that time he served as Valero Energy's Executive Vice President and Chief Operating Officer since January 2001. Mr. King was Senior Vice President and Chief Operating Officer of Valero Energy from 1999 to January 2001. He was elected Vice President and General Counsel of Valero Energy in 1997. He joined Valero Energy's former parent in 1993 as Associate General Counsel and prior to that was a partner in the Houston law firm of Bracewell and Patterson.

Mr. Christie became a director of Valero GP, LLC effective January 1, 2002. He is a consultant specializing in strategic and financial planning. In 1991 he retired as Chief Executive Officer from the Mission Group, the non-utility subsidiary of SCE Corp. He had previously served as President of Southern California Edison Company. Mr. Christie is a director or trustee of 19 mutual funds under the Capital Research and Management Company. He is a director of International House of Pancakes, Inc., Ducommon, Incorporated, and Southwest Water Company.

Mr. Patton became a director of Valero GP, LLC in June 2001. He retired from Merrill Lynch & Co. in 1999 where he had served as Managing Director in the Energy Group since 1993. Prior to that he served in oil and gas oriented investment banking and corporate finance positions with Credit Suisse First Boston (1981-1993) and Blyth Eastman Paine Webber (1971-1981). He is a director of Apache Corporation.

Mr. Profusek became a director of Valero GP, LLC in June 2001. He is a partner in the New York office of Jones Day, one of the largest law firms in the United States. He is also a director of CTS Corporation. He served as Executive Vice President, responsible for growth and investment activities, of Omnicom Group Inc. from May 2000 to August 2002. Prior to May 2000, he was a partner at Jones Day.

Mr. Blank became Chief Accounting and Financial Officer and a director of Valero GP, LLC in December 1999. He resigned his position as director and became Senior Vice President and Chief Financial Officer of Valero GP, LLC effective January 1, 2002. He served as UDS’ Vice President and Treasurer from December 1996 until January 1, 2002, when he became Vice President-Finance of Valero Energy.

Mr. Reese has served as Vice President-Operations of Valero GP, LLC since December 1999. He has been employed for 20 years in various pipeline engineering and operations positions by Valero Energy and its predecessor UDS. He served as Director, Pipelines and Terminals for UDS from October 1999 to December 2001. Prior to that he was Director, Product Pipeline Operations for UDS from October 1997 to October 1999, and prior to that served in various managerial capacities with UDS’ pipeline group.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than 10% of Valero L.P.’s units to file certain reports with the Securities and Exchange Commission and New York Stock Exchange concerning their beneficial ownership of Valero L.P.’s equity securities. The Securities and Exchange Commission regulations also require that a copy of all such Section 16(a) reports filed must by furnished to Valero L.P. by the persons and entities filing them. Based solely upon the Partnership’s review of copies of such reports, Valero L.P. believes that its officers, directors and 10% unitholders are in compliance with applicable requirements of Section 16(a).

Audit Committee

Valero GP, LLC’s audit committee is composed of three directors who are not officers or employees of Valero Energy or any of its subsidiaries or Valero L.P. Under currently applicable rules of the New York Stock Exchange, all members are independent. The board of directors of Valero GP, LLC has adopted a written charter for the audit committee, which is included as Exhibit 99.1.

The audit committee makes recommendations to the board regarding the selection of the Partnership’s independent auditor and reviews the professional services they provide. It reviews the scope of the audit performed by the independent auditor, the audit report issued by the independent auditor, the Partnership’s annual and quarterly financial statements, any material comments contained in the auditor’s letters to management, the Partnership’s internal accounting controls and such other matters relating to accounting, auditing and financial reporting as it deems appropriate. In addition, the audit committee reviews the type and extent of non-audit work being performed by the independent auditor and its compatibility with their continued objectivity and independence.

Report of the Audit Committee for the Year Ended December 31, 2002

Management of Valero GP, LLC is responsible for the Partnership’s internal controls and the financial reporting process. Ernst & Young LLP, the Partnership’s independent auditors for the year ended December 31, 2002, is responsible for performing an independent audit of the Partnership’s consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The audit committee monitors and oversees these processes. The audit committee recommends to the board of directors the selection of the Partnership’s independent auditors.

The audit committee has reviewed and discussed the Partnership’s audited consolidated financial statements with management and the independent auditors. The audit committee has discussed with Ernst & Young LLP the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees.” The audit committee has received the written disclosures and the letter from Ernst & Young LLP required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” and has discussed with Ernst & Young LLP that firm’s independence.

Based on the foregoing review and discussions and such other matters the audit committee deemed relevant and appropriate, the audit committee recommended to the board of directors that the audited consolidated financial statements of the Partnership be included in Valero L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002.

Members of the Audit Committee
H. Frederick Christie
Rodman D. Patton
Robert A. Profusek

Item 11. Executive Compensation

Summary Compensation Table

The following sets forth the compensation for the year ended December 31, 2002 of the Valero GP, LLC’s Chief Executive Officer and the executive officer in office on December 31, 2002 whose annual salary and bonus paid during the year ended December 31, 2002 exceeded $100,000. Valero GP, LLC’s other executive officers are employed by Valero Energy, and, under the Services Agreement (see Footnote (2) below and Items 1. and 2. “The Partnership’s Relationship with Valero Energy—Services Agreement”), the Partnership pays Valero Energy an annual fee for general and administrative services rendered by Valero Energy employees for the benefit of the Partnership.

	Annual Compensation				Long-Term Compensation Awards

						Number of
						Securities
						Underlying		All
Name and Principal					Restricted Unit	Options	LTIP	Other
Position(1)	Year	Salary(2)	Bonus(2)		Awards	Granted	Payouts	Compensation

Curtis V. Anastasio,	2002	$300,008	$97,000	(3)	$204,750 (4)	—	—	$43,545	(5)
President and Chief	2001	$263,062	$184,100		—	—	—	$284,727	(6)
Executive Officer
Rodney L. Reese, Vice	2002	$154,988	$35,900	(3)				$14,551	(7)
President-Operations	2001	$147,944	$81,400		—	—	—	$106,706	(6)

(1)	The named executive officers hold the indicated offices in Valero GP, LLC, the general partner of Riverwalk Logistics, L.P., Valero L.P.’s general partner. Valero L.P. does not have any officers or directors.

(2)	The Partnership had no employees in 2002 or 2001. The Partnership received services under a Services Agreement that was put in place at the time Valero Logistics Operations began operations in July 2000. Under that Services Agreement, Valero Energy was paid $5,200,000 for general and administrative services that indirectly benefited the Partnership, and the cost of employees performing services directly for the Partnership were reimbursed by the Partnership as they were incurred.

(3)	For 2002, executive bonuses were paid 75% in cash and 25% in Valero Energy Common Stock.

(4)	Dividends are paid on restricted units at the same rate as on Valero L.P.’s unrestricted common units. Restricted units reported vest 1/3 annually over a three-year period. On December 31, 2002, Mr. Anastasio held 5,000 restricted units, all of which were unvested, and the market value of such units on that date was $198,500.

(5)	Amount includes: vesting of Valero Energy performance restricted stock issued under its long-term incentive plan valued at $18,069, contributions pursuant to Valero Energy’s Thrift Plan and Excess Thrift Plan, which totaled $25,161, and life insurance premiums paid in the amount of $315.

(6)	Valero Energy made cash payments under its intermediate-term incentive plan, and performance restricted stock issued under its long-term incentive plans vested, at the time of the acquisition of UDS by Valero Energy on December 31, 2001. All such costs were reimbursed by Valero Logistics under the Services Agreement described in Items 1. and 2. Business and Properties, “The Partnership’s Relationship with Valero Energy.” The portion of Mr. Anastasio’s cash payment under UDS’ intermediate term incentive plan reimbursed under the Services Agreement was $103,961, and the portion of the cost of Mr. Anastasio’s vesting of UDS’ performance restricted stock reimbursed under the Services Agreement was $118,752. The portion of Mr. Reese’s cash payment under UDS’ intermediate term incentive plan reimbursed under the Services Agreement was $36,092, and the portion of the cost of Mr. Reese’s vesting of UDS’ performance restricted stock reimbursed under the Services Agreement was $39,584. Portions of expenses incurred by UDS relating to 401(k) matching payments, pension and retirement plans and life and disability insurance for Mr. Anastasio and Mr. Reese passed through to Valero Logistics under the Services Agreement, were $62,014 related to Mr. Anastasio and $31,030 related to Mr. Reese.

(7)	Amounts include: contributions made to Valero Energy’s Thrift Plan and Excess Thrift Plan, which totaled $14,323, and life insurance premiums paid in the amount of $228.

Option Grants and Related Information

Option Grants The following table sets forth further information regarding the grants of Valero L.P. unit options and Valero Energy stock options to the named executive officers reflected in the Summary Compensation Table.

Option Grants in the Last Fiscal Year

	Number of	Percent of
	Securities	Total Options			Market
	Underlying	Granted			Price at		Grant Date
	Options	to Employees	Exercise Price		Grant Date	Expiration	Present Value
Name	Granted (#)	in Fiscal Year	($/Security)		($/Security)	Date	($)

Curtis V. Anastasio	15,000 units	8.51%	38.22	(1)	38.22	03/22/2012	2.90	(3)
	10,000 units	5.68%	36.30	(1)	36.30	09/23/2012	2.12	(3)
	5,000 shares	0.22%	30.06	(2)	30.06	09/18/2012	9.22	(4)

Rodney L. Reese	4,900 units	2.78%	38.22	(1)	38.22	03/22/2012	2.90	(3)

(1)	All options reported vest in equal increments over a three-year period from the date of grant, unless otherwise noted. Under the terms of Valero GP, LLC’s unit option plan, a participant may satisfy the tax withholding obligations related to exercise by tendering cash payment, by authorizing Valero GP, LLC to withhold Units otherwise issuable to the participant or by delivering to Valero GP, LLC already owned and unencumbered Units, subject to certain conditions.

(2)	All options for shares of Valero Energy reported vest in equal increments over a three-year period from the date of grant, unless otherwise noted. Under the terms of Valero Energy’s stock option plans, the exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares or by offset of the underlying option shares, subject to certain conditions.

(3)	A variation of the Black-Scholes option pricing model was used to determine grant date present value. This model is designed to value publicly traded options. Options issued under Valero GP, LLC’s option plan are not freely traded, and the exercise of such options is subject to substantial restrictions. Moreover, the Black-Scholes model does not give effect to either risk of forfeiture or lack of transferability. The estimated values under the Black-Scholes model are based on assumptions as to variables such as interest rates, stock price volatility and future dividend yield. The estimated grant date present values presented in this table were calculated using an expected average option life of 3.32 years, risk-free rate of return of 2.24%, average volatility rate of 18.70% based on daily volatility rates from the initial public offering by Valero L.P. through December 31, 2002, and dividend yield of 7.50, which is the expected annualized quarterly dividend rate in effect at the date of grant expressed as a percentage of the market value of the Common Units at the date of grant. The actual value of unit options could be zero; realization of any positive value depends upon the actual future performance of the Common Units, the continued employment of the option holder throughout the vesting period and the timing of the exercise of the option. Accordingly, the values set forth in this table may not be achieved.

(4)	A variation of the Black-Scholes option pricing model was used to determine grant date present value. This model is designed to value publicly traded options. Options issued under Valero Energy’s option plan are not freely traded, and the exercise of such options is subject to substantial restrictions. Moreover, the Black-Scholes model does not give effect to either risk of forfeiture or lack of transferability. The estimated values under the Black-Scholes model are based on assumptions as to variables such as interest rates, stock price volatility and future dividend yield. The estimated grant date present value presented in this table was calculated using an expected average option life of 3.32 years, risk-free rate of return of 2.38%, average volatility rate of 44.50% based on daily volatility factors for the three years ended December 31, 2002, and dividend yield of 1.05%, which is the expected annualized quarterly dividend rate in effect at the date of grant expressed as a percentage of the market value of the Valero Energy Common Stock at the date of grant. The actual value of stock options could be zero; realization of any positive value depends upon the actual future performance of the Valero Energy Common Stock, the continued employment of the option holder throughout the vesting period and the timing of the exercise of the option. Accordingly, the values set forth in this table may not be achieved.

Valero Energy Long-Term Incentive Plan

Long Term Incentive Plans — Awards in Last Fiscal Year(1)

			Estimated Future Payouts
		Performance	Under Non-Stock Price-Based Plan
	Number of	or Other Period
	Shares, Units	Until Maturation	Threshold	Target	Maximum
Name	or Other Rights	or Payout	(# Shares)	(# Shares)	(# Shares)

Curtis V. Anastasio	1,000	12/31/02	—	1,000	2,000
	1,000	12/31/03	—	1,000	2,000
	1,000	12/31/04	—	1,000	2,000
Rodney L. Reese	—	—	—	—	—

(1)	Valero Energy long-term incentive awards are grants of Performance Shares made under Valero Energy’s Executive Stock Incentive Plan. Total shareholder return, or TSR, during a specified “performance period” was established as the performance measure for determining what portion of an award may vest. TSR is measured by dividing the sum of (a) the net change in the price of a share of Valero Energy’s Common Stock between the beginning of the performance period and the end of the performance period, and (b) the total dividends paid on the Common Stock during the performance period, by (c) the price of a share of Valero Energy’s Common Stock at the beginning of the performance period. Each Performance Share award is subject to vesting in three equal increments, based upon Valero Energy’s TSR during rolling three-year periods that end on December 31, 2002, 2003 and 2004, respectively. At the end of each performance period, Valero Energy’s TSR is compared to the TSR for a target group of comparable companies. Valero Energy and the companies in the target group are then ranked by quartile. Participants then earn 0%, 50%, 100% or 150% of that portion of the initial grant amount that is vesting for such period, depending on whether Valero Energy’s TSR is in the last, 3rd, 2nd or 1st quartile of the target group; 200% will be earned if Valero Energy ranks highest in the group. Amounts not earned in the given performance period can be carried forward for one additional performance period and up to 100% of the carried-forward amount can still be earned, depending upon the quartile achieved for such subsequent period.

The following table sets forth information regarding securities underlying options exercisable at December 31, 2002, and options exercised during 2002, for the executive officers named in the Summary Compensation Table:

Aggregated Option Exercises in Last Fiscal Year
and FY-End Option Values

					Value of Unexercised
			Number of Securities		In-the-Money
	Securities		Underlying Unexercised		Options at
	Acquired	Value	Options at FY-End(#)		FY-End ($)(1)
	on Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Curtis V. Anastasio
VLO Stock	—	—	31,950	20,000	$343,256	$34,400
VLI Units	—	—	—	25,000	—	$56,200
Rodney L. Reese
VLO Stock	—	—	6,886	—	$116,065	—
VLI Units	—	—	—	4,900	—	$7,252

(1)	Represents the dollar value obtained by multiplying the number of unexercised options by the difference between the stated exercise price per share or unit of the options and the closing market price per share of Valero Energy’s Common Stock on December 31, 2002 or the closing market price per unit of Valero L.P.’s Common Units on December 31, 2002 (as applicable).

Retirement Benefits

The following table sets forth the estimated annual gross benefits payable under Valero Energy’s Pension Plan, Excess Pension Plan and Supplemental Executive Retirement Plan, or SERP, upon retirement at age 65, based upon the assumed compensation levels and years of service indicated and assuming an election to have payments continue for the life of the participant only.

Estimated Annual Pension Benefits at Age 65

	Years of Service
Covered
Compensation	15	20	25	30	35

$200,000	$54,000	$72,000	$90,000	$108,000	$126,000
300,000	84,000	111,000	139,000	167,000	194,000
400,000	113,000	150,000	188,000	225,000	263,000
500,000	142,000	189,000	236,000	284,000	331,000
600,000	171,000	228,000	285,000	342,000	399,000
700,000	200,000	267,000	334,000	401,000	467,000
800,000	230,000	306,000	383,000	459,000	536,000
900,000	259,000	345,000	431,000	518,000	604,000
1,000,000	288,000	384,000	480,000	576,000	672,000
1,100,000	317,000	423,000	529,000	635,000	740,000
1,200,000	347,000	462,000	578,000	693,000	809,000
1,300,000	376,000	501,000	626,000	752,000	877,000
1,400,000	405,000	540,000	675,000	810,000	945,000
1,500,000	434,000	579,000	724,000	869,000	1,013,000
1,600,000	464,000	618,000	773,000	927,000	1,082,000
1,700,000	493,000	657,000	821,000	986,000	1,150,000
1,800,000	522,000	696,000	870,000	1,044,000	1,218,000
1,900,000	551,000	735,000	919,000	1,103,000	1,286,000
2,000,000	581,000	774,000	968,000	1,161,000	1,355,000

Valero Energy maintains a noncontributory defined benefit Pension Plan in which virtually all employees of Valero Energy, including those providing services for the Partnership, are eligible to participate and under which contributions by individual participants are neither required nor permitted. Valero Energy also maintains a noncontributory, non-qualified Excess Pension Plan and a non-qualified SERP, which provide supplemental pension benefits to certain highly compensated employees. The Pension Plan (supplemented, as necessary, by the Excess Pension Plan) provides a monthly pension at normal retirement equal to 1.6% of the participant’s average monthly compensation (based upon the participant’s earnings during the three consecutive calendar years during the last 10 years of the participant’s credited service affording the highest such average) times the participant’s years of credited service. The SERP provides an additional benefit equal to .35% times the product of the participant’s years of credited service (maximum 35 years) multiplied by the excess of the participant’s average monthly compensation over the lesser of 1.25 times the monthly average (without indexing) of the social security wage bases for the 35-year period ending with the year the participant attains social security retirement age, or the monthly average of the social security wage base in effect for the year that the participant retires. For purposes of the SERP, the participant’s most highly compensated consecutive 36 months of service during the participant’s last 10 years of employment are considered. Compensation for purposes of the Pension Plan, Excess Pension Plan and SERP includes salary and bonus as reported in the Summary Compensation Table. Pension benefits are not subject to any deduction for social security or other offset amounts.

Credited years of service for the period ended December 31, 2002 for the executive officers named in the Summary Compensation Table are as follows: Mr. Anastasio- 15 years and Mr. Reese- 22 years.

Compensation of Directors

Valero GP, LLC directors who are not employees of it or its affiliates receive a $20,000 annual retainer, a $1,000 fee for each committee meeting they attend, and a grant of restricted units under the Valero GP, LLC 2000 Long-Term Incentive Plan every third year during the director’s term of service with an aggregate value of $30,000 at the time of grant. Such restricted units vest in equal annual increments over the three years following the grant date.

Compensation Committee Interlocks and Insider Participation

Mr. Profusek (Chairman), Mr. Christie and Mr. Patton served on the compensation committee in 2002. Neither of them has ever been an officer or employee of Valero GP, LLC or any of its affiliates. No executive officer of Valero GP, LLC has served as a member of the board of directors or on the compensation committee of any company whose executive officers include a member of Valero GP, LLC’s compensation committee.

The compensation committee administers the incentive plans, and makes awards under them, in consultation with management, that create appropriate incentives for employees of the Partnership’s affiliates that provide services to the Partnership. Insofar as the Partnership has no employees, the compensation committee currently has no other functions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Matters

Directors and Executive Officers

The following table sets forth ownership of Valero L.P. common units and Valero Energy common stock by directors and executive officers of Valero GP, LLC as of February 1, 2003. Unless otherwise indicated in the notes to such table, each of the named persons and members of the group has sole voting and investment power with respect to the common units and common stock shown:

				Shares of Valero	Shares of Valero
	Units	Units under		Energy Stock	Energy Stock under	Percentage of
Name of Beneficial	Beneficially	Exercisable	Percentage of	Beneficially	Exercisable	Outstanding
Owner(1)	Owned(2)(3)	Options(4)	Outstanding Units	Owned(6)(7)	Options(9)	Shares

Curtis V. Anastasio	15,600	5,000	*	14,464	31,950	*
H. Frederick Christie	2,250	—	*	6,594 (8)	9,679	*
William E. Greehey	45,663	—	*	1,324,775	2,620,691	3.7%
Gregory C. King	7,966	—	*	54,479	116,706	*
William R. Klesse	21,833	—	*	67,702	371,851	*
Rodman D. Patton	3,750	—	*	—	—	*
Robert A. Profusek(5)	1,665	—	*	—	—	*
Rodney L. Reese	4,000	1,634	*	7,668	6,886	*
All directors and executive officers as a group (9 persons)	110,960	8,301	1.2%	1,484,501	3,171,856	4.3%

*	Indicates that the percentage of beneficial ownership does not exceed 1% of the class.

(1)	The business address for all beneficial owners listed above is One Valero Place, San Antonio, Texas 78212.

(2)	As of February 1, 2003, 9,684,672 common units were issued and outstanding. No executive officer or director owns any class of equity securities of the Partnership other than common units. The calculation for Percent of Class includes common units listed under the captions “Common Units Beneficially Owned” and “Common Units under Exercisable Options.”

(3)	Includes restricted common units issued under the Partnership’s long-term incentive plans. Restricted units granted under Valero GP, LLC’s long-term incentive plans may not be disposed of until vested. Does not include common units that could be acquired under options, which information is set forth in the next column.

(4)	Consisting of common units that may be acquired within 60 days of February 1, 2003 through the exercise of common unit options.

(5)	Includes 1,000 common units registered in the name of Kathryn A. Profusek as to which Mr. Profusek shares voting and investment power.

(6)	As of February 1, 2003, 107,329,880 shares of Valero Energy’s common stock were issued and outstanding. No executive officer or director owns any class of equity securities of Valero Energy other than common stock. The calculation for Percent of Class includes shares listed under the captions “Shares Beneficially Owned” and “Shares under Exercisable Options.”

(7)	Includes shares allocated pursuant to the Valero Energy Corporation Thrift Plan through January 31, 2003, as well as shares of restricted stock granted under Valero Energy’s Executive Stock Incentive Plan and Valero Energy’s Restricted Stock Plan for Non-Employee Directors. Except as otherwise noted, each person named in the table, and each other executive officer, has sole power to vote or direct the vote and to dispose or direct the disposition of all such shares beneficially owned by him. Restricted stock granted under Valero Energy’s Executive Stock Incentive Plan and Valero Energy’s Restricted Stock Plan for Non-Employee Directors may not be disposed of until vested. Does not include shares that could be acquired under options, which information is set forth in the next column.

(8)	Includes 4,960 shares of common stock registered in the name of the Christie Family Trust as to which H. Frederick Christie shares voting and investment power.

(9)	Consisting of shares subject to stock options that are exercisable within 60 days of February 1, 2003 through the exercise of stock options. Such shares may not be voted unless the stock options are exercised. Stock options that may become exercisable within such 60-day period only in the event of a change of control of Valero Energy are excluded. Except as set forth herein, none of the current executive officers or directors of the Partnership hold any rights to acquire Valero Energy Common Stock, except through exercise of stock options.

Certain Beneficial Owners

The following table sets forth certain information regarding persons or entities whom Valero L.P. has been advised are beneficial owners of 5% or more of Valero L.P.’s outstanding units as of the dates indicated in the notes to the table.

Name and Address of		Percentage of		Percentage of
Beneficial Owner	Common Units	Common Units(3)	Sub-ordinated Units	Subordinated Units

Valero Energy Corporation(1)	4,497,641	46.4%	9,599,322	100%
One Valero Place
San Antonio, Texas 78212

Goldman, Sachs & Co.(2)	1,375,505	14.2%	—	—
The Goldman Sachs Group, Inc.
85 Broad Street
New York, NY 10004

(1)	Valero Energy owns the common and subordinated units through its wholly owned subsidiaries, UDS Logistics, LLC and Valero GP, LLC. Valero Energy shares voting and investment power with certain of its wholly owned subsidiaries with respect to the common and subordinated units.

(2)	According to a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2003, Goldman Sachs & Co. and The Goldman Sachs Group, Inc. share voting and dispositive power with respect to these common units.

(3)	Assumes 9,684,572 common units outstanding.

The following table sets forth information about Valero GP, LLC’s equity compensation plans:

Equity Compensation Plan Information

Number of
	Securities to be		Number of
	issued upon	Weighted-Average	securities
	exercise of	exercise price of	remaining for
	outstanding unit	outstanding unit	future issuance
	options, warrants	options, warrants	under equity
Plan categories	and rights	and rights	compensation plans

Equity Compensation Plans approved by security holders	(1)		(1)
Equity Compensation Plans not approved by security holders	176,200	$37.08	23,800

(1)	As of December 31, 2002, grants of 55,250 Valero L.P. restricted common units had been made under the Valero GP, LLC 2000 Long-Term Incentive Plan, and 194,750 units remained available for grant as restricted common units.

Item 13. Certain Relationships and Related Transactions

Rights of the Partnership’s General Partner

UDS Logistics, LLC, the limited partner of Riverwalk Logistics, L.P., owns 4,424,322 common units and 9,599,322 subordinated units representing an aggregate 71.4% limited partner interest in Valero L.P. Riverwalk Logistics, L.P. owns a 2% general partner interest in Valero L.P. and also owns the incentive distribution rights giving it higher percentages of Valero L.P.’s cash distributions as various target distribution levels are met.

The subordinated units may convert to common units on a one-for-one basis on the first day following the record date for distributions for the quarter ending December 31, 2005, if Valero L.P. meets the tests set forth in its partnership agreement. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units.

Riverwalk Logistics, L.P. is responsible for the management of Valero L.P.

Relationship with Valero Energy

For a detailed discussion of the Partnership’s relationship with Valero Energy, see Part I, Items 1. and 2. Business and Properties, “The Partnership’s Relationship with Valero Energy.”

Summary of Transactions with Valero Energy

The Partnership has related party transactions with Valero Energy (formerly UDS) for pipeline tariff and terminalling fee revenues, certain employee costs, insurance costs, administrative costs and interest expense on the debt due to parent (for the period July 1, 2000 through April 15, 2001). The receivable from parent, reflected in the consolidated and combined financial statements as of December 31, 2002 and 2001, represents the net amount due from Valero Energy for these related party transactions and the net cash collected under Valero Energy’s centralized cash management program on the Partnership’s behalf.

The following table sets forth information summarizing transactions with Valero Energy:

	Years Ended December 31,		Six Months Ended

			December 31,	June 30,
	2002	2001	2000	2000

	(in thousands)
Revenues	$117,804	$98,166	$47,210	$44,187
Operating expenses	13,795	11,452	5,718	5,393
General and administrative expenses	5,921	5,200	2,600	2,839
Interest expense on debt due to parent	—	2,513	4,307	—

Item 14. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer of Valero GP, LLC have evaluated Valero L.P.’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K. Based on that evaluation, these officers concluded that the design and operation of Valero L.P.’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Valero L.P. in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal controls.

There have been no significant changes in Valero L.P.’s internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the principal executive officer and principal financial officer of Valero L.P. completed their evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)  (1) and (2) – List of financial statements and financial statement schedules The following consolidated and combined financial statements of Valero L.P. and subsidiaries (successor to the Ultramar Diamond Shamrock Logistics Business) are included under Part II, Item 8 of this Form 10-K:

Report of Independent Auditors
Report of Independent Public Accountants
Consolidated Balance Sheets – December 31, 2002 and 2001
Consolidated and Combined Statements of Income – Years Ended December 31, 2002 and 2001, Six Months Ended December 31, 2000 and Six Months Ended June 30, 2000
Consolidated and Combined Statements of Cash Flows – Years Ended December 31, 2002 and 2001, Six Months Ended December 31, 2000 and Six Months Ended June 30, 2000
Combined Statements of Partners’ Equity / Net Parent Investment – Six Months Ended December 31, 2000 and Six Months Ended June 30, 2000
Consolidated and Combined Statements of Partners’ Equity – Years Ended December 31, 2002 and 2001
Notes to Consolidated and Combined Financial Statements – Years Ended December 31, 2002 and 2001, Six Months Ended December 31, 2000 and Six Months Ended June 30, 2000

(B)  Reports on Form 8-K

None.

(C)  Exhibits

Filed as part of this Form 10-K are the following:

Exhibit		Incorporated by Reference
Number	Description	to the Following Document

3.1	Certificate of Limited Partnership of Valero L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.1

3.2	Certificate of Amendment to Certificate of Limited Partnership of Valero L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.2

3.3	Amended and Restated Certificate of Limited Partnership of Valero L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

3.4	Second Amended and Restated Agreement of Limited Partnership of Valero L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

3.5	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Valero L.P	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

3.6	Certificate of Limited Partnership of Valero Logistics Operations, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.4

3.7	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.5

3.8	Amended and Restated Certificate of Limited Partnership of Valero Logistics Operations, L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

3.9	Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

3.10	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

3.11	Certificate of Limited Partnership of Riverwalk Logistics, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.7

3.12	Agreement of Limited Partnership of Riverwalk Logistics, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.8

3.13	Certificate of Formation of Valero GP, LLC	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.9

3.14	Certificate of Amendment to Certificate of Formation of Valero GP, LLC	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

3.15	First Amendment to First Amended and Restated Limited Liability Company Agreement of Valero GP, LLC	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

3.16	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

10.1	Amended and Restated Credit Agreement dated as of December 15, 2000, as amended March 6, 2003, among Valero Logistics Operations, L.P., the Lenders party thereto, and JPMorgan Chase Manhattan Bank, as Administrative Agent, Royal Bank of Canada, as Syndication Agent, Suntrust Bank and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, JPMorgan Securities Inc., as Arranger	*

10.2	Valero GP, LLC 2002 Unit Option Plan	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

10.3	Valero GP, LLC 2000 Long-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.3

10.4	Valero GP, LLC Short-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.4

10.5	Pipelines and Terminals Usage Agreement	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

10.6	Omnibus Agreement	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

10.7	Services Agreement	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

10.8	Form of Valero GP, LLC Intermediate-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.9

10.9	First Amendment to Credit Agreement dated as of February 23, 2001	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.10

10.10	First Amendment to Omnibus Agreement	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

10.11	Restricted Unit Agreement	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

10.12	Operating Agreement	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

10.13	Contribution Agreement by and among Valero Refining Company—California, UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003.	*

10.14	Contribution Agreement by and among Valero Refining—Texas, L.P., UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003.	*

10.15	Contribution Agreement by and among Valero Pipeline Company, UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003.	*

12.1	Statement regarding computation of ratio	*

21.1	List of subsidiaries of Valero L.P.	*

23.1	Consent of Ernst & Young LLP	*

23.2	Consent of Ernst & Young LLP	*

24.1	Powers of Attorney (included in signature page of this Form 10-K)	*

99.1	Revised Audit Committee of the Board of Directors Charter	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

99.2	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

99.3	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

99.4	Report of Independent Auditors, Consolidated Balance Sheet— December 31, 2002 and Notes to Consolidated Balance Sheet— December 31, 2002 of Riverwalk Logistics, L.P. and subsidiaries	*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERO L.P. (Registrant)
By:	Riverwalk Logistics, L.P., its general partner
	By:	Valero GP, LLC, its general partner

By:		/s/ Curtis V. Anastasio

(Curtis V. Anastasio) President and Chief Executive Officer March 7, 2003

By:		/s/ Steven A. Blank

(Steven A. Blank) Chief Financial Officer March 7, 2003

By:		/s/ Clayton E. Killinger

(Clayton E. Killinger) Vice President and Controller March 7, 2003

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Curtis V. Anastasio, Steven A. Blank and Bradley C. Barron, or any of them, each with power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all subsequent amendments and supplements to this Annual Report on Form 10-K, and to file the same, or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby qualifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William E. Greehey* (William E. Greehey)	Chairman of the Board and Director	March 6, 2003

/s/ Curtis V. Anastasio* (Curtis V. Anastasio)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2003

/s/ Steven A. Blank* (Steven A. Blank)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 6, 2003

/s/ Clayton E. Killinger* (Clayton E. Killinger)	Vice President and Controller (Principal Accounting Officer)	March 6, 2003

/s/ William R. Klesse* (William R. Klesse)	Executive Vice President and Director	March 6, 2003

/s/ Gregory C. King* (Gregory C. King)	Director	March 6, 2003

/s/ H. Frederick Christie* (H. Frederick Christie)	Director	March 6, 2003

/s/ Rodman D. Patton* (Rodman D. Patton)	Director	March 6, 2003

/s/ Robert A. Profusek* (Robert A. Profusek)	Director	March 6, 2003

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Curtis V. Anastasio, the principal executive officer of Valero GP, LLC, certify that:

     1.     I have reviewed this annual report on Form 10-K of Valero L.P. (the “registrant”);

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ CURTIS V. ANASTASIO Curtis V. Anastasio President, Chief Executive Officer and Director

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Steven A. Blank, the principal financial officer of Valero GP, LLC, certify that:

     1.     I have reviewed this annual report on Form 10-K of Valero L.P. (the “registrant”);

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ STEVEN A. BLANK Steven A. Blank Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	to the Following Document

3.1	Certificate of Limited Partnership of Valero L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.1

3.2	Certificate of Amendment to Certificate of Limited Partnership of Valero L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.2

3.3	Amended and Restated Certificate of Limited Partnership of Valero L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

3.4	Second Amended and Restated Agreement of Limited Partnership of Valero L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

3.5	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Valero L.P	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

3.6	Certificate of Limited Partnership of Valero Logistics Operations, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.4

3.7	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.5

3.8	Amended and Restated Certificate of Limited Partnership of Valero Logistics Operations, L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

3.9	Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

3.10	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

3.11	Certificate of Limited Partnership of Riverwalk Logistics, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.7

3.12	Agreement of Limited Partnership of Riverwalk Logistics, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.8

3.13	Certificate of Formation of Valero GP, LLC	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.9

3.14	Certificate of Amendment to Certificate of Formation of Valero GP, LLC	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

3.15	First Amendment to First Amended and Restated Limited Liability Company Agreement of Valero GP, LLC	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

3.16	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

10.1	Amended and Restated Credit Agreement dated as of December 15, 2000, as amended March 6, 2003, among Valero Logistics Operations, L.P., the Lenders party thereto, and JPMorgan Chase Manhattan Bank, as Administrative Agent, Royal Bank of Canada, as Syndication Agent, Suntrust Bank and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, JPMorgan Securities Inc., as Arranger	*

10.2	Valero GP, LLC 2002 Unit Option Plan	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

10.3	Valero GP, LLC 2000 Long-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.3

10.4	Valero GP, LLC Short-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.4

10.5	Pipelines and Terminals Usage Agreement	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

10.6	Omnibus Agreement	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

10.7	Services Agreement	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

10.8	Form of Valero GP, LLC Intermediate-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.9

10.9	First Amendment to Credit Agreement dated as of February 23, 2001	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.10

10.10	First Amendment to Omnibus Agreement	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

10.11	Restricted Unit Agreement	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

10.12	Operating Agreement	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

10.13	Contribution Agreement by and among Valero Refining Company—California, UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003.	*

10.14	Contribution Agreement by and among Valero Refining—Texas, L.P., UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003.	*

10.15	Contribution Agreement by and among Valero Pipeline Company, UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003.	*

12.1	Statement regarding computation of ratio	*

21.1	List of subsidiaries of Valero L.P.	*

23.1	Consent of Ernst & Young LLP	*

23.2	Consent of Ernst & Young LLP	*

24.1	Powers of Attorney (included in signature page of this Form 10-K)	*

99.1	Revised Audit Committee of the Board of Directors Charter	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001

99.2	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

99.3	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

99.4	Report of Independent Auditors, Consolidated Balance Sheet— December 31, 2002 and Notes to Consolidated Balance Sheet— December 31, 2002 of Riverwalk Logistics, L.P. and subsidiaries	*

*	Filed herewith