Form 10-Q
period 2003-03-31
VALERO L P
filed 2003-05-09
CIK 1110805

3





================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to
     ____________

                         Commission File Number 1-16417

                                   VALERO L.P.
             (Exact name of registrant as specified in its charter)

            Delaware                                      74-2956831
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No ____



The number of common units outstanding as of April 30, 2003 was 12,205,822.

================================================================================

================================================================================

                          VALERO L.P. AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 2003

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION                                                       Page
                                                                                                              ----


Item 1. Financial Statements:

         Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002...........................      2

         Consolidated Statements of Income for the Three Months Ended
          March 31, 2003 and 2002.........................................................................      3

         Consolidated Statements of Cash Flows for the Three Months Ended
          March 31, 2003 and 2002.........................................................................      4

         Notes to Consolidated Financial Statements.......................................................      5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............      17

Item 3. Quantitative  and  Qualitative  Disclosures  About  Market Risk...................................      27

Item 4. Controls  and Procedures..........................................................................      28

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.........................................................      28

Item 6. Exhibits and Reports on Form 8-K..................................................................      28

        Signatures........................................................................................      31

        Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..........................      32


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          VALERO L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (unaudited, in thousands)

                                                                              March 31,       December 31,
                                                                                2003             2002
                                                                                ----             ----
                                   Assets

Current assets:
 Cash and cash equivalents.............................................     $ 13,042        $ 33,533
 Receivable from Valero Energy.........................................       12,277           8,482
 Accounts receivable...................................................        1,455           1,502
 Other current assets..................................................        1,888             177
                                                                              ------         -------
  Total current assets.................................................       28,662          43,694
                                                                              ------         -------

Property, plant and equipment..........................................       853,415        486,939
Less accumulated depreciation and amortization.........................      (141,934)      (137,663)
                                                                              -------        -------
 Property, plant and equipment, net....................................       711,481        349,276
Goodwill, net..........................................................         4,715          4,715
Investment in Skelly-Belvieu Pipeline Company..........................        16,073         16,090
Other noncurrent assets, net...........................................         4,002          1,733
                                                                              -------        -------
  Total assets.........................................................     $ 764,933      $ 415,508
                                                                              =======        =======

                        Liabilities and Partners' Equity
Current liabilities:
 Current portion of long-term debt.....................................     $     449      $     747
 Accounts payable and accrued liabilities..............................         9,763          8,133
 Payable to Valero Energy..............................................         6,053              -
 Taxes other than income taxes.........................................         2,611          3,797
                                                                              -------        -------
  Total current liabilities............................................        18,876         12,677

Long-term debt, less current portion...................................       383,442        108,911
Other long-term liabilities............................................            25             25
Commitments and contingencies (see Note 5)

Partners' equity:
 Common units..........................................................       238,886        170,655
 Subordinated units....................................................       116,048        117,042
 General partner's equity..............................................         7,656          6,198
                                                                              -------        -------
  Total partners' equity...............................................       362,590        293,895
                                                                              -------        -------
  Total liabilities and partners' equity...............................     $ 764,933      $ 415,508
                                                                              =======        =======
          See accompanying notes to consolidated financial statements.


                          VALERO L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (unaudited, in thousands, except unit and per unit data)

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                      2003            2002
                                                                      ----            ----

Revenues....................................................       $ 31,816        $ 26,024
                                                                     ------          ------

Costs and expenses:
 Operating expenses.........................................         11,661           9,184
 General and administrative expenses........................          1,844           1,788
 Depreciation and amortization..............................          4,283           4,356
                                                                     ------          ------
  Total costs and expenses..................................         17,788          15,328
                                                                     ------          ------

Operating income............................................         14,028          10,696
 Equity income from Skelly-Belvieu
   Pipeline Company.........................................            731             678
 Interest expense, net......................................         (2,377)           (556)
                                                                     ------          ------

Income before income tax expense............................         12,382          10,818
 Income tax expense.........................................              -            (395)
                                                                     ------          ------
Net income..................................................       $ 12,382        $ 10,423
                                                                     ======          ======

Allocation of net income:
 Net income.................................................       $ 12,382        $ 10,423
 Less net income applicable to the Wichita
  Falls Business for the month ended
  January 31, 2002..........................................              -            (650)
                                                                     ------          ------
 Net income applicable to the general and limited
  partners' interests.......................................         12,382           9,773
General partner's interest in net income....................           (624)           (195)
                                                                    -------          ------

Limited partners' interest in net income....................       $ 11,758         $ 9,578
                                                                     ======           =====

Basic and diluted net income per unit applicable to
 limited partners...........................................         $ 0.60          $ 0.50
                                                                       ====            ====

Weighted average number of basic and diluted units
 outstanding................................................     19,556,486      19,241,617
                                                                 ==========      ==========

Cash distributions per unit applicable to limited partners..         $ 0.70          $ 0.65
                                                                       ====            ====


          See accompanying notes to consolidated financial statements.


                          VALERO L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                   Three Months Ended March 31,
                                                                   ---------------------------
                                                                        2003            2002
                                                                        ----            ----
Cash Flows from Operating Activities:
Net income ................................................         $ 12,382        $ 10,423
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization.............................            4,283           4,356
 Equity income from Skelly-Belvieu Pipeline Company........             (731)           (678)
 Distributions of equity income from Skelly-Belvieu
  Pipeline Company.........................................              731             771
 Provision for deferred income taxes.......................                -              54
 Changes in operating assets and liabilities:
  Increase in receivable from Valero Energy................           (3,795)            (35)
  Decrease in accounts receivable..........................               47             259
  Increase in other current assets.........................           (1,711)           (460)
  Increase (decrease) in accounts payable and accrued
   liabilities.............................................            1,630            (109)
  Increase in payable to Valero Energy.....................            6,053               -
  Decrease in taxes other than income taxes................           (1,186)           (674)
 Other, net................................................            2,595             130
                                                                     -------          ------
  Net cash provided by operating activities................           20,298          14,037
                                                                     -------          ------

Cash Flows from Investing Activities:
Maintenance capital expenditures...........................           (1,192)           (789)
Expansion capital expenditures.............................             (940)         (1,009)
Acquisitions...............................................         (364,807)        (64,000)
Distributions in excess of equity income from
 Skelly-Belvieu Pipeline Company...........................               17               -
                                                                     -------          ------
  Net cash used in investing activities....................         (366,922)        (65,798)
                                                                     -------          ------

Cash Flows from Financing Activities:
Proceeds from 6.05% senior note placement, net of discount
 and issuance costs........................................          247,819               -
Proceeds from other long-term debt borrowings..............           25,000          64,000
Repayment of long-term debt................................             (298)            (46)
Distributions to unitholders and general partner...........          (14,121)        (11,788)
Distributions to Valero Energy and affiliates..............                -            (512)
General partner contribution, net of redemption............            1,456               -
Proceeds from sale of common units to the public, net of
 issuance costs............................................          200,342               -
Redemption of common units held by UDS Logistics, LLC......         (134,065)              -
                                                                     -------          ------
 Net cash provided by financing activities.................          326,133          51,654
                                                                     -------          ------

Net decrease in cash and cash equivalents..................          (20,491)           (107)
Cash and cash equivalents as of the beginning of period....           33,533           7,796
                                                                     -------          ------
Cash and cash equivalents as of the end of period..........         $ 13,042         $ 7,689
                                                                     =======          ======

Non-Cash Activities - Adjustment related to the transfer of
the Wichita Falls Business to Valero L.P. by Valero Energy:
     Property, plant and equipment.........................         $      -        $ 64,160
     Accrued liabilities and taxes other than income taxes.                -            (382)
     Deferred income tax liabilities.......................                -         (13,147)
     Net Valero Energy investment..........................                -         (50,631)

          See accompanying notes to consolidated financial statements.


                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 2003 and 2002
                                   (unaudited)

NOTE 1: Organization, Basis of Presentation, Revenue Changes and FASB Statement No. 143

Organization
Valero L.P. is a Delaware limited partnership and through its wholly owned subsidiary, Valero Logistics Operations, L.P. (Valero Logistics), owns and operates most of the crude oil and refined product pipeline and terminalling assets that serve Valero Energy Corporation's (Valero Energy) McKee, Three Rivers and Corpus Christi refineries located in Texas and the Ardmore refinery located in Oklahoma. Valero Logistics also owns and operates the crude oil and intermediate feedstock storage tanks that serve Valero Energy's West plant of the Corpus Christi refinery, the Texas City refinery located in Texas and the Benicia refinery located in California. The pipeline, terminalling and storage tank assets provide for the transportation of crude oil and other feedstocks to the refineries and the transportation of refined products from the refineries to terminals or third-party pipelines for further distribution. Revenues of Valero L.P. and its subsidiaries are earned primarily from providing these services to Valero Energy (see Note 6).

As used in this report, the term Partnership may refer, depending on the context, to Valero L.P., Valero Logistics, or both of them taken as a whole. Riverwalk Logistics, L.P., a wholly owned subsidiary of Valero Energy, is the 2% general partner of Valero L.P. Valero Energy, through various affiliates, is also a limited partner in Valero L.P., resulting in a combined ownership of 49.5% as of March 31, 2003 (see Note 8). The remaining 50.5% limited partnership interest is held by public unitholders.

Valero Energy is an independent refining and marketing company. Its operations consist of 12 refineries with a total throughput capacity of 1.9 million barrels per day and an extensive network of company-operated and dealer-operated convenience stores. Valero Energy's refining operations rely on various logistics assets (pipelines, terminals, marine dock facilities, bulk storage facilities, refinery delivery racks and rail car loading equipment) that support its refining and retail operations, including the logistics assets owned and operated by the Partnership. Valero Energy markets the refined products produced at the McKee, Three Rivers, Ardmore, Corpus Christi, Texas City and Benicia refineries primarily in Texas, Oklahoma, Colorado, New Mexico, Arizona, California and several mid-continent states through a network of company-operated and dealer-operated convenience stores, as well as through other wholesale and spot market sales and exchange agreements.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the 2003 presentation.

Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements as of that date and does not include the balances of the Telfer asphalt terminal acquired in January 2003 or the South Texas Pipelines and Terminals or the Crude Oil Storage Tanks acquired in March 2003 as discussed in Note 3. These consolidated financial statements should be read along with the audited consolidated financial statements and notes thereto included in Valero L.P.'s Annual Report on Form 10-K for the year ended December 31, 2002.

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Changes
Effective January 1, 2003, the Partnership began purchasing the additives that are blended with refined products at the various refined product terminals. As a result, the fee charged to Valero Energy to blend additives into refined products was increased from $0.04 per barrel to $0.12 per barrel to cover the additional cost of the additive.

In conjunction with the acquisitions discussed in Note 3, the Partnership began charging a filtering fee for jet fuel terminalled at the Hobby Airport terminal, and began charging a throughput fee for each barrel of crude oil and intermediate feedstocks received by the West plant of the Corpus Christi refinery, the Texas City refinery and the Benicia refinery representing the type of feedstock stored in the crude oil storage tank assets that were acquired from Valero Energy.

FASB Statement No. 143
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for an obligation associated with the retirement of a tangible long-lived asset. An asset retirement obligation should be recognized in the financial statements in the period in which it meets the definition of a liability as defined in FASB Concepts Statement No. 6, "Elements of Financial Statements." The amount of the liability would initially be measured at fair value. Subsequent to initial measurement, an entity would recognize changes in the amount of the liability resulting from (a) the passage of time and (b) revisions to either the timing or amount of estimated cash flows. Statement No. 143 also establishes standards for accounting for the cost associated with an asset retirement obligation. It requires that, upon initial recognition of a liability for an asset retirement obligation, an entity capitalize that cost by recognizing an increase in the carrying amount of the related long-lived asset. The capitalized asset retirement cost would then be allocated to expense using a systematic and rational method.

The Partnership adopted the provisions of Statement No. 143 effective January 1, 2003 and has determined that it is obligated by contractual or regulatory requirements to remove assets or perform other remediation upon retirement of certain of its assets. Determination of the amounts to be recognized upon adoption is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted risk-free interest rate. However, the fair value of the asset retirement obligation cannot be reasonably estimated, since the settlement dates are indeterminate. The Partnership will record an asset retirement obligation in the period in which it determines the settlement dates. Accordingly, the adoption of Statement No. 143 did not have an impact on the Partnership's financial position or results of operations.

NOTE 2: Equity and Debt Offerings, Redemption of Common Units and Related Transactions

In conjunction with the Partnership's acquisition from Valero Energy of the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks discussed in
Note 3, the Partnership entered into the following transactions on March 18, 2003:

Common Unit Offering
Valero L.P. consummated a public offering of common units, selling 5,750,000 common units to the public at $36.75 per unit, before underwriters' discount of $1.56 per unit. Net proceeds were $202.3 million, or $35.19 per unit, before offering expenses of $2.0 million. In order to maintain a 2% general partner interest, Riverwalk Logistics, L.P. contributed $4.3 million to Valero L.P. (see
Note 9).

Private Placement of 6.05% Senior Notes
Concurrent with the closing of the common unit offering, Valero Logistics issued, in a private placement, $250.0 million of 6.05% senior notes, due March 2013, at a price of 99.719% before consideration of debt issuance costs of $1.5 million. In addition, Valero Logistics borrowed $25.0 million under its amended $175.0 million revolving credit facility.

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Redemption of Common Units and Amendment to Partnership Agreement
Subsequent to the common unit offering and private placement of 6.05% senior notes discussed above, Valero L.P. redeemed from UDS Logistics, LLC, a wholly owned subsidiary of Valero Energy, 3,809,750 common units at a total cost of $134.1 million, or $35.19 per common unit, which is equal to the net per unit price received by Valero L.P. in the common unit offering. In order to maintain a 2% general partner interest, Valero L.P. redeemed a portion of Riverwalk Logistics, L.P.'s general partner interest at a total cost of $2.9 million. In addition to the redemption transaction, Valero L.P. amended its partnership agreement to reduce the vote required to remove the general partner from 66 2/3% to 58% of its outstanding units and to exclude from participating in such a vote the common and subordinated units held by affiliates of the general partner.

Summary
The net proceeds from the common unit offering, the private placement of 6.05% senior notes and the borrowings under the revolving credit facility were used to redeem common units held by UDS Logistics, LLC and acquire the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks discussed in Note 3. A summary of the proceeds received and use of proceeds is as follows (in thousands):

     Proceeds received:
       Sale of common units to the public..............      $ 202,342
       Private placement of 6.05% senior notes.........        249,298
       Borrowings under the revolving credit facility..         25,000
       General partner contribution....................          4,313
                                                               -------
         Total proceeds................................        480,953
                                                               -------
     Use of proceeds:
       South Texas Pipelines and Terminals.............        150,000
       Crude Oil Storage Tanks.........................        200,000
       Redemption of common units......................        134,065
       Redemption of general partner interest..........          2,857
       Professional fees and other costs of equity
        issuance.......................................          2,000
       Debt issuance costs.............................          1,479
                                                               -------
         Total use of proceeds.........................        490,401
                                                               -------
     Net cash on hand paid out.........................       $ (9,448)
                                                               =======

Both the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks acquisitions were approved by the conflicts committee of the board of directors of Valero GP, LLC, the general partner of Riverwalk Logistics, L.P., based in part on an opinion from its independent financial advisor that the consideration paid by the Partnership was fair, from a financial point of view, to the Partnership and its public unitholders.

NOTE 3: Acquisitions

Telfer Asphalt Terminal
On January 7, 2003, the Partnership completed its acquisition of Telfer Oil Company's (Telfer) California asphalt terminal for $15.1 million. The asphalt terminal includes two storage tanks with a combined storage capacity of 350,000 barrels, six 5,000-barrel polymer modified asphalt tanks, a truck rack, rail facilities and various other tanks and equipment. In conjunction with the Telfer acquisition, the Partnership entered into a six-year Terminal Storage and Throughput Agreement with Valero Energy (see Note 6). A portion of the purchase price represented payment to the principal owner of Telfer for a non-compete agreement and for the lease of certain facilities adjacent to the terminal operations.

South Texas Pipelines and Terminals
On March 18, 2003, Valero Energy contributed a South Texas pipeline system to the Partnership for $150.0 million. The South Texas pipeline system is comprised

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the Houston pipeline system, the Valley pipeline system and the San Antonio pipeline system (together referred to as the South Texas Pipelines and Terminals) as follows:

o The Houston pipeline system is a 204-mile refined product pipeline originating in Corpus Christi, Texas and ending in Pasadena, Texas at the Houston ship channel. The pipeline has the capacity to transport 105,000 barrels per day of refined products produced at Valero Energy's Corpus Christi refinery and third party refineries located in Corpus Christi. The pipeline system includes four refined product terminals (Hobby Airport, Placedo, Houston asphalt and Almeda, which is currently idle) with a combined storage capacity of 310,900 barrels of refined products and 75,000 barrels of asphalt.

o The Valley pipeline system is a 130-mile refined product pipeline originating in Corpus Christi and ending in Edinburg, Texas. The pipeline has the capacity to transport 27,100 barrels per day of refined products. Currently, the pipeline transports refined products produced at Valero Energy's Corpus Christi refinery. The pipeline system includes a refined product terminal in Edinburg with a storage capacity of 184,600 barrels.

o The San Antonio pipeline system is comprised of two segments: the north segment, which runs from Pettus, Texas to San Antonio, Texas and the south segment which runs from Pettus to Corpus Christi. The north segment is 74 miles long and has a capacity of 24,000 barrels per day. The south segment is 60 miles long and has a capacity of 15,000 barrels per day and ends at Valero Energy's Corpus Christi refinery. The pipeline system includes a refined product terminal in east San Antonio with a storage capacity of 148,200 barrels.

In conjunction with the South Texas Pipelines and Terminals acquisition, the Partnership entered into several agreements with Valero Energy (see Note 6).

Pro Forma Financial Information
The following unaudited pro forma financial information assumes that the South Texas Pipelines and Terminals acquisition was funded with $111.0 million of net proceeds from the issuance of the 6.05% senior notes, $25.0 million of borrowings under the revolving credit facility, $6.7 million of net proceeds from the issuance of 185,422 common units and the related general partner interest capital contribution and $7.3 million of available cash. The unaudited pro forma financial information for the three months ended March 31, 2003 and 2002, assumes that each of these transactions occurred on January 1, 2003 and 2002, respectively.

                                                                Three Months Ended
                                                                    March 31,
                                                                    ---------
                                                             2003              2002
                                                             ----              ----
                                                                 (in thousands)

   Revenues..............................................    $ 37,660      $ 32,545
   Operating income......................................      16,018        12,058
   Net income............................................      12,718         9,909
   Net income per unit applicable to limited partners....        0.61          0.47


Crude Oil Storage Tanks
On March 18, 2003, Valero Energy contributed 58 crude oil storage tanks and related assets (the Crude Oil Storage Tanks) to the Partnership for $200.0 million. The Crude Oil Storage Tanks consist of certain tank shells, foundations, tank valves, tank gauges, pressure equipment, temperature equipment, corrosion protection, leak detection, tank lighting and related equipment located at the following Valero Energy refineries:

o West plant of the Corpus Christi refinery, which has a total capacity to process 225,000 barrels per day of crude oil and other feedstocks;

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


o Texas City refinery, which has a total capacity to process 243,000 barrels per day of crude oil and other feedstocks; and

o Benicia refinery, which has a total capacity to process 180,000 barrels per day of crude oil and other feedstocks.

Historically, the Crude Oil Storage Tanks have been operated as part of Valero Energy's refining operations and, as a result, no separate fee has been charged related to these assets and, accordingly, no revenues have been recorded. The Crude Oil Storage Tanks have not been accounted for separately and have not been operated as an autonomous business unit. As a result, the purchase of the Crude Oil Storage Tanks represents an asset acquisition and, therefore, no pro forma impact of this transaction has been included above. In conjunction with the Crude Oil Storage Tanks acquisition, the Partnership entered into several agreements with Valero Energy (see Note 6).

Purchase Price Allocations
The Telfer, South Texas Pipelines and Terminals and Crude Oil Storage Tanks acquisitions were accounted for using the purchase method in accordance with FASB Statement No. 141. The purchase price for each acquisition has been initially allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition based on each asset's anticipated contribution to the Partnership, pending completion of final purchase price allocations.


                                                               South Texas       Crude Oil
                                                              Pipelines and        Storage
                                               Telfer           Terminals          Tanks
                                               ------           ---------          -----
                                                             (in thousands)

   Property, plant and equipment............   $ 14,807         $ 150,000        $ 200,000
   Intangible assets........................        250                 -                -


NOTE 4: Long-term Debt

Long-term debt consisted of the following:

                                                                 March 31,          December 31,
                                                                   2003                 2002
                                                                   ----                 ----
                                                                        (in thousands)

     6.05% senior notes due 2013...........................      $ 249,607           $       -
     6.875% senior notes due 2012..........................         99,624              99,700
     8.0% Port Authority of Corpus Christi note payable....          9,660               9,958
     Revolving credit facility.............................         25,000                   -
                                                                   -------             -------
      Total debt...........................................        383,891             109,658
     Less current portion..................................           (449)               (747)
                                                                   -------             -------
      Long-term debt, less current portion.................      $ 383,442           $ 108,911
                                                                   =======             =======

Interest payments totaled $3.8 million and $0.5 million for the three months ended March 31, 2003 and 2002, respectively.

Valero L.P. has no operations and its only asset is its investment in Valero Logistics, which owns and operates the Partnership's pipelines, terminals and crude oil storage tank assets. Valero L.P. has fully and unconditionally guaranteed the senior notes issued by Valero Logistics and any obligations under Valero Logistics' revolving credit facility.

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.05% Senior Notes
On March 18, 2003, Valero Logistics completed the sale of $250.0 million of 6.05% senior notes due March 15, 2013, issued in a private placement, for total proceeds of $249.3 million, before debt issuance costs. Debt issuance costs of $1.5 million are being amortized over the life of the senior notes using the effective interest method. The 6.05% senior notes do not have sinking fund requirements. Interest on the 6.05% senior notes is payable semiannually in arrears on March 15 and September 15 of each year beginning September 15, 2003.

The 6.05% senior notes rank equally with all other existing senior unsecured indebtedness of Valero Logistics, including indebtedness under the revolving credit facility and the 6.875% senior notes due July 15, 2012. The 6.05% senior notes contain restrictions on Valero Logistics' ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the 6.05% senior notes. In addition, the 6.05% senior notes limit Valero Logistics' ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions. The 6.05% senior notes are irrevocably and unconditionally guaranteed on a senior unsecured basis by Valero L.P. The guarantee by Valero L.P. ranks equally with all of its existing unsecured and unsubordinated indebtedness and is required to rank equally with any future unsecured and unsubordinated indebtedness.

The 6.05% senior notes have not been registered under the Securities Act of 1933 or any other securities laws and consequently the 6.05% senior notes are subject to transfer and resale restrictions. At the option of Valero Logistics, the 6.05% senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. The 6.05% senior notes also include registration rights which provide that Valero Logistics will use its best efforts to file, within 90 days of issuance, a registration statement for the exchange of the 6.05% senior notes for new notes of the same series that generally will be freely transferable, and to consummate the exchange offer within 210 days. The 6.05% senior notes also include a change-in-control provision, which requires that an investment grade entity own and control the general partner of Valero L.P. and Valero Logistics. Otherwise, Valero Logistics must offer to purchase the 6.05% senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase.

$175.0 Million Revolving Credit Facility

On March 6, 2003, Valero Logistics entered into an amended revolving credit facility with the various banks included in the existing revolving credit facility and with a group of new banks to increase the revolving credit facility to $175.0 million. In addition, the amount that may be borrowed to fund distributions to unitholders was increased from $25.0 million to $40.0 million. No other significant terms and conditions of the revolving credit facility were changed, except that the "Total Debt to EBITDA Ratio" as defined in the revolving credit facility was changed such that the ratio may not exceed 4.0 to
1.0 (as opposed to 3.0 to 1.0 in the original facility), and Valero L.P. is now guaranteeing the revolving credit facility. This guarantee by Valero L.P. ranks equally with all of its existing unsecured senior obligations and is required to rank equally with any future unsecured senior obligations.

Interest Rate Swaps
During the three months ended March 31, 2003, Valero Logistics entered into interest rate swap agreements to manage its exposure to changes in interest rates. The interest rate swap agreements have an aggregate notional amount of $105.0 million, of which $60.0 million is tied to the maturity of the 6.875%
senior notes and $45.0 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, the Partnership will receive a fixed rate (6.875% and 6.05% for the $60.0 million and $45.0 million of interest rate swap agreements, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement. As of March 31, 2003, the weighted average effective interest rate for the interest rate swaps was 3.7%. The Partnership accounts for the interest rate swaps as fair value hedges, with changes in the fair value of each swap and the related debt instrument recorded as an adjustment to interest expense in the consolidated statement of income.

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5: Commitments and Contingencies

Environmental
The Partnership's operations are subject to extensive federal, state and local environmental laws and regulations. Although the Partnership believes its operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in pipeline, terminalling and storage operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs and liabilities. Accordingly, the Partnership has adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health and the handling, storage, use and disposal of hazardous materials that are designed to prevent material environmental or other damage, and to limit the financial liability which could result from such events. However, some risk of environmental or other damage is inherent in pipeline, terminalling and storage operations, as it is with other entities engaged in similar businesses. Although environmental costs may have a significant impact on results of operations for any single period, the Partnership believes that such costs will not have a material adverse effect on its financial position.

In connection with the South Texas Pipelines and Terminals acquisition discussed in Note 3, Valero Energy has agreed to indemnify the Partnership from environmental liabilities that are known as of March 18, 2003 or are discovered within 10 years after March 18, 2003 related to:

o the South Texas Pipelines and Terminals that arose as a result of events occurring or conditions existing prior to March 18, 2003; and

o any real or personal property on which the South Texas Pipelines and Terminals are located that arose prior to March 18, 2003.

In connection with the Crude Oil Storage Tanks acquisition, Valero Energy has agreed to indemnify the Partnership from environmental liabilities related to:

o the Crude Oil Storage Tanks that arose as a result of events occurring or conditions existing prior to March 18, 2003;

o any real or personal property on which the Crude Oil Storage Tanks are located that arose prior to March 18, 2003; and

o any actions taken by Valero Energy before, on or after March 18, 2003, in connection with the ownership, use or operation of the West plant of the Corpus Christi refinery, the Texas City refinery and the Benicia refinery or the property on which the Crude Oil Storage Tanks are located, or any accident or occurrence in connection therewith.

Legal
The Partnership is involved in various lawsuits, claims and regulatory proceedings incidental to its business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Partnership's financial position or results of operations.

NOTE 6: Related Party Transactions

The Partnership has related party transactions with Valero Energy for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, certain employee costs, insurance costs, operating expenses, administrative costs and rent expense. The receivable from Valero Energy as of December 31, 2002 and through March 18, 2003 represented the net amount due for these related party transactions and the net cash collected under Valero Energy's centralized cash management program on the Partnership's behalf. Beginning March 19, 2003, the receivable from Valero Energy represents amounts due for pipeline tariff, terminalling fee and tank fee revenues and the payable to Valero Energy represents amounts due for employee costs, insurance costs, operating expenses, administrative costs and rent expense.

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes transactions with Valero Energy:

                                                                        Three Months Ended
                                                                            March 31,
                                                                         2003              2002
                                                                         ----              ----
                                                                          (in thousands)

      Revenues..............................................         $ 31,766           $ 25,910
      Operating expenses....................................            4,068              3,407
      General and administrative expenses...................            1,559              1,300

Services Agreement
Under the Services Agreement, Valero Energy provides the Partnership with the corporate functions of legal, accounting, treasury, engineering, information technology and other services for an annual fee of $5.2 million through July of 2008. This annual fee is in addition to the incremental general and administrative costs to be incurred from third parties for services Valero Energy does not provide under the Services Agreement.

The Services Agreement also requires that the Partnership reimburse Valero Energy for various recurring costs of employees who work exclusively within the pipeline, terminalling and storage operations and for certain other costs incurred by Valero Energy relating solely to the Partnership. These employee costs include salary, wage and benefit costs.

Pipelines and Terminals Usage Agreement
Under the Pipelines and Terminals Usage Agreement, Valero Energy agreed to use the Partnership's pipelines to transport at least 75% of the crude oil shipped to and at least 75% of the refined products shipped from Valero Energy's McKee, Three Rivers and Ardmore refineries and to use the Partnership's refined product terminals for terminalling services for at least 50% of all refined products shipped from these refineries until at least April of 2008. For the three months ended March 31, 2003, Valero Energy used the Partnership's pipelines to transport 97% of its crude oil shipped to and 76% of the refined products shipped from the McKee, Three Rivers and Ardmore refineries, and Valero Energy used the Partnership's terminalling services for 57% of all refined products shipped from these refineries.

Telfer Terminal Storage and Throughput Agreement
On January 7, 2003, the Partnership and Valero Energy entered into a Terminal Storage and Throughput Agreement pursuant to which Valero Energy agreed to (a) lease the asphalt storage tanks and related equipment for a monthly fee of $0.60 per barrel of storage capacity, (b) move asphalt through the terminal during the term of the agreement for a fee of $1.25 per barrel of throughput with a guaranteed minimum annual throughput of 280,000 barrels, and (c) reimburse the Partnership for certain costs, including utilities.

South Texas Pipelines and Terminals Agreements
In conjunction with the acquisition of the South Texas Pipelines and Terminals, Valero Energy and the Partnership entered into the following agreements:

o Throughput Commitment Agreement pursuant to which Valero Energy agreed, for an initial period of seven years, to (i) transport in the Houston and Valley pipeline systems an aggregate of 40% of the Corpus Christi refinery gasoline and distillate production but only if the combined throughput on these pipelines is less than 110,000 barrels per day, (ii) transport in the Pettus to San Antonio refined product pipeline 25% of the Three Rivers refinery gasoline and distillate production and in the Pettus to Corpus Christi refined product pipeline 90% of the Three Rivers refinery raffinate production, (iii) use the Houston asphalt terminal for an aggregate of 7% of the asphalt production of the Corpus Christi refinery, (iv) use the Edinburg refined product terminal for an aggregate of 7% of the gasoline and distillate production of the Corpus Christi refinery, but only if the throughput at this terminal is less than 20,000 barrels per day; and (v) use the San Antonio terminal for 75% of the throughput in the Pettus to San Antonio refined product pipeline. In the event Valero Energy does not transport in the pipelines or use the terminals to handle the minimum

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     volume requirements and if its obligation has not been suspended under the terms of the agreement, it will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted average tariff rate or terminal fee. Also, Valero Energy agreed to allow the Partnership to increase its tariff to compensate for any revenue shortfall in the event the Partnership has to curtail throughput on the Corpus Christi to Edinburg refined product pipeline as a result of repair and replacement activities.

o Terminalling Agreements pursuant to which Valero Energy agreed, during the initial period of five years, to pay a terminalling fee for each barrel of refined product stored or handled by or on behalf of Valero Energy at the terminals included in the South Texas Pipelines and Terminals, including an additive fee for gasoline additives blended at the terminals. At the Hobby Airport terminal, Valero Energy will also pay a filtering fee for each barrel of jet fuel stored or handled at the terminal.

Additionally, Valero Energy has indicated to the Partnership that the segment of the Corpus Christi to Edinburg refined product pipeline that runs approximately 60 miles south from Corpus Christi to Seeligson Station may require repair and, in some places, replacement. Valero Energy has agreed to indemnify the Partnership for any costs the Partnership incurs to repair and replace this segment in excess of $1.5 million, which is approximately the amount of capital expenditures the Partnership expects to spend on this segment for the next three years.

Crude Oil Storage Tanks Agreements
In conjunction with the acquisition of the Crude Oil Storage Tanks, Valero Energy and the Partnership entered into the following agreements:

o Handling and Throughput Agreement pursuant to which Valero Energy agreed to pay the Partnership a fee, for an initial period of ten years, for 100% of crude oil delivered to each of the West plant of the Corpus Christi refinery, the Texas City refinery or the Benicia refinery and to use the Partnership for handling all deliveries to these refineries. The throughput fees under the agreement are adjustable annually, generally based on 75% of the regional consumer price index applicable to the location of each refinery.

o Services and Secondment Agreements pursuant to which Valero Energy agreed to second to the Partnership personnel who will provide operating and routine maintenance services with respect to the Crude Oil Storage Tanks. The annual reimbursement for services is an aggregate $3.5 million for the initial year and is subject to adjustment based on actual expenses incurred and increases in the regional consumer price index. The initial term of the Services and Secondment Agreements is ten years with a Partnership option to extend for an additional five years.

o Lease and Access Agreements pursuant to which Valero Energy will lease to the Partnership the real property on which the Crude Oil Storage Tanks are located for an aggregate of $0.7 million per year. The initial term of each lease will be 25 years, subject to automatic renewal for successive one-year periods thereafter. The Partnership may terminate any of these leases upon 30 days notice after the initial term or at the end of a renewal period. In addition, the Partnership may terminate any of these leases upon 180 days notice prior to the expiration of the current term if the Partnership ceases to operate the Crude Oil Storage Tanks or ceases business operations.

Omnibus Agreement
The Omnibus Agreement governs potential competition between Valero Energy and the Partnership. Under the Omnibus Agreement, Valero Energy has agreed, and will cause its controlled affiliates to agree, for so long as Valero Energy controls the general partner, not to engage in the business of transporting crude oil and other feedstocks or refined products, including petrochemicals, or operating crude oil storage tanks or refined product terminalling assets in the United States. This restriction does not apply to:

o any business owned by Valero Energy at the date of its acquisition of Ultramar Diamond Shamrock Corporation on December 31, 2001;

o    any business with a fair market value of less than $10 million;

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



o any business acquired by Valero Energy in the future that constitutes less than 50% of the fair market value of a larger acquisition, provided the Partnership has been offered and declined the opportunity to purchase the business; and

o any newly constructed pipeline, terminalling or storage tank assets that the Partnership has not offered to purchase at fair market value within one year of construction.

NOTE 7: Employee Benefit Expenses

The Partnership, which has no employees, relies on employees of Valero Energy and its affiliates to provide the necessary services to operate the Partnership's assets. Effective January 1, 2003, most of the employees providing services to the Partnership became employees of Valero GP, LLC, a wholly owned subsidiary of Valero Energy. The Valero GP, LLC employees are included in the various employee benefit plans of Valero Energy and its affiliates. These plans include qualified, non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, long-term incentive plans (i.e., unit options and bonuses) and other such benefits.

The Partnership's share of allocated Valero Energy employee benefit plan expenses, was $0.5 million and $0.3 million for the three months ended March 31, 2003 and 2002, respectively. These employee benefit plan expenses are included in operating expenses with the related payroll costs.

Long-Term Incentive Plan
The Board of Directors of Valero GP, LLC previously adopted the "2000 Long-Term Incentive Plan" (the LTIP) under which Valero GP, LLC may award up to 250,000 common units to certain key employees of Valero Energy's affiliates providing services to Valero L.P. and to directors and officers of Valero GP, LLC. Awards under the LTIP can include awards such as unit options, restricted common units, distribution equivalent rights (DERs) and contractual rights to receive common units.

On January 24, 2003, under the LTIP, Valero GP, LLC granted 30,000 contractual rights to receive common units and DERs to its officers and directors, excluding the outside directors. In conjunction with the grant of contractual rights to receive common units under the LTIP, Valero GP, LLC purchased 30,000 newly issued Valero L.P. common units from Valero L.P. for total consideration of $1.1 million. In addition, during the three months ended March 31, 2003, Valero GP, LLC settled the previous purchase of 55,250 common units with the payment of $2.3 million.

In January of 2003, one-third of the previously issued 55,250 contractual rights vested and Valero GP, LLC distributed actual Valero L.P. common units to the officers and directors. Certain of the officers and directors settled their tax withholding on the vested common units by delivering 6,491 common units to Valero GP, LLC. As of March 31, 2003, Valero GP, LLC owns 73,319 common units of Valero L.P.

NOTE 8: Partners' Equity

Outstanding Equity
Prior to the redemption of common units and the common unit offering in March 2003, Valero Energy, through various affiliates, owned 73.6% of Valero L.P.'s outstanding partners' equity. After giving effect to the redemption of common units and the common unit offering, outstanding partners' equity of Valero L.P. as of March 31, 2003 includes 11,624,822 common units (614,572 of which are held by UDS Logistics, LLC and 73,319 of which are held by Valero GP, LLC), 9,599,322 subordinated units held by UDS Logistics, LLC and a 2% general partner interest held by Riverwalk Logistics, L.P. On April 16, 2003, the underwriters of the common unit offering exercised their overallotment option and purchased 581,000 additional common units from Valero L.P. (see Note 9); thus total common units outstanding now total 12,205,822. As a result of the overallotment exercise, Valero Energy now owns 48.2% of Valero L.P., including the 2% general partner interest.

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Net Income per Unit Applicable to Limited Partners
The computation of basic net income per unit applicable to limited partners is based on the weighted-average number of common and subordinated units outstanding during the period. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner's 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding. The general partner's incentive distribution allocation for the three months ended March 31, 2003 and 2002 was $0.4 million and $0.1 million, respectively. The Partnership generated sufficient net income such that the amount of net income allocated to common units was equal to the amount allocated to the subordinated units.

Cash Distributions
The Partnership makes quarterly distributions of 100% of its available cash, generally defined as cash receipts less cash disbursements and cash reserves established by the general partner in its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end. Pursuant to the partnership agreement, the general partner is entitled to incentive distributions if the amount the Partnership distributes with respect to any quarter exceeds specified target levels shown below:


                                                        Percentage of Distribution
                                                        --------------------------
                                                                             General
      Quarterly Distribution Amount per Unit           Unitholders           Partner
      --------------------------------------           -----------           -------

      Up to $0.60...............................             98%                 2%
      Above $0.60 up to $0.66...................             90%                10%
      Above $0.66 up to $0.90...................             75%                25%
      Above $0.90...............................             50%                50%


The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

                                                                   Three Months Ended
                                                                       March 31,
                                                                       ---------
                                                             2003                 2002
                                                             ----                 ----
                                                       (in thousands, except per unit data)

      General partner interest........................     $    319            $    257
      General partner incentive distribution..........          384                  86
                                                             ------              ------
       Total general partner distribution.............          703                 343
      Limited partners' distributions.................       15,264              12,515
                                                             ------              ------
       Total cash distributions.......................     $ 15,967            $ 12,858
                                                             ======              ======

      Cash distributions per unit applicable to
       limited partners...............................     $   0.70            $   0.65
                                                             ======              ======


                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9: Subsequent Events

Distributions
On April 17, 2003, the Partnership declared a quarterly distribution of $0.70 per unit payable on May 15, 2003 to unitholders of record on May 6, 2003.

Exercise of Overallotment Option
On April 11, 2003, Valero L.P. was notified by the underwriters of the common unit offering discussed in Note 2 that they wished to exercise their option to purchase 581,000 additional common units. On April 16, 2003, Valero L.P. closed the exercise of the overallotment option, by selling 581,000 common units at $36.75 per unit, before underwriters' discount of $1.56 per unit. Net proceeds from the underwriters were $20.4 million, or $35.19 per unit, and Riverwalk Logistics, L.P. contributed $0.4 million to maintain its 2% general partner interest. The proceeds and contribution were used to pay down the outstanding balance on the revolving credit facility.

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

         This report includes forward-looking statements regarding future events and the future financial performance of the Partnership. All forward-looking statements are based on the Partnership's beliefs as well as assumptions made by and information currently available to the Partnership. Words such as "believes", "expects", "intends", "forecasts", "projects" and similar expressions, identify forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. These statements reflect the Partnership's current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

o Any reduction in the quantities of crude oil and refined products transported in the Partnership's pipelines and handled at the Partnership's terminals and storage tanks;
o Any significant decrease in the demand for refined products in the markets served by the Partnership's pipelines;
o Any material decline in production by any of Valero Energy's McKee, Three Rivers, Corpus Christi, Texas City, Benicia or Ardmore refineries;
o Any downward pressure on market prices caused by new competing refined product pipelines that could cause Valero Energy to decrease the volumes transported in the Partnership's pipelines;
o Any challenges to the Partnership's tariff rates or changes in the FERC's ratemaking methodology;
o Any material decrease in the supply of or material increase in the price of crude oil available for transport through the Partnership's pipelines and storage tanks;
o Inability to expand the Partnership's business and acquire new assets as well as to attract third party shippers;
o    Conflicts of interest with Valero Energy;
o    Any inability to borrow additional funds;
o Any substantial costs related to environmental risks, including increased costs of compliance;
o    Any change in the credit rating assigned to Valero Logistics' indebtedness;
o    Any change in the credit rating assigned to Valero Energy's indebtedness;
o Any reductions in space allocated to the Partnership in interconnecting third party pipelines;
o    Any material increase in the price of natural gas;
o War, terrorist attacks, threats of war or terrorist attacks or political or other disruptions that limit crude oil production;
o The Partnership's former use of Arthur Andersen LLP as its independent auditor; and o Proposed changes in federal income tax laws.

If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statement. Readers are cautioned not to place undue reliance on this forward-looking information, which is as of the date of this Form 10-Q, and the Partnership undertakes no obligation to update publicly or revise any forward-looking information, whether as a result of new information, future events or otherwise.

Introduction
The following discussion and analysis of the Partnership's results of operations and financial condition should be read in conjunction with Part I - Financial Information, Item 1. Financial Statements.

Effective January 7, 2003, the Partnership acquired an asphalt terminal located in Pittsburg, California from Telfer for $15.1 million in cash. The statement of income for the three months ended March 31, 2003 includes the results of operations of the Telfer asphalt terminal from January 7, 2003 through March 31, 2003.

Effective March 18, 2003, Valero L.P. consummated a public offering of common units resulting in net proceeds of $204.6 million (including the general partner contribution), Valero Logistics issued 6.05% senior notes in a private placement resulting in net proceeds of $247.8 million and Valero Logistics borrowed $25.0 million under its revolving credit facility. These net proceeds, along with cash on hand, were used to redeem 3,809,750 common units owned by UDS Logistics, LLC and a prorata portion of general partner interest for $136.9 million and to pay $350 million related to the contribution by Valero Energy to Valero Logistics of the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks. The statement of income for the three months ended March 31, 2003 includes the results of operations of the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks from March 19, 2003 through March 31, 2003, and includes the impact of the debt and equity financings related to the above acquisitions and redemption.

Seasonality
The operating results of the Partnership are affected by factors affecting the business of Valero Energy, including refinery utilization rates, crude oil prices, the demand for refined products and industry refining capacity.

The throughput of crude oil that the Partnership transports is directly affected by the level of, and refiner demand for, crude oil in markets served directly by the Partnership's crude oil pipelines and crude oil storage tanks. Crude oil inventories tend to increase due to overproduction of crude oil by producing companies and countries and planned maintenance turnaround activity by refiners.

The throughput of the refined products that the Partnership transports is directly affected by the level of, and user demand for, refined products in the markets served directly or indirectly by the Partnership's refined product pipelines and terminals. Demand for gasoline in most markets peaks during the summer driving season, which extends from May through September, and declines during the fall and winter months. Demand for gasoline in the Arizona market, however, generally is higher in the winter months than summer months due to greater tourist activity and second home usage in the winter months.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

The results of operations for the three months ended March 31, 2003 presented in the following table are derived from the consolidated statement of income for Valero L.P. and subsidiaries for the three months ended March 31, 2003, which includes the results of operations of the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks for the period from March 19, 2003 through March 31, 2003. The results of operations for the three months ended March 31, 2002 presented in the following table are derived from the consolidated statement of income for Valero L.P. and subsidiaries for the three months ended March 31, 2002, which includes the Wichita Falls Business for the month ended January 31, 2002 prior to its actual acquisition on February 1, 2002.

    Financial Data:
                                                                        Three Months Ended March 31,
                                                                          2003                2002
                                                                          ----                ----
    Statement of Income Data:                                                  (in thousands)

    Revenues........................................................    $ 31,816            $ 26,024
                                                                          ------              ------
    Costs and expenses:
      Operating expenses............................................      11,661               9,184
      General and administrative expenses...........................       1,844               1,788
      Depreciation and amortization.................................       4,283               4,356
                                                                          ------              ------
       Total costs and expenses.....................................      17,788              15,328
                                                                          ------              ------

    Operating income................................................      14,028              10,696
      Equity income from Skelly-Belvieu Pipeline Company............         731                 678
      Interest expense, net.........................................      (2,377)               (556)
                                                                          ------              ------
    Income before income tax expense................................      12,382              10,818
      Income tax expense............................................           -                (395)
                                                                          ------              ------
    Net income......................................................      12,382              10,423
      Less net income applicable to general partner.................        (624)               (195)
      Less net income related to the Wichita Falls Business
       for the month ended January 31, 2002......................              -                (650)
                                                                          ------              ------
    Net income applicable to the limited partners' interest........     $ 11,758            $  9,578
                                                                          ======              ======

    Net income per unit applicable to limited partners.............     $   0.60            $   0.50
                                                                          ======              ======

    Weighted average number of limited partnership units
     outstanding.................................................     19,556,486          19,241,617
                                                                      ==========          ==========

    Earnings before interest, taxes and depreciation and
     amortization (EBITDA) (a)....................................      $ 19,042            $ 15,730
                                                                          ======              ======
    Distributable cash flow (a)....................................     $ 15,490            $ 14,478
                                                                          ======              ======

                                                                       March 31,          December 31,
    Balance Sheet Data:                                                   2003                2002
                                                                          ----                ----

    Long-term debt, including current portion (1)..................    $ 383,891           $ 109,658
    Partners' equity (2)...........................................      362,590             293,895
    Debt-to-capitalization ratio (1) / ((1)+(2))...................         51.4 %              27.2%


(a) The following is a reconciliation of income before income tax expense to EBITDA and distributable cash flow.

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                       2003               2002
                                                                       ----               ----
                                                                           (in thousands)

        Income before income tax expense.....................       $ 12,382            $ 10,818
         Plus interest expense, net..........................          2,377                 556
         Plus depreciation and amortization..................          4,283               4,356
                                                                      ------              ------
        EBITDA                                                        19,042              15,730
         Less equity income from Skelly-Belvieu Pipeline
           Company...........................................           (731)               (678)
         Less interest expense, net..........................         (2,377)               (556)
         Less maintenance capital expenditures...............         (1,192)               (789)
         Plus distributions from Skelly-Belvieu Pipeline
          Company............................................            748                 771
                                                                      ------              ------
        Distributable cash flow..............................       $ 15,490            $ 14,478
                                                                      ======              ======

     For a discussion regarding the Partnership's rationale for utilizing the non-GAAP measures of EBITDA and distributable cash flow, please see Valero L.P.'s Annual Report on Form 10-K for the year ended December 31, 2003.

Operating Data:

The following table reflects total throughput, on a barrels per day basis, for the Partnership's crude oil pipelines, refined product pipelines, refined product terminals and crude oil storage tanks for the three months ended March 31, 2003 and 2002. On March 18, 2003, the Partnership acquired the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks from Valero Energy. The throughput related to these newly acquired assets included in the table below is calculated based on throughput for the period from March 19, 2003 to March 31, 2003 divided by the 90 days in the quarter.


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                 2003          2002        % Change
                                                 ----          ----        --------
                                                  (barrels per day)

  Crude oil pipeline throughput...........     332,760       312,387          7%
                                               =======       =======

  Refined product pipeline throughput.....     296,816       262,872         13%
                                               =======       =======

  Refined product terminal throughput.....     176,797       175,816          1%
                                               =======       =======

  Crude oil storage tank throughput.......      77,458           N/A        N/A
                                                ======

Net income for the three months ended March 31, 2003 was $12.4 million as compared to $10.4 million for the three months ended March 31, 2002. The increase of $2.0 million was primarily attributable to the additional net income generated from the higher throughput volumes in the crude oil pipelines and the acquisition of the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks on March 18, 2003. Net income generated by the acquired assets from March 19, 2003 through March 31, 2003 totaled $1.1 million. The increase in net income resulting from the above factors was partially offset by the impact of lower throughput barrels in the Partnership's other refined product pipelines and terminals resulting from economic-based refinery production cuts at Valero Energy's McKee and Ardmore refineries and lower throughput barrels at Valero Energy's Three Rivers refinery related to the oil workers' strike in Venezuela.

Revenues for the three months ended March 31, 2003 were $31.8 million as compared to $26.0 million for the three months ended March 31, 2002, an increase of 22% or $5.8 million. The following discusses significant revenue increases and decreases:

o revenues for the Corpus Christi to Three Rivers, Ringgold to Wasson and Wichita Falls to McKee crude oil pipelines increased a combined $1.4 million for the three months ended March 31, 2003 as compared to 2002 due to a combined 19% increase in throughput barrels. During the first quarter of 2002, Valero Energy initiated economic-based refinery production cuts at each of the McKee, Ardmore and Three Rivers refineries and performed refinery turnarounds at the McKee and Three Rivers refineries. During January and early February of 2003, Valero Energy again initiated economic-based refinery production cuts; however, refining fundamentals improved significantly by mid-February and as a result Valero Energy maximized production at each of these refineries for the remainder of the first quarter of 2003. In addition, the only major refinery turnaround project during the first quarter of 2003 was at the Ardmore refinery, which began in the last half of March and continued through late April 2003;

o revenues for the crude hydrogen pipeline, which was acquired on May 29, 2002, were $0.4 million for the three months ended March 31, 2003;

o revenues for the South Texas Pipelines from March 19, 2003 to March 31, 2003 totaled $0.9 million based on throughput of 1,974,956 barrels;

o revenues for the Partnership's other refined product pipelines increased $0.4 million primarily due to increased throughput barrels in the Three Rivers refined product pipelines for the three months ended March 31, 2003 as compared to 2002. Revenues and throughput barrels in the McKee and Ardmore refined product pipelines for the three months ended March 31, 2003 were comparable to 2002;

o revenues for the refined product terminals, excluding the Telfer asphalt terminal and the South Texas Terminals, increased $0.2 million primarily due to an increase in the additive blending fee from $0.04 per barrel to $0.12 per barrel effective January 1, 2003, as throughput barrels in refined product terminals decreased 5%. Revenues for the Telfer asphalt terminal, which was acquired on January 7, 2003, were $1.0 million and throughput was 201,350 barrels for the three months ended March 31, 2003. Revenues for the South Texas Terminals from March 19, 2003 through March 31, 2003 totaled $0.2 million based on throughput of 704,945 barrels; and

o revenues for the Crude Oil Storage Tanks from March 19, 2003 through March 31, 2003 totaled $1.4 million based on throughput of 6,971,237 barrels.

Operating expenses increased $2.5 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 primarily due to the following items:

o the acquisition of the South Texas Pipelines and Terminals increased operating expenses by $0.5 million;

o the acquisitions of the Telfer asphalt terminal and crude hydrogen pipeline increased operating expenses by $0.4 million;

o the acquisition of the Crude Oil Storage Tanks increased operating expenses by $0.2 million;

o employee benefit expenses increased as a result of higher accruals for incentive compensation as a result of higher net income and increases in medical and pension costs; and

o maintenance expenses, excluding the impact of acquisitions, increased $1.1 million due primarily to the increased number of pipeline and terminal integrity inspections performed during the first quarter of 2003 as compared to 2002 and increased chemical expenses related to drag reducing agents and gasoline additives.

General and administrative expenses were as follows:

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      2003            2002
                                                                      ----            ----
                                                                          (in thousands)

         Services Agreement...................................     $ 1,300         $ 1,300
         Third party expenses.................................         706             604
         General and administrative expenses related to the
          Wichita Falls Business for the month ended
          January 31, 2002....................................           -              40
         Reimbursement from partners on jointly owned
          pipelines...........................................        (162)           (156)
                                                                     -----           -----
           General and administrative expenses................     $ 1,844         $ 1,788
                                                                     =====           =====

General and administrative expenses increased 3% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 due primarily to an increase in general and administrative costs from third parties. In addition to the annual fee charged by Valero Energy to the Partnership for general and administrative services, the Partnership incurs costs (e.g., unitholder annual reports, preparation and mailing of income tax reports to unitholders and director fees) as a result of being a publicly held entity.

Depreciation and amortization expense decreased slightly during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 as certain assets became fully depreciated and no depreciation was recognized for the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks acquired on March 18, 2003. The Partnership begins depreciating assets in the month following acquisition.

Equity income from Skelly-Belvieu Pipeline Company for the three months ended March 31, 2003 increased 8% as compared to the three months ended March 31, 2002 due to a 6% increase in throughput barrels in the Skellytown to Mont Belvieu refined product pipeline.

Interest expense for the three months ended March 31, 2003 was $2.4 million, net of interest income and capitalized interest of $0.1 million, as compared to $0.6 million of interest expense, net of interest income and capitalized interest of $0.1 million for the three months ended March 31, 2002. Interest expense was higher in 2003 due to interest expense related to the $100.0 million of 6.875% senior notes issued in July of 2002, and interest expense related to the private placement of $250.0 million of 6.05% senior notes and $25.0 million of borrowings under the revolving credit facility commencing March 18, 2003. The 2003 borrowings were used to fund the common unit redemption and a portion of the South Texas Pipelines and Terminals acquisition, all of which closed in March 2003. The 2002 borrowings were used to repay borrowings under the variable-rate revolving credit facility. Partially offsetting the higher interest expense in 2003 from the above factors is the effect of interest rate swaps entered into during the three months ended March 31, 2003. The Partnership entered into $105.0 million (notional amount) of interest rate swaps, which effectively convert $105.0 million of fixed-rate debt to variable-rate debt, reducing the effective interest rate on such debt by approximately 300 basis points based on current rates.

Income tax expense for the three months ended March 31, 2002 represents income tax expense incurred by the Wichita Falls Business during the month ended January 31, 2002, prior to the transfer of the Wichita Falls Business to the Partnership.

Net income for the three months ended March 31, 2002 includes $0.7 million of net income related to the Wichita Falls Business for the month ended January 31, 2002, which was allocated entirely to the general partner. Net income applicable to the general partner for the three months ended March 31, 2003 includes the effect of $0.4 million of incentive distributions.

Financial Outlook

The second quarter of 2003 began where the first quarter left off, with improved refining and marketing fundamentals relative to 2002. The combination of low crude oil and refined product inventories industry-wide and good underlying demand should result in higher throughput volumes in the Partnership's pipelines, terminals and storage tanks compared to a year ago.

These factors, coupled with increased net income from the acquisitions completed in the first quarter of 2003, should allow the Partnership to report net income per unit in the second quarter of 2003 that exceeds the net income per unit reported for the second quarter of 2002, notwithstanding the impact of the 2,521,250 net increase in common units outstanding resulting from the recent common unit offering and redemption transaction.

Liquidity and Capital Resources

The Partnership's primary cash requirements, in addition to normal operating expenses, are for capital expenditures (both maintenance and expansion), business and asset acquisitions, distributions to partners and debt service. The Partnership expects to fund its short-term needs for such items as maintenance capital expenditures and quarterly distributions to the partners from operating cash flows. Capital expenditures for long-term needs resulting from future expansion projects and acquisitions are expected to be funded by a variety of sources including cash flows from operating activities, borrowings under the revolving credit facility and the issuance of additional common units, debt securities and other capital market transactions.

      Amended Revolving Credit Facility
On March 6, 2003, Valero Logistics amended its revolving credit facility, increasing its credit limit to $175.0 million. On March 18, 2003, Valero Logistics borrowed $25.0 million under the revolving credit facility to partially fund the purchase of the South Texas Pipelines and Terminals from Valero Energy. The revolving credit facility expires on January 15, 2006. At Valero Logistics' option, borrowings under the revolving credit facility bear interest based on either an alternative base rate or LIBOR. Valero Logistics also incurs a facility fee on the aggregate commitments of lenders under the revolving credit facility, whether used or unused. Borrowings under the revolving credit facility may be used for working capital and general partnership purposes; however, borrowings to fund distributions to unitholders are limited to $40.0 million. All borrowings designated as borrowings subject to the $40.0 million sublimit must be reduced to zero for a period of at least 15 consecutive days during each fiscal year. The revolving credit facility also allows Valero Logistics to issue letters of credit for an aggregate of $75.0 million.

The amended revolving credit facility requires that Valero Logistics maintain certain financial ratios and includes other restrictive covenants, including a prohibition on distributions by Valero Logistics to Valero L.P. if any default, as defined in the revolving credit facility, exists or would result from the distribution. Valero L.P. has guaranteed the obligations under the revolving credit facility.

      6.05% Senior Notes
On March 18, 2003, Valero Logistics issued, in a private placement, $250.0 million of 6.05% senior notes, due March 15, 2013, for proceeds of $247.8 million, net of discount of $0.7 million and debt issuance costs of $1.5 million. The net proceeds were used to redeem 3,809,750 common units held by an affiliate of Valero Energy ($134.1 million), redeem a related portion of the general partner interest ($2.9 million) and partially fund the South Texas Pipelines and Terminals acquisition. The 6.05% senior notes are redeemable and do not have sinking fund requirements. Interest on the 6.05% senior notes is payable semiannually in arrears on March 15 and September 15 of each year beginning September 15, 2003. Valero L.P. has fully and unconditionally guaranteed the 6.05% senior notes.

The 6.05% senior notes have not been registered under the Securities Act of 1933 or any other securities laws and consequently the 6.05% senior notes are subject to transfer and resale restrictions. However, the 6.05% senior notes include registration rights which provide that Valero Logistics will use its best efforts to file, within 90 days, a registration statement for the exchange of the 6.05% senior notes for new notes of the same series that generally will be freely transferable and to consummate the exchange within 210 days.

      6.875% Senior Notes
The 6.875% senior notes are due July 15, 2012 with interest payable on January 15 and July 15 of each year. The 6.875% senior notes are redeemable and do not have sinking fund requirements and rank equally with all other existing senior unsecured indebtedness of Valero Logistics, including indebtedness under the revolving credit facility. Valero L.P. has guaranteed the 6.875% senior notes.

      Common Unit Offering
On March 18, 2003, Valero L.P. closed on a public offering of 5,750,000 common units at a price of $36.75 per unit, before underwriters' discount of $1.56 per unit, for net proceeds of $202.3 million before offering expenses of $2.0 million. In order to maintain its 2% general partner interest, Riverwalk Logistics, L.P. made a $4.3 million general partner contribution. The Partnership used the net proceeds of the common unit offering and the general partner contribution primarily to fund the acquisition of the Crude Oil Storage Tanks. On April 16, 2003, Valero L.P. closed on the exercise of the underwriters' overallotment option, by selling 581,000 common units at $35.19 per unit. Net proceeds from this sale of $20.4 million, combined with $0.4 million contributed by Riverwalk Logistics, L.P. to maintain its 2% general partner interest, were used to pay down the outstanding balance on the revolving credit facility.

      Shelf Registration Statement
On June 6, 2002, Valero L.P. and Valero Logistics filed a $500.0 million universal shelf registration statement with the Securities and Exchange Commission covering the issuance of an unspecified amount of common units or debt securities or a combination thereof. Valero L.P. may, in one or more offerings, offer and sell common units representing limited partner interests in Valero L.P. Valero Logistics may, in one or more offerings, offer and sell its debt securities, which will be fully and unconditionally guaranteed by Valero L.P. As a result of the July 2002 6.875% senior note offering by Valero Logistics and the March 2003 common unit offering (including the overallotment option) by Valero L.P., the remaining balance under the universal shelf registration statement is $167.3 million.

      Interest Rate Swaps
During the three months ended March 31, 2003, Valero Logistics entered into interest rate swap agreements to manage its exposure to changes in interest rates. The interest rate swap agreements have an aggregate notional amount of $105.0 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $45.0 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, the Partnership will receive the fixed rate (6.875% and 6.05%, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement. The Partnership accounts for the interest rate swaps as fair value hedges, with changes in the fair value of each swap and the related debt instrument recorded as an adjustment to interest expense in the consolidated statement of income.

      Distributions
Valero L.P.'s partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and the general partner will receive. During the subordination period, the holders of Valero L.P.'s common units are entitled to receive each quarter a minimum quarterly distribution of $0.60 per unit ($2.40 annualized) prior to any distribution of available cash to holders of Valero L.P.'s subordinated units. The subordination period is defined generally as the period that will end on the first day of any quarter beginning after March 31, 2006 if (1) Valero L.P. has distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four-quarter periods and (2) Valero L.P.'s adjusted operating surplus, as defined in the partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable Valero L.P. to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2% general partner interest during those periods. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units, on a one-for-one basis. The general partner is entitled to incentive distributions if the amount Valero L.P. distributes with respect to any quarter exceeds $0.60 per unit.

The following table reflects the allocation of the total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

                                                                 Three Months Ended March 31,
                                                                 ---------------------------
                                                                  2003               2002
                                                                  ----               ----
                                                             (in thousands, except per unit data)

  General partner interest..............................       $    319           $    257
  General partner incentive distribution................            384                 86
                                                                 ------             ------
    Total general partner distribution..................            703                343
  Limited partners' distributions.......................         15,264             12,515
                                                                 ------             ------
    Total cash distributions............................       $ 15,967           $ 12,858
                                                                 ======             ======

  Cash distributions per unit applicable to limited
    partners............................................       $   0.70           $   0.65
                                                                 ======             ======

In February 2003, Valero L.P. paid a quarterly cash distribution of $0.70 per unit for the fourth quarter of 2002.

      Capital Requirements
The petroleum pipeline and storage industry is capital-intensive, requiring significant investments to maintain, upgrade or enhance existing operations and to comply with environmental and safety regulations. The Partnership's capital expenditures consist primarily of:

o maintenance capital expenditures, such as those required to maintain equipment reliability and safety and to address environmental regulations; and

o expansion capital expenditures, such as those to expand and upgrade pipeline capacity and to construct new pipelines, terminals and storage tanks. In addition, expansion capital expenditures may include acquisitions of pipelines, terminals or storage tank assets.

During the three months ended March 31, 2003, the Partnership incurred maintenance capital expenditures of $1.2 million primarily related to tank and pipeline pump station upgrades at numerous locations. Expansion capital expenditures of $0.9 million during the three months ended March 31, 2003 were related to modifications of the Albuquerque refined product terminal, the addition of new pumps on the Wichita Falls to McKee crude oil pipeline and initial construction of the Nuevo Laredo pipeline and propane terminal.

For the remainder of 2003, the Partnership expects to incur approximately $24 million of capital expenditures including approximately $2 million for maintenance capital expenditures and approximately $22 million for expansion capital expenditures, including a pipeline from Laredo, Texas to Nuevo Laredo, Mexico and a propane terminal in Nuevo Laredo. The Partnership expects to fund its capital expenditures from cash provided by operations and to the extent necessary, from proceeds of borrowings under the revolving credit facility or debt and equity offerings.

Acquisitions during the first quarter of 2003 include the January 7, 2003 purchase of an asphalt terminal from Telfer for $15.1 million and the March 18, 2003 purchases of the South Texas Pipelines and Terminals and Crude Oil Storage Tanks from Valero Energy for a total of $350.0 million. Acquisitions during the first quarter of 2002 represent the February 1, 2002 purchase, under a purchase option included in the Omnibus Agreement, of the Wichita Falls crude oil pipeline and storage facilities from Valero Energy for $64.0 million, which was funded with proceeds under the revolving credit facility.

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

      Environmental
The Partnership is subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management and pollution prevention measures. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters is expected to increase.

Valero Energy has agreed to indemnify the Partnership, for a period of approximately 10 years, for pre-acquisition environmental damage related to assets transferred or otherwise acquired by the Partnership from Valero Energy. These indemnifications do not include liabilities that result from a change in environmental law subsequent to acquisition. As an operator or owner of the assets, the Partnership could be held liable for pre-acquisition environmental damage should Valero Energy be unable to fulfill its obligation. However, the Partnership believes that such a situation is remote given Valero Energy's financial condition. As of March 31, 2003, the Partnership is not aware of any material environmental liabilities that were not covered by the environmental indemnifications.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Partnership is exposed is interest rate risk on its debt. The Partnership manages its debt considering various financing alternatives available in the market and manages its exposure to changing interest rates principally through the use of a combination of fixed and variable-rate debt. In addition, the Partnership utilizes interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt.

Borrowings under the revolving credit facility expose the Partnership to increases in the benchmark interest rate underlying its variable-rate revolving credit facility. As of March 31, 2003, the Partnership's fixed-rate debt consisted of the 6.05% senior notes, the 6.875% senior notes and the 8.0% Port of Corpus Christi Authority note payable.

The following table provides information about the Partnership's long-term debt and interest rate derivative instruments, all of which are sensitive to changes in interest rates. For long-term debt, principal cash flows and related weighted-average interest rates by expected maturity dates are presented. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Weighted-average variable rates are based on implied forward interest rates in the yield curve at the reporting date.

                                                                            March 31, 2003
                                 ---------------------------------------------------------------------------------------------------
                                                           Expected Maturity Dates
                                 -------------------------------------------------------------------------
                                                                                                   There-                      Fair
                                   2003       2004         2005          2006         2007         after         Total         Value
                                   ----       ----         ----          ----         ----         -----         -----         -----
                                                           (in thousands, except interest rates)
Long-term Debt:
 Fixed rate...................    $ 449      $ 485       $ 524       $    566        $ 611       $ 357,025    $ 359,660    $ 373,214
   Average interest rate......      8.0%       8.0%        8.0%           8.0%         8.0%            6.3%         6.3%
 Variable rate................    $   -      $   -       $   -       $ 25,000        $   -       $       -    $  25,000    $  25,000
   Average interest rate......        -          -           -            3.4%           -               -          3.4%

Interest Rate Swaps
 Fixed to Variable:
  Notional amount.............    $   -      $   -       $   -       $               $   -       $ 105,000    $ 105,000         $223
   Average pay rate...........      3.3%       4.2%        5.4%           6.2%         6.8%            7.6%         6.6%
   Average receive rate.......      6.5%       6.5%        6.5%           6.5%         6.5%            6.5%         6.5%


                                                                           December 31, 2002
                                 ---------------------------------------------------------------------------------------------------
                                                           Expected Maturity Dates
                                 -------------------------------------------------------------------------
                                                                                                   There-                      Fair
                                   2003       2004         2005          2006         2007         after         Total         Value
                                   ----       ----         ----          ----         ----         -----         -----         -----
                                                         (in thousands, except interest rates)
Long-term Debt:
 Fixed rate...................    $ 747      $ 485       $ 524          $ 566        $ 611       $ 107,025    $ 109,958    $ 109,922
   Average interest rate......      8.0%       8.0%        8.0%           8.0%         8.0%            6.9 %        7.0%
 Variable rate................    $   -      $   -       $   -          $   -        $   -       $       -    $       -      $     -

  Average interest rate.......        -          -           -              -            -               -            -

Prior to 2003, the Partnership did not engage in interest rate hedging transactions.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

     The principal executive officer and principal financial officer of Valero GP, LLC have evaluated Valero L.P.'s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on that evaluation, these officers concluded that the design and operation of Valero L.P.'s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Valero L.P. in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)  Changes in internal controls.

     There have been no significant changes in Valero L.P.'s internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of the certifying officers' certifications pursuant to Rule 13a-14 included with Valero L.P.'s Form 10-K for the year ended December 31, 2002.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On March 6, 2003, Valero L.P. amended its partnership agreement to provide that its general partner may be removed by the vote of holders of at least 58% of Valero L.P.'s outstanding common and subordinated units, excluding the common and subordinated units held by affiliates of its general partner. Valero L.P. also amended its partnership agreement to provide that the election of a successor general partner upon any such removal be approved by the holders of a majority of the common units, excluding the common units held by affiliates of its general partner. Prior to the amendment, the partnership agreement provided that Valero L.P.'s general partner could be removed by the vote of the holders of at least 66 2/3% of the outstanding common and subordinated units, including the common and subordinated units held by affiliates of its general partner, which effectively allowed Valero Energy to block removal of the general partner.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 3.1 Third Amended and Restated Agreement of Limited Partnership of Valero L.P.

     Exhibit 4.1    Second Supplemental Indenture dated as of March 18, 2003, to
                    Indenture Dated as of July 15, 2002, as amended and supplemented by a First Supplemental Indenture thereto dated as of July 15, 2002, in each case, among Valero Logistics
                    Operations, Valero L.P. and The Bank of New York, as trustee

     Exhibit 10.1 Handling and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operations, L.P.
                    dated as of March 18, 2003

     Exhibit 10.2   Services and Secondment  Agreement  between Valero  Refining
                    Company - California and Valero  Logistics  Operation,  L.P.
                    dated as of March 18, 2003

     Exhibit 10.3   Services and Secondment  Agreement between Valero Refining -
                    Texas, L.P. and Valero Logistics Operations, L.P. dated as of March 18, 2003


     Exhibit 10.4   Throughput   Commitment   Agreement   by  and  among  Valero
                    Marketing   and  Supply   Company   and   Valero   Logistics
                    Operations, L.P. and Valero L.P. dated as of March 18, 2003

     Exhibit 10.5 Terminalling Agreement (Edinburg) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P.
                    dated as of March 18, 2003

     Exhibit 10.6   Terminalling  Agreement  (Houston  Asphalt)  between  Valero
                    Marketing   and  Supply   Company   and   Valero   Logistics
                    Operations, L.P. dated as of March 18, 2003

     Exhibit 10.7   Terminalling   Agreement   (Hobby  Airport)  between  Valero
                    Marketing   and  Supply   Company   and   Valero   Logistics
                    Operations, L.P. dated as of March 18, 2003

     Exhibit 10.8 Terminalling Agreement (Placedo) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P.
                    dated as of March 18, 2003

     Exhibit 10.9   Terminalling  Agreement  (San Antonio East)  between  Valero
                    Marketing   and  Supply   Company   and   Valero   Logistics
                    Operations, L.P. dated as of March 18, 2003

     Exhibit 10.10  Registration  Rights  Agreement  dated  March 18, 2003 among
                    Valero Logistics Operations, L.P., Valero L.P. and the initial purchasers of Valero Logistics Operations, L.P.
                    6.05% Senior Notes due 2013

     Exhibit 12.1   Statement  of  Computation  of  Ratio of  Earnings  to Fixed
                    Charges

     Exhibit 23.1   Consent of Ernst & Young LLP

     Exhibit 99.1   Certification  of Curtis V. Anastasio  pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 99.2   Certification  of  Steven  A.  Blank  pursuant  to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  Reports on Form 8-K

     (i) On February 27, 2003, Valero L.P. furnished pursuant to Regulation FD a Current Report on Form 8-K dated February 27, 2003 reporting Item 9 (Regulation FD Disclosure) and furnishing a copy of the news release with respect to Valero L.P.'s earnings guidance for the first quarter of 2003.

     (ii) On March 10, 2003, Valero L.P. furnished pursuant to Regulation FD a Current Report on Form 8-K dated March 7, 2003 reporting Item 9 (Regulation FD Disclosure) and furnishing a copy of the news release with respect to Valero L.P.'s proposed acquisition of certain assets from Valero Energy and the redemption of approximately 3.8 million common units held by Valero Energy. Financial statements were not filed with this report.

     (iii) On March 10, 2003, Valero L.P. furnished pursuant to Regulation FD a Current Report on Form 8-K dated March 10, 2003 reporting Item 9 (Regulation FD Disclosure) and furnishing a copy of the slide presentation made by Valero L.P.'s management to analysts and investors in March 2003 during the roadshow presentations related to the sale of 5,750,000 common units to the public. Financial statements were not filed with this report.

     (iv) On March 14, 2003, Valero L.P. filed a Current Report on Form 8-K dated March 10, 2003 reporting Item 5 (Other Events) in connection with Valero L.P.'s announcement of a public offering of 5,750,000 common units. Financial statements were not filed with this report.

     (v) On March 14, 2003, Valero L.P. filed a Current Report on Form 8-K dated March 10, 2003 reporting Item 5 (Other Events) in connection with Valero Logistics Operations, L.P.'s announcement of a private placement of up to $250.0 million of senior notes. Financial statements were not filed with this report.

     (vi) On March 17, 2003, Valero L.P. filed a Current Report on Form 8-K dated March 12, 2003 reporting Item 5 (Other Events) in connection with Valero L.P.'s execution of an underwriting agreement for the public offering of 5,750,000 common units (plus up to an additional 862,500 common units subject to an overallotment option) under Valero L.P.'s shelf registration statement. The sales price of the common units was $36.75 per unit with an underwriting discount of $1.56 per unit. In addition, UDS Logistics, LLC and Valero L.P. entered into a common unit redemption agreement dated March 12, 2003 for the redemption from UDS Logistics, LLC of 3,809,750 common units for an aggregate redemption price of $134.1 million or $35.19 per unit. Financial statements were not filed with this report.

     (vii) On April 2, 2003, Valero L.P. filed a Current Report on Form 8-K dated March 18, 2003 reporting Item 2 (Acquisition or Disposition of Assets) in connection with Valero L.P.'s acquisition of (a) 58 crude oil storage tanks with a capacity of approximately 11.0 million barrels for $200.0 million and (b) the Valero South Texas Pipelines and Terminals Business consisting of three pipeline systems with an aggregate capacity of 171,100 barrels per day for $150.0 million. Filed in Item 7 (Financial Statements and Exhibits) of the Form 8-K were (1) audited financial statements for the Valero South Texas Pipeline and Terminal Business as of and for the year ended December 31, 2002, and (2) pro forma financial statements for Valero L.P. and subsidiaries as of and for the year ended December 31, 2002 that give effect to the acquisition of the Valero South Texas Pipeline and Terminal Business.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VALERO L.P.
(Registrant)
By: Riverwalk Logistics, L.P., its general partner
       By: Valero GP, LLC, its general partner


By:             /s/ Curtis V. Anastasio
         -------------------------------------
         (Curtis V. Anastasio)
         President and Chief Executive Officer
         May 9, 2003

By:             /s/ Steven A. Blank
         -------------------------------------
         (Steven A. Blank)
         Chief Financial Officer
         May 9, 2003

By:             /s/ Clayton E. Killinger
         -------------------------------------
         (Clayton E. Killinger)
         Vice President and Controller
         May 9, 2003

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Curtis V. Anastasio, the principal executive officer of Valero GP, LLC, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Valero L.P.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ Curtis V. Anastasio
-----------------------------------------------
Curtis V. Anastasio
President, Chief Executive Officer and Director

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Steven A. Blank, the principal financial officer of Valero GP, LLC, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Valero L.P.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 9, 2003

/s/ Steven A. Blank
-------------------------------------------------
Steven A. Blank
Senior Vice President and Chief Financial Officer

                                                                     Exhibit 3.1


                           THIRD AMENDED AND RESTATED

                        AGREEMENT OF LIMITED PARTNERSHIP

                                       OF

                                   VALERO L.P.

                                TABLE OF CONTENTS


                                    ARTICLE I
                                   DEFINITIONS

SECTION 1.1   Definitions......................................................2
SECTION 1.2   Construction....................................................22

                                   ARTICLE II
                                  ORGANIZATION

SECTION 2.1   Formation.......................................................22
SECTION 2.2   Name............................................................22
SECTION 2.3   Registered Office; Registered Agent; Principal Office;
              Other Offices...................................................22
SECTION 2.4   Purpose and Business............................................23
SECTION 2.5   Powers..........................................................23
SECTION 2.6   Power of Attorney...............................................23
SECTION 2.7   Term............................................................25
SECTION 2.8   Title to Partnership Assets.....................................25

                                   ARTICLE III
                           RIGHTS OF LIMITED PARTNERS

SECTION 3.1   Limitation of Liability.........................................26
SECTION 3.2   Management of Business..........................................26
SECTION 3.3   Outside Activities of the Limited Partners......................26
SECTION 3.4   Rights of Limited Partners......................................26

                                   ARTICLE IV
              CERTIFICATES; RECORD HOLDERS; TRANSFER OF PARTNERSHIP
                 INTERESTS; REDEMPTION OF PARTNERSHIP INTERESTS

SECTION 4.1   Certificates....................................................27
SECTION 4.2   Mutilated, Destroyed, Lost or Stolen Certificates...............28
SECTION 4.3   Record Holders..................................................28
SECTION 4.4   Transfer Generally..............................................29
SECTION 4.5   Registration and Transfer of Limited Partner Interests..........29
SECTION 4.6   Transfer of the General Partner's General Partner Interest......30
SECTION 4.7   Transfer of Incentive Distribution Rights.......................31
SECTION 4.8   Restrictions on Transfers.......................................31
SECTION 4.9   Citizenship Certificates; Non-citizen Assignees.................32
SECTION 4.10  Redemption of Partnership Interests of Non-citizen Assignees....33

                                    ARTICLE V
           CAPITAL CONTRIBUTIONS AND ISSUANCE OF PARTNERSHIP INTERESTS

SECTION 5.1   Organizational Contributions....................................34
SECTION 5.2   Contributions by the General Partner and its Affiliates.........34
SECTION 5.3   Contributions by Initial Limited Partners.......................35
SECTION 5.4   Interest and Withdrawal.........................................36
SECTION 5.5   Capital Accounts................................................36

SECTION 5.6   Issuances of Additional Partnership Securities..................39
SECTION 5.7   Limitations on Issuance of Additional Partnership Securities....40
SECTION 5.8   Conversion of Subordinated Units................................42
SECTION 5.9   Limited Preemptive Right........................................42
SECTION 5.10  Splits and Combination..........................................42
SECTION 5.11  Fully Paid and Non-Assessable Nature of Limited
              Partner Interests...............................................43

                                   ARTICLE VI
                          ALLOCATIONS AND DISTRIBUTIONS

SECTION 6.1   Allocations for Capital Account Purposes........................43
SECTION 6.2   Allocations for Tax Purposes....................................51
SECTION 6.3   Requirement and Characterization of Distributions;
              Distributions to Record Holders.................................53
SECTION 6.4   Distributions of Available Cash from Operating Surplus..........53
SECTION 6.5   Distributions of Available Cash from Capital Surplus............55
SECTION 6.6   Adjustment of Minimum Quarterly Distribution and Target
              Distribution Levels.............................................55
SECTION 6.7   Special Provisions Relating to the Holders of Subordinated
              Units...........................................................56
SECTION 6.8   Special Provisions Relating to the Holders of Incentive
              Distribution Rights.............................................56
SECTION 6.9   Entity-Level Taxation...........................................56

                                   ARTICLE VII
                      MANAGEMENT AND OPERATION OF BUSINESS

SECTION 7.1   Management......................................................57
SECTION 7.2   Certificate of Limited Partnership..............................59
SECTION 7.3   Restrictions on General Partner's Authority.....................60
SECTION 7.4   Reimbursement of the General Partner............................60
SECTION 7.5   Outside Activities..............................................61
SECTION 7.6 Loans from the General Partner; Loans or Contributions from the Partnership; Contracts with Affiliates; Certain Restrictions on the General Partner..........................................62
SECTION 7.7   Indemnification.................................................64
SECTION 7.8   Liability of Indemnitees........................................66
SECTION 7.9   Resolution of Conflicts of Interest.............................66
SECTION 7.10  Other Matters Concerning the General Partner....................68
SECTION 7.11  Purchase or Sale of Partnership Securities......................68
SECTION 7.12  Registration Rights of the General Partner and its Affiliates...69
SECTION 7.13  Reliance by Third Parties.......................................71

                                  ARTICLE VIII
                     BOOKS, RECORDS, ACCOUNTING AND REPORTS

SECTION 8.1   Records and Accounting..........................................71
SECTION 8.2   Fiscal Year.....................................................71
SECTION 8.3   Reports.........................................................72

                                   ARTICLE IX
                                   TAX MATTERS

SECTION 9.1   Tax Returns and Information.....................................72
SECTION 9.2   Tax Elections...................................................72
SECTION 9.3   Tax Controversies...............................................73
SECTION 9.4   Withholding.....................................................73

                                    ARTICLE X
                             ADMISSION OF PARTNERS

SECTION 10.1  Admission of Initial Limited Partners...........................73
SECTION 10.2  Admission of Substituted Limited Partner........................73
SECTION 10.3  Admission of Successor General Partner..........................74
SECTION 10.4  Admission of Additional Limited Partners........................74
SECTION 10.5  Amendment of Agreement and Certificate of Limited Partnership...75

                                   ARTICLE XI
                        WITHDRAWAL OR REMOVAL OF PARTNERS

SECTION 11.1  Withdrawal of the General Partner...............................75
SECTION 11.2  Removal of the General Partner..................................77
SECTION 11.3  Interest of Departing Partner and Successor General Partner.....77
SECTION 11.4 Termination of Subordination Period, Conversion of Subordinated Units and Extinguishment of Cumulative Common Unit Arrearages...78
SECTION 11.5  Withdrawal of Limited Partners..................................79

                                   ARTICLE XII
                           DISSOLUTION AND LIQUIDATION

SECTION 12.1  Dissolution.....................................................79
SECTION 12.2  Continuation of the Business of the Partnership After
              Dissolution.....................................................79
SECTION 12.3  Liquidator......................................................80
SECTION 12.4  Liquidation.....................................................81
SECTION 12.5  Cancellation of Certificate of Limited Partnership..............81
SECTION 12.6  Return of Contributions.........................................82
SECTION 12.7  Waiver of Partition.............................................82
SECTION 12.8  Capital Account Restoration.....................................82

                                  ARTICLE XIII
                  AMENDMENT OF PARTNERSHIP AGREEMENT; MEETINGS;
                                   RECORD DATE

SECTION 13.1  Amendment to be Adopted Solely by the General Partner...........82
SECTION 13.2  Amendment Procedures............................................84
SECTION 13.3  Amendment Requirements..........................................84
SECTION 13.4  Special Meetings................................................85
SECTION 13.5  Notice of a Meeting.............................................85
SECTION 13.6  Record Date.....................................................85
SECTION 13.7  Adjournment.....................................................85
SECTION 13.8  Waiver of Notice; Approval of Meeting; Approval of Minutes......86
SECTION 13.9  Quorum..........................................................86

SECTION 13.10 Conduct of a Meeting............................................87
SECTION 13.11 Action Without a Meeting........................................87
SECTION 13.12 Voting and Other Rights.........................................88

                                   ARTICLE XIV
                                     MERGER

SECTION 14.1  Authority.......................................................88
SECTION 14.2  Procedure for Merger or Consolidation...........................88
SECTION 14.3  Approval by Limited Partners of Merger or Consolidation.........89
SECTION 14.4  Certificate of Merger...........................................90
SECTION 14.5  Effect of Merger................................................90

                                   ARTICLE XV
                   RIGHT TO ACQUIRE LIMITED PARTNER INTERESTS

SECTION 15.1  Right to Acquire Limited Partner Interests......................91

                                   ARTICLE XVI
                               GENERAL PROVISIONS

SECTION 16.1  Addresses and Notices...........................................92
SECTION 16.2  Further Action..................................................93
SECTION 16.3  Binding Effect..................................................93
SECTION 16.4  Integration.....................................................93
SECTION 16.5  Creditors.......................................................93
SECTION 16.6  Waiver..........................................................94
SECTION 16.7  Counterparts....................................................94
SECTION 16.8  Applicable Law..................................................94
SECTION 16.9  Invalidity of Provisions........................................94
SECTION 16.10 Consent of Partners.............................................94

           THIRD AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP
                                       OF
                                   VALERO L.P.

     THIS THIRD AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP OF VALERO L.P. dated as of March 18, 2003, is entered into by and among Riverwalk Logistics, L.P., a Delaware limited partnership, as the General Partner, and the Limited Partners (as defined herein) as of the date hereof, together with any other Persons who become Partners in the Partnership or parties hereto as provided herein. In consideration of the covenants, conditions and agreements contained herein, the parties hereto hereby agree as follows:

     WHEREAS, Valero GP, LLC, a Delaware limited liability company, formerly Shamrock Logistics GP, LLC ("Valero GP"), and the Organizational Limited Partner formed the Partnership pursuant to the Agreement of Limited Partnership of Shamrock Logistics, L.P. dated as of December 7, 1999 (the "Initial Agreement") and a Certificate of Limited Partnership filed with the Secretary of State of the State of Delaware on such date;

     WHEREAS, the Initial Agreement was amended and restated pursuant to the terms of that certain Amended and Restated Agreement of Limited Partnership of Shamrock Logistics, L.P. dated as of August 10, 2000 whereby Valero GP withdrew as the general partner of the Partnership and Riverwalk Logistics, L.P., a Delaware limited partnership (the "General Partner") was admitted as the new general partner of the Partnership and a Certificate of Amendment to the Certificate of Limited Partnership reflecting the substitution of the General Partner as the new general partner was filed with the Secretary of State of Delaware as of such date, which agreement was amended and restated pursuant to the terms of that certain Second Amended and Restated Agreement Limited Partnership of Shamrock Logistics, L.P. dated as of April 16, 2001 (as so amended, the "Second Amended Agreement");

     WHEREAS, pursuant to the First Amendment to Second Amended and Restated Agreement of Limited Partnership dated as of December 31, 2001, the name of the Partnership was changed from "Shamrock Logistics, L.P." to "Valero L.P." effective January 1, 2002 and an Amended and Restated Certificate of Limited Partnership was filed with the Secretary of State of Delaware reflecting such name change;

     WHEREAS, the General Partner, the Partnership, Valero Logistics Operations L.P., a Delaware limited partnership (the "Operating Partnership"), and Valero GP, Inc., a Delaware corporation (the "Operating General Partner"), entered into that certain Reorganization Agreement dated as of May 30, 2002 (the "Reorganization Agreement"), pursuant to which (i) the Partnership contributed a 0.01% limited partner interest in the Operating Partnership to the Operating General Partner as a capital contribution; (ii) the Second Amended and Restated Agreement of the Operating Partnership dated as of April 16, 2001 was amended to convert the Operating General Partner's limited partner interest in the Operating Partnership to a general partner interest and to convert the General Partner's existing general partner interest in the Operating Partnership to a limited partner interest; (iii) the General Partner withdrew as the general partner of the Operating Partnership and the Operating General Partner became the sole general partner of the Operating Partnership; (iv) the General Partner contributed its 1.0101% limited partner interest in the Operating Partnership to the Partnership in exchange for an additional 1% general partner interest in the Partnership; and (v) the Second Amended Agreement was amended to reflect the Partnership's 100% ownership interest in the Operating Partnership;

     WHEREAS, pursuant to Section 13.1(d) of the Second Amended Agreement, the General Partner desires to amend the Second Amended Agreement further to provide that (i) the General Partner may be removed by the vote of the holders of at least 58% of the outstanding Common Units and Subordinated Units (excluding the Common Units and Subordinated Units held by Affiliates (as defined below) of the General Partner and (ii) the successor general partner upon such removal must be elected by the affirmative vote of the holders of a majority of the Common Units, excluding the Common Units held by affiliates of the General Partner; and

     WHEREAS, the General Partner, as the sole general partner, on behalf of itself and the Limited Partners, now desires to, and hereby does, amend and restate the Second Amended Agreement in its entirety to reflect such amendments and the prior amendments to the Second Amended Agreement;

                                   ARTICLE I
                                   DEFINITIONS

SECTION 1.1 Definitions.

     The following definitions shall be for all purposes, unless otherwise clearly indicated to the contrary, applied to the terms used in this Agreement.

          "Acquisition" means any transaction in which any Group Member acquires (through an asset acquisition, merger, stock acquisition or other form of investment) control over all or a portion of the assets, properties or business of another Person for the purpose of increasing the operating capacity or revenues of the Partnership Group from the operating capacity or revenues of the Partnership Group existing immediately prior to such transaction.

          "Additional Book Basis" means the portion of any remaining Carrying Value of an Adjusted Property that is attributable to positive adjustments made to such Carrying Value as a result of Book-Up Events. For purposes of determining the extent that Carrying Value constitutes Additional Book
     Basis:

               (i) Any negative adjustment made to the Carrying Value of an Adjusted Property as a result of either a Book-Down Event or a Book-Up Event shall first be deemed to offset or decrease that portion of the Carrying Value of such Adjusted Property that is attributable to any prior positive adjustments made thereto pursuant to a Book-Up Event or Book-Down Event.

               (ii) If Carrying Value that constitutes Additional Book Basis is reduced as a result of a Book-Down Event and the Carrying Value of other property is increased as a result of such Book-Down Event, an allocable portion of any such increase in Carrying Value shall be treated as Additional Book Basis; provided that the amount treated as Additional Book Basis pursuant hereto as a result of such Book-Down Event shall not exceed the amount by which the Aggregate Remaining Net Positive Adjustments after such Book-Down Event exceeds the remaining Additional Book Basis attributable to all of the Partnership's Adjusted Property after such Book-Down Event (determined without regard to the application of this clause (ii) to such Book-Down Event).

          "Additional Book Basis Derivative Items" means any Book Basis Derivative Items that are computed with reference to Additional Book Basis. To the extent that the Additional Book Basis attributable to all of the Partnership's Adjusted Property as of the beginning of any taxable period exceeds the Aggregate Remaining Net Positive Adjustments as of the beginning of such period (the "Excess Additional Book Basis"), the Additional Book Basis Derivative Items for such period shall be reduced by the amount that bears the same ratio to the amount of Additional Book Basis Derivative Items determined without regard to this sentence as the Excess Additional Book Basis bears to the Additional Book Basis as of the beginning of such period.

          "Additional   Limited   Partner"  means  a  Person   admitted  to  the
     Partnership as a Limited Partner pursuant to Section 10.4 and who is shown as such on the books and records of the Partnership.

          "Adjusted Capital Account" means the Capital Account maintained for each Partner as of the end of each fiscal year of the Partnership, (a) increased by any amounts that such Partner is obligated to restore under the standards set by Treasury Regulation Section 1.704-1(b)(2)(ii)(c) (or is deemed obligated to restore under Treasury Regulation Sections 1.704-2(g) and 1.704-2(i)(5)) and (b) decreased by (i) the amount of all losses and deductions that, as of the end of such fiscal year, are reasonably expected to be allocated to such Partner in subsequent years under Sections 704(e)(2) and 706(d) of the Code and Treasury Regulation
     Section 1.751-1(b)(2)(ii), and (ii) the amount of all distributions that, as of the end of such fiscal year, are reasonably expected to be made to such Partner in subsequent years in accordance with the terms of this Agreement or otherwise to the extent they exceed offsetting increases to such Partner's Capital Account that are reasonably expected to occur during (or prior to) the year in which such distributions are reasonably expected to be made (other than increases as a result of a minimum gain chargeback pursuant to Section 6.1(d)(i) or 6.1(d)(ii)). The foregoing definition of Adjusted Capital Account is intended to comply with the provisions of Treasury Regulation Section 1.704-1(b)(2)(ii)(d) and shall be interpreted consistently therewith. The "Adjusted Capital Account" of a Partner in respect of a General Partner Interest, a Common Unit, a Subordinated Unit or an Incentive Distribution Right or any other specified interest in the Partnership shall be the amount which such Adjusted Capital Account would be if such General Partner Interest, Common Unit, Subordinated Unit, Incentive Distribution Right or other interest in the Partnership were the only interest in the Partnership held by a Partner from and after the date on which such General Partner Interest, Common Unit, Subordinated Unit, Incentive Distribution Right or other interest was first issued.

          "Adjusted Operating Surplus" means, with respect to any period, Operating Surplus generated during such period (a) less (i) any net increase in Working Capital Borrowings with respect to such period and (ii) any net reduction in cash reserves for Operating Expenditures with respect to such period not relating to an Operating Expenditure made with respect to such period, and (b) plus (i) any net decrease in Working Capital
     Borrowings with respect to such period and (ii) any net increase in cash reserves for Operating Expenditures with respect to such period required by any debt instrument for the repayment of principal, interest or premium. Adjusted Operating Surplus does not include that portion of Operating Surplus included in clause (a)(i) of the definition of Operating Surplus.

          "Adjusted Property" means any property the Carrying Value of which has been adjusted pursuant to Section 5.5(d)(i) or 5.5(d)(ii).

          "Affiliate" means, with respect to any Person, any other Person that directly or indirectly through one or more intermediaries controls, is controlled by or is under common control with, the Person in question. As used herein, the term "control" means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a Person, whether through ownership of voting securities, by contract or otherwise.

          "Aggregate Remaining Net Positive Adjustments" means, as of the end of any taxable period, the sum of the Remaining Net Positive Adjustments of all the Partners.

          "Agreed Allocation" means any allocation, other than a Required Allocation, of an item of income, gain, loss or deduction pursuant to the provisions of Section 6.1, including, without limitation, a Curative Allocation (if appropriate to the context in which the term "Agreed Allocation" is used).

          "Agreed Value" of any Contributed Property means the fair market value of such property or other consideration at the time of contribution as determined by the General Partner using such reasonable method of valuation as it may adopt. The General Partner shall, in its discretion, use such method as it deems reasonable and appropriate to allocate the aggregate Agreed Value of Contributed Properties contributed to the Partnership in a single or integrated transaction among each separate property on a basis proportional to the fair market value of each Contributed Property.

          "Agreement" means this Third Amended and Restated Agreement of Limited Partnership of Valero L.P., as it may be amended, supplemented or restated from time to time.

          "Assignee" means a Non-citizen Assignee or a Person to whom one or more Limited Partner Interests have been transferred in a manner permitted under this Agreement and who has executed and delivered a Transfer Application as required by this Agreement, but who has not been admitted as a Substituted Limited Partner.

          "Associate" means, when used to indicate a relationship with any Person, (a) any corporation or organization of which such Person is a director, officer or partner or is, directly or indirectly, the owner of 20% or more of any class of voting stock or other voting interest; (b) any trust or other estate in which such Person has at least a 20% beneficial interest or as to which such Person serves as trustee or in a similar fiduciary capacity; and (c) any relative or spouse of such Person, or any relative of such spouse, who has the same principal residence as such Person.

          "Available Cash" means, with respect to any Quarter ending prior to the Liquidation Date, and without duplication:

          (a) the sum of (i) all cash and cash equivalents of the Partnership Group on hand at the end of such Quarter, and (ii) all additional cash and cash equivalents of the Partnership Group on hand on the date of determination of Available Cash with respect to such Quarter resulting from Working Capital Borrowings made subsequent to the end of such Quarter, less

          (b) the amount of any cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner to (i) provide for the proper conduct of the business of the Partnership Group (including reserves for future capital expenditures and for anticipated future credit needs of the Partnership Group) subsequent to such Quarter, (ii) comply with applicable law or any loan agreement, security agreement, mortgage, debt instrument or other agreement or obligation to which any Group Member is a party or by which it is bound or its assets are subject or (iii) provide funds for distributions under Section 6.4 or 6.5 in respect of any one or more of the next four Quarters; provided, however, that the General Partner may not establish cash reserves pursuant to (iii) above if the effect of such reserves would be that the Partnership is unable to distribute the Minimum Quarterly Distribution on all Common Units, plus any Cumulative Common Unit Arrearage on all Common Units, with respect to such Quarter; and, provided further, that disbursements made by a Group Member or cash reserves established, increased or reduced after the end of such Quarter but on or before the date of determination of Available Cash with respect to such Quarter shall be deemed to have been made, established, increased or reduced, for purposes of determining Available Cash, within such Quarter if the General Partner so determines.

          Notwithstanding the foregoing, "Available Cash" with respect to the Quarter in which the Liquidation Date occurs and any subsequent Quarter shall equal zero.

          "Book Basis Derivative Items" means any item of income, deduction, gain or loss included in the determination of Net Income or Net Loss that is computed with reference to the Carrying Value of an Adjusted Property (e.g., depreciation, depletion, or gain or loss with respect to an Adjusted Property).

          "Book-Down Event" means an event which triggers a negative adjustment to the Capital Accounts of the Partners pursuant to Section 5.5(d).

          "Book-Tax Disparity" means with respect to any item of Contributed Property or Adjusted Property, as of the date of any determination, the difference between the Carrying Value of such Contributed Property or Adjusted Property and the adjusted basis thereof for federal income tax purposes as of such date. A Partner's share of the Partnership's Book-Tax Disparities in all of its Contributed Property and Adjusted Property will be reflected by the difference between such Partner's Capital Account balance as maintained pursuant to Section 5.5 and the hypothetical balance of such Partner's Capital Account computed as if it had been maintained strictly in accordance with federal income tax accounting principles.

          "Book-Up Event" means an event which triggers a positive adjustment to the Capital Accounts of the Partners pursuant to Section 5.5(d).

          "Business Day" means Monday through Friday of each week, except that a legal holiday recognized as such by the government of the United States of America or the states of New York or Texas shall not be regarded as a Business Day.

          "Capital Account" means the capital account maintained for a Partner pursuant to Section 5.5. The "Capital Account" of a Partner in respect of a General Partner Interest, a Common Unit, a Subordinated Unit, an Incentive Distribution Right or any other Partnership Interest shall be the amount which such Capital Account would be if such General Partner Interest, Common Unit, Subordinated Unit, Incentive Distribution Right or other Partnership Interest were the only interest in the Partnership held by a Partner from and after the date on which such General Partner Interest, Common Unit, Subordinated Unit, Incentive Distribution Right or other Partnership Interest was first issued.

          "Capital Contribution" means any cash, cash equivalents or the Net Agreed Value of Contributed Property that a Partner has contributed or contributes to the Partnership pursuant to this Agreement or the Contribution Agreement.

          "Capital Improvement" means any (a) addition or improvement to the capital assets owned by any Group Member or (b) acquisition of existing, or the construction of new, capital assets (including, without limitation, pipeline systems, terminalling and storage facilities and related assets), in each case made to increase the operating capacity or revenues of the Partnership Group from the operating capacity or revenues of the Partnership Group existing immediately prior to such addition, improvement, acquisition or construction.

          "Capital Surplus" has the meaning assigned to such term in Section 6.3(a).

          "Carrying Value" means (a) with respect to a Contributed Property, the Agreed Value of such property reduced (but not below zero) by all depreciation, amortization and cost recovery deductions charged to the Partners' and Assignees' Capital Accounts in respect of such Contributed Property, and (b) with respect to any other Partnership property, the adjusted basis of such property for federal income tax purposes, all as of the time of determination. The Carrying Value of any property shall be adjusted from time to time in accordance with Sections 5.5(d)(i) and 5.5(d)(ii) and to reflect changes, additions or other adjustments to the

     Carrying Value for dispositions and acquisitions of Partnership properties, as deemed appropriate by the General Partner.

          "Cause" means a court of competent jurisdiction has entered a final, non-appealable judgment finding the General Partner liable for actual fraud, gross negligence or willful or wanton misconduct in its capacity as general partner of the Partnership.

          "Certificate" means a certificate (i) substantially in the form of Exhibit A to this Agreement, (ii) issued in global form in accordance with the rules and regulations of the Depositary or (iii) in such other form as may be adopted by the General Partner in its discretion, issued by the Partnership evidencing ownership of one or more Common Units or a certificate, in such form as may be adopted by the General Partner in its discretion, issued by the Partnership evidencing ownership of one or more other Partnership Securities.

          "Certificate of Limited Partnership" means the Certificate of Limited Partnership of the Partnership filed with the Secretary of State of the State of Delaware as referenced in the recitals hereto, as such Certificate of Limited Partnership has previously been amended and may further be amended, supplemented or restated from time to time.

          "Citizenship Certification" means a properly completed certificate in such form as may be specified by the General Partner by which an Assignee or a Limited Partner certifies that he (and if he is a nominee holding for the account of another Person, that to the best of his knowledge such other Person) is an Eligible Citizen.

          "Claim" has the meaning assigned to such term in Section 7.12(c).

          "Closing Date" means the first date on which Common Units were sold by the Partnership to the Underwriters pursuant to the provisions of the Underwriting Agreement.

          "Closing Price" has the meaning assigned to such term in Section 15.1(a).

          "Code" means the Internal Revenue Code of 1986, as amended and in effect from time to time. Any reference herein to a specific section or sections of the Code shall be deemed to include a reference to any corresponding provision of successor law.

          "Combined Interest" has the meaning assigned to such term in Section 11.3(a).

          "Commission"   means  the  United  States   Securities   and  Exchange
     Commission.

          "Common Unit" means a Partnership Security representing a fractional part of the Partnership Interests of all Limited Partners and Assignees and of the General Partner and having the rights and obligations specified with respect to Common Units in this Agreement. The term "Common Unit" does not refer to a Subordinated Unit prior to its conversion into a Common Unit pursuant to the terms hereof.

          "Common Unit Arrearage" means, with respect to any Common Unit, whenever issued, as to any Quarter within the Subordination Period, the excess, if any, of (a) the Minimum Quarterly Distribution with respect to a Common Unit in respect of such Quarter over (b) the sum of all Available Cash distributed with respect to a Common Unit in respect of such Quarter pursuant to Section 6.4(a).

          "Conflicts Committee" means a committee of the Board of Directors of Valero GP composed entirely of three or more directors who are not (i) security holders, officers or employees of the General Partner, (ii) officers, directors or employees of any Affiliate of the General Partner or
     (iii) holders of any ownership interest in the Partnership or any of its Affiliates other than Common Units who also meet the independence standards required to serve on an audit committee of a board of directors by the National Securities Exchange on which the Common Units are listed for trading.

          "Contributed Property" means each property or other asset, in such form as may be permitted by the Delaware Act, but excluding cash, contributed to the Partnership. Once the Carrying Value of a Contributed Property is adjusted pursuant to Section 5.5(d), such property shall no longer constitute a Contributed Property, but shall be deemed an Adjusted Property.

          "Contribution Agreement" means that certain Contribution Agreement, dated as of the Closing Date, among the General Partner, the Partnership, the Operating Partnership and certain other parties, together with the additional conveyance documents and instruments contemplated or referenced thereunder.

          "Cumulative Common Unit Arrearage" means, with respect to any Common Unit, whenever issued, and as of the end of any Quarter, the excess, if any, of (a) the sum resulting from adding together the Common Unit Arrearage as to an Initial Common Unit for each of the Quarters within the Subordination Period ending on or before the last day of such Quarter over
     (b) the sum of any distributions theretofore made pursuant to Section 6.4(a)(ii) and the second sentence of Section 6.5 with respect to an Initial Common Unit (including any distributions to be made in respect of the last of such Quarters).

          "Curative Allocation" means any allocation of an item of income, gain, deduction, loss or credit pursuant to the provisions of Section 6.1(d)(xi).

          "Current  Market  Price"  has the  meaning  assigned  to such  term in
     Section 15.1(a).

          "Delaware Act" means the Delaware Revised Uniform Limited Partnership Act, 6 Del C. ss.17-101, et seq., as amended, supplemented or restated from time to time, and any successor to such statute.

          "Departing Partner" means a former General Partner from and after the effective date of any withdrawal or removal of such former General Partner pursuant to Section 11.1 or 11.2.

          "Depositary" means, with respect to any Units issued in global form, The Depository Trust Company and its successors and permitted assigns.

          "Economic Risk of Loss" has the meaning set forth in Treasury Regulation Section 1.752-2(a).

          "Eligible Citizen" means a Person qualified to own interests in real property in jurisdictions in which any Group Member does business or proposes to do business from time to time, and whose status as a Limited Partner or Assignee does not or would not subject such Group Member to a significant risk of cancellation or forfeiture of any of its properties or any interest therein.

          "Event of Withdrawal" has the meaning assigned to such term in Section 11.1(a).

          "Final  Subordinated  Units" has the meaning  assigned to such term in
     Section 6.1(d)(x).

          "First Liquidation Target Amount" has the meaning assigned to such term in Section 6.1(c)(i)(D).

          "First Target Distribution" means $0.66 per Unit per Quarter (or, with respect to the period commencing on the Closing Date and ending on June 30, 2001, it means the product of $0.66 multiplied by a fraction of which the numerator is the number of days in such period, and of which the denominator is 91), subject to adjustment in accordance with Sections 6.6 and 6.9.

          "General Partner" means Riverwalk Logistics, L.P. and its successors and permitted assigns as general partner of the Partnership.

          "General Partner Interest" means the ownership interest of the General Partner in the Partnership (in its capacity as a general partner without reference to any Limited Partner Interest held by it) which may be evidenced by Partnership Securities or a combination thereof or interest therein, and includes any and all benefits to which the General Partner is entitled as provided in this Agreement, together with all obligations of the General Partner to comply with the terms and provisions of this Agreement.

          "Group" means a Person that with or through any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting (except voting pursuant to a revocable proxy or consent given to such Person in response to a proxy or consent solicitation made to 10 or more Persons) or disposing of any Partnership Securities with any other Person that beneficially owns, or whose
     Affiliates or Associates beneficially own, directly or indirectly, Partnership Securities.

          "Group Member" means a member of the Partnership Group.

          "Holder" as used in Section 7.12, has the meaning assigned to such term in Section 7.12(a).

          "Incentive Distribution Right" means a non-voting Limited Partner Interest issued to the General Partner in connection with the transfer of substantially all of its general partner interest in the Operating Partnership to the Partnership pursuant to Section 5.2, which Partnership Interest will confer upon the holder thereof only the rights and obligations specifically provided in this Agreement with respect to Incentive Distribution Rights (and no other rights otherwise available to or other obligations of a holder of a Partnership Interest). Notwithstanding anything in this Agreement to the contrary, the holder of an Incentive Distribution Right shall not be entitled to vote such Incentive Distribution Right on any Partnership matter except as may otherwise be required by law.

          "Incentive  Distributions" means any amount of cash distributed to the
     holders  of  the  Incentive   Distribution   Rights  pursuant  to  Sections
     6.4(a)(iv), (v) and (vi) and 6.4(b)(ii), (iii) and (iv).

          "Indemnified Persons" has the meaning assigned to such term in Section 7.12(c).

          "Indemnitee" means (a) the General Partner, (b) any Departing Partner,
     (c) any Person who is or was an Affiliate of the General Partner or any Departing Partner, (d) any Person who is or was a member, partner, officer, director, employee, agent or trustee of any Group Member, the General Partner or any Departing Partner or any Affiliate of any Group Member, the General Partner or any Departing Partner, and (e) any Person who is or was serving at the request of the General Partner or any Departing Partner or any Affiliate of the General Partner or any Departing Partner as an officer, director, employee, member, partner, agent, fiduciary or trustee of another Person; provided, that a Person shall not be an Indemnitee by reason of providing, on a fee-for-services basis, trustee, fiduciary or custodial services.

          "Initial Common Units" means the Common Units sold in the Initial Offering.

          "Initial Limited Partners" means the General Partner and UDS Logistics, LLC (with respect to the Common Units, Subordinated Units and the Incentive Distribution Rights received by them pursuant to Section 5.2) and the Underwriters, in each case upon being admitted to the Partnership in accordance with Section 10.1.

          "Initial Offering" means the initial offering and sale of Common Units to the public, as described in the Registration Statement.

          "Initial Unit Price" means (a) with respect to the Common Units and the Subordinated Units, the initial public offering price per Common Unit at which the Underwriters offered the Common Units to the public for sale as set forth on the cover page of the prospectus included as part of the Registration Statement and first issued at or after the time the Registration Statement first became effective or (b) with respect to any other class or series of Units, the price per Unit at which such class or series of Units is initially sold by the Partnership, as determined by the General Partner, in each case adjusted as the General Partner determines to be appropriate to give effect to any distribution, subdivision or combination of Units.

          "Interim Capital Transactions" means the following transactions if they occur prior to the Liquidation Date: (a) borrowings, refinancings or refundings of indebtedness and sales of debt securities (other than Working Capital Borrowings and other than for items purchased on open account in the ordinary course of business) by any Group Member; (b) sales of equity interests by any Group Member (including the Common Units sold to the Underwriters pursuant to the exercise of their over-allotment option); and
     (c) sales or other voluntary or involuntary dispositions of any assets of any Group Member other than (i) sales or other dispositions of inventory, accounts receivable and other assets in the ordinary course of business, and (ii) sales or other dispositions of assets as part of normal retirements or replacements.

          "Issue Price" means the price at which a Unit is purchased from the Partnership, after taking into account any sales commission or underwriting discount charged to the Partnership.

          "Limited Partner" means, unless the context otherwise requires, (a) the Organizational Limited Partner prior to its withdrawal from the
     Partnership, each Initial Limited Partner, each Substituted Limited Partner, each Additional Limited Partner and any Partner upon the change of its status from General Partner to Limited Partner pursuant to Section 11.3 or (b) solely for purposes of Articles V, VI, VII and IX and Sections 12.3 and 12.4, each Assignee; provided, however, that when the term "Limited Partner" is used herein in the context of any vote or other approval, including without limitation Articles XIII and XIV, such term shall not, solely for such purpose, include any holder of an Incentive Distribution Right except as may otherwise be required by law.

          "Limited Partner Interest" means the ownership interest of a Limited Partner or Assignee in the Partnership, which may be evidenced by Common Units, Subordinated Units, Incentive Distribution Rights or other Partnership Securities or a combination thereof or interest therein, and includes any and all benefits to which such Limited Partner or Assignee is entitled as provided in this Agreement, together with all obligations of such Limited Partner or Assignee to comply with the terms and provisions of this Agreement; provided, however, that when the term "Limited Partner Interest" is used herein in the context of any vote or other approval, including without limitation Articles XIII and XIV, such term shall not, solely for such purpose, include any holder of an Incentive Distribution Right except as may otherwise be required by law.

          "Liquidation Date" means (a) in the case of an event giving rise to the dissolution of the Partnership of the type described in clauses (a) and
     (b) of the first sentence of Section 12.2, the date on which the applicable time period during which the holders of Outstanding Units have the right to elect to reconstitute the Partnership and continue its business has expired without such an election being made, and (b) in the case of any other event giving rise to the dissolution of the Partnership, the date on which such event occurs.

          "Liquidator" means one or more Persons selected by the General Partner to perform the functions described in Section 12.3 as liquidating trustee of the Partnership within the meaning of the Delaware Act.

          "Merger Agreement" has the meaning assigned to such term in Section 14.1.

          "Minimum Quarterly Distribution" means $0.60 per Unit per Quarter (or with respect to the period commencing on the Closing Date and ending on June 30, 2001, it means the product of $0.60 multiplied by a fraction of which the numerator is the number of days in such period and of which the denominator is 91), subject to adjustment in accordance with Sections 6.6 and 6.9.

          "National Securities Exchange" means an exchange registered with the Commission under Section 6(a) of the Securities Exchange Act of 1934, as amended, supplemented or restated from time to time, and any successor to such statute, or the Nasdaq Stock Market or any successor thereto.

          "Net Agreed Value" means, (a) in the case of any Contributed Property, the Agreed Value of such property reduced by any liabilities either assumed by the Partnership upon such contribution or to which such property is subject when contributed, and (b) in the case of any property distributed to a Partner or Assignee by the Partnership, the Partnership's Carrying Value of such property (as adjusted pursuant to Section 5.5(d)(ii)) at the time such property is distributed, reduced by any indebtedness either assumed by such Partner or Assignee upon such distribution or to which such property is subject at the time of distribution, in either case, as determined under Section 752 of the Code.

          "Net Income" means, for any taxable year, the excess, if any, of the Partnership's items of income and gain (other than those items taken into account in the computation of Net Termination Gain or Net Termination Loss) for such taxable year over the Partnership's items of loss and deduction (other than those items taken into account in the computation of Net Termination Gain or Net Termination Loss) for such taxable year. The items included in the calculation of Net Income shall be determined in accordance with Section 5.5(b) and shall not include any items specially allocated under Section 6.1(d); provided that the determination of the items that have been specially allocated under Section 6.1(d) shall be made as if
     Section 6.1(d)(xii) were not in this Agreement.

          "Net Loss" means, for any taxable year, the excess, if any, of the Partnership's items of loss and deduction (other than those items taken into account in the computation of Net Termination Gain or Net Termination
     Loss) for such taxable year over the Partnership's items of income and gain (other than those items taken into account in the computation of Net Termination Gain or Net Termination Loss) for such taxable year. The items included in the calculation of Net Loss shall be determined in accordance with Section 5.5(b) and shall not include any items specially allocated under Section 6.1(d); provided that the determination of the items that have been specially allocated under Section 6.1(d) shall be made as if
     Section 6.1(d)(xii) were not in this Agreement.

          "Net Positive Adjustments" means, with respect to any Partner, the excess, if any, of the total positive adjustments over the total negative adjustments made to the Capital Account of such Partner pursuant to Book-Up Events and Book-Down Events.

          "Net Termination Gain" means, for any taxable year, the sum, if positive, of all items of income, gain, loss or deduction recognized by the Partnership after the Liquidation Date. The items included in the determination of Net Termination Gain shall be determined in accordance with Section 5.5(b) and shall not include any items of income, gain or loss specially allocated under Section 6.1(d).

          "Net Termination Loss" means, for any taxable year, the sum, if negative, of all items of income, gain, loss or deduction recognized by the Partnership after the Liquidation Date. The items included in the determination of Net Termination Loss shall be determined in accordance with Section 5.5(b) and shall not include any items of income, gain or loss specially allocated under Section 6.1(d).

          "Non-citizen Assignee" means a Person whom the General Partner has determined in its discretion does not constitute an Eligible Citizen and as to whose Partnership Interest the General Partner has become the Substituted Limited Partner, pursuant to Section 4.9.

          "Nonrecourse Built-in Gain" means with respect to any Contributed Properties or Adjusted Properties that are subject to a mortgage or pledge securing a Nonrecourse Liability, the amount of any taxable gain that would be allocated to the Partners pursuant to Sections 6.2(b)(i)(A), 6.2(b)(ii)(A) and 6.2(b)(iii) if such properties were disposed of in a taxable transaction in full satisfaction of such liabilities and for no other consideration.

          "Nonrecourse Deductions" means any and all items of loss, deduction or expenditures (including, without limitation, any expenditures described in
     Section 705(a)(2)(B) of the Code) that, in accordance with the principles of Treasury Regulation Section 1.704-2(b), are attributable to a Nonrecourse Liability.

          "Nonrecourse   Liability"  has  the  meaning  set  forth  in  Treasury
     Regulation Section 1.752-1(a)(2).

          "Notice of Election to Purchase" has the meaning assigned to such term in Section 15.1(b).

          "Omnibus Agreement" means that Omnibus Agreement, dated as of the Closing Date, among Ultramar Diamond Shamrock Corporation, the General Partner, Valero GP (formerly Shamrock Logistics GP, LLC) the Partnership and the Operating Partnership, to which, as of December 31, 2001, Valero Energy Corporation became a party as a result of the acquisition of Ultramar Diamond Shamrock Corporation by Valero Energy Corporation effective as of such date.

          "Operating Expenditures" means all Partnership Group expenditures, including, but not limited to, taxes, reimbursements of the General

     Partner, repayment of Working Capital Borrowings, debt service payments, and capital expenditures, subject to the following:

          (a) Payments (including prepayments) of principal and premium on indebtedness other than Working Capital Borrowings shall not constitute Operating Expenditures; and

          (b) Operating Expenditures shall not include (i) capital expenditures made for Acquisitions or Capital Improvements, (ii) payment of transaction expenses relating to Interim Capital Transactions and (iii) distributions to Partners. Where capital expenditures are made in part for Acquisitions or for Capital Improvements and in part for other purposes, the General Partner's good faith allocation between the amounts paid for each shall be conclusive.

          "Operating   General  Partner"  means  Valero  GP,  Inc.,  a  Delaware
     corporation and wholly owned subsidiary of the Partnership, and any successors and permitted assigns as the general partner of the Operating Partnership.

          "Operating Partnership" means Valero Logistics Operations, L.P., a Delaware limited partnership, and such other Persons that are treated as partnerships for federal income tax purposes that are majority-owned by the Partnership and controlled by the Partnership (whether by direct or indirect ownership of the general partner of such Person or otherwise) and established or acquired for the purpose of conducting the business of the Partnership.

          "Operating Partnership Agreement" means the agreement of limited partnership of any Operating Partnership that is a limited partnership, or any limited liability company agreement of any Operating Partnership that is a limited liability company that is treated as a partnership for federal income tax purposes, as such may be amended, supplemented or restated from time to time.

          "Operating Surplus" means, with respect to any period ending prior to the Liquidation Date, on a cumulative basis and without duplication,

          (a) the sum of (i) $10 million plus all cash and cash equivalents of the Partnership Group on hand as of the close of business on the Closing Date, (ii) all cash receipts of the Partnership Group for the period beginning on the Closing Date and ending with the last day of such period, other than cash receipts from Interim Capital Transactions (except to the extent specified in Section 6.5) and (iii) all cash receipts of the Partnership Group after the end of such period but on or before the date of determination of Operating Surplus with respect to such period resulting from Working Capital Borrowings, less

          (b) the sum of (i) Operating Expenditures for the period beginning on the Closing Date and ending with the last day of such period and (ii) the amount of cash reserves that is necessary or advisable in the reasonable discretion of the General Partner to provide funds for future Operating Expenditures; provided, however, that disbursements made (including contributions to a Group Member or disbursements on behalf of a Group Member) or cash reserves established, increased or reduced after the end of such period but on or before the date of determination of Available Cash with respect to such period shall be deemed to have been made, established, increased or reduced, for purposes of determining Operating Surplus, within such period if the General Partner so determines.

          Notwithstanding the foregoing, "Operating Surplus" with respect to the Quarter in which the Liquidation Date occurs and any subsequent Quarter shall equal zero.

          "Opinion of Counsel" means a written opinion of counsel (who may be regular counsel to the Partnership or the General Partner or any of its Affiliates) acceptable to the General Partner in its reasonable discretion.

          "Organizational Limited Partner" means Todd Walker in his capacity as the organizational limited partner of the Partnership.

          "Outstanding" means, with respect to Partnership Securities, all Partnership Securities that are issued by the Partnership and reflected as outstanding on the Partnership's books and records as of the date of determination; provided, however, that if at any time any Person or Group (other than the General Partner or its Affiliates) beneficially owns 20% or more of any Outstanding Partnership Securities of any class then Outstanding, all Partnership Securities owned by such Person or Group shall not be voted on any matter and shall not be considered to be Outstanding when sending notices of a meeting of Limited Partners to vote on any matter (unless otherwise required by law), calculating required votes, determining the presence of a quorum or for other similar purposes under this Agreement, except that Common Units so owned shall be considered to be Outstanding for purposes of Section 11.1(b)(iv) (such Common Units shall not, however, be treated as a separate class of Partnership Securities for purposes of this Agreement); provided, further, that the foregoing limitation shall not apply (i) to any Person or Group who acquired 20% or more of any Outstanding Partnership Securities of any class then Outstanding directly from the General Partner or its Affiliates or (ii) to any Person or Group who acquired 20% or more of any Outstanding Partnership Securities of any class then Outstanding directly or indirectly from a Person or Group described in clause (i) provided that the General Partner shall have notified such Person or Group in writing that such limitation shall not apply.

          "Over-Allotment Option" means the over-allotment option granted to the Underwriters by the Partnership pursuant to the Underwriting Agreement.

          "Parity Units" means Common Units and all other Units of any other class or series that have the right to (i) receive distributions of Available Cash from Operating Surplus pro rata with distributions of the Minimum Quarterly Distribution and Cumulative Common Unit Arrearages on the Common Units and (ii) receive allocations of Net Termination Gain pro rata with allocations of Net Termination Gain to the Common Units pursuant to
     Section 6.1(c)(i)(B), in each case regardless of whether the amounts or value so distributed or allocated on each Parity Unit equals the amount or value so distributed or allocated on each Common Unit. Units whose participation in such (i) distributions of Available Cash from Operating Surplus and (ii) allocations of Net Termination Gain are subordinate in order of priority to such distributions and allocations on Common Units shall not constitute Parity Units even if such Units are convertible under certain circumstances into Common Units or Parity Units.

          "Partner Nonrecourse Debt" has the meaning set forth in Treasury Regulation Section 1.704-2(b)(4).

          "Partner Nonrecourse Debt Minimum Gain" has the meaning set forth in Treasury Regulation Section 1.704-2(i)(2).

          "Partner Nonrecourse Deductions" means any and all items of loss, deduction or expenditure (including, without limitation, any expenditure described in Section 705(a)(2)(B) of the Code) that, in accordance with the principles of Treasury Regulation Section 1.704-2(i), are attributable to a Partner Nonrecourse Debt.

          "Partners" means the General Partner and the Limited Partners.

          "Partnership" means Valero L.P., a Delaware limited partnership, and any successors thereto.

          "Partnership Group" means the Partnership, the Operating Partnership and any Subsidiary of any such entity, treated as a single consolidated entity.

          "Partnership Interest" means an interest in the Partnership, which shall include the General Partner Interest and Limited Partner Interests.

          "Partnership Minimum Gain" means that amount determined in accordance with the principles of Treasury Regulation Section 1.704-2(d).

          "Partnership Security" means any class or series of equity interest in the Partnership (but excluding any options, rights, warrants and appreciation rights relating to an equity interest in the Partnership), including without limitation, Common Units, Subordinated Units and Incentive Distribution Rights.

          "Percentage Interest" means as of any date of determination (a) as to the General Partner (with respect to its General Partner Interest), 2% and
     (b) as to any Unitholder or Assignee holding Units, the product obtained by multiplying (i) 98% less the percentage applicable to paragraph (c) by (ii) the quotient obtained by dividing (A) the number of Units held by such Unitholder or Assignee by (B) the total number of all Outstanding Units, and (c) as to holders of additional Partnership Securities issued by the Partnership in accordance with Section 5.6, the percentage established as a part of such issuance. The Percentage Interest with respect to an Incentive Distribution Right shall at all times be zero.

          "Person" means an individual or a corporation, limited liability company, partnership, joint venture, trust, unincorporated organization, association, government agency or political subdivision thereof or other entity.

          "Per Unit Capital Amount" means, as of any date of determination, the Capital Account, stated on a per Unit basis, underlying any Unit held by a Person other than the General Partner or any Affiliate of the General Partner who holds Units.

          "Pro Rata" means (a) when modifying Units or any class thereof, apportioned equally among all designated Units in accordance with their relative Percentage Interests, (b) when modifying Partners and Assignees, apportioned among all Partners and Assignees in accordance with their relative Percentage Interests and (c) when modifying holders of Incentive Distribution Rights, apportioned equally among all holders of Incentive Distribution Rights in accordance with the relative number of Incentive Distribution Rights held by each such holder.

          "Purchase Date" means the date determined by the General Partner as the date for purchase of all Outstanding Units of a certain class (other than Units owned by the General Partner and its Affiliates) pursuant to
     Article XV.

          "Quarter" means, unless the context requires otherwise, a fiscal quarter of the Partnership.

          "Recapture Income" means any gain recognized by the Partnership (computed without regard to any adjustment required by Section 734 or Section 743 of the Code) upon the disposition of any property or asset of the Partnership, which gain is characterized as ordinary income because it represents the recapture of deductions previously taken with respect to such property or asset.

          "Record Date" means the date established by the General Partner for determining (a) the identity of the Record Holders entitled to notice of, or to vote at, any meeting of Limited Partners or entitled to vote by ballot or give approval of Partnership action in writing without a meeting or entitled to exercise rights in respect of any lawful action of Limited Partners or (b) the identity of Record Holders entitled to receive any report or distribution or to participate in any offer.

          "Record Holder" means the Person in whose name a Common Unit is registered on the books of the Transfer Agent as of the opening of business on a particular Business Day, or with respect to other Partnership Securities, the Person in whose name any such other Partnership Security is registered on the books which the General Partner has caused to be kept as of the opening of business on such Business Day.

          "Redeemable Interests" means any Partnership Interests for which a redemption notice has been given, and has not been withdrawn, pursuant to
     Section 4.10.

          "Registration Statement" means the Registration Statement on Form S-1 (Registration No. 333-43668) as it has been or as it may be amended or supplemented from time to time, filed by the Partnership with the Commission under the Securities Act to register the offering and sale of the Common Units in the Initial Offering.

          "Remaining Net Positive Adjustments" means as of the end of any taxable period, (i) with respect to the Unitholders holding Common Units or Subordinated Units, the excess of (a) the Net Positive Adjustments of the Unitholders holding Common Units or Subordinated Units as of the end of such period over (b) the sum of those Partners' Share of Additional Book Basis Derivative Items for each prior taxable period, (ii) with respect to the General Partner (as holder of the General Partner Interest), the excess of (a) the Net Positive Adjustments of the General Partner as of the end of such period over (b) the sum of the General Partner's Share of Additional Book Basis Derivative Items with respect to the General Partner Interest for each prior taxable period, and (iii) with respect to the holders of Incentive Distribution Rights, the excess of (a) the Net Positive Adjustments of the holders of Incentive Distribution Rights as of the end of such period over (b) the sum of the Share of Additional Book Basis Derivative Items of the holders of the Incentive Distribution Rights for each prior taxable period.

          "Reorganization Agreement" means the Reorganization Agreement, dated as of May 30, 2002, among the Partnership, the Operating Partnership, the General Partner and the Operating General Partner.

          "Required Allocations" means (a) any limitation imposed on any allocation of Net Losses or Net Termination Losses under Section 6.1(b) or 6.1(c)(ii) and (b) any allocation of an item of income, gain, loss or deduction pursuant to Section 6.1(d)(i), 6.1(d)(ii), 6.1(d)(iv), 6.1(d)(vii) or 6.1(d)(ix).

          "Residual Gain" or "Residual Loss" means any item of gain or loss, as the case may be, of the Partnership recognized for federal income tax purposes resulting from a sale, exchange or other disposition of a Contributed Property or Adjusted Property, to the extent such item of gain or loss is not allocated pursuant to Section 6.2(b)(i)(A) or 6.2(b)(ii)(A), respectively, to eliminate Book-Tax Disparities.

          "Restricted Business" has the meaning assigned to such term in the Omnibus Agreement.

          "Second Liquidation Target Amount" has the meaning assigned to such term in Section 6.1(c)(i)(E).

          "Second Target Distribution" means $0.90 per Unit per Quarter (or, with respect to the period commencing on the Closing Date and ending on June 30, 2001, it means the product of $0.90 multiplied by a fraction of which the numerator is equal to the number of days in such period and of which the denominator is 91), subject to adjustment in accordance with Sections 6.6 and 6.9.

          "Securities Act" means the Securities Act of 1933, as amended, supplemented or restated from time to time and any successor to such statute.

          "Services Agreement" means that Services Agreement, effective as of July1, 2000 by and between Diamond Shamrock Refining and Marketing Company and certain of its affiliates, the Partnership, the Operating Partnership, the General Partner and Valero GP.

          "Share of Additional Book Basis Derivative Items" means in connection with any allocation of Additional Book Basis Derivative Items for any taxable period, (i) with respect to the Unitholders holding Common Units or Subordinated Units, the amount that bears the same ratio to such Additional Book Basis Derivative Items as the Unitholders' Remaining Net Positive Adjustments as of the end of such period bears to the Aggregate Remaining Net Positive Adjustments as of that time, (ii) with respect to the General Partner (as holder of the General Partner Interest), the amount that bears the same ratio to such additional Book Basis Derivative Items as the General Partner's Remaining Net Positive Adjustments as of the end of such period bears to the Aggregate Remaining Net Positive Adjustment as of that time, and (iii) with respect to the Partners holding Incentive Distribution Rights, the amount that bears the same ratio to such Additional Book Basis Derivative Items as the Remaining Net Positive Adjustments of the Partners holding the Incentive Distribution Rights as of the end of such period bears to the Aggregate Remaining Net Positive Adjustments as of that time.

          "Special Approval" means approval by a majority of the members of the Conflicts Committee, provided that at the time of such approval all of the material facts known to the General Partner or any of its Affiliates regarding the proposed transaction in respect of which such approval is given were fully disclosed to or otherwise known by the Conflicts Committee.

          "Subordinated Unit" means a Unit representing a fractional part of the Partnership Interests of all Limited Partners and Assignees (other than of holders of the Incentive Distribution Rights), (i) otherwise having the rights and obligations specified with respect to Subordinated Units in this Agreement or (ii) issued in accordance with Section 5.7(d). The term "Subordinated Unit" as used herein does not include a Common Unit or a Parity Unit. A Subordinated Unit that is convertible into a Common or Parity Unit shall not constitute a Common Unit or Parity Unit until such conversion occurs.

          "Subordination Period" means the period commencing on the Closing Date and ending on the first to occur of the following dates:

          (a) the first day of any Quarter beginning after March 31, 2006 in respect of which (i) (A) distributions of Available Cash from Operating Surplus on each of the Outstanding Common Units and Subordinated Units with respect to each of the three consecutive, non-overlapping four-Quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all Outstanding Common Units and
     Subordinated Units during such periods and (B) the Adjusted Operating Surplus generated during each of the three consecutive, non-overlapping four-Quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the Common Units and Subordinated Units that were Outstanding during such periods on a fully diluted basis (i.e., taking into account for purposes of such determination all Outstanding Common Units, all Outstanding Subordinated Units, all

     Common Units and Subordinated Units issuable upon exercise of employee options that have, as of the date of determination, already vested or are scheduled to vest prior to the end of the Quarter immediately following the Quarter with respect to which such determination is made, and all Common Units and Subordinated Units that have as of the date of determination, been earned by but not yet issued to management of the Partnership in respect of incentive compensation), plus the related distribution on the General Partner Interest in the Partnership, during such periods and (ii) there are no Cumulative Common Unit Arrearages; and

          (b) the date on which the General Partner is removed as general partner of the Partnership upon the requisite vote by holders of Outstanding Units under circumstances where Cause does not exist and Units held by the General Partner and its Affiliates are not voted in favor of such removal.

          "Subsidiary" means, with respect to any Person, (a) a corporation of which more than 50% of the voting power of shares entitled (without regard to the occurrence of any contingency) to vote in the election of directors or other governing body of such corporation is owned, directly or indirectly, at the date of determination, by such Person, by one or more Subsidiaries of such Person or a combination thereof, (b) a partnership (whether general or limited) in which such Person or a Subsidiary of such Person is, at the date of determination, a general or limited partner of such partnership, but only if more than 50% of the partnership interests of such partnership (considering all of the partnership interests of the partnership as a single class) is owned, directly or indirectly, at the date of determination, by such Person, by one or more Subsidiaries of such Person, or a combination thereof, or (c) any other Person (other than a corporation or a partnership) in which such Person, one or more Subsidiaries of such Person, or a combination thereof, directly or indirectly, at the date of determination, has (i) at least a majority ownership interest or (ii) the power to elect or direct the election of a majority of the directors or other governing body of such Person.

          "Substituted Limited Partner" means a Person who is admitted as a Limited Partner to the Partnership pursuant to Section 10.2 in place of and with all the rights of a Limited Partner and who is shown as a Limited Partner on the books and records of the Partnership.

          "Surviving  Business  Entity" has the meaning assigned to such term in
     Section 14.2(b).

          "Trading  Day"  has  the  meaning  assigned  to such  term in  Section
     15.1(a).

          "Transfer" has the meaning assigned to such term in Section 4.4(a).

          "Transfer Agent" means such bank, trust company or other Person (including the General Partner or one of its Affiliates) as shall be appointed from time to time by the Partnership to act as registrar and transfer agent for the Common Units; provided that if no Transfer Agent is specifically designated for any other Partnership Securities, the General Partner shall act in such capacity.

          "Transfer Application" means an application and agreement for transfer of Units in the form set forth on the back of a Certificate or in a form substantially to the same effect in a separate instrument.

          "Underwriter" means each Person named as an underwriter in Schedule I to the Underwriting Agreement who purchased Common Units pursuant thereto.

          "Underwriting Agreement" means the Underwriting Agreement dated April 9, 2001 among the Underwriters, the Partnership and certain other parties, providing for the purchase of Common Units by such Underwriters.

          "Unit" means a Partnership Security that is designated as a "Unit" and shall include Common Units and Subordinated Units, but shall not include
     (i) a General Partner Interest or (ii) Incentive Distribution Rights.

          "Unitholders" means the holders of Common Units and Subordinated Units.

          "Unit Majority" means, during the Subordination Period, at least a majority of the Outstanding Common Units (excluding for purposes of such determination Common Units held by the General Partner and its Affiliates so long as the General Partner and its Affiliates own 10% or more of the Outstanding Common Units) voting as a class and at least a majority of the Outstanding Subordinated Units voting as a class, and thereafter, at least a majority of the Outstanding Common Units.

          "Unpaid MQD" has the meaning assigned to such term in Section 6.1(c)(i)(B).

          "Unrealized Gain" attributable to any item of Partnership property means, as of any date of determination, the excess, if any, of (a) the fair market value of such property as of such date (as determined under Section 5.5(d)) over (b) the Carrying Value of such property as of such date (prior to any adjustment to be made pursuant to Section 5.5(d) as of such date).

          "Unrealized Loss" attributable to any item of Partnership property means, as of any date of determination, the excess, if any, of (a) the Carrying Value of such property as of such date (prior to any adjustment to be made pursuant to Section 5.5(d) as of such date) over (b) the fair market value of such property as of such date (as determined under Section 5.5(d)).

          "Unrecovered Capital" means at any time, with respect to a Unit, the Initial Unit Price less the sum of all distributions constituting Capital Surplus theretofore made in respect of an Initial Common Unit and any distributions of cash (or the Net Agreed Value of any distributions in kind) in connection with the dissolution and liquidation of the Partnership theretofore made in respect of an Initial Common Unit, adjusted as the General Partner determines to be appropriate to give effect to any distribution, subdivision or combination of such Units.

          "U.S.  GAAP"  means  United  States  Generally   Accepted   Accounting
     Principles consistently applied.

          "Valero GP" means Valero GP, LLC, a Delaware limited liability company (formerly Shamrock Logistics GP, LLC) and the general partner of the General Partner.

          "Withdrawal Opinion of Counsel" has the meaning assigned to such term in Section 11.1(b).

          "Working Capital Borrowings" means borrowings used solely for working capital purposes or to pay distributions to partners made pursuant to a credit facility or other arrangement requiring all such borrowings thereunder to be reduced to a relatively small amount each year for an economically meaningful period of time.

SECTION 1.2 Construction.

     Unless the context requires otherwise: (a) any pronoun used in this Agreement shall include the corresponding masculine, feminine or neuter forms, and the singular form of nouns, pronouns and verbs shall include the plural and vice versa; (b) references to Articles and Sections refer to Articles and
Sections of this Agreement; and (c) the term "include" or "includes" means includes, without limitation, and "including" means including, without limitation.

                                   ARTICLE II
                                  ORGANIZATION

SECTION 2.1 Formation.

     Valero GP and the Organizational Limited Partner have previously formed the Partnership as a limited partnership pursuant to the provisions of the Delaware Act. The General Partner and the other Partners hereby amend and restate the Second Amended Agreement, as amended, in its entirety. This third amendment and restatement shall become effective on the date of this Agreement. Except as expressly provided to the contrary in this Agreement, the rights, duties (including fiduciary duties), liabilities and obligations of the Partners and the administration, dissolution and termination of the Partnership shall be governed by the Delaware Act. All Partnership Interests shall constitute personal property of the owner thereof for all purposes and a Partner has no interest in specific Partnership property.

SECTION 2.2 Name.

         The name of the Partnership shall be "Valero L.P." The Partnership's business may be conducted under any other name or names deemed necessary or appropriate by the General Partner in its sole discretion, including the name of the General Partner. The words "Limited Partnership," "L.P.," "Ltd." or similar words or letters shall be included in the Partnership's name where necessary for the purpose of complying with the laws of any jurisdiction that so requires. The General Partner in its discretion may change the name of the Partnership at any time and from time to time and shall notify the Limited Partners of such change in the next regular communication to the Limited Partners.

SECTION  2.3  Registered  Office;  Registered  Agent;  Principal  Office;  Other
Offices.

     Unless and until changed by the General Partner, the registered office of the Partnership in the State of Delaware shall be located at Corporation Trust Center, 1209 Orange Street, Wilmington, DE 19801, and the registered agent for service of process on the Partnership in the State of Delaware at such registered office shall be The Corporation Trust Company. The principal office of the Partnership shall be located at One Valero Place, San Antonio, Texas 78212 or such other place as the General Partner may from time to time designate by notice to the Limited Partners. The Partnership may maintain offices at such other place or places within or outside the State of Delaware as the General Partner deems necessary or appropriate. The address of the General Partner shall be One Valero Place, San Antonio, Texas 78212 or such other place as the General Partner may from time to time designate by notice to the Limited Partners.

SECTION 2.4 Purpose and Business.

     The purpose and nature of the business to be conducted by the Partnership shall be to (a) serve as a partner of the Operating Partnership and, in connection therewith, to exercise all the rights and powers conferred upon the Partnership as a partner of an Operating Partnership pursuant to the Operating Partnership Agreement for such Operating Partnership or otherwise, (b) engage directly in, or enter into or form any corporation, partnership, joint venture, limited liability company or other arrangement to engage indirectly in, any business activity that the Operating Partnership is permitted to engage in by the Operating Partnership Agreement and, in connection therewith, to exercise all of the rights and powers conferred upon the Partnership pursuant to the agreements relating to such business activity, (c) engage directly in, or enter into or form any corporation, partnership, joint venture, limited liability company or other arrangement to engage indirectly in, any business activity that is approved by the General Partner and which lawfully may be conducted by a limited partnership organized pursuant to the Delaware Act and, in connection therewith, to exercise all of the rights and powers conferred upon the Partnership pursuant to the agreements relating to such business activity; provided, however, that the General Partner reasonably determines, as of the date of the acquisition or commencement of such activity, that such activity (i) generates "qualifying income" (as such term is defined pursuant to Section 7704 of the Code) or (ii) enhances the operations of an activity of the Operating Partnership or a Partnership activity that generates qualifying income, and (d) do anything necessary or appropriate to the foregoing, including the making of capital contributions or loans to a Group Member. The General Partner has no obligation or duty to the Partnership, the Limited Partners or the Assignees to propose or approve, and in its discretion may decline to propose or approve, the conduct by the Partnership of any business.

SECTION 2.5 Powers.

     The Partnership shall be empowered to do any and all acts and things necessary, appropriate, proper, advisable, incidental to or convenient for the furtherance and accomplishment of the purposes and business described in Section
2.4 and for the protection and benefit of the Partnership.

SECTION 2.6 Power of Attorney.

     (a) Each Limited Partner and each Assignee hereby constitutes and appoints the General Partner and, if a Liquidator shall have been selected pursuant to
Section 12.3, the Liquidator (and any successor to the Liquidator by merger, transfer, assignment, election or otherwise) and each of their authorized officers and attorneys-in-fact, as the case may be, with full power of substitution, as his true and lawful agent and attorney-in-fact, with full power and authority in his name, place and stead, to:

          (i) execute, swear to, acknowledge, deliver, file and record in the appropriate public offices (A) all certificates, documents and other instruments (including this Agreement and the Certificate of Limited Partnership and all amendments or restatements hereof or thereof) that the General Partner or the Liquidator deems necessary or appropriate to form, qualify or continue the existence or qualification of the Partnership as a limited partnership (or a partnership in which the limited partners have limited liability) in the State of Delaware and in all other jurisdictions in which the Partnership may conduct business or own property; (B) all certificates, documents and other instruments that the General Partner or the Liquidator deems necessary or appropriate to reflect, in accordance with its terms, any amendment, change, modification or restatement of this Agreement; (C) all certificates, documents and other instruments (including conveyances and a certificate of cancellation) that the General Partner or the Liquidator deems necessary or appropriate to reflect the dissolution and liquidation of the Partnership pursuant to the terms of this Agreement;
     (D) all certificates, documents and other instruments relating to the admission, withdrawal, removal or substitution of any Partner pursuant to, or other events described in, Article IV, X, XI or XII; (E) all certificates, documents and other instruments relating to the determination of the rights, preferences and privileges of any class or series of Partnership Securities issued pursuant to Section 5.6; and (F) all certificates, documents and other instruments (including agreements and a certificate of merger) relating to a merger or consolidation of the Partnership pursuant to Article XIV; and

          (ii) execute, swear to, acknowledge, deliver, file and record all ballots, consents, approvals, waivers, certificates, documents and other instruments necessary or appropriate, in the discretion of the General Partner or the Liquidator, to make, evidence, give, confirm or ratify any vote, consent, approval, agreement or other action that is made or given by the Partners hereunder or is consistent with the terms of this Agreement or is necessary or appropriate, in the discretion of the General Partner or the Liquidator, to effectuate the terms or intent of this Agreement; provided, that when required by Section 13.3 or any other provision of this Agreement that establishes a percentage of the Limited Partners or of the Limited Partners of any class or series required to take any action, the General Partner and the Liquidator may exercise the power of attorney made in this Section 2.6(a)(ii) only after the necessary vote, consent or approval of the Limited Partners or of the Limited Partners of such class or series, as applicable.

     Nothing contained in this Section 2.6(a) shall be construed as authorizing the General Partner to amend this Agreement except in accordance with Article XIII or as may be otherwise expressly provided for in this Agreement.

     (b) The foregoing power of attorney is hereby declared to be irrevocable and a power coupled with an interest, and it shall survive and, to the maximum extent permitted by law, not be affected by the subsequent death, incompetency, disability, incapacity, dissolution, bankruptcy or termination of any Limited Partner or Assignee and the transfer of all or any portion of such Limited Partner's or Assignee's Partnership Interest and shall extend to such Limited Partner's or Assignee's heirs, successors, assigns and personal representatives. Each such Limited Partner or Assignee hereby agrees to be bound by any representation made by the General Partner or the Liquidator acting in good faith pursuant to such power of attorney; and each such Limited Partner or Assignee, to the maximum extent permitted by law, hereby waives any and all defenses that may be available to contest, negate or disaffirm the action of the General Partner or the Liquidator taken in good faith under such power of attorney. Each Limited Partner or Assignee shall execute and deliver to the General Partner or the Liquidator, within 15 days after receipt of the request therefor, such further designation, powers of attorney and other instruments as the General Partner or the Liquidator deems necessary to effectuate this Agreement and the purposes of the Partnership.

SECTION 2.7 Term.

     The term of the Partnership commenced upon the filing of the initial Certificate of Limited Partnership in accordance with the Delaware Act and shall be perpetual unless the Partnership is dissolved in accordance with the provisions of Article XII. The existence of the Partnership as a separate legal entity shall continue until the cancellation of the Certificate of Limited Partnership as provided in the Delaware Act.

SECTION 2.8 Title to Partnership Assets.

     Title to Partnership assets, whether real, personal or mixed and whether tangible or intangible, shall be deemed to be owned by the Partnership as an entity, and no Partner or Assignee, individually or collectively, shall have any ownership interest in such Partnership assets or any portion thereof. Title to any or all of the Partnership assets may be held in the name of the Partnership, the General Partner, one or more of its Affiliates or one or more nominees, as the General Partner may determine. The General Partner hereby declares and warrants that any Partnership assets for which record title is held in the name of the General Partner or one or more of its Affiliates or one or more nominees shall be held by the General Partner or such Affiliate or nominee for the use and benefit of the Partnership in accordance with the provisions of this Agreement; provided, however, that the General Partner shall use reasonable efforts to cause record title to such assets (other than those assets in respect of which the General Partner determines that the expense and difficulty of conveyancing makes transfer of record title to the Partnership impracticable) to be vested in the Partnership as soon as reasonably practicable; provided, further, that, prior to the withdrawal or removal of the General Partner or as soon thereafter as practicable, the General Partner shall use reasonable efforts to effect the transfer of record title to the Partnership and, prior to any such transfer, will provide for the use of such assets in a manner satisfactory to the General Partner. All Partnership assets shall be recorded as the property of the Partnership in its books and records, irrespective of the name in which record title to such Partnership assets is held.

                                  ARTICLE III
                           RIGHTS OF LIMITED PARTNERS

SECTION 3.1 Limitation of Liability.

     The Limited Partners and the Assignees shall have no liability under this Agreement except as expressly provided in this Agreement or the Delaware Act.

SECTION 3.2 Management of Business.

     No Limited Partner or Assignee, in its capacity as such, shall participate in the operation, management or control (within the meaning of the Delaware Act) of the Partnership's business, transact any business in the Partnership's name or have the power to sign documents for or otherwise bind the Partnership. Any action taken by any Affiliate of the General Partner or any officer, director, employee, member, general partner, agent or trustee of the General Partner or any of its Affiliates, or any officer, director, employee, member, general partner, agent or trustee of a Group Member, in its capacity as such, shall not be deemed to be participation in the control of the business of the Partnership by a limited partner of the Partnership (within the meaning of Section 17-303(a) of the Delaware Act) and shall not affect, impair or eliminate the limitations on the liability of the Limited Partners or Assignees under this Agreement.

SECTION 3.3 Outside Activities of the Limited Partners.

     Subject to the provisions of Section 7.5 and the Omnibus Agreement, which shall continue to be applicable to the Persons referred to therein, regardless of whether such Persons shall also be Limited Partners or Assignees, any Limited Partner or Assignee shall be entitled to and may have business interests and engage in business activities in addition to those relating to the Partnership, including business interests and activities in direct competition with the Partnership Group. Neither the Partnership nor any of the other Partners or Assignees shall have any rights by virtue of this Agreement in any business ventures of any Limited Partner or Assignee.

SECTION 3.4 Rights of Limited Partners.

     (a) In addition to other rights provided by this Agreement or by applicable law, and except as limited by Section 3.4(b), each Limited Partner shall have the right, for a purpose reasonably related to such Limited Partner's interest as a limited partner in the Partnership, upon reasonable written demand and at such Limited Partner's own expense:

          (i) to obtain true and full information regarding the status of the business and financial condition of the Partnership;

          (ii) promptly after becoming available, to obtain a copy of the Partnership's federal, state and local income tax returns for each year;

          (iii) to have furnished to him a current list of the name and last known business, residence or mailing address of each Partner;

          (iv) to have furnished to him a copy of this Agreement and the Certificate of Limited Partnership and all amendments thereto, together with a copy of the executed copies of all powers of attorney pursuant to which this Agreement, the Certificate of Limited Partnership and all amendments thereto have been executed;

          (v) to obtain true and full information regarding the amount of cash and a description and statement of the Net Agreed Value of any other Capital Contribution by each Partner and which each Partner has agreed to contribute in the future, and the date on which each became a Partner; and

          (vi) to obtain such other information regarding the affairs of the Partnership as is just and reasonable.

     (b) The General Partner may keep confidential from the Limited Partners and Assignees, for such period of time as the General Partner deems reasonable, (i) any information that the General Partner reasonably believes to be in the nature of trade secrets or (ii) other information the disclosure of which the General Partner in good faith believes (A) is not in the best interests of the Partnership Group, (B) could damage the Partnership Group or (C) that any Group Member is required by law or by agreement with any third party to keep confidential (other than agreements with Affiliates of the Partnership the primary purpose of which is to circumvent the obligations set forth in this
Section 3.4).

                                   ARTICLE IV
              CERTIFICATES; RECORD HOLDERS; TRANSFER OF PARTNERSHIP
                 INTERESTS; REDEMPTION OF PARTNERSHIP INTERESTS

SECTION 4.1 Certificates.

     Upon the Partnership's issuance of Common Units or Subordinated Units to any Person, the Partnership shall issue one or more Certificates in the name of such Person evidencing the number of such Units being so issued. In addition,
(a) upon the General Partner's request, the Partnership shall issue to it one or more Certificates in the name of the General Partner evidencing its interests in the Partnership and (b) upon the request of any Person owning Incentive Distribution Rights or any other Partnership Securities other than Common Units or Subordinated Units, the Partnership shall issue to such Person one or more certificates evidencing such Incentive Distribution Rights or other Partnership Securities other than Common Units or Subordinated Units. Certificates shall be executed on behalf of the Partnership by the Chairman of the Board, President or any Executive Vice President or Vice President and the Secretary or any Assistant Secretary of Valero GP. No Common Unit Certificate shall be valid for any purpose until it has been countersigned by the Transfer Agent; provided, however, that if the General Partner elects to issue Common Units in global form, the Common Unit Certificates shall be valid upon receipt of a certificate from the Transfer Agent certifying that the Common Units have been duly registered in accordance with the directions of the Partnership and the Underwriters. Subject to the requirements of Section 6.7(b), the Partners holding Certificates evidencing Subordinated Units may exchange such Certificates for Certificates evidencing Common Units on or after the date on which such Subordinated Units are converted into Common Units pursuant to the terms of Section 5.8.

SECTION 4.2 Mutilated, Destroyed, Lost or Stolen Certificates.

     (a) If any mutilated Certificate is surrendered to the Transfer Agent, the appropriate officers of Valero GP on behalf of the Partnership shall execute, and the Transfer Agent shall countersign and deliver in exchange therefor, a new Certificate evidencing the same number and type of Partnership Securities as the Certificate so surrendered.

     (b) The appropriate officers of Valero GP on behalf of the Partnership shall execute and deliver, and the Transfer Agent shall countersign a new Certificate in place of any Certificate previously issued if the Record Holder of the Certificate:

          (i) makes proof by affidavit, in form and substance satisfactory to the Partnership, that a previously issued Certificate has been lost, destroyed or stolen;

          (ii) requests the issuance of a new Certificate before the Partnership has notice that the Certificate has been acquired by a purchaser for value in good faith and without notice of an adverse claim;

          (iii) if requested by the Partnership, delivers to the Partnership a bond, in form and substance satisfactory to the Partnership, with surety or sureties and with fixed or open penalty as the Partnership may reasonably direct, in its sole discretion, to indemnify the Partnership, the Partners, the General Partner and the Transfer Agent against any claim that may be made on account of the alleged loss, destruction or theft of the Certificate; and

          (iv) satisfies any other reasonable requirements imposed by the Partnership.

     If a Limited Partner or Assignee fails to notify the Partnership within a reasonable time after he has notice of the loss, destruction or theft of a Certificate, and a transfer of the Limited Partner Interests represented by the Certificate is registered before the Partnership, the General Partner or the Transfer Agent receives such notification, the Limited Partner or Assignee shall be precluded from making any claim against the Partnership, the General Partner or the Transfer Agent for such transfer or for a new Certificate.

     (c) As a  condition  to the  issuance  of any new  Certificate  under  this
Section 4.2, the Partnership may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other expenses (including the fees and expenses of the Transfer Agent) reasonably connected therewith.

SECTION 4.3 Record Holders.

     The Partnership shall be entitled to recognize the Record Holder as the Partner or Assignee with respect to any Partnership Interest and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such Partnership Interest on the part of any other Person, regardless of whether the Partnership shall have actual or other notice thereof, except as otherwise provided by law or any applicable rule, regulation, guideline or requirement of any National Securities Exchange on which such Partnership Interests are listed for trading. Without limiting the foregoing, when a Person (such as a broker, dealer, bank, trust company or clearing corporation or an agent of any of the foregoing) is acting as nominee, agent or in some other representative capacity for another Person in acquiring and/or holding Partnership Interests, as between the Partnership on the one hand, and such other Persons on the other, such representative Person (a) shall be the Partner or Assignee (as the case may be) of record and beneficially, (b) must execute and deliver a Transfer Application and (c) shall be bound by this Agreement and shall have the rights and obligations of a Partner or Assignee (as the case may be) hereunder and as, and to the extent, provided for herein.

SECTION 4.4 Transfer Generally.

     (a) The term "transfer," when used in this Agreement with respect to a Partnership Interest, shall be deemed to refer to a transaction by which the General Partner assigns its General Partner Interest to another Person who becomes the General Partner, by which the holder of a Limited Partner Interest assigns such Limited Partner Interest to another Person who is or becomes a Limited Partner or an Assignee, and includes a sale, assignment, gift, pledge, encumbrance, hypothecation, mortgage, exchange or any other disposition by law or otherwise.

     (b) No Partnership Interest shall be transferred, in whole or in part, except in accordance with the terms and conditions set forth in this Article IV. Any transfer or purported transfer of a Partnership Interest not made in accordance with this Article IV shall be null and void.

     (c) Nothing contained in this Agreement shall be construed to prevent (i) a disposition by any limited partner of the General Partner of any or all of the issued and outstanding limited partner interests of the General Partner or (ii) a disposition by any general partner of the General Partner of any or all of the issued and outstanding capital stock or other equity interests of such general partner.

SECTION 4.5 Registration and Transfer of Limited Partner Interests.

     (a) The Partnership shall keep or cause to be kept on behalf of the Partnership a register in which, subject to such reasonable regulations as it may prescribe and subject to the provisions of Section 4.5(b), the Partnership will provide for the registration and transfer of Limited Partner Interests. The Transfer Agent is hereby appointed registrar and transfer agent for the purpose of registering Common Units and transfers of such Common Units as herein provided. The Partnership shall not recognize transfers of Certificates evidencing Limited Partner Interests unless such transfers are effected in the manner described in this Section 4.5. Upon surrender of a Certificate for registration of transfer of any Limited Partner Interests evidenced by a Certificate, and subject to the provisions of Section 4.5(b), the appropriate officers of Valero GP on behalf of the Partnership shall execute and deliver, and in the case of Common Units, the Transfer Agent shall countersign and deliver, in the name of the holder or the designated transferee or transferees, as required pursuant to the holder's instructions, one or more new Certificates evidencing the same aggregate number and type of Limited Partner Interests as was evidenced by the Certificate so surrendered.

     (b) Except as otherwise provided in Section 4.9, the Partnership shall not recognize any transfer of Limited Partner Interests until the Certificates evidencing such Limited Partner Interests are surrendered for registration of transfer and such Certificates are accompanied by a Transfer Application duly executed by the transferee (or the transferee's attorney-in-fact duly authorized in writing). No charge shall be imposed by the Partnership for such transfer; provided, that as a condition to the issuance of any new Certificate under this
Section 4.5, the Partnership may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed with respect thereto.

     (c) Limited Partner Interests may be transferred only in the manner described in this Section 4.5. The transfer of any Limited Partner Interests and the admission of any new Limited Partner shall not constitute an amendment to this Agreement.

     (d) Until admitted as a Substituted Limited Partner pursuant to Section 10.2, the Record Holder of a Limited Partner Interest shall be an Assignee in respect of such Limited Partner Interest. Limited Partners may include custodians, nominees or any other individual or entity in its own or any representative capacity.

     (e) A transferee of a Limited Partner Interest who has completed and delivered a Transfer Application shall be deemed to have (i) requested admission as a Substituted Limited Partner, (ii) agreed to comply with and be bound by and to have executed this Agreement, (iii) represented and warranted that such transferee has the right, power and authority and, if an individual, the capacity to enter into this Agreement, (iv) granted the powers of attorney set forth in this Agreement and (v) given the consents and approvals and made the waivers contained in this Agreement.

     (f) The General Partner and its Affiliates shall have the right at any time to transfer their Subordinated Units and Common Units (whether issued upon conversion of the Subordinated Units or otherwise) to one or more Persons.

SECTION 4.6 Transfer of the General Partner's General Partner Interest.

     (a) Subject to Section 4.6(c) below, prior to March 31, 2011, the General Partner shall not transfer all or any part of its General Partner Interest to a Person unless such transfer (i) has been approved by the prior written consent or vote of the holders of at least a majority of the Outstanding Common Units (excluding Common Units held by the General Partner and its Affiliates) or (ii) is of all, but not less than all, of its General Partner Interest to (A) an Affiliate of the General Partner (other than an individual) or (B) another Person (other than an individual) in connection with the merger or consolidation of the General Partner with or into such other Person (other than in individual) or the transfer by the General Partner of all or substantially all of its assets to such other Person (other than an individual).

     (b) Subject to Section 4.6(c) below, on or after March 31, 2011, the General Partner may transfer all or any of its General Partner Interest without Unitholder approval.

     (c) Notwithstanding anything herein to the contrary, no transfer by the General Partner of all or any part of its General Partner Interest to another Person shall be permitted unless (i) the transferee agrees to assume the rights and duties of the General Partner under this Agreement and to be bound by the provisions of this Agreement, (ii) the Partnership receives an Opinion of Counsel that such transfer would not result in the loss of limited liability of any Limited Partner or of any limited partner of the Operating Partnership or cause the Partnership or the Operating Partnership to be treated as an association taxable as a corporation or otherwise to be taxed as an entity for federal income tax purposes (to the extent not already so treated or taxed) and
(iii) such transferee also agrees to purchase all (or the appropriate portion thereof, if applicable) of the partnership interest of the General Partner as the general partner of each other Group Member. In the case of a transfer pursuant to and in compliance with this Section 4.6, the transferee or successor (as the case may be) shall, subject to compliance with the terms of Section 10.3, be admitted to the Partnership as a General Partner immediately prior to the transfer of the Partnership Interest, and the business of the Partnership shall continue without dissolution.

SECTION 4.7 Transfer of Incentive Distribution Rights.

     Prior to March 31, 2011, a holder of Incentive Distribution Rights may transfer any or all of the Incentive Distribution Rights held by such holder without any consent of the Unitholders (a) to an Affiliate of such holders (other than an individual) or (b) to another Person (other than an individual) in connection with (i) the merger or consolidation of such holder of Incentive Distribution Rights with or into such other Person or (ii) the transfer by such holder of all or substantially all of its assets to such other Person. Any other transfer of the Incentive Distribution Rights prior to March 31, 2011, shall require the prior approval of holders at least a majority of the Outstanding Common Units (excluding Common Units held by the General Partner and its Affiliates). On or after March 31, 2011, the General Partner or any other holder of Incentive Distribution Rights may transfer any or all of its Incentive Distribution Rights without Unitholder approval. Notwithstanding anything herein to the contrary, no transfer of Incentive Distribution Rights to another Person shall be permitted unless the transferee agrees to be bound by the provisions of this Agreement. The General Partner shall have the authority (but shall not be required) to adopt such reasonable restrictions on the transfer of Incentive Distribution Rights and requirements for registering the transfer of Incentive Distribution Rights as the General Partner, in its sole discretion, shall determine are necessary or appropriate.

SECTION 4.8 Restrictions on Transfers.

     (a) Except as provided in Section 4.8(d) below, but notwithstanding the other provisions of this Article IV, no transfer of any Partnership Interests shall be made if such transfer would (i) violate the then applicable federal or state securities laws or rules and regulations of the Commission, any state securities commission or any other governmental authority with jurisdiction over such transfer, (ii) terminate the existence or qualification of the Partnership or the Operating Partnership under the laws of the jurisdiction of its formation, or (iii) cause the Partnership or the Operating Partnership to be treated as an association taxable as a corporation or otherwise to be taxed as an entity for federal income tax purposes (to the extent not already so treated or taxed).

     (b) The General Partner may impose restrictions on the transfer of Partnership Interests if a subsequent Opinion of Counsel determines that such restrictions are necessary to avoid a significant risk of the Partnership becoming taxable as a corporation or otherwise to be taxed as an entity for federal income tax purposes. The restrictions may be imposed by making such amendments to this Agreement as the General Partner may determine to be necessary or appropriate to impose such restrictions; provided, however, that any amendment that the General Partner believes, in the exercise of its reasonable discretion, could result in the delisting or suspension of trading of any class of Limited Partner Interests on the principal National Securities Exchange on which such class of Limited Partner Interests is then traded must be approved, prior to such amendment being effected, by the holders of at least a majority of the Outstanding Limited Partner Interests of such class.

     (c) The transfer of a Subordinated Unit that has converted into a Common Unit shall be subject to the restrictions imposed by Section 6.7(b).

     (d) Nothing contained in this Article IV, or elsewhere in this Agreement, shall preclude the settlement of any transactions involving Partnership Interests entered into through the facilities of any National Securities Exchange on which such Partnership Interests are listed for trading.

SECTION 4.9 Citizenship Certificates; Non-citizen Assignees.

     (a) If any Group Member is or becomes subject to any federal, state or local law or regulation that, in the reasonable determination of the General Partner, creates a substantial risk of cancellation or forfeiture of any property in which the Group Member has an interest based on the nationality, citizenship or other related status of a Limited Partner or Assignee, the General Partner may request any Limited Partner or Assignee to furnish to the General Partner, within 30 days after receipt of such request, an executed Citizenship Certification or such other information concerning his nationality, citizenship or other related status (or, if the Limited Partner or Assignee is a nominee holding for the account of another Person, the nationality, citizenship or other related status of such Person) as the General Partner may request. If a Limited Partner or Assignee fails to furnish to the General Partner within the aforementioned 30-day period such Citizenship Certification or other requested information or if upon receipt of such Citizenship Certification or other requested information the General Partner determines, with the advice of counsel, that a Limited Partner or Assignee is not an Eligible Citizen, the Partnership Interests owned by such Limited Partner or Assignee shall be subject to redemption in accordance with the provisions of Section 4.10. In addition, the General Partner may require that the status of any such Partner or Assignee be changed to that of a Non-citizen Assignee and, thereupon, the General Partner shall be substituted for such Non-citizen Assignee as the Limited Partner in respect of his Limited Partner Interests.

     (b) The General Partner shall, in exercising voting rights in respect of Limited Partner Interests held by it on behalf of Non-citizen Assignees, distribute the votes in the same ratios as the votes of Partners (including without limitation the General Partner) in respect of Limited Partner Interests other than those of Non-citizen Assignees are cast, either for, against or abstaining as to the matter.

     (c) Upon dissolution of the Partnership, a Non-citizen Assignee shall have no right to receive a distribution in kind pursuant to Section 12.4 but shall be entitled to the cash equivalent thereof, and the Partnership shall provide cash in exchange for an assignment of the Non-citizen Assignee's share of the distribution in kind. Such payment and assignment shall be treated for Partnership purposes as a purchase by the Partnership from the Non-citizen Assignee of his Limited Partner Interest (representing his right to receive his share of such distribution in kind).

     (d) At any time after he can and does certify that he has become an Eligible Citizen, a Non-citizen Assignee may, upon application to the General Partner, request admission as a Substituted Limited Partner with respect to any Limited Partner Interests of such Non-citizen Assignee not redeemed pursuant to
Section  4.10,  and upon his  admission  pursuant to Section  10.2,  the General
Partner shall cease to be deemed to be the Limited Partner in respect of the Non-citizen Assignee's Limited Partner Interests.

SECTION 4.10 Redemption of Partnership Interests of Non-citizen Assignees.

     (a) If at any time a Limited Partner or Assignee fails to furnish a Citizenship Certification or other information requested within the 30-day period specified in Section 4.9(a), or if upon receipt of such Citizenship Certification or other information the General Partner determines, with the advice of counsel, that a Limited Partner or Assignee is not an Eligible Citizen, the Partnership may, unless the Limited Partner or Assignee establishes to the satisfaction of the General Partner that such Limited Partner or Assignee is an Eligible Citizen or has transferred his Partnership Interests to a Person who is an Eligible Citizen and who furnishes a Citizenship Certification to the General Partner prior to the date fixed for redemption as provided below, redeem the Partnership Interest of such Limited Partner or Assignee as follows:

          (i) The General Partner shall, not later than the 30th day before the date fixed for redemption, give notice of redemption to the Limited Partner or Assignee, at his last address designated on the records of the Partnership or the Transfer Agent, by registered or certified mail, postage prepaid. The notice shall be deemed to have been given when so mailed. The notice shall specify the Redeemable Interests, the date fixed for redemption, the place of payment, that payment of the redemption price will be made upon surrender of the Certificate evidencing the Redeemable Interests and that on and after the date fixed for redemption no further allocations or distributions to which the Limited Partner or Assignee would otherwise be entitled in respect of the Redeemable Interests will accrue or be made.

          (ii) The aggregate redemption price for Redeemable Interests shall be an amount equal to the Current Market Price (the date of determination of which shall be the date fixed for redemption) of Limited Partner Interests of the class to be so redeemed multiplied by the number of Limited Partner Interests of each such class included among the Redeemable Interests. The redemption price shall be paid, in the discretion of the General Partner, in cash or by delivery of a promissory note of the Partnership in the principal amount of the redemption price, bearing interest at the rate of 10% annually and payable in three equal annual installments of principal together with accrued interest, commencing one year after the redemption date.

          (iii) Upon surrender by or on behalf of the Limited Partner or Assignee, at the place specified in the notice of redemption, of the

     Certificate evidencing the Redeemable Interests, duly endorsed in blank or accompanied by an assignment duly executed in blank, the Limited Partner or Assignee or his duly authorized representative shall be entitled to receive the payment therefor.

          (iv) After the redemption date, Redeemable Interests shall no longer constitute issued and Outstanding Limited Partner Interests.

     (b) The provisions of this Section 4.10 shall also be applicable to Limited Partner Interests held by a Limited Partner or Assignee as nominee of a Person determined to be other than an Eligible Citizen.

     (c) Nothing in this Section 4.10 shall prevent the recipient of a notice of redemption from transferring his Limited Partner Interest before the redemption date if such transfer is otherwise permitted under this Agreement. Upon receipt of notice of such a transfer, the General Partner shall withdraw the notice of redemption, provided the transferee of such Limited Partner Interest certifies to the satisfaction of the General Partner in a Citizenship Certification delivered in connection with the Transfer Application that he is an Eligible Citizen. If the transferee fails to make such certification, such redemption shall be effected from the transferee on the original redemption date.

                                   ARTICLE V
           CAPITAL CONTRIBUTIONS AND ISSUANCE OF PARTNERSHIP INTERESTS

SECTION 5.1 Organizational Contributions.

     In connection with the formation of the Partnership under the Delaware Act, Valero GP, the former general partner, made an initial Capital Contribution to the Partnership in the amount of $10.00, for an interest in the Partnership and was admitted as the general partner of the Partnership, and the Organizational Limited Partner made an initial Capital Contribution to the Partnership in the amount of $990.00 for an interest in the Partnership and was admitted as a Limited Partner of the Partnership. On August 10, 2000, the initial Certificate of Limited Partnership of the Partnership was amended and the Initial Agreement was amended and restated to reflect the substitution of the General Partner as general partner of the Partnership and the removal of Valero GP. As of the Closing Date, the interest of the Organizational Limited Partner was redeemed as provided in the Contribution Agreement; the initial Capital Contributions of each Partner were thereupon refunded; the Initial Limited Partners were admitted as limited partners of the Partnership; and the Organizational Limited Partner thereupon ceased to be a limited partner of the Partnership. Ninety-nine percent of any interest or other profit that may have resulted from the investment or other use of such initial Capital Contributions was allocated and distributed to the Organizational Limited Partner, and the balance thereof was allocated and distributed to the General Partner.

SECTION 5.2 Contributions by the General Partner and its Affiliates.

     (a) On the Closing Date and pursuant to the Contribution Agreement, (i) the General Partner contributed to the Partnership, as a Capital Contribution, all of its interest in the Operating Partnership other than its 1.0101% general partner interest in the Operating Partnership in exchange for (A) a 1% general partner interest in the Partnership, and (B) the Incentive Distribution Rights, and (ii) UDS Logistics, LLC, a Delaware limited liability company ("UDS
Logistics"), contributed its limited partner interests in the Operating Partnership to the Partnership in exchange for (A) 9,599,322 Subordinated Units and (B) 4,424,322 Common Units.

     (b) Upon the issuance of any additional Limited Partner Interests by the Partnership (including the issuance of the Common Units issued in the Initial Offering or pursuant to the Over-Allotment Option), the General Partner shall be required to make additional Capital Contributions equal to 2/98th of any amount contributed to the Partnership by the Limited Partners in exchange for such additional Limited Partner Interests. Except as set forth in the immediately preceding sentence and Article XII, the General Partner shall not be obligated to make any additional Capital Contributions to the Partnership.

SECTION 5.3 Contributions by Initial Limited Partners.

     (a) On the Closing Date and pursuant to the Underwriting Agreement, each Underwriter paid to the Partnership cash in an amount equal to the Issue Price per Initial Common Unit, multiplied by the number of Common Units specified in the Underwriting Agreement purchased by such Underwriter at the Closing Date. Each Underwriter's payment of cash to the Partnership pursuant to the preceding sentence was regarded as representing (i) a contribution by such Underwriter to the Partnership in an amount equal to the Initial Unit Price per Initial Common Unit multiplied by the number of Common Units purchased by such Underwriter at the Closing Date and (ii) a payment by the Partnership to such Underwriter of the underwriting discount and commissions in an amount equal to (A) the excess of the Initial Unit Price over the Issue Price multiplied by (B) the number of Common Units purchased by such Underwriter at the Closing Date. In exchange for such Capital Contributions by the Underwriters, the Partnership issued Common Units to each Underwriter on whose behalf such Capital Contribution was made in an amount equal to the quotient obtained by dividing (i) the cash paid to the Partnership by or on behalf of such Underwriter by (ii) the Issue Price per Initial Common Unit.

     (b) Notwithstanding anything else herein contained, all of the proceeds received by the Partnership from the issuance of Common Units pursuant to
Section 5.3(a) were contributed to the Operating Partnership.

     (c) Upon the exercise of the Over-Allotment Option, each Underwriter shall pay to the Partnership cash in an amount equal to the Issue Price per Initial Common Unit, multiplied by the number of Common Units specified in the Underwriting Agreement to be purchased by such Underwriter at the Option Closing Date. Each Underwriter's payment of cash to the Partnership pursuant to the preceding sentence shall be regarded as representing (i) a contribution by such Underwriter to the Partnership in an amount equal to the Initial Unit Price per Initial Common Unit multiplied by the number of Common Units purchased by such Underwriter at the Option Closing Date and (ii) a payment by the Partnership to such Underwriter of the underwriting discount and commissions in an amount equal to (A) the excess of the Initial Unit Price over the Issue Price multiplied by
(B) the  number of Common  Units  purchased  by such  Underwriter  at the Option

Closing Date. In exchange for such Capital Contributions by the Underwriters, the Partnership shall issue Common Units to each Underwriter on whose behalf such Capital Contribution is made in an amount equal to the quotient obtained by dividing (i) the cash paid to the Partnership by or on behalf of such Underwriter by (ii) the Issue Price per Initial Common Unit. Upon receipt by the Partnership of the Capital Contributions from the Underwriters as provided in this Section 5.3(c), the Partnership shall contribute such cash to the Operating Partnership to pay down debt of the Operating Partnership.

     (d) No Limited Partner Interests were issued or issuable as of or at the Closing Date other than (i) the Common Units issued pursuant to subparagraph (a) hereof in aggregate number equal to 4,500,000, (ii) the "Additional Units" as such term is used in the Underwriting Agreement in an aggregate number up to 675,000 issued upon exercise of the Over-Allotment Option pursuant to subparagraph (c) hereof, (iii) the 4,424,322 Common Units issued to UDS Logistics or its Affiliates pursuant to Section 5.2 hereof, (iv) the 9,599,322 Subordinated Units issued to UDS Logistics or its Affiliates pursuant to Section
5.2 hereof, and (v) the Incentive Distribution Rights.

SECTION 5.4 Interest and Withdrawal.

     No interest shall be paid by the Partnership on Capital Contributions. No Partner or Assignee shall be entitled to the withdrawal or return of its Capital Contribution, except to the extent, if any, that distributions made pursuant to this Agreement or upon dissolution of the Partnership may be considered as such by law and then only to the extent provided for in this Agreement. Except to the extent expressly provided in this Agreement, no Partner or Assignee shall have priority over any other Partner or Assignee either as to the return of Capital Contributions or as to profits, losses or distributions. Any such return shall be a compromise to which all Partners and Assignees agree within the meaning of 17-502(b) of the Delaware Act.

SECTION 5.5 Capital Accounts.

     (a) The Partnership shall maintain for each Partner (or a beneficial owner of Partnership Interests held by a nominee in any case in which the nominee has furnished the identity of such owner to the Partnership in accordance with
Section 6031(c) of the Code or any other method acceptable to the General Partner in its sole discretion) owning a Partnership Interest a separate Capital Account with respect to such Partnership Interest in accordance with the rules of Treasury Regulation Section 1.704-1(b)(2)(iv). Such Capital Account shall be increased by (i) the amount of all Capital Contributions made to the Partnership with respect to such Partnership Interest pursuant to this Agreement and (ii) all items of Partnership income and gain (including, without limitation, income and gain exempt from tax) computed in accordance with Section 5.5(b) and allocated with respect to such Partnership Interest pursuant to Section 6.1, and decreased by (x) the amount of cash or Net Agreed Value of all actual and deemed distributions of cash or property made with respect to such Partnership Interest pursuant to this Agreement and (y) all items of Partnership deduction and loss computed in accordance with Section 5.5(b) and allocated with respect to such Partnership Interest pursuant to Section 6.1.

     (b) For purposes of computing the amount of any item of income, gain, loss or deduction which is to be allocated pursuant to Article VI and is to be reflected in the Partners' Capital Accounts, the determination, recognition and classification of any such item shall be the same as its determination, recognition and classification for federal income tax purposes (including, without limitation, any method of depreciation, cost recovery or amortization used for that purpose), provided, that:

          (i) Solely for purposes of this Section 5.5, the Partnership shall be treated as owning directly its proportionate share (as determined by the General Partner based upon the provisions of the Operating Partnership Agreement) of all property owned by the Operating Partnership or any other Subsidiary that is classified as a partnership for federal income tax purposes.

          (ii) All fees and other expenses incurred by the Partnership to promote the sale of (or to sell) a Partnership Interest that can neither be deducted nor amortized under Section 709 of the Code, if any, shall, for purposes of Capital Account maintenance, be treated as an item of deduction at the time such fees and other expenses are incurred and shall be allocated among the Partners pursuant to Section 6.1.

          (iii) Except as otherwise provided in Treasury Regulation Section 1.704-1(b)(2)(iv)(m), the computation of all items of income, gain, loss and deduction shall be made without regard to any election under Section 754 of the Code which may be made by the Partnership and, as to those items described in Section 705(a)(1)(B) or 705(a)(2)(B) of the Code, without regard to the fact that such items are not includable in gross income or are neither currently deductible nor capitalized for federal income tax purposes. To the extent an adjustment to the adjusted tax basis of any Partnership asset pursuant to Section 734(b) or 743(b) of the Code is required, pursuant to Treasury Regulation Section 1.704-1(b)(2)(iv)(m), to be taken into account in determining Capital Accounts, the amount of such adjustment in the Capital Accounts shall be treated as an item of gain or loss.

          (iv) Any income, gain or loss attributable to the taxable disposition of any Partnership property shall be determined as if the adjusted basis of such property as of such date of disposition were equal in amount to the Partnership's Carrying Value with respect to such property as of such date.

          (v) In accordance with the requirements of Section 704(b) of the Code, any deductions for depreciation, cost recovery or amortization attributable to any Contributed Property shall be determined as if the adjusted basis of such property on the date it was acquired by the Partnership were equal to the Agreed Value of such property. Upon an adjustment pursuant to Section 5.5(d) to the Carrying Value of any Partnership property subject to depreciation, cost recovery or amortization, any further deductions for such depreciation, cost recovery or amortization attributable to such property shall be determined (A) as if the adjusted basis of such property were equal to the Carrying Value of such property immediately following such adjustment and (B) using a rate of depreciation, cost recovery or amortization derived from the same method and useful life (or, if applicable, the remaining useful life) as is applied for federal income tax purposes; provided, however, that, if the asset has a zero adjusted basis for federal income tax purposes, depreciation, cost recovery or amortization deductions shall be determined using any reasonable method that the General Partner may adopt.

          (vi) If the Partnership's adjusted basis in a depreciable or cost recovery property is reduced for federal income tax purposes pursuant to
     Section  48(q)(1)  or 48(q)(3)  of the Code,  the amount of such  reduction shall, solely for purposes hereof, be deemed to be an additional depreciation or cost recovery deduction in the year such property is placed in service and shall be allocated among the Partners pursuant to Section
     6.1. Any restoration of such basis pursuant to Section 48(q)(2) of the Code shall, to the extent possible, be allocated in the same manner to the Partners to whom such deemed deduction was allocated.

          (c) (i) A transferee of a Partnership Interest shall succeed to a pro rata portion of the Capital Account of the transferor relating to the Partnership Interest so transferred.

          (ii) Immediately prior to the transfer of a Subordinated Unit or of a Subordinated Unit that has converted into a Common Unit pursuant to Section
     5.8 by a holder thereof (other than a transfer to an Affiliate unless the General Partner elects to have this subparagraph 5.5(c)(ii) apply), the Capital Account maintained for such Person with respect to its Subordinated Units or converted Subordinated Units will (A) first, be allocated to the Subordinated Units or converted Subordinated Units to be transferred in an amount equal to the product of (x) the number of such Subordinated Units or converted Subordinated Units to be transferred and (y) the Per Unit Capital Amount for a Common Unit, and (B) second, any remaining balance in such Capital Account will be retained by the transferor, regardless of whether it has retained any Subordinated Units or converted Subordinated Units. Following any such allocation, the transferor's Capital Account, if any, maintained with respect to the retained Subordinated Units or converted Subordinated Units, if any, will have a balance equal to the amount allocated under clause (B) hereinabove, and the transferee's Capital Account established with respect to the transferred Subordinated Units or converted Subordinated Units will have a balance equal to the amount allocated under clause (A) hereinabove.

          (d) (i) In accordance with Treasury Regulation Section 1.704-1(b)(2)(iv)(f), on an issuance of additional Partnership Interests for cash or Contributed Property or the conversion of the General Partner's Combined Interest to Common Units pursuant to Section 11.3(b), the Capital Account of all Partners and the Carrying Value of each Partnership property immediately prior to such issuance shall be adjusted upward or downward to reflect any Unrealized Gain or Unrealized Loss attributable to such Partnership property, as if such Unrealized Gain or Unrealized Loss had been recognized on an actual sale of each such property immediately prior to such issuance and had been allocated to the Partners at such time pursuant to Section 6.1(c) in the same manner as any item of gain or loss actually recognized during such period would have been allocated. In determining such Unrealized Gain or Unrealized Loss, the aggregate cash amount and fair market value of all Partnership assets (including, without limitation, cash or cash equivalents) immediately prior to the issuance of additional Partnership Interests shall be determined by the General Partner using such reasonable method of valuation as it may adopt; provided, however, that the General Partner, in arriving at such valuation, must take fully into account the fair market value of the Partnership Interests of all Partners at such time. The General Partner shall allocate such aggregate value among the assets of the Partnership (in such manner as it determines in its discretion to be reasonable) to arrive at a fair market value for individual properties.

          (ii) In accordance with Treasury Regulation Section 1.704-1(b)(2)(iv)(f), immediately prior to any actual or deemed distribution to a Partner of any Partnership property (other than a distribution of cash that is not in redemption or retirement of a
     Partnership Interest), the Capital Accounts of all Partners and the Carrying Value of all Partnership property shall be adjusted upward or downward to reflect any Unrealized Gain or Unrealized Loss attributable to such Partnership property, as if such Unrealized Gain or Unrealized Loss had been recognized in a sale of such property immediately prior to such distribution for an amount equal to its fair market value, and had been allocated to the Partners, at such time, pursuant to Section 6.1(c) in the same manner as any item of gain or loss actually recognized during such period would have been allocated. In determining such Unrealized Gain or Unrealized Loss the aggregate cash amount and fair market value of all Partnership assets (including, without limitation, cash or cash equivalents) immediately prior to a distribution shall (A) in the case of an actual distribution which is not made pursuant to Section 12.4 or in the case of a deemed distribution, be determined and allocated in the same manner as that provided in Section 5.5(d)(i) or (B) in the case of a liquidating distribution pursuant to Section 12.4, be determined and allocated by the Liquidator using such reasonable method of valuation as it may adopt.

SECTION 5.6 Issuances of Additional Partnership Securities.

     (a) Subject to Section 5.7, the Partnership may issue additional Partnership Securities and options, rights, warrants and appreciation rights relating to the Partnership Securities for any Partnership purpose at any time and from time to time to such Persons for such consideration and on such terms and conditions as shall be established by the General Partner in its sole discretion, all without the approval of any Limited Partners.

     (b) Each additional Partnership Security authorized to be issued by the Partnership pursuant to Section 5.6(a) may be issued in one or more classes, or one or more series of any such classes, with such designations, preferences, rights, powers and duties (which may be senior to existing classes and series of Partnership Securities), as shall be fixed by the General Partner in the exercise of its sole discretion, including (i) the right to share Partnership profits and losses or items thereof; (ii) the right to share in Partnership distributions; (iii) the rights upon dissolution and liquidation of the Partnership; (iv) whether, and the terms and conditions upon which, the Partnership may redeem the Partnership Security; (v) whether such Partnership Security is issued with the privilege of conversion or exchange and, if so, the terms and conditions of such conversion or exchange; (vi) the terms and conditions upon which each Partnership Security will be issued, evidenced by certificates and assigned or transferred; and (vii) the right, if any, of each such Partnership Security to vote on Partnership matters, including matters relating to the relative rights, preferences and privileges of such Partnership Security.

     (c) The General Partner is hereby authorized and directed to take all actions that it deems necessary or appropriate in connection with (i) each issuance of Partnership Securities and options, rights, warrants and appreciation rights relating to Partnership Securities pursuant to this Section 5.6, (ii) the conversion of the General Partner Interest and Incentive Distribution Rights into Units pursuant to the terms of this Agreement, (iii) the admission of Additional Limited Partners and (iv) all additional issuances of Partnership Securities. The General Partner is further authorized and directed to specify the relative rights, powers and duties of the holders of the Units or other Partnership Securities being so issued. The General Partner shall do all things necessary to comply with the Delaware Act and is authorized and directed to do all things it deems to be necessary or advisable in connection with any future issuance of Partnership Securities or in connection with the conversion of the General Partner Interest and Incentive Distribution Rights into Units pursuant to the terms of this Agreement, including compliance with any statute, rule, regulation or guideline of any federal, state or other governmental agency or any National Securities Exchange on which the Units or other Partnership Securities are listed for trading.

SECTION 5.7 Limitations on Issuance of Additional Partnership Securities.

     The issuance of Partnership Securities pursuant to Section 5.6 shall be subject to the following restrictions and limitations:

     (a) During the Subordination Period, the Partnership shall not issue (and shall not issue any options, rights, warrants or appreciation rights relating
to) an aggregate of more than 4,462,161 additional Parity Units without the prior approval of the holders of a Unit Majority. In applying this limitation, there shall be excluded Common Units and other Parity Units (and options, rights, warrants or appreciation rights relating thereto) issued (A) in connection with the exercise of the Over-Allotment Option, (B) in accordance with Sections 5.7(b) and 5.7(c), (C) upon conversion of the General Partner Interest and Incentive Distribution Rights pursuant to Section 11.3(b), (D) pursuant to the employee benefit plans of the General Partner, the Partnership or any other Group Member and (E) in the event of a combination or subdivision of Common Units.

     (b) The Partnership may also issue an unlimited number of Parity Units, prior to the end of the Subordination Period and without the prior approval of the Unitholders, if such issuance occurs (i) in connection with an Acquisition or a Capital Improvement or (ii) within 365 days of, and the net proceeds from such issuance are used to repay debt incurred in connection with, an Acquisition or a Capital Improvement, in each case where such Acquisition or Capital Improvement involves assets that, if acquired by the Partnership as of the date that is one year prior to the first day of the Quarter in which such Acquisition is to be consummated or such Capital Improvement is to be completed, would have resulted, on a pro forma basis, in an increase in:

          (i) the amount of Adjusted Operating Surplus generated by the Partnership on a per-Unit basis (for all Outstanding Units) with respect to the most recently completed four-Quarter period (on a pro forma basis as described below) as compared to

          (ii) the actual amount of Adjusted Operating Surplus generated by the Partnership on a per-Unit basis (for all Outstanding Units) (excluding
     Adjusted Operating Surplus attributable to the Acquisition or Capital Improvement) with respect to such most recently completed four-Quarter period.

          If the issuance of Parity Units with respect to an Acquisition or Capital Improvement occurs within the first four full Quarters after the Closing Date, then Adjusted Operating Surplus as used in clauses (A) (subject to the succeeding sentence) and (B) above shall be calculated (i) for each Quarter, if any, that commenced after the Closing Date for which actual results of operations are available, based on the actual Adjusted Operating Surplus of the Partnership generated with respect to such Quarter, and (ii) for each other Quarter, on a pro forma basis consistent with the procedures, as applicable, set forth in Appendix D to the Registration Statement. Furthermore, the amount in clause (A) shall be determined on a pro forma basis assuming that (1) all of the Parity Units to be issued in connection with or within 365 days of such Acquisition or Capital Improvement had been issued and outstanding, (2) all indebtedness for borrowed money to be incurred or assumed in connection with such Acquisition or Capital Improvement (other than any such indebtedness that is to be repaid with the proceeds of such issuance of Parity Units) had been incurred or assumed, in each case as of the commencement of such four-Quarter period, (3) the personnel expenses that would have been incurred by the Partnership in the operation of the acquired assets are the personnel expenses for employees to be retained by the Partnership in the operation of the acquired assets, and (4) the non-personnel costs and expenses are computed on the same basis as those incurred by the Partnership in the operation of the Partnership's business at similarly situated Partnership facilities.

     (c) During the Subordination Period, without the prior approval of the holders of a Unit Majority, the Partnership shall not issue any additional Partnership Securities (or options, rights, warrants or appreciation rights related thereto) (i) that are entitled in any Quarter to receive in respect of the Subordination Period any distributions of Available Cash from Operating Surplus before the Common Units and any Parity Units have received (or amounts have been set aside for payment of) the Minimum Quarterly Distribution and any Cumulative Common Unit Arrearage for such Quarter or (ii) that are entitled to allocations in respect of the Subordination Period of Net Termination Gain before the Common Units and any Parity Units have been allocated Net Termination Gain pursuant to Section 6.1(c)(i)(B).

     (d) During the Subordination Period, without the prior approval of the holders of a Unit Majority, the Partnership may issue additional Partnership Securities (or options, rights, warrants or appreciation rights related thereto)
(i) that are not entitled in any Quarter during the Subordination Period to receive any distributions of Available Cash from Operating Surplus until after the Common Units and any Parity Units have received (or amounts have been set aside for payment of) the Minimum Quarterly Distribution and any Cumulative Common Unit Arrearage for such Quarter and (ii) that are not entitled to allocations in respect of the Subordination Period of Net Termination Gain before the Common Units and any Parity Units have been allocated Net Termination Gain pursuant to Section 6.1(c)(i)(B), even if (A) the amount of Available Cash from Operating Surplus to which each such Partnership Security is entitled to receive after the Minimum Quarterly Distribution and any Cumulative Common Unit

Arrearage have been paid or set aside for payment on the Common Units exceeds the Minimum Quarterly Distribution, (B) the amount of Net Termination Gain to be allocated to such Partnership Security after Net Termination Gain has been allocated to any Common Units and Parity Units pursuant to Section 6.1(c)(i)(B) exceeds the amount of such Net Termination Gain to be allocated to each Common Unit or Parity Unit or (C) the holders of such additional Partnership Securities have the right to require the Partnership or its Affiliates to repurchase such Partnership Securities at a discount, par or a premium.

     (e) No fractional Units shall be issued by the Partnership.

SECTION 5.8 Conversion of Subordinated Units.

     (a) All Subordinated Units shall convert into Common Units on a one-for-one basis on the first day following the Record Date for distributions in respect of the final Quarter of the Subordination Period.

     (b) Notwithstanding any other provision of this Agreement, all the then Outstanding Subordinated Units will automatically convert into Common Units on a one-for-one basis as set forth in, and pursuant to the terms of, Section 11.4.

     (c) A Subordinated Unit that has converted into a Common Unit shall be subject to the provisions of Section 6.7(b).

SECTION 5.9 Limited Preemptive Right.

     Except as provided in this Section 5.9 and in Section 5.2, no Person shall have any preemptive, preferential or other similar right with respect to the issuance of any Partnership Security, whether unissued, held in the treasury or hereafter created. The General Partner shall have the right, which it may from time to time assign in whole or in part to any of its Affiliates, to purchase Partnership Securities from the Partnership whenever, and on the same terms that, the Partnership issues Partnership Securities to Persons other than the General Partner and its Affiliates, to the extent necessary to maintain the Percentage Interests of the General Partner and its Affiliates equal to that which existed immediately prior to the issuance of such Partnership Securities.

SECTION 5.10 Splits and Combination.

     (a) Subject to Sections 5.10(d), 6.6 and 6.9 (dealing with adjustments of distribution levels), the Partnership may make a Pro Rata distribution of Partnership Securities to all Record Holders or may effect a subdivision or combination of Partnership Securities so long as, after any such event, each Partner shall have the same Percentage Interest in the Partnership as before such event, and any amounts calculated on a per Unit basis (including any Common Unit Arrearage or Cumulative Common Unit Arrearage) or stated as a number of Units (including the number of Subordinated Units that may convert prior to the end of the Subordination Period and the number of additional Parity Units that may be issued pursuant to Section 5.7 without a Unitholder vote) are proportionately adjusted retroactive to the beginning of the Partnership.

     (b) Whenever such a distribution, subdivision or combination of Partnership Securities is declared, the General Partner shall select a Record Date as of which the distribution, subdivision or combination shall be effective and shall send notice thereof at least 20 days prior to such Record Date to each Record Holder as of a date not less than 10 days prior to the date of such notice. The General Partner also may cause a firm of independent public accountants selected by it to calculate the number of Partnership Securities to be held by each Record Holder after giving effect to such distribution, subdivision or combination. The General Partner shall be entitled to rely on any certificate provided by such firm as conclusive evidence of the accuracy of such calculation.

     (c) Promptly following any such distribution, subdivision or combination, the Partnership may issue Certificates to the Record Holders of Partnership Securities as of the applicable Record Date representing the new number of Partnership Securities held by such Record Holders, or the General Partner may adopt such other procedures as it may deem appropriate to reflect such changes. If any such combination results in a smaller total number of Partnership Securities Outstanding, the Partnership shall require, as a condition to the delivery to a Record Holder of such new Certificate, the surrender of any Certificate held by such Record Holder immediately prior to such Record Date.

     (d) The Partnership shall not issue fractional Units upon any distribution, subdivision or combination of Units. If a distribution, subdivision or combination of Units would result in the issuance of fractional Units but for the provisions of Section 5.7(e) and this Section 5.10(d), each fractional Unit shall be rounded to the nearest whole Unit (and a 0.5 Unit shall be rounded to the next higher Unit).

SECTION 5.11 Fully Paid and Non-Assessable Nature of Limited Partner Interests.

     All Limited Partner Interests issued pursuant to, and in accordance with the requirements of, this Article V shall be fully paid and non-assessable Limited Partner Interests in the Partnership, except as such non-assessability may be affected by Section 17-607 of the Delaware Act.

                                   ARTICLE VI
                          ALLOCATIONS AND DISTRIBUTIONS

SECTION 6.1 Allocations for Capital Account Purposes.

     For purposes of maintaining the Capital Accounts and in determining the rights of the Partners among themselves, the Partnership's items of income, gain, loss and deduction (computed in accordance with Section 5.5(b)) shall be allocated among the Partners in each taxable year (or portion thereof) as provided herein below.

          (a) Net Income. After giving effect to the special allocations set forth in Section 6.1(d), Net Income for each taxable year and all items of income, gain, loss and deduction taken into account in computing Net Income for such taxable year shall be allocated as follows:

          (i) First, 100% to the General Partner in an amount equal to the aggregate Net Losses allocated to the General Partner pursuant to Section 6.1(b)(iii) for all previous taxable years until the aggregate Net Income allocated to the General Partner pursuant to this Section 6.1(a)(i) for the current taxable year and all previous taxable years is equal to the aggregate Net Losses allocated to the General Partner pursuant to Section 6.1(b)(iii) for all previous taxable years;

          (ii) Second, 2% to the General Partner in an amount equal to the aggregate Net Losses allocated to the General Partner pursuant to Section 6.1(b)(ii) for all previous taxable years and 98% to the Unitholders, until the aggregate Net Income allocated to such Partners pursuant to this
     Section 6.1(a)(ii) for the current taxable year and all previous taxable years is equal to the aggregate Net Losses allocated to such Partners pursuant to Section 6.1(b)(ii) for all previous taxable years; and

          (iii) Third, the balance, if any, 2% to the General Partner and 98% the Unitholders in accordance with their respective Percentage Interests.

     (b) Net Losses. After giving effect to the special allocations set forth in
Section 6.1(d), Net Losses for each taxable period and all items of income, gain, loss and deduction taken into account in computing Net Losses for such taxable period shall be allocated as follows:

          (i) First, 2% to the General Partner and 98% to the Unitholders, Pro Rata, until the aggregate Net Losses allocated pursuant to this Section 6.1(b)(i) for the current taxable year and all previous taxable years is equal to the aggregate Net Income allocated to such Partners pursuant to
     Section 6.1(a)(iii) for all previous taxable years, provided that the Net Losses shall not be allocated pursuant to this Section 6.1(b)(i) to the extent that such allocation would cause any Unitholder to have a deficit balance in its Adjusted Capital Account at the end of such taxable year (or increase any existing deficit balance in its Adjusted Capital Account);

          (ii) Second, 2% to the General Partner and 98% to the Unitholders, Pro Rata; provided, that Net Losses shall not be allocated pursuant to this
     Section 6.1(b)(ii) to the extent that such allocation would cause any Unitholder to have a deficit balance in its Adjusted Capital Account at the end of such taxable year (or increase any existing deficit balance in its Adjusted Capital Account);

          (iii) Third, the balance, if any, 100% to the General Partner.

     (c) Net Termination Gains and Losses. After giving effect to the special allocations set forth in Section 6.1(d), all items of income, gain, loss and deduction taken into account in computing Net Termination Gain or Net Termination Loss for such taxable period shall be allocated in the same manner as such Net Termination Gain or Net Termination Loss is allocated hereunder. All allocations under this Section 6.1(c) shall be made after Capital Account balances have been adjusted by all other allocations provided under this Section
6.1 and after all distributions of Available Cash provided under Sections 6.4 and 6.5 have been made; provided, however, that solely for purposes of this

Section 6.1(c), Capital Accounts shall not be adjusted for distributions made pursuant to Section 12.4.

          (i) If a Net Termination Gain is recognized (or deemed recognized pursuant to Section 5.5(d)), such Net Termination Gain shall be allocated between the General Partner and the Limited Partners in the following manner (and the Capital Accounts of the Partners shall be increased by the amount so allocated in each of the following subclauses, in the order listed, before an allocation is made pursuant to the next succeeding subclause):

               (A) First, to each Partner having a deficit balance in its Capital Account, in the proportion that such deficit balance bears to the total deficit balances in the Capital Accounts of all Partners, until each such Partner has been allocated Net Termination Gain equal to any such deficit balance in its Capital Account;

               (B) Second, 98% to all Unitholders holding Common Units, Pro Rata, and 2% to the General Partner, until the Capital Account in respect of each Common Unit then Outstanding is equal to the sum of
          (1) its Unrecovered Capital plus (2) the Minimum Quarterly Distribution for the Quarter during which the Liquidation Date occurs, reduced by any distribution pursuant to Section 6.4(a)(i) or (b)(i) with respect to such Common Unit for such Quarter (the amount determined pursuant to this clause (2) is hereinafter defined as the "Unpaid MQD") plus (3) any then existing Cumulative Common Unit Arrearage;

               (C) Third, if such Net Termination Gain is recognized (or is deemed to be recognized) prior to the expiration of the Subordination Period, 98% to all Unitholders holding Subordinated Units, Pro Rata, and 2% to the General Partner until the Capital Account in respect of each Subordinated Unit then Outstanding equals the sum of (1) its Unrecovered Capital, determined for the taxable year (or portion thereof) to which this allocation of gain relates, plus (2) the Minimum Quarterly Distribution for the Quarter during which the Liquidation Date occurs, reduced by any distribution pursuant to
          Section 6.4(a)(iii) with respect to such Subordinated Unit for such Quarter;

               (D) Fourth, 90% to all Unitholders, Pro Rata, 8% to the holders of the Incentive Distribution Rights, Pro Rata, and 2% to the General Partner until the Capital Account in respect of each Common Unit then Outstanding is equal to the sum of (1) its Unrecovered Capital, plus
          (2) the Unpaid MQD, plus (3) any then existing Cumulative Common Unit Arrearage, plus (4) the excess of (aa) the First Target Distribution less the Minimum Quarterly Distribution for each Quarter of the Partnership's existence over (bb) the cumulative per Unit amount of any distributions of Operating Surplus that was distributed pursuant to Sections 6.4(a)(iv) and 6.4(b)(ii) (the sum of (1) plus (2) plus
          (3) plus (4) is hereinafter defined as the "First Liquidation Target Amount");

               (E) Fifth, 75% to all Unitholders, Pro Rata, 23% to the holders of the Incentive Distribution Rights, Pro Rata, and 2% to the General Partner until the Capital Account in respect of each Common Unit then Outstanding is equal to the sum of (1) the First Liquidation Target Amount, plus (2) the excess of (aa) the Second Target Distribution less the First Target Distribution for each Quarter of the Partnership's existence over (bb) the cumulative per Unit amount of any distributions of Operating Surplus that was distributed pursuant to Sections 6.4(a)(v) and 6.4(b)(iii) (the sum of (1) plus (2) is hereinafter defined as the "Second Liquidation Target Amount"); and

               (F) Finally, any remaining amount 50% to all Unitholders, Pro Rata, 48 % to the holders of the Incentive Distribution Rights, Pro Rata, and 2% to the General Partner.

     (ii) If a Net Termination Loss is recognized (or deemed recognized pursuant to Section 5.5(d)), such Net Termination Loss shall be allocated among the Partners in the following manner:

          (A) First, if such Net Termination Loss is recognized (or is deemed to be recognized) prior to the conversion of the last Outstanding Subordinated Unit, 98% to the Unitholders holding Subordinated Units, Pro Rata, and 2% to the General Partner until the Capital Account in respect of each Subordinated Unit then Outstanding has been reduced to zero;

          (B) Second, 98% to all Unitholders holding Common Units, Pro Rata, and 2% to the General Partner until the Capital Account in respect of each Common Unit then Outstanding has been reduced to zero; and

          (C) Third, the balance, if any, 100% to the General Partner.

     (d)  Special  Allocations.  Notwithstanding  any  other  provision  of this
Section 6.1, the following special allocations shall be made for such taxable period:

     (i) Partnership Minimum Gain Chargeback. Notwithstanding any other provision of this Section 6.1, if there is a net decrease in Partnership Minimum Gain during any Partnership taxable period, each Partner shall be allocated items of Partnership income and gain for such period (and, if necessary, subsequent periods) in the manner and amounts provided in Treasury Regulation Sections 1.704-2(f)(6), 1.704-2(g)(2) and 1.704-2(j)(2)(i), or any successor provision. For purposes of this Section 6.1(d), each Partner's Adjusted Capital Account balance shall be determined, and the allocation of income or gain required hereunder shall be effected, prior to the application of any other allocations pursuant to this Section 6.1(d) with respect to such taxable period (other than an allocation pursuant to Sections 6.1(d)(vi) and 6.1(d)(vii)). This
Section 6.1(d)(i) is intended to comply with the Partnership Minimum Gain chargeback requirement in Treasury Regulation Section 1.704-2(f) and shall be interpreted consistently therewith.

     (ii) Chargeback of Partner Nonrecourse Debt Minimum Gain. Notwithstanding the other provisions of this Section 6.1 (other than Section 6.1(d)(i)), except as provided in Treasury Regulation Section 1.704-2(i)(4), if there is a net decrease in Partner Nonrecourse Debt Minimum Gain during any Partnership taxable period, any Partner with a share of Partner Nonrecourse Debt Minimum Gain at the beginning of such taxable period shall be allocated items of Partnership income and gain for such period (and, if necessary, subsequent periods) in the manner and amounts provided in Treasury Regulation Sections 1.704-2(i)(4) and 1.704-2(j)(2)(ii), or any successor provisions. For purposes of this Section 6.1(d), each Partner's Adjusted Capital Account balance shall be determined, and the allocation of income or gain required hereunder shall be effected, prior to the application of any other allocations pursuant to this Section 6.1(d), other than Section 6.1(d)(i) and other than an allocation pursuant to Sections 6.1(d)(vi) and 6.1(d)(vii), with respect to such taxable period. This Section 6.1(d)(ii) is intended to comply with the chargeback of items of income and gain requirement in Treasury Regulation Section 1.704-2(i)(4) and shall be interpreted consistently therewith.

          (iii) Priority Allocations.

          (A) If the amount of cash or the Net Agreed Value of any property distributed (except cash or property distributed pursuant to Section 12.4) to any Unitholder with respect to its Units for a taxable year is greater (on a per Unit basis) than the amount of cash or the Net Agreed Value of property distributed to the other Unitholders with respect to their Units (on a per Unit basis), then (1) each Unitholder receiving such greater cash or property distribution shall be allocated gross income in an amount equal to the product of (aa) the amount by which the distribution (on a per Unit basis) to such Unitholder exceeds the distribution (on a per Unit basis) to the Unitholders receiving the smallest distribution and (bb) the number of Units owned by the Unitholder receiving the greater distribution; and (2) the General Partner shall be allocated gross income in an aggregate amount equal to 2/98th of the sum of the amounts allocated in clause (1) above.

          (B) After the application of Section 6.1(d)(iii)(A), all or any portion of the remaining items of Partnership gross income or gain for the taxable period, if any, shall be allocated 100% to the holders of Incentive Distribution Rights, Pro Rata, until the aggregate amount of such items allocated to the holders of Incentive Distribution Rights pursuant to this paragraph 6.1(d)(iii)(B) for the current taxable year and all previous taxable years is equal to the cumulative amount of all Incentive Distributions made to the holders of Incentive Distribution Rights from the Closing Date to a date 45 days after the end of the current taxable year.

     (iv) Qualified Income Offset. In the event any Partner unexpectedly receives any adjustments, allocations or distributions described in Treasury Regulation Sections 1.704-1(b)(2)(ii)(d)(4), 1.704-1(b)(2)(ii)(d)(5), or
1.704-1(b)(2)(ii)(d)(6), items of Partnership income and gain shall be specially allocated to such Partner in an amount and manner sufficient to eliminate, to the extent required by the Treasury Regulations promulgated under Section 704(b) of the Code, the deficit balance, if any, in its Adjusted Capital Account created by such adjustments, allocations or distributions as quickly as possible unless such deficit balance is otherwise eliminated pursuant to Section 6.1(d)(i) or (ii).

     (v) Gross Income Allocations. In the event any Partner has a deficit balance in its Capital Account at the end of any Partnership taxable period in excess of the sum of (A) the amount such Partner is required to restore pursuant to the provisions of this Agreement and (B) the amount such Partner is deemed obligated to restore pursuant to Treasury Regulation Sections 1.704-2(g) and 1.704-2(i)(5), such Partner shall be specially allocated items of Partnership gross income and gain in the amount of such excess as quickly as possible; provided, that an allocation pursuant to this Section 6.1(d)(v) shall be made only if and to the extent that such Partner would have a deficit balance in its Capital Account as adjusted after all other allocations provided for in this
Section 6.1 have been tentatively made as if this Section 6.1(d)(v) were not in this Agreement.

     (vi) Nonrecourse Deductions. Nonrecourse Deductions for any taxable period shall be allocated to the Partners in accordance with their respective Percentage Interests. If the General Partner determines in its good faith discretion that the Partnership's Nonrecourse Deductions must be allocated in a different ratio to satisfy the safe harbor requirements of the Treasury Regulations promulgated under Section 704(b) of the Code, the General Partner is authorized, upon notice to the other Partners, to revise the prescribed ratio to the numerically closest ratio that does satisfy such requirements.

     (vii) Partner Nonrecourse Deductions. Partner Nonrecourse Deductions for any taxable period shall be allocated 100% to the Partner that bears the Economic Risk of Loss with respect to the Partner Nonrecourse Debt to which such Partner Nonrecourse Deductions are attributable in accordance with Treasury Regulation Section 1.704-2(i). If more than one Partner bears the Economic Risk of Loss with respect to a Partner Nonrecourse Debt, such Partner Nonrecourse
Deductions attributable thereto shall be allocated between or among such Partners in accordance with the ratios in which they share such Economic Risk of Loss.

     (viii) Nonrecourse Liabilities. For purposes of Treasury Regulation Section 1.752-3(a)(3), the Partners agree that Nonrecourse Liabilities of the Partnership in excess of the sum of (A) the amount of Partnership Minimum Gain and (B) the total amount of Nonrecourse Built-in Gain shall be allocated among the Partners in accordance with their respective Percentage Interests.

     (ix) Code Section 754 Adjustments. To the extent an adjustment to the adjusted tax basis of any Partnership asset pursuant to Section 734(b) or 743(c) of the Code is required, pursuant to Treasury Regulation Section 1.704-1(b)(2)(iv)(m), to be taken into account in determining Capital Accounts, the amount of such adjustment to the Capital Accounts shall be treated as an item of gain (if the adjustment increases the basis of the asset) or loss (if the adjustment decreases such basis), and such item of gain or loss shall be specially allocated to the Partners in a manner consistent with the manner in which their Capital Accounts are required to be adjusted pursuant to such Section of the Treasury Regulations.

     (x) Economic Uniformity. At the election of the General Partner with respect to any taxable period ending upon, or after, the termination of the Subordination Period, all or a portion of the remaining items of Partnership gross income or gain for such taxable period, after taking into account allocations pursuant to Section 6.1(d)(iii), shall be allocated 100% to each Partner holding Subordinated Units that are Outstanding as of the termination of the Subordination Period ("Final Subordinated Units") in the proportion of the number of Final Subordinated Units held by such Partner to the total number of Final Subordinated Units then Outstanding, until each such Partner has been allocated an amount of gross income or gain which increases the Capital Account maintained with respect to such Final Subordinated Units to an amount equal to the product of (A) the number of Final Subordinated Units held by such Partner and (B) the Per Unit Capital Amount for a Common Unit. The purpose of this allocation is to establish uniformity between the Capital Accounts underlying Final Subordinated Units and the Capital Accounts underlying Common Units held by Persons other than the General Partner and its Affiliates immediately prior to the conversion of such Final Subordinated Units into Common Units. This allocation method for establishing such economic uniformity will only be available to the General Partner if the method for allocating the Capital
Account maintained with respect to the Subordinated Units between the transferred and retained Subordinated Units pursuant to Section 5.5(c)(ii) does not otherwise provide such economic uniformity to the Final Subordinated Units.

     (xi) Curative Allocation.

          (A) Notwithstanding any other provision of this Section 6.1, other than the Required Allocations, the Required Allocations shall be taken into account in making the Agreed Allocations so that, to the extent possible, the net amount of items of income, gain, loss and deduction allocated to each Partner pursuant to the Required Allocations and the Agreed Allocations, together, shall be equal to the net amount of such items that would have been allocated to each such Partner under the Agreed Allocations had the Required Allocations and the related Curative Allocation not otherwise been provided in this Section 6.1. Notwithstanding the preceding sentence, Required Allocations relating to (1) Nonrecourse Deductions shall not be taken into account except to the extent that there has been a decrease in Partnership Minimum Gain and (2) Partner Nonrecourse Deductions shall not be taken into account except to the extent that there has been a decrease in Partner Nonrecourse Debt Minimum Gain. Allocations pursuant to this Section 6.1(d)(xi)(A) shall only be made with respect to Required Allocations to the extent the General Partner reasonably determines that such allocations will otherwise be inconsistent with the economic agreement among the Partners. Further, allocations pursuant to this Section 6.1(d)(xi)(A) shall be deferred with respect to allocations pursuant to clauses (1) and (2) hereof to the extent the General Partner reasonably determines that such allocations are likely to be offset by subsequent Required Allocations.

          (B) The General Partner shall have reasonable discretion, with respect to each taxable period, to (1) apply the provisions of Section 6.1(d)(xi)(A) in whatever order is most likely to minimize the economic distortions that might otherwise result from the Required Allocations, and
     (2) divide all allocations pursuant to Section 6.1(d)(xi)(A) among the Partners in a manner that is likely to minimize such economic distortions.

     (xii) Corrective Allocations. In the event of any allocation of Additional Book Basis Derivative Items or any Book-Down Event or any recognition of a Net Termination Loss, the following rules shall apply:

          (A) In the case of any allocation of Additional Book Basis Derivative Items (other than an allocation of Unrealized Gain or Unrealized Loss under
     Section 5.5(d) hereof), the General Partner shall allocate additional items of gross income and gain away from the holders of Incentive Distribution Rights to the Unitholders and the General Partner, or additional items of deduction and loss away from the Unitholders and the General Partner to the holders of Incentive Distribution Rights, to the extent that the Additional Book Basis Derivative Items allocated to the Unitholders or the General Partner exceed their Share of Additional Book Basis Derivative Items. For this purpose, the Unitholders and the General Partner shall be treated as being allocated Additional Book Basis Derivative Items to the extent that such Additional Book Basis Derivative Items have reduced the amount of income that would otherwise have been allocated to the Unitholders or the General Partner under this Agreement (e.g., Additional Book Basis Derivative Items taken into account in computing cost of goods sold would reduce the amount of book income otherwise available for allocation among the Partners). Any allocation made pursuant to this Section 6.1(d)(xii)(A) shall be made after all of the other Agreed Allocations have been made as if this Section 6.1(d)(xii) were not in this Agreement and, to the extent necessary, shall require the reallocation of items that have been allocated pursuant to such other Agreed Allocations.

          (B) In the case of any negative adjustments to the Capital Accounts of the Partners resulting from a Book-Down Event or from the recognition of a Net Termination Loss, such negative adjustment (1) shall first be allocated, to the extent of the Aggregate Remaining Net Positive Adjustments, in such a manner, as reasonably determined by the General Partner, that to the extent possible the aggregate Capital Accounts of the Partners will equal the amount which would have been the Capital Account balance of the Partners if no prior Book-Up Events had occurred, and (2) any negative adjustment in excess of the Aggregate Remaining Net Positive Adjustments shall be allocated pursuant to Section 6.1(c) hereof.

          (C) In making the allocations required under this Section 6.1(d)(xii), the General Partner, in its sole discretion, may apply whatever conventions or other methodology it deems reasonable to satisfy the purpose of this
     Section 6.1(d)(xii).

SECTION 6.2 Allocations for Tax Purposes.

     (a) Except as otherwise provided herein, for federal income tax purposes, each item of income, gain, loss and deduction shall be allocated among the Partners in the same manner as its correlative item of "book" income, gain, loss or deduction is allocated pursuant to Section 6.1.

     (b) In an attempt to eliminate Book-Tax Disparities attributable to a Contributed Property or Adjusted Property, items of income, gain, loss, depreciation, amortization and cost recovery deductions shall be allocated for federal income tax purposes among the Partners as follows:

          (i) (A) In the case of a Contributed Property, such items attributable thereto shall be allocated among the Partners in the manner provided under
     Section 704(c) of the Code that takes into account the variation between the Agreed Value of such property and its adjusted basis at the time of contribution; and (B) any item of Residual Gain or Residual Loss attributable to a Contributed Property shall be allocated among the Partners in the same manner as its correlative item of "book" gain or loss is allocated pursuant to Section 6.1.

          (ii) (A) In the case of an Adjusted Property, such items shall (1) first, be allocated among the Partners in a manner consistent with the principles of Section 704(c) of the Code to take into account the Unrealized Gain or Unrealized Loss attributable to such property and the allocations thereof pursuant to Section 5.5(d)(i) or 5.5(d)(ii), and (2) second, in the event such property was originally a Contributed Property, be allocated among the Partners in a manner consistent with Section 6.2(b)(i)(A); and (B) any item of Residual Gain or Residual Loss attributable to an Adjusted Property shall be allocated among the Partners in the same manner as its correlative item of "book" gain or loss is allocated pursuant to Section 6.1.

          (iii) The General Partner shall apply the principles of Treasury Regulation Section 1.704-3(d) to eliminate Book-Tax Disparities.

     (c)  For  the  proper   administration  of  the  Partnership  and  for  the
preservation of uniformity of the Limited Partner Interests (or any class or classes thereof), the General Partner shall have sole discretion to (i) adopt such conventions as it deems appropriate in determining the amount of depreciation, amortization and cost recovery deductions; (ii) make special allocations for federal income tax purposes of income (including, without limitation, gross income) or deductions; and (iii) amend the provisions of this Agreement as appropriate (x) to reflect the proposal or promulgation of Treasury Regulations under Section 704(b) or Section 704(c) of the Code or (y) otherwise to preserve or achieve uniformity of the Limited Partner Interests (or any class or classes thereof). The General Partner may adopt such conventions, make such allocations and make such amendments to this Agreement as provided in this
Section 6.2(c) only if such conventions, allocations or amendments would not have a material adverse effect on the Partners, the holders of any class or classes of Limited Partner Interests issued and Outstanding or the Partnership, and if such allocations are consistent with the principles of Section 704 of the Code.

     (d) The General Partner in its discretion may determine to depreciate or amortize the portion of an adjustment under Section 743(b) of the Code attributable to unrealized appreciation in any Adjusted Property (to the extent of the unamortized Book-Tax Disparity) using a predetermined rate derived from the depreciation or amortization method and useful life applied to the Partnership's common basis of such property, despite any inconsistency of such approach with Treasury Regulation Section 1.167(c)-l(a)(6), or any successor regulations thereto. If the General Partner determines that such reporting position cannot reasonably be taken, the General Partner may adopt depreciation and amortization conventions under which all purchasers acquiring Limited Partner Interests in the same month would receive depreciation and amortization deductions, based upon the same applicable rate as if they had purchased a direct interest in the Partnership's property. If the General Partner chooses not to utilize such aggregate method, the General Partner may use any other reasonable depreciation and amortization conventions to preserve the uniformity of the intrinsic tax characteristics of any Limited Partner Interests that would not have a material adverse effect on the Limited Partners or the Record Holders of any class or classes of Limited Partner Interests.

     (e) Any gain allocated to the Partners upon the sale or other taxable disposition of any Partnership asset shall, to the extent possible, after taking into account other required allocations of gain pursuant to this Section 6.2, be characterized as Recapture Income in the same proportions and to the same extent as such Partners (or their predecessors in interest) have been allocated any deductions directly or indirectly giving rise to the treatment of such gains as Recapture Income.

     (f) All items of income, gain, loss, deduction and credit recognized by the Partnership for federal income tax purposes and allocated to the Partners in accordance with the provisions hereof shall be determined without regard to any election under Section 754 of the Code which may be made by the Partnership; provided, however, that such allocations, once made, shall be adjusted as necessary or appropriate to take into account those adjustments permitted or required by Sections 734 and 743 of the Code.

     (g) Each item of Partnership income, gain, loss and deduction attributable to a transferred Partnership Interest, shall for federal income tax purposes, be determined on an annual basis and prorated on a monthly basis and shall be allocated to the Partners as of the opening of the New York Stock Exchange on the first Business Day of each month; provided, however, that (i) such items for the period beginning on the Closing Date and ending on the last day of the month in which the Option Closing Date or the expiration of the Over-allotment Option occurs shall be allocated to the Partners as of the opening of the New York Stock Exchange on the first Business Day of the next succeeding month; and provided, further, that gain or loss on a sale or other disposition of any assets of the Partnership other than in the ordinary course of business shall be allocated to the Partners as of the opening of the New York Stock Exchange on the first Business Day of the month in which such gain or loss is recognized for federal income tax purposes. The General Partner may revise, alter or otherwise modify such methods of allocation as it determines necessary, to the extent permitted or required by Section 706 of the Code and the regulations or rulings promulgated thereunder.

     (h) Allocations that would otherwise be made to a Limited Partner under the provisions of this Article VI shall instead be made to the beneficial owner of

Limited Partner Interests held by a nominee in any case in which the nominee has furnished the identity of such owner to the Partnership in accordance with
Section 6031(c) of the Code or any other method acceptable to the General Partner in its sole discretion.

SECTION 6.3 Requirement and Characterization of Distributions; Distributions to Record Holders.

     (a) Within 45 days following the end of (i) the period beginning on the Closing Date and ending on June 30, 2001 and (ii) each Quarter commencing with the Quarter beginning on July 1, 2001, an amount equal to 100% of Available Cash with respect to such Quarter shall, subject to Section 17-607 of the Delaware Act, be distributed in accordance with this Article VI by the Partnership to the Partners as of the Record Date selected by the General Partner in its reasonable discretion. All amounts of Available Cash distributed by the Partnership on any date from any source shall be deemed to be Operating Surplus until the sum of all amounts of Available Cash theretofore distributed by the Partnership to the Partners pursuant to Section 6.4 equals the amount of Operating Surplus as calculated with respect to the Quarter in respect of which such distribution of Available Cash is to be made through the close of the Quarter. Any remaining amounts of Available Cash distributed by the Partnership on such date shall, except as otherwise provided in Section 6.5, be deemed to be "Capital Surplus." All distributions required to be made under this Agreement shall be made subject to Section 17-607 of the Delaware Act.

     (b) Notwithstanding Section 6.3(a), in the event of the dissolution and liquidation of the Partnership, all receipts received during or after the Quarter in which the Liquidation Date occurs, other than from borrowings described in (a)(ii) of the definition of Available Cash, shall be applied and distributed solely in accordance with, and subject to the terms and conditions of, Section 12.4.

     (c) The General Partner shall have the discretion to treat taxes paid by the Partnership on behalf of, or amounts withheld with respect to, all or less than all of the Partners, as a distribution of Available Cash to such Partners.

     (d) Each distribution in respect of a Partnership Interest shall be paid by the Partnership, directly or through the Transfer Agent or through any other Person or agent, only to the Record Holder of such Partnership Interest as of the Record Date set for such distribution. Such payment shall constitute full payment and satisfaction of the Partnership's liability in respect of such payment, regardless of any claim of any Person who may have an interest in such payment by reason of an assignment or otherwise.

SECTION 6.4 Distributions of Available Cash from Operating Surplus.

     (a) During Subordination Period. Available Cash with respect to any Quarter within the Subordination Period that is deemed to be Operating Surplus pursuant to the provisions of Section 6.3 or 6.5 shall, subject to Section 17-607 of the Delaware Act, be distributed as follows, except as otherwise required by Section 5.6(b) in respect of additional Partnership Securities issued pursuant thereto:

          (i) First, 98% to the Unitholders holding Common Units, Pro Rata, and 2% to the General Partner until there has been distributed in respect of each Common Unit then Outstanding an amount equal to the Minimum Quarterly Distribution for such Quarter;

          (ii) Second, 98% to the Unitholders holding Common Units, Pro Rata, and 2% to the General Partner until there has been distributed in respect of each Common Unit then Outstanding an amount equal to the Cumulative Common Unit Arrearage existing with respect to such Quarter;

          (iii) Third, 98% to the Unitholders holding Subordinated Units, Pro Rata, and 2% to the General Partner until there has been distributed in respect of each Subordinated Unit then Outstanding an amount equal to the Minimum Quarterly Distribution for such Quarter;

          (iv) Fourth, 90% to all Unitholders, Pro Rata, 8% to the holders of the Incentive Distribution Rights, Pro Rata, and 2% to the General Partner until there has been distributed in respect of each Unit then Outstanding an amount equal to the excess of the First Target Distribution over the Minimum Quarterly Distribution for such Quarter;

          (v) Fifth, 75% to all Unitholders, Pro Rata, 23% to the holders of the Incentive Distribution Rights, Pro Rata, and 2% to the General Partner until there has been distributed in respect of each Unit then Outstanding an amount equal to the excess of the Second Target Distribution over the First Target Distribution for such Quarter; and

          (vi) Thereafter, 50% to all Unitholders, Pro Rata, 48% to the holders of the Incentive Distribution Rights, Pro Rata, and 2% to the General Partner;

     provided, however, if the Minimum Quarterly Distribution, the First Target Distribution and the Second Target Distribution have been reduced to zero pursuant to the second sentence of Section 6.6(a), the distribution of Available Cash that is deemed to be Operating Surplus with respect to any Quarter will be made solely in accordance with Section 6.4(a)(vi).

     (b) After Subordination Period. Available Cash with respect to any Quarter after the Subordination Period that is deemed to be Operating Surplus pursuant to the provisions of Section 6.3 or 6.5, subject to Section 17-607 of the Delaware Act, shall be distributed as follows, except as otherwise required by
Section 5.6(b) in respect of additional Partnership Securities issued pursuant thereto:

          (i) First, 98% to all Unitholders, Pro Rata, and 2% to the General Partner until there has been distributed in respect of each Unit then Outstanding an amount equal to the Minimum Quarterly Distribution for such Quarter;

          (ii) Second, 90% to all Unitholders, Pro Rata, and 8% to the holders of the Incentive Distribution Rights, Pro Rata, and 2% to the General Partner until there has been distributed in respect of each Unit then Outstanding an amount equal to the excess of the First Target Distribution over the Minimum Quarterly Distribution for such Quarter;

          (iii) Third, 75% to all Unitholders, Pro Rata, and 23% to the holders of the Incentive Distribution Rights, Pro Rata, and 2% to the General Partner until there has been distributed in respect of each Unit then Outstanding an amount equal to the excess of the Second Target Distribution over the First Target Distribution for such Quarter; and

          (iv) Thereafter, 50% to all Unitholders, Pro Rata, and 48% to the holders of the Incentive Distribution Rights, Pro Rata, and 2% to the General Partner;

     provided, however, if the Minimum Quarterly Distribution, the First Target Distribution and the Second Target Distribution have been reduced to zero pursuant to the second sentence of Section 6.6(a), the distribution of Available Cash that is deemed to be Operating Surplus with respect to any Quarter will be made solely in accordance with Section 6.4(b)(iv).

SECTION 6.5 Distributions of Available Cash from Capital Surplus.

     Available Cash that is deemed to be Capital Surplus pursuant to the provisions of Section 6.3(a) shall, subject to Section 17-607 of the Delaware Act, be distributed, unless the provisions of Section 6.3 require otherwise, 98% to all Unitholders, Pro Rata, and 2% to the General Partner until a hypothetical holder of a Common Unit acquired on the Closing Date has received with respect to such Common Unit, during the period since the Closing Date through such date, distributions of Available Cash that are deemed to be Capital Surplus in an aggregate amount equal to the Initial Unit Price. Available Cash that is deemed to be Capital Surplus shall then be distributed 98% to all Unitholders holding Common Units, Pro Rata, and 2% to the General Partner until there has been distributed in respect of each Common Unit then Outstanding an amount equal to the Cumulative Common Unit Arrearage. Thereafter, all Available Cash shall be distributed as if it were Operating Surplus and shall be distributed in accordance with Section 6.4.

SECTION 6.6 Adjustment of Minimum Quarterly Distribution and Target Distribution Levels.

     (a) The Minimum Quarterly Distribution, First Target Distribution, Second Target Distribution, Common Unit Arrearages and Cumulative Common Unit Arrearages shall be proportionately adjusted in the event of any distribution, combination or subdivision (whether effected by a distribution payable in Units or otherwise) of Units or other Partnership Securities in accordance with
Section 5.10. In the event of a distribution of Available Cash that is deemed to be from Capital Surplus, the then applicable Minimum Quarterly Distribution, First Target Distribution and Second Target Distribution shall be adjusted proportionately downward to equal the product obtained by multiplying the otherwise applicable Minimum Quarterly Distribution, First Target Distribution and Second Target Distribution, as the case may be, by a fraction of which the numerator is the Unrecovered Capital of the Common Units immediately after giving effect to such distribution and of which the denominator is the Unrecovered Capital of the Common Units immediately prior to giving effect to such distribution.

     (b) The Minimum Quarterly Distribution, First Target Distribution and Second Target Distribution shall also be subject to adjustment pursuant to
Section 6.9.

SECTION 6.7 Special Provisions Relating to the Holders of Subordinated Units.

     (a) Except with respect to the right to vote on or approve matters requiring the vote or approval of a percentage of the holders of Outstanding Common Units and the right to participate in allocations of income, gain, loss and deduction and distributions made with respect to Common Units, the holder of a Subordinated Unit shall have all of the rights and obligations of a Unitholder holding Common Units hereunder; provided, however, that immediately upon the conversion of Subordinated Units into Common Units pursuant to Section 5.8, the Unitholder holding a Subordinated Unit shall possess all of the rights and obligations of a Unitholder holding Common Units hereunder, including the right to vote as a Common Unitholder and the right to participate in allocations of income, gain, loss and deduction and distributions made with respect to Common Units; provided, however, that such converted Subordinated Units shall remain subject to the provisions of Sections 5.5(c)(ii), 6.1(d)(x) and 6.7(b).

     (b) The Unitholder holding a Subordinated Unit that has converted into a Common Unit pursuant to Section 5.8 shall not be issued a Common Unit Certificate pursuant to Section 4.1, and shall not be permitted to transfer its converted Subordinated Units to a Person which is not an Affiliate of the holder until such time as the General Partner determines, based on advice of counsel, that a converted Subordinated Unit should have, as a substantive matter, like intrinsic economic and federal income tax characteristics, in all material respects, to the intrinsic economic and federal income tax characteristics of an Initial Common Unit. In connection with the condition imposed by this Section 6.7(b), the General Partner may take whatever reasonable steps are required to provide economic uniformity to the converted Subordinated Units in preparation for a transfer of such converted Subordinated Units, including the application of Sections 5.5(c)(ii) and 6.1(d)(x); provided, however, that no such steps may be taken that would have a material adverse effect on the Unitholders holding Common Units represented by Common Unit Certificates.

SECTION 6.8 Special Provisions Relating to the Holders of Incentive Distribution Rights.

     Notwithstanding anything to the contrary set forth in this Agreement, the holders of the Incentive Distribution Rights (a) shall (i) possess the rights and obligations provided in this Agreement with respect to a Limited Partner pursuant to Articles III and VII and (ii) have a Capital Account as a Partner pursuant to Section 5.5 and all other provisions related thereto and (b) shall not (i) be entitled to vote on any matters requiring the approval or vote of the holders of Outstanding Units, (ii) be entitled to any distributions other than as provided in Sections 6.4(a)(iv), (v) and (vi), 6.4(b)(ii), (iii) and (iv), and 12.4 or (iii) be allocated items of income, gain, loss or deduction other than as specified in this Article VI.

SECTION 6.9 Entity-Level Taxation.

     If legislation is enacted or the interpretation of existing language is modified by the relevant governmental authority which causes the Partnership or the Operating Partnership to be treated as an association taxable as a corporation or otherwise subjects the Partnership or the Operating Partnership to entity-level taxation for federal, state or local income tax purposes, the then applicable Minimum Quarterly Distribution, First Target Distribution and Second Target Distribution shall be adjusted to equal the product obtained by multiplying (a) the amount thereof by (b) one minus the sum of (i) the highest marginal federal corporate (or other entity, as applicable) income tax rate of the Partnership or the Operating Partnership for the taxable year of the Partnership or the Operating Partnership in which such Quarter occurs (expressed as a percentage) plus (ii) the effective overall state and local income tax rate (expressed as a percentage) applicable to the Partnership or the Operating Partnership for the calendar year next preceding the calendar year in which such Quarter occurs (after taking into account the benefit of any deduction allowable for federal income tax purposes with respect to the payment of state and local income taxes), but only to the extent of the increase in such rates resulting from such legislation or interpretation. Such effective overall state and local income tax rate shall be determined for the taxable year next preceding the first taxable year during which the Partnership or the Operating Partnership is taxable for federal income tax purposes as an association taxable as a corporation or is otherwise subject to entity-level taxation by determining such rate as if the Partnership or the Operating Partnership had been subject to such state and local taxes during such preceding taxable year.

                                  ARTICLE VII
                      MANAGEMENT AND OPERATION OF BUSINESS

SECTION 7.1 Management.

     (a) The General Partner shall conduct, direct and manage all activities of the Partnership. Except as otherwise expressly provided in this Agreement, all management powers over the business and affairs of the Partnership shall be exclusively vested in the General Partner, and no Limited Partner or Assignee shall have any management power over the business and affairs of the
Partnership. In addition to the powers now or hereafter granted a general partner of a limited partnership under applicable law or which are granted to the General Partner under any other provision of this Agreement, the General Partner, subject to Section 7.3, shall have full power and authority to do all things and on such terms as it, in its sole discretion, may deem necessary or appropriate to conduct the business of the Partnership, to exercise all powers set forth in Section 2.5 and to effectuate the purposes set forth in Section 2.4, including the following:

          (i) the making of any expenditures, the lending or borrowing of money, the assumption or guarantee of, or other contracting for, indebtedness and other liabilities, the issuance of evidences of indebtedness, including indebtedness that is convertible into Partnership Securities, and the incurring of any other obligations;

          (ii) the making of tax, regulatory and other filings, or rendering of periodic or other reports to governmental or other agencies having jurisdiction over the business or assets of the Partnership;

          (iii) the acquisition, disposition, mortgage, pledge, encumbrance, hypothecation or exchange of any or all of the assets of the Partnership or the merger or other combination of the Partnership with or into another Person (the matters described in this clause (iii) being subject, however, to any prior approval that may be required by Section 7.3);

          (iv) the use of the assets of the Partnership (including cash on hand) for any purpose consistent with the terms of this Agreement, including the financing of the conduct of the operations of the Partnership Group; subject to Section 7.6(a), the lending of funds to other Persons (including the Operating Partnership); the repayment of obligations of the Partnership Group and the making of capital contributions to any member of the Partnership Group;

          (v) the negotiation, execution and performance of any contracts, conveyances or other instruments (including instruments that limit the liability of the Partnership under contractual arrangements to all or particular assets of the Partnership, with the other party to the contract to have no recourse against the General Partner or its assets other than its interest in the Partnership, even if same results in the terms of the transaction being less favorable to the Partnership than would otherwise be the case);

          (vi) the distribution of Partnership cash;

          (vii) the selection and dismissal of employees (including employees having titles such as "president," "vice president," "secretary" and "treasurer") and agents, outside attorneys, accountants, consultants and contractors and the determination of their compensation and other terms of employment or hiring;

          (viii) the maintenance of such insurance for the benefit of the Partnership Group and the Partners as it deems necessary or appropriate;

          (ix) the formation of, or acquisition of an interest in, and the contribution of property and the making of loans to, any further limited or general partnerships, joint ventures, corporations or other relationships (including the acquisition of interests in, and the contributions of property to, the Operating Partnership from time to time) subject to the restrictions set forth in Section 2.4;

          (x) the control of any matters affecting the rights and obligations of the Partnership, including the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expense and the settlement of claims and litigation;

          (xi) the indemnification of any Person against liabilities and contingencies to the extent permitted by law;

          (xii) the entering into of listing agreements with any National Securities Exchange and the delisting of some or all of the Limited Partner Interests from, or requesting that trading be suspended on, any such exchange (subject to any prior approval that may be required under Section 4.8);

          (xiii) unless restricted or prohibited by Section 5.7, the purchase, sale or other acquisition or disposition of Partnership Securities, or the issuance of additional options, rights, warrants and appreciation rights relating to Partnership Securities; and

          (xiv)  the   undertaking   of  any  action  in  connection   with  the
     Partnership's ownership or operation of any Group Member, including exercising, on behalf and for the benefit of the Partnership, the Partnership's rights as the sole stockholder of the Operating General Partner.

     (b) Notwithstanding any other provision of this Agreement, the Operating Partnership Agreement, the Delaware Act or any applicable law, rule or regulation, each of the Partners and the Assignees and each other Person who may acquire an interest in Partnership Securities hereby (i) approves, ratifies and confirms the execution, delivery and performance by the parties thereto of the Operating Partnership Agreement, the Underwriting Agreement, the Omnibus Agreement, the Contribution Agreement, and the other agreements described in or filed as exhibits to the Registration Statement that are related to the transactions contemplated by the Registration Statement; (ii) agrees that the General Partner (on its own or through any officer of the Partnership) is authorized to execute, deliver and perform the agreements referred to in clause
(i) of this sentence and the other agreements, acts, transactions and matters described in or contemplated by the Registration Statement on behalf of the Partnership without any further act, approval or vote of the Partners or the Assignees or the other Persons who may acquire an interest in Partnership Securities; and (iii) agrees that the execution, delivery or performance by the General Partner, any Group Member or any Affiliate of any of them, of this Agreement or any agreement authorized or permitted under this Agreement (including the exercise by the General Partner or any Affiliate of the General Partner of the rights accorded pursuant to Article XV), shall not constitute a breach by the General Partner of any duty that the General Partner may owe the Partnership or the Limited Partners or any other Persons under this Agreement (or any other agreements) or of any duty stated or implied by law or equity.

SECTION 7.2 Certificate of Limited Partnership.

     Valero GP caused the initial Certificate of Limited Partnership of the Partnership and the General Partner has caused the Certificate of Amendment to the Certificate of Limited Partnership and the Amended and Restated Certificate of Limited Partnership of the Partnership to be filed with the Secretary of State of the State of Delaware in accordance with the Delaware Act and the General Partner shall use all reasonable efforts to cause to be filed such other certificates or documents as may be determined by the General Partner in its sole discretion to be reasonable and necessary or appropriate for the formation, continuation, qualification and operation of a limited partnership (or a partnership in which the limited partners have limited liability) in the State of Delaware or any other state in which the Partnership may elect to do business or own property. To the extent that such action is determined by the General Partner in its sole discretion to be reasonable and necessary or appropriate, the General Partner shall file amendments to and restatements of the Certificate of Limited Partnership and do all things to maintain the Partnership as a limited partnership (or a partnership or other entity in which the limited partners have limited liability) under the laws of the State of Delaware or of any other state in which the Partnership may elect to do business or own property. Subject to the terms of Section 3.4(a), the General Partner shall not be required, before or after filing, to deliver or mail a copy of the Certificate of Limited Partnership, any qualification document or any amendment thereto or restatement thereof to any Limited Partner.

SECTION 7.3 Restrictions on General Partner's Authority.

     (a) The General Partner may not, without written approval of the specific act by holders of all of the Outstanding Limited Partner Interests or by other written instrument executed and delivered by holders of all of the Outstanding Limited Partner Interests subsequent to the date of this Agreement, take any action in contravention of this Agreement, including, except as otherwise provided in this Agreement, (i) committing any act that would make it impossible to carry on the ordinary business of the Partnership; (ii) possessing Partnership property, or assigning any rights in specific Partnership property, for other than a Partnership purpose; (iii) admitting a Person as a Partner;
(iv) amending this Agreement in any manner; or (v) transferring its interest as general partner of the Partnership.

     (b) Except as provided in Articles XII and XIV, the General Partner may not sell, exchange or otherwise dispose of all or substantially all of the Partnership's assets in a single transaction or a series of related transactions (including by way of merger, consolidation or other combination) or approve on behalf of the Partnership the sale, exchange or other disposition of all or substantially all of the assets of the Operating Partnership, taken as a whole, without the approval of holders of a Unit Majority; provided, however, that this provision shall not preclude or limit the General Partner's ability to mortgage, pledge, hypothecate or grant a security interest in all or substantially all of the assets of the Partnership or the Operating Partnership and shall not apply to any forced sale of any or all of the assets of the Partnership or the Operating Partnership pursuant to the foreclosure of, or other realization upon, any such encumbrance. Without the approval of holders of a Unit Majority, the General Partner shall not, on behalf of the Partnership, (i) consent to any amendment to the Operating Partnership Agreement or, except as expressly permitted by Section 7.9(d), take any action permitted to be taken by a partner of the Operating Partnership, in either case, that would have a material adverse effect on the Partnership as a partner of the Operating Partnership or the holders of Common Units (other than the General Partner and its Affiliates) or
(ii) except as permitted under Sections 4.6, 11.1 and 11.2, elect or cause the Partnership to elect a successor general partner.

SECTION 7.4 Reimbursement of the General Partner.

     (a) Except as provided in this Section 7.4 and elsewhere in this Agreement or in the Operating Partnership Agreement, the General Partner shall not be compensated for its services as general partner of any Group Member.

     (b) Subject to the provisions of the Services Agreement, the General Partner shall be reimbursed on a monthly basis, or such other reasonable basis as the General Partner may determine in its sole discretion, for (i) all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any Person including Affiliates of the General Partner to perform services for the Partnership or for the General Partner in the discharge of its duties to the Partnership), and (ii) all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business (including expenses allocated to the General Partner by its Affiliates). The General

Partner shall determine the expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Reimbursements pursuant to this Section 7.4 shall be in addition to any reimbursement to the General Partner as a result of indemnification pursuant to
Section 7.7.

     (c) Subject to Section 5.7, the General Partner, in its sole discretion and without the approval of the Limited Partners (who shall have no right to vote in respect thereof), may propose and adopt on behalf of the Partnership employee benefit plans, employee programs and employee practices (including plans, programs and practices involving the issuance of Partnership Securities or options to purchase Partnership Securities), or cause the Partnership to issue Partnership Securities in connection with, or pursuant to, any employee benefit plan, employee program or employee practice maintained or sponsored by the General Partner or any of its Affiliates, in each case for the benefit of employees of the General Partner, any Group Member or any Affiliate, or any of them, in respect of services performed, directly or indirectly, for the benefit of the Partnership Group. The Partnership agrees to issue and sell to the General Partner or any of its Affiliates any Partnership Securities that the General Partner or such Affiliate is obligated to provide to any employees pursuant to any such employee benefit plans, employee programs or employee practices. Expenses incurred by the General Partner in connection with any such plans, programs and practices (including the net cost to the General Partner or such Affiliate of Partnership Securities purchased by the General Partner or such Affiliate from the Partnership to fulfill options or awards under such plans, programs and practices) shall be reimbursed in accordance with Section 7.4(b). Any and all obligations of the General Partner under any employee benefit plans, employee programs or employee practices adopted by the General Partner as permitted by this Section 7.4(c) shall constitute obligations of the General Partner hereunder and shall be assumed by any successor General Partner approved pursuant to Section 11.1 or 11.2 or the transferee of or successor to all of the General Partner's General Partner Interest pursuant to Section 4.6.

SECTION 7.5 Outside Activities.

     (a) After the Closing Date, the General Partner, for so long as it is the General Partner of the Partnership (i) agrees that its sole business will be to act as the general partner of the Partnership and any other partnership or limited liability company of which the Partnership is, directly or indirectly, a partner and to undertake activities that are ancillary or related thereto (including being a limited partner in the Partnership), (ii) shall not engage in any business or activity or incur any debts or liabilities except in connection with or incidental to (A) its performance as general partner of one or more Group Members or as described in or contemplated by the Registration Statement or (B) the acquiring, owning or disposing of debt or equity securities in any Group Member and (iii) except to the extent permitted in the Omnibus Agreement, shall not, and shall cause its Affiliates not to, engage in any Restricted Business.

     (b) The Omnibus Agreement sets forth certain restrictions on the ability of Valero Energy Corporation and its Affiliates to engage in Restricted Businesses.

     (c) Except as specifically restricted by Section 7.5(a) and the Omnibus Agreement, each Indemnitee (other than the General Partner) shall have the right to engage in businesses of every type and description and other activities for profit and to engage in and possess an interest in other business ventures of any and every type or description, whether in businesses engaged in or anticipated to be engaged in by any Group Member, independently or with others, including business interests and activities in direct competition with the business and activities of any Group Member, and none of the same shall constitute a breach of this Agreement or any duty express or implied by law to any Group Member or any Partner or Assignee. Neither any Group Member, any Limited Partner nor any other Person shall have any rights by virtue of this Agreement, the Operating Partnership Agreement or the partnership relationship established hereby or thereby in any business ventures of any Indemnitee.

     (d) Subject to the terms of Section 7.5(a), Section 7.5(b), Section 7.5(c) and the Omnibus Agreement, but otherwise notwithstanding anything to the contrary in this Agreement, (i) the engaging in competitive activities by any Indemnitees (other than the General Partner) in accordance with the provisions of this Section 7.5 is hereby approved by the Partnership and all Partners, (ii) it shall be deemed not to be a breach of the General Partner's fiduciary duty or any other obligation of any type whatsoever of the General Partner for the Indemnitees (other than the General Partner) to engage in such business interests and activities in preference to or to the exclusion of the Partnership and (iii) except as set forth in the Omnibus Agreement, the General Partner and the Indemnitees shall have no obligation to present business opportunities to the Partnership.

     (e) The General Partner and any of its Affiliates may acquire Units or other Partnership Securities in addition to those acquired on the Closing Date and, except as otherwise provided in this Agreement, shall be entitled to exercise all rights of the General Partner or Limited Partner, as applicable, relating to such Units or Partnership Securities.

     (f) The term "Affiliates" when used in Section 7.5(a) and Section 7.5(e) with respect to the General Partner shall not include any Group Member or any Subsidiary of the Group Member.

     (g) Anything in this Agreement to the contrary notwithstanding, to the extent that provisions of Sections 7.7, 7.8, 7.9, 7.10 or other Sections of this Agreement purport or are interpreted to have the effect of restricting the fiduciary duties that might otherwise, as a result of Delaware or other applicable law, be owed by the General Partner to the Partnership and its Limited Partners, or to constitute a waiver or consent by the Limited Partners to any such restriction, such provisions shall be inapplicable and have no effect in determining whether the General Partner has complied with its fiduciary duties in connection with determinations made by it under this Section 7.5.

SECTION 7.6 Loans from the General Partner; Loans or Contributions from the Partnership; Contracts with Affiliates; Certain Restrictions on the General Partner.

     (a) The General Partner or its Affiliates may lend to any Group Member, and any Group Member may borrow from the General Partner or any of its Affiliates, funds needed or desired by the Group Member for such periods of time and in such amounts as the General Partner may determine; provided, however, that in any such case the lending party may not charge the borrowing party interest at a rate greater than the rate that would be charged the borrowing party or impose terms less favorable to the borrowing party than would be charged or imposed on the borrowing party by unrelated lenders on comparable loans made on an arm's-length basis (without reference to the lending party's financial abilities or guarantees). The borrowing party shall reimburse the lending party for any costs (other than any additional interest costs) incurred by the lending party in connection with the borrowing of such funds. For purposes of this Section 7.6(a) and Section 7.6(b), the term "Group Member" shall include any Affiliate of a Group Member that is controlled by the Group Member. No Group Member may lend funds to the General Partner or any of its Affiliates (other than another Group Member).

     (b) The Partnership may lend or contribute to any Group Member, and any Group Member may borrow from the Partnership, funds on terms and conditions established in the sole discretion of the General Partner; provided, however, that the Partnership may not charge the Group Member interest at a rate less than the rate that would be charged to the Group Member (without reference to the General Partner's financial abilities or guarantees) by unrelated lenders on comparable loans. The foregoing authority shall be exercised by the General Partner in its sole discretion and shall not create any right or benefit in favor of any Group Member or any other Person.

     (c) The General Partner may itself, or may enter into an agreement with any of its Affiliates to, render services to a Group Member or to the General Partner in the discharge of its duties as general partner of the Partnership. Any services rendered to a Group Member by the General Partner or any of its Affiliates shall be on terms that are fair and reasonable to the Partnership; provided, however, that the requirements of this Section 7.6(c) shall be deemed satisfied as to (i) any transaction approved by Special Approval, (ii) any transaction, the terms of which are no less favorable to the Partnership Group than those generally being provided to or available from unrelated third parties or (iii) any transaction that, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to the Partnership Group), is equitable to the Partnership Group. The provisions of Section 7.4 shall apply to the rendering of services described in this Section 7.6(c).

     (d) The Partnership Group may transfer assets to joint ventures, other partnerships, corporations, limited liability companies or other business entities in which it is or thereby becomes a participant upon such terms and subject to such conditions as are consistent with this Agreement and applicable law.

     (e) Neither the General Partner nor any of its Affiliates shall sell, transfer or convey any property to, or purchase any property from, the Partnership, directly or indirectly, except pursuant to transactions that are fair and reasonable to the Partnership; provided, however, that the requirements of this Section 7.6(e) shall be deemed to be satisfied as to (i) the transactions effected pursuant to Sections 5.2 and 5.3, the Contribution Agreement and any other transactions described in or contemplated by the Registration Statement, (ii) any transaction approved by Special Approval, (iii) any transaction, the terms of which are no less favorable to the Partnership than those generally being provided to or available from unrelated third parties, or (iv) any transaction that, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to the Partnership), is equitable to the Partnership. With respect to any contribution of assets to the

Partnership in exchange for Partnership Securities, the Conflicts Committee, in determining whether the appropriate number of Partnership Securities are being issued, may take into account, among other things, the fair market value of the assets, the liquidated and contingent liabilities assumed, the tax basis in the assets, the extent to which tax-only allocations to the transferor will protect the existing partners of the Partnership against a low tax basis, and such other factors as the Conflicts Committee deems relevant under the circumstances.

     (f) The General Partner and its Affiliates will have no obligation to permit any Group Member to use any facilities or assets of the General Partner and its Affiliates, except as may be provided in contracts entered into from time to time specifically dealing with such use, nor shall there be any obligation on the part of the General Partner or its Affiliates to enter into such contracts.

     (g) Without limitation of Sections 7.6(a) through 7.6(f), and notwithstanding anything to the contrary in this Agreement, the existence of the conflicts of interest described in the Registration Statement are hereby approved by all Partners.

SECTION 7.7 Indemnification.

     (a) To the fullest extent permitted by law but subject to the limitations expressly provided in this Agreement, all Indemnitees shall be indemnified and held harmless by the Partnership from and against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts arising from any and all claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, in which any Indemnitee may be involved, or is threatened to be involved, as a party or otherwise, by reason of its status as an Indemnitee; provided, that in each case the Indemnitee acted in good faith and in a manner that such Indemnitee reasonably believed to be in, or (in the case of a Person other than the General Partner) not opposed to, the best interests of the Partnership and, with respect to any criminal proceeding, had no reasonable cause to believe its conduct was unlawful; provided, further, no indemnification pursuant to this Section 7.7 shall be available to the General Partner with respect to its obligations incurred pursuant to the Underwriting Agreement or the Contribution Agreement (other than obligations incurred by the General Partner on behalf of the Partnership or the Operating Partnership). The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that the Indemnitee acted in a manner contrary to that specified above. Any indemnification pursuant to this Section
7.7 shall be made only out of the assets of the Partnership, it being agreed that the General Partner shall not be personally liable for such indemnification and shall have no obligation to contribute or loan any monies or property to the Partnership to enable it to effectuate such indemnification.

     (b) To the fullest extent permitted by law, expenses (including legal fees and expenses) incurred by an Indemnitee who is indemnified pursuant to Section 7.7(a) in defending any claim, demand, action, suit or proceeding shall, from time to time, be advanced by the Partnership prior to the final disposition of such claim, demand, action, suit or proceeding upon receipt by the Partnership of any undertaking by or on behalf of the Indemnitee to repay such amount if it shall be determined that the Indemnitee is not entitled to be indemnified as authorized in this Section 7.7.

     (c) The indemnification provided by this Section 7.7 shall be in addition to any other rights to which an Indemnitee may be entitled under any agreement, pursuant to any vote of the holders of Outstanding Limited Partner Interests, as a matter of law or otherwise, both as to actions in the Indemnitee's capacity as an Indemnitee and as to actions in any other capacity (including any capacity under the Underwriting Agreement), and shall continue as to an Indemnitee who has ceased to serve in such capacity and shall inure to the benefit of the heirs, successors, assigns and administrators of the Indemnitee.

     (d) The Partnership may purchase and maintain (or reimburse the General Partner or its Affiliates for the cost of) insurance, on behalf of the General Partner, its Affiliates and such other Persons as the General Partner shall determine, against any liability that may be asserted against or expense that may be incurred by such Person in connection with the Partnership's activities or such Person's activities on behalf of the Partnership, regardless of whether the Partnership would have the power to indemnify such Person against such liability under the provisions of this Agreement.

     (e) For purposes of this Section 7.7, the Partnership shall be deemed to have requested an Indemnitee to serve as fiduciary of an employee benefit plan whenever the performance by it of its duties to the Partnership also imposes duties on, or otherwise involves services by, it to the plan or participants or beneficiaries of the plan; excise taxes assessed on an Indemnitee with respect to an employee benefit plan pursuant to applicable law shall constitute "fines" within the meaning of Section 7.7(a); and action taken or omitted by it with respect to any employee benefit plan in the performance of its duties for a purpose reasonably believed by it to be in the interest of the participants and beneficiaries of the plan shall be deemed to be for a purpose which is in, or not opposed to, the best interests of the Partnership.

     (f) In no event may an Indemnitee subject the Limited Partners to personal liability by reason of the indemnification provisions set forth in this Agreement.

     (g) An Indemnitee shall not be denied indemnification in whole or in part under this Section 7.7 because the Indemnitee had an interest in the transaction with respect to which the indemnification applies if the transaction was otherwise permitted by the terms of this Agreement.

     (h) The provisions of this Section 7.7 are for the benefit of the Indemnitees, their heirs, successors, assigns and administrators and shall not be deemed to create any rights for the benefit of any other Persons.

     (i) No amendment, modification or repeal of this Section 7.7 or any provision hereof shall in any manner terminate, reduce or impair the right of any past, present or future Indemnitee to be indemnified by the Partnership, nor the obligations of the Partnership to indemnify any such Indemnitee under and in accordance with the provisions of this Section 7.7 as in effect immediately prior to such amendment, modification or repeal with respect to claims arising from or relating to matters occurring, in whole or in part, prior to such amendment, modification or repeal, regardless of when such claims may arise or be asserted.

SECTION 7.8 Liability of Indemnitees.

     (a) Notwithstanding anything to the contrary set forth in this Agreement, no Indemnitee shall be liable for monetary damages to the Partnership, the Limited Partners, the Assignees or any other Persons who have acquired interests in the Partnership Securities, for losses sustained or liabilities incurred as a result of any act or omission if such Indemnitee acted in good faith.

     (b) Subject to its  obligations  and duties as General Partner set forth in
Section 7.1(a), the General Partner may exercise any of the powers granted to it by this Agreement and perform any of the duties imposed upon it hereunder either directly or by or through its agents, and the General Partner shall not be responsible for any misconduct or negligence on the part of any such agent appointed by the General Partner in good faith.

     (c) To the extent that, at law or in equity, an Indemnitee has duties (including fiduciary duties) and liabilities relating thereto to the Partnership or to the Partners, the General Partner and any other Indemnitee acting in connection with the Partnership's business or affairs shall not be liable to the Partnership or to any Partner for its good faith reliance on the provisions of this Agreement. The provisions of this Agreement, to the extent that they restrict or otherwise modify the duties and liabilities of an Indemnitee otherwise existing at law or in equity, are agreed by the Partners to replace such other duties and liabilities of such Indemnitee.

     (d) Any amendment, modification or repeal of this Section 7.8 or any provision hereof shall be prospective only and shall not in any way affect the limitations on the liability to the Partnership, the Limited Partners, the General Partner, and the Partnership's and General Partner's and the Operating General Partner's directors, officers and employees under this Section 7.8 as in effect immediately prior to such amendment, modification or repeal with respect to claims arising from or relating to matters occurring, in whole or in part, prior to such amendment, modification or repeal, regardless of when such claims may arise or be asserted.

SECTION 7.9 Resolution of Conflicts of Interest.

     (a) Unless otherwise expressly provided in this Agreement or the Operating Partnership Agreement, whenever a potential conflict of interest exists or arises between the General Partner or any of its Affiliates, on the one hand, and the Partnership, the Operating Partnership, any Partner or any Assignee, on the other, any resolution or course of action by the General Partner or its Affiliates in respect of such conflict of interest shall be permitted and deemed approved by all Partners, and shall not constitute a breach of this Agreement, of the Operating Partnership Agreement, of any agreement contemplated herein or therein, or of any duty stated or implied by law or equity, if the resolution or course of action is, or by operation of this Agreement is deemed to be, fair and reasonable to the Partnership. The General Partner shall be authorized but not required in connection with its resolution of such conflict of interest to seek Special Approval of such resolution. Any conflict of interest and any resolution of such conflict of interest shall be conclusively deemed fair and reasonable to the Partnership if such conflict of interest or resolution is (i) approved by Special Approval, (ii) on terms no less favorable to the Partnership than those generally being provided to or available from unrelated third parties or (iii) fair to the Partnership, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to the Partnership). The General Partner may also adopt a resolution or course of action that has not received Special Approval. The General Partner (including the Conflicts Committee in connection with Special Approval) shall be authorized in connection with its determination of what is "fair and reasonable" to the Partnership and in connection with its resolution of any conflict of interest to consider (A) the relative interests of any party to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interest; (B) any customary or accepted industry practices and any customary or historical dealings with a particular Person; (C) any applicable generally accepted accounting practices or principles; and (D) such additional factors as the General Partner (including the Conflicts Committee) determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances. Nothing contained in this Agreement, however, is intended to nor shall it be construed to require the General Partner (including the Conflicts Committee) to consider the interests of any Person other than the Partnership. In the absence of bad faith by the General Partner, the resolution, action or terms so made, taken or provided by the General Partner with respect to such matter shall not constitute a breach of this Agreement or any other agreement contemplated herein or a breach of any standard of care or duty imposed herein or therein or, to the extent permitted by law, under the Delaware Act or any other law, rule or regulation.

     (b) Whenever this Agreement or any other agreement contemplated hereby provides that the General Partner or any of its Affiliates is permitted or required to make a decision (i) in its "sole discretion" or "discretion," that it deems "necessary or appropriate" or "necessary or advisable" or under a grant of similar authority or latitude, except as otherwise provided herein, the General Partner or such Affiliate shall be entitled to consider only such interests and factors as it desires and shall have no duty or obligation to give any consideration to any interest of, or factors affecting, the Partnership, the Operating Partnership, any Limited Partner or any Assignee, (ii) it may make such decision in its sole discretion (regardless of whether there is a reference to "sole discretion" or "discretion") unless another express standard is provided for, or (iii) in "good faith" or under another express standard, the General Partner or such Affiliate shall act under such express standard and shall not be subject to any other or different standards imposed by this Agreement, the Operating Partnership Agreement, any other agreement contemplated hereby or under the Delaware Act or any other law, rule or regulation. In addition, any actions taken by the General Partner or such Affiliate consistent with the standards of "reasonable discretion" set forth in the definitions of Available Cash or Operating Surplus shall not constitute a breach of any duty of the General Partner to the Partnership or the Limited Partners. The General Partner shall have no duty, express or implied, to sell or otherwise dispose of any asset of the Partnership Group other than in the ordinary course of business. No borrowing by any Group Member or the approval thereof by the General Partner shall be deemed to constitute a breach of any duty of the General Partner to the Partnership or the Limited Partners by reason of the fact that the purpose or effect of such borrowing is directly or indirectly to (A) enable distributions to the General Partner or its Affiliates (including in their capacities as Limited Partners) to exceed 2% of the total amount distributed to all partners or (B) hasten the expiration of the Subordination Period or the conversion of any Subordinated Units into Common Units.

     (c) Whenever a particular transaction, arrangement or resolution of a conflict of interest is required under this Agreement to be "fair and reasonable" to any Person, the fair and reasonable nature of such transaction, arrangement or resolution shall be considered in the context of all similar or related transactions.

     (d) The Unitholders hereby authorize the General Partner, on behalf of the Partnership as a partner of a Group Member, to approve of actions by the general partner of such Group Member similar to those actions permitted to be taken by the General Partner pursuant to this Section 7.9.

SECTION 7.10 Other Matters Concerning the General Partner.

     (a) The General Partner may rely and shall be protected in acting or refraining from acting upon any resolution, certificate, statement, instrument, opinion, report, notice, request, consent, order, bond, debenture or other paper or document believed by it to be genuine and to have been signed or presented by the proper party or parties.

     (b) The General Partner may consult with legal counsel, accountants, appraisers, management consultants, investment bankers and other consultants and advisers selected by it, and any act taken or omitted to be taken in reliance upon the opinion (including an Opinion of Counsel) of such Persons as to matters that the General Partner reasonably believes to be within such Person's professional or expert competence shall be conclusively presumed to have been done or omitted in good faith and in accordance with such opinion.

     (c) The General Partner shall have the right, in respect of any of its powers or obligations hereunder, to act through any of its duly authorized officers, a duly appointed attorney or attorneys-in-fact or the duly authorized officers of the Partnership.

     (d) Any standard of care and duty imposed by this Agreement or under the Delaware Act or any applicable law, rule or regulation shall be modified, waived or limited, to the extent permitted by law, as required to permit the General Partner to act under this Agreement or any other agreement contemplated by this Agreement and to make any decision pursuant to the authority prescribed in this Agreement, so long as such action is reasonably believed by the General Partner to be in, or not inconsistent with, the best interests of the Partnership.

SECTION 7.11 Purchase or Sale of Partnership Securities.

     The General Partner may cause the Partnership to purchase or otherwise acquire Partnership Securities; provided that, except as permitted pursuant to
Section 4.10, the General Partner may not cause any Group Member to purchase Subordinated Units during the Subordination Period. As long as Partnership Securities are held by any Group Member, such Partnership Securities shall not be considered Outstanding for any purpose, except as otherwise provided herein. The General Partner or any Affiliate of the General Partner may also purchase or otherwise acquire and sell or otherwise dispose of Partnership Securities for its own account, subject to the provisions of Articles IV and X.

SECTION 7.12 Registration Rights of the General Partner and its Affiliates.

     (a) If (i) the General Partner or any Affiliate of the General Partner (including for purposes of this Section 7.12, any Person that is an Affiliate of the General Partner at the date hereof notwithstanding that it may later cease to be an Affiliate of the General Partner) holds Partnership Securities that it desires to sell and (ii) Rule 144 of the Securities Act (or any successor rule or regulation to Rule 144) or another exemption from registration is not available to enable such holder of Partnership Securities (the "Holder") to dispose of the number of Partnership Securities it desires to sell at the time it desires to do so without registration under the Securities Act, then upon the request of the General Partner or any of its Affiliates, the Partnership shall file with the Commission as promptly as practicable after receiving such request, and use all reasonable efforts to cause to become effective and remain effective for a period of not less than six months following its effective date or such shorter period as shall terminate when all Partnership Securities covered by such registration statement have been sold, a registration statement under the Securities Act registering the offering and sale of the number of Partnership Securities specified by the Holder; provided, however, that the Partnership shall not be required to effect more than three registrations pursuant to this Section 7.12(a); and provided further, however, that if the Conflicts Committee determines in its good faith judgment that a postponement of the requested registration for up to six months would be in the best interests of the Partnership and its Partners due to a pending transaction, investigation or other event, the filing of such registration statement or the effectiveness thereof may be deferred for up to six months, but not thereafter. In connection with any registration pursuant to the immediately preceding sentence, the Partnership shall promptly prepare and file (x) such documents as may be necessary to register or qualify the securities subject to such registration under the securities laws of such states as the Holder shall reasonably request; provided, however, that no such qualification shall be required in any jurisdiction where, as a result thereof, the Partnership would become subject to general service of process or to taxation or qualification to do business as a foreign corporation or partnership doing business in such jurisdiction solely as a result of such registration, and (y) such documents as may be necessary to apply for listing or to list the Partnership Securities subject to such registration on such National Securities Exchange as the Holder shall reasonably request, and do any and all other acts and things that may reasonably be necessary or advisable to enable the Holder to consummate a public sale of such Partnership Securities in such states. Except as set forth in Section 7.12(c), all costs and expenses of any such registration and offering (other than the underwriting discounts and commissions) shall be paid by the Partnership, without reimbursement by the Holder.

     (b) If the Partnership shall at any time propose to file a registration statement under the Securities Act for an offering of equity securities of the Partnership for cash (other than an offering relating solely to an employee benefit plan), the Partnership shall use all reasonable efforts to include such number or amount of securities held by the Holder in such registration statement as the Holder shall request. If the proposed offering pursuant to this Section 7.12(b) shall be an underwritten offering, then, in the event that the managing underwriter or managing underwriters of such offering advise the Partnership and the Holder in writing that in their opinion the inclusion of all or some of the Holder's Partnership Securities would adversely and materially affect the success of the offering, the Partnership shall include in such offering only that number or amount, if any, of securities held by the Holder which, in the opinion of the managing underwriter or managing underwriters, will not so adversely and materially affect the offering. Except as set forth in Section 7.12(c), all costs and expenses of any such registration and offering (other than the underwriting discounts and commissions) shall be paid by the Partnership, without reimbursement by the Holder.

     (c) If underwriters are engaged in connection with any registration referred to in this Section 7.12, the Partnership shall provide indemnification, representations, covenants, opinions and other assurance to the underwriters in form and substance reasonably satisfactory to such underwriters. Further, in addition to and not in limitation of the Partnership's obligation under Section 7.7, the Partnership shall, to the fullest extent permitted by law, indemnify and hold harmless the Holder, its officers, directors and each Person who controls the Holder (within the meaning of the Securities Act) and any agent thereof (collectively, "Indemnified Persons") against any losses, claims, demands, actions, causes of action, assessments, damages, liabilities (joint or several), costs and expenses (including interest, penalties and reasonable attorneys' fees and disbursements), resulting to, imposed upon, or incurred by the Indemnified Persons, directly or indirectly, under the Securities Act or otherwise (hereinafter referred to in this Section 7.12(c) as a "claim" and in the plural as "claims") based upon, arising out of or resulting from any untrue statement or alleged untrue statement of any material fact contained in any registration statement under which any Partnership Securities were registered under the Securities Act or any state securities or Blue Sky laws, in any preliminary prospectus (if used prior to the effective date of such registration statement), or in any summary or final prospectus or in any amendment or supplement thereto (if used during the period the Partnership is required to keep the registration statement current), or arising out of, based upon or resulting from the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements made therein not misleading; provided, however, that the Partnership shall not be liable to any Indemnified Person to the extent that any such claim arises out of, is based upon or results from an untrue statement or alleged untrue statement or omission or alleged omission made in such registration statement, such preliminary, summary or final prospectus or such amendment or supplement, in reliance upon and in conformity with written information furnished to the Partnership by or on behalf of such Indemnified Person specifically for use in the preparation thereof.

     (d) The provisions of Section 7.12(a) and 7.12(b) shall continue to be applicable with respect to the General Partner (and any of the General Partner's Affiliates) after it ceases to be a Partner of the Partnership, during a period of two years subsequent to the effective date of such cessation and for so long thereafter as is required for the Holder to sell all of the Partnership Securities with respect to which it has requested during such two-year period inclusion in a registration statement otherwise filed or that a registration statement be filed; provided, however, that the Partnership shall not be required to file successive registration statements covering the same Partnership Securities for which registration was demanded during such two-year period. The provisions of Section 7.12(c) shall continue in effect thereafter.

     (e) Any request to register Partnership Securities pursuant to this Section
7.12 shall (i) specify the Partnership Securities intended to be offered and sold by the Person making the request, (ii) express such Person's present intent to offer such shares for distribution, (iii) describe the nature or method of the proposed offer and sale of Partnership Securities, and (iv) contain the undertaking of such Person to provide all such information and materials and take all action as may be required in order to permit the Partnership to comply with all applicable requirements in connection with the registration of such Partnership Securities.

SECTION 7.13 Reliance by Third Parties.

     Notwithstanding anything to the contrary in this Agreement, any Person dealing with the Partnership shall be entitled to assume that the General Partner and any officer of Valero GP authorized by Valero GP to act on behalf of and in the name of the Partnership has full power and authority to encumber, sell or otherwise use in any manner any and all assets of the Partnership and to enter into any authorized contracts on behalf of the Partnership, and such Person shall be entitled to deal with the General Partner or any such officer as if it were the Partnership's sole party in interest, both legally and beneficially. Each Limited Partner hereby waives any and all defenses or other remedies that may be available against such Person to contest, negate or disaffirm any action of the General Partner or any such officer in connection with any such dealing. In no event shall any Person dealing with the General Partner or any such officer or its representatives be obligated to ascertain that the terms of the Agreement have been complied with or to inquire into the necessity or expedience of any act or action of the General Partner or any such officer or its representatives. Each and every certificate, document or other instrument executed on behalf of the Partnership by the General Partner or its representatives shall be conclusive evidence in favor of any and every Person relying thereon or claiming thereunder that (a) at the time of the execution and delivery of such certificate, document or instrument, this Agreement was in full force and effect, (b) the Person executing and delivering such certificate, document or instrument was duly authorized and empowered to do so for and on behalf of the Partnership and (c) such certificate, document or instrument was duly executed and delivered in accordance with the terms and provisions of this Agreement and is binding upon the Partnership.

                                  ARTICLE VIII
                     BOOKS, RECORDS, ACCOUNTING AND REPORTS

SECTION 8.1 Records and Accounting.

     The General Partner shall keep or cause to be kept at the principal office of the Partnership appropriate books and records with respect to the Partnership's business, including all books and records necessary to provide to the Limited Partners any information required to be provided pursuant to Section 3.4(a). Any books and records maintained by or on behalf of the Partnership in the regular course of its business, including the record of the Record Holders and Assignees of Units or other Partnership Securities, books of account and records of Partnership proceedings, may be kept on, or be in the form of, computer disks, hard drives, punch cards, magnetic tape, photographs, micrographics or any other information storage device; provided, that the books and records so maintained are convertible into clearly legible written form within a reasonable period of time. The books of the Partnership shall be maintained, for financial reporting purposes, on an accrual basis in accordance with U.S. GAAP.

SECTION 8.2 Fiscal Year.

     The fiscal year of the  Partnership  shall be a fiscal year ending December
31.

SECTION 8.3 Reports.

     (a) As soon as practicable, but in no event later than 120 days after the close of each fiscal year of the Partnership, the General Partner shall cause to be mailed or furnished to each Record Holder of a Unit as of a date selected by the General Partner in its discretion, an annual report containing financial statements of the Partnership for such fiscal year of the Partnership, presented in accordance with U.S. GAAP, including a balance sheet and statements of operations, Partnership equity and cash flows, such statements to be audited by a firm of independent public accountants selected by the General Partner.

     (b) As soon as practicable, but in no event later than 90 days after the close of each Quarter except the last Quarter of each fiscal year, the General Partner shall cause to be mailed or furnished to each Record Holder of a Unit, as of a date selected by the General Partner in its discretion, a report containing unaudited financial statements of the Partnership and such other information as may be required by applicable law, regulation or rule of any National Securities Exchange on which the Units are listed for trading, or as the General Partner determines to be necessary or appropriate.

                                   ARTICLE IX
                                   TAX MATTERS

SECTION 9.1 Tax Returns and Information.

     The Partnership shall timely file all returns of the Partnership that are required for federal, state and local income tax purposes on the basis of the accrual method and a taxable year ending on December 31. The tax information reasonably required by Record Holders for federal and state income tax reporting purposes with respect to a taxable year shall be furnished to them within 90 days of the close of the calendar year in which the Partnership's taxable year ends. The classification, realization and recognition of income, gain, losses and deductions and other items shall be on the accrual method of accounting for federal income tax purposes.

SECTION 9.2 Tax Elections.

     (a) The Partnership shall make the election under Section 754 of the Code in accordance with applicable regulations thereunder, subject to the reservation of the right to seek to revoke any such election upon the General Partner's determination that such revocation is in the best interests of the Limited Partners. Notwithstanding any other provision herein contained, for the purposes of computing the adjustments under Section 743(b) of the Code, the General Partner shall be authorized (but not required) to adopt a convention whereby the price paid by a transferee of a Limited Partner Interest will be deemed to be the lowest quoted closing price of the Limited Partner Interests on any National Securities Exchange on which such Limited Partner Interests are traded during the calendar month in which such transfer is deemed to occur pursuant to Section 6.2(g) without regard to the actual price paid by such transferee.

     (b) The Partnership shall elect to deduct expenses incurred in organizing the Partnership ratably over a sixty-month period as provided in Section 709 of the Code.

     (c) Except as otherwise provided herein, the General Partner shall determine whether the Partnership should make any other elections permitted by the Code.

SECTION 9.3 Tax Controversies.

     Subject to the provisions hereof, the General Partner is designated as the Tax Matters Partner (as defined in the Code) and is authorized and required to represent the Partnership (at the Partnership's expense) in connection with all examinations of the Partnership's affairs by tax authorities, including resulting administrative and judicial proceedings, and to expend Partnership funds for professional services and costs associated therewith. Each Partner agrees to cooperate with the General Partner and to do or refrain from doing any or all things reasonably required by the General Partner to conduct such proceedings.

SECTION 9.4 Withholding.

     Notwithstanding any other provision of this Agreement, the General Partner is authorized to take any action that it determines in its discretion to be necessary or appropriate to cause the Partnership to comply with any withholding requirements established under the Code or any other federal, state or local law including, without limitation, pursuant to Sections 1441, 1442, 1445 and 1446 of the Code. To the extent that the Partnership is required or elects to withhold and pay over to any taxing authority any amount resulting from the allocation or distribution of income to any Partner or Assignee (including, without limitation, by reason of Section 1446 of the Code), the amount withheld may at the discretion of the General Partner be treated by the Partnership as a distribution of cash pursuant to Section 6.3 in the amount of such withholding from such Partner.

                                   ARTICLE X
                              ADMISSION OF PARTNERS

SECTION 10.1 Admission of Initial Limited Partners.

     Upon the issuance by the Partnership of Common Units, Subordinated Units and Incentive Distribution Rights to UDS Logistics and the General Partner as described in Section 5.2, each of UDS Logistics and the General Partner was admitted to the Partnership as a Limited Partner in respect of the Common Units, Subordinated Units and Incentive Distribution Rights issued to it. Upon the issuance by the Partnership of Common Units to the Underwriters as described in
Section 5.3 in connection with the Initial Offering and the execution by each Underwriter of a Transfer Application, the General Partner admitted the Underwriters to the Partnership as Initial Limited Partners in respect of the Common Units purchased by them.

SECTION 10.2 Admission of Substituted Limited Partner.

     By transfer of a Limited Partner Interest in accordance with Article IV, the transferor shall be deemed to have given the transferee the right to seek admission as a Substituted Limited Partner subject to the conditions of, and in the manner permitted under, this Agreement. A transferor of a Certificate representing a Limited Partner Interest shall, however, only have the authority to convey to a purchaser or other transferee who does not execute and deliver a

Transfer Application (a) the right to negotiate such Certificate to a purchaser or other transferee and (b) the right to transfer the right to request admission as a Substituted Limited Partner to such purchaser or other transferee in respect of the transferred Limited Partner Interests. Each transferee of a Limited Partner Interest (including any nominee holder or an agent acquiring such Limited Partner Interest for the account of another Person) who executes and delivers a Transfer Application shall, by virtue of such execution and delivery, be an Assignee and be deemed to have applied to become a Substituted Limited Partner with respect to the Limited Partner Interests so transferred to such Person. Such Assignee shall become a Substituted Limited Partner (x) at such time as the General Partner consents thereto, which consent may be given or withheld in the General Partner's discretion, and (y) when any such admission is shown on the books and records of the Partnership. If such consent is withheld, such transferee shall be an Assignee. An Assignee shall have an interest in the Partnership equivalent to that of a Limited Partner with respect to allocations and distributions, including liquidating distributions, of the Partnership. With respect to voting rights attributable to Limited Partner Interests that are held by Assignees, the General Partner shall be deemed to be the Limited Partner with respect thereto and shall, in exercising the voting rights in respect of such Limited Partner Interests on any matter, vote such Limited Partner Interests at the written direction of the Assignee who is the Record Holder of such Limited Partner Interests. If no such written direction is received, such Limited Partner Interests will not be voted. An Assignee shall have no other rights of a Limited Partner.

SECTION 10.3 Admission of Successor General Partner.

     A successor General Partner approved pursuant to Section 11.1 or 11.2 or the transferee of or successor to all of the General Partner Interest pursuant to Section 4.6 who is proposed to be admitted as a successor General Partner shall be admitted to the Partnership as the General Partner, effective immediately prior to the withdrawal or removal of the predecessor or transferring General Partner pursuant to Section 11.1 or 11.2 or the transfer of the General Partner Interest pursuant to Section 4.6, provided, however, that no such successor shall be admitted to the Partnership until compliance with the terms of Section 4.6 has occurred and such successor has executed and delivered such other documents or instruments as may be required to effect such admission. Any such successor shall, subject to the terms hereof, carry on the business of the members of the Partnership Group without dissolution.

SECTION 10.4 Admission of Additional Limited Partners.

     (a) A Person (other than the General Partner, an Initial Limited Partner or a Substituted Limited Partner) who makes a Capital Contribution to the Partnership in accordance with this Agreement shall be admitted to the Partnership as an Additional Limited Partner only upon furnishing to the General Partner (i) evidence of acceptance in form satisfactory to the General Partner of all of the terms and conditions of this Agreement, including the power of attorney granted in Section 2.6, and (ii) such other documents or instruments as may be required in the discretion of the General Partner to effect such Person's admission as an Additional Limited Partner.

     (b) Notwithstanding anything to the contrary in this Section 10.4, no Person shall be admitted as an Additional Limited Partner without the consent of the General Partner, which consent may be given or withheld in the General
Partner's discretion. The admission of any Person as an Additional Limited Partner shall become effective on the date upon which the name of such Person is recorded as such in the books and records of the Partnership, following the consent of the General Partner to such admission.

SECTION 10.5 Amendment of Agreement and Certificate of Limited Partnership.

     To effect the admission to the Partnership of any Partner, the General Partner shall take all steps necessary and appropriate under the Delaware Act to amend the records of the Partnership to reflect such admission and, if necessary, to prepare as soon as practicable an amendment to this Agreement and, if required by law, the General Partner shall prepare and file an amendment to the Certificate of Limited Partnership, and the General Partner may for this purpose, among others, exercise the power of attorney granted pursuant to
Section 2.6.

                                   ARTICLE XI
                        WITHDRAWAL OR REMOVAL OF PARTNERS

SECTION 11.1 Withdrawal of the General Partner.

     (a) The General Partner shall be deemed to have withdrawn from the Partnership upon the occurrence of any one of the following events (each such event herein referred to as an "Event of Withdrawal"):

          (i) The General Partner voluntarily withdraws from the Partnership by giving notice to the other Partners;

          (ii) The General Partner transfers all of its rights as General Partner pursuant to Section 4.6;

          (iii) The General Partner is removed pursuant to Section 11.2;

          (iv) The General Partner (A) makes a general assignment for the benefit of creditors; (B) files a voluntary bankruptcy petition for relief under Chapter 7 of the United States Bankruptcy Code; (C) files a petition or answer seeking for itself a liquidation, dissolution or similar relief (but not a reorganization) under any law; (D) files an answer or other pleading admitting or failing to contest the material allegations of a petition filed against the General Partner in a proceeding of the type described in clauses (A)-(C) of this Section 11.1(a)(iv); or (E) seeks, consents to or acquiesces in the appointment of a trustee (but not a debtor-in-possession), receiver or liquidator of the General Partner or of all or any substantial part of its properties;

          (v) A final and non-appealable order of relief under Chapter 7 of the United States Bankruptcy Code is entered by a court with appropriate jurisdiction pursuant to a voluntary or involuntary petition by or against the General Partner; or

          (vi) (A) in the event the General Partner is a corporation, a certificate of dissolution or its equivalent is filed for the General Partner, or 90 days expire after the date of notice to the General Partner of revocation of its charter without a reinstatement of its charter, under the laws of its state of incorporation; (B) in the event the General Partner is a partnership or a limited liability company, the dissolution and commencement of winding up of the General Partner; (C) in the event the General Partner is acting in such capacity by virtue of being a trustee of a trust, the termination of the trust; (D) in the event the General Partner is a natural person, his death or adjudication of incompetency; and (E) otherwise in the event of the termination of the General Partner.

          If an Event of  Withdrawal  specified in Section  11.1(a)(iv),  (v) or
     (vi)(A), (B), (C) or (E) occurs, the withdrawing General Partner shall give notice to the Limited Partners within 30 days after such occurrence. The Partners hereby agree that only the Events of Withdrawal described in this
     Section 11.1 shall result in the withdrawal of the General Partner from the Partnership.

     (b) Withdrawal of the General Partner from the Partnership upon the occurrence of an Event of Withdrawal shall not constitute a breach of this Agreement under the following circumstances: (i) at any time during the period beginning on the Closing Date and ending at 12:00 midnight, Eastern Standard Time, on March 31, 2011, the General Partner voluntarily withdraws by giving at least 90 days' advance notice of its intention to withdraw to the Limited Partners; provided that prior to the effective date of such withdrawal, the withdrawal is approved by Unitholders holding at least a majority of the Outstanding Common Units (excluding Common Units held by the General Partner and its Affiliates) and the General Partner delivers to the Partnership an Opinion of Counsel ("Withdrawal Opinion of Counsel") that such withdrawal (following the selection of the successor General Partner) would not result in the loss of the limited liability of any Limited Partner or of a limited partner of the Operating Partnership or cause the Partnership or the Operating Partnership to be treated as an association taxable as a corporation or otherwise to be taxed as an entity for federal income tax purposes (to the extent not previously treated as such); (ii) at any time after 12:00 midnight, Eastern Standard Time, on March 31, 2011, the General Partner voluntarily withdraws by giving at least 90 days' advance notice to the Unitholders, such withdrawal to take effect on the date specified in such notice; (iii) at any time that the General Partner ceases to be the General Partner pursuant to Section 11.1(a)(ii) or is removed pursuant to Section 11.2; or (iv) notwithstanding clause (i) of this sentence, at any time that the General Partner voluntarily withdraws by giving at least 90 days' advance notice of its intention to withdraw to the Limited Partners, such withdrawal to take effect on the date specified in the notice, if at the time such notice is given one Person and its Affiliates (other than the General Partner and its Affiliates) own beneficially or of record or control at least 50% of the Outstanding Units. The withdrawal of the General Partner from the Partnership upon the occurrence of an Event of Withdrawal shall also constitute the withdrawal of the General Partner as general partner of the other Group Members. If the General Partner gives a notice of withdrawal pursuant to Section 11.1(a)(i), the holders of a Unit Majority, may, prior to the effective date of such withdrawal, elect a successor General Partner. The Person so elected as successor General Partner shall automatically become the successor general partner of the other Group Members of which the General Partner is a general partner. If, prior to the effective date of the General Partner's withdrawal, a successor is not selected by the Unitholders as provided herein or the Partnership does not receive a Withdrawal Opinion of Counsel, the Partnership shall be dissolved in accordance with Section 12.1. Any successor General

Partner elected in accordance with the terms of this Section 11.1 shall be subject to the provisions of Section 10.3.

SECTION 11.2 Removal of the General Partner.

     The General Partner may be removed if such removal is approved by the Unitholders holding at least 58% of the Outstanding Units (excludingUnits held by the General Partner and its Affiliates). Any such action by such holders for removal of the General Partner must also provide for the election of a successor General Partner by the Unitholders holding a Unit Majority (excluding Units held by the General Partner and its Affiliates). Such removal shall be effective immediately following the admission of a successor General Partner pursuant to
Section 10.3. The removal of the General Partner shall also automatically constitute the removal of the General Partner as general partner of the other Group Members of which the General Partner is a general partner, if any. If a Person is elected as a successor General Partner in accordance with the terms of this Section 11.2, such Person shall, upon admission pursuant to Section 10.3, automatically become a successor general partner of the other Group Members of which the General Partner is a general partner. The right of the holders of Outstanding Units to remove the General Partner shall not exist or be exercised unless the Partnership has received an opinion opining as to the matters covered by a Withdrawal Opinion of Counsel. Any successor General Partner elected in accordance with the terms of this Section 11.2 shall be subject to the provisions of Section 10.3.

SECTION 11.3 Interest of Departing Partner and Successor General Partner.

     (a) In the event of (i) withdrawal of the General Partner under circumstances where such withdrawal does not violate this Agreement or (ii) removal of the General Partner by the holders of Outstanding Units under circumstances where Cause does not exist, if a successor General Partner is elected in accordance with the terms of Section 11.1 or 11.2, the Departing Partner shall have the option exercisable prior to the effective date of the departure of such Departing Partner to require its successor to purchase its General Partner Interest and its general partner interest (or equivalent interest) in the other Group Members, if any, and all of its Incentive Distribution Rights (collectively, the "Combined Interest") in exchange for an amount in cash equal to the fair market value of such Combined Interest, such amount to be determined and payable as of the effective date of its departure. If the General Partner is removed by the Unitholders under circumstances where Cause exists or if the General Partner withdraws under circumstances where such withdrawal violates this Agreement, and if a successor General Partner is elected in accordance with the terms of Section 11.1 or 11.2, such successor shall have the option, exercisable prior to the effective date of the departure of such Departing Partner, to purchase the Combined Interest for such fair market value of such Combined Interest of the Departing Partner. In either event, the Departing Partner shall be entitled to receive all reimbursements due such Departing Partner pursuant to Section 7.4, including any employee-related liabilities (including severance liabilities), incurred in connection with the termination of any employees employed by the Departing Partner for the benefit of the Partnership or the other Group Members.

     For purposes of this Section 11.3(a), the fair market value of a Departing Partner's Combined Interest shall be determined by agreement between the

Departing Partner and its successor or, failing agreement within 30 days after the effective date of such Departing Partner's departure, by an independent investment banking firm or other independent expert selected by the Departing Partner and its successor, which, in turn, may rely on other experts, and the determination of which shall be conclusive as to such matter. If such parties cannot agree upon one independent investment banking firm or other independent expert within 45 days after the effective date of such departure, then the Departing Partner shall designate an independent investment banking firm or other independent expert, the Departing Partner's successor shall designate an independent investment banking firm or other independent expert, and such firms or experts shall mutually select a third independent investment banking firm or independent expert, which third independent investment banking firm or other independent expert shall determine the fair market value of the Combined Interest of the Departing Partner. In making its determination, such third independent investment banking firm or other independent expert may consider the then current trading price of Units on any National Securities Exchange on which Units are then listed, the value of the Partnership's assets, the rights and obligations of the Departing Partner and other factors it may deem relevant.

     (b) If the  Combined  Interest is not  purchased in the manner set forth in
Section  11.3(a),  the  Departing  Partner (or its  transferee)  shall  become a
Limited Partner and its Combined Interest shall be converted into Common Units pursuant to a valuation made by an investment banking firm or other independent expert selected pursuant to Section 11.3(a), without reduction in such Partnership Interest (but subject to proportionate dilution by reason of the admission of its successor). Any successor General Partner shall indemnify the Departing Partner (or its transferee) as to all debts and liabilities of the Partnership arising on or after the date on which the Departing Partner (or its transferee) becomes a Limited Partner. For purposes of this Agreement, conversion of the Combined Interest of the Departing Partner to Common Units will be characterized as if the Departing Partner (or its transferee) contributed its Combined Interest to the Partnership in exchange for the newly issued Common Units.

     (c) If a successor General Partner is elected in accordance with the terms of Section 11.1 or 11.2 and the option described in Section 11.3(a) is not exercised by the party entitled to do so, the successor General Partner shall, at the effective date of its admission to the Partnership, contribute to the Partnership cash in the amount equal to 2/98th of the Net Agreed Value of the Partnership's assets on such date. In such event, such successor General Partner shall, subject to the following sentence, be entitled to the Percentage Interest of all Partnership allocations and distributions to which the Departing Partner was entitled. The successor General Partner shall cause this Agreement to be amended to reflect that, from and after the date of such successor General Partner's admission, the successor General Partner's interest in all Partnership distributions and allocations shall be 2%.

SECTION 11.4 Termination of Subordination Period, Conversion of Subordinated Units and Extinguishment of Cumulative Common Unit Arrearages.

     Notwithstanding any provision of this Agreement, if the General Partner is removed as general partner of the Partnership under circumstances where Cause does not exist and Units held by the General Partner and its Affiliates are not voted in favor of such removal, (i) the Subordination Period will end and all

Outstanding Subordinated Units will immediately and automatically convert into Common Units on a one-for-one basis and (ii) all Cumulative Common Unit Arrearages on the Common Units will be extinguished.

SECTION 11.5 Withdrawal of Limited Partners.

     No Limited Partner shall have any right to withdraw from the Partnership; provided, however, that when a transferee of a Limited Partner's Limited Partner Interest becomes a Record Holder of the Limited Partner Interest so transferred, such transferring Limited Partner shall cease to be a Limited Partner with respect to the Limited Partner Interest so transferred.

                                  ARTICLE XII
                           DISSOLUTION AND LIQUIDATION

SECTION 12.1 Dissolution.

     The Partnership shall not be dissolved by the admission of Substituted Limited Partners or Additional Limited Partners or by the admission of a successor General Partner in accordance with the terms of this Agreement. Upon the removal or withdrawal of the General Partner, if a successor General Partner is elected pursuant to Section 11.1 or 11.2, the Partnership shall not be dissolved and such successor General Partner shall continue the business of the Partnership. The Partnership shall dissolve, and (subject to Section 12.2) its affairs shall be wound up, upon:

     (a) the expiration of its term as provided in Section 2.7;

     (b) an Event of Withdrawal of the General Partner as provided in Section 11.1(a) (other than Section 11.1(a)(ii)), unless a successor is elected and an Opinion of Counsel is received as provided in Section 11.1(b) or 11.2 and such successor is admitted to the Partnership pursuant to Section 10.3;

     (c) an election to dissolve the Partnership by the General Partner that is approved by the holders of a Unit Majority;

     (d) the entry of a decree of judicial dissolution of the Partnership pursuant to the provisions of the Delaware Act; or

     (e) the sale of all or substantially all of the assets and properties of the Partnership Group.

SECTION 12.2 Continuation of the Business of the Partnership After Dissolution.

     Upon (a) dissolution of the Partnership following an Event of Withdrawal caused by the withdrawal or removal of the General Partner as provided in
Section 11.1(a)(i) or (iii) and the failure of the Partners to select a successor to such Departing Partner pursuant to Section 11.1 or 11.2, then within 90 days thereafter, or (b) dissolution of the Partnership upon an event constituting an Event of Withdrawal as defined in Section 11.1(a)(iv), (v) or
(vi), then, to the maximum extent permitted by law, within 180 days thereafter, the holders of a Unit Majority may elect to reconstitute the Partnership and continue its business on the same terms and conditions set forth in this Agreement by forming a new limited partnership on terms identical to those set forth in this Agreement and having as the successor general partner a Person approved by the holders of a Unit Majority. Unless such an election is made within the applicable time period as set forth above, the Partnership shall conduct only activities necessary to wind up its affairs. If such an election is so made, then:

     (a) the reconstituted Partnership shall continue until dissolved in accordance with this Article XII;

     (b) if the successor General Partner is not the former General Partner, then the interest of the former General Partner shall be treated in the manner provided in Section 11.3; and

     (c) all necessary steps shall be taken to cancel this Agreement and the Certificate of Limited Partnership and to enter into and, as necessary, to file a new partnership agreement and certificate of limited partnership, and the successor general partner may for this purpose exercise the powers of attorney granted the General Partner pursuant to Section 2.6; provided, that the right of the holders of a Unit Majority to approve a successor General Partner and to reconstitute and to continue the business of the Partnership shall not exist and may not be exercised unless the Partnership has received an Opinion of Counsel that (x) the exercise of the right would not result in the loss of limited liability of any Limited Partner and (y) neither the Partnership, the reconstituted limited partnership nor the Operating Partnership would be treated as an association taxable as a corporation or otherwise be taxable as an entity for federal income tax purposes upon the exercise of such right to continue.

SECTION 12.3 Liquidator.

     Upon dissolution of the Partnership, unless the Partnership is continued under an election to reconstitute and continue the Partnership pursuant to
Section 12.2, the General Partner shall select one or more Persons to act as Liquidator. The Liquidator (if other than the General Partner) shall be entitled to receive such compensation for its services as may be approved by holders of at least a majority of the Outstanding Common Units and Subordinated Units voting as a single class. The Liquidator (if other than the General Partner) shall agree not to resign at any time without 15 days' prior notice and may be removed at any time, with or without cause, by notice of removal approved by holders of at least a majority of the Outstanding Common Units and Subordinated Units voting as a single class. Upon dissolution, removal or resignation of the Liquidator, a successor and substitute Liquidator (who shall have and succeed to all rights, powers and duties of the original Liquidator) shall within 30 days thereafter be approved by holders of at least a majority of the Outstanding Common Units and Subordinated Units voting as a single class. The right to approve a successor or substitute Liquidator in the manner provided herein shall be deemed to refer also to any such successor or substitute Liquidator approved in the manner herein provided. Except as expressly provided in this Article XII, the Liquidator approved in the manner provided herein shall have and may exercise, without further authorization or consent of any of the parties hereto, all of the powers conferred upon the General Partner under the terms of this Agreement (but subject to all of the applicable limitations, contractual and otherwise, upon the exercise of such powers, other than the limitation on sale set forth in Section 7.3(b)) to the extent necessary or desirable in the good faith judgment of the Liquidator to carry out the duties and functions of the Liquidator hereunder for and during such period of time as shall be reasonably required in the good faith judgment of the Liquidator to complete the winding up and liquidation of the Partnership as provided for herein.

SECTION 12.4 Liquidation.

     The Liquidator shall proceed to dispose of the assets of the Partnership, discharge its liabilities, and otherwise wind up its affairs in such manner and over such period as the Liquidator determines to be in the best interest of the Partners, subject to Section 17-804 of the Delaware Act and the following:

     (a) Disposition of Assets. The assets may be disposed of by public or private sale or by distribution in kind to one or more Partners on such terms as the Liquidator and such Partner or Partners may agree. If any property is distributed in kind, the Partner receiving the property shall be deemed for purposes of Section 12.4(c) to have received cash equal to its fair market value; and contemporaneously therewith, appropriate cash distributions must be made to the other Partners. The Liquidator may, in its absolute discretion, defer liquidation or distribution of the Partnership's assets for a reasonable time if it determines that an immediate sale or distribution of all or some of the Partnership's assets would be impractical or would cause undue loss to the Partners. The Liquidator may, in its absolute discretion, distribute the Partnership's assets, in whole or in part, in kind if it determines that a sale would be impractical or would cause undue loss to the Partners.

     (b) Discharge of Liabilities. Liabilities of the Partnership include amounts owed to the Liquidator as compensation for serving in such capacity (subject to the terms of Section 12.3) and amounts owed to Partners otherwise than in respect of their distribution rights under Article VI. With respect to any liability that is contingent, conditional or unmatured or is otherwise not yet due and payable, the Liquidator shall either settle such claim for such amount as it thinks appropriate or establish a reserve of cash or other assets to provide for its payment. When paid, any unused portion of the reserve shall be distributed as additional liquidation proceeds.

     (c) Liquidation Distributions. All property and all cash in excess of that required to discharge liabilities as provided in Section 12.4(b) shall be distributed to the Partners in accordance with, and to the extent of, the positive balances in their respective Capital Accounts, as determined after taking into account all Capital Account adjustments (other than those made by reason of distributions pursuant to this Section 12.4(c)) for the taxable year of the Partnership during which the liquidation of the Partnership occurs (with such date of occurrence being determined pursuant to Treasury Regulation Section 1.704-1(b)(2)(ii)(g)), and such distribution shall be made by the end of such taxable year (or, if later, within 90 days after said date of such occurrence).

SECTION 12.5 Cancellation of Certificate of Limited Partnership.

     Upon the completion of the distribution of Partnership cash and property as provided in Section 12.4 in connection with the liquidation of the Partnership, the Partnership shall be terminated and the Certificate of Limited Partnership and all qualifications of the Partnership as a foreign limited partnership in jurisdictions other than the State of Delaware shall be canceled and such other actions as may be necessary to terminate the Partnership shall be taken.

SECTION 12.6 Return of Contributions.

         The General Partner shall not be personally liable for, and shall have no obligation to contribute or loan any monies or property to the Partnership to enable it to effectuate, the return of the Capital Contributions of the Limited Partners or Unitholders, or any portion thereof, it being expressly understood that any such return shall be made solely from Partnership assets.

SECTION 12.7      Waiver of Partition.

     To the maximum extent permitted by law, each Partner hereby waives any right to partition of the Partnership property.

SECTION 12.8 Capital Account Restoration.

     No Limited Partner shall have any obligation to restore any negative balance in its Capital Account upon liquidation of the Partnership. The General Partner shall be obligated to restore any negative balance in its Capital Account upon liquidation of its interest in the Partnership by the end of the taxable year of the Partnership during which such liquidation occurs, or, if later, within 90 days after the date of such liquidation.

                                  ARTICLE XIII
                  AMENDMENT OF PARTNERSHIP AGREEMENT; MEETINGS;
                                   RECORD DATE

SECTION 13.1 Amendment to be Adopted Solely by the General Partner.

     Each Partner agrees that the General Partner, without the approval of any Partner or Assignee, may amend any provision of this Agreement and execute, swear to, acknowledge, deliver, file and record whatever documents may be required in connection therewith, to reflect:

     (a) a change in the name of the Partnership, the location of the principal place of business of the Partnership, the registered agent of the Partnership or the registered office of the Partnership;

     (b)  admission,   substitution,   withdrawal  or  removal  of  Partners  in
accordance with this Agreement;

     (c) a change that, in the sole discretion of the General Partner, is necessary or advisable to qualify or continue the qualification of the Partnership as a limited partnership or a partnership in which the Limited Partners have limited liability under the laws of any state or to ensure that the Partnership and the Operating Partnership will not be treated as an association taxable as a corporation or otherwise taxed as an entity for federal income tax purposes;

     (d) a change that, in the discretion of the General Partner, (i) does not adversely affect the Limited Partners (including any particular class of Partnership Interests as compared to other classes of Partnership Interests) in any material respect, (ii) is necessary or advisable to (A) satisfy any requirements, conditions or guidelines contained in any opinion, directive, order, ruling or regulation of any federal or state agency or judicial authority or contained in any federal or state statute (including the Delaware Act) or (B) facilitate the trading of the Limited Partner Interests (including the division of any class or classes of Outstanding Limited Partner Interests into different classes to facilitate uniformity of tax consequences within such classes of Limited Partner Interests) or comply with any rule, regulation, guideline or requirement of any National Securities Exchange on which the Limited Partner Interests are or will be listed for trading, compliance with any of which the General Partner determines in its discretion to be in the best interests of the Partnership and the Limited Partners, (iii) is necessary or advisable in connection with action taken by the General Partner pursuant to Section 5.10 or
(iv) is required to effect the intent expressed in the Registration Statement or the intent of the provisions of this Agreement or is otherwise contemplated by this Agreement;

     (e) a change in the fiscal year or taxable year of the Partnership and any changes that, in the discretion of the General Partner, are necessary or advisable as a result of a change in the fiscal year or taxable year of the Partnership including, if the General Partner shall so determine, a change in the definition of "Quarter" and the dates on which distributions are to be made by the Partnership;

     (f) an amendment that is necessary, in the Opinion of Counsel, to prevent the Partnership, or the General Partner or its directors, officers, trustees or agents from in any manner being subjected to the provisions of the Investment Company Act of 1940, as amended, the Investment Advisers Act of 1940, as amended, or "plan asset" regulations adopted under the Employee Retirement Income Security Act of 1974, as amended, regardless of whether such are substantially similar to plan asset regulations currently applied or proposed by the United States Department of Labor;

     (g) subject to the terms of Section 5.7, an amendment that, in the discretion of the General Partner, is necessary or advisable in connection with the authorization of issuance of any class or series of Partnership Securities pursuant to Section 5.6;

     (h) any amendment expressly permitted in this Agreement to be made by the General Partner acting alone;

     (i) an amendment effected, necessitated or contemplated by a Merger Agreement approved in accordance with Section 14.3;

     (j) an amendment that, in the discretion of the General Partner, is necessary or advisable to reflect, account for and deal with appropriately the formation by the Partnership of, or investment by the Partnership in, any corporation, partnership, joint venture, limited liability company or other entity, in connection with the conduct by the Partnership of activities permitted by the terms of Section 2.4;

     (k) a merger or conveyance pursuant to Section 14.3(d); or

     (l) any other amendments substantially similar to the foregoing.

SECTION 13.2 Amendment Procedures.

     Except as provided in Sections 13.1 and 13.3, all amendments to this Agreement shall be made in accordance with the following requirements. Amendments to this Agreement may be proposed only by or with the consent of the General Partner, which consent may be given or withheld in its sole discretion. A proposed amendment shall be effective upon its approval by the holders of a Unit Majority, unless a greater or different percentage is required under this Agreement or by Delaware law. Each proposed amendment that requires the approval of the holders of a specified percentage of Outstanding Units shall be set forth in a writing that contains the text of the proposed amendment. If such an amendment is proposed, the General Partner shall seek the written approval of the requisite percentage of Outstanding Units or call a meeting of the Unitholders to consider and vote on such proposed amendment. The General Partner shall notify all Record Holders upon final adoption of any such proposed amendments.

SECTION 13.3 Amendment Requirements.

     (a) Notwithstanding the provisions of Sections 13.1 and 13.2, no provision of this Agreement that establishes a percentage of Outstanding Units (including Units deemed owned by the General Partner) required to take any action shall be amended, altered, changed, repealed or rescinded in any respect that would have the effect of reducing such voting percentage unless such amendment is approved by the written consent or the affirmative vote of holders of Outstanding Units whose aggregate Outstanding Units constitute not less than the voting requirement sought to be reduced.

     (b) Notwithstanding the provisions of Sections 13.1 and 13.2, no amendment to this Agreement may (i) enlarge the obligations of any Limited Partner without its consent, unless such shall be deemed to have occurred as a result of an amendment approved pursuant to Section 13.3(c), (ii) enlarge the obligations of, restrict in any way any action by or rights of, or reduce in any way the amounts distributable, reimbursable or otherwise payable to, the General Partner or any of its Affiliates without its consent, which consent may be given or withheld in its sole discretion, (iii) change Section 12.1(a) or 12.1(c), or (iv) change the term of the Partnership or, except as set forth in Section 12.1(c), give any Person the right to dissolve the Partnership.

     (c) Except as otherwise provided, and without limitation of the General Partner's authority to adopt amendments to this Agreement without the approval of any Partners or Assignee as contemplated in Section 13.1, any amendment that would have a material adverse effect on the rights or preferences of any class of Partnership Interests in relation to other classes of Partnership Interests must be approved by the holders of not less than a majority of the Outstanding Partnership Interests of the class affected.

     (d) Notwithstanding any other provision of this Agreement, except for amendments pursuant to Section 13.1 and except as otherwise provided by Section 14.3(b), no amendments shall become effective without the approval of the holders of at least 90% of the Outstanding Common Units and Subordinated Units voting as a single class unless the Partnership obtains an Opinion of Counsel to the effect that such amendment will not affect the limited liability of any Limited Partner under applicable law.

     (e) Except as provided in Section 13.1, this Section 13.3 shall only be amended with the approval of the holders of at least 90% of the Outstanding Units.

SECTION 13.4 Special Meetings.

     All acts of Limited Partners to be taken pursuant to this Agreement shall be taken in the manner provided in this Article XIII. Special meetings of the Limited Partners may be called by the General Partner or by Limited Partners owning 20% or more of the Outstanding Limited Partner Interests of the class or classes for which a meeting is proposed. Limited Partners shall call a special meeting by delivering to the General Partner one or more requests in writing stating that the signing Limited Partners wish to call a special meeting and indicating the general or specific purposes for which the special meeting is to be called. Within 60 days after receipt of such a call from Limited Partners or within such greater time as may be reasonably necessary for the Partnership to comply with any statutes, rules, regulations, listing agreements or similar requirements governing the holding of a meeting or the solicitation of proxies for use at such a meeting, the General Partner shall send a notice of the meeting to the Limited Partners either directly or indirectly through the Transfer Agent. A meeting shall be held at a time and place determined by the General Partner on a date not less than 10 days nor more than 60 days after the mailing of notice of the meeting. Limited Partners shall not vote on matters that would cause the Limited Partners to be deemed to be taking part in the management and control of the business and affairs of the Partnership so as to jeopardize the Limited Partners' limited liability under the Delaware Act or the law of any other state in which the Partnership is qualified to do business.

SECTION 13.5 Notice of a Meeting.

     Notice of a meeting called pursuant to Section 13.4 shall be given to the Record Holders of the class or classes of Limited Partner Interests for which a meeting is proposed in writing by mail or other means of written communication in accordance with Section 16.1. The notice shall be deemed to have been given at the time when deposited in the mail or sent by other means of written communication.

SECTION 13.6 Record Date.

     For purposes of determining the Limited Partners entitled to notice of or to vote at a meeting of the Limited Partners or to give approvals without a meeting as provided in Section 13.11 the General Partner may set a Record Date, which shall not be less than 10 nor more than 60 days before (a) the date of the meeting (unless such requirement conflicts with any rule, regulation, guideline or requirement of any National Securities Exchange on which the Limited Partner Interests are listed for trading, in which case the rule, regulation, guideline or requirement of such exchange shall govern) or (b) in the event that approvals are sought without a meeting, the date by which Limited Partners are requested in writing by the General Partner to give such approvals.

SECTION 13.7 Adjournment.

     When a meeting is adjourned to another time or place, notice need not be given of the adjourned meeting and a new Record Date need not be fixed, if the time and place thereof are announced at the meeting at which the adjournment is taken, unless such adjournment shall be for more than 45 days. At the adjourned meeting, the Partnership may transact any business which might have been transacted at the original meeting. If the adjournment is for more than 45 days or if a new Record Date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given in accordance with this Article XIII.

SECTION 13.8 Waiver of Notice; Approval of Meeting; Approval of Minutes.

     The transactions of any meeting of Limited Partners, however called and noticed, and whenever held, shall be as valid as if it had occurred at a meeting duly held after regular call and notice, if a quorum is present either in person or by proxy, and if, either before or after the meeting, Limited Partners representing such quorum who were present in person or by proxy and entitled to vote, sign a written waiver of notice or an approval of the holding of the meeting or an approval of the minutes thereof. All waivers and approvals shall be filed with the Partnership records or made a part of the minutes of the meeting. Attendance of a Limited Partner at a meeting shall constitute a waiver of notice of the meeting, except when the Limited Partner does not approve, at the beginning of the meeting, of the transaction of any business because the meeting is not lawfully called or convened; and except that attendance at a meeting is not a waiver of any right to disapprove the consideration of matters required to be included in the notice of the meeting, but not so included, if the disapproval is expressly made at the meeting.

SECTION 13.9 Quorum.

     The holders of a majority of the Outstanding Limited Partner Interests of the class or classes for which a meeting has been called (including Limited Partner Interests deemed owned by the General Partner) represented in person or by proxy shall constitute a quorum at a meeting of Limited Partners of such class or classes unless any such action by the Limited Partners requires approval by holders of a greater percentage of such Limited Partner Interests, in which case the quorum shall be such greater percentage. At any meeting of the Limited Partners duly called and held in accordance with this Agreement at which a quorum is present, the act of Limited Partners holding Outstanding Limited Partner Interests that in the aggregate represent a majority of the Outstanding Limited Partner Interests entitled to vote and be present in person or by proxy at such meeting shall be deemed to constitute the act of all Limited Partners, unless a greater or different percentage is required with respect to such action under the provisions of this Agreement, in which case the act of the Limited Partners holding Outstanding Limited Partner Interests that in the aggregate represent at least such greater or different percentage shall be required. The Limited Partners present at a duly called or held meeting at which a quorum is present may continue to transact business until adjournment, notwithstanding the withdrawal of enough Limited Partners to leave less than a quorum, if any action taken (other than adjournment) is approved by the required percentage of Outstanding Limited Partner Interests specified in this Agreement (including Limited Partner Interests deemed owned by the General Partner). In the absence of a quorum any meeting of Limited Partners may be adjourned from time to time by the affirmative vote of holders of at least a majority of the Outstanding Limited Partner Interests entitled to vote at such meeting (including Limited Partner Interests deemed owned by the General Partner) represented either in person or by proxy, but no other business may be transacted, except as provided in Section 13.7.

SECTION 13.10 Conduct of a Meeting.

     The General Partner shall have full power and authority concerning the manner of conducting any meeting of the Limited Partners or solicitation of approvals in writing, including the determination of Persons entitled to vote, the existence of a quorum, the satisfaction of the requirements of Section 13.4, the conduct of voting, the validity and effect of any proxies and the determination of any controversies, votes or challenges arising in connection with or during the meeting or voting. The General Partner shall designate a Person to serve as chairman of any meeting and shall further designate a Person to take the minutes of any meeting. All minutes shall be kept with the records of the Partnership maintained by the General Partner. The General Partner may make such other regulations consistent with applicable law and this Agreement as it may deem advisable concerning the conduct of any meeting of the Limited
Partners or solicitation of approvals in writing, including regulations in regard to the appointment of proxies, the appointment and duties of inspectors of votes and approvals, the submission and examination of proxies and other evidence of the right to vote, and the revocation of approvals in writing.

SECTION 13.11 Action Without a Meeting.

     If authorized by the General Partner, any action that may be taken at a meeting of the Limited Partners may be taken without a meeting if an approval in writing setting forth the action so taken is signed by Limited Partners owning not less than the minimum percentage of the Outstanding Limited Partner Interests (including Limited Partner Interests deemed owned by the General Partner) that would be necessary to authorize or take such action at a meeting at which all the Limited Partners were present and voted (unless such provision conflicts with any rule, regulation, guideline or requirement of any National Securities Exchange on which the Limited Partner Interests are listed for trading, in which case the rule, regulation, guideline or requirement of such exchange shall govern). Prompt notice of the taking of action without a meeting shall be given to the Limited Partners who have not approved in writing. The General Partner may specify that any written ballot submitted to Limited Partners for the purpose of taking any action without a meeting shall be returned to the Partnership within the time period, which shall be not less than 20 days, specified by the General Partner. If a ballot returned to the Partnership does not vote all of the Limited Partner Interests held by the Limited Partners the Partnership shall be deemed to have failed to receive a ballot for the Limited Partner Interests that were not voted. If approval of the taking of any action by the Limited Partners is solicited by any Person other than by or on behalf of the General Partner, the written approvals shall have no force and effect unless and until (a) they are deposited with the Partnership in care of the General Partner, (b) approvals sufficient to take the action proposed are dated as of a date not more than 90 days prior to the date sufficient approvals are deposited with the Partnership and (c) an Opinion of Counsel is delivered to the General Partner to the effect that the exercise of such right and the action proposed to be taken with respect to any particular matter (i) will not cause the Limited Partners to be deemed to be taking part in the management and control of the business and affairs of the Partnership so as to jeopardize the Limited Partners' limited liability, and (ii) is otherwise permissible under the state statutes then governing the rights, duties and liabilities of the Partnership and the Partners.

SECTION 13.12 Voting and Other Rights.

     (a) Only those Record Holders of the Limited Partner Interests on the Record Date set pursuant to Section 13.6 (and also subject to the limitations contained in the definition of "Outstanding") shall be entitled to notice of, and to vote at, a meeting of Limited Partners or to act with respect to matters as to which the holders of the Outstanding Limited Partner Interests have the right to vote or to act. All references in this Agreement to votes of, or other acts that may be taken by, the Outstanding Limited Partner Interests shall be deemed to be references to the votes or acts of the Record Holders of such Outstanding Limited Partner Interests.

     (b) With respect to Limited Partner Interests that are held for a Person's account by another Person (such as a broker, dealer, bank, trust company or clearing corporation, or an agent of any of the foregoing), in whose name such Limited Partner Interests are registered, such other Person shall, in exercising the voting rights in respect of such Limited Partner Interests on any matter, and unless the arrangement between such Persons provides otherwise, vote such Limited Partner Interests in favor of, and at the direction of, the Person who is the beneficial owner, and the Partnership shall be entitled to assume it is so acting without further inquiry. The provisions of this Section 13.12(b) (as well as all other provisions of this Agreement) are subject to the provisions of
Section 4.3.

                                  ARTICLE XIV
                                     MERGER

SECTION 14.1 Authority.

     The Partnership may merge or consolidate with one or more corporations, limited liability companies, business trusts or associations, real estate investment trusts, common law trusts or unincorporated businesses, including a general partnership or limited partnership, formed under the laws of the State of Delaware or any other state of the United States of America, pursuant to a written agreement of merger or consolidation ("Merger Agreement") in accordance with this Article XIV.

SECTION 14.2 Procedure for Merger or Consolidation.

     Merger or consolidation of the Partnership pursuant to this Article XIV requires the prior approval of the General Partner. If the General Partner shall determine, in the exercise of its discretion, to consent to the merger or consolidation, the General Partner shall approve the Merger Agreement, which shall set forth:

     (a) The names and jurisdictions of formation or organization of each of the business entities proposing to merge or consolidate;

     (b) The name and jurisdiction of formation or organization of the business entity that is to survive the proposed merger or consolidation (the "Surviving Business Entity");

     (c) The terms and conditions of the proposed merger or consolidation;

     (d) The manner and basis of exchanging or converting the equity securities of each constituent business entity for, or into, cash, property or general or limited partner interests, rights, securities or obligations of the Surviving Business Entity; and (i) if any general or limited partner interests, securities or rights of any constituent business entity are not to be exchanged or converted solely for, or into, cash, property or general or limited partner interests, rights, securities or obligations of the Surviving Business Entity, the cash, property or general or limited partner interests, rights, securities or obligations of any limited partnership, corporation, trust or other entity (other than the Surviving Business Entity) which the holders of such general or limited partner interests, securities or rights are to receive in exchange for, or upon conversion of their general or limited partner interests, securities or rights, and (ii) in the case of securities represented by certificates, upon the surrender of such certificates, which cash, property or general or limited partner interests, rights, securities or obligations of the Surviving Business Entity or any general or limited partnership, corporation, trust or other entity (other than the Surviving Business Entity), or evidences thereof, are to be delivered;

     (e) A statement of any changes in the constituent documents or the adoption of new constituent documents (the articles or certificate of incorporation, articles of trust, declaration of trust, certificate or agreement of limited partnership or other similar charter or governing document) of the Surviving Business Entity to be effected by such merger or consolidation;

     (f) The effective time of the merger, which may be the date of the filing of the certificate of merger pursuant to Section 14.4 or a later date specified in or determinable in accordance with the Merger Agreement (provided, that if the effective time of the merger is to be later than the date of the filing of the certificate of merger, the effective time shall be fixed no later than the time of the filing of the certificate of merger and stated therein); and

     (g)  Such  other   provisions  with  respect  to  the  proposed  merger  or
consolidation as are deemed necessary or appropriate by the General Partner.

SECTION 14.3 Approval by Limited Partners of Merger or Consolidation.

     (a) Except as provided in Section 14.3(d), the General Partner, upon its approval of the Merger Agreement, shall direct that the Merger Agreement be submitted to a vote of Limited Partners, whether at a special meeting or by written consent, in either case in accordance with the requirements of Article
XIII. A copy or a summary of the Merger Agreement shall be included in or enclosed with the notice of a special meeting or the written consent.

     (b) Except as provided in Section 14.3(d), the Merger Agreement shall be approved upon receiving the affirmative vote or consent of the holders of a Unit Majority unless the Merger Agreement contains any provision that, if contained in an amendment to this Agreement, the provisions of this Agreement or the Delaware Act would require for its approval the vote or consent of a greater percentage of the Outstanding Limited Partner Interests or of any class of Limited Partners, in which case such greater percentage vote or consent shall be required for approval of the Merger Agreement.

     (c) Except as provided in Section 14.3(d), after such approval by vote or consent of the Limited Partners, and at any time prior to the filing of the certificate of merger pursuant to Section 14.4, the merger or consolidation may be abandoned pursuant to provisions therefor, if any, set forth in the Merger Agreement.

     (d) Notwithstanding anything else contained in this Article XIV or in this Agreement, the General Partner is permitted, in its discretion, without Limited Partner approval, to merge the Partnership or any Group Member into, or convey all of the Partnership's assets to, another limited liability entity which shall be newly formed and shall have no assets, liabilities or operations at the time of such Merger other than those it receives from the Partnership or other Group Member if (i) the General Partner has received an Opinion of Counsel that the merger or conveyance, as the case may be, would not result in the loss of the limited liability of any Limited Partner or any partner in the Operating Partnership or cause the Partnership or Operating Partnership to be treated as an association taxable as a corporation or otherwise to be taxed as an entity for federal income tax purposes (to the extent not previously treated as such),
(ii) the sole purpose of such merger or conveyance is to effect a mere change in the legal form of the Partnership into another limited liability entity and
(iii) the governing instruments of the new entity provide the Limited Partners and the General Partner with the same rights and obligations as are herein contained.

SECTION 14.4 Certificate of Merger.

     Upon the required approval by the General Partner and the Unitholders of a Merger Agreement, a certificate of merger shall be executed and filed with the Secretary of State of the State of Delaware in conformity with the requirements of the Delaware Act.

SECTION 14.5 Effect of Merger.

     (a) At the effective time of the certificate of merger:

          (i) all of the rights, privileges and powers of each of the business entities that has merged or consolidated, and all property, real, personal and mixed, and all debts due to any of those business entities and all other things and causes of action belonging to each of those business entities, shall be vested in the Surviving Business Entity and after the merger or consolidation shall be the property of the Surviving Business Entity to the extent they were of each constituent business entity;

          (ii) the title to any real property vested by deed or otherwise in any of those constituent business entities shall not revert and is not in any way impaired because of the merger or consolidation;

          (iii) all rights of creditors and all liens on or security interests in property of any of those constituent business entities shall be preserved unimpaired; and

          (iv) all debts, liabilities and duties of those constituent business entities shall attach to the Surviving Business Entity and may be enforced against it to the same extent as if the debts, liabilities and duties had been incurred or contracted by it.

     (b) A merger or consolidation effected pursuant to this Article shall not be deemed to result in a transfer or assignment of assets or liabilities from one entity to another.

                                   ARTICLE XV
                   RIGHT TO ACQUIRE LIMITED PARTNER INTERESTS

SECTION 15.1 Right to Acquire Limited Partner Interests.

     (a) Notwithstanding any other provision of this Agreement, if at any time not more than 20% of the total Limited Partner Interests of any class then Outstanding is held by Persons other than the General Partner and its Affiliates, the General Partner shall then have the right, which right it may assign and transfer in whole or in part to the Partnership or any Affiliate of the General Partner, exercisable in its sole discretion, to purchase all, but not less than all, of such Limited Partner Interests of such class then Outstanding held by Persons other than the General Partner and its Affiliates, at the greater of (x) the Current Market Price as of the date three days prior to the date that the notice described in Section 15.1(b) is mailed and (y) the highest price paid by the General Partner or any of its Affiliates for any such Limited Partner Interest of such class purchased during the 90-day period preceding the date that the notice described in Section 15.1(b) is mailed. As used in this Agreement, (i) "Current Market Price" as of any date of any class of Limited Partner Interests listed or admitted to trading on any National Securities Exchange means the average of the daily Closing Prices (as hereinafter defined) per limited partner interest of such class for the 20 consecutive Trading Days (as hereinafter defined) immediately prior to such date; (ii) "Closing Price" for any day means the last sale price on such day, regular way, or in case no such sale takes place on such day, the average of the closing bid and asked prices on such day, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted for trading on the principal National Securities Exchange (other than the Nasdaq Stock Market) on which such Limited Partner Interests of such class are listed or admitted to trading or, if such Limited Partner Interests of such class are not listed or admitted to trading on any National Securities Exchange (other than the Nasdaq Stock Market), the last quoted price on such day or, if not so quoted, the average of the high bid and low asked prices on such day in the over-the-counter market, as reported by the Nasdaq Stock Market or such other system then in use, or, if on any such day such Limited Partner Interests of such class are not quoted by any such organization, the average of the closing bid and asked prices on such day as furnished by a professional market maker making a market in such Limited Partner Interests of such class selected by the General Partner, or if on any such day no market maker is making a market in such Limited Partner Interests of such class, the fair value of such Limited Partner Interests on such day as determined reasonably and in good faith by the General Partner; and (iii) "Trading Day" means a day on which the principal National Securities Exchange on which such Limited Partner Interests of any class are listed or admitted to trading is open for the transaction of business or, if Limited Partner Interests of a class are not listed or admitted to trading on any National Securities Exchange, a day on which banking institutions in New York City generally are open.

     (b) If the General Partner, any Affiliate of the General Partner or the Partnership elects to exercise the right to purchase Limited Partner Interests granted pursuant to Section 15.1(a), the General Partner shall deliver to the Transfer Agent notice of such election to purchase (the "Notice of Election to Purchase") and shall cause the Transfer Agent to mail a copy of such Notice of

Election to Purchase to the Record Holders of Limited Partner Interests of such class (as of a Record Date selected by the General Partner) at least 10, but not more than 60, days prior to the Purchase Date. Such Notice of Election to Purchase shall also be published for a period of at least three consecutive days in at least two daily newspapers of general circulation printed in the English language and published in the Borough of Manhattan, New York. The Notice of Election to Purchase shall specify the Purchase Date and the price (determined in accordance with Section 15.1(a)) at which Limited Partner Interests will be purchased and state that the General Partner, its Affiliate or the Partnership, as the case may be, elects to purchase such Limited Partner Interests, upon surrender of Certificates representing such Limited Partner Interests in exchange for payment, at such office or offices of the Transfer Agent as the Transfer Agent may specify, or as may be required by any National Securities Exchange on which such Limited Partner Interests are listed or admitted to trading. Any such Notice of Election to Purchase mailed to a Record Holder of Limited Partner Interests at his address as reflected in the records of the Transfer Agent shall be conclusively presumed to have been given regardless of whether the owner receives such notice. On or prior to the Purchase Date, the General Partner, its Affiliate or the Partnership, as the case may be, shall deposit with the Transfer Agent cash in an amount sufficient to pay the aggregate purchase price of all of such Limited Partner Interests to be purchased in accordance with this Section 15.1. If the Notice of Election to Purchase shall have been duly given as aforesaid at least 10 days prior to the Purchase Date, and if on or prior to the Purchase Date the deposit described in the preceding sentence has been made for the benefit of the holders of Limited Partner Interests subject to purchase as provided herein, then from and after the Purchase Date, notwithstanding that any Certificate shall not have been surrendered for purchase, all rights of the holders of such Limited Partner Interests (including any rights pursuant to Articles IV, V, VI, and XII) shall thereupon cease, except the right to receive the purchase price (determined in accordance with Section 15.1(a)) for Limited Partner Interests therefor, without interest, upon surrender to the Transfer Agent of the Certificates representing such Limited Partner Interests, and such Limited Partner Interests shall thereupon be deemed to be transferred to the General Partner, its Affiliate or the Partnership, as the case may be, on the record books of the Transfer Agent and the Partnership, and the General Partner or any Affiliate of the General Partner, or the Partnership, as the case may be, shall be deemed to be the owner of all such Limited Partner Interests from and after the Purchase Date and shall have all rights as the owner of such Limited Partner Interests (including all rights as owner of such Limited Partner Interests pursuant to Articles IV, V, VI and XII).

     (c) At any time from and after the Purchase Date, a holder of an Outstanding Limited Partner Interest subject to purchase as provided in this
Section 15.1 may surrender his Certificate evidencing such Limited Partner Interest to the Transfer Agent in exchange for payment of the amount described in Section 15.1(a), therefor, without interest thereon.

                                  ARTICLE XVI
                               GENERAL PROVISIONS

SECTION 16.1 Addresses and Notices.

     Any notice, demand, request, report or proxy materials required or permitted to be given or made to a Partner or Assignee under this Agreement shall be in writing and shall be deemed given or made when delivered in person or when sent by first class United States mail or by other means of written communication to the Partner or Assignee at the address described below. Any notice, payment or report to be given or made to a Partner or Assignee hereunder shall be deemed conclusively to have been given or made, and the obligation to give such notice or report or to make such payment shall be deemed conclusively to have been fully satisfied, upon sending of such notice, payment or report to the Record Holder of such Partnership Securities at his address as shown on the records of the Transfer Agent or as otherwise shown on the records of the Partnership, regardless of any claim of any Person who may have an interest in such Partnership Securities by reason of any assignment or otherwise. An affidavit or certificate of making of any notice, payment or report in accordance with the provisions of this Section 16.1 executed by the General Partner, the Transfer Agent or the mailing organization shall be prima facie evidence of the giving or making of such notice, payment or report. If any notice, payment or report addressed to a Record Holder at the address of such Record Holder appearing on the books and records of the Transfer Agent or the Partnership is returned by the United States Postal Service marked to indicate that the United States Postal Service is unable to deliver it, such notice, payment or report and any subsequent notices, payments and reports shall be deemed to have been duly given or made without further mailing (until such time as such Record Holder or another Person notifies the Transfer Agent or the Partnership of a change in his address) if they are available for the Partner or Assignee at the principal office of the Partnership for a period of one year from the date of the giving or making of such notice, payment or report to the other Partners and Assignees. Any notice to the Partnership shall be deemed given if received by the General Partner at the principal office of the Partnership designated pursuant to Section 2.3. The General Partner may rely and shall be protected in relying on any notice or other document from a Partner, Assignee or other Person if believed by it to be genuine.

SECTION 16.2 Further Action.

     The  parties  shall  execute  and  deliver  all   documents,   provide  all
information and take or refrain from taking action as may be necessary or appropriate to achieve the purposes of this Agreement.

SECTION 16.3 Binding Effect.

     This Agreement shall be binding upon and inure to the benefit of the parties hereto and their heirs, executors, administrators, successors, legal representatives and permitted assigns.

SECTION 16.4 Integration.

     This Agreement constitutes the entire agreement among the parties hereto pertaining to the subject matter hereof and supersedes all prior agreements and understandings pertaining thereto.

SECTION 16.5 Creditors.

     None of the provisions of this Agreement shall be for the benefit of, or shall be enforceable by, any creditor of the Partnership.

SECTION 16.6 Waiver.

     No failure by any party to insist upon the strict performance of any covenant, duty, agreement or condition of this Agreement or to exercise any right or remedy consequent upon a breach thereof shall constitute waiver of any such breach of any other covenant, duty, agreement or condition.

SECTION 16.7 Counterparts.

     This Agreement may be executed in counterparts, all of which together shall constitute an agreement binding on all the parties hereto, notwithstanding that all such parties are not signatories to the original or the same counterpart. Each party shall become bound by this Agreement immediately upon affixing its signature hereto or, in the case of a Person acquiring a Unit, upon accepting the certificate evidencing such Unit or executing and delivering a Transfer Application as herein described, independently of the signature of any other party.

SECTION 16.8 Applicable Law.

     This Agreement shall be construed in accordance with and governed by the laws of the State of Delaware, without regard to the principles of conflicts of law.

SECTION 16.9 Invalidity of Provisions.

     If any provision of this Agreement is or becomes invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not be affected thereby.

SECTION 16.10 Consent of Partners.

     Each Partner hereby expressly consents and agrees that, whenever in this Agreement it is specified that an action may be taken upon the affirmative vote or consent of less than all of the Partners, such action may be so taken upon the concurrence of less than all of the Partners and each Partner shall be bound by the results of such action.

                     [Rest of Page Intentionally Left Blank]

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

                                     GENERAL PARTNER:

                                     RIVERWALK LOGISTICS, L.P.

                                     By:     Valero GP, LLC, its
                                             General Partner

                                     Name:  /s/ Steven A. Blank
                                            ------------------------------------
                                     Title:  Senior Vice President and
                                             Chief Financial Officer


                                     LIMITED PARTNERS:

                                     All  Limited  Partners  now
                                     and  hereafter  admitted as
                                     Limited   Partners  of  the
                                     Partnership,   pursuant  to
                                     powers of attorney  now and
                                     hereafter executed in favor
                                     of,   and    granted    and
                                     delivered  to  the  General
                                     Partner.


                                     RIVERWALK LOGISTICS, L.P.


                                     By:      Valero GP, LLC, its
                                              General Partner

                                     Name:  /s/ Steven A. Blank
                                            ------------------------------------
                                     Title:  Senior Vice President and
                                             Chief Financial Officer

                                    EXHIBIT A
                            to the Third Amended and
                  Restated Agreement of Limited Partnership of
                                   Valero L.P.
                       Certificate Evidencing Common Units
                    Representing Limited Partner Interests in
                                   Valero L.P.


No.                                                    ____________ Common Units
    -----------------------

         In accordance with Section 4.1 of the Third Amended and Restated Agreement of Limited Partnership of Valero L.P., as amended, supplemented or restated from time to time (the "Partnership Agreement"), Valero L.P., a Delaware limited partnership (the "Partnership"), hereby certifies that ___________________ (the "Holder") is the registered owner of ________ Common Units representing limited partner interests in the Partnership (the "Common Units") transferable on the books of the Partnership, in person or by duly authorized attorney, upon surrender of this Certificate properly endorsed and accompanied by a properly executed application for transfer of the Common Units represented by this Certificate. The rights, preferences and limitations of the Common Units are set forth in, and this Certificate and the Common Units represented hereby are issued and shall in all respects be subject to the terms and provisions of, the Partnership Agreement. Copies of the Partnership Agreement are on file at, and will be furnished without charge on delivery of written request to the Partnership at, the principal office of the Partnership located at One Valero Place, San Antonio, Texas 78212. Capitalized terms used herein but not defined shall have the meanings given them in the Partnership Agreement.

         The Holder, by accepting this Certificate, is deemed to have (i) requested admission as, and agreed to become, a Limited Partner and to have agreed to comply with and be bound by and to have executed the Partnership Agreement, (ii) represented and warranted that the Holder has all right, power and authority and, if an individual, the capacity necessary to enter into the Partnership Agreement, (iii) granted the powers of attorney provided for in the Partnership Agreement and (iv) made the waivers and given the consents and approvals contained in the Partnership Agreement.

         This Certificate shall not be valid for any purpose unless it has been countersigned and registered by the Transfer Agent and Registrar.



Dated:                                        Valero L.P.
       -----------------------------

                                              By: Riverwalk Logistics, L.P., its
                                                  General Partner

Countersigned and Registered by:              By: Valero GP, LLC,
                                                  its General Partner

                                                  By:
-------------------------------------------            -------------------------
as Transfer Agent and Registrar                   Name:
                                                        ------------------------

By:                                               By:
     --------------------------------------            -------------------------
       Authorized Signature                              Secretary

                            [Reverse of Certificate]

                                  ABBREVIATIONS

         The following abbreviations, when used in the inscription on the face of this Certificate, shall be construed as follows according to applicable laws or regulations:

TEN COM -    as tenants in common              UNIF GIFT/TRANSFERS MIN ACT
TEN ENT -    as tenants by the entireties      ___________Custodian_____________
                                               (Cust)              (Minor)
JT TEN  -    as joint tenants with right       Uniform Gifts/Transfers to
             of survivorship under and not     Minors Act ______________________
             as tenants in common                              (State)

     Additional abbreviations, though not in the above list, may also be used.

                           ASSIGNMENT OF COMMON UNITS
                                       in
                                   VALERO L.P.
              IMPORTANT NOTICE REGARDING INVESTOR RESPONSIBILITIES
                    DUE TO TAX SHELTER STATUS OF VALERO L.P.

     You have  acquired  an  interest  in Valero  L.P.,  One Valero  Place,  San
Antonio,  Texas 78212, whose taxpayer  identification number is 74-2958817.  The
Internal Revenue Service has issued Valero L.P. the following tax shelter registration number: __________.

         YOU MUST REPORT THIS REGISTRATION NUMBER TO THE INTERNAL REVENUE SERVICE IF YOU CLAIM ANY DEDUCTION, LOSS, CREDIT OR OTHER TAX BENEFIT OR REPORT ANY INCOME BY REASON OF YOUR INVESTMENT IN VALERO L.P.

     You must report the registration number as well as the name and taxpayer identification number of Valero L.P. on Form 8271. FORM 8271 MUST BE ATTACHED TO THE RETURN ON WHICH YOU CLAIM THE DEDUCTION, LOSS, CREDIT OR OTHER TAX BENEFIT OR REPORT ANY INCOME BY REASON OF YOUR INVESTMENT IN VALERO L.P.

     If you transfer your interest in Valero L.P. to another person, you are required by the Internal Revenue Service to keep a list containing (a) that person's name, address and taxpayer identification number, (b) the date on which you transferred the interest and (c) the name, address and tax shelter registration number of Valero L.P. If you do not want to keep such a list, you must (1) send the information specified above to the Partnership, which will keep the list for this tax shelter, and (2) give a copy of this notice to the person to whom you transfer your interest. Your failure to comply with any of the above-described responsibilities could result in the imposition of a penalty under Section 6707(b) or 6708(a) of the Internal Revenue Code of 1986, as amended, unless such failure is shown to be due to reasonable cause.

     ISSUANCE OF A REGISTRATION NUMBER DOES NOT INDICATE THAT THIS INVESTMENT OR THE CLAIMED TAX BENEFITS HAVE BEEN REVIEWED, EXAMINED OR APPROVED BY THE INTERNAL REVENUE SERVICE.

     FOR VALUE RECEIVED, hereby assigns, conveys, sells and transfers unto (Please print or typewrite name (Please insert Social Security or other identifying and address of Assignee) number of Assignee)

________________ Common Units representing limited partner interests evidenced by this Certificate, subject to the Partnership Agreement, and does hereby irrevocably constitute and appoint ________________ as its attorney-in-fact with full power of substitution to transfer the same on the books of Valero L.P.



Date: NOTE: The signature to any endorsement hereon must correspond with the name as written upon the face of this Certificate in every particular, without alteration, enlargement or change.

SIGNATURE(S) MUST BE
GUARANTEED BY A MEMBER FIRM                            (Signature)
OF THE NATIONAL ASSOCIATION OF
SECURITIES DEALERS, INC. OR BY A                       (Signature)
COMMERCIAL BANK OR TRUST COMPANY



SIGNATURE(S) GUARANTEED

     No transfer of the Common Units evidenced hereby will be registered on the books of the Partnership, unless the Certificate evidencing the Common Units to be transferred is surrendered for registration or transfer and an Application for Transfer of Common Units has been executed by a transferee either (a) on the form set forth below or (b) on a separate application that the Partnership will furnish on request without charge. A transferor of the Common Units shall have no duty to the transferee with respect to execution of the transfer application in order for such transferee to obtain registration of the transfer of the Common Units.

                    APPLICATION FOR TRANSFER OF COMMON UNITS

     The undersigned ("Assignee") hereby applies for transfer to the name of the Assignee of the Common Units evidenced hereby.

     The Assignee (a) requests admission as a Substituted Limited Partner and agrees to comply with and be bound by, and hereby executes, the Third Amended and Restated Agreement of Limited Partnership of Valero L.P. (the "Partnership"), as amended, supplemented or restated to the date hereof (the "Partnership Agreement"), (b) represents and warrants that the Assignee has all right, power and authority and, if an individual, the capacity necessary to enter into the Partnership Agreement, (c) appoints the General Partner of the Partnership and, if a Liquidator shall be appointed, the Liquidator of the Partnership as the Assignee's attorney-in-fact to execute, swear to, acknowledge and file any document, including, without limitation, the Partnership Agreement and any amendment thereto and the Certificate of Limited Partnership of the Partnership and any amendment thereto, necessary or appropriate for the Assignee's admission as a Substituted Limited Partner and as a party to the Partnership Agreement, (d) gives the powers of attorney provided for in the Partnership Agreement, and (e) makes the waivers and gives the consents and approvals contained in the Partnership Agreement. Capitalized terms not defined herein have the meanings assigned to such terms in the Partnership Agreement.

Date:
      ----------------------------                 -----------------------------
                                                   Signature of Assignee


-----------------------------------------------     ----------------------------
Social Security or other identifying number of      Name and Address of Assignee
                      Assignee

--------------------------------------------
Purchase Price including commissions, if any

Type of Entity (check one):

         [ ] Individual             [ ] Partnership           [ ] Corporation
         [ ] Trust                          [ ] Other (specify)
                                                                ----------------

Nationality (check one):

         [ ] U.S. Citizen, Resident or Domestic Entity

         [ ] Foreign Corporation    [ ] Non-resident Alien

     If the U.S. Citizen, Resident or Domestic Entity box is checked, the following certification must be completed.

     Under Section 1445(e) of the Internal Revenue Code of 1986, as amended (the "Code"), the Partnership must withhold tax with respect to certain transfers of property if a holder of an interest in the Partnership is a foreign person. To inform the Partnership that no withholding is required with respect to the undersigned interestholder's interest in it, the undersigned hereby certifies the following (or, if applicable, certifies the following on behalf of the interestholder).

Complete Either A or B:

A.       Individual Interestholder

         1. I am not a non-resident alien for purposes of U.S. income taxation.

         2. My U.S. taxpayer identification number (Social Security Number) is .

         3. My home address is .

B.       Partnership, Corporation or Other Interestholder

         1. ______________________________________ is not a foreign corporation,
            (Name of Interestholder)
            foreign partnership, foreign trust or foreign estate (as those terms are defined in the Code and Treasury Regulations).

         2. The interestholder's U.S. employer identification number is
___________________.

         3. The interestholder's office address and place of incorporation (if applicable) is ________________________.

         The interestholder agrees to notify the Partnership within sixty (60) days of the date the interestholder becomes a foreign person.

         The interestholder understands that this certificate may be disclosed to the Internal Revenue Service by the Partnership and that any false statement contained herein could be punishable by fine, imprisonment or both.

         Under penalties of perjury, I declare that I have examined this certification and to the best of my knowledge and belief it is true, correct and complete and, if applicable, I further declare that I have authority to sign this document on behalf of:

                           __________________________
                             Name of Interestholder

                           __________________________
                             Signature and Date

                           __________________________
                             Title (if applicable)

         Note: If the Assignee is a broker, dealer, bank, trust company, clearing corporation, other nominee holder or an agent of any of the foregoing, and is holding for the account of any other person, this application should be completed by an officer thereof or, in the case of a broker or dealer, by a registered representative who is a member of a registered national securities exchange or a member of the National Association of Securities Dealers, Inc., or, in the case of any other nominee holder, a person performing a similar function. If the Assignee is a broker, dealer, bank, trust company, clearing corporation, other nominee owner or an agent of any of the foregoing, the above certification as to any person for whom the Assignee will hold the Common Units shall be made to the best of the Assignee's knowledge.

                                                                     Exhibit 4.1
--------------------------------------------------------------------------------

                       VALERO LOGISTICS OPERATIONS, L.P.,

                                     ISSUER



                                  VALERO L.P.,

                                    GUARANTOR



                                       AND



                              THE BANK OF NEW YORK,

                                     TRUSTEE



                          SECOND SUPPLEMENTAL INDENTURE

                           DATED AS OF MARCH 18, 2003

                                       TO

                                    INDENTURE

                            DATED AS OF JULY 15, 2002





                                 --------------

                           6.05% SENIOR NOTES DUE 2013


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----


ARTICLE I 6.05% SENIOR NOTES DUE 2013..........................................2
   SECTION 1.01 Designation of the Notes; Establishment of Form................2
   SECTION 1.02 Amount.........................................................2
   SECTION 1.03 Restrictions on Transfer and Exchange..........................2
   SECTION 1.04 Redemption.....................................................3
   SECTION 1.05 Conversion.....................................................3
   SECTION 1.06 Maturity.......................................................3
   SECTION 1.07 Place of Payment...............................................4
   SECTION 1.08 Transfer and Exchange..........................................4
   SECTION 1.09 Legends........................................................5
   SECTION 1.10 Registration Rights Agreement..................................6
   SECTION 1.11 Other Terms of the Notes due 2013..............................7

ARTICLE II AMENDMENTS TO THE INDENTURE.........................................7
   SECTION 2.01 Future Subsidiary Guarantors...................................7
   SECTION 2.02 SEC Reports; Financial Statements..............................8

ARTICLE III MISCELLANEOUS......................................................9
   SECTION 3.01 Execution as Supplemental Indenture............................9
   SECTION 3.02 Responsibility for Recitals, Etc...............................9
   SECTION 3.03 Provisions Binding on Partnership's
                and Guarantor's Successors.....................................9
   SECTION 3.04 Governing Law..................................................9
   SECTION 3.05 Execution and Counterparts.....................................9
   SECTION 3.06 Capitalized Terms..............................................9

EXHIBIT A - FORM OF SECURITY.................................................A-1

EXHIBIT B - FORM OF CERTIFICATE TO BE DELIVERED UPON EXCHANGE OR
            REGISTRATION OF TRANSFER OF NOTES................................B-1

EXHIBIT C - FORM OF CERTIFICATE TO BE DELIVERED IN CONNECTION
            WITH TRANSFERS PURSUANT TO REGULATION S..........................C-1

     SECOND SUPPLEMENTAL INDENTURE, dated as of March 18, 2003 (this "Second Supplemental Indenture"), among Valero Logistics Operations, L.P., a Delaware limited partnership having its principal office at One Valero Place, San
Antonio, Texas 78212 (the "Partnership"), Valero L.P., a Delaware limited partnership (the "Guarantor"), and The Bank of New York, a New York banking corporation, as trustee (the "Trustee").

                           RECITALS OF THE PARTNERSHIP

     The Partnership, the Guarantor and the Trustee have heretofore executed and delivered the Indenture dated as of July 15, 2002 (the "Original Indenture,"), as amended and supplemented by the First Supplemental Indenture thereto dated as of July 15, 2002 (the "First Supplemental Indenture") (the Original Indenture, as supplemented from time to time, including without limitation pursuant to the First Supplemental Indenture and pursuant to this Second Supplemental Indenture being referred to herein as the "Indenture"), providing for the issuance from time to time of one or more series of the Partnership's Securities, each to be guaranteed by the Guarantor and the terms of which are to be determined as set forth in Section 301 of the Original Indenture.

     Section 901 of the Original Indenture provides, among other things, that the Partnership, the Guarantor and the Trustee may enter into indentures supplemental to the Original Indenture for, among other things, the purpose of establishing the form or terms of Securities of any series as permitted by Sections 201 and 301 of the Original Indenture.

     Section 901 of the Original Indenture also permits the execution of supplemental indentures without the consent of any Holders to, among other things, (i) add to the covenants of the Partnership such further covenants, restrictions, conditions or provisions as the Partnership shall consider to be appropriate for the benefit of the Holders of all or any series of Securities,
(ii) add any additional Defaults or Events of Default in respect of, all or any series of Securities, and (iii) change or eliminate any of the provisions of the Indenture, provided that, any such change or elimination shall become effective only when there is no Security Outstanding of any series created prior to the execution of such supplemental indenture which is entitled to the benefits of such provision.

     The Partnership desires to create a series of the Securities, which series shall be designated the "6.05% Senior Notes due 2013" (the "Notes due 2013"), and all action on the part of the Partnership necessary to authorize the issuance of the Notes due 2013 under the Original Indenture and this Second Supplemental Indenture has been duly taken.

     The Partnership has entered into a Registration Rights Agreement dated as of March 18, 2003 (the "Registration Rights Agreement") relating to the Notes due 2013 among the Partnership, the Guarantor and the Initial Purchasers named therein.

     All acts and things necessary to make the Notes due 2013, when duly issued by the Partnership and when executed on behalf of the Partnership and completed, authenticated and delivered by the Trustee as provided in the Original Indenture and this Second Supplemental Indenture, the valid and binding obligations of the Partnership and to constitute these presents a valid and binding supplemental indenture and agreement according to its terms, have been done and performed.

     Now, Therefore, This Second Supplemental Indenture Witnesseth:

     That in consideration of the premises and the issuance of the Notes due 2013, the Partnership, the Guarantor and the Trustee mutually covenant and agree, for the equal and proportionate benefit of all Holders of the Notes due 2013, as follows:

                                   ARTICLE I
                           6.05% SENIOR NOTES DUE 2013

     SECTION 1.01 Designation of the Notes; Establishment of Form.

     A series of Securities designated "6.05% Senior Notes due 2013" is established hereby, and the form thereof (including the notation of the Guarantee) shall be substantially as set forth in Exhibit A hereto, which is incorporated into and shall be deemed a part of this Second Supplemental Indenture, in each case with such appropriate insertions, omissions, substitutions and other variations as are required or permitted by the Indenture, and may have such letters, numbers or other marks of identification and such legends or endorsements placed thereon as the Partnership may deem appropriate or as may be required or appropriate to comply with any laws or with any rules made pursuant thereto or with the rules of any securities exchange or automated quotation system on which the Notes due 2013 may be listed or traded, or to conform to general usage, or as may, consistently with the Indenture, be determined by the officers executing such Notes due 2013, as evidenced by their execution thereof.

     The Notes due 2013 will initially be issued in permanent global form, substantially in the form set forth in Exhibit A hereto, as a Global Security, registered in the name of the Depositary or its nominee. The Depository Trust Company ("DTC") shall be the Depositary for such Global Securities.

     The Partnership initially appoints the Trustee to act as paying agent and Registrar with respect to the Notes due 2013.

     SECTION 1.02 Amount.

     The Trustee shall authenticate and deliver the Notes due 2013 for original issue in an initial aggregate principal amount of up to $250,000,000 upon Partnership Order for the authentication and delivery of such aggregate principal amount of the Notes due 2013. The authorized aggregate principal amount of the Notes due 2013 may be increased at any time hereafter and the series comprised thereby may be reopened for issuances of additional Notes due 2013, without the consent of any Holder. The Notes due 2013 issued on the date hereof and any such additional Notes due 2013 that may be issued hereafter shall be part of the same series of Securities referred to herein as the "Notes due 2013."

     SECTION 1.03 Restrictions on Transfer and Exchange.

          (a) Rule 144A Global Notes. The Notes due 2013 offered and sold to "qualified institutional buyers" ("QIBs" or individually, a "QIB") (which term shall have the meaning assigned to it in Rule 144A under the Securities Act of 1933, as amended (the "Securities Act")) in the United States of America in reliance on Rule 144A will be issued as permanent Global Securities (the "Rule 144A Global Notes"), without interest coupons, substantially in the form of Exhibit A. The Rule 144A Global Notes will be duly executed by the Partnership, authenticated by the Trustee and deposited with the Trustee, on behalf of DTC.

          (b) Regulation S Global Notes. Notes offered and sold in offshore transactions to Non-U.S. Persons (which term shall have the meaning assigned to it in Regulation S under the Securities Act ("Regulation S") in reliance on Regulation S will initially be issued in the form of one or more registered notes in temporary global form, without interest coupons (collectively, the "Regulation S Temporary Global Notes"), substantially in the form of Exhibit A hereto. Beneficial interests in the Regulation S Temporary Global Notes will be exchanged for beneficial interests in a corresponding note in permanent global form (the "Regulation S Permanent Global Notes" and, together with the Regulation S Temporary Global Notes, the "Regulation S Global Notes") within a reasonable period after the expiration of the Restricted Period (as defined below) upon certification that the beneficial interests in the Regulation S Temporary Global Notes are owned by either Non-U.S. Persons or U.S. persons who purchased such interests pursuant to an exemption from, or in transactions not subject to, the registration requirements of the Securities Act.

          Each Regulation S Global Note will be deposited with, or on behalf of, a custodian for DTC for credit to the respective accounts of the purchasers (or to such other accounts as they may direct) at Morgan Guaranty Trust Company of New York, Brussels Office, as operator of the Euroclear System ("Euroclear"), or Clearstream, societe anonyme ("Clearstream"). Prior to the 40th day after the later of the commencement of the offering of the Notes due 2013 and March 18, 2003 (such period through and including such 40th day, the "Restricted Period"), interests in the Regulation S Temporary Global Notes may only be held through Euroclear or Clearstream (as indirect participants in DTC) unless exchanged for interests in the Rule 144A Global Notes.

          Notwithstanding Section 305 of the Original Indenture and Section 1.08 of this Second Supplemental Indenture, in no event shall beneficial interests in a Regulation S Temporary Global Note be transferred or exchanged for Notes due 2013 in certificated form prior to (x) the expiration of the Restricted Period and (y) the receipt by the Registrar of any certificates required pursuant to Rule 903(b)(3)(ii)(B) of Regulation S.

     SECTION 1.04 Redemption.

          (a) There shall be no sinking fund for the retirement of the Notes due 2013 or other mandatory redemption obligation in respect thereof.

          (b) The Partnership, at its option, may redeem the Notes due 2013 at any time and from time to time, in accordance with the provisions of the Notes due 2013 and Article XI of the Indenture.

     SECTION 1.05 Conversion.

          The Notes due 2013 shall not be convertible into any other securities.

     SECTION 1.06 Maturity.

          The Stated Maturity of the Notes due 2013 shall be March 15, 2013.

     SECTION 1.07 Place of Payment.

     Any Notes due 2013 that may be issued in certificated, non-global form shall be payable at the corporate trust office of the Trustee in The City of New York, which office, on the date of this Second Supplemental Indenture, is located at 101 Barclay Street, New York, New York 10286. The Notes due 2013 may be presented for registration of transfer or exchange at the office of the Trustee at which its corporate trust business is principally administered in the United States, which office, on the date of this Second Supplemental Indenture, is located at 101 Barclay Street, New York, New York 10286. Notices and demands to or upon the Partnership and the Guarantor in respect of the Notes due 2013 may be served at such office.

     SECTION 1.08 Transfer and Exchange.

     (i) Transfer and Exchange of Notes in Certificated Form. In addition to the requirements set forth in Section 305 of the Original Indenture, the Notes due 2013 in certificated form that are Registrable Securities under the Registration Rights Agreement (the "Transfer Restricted Securities") presented or surrendered for registration of transfer or exchange pursuant to Section 305 of the Original Indenture shall be accompanied by the following additional information and documents, as applicable, upon which the Registrar may conclusively rely:

          (a) if such Transfer Restricted Securities are being delivered to the Registrar by a Holder for registration in the name of such Holder, without transfer, a certification from such Holder to that effect (in substantially the form of Exhibit B hereto); or

          (b) if such Transfer Restricted Securities are being transferred (1) to a QIB in accordance with Rule 144A under the Securities Act or (2) pursuant to an exemption from registration in accordance with Rule 144 under the Securities Act (and based upon an opinion of counsel if the Partnership or the Trustee so requests) or (3) pursuant to an effective registration statement under the Securities Act, a certification that that effect from such holder (in substantially the form of Exhibit B hereto); or

          (c) if such Transfer Restricted Securities are being transferred pursuant to an exemption from registration in accordance with Rule 904 of Regulation S under the Securities Act, certifications to that effect from such Holder (in substantially the form of Exhibits B and C hereto) and an opinion of counsel to that effect if the Partnership or the Trustee so requests; or

          (d) if such Transfer Restricted Securities are being transferred in reliance on and in compliance with another exemption from the registration requirements of the Securities Act, a certification to that effect from such Holder (in substantially the form of Exhibit B hereto) and an opinion of counsel to that effect if the Partnership or the Trustee so requests.

         (ii) Transfer and Exchange of Global Notes. The transfer and exchange of the Notes due 2013 or beneficial interests therein shall be effected through the Depositary, in accordance with Section 305 of the Original Indenture and
Article I of this Second Supplemental Indenture (including the restrictions on transfer set forth therein and herein) and the rules and procedures of the Depositary therefor, which shall include restrictions on transfer comparable to those set forth therein and herein to the extent required by the Securities Act; provided, however, that transfers and exchanges of beneficial interests in a Regulation S Temporary Global Note may be made pursuant to such restrictions only (1) to a Person that is not a U.S. person or for the account or benefit of a Person that is not a U.S. person (other than an Initial Purchaser under the Registration Rights Agreement) within the meaning of Regulation S under the Securities Act or (2) to a QIB, in each case that holds such interests through Euroclear or Clearstream.

     SECTION 1.09 Legends.

         (i) Excepted as permitted by the following paragraphs (ii) and (iii) immediately below, each certificate evidencing the 144A Global Notes or Regulation S Global Notes (each a "Global Note") or Notes due 2013 in certificated form (and all Notes issued in exchange therefor or substitution thereof) shall bear a legend in substantially the following form:

         THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR ANY STATE SECURITIES LAWS, AND, ACCORDINGLY, MAY NOT BE OFFERED OR SOLD WITHIN THE UNITED STATES OR TO, OR FOR THE ACCOUNT OR BENEFIT OF U.S. PERSONS EXCEPT AS SET FORTH IN THE FOLLOWING SENTENCE. BY ITS ACQUISITION HEREOF, THE HOLDER (1) REPRESENTS THAT (A) IT IS A "QUALIFIED INSTITUTIONAL BUYER" (AS DEFINED IN RULE 144A UNDER THE SECURITIES ACT) OR (B) IT IS NOT A U.S. PERSON AND IS ACQUIRING THIS SECURITY IN AN OFFSHORE TRANSACTION IN COMPLIANCE WITH REGULATION S UNDER THE SECURITIES ACT; (2) AGREES THAT IT WILL NOT, PRIOR TO EXPIRATION OF THE HOLDING PERIOD APPLICABLE TO SALES OF THE SECURITY EVIDENCED HEREBY UNDER RULE 144(K) UNDER THE SECURITIES ACT (OR ANY SUCCESSOR PROVISION), RESELL OR OTHERWISE TRANSFER THIS SECURITY EXCEPT (A) TO THE ISSUER HEREOF OR ONE OF ITS SUBSIDIARIES (B) PURSUANT TO THE EXEMPTION FROM REGISTRATION PROVIDED BY RULE 144 UNDER THE SECURITIES ACT (IF AVAILABLE), (C) FOR SO LONG AS THE NOTES ARE ELIGIBLE FOR RESALE PURSUANT TO RULE 144A, TO A PERSON IT REASONABLY BELIEVES IS A "QUALIFIED INSTITUTIONAL BUYER" AS DEFINED IN RULE 144A UNDER THE SECURITIES ACT IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A, (D) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OR (E) OUTSIDE THE UNITED STATES IN AN OFFSHORE
         TRANSACTION IN COMPLIANCE WITH RULE 904 UNDER THE SECURITIES ACT, PROVIDED THAT THE FOREGOING AGREEMENT OF THE HOLDER IS SUBJECT TO ANY REQUIREMENT OF LAW THAT THE DISPOSITION OF THE PROPERTY OF THE HOLDER OR ANY INVESTOR ACCOUNTS FOR WHICH THE HOLDER IS ACTING SHALL AT ALL TIMES BE AND REMAIN WITHIN ITS OR THEIR CONTROL; AND (3) AGREES THAT IT WILL DELIVER TO EACH PERSON TO WHOM THIS SECURITY IS TRANSFERRED A NOTICE SUBSTANTIALLY TO THE EFFECT OF THIS LEGEND. IN CONNECTION WITH ANY TRANSFER OF THIS SECURITY PRIOR TO EXPIRATION OF THE HOLDING PERIOD APPLICABLE TO SALES OF THE SECURITY EVIDENCED HEREBY UNDER RULE 144(K) UNDER THE SECURITIES ACT (OR ANY SUCCESSOR PROVISION), THE HOLDER MUST CHECK THE APPROPRIATE BOX SET FORTH ON THE REVERSE HEREOF RELATING TO THE MANNER OF SUCH TRANSFER AND SUBMIT THIS SECURITY TO THE BANK OF NEW YORK, AS TRUSTEE (OR A SUCCESSOR TRUSTEE, AS APPLICABLE).

         Any Regulation S Temporary Global Note shall also bear a legend substantially in the following form:

         THIS NOTE IS A GLOBAL SECURITY ISSUED IN RELIANCE ON REGULATION S PROMULGATED UNDER THE U.S. SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"). PRIOR TO THE EXPIRATION OF THE RESTRICTED PERIOD WHICH SHALL EXTEND FOR A PERIOD OF FORTY (40) DAYS AFTER THE DATE ON WHICH THE NOTES EVIDENCED HEREBY ARE FIRST OFFERED TO PERSONS OTHER THAN DISTRIBUTORS IN RELIANCE ON REGULATION S OR THE DATE OF CLOSING OF THE OFFERING, WHICHEVER IS LATER, BENEFICIAL INTEREST HEREIN MAY NOT BE HELD BY ANY PERSON OTHER THAN (1) A NON-U.S. PERSON OR (2) A U.S.
         PERSON WHO PURCHASED SUCH INTEREST IN A TRANSACTION EXEMPT FROM REGISTRATION UNDER THE SECURITIES ACT PURSUANT TO RULE 144A PROMULGATED THEREUNDER. BENEFICIAL INTERESTS HEREIN ARE NOT EXCHANGEABLE FOR PHYSICAL NOTES OTHER THAN IN ACCORDANCE WITH THE TERMS OF THE INDENTURE. THE TERMS OF THIS LEGEND ARE USED AS USED IN REGULATION S UNDER THE SECURITIES ACT.

         (ii) Upon any sale or transfer of a Transfer Restricted Security (including any Transfer Restricted Security represented by a Global Note) pursuant to Rule 144 under the Securities Act or an effective registration statement under the Securities Act, which shall be certified by the Trustee and Registrar upon which each may conclusively rely:

          (a) in the case of any Transfer Restricted Security in definitive form, the Registrar shall permit the Holder thereof to exchange such Transfer Restricted Security for a Note in definitive form that does not bear the legend(s) set forth in (i) above and rescind any restriction on the transfer of such Transfer Restricted Security; and

          (b) in the case of any Transfer Restricted Security represented by a Global Note, such Transfer Restricted Security shall not be required to bear the legend(s) set forth in (i) above if all other interests in such Global Note have been or are concurrently being sold or transferred pursuant to Rule 144 under the Securities Act or pursuant to an effective registration statement under the Securities Act, but such Transfer Restricted Security shall continue to be subject to the provisions of
     Section 305 of the Original Indenture and this Section 1.09 of this Second Supplemental Indenture.

         (iii) Notwithstanding the foregoing, upon consummation of the Exchange Offer (as defined in the Registration Rights Agreement), the Partnership shall issue, the Guarantor shall execute, and, upon receipt of a Partnership Order in accordance with Section 303 of the Original Indenture, the Trustee shall authenticate Notes due 2013 ("Exchange Notes") in exchange for Notes due 2013 accepted for exchange in the Exchange Offer, which Exchange Notes shall not bear the legend(s) set forth in (i) above, and the Registrar shall rescind any restriction on the transfer of the Exchange Notes, in each case unless the Holder of Notes due 2013 is either (A) a broker-dealer tendering Notes due 2013 acquired directly from the Partnership, (B) a Person participating in the Exchange Offer for purposes of distributing the Exchange Notes or (C) a Person who is an "affiliate" (as defined in Rule 144 under the Securities Act) of the Partnership. The Partnership shall identify to the Trustee such Holders of the Notes due 2013 in a written certification signed by an Officer of the General Partner and, absent certificate from the Partnership to such effect, the Trustee shall assume that there are not such Holders.

     SECTION 1.10 Registration Rights Agreement.

     Holders of the Notes due 2013 shall have the benefit of the Partnership's registration obligations with respect to the Notes due 2013, and such Holders shall also have certain obligations to indemnify the Partnership under certain circumstances, all as more fully set forth in the Registration Rights Agreement.

     SECTION 1.11 Other Terms of the Notes due 2013.

     Without limiting the foregoing provisions of this Article I, the terms of the Notes due 2013 shall be as provided in the form thereof set forth in Exhibit A hereto and as provided in the Indenture.

     In accordance with the provisions of Article II of the First Supplemental Indenture, the amendments and supplements contained in such Article II shall apply to the Notes due 2013 and shall be for the benefit of the Notes due 2013 and the Holders thereof. The Notes due 2013 shall constitute Securities of an Other Affected Series (as defined in the Original Indenture, as amended and supplemented by the First Supplemental Indenture).

                                   ARTICLE II

                           AMENDMENTS TO THE INDENTURE

     SECTION 2.01 Future Subsidiary Guarantors. The amendments and supplements contained in this Section 2.01 shall apply to the Notes due 2013 (which shall constitute Securities of an Other Affected Series (as defined in the Original Indenture, as amended and supplemented by the First Supplemental Indenture)), to the Notes due 2012 referred to in the First Supplemental Indenture and to the Securities of each Other Affected Series to which the amendments and supplements contained in Article II of the First Supplemental Indenture shall be made applicable, and not to any other series of Securities issued under the Indenture, and (except as aforesaid) any covenants, guarantees and other agreements provided herein are expressly being included solely for the benefit of (i) the Notes due 2013 and the Holders thereof, the Notes due 2012 and the Holders thereof and (ii) any Securities of any Other Affected Series and the Holders thereof. These amendments and supplements shall be effective only for so long as there remain Outstanding any Notes due 2013, any Notes due 2012 or any Securities of any Other Affected Series, as the case may be.

     Section 1011 of the Original Indenture, as amended and supplemented by the First Supplemental Indenture, is amended and restated in its entirety as set forth below:

     "SECTION 1011 Subsidiary Guarantors.

          The Partnership shall cause each Subsidiary of the Partnership that guarantees or becomes a co-obligor in respect of any Funded Debt of the Partnership (including, without limitation, following any release of such Subsidiary pursuant to Section 1012 from any guarantee previously provided by it under this Section 1011) to (A) cause the Notes due 2012 and any Securities of any Other Affected Series to be equally and ratably guaranteed by such Subsidiary, but only to the extent that the Notes due 2012 and such Securities of any Other Affected Series are not already guaranteed by such Subsidiary on reasonably comparable terms and (B) promptly execute and deliver to the Trustee a supplemental indenture in substantially the form attached as Exhibit B to the First Supplemental Indenture pursuant to which such Subsidiary will guarantee payment of the Notes due 2012 and any Securities of any Other Affected Series."

     Section 1012 of the Original Indenture, as amended and supplemented by the First Supplemental Indenture, is amended and restated in its entirety as set forth below:

     "SECTION 1012 Release of Guaranty.

          Notwithstanding anything to the contrary in Section 1011, in the event that any Subsidiary that has guaranteed the Notes due 2012 and/or the Securities of such Other Affected Series pursuant to Section 1011 shall no longer be a guarantor of any Funded Debt of the Partnership other than the Notes due 2012 and/or the Securities of such Other Affected Series, and so long as no Default or Event of Default with respect to the Notes due 2012 or the Securities of such Other Affected Series shall have occurred or be continuing, such Subsidiary, upon giving written notice to the Trustee to the foregoing effect, shall be deemed to be released from all of its obligations in respect of the Notes due 2012 and/or the Securities of such Other Affected Series, and its guarantee thereof and this Indenture without further act or deed and such guarantee of such Subsidiary shall be terminated and of no further force or effect. Following the receipt by the Trustee of any such notice, the Partnership shall cause this Indenture to be amended as provided in Section 901 to evidence such release and termination; provided, however, that the failure to so amend this Indenture shall not affect the validity of the release and termination of such guarantee of such Subsidiary."

     SECTION 2.02 SEC Reports; Financial Statements.

     The amendments and supplements contained in this Section 2.02 shall apply to the Notes due 2013 only and not to any other series of Securities issued under the Original Indenture, and any covenants, guarantees and other agreements provided herein are expressly being included solely for the benefit of the Notes due 2013 and the Holders thereof. These amendments and supplements shall be effective only for so long as there remain Outstanding any Notes due 2013.

     Article X of the Original Indenture is amended by inserting the following new section in its entirety:

     "SECTION 1014 SEC Reports; Financial Statements.

          (a) Notwithstanding that the Partnership and the Guarantor may not be required to remain subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, the Partnership and the Guarantor shall file with the Commission and provide the Trustee with, and the Trustee shall mail to any Holder of Notes due 2013 requesting copies of, such annual and quarterly reports and such information, documents and other reports specified in Sections 13 and 15(d) of the Exchange Act within 15 days after the date it is required (or would otherwise have been required) to file such reports, information and documents.

          (b) In addition, regardless of whether required by the rules and regulations of the Commission, the Partnership and the Guarantor shall file a copy of all such information and reports with the Commission for public availability (unless the Commission will not accept such filing). In addition, the Partnership and the Guarantor shall furnish to the Holders of Notes due 2013 and to prospective investors, upon the requests of Holders of Notes due 2013, any information required to be delivered pursuant to Rule 144A(d)(4) under the Securities Act of 1933, as amended (the "Securities Act"), so long as the Notes due 2013 are not freely transferable under the Securities Act.

          (c) The Partnership and the Guarantor shall provide the Trustee with a sufficient number of copies of all reports and other documents and information that the Trustee may be required to deliver to Holders of Notes due 2013 under clause (a) of this Section 1014.

          (d) Delivery of such reports, information and documents to the Trustee is for informational purposes only and the Trustee's receipt of such shall not constitute constructive notice of any information contained therein or determinable from information contained therein, including the Partnership's compliance with any of its covenants hereunder (as to which the Trustee is entitled to rely exclusively on Officers' Certificates)."

                                  ARTICLE III

                                  MISCELLANEOUS

     SECTION 3.01 Execution as Supplemental Indenture. This Second Supplemental Indenture is executed and shall be construed as an indenture supplemental to the Original Indenture and, as provided in the Original Indenture, this Second Supplemental Indenture forms a part thereof. Except as herein expressly otherwise defined, the use of the terms and expressions herein is in accordance with the definitions, uses and constructions contained in the Original Indenture.

     SECTION 3.02 Responsibility for Recitals, Etc. The recitals herein and in the Notes due 2013 (except in the Trustee's certificate of authentication) shall be taken as the statements of the Partnership, and the Trustee assumes no responsibility for the correctness thereof. The Trustee makes no representations as to the validity or sufficiency of this Second Supplemental Indenture or of the Notes due 2013. The Trustee shall not be accountable for the use or application by the Partnership of the Notes due 2013 or of the proceeds thereof.

     SECTION 3.03 Provisions Binding on Partnership's and Guarantor's Successors. All the covenants, stipulations, promises and agreements in this Second Supplemental Indenture contained by each of the Partnership and the Guarantor shall bind its respective successors and assigns whether so expressed or not.

     SECTION 3.04 Governing Law. THIS SECOND SUPPLEMENTAL INDENTURE AND EACH NOTE DUE 2013 SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

     SECTION 3.05 Execution and Counterparts. This Second Supplemental Indenture may be executed with counterpart signature pages or in any number of counterparts, each of which shall be an original but such counterparts shall together constitute but one and the same instrument.

     SECTION 3.06 Capitalized Terms. Capitalized terms not otherwise defined in this Second Supplemental Indenture shall have the respective meanings assigned to them in the Original Indenture.

              (The remainder of this page is intentionally blank.)

     IN WITNESS WHEREOF, the parties hereto have caused this Second Supplemental Indenture to be duly executed, all as of the day and year Second above written.

                        Partnership:
                        -----------

                        VALERO LOGISTICS OPERATIONS, L.P.

                        By:  Valero GP, Inc.,
                             Its General Partner



                             By:   /s/ Curtis V. Anastasio
                                 -----------------------------------------------
                             Name:   Curtis V. Anastasio
                             Title:  Chief Executive Officer and President


                        Guarantor:
                        ---------

                        VALERO L.P.

                        By: Riverwalk Logistics, L.P.
                            Its General Partner

                            By: Valero GP, LLC,
                                Its General Partner



                            By: /s/ Curtis V. Anastasio
                               -------------------------------------------------
                            Name:   Curtis V. Anastasio
                            Title:  Chief Executive Officer and President

                        Trustee:
                        -------

                        THE BANK OF NEW YORK, AS TRUSTEE



                        By:
                           -----------------------------------------------------
                        Name:
                        Title:

                                                                       EXHIBIT A
                      [FORM OF SECURITY][FACE OF SECURITY]

         [THIS SECURITY IS A GLOBAL SECURITY WITHIN THE MEANING OF THE INDENTURE HEREINAFTER REFERRED TO AND IS REGISTERED IN THE NAME OF A DEPOSITARY OR A NOMINEE THEREOF. THIS SECURITY MAY NOT BE TRANSFERRED TO, OR REGISTERED OR EXCHANGED FOR SECURITIES REGISTERED IN THE NAME OF, ANY PERSON OTHER THAN THE DEPOSITARY OR A NOMINEE THEREOF AND NO SUCH TRANSFER MAY BE REGISTERED, EXCEPT IN THE LIMITED CIRCUMSTANCES DESCRIBED IN THE INDENTURE. EVERY SECURITY AUTHENTICATED AND DELIVERED UPON REGISTRATION OF, TRANSFER OF, OR IN EXCHANGE FOR OR IN LIEU OF, THIS SECURITY SHALL BE A GLOBAL SECURITY SUBJECT TO THE FOREGOING, EXCEPT IN SUCH LIMITED CIRCUMSTANCES.


         UNLESS THIS SECURITY IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY, A NEW YORK CORPORATION, TO THE PARTNERSHIP OR ITS AGENT FOR REGISTRATION OF TRANSFER, EXCHANGE OR PAYMENT, AND ANY SECURITY ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR SUCH OTHER NAME AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY (AND ANY PAYMENT IS MADE TO CEDE & CO. OR TO SUCH OTHER ENTITY AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY), ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL IN AS MUCH AS THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.]1


         [THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR ANY STATE SECURITIES LAWS, AND, ACCORDINGLY, MAY NOT BE OFFERED OR SOLD WITHIN THE UNITED STATES OR TO, OR FOR THE ACCOUNT OR BENEFIT OF. U.S. PERSONS EXCEPT AS SET FORTH IN THE FOLLOWING SENTENCE. BY ITS ACQUISITION HEREOF, THE HOLDER (1) REPRESENTS THAT (A) IT IS A "QUALIFIED INSTITUTIONAL BUYER" (AS DEFINED IN RULE 144A UNDER THE SECURITIES
ACT) OR (B) IT IS NOT A U.S. PERSON AND IS ACQUIRING THIS SECURITY IN AN OFFSHORE TRANSACTION IN COMPLIANCE WITH REGULATION S UNDER THE SECURITIES ACT;
(2) AGREES THAT IT WILL NOT, PRIOR TO EXPIRATION OF THE HOLDING PERIOD APPLICABLE TO SALES OF THE SECURITY EVIDENCED HEREBY UNDER RULE 144(K) UNDER THE SECURITIES ACT (OR ANY SUCCESSOR PROVISION), RESELL OR OTHERWISE TRANSFER THIS SECURITY EXCEPT (A) TO THE ISSUER HEREOF OR ONE OF ITS SUBSIDIARIES (B) PURSUANT TO THE EXEMPTION FROM REGISTRATION PROVIDED BY RULE 144 UNDER THE SECURITIES ACT (IF AVAILABLE), (C) FOR SO LONG AS THE NOTES ARE ELIGIBLE FOR RESALE PURSUANT TO RULE 144A, TO A PERSON IT REASONABLY BELIEVES IS A "QUALIFIED INSTITUTIONAL BUYER" AS DEFINED IN RULE 144A UNDER THE SECURITIES ACT IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A, (D) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OR (E) OUTSIDE THE UNITED STATES IN AN OFFSHORE TRANSACTION IN COMPLIANCE WITH RULE 904 UNDER THE SECURITIES ACT,
PROVIDED THAT THE FOREGOING AGREEMENT OF THE HOLDER IS SUBJECT TO ANY REQUIREMENT OF LAW THAT THE DISPOSITION OF THE PROPERTY OF THE HOLDER OR ANY INVESTOR ACCOUNTS FOR WHICH THE HOLDER IS ACTING SHALL AT ALL TIMES BE AND REMAIN WITHIN ITS OR THEIR CONTROL; AND (3) AGREES THAT IT WILL DELIVER TO EACH PERSON TO WHOM THIS SECURITY IS TRANSFERRED A NOTICE SUBSTANTIALLY TO THE EFFECT OF THIS LEGEND. IN CONNECTION WITH ANY TRANSFER OF THIS SECURITY PRIOR TO EXPIRATION OF THE HOLDING PERIOD APPLICABLE TO SALES OF THE SECURITY EVIDENCED HEREBY UNDER RULE 144(K) UNDER THE SECURITIES ACT (OR ANY SUCCESSOR PROVISION), THE HOLDER MUST CHECK THE APPROPRIATE BOX SET FORTH ON THE REVERSE HEREOF RELATING TO THE MANNER OF SUCH TRANSFER AND SUBMIT THIS SECURITY TO THE BANK OF NEW YORK, AS TRUSTEE (OR A SUCCESSOR TRUSTEE, AS APPLICABLE).]2


         [THIS NOTE IS A GLOBAL SECURITY ISSUED IN RELIANCE ON REGULATION S PROMULGATED UNDER THE U.S. SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"). PRIOR TO THE EXPIRATION OF THE RESTRICTED PERIOD WHICH SHALL EXTEND FOR A PERIOD OF FORTY (40) DAYS AFTER THE DATE ON WHICH THE NOTES EVIDENCED HEREBY ARE FIRST OFFERED TO PERSONS OTHER THAN DISTRIBUTORS IN RELIANCE ON REGULATION S OR THE DATE OF CLOSING OF THE OFFERING, WHICHEVER IS LATER, BENEFICIAL INTEREST HEREIN MAY NOT BE HELD BY ANY PERSON OTHER THAN (1) A NON-U.S. PERSON OR (2) A U.S. PERSON WHO PURCHASED SUCH INTEREST IN A TRANSACTION EXEMPT FROM REGISTRATION UNDER THE SECURITIES ACT PURSUANT TO RULE 144A PROMULGATED THEREUNDER. BENEFICIAL INTERESTS HEREIN ARE NOT EXCHANGEABLE FOR PHYSICAL NOTES OTHER THAN IN ACCORDANCE WITH THE TERMS OF THE INDENTURE. THE TERMS OF THIS LEGEND ARE USED AS USED IN REGULATION S UNDER THE SECURITIES ACT.]3

                        VALERO LOGISTICS OPERATIONS, L.P.

                           6.05% SENIOR NOTE DUE 2013

NO.  ______________

                                      U.S.$_______________
                                      [, WHICH AMOUNT MAY BE INCREASED OR
                                      DECREASED BY THE SCHEDULE OF INCREASES AND
                                      DECREASES IN GLOBAL SECURITY ATTACHED
                                      HERETO.]1

                                  A-1
---------------
1 Insert in Global Securities only.

2 Insert in Transfer Restricted Securities only.

3 Insert in Temporary Regulation S Global Security only.

                                                             DECREASED BY THE
                                                             SCHEDULE OF
                                                             INCREASES AND
                                                             DECREASES IN GLOBAL
                                                             SECURITY ATTACHED
                                                             HERETO.]1

CUSIP NO. ______________

     VALERO LOGISTICS OPERATIONS, L.P., a Delaware limited partnership (herein called the "Partnership," which term includes any successor Person under the Indenture hereinafter referred to), for value received, hereby promises to pay to ________________________________________, or registered assigns, the principal sum of __________________________ United States Dollars[, which amount may be increased or decreased by the Schedule of Increases and Decreases in Global Security attached hereto,]1 on March 15, 2013, and to pay interest thereon from March 18, 2003, or from the most recent Interest Payment Date to which interest has been paid or duly provided for, semi-annually on March 15 and September 15 in each year, commencing September 15, 2003 at the rate of 6.05% per annum, until the principal hereof is paid or made available for payment, and at the rate of 6.05% per annum on any overdue principal and premium and on any overdue installment of interest. The amount of interest payable for any period shall be computed on the basis of twelve 30-day months and a 360-day year. The amount of interest payable for any partial period shall be computed on the basis of a 360-day year of twelve 30-day months and the days elapsed in any partial month. In the event that any date on which interest is payable on this Security is not a Business Day, then a payment of the interest payable on such date will be made on the next succeeding day which is a Business Day (and without any interest or other payment in respect of any such delay) with the same force and effect as if made on the date the payment was originally payable. A "Business Day" shall mean, when used with respect to any Place of Payment, each Monday, Tuesday, Wednesday, Thursday and Friday which is not a day on which banking institutions in that Place of Payment are authorized or obligated by law, executive order or regulation to close. The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in such Indenture, be paid to the Person in whose name this Security (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest, which shall be the March 1 or September 1 (whether or not a Business Day), as the case may be, next preceding such Interest Payment Date. Any such interest not so punctually paid or duly provided for shall forthwith cease to be payable to the Holder on such Regular Record Date and may either be paid to the Person in whose name this Security (or one or more Predecessor Securities) is registered at the close of business on a Special Record Date for the payment of such Defaulted Interest to be fixed by the Trustee, notice whereof shall be given to Holders of Securities of this series not less than 10 days prior to any Special Record Date, or be paid at such time in any other lawful manner not inconsistent with the requirements of any securities exchange or automated quotation system on which the Securities of this series may be listed or traded, and upon such notice as may be required by such exchange or automated quotation system, all as more fully provided in such Indenture.

     [Payment of the principal of (and premium, if any) and interest on this Security will be made by transfer of immediately available funds to a bank account in the Borough of Manhattan, The City of New York designated by the Holder in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts.]4

     [Payment of the principal of (and premium, if any) and interest on this Security will be made at the office or agency of the Partnership maintained for that purpose in the Borough of Manhattan, The City of New York, in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts; provided, however, that payment of interest may be made at the option of the Partnership by United States Dollar check mailed to the addresses of the Persons entitled thereto as such addresses shall appear in the Security Register or by transfer to a United States Dollar account maintained by the payee with a bank in The City of New York (so long as the applicable Paying Agent has received proper transfer instructions in writing by the Record Date prior to the applicable Interest Payment Date).]5

---------------
4 Insert in Global Securities only.

5 Insert in Definitive Securities only.

     Reference is hereby made to the further provisions of this Security set forth on the reverse hereof, which further provisions shall for all purposes have the same effect as if set forth at this place.

     The Partnership hereby irrevocably undertakes to the Holder hereof to exchange this Security in accordance with the terms of the Indenture without charge.

     Unless the certificate of authentication hereon has been executed by the Trustee referred to on the reverse hereof by manual signature, this Security shall not be entitled to any benefit under the Indenture or be valid or obligatory for any purpose.

     IN WITNESS WHEREOF, the Partnership has caused this instrument to be duly executed.

Dated:
      -------------------------------------

                        VALERO LOGISTICS OPERATIONS, L.P.

                        By:  Valero GP, Inc.
                             Its General Partner



                             By:
                                   ---------------------------------------------
                             Name:
                                   ---------------------------------------------
                             Title:
                                   ---------------------------------------------

     This is one of the Securities of the series designated therein referred to in the within-mentioned Indenture.

Dated:
      --------------------------------------

                        THE BANK OF NEW YORK, AS TRUSTEE



                              By:
                                 -----------------------------------------------
                                       Authorized Signatory

                                                                       EXHIBIT A

                           [FORM OF REVERSE SECURITY]

                        VALERO LOGISTICS OPERATIONS, L.P.
                           6.05% SENIOR NOTE DUE 2013

     This Security is one of a duly authorized issue of senior securities of the Partnership (herein called the "Securities"), issued and to be issued in one or more series under an Indenture dated as of July 15, 2002, as amended and supplemented by the First Supplemental Indenture dated as of July 15, 2002 and as further amended and supplemented by the Second Supplemental Indenture thereto dated as of March 18, 2003 (such Indenture, as so amended and supplemented being referred to herein as the "Indenture"), among the Partnership, the Guarantor (defined below) and The Bank of New York, as Trustee (the "Trustee," which term includes any successor trustee under the Indenture), to which Indenture and all indentures supplemental thereto reference is hereby made for a statement of the respective rights, limitations of rights, obligations, duties and immunities thereunder of the Partnership, the Guarantor, the Trustee and the Holders of the Securities and of the terms upon which the Securities are, and are to be, authenticated and delivered. As provided in the Indenture, the Securities may be issued in one or more series, which different series may be issued in various aggregate principal amounts, may mature at different times, may bear interest, if any, at different rates, may be subject to different redemption provisions, if any, may be subject to different sinking, purchase or analogous funds, if any, may be subject to different covenants and Events of Default and may otherwise vary as in the Indenture provided or permitted. This Security is one of the series designated on the face hereof.

     This Security is the senior unsecured obligation of the Partnership and is guaranteed pursuant to a guarantee (the "Guarantee") by Valero L.P., a Delaware limited partnership (the "Guarantor"). The Guarantee is the senior unsecured obligation of the Guarantor.

     The Securities of this series are subject to redemption upon not less than 30 nor more than 60 days' notice by mail, at any time as a whole or from time to time in part, at the election of the Partnership at a Redemption Price equal to the greater of (1) 100% of the principal amount of this Security then Outstanding to be redeemed, or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of the payment of interest accrued to the Redemption Date) computed by discounting such payments from their respective scheduled dates of payment to the Redemption Date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at a rate equal to the sum of 37.5 basis points plus the Adjusted Treasury Rate on the third Business Day prior to the Redemption Date, as calculated by an Independent Investment Banker, plus accrued and unpaid interest, up to, but not including, the Redemption Date.

     For purposes of determining the Redemption Price, the following definitions are applicable:

     "Adjusted Treasury Rate" means the yield, under the heading which represents the average for the week immediately preceding the week of publication, appearing in the then most recently published statistical release designated "H.15(519)" or any successor publication which is published weekly by the Board of Governors of the Federal Reserve System and which contains yields on actively traded U.S. Treasury securities adjusted to constant maturity under the caption "Treasury Constant Maturities," for the maturity corresponding to the Comparable Treasury Issue (if no maturity is within three months before or after the remaining term of this Security, yields for the two published maturities most closely corresponding to the Comparable Treasury Issue will be determined and the Adjusted Treasury Rate will be interpolated or extrapolated from such yields on a straight line basis, rounding to the nearest month); or if such release (or any successor release) is not published during the week including or immediately preceding the calculation date or does not contain such yields, the rate per annum equal to the semiannual equivalent yield to maturity of the Comparable Treasury Issue, calculated using a price for the Comparable Treasury Issue (expressed as a percentage of its principal amount) equal to the Comparable Treasury Price for such Redemption Date.

     "Comparable Treasury Issue" means the U.S. Treasury security selected by an Independent Investment Banker as having a maturity comparable to the remaining term of this Security that would be utilized, at the time of selection and in accordance with customary financial practice, in pricing new issues of corporate debt securities of comparable maturity to the remaining term of this Security, or, if, in the reasonable judgment of the Independent Investment Banker, there is no such security, then the Comparable Treasury Issue will mean the U.S. Treasury security or securities selected by the Independent Investment Banker as having an actual or interpolated maturity or maturities comparable to the remaining term of this Security.

     "Comparable Treasury Price" means (1) the average of five Reference Treasury Dealer Quotations for the third Business Day prior to the applicable Redemption Date, after excluding the highest and lowest Reference Treasury Dealer Quotations, or (2) if the Independent Investment Banker obtains fewer than five such Reference Treasury Dealer Quotations, the average of all such quotations.

     "Independent Investment Banker" means J.P. Morgan Securities Inc. and any successor firm selected by the Partnership, or if any such firm is unwilling or unable to serve as such, an independent investment banking institution of national standing appointed by the Partnership.

     "Reference Treasury Dealer" means each of up to five dealers to be selected by the Partnership; provided that if any of the foregoing ceases to be, and has no affiliate that is, a primary U.S. governmental securities dealer (a "Primary Treasury Dealer"), the Partnership will substitute for it another Primary Treasury Dealer.

     "Reference Treasury Dealer Quotations" means, with respect to each Reference Treasury Dealer and any Redemption Date for this Security, the average, as determined by the Independent Investment Banker, of the bid and asked prices for the Comparable Treasury Issue (expressed in each case as a percentage of its principal amount) quoted in writing to the Independent Investment Banker and the Partnership at 5:00 p.m., New York City time, on the third Business Day preceding such Redemption Date.

     In the case of any redemption of Securities, interest installments due on or prior to the Redemption Date will be payable to the Holders of such Securities, or one or more predecessor Securities, of record at the close of business on the relevant record date referred to on the face hereof. Securities (or portions thereof) for whose redemption and payment provision is made in accordance with the Indenture shall cease to bear interest from and after the Redemption Date.

     In the event of redemption of this Security in part only, a new Security or Securities of this series and of like tenor for the unredeemed portion hereof will be issued in the name of the Holder hereof upon the cancellation hereof.

     If an Event of Default with respect to the Securities of this series shall occur and be continuing, the principal of the Securities of this series may be declared due and payable in the manner and with the effect provided in the Indenture.

     Upon the occurrence of a Change of Control, the Partnership will make an offer to purchase all or any part (equal to $1,000 or an integral multiple thereof) of each Holder's Securities of this series (the "Change of Control Offer") at a price in cash equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, thereon to the date of purchase. Within 30 days following any Change of Control, the Partnership will mail a notice to each such Holder of Securities of this series setting forth the procedures governing the Change of Control Offer as required by the Indenture and information regarding such other matters as is required under and as more fully provided in Section 1013 of the Indenture. As more fully provided in
Section 1013 of the Indenture, the Holder of this Security may elect to have this Security or a portion hereof in an authorized denomination purchased by completing the form entitled "Option of Holder to Elect Purchase" appearing below and tendering this Security pursuant to the Change of Control Offer.

     The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Partnership and the Guarantor and any Subsidiary Guarantor and the rights of the Holders of the Securities of each series to be affected under the Indenture at any time by the Partnership and the Guarantor and any Subsidiary Guarantor and the Trustee with the consent of the Holders of a majority in principal amount of the Securities at the time Outstanding of all series to be affected (voting as one class). The Indenture also contains provisions permitting the Holders of specified percentages in principal amount of the Securities of each series at the time Outstanding, on behalf of the Holders of all Securities of such series, to waive compliance by the Partnership or the Guarantor with certain provisions of the Indenture and certain past defaults under the Indenture and their consequences. Any such consent or waiver by the Holder of this Security shall be conclusive and binding upon such Holder and upon all future Holders of this Security and of any Security issued upon the registration of transfer hereof or in exchange herefor or in lieu hereof, whether or not notation of such consent or waiver is made upon this Security.

     As provided in and subject to the provisions of the Indenture, the Holder of this Security shall not have the right to institute any proceeding with respect to the Indenture or for the appointment of a receiver or trustee or for any other remedy thereunder, unless such Holder shall have previously given the Trustee written notice of a continuing Event of Default with respect to the Securities of this series, the Holders of not less than 25% in principal amount of the Securities of this series at the time Outstanding shall have made written request to the Trustee to institute proceedings in respect of such Event of Default as Trustee and offered the Trustee reasonable indemnity and the Trustee shall not have received from the Holders of a majority in principal amount of Securities of this series at the time Outstanding a direction inconsistent with such request, and shall have failed to institute any such proceeding, for 60 days after receipt of such notice, request and offer of indemnity. The foregoing shall not apply to any suit instituted by the Holder of this Security for the enforcement of any payment of principal hereof or any premium or interest hereon on or after the respective due dates expressed herein.

     No reference herein to the Indenture and no provision of this Security or of the Indenture shall alter or impair the obligation of the Partnership, which is absolute and unconditional, to pay the principal of and any premium and interest on this Security at the times, place(s) and rate, and in the coin or currency, herein prescribed.

     [This Global Security or portion hereof may not be exchanged for Definitive Securities of this series except in the limited circumstances provided in the Indenture.

     The holders of beneficial interests in this Global Security will not be entitled to receive physical delivery of Definitive Securities except as described in the Indenture and will not be considered the Holders hereof for any purpose under the Indenture.]6

     [As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Security is registerable in the Security Register, upon surrender of this Security for registration of transfer at the office or agency of the Partnership in The City of New York, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Partnership and the Security Registrar duly executed by, the Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Securities of this series and of like tenor, of authorized denominations and for a like aggregate principal amount, will be issued to the designated transferee or transferees.]7

     The Securities of this series are issuable only in registered form, without coupons, in denominations of U.S. $1,000 and any integral multiple thereof. As provided in the Indenture and subject to certain limitations therein set forth, the Securities of this series are exchangeable for a like aggregate principal amount of Securities of this series and of like tenor of a different authorized denomination, as requested by the Holder surrendering the same.

     No service charge shall be made for any such registration of transfer or exchange, but the Partnership may require payment of a sum sufficient to cover any transfer tax or other similar governmental charge payable in connection therewith.

     Prior to due presentment of this Security for registration of transfer, the Partnership, the Trustee and any agent of the Partnership or the Trustee may treat the Person in whose name this Security is registered as the owner hereof for all purposes, regardless of whether this Security be overdue, and neither the Partnership, the Trustee nor any such agent shall be affected by notice to the contrary.

     The Holder of this Security is entitled to the benefits of the Registration Rights Agreement dated as of March 18, 2003 (the "Registration Rights Agreement") by and among the Partnership, the Guarantor and the Initial Purchasers named therein and such Holders shall also have certain obligations to indemnify the Partnership under certain circumstances, all as more fully set forth in the Registration Rights Agreement. In certain events, the Partnership shall be required to pay to each affected Holder additional interest on the Securities, on the terms and subject to the conditions of the Registration Rights Agreement.8

---------------
6 Insert in Global Securities only.

7 Insert in Definitive Securities only.

     Obligations of the Partnership under the Indenture and the Securities thereunder, including this Security, are non-recourse to Valero GP, Inc. (the "General Partner") and the general partner of the Guarantor, as applicable, and their Affiliates (other than the Partnership and the Guarantor), and payable only out of cash flow and assets of the Partnership or the Guarantor, as the case may be. The Trustee, and each Holder of a Security by their respective acceptance hereof, will be deemed to have agreed in the Indenture that (1) neither the General Partner, the general partner of the Guarantor nor their respective assets (nor any of its Affiliates other than the Partnership and the Guarantor, nor their respective assets) shall be liable for any of the obligations of the Partnership or the Guarantor under the Indenture or such Securities, including this Security, and (2) no director, officer, employee, stockholder or unitholder, as such, of the Partnership, the Guarantor, the Trustee, the General Partner, the general partner of the Guarantor or any Affiliate of any of the foregoing entities shall have any personal liability in respect of the obligations of the Partnership or the Guarantor under the Indenture or such Securities by reason of his, her or its status.

     The Indenture provides that the Partnership and the Guarantor (a) will be discharged from any and all obligations in respect of the Securities (except for certain obligations described in the Indenture), or (b) need not comply with certain restrictive covenants of the Indenture, in each case if the Partnership deposits, in trust, with the Trustee money or U.S. Government Obligations (or a combination thereof) which through the payment of interest thereon and principal thereof in accordance with their terms will provide money, in an amount sufficient to pay all the principal of and interest of the Securities, but such money need not be segregated from other funds except to the extent required by law.

     THIS SECURITY SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

     All terms used in this Security which are defined in the Indenture shall have the meanings assigned to them in the Indenture.

     [FOR  VALUE  RECEIVED,  the  undersigned  hereby  sell(s),   assign(s)  and
transfer(s) unto

--------------------------------------------------------------------------------
            (Please Print or Typewrite Name and Address of Assignee)

the within instrument of VALERO LOGISTICS OPERATIONS, L.P. and does hereby irrevocably constitute and appoint ________________________ Attorney to transfer said instrument on the books of the within-named Partnership, with full power of substitution in the premises.

Please Insert Social Security or
Other Identifying Number of Assignee:

---------------------------------------   --------------------------------------
Dated:
       --------------------------------   --------------------------------------
                                          (Signature)



Signature Guarantee: ___________________________________________________________
                     (Participant in a Recognized Signature
                           Guaranty Medallion Program)

---------------
8 Include this paragraph only in Transfer Restricted Securities.

NOTICE: The signature to this assignment must correspond with the name as written upon the face of the within instrument in every particular, without alteration or enlargement or any change whatever.]9

---------------
9 Insert this assignment form as a separate page in Definitive Securities only.

                       OPTION OF HOLDER TO ELECT PURCHASE

     If you want to elect to have this Security purchased by the Partnership pursuant to Section 1013 of the Indenture, check the box below:

                              ___   Section 1013

     If you want to elect to have only part of the Security purchased by the Partnership pursuant to Section 1013 of the Indenture, state the amount you elect to have purchased.

$                   Your Signature:
 ----------------                   --------------------------------------------
                                    (sign exactly as your name appears on the face of the Note)

Date:               Tax Identification No.:
      -----------                          -------------------------------------



                    Signature Guarantee:
                                        ----------------------------------------

                                    GUARANTEE

     The Guarantor (which term includes any successor Person in such capacity under the Indenture), has fully, unconditionally and absolutely guaranteed, to the extent set forth in the Indenture and subject to the provisions in the Indenture, the due and punctual payment of the principal of, and premium, if any, and interest on the Securities and all other amounts due and payable under the Indenture and the Securities by the Partnership.

     The obligations of the Guarantor to the Holders of Securities and to the Trustee pursuant to the Guarantees and the Indenture are expressly set forth in
Article XIV of the Indenture and reference is hereby made to the Indenture for the precise terms of the Guarantee.

                          Guarantor:

                          VALERO L.P.

                          By: Riverwalk Logistics, L.P.
                              Its General Partner

                              By:  Valero GP, LLC,
                                   Its General Partner

                                   By:
                                      ------------------------------------------
                                   Name:
                                        ----------------------------------------
                                   Title:
                                         ---------------------------------------

                                                                       EXHIBIT A


                       [SCHEDULE OF INCREASES OR DECREASES
                               IN GLOBAL SECURITY

         The following  increases or decreases in this Global Security have been made:
                     Amount of         Amount of      Principal Amount
                    Decrease in       Increase in       of this Global       Signature of
                     Principal      Principal Amount  Security following   authorized officer
                  Amount of this         of this        such decrease        of Trustee or
Date of Exchange  Global Security   Global Security     (or increase)        Depositary]*
----------------  ---------------   ---------------     -------------        ------------


















-----------------------
*Insert in Global Securities only.

                                                                       EXHIBIT B

                FORM OF CERTIFICATE TO BE DELIVERED UPON EXCHANGE
                      OR REGISTRATION OF TRANSFER OF NOTES

Re: 6.05% Senior Notes due 2013 of Valero Logistics Operations, L.P. (the "Notes"). -----

     This Certificate relates to $____ principal amount of Notes held in** _____
book-entry   or   **_____   definitive   form  by   _____________________   (the
"Transferor").

     The Transferor has requested the Trustee by written order to exchange or register the transfer of a Note or Notes.

     In connection with such request and in respect of each such Note, the Transferor does hereby certify that the Transferor is familiar with the Indenture relating to the above-captioned Notes and that the transfer of this Note does not require registration under the Securities Act (as defined below) because:**

     __ Such Note is being acquired for the Transferor's own account without transfer.

     __ Such Note is being transferred (i) to a "qualified institutional buyer" (as defined in Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), in accordance with Rule 144A under the Securities Act or (ii) pursuant to an exemption from registration in accordance with Rule 904 of Regulation S under the Securities Act (and in the case of clause (ii), based upon an opinion of counsel if the Partnership or the Trustee so requests, together with a certification in substantially the form of Exhibit C to the Indenture).

     __ Such Note is being transferred (i) pursuant to an exemption from registration in accordance with Rule 144 under the Securities Act (and based upon an opinion of counsel if the Partnership or the Trustee so requests) or
(ii) pursuant to an effective registration statement under the Securities Act.

     __ Such Note is being transferred in reliance on and in compliance with another exemption from the registration requirements of the Securities Act (and based upon an opinion of counsel if the Partnership or the Trustee so requests).

                           [INSERT NAME OF TRANSFEROR]

                            By:
                                 -----------------------------------------------
                            Name:
                            Title:
                            Address:

Date:
       ---------------

**Check appropriate box.

                                                                       EXHIBIT D

                FORM OF CERTIFICATE TO BE DELIVERED IN CONNECTION
                     WITH TRANSFERS PURSUANT TO REGULATION S

                                                        -----------------, -----

The Bank of New York, as Registrar
101 Barclay Street
New York, New York  10286
Attention:  Corporate Trust Department

Ladies and Gentlemen:

     In connection with our proposed sale of certain 6.05% Senior Notes due 2013 (the "Notes") of Valero Logistics Operations, L.P. (the "Partnership"), we represent that:

     (i)  the offer of the Notes was not made to a person in the United States;

     (ii) at the time the buy order was originated, the transferee was outside the United States or we and any person acting on our behalf reasonably believed that the transferee was outside the United States;

     (iii)no directed selling efforts have been made by us in the United States in contravention of Rule 903(a) or Rule 904(b) of Regulation S under the U.S. Securities Act of 1933, as applicable; and

     (iv) the transaction is not part of a plan or scheme to evade the registration requirements of the U.S. Securities Act of 1933.

     You and the Partnership are entitled to rely upon this letter and you are irrevocably authorized to produce this letter or a copy hereof to any interested party in any administrative or legal proceedings or official inquiry with respect to the matters covered hereby. Terms used in this certificate have the meanings set forth in Regulation S under the U.S. Securities Act of 1933.

                                 Very truly yours,


                                 ------------------------
                                 [Name]

                                 By:
                                      -------------------
                                       Name:
                                       Title:
                                       Address:

                                                                    Exhibit 10.1

                        HANDLING AND THROUGHPUT AGREEMENT

     This Handling and Throughput Agreement ("Agreement"), dated as of March 18, 2003, is by and between Valero Logistics Operations, L.P., a Delaware limited partnership ("Valero Logistics"), and Valero Marketing and Supply Company, a Delaware corporation ("Valero Marketing").

                                    RECITALS:

     WHEREAS, pursuant to the terms of the Contribution Agreements (defined below), Valero Logistics is acquiring by way of contribution specified crude oil tanks, foundations, tank valves, tank gauges, pressure equipment, temperature equipment and related assets in Corpus Christi (West Plant) and Texas City, Texas and Benicia, California from certain affiliates of Valero Marketing (collectively, the "Contributed Assets"); and

     WHEREAS, Valero Marketing has agreed to enter into this Agreement pursuant to which Valero Marketing will pay to Valero Logistics a specified fee during the term of this Agreement for all volumes of Specified Feedstocks (as defined below) Delivered to any of the Refineries (as defined below); and

     WHEREAS, concurrently with the execution and delivery of this Agreement, the Contribution Agreements, Lease and Access Agreement (as defined below) and Services and Secondment Agreement (as defined below) (collectively with this Agreement, the "Transaction Agreements") are being executed and delivered;

     NOW, THEREFORE, in consideration of the covenants and obligations contained in the Transaction Agreements, the parties to this Agreement hereby agree as follows:

     Definitions. Capitalized terms used throughout this Agreement and not otherwise defined herein shall have the meanings set forth below.

     "Accounting Firm" shall have the meaning assigned to such term in Section 7(c).

     "Additional Specified Feedstocks" shall have the meaning assigned to such term in Section 2(e).

     "Agreement" shall have the meaning assigned to such term in the preamble.

     "Applicable Law" shall mean any applicable statute, law, regulation, ordinance, rule, judgment, rule of law, order, decree, permit, approval, concession, grant, franchise, license, agreement, requirement, or other governmental restriction or any similar form of decision of, or any provision or condition of any permit, license or other operating authorization issued under any of the foregoing by, or any determination by any Governmental Authority having or asserting jurisdiction over the matter or matters in question, whether now or hereafter in effect and in each case as amended (including without limitation, all of the terms and provisions of the common law of such Governmental Authority), as interpreted and enforced at the time in question.

     "Arbitrable Dispute" shall mean any and all disputes, Claims, counterclaims, demands, causes of action, controversies and other matters in question between Valero Logistics and Valero Marketing arising out of or relating to this Agreement or the alleged breach hereof, or in any way relating to the subject matter of this Agreement or the relationship between Valero Logistics and Valero Marketing created by this Agreement regardless of whether
(a) allegedly extra-contractual in nature, (b) sounding in contract, tort or otherwise, (c) provided for by Applicable Law or otherwise or (d) seeking damages or any other relief, whether at law, in equity or otherwise.

     "Available Capacity" shall mean the then existing capacity to store and transport Specified Feedstocks at the Contributed Assets; provided that if Valero Logistics enters into handling and throughput agreements with third parties at the Contributed Assets after the effective date hereof, the Available Capacity shall be the then existing capacity to store and transport Specified Feedstocks at the Contributed Assets less the Third Party Committed Capacity.

     "Barrel" shall mean 42 U.S. gallons at 60(Degree) Fahrenheit.

     "Benicia Refinery" shall mean the crude oil refinery and related facilities and equipment owned and operated by Valero California in Benicia, California, as same may be modified, upgraded or otherwise changed during the term of this Agreement.

     "California Contribution Agreement" shall have the meaning assigned to such term in the definition of Contribution Agreements.

     "Claim" shall mean any existing or threatened future claim, demand, suit, action, investigation, proceeding, governmental action or cause of action of any kind or character (in each case, whether civil, criminal, investigative or administrative), known or unknown, under any theory, including those based on theories of contract, tort, statutory liability, strict liability, employer liability, premises liability, products liability, breach of warranty or malpractice.

     "Claimant" shall have the meaning assigned to such term in Section 8(f).

     "Contribution Agreements" shall mean collectively, the Contribution Agreement, dated of even date herewith, among Valero Texas, Valero Logistics and certain affiliates of Valero Logistics (the "Texas Contribution Agreement"), and that certain Contribution Agreement, dated of even date herewith, among Valero California, Valero Logistics and certain affiliates of Valero Logistics (the "California Contribution Agreement").

     "Contributed Assets" shall have the meaning assigned to such term in the recitals.

     "Controlled Affiliates" shall mean an entity that directly or indirectly through one or more intermediaries is controlled by VEC, excluding the Partnership Parties and Subsidiaries. For the purposes of this definition, "control" (including with correlative meaning, the term "controlled by"), as used with respect to any such entity, shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of such entity, whether through the ownership of voting securities, by agreement or otherwise.

     "Corpus Christi Refinery" shall mean the crude oil refinery and related facilities and equipment owned and operated by Valero Texas in Corpus Christi (West Plant), Texas, as same may be modified, upgraded or otherwise changed during the term of this Agreement.

     "CPI" means, with respect to the Benicia Refinery, the Consumer Price Index
- All Urban Consumers - All Items Index applicable to San Francisco-Oakland-San Jose and, with respect to the Corpus Christi Refinery and Texas City Refinery, the Consumer Price Index - All Urban Consumers - All Items Index -applicable to Houston, Texas. The CPI most recently published by the Department of Labor - Bureau of Labor Statistics for the calendar year in which the adjustment to the MP Throughput Fee is then being calculated shall be used. If the Department of Labor - Bureau of Labor Statistics ceases publishing the CPI, then the Parties shall negotiate in good faith to select a substitute index that shall be used in place of the CPI. If the parties are unable to agree upon an appropriate substitute index, each party shall submit its recommendation for a substitute index to the Chaired Professor in Oil and Gas Law at the law school at Southern Methodist University in Dallas, Texas for his final and binding selection of a substitute index or indices. The parties shall each pay 1/2 of his fees as invoiced.

     "Crude Oil" shall mean crude oil and gas oil.

     "Delivered" or "Deliver" (when the capitalized form of the word is used) shall mean the receipt, handling, blending (if applicable) and re-delivery of Specified Feedstocks by or on behalf of Valero Logistics.

     "Force Majeure Event" shall mean an event or condition the effect of which is to render a party unable to perform its obligations (other than payment obligations) at or in connection with a specific Refinery in accordance with this Agreement, which event or condition is caused by or results from acts of God, strikes, lockouts or other industrial disturbances, acts of the public enemy, wars, blockades, insurrections, riots, storms, floods, washouts, arrests, the order of any court or Governmental Authority having jurisdiction while the same is in force and effect, civil disturbances, explosions, breakage, accident to machinery, storage tanks or lines of pipe, inability to obtain or unavoidable delay in obtaining material, equipment, right of way easements, franchises, or permits, and any other causes whether of the kind herein enumerated or otherwise, but in each case not reasonably within the control of the party claiming suspension and which by the exercise of due diligence such party is unable to prevent or overcome.

     "Governmental Authority" shall mean any federal, state, local or foreign government or any provincial, departmental or other political subdivision thereof, or any entity, body or authority exercising executive, legislative, judicial, regulatory, administrative or other governmental functions or any court, department, commission, board, bureau, agency, instrumentality or administrative body of any of the foregoing.

     "Incremental Costs" shall have the meaning assigned to such term in Section 2(f).

     "Incremental Cost Certificate" shall have the meaning assigned to such term in Section 2(f).

     "Lease and Access Agreements" shall mean those certain Lease and Access Agreements, dated of even date herewith, between (i) Valero Texas and Valero Logistics granting a ground lease for the Contributed Assets under the Texas Contribution Agreement and rights of access, ingress and egress at the Corpus Christi Refinery and Texas City Refinery and (ii) Valero California and Valero Logistics granting a ground lease for the Contributed Assets under the California Contribution Agreement and rights of access, ingress and egress at the Benicia Refinery.

     "Measurement Period" shall mean a Monthly Measurement Period.

     "Monthly Measurement Period" shall mean each of (a) the period commencing on the date of this Agreement and extending through and including the end of the month in which this Agreement commences and (b) each subsequent calendar month during the term of this Agreement.

     "MP Fee Statement" shall have the meaning assigned to such term in Section 1(c).

     "MP Throughput Fee" for any Measurement Period shall mean, the aggregate sum of the fees payable by Valero Marketing to Valero Logistics for 100% of the Specified Feedstocks Delivered to the Refineries during such Measurement Period in accordance with this Agreement, which fee shall be calculated as specified in
Section 1(a).

     "Notice of  Disagreement"  shall have the meaning  assigned to such term in
Section 7(b).

     "Partnership  Parties" shall mean Valero Logistics,  Valero GP, VLI and VLI
GP.

     "Planned Capacity" shall mean the capacity requirements at each of the Refineries as identified on Schedule 1 hereto through the fourth anniversary of the effective date hereof. Planned Capacity for subsequent 12-month periods during the Term shall be the capacity requirements of each of the Refineries for each subsequent 12-month period as reasonably and in good faith estimated by Valero Marketing and identified in writing by Valero Marketing to Valero Logistics at least 12 months in advance, provided that in no event shall it mean more capacity than the existing physical capacity to store and transport Specified Feedstocks at the Contributed Assets (without accounting for any Third Party Committed Capacity).

     "Prime Rate" shall mean the prime rate per annum established by JPMorgan Chase Bank or, if JPMorgan Chase Bank or its successor no longer establishes a prime rate for any reason, the prime rate per annum established by the largest U.S. bank measured by deposits from time to time as its base rate on corporate loans, automatically fluctuating upward or downward with each announcement of such prime rate.

     "Refineries" shall mean the Benicia Refinery, Corpus Christi Refinery and Texas City Refinery, and "Refinery" shall mean any one of those refineries.

     "Refinery Event" means an event or circumstance at a Refinery or other event or circumstance caused by Valero Marketing or any Controlled Affiliate that, among other things, impairs or impedes the ability of Valero Logistics to cause Delivery of Specified Feedstocks to such Refinery in the volumes nominated by Valero Marketing, which event or circumstance is not the result of any breach by Valero Logistics of its obligations hereunder or any act initiated by Valero Logistics.

     "Respondent" shall have the meaning assigned to such term in Section 8(f).

     "Scheduled Maintenance" means maintenance scheduled by Valero Logistics on any of the Contributed Assets that impairs or impedes the ability of Valero Logistics to Deliver Specified Feedstocks to a Refinery in the volumes nominated by Valero Marketing, provided that notice is given in accordance with Section 2(g).

     "Scheduled Maintenance Event" means Scheduled Maintenance of which Valero Marketing has been notified in accordance with Section 2(g).

     "Services and Secondment Agreement" shall mean that certain Services and Secondment Agreement, of even date herewith, among Valero Logistics, Valero Texas and Valero California.

     "Specified Feedstocks" shall mean the Crude Oil, residual fuel oil, deasphalted oil, vacuum gas oil, vacuum tower bottoms, and light cycle oil.

     "Subsidiary" shall mean any entity in which Valero Logistics, directly or indirectly through one or more intermediaries, has an ownership interest.

     "Texas City Refinery" shall mean the crude oil refinery and related facilities and equipment owned and operated by Valero Texas in Texas City, Texas, as same may be modified, upgraded or otherwise changed during the term of this Agreement.

     "Texas Contribution Agreement" shall have the meaning assigned to such term in the definition of Contribution Agreement.

     "Third Party Committed Capacity" shall mean the storage capacity of the Contributed Assets that Valero Logistics contractually commits to provide to any third parties pursuant to throughput and handling agreements in accordance with the provisions of Section 2(d).

     "Throughput Fee per Barrel" shall have the meaning assigned to such term in
Section 1(a).

     "Transaction Agreements" shall have the meaning assigned to such term in the recitals.

     "Valero California" shall mean Valero Refining Company-California, a Delaware corporation.

     "Valero GP" shall mean Valero GP, Inc., a Delaware corporation and general partner of Valero Logistics.

     "Valero Logistics" shall have the meaning assigned to such term in the preamble.

     "Valero Marketing" shall have the meaning assigned to such term in the preamble.

     "Valero Texas" shall mean Valero Refining-Texas, L.P., a Texas limited partnership.

     "VEC" shall mean Valero Energy Corporation, a Delaware corporation.

     "VLI" shall mean Valero L.P., a Delaware limited partnership.

     "VLI  GP"  shall  mean  Riverwalk  Logistics,   L.P.,  a  Delaware  limited
partnership that is the general partner of VLI.

     Section 1. MP Throughput Fee and Related Matters

     (a) MP Throughput Fee Calculation. In consideration for Valero Logistics' Delivery of Specified Feedstocks for Valero Marketing to the Refineries as provided herein, Valero Marketing agrees during the term, and subject to the terms and conditions, of this Agreement, to pay to Valero Logistics the MP Throughput Fee for 100% of the Specified Feedstocks Delivered to the Refineries. The MP Throughput Fee shall be calculated based on 100% of the volumes of Specified Feedstocks delivered to the Refineries during each Measurement Period as follows:

     the sum of V times F for each of the Refineries, where "V" is the total volume of the Specified Feedstocks (measured in barrels) Delivered during the applicable Measurement Period to the particular Refinery, and "F" is the applicable fee per barrel payable by Valero Marketing for Specified Feedstocks Delivered to such Refinery during the applicable Measurement Period, determined in accordance with Section 1(b) (such fee per barrel, the "Throughput Fee per Barrel").

For purposes of determining "V", all quantities of Specified Feedstocks shall be calculated in barrels at 60(Degree) Fahrenheit in accordance with recognized temperature correction tables.

     (b) Throughput Fee per Barrel. The Throughput Fee per Barrel for 100% of the Specified Feedstocks Delivered to a Refinery during any Measurement Period occurring during 2003 shall be the fee specified in the table below for each barrel (with any volume of less than one-half barrel being rounded down to the nearest whole number of barrels and any volume of one-half barrel or more being rounded up to the next highest whole number) of such Specified Feedstocks:

For Specified Feedstocks                  Throughput Fee Per Barrel
 Delivered to:                            During 2003
                                          -----------
Benicia Refinery                                                     $ 0.296
Texas City Refinery                                                    0.121
Corpus Christi Refinery                                                0.203

For 100% of the Specified Feedstocks Delivered to the Refineries during any Measurement Period occurring after 2003, the Throughput Fee per Barrel for Specified Products Delivered to each of the Refineries shall be adjusted as of each anniversary of the effective date of this Agreement by an amount equal to the product of (i) the applicable fee specified in the table above for such Refinery multiplied by (ii) an amount equal to 75% of a fraction, of which (A) the numerator is equal to the CPI applicable to each Refinery and (B) the denominator is the CPI applicable to such Refinery and in effect for November/December 2002, which is 193 for the Benicia Refinery and 159.2 for the Corpus Christi and Texas City Refineries.

     (c) Payment of MP Throughput Fee. As promptly as practicable after the end of each Measurement Period during the term of this Agreement (commencing with the first Measurement Period ending after the effective date hereof), and in any event not later than the last business day of the calendar month following such Measurement Period, Valero Marketing shall calculate the MP Throughput Fee payable to Valero Logistics in respect of such Measurement Period. Valero Marketing shall deliver to Valero Logistics at the address specified below a statement showing in reasonable detail the calculation of the MP Throughput Fee due in respect of such Measurement Period (such statement, the "MP Fee Statement") together with payment in full of the amount of the MP Throughput Fee reflected in the applicable MP Fee Statement, on or before the close of business on the last business day in the month immediately following such Measurement
Period:

                  Attention:        Valero Logistics Operations, L.P.
                                    6000 North Loop 1604 West
                                    San Antonio, Texas  78249
                                    Attention: Curt Anastasio

Payment shall be made to such account as directed by Valero Logistics from time to time. Notwithstanding payment in full of all amounts reflected in a MP Fee Statement to be due and payable by Valero Marketing in respect of a particular Measurement Period, the calculation of the MP Throughput Fee due in respect of each Measurement Period shall be subject to the dispute procedures specified in
Section 7. If Valero Marketing fails to provide an MP Fee Statement as provided above, Valero Logistics may prepare an MP Fee Statement based on its reasonable estimate thereof for the identified Measurement Period and Valero Marketing shall cause the amount set forth in such estimated MP Fee Statement to be paid within [10][5] business days of receipt thereof. Any estimated MP Throughput Fees shall be adjusted as soon thereafter as actual data is available and payments made shall be adjusted accordingly by mutual agreement of Valero Marketing and Valero Logistics promptly thereafter. Valero Marketing shall provide Valero Logistics with at least 48 hours prior notice of any proving or testing of any meters utilized in the measurement of Specified Feedstocks hereunder and Valero Logistics shall be allowed to have a representative(s) witness any such proving or testing.

     (d) MP Throughput Fee on All Feedstock Volumes. The MP Throughput Fee shall be paid in respect of 100% of the Specified Feedstocks Delivered to any of the Refineries during the applicable Measurement Period, subject to the other provisions of this Agreement. If Specified Feedstocks are delivered to any of the Refineries during any Measurement Period hereunder other than by or on behalf of Valero Logistics, except as provided in Sections 2(e) (Refinery Expansions) and 2(f) (Incremental Costs), Valero Marketing shall pay to Valero Logistics an amount equal to the number of Barrels of Specified Feedstocks so delivered to the Refineries outside of this Agreement multiplied by the Throughput Fee per Barrel applicable to delivery to the identified Refinery(ies) as liquidated damages for Valero Marketing's failure to comply with its obligations under Section 2(a)(i) ("Delivery Liquidated Damages"). Payment of Delivery Liquidated Damages (if any) shall be made at the same time as the MP Throughput Fee for the applicable Measurement Period in accordance with Section 1(c). The parties acknowledge that the calculation of Delivery Liquidated Damages set forth above is a fair and reasonable calculation of the damages that Valero Logistics would suffer if Valero Marketing were to breach its obligations under Section 2(a)(i).

     (e) Taxes, Assessments and Governmental Charges. Valero Marketing shall be responsible for and agrees to pay to the extent related to Specified Feedstocks handled hereunder (i) all applicable environmental federal, state and local fees, assessments, handling permits and taxes, and (ii) all applicable federal, state and local taxes, duties, import fees and other assessments levied by any governmental body on Specified Feedstocks handled hereunder.

     Section 2. Obligation of Valero Logistics and Valero Marketing

     (a) Valero Marketing Commitment to Use Valero Logistics Services and Other Commitments. Valero Marketing undertakes and agrees as follows:

          (i) Valero Marketing shall use the handling and throughput services and facilities of Valero Logistics for 100 percent of the Specified Feedstocks delivered, or tendered for delivery at, the Refineries, subject to the terms of this Agreement;

          (ii) Valero Marketing shall operate in all material respects in accordance with Applicable Law and prudent industry practices;

          (iii) Valero Marketing shall be solely responsible for (A) scheduling the purchase and delivery to Valero Logistics of Specified Feedstocks; (B) management, reporting and control of Specified Feedstock inventory in the Contributed Assets; (C) processing and disposal of tank bottoms, water sludge and Specified Feedstocks in accordance with Applicable Law; and (D) supply of any chemicals necessary or desirable in connection with the Specified Feedstocks (including any storage thereof).

          (b)  Valero  Logistics  Operational  Undertakings.   Valero  Logistics
     undertakes and agrees as follows:

               (i) Valero Logistics shall operate and maintain the Contributed Assets in all material respects in accordance with Applicable Law and prudent industry practices (including the API 653 inspection program) and, except for those permits that Valero Marketing is required to obtain under Section 1(e), shall use its reasonable commercial efforts to procure and maintain all permits necessary or appropriate under Applicable Law for Valero Logistics to comply with this Agreement;

               (ii) Valero Logistics shall:

               (A) accept from Valero Marketing custody of all volumes of Specified Feedstocks nominated by Valero Marketing for delivery to Valero Logistics under this Agreement; provided that (I) Valero Marketing shall schedule such delivery nominations in accordance with the scheduling practices maintained by Valero Logistics at the Contributed Assets (as such customary scheduling practices may be modified from time to time by mutual agreement of the parties during the term of this Agreement), (II) Valero Marketing's nominations shall specify the method by which the nominated volumes will be delivered to Valero Logistics, and (III) Valero Marketing may not nominate for delivery under this Agreement volumes of Specified Feedstock that exceed the then Available Capacity;

               (B) maintain all volumes delivered by or on behalf of Valero Marketing to Valero Logistics in accordance with accepted industry practices; and

               (C) segregate and blend Specified Feedstocks held by Valero Logistics on behalf of Valero Marketing at any of the Refineries in accordance with Valero Marketing's instructions furnished in writing (or otherwise confirmed in writing) to Valero Logistics from time to time; and

               (iii) Valero Logistics shall Deliver to Valero Marketing or its designee custody of all Specified Feedstocks delivered to Valero Logistics under this Agreement (A) to the applicable Refinery at which the Valero Marketing nominated delivery is to be made, and (B) in accordance with Valero Marketing's nominations for delivery (to the extent commercially reasonable, subject to Valero Logistics' scheduling practices maintained at the Contributed Assets, bottlenecking and maintenance requirements at the applicable Contributed Assets and related facilities). Valero Logistics is not required to Deliver or coordinate the Delivery of Specified Feedstocks between or among any of the Refineries or any other facilities owned or operated by any Controlled Affiliate.

     (c) Title to Specified Feedstocks. Valero Marketing warrants and represents that Valero Marketing shall be the sole legal and beneficial owner of all Specified Feedstocks Delivered hereunder, and that all such Specified Feedstocks shall be free from all liens and encumbrances until after such time as the Specified Feedstocks are Delivered by Valero Logistics pursuant to this Agreement. Title to any and all Specified Feedstocks delivered to Valero Logistics under this Agreement shall remain in Valero Marketing (or its designee) at all times and Valero Logistics shall execute such certificates or other statements as Valero Marketing may request from time to time that confirm that Valero Logistics does not have title to such Specified Feedstocks.

     (d) Valero Logistics May Provide Services to Third Parties. Valero Logistics may enter into agreements with any third party to provide terminaling, storage, handling or throughput services at the Contributed Assets, provided that any such agreements shall include industry standard procedures that address multi-party usage of the Contributed Assets and shall specify that Valero Marketing has priority over any such third party with respect to the storage and delivery of Specified Feedstocks nominated from time to time during the term of this Agreement by Valero Marketing up to the Planned Capacity.

     (e) Refinery Expansions - Valero Logistics Option for Incremental Feedstock Capacity. If Valero Texas or Valero California, or one or more of their respective affiliates, expend significant capital to upgrade or modify any of the Refineries and, as a result, such Refinery requires expanded or modernized tankage or related facilities to accommodate additional volumes of Specified Feedstocks in excess of Available Capacity ("Additional Specified Feedstocks") required at such upgraded or modified Refinery, Valero Marketing shall give Valero Logistics the first opportunity to provide such incremental feedstock handling and throughput capacity and, if Valero Logistics elects to pursue such opportunity, Valero Marketing shall enter into good faith negotiations with Valero Logistics to determine if and, if so, the terms and conditions upon which, Valero Logistics will construct or cause to be constructed the new tanks or related facilities required for incremental Specified Feedstock volumes to be used at such upgraded or modified Refinery, provided that Valero Logistics shall not be under any obligation or duty to agree to provide or operate any of such new tanks or related facilities. If Valero Logistics does not exercise its option under this subsection (e), Valero Marketing may pursue other handling and feedstock capacity to accommodate the Additional Specified Feedstocks without violating this Agreement; provided that the parties hereto shall otherwise remain obligated to this Agreement with respect to all Specified Feedstocks delivered to the Refineries other than the Additional Specified Feedstocks as to which Valero Logistics does not exercise its option to provide services hereunder.

     (f) Valero Logistics Responsibility for Certain Incremental Costs. Valero Logistics undertakes and agrees that if (a) it is unable to perform its handling and throughput services for Specified Feedstocks at any of the Refineries other than by reason of (i) a Force Majeure Event, (ii) a Scheduled Maintenance Event,
(iii) a Refinery Event or (iv) the inability of Valero Logistics to Deliver Specified Feedstocks to the Refinery due to nominations by Valero Marketing that exceed the greater of the then applicable Planned Capacity and the Available Capacity at such Refinery and (b) such failure results in increased costs incurred by the Refinery or Valero Marketing, as the case may be, to store, handle, blend and deliver Specified Feedstock to the Refinery during the continuation of such failure, Valero Logistics shall reimburse the owner of such Refinery or Valero Marketing, as the case may be, for the reasonable, incremental costs so incurred to store, handle, blend and deliver the Specified Feedstocks ("Incremental Costs"); provided, however, that Valero Logistics shall not be required to make such reimbursement unless and until the owner of such Refinery or Valero Marketing, as the case may be, furnishes to Valero Logistics a certificate from an authorized officer setting forth in reasonable detail with supporting documentation the calculation of the Incremental Costs for which reimbursement is sought (an "Incremental Cost Certificate"). Valero Logistics shall not receive the applicable Throughput Fee per Barrel for any of the Specified Feedstocks that are delivered to any of the Refineries by someone other than Valero Logistics in the event of the failure of Valero Logistics to perform handling and throughput services for Specified Feedstocks for a reason other than those set forth in (a)(i), (ii), (iii) or (iv) of this Section 2(f). For purposes of subsection (a)(iv) above, Available Capacity shall be deemed to be the then existing capacity of the Contributed Assets associated with a specific Refinery without accounting for the adverse impact of any event other than an event described in subsection (a)(i), (ii) or (iii) above. If Valero Logistics is unable to perform its handling and throughput services for Specified Feedstocks at any of the Refineries, the owner of the Refinery or Valero Marketing, as the case may be, may pursue other handling and throughput services or capacity to accommodate Specified Feedstocks at such Refinery to the extent that Valero Logistics cannot accommodate them under this Agreement without violating this Agreement until such time as Valero Logistics is able to resume performance of its obligations under this Agreement at the particular Refinery. Only Incremental Costs reasonably incurred by Valero Marketing shall be reimbursable hereunder and Valero Marketing shall use its commercially reasonable efforts to mitigate such Incremental Costs.

     (g) Notice of Scheduled Maintenance. Valero Logistics undertakes and agrees to provide notice to Valero Marketing of Scheduled Maintenance in accordance with the following:

          (i) with respect to Scheduled Maintenance that renders less than 30% of the capacity of the Contributed Assets at a Refinery unable to be utilized for Specified Feedstocks for longer than four consecutive hours, written notice of such Scheduled Maintenance must be furnished to Valero Marketing not less than 10 days before commencing same (except for emergency maintenance, notice of which must be furnished as promptly as practicable); and

          (ii) with respect to Scheduled Maintenance that renders more than 30% of the capacity of the Contributed Assets at a Refinery unable to be utilized for Specified Feedstocks for longer than four consecutive hours, written notice of such Scheduled Maintenance must be furnished to Valero Marketing not less than 45 days before commencing same (except for emergency maintenance, notice of which must be furnished as promptly as practicable). Valero Logistics must use its reasonable best efforts to coordinate such Scheduled Maintenance with scheduled turnarounds at the applicable Refinery.

     (h) Specified Feedstock Quality; Insurance.

          (i)  If any  Specified  Feedstocks  delivered  by Valero  Marketing to
               Valero Logistics under this Agreement do not meet the industry standard specifications for such Specified Feedstock at the time of delivery, Valero Marketing shall, at its sole cost and expense, be responsible for any cleaning or repairs of damages that result from the delivery to Valero Logistics of any such off-specification Specified Feedstocks.

          (ii) If any Specified Feedstocks re-delivered by Valero Logistics under this Agreement do not meet the industry standard specifications for such Specified Feedstock at the time of such re-delivery as a result of some contamination or other damage to the Specified Feedstocks after delivery to Valero Logistics as a result of an act or omission of Valero Logistics or if Specified Feedstocks delivered to Valero Logistics hereunder are subsequently lost or damaged prior to re-delivery to the Refinery as a result of an act or omission of Valero Logistics, Valero Logistics shall, at its sole cost and expense, be responsible for
               (A) any cleaning or repairs of damage that result from the re-delivery to Valero Marketing (or the Refinery, as applicable) of any such contaminated or damaged Specified Feedstocks and (B) any replacement costs for any Specified Feedstocks lost or damaged, less any salvage value; provided that Valero Logistics shall not be liable in any event for more than the actual cost of the lost or damaged Specified Feedstocks to Valero Marketing under this subsection (B) and Valero Logistics shall be permitted a reasonable and customary loss allowance of 0.25% or actual loss of Specified Feedstocks, whichever is less, when calculating damages under this subsection (B). Notwithstanding the foregoing, Valero Logistics shall not be liable in any event under this Section (h)(ii) for any losses or damages to the extent such losses or damages result from (x) any failure of equipment or facilities owned or operated by Valero Marketing or any
               Controlled Affiliate, (y) a Force Majeure Event or (z) the delivery of Specified Feedstocks by Valero Marketing to Valero Logistics that do not meet the industry standard specifications for such Specified Feedstock at the time of delivery.

          (iii)Insurance on Specified Feedstocks, if any be desired by Valero Marketing, shall be carried by Valero Marketing at its own expense and for the benefit of Valero Marketing.

          (iv) Valero Logistics agrees that during the terms of this Agreement it shall maintain property and casualty insurance (including pollution insurance coverage) on the Contributed Assets in accordance with customary industry practices and with a licensed, reputable carrier. Valero Marketing acknowledges that initially such insurance may be maintained under an umbrella policy of VEC with Valero Logistics as a named insured (and for which Valero Logistics shall reimburse VEC for its proportionate cost), but Valero Logistics agrees that it will endeavor in good faith to obtain insurance in its own name if commercially and economically practicable.

     Section 3. Agreement not to Challenge MP Throughput Fees

     Valero Marketing agrees not to challenge, nor to cause or permit any of its Controlled Affiliates to challenge, nor to encourage or recommend to any other person that it challenge, in any forum, the MP Throughput Fees. Valero Marketing agrees neither to protest or to file a complaint, nor to cause or permit any of its Controlled Affiliates to protest or to file a complaint, concerning regulatory filings made by Valero Logistics and its Subsidiaries for tankage, terminaling or related services (provided that the services described in any such filing by Valero Logistics would not, if carried out by Valero Logistics, adversely impact Valero Logistics' ability to perform its obligations under this Agreement).

     Section 4. Effectiveness and Term

     This Agreement shall be effective as of the date first set forth above. The Agreement shall extend for a term of 10 years from such date and shall terminate at 12:01 a.m. San Antonio, Texas, time on the tenth anniversary of such date, unless extended as provided herein. The parties hereto agree that if Valero Marketing delivers to Valero Logistics written notice for extension, which notice shall be given not later than twelve months prior to the tenth anniversary of this Agreement, the term of this Agreement may be extended for an additional five years expiring at 12:01 a.m. San Antonio time on the fifteenth anniversary of this Agreement.

     Section 5. Notices

     All notices, requests, demands, and other communications pertaining to this Agreement shall be delivered personally, or by registered or certified mail (postage prepaid and return receipt requested), or by express carrier or delivery service, or by telecopy, to the parties hereto at the addresses below (or at such other addresses as shall be specified by notice under this Section
5):

          (i)  if to Valero Marketing:

               Valero Marketing and Supply Company
               One Valero Place
               San Antonio, Texas 78212
               Attn:  Mr. Bill Klesse
               Telecopy:  210-370-2660

          (ii) if to any of the Partnership Parties or a Subsidiary:

               Valero Logistics Operations, L.P.
               6000 North Loop 1604 West
               San Antonio, Texas 78249
               Attn: Mr. Curt Anastasio
               Telecopy:  210-370-2304

     Section 6. Successors and Assigns

     This Agreement shall inure to the benefit of, and shall be binding upon, Valero Marketing and Valero Logistics and their respective successors and permitted assigns. Successors shall include any entity (corporation, limited liability company, partnership or other entity), or any person which succeeds to a controlling interest in, or all of the economic interest of, Valero Marketing or Valero Logistics, as applicable. The parties hereto agree to require their respective successors, if any, to expressly assume, in a form of agreement acceptable to the other parties, the obligations under this Agreement.

     Section 7. Dispute Procedures

     (a) Review of Information. During the 24-month period following receipt of any MP Fee Statement or any Incremental Cost Certificate, Valero Marketing agrees, at no cost to Valero Logistics, to give Valero Logistics, its independent public accountants and authorized representatives reasonable access to its premises, employees and other facilities and to its books and records (and those of its Controlled Affiliates) to review the accounting records of Valero Marketing and any applicable Controlled Affiliates, any working papers of independent public accountants of Valero Marketing and its Controlled Affiliates prepared in connection with the MP Fee Statement or the Incremental Cost Certificate (as the case may be) and such additional information as Valero
Logistics, its independent public accountants or other authorized representatives may reasonably request for the purpose of reviewing, verifying and auditing the calculation of (i) the MP Throughput Fee due in respect of the Measurement Period covered by the MP Fee Statement and, if the calculation is not correct, to determine the amount of any difference; or (ii) the Incremental Costs covered by the Incremental Cost Certificate. In this connection, Valero Marketing and Valero Logistics and their respective independent public accountants and other authorized representatives shall, and Valero Marketing shall cause its Controlled Affiliates to, cooperate with each other.

     (b) Notice of Disagreement. If, in connection with the period of review and consultation provided for in Section 7(a), Valero Logistics has reason to believe that Valero Marketing has not correctly calculated the amount of the MP Throughput Fee due in respect of any such Measurement Period in accordance with this Agreement or any Incremental Costs, then within 24 months following its receipt of the MP Fee Statement or any Incremental Cost Certificate, Valero Logistics may give Valero Marketing a written notice of its disagreement (a "Notice of Disagreement"). If such Notice of Disagreement is not timely given by Valero Logistics, the MP Throughput Fee specified in the MP Fee Statement for such Measurement Period or the Incremental Costs identified in the Incremental Cost Certificate shall be final and binding on the parties. Any Notice of Disagreement shall specify in reasonable detail (if known) Valero Logistics' calculation of such MP Throughput Fee or any Incremental Costs, as the case may be. If a Notice of Disagreement is received by Valero Marketing in a timely manner, then the determination of (i) whether Valero Marketing has correctly calculated the amount of any such MP Throughput Fee with respect to such Measurement Period or the Incremental Costs in accordance with this Agreement and (ii) if it has not, the amount of the difference shall become final and binding upon all parties hereto on the earlier of (A) the date the appropriate officers of Valero Marketing and Valero GP (on behalf of Valero Logistics) resolve in writing any differences they have with respect to the matters specified in the Notice of Disagreement and (B) the date any disputed matters are finally resolved in writing by the Accounting Firm pursuant to Section 7(c), as applicable.

     (c) Settling of Disagreements. If a Notice of Disagreement is delivered, within 15 days thereafter, a senior officer of Valero Marketing and Valero GP (on behalf of Valero Logistics) shall meet or communicate by telephone at a mutually acceptable time and location, and thereafter as often as they reasonably deem necessary and shall negotiate in good faith to attempt to resolve any differences which they may have with respect to matters specified in the Notice of Disagreement. During the 30-day period commencing upon Valero
Marketing's receipt of the Notice of Disagreement, Valero Marketing, its independent public accountants and other authorized representatives shall have access to the working papers of the other party relating to the Notice of Disagreement and the working papers of such other party's independent public accountants and other authorized representatives prepared in connection with the Notice of Disagreement. If such differences are not resolved within the 30-day period following Valero Marketing's receipt of the Notice of Disagreement,
Valero Marketing and Valero Logistics shall, within 40 days after Valero Marketing's receipt of the Notice of Disagreement, submit to a dispute resolution group of an independent public accounting firm (the "Accounting Firm") for review and resolution any and all matters that remain in dispute and that were properly included in the Notice of Disagreement, in the form of a written brief. The scope of the Accounting Firm's review shall include determining whether there has been a shortfall or overpayment with respect to such Measurement Period or Incremental Costs and, if so, the amount thereof. The Accounting Firm shall be such recognized independent public accounting firm as shall be agreed upon by Valero Marketing and Valero Logistics in writing. If the parties are unable to agree upon such Accounting Firm within 40 days after Valero Marketing's receipt of the Notice of Disagreement, either party may petition to the American Arbitration Association for appointment of such Accounting Firm. The costs of petitioning for the appointment of such Accounting Firm by the American Arbitration Association shall be shared equally by the parties. The Accounting Firm's decision shall be accompanied by a certificate of the Accounting Firm that it reached its decision in accordance with the provisions of this Section 7(c). The parties agree to use their respective commercially reasonably best efforts to cause the Accounting Firm to render a decision resolving the matters submitted to the Accounting Firm within 30 days following submission. The parties agree that judgment may be entered upon the determination of the Accounting Firm in any District Court in Bexar County, Texas. The fees and expenses of the Accounting Firm shall be borne by Valero Marketing and Valero Logistics in inverse proportion as they may prevail on matters resolved by the Accounting Firm, which proportionate allocations shall also be determined by the Accounting Firm at the time the determination of the Accounting Firm is rendered on the merits of the matters submitted. Any fees and disbursements of independent public accountants or other authorized representatives of Valero Marketing or Valero Logistics incurred in connection with their preparation or review of the MP Fee Statement, Incremental Cost Certificate or the applicable Notice of Disagreement shall be borne by the party retaining such independent public accountants or other authorized representatives, as the case may be.

     (d) If it is finally determined pursuant to this Section 7 that there is a difference in the final MP Throughput Fee and the amount paid by Valero Marketing pursuant to Section 1(c) in respect of such Measurement Period, then
(i) if the final MP Throughput Fee, as finally determined in accordance with this Section 7, exceeds the amount paid to Valero Logistics by Valero Marketing pursuant to Section 1(c), then Valero Marketing shall pay to Valero Logistics the amount of such excess, plus interest on the amount of such excess from (and including) the date payment for such Measurement Period was made pursuant to
Section 1(c), to (but excluding) the date of payment pursuant to this Section 7(d) at the Prime Rate, or (ii) if the final MP Throughput Fee is less than the amount paid to Valero Logistics by Valero Marketing pursuant to Section 1(c), then Valero Logistics shall pay to Valero Marketing the amount of such deficiency, plus interest on the amount of such deficiency from (and including) the date payment for such Measurement Period was made pursuant to Section 1(c), to (but excluding) the date of payment pursuant to this Section 7(d) at the Prime Rate. Any payment shall be made within 10 business days of the date on which the final MP Throughput Fee or Incremental Costs is deemed to be finally determined pursuant to this Section 7.

     Section 8. Miscellaneous

     (a) Valero Intention as to Refineries. Valero Marketing represents to the Partnership Parties that, as of the date of this Agreement, its Controlled Affiliates do not intend to close or dispose of any of the Refineries or to cause any changes that would have a material adverse effect on the operation of any of the Refineries. Valero Marketing shall (or cause its Controlled Affiliates to) provide Valero Logistics with prior written notice of any proposed or contemplated sale of any of the Refineries as soon as such sale is proposed or contemplated but not less then 30 days prior to any such sale. Valero Marketing also represents that, as of the date hereof, it is responsible for the purchase of all Specified Feedstocks for processing at the Refineries. If, subsequent to the date of this Agreement, Valero Marketing's role as the purchaser of Specified Feedstocks is changed such that another Controlled Affiliate (including without limitation a Controlled Affiliate that owns a Refinery) is responsible for purchasing Specified Feedstocks for any Refinery, then Valero Marketing shall cause such Controlled Affiliate to agree, and Valero Logistics will agree, to modify this Agreement to add such Controlled Affiliate to this Agreement so that such Controlled Affiliate will be obligated to perform Valero Marketing's obligations hereunder with respect to such Refinery.

     (b) Amendments and Waivers. No amendment or modification of this Agreement shall be valid unless it is in writing and signed by the parties hereto and, in the case of any material amendment or modification adverse to Valero Logistics, approved by the Conflicts Committee of Valero GP. No waiver of any provision of this Agreement shall be valid unless it is in writing and signed by the party against whom the waiver is sought to be enforced. No failure or delay in exercising any right hereunder, and no course of conduct, shall operate as a waiver of any provision of this Agreement. No single or partial exercise of a right hereunder shall preclude further or complete exercise of that right or any other right hereunder.

     (c) Permitted Assignments; Sale of Refinery. Subject to the other provisions of this Agreement, neither this Agreement nor any of the rights or obligations hereunder shall be assigned without the prior written consent of Valero Marketing (in the case of any assignment by Valero Logistics) or Valero Logistics (in the case of any assignment by Valero Marketing). However, Valero Logistics may make an assignment to an equally credit-worthy affiliate of Valero Logistics upon written notice to Valero Marketing; and Valero Marketing may make an assignment to an equally credit-worthy affiliate of Valero Marketing upon written notice to Valero Logistics. Furthermore, if all or substantially all of the assets of any Refinery are sold to an entity that is not a Controlled Affiliate, Valero Marketing shall cause the purchaser of such assets to assume all of the obligations of Valero Marketing under this Agreement (including without limitation those under Section 8(a)) in the event that Valero Marketing or a Controlled Affiliate is at any time no longer responsible for the purchase of all Specified Feedstocks for processing at such sold Refinery. Any attempt to make an assignment otherwise than as permitted by the foregoing shall be null and void. Any assignment agreed to by Valero Marketing or Valero Logistics, as applicable, shall not relieve the assignor of its obligations under this Agreement.

     (d) Severability. If any provision of this Agreement shall be held invalid or unenforceable by a court or regulatory body of competent jurisdiction, the remainder of this Agreement shall remain in full force and effect.

     (e) No Inconsistent Actions. No party hereto shall undertake any course of action inconsistent with the provisions of this Agreement. Without limiting the foregoing sentence, no party hereto shall enter into, modify, amend, or waive any contract right or obligation if such action would conflict with or impair the rights and protections granted to any other party under this Agreement.

     (f) Arbitration Provision. Except as provided in Section 7, any and all Arbitrable Disputes must be resolved through the use of binding arbitration using three arbitrators, in accordance with the Commercial Arbitration Rules of the American Arbitration Association, as supplemented to the extent necessary to determine any procedural appeal questions by the Federal Arbitration Act (Title 9 of the United States Code). If there is any inconsistency between this Section and the Commercial Arbitration Rules or the Federal Arbitration Act, the terms of this Section 8(f) will control the rights and obligations of the parties. Arbitration must be initiated within the applicable time limits set forth in this Agreement and not thereafter or if no time limit is given, within the time period allowed by the applicable statute of limitations. Arbitration may be initiated by a party ("Claimant") serving written notice on the other party ("Respondent") that the Claimant elects to refer the Arbitrable Dispute to binding arbitration. Claimant's notice initiating binding arbitration must identify the arbitrator Claimant has appointed. The Respondent shall respond to Claimant within 30 days after receipt of Claimant's notice, identifying the arbitrator Respondent has appointed. If the Respondent fails for any reason to name an arbitrator within the 30-day period, Claimant shall petition to the
American Arbitration Association for appointment of an arbitrator for Respondent's account. The two arbitrators so chosen shall select a third arbitrator within 30 days after the second arbitrator has been appointed. The Claimant will pay the compensation and expenses of the arbitrator named by or for it, and the Respondent will pay the compensation and expenses of the arbitrator named by or for it. The costs of petitioning for the appointment of an arbitrator, if any, shall be paid by Respondent. The Claimant and Respondent will each pay one-half of the compensation and expenses of the third arbitrator. All arbitrators must (a) be neutral parties who have never been officers, directors or employees of Valero Marketing, Valero Logistics or any of their respective affiliates and (b) have not less than seven years experience in the energy industry. The hearing will be conducted in San Antonio, Texas and commence within 30 days after the selection of the third arbitrator. Valero Marketing, Valero Logistics and the arbitrators should proceed diligently and in good faith in order that the award may be made as promptly as possible. Except as provided in the Federal Arbitration Act, the decision of the arbitrators will be binding on and non-appealable by the parties hereto. The arbitrators shall have no right to grant or award indirect, consequential, punitive or exemplary damages of any kind.

     (g) No Consequential Damages; Implied Warranties. NEITHER VALERO MARKETING NOR VALERO LOGISTICS SHALL BE LIABLE TO THE OTHER FOR SPECIAL, PUNITIVE, EXEMPLARY OR CONSEQUENTIAL DAMAGES (INCLUDING LOST PROFITS) UNDER THIS AGREEMENT, NO MATTER HOW SUCH DAMAGES MAY HAVE OCCURRED OR BEEN CAUSED, INCLUDING WHETHER OR NOT SUCH DAMAGES ARE THE RESULT OF THE NEGLIGENCE OF (BUT NOT THE INTENTIONAL MISCONDUCT OF) EITHER VALERO MARKETING, VALERO LOGISTICS, ANY CONTROLLED AFFILIATE OR ANY OF THE PARTNERSHIP PARTIES. EXCEPT AS EXPRESSLY SET FORTH IN THE TRANSACTION AGREEMENTS, THERE ARE NO GUARANTEES OR WARRANTIES OR REPRESENTATIONS BY EITHER PARTY OF ANY KIND, EXPRESS OR IMPLIED, INCLUDING, WITHOUT LIMITATION, ANY WARRANTIES OF MERCHANTIBILITY OR FITNESS FOR A PARTICULAR PURPOSE, WHETHER ARISING BY OPERATION OF LAW OR OTHERWISE. TO THE EXTENT THAT A REMEDY IS SET FORTH IN THIS AGREEMENT FOR A PARTICULAR BREACH OF THIS AGREEMENT, SUCH REMEDY SHALL BE THE SOLE AND EXCLUSIVE REMEDY FOR ANY CLAIM FOR DAMAGE OR OTHERWISE ARISING FROM OR RELATED TO SUCH BREACH OF THIS AGREEMENT.

     (h) Governing Law. This Agreement shall be governed by the laws of the State of Texas. In the event of litigation concerning this Agreement, proper venue shall be in San Antonio, Bexar County, State of Texas.






                  [REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

     IN WITNESS WHEREOF, the undersigned parties have executed this Agreement as of the date first written above.

                        VALERO MARKETING AND SUPPLY COMPANY


                        By:        /s/ Michael S. Ciskowski
                              --------------------------------------------------
                              Name:  Michael S. Ciskowski
                              Title:    Senior Vice President

                        VALERO LOGISTICS OPERATIONS, L.P.

                         By:  Valero GP, Inc., its general partner


                              By:  /s/ Curtis V. Anastasio
                                   ---------------------------------------------
                              Name: Curtis V. Anastasio
                              Title:  Chief Executive Officer and President

                                                                    Exhibit 10.2

                        SERVICES AND SECONDMENT AGREEMENT

     This Services and Secondment Agreement ("Agreement"), dated as of March 18, 2003 (the "Effective Date"), is entered into between VALERO REFINING COMPANY-CALIFORNIA ("VRC-CA"), a Delaware corporation, and VALERO LOGISTICS OPERATIONS, L.P. (the "OLP"), a Delaware limited partnership.

                                    RECITALS:

     WHEREAS, pursuant to that certain Contribution Agreement of even date herewith, VRC-CA has contemporaneously with this Agreement contributed the Tank Assets (as such term is defined in the Contribution Agreement) (the "Tank Assets") to the OLP; and

     WHEREAS, VRC-CA will provide to the OLP the operational and maintenance resources and services necessary to operate, manage and maintain the Tank Assets;

     WHEREAS, in connection with the provision of the operational and maintenance resources and services under this Agreement, VRC-CA desires to second to OLP certain personnel employed or contracted by VRC-CA in connection with the Tank Assets.

     NOW THEREFORE, in consideration of the premises and the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, VRC-CA and OLP hereby agree as follows:

                                   ARTICLE 1
            DEFINITIONS; INTERPRETATION; USE OF SECONDING AFFILIATES

     1.1 Definitions. As used in this Agreement, (a) the terms defined in this Agreement will have the meanings so specified, and (b) capitalized terms not defined in this Agreement will have the meanings ascribed to those terms on Exhibit A to this Agreement.

     1.2 Interpretation. In this Agreement, unless a clear contrary intention appears: (a) the singular includes the plural and vice versa; (b) reference to any Person includes such Person's successors and assigns but, in the case of a Party, only if such successors and assigns are permitted by this Agreement, and reference to a Person in a particular capacity excludes such Person in any other capacity; (c) reference to any gender includes each other gender; (d) reference to any agreement (including this Agreement), document or instrument means such agreement, document, or instrument as amended or modified and in effect from time to time in accordance with the terms thereof and, if applicable, the terms of this Agreement; (e) reference to any Section means such Section of this Agreement, and references in any Section or definition to any clause means such clause of such Section or definition; (f) "hereunder," "hereof," "hereto" and words of similar import will be deemed references to this Agreement as a whole and not to any particular Section or other provision hereof or thereof; (g) "including" (and with correlative meaning "include") means including without limiting the generality of any description preceding such term; and (h) relative to the determination of any period of time, "from" means "from and including," "to" means "to but excluding" and "through" means "through and including."

     1.3 Legal Representation of Parties. This Agreement was negotiated by the Parties with the benefit of legal representation, and any rule of construction or interpretation requiring this Agreement to be construed or interpreted against any Party merely because such Party drafted all or a part of such Agreement will not apply to any construction or interpretation hereof or thereof.

     1.4 Titles and Headings. Section titles and headings in this Agreement are inserted for convenience of reference only and are not intended to be a part of, or to affect the meaning or interpretation of, this Agreement.

                                   ARTICLE 2
                      OPERATIONAL AND MAINTENANCE SERVICES

     2.1 Operational and Routine Maintenance Expenses

     VRC-CA shall second the Provided Personnel to the OLP to provide the OLP with those operational and routine maintenance services in connection with the Tank Assets that are identified on Exhibit D to this Agreement ("Operational Services"). OLP will reimburse VRC-CA in an annual amount of $1,300,000 for the Operational Services (the "Services Reimbursement"). The Services Reimbursement shall be paid in twelve equal monthly installments. On the first day of each month, VRC-CA shall send an invoice to OLP for the Service Reimbursement and other expenses due under Section 2.4 for that month. OLP shall pay such invoice by the twentieth (20th) day of each month. VRC-CA may increase the Services Reimbursement on each anniversary date of this Agreement by an amount not to exceed the proportionate increase in the Consumer Price Index-All Urban Consumers, All Items Index applicable to San Francisco-Oakland-San Jose ("CPI"), for the immediately preceding measurement year as published by the Department of Labor--Bureau of Labor Statistics. If the Department of Labor - Bureau of Labor Statistics ceases publishing the CPI, then the parties shall negotiate in good faith to select a substitute index that shall be used in place of the CPI. If the parties are unable to agree upon an appropriate substitute index, each party shall submit its recommendation for a substitute index to the Chaired Professor in Oil and Gas Law at the law school at Southern Methodist University in Dallas, Texas for his final and binding selection of a substitute index or indices. The parties shall each pay 1/2 of his fees as invoiced.

     2.2 Adjustments.

     (a) At least 30 days prior to each annual anniversary of the Effective Date, OLP will have the right to submit to VRC-CA a proposal to reduce the amount of the Services Reimbursement for that year if OLP believes, in good faith, that the Operational Services performed by the Provided Personnel for the benefit of OLP for the 12-month period in question result in actual costs to VRC-CA that are, in the aggregate, less than the Services Reimbursement for that year. If OLP submits such a proposal to VRC-CA, VRC-CA agrees that it will negotiate in good faith with OLP to determine if the Services Reimbursement for that year should be reduced and, if so, by how much.

     (b) Following the fifth anniversary of the Effective Date, VRC-CA shall have the right, no more frequently than one time in any 36-month period, to submit to OLP a proposal to increase the amount of the Services Reimbursement for that year if VRC-CA believes, in good faith, that the Operational Services performed by the Provided Personnel for the benefit of OLP for the period(s) in question result in actual costs to VRC-CA and its Affiliates in excess of the Services Reimbursement for that period. If VRC-CA submits such a proposal to OLP, OLP agrees that it will negotiate in good faith with VRC-CA to determine if the Services Reimbursement should be increased and, if so, by how much.

     (c) If the Services  Reimbursement  is modified  pursuant to clauses (a) or
(b) above, once modified, it shall continue as the Services Reimbursement, adjusted in accordance with Section 2.1 (CPI), until such time as the Parties may agree (if at all) to a subsequent modification.

     (d) If the parties are unable to agree on a modification to the Services Reimbursement under Section 2.2(a) or (b) above, either party may submit the disagreement to mediation pursuant to the terms of Section 6.17 of this Agreement. Any final determination under Section 6.17 of the adjusted Services Reimbursement will be applied on a retroactive basis for the period as to which the Services Reimbursement adjustment was then sought.

     2.3 Provided Personnel

     Among other items, the Services Reimbursement includes all reasonable costs and expenses for the Provided Personnel, including, but not limited to:

          (i) Salaries and wages (including payroll and withholding taxes associated therewith) of employees seconded to OLP (the "Provided Personnel") to the extent, but only to the extent, such employees are seconded to and perform services for OLP; and

          (ii) the cost of employee benefits relating to Provided Personnel, including 401(k) (and any matching 401(k) contributions), pension, life insurance, disability insurance, retiree medical, and health insurance benefits, to the extent, but only to the extent, such costs represent the pro rata portion of the employee benefit costs directly attributable to the Period of Secondment (as defined in Section 3.2 hereof).

     The costs and expenses described in (i) and (ii) above are referred to as "Provided Personnel Expenses."

     2.4 Maintenance and Other Expenses. In addition to the Services Reimbursement, OLP will reimburse VRC-CA monthly for the reasonable and necessary maintenance and other expenses incurred by VRC-CA or any of its Affiliates that (i) are not Operational Services; (ii) are not directly paid by OLP or any of the Partnership Entities to third parties; and (iii) are allocable to the Tank Assets, including but not limited to those services and expenses (the "Other Services") listed on Exhibit E hereto. OLP shall reimburse VRC-CA for all reasonable and necessary (x) out-of-pocket expenses incurred by VRC-CA or any of its Affiliates exclusively in connection with the Other Services provided to the Tank Assets, (y) actual costs of any item purchased by VRC-CA or any of its Affiliates exclusively in connection with the Other Services, and (z) other expenses incurred by VRC-CA or any of its Affiliates in connection with the Other Services, including, but not limited to, payments to third parties for services rendered in connection with the Other Services.

     2.5 Cancellation or Reduction of Services

     OLP may terminate or reduce the level of any of the Operational Services and/or the Other Services on 30 days' prior written notice to VRC-CA. In the event OLP terminates the Operational Services and/or the Other Services, OLP shall pay VRC-CA the monthly installment for the last month (or portion thereof) in which it received services plus any amounts outstanding to VRC-CA and third party vendors for Other Services. Upon payment thereof, OLP shall have no further payment obligations. In the event that OLP reduces the level of any of the Operational and Other Services, the parties will negotiate in good faith to determine an appropriate Services Reimbursement for the remaining services.

                                   ARTICLE 3
                                   SECONDMENT

     3.1 Provided Personnel. Subject to the terms of this Agreement, VRC-CA agrees to second to OLP, and OLP agrees to accept the Secondment of, those certain specifically identified individuals listed in Exhibit B (the "Provided Personnel Schedule") for the purpose of performing job functions related to the Tank Assets. The Provided Personnel will be temporary employees of OLP during the Period of Secondment and shall, at all times during the Period of Secondment, work under the direction, supervision and control of OLP. Provided Personnel shall have no authority or apparent authority to act on behalf of VRC-CA during the Period of Secondment. The Provided Personnel Schedule sets forth the names of the Provided Personnel seconded by VRC-CA, the job functions of the Provided Personnel, and the starting and ending dates for the Period of Secondment of the Provided Personnel. Individuals may be added or removed from the Provided Personnel Schedule from time to time by the execution by the Parties of a completed "Addition/Removal/Change of Responsibility of Provided Personnel" form, the form of which is attached to this Agreement as Exhibit C, which will be fully binding on the Parties for all purposes under this Agreement. Those rights and obligations of the Parties under this Agreement that relate to individuals that were on the Provided Personnel Schedule but then later removed from the Provided Personnel Schedule, which rights and obligations accrued before the removal of such individual, will survive the removal of such individual from the Provided Personnel Schedule to the extent necessary to enforce such rights and obligations.

     3.2 Period of Secondment. VRC-CA will second, or cause its applicable Seconding Affiliate to second, to OLP such Provided Personnel on the start date set forth on the Provided Personnel Schedule and continuing, during the period (and only during the period) that the Provided Personnel are performing services for OLP, until the earlier of:

          (a)  the end of the term of this Agreement;

          (b) the end date set forth for the Provided Personnel on the Provided Personnel Schedule (or another end date for such Provided Personnel as mutually agreed in writing by the Parties) (the "End Date");

          (c) a withdrawal, departure, resignation or termination of such Provided Personnel under Section 3.3; or

          (d)  a termination  of Secondment  of such  Provided  Personnel  under
               Section 3.4.

     The period of time that any Provided Personnel is provided by VRC-CA to OLP is referred to in this Agreement as the "Period of Secondment." At the end of the Period of Secondment for any Provided Personnel, such Provided Personnel will no longer be subject to the direction by OLP of the Provided Personnel's day-to-day activities. The Parties acknowledge that certain of the Provided Personnel may also provide services to VRC-CA in connection with its operations ("Shared Provided Personnel") and the Parties intend that such Shared Provided Personnel shall only be seconded to OLP during those times that the Shared Provided Personnel are performing services for OLP hereunder.

     3.3 Withdrawal, Departure or Resignation. VRC-CA will use reasonable efforts to prevent any early withdrawal, departure or resignation of any Provided Personnel prior to the End Date for such Provided Personnel's Period of Secondment. If any Provided Personnel tenders his resignation to VRC-CA as an employee of VRC-CA, VRC-CA will promptly notify OLP. During the Period of Secondment of any Provided Personnel, VRC-CA will not voluntarily withdraw or terminate any Provided Personnel except with the written consent of OLP (which may be through the execution of a completed "Addition/Removal/Change of Responsibility of Provided Personnel" form as set forth on Exhibit C), such consent not to be unreasonably withheld. VRC-CA will indemnify, defend and hold harmless OLP, its directors, officers and employees against all Losses arising out of or in any way connected with or related to the termination of employment of the Provided Personnel by VRC-CA EVEN THOUGH SUCH LOSS MAY BE CAUSED BY THE NEGLIGENCE OF ONE OR MORE OF THE PARTNERSHIP ENTITIES, except to the extent that such Losses arise out of or result from the sole negligence, gross negligence or willful misconduct of any of the Partnership Entities. Upon the termination of employment, the Provided Personnel will cease performing services for OLP.

     3.4 Termination of Secondment. OLP will have the right to terminate the Secondment to OLP of any Provided Personnel for any reason at any time. Upon the termination of any Provided Personnel's Period of Secondment, VRC-CA will be solely liable for any costs or expenses associated with the termination of the Secondment, except as otherwise specifically set forth in this Agreement. VRC-CA will indemnify, defend and hold harmless OLP, its directors, officers and employees against all Losses arising out of or in any way connected with the termination of Secondment of the Provided Personnel by VRC-CA EVEN THOUGH SUCH LOSS MAY BE CAUSED BY THE NEGLIGENCE OF ONE OR MORE OF THE PARTNERSHIP ENTITIES, except to the extent that such Losses arise out of or result from the sole negligence, gross negligence or willful misconduct of any of the Partnership Entities. Upon the termination of a Secondment, the Provided Personnel will cease performing services for OLP.

     3.5   Supervision.   During   the   Period  of   Secondment,   OLP   shall:

     (a) be ultimately and fully responsible for the daily work assignments of the Provided Personnel (and with respect to Shared Provided Personnel, during those times that the Shared Provided Personnel are performing services for OLP hereunder), including supervision of their the day-to-day work activities and performance consistent with the purposes stated in Section 3.1 and the job functions set forth in the Provided Personnel Schedule;

     (b) set the hours of work and the holidays and vacation schedules (other than with respect to Shared Provided Personnel, as to which OLP and VRC-CA shall jointly determine) for Provided Personnel; and

     (c) have the right to determine training which will be received by the Provided Personnel.

     In the course and scope of performing any Provided Personnel job functions, the Provided Personnel will be integrated into the organization of OLP, will report into OLP's management structure, and will be under the direct management and supervision of Valero GP, LLC on behalf of the OLP. Valero GP, LLC on behalf of the OLP, shall designate one of its full-time employees who will be responsible for the supervisory function set forth in this Section 3.5 on behalf of OLP.

     3.6 Provided Personnel Qualifications; Approval. VRC-CA will provide such suitably qualified and experienced Provided Personnel as VRC-CA is able to make available to OLP, and OLP will have the right to approve such Provided Personnel.


                                   ARTICLE 4
                               ALLOCATION; RECORDS

     4.1 Allocation; Records. VRC-CA will use commercially reasonable efforts to maintain an allocation schedule reflecting the direct and indirect costs of the Provided Personnel Expenses based on the services that the Provided Personnel have provided to OLP in relation to the Tank Assets. OLP will use commercially reasonable efforts to keep and maintain books/records reflecting hours worked and costs and expenses incurred in connection with each of the Provided Personnel. OLP and its representatives will have the right to audit such records and such other records as OLP may reasonably require in connection with its verification of the Provided Personnel Expenses during regular business hours and on reasonable prior notice. Based on these records, OLP may request the adjustments under Section 2.2 above.

     4.2 Agent. Provided Personnel Expenses remain the primary legal responsibility of OLP as the employer of the Provided Personnel during the Secondment Period. VRC-CA agrees to act as agent for OLP in paying the Provided Personnel Expenses of the employees temporarily assigned under this Secondment Agreement. VRC-CA agrees to indemnify and hold OLP harmless from any and all Losses incurred by OLP or any of the other Partnership Entities related to VRC-CA's failure to carry out its duties as agent for the payment of Provided Personnel Expenses as set forth above.

                                    ARTICLE 5
                                      TERM

     The term of this Agreement will commence on the Effective Date and will continue for an initial period of ten years. Upon the expiration of the initial 10-year period, the term of this Agreement shall automatically extend for an additional five year period, unless either Party provides at least 30 days' prior written notice to the other Party prior to the expiration of such initial period that the Party wishes for this Agreement to expire at the end of the initial ten year period. After the initial five-year renewal period, the term of this Agreement shall automatically extend for additional five year periods, unless either Party provides at least prior written notice at least 30 days prior to the expiration of the applicable five year period, that the Party wishes for this Agreement to expire at the end of such five year period. Upon proper notice by a Party to the other Party, in accordance with this Article 5, that the Party wishes for this Agreement to expire on the expiration of the applicable five or ten year period, this Agreement shall not automatically extend, but shall instead expire upon the expiration of the five or ten year period and only those provisions that, by their terms, expressly survive this Agreement shall so survive. Notwithstanding the foregoing, OLP may terminate this agreement at any time upon 30 days prior written notice to VRC-CA and only those provisions that, by their terms, expressly survive this Agreement shall so survive.

                                   ARTICLE 6
                               GENERAL PROVISIONS

     6.1 Accuracy of Recitals. The paragraphs contained in the recitals to this Agreement are incorporated in this Agreement by this reference, and the Parties to this Agreement acknowledge the accuracy thereof.

     6.2 Notices. Any notice, demand, or communication required or permitted under this Agreement shall be in writing and delivered personally, by reputable courier, or by telecopier, and shall be deemed to have been duly given as of the date and time reflected on the delivery receipt if delivered personally or sent by reputable courier service, or on the automatic telecopier receipt if sent by telecopier, addressed as follows:

                           Valero Logistics Operations, L.P.
                           6000 North Loop 1604 West
                           San Antonio, Texas 78249
                           Attn: Mr. Curt Anastasio
                           Telecopy:  210-370-2304


                           VRC-CA: One Valero Place
                           San Antonio, Texas 78212
                           Attn:  Mr. Bill Klesse
                           Telecopy:  210-370-2660

A Party may change its address for the purposes of notices hereunder by giving notice to the other Party specifying such changed address in the manner specified in this Section 6.2.

     6.3 Further Assurances. The Parties agree to execute such additional instruments, agreements and documents, and to take such other actions, as may be necessary to effect the purposes of this Agreement.

     6.4 Modifications. Any actions or agreement by the Parties to modify this Agreement, in whole or in part, shall be binding upon the Parties, so long as such modification shall be in writing and shall be executed by all Parties with the same formality with which this Agreement was executed.

     6.5 No Third Party Beneficiaries. No Person not a Party to this Agreement will have any rights under this Agreement as a third party beneficiary or otherwise, including, without limitation, Provided Personnel.

     6.6 Relationship of the Parties.  Nothing in this Agreement will constitute
the  Partnership   Entities,   VRC-CA  or  its  Affiliates  as  members  of  any
partnership, joint venture, association, syndicate or other entity.

     6.7 Assignment. Neither Party will, without the prior written consent of the other Party, which consent shall not be unreasonably withheld, assign, mortgage, pledge or otherwise convey this Agreement or any of its rights or duties hereunder; provided, however, that either Party may assign or convey this Agreement without the prior written consent of the other Party to an Affiliate. Unless written consent is not required under this Section 6.7, any attempted or purported assignment, mortgage, pledge or conveyance by a Party without the written consent of the other Party shall be void and of no force and effect. No assignment, mortgage, pledge or other conveyance by a Party shall relieve the Party of any liabilities or obligations under this Agreement.

     6.8 Binding Effect. This Agreement will be binding upon, and will inure to the benefit of, the Parties and their respective successors, permitted assigns and legal representatives.

     6.9 Counterparts. This Agreement may be executed in any number of counterparts, each of which will be deemed to be an original, and all of which together shall constitute one and the same Agreement. Each Party may execute this Agreement by signing any such counterpart.

     6.10 Time of the Essence. Time is of the essence in the performance of this Agreement.

     6.11 Governing Law. This Agreement shall be deemed to be a contract made under, and for all purposes shall be construed in accordance with and governed by, the laws of the State of Texas excluding its conflicts of laws principles that would apply the laws of another jurisdiction.

     6.12 Delay or Partial Exercise Not Waiver. No failure or delay on the part of any Party to exercise any right or remedy under this Agreement will operate as a waiver thereof; nor shall any single or partial exercise of any right or remedy under this Agreement preclude any other or further exercise thereof or the exercise of any other right or remedy granted hereby or any related document. The waiver by either Party of a breach of any provisions of this Agreement will not constitute a waiver of a similar breach in the future or of any other breach or nullify the effectiveness of such provision.

     6.13 Entire Agreement. This Agreement constitutes and expresses the entire agreement between the Parties with respect to the subject matter hereof. All previous discussions, promises, representations and understandings relative thereto are hereby merged in and superseded by this Agreement.

     6.14 Waiver. To be effective, any waiver or any right under this Agreement will be in writing and signed by a duly authorized officer or representative of the Party bound thereby.

     6.15 Signatories Duly Authorized. Each of the signatories to this Agreement represents that he is duly authorized to execute this Agreement on behalf of the Party for which he is signing, and that such signature is sufficient to bind the Party purportedly represented.

     6.16 Incorporation of Exhibits by References. Any reference herein to any exhibit to this Agreement will incorporate it herein, as if it were set out in full in the text of this Agreement.

     6.17 Arbitration. Any disputes hereunder, including the inability of the Parties to agree to an adjustment to the Services Reimbursements pursuant to the provisions of Section 2.2, must be resolved through the use of binding arbitration using three arbitrators, in accordance with the Commercial Arbitration Rules of the American Arbitration Association, as supplemented to the extent necessary to determine any procedural appeal questions by the Federal Arbitration Act (Title 9 of the United States Code). If there is any inconsistency between this Section and the Commercial Arbitration Rules or the Federal Arbitration Act, the terms of this Section 6.17 will control the rights and obligations of the parties. Arbitration must be initiated within the applicable time limits set forth in this Agreement and not thereafter or if no time limit is given, within the time period allowed by the applicable statute of limitations. Arbitration may be initiated by a party ("Claimant") serving written notice on the other party ("Respondent") that the Claimant elects to refer a particular dispute to binding arbitration. Claimant's notice initiating binding arbitration must identify the arbitrator Claimant has appointed. The Respondent shall respond to Claimant within 30 days after receipt of Claimant's notice, identifying the arbitrator Respondent has appointed. If the Respondent fails for any reason to name an arbitrator within the 30-day period, Claimant shall petition to the American Arbitration Association for appointment of an arbitrator for Respondent's account. The two arbitrators so chosen shall select a third arbitrator within 30 days after the second arbitrator has been appointed. The Claimant will pay the compensation and expenses of the arbitrator named by or for it, and the Respondent will pay the compensation and expenses of the arbitrator named by or for it. The costs of petitioning for the appointment of an arbitrator, if any, shall be paid by Respondent. The Claimant and Respondent will each pay one-half of the compensation and expenses of the third arbitrator. All arbitrators must (a) be neutral parties who have never been officers, directors or employees of any of the Partnership Entities, VRC-CA or its Affiliates and (b) have not less than seven years experience in the energy industry. The hearing will be conducted in San Antonio, Texas and commence within 30 days after the selection of the third arbitrator. The Parties and the arbitrators should proceed diligently and in good faith in order that the award may be made as promptly as possible. Except as provided in the Federal
Arbitration Act, the decision of the arbitrators will be binding on and non-appealable by the parties hereto. The arbitrators shall have no right to grant or award indirect, consequential, punitive or exemplary damages of any kind.

                            [Signature page follows]

         AS WITNESS HEREOF, the Parties have caused this Agreement to be executed by their duly authorized representatives on the date herein above mentioned.

                                 VALERO REFINING COMPANY-CALIFORNIA

                                 By:      /s/ Michael S. Ciskowski
                                          ---------------------------
                                 Name:    Michael S. Ciskowski
                                 Title:   Senior Vice President


                                 VALERO LOGISTICS OPERATIONS, L.P.

                                 By:      Valero GP, Inc.

                                 By:      /s/ Curtis V. Anastasio
                                          -----------------------
                                 Name:    Curtis V. Anastasio
                                 Title:   Chief Executive Officer and President

                                    EXHIBIT A

                                   Definitions

     "Affiliate" means, with respect to any Person, (a) any other Person directly or indirectly controlling, controlled by or under common control with such Person, (b) any Person owning or controlling fifty percent (50%) or more of the voting interests of such Person, (c) any officer or director of such Person, or (d) any Person who is the officer, director, trustee, or holder of fifty percent (50%) or more of the voting interest of any Person described in clauses
(a) through (c). For purposes of this definition, the term "controls," "is controlled by" or "is under common control with" shall mean the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise. For purposes of this Agreement, no Partnership Entities shall be deemed to be an Affiliate of VRC-CA no shall VRC-CA be deemed to be an Affiliate of any Partnership Entities.

     "Agreement" shall mean this Services and Secondment Agreement, including all Exhibits and amendments to this Agreement.

     "Claimant" has the meaning set forth in Section 6.17.

     "Effective Date" has the meaning set forth in the preamble to this Agreement.

     "General Partner" means Riverwalk Logistics, L.P, a Delaware limited partnership.

     "Losses" means any and all costs, expenses (including reasonable attorneys' fees), claims, demands, losses, liabilities, obligations, actions, lawsuits and other proceedings, judgments and awards.

     "OLP" has the meaning set forth in the preamble to this Agreement.

     "OLP-GP" means Valero GP, Inc., a Delaware corporation and general partner of the OLP.

     "Operational Services" has the meaning set forth in Section 2.1. of this Agreement.

     "Other Services" has the meaning set forth in Section 2.4 of this Agreement.

     "Partnership" means Valero L.P., a Delaware limited partnership.

     "Partnership Entities" means the Partnership, Valero GP, OLP-GP, and OLP.

     "Parties" has the meaning set forth in the preamble to this Agreement.

     "Period of Secondment" has the meaning set forth in Section 3.2.

     "Person" means any individual or any partnership, corporation, limited liability company, trust, or other legal entity.

     "Provided Personnel" has the meaning set forth in Section 2.3.

     "Provided Personnel Expenses" has the meaning set forth in Section 2.3.

     "Provided Personnel Schedule" has the meaning set forth in Section 3.1.

     "Respondent" has the meaning set forth in Section 6.17.

     "Secondment" means each assignment of any Provided Personnel to OLP from VRC-CA in accordance with the terms of this Agreement.

     "Services Reimbursement" has the meaning set forth in Section 2.1. of this Agreement.

     "Shared Provided Personnel" has the meaning set forth in Section 3.2.

     "Tank Assets" has the meaning set forth in the Recitals to this Agreement.

     "Valero GP" has the meaning set forth in the preamble to this Agreement.

     "VRC-CA" has the meaning set forth in the preamble to this Agreement.

                                    EXHIBIT B

                               Provided Personnel

     In reference to that certain Services and Secondment Agreement, dated [DATE] (the "Secondment Agreement", terms with initial capital letters used but not defined herein shall have the meanings ascribed to such terms in the Secondment Agreement), between VALERO REFINING COMPANY-CALIFORNIA, a Delaware corporation, and VALERO LOGISTICS OPERATIONS, L.P., a Delaware limited partnership. All information on this form must be filled in for this form to be valid.


-------- ------------------ ------------------------ --------------- ----------
VRC-CA   Name of Provided   Title and Job Functions  Start Date      End Date
         Provided
         Personnel
-------- ------------------ ------------------------ --------------- ----------


-------- ------------------ ------------------------ --------------- ----------


-------- ------------------ ------------------------ --------------- ----------


-------- ------------------ ------------------------ --------------- ----------

                                    EXHIBIT C

      Addition/Removal/Change of Responsibility of Provided Personnel Form

     In reference to that certain Secondment Agreement, dated [DATE] (the "Secondment Agreement", terms with initial capital letters used but not defined herein shall have the meanings ascribed to such terms in the Secondment Agreement), VALERO REFINING COMPANY-CALIFORNIA, a Delaware corporation, and VALERO LOGISTICS OPERATIONS, L.P.

     In accordance with Section 2.1 of the Secondment Agreement, the Parties hereto wish to add remove, or change the responsibilities of the following individual or individuals to the Provided Personnel Schedule (all information must be filled in for this form to be valid):

                               Provided Personnel


--------- ----------------- ------------------------- ------------- ------------
VRC-CA    Name of Provided  Title and Job Functions   Start Date    End Date
          Personnel
--------- ----------------- ------------------------- ------------- ------------
--------- ----------------- ------------------------- ------------- ------------

--------- ----------------- ------------------------- ------------- ------------
--------- ----------------- ------------------------- ------------- ------------

--------- ----------------- ------------------------- ------------- ------------
--------- ----------------- ------------------------- ------------- ------------

--------- ----------------- ------------------------- ------------- ------------



VALERO LOGISTICS OPERATIONS, L.P.
VALERO REFINING COMPANY-CALIFORNIA

By: Valero GP, Inc.,

Its General Partner

By:      ______________________________     By:      ___________________________
Name:    ______________________________     Name:    ___________________________
Title:   ______________________________     Title:   ___________________________

                                    EXHIBIT D


Routine tank shell, tank valves & foundation maintenance & repairs

Routine maintenance and repairs on tank gauges & temperature calibration equipment


HS&E oversight (emergency response, safety inspections & permitting, firewater inspection, SPCC management, & OPA 90' Compliance)

Operations & oversight associated with gauging, level monitoring, reporting, water draw and tank valve operations

Cathodic protection monitoring, maintenance & repairs

Security and surveillance

Tank foundation grading and vegetation control

Dike Wall Maintenance & Repairs

Firewater system maintenance & repairs associated with tank fire protection

Such other routine maintenance and operational services as Valero Logistics may require in connection with the ownership and operation of the Tank Assets consistent with VRC-CA's past practices at the Tank Assets.

                                    EXHIBIT E

API 653 External Inspections (5-year schedule)

API 653 Internal Inspections(10-year schedule)

API 653 Maintenance & Repairs (10-year schedule)

Tank Cleaning Fees associated with API 653 Schedule

Tank painting and insulation repairs

                                                                    Exhibit 10.3

                        SERVICES AND SECONDMENT AGREEMENT

     This Services and Secondment Agreement ("Agreement"), dated as of March 18, 2003 (the "Effective Date"), is entered into between VALERO REFINING-TEXAS, L.P. ("VR-TX"), a Texas limited partnership, and VALERO LOGISTICS OPERATIONS, L.P. (the "OLP"), a Delaware limited partnership.

                                    RECITALS:

     WHEREAS, pursuant to that certain Contribution Agreement of even date herewith, VR-TX has contemporaneously with this Agreement contributed the Tank Assets (as such term is defined in the Contribution Agreement) located at VR-TX's Texas City, Texas refinery and its Corpus Christi (West Plant), Texas refinery (the "Tank Assets") to the OLP; and

     WHEREAS, VR-TX will provide to the OLP the operational and maintenance resources and services necessary to operate, manage and maintain the Tank Assets;

     WHEREAS, in connection with the provision of the operational and maintenance resources and services under this Agreement, VR-TX desires to second to OLP certain personnel employed or contracted by VR-TX in connection with the Tank Assets.

     NOW THEREFORE, in consideration of the premises and the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, VR-TX and OLP hereby agree as follows:

                                   ARTICLE 1
            DEFINITIONS; INTERPRETATION; USE OF SECONDING AFFILIATES

     1.1 Definitions. As used in this Agreement, (a) the terms defined in this Agreement will have the meanings so specified, and (b) capitalized terms not defined in this Agreement will have the meanings ascribed to those terms on Exhibit A to this Agreement.

     1.2 Interpretation. In this Agreement, unless a clear contrary intention appears: (a) the singular includes the plural and vice versa; (b) reference to any Person includes such Person's successors and assigns but, in the case of a Party, only if such successors and assigns are permitted by this Agreement, and reference to a Person in a particular capacity excludes such Person in any other capacity; (c) reference to any gender includes each other gender; (d) reference to any agreement (including this Agreement), document or instrument means such agreement, document, or instrument as amended or modified and in effect from time to time in accordance with the terms thereof and, if applicable, the terms of this Agreement; (e) reference to any Section means such Section of this Agreement, and references in any Section or definition to any clause means such clause of such Section or definition; (f) "hereunder," "hereof," "hereto" and words of similar import will be deemed references to this Agreement as a whole and not to any particular Section or other provision hereof or thereof; (g) "including" (and with correlative meaning "include") means including without limiting the generality of any description preceding such term; and (h) relative to the determination of any period of time, "from" means "from and including," "to" means "to but excluding" and "through" means "through and including."

     1.3 Legal Representation of Parties. This Agreement was negotiated by the Parties with the benefit of legal representation, and any rule of construction or interpretation requiring this Agreement to be construed or interpreted against any Party merely because such Party drafted all or a part of such Agreement will not apply to any construction or interpretation hereof or thereof.

     1.4 Titles and Headings. Section titles and headings in this Agreement are inserted for convenience of reference only and are not intended to be a part of, or to affect the meaning or interpretation of, this Agreement.

                                   ARTICLE 2
                      OPERATIONAL AND MAINTENANCE SERVICES

     2.1 Operational and Routine Maintenance Expenses

     VR-TX shall second the Provided Personnel to the OLP to provide the OLP with those operational and routine maintenance services in connection with the Tank Assets that are identified on Exhibit D to this Agreement ("Operational Services"). OLP will reimburse VR-TX in an annual amount of $2,200,000 for the Operational Services (the "Services Reimbursement"). The Services Reimbursement shall be paid in twelve equal monthly installments. On the first day of each month, VR-TX shall send an invoice to OLP for the Service Reimbursement and other expenses due under Section 2.4 for that month. OLP shall pay such invoice by the twentieth (20th) day of each month. VR-TX may increase the Services Reimbursement on each anniversary date of this Agreement by an amount not to exceed the proportionate increase in the Consumer Price Index-All Urban Consumers, All Items Index applicable to Houston, Texas ("CPI"), for the immediately preceding measurement year as published by the Department of Labor--Bureau of Labor Statistics. If the Department of Labor - Bureau of Labor Statistics ceases publishing the CPI, then the parties shall negotiate in good faith to select a substitute index that shall be used in place of the CPI. If the parties are unable to agree upon an appropriate substitute index, each party shall submit its recommendation for a substitute index to the Chaired Professor in Oil and Gas Law at the law school at Southern Methodist University in Dallas, Texas for his final and binding selection of a substitute index or indices. The parties shall each pay 1/2 of his fees as invoiced.

     2.2 Adjustments.

     (a) At least 30 days prior to each annual anniversary of the Effective Date, OLP will have the right to submit to VR-TX a proposal to reduce the amount of the Services Reimbursement for that year if OLP believes, in good faith, that the Operational Services performed by the Provided Personnel for the benefit of OLP for the 12-month period in question result in actual costs to VR-TX that are, in the aggregate, less than the Services Reimbursement for that year. If OLP submits such a proposal to VR-TX, VR-TX agrees that it will negotiate in good faith with OLP to determine if the Services Reimbursement for that year should be reduced and, if so, by how much.

     (b) Following the fifth anniversary of the Effective Date, VR-TX shall have the right, no more frequently than one time in any 36-month period, to submit to OLP a proposal to increase the amount of the Services Reimbursement for that year if VR-TX believes, in good faith, that the Operational Services performed by the Provided Personnel for the benefit of OLP for the period(s) in question result in actual costs to VR-TX and its Affiliates in excess of the Services Reimbursement for that period. If VR-TX submits such a proposal to OLP, OLP agrees that it will negotiate in good faith with VR-TX to determine if the Services Reimbursement should be increased and, if so, by how much.

     (c) If the Services  Reimbursement  is modified  pursuant to clauses (a) or
(b) above, once modified, it shall continue as the Services Reimbursement, adjusted in accordance with Section 2.1 (CPI), until such time as the Parties may agree (if at all) to a subsequent modification.

     (d) If the parties are unable to agree on a modification to the Services Reimbursement under Section 2.2(a) or (b) above, either party may submit the disagreement to mediation pursuant to the terms of Section 6.17 of this Agreement. Any final determination under Section 6.17 of the adjusted Services Reimbursement will be applied on a retroactive basis for the period as to which the Services Reimbursement adjustment was then sought.

     2.3 Provided Personnel

     Among other items, the Services Reimbursement includes all reasonable costs and expenses for the Provided Personnel, including, but not limited to:

          (i) Salaries and wages (including payroll and withholding taxes associated therewith) of employees seconded to OLP (the "Provided Personnel") to the extent, but only to the extent, such employees are seconded to and perform services for OLP; and

          (ii) the cost of employee benefits relating to Provided Personnel, including 401(k) (and any matching 401(k) contributions), pension, life insurance, disability insurance, retiree medical, and health insurance benefits, to the extent, but only to the extent, such costs represent the pro rata portion of the employee benefit costs directly attributable to the Period of Secondment (as defined in Section 3.2 hereof).

     The costs and expenses described in (i) and (ii) above are referred to as "Provided Personnel Expenses."

     2.4 Maintenance and Other Expenses. In addition to the Services Reimbursement, OLP will reimburse VR-TX monthly for the reasonable and necessary maintenance and other expenses incurred by VR-TX or any of its Affiliates that
(i) are not Operational Services; (ii) are not directly paid by OLP or any of the Partnership Entities to third parties; and (iii) are allocable to the Tank Assets, including but not limited to those services and expenses (the "Other Services") listed on Exhibit E hereto. OLP shall reimburse VR-TX for all reasonable and necessary (x) out-of-pocket expenses incurred by VR-TX or any of its Affiliates exclusively in connection with the Other Services provided to the Tank Assets, (y) actual costs of any item purchased by VR-TX or any of its Affiliates exclusively in connection with the Other Services, and (z) other expenses incurred by VR-TX or any of its Affiliates in connection with the Other Services, including, but not limited to, payments to third parties for services rendered in connection with the Other Services.

     2.5 Cancellation or Reduction of Services

     OLP may terminate or reduce the level of any of the Operational Services and/or the Other Services on 30 days' prior written notice to VR-TX. In the event OLP terminates the Operational Services and/or the Other Services, OLP shall pay VR-TX the monthly installment for the last month (or portion thereof) in which it received services plus any amounts outstanding to VR-TX and third party vendors for Other Services. Upon payment thereof, OLP shall have no further payment obligations. In the event that OLP reduces the level of any of the Operational and Other Services, the parties will negotiate in good faith to determine an appropriate Services Reimbursement for the remaining services.

                                   ARTICLE 3
                                   SECONDMENT

     3.1 Provided Personnel. Subject to the terms of this Agreement, VR-TX agrees to second to OLP, and OLP agrees to accept the Secondment of, those certain specifically identified individuals listed in Exhibit B (the "Provided Personnel Schedule") for the purpose of performing job functions related to the Tank Assets. The Provided Personnel will be temporary employees of OLP during the Period of Secondment and shall, at all times during the Period of Secondment, work under the direction, supervision and control of OLP. Provided Personnel shall have no authority or apparent authority to act on behalf of VR-TX during the Period of Secondment. The Provided Personnel Schedule sets forth the names of the Provided Personnel seconded by VR-TX, the job functions of the Provided Personnel, and the starting and ending dates for the Period of Secondment of the Provided Personnel. Individuals may be added or removed from the Provided Personnel Schedule from time to time by the execution by the Parties of a completed "Addition/Removal/Change of Responsibility of Provided Personnel" form, the form of which is attached to this Agreement as Exhibit C, which will be fully binding on the Parties for all purposes under this Agreement. Those rights and obligations of the Parties under this Agreement that relate to individuals that were on the Provided Personnel Schedule but then later removed from the Provided Personnel Schedule, which rights and obligations accrued before the removal of such individual, will survive the removal of such individual from the Provided Personnel Schedule to the extent necessary to enforce such rights and obligations.

     3.2 Period of Secondment. VR-TX will second, or cause its applicable Seconding Affiliate to second, to OLP such Provided Personnel on the start date set forth on the Provided Personnel Schedule and continuing, during the period (and only during the period) that the Provided Personnel are performing services for OLP, until the earlier of:

     (a)  the end of the term of this Agreement;

     (b) the end date set forth for the Provided Personnel on the Provided Personnel Schedule (or another end date for such Provided Personnel as mutually agreed in writing by the Parties) (the "End Date");

     (c) a withdrawal, departure, resignation or termination of such Provided Personnel under Section 3.3; or

     (d)  a termination of Secondment of such Provided  Personnel  under Section
          3.4.

     The period of time that any Provided Personnel is provided by VR-TX to OLP is referred to in this Agreement as the "Period of Secondment." At the end of the Period of Secondment for any Provided Personnel, such Provided Personnel will no longer be subject to the direction by OLP of the Provided Personnel's day-to-day activities. The Parties acknowledge that certain of the Provided Personnel may also provide services to VR-TX in connection with its operations ("Shared Provided Personnel") and the Parties intend that such Shared Provided Personnel shall only be seconded to OLP during those times that the Shared Provided Personnel are performing services for OLP hereunder.

     3.3 Withdrawal, Departure or Resignation. VR-TX will use reasonable efforts to prevent any early withdrawal, departure or resignation of any Provided
Personnel prior to the End Date for such Provided Personnel's Period of Secondment. If any Provided Personnel tenders his resignation to VR-TX as an employee of VR-TX, VR-TX will promptly notify OLP. During the Period of Secondment of any Provided Personnel, VR-TX will not voluntarily withdraw or terminate any Provided Personnel except with the written consent of OLP (which may be through the execution of a completed "Addition/Removal/Change of Responsibility of Provided Personnel" form as set forth on Exhibit C), such consent not to be unreasonably withheld. VR-TX will indemnify, defend and hold harmless OLP, its directors, officers and employees against all Losses arising out of or in any way connected with or related to the termination of employment of the Provided Personnel by VR-TX EVEN THOUGH SUCH LOSS MAY BE CAUSED BY THE NEGLIGENCE OF ONE OR MORE OF THE PARTNERSHIP ENTITIES, except to the extent that such Losses arise out of or result from the sole negligence, gross negligence or willful misconduct of any of the Partnership Entities. Upon the termination of employment, the Provided Personnel will cease performing services for OLP.

     3.4 Termination of Secondment. OLP will have the right to terminate the Secondment to OLP of any Provided Personnel for any reason at any time. Upon the termination of any Provided Personnel's Period of Secondment, VR-TX will be solely liable for any costs or expenses associated with the termination of the Secondment, except as otherwise specifically set forth in this Agreement. VR-TX will indemnify, defend and hold harmless OLP, its directors, officers and employees against all Losses arising out of or in any way connected with the termination of Secondment of the Provided Personnel by VR-TX EVEN THOUGH SUCH LOSS MAY BE CAUSED BY THE NEGLIGENCE OF ONE OR MORE OF THE PARTNERSHIP ENTITIES, except to the extent that such Losses arise out of or result from the sole negligence, gross negligence or willful misconduct of any of the Partnership Entities. Upon the termination of a Secondment, the Provided Personnel will cease performing services for OLP.

     3.5   Supervision.   During   the   Period  of   Secondment,   OLP   shall:

     (a) be ultimately and fully responsible for the daily work assignments of the Provided Personnel (and with respect to Shared Provided Personnel, during those times that the Shared Provided Personnel are performing services for OLP hereunder), including supervision of their the day-to-day work activities and performance consistent with the purposes stated in Section 3.1 and the job functions set forth in the Provided Personnel Schedule;

     (b) set the hours of work and the holidays and vacation schedules (other than with respect to Shared Provided Personnel, as to which OLP and VR-TX shall jointly determine) for Provided Personnel; and

     (c) have the right to determine training which will be received by the Provided Personnel.

     In the course and scope of performing any Provided Personnel job functions, the Provided Personnel will be integrated into the organization of OLP, will report into OLP's management structure, and will be under the direct management and supervision of Valero GP, LLC on behalf of the OLP. Valero GP, LLC, on behalf of the OLP, shall designate one of its full-time employees who will be responsible for the supervisory function set forth in this Section 3.5 on behalf of OLP.

     3.6 Provided Personnel Qualifications; Approval. VR-TX will provide such suitably qualified and experienced Provided Personnel as VR-TX is able to make available to OLP, and OLP will have the right to approve such Provided Personnel.


                                   ARTICLE 4
                               ALLOCATION; RECORDS

     4.1 Allocation; Records. VR-TX will use commercially reasonable efforts to maintain an allocation schedule reflecting the direct and indirect costs of the Provided Personnel Expenses based on the services that the Provided Personnel have provided to OLP in relation to the Tank Assets. OLP will use commercially reasonable efforts to keep and maintain books/records reflecting hours worked and costs and expenses incurred in connection with each of the Provided Personnel. OLP and its representatives will have the right to audit such records and such other records as OLP may reasonably require in connection with its verification of the Provided Personnel Expenses during regular business hours and on reasonable prior notice. Based on these records, OLP may request the adjustments under Section 2.2 above.

     4.2 Agent. Provided Personnel Expenses remain the primary legal responsibility of OLP as the employer of the Provided Personnel during the Secondment Period. VR-TX agrees to act as agent for OLP in paying the Provided Personnel Expenses of the employees temporarily assigned under this Secondment Agreement. VR-TX agrees to indemnify and hold OLP harmless from any and all Losses incurred by OLP or any of the other Partnership Entities related to VR-TX's failure to carry out its duties as agent for the payment of Provided Personnel Expenses as set forth above.

                                   ARTICLE 5
                                      TERM

     The term of this Agreement will commence on the Effective Date and will continue for an initial period of ten years. Upon the expiration of the initial 10-year period, the term of this Agreement shall automatically extend for an additional five year period, unless either Party provides at least 30 days' prior written notice to the other Party prior to the expiration of such initial period that the Party wishes for this Agreement to expire at the end of the initial ten year period. After the initial five-year renewal period, the term of this Agreement shall automatically extend for additional five year periods, unless either Party provides at least prior written notice at least 30 days prior to the expiration of the applicable five year period, that the Party wishes for this Agreement to expire at the end of such five year period. Upon proper notice by a Party to the other Party, in accordance with this Article 5, that the Party wishes for this Agreement to expire on the expiration of the applicable five or ten year period, this Agreement shall not automatically extend, but shall instead expire upon the expiration of the five or ten year period and only those provisions that, by their terms, expressly survive this Agreement shall so survive. Notwithstanding the foregoing, OLP may terminate this agreement at any time upon 30 days prior written notice to VR-TX and only those provisions that, by their terms, expressly survive this Agreement shall so survive.

                                   ARTICLE 6
                               GENERAL PROVISIONS

     6.1 Accuracy of Recitals. The paragraphs contained in the recitals to this Agreement are incorporated in this Agreement by this reference, and the Parties to this Agreement acknowledge the accuracy thereof.

     6.2 Notices. Any notice, demand, or communication required or permitted under this Agreement shall be in writing and delivered personally, by reputable courier, or by telecopier, and shall be deemed to have been duly given as of the date and time reflected on the delivery receipt if delivered personally or sent by reputable courier service, or on the automatic telecopier receipt if sent by telecopier, addressed as follows:

                           Valero Logistics Operations, L.P.
                           6000 North Loop 1604 West
                           San Antonio, Texas 78249
                           Attn: Mr. Curt Anastasio
                           Telecopy:  210-370-2304


                           VR-TX: One Valero Place
                           San Antonio, Texas 78212
                           Attn:  Mr. Bill Klesse
                           Telecopy:  210-370-2660

A Party may change its address for the purposes of notices hereunder by giving notice to the other Party specifying such changed address in the manner specified in this Section 6.2.

     6.3 Further Assurances. The Parties agree to execute such additional instruments, agreements and documents, and to take such other actions, as may be necessary to effect the purposes of this Agreement.

     6.4 Modifications. Any actions or agreement by the Parties to modify this Agreement, in whole or in part, shall be binding upon the Parties, so long as such modification shall be in writing and shall be executed by all Parties with the same formality with which this Agreement was executed.

     6.5 No Third Party Beneficiaries. No Person not a Party to this Agreement will have any rights under this Agreement as a third party beneficiary or otherwise, including, without limitation, Provided Personnel.

     6.6 Relationship of the Parties. Nothing in this Agreement will constitute the Partnership Entities, VR-TX or its Affiliates as members of any partnership, joint venture, association, syndicate or other entity.

     6.7 Assignment. Neither Party will, without the prior written consent of the other Party, which consent shall not be unreasonably withheld, assign, mortgage, pledge or otherwise convey this Agreement or any of its rights or duties hereunder; provided, however, that either Party may assign or convey this Agreement without the prior written consent of the other Party to an Affiliate. Unless written consent is not required under this Section 6.7, any attempted or purported assignment, mortgage, pledge or conveyance by a Party without the written consent of the other Party shall be void and of no force and effect. No assignment, mortgage, pledge or other conveyance by a Party shall relieve the Party of any liabilities or obligations under this Agreement.

     6.8 Binding Effect. This Agreement will be binding upon, and will inure to the benefit of, the Parties and their respective successors, permitted assigns and legal representatives.

     6.9 Counterparts. This Agreement may be executed in any number of counterparts, each of which will be deemed to be an original, and all of which together shall constitute one and the same Agreement. Each Party may execute this Agreement by signing any such counterpart.

     6.10 Time of the Essence. Time is of the essence in the performance of this Agreement.

     6.11 Governing Law. This Agreement shall be deemed to be a contract made under, and for all purposes shall be construed in accordance with and governed by, the laws of the State of Texas excluding its conflicts of laws principles that would apply the laws of another jurisdiction.

     6.12 Delay or Partial Exercise Not Waiver. No failure or delay on the part of any Party to exercise any right or remedy under this Agreement will operate as a waiver thereof; nor shall any single or partial exercise of any right or remedy under this Agreement preclude any other or further exercise thereof or the exercise of any other right or remedy granted hereby or any related document. The waiver by either Party of a breach of any provisions of this Agreement will not constitute a waiver of a similar breach in the future or of any other breach or nullify the effectiveness of such provision.

     6.13 Entire Agreement. This Agreement constitutes and expresses the entire agreement between the Parties with respect to the subject matter hereof. All previous discussions, promises, representations and understandings relative thereto are hereby merged in and superseded by this Agreement.

     6.14 Waiver. To be effective, any waiver or any right under this Agreement will be in writing and signed by a duly authorized officer or representative of the Party bound thereby.

     6.15 Signatories Duly Authorized. Each of the signatories to this Agreement represents that he is duly authorized to execute this Agreement on behalf of the Party for which he is signing, and that such signature is sufficient to bind the Party purportedly represented.

     6.16 Incorporation of Exhibits by References. Any reference herein to any exhibit to this Agreement will incorporate it herein, as if it were set out in full in the text of this Agreement.

     6.17 Arbitration. Any disputes hereunder, including the inability of the Parties to agree to an adjustment to the Services Reimbursements pursuant to the provisions of Section 2.2, must be resolved through the use of binding arbitration using three arbitrators, in accordance with the Commercial Arbitration Rules of the American Arbitration Association, as supplemented to the extent necessary to determine any procedural appeal questions by the Federal Arbitration Act (Title 9 of the United States Code). If there is any inconsistency between this Section and the Commercial Arbitration Rules or the Federal Arbitration Act, the terms of this Section 6.17 will control the rights and obligations of the parties. Arbitration must be initiated within the applicable time limits set forth in this Agreement and not thereafter or if no time limit is given, within the time period allowed by the applicable statute of limitations. Arbitration may be initiated by a party ("Claimant") serving written notice on the other party ("Respondent") that the Claimant elects to refer a particular dispute to binding arbitration. Claimant's notice initiating binding arbitration must identify the arbitrator Claimant has appointed. The Respondent shall respond to Claimant within 30 days after receipt of Claimant's notice, identifying the arbitrator Respondent has appointed. If the Respondent fails for any reason to name an arbitrator within the 30-day period, Claimant shall petition to the American Arbitration Association for appointment of an arbitrator for Respondent's account. The two arbitrators so chosen shall select a third arbitrator within 30 days after the second arbitrator has been appointed. The Claimant will pay the compensation and expenses of the arbitrator named by or for it, and the Respondent will pay the compensation and expenses of the arbitrator named by or for it. The costs of petitioning for the appointment of an arbitrator, if any, shall be paid by Respondent. The Claimant and Respondent will each pay one-half of the compensation and expenses of the third arbitrator. All arbitrators must (a) be neutral parties who have never been officers, directors or employees of any of the Partnership Entities, VR-TX or its Affiliates and (b) have not less than seven years experience in the energy industry. The hearing will be conducted in San Antonio, Texas and commence within 30 days after the selection of the third arbitrator. The Parties and the arbitrators should proceed diligently and in good faith in order that the award may be made as promptly as possible. Except as provided in the Federal
Arbitration Act, the decision of the arbitrators will be binding on and non-appealable by the parties hereto. The arbitrators shall have no right to grant or award indirect, consequential, punitive or exemplary damages of any kind.

                            [Signature page follows]

     IN WITNESS HEREOF, the Parties have caused this Agreement to be executed by their duly authorized representatives on the date herein above mentioned.

                             VALERO REFINING-TEXAS, L.P.
                             By: Valero Corporate Services Company,
                                 its general partner


                             By:      /s/ Michael S. Ciskowski
                                      ------------------------
                             Name:    Michael S. Ciskowski
                             Title:   Senior Vice President


                             VALERO LOGISTICS OPERATIONS, L.P.

                             By:      Valero GP, Inc., its general partner


                             By:      /s/ Curtis V. Anastasio
                                      -----------------------
                             Name:    Curtis V. Anastasio
                             Title:   Chief Executive Officer and President

                                    EXHIBIT A

                                   Definitions

     "Affiliate" means, with respect to any Person, (a) any other Person directly or indirectly controlling, controlled by or under common control with such Person, (b) any Person owning or controlling fifty percent (50%) or more of the voting interests of such Person, (c) any officer or director of such Person, or (d) any Person who is the officer, director, trustee, or holder of fifty percent (50%) or more of the voting interest of any Person described in clauses
(a) through (c). For purposes of this definition, the term "controls," "is controlled by" or "is under common control with" shall mean the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise. For purposes of this Agreement, no Partnership Entities shall be deemed to be an Affiliate of VR-TX no shall VR-TX be deemed to be an Affiliate of any Partnership Entities.

     "Agreement" shall mean this Services and Secondment Agreement, including all Exhibits and amendments to this Agreement.

     "Claimant" has the meaning set forth in Section 6.17.

     "Effective Date" has the meaning set forth in the preamble to this Agreement.

     "General Partner" means Riverwalk Logistics, L.P, a Delaware limited partnership.

     "Losses" means any and all costs, expenses (including reasonable attorneys' fees), claims, demands, losses, liabilities, obligations, actions, lawsuits and other proceedings, judgments and awards.

     "OLP" has the meaning set forth in the preamble to this Agreement.

     "OLP-GP" means Valero GP, Inc., a Delaware corporation and general partner of the OLP.

     "Operational Services" has the meaning set forth in Section 2.1. of this Agreement.

     "Other Services" has the meaning set forth in Section 2.4 of this Agreement.

     "Partnership" means Valero L.P., a Delaware limited partnership.

     "Partnership Entities" means the Partnership, Valero GP, OLP-GP, and OLP.

     "Parties" has the meaning set forth in the preamble to this Agreement.

     "Period of Secondment" has the meaning set forth in Section 3.2.

     "Person" means any individual or any partnership, corporation, limited liability company, trust, or other legal entity.

     "Provided Personnel" has the meaning set forth in Section 2.3.

     "Provided Personnel Expenses" has the meaning set forth in Section 2.3.

     "Provided Personnel Schedule" has the meaning set forth in Section 3.1.

     "Respondent" has the meaning set forth in Section 6.17.

     "Secondment" means each assignment of any Provided Personnel to OLP from VR-TX in accordance with the terms of this Agreement.

     "Services Reimbursement" has the meaning set forth in Section 2.1. of this Agreement.

     "Shared Provided Personnel" has the meaning set forth in Section 3.2.

     "Tank Assets" has the meaning set forth in the Recitals to this Agreement.

     "Valero GP" has the meaning set forth in the preamble to this Agreement.

     "VR-TX" has the meaning set forth in the preamble to this Agreement.

                                    EXHIBIT B

                               Provided Personnel

     In reference to that certain Services and Secondment Agreement, dated [DATE] (the "Secondment Agreement", terms with initial capital letters used but not defined herein shall have the meanings ascribed to such terms in the Secondment Agreement), between VALERO REFINING-TEXAS, L.P., a Texas limited partnership, and VALERO LOGISTICS OPERATIONS, L.P., a Delaware limited partnership. All information on this form must be filled in for this form to be valid.


------ ----------------- ----------------------- ---------- ---------
VR-TX  Name of Provided  Title and Job Functions Start Date End Date
       Personnel
------ ----------------- ----------------------- ---------- ---------


------ ----------------- ----------------------- ---------- ---------


------ ----------------- ----------------------- ---------- ---------


------ ----------------- ----------------------- ---------- ---------

                                    EXHIBIT C

      Addition/Removal/Change of Responsibility of Provided Personnel Form

     In reference to that certain Secondment Agreement, dated [DATE] (the "Secondment Agreement", terms with initial capital letters used but not defined herein shall have the meanings ascribed to such terms in the Secondment Agreement), VALERO REFINING-TEXAS, L.P., a Texas limited partnership, and VALERO LOGISTICS OPERATIONS, L.P.

     In accordance with Section 2.1 of the Secondment Agreement, the Parties hereto wish to add remove, or change the responsibilities of the following individual or individuals to the Provided Personnel Schedule (all information must be filled in for this form to be valid):

                               Provided Personnel


----- ----------------- ------------------------ ------------ -------------
VR-TX Name of Provided  Title and Job Functions  Start Date   End Date
      Personnel
----- ----------------- ------------------------ ------------ -------------

----- ----------------- ------------------------ ------------ -------------

----- ----------------- ------------------------ ------------ -------------

----- ----------------- ------------------------ ------------ -------------



VALERO LOGISTICS OPERATIONS, L.P.   VALERO REFINING-TEXAS, L.P.

By: Valero GP, Inc.,                By: Valero Corporate Services Company,

Its General Partner                 Its General Partner

By:      ________________________   By:      ______________________________
Name:    ________________________   Name:    ______________________________
Title:   ________________________   Title:   ______________________________

                                    EXHIBIT D


Routine tank shell, tank valves & foundation maintenance & repairs

Routine maintenance and repairs on tank gauges & temperature calibration equipment


HS&E oversight (emergency response, safety inspections & permitting, firewater inspection, SPCC management, & OPA 90' Compliance)

Operations & oversight associated with gauging, level monitoring, reporting, water draw and tank valve operations

Cathodic protection monitoring, maintenance & repairs

Security and surveillance

Tank foundation grading and vegetation control

Dike Wall Maintenance & Repairs

Firewater system maintenance & repairs associated with tank fire protection

Such other routine maintenance and operational services as Valero Logistics may require in connection with the ownership and operation of the Tank Assets consistent with VR-TX's past practices at the Tank Assets.

                                    EXHIBIT E

API 653 External Inspections (5-year schedule)
API 653 Internal Inspections (10-year schedule)
API 653 Maintenance & Repairs (10-year schedule)
Tank Cleaning Fees associated with API 653 Schedule
Tank painting and insulation repairs

                                                                    Exhibit 10.4

                         THROUGHPUT COMMITMENT AGREEMENT

     This Throughput Commitment Agreement ("Agreement") is dated as of this 18th day of March, 2003, by and among Valero Marketing and Supply Company, a Delaware corporation ("VMSC"), Valero Logistics Operations, L.P., a Delaware limited partnership (the "Operating Partnership"), and Valero L.P., a Delaware limited partnership (the "MLP").

                                    RECITALS:

     WHEREAS, pursuant to the terms and conditions of the Contribution Agreement, dated effective as of March 6, 2003 (the "Contribution Agreement"), by and among the Operating Partnership, the MLP and certain of its affiliates and Valero Pipeline Company, a Delaware corporation and an affiliate of VMSC ("VPC"), certain refined product pipeline, storage and terminalling assets (the "Contributed Assets") were contributed by VPC to the Operating Partnership in exchange for limited partner interests therein (the "Contribution"); and

     WHEREAS, the Operating Partnership is substantially dependent upon VMSC for the volumes of Refined Petroleum Products transported through, or otherwise handled at, the Contributed Assets such that a significant reduction in VMSC's use of the Contributed Assets would likely result in a correspondingly significant reduction in the financial and commercial success of the Operating Partnership in connection with the Contributed Assets; and

     WHEREAS, in connection with the Contribution, VPC agreed, as a condition to the closing of the transactions contemplated by the Contribution Agreement, to cause VMSC to enter into this Agreement; and

     WHEREAS, VMSC desires to enter into this Agreement for the benefit of the Operating Partnership;

                                   AGREEMENT:

     NOW, THEREFORE, in consideration of the covenants and obligations contained herein and in the agreements relating to the Contribution, the parties to this Agreement hereby agree as follows:

     Section 1. Definitions. Capitalized terms used throughout this Agreement and not otherwise defined herein shall have the meanings set forth below.

     "Annual Measurement Period" shall mean each of (a) the period from April 1, 2003 through December 31, 2003, (b) each calendar year during the term of this Agreement and (c) the period ending on the last day of the calendar year during which this Agreement terminates and beginning on the first day of the calendar year in which such termination occurs.

     "Applicable Law" shall mean any applicable statute, law, regulation, ordinance, rule, judgment, rule of law, order, decree, permit, approval, concession, grant, franchise, license, agreement, requirement, or other governmental restriction or any similar form of decision of, or any provision or condition of any permit, license or other operating authorization issued under any of the foregoing by, or any determination by any Governmental Authority having or asserting jurisdiction over the matter or matters in question, whether now or hereafter in effect and in each case as amended (including without limitation, all of the terms and provisions of the common law of such Governmental Authority), as interpreted and enforced at the time in question.

     "Arbitrable Dispute" shall mean any and all disputes, Claims, counterclaims, demands, causes of action, controversies and other matters in question between any of the Partnership Parties, on the one hand, and VMSC, on the other hand, arising out of or relating to this Agreement or the alleged breach hereof, or in any way relating to the subject matter of this Agreement or the relationship between any of the Partnership Parties, on the one hand, and VMSC, on the other hand, created by this Agreement regardless of whether (a) allegedly extra-contractual in nature, (b) sounding in contract, tort or otherwise, (c) provided for by Applicable Law or otherwise or (d) seeking damages or any other relief, whether at law, in equity or otherwise.

     "Claim" shall mean any existing or threatened future claim, demand, suit, action, investigation, proceeding, governmental action or cause of action of any kind or character (in each case, whether civil, criminal, investigative or administrative), known or unknown, under any theory, including those based on theories of contract, tort, statutory liability, strict liability, employer liability, premises liability, products liability, breach of warranty or malpractice.

     "Controlled Affiliates" shall mean an entity that directly or indirectly through one or more intermediaries is controlled by Valero Energy Corporation (including, without limitation, VMSC), excluding the Partnership Parties and Subsidiaries. For the purposes of this definition, "control" (including with correlative meaning, the term "controlled by"), as used with respect to any such entity, shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of such entity, whether through the ownership of voting securities, by agreement or otherwise.

     "Corpus Refinery" shall mean the East and West Plants of the refinery located in Corpus Christi, Texas owned and operated by a Controlled Affiliate.

     "Corpus Refinery Production" shall mean all of the Refined Products transported from the Corpus Refinery, whether transported by pipeline, truck or other means.

     "Edinburg   Pipeline"  shall  mean  the  refined  products   pipeline  that
originates in Corpus Christi, Texas and terminates in Edinburg, Texas.

     "Governmental Authority" shall mean any federal, state, local or foreign government or any provincial, departmental or other political subdivision thereof, or any entity, body or authority exercising executive, legislative, judicial, regulatory, administrative or other governmental functions or any court, department, commission, board, bureau, agency, instrumentality or administrative body of any of the foregoing.

     "Houston Pipeline" shall mean the refined products pipeline that originates in Corpus Christi, Texas, and terminates in Houston, Texas.

     "Measurement Period" shall mean an Annual Measurement Period or a Quarterly Measurement Period.

     "Partnership Parties" shall mean the Operating Partnership, the MLP, Riverwalk Logistics, L.P., a Delaware limited partnership (the "General Partner"), Valero GP, LLC, a Delaware limited liability company ("Valero LLC"), Valero GP, Inc., a Delaware corporation ("Valero GP").

     "Pipeline Committed Volumes" shall have the meaning set forth on Schedule 1 hereto.

     "Pipeline  Shortfall  Obligation"  shall  have  the  meaning  set  forth on
Schedule 1 hereto.

     "Prime Rate" shall mean the prime rate per annum established by The Chase Manhattan Bank, or if The Chase Manhattan Bank no longer establishes a prime rate for any reason, the prime rate per annum established by the largest U.S. bank measured by deposits from time to time as its base rate on corporate loans, automatically fluctuating upward or downward with each announcement of such prime rate.

     "Quarterly Measurement Period" shall mean each of (a) the period from April 1, 2003 through June 30, 2003 and (b) each calendar quarter during the term of this Agreement that does not end on December 31.

     "Refined Products" shall mean gasoline and distillates.

     "Refined Product Pipelines" shall mean, collectively, the Corpus Christi to Houston Pipeline, the Corpus Christi to San Antonio Pipeline and the Corpus
Christi to Edinburg Pipeline that were contributed by VPC to the Operating Partnership pursuant to the Contribution Agreement.

     "Refined Product Terminals" shall mean, collectively, the refined products terminals located in Edinburg, Texas and San Antonio, Texas and the asphalt terminal located in Houston, Texas that were contributed by VPC to the Operating Partnership pursuant to the Contribution Agreement.

     "Refineries" shall mean the Three Rivers Refinery and the Corpus Refinery.

     "San Antonio Pipeline" shall mean the bi-directional refined products pipeline that originates in Corpus Christi, Texas and terminates in San Antonio, Texas, and, for purposes of provisions of this Agreement, consists of two segments, the "San Antonio North Segment" that extends from the Three Rivers Refinery to San Antonio and the "San Antonio South Segment" that extends from the Three Rivers Refinery south to Corpus Christi.

     "Shortfall" for any Measurement Period shall mean:

          (a) with respect to each Refined Product Pipelines, the excess of the Pipeline Committed Volumes (as such number may be reduced pursuant to Section 3) under this Agreement for each Refined Product Pipelines over the sum of the number of barrels of Refined Product (or raffinate with respect to the San Antonio South Segment) actually transported by VMSC in each such Refined Product Pipelines during such Measurement Period (as further specified on Schedule 1 hereto), and

          (b) with respect to Refined Product Terminals, the excess of the Terminal Committed Volumes for each Refined Product Terminal (as such number may be reduced pursuant to Section 3) under this Agreement over the number of barrels of Refined Product (or asphalt with respect to the Houston Asphalt Terminal) actually terminalled by VMSC in each such Refined Product Terminals during such Measurement Period.

     "Shortfall Obligation" with respect to any Measurement Period shall mean the sum of the Pipeline Shortfall Obligation and the Terminal Shortfall Obligation.

     "Subsidiary" shall mean any entity in which the Operating Partnership, directly or indirectly through one or more intermediaries, has an ownership interest.

     "Terminal Committed Volumes" shall have the meaning set forth on Schedule 1 hereto.

     "Terminal  Shortfall  Obligation"  shall  have  the  meaning  set  forth on
Schedule 1 hereto.

     "Three Rivers Refinery" shall mean the refinery located near Three Rivers, Texas owned and operated by a Controlled Affiliate.

     "Three Rivers Refinery Production" shall mean all of the Refined Products transported from the Three Rivers Refinery, whether transported by pipeline, truck or other means.

     Section 2. Agreement to Use Pipelines and Terminals

     During the term of this Agreement and subject to the terms and conditions of this Agreement, VMSC agrees as follows:

     (a) Refined Product Pipelines. Subject to Section 3, calculated on an average basis over each Measurement Period, VMSC will, and will cause its Controlled Affiliates to, transport in the Refined Product Pipelines the Pipeline Committed Volumes.

     (b) Terminalling Assets. Subject to Section 3, calculated on an average basis over each Measurement Period, VMSC will, and will cause its Controlled Affiliates to, utilize the Refined Product Terminals for terminalling services for the Terminal Committed Volumes.

     (c) Transport Through Multiple Pipelines. No barrel of Refined Products that has already been transported in one Refined Product Pipeline and that has been counted as a barrel transported in the Refined Product Pipelines for purposes of Section 2(a) shall be counted again as a barrel transported for purposes of Section 2(a), notwithstanding that it is transported in one or more additional Refined Product Pipelines.

     Section 3. Exceptions to VMSC' Obligations

     (a) Failure of Operating Partnership to Provide Services. VMSC shall not be deemed to have failed to satisfy its obligations under Section 2(a) or (b), as applicable, if VMSC and its Controlled Affiliates are unable to ship or terminal the required volumes solely because of the inability of the Operating Partnership to transport or terminal volumes of Refined Products made available for shipment or terminalling by VMSC and its Controlled Affiliates, whether because of operational difficulties with the Refined Product Pipelines or Refined Product Terminals or otherwise

     (b) Force Majeure. The failure or omission by VMSC to carry out or observe any of the terms or provisions of this Agreement shall not give rise to any claim for Shortfall Obligations, if such failure or omission shall arise or result from or be caused by any event or condition caused by or resulting from acts of God, strikes, lockouts or other industrial disturbances, acts of the public enemy, wars, blockades, insurrections, riots, storms, floods, washouts, arrests, the order of any court or governmental authority having jurisdiction while the same is in force and effect, civil disturbances, explosions, breakage, accident to machinery, storage tanks or lines of pipe, inability to obtain or unavoidable delay in obtaining material, equipment, right of way easements, franchises, or permits, and any other causes whether of the kind herein enumerated or otherwise, but in each case not reasonably within the control of the party claiming suspension and which by the exercise of due diligence such party is unable to prevent or overcome.

     Section 4. Agreement to Remain Shipper

     With respect to any Refined Products that are produced at a Refinery and transported in any Refined Product Pipeline or handled at any Refined Product Terminal, VMSC agrees that it will, and will cause its Controlled Affiliates to, continue their historical commercial practice of VMSC or its customers owning such Refined Products from such point as such Refined Products leave the Refinery until at least such point as they will not be further transported in a Refined Product Pipeline or handled at a Refined Product Terminal and to continue VMSC (or its customers) acting in the capacity of the shipper of any such Refined Products for their own account at all times that such Refined Products are in a Refined Product Pipeline or being handled at a Refined Product Terminal.

     Section 5. Agreement not to Challenge Tariff Rates or Terminal Charges

     (a) VMSC agrees not to challenge, nor to cause its Controlled Affiliates to challenge, nor to encourage or recommend to any other person that it challenge, in any forum, existing or future interstate or intrastate tariff rates (including joint tariffs) of the Operating Partnership and its Subsidiaries for transportation of Refined Products on the Refined Product Pipelines. VMSC agrees neither to protest nor to file a complaint, nor to cause its Controlled Affiliates to protest or to file a complaint, concerning regulatory filings of the Operating Partnership and its Subsidiaries to change interstate or intrastate tariff rates (including joint tariffs) for transportation of Refined Products on the Refined Product Pipelines. VMSC agrees not to seek, nor to cause its Controlled Affiliates to seek, nor to encourage or recommend to any other person that it seek regulatory review of, or the imposition of regulatory jurisdiction over, the contractual rates charged by the Operating Partnership and its Subsidiaries for terminalling services at the Refined Product Terminals or to challenge, in any forum, such rates or changes to such rates.

     (b) Subject to the specific provisions of Section 5(c) below, the Partnership Parties agree that if they desire to increase the then current tariffs on any of the Refined Product Pipelines, they shall provide VMSC with notice at least 30 days prior to the date on which the Partnership Parties wish to make the increase effective and VMSC and the Partnership Parties shall negotiate in good faith regarding such proposed tariff increase. If VMSC and the Partnership Parties are unable to agree on a tariff increase, the dispute shall be an Arbitrable Dispute subject to resolution under Section 10(f). Notwithstanding the foregoing, the Partnership Parties may adjust the tariffs on each of the Refined Product Pipelines without the necessity of complying with the foregoing provisions of this Section 5(b) by amounts equal to the adjustments that would be permitted under the Federal Energy Regulatory Commission (FERC)'s Oil Pipeline Rate Methodologies and Procedures as set forth in 18 CFR Part 342.3 (annual indexing) if such Refined Product Pipelines were subject to FERC jurisdiction.

     (c) The Partnership Parties and VPC have identified a 60-mile segment of the Edinburg Pipeline (from Seeligson Pump Station north to Origin Station) that may require repair and/or replacement (as further provided in the Contribution Agreement) to allow the Edinburg Pipeline to continue operating at its defined operating capacity. If shipments by VMSC on the Edinburg Pipeline are reduced as a result of such repairs or replacements, the Partnership Parties may increase the tariff for the Edinburg Pipeline to the extent necessary to compensate the Partnership Parties for the reduced throughput during such repair period. Following the earlier to occur of the completion of such repairs and such time at which a reasonably prudent pipeline operator could operate the Edinburg Pipeline at a capacity level equal to the Edinburg Pipeline's then defined operating capacity, the Partnership Parties and VMSC shall negotiate in good faith a decrease(s) to the tariff. If the Partnership Parties and VMSC are unable to agree on a tariff decrease, the dispute shall be an Arbitrable Dispute subject to resolution under Section 10(f).

     (d) The obligations of VMSC under this Section 5 were a material consideration to the Operating Partnership for entering into the Contribution Agreement and the Operating Partnership has entered into the Contribution Agreement in reliance upon the performance of VMSC's obligations under this
Section 5.

     Section 6. Effectiveness and Term

     This Agreement shall be effective as of March __, 2003. The Agreement shall extend for a term of seven years from such date and shall terminate at 12:01 a.m. San Antonio, Texas, time on the seventh anniversary of such date, unless extended by written mutual agreement of the parties hereto.

     Section 7. Notices

     All notices, requests, demands, and other communications pertaining to this Agreement shall be delivered personally, or by registered or certified mail (postage prepaid and return receipt requested), or by express carrier or delivery service, or by telecopy, to the parties hereto at the addresses below (or at such other addresses as shall be specified by notice under this Section
7):

          (i) if to VMSC:

              Valero Marketing & Supply Company
              One Valero Place
              San Antonio, Texas 78212
              Attn:  Chief Operating Officer
              Telecopy:  (210) 370-2660

          (ii) if to the Operating Partnership, the MLP, the General Partner or Valero LLC:

               Valero, L.P.
               6000 North Loop 1604 West
               San Antonio, Texas 78249
               Attn:  President
               Telecopy: (210) 370-2304

     Section 8. Successors and Assigns

     This Agreement shall inure to the benefit of, and shall be binding upon, VMSC, the Operating Partnership and the MLP and their respective successors and permitted assigns. Successors shall include any corporation (limited liability or otherwise), any partnership (limited or otherwise), or any person which succeeds to a controlling interest in, or all of the economic interest of, VMSC, the Operating Partnership or the MLP, as applicable. The parties hereto agree to require their respective successors, if any, to expressly assume, in a form of agreement acceptable to the other parties, the obligations under this Agreement.

     Section 9. Certification and Shortfall Payment

     (a) Certification. Not later than 45 days after the end of each Measurement Period, the chief financial officer of VMSC shall deliver a certificate (the "Certificate") to the Operating Partnership certifying whether or not there has been a Shortfall with respect to such Measurement Period and if so, the amount of any Shortfall Obligation that VMSC is obligated to pay with respect to such Measurement Period pursuant to Section 9(e).

     The Certificate shall further set forth calculations and other information evidencing compliance with each of Section 2(a) and Section 2(b), and, if any exception provided for pursuant to Section 3 of this Agreement is being relied upon, (i) specifying which provision of Section 3 is applicable, (ii) specifying in reasonable detail the basis for reliance on such provision, (iii) specifying in reasonable detail the volume of Refined Products, as applicable, by which the applicable Section 2 obligation should be reduced by reason of the applicable provision of Section 3, and (iv) specifying in reasonable detail the basis for such volume reduction calculation.

     (b) Review of Information. During the 45-day period following receipt of the Certificate, the Operating Partnership and its independent public accountants will be permitted to review the accounting records of VMSC and any applicable Controlled Affiliates, any working papers of independent public accountants of VMSC and its Controlled Affiliates prepared in connection with the Certificate and such additional information as the Operating Partnership or its independent public accountants shall reasonably request for the purpose of determining whether VMSC has correctly calculated whether there is a Shortfall with respect to the Measurement Period covered by the Certificate and, if so, the amount of any Shortfall Obligation for such Measurement Period. In this connection, VMSC and the Operating Partnership and their respective independent public accountants shall, and VMSC shall cause its Controlled Affiliates to, cooperate with each other.

     (c) Notice of Disagreement. If, in connection with the period of review and consultation provided for in Section 9(b), the Operating Partnership has reason to believe that VMSC has not correctly calculated the amount of any Shortfall or Shortfall Obligation with respect to such Measurement Period in accordance with this Agreement, then within 45 days following receipt of the Compliance Certificate, the Operating Partnership may give VMSC a written notice of its disagreement (a "Notice of Disagreement"). If such Notice of Disagreement is not timely given by the Operating Partnership, VMSC will not have any liability under this Section 9. Any Notice of Disagreement shall specify in reasonable detail the Operating Partnership's calculation of the Shortfall and Shortfall Obligation. If a Notice of Disagreement is received by VMSC in a timely manner, then the determination of whether VMSC has correctly calculated the amount of any Shortfall or Shortfall Obligation with respect to such Measurement Period in accordance with this Agreement, and, if it has not, the amount of the Shortfall or Shortfall Obligation shall become final and binding upon all parties hereto on either (i) the date the chief financial officers of VMSC and the General Partnership (on behalf of the Operating Partnership) resolve in writing any differences they have with respect to the matters specified in the Notice of Disagreement or (ii) the date any disputed matters are finally resolved in writing by the Accounting Firm pursuant to Section 9(d), as applicable.

     (d) Settling of Disagreements. If a Notice of Disagreement is delivered, within 15 days thereafter, the chief financial officers of VMSC and the General Partnership (on behalf of the Operating Partnership) shall meet or communicate by telephone at a mutually acceptable time and place, and thereafter as often as they reasonably deem necessary and shall negotiate in good faith to attempt to resolve any differences which they may have with respect to matters specified in the Notice of Disagreement. During the 30-day period following delivery of the Notice of Disagreement, VMSC and its independent public accountants shall have access to the working papers of the Operating Partnership relating to the Notice of Disagreement and the working papers of the Operating Partnership's independent public accountants prepared in connection with the Notice of Disagreement. If such differences are not resolved within 30 days following delivery of the Notice of Disagreement, VMSC and the Operating Partnership shall, within 45 days following the delivery of the Notice of Disagreement, submit to a dispute resolution group of an independent public accounting firm (the "Accounting Firm") for review and resolution any and all matters which remain in dispute and which were properly included in the Notice of Disagreement, in the form of a written brief. The scope of the Accounting Firm's review shall include determining whether there has been a Shortfall with respect to such Measurement Period and, if so, the amount of the Shortfall Obligation with respect to such Measurement Period. The Accounting Firm shall be such nationally recognized independent public accounting firm as shall be agreed upon by VMSC and the Operating Partnership in writing. The Accounting Firm's decision shall be accompanied by a certificate of the Accounting Firm that it reached its decision in accordance with the provisions of this Section 9(d). The parties agree to use commercially reasonably best efforts to cause the Accounting Firm to render a decision resolving the matters submitted to the Accounting Firm within 30 days following submission. The parties agree that judgment may be entered upon the determination of the Accounting Firm in any District Court in Bexar County, Texas. The fees and expenses of the Accounting Firm shall be borne by VMSC and the Operating Partnership in inverse proportion as they may prevail on matters resolved by the Accounting Firm, which proportionate allocations shall also be determined by the Accounting Firm at the time the determination of the Accounting Firm is rendered on the merits of the matters submitted. Any fees and disbursements of independent public accountants of VMSC or the Operating Partnership incurred in connection with their preparation or review of the Compliance Certificate or the Notice of Disagreement shall be borne by the party retaining such independent public accountants.

     (e) (i) If it is finally determined pursuant to this Section 9 that there is a Shortfall Obligation with respect to any Quarterly Measurement Period (including any Shortfall Obligation carried forward from a prior Quarterly Measurement Period), VMSC shall promptly pay such Shortfall Obligation to the Operating Partnership; provided, however, that if the amount of such Shortfall Obligation with respect to any Quarterly Measurement Period is less than $2.5 million, VMSC is not obligated to pay such Shortfall Obligation at such time, in which event such Shortfall Obligation shall be carried forward to the next Quarterly Measurement Period in the Annual Measurement Period containing such Quarterly Measurement Period.

          (ii) If it is finally determined pursuant to this Section 9 that there is a Shortfall Obligation with respect to any Annual Measurement Period, then (A) if the amount of such Shortfall Obligation exceeds the amount of the Shortfall Obligations for the three prior Quarterly Measurement Periods actually paid by VMSC, then VMSC shall promptly pay the amount of such excess to the Operating Partnership and (B) if the amount of the Shortfall Obligations for the three prior Quarterly Measurement Periods actually paid by VMSC exceeds the amount of such Shortfall Obligation, then the Operating Partnership shall promptly pay the amount of such excess to VMSC.

          (iii) If it is finally determined pursuant to this Section 9 that there is no Shortfall Obligation with respect to any Annual Measurement Period, then the Operating Partnership shall promptly refund to VMSC any Shortfall Obligations actually paid by VMSC for the three prior Quarterly Measurement Periods.

     (f) Payment. Any payment by VMSC of a Shortfall Obligation required pursuant to Section 9(e) shall be made in immediately available funds, plus interest on such amount at the Prime Rate from the 45th day after the end of the Measurement Period in which such Shortfall Obligation arose to the date of payment. Any refund by the Operating Partnership of any payment by VMSC of a Shortfall Obligation shall be made in immediately available funds, plus interest on such amount at the Prime Rate from the date of payment of such Shortfall Obligation to the date of refund.

Section 10.       Miscellaneous

     (a) VMSC Intention as to Refineries. VMSC represents to the Partnership Parties that, as of the date of this Agreement, it does not intend to close or dispose of any of the Refineries or to cause any changes that would have a material adverse effect on the operation of any of the Refineries. Furthermore, any such sale of one or more of the Refineries shall not eliminate or diminish VMSC's obligations under Section 2.

     (b) Amendments and Waivers. No amendment or modification of this Agreement shall be valid unless it is in writing and signed by the parties hereto and, in the case of any amendment or modification materially adverse to the Operating Partnership, approved by the Conflicts Committee of the MLP. No waiver of any provision of this Agreement shall be valid unless it is in writing and signed by the party against whom the waiver is sought to be enforced, and, in the case of any waiver by the Operating Partnership, approved by the Conflicts Committee of the MLP. No failure or delay in exercising any right hereunder, and no course of conduct, shall operate as a waiver of any provision of this Agreement. No single or partial exercise of a right hereunder shall preclude further or complete exercise of that right or any other right hereunder.

     (c) Permitted Assignments. Neither this Agreement nor any of the rights or obligations hereunder shall be assigned without the prior written consent of VMSC (in the case of any assignment by the Operating Partnership or the MLP) or the Operating Partnership, with the approval of the Conflicts Committee (in the case of any assignment by VMSC); provided, however, that the Operating Partnership may make such an assignment to an affiliate of the Operating Partnership. Any attempt to make an assignment otherwise than as permitted by the foregoing shall be null and void. Any assignment agreed to by VMSC or the Operating Partnership, as applicable, shall not relieve the assignor of its obligations under this Agreement.

     (d) Severability. If any provision of this Agreement shall be held invalid or unenforceable by a court or regulatory body of competent jurisdiction, the remainder of this Agreement shall remain in full force and effect.

     (e) No Inconsistent Actions. No party hereto shall undertake any course of action inconsistent with the provisions of this Agreement. Without limiting the foregoing sentence, no party hereto shall enter into, modify, amend, or waive any contract right or obligation if such action would conflict with or impair the rights and protections granted to any other party under this Agreement.

     (f) Arbitration Provision. Except as provided in Section 9, any and all Arbitrable Disputes must be resolved through the use of binding arbitration using three arbitrators, in accordance with the Commercial Arbitration Rules of the American Arbitration Association, as supplemented to the extent necessary to determine any procedural appeal questions by the Federal Arbitration Act (Title 9 of the United States Code). If there is any inconsistency between this Section and the Commercial Arbitration Rules or the Federal Arbitration Act, the terms of this Section will control the rights and obligations of the parties. Arbitration must be initiated within the applicable time limits set forth in this Agreement and not thereafter or if no time limit is given, within the time period allowed by the applicable statute of limitations. Arbitration may be initiated by a party ("Claimant") serving written notice on the other party ("Respondent") that the Claimant elects to refer the Arbitrable Dispute to binding arbitration. Claimant's notice initiating binding arbitration must identify the arbitrator Claimant has appointed. The Respondent shall respond to Claimant within 30 days after receipt of Claimant's notice, identifying the arbitrator Respondent has appointed. If the Respondent fails for any reason to name an arbitrator within the 30 day period, Claimant shall petition to the American Arbitration Association for appointment of an arbitrator for Respondent's account. The two arbitrators so chosen shall select a third arbitrator within 30 days after the second arbitrator has been appointed. The Claimant will pay the compensation and expenses of the arbitrator named by or for it, and the Respondent will pay the compensation and expenses of the arbitrator named by or for it. The costs of petitioning for the appointment of an arbitrator, if any, shall be paid by Respondent. The Claimant and Respondent will each pay one-half of the compensation and expenses of the third arbitrator. All arbitrators must (a) be neutral parties who have never been officers, directors or employees of VMSC, the Operating Partnership or any of their affiliates and (b) have not less than seven years experience in the energy industry. The hearing will be conducted in San Antonio, Texas and commence within 30 days after the selection of the third arbitrator. VMSC, the Operating Partnership and the arbitrators should proceed diligently and in good faith in order that the award may be made as promptly as possible. Except as provided in the Federal Arbitration Act, the decision of the arbitrators will be binding on and non-appealable by the parties hereto. The arbitrators shall have no right to grant or award indirect, consequential, punitive or exemplary damages of any kind.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, the undersigned parties have executed this Agreement as of the date first written above.

                               VALERO MARKETING AND SUPPLY COMPANY

                               By: /s/ William R. Klesse
                                   ---------------------------------------------
                               Name:  William R. Klesse
                               Title: Executive Vice President



                               VALERO LOGISTICS OPERATIONS, L.P.

                               By: Valero GP, Inc.,
                                   its general partner

                                    By: /s/ Curtis V. Anastasio
                                        ----------------------------------------
                                    Name:  Curtis V. Anastasio
                                    Title: President and Chief Executive Officer



                                VALERO L.P.

                                By: Riverwalk Logistics, L.P.,
                                    its general partner

                                    By: Valero GP, LLC,
                                             its general partner

                                    By: /s/ Curtis V. Anastasio
                                          --------------------------------------
                                    Name:  Curtis V. Anastasio
                                    Title: President and Chief Executive Officer

                                                                      SCHEDULE 1
                                                                      ----------

REFINED PRODUCT TERMINALS
-------------------------
---------------- ---------------------------- ---------------------------- ------------------------
Terminal         Volumes                      Terminal Committed Volume    Applicable Terminal Fee
                 (by Quarter)                 by Terminal
---------------- ---------------------------- ---------------------------- ------------------------
---------------- ---------------------------- ---------------------------- ------------------------
Edinburg         If total throughput equals   No committed volumes
                 or exceeds, on average,
                 20,000 BPD for specific
                 Quarterly Measurement
                 Period
---------------- ---------------------------- ---------------------------- ------------------------
---------------- ---------------------------- ---------------------------- ------------------------
Edinburg         If total throughput is       7% of Corpus Refinery        $.252 per barrel
                 less than, on average,       Production
                 20,000 BPD for specific
                 Quarterly Measurement
                 Period
---------------- ---------------------------- ---------------------------- ------------------------
---------------- ---------------------------- ---------------------------- ------------------------
Houston Asphalt  N/A                          7% of Corpus Refinery        $1.75 per barrel
                                              production of Asphalt
---------------- ---------------------------- ---------------------------- ------------------------
---------------- ---------------------------- ---------------------------- ------------------------
San Antonio      N/A                          75% of Volumes of Refined    $.252 per barrel
                                              Products actually
                                              throughput through the San
                                              Antonio North Segment
---------------- ---------------------------- ---------------------------- ------------------------

Where:
-----

"Terminal Committed Volumes" means the sum (for each Quarterly Measurement Period) of the Terminal Committed Volume identified above for the Edinburg Terminal and the San Antonio Terminal and the Houston Asphalt Terminal.

The "Terminal Shortfall Obligations" for each (Quarterly Measurement Period) means the sum of the following:

The Edinburg Shortfall Obligation + the San Antonio Shortfall Obligation + the Houston Asphalt Shortfall Obligation

Where:
-----

"Edinburg Shortfall Obligation" means the product of (1) the Applicable Terminal Fee identified above for the Edinburg Terminal multiplied by (2) the Shortfall for the applicable Quarterly Measurement Period for the Edinburg Terminal.

"San Antonio Shortfall Obligation" means the product of (1) the Applicable Terminal Fee identified above for the San Antonio Terminal multiplied by (2) the Shortfall for the applicable Quarterly Measurement Period for the San Antonio Terminal.

"Houston Asphalt Shortfall Obligation" means the product of (1) the Applicable Terminal Fee identified above for the Houston Asphalt Terminal multiplied by (2) the Shortfall for the applicable Quarterly Measurement Period for the Houston Asphalt Terminal.


REFINED PRODUCT PIPELINES
-------------------------


---------------------------------------- --------------------------------------
Refined Product Pipeline                 Pipeline Committed Volumes by
                                         Pipeline
---------------------------------------- --------------------------------------
Houston Pipeline and Edinburg Pipeline:  No committed volumes
If aggregate  throughput on both lines
on a combined basis equals or exceeds,
on average, 110,000 BPD for specific
Quarterly Measurement Period
---------------------------------------- --------------------------------------
Houston Pipeline and Edinburg Pipeline:  40% of Corpus Refinery Production
If aggregate throughput on both lines
on a combined basis is less than, on
average, 110,000 BPD for specific
Quarterly Measurement Period
---------------------------------------- --------------------------------------
San Antonio North Segment                25% of Three Rivers Refinery
                                         Production
---------------------------------------- --------------------------------------
San Antonio South Segment                90% of Three Rivers Refinery's
                                         production of Raffinate
---------------------------------------- --------------------------------------



"Pipeline Committed Volumes" means the sum (for each Quarterly Measurement Period) of the Pipeline Committed Volume (if any) identified above for (1) the Houston and Edinburg Pipelines (combined) and (2) the San Antonio North Segment and (3) the San Antonio South Segment.

The "Pipeline Shortfall Obligations" for each (Quarterly Measurement Period) means the sum of the following:

     The Houston/Edinburg Shortfall Obligation + the San Antonio North Shortfall Obligation + the San Antonio South Shortfall Obligation

Where:
-----

     "Houston/Edinburg Shortfall Obligation" means the product of (1) the Houston/Edinburg Weighted Average Tariff multiplied by (2) the Shortfall for the applicable Quarterly Measurement Period for the Houston and Edinburg Pipelines.

     Where: The "Houston/Edinburg Weighted Average Tariff" means the sum of (A) [the then applicable tariff on the Houston Pipeline multiplied by the Houston Pipeline 2003 Projected Throughput] divided by the Combined 2003 Projected Throughput and (B) [the then applicable tariff on the Edinburg Pipeline multiplied by the Edinburg Pipeline 2003 Projected Throughput] divided by the Combined 2003 Projected Throughput

     Where: The "Houston Pipeline 2003 Projected Throughput" equals an average 100,150 barrels per day; the "Edinburg Pipeline 2003 Projected Throughput" equals an average 23,000 barrels per day; and the Combined 2003 Projected Throughput equals an average 123,150 barrels per day.

"San Antonio North Shortfall Obligation" means the product of (1) the then applicable tariff on the San Antonio North Segment multiplied by (2) the Shortfall for the applicable Quarterly Measurement Period for the San Antonio North Segment.

"San Antonio South Shortfall Obligation" means the product of (1) the then applicable tariff on the San Antonio South Segment multiplied by (2) the Shortfall for the applicable Quarterly Measurement Period for the San Antonio South Segment.

                                                                    Exhibit 10.5

                             TERMINALLING AGREEMENT

     THIS AGREEMENT is made and entered into by and between Valero Logistics Operations, L.P., a Delaware limited partnership ("VLI"), and Valero Marketing and Supply Company, a Delaware corporation ("VMSC" or "Customer"), as of the 18th day of March, 2003.


     I. FACILITIES. VLI agrees to provide Customer with storage and handling services for petroleum products (the "Products") at the Edinburg terminal located at 222 West Ingle Road, Edinburg, Texas (the "Terminal"). The amount of storage space provided to the Customer shall be determined by storage space availability at the Terminal and Customer's Product terminalling requirements. Customer shall not have exclusive rights to the use of the Terminal and VLI may enter into terminalling arrangements with third parties.

     II.  PRODUCTS. Initially, Products handled will include:

          #2 low sulfur diesel fuel
          #2 high sulfur diesel fuel
          regular and premium grades of motor fuel

          and such other Products as VLI and Customer may agree to in writing from time to time.

     III. CHARGES.

          (a) Terminal Fees. Customer shall pay a terminal fee of $0.006 per gallon for all Products throughput by or on behalf of Customer through the Terminal ("Terminal Fee").

               Additive Fees. In addition to the Terminal Fee, Customer shall pay to VLI a $0.0029 per gallon fee for generic gasoline additive should Customer elect to receive additives in the Product. This additive fee includes $0.0012 for injection services, $0.0010 for VAR (volume additive reporting and recordkeeping) and $0.0007 for the additive. If Customer (or its customers) request a proprietary additive in lieu of the generic additive and the Customer (or its customers) purchases the additive directly and provides it to VLI, the additive fee will be reduced by $0.0007 per gallon.

          (b) Monthly Invoice. The Terminal Fee and Additive Fee will be assessed monthly based on the actual quantity of Customer's Product delivered into the Terminal by truck, pipeline or vessel for the prior month. (c) Payment. Customer shall pay all Fees invoiced hereunder to such account as directed by VLI from time to time within 10 business days of receipt of invoice from VLI.

          (c) Payment. Customer shall pay all Fees invoiced hereunder to such account as directed by VLI from time to time within 10 business days of receipt of invoice from VLI.

     IV. PRODUCT QUALITY CONTROL. Product received hereunder shall conform to all federal, state and local specifications at the time of receipt at the Terminal. Product delivered by VLI from storage shall conform to federal, state, and local specifications in effect at the time of delivery.

     V. DELIVERIES NOTICE. Customer shall give VLI at least twenty-four hours prior notice of the expected arrival of each shipment of Product and VLI shall in its sole discretion accept or reject each shipment based on storage space available at the Terminal and the Customer's projected thruput.

     VI.  DETERMINATION OF QUANTITIES.

          a) The quantity of Product delivered into the Terminal shall be measured by the applicable Terminal receipt meters. All quantities of Product delivered into Customer's (or its customers') transport trucks, railcars, or vessels shall be measured by VLI's loading rack meters, which shall be calibrated as required by law and which shall, if requested by Customer, be calibrated by an independent licensed inspector, satisfactory to Customer (the costs of any independent inspector shall be borne by Customer unless the meters are determined to be inaccurate by more than 0.25% of volume, in which case the costs shall be shared on a 50/50 basis between VLI and Customer). All quantities shall be adjusted in volume to sixty degrees (60(Degree) Fahrenheit) in accordance with the applicable parts of the latest revision of the ASTMIP Petroleum Measurement Tables (American Edition).

          b) VLI shall keep accurate records of the receipt, storage and delivery of Product hereunder and shall account for Product at such time and in such manner as shall be reasonably requested by Customer.

     VII. CUSTODY AND RESPONSIBILITY.

          a) Product stored for the Customer may be commingled at the Terminal with the fungible Product received by VLI from other customers.

          b) At the time Customer's Product passes the outlet flange of the receipt meter connection between the pipeline and/or delivering truck or railcar and the Terminal's receiving line, the Customer shall be deemed to have delivered custody of the Product to VLI for storage. At the time Customer's Product passes the outlet flange of the delivery meter on the pipeline, truck, railcar or other vessel into which delivery of Customer's Product has been scheduled, VLI shall be deemed to have delivered custody of the Product to Customer.

          c) VLI's obligation to Customer with respect to Product stored hereunder shall be to deliver to Customer, upon Customer's request, and in accordance with the terms of this Agreement, a quantity of Product meeting the applicable specifications (as described in Section IV of this Agreement), no greater than the quantity of Product originally delivered by Customer to VLI for storage.

          d) Customer shall be responsible for losses of Product caused or occasioned by Customer's negligence or the negligence of
               Customer's agents, servants, or employees. VLI shall be responsible for all other losses of Customer's Product while in VLI's care, custody and control; provided that VLI shall not be responsible for actual measured losses in volume of Product which are less than one-quarter of one percent (0.25%) of receipts during the period for which accounting is made, provided such lost volume cannot be identified somewhere else in the Terminal or pipeline system, such as a transfer to another tank in the Terminal, as remaining in a pipeline, etc. Such lost volume which cannot be identified shall be deducted from any claims for losses.

          e) Insurance on Products, if any be desired by Customer, shall be carried by Customer at its own expense and for the benefit of Customer. VLI agrees that during the terms of this Agreement it shall maintain property and casualty insurance (including pollution insurance coverage) on the Terminal in accordance with customary terminal industry practices and with a licensed, reputable carrier. Customer acknowledges that initially such insurance may be maintained under an umbrella policy of Valero Energy Corporation with VLI as a named insured (and for which VLI shall reimburse Valero Energy Corporation for its proportionate cost), but VLI agrees that it will endeavor in good faith to obtain insurance in its own name if commercially and economically practicable.


     VIII.GENERIC ADDITIVE. VLI and Customer agree that VLI shall provide an additive for use by Customer and Customer's customers who do not require a proprietary additive for all refined products, other than distillates and asphalt products. The additive shall be properly registered with the EPA. VLI shall determine a treat rate consistent with the additive manufacturer's specifications. VLI shall place sufficient additive into the Product delivered to Customer so as to comply with the EPA regulations, as such regulations may be modified, replaced or introduced from time to time.

     IX. TANK TRUCK LOADING. For tank truck loading, each carrier shall execute VLI's form Terminal Access Agreement, which will include (i) VLI's insurance requirements, (ii) methods for approval of drivers for loading and (iii) requirements for compliance with various governmental regulations.

     X. INDEMNIFICATION. To the fullest extent permitted by law and except as specified otherwise elsewhere in the Agreement:

          a) Customer shall defend, indemnify and hold harmless VLI, its directors, officers, employees and agents from and against any loss, damage, claim, suit liability, judgment and expense (including attorneys fees and other costs of litigation) arising out of injury, disease or death of any persons, damage to or loss of any property, or fines or penalties to the extent caused by or resulting from negligence of Customer, its employees or agents, in the exercise of any of the rights granted hereunder or in the operations, loading or unloading of any motor vehicle, vessel or rail car owned or hired by Customer, its employees or agents, except to the extent that such injury, death, damage to or loss of property or fine or penalty may be caused by or resulting from negligence on the part of VLI, its employees or agents.

          b) VLI shall defend, indemnify and hold harmless Customer, its directors, officers, employees and agents from and against any loss, damage, claim, suit, liability, judgment and expense (including attorneys fees and other costs of litigation) arising out of injury, disease or death of any persons, damage to or loss of any property or fines or penalties caused by or resulting from negligence of VLI, its employees or agents, in the performance of this Agreement, except to the extent that such injury, death, damage to or loss of property may be caused by or resulting from negligence on the part of Customer, its employees or agents.

           c) VLI or Customer, as soon as practicable after receiving notice of any suit brought against it within this indemnity, will furnish to the other party full particulars and shall render all reasonable assistance requested by the other party in the defense.

     XI. COMPLIANCE WITH LAWS AND REGULATIONS. Both parties agree to comply fully in the performance of this Agreement with all applicable federal, state and local governmental laws, regulations and rules (the "Regulations"). Each party further agrees to defend, indemnify and hold harmless the other from and against any loss, damage, claim, suit, liability, judgment, fines, penalties, and expenses (including attorneys fees and other costs of litigation) arising out of a violation by such party of the Regulations, except to the extent such fine, charge or assessment is caused by the other party.

     XII. GENERAL FUELS ENVIRONMENTAL REQUIREMENTS. Both parties shall comply with all environmental requirements applicable to fuels, whether imposed by federal, state, or local governments. This obligation includes, but is not limited to, the requirements described in this section.

          a) REID VAPOR PRESSURE (RVP) REQUIREMENTS. Both parties shall cooperate on reasonable basis with each other in order to comply with all regulatory requirements established for each RVP season or specified by Customer, as applicable, for the RVP season. This includes that both parties shall make available the appropriate RVP Product for the appropriate RVP destination. The p.s.i. requirement for RVP for particular Product may be revised by the government in the future and both parties shall keep current with such requirements. If the Terminal is located in or within 150 miles of a low RVP area, VLI shall prominently display maps showing the high and low RVP areas.

          b) DIESEL FUEL REQUIREMENTS. Both parties shall comply with all high/low sulfur diesel fuel requirements, including, but not limited to, the obligation to prevent contamination or other mixing of low sulfur diesel Product with high sulfur diesel Product and the appropriate marking of the dispensing arms by VLI at its Terminal as to which arms contain low sulfur and high sulfur diesel Product. Both parties shall also comply with the appropriate transfer documentation requirements, including, that the bills of lading, or other PTD (Product Transfer Document), shall include all of the information required by law or regulation to be provided to the recipient and include the warning that high sulfur diesel is for off-highway usage only.

          c) PTD REQUIREMENTS. Both parties shall comply with the PTD requirements for Conventional Gasoline for all non-RFG or RBOB gasoline (as required by federal law). Both parties shall also place enough information on the PTD so that the recipient (a carrier or other representative of each party) has all of the information required by law or regulation for it to comply with PTD requirements.

          d) RFG REQUIREMENTS. Both parties shall comply with all regulatory requirements established for Reformulated Gasoline (RFG), if applicable.

          e) OVERSIGHT PROGRAM REQUIRED FOR ALL FUELS PROGRAMS. Both parties shall establish an oversight program in compliance with federal regulations so that in its distributor and/or ethanol or oxygenate blender capacity under federal fuels regulations, each is able to satisfy an affirmative defense to presumptive liability under the RVP program, the low/high sulfur diesel fuel program, the dye concentration program (for tax exempt distillate) and/or the reformulated gasoline program for the shipments that both parties make for each other or its customers which are subject to such programs. Both parties shall conduct periodic sampling and testing of sulfur and dye concentration if they handle diesel fuel. The program shall include periodic review of PTD's to ensure they and the shipments they represent are in compliance with all applicable laws and regulations and shipped to the appropriate areas. Both parties shall provide each other with copies of its oversight program and sampling results and both parties shall also immediately notify each other as to any sampling results or other information it may have, which would indicate a violation or suspected violation of any law or regulation. Customer or its subsidiaries shall be able to utilize any of the information obtained from this program as if it were Customer's own information. Should VLI handle different levels of RVP Product during the summer RVP season, VLI shall have a customer access system whereby Customer, obtaining Product for any destination within a low RVP area, shall be locked out from access from high RVP Product.

     XIII.HOURS OF OPERATION. The Terminal will be accessible at any time to persons properly authorized by VLI to operate the motorized entrance gate and the automated metering system.

     XIV. PERIOD OF AGREEMENT. This Agreement shall become effective and shall remain in force for five year(s) commencing on March 18, 2003. Unless cancelled at the end of the initial term by 30 days prior notice from either party, this Agreement will continue thereafter on a year-to-year basis until cancelled at the end of a renewal period by 30 days prior notice from either party.

     XV. TAXES. Customer shall pay any and all license fees and excise taxes on Customer's Product received and stored hereunder and on the storage, handling, loading, and unloading thereof, which VLI may be required to pay under any applicable federal, state, county, or municipal law, ordinances, or regulations now in effect or hereafter enacted. Customer shall be responsible for, and in its name shall effect compliance with all governmental tax requirements with respect to Customer's Product. VLI will pay, or cause to be paid, and shall indemnify and defend Customer and Customer's affiliates from and against, all taxes and assessments lawfully levied and imposed with respect to its ownership and/or operation of the Terminal.

     XVI. FORCE MAJEURE. Except as otherwise specifically provided in any part of this Agreement, the failure or omission by either party to carry out or observe any of the terms or provisions of this Agreement shall not give rise to any claim by one party against another, if such failure or omission shall arise or result from or be caused by any event or condition caused by or resulting from acts of God, strikes, lockouts or other industrial disturbances, acts of the public enemy, wars, blockades, insurrections, riots, storms, floods, washouts, arrests, the order of any court or governmental authority having jurisdiction while the same is in force and effect, civil disturbances, explosions, breakage, accident to machinery, storage tanks or lines of pipe, inability to obtain or unavoidable delay in obtaining material, equipment, right of way easements, franchises, or permits, and any other causes whether of the kind herein enumerated or otherwise, but in each case not reasonably within the control of the party claiming suspension and which by the exercise of due diligence such party is unable to prevent or overcome.

     XVII.NOTICES. All notices, requests, demands, and other communications pertaining to this Agreement shall be delivered personally, or by registered or certified mail (postage prepaid and return receipt requested), or by express carrier or delivery service, or by telecopy, to the parties hereto at the addresses below (or at such other addresses as shall be specified by notice under this Section XVII):

     if to Customer:
                           Valero Marketing and Supply Company
                           One Valero Place
                           San Antonio, Texas 78212
                           Attn:  Mr. Bill Klesse
                           Telecopy:  210-370-2660


     if   to VLI:
                           Valero Logistics Operations, L.P.
                           6000 North Loop 1604 West
                           San Antonio, Texas 78249
                           Attn: Mr. Curt Anastasio
                           Telecopy:  210-370-2304

     XVIII. SUCCESSORS AND ASSIGNS.  This  Agreement  shall inure to the benefit of, and shall be binding upon, Customer and VLI and their respective successors and permitted assigns; provided however, that this Agreement and the obligations of the parties hereunder shall not be assignable by any party hereto, by operation of law or otherwise, without the express prior written consent of the other party, except that either party may assign this Agreement without such consent, including the performance thereof, in whole or in part, to an affiliate or wholly owned subsidiary or to a successor as a result of a merger, consolidation or sale or transfer of all or substantially all of the applicable party's assets. The parties hereto agree to require their respective successors, if any, to expressly assume, in a form of agreement acceptable to the other parties, the obligations under this Agreement.

     XIX. SEVERABILITY. If any provision of this Agreement shall be held invalid or unenforceable by a court or regulatory body of competent jurisdiction, the remainder of this Agreement shall remain in full force and effect.

     XX. NO CONSEQUENTIAL DAMAGES; IMPLIED WARRANTIES. NEITHER CUSTOMER NOR VLI SHALL BE LIABLE TO THE OTHER FOR SPECIAL, PUNITIVE, EXEMPLARY OR CONSEQUENTIAL DAMAGES (INCLUDING LOST PROFITS) UNDER THIS AGREEMENT, NO MATTER HOW SUCH DAMAGES MAY HAVE OCCURRED OR BEEN CAUSED, INCLUDING WHETHER OR NOT SUCH DAMAGES ARE THE RESULT OF THE NEGLIGENCE OF (BUT NOT THE INTENTIONAL MISCONDUCT OF) EITHER CUSTOMER OR VLI OR ANY OF THEIR RESPECTIVE AFFILIATES. EXCEPT AS EXPRESSLY SET FORTH HEREIN, THERE ARE NO GUARANTEES OR WARRANTIES OR REPRESENTATIONS BY EITHER PARTY OF ANY KIND, EXPRESS OR IMPLIED, INCLUDING, WITHOUT LIMITATION, ANY WARRANTIES OF MERCHANTIBILITY OR FITNESS FOR A PARTICULAR PURPOSE, WHETHER ARISING BY OPERATION OF LAW OR OTHERWISE, WITH RESPECT TO THIS AGREEMENT. TO THE EXTENT THAT A REMEDY IS SET FORTH IN THIS AGREEMENT FOR A PARTICULAR BREACH OF THIS AGREEMENT, SUCH REMEDY SHALL BE THE SOLE AND EXCLUSIVE REMEDY FOR ANY CLAIM FOR DAMAGE OR OTHERWISE ARISING FROM OR RELATED TO SUCH BREACH OF THIS AGREEMENT.

          VLI'S LIABILITY WITH RESPECT TO ANY PRODUCTS DELIVERED HEREUNDER THAT ARE SUBSEQUENTLY LOST OR DAMAGED SHALL BE LIMITED TO THE THEN CURRENT REPLACEMENT COST AT THE TERMINAL OF SUCH LOST OR DAMAGED PRODUCT;
          REGARDLESS OF HOW SUCH LOSS OR DAMAGE MAY HAVE OCCURRED OR BEEN CAUSED, INCLUDING WHETHER OR NOT SUCH LOSS OR DAMAGE IS THE RESULT OF THE NEGLIGENCE (BUT NOT THE INTENTIONAL MISCONDUCT OF) VLI.

     XXI. GOVERNING LAW. This Agreement shall be governed by the laws of the State of Texas. In the event of litigation concerning this Agreement, proper venue shall be in San Antonio, Bexar County, State of Texas.

     XXII.DEFINITIONS. A "gallon" means a United States standard gallon of 231 cubic inches at sixty degrees (60(Degree) Fahrenheit). A "barrel" means forty-two (42) United States standard gallons.

     XXIII. DEFAULT.  Except as  otherwise  specifically  provided for under the terms of this Agreement, if either party fails to perform any of the covenants or obligations imposed on it by this Agreement (the "Defaulting Party"), then the party to whom the covenant or obligation was due (the "Non-Defaulting Party") may (without waiving any other remedy for breach hereof), notify in writing the Defaulting Party, stating specifically the nature of the default (the "Default Notice"). The Defaulting Party will have 30 days after receipt of the Default Notice (the "Cure Period") in which to remedy the cause or causes stated in the Default Notice, or provide adequate security to fully indemnify the Non-Defaulting Party for any and all consequences of the breach, or to dispute the claim of breach. If the Defaulting Party disputes the claim of breach ("Notice of Dispute"), then the Defaulting Party shall notify the Non-Defaulting Party in writing of its dispute within ten days after receipt of the Default Notice. If the Defaulting Party either cures the default or provides adequate security within the Cure Period or delivers a Notice of Dispute in a timely manner, then this Agreement shall remain in full force and effect pending resolution of such dispute with respect to a default addressed by the Defaulting Party. If the Defaulting Party fails to cure the default, to provide adequate security, or timely deliver a Notice of Dispute, or the parties are unable to resolve a dispute addressed in a Notice of Dispute within 60 days after receipt of the Notice of Dispute, then the Non-Defaulting Party may terminate this Agreement immediately upon giving written notice of termination to the Defaulting Party.

XXIV.WAIVER;  ENTIRE  AGREEMENT.  No waiver by any party of any breach of any of the covenants or conditions herein contained to be performed by another party shall be construed as a waiver of any succeeding breach of the same or any other covenant or condition. The entire Agreement is contained herein and there are no oral understandings, representations or warranties affecting it. This Agreement may not be terminated or changed except in writing.

XXV. RIGHT TO AUDIT. Customer and its duly authorized representatives shall have access to the accounting records and other documents maintained by VLI which relate to services provided to Customer under this Agreement and Customer shall have the right to audit such records at any reasonable times during the term hereof and within three years after the termination of this Agreement.

          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed and delivered as of the _____ day of March, 2003.

                       VALERO MARKETING AND SUPPLY COMPANY


                       By:        /s/ Michael S. Ciskowski
                          ----------------------------------------------
                       Name:      Michael S. Ciskowski
                       Title:     Senior Vice President


                        VALERO LOGISTICS OPERATIONS, L.P.

                        By:      Valero GP, Inc., its general partner


                        By:          /s/ Curtis V. Anastasio
                           ---------------------------------------------
                        Name:      Curtis V. Anastasio
                        Title:     Chief Executive Officer and President

                                                                    Exhibit 10.6

                             TERMINALLING AGREEMENT

     THIS AGREEMENT is made and entered into by and between Valero Logistics Operations, L.P., a Delaware limited partnership ("VLI"), and Valero Marketing and Supply Company, a Delaware corporation ("VMSC" or "Customer"), as of the 18th day of March, 2003.

     I. FACILITIES. VLI agrees to provide Customer with storage and handling services for petroleum products (the "Products") at the Houston Asphalt terminal located at 7220 J W Peavy, Houston, Texas (the "Terminal"). The amount of storage space provided to the Customer shall be determined by storage space availability at the Terminal and Customer's Product terminalling requirements. Customer shall not have exclusive rights to the use of the Terminal and VLI may enter into terminalling arrangements with third parties.

     II.  PRODUCTS. Initially, Products handled will include:

          asphalt and asphalt-related products

          and such other Products as VLI and Customer may agree to in writing from time to time.

     III. CHARGES.

               (a) Terminal Fees. Customer shall pay a terminal fee of $1.75 per barrel, conventional asphalt only, $2.20 per barrel PMA-grade asphalt for all Products throughput by or on behalf of Customer through the Terminal ("Terminal Fee").

               (b) Monthly Invoice. The Terminal Fee will be assessed monthly based on the actual quantity of Customer's Product delivered into the Terminal by truck, pipeline or vessel for the prior month.

               (c) Payment. Customer shall pay all Fees invoiced hereunder to such account as directed by VLI from time to time within 10 business days of receipt of invoice from VLI.

     IV. PRODUCT QUALITY CONTROL. Product received hereunder shall conform to all federal, state and local specifications at the time of receipt at the Terminal. Product delivered by VLI from storage shall conform to federal, state, and local specifications in effect at the time of delivery.

     V. DELIVERIES NOTICE. Customer shall give VLI at least twenty-four hours prior notice of the expected arrival of each shipment of Product and VLI shall in its sole discretion accept or reject each shipment based on storage space available at the Terminal and the Customer's projected thruput.

     VI.  DETERMINATION OF QUANTITIES.

          a) The quantity of Product delivered into the Terminal shall be measured by the applicable Terminal receipt meters. All quantities of Product delivered into Customer's (or its customers') transport trucks, railcars, or vessels shall be measured by VLI's loading rack meters, which shall be calibrated as required by law and which shall, if requested by Customer, be calibrated by an independent licensed inspector, satisfactory to Customer (the costs of any independent inspector shall be borne by Customer unless the meters are determined to be inaccurate by more than 0.25% of volume, in which case the costs shall be shared on a 50/50 basis between VLI and Customer). All quantities shall be adjusted in volume to sixty degrees (60(Degree) Fahrenheit) in accordance with the applicable parts of the latest revision of the ASTMIP Petroleum Measurement Tables (American Edition).

          b) VLI shall keep accurate records of the receipt, storage and delivery of Product hereunder and shall account for Product at such time and in such manner as shall be reasonably requested by Customer.

     VII. CUSTODY AND RESPONSIBILITY.

          a) Product stored for the Customer may be commingled at the Terminal with the fungible Product received by VLI from other customers.

          b) At the time Customer's Product passes the outlet flange of the receipt meter connection between the pipeline and/or delivering truck or railcar and the Terminal's receiving line, the Customer shall be deemed to have delivered custody of the Product to VLI for storage. At the time Customer's Product passes the outlet flange of the delivery meter on the pipeline, truck, railcar or other vessel into which delivery of Customer's Product has been scheduled, VLI shall be deemed to have delivered custody of the Product to Customer.

          c) VLI's obligation to Customer with respect to Product stored hereunder shall be to deliver to Customer, upon Customer's request, and in accordance with the terms of this Agreement, a quantity of Product meeting the applicable specifications (as described in Section IV of this Agreement), no greater than the quantity of Product originally delivered by Customer to VLI for storage.

          d) Customer shall be responsible for losses of Product caused or occasioned by Customer's negligence or the negligence of Customer's agents, servants, or employees. VLI shall be responsible for all other losses of Customer's Product while in VLI's care, custody and control; provided that VLI shall not be responsible for actual measured losses in volume of Product which are less than one-quarter of one percent (0.25%) of receipts during the period for which accounting is made, provided such lost volume cannot be identified somewhere else in the Terminal or pipeline system, such as a transfer to another tank in the Terminal, as remaining in a pipeline, etc. Such lost volume which cannot be identified shall be deducted from any claims for losses.

          e) Insurance on Products, if any be desired by Customer, shall be carried by Customer at its own expense and for the benefit of Customer. VLI agrees that during the terms of this Agreement it shall maintain property and casualty insurance (including pollution insurance coverage) on the Terminal in accordance with customary terminal industry practices and with a licensed, reputable carrier. Customer acknowledges that initially such insurance may be maintained under an umbrella policy of Valero Energy Corporation with VLI as a named insured (and for which VLI shall reimburse Valero Energy Corporation for its proportionate cost), but VLI agrees that it will endeavor in good faith to obtain insurance in its own name if commercially and economically practicable.



     VIII.GENERIC ADDITIVE. VLI and Customer agree that VLI shall provide an additive for use by Customer and Customer's customers who do not require a proprietary additive for all refined products, other than distillates and asphalt products. The additive shall be properly registered with the EPA. VLI shall determine a treat rate consistent with the additive manufacturer's specifications. VLI shall place sufficient additive into the Product delivered to Customer so as to comply with the EPA regulations, as such regulations may be modified, replaced or introduced from time to time.

     IX. TANK TRUCK LOADING. For tank truck loading, each carrier shall execute VLI's form Terminal Access Agreement, which will include (i) VLI's insurance requirements, (ii) methods for approval of drivers for loading and (iii) requirements for compliance with various governmental regulations.

     X.   INDEMNIFICATION.  To the fullest extent permitted by law and except as
          specified   otherwise   elsewhere  in  the  Agreement:

          a) Customer shall defend, indemnify and hold harmless VLI, its directors, officers, employees and agents from and against any loss, damage, claim, suit liability, judgment and expense (including attorneys fees and other costs of litigation) arising out of injury, disease or death of any persons, damage to or loss of any property, or fines or penalties to the extent caused by or resulting from negligence of Customer, its employees or agents, in the exercise of any of the rights granted hereunder or in the operations, loading or unloading of any motor vehicle, vessel or rail car owned or hired by Customer, its employees or agents, except to the extent that such injury, death, damage to or loss of property or fine or penalty may be caused by or resulting from negligence on the part of VLI, its employees or agents.

          b) VLI shall defend, indemnify and hold harmless Customer, its directors, officers, employees and agents from and against any loss, damage, claim, suit, liability, judgment and expense (including attorneys fees and other costs of litigation) arising out of injury, disease or death of any persons, damage to or loss of any property or fines or penalties caused by or resulting from negligence of VLI, its employees or agents, in the performance of this Agreement, except to the extent that such injury, death, damage to or loss of property may be caused by or resulting from negligence on the part of Customer, its employees or agents.

          c) VLI or Customer, as soon as practicable after receiving notice of any suit brought against it within this indemnity, will furnish to the other party full particulars and shall render all reasonable assistance requested by the other party in the defense.

     XI. COMPLIANCE WITH LAWS AND REGULATIONS. Both parties agree to comply fully in the performance of this Agreement with all applicable federal, state and local governmental laws, regulations and rules (the "Regulations"). Each party further agrees to defend, indemnify and hold harmless the other from and against any loss, damage, claim, suit, liability, judgment, fines, penalties, and expenses (including attorneys fees and other costs of litigation) arising out of a violation by such party of the Regulations, except to the extent such fine, charge or assessment is caused by the other party.

     XII. GENERAL FUELS ENVIRONMENTAL REQUIREMENTS. Both parties shall comply with all environmental requirements applicable to fuels, whether imposed by federal, state, or local governments. This obligation includes, but is not limited to, the requirements described in this section.

          a) REID VAPOR PRESSURE (RVP) REQUIREMENTS. Both parties shall cooperate on reasonable basis with each other in order to comply with all regulatory requirements established for each RVP season or specified by Customer, as applicable, for the RVP season. This includes that both parties shall make available the appropriate RVP Product for the appropriate RVP destination. The p.s.i. requirement for RVP for particular Product may be revised by the government in the future and both parties shall keep current with such requirements. If the Terminal is located in or within 150 miles of a low RVP area, VLI shall prominently display maps showing the high and low RVP areas.

          b) DIESEL FUEL REQUIREMENTS. Both parties shall comply with all high/low sulfur diesel fuel requirements, including, but not limited to, the obligation to prevent contamination or other mixing of low sulfur diesel Product with high sulfur diesel Product and the appropriate marking of the dispensing arms by VLI at its Terminal as to which arms contain low sulfur and high sulfur diesel Product. Both parties shall also comply with the appropriate transfer documentation requirements, including, that the bills of lading, or other PTD (Product Transfer Document), shall include all of the information required by law or regulation to be provided to the recipient and include the warning that high sulfur diesel is for off-highway usage only.

          c) PTD REQUIREMENTS. Both parties shall comply with the PTD requirements for Conventional Gasoline for all non-RFG or RBOB gasoline (as required by federal law). Both parties shall also place enough information on the PTD so that the recipient (a carrier or other representative of each party) has all of the information required by law or regulation for it to comply with PTD requirements.

          d) RFG REQUIREMENTS. Both parties shall comply with all regulatory requirements established for Reformulated Gasoline (RFG), if applicable.

          e) OVERSIGHT PROGRAM REQUIRED FOR ALL FUELS PROGRAMS. Both parties shall establish an oversight program in compliance with federal regulations so that in its distributor and/or ethanol or oxygenate blender capacity under federal fuels regulations, each is able to satisfy an affirmative defense to presumptive liability under the RVP program, the low/high sulfur diesel fuel program, the dye concentration program (for tax exempt distillate) and/or the reformulated gasoline program for the shipments that both parties make for each other or its customers which are subject to such programs. Both parties shall conduct periodic sampling and testing of sulfur and dye concentration if they handle diesel fuel. The program shall include periodic review of PTD's to ensure they and the shipments they represent are in compliance with all applicable laws and regulations and shipped to the appropriate areas. Both parties shall provide each other with copies of its oversight program and sampling results and both parties shall also immediately notify each other as to any sampling results or other information it may have, which would indicate a violation or suspected violation of any law or regulation. Customer or its subsidiaries shall be able to utilize any of the information obtained from this program as if it were Customer's own information. Should VLI handle different levels of RVP Product during the summer RVP season, VLI shall have a customer access system whereby Customer, obtaining Product for any destination within a low RVP area, shall be locked out from access from high RVP Product.

     XIII.HOURS OF OPERATION. The Terminal will be accessible at any time to persons properly authorized by VLI to operate the motorized entrance gate and the automated metering system.

     XIV. PERIOD OF AGREEMENT. This Agreement shall become effective and shall remain in force for five year(s) commencing on March 18, 2003. Unless cancelled at the end of the initial term by 30 days prior notice from either party, this Agreement will continue thereafter on a year-to-year basis until cancelled at the end of a renewal period by 30 days prior notice from either party.

     XV. TAXES. Customer shall pay any and all license fees and excise taxes on Customer's Product received and stored hereunder and on the storage, handling, loading, and unloading thereof, which VLI may be required to pay under any applicable federal, state, county, or municipal law, ordinances, or regulations now in effect or hereafter enacted. Customer shall be responsible for, and in its name shall effect compliance with all governmental tax requirements with respect to Customer's Product. VLI will pay, or cause to be paid, and shall indemnify and defend Customer and Customer's affiliates from and against, all taxes and assessments lawfully levied and imposed with respect to its ownership and/or operation of the Terminal.

     XVI. FORCE MAJEURE. Except as otherwise specifically provided in any part of this Agreement, the failure or omission by either party to carry out or observe any of the terms or provisions of this Agreement shall not give rise to any claim by one party against another, if such failure or omission shall arise or result from or be caused by any event or condition caused by or resulting from acts of God, strikes, lockouts or other industrial disturbances, acts of the public enemy, wars, blockades, insurrections, riots, storms, floods, washouts, arrests, the order of any court or governmental authority having jurisdiction while the same is in force and effect, civil disturbances, explosions, breakage, accident to machinery, storage tanks or lines of pipe, inability to obtain or unavoidable delay in obtaining material, equipment, right of way easements, franchises, or permits, and any other causes whether of the kind herein enumerated or otherwise, but in each case not reasonably within the control of the party claiming suspension and which by the exercise of due diligence such party is unable to prevent or overcome.

     XVII.NOTICES. All notices, requests, demands, and other communications pertaining to this Agreement shall be delivered personally, or by registered or certified mail (postage prepaid and return receipt requested), or by express carrier or delivery service, or by telecopy, to the parties hereto at the addresses below (or at such other addresses as shall be specified by notice under this Section XVII):

     if to Customer:
                           Valero Marketing and Supply Company
                           One Valero Place
                           San Antonio, Texas 78212
                           Attn:  Mr. Bill Klesse
                           Telecopy:  210-370-2660
     if to VLI:
                           Valero Logistics Operations, L.P.
                           6000 North Loop 1604 West
                           San Antonio, Texas 78249
                           Attn: Mr. Curt Anastasio
                           Telecopy:  210-370-2304

     XVIII. SUCCESSORS AND ASSIGNS.  This  Agreement  shall inure to the benefit of, and shall be binding upon, Customer and VLI and their respective successors and permitted assigns; provided however, that this Agreement and the obligations of the parties hereunder shall not be assignable by any party hereto, by operation of law or otherwise, without the express prior written consent of the other party, except that either party may assign this Agreement without such consent, including the performance thereof, in whole or in part, to an affiliate or wholly owned subsidiary or to a successor as a result of a merger, consolidation or sale or transfer of all or substantially all of the applicable party's assets. The parties hereto agree to require their respective successors, if any, to expressly assume, in a form of agreement acceptable to the other parties, the obligations under this Agreement.

     XIX. SEVERABILITY. If any provision of this Agreement shall be held invalid or unenforceable by a court or regulatory body of competent jurisdiction, the remainder of this Agreement shall remain in full force and effect.

     XX. NO CONSEQUENTIAL DAMAGES; IMPLIED WARRANTIES. NEITHER CUSTOMER NOR VLI SHALL BE LIABLE TO THE OTHER FOR SPECIAL, PUNITIVE, EXEMPLARY OR CONSEQUENTIAL DAMAGES (INCLUDING LOST PROFITS) UNDER THIS AGREEMENT, NO MATTER HOW SUCH DAMAGES MAY HAVE OCCURRED OR BEEN CAUSED, INCLUDING WHETHER OR NOT SUCH DAMAGES ARE THE RESULT OF THE NEGLIGENCE OF (BUT NOT THE INTENTIONAL MISCONDUCT OF) EITHER CUSTOMER OR VLI OR ANY OF THEIR RESPECTIVE AFFILIATES. EXCEPT AS EXPRESSLY SET FORTH HEREIN, THERE ARE NO GUARANTEES OR WARRANTIES OR REPRESENTATIONS BY EITHER PARTY OF ANY KIND, EXPRESS OR IMPLIED, INCLUDING, WITHOUT LIMITATION, ANY WARRANTIES OF MERCHANTIBILITY OR FITNESS FOR A PARTICULAR PURPOSE, WHETHER ARISING BY OPERATION OF LAW OR OTHERWISE, WITH RESPECT TO THIS AGREEMENT. TO THE EXTENT THAT A REMEDY IS SET FORTH IN THIS AGREEMENT FOR A PARTICULAR BREACH OF THIS AGREEMENT, SUCH REMEDY SHALL BE THE SOLE AND EXCLUSIVE REMEDY FOR ANY CLAIM FOR DAMAGE OR OTHERWISE ARISING FROM OR RELATED TO SUCH BREACH OF THIS AGREEMENT.

          VLI'S LIABILITY WITH RESPECT TO ANY PRODUCTS DELIVERED HEREUNDER THAT ARE SUBSEQUENTLY LOST OR DAMAGED SHALL BE LIMITED TO THE THEN CURRENT REPLACEMENT COST AT THE TERMINAL OF SUCH LOST OR DAMAGED PRODUCT;
          REGARDLESS OF HOW SUCH LOSS OR DAMAGE MAY HAVE OCCURRED OR BEEN CAUSED, INCLUDING WHETHER OR NOT SUCH LOSS OR DAMAGE IS THE RESULT OF THE NEGLIGENCE (BUT NOT THE INTENTIONAL MISCONDUCT OF) VLI.

     XXI. GOVERNING LAW. This Agreement shall be governed by the laws of the State of Texas. In the event of litigation concerning this Agreement, proper venue shall be in San Antonio, Bexar County, State of Texas.

     XXII.DEFINITIONS. A "gallon" means a United States standard gallon of 231 cubic inches at sixty degrees (60(Degree) Fahrenheit). A "barrel" means forty-two (42) United States standard gallons.

     XXIII. DEFAULT.  Except as  otherwise  specifically  provided for under the terms of this Agreement, if either party fails to perform any of the covenants or obligations imposed on it by this Agreement (the "Defaulting Party"), then the party to whom the covenant or obligation was due (the "Non-Defaulting Party") may (without waiving any other remedy for breach hereof), notify in writing the Defaulting Party, stating specifically the nature of the default (the "Default Notice"). The Defaulting Party will have 30 days after receipt of the Default Notice (the "Cure Period") in which to remedy the cause or causes stated in the Default Notice, or provide adequate security to fully indemnify the Non-Defaulting Party for any and all consequences of the breach, or to dispute the claim of breach. If the Defaulting Party disputes the claim of breach ("Notice of Dispute"), then the Defaulting Party shall notify the Non-Defaulting Party in writing of its dispute within ten days after receipt of the Default Notice. If the Defaulting Party either cures the default or provides adequate security within the Cure Period or delivers a Notice of Dispute in a timely manner, then this Agreement shall remain in full force and effect pending resolution of such dispute with respect to a default addressed by the Defaulting Party. If the Defaulting Party fails to cure the default, to provide adequate security, or timely deliver a Notice of Dispute, or the parties are unable to resolve a dispute addressed in a Notice of Dispute within 60 days after receipt of the Notice of Dispute, then the Non-Defaulting Party may terminate this Agreement immediately upon giving written notice of termination to the Defaulting Party.

     XXIV.WAIVER; ENTIRE AGREEMENT.  No waiver by any party of any breach of any of the covenants or conditions herein contained to be performed by another party shall be construed as a waiver of any succeeding breach of the same or any other covenant or condition. The entire Agreement is contained herein and there are no oral understandings, representations or warranties affecting it. This Agreement may not be terminated or changed except in writing.

     XXV. RIGHT TO AUDIT. Customer and its duly authorized representatives shall have access to the accounting records and other documents maintained by VLI which relate to services provided to Customer under this Agreement and Customer shall have the right to audit such records at any reasonable times during the term hereof and within three years after the termination of this Agreement.

               IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed and delivered as of the _____ day of March, 2003.

                               VALERO MARKETING AND SUPPLY COMPANY


                               By:    /s/ Michael S. Ciskowski
                               -----------------------------------
                               Name:  Michael S. Ciskowski
                               Title: Senior Vice President


                               VALERO LOGISTICS OPERATIONS, L.P.

                               By:    Valero GP, Inc., its general partner


                               By:    /s/ Curtis V. Anastasio
                               -----------------------------------
                               Name:  Curtis V. Anastasio
                               Title: Chief Executive Officer and President

                                                                    Exhibit 10.7

                             TERMINALLING AGREEMENT

     THIS AGREEMENT is made and entered into by and between Valero Logistics Operations, L.P., a Delaware limited partnership ("VLI"), and Valero Marketing and Supply Company, a Delaware corporation ("VMSC" or "Customer"), as of the 18th day of March, 2003.


     I. FACILITIES. VLI agrees to provide Customer with storage and handling services for petroleum products (the "Products") at the Houston Hobby Airport terminal located at 8376 Monroe, Houston, Texas (the "Terminal"). The amount of storage space provided to the Customer shall be determined by storage space availability at the Terminal and Customer's Product terminalling requirements. Customer shall not have exclusive rights to the use of the Terminal and VLI may enter into terminalling arrangements with third parties.

     II.  PRODUCTS. Initially, Products handled will include:

          jet fuel

          and such other Products as VLI and Customer may agree to in writing from time to time.

     III. CHARGES.

               (a) Terminal Fees. Customer shall pay a terminal fee of $0.006 per gallon for all Products throughput by or on behalf of Customer through the Terminal ("Terminal Fee").

               Filtering Fee. In addition to the Terminal Fee, Customer shall pay to VLI a $.0071 per gallon filtering fee.

               (b) Monthly Invoice. The Terminal Fee and Filtering Fee will be assessed monthly based on the actual quantity of Customer's Product delivered into the Terminal by truck, pipeline or vessel for the prior month.
               (c) Payment. Customer shall pay all Fees invoiced hereunder to such account as directed by VLI from time to time within 10 business days of receipt of invoice from VLI.

     IV. PRODUCT QUALITY CONTROL. Product received hereunder shall conform to all federal, state and local specifications at the time of receipt at the Terminal. Product delivered by VLI from storage shall conform to federal, state, and local specifications in effect at the time of delivery.

     V. DELIVERIES NOTICE. Customer shall give VLI at least twenty-four hours prior notice of the expected arrival of each shipment of Product and VLI shall in its sole discretion accept or reject each shipment based on storage space available at the Terminal and the Customer's projected thruput.

     VI.  DETERMINATION OF QUANTITIES.

          a) The quantity of Product delivered into the Terminal shall be measured by the applicable Terminal receipt meters. All quantities of Product delivered into Customer's (or its customers') transport trucks, railcars, or vessels shall be measured by VLI's loading rack meters, which shall be calibrated as required by law and which shall, if requested by Customer, be calibrated by an independent licensed inspector, satisfactory to Customer (the costs of any independent inspector shall be borne by Customer unless the meters are determined to be inaccurate by more than 0.25% of volume, in which case the costs shall be shared on a 50/50 basis between VLI and Customer). All quantities shall be adjusted in volume to sixty degrees (60(Degree) Fahrenheit) in accordance with the applicable parts of the latest revision of the ASTMIP Petroleum Measurement Tables (American Edition).

          b) VLI shall keep accurate records of the receipt, storage and delivery of Product hereunder and shall account for Product at such time and in such manner as shall be reasonably requested by Customer.

     VII. CUSTODY AND RESPONSIBILITY.

          a) Product stored for the Customer may be commingled at the Terminal with the fungible Product received by VLI from other customers.

          b) At the time Customer's Product passes the outlet flange of the receipt meter connection between the pipeline and/or delivering truck or railcar and the Terminal's receiving line, the Customer shall be deemed to have delivered custody of the Product to VLI for storage. At the time Customer's Product passes the outlet flange of the delivery meter on the pipeline, truck, railcar or other vessel into which delivery of Customer's Product has been scheduled, VLI shall be deemed to have delivered custody of the Product to Customer.

          c) VLI's obligation to Customer with respect to Product stored hereunder shall be to deliver to Customer, upon Customer's request, and in accordance with the terms of this Agreement, a quantity of Product meeting the applicable specifications (as described in Section IV of this Agreement), no greater than the quantity of Product originally delivered by Customer to VLI for storage.

          d) Customer shall be responsible for losses of Product caused or occasioned by Customer's negligence or the negligence of
               Customer's agents, servants, or employees. VLI shall be responsible for all other losses of Customer's Product while in

               VLI's care, custody and control; provided that VLI shall not be responsible for actual measured losses in volume of Product which are less than one-quarter of one percent (0.25%) of receipts during the period for which accounting is made, provided such lost volume cannot be identified somewhere else in the Terminal or pipeline system, such as a transfer to another tank in the Terminal, as remaining in a pipeline, etc. Such lost volume which cannot be identified shall be deducted from any claims for losses.

          e) Insurance on Products, if any be desired by Customer, shall be carried by Customer at its own expense and for the benefit of Customer. VLI agrees that during the terms of this Agreement it shall maintain property and casualty insurance (including pollution insurance coverage) on the Terminal in accordance with customary terminal industry practices and with a licensed, reputable carrier. Customer acknowledges that initially such insurance may be maintained under an umbrella policy of Valero Energy Corporation with VLI as a named insured (and for which VLI shall reimburse Valero Energy Corporation for its proportionate cost), but VLI agrees that it will endeavor in good faith to obtain insurance in its own name if commercially and economically practicable.


          VIII.GENERIC ADDITIVE. VLI and Customer agree that VLI shall provide an additive for use by Customer and Customer's customers who do not require a proprietary additive for all refined products, other than distillates and asphalt products. The additive shall be properly registered with the EPA. VLI shall determine a treat rate consistent with the additive manufacturer's specifications. VLI shall place sufficient additive into the Product delivered to Customer so as to comply with the EPA regulations, as such regulations may be modified, replaced or introduced from time to time.

          IX. TANK TRUCK LOADING. For tank truck loading, each carrier shall execute VLI's form Terminal Access Agreement, which will include
               (i) VLI's insurance requirements, (ii) methods for approval of drivers for loading and (iii) requirements for compliance with various governmental regulations.

          X. INDEMNIFICATION. To the fullest extent permitted by law and except as specified otherwise elsewhere in the Agreement:

               a) Customer shall defend, indemnify and hold harmless VLI, its directors, officers, employees and agents from and against any loss, damage, claim, suit liability, judgment and expense (including attorneys fees and other costs of litigation) arising out of injury, disease or death of any persons, damage to or loss of any property, or fines or penalties to the extent caused by or resulting from negligence of Customer, its employees or agents, in the exercise of any of the rights granted hereunder or in the operations, loading or unloading of any motor vehicle, vessel or rail car owned or hired by Customer, its employees or agents, except to the extent that such injury, death, damage to or loss of property or fine or penalty may be caused by or resulting from negligence on the part of VLI, its employees or agents.

               b) VLI shall defend, indemnify and hold harmless Customer, its directors, officers, employees and agents from and against any loss, damage, claim, suit, liability, judgment and expense (including attorneys fees and other costs of litigation) arising out of injury, disease or death of any persons, damage to or loss of any property or fines or penalties caused by or resulting from negligence of VLI, its employees or agents, in the performance of this Agreement, except to the extent that such injury, death, damage to or loss of property may be caused by or resulting from negligence on the part of Customer, its employees or agents.

               c) VLI or Customer, as soon as practicable after receiving notice of any suit brought against it within this indemnity, will furnish to the other party full particulars and shall render all reasonable assistance requested by the other party in the defense.

          XI. COMPLIANCE WITH LAWS AND REGULATIONS. Both parties agree to comply fully in the performance of this Agreement with all applicable federal, state and local governmental laws, regulations and rules (the "Regulations"). Each party further agrees to defend, indemnify and hold harmless the other from and against any loss, damage, claim, suit, liability, judgment, fines, penalties, and expenses (including attorneys fees and other costs of litigation) arising out of a violation by such party of the Regulations, except to the extent such fine, charge or assessment is caused by the other party.

          XII. GENERAL FUELS ENVIRONMENTAL REQUIREMENTS. Both parties shall comply with all environmental requirements applicable to fuels, whether imposed by federal, state, or local governments. This obligation includes, but is not limited to, the requirements described in this section.

               a) REID VAPOR PRESSURE (RVP) REQUIREMENTS. Both parties shall cooperate on reasonable basis with each other in order to comply with all regulatory requirements established for each RVP season or specified by Customer, as applicable, for the RVP season. This includes that both parties shall make available the appropriate RVP Product for the appropriate RVP destination. The p.s.i. requirement for RVP for particular Product may be revised by the government in the future and both parties shall keep current with such requirements. If the Terminal is located in or within 150 miles of a low RVP area, VLI shall prominently display maps showing the high and low RVP areas.

               b) DIESEL FUEL REQUIREMENTS. Both parties shall comply with all high/low sulfur diesel fuel requirements, including, but not limited to, the obligation to prevent contamination or other mixing of low sulfur diesel Product with high sulfur diesel Product and the appropriate marking of the dispensing arms by VLI at its Terminal as to which arms contain low sulfur and high sulfur diesel Product. Both parties shall also comply with the appropriate transfer documentation requirements, including, that the bills of lading, or other PTD (Product Transfer Document), shall include all of the information required by law or regulation to be provided to the recipient and include the warning that high sulfur diesel is for off-highway usage only.

               c) PTD REQUIREMENTS. Both parties shall comply with the PTD requirements for Conventional Gasoline for all non-RFG or RBOB gasoline (as required by federal law). Both parties shall also place enough information on the PTD so that the recipient (a carrier or other representative of each party) has all of the information required by law or regulation for it to comply with PTD requirements.

               d)   RFG  REQUIREMENTS.   Both  parties  shall  comply  with  all
                    regulatory   requirements   established   for   Reformulated
                    Gasoline (RFG), if applicable.

               e) OVERSIGHT PROGRAM REQUIRED FOR ALL FUELS PROGRAMS. Both parties shall establish an oversight program in compliance with federal regulations so that in its distributor and/or ethanol or oxygenate blender capacity under federal fuels regulations, each is able to satisfy an affirmative defense to presumptive liability under the RVP program, the low/high sulfur diesel fuel program, the dye concentration program (for tax exempt distillate) and/or the reformulated gasoline program for the shipments that both parties make for each other or its customers which are subject to such programs. Both parties shall conduct periodic sampling and testing of sulfur and dye concentration if they handle diesel fuel. The program shall include periodic review of PTD's to ensure they and the shipments they represent are in compliance with all applicable laws and regulations and shipped to the appropriate areas. Both parties shall provide each other with copies of its oversight program and sampling results and both parties shall also immediately notify each other as to any sampling results or other information it may have, which would indicate a violation or suspected violation of any law or regulation. Customer or its subsidiaries shall be able to utilize any of the information obtained from this program as if it were Customer's own information. Should VLI handle different levels of RVP Product during the summer RVP season, VLI shall have a customer access system whereby Customer, obtaining Product for any destination within a low RVP area, shall be locked out from access from high RVP Product.

          XIII.HOURS OF OPERATION. The Terminal will be accessible at any time to persons properly authorized by VLI to operate the motorized entrance gate and the automated metering system.

          XIV. PERIOD OF AGREEMENT. This Agreement shall become effective and shall remain in force for five year(s) commencing on March 18, 2003. Unless cancelled at the end of the initial term by 30 days prior notice from either party, this Agreement will continue thereafter on a year-to-year basis until cancelled at the end of a renewal period by 30 days prior notice from either party.

          XV. TAXES. Customer shall pay any and all license fees and excise taxes on Customer's Product received and stored hereunder and on the storage, handling, loading, and unloading thereof, which VLI may be required to pay under any applicable federal, state, county, or municipal law, ordinances, or regulations now in effect or hereafter enacted. Customer shall be responsible for, and in its name shall effect compliance with all governmental tax requirements with respect to Customer's Product. VLI will pay, or cause to be paid, and shall indemnify and defend Customer and Customer's affiliates from and against, all taxes and assessments lawfully levied and imposed with respect to its ownership and/or operation of the Terminal.

          XVI. FORCE MAJEURE. Except as otherwise specifically provided in any part of this Agreement, the failure or omission by either party to carry out or observe any of the terms or provisions of this Agreement shall not give rise to any claim by one party against another, if such failure or omission shall arise or result from or be caused by any event or condition caused by or resulting from acts of God, strikes, lockouts or other industrial disturbances, acts of the public enemy, wars, blockades, insurrections, riots, storms, floods, washouts, arrests, the order of any court or governmental authority having jurisdiction while the same is in force and effect, civil disturbances, explosions, breakage, accident to machinery, storage tanks or lines of pipe, inability to obtain or unavoidable delay in obtaining material, equipment, right of way easements, franchises, or permits, and any other causes whether of the kind herein enumerated or otherwise, but in each case not reasonably within the control of the party claiming suspension and which by the exercise of due diligence such party is unable to prevent or overcome.

          XVII.NOTICES. All notices, requests, demands, and other communications pertaining to this Agreement shall be delivered personally, or by registered or certified mail (postage prepaid and return receipt requested), or by express carrier or delivery service, or by telecopy, to the parties hereto at the addresses below (or at such other addresses as shall be specified by notice under this
               Section XVII):

          if to Customer:
                           Valero Marketing and Supply Company
                           One Valero Place
                           San Antonio, Texas 78212
                           Attn:  Mr. Bill Klesse
                           Telecopy:  210-370-2660
          if to VLI:
                           Valero Logistics Operations, L.P.
                           6000 North Loop 1604 West
                           San Antonio, Texas 78249
                           Attn: Mr. Curt Anastasio
                           Telecopy:  210-370-2304

XVIII. SUCCESSORS AND ASSIGNS. This Agreement shall inure to the benefit of, and shall be binding upon, Customer and VLI and their respective successors and permitted assigns; provided however, that this Agreement and the obligations of the parties hereunder shall not be assignable by any party hereto, by operation of law or otherwise, without the express prior written consent of the other party, except that either party may assign this Agreement without such consent, including the performance thereof, in whole or in part, to an affiliate or wholly owned subsidiary or to a successor as a result of a merger, consolidation or sale or transfer of all or substantially all of the applicable party's assets. The parties hereto agree to require their respective successors, if any, to expressly assume, in a form of agreement acceptable to the other parties, the obligations under this Agreement.

XIX. SEVERABILITY. If any provision of this Agreement shall be held invalid or unenforceable by a court or regulatory body of competent jurisdiction, the remainder of this Agreement shall remain in full force and effect.

XX. NO CONSEQUENTIAL DAMAGES; IMPLIED WARRANTIES. NEITHER CUSTOMER NOR VLI SHALL BE LIABLE TO THE OTHER FOR SPECIAL, PUNITIVE, EXEMPLARY OR CONSEQUENTIAL DAMAGES (INCLUDING LOST PROFITS) UNDER THIS AGREEMENT, NO MATTER HOW SUCH DAMAGES MAY HAVE OCCURRED OR BEEN CAUSED, INCLUDING WHETHER OR NOT SUCH DAMAGES ARE THE RESULT OF THE NEGLIGENCE OF (BUT NOT THE INTENTIONAL MISCONDUCT OF) EITHER CUSTOMER OR VLI OR ANY OF THEIR RESPECTIVE AFFILIATES. EXCEPT AS EXPRESSLY SET FORTH HEREIN, THERE ARE NO GUARANTEES OR WARRANTIES OR REPRESENTATIONS BY EITHER PARTY OF ANY KIND, EXPRESS OR IMPLIED, INCLUDING, WITHOUT LIMITATION, ANY WARRANTIES OF MERCHANTIBILITY OR FITNESS FOR A PARTICULAR PURPOSE, WHETHER ARISING BY OPERATION OF LAW OR OTHERWISE, WITH RESPECT TO THIS AGREEMENT. TO THE EXTENT THAT A REMEDY IS SET FORTH IN THIS AGREEMENT FOR A PARTICULAR BREACH OF THIS AGREEMENT, SUCH REMEDY SHALL BE THE SOLE AND EXCLUSIVE REMEDY FOR ANY CLAIM FOR DAMAGE OR OTHERWISE ARISING FROM OR RELATED TO SUCH BREACH OF THIS AGREEMENT.

     VLI'S LIABILITY WITH RESPECT TO ANY PRODUCTS DELIVERED HEREUNDER THAT ARE SUBSEQUENTLY LOST OR DAMAGED SHALL BE LIMITED TO THE THEN CURRENT REPLACEMENT COST AT THE TERMINAL OF SUCH LOST OR DAMAGED PRODUCT; REGARDLESS OF HOW SUCH LOSS OR DAMAGE MAY HAVE OCCURRED OR BEEN CAUSED, INCLUDING WHETHER OR NOT SUCH LOSS OR DAMAGE IS THE RESULT OF THE NEGLIGENCE (BUT NOT THE INTENTIONAL MISCONDUCT OF) VLI.

XXI. GOVERNING LAW. This Agreement shall be governed by the laws of the State of Texas. In the event of litigation concerning this Agreement, proper venue shall be in San Antonio, Bexar County, State of Texas.

XXII.DEFINITIONS. A "gallon" means a United States standard gallon of 231 cubic inches at sixty degrees (60(Degree) Fahrenheit). A "barrel" means forty-two
     (42) United States standard gallons.

XXIII. DEFAULT. Except as otherwise specifically provided for under the terms of this Agreement, if either party fails to perform any of the covenants or obligations imposed on it by this Agreement (the "Defaulting Party"), then the party to whom the covenant or obligation was due (the "Non-Defaulting Party") may (without waiving any other remedy for breach hereof), notify in writing the Defaulting Party, stating specifically the nature of the default (the "Default Notice"). The Defaulting Party will have 30 days after receipt of the Default Notice (the "Cure Period") in which to remedy the cause or causes stated in the Default Notice, or provide adequate security to fully indemnify the Non-Defaulting Party for any and all consequences of the breach, or to dispute the claim of breach. If the Defaulting Party disputes the claim of breach ("Notice of Dispute"), then the Defaulting Party shall notify the Non-Defaulting Party in writing of its dispute within ten days after receipt of the Default Notice. If the Defaulting Party either cures the default or provides adequate security within the Cure Period or delivers a Notice of Dispute in a timely manner, then this Agreement shall remain in full force and effect pending resolution of such dispute with respect to a default addressed by the Defaulting Party. If the Defaulting Party fails to cure the default, to provide adequate security, or timely deliver a Notice of Dispute, or the parties are unable to resolve a dispute addressed in a Notice of Dispute within 60 days after receipt of the Notice of Dispute, then the Non-Defaulting Party may terminate this Agreement immediately upon giving written notice of termination to the Defaulting Party.

XXIV.WAIVER; ENTIRE AGREEMENT. No waiver by any party of any breach of any of the covenants or conditions herein contained to be performed by another party shall be construed as a waiver of any succeeding breach of the same or any other covenant or condition. The entire Agreement is contained herein and there are no oral understandings, representations or warranties affecting it. This Agreement may not be terminated or changed except in writing.

XXV. RIGHT TO AUDIT. Customer and its duly authorized representatives shall have access to the accounting records and other documents maintained by VLI which relate to services provided to Customer under this Agreement and Customer shall have the right to audit such records at any reasonable times during the term hereof and within three years after the termination of this Agreement.

          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed and delivered as of the _____ day of March, 2003.

                                VALERO MARKETING AND SUPPLY COMPANY


                                By:    /s/ Michael S. Ciskowski
                                ---------------------------------------------
                                Name:  Michael S. Ciskowski
                                Title: Senior Vice President


                                VALERO LOGISTICS OPERATIONS, L.P.

                                By:    Valero GP, Inc., its general partner


                                By:    /s/ Curtis V. Anastasio
                                ---------------------------------------------
                                Name:  Curtis V. Anastasio
                                Title: Chief Executive Officer and President

                                                                    Exhibit 10.8

                             TERMINALLING AGREEMENT

     THIS AGREEMENT is made and entered into by and between Valero Logistics Operations, L.P., a Delaware limited partnership ("VLI"), and Valero Marketing and Supply Company, a Delaware corporation ("VMSC" or "Customer"), as of the 18th day of March, 2003.


     I. FACILITIES. VLI agrees to provide Customer with storage and handling services for petroleum products (the "Products") at the Placedo terminal located at 16521 US Hwy 87 South, Placedo, Texas (the "Terminal"). The amount of storage space provided to the Customer shall be determined by storage space availability at the Terminal and Customer's Product terminalling requirements. Customer shall not have exclusive rights to the use of the Terminal and VLI may enter into terminalling arrangements with third parties.

     II.  PRODUCTS. Initially, Products handled will include:

          #2 low sulfur diesel fuel
          #2 high sulfur diesel fuel
          regular and premium grades of motor fuel

          and such other Products as VLI and Customer may agree to in writing from time to time.

     III. CHARGES.

               (a) Terminal Fees. Customer shall pay a terminal fee of $0.006 per gallon for all Products throughput by or on behalf of Customer through the Terminal ("Terminal Fee").

                    Additive Fees. In addition to the Terminal Fee, Customer shall pay to VLI a $0.0029 per gallon fee for generic gasoline additive should Customer elect to receive additives in the Product. This additive fee includes $0.0012 for injection services, $0.0010 for VAR (volume additive reporting and recordkeeping) and $0.0007 for the additive. If Customer (or its customers) request a proprietary additive in lieu of the generic additive and the Customer (or its customers) purchases the additive directly and provides it to VLI, the additive fee will be reduced by $0.0007 per gallon.

               (b) Monthly Invoice. The Terminal Fee and Additive Fee will be assessed monthly based on the actual quantity of Customer's Product delivered into the Terminal by truck, pipeline or vessel for the prior month.

               (c) Payment. Customer shall pay all Fees invoiced hereunder to such account as directed by VLI from time to time within 10 business days of receipt of invoice from VLI.

     IV. PRODUCT QUALITY CONTROL. Product received hereunder shall conform to all federal, state and local specifications at the time of receipt at the Terminal. Product delivered by VLI from storage shall conform to federal, state, and local specifications in effect at the time of delivery.

     V. DELIVERIES NOTICE. Customer shall give VLI at least twenty-four hours prior notice of the expected arrival of each shipment of Product and VLI shall in its sole discretion accept or reject each shipment based on storage space available at the Terminal and the Customer's projected thruput.

     VI.  DETERMINATION OF QUANTITIES.

          a) The quantity of Product delivered into the Terminal shall be measured by the applicable Terminal receipt meters. All quantities of Product delivered into Customer's (or its customers') transport trucks, railcars, or vessels shall be measured by VLI's loading rack meters, which shall be calibrated as required by law and which shall, if requested by Customer, be calibrated by an independent licensed inspector, satisfactory to Customer (the costs of any independent inspector shall be borne by Customer unless the meters are determined to be inaccurate by more than 0.25% of volume, in which case the costs shall be shared on a 50/50 basis between VLI and Customer). All quantities shall be adjusted in volume to sixty degrees (60(Degree) Fahrenheit) in accordance with the applicable parts of the latest revision of the ASTMIP Petroleum Measurement Tables (American Edition).

          b) VLI shall keep accurate records of the receipt, storage and delivery of Product hereunder and shall account for Product at such time and in such manner as shall be reasonably requested by Customer.

     VII. CUSTODY AND RESPONSIBILITY.

          a) Product stored for the Customer may be commingled at the Terminal with the fungible Product received by VLI from other customers.

          b) At the time Customer's Product passes the outlet flange of the receipt meter connection between the pipeline and/or delivering truck or railcar and the Terminal's receiving line, the Customer shall be deemed to have delivered custody of the Product to VLI for storage. At the time Customer's Product passes the outlet flange of the delivery meter on the pipeline, truck, railcar or other vessel into which delivery of Customer's Product has been scheduled, VLI shall be deemed to have delivered custody of the Product to Customer.

          c) VLI's obligation to Customer with respect to Product stored hereunder shall be to deliver to Customer, upon Customer's request, and in accordance with the terms of this Agreement, a quantity of Product meeting the applicable specifications (as described in Section IV of this Agreement), no greater than the quantity of Product originally delivered by Customer to VLI for storage.

          d) Customer shall be responsible for losses of Product caused or occasioned by Customer's negligence or the negligence of
               Customer's agents, servants, or employees. VLI shall be responsible for all other losses of Customer's Product while in VLI's care, custody and control; provided that VLI shall not be responsible for actual measured losses in volume of Product which are less than one-quarter of one percent (0.25%) of receipts during the period for which accounting is made, provided such lost volume cannot be identified somewhere else in the Terminal or pipeline system, such as a transfer to another tank in the Terminal, as remaining in a pipeline, etc. Such lost volume which cannot be identified shall be deducted from any claims for losses.

          e) Insurance on Products, if any be desired by Customer, shall be carried by Customer at its own expense and for the benefit of Customer. VLI agrees that during the terms of this Agreement it shall maintain property and casualty insurance (including pollution insurance coverage) on the Terminal in accordance with customary terminal industry practices and with a licensed, reputable carrier. Customer acknowledges that initially such insurance may be maintained under an umbrella policy of Valero Energy Corporation with VLI as a named insured (and for which VLI shall reimburse Valero Energy Corporation for its proportionate cost), but VLI agrees that it will endeavor in good faith to obtain insurance in its own name if commercially and economically practicable.


     VIII.GENERIC ADDITIVE. VLI and Customer agree that VLI shall provide an additive for use by Customer and Customer's customers who do not require a proprietary additive for all refined products, other than distillates and asphalt products. The additive shall be properly registered with the EPA. VLI shall determine a treat rate consistent with the additive manufacturer's specifications. VLI shall place sufficient additive into the Product delivered to Customer so as to comply with the EPA regulations, as such regulations may be modified, replaced or introduced from time to time.

     IX. TANK TRUCK LOADING. For tank truck loading, each carrier shall execute VLI's form Terminal Access Agreement, which will include (i) VLI's insurance requirements, (ii) methods for approval of drivers for loading and (iii) requirements for compliance with various governmental regulations.

     X. INDEMNIFICATION. To the fullest extent permitted by law and except as specified otherwise elsewhere in the Agreement:

          a) Customer shall defend, indemnify and hold harmless VLI, its directors, officers, employees and agents from and against any loss, damage, claim, suit liability, judgment and expense (including attorneys fees and other costs of litigation) arising out of injury, disease or death of any persons, damage to or loss of any property, or fines or penalties to the extent caused by or resulting from negligence of Customer, its employees or agents, in the exercise of any of the rights granted hereunder or in the operations, loading or unloading of any motor vehicle, vessel or rail car owned or hired by Customer, its employees or agents, except to the extent that such injury, death, damage to or loss of property or fine or penalty may be caused by or resulting from negligence on the part of VLI, its employees or agents.

          b) VLI shall defend, indemnify and hold harmless Customer, its directors, officers, employees and agents from and against any loss, damage, claim, suit, liability, judgment and expense (including attorneys fees and other costs of litigation) arising out of injury, disease or death of any persons, damage to or loss of any property or fines or penalties caused by or resulting from negligence of VLI, its employees or agents, in the performance of this Agreement, except to the extent that such injury, death, damage to or loss of property may be caused by or resulting from negligence on the part of Customer, its employees or agents.

          c) VLI or Customer, as soon as practicable after receiving notice of any suit brought against it within this indemnity, will furnish to the other party full particulars and shall render all reasonable assistance requested by the other party in the defense.

     XI. COMPLIANCE WITH LAWS AND REGULATIONS. Both parties agree to comply fully in the performance of this Agreement with all applicable federal, state and local governmental laws, regulations and rules (the "Regulations"). Each party further agrees to defend, indemnify and hold harmless the other from and against any loss, damage, claim, suit, liability, judgment, fines, penalties, and expenses (including attorneys fees and other costs of litigation) arising out of a violation by such party of the Regulations, except to the extent such fine, charge or assessment is caused by the other party.

     XII. GENERAL FUELS ENVIRONMENTAL REQUIREMENTS. Both parties shall comply with all environmental requirements applicable to fuels, whether imposed by federal, state, or local governments. This obligation includes, but is not limited to, the requirements described in this section.

          a) REID VAPOR PRESSURE (RVP) REQUIREMENTS. Both parties shall cooperate on reasonable basis with each other in order to comply with all regulatory requirements established for each RVP season or specified by Customer, as applicable, for the RVP season. This includes that both parties shall make available the appropriate RVP Product for the appropriate RVP destination. The p.s.i. requirement for RVP for particular Product may be revised by the government in the future and both parties shall keep current with such requirements. If the Terminal is located in or within 150 miles of a low RVP area, VLI shall prominently display maps showing the high and low RVP areas.

          b) DIESEL FUEL REQUIREMENTS. Both parties shall comply with all high/low sulfur diesel fuel requirements, including, but not limited to, the obligation to prevent contamination or other mixing of low sulfur diesel Product with high sulfur diesel Product and the appropriate marking of the dispensing arms by VLI at its Terminal as to which arms contain low sulfur and high sulfur diesel Product. Both parties shall also comply with the appropriate transfer documentation requirements, including, that the bills of lading, or other PTD (Product Transfer Document), shall include all of the information required by law or regulation to be provided to the recipient and include the warning that high sulfur diesel is for off-highway usage only.

          c) PTD REQUIREMENTS. Both parties shall comply with the PTD requirements for Conventional Gasoline for all non-RFG or RBOB gasoline (as required by federal law). Both parties shall also place enough information on the PTD so that the recipient (a carrier or other representative of each party) has all of the information required by law or regulation for it to comply with PTD requirements.

          d) RFG REQUIREMENTS. Both parties shall comply with all regulatory requirements established for Reformulated Gasoline (RFG), if applicable.

          e) OVERSIGHT PROGRAM REQUIRED FOR ALL FUELS PROGRAMS. Both parties shall establish an oversight program in compliance with federal regulations so that in its distributor and/or ethanol or oxygenate blender capacity under federal fuels regulations, each is able to satisfy an affirmative defense to presumptive liability under the RVP program, the low/high sulfur diesel fuel program, the dye concentration program (for tax exempt distillate) and/or the reformulated gasoline program for the shipments that both parties make for each other or its customers which are subject to such programs. Both parties shall conduct periodic sampling and testing of sulfur and dye concentration if they handle diesel fuel. The program shall include periodic review of PTD's to ensure they and the shipments they represent are in compliance with all applicable laws and regulations and shipped to the appropriate areas. Both parties shall provide each other with copies of its oversight program and sampling results and both parties shall also immediately notify each other as to any sampling results or other information it may have, which would indicate a violation or suspected violation of any law or regulation. Customer or its subsidiaries shall be able to utilize any of the information obtained from this program as if it were Customer's own information. Should VLI handle different levels of RVP Product during the summer RVP season, VLI shall have a customer access system whereby Customer, obtaining Product for any destination within a low RVP area, shall be locked out from access from high RVP Product.

     XIII.HOURS OF OPERATION. The Terminal will be accessible at any time to persons properly authorized by VLI to operate the motorized entrance gate and the automated metering system.

     XIV. PERIOD OF AGREEMENT. This Agreement shall become effective and shall remain in force for five year(s) commencing on March 18, 2003. Unless cancelled at the end of the initial term by 30 days prior notice from either party, this Agreement will continue thereafter on a year-to-year basis until cancelled at the end of a renewal period by 30 days prior notice from either party.

     XV. TAXES. Customer shall pay any and all license fees and excise taxes on Customer's Product received and stored hereunder and on the storage, handling, loading, and unloading thereof, which VLI may be required to pay under any applicable federal, state, county, or municipal law, ordinances, or regulations now in effect or hereafter enacted. Customer shall be responsible for, and in its name shall effect compliance with all governmental tax requirements with respect to Customer's Product. VLI will pay, or cause to be paid, and shall indemnify and defend Customer and Customer's affiliates from and against, all taxes and assessments lawfully levied and imposed with respect to its ownership and/or operation of the Terminal.

     XVI. FORCE MAJEURE. Except as otherwise specifically provided in any part of this Agreement, the failure or omission by either party to carry out or observe any of the terms or provisions of this Agreement shall not give rise to any claim by one party against another, if such failure or omission shall arise or result from or be caused by any event or condition caused by or resulting from acts of God, strikes, lockouts or other industrial disturbances, acts of the public enemy, wars, blockades, insurrections, riots, storms, floods, washouts, arrests, the order of any court or governmental authority having jurisdiction while the same is in force and effect, civil disturbances, explosions, breakage, accident to machinery, storage tanks or lines of pipe, inability to obtain or unavoidable delay in obtaining material, equipment, right of way easements, franchises, or permits, and any other causes whether of the kind herein enumerated or otherwise, but in each case not reasonably within the control of the party claiming suspension and which by the exercise of due diligence such party is unable to prevent or overcome.

     XVII.NOTICES. All notices, requests, demands, and other communications pertaining to this Agreement shall be delivered personally, or by registered or certified mail (postage prepaid and return receipt requested), or by express carrier or delivery service, or by telecopy, to the parties hereto at the addresses below (or at such other addresses as shall be specified by notice under this Section XVII):

     if to Customer:

                    Valero Marketing and Supply Company
                    One Valero Place
                    San Antonio, Texas 78212
                    Attn: Mr. Bill Klesse
                    Telecopy: 210-370-2660


     if to VLI:

                    Valero Logistics Operations, L.P.
                    6000 North Loop 1604 West
                    San Antonio, Texas 78249
                    Attn: Mr. Curt Anastasio
                    Telecopy: 210-370-2304

XVIII. SUCCESSORS AND ASSIGNS. This Agreement shall inure to the benefit of, and shall be binding upon, Customer and VLI and their respective successors and permitted assigns; provided however, that this Agreement and the obligations of the parties hereunder shall not be assignable by any party hereto, by operation of law or otherwise, without the express prior written consent of the other party, except that either party may assign this Agreement without such consent, including the performance thereof, in whole or in part, to an affiliate or wholly owned subsidiary or to a successor as a result of a merger, consolidation or sale or transfer of all or substantially all of the applicable party's assets. The parties hereto agree to require their respective successors, if any, to expressly assume, in a form of agreement acceptable to the other parties, the obligations under this Agreement.

XIX. SEVERABILITY. If any provision of this Agreement shall be held invalid or unenforceable by a court or regulatory body of competent jurisdiction, the remainder of this Agreement shall remain in full force and effect.

XX. NO CONSEQUENTIAL DAMAGES; IMPLIED WARRANTIES. NEITHER CUSTOMER NOR VLI SHALL BE LIABLE TO THE OTHER FOR SPECIAL, PUNITIVE, EXEMPLARY OR CONSEQUENTIAL DAMAGES (INCLUDING LOST PROFITS) UNDER THIS AGREEMENT, NO MATTER HOW SUCH DAMAGES MAY HAVE OCCURRED OR BEEN CAUSED, INCLUDING WHETHER OR NOT SUCH DAMAGES ARE THE RESULT OF THE NEGLIGENCE OF (BUT NOT THE INTENTIONAL MISCONDUCT OF) EITHER CUSTOMER OR VLI OR ANY OF THEIR RESPECTIVE AFFILIATES. EXCEPT AS EXPRESSLY SET FORTH HEREIN, THERE ARE NO GUARANTEES OR WARRANTIES OR REPRESENTATIONS BY EITHER PARTY OF ANY KIND, EXPRESS OR IMPLIED, INCLUDING, WITHOUT LIMITATION, ANY WARRANTIES OF MERCHANTIBILITY OR FITNESS FOR A PARTICULAR PURPOSE, WHETHER ARISING BY OPERATION OF LAW OR OTHERWISE, WITH RESPECT TO THIS AGREEMENT. TO THE EXTENT THAT A REMEDY IS SET FORTH IN THIS AGREEMENT FOR A PARTICULAR BREACH OF THIS AGREEMENT, SUCH REMEDY SHALL BE THE SOLE AND EXCLUSIVE REMEDY FOR ANY CLAIM FOR DAMAGE OR OTHERWISE ARISING FROM OR RELATED TO SUCH BREACH OF THIS AGREEMENT. VLI'S LIABILITY WITH RESPECT TO ANY PRODUCTS DELIVERED HEREUNDER THAT ARE SUBSEQUENTLY LOST OR DAMAGED SHALL BE LIMITED TO THE THEN CURRENT REPLACEMENT COST AT THE TERMINAL OF SUCH LOST OR DAMAGED PRODUCT; REGARDLESS OF HOW SUCH LOSS OR DAMAGE MAY HAVE OCCURRED OR BEEN CAUSED, INCLUDING WHETHER OR NOT SUCH LOSS OR DAMAGE IS THE RESULT OF THE NEGLIGENCE (BUT NOT THE INTENTIONAL MISCONDUCT OF) VLI.

XXI. GOVERNING LAW. This Agreement shall be governed by the laws of the State of Texas. In the event of litigation concerning this Agreement, proper venue shall be in San Antonio, Bexar County, State of Texas.

XXII.DEFINITIONS. A "gallon" means a United States standard gallon of 231 cubic inches at sixty degrees (60(Degree) Fahrenheit). A "barrel" means forty-two
     (42) United States standard gallons.

XXIII. DEFAULT. Except as otherwise specifically provided for under the terms of this Agreement, if either party fails to perform any of the covenants or obligations imposed on it by this Agreement (the "Defaulting Party"), then the party to whom the covenant or obligation was due (the "Non-Defaulting Party") may (without waiving any other remedy for breach hereof), notify in writing the Defaulting Party, stating specifically the nature of the default (the "Default Notice"). The Defaulting Party will have 30 days after receipt of the Default Notice (the "Cure Period") in which to remedy the cause or causes stated in the Default Notice, or provide adequate security to fully indemnify the Non-Defaulting Party for any and all consequences of the breach, or to dispute the claim of breach. If the Defaulting Party disputes the claim of breach ("Notice of Dispute"), then the Defaulting Party shall notify the Non-Defaulting Party in writing of its dispute within ten days after receipt of the Default Notice. If the Defaulting Party either cures the default or provides adequate security within the Cure Period or delivers a Notice of Dispute in a timely manner, then this Agreement shall remain in full force and effect pending resolution of such dispute with respect to a default addressed by the Defaulting Party. If the Defaulting Party fails to cure the default, to provide adequate security, or timely deliver a Notice of Dispute, or the parties are unable to resolve a dispute addressed in a Notice of Dispute within 60 days after receipt of the Notice of Dispute, then the Non-Defaulting Party may terminate this Agreement immediately upon giving written notice of termination to the Defaulting Party.

XXIV.WAIVER; ENTIRE AGREEMENT. No waiver by any party of any breach of any of the covenants or conditions herein contained to be performed by another party shall be construed as a waiver of any succeeding breach of the same or any other covenant or condition. The entire Agreement is contained herein and there are no oral understandings, representations or warranties affecting it. This Agreement may not be terminated or changed except in writing.

XXV. RIGHT TO AUDIT. Customer and its duly authorized representatives shall have access to the accounting records and other documents maintained by VLI which relate to services provided to Customer under this Agreement and Customer shall have the right to audit such records at any reasonable times during the term hereof and within three years after the termination of this Agreement.

                         IN WITNESS WHEREOF, the parties hereto have caused this
                    Agreement to be executed and delivered as of the _____ day of March, 2003.

                                VALERO MARKETING AND SUPPLY COMPANY


                                By:    /s/ Michael S. Ciskowski
                                ---------------------------------------------
                                Name:  Michael S. Ciskowski
                                Title: Senior Vice President


                                VALERO LOGISTICS OPERATIONS, L.P.

                                By:    Valero GP, Inc., its general partner


                                By:    /s/ Curtis V. Anastasio
                                ------------------------------------------------
                                Name:  Curtis V. Anastasio
                                Title: Chief Executive Officer and President

                                                                    Exhibit 10.9

                             TERMINALLING AGREEMENT

     THIS AGREEMENT is made and entered into by and between Valero Logistics Operations, L.P., a Delaware limited partnership ("VLI"), and Valero Marketing and Supply Company, a Delaware corporation ("VMSC" or "Customer"), as of the 18th day of March, 2003.


     I. FACILITIES. VLI agrees to provide Customer with storage and handling services for petroleum products (the "Products") at the San Antonio terminal located in San Antonio, Texas (the "Terminal"). The amount of storage space provided to the Customer shall be determined by storage space availability at the Terminal and Customer's Product terminalling requirements. Customer shall not have exclusive rights to the use of the Terminal and VLI may enter into terminalling arrangements with third parties.

     II.  PRODUCTS. Initially, Products handled will include:

          #2 low sulfur diesel fuel
          #2 high sulfur diesel fuel
          regular and premium grades of motor fuel

          and such other Products as VLI and Customer may agree to in writing from time to time.

     III. CHARGES.

               (a) Terminal Fees. Customer shall pay a terminal fee of $0.006 per gallon for all Products throughput by or on behalf of Customer through the Terminal ("Terminal Fee").

               Additive Fees. In addition to the Terminal Fee, Customer shall pay to VLI a $0.0029 per gallon fee for generic gasoline additive should Customer elect to receive additives in the Product. This additive fee includes $0.0012 for injection services, $0.0010 for VAR (volume additive reporting and recordkeeping) and $0.0007 for the additive. If Customer (or its customers) request a proprietary additive in lieu of the generic additive and the Customer (or its customers) purchases the additive directly and provides it to VLI, the additive fee will be reduced by $0.0007 per gallon.

               (b) Monthly Invoice. The Terminal Fee and Additive Fee will be assessed monthly based on the actual quantity of Customer's Product delivered into the Terminal by truck, pipeline or vessel for the prior month.

               (c) Payment. Customer shall pay all Fees invoiced hereunder to such account as directed by VLI from time to time within 10 business days of receipt of invoice from VLI.

     IV. PRODUCT QUALITY CONTROL. Product received hereunder shall conform to all federal, state and local specifications at the time of receipt at the Terminal. Product delivered by VLI from storage shall conform to federal, state, and local specifications in effect at the time of delivery.

     V. DELIVERIES NOTICE. Customer shall give VLI at least twenty-four hours prior notice of the expected arrival of each shipment of Product and VLI shall in its sole discretion accept or reject each shipment based on storage space available at the Terminal and the Customer's projected thruput.

     VI.  DETERMINATION OF QUANTITIES.

          a) The quantity of Product delivered into the Terminal shall be measured by the applicable Terminal receipt meters. All quantities of Product delivered into Customer's (or its customers') transport trucks, railcars, or vessels shall be measured by VLI's loading rack meters, which shall be calibrated as required by law and which shall, if requested by Customer, be calibrated by an independent licensed inspector, satisfactory to Customer (the costs of any independent inspector shall be borne by Customer unless the meters are determined to be inaccurate by more than 0.25% of volume, in which case the costs shall be shared on a 50/50 basis between VLI and Customer). All quantities shall be adjusted in volume to sixty degrees (60(Degree) Fahrenheit) in accordance with the applicable parts of the latest revision of the ASTMIP Petroleum Measurement Tables (American Edition).

          b) VLI shall keep accurate records of the receipt, storage and delivery of Product hereunder and shall account for Product at such time and in such manner as shall be reasonably requested by Customer.

     VII. CUSTODY AND RESPONSIBILITY.

          a) Product stored for the Customer may be commingled at the Terminal with the fungible Product received by VLI from other customers.

          b) At the time Customer's Product passes the outlet flange of the receipt meter connection between the pipeline and/or delivering truck or railcar and the Terminal's receiving line, the Customer shall be deemed to have delivered custody of the Product to VLI for storage. At the time Customer's Product passes the outlet flange of the delivery meter on the pipeline, truck, railcar or other vessel into which delivery of Customer's Product has been scheduled, VLI shall be deemed to have delivered custody of the Product to Customer.

          c) VLI's obligation to Customer with respect to Product stored hereunder shall be to deliver to Customer, upon Customer's request, and in accordance with the terms of this Agreement, a quantity of Product meeting the applicable specifications (as described in Section IV of this Agreement), no greater than the quantity of Product originally delivered by Customer to VLI for storage.

          d) Customer shall be responsible for losses of Product caused or occasioned by Customer's negligence or the negligence of Customer's agents, servants, or employees. VLI shall be responsible for all other losses of Customer's Product while in VLI's care, custody and control; provided that VLI shall not be responsible for actual measured losses in volume of Product which are less than one-quarter of one percent (0.25%) of receipts during the period for which accounting is made, provided such lost volume cannot be identified somewhere else in the Terminal or pipeline system, such as a transfer to another tank in the Terminal, as remaining in a pipeline, etc. Such lost volume which cannot be identified shall be deducted from any claims for losses.

          e) Insurance on Products, if any be desired by Customer, shall be carried by Customer at its own expense and for the benefit of Customer. VLI agrees that during the terms of this Agreement it shall maintain property and casualty insurance (including pollution insurance coverage) on the Terminal in accordance with customary terminal industry practices and with a licensed, reputable carrier. Customer acknowledges that initially such insurance may be maintained under an umbrella policy of Valero Energy Corporation with VLI as a named insured (and for which VLI shall reimburse Valero Energy Corporation for its proportionate cost), but VLI agrees that it will endeavor in good faith to obtain insurance in its own name if commercially and economically practicable.


     VIII.GENERIC ADDITIVE. VLI and Customer agree that VLI shall provide an additive for use by Customer and Customer's customers who do not require a proprietary additive for all refined products, other than distillates and asphalt products. The additive shall be properly registered with the EPA. VLI shall determine a treat rate consistent with the additive manufacturer's specifications. VLI shall place sufficient additive into the Product delivered to Customer so as to comply with the EPA regulations, as such regulations may be modified, replaced or introduced from time to time.

     IX. TANK TRUCK LOADING. For tank truck loading, each carrier shall execute VLI's form Terminal Access Agreement, which will include (i) VLI's insurance requirements, (ii) methods for approval of drivers for loading and (iii) requirements for compliance with various governmental regulations.

     X. INDEMNIFICATION. To the fullest extent permitted by law and except as specified otherwise elsewhere in the Agreement:

          a) Customer shall defend, indemnify and hold harmless VLI, its directors, officers, employees and agents from and against any loss, damage, claim, suit liability, judgment and expense (including attorneys fees and other costs of litigation) arising out of injury, disease or death of any persons, damage to or loss of any property, or fines or penalties to the extent caused by or resulting from negligence of Customer, its employees or agents, in the exercise of any of the rights granted hereunder or in the operations, loading or unloading of any motor vehicle, vessel or rail car owned or hired by Customer, its employees or agents, except to the extent that such injury, death, damage to or loss of property or fine or penalty may be caused by or resulting from negligence on the part of VLI, its employees or agents.

          b) VLI shall defend, indemnify and hold harmless Customer, its directors, officers, employees and agents from and against any loss, damage, claim, suit, liability, judgment and expense (including attorneys fees and other costs of litigation) arising out of injury, disease or death of any persons, damage to or loss of any property or fines or penalties caused by or resulting from negligence of VLI, its employees or agents, in the performance of this Agreement, except to the extent that such injury, death, damage to or loss of property may be caused by or resulting from negligence on the part of Customer, its employees or agents.

          c) VLI or Customer, as soon as practicable after receiving notice of any suit brought against it within this indemnity, will furnish to the other party full particulars and shall render all reasonable assistance requested by the other party in the defense.

     XI. COMPLIANCE WITH LAWS AND REGULATIONS. Both parties agree to comply fully in the performance of this Agreement with all applicable federal, state and local governmental laws, regulations and rules (the "Regulations"). Each party further agrees to defend, indemnify and hold harmless the other from and against any loss, damage, claim, suit, liability, judgment, fines, penalties, and expenses (including attorneys fees and other costs of litigation) arising out of a violation by such party of the Regulations, except to the extent such fine, charge or assessment is caused by the other party.

     XII. GENERAL FUELS ENVIRONMENTAL REQUIREMENTS. Both parties shall comply with all environmental requirements applicable to fuels, whether imposed by federal, state, or local governments. This obligation includes, but is not limited to, the requirements described in this section.

          a) REID VAPOR PRESSURE (RVP) REQUIREMENTS. Both parties shall cooperate on reasonable basis with each other in order to comply with all regulatory requirements established for each RVP season or specified by Customer, as applicable, for the RVP season. This includes that both parties shall make available the appropriate RVP Product for the appropriate RVP destination. The p.s.i. requirement for RVP for particular Product may be revised by the government in the future and both parties shall keep current with such requirements. If the Terminal is located in or within 150 miles of a low RVP area, VLI shall prominently display maps showing the high and low RVP areas.

          b) DIESEL FUEL REQUIREMENTS. Both parties shall comply with all high/low sulfur diesel fuel requirements, including, but not limited to, the obligation to prevent contamination or other mixing of low sulfur diesel Product with high sulfur diesel Product and the appropriate marking of the dispensing arms by VLI at its Terminal as to which arms contain low sulfur and high sulfur diesel Product. Both parties shall also comply with the appropriate transfer documentation requirements, including, that the bills of lading, or other PTD (Product Transfer Document), shall include all of the information required by law or regulation to be provided to the recipient and include the warning that high sulfur diesel is for off-highway usage only.

          c)  PTD   REQUIREMENTS.   Both  parties  shall  comply  with  the  PTD
          requirements for Conventional Gasoline for all non-RFG or RBOB gasoline (as required by federal law). Both parties shall also place enough information on the PTD so that the recipient (a carrier or other representative of each party) has all of the information required by law or regulation for it to comply with PTD requirements.

          d) RFG  REQUIREMENTS.  Both parties  shall comply with all  regulatory
          requirements   established   for   Reformulated   Gasoline  (RFG),  if
          applicable.

          e) OVERSIGHT PROGRAM REQUIRED FOR ALL FUELS PROGRAMS. Both parties shall establish an oversight program in compliance with federal regulations so that in its distributor and/or ethanol or oxygenate blender capacity under federal fuels regulations, each is able to satisfy an affirmative defense to presumptive liability under the RVP program, the low/high sulfur diesel fuel program, the dye concentration program (for tax exempt distillate) and/or the reformulated gasoline program for the shipments that both parties make for each other or its customers which are subject to such programs. Both parties shall conduct periodic sampling and testing of sulfur and dye concentration if they handle diesel fuel. The program shall include periodic review of PTD's to ensure they and the shipments they represent are in compliance with all applicable laws and regulations and shipped to the appropriate areas. Both parties shall provide each other with copies of its oversight program and sampling results and both parties shall also immediately notify each other as to any sampling results or other information it may have, which would indicate a violation or suspected violation of any law or regulation. Customer or its subsidiaries shall be able to utilize any of the information obtained from this program as if it were Customer's own information. Should VLI handle different levels of RVP Product during the summer RVP season, VLI shall have a customer access system whereby Customer, obtaining Product for any destination within a low RVP area, shall be locked out from access from high RVP Product.

     XIII.HOURS OF OPERATION. The Terminal will be accessible at any time to persons properly authorized by VLI to operate the motorized entrance gate and the automated metering system.

     XIV. PERIOD OF AGREEMENT. This Agreement shall become effective and shall remain in force for five year(s) commencing on March 18, 2003. Unless cancelled at the end of the initial term by 30 days prior notice from either party, this Agreement will continue thereafter on a year-to-year basis until cancelled at the end of a renewal period by 30 days prior notice from either party.

     XV. TAXES. Customer shall pay any and all license fees and excise taxes on Customer's Product received and stored hereunder and on the storage, handling, loading, and unloading thereof, which VLI may be required to pay under any applicable federal, state, county, or municipal law, ordinances, or regulations now in effect or hereafter enacted. Customer shall be responsible for, and in its name shall effect compliance with all governmental tax requirements with respect to Customer's Product. VLI will pay, or cause to be paid, and shall indemnify and defend Customer and Customer's affiliates from and against, all taxes and assessments lawfully levied and imposed with respect to its ownership and/or operation of the Terminal.

     XVI. FORCE MAJEURE. Except as otherwise specifically provided in any part of this Agreement, the failure or omission by either party to carry out or observe any of the terms or provisions of this Agreement shall not give rise to any claim by one party against another, if such failure or omission shall arise or result from or be caused by any event or condition caused by or resulting from acts of God, strikes, lockouts or other industrial disturbances, acts of the public enemy, wars, blockades, insurrections, riots, storms, floods, washouts, arrests, the order of any court or governmental authority having jurisdiction while the same is in force and effect, civil disturbances, explosions, breakage, accident to machinery, storage tanks or lines of pipe, inability to obtain or unavoidable delay in obtaining material, equipment, right of way easements, franchises, or permits, and any other causes whether of the kind herein enumerated or otherwise, but in each case not reasonably within the control of the party claiming suspension and which by the exercise of due diligence such party is unable to prevent or overcome.

     XVII.NOTICES. All notices, requests, demands, and other communications pertaining to this Agreement shall be delivered personally, or by registered or certified mail (postage prepaid and return receipt requested), or by express carrier or delivery service, or by telecopy, to the parties hereto at the addresses below (or at such other addresses as shall be specified by notice under this Section XVII):

          if   to Customer:
                           Valero Marketing and Supply Company
                           One Valero Place
                           San Antonio, Texas 78212
                           Attn:  Mr. Bill Klesse
                           Telecopy:  210-370-2660


          if   to VLI:
                           Valero Logistics Operations, L.P.
                           6000 North Loop 1604 West
                           San Antonio, Texas 78249
                           Attn: Mr. Curt Anastasio
                           Telecopy:  210-370-2304

     XVIII. SUCCESSORS AND ASSIGNS.  This  Agreement  shall inure to the benefit of, and shall be binding upon, Customer and VLI and their respective successors and permitted assigns; provided however, that this Agreement and the obligations of the parties hereunder shall not be assignable by any party hereto, by operation of law or otherwise, without the express prior written consent of the other party, except that either party may assign this Agreement without such consent, including the performance thereof, in whole or in part, to an affiliate or wholly owned subsidiary or to a successor as a result of a merger, consolidation or sale or transfer of all or substantially all of the applicable party's assets. The parties hereto agree to require their respective successors, if any, to expressly assume, in a form of agreement acceptable to the other parties, the obligations under this Agreement.

     XIX. SEVERABILITY. If any provision of this Agreement shall be held invalid or unenforceable by a court or regulatory body of competent jurisdiction, the remainder of this Agreement shall remain in full force and effect.

     XX. NO CONSEQUENTIAL DAMAGES; IMPLIED WARRANTIES. NEITHER CUSTOMER NOR VLI SHALL BE LIABLE TO THE OTHER FOR PECIAL, PUNITIVE, EXEMPLARY OR CONSEQUENTIAL DAMAGES (INCLUDING LOST PROFITS) UNDER THIS AGREEMENT, NO MATTER HOW SUCH DAMAGES MAY HAVE OCCURRED OR BEEN CAUSED, INCLUDING WHETHER OR NOT SUCH DAMAGES ARE THE RESULT OF THE NEGLIGENCE OF (BUT NOT THE INTENTIONAL MISCONDUCT OF) EITHER CUSTOMER OR VLI OR ANY OF THEIR RESPECTIVE AFFILIATES. EXCEPT AS EXPRESSLY SET FORTH HEREIN, THERE ARE NO GUARANTEES OR WARRANTIES OR REPRESENTATIONS BY EITHER PARTY OF ANY KIND, EXPRESS OR IMPLIED, INCLUDING, WITHOUT LIMITATION, ANY WARRANTIES OF MERCHANTIBILITY OR FITNESS FOR A PARTICULAR PURPOSE, WHETHER ARISING BY OPERATION OF LAW OR OTHERWISE, WITH RESPECT TO THIS AGREEMENT. TO THE EXTENT THAT A REMEDY IS SET FORTH IN THIS AGREEMENT FOR A PARTICULAR BREACH OF THIS AGREEMENT, SUCH REMEDY SHALL BE THE SOLE AND EXCLUSIVE REMEDY FOR ANY CLAIM FOR DAMAGE OR OTHERWISE ARISING FROM OR RELATED TO SUCH BREACH OF THIS AGREEMENT.

          VLI'S LIABILITY WITH RESPECT TO ANY PRODUCTS DELIVERED HEREUNDER THAT ARE SUBSEQUENTLY LOST OR DAMAGED SHALL BE LIMITED TO THE THEN CURRENT REPLACEMENT COST AT THE TERMINAL OF SUCH LOST OR DAMAGED PRODUCT;
          REGARDLESS OF HOW SUCH LOSS OR DAMAGE MAY HAVE OCCURRED OR BEEN CAUSED, INCLUDING WHETHER OR NOT SUCH LOSS OR DAMAGE IS THE RESULT OF THE NEGLIGENCE (BUT NOT THE INTENTIONAL MISCONDUCT OF) VLI.

     XXI. GOVERNING LAW. This Agreement shall be governed by the laws of the State of Texas. In the event of litigation concerning this Agreement, proper venue shall be in San Antonio, Bexar County, State of Texas.

     XXII.DEFINITIONS. A "gallon" means a United States standard gallon of 231 cubic inches at sixty degrees (60(Degree) Fahrenheit). A "barrel" means forty-two (42) United States standard gallons.

     XXIII. DEFAULT.  Except as  otherwise  specifically  provided for under the terms of this Agreement, if either party fails to perform any of the covenants or obligations imposed on it by this Agreement (the "Defaulting Party"), then the party to whom the covenant or obligation was due (the "Non-Defaulting Party") may (without waiving any other remedy for breach hereof), notify in writing the Defaulting Party, stating specifically the nature of the default (the "Default Notice"). The Defaulting Party will have 30 days after receipt of the Default Notice (the "Cure Period") in which to remedy the cause or causes stated in the Default Notice, or provide adequate security to fully indemnify the Non-Defaulting Party for any and all consequences of the breach, or to dispute the claim of breach. If the Defaulting Party disputes the claim of breach ("Notice of Dispute"), then the Defaulting Party shall notify the Non-Defaulting Party in writing of its dispute within ten days after receipt of the Default Notice. If the Defaulting Party either cures the default or provides adequate security within the Cure Period or delivers a Notice of Dispute in a timely manner, then this Agreement shall remain in full force and effect pending resolution of such dispute with respect to a default addressed by the Defaulting Party. If the Defaulting Party fails to cure the default, to provide adequate security, or timely deliver a Notice of Dispute, or the parties are unable to resolve a dispute addressed in a Notice of Dispute within 60 days after receipt of the Notice of Dispute, then the Non-Defaulting Party may terminate this Agreement immediately upon giving written notice of termination to the Defaulting Party.

     XXIV.WAIVER; ENTIRE AGREEMENT.  No waiver by any party of any breach of any of the covenants or conditions herein contained to be performed by another party shall be construed as a waiver of any succeeding breach of the same or any other covenant or condition. The entire Agreement is contained herein and there are no oral understandings, representations or warranties affecting it. This Agreement may not be terminated or changed except in writing.

     XXV. RIGHT TO AUDIT. Customer and its duly authorized representatives shall have access to the accounting records and other documents maintained by VLI which relate to services provided to Customer under this Agreement and Customer shall have the right to audit such records at any reasonable times during the term hereof and within three years after the termination of this Agreement.

          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed and delivered as of the 18th day of March, 2003.

                                 VALERO MARKETING AND SUPPLY COMPANY


                                 By:      /s/ Michael S. Ciskowski
                                    -----------------------------------------
                                 Name:   Michael S. Ciskowski
                                 Title:  Senior Vice President


                                 VALERO LOGISTICS OPERATIONS, L.P.

                                 By:     Valero GP, Inc., its general partner


                                 By:      /s/ Curtis V. Anastasio
                                    -----------------------------------------
                                 Name:   Curtis V. Anastasio
                                 Title:  Chief Executive Officer and President

                                                                  Exhibit 10.10

                          REGISTRATION RIGHTS AGREEMENT

     This REGISTRATION RIGHTS AGREEMENT dated March 18, 2003 (the "Agreement") is entered into by and among Valero Logistics Operations, L.P., a Delaware limited partnership (the "OLP"), Valero L.P., a Delaware limited partnership (the "Guarantor"), and J.P. Morgan Securities Inc., Barclays Capital Inc., Mizuho International plc, RBC Dominion Securities Corporation, Scotia Capital
(USA) Inc., Sun Trust Capital Markets, Tokyo-Mitsubishi International plc (the "Initial Purchasers").

     The OLP, the Guarantor and the Initial Purchasers are parties to the Purchase Agreement dated March 12, 2003 (the "Purchase Agreement"), which provides for the sale by the OLP to the Initial Purchasers of $250,000,000 aggregate principal amount of the OLP's 6.05% Senior Notes due 2013 (the "Securities") which will be guaranteed on a senior unsecured basis by the Guarantor. As an inducement to the Initial Purchasers to enter into the Purchase Agreement, the OLP and the Guarantor have agreed to provide to the Initial Purchasers and their direct and indirect transferees the registration rights set forth in this Agreement. The execution and delivery of this Agreement is a condition to the closing under the Purchase Agreement.

     In consideration of the foregoing, the parties hereto agree as follows:

     1. Definitions. As used in this Agreement, the following terms shall have the following respective meanings:

     "Business Day" shall mean any day that is not a Saturday, Sunday or other day on which commercial banks in New York City are authorized or required by law to remain closed.

     "Closing Date" shall mean the Closing Date as defined in the Purchase Agreement.

     "Consummated" shall mean, for purposes of this Agreement and the Exchange Offer, the delivery by the OLP to the registrar under the Indenture of Exchange Securities in the same aggregate principal amount as the aggregate principal amount of Registrable Securities that were tendered by Holders thereof pursuant to the Exchange Offer.

     "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended from time to time.

     "Exchange Offer" shall mean the exchange offer by the OLP and the Guarantor of Exchange Securities for Registrable Securities pursuant to Section 2(a) hereof.

     "Exchange  Offer   Registration"   shall  mean  a  registration  under  the
Securities Act effected pursuant to Section 2(a) hereof.

     "Exchange Offer Registration Statement" shall mean an exchange offer registration statement on Form S-4 (or, if applicable, on another appropriate form) and all amendments and supplements to such registration statement, in each case including the Prospectus contained therein, all exhibits thereto and any document incorporated by reference therein.

     "Exchange Securities" shall mean senior notes issued by the OLP and guaranteed by the Guarantor under the Indenture containing terms identical to the Securities (except that the Exchange Securities will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with this Agreement) and to be offered to Holders of Securities in exchange for Securities pursuant to the Exchange Offer.

     "Guarantor" shall have the meaning set forth in the preamble to this Agreement and shall also include the Guarantor's successors.

     "Holders" shall mean the Initial Purchasers, for so long as they own any Registrable Securities, and each of their successors, assigns and direct and indirect transferees who acquire Registrable Securities from time to time; provided that for purposes of Sections 6 and 8 of this Agreement, the term "Holders" shall include Participating Broker-Dealers.

     "Initial Purchasers" shall have the meaning set forth in the preamble to this Agreement.

     "Indenture" shall mean the Indenture relating to the Securities dated as of July 15, 2002 among the OLP, the Guarantor and The Bank of New York, as trustee, as the same may be amended from time to time in accordance with the terms thereof, including but not limited to the amendments effected thereto by the First Supplemental Indenture dated as of July 15, 2002 and the Second Supplemental Indenture dated as of March __, 2003, in each case among the OLP, the Guarantor and The Bank of New York, as trustee.

     "Majority Holders" shall mean the Holders of a majority of the aggregate principal amount of outstanding Registrable Securities; provided that whenever the consent or approval of Holders of a specified percentage of Registrable Securities is required hereunder, Registrable Securities owned directly or indirectly by the OLP or any of its affiliates (as such term is defined in Rule 405 under the 1933 Act) (other than the Initial Purchasers or subsequent Holders of Registrable Securities if such subsequent holders are deemed to be such affiliates solely by reason of their holding of such Registrable Securities) shall not be counted in determining whether such consent or approval was given by the Holders of such required percentage or amount.

     "NASD" shall mean the National Association of Securities Dealers, Inc.

     "Offer Period" shall have the meaning set forth in Section 2(a)(ii) hereof.

     "OLP" shall have the meaning set forth in the preamble to this Agreement and shall also include the OLP's successors.

     "Participating Broker-Dealers" shall have the meaning set forth in Section 7 hereof.

     "Person" shall mean an individual, partnership, limited liability company, corporation, trust or unincorporated organization, or a government or agency or political subdivision thereof.

     "Purchase Agreement" shall have the meaning set forth in the preamble to this Agreement.

     "Prospectus" shall mean the prospectus included in a Registration Statement, including any preliminary prospectus, and any such prospectus as amended or supplemented by any prospectus supplement, including a prospectus supplement with respect to the terms of the offering of any portion of the Registrable Securities covered by a Shelf Registration Statement, and by all other amendments and supplements to such prospectus, and in each case including any document incorporated by reference therein.

     "Registrable Securities" shall mean the Securities; provided that the Securities shall cease to be Registrable Securities (i) when a Registration Statement with respect to such Securities has been declared effective under the Securities Act and such Securities have been exchanged or disposed of pursuant to such Registration Statement, (ii) when such Securities are eligible to be sold pursuant to Rule 144(k) (or any similar provision then in force, but not Rule 144A) under the Securities Act or (iii) when such Securities cease to be outstanding.

     "Registration Expenses" shall mean any and all expenses incident to performance of or compliance by the OLP and the Guarantor with this Agreement, including without limitation: (i) all SEC, stock exchange or NASD registration and filing fees, (ii) all fees and expenses incurred in connection with compliance with state securities or blue sky laws (including reasonable fees and disbursements of counsel for any Underwriters or Holders in connection with blue sky qualification of any Exchange Securities or Registrable Securities), (iii) all expenses of any Persons in preparing or assisting in preparing, word processing, printing and distributing any Registration Statement, any Prospectus and any amendments or supplements thereto, any underwriting agreements, securities sales agreements or other similar agreements and any other documents relating to the performance of and compliance with this Agreement, (iv) all rating agency fees, (v) all fees and disbursements relating to the qualification of the Indenture under applicable securities laws, (vi) the fees and disbursements of the Trustee and its counsel, (vii) the fees and disbursements of counsel for the OLP and the Guarantor and, in the case of a Shelf Registration Statement, the fees and disbursements of one counsel for the Holders (which counsel shall be selected by the Majority Holders and which counsel may also be counsel for the Initial Purchasers) and (viii) the fees and disbursements of the independent public accountants of the OLP and the Guarantor, including the expenses of any special audits or "comfort" letters required by or incident to the performance of and compliance with this Agreement, but excluding fees and expenses of counsel to the Underwriters (other than fees and expenses set forth in clause (ii) above) or the Holders and underwriting discounts and commissions and transfer taxes, if any, relating to the sale or disposition of Registrable Securities by a Holder.

     "Registration Statement" shall mean any registration statement of the OLP and the Guarantor that covers any of the Exchange Securities or Registrable Securities pursuant to the provisions of this Agreement and all amendments and supplements to any such registration statement, including post-effective amendments, in each case including the Prospectus contained therein, all exhibits thereto and any document incorporated by reference therein.

     "SEC" shall mean the United States Securities and Exchange Commission.

     "Securities" shall have the meaning set forth in the preamble to this Agreement.

     "Securities Act" shall mean the Securities Act of 1933, as amended from time to time.

     "Shelf Registration" shall mean a registration effected pursuant to Section 2(b) hereof.

     "Shelf Registration Statement" shall mean a "shelf" registration statement of the OLP and the Guarantor that covers all the Registrable Securities (but no other securities unless approved by the Holders whose Registrable Securities are to be covered by such Shelf Registration Statement) on an appropriate form under Rule 415 under the Securities Act, or any similar rule that may be adopted by the SEC, and all amendments and supplements to such registration statement, including post-effective amendments, in each case including the Prospectus contained therein, all exhibits thereto and any document incorporated by reference therein.

     "Trust Indenture Act" shall mean the Trust Indenture Act of 1939, as amended from time to time.

     "Trustee" shall mean the trustee with respect to the Securities under the Indenture.

     "Underwriter" shall have the meaning set forth in Section 5 hereof.

     "Underwritten Offering" shall mean an offering in which Registrable Securities are sold to an Underwriter for reoffering to the public.

     2.   Registration Under the Securities Act.

     (a) Registered Exchange Offer. Except as set forth in Section 2(b), the OLP and the Guarantor agree to file under the Securities Act, as soon as practicable but in no event later than 90 days after the Closing Date, an Exchange Offer Registration Statement covering an offer to the Holders to exchange all the Registrable Securities for Exchange Securities. The OLP and the Guarantor agree to use their best efforts to cause the Exchange Offer Registration Statement to be declared effective by the SEC under the Securities Act as soon as practicable, but no later than 180 days after the Closing Date. The OLP and the

Guarantor further agree to use their best efforts to cause the Exchange Offer to be Consummated promptly, but no later than 210 days after the Closing Date, hold the Exchange Offer open for at least 20 Business Days and exchange Exchange Securities for all Registrable Securities that have been properly tendered and not withdrawn on or prior to the expiration of the Exchange Offer.

     The OLP and the Guarantor shall commence the Exchange Offer by mailing the related Prospectus, appropriate letters of transmittal and other accompanying documents to each Holder stating, in addition to such other disclosures as are required by applicable law:

(i) that the Exchange Offer is being made pursuant to this Agreement and that all Registrable Securities validly tendered and not properly withdrawn will be accepted for exchange;

(ii) the period for which the Exchange Offer will be held open (which shall be a period of at least than 20 Business Days from the date such notice is mailed) (the "Offer Period");

(iii)that any Registrable Security not tendered will remain outstanding and continue to accrue interest but will not retain any rights under this Agreement;

(iv) that any Holder electing to have a Registrable Security exchanged pursuant to the Exchange Offer will be required to surrender such Registrable Security, together with the appropriate letters of transmittal, to the institution and at the address (located in the Borough of Manhattan, The City of New York) and in the manner specified in the notice, prior to the close of business on the last Business Day of the Offer Period; and

(v) that any Holder will be entitled to withdraw its election, not later than the close of business on the last Business Day of the Offer Period, by sending to the institution and at the address (located in the Borough of Manhattan, The City of New York) specified in the notice, a telegram, telex, facsimile transmission or letter setting forth the name of such Holder, the principal amount of Registrable Securities delivered for exchange and a statement that such Holder is withdrawing its election to have such Securities exchanged.

     As a condition to participating in the Exchange Offer, a Holder will be required to represent to the OLP and the Guarantor that (i) any Exchange Securities to be received by it will be acquired in the ordinary course of its business, (ii) at the time of the commencement of the Exchange Offer it has no arrangement or understanding with any Person to participate in the distribution (within the meaning of the Securities Act) of the Exchange Securities in violation of the provisions of the Securities Act, (iii) it is not an "affiliate" (within the meaning of Rule 405 under Securities Act) of the OLP or the Guarantor, (iv) if such Holder is a broker-dealer that will receive Exchange

Securities for its own account in exchange for Registrable Securities that were acquired as a result of market-making or other trading activities, then such Holder will deliver a Prospectus in connection with any resale of such Exchange Securities and (v) it is not acting on behalf of any person who could not truly make the representations set forth in clauses (i) through (iv) of this paragraph.

          As soon as practicable after the Offer Period, the OLP and the Guarantor shall:

     (i) accept for exchange Registrable Securities or portions thereof validly tendered and not properly withdrawn pursuant to the Exchange Offer; and

     (ii) deliver, or cause to be delivered, to the Trustee for cancellation all Registrable Securities or portions thereof so accepted for exchange by the OLP and issue, and cause the Trustee to promptly authenticate and deliver to each Holder, Exchange Securities equal in principal amount to the principal amount of the Registrable Securities surrendered by such Holder.

     The OLP and the Guarantor  shall use their best efforts to  Consummate  the
Exchange Offer as provided above and shall comply with the applicable requirements of the Securities Act, the Exchange Act and all other applicable laws and regulations in connection with the Exchange Offer. The Exchange Offer shall not be subject to any conditions, other than that the Exchange Offer does not violate any applicable law or applicable interpretations of the Staff of the SEC.

     (b) Shelf Registration. In the event that (i) on or prior to the time the Exchange Offer is Consummated, the OLP or the Guarantor determines that existing SEC interpretations are changed such that the Exchange Securities received by Holders in the Exchange Offer are not or would not be, upon receipt, transferable by each such Holder without restriction under the Securities Act,
(ii) the Exchange Offer has not been Consummated within 210 days following the Closing Date, (iii) the Exchange Offer has been Consummated and in the opinion of counsel for the Initial Purchasers a Registration Statement must be filed and a Prospectus must be delivered by the Initial Purchasers in connection with any offering or sale of Registrable Securities (other than Registrable Securities held by Holders described in Section 7), or (iv) any applicable law or interpretations do not permit any Holder to Participate in the Exchange Offer, the OLP and the Guarantor shall, in lieu of (or, in the case of clause (iii) of this sentence, in addition to) conducting the Exchange Offer contemplated by
Section 2(a), file as soon as practicable after such determination, date or notice of such opinion of counsel is given to the OLP and the Guarantor, as the case may be, but no later than 45 days after the time such obligation to file arises, a Shelf Registration Statement providing for the sale of all the Registrable Securities by the Holders thereof and use their best efforts to have such Shelf Registration Statement declared effective by the SEC under the Securities Act no later than 90 days after such Shelf Registration Statement is filed and to keep such Shelf Registration Statement continuously effective until the expiration of the period referred to in Rule 144(k) under the Securities Act with respect to the Registrable Securities or such shorter period that will terminate when all the Registrable Securities covered by such Shelf Registration Statement have been sold pursuant to such Shelf Registration Statement, cease to be outstanding or cease to be Registrable Securities. The OLP and the Guarantor further agree to supplement or amend the Shelf Registration Statement and the related Prospectus if required by the rules, regulations or instructions applicable to the registration form used by the OLP for such Shelf Registration Statement or by the Securities Act or by any other rules and regulations thereunder for shelf registration or if reasonably requested by a Holder with respect to information relating to such Holder, to take any action reasonably necessary to enable such Holder to use the Prospectus forming a part thereof for resales of Registrable Securities, including, without limitation, any action necessary to identify such Holder as a selling securityholder in the Shelf Registration Statement, and to use their best efforts to cause any such amendment to be declared effective by the SEC under the Securities Act and such Shelf Registration Statement and Prospectus to become usable as soon as thereafter practicable. The OLP and the Guarantor agree to furnish to the Holders copies of any such supplement or amendment promptly after its being used or filed with the SEC.

     (c) Registration Expenses. The OLP and the Guarantor shall pay all Registration Expenses in connection with the registration pursuant to Section 2(a) and Section 2(b) hereof. Each Holder shall pay all underwriting discounts and commissions and transfer taxes, if any, relating to the sale or disposition of such Holder's Registrable Securities pursuant to the Shelf Registration Statement.

     3.   Additional Interest.

     (a) In the event that (i) the OLP and the Guarantor have not filed the Exchange Offer Registration Statement or Shelf Registration Statement with the SEC on or before the date on which such Registration Statement is required to be so filed pursuant to Section 2(a) or 2(b), respectively, (ii) such Exchange Offer Registration Statement or Shelf Registration Statement has not been declared effective by the SEC under the Securities Act on or before the date on which such Registration Statement is required to be declared effective under the Securities Act pursuant to Section 2(a) or 2(b), respectively, (iii) the Exchange Offer has not been Consummated within 210 days after the Closing Date or (iv) the Exchange Offer Registration Statement or Shelf Registration Statement required by Section 2(a) or 2(b) hereof is filed and declared effective by the SEC under the Securities Act but shall thereafter either be withdrawn by the OLP or the Guarantor or shall become subject to an effective stop order issued pursuant to Section 8(d) of the Securities Act suspending the effectiveness of such Registration Statement (except as specifically permitted herein) without being succeeded immediately by a post-effective amendment to such Registration Statement or an additional Registration Statement filed and declared effective by the SEC under the Securities Act (each such event referred to in clauses (i) through (iv) is referred to herein as a "Registration Default" and each period during which a Registration Default has occurred and is continuing until the Securities become freely tradable under the Securities Act is referred to herein as, a "Registration Default Period"), then the interest rate on the Registrable Securities will be increased by 0.25% (25 basis points) per annum during the first 90 days of the Registration Default Period, and by 0.50% (50 basis points) per annum thereafter for the remaining portion of the Registration Default Period. The interest rate will not at any time be increased by more than 0.50% (50 basis points) per annum. In addition, the interest rate on the Registrable Securities will revert to the interest rate prior to any increase pursuant to this Section 3(a) at such time as all Registration Defaults are cured.

     (b) The OLP or the Guarantor shall notify the Trustee within three Business Days after each and every date on which an event occurs in respect of which additional interest is required to be paid pursuant to Section 3(a).

     (c) Without limiting the remedies available to the Initial Purchasers and the Holders, the OLP and the Guarantor acknowledge that any failure by the OLP or the Guarantor to comply with their obligations under Section 2(a) and Section 2(b) hereof may result in material irreparable injury to the Initial Purchasers or the Holders for which there is no adequate remedy at law, that it will not be possible to measure damages for such injuries precisely and that, in the event of any such failure, the Initial Purchasers or any Holder may obtain such relief as may be required to specifically enforce the OLP's and the Guarantor's obligations under Section 2(a) and Section 2(b) hereof.

     4. Registration Procedures. In connection with their obligations pursuant to Section 2(a) and Section 2(b) hereof, the OLP and the Guarantor shall as expeditiously as possible:

     (a) prepare and file with the SEC a Registration Statement on the appropriate form under the Securities Act, which form (i) shall be selected by the OLP and the Guarantor, (ii) shall, in the case of a Shelf Registration, be available for the sale of the Registrable Securities by the selling Holders thereof and (iii) shall comply as to form in all material respects with the requirements of the applicable form and include all financial statements required under the Securities Act and the rules and regulations of the SEC thereunder to be filed therewith; and use their best efforts to cause such Registration Statement to become effective and remain effective for the applicable period in accordance with Section 2 hereof;

     (b) a reasonable time prior to the filing with the SEC of any Registration Statement, any Prospectus, any amendment to a Registration Statement or amendment or supplement to a Prospectus or of any document that is to be incorporated by reference into a Registration Statement or a Prospectus after initial filing of a Registration Statement, provide copies of such document to the Initial Purchasers and their counsel (and, in the case of a Shelf Registration Statement, to the Holders and their counsel, and, in the case of an Exchange Offer Registration for which a Prospectus contained in an Exchange Offer Registration Statement is required to be delivered by any Participating Broker-Dealer, to the Broker-Dealers and their counsel) and make such of the representatives of the OLP and the Guarantor as shall be reasonably requested by the Initial Purchasers or their counsel (and, in the case of a Shelf
Registration Statement, the Holders or their counsel, and in the case of an Exchange Offer Registration Statement, the Participating Broker-Dealers or their counsel) available for discussion of such document; and the OLP and the Guarantor will not, at any time after the initial filing with the SEC of a Registration Statement, file with the SEC any Prospectus, any amendment of or supplement to a Registration Statement or a Prospectus, or any document that is to be incorporated by reference into a Registration Statement or a Prospectus, of which the Initial Purchasers and their counsel (and, in the case of a Shelf Registration Statement, the Holders and their counsel, and in the case of an Exchange Offer Registration Statement, the Participating Broker-Dealers or their counsel) shall not have previously been advised and furnished a copy or to which the Initial Purchasers or their counsel (and, in the case of a Shelf
Registration Statement, the Holders or their counsel, and in the case of an Exchange Offer Registration Statement, the Participating Broker-Dealers or their counsel) shall reasonably object;

     (c) in the case of a Shelf Registration, furnish to each Holder of Registrable Securities, to counsel for the Initial Purchasers, to counsel for such Holders and to each Underwriter of an Underwritten Offering of Registrable Securities, if any, without charge, as many copies of each Prospectus, including each preliminary Prospectus, and any amendment or supplement thereto as they may reasonably request, in order to facilitate the sale or other disposition of the Registrable Securities thereunder; and the OLP and the Guarantor consent to the use of such Prospectus and any amendment or supplement thereto in accordance with applicable law by each of the selling Holders and any such Underwriters in connection with the offering and sale of the Registrable Securities covered by and in the manner described in such Prospectus or any amendment or supplement thereto;

     (d) in the case of a Shelf Registration, furnish to each Holder, without charge, at least one conformed copy of each Registration Statement and any post-effective amendment thereto (without any documents incorporated therein by reference or exhibits thereto, unless requested);

     (e) prepare and file with the SEC such amendments and post-effective amendments to each Registration Statement as may be necessary to keep such Registration Statement effective for the applicable period in accordance with
Section 2 hereof and cause each Prospectus to be supplemented by any required prospectus supplement and, as so supplemented, to be filed pursuant to Rule 424 under the Securities Act; and keep each Prospectus current during the period described in Section 4(3) of and Rule 174 under the Securities Act that is applicable to transactions by brokers or dealers with respect to the Registrable Securities or Exchange Securities;

     (f) upon the occurrence of any event contemplated by Section 4(g)(v) hereof, use their best efforts to prepare and file with the SEC a supplement or post-effective amendment to a Registration Statement or the related Prospectus or any document incorporated therein by reference or file any other required document so that, as thereafter delivered to purchasers of the Registrable Securities, such Prospectus will conform in all material respects to the applicable requirements of the Securities Act and the Trust Indenture Act and the rules and regulations of the SEC and will not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading; and the OLP and the Guarantor shall notify the Holders to suspend the use of the Prospectus as promptly as practicable after the occurrence of such an event until the OLP and the Guarantor have amended or supplemented the Prospectus to correct such misstatement or omission;

     (g) in the case of a Shelf Registration or an Exchange Offer Registration for which a Prospectus contained in an Exchange Offer Registration Statement is required to be delivered by any Participating Broker-Dealer, notify each Holder, counsel for such Holders and counsel for the Initial Purchasers, or each such Participating Broker-Dealer and its counsel, as the case may be, promptly and, if requested by any such Holder or counsel, confirm such advice in writing (i) when a Registration Statement has become effective, when any post-effective amendment thereto has been filed and becomes effective and when any Prospectus or Prospectus supplement has been filed, (ii) of any request by the SEC or any state securities authority for amendments and supplements to a Registration Statement or a related Prospectus or for additional information after the Registration Statement has become effective, (iii) of the issuance by the SEC or any state securities authority of any stop order suspending the effectiveness of a Registration Statement or the initiation of any proceedings for that purpose,
(iv) if, between the effective date of a Registration Statement and the closing of any sale of Securities covered thereby, the representations and warranties of the OLP or the Guarantor contained in any underwriting agreement, securities sales agreement or other similar agreement, if any, relating to an offering of such Securities cease to be true and correct or if the OLP or the Guarantor receives any notification with respect to the suspension of the qualification of such Securities for sale in any jurisdiction or the initiation of any proceeding for such purpose, (v) if at any time when a Prospectus is required to be delivered under the Securities Act, that such Registration Statement, Prospectus, Prospectus amendment or supplement or post-effective amendment does not conform in all material respects to the applicable requirements of the Securities Act and the Trust Indenture Act and the rules and regulations of the SEC thereunder or contains an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading and (vi) of any determination by the OLP or the Guarantor that a post-effective amendment to a Registration Statement would be appropriate;

     (h) use their best efforts to obtain the withdrawal of any order suspending the effectiveness of a Registration Statement at the earliest possible moment and provide prompt notice to each Holder of the withdrawal of any such order;

     (i) in the case of a Shelf Registration or an Exchange Offer
Registration for which a Prospectus contained in an Exchange Offer Registration Statement is required to be delivered by a Participating Broker-Dealer, use their best efforts to: (A) register or qualify the Registrable Securities under all applicable state securities or blue sky laws of such jurisdictions as any Holder of Registrable Securities covered by a Shelf Registration Statement or any Underwriter or the Participating Broker-Dealers, as the case may be, shall reasonably request in writing by the time the applicable Registration Statement is declared effective by the SEC and cooperate with the Holders or any Participating Broker-Dealer, as the case may be, in connection with any filings required to be made with the NASD (including retaining any "qualified independent underwriter" that is required to be retained in accordance with the rules and regulations of the NASD); (B) keep such registrations or qualifications in effect and comply with such laws so as to permit the continuance of offers, sales and dealings therein in such jurisdictions during the period the Registration Statement is required to remain effective under

Section 2(b) or Section 7 of this Agreement, as applicable, and for so long as may be necessary to enable any such Holder or Underwriter or Participating Broker-Dealer, as the case may be, to complete its distribution of Securities pursuant to such Registration Statement; and (C) do any and all other acts and things that may be reasonably necessary or advisable to enable each Holder or Participating Broker-Dealer, as the case may be, to complete the disposition in each such jurisdiction of the Registrable Securities owned by such Holder or Participating Broker-Dealer, as the case may be; provided that neither the OLP nor the Guarantor shall be required to (i) qualify as a foreign corporation or other entity or as a dealer in securities in any such jurisdiction where it would not otherwise be required to so qualify, (ii) file any general consent to service of process in any such jurisdiction or (iii) subject itself to taxation in any such jurisdiction if it is not already so subject;

     (j) use their best efforts to obtain the consent or approval of each governmental agency or authority, whether federal, state or local, which may be required to effect the Exchange Offer Registration, the Exchange Offer or the Shelf Registration, as the case may be, or the offering or sale in connection therewith or to enable the Holders to offer, or to consummate the disposition of, their Registrable Securities or Participating Broker-Dealers to offer and sell Exchange Securities;

     (k) cause the Indenture to be qualified under the Trust Indenture Act in connection with the registration of the Exchange Securities or Registrable Securities, as the case may be; cooperate with the Trustee and the Holders to effect such changes to the Indenture as may be required for the Indenture to be so qualified in accordance with the terms of the Trust Indenture Act; and execute, and use their best efforts to cause the Trustee to execute, all documents as may be required to effect such changes and all other forms and documents required to be filed with the SEC to enable the Indenture to be so qualified in a timely manner;

     (l) in the case of a Shelf Registration or an Exchange Offer Registration for which a Prospectus contained in an Exchange Offer Registration Statement is required to be delivered by a Participating Broker-Dealer, make available for inspection by a representative of the Holders of the Registrable Securities or Participating Broker-Dealers, as the case may be (an "Inspector"), any Underwriter participating in any disposition pursuant to such Registration
Statement, and attorneys and accountants designated by the Holders, at reasonable times and in a reasonable manner, all pertinent financial and other records, documents and properties of the OLP and the Guarantor, and cause the respective officers, directors and employees of the OLP and the Guarantor to supply all information reasonably requested by any such Inspector, Underwriter, attorney or accountant in connection with a Registration Statement; provided that each such party shall agree to maintain in confidence and not to disclose to any other person any information or records reasonably designated by the OLP or the Guarantor as being confidential until such time as (A) such information becomes a matter of public record (whether by virtue of its inclusion in such Registration Statement or otherwise) or (B) such person shall be required so to disclose such information pursuant to a subpoena or order of any court or arbitrator or governmental or regulatory authority (subject to the requirements of such order, and only after such person shall have given the OLP prompt prior written notice of such requirement), or (C) such information is required to be set forth in the applicable Registration Statement or the Prospectus included therein or in an amendment to such Registration Statement or an amendment or supplement to such Prospectus in order that such Registration Statement, Prospectus, amendment or supplement, as the case may be, complies with applicable requirements of the federal securities laws and the rules and regulations of the SEC and does not contain an untrue statement of a material fact or omit to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading;

     (m) in the case of a Shelf Registration, cooperate with the selling Holders of Registrable Securities to facilitate the timely preparation and delivery of certificates representing Registrable Securities to be sold and not bearing any restrictive legends and enable such Registrable Securities to be issued in such denominations and registered in such names (consistent with the applicable provisions of the Indenture) as the selling Holders may reasonably request at least one Business Day prior to the closing of any sale of Registrable Securities;

     (n) obtain a CUSIP number for all Exchange Securities or Registrable Securities, as the case may be, not later than the effective date of a Registration Statement;

     (o) comply with the Securities Act, the Exchange Act and all applicable rules and regulations of the SEC, and make generally available to holders of Securities as soon as practicable but no later than eighteen months after the effective date of a Registration Statement, an earnings statement of the Guarantor and its subsidiaries complying with Section 11(a) of the Securities Act (including, at the option of the Guarantor, Rule 158 thereunder);

     (p) in the case of a Shelf Registration, use their best efforts to cause all Registrable Securities to be listed on any securities exchange or any automated quotation system on which similar securities issued or guaranteed by the OLP or the Guarantor are then listed if requested by the Majority Holders, to the extent such Registrable Securities satisfy applicable listing requirements;

     (q) in the case of a Shelf Registration or an Exchange Offer Registration for which a Prospectus contained in an Exchange Offer Registration Statement is required to be delivered by any Participating Broker-Dealer, if requested by any Holder of Registrable Securities covered by a Shelf Registration Statement or any Participating Broker-Dealer, as the case may be, promptly incorporate in a Prospectus supplement or post-effective amendment such information with respect to such Holder as such Holder reasonably requests to be included therein and make all required filings of such Prospectus supplement or such post-effective amendment promptly after the OLP has received notification of the matters to be incorporated in such filing; and

     (r) in the case of a Shelf Registration or an Exchange Offer Registration for which a Prospectus contained in an Exchange Offer Registration Statement is required to be delivered by a Participating Broker-Dealer, enter into such customary agreements and take all such other actions in connection therewith

(including those requested by the Holders of a majority in principal amount of the Registrable Securities being sold) in order to expedite or facilitate the disposition of such Registrable Securities including, but not limited to, customary agreements relating to an Underwritten Offering and in such connection, (i) to the extent possible, make such representations and warranties to the Holders and any Underwriters of such Registrable Securities, or the Participating Broker-Dealers, as the case may be, with respect to the business of the OLP and its subsidiaries, the Registration Statement, Prospectus and documents incorporated by reference or deemed incorporated by reference, if any, in each case, in form, substance and scope as are customarily made by issuers to underwriters in underwritten offerings and confirm the same if and when requested, (ii) obtain opinions of counsel to the OLP and the Guarantor (which counsel and opinions, in form, scope and substance, shall be reasonably satisfactory to the Holders and such Underwriters and their respective counsel or the Participating Broker-Dealers and their counsel, as the case may be) addressed to each selling Holder and Underwriter of Registrable Securities or Participating Broker-Dealer, as the case may be, covering the matters customarily covered in opinions requested in underwritten offerings, (iii) obtain "comfort" letters from the independent certified public accountants of the OLP and the Guarantor (and, if necessary, any other certified public accountant of any subsidiary of the OLP or the Guarantor, or of any business acquired by the OLP or the Guarantor for which financial statements and financial data are or are required to be included or incorporated by reference in the Registration Statement) addressed to each selling Holder and Underwriter of Registrable Securities, or Participating Broker-Dealer, as the case may be, such letters to be in customary form and covering matters of the type customarily covered in "comfort" letters in connection with underwritten offerings and (iv) deliver such documents and certificates as may be reasonably requested by the Holders of a majority in principal amount of the Registrable Securities being sold or the Underwriters, or by the participating
Broker-Dealers, as applicable, and which are customarily delivered in underwritten offerings, to evidence the continued validity of the representations and warranties of the OLP and the Guarantor made pursuant to clause (i) above and to evidence compliance with any customary conditions contained in an underwriting agreement.

     (s) in the case of a Shelf Registration Statement or an Exchange Offer Registration for which a Prospectus contained in an Exchange Offer Registration Statement is required to be delivered by any Participating Broker-Dealer, in the event that, in the reasonable judgment of the OLP, after consultation with counsel, it is advisable to suspend use of the Prospectus for a discrete period of time due to pending material corporate developments or similar material events that have not yet been publicly disclosed and as to which the OLP reasonably believes that continued use of the Prospectus would require the disclosure of and that public disclosure would be prejudicial to the OLP, the OLP shall deliver a certificate in writing, signed by its Chief Executive Officer or Chief Financial Officer, to the Holders or the Participating Broker-Dealers, as the case may be, to the effect of the foregoing and, upon receipt of such certificate, each such Holder or Participating Broker-Dealer shall not commence selling its Registrable Securities pursuant to such Prospectus until such Holder's or Participating Broker-Dealer's receipt of copies of the supplemented or amended Prospectus, or until it is advised in writing by the OLP that the Prospectus may be used, and has received copies of any additional or supplemental filings that are incorporated or deemed incorporated by reference in such Prospectus. The OLP will use its best efforts to ensure that the use of the Prospectus may be resumed, as promptly as is practicable and as soon as the earlier of (x) public disclosure of such pending material corporate development or similar material event or (y) in the reasonable judgment of the OLP, public disclosure of such pending material corporate development or similar material event would not be prejudicial to the OLP.

     In the case of a Shelf Registration Statement, the OLP may require each Holder to furnish to the OLP such information regarding such Holder and the proposed disposition by such Holder of Registrable Securities as the OLP and the Guarantor may from time to time reasonably request in writing. Each Holder agrees by acquisition of the Registrable Securities to furnish promptly to the OLP all information required to be disclosed in the Shelf Registration Statement in order to make the information previously furnished to the OLP by such Holder for that purpose not materially misleading or necessary to cause the Shelf Registration Statement not to omit a material fact with respect to such Holder that is necessary in order to make the statements therein with respect to such Holder not misleading. No Holder of Registrable Securities will be entitled to have such Registrable Securities included in a Shelf Registration Statement if such Holder does not furnish the information required by the OLP and the Guarantor within a reasonable time after receiving such request.

     In the case of a Shelf Registration Statement or an Exchange Offer Registration for which a Prospectus contained in an Exchange Offer Registration Statement is required to be delivered by a Participating Broker-Dealer, each Holder agrees by acquisition of the Registrable Securities that, upon receipt of any notice from the OLP and the Guarantor of the happening of any event of the kind described in Section 4(g)(iii), 4(g)(v) or 4(s) hereof, such Holder will forthwith discontinue disposition of Registrable Securities pursuant to a Registration Statement until such Holder's receipt of the copies of the supplemented or amended Prospectus contemplated by Section 4(f) or 4(s) hereof and, if so directed by the OLP and the Guarantor, such Holder will deliver to the OLP and the Guarantor all copies in its possession, other than permanent file copies then in such Holder's possession, of the Prospectus covering such Registrable Securities that is current at the time of receipt of such notice.

     If the OLP and the Guarantor shall give any such notice to suspend the disposition of Registrable Securities pursuant to a Registration Statement, the OLP and the Guarantor shall extend the period during which the Registration Statement shall be maintained effective pursuant to this Agreement by the number of days during the period from and including the date of the giving of such notice to and including the date when the Holders shall have received copies of the supplemented or amended Prospectus necessary to resume such dispositions. The OLP and the Guarantor may give any such notice only twice during any 365-day period and such suspensions shall not exceed 60 days in the aggregate during any 365-day period and there shall not be more than two suspensions in effect during any 365-day period.

     5. Underwritten Registrations. (a) Selection of Underwriters. The Holders of Registrable Securities covered by a Shelf Registration Statement who desire to do so may sell such Registrable Securities in an Underwritten Offering. In any such Underwritten Offering, the investment banker or investment bankers and manager or managers (the "Underwriters") that will administer the offering will be selected by the Holders of a majority in principal amount of the Registrable Securities to be included in such offering.

     (b) Participation by Holders. No Holder may participate in any Underwritten Offering hereunder unless such Holder (i) agrees to sell his Registrable Securities on the basis provided in any underwriting arrangements approved by the Holders of a majority in principal amount of the Registrable Securities to be included in such offering and (ii) completes and executes all questionnaires, powers of attorney, underwriting agreements and other documents reasonably required under the terms of such underwriting arrangements.

     6. Rule 144. The OLP covenants to the Holders that, in the event the Exchange
Offer is not completed within one year of the Closing Date, the OLP shall disseminate the information required to be disseminated by Rule 144(c) adopted by the SEC under the Securities Act, to the extent such information is reasonably available for such dissemination, and shall take such further action as any Holder may reasonably request, all to the extent required from time to time to enable such Holder to sell Registrable Securities without registration under the Securities Act within the limitations of the exemption provided by Rule 144 under the Securities Act, as such Rule may be amended from time to time, or any similar or successor rule or regulation hereafter adopted by the SEC. Upon the request of any Holder in connection with that Holder's sale pursuant to Rule 144, the OLP shall deliver to such Holder a written statement as to whether it has complied with such requirements.

     7. Participation of Broker-Dealers in Exchange Offer. (a) The OLP and the Guarantor shall indicate in a "Plan of Distribution" section contained in the Exchange Offer Registration Statement that any broker-dealer who holds Registrable Securities that it acquired for its own account as a result of market-making activities or other trading activities (other than Registrable Securities acquired directly from the OLP) (a "Participating Broker-Dealer") may exchange such Registrable Securities pursuant to the Exchange Offer; however, a Participating Broker-Dealer may be deemed to be an "underwriter" within the meaning of the Securities Act and must, therefore, deliver a prospectus meeting the requirements of the Act in connection with any resales of the Exchange Securities received by a Participating Broker-Dealer in the Exchange Offer, which prospectus delivery requirement may be satisfied by the delivery by a Participating Broker-Dealer of the Prospectus contained in the Exchange Offer Registration Statement. Such "Plan of Distribution" section shall also contain all other information with respect to such resales by Participating Broker-Dealers that the SEC may require in order to permit such resales pursuant thereto, but such "Plan of Distribution" shall not name any Participating
Broker-Dealer or disclose the amount of Exchange Securities held by any Participating Broker-Dealer except to the extent required by the SEC. In light of the above, and notwithstanding the other provisions of this Agreement, the

OLP and the Guarantor agree (i) to include in the Exchange Offer Registration Statement a Prospectus for use in any resales by any Participating Broker-Dealer and (ii) to keep such Exchange Offer Registration Statement effective for a period of up to 180 days after the last Business Day of the Offer Period (as such period may be extended pursuant to the last paragraph of Section 4 of this Agreement), if requested by the Initial Purchasers or by one or more Participating Broker-Dealers. The OLP and the Guarantor shall provide sufficient copies of the latest version of such Prospectus to Participating Broker-Dealers promptly upon request at any time during such 180 day period in order to facilitate such resales. Notwithstanding the foregoing, in the case of any Exchange Offer Registration Statement which contains a Prospectus required to be delivered by any Participating Broker-Dealer, the OLP and the Guarantor shall be obligated (x) to act only upon the instruction or request of one entity representing the Participating Broker-Dealers, which shall be J.P. Morgan Securities, Inc. unless it elects not to act as such representative, in which event the Participating Broker-Dealer holding the largest aggregate principal amount of Exchange Securities of the Participating Broker-Dealers shall act as such representative, (y) to pay the fees and expenses of only one counsel representing the Participating Broker-Dealers, which shall be counsel to the Initial Purchasers unless such counsel elects not to so act, in which event the Participating Broker-Dealer holding the largest aggregate principal amount of Exchange Securities of the Participating Broker-Dealers shall specify a counsel to represent the Participating Broker-Dealers and (z) to cause to be delivered only one, if any, "cold comfort" letter (addressed to all of the Participating Broker-Dealers) with respect to the Prospectus in the form existing on the last day of the Offer Period and with respect to each subsequent amendment or supplement, if any, effected during the period specified above.

     (b) The Initial Purchasers shall have no liability to the OLP, the Guarantor or any Holder with respect to any request that they may make pursuant to Section 7(a) above, except for any such liability they may have pursuant to
Section 8.

     8. Indemnification and Contribution. (a) Indemnification of the Initial Purchasers and Holders. The OLP and the Guarantor jointly and severally agree to indemnify and hold harmless each Initial Purchaser and each other Holder, their respective affiliates and each Person, if any, who controls any Initial Purchaser or any other Holder within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act, from and against any and all losses, claims, damages and liabilities (including, without limitation, reasonable legal fees and other expenses incurred in connection with any suit, action or proceeding or any claim asserted), joint or several, caused by any untrue statement or alleged untrue statement of a material fact contained in any Registration Statement or any Prospectus, or caused by any omission or alleged omission to state therein a material fact required to be stated therein or necessary in order to make the statements therein, not misleading, except insofar as such losses, claims, damages or liabilities are caused by any untrue statement or omission or alleged untrue statement or omission made in reliance upon and in conformity with any information relating to (i) any Initial Purchaser furnished to the OLP and the Guarantor in writing through J.P. Morgan Securities Inc. expressly for use therein or (ii) any selling Holder furnished to the OLP and the Guarantor in writing by such Holder expressly for use therein. In connection with any Underwritten Offering permitted by Section 5, the OLP and the Guarantor will also indemnify the Underwriters, if any, and their respective affiliates and each Person who controls such Persons (within the meaning of the Securities Act and the Exchange Act) to the same extent as provided above with respect to the indemnification of the Holders, if requested in connection with any Registration Statement.

     (b) Indemnification of the OLP and the Guarantor. Each Holder agrees, severally and not jointly, to indemnify and hold harmless the OLP, the Guarantor, the Initial Purchasers and the other selling Holders, their respective affiliates, the directors of Valero GP, LLC, each officer of Valero GP, LLC who signed the Registration Statement and each Person, if any, who controls the OLP, the Guarantor, any Initial Purchaser and any other selling Holder within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act to the same extent as the indemnity set forth in paragraph (a) above, but only with respect to any losses, claims, damages or liabilities caused by any untrue statement or omission or alleged untrue statement or omission made in reliance upon and in conformity with any information relating to such Holder furnished to the OLP in writing by such Holder expressly for use in any Registration Statement and any Prospectus.

     (c) Notice and Procedures. If any suit, action, proceeding (including any governmental or regulatory investigation), claim or demand shall be brought or asserted against any Person in respect of which indemnification may be sought pursuant to either paragraph (a) or (b) above, such Person (the "Indemnified Person") shall promptly notify the Person against whom such indemnification may be sought (the "Indemnifying Person") in writing; provided that the failure to notify the Indemnifying Person shall not relieve it from any liability that it may have under this Section 8 except to the extent that it has been materially prejudiced (through the forfeiture of substantive rights or defenses) by such failure; and provided, further, that the failure to notify the Indemnifying Person shall not relieve it from any liability that it may have to an Indemnified Person otherwise than under this Section 8. If any such proceeding shall be brought or asserted against an Indemnified Person and it shall have notified the Indemnifying Person thereof, the Indemnifying Person shall retain counsel reasonably satisfactory to the Indemnified Person to represent the Indemnified Person and any others entitled to indemnification pursuant to this
Section 8 that the Indemnifying Person may designate in such proceeding and shall pay the fees and expenses of such counsel related to such proceeding. In any such proceeding, any Indemnified Person shall have the right to retain its own counsel, but the fees and expenses of such counsel shall be at the expense of such Indemnified Person unless (i) the Indemnifying Person and the
Indemnified Person shall have mutually agreed to the contrary; (ii) the Indemnifying Person has failed within a reasonable time to retain counsel reasonably satisfactory to the Indemnified Person; (iii) the Indemnified Person shall have reasonably concluded that there may be legal defenses available to it that are different from or in addition to those available to the Indemnifying Person; or (iv) the named parties in any such proceeding (including any impleaded parties) include both the Indemnifying Person and the Indemnified Person and representation of both parties by the same counsel would be inappropriate due to actual or potential differing interests between them. It is understood and agreed that the Indemnifying Person shall not, in connection with any proceeding or related proceeding in the same jurisdiction, be liable for the fees and expenses of more than one separate firm (in addition to any local counsel) for all Indemnified Persons, and that all such fees and expenses shall be reimbursed as they are incurred. Any such separate firm (x) for any Initial Purchaser, its affiliates and any control Persons of such Initial Purchaser shall be designated in writing by J.P. Morgan Securities Inc., (y) for any other Holder, its affiliates and any control Persons of such Holder shall be designated in writing by the Majority Holders and (z) in all other cases shall be designated in writing by the Guarantor. The Indemnifying Person shall not be liable for any settlement of any proceeding effected without its written consent, but if settled with such consent or if there be a final judgment for the plaintiff, the Indemnifying Person agrees to indemnify each Indemnified Person from and against any loss or liability by reason of such settlement or judgment. Notwithstanding the foregoing sentence, if at any time an Indemnified Person shall have requested that an Indemnifying Person reimburse the Indemnified Person for fees and expenses of counsel as contemplated by this paragraph, the Indemnifying Person shall be liable for any settlement of any proceeding effected without its written consent if (i) such settlement is entered into more than 30 days after receipt by the Indemnifying Person of such request and (ii) the Indemnifying Person shall not have reimbursed the Indemnified Person in accordance with such request prior to the date of such settlement. No Indemnifying Person shall, without the written consent of the
Indemnified Person, effect any settlement of any pending or threatened proceeding in respect of which any Indemnified Person is or could have been a party and indemnification could have been sought hereunder by such Indemnified Person, unless such settlement (A) includes a full and unconditional release of such Indemnified Person from all liability on claims that are the subject matter of such proceeding and (B) does not include any statement as to or any admission of fault, culpability or a failure to act by or on behalf of any Indemnified Person.

     (d) Contribution. If the indemnification provided for in paragraphs (a) and
(b) above is unavailable to an Indemnified Person or insufficient in respect of any losses, claims, damages or liabilities referred to therein, then each Indemnifying Person under such paragraph, in lieu of indemnifying such Indemnified Person thereunder, shall contribute to the amount paid or payable by such Indemnified Person as a result of such losses, claims, damages or liabilities (i) in such proportion as is appropriate to reflect the relative benefits received by the OLP and the Guarantor from the offering of the Securities and the Exchange Securities, on the one hand, and by the Holders from receiving Securities or Exchange Securities registered under the Securities Act, on the other hand, or (ii) if the allocation provided by clause (i) is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to in clause (i) but also the relative fault of the OLP and the Guarantor on the one hand and the Holders on the other in connection with the statements or omissions that resulted in such losses, claims, damages or liabilities, as well as any other relevant equitable considerations. The relative fault of the OLP and the Guarantor on the one hand and the Holders on the other shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the OLP and the Guarantor or by the Holders and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission.

     (e) Limitation on Liability. The OLP, the Guarantor and the Holders agree that it would not be just and equitable if contribution pursuant to this Section 8 were determined by pro rata allocation (even if the Holders were treated as one entity for such purpose) or by any other method of allocation that does not take account of the equitable considerations referred to in paragraph (d) above. The amount paid or payable by an Indemnified Person as a result of the losses, claims, damages and liabilities referred to in paragraph (d) above shall be deemed to include, subject to the limitations set forth above, any legal or other expenses incurred by such Indemnified Person in connection with any such action or claim. Notwithstanding the provisions of this Section 8, in no event shall a Holder be required to contribute any amount in excess of the amount by which the total price at which the Registrable Securities or Exchange Securities sold by such Holder exceeds the amount of any damages that such Holder has otherwise been required to pay by reason of such untrue or alleged untrue statement or omission or alleged omission. No Person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any Person who was not guilty of such fraudulent misrepresentation.

     (f) Non-Exclusive Remedies. The remedies provided for in this Section 8 are not exclusive and shall not limit any rights or remedies that may otherwise be available to any Indemnified Person at law or in equity.

     (g) Survival.  The indemnity and contribution  provisions contained in this
Section 8 shall remain operative and in full force and effect regardless of (i) any termination of this Agreement, (ii) any investigation made by or on behalf of the Initial Purchasers or any other Holder, their respective affiliates or any Person controlling any Initial Purchaser or any other Holder, or by or on behalf of the OLP or the Guarantor, their respective affiliates or the officers or directors of or any Person controlling the OLP or the Guarantor, (iii) acceptance of any of the Exchange Securities and (iv) any sale of Registrable Securities pursuant to a Shelf Registration Statement.

     9. General.

     (a) No Inconsistent Agreements. The OLP and the Guarantor represent, warrant and agree that (i) the rights granted to the Holders hereunder do not in any way conflict with and are not inconsistent with the rights granted to the holders of any other outstanding securities issued or guaranteed by the OLP or the Guarantor under any other agreement and (ii) neither the OLP nor the Guarantor has entered into, or on or after the date of this Agreement will enter into, any agreement that is inconsistent with the rights granted to the Holders in this Agreement or otherwise conflicts with the provisions hereof.

     (b) Amendments and Waivers. The provisions of this Agreement, including the provisions of this sentence, may not be amended, modified or supplemented, and waivers or consents to departures from the provisions hereof may not be given unless the OLP and the Guarantor have obtained the written consent of Holders of at least a majority in aggregate principal amount of the outstanding Registrable Securities affected by such amendment, modification, supplement, waiver or consent; provided that no amendment, modification, supplement, waiver or consent to any departure from the provisions of Section 8 hereof shall be effective as against any Holder unless consented to in writing by such Holder.

     (c) Notices. All notices and other communications provided for or permitted hereunder shall be made in writing by hand-delivery, registered first-class mail, telex, telecopier or any courier guaranteeing overnight delivery (i) if to a Holder, at the most current address given by such Holder to the OLP by means of a notice given in accordance with the provisions of this Section 9(c), which address initially is, with respect to the Initial Purchasers, the address set forth in Section 12(a) of the Purchase Agreement; and (ii) if to the OLP and the Guarantor, initially at the Guarantor's address set forth in Section 12(b) of the Purchase Agreement and thereafter at such other address, notice of which is given in accordance with the provisions of this Section 9(c). All such notices and communications shall be deemed to have been duly given: at the time delivered by hand, if personally delivered; five Business Days after being deposited in the mail, postage prepaid, if mailed; when answered back, if telexed; when receipt is acknowledged, if telecopied; and on the next Business Day if timely delivered to an air courier guaranteeing overnight delivery. Copies of all such notices, demands or other communications shall be concurrently delivered by the Person giving the same to the Trustee, at the address specified in the Indenture.

     (d) Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the successors, assigns and transferees of each of the parties, including, without limitation and without the need for an express assignment, subsequent Holders; provided that nothing herein shall be deemed to permit any assignment, transfer or other disposition of Registrable Securities in violation of the terms of the Purchase Agreement or the Indenture. If any transferee of any Holder shall acquire Registrable Securities in any manner, whether by operation of law or otherwise, such Registrable Securities shall be held subject to all the terms of this Agreement, and by taking and holding such Registrable Securities such Person shall be conclusively deemed to have agreed to be bound by and to perform all of the terms and provisions of this Agreement and such Person shall be entitled to receive the benefits hereof. No Initial Purchaser (in its capacity as an Initial Purchaser) shall have any liability or obligation to the OLP or the Guarantor with respect to any failure by a Holder (other than such Initial Purchaser) to comply with, or any breach by any Holder (other than such Initial Purchaser) of, any of the obligations of such Holder under this Agreement.

     (e) Purchases and Sales of Securities. The OLP and the Guarantor shall not, and shall use their best efforts to cause their affiliates (as defined in Rule 405 under the Securities Act) not to, purchase and then resell or otherwise transfer any Registrable Securities.

     (f) Third Party Beneficiaries. Each Holder shall be a third party beneficiary to the agreements made hereunder between the OLP and the Guarantor, on the one hand, and the Initial Purchasers, on the other hand, and shall have the right to enforce such agreements directly to the extent it deems such enforcement necessary or advisable to protect its rights or the rights of other Holders hereunder.

     (g) Counterparts. This Agreement may be executed in any number of counterparts and by the parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

     (h) Headings. The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning hereof.

     (i) Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York.

     (j) Miscellaneous. This Agreement contains the entire agreement between the parties relating to the subject matter hereof and supersedes all oral statements and prior writings with respect thereto. This Agreement may not be amended or modified except by a writing executed by each of the parties hereto. Section headings herein are for convenience only and are not a part of this Agreement. If any term, provision, covenant or restriction contained in this Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable or against public policy, the remainder of the terms, provisions, covenants and restrictions contained herein shall remain in full force and effect and shall in no way be affected, impaired or invalidated. The OLP, the Guarantor and the Initial Purchasers shall endeavor in good faith negotiations to replace any invalid, void or unenforceable provision with a valid provision the economic effect of which comes as close as possible to that of the invalid, void or unenforceable provision.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.

                     VALERO L.P.

                     By:  Riverwalk Logistics, L.P., its
                          general partner

                          By:   Valero, GP, LLC, its
                                general partner


                                By:    /s/ Curtis V. Anastasio
                                       ---------------------------------------
                                       President and Chief Executive Officer


                     VALERO LOGISTICS OPERATIONS, L.P.

                     By: Valero GP, Inc., its
                         general partner


                         By:   /s/ Curtis V. Anastasio
                               -----------------------------------------------
                               President and Chief Executive Officer




Confirmed and accepted as of the date first above written:

J.P. MORGAN SECURITIES INC.

For itself and on behalf of the
several Initial Purchasers



By     /s/ Jose C. Padilla
       -----------------------
Name:  Jose C. Padilla
       Vice President

                                                                   Exhibit 12.1
                                   VALERO L.P.
         STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                          (in thousands, except ratio)



                                                Three
                                                Months
                                                Ended
                                               March 31,          Years Ended December 31,
                                                                  ------------------------
                                                 2003         2002            2001         2000          1999
                                                 ----         ----            ----         ----          ----

Earnings:
Income from continuing operations
 before provision for income taxes and
 income from equity investees                 $ 11,651     $ 52,350       $ 42,694      $ 35,968      $ 65,445

Add:
 Fixed charges                                   2,520        5,492          4,203         5,266           997
 Amortization of capitalized
  interest                                          13           48             39            34            32
 Distributions from Skelly-Belvieu
  Pipeline Company                                 748        3,590          2,874         4,658         4,238
Less: Interest capitalized                         (62)        (255)          (298)                       (115)
                                                ------       ------           ----        ------          ----
   Total earnings                             $ 14,870     $ 61,225       $ 49,512      $ 45,926      $ 70,597
                                                ======       ======         ======        ======        ======


Fixed charges:
  Interest expense (1)                        $  2,339     $  4,968       $  3,721      $  5,181      $    777
  Amortization of debt issuance costs               80          160             90             -             -
  Interest capitalized                              62          255            298             -           115
  Rental expense interest factor (2)                39          109             94            85           105
                                                ------       ------         ------        ------        ------

   Total fixed charges                        $  2,520     $  5,492       $  4,203      $  5,266      $    997
                                                ======       ======         ======        ======         =====

Ratio of earnings to fixed charges                5.9x        11.2x          11.8x          8.7x          70.8x
                                                 =====        =====          =====         =====          =====


(1) The interest expense, net reported in the Partnership's consolidated statements of income for the three months ended March 31, 2003 and the year ended December 31, 2002 includes interest income of $42,000 and $248,000, respectively.

(2) The interest portion of rental expense represents one-third of rents, which is deemed representative of the interest portion of rental expense.

                                                                    Exhibit 23.1

                        Consent of Independent Auditors

We consent to the incorporation by reference in Valero L.P.'s Registration Statements (Form S-8 No. 333-88264 and Form S-8 No. 333-81806) of (i) our report dated March 6, 2003 on the Valero South Texas Pipeline and Terminal Business financial statements for the year ended December 31, 2002 included in Valero L.P.'s Form 8-K dated March 18, 2003, which was filed with the SEC on April 2, 2003 and (ii) our report dated March 6, 2003 with respect to the consolidated financial statements of Valero L.P. included in Valero L.P.'s Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the SEC on March 10, 2003.



                                              /s/ ERNST & YOUNG LLP



San Antonio, Texas
May 9, 2003

                                                                    Exhibit 99.1

                       CERTIFICATION PURSUANT TO 18 U.S.C.
                      SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Valero L.P. on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Curtis V. Anastasio, President, Chief Executive Officer and Director of Valero GP, LLC hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Valero L.P.

/s/ Curtis V. Anastasio
------------------------
Curtis V. Anastasio
President, Chief Executive Officer and Director
May 9, 2003


A signed original of the written statement required by Section 906 has been provided to Valero L.P. and will be retained by Valero L.P. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                  Exhibit 99.2


                       CERTIFICATION PURSUANT TO 18 U.S.C.
                      SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Valero L.P. on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Steven A. Blank, Senior Vice President and Chief Financial Officer of Valero GP, LLC hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Valero L.P.

/s/ Steven A. Blank
-------------------
Steven A. Blank
Senior Vice President and Chief Financial Officer
May 9, 2003


A signed original of the written statement required by Section 906 has been provided to Valero L.P. and will be retained by Valero L.P. and furnished to the Securities and Exchange Commission or its staff upon request.