Form 10-Q
period 2003-06-30
VALERO L P
filed 2003-08-13
CIK 1110805

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

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


The number of common units outstanding as of August 11, 2003 was 13,442,072.




================================================================================

                          VALERO L.P. AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002........    3

          Consolidated Statements of Income for the Three and Six Months Ended
            June 30, 2003 and 2002.....................................................    4

          Consolidated Statements of Cash Flows for the Six Months Ended
            June 30, 2003 and 2002.....................................................    5

          Notes to Consolidated Financial Statements...................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations...................................................................   18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................   33

Item 4.  Controls and Procedures.......................................................   33

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.....................................   33

Item 6.  Exhibits and Reports on Form 8-K..............................................   33

         Signatures....................................................................   35


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          VALERO L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (unaudited, in thousands)

                                                                    June 30,        December 31,
                                                                      2003              2002
                                                                      ----              ----
                                     Assets
Current assets:
 Cash and cash equivalents....................................     $  12,027         $  33,533
 Receivable from Valero Energy................................        16,088             8,482
 Accounts receivable..........................................         2,812             1,502
 Other current assets.........................................         1,576               177
                                                                     -------           -------
  Total current assets........................................        32,503            43,694
                                                                     -------           -------

Property, plant and equipment.................................       861,439           486,939
Less accumulated depreciation and amortization................      (149,192)         (137,663)
                                                                     -------           -------
 Property, plant and equipment, net...........................       712,247           349,276
Goodwill......................................................         4,715             4,715
Investment in Skelly-Belvieu Pipeline Company.................        15,794            16,090
Other noncurrent assets, net..................................        10,682             1,733
                                                                     -------           -------
  Total assets................................................     $ 775,941         $ 415,508
                                                                     =======           =======

                        Liabilities and Partners' Equity
Current liabilities:
 Current portion of long-term debt............................     $     449         $     747
 Accounts payable and accrued liabilities.....................        14,855             8,133
 Payable to Valero Energy.....................................         6,666                 -
 Taxes other than income taxes................................         3,528             3,797
                                                                     -------           -------
  Total current liabilities...................................        25,498            12,677

Long-term debt, less current portion..........................       364,782           108,911
Other long-term liabilities...................................            25                25
Commitments and contingencies (see Note 5)

Partners' equity:
 Common units.................................................       260,306           170,655
 Subordinated units...........................................       116,875           117,042
 General partner's equity.....................................         8,455             6,198
                                                                     -------           -------
  Total partners' equity......................................       385,636           293,895
                                                                     -------           -------
  Total liabilities and partners' equity......................     $ 775,941         $ 415,508
                                                                     =======           =======

          See accompanying notes to consolidated financial statements.

                          VALERO L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (unaudited, in thousands, except unit and per unit data)

                                                                   Three Months Ended June 30,       Six Months Ended June 30,
                                                                   ---------------------------       -------------------------
                                                                      2003            2002              2003            2002
                                                                      ----            ----              ----            ----

Revenues.....................................................      $ 47,542         $ 30,030         $ 79,358        $ 56,054
                                                                     ------           ------           ------          ------

Costs and expenses:
 Operating expenses..........................................        16,335            9,565           27,996          18,749
 General and administrative expenses.........................         1,670            1,698            3,514           3,487
 Depreciation and amortization expense.......................         7,269            3,876           11,552           8,231
                                                                     ------           ------           ------          ------
  Total costs and expenses...................................        25,274           15,139           43,062          30,467
                                                                     ------           ------           ------          ------

Operating income.............................................        22,268           14,891           36,296          25,587
 Equity income from Skelly-Belvieu
   Pipeline Company..........................................           600              844            1,331           1,522
 Interest expense, net.......................................        (4,736)            (796)          (7,113)         (1,352)
                                                                     ------           ------           ------          ------

Income before income tax expense.............................        18,132           14,939           30,514          25,757
 Income tax expense..........................................             -                -                -             395
                                                                     ------           ------           ------          ------
Net income...................................................      $ 18,132         $ 14,939         $ 30,514        $ 25,362
                                                                     ======           ======           ======          ======


Allocation of net income:
 Net income..................................................      $ 18,132         $ 14,939         $ 30,514        $ 25,362
 Less net income applicable to the Wichita
  Falls Business for the month ended
  January 31, 2002...........................................             -                -                -            (650)
                                                                     ------           ------           ------          ------
 Net income applicable to the general and limited
  partners' interests........................................        18,132           14,939           30,514          24,712
General partner's interest in net income.....................        (1,066)            (299)          (1,690)           (494)
                                                                     ------           ------           ------          ------

Limited partners' interest in net income.....................      $ 17,066         $ 14,640         $ 28,824        $ 24,218
                                                                     ======           ======           ======          ======

Net income per unit applicable to limited partners...........        $ 0.79           $ 0.76           $ 1.40          $ 1.26
                                                                       ====             ====             ====            ====

Weighted average number of units outstanding.................    21,702,990       19,253,894       20,635,667      19,247,789
                                                                 ==========      ===========       ==========      ==========

Cash distributions per unit applicable to limited partners...        $ 0.75           $ 0.70           $ 1.45          $ 1.35
                                                                       ====             ====             ====            ====


          See accompanying notes to consolidated financial statements.

                          VALERO L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                             Six Months Ended June 30,
                                                                             ------------------------
                                                                            2003                 2002
                                                                            ----                 ----
Cash Flows from Operating Activities:
Net income .......................................................      $  30,514             $ 25,362
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization expense............................         11,552                8,231
 Equity income from Skelly-Belvieu Pipeline Company...............         (1,331)              (1,522)
 Distributions of equity income from Skelly-Belvieu
  Pipeline Company................................................          1,331                1,622
 Provision for deferred income taxes..............................              -                   54
 Changes in operating assets and liabilities:
  Increase in receivable from Valero Energy.......................         (7,606)                (519)
  (Increase) decrease in accounts receivable......................         (1,310)                 185
  Increase in other current assets................................         (1,399)                (291)
  Increase in accounts payable and accrued liabilities............          6,722                  525
  Increase in payable to Valero Energy............................          6,666                    -
  (Decrease) increase in taxes other than income taxes............           (269)               1,311
 Other, net.......................................................          2,272                  267
                                                                         --------              -------
  Net cash provided by operating activities.......................         47,142               35,225
                                                                         --------              -------

Cash Flows from Investing Activities:
Reliability capital expenditures..................................         (2,638)              (1,530)
Expansion capital expenditures....................................         (5,187)              (1,230)
Acquisitions......................................................       (366,675)             (75,000)
Distributions in excess of equity income from
  Skelly-Belvieu Pipeline Company.................................            296                    -
                                                                         --------              -------
   Net cash used in investing activities..........................       (374,204)             (77,760)
                                                                         --------              -------

Cash Flows from Financing Activities:
Proceeds from 6.05% senior note private placement, net of discount
 and issuance costs...............................................        247,328                    -
Proceeds from other long-term debt borrowings.....................         25,000               75,000
Repayment of long-term debt.......................................        (25,298)                 (46)
Distributions to unitholders and general partner..................        (30,088)             (24,646)
Distributions to Valero Energy and affiliates.....................              -                 (512)
General partner contributions, net of redemption..................          1,892                    -
Proceeds from sale of common units to the public, net of
 issuance costs...................................................        220,787                    -
Redemption of common units held by UDS Logistics, LLC.............       (134,065)                   -
                                                                         --------              -------
   Net cash provided by financing activities......................        305,556               49,796
                                                                         --------              -------

Net (decrease) increase in cash and cash equivalents..............        (21,506)               7,261
Cash and cash equivalents as of the beginning of the period.......         33,533                7,796
                                                                         --------              -------
Cash and cash equivalents as of the end of the period.............      $  12,027             $ 15,057
                                                                         ========              =======

Non-Cash Activities - Adjustment related to the transfer of the
Wichita Falls Business to Valero L.P. by Valero Energy:
    Property, plant and equipment.................................      $       -             $ 64,160
    Accrued liabilities and taxes other than income taxes.........              -                 (382)
    Deferred income tax liabilities...............................              -              (13,147)
    Net Valero Energy investment..................................              -              (50,631)

          See accompanying notes to consolidated financial statements.

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three and Six Months Ended June 30, 2003 and 2002
                                   (unaudited)

NOTE 1: Organization, Basis of Presentation, Revenue Changes and New Accounting Pronouncements

Organization
Valero L.P. is a Delaware limited partnership and through its wholly owned subsidiary, Valero Logistics Operations, L.P. (Valero Logistics), owns and operates crude oil and refined product pipeline and terminalling assets that serve Valero Energy Corporation's (Valero Energy) McKee, Three Rivers, Corpus Christi East and Corpus Christi West refineries located in Texas and the Ardmore refinery located in Oklahoma. Valero Logistics also owns and operates the crude oil storage tanks that serve Valero Energy's Corpus Christi West and Texas City refineries located in Texas, and the Benicia refinery located in California. The pipeline, terminalling and storage tank assets provide for the transportation of crude oil and other feedstocks to the refineries and the transportation of refined products from the refineries to terminals or third-party pipelines for further distribution. Revenues of Valero L.P. and its subsidiaries are earned primarily from providing these services to Valero Energy (see Note 6).

As used in this report, the term Partnership may refer, depending on the context, to Valero L.P., Valero Logistics, or both of them taken as a whole. Riverwalk Logistics, L.P., a wholly owned subsidiary of Valero Energy, is the 2% general partner of Valero L.P. Valero Energy, through various affiliates, is also a limited partner in Valero L.P., resulting in a combined ownership of 48.2% as of June 30, 2003 (see Note 8 and 9). The remaining 51.8% limited partnership interest is held by public unitholders.

Valero Energy is an independent refining and marketing company. Its operations consist of 14 refineries with a total throughput capacity of 2.1 million barrels per day and an extensive network of company-operated and dealer-operated convenience stores. Valero Energy's refining operations rely on various logistics assets (pipelines, terminals, marine dock facilities, bulk storage facilities, refinery delivery racks and rail car loading equipment) that support its refining and retail operations, including the logistics assets owned and operated by the Partnership. Valero Energy markets the refined products produced at the McKee, Three Rivers, Ardmore, Corpus Christi East, Corpus Christi West, Texas City and Benicia refineries primarily in Texas, Oklahoma, Colorado, New Mexico, Arizona, California and several other mid-continent states through a network of company-operated and dealer-operated convenience stores, as well as through other wholesale and spot market sales and exchange agreements.

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

Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements as of that date and does not include the balances of the Telfer asphalt terminal acquired in January 2003 or the South Texas Pipelines and Terminals or the Crude Oil Storage Tanks acquired in March 2003 as discussed in Note 3. These consolidated financial statements should be read along with the audited consolidated financial statements and notes thereto included in Valero L.P.'s Annual Report on Form 10-K for the year ended December 31, 2002.

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Changes
Effective January 1, 2003, the Partnership began purchasing the additives that are blended with refined products at the various refined product terminals and increased its blending fee correspondingly. As a result, the fee charged to blend additives into refined products was increased from $0.04 per barrel to $0.12 per barrel.

In conjunction with the acquisitions discussed in Note 3, the Partnership began charging a filtering fee for jet fuel terminalled at the Hobby Airport terminal, and began charging a throughput fee for each barrel of crude oil and intermediate feedstocks received by the Corpus Christi West refinery, the Texas City refinery and the Benicia refinery representing the type of feedstock stored in the crude oil storage tank assets that were acquired from Valero Energy.

New Accounting Pronouncements

FASB Interpretation No. 46
In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires the consolidation of a variable interest entity (VIE) in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Prior to the issuance of FIN 46, an entity was generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority voting interest in the entity.

FIN 46 was immediately applicable to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtained an interest after that date. However, for VIE's created before February 1, 2003, FIN 46 first became applicable as of the first fiscal year or interim period beginning after June 15, 2003. The Partnership holds a variable interest in a VIE that was created prior to February 1, 2003, but it has not obtained any new variable interests during the six months ended June 30, 2003. As such, FIN 46 first applied to the Partnership effective July 1, 2003.

As of June 30, 2003, the Partnership participates in a joint venture (Skelly-Belvieu Pipeline Company, LLC) with ConocoPhillips, and the Partnership's share of this joint venture is 50%. The joint venture owns and operates a refined products pipeline that is only used by each venture partner. The joint venture was created by a contribution of capital from each partner in the form of cash and/or property equal to its proportional share in the venture. In addition, each venture partner shares in all profits and losses equal to its proportional share in the venture, and there are no limits on the exposure to losses or on the ability to share in returns. The Partnership provides management services to the joint venture for which it receives an administrative fee. The Partnership does not control this joint venture, and it records its proportional share of the venture's operating results using the equity method. Under FIN 46, the Partnership's joint venture interest and its other contractual relationships with the joint venture represent variable interests in the joint venture; however, the Partnership is not the primary beneficiary of the joint venture. As a result, the Partnership will not consolidate the joint venture, but will continue to account for its joint venture interest under the equity method.

FASB Statement No. 143
In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for an obligation associated with the retirement of a tangible long-lived asset. An asset retirement obligation should be recognized in the financial statements in the period in which it meets the definition of a liability as defined in FASB Concepts Statement No. 6, "Elements of Financial Statements." The amount of the liability would initially be measured at fair value. Subsequent to initial measurement, an entity would recognize changes in the amount of the liability resulting from (a) the passage of time and (b) revisions to either the timing or amount of estimated cash flows. Statement No. 143 also establishes standards for accounting for the cost associated with an asset retirement obligation. It requires that, upon initial recognition of a liability for an asset retirement obligation, an entity capitalize that cost by recognizing an increase in the carrying amount of the related long-lived asset. The capitalized asset retirement cost would then be allocated to expense using a systematic and rational method.

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Partnership adopted the provisions of Statement No. 143 effective January 1, 2003 and has determined that it is obligated by contractual or regulatory requirements to remove assets or perform other remediation upon retirement of certain of its assets. Determination of the amounts to be recognized upon adoption is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted risk-free interest rate. However, the fair value of the asset retirement obligation cannot be reasonably estimated as of June 30, 2003, because the settlement dates are indeterminate. The Partnership will record an asset retirement obligation in the periods in which it can reasonably determine the settlement dates. Accordingly, the adoption of Statement No. 143 did not have an impact on the Partnership's financial position or results of operations.

NOTE 2: Equity and Debt Offerings, Redemption of Common Units and Related Transactions

In conjunction with the Partnership's acquisition from Valero Energy of the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks discussed in
Note 3, the Partnership entered into the following transactions:

Common Unit Offering
On March 18, 2003, Valero L.P. consummated a public offering of common units, selling 5,750,000 common units to the public at $36.75 per unit, before underwriters' discount of $1.56 per unit. Net proceeds were $202.3 million, or $35.19 per unit, before offering expenses of $2.0 million. In order to maintain a 2% general partner interest, Riverwalk Logistics, L.P. contributed $4.3 million to Valero L.P. The net proceeds of the common unit offering and the general partner contribution were primarily used to fund the acquisition of the Crude Oil Storage Tanks.

On April 16, 2003, Valero L.P. closed on the exercise of a portion of the underwriters' over-allotment option, by selling 581,000 common units at $35.19 per unit. Net proceeds from this sale were $20.4 million and Riverwalk
Logistics, L.P. contributed $0.5 million to maintain its 2% general partner interest. The common unit proceeds and general partner contribution were used to pay down the outstanding balance on the revolving credit facility.

Private Placement of 6.05% Senior Notes and Revolving Credit Facility
Also on March 18, 2003, concurrent with the closing of the common unit offering, Valero Logistics issued, in a private placement, $250.0 million of 6.05% senior notes, due March 2013, at a price of 99.719% before consideration of debt issuance costs of $2.0 million. In addition, Valero Logistics borrowed $25.0 million under its amended $175.0 million revolving credit facility. The net proceeds from the 6.05% senior notes and borrowings under the revolving credit facility were used to redeem common units held by an affiliate of Valero Energy, redeem a related portion of the general partner interest and partially fund the acquisition of the South Texas Pipelines and Terminals.

Redemption of Common Units and Amendment to Partnership Agreement
On March 18, 2003, subsequent to the common unit offering and private placement of 6.05% senior notes discussed above, Valero L.P. redeemed from UDS Logistics, LLC, a wholly owned subsidiary of Valero Energy, 3,809,750 common units at a total cost of $134.1 million, or $35.19 per common unit. In order to maintain a 2% general partner interest, Valero L.P. redeemed a portion of Riverwalk Logistics, L.P.'s general partner interest at a total cost of $2.9 million. In addition to the redemption transaction, Valero L.P. amended its partnership agreement to reduce the vote required to remove the general partner from 66 2/3% to 58% of its outstanding units and to exclude from participating in such a vote the common and subordinated units held by affiliates of the general partner.

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Summary
The net proceeds from the common unit offering (including the over-allotment option exercise), the private placement of 6.05% senior notes and the borrowings under the revolving credit facility were used to redeem common units held by UDS Logistics, LLC and acquire the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks discussed in Note 3. A summary of the proceeds received and use of proceeds is as follows (in thousands):

       Proceeds received:
         Sale of common units to the public..............     $ 202,342
         Private placement of 6.05% senior notes.........       249,298
         Borrowings under the revolving credit facility..        25,000
         Exercise of a portion of the underwriters'
            over-allotment option........................        20,445
         General partner contributions...................         4,749
                                                                -------
            Total proceeds...............................       501,834
                                                                -------
       Use of proceeds:
         South Texas Pipelines and Terminals.............       150,000
         Crude Oil Storage Tanks.........................       200,000
         Redemption of common units......................       134,065
         Repayment of a portion of the borrowings
            under the revolving credit facility..........        20,000
         Redemption of general partner interest..........         2,857
         Professional fees and other costs of equity
            issuance.....................................         2,000
         Debt issuance costs.............................         1,970
                                                                -------
            Total use of proceeds........................       510,892
                                                                -------
       Net cash on hand paid out.........................     $  (9,058)
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

South Texas Pipelines and Terminals
On March 18, 2003, Valero Energy contributed a South Texas pipeline system to the Partnership for $150.0 million. The South Texas pipeline system is comprised of the Houston pipeline system, the Valley pipeline system and the San Antonio pipeline system (together referred to as the South Texas Pipelines and Terminals) as follows:

     o The Houston pipeline system is a 204-mile refined product pipeline originating in Corpus Christi, Texas and ending in Pasadena, Texas at the Houston ship channel. The pipeline has the capacity to transport 105,000 barrels per day of refined products produced at Valero Energy's Corpus Christi East and Corpus Christ West refineries and third party refineries located in Corpus Christi. The pipeline system

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          includes four refined product terminals (Hobby Airport, Placedo, Houston asphalt and Almeda, which is currently idle) with a combined storage capacity of 310,900 barrels of refined products and 75,000 barrels of asphalt.

     o The Valley pipeline system is a 130-mile refined product pipeline originating in Corpus Christi and ending in Edinburg, Texas. The pipeline has the capacity to transport 27,100 barrels per day of refined products. Currently, the pipeline transports refined products produced at Valero Energy's Corpus Christi East and Corpus Christi West refineries. The pipeline system includes a refined product terminal in Edinburg with a storage capacity of 184,600 barrels.

     o The San Antonio pipeline system is comprised of two segments: the north segment, which runs from Pettus, Texas to San Antonio, Texas and the south segment which runs from Pettus to Corpus Christi. The north segment is 74 miles long and has a capacity of 24,000 barrels per day. The south segment is 60 miles long and has a capacity of 15,000 barrels per day and ends at Valero Energy's Corpus Christi East refinery. The pipeline system includes a refined product terminal in east San Antonio with a storage capacity of 148,200 barrels.

In conjunction with the South Texas Pipelines and Terminals acquisition, the Partnership entered into several agreements with Valero Energy (see Note 6).

Pro Forma Financial Information
The following unaudited pro forma financial information assumes that the South Texas Pipelines and Terminals acquisition was funded with $111.0 million of net proceeds from the issuance of the 6.05% senior notes, $25.0 million of borrowings under the revolving credit facility, $6.7 million of net proceeds from the issuance of 185,422 common units and the related general partner interest capital contribution and $7.3 million of available cash. The unaudited pro forma financial information for the six months ended June 30, 2003 and 2002, assumes that each of these transactions occurred on January 1, 2003 and 2002, respectively.

                                                         Six Months Ended
                                                              June 30,
                                                              --------
                                                       2003            2002
                                                       ----            ----
                                                          (in thousands)

      Revenues................................       $85,202       $ 69,570
      Operating income........................        38,286         28,093
      Net income..............................        30,850         24,113
      Net income per unit applicable to
        limited partners......................          1.41           1.18


Crude Oil Storage Tanks
On March 18, 2003, Valero Energy contributed 58 crude oil storage tanks and related assets (the Crude Oil Storage Tanks) to the Partnership for $200.0 million. The Crude Oil Storage Tanks consist of certain tank shells, foundations, tank valves, tank gauges, pressure equipment, temperature equipment, corrosion protection, leak detection, tank lighting and related equipment located at the following Valero Energy refineries:

     o Corpus Christi West refinery, which has a total capacity to process 225,000 barrels per day of crude oil and other feedstocks;

     o Texas City refinery, which has a total capacity to process 243,000 barrels per day of crude oil and other feedstocks; and

     o Benicia refinery, which has a total capacity to process 180,000 barrels per day of crude oil and other feedstocks.

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Historically, the Crude Oil Storage Tanks were operated as part of Valero Energy's refining operations and, as a result, no separate fee was charged related to these assets and, accordingly, no revenues were recorded by Valero Energy. The Crude Oil Storage Tanks were not accounted for separately by Valero Energy and were not operated as an autonomous business unit. As a result, the purchase of the Crude Oil Storage Tanks represented an asset acquisition and, therefore, no pro forma impact of this transaction has been included above. In conjunction with the Crude Oil Storage Tanks acquisition, the Partnership entered into several agreements with Valero Energy (see Note 6).

Shell Pipeline Interest
On May 1, 2003, the Partnership acquired Shell Pipeline Company, LP's (Shell) 28% interest in the Amarillo to Abernathy refined product pipeline and Shell's 46% interest in the Abernathy to Lubbock refined product pipeline for $1.6 million. After this acquisition, the Partnership owns a 67% interest and ConocoPhillips owns the remaining 33% interest in the Amarillo to Abernathy refined product pipeline and ConocoPhillips owns the remaining 54% interest in the Abernathy to Lubbock refined product pipeline.

Purchase Price Allocations
The Telfer, South Texas Pipelines and Terminals, Crude Oil Storage Tanks and Shell pipeline interest acquisitions were accounted for using the purchase method. The purchase price for each acquisition has been initially allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition based on each asset's anticipated contribution to the Partnership, pending completion of final purchase price allocations.

                                                         South Texas      Crude Oil         Shell
                                                        Pipelines and      Storage         Pipeline
                                            Telfer        Terminals         Tanks          Interest
                                            ------        ---------        -----           --------
                                                                 (in thousands)

   Property, plant and equipment........   $ 14,807      $ 150,000        $ 200,000        $ 1,600
   Intangible assets....................        250              -                -              -


NOTE 4: Long-term Debt

Long-term debt consisted of the following:

                                                                   June 30,           December 31,
                                                                     2003                 2002
                                                                     ----                 ----
                                                                          (in thousands)

     6.05% senior notes due 2013..............................    $ 253,816           $       -
     6.875% senior notes due 2012.............................      101,755              99,700
     8.0% Port Authority of Corpus Christi note payable.......        9,660               9,958
     Revolving credit facility................................            -                   -
                                                                    -------             -------
      Total debt..............................................      365,231             109,658
     Less current portion.....................................         (449)               (747)
                                                                    -------             -------
      Long-term debt, less current portion....................    $ 364,782           $ 108,911
                                                                    =======             =======

Interest payments totaled $4.2 million and $1.3 million for the six months ended June 30, 2003 and 2002, respectively.

Valero L.P. has no operations and its only asset is its investment in Valero Logistics, which owns and operates the Partnership's pipelines, terminals and crude oil storage tank assets. Valero L.P. has fully and unconditionally

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


guaranteed the senior notes issued by Valero Logistics and any obligations under Valero Logistics' revolving credit facility.

6.05% Senior Notes
On March 18, 2003, Valero Logistics completed the sale of $250.0 million of 6.05% senior notes due March 15, 2013, issued in a private placement, for total proceeds of $249.3 million, before debt issuance costs. Debt issuance costs of $2.0 million are being amortized over the life of the senior notes using the effective interest method. The 6.05% senior notes do not have sinking fund requirements. Interest on the 6.05% senior notes is payable semiannually in arrears on March 15 and September 15 of each year beginning September 15, 2003.

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

The 6.05% senior notes issued on March 18, 2003 were not registered under the Securities Act of 1933 or any other securities laws and consequently the 6.05% senior notes were originally subject to transfer and resale restrictions. The 6.05% senior notes included registration rights which provided that Valero Logistics would use its best efforts to file, within 90 days of issuance, a registration statement for the exchange of the 6.05% senior notes for new notes of the same series that generally would be freely transferable, and to consummate the exchange offer within 210 days. In July of 2003, Valero Logistics closed on the exchange of the outstanding $250.0 million 6.05% senior notes that were not registered under the Securities Act of 1933 for $250.0 million of 6.05% senior notes that have been registered under the Securities Act of 1933. Accordingly, the new senior notes are freely transferable.

The 6.05% senior notes also include a change-in-control provision, which requires that an investment grade entity own and control the general partner of Valero L.P. and Valero Logistics. Otherwise, Valero Logistics must offer to purchase the 6.05% senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase.

$175.0 Million Revolving Credit Facility
On March 6, 2003, Valero Logistics entered into an amended revolving credit facility with the various banks included in the existing revolving credit facility and with a group of new banks to increase the revolving credit facility to $175.0 million. In addition, the amount that may be borrowed to fund distributions to unitholders was increased from $25.0 million to $40.0 million. In addition to increasing the amount that may be borrowed under the revolving credit facility, the "Total Debt to EBITDA Ratio" as defined in the revolving credit facility was changed such that the ratio may not exceed 4.0 to 1.0 (as opposed to 3.0 to 1.0 in the original facility), and Valero L.P. is now guaranteeing the revolving credit facility. This guarantee by Valero L.P. ranks equally with all of its existing unsecured senior obligations and is required to rank equally with any future unsecured senior obligations.

Interest Rate Swaps
During the six months ended June 30, 2003, Valero Logistics entered into interest rate swap agreements to manage its exposure to changes in interest rates. The interest rate swap agreements have an aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, the Partnership will receive a fixed rate (6.875% and 6.05% for the $60.0 million and $107.5 million of interest rate swap agreements, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement. As of

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2003, the weighted average effective interest rate for the interest rate swaps was 2.9%. The Partnership accounts for the interest rate swaps as fair value hedges, with changes in the fair value of each swap and the related debt instrument recorded as an adjustment to interest expense in the consolidated statement of income. As of June 30, 2003, the aggregate estimated fair value of the interest rate swaps was $6.5 million.

NOTE 5: Commitments and Contingencies

Environmental, Health and Safety
The Partnership's operations are subject to extensive federal, state and local environmental and safety laws and regulations. Although the Partnership believes its operations are in substantial compliance with applicable environmental and safety laws and regulations, risks of additional costs and liabilities are inherent in pipeline, terminalling and storage operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly stringent environmental and safety laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs and liabilities. Accordingly, the Partnership has adopted policies, practices and procedures in the areas of pollution control, pipeline integrity, operator qualifications, public relations, product safety, occupational health and the handling, storage, use and disposal of hazardous materials that are designed to prevent material environmental or other damage, and to limit the financial liability which could result from such events. However, some risk of environmental or other damage is inherent in pipeline, terminalling and storage operations, as it is with other entities engaged in similar businesses. Although environmental and safety costs may have a significant impact on results of operations for any single period, the Partnership believes that such costs will not have a material adverse effect on its financial position.

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

     o any real or personal property on which the Crude Oil Storage Tanks are located that arose prior to March 18, 2003; and

     o any actions taken by Valero Energy before, on or after March 18, 2003, in connection with the ownership, use or operation of the Corpus
          Christi West refinery, the Texas City refinery and the Benicia refinery or the property on which the Crude Oil Storage Tanks are located, or any accident or occurrence in connection therewith.

Legal
The Partnership is involved in various lawsuits, claims and regulatory proceedings incidental to its business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Partnership's financial position or results of operations.

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6: Related Party Transactions

The Partnership has related party transactions with Valero Energy for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, certain employee costs, insurance costs, operating expenses, administrative costs and rent expense. The receivable from Valero Energy as of December 31, 2002 and through March 18, 2003 represented the net amount due for these related party transactions and the net cash collected under Valero Energy's centralized cash management program on the Partnership's behalf. Beginning March 19, 2003, the receivable from Valero Energy represents amounts due for pipeline tariff, terminalling fee and crude oil storage tank fee revenues and the payable to Valero Energy represents amounts due for employee costs, insurance costs, operating expenses, administrative costs and rent expense.

The following table summarizes transactions with Valero Energy:

                                                       Three Months Ended             Six Months Ended
                                                            June 30,                      June 30,
                                                            --------                      --------
                                                      2003           2002            2003           2002
                                                      ----           ----            ----           ----
                                                                        (in thousands)

    Revenues.................................      $ 47,493       $ 29,892        $ 79,259       $ 55,802
    Operating expenses.......................         6,127          3,377          10,195          6,784
    General and administrative expenses......         1,409          1,631           2,968          2,931


Telfer Terminal Storage and Throughput Agreement
On January 7, 2003, the Partnership and Valero Energy entered into a five-year Terminal Storage and Throughput Agreement pursuant to which Valero Energy agreed to (a) lease the asphalt storage tanks and related equipment for a monthly fee of $0.60 per barrel of storage capacity, (b) move asphalt through the terminal during the term of the agreement for a fee of $1.25 per barrel of throughput with a guaranteed minimum annual throughput of 280,000 barrels, and (c) reimburse the Partnership for certain costs, including utilities.

South  Texas  Pipelines  and  Terminals   Agreements
In conjunction with the acquisition of the South Texas Pipelines and Terminals, Valero Energy and the Partnership entered into the following agreements:

     o Throughput Commitment Agreement pursuant to which Valero Energy agreed, for an initial period of seven years, to (i) transport in the Houston and Valley pipeline systems an aggregate of 40% of the Corpus Christi East and Corpus Christi West refineries gasoline and distillate production but only if the combined throughput on these pipelines is less than 110,000 barrels per day, (ii) transport in the Pettus to San Antonio refined product pipeline 25% of the Three Rivers refinery gasoline and distillate production and in the Pettus to Corpus Christi refined product pipeline 90% of the Three Rivers refinery raffinate production, (iii) use the Houston asphalt terminal for an aggregate of 7% of the asphalt production of the Corpus Christi East and Corpus Christi West refineries, (iv) use the Edinburg refined product terminal for an aggregate of 7% of the gasoline and distillate production of the Corpus Christi East and Corpus Christi West refineries, but only if the throughput at this terminal is less than 20,000 barrels per day; and (v) use the San Antonio terminal for 75% of the throughput in the Pettus to San Antonio refined product pipeline. In the event Valero Energy does not transport in the pipelines or use the terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, it will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted average tariff rate or terminal fee. Also, Valero Energy agreed to allow the Partnership to increase its tariff to compensate for any revenue shortfall in the event the Partnership has to curtail throughput in the Corpus Christi to Edinburg refined product pipeline as a result of repair and replacement activities.

     o Terminalling Agreements pursuant to which Valero Energy agreed, during the initial period of five years, to pay a terminalling fee for each

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          barrel of refined product stored or handled by or on behalf of Valero Energy at the terminals included in the South Texas Pipelines and Terminals, including an additive fee for gasoline additives blended at the terminals. At the Hobby Airport terminal, Valero Energy will also pay a filtering fee for each barrel of jet fuel stored or handled at the terminal.

Additionally, Valero Energy has indicated to the Partnership that the segment of the Corpus Christi to Edinburg refined product pipeline that runs approximately 60 miles south from Corpus Christi to Seeligson Station will require repair and, in some places, replacement. Valero Energy has agreed to indemnify the Partnership for any costs the Partnership incurs to repair and replace this segment in excess of $1.5 million.

Crude Oil Storage Tanks Agreements
In conjunction with the acquisition of the Crude Oil Storage Tanks, Valero Energy and the Partnership entered into the following agreements:

     o Handling and Throughput Agreement pursuant to which Valero Energy agreed to pay the Partnership a fee, for an initial period of ten years, for 100% of crude oil delivered to each of the Corpus Christi West refinery, the Texas City refinery or the Benicia refinery and to use the Partnership for handling all deliveries to these refineries. The throughput fees under the agreement are adjustable annually, generally based on 75% of the regional consumer price index applicable to the location of each refinery.

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

The Partnership's share of allocated Valero Energy employee benefit plan expenses was $0.8 million and $0.4 million for the three months ended June 30, 2003 and 2002, respectively, and $1.3 million and $0.7 million for the six months ended June 30, 2003 and 2002, respectively. These employee benefit plan expenses are included in operating expenses with the related payroll costs.

Long-Term Incentive Plan
The Board of Directors of Valero GP, LLC previously adopted the 2000 Long-Term Incentive Plan (the LTIP) under which Valero GP, LLC may award up to 250,000 common units to certain key employees of Valero Energy's affiliates providing services to Valero L.P. and to directors and officers of Valero GP, LLC. Awards

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


under the LTIP can include awards such as unit options, restricted common units, distribution equivalent rights (DERs) and contractual rights to receive common units.

On January 24, 2003, under the LTIP, Valero GP, LLC granted 30,000 contractual rights to receive common units and DERs to its officers and directors, excluding the outside directors. In conjunction with the grant of contractual rights to receive common units under the LTIP, Valero GP, LLC purchased 30,000 newly issued Valero L.P. common units from Valero L.P. for total consideration of $1.1 million. In addition, in March of 2003, Valero GP, LLC settled the previous purchase of 55,250 common units with the payment of $2.3 million.

In January of 2003, one-third of the previously issued 55,250 contractual rights vested and Valero GP, LLC distributed actual Valero L.P. common units to the officers and directors. Certain of the officers and directors settled their tax withholding on the vested common units by delivering 6,491 common units to Valero GP, LLC. As of June 30, 2003, Valero GP, LLC owns 73,319 common units of Valero L.P.

The Partnership's share of the LTIP expenses was $0.1 million and $0.3 million for the three months ended June 30, 2003 and 2002, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2003 and 2002, respectively. These LTIP expenses are included in general and administrative expenses.

In June of 2003, the Board of Directors of Valero GP, LLC adopted the 2003 Employee Unit Incentive Plan (the UIP) under which Valero GP, LLC may award up to 500,000 common units to any employee of Valero GP, LLC or its affiliates, excluding officers and directors of Valero GP, LLC and its affiliates. Awards under the UIP can include unit options, unit appreciation rights, restricted units, performance awards, unit compensation and other unit based awards.

NOTE 8: Partners' Equity

Outstanding Equity
Prior to the redemption of common units and the common unit offering in March 2003 and the exercise of a portion of the underwriters' over-allotment option in April 2003, Valero Energy, through various affiliates, owned 73.6% of Valero L.P.'s outstanding partners' equity. After giving effect to the redemption of common units, the common unit offering and the over-allotment option exercise, outstanding partners' equity of Valero L.P. as of June 30, 2003 includes 12,205,822 common units (614,572 of which are held by UDS Logistics, LLC and 73,319 of which are held by Valero GP, LLC), 9,599,322 subordinated units held by UDS Logistics, LLC and a 2% general partner interest held by Riverwalk Logistics, L.P. As a result, Valero Energy now owns 48.2% of Valero L.P., including the 2% general partner interest (see Note 9).

Net Income per Unit Applicable to Limited Partners
The computation of net income per unit applicable to limited partners is based on the weighted-average number of common and subordinated units outstanding during the period. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner's 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding. Basic and diluted net income per unit applicable to limited partners is the same because the Partnership has no potentially dilutive securities outstanding. The Partnership generated sufficient net income such that the amount of net income allocated to common units was equal to the amount allocated to the subordinated units.

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                               Three Months Ended             Six Months Ended
                                                                    June 30,                      June 30,
                                                                    --------                      --------
                                                              2003           2002            2003           2002
                                                              ----           ----            ----           ----
                                                                (in thousands, except per unit data)

      General partner interest........................     $    348       $    282        $    667       $    539
      General partner incentive distribution..........          718            339           1,102            425
                                                               ----         ------          ------         ------
       Total general partner distribution.............        1,066            621           1,769            964
      Limited partners' distributions.................       16,354         13,478          31,618         25,993
                                                             ------         ------          ------         ------
       Total cash distributions.......................     $ 17,420       $ 14,099        $ 33,387       $ 26,957
                                                             ======         ======          ======         ======

      Cash distributions per unit applicable to
       limited partners...............................     $   0.75       $   0.70        $   1.45       $   1.35
                                                             ======         ======          ======         ======


NOTE 9: Subsequent Events

Distributions
On July 28, 2003, the Partnership declared a quarterly distribution of $0.75 per unit payable on August 14, 2003 to unitholders of record on August 5, 2003.

Common Unit Offering
On August 11, 2003, Valero L.P. closed on a public offering of common units, selling 1,236,250 common units, which includes 161,250 common units related to the over-allotment option, to the public at $41.15 per unit, before underwriter's discount of $1.85 per unit. Net proceeds were $48.6 million, or $39.30 per unit, before offering expenses of $0.3 million. In order to maintain its 2% general partner interest, Riverwalk Logistics, L.P. contributed $1.0 million to Valero L.P. As a result of this common unit offering, Valero Energy now owns 45.8% of Valero L.P., including the 2% general partner interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report includes forward-looking statements regarding future events and the future financial performance of the Partnership. All forward-looking statements are based on the Partnership's beliefs as well as assumptions made by and information currently available to the Partnership. Words such as "believes", "expects", "intends", "forecasts", "projects" and similar expressions, identify forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. These statements reflect the Partnership's current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

     o Any reduction in the quantities of crude oil and refined products transported in the Partnership's pipelines and handled at the Partnership's terminals and storage tanks;
     o Any significant decrease in the demand for refined products in the markets served by the Partnership's pipelines;
     o Any material decline in production by any of Valero Energy's McKee, Three Rivers, Corpus Christi East, Corpus Christi West, Texas City, Benicia or Ardmore refineries;
     o Any downward pressure on market prices caused by new competing refined product pipelines that could cause Valero Energy to decrease the volumes transported in the Partnership's pipelines;
     o Any challenges to the Partnership's tariff rates or changes in the FERC's ratemaking methodology;
     o Any material decrease in the supply of or material increase in the price of crude oil available for transport through the Partnership's pipelines and storage tanks;
     o Inability to expand the Partnership's business and acquire new assets as well as to attract third party shippers;
     o    Conflicts of interest with Valero Energy;
     o    Any inability to borrow additional funds;
     o Any substantial costs related to environmental and safety risks, including increased costs of compliance;
     o    Any  change  in  the  credit  rating  assigned  to  Valero  Logistics'
          indebtedness;
     o    Any  change  in  the  credit  rating   assigned  to  Valero   Energy's
          indebtedness;
     o Any reductions in space allocated to the Partnership in interconnecting third party pipelines;
     o    Any material increase in the price of natural gas;
     o Terrorist attacks, threats of war or terrorist attacks or political or other disruptions that limit crude oil production, and
     o The Partnership's former use of Arthur Andersen LLP as its independent auditor.

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

Significant Developments in 2003
On January 7, 2003, the Partnership acquired an asphalt terminal located in Pittsburg, California from Telfer for $15.1 million in cash. The statement of income for the six months ended June 30, 2003 includes the results of operations of the Telfer asphalt terminal from January 7, 2003 through June 30, 2003.

On March 18, 2003, Valero L.P. consummated a public offering of common units resulting in net proceeds of $204.6 million (including the general partner contribution), Valero Logistics issued the 6.05% senior notes in a private placement resulting in net proceeds of $247.3 million and Valero Logistics borrowed $25.0 million under its revolving credit facility. A portion of the net proceeds from the 6.05% senior notes were used to redeem 3,809,750 common units owned by UDS Logistics, LLC and a prorata portion of general partner interest for $136.9 million. The remainder of the net proceeds from the 6.05% senior notes, along with the net proceeds from the common unit offering, cash on hand and borrowings under the revolving credit facility were used to pay $350 million related to the contribution by Valero Energy to Valero Logistics of the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks. The statement of income for the six months ended June 30, 2003 includes the results of operations of the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks from March 19, 2003 through June 30, 2003, and includes the impact of the debt and equity financings related to the above acquisitions and redemption. On April 16, 2003, Valero L.P. closed on the exercise of a portion of the underwriters' over-allotment option, by selling 581,000 common units for net proceeds of $20.9 million (including the general partner contribution), which proceeds were used to pay down a portion of the outstanding borrowings under the revolving credit facility.

On May 1, 2003, the Partnership acquired Shell's 28% interest in the Amarillo to Abernathy refined product pipeline and Shell's 46% interest in the Abernathy to Lubbock refined product pipeline for $1.6 million. The statement of income for the three and six months ended June 30, 2003, includes the results of operations of the additional Shell pipeline interest from May 1, 2003 through June 30, 2003.

Seasonality
The operating results of the Partnership are affected by factors affecting the business of Valero Energy, including refinery utilization rates, the demand for refined products and industry refining capacity.

The throughput of crude oil that the Partnership transports is directly affected by the level of, and refiner demand for, crude oil in markets served directly by the Partnership's crude oil pipelines and crude oil storage tanks. Crude oil inventories tend to increase due to overproduction of crude oil by producing companies and countries, planned maintenance turnaround activity by refiners and unplanned outages at refineries.

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

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

The results of operations for the three months ended June 30, 2003 presented in the following table are derived from the consolidated statement of income for Valero L.P. and subsidiaries for the three months ended June 30, 2003, which includes the results of operations of the South Texas Pipelines and Terminals, the Crude Oil Storage Tanks and Telfer for the full quarter and the results of operations of the Shell pipeline interest from May 1, 2003 through June 30,
2003. The results of operations for the three months ended June 30, 2002 presented in the following table are derived from the consolidated statement of income for Valero L.P. and subsidiaries for the three months ended June 30, 2002.

   Financial Data:

                                                                        Three Months Ended June 30,
                                                                        ---------------------------
                                                                         2003                2002
                                                                         ----                ----
   Statement of Income Data:                                                   (in thousands)

   Revenues........................................................     $ 47,542          $ 30,030
                                                                          ------            ------
   Costs and expenses:
    Operating expenses.............................................       16,335             9,565
    General and administrative expenses............................        1,670             1,698
    Depreciation and amortization expense..........................        7,269             3,876
                                                                         -------            ------
       Total costs and expenses....................................       25,274            15,139
                                                                          ------            ------

   Operating income................................................       22,268            14,891
    Equity income from Skelly-Belvieu Pipeline Company.............          600               844
    Interest expense, net..........................................       (4,736)             (796)
                                                                          ------            ------
   Net income......................................................       18,132            14,939
    Less net income applicable to general partner..................       (1,066)             (299)
                                                                          ------            ------
   Net income applicable to the limited partners' interest.........     $ 17,066          $ 14,640
                                                                          ======            ======

   Net income per unit applicable to limited partners..............     $   0.79          $   0.76
                                                                          ======            ======

   Weighted average number of limited partnership units
    outstanding....................................................   21,702,990        19,253,894
                                                                      ==========        ==========

   Earnings before interest, taxes and depreciation and
    amortization (EBITDA) (a)......................................     $ 30,137          $ 19,611
                                                                          ======            ======

   Distributable cash flow (a).....................................     $ 24,234          $ 18,081
                                                                          ======            ======

                                                                         June 30,         June 30,
   Balance Sheet Data:                                                     2003             2002
                                                                           ----             ----

   Long-term debt, including current portion (1)...................    $ 365,231         $ 101,076
   Partners' equity (2)............................................      385,636           291,932
   Debt-to-capitalization ratio (1) / ((1)+(2))....................         48.6%             25.7%



     (a) The following is a reconciliation of income before income tax expense to EBITDA and distributable cash flow.

                                                              Three Months Ended June 30,
                                                              --------------------------
                                                               2003                 2002
                                                               ----                 ----
                                                                    (in thousands)

     Income before income tax expense....................   $ 18,132             $ 14,939
      Plus interest expense, net.........................      4,736                  796
      Plus depreciation and amortization expense.........      7,269                3,876
                                                              ------               ------
     EBITDA..............................................     30,137               19,611
      Less equity income from Skelly-Belvieu Pipeline
       Company...........................................       (600)                (844)
      Less interest expense, net.........................     (4,736)                (796)
      Less reliability capital expenditures..............     (1,446)                (741)
      Plus distributions from Skelly-Belvieu Pipeline
       Company...........................................        879                  851
                                                              ------               ------
     Distributable cash flow.............................   $ 24,234             $ 18,081
                                                              ======               ======

     For a discussion regarding the Partnership's rationale for utilizing the non-GAAP measures of EBITDA and distributable cash flow, please see Valero L.P.'s Annual Report on Form 10-K for the year ended December 31, 2002.

Operating Data:

The following table reflects total throughput, on a barrels per day basis, for the Partnership's crude oil pipelines, refined product pipelines, refined product terminals and crude oil storage tanks for the three months ended June 30, 2003 and 2002.

                                                        Three Months Ended June 30,
                                                        ---------------------------
                                                 2003              2002           % Change
                                                 ----              ----           --------
                                                   (barrels per day)

  Crude oil pipeline throughput...........      348,390           360,558             (3)%
                                                =======           =======

  Refined product pipeline throughput.....      396,639           303,654             31%
                                                =======           =======

  Refined product terminal throughput.....      233,881           179,915             30%
                                                =======           =======

  Crude oil storage tank throughput.......      475,280               N/A            N/A
                                                =======


Net income for the three months ended June 30, 2003 was $18.1 million as compared to $14.9 million for the three months ended June 30, 2002. The increase of $3.2 million was primarily attributable to the additional net income generated from the acquisition of the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks on March 18, 2003 and the Telfer asphalt terminal on January 7, 2003. The increase in net income resulting from these acquisitions was partially offset by the impact of lower throughput barrels in the Ardmore crude oil pipelines resulting from a major refinery turnaround, and lower throughput barrels in the McKee to Colorado Springs to Denver refined product pipeline resulting from Valero Energy's Denver refinery maximizing production and lower jet fuel sales by Valero Energy in Denver.

Revenues for the three months ended June 30, 2003 were $47.5 million as compared to $30.0 million for the three months ended June 30, 2002, an increase of 58% or $17.5 million. The following discusses significant revenue increases and decreases:

     o revenues for the Crude Oil Storage Tanks acquired on March 18, 2003 totaled $8.6 million for the three months ended June 30, 2003;

     o revenues for the South Texas Terminals for the three months ended June 30, 2003 totaled $1.9 million based on throughput of 50,398 barrels per day and revenues for the Telfer asphalt terminal for the three months ended June 30, 2003 were $1.1 million based on throughput of 938 barrels per day. Revenues for the other refined product terminals, excluding the South Texas Terminals and the Telfer asphalt terminal, increased $0.6 million primarily due to an increase in the additive blending fee from $0.04 per barrel to $0.12 per barrel effective January 1, 2003 and a 1% increase in throughput barrels;

     o revenues for the refined product pipelines increased $3.9 million and throughput increased 31% primarily due to revenues from the acquisition of the South Texas Pipelines on March 18, 2003. Revenues for the South Texas Pipelines were $5.8 million and throughput totaled 109,759 barrels per day during the second quarter of 2003. Partially offsetting the increased revenues related to the South Texas Pipelines was a $2.1 million decrease in revenues related to the McKee to Colorado Springs to Denver pipeline resulting from Valero Energy maximizing production at its Denver refinery and lower jet fuel sales by Valero Energy in Denver, resulting in lower throughput in this pipeline; and

     o revenues for the crude oil pipelines increased $1.4 million even though total throughput decreased 3% primarily due to increased revenues for the Wichita Falls to McKee and the Corpus Christi to Three Rivers crude oil pipelines due to a combined 16% increase in throughput barrels, which was partially offset by a decrease in revenues for the Ardmore crude oil pipelines due to a combined 20% decrease in throughput barrels. During the second quarter of 2003, Valero Energy supplied its McKee refinery with greater quantities of heavy sour crude oil, which was transported from the Texas Gulf Coast, instead of crude oil transported through the Clawson to Dixon to McKee crude oil pipelines. Also during the second quarter of 2003, Valero Energy's Ardmore refinery was shut down for a major refinery turnaround for most of April, resulting in a decrease in the Ringgold to Wasson to Ardmore crude oil pipelines.

Operating expenses increased $6.8 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 primarily due to the following items:

     o the acquisition of the South Texas Pipelines and Terminals increased operating expenses by $3.5 million;

     o the acquisition of the Crude Oil Storage Tanks increased operating expenses by $1.4 million;

     o the acquisitions of the Telfer asphalt terminal and crude hydrogen pipeline increased operating expenses by $0.6 million;

     o power costs, excluding the impact of acquisitions, increased $0.6 million due primarily to higher natural gas prices; and

     o employee benefit expenses increased $0.4 million as a result of higher accruals for incentive compensation due to higher net income and increases in medical and pension costs.

General and administrative expenses were as follows:

                                                          Three Months Ended June 30,
                                                          ---------------------------
                                                          2003                 2002
                                                          ----                 ----
                                                                (in thousands)

    Services agreement...............................   $ 1,300              $ 1,300
    Third party expenses.............................       482                  557
    Reimbursement from partners on jointly owned
     pipelines.......................................      (112)                (159)
                                                          -----                -----
      General and administrative expenses............   $ 1,670              $ 1,698
                                                          =====                =====

General and administrative expenses decreased 2% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 due to lower third party legal and accounting expenses, partially offset by lower reimbursements from partners on jointly owned pipelines as a result of the Partnership's purchase of Shell's interest in the Amarillo to Abernathy and the Abernathy to Lubbock refined product pipelines.

Depreciation and amortization expense increased 88% during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 due to the additional depreciation recognized for the South Texas Pipelines and Terminals, the Crude Oil Storage Tanks and the Telfer asphalt terminal.

Equity income from Skelly-Belvieu Pipeline Company for the three months ended June 30, 2003 decreased 29% as compared to the three months ended June 30, 2002 due to a 16% decrease in throughput barrels in the Skellytown to Mont Belvieu refined product pipeline. The decrease in throughput is due to both Valero Energy and ConocoPhillips utilizing greater quantities of natural gas to run their North Texas refining operations instead of selling the natural gas to third parties in Mont Belvieu.

Interest expense for the three months ended June 30, 2003 was $4.7 million, net of interest income and capitalized interest of $0.1 million, as compared to $0.8 million of interest expense, net of interest income and capitalized interest of $0.1 million, for the three months ended June 30, 2002. Interest expense was higher in 2003 due to interest expense related to the $100.0 million of 6.875% senior notes issued in July of 2002 and the $250.0 million of 6.05% senior notes issued in March of 2003. The 2003 borrowings were used to fund the common unit redemption and a portion of the South Texas Pipelines and Terminals acquisition, all of which closed in March 2003. The 2002 borrowings were used to repay borrowings under the variable-rate revolving credit facility. Partially offsetting the higher interest expense in 2003 from the above factors is the effect of interest rate swaps entered into during the first quarter and early April of 2003. The Partnership entered into $167.5 million (notional amount) of interest rate swaps, which effectively convert $167.5 million of fixed-rate debt to variable-rate debt, reducing the effective interest rate on such debt by approximately 300 basis points based on current rates.

Net income applicable to the general partner for the three months ended June 30, 2003 includes the effect of $0.7 million of incentive distributions.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

The results of operations for the six months ended June 30, 2003 presented in the following table are derived from the consolidated statement of income for Valero L.P. and subsidiaries for the six months ended June 30, 2003, which includes the results of operations of the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks for the period from March 19, 2003 through June 30, 2003, the Telfer asphalt terminal from January 7, 2003 through June 30, 2003 and the Shell pipeline interest from May 1, 2003 through June 30, 2003. The results of operations for the six months ended June 30, 2002 presented in the following table are derived from the consolidated statement of income for Valero L.P. and subsidiaries for the six months ended June 30, 2002, which includes the Wichita Falls Business for the month ended January 31, 2002 prior to its actual acquisition on February 1, 2002.

    Financial Data:

                                                                       Six Months Ended June 30,
                                                                       -------------------------
                                                                        2003                2002
                                                                        ----                ----
    Statement of Income Data:                                                (in thousands)

    Revenues....................................................     $ 79,358            $ 56,054
                                                                       ------              ------
    Costs and expenses:
     Operating expenses.........................................       27,996              18,749
     General and administrative expenses........................        3,514               3,487
     Depreciation and amortization expense......................       11,552               8,231
                                                                       ------              ------
      Total costs and expenses..................................       43,062              30,467
                                                                       ------              ------

    Operating income............................................       36,296              25,587
     Equity income from Skelly-Belvieu Pipeline Company.........        1,331               1,522
     Interest expense, net......................................       (7,113)             (1,352)
                                                                       ------              ------
    Income before income tax expense............................       30,514              25,757
     Income tax expense.........................................            -                 395
                                                                       ------              ------
    Net income..................................................       30,514              25,362
     Less net income applicable to general partner..............       (1,690)               (494)
     Less net income related to the Wichita Falls Business
      for the month ended January 31, 2002......................            -                (650)
                                                                       ------              ------
    Net income applicable to the limited partners' interest.....     $ 28,824            $ 24,218
                                                                       ======              ======

    Net income per unit applicable to limited partners..........     $   1.40            $   1.26
                                                                       ======              ======

    Weighted average number of limited partnership units
     outstanding................................................   20,635,667          19,247,789
                                                                   ==========          ==========

    EBITDA (a)..................................................     $ 49,179            $ 35,340
                                                                       ======              ======

    Distributable cash flow (a).................................     $ 39,724            $ 32,558
                                                                       ======              ======

                                                                      June 30,          December 31,
    Balance Sheet Data:                                                 2003                2002
                                                                        ----                ----

    Long-term debt, including current portion (1)...............    $ 365,231           $ 109,658
    Partners' equity (2)........................................      385,636             293,895
    Debt-to-capitalization ratio (1) / ((1)+(2))................         48.6%               27.2%


(a) The following is a reconciliation of income before income tax expense to EBITDA and distributable cash flow.

                                                           Six Months Ended June 30,
                                                           -------------------------
                                                            2003              2002
                                                            ----              ----
                                                                (in thousands)

   Income before income tax expense..................    $ 30,514          $ 25,757
    Plus interest expense, net.......................       7,113             1,352
    Plus depreciation and amortization expense.......      11,552             8,231
                                                           ------            ------
   EBITDA............................................      49,179            35,340
    Less equity income from Skelly-Belvieu Pipeline
      Company........................................      (1,331)           (1,522)
    Less interest expense, net.......................      (7,113)           (1,352)
    Less reliability capital expenditures............      (2,638)           (1,530)
    Plus distributions from Skelly-Belvieu Pipeline
      Company........................................       1,627             1,622
                                                           ------            ------
   Distributable cash flow...........................    $ 39,724          $ 32,558
                                                           ======            ======

     For a discussion regarding the Partnership's rationale for utilizing the non-GAAP measures of EBITDA and distributable cash flow, please see Valero L.P.'s Annual Report on Form 10-K for the year ended December 31, 2002.

Operating Data:

The following table reflects total throughput, on a barrels per day basis, for the Partnership's crude oil pipelines, refined product pipelines, refined product terminals and crude oil storage tanks for the six months ended June 30, 2003 and 2002. On March 18, 2003, the Partnership acquired the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks from Valero Energy. The throughput related to these newly acquired assets included in the table below is calculated based on throughput for the period from March 19, 2003 through June 30, 2003 divided by the 181 days in the six months ended June 30, 2003.

                                                          Six Months Ended June 30,
                                                          -------------------------
                                                    2003              2002           % Change
                                                    ----              ----           --------
                                                      (barrels per day)

  Crude oil pipeline throughput.............      340,619           336,605              1%
                                                  =======           =======

  Refined product pipeline throughput.......      347,000           283,375             22%
                                                  =======           =======

  Refined product terminal throughput.......      205,495           177,877             16%
                                                  =======           =======

  Crude oil storage tank throughput.........      277,468               N/A             N/A
                                                  =======


Net income for the six months ended June 30, 2003 was $30.5 million as compared to $25.4 million for the six months ended June 30, 2002. The increase of $5.1 million was primarily attributable to the additional net income generated from the acquisitions of the South Texas Pipelines and Terminals, the Crude Oil Storage Tanks and the Telfer asphalt terminal. Net income generated by the acquired assets during the six months ended June 30, 2003 totaled $6.6 million.

Revenues for the six months ended June 30, 2003 were $79.4 million as compared to $56.1 million for the six months ended June 30, 2002, an increase of 42% or $23.3 million. The following discusses significant revenue increases and decreases:

     o revenues for the Crude Oil Storage Tanks from March 19, 2003 through June 30, 2003 totaled $10.0 million;

     o revenues for the refined product pipelines increased $5.2 million and throughput increased 22% primarily due to revenues from the acquisition of the South Texas Pipelines on March 18, 2003. Revenues for the South Texas Pipelines were $6.9 million and throughput totaled 63,798 barrels per day from March 19, 2003 through June 30, 2003. Partially offsetting the increased revenues related to the South Texas Pipelines was a $2.7 million decrease in revenues related to the McKee to Colorado Springs to Denver pipeline resulting from Valero Energy maximizing production at its Denver refinery and lower jet fuel sales by Valero Energy in Denver, resulting in lower throughput in this pipeline;

     o revenues for the South Texas Terminals for the period from March 19, 2003 through June 30, 2003 totaled $2.1 million based on throughput of 29,233 barrels per day and revenues for the Telfer asphalt terminal for the six months ended June 30, 2003 were $2.1 million based on throughput of 1,584 barrels per day. Revenues for the other refined product terminals, excluding the South Texas Terminals and the Telfer asphalt terminal, increased $0.8 million primarily due to an increase in the additive blending fee from $0.04 per barrel to $0.12 per barrel effective January 1, 2003, partially offset by a 2% decrease in throughput barrels; and

     o revenues for the crude oil pipelines increased $3.1 million primarily due to increased revenues for the Wichita Falls to McKee and the Corpus Christi to Three Rivers crude oil pipelines due to a combined 16% increase in throughput barrels and the crude hydrogen pipeline which was acquired in May of 2002. Revenues and throughput for the Partnership's other crude oil pipelines for the first six months of 2003 were comparable to the first six months of 2002 as the impact of the economic-based refinery production cuts made by Valero Energy in the first quarter of 2003, coupled with the Ardmore refinery turnaround in March and April of 2003, offset the economic-based refinery production cuts initiated by Valero Energy in the first six months of 2002;.

Operating expenses increased $9.2 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 primarily due to the following items:

     o the acquisition of the South Texas Pipelines and Terminals increased operating expenses by $4.2 million;

     o the acquisition of the Crude Oil Storage Tanks increased operating expenses by $1.6 million;

     o maintenance expenses, excluding the impact of acquisitions, increased $1.5 million due primarily to the increased number of pipeline and terminal integrity inspections performed during the first six months of 2003 as compared to 2002 and increased chemical expenses related to drag reducing agents and gasoline additives;

     o the acquisitions of the Telfer asphalt terminal and crude hydrogen pipeline increased operating expenses by $1.1 million; and

     o employee benefit expenses increased $0.5 million as a result of higher accruals for incentive compensation due to higher net income and increases in medical and pension costs.

General and administrative expenses were as follows:

                                                              Six Months Ended June 30,
                                                              -------------------------
                                                               2003                 2002
                                                               ----                 ----
                                                                     (in thousands)

     Services agreement...................................   $ 2,600              $ 2,600
     Third party expenses.................................     1,188                1,162
     General and administrative expenses related to the
      Wichita Falls Business for the month ended
      January 31, 2002....................................         -                   40
     Reimbursement from partners on jointly owned
      pipelines...........................................      (274)                (315)
                                                               -----                -----
      General and administrative expenses.................   $ 3,514              $ 3,487
                                                               =====                =====

General and administrative expenses increased 1% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 due primarily to an increase in general and administrative costs from third parties and lower reimbursements from partners on jointly owned pipelines as a result of the Partnership's purchase of Shell's interest in the Amarillo to Abernathy and the Abernathy to Lubbock refined product pipelines.

Depreciation and amortization expense increased by 40% during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 due primarily to the acquisitions of the South Texas Pipelines and Terminals, the Crude Oil Storage Tanks and the Telfer asphalt terminal.

Equity income from Skelly-Belvieu Pipeline Company for the six months ended June 30, 2003 decreased 13% as compared to the six months ended June 30, 2002 due to a 6% decrease in throughput barrels in the Skellytown to Mont Belvieu refined product pipeline. The decrease in throughput is due to both Valero Energy and ConocoPhillips utilizing greater quantities of natural gas to run their North Texas refining operations instead of selling the natural gas to third parties in Mont Belvieu.

Interest expense for the six months ended June 30, 2003 was $7.1 million, net of interest income and capitalized interest of $0.2 million, as compared to $1.4 million of interest expense, net of interest income and capitalized interest of $0.2 million, for the six months ended June 30, 2002. Interest expense was higher in 2003 due to interest expense related to the $100.0 million of 6.875% senior notes issued in July of 2002 and the $250.0 million of 6.05% senior notes issued in March of 2003. Partially offsetting the higher interest expense in 2003 from the above factors is the effect of interest rate swaps entered into during the six months ended June 30, 2003. The Partnership entered into $167.5 million (notional amount) of interest rate swaps, which effectively convert $167.5 million of fixed-rate debt to variable-rate debt, reducing the effective interest rate on such debt by approximately 300 basis points based on current rates.

Income tax expense for the six months ended June 30, 2002 represents income tax expense incurred by the Wichita Falls Business during the month ended January 31, 2002, prior to the transfer of the Wichita Falls Business to the Partnership.

Net income for the six months ended June 30, 2002 includes $0.7 million of net income related to the Wichita Falls Business for the month ended January 31, 2002, which was allocated entirely to the general partner. Net income applicable to the general partner for the six months ended June 30, 2003 includes the effect of $1.1 million of incentive distributions.

Financial Outlook

Throughput volumes thus far in the third quarter of 2003 are similar to the throughput volumes handled by the Partnership in the second quarter of 2003, which included a full quarter of operations of the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks. Due to the favorable refined product fundamentals Valero Energy is experiencing throughout its refining system, and the expected return to service of certain processing facilities at Valero Energy's Benicia and Texas City refineries, the Partnership anticipates its throughput volumes will trend at or above current levels for the remainder of the third quarter of 2003. Net income per unit for the third quarter of 2003 will be impacted by the 1,236,250 increase in common units outstanding resulting from the August 2003 common unit offering.

Liquidity and Capital Resources

The Partnership's primary cash requirements, in addition to normal operating expenses, are for capital expenditures (both reliability and expansion), business and asset acquisitions, distributions to partners and debt service. The Partnership expects to fund its short-term needs for such items as reliability capital expenditures and quarterly distributions to the partners from operating cash flows. Capital expenditures for long-term needs resulting from future expansion projects and acquisitions are expected to be funded by a variety of sources including cash flows from operating activities, borrowings under the revolving credit facility and the issuance of additional common units, debt securities and other capital market transactions.

       Amended Revolving Credit Facility
On March 6, 2003, Valero Logistics amended its revolving credit facility, increasing its credit limit to $175.0 million. On March 18, 2003, Valero Logistics borrowed $25.0 million under the revolving credit facility to partially fund the purchase of the South Texas Pipelines and Terminals from Valero Energy, which borrowings were repaid during the three months ended June 30, 2003 primarily with the proceeds from the underwriters' exercise of the over-allotment option. The revolving credit facility expires on January 15, 2006. At Valero Logistics' option, borrowings under the revolving credit facility bear interest based on either an alternative base rate or LIBOR. Valero Logistics also incurs a facility fee on the aggregate commitments of lenders under the revolving credit facility, whether used or unused. Borrowings under the revolving credit facility may be used for working capital and general partnership purposes; however, borrowings to fund distributions to unitholders are limited to $40.0 million. All borrowings designated as borrowings subject to the $40.0 million sublimit must be reduced to zero for a period of at least 15 consecutive days during each fiscal year. The revolving credit facility also allows Valero Logistics to issue letters of credit for an aggregate of $75.0 million.

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

       6.05% Senior Notes
On March 18, 2003, Valero Logistics issued, in a private placement, $250.0 million of 6.05% senior notes, due March 15, 2013, for proceeds of $247.3 million, net of discount of $0.7 million and debt issuance costs of $2.0 million. The net proceeds were used to redeem 3,809,750 common units held by an affiliate of Valero Energy ($134.1 million), redeem a related portion of the general partner interest ($2.9 million) and partially fund the South Texas Pipelines and Terminals acquisition. The 6.05% senior notes are redeemable and do not have sinking fund requirements. Interest on the 6.05% senior notes is payable semiannually in arrears on March 15 and September 15 of each year beginning September 15, 2003. Valero L.P. has guaranteed the 6.05% senior notes.

The 6.05% senior notes were not registered under the Securities Act of 1933 or any other securities laws and consequently the 6.05% senior notes were subject to transfer and resale restrictions. In July 2003, Valero Logistics closed on the exchange of the outstanding $250.0 million 6.05% senior notes that were not registered under the Securities Act of 1933 for $250.0 million of 6.05% senior notes that have been registered under the Securities Act of 1933. Accordingly, the new senior notes are freely transferable.

       6.875% Senior Notes
The $100.0 million of 6.875% senior notes are due July 15, 2012 with interest payable on January 15 and July 15 of each year. The 6.875% senior notes are redeemable, do not have sinking fund requirements and rank equally with all other existing senior unsecured indebtedness of Valero Logistics, including indebtedness under the revolving credit facility. Valero L.P. has guaranteed the 6.875% senior notes.

       Common Unit Offerings
On March 18, 2003, Valero L.P. closed on a public offering of 5,750,000 common units at a price of $36.75 per unit, before underwriters' discount of $1.56 per unit, for net proceeds of $202.3 million before offering expenses of $2.0 million. In order to maintain its 2% general partner interest, Riverwalk Logistics, L.P. made a $4.3 million general partner contribution. The Partnership used the net proceeds of the common unit offering and the general partner contribution primarily to fund the acquisition of the Crude Oil Storage Tanks. On April 16, 2003, Valero L.P. closed on the exercise of a portion of the underwriters' over-allotment option, by selling 581,000 common units at $35.19 per unit, net of underwriters' discount. Net proceeds from this sale of $20.4 million, combined with a $0.4 million contribution from Riverwalk Logistics, L.P. to maintain its 2% general partner interest, were used to pay down the outstanding balance due under the revolving credit facility.

On August 11, 2003, Valero L.P. closed on a public offering of 1,236,250 common units, which includes 161,250 common units related to the over-allotment option, at a price of $41.15 per unit, before underwriter's discount of $1.85 per unit, for net proceeds of $48.6 million before offering expenses of $0.3 million. In order to maintain its 2% general partner interest, Riverwalk Logistics, L.P. made a $1.0 million general partner contribution. As a result of this common unit offering, Valero Energy's ownership of Valero L.P. has been reduced to 45.8%, including the 2% general partner interest.

       Shelf Registration Statement
On June 6, 2002, Valero L.P. and Valero Logistics filed a $500.0 million universal shelf registration statement with the Securities and Exchange Commission covering the issuance of an unspecified amount of common units or debt securities or a combination thereof. Valero L.P. may, in one or more offerings, offer and sell common units representing limited partner interests in Valero L.P. Valero Logistics may, in one or more offerings, offer and sell its debt securities, which will be fully and unconditionally guaranteed by Valero L.P. As a result of the July 2002 6.875% senior note offering by Valero Logistics, the March 2003 common unit offering (including the over-allotment option) by Valero L.P. and the August 2003 common unit offering (including the over-allotment option) by Valero L.P., the remaining balance available under the universal shelf registration statement is $116.5 million.

       Interest Rate Swaps
During the six months ended June 30, 2003, Valero Logistics entered into interest rate swap agreements to manage its exposure to changes in interest rates. The interest rate swap agreements have an aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, the Partnership will receive the fixed rate (6.875% and 6.05%, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement. The Partnership accounts for the interest rate swaps as fair value hedges, with changes in the fair value of each swap and the related debt instrument recorded as an adjustment to interest expense in the consolidated statement of income.

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

The following table reflects the allocation of the total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

                                                            Six Months Ended June 30,
                                                            -------------------------
                                                             2003                2002
                                                             ----                ----
                                                        (in thousands, except per unit data)

  General partner interest............................    $    667           $    539
  General partner incentive distribution..............       1,102                425
                                                            ------             ------
   Total general partner distribution.................       1,769                964
  Limited partners' distributions.....................      31,618             25,993
                                                            ------             ------
   Total cash distributions...........................    $ 33,387           $ 26,957
                                                            ======             ======

  Cash distributions per unit applicable to limited
   partners...........................................    $   1.45           $   1.35
                                                            ======             ======

In May 2003, Valero L.P. paid a quarterly cash distribution of $0.70 per unit for the first quarter of 2003. On July 28, 2003, Valero L.P. declared a quarterly cash distribution of $0.75 per unit for the second quarter of 2003, which is payable on August 14, 2003 to holders of record on August 5, 2003. The 1,236,250 common units issued in the August 2003 common unit offering are not eligible to receive a distribution related to the second quarter of 2003.

       Capital Requirements
The petroleum pipeline and storage industry is capital-intensive, requiring significant investments to maintain, upgrade or enhance existing operations and to comply with environmental and safety regulations. The Partnership's capital expenditures consist primarily of:

     o reliability capital expenditures (formerly referred to as maintenance capital expenditures), such as those required to maintain equipment reliability and safety and to address environmental and safety regulations; and

     o expansion capital expenditures, such as those to expand and upgrade pipeline capacity and to construct new pipelines, terminals and storage tanks. In addition, expansion capital expenditures may include acquisitions of pipeline, terminal or storage tank assets.

During the six months ended June 30, 2003, the Partnership incurred reliability capital expenditures of $2.6 million primarily related to tank and pipeline pump station upgrades at numerous locations. Expansion capital expenditures of $5.2 million during the six months ended June 30, 2003 were related to modifications of the Albuquerque refined product terminal, the addition of new pumps on the Wichita Falls to McKee crude oil pipeline and initial construction of the Nuevo Laredo pipeline and propane terminal.

For the remainder of 2003, the Partnership expects to incur approximately $17 million of capital expenditures including approximately $5 million for reliability capital expenditures and approximately $12 million for expansion capital expenditures, including a refined product pipeline from Laredo, Texas to Nuevo Laredo, Mexico and a propane terminal in Nuevo Laredo. The Partnership expects to fund its capital expenditures from cash provided by operations and to the extent necessary, from proceeds of borrowings under the revolving credit facility or debt and equity offerings.

Acquisitions during the six months of 2003 include the January 7, 2003 purchase of an asphalt terminal from Telfer for $15.1 million, the March 18, 2003 purchases of the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks from Valero Energy for a total of $350.0 million and the May 1, 2003 purchase of Shell's interest in the Amarillo to Abernathy and the Abernathy to Lubbock refined product pipelines for $1.6 million. Acquisitions during the first six months of 2002 represent the February 1, 2002 purchase, under a purchase option included in the Omnibus Agreement, of the Wichita Falls crude oil pipeline and storage facilities from Valero Energy for $64.0 million, which was funded with proceeds under the revolving credit facility.

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

       Environmental, Health and Safety
The Partnership is subject to extensive federal, state and local environmental and safety laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures, pipeline integrity and operator qualifications. Because environmental and safety laws and regulations are becoming more complex and stringent and new environmental and safety laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental, health and safety matters is expected to increase.

Valero Energy has agreed to indemnify the Partnership, for a period of approximately 10 years, for pre-acquisition environmental damage related to assets transferred or otherwise acquired by the Partnership from Valero Energy. These indemnifications do not include liabilities that result from a change in environmental law subsequent to acquisition. As an operator or owner of the assets, the Partnership could be held liable for pre-acquisition environmental damage should Valero Energy be unable to fulfill its obligation. However, the Partnership believes that such a situation is remote given Valero Energy's financial condition. As of June 30, 2003, the Partnership is not aware of any material environmental liabilities that were not covered by the environmental indemnifications.

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

Borrowings under the revolving credit facility expose the Partnership to increases in the benchmark interest rate underlying its variable-rate revolving credit facility. As of June 30, 2003, the Partnership's fixed-rate debt consisted of the 6.05% senior notes, the 6.875% senior notes and the 8.0% Port of Corpus Christi Authority note payable.

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

                                                                          June 30, 2003
                              ---------------------------------------------------------------------------------------------
                                                        Expected Maturity Dates
                              --------------------------------------------------------------------------
                                                                                               There-                       Fair
                                   2003       2004        2005       2006        2007          after          Total         Value
                                   ----       ----        ----       ----        ----          -----          -----         -----
                                                        (in thousands, except interest rates)
Long-term Debt:
 Fixed rate..................     $ 449      $ 485       $ 524     $ 566        $ 611       $ 357,025      $ 359,660     $ 384,403
   Average interest rate.....       8.0%       8.0%        8.0%      8.0%         8.0%            6.3%           6.3%
 Variable rate...............     $   -      $   -       $   -     $   -        $   -       $       -      $       -     $       -
   Average interest rate.....         -          -           -         -            -               -              -

Interest Rate Swaps
 Fixed to Variable:
  Notional amount............     $   -      $   -       $   -     $   -        $   -       $ 167,500      $ 167,500       $ 6,536
   Average pay rate..........       2.9%       3.4%        4.4%      5.2%         6.1%            6.8%           5.8%
   Average receive rate......       6.3%       6.3%        6.3%      6.3%         6.3%            6.4%           6.4%


                                                                           December 31, 2002
                                 ------------------------------------------------------------------------------------------
                                                           Expected Maturity Dates
                                 -----------------------------------------------------------------------
                                                                                               There-                       Fair
                                   2003       2004        2005       2006        2007          after          Total         Value
                                   ----       ----        ----       ----        ----          -----          -----         -----
                                                         (in thousands, except interest rates)
Long-term Debt:
 Fixed rate...................    $ 747      $ 485       $ 524     $ 566        $ 611       $ 107,025      $ 109,958     $ 109,922
   Average interest rate......      8.0%       8.0%        8.0%      8.0%         8.0%            6.9 %          7.0%
 Variable rate................    $   -      $   -       $   -     $   -        $   -       $       -         $    -     $       -
   Average interest rate......        -          -           -         -            -               -              -

Prior to 2003, the Partnership did not engage in interest rate hedging transactions.


Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures.

     The principal executive officer and principal financial officer of Valero GP, LLC have evaluated Valero L.P.'s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, these officers concluded that the design and operation of Valero L.P.'s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Valero L.P. in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     (b)  Changes in internal control over financial reporting.

     Therehave been no significant changes in Valero L.P.'s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during Valero L.P.'s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Valero L.P.'s internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On July 10, 2003, Valero Logistics closed on the exchange of the outstanding $250.0 million 6.05% senior notes that were not registered under the Securities Act of 1933 for $250.0 million of 6.05% senior notes that have been registered under the Securities Act of 1933. Accordingly, the new 6.05% senior notes are freely transferable.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits


       Exhibit 12.1  Statement of Computation  of  Ratio of  Earnings  to Fixed
                     Charges


       Exhibit 31.1 Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)


       Exhibit 32.1 Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(b)   Reports on Form 8-K

     (i) On April 2, 2003, Valero L.P. filed a Current Report on Form 8-K dated March 18, 2003 reporting Item 2 (Acquisition or Disposition of Assets) in connection with Valero L.P.'s acquisition of (a) 58 crude oil storage tanks with an aggregate storage capacity of approximately 11.0 million barrels for $200.0 million and (b) the Valero South Texas Pipelines and Terminals Business consisting of three pipeline systems with an aggregate throughput capacity of 171,100 barrels per day for $150.0 million. Filed in Item 7 (Financial Statements and Exhibits) of the Form 8-K were (1) audited financial statements for the Valero South Texas Pipeline and Terminal Business as of and for the year ended December 31, 2002, and (2) pro forma financial statements for Valero L.P. and subsidiaries as of and for the year ended December 31, 2002 that give effect to the acquisition of the Valero South Texas Pipeline and Terminal Business.

     (ii) On April 21, 2003, Valero L.P. furnished pursuant to Regulation FD a Current Report on Form 8-K dated April 21, 2003 reporting Item 12 (under Item 9 for EDGAR System purposes) and furnishing a copy of Valero L.P.'s press release relating to its earnings announcement for the first quarter of 2003. Financial statements were not filed with this report.

     (iii) On June 12, 2003, Valero L.P. furnished pursuant to Regulation FD a Current Report on Form 8-K dated June 12, 2003 reporting Item 9 and furnishing a copy of a slide presentation made by Valero L.P.'s management to analysts and investors in June 2003 at the Lehman Brothers Fixed Income Conference in Houston, Texas. Financial statements were not filed with this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VALERO L.P.
(Registrant)
By: Riverwalk Logistics, L.P., its general partner
       By: Valero GP, LLC, its general partner


By:          /s/ Curtis V. Anastasio
         -------------------------------
         (Curtis V. Anastasio)
         President and Chief Executive Officer
         August 13, 2003

By:          /s/ Steven A. Blank
         -------------------------------
         (Steven A. Blank)
         Senior Vice President and Chief Financial Officer
         August 13, 2003

By:          /s/ Clayton E. Killinger
         -------------------------------
         (Clayton E. Killinger)
         Vice President and Controller
         August 13, 2003