Form 10-Q
period 2003-09-30
VALERO L P
filed 2003-11-14
CIK 1110805

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                For the quarterly period ended September 30, 2003

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


The number of common units outstanding as of October 31, 2003 was 13,442,072.




================================================================================

                          VALERO L.P. AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

           Consolidated Balance Sheets as of September 30, 2003 and
             December 31, 2002...............................................  2

           Consolidated Statements of Income for the Three and Nine Months
             Ended September 30, 2003 and 2002...............................  3

           Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 2003 and 2002.....................................  4

           Notes to Consolidated Financial Statements........................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 32

Item 4.  Controls and Procedures............................................. 33

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................  33

         Signatures.........................................................  35

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          VALERO L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (unaudited, in thousands)

                                                    September 30,   December 31,
                                                         2003           2002
                                                         ----           ----
                     Assets
Current assets:
   Cash and cash equivalents....................      $  15,289       $  33,533
   Receivable from Valero Energy................         17,701           8,482
   Accounts receivable..........................          2,502           1,502
  Other current assets..........................          1,472             177
                                                        -------         -------
      Total current assets......................         36,964          43,694
                                                        -------         -------

Property, plant and equipment...................        913,460         486,939
Less accumulated depreciation and amortization..       (156,309)       (137,663)
                                                        -------         -------
   Property, plant and equipment, net...........        757,151         349,276
Goodwill........................................          4,715           4,715
Investment in Skelly-Belvieu Pipeline Company...         15,856          16,090
Other noncurrent assets, net....................          4,088           1,733
                                                        -------         -------
    Total assets................................      $ 818,774       $ 415,508
                                                        =======         =======

            Liabilities and Partners' Equity
Current liabilities:
   Current portion of long-term debt............      $     449       $     747
   Accounts payable and accrued liabilities.....         10,792           8,133
   Payable to Valero Energy.....................          6,877               -
   Taxes other than income taxes................          5,044           3,797
                                                        -------         -------
      Total current liabilities.................         23,162          12,677
                                                        -------         -------

Long-term debt, less current portion............        357,646         108,911
Other long-term liabilities.....................            798              25
Commitments and contingencies (see Note 5)

Partners' equity:
   Common units.................................        310,012         170,655
   Subordinated units...........................        117,591         117,042
   General partner's equity.....................          9,565           6,198
                                                        -------         -------
     Total partners' equity.....................        437,168         293,895
                                                        -------         -------
     Total liabilities and partners' equity.....      $ 818,774       $ 415,508
                                                        =======         =======

          See accompanying notes to consolidated financial statements.



                                                   VALERO L.P. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited, in thousands, except unit and per unit data)


                                                                     Three Months Ended               Nine Months Ended
                                                                       September 30,                     September 30,
                                                                       -------------                     -------------
                                                                    2003             2002             2003            2002
                                                                    ----             ----             ----            ----
Revenues...................................................      $ 51,695         $ 32,161        $ 131,053        $ 88,215
                                                                   ------           ------          -------          ------

Costs and expenses:
   Operating expenses......................................        19,445           10,376           47,441          29,125
   General and administrative expenses.....................         1,588            1,783            5,102           5,270
   Depreciation and amortization expense...................         7,135            4,157           18,687          12,388
                                                                   ------           ------          -------          ------
      Total costs and expenses.............................        28,168           16,316           71,230          46,783
                                                                   ------           ------          -------          ------

Operating income...........................................        23,527           15,845           59,823          41,432
  Equity income from Skelly-Belvieu
     Pipeline Company......................................           657              843            1,988           2,365
  Interest expense, net....................................        (4,504)          (1,738)         (11,617)         (3,090)
                                                                   ------           ------          -------          ------

Income before income tax expense...........................        19,680           14,950           50,194          40,707
  Income tax expense.......................................             -                -                -            (395)
                                                                   ------           ------          -------          ------
Net income.................................................      $ 19,680         $ 14,950        $  50,194        $ 40,312
                                                                   ======           ======          =======          ======


Allocation of net income:
  Net income...............................................      $ 19,680         $ 14,950        $  50,194        $ 40,312
  Less net income applicable to the Wichita
    Falls Business for the month ended
    January 31, 2002.......................................             -                -                -            (650)
                                                                   ------           ------          -------          ------
 Net income applicable to the general and limited
    partners' interests....................................        19,680           14,950           50,194          39,662
General partner's interest in net income...................        (1,138)          (1,064)          (2,828)         (1,558)
                                                                   ------           ------          -------          ------

Limited partners' interest in net income...................      $ 18,542         $ 13,886        $  47,366        $ 38,104
                                                                   ======           ======          =======          ======

Net income per unit applicable to limited partners.........      $   0.82         $   0.72        $    2.23        $   1.98
                                                                     ====             ====             ====            ====

Weighted average number of units outstanding...............    22,477,019       19,253,894       21,256,196      19,249,921
                                                               ==========       ==========       ==========      ==========

Cash distributions per unit applicable to limited partners.      $   0.75         $   0.70        $    2.20        $   2.05
                                                                     ====             ====             ====            ====

                                  See accompanying notes to consolidated financial statements.



                                      VALERO L.P. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited, in thousands)

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                       2003                   2002
                                                                       ----                   ----
Cash Flows from Operating Activities:
Net income ....................................................     $   50,194              $  40,312
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization expense........................         18,687                 12,388
  Equity income from Skelly-Belvieu Pipeline Company...........         (1,988)                (2,365)
  Distributions of equity income from Skelly-Belvieu
    Pipeline Company...........................................          1,988                  2,665
  Provision for deferred income taxes..........................              -                     54
  Changes in operating assets and liabilities:
   Increase in receivable from Valero Energy...................         (9,219)                (1,605)
   (Increase) decrease in accounts receivable..................         (1,000)                 1,329
   Increase in other current assets............................         (1,295)                  (296)
   Increase in accounts payable and accrued liabilities........          2,659                  3,708
   Increase in payable to Valero Energy........................          6,877                      -
   Increase in taxes other than income taxes...................          1,247                  2,796
  Other, net...................................................          2,734                    617
                                                                       -------                 ------
   Net cash provided by operating activities...................         70,884                 59,603
                                                                       -------                 ------

Cash Flows from Investing Activities:
Reliability capital expenditures...............................         (5,302)                (2,834)
Expansion capital expenditures.................................        (10,537)                (1,481)
Acquisitions...................................................       (410,936)               (75,000)
Distributions in excess of equity income from
  Skelly-Belvieu Pipeline Company..............................            234                      -
                                                                       -------                 ------
   Net cash used in investing activities.......................       (426,541)               (79,315)
                                                                       -------                 ------

Cash Flows from Financing Activities:
Proceeds from 6.05% senior note private placement, net of
  discount and issuance costs..................................        247,328                      -
Proceeds from 6.875% senior note offering, net of discount
  and issuance costs...........................................              -                 98,394
Proceeds from other long-term debt borrowings..................         25,000                 75,000
Repayment of long-term debt....................................        (25,298)               (91,046)
Distributions to unitholders and general partner...............        (47,508)               (38,744)
Distributions to Valero Energy and affiliates..................              -                   (512)
General partner contributions, net of redemption...............          2,930                      -
Proceeds from sale of common units to the public, net of
  issuance costs...............................................        269,026                      -
Redemption of common units held by UDS Logistics, LLC..........       (134,065)                     -
                                                                       -------                 ------
   Net cash provided by financing activities...................        337,413                 43,092
                                                                       -------                 ------

Net (decrease) increase in cash and cash equivalents...........        (18,244)                23,380
Cash and cash equivalents as of the beginning of the period....         33,533                  7,796
                                                                       -------                 ------
Cash and cash equivalents as of the end of the period..........     $   15,289              $  31,176
                                                                       =======                 ======

Non-Cash Activities - Adjustment related to the transfer of
the Wichita Falls Business to Valero L.P. by Valero Energy:
     Property, plant and equipment.............................     $        -              $  64,160
     Accrued liabilities and taxes other than income taxes.....              -                   (382)
     Deferred income tax liabilities...........................              -                (13,147)
     Net Valero Energy investment..............................              -                (50,631)


                           See accompanying notes to consolidated financial statements.

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Three and Nine Months Ended September 30, 2003 and 2002
                                   (unaudited)

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

As used in this report, the term Partnership may refer, depending on the context, to Valero L.P., Valero Logistics, or both taken as a whole. Riverwalk Logistics, L.P., a wholly owned subsidiary of Valero Energy, is the 2% general partner of Valero L.P. Valero Energy, through various affiliates, is also a limited partner in Valero L.P., resulting in a combined ownership of 45.7% as of September 30, 2003 (see Note 8). The remaining 54.3% limited partnership interest is held by public unitholders.

Valero Energy is an independent refining and marketing company. Its operations consist of 14 refineries with a combined crude oil and other feedstock throughput capacity of approximately 2.1 million barrels per day and an extensive network of company-operated and dealer-operated convenience stores. Valero Energy's refining operations rely on various logistics assets (pipelines, terminals, marine dock facilities, bulk storage facilities, refinery delivery racks and rail car loading equipment) that support its refining and retail operations, including the logistics assets owned and operated by the
Partnership. Valero Energy markets the refined products produced at the McKee, Three Rivers, Ardmore, Corpus Christi East, Corpus Christi West, Texas City and Benicia refineries primarily in Texas, Oklahoma, Colorado, New Mexico, Arizona, California and several other mid-continent states through a network of company-operated and dealer-operated convenience stores, as well as through other wholesale and spot market sales and exchange agreements.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the 2003 presentation.

Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements as of that date and does not include the balances of the acquisitions discussed in Note 3. These consolidated financial statements should be read along with the audited consolidated financial statements and notes thereto included in Valero L.P.'s Annual Report on Form 10-K for the year ended December 31, 2002.

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

In conjunction with the March 2003 acquisitions discussed in Note 3, the Partnership began charging a filtering fee for jet fuel terminalled at the Hobby Airport terminal, and began charging a throughput fee for each barrel of crude oil and intermediate feedstocks received by the Corpus Christi West refinery, the Texas City refinery and the Benicia refinery representing the type of feedstock stored in the crude oil storage tank assets that were acquired from Valero Energy.

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

FIN 46 was applicable to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtained an interest after that date. However, for VIEs created before February 1, 2003, FIN 46 first became applicable as of the first fiscal year or interim period beginning after June 15, 2003. In October 2003, the FASB issued FASB Staff Position No. 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which deferred the applicable implementation date of FIN 46 for VIEs created before February 1, 2003 from the third quarter to the fourth quarter of 2003. The Partnership holds a variable interest in a VIE that was created prior to February 1, 2003, but it has not obtained any new variable interests during the nine months ended September 30, 2003. As such, FIN 46 first applies to the Partnership effective December 31, 2003, versus July 1, 2003 as previously reported.

As of September  30,  2003,  the  Partnership  participates  in a joint  venture
(Skelly-Belvieu Pipeline Company, LLC) with ConocoPhillips, and the Partnership's share of this joint venture is 50%. The joint venture owns and operates a refined product pipeline that is only used by each venture partner. The joint venture was created by a contribution of capital from each partner in the form of cash and/or property equal to its proportional share in the venture. In addition, each venture partner shares in all profits and losses equal to its proportional share in the venture, and there are no limits on the exposure to losses or on the ability to share in returns. The Partnership provides management services to the joint venture for which it receives an administrative fee. The Partnership does not control this joint venture, and it records its proportional share of the venture's operating results using the equity method. Under FIN 46, the Partnership's joint venture interest and its other contractual relationships with the joint venture represent variable interests in the joint venture; however, the Partnership is not the primary beneficiary of the joint venture. As a result, the Partnership will not consolidate the joint venture, but will continue to account for its joint venture interest under the equity method.

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

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Partnership adopted the provisions of Statement No. 143 effective January 1, 2003 and has determined that it is obligated by contractual or regulatory requirements to remove assets or perform other remediation upon retirement of certain of its assets. Determination of the amounts to be recognized upon adoption is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted risk-free interest rate. However, the fair value of the asset retirement obligation cannot be reasonably estimated as of September 30, 2003, because the settlement dates are indeterminate. The Partnership will record an asset retirement obligation in the periods in which it can reasonably determine the settlement dates. Accordingly, the adoption of Statement No. 143 did not have an impact on the Partnership's financial position or results of operations.

NOTE 2: Equity and Debt Offerings, Redemption of Common Units and Related Transactions

March 2003 Common Unit Offering
On March 18, 2003, Valero L.P. consummated a public offering of common units, selling 5,750,000 common units to the public at $36.75 per unit, before underwriters' discount of $1.56 per unit. Net proceeds were $202.3 million, or $35.19 per unit, before offering expenses of $2.0 million. In order to maintain a 2% general partner interest, Riverwalk Logistics, L.P. contributed $4.3 million to Valero L.P. The net proceeds of the common unit offering and the general partner contribution were primarily used to fund the acquisition of the Crude Oil Storage Tanks (see Note 3).

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

Private Placement of 6.05% Senior Notes and Revolving Credit Facility
Also on March 18, 2003, concurrent with the closing of the common unit offering, Valero Logistics issued, in a private placement, $250.0 million of 6.05% senior notes, due March 2013, at a price of 99.719% before consideration of debt issuance costs of $2.0 million. In addition, Valero Logistics borrowed $25.0 million under its amended $175.0 million revolving credit facility. The net proceeds from the 6.05% senior notes and borrowings under the revolving credit facility were used to redeem common units held by an affiliate of Valero Energy, redeem a related portion of the general partner interest and partially fund the acquisition of the South Texas Pipelines and Terminals (see Note 3).

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

Summary
The net proceeds from the March 2003 common unit offering (including the over-allotment option exercise), the private placement of 6.05% senior notes and the borrowings under the revolving credit facility were used to redeem common units held by UDS Logistics, LLC and acquire the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks from Valero Energy.

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

August 2003 Common Unit Offering
On August 11, 2003, Valero L.P. consummated a public offering of common units, selling 1,236,250 common units, which included 161,250 common units related to the underwriter's over-allotment option, to the public at $41.15 per unit, before underwriter's discount of $1.85 per unit. Net proceeds were $48.6 million, or $39.30 per unit, before offering expenses of $0.3 million. In order to maintain its 2% general partner interest, Riverwalk Logistics, L.P.
contributed $1.0 million to Valero L.P. The net proceeds of the common unit offering and the general partner contribution were primarily used to fund the acquisitions of the Southlake refined product pipeline and the Paulsboro refined product terminal (see Note 3). Primarily as a result of this common unit offering, Valero Energy now owns 45.7% of Valero L.P., including the 2% general partner interest.

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

South Texas Pipelines and Terminals
On March 18, 2003, Valero Energy contributed a South Texas pipeline system to the Partnership for $150.0 million, excluding transaction costs. The South Texas pipeline system is comprised of the Houston pipeline system, the Valley pipeline system and the San Antonio pipeline system (together referred to as the South Texas Pipelines and Terminals) as follows:

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Pro Forma Financial Information
The following unaudited pro forma financial information assumes that the South Texas Pipelines and Terminals acquisition was funded with $111.0 million of net proceeds from the issuance of the 6.05% senior notes, $25.0 million of borrowings under the revolving credit facility, $6.7 million of net proceeds from the issuance of 185,422 common units and the related general partner capital contribution and $7.3 million of available cash. The unaudited pro forma financial information for the nine months ended September 30, 2003 and 2002, assumes that the transaction occurred on January 1, 2003 and 2002, respectively.

                                                   Nine Months Ended
                                                     September 30,
                                                     -------------
                                                 2003              2002
                                                 ----              ----
                                                     (in thousands)

      Revenues............................... $ 136,897        $ 108,774
      Operating income.......................    61,813           46,094
      Net income.............................    50,530           39,345
      Net income per unit applicable to
        limited partners.....................      2.24             1.91


Crude Oil Storage Tanks
On March 18, 2003, Valero Energy contributed 58 crude oil storage tanks and related assets (the Crude Oil Storage Tanks) to the Partnership for $200.0 million, excluding transaction costs. The Crude Oil Storage Tanks consist of certain tank shells, foundations, tank valves, tank gauges, pressure equipment, temperature equipment, corrosion protection, leak detection, tank lighting and related equipment located at the following Valero Energy refineries:

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

Shell Pipeline Interest
On May 1, 2003, the Partnership acquired Shell Pipeline Company, LP's (Shell) 28% interest in the Amarillo to Abernathy refined product pipeline and Shell's 46% interest in the Abernathy to Lubbock refined product pipeline for $1.6 million. After this acquisition, the Partnership owns a 67% interest and
ConocoPhillips owns the remaining 33% interest in the Amarillo to Abernathy refined product pipeline and the Partnership owns a 46% interest and ConocoPhillips owns the remaining 54% interest in the Abernathy to Lubbock refined product pipeline.

Southlake Refined Product Pipeline
Effective August 1, 2003, the Partnership acquired the Southlake refined product pipeline from Valero Energy for $29.9 million. The pipeline, which has a capacity of 27,300 barrels per day, is a 375-mile pipeline connecting Valero Energy's McKee refinery to the Partnership's Southlake refined product terminal near Dallas, Texas.

Paulsboro Refined Product Terminal
On September 3, 2003, the Partnership acquired the Paulsboro refined product terminal from ExxonMobil Oil Corporation for $14.1 million. The Paulsboro refined product terminal is located in Paulsboro, New Jersey, next to Valero Energy's Paulsboro refinery. The terminal has a storage capacity of 90,800 barrels.

Purchase Price Allocations
The Telfer, South Texas Pipelines and Terminals, Crude Oil Storage Tanks, Shell pipeline interest, Southlake, and Paulsboro acquisitions were accounted for using the purchase method. The purchase price for each acquisition has been initially allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition based on each asset's anticipated contribution to the Partnership, pending completion of final purchase price allocations.

                                             Property,
                                             plant and    Intangible
                                             equipment      assets        Total
                                             ---------      ------        -----
                                                       (in thousands)
Telfer Asphalt Terminal....................  $  14,807      $ 250      $  15,057
South Texas Pipelines and Terminals........    150,115          -        150,115
Crude Oil Storage Tanks....................    200,198          -        200,198
Shell Pipeline Interest....................      1,600          -          1,600
Southlake Refined Product Pipeline.........     29,911          -         29,911
Paulsboro Refined Product Terminal.........     14,055          -         14,055
                                               -------        ---        -------
     Total Purchase Price Allocations......  $ 410,686      $ 250      $ 410,936
                                               =======        ===        =======

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4: Long-term Debt

Long-term debt consisted of the following:

                                                September 30,       December 31,
                                                    2003                2002
                                                    ----                ----
                                                         (in thousands)

 6.05% senior notes due 2013.................     $ 249,276          $        -
 6.875% senior notes due 2012................        99,159              99,700
 8.0% Port Authority of Corpus Christi
   note payable..............................         9,660               9,958
 Revolving credit facility...................             -                   -
                                                    -------             -------
   Total debt................................       358,095             109,658
 Less current portion........................          (449)               (747)
                                                    -------             -------
   Long-term debt, less current portion......     $ 357,646          $  108,911
                                                    =======             =======

Interest payments totaled $15.4 million and $1.7 million for the nine months ended September 30, 2003 and 2002, respectively.

Valero L.P. has no operations and its only asset is its investment in Valero Logistics, which owns and operates the Partnership's pipelines, terminals and crude oil storage tank assets. Valero L.P. has fully and unconditionally guaranteed the senior notes issued by Valero Logistics and any obligations under Valero Logistics' revolving credit facility.

6.05% Senior Notes
On March 18, 2003, Valero Logistics completed the sale of $250.0 million of 6.05% senior notes due March 15, 2013, issued in a private placement, for total proceeds of $249.3 million, before debt issuance costs. Debt issuance costs of $2.0 million are being amortized into interest expense over the life of the senior notes using the effective interest method. The 6.05% senior notes do not have sinking fund requirements. Interest on the 6.05% senior notes is payable semiannually in arrears on March 15 and September 15 of each year beginning September 15, 2003.

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

                         VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Interest Rate Swaps
During the first four months of 2003, Valero Logistics entered into interest rate swap agreements to manage its exposure to changes in interest rates. The interest rate swap agreements have an aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, the Partnership will receive a fixed rate (6.875% and 6.05% for the $60.0 million and $107.5 million of interest rate swap agreements, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement. As of September 30, 2003, the weighted average effective interest rate for the interest rate swaps was 3.0%. The Partnership accounts for the interest rate swaps as fair value hedges, with changes in the fair value of each swap and the related debt instrument recorded as an adjustment to interest expense in the consolidated statement of income. As of September 30, 2003, the aggregate estimated fair value of the interest rate swaps was $(0.6) million.

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

In connection with the South Texas Pipelines and Terminals acquisition, Valero Energy has agreed to indemnify the Partnership for environmental liabilities that are known as of March 18, 2003 or are discovered within 10 years after March 18, 2003 related to:

o the South Texas Pipelines and Terminals that arose as a result of events occurring or conditions existing prior to March 18, 2003; and

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


o any real or personal property on which the South Texas Pipelines and Terminals are located that arose prior to March 18, 2003.

In connection with the Crude Oil Storage Tanks acquisition, Valero Energy has agreed to indemnify the Partnership for environmental liabilities related to:

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

In connection with the Southlake acquisition, Valero Energy has agreed to indemnify the Partnership for environmental liabilities that are known as of August 1, 2003 or are discovered within 10 years after August 1, 2003 related to:

o the Southlake refined product pipeline that arose as a result of events occurring or conditions existing prior to August 1, 2003; and

o any real or personal property on which the Southlake refined product pipeline is located that arose prior to August 1, 2003.

In connection with the Paulsboro acquisition, ExxonMobil has agreed to indemnify
the  Partnership  for  10  years  from  September  4,  2003  for   environmental
liabilities related to:

o claims asserted by a third party that arose out of ownership or operation of the terminal prior to September 4, 2003; and

o governmental environmental enforcement actions related to the operation of the terminal prior to September 4, 2003.

Additionally,   ExxonMobil   has  agreed  to  indemnify  the   Partnership   for
environmental liabilities in connection with off-site disposal activities performed prior to September 4, 2003.

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

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes transactions with Valero Energy:

                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                           -------------        -------------
                                           2003      2002      2003       2002
                                           ----      ----      ----       ----
                                                     (in thousands)

  Revenues............................  $ 50,727   $ 31,981  $ 129,491  $ 87,783
  Operating expenses...................    7,116      3,686     17,311    10,470
  General and administrative expenses..    1,374      1,490      4,342     4,421


Telfer Terminal Storage and Throughput Agreement
On January 7, 2003, the Partnership and Valero Energy entered into a six-year Terminal Storage and Throughput Agreement pursuant to which Valero Energy agreed to (a) lease the asphalt storage tanks and related equipment for a monthly fee of $0.60 per barrel of storage capacity, (b) move asphalt through the terminal during the term of the agreement for a fee of $1.25 per barrel of throughput with a guaranteed minimum annual throughput of 280,000 barrels, and (c) reimburse the Partnership for certain costs, including utilities.

South Texas Pipelines and Terminals Agreements
In conjunction with the acquisition of the South Texas Pipelines and Terminals, Valero Energy and the Partnership entered into the following agreements:

o Throughput Commitment Agreement pursuant to which Valero Energy agreed, for an initial period of seven years, to (i) transport in the Houston and Valley pipeline systems an aggregate of 40% of the Corpus Christi East and Corpus Christi West refineries, gasoline and distillate production but only if the combined throughput on these pipelines is less than 110,000 barrels per day, (ii) transport in the Pettus to San Antonio refined product pipeline 25% of the Three Rivers refinery gasoline and distillate production and in the Pettus to Corpus Christi refined product pipeline 90% of the Three Rivers refinery raffinate production, (iii) use the Houston asphalt terminal for an aggregate of 7% of the asphalt production of the Corpus Christi East and Corpus Christi West refineries, (iv) use the Edinburg refined product terminal for an aggregate of 7% of the gasoline and distillate production of the Corpus Christi East and Corpus Christi West refineries, but only if the throughput at this terminal is less than 20,000 barrels per day; and (v) use the San Antonio terminal for 75% of the throughput in the Pettus to San Antonio refined product pipeline. In the event Valero Energy does not transport in the pipelines or use the terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, it will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted average tariff rate or terminal fee. Also, Valero Energy agreed to allow the Partnership to increase its tariff to compensate for any revenue shortfall in the event the Partnership has to curtail throughput in the Corpus Christi to Edinburg refined product pipeline as a result of repair and replacement activities.

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

Additionally, Valero Energy has indicated to the Partnership that the segment of the Corpus Christi to Edinburg refined product pipeline that runs approximately 60 miles south from Corpus Christi to Seeligson Station will require repair and, in some places, replacement. Valero Energy has agreed to indemnify the Partnership for any costs the Partnership incurs to repair and replace this segment in excess of $1.5 million; however, the Partnership will be responsible for any costs related to expanding the pipeline.

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Partnership's share of allocated Valero Energy employee benefit plan expenses was $0.8 million and $0.5 million for the three months ended September 30, 2003 and 2002, respectively, and $2.1 million and $1.2 million for the nine months ended September 30, 2003 and 2002, respectively. These employee benefit plan expenses are included in operating expenses with the related payroll costs.

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

On January 24, 2003, under the LTIP, Valero GP, LLC granted 30,000 contractual rights to receive common units and DERs to its eligible recipients, excluding the outside directors. In conjunction with the grant of contractual rights to receive common units under the LTIP, Valero GP, LLC purchased 30,000 newly issued Valero L.P. common units from Valero L.P. for total consideration of $1.1 million. In addition, in March of 2003, Valero GP, LLC settled the previous purchase of 55,250 common units with the payment of $2.3 million.

In January of 2003, one-third of the previously issued 55,250 contractual rights vested and Valero GP, LLC distributed actual Valero L.P. common units to the officers and directors. Certain of the officers and directors settled their tax withholding on the vested common units by delivering 6,491 common units to Valero GP, LLC. In September 2003, 6,666 contractual rights vested and 2,429 vested common units were used to settle the related tax withholding. As of September 30, 2003, Valero GP, LLC owns 69,082 common units of Valero L.P.

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Partnership's share of the LTIP expenses was $0.1 million and $0.2 million for the three months ended September 30, 2003 and 2002, respectively, and $0.4 million and $0.5 million for the nine months ended September 30, 2003 and 2002, respectively. These LTIP expenses are included in general and administrative expenses.

In June of 2003, the Board of Directors of Valero GP, LLC adopted the 2003 Employee Unit Incentive Plan (the UIP) under which Valero GP, LLC may award up to 500,000 common units to employees of Valero GP, LLC or its affiliates, excluding officers and directors of Valero GP, LLC and its affiliates. Awards under the UIP can include unit options, unit appreciation rights, restricted units, performance awards, unit compensation and other unit-based awards.

NOTE 8: Partners' Equity

Outstanding Equity
Prior to the redemption of common units and the common unit offering in March 2003, the exercise of a portion of the underwriters' over-allotment option in April 2003 and the common unit offering in August 2003, Valero Energy, through various affiliates, owned 73.6% of Valero L.P.'s outstanding partners' equity. After giving effect to the redemption of common units, the March and August common unit offerings and the over-allotment option exercise, outstanding partners' equity of Valero L.P. as of September 30, 2003 includes 13,442,072 common units (614,572 of which are held by UDS Logistics, LLC and 69,082 of which are held by Valero GP, LLC), 9,599,322 subordinated units held by UDS Logistics, LLC and a 2% general partner interest held by Riverwalk Logistics, L.P. As a result, Valero Energy now owns 45.7% of Valero L.P., including the 2% general partner interest.

Net Income per Unit Applicable to Limited Partners
The computation of net income per unit applicable to limited partners is based on the weighted-average number of common and subordinated units outstanding during the period. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner's 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding. Basic and diluted net income per unit applicable to limited partners is the same because the Partnership has no potentially dilutive securities outstanding. The Partnership generated sufficient net income such that the amount of net income per unit allocated to common units was equal to the amount allocated to the subordinated units.

Cash Distributions
The Partnership makes quarterly distributions of 100% of its available cash, generally defined as cash receipts less cash disbursements and cash reserves established by the general partner in its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end.

                          VALERO L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                             -------------                 -------------
                                                          2003          2002            2003          2002
                                                          ----          ----            ----          ----
                                                               (in thousands, except per unit data)
      General partner interest........................  $    369      $    282        $  1,036      $    821
      General partner incentive distribution..........       759           339           1,861           763
                                                          ------        ------          ------        ------
        Total general partner distribution............     1,128           621           2,897         1,584
      Limited partners' distributions.................    17,280        13,478          48,898        39,471
                                                          ------        ------          ------        ------
        Total cash distributions......................  $ 18,408      $ 14,099        $ 51,795      $ 41,055
                                                          ======        ======          ======        ======

      Cash distributions per unit applicable to
        limited partners..............................  $   0.75      $   0.70        $   2.20      $   2.05
                                                            ====          ====            ====          ====


NOTE 9: Subsequent Events

Universal Shelf Registration Statement
On October 2, 2003, Valero L.P. and Valero Logistics filed with the Securities and Exchange Commission a $750.0 million universal shelf registration statement covering the issuance of an unspecified amount of common units or debt securities or a combination thereof. Valero L.P. may, in one or more offerings, offer and sell common units representing limited partner interests in Valero L.P. Valero Logistics may, in one or more offerings, offer and sell its debt securities, which will be fully and unconditionally guaranteed by Valero L.P. The universal shelf registration statement was declared effective on October 14, 2003.

Distributions
On October 29, 2003, the Partnership declared a quarterly distribution of $0.75 per unit payable on November 14, 2003 to unitholders of record on November 6, 2003.

Grants of Restricted Units and Unit Options
On October 29, 2003, Valero GP, LLC granted 3,720 contractual rights to receive common units and DERs and 60,625 unit options to certain officers and employees under Valero GP, LLC's various long-term incentive plans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

         This report includes forward-looking statements regarding future events and the future financial performance of the Partnership. All forward-looking statements are based on the Partnership's beliefs as well as assumptions made by and information currently available to the Partnership. Words such as "believes", "expects", "intends", "forecasts", "projects" and similar expressions, identify forward-looking statements. These statements reflect the Partnership's current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

o Any reduction in the quantities of crude oil and refined products transported in the Partnership's pipelines and handled at the Partnership's terminals and storage tanks;
o Any significant decrease in the demand for refined products in the markets served by the Partnership's pipelines and terminals;
o Any material decline in production by any of Valero Energy's McKee, Three Rivers, Corpus Christi East, Corpus Christi West, Texas City, Benicia or Ardmore refineries;
o Any downward pressure on market prices caused by new competing refined product pipelines that could cause Valero Energy to decrease the volumes transported in the Partnership's pipelines;
o Any challenges to the Partnership's tariff rates or changes in the FERC's ratemaking methodology;
o Any material decrease in the supply of or material increase in the price of crude oil available for transport through the Partnership's pipelines and storage tanks;
o Inability to expand the Partnership's business and acquire new assets as well as to attract third party shippers;
o    Conflicts of interest with Valero Energy;
o    Any inability to borrow additional funds;
o Any substantial costs related to environmental and safety risks, including increased costs of compliance;
o    Any change in the credit rating assigned to Valero Logistics' indebtedness;
o    Any change in the credit rating assigned to Valero Energy's indebtedness;
o Any reductions in space allocated to the Partnership in interconnecting third party pipelines;
o    Any material increase in the price of natural gas;
o Terrorist attacks, threats of war or terrorist attacks or political or other disruptions that limit crude oil production; and,
o The Partnership's former use of Arthur Andersen LLP as its independent auditor.

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

Significant Developments in 2003
On January 7, 2003, the Partnership acquired an asphalt terminal located in Pittsburg, California from Telfer for $15.1 million. The statement of income for the nine months ended September 30, 2003 includes the results of operations of the Telfer asphalt terminal from January 7, 2003 through September 30, 2003.

On March 18, 2003, Valero L.P. consummated a public offering of common units resulting in net proceeds of $204.6 million (including the general partner contribution), Valero Logistics issued 6.05% senior notes in a private placement resulting in net proceeds of $247.3 million and Valero Logistics borrowed $25.0 million under its revolving credit facility. A portion of the net proceeds from the 6.05% senior notes were used to redeem 3,809,750 common units owned by UDS Logistics, LLC and a prorata portion of general partner interest for $136.9 million. The remainder of the net proceeds from the 6.05% senior notes, along with the net proceeds from the common unit offering, cash on hand and borrowings under the revolving credit facility were used to pay $350 million related to the contribution by Valero Energy to Valero Logistics of the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks. The statement of income for the nine months ended September 30, 2003 includes the results of operations of the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks from March 19, 2003 through September 30, 2003, and includes the impact of the debt and equity financings related to the above acquisitions and redemption. On April 16, 2003, Valero L.P. closed on the exercise of a portion of the underwriters' over-allotment option, by selling 581,000 additional common units for net proceeds of $20.9 million (including the general partner contribution), which were used to pay down a portion of the outstanding borrowings under the revolving credit facility.

On May 1, 2003, the Partnership acquired Shell's 28% interest in the Amarillo to Abernathy refined product pipeline and Shell's 46% interest in the Abernathy to Lubbock refined product pipeline for $1.6 million. The statement of income for the nine months ended September 30, 2003, includes the results of operations of the additional Shell pipeline interest from May 1, 2003 through September 30, 2003.

Effective August 1, 2003, the Partnership acquired the Southlake refined product pipeline from Valero Energy for $29.9 million. The Southlake refined product pipeline originates at Valero Energy's McKee refinery and ends at the
Partnership's Southlake refined product terminal near Dallas, Texas. The statement of income for the nine months ended September 30, 2003 includes the results of operations of the Southlake refined product pipeline from August 1, 2003 through September 30, 2003.

On August 11, 2003, Valero L.P. closed on a public offering by selling 1,236,250 common units for net proceeds of $49.3 million (including the general partner contribution).

On September 3, 2003, the Partnership acquired a refined product terminal in Paulsboro, New Jersey from ExxonMobil for $14.1 million. The statement of income for the nine months ended September 30, 2003 includes the results of operations of the Paulsboro refined product terminal from September 4, 2003 through September 30, 2003.

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

Results of Operations

Three  Months  Ended  September  30, 2003  Compared   to   Three   Months  Ended
September 30, 2002

The results of operations for the three months ended September 30, 2003 presented in the following table are derived from the consolidated statement of income for Valero L.P. and subsidiaries for the three months ended September 30, 2003, which includes the results of operations of the South Texas Pipelines and Terminals, the Crude Oil Storage Tanks, the Telfer asphalt terminal and the Shell pipeline interest for the full quarter, the results of operations of the Southlake refined product pipeline from August 1, 2003 through September 30, 2003 and the results of operations of the Paulsboro refined product terminal from September 4, 2003 through September 30, 2003. The results of operations for the three months ended September 30, 2002 presented in the following table are derived from the consolidated statement of income for Valero L.P. and subsidiaries for the three months ended September 30, 2002.

  Financial Data:
                                                                    Three Months Ended September 30,
                                                                    --------------------------------
                                                                        2003                2002
                                                                        ----                ----
  Statement of Income Data:                                        (in thousands, except unit and per
                                                                               unit data)
  Revenues........................................................   $  51,695           $  32,161
                                                                        ------              ------
  Costs and expenses:
    Operating expenses............................................      19,445              10,376
    General and administrative expenses...........................       1,588               1,783
    Depreciation and amortization expense.........................       7,135               4,157
                                                                        ------              ------
       Total costs and expenses...................................      28,168              16,316
                                                                        ------              ------

  Operating income................................................      23,527              15,845
    Equity income from Skelly-Belvieu Pipeline Company............         657                 843
    Interest expense, net.........................................      (4,504)             (1,738)
                                                                        ------              ------
  Net income......................................................      19,680              14,950
    Less net income applicable to general partner.................      (1,138)             (1,064)
                                                                        ------              ------
   Net income applicable to the limited partners' interest........   $  18,542           $  13,886
                                                                        ======              ======

   Net income per unit applicable to limited partners.............   $    0.82           $    0.72
                                                                          ====                ====

   Weighted average number of limited partnership units
      outstanding.................................................  22,477,019          19,253,894
                                                                    ==========          ==========

   Earnings before interest, taxes and depreciation and
     amortization (EBITDA) (a)....................................   $  31,319           $  20,845
                                                                        ======              ======

   Distributable cash flow (a)....................................   $  24,089           $  18,003
                                                                        ======              ======

                                                                   September 30,        September 30,
  Balance Sheet Data:                                                   2003                2002
                                                                        ----                ----

   Long-term debt, including current portion (1)..................   $ 358,095           $ 109,769
   Partners' equity (2)...........................................     437,168             292,973
   Debt-to-capitalization ratio (1) / ((1)+(2))...................       45.0%               27.3%


(a) The following is a reconciliation of income before income tax expense to EBITDA and distributable cash flow.


                                                           Three Months Ended
                                                             September 30,
                                                             -------------
                                                            2003         2002
                                                            ----         ----
                                                              (in thousands)

  Income before income tax expense.....................   $ 19,680     $ 14,950
     Plus interest expense, net........................      4,504        1,738
     Plus depreciation and amortization expense........      7,135        4,157
                                                            ------       ------
  EBITDA...............................................     31,319       20,845
    Less equity income from Skelly-Belvieu Pipeline
      Company..........................................       (657)        (843)
    Less interest expense, net.........................     (4,504)      (1,738)
    Less reliability capital expenditures..............     (2,664)      (1,304)
    Plus distributions from Skelly-Belvieu Pipeline
      Company..........................................        595        1,043
                                                            ------       ------
  Distributable cash flow..............................   $ 24,089     $ 18,003
                                                            ======       ======

For a discussion regarding the Partnership's rationale for utilizing the non-GAAP measures of EBITDA and distributable cash flow, please see Valero L.P.'s Annual Report on Form 10-K for the year ended December 31, 2002.

Operating Data:

The following table reflects total throughput, on a barrels per day basis, for the Partnership's crude oil pipelines, refined product pipelines, refined product terminals and crude oil storage tanks for the three months ended September 30, 2003 and 2002. Effective August 1, 2003, the Partnership acquired the Southlake refined product pipeline and on September 3, 2003 the Partnership acquired the Paulsboro refined product terminal. The throughput related to these newly acquired assets included in the table below is calculated based on throughput for the period from date of acquisition through September 30, 2003 divided by the 92 days in the three months ended September 30, 2003.

                                              Three Months Ended September 30,
                                              --------------------------------
                                              2003         2002       % Change
                                              ----         ----       --------
                                               (barrels per day)

  Crude oil pipeline throughput..........    385,181      368,988         4%
                                             =======      =======

  Refined product pipeline throughput....    432,885      310,604        39%
                                             =======      =======

  Refined product terminal throughput....    236,440      177,279        33%
                                             =======      =======

  Crude oil storage tank throughput......    433,921          N/A        N/A
                                             =======


Net income for the three months ended September 30, 2003 was $19.7 million as compared to $15.0 million for the three months ended September 30, 2002. The increase of $4.7 million was primarily attributable to the additional operating income generated from the acquisitions completed in 2003, partially offset by the higher interest cost incurred to fund a portion of the acquisitions. Net income generated by the acquired assets, net of incremental interest costs during the three months ended September 30, 2003, totaled $4.5 million.

Revenues for the three months ended September 30, 2003 were $51.7 million as compared to $32.2 million for the three months ended September 30, 2002, an increase of 61% or $19.5 million. The following discusses significant revenue increases and decreases:

o revenues for the Crude Oil Storage Tanks acquired on March 18, 2003 totaled $8.3 million for the three months ended September 30, 2003;

o revenues for the refined product pipelines increased $6.7 million and throughput increased 39% primarily due to the acquisitions of the South Texas Pipelines and the Southlake refined product pipeline. Revenues for the South Texas Pipelines and the Southlake refined product pipeline were $7.6 million and throughput totaled 133,316 barrels per day during the third quarter of 2003. Partially offsetting the increased revenues related to the acquisitions was a $0.7 million decrease in revenues related to the McKee to Colorado Springs to Denver pipeline resulting from Valero Energy maximizing production at its Denver refinery and lower jet fuel sales by Valero Energy in Denver, resulting in lower throughput in this pipeline;

o revenues for the refined product terminals increased $3.8 million and throughput increased 33% primarily due to the acquisitions of the Telfer asphalt terminal, the South Texas Terminals, and the Paulsboro refined product terminal. Revenues for the above acquisitions were $3.2 million and throughput totaled 57,428 barrels per day for the three months ended September 30, 2003. Revenues for the other refined product terminals, excluding the newly acquired terminals, increased $0.6 million primarily due to an increase in the additive blending fee from $0.04 per barrel to $0.12 per barrel effective January 1, 2003 and a 1% increase in throughput barrels; and

o revenues for the crude oil pipelines increased $0.7 million and throughput increased 4% primarily due to increased revenues for the Ardmore crude oil pipelines and the Corpus Christi to Three Rivers crude oil pipeline.

Operating expenses increased $9.1 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 primarily due to the following items:

o the acquisition of the South Texas Pipelines and Terminals increased operating expenses by $4.3 million;

o the acquisition of the Crude Oil Storage Tanks increased operating expenses by $1.8 million;

o    the acquisitions of the Telfer asphalt terminal,  Southlake refined product
     pipeline  and  Paulsboro  refined  product  terminal  increased   operating
     expenses by $1.2 million;

o chemical expenses related to drag reducing agents and gasoline additives increased $0.6 million as a result of the Partnership purchasing the additives during 2003 versus customers supplying the additives in 2002;

o maintenance expenses increased $0.5 million due primarily to the increased number of pipeline and terminal integrity inspections and repairs performed during 2003; and

o employee benefit expenses increased $0.5 million as a result of higher accruals for incentive compensation due to higher net income and increases in medical and pension costs.

General and administrative expenses were as follows:

                                                         Three Months Ended
                                                            September 30,
                                                            -------------
                                                         2003           2002
                                                         ----           ----
                                                           (in thousands)

   Services agreement..............................    $ 1,300        $ 1,300
   Third party expenses............................        410            677
   Reimbursement from partners on jointly owned
      pipelines....................................       (122)          (194)
                                                         -----          -----
        General and administrative expenses........    $ 1,588        $ 1,783
                                                         =====          =====

General and administrative expenses decreased 11% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 due to lower third party legal and accounting expenses, partially offset by lower reimbursements from partners on jointly owned pipelines as a result of the Partnership's purchase of Shell's interest in the Amarillo to Abernathy and the Abernathy to Lubbock refined product pipelines.

Depreciation and amortization expense increased 72% during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 due to the additional depreciation expense recognized for the acquisitions completed in 2003.

Equity income from Skelly-Belvieu Pipeline Company for the three months ended September 30, 2003 decreased 22% as compared to the three months ended September 30, 2002 due to a 17% decrease in throughput barrels in the Skellytown to Mont Belvieu refined product pipeline. The decrease in throughput is due to both Valero Energy and ConocoPhillips utilizing greater quantities of liquefied petroleum gases (LPGs) to run their North Texas refining operations instead of selling the LPGs to third parties in Mont Belvieu.

Interest expense for the three months ended September 30, 2003 was $4.5 million, net of interest income and capitalized interest of $0.1 million, as compared to $1.7 million of interest expense, net of interest income and capitalized interest of $0.1 million, for the three months ended September 30, 2002.
Interest expense was higher in 2003 due to interest expense related to the $250.0 million of 6.05% senior notes issued in March of 2003. Partially offsetting the higher interest expense in 2003 is the effect of interest rate swaps entered into during the first four months of 2003. The Partnership entered into $167.5 million (notional amount) of interest rate swaps, which effectively convert $167.5 million of fixed-rate debt to variable-rate debt, reducing the effective interest rate on such debt by approximately 3% based on current rates.

Net income applicable to the general partner for both the three months ended September 30, 2003 and 2002 includes the effect of $0.8 million of incentive distributions.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

The results of operations for the nine months ended September 30, 2003 presented in the following table are derived from the consolidated statement of income for Valero L.P. and subsidiaries for the nine months ended September 30, 2003, which includes the results of operations of the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks for the period from March 19, 2003 through September 30, 2003, the Telfer asphalt terminal from January 7, 2003 through
September 30, 2003, the Shell pipeline interest from May 1, 2003 through September 30, 2003, the Southlake refined product pipeline from August 1, 2003 through September 30, 2003 and the Paulsboro refined product terminal from September 4, 2003 through September 30, 2003. The results of operations for the nine months ended September 30, 2002 presented in the following table are derived from the consolidated statement of income for Valero L.P. and subsidiaries for the nine months ended September 30, 2002, which includes the Wichita Falls Business for the month ended January 31, 2002 prior to its actual acquisition on February 1, 2002 and the results of operations of the crude hydrogen pipeline from June 1, 2002 through September 30, 2002.

        Financial Data:
                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                              2003                2002
                                                                              ----                ----
        Statement of Income Data:                                        (in thousands, except unit and per
                                                                                     unit data)
        Revenues........................................................   $ 131,053           $  88,215
                                                                             -------              ------
        Costs and expenses:
          Operating expenses............................................      47,441              29,125
          General and administrative expenses...........................       5,102               5,270
          Depreciation and amortization expense.........................      18,687              12,388
                                                                             -------              ------
             Total costs and expenses...................................      71,230              46,783
                                                                             -------              ------

        Operating income................................................      59,823              41,432
          Equity income from Skelly-Belvieu Pipeline Company............       1,988               2,365
          Interest expense, net.........................................     (11,617)             (3,090)
                                                                             -------              ------
        Income before income tax expense................................      50,194              40,707
          Income tax expense............................................           -                (395)
                                                                             -------              ------
        Net income......................................................      50,194              40,312
          Less net income applicable to general partner.................      (2,828)             (1,558)
          Less net income related to the Wichita Falls Business
              for the month ended January 31, 2002......................           -                (650)
                                                                             -------              ------
         Net income applicable to the limited partners' interest........   $  47,366           $  38,104
                                                                             =======              ======

         Net income per unit applicable to limited partners.............   $    2.23           $    1.98
                                                                                ====                ====

         Weighted average number of limited partnership units
            outstanding.................................................  21,256,196          19,249,921
                                                                          ==========          ==========

        EBITDA (a)......................................................   $  80,498           $  56,185
                                                                              ======              ======

        Distributable cash flow (a).....................................   $  63,813           $  50,561
                                                                              ======              ======

                                                                         September 30,        December 31,
        Balance Sheet Data:                                                   2003                2002
                                                                              ----                ----

         Long-term debt, including current portion (1)..................   $ 358,095           $ 109,658
         Partners' equity (2)...........................................     437,168             293,895
         Debt-to-capitalization ratio (1) / ((1)+(2))...................       45.0%               27.2%


(a) The following is a reconciliation of income before income tax expense to EBITDA and distributable cash flow.

                                                         Nine Months Ended
                                                            September 30,
                                                            -------------
                                                          2003          2002
                                                          ----          ----
                                                            (in thousands)

  Income before income tax expense.................... $ 50,194       $ 40,707
     Plus interest expense, net.......................   11,617          3,090
     Plus depreciation and amortization expense.......   18,687         12,388
                                                         ------         ------
  EBITDA..............................................   80,498         56,185
    Less equity income from Skelly-Belvieu Pipeline
      Company.........................................   (1,988)        (2,365)
    Less interest expense, net........................  (11,617)        (3,090)
    Less reliability capital expenditures.............   (5,302)        (2,834)
    Plus distributions from Skelly-Belvieu Pipeline
      Company.........................................    2,222          2,665
                                                         ------         ------
  Distributable cash flow............................. $ 63,813       $ 50,561
                                                         ======         ======

For a discussion regarding the Partnership's rationale for utilizing the non-GAAP measures of EBITDA and distributable cash flow, please see Valero L.P.'s Annual Report on Form 10-K for the year ended December 31, 2002.

Operating Data:

The following table reflects total throughput, on a barrels per day basis, for the Partnership's crude oil pipelines, refined product pipelines, refined product terminals and crude oil storage tanks for the nine months ended September 30, 2003 and 2002. During 2003, the Partnership has completed several acquisitions as discussed above. The throughput related to these newly acquired assets included in the table below is calculated based on throughput for the period from the date of acquisition through September 30, 2003 divided by the 273 days in the nine months ended September 30, 2003.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                            2003           2002        % Change
                                            ----           ----        --------
                                             (barrels per day)

 Crude oil pipeline throughput.........    355,636        347,518          2%
                                           =======        =======

 Refined product pipeline throughput...    375,945        292,551         29%
                                           =======        =======

 Refined product terminal throughput...    215,925        177,675         22%
                                           =======        =======

 Crude oil storage tank throughput.....    330,192            N/A         N/A
                                           =======


Net income for the nine months ended September 30, 2003 was $50.2 million as compared to $40.3 million for the nine months ended September 30, 2002. The increase of $9.9 million was primarily attributable to the additional operating income generated from the acquisitions completed in 2003, partially offset by the higher interest cost incurred to fund a portion of the acquisitions and higher operating expenses. Net income generated by the acquired assets, net of incremental interest costs during the nine months ended September 30, 2003, totaled $11.1 million.

Revenues for the nine months ended September 30, 2003 were $131.1 million as compared to $88.2 million for the nine months ended September 30, 2002, an increase of 49% or $42.9 million. The following discusses significant revenue increases and decreases:

o revenues for the Crude Oil Storage Tanks from March 19, 2003 through September 30, 2003 totaled $18.3 million;

o revenues for the refined product pipelines increased $12.5 million and throughput increased 29% primarily due to the acquisitions of the South Texas Pipelines on March 18, 2003 and the Southlake refined product pipeline on August 1, 2003. Revenues for the South Texas Pipelines and Southlake refined product pipeline were $14.5 million and throughput totaled 90,913 barrels per day from date of acquisition through September 30, 2003. Partially offsetting the increased revenues related to the acquisitions was a $3.4 million decrease in revenues related to the McKee to Colorado Springs to Denver pipeline resulting from Valero Energy maximizing production at its Denver refinery and lower jet fuel sales by Valero Energy in Denver, resulting in lower throughput in this pipeline;

o revenues for the refined product terminals increased $8.8 million and throughput increased 22% primarily due to the acquisitions of the Telfer asphalt terminal on January 7, 2003, the South Texas Terminals on March 18, 2003 and the Paulsboro refined product terminal on September 3, 2003. Revenues for the Telfer asphalt terminal, the South Texas Terminals and the Paulsboro terminal were $7.4 million and throughput totaled 39,785 barrels per day from the date of acquisition through September 30, 2003. Revenues for the other refined product terminals, excluding the newly acquired terminals, increased $1.4 million primarily due to an increase in the additive blending fee from $0.04 per barrel to $0.12 per barrel effective January 1, 2003, partially offset by a 1% decrease in throughput barrels; and

o revenues for the crude oil pipelines increased $3.2 million primarily due to increased revenues for the Wichita Falls to McKee and the Corpus Christi to Three Rivers crude oil pipelines due to a combined 11% increase in throughput barrels. Revenues and throughput for the Partnership's other crude oil pipelines for the first nine months of 2003 were comparable to the first nine months of 2002 as the impact of the economic-based refinery production cuts made by Valero Energy in the first quarter of 2003, coupled with the Ardmore refinery turnaround in March and April of 2003, offset the economic-based refinery production cuts initiated by Valero Energy in the first nine months of 2002.

Operating expenses increased $18.3 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 primarily due to the following items:

o the acquisition of the South Texas Pipelines and Terminals increased operating expenses by $8.5 million;

o the acquisition of the Crude Oil Storage Tanks increased operating expenses by $3.4 million;

o    the acquisition of the Telfer asphalt  terminal,  Southlake refined product
     pipeline  and  Paulsboro  refined  product  terminal  increased   operating
     expenses by an aggregate of $2.2 million;

o chemical expense related to drag reducing agents and gasoline additives increased $1.4 million as a result of the Partnership purchasing the additives during 2003 versus customers supplying the additives in 2002;

o employee benefit expenses increased $1.0 million as a result of higher accruals for incentive compensation due to higher net income and increases in medical and pension costs; and

o maintenance expenses increased $0.8 million due primarily to the increased number of pipeline and terminal integrity inspections and repairs performed during the first nine months of 2003 as compared to 2002.

General and administrative expenses were as follows:

                                                            Nine Months Ended
                                                              September 30,
                                                              -------------
                                                            2003         2002
                                                            ----         ----
                                                              (in thousands)

   Services agreement...................................  $ 3,900      $ 3,900
   Third party expenses.................................    1,598        1,839
   General and administrative expenses related to the
      Wichita Falls Business for the month ended
      January 31, 2002..................................        -           40
   Reimbursement from partners on jointly owned
      pipelines.........................................     (396)        (509)
                                                            -----        -----
        General and administrative expenses.............  $ 5,102      $ 5,270
                                                            =====        =====

General and administrative expenses decreased 3% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 due primarily to a decrease in general and administrative costs from third parties, partially offset by lower reimbursements from partners on jointly owned pipelines as a result of the Partnership's purchase of Shell's interest in the Amarillo to Abernathy and the Abernathy to Lubbock refined product pipelines.

Depreciation and amortization expense increased by 51% during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 due primarily to the acquisitions completed in 2003.

Equity income from Skelly-Belvieu Pipeline Company for the nine months ended September 30, 2003 decreased 16% as compared to the nine months ended September 30, 2002 due to a 10% decrease in throughput barrels in the Skellytown to Mont Belvieu refined product pipeline. The decrease in throughput is due to both Valero Energy and ConocoPhillips utilizing greater quantities of LPGs to run their North Texas refining operations instead of selling the LPGs to third parties in Mont Belvieu.

Interest expense for the nine months ended September 30, 2003 was $11.6 million, net of interest income and capitalized interest of $0.2 million, as compared to $3.1 million of interest expense, net of interest income and capitalized interest of $0.2 million, for the nine months ended September 30, 2002. Interest expense was higher in 2003 due to interest expense related to the $100.0 million of 6.875% senior notes issued in July of 2002 and the $250.0 million of 6.05% senior notes issued in March of 2003. Partially offsetting the higher interest expense in 2003 is the effect of interest rate swaps entered into during the first four months of 2003. The Partnership entered into $167.5 million (notional amount) of interest rate swaps, which effectively convert $167.5 million of fixed-rate debt to variable-rate debt, reducing the effective interest rate on such debt by approximately 3% based on current rates.

Income tax expense for the nine months ended September 30, 2002 represents income tax expense incurred by the Wichita Falls Business during the month ended January 31, 2002, prior to the transfer of the Wichita Falls Business to the Partnership.

Net income for the nine months ended September 30, 2002 includes $0.7 million of net income related to the Wichita Falls Business for the month ended January 31, 2002, which was allocated entirely to the general partner. Net income applicable to the general partner for the nine months ended September 30, 2003 and 2002 includes the effect of $1.9 million and $0.8 million, respectively, of incentive distributions.

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

         Amended Revolving Credit Facility
On March 6, 2003, Valero Logistics amended its revolving credit facility, increasing its credit limit to $175.0 million. On March 18, 2003, Valero Logistics borrowed $25.0 million under the revolving credit facility to partially fund the purchase of the South Texas Pipelines and Terminals from Valero Energy, which borrowings were repaid during the second quarter of 2003 primarily with the proceeds from the underwriters' exercise of a portion of the over-allotment option associated with the March 2003 common unit offering. The revolving credit facility expires on January 15, 2006. At Valero Logistics' option, borrowings under the revolving credit facility bear interest based on either an alternative base rate or LIBOR. Valero Logistics also incurs a facility fee on the aggregate commitments of lenders under the revolving credit facility, whether used or unused. Borrowings under the revolving credit facility may be used for working capital and general partnership purposes; however, borrowings to fund distributions to unitholders are limited to $40.0 million. All borrowings designated as borrowings subject to the $40.0 million sublimit must be reduced to zero for a period of at least 15 consecutive days during each fiscal year. The revolving credit facility also allows Valero Logistics to issue letters of credit for an aggregate of $75.0 million.

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

         Common Unit Offerings
On March 18, 2003, Valero L.P. closed on a public offering of 5,750,000 common units at a price of $36.75 per unit, before underwriters' discount of $1.56 per unit, for net proceeds of $202.3 million before offering expenses of $2.0 million. In order to maintain its 2% general partner interest, Riverwalk Logistics, L.P. made a $4.3 million general partner contribution. The Partnership used the net proceeds of the common unit offering and the general partner contribution primarily to fund the acquisition of the Crude Oil Storage Tanks. On April 16, 2003, Valero L.P. closed on the exercise of a portion of the underwriters' over-allotment option, by selling 581,000 common units at $35.19 per unit, net of underwriters' discount. Net proceeds from this sale of $20.4 million, combined with a $0.5 million contribution from Riverwalk Logistics, L.P. to maintain its 2% general partner interest, were used to pay down the outstanding balance due under the revolving credit facility.

On August 11, 2003, Valero L.P. closed on a public offering of 1,236,250 common units, which included 161,250 common units related to an over-allotment option, at a price of $41.15 per unit, before underwriter's discount of $1.85 per unit, for net proceeds of $48.6 million before offering expenses of $0.3 million. In order to maintain its 2% general partner interest, Riverwalk Logistics, L.P. made a $1.0 million general partner contribution. The Partnership used the net proceeds of this common unit offering and general partner contribution primarily to fund the acquisitions of the Southlake refined product pipeline and the Paulsboro refined product terminal. Primarily as a result of this common unit offering, Valero Energy's ownership of Valero L.P. has been reduced to 45.7%, including the 2% general partner interest.

         Shelf Registration Statement
On October 2, 2003, Valero L.P. and Valero Logistics filed a $750.0 million universal shelf registration statement with the Securities and Exchange Commission covering the issuance of an unspecified amount of common units or debt securities or a combination thereof. Valero L.P. may, in one or more offerings, offer and sell common units representing limited partner interests in Valero L.P. Valero Logistics may, in one or more offerings, offer and sell its debt securities, which will be fully and unconditionally guaranteed by Valero L.P.

         Interest Rate Swaps
During the first four months of 2003, Valero Logistics entered into interest rate swap agreements to manage its exposure to changes in interest rates. The interest rate swap agreements have an aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, the Partnership will receive the fixed rate (6.875% and 6.05%, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement. The Partnership accounts for the interest rate swaps as fair value hedges, with changes in the fair value of each swap and the related debt instrument recorded as an adjustment to interest expense in the consolidated statement of income.

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

The following table reflects the allocation of the total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

                                                           Nine Months Ended
                                                             September 30,
                                                             -------------
                                                          2003           2002
                                                          ----           ----
                                                         (in thousands, except
                                                             per unit data)

  General partner interest............................  $  1,036       $    821
  General partner incentive distribution..............     1,861            763
                                                          ------         ------
    Total general partner distribution................     2,897          1,584
  Limited partners' distributions.....................    48,898         39,471
                                                          ------         ------
    Total cash distributions..........................  $ 51,795       $ 41,055
                                                          ======         ======

  Cash distributions per unit applicable to limited
    partners..........................................  $   2.20       $   2.05
                                                            ====           ====

On August 14, 2003, Valero L.P. paid a quarterly cash distribution of $0.75 per unit for the second quarter of 2003. On October 29, 2003, Valero L.P. declared a quarterly cash distribution of $0.75 per unit for the third quarter of 2003, which is payable on November 14, 2003 to holders of record on November 6, 2003.

         Capital Requirements
The petroleum pipeline and storage industry is capital-intensive, requiring significant investments to maintain, upgrade or enhance existing operations and to comply with environmental and safety laws and regulations. The Partnership's capital expenditures consist primarily of:

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

During the nine months ended September 30, 2003, the Partnership incurred reliability capital expenditures of $5.3 million primarily related to tank and pipeline pump station upgrades at numerous locations and a terminal system automation project. Expansion capital expenditures of $10.5 million during the nine months ended September 30, 2003 were related to modifications of the Albuquerque refined product terminal, the addition of new pumps on the Wichita Falls to McKee crude oil pipeline and construction of the Nuevo Laredo pipeline and propane terminal.

For the remainder of 2003, the Partnership expects to incur approximately $10.1 million of capital expenditures including approximately $4.4 million for reliability capital expenditures and approximately $5.7 million for expansion capital expenditures, including a refined product pipeline from Laredo, Texas to Nuevo Laredo, Mexico and a propane terminal in Nuevo Laredo. The Partnership expects to fund its capital expenditures from cash provided by operations and to the extent necessary, from proceeds of borrowings under the revolving credit facility or debt and equity offerings.

Acquisitions during the first nine months of 2003 include the January 7, 2003 purchase of an asphalt terminal from Telfer for $15.1 million, the March 18, 2003 purchases of the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks from Valero Energy for a total of $350.0 million, the May 1, 2003 purchase of Shell's interest in the Amarillo to Abernathy and the Abernathy to Lubbock refined product pipelines for $1.6 million, the August 1, 2003 purchase of the Southlake refined product pipeline from Valero Energy for $29.9 million and the September 3, 2003 purchase of the Paulsboro refined product terminal from ExxonMobil for $14.1 million. Acquisitions during the first nine months of 2002 represent the February 1, 2002 purchase, under a purchase option included in the Omnibus Agreement, of the Wichita Falls crude oil pipeline and storage facilities from Valero Energy for $64.0 million and the May 29, 2002 acquisition of a crude hydrogen pipeline from Praxair, Inc. for $11.0 million, both of which were funded with proceeds under the revolving credit facility.

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

Valero Energy has agreed to indemnify the Partnership, for a period of approximately 10 years, for pre-acquisition environmental damage related to assets transferred or otherwise acquired by the Partnership from Valero Energy. These indemnifications do not include liabilities that result from a change in environmental law subsequent to acquisition. As an operator or owner of the assets, the Partnership could be held liable for pre-acquisition environmental damage should Valero Energy be unable to fulfill its obligation. However, the Partnership believes that such a situation is remote given Valero Energy's financial condition. As of September 30, 2003, the Partnership is not aware of any material environmental liabilities that were not covered by the environmental indemnifications.

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

Borrowings under the revolving credit facility expose the Partnership to increases in the benchmark interest rate underlying its variable-rate revolving credit facility. As of September 30, 2003, the Partnership's fixed-rate debt consisted of the 6.05% senior notes, the 6.875% senior notes and the 8.0% Port of Corpus Christi Authority note payable.

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

                                                                          September 30, 2003
                                 ---------------------------------------------------------------------------------------------
                                                           Expected Maturity Dates
                                 -----------------------------------------------------------------
                                                                                         There-                     Fair
                                   2003       2004       2005      2006       2007       after        Total         Value
                                   ----       ----       ----      ----       ----       -----        -----         -----
                                                            (in thousands, except interest rates)
Long-term Debt:
   Fixed rate...................   $ 449      $ 485      $ 524     $ 566      $ 611    $ 357,025    $ 359,660    $ 385,505
     Average interest rate......    8.0%       8.0%       8.0%      8.0%       8.0%         6.3%         6.3%
   Variable rate................   $   -      $   -      $   -     $   -      $   -    $       -    $       -    $       -
     Average interest rate......       -          -          -         -          -            -            -

Interest Rate Swaps
  Fixed to Variable:
   Notional amount..............   $   -      $   -      $   -     $   -      $   -    $ 167,500    $ 167,500    $    (624)
     Average pay rate...........    3.0%       3.4%       4.8%      5.8%       6.5%         7.5%         6.3%
     Average receive rate.......    6.3%       6.3%       6.3%      6.3%       6.3%         6.4%         6.4%



                                                                           December 31, 2002
                                 ---------------------------------------------------------------------------------------------
                                                           Expected Maturity Dates
                                 ------------------------------------------------------------------
                                                                                         There-                      Fair
                                   2003       2004       2005      2006       2007        after        Total         Value
                                   ----       ----       ----      ----       ----        -----        -----         -----
                                                          (in thousands, except interest rates)
Long-term Debt:
   Fixed rate...................   $ 747      $ 485      $ 524     $ 566      $ 611     $ 107,025   $ 109,958      $ 109,922
     Average interest rate......    8.0%       8.0%       8.0%      8.0%       8.0%          6.9%        7.0%
   Variable rate................   $   -      $   -      $   -     $   -      $   -     $       -   $       -      $       -
     Average interest rate......       -          -          -         -          -             -           -

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

     There have been no changes in Valero L.P.'s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during Valero L.P.'s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Valero L.P.'s internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


       Exhibit 12.1    Statement of  Computation of Ratio of  Earnings to  Fixed
                       Charges

       Exhibit 31.1 Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)

       Exhibit 32.1    Section  1350   Certifications   (as   adopted   pursuant
                       to  Section  906  of  the Sarbanes-Oxley Act of 2002)

(b)  Reports on Form 8-K

     (i) On July 28, 2003, Valero L.P. furnished a Current Report on Form 8-K dated July 28, 2003 reporting Item 9 and furnishing a copy of Valero L.P.'s press release relating to its earnings announcement for the second quarter of 2003. Financial statements were not filed with this report.

     (ii) On August 4, 2003, Valero L.P. furnished a Current Report on Form 8-K dated August 4, 2003 reporting Item 9 and furnishing a copy of a news release with respect to Valero L.P.'s intention to offer and sell approximately 1,150,000 common units, including common units subject to over-allotments, in an underwritten public offering. Financial statements were not filed with this report.

     (iii) On August 5, 2003, Valero L.P. furnished a Current Report on Form 8-K dated August 5, 2003 reporting Item 9 and furnishing a copy of a slide presentation made by Valero L.P.'s management to analysts and investors in August 2003 during the roadshow presentations related to the sale of 1,236,250 common units to the public. Financial statements were not filed with this report.

     (iv) On August 6, 2003, Valero L.P. furnished a Current Report on Form 8-K dated August 5, 2003 reporting Item 9 and furnishing a copy of the news release with respect to Valero L.P.'s announcement of a public offering of 1,075,000 common units plus an additional 161,250 common units subject to an over-allotment option. Financial statements were not filed with this report.

     (v) On August 6, 2003, Valero L.P. filed a Current Report on Form 8-K dated August 5, 2003 reporting Item 5 (Other Events) in connection with Valero L.P.'s execution of an underwriting agreement for the public offering of up to 1,236,250 common units (including 161,250 common units subject to an over-allotment option) under Valero L.P.'s shelf registration statement. The sales price of the common units was $41.15 per unit with an underwriter discount of $1.85 per unit. Financial statements were not filed with this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VALERO L.P.
(Registrant)
By: Riverwalk Logistics, L.P., its general partner
       By: Valero GP, LLC, its general partner


By:             /s/ Curtis V. Anastasio
         -------------------------------------
         (Curtis V. Anastasio)
         President and Chief Executive Officer
         November 14, 2003

By:             /s/ Steven A. Blank
         -------------------------------------
         (Steven A. Blank)
         Senior Vice President and Chief Financial Officer
         November 14, 2003

By:             /s/ Clayton E. Killinger
         -------------------------------------
         (Clayton E. Killinger)
         Vice President and Controller
         November 14, 2003

                                                                    Exhibit 12.1



                                               VALERO L.P. AND SUBSIDIARIES
                              STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                               (in thousands, except ratio)


                                                 Nine
                                                Months
                                                 Ended
                                              September 30,                  Years Ended December 31,
                                                                             ------------------------
                                                 2003          2002         2001        2000        1999        1998
                                                 ----          ----         ----        ----        ----        ----

Earnings:
Income from continuing operations
  before provision for income taxes and
  income from equity investees                 $ 48,206      $ 52,350     $ 42,694    $ 35,968    $ 65,445    $ 54,910

Add:
     Fixed charges                               12,073         5,492        4,203       5,266         997       1,001
     Amortization of capitalized
       interest                                      40            48           39          34          32          28
     Distributions from Skelly-Belvieu
       Pipeline Company                           2,222         3,590        2,874       4,658       4,238       3,692
Less: Interest capitalized                          (96)         (255)        (298)          -        (115)       (121)
                                                 ------        ------       ------      ------      ------      ------
Total earnings                                 $ 62,445      $ 61,225     $ 49,512    $ 45,926    $ 70,597    $ 59,510
                                                 ======        ======       ======      ======      ======      ======

Fixed charges:
     Interest expense (1)                      $ 11,253      $  4,968     $  3,721    $  5,181    $    777    $    796
     Amortization of debt issuance costs            510           160           90           -           -           -
     Interest capitalized                            96           255          298           -         115         121
     Rental expense interest factor (2)             214           109           94          85         105          84
                                                 ------        ------       ------      ------      ------      ------
       Total fixed charges                     $ 12,073      $  5,492     $  4,203    $  5,266    $    997    $  1,001
                                                 ======        ======       ======      ======      ======      ======

Ratio of earnings to fixed charges                 5.2x         11.1x        11.8x        8.7x       70.8x       59.5x
                                                 ======        ======       ======      ======      ======      ======


(1) The interest expense, net reported in the Partnership's consolidated statements of income for the nine months ended September 30, 2003 and the year ended December 31, 2002 includes interest income of $146,000 and $248,000, respectively.

(2) The interest portion of rental expense represents one-third of rents, which is deemed representative of the interest portion of rental expense.

                                                                    Exhibit 31.1

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Curtis V. Anastasio, the principal executive officer of Valero GP, LLC, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Valero L.P.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b)  Any  fraud,  whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  November 14, 2003

/s/ Curtis V. Anastasio
-----------------------
Curtis V. Anastasio
President, Chief Executive Officer and Director

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Steven A. Blank, the principal financial officer of Valero GP, LLC, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Valero L.P.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report; and

                  (c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b)  Any  fraud,  whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  November 14, 2003

/s/ Steven A. Blank
-------------------
Steven A. Blank
Senior Vice President and Chief Financial Officer

                                                                    Exhibit 32.1


                       CERTIFICATION PURSUANT TO 18 U.S.C.
                      SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Valero L.P. on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Curtis V. Anastasio, President, Chief Executive Officer and Director of Valero GP, LLC hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Valero L.P.

/s/ Curtis V. Anastasio
-----------------------
Curtis V. Anastasio
President, Chief Executive Officer and Director
November 14, 2003


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

                       CERTIFICATION PURSUANT TO 18 U.S.C.
                      SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Valero L.P. on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Steven A. Blank, Senior Vice President and Chief Financial Officer of Valero GP, LLC hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Valero L.P.

/s/ Steven A. Blank
-------------------
Steven A. Blank
Senior Vice President and Chief Financial Officer
November 14, 2003


A signed original of the written statement required by Section 906 has been provided to Valero L.P. and will be retained by Valero L.P. and furnished to the Securities and Exchange Commission or its staff upon request.