Form 10-K
period 2003-12-31
VALERO L P
filed 2004-03-12
CIK 1110805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-16417

VALERO L.P.

(Exact name of registrant as specified in its charter)

Delaware	74-2956831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2003, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common units held by non-affiliates based on the last sales price as quoted on the New York Stock Exchange was $500.6 million.

The number of common and subordinated units outstanding as of February 1, 2004 was 13,442,072 and 9,599,322, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero L.P.’s current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect Valero L.P.’s current views with regard to future events and are subject to various risks, uncertainties and assumptions, including:

•	Any reduction in the quantities of crude oil and refined products transported in Valero L.P.’s pipelines or handled at Valero L.P.’s terminals and storage tanks;

•	Any significant decrease in the demand for refined products in the markets served by Valero L.P.’s pipelines and terminals;

•	Any material decline in production by any of Valero Energy’s (as defined below) McKee, Three Rivers, Corpus Christi East, Corpus Christi West, Texas City, Paulsboro, Benicia or Ardmore refineries;

•	Any downward pressure on market prices caused by new competing refined product pipelines that could cause Valero Energy to decrease the volumes transported in Valero L.P.’s pipelines;

•	Any challenges to Valero L.P.’s tariff rates or changes in the FERC’s ratemaking methodology;

•	Any changes in laws and regulations to which Valero L.P. is subject, including federal, state and local tax laws, safety, environmental and employment laws;

•	Overall economic conditions;

•	Any material decrease in the supply of or material increase in the price of crude oil available for transport through Valero L.P.’s pipelines and storage in Valero L.P.’s storage tanks;

•	Inability to expand Valero L.P.’s business and acquire new assets as well as to attract third party shippers;

•	Conflicts of interest with Valero Energy;

•	The loss of Valero Energy as a customer or a significant reduction in its current level of throughput and storage with Valero L.P.;

•	Any inability to borrow additional funds;

•	Any substantial costs related to environmental risks, including increased costs of compliance;

•	Any change in the credit ratings assigned to Valero Logistics’ (as defined below) indebtedness;

•	Any change in the credit rating assigned to Valero Energy’s indebtedness;

•	Any reductions in space allocated to Valero L.P. in interconnecting third party pipelines;

•	Any material increase in the price of natural gas;

•	Terrorist attacks, threats of war or terrorist attacks or political or other disruptions that limit crude oil production; and

•	Accidents or unscheduled shutdowns affecting Valero L.P.’s pipelines, terminals, machinery, or equipment, or those of Valero Energy.

If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, Valero L.P.’s actual results may vary materially from those described in any forward-looking statement. Readers are cautioned not to place undue reliance on this forward-looking information, which is as of the date of the Form 10-K. Valero L.P. does not intend to update these statements unless it is required by the securities laws to do so, and it undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

ITEMS 1. & 2. BUSINESS AND PROPERTIES

Valero L.P.1 is a Delaware limited partnership formed in 1999 that completed its initial public offering of common units on April 16, 2001. Valero L.P.’s common units are traded on the New York Stock Exchange under the symbol “VLI.” Valero L.P.’s principal executive offices are located at One Valero Place, San Antonio, Texas 78212 and its telephone number is (210) 370-2000.

When used in this report, the terms “Valero L.P.” may refer, depending on the context, to Valero L.P., to one or more of its consolidated subsidiaries, or to all of them taken as a whole. Valero L.P.’s operations are conducted through a subsidiary entity, Valero Logistics Operations, L.P. (Valero Logistics). Valero L.P.’s operations are controlled and managed by Valero GP, LLC, the general partner of its general partner, Riverwalk Logistics, L.P. (Riverwalk Logistics), an indirect wholly owned subsidiary of Valero Energy Corporation. Valero Energy Corporation, a publicly traded Delaware corporation (New York Stock Exchange symbol “VLO”), also currently owns an aggregate 43.7% limited partner interest in Valero L.P. As used in this report, the term “Valero Energy” may refer, depending on the context, to Valero Energy Corporation, to one or more of its consolidated subsidiaries or to all of them taken as a whole, but excludes Valero L.P. and its subsidiaries.

Valero L.P.’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge on Valero L.P.’s website at http://www.valerolp.com as soon as reasonably practicable after Valero L.P. files such material with, or furnishes it to, the Securities and Exchange Commission (SEC).

Valero L.P. generates revenue by charging tariffs for transporting crude oil and refined products through its pipelines and by charging a fee for use of its terminals and the services provided by its crude oil storage tanks. Valero L.P.’s primary customer for its crude oil pipelines, refined product pipelines, refined product terminals and crude oil storage tank operations is Valero Energy, which accounted for 98% of Valero L.P.’s $181.5 million in revenues for the year ended December 31, 2003. Valero Energy is discussed further in this Item under the caption “Valero L.P.’s Relationship with Valero Energy.” Valero L.P.’s assets support eight of Valero Energy’s refineries, including the McKee, Three Rivers, Texas City, Corpus Christi East and Corpus Christ West refineries in Texas, the Paulsboro refinery in New Jersey, the Ardmore refinery in Oklahoma and the Benicia refinery in California.

Valero L.P.’s operations have grown significantly since 2001. Valero L.P.’s net income has increased 51.7% and its revenues have increased 83.6% from the year ended December 31, 2001 to the year ended December 31, 2003.

The term “throughput” as used in this document generally refers to the crude oil or refined product barrels, as applicable, that pass through each pipeline, even if those barrels are also transported in another of Valero L.P.’s pipelines (for which a separate tariff is charged).

SEGMENTS

Valero L.P.’s four reportable business segments are refined product pipelines, crude oil pipelines, crude oil storage tanks and refined product terminals.

[1]	On December 31, 2001, Valero Energy acquired Ultramar Diamond Shamrock Corporation (UDS), the parent company of Shamrock Logistics, L.P. (the name under which Valero L.P. was formed), and on January 1, 2002, Shamrock Logistics, L.P. changed its name to Valero L.P.

REFINED PRODUCT PIPELINES

Valero L.P. has an ownership interest in 23 refined product pipelines with an aggregate length of 3,717 miles. Valero L.P. also owns a 25-mile-long crude hydrogen pipeline. Valero L.P.’s refined product pipelines transport refined products from Valero Energy’s McKee, Three Rivers, Corpus Christi East, Corpus Christi West and Ardmore refineries to Valero L.P.’s terminals or to interconnections with third-party pipelines for distribution in markets in Texas, Oklahoma, Colorado, New Mexico, Arizona and other mid-continent states. The refined products transported in these pipelines include gasoline, distillates (including diesel and jet fuel), natural gas liquids (such as propane and butane), blendstocks and petrochemicals such as toluene, xylene and raffinate. During the year ended December 31, 2003, gasoline and distillates represented approximately 69% and 23%, respectively, of the total throughput in Valero L.P.’s refined product pipelines. Valero L.P. charges tariffs for transporting refined products in its refined product pipelines.

The following table sets forth the average number of barrels of refined products Valero L.P. transported daily through its refined product pipelines, in the aggregate, in each of the years presented.

	Aggregate Throughput Years Ended December 31,
	2003	2002	2001	2000	1999
	(barrels/day)
Refined product	392,145	295,456	308,047	309,803	297,397

The following table sets forth information about each of Valero L.P.’s refined product pipelines. In instances where Valero L.P. owns less than 100% of a pipeline, its ownership percentage is indicated, and the capacity, throughput and capacity utilization information reflects only its ownership interest in these pipelines.

				Year Ended December 31, 2003
Origin and Destination	Length	Ownership	Capacity	Throughput	Capacity Utilization
	(miles)		(barrels/day)	(barrels/day)
McKee to El Paso, TX	408	67%	40,000	38,121	95%
McKee to Colorado Springs, CO (1)	256	100%	52,000	9,365	22%
Colorado Springs, CO to Airport	2	100%	12,000	1,099	9%
Colorado Springs, CO to Denver, CO	101	100%	32,000	2,132	7%
McKee to Denver, CO	321	30%	12,450	10,286	83%
McKee to Amarillo, TX (6”) (1)(2)	49	100%	51,000	30,720	79%
McKee to Amarillo, TX (8”) (1)(2)	49	100%
Amarillo to Abernathy, TX (1)(3)	102	67%	11,733	8,815	75%
Amarillo, TX to Albuquerque, NM	293	50%	17,150	10,874	63%
Abernathy to Lubbock, TX (1)(3)	19	46%	8,029	1,327	17%
McKee to Skellytown, TX	53	100%	52,000	7,605	15%
Skellytown to Mont Belvieu,TX	572	50%	26,000	14,947	57%
McKee to Southlake, TX (3)	375	100%	27,300	9,015	33%
Three Rivers to San Antonio, TX	81	100%	33,600	27,045	80%
Three Rivers to Laredo, TX	98	100%	16,800	14,098	84%
Three Rivers to Corpus Christi, TX	72	100%	15,000	6,537	44%
Three Rivers to Pettus to San Antonio, TX (12”) (3)	103	100%	24,000	21,010	88%
Three Rivers to Pettus to Corpus Christi, TX (8”) (3)	89	100%	15,000	8,483	57%
Ardmore to Wynnewood, OK	31	100%	90,000	51,945	58%
El Paso, TX to Kinder Morgan	12	67%	40,000	28,426	71%
Corpus Christi to Pasadena, TX (3)	208	100%	105,000	73,832	70%
Corpus Christi to Edinburg, TX (3)	134	100%	27,100	16,463	61%
Other refined product pipeline (4)	289	50%	N/A	N/A	N/A

	3,717		708,162	392,145	57%

(1)	This pipeline transports barrels relating to two tariff routes, one of which begins at this pipeline’s origin and ends at this pipeline’s destination and one of which is a longer tariff route with an origin or destination on another pipeline of Valero L.P.’s that connects to this pipeline. Throughput disclosed above for this pipeline reflects only the barrels subject to the tariff route beginning at this pipeline’s origin and ending at this pipeline’s destination. To accurately determine the actual capacity utilization of the pipeline, as well as aggregate capacity utilization, all barrels passing through the pipelines have been taken into account.

(2)	The throughput, capacity and capacity utilization information listed opposite the McKee to Amarillo, TX 6-inch pipeline includes both McKee to Amarillo, TX pipelines on a combined basis.

(3)	During 2003, Valero L.P. acquired the following refined product pipelines:

•	On March 18, 2003, the Corpus Christi to Pasadena, TX pipeline, the Corpus Christi to Edinburg, TX pipeline, the Pettus to San Antonio, TX pipeline and the Pettus to Corpus Christi, TX pipeline. Each of the Pettus pipelines acquired in 2003 connected to one of the Three Rivers to Pettus, TX pipelines that were already owned by Valero L.P. Subsequently, Valero L.P. filed revised tariffs for the entire tariff routes, which begin at Three Rivers and end at either San Antonio or Corpus Christi, TX.

•	On May 1, 2003, an additional 28% undivided interest in the Amarillo to Abernathy, TX pipeline and a 46% undivided interest in the Abernathy to Lubbock, TX pipeline.

•	Effective August 1, 2003, the McKee to Southlake, TX pipeline.

The throughput barrels in the above table represent the total throughput from the date of acquisition divided by 365 days.

(4)	Represents the idled 6-inch Amarillo, TX to Albuquerque, NM refined product pipeline.

CRUDE OIL PIPELINES

Valero L.P. has an ownership interest in nine crude oil pipelines with an aggregate length of 783 miles. Valero L.P.’s crude oil pipelines deliver crude oil and other feedstocks, such as gas oil, from various points in Texas, Oklahoma, Kansas and Colorado to Valero Energy’s McKee, Three Rivers and Ardmore refineries. Also included in this segment are Valero L.P.’s five crude oil storage facilities in Texas and Oklahoma, which allow for crude oil to be stored and batched prior to shipment in the crude oil pipelines. Valero L.P. charges tariffs for transporting crude oil and other feedstocks in its crude oil pipelines. Valero L.P. does not generate any separate revenue from its crude oil storage facilities. Instead, the costs associated with the storage facilities are considered in establishing the tariffs charged for transporting crude oil from the storage facilities to the refineries.

The following table sets forth the average daily number of barrels of crude oil and other feedstocks Valero L.P. transported through its crude oil pipelines, in the aggregate, in each of the years presented:

	Aggregate Throughput Years Ended December 31,
	2003	2002	2001	2000	1999
	(barrels/day)
Crude oil and other feedstocks	355,008	348,023	303,811	294,784	280,041

The following table sets forth information about each of Valero L.P.’s crude oil pipelines.

				Year Ended December 31, 2003
Origin and Destination	Length	Ownership	Capacity	Throughput	Capacity Utilization
	(miles)		(barrels/day)	(barrels/day)
Cheyenne Wells, CO to McKee	252	100%	17,500	9,699	55%
Dixon, TX to McKee	44	100%	85,000	40,659	48%
Hooker, OK to Clawson, TX (1)	31	50%	22,000	17,380	79%
Clawson, TX to McKee (2)	41	100%	36,000	12,350	83%
Wichita Falls, TX to McKee	272	100%	110,000	76,157	69%
Corpus Christi, TX to Three Rivers	70	100%	120,000	73,790	61%
Ringgold, TX to Wasson, OK (2)	44	100%	90,000	37,485	56%
Healdton to Ringling, OK	4	100%	52,000	13,069	25%
Wasson, OK to Ardmore	25	100%	90,000	74,419	83%

	783		622,500	355,008	62%

(1)	Valero L.P. receives 50% of the tariff with respect to 100% of the barrels transported in the Hooker, OK to Clawson, TX pipeline. Accordingly, the capacity, throughput and capacity utilization are given with respect to 100% of the pipeline.

(2)	This pipeline transports barrels relating to two tariff routes, one of which begins at this pipeline’s origin and ends at its destination and one of which is a longer tariff route with an origin or destination on another pipeline of Valero L.P.’s which connects to this pipeline. Throughput disclosed above for this pipeline reflects only the barrels subject to the tariff route beginning at this pipeline’s origin and ending at this pipeline’s destination. To accurately determine the actual capacity utilization of the pipeline, as well as aggregate capacity utilization, all barrels passing through the pipelines have been taken into account.

The following table sets forth information about Valero L.P.’s crude oil storage facilities:

Location	Capacity	Number of Tanks	Mode of Receipt	Mode of Delivery	Average Throughput Year Ended December 31, 2003
	(barrels)				(barrels/day)
Corpus Christi, TX (1)	1,600,000	4	marine	pipeline	73,790
Dixon, TX	240,000	3	pipeline	pipeline	40,659
Ringgold, TX (1)	600,000	2	pipeline	pipeline	37,485
Wichita Falls, TX	660,000	4	pipeline	pipeline	76,157
Wasson, OK	226,000	2	pipeline	pipeline	74,419

	3,326,000	15			302,510

(1)	Valero L.P. owns the Corpus Christi, TX and Ringgold, TX crude oil storage facilities but leases the underlying realty under a long-term operating lease.

CRUDE OIL STORAGE TANKS

Valero L.P. owns 58 crude oil and intermediate feedstock storage tanks and related assets with aggregate storage capacity of approximately 11.0 million barrels. Valero L.P.’s crude oil storage tanks serve the needs of Valero Energy’s Benicia, Corpus Christi West and Texas City refineries. Valero L.P. acquired the crude oil storage tanks on March 18, 2003 from Valero Energy. The land underlying these tanks is subject to long-term operating leases with Valero Energy. Valero L.P. charges a fee for each barrel of crude oil or certain other feedstocks that it delivers to Valero Energy’s Benicia, Corpus Christi West and Texas City refineries.

The following table sets forth information about Valero L.P.’s crude oil storage tanks:

Location	Capacity	Number of Tanks	Mode of Receipt	Mode of Delivery	Average Throughput Year Ended December 31, 2003 (1)
	(barrels)				(barrels/day)
Benicia, CA	3,815,000	16	marine/pipeline	pipeline	112,480
Corpus Christi, TX (West)	4,023,000	26	marine	pipeline	126,047
Texas City, TX	3,199,000	16	marine	pipeline	128,459

	11,037,000	58			366,986

(1)	The throughput barrels in the above table represent the total throughput from March 18, 2003, the date of acquisition, divided by 365 days.

REFINED PRODUCT TERMINALS

Valero L.P. owns 21 refined product terminals in Texas, Colorado, New Mexico, California, Oklahoma and New Jersey. These terminals have a total of 199 tanks with a combined capacity of 4.5 million barrels. Most of Valero L.P.’s refined product terminals have automated loading facilities and are available 24 hours a day. At its terminals, Valero L.P. charges a per-barrel handling fee, as well as a per-barrel fee for refined product blending or filtering.

The following table sets forth the average daily number of barrels of refined products Valero L.P. handled at its refined product terminals, in the aggregate, in each of the years presented.

	Aggregate Throughput Years Ended December 31,
	2003	2002	2001	2000	1999
	(barrels/day)
Refined product	225,426	175,559	176,771	165,653	161,340

The following table sets forth information about each of Valero L.P.’s refined product terminals:

Location	Capacity	Number of Tanks	Mode of Receipt	Mode of Delivery	Average Throughput Year Ended December 31, 2003
	(barrels)				(barrels/day)
Abernathy, TX	171,000	11	pipeline	truck	8,788
Amarillo, TX	271,000	14	pipeline	truck/pipeline	23,914
Albuquerque, NM	193,000	10	pipeline	truck/pipeline	9,425
Catoosa, OK (asphalt) (1) (4)	340,000	24	truck/rail/barge	truck/rail	N/A
Colorado Springs, CO (1)	324,000	8	pipeline	truck/pipeline	9,453
Corpus Christi, TX (1)	371,000	15	pipeline	marine/pipeline	8,243
Denver, CO	111,000	10	pipeline	truck	17,829
Edinburg, TX (3)	184,600	7	pipeline	truck	16,707
El Paso, TX (2)	347,000	22	pipeline	truck/pipeline	40,522
Harlingen, TX (1)	314,000	7	marine	truck	8,301
Houston, TX (Hobby Airport) (3)	107,100	6	pipeline	truck/pipeline	3,432
Houston, TX (asphalt) (3)	75,000	3	marine	truck	1,402
Laredo, TX	203,000	6	pipeline	truck	14,098
Paulsboro, NJ (3)	90,800	6	pipeline	truck	6,880
Pittsburg, CA (asphalt) (3)	380,000	8	rail	truck	1,051
Placedo, TX (3)	98,000	4	pipeline	truck	2,566
Rosario, NM (asphalt) (1) (4)	160,000	8	rail	truck	N/A
San Antonio (east), TX(3)	148,200	8	pipeline	truck/pipeline	15,723
San Antonio (south), TX	221,000	10	pipeline	truck	17,041
Southlake, TX	286,000	6	pipeline	truck	20,051
Almeda, TX (idle) (3)	105,800	6	pipeline	truck	N/A

	4,501,500	199			225,426

(1)	Valero L.P. owns the Colorado Springs, CO, Corpus Christi, TX, Harlingen, TX, Catoosa, OK and Rosario, NM refined product terminals; however, the land underlying these facilities is subject to long-term operating leases.

(2)	Valero L.P. owns a 66.67% undivided interest in the El Paso refined product terminal. The capacity and throughput amounts represent the proportionate share of capacity and throughput attributable to Valero L.P.’s ownership interest. The throughput represents barrels distributed from the El Paso refined product terminal and delivered to a third-party refined product pipeline.

(3)	During 2003, Valero L.P. acquired the following refined product terminals:

•	On January 7, 2003, the Pittsburg, CA asphalt terminal.
•	On March 18, 2003, the Edinburg, TX terminal, the Houston, TX (Hobby Airport) terminal, the Houston, TX (asphalt) terminal, the San Antonio (east), TX terminal, the Placedo, TX terminal and the Almeda, TX terminal, which is currently idle.
•	On September 2, 2003, the Paulsboro, NJ terminal.

The throughput barrels in the above table represent the total throughput from the date of acquisition divided by 365 days.

(4)	On February 20, 2004, Valero L.P. acquired the Catoosa, OK terminal and the Rosario, NM terminal.

VALERO L.P.’S RELATIONSHIP WITH VALERO ENERGY

Valero L.P.’s operations are strategically located within Valero Energy’s refining and marketing supply chain in Texas, Oklahoma, California, Colorado, New Jersey, New Mexico, Arizona and other mid-continent states in the United States. Valero L.P. itself does not own or operate any refining or marketing operations. Valero L.P. is dependent on Valero Energy to provide substantially all the throughput for Valero L.P.’s pipelines, terminals and storage tanks and the ability of Valero Energy’s refineries to maintain their production of refined products. Although Valero L.P. intends to pursue third-party business as opportunities arise, Valero L.P. expects to continue to derive most of its revenues from Valero Energy for the foreseeable future. During the year ended December 31, 2003, Valero Energy accounted for 98% of Valero L.P.’s revenues.

As of December 31, 2003, Valero Energy, through its wholly owned subsidiaries, owned 9,599,322 subordinated units, 679,226 common units and the 2% general partner interest in Valero L.P., representing an aggregate 45.7% ownership interest.

VALERO ENERGY’S BUSINESS

Valero Energy is one of the top three U.S. refining companies in terms of refining capacity. Valero Energy owns and operates 15 refineries in the United States, Canada and the island of Aruba, eight of which are served by Valero L.P.’s pipelines, terminals or storage assets. As of December 31, 2003, the total throughput capacity of each of those eight refineries was as follows:

Refinery	Location	Total Throughput Capacity
		(barrels/day)
Texas City	Texas	243,000
Corpus Christi West	Texas	225,000
Paulsboro	New Jersey	195,000
Benicia	California	175,000
McKee	Texas	170,000
Corpus Christi East	Texas	115,000
Three Rivers	Texas	98,000
Ardmore	Oklahoma	85,000

Valero Energy markets the refined products produced by these refineries primarily in Texas, Oklahoma, Colorado, New Mexico, Arizona, California, New Jersey and several other mid-continent states through a network of company-operated and dealer-operated convenience stores, as well as through other wholesale and spot market sales and exchange agreements.

MAJOR AGREEMENTS WITH VALERO ENERGY

Valero L.P.’s relationship with Valero Energy is governed by the following significant agreements.

Omnibus Agreement

The Omnibus Agreement governs potential competition between Valero Energy and Valero L.P. It contains the agreement by Valero Energy, subject to certain exceptions, not to engage in the business of transporting crude oil and refined petroleum products and to indemnify Valero L.P. for certain environmental liabilities that arose prior to April 16, 2001 related to the assets transferred to Valero L.P. in connection with Valero L.P.’s initial public offering.

Services Agreement

Under a Services Agreement with Valero Energy, employees of Valero Energy perform certain operational services on Valero L.P.’s behalf, and Valero Energy is reimbursed for those services. In addition, Valero L.P. pays Valero Energy and its affiliates an annual administrative fee of $5.2 million to perform and provide other services, including legal, accounting, treasury, engineering and information technology. The conflicts committee of the board of directors of Valero GP, LLC must approve any change to the Services Agreement fee. The Services Agreement will be amended effective April 1, 2004. The amendment is discussed below under the caption “Recent Developments-Amendment to Services Agreement in April ‘04.”

Pipelines and Terminals Usage Agreement- McKee, Three Rivers and Ardmore

Under the terms of the Pipelines and Terminals Usage Agreement, Valero L.P. provides transportation services that support Valero Energy’s refining and marketing operations in the markets relating to the McKee, Three Rivers and Ardmore refineries. Under this agreement, Valero Energy has agreed through April 2008 to:

•	use Valero L.P.’s crude oil pipelines to transport at least 75% of the aggregate volumes of the crude oil shipped to the McKee, Three Rivers and Ardmore refineries;

•	use Valero L.P.’s refined product pipelines to transport at least 75% of the aggregate volumes of certain refined products shipped from these refineries; and

•	use Valero L.P.’s refined product terminals for terminalling services for at least 50% of certain refined products Valero Energy ships from these refineries.

Valero Energy met and exceeded its obligations under the Pipelines and Terminals Usage Agreement during the year ended December 31, 2003. In addition, Valero Energy has agreed to remain the shipper for crude oil and refined products owned by it that are transported through Valero L.P.’s pipelines, and neither challenge, nor cause others to challenge, Valero L.P.’s interstate or intrastate tariffs for the transportation of crude oil and refined products through April 2008.

Crude Oil Storage Tank Agreements

In connection with the crude oil storage tank contribution described below in this Item under the caption “Recent Developments- Contribution Transactions,” Valero L.P. and Valero Energy entered into several agreements related to the operations of the crude oil storage tanks, including:

•	a handling and throughput agreement pursuant to which Valero Energy agreed to pay Valero L.P. a fee, for an initial period of ten years, for all crude oil and certain other feedstocks delivered to each of the Corpus Christi West refinery, the Texas City refinery and the Benicia refinery and to use Valero L.P. for handling all deliveries to these refineries;

•	services and secondment agreements pursuant to which Valero Energy agreed to provide to Valero L.P. for a fee personnel who perform operating and routine maintenance services related to the crude oil storage tank operations. The initial term of the services and secondment agreements is ten years and Valero L.P. has an option to extend for an additional five years; and

•	lease and access agreements pursuant to which Valero Energy leases to Valero L.P. the real property on which the crude oil storage tanks are located for an aggregate of $0.7 million per year for an initial term of 25 years, subject to renewal.

South Texas Pipelines and Terminals Agreements

In connection with the South Texas Pipelines and Terminals contribution described below in this Item under the caption “Recent Developments-Contribution Transactions,” Valero L.P. and Valero Energy entered into agreements related to the operations of these assets, including:

•	A throughput commitment agreement, having an initial period of seven years, pursuant to which Valero Energy agreed to:

•	transport certain percentages of gasoline, distillate and raffinate production through the pipelines; and

•	use specified terminals for certain percentages of refinery gasoline, distillate and asphalt production and refined product throughput.

Valero Energy will be required to make a cash payment based on the amount of any shortfall in committed volumes or usage.

•	A terminalling agreement pursuant to which Valero Energy has agreed, during the initial period of five years, to pay a terminalling fee for each barrel of refined products stored or handled by or on behalf of Valero Energy at specified terminals, including an additive fee for gasoline additive blended at the terminals. At the Houston Hobby Airport terminal, Valero Energy will pay a filtering fee for each barrel of jet fuel stored or handled at the terminal.

RECENT DEVELOPMENTS

AMENDMENT TO SERVICES AGREEMENT IN APRIL ‘04

Due to the significant growth of Valero L.P. over the past three years and the increased levels of service provided by Valero Energy for Valero L.P., Valero L.P. and Valero Energy have agreed to amend the terms of the Services Agreement, effective April 1, 2004, to change the annual services fee. Under the terms of the amended Services Agreement, the annual services fee will be $1.2 million. Each year over the next four years, the annual services fee will be increased by $1.2 million and by Valero Energy’s average percentage increase in salaries. The annual services fee may also be adjusted to account for changed service levels due to Valero L.P.’s acquisition, sale or construction of assets. Additionally, Valero L.P. will reimburse Valero Energy for the cost of corporate employees dedicated to Valero L.P. matters (currently estimated to be approximately $5.6 million a year, excluding employee bonus costs). The conflicts committee of the board of directors of Valero GP, LLC approved the amendment to the Services Agreement in March 2004.

AMENDMENTS TO PARTNERSHIP AGREEMENT IN MARCH ‘04

In March 2004, various amendments to Valero L.P.’s partnership agreement were approved. Effective March 11, 2004, the partnership agreement has been amended to reduce the percentage of the vote required to remove Valero L.P.’s general partner from 58% to a simple majority (excluding any units held by the general partner or its affiliates). In addition, the partnership agreement has been amended to lower the general partner’s incentive distribution rights with respect to distributions of available cash from 48% to 23% of the amount of any quarterly distribution that exceeds $0.90 per unit. The general partner also receives a 2% distribution with respect to its general partner interest. Cash distributions are discussed in Note 14 of Notes to Consolidated Financial Statements.

ROYAL TRADING

On February 20, 2004, Valero L.P. acquired two asphalt terminals located in Catoosa, Oklahoma (near Tulsa) and Rosario, New Mexico (near Santa Fe) from Royal Trading Company (Royal) for $28.1 million. These terminals have an aggregate storage capacity of 500,000 barrels in 32 tanks and six loading stations.

PAULSBORO REFINED PRODUCT TERMINAL ACQUISITION

In September 2003, Valero L.P. acquired a refined product terminal in Paulsboro, New Jersey, next to Valero Energy’s Paulsboro refinery, from ExxonMobil Oil Corporation for $14.1 million. This terminal has a storage capacity of 90,800 barrels.

SOUTHLAKE REFINED PRODUCT PIPELINE ACQUISITION

In August 2003, Valero L.P. acquired the Southlake refined product pipeline from Valero Energy for $29.9 million. This pipeline has a capacity of 27,300 barrels per day and extends 375 miles from Valero Energy’s McKee refinery to Valero L.P.’s Southlake refined product terminal near Dallas, Texas.

VALERO L.P. COMMON UNIT OFFERING

On August 11, 2003, Valero L.P. consummated a public offering of common units, selling 1,236,250 common units, which included 161,250 common units pursuant to the underwriter’s exercise of its over-allotment option, for net proceeds of $48.6 million. In order to maintain its 2% general partnership interest, Riverwalk Logistics made a cash contribution to Valero L.P. of $1.0 million.

SHELL PIPELINE ACQUISITION

In May 2003, Valero L.P. acquired Shell Pipeline Company, L.P.’s (Shell) 28% undivided interest in the Amarillo to Abernathy refined product pipeline and Shell’s 46% undivided interest in the Abernathy to Lubbock refined product pipeline for $1.6 million. After this acquisition, Valero L.P. owns a 67% undivided interest and ConocoPhillips owns the remaining 33% interest in the Amarillo to Abernathy refined product pipeline, and Valero L.P. owns a 46% undivided interest and ConocoPhillips owns the remaining 54% interest in the Abernathy to Lubbock refined product pipeline.

CONTRIBUTION TRANSACTIONS

On March 18, 2003, Valero L.P. entered into contribution agreements with Valero Energy for certain crude oil storage tanks and for Valero Energy’s South Texas pipeline system. Valero Energy contributed 58 crude oil and intermediate feedstock storage tanks and related assets with aggregate storage capacity of approximately 11.0 million barrels to Valero L.P. for $200.2 million. These assets are located at Valero Energy’s Corpus Christi West, Texas City and Benicia refineries.

Valero Energy also contributed its South Texas pipeline system, comprised of the Houston pipeline system, the Valley pipeline system and the San Antonio pipeline system (together referred to as the South Texas Pipelines and Terminals) to Valero L.P. for $150.1 million. The three pipeline systems that make up the South Texas pipeline system are intrastate common carrier refined product pipelines that connect Valero Energy’s Corpus Christi East and Corpus Christi West refineries to the Houston and Rio Grande Valley, Texas markets and Valero Energy’s Three Rivers refinery to the San Antonio, Texas market and to Valero Energy’s Corpus Christi refineries. The three pipeline systems also include six refined product terminals located in Edinburg, Placedo, Houston (Hobby Airport and asphalt), San Antonio (east) and Almeda (idle).

VALERO L.P. COMMON UNIT OFFERINGS AND VALERO LOGISTICS SENIOR NOTES OFFERING

In connection with the contribution transactions described above, effective March 18, 2003, Valero L.P. issued 5,750,000 common units to the public and on April 16, 2003, Valero L.P. issued an additional 581,000 common units pursuant to the underwriters’ over-allotment option, for net proceeds of $222.8 million. Riverwalk Logistics made a $4.7 million capital contribution to Valero L.P. to maintain its 2% general partner interest.

Also on March 18, 2003, Valero Logistics issued $250.0 million of 6.05% senior notes due 2013 in a private placement to institutional investors. In July 2003, the 6.05% senior notes were exchanged for $250.0 million of 6.05% senior notes due 2013 that were registered under the Securities Act of 1933. The proceeds of the equity and debt offerings were used to finance the contributed assets and redemption of common units.

REDEMPTION OF COMMON UNITS OWNED BY VALERO ENERGY AND AMENDMENT TO VALERO L.P.’S PARTNERSHIP AGREEMENT

Common Unit Redemption: On March 18, 2003, immediately following Valero L.P.’s common unit offering and the offering by Valero Logistics of its 6.05% senior notes, Valero L.P. redeemed from Valero Energy 3,809,750 of Valero L.P.’s common units, for $134.1 million. Immediately following this redemption, Valero L.P. canceled the common units redeemed from Valero Energy and redeemed a corresponding portion of Riverwalk Logistics’ general partner interest for $2.9 million so that it maintained its 2% general partner interest.

Amendment to Partnership Agreement: Also on March 18, 2003, immediately upon the closing of the offerings, Valero L.P. amended its partnership agreement to reduce the percentage of the vote of holders of Valero L.P.’s outstanding common units and subordinated units necessary to remove Valero L.P’s general partner from 66 2/3% to 58% (excluding any vote by the general partner or its affiliates). Prior to this amendment, Valero Energy was allowed to vote its units and thus effectively block removal of the general partner. Valero L.P. further amended its partnership agreement to provide that the election of a successor general partner upon any such removal be approved by the holders of a majority of the common units, excluding the common units held by affiliates of Valero L.P.’s general partner. As a result of the partnership agreement changes and the issuance and redemption of Valero L.P. common units, Valero Energy ceased consolidation of Valero L.P. in its financial statements.

TELFER ASPHALT TERMINAL ACQUISITION

In January 2003, Valero L.P. purchased an asphalt terminal in Pittsburg, California from Telfer Oil Company (Telfer) for $15.3 million. The asphalt terminal assets include two storage tanks with a combined storage capacity of 350,000 barrels, six 5,000-barrel polymer modified asphalt tanks, a truck rack, rail facilities and various other tanks and equipment. In conjunction with the Telfer acquisition, Valero L.P. entered into a six-year terminal storage and throughput agreement with Valero Energy.

PIPELINE AND TERMINAL CONTROL OPERATIONS AND MAINTENANCE

All of Valero L.P.’s crude oil and refined product pipelines are operated via satellite communication systems from one of two central control rooms located in San Antonio, Texas. Each control center can provide backup capability for the other, and each center is capable of monitoring and controlling the pipelines. The control centers operate with modern, state-of-the-art System Control and Data Acquisition systems (SCADA). The control centers are equipped with computer systems designed to continuously monitor real time operational data, including crude oil and refined product throughput, flow rates and pressures. In addition, the control centers monitor alarms and throughput balances. The control centers operate remote pumps, motors, engines and valves associated with the delivery of crude oil and refined products. The computer systems are designed to enhance leak-detection capabilities, sound automatic alarms if operational conditions outside pre-established parameters occur and provide for remote-controlled shutdown of pump stations on the pipelines. Pump stations, crude oil storage facilities and meter-measurement points along the pipelines are linked by satellite or telephone communication systems for remote monitoring and control.

A number of Valero L.P.’s crude oil storage facilities and refined product terminals are also operated through the central control centers. Other crude oil storage facilities and refined product terminals are modern, automated facilities but are locally controlled.

Billing of customers is electronic and the automatic system provides for control of allocations, credit and carrier certification by remote input of data by customers. All terminals have an electronic monitoring and control system that monitors the effectiveness of the ground protection and vapor control and will cause an automated shutdown of the terminal operations if necessary. For environmental and safety protection, all terminals have primary vapor control systems consisting of flares, vapor combustors or carbon absorption vapor recovery units.

Valero L.P. performs scheduled maintenance on all of its pipelines, terminals, crude oil tanks and related equipment and makes repairs and replacements when necessary or appropriate. Valero L.P. believes that all of its pipelines, terminals, crude oil tanks and related equipment have been constructed and are maintained in all material respects in accordance with applicable federal, state and local laws and the regulations and standards prescribed by the American Petroleum Institute, the Department of Transportation and accepted industry practice.

COMPETITION

As a result of Valero L.P.’s physical integration with Valero Energy’s refining and marketing operations and its contractual relationships with Valero Energy, management of Valero L.P. believes that it will not face significant competition for barrels of crude oil transported to, and barrels of refined products transported from, the various Valero Energy refineries serviced by Valero L.P.’s assets, particularly during the terms of the various agreements between Valero L.P. and Valero Energy described in this report.

However, Valero L.P. faces competition from other pipelines that may be able to supply Valero Energy’s end-user markets with refined products on a more competitive basis. If Valero Energy reduced its retail sales of refined products or its wholesale customers reduced their purchases of refined products, the volumes transported through Valero L.P.’s pipelines would be reduced, which would cause a decrease in cash and revenues generated from its operations.

Valero L.P. believes that high capital requirements, environmental and safety considerations and the difficulty in acquiring rights-of-way and related permits make it difficult for other entities to build competing pipelines in areas served by its pipelines. As a result, competing pipelines are likely to be built only in those cases in which strong market demand and attractive tariffs support additional capacity in an area.

REGULATION

RATE REGULATION

Several of Valero L.P.’s pipelines are interstate common carrier pipelines, subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Interstate Commerce Act (ICA). Additionally, the rates and practices for Valero L.P.’s intrastate common carrier pipelines are subject to regulation by state commissions. The applicable state statutes and regulations generally require that pipeline rates and practices be reasonable and nondiscriminatory.

Valero L.P.’s Pipelines Rates

Neither the FERC nor the state commissions have investigated Valero L.P.’s rates or practices. Valero L.P. does not believe that it is likely that there will be a challenge to its tariffs by a current shipper that would materially affect its revenues or cash flows because Valero Energy is the only current shipper in the majority of Valero L.P.’s pipelines. Valero Energy has committed not to challenge Valero L.P.’s tariffs until at least April 2008. Valero Energy has also agreed to be responsible for any ICA liabilities with respect to activities or conduct occurring during periods prior to April 16, 2001, and Valero L.P. will be responsible for ICA liabilities with respect to activities or conduct occurring after April 16, 2001. However, the FERC or a state regulatory commission could investigate Valero L.P.’s tariffs at the urging of a third party. Also, because Valero L.P.’s pipelines are common carrier pipelines, Valero L.P. may be required to accept new shippers who wish to transport in its pipelines. It is possible that any new shippers may decide to challenge Valero L.P.’s tariffs. If any tariff challenge or challenges are successful, cash available for distribution to unitholders could be materially reduced accordingly.

ENVIRONMENTAL AND SAFETY REGULATION

General

Valero L.P.’s operations are subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management and pollution prevention measures, and to environmental regulation by several federal, state and local authorities. The principal environmental risks associated with Valero L.P.’s operations relate to unauthorized emissions into the air and unauthorized releases into soil, surface water or groundwater. Valero L.P.’s operations are also subject to extensive federal and state health and safety laws and regulations, including those relating to pipeline safety. Compliance with these laws, regulations and permits increases Valero L.P.’s capital expenditures and its overall cost of business, and violations of these laws, regulations and/or permits can result in significant civil and criminal liabilities, injunctions or other penalties. Accordingly, Valero L.P. has adopted policies, practices and procedures in the areas of pollution control, product safety, occupational health and the handling, storage, use and disposal of hazardous materials in an effort to prevent material environmental or other damage, and to ensure the safety of its pipelines, its employees, the public and the environment. Future governmental action and regulatory initiatives could result in changes to expected operating permits, additional remedial actions or increased capital expenditures and operating costs that cannot be assessed with certainty at this time. In addition, contamination resulting from spills of crude oil and refined products occurs within the industry. Risks of additional costs and liabilities are inherent within the industry, and there can be no assurances that significant costs and liabilities will not be incurred in the future.

Water

The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state statutes impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the United States. The discharge of pollutants into state waters or waters of the United States is prohibited, except in accord with the terms of a permit issued by applicable federal or state authorities. The Oil Pollution Act, enacted in 1990, amends provisions of the Clean Water Act as they pertain to prevention and response to oil spills. Spill prevention control and countermeasure requirements of the Clean Water Act and some state laws require diking and similar structures to help prevent contamination of navigable waters in the event of overflow or release.

Air Emissions

Valero L.P.’s operations are subject to the Federal Clean Air Act and comparable state and local statutes. Numerous amendments to the Federal Clean Air Act were enacted in 1990. These amendments may result in the imposition over the next several years of certain pollution control requirements with respect to air emissions from the operations of Valero L.P.’s pipelines, storage tanks and terminals. The Environmental Protection Agency (EPA) is developing, over a period of many years, regulations to implement these requirements. Depending on the nature of those regulations, and upon requirements that may be imposed by state and local regulatory authorities, Valero L.P. may be required to incur certain capital expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals and addressing other air emission-related issues.

Due to the broad scope of the issues involved and the complex nature of the regulations, full development and implementation of many Clean Air Act regulations have been delayed. Until such time as the new Clean Air Act requirements are implemented, Valero L.P. is unable to estimate the effect on net income or operations or the amount and timing of such required expenditures. At this time, however, Valero L.P. does not believe that it will be materially affected by any such requirements.

Solid Waste

Valero L.P. generates non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act (FRCRA) and comparable state statutes. FRCRA also governs the disposal of hazardous wastes. Valero L.P. is not currently required to comply with a substantial portion of FRCRA requirements because its operations generate minimal quantities of hazardous wastes. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes.

Hazardous Substances

The Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA and also known as Superfund, and analogous state laws, imposes liability, without regard to fault or the legality of the original act, on some classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site and entities that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs that they incur. In the course of Valero L.P.’s ordinary operations, it may generate waste that falls within CERCLA’s definition of a “hazardous substance.” While Valero L.P. responsibly manages the hazardous substances that it controls, the intervening acts of third parties may expose Valero L.P. to joint and several liability under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been disposed of or released into the environment.

Valero L.P. currently owns or leases, and has in the past owned or leased, properties where hydrocarbons are being or have been handled. Although Valero L.P. has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by Valero L.P. or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under Valero L.P.’s control. These properties and wastes disposed thereon may be subject to CERCLA, the Federal Resource Conservation and Recovery Act and analogous state laws. Under these laws, Valero L.P. could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination.

Pipeline Safety Improvement Act of 2002

The Pipeline Safety Improvement Act of 2002 (PSIA) requires pipeline operators to maintain qualification programs for key pipeline operating personnel, to review and update their existing pipeline safety public education programs and to provide information for the National Pipeline Mapping System. Some of PSIA’s requirements are effective immediately, while other requirements will become effective during 2004. While PSIA may affect Valero L.P.’s reliability capital expenditures and operating expenses, Valero L.P. believes that PSIA does not materially affect its competitive position and will not have a material effect on its financial condition or results of operations.

PROPERTIES

Valero L.P.’s principal properties are described above under the caption “Segments.” Valero L.P. believes that it has satisfactory title to all of its assets. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens and minor easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition by Valero L.P. or its predecessors, Valero L.P. believes that none of these burdens will materially detract from the value of these properties or from its interest in these properties or will materially interfere with their use in the operation of Valero L.P.’s business. In addition, Valero L.P. believes that it has obtained sufficient right-of-way grants and permits from public authorities and private parties for it to operate its business in all material respects as described in this report.

EMPLOYEES

Riverwalk Logistics, the general partner of Valero L.P., is responsible for the management of Valero L.P. Valero GP, LLC, the general partner of Riverwalk Logistics, is responsible for managing the affairs of Riverwalk Logistics, and through it, the affairs of Valero L.P. and Valero Logistics. As of February 29, 2004, Valero GP, LLC employed approximately 207 individuals who perform services for Valero L.P.

ITEM 3.	LEGAL PROCEEDINGS

Valero L.P. is a party to various claims and legal actions that have arisen in the ordinary course of its business. Valero L.P. believes it is unlikely that the final outcome of any claims or proceedings to which it is a party would have a material adverse effect on its financial position, results of operations or liquidity; however, due to the inherent uncertainty of litigation, the range of any possible loss cannot be estimated with a reasonable degree of precision and Valero L.P. cannot provide assurance that the resolution of any particular claim or proceeding would not have an adverse effect on its results of operations, financial position or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the unitholders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON UNITS AND RELATED UNITHOLDER MATTERS

Market Information, Holders and Distributions

Valero L.P.’s common units are listed and traded on the New York Stock Exchange under the symbol “VLI.” At the close of business on February 1, 2004, Valero L.P. had 107 holders of record of its common units. The high and low sales prices (composite transactions) by quarter for the years ended December 31, 2003 and 2002 were as follows:

	Price Range of Common Unit
	High	Low
Year 2003
4th Quarter	$50.25	$43.22
3rd Quarter	44.80	40.75
2nd Quarter	44.20	36.41
1st Quarter	40.64	35.00

Year 2002
4th Quarter	$39.85	$35.10
3rd Quarter	37.65	32.00
2nd Quarter	39.90	35.40
1st Quarter	42.23	35.70

The cash distributions applicable to each of the quarters in the years ended December 31, 2003 and 2002 were as follows:

	Record Date	Payment Date	Amount Per Unit
Year 2003
4th Quarter	February 6, 2004	February 13, 2004	$0.75
3rd Quarter	November 6, 2003	November 14, 2003	0.75
2nd Quarter	August 5, 2003	August 14, 2003	0.75
1st Quarter	May 6, 2003	May 15, 2003	0.70

Year 2002
4th Quarter	February 5, 2003	February 14, 2003	$0.70
3rd Quarter	November 1, 2002	November 14, 2002	0.70
2nd Quarter	August 1, 2002	August 14, 2002	0.70
1st Quarter	May 1, 2002	May 15, 2002	0.65

Valero L.P. has also issued 9,599,322 subordinated units, all of which are held by UDS Logistics, LLC, the limited partner of Riverwalk Logistics, for which there is no established public trading market. The issuance of subordinated units was exempt from registration with the SEC under Section 4(2) of the Securities Act of 1933. During the subordination period, the holders of the common units are entitled to receive each quarter a minimum quarterly distribution of $0.60 per unit ($2.40 annualized) prior to any distribution of available cash to holders of the subordinated units. The subordination period is defined generally as the period that will end on the first day of any quarter beginning after March 31, 2006 if (1) Valero L.P. has distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four-quarter periods and (2) Valero L.P.’s adjusted operating surplus, as defined in its partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable it to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2% general partner interest during those periods. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units, on a one-for-one basis.

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

The general partner, Riverwalk Logistics, is entitled to incentive distributions if the amount that Valero L.P. distributes with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Unit	Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66 up to $0.90	75%	25%
Above $0.90	50%	50%

The general partner’s incentive distributions for the years ended December 31, 2003 and 2002 totaled $2.6 million and $1.1 million, respectively. The general partner’s share of Valero L.P.’s net income for the years ended December 31, 2003 and 2002 was 5.7% and 4.0%, respectively, due to the impact of the incentive distributions.

Effective March 11, 2004, Valero L.P.’s partnership agreement has been amended to lower the general partner’s incentive distribution rights with respect to distributions of available cash from 48% to 23% of the amount of any quarterly distribution that exceeds $0.90 per unit. The general partner will continue to receive a 2% distribution with respect to its general partner interest.

ITEM 6.	SELECTED FINANCIAL DATA

The following table provides selected financial data that was derived from the audited financial statements of Valero L.P. and its predecessor (as defined below), as well as selected operating data. The following table should be read together with the consolidated financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data and with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Prior to July 1, 2000, Valero L.P.’s pipeline, terminalling and storage assets were owned and operated by Ultramar Diamond Shamrock Corporation (UDS, now part of Valero Energy), and such assets serviced UDS’ McKee and Three Rivers refineries located in Texas, and the Ardmore refinery located in Oklahoma. These assets and their related operations are referred to herein as the Ultramar Diamond Shamrock Logistics Business. Effective July 1, 2000, UDS transferred the Ultramar Diamond Shamrock Logistics Business along with certain liabilities to Shamrock Logistics Operations, L.P. (Shamrock Logistics Operations), a wholly owned subsidiary of Shamrock Logistics, L.P. (Shamrock Logistics). Shamrock Logistics was also wholly owned by UDS. Data in the following table prior to the July 1, 2000 transfer is indicated as “Predecessor” and data subsequent thereto is indicated as “Successor.”

On April 16, 2001, Shamrock Logistics completed its initial public offering of common units, which represented 26.4% of its outstanding partnership interests.

Effective on December 31, 2001, UDS merged with and into Valero Energy. This acquisition included the acquisition of UDS’ majority ownership interest in Shamrock Logistics and subsidiary. The consolidated balance sheet of Shamrock Logistics and subsidiary as of December 31, 2001 was not adjusted to fair value due to the significant level of public ownership interest in Shamrock Logistics. Effective January 1, 2002, Shamrock Logistics changed its name to Valero L.P., and Shamrock Logistics Operations changed its name to Valero Logistics Operations, L.P. (Valero Logistics).

The selected financial data and operating data for the year ended December 31, 1999, and for the six months ended June 30, 2000, reflect the operations of the Ultramar Diamond Shamrock Logistics Business (the predecessor to Shamrock Logistics Operations) as if it had existed as a single separate entity from UDS. The transfer of the Ultramar Diamond Shamrock Logistics Business to Shamrock Logistics Operations represented a reorganization of entities under common control and was recorded at historical cost. The selected financial data and operating data for the six months ended December 31, 2000, and for the years ended December 31, 2001, 2002 and 2003, represent the consolidated operations of Valero L.P. and Valero Logistics. The selected financial data as of December 31, 2001, includes the acquisition of the Wichita Falls Business, which Valero L.P. acquired on February 1, 2002 from Valero Energy. Because Valero L.P. and the Wichita Falls Business came under the common control of Valero Energy commencing on December 31, 2001, the acquisition represented a reorganization of entities under common control.

	Successor				Predecessor
	Years Ended December 31,			Six Months Ended December 31, 2000	Six Months Ended June 30, 2000	Year Ended December 31, 1999
	2003	2002	2001
	(in thousands, except per unit data and barrel/day information)
Statement of Income Data:
Revenues (1)	$181,450	$118,458	$98,827	$47,550	$44,503	$109,773

Costs and expenses:
Operating expenses	64,609	37,838	33,583	15,593	17,912	29,013
General and administrative expenses	7,537	6,950	5,349	2,549	2,590	4,698
Depreciation and amortization	26,267	16,440	13,390	5,924	6,336	12,318

Total costs and expenses	98,413	61,228	52,322	24,066	26,838	46,029
Gain on sale of property, plant and equipment (2)	—	—	—	—	—	2,478

Operating income	83,037	57,230	46,505	23,484	17,665	66,222
Equity income from Skelly-Belvieu Pipeline Company	2,416	3,188	3,179	1,951	1,926	3,874
Interest expense, net	(15,860)	(4,880)	(3,811)	(4,748)	(433)	(777)

Income before income tax (expense) benefit	69,593	55,538	45,873	20,687	19,158	69,319
Income tax (expense) benefit (3)	—	(395)	—	—	30,812	(26,521)

Net income	$69,593	$55,143	$45,873	$20,687	$49,970	$42,798

Basic and diluted net income per unit applicable to limited partners (4)	$3.02	$2.72	$1.82

Cash distributions per unit applicable to limited partners	$2.95	$2.75	$1.70

Other Financial Data:
Net cash provided by operating activities	$105,588	$77,656	$77,132	$1,870	$20,247	$54,054
Net cash provided by (used in) investing activities	(442,350)	(80,607)	(17,926)	(1,736)	(4,505)	2,787
Net cash provided by (used in) financing activities	318,974	28,688	(51,414)	(133)	(15,742)	(56,841)
EBITDA (5)	111,720	76,858	63,074	31,359	25,927	82,414
Distributions from Skelly-Belvieu Pipeline Company	2,803	3,590	2,874	2,352	2,306	4,238
Reliability capital expenditures	10,353	3,943	2,786	619	1,699	2,060
Expansion capital expenditures	21,208	1,761	4,340	1,518	3,186	7,313
Acquisitions	411,176	75,000	10,800	—	—	—
Total capital expenditures	442,737	80,704	17,926	2,137	4,885	9,373

Operating Data (barrels/day):
Refined product pipeline throughput	392,145	295,456	308,047	306,877	312,759	297,397
Crude oil pipeline throughput	355,008	348,023	303,811	295,524	294,037	280,041
Refined product terminal throughput	225,426	175,559	176,771	162,904	168,433	161,340
Crude oil storage tank throughput	366,986	—	—	—	—	—

	Successor				Predecessor
	December 31,				December 31, 1999
	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Property, plant and equipment, net	$765,002	$349,276	$349,012	$280,017	$284,954
Total assets	827,557	415,508	387,070	329,484	308,214
Long-term debt, including current portion and debt due to parent	354,192	109,658	26,122	118,360	11,102
Partners’ equity/net parent investment (6)	438,163	293,895	342,166	204,838	254,807

(1)	Effective January 1, 2000, the Ultramar Diamond Shamrock Logistics Business filed revised tariffs on many of its crude oil and refined product pipelines to reflect the total cost of the pipeline, the current throughput capacity, the current throughput utilization and other market conditions. If the revised tariffs had been implemented effective January 1, 1999, revenues for the year ended December 31, 1999 would have been $87.9 million, a decrease of $21.9 million from the historical revenues of $109.8 million.

(2)	In August of 1999, the Ultramar Diamond Shamrock Logistics Business recognized a gain on the sale of an 8.33% interest in the McKee to El Paso refined product pipeline and the El Paso refined product terminal to ConocoPhillips.

(3)	Income tax expense for the year ended December 31, 2002 represents income tax expense incurred by the Wichita Falls Business during the month ended January 31, 2002, prior to the acquisition of the Wichita Falls Business by Valero L.P. on February 1, 2002.

Effective July 1, 2000, UDS transferred the Ultramar Diamond Shamrock Logistics Business to Shamrock Logistics Operations. As a limited partnership, Shamrock Logistics Operations was not subject to federal or state income taxes. Due to this change in tax status, the deferred income tax liability of $38.2 million as of June 30, 2000 was written off in the statement of income of the Ultramar Diamond Shamrock Logistics Business for the six months ended June 30, 2000. The resulting income tax benefit of $30.8 million for the six months ended June 30, 2000, includes the write-off of the deferred income tax liability less the income tax expense of $7.4 million for the six months ended June 30, 2000. The income tax expense for periods prior to July 1, 2000 was based on the effective income tax rate for the Ultramar Diamond Shamrock Logistics Business of 38%. The effective income tax rate exceeds the U.S. federal statutory income tax rate due to state income taxes.

(4)	Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deduction of the general partner’s 2% interest and incentive distributions, by the weighted average number of limited partnership units outstanding for each class of unitholder. Basic and diluted net income per unit applicable to limited partners is the same. Net income per unit applicable to limited partners for the periods prior to April 16, 2001 is not shown as units had not been issued.

	Years Ended December 31,		For the period April 16, 2001 through December 31, 2001
	2003	2002
	(in thousands, except unit and per unit data)
Net income	$69,593	$55,143	$45,873
Less net income applicable to the period January 1, 2001 through April 15, 2001	—	—	(10,126)
Less net income applicable to the Wichita Falls Business for the month ended January 31, 2002	—	(650)	—
Less net income applicable to general partner’s interest, including incentive distributions	(3,959)	(2,187)	(715)

Net income applicable to limited partners’ interest	$65,634	$52,306	$35,032

Basic and diluted net income per unit applicable to limited partners	$3.02	$2.72	$1.82

Weighted average number of units outstanding, basic and diluted	21,706,164	19,250,867	19,198,644

(5)	The following is a reconciliation of net income to earnings before interest, taxes, depreciation and amortization (EBITDA):

	Successor				Predecessor
	Years Ended December 31,			Six Months Ended December 31, 2000	Six Months Ended June 30, 2000	Year Ended December 31, 1999
	2003	2002	2001
	(in thousands)
Net income	$69,593	$55,143	$45,873	$20,687	$49,970	$42,798
Plus income tax (expense) or less income tax benefit	—	395	—	—	(30,812)	26,521
Plus interest expense, net	15,860	4,880	3,811	4,748	433	777
Plus depreciation and amortization	26,267	16,440	13,390	5,924	6,336	12,318

EBITDA	$111,720	$76,858	$63,074	$31,359	$25,927	$82,414

Valero L.P. utilizes the financial measure of EBITDA, which is not defined in United States generally accepted accounting principles. Management presents EBITDA in its filings under the Securities Exchange Act of 1934 and in its press releases. Management uses this financial measure because it is a widely accepted financial indicator used by some investors and analysts to analyze and compare partnerships on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor is it presented as an alternative to operating income or net income. EBITDA should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with United States generally accepted accounting principles. Valero L.P.’s method of computation for EBITDA may or may not be comparable to other similarly titled measures used by other partnerships.

(6)	The partners’ equity amount as of December 31, 2001 includes $50.6 million of net parent investment resulting from Valero L.P.’s acquisition of the Wichita Falls Business on February 1, 2002, which represented a transfer between entities under common control and therefore required a restatement of the December 31, 2001 consolidated balance sheet of Valero L.P. to include the Wichita Falls Business as if it had been combined with Valero L.P. as of December 31, 2001. Upon execution of the acquisition on February 1, 2002, partners’ equity/net parent investment was reduced by $51.3 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Valero L.P.’s operations provide transportation and storage services to Valero Energy and other unrelated customers. Valero L.P. provides these services with its crude oil and refined product pipelines, refined product terminals and crude oil storage tanks located near or connected to eight of Valero Energy’s refineries. As a result of the significant relationship with Valero Energy, the operating results of Valero L.P. are affected by factors affecting the business of Valero Energy, including refinery utilization rates, refinery maintenance turnarounds, crude oil prices, the demand for refined products and industry refining capacity.

Since Valero L.P.’s initial public offering in 2001, Valero L.P. has more than doubled in size as a result of the acquisitions it has completed.

•	In 2001, after the initial public offering, Valero L.P. acquired the Southlake refined product terminal and the Ringgold crude oil storage facility connected to the Ringgold to Ardmore crude oil pipeline for a combined total cost of $10.8 million;

•	In 2002, Valero L.P. acquired the Wichita Falls to McKee crude oil pipeline and related Wichita Falls crude oil storage facility and the Texas City crude hydrogen pipeline for a combined total cost of $75.0 million; and

•	In 2003, Valero L.P. acquired the South Texas Pipelines and Terminals, the Crude Oil Storage Tanks, the Southlake refined product pipeline, the Telfer asphalt terminal, the Shell pipeline interest and the Paulsboro refined product terminal for a combined total cost of $411.2 million.

These acquisitions have resulted in an 83.6% increase in revenues and 51.7% increase in net income from the year ended December 31, 2001 to the year ended December 31, 2003.

To fund these acquisitions as well as the redemption of $134.1 million of common units (3,809,750 common units) in March 2003, Valero L.P. used a combination of debt and equity offerings as follows:

•	In 2002, Valero Logistics issued $100.0 million of 6.875% senior notes; and

•	In 2003, Valero Logistics issued $250.0 million of 6.05% senior notes and Valero L.P. issued 7,567,250 common units for $272.5 million, including general partner contributions.

In February 2004, Valero L.P. acquired the Royal asphalt terminals for $28.1 million and borrowed $38.0 million under the revolving credit facility to fund the Royal acquisition and to fund a portion of the Nuevo Laredo, Mexico propane terminal and related pipeline construction costs.

Management intends to further grow the asset base of Valero L.P. by completing additional acquisitions and/or expanding existing facilities in order to increase the cash distributions to unitholders. Since Valero L.P.’s initial public offering, the quarterly cash distribution paid to its limited partners has increased from $0.60 per unit for the second quarter of 2001 to $0.75 per unit for the fourth quarter of 2003. Total cash distributions paid to unitholders and the general partner have totaled $140.3 million for the period from April 16, 2001 through December 31, 2003.

Implementation of Segment Reporting

Prior to March 18, 2003, Valero L.P. was a consolidated subsidiary of Valero Energy and its operating performance was measured on an entity level basis. This measurement methodology was also used by UDS prior to Valero Energy’s acquisition of UDS on December 31, 2001. In addition, operational management of Valero L.P. reported to Valero Energy management as part of Valero Energy’s pipelines and terminals division. The historical organizational structure and method used to measure operating performance resulted in Valero L.P. having only one segment, an entity level segment.

On March 18, 2003, as a result of the common unit redemption transaction, the sale of additional common units to the public and certain changes to the partnership agreement, Valero Energy’s equity ownership in Valero L.P. was reduced to 49.5% and Valero Energy was deemed to no longer control Valero L.P. Accordingly, Valero L.P. was no longer consolidated into Valero Energy. At the same time that the ownership level of Valero L.P. was reduced, a new expanded management team was announced, which separated Valero L.P.’s business into four operating units. Based on these changes and the subsequent development of performance metrics for each operating unit, it was determined that Valero L.P. had four business segments in accordance with Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The four segments include the refined product pipelines segment, the crude oil pipelines segment, the refined product terminals segment and the crude oil storage tanks segment. Historical information for the years ended December 31, 2002 and 2001 has been restated to reflect the new segments.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The results of operations for the year ended December 31, 2003 presented in the following table are derived from the consolidated statement of income for Valero L.P. and subsidiaries for the year ended December 31, 2003, which includes the results of operations of the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks for the period from March 19, 2003 through December 31, 2003, the Telfer asphalt terminal from January 7, 2003 through December 31, 2003, the Shell pipeline interest from May 1, 2003 through December 31, 2003, the Southlake refined product pipeline from August 1, 2003 through December 31, 2003 and the Paulsboro refined product terminal from September 4, 2003 through December 31, 2003. The results of operations for the year ended December 31, 2002 presented in the following table are derived from the consolidated statement of income for Valero L.P. and subsidiaries, which includes the Wichita Falls Business for the month ended January 31, 2002 prior to its actual acquisition on February 1, 2002 and the results of operations of the crude hydrogen pipeline from June 1, 2002 through December 31, 2002.

	Years Ended December 31,
	2003	2002
Statement of Income Data:	(in thousands)

Revenues	$181,450	$118,458

Costs and expenses:
Operating expenses	64,609	37,838
General and administrative expenses	7,537	6,950
Depreciation and amortization	26,267	16,440

Total costs and expenses	98,413	61,228

Operating income	83,037	57,230
Equity income from Skelly-Belvieu Pipeline Company	2,416	3,188
Interest expense, net	(15,860)	(4,880)

Income before income tax expense	69,593	55,538
Income tax expense	—	(395)

Net income	69,593	55,143
Less net income applicable to general partner	(3,959)	(2,187)
Less net income related to the Wichita Falls Business for the month ended January 31, 2002	—	(650)

Net income applicable to the limited partners’ interest	$65,634	$52,306

	December 31,
	2003	2002
	(in thousands)
Balance Sheet Data:
Long-term debt, including current portion (1)	$354,192	$109,658
Partners’ equity (2)	438,163	293,895
Debt-to-capitalization ratio (1) / ((1) + (2))	44.7%	27.2%

Segment Operating Data for the Years Ended December 31, 2003 and 2002:

The following table reflects the results of operations for each of Valero L.P.’s operating segments and a reconciliation of the combined segments to the consolidated statements of income.

	Years Ended December 31,
	2003	2002
	(in thousands, except barrel/day information)
Refined Product Pipelines:
Throughput (barrels/day)(a)	392,145	295,456
Revenues	$72,276	$52,302
Operating expenses	28,914	16,202
Depreciation and amortization	12,380	8,051

Segment operating income	$30,982	$28,049

Crude Oil Pipelines:
Throughput (barrels/day)	355,008	348,023
Revenues	$50,741	$47,925
Operating expenses	15,196	13,541
Depreciation and amortization	5,379	5,618

Segment operating income	$30,166	$28,766

Refined Product Terminals:
Throughput (barrels/day)(a)	225,426	175,559
Revenues	$31,269	$18,231
Operating expenses	15,447	8,095
Depreciation and amortization	3,508	2,771

Segment operating income	$12,314	$7,365

Crude Oil Storage Tanks:
Throughput (barrels/day)(a)	366,986	—
Revenues	$27,164	—
Operating expenses	5,052	—
Depreciation and amortization	5,000	—

Segment operating income	$17,112	—

Consolidated Information:
Revenues	$181,450	$118,458
Operating expenses	64,609	37,838
Depreciation and amortization	26,267	16,440

Segment operating income	90,574	64,180
General and administrative expense	7,537	6,950

Consolidated operating income	$83,037	$57,230

(a)	During the years ended December 31, 2003 and 2002, Valero L.P. completed several acquisitions as discussed above. The throughput related to these newly acquired assets included in the table above is calculated based on throughput for the period from the date of acquisition through December 31st, divided by 365 days.

Refined Product Pipelines

Revenues for the refined product pipelines increased $20.0 million and throughput increased 33% due primarily to the acquisition of the South Texas Pipelines on March 18, 2003 and the Southlake refined product pipeline on August 1, 2003. Revenues for the South Texas Pipelines and Southlake refined product pipeline were $22.5 million and throughput totaled 102,650 barrels per day, on a basis of 365 days, from date of acquisition through December 31, 2003. Partially offsetting the increased revenues related to the acquisitions was a $4.5 million decrease in revenues related to the McKee to Colorado Springs to Denver pipeline resulting from Valero Energy maximizing production at its Denver refinery and lower jet fuel sales by Valero Energy in Colorado Springs, resulting in lower throughput in this pipeline.

Operating expenses for the refined product pipelines increased $12.7 million or 78% due primarily to the expenses associated with the operations of the South Texas Pipelines and the Southlake refined product pipeline. Operating expenses for the South Texas Pipelines and Southlake refined product pipeline were $11.4 million from the date of acquisition through December 31, 2003. In addition, Valero L.P. incurred higher pipeline inspection and repair costs during 2003 as compared to 2002 primarily for the Amarillo to Albuquerque refined product pipeline and the Three Rivers to San Antonio refined product pipeline, and increased utility costs due to higher electricity rates as a result of higher natural gas prices during 2003.

Depreciation and amortization expense for the refined product pipelines increased 54% or $4.3 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002 due to the acquisitions completed during 2003.

Crude Oil Pipelines

Revenues for the crude oil pipelines increased $2.8 million due primarily to increased revenues for the Wichita Falls to McKee and the Corpus Christi to Three Rivers crude oil pipelines as a result of a combined 7% increase in throughput barrels. Revenues and throughput for Valero L.P.’s other crude oil pipelines for 2003 were comparable to 2002.

Operating expenses for the crude oil pipelines increased $1.7 million or 12% due to increased chemical expenses related to drag reducing agents to transport higher volumes of heavier sour crude oil and increased utility costs to transport the higher throughput in 2003 as compared to 2002. Utility costs were higher during 2003 due to higher electricity rates as a result of higher natural gas prices.

Depreciation and amortization expense for the crude oil pipelines for the year ended December 31, 2003 remained level with the amount recognized for the year ended December 31, 2002 due to no significant changes in the underlying property, plant and equipment balances.

Refined Product Terminals

Revenues for the refined product terminals increased $13.0 million and throughput increased 28% due primarily to the acquisitions of the Telfer asphalt terminal on January 7, 2003, the South Texas Terminals on March 18, 2003 and the Paulsboro refined product terminal on September 3, 2003. Revenues for the acquired terminals were $10.8 million and throughput totaled 47,761 barrels per day, on a basis of 365 days, from the date of acquisition through December 31, 2003. Revenues for the other refined product terminals increased $2.2 million due primarily to an increase in the additive blending fee from $0.04 per barrel to $0.12 per barrel effective January 1, 2003.

Operating expenses for the refined product terminals increased $7.4 million or 91% due primarily to the expenses associated with the operations of the South Texas Terminals, the Telfer asphalt terminal and the Paulsboro refined product terminal. Operating expenses for the South Texas Terminals, the Telfer asphalt terminal and the Paulsboro refined product terminal were $5.3 million from the date of acquisition through December 31, 2003. In addition, chemical expenses related to gasoline additives increased by $1.0 million, as a result of Valero L.P. purchasing the additives during 2003 versus customers supplying the additives in 2002.

Depreciation and amortization expense increased 27% or $0.7 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002 due to the acquisitions completed during 2003.

Crude Oil Storage Tanks

Revenues for the crude oil storage tanks represent revenues earned on the throughput barrels from the date of acquisition, March 18, 2003, through December 31, 2003. Operating expenses for the crude oil storage tanks consist primarily of the fees charged by Valero Energy for the personnel providing operating and routine maintenance services, and rent expense charged by Valero Energy under the lease and access agreements. Depreciation and amortization expense was recognized for the period from March 18, 2003 through December 31, 2003.

General Partnership and Other

General and administrative expenses were as follows:

	Years Ended December 31,
	2003	2002
	(in thousands)

Services Agreement with Valero Energy	$5,200	$5,200
Third party expenses	1,953	1,650
Compensation expense related to restricted common units and unit options	910	721
General and administrative expenses related to the Wichita Falls Business for the month ended January 31, 2002	—	40
Reimbursement from partners on jointly owned pipelines	(526)	(661)

	$7,537	$6,950

General and administrative expenses increased 8% or $0.6 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002 due primarily to an increase in third party expenses related to Valero L.P. being a publicly held entity and higher compensation expense related to the award of restricted common units and unit options to Valero GP, LLC employees, officers and directors providing services to Valero L.P. (see Note 13: Employee Benefit Plans). During 2003, as a result of doing business in New Jersey (the Paulsboro refined product terminal acquisition), Valero L.P. incurred $0.3 million of franchise taxes. The reimbursement from partners on jointly owned pipelines was lower in 2003 as a result of Valero L.P.’s purchase of Shell’s interest in the Amarillo to Abernathy and the Abernathy to Lubbock refined product pipelines.

Equity income from Skelly-Belvieu Pipeline Company decreased 24% or $0.8 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002 due to an 11% decrease in throughput barrels in the Skellytown to Mont Belvieu refined product pipeline and higher integrity maintenance expenses incurred in 2003. The decreased throughput in 2003 is due to both Valero Energy and ConocoPhillips utilizing greater quantities of liquefied petroleum gases to run their refining operations instead of selling the gases to third parties in Mont Belvieu.

Interest expense for the year ended December 31, 2003 was $15.9 million, net of interest income of $0.2 million, capitalized interest of $0.1 million, and interest income related to the interest rate swaps of $4.9 million as compared to $4.9 million of net interest expense for the year ended December 31, 2002. Interest expense was higher in 2003 due to interest expense related to the $250.0 million of 6.05% senior notes issued in March 2003 to fund the redemption of common units owned by UDS Logistics, LLC, redeem a related portion of the general partner interest and fund a portion of the acquisitions. Partially offsetting the higher interest expense in 2003 is the effect of interest rate swaps entered into during the first four months of 2003. Valero Logistics entered into $167.5 million (notional amount) of interest rate swaps, which effectively convert $167.5 million of fixed-rate debt to variable-rate debt, reducing the effective interest rate on such debt by approximately 3% based on current rates.

Income tax expense for the year ended December 31, 2002 represents income tax expense incurred by the Wichita Falls Business during the month ended January 31, 2002, prior to the transfer of the Wichita Falls Business to Valero L.P.

Net income for the year ended December 31, 2003 was $69.6 million as compared to $55.1 million for the year ended December 31, 2002, an increase of 26%. This increase was primarily attributable to the additional operating income generated from the various acquisitions completed during 2003, partially offset by higher interest costs related to the debt incurred to fund a portion of the acquisition costs. On a per unit basis, net income per unit applicable to the limited partners’ interest increased 11% or $0.30 per unit for the year ended December 31, 2003 as compared to the year ended December 31, 2002. This per unit increase was also attributable to the acquisitions completed during the year ended December 31, 2003; however, the per unit amount was impacted by an increase in the number of common units outstanding as a result of the equity offerings completed in 2003 to fund a portion of the acquisition costs.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

The results of operations for the year ended December 31, 2002 presented in the following table are derived from the consolidated statement of income for Valero L.P. and subsidiaries for the year ended December 31, 2002, which includes the Wichita Falls Business for the month ended January 31, 2002 prior to its actual acquisition on February 1, 2002 and the results of operations of the crude hydrogen pipeline from June 1, 2002 through December 31, 2002. The results of operations for the year ended December 31, 2001 presented in the following table are derived from the consolidated statement of income for Valero L.P. and subsidiaries for the period from April 16, 2001 through December 31, 2001 and the combined statement of income for Valero L.P. and Valero Logistics for the period from January 1, 2001 through April 15, 2001, which in this discussion are combined and referred to as the year ended December 31, 2001. Included in the results of operations for the period subsequent to April 15, 2001 are the results of operations of the Southlake refined product terminal from July 2, 2001 and the Ringgold crude oil storage facility from December 1, 2001.

	Years Ended December 31,
	2002	2001
	(in thousands)
Statement of Income Data:
Revenues	$118,458	$98,827

Costs and expenses:
Operating expenses	37,838	33,583
General and administrative expenses	6,950	5,349
Depreciation and amortization	16,440	13,390

Total costs and expenses	61,228	52,322

Operating income	57,230	46,505
Equity income from Skelly-Belvieu Pipeline Company	3,188	3,179
Interest expense, net	(4,880)	(3,811)

Income before income tax expense	55,538	45,873
Income tax expense	(395)	—

Net income	55,143	45,873
Less net income applicable to general partner	(2,187)	(715)
Less net income related to the Wichita Falls Business for the month ended January 31, 2002 and net income related to the period from January 1, 2001 through April 15, 2001	(650)	(10,126)

Net income applicable to the limited partners’ interest	$52,306	$35,032

	December 31,
	2002	2001
	(in thousands)
Balance Sheet Data:
Long-term debt, including current portion (1)	$109,658	$26,122
Partners’ equity (2)	293,895	342,166
Debt-to-capitalization ratio (1) / ((1)+(2))	27.2%	7.1%

Segment Operating Data for the Years Ended December 31, 2002 and 2001:

The following table reflects the results of operations for each of Valero L.P.’s operating segments and a reconciliation of the combined segments to the consolidated statements of income.

	Years Ended December 31,
	2002	2001
	(in thousands, except barrel/day information)
Refined Product Pipelines:
Throughput (barrels/day)	295,456	308,047
Revenues	$52,302	$53,479
Operating expenses	16,202	18,582
Depreciation and amortization	8,051	7,511

Segment operating income	$28,049	$27,386

Crude Oil Pipelines:
Throughput (barrels/day)(a)	348,023	303,811
Revenues	$47,925	$27,438
Operating expenses	13,541	7,311
Depreciation and amortization	5,618	3,419

Segment operating income	$28,766	$16,708

Refined Product Terminals:
Throughput (barrels/day)(a)	175,559	176,771
Revenues	$18,231	$17,910
Operating expenses	8,095	7,690
Depreciation and amortization	2,771	2,460

Segment operating income	$7,365	$7,760

Consolidated Information:
Revenues	$118,458	$98,827
Operating expenses	37,838	33,583
Depreciation and amortization	16,440	13,390

Segment operating income	64,180	51,854
General and administrative expense	6,950	5,349

Consolidated operating income	$57,230	$46,505

(a)	During the years ended December 31, 2002 and 2001, Valero L.P. completed several acquisitions as discussed above. The throughput related to these newly acquired assets included in the table above is calculated based on throughput for the period from the date of acquisition through December 31st, divided by 365 days.

Refined Product Pipelines

Revenues for the refined product pipelines decreased $1.2 million and throughput decreased 4% due primarily to decreased revenues for the McKee to Colorado Springs to Denver refined product pipeline due to a 16% decrease in throughput barrels resulting from reduced production at Valero Energy’s McKee refinery. During the first quarter of 2002, Valero Energy completed several planned refinery turnaround projects at the McKee refinery, which significantly reduced production and thus reduced throughput barrels. Partially offsetting the decrease in revenues for the McKee to Colorado Springs to Denver refined product pipeline were $0.8 million in revenues related to the crude hydrogen pipeline which was acquired on May 29, 2002.

Operating expenses for the refined product pipelines decreased $2.4 million due primarily to lower utility expenses as a result of lower natural gas prices, participation in Texas electricity deregulation, negotiating lower rates with utility providers and implementation of power optimization software.

Depreciation and amortization expense for the refined product pipelines increased 7% or $0.5 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001 due to the additional depreciation expense related to the crude hydrogen pipeline acquired on May 29, 2002.

Crude Oil Pipelines

Revenues for the crude oil pipelines increased $20.5 million and throughput increased 15% due primarily to the acquisition of the Wichita Falls to McKee crude oil pipeline effective January 1, 2002. Revenues for the Wichita Falls to McKee crude oil pipeline were $22.9 million for the year ended December 31, 2002. Partially offsetting the Wichita Falls to McKee crude oil pipeline revenues was a $2.4 million decrease in revenues for the Corpus Christi to Three Rivers crude oil pipeline due to a 13% decrease in throughput barrels, as a result of reduced production at the Three Rivers refinery. During the first half of 2002, Valero Energy initiated economic-based refinery production cuts at the Three Rivers refinery. In addition, during the first quarter of 2002, Valero Energy completed several refinery turnaround projects resulting in a partial shutdown of the refinery and reduced throughput barrels in Valero L.P.’s pipelines.

Operating expenses for the crude oil pipelines increased $6.2 million due primarily to the expenses associated with the operations of the Wichita Falls to McKee crude oil pipeline. Operating expenses for the Wichita Falls to McKee crude oil pipeline were $5.9 million for the year ended December 31, 2002.

Depreciation and amortization expense for the crude oil pipelines increased 64% or $2.2 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001 due to the additional depreciation expense related to the acquisition of the Wichita Falls to McKee crude oil pipeline effective January 1, 2002 and the Ringgold crude oil storage facility on December 1, 2001.

Refined Product Terminals

Revenues for the refined product terminals increased $0.3 million due primarily to the acquisition of the Southlake refined product terminal on July 1, 2001. Revenues for the Southlake refined product terminal were $1.0 million higher for the full year of 2002 as compared to the second half of 2001. Partially offsetting the Southlake refined product terminal revenues was a decrease in revenues of $0.6 million for the Corpus Christi refined product terminal. In 2002, as a result of Valero Energy’s economic-based refinery production cuts at the Three Rivers refinery, lower volumes of benzene, toluene and xylene were transported to Corpus Christi.

Operating expenses for the refined product terminals increased $0.4 million due primarily to the expenses associated with the operations of the Southlake refined product terminal. Operating expenses for the Southlake refined product terminal were $0.5 million higher in 2002 as compared to 2001, due to a full year of operating expenses in 2002.

Depreciation and amortization expense for the refined product terminals increased 13% or $0.3 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001 due to the additional depreciation expense related to the Southlake refined product terminal.

General Partnership and Other

General and administrative expenses were as follows:

	Years Ended December 31,
	2002	2001
	(in thousands)

Services Agreement with Valero Energy	$5,200	$5,200
Third party expenses	1,650	730
Compensation expense related to restricted common units	721	—
General and administrative expenses related to the Wichita Falls Business for the month ended January 31, 2002	40	—
Reimbursement from partners on jointly owned pipelines	(661)	(581)

	$6,950	$5,349

General and administrative expenses increased 30% or $1.6 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001 due primarily to an increase in third party expenses and the recognition of compensation expense related to the award of restricted common units to Valero GP, LLC employees, officers and directors providing services to Valero L.P. (see Note 13: Employee Benefit Plans). The increase in third party expenses was due to higher audit fees, increased costs for the unitholder annual report and income tax reports, and a full year of director fees in 2002.

Equity income from Skelly-Belvieu Pipeline Company for the year ended December 31, 2002 was comparable to equity income recognized in the year ended December 31, 2001 as throughput barrels in the Skellytown to Mont Belvieu refined product pipeline increased 2% during 2002.

Interest expense for the year ended December 31, 2002 was $4.9 million, net of interest income of $0.2 million and capitalized interest of $0.3 million, as compared to $3.8 million of net interest expense for 2001. Interest expense was higher in 2002 due to additional borrowings to fund the acquisitions. Included in interest expense for 2002 was interest expense related to the $100.0 million of 6.875% senior notes issued in July 2002, the proceeds of which were used to repay borrowings under the variable-rate revolving credit facility. Included in interest expense for 2001 was interest expense of $2.5 million for the period from January 1, 2001 through April 15, 2001 related to the $107.7 million of debt due to parent that Valero L.P. paid off on April 16, 2001 upon closing its initial public offering.

Net income for the year ended December 31, 2002 was $55.1 million as compared to $45.9 million for the year ended December 31, 2001, an increase of 20%. This increase in net income was primarily attributable to the additional operating income generated from the acquisitions completed during 2002, partially offset by higher interest costs related to the debt incurred to fund a portion of the acquisitions and lower throughput barrels in 2002 resulting from economic-based refinery production cuts at the three Valero Energy refineries served by Valero L.P.’s pipelines and terminals during 2002.

On a per unit basis, net income per unit applicable to the limited partners’ interest increased 49% or $0.90 per unit for the year ended December 31, 2002 as compared to the year ended December 31, 2001. This per unit increase was primarily attributable to Valero L.P.’s initial public offering occurring on April 16, 2001. Net income for the period January 1, 2001 to April 15, 2001 of $10.1 million was allocated entirely to the general partner and thus was not included in the determination of net income per unit applicable to limited partners.

Liquidity and Capital Resources

Valero L.P.’s primary cash requirements, in addition to normal operating expenses, are for capital expenditures (both reliability and expansion), business and asset acquisitions, distributions to partners and debt service. Valero L.P. expects to fund its short-term needs for such items as reliability capital expenditures and quarterly distributions to the partners from operating cash flows. Capital expenditures for long-term needs resulting from future expansion projects and acquisitions are expected to be funded by a variety of sources including cash flows from operating activities, borrowings under the revolving credit facility and the issuance of additional common units, debt securities and other capital market transactions.

Revolving Credit Facility

On March 6, 2003, Valero Logistics amended its December 2000 revolving credit facility, increasing its credit limit to $175.0 million. The revolving credit facility expires on January 15, 2006. At Valero Logistics’ option, borrowings under the revolving credit facility bear interest based on either an alternative base rate or LIBOR. Valero Logistics also incurs a facility fee on the aggregate commitments of lenders under the revolving credit facility, whether used or unused. Borrowings under the revolving credit facility may be used for working capital and general partnership purposes; however borrowings to fund distributions to unitholders are limited to $40.0 million. All borrowings designated as borrowings subject to the $40.0 million sublimit must be reduced to zero for a period of at least 15 consecutive days during each fiscal year. The revolving credit facility also allows Valero Logistics to issue letters of credit for an aggregate of $75.0 million. The borrowings under the revolving credit facility are unsecured and rank equally with all of Valero Logistics’ outstanding unsecured and unsubordinated debt. The revolving credit facility is irrevocably and unconditionally guaranteed by Valero L.P. Valero L.P.’s guarantee ranks equally with all of its existing and future unsecured senior obligations.

The revolving credit facility requires that Valero Logistics maintain certain financial ratios, as defined in the revolving credit facility, including a consolidated debt coverage ratio not to exceed 4.0 to 1.0 and a consolidated interest coverage ratio no less than 3.5 to 1.0. The revolving credit facility includes other restrictive covenants, including a prohibition on distributions by Valero Logistics to Valero L.P. if any default, as defined in the revolving credit facility, exists or would result from the distribution. The revolving credit facility also includes a change-in-control provision, which requires that Valero Energy continue to own, directly or indirectly, 51% of Valero L.P.’s general partner interest or Valero Energy and/or Valero L.P. own 100% of the general partner interest in Valero Logistics or 100% of the outstanding limited partner interests in Valero Logistics. Management believes that Valero Logistics is in compliance with all of these ratios and covenants.

On March 18, 2003, Valero Logistics borrowed $25.0 million under the revolving credit facility to partially fund the purchase of the South Texas Pipelines and Terminals from Valero Energy, which borrowings were repaid during the second quarter of 2003, primarily from proceeds from the common unit offerings completed by Valero L.P. During the first quarter of 2002, Valero Logistics borrowed $64.0 million under the revolving credit facility to purchase the Wichita Falls Business from Valero Energy and during the second quarter of 2002, Valero Logistics borrowed an additional $11.0 million to purchase a crude hydrogen pipeline from Valero Energy. During the third quarter of 2002, the outstanding balance under the revolving credit facility of $91.0 million was paid off with proceeds from the $100.0 million of 6.875% senior notes issued in July of 2002. As of December 31, 2003, Valero Logistics had no outstanding borrowings under the revolving credit facility.

Senior Notes

On March 18, 2003, Valero Logistics issued, in a private placement to institutional investors, $250.0 million of 6.05% senior notes, due March 15, 2013, with interest payable in arrears on March 15 and September 15 of each year beginning September 15, 2003. The net proceeds of $247.3 million were used to redeem 3,809,750 common units held by UDS Logistics, LLC ($134.1 million), redeem a related portion of the general partner interest ($2.9 million) and partially fund the South Texas Pipelines and Terminals acquisition cost. On July 10, 2003, Valero Logistics exchanged all of the $250.0 million of privately issued 6.05% senior notes for a like principal amount of 6.05% senior notes that were registered under the Securities Act of 1933.

On July 15, 2002, Valero Logistics issued $100.0 million of 6.875% senior notes due July 15, 2012 with interest payable in arrears on January 15 and July 15 of each year. The net proceeds were used to repay the $91.0 million then outstanding under the revolving credit facility.

Neither series of senior notes have sinking fund requirements. The 6.05% senior notes rank equally with all other existing senior unsecured indebtedness of Valero Logistics, including indebtedness under the revolving credit facility and the 6.875% senior notes. Both series of senior notes contain restrictions on Valero Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit Valero Logistics’ ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions. Also, both series of senior notes are irrevocably and unconditionally guaranteed on a senior unsecured basis by Valero L.P. The guarantee by Valero L.P. ranks equally with all of its existing unsecured and unsubordinated indebtedness and is required to rank equally with any future unsecured and unsubordinated indebtedness. At the option of Valero Logistics, each of the series of senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date.

The senior notes also include change-in-control provisions, which require that an investment grade entity own and control the general partner of Valero L.P. and Valero Logistics. Otherwise, Valero Logistics must offer to purchase the senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase.

Interest Rate Swaps

During the first four months of 2003, Valero Logistics entered into interest rate swap agreements to manage its exposure to changes in interest rates. The interest rate swap agreements have an aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, Valero Logistics will receive a fixed rate (6.875% and 6.05%, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement. Valero Logistics accounts for the interest rate swaps as fair value hedges, with changes in the fair value of each swap and the related debt instrument recorded as an adjustment to interest expense in the consolidated statements of income.

Common Unit Offerings

On March 18, 2003, Valero L.P. closed on a public offering of 5,750,000 common units for net proceeds of $204.6 million, including a $4.3 million general partner contribution from Riverwalk Logistics to maintain its 2% general partner interest. Valero L.P. used the net proceeds primarily to fund the acquisition of the Crude Oil Storage Tanks. On April 16, 2003, Valero L.P. closed on the exercise of a portion of the underwriters’ over-allotment option, by selling 581,000 common units for net proceeds of $20.9 million, including a $0.5 million general partner contribution. Valero L.P. used the net proceeds to pay down the then outstanding balance due under the revolving credit facility.

On August 11, 2003, Valero L.P. closed on a public offering of 1,236,250 common units, which included 161,250 common units related to an over-allotment option, for net proceeds of $49.3 million, including a $1.0 million general partner contribution. Valero L.P. used the net proceeds primarily to fund the acquisitions of the Southlake refined product pipeline and the Paulsboro refined product terminal.

On April 16, 2001, Valero L.P. closed its initial public offering of 5,175,000 common units for net proceeds of $111.9 million. In addition, Valero Logistics borrowed $20.5 million under the revolving credit facility. Valero L.P. used the net proceeds to repay $107.7 million of debt due to parent, reimburse affiliates of UDS $20.5 million for previous capital expenditures and pay $0.4 million of debt issuance costs. The remaining net proceeds of $3.8 million were used for working capital and general partnership purposes.

Shelf Registration Statement

On October 2, 2003, Valero L.P. and Valero Logistics filed a $750.0 million universal shelf registration statement with the SEC covering the issuance of an unspecified amount of common units or debt securities or a combination thereof. Valero L.P. may, in one or more offerings, offer and sell common units representing limited partner interests in Valero L.P. Valero Logistics may, in one or more offerings, offer and sell debt securities, which will be fully and unconditionally guaranteed by Valero L.P. The full balance of the $750.0 million universal shelf registration statement is available. The remaining balance of $116.5 million related to the previously filed $500.0 million universal shelf registration statement was cancelled.

Distributions

Valero L.P.’s partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and the general partner will receive. During the subordination period, if there is sufficient available cash, the holders of Valero L.P.’s common units are entitled to receive each quarter a minimum quarterly distribution of $0.60 per unit ($2.40 annualized) prior to any distribution of available cash to holders of Valero L.P.’s subordinated units. In addition, the general partner is entitled to incentive distributions, as defined below, if the amount Valero L.P. distributes with respect to any quarter exceeds $0.60 per unit.

The following table reflects the allocation of the total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

	Years Ended December 31,		April 16 through December 31,
	2003	2002	2001
	(in thousands, except per unit data)

General partner interest	$1,404	$1,103	$667
General partner incentive distribution	2,620	1,103	—

Total general partner distribution	4,024	2,206	667
Limited partners’ distribution	66,179	52,969	32,692

Total cash distributions	$70,203	$55,175	$33,359

Cash distributions per unit applicable to limited partners	$2.95	$2.75	$1.70

The distributions for the year ended December 31, 2001, represent the minimum quarterly distribution for the period subsequent to Valero L.P.’s initial public offering, the period from April 16, 2001 through December 31, 2001. On February 13, 2004, Valero L.P. paid a quarterly cash distribution of $0.75 per unit for the fourth quarter of 2003.

Capital Requirements

The petroleum pipeline and terminalling industry is capital-intensive, requiring significant investments to maintain, upgrade or enhance existing operations and to comply with environmental and safety laws and regulations. Valero L.P.’s capital expenditures consist primarily of:

•	reliability capital expenditures (formerly referred to as maintenance capital expenditures), such as those required to maintain equipment reliability and safety and to address environmental and safety regulations; and

•	expansion capital expenditures, such as those to expand and upgrade pipeline capacity and to construct new pipelines, terminals and storage tanks. In addition, expansion capital expenditures may include acquisitions of pipelines, terminals or storage tank assets.

During the year ended December 31, 2003, Valero L.P. incurred reliability capital expenditures of $10.4 million primarily related to pipeline replacements along the Corpus Christi to Pasadena refined product pipeline, tank and pipeline pump station upgrades at several locations and system automation projects related to terminal and pipeline management software. Expansion capital expenditures of $21.2 million were primarily related to the construction of the Nuevo Laredo, Mexico propane terminal and related pipeline, the addition of new pumps on the Wichita Falls to McKee crude oil pipeline and the expansion of the Corpus Christi to Edinburg refined product pipeline. Also during 2003, Valero L.P. completed $411.2 million of acquisitions, which included the following:

•	South Texas Pipelines and Terminals from Valero Energy for $150.1 million,

•	Crude Oil Storage Tanks from Valero Energy for $200.2 million,

•	Southlake refined product pipeline from Valero Energy for $29.9 million,

•	Telfer asphalt terminal from Telfer Oil Company for $15.3 million,

•	Paulsboro refined product terminal from ExxonMobil Oil Corporation for $14.1 million, and

•	Shell pipeline interest from Shell Pipeline Company, LP for $1.6 million.

During the year ended December 31, 2002, Valero L.P. incurred reliability capital expenditures of $3.9 million primarily related to tank and automation upgrades at both the refined product terminals and the crude oil storage facilities and corrosion protection and automation upgrades for refined product pipelines. Expansion capital expenditures of $1.8 million were primarily related to the completion of the Amarillo to Albuquerque refined product pipeline expansion, which is net of ConocoPhillips’ 50% share of costs. Also during 2002, Valero L.P. completed $75.0 million of acquisitions, which included the following:

•	Wichita Falls Business (consisting of the Wichita Falls to McKee crude oil pipeline and related storage facility) from Valero Energy for $64.0 million, and

•	Crude hydrogen pipeline from Valero Energy for $11.0 million.

During the year ended December 31, 2001, Valero L.P. incurred reliability capital expenditures of $2.8 million primarily related to tank and automation upgrades at the refined product terminals and cathodic (corrosion) protection and automation upgrades for both refined product and crude oil pipelines. Expansion capital expenditures of $4.3 million included $1.8 million for rights-of-way related to the expansion of the Amarillo to Albuquerque refined product pipeline, which is net of ConocoPhillips’ 50% share of such costs. Also during 2001, Valero L.P. completed $10.8 million of acquisitions, which included the following:

•	Southlake refined product terminal from Valero Energy for $5.6 million, and

•	Ringgold crude oil storage facility from Valero Energy for $5.2 million.

On February 20, 2004, Valero L.P. purchased two asphalt terminals from Royal for $28.1 million, which was funded with proceeds from borrowings under the revolving credit facility. The two asphalt terminals have a combined storage capacity of 500,000 barrels and are located in Catoosa, Oklahoma and Rosario, New Mexico. In conjunction with the Royal acquisition, Valero L.P. entered into a five-year Terminal Storage and Throughput Agreement with Valero Energy, which requires Valero Energy to utilize the two terminals for at least 18.5% of its combined asphalt production at the McKee and Ardmore refineries.

For 2004, Valero L.P. expects to incur approximately $33.5 million of capital expenditures, including $12.4 million for reliability capital projects (primarily pipeline replacements and automation upgrades) and $21.1 million for expansion capital projects. The 2004 expansion capital projects include $14.2 million related to the Nuevo Laredo, Mexico propane terminal and related pipeline and $1.6 million related to the expansion of the Corpus Christi to Edinburg refined product pipeline. Valero L.P. expects to fund its expansion capital expenditures with borrowings under its revolving credit facility and its reliability capital expenditures from cash provided by operations.

Valero L.P. believes it generates sufficient cash from its current operations to fund its day-to-day operating and general and administrative expenses and reliability capital expenditures. Valero L.P. also has available, borrowing capacity under Valero Logistics’ revolving credit facility and, to the extent necessary, it can raise additional funds from time to time through equity or debt offerings under the $750.0 million universal shelf registration statement. However, there can be no assurance regarding the availability of any future financings or whether such financings can be made available on terms acceptable to Valero L.P.

Long-Term Contractual Obligations

The following table presents long-term contractual obligations and commitments of Valero L.P. and the related payments due, in total and by period, as of December 31, 2003. Valero L.P. has no unconditional purchase obligations as of December 31, 2003.

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
	(in thousands)

Long-term debt (stated maturities)	$935	$1,701	$1,373	$350,183	$354,192
Operating leases	1,372	4,062	1,724	13,809	20,967
Right-of-way payments	27	81	54	317	479

The operating lease amounts in the above table include minimum rentals due under the various land leases for the refined product terminals, the Corpus Christi crude oil storage facility and the crude oil storage tanks.

Valero L.P. does not have any long-term contractual obligations related to its investment in the Skelly-Belvieu Pipeline Company, other than the requirement to operate the pipeline on behalf of the members and to fund Valero L.P.’s 50% share of capital expenditures as they arise. Skelly-Belvieu Pipeline Company does not have any outstanding debt as of December 31, 2003.

Related Party Transactions

In addition to owning a combined 45.7% general and limited partner interest in Valero L.P., Valero L.P. and Valero Energy have entered into a number of operating agreements, which govern the required services provided to and from Valero Energy. Most of the operating agreements include adjustment provisions, which allow Valero L.P. to increase the handling, storage and throughput fees charged by Valero L.P. to Valero Energy based on a Consumer Price Index. In addition, the pipeline tariffs charged by Valero L.P. are reviewed annually and adjusted based on an inflation index and may also be adjusted to take into consideration additional costs incurred to provide the transportation services. The following is a summary of the significant requirements of the individual agreements.

Services Agreement

Valero L.P. does not have any employees. Under the Services Agreement, employees of Valero Energy perform services on Valero L.P.’s behalf, and Valero L.P. reimburses Valero Energy for the services rendered, including salary, wages and employee benefit costs. In addition, Valero Energy provides certain corporate functions of legal, accounting, treasury, engineering, information technology and other services to Valero L.P. for an annual fee of $5.2 million. The Services Agreement has a term that extends to June 2008. Due to the significant growth of Valero L.P. over the past three years and the increased levels of service provided by Valero Energy for Valero L.P., Valero L.P. and Valero Energy have agreed to amend the terms of the Services Agreement, effective April 1, 2004, to change the annual services fee. Under the terms of the amended Services Agreement, the annual services fee will be $1.2 million. Each year over the next four years, the annual services fee will be increased by $1.2 million and by Valero Energy’s average percentage increase in salaries. The annual services fee may also be adjusted to account for changed service levels due to Valero L.P.’s acquisition, sale or construction of assets. Additionally, Valero L.P. will reimburse Valero Energy for the cost of corporate employees dedicated to Valero L.P. matters (currently estimated to be approximately $5.6 million per year, excluding employee bonus costs). The conflicts committee of the board of directors of Valero GP, LLC approved the amendment to the Services Agreement in March 2004.

Pipelines and Terminals Usage Agreement - McKee, Three Rivers and Ardmore

Under the terms of the Pipelines and Terminals Usage Agreement, Valero L.P. provides transportation services that support Valero Energy’s refining and marketing operations relating to the McKee, Three Rivers and Ardmore refineries. Pursuant to the agreement, Valero Energy has agreed through April 2008:

•	To transport in Valero L.P.’s crude oil pipelines at least 75% of the aggregate volumes of crude oil shipped to the McKee, Three Rivers and Ardmore refineries;

•	To transport in Valero L.P.’s refined product pipelines at least 75% of the aggregate volumes of refined products shipped from the McKee, Three Rivers and Ardmore refineries; and

•	To use Valero L.P.’s refined product terminals for terminalling services for at least 50% of the refined products shipped from the McKee, Three Rivers and Ardmore refineries.

In the event Valero Energy does not transport in Valero L.P.’s pipelines or use Valero L.P.’s terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, Valero Energy will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted-average pipeline tariff or terminal fee. During the year ended December 31, 2003, Valero Energy exceeded its obligations under the Pipelines and Terminals Usage Agreement. Additionally, Valero Energy has agreed not to challenge, or cause others to challenge Valero L.P.’s interstate or intrastate tariffs for the transportation of crude oil and refined products until at least April 2008.

Crude Oil Storage Tanks Agreements

In connection with the crude oil storage tank contribution, Valero L.P. and Valero Energy entered into the following agreements related to the operations of the crude oil storage tanks.

•	Handling and Throughput Agreement – Valero Energy has agreed to pay Valero L.P. a fee, for an initial period of ten years, for all crude oil and certain other feedstocks delivered to each of the Corpus Christi West refinery, the Texas City refinery and the Benicia refinery and to use Valero L.P. for handling all deliveries to these refineries. The throughput fees are adjustable annually, generally based on 75% of the regional consumer price index applicable to the location of each refinery. The agreement may be extended by Valero Energy for up to an additional five years.

•	Services and Secondment Agreements – Valero Energy has agreed to provide to Valero L.P. personnel who perform operating and routine maintenance services related to the crude oil storage tank operations. The annual reimbursement for services is an aggregate $3.5 million for the initial year and is subject to adjustment based on the actual expenses incurred and increases in the regional consumer price index. The initial term of the Services and Secondment Agreements is ten years with a Valero L.P. option to extend for an additional five years. In addition to the fees Valero L.P. has agreed to pay, Valero L.P. is responsible for operating expenses and specified capital expenditures related to the tank assets that are not addressed in the agreement. These operating expenses and capital expenditures include tank safety inspections, maintenance and repairs, certain environmental expenses, insurance premiums and ad valorem taxes.

•	Lease and Access Agreements – Valero L.P. leases from Valero Energy the real property on which the crude oil storage tanks are located for an aggregate of $0.7 million per year. The initial term of each lease is 25 years, subject to automatic renewal for successive one-year periods thereafter.

South Texas Pipelines and Terminals Agreements

In connection with the South Texas Pipelines and Terminals contribution, Valero L.P. and Valero Energy entered into the following agreements related to the operations of the pipelines and terminals:

A terminalling agreement pursuant to which Valero Energy agreed, during the initial period of five years, to pay a terminalling fee for each barrel of refined product stored or handled by or on behalf of Valero Energy at the terminals, including an additive fee for gasoline additive blended at the terminals. At the Houston Hobby Airport terminal, Valero Energy agreed to pay a filtering fee for each barrel of jet fuel stored or handled at the terminal.

A throughput commitment agreement pursuant to which Valero Energy agreed, for an initial period of seven years:

•	to transport in the Houston and Valley pipeline systems an aggregate of 40% of the Corpus Christi refineries’ gasoline and distillate production but only if the combined throughput in these pipelines is less than 110,000 barrels per day;

•	to transport in the Pettus to San Antonio refined product pipeline 25% of the Three Rivers refinery gasoline and distillate production and in the Pettus to Corpus Christi refined product pipeline 90% of the Three Rivers refinery raffinate production;

•	to use the Houston asphalt terminal for an aggregate of 7% of the asphalt production of the Corpus Christi refineries;

•	to use the Edinburg refined product terminal for an aggregate of 7% of the gasoline and distillate production of the Corpus Christi refineries, but only if the throughput at this terminal is less than 20,000 barrels per day; and

•	to use the San Antonio east terminal for 75% of the throughput in the Pettus to San Antonio refined product pipeline.

In the event Valero Energy does not transport in Valero L.P.’s pipelines or use Valero L.P.’s terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, it will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted-average pipeline tariff or terminal fee. Valero Energy has indicated to Valero L.P. that the segment of the Corpus Christi to Edinburg refined product pipeline that runs approximately 60 miles south from Corpus Christi to Seeligson Station may require repair and, in some places, replacement. Valero Energy has agreed to indemnify Valero L.P. for any costs Valero L.P. incurs to repair and replace this segment in excess of $1.5 million, excluding costs to upgrade the size of the pipe, which will be Valero L.P.’s responsibility. Valero Energy also agreed to allow Valero L.P. to increase its tariff to compensate for any revenue shortfall in the event Valero L.P. has to curtail throughput in the Corpus Christi to Edinburg refined product pipeline as a result of repair and replacement activities.

Other Agreements

•	A hydrogen tolling agreement, which provides that Valero Energy will pay Valero L.P. minimum annual revenues of $1.4 million for transporting crude hydrogen from BOC’s chemical facility in Clear Lake, Texas to Valero Energy’s Texas City refinery.

•	A terminal storage and throughput agreement related to the Pittsburg asphalt terminal, which provides that Valero Energy will pay Valero L.P. a monthly lease fee of $0.2 million, a minimum annual throughput fee of $0.4 million and will reimburse Valero L.P. for utility costs.

Equity Ownership

As of December 31, 2003, UDS Logistics, LLC, an indirect wholly owned subsidiary of Valero Energy, owns 614,572 of Valero L.P.’s outstanding common units and all 9,599,322 of Valero L.P.’s outstanding subordinated units. In addition, Valero GP, LLC, also an indirect wholly owned subsidiary of Valero Energy, owns 64,654 of Valero L.P.’s outstanding common units. As a result, Valero Energy owns a 43.7% limited partner interest in Valero L.P. and the 2% general partner interest held by Riverwalk Logistics.

Environmental, Health and Safety

Valero L.P. is subject to extensive federal, state and local environmental and safety laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures, pipeline integrity and operator qualifications. Because environmental and safety laws and regulations are becoming more complex and stringent and new environmental and safety laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental, health and safety matters is expected to increase.

Valero Energy has agreed to indemnify Valero L.P. for a period of approximately 10 years, for pre-acquisition environmental liabilities related to the assets transferred or otherwise acquired by Valero L.P. from Valero Energy. These indemnifications do not include liabilities that result from a change in environmental law subsequent to acquisition. As an operator or owner of the assets, Valero L.P. could be held liable for pre-acquisition environmental liabilities should Valero Energy be unable to fulfill its obligation. However, Valero L.P. believes that such a situation is remote given Valero Energy’s financial condition. As of December 31, 2003, Valero L.P. has accrued $0.1 million for environmental matters, which is expected to be spent over the next two years. As of December 31, 2002, Valero L.P. had not incurred any material environmental liabilities.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to select accounting policies and to make estimates and assumptions related thereto that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following summary provides further information about Valero L.P.’s critical accounting policies and should be read in conjunction with Note 2: Summary of Significant Accounting Policies, which summarizes Valero L.P.’s significant accounting policies.

Revenue Recognition

Revenues are derived from interstate and intrastate pipeline transportation of crude oil and refined products, the storage and throughput of crude oil and the terminalling and blending of refined products. Transportation revenues are based on pipeline tariffs that are subject to extensive federal and/or state regulation. Terminalling and blending revenues are based on fees which Valero L.P. believes are market based. Reductions to the current pipeline tariffs or terminalling and blending fees charged could have a material adverse effect on Valero L.P.’s results of operations. For the year ended December 31, 2003, 98% of Valero L.P.’s revenues were derived from Valero Energy and Valero Energy has agreed not to challenge certain of Valero L.P.’s pipeline tariffs or terminalling fees until at least April 2008. See Note 12: Related Party Transactions for a discussion of Valero L.P.’s relationship with Valero Energy.

Depreciation

Depreciation expense is calculated using the straight-line method over the estimated useful lives of Valero L.P.’s property, plant and equipment. Because of the expected long useful lives of the property, plant and equipment, Valero L.P. depreciates its property over periods ranging from 3 years to 40 years. Changes in the estimated useful lives of the property, plant and equipment could have a material adverse effect on Valero L.P.’s results of operations.

Impairment of Long-Lived Assets and Goodwill

Long-lived assets are required to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. An impairment loss should be recognized only if the carrying amount of the asset/goodwill is not recoverable and exceeds its fair value.

In order to test for recoverability, management must make estimates of projected cash flows related to the asset which include, but are not limited to, assumptions about the use or disposition of the asset, estimated remaining life of the asset, and future expenditures necessary to maintain the asset’s existing service potential. In order to determine fair value, management must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected cash flows, investment rates, interest/equity rates and growth rates, that could significantly impact the fair value of the long-lived asset or goodwill. Due to the subjectivity of the assumptions used to test for recoverability and to determine fair value, significant impairment charges could result in the future, thus affecting Valero L.P.’s future reported net income.

Asset Retirement Obligation

An entity is required to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate cannot be made in the period the asset retirement obligation is incurred, the liability should be recognized when a reasonable estimate of fair value can be made.

In order to determine fair value, management must make certain estimates and assumptions including, among other things, projected cash flows, a credit-adjusted risk-free rate, and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligation. These estimates and assumptions are very subjective. Valero L.P. has determined that it is obligated by contractual or regulatory requirements to remove assets or perform other remediation upon retirement of certain assets. However, the fair value of the asset retirement obligation cannot currently be reasonably estimated because the settlement dates are indeterminate. Valero L.P. will record an asset retirement obligation in the periods in which it can reasonably determine the settlement dates.

Income Allocation

Valero L.P.’s net income for each quarterly reporting period is first allocated to the general partner in an amount equal to the general partner’s incentive distribution declared for the respective reporting period. The remaining net income is allocated among the limited and general partners in accordance with their respective 98% and 2% interests.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which Valero L.P. is exposed is interest rate risk on Valero Logistics’ debt. Valero Logistics manages its debt considering various financing alternatives available in the market and manages its exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, Valero Logistics utilizes interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt.

Borrowings under the revolving credit facility expose Valero Logistics to increases in the benchmark interest rate underlying its variable-rate revolving credit facility. As of December 31, 2003, Valero Logistics’ fixed-rate debt consisted of the $250.0 million of 6.05% senior notes, the $100.0 million of 6.875% senior notes and the 8.0% Port of Corpus Christi Authority note payable. As of December 31, 2002, Valero Logistics’ fixed-rate debt consisted of the $100.0 million of 6.875% senior notes and the 8% Port of Corpus Christi Authority note payable.

The following table provides information about Valero Logistics’ long-term debt and interest rate derivative instruments,

all of which are sensitive to changes in interest rates. For long-term debt, principal cash flows and related weighted-average interest rates by expected maturity dates are presented. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Weighted-average variable rates are based on implied forward interest rates in the yield curve at the reporting date.

	December 31, 2003
	Expected Maturity Dates
	2004	2005	2006	2007	2008	There- after	Total	Fair Value
	(in thousands, except interest rates)
Long-term Debt:
Fixed rate	$935	$524	$566	$611	$660	$356,364	$359,660	$377,217
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	6.3%	6.3%
Variable rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—
Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(4,553)
Average pay rate	3.5%	5.0%	6.0%	6.8%	7.1%	7.7%	6.7%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.5%	6.4%

	December 31, 2002
	Expected Maturity Dates
	2003	2004	2005	2006	2007	There- after	Total	Fair Value
			(in thousands, except interest rates)
Long-term Debt:
Fixed rate	$747	$485	$524	$566	$611	$107,025	$109,958	$109,922
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	6.9%	7.0%
Variable rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—

Prior to 2003, Valero L.P. did not engage in interest rate hedging transactions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

To the Board of Directors of Valero GP, LLC and Unitholders of Valero L.P.

We have audited the accompanying consolidated balance sheets of Valero L.P. and subsidiaries (a Delaware limited partnership, “the Partnership”) as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and partners’ equity for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Partnership for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated May 14, 2002 expressed an unqualified opinion on those financial statements before the restatement adjustments described in Notes 2 and 15.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valero L.P. and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed above, the consolidated financial statements of the Partnership for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Notes 2 and 15, the 2001 consolidated financial statements have been revised. Our audit procedures with respect to the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 financial statements included (a) agreeing the adjusted amounts of segment revenues, operating income and assets to the Partnership’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, the disclosures for 2001 in Notes 2 and 15 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 statement of income, cash flow and partners’ equity of the Partnership other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 statement of income, cash flows and partners’ equity taken as a whole.

/s/ ERNST & YOUNG LLP

San Antonio, Texas

March 11, 2004

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THEIR AUDITS OF VALERO L.P. AS OF DECEMBER 31, 2001 AND 2000 AND FOR THE THREE YEARS ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP AS THEY HAVE CEASED OPERATIONS. THE “(as restated—see Note 2)” REFERENCE BELOW RELATES TO THE RESTATEMENT OF THE DECEMBER 31, 2001 BALANCE SHEET FOR THE WICHITA FALLS BUSINESS ACQUISITION DISCLOSED IN NOTE 4 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

/s/ ARTHUR ANDERSEN LLP

San Antonio, Texas

May 14, 2002

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$15,745	$33,533
Receivable from Valero Energy	15,781	8,482
Accounts receivable	5,333	1,502
Other current assets	1,275	177

Total current assets	38,134	43,694

Property, plant and equipment	928,886	486,939
Less accumulated depreciation and amortization	(163,884)	(137,663)

Property, plant and equipment, net	765,002	349,276
Goodwill, net of accumulated amortization of $1,279	4,715	4,715
Investment in Skelly-Belvieu Pipeline Company	15,703	16,090
Other noncurrent assets, net of accumulated amortization of $1,040 and $250 as of 2003 and 2002, respectively	4,003	1,733

Total assets	$827,557	$415,508

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$935	$747
Payable to Valero Energy	9,849	—
Accounts payable and accrued liabilities	16,145	8,133
Taxes other than income taxes	4,441	3,797

Total current liabilities	31,370	12,677

Long-term debt, less current portion	353,257	108,911
Other long-term liabilities	4,767	25
Commitments and contingencies (see note 9)
Partners’ equity:
Common units (13,442,072 and 9,654,572 outstanding as of 2003 and 2002, respectively)	310,589	170,655
Subordinated units (9,599,322 outstanding as of 2003 and 2002)	118,005	117,042
General partner’s equity	9,569	6,198

Total partners’ equity	438,163	293,895

Total liabilities and partners’ equity	$827,557	$415,508

See accompanying notes to consolidated financial statements.

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except unit and per unit data)

	Years Ended December 31,
	2003	2002	2001
Revenues	$181,450	$118,458	$98,827

Costs and expenses:
Operating expenses	64,609	37,838	33,583
General and administrative expenses	7,537	6,950	5,349
Depreciation and amortization	26,267	16,440	13,390

Total costs and expenses	98,413	61,228	52,322

Operating income	83,037	57,230	46,505
Equity income from Skelly-Belvieu Pipeline Company	2,416	3,188	3,179
Interest expense, net	(15,860)	(4,880)	(3,811)

Income before income tax expense	69,593	55,538	45,873
Income tax expense	—	(395)	—

Net income	$69,593	$55,143	$45,873

Allocation of net income:
Net income	$69,593	$55,143	$45,873
Less net income applicable to the period January 1, 2001 through April 15, 2001	—	—	(10,126)
Less net income applicable to the Wichita Falls Business for the month ended January 31, 2002	—	(650)	—

Net income applicable to the general and limited partners’ interest	69,593	54,493	35,747
General partner’s interest in net income	(3,959)	(2,187)	(715)

Limited partners’ interest in net income	$65,634	$52,306	$35,032

Basic and diluted net income per unit applicable to limited partners	$3.02	$2.72	$1.82

Weighted average number of basic and diluted units outstanding	21,706,164	19,250,867	19,198,644

See accompanying notes to consolidated financial statements.

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net income	$69,593	$55,143	$45,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,267	16,440	13,390
Equity income from Skelly-Belvieu Pipeline Company	(2,416)	(3,188)	(3,179)
Distributions of equity income from Skelly-Belvieu Pipeline Company	2,416	3,493	2,874
Changes in operating assets and liabilities:
Decrease (increase) in receivable from Valero Energy	(7,299)	(2,666)	16,532
Decrease (increase) in accounts receivable	(3,831)	1,353	(469)
Decrease (increase) in other current assets	(1,098)	(177)	3,528
Increase in payable to Valero Energy	9,849	—	—
Increase in accounts payable and accrued liabilities	8,012	3,958	1,359
Increase (decrease) in taxes other than income taxes	644	2,369	(2,394)
Other, net	3,451	931	(382)

Net cash provided by operating activities	105,588	77,656	77,132

Cash Flows from Investing Activities:
Reliability capital expenditures	(10,353)	(3,943)	(2,786)
Expansion capital expenditures	(21,208)	(1,761)	(4,340)
Acquisitions	(411,176)	(75,000)	(10,800)
Distributions in excess of equity income from Skelly-Belvieu Pipeline Company	387	97	—

Net cash used in investing activities	(442,350)	(80,607)	(17,926)

Cash Flows from Financing Activities:
Proceeds from 6.05% senior note offering, net of discount and issuance costs	247,297	—	—
Proceeds from 6.875% senior note offering, net of discount and issuance costs	—	98,207	—
Proceeds from other long-term debt borrowings	25,000	75,000	25,506
Repayment of long-term debt	(25,298)	(91,164)	(10,068)
Distributions to unitholders and general partner	(65,916)	(52,843)	(21,571)
Redemption of common units held by UDS Logistics, LLC	(134,065)	—	—
General partner contributions, net of redemption	2,930	—	—
Proceeds from sale of common units to the public, net of issuance costs	269,026	—	111,912
Distribution to Valero Energy and affiliates (UDS in 2001), including reimbursement of capital expenditures	—	(512)	(49,517)
Repayment of debt due to parent	—	—	(107,676)

Net cash provided by (used in) financing activities	318,974	28,688	(51,414)

Net (decrease) increase in cash and cash equivalents	(17,788)	25,737	7,792
Cash and cash equivalents as of the beginning of year	33,533	7,796	4

Cash and cash equivalents as of the end of year	$15,745	$33,533	$7,796

Non-Cash Activities – Adjustment related to the transfer of the Wichita Falls Business to Valero L.P. by Valero Energy:
Property, plant and equipment	$—	$64,160	$(64,160)
Accrued liabilities and taxes other than income taxes	—	(382)	382
Deferred income tax liabilities	—	(13,147)	13,147
Net parent investment	—	(50,631)	50,631

See accompanying notes to consolidated financial statements.

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	Limited Partners		General Partner	Net Parent Investment	Total Partners’ Equity
	Common	Subordinated
Balance as of January 1, 2001	$202,790	$—	$2,048	$—	$204,838
Net income applicable to the period January 1, 2001 through April 15, 2001	10,025	—	101	—	10,126
Distributions to affiliates of Ultramar Diamond Shamrock Corporation of net income applicable to the period July 1, 2000 through April 15, 2001	(28,710)	—	(290)	—	(29,000)
Distribution to affiliates of Ultramar Diamond Shamrock Corporation for reimbursement of capital expenditures	(20,517)	—	—	—	(20,517)
Issuance of 4,424,322 common and 9,599,322 subordinated units for the contribution of Valero Logistics’ limited partner interest	(113,141)	109,453	3,688	—	—
Sale of 5,175,000 common units to the public	111,912	—	—	—	111,912
Net income applicable to the period from April 16, 2001 through December 31, 2001	17,516	17,516	715	—	35,747
Cash distributions to partners	(10,570)	(10,570)	(431)	—	(21,571)
Adjustment for the Wichita Falls Business transaction	—	—	—	50,631	50,631

Balance as of December 31, 2001	169,305	116,399	5,831	50,631	342,166
Net income	26,225	26,081	2,187	650	55,143
Cash distributions to partners	(25,585)	(25,438)	(1,820)	—	(52,843)
Adjustment resulting from the acquisition of the Wichita Falls Business on February 1, 2002	—	—	—	(51,281)	(51,281)
Other	710	—	—	—	710

Balance as of December 31, 2002	170,655	117,042	6,198	$—	293,895

Net income	36,832	28,802	3,959		69,593
Cash distributions to partners	(34,559)	(27,839)	(3,518)		(65,916)
Sales of 7,567,250 common units to the public in March, April and August of 2003 and related general partner interest contributions	269,026	—	5,787		274,813
Redemption of 3,809,750 common units held by UDS Logistics, LLC and related general partner interest redemption	(134,065)	—	(2,857)		(136,922)
Other	2,700	—	—		2,700

Balance as of December 31, 2003	$310,589	$118,005	$9,569		$438,163

See accompanying notes to consolidated financial statements.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001

NOTE 1: Organization, Operations and Significant Organizational Transactions

Organization

Valero L.P., a Delaware limited partnership, through its wholly owned subsidiary, Valero Logistics Operations, L.P. (Valero Logistics), owns and operates crude oil and refined product pipeline and terminalling assets that serve Valero Energy Corporation’s (Valero Energy) McKee, Three Rivers, Corpus Christi East and Corpus Christi West refineries located in Texas, the Paulsboro refinery located in New Jersey and the Ardmore refinery located in Oklahoma. Valero Logistics also owns and operates crude oil storage tanks that serve Valero Energy’s Corpus Christi West and Texas City refineries located in Texas and the Benicia refinery located in California. The pipeline, terminalling and storage tank assets provide for the transportation of crude oil and other feedstocks to the refineries and the transportation of refined products from the refineries to terminals or third-party pipelines for further distribution. Revenues of Valero L.P. and its subsidiaries are earned primarily from providing these services to Valero Energy (see Note 12: Related Party Transactions).

As used in this report, the term Valero L.P. may refer, depending on the context, to Valero L.P., Valero Logistics, or both of them taken as a whole. Riverwalk Logistics, L.P., a wholly owned subsidiary of Valero Energy, is the 2% general partner of Valero L.P. Valero Energy, through various affiliates, is also a limited partner in Valero L.P., resulting in a combined limited partner ownership of 43.7%. The remaining 54.3% limited partnership interest is held by public unitholders.

Valero Energy is an independent refining and marketing company. As of December 31, 2003, its operations consisted of 14 refineries with a combined crude oil and other feedstock throughput capacity of over 2.0 million barrels per day and an extensive network of company-operated and dealer-operated convenience stores. Valero Energy’s refining operations rely on various logistics assets (pipelines, terminals, marine dock facilities, bulk storage facilities, refinery delivery racks and rail car loading equipment) that support its refining and retail operations, including the logistics assets owned and operated by Valero L.P. Valero Energy markets the refined products produced at its McKee, Three Rivers, Corpus Christi East, Corpus Christi West, Texas City, Benicia, Paulsboro and Ardmore refineries primarily in Texas, Oklahoma, Colorado, New Mexico, Arizona, California, New Jersey and several other mid-continent states through a network of company-operated and dealer-operated convenience stores, as well as through other wholesale and spot market sales and exchange agreements.

Valero L.P.’s Operations

Valero L.P.’s operations include interstate and intrastate pipelines, which are subject to extensive federal and state environmental and safety regulations. In addition, the pipeline tariffs and practices under which Valero L.P. offers interstate and intrastate transportation services with its pipelines are subject to regulation by the Federal Energy Regulatory Commission (FERC), the Texas Railroad Commission or the Colorado Public Utility Commission, depending on the location of the pipeline. Tariffs and practices for each pipeline are required to be filed with the respective commission upon completion of a pipeline and when a tariff is being revised. In addition, the regulations include annual reporting requirements for each pipeline.

Valero L.P. has an ownership interest in 23 refined product pipelines with an aggregate length of 3,717 miles and a 25-mile crude hydrogen pipeline. Valero L.P. also has an ownership interest in 9 crude oil pipelines with an aggregate length of 783 miles and 5 crude oil storage facilities with a total storage capacity of 3.3 million barrels that are connected to the crude oil pipelines. Valero L.P. operates all but three of the pipelines.

Valero L.P. owns 21 refined product terminals with a total storage capacity of 4.5 million barrels in 199 tanks. Valero L.P. also owns 3 crude oil storage tank operations with a total storage capacity of 11.0 million barrels in 58 tanks.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant Organizational Transactions

On April 16, 2001, Shamrock Logistics, L.P. (renamed Valero L.P. effective January 1, 2002) closed on an initial public offering of its common units, which represented 26.4% of its outstanding partnership interests at that time.

On December 31, 2001, Valero Energy acquired Ultramar Diamond Shamrock Corporation (UDS) under the terms of an Agreement and Plan of Merger for total consideration of approximately $4.3 billion and the assumption of approximately $2.0 billion of debt. This acquisition included the acquisition of UDS’s majority ownership interest in Shamrock Logistics, L.P.

On February 1, 2002, Valero L.P. acquired the Wichita Falls Crude Oil Pipeline and Storage Business (the Wichita Falls Business) from Valero Energy for $64.0 million. The consolidated balance sheet as of December 31, 2001 has been restated to reflect the acquisition of the Wichita Falls Business because Valero L.P. and the Wichita Falls Business came under the common control of Valero Energy commencing on that date and thus, represented a reorganization of entities under common control. Similarly, the statements of income and cash flows for the year ended December 31, 2002 reflect the operations of the Wichita Falls Business for the entire year.

On March 31, 2003, Valero Logistics and its general partner, Valero GP, Inc., formed Valero Internacional, S .de R.L. de C.V., a Mexican limited liability company, to ultimately own and operate a propane terminal in Nuevo Laredo, Mexico. The propane terminal is currently under construction and is expected to become operational in the second quarter of 2004.

NOTE 2: Summary of Significant Accounting Policies

Consolidation: The accompanying consolidated financial statements represent the consolidated operations of Valero L.P. and its subsidiaries. All interpartnership transactions have been eliminated in consolidation. In addition, the operations of certain crude oil and refined product pipelines and refined product terminals, in which Valero L.P. owns an undivided interest, are proportionately consolidated in the accompanying consolidated financial statements.

Use of Estimates: The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to commitments, contingencies and environmental liabilities, based on currently available information. Changes in facts and circumstances may result in revised estimates.

Cash and Cash Equivalents: All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. Additions to property, plant and equipment, including reliability and expansion capital expenditures and capitalized interest, are recorded at cost. Reliability capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the existing operating capacity of existing assets and extend their useful lives. Expansion capital expenditures represent capital expenditures to expand the operating capacity of existing assets, whether through construction or acquisition. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. When property, plant and equipment is retired or otherwise disposed of, the difference between the carrying value and the net proceeds is recognized as gain or loss in the consolidated statement of income in the year retired.

Impairment of Long-Lived Assets: Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset. If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill: Goodwill represents the excess of cost over the fair value of net assets acquired in 1997. Valero L.P. adopted Financial Accounting Standards Board (FASB) Statement No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, resulting in the cessation of goodwill amortization beginning January 1, 2002. For the year ended December 31, 2001, goodwill amortization expense totaled $0.3 million or approximately $0.02 per unit assuming 19,198,644 common and subordinated units outstanding. In addition to the cessation of amortization, Statement No. 142 requires that goodwill be tested initially upon adoption and annually thereafter to determine whether an impairment has occurred. An impairment occurs when the carrying amount exceeds the fair value of the recognized goodwill asset. If impairment has occurred, the difference between the carrying value and the fair value is recognized as a loss in the consolidated statement of income in that period. Based on the results of the impairment tests performed upon initial adoption of Statement No. 142 as of January 1, 2002, and the annual impairment tests performed as of October 1, 2003 and 2002, no impairment had occurred.

Investment in Skelly-Belvieu Pipeline Company, LLC: Formed in 1993, the Skelly-Belvieu Pipeline Company, LLC (Skelly-Belvieu Pipeline Company) owns a liquefied petroleum gas pipeline that begins in Skellytown, Texas and extends to Mont Belvieu, Texas near Houston. Skelly-Belvieu Pipeline Company is owned 50% by Valero L.P. and 50% by ConocoPhillips. Valero L.P. accounts for this investment under the equity method of accounting as required by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” including any impairment thereof.

Deferred Financing Costs: Deferred financing costs are amortized using the effective interest method and are included in other noncurrent assets in the consolidated balance sheets.

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

Revenue Recognition: Revenues are derived from interstate and intrastate pipeline transportation of refined products and crude oil, terminalling, blending and filtering of refined products, the movement of crude oil and other refinery feedstocks through the crude oil storage tank operations and, in the case of asphalt terminals, revenues are also based on storage capacity (see Note 12: Related Party Transactions).

Transportation revenues (based on pipeline tariffs) are recognized as refined product or crude oil is delivered through the pipelines. In the case of crude oil pipelines, the cost of the storage facility operations are included in the crude oil pipeline tariffs.

Terminalling revenues (based on a terminalling fee) are recognized as refined products move through the terminal and as additives are blended with refined products. Effective January 7, 2003, Valero L.P. began charging a storage capacity fee at the Pittsburg asphalt terminal in addition to a throughput fee. Effective March 18, 2003, Valero L.P. began charging a filtering fee for jet fuel terminalled at the Houston Hobby Airport terminal.

Crude oil storage tank revenues are recognized as crude oil and certain other refinery feedstocks are received by the related refinery.

Operating Expenses: Operating expenses consist primarily of fuel and power costs, telecommunication costs, labor costs of pipeline field and support personnel, maintenance, utilities, insurance and taxes other than income taxes. Such expenses are recognized as incurred (see Note 12: Related Party Transactions and Note 13: Employee Benefit Plans).

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

General and Administrative Expenses: General and administrative expenses consist primarily of the annual service fee charged by Valero Energy to Valero L.P. for corporate services and third party expenses such as audit fees, unitholder annual report costs, director fees and costs for the preparation and mailing of income tax reports to unitholders (see Note 12: Related Party Transactions and Note 13: Employee Benefit Plans).

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

The Wichita Falls Business was included in UDS’ (now Valero Energy’s) consolidated federal and state income tax returns. Deferred income taxes were computed based on recognition of future tax expense or benefits, measured by enacted tax rates that were attributable to taxable or deductible temporary differences between financial statement and income tax reporting bases of assets and liabilities. No recognition was given to federal or state income taxes associated with the Wichita Falls Business for financial statement purposes for periods subsequent to its acquisition by Valero L.P. The deferred income tax liabilities related to the Wichita Falls Business as of February 1, 2002 were retained by Valero Energy and were credited to net parent investment upon the transfer of the Wichita Falls Business to Valero L.P.

Partners’ Equity: Valero L.P.’s partners’ equity consists of common units, primarily held by public unitholders, subordinated units held by UDS Logistics, LLC, an affiliate of Valero Energy, and a 2% general partner interest held by Riverwalk Logistics, L.P. In addition, Valero GP, LLC, the general partner of Riverwalk Logistics, L.P. and an affiliate of Valero Energy, holds common units to settle awards of restricted common units previously issued to employees, officers and directors of Valero GP, LLC. The common units held by the public represent a 54.3% ownership interest in Valero L.P. as of December 31, 2003.

Net Parent Investment: The net parent investment as of December 31, 2001 represents the historical cost to Valero Energy, net of deferred income tax liabilities and certain other accrued liabilities, related to the Wichita Falls Business. The Wichita Falls Business was consolidated with Valero L.P. as of December 31, 2001 as a result of a reorganization of entities under common control in connection with the acquisition of the Wichita Falls Business by Valero L.P. (see Note 1: Organization, Operations and Significant Organizational Transactions).

Income Allocation: Valero L.P.’s net income for each quarterly reporting period is first allocated to the general partner in an amount equal to the general partner’s incentive distribution declared for the respective reporting period. The remaining net income is allocated among the limited and general partners in accordance with their respective 98% and 2% interests.

Net Income per Unit Applicable to Limited Partners: The computation of net income per unit applicable to limited partners is based on the weighted-average number of common and subordinated units outstanding during the year. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding. Basic and diluted net income per unit applicable to limited partners is the same because Valero L.P. has no potentially dilutive securities outstanding. The general partner’s incentive distribution allocation for the years ended December 31, 2003 and 2002 was $2.6 million and $1.1 million, respectively, and there were no incentive distributions for the period April 16, 2001 through December 31, 2001. In addition, Valero L.P. generated sufficient net income such that the amount of net income per unit allocated to common units was equal to the amount allocated to the subordinated units (see Note 14: Partners’ Equity, Allocations of Net Income and Cash Distributions).

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment Disclosures: Prior to March 18, 2003, Valero L.P. was a consolidated subsidiary of Valero Energy and its operating performance was measured on an entity level basis. This measurement methodology was also used by UDS prior to Valero Energy’s acquisition of UDS on December 31, 2001. In addition, operational management of Valero L.P. reported to Valero Energy management as part of Valero Energy’s pipelines and terminals division. The historical organizational structure and method used to measure operating performance resulted in Valero L.P. having only one segment, an entity level segment.

On March 18, 2003, as a result of the common unit redemption transaction, the sale of additional common units to the public and certain changes to the partnership agreement, Valero Energy’s equity ownership of Valero L.P. was reduced to 49.5% and Valero Energy was deemed to no longer control Valero L.P. Accordingly, Valero Energy no longer consolidates Valero L.P. At the same time that the ownership level of Valero L.P. was reduced, a new expanded management team was announced, which separated Valero L.P.’s business into four operating units. Based on these changes and the subsequent development of performance metrics for each operating unit, it was determined that Valero L.P. has four business segments in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The four segments include the refined product pipelines segment, the crude oil pipelines segment, the refined product terminals segment and the crude oil storage tanks segment. Historical information for the years ended December 31, 2002 and 2001 has been restated to reflect the new segments (see Note 15: Segment Information).

Risk Management Activities: Beginning in 2003, Valero Logistics entered into interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its fixed-rate senior notes. In accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, Valero Logistics accounts for the interest rate swaps as fair value hedges and recognizes the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. Changes in the fair value of the interest rate swaps, along with the offsetting gain or loss on the debt that is being hedged, are recognized currently in net income as an adjustment to interest expense.

Recent Accounting Pronouncements:

FASB Interpretation No. 46

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires the consolidation of a variable interest entity (VIE) in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Prior to the issuance of FIN 46, an entity was generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority voting interest in the entity.

FIN 46 was applicable to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtained an interest after that date. However, for VIEs created before February 1, 2003, FIN 46 first became applicable as of the first fiscal year or interim period beginning after June 15, 2003 (July 1, 2003 for Valero L.P.). In October 2003, the FASB issued FASB Staff Position 46-6, which deferred the applicable implementation date of FIN 46 for VIEs created before February 1, 2003 from the third quarter to the fourth quarter of 2003. Valero L.P. holds a variable interest in a VIE that was created prior to February 1, 2003, but it has not obtained any new variable interest during the year ended December 31, 2003. As such, FIN 46 first applies to Valero L.P. effective December 31, 2003.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2003, Valero L.P. participates in a joint venture (Skelly-Belvieu Pipeline Company) with ConocoPhillips, and Valero L.P.’s share of this joint venture is 50%. The joint venture owns and operates a liquefied petroleum gas pipeline that is only used by each venture partner. The joint venture was created by a contribution of capital from each partner in the form of cash and/or property equal to its proportional share in the venture. In addition, each venture partner shares in all profits and losses equal to its proportional share in the joint venture, and there are no limits on the exposure to losses or on the ability to share in returns. Valero L.P. provides management services to the joint venture for which it receives an administrative fee. Valero L.P. does not control this joint venture, and it records its proportional share of the venture’s operating results using the equity method. Under FIN 46, Valero L.P.’s joint venture interest and its other contractual relationships with the joint venture represent variable interests in the joint venture; however, Valero L.P. is not the primary beneficiary of the joint venture. As a result, Valero L.P. will not consolidate the joint venture, but will continue to account for its joint venture interest under the equity method.

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

Valero L.P. adopted the provisions of Statement No. 143 effective January 1, 2003 and has determined that it is obligated by contractual or regulatory requirements to remove assets or perform other remediation upon retirement of certain of its assets. Determination of the amounts to be recognized upon adoption is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted risk-free interest rate. However, the fair value of the asset retirement obligation cannot be reasonably estimated as of December 31, 2003, because the settlement dates are indeterminate. Valero L.P. will record an asset retirement obligation in the periods in which it can reasonably determine the settlement dates. Accordingly, the adoption of Statement No. 143 did not have an impact on Valero L.P.’s financial position or results of operations.

NOTE 3: Equity and Debt Offerings, Redemption of Common Units and Related Transactions

April 2001 Initial Public Offering

On April 16, 2001, Valero L.P. completed its initial public offering of common units by selling 5,175,000 common units to the public at $24.50 per unit, before underwriters’ discount of $1.715 per unit or $8.9 million. Net proceeds were $117.9 million before offering costs of $6.0 million. Concurrent with the closing of the initial public offering, Valero Logistics borrowed $20.5 million under its revolving credit facility. The net proceeds from the initial public offering and the borrowings under the revolving credit facility were used to repay the $107.7 million of debt due to parent, make a $20.5 million distribution to affiliates of UDS for reimbursement of previous capital expenditures incurred with respect to the assets transferred to Valero L.P., and for working capital purposes.

March 2003 Common Unit Offering

On March 18, 2003, Valero L.P. consummated a public offering of common units, selling 5,750,000 common units to the public at $36.75 per unit, before underwriters’ discount of $1.56 per unit. Net proceeds were $202.3 million, or $35.19 per unit, before offering expenses of $2.0 million. In order to maintain a 2% general partner interest, Riverwalk Logistics, L.P. contributed $4.3 million to Valero L.P. The net proceeds of the common unit offering and the general partner contribution were primarily used to fund the acquisition of the Crude Oil Storage Tanks (see Note 4: Acquisitions).

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On April 16, 2003, Valero L.P. closed on the exercise of a portion of the underwriters’ over-allotment option, by selling 581,000 common units at $35.19 per unit. Net proceeds from this sale were $20.4 million and Riverwalk Logistics, L.P. contributed $0.5 million to maintain its 2% general partner interest. The common unit proceeds and general partner contribution were used to pay down the outstanding balance on the revolving credit facility.

Private Placement of 6.05% Senior Notes and Revolving Credit Facility

Also on March 18, 2003, concurrent with the closing of the common unit offering, Valero Logistics issued, in a private placement to institutional investors, $250.0 million of 6.05% senior notes, at a price of 99.719% before consideration of debt issuance costs of $2.0 million. In addition, Valero Logistics borrowed $25.0 million under its $175.0 million revolving credit facility. The net proceeds from the 6.05% senior notes and borrowings under the revolving credit facility were used to redeem common units held by UDS Logistics, LLC, redeem a related portion of the general partner interest and partially fund the acquisition of the South Texas Pipelines and Terminals (see Note 4: Acquisitions).

Redemption of Common Units and Amendment to Partnership Agreement

On March 18, 2003, subsequent to the common unit offering and private placement of 6.05% senior notes discussed above, Valero L.P. redeemed from UDS Logistics, LLC, a wholly owned subsidiary of Valero Energy, 3,809,750 common units at a total cost of $134.1 million, or $35.19 per unit. In order to maintain a 2% general partner interest, Valero L.P. redeemed a portion of Riverwalk Logistics, L.P.’s general partner interest at a total cost of $2.9 million. In addition to the redemption transaction, Valero L.P. amended its partnership agreement to reduce the vote required to remove the general partner from 66 2/3% to 58% of its outstanding units and to exclude from participating in such a vote the common and subordinated units held by affiliates of the general partner.

August 2003 Common Unit Offering

On August 11, 2003, Valero L.P. consummated a public offering of common units, selling 1,236,250 common units, which included 161,250 common units related to the underwriter’s over-allotment option, to the public at $41.15 per unit, before underwriter’s discount of $1.85 per unit. Net proceeds were $48.6 million, or $39.30 per unit, before offering expenses of $0.3 million. In order to maintain its 2% general partner interest, Riverwalk Logistics, L.P. contributed $1.0 million to Valero L.P. The net proceeds of the common unit offering and the general partner contribution were primarily used to fund the acquisitions of the Southlake refined product pipeline and the Paulsboro refined product terminal (see Note 4: Acquisitions).

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of 2003 Transactions

The net proceeds from the 2003 common unit offerings, the private placement of 6.05% senior notes and the borrowings under the revolving credit facility were used to redeem common units held by UDS Logistics, LLC, repay the outstanding balance under the revolving credit facility and pay for asset and business acquisitions completed during 2003. A summary of the proceeds received and use of proceeds is as follows (in thousands):

Proceeds received:
March, April and August sales of common units to the public, including underwriters’ over-allotment options	$271,372
Private placement of 6.05% senior notes	249,298
Borrowings under the revolving credit facility	25,000
General partner contributions	5,787

Total proceeds	551,457

Use of proceeds:
South Texas Pipelines and Terminals	150,115
Crude Oil Storage Tanks	200,198
Southlake Refined Product Pipeline	29,911
Paulsboro Refined Product Terminal	14,055
Redemption of common units	134,065
Repayment of the borrowings under the revolving credit facility	25,000
Redemption of general partner interest	2,857
Professional fees and other costs of equity issuance	2,346
Debt issuance costs	2,001

Total use of proceeds	560,548

Net cash on hand paid out	$(9,091)

NOTE 4: Acquisitions

Completed During 2003

Telfer Asphalt Terminal

On January 7, 2003, Valero L.P. completed its acquisition of Telfer Oil Company’s (Telfer) Pittsburg, California asphalt terminal for $15.3 million. The asphalt terminal includes two storage tanks with a combined storage capacity of 350,000 barrels, six 5,000-barrel polymer modified asphalt tanks, a truck rack, rail facilities and various other tanks and equipment. In conjunction with the Telfer acquisition, Valero L.P. entered into a six-year Terminal Storage and Throughput Agreement with Valero Energy. A portion of the purchase price represented payment to the principal owner of Telfer for a non-compete agreement and for the lease of certain facilities adjacent to the terminal operations.

South Texas Pipelines and Terminals

On March 18, 2003, Valero Energy contributed a South Texas pipeline system to Valero L.P. for $150.1 million, including transaction costs. The South Texas pipeline system is comprised of the Houston pipeline system, the Valley pipeline system and the San Antonio pipeline system (together referred to as the South Texas Pipelines and Terminals) as follows:

•	The Houston pipeline system is a 208-mile refined product pipeline originating in Corpus Christi, Texas and ending in Pasadena, Texas at the Houston ship channel. The pipeline has the capacity to transport 105,000 barrels per day of refined products produced at Valero Energy’s Corpus Christi East and Corpus Christ West refineries and third party refineries located in Corpus Christi. The pipeline system includes four refined product terminals (Houston Hobby Airport, Placedo, Houston asphalt and Almeda, which is currently idle) with a combined storage capacity of 310,900 barrels of refined products and 75,000 barrels of asphalt.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	The Valley pipeline system is a 134-mile refined product pipeline originating in Corpus Christi, Texas and ending in Edinburg, Texas. The pipeline has the capacity to transport 27,100 barrels per day of refined products. Currently, the pipeline transports refined products produced at Valero Energy’s Corpus Christi East and Corpus Christi West refineries. The pipeline system includes a refined product terminal in Edinburg with a storage capacity of 184,600 barrels.

•	The San Antonio pipeline system is comprised of two segments: the north segment, which runs from Pettus, Texas to San Antonio, Texas and the south segment which runs from Pettus, Texas to Corpus Christi, Texas. The north segment is 74 miles long and has a capacity of 24,000 barrels per day. The south segment is 60 miles long and has a capacity of 15,000 barrels per day and ends at Valero Energy’s Corpus Christi East refinery. The pipeline system includes a refined product terminal in east San Antonio with a storage capacity of 148,200 barrels.

In conjunction with the South Texas Pipelines and Terminals acquisition, Valero L.P. entered into several agreements with Valero Energy (see Note 12: Related Party Transactions).

Pro Forma Financial Information

The following unaudited pro forma financial information assumes that the South Texas Pipelines and Terminals acquisition was funded with $111.0 million of net proceeds from the issuance of the 6.05% senior notes, $25.0 million of borrowings under the revolving credit facility, $6.7 million of net proceeds from the issuance of 185,422 common units and the related general partner capital contribution and $7.4 million of available cash.

The unaudited pro forma financial information for the years ended December 31, 2003 and 2002, assumes that the transaction occurred on January 1, 2003 and 2002, respectively.

	Years Ended December 31,
	2003	2002
	(in thousands, except per unit data)

Revenues	$187,294	$146,355
Operating income	85,028	63,072
Net income	69,930	53,500
Net income per unit applicable to limited partners	3.03	2.61

Crude Oil Storage Tanks

On March 18, 2003, Valero Energy contributed 58 crude oil storage tanks and related assets (the Crude Oil Storage Tanks) to Valero L.P. for $200.2 million, including transaction costs. The Crude Oil Storage Tanks consist of certain tank shells, foundations, tank valves, tank gauges, pressure equipment, temperature equipment, corrosion protection, leak detection, tank lighting and related equipment located at the following Valero Energy refineries:

•	Corpus Christi West refinery, which has a total capacity to process 225,000 barrels per day of crude oil and other feedstocks;

•	Texas City refinery, which has a total capacity to process 243,000 barrels per day of crude oil and other feedstocks; and

•	Benicia refinery, which has a total capacity to process 175,000 barrels per day of crude oil and other feedstocks.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Historically, the Crude Oil Storage Tanks were operated as part of Valero Energy’s refining operations and, as a result, no separate fee was charged related to these assets and, accordingly, no revenues were recorded by Valero Energy. The Crude Oil Storage Tanks were not accounted for separately by Valero Energy and were not operated as an autonomous business unit. As a result, the purchase of the Crude Oil Storage Tanks represented an asset acquisition and, therefore, no pro forma impact of this transaction has been included above. In conjunction with the Crude Oil Storage Tanks acquisition, Valero L.P. entered into several agreements with Valero Energy (see Note 12: Related Party Transactions).

Shell Pipeline Interest

On May 1, 2003, Valero L.P. acquired Shell Pipeline Company, LP’s (Shell) 28% undivided interest in the Amarillo to Abernathy refined product pipeline and Shell’s 46% undivided interest in the Abernathy to Lubbock refined product pipeline for $1.6 million. After this acquisition, Valero L.P. owns a 67% undivided interest and ConocoPhillips owns the remaining 33% undivided interest in the Amarillo to Abernathy refined product pipeline and Valero L.P. owns a 46% undivided interest and ConocoPhillips owns the remaining 54% undivided interest in the Abernathy to Lubbock refined product pipeline.

Southlake Refined Product Pipeline

Effective August 1, 2003, Valero L.P. acquired the Southlake refined product pipeline from Valero Energy for $29.9 million. The pipeline, which has a capacity of 27,300 barrels per day, is a 375-mile pipeline connecting Valero Energy’s McKee refinery to Valero L.P.’s Southlake refined product terminal near Dallas, Texas.

Paulsboro Refined Product Terminal

On September 3, 2003, Valero L.P. acquired the Paulsboro refined product terminal from ExxonMobil Oil Corporation for $14.1 million. The Paulsboro refined product terminal is located in Paulsboro, New Jersey, next to Valero Energy’s Paulsboro refinery. The terminal has a storage capacity of 90,800 barrels.

Purchase Price Allocations for 2003 Acquisitions

The Telfer, South Texas Pipelines and Terminals, Crude Oil Storage Tanks, Shell, Southlake and Paulsboro acquisitions were accounted for using the purchase method. The purchase price for each acquisition has been initially allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition based on each asset’s anticipated contribution to Valero L.P., pending completion of final purchase price allocations.

The South Texas Pipelines and Terminals and the Crude Oil Storage Tanks acquisitions were approved by the conflicts committee of the board of directors of Valero GP, LLC, the general partner of Riverwalk Logistics, L.P., based in part on an opinion from its independent financial advisor that the consideration paid by Valero L.P. was fair, from a financial point of view, to Valero L.P. and its public unitholders. The conflicts committee also approved the acquisition of the Southlake refined product pipeline by Valero L.P. from Valero Energy. The following summarizes the assets acquired in 2003:

	Property, plant and equipment	Intangible assets	Total
	(in thousands)

Telfer (Pittsburg) Asphalt Terminal	$15,047	$250	$15,297
South Texas Pipelines and Terminals	149,575	540	150,115
Crude Oil Storage Tanks	200,198	—	200,198
Shell Pipeline Interest	1,600	—	1,600
Southlake Refined Product Pipeline	29,911	—	29,911
Paulsboro Refined Product Terminal	14,055	—	14,055

Total Purchase Price Allocations	$410,386	$790	$411,176

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Completed During 2002

Wichita Falls Business

On February 1, 2002, Valero L.P. acquired the Wichita Falls Business from Valero Energy for a total cost of $64.0 million, which Valero L.P. had an option to purchase pursuant to the Omnibus Agreement between Valero L.P. and Valero Energy (see Note 12: Related Party Transactions). The purchase price was funded with borrowings under Valero Logistics’ revolving credit facility.

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

Since the acquisition of the Wichita Falls Business represented the transfer of a business between entities under the common control of Valero Energy, the consolidated balance sheet as of December 31, 2001 and the statements of income and cash flows for the month ended January 31, 2002 (preceding the acquisition date) were restated to include the Wichita Falls Business.

The balance sheet of the Wichita Falls Business as of December 31, 2001, which is included in the consolidated balance sheet of Valero L.P. as of December 31, 2001, is summarized below, as well as, a reconciliation to the adjustment recorded when the acquisition was consummated on February 1, 2002.

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

Crude Hydrogen Pipeline

In May of 2002, Valero Energy completed the construction of a 30-mile pure hydrogen pipeline, which originates at Valero Energy’s Texas City refinery and ends at Praxair, Inc.’s La Porte, Texas plant. The total cost to construct the pipeline was $11.0 million.

On May 29, 2002, Valero L.P. acquired the 30-mile pure hydrogen pipeline from Valero Energy for $11.0 million, which was funded with borrowings under Valero Logistics’ revolving credit facility. Valero L.P. then exchanged, on May 29, 2002, this 30-mile pure hydrogen pipeline for Praxair, Inc.’s 25-mile crude hydrogen pipeline, which originates at BOC’s (successor to Celanese Ltd.) chemical facility in Clear Lake, Texas and ends at Valero Energy’s Texas City refinery in Texas City, Texas, under an exchange agreement previously negotiated between Valero Energy and Praxair, Inc. In conjunction with the exchange, Valero L.P. entered into an operating agreement with Praxair, Inc. whereby Praxair, Inc. will operate the pipeline for an annual fee of $0.1 million, plus reimbursement of repair, replacement and relocation costs.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valero Energy owns the crude hydrogen transported in the pipeline, and the transportation services provided by Valero L.P. to Valero Energy are subject to a hydrogen tolling agreement. The hydrogen tolling agreement provides that Valero Energy will pay Valero L.P. minimum annual revenues of $1.4 million for transporting crude hydrogen.

Completed During 2001

Southlake Refined Product Terminal and Ringgold Crude Oil Storage Facility

On July 2, 2001, Valero L.P. acquired the Southlake refined product terminal located near Dallas, Texas from UDS for $5.6 million, which was funded with available cash on hand. On December 1, 2001, Valero L.P. acquired the crude oil storage facility at Ringgold, Texas from UDS for $5.2 million, which was funded with borrowings under the revolving credit facility. Valero L.P. had options to purchase both of these assets pursuant to the Omnibus Agreement between Valero L.P. and UDS (see Note 12: Related Party Transactions).

NOTE 5: Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following:

	Estimated Useful Lives	December 31,
		2003	2002
	(years)	(in thousands)

Land	—	$6,151	$820
Land and leasehold improvements	20	341	99
Buildings	35	10,319	5,647
Pipeline and equipment	3 – 40	828,247	442,650
Rights of way	20 – 35	50,087	29,860
Construction in progress	—	33,741	7,863

Total		928,886	486,939
Accumulated depreciation and amortization		(163,884)	(137,663)

Property, plant and equipment, net		$765,002	$349,276

Capitalized interest costs included in property, plant and equipment were $0.1 million, $0.3 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 6: Investment in Skelly-Belvieu Pipeline Company

The following presents summarized unaudited financial information related to Skelly-Belvieu Pipeline Company as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Statement of Income Information:
Revenues	$11,613	$12,849	$12,287
Income before income tax expense	4,062	5,605	5,587
Valero L.P.’s share of net income	2,416	3,188	3,179
Valero L.P.’s share of distributions	2,803	3,590	2,874

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2003	2002
	(in thousands)
Balance Sheet Information:
Current assets	$1,712	$1,572
Property, plant and equipment, net	47,254	48,739

Total assets	$48,966	$50,311

Current liabilities	$351	$150
Members’ equity	48,615	50,161

Total liabilities and members’ equity	$48,966	$50,311

The excess of Valero L.P.’s 50% share of members’ equity over the carrying value of its investment is attributable to the step-up in basis to fair value of property, plant and equipment of the initial contribution to Skelly-Belvieu Pipeline Company. This excess, which totaled $8.6 million as of December 31, 2003 and $9.0 million as of December 31, 2002, is being accreted into income over 33 years.

NOTE 7: Long-term Debt

Long-term debt consisted of the following:

	December 31,
	2003	2002
	(in thousands)
6.05% senior notes due 2013, net of unamortized discount of $647 and a fair value adjustment of $2,759	$246,594	$—
6.875% senior notes due 2012, net of unamortized discount of $268 in 2003 and $300 in 2002 and a fair value adjustment of $1,794 in 2003	97,938	99,700
Port Authority of Corpus Christi note payable	9,660	9,958
Revolving credit facility	—	—

Total debt	354,192	109,658
Less current portion	(935)	(747)

Long-term debt, less current portion	$353,257	$108,911

The long-term debt repayments are due as follows (in thousands):

2004	$935
2005	524
2006	566
2007	611
2008	660
Thereafter	356,364

Total repayments	359,660
Less unamortized discount and fair value adjustment	(5,468)

Total debt	$354,192

Interest payments totaled $15.7 million, $2.0 million and $1.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valero L.P. has no operations and its only asset is its investment in Valero Logistics, which owns and operates pipelines, terminals and storage tanks. Valero L.P. has fully and unconditionally guaranteed the senior notes issued by Valero Logistics and any obligations under Valero Logistics’ revolving credit facility.

6.05% Senior Notes

On March 18, 2003, Valero Logistics completed the sale of $250.0 million of 6.05% senior notes, issued in a private placement to institutional investors, for total proceeds of $249.3 million, before debt issuance costs of $2.0 million. The 6.05% senior notes do not have sinking fund requirements. Interest on the 6.05% senior notes is payable semiannually in arrears on March 15 and September 15 of each year beginning September 15, 2003.

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

6.875% Senior Notes

On July 15, 2002, Valero Logistics completed the sale of $100.0 million of 6.875% senior notes, issued under the $500.0 million shelf registration statement, for total proceeds of $99.7 million before debt issuance costs of $1.5 million. The net proceeds were used to repay the $91.0 million then outstanding under the revolving credit facility. The 6.875% senior notes do not have sinking fund requirements. Interest on the 6.875% senior notes is payable semiannually in arrears on January 15 and July 15 of each year.

Both Series of Senior Notes

The 6.05% senior notes rank equally with all other existing senior unsecured indebtedness of Valero Logistics, including indebtedness under the revolving credit facility and the 6.875% senior notes. Both series of senior notes contain restrictions on Valero Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit Valero Logistics’ ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions. Also, both series of senior notes are irrevocably and unconditionally guaranteed on a senior unsecured basis by Valero L.P. The guarantee by Valero L.P. ranks equally with all of its existing unsecured and unsubordinated indebtedness and is required to rank equally with any future unsecured and unsubordinated indebtedness. At the option of Valero Logistics, each of the series of senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date.

The senior notes also include a change-in-control provision, which requires that an investment grade entity own and control the general partner of Valero L.P. and Valero Logistics. Otherwise, Valero Logistics must offer to purchase the senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase.

Revolving Credit Facility

On December 15, 2000, Valero Logistics entered into a $120.0 million revolving credit facility. The revolving credit facility expires on January 15, 2006 and borrowings under the revolving credit facility bear interest based on either an alternative base rate or LIBOR at the option of Valero Logistics. Valero Logistics also incurs a facility fee on the aggregate commitments of lenders under the revolving credit facility, whether used or unused. Borrowings under the revolving credit facility may be used for working capital and general partnership purposes. Borrowings to fund distributions to unitholders, however, were originally limited to $25.0 million with such borrowings required to be reduced to zero for a period of at least 15 consecutive days during each fiscal year.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On March 6, 2003, Valero Logistics entered into an amended revolving credit facility with the various banks included in the existing revolving credit facility and with a group of new banks to increase the revolving credit facility to $175.0 million. In addition, the amount that may be borrowed to fund distributions to unitholders was increased from $25.0 million to $40.0 million. In addition, the “Total Debt to EBITDA Ratio” as defined in the revolving credit facility was changed such that the ratio may not exceed 4.0 to 1.0 (as opposed to 3.0 to 1.0 in the original facility), and Valero L.P. is now guaranteeing the revolving credit facility. The amounts available under the revolving credit facility are not subject to a borrowing base computation; therefore as of December 31, 2003, the entire $175.0 million was available.

The revolving credit facility requires that Valero Logistics maintain certain financial ratios and includes other restrictive covenants, including a prohibition on distributions by Valero Logistics if any default, as defined in the revolving credit facility, exists or would result from the distribution. The revolving credit facility also includes a change-in-control provision, which requires that Valero Energy continue to own, directly or indirectly, 51% of Valero L.P.’s general partner interest or Valero Energy and/or Valero L.P. own 100% of the general partner interest in Valero Logistics or 100% of the outstanding limited partner interest in Valero Logistics. Management believes that Valero Logistics is in compliance with all of these ratios and covenants.

Port Authority of Corpus Christi Note Payable

The proceeds from the original $12.0 million note payable due to the Port of Corpus Christi Authority of Nueces County, Texas (Port Authority of Corpus Christi) were used for the construction of a crude oil storage facility in Corpus Christi, Texas. The note payable is due in annual installments of $1.2 million through December 31, 2015 and is collateralized by the crude oil storage facility. Interest on the unpaid principal balance accrues at a rate of 8% per annum. The land on which the crude oil storage facility was constructed is leased from the Port Authority of Corpus Christi (see Note 9: Commitments and Contingencies).

Interest Rate Swaps

During the first four months of 2003, Valero Logistics entered into interest rate swap agreements to manage its exposure to changes in interest rates. The interest rate swap agreements have an aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, Valero Logistics will receive a fixed rate (6.875% and 6.05% for the $60.0 million and $107.5 million of interest rate swap agreements, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement. As of December 31, 2003, the weighted average effective interest rate for the interest rate swaps was 3.1%. As of December 31, 2003, the aggregate estimated fair value of the interest rate swaps was $4.6 million and is included in other long-term liabilities in the consolidated balance sheet.

NOTE 8: Environmental, Health and Safety Matters

Valero L.P.’s operations are subject to extensive federal, state and local environmental and safety laws and regulations. Although Valero L.P. believes its operations are in substantial compliance with applicable environmental and safety laws and regulations, risks of additional costs and liabilities are inherent in pipeline, terminalling and storage operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly stringent environmental and safety laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs and liabilities. Accordingly, Valero L.P. has adopted policies, practices and procedures in the areas of pollution control, pipeline integrity, operator qualifications, public relations, product safety, occupational health and the handling, storage, use and disposal of hazardous materials that are designed to prevent material environmental or other damage, and to limit the financial liability which could result from such events. However, some risk of environmental or other damage is inherent in pipeline, terminalling and storage operations, as it is with other entities engaged in similar businesses.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valero Energy has agreed to indemnify Valero L.P., for a period of 10 years from the date of acquisition, for pre-acquisition environmental liabilities related to assets transferred or otherwise acquired by Valero L.P. from Valero Energy or UDS. Excluded from this indemnification are liabilities that result from a change in environmental law after the date of acquisition.

Additionally, ExxonMobil has agreed to indemnify Valero L.P. for environmental liabilities in connection with off-site disposal activities performed prior to September 4, 2003 related to the Paulsboro refined product terminal acquisition (see Note 4: Acquisitions). As an operator or owner of the assets, Valero L.P. could be held liable for pre-acquisition environmental liabilities should Valero Energy or ExxonMobil be unable to fulfill their obligation. However, Valero L.P. believes that such a situation is remote given Valero Energy’s and ExxonMobil’s financial condition.

Environmental exposures and liabilities are difficult to assess and estimate due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of Valero L.P.’s liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental laws and regulations may change in the future. Although environmental and safety costs may have a significant impact on the results of operations for any single period, Valero L.P. believes that such costs will not have a material adverse effect on its financial position. During the year ended December 31, 2003, Valero L.P. incurred $0.5 million of environmental remediation costs, including $0.1 million accrued for future remediation related to two matters, for which the current portion is included in accounts payable and accrued liabilities and the long-term portion is included in other long-term liabilities. As of December 31, 2002, Valero L.P. had not incurred any material environmental liabilities.

NOTE 9: Commitments and Contingencies

Valero L.P.’s predecessors previously entered into several agreements with the Port Authority of Corpus Christi including a crude oil dock user agreement, a land lease agreement and a note agreement. The crude oil dock user agreement, which renews annually in May, allows Valero L.P. to operate and manage a crude oil dock in Corpus Christi. Valero L.P. shares use of the crude oil dock with two other users, and operating costs are split evenly among the three users. The crude oil dock user agreement requires that Valero L.P. collect wharfage fees, based on the quantity of barrels offloaded from each vessel, and dockage fees, based on vessels berthing at the dock. These fees are remitted to the Port Authority of Corpus Christi. The wharfage and one-half of the dockage fees that Valero L.P. pays for the use of the crude oil dock reduces the annual amount it owes to the Port Authority of Corpus Christi under the note agreement discussed in Note 7: Long Term Debt. The wharfage and dockage fees for Valero L.P.’s use of the crude oil dock totaled $1.2 million, $1.1 million and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Valero L.P.’s predecessors previously entered into a refined product dock user agreement, which renews annually in April, with the Port Authority of Corpus Christi to use a refined product dock. Valero L.P. shares use of the refined product dock with one other user, and operating costs are split evenly between the two users. The refined product dock user agreement requires that Valero L.P. collect and remit the wharfage and dockage fees to the Port Authority of Corpus Christi. The wharfage and dockage fees for Valero L.P.’s use of the refined product dock totaled $0.2 million for each of the years ended December 31, 2003, 2002 and 2001.

The crude oil and the refined product docks provide Valero Energy’s Three Rivers refinery access to marine facilities to receive crude oil and deliver refined products. For the years ended December 31, 2003, 2002 and 2001, the Three Rivers refinery received 81%, 86% and 92%, respectively, of its crude oil requirements from crude oil received at the crude oil dock. Also, for the years ended December 31, 2003, 2002 and 2001, 7%, 6% and 6%, respectively, of the refined products produced at the Three Rivers refinery were transported via pipeline to the Corpus Christi refined product dock.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valero L.P. has the following land leases related to refined product terminals, crude oil storage facilities and the crude oil storage tank operations:

•	Corpus Christi crude oil storage facility: a 20-year noncancellable operating lease through 2014, at which time the lease is renewable every five years, for a total of 20 renewable years.

•	Corpus Christi refined product terminal: a five-year noncancellable operating lease through 2006, and a five-year noncancellable operating lease through 2007, at which time the agreements are renewable for at least two five-year periods.

•	Harlingen refined product terminal: a 13-year noncancellable operating lease through 2008, and a 30-year noncancellable operating lease through 2008.

•	Colorado Springs airport terminal: a 50-year noncancellable operating lease through 2043, at which time the lease is renewable for another 50-year period.

•	Corpus Christi West crude oil storage tanks: a 25-year operating lease through 2027, at which time the lease is renewable for successive one-year periods thereafter.

•	Texas City crude oil storage tanks: a 25-year operating lease through 2027, at which time the lease is renewable for successive one-year periods thereafter.

•	Benicia crude oil storage tanks: a 25-year operating lease through 2027, at which time the lease is renewable for successive one-year periods thereafter.

All of Valero L.P.’s land leases require monthly payments totaling $0.1 million. Future minimum rental payments applicable to all noncancellable operating leases as of December 31, 2003, are as follows (in thousands):

2004	$1,372
2005	1,372
2006	1,358
2007	1,332
2008	862
Thereafter	14,671

Future minimum lease payments	$20,967

Rental expense for all operating leases totaled $0.9 million, $0.3 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Valero L.P. is involved in various lawsuits, claims and regulatory proceedings incidental to its business. In the opinion of management, the outcome of such matters will not have a material adverse effect on Valero L.P.’s financial position or results of operations.

NOTE 10: Income Taxes

As discussed in Note 2: Summary of Significant Accounting Policies, Valero L.P. and Valero Logistics are limited partnerships and are not subject to federal or state income taxes. However, the Wichita Falls Business was subject to federal and state income taxes prior to its acquisition on February 1, 2002. The $0.4 million of income tax expense included in the consolidated statement of income for the year ended December 31, 2002 represents the Wichita Falls Business’ income tax expense for the month ended January 31, 2002, which was calculated as if the Wichita Falls Business filed a separate federal and state income tax return.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11: Risk Management Activities

Interest Rate Risk

The estimated fair value of Valero L.P.’s fixed-rate debt as of December 31, 2003 and 2002 was $377.2 million and $109.9 million, respectively, as compared to the carrying value of $354.2 million and $109.7 million, respectively. These fair values were estimated using discounted cash flow analysis, based on Valero L.P.’s current incremental borrowing rates for similar types of borrowing arrangements.

Valero L.P. is exposed to market risk for changes in interest rates related to its long-term debt obligations. Interest rate swap agreements, which were entered into during the first four months of 2003, are used to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt. Interest rates on borrowings under the revolving credit facility float with market rates and thus the carrying amount approximates fair value.

Concentration of Credit Risk

Substantially all of Valero L.P.’s revenues are derived from Valero Energy and its subsidiaries. Valero Energy transports crude oil to six of its refineries using Valero L.P.’s various crude oil pipelines and storage facilities and the crude oil storage tanks, and transports refined products from seven of its refineries to its company-owned retail operations or wholesale customers using Valero L.P.’s various refined product pipelines and terminals. Valero Energy and its subsidiaries are investment grade customers; therefore, Valero L.P. does not believe that the trade receivable from Valero Energy represents a significant credit risk. However, the concentration of business with Valero Energy, which is a large refining and retail marketing company, has the potential to impact Valero L.P.’s overall exposure, both positively and negatively, to changes in the refining and marketing industry.

NOTE 12: Related Party Transactions

Valero L.P. has related party transactions with Valero Energy for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, certain employee costs, insurance costs, administrative costs, rent expense and interest expense (for the period from January 1, 2001 through April 15, 2001) on the debt due to parent. The receivable from Valero Energy as of December 31, 2001 and 2002 and through March 18, 2003 represented the net amount due for these related party transactions and the net cash collected under Valero Energy’s centralized cash management program on Valero L.P.’s behalf. Beginning March 19, 2003, the receivable from Valero Energy represents amounts due for pipeline tariff, terminalling fee and crude oil storage tank fee revenues and the payable to Valero Energy represents amounts due for employee costs, insurance costs, operating expenses, administrative costs and rent expense.

The following table summarizes transactions with Valero Energy:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)

Revenues	$178,605	$117,804	$98,166
Operating expenses	24,196	13,795	11,452
General and administrative expenses	6,110	5,921	5,200
Interest expense on debt due to parent	—	—	2,513

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Services Agreement

Valero L.P. receives certain corporate services such as legal, accounting, treasury, engineering, information technology and other corporate functions from Valero Energy under the provisions of a Services Agreement entered into in July of 2000 for an annual fee of $5.2 million. Due to the significant growth of Valero L.P. over the past three years and the increased levels of service provided by Valero Energy for Valero L.P., Valero L.P. and Valero Energy have agreed to amend the terms of the Services Agreement, effective April 1, 2004, to change the annual services fee. Under the terms of the amended Services Agreement, the annual services fee will be $1.2 million. Each year over the next four years, the annual services fee will be increased by $1.2 million and by Valero Energy’s average percentage increase in salaries. The annual services fee may also be adjusted to account for changed service levels due to Valero L.P.’s acquisitions, sale or construction of assets. Additionally, Valero L.P. will reimburse Valero Energy for the cost of corporate employees dedicated to Valero L.P. matters (currently estimated to be approximately $5.6 million per year, excluding employee bonus costs). The conflicts committee of the board of directors of Valero GP, LLC approved the amendment to the Services Agreement in March 2004. This annual fee is in addition to the incremental general and administrative costs to be incurred from third parties for services Valero Energy does not provide under the Services Agreement (see Note 13: Employee Benefit Plans).

The Services Agreement also requires that Valero L.P. reimburse Valero Energy for various recurring costs of employees who work exclusively within the pipeline, terminalling and storage operations and for certain other costs incurred by Valero Energy relating solely to Valero L.P. These employee costs include salary, wage and benefit costs.

A portion of Valero L.P.’s general and administrative costs is passed on to third parties, which jointly own certain pipelines and terminals with Valero L.P. The net amount of general and administrative costs allocated to partners of jointly owned pipelines totaled $0.5 million, $0.7 million and $0.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Pipelines and Terminals Usage Agreement - McKee, Three Rivers and Ardmore

Under the terms of the Pipeline and Terminals Usage Agreement entered into on April 16, 2001, Valero Energy has agreed to use Valero L.P.’s pipelines to transport at least 75% of the crude oil shipped to and at least 75% of the refined products shipped from Valero Energy’s McKee, Three Rivers and Ardmore refineries and to use the related refined product terminals for terminalling services for at least 50% of all refined products shipped from the McKee, Three Rivers and Ardmore refineries until at least April 2008. For the year ended December 31, 2003, Valero Energy used Valero L.P.’s pipelines to transport 98% of its crude oil shipped to and 79% of the refined products shipped from the McKee, Three Rivers and Ardmore refineries, and Valero Energy used Valero L.P.’s terminalling services for 57% of all refined products shipped from these refineries.

If market conditions change with respect to the transportation of crude oil or refined products, or to the end markets in which Valero Energy sells refined products, in a material manner such that Valero Energy would suffer a material adverse effect if it were to continue to use Valero L.P.’s pipelines and terminals that service the McKee, Three Rivers and Ardmore refineries at the required levels, Valero Energy’s obligation to Valero L.P. will be suspended during the period of the change in market conditions to the extent required to avoid the material adverse effect.

In the event Valero Energy does not transport in Valero L.P.’s pipelines or use Valero L.P.’s terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, Valero Energy will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted average pipeline tariff or terminal fee.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

South Texas Pipelines and Terminals Agreements

In conjunction with the acquisition of the South Texas Pipelines and Terminals in March of 2003, Valero L.P. and Valero Energy entered into the following agreements:

•	Throughput commitment agreement pursuant to which Valero Energy agreed, for an initial period of seven years:

•	to transport in the Houston and Valley pipeline systems an aggregate of 40% of the Corpus Christi refineries’ gasoline and distillate production but only if the combined throughput in these pipelines is less than 110,000 barrels per day;

•	to transport in the Pettus to San Antonio refined product pipeline 25% of the Three Rivers refinery gasoline and distillate production and in the Pettus to Corpus Christi refined product pipeline 90% of the Three Rivers refinery raffinate production;

•	to use the Houston asphalt terminal for an aggregate of 7% of the asphalt production of the Corpus Christi refineries;

•	to use the Edinburg refined product terminal for an aggregate of 7% of the gasoline and distillate production of the Corpus Christi refineries, but only if the throughput at this terminal is less than 20,000 barrels per day; and

•	to use the San Antonio east terminal for 75% of the throughput in the Pettus to San Antonio refined product pipeline.

In the event Valero Energy does not transport in Valero L.P.’s pipelines or use Valero L.P.’s terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, it will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted average pipeline tariff or terminal fee. Valero Energy has indicated to Valero L.P. that the segment of the Corpus Christi to Edinburg refined product pipeline that runs approximately 60 miles south from Corpus Christi to Seeligson Station will require repair and, in some places, replacement. Valero Energy has agreed to indemnify Valero L.P. for any costs Valero L.P. incurs to repair and replace this segment in excess of $1.5 million. Valero Energy also agreed to allow Valero L.P. to increase its tariff to compensate for any revenue shortfall in the event Valero L.P. has to curtail throughput in the Corpus Christi to Edinburg refined product pipeline as a result of repair and replacement activities.

•	Terminalling agreement pursuant to which Valero Energy has agreed, during the initial period of five years, to pay a terminalling fee for each barrel of refined product stored or handled by or on behalf of Valero Energy at the terminals included in the South Texas Pipelines and Terminals, including an additive fee for gasoline additive blended at the terminals. At the Houston Hobby Airport terminal, Valero Energy will pay a filtering fee for each barrel of jet fuel stored or handled at the terminal.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Crude Oil Storage Tanks Agreements

In conjunction with the acquisition of the Crude Oil Storage Tanks in March of 2003, Valero L.P. and Valero Energy entered into the following agreements:

•	Handling and throughput agreement pursuant to which Valero Energy agreed to pay Valero L.P. a fee for 100% of crude oil and certain other feedstocks delivered to each of the Corpus Christi West refinery, the Texas City refinery and the Benicia refinery and to use Valero L.P. for handling all deliveries to these refineries. The throughput fees are adjustable annually, generally based on 75% of the regional consumer price index applicable to the location of each refinery. The initial term of the handling and throughput agreement is ten years, which may be extended by Valero Energy for up to an additional five years.

•	Services and Secondment Agreements pursuant to which Valero Energy agreed to provide to Valero L.P. personnel who perform operating and routine maintenance services related to the crude oil storage tank operations. The annual reimbursement for services is an aggregate $3.5 million for the initial year and is subject to adjustment based on actual expenses incurred and increases in the regional consumer price index. The initial term of the services and secondment agreements is ten years with a Valero L.P. option to extend for an additional five years. In addition to the fees Valero L.P. has agreed to pay Valero Energy under the services and secondment agreements, Valero L.P. is responsible for operating expenses and specified capital expenditures related to the tank assets that are not addressed in the services and secondment agreements. These operating expenses and capital expenditures include tank safety inspections, maintenance and repairs, certain environmental expenses, insurance premiums and ad valorem taxes.

•	Lease and access agreements pursuant to which Valero Energy leases to Valero L.P. the land on which the crude oil storage tanks are located for an aggregate of $0.7 million per year. The initial term of each lease is 25 years, subject to automatic renewal for successive one-year periods thereafter. Valero L.P. may terminate any of these leases upon 30 days notice after the initial term or at the end of a renewal period. In addition, Valero L.P. may terminate any of these leases upon 180 days notice prior to the expiration of the current term if Valero L.P. ceases to operate the crude oil storage tanks or ceases business operations.

Omnibus Agreement

The Omnibus Agreement governs potential competition between Valero Energy and Valero L.P. Under the Omnibus Agreement, Valero Energy has agreed, and will cause its controlled affiliates to agree, for so long as Valero Energy controls the general partner, not to engage in the business of transporting crude oil and other feedstocks or refined products, including petrochemicals, or operating crude oil storage facilities or refined product terminalling assets in the United States. This restriction does not apply to:

•	any business retained by UDS as of April 16, 2001, the closing of Valero L.P.’s initial public offering, or any business owned by Valero Energy at the date of its acquisition of UDS on December 31, 2001;

•	any business with a fair market value of less than $10 million;

•	any business acquired by Valero Energy in the future that constitutes less than 50% of the fair market value of a larger acquisition, provided Valero L.P. has been offered and declined the opportunity to purchase the business; and

•	any newly constructed pipeline, terminalling or storage assets that Valero L.P. has not offered to purchase at fair market value within one year of construction.

Also under the Omnibus Agreement, Valero Energy has agreed to indemnify Valero L.P. for environmental liabilities related to the assets transferred to Valero L.P. in connection with Valero L.P.’s initial public offering, provided that such liabilities arose prior to and are discovered within 10 years after that date (excluding liabilities resulting from a change in law after April 16, 2001).

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 13: Employee Benefit Plans

Valero L.P., which has no employees, relies on employees of Valero Energy and its affiliates to provide the necessary services to operate Valero L.P.’s assets. Effective January 1, 2003, most of the employees providing operational services to Valero L.P. became employees of Valero GP, LLC, a wholly owned subsidiary of Valero Energy and the general partner of Riverwalk Logistics, L.P. The Valero GP, LLC employees are included in the various employee benefit plans of Valero Energy and its affiliates. These plans include qualified, non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, bonus plans, long-term incentive plans (i.e. unit options and restricted common units) and other such benefits.

Valero L.P.’s share of allocated Valero Energy employee benefit plan expenses, excluding the compensation expense related to the contractual rights to receive common units, restricted units and unit options, was $3.4 million, $1.7 million and $1.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. These employee benefit plan expenses are included in operating expenses with the related payroll costs.

Long-Term Incentive Plan

The board of directors of Valero GP, LLC previously adopted the 2000 Long-Term Incentive Plan (the LTIP) under which Valero GP, LLC may award up to 250,000 common units to certain key employees of Valero Energy’s affiliates providing services to Valero L.P. and to directors and officers of Valero GP, LLC. Awards under the LTIP can include unit options, restricted common units, distribution equivalent rights (DERs) and contractual rights to receive common units.

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

In addition to the above plans, the board of directors of Valero GP, LLC adopted the 2002 Unit Option Plan (the UOP) under which Valero GP, LLC may award up to 200,000 unit options to officers and directors of Valero GP, LLC or its affiliates.

In January of 2002, under the LTIP, Valero GP, LLC granted 55,250 contractual rights to receive common units and DERs to its officers, certain key employees of its affiliates and its outside directors. In conjunction with the grant of contractual rights to receive common units under the LTIP, Valero L.P. issued 55,250 common units to Valero GP, LLC on January 21, 2002 for total consideration of $2.3 million (based on the then $40.95 market price per common unit). The contractual rights to receive common units vest one-third at the end of each year of a three-year vesting period. In January of 2003, one-third of the 55,250 contractual rights to receive common units vested and Valero GP, LLC distributed actual Valero L.P. common units to the officers and directors.

In 2002, Valero GP, LLC granted 131,800 unit options under the UOP and 44,400 unit options under the LTIP. These unit option grants vest one-third at the end of each year of a three-year vesting period. Effective March 18, 2003, unit options are accounted for at fair value and the compensation expense related to Valero GP, LLC employees is reimbursed by Valero L.P. to Valero GP, LLC.

On January 24, 2003, under the LTIP, Valero GP, LLC granted 30,000 contractual rights to receive common units and DERs to its eligible recipients, excluding the outside directors. In conjunction with the grant of contractual rights to receive common units under the LTIP, Valero GP, LLC purchased 30,000 newly issued Valero L.P. common units from Valero L.P. for total consideration of $1.1 million (based on the then $38.30 market price per common unit).

In October of 2003, Valero GP, LLC granted 1,440 restricted units under the UIP, 32,000 unit options under the UOP and 2,280 restricted units and 28,625 unit options under the LTIP. These October 2003 grants vest one-fifth at the end of each year of a five-year vesting period.

Valero L.P.’s share of compensation expense related to the contractual rights to receive common units, restricted units and unit options issued under the LTIP, the UIP and the UOP was $0.9 million and $0.7 million, respectively, for the years ended December 31, 2003 and 2002 and such amounts have been included in general and administrative expenses in the consolidated statements of income for those years.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14: Partners’ Equity, Allocations of Net Income and Cash Distributions

Partners’ Equity

As of December 31, 2002, Valero Energy and its affiliates owned 73.6% of Valero L.P.’s outstanding partners’ equity, including the 2% general partner interest. After giving effect to the redemption of common units in March 2003, the March and August 2003 common unit offerings and the April 2003 over-allotment option exercise, outstanding partners’ equity of Valero L.P. as of December 31, 2003 includes 13,442,072 common units (679,226 of which are held by affiliates of Valero Energy), 9,599,322 subordinated units held by UDS Logistics, LLC and a 2% general partner interest held by Riverwalk Logistics, L.P. UDS Logistics, LLC is a wholly owned subsidiary of Valero Energy and the limited partner of Riverwalk Logistics, L.P. As a result of the above 2003 equity transactions, Valero Energy and its affiliates now own 45.7% of Valero L.P., including the 2% general partner interest.

There is no established public market for the trading of the subordinated units. In addition, all of the subordinated units may convert to common units on a one-for-one basis if Valero L.P. meets the tests set forth in the partnership agreement as discussed below. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units.

Effective March 11, 2004, the partnership agreement has been amended to reduce the percentage of the vote required to remove Valero L.P.’s general partner from 58% to a simple majority (excluding any vote by the general partner and its affilitiates).

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

Cash Distributions

Valero L.P. makes quarterly distributions of 100% of its available cash, generally defined as cash receipts less cash disbursements and cash reserves established by the general partner in its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end. During the subordination period, the holders of Valero L.P.’s common units are entitled to receive each quarter a minimum quarterly distribution of $0.60 per unit ($2.40 annualized) prior to any distribution of available cash to holders of Valero L.P.’s subordinated units. The subordination period is defined generally as the period that will end on the first day of any quarter beginning after March 31, 2006 if (1) Valero L.P. has distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four-quarter periods and (2) Valero L.P.’s adjusted operating surplus, as defined in the partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable Valero L.P. to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2% general partner interest during those periods.

During the subordination period, Valero L.P.’s cash is first distributed 98% to the holders of common units and 2% to the general partner until there has been distributed to the holders of common units an amount equal to the minimum quarterly distribution and arrearages in the payment of the minimum quarterly distribution on the common units for any prior quarter. Secondly, cash is distributed 98% to the holders of subordinated units and 2% to the general partner until there has been distributed to the holders of subordinated units an amount equal to the minimum quarterly distribution. Thirdly, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages shown below.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The general partner is entitled to incentive distributions if the amount Valero L.P. distributes with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Unit	Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66 up to $0.90	75%	25%
Above $0.90	50%	50%

Effective March 11, 2004, Valero L.P.’s partnership agreement has been amended to lower the general partner’s incentive distribution rights with respect to distributions of available cash from 48% to 23% of the amount of any quarterly distribution that exceeds $0.90 per unit. The general partner will continue to receive a 2% distribution with respect to its general partner interest.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

	Years Ended December 31,		April 16 through December 31,
	2003	2002	2001
	(in thousands, except per unit data)

General partner interest	$1,404	$1,103	$667
General partner incentive distribution	2,620	1,103	—

Total general partner distribution	4,024	2,206	667
Limited partners’ distribution	66,179	52,969	32,692

Total cash distributions	$70,203	$55,175	$33,359

Cash distributions per unit applicable to limited partners	$2.95	$2.75	$1.70

On January 26, 2004, Valero L.P. declared a quarterly distribution of $0.75 per unit payable on February 13, 2004 to unitholders of record on February 6, 2004. This distribution related to the fourth quarter of 2003 and totaled $18.4 million, of which $1.1 million represented the general partner’s share of such distribution. The general partner’s distribution included a $0.8 million incentive distribution.

NOTE 15: Segment Information

Prior to 2003, Valero L.P. operated in only one segment, the petroleum pipeline and terminalling segment of the oil and gas industry and was managed by Valero Energy on an entity-wide basis. During 2003, a new organizational structure was established by Valero GP, LLC to operate Valero L.P., which included adding senior management personnel to oversee separate segments of business and to grow each business segment separate and apart from the others. Valero L.P.’s operating segments now include refined product pipelines, crude oil pipelines, refined product terminals and crude oil storage tanks. These reportable segments are strategic business units that offer different services and performance is evaluated based on operating income, before general and administrative expenses. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Valero L.P.’s principal services include providing pipeline transportation services, terminalling services and crude oil storage handling services. Historically, Valero L.P.’s services have been provided primarily to Valero Energy, from which Valero L.P. derived $178.6 million or 98% of its revenues for the year ended December 31, 2003.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The refined product pipelines segment revenues are earned by charging tariffs for the transportation of refined product volumes (per barrel) moved through the pipelines. For the year ended December 31, 2003, 96.7% of the refined product pipelines segment revenues were earned from services provided to Valero Energy. The crude oil pipelines segment revenues are earned by charging a tariff for the transportation of crude oil and other refinery feedstock volumes (per barrel) moved through the pipelines. The cost of the crude oil storage facilities connected to the various crude oil pipelines are included in the determination of the crude oil pipeline tariffs. For the year ended December 31, 2003, all of the revenues for the crude oil pipelines segment were earned from services provided to Valero Energy. The two largest operating expense items of both pipeline segments are labor and utility costs.

The refined product terminals segment revenues are earned by charging a fee for refined product volumes (per barrel) handled at the terminals and an additional fee is earned for each barrel that is blended with additives or for each barrel that is filtered. In the case of the asphalt terminals, an additional fee is earned based on the storage capacity of the tanks located at the terminal. For the year ended December 31, 2003, 98.4% of the refined product terminals segment revenues were earned from services provided to Valero Energy. The two largest operating expense items for the refined product terminals segment are labor and utility costs.

The crude oil storage tanks segment revenues are earned by charging a fee for each barrel of crude oil and certain other refinery feedstock delivered to the related refinery. For the year ended December 31, 2003, all of the revenues for the crude oil storage tanks segment were earned from services provided to Valero Energy. The two largest operating expense items for the crude oil storage tanks segment are the fees paid to Valero Energy under the services and secondment agreements and maintenance costs.

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Revenues:
Refined product pipelines	$72,276	$52,302	$53,479
Crude oil pipelines	50,741	47,925	27,438
Refined product terminals	31,269	18,231	17,910
Crude oil storage tanks	27,164	—	—

Total revenues	$181,450	$118,458	$98,827

Operating expenses:
Refined product pipelines	$28,914	$16,202	$18,582
Crude oil pipelines	15,196	13,541	7,311
Refined product terminals	15,447	8,095	7,690
Crude oil storage tanks	5,052	—	—

Total operating expenses	$64,609	$37,838	$33,583

Depreciation and amortization:
Refined product pipelines	$12,380	$8,051	$7,511
Crude oil pipelines	5,379	5,618	3,419
Refined product terminals	3,508	2,771	2,460
Crude oil storage tanks	5,000	—	—

Total depreciation and amortization	$26,267	$16,440	$13,390

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Operating income:
Refined product pipelines	$30,982	$28,049	$27,386
Crude oil pipelines	30,166	28,766	16,708
Refined product terminals	12,314	7,365	7,760
Crude oil storage tanks	17,112	—	—

Total segment operating income	90,574	64,180	51,854
General and administrative expenses	7,537	6,950	5,349

Total operating income	$83,037	$57,230	$46,505

Total assets by reportable segment were as follows:

	December 31,
	2003	2002
	(in thousands)

Refined product pipelines	$358,257	$183,458
Crude oil pipelines	146,338	149,280
Refined product terminals	102,854	48,219
Crude oil storage tanks	198,191	—

Total segment assets	805,640	380,957
General partnership assets (including current assets and other noncurrent assets)	21,917	34,551

Total consolidated assets	$827,557	$415,508

Capital expenditures, including acquisitions, by reportable segment were as follows:
	Years Ended December 31,
	2003	2002	2001
	(in thousands)

Refined product pipelines	$176,956	$13,444	$5,122
Crude oil pipelines	2,656	65,070	5,903
Refined product terminals	62,927	2,190	6,901
Crude oil storage tanks	200,198	—	—

Total capital expenditures	$442,737	$80,704	$17,926

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16: Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per unit data)
2003:
Revenues	$31,816	$47,542	$51,695	$50,397	$181,450
Operating income	14,028	22,268	23,527	23,214	83,037
Net income (1)	12,382	18,132	19,680	19,399	69,593
Net income per unit applicable to limited partners (2)	0.60	0.79	0.82	0.79	3.02
Cash distributions per unit applicable to limited partners	0.70	0.75	0.75	0.75	2.95

2002:
Revenues	$26,024	$30,030	$32,161	$30,243	$118,458
Operating income	10,696	14,891	15,845	15,798	57,230
Net income (3)	10,423	14,939	14,950	14,831	55,143
Net income per unit applicable to limited partners	0.50	0.76	0.72	0.74	2.72
Cash distributions per unit applicable to limited partners	0.65	0.70	0.70	0.70	2.75

(1)	The significant increase in revenues, operating income and net income beginning in the second quarter of 2003 is due primarily to the acquisition of the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks as discussed in Note 4: Acquisitions.

(2)	Net income per unit applicable to limited partners for each of the quarters of 2003 was impacted by the common unit offerings completed during 2003 as discussed in Note 3: Equity and Debt Offerings, Redemption of Common Units and Related Transactions. As a result, the net income per unit applicable to limited partners for the year does not equal the sum of the four quarterly per unit amounts.

(3)	Net income for the first quarter of 2002 includes $0.7 million (net of income taxes of $0.4 million) for the Wichita Falls Business for the month ended January 31, 2002, which was allocated entirely to the general partner.

NOTE 17: Subsequent Events

Acquisition of Royal Trading Asphalt Terminals

On February 20, 2004, Valero L.P. completed its acquisition of Royal Trading Company’s (Royal) two asphalt terminals for $28.1 million. The two asphalt terminals are located in Catoosa, Oklahoma and Rosario, New Mexico and have a total storage capacity of 500,000 barrels in 32 tanks. In conjunction with the Royal asset acquisition, Valero L.P. entered into a five-year Terminal Storage and Throughput Agreement with Valero Energy. The agreement includes (a) a throughput fee based on the asphalt moved out of the terminal with such fee decreasing as more volumes are throughput; however, there is a guaranteed minimum annual throughput equal to 18.5% of the McKee and Ardmore refineries’ asphalt production, and (b) reimbursement to Valero L.P. of certain costs, including utilities.

Valero L.P. will account for the Royal acquisition as a purchase of a business in accordance with FASB Statement No. 141, “Business Combinations,” and allocate the purchase price to the individual assets and liabilities acquired based on their fair value on February 20, 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Disclosure in response to this item is furnished in Valero L.P.’s Current Report on Form 8-K dated March 11, 2004 (filed March 12, 2004). This matter is not further disclosed in this report (per Instruction 1 to Item 304 of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Valero L.P.’s management has evaluated, with the participation of Valero GP, LLC’s principal executive officer and principal financial officer, the effectiveness of Valero L.P.’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that Valero L.P.’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Valero L.P. in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls.

There has been no change in Valero L.P.’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during Valero L.P.’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Valero L.P.’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF VALERO GP, LLC

Valero L.P. does not have directors or officers. The directors and officers of Valero GP, LLC, the general partner of Valero L.P.’s general partner, Riverwalk Logistics perform all management functions for Valero L.P. Diamond Shamrock Refining and Marketing Company, a subsidiary of Valero Energy and the sole member of Valero GP, LLC, selects the directors of Valero GP, LLC. Officers of Valero GP, LLC are appointed by its directors.

Valero GP, LLC’s First Amended and Restated Limited Liability Company Agreement provides for an audit committee of the board of directors, and permits Diamond Shamrock Refining and Marketing Company, acting as sole member of Valero GP, LLC, to appoint additional committees by resolution. Diamond Shamrock Refining and Marketing Company has created a compensation committee and a conflicts committee.

Valero L.P.’s partnership agreement also provides for a conflicts committee composed of Valero GP, LLC’s independent directors. The conflicts committee consists of three members of the board of directors of Valero GP, LLC who are not employed by Valero L.P. or Valero Energy and its affiliates. The conflicts committee reviews and makes recommendations relating to potential conflicts of interest between Valero L.P., on the one hand, and Valero Energy, on the other hand.

Set forth below is certain information concerning the directors and executive officers of Valero GP, LLC.

Name	Age	Position Held with Valero GP, LLC
William E. Greehey	67	Chairman of the Board
Curtis V. Anastasio	47	President, Chief Executive Officer and Director
William R. Klesse	57	Director
Gregory C. King	43	Director
H. Frederick Christie	70	Director
Rodman D. Patton	60	Director
Robert A. Profusek	54	Director
Steven A. Blank	49	Senior Vice President and Chief Financial Officer
Clayton E. Killinger	43	Vice President and Controller
James R. Bluntzer	50	Vice President- Operations
Jerry D. McVicker	50	Vice President-Business Development
Rodney L. Reese	53	Vice President-Engineering and Technical Services

Mr. Greehey became Chairman of the board of directors of Valero GP, LLC on January 1, 2002, effective with the acquisition of UDS by Valero Energy. Mr. Greehey has served as Chairman of the board of directors and Chief Executive Officer, and at various times, President of Valero Energy and its former parent company since 1979.

Mr. Anastasio became the President and a director of Valero GP, LLC in December 1999, and became its President and Chief Executive Officer in June 2000 coincident with Valero Logistics commencement of operations. He served as Vice President, General Counsel, and Secretary of UDS from 1997 until that time.

Mr. Klesse has been a director of Valero GP, LLC since December 1999, and he served as the Chairman of its board of directors until January 1, 2002. He was elected Executive Vice President and Chief Operating Officer of Valero Energy in January 2003. He previously served as Executive Vice President – Refining and Commercial Operations of Valero Energy since the closing of the UDS Acquisition. He had served as Executive Vice President, Operations of UDS from January 1999 through December 2001. Prior to that he served as an Executive Vice President for UDS since February 1995, overseeing operations, refining, product supply and logistics.

Mr. King became a director of Valero GP, LLC effective January 1, 2002. He was elected President of Valero Energy in January 2003. He previously served as Executive Vice President and General Counsel of Valero Energy since September 2001, and prior to that time he served as Valero Energy’s Executive Vice President and Chief Operating Officer since January 2001. Mr. King was Senior Vice President and Chief Operating Officer of Valero Energy from 1999 to January 2001. He was elected Vice President and General Counsel of Valero Energy in 1997. He joined Valero Energy’s former parent in 1993 as Associate General Counsel and prior to that was a partner in the Houston law firm of Bracewell and Patterson.

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

Mr. Patton became a director of Valero GP, LLC in June 2001. He retired from Merrill Lynch & Co. in 1999 where he had served as Managing Director in the Energy Group since 1993. Prior to that he served in investment banking and corporate finance positions with Credit Suisse First Boston (1981-1993) and Blyth Eastman Paine Webber (1971-1981). He is a director of Apache Corporation.

Mr. Profusek became a director of Valero GP, LLC in June 2001. He is a partner in the New York office of Jones Day. He is also a director of CTS Corporation. He served as Executive Vice President, responsible for investment activities, of Omnicom Group Inc. from May 2000 to August 2002. Prior to May 2000, he was a partner at Jones Day.

Mr. Blank became Senior Vice President and Chief Financial Officer of Valero GP, LLC in January 2002. From December 1999 until January 2002, he was Chief Accounting and Financial Officer and a director of Valero GP, LLC. He also served as UDS’ Vice President and Treasurer from December 1996 until January 1, 2002, when he became Vice President-Finance of Valero Energy.

Mr. Killinger became Vice President and Controller of Valero GP, LLC and Valero Energy in January 2003. He served as Assistant Controller- Budgeting and Forecasting for Valero Energy from December 2001 through December 2002. Prior to December 2001, he was a partner in with Arthur Andersen LLP.

Mr. Bluntzer became Vice President-Operations of Valero GP, LLC in February 2004. He served as Vice President-Terminal Operations of Valero GP, LLC from May 2003 to February 2004. He served as Special Projects Director of Valero GP, LLC from January 2002 to May 2003 and as Vice President of Midstream Operations of Valero Energy from June 2001 to January 2002. He served as Refinery Logistics & Supply Chain Director of Valero Energy from July 2000 to June 2001.

Mr. McVicker became Vice President-Business Development of Valero GP, LLC in February 2004. He served as Vice President-Pipeline Operations of Valero GP, LLC from April 2003 to February 2004. From January 2002 until April 2003, he served as Vice President of Product Supply and Distribution for Valero Energy. From October 1997 until January 2002, he served as Vice President of Wholesale Marketing of UDS.

Mr. Reese has served as Vice President, Engineering and Technical Services of Valero GP, LLC since April 2003. Prior to that, he served as Vice President-Operations of Valero GP, LLC since December 1999. He has been employed for 20 years in various pipeline engineering and operations positions by Valero Energy and its predecessor, UDS. He served as Director, Pipelines and Terminals for UDS from October 1999 to December 2001. Prior to that he was Director, Product Pipeline Operations for UDS from October 1997 to October 1999, and prior to that served in various managerial capacities with UDS’ pipeline group.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than 10% of Valero L.P.’s units to file certain reports with the SEC and New York Stock Exchange concerning their beneficial ownership of Valero L.P.’s equity securities. Valero L.P. believes that during the year ended December 31, 2003, its officers, directors and 10% unitholders were in compliance with applicable requirements of Section 16(a).

AUDIT COMMITTEE

Valero GP, LLC’s audit committee is composed of three directors who are not officers or employees of Valero Energy or any of its subsidiaries or Valero L.P. Under currently applicable rules of the New York Stock Exchange, all members are independent. The board of directors of Valero GP, LLC has adopted a written charter for the audit committee. The board of directors of Valero GP, LLC has determined that a member of the audit committee, namely Rodman D. Patton, is an audit committee financial expert (as defined by the SEC) and that he is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

The audit committee makes recommendations to the board regarding the selection of Valero L.P.’s independent auditor and reviews the professional services they provide. It reviews the scope of the audit performed by the independent auditor, the audit report issued by the independent auditor, Valero L.P.’s annual and quarterly financial statements, any material comments contained in the auditor’s letters to management, Valero L.P.’s internal accounting controls and such other matters relating to accounting, auditing and financial reporting as it deems appropriate. In addition, the audit committee reviews the type and extent of non-audit work being performed by the independent auditor and its compatibility with their continued objectivity and independence.

REPORT OF THE AUDIT COMMITTEE FOR THE YEAR ENDED DECEMBER 31, 2003

Management of Valero GP, LLC is responsible for Valero L.P.’s internal controls and the financial reporting process. Ernst & Young LLP, Valero L.P.’s independent auditors for the year ended December 31, 2003, is responsible for performing an independent audit of Valero L.P.’s consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The audit committee monitors and oversees these processes. The audit committee recommends to the board of directors the selection of Valero L.P.’s independent auditors.

The audit committee has reviewed and discussed Valero L.P.’s audited consolidated financial statements with management and the independent auditors. The audit committee has discussed with Ernst & Young LLP the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees.” The audit committee has received the written disclosures and the letter from Ernst & Young LLP required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” and has discussed with Ernst & Young LLP that firm’s independence.

Based on the foregoing review and discussions and such other matters the audit committee deemed relevant and appropriate, the audit committee recommended to the board of directors that the audited consolidated financial statements of Valero L.P. be included in Valero L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003.

Members of the Audit Committee:

Rodman D. Patton

H. Frederick Christie

Robert A. Profusek

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

Valero L.P. has adopted a code of ethics that applies to Valero GP, LLC’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of compensation paid for the last three years, if applicable, to Valero GP, LLC’s CEO and to its three other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2003. Valero GP, LLC’s other executive officers are employed by Valero Energy. Their services are rendered under the terms of the Services Agreement for which Valero L.P. pays Valero Energy an annual fee for general and administrative services rendered by Valero Energy employees for the benefit of Valero L.P. The Services Agreement is discussed fully in Note (2) below and Note 12 of Notes to Consolidated Financial Statements.

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position (1)	Year	Salary (2)	Bonus (2)(3)	Restricted Unit Awards(4)	Number of Securities Underlying Options Granted	LTIP Payouts(5)	All Other Compensation(6)
Curtis V. Anastasio,	2003	$307,506	$250,000	$245,672	11,800	$49,235	$112,350
President and Chief	2002	300,008	97,000	204,750	25,000	—	43,545
Executive Officer	2001	263,062	184,100	—	—	—	284,727

James R. Bluntzer,	2003	$171,558	$107,000	$24,943	2,675	—	—
Vice President-Operations

Jerry D. McVicker,	2003	$184,849	$115,000	$26,757	2,875	—	$12,491
Vice President-Business Development

Rodney L. Reese, Vice	2003	$163,835	$95,000	$24,036	2,575	—	$11,506
President-Engineering	2002	154,988	35,900	—	4,900	—	14,551
and Technical Services	2001	147,944	81,400	—	—	—	106,706

(1)	The named executive officers hold the indicated offices in Valero GP, LLC, the general partner of Riverwalk Logistics, Valero L.P.’s general partner. Valero L.P. does not have any officers or directors.

(2)	Valero GP, LLC had no employees in 2002 or 2001. Valero L.P. received services under a Services Agreement that was put in place at the time Valero Logistics began operations in July 2000. Under that Services Agreement, Valero Energy was paid $5.2 million a year for general and administrative services that indirectly benefited Valero L.P., and the cost of employees performing services directly for Valero L.P. were reimbursed by Valero L.P. as they were incurred. Effective January 1, 2003, in connection with the anticipated deconsolidation of Valero L.P. by Valero Energy, certain employees of Valero Energy who spent their time primarily on operational services for Valero L.P. were transferred to Valero GP, LLC.

(3)	In 2003, executive bonuses were paid 100% in cash, but recipients could elect to use 25% of their cash bonus award to purchase Valero L.P. common units at market price. For 2002 and 2001, executive bonuses were paid 75% in cash and 25% in Valero Energy common stock.

(4)	Cash distributions are paid on restricted units at the same rate as on Valero L.P.’s unrestricted common units. Restricted units granted in October 2003 vest 1/5 annually over a five-year period, and restricted units granted in January 2003 and in 2002 vest 1/3 annually over a three-year period. The aggregate number of unvested restricted units held at December 31, 2003 and the market value of such units on that date (calculated according to SEC regulation without regard to restrictions on such units) were: Mr. Anastasio, 9,683 units, $481,923; Mr. Bluntzer, 550 units, $27,374, Mr. McVicker, 590 units, $29,364; and Mr. Reese, 530 units, $26,378.

(5)	LTIP payouts are the number of performance share awards vested for 2003 performance multiplied by the market price per share of Valero Energy common stock on the vesting date. For further information, see notes for the following table entitled “Long Term Incentive Plans- Awards in Last Fiscal Year.”

(6)	Amounts include contributions made to Valero Energy’s Thrift Plan and Excess Thrift Plan, and unused portions of amounts provided by Valero Energy under Valero Energy’s Flexible Benefits Plan. Messrs. Anastasio, McVicker and Reese were allocated $21,324, $12,491 and $11,506, respectively, as a result of contributions to the Thrift Plan and the Excess Thrift Plan for 2003. Also included for 2003: Mr. Anastasio received $5,537 as reimbursement of certain membership dues. Amounts for 2003 also include vesting of restricted stock issued to Mr. Anastasio under Valero Energy’s long-term incentive plan, for which Mr. Anastasio was vested for $84,520.

OPTION GRANTS AND RELATED INFORMATION

OPTION GRANTS

The following table sets forth further information regarding the grants of Valero L.P. unit options to the named executive officers reflected in the Summary Compensation Table.

OPTION GRANTS IN THE LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Security) (1)	Market Price at Grant Date ($/Security)	Expiration Date	Grant Date Present Value ($)(2)
Curtis V. Anastasio	11,800	19.46%	45.35	45.35	10/29/2013	47,672
James R. Bluntzer	2,675	4.41%	45.35	45.35	10/29/2013	10,807
Jerry D. McVicker	2,875	4.74%	45.35	45.35	10/29/2013	11,615
Rodney L. Reese	2,575	4.25%	45.35	45.35	10/29/2013	10,403

(1)	All options reported vest in equal increments over a five-year period from the date of grant, unless otherwise noted. Under the terms of Valero GP, LLC’s 2000 Long Term Incentive Plan, a participant may satisfy the tax withholding obligations related to exercise by tendering cash payment, by authorizing Valero GP, LLC to withhold units otherwise issuable to the participant or by delivering to Valero GP, LLC already owned and unencumbered units, subject to certain conditions.

(2)	The Black-Scholes option pricing model was used to determine grant date present value. This model is designed to value publicly traded options. Options issued under Valero GP, LLC’s option plan are not freely traded, and the exercise of such options is subject to substantial restrictions. Moreover, the Black-Scholes model does not give effect to either risk of forfeiture or lack of transferability. The estimated values under the Black-Scholes model are based on assumptions as to variables such as interest rates, unit price volatility and future cash distribution yield. The estimated grant date present values presented in this table were calculated using an expected average option life of five years, risk-free rate of return of 3.26%, average volatility rate of 20.71% based on daily volatility rates from the initial public offering by Valero L.P. through December 31, 2003, and cash distribution yield of 6.62%, which is the expected annualized quarterly cash distribution rate in effect at the date of grant expressed as a percentage of the market value of the common units at the date of grant. The actual value of unit options could be zero; realization of any positive value depends upon the actual future performance of the common units, the continued employment of the option holder throughout the vesting period and the timing of the exercise of the option. Accordingly, the values set forth in this table may not be achieved.

LONG TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR (1)

	Number of Shares, Units or Other Rights	Performance or Other Period Until Maturation or Payout	Estimated Future Payouts Under Non-Stock Price-Based Plan
Name			Threshold (# Shares)	Target (#Shares)	Maximum (# Shares)
Curtis V. Anastasio	667	12/31/03	—	667	1,334
	667	12/31/04	—	667	1,334
	666	12/31/05	—	666	1,332
James R. Bluntzer	—	—	—	—	—
Jerry D. McVicker	—	—	—	—	—
Rodney L. Reese	—	—	—	—	—

(1)	These Valero Energy long-term incentive awards were grants of Performance Shares made under Valero Energy’s Executive Stock Incentive Plan. Total shareholder return, or TSR, during a specified “performance period” was established as the performance measure for determining what portion of an award may vest. TSR is measured by dividing the sum of (a) the net change in the price of a share of Valero Energy’s common stock between the beginning of the performance period and the end of the performance period, and (b) the total dividends paid on the common stock during the performance period, by (c) the price of a share of Valero Energy’s common stock at the beginning of the performance period. Each Performance Share award is subject to vesting in three equal increments, based upon Valero Energy’s TSR during rolling three-year periods that end on December 31, 2003, 2004 and 2005, respectively. At the end of each performance period, Valero Energy’s TSR is compared to the TSR for a target group of comparable companies. Valero Energy and the companies in the target group are then ranked by quartile. Participants then earn 0%, 50%, 100% or 150% of that portion of the initial grant amount that is vesting for such period, depending on whether Valero Energy’s TSR is in the last, 3rd, 2nd or 1st quartile of the target group; 200% will be earned if Valero Energy ranks highest in the group. Amounts not earned in the given performance period can be carried forward for one additional performance period and up to 100% of the carried-forward amount can still be earned, depending upon the quartile achieved for such subsequent period.

The following table sets forth information regarding Valero L.P. common units and shares of Valero Energy common stock underlying options exercisable at December 31, 2003, and options exercised during 2003, for the executive officers named in the Summary Compensation Table:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION VALUES

	Securities Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End(#)		Value of Unexercised In-the-Money Options at FY-End ($)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Curtis V. Anastasio
VLI Units	1,000	$4,820	7,334	28,466	$91,109	$257,447	(1)
VLO Stock	—	—	41,117	10,833	708,743	$110,757	(2)

James R. Bluntzer
VLI Units	—	—	1,500	5,675	$17,325	$46,474	(1)
VLO Stock	—	—	20,260	1,333	80,250	$16,826	(2)

Jerry D. McVicker
VLI Units	—	—	—	2,875	—	$12,708	(1)
VLO Stock	—	—	37,342	5,000	$960,354	80,250	(2)

Rodney L. Reese
VLI Units	—	—	1,634	5,841	$18,872	$49,104	(1)
VLO Stock	—	—	5,780	—	145,560	—

(1)	Represents the dollar value obtained by multiplying the number of unexercised in-the-money options by the difference between the stated exercise price per unit of the options and the closing market price per unit of Valero L.P.’s common units on December 31, 2003.

(2)	Represents the dollar value obtained by multiplying the number of unexercised in-the-money options by the difference between the stated exercise price per share of the options and the closing market price per share of Valero Energy’s common stock on December 31, 2003.

RETIREMENT BENEFITS

The following table sets forth the estimated annual gross benefits payable under Valero Energy’s Pension Plan, Excess Pension Plan and Supplemental Executive Retirement Plan, or SERP, upon retirement at age 65, based upon the assumed compensation levels and years of service indicated and assuming an election to have payments continue for the life of the participant only.

ESTIMATED ANNUAL PENSION BENEFITS AT AGE 65

Years of Service

Covered Compensation	15	20	25	30	35
$200,000	$54,000	$72,000	$90,000	$108,000	$126,000
300,000	83,000	111,000	139,000	166,000	194,000
400,000	112,000	150,000	187,000	225,000	262,000
500,000	142,000	189,000	236,000	283,000	330,000
600,000	171,000	228,000	285,000	342,000	399,000
700,000	200,000	267,000	334,000	400,000	467,000
800,000	229,000	306,000	382,000	459,000	535,000
900,000	259,000	345,000	431,000	517,000	603,000
1,000,000	288,000	384,000	480,000	576,000	672,000
1,100,000	317,000	423,000	529,000	634,000	740,000
1,200,000	346,000	462,000	577,000	693,000	808,000
1,300,000	376,000	501,000	626,000	751,000	876,000
1,400,000	405,000	540,000	675,000	810,000	945,000
1,500,000	434,000	579,000	724,000	868,000	1,013,000
1,600,000	463,000	618,000	772,000	927,000	1,081,000
1,700,000	493,000	657,000	821,000	985,000	1,149,000
1,800,000	522,000	696,000	870,000	1,044,000	1,218,000
1,900,000	551,000	735,000	919,000	1,102,000	1,286,000
2,000,000	580,000	774,000	967,000	1,161,000	1,354,000

Valero Energy maintains a noncontributory defined benefit Pension Plan in which virtually all employees of Valero Energy, including those providing services for Valero L.P., are eligible to participate and under which contributions by individual participants are neither required nor permitted. Valero Energy also maintains a noncontributory, non-qualified Excess Pension Plan and a non-qualified SERP, which provide supplemental pension benefits to certain highly compensated employees. The Pension Plan (supplemented, as necessary, by the Excess Pension Plan) provides a monthly pension at normal retirement equal to 1.6% of the participant’s average monthly compensation (based upon the participant’s earnings during the three consecutive calendar years during the last 10 years of the participant’s credited service affording the highest such average) times the participant’s years of credited service. The SERP provides an additional benefit equal to 0.35% times the product of the participant’s years of credited service (maximum 35 years) multiplied by the excess of the participant’s average monthly compensation over the lesser of 1.25 times the monthly average (without indexing) of the social security wage bases for the 35-year period ending with the year the participant attains social security retirement age, or the monthly average of the social security wage base in effect for the year that the participant retires. For purposes of the SERP, the participant’s most highly compensated consecutive 36 months of service during the participant’s last 10 years of employment are considered. Compensation for purposes of the Pension Plan, Excess Pension Plan and SERP includes salary and bonus as reported in the Summary Compensation Table. Pension benefits are not subject to any deduction for social security or other offset amounts.

Credited years of service for the period ended December 31, 2003 for the executive officers named in the Summary Compensation Table are as follows: Mr. Anastasio- 16 years, Mr. Bluntzer- 28 years, Mr. McVicker- 17 years, and Mr. Reese- 17 years.

COMPENSATION OF DIRECTORS

Directors who are not employees of Valero GP, LLC or its affiliates receive the following compensation: a $25,000 annual retainer, a $1,000 fee for each in-person meeting attended, a $500 fee for each telephonic meeting attended, a $2,500 retainer for chairing either the compensation or the conflicts committees, a $5,000 retainer for chairing the audit committee, a $1,000 fee for each in-person committee meeting attended and a $500 fee for each telephonic committee meeting attended. In addition, directors receive a grant of restricted units under the Valero GP, LLC 2000 Long-Term Incentive Plan every third year during the director’s term of service having an aggregate value of $30,000 at the time of grant. Such restricted units vest in equal annual increments over the three years following the grant date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Profusek (Chairman), Mr. Christie and Mr. Patton served on the compensation committee in 2003. None of them has been an officer or employee of Valero GP, LLC or any of its affiliates. No executive officer of Valero GP, LLC has served as a member of the board of directors or on the compensation committee of any company whose executive officers include a member of Valero GP, LLC’s compensation committee.

The compensation committee administers the incentive plans of Valero GP, LLC, and makes awards under them, in consultation with management, that create appropriate incentives for employees of Valero L.P.’s affiliates that provide services to Valero L.P.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth ownership of Valero L.P. common units and Valero Energy common stock by directors and executive officers of Valero GP, LLC as of February 1, 2004. Unless otherwise indicated in the notes to the table, each of the named persons and members of the group has sole voting and investment power with respect to the common units and common stock shown:

Name of Beneficial Owner(1)	Units Beneficially Owned (2)(3)	Units under Exercisable Options (4)	Percentage of Outstanding Units(2)	Shares of Valero Energy Stock Beneficially Owned (6)(7)		Shares of Valero Energy Stock under Exercisable Options (9)	Percentage of Outstanding Shares(6)
Curtis V. Anastasio	19,346	12,334	*	579		41,117	*
James R. Bluntzer	882	3,000	*	10,254		17,272	*
H. Frederick Christie	2,250	—	*	5,444	(8)	9,679	*
William E. Greehey	69,459	—	*	1,333,056		2,754,024	3.29%
Gregory C. King	7,995	6,667	*	70,603		150,040	*
William R. Klesse	26,580	—	*	118,937		261,024	*
Jerry D. McVicker	2,502	—	*	11,926		32,242	*
Rodman D. Patton	8,750	—	*	—		—	*
Robert A. Profusek (5)	1,577	—	*	—		—	*
Rodney L. Reese	5,030	3,267	*	2,582		5,780	*
All directors and executive officers as a group (11 persons)	158,271	26,935	1.38%	1,564,872		3,281,512	3.89%

*	Indicates that the percentage of beneficial ownership does not exceed 1% of the class.

(1)	The business address for all beneficial owners listed above is One Valero Place, San Antonio, Texas 78212.

(2)	As of February 1, 2004, 13,442,072 common units were issued and outstanding. No executive officer or director owns any class of equity securities of Valero L.P. other than common units. The calculation for Percentage of Outstanding Units includes common units listed under the captions “Units Beneficially Owned” and “Units under Exercisable Options.”

(3)	Includes restricted common units issued under Valero L.P.’s long-term incentive plans. Restricted units granted under Valero GP, LLC’s long-term incentive plans may not be disposed of until vested. Does not include common units that could be acquired under options, which information is set forth in the next column.

(4)	Consisting of common units that may be acquired within 60 days of February 1, 2004 through the exercise of common unit options.

(5)	Includes 1,000 common units registered in the name of Kathryn A. Profusek as to which Mr. Profusek shares voting and investment power.

(6)	As of February 1, 2004, 121,366,569 shares of Valero Energy’s common stock were issued and outstanding. No executive officer or director owns any class of equity securities of Valero Energy other than common stock. The calculation for Percentage of Outstanding Shares includes shares listed under the captions “Shares of Valero Energy Stock Beneficially Owned” and “Shares of Valero Energy Stock under Exercisable Options.”

(7)	Includes shares allocated pursuant to the Valero Energy Corporation Thrift Plan through January 31, 2004, as well as shares of restricted stock granted under Valero Energy’s Executive Stock Incentive Plan and Valero Energy’s Restricted Stock Plan for Non-Employee Directors. Except as otherwise noted, each person named in the table, and each other executive officer, has sole power to vote or direct the vote and to dispose or direct the disposition of all such shares beneficially owned by him. Restricted stock granted under Valero Energy’s Executive Stock Incentive Plan and Valero Energy’s Restricted Stock Plan for Non-Employee Directors may not be disposed of until vested. Does not include shares that could be acquired under options, which information is set forth in the next column.

(8)	Includes 3,810 shares of common stock registered in the name of the Christie Family Trust as to which H. Frederick Christie shares voting and investment power.

(9)	Consisting of shares subject to stock options that are exercisable within 60 days of February 1, 2004 through the exercise of stock options. Such shares may not be voted unless the stock options are exercised. Stock options that may become exercisable within such 60-day period only in the event of a change of control of Valero Energy are excluded. Except as set forth herein, none of the current executive officers or directors of Valero L.P. hold any rights to acquire Valero Energy common stock, except through exercise of stock options.

CERTAIN BENEFICIAL OWNERS

Except as otherwise indicated, the following table sets forth certain information as of February 29, 2004 with respect to each entity known to Valero L.P. to be the beneficial owner of more than 5% of its outstanding units.

Name and Address of Beneficial Owner	Common Units	Percentage of Common Units(3)	Subordinated Units	Percentage of Subordinated Units
Valero Energy Corporation (1) One Valero Place San Antonio, TX 78212	657,631	4.9%	9,599,322	100%

Goldman, Sachs & Co. (2) The Goldman Sachs Group, Inc. 85 Broad Street New York, NY 10004	1,504,832	11.2%	—	—

(1)	Valero Energy owns the common and subordinated units through its wholly owned subsidiaries, Valero GP, LLC and UDS Logistics, LLC. Valero Energy shares voting and investment power with certain of its wholly owned subsidiaries with respect to the common and subordinated units.

(2)	According to an amended Schedule 13G filed with the SEC on February 14, 2004, Goldman Sachs & Co. and The Goldman Sachs Group, Inc. share voting and dispositive power with respect to these common units.

(3)	Assumes 13,442,072 common units outstanding.

The following table sets forth information about Valero GP, LLC’s equity compensation plans, which are described in further detail in Note 13 of Notes to Consolidated Financial Statements:

Equity Compensation Plan Information

Plan categories	Number of Securities to be issued upon exercise of outstanding unit options, warrants and rights	Weighted- Average exercise price of outstanding unit options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity Compensation Plans approved by security holders	130,467	$40.43	90,111
Equity Compensation Plans not approved by security holders	155,573	$38.72	535,960	(1)

(1)	As of December 31, 2003, options to purchase 37,400 Valero L.P. common units remained available for grant under the 2002 Unit Option Plan. As of December 31, 2003, 498,560 units remained available for grant under the 2003 Employee Unit Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RIGHTS OF VALERO L.P.’S GENERAL PARTNER

As of February 29, 2004, UDS Logistics, LLC, the limited partner of Riverwalk Logistics, owns 614,572 common units and 9,599,322 subordinated units of Valero L.P. representing an aggregate 43.4% limited partner interest in Valero L.P. Riverwalk Logistics owns a 2% general partner interest in Valero L.P. and also owns the incentive distribution rights giving Riverwalk Logistics higher percentages of Valero L.P.’s cash distributions as various target distribution levels are met. Valero GP, LLC, the general partner of Riverwalk Logistics, owns 43,059 common units representing a 0.2% limited partnership interest in Valero L.P.

The subordinated units may convert to common units on a one-for-one basis on the first day following the record date for distributions for the quarter ending March 31, 2006, if Valero L.P. meets certain tests set forth in its partnership agreement. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units.

Riverwalk Logistics, the sole general partner of Valero L.P., is responsible for the management of Valero L.P. Valero GP, LLC, the sole general partner of Riverwalk Logistics, is responsible for managing the affairs of Riverwalk Logistics, and through it, the affairs of Valero L.P. and Valero Logistics.

RELATIONSHIP WITH VALERO ENERGY

For a detailed discussion of Valero L.P.’s relationship with Valero Energy, see Items 1. and 2. Business and Properties, “Valero L.P.’s Relationship with Valero Energy.”

SUMMARY OF TRANSACTIONS WITH VALERO ENERGY

Valero L.P. has related-party transactions with Valero Energy for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, certain employee costs, insurance costs, administrative costs, and rent expense. On the consolidated balance sheet of Valero L.P. and subsidiaries, the balance of the account Receivable from Valero Energy as of December 31, 2002 and through March 18, 2003 represented the net amount due for these related-party transactions and the net cash collected under Valero Energy’s centralized cash management program on Valero L.P.’s behalf. Beginning March 19, 2003, the balance of the account Receivable from Valero Energy represents amounts due for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, and the balance of the account Payable to Valero Energy represents amounts due for employee costs, insurance costs, operating expenses, administrative costs and rent expense.

The following table sets forth information pertaining to transactions with Valero Energy:

	Years Ended December 31,
	2003	2002
	(in thousands)
Revenues	$178,605	$117,804
Operating expenses	24,196	13,795
General and administrative expenses	6,110	5,921

INDEBTEDNESS OF MANAGEMENT

Ultramar Diamond Shamrock Corporation (UDS), which Valero Energy acquired on December 31, 2001, maintained an employee stock purchase program pursuant to which key employees were provided with loans to purchase common stock of UDS. No loans have been made under this program since 2001, before Valero Energy acquired UDS. Upon Valero Energy’s acquisition of UDS, all shares of common stock of UDS converted into shares of common stock of Valero Energy.

Mr. McVicker and Mr. Blank each participated in the program and have outstanding balances under the program. The highest amount outstanding at any time since the beginning of 2003 and the amount outstanding on February 15, 2004 for each loan were: Mr. McVicker: $80,656 and $71,206, respectively, and Mr. Blank: $197,475 and $197,475, respectively.

Loans under this program bear interest at a rate equal to the Applicable Federal Rate (AFR) for short-term loans, as effective month-to-month during the term of the loan, not to exceed 8%. As of February 15, 2004, AFR on both Mr. McVicker’s and Mr. Blank’s loans were 1.62%. The loans are required to be repaid in full by 2010 and have a mandatory repayment over five years, beginning in 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP has been appointed as Valero L.P.’s independent auditors for the fiscal year ended December 31, 2003. The following table shows the fees paid or accrued pursuant to billings by the independent auditors to Valero L.P. for audit and other services provided by Ernst & Young LLP for fiscal year 2003 and 2002.

	Years Ended December 31,
	2003	2002
Audit Fees (1)	$683,599	$554,234
Audit-Related Fees (2)	—	38,418
Tax Fees (3)	—	—
All Other Fees	—	—

Total Fees	$683,599	$592,652

(1)	Fees for professional services rendered for the audit of Valero L.P.’s annual consolidated financial statements, quarterly reviews of financial information included in Valero L.P.’s Form 10-Qs and services that are normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit-related services include the services related to the restatement of Valero L.P.’s December 31, 2001 consolidated financial statement for the Wichita Falls Business reorganization as a result of the February 1, 2002 acquisition of the Wichita Falls Business by Valero L.P. from Valero Energy.

(3)	Ernst & Young LLP does not provide services related to the preparation of Valero L.P.’s annual tax return and related K-1s for unitholders. Pricewaterhouse Coopers LLP prepares the K-1s to unitholders for Valero L.P.

None of the fees included in the table above were required to be approved under the provisions of paragraph (c)(7)(i)(C) of SEC Rule 2-01 of Regulation S-X. The audit committee has adopted a pre-approval policy to address the approval of services rendered to Valero L.P. by its independent auditors. The text of that policy appears in Exhibit 99.1 to this report.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements. The following consolidated financial statements of Valero L.P. and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

Report of independent auditors

Report of independent public accountants

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows – Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Partners’ Equity – Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(2)    Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Filed as part of this Form 10-K are the following:

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.1	Amended and Restated Certificate of Limited Partnership of Valero L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 3.3

4.2	Third Amended and Restated Agreement of Limited Partnership of Valero L.P.	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 3.1

4.3	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Valero L.P.	*

4.4	Certificate of Limited Partnership of Valero Logistics Operations, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.4

4.5	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.5

4.6	Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 3.9

4.7	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 3.10

4.8	Certificate of Limited Partnership of Riverwalk Logistics, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.7

4.9	Agreement of Limited Partnership of Riverwalk Logistics, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.8

4.10	Certificate of Formation of Valero GP, LLC	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.9

4.11	Certificate of Amendment to Certificate of Formation of Valero GP, LLC	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 3.14

4.12	First Amendment to First Amended and Restated Limited Liability Company Agreement of Valero GP, LLC	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 3.15

4.13	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 3.16

4.14	Indenture, dated July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities	Valero L.P.’s Current Report on Form 8-K filed July 15, 2002, Exhibit 4.1

4.15	First Supplemental Indenture, dated as of July 15, 2002, to Indenture dated July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to 6 7/8% Senior Notes Due 2012	Valero L.P.’s Current Report on Form 8-K filed July 15, 2002, Exhibit 4.2

4.16	Second Supplemental Indenture, dated as of March 18, 2003, to Indenture dated July 15, 2002, as amended and supplemented by a First Supplemental Indenture thereto dated as of July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee (including, form of global note representing $250,000,000 6.05% Senior Notes due 2013)	Valero L.P.’s Current Report on Form 8-K filed May 9, 2003, Exhibit 4.1

4.17	Registration Rights Agreement, dated March 18, 2003, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and the initial purchasers of Valero Logistics Operations, L.P. 6.05% Senior Notes due 2013	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.10

10.1	Amended and Restated Credit Agreement dated as of December 15, 2000, as amended March 6, 2003, among Valero Logistics Operations, L.P., the Lenders party thereto, and JPMorgan Chase Manhattan Bank, as Administrative Agent, Royal Bank of Canada, as Syndication Agent, Suntrust Bank and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, JPMorgan Securities Inc., as Arranger	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2002, Exhibit 10.1

+10.2	Valero GP, LLC 2003 Employee Unit Incentive Plan	Registration Statement on Form S-8 (File No. 333-109451) filed October 7, 2003, Exhibit 99.1

+10.3	Valero GP, LLC 2002 Unit Option Plan	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 10.2

+10.4	Valero GP, LLC 2000 Long-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.3

+10.5	Form of Restricted Unit Agreement between Valero L.P. and participant in Valero GP, LLC 2000 Long-Term Incentive Plan	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 10.12

+10.6	Valero GP, LLC Short-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.4

+10.7	Valero GP, LLC Intermediate-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.9

+10.8	Performance Award Agreement dated January 22, 2003 between Curtis V. Anastasio and Valero Energy Corporation	*

10.9	Pipelines and Terminals Usage Agreement by and among Ultramar Diamond Shamrock Corporation, Shamrock Logistics Operations, L.P., Shamrock Logistics, L.P., Riverwalk Logistics, L.P. and Shamrock Logistics GP, LLC, dated April 16, 2001	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 10.6

10.10	Omnibus Agreement by and among Ultramar Diamond Shamrock Corporation, Shamrock Logistics Operations, L.P., Shamrock Logistics, L.P., Riverwalk Logistics, L.P. and Shamrock Logistics GP, LLC, dated effective as of April 16, 2001	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 10.7

10.11	First Amendment to Omnibus Agreement, effective April 16, 2001	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.10

10.12	Services Agreement by and among Diamond Shamrock Refining and Marketing Company, Shamrock Logistics, L.P., Shamrock Logistics Operations, L.P., Riverwalk Logistics, L.P. and Shamrock Logistics GP, LLC, effective as of July 1, 2000	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 10.8

10.13	Operating Agreement by and between Shamrock Logistics Operations, L.P. and Valero Pipeline Company, dated January 1, 2002	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 10.13

10.14	Contribution Agreement by and among Valero Refining Company–California, UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2002, Exhibit 10.13

10.15	Contribution Agreement by and among Valero Refining Company–Texas, L.P., UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2002, Exhibit 10.14

10.16	Contribution Agreement by and among Valero Pipeline Company, UDS Logistics, LLC Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2002, Exhibit 10.15

10.17	Handling and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.1

10.18	Services and Secondment Agreement between Valero Refining-Texas, L.P. and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.3

10.19	Services and Secondment Agreement between Valero Refining Company-California and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.2

10.20	Throughput Commitment Agreement by and among Valero Marketing and Supply Company, Valero Logistics Operations, L.P. and Valero L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.4

10.21	Terminalling Agreement (Edinburg) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.5

10.22	Terminalling Agreement (Houston Asphalt) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.6

10.23	Terminalling Agreement (Hobby Airport) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.7

10.24	Terminalling Agreement (Placedo) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.8

10.25	Terminalling Agreement (San Antonio East) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.9

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	*

14.1	Code of Ethics for Senior Financial Officers	*

21.1	List of subsidiaries of Valero L.P.	*

23.1	Consent of Ernst & Young LLP, dated March 11, 2004	*

23.2	Consent of Ernst & Young LLP, dated March 11, 2004	*

24.1	Powers of Attorney (included in signature page of this Form 10-K)	*

31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)	*

32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)	*

99.1	Audit Committee Pre-Approval Policy	*

99.2	Report of Independent Auditors, Balance Sheet— December 31, 2003 and Notes to Balance Sheet— December 31, 2003 of Riverwalk Logistics, L.P.	*

*	Filed herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(c) of Form 10-K.

(b)	Reports on Form 8-K. Valero L.P. filed and furnished the following Current Reports on Form 8-K during the quarter ended December 31, 2003.

(i)	On November 4, 2003, Valero L.P. furnished a Current Report on Form 8-K dated October 29, 2003 reporting Item 9 and furnishing a copy of Valero L.P.’s press release relating to its earnings announcement for the third quarter of 2003. Financial statements were not filed with this report. The information in this report is not incorporated by reference into any registration statement filed by Valero L.P. under the Securities Act of 1933 unless specifically identified in the registration statement as being incorporated by reference.

(ii)	On December 8, 2003, Valero L.P. furnished a Current Report on Form 8-K dated December 8, 2003 reporting Item 9 and furnishing a copy of a slide presentation made by Valero L.P.’s management to analysts and investors in December 2003 at Wachovia Securities Pipeline Conference in New York. Financial statements were not filed with this report. The information in this report is not incorporated by reference into any registration statement filed by Valero L.P. under the Securities Act of 1933 unless specifically identified in the registration statement as being incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERO L.P. (Registrant)

By:	Riverwalk Logistics, L.P., its general partner
By: Valero GP, LLC, its general partner

By:	/s/ CURTIS V. ANASTASIO

(Curtis V. Anastasio) President and Chief Executive Officer March 12, 2004

By:	/s/ STEVEN A. BLANK

(Steven A. Blank) Senior Vice President and Chief Financial Officer March 12, 2004

By:	/s/ CLAYTON E. KILLINGER

(Clayton E. Killinger) Vice President and Controller March 12, 2004

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

Signature	Title	Date

/s/ WILLIAM E. GREEHEY	Chairman of the Board	March 12, 2004

(William E. Greehey)

/s/ CURTIS V. ANASTASIO	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

(Curtis V. Anastasio)

/s/ STEVEN A. BLANK	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004

(Steven A. Blank)

/s/ CLAYTON E. KILLINGER	Vice President and Controller (Principal Accounting Officer)	March 12, 2004

(Clayton E. Killinger)

/s/ WILLIAM R. KLESSE	Director	March 12, 2004

(William R. Klesse)

/s/ GREGORY C. KING (Gregory C. King)	Director	March 12, 2004

/s/ H. FREDERICK CHRISTIE	Director	March 12, 2004

(H. Frederick Christie)

/s/ RODMAN D. PATTON	Director	March 12, 2004

(Rodman D. Patton)

/s/ ROBERT A. PROFUSEK	Director	March 12, 2004

(Robert A. Profusek)