Form 10-Q
period 2004-03-31
VALERO L P
filed 2004-05-07
CIK 1110805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

The number of common and subordinated units outstanding as of April 30, 2004 was 13,442,072 and 9,599,322, respectively.

VALERO L.P. AND SUBSIDIARIES

FORM 10-Q

MARCH 31, 2004

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,614	$15,745
Receivable from Valero Energy	21,733	15,781
Accounts receivable	3,509	5,333
Other current assets	2,096	1,275

Total current assets	40,952	38,134

Property, plant and equipment	968,470	928,886
Less accumulated depreciation and amortization	(171,741)	(163,884)

Property, plant and equipment, net	796,729	765,002
Goodwill, net	4,715	4,715
Investment in Skelly-Belvieu Pipeline Company	15,568	15,703
Other noncurrent assets, net	5,958	4,003

Total assets	$863,922	$827,557

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$485	$935
Accounts payable and accrued liabilities	13,289	16,145
Payable to Valero Energy	4,805	9,849
Taxes other than income taxes	2,565	4,441

Total current liabilities	21,144	31,370

Long-term debt, less current portion	402,951	353,257
Other long-term liabilities	130	4,767
Commitments and contingencies

Partners’ equity:
Common units	311,259	310,589
Subordinated units	118,508	118,005
General partner’s equity	9,930	9,569

Total partners’ equity	439,697	438,163

Total liabilities and partners’ equity	$863,922	$827,557

See Accompanying Condensed Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2004	2003
Revenues	$52,324	$31,816

Costs and expenses:
Operating expenses	17,908	11,661
Depreciation and amortization	7,874	4,283
General and administrative expenses	1,999	1,844

Total costs and expenses	27,781	17,788

Operating income	24,543	14,028
Equity income from Skelly-Belvieu Pipeline Company	553	731
Interest expense, net	(5,126)	(2,377)

Net income	$19,970	$12,382

Allocation of net income:
Net income	$19,970	$12,382
General partner’s interest in net income	(1,489)	(624)

Limited partners’ interest in net income	$18,481	$11,758

Basic and diluted net income per unit applicable to limited partners	$0.80	$0.60

Weighted average number of basic and diluted units outstanding	23,041,394	19,556,486

Cash distributions per unit applicable to limited partners	$0.80	$0.70

See Accompanying Condensed Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net income	$19,970	$12,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,874	4,283
Equity income from Skelly-Belvieu Pipeline Company	(553)	(731)
Distributions of equity income from Skelly-Belvieu Pipeline Company	553	731
Changes in operating assets and liabilities:
Increase in receivable from Valero Energy	(5,952)	(3,795)
Decrease in accounts receivable	1,824	47
Increase in other current assets	(821)	(1,711)
Increase (decrease) in accounts payable and accrued liabilities	(2,856)	1,630
Increase (decrease) in payable to Valero Energy	(5,044)	6,053
Decrease in taxes other than income taxes	(1,876)	(1,186)
Other, net	57	2,595

Net cash provided by operating activities	13,176	20,298

Cash Flows from Investing Activities:
Reliability capital expenditures	(1,717)	(1,192)
Expansion capital expenditures	(9,840)	(940)
Acquisitions	(28,085)	(364,807)
Proceeds from sale of property, plant and equipment	58	—
Distributions in excess of equity income from Skelly-Belvieu Pipeline Company	135	17

Net cash used in investing activities	(39,449)	(366,922)

Cash Flows from Financing Activities:
Proceeds from 6.05% senior note placement, net of discount and issuance costs	—	247,819
Proceeds from other long-term debt borrowings	43,000	25,000
Repayment of long-term debt	(450)	(298)
Distributions to unitholders and general partner	(18,408)	(14,121)
General partner contribution, net of redemption	—	1,456
Proceeds from sale of common units to the public, net of issuance costs	—	200,342
Redemption of common units held by UDS Logistics, LLC	—	(134,065)

Net cash provided by financing activities	24,142	326,133

Net decrease in cash and cash equivalents	(2,131)	(20,491)
Cash and cash equivalents as of the beginning of period	15,745	33,533

Cash and cash equivalents as of the end of period	$13,614	$13,042

Supplemental cash flow information:
Cash paid during the period for interest	$11,451	$3,779

See Accompanying Condensed Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2004 and 2003

(unaudited)

NOTE 1: Organization, Basis of Presentation and Principles of Consolidation

As used in this report, the term Valero L.P. may refer, depending on the context, to Valero L.P., Valero Logistics Operations, L.P. (Valero Logistics), or both of them taken as a whole. Riverwalk Logistics, L.P., a wholly owned subsidiary of Valero Energy Corporation (Valero Energy), is the 2% general partner of Valero L.P. Valero Energy, through various affiliates, is also a limited partner in Valero L.P., resulting in a combined limited partner ownership of 43.6% as of March 31, 2004. The remaining 54.4% limited partnership interest is held by public unitholders.

These unaudited consolidated financial statements include the accounts of Valero L.P. and subsidiaries in which it has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned entities are accounted for using the equity method of accounting. In addition, the operations of certain crude oil and refined product pipelines and refined product terminals, in which Valero L.P. owns an undivided interest, are proportionately consolidated in the accompanying consolidated financial statements.

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in Valero L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2: Acquisition

On February 20, 2004, Valero L.P. acquired two asphalt terminals, one in Catoosa, Oklahoma near Tulsa and one in Rosario, New Mexico near Santa Fe, from Royal Trading Company (Royal Trading) for $28.1 million. These terminals have an aggregate storage capacity of 500,000 barrels in 32 tanks and six loading stations. In conjunction with the Royal acquisition, Valero L.P. entered into a five-year terminal storage and throughput agreement with Valero Energy.

The agreement provides a base throughput and blending fee schedule with volume incentive discounts once certain thresholds are met. In addition, Valero Energy has agreed to throughput 18.5% of the McKee and Ardmore refineries’ asphalt production.

This acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” and the purchase price was preliminarily allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The final allocation of the purchase price is pending completion of an independent appraisal.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3: Long-term Debt

$175.0 Million Revolving Credit Facility

During the three months ended March 31, 2004, Valero Logistics borrowed $28.0 million under its revolving credit facility to fund the Royal Trading acquisition and borrowed $15.0 million to partially fund the construction of the Nuevo Laredo, Mexico propane terminal and the related pipelines. Borrowings under Valero Logistics’ $175.0 million revolving credit facility bear interest based on either an alternative base rate or LIBOR. The effective interest rate related to outstanding borrowings under the revolving credit facility during the three months ended March 31, 2004 and 2003 was 2.1% and 3.4%, respectively.

Interest Rate Swaps

During 2003, Valero Logistics entered into $167.5 million (notional amount) of interest rate swaps, which effectively convert $167.5 million of fixed-rate debt to variable-rate debt. As of March 31, 2004, the weighted average effective interest rate for the interest rate swaps was 3.2% and the aggregate estimated fair value was a receivable of $2.1 million. Valero Logistics accounts for the interest rate swaps as fair value hedges, with changes in the fair value of each swap and the related debt instrument recorded as an adjustment to interest expense in the consolidated statements of income.

NOTE 4: Related Party Transactions

Valero L.P. has related party transactions with Valero Energy for pipeline tariff, terminalling fee and crude oil storage tank rent and fee revenues, certain employee costs, insurance costs, operating expenses, administrative costs and rent expense. The receivable from Valero Energy represents amounts due for pipeline tariff, terminalling fee and tank rent and fee revenues, and the payable to Valero Energy represents amounts due for employee costs, insurance costs, operating expenses, administrative costs and rent expense.

The following table summarizes the results of transactions with Valero Energy:

	Three Months Ended March 31,
	2004	2003
	(in thousands)

Revenues	$51,445	$31,766
Operating expenses	6,957	4,068
General and administrative expenses	1,203	1,559

Services Agreement

Valero L.P. receives certain corporate services such as legal, accounting, treasury, engineering, information technology and other corporate functions from Valero Energy under the provisions of a Services Agreement entered into in July of 2000 for an annual fee of $5.2 million. Due to the significant growth of Valero L.P. over the past three years and the increased levels of service provided by Valero Energy for Valero L.P., Valero L.P. and Valero Energy amended the terms of the Services Agreement, effective April 1, 2004, to change the annual services fee.

Under the terms of the amended Services Agreement, the annual services fee will be $1.2 million. Each year over the next four years, the annual services fee will be increased by $1.2 million and by Valero Energy’s average percentage increase in salaries. The annual services fee may also be adjusted to account for changed service levels due to Valero L.P.’s acquisition, sale or construction of assets. Additionally, Valero L.P. will reimburse Valero Energy for the cost of corporate employees dedicated to Valero L.P. matters (currently estimated to be approximately $5.6 million per year, excluding employee bonus costs). The conflicts committee of the board of directors of Valero GP, LLC approved the amendment to the Services Agreement in March 2004. This annual fee

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

is in addition to the general and administrative costs to be incurred from third parties for services Valero Energy does not provide under the Services Agreement.

The Services Agreement also requires that Valero L.P. reimburse Valero Energy for various recurring costs of operational employees who work exclusively within the pipeline, terminalling and storage operations and for certain other costs incurred by Valero Energy relating solely to Valero L.P. These employee costs include salary, wage and benefit costs.

Crude Oil Storage Tanks Agreements

Effective January 1, 2004, Valero Energy and Valero L.P. entered into a one-year shell barrel capacity lease agreement whereby Valero Energy agreed to lease the 1.6 million barrels of storage capacity at the Corpus Christi North Beach storage facility for an annual fee of $5.8 million, payable monthly.

NOTE 5: Employee Benefit Expenses

Valero L.P.’s share of allocated Valero Energy employee benefit plan expenses, excluding the compensation expense related to the restricted common units and unit options, was $2.1 million and $0.6 million for the three months ended March 31, 2004 and 2003, respectively. These employee benefit plan expenses are included in operating expenses with the related payroll costs.

NOTE 6: Partners’ Equity

Outstanding Equity

As of March 31, 2004, Valero L.P.’s outstanding partners’ equity consists of 13,442,072 common units (of which 614,572 are held by UDS Logistics, LLC and 42,192 are held by Valero GP, LLC), 9,599,322 subordinated units held by UDS Logistics, LLC and a 2% general partner interest held by Riverwalk Logistics, L.P.

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

Effective March 11, 2004, Valero L.P.’s partnership agreement was amended to reduce the percentage of the vote required to remove Valero L.P.’s general partner from 58% to a simple majority of units entitled to vote (excluding the units held by the general partner and its affiliates).

Cash Distributions

Effective March 11, 2004, Valero L.P.’s partnership agreement was amended to lower the general partner’s incentive distribution rights with respect to distributions of available cash from 48% to 23% of the amount of any quarterly distribution that exceeds $0.90 per unit. The general partner will continue to receive a 2% distribution with respect to its general partner interest. The general partner’s incentive distribution allocation for the three months ended March 31, 2004 and 2003 was $1.1 million and $0.4 million, respectively. Valero L.P. generated sufficient net income such that the amount of net income allocated to common units was equal to the amount allocated to the subordinated units. On April 26, 2004, Valero L.P. declared a quarterly distribution of $0.80 per unit payable on May 14, 2004 to unitholders of record on May 7, 2004, which represents a $0.05 per unit increase from the $0.75 per unit distribution paid in February 2004 relating to the fourth quarter of 2003.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per unit data)

General partner interest	$399	$319
General partner incentive distribution	1,112	384

Total general partner distribution	1,511	703
Limited partners’ distribution	18,433	15,264

Total cash distributions	$19,944	$15,967

Cash distributions per unit applicable to limited partners	$0.80	$0.70

NOTE 7: Segment Information

Segment information for Valero L.P.’s four reportable segments was as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Revenues:
Crude oil pipelines	$12,792	$11,443
Refined product pipelines	20,526	13,016
Refined product terminals	8,810	5,980
Crude oil storage tanks	10,196	1,377

Total revenues	$52,324	$31,816

Operating expenses:
Crude oil pipelines	$3,234	$3,616
Refined product pipelines	8,538	5,132
Refined product terminals	4,333	2,745
Crude oil storage tanks	1,803	168

Total operating expenses	$17,908	$11,661

Operating income:
Crude oil pipelines	$8,460	$6,403
Refined product pipelines	8,210	5,814
Refined product terminals	3,345	2,446
Crude oil storage tanks	6,527	1,209

Total segment operating income	26,542	15,872
General and administrative expenses	1,999	1,844

Total operating income	$24,543	$14,028

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total assets by reportable segment were as follows:

	March 31, 2004	December 31, 2003
	(in thousands)

Refined product pipelines	$354,630	$358,257
Crude oil pipelines	128,852	146,338
Refined product terminals	143,642	102,854
Crude oil storage tanks	216,801	198,191

Total segment assets	843,925	805,640
General partnership assets (including current assets and other noncurrent assets)	19,997	21,917

Total consolidated assets	$863,922	$827,557

Effective January 1, 2004, the Corpus Christi North Beach storage facility was transferred from the crude oil pipelines segment to the crude oil storage tanks segment. As of December 31, 2003, the assets related to the Corpus Christi North Beach storage facility totaled $18.0 million and are included in the crude oil pipelines segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero L.P.’s current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “plans,” “forecasts,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect Valero L.P.’s current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

•	Any reduction in the quantities of crude oil and refined products transported in Valero L.P.’s pipelines or handled at Valero L.P.’s terminals and storage tanks;

•	Any significant decrease in the demand for refined products in the markets served by Valero L.P.’s pipelines and terminals;

•	Any material decline in production by any of Valero Energy’s McKee, Three Rivers, Corpus Christi East, Corpus Christi West, Texas City, Benicia, Paulsboro or Ardmore refineries;

•	Any downward pressure on market prices caused by new competing refined product pipelines that could cause Valero Energy to decrease the volumes transported in Valero L.P.’s pipelines;

•	Any challenges to Valero L.P.’s tariffs or changes in the FERC’s ratemaking methodology;

•	Any changes in laws and regulations to which Valero L.P. is subject, including federal, state and local tax laws, safety, environmental and employment laws;

•	Overall economic conditions;

•	Any material decrease in the supply of or material increase in the price of crude oil available for transport through Valero L.P.’s pipelines and storage tanks;

•	Inability to expand Valero L.P.’s business, to acquire new assets or to attract third party shippers;

•	Conflicts of interest with Valero Energy;

•	The loss of Valero Energy as a customer or a significant reduction in its current level of throughput and storage with Valero L.P.;

•	Any inability to borrow additional funds;

•	Any substantial costs related to environmental risks, including increased costs of compliance;

•	Any change in the credit ratings assigned to Valero Logistics’ indebtedness;

•	Any change in the credit rating assigned to Valero Energy’s indebtedness;

•	Any reductions in space allocated to Valero L.P. in interconnecting third party pipelines;

•	Any material increase in the price of natural gas;

•	Terrorist attacks, threats of war or terrorist attacks or political or other disruptions that limit crude oil production; and

•	Accidents or unscheduled shutdowns affecting Valero L.P.’s pipelines, terminals, machinery, or equipment, or those of Valero Energy.

If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, Valero L.P.’s actual results may vary materially from those described in any forward-looking statement. Readers are cautioned not to place undue reliance on this forward-looking information, which is as of the date of this Form 10-Q. Valero L.P. does not intend to update these statements unless it is required by the securities laws to do so, and it undertakes no obligation to publicly release the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

In the first quarter of 2003, Valero L.P. completed the following acquisitions, which significantly increased the size and scope of its operations:

•	Effective January 7, 2003, Valero L.P. acquired an asphalt terminal located in Pittsburg, California from Telfer Oil Company (Telfer) for $15.3 million.

•	On March 18, 2003, Valero L.P. acquired Valero Energy’s South Texas pipeline system (South Texas Pipelines and Terminals), which is composed of the Corpus Christi to Houston refined product pipeline and four refined product terminals (one of which is idle), the Corpus Christi to Edinburg refined product pipeline and one refined product terminal, the Pettus to San Antonio refined product pipeline and one refined product terminal and the Pettus to Corpus Christi refined product pipeline, for $150.1 million.

•	On March 18, 2003, Valero L.P. acquired 58 crude oil and intermediate feedstock storage tanks and related assets with an aggregate storage capacity of 11.0 million barrels (Crude Oil Storage Tanks) from Valero Energy for $200.2 million.

To fund these acquisitions as well as the redemption from UDS Logistics, LLC of $134.1 million of common units (3,809,750 common units) in March 2003, Valero L.P. completed the following debt and equity offerings:

•	Valero Logistics issued $250.0 million of 6.05% senior notes on March 18, 2003; and

•	Also on March 18, 2003, Valero L.P. issued 5,750,000 common units for net proceeds of $204.6 million, including the general partner contribution.

On February 20, 2004, Valero L.P. acquired two asphalt terminals, one in Catoosa, Oklahoma near Tulsa and one in Rosario, New Mexico near Santa Fe, from Royal Trading for $28.1 million. Valero L.P. funded this acquisition with proceeds from borrowings under Valero Logistics’ revolving credit facility. Because asphalt is a seasonal product with higher demand in the spring and summer months, operating income for the period from February 20, 2004 to March 31, 2004 related to these terminals was minimal.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

The results of operations for the three months ended March 31, 2004 presented in the following table are derived from the consolidated statement of income for Valero L.P. and subsidiaries for the three months ended March 31, 2004, which includes the results of operations of the Catoosa and Rosario asphalt terminals for the period February 20, 2004 to March 31, 2004 and the results of operations for the various acquisitions completed during the year ended December 31, 2003. The results of operations for the three months ended March 31, 2003 presented in the following table are derived from the consolidated statement of income for Valero L.P. and subsidiaries for the three months ended March 31, 2003, which includes the results of operations of the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks for the period from March 19, 2003 through March 31, 2003 and the Pittsburg asphalt terminal from January 7, 2003 to March 31, 2003.

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Statement of Income Data:
Revenues	$52,324	$31,816

Costs and expenses:
Operating expenses	17,908	11,661
Depreciation and amortization	7,874	4,283
General and administrative expenses	1,999	1,844

Total costs and expenses	27,781	17,788

Operating income	24,543	14,028
Equity income from Skelly-Belvieu Pipeline Company	553	731
Interest expense, net	(5,126)	(2,377)

Net income	19,970	12,382
Less net income applicable to general partner	(1,489)	(624)

Net income applicable to the limited partners’ interest	$18,481	$11,758

Net income per unit applicable to limited partners	$0.80	$0.60

Weighted average number of limited partnership units outstanding	23,041,394	19,556,486

Earnings before interest, taxes and depreciation and amortization (EBITDA) (a)	$32,970	$19,042

Distributable cash flow applicable to limited partners	$23,171	$14,906
Distributable cash flow applicable to general partner	3,091	584

Distributable cash flow (a)	$26,262	$15,490

	March 31, 2004	December 31, 2003
Balance Sheet Data:
Long-term debt, including current portion (1)	$403,436	$354,192
Partners’ equity (2)	439,697	438,163
Debt-to-capitalization ratio (1) / ((1)+(2))	47.8%	44.7%

Segment Operating Data for the Three Months Ended March 31, 2004 and 2003

The following table reflects the results of operations for each of Valero L.P.’s operating segments and a reconciliation of the combined segments to the consolidated statements of income.

	Three Months Ended March 31,
	2004	2003
	(in thousands, except barrel/day information)
Crude Oil Pipelines:
Throughput (barrels/day)	381,832	332,760
Revenues	$12,792	$11,443
Operating expenses	3,234	3,616
Depreciation and amortization	1,098	1,424

Segment operating income	$8,460	$6,403

Refined Product Pipelines:
Throughput (barrels/day)(b)	437,207	296,816
Revenues	$20,526	$13,016
Operating expenses	8,538	5,132
Depreciation and amortization	3,778	2,070

Segment operating income	$8,210	$5,814

Refined Product Terminals:
Throughput (barrels/day)(b)	254,950	176,797
Revenues	$8,810	$5,980
Operating expenses	4,333	2,745
Depreciation and amortization	1,132	789

Segment operating income	$3,345	$2,446

Crude Oil Storage Tanks:
Throughput (barrels/day)(b)	461,102	77,458
Revenues	$10,196	$1,377
Operating expenses	1,803	168
Depreciation and amortization	1,866	—

Segment operating income	$6,527	$1,209

Consolidated Information:
Revenues	$52,324	$31,816
Operating expenses	17,908	11,661
Depreciation and amortization	7,874	4,283

Segment operating income	26,542	15,872
General and administrative expenses	1,999	1,844

Consolidated operating income	$24,543	$14,028

(a)	The following is a reconciliation of net income to EBITDA and distributable cash flow.

	Three Months Ended March 31,
	2004	2003
	(in thousands)

Net income	$19,970	$12,382
Plus interest expense, net	5,126	2,377
Plus depreciation and amortization	7,874	4,283

EBITDA	32,970	19,042
Less equity income from Skelly-Belvieu Pipeline Company	(553)	(731)
Less interest expense, net	(5,126)	(2,377)
Less reliability capital expenditures	(1,717)	(1,192)
Plus distributions from Skelly-Belvieu Pipeline Company	688	748

Distributable cash flow	$26,262	$15,490

The amount of distributable cash flow allocated to the general partner includes the general partner’s 2% interest in distributions plus the amount of incentive distributions that would be allocated to the general partner assuming 100% of the distributable cash flow is actually distributed.

Valero L.P. utilizes two financial measures, EBITDA and distributable cash flow, which are not defined in GAAP. Management uses these financial measures because they are widely accepted financial indicators used by investors to compare partnership performance. In addition, management believes that these measures provide investors an enhanced perspective of the operating performance of Valero L.P.’s assets and the cash flow the business is generating. Neither EBITDA nor distributable cash flow is intended to represent cash flows for the period, nor are they intended as an alternative to net income. They should not be considered in isolation or as substitutes for a measure of performance prepared in accordance with GAAP.

(b)	During the three months ended March 31, 2004 and 2003, Valero L.P. completed several acquisitions as discussed above. The throughput related to these newly acquired assets included in the table above is calculated based on throughput for the period from the date of acquisition through March 31st, divided by 91 days in 2004 and 90 days in 2003.

Crude Oil Pipelines

Revenues for the crude oil pipelines segment increased $1.3 million for the first quarter of 2004 as compared to the first quarter of 2003 due primarily to increased revenues for the Wichita Falls to McKee crude oil pipeline as a result of an 18% increase in throughput barrels. During the first quarter of 2003, Valero Energy had initiated economic-based refinery production cuts at its McKee refinery, which reduced throughput in the Wichita Falls pipeline.

Operating expenses for the crude oil pipelines segment decreased $0.4 million or 11% for the first quarter of 2004 as compared to the first quarter of 2003 as a result of the operating expenses associated with the Corpus Christi North Beach storage facility now being included in the crude oil storage tank segment.

Depreciation and amortization expense for the crude oil pipelines segment decreased for the first quarter of 2004 as compared to the first quarter of 2003 due to the transfer of the Corpus Christi North Beach storage facility to the crude oil storage tanks segment effective January 1, 2004.

Refined Product Pipelines

Revenues for the refined product pipelines segment increased $7.5 million or 58% and throughput increased 47% for the first quarter of 2004 as compared to the first quarter of 2003 due primarily to the acquisitions of the South Texas Pipelines on March 18, 2003 and the Southlake refined product pipeline on August 1, 2003. Revenues for the acquired pipelines were $8.3 million for the first quarter of 2004 as compared to $1.1 million for the first quarter of 2003.

Operating expenses for the refined product pipelines segment increased $3.4 million or 66% for the first quarter of 2004 as compared to the first quarter of 2003 due primarily to the expenses associated with the operations of the South Texas Pipelines and the Southlake refined product pipeline. Operating expenses for the South Texas Pipelines and the Southlake refined product pipeline were $3.9 million for the first quarter of 2004 as compared to $0.5 million for the first quarter of 2003.

Depreciation and amortization expense for the refined product pipelines segment increased $1.7 million or 83% for the first quarter of 2004 as compared to the first quarter of 2003 due to the acquisitions completed during 2003.

Refined Product Terminals

Revenues for the refined product terminals segment increased $2.8 million and throughput increased 44% for the first quarter of 2004 as compared to the first quarter of 2003 due primarily to the acquisitions of the South Texas Terminals on March 18, 2003, the Paulsboro refined product terminal on September 3, 2003 and the Royal Trading asphalt terminals on February 20, 2004. Revenues for the acquired terminals were $2.7 million for the first quarter of 2004 as compared to $0.2 million for the first quarter of 2003.

Operating expenses for the refined product terminals segment increased $1.6 million or 58% for the first quarter of 2004 as compared to the first quarter of 2003 due primarily to the expenses associated with the operations of the South Texas Terminals, the Paulsboro refined product terminal and the Royal Trading asphalt terminals. Operating expenses for the acquired terminals were $1.2 million for the first quarter of 2004 as compared to $0.1 million for the first quarter of 2003. In addition, maintenance expenses were $0.4 million higher in the first quarter of 2004 as compared to the first quarter of 2003 as Valero L.P. performed several tank inspections during the 2004 period.

Depreciation and amortization expense for the refined product terminals segment increased $0.3 million for the first quarter of 2004 as compared to the first quarter of 2003 due to the acquisitions completed in 2003.

Crude Oil Storage Tanks

Revenues for the crude oil storage tanks segment increased $8.8 million and throughput increased 383,644 barrels per day for the first quarter of 2004 as compared to the first quarter of 2003 due primarily to the crude oil storage tanks being owned by Valero L.P. for only 13 days in the first quarter of 2003 as compared to 91 days in the first quarter of 2004.

In addition, effective January 1, 2004, Valero L.P. transferred the operations of the Corpus Christi North Beach storage facility to the crude oil storage tanks segment from the crude oil pipelines segment. Valero L.P. and Valero Energy entered into a one-year shell barrel capacity lease agreement for the l.6 million barrels of capacity at the facility. Revenues for the first quarter of 2004 for the Corpus Christi North Beach storage facility totaled $1.9 million, which included $1.4 million of rental income and $0.5 million of dockage and wharfage fees. The use of this storage facility was previously included as a part of the crude oil pipeline tariff for the Corpus Christi to Three Rivers crude oil pipeline.

Operating expenses for the crude oil storage tanks segment consist primarily of the fees charged by Valero Energy for the personnel providing operating and routine maintenance services, rent expense and $0.4 million of operating expenses related to the Corpus Christi North Beach storage facility for the first quarter of 2004.

General Partnership and Other

General and administrative expenses were as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)

Services Agreement	$1,300	$1,300
Third party expenses	806	447
Compensation expense related to restricted common units and unit options	23	259
Reimbursement from partners on jointly owned pipelines	(130)	(162)

General and administrative expenses	$1,999	$1,844

General and administrative expenses increased 8% for the first quarter of 2004 as compared to the first quarter of 2003 due primarily to higher third party expenses related to unitholder reporting costs due to the overall increase in the number of unitholders and the additional costs related to compliance with the new Sarbanes-Oxley internal control reporting requirements. Partially offsetting the higher third party expenses was lower compensation expense related to the amortization of the fair value of restricted common units and unit options.

Equity income from Skelly-Belvieu Pipeline Company for the first quarter of 2004 decreased 24% as compared to the first quarter of 2003 due to a 9% decline in throughput barrels in the Skellytown to Mont Belvieu refined product pipeline and higher maintenance expenses associated with pipeline integrity inspection costs.

Interest expense for the first quarter of 2004 was $5.1 million, net of interest income and capitalized interest of $0.1 million and interest income related to the interest rate swaps of $0.9 million. Interest expense for the first quarter of 2003 was $2.4 million, net of interest income and capitalized interest of $0.1 million and interest income related to the interest rate swaps of $0.2 million. Interest expense was higher in 2004 due primarily to interest expense related to the $250.0 million of 6.05% senior notes issued on March 18, 2003 and $43.0 million of borrowings under the revolving credit facility to fund the acquisition of the Royal Trading asphalt terminals and to fund a portion of the construction costs related to the Nuevo Laredo, Mexico propane terminal and the related pipelines.

Net income applicable to limited partners increased $6.7 million for the first quarter of 2004 as compared to the first quarter of 2003 due primarily to the acquisitions completed during 2003. Net income applicable to the general partner for the first quarter of 2004 includes the effect of $1.1 million of incentive distributions as compared to $0.4 million of incentive distributions for the first quarter of 2003.

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

Revolving Credit Facility

As of March 31, 2004, Valero Logistics has $132.0 million of available borrowing capacity under its $175.0 million revolving credit facility. During the first quarter of 2004, Valero Logistics borrowed $28.0 million under the revolving credit facility to fund the purchase of the Royal Trading asphalt terminals and borrowed an additional $15.0 million to partially fund construction of a propane terminal in Nuevo Laredo, Mexico and the related pipelines. The revolving credit facility expires on January 15, 2006. At Valero Logistics’ option, borrowings under the revolving credit facility bear interest based on either an alternative base rate or LIBOR, which was 2.1% as of March 31, 2004. Valero Logistics also incurs a facility fee on the aggregate commitments of lenders under the revolving credit facility, whether used or unused. The amended revolving credit facility requires that Valero Logistics maintain certain financial ratios and includes other restrictive covenants, including a prohibition on distributions by Valero Logistics to Valero L.P. if any default, as defined in the revolving credit facility, exists or would result from the distribution.

Senior Notes

The $250.0 million of 6.05% senior notes are due March 15, 2013 with interest payable on March 15 and September 15 of each year. The $100.0 million of 6.875% senior notes are due July 15, 2012 with interest payable on January 15 and July 15 of each year. The senior notes are redeemable and do not have sinking fund requirements and rank equally with all other existing senior unsecured indebtedness of Valero Logistics, including indebtedness under the revolving credit facility.

Shelf Registration Statement

As of March 31, 2004, Valero L.P. and Valero Logistics have outstanding a $750.0 million universal shelf registration statement that has been declared effective by the Securities and Exchange Commission covering the issuance of an unspecified amount of common units or debt securities or a combination thereof. Valero L.P. may, in one or more offerings, offer and sell common units representing limited partner interests in Valero L.P. Valero Logistics may, in one or more offerings, offer and sell its debt securities, which will be fully and unconditionally guaranteed by Valero L.P.

Distributions

Valero L.P.’s partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and the general partner will receive. During the subordination period, if there is sufficient available cash, the holders of Valero L.P.’s common units are entitled to receive each quarter a minimum quarterly distribution of $0.60 per unit ($2.40 annualized) prior to any distribution of available cash to holders of Valero L.P.’s subordinated units. In addition, the general partner is entitled to incentive distributions, as defined in the amended partnership agreement, if the amount Valero L.P. distributes with respect to any quarter exceeds $0.60 per unit. Effective March 11, 2004, the partnership agreement was amended to lower the general partner’s incentive distribution rights with respect to distributions of available cash from 48% to 23% of the amount of any quarterly distribution that exceeds $0.90 per unit. The general partner will continue to receive a 2% distribution with respect to its general partner interest.

Total cash distributions applicable to the first quarter of 2004 were $19.9 million or $0.80 per unit, of which $1.5 million related to the general partner. Total cash distributions applicable to the first quarter of 2003 were $16.0 million or $0.70 per unit, of which $0.7 million related to the general partner. In February 2004, Valero L.P. paid the quarterly cash distribution applicable to the fourth quarter of 2003 of $18.4 million or $0.75 per unit, of which $1.1 million related to the general partner.

Capital Requirements

The petroleum pipeline and terminalling industry is capital-intensive, requiring significant investments to maintain, upgrade or enhance existing operations and to comply with environmental and safety laws and regulations. Valero L.P.’s capital expenditures consist primarily of:

•	reliability capital expenditures, such as those required to maintain equipment reliability and safety and to address environmental and safety regulations; and

•	expansion capital expenditures, such as those to expand and upgrade pipeline capacity and to construct new pipelines, terminals and storage tanks. In addition, expansion capital expenditures may include acquisitions of pipelines, terminals or storage tank assets.

During the first quarter of 2004, Valero L.P. incurred reliability capital expenditures of $1.7 million primarily related to tank and pipeline pump station upgrades at numerous locations. Expansion capital expenditures of $9.8 million during the first quarter of 2004 were primarily related to the construction of the Nuevo Laredo, Mexico propane terminal and the related pipelines and the expansion of the Corpus Christi to Edinburg refined product pipeline. Also during the first quarter of 2004, Valero L.P. acquired two asphalt terminals, one in Catoosa, Oklahoma near Tulsa and one in Rosario, New Mexico near Santa Fe, from Royal Trading for $28.1 million.

For the remainder of 2004, Valero L.P. expects to incur approximately $19.3 million of capital expenditures including approximately $9.9 million for reliability capital expenditures and approximately $9.4 million for expansion capital expenditures, including $6.8 million to complete the pipeline from Laredo, Texas to Nuevo Laredo, Mexico and the propane terminal in Nuevo Laredo. Valero L.P. expects to fund its expansion capital expenditures with borrowings under its revolving credit facility and its reliability capital expenditures from cash provided by operations.

Valero L.P. believes it generates sufficient cash from its current operations to fund day-to-day operating and general and administrative expenses and reliability capital expenditures. Valero L.P. also has available, borrowing capacity under Valero Logistics’ revolving credit facility and, to the extent necessary, it can raise additional funds from time to time through equity or debt offerings under the $750.0 million universal shelf registration statement. However, there can be no assurance regarding the availability of any future financings or whether such financings can be made available on terms acceptable to Valero L.P.

Environmental, Health and Safety

Valero L.P. is subject to extensive federal, state and local environmental and safety laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures, pipeline integrity and operator qualifications. Because environmental and safety laws and regulations are becoming more complex and stringent and new environmental and safety laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental, health and safety matters is expected to increase. As of March 31, 2004, Valero L.P. has accrued $0.1 million for environmental matters, which is expected to be spent over the next two years.

Critical Accounting Policies

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Valero L.P.’s critical accounting policies were disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004 and such policies have not changed during the first quarter of 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which Valero L.P. is exposed is interest rate risk on Valero Logistics’ debt. Valero Logistics manages its debt considering various financing alternatives available in the market and manages its exposure to changing interest rates principally through the use of a combination of fixed-rate and variable-rate debt. In addition, Valero L.P. utilizes interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt.

Borrowings under the revolving credit facility expose Valero Logistics to increases in the benchmark interest rate underlying its variable-rate revolving credit facility. As of March 31, 2004 and December 31, 2003, Valero Logistics’ fixed-rate debt consisted of the $250.0 million of 6.05% senior notes, the $100.0 million of 6.875% senior notes and the 8.0% Port of Corpus Christi Authority note payable.

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

	March 31, 2004
	Expected Maturity Dates						Total	Fair Value
	2004	2005	2006	2007	2008	There- after
			(in thousands, except interest rates)
Long-term Debt:
Fixed rate	$485	$524	$566	$611	$660	$356,365	$359,211	$395,438
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	6.3%	6.3%
Variable rate	$—	$—	$43,000	$—	$—	$—	$43,000	$43,000
Average interest rate	—	—	2.1%	—	—	—	2.1%
Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$2,115
Average pay rate	3.2%	4.2%	5.2%	5.9%	6.5%	7.2%	6.2%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.5%	6.4%

	December 31, 2003
	Expected Maturity Dates						Total	Fair Value
	2004	2005	2006	2007	2008	There- after
			(in thousands, except interest rates)
Long-term Debt:
Fixed rate	$935	$524	$566	$611	$660	$356,364	$359,660	$377,217
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	6.3%	6.3%
Variable rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—
Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(4,553)
Average pay rate	3.5%	5.0%	6.0%	6.8%	7.1%	7.7%	6.7%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.5%	6.4%

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer of Valero GP, LLC have evaluated the effectiveness of Valero L.P.’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and have concluded that Valero L.P.’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Valero L.P. in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal control over financial reporting.

There has been no change in Valero L.P.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during Valero L.P.’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Valero L.P.’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

(a)	Amendment to Partnership Agreement.

On March 11, 2004, Valero L.P. amended its partnership agreement to reduce the percentage of the vote required to remove Valero L.P.’s general partner from 58% to a simple majority of units entitled to vote (excluding any units held by the general partner and its affiliates). In addition, the partnership agreement was amended to lower the general partner’s incentive distribution rights with respect to distributions of available cash from 48% to 23% of the amount of any quarterly distribution that exceeds $0.90 per unit. The general partner will continue to receive a 2% distribution with respect to its general partner interest.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 10.1	Amended and Restated Services Agreement Among Diamond Shamrock Refining and Marketing Company, Valero L.P., Valero Logistics Operations, L.P., Riverwalk Logistics, L.P. and Valero GP, LLC dated as of April 1, 2004

Exhibit 10.2	Terminal Storage and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operation, L.P. effective as of January 15, 2004

Exhibit 10.3	Amendment Number One to the Handling and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operation, L.P. effective as of April 27, 2004

Exhibit 10.4	Terminal Agreement (Corpus Christi Crude Terminal) between Valero Marketing and Supply Company and Valero Logistics Operation, L.P. effective as of January 1, 2004

Exhibit 12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.1	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K

(i) On January 26, 2004, Valero L.P. furnished a Current Report on Form 8-K dated January 26, 2004 reporting Item 12 (Results of Operations and Financial Condition) and furnishing a copy of Valero L.P.’s press release relating to its earnings announcement for the fourth quarter of 2003. Financial statements were not filed with this report. The information in this report is not incorporated by reference into any registration statement filed by Valero L.P. under the Securities Act of 1933 unless specifically identified in the registration statement as being incorporated by reference.

(ii) On March 2, 2004, Valero L.P. furnished a Current Report on Form 8-K dated March 2, 2004 reporting Item 9 (Regulation FD Disclosure) and furnishing a copy of the slide presentation made by executives of Valero L.P. to analysts and investors at the RBC Capital Markets 2004 Master Limited Partnership Investor Conference. Financial statements were not filed with this report.

(iii) On March 12, 2004, Valero L.P. filed a Current Report on Form 8-K dated March 11, 2004 reporting Item 4 (Changes in Registrant’s Certifying Accountant) in connection with Valero L.P.’s dismissal on March 11, 2004 of Ernst & Young LLP and retention of KPMG LLP as Valero L.P.’s independent auditors for the fiscal year ending December 31, 2004. Financial statements were not filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERO L.P. (Registrant)

By:	Riverwalk Logistics, L.P., its general partner
By: Valero GP, LLC, its general partner

By:	/s/ CURTIS V. ANASTASIO

(Curtis V. Anastasio) President and Chief Executive Officer May 7, 2004

By:	/s/ STEVEN A. BLANK

(Steven A. Blank) Senior Vice President and Chief Financial Officer May 7, 2004

By:	/s/ CLAYTON E. KILLINGER

(Clayton E. Killinger) Vice President and Controller May 7, 2004