Form 10-Q
period 2004-06-30
VALERO L P
filed 2004-08-06
CIK 1110805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number 1-16417

VALERO L.P.
(Exact name of registrant as specified in its charter)

Delaware	74-2956831
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Valero Way San Antonio, Texas (Address of principal executive office 78249 (Zip Code) Telephone number: (210) 345-2000 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes      X   No

The number of common and subordinated units outstanding as of July 31, 2004 was 13,442,072 and 9,599,322, respectively.

VALERO L.P. AND SUBSIDIARIES
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VALERO L.P. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$20,476	$15,745
Receivable from Valero Energy	17,950	15,781
Accounts receivable	4,522	5,333
Other current assets	1,974	1,275

Total current assets	44,922	38,134

Property, plant and equipment	978,854	928,886
Less accumulated depreciation and amortization	(180,033)	(163,884)

Property, plant and equipment, net	798,821	765,002
Goodwill, net	4,715	4,715
Investment in Skelly-Belvieu Pipeline Company	15,458	15,703
Other noncurrent assets, net	3,706	4,003

Total assets	$867,622	$827,557

Liabilities and Partners' Equity
Current liabilities:
Current portion of long-term debt	$485	$935
Accounts payable and accrued liabilities	18,764	16,145
Payable to Valero Energy	4,080	9,849
Taxes other than income taxes	3,789	4,441

Total current liabilities	27,118	31,370

Long-term debt, less current portion	392,340	353,257
Other long-term liabilities	8,712	4,767

Partners' equity:
Common units (13,442,072 outstanding at June 30, 2004 and December 31, 2003)	311,131	310,589
Subordinated units (9,599,322 outstanding at June 30, 2004 and December 31, 2003)	118,418	118,005
General partner's equity	9,903	9,569

Total partners' equity	439,452	438,163

Total liabilities and partners' equity	$867,622	$827,557

See Accompanying Condensed Notes to Consolidated Financial Statements

VALERO L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$55,707	$47,542	$108,031	$79,358

Costs and expenses:
Operating expenses	20,212	16,335	38,120	27,996
General and administrative expenses	2,646	1,670	4,645	3,514
Depreciation and amortization	8,249	7,269	16,123	11,552

Total costs and expenses	31,107	25,274	58,888	43,062

Operating income	24,600	22,268	49,143	36,296
Equity income from Skelly-Belvieu
Pipeline Company	177	600	730	1,331
Interest expense, net	(5,071)	(4,736)	(10,197)	(7,113)

Net income	$19,706	$18,132	$39,676	$30,514

Allocation of net income:
Net income	$19,706	$18,132	$39,676	$30,514
General partner's interest in net income	(1,484)	(1,066)	(2,973)	(1,690)

Limited partners' interest in net income	$18,222	$17,066	$36,703	$28,824

Net income per unit applicable to
limited partners	$0.79	$0.79	$1.59	$1.40

Weighted average number of limited
partnership units outstanding	23,041,394	21,702,990	23,041,394	20,635,667

Cash distributions per unit applicable to
limited partners	$0.80	$0.75	$1.60	$1.45

See Accompanying Condensed Notes to Consolidated Financial Statements

VALERO L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$39,676	$30,514
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	16,123	11,552
Changes in operating assets and liabilities:
Increase in receivable from Valero Energy	(2,169)	(7,606)
Decrease (increase) in accounts receivable	811	(1,310)
Increase in other current assets	(699)	(1,399)
Increase in accounts payable and accrued liabilities	2,619	6,722
Increase (decrease) in payable to Valero Energy	(5,769)	6,666
Decrease in taxes other than income taxes	(652)	(269)
Other, net	262	2,272

Net cash provided by operating activities	50,202	47,142

Cash Flows from Investing Activities:
Reliability capital expenditures	(5,038)	(2,638)
Expansion capital expenditures	(16,849)	(5,187)
Acquisitions	(28,085)	(366,675)
Proceeds from sale of property, plant and equipment	58	-
Distributions in excess of equity income from
Skelly-Belvieu Pipeline Company	245	296

Net cash used in investing activities	(49,669)	(374,204)

Cash Flows from Financing Activities:
Proceeds from 6.05% senior note placement, net of
discount and issuance costs	-	247,328
Proceeds from other long-term debt borrowings	43,000	25,000
Repayment of long-term debt	(450)	(25,298)
Distributions to unitholders and general partner	(38,352)	(30,088)
General partner contribution, net of redemption	-	1,892
Proceeds from sale of common units to the public, net of
issuance costs	-	220,787
Redemption of common units held by UDS Logistics, LLC	-	(134,065)

Net cash provided by financing activities	4,198	305,556

Net increase (decrease) in cash and cash equivalents	4,731	(21,506)
Cash and cash equivalents as of the beginning of period	15,745	33,533

Cash and cash equivalents as of the end of period	$20,476	$12,027

Supplemental cash flow information:
Cash paid during the period for interest	$11,989	$4,173

See Accompanying Condensed Notes to Consolidated Financial Statements

VALERO L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2004 and 2003
(unaudited)

NOTE 1: Organization, Basis of Presentation and Principles of Consolidation

As used in this report, the term Valero L.P. may refer, depending on the context, to Valero L.P., Valero Logistics Operations, L.P. (Valero Logistics), the wholly owned subsidiary of Valero L.P., or both of them taken as a whole. Riverwalk Logistics, L.P., a wholly owned subsidiary of Valero Energy Corporation (Valero Energy), is the 2% general partner of Valero L.P. Valero Energy, through various affiliates, is also a limited partner in Valero L.P., resulting in a combined limited partner ownership of 43.6% as of June 30, 2004. The remaining 54.4% limited partnership interest is held by public unitholders.

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in Valero L.P.‘s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2: Acquisition

On February 20, 2004, Valero L.P. acquired two asphalt terminals, one in Catoosa, Oklahoma near Tulsa and one in Rosario, New Mexico near Santa Fe, from Royal Trading Company (Royal Trading) for $28.1 million. These terminals have an aggregate storage capacity of 500,000 barrels in 32 tanks and six loading stations. This acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” and the purchase price was preliminarily allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The final allocation of the purchase price is pending completion of an independent appraisal, which is currently expected to be completed by year-end.

In conjunction with the Royal Trading acquisition, Valero L.P. entered into a five-year terminal storage and throughput agreement with Valero Energy. The agreement provides a base throughput and blending fee schedule with volume incentive discounts once certain thresholds are met. In addition, Valero Energy has agreed to utilize the acquired terminals for a minimum of 18.5% of the McKee and Ardmore refineries’ asphalt production. The results of operations for these two terminals are included in the consolidated statements of income commencing on February 20, 2004.

The pro forma financial information for the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003 that give effect to the acquisition of Royal Trading as of January 1, 2004 and 2003 has not been disclosed as the effect is not significant.

VALERO L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3: Long-term Debt

$175.0 Million Revolving Credit Facility
During the six months ended June 30, 2004, Valero Logistics borrowed $28.0 million under its $175.0 million revolving credit facility to fund the Royal Trading acquisition and borrowed $15.0 million to partially fund construction of the Nuevo Laredo, Mexico propane terminal and related pipelines. Borrowings under Valero Logistics’ $175.0 million revolving credit facility bear interest based on either an alternative base rate or LIBOR. The effective interest rate related to outstanding borrowings under the revolving credit facility during the three months ended June 30, 2004 and 2003 was 2.2% and 2.7%, respectively, and during the six months ended June 30, 2004 and 2003 was 2.2% and 3.0%, respectively. As of June 30, 2004, Valero Logistics had $132 million available under its revolving credit facility.

Interest Rate Swaps
During 2003, Valero Logistics entered into $167.5 million (notional amount) of interest rate swaps, which effectively convert $167.5 million of fixed-rate debt to variable-rate debt. As of June 30, 2004, the weighted-average effective interest rate for the interest rate swaps was 3.4% and the aggregate estimated fair value was a payable of $8.5 million. Valero Logistics accounts for the interest rate swaps as fair value hedges, with changes in the fair value of each swap and the related debt instrument recorded as an adjustment to interest expense in the consolidated statements of income.

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

The following table summarizes the results of transactions with Valero Energy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)

Revenues	$54,786	$47,095	$106,231	$78,764
Operating expenses	8,556	6,127	15,513	10,195
General and administrative expenses	2,472	1,409	3,929	2,968

Services Agreement
Valero L.P. previously received certain corporate services such as legal, accounting, treasury, engineering, information technology and other corporate functions from Valero Energy under the provisions of a services agreement (Services Agreement) entered into in July of 2000 for an annual fee of $5.2 million. Due to the significant growth of Valero L.P. over the past three years and the increased levels of service provided by Valero Energy for Valero L.P., Valero L.P. and Valero Energy amended the terms of the Services Agreement, effective April 1, 2004, to change the annual services fee.

Under the terms of the amended Services Agreement, Valero L.P. will reimburse Valero Energy for the cost of corporate employees dedicated to Valero L.P. and will also pay an annual services fee of $1.2 million. Each year over the next four years, the annual services fee will be increased by $1.2 million and by Valero Energy’s average percentage increase in salaries. The annual services fee may also be adjusted to account for changed service levels due to Valero L.P.‘s acquisition, sale or construction of assets. The Services Agreement also requires Valero L.P. to reimburse Valero Energy for various recurring costs, including salary, wage and benefit costs, of operational employees who work exclusively within the pipeline, terminalling and storage operations and for certain other costs incurred by Valero Energy relating solely to Valero L.P. The conflicts committee of the board of directors of Valero GP, LLC, the general partner of Riverwalk Logistics, L.P., approved the amendment to the Services Agreement in March 2004.

VALERO L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Crude Oil Storage Tanks Agreement
Effective January 1, 2004, Valero Energy and Valero L.P. entered into a one-year shell barrel capacity lease agreement whereby Valero Energy agreed to lease 1.6 million barrels of storage capacity at Valero L.P.‘s Corpus Christi North Beach storage facility for an annual fee of $5.8 million, payable monthly.

NOTE 5: Employee Benefit Expenses

Valero L.P.‘s share of allocated Valero Energy employee benefit plan expenses, excluding compensation expense related to restricted common units and unit options, was $3.1 million and $1.0 million for the three months ended June 30, 2004 and 2003, respectively, and was $5.2 million and $1.6 million for the six months ended June 30, 2004 and 2003, respectively. These employee benefit plan expenses are included in operating expenses and general and administrative expenses with the related payroll costs.

NOTE 6: Partners’ Equity

Outstanding Equity
As of June 30, 2004, Valero L.P.‘s outstanding partners’ equity consisted of 13,442,072 common units (of which 614,572 were held by UDS Logistics, LLC and 41,592 were held by Valero GP, LLC), 9,599,322 subordinated units held by UDS Logistics, LLC and a 2% general partner interest held by Riverwalk Logistics, L.P.

Valero L.P. has identified the general partner interest and the subordinated units as participating securities and uses the two class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common and subordinated units outstanding during the period. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding. Basic and diluted net income per unit applicable to limited partners are the same because Valero L.P. has no potentially dilutive securities outstanding.

Effective March 11, 2004, Valero L.P.‘s partnership agreement was amended to reduce the percentage of the vote required to remove Valero L.P.‘s general partner from 58% to a simple majority of units entitled to vote (excluding the units held by the general partner and its affiliates).

Cash Distributions
Effective March 11, 2004, Valero L.P.‘s partnership agreement was amended to lower the general partner’s incentive distribution rights with respect to distributions of available cash from 48% to 23% of the amount of any quarterly distribution that exceeds $0.90 per unit. The general partner will continue to receive a 2% distribution with respect to its general partner interest. The general partner’s incentive distribution allocation for the three months ended June 30, 2004 and 2003 was $1.1 million and $0.7 million, respectively, and for the six months ended June 30, 2004 and 2003 was $2.2 million and $1.1 million, respectively. Valero L.P. generated sufficient net income such that the amount of net income allocated to common units was equal to the amount allocated to the subordinated units. On April 26, 2004, Valero L.P. declared a quarterly distribution of $0.80 per unit paid on May 14, 2004 to unitholders of record on May 7, 2004, which represented a $0.05 per unit increase from the $0.75 per unit distribution paid in February 2004 relating to the fourth quarter of 2003. Also, on July 26, 2004, Valero L.P. declared a quarterly distribution of $0.80 per unit to be paid on August 13, 2004 to unitholders of record on August 6, 2004.

VALERO L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per unit data)

General partner interest	$399	$348	$798	$667
General partner incentive distribution .	1,112	718	2,224	1,102

Total general partner distribution	1,511	1,066	3,022	1,769
Limited partners' distribution	18,433	16,354	36,866	31,618

Total cash distributions	$19,944	$17,420	$39,888	$33,387

Cash distributions per unit applicable
to limited partners	$0.80	$0.75	$1.60	$1.45

NOTE 7: Segment Information

Segment information for Valero L.P.‘s four reportable segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Revenues:
Crude oil pipelines	$13,439	$13,098	$26,231	$24,541
Refined product pipelines	20,914	17,604	41,440	30,620
Refined product terminals	10,299	8,196	19,109	14,176
Crude oil storage tanks	11,055	8,644	21,251	10,021

Total revenues	$55,707	$47,542	$108,031	$79,358

Operating expenses:
Crude oil pipelines	$4,366	$4,038	$7,600	$7,653
Refined product pipelines	9,329	7,146	17,867	12,278
Refined product terminals	4,920	3,722	9,253	6,467
Crude oil storage tanks	1,597	1,429	3,400	1,598

Total operating expenses	$20,212	$16,335	$38,120	$27,996

Operating income:
Crude oil pipelines	$7,939	$7,628	$16,399	$14,032
Refined product pipelines	8,075	7,118	16,285	12,932
Refined product terminals	3,638	3,644	6,983	6,090
Crude oil storage tanks	7,594	5,548	14,121	6,756

Total segment operating income	27,246	23,938	53,788	39,810
Less general and administrative
expenses	2,646	1,670	4,645	3,514

Total operating income	$24,600	$22,268	$49,143	$36,296

VALERO L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total assets by reportable segment were as follows:

	June 30, 2004	December 31, 2003
	(in thousands)

Crude oil pipelines	$128,131	$146,338
Refined product pipelines	351,139	358,257
Refined product terminals	148,378	102,854
Crude oil storage tanks	213,016	198,191

Total segment assets	840,664	805,640
General partnership assets (including current
assets and other noncurrent assets)	26,958	21,917

Total consolidated assets	$867,622	$827,557

Effective January 1, 2004, Valero L.P.‘s Corpus Christi North Beach storage facility was transferred from the crude oil pipelines segment to the crude oil storage tanks segment. Valero L.P. and Valero Energy entered into a one-year shell barrel capacity lease agreement for the 1.6 million barrels of capacity at the facility. The use of this storage facility was previously included as part of the crude oil pipeline tariff for the Corpus Christi to Three Rivers crude oil pipeline. As of December 31, 2003, the assets related to the Corpus Christi North Beach storage facility totaled $18.0 million. Goodwill is allocated to two of Valero L.P.'s segments, crude oil pipelines and refined product pipelines. The Investment in Skelly-Belvieu Pipeline Company is included in the refined product piplines segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

his report contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve risks and uncertainties. These forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero L.P.‘s current judgment regarding the direction of its business. Actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements generally can be identified by the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “plans,” “forecasts,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect Valero L.P.‘s current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

o	Any reduction in the quantities of crude oil and refined products transported in Valero L.P.‘s pipelines or handled at Valero L.P.‘s terminals and storage tanks;
o	Any significant decrease in the demand for refined products in the markets served by Valero L.P.‘s pipelines and terminals;
o	Any material decline in production by any of Valero Energy’s McKee, Three Rivers, Corpus Christi East, Corpus Christi West, Texas City, Benicia, Paulsboro or Ardmore refineries;
o	Any downward pressure on market prices caused by new competing refined product pipelines that could cause Valero Energy to decrease the volumes transported in Valero L.P.‘s pipelines;
o	Any challenges to Valero L.P.'s tariffs or changes in the FERC's ratemaking methodology;
o	Any changes in laws and regulations to which Valero L.P. is subject, including federal, state and local tax laws, safety, environmental and employment laws;
o	Overall economic conditions;
o	Any material decrease in the supply of or material increase in the price of crude oil available for transport through Valero L.P.‘s pipelines and storage tanks;
o	Inability to expand Valero L.P.‘s business, to acquire new assets or to attract third party shippers;
o	Conflicts of interest with Valero Energy;
o	The loss of Valero Energy as a customer or a significant reduction in its current level of throughput and storage with Valero L.P.;
o	Any inability to borrow additional funds;
o	Any substantial costs related to environmental risks, including increased costs of compliance;
o	Any change in the credit ratings assigned to Valero Logistics' indebtedness;
o	Any change in the credit rating assigned to Valero Energy's indebtedness;
o	Any reductions in space allocated to Valero L.P. in interconnecting third party pipelines;
o	Any material increase in the price of natural gas;
o	Terrorist attacks, threats of war or political or other disruptions that limit crude oil production; and
o	Accidents or unscheduled shutdowns affecting Valero L.P.‘s pipelines, terminals, machinery, or equipment, or those of Valero Energy.

If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, Valero L.P.‘s actual results may vary materially from those described in any forward-looking statement. Valero L.P. does not intend to update its forward-looking statements unless it is required by the securities laws to do so, and it undertakes no obligation to publicly release the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Results of Operations

Overview
Valero L.P.‘s operations provide transportation and storage services to Valero Energy and other unrelated customers. Valero L.P. provides these services with its crude oil and refined product pipelines, refined product terminals and crude oil storage tanks located near or connected to eight of Valero Energy’s refineries. As a result of the significant relationship with Valero Energy, the operating results of Valero L.P. are affected by factors affecting the business of Valero Energy, including refinery utilization rates, refinery maintenance turnarounds, crude oil prices, the demand for refined products and industry refining capacity.

During 2003, Valero L.P. completed the following acquisitions, which significantly increased the size and scope of its operations:
o	Effective January 7, 2003, Valero L.P. acquired an asphalt terminal located in Pittsburg, California from Telfer Oil Company (Telfer) for $15.3 million.
o	On March 18, 2003, Valero L.P. acquired Valero Energy’s South Texas pipeline system (South Texas Pipelines and Terminals), which is composed of the Corpus Christi to Houston refined product pipeline and four refined product terminals (one of which is idle), the Corpus Christi to Edinburg refined product pipeline and one refined product terminal, the Pettus to San Antonio refined product pipeline and one refined product terminal and the Pettus to Corpus Christi refined product pipeline, for $150.1 million.
o	On March 18, 2003, Valero L.P. acquired 58 crude oil and intermediate feedstock storage tanks and related assets with an aggregate storage capacity of 11.0 million barrels (Crude Oil Storage Tanks) from Valero Energy for $200.2 million.
o	On May 1, 2003, Valero L.P. acquired Shell Pipeline Company, LP’s (Shell) 28% undivided interest in the Amarillo to Abernathy refined product pipeline and Shell’s 46% undivided interest in the Abernathy to Lubbock refined product pipeline for $1.6 million.
o	Effective August 1, 2003, Valero L.P. acquired the McKee to Southlake refined product pipeline from Valero Energy for $29.9 million.
o	On September 3, 2003, Valero L.P. acquired a refined product terminal in Paulsboro, New Jersey, next to Valero Energy’s Paulsboro refinery, from ExxonMobil Oil Corporation for $14.1 million.

To fund certain of these acquisitions as well as the redemption from Valero Energy of 3,809,750 common units in March 2003, for $137.0 million, including the related general partner interest, Valero L.P. completed the following debt and equity offerings:
o	Valero Logistics issued $250.0 million of 6.05% senior notes on March 18, 2003;
o	On March 18, 2003, Valero L.P. issued 5,750,000 common units for net proceeds of $204.6 million, including the general partner contribution;
o	On April 16, 2003, Valero L.P. closed on the exercise of a portion of the underwriters’ over-allotment option, by selling 581,000 common units for net proceeds of $20.9 million, including the general partner contribution;
o	On August 11, 2003, Valero L.P. issued 1,236,250 common units, which included 161,250 common units pursuant to the underwriter's exercise of its over-allotment option, to the public for net proceeds of $48.6 million. In order to maintain its 2% general partner interest, Riverwalk Logistics, L.P. made a cash contribution to Valero L.P. of $1.0 million.

On February 20, 2004, Valero L.P. acquired two asphalt terminals, one in Catoosa, Oklahoma near Tulsa and one in Rosario, New Mexico near Santa Fe, from Royal Trading for $28.1 million. Valero L.P. funded this acquisition with proceeds from borrowings under Valero Logistics’ $175.0 million revolving credit facility.

The above acquisitions have improved Valero L.P.‘s results of operations in 2004, as they contributed $2.2 million and $9.4 million, respectively, to the increase in operating income for the second quarter and first six months of 2004 compared to the corresponding periods in 2003.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003
The results of operations for the three months ended June 30, 2004, presented in the following table, are derived from the unaudited consolidated statement of income for Valero L.P. and subsidiaries for the three months ended June 30, 2004, which include the results of operations of the Royal Trading asphalt terminals for the full quarter. The results of operations for the three months ended June 30, 2003, presented in the following table, are derived from the unaudited consolidated statement of income for Valero L.P. and subsidiaries for the three months ended June 30, 2003, which include the results of operations of the South Texas Pipelines and Terminals, the Crude Oil Storage Tanks, and the Telfer asphalt terminal for the full quarter, in addition to the results of operations of the Shell pipeline undivided interests from May 1, 2003 through June 30, 2003.

	Three Months Ended June 30,
	2004	2003
Statement of Income Data:	(in thousands)

Revenues	$55,707	$47,542

Costs and expenses:
Operating expenses	20,212	16,335
General and administrative expenses	2,646	1,670
Depreciation and amortization	8,249	7,269

Total costs and expenses	31,107	25,274

Operating income	24,600	22,268
Equity income from Skelly-Belvieu Pipeline Company	177	600
Interest expense, net	(5,071)	(4,736)

Net income	19,706	18,132
Less net income applicable to general partner	(1,484)	(1,066)

Net income applicable to the limited partners' interest	$18,222	$17,066

Net income per unit applicable to limited partners	$0.79	$0.79

Weighted average number of limited partnership units
outstanding	23,041,394	21,702,990

Earnings before interest, taxes and depreciation and
amortization (EBITDA) (a)	$33,026	$30,137

Distributable cash flow applicable to limited partners	$22,033	$20,851
Distributable cash flow applicable to general partner	2,711	3,383

Distributable cash flow (a)	$24,744	$24,234

	June 30, 2004	December 31, 2003
Balance Sheet Data:	(unaudited)

Long-term debt, including current portion (1)	$392,825	$354,192
Partners' equity (2)	439,452	438,163
Debt-to-capitalization ratio (1) / ((1)+(2))	47.2%	44.7%

(a)	The following is a reconciliation of net income to EBITDA and distributable cash flow.

	Three Months Ended June 30,
	2004	2003
	(in thousands)

Net income	$19,706	$18,132
Plus interest expense, net	5,071	4,736
Plus depreciation and amortization	8,249	7,269

EBITDA	33,026	30,137
Less equity income from Skelly-Belvieu Pipeline
Company	(177)	(600)
Less interest expense, net	(5,071)	(4,736)
Less reliability capital expenditures	(3,321)	(1,446)
Plus distributions from Skelly-Belvieu Pipeline
Company	287	879

Distributable cash flow	$24,744	$24,234

Distributable cash flow applicable to general partner	(2,711)	(3,383)

Distributable cash flow applicable to limited partners	$22,033	$20,851

The amount of distributable cash flow allocated to the general partner includes the general partner’s 2% interest in distributions plus the amount of incentive distributions that would be allocated to the general partner assuming 100% of the distributable cash flow is distributed.

Valero L.P. utilizes two financial measures, EBITDA and distributable cash flow, which are not defined in GAAP. Management uses these financial measures because they are widely accepted financial indicators used by investors to compare partnership performance. In addition, management believes that these measures provide investors an enhanced perspective of the operating performance of Valero L.P.‘s assets and the cash flow the business is generating. Neither EBITDA nor distributable cash flow are intended to represent cash flows for the period, nor are they presented as an alternative to net income. They should not be considered in isolation or as substitutes for a measure of performance prepared in accordance with GAAP.

          Segment Operating Data for the Three Months Ended June 30, 2004 and 2003
The following table reflects the results of operations for each of Valero L.P.‘s operating segments and a reconciliation of the combined segments to the consolidated statements of income.

	Three Months Ended June 30,
	2004	2003
	(in thousands, except barrels/day information)

Crude Oil Pipelines:
Throughput (barrels/day)	391,749	348,390
Revenues	$13,439	$13,098
Operating expenses	4,366	4,038
Depreciation and amortization	1,134	1,432

Segment operating income	$7,939	$7,628

Refined Product Pipelines:
Throughput (barrels/day)	451,735	396,639
Revenues	$20,914	$17,604
Operating expenses	9,329	7,146
Depreciation and amortization	3,510	3,340

Segment operating income	$8,075	$7,118

Refined Product Terminals:
Throughput (barrels/day)	253,439	233,881
Revenues	$10,299	$8,196
Operating expenses	4,920	3,722
Depreciation and amortization	1,741	830

Segment operating income	$3,638	$3,644

Crude Oil Storage Tanks:
Throughput (barrels/day)	492,037	475,280
Revenues	$11,055	$8,644
Operating expenses	1,597	1,429
Depreciation and amortization	1,864	1,667

Segment operating income	$7,594	$5,548

Consolidated Information:
Revenues	$55,707	$47,542
Operating expenses	20,212	16,335
Depreciation and amortization	8,249	7,269

Total segment operating income	27,246	23,938
Less general and administrative expenses	2,646	1,670

Consolidated operating income	$24,600	$22,268

         Crude Oil Pipelines
Revenues for the crude oil pipelines segment increased $0.3 million for the second quarter of 2004 compared to the second quarter of 2003 due primarily to a 23% increase in combined revenues for the Ardmore crude oil pipelines as a result of higher throughputs. During the second quarter of 2003, Valero Energy’s Ardmore refinery was shut down for a major refinery turnaround for most of April, resulting in lower throughput and revenues in the Ringgold to Wasson to Ardmore crude oil pipelines.

Operating expenses for the crude oil pipelines segment increased $0.3 million or 8% for the second quarter of 2004 compared to the second quarter of 2003 as a result of higher power costs primarily associated with the Wichita Falls crude oil pipeline due to higher fuel prices.

Depreciation and amortization expense for the crude oil pipelines segment decreased for the second quarter of 2004 compared to the second quarter of 2003 due to the transfer of the Corpus Christi North Beach storage facility to the crude oil storage tanks segment effective January 1, 2004.

         Refined Product Pipelines
Revenues for the refined product pipelines segment increased $3.3 million or 19% for the second quarter of 2004 compared to the second quarter of 2003 due mainly to a throughput increase of 14%. The increase in throughput is due primarily to the Southlake refined product pipeline acquisition on August 1, 2003, which contributed $1.9 million to revenues during the second quarter of 2004. Also, throughput increased for the McKee to Colorado Springs to Denver and the McKee to Denver refined product pipelines as these pipelines experienced lower throughputs in the second quarter of 2003 due to a combination of Valero Energy maximizing production at its Denver refinery thereby reducing the amount shipped from Valero Energy’s McKee refinery and lower jet fuel sales by Valero Energy in Denver which are typically supplied from the McKee refinery.

Operating expenses for the refined product pipelines segment increased $2.2 million or 31% for the second quarter of 2004 compared to the second quarter of 2003 due to expenses associated with the operations of the Southlake refined product pipeline acquired on August 1, 2003, higher power costs and increased employee benefit costs related to higher accruals for incentive compensation.

Depreciation and amortization expense for the refined product pipelines segment increased $0.2 million or 5% for the second quarter of 2004 compared to the second quarter of 2003 due to the Southlake refined product pipeline acquisition completed in the third quarter of 2003.

         Refined Product Terminals
Revenues for the refined product terminals segment increased $2.1 million or 26% for the second quarter of 2004 compared to the second quarter of 2003 due primarily to the acquisitions of the Paulsboro refined product terminal on September 3, 2003 and the Royal Trading asphalt terminals on February 20, 2004. Revenues for these acquired terminals were $1.9 million for the second quarter of 2004.

Operating expenses for the refined product terminals segment increased $1.2 million or 32% for the second quarter of 2004 compared to the second quarter of 2003 due to expenses associated with the operations of the Paulsboro refined product terminal and the Royal Trading asphalt terminals, in addition to increased employee benefit costs related to higher accruals for incentive compensation.

Depreciation and amortization expense for the refined product terminals segment increased $0.9 million for the second quarter of 2004 compared to the second quarter of 2003 due to the acquisitions completed in 2003 and early 2004.

         Crude Oil Storage Tanks
Revenues for the crude oil storage tanks segment increased $2.4 million or 28% for the second quarter of 2004 compared to the second quarter of 2003 due primarily to the operations of the Corpus Christi North Beach storage facility.

Effective January 1, 2004, Valero L.P. transferred the operations of the Corpus Christi North Beach storage facility to the crude oil storage tanks segment from the crude oil pipelines segment. Valero L.P. and Valero Energy entered into a one-year shell barrel capacity lease agreement for the l.6 million barrels of capacity at the facility. Revenues for the second quarter of 2004 for the Corpus Christi North Beach storage facility totaled $2.0 million, which included $1.4 million of rental income and $0.6 million of dockage and wharfage fees. The use of this storage facility was previously included as a part of the crude oil pipeline tariff for the Corpus Christi to Three Rivers crude oil pipeline.

Operating expenses and depreciation and amortization expense for the crude oil storage tanks segment both increased $0.2 million for the second quarter of 2004 compared to the second quarter of 2003 due to the inclusion of the Corpus Christi North Beach storage facility in this segment in 2004.

         Other
General and administrative expenses increased $1.0 million for the second quarter of 2004 compared to the second quarter of 2003 partially due to the revision to the Services Agreement, effective April 1, 2004, between Valero L.P. and Valero Energy for services rendered by Valero Energy corporate employees. In addition, general and administrative expenses in 2004 were higher due to increased third party expenses and increased headcount. These higher costs have been offset by higher revenues resulting from increased tariff rates and the Corpus Christi North Beach storage facility lease agreement.

Equity income from Skelly-Belvieu Pipeline Company for the second quarter of 2004 decreased by $0.4 million compared to the second quarter of 2003 primarily due to a 19% decline in throughput barrels in the Skellytown to Mont Belvieu refined product pipeline.

Interest expense for the second quarter of 2004 was $5.1 million, net of investment income and capitalized interest of $0.1 million and interest income related to interest rate swaps of $1.1 million. Interest expense for the second quarter of 2003 was $4.7 million, net of investment income and capitalized interest of $0.1 million and interest income related to interest rate swaps of $1.3 million. Interest expense was higher in 2004 due primarily to interest expense related to the $43.0 million of borrowings during the first quarter of 2004 under Valero Logistics’ $175.0 million revolving credit facility to fund the acquisition of the Royal Trading asphalt terminals and to fund a portion of the construction costs related to the Nuevo Laredo, Mexico propane terminal and related pipelines.

Net income applicable to limited partners increased $1.2 million for the second quarter of 2004 compared to the second quarter of 2003 due primarily to acquisitions completed by Valero L.P. during the second half of 2003 and early 2004. Net income applicable to the general partner for the second quarter of 2004 includes the effect of $1.1 million of incentive distributions compared to $0.7 million of incentive distributions for the second quarter of 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
The results of operations for the six months ended June 30, 2004 presented in the following table are derived from the unaudited consolidated statement of income for Valero L.P. and subsidiaries for the six months ended June 30, 2004, which include the results of operations of the Royal Trading asphalt terminals for the period February 20, 2004 through June 30, 2004. The results of operations for the six months ended June 30, 2003 presented in the following table are derived from the unaudited consolidated statement of income for Valero L.P. and subsidiaries for the six months ended June 30, 2003, which include the results of operations of the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks for the period from March 19, 2003 through June 30, 2003, the Telfer asphalt terminal from January 7, 2003 through June 30, 2003 and the Shell pipeline undivided interests from May 1, 2003 through June 30, 2003.

	Six Months Ended June 30,
	2004	2003
Statement of Income Data:	(in thousands)

Revenues	$108,031	$79,358

Costs and expenses:
Operating expenses	38,120	27,996
General and administrative expenses	4,645	3,514
Depreciation and amortization	16,123	11,552

Total costs and expenses	58,888	43,062

Operating income	49,143	36,296
Equity income from Skelly-Belvieu Pipeline Company	730	1,331
Interest expense, net	(10,197)	(7,113)

Net income	39,676	30,514
Less net income applicable to general partner	(2,973)	(1,690)

Net income applicable to the limited partners' interest	$36,703	$28,824

Net income per unit applicable to limited partners	$1.59	$1.40

Weighted average number of limited partnership units
outstanding	23,041,394	20,635,667

Earnings before interest, taxes and depreciation and
amortization (EBITDA) (a)	$65,996	$49,179

Distributable cash flow applicable to limited partners	$45,204	$35,757
Distributable cash flow applicable to general partner	5,802	3,967

Distributable cash flow (a)	$51,006	$39,724

	June 30, 2004	December 31, 2003
Balance Sheet Data:	(unaudited)

Long-term debt, including current portion (1)	$392,825	$354,192
Partners' equity (2)	439,452	438,163
Debt-to-capitalization ratio (1) / ((1)+(2))	47.2%	44.7%

(a)     The following is a reconciliation of net income to EBITDA and distributable cash flow.

	Six Months Ended June 30,
	2004	2003
	(in thousands)

Net income	$39,676	$30,514
Plus interest expense, net	10,197	7,113
Plus depreciation and amortization	16,123	11,552

EBITDA	65,996	49,179
Less equity income from Skelly-Belvieu Pipeline
Company	(730)	(1,331)
Less interest expense, net	(10,197)	(7,113)
Less reliability capital expenditures	(5,038)	(2,638)
Plus distributions from Skelly-Belvieu Pipeline
Company	975	1,627

Distributable cash flow	$51,006	$39,724
Distributable cash flow applicable to general partner	(5,802)	(3,967)

Distributable cash flow applicable to limited partners	$45,204	$35,757

The amount of distributable cash flow allocated to the general partner includes the general partner’s 2% interest in distributions plus the amount of incentive distributions that would be allocated to the general partner assuming 100% of the distributable cash flow is distributed.

Valero L.P. utilizes two financial measures, EBITDA and distributable cash flow, which are not defined in GAAP. Management uses these financial measures because they are widely accepted financial indicators used by investors to compare partnership performance. In addition, management believes that these measures provide investors an enhanced perspective of the operating performance of Valero L.P.‘s assets and the cash flow the business is generating. Neither EBITDA nor distributable cash flow are intended to represent cash flows for the period, nor are they presented as an alternative to net income. They should not be considered in isolation or as substitutes for a measure of performance prepared in accordance with GAAP.

Segment Operating Data for the Six Months Ended June 30, 2004 and 2003
The following table reflects the results of operations for each of Valero L.P.‘s operating segments and a reconciliation of the combined segments to the consolidated statements of income.

	Six Months Ended June 30,
	2004	2003
	(in thousands, except barrels/day information)

Crude Oil Pipelines:
Throughput (barrels/day)	386,790	340,619
Revenues	$26,231	$24,541
Operating expenses	7,600	7,653
Depreciation and amortization	2,232	2,856

Segment operating income	$16,399	$14,032

Refined Product Pipelines:
Throughput (barrels/day)(b)	444,471	347,000
Revenues	$41,440	$30,620
Operating expenses	17,867	12,278
Depreciation and amortization	7,288	5,410

Segment operating income	$16,285	$12,932

Refined Product Terminals:
Throughput (barrels/day)(b)	254,194	205,495
Revenues	$19,109	$14,176
Operating expenses	9,253	6,467
Depreciation and amortization	2,873	1,619

Segment operating income	$6,983	$6,090

Crude Oil Storage Tanks:
Throughput (barrels/day)(b)	476,570	277,468
Revenues	$21,251	$10,021
Operating expenses	3,400	1,598
Depreciation and amortization	3,730	1,667

Segment operating income	$14,121	$6,756

Consolidated Information:
Revenues	$108,031	$79,358
Operating expenses	38,120	27,996
Depreciation and amortization	16,123	11,552

Total segment operating income	53,788	39,810
Less general and administrative expenses	4,645	3,514

Consolidated operating income	$49,143	$36,296

(b)

During the first six months of 2004 and 2003, Valero L.P. completed several acquisitions as discussed above under the caption “Results of Operations – Overview.” The throughput related to these acquisitions included in the table above is calculated based on throughput from the date of acquisition through the end of the period divided by the number of days in the period.

Crude Oil Pipelines
Revenues for the crude oil pipelines segment increased $1.7 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due primarily to a 17% increase in combined revenues for the Ardmore crude oil pipelines and a 9% increase in revenues for the Wichita Falls crude oil pipeline. During the second quarter of 2003, Valero Energy’s Ardmore refinery was shut down for a major refinery turnaround for most of April, resulting in lower throughput and revenues in the Ringgold to Wasson to Ardmore crude oil pipelines. During the first quarter of 2003, Valero Energy had initiated economic-based refinery production cuts at its McKee refinery, which reduced throughput in the Wichita Falls pipeline.

Depreciation and amortization expense for the crude oil pipelines segment decreased by $0.6 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to the transfer of the Corpus Christi North Beach storage facility to the crude oil storage tanks segment effective January 1, 2004.

Refined Product Pipelines
Revenues for the refined product pipelines segment increased $10.8 million or 35% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to a 28% increase in throughput resulting mainly from Valero L.P.‘s acquisition of the South Texas Pipelines on March 18, 2003 and the Southlake refined product pipeline on August 1, 2003. Revenues for the South Texas Pipelines were $12.2 million for the six months ended June 30, 2004 compared to revenue of $6.9 million for the period from March 19, 2003 through June 30, 2003. In addition, revenues for the Southlake refined product pipeline were $4.0 million for the six months ended June 30, 2004.

Operating expenses for the refined product pipelines segment increased $5.6 million or 46% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to expenses associated with the operations of the South Texas Pipelines acquired on March 18, 2003 and the Southlake refined product pipeline acquired on August 1, 2003, higher power costs and increased employee benefit costs related to higher accruals for incentive compensation.

Depreciation and amortization expense for the refined product pipelines segment increased $1.9 million or 35% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to the acquisition of the South Texas Pipelines on March 18, 2003, and the Southlake refined product pipeline completed in the third quarter of 2003.

Refined Product Terminals
Revenues for the refined product terminals segment increased $4.9 million or 35% for the six month period ended June 30, 2004 compared to the six month period ended June 30, 2003 due primarily to the acquisitions of the South Texas Terminals on March 18, 2003, the Paulsboro refined product terminal on September 3, 2003 and the Royal Trading asphalt terminals on February 20, 2004. Revenues for the South Texas Terminals were $4.2 million for the six months ended June 30, 2004 compared to revenues of $2.1 million for the period from March 19, 2003 through June 30, 2003. In addition, revenues for the Paulsboro refined product terminal were $1.2 million for the six months ended June 30, 2004 and revenues for the Royal Trading asphalt terminals were $1.5 million for the period from February 20, 2004 through June 30, 2004.

Operating expenses for the refined product terminals segment increased $2.8 million or 43% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due primarily to expenses associated with the operations of the South Texas Terminals, the Paulsboro refined product terminal and the Royal Trading asphalt terminals. Operating expenses for the South Texas Terminals were $1.8 million for the six months ended June 30, 2004 compared to $0.8 million for the period from March 19, 2003 through June 30, 2003. Operating expenses for the Paulsboro refined products terminal and the Royal Trading asphalt terminals were $1.1 million for the six months ended June 30, 2004. In addition, employee benefit costs were $0.5 million higher due to increased incentive compensation costs in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Depreciation and amortization expense for the refined product terminals segment increased $1.3 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to the acquisitions completed in 2003 along with the acquisition of the Royal Trading asphalt terminals during the first quarter of 2004.

Crude Oil Storage Tanks
Revenues for the crude oil storage tanks segment increased $11.2 million or 112% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to a 72% increase in throughput attributable to the crude oil storage tanks being owned by Valero L.P. for only 104 days during the six months ended June 30, 2003 as compared to 182 days in the six months ended June 30, 2004.

In addition, effective January 1, 2004, Valero L.P. transferred the operations of its Corpus Christi North Beach storage facility to the crude oil storage tanks segment from the crude oil pipelines segment. The use of this storage facility was previously included as a part of the crude oil pipeline tariff for the Corpus Christi to Three Rivers crude oil pipeline. Valero L.P. and Valero Energy entered into a one-year shell barrel capacity lease agreement for the l.6 million barrels of capacity at the facility and raised the dockage and wharfage fees. Revenues for the six months ended June 30, 2004 for the Corpus Christi North Beach storage facility totaled $3.9 million, which included $2.9 million of rental income and $1.0 million of dockage and wharfage fees.

Operating expenses and depreciation and amortization expense for the crude oil storage tanks segment both increased due to the ownership of the crude oil storage tanks acquired from Valero Energy for the full six months of 2004 and the inclusion of the Corpus Christi North Beach storage facility for the six months ended June 30, 2004.

Other
General and administrative expenses increased $1.1 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 partially due to the revision to the Services Agreement, effective April 1, 2004, between Valero L.P. and Valero Energy for services rendered by Valero Energy corporate employees. In addition, general and administrative expenses in 2004 were higher due to increased third party expenses and increased headcount. These higher costs have been offset by higher revenues resulting from increased tariff rates and the Corpus Christi North Beach storage facility lease agreement.

Equity income from Skelly-Belvieu Pipeline Company for the six months ended June 30, 2004 decreased by $0.6 million compared to the six months ended June 30, 2003 due primarily to a 14% decline in throughput barrels in the Skellytown to Mont Belvieu refined product pipeline and higher maintenance expenses associated with pipeline integrity inspection costs.

Interest expense for the six months ended June 30, 2004 was $10.2 million, net of investment income and capitalized interest of $0.1 million and interest income related to interest rate swaps of $2.0 million. Interest expense for the six months ended June 30, 2003 was $7.1 million, net of investment income and capitalized interest of $0.2 million and interest income related to interest rate swaps of $1.5 million. Interest expense was higher in 2004 due primarily to interest expense related to the $250.0 million of 6.05% senior notes issued on March 18, 2003 and borrowings of $43.0 million under Valero Logistics’ $175.0 million revolving credit facility during the first quarter of 2004 to fund the acquisition of the Royal Trading asphalt terminals and to fund a portion of the construction costs related to the Nuevo Laredo, Mexico propane terminal and related pipelines.

Net income applicable to limited partners increased $7.9 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due primarily to acquisitions completed during 2003 and early 2004. Net income applicable to the general partner for the six months ended June 30, 2004 includes the effect of $2.2 million of incentive distributions compared to $1.1 million of incentive distributions for the six months ended June 30, 2003.

Liquidity and Capital Resources

Valero L.P.‘s primary cash requirements are for reliability and expansion capital expenditures, acquisitions, distributions to partners, debt service and normal operating expenses. Valero L.P. expects to fund its short-term needs for such items as reliability capital expenditures and quarterly distributions to the partners from operating cash flows. Long-term capital requirements are expected to be funded from a variety of sources including cash flows from operating activities, borrowings under the $175.0 million revolving credit facility, the issuance of additional common units or debt securities and other capital market transactions.

Revolving Credit Facility
As of June 30, 2004, Valero Logistics had $132.0 million of available borrowing capacity under its $175.0 million revolving credit facility. During the six months ended June 30, 2004, Valero Logistics borrowed $28.0 million under the revolving credit facility to fund the purchase of the Royal Trading asphalt terminals and borrowed an additional $15.0 million to partially fund construction of the Nuevo Laredo, Mexico propane terminal and related pipelines. The revolving credit facility expires on January 15, 2006. At Valero Logistics’ option, borrowings under the revolving credit facility bear interest based on either an alternative base rate or LIBOR, which was 2.2% as of June 30, 2004. Valero Logistics also incurs a facility fee on the aggregate commitments of lenders under the revolving credit facility, whether used or unused. The revolving credit facility requires Valero Logistics to maintain certain financial ratios and includes other restrictive covenants. If Valero Logistics defaults, as defined by the revolving credit facility, distributions by Valero Logistics to Valero L.P. are prohibited.

Senior Notes
Valero Logistics’ $250.0 million of 6.05% senior notes are due March 15, 2013 with interest payable on March 15 and September 15 of each year. Valero Logistics’ $100.0 million of 6.875% senior notes are due July 15, 2012 with interest payable on January 15 and July 15 of each year. The senior notes are redeemable at the option of Valero Logistics and do not have sinking fund requirements. The senior notes rank equally with all other existing senior unsecured indebtedness of Valero Logistics, including indebtedness under its revolving credit facility.

Shelf Registration Statement
As of June 30, 2004, Valero L.P. and Valero Logistics have outstanding a $750.0 million universal shelf registration statement that has been declared effective by the Securities and Exchange Commission covering the issuance of an unspecified amount of common units or debt securities or a combination thereof. Valero L.P. may, in one or more offerings, offer and sell common units representing limited partner interests in Valero L.P. Valero Logistics may, in one or more offerings, offer and sell its debt securities, which would be fully and unconditionally guaranteed by Valero L.P. The full balance of the $750.0 million universal shelf registration statement is available as of June 30, 2004.

Distributions
Valero L.P.‘s partnership agreement, as amended, determines the amount and priority of cash distributions that the partnership’s common unitholders, subordinated unitholders and general partner may receive. During the subordination period, if there is sufficient available cash, the holders of Valero L.P.‘s common units are entitled to receive each quarter a minimum quarterly distribution of $0.60 per unit ($2.40 annualized) prior to any distribution of available cash to holders of Valero L.P.‘s subordinated units. In addition, the general partner is entitled to incentive distributions, as defined in the amended partnership agreement, if the amount Valero L.P. distributes with respect to any quarter exceeds $0.60 per unit. Effective March 11, 2004, the partnership agreement was amended to lower the general partner’s incentive distribution rights with respect to distributions of available cash from 48% to 23% of the amount of any quarterly distribution that exceeds $0.90 per unit. The general partner will continue to receive a 2% distribution with respect to its general partner interest.

Total cash distributions applicable to the six months ended June 30, 2004 were $39.9 million or $1.60 per unit, of which $3.0 million related to the general partner. Total cash distributions applicable to the six months ended June 30, 2003 were $33.4 million or $1.45 per unit, of which $1.8 million related to the general partner. In May 2004, Valero L.P. paid the quarterly cash distribution applicable to the first quarter of 2004 of $19.9 million or $0.80 per unit, of which $1.5 million related to the general partner.

Capital Requirements
The petroleum pipeline and terminalling industry is capital-intensive, requiring significant investments to maintain, upgrade or enhance existing operations and to comply with environmental and safety laws and regulations. Valero L.P.‘s capital expenditures consist primarily of:

o	reliability capital expenditures, such as those required to maintain equipment reliability and safety and to address environmental and safety regulations; and

o	expansion capital expenditures, such as those to expand and upgrade pipeline capacity and to construct new pipelines, terminals and storage tanks. In addition, expansion capital expenditures may include acquisitions of pipelines, terminals or storage tank assets.

During the six months ended June 30, 2004, Valero L.P. incurred reliability capital expenditures of $5.0 million primarily related to tank and pipeline pump station upgrades at numerous locations. Expansion capital expenditures of $16.9 million during the six months ended June 30, 2004 were primarily related to the construction of the Nuevo Laredo, Mexico propane terminal and related pipelines and the expansion of Valero L.P.‘s Corpus Christi to Edinburg refined product pipeline. Also during the six months ended June 30, 2004, Valero L.P. acquired two asphalt terminals, one in Catoosa, Oklahoma near Tulsa and one in Rosario, New Mexico near Santa Fe, from Royal Trading for $28.1 million.

For the remainder of 2004, Valero L.P. expects to incur approximately $10.4 million of capital expenditures including approximately $8.5 million for reliability capital expenditures, and approximately $1.9 million for expansion capital expenditures. Expected reliability capital expenditures include approximately $2.6 million related to Valero L.P.‘s integrity management program and approximately $2.2 million related to pipeline and terminal automation projects.

Valero L.P. believes it generates sufficient cash from its current operations to fund day-to-day operating and general and administrative expenses and reliability capital expenditures. Valero L.P. also has available borrowing capacity under Valero Logistics’ $175.0 million revolving credit facility and, to the extent necessary, can raise additional funds through equity or debt offerings under its $750.0 million universal shelf registration statement. However, there can be no assurance regarding the availability of any future financings or whether such financings can be made available on terms acceptable to Valero L.P.

Environmental, Health and Safety
Valero L.P. is subject to extensive federal, state and local environmental and safety laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures, pipeline integrity and operator qualifications. Because environmental and safety laws and regulations are becoming more complex and stringent and new environmental and safety laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental, health and safety matters is expected to increase. As of June 30, 2004, Valero L.P. has accrued $0.1 million for environmental matters, which is expected to be spent over the next two years.

Critical Accounting Policies
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Valero L.P.‘s critical accounting policies were disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003 and such policies have not changed during the six months ended June 30, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which Valero L.P. is exposed is interest rate risk on Valero Logistics’ debt. Valero Logistics manages its debt considering various financing alternatives available in the market and manages its exposure to changing interest rates principally through the use of a combination of fixed-rate and variable-rate debt. In addition, Valero L.P. utilizes interest rate swap agreements to manage a portion of its exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt.

Borrowings under its $175.0 million revolving credit facility expose Valero Logistics to increases in the benchmark interest rate underlying its variable-rate revolving credit facility. As of June 30, 2004 and December 31, 2003, Valero Logistics’ fixed-rate debt consisted of $250.0 million of 6.05% senior notes, $100.0 million of 6.875% senior notes and an 8.0% Port of Corpus Christi Authority note payable.

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

	June 30, 2004
	Expected Maturity Dates
	2004	2005	2006	2007	2008	There- after	Total	Fair Value
	(in thousands, except interest rates)
Long-term Debt:
Fixed rate	$485	$524	$566	$611	$660	$356,365	$359,211	$376,219
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	6.3%	6.3%
Variable rate	$-	$-	$43,000	$-	$-	$-	$43,000	$43,000
Average interest rate	-	-	2.2%	-	-	-	2.2%

Interest Rate Swaps
Fixed to Variable:
Notional amount	$-	$-	$-	$-	$-	$167,500	$167,500	$(8,521)
Average pay rate	3.4%	4.6%	5.9%	6.6%	7.1%	7.7%	6.7%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.5%	6.4%

	December 31, 2003
	Expected Maturity Dates
	2004	2005	2006	2007	2008	There- after	Total	Fair Value
	(in thousands, except interest rates)
Long-term Debt:
Fixed rate	$935	$524	$566	$611	$660	$356,364	$359,660	$377,217
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	6.3%	6.3%
Variable rate	$-	$-	$-	$-	$-	$-	$-	$-
Average interest rate	-	-	-	-	-	-	-

Interest Rate Swaps
Fixed to Variable:
Notional amount	$-	$-	$-	$-	$-	$167,500	$167,500	$(4,553)
Average pay rate	3.5%	5.0%	6.0%	6.8%	7.1%	7.7%	6.7%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.5%	6.4%

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Valero L.P.‘s management has evaluated, with the participation of the principal executive officer and principal financial officer of Valero GP, LLC, the effectiveness of Valero L.P.‘s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that Valero L.P.‘s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Valero L.P. in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal control over financial reporting

There has been no change in Valero L.P.‘s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during Valero L.P.‘s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Valero L.P.‘s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.1	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Report on Form 8-K

On April 26, 2004, Valero L.P. furnished a Current Report on Form 8-K dated April 26, 2004 reporting Item 12 (Results of Operations and Financial Condition) and furnishing a copy of Valero L.P.‘s press release relating to its earnings announcement for the first quarter of 2004. Financial statements were not filed with this report. The information in this report is not incorporated by reference into any registration statement filed by Valero L.P. under the Securities Act of 1933 unless specifically identified in the registration statement as being incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERO L.P.
(Registrant)
By:   Riverwalk Logistics, L.P., its general partner
      By:  Valero GP, LLC, its general partner

By:	/s/Curtis V. Anastasio (Curtis V. Anastasio) President and Chief Executive Officer August 6, 2004

By:	/s/Steven A. Blank (Steven A. Blank) Senior Vice President and Chief Financial Officer August 6, 2004

By:	/s/Clayton E. Killinger (Clayton E. Killinger) Vice President and Controller August 6, 2004