Form 10-Q
period 2004-09-30
VALERO L P
filed 2004-11-08
CIK 1110805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number 1-16417

VALERO L.P.
(Exact name of registrant as specified in its charter)

Delaware	74-2956831
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Valero Way San Antonio, Texas (Address of principal executive office) 78249 (Zip Code) Telephone number: (210) 345-2000 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes      X   No

The number of common and subordinated units outstanding as of October 31, 2004 was 13,442,072 and 9,599,322, respectively.

VALERO L.P. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VALERO L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,687	$15,745
Receivable from Valero Energy	18,574	15,781
Accounts receivable	3,428	5,333
Other current assets	1,863	1,275

Total current assets	41,552	38,134

Property, plant and equipment	981,640	928,886
Less accumulated depreciation and amortization	(188,247)	(163,884)

Property, plant and equipment, net	793,393	765,002
Goodwill	4,715	4,715
Investment in Skelly-Belvieu Pipeline Company	15,582	15,703
Other noncurrent assets, net	3,636	4,003

Total assets	$858,878	$827,557

Liabilities and Partners' Equity
Current liabilities:
Current portion of long-term debt	$485	$935
Accounts payable and accrued liabilities	14,158	16,145
Payable to Valero Energy	3,783	9,849
Taxes other than income taxes	5,412	4,441

Total current liabilities	23,838	31,370

Long-term debt, less current portion	395,114	353,257
Other long-term liabilities	1,023	4,767

Partners' equity:
Common units (13,442,072 outstanding at September 30, 2004 and
December 31, 2003)	310,834	310,589
Subordinated units (9,599,322 outstanding at September 30, 2004 and
December 31, 2003)	118,199	118,005
General partner's equity	9,870	9,569

Total partners' equity	438,903	438,163

Total liabilities and partners' equity	$858,878	$827,557

See Accompanying Condensed Notes to Consolidated Financial Statements

VALERO L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Revenues	$58,075	$51,695	$166,106	$131,053

Costs and expenses:
Operating expenses	21,626	19,445	59,746	47,441
General and administrative expenses	3,588	1,588	8,233	5,102
Depreciation and amortization	8,413	7,135	24,536	18,687

Total costs and expenses	33,627	28,168	92,515	71,230

Operating income	24,448	23,527	73,591	59,823
Equity income from Skelly-Belvieu
Pipeline Company	372	657	1,102	1,988
Interest and other expense, net	(5,433)	(4,504)	(15,630)	(11,617)

Net income	$19,387	$19,680	$59,063	$50,194

Allocation of net income:
Net income	$19,387	$19,680	$59,063	$50,194
General partner's interest in net income	(1,478)	(1,138)	(4,451)	(2,828)

Limited partners' interest in net income	$17,909	$18,542	$54,612	$47,366

Net income per unit applicable to
limited partners	$0.78	$0.82	$2.37	$2.23

Weighted average number of limited
partnership units outstanding	23,041,394	22,477,019	23,041,394	21,256,196

Cash distributions per unit applicable to
limited partners	$0.80	$0.75	$2.40	$2.20

See Accompanying Condensed Notes to Consolidated Financial Statements

VALERO L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$59,063	$50,194
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	24,536	18,687
Changes in operating assets and liabilities:
Increase in receivable from Valero Energy	(2,793)	(9,219)
Decrease (increase) in accounts receivable	1,905	(1,000)
Increase in other current assets	(588)	(1,295)
Increase (decrease) in accounts payable and accrued liabilities	(1,987)	2,659
Increase (decrease) in payable to Valero Energy	(6,066)	6,877
Increase in taxes other than income taxes	971	1,247
Other, net	550	2,734

Net cash provided by operating activities	75,591	70,884

Cash Flows from Investing Activities:
Reliability capital expenditures	(7,030)	(5,302)
Expansion capital expenditures	(17,942)	(10,537)
Acquisitions	(28,085)	(410,936)
Proceeds from sale of property, plant and equipment	33	—
Distributions in excess of equity income from
Skelly-Belvieu Pipeline Company	121	234

Net cash used in investing activities	(52,903)	(426,541)

Cash Flows from Financing Activities:
Proceeds from 6.05% senior note placement, net of
discount and issuance costs	—	247,328
Proceeds from other long-term debt borrowings	43,000	25,000
Repayment of long-term debt	(5,450)	(25,298)
Distributions to unitholders and general partner	(58,296)	(47,508)
General partner contribution, net of redemption	—	2,930
Proceeds from sale of common units to the public, net of
issuance costs	—	269,026
Redemption of common units held by UDS Logistics, LLC	—	(134,065)

Net cash provided by (used in) financing activities	(20,746)	337,413

Net increase (decrease) in cash and cash equivalents	1,942	(18,244)
Cash and cash equivalents at the beginning of the period	15,745	33,533

Cash and cash equivalents at the end of the period	$17,687	$15,289

Supplemental cash flow information:
Cash paid during the period for interest	$23,564	$15,374

See Accompanying Condensed Notes to Consolidated Financial Statements

VALERO L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2004 and 2003
(unaudited)

NOTE 1: Organization, Basis of Presentation and Principles of Consolidation

As used in this report, the term Valero L.P. may refer, depending on the context, to Valero L.P., Valero Logistics Operations, L.P. (Valero Logistics), the wholly owned subsidiary of Valero L.P., or both of them taken as a whole. Riverwalk Logistics, L.P., a wholly owned subsidiary of Valero Energy Corporation (Valero Energy), is the 2% general partner of Valero L.P. Valero Energy, through various affiliates, is also a limited partner in Valero L.P., resulting in a combined limited partner ownership of 43.6% as of September 30, 2004. The remaining 54.4% limited partnership interest is held by public unitholders.

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in Valero L.P.‘s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2: Acquisition

On February 20, 2004, Valero L.P. acquired two asphalt terminals, one in Catoosa, Oklahoma near Tulsa and one in Rosario, New Mexico near Santa Fe, from Royal Trading Company (Royal Trading) for $28.1 million. These terminals have an aggregate storage capacity of 500,000 barrels in 32 tanks and six loading stations. This acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” and the purchase price was preliminarily allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The final allocation of the purchase price is pending an independent appraisal, which is currently expected to be completed by year-end.

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

The pro forma financial information for the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003 that give effect to the acquisition of Royal Trading as of January 1, 2004 and 2003 has not been disclosed as the effect is not significant.

VALERO L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3: Long-term Debt

         $175.0 Million Revolving Credit Facility
During the nine months ended September 30, 2004, Valero Logistics borrowed $28.0 million under its $175.0 million revolving credit facility to fund the Royal Trading acquisition and borrowed $15.0 million to partially fund construction of the Nuevo Laredo, Mexico propane terminal and related pipelines. Valero Logistics repaid $5.0 million of the borrowings under the revolving credit facility in the third quarter of 2004. Borrowings under Valero Logistics’ $175.0 million revolving credit facility bear interest based on either an alternative base rate or LIBOR. The effective interest rate related to outstanding borrowings under the revolving credit facility during the three months ended September 30, 2004 was 2.6%, and during the nine months ended September 30, 2004 and 2003 was 2.3% and 3.3%, respectively. There were no outstanding borrowings under the revolving credit facility during the three months ended September 30, 2003. As of September 30, 2004, Valero Logistics had $137.0 million available under its revolving credit facility.

         Interest Rate Swaps
During 2003, Valero Logistics entered into $167.5 million (notional amount) of interest rate swaps, which effectively convert $167.5 million of fixed-rate debt to variable-rate debt. As of September 30, 2004, the weighted-average effective interest rate for the interest rate swaps was 4.5% and the aggregate estimated fair value was a net payable of $0.8 million. Valero Logistics accounts for the interest rate swaps as fair value hedges, with changes in the fair value of each swap and the related debt instrument recorded as an adjustment to interest expense in the consolidated statements of income.

         Other Long-term Debt
During the nine months ended September 30, 2004, Valero Logistics repaid $0.5 million on the note payable to the Port of Corpus Christi Authority of Nueces County, Texas. The note payable is due in annual installments of $1.2 million through December 31, 2015 and is collateralized by the crude oil storage facility.

NOTE 4: Related Party Transactions

Valero L.P. has related party transactions with Valero Energy with regard to pipeline tariff, terminalling fee and crude oil storage tank rent and fee revenues, certain employee costs, insurance costs, operating expenses, administrative costs and rent expense. The receivable from Valero Energy represents amounts due for pipeline tariff, terminalling fee and tank rent and fee revenues, and the payable to Valero Energy represents amounts due for employee costs, insurance costs, operating expenses, administrative costs and rent expense.

The following table summarizes the results of transactions with Valero Energy:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)

Revenues	$57,261	$50,727	$163,492	$129,491
Operating expenses	8,615	7,116	24,128	17,311
General and administrative expenses	3,202	1,374	7,131	4,342

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

Under the terms of the amended Services Agreement, Valero L.P. reimburses Valero Energy for the cost of corporate employees dedicated to Valero L.P. and pays an annual services fee of $1.2 million. Each year over the next four years, the annual services fee will be increased by $1.2 million and by Valero Energy’s average percentage increase in salaries. The annual services fee may also be adjusted to account for changed service levels due to Valero L.P.‘s acquisition, sale or construction of assets. The Services Agreement also requires Valero L.P. to reimburse Valero Energy for various recurring costs, including salary, wage and benefit costs of operational employees who work exclusively within the pipeline, terminalling and storage operations and for certain other costs incurred by Valero Energy relating solely to Valero L.P. The conflicts committee of the board of directors of Valero GP, LLC, the general partner of Riverwalk Logistics, L.P., approved the amendment to the Services Agreement in March 2004.

         Crude Oil Storage Tanks Agreement
Effective January 1, 2004, Valero Energy and Valero L.P. entered into a one-year shell barrel capacity lease agreement whereby Valero Energy agreed to lease 1.6 million barrels of storage capacity at Valero L.P.‘s Corpus Christi North Beach storage facility for an annual fee of $5.8 million, payable monthly.

NOTE 5: Employee Benefit Expenses

Valero L.P.‘s share of allocated Valero Energy employee benefit plan expenses, excluding compensation expense related to restricted common units and unit options, was $3.2 million and $1.2 million for the three months ended September 30, 2004 and 2003, respectively, and was $8.4 million and $2.8 million for the nine months ended September 30, 2004 and 2003, respectively. These employee benefit plan expenses and the related payroll costs are included in operating expenses and general and administrative expenses.

NOTE 6: Partners’ Equity

         Outstanding Equity
As of September 30, 2004, Valero L.P.‘s outstanding partners’ equity consisted of 13,442,072 common units (of which 614,572 were held by UDS Logistics, LLC and 40,421 were held by Valero GP, LLC), 9,599,322 subordinated units held by UDS Logistics, LLC and a 2% general partner interest held by Riverwalk Logistics, L.P.

Valero L.P. has identified the general partner interest and the subordinated units as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common and subordinated units outstanding during the period. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding. Basic and diluted net income per unit applicable to limited partners are the same because Valero L.P. has no potentially dilutive securities outstanding.

Effective March 11, 2004, Valero L.P.‘s partnership agreement was amended to reduce the percentage of the vote required to remove Valero L.P.‘s general partner from 58% to a simple majority of units entitled to vote, which excludes the units held by the general partner and its affiliates.

         Cash Distributions
Effective March 11, 2004, Valero L.P.‘s partnership agreement was amended to lower the general partner’s incentive distribution rights with respect to distributions of available cash from 48% to 23% of the amount of any quarterly distribution that exceeds $0.90 per unit. The general partner will continue to receive a 2% distribution with respect to its general partner interest. The general partner’s incentive distribution allocation for the three months ended September 30, 2004 and 2003 was $1.1 million and $0.8 million, respectively, and for the nine months ended September 30, 2004 and 2003 was $3.3 million and $1.9 million, respectively. Valero L.P. generated sufficient net income such that the amount of net income allocated to common units was equal to the amount allocated to the subordinated units. On July 26, 2004, Valero L.P. declared a quarterly distribution of $0.80 per unit paid on August 13, 2004 to unitholders of record on August 6, 2004. On November 1, 2004, Valero L.P. declared a quarterly distribution of $0.80 per unit to be paid on November 12, 2004 to unitholders of record on November 8, 2004.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except per unit data)

General partner interest	$399	$369	$1,197	$1,036
General partner incentive distribution	1,112	759	3,336	1,861

Total general partner distribution	1,511	1,128	4,533	2,897
Limited partners' distribution	18,433	17,280	55,299	48,898

Total cash distributions	$19,944	$18,408	$59,832	$51,795

Cash distributions per unit applicable
to limited partners	$0.80	$0.75	$2.40	$2.20

NOTE 7: Segment Information

Segment information for Valero L.P.‘s four reportable segments was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)

Revenues:
Crude oil pipelines	$13,231	$14,166	$39,462	$38,707
Refined product pipelines	22,324	20,819	63,764	51,439
Refined product terminals	11,150	8,438	30,259	22,614
Crude oil storage tanks	11,370	8,272	32,621	18,293

Total revenues	$58,075	$51,695	$166,106	$131,053

Operating expenses:
Crude oil pipelines	$4,225	$4,173	$11,825	$11,827
Refined product pipelines	10,493	8,885	28,360	21,163
Refined product terminals	4,677	4,553	13,930	11,020
Crude oil storage tanks	2,231	1,834	5,631	3,431

Total operating expenses	$21,626	$19,445	$59,746	$47,441

Operating income:
Crude oil pipelines	$7,870	$8,766	$24,269	$22,797
Refined product pipelines	8,141	8,529	24,426	21,461
Refined product terminals	4,753	3,032	11,736	9,122
Crude oil storage tanks	7,272	4,788	21,393	11,545

Total segment operating income	28,036	25,115	81,824	64,925

Less general and administrative
expenses	3,588	1,588	8,233	5,102

Total operating income	$24,448	$23,527	$73,591	$59,823

Total assets by reportable segment were as follows:

	September 30,	December 31,
	2004	2003
	(in thousands)

Crude oil pipelines	$127,571	$146,338
Refined product pipelines	349,225	358,257
Refined product terminals	147,897	102,854
Crude oil storage tanks	211,332	198,191

Total segment assets	836,025	805,640
General partnership assets (including current
assets and other noncurrent assets)	22,853	21,917

Total consolidated assets	$858,878	$827,557

Effective January 1, 2004, Valero L.P.‘s Corpus Christi North Beach storage facility was transferred from the crude oil pipelines segment to the crude oil storage tanks segment. Valero L.P. and Valero Energy entered into a one-year shell barrel capacity lease agreement for the 1.6 million barrels of capacity at the facility. The use of this storage facility was previously included as part of the crude oil pipeline tariff for the Corpus Christi to Three Rivers crude oil pipeline. As of December 31, 2003, the assets related to the Corpus Christi North Beach storage facility totaled $18.0 million. Goodwill is allocated to two of Valero L.P.‘s segments, crude oil pipelines and refined product pipelines. The Investment in Skelly-Belvieu Pipeline Company is included in the refined product pipelines segment.

NOTE 8: Subsequent Event

On November 1, 2004, Valero L.P. announced a proposed merger with Kaneb Services LLC (Kaneb Services) and Kaneb Pipe Line Partners, L.P. (Kaneb Partners). The boards of directors of the respective entities have approved the terms of the proposed transaction. The completion of the merger is subject to the approval of the unitholders of Valero L.P. and Kaneb Partners and the shareholders of Kaneb Services as well as customary regulatory approvals. The transaction is expected to close in the first quarter of 2005.

Under the terms of the merger agreement, Valero L.P. will acquire all of the equity securities of Kaneb Services for $525 million in cash. In addition, each unitholder of Kaneb Partners will exchange their common units for a number of newly issued Valero L.P. common units based on an exchange ratio measured over a period prior to closing.

In order to maintain its 2% general partner interest, Riverwalk Logistics, L.P. expects to contribute approximately $28 million to Valero L.P. Valero L.P. furnished a copy of its press release together with additional investor information for the proposed transaction in its Current Report on Form 8-K dated November 1, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve risks and uncertainties. These forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero L.P.‘s current judgment regarding the direction of its business. Actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements generally can be identified by the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “plans,” “forecasts,” “projects, ” “will,” “could,” “should,” “may” and similar expressions. These statements reflect Valero L.P.‘s current views with respect to future events and are subject to various risks, uncertainties and assumptions including:

o	Any reduction in the quantities of crude oil and refined products transported in Valero L.P.‘s pipelines or handled at Valero L.P.‘s terminals and storage tanks;
o	Any significant decrease in the demand for refined products in the markets served by Valero L.P.‘s pipelines and terminals;
o	Any material decline in production by any of Valero Energy’s McKee, Three Rivers, Corpus Christi East, Corpus Christi West, Texas City, Benicia, Paulsboro or Ardmore refineries;
o	Any downward pressure on market prices caused by new competing refined product pipelines that could cause Valero Energy to decrease the volumes transported in Valero L.P.‘s pipelines;
o	Any challenges to Valero L.P.'s tariffs or changes in the FERC's ratemaking methodology;
o	Any changes in laws and regulations to which Valero L.P. is subject, including federal, state and local tax laws, safety, environmental and employment laws;
o	Overall economic conditions;
o	Any material decrease in the supply of or material increase in the price of crude oil available for transport through Valero L.P.‘s pipelines and storage tanks;
o	Inability to successfully complete the announced Kaneb Services and Kaneb Partners transaction or integrate Kaneb Partners’ operations;
o	Inability to expand Valero L.P.‘s business, to acquire new assets or to attract third party shippers;
o	Conflicts of interest with Valero Energy;
o	The loss of Valero Energy as a customer or a significant reduction in its current level of throughput and storage with Valero L.P.;
o	Any inability to borrow additional funds;
o	Any substantial costs related to environmental risks, including increased costs of compliance;
o	Any change in the credit ratings assigned to Valero Logistics' indebtedness;
o	Any change in the credit rating assigned to Valero Energy's indebtedness;
o	Any reductions in space allocated to Valero L.P. in interconnecting third party pipelines;
o	Any material increase in the price of natural gas;
o	Terrorist attacks, threats of war or political or other disruptions that limit crude oil production; and
o	Accidents or unscheduled shutdowns affecting Valero L.P.‘s pipelines, terminals, machinery, or equipment, or those of Valero Energy.

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

During 2003, Valero L.P. completed the following acquisitions, which significantly increased the size and scope of its operations:
o	Effective January 7, 2003, Valero L.P. acquired an asphalt terminal located in Pittsburg, California from Telfer Oil Company (Telfer) for $15.3 million;
o	On March 18, 2003, Valero L.P. acquired Valero Energy’s South Texas pipeline system (South Texas Pipelines and Terminals), which is composed of the Corpus Christi to Houston refined product pipeline and four refined product terminals (one of which is idle), the Corpus Christi to Edinburg refined product pipeline and one refined product terminal, the Pettus to San Antonio refined product pipeline and one refined product terminal and the Pettus to Corpus Christi refined product pipeline, for $150.1 million;
o	On March 18, 2003, Valero L.P. acquired 58 crude oil and intermediate feedstock storage tanks and related assets with an aggregate storage capacity of 11.0 million barrels (Crude Oil Storage Tanks) from Valero Energy for $200.2 million;
o	On May 1, 2003, Valero L.P. acquired Shell Pipeline Company, LP’s (Shell) 28% undivided interest in the Amarillo to Abernathy refined product pipeline and Shell’s 46% undivided interest in the Abernathy to Lubbock refined product pipeline for $1.6 million;
o	Effective August 1, 2003, Valero L.P. acquired the McKee to Southlake refined product pipeline from Valero Energy for $29.9 million; and
o	On September 3, 2003, Valero L.P. acquired a refined product terminal in Paulsboro, New Jersey, next to Valero Energy’s Paulsboro refinery, from ExxonMobil Oil Corporation for $14.1 million.

To fund certain of these acquisitions as well as the redemption from Valero Energy of 3,809,750 common units in March 2003, for $136.9 million, including the related general partner interest, Valero L.P. completed the following debt and equity offerings:
o	Valero Logistics issued $250.0 million of 6.05% senior notes on March 18, 2003;
o	On March 18, 2003, Valero L.P. issued 5,750,000 common units for net proceeds of $204.6 million, including the general partner contribution;
o	On April 16, 2003, Valero L.P. closed on the exercise of a portion of the underwriters’ over-allotment option, by selling 581,000 common units for net proceeds of $20.9 million, including the general partner contribution; and
o	On August 11, 2003, Valero L.P. issued 1,236,250 common units, which included 161,250 common units pursuant to the underwriter’s exercise of its over-allotment option, to the public for net proceeds of $48.6 million. In order to maintain its 2% general partner interest, Riverwalk Logistics, L.P. made a cash contribution to Valero L.P. of $1.0 million.

On February 20, 2004, Valero L.P. acquired two asphalt terminals, one in Catoosa, Oklahoma near Tulsa and one in Rosario, New Mexico near Santa Fe, from Royal Trading for $28.1 million. Valero L.P. funded this acquisition with proceeds from borrowings under Valero Logistics’ $175.0 million revolving credit facility.

These acquisitions improved Valero L.P.‘s results of operations in 2004 by contributing $2.8 million and $12.2 million, respectively, to the increase in operating income for the three and nine months ended September 30, 2004, compared to the corresponding periods in 2003.

         Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003
The results of operations for the three months ended September 30, 2004, presented in the following table, are derived from the unaudited consolidated statement of income for Valero L.P. and subsidiaries for the three months ended September 30, 2004, which include the results of operations of the Royal Trading asphalt terminals for the full quarter. The results of operations for the three months ended September 30, 2003, presented in the following table, are derived from the unaudited consolidated statement of income for Valero L.P. and subsidiaries for the three months ended September 30, 2003, which include the results of operations of the South Texas Pipelines and Terminals, the Crude Oil Storage Tanks, the Telfer asphalt terminal and the Shell pipeline undivided interests for the full quarter, in addition to the results of operations of the McKee to Southlake refined product pipeline from August 1, 2003 through September 30, 2003 and the Paulsboro refined product terminal from September 4, 2003 through September 30, 2003.

	Three Months Ended September 30,
	2004	2003
Statement of Income Data:	(in thousands)

Revenues	$58,075	$51,695

Costs and expenses:
Operating expenses	21,626	19,445
General and administrative expenses	3,588	1,588
Depreciation and amortization	8,413	7,135

Total costs and expenses	33,627	28,168

Operating income	24,448	23,527
Equity income from Skelly-Belvieu Pipeline Company	372	657
Interest and other expense, net	(5,433)	(4,504)

Net income	19,387	19,680
Less net income applicable to general partner	(1,478)	(1,138)

Net income applicable to the limited partners' interest	$17,909	$18,542

Net income per unit applicable to limited partners	$0.78	$0.82

Weighted average number of limited partnership units
outstanding	23,041,394	22,477,019

Earnings before interest, taxes and depreciation and
amortization (EBITDA) (a)	$33,233	$31,319

Distributable cash flow applicable to limited partners	$22,738	$21,274
Distributable cash flow applicable to general partner	2,946	2,815

Distributable cash flow (a)	$25,684	$24,089

	September 30,	December 31,
	2004	2003
Balance Sheet Data:	(unaudited)

Long-term debt, including current portion (1)	$395,599	$354,192
Partners' equity (2)	438,903	438,163
Debt-to-capitalization ratio (1) / ((1)+(2))	47.4%	44.7%

(a)	The following is a reconciliation of net income to EBITDA and distributable cash flow.

	Three Months Ended September 30,
	2004	2003
	(in thousands)

Net income	$19,387	$19,680
Plus interest and other expense, net	5,433	4,504
Plus depreciation and amortization	8,413	7,135

EBITDA	33,233	31,319
Less equity income from Skelly-Belvieu Pipeline
Company	(372)	(657)
Less interest and other expense, net	(5,433)	(4,504)
Less reliability capital expenditures	(1,992)	(2,664)
Plus distributions from Skelly-Belvieu Pipeline
Company	248	595

Distributable cash flow	25,684	24,089
Distributable cash flow applicable to general partner .	(2,946)	(2,815)

Distributable cash flow applicable to limited partners	$22,738	$21,274

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

         Segment Operating Data for the Three Months Ended September 30, 2004 and 2003
The following table reflects the results of operations for each of Valero L.P.‘s operating segments and a reconciliation of the combined segments to the consolidated statements of income.

	Three Months Ended September 30,
	2004	2003
	(in thousands, except barrels/day information)
Crude Oil Pipelines:
Throughput (barrels/day)	380,395	385,181
Revenues	$13,231	$14,166
Operating expenses	4,225	4,173
Depreciation and amortization	1,136	1,227

Segment operating income	$7,870	$8,766

Refined Product Pipelines:
Throughput (barrels/day)	433,695	432,885
Revenues	$22,324	$20,819
Operating expenses	10,493	8,885
Depreciation and amortization	3,690	3,405

Segment operating income	$8,141	$8,529

Refined Product Terminals:
Throughput (barrels/day)	260,440	236,440
Revenues	$11,150	$8,438
Operating expenses	4,677	4,553
Depreciation and amortization	1,720	853

Segment operating income	$4,753	$3,032

Crude Oil Storage Tanks:
Throughput (barrels/day)	517,135	433,921
Revenues	$11,370	$8,272
Operating expenses	2,231	1,834
Depreciation and amortization	1,867	1,650

Segment operating income	$7,272	$4,788

Consolidated Information:
Revenues	$58,075	$51,695
Operating expenses	21,626	19,445
Depreciation and amortization	8,413	7,135

Total segment operating income	28,036	25,115
Less general and administrative expenses	3,588	1,588

Consolidated operating income	$24,448	$23,527

Net income applicable to limited partners decreased $0.6 million for the third quarter of 2004 compared to the third quarter of 2003. Earnings per limited partner unit were $0.78 for the third quarter of 2004 and $0.82 for the third quarter of 2003. Net income applicable to the general partner for the third quarter of 2004 includes the effect of $1.1 million of incentive distributions compared to $0.8 million of incentive distributions for the third quarter of 2003.

         Crude Oil Pipelines
Revenues for the crude oil pipelines segment decreased $0.9 million for the third quarter of 2004 compared to the third quarter of 2003 due primarily to a 7% decrease in combined throughput for the crude oil pipelines feeding Valero Energy’s McKee refinery system. A unit at the McKee refinery experienced an unplanned outage in the third quarter of 2004 resulting in lower throughputs and revenues.

Operating expenses for the third quarter of 2004 increased compared to the third quarter of 2003 as a result of higher power costs and higher regulatory inspection and repair costs primarily associated with the Wichita Falls crude oil pipeline and increased employee benefit costs related to higher accruals for incentive compensation. This increase in operating expenses is almost entirely offset by the transfer of the Corpus Christi North Beach storage facility to the crude oil storage tanks segment effective January 1, 2004.

Depreciation and amortization expense for the crude oil pipelines segment decreased for the third quarter of 2004 compared to the third quarter of 2003 due to the transfer of the Corpus Christi North Beach storage facility to the crude oil storage tanks segment effective January 1, 2004.

         Refined Product Pipelines
Revenues for the refined product pipelines segment increased $1.5 million or 7% for the third quarter of 2004 compared to the third quarter of 2003. The Dos Laredos pipeline system, which started operations on June 1, 2004 ships propane to the Nuevo Laredo, Mexico propane terminal, and contributed revenues of $1.1 million to the third quarter of 2004. The increase in revenues is also due to the Southlake refined product pipeline acquisition on August 1, 2003, which contributed $1.6 million to revenues during the third quarter of 2004 compared to $1.4 million during the period from August 1, 2003 to September 30, 2003.

The August crude unit outage at Valero Energy’s McKee refinery resulted in a 14% decrease in combined throughput for the refined product pipelines related to the McKee refinery system for the third quarter of 2004 compared to the third quarter of 2003. This decrease is offset by increasing throughputs on the McKee to Colorado Springs to Denver and the McKee to Denver refined product pipelines which had experienced lower throughputs in the third quarter of 2003.

Operating expenses for the refined product pipelines segment increased $1.6 million or 18% for the third quarter of 2004 compared to the third quarter of 2003 due to the following:
o	expenses associated with the operations of the Southlake refined product pipeline acquired on August 1, 2003 and the Dos Laredos pipeline system, which started operations on June 1, 2004;
o	higher power costs;
o	increased employee benefit costs related to higher accruals for incentive compensation; and
o	increased maintenance costs due primarily to the increased number of pipeline integrity inspections and repairs in 2004.

         Refined Product Terminals
Revenues for the refined product terminals segment increased $2.7 million or 32% for the third quarter of 2004 compared to the third quarter of 2003 due primarily to the acquisitions of the Paulsboro refined product terminal on September 3, 2003 and the Royal Trading asphalt terminals on February 20, 2004. Revenues for these acquired terminals were $2.7 million for the third quarter of 2004. During the third quarter of 2003, revenues for the Paulsboro refined product terminal were $0.1 million, which included operations for the period from September 4, 2003 to September 30, 2003.

Operating expenses for the refined product terminals segment increased $0.1 million or 3% for the third quarter of 2004 compared to the third quarter of 2003 due to expenses associated with the operations of the Paulsboro refined product terminal and the Royal Trading asphalt terminals, which was partially offset by lower maintenance costs in the third quarter of 2004 as compared to the third quarter of 2003.

Depreciation and amortization expense for the refined product terminals segment increased $0.9 million for the third quarter of 2004 compared to the third quarter of 2003 due to the acquisitions completed in 2003 and early 2004.

         Crude Oil Storage Tanks
Revenues for the crude oil storage tanks segment increased $3.1 million or 37% for the third quarter of 2004 compared to the third quarter of 2003 due primarily to an increase in the throughput at the Texas City crude oil storage tanks and the operations of the Corpus Christi North Beach storage facility. The increase in throughput at Valero Energy’s Texas City refinery was partially due to a new crude unit added in the fourth quarter of 2003, which allows the refinery to process more throughput. In addition, throughput was lower in 2003 due to several planned and unplanned crude unit outages at the Texas City refinery which lowered the amount of throughput processed in 2003.

Effective January 1, 2004, Valero L.P. transferred the operations of the Corpus Christi North Beach storage facility to the crude oil storage tanks segment from the crude oil pipelines segment. Valero L.P. and Valero Energy entered into a one-year shell barrel capacity lease agreement for the l.6 million barrels of capacity at the facility. Revenues for the third quarter of 2004 for the Corpus Christi North Beach storage facility totaled $1.9 million, which included $1.4 million of rental income and $0.5 million of dockage and wharfage fees. The use of this storage facility was previously included as a part of the crude oil pipeline tariff for the Corpus Christi to Three Rivers crude oil pipeline.

Operating expenses for the crude oil storage tanks segment increased $0.4 million for the third quarter of 2004 compared to the third quarter of 2003 due primarily to the inclusion of the Corpus Christi North Beach storage facility in this segment in 2004.

Depreciation and amortization expense for the crude oil storage tanks segment increased $0.2 million for the third quarter of 2004 compared to the third quarter of 2003 due to the inclusion of the Corpus Christi North Beach storage facility in this segment in 2004.

         Other
General and administrative expenses increased $2.0 million for the third quarter of 2004 compared to the third quarter of 2003 partially due to the revision to the Services Agreement, effective April 1, 2004, between Valero L.P. and Valero Energy for services rendered by Valero Energy corporate employees. In addition, general and administrative expenses in 2004 were higher due to increased external public company expenses and increased headcount. These higher costs have been offset by higher revenues resulting from increased tariff rates and the Corpus Christi North Beach storage facility lease agreement.

Equity income from Skelly-Belvieu Pipeline Company for the third quarter of 2004 decreased by $0.3 million compared to the third quarter of 2003 primarily due to a 25% decline in throughput barrels in the Skellytown to Mont Belvieu refined product pipeline.

Interest and other expense for the third quarter of 2004 was $5.4 million, net of investment income and capitalized interest of $0.1 million and interest income related to interest rate swaps of $0.8 million. Interest expense for the third quarter of 2003 was $4.5 million, net of investment income and capitalized interest of $0.1 million and interest income related to interest rate swaps of $1.6 million. Interest expense was higher in 2004 due primarily to interest expense related to the $43.0 million of borrowings during the first quarter of 2004 under Valero Logistics’ $175.0 million revolving credit facility to fund the acquisition of the Royal Trading asphalt terminals and to fund a portion of the construction costs related to the Nuevo Laredo, Mexico propane terminal and related pipelines.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003
The results of operations for the nine months ended September 30, 2004 presented in the following table are derived from the unaudited consolidated statement of income for Valero L.P. and subsidiaries for the nine months ended September 30, 2004, which include the results of operations of the Royal Trading asphalt terminals for the period February 20, 2004 through September 30, 2004. The results of operations for the nine months ended September 30, 2003 presented in the following table are derived from the unaudited consolidated statement of income for Valero L.P. and subsidiaries for the nine months ended September 30, 2003, which include the results of operations of the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks for the period from March 19, 2003 through September 30, 2003, the Telfer asphalt terminal from January 7, 2003 through September 30, 2003, the Shell pipeline undivided interests from May 1, 2003 through September 30, 2003, the McKee to Southlake refined product pipeline from August 1, 2003 through September 30, 2003 and the Paulsboro refined product terminal from September 4, 2003 through September 30, 2003.

	Nine Months Ended September 30,
	2004	2003
Statement of Income Data:	(in thousands)

Revenues	$166,106	$131,053

Costs and expenses:
Operating expenses	59,746	47,441
General and administrative expenses	8,233	5,102
Depreciation and amortization	24,536	18,687

Total costs and expenses	92,515	71,230

Operating income	73,591	59,823
Equity income from Skelly-Belvieu Pipeline Company	1,102	1,988
Interest and other expense, net	(15,630)	(11,617)

Net income	59,063	50,194
Less net income applicable to general partner	(4,451)	(2,828)

Net income applicable to the limited partners' interest	$54,612	$47,366

Net income per unit applicable to limited partners	$2.37	$2.23

Weighted average number of limited partnership
units outstanding	23,041,394	21,256,196

Earnings before interest, taxes and depreciation and
amortization (EBITDA) (a)	$99,229	$80,498

Distributable cash flow applicable to limited partners	$67,942	$57,031
Distributable cash flow applicable to general partner	8,748	6,782

Distributable cash flow (a)	$76,690	$63,813

	September 30,	December 31,
	2004	2003
Balance Sheet Data:	(unaudited)

Long-term debt, including current portion (1)	$395,599	$354,192
Partners' equity (2)	438,903	438,163
Debt-to-capitalization ratio (1) / ((1)+(2))	47.4%	44.7%

(a)	The following is a reconciliation of net income to EBITDA and distributable cash flow.

	Nine Months Ended September 30,
	2004	2003
	(in thousands)

Net income	$59,063	$50,194
Plus interest and other expense, net	15,630	11,617
Plus depreciation and amortization	24,536	18,687

EBITDA	99,229	80,498
Less equity income from Skelly-Belvieu Pipeline
Company	(1,102)	(1,988)
Less interest and other expense, net	(15,630)	(11,617)
Less reliability capital expenditures	(7,030)	(5,302)
Plus distributions from Skelly-Belvieu Pipeline
Company	1,223	2,222

Distributable cash flow	76,690	63,813
Distributable cash flow applicable to general partner .	(8,748)	(6,782)

Distributable cash flow applicable to limited partners	$67,942	$57,031

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

         Segment Operating Data for the Nine Months Ended September 30, 2004 and 2003
The following table reflects the results of operations for each of Valero L.P.‘s operating segments and a reconciliation of the combined segments to the consolidated statements of income.

	Nine Months Ended September 30,
	2004	2003
	(in thousands, except barrels/day information)
Crude Oil Pipelines:
Throughput (barrels/day)	384,643	355,636
Revenues	$39,462	$38,707
Operating expenses	11,825	11,827
Depreciation and amortization	3,368	4,083

Segment operating income	$24,269	$22,797

Refined Product Pipelines:
Throughput (barrels/day)(b)	440,853	375,945
Revenues	$63,764	$51,439
Operating expenses	28,360	21,163
Depreciation and amortization	10,978	8,815

Segment operating income	$24,426	$21,461

Refined Product Terminals:
Throughput (barrels/day)(b)	256,291	215,925
Revenues	$30,259	$22,614
Operating expenses	13,930	11,020
Depreciation and amortization	4,593	2,472

Segment operating income	$11,736	$9,122

Crude Oil Storage Tanks:
Throughput (barrels/day)(b)	490,190	330,192
Revenues	$32,621	$18,293
Operating expenses	5,631	3,431
Depreciation and amortization	5,597	3,317

Segment operating income	$21,393	$11,545

Consolidated Information:
Revenues	$166,106	$131,053
Operating expenses	59,746	47,441
Depreciation and amortization	24,536	18,687
Total segment operating income	81,824	64,925
Less general and administrative expenses	8,233	5,102

Consolidated operating income	$73,591	$59,823

(b)

During the first nine months of 2004 and 2003, Valero L.P. completed several acquisitions as discussed above under the caption “Results of Operations – Overview.” The throughput related to these acquisitions included in the table above is calculated based on throughput from the date of acquisition through the end of the period divided by the number of days in the period.

Net income applicable to limited partners increased $7.2 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due primarily to acquisitions completed during 2003 and early 2004. Earnings per limited partner unit were $2.37 for the nine months ended September 30, 2004 and $2.23 for the nine months ended September 30, 2003. Net income applicable to the general partner for the nine months ended September 30, 2004 includes the effect of $3.3 million of incentive distributions compared to $1.9 million of incentive distributions for the nine months ended September 30, 2003.

         Crude Oil Pipelines
Revenues for the crude oil pipelines segment increased $0.8 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due primarily to a 21% increase in combined revenues for the Ardmore crude oil pipelines. During the second quarter of 2003, Valero Energy’s Ardmore refinery was shut down for a major refinery turnaround for most of April, resulting in lower throughput and revenues in the Ringgold to Wasson to Ardmore crude oil pipelines.

Throughput for the crude oil pipelines that supply Valero Energy’s McKee refinery increased slightly for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to lower throughputs during the first quarter of 2003, as Valero Energy had initiated economic-based refinery production cuts at its McKee refinery, which resulted in lower throughput in the Wichita Falls pipeline in 2003. Offsetting the increase mentioned above are lower throughputs in the crude oil pipelines that supply the McKee refinery during the second and third quarters of 2004, as the McKee refinery had a crude unit down for a portion of each quarter.

Although the operating expenses for the crude oil pipelines segment were comparable for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, operating expenses for the nine months ended September 30, 2004 increased as a result of higher power costs primarily associated with the Wichita Falls crude oil pipeline and increased employee benefit costs related to higher accruals for incentive compensation. This increase in operating expenses is offset by the transfer of the Corpus Christi North Beach storage facility to the crude oil storage tanks segment effective January 1, 2004.

Depreciation and amortization expense for the crude oil pipelines segment decreased by $0.7 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to the transfer of the Corpus Christi North Beach storage facility to the crude oil storage tanks segment effective January 1, 2004.

         Refined Product Pipelines
Revenues for the refined product pipelines segment increased $12.3 million or 24% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to a 17% increase in throughput resulting primarily from Valero L.P.‘s acquisition of the South Texas Pipelines on March 18, 2003 and the Southlake refined product pipeline on August 1, 2003. Revenues for the South Texas Pipelines were $17.8 million for the nine months ended September 30, 2004 compared to revenue of $13.1 million for the period from March 19, 2003 through September 30, 2003. In addition, revenues for the Southlake refined product pipeline were $5.6 million for the nine months ended September 30, 2004 compared to revenue of $1.4 million for the period from August 1, 2003 through September 30, 2003.

Operating expenses for the refined product pipelines segment increased $7.2 million or 34% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to expenses associated with the operations of the South Texas Pipelines acquired on March 18, 2003 and the Southlake refined product pipeline acquired on August 1, 2003, higher power costs and increased employee benefit costs related to higher accruals for incentive compensation.

Depreciation and amortization expense for the refined product pipelines segment increased $2.2 million or 25% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to the acquisition of the South Texas Pipelines on March 18, 2003 and the Southlake refined product pipeline effective August 1, 2003.

Refined Product Terminals
Revenues for the refined product terminals segment increased $7.6 million or 34% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due primarily to the acquisitions of the South Texas Terminals on March 18, 2003, the Paulsboro refined product terminal on September 3, 2003 and the Royal Trading asphalt terminals on February 20, 2004. Revenues for the South Texas Terminals were $6.5 million for the nine months ended September 30, 2004 compared to revenues of $4.1 million for the period from March 19, 2003 through September 30, 2003. Revenues for the Paulsboro refined product terminal were $1.9 million for the nine months ended September 30, 2004 compared to revenues of $0.1 million for the period from September 4, 2003 through September 30, 2003. In addition, revenues for the Royal Trading asphalt terminals were $3.5 million for the period from February 20, 2004 through September 30, 2004.

Operating expenses for the refined product terminals segment increased $2.9 million or 26% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due primarily to expenses associated with the 2003 and 2004 acquisitions as follows:
o	Operating expenses for the South Texas Terminals were $0.9 million higher due to being owned by Valero L.P. for only 196 days during the nine months ended September 30, 2003 as compared to 274 days in the nine months ended September 30, 2004;
o	Operating expenses for the Paulsboro refined products terminal were $0.7 million for the nine months ended September 30, 2004 compared to $0.1 million for the period from September 4, 2003 through September 30, 2003; and
o	Operating expenses for the Royal Trading asphalt terminals were $1.0 million for the nine months ended September 30, 2004.
In addition, employee benefit costs were $0.5 million higher due to increased incentive compensation costs for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Depreciation and amortization expense for the refined product terminals segment increased $2.1 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to the acquisitions completed in 2003 along with the acquisition of the Royal Trading asphalt terminals during the first quarter of 2004.

Crude Oil Storage Tanks
Revenues for the crude oil storage tanks segment increased $14.3 million or 78% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to a 48% increase in throughput attributable to the following:
o	The crude oil storage tanks being owned by Valero L.P. for only 196 days during the nine months ended September 30, 2003 as compared to 274 days in the nine months ended September 30, 2004; and
o	An increase in throughput at Valero Energy’s Texas City refinery due to a new crude unit being added in the fourth quarter of 2003, which allows the refinery to process more throughput in addition to several planned and unplanned crude unit outages at the Texas City refinery in 2003 which lowered the amount of throughput processed in 2003.

In addition, effective January 1, 2004, Valero L.P. transferred the operations of its Corpus Christi North Beach storage facility to the crude oil storage tanks segment from the crude oil pipelines segment. The use of this storage facility was previously included as a part of the crude oil pipeline tariff for the Corpus Christi to Three Rivers crude oil pipeline. Valero L.P. and Valero Energy entered into a one-year shell barrel capacity lease agreement for the l.6 million barrels of capacity at the facility and raised the dockage and wharfage fees. Revenues for the nine months ended September 30, 2004 for the Corpus Christi North Beach storage facility totaled $5.8 million, which included $4.3 million of rental income and $1.5 million of dockage and wharfage fees.

Operating expenses along with depreciation and amortization expense for the crude oil storage tanks segment both increased by $2.2 million and $2.3 million, respectively, due to the ownership of the crude oil storage tanks acquired from Valero Energy for the full nine months of 2004 and the inclusion of the Corpus Christi North Beach storage facility for the nine months ended September 30, 2004.

         Other
General and administrative expenses increased $3.1 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 partially due to the revision to the Services Agreement, effective April 1, 2004, between Valero L.P. and Valero Energy for services rendered by Valero Energy corporate employees. In addition, general and administrative expenses in 2004 were higher due to increased third party expenses and increased headcount. These higher costs have been offset by higher revenues resulting from increased tariff rates and the Corpus Christi North Beach storage facility lease agreement.

Equity income from Skelly-Belvieu Pipeline Company for the nine months ended September 30, 2004 decreased by $0.9 million compared to the nine months ended September 30, 2003 due primarily to a 17% decline in throughput barrels in the Skellytown to Mont Belvieu refined product pipeline in addition to higher maintenance expenses associated with pipeline integrity inspection costs.

Interest and other expense for the nine months ended September 30, 2004 was $15.6 million, net of investment income and capitalized interest of $0.2 million and interest income related to interest rate swaps of $2.8 million. Interest and other expense for the nine months ended September 30, 2003 was $11.6 million, net of investment income and capitalized interest of $0.2 million and interest income related to interest rate swaps of $3.1 million. Interest expense was higher in 2004 due primarily to interest expense related to the $250.0 million of 6.05% senior notes issued on March 18, 2003 and borrowings of $43.0 million under Valero Logistics’ $175.0 million revolving credit facility during the first quarter of 2004 to fund the acquisition of the Royal Trading asphalt terminals and to fund a portion of the construction costs related to the Nuevo Laredo, Mexico propane terminal and related pipelines.

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

         Revolving Credit Facility
As of September 30, 2004, Valero Logistics had $137.0 million of available borrowing capacity under its $175.0 million revolving credit facility. During the nine months ended September 30, 2004, Valero Logistics borrowed $28.0 million under the revolving credit facility to fund the purchase of the Royal Trading asphalt terminals and borrowed an additional $15.0 million to partially fund construction of the Nuevo Laredo, Mexico propane terminal and related pipelines. Valero Logistics repaid $5.0 million of the borrowings under the revolving credit facility in the nine months ended September 30, 2004. The revolving credit facility expires on January 15, 2006. At Valero Logistics’ option, borrowings under the revolving credit facility bear interest based on either an alternative base rate or LIBOR, which was 2.8% as of September 30, 2004. Valero Logistics also incurs a facility fee on the aggregate commitments of lenders under the revolving credit facility, whether used or unused. The revolving credit facility requires Valero Logistics to maintain certain financial ratios and includes other restrictive covenants. If Valero Logistics defaults, as defined by the revolving credit facility, distributions by Valero Logistics to Valero L.P. are prohibited.

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

         Other Long-term Debt
During the nine months ended September 30, 2004, Valero Logistics repaid $0.5 million on the note payable to the Port of Corpus Christi Authority of Nueces County, Texas. The note payable is due in annual installments of $1.2 million through December 31, 2015 and is collateralized by the crude oil storage facility.

         Shelf Registration Statement
As of September 30, 2004, Valero L.P. and Valero Logistics have outstanding a $750.0 million universal shelf registration statement that has been declared effective by the Securities and Exchange Commission covering the issuance of an unspecified amount of common units or debt securities or a combination thereof. Valero L.P. may, in one or more offerings, offer and sell common units representing limited partner interests in Valero L.P. Valero Logistics may, in one or more offerings, offer and sell its debt securities, which would be fully and unconditionally guaranteed by Valero L.P. The full balance of the $750.0 million universal shelf registration statement is available as of September 30, 2004.

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

Total cash distributions applicable to the nine months ended September 30, 2004 were $59.8 million or $2.40 per unit, of which $4.5 million related to the general partner. Total cash distributions applicable to the nine months ended September 30, 2003 were $51.8 million or $2.20 per unit, of which $2.9 million related to the general partner. In August 2004, Valero L.P. paid the quarterly cash distribution applicable to the second quarter of 2004 of $19.9 million or $0.80 per unit, of which $1.5 million related to the general partner. On November 1, 2004, Valero L.P. declared a quarterly distribution of $0.80 per unit to be paid on November 12, 2004 to unitholders of record on November 8, 2004.

         Capital Requirements
The petroleum pipeline and terminalling industry is capital-intensive, requiring significant investments to maintain, upgrade or enhance existing operations and to comply with environmental and safety laws and regulations. Valero L.P.‘s capital expenditures consist primarily of:

o	reliability capital expenditures, such as those required to maintain equipment reliability and safety and to address environmental and safety regulations; and

o	expansion capital expenditures, such as those related to pipeline capacity and to construct new pipelines, terminals and storage tanks. In addition, expansion capital expenditures may include acquisitions of pipelines, terminals or storage tank assets.

During the nine months ended September 30, 2004, Valero L.P. incurred reliability capital expenditures of $7.0 million primarily related to tank and pipeline pump station improvements at numerous locations. Expansion capital expenditures of $18.0 million during the nine months ended September 30, 2004 were primarily related to the construction of the Nuevo Laredo, Mexico propane terminal and related pipelines and the expansion of Valero L.P.‘s Corpus Christi to Edinburg refined product pipeline. Also during the nine months ended September 30, 2004, Valero L.P. acquired two asphalt terminals, one in Catoosa, Oklahoma near Tulsa and one in Rosario, New Mexico near Santa Fe, from Royal Trading for $28.1 million.

For the fourth quarter of 2004, Valero L.P. expects to incur approximately $7.3 million of capital expenditures including approximately $5.2 million for reliability capital expenditures, and approximately $2.1 million for expansion capital expenditures.

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

Other

         Environmental, Health and Safety
Valero L.P. is subject to extensive federal, state and local environmental and safety laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures, pipeline integrity and operator qualifications. Because environmental and safety laws and regulations are becoming more complex and stringent and new environmental and safety laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental, health and safety matters is expected to increase. As of September 30, 2004, Valero L.P. has accrued $0.2 million for environmental matters, which is expected to be spent over the next two years.

         Critical Accounting Policies
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Valero L.P.‘s critical accounting policies were disclosed in its Annual Report on Form 10–K for the year ended December 31, 2003 and such policies have not changed during the nine months ended September 30, 2004.

         Subsequent Event
On November 1, 2004, Valero L.P. announced a proposed merger with Kaneb Services LLC (Kaneb Services) and Kaneb Pipe Line Partners, L.P. (Kaneb Partners). The boards of directors of the respective entities have approved the terms of the proposed transaction. The completion of the merger is subject to the approval of the unitholders of Valero L.P. and Kaneb Partners and the shareholders of Kaneb Services as well as customary regulatory approvals. The transaction is expected to close in the first quarter of 2005.

Under the terms of the merger agreement, Valero L.P. will acquire all of the equity securities of Kaneb Services for $525 million in cash. In addition, each unitholder of Kaneb Partners will exchange their common units for a number of newly issued Valero L.P. common units based on an exchange ratio measured over a period prior to closing.

In order to maintain its 2% general partner interest, Riverwalk Logistics, L.P. expects to contribute approximately $28 million to Valero L.P. Valero L.P. furnished a copy of its press release together with additional investor information for the proposed transaction in its Current Report on Form 8-K dated November 1, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which Valero L.P. is exposed is interest rate risk on Valero Logistics’ debt. Valero Logistics manages its debt considering various financing alternatives available in the market and manages its exposure to changing interest rates principally through the use of a combination of fixed-rate and variable-rate debt. In addition, Valero Logistics utilizes interest rate swap agreements to manage a portion of its exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt.

Borrowings under its $175.0 million revolving credit facility expose Valero Logistics to increases in the benchmark interest rate underlying its variable-rate revolving credit facility. As of September 30, 2004 and December 31, 2003, Valero Logistics’ fixed-rate debt consisted of $250.0 million of 6.05% senior notes, $100.0 million of 6.875% senior notes and an 8.0% Port of Corpus Christi Authority note payable.

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

	September 30, 2004
	Expected Maturity Dates
	2004	2005	2006	2007	2008	There- after	Total	Fair Value
	(in thousands, except interest rates)
Long-term Debt:
Fixed rate	$485	$524	$566	$611	$660	$356,365	$359,211	$387,598
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	6.3%	6.3%
Variable rate	$—	$—	$38,000	$—	$—	$—	$38,000	$38,000
Average interest rate	—	—	2.8%	—	—	—	2.8%

Interest Rate Swaps
Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(773)
Average pay rate	4.4%	4.8%	5.6%	6.0%	6.4%	7.1%	6.2%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%

	December 31, 2003
	Expected Maturity Dates
	2004	2005	2006	2007	2008	There- after	Total	Fair Value
	(in thousands, except interest rates)
Long-term Debt:
Fixed rate	$935	$524	$566	$611	$660	$356,364	$359,660	$377,217
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	6.3%	6.3%
Variable rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—

Interest Rate Swaps
Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(4,553)
Average pay rate	3.5%	5.0%	6.0%	6.8%	7.1%	7.7%	6.7%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.5%	6.4%

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

PART II — OTHER INFORMATION

Item 6.	Exhibits

Exhibit 2.1	Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P., Riverwalk Logistics, L.P., Valero GP, LLC, VLI Sub A LLC and Kaneb Services LLC, incorporated by reference to Exhibit 99.1 to Valero L.P.‘s Current Report on Form 8-K dated October 31, 2004 and filed November 4, 2004.

Exhibit 2.2	Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P., Riverwalk Logistics, L.P., Valero GP, LLC, VLI Sub B LLC, Kaneb Pipe Line Partners, L.P. and Kaneb Pipe Line Company LLC, dated as of October 31, 2004, incorporated by reference to Exhibit 99.2 to Valero L.P.‘s Current Report on Form 8-K dated October 31, 2004 and filed November 4, 2004.

Exhibit 10.1	Valero GP, LLC Amended and Restated 2000 Long-Term Incentive Plan

Exhibit 10.2	Valero GP, LLC Amended and Restated 2002 Unit Option Plan

Exhibit 10.3	Valero GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan

Exhibit 10.4	Form of Restricted Unit Award Agreement under the Valero GP, LLC Amended and Restated 2000 Long-Term Incentive Plan

Exhibit 10.5	Schedule of Restricted Unit Awards dated October 28, 2004

Exhibit 10.6	Form of Unit Option Award Agreement under the Valero GP, LLC Amended and Restated 2000 Long-Term Incentive Plan

Exhibit 10.7	Schedule of Unit Option Awards dated October 28, 2004

Exhibit 12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.1	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERO L.P.
(Registrant)
By:   Riverwalk Logistics, L.P., its general partner
      By:  Valero GP, LLC, its general partner

By:	/s/Curtis V. Anastasio Curtis V. Anastasio President and Chief Executive Officer November 8, 2004

By:	/s/Steven A. Blank Steven A. Blank Senior Vice President and Chief Financial Officer November 8, 2004

By:	/s/Clayton E. Killinger Clayton E. Killinger Vice President and Controller November 8, 2004