Form 10-K
period 2004-12-31
VALERO L P
filed 2005-03-15
CIK 1110805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-16417

VALERO L.P.

(Exact name of registrant as specified in its charter)

Delaware	74-2956831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Valero Way

San Antonio, Texas

(Address of principal executive offices)

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

As of June 30, 2004, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common units held by non-affiliates based on the last sales price as quoted on the New York Stock Exchange was $626.5 million.

The number of common and subordinated units outstanding as of February 1, 2005 was 13,442,072 and 9,599,322, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero L.P.’s current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect Valero L.P.’s current views with regard to future events and are subject to various risks, uncertainties and assumptions, including:

•	Any reduction in the quantities of crude oil and refined products transported in Valero L.P.’s pipelines or handled at Valero L.P.’s terminals and storage tanks;

•	Any significant decrease in the demand for refined products in the markets served by Valero L.P.’s pipelines and terminals;

•	Any material decline in production by any of Valero Energy’s (as defined below) McKee, Three Rivers, Corpus Christi East, Corpus Christi West, Texas City, Paulsboro, Benicia or Ardmore refineries;

•	Any downward pressure on market prices caused by new competing refined product pipelines that could cause Valero Energy to decrease the volumes transported in Valero L.P.’s pipelines;

•	Any challenges to Valero L.P.’s tariffs or changes in state or federal ratemaking methodology;

•	Any changes in laws and regulations to which Valero L.P. is subject, including federal, state and local tax laws, safety, environmental and employment laws;

•	Overall economic conditions;

•	Any material decrease in the supply of or material increase in the price of crude oil available for transport through Valero L.P.’s pipelines and storage in Valero L.P.’s storage tanks;

•	Inability to expand Valero L.P.’s business and acquire new assets as well as to attract third-party shippers;

•	Conflicts of interest with Valero Energy;

•	The loss of Valero Energy as a customer or a significant reduction in its current level of throughput and storage with Valero L.P.;

•	Any inability to borrow additional funds;

•	Any substantial costs related to environmental risks, including increased costs of compliance;

•	Any change in the credit ratings assigned to Valero Logistics’ (as defined below) indebtedness;

•	Any change in the credit rating assigned to Valero Energy’s indebtedness;

•	Any reductions in space allocated to Valero L.P. in interconnecting third-party pipelines;

•	Any material increase in the price of natural gas;

•	Inability to successfully complete the announced mergers with Kaneb Services LLC and Kaneb Pipe Line Partners, L.P. (together, Kaneb) or integrate Kaneb’s operations;

•	Terrorist attacks, threats of war or terrorist attacks or political or other disruptions that limit crude oil production; and

•	Accidents or unscheduled shutdowns affecting Valero L.P.’s pipelines, terminals, machinery, or equipment, or those of Valero Energy.

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

PART I

ITEMS 1. & 2. BUSINESS AND PROPERTIES

Valero L.P.1 is a Delaware limited partnership formed in 1999 that completed its initial public offering of common units on April 16, 2001. Valero L.P.’s common units are traded on the New York Stock Exchange (NYSE) under the symbol “VLI.” Valero L.P.’s principal executive offices are located at One Valero Way, San Antonio, Texas 78249 and its telephone number is (210) 345-2000.

When used in this report, the term “Valero L.P.” may refer, depending on the context, to Valero L.P., to one or more of its consolidated subsidiaries, or to all of them taken as a whole. Valero L.P.’s operations are conducted through a subsidiary, Valero Logistics Operations, L.P. (Valero Logistics), and its operations are controlled and managed by Valero GP, LLC. Valero GP, LLC is the general partner of Riverwalk Logistics, L.P. (Riverwalk Logistics), the general partner of Valero L.P. and an indirect wholly owned subsidiary of Valero Energy Corporation. Valero Energy Corporation, a publicly traded Delaware corporation (NYSE symbol “VLO”), currently owns an aggregate 43.7% limited partner interest, as well as the 2% general partner interest, in Valero L.P. As used in this report, the term “Valero Energy” may refer, depending on the context, to Valero Energy Corporation, to one or more of its consolidated subsidiaries or to all of them taken as a whole, but excludes Valero L.P. and its subsidiaries.

Valero L.P.’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with (or furnished to) the Securities and Exchange Commission (the SEC) are available free of charge on Valero L.P.’s website at http://www.valerolp.com (in the “Investor Relations” section) as soon as reasonably practicable after Valero L.P. files or furnishes such material. Valero L.P. also posts its corporate governance guidelines, code of business conduct and ethics, code of ethics for senior financial officers and the charter of the audit committee of Valero GP, LLC in the same website location. Valero L.P.’s governance documents are also available in print to any unitholder of record that makes a written request to Corporate Secretary, Valero L.P., P.O. Box 696000, San Antonio, Texas 78269.

Valero L.P. generates revenue by charging tariffs for transporting crude oil and refined products through its pipelines and by charging a fee for use of its terminals and the services provided by its crude oil storage tanks. Valero L.P.’s primary customer for its crude oil pipelines, refined product pipelines, refined product terminals and crude oil storage tank operations is Valero Energy, which accounted for 99% of Valero L.P.’s $220.8 million in revenues for the year ended December 31, 2004. Valero Energy is discussed further in this Item under the caption “Valero L.P.’s Relationship with Valero Energy.” Valero L.P.’s assets support nine of Valero Energy’s refineries, including the McKee, Three Rivers, Texas City, Corpus Christi East and Corpus Christ West refineries in Texas, the Paulsboro refinery in New Jersey, the Denver refinery in Colorado, the Ardmore refinery in Oklahoma and the Benicia refinery in California.

The term “throughput” as used in this document generally refers to the crude oil or refined product barrels, as applicable, that pass through each pipeline, even if those barrels are also transported in other Valero L.P. pipelines (for which separate tariffs are charged).

SEGMENTS

Valero L.P.’s four reportable business segments are refined product pipelines, crude oil pipelines, crude oil storage tanks and refined product terminals.

[1]	On December 31, 2001, Valero Energy Corporation acquired Ultramar Diamond Shamrock Corporation (UDS), the parent company of Shamrock Logistics, L.P. (the name under which Valero L.P. was formed), and on January 1, 2002, Shamrock Logistics, L.P. changed its name to Valero L.P.

REFINED PRODUCT PIPELINES

Valero L.P. has an ownership interest in 24 refined product pipelines with an aggregate length of 3,795 miles, and it also owns a 25-mile crude hydrogen pipeline. Valero L.P.’s refined product pipelines transport refined products from Valero Energy’s McKee, Three Rivers, Corpus Christi East, Corpus Christi West and Ardmore refineries to Valero L.P.’s terminals or to interconnections with third-party pipelines for distribution to markets in Texas, Oklahoma, Colorado, New Mexico, Arizona and other mid-continent states. The refined products transported in these pipelines include gasoline, distillates (including diesel and jet fuel), natural gas liquids (such as propane and butane), blendstocks and petrochemicals such as toluene, xylene and raffinate. During the year ended December 31, 2004, gasoline and distillates represented approximately 61% and 30%, respectively, of the total throughput in Valero L.P.’s refined product pipelines. Valero L.P. charges tariffs on a per barrel basis for transporting refined products in its refined product pipelines.

The following table sets forth the average number of barrels of refined products Valero L.P. transported daily through its refined product pipelines, in the aggregate, in each of the years presented.

	Aggregate Throughput Years Ended December 31,
	2004	2003	2002	2001	2000
	(barrels/day)
Refined product	442,596	392,145	295,456	308,047	309,803

The following table sets forth information about each of Valero L.P.’s refined product pipelines. In instances where Valero L.P. owns less than 100% of a pipeline, its ownership percentage is indicated, and the capacity, throughput and capacity utilization information reflects only its ownership interest in these pipelines.

				Year Ended December 31, 2004
Origin and Destination	Length	Ownership	Capacity	Throughput	Capacity Utilization
	(miles)		(barrels/day)	(barrels/day)
McKee to El Paso, TX	408	67%	40,000	30,786	77%
McKee to Colorado Springs, CO (1)	256	100%	52,000	10,903	30%
Colorado Springs, CO to Airport	2	100%	14,000	1,232	9%
Colorado Springs to Denver, CO	101	100%	32,000	5,807	18%
McKee to Denver, CO	321	30%	12,450	11,759	94%
McKee to Amarillo, TX (6”) (1)(2)	49	100%	51,000	34,149	84%
McKee to Amarillo, TX (8”) (1)(2)	49	100%
Amarillo to Abernathy, TX (1)	102	67%	11,733	8,277	71%
Amarillo, TX to Albuquerque, NM	293	50%	17,150	10,918	64%
Abernathy to Lubbock, TX (1)	19	46%	8,029	3,159	39%
McKee to Skellytown, TX	53	100%	52,000	7,419	14%
Skellytown to Mont Belvieu,TX	572	50%	26,000	11,805	45%
McKee to Southlake, TX	375	100%	27,300	21,808	80%
Three Rivers to San Antonio, TX	81	100%	33,600	26,650	79%
Three Rivers to US/Mexico International Border near Laredo, TX	108	100%	16,800	17,042	101%
Corpus Christi to Three Rivers, TX	68	100%	32,000	1,910	6%
Three Rivers to Corpus Christi, TX	72	100%	15,000	6,634	44%
Three Rivers to Pettus to San Antonio, TX	103	100%	24,000	23,091	96%
Three Rivers to Pettus to Corpus Christi, TX	89	100%	15,000	11,059	74%
Ardmore to Wynnewood, OK	31	100%	90,000	58,828	65%
El Paso, TX to Kinder Morgan	12	67%	40,000	20,878	52%
Corpus Christi to Pasadena, TX	208	100%	105,000	95,904	91%
Corpus Christi to Edinburg, TX	134	100%	27,100	22,578	83%
Other refined product pipeline (3)	289	50%	N/A	N/A	N/A

	3,795		741,162	442,596	61%

(1)	This pipeline transports barrels relating to two tariff routes, one of which begins at this pipeline’s origin and ends at this pipeline’s destination and one of which is a longer tariff route with an origin or destination on another pipeline of Valero L.P.’s that connects to this pipeline. Throughput disclosed above for this pipeline reflects only the barrels subject to the tariff route beginning at this pipeline’s origin and ending at this pipeline’s destination. To accurately determine the actual capacity utilization of the pipeline, as well as aggregate capacity utilization, all barrels passing through the pipeline have been taken into account.

(2)	The throughput, capacity and capacity utilization information disclosed above for the McKee to Amarillo 6-inch pipeline reflects both McKee to Amarillo pipelines on a combined basis.

(3)	This category consists of the temporarily idled 6-inch Amarillo, TX to Albuquerque, NM refined product pipeline.

CRUDE OIL PIPELINES

Valero L.P. has an ownership interest in nine crude oil pipelines with an aggregate length of 783 miles. Valero L.P.’s crude oil pipelines deliver crude oil and other feedstocks, such as gas oil, from various points in Texas, Oklahoma, Kansas and Colorado to Valero Energy’s McKee, Three Rivers and Ardmore refineries. Also included in this segment are Valero L.P.’s four crude oil storage facilities in Texas and Oklahoma that are located along the crude oil pipelines and in which crude oil may be stored and batched prior to shipment in the crude oil pipelines. Valero L.P. charges tariffs on a per barrel basis for transporting crude oil and other feedstocks in its crude oil pipelines. With the exception of the crude oil storage tanks at Corpus Christi discussed below in Crude Oil Storage Tanks, Valero L.P. does not generate any separate revenue from the crude oil storage facilities. Instead, the costs associated with the storage facilities are considered in establishing the tariffs charged for transporting crude oil from the storage facilities to the refineries.

The following table sets forth the average daily number of barrels of crude oil and other feedstocks Valero L.P. transported through its crude oil pipelines, in the aggregate, in each of the years presented:

	Aggregate Throughput Years Ended December 31,
	2004	2003	2002	2001	2000
	(barrels/day)
Crude oil and other feedstocks	381,358	355,008	348,023	303,811	294,784

The following table sets forth information about each of Valero L.P.’s crude oil pipelines:

				Year Ended December 31, 2004
Origin and Destination	Length	Ownership	Capacity	Throughput	Capacity Utilization
	(miles)		(barrels/day)	(barrels/day)
Cheyenne Wells, CO to McKee	252	100%	17,500	10,277	59%
Dixon, TX to McKee	44	100%	85,000	36,745	43%
Hooker, OK to Clawson, TX (1)	41	50%	22,000	18,799	85%
Clawson, TX to McKee (2)	31	100%	36,000	11,157	83%
Wichita Falls, TX to McKee	272	100%	110,000	78,412	71%
Corpus Christi, TX to Three Rivers	70	100%	120,000	78,338	65%
Ringgold, TX to Wasson, OK (2)	44	100%	90,000	37,472	42%
Healdton to Ringling, OK	4	100%	52,000	27,223	52%
Wasson, OK to Ardmore (8”-10”)(3)	24	100%	90,000	77,045	86%
Wasson, OK to Ardmore (8”)(3)	15	100%	40,000	5,890	15%

	797		662,500	381,358	60%

(1)	Valero L.P. receives 50% of the tariff with respect to 100% of the barrels transported in the Hooker, OK to Clawson, TX pipeline. Accordingly, the capacity, throughput and capacity utilization are given with respect to 100% of the pipeline.

(2)	This pipeline transports barrels relating to two tariff routes, one beginning at the pipeline’s origin and ending at its destination, and one with an origin or destination on another connecting Valero L.P. pipeline. Throughput disclosed above for this pipeline reflects only the barrels subject to the tariff route beginning at this pipeline’s origin and ending at this pipeline’s destination. To accurately determine the actual capacity utilization of the pipeline, as well as aggregate capacity utilization, all barrels passing through the pipeline have been taken into account.

(3)	The Wasson, OK to Ardmore pipelines referred to above originate at Wasson as two pipelines but merge into one pipeline prior to reaching Ardmore.

The following table sets forth information about Valero L.P.’s crude oil storage facilities associated with the crude oil pipeline segment:

Location	Capacity	Number of Tanks	Mode of Receipt	Mode of Delivery	Average Throughput Year Ended December 31, 2004
	(barrels)				(barrels/day)
Dixon, TX	240,000	3	pipeline	pipeline	36,745
Ringgold, TX (1)	600,000	2	pipeline	pipeline	37,472
Wichita Falls, TX	660,000	4	pipeline	pipeline	78,412
Wasson, OK	225,000	2	pipeline	pipeline	82,935

	1,725,000	11			235,564

(1)	Valero L.P. owns the Ringgold, TX crude oil storage facility but leases the underlying land under a long-term operating lease.

CRUDE OIL STORAGE TANKS

Valero L.P. owns 60 crude oil and intermediate feedstock storage tanks and related assets with aggregate storage capacity of approximately 12.5 million barrels. The land underlying these tanks is subject to long-term operating leases. Valero L.P.’s storage tanks serve the needs of Valero Energy’s Benicia, Corpus Christi and Texas City refineries. Valero L.P. charges a fee for each barrel of crude oil or certain other feedstocks that it delivers to Valero Energy’s Benicia, Corpus Christi and Texas City refineries.

The following table sets forth the average daily number of barrels of crude oil and other feedstocks Valero L.P. delivered to Valero Energy’s Benicia, Corpus Christi West and Texas City refineries, in the aggregate, in each of the years presented:

	Aggregate Throughput Years Ended December 31,
	2004	2003
	(barrels/day)
Crude oil and other feedstocks	473,714	366,986

The following table sets forth information about Valero L.P.’s crude oil storage tanks:

Location	Capacity	Number of Tanks	Mode of Receipt	Mode of Delivery	Average Throughput Year Ended December 31, 2004
	(barrels)				(barrels/day)
Benicia, CA	3,815,000	16	marine/pipeline	pipeline	125,414
Corpus Christi, TX (West)	4,023,000	26	marine	pipeline	144,164
Texas City, TX	3,087,000	14	marine	pipeline	204,136
Corpus Christi, TX (North Beach)(1)	1,600,000	4	marine	pipeline	—

	12,525,000	60			473,714

(1)	Valero L.P. does not report throughput for the Corpus Christi North Beach storage facility, as revenues for this facility are based on a lease agreement with Valero Energy.

REFINED PRODUCT TERMINALS

Valero L.P. owns 22 refined product terminals in Texas, Colorado, New Mexico, California, Oklahoma, New Jersey and Nuevo Laredo, Mexico. These terminals have a total of 204 tanks with a combined capacity of 4.5 million barrels. Most of Valero L.P.’s refined product terminals have automated loading facilities and are available 24 hours a day. At its terminals, Valero L.P. charges a per barrel handling fee, as well as a per barrel fee for refined product blending or filtering.

The following table sets forth the average daily number of barrels of refined products Valero L.P. handled at its refined product terminals, in the aggregate, in each of the years presented.

	Aggregate Throughput Years Ended December 31,
	2004	2003	2002	2001	2000
	(barrels/day)
Refined product	256,576	225,426	175,559	176,771	165,653

The following table sets forth information about each of Valero L.P.’s refined product terminals:

Location	Capacity	Number of Tanks	Mode of Receipt	Mode of Delivery	Average Throughput Year Ended December 31, 2004
	(barrels)				(barrels/day)
Abernathy, TX	171,000	11	pipeline	truck	8,797
Amarillo, TX	271,000	14	pipeline	truck/pipeline	25,556
Albuquerque, NM	193,000	10	pipeline	truck/pipeline	9,574
Catoosa, OK (asphalt) (1) (3)	340,000	24	truck/rail/barge	truck/rail	2,464
Colorado Springs, CO (1)	324,000	8	pipeline	truck/pipeline	10,913
Corpus Christi, TX (1)	371,000	15	pipeline	marine/pipeline	9,220
Denver, CO	111,000	10	pipeline	truck	17,127
Edinburg, TX	184,600	7	pipeline	truck	22,578
El Paso, TX (2)	347,000	22	pipeline	truck/pipeline	32,657
Harlingen, TX (1)	314,000	7	marine	truck	8,273
Houston, TX (Hobby Airport)	107,100	6	pipeline	truck/pipeline	4,714
Houston, TX (asphalt)	75,000	3	marine	truck	2,481
Laredo, TX	203,000	6	pipeline	truck	14,023
Nuevo Laredo, Mexico (4)	34,300	5	pipeline	truck	—
Paulsboro, NJ	90,800	6	pipeline	truck	22,966
Pittsburg, CA (asphalt)	380,000	8	rail	truck	1,558
Placedo, TX	98,000	4	pipeline	truck	3,086
Rosario, NM (asphalt) (1) (3)	160,000	8	rail	truck	322
San Antonio (east), TX	148,200	8	pipeline	truck/pipeline	22,170
San Antonio (south), TX	221,000	10	pipeline	truck	18,158
Southlake, TX	286,000	6	pipeline	truck	19,939
Almeda, TX (idle)	105,800	6	pipeline	truck	N/A

	4,535,800	204			256,576

(1)	Valero L.P. owns the Colorado Springs, CO, Corpus Christi, TX, Harlingen, TX, Houston, TX (Hobby Airport), Catoosa, OK and Rosario, NM refined product terminals but leases the realty under long-term operating leases.

(2)	Valero L.P. owns a 66.67% undivided interest in the El Paso refined product terminal. The capacity and throughput amounts represent the proportionate share of capacity and throughput attributable to Valero L.P.’s ownership interest. The throughput represents barrels distributed from the El Paso refined product terminal and delivered to a third-party refined product pipeline.

(3)	Valero L.P. acquired the Catoosa, OK terminal and the Rosario, NM terminal on February 20, 2004. The throughput barrels in the above table represent the total throughput from the date of acquisition divided by 366 days.

(4)	The average throughput for the year ended December 31, 2004 for the Nuevo Laredo, Mexico propane terminal, 3,048 barrels per day, is not included in the total here, since these terminal barrels and related revenues are included in the tariff for the Three Rivers to US/Mexico International Border refined product pipeline.

VALERO L.P.’S RELATIONSHIP WITH VALERO ENERGY

Valero L.P.’s operations are strategically located within Valero Energy’s refining and marketing supply chain in Texas, Oklahoma, California, Colorado, New Jersey, New Mexico, Arizona and other mid-continent states in the United States. Valero L.P. itself does not own or operate any refining or marketing operations. Valero L.P. is dependent on Valero Energy to provide substantially all the throughput for Valero L.P.’s pipelines, terminals and storage tanks and the ability of Valero Energy’s refineries to maintain their production of refined products. During the year ended December 31, 2004, Valero Energy accounted for 99% of Valero L.P.’s revenues.

As of December 31, 2004, Valero Energy, through its wholly owned subsidiaries, owned 9,599,322 subordinated units, 664,119 common units and the 2% general partner interest in Valero L.P., representing an aggregate 45.7% ownership interest.

VALERO ENERGY’S BUSINESS

Valero Energy owns and operates 15 refineries in the United States, Canada and the island of Aruba, nine of which are served by Valero L.P.’s pipelines, terminals or storage assets. As of December 31, 2004, the total throughput capacity of each of those nine refineries was as follows:

Refinery	Location	Total Throughput Capacity
		(barrels/day)
Texas City	Texas	250,000
Corpus Christi West	Texas	225,000
Paulsboro	New Jersey	195,000
Benicia	California	185,000
McKee	Texas	170,000
Corpus Christi East	Texas	115,000
Three Rivers	Texas	98,000
Ardmore	Oklahoma	85,000
Denver	Colorado	30,000

Valero Energy markets the refined products produced by these refineries primarily in Texas, Oklahoma, Colorado, New Mexico, Arizona, California, New Jersey and several other mid-continent states through wholesale and spot market sales and exchange agreements, as well as through a network of company-operated and dealer-operated convenience stores.

MAJOR AGREEMENTS WITH VALERO ENERGY

Valero L.P.’s relationship with Valero Energy is governed by several significant agreements, which are described in Note 11 of Notes to Consolidated Financial Statements.

RECENT DEVELOPMENTS

PROPOSED KANEB MERGERS

On October 31, 2004, Valero L.P. and Kaneb Services LLC (KSL), a Delaware limited liability company (and parent company of the general partner of Kaneb Pipe Line Partners, L.P.), and certain of Valero L.P.’s affiliated parties entered into a definitive merger agreement (the KSL Agreement), pursuant to which a wholly owned subsidiary of Valero L.P. will merge with KSL, with the surviving entity being a wholly owned subsidiary of Valero L.P. (the KSL Merger). Under the terms of the KSL Agreement, upon completion of the KSL Merger each KSL common share will be converted into the right to receive $43.31 in cash.

Also on October 31, 2004, Valero L.P. and Kaneb Pipe Line Partners, L.P., a Delaware limited partnership (KPP) and certain of their respective affiliated parties entered into a separate definitive merger agreement (the KPP Agreement), pursuant to which a wholly owned subsidiary of Valero L.P. will merge with KPP, with the surviving entity being a wholly owned subsidiary of Valero L.P. (the KPP Merger, and, together with the KSL Merger, the Kaneb Mergers). Under the terms of the KPP Agreement, upon completion of the KPP Merger each KPP unit will be converted into the right to receive a number of Valero L.P. common units based on an exchange ratio formula providing Valero L.P. common units worth $61.50 per KPP unit within a specified “collar” range of Valero L.P. common unit market prices (plus or minus five percent of $57.25), measured over a period prior to closing. Should Valero L.P.’s average per unit price during the measurement period be equal to or less than $54.39 per unit, the exchange ratio will be fixed at 1.1307 Valero L.P. common units for each KPP unit. Should Valero L.P.’s average per unit price during the measurement period be equal to or greater than $60.11 per unit, the exchange ratio will be fixed at 1.0231 Valero L.P. common units for each KPP unit.

On March 11, 2005, Valero L.P. unitholders holding a majority of Valero L.P.’s outstanding units voted to approve the issuance of the Valero L.P. common units in the KPP Merger. Also on March 11, 2005, the KPP unitholders and the KSL shareholders (other than Valero L.P., KSL, KPP and their respective affiliates) holding a majority of the oustanding KPP units and the KSL shares voted to approve the Kaneb Mergers.

Both of the Kaneb Mergers are contingent upon the completion of the other and are subject to customary regulatory approvals, including those under the Hart-Scott-Rodino Antitrust Improvements Act, as well as other customary conditions. There can be no assurances as to whether, or on what date, Valero L.P., KSL and KPP will obtain the required regulatory approvals or satisfy the other conditions to the Kaneb Mergers, or that Valero L.P., KSL or KPP will complete the Kaneb Mergers on the contemplated schedule.

REGISTRATION OF COMMON UNITS

On January 25, 2005, the SEC declared effective an amended registration statement on Form S-4 filed by Valero L.P. to register 26,268,524 Valero L.P. common units to be issued to the unitholders of KPP as described above in “Proposed Kaneb Mergers” if the KPP Merger is completed as planned.

2005 REVOLVING CREDIT AGREEMENT

On December 20, 2004, Valero Logistics and Valero L.P. entered into a 5-Year Revolving Credit Agreement (the 2005 Revolving Credit Agreement) with certain lenders with an initial aggregate commitment of $400 million, subject to completion of the Kaneb Mergers. Valero Logistics’ obligations under the 2005 Revolving Credit Agreement are unsecured and will be guaranteed by Valero L.P. and certain subsidiaries of Valero L.P. Generally, the lenders will not be obligated to make any loans under the 2005 Revolving Credit Agreement until the Kaneb Mergers are completed. Upon the closing of the 2005 Revolving Credit Agreement, the amounts outstanding under Valero L.P.’s $175.0 million revolving credit facility (described in Note 7 of Notes to Consolidated Financial Statements) will be paid in full, and that facility will be terminated.

ACQUISITION

On February 20, 2004, Valero L.P. acquired two asphalt terminals located in Catoosa, Oklahoma (near Tulsa) and Rosario, New Mexico (near Santa Fe) from Royal Trading Company (Royal) for $28.1 million. These terminals have an aggregate storage capacity of 500,000 barrels in 32 tanks and six loading stations.

AMENDMENT TO SERVICES AGREEMENT

Under the Services Agreement, the costs related to employees of Valero Energy who perform services directly on Valero L.P.’s behalf, including salary, wages and employee benefits, are charged by Valero Energy to Valero L.P. In addition, Valero L.P. receives certain administrative services such as legal, accounting, treasury, engineering, information technology and other corporate functions from Valero Energy. Due to Valero L.P.’s significant growth and increased need for personnel to work directly on its behalf, the Services Agreement was amended effective April 1, 2004. The amended Services Agreement is described in detail in Note 11 of Notes to Consolidated Financial Statements.

AMENDMENTS TO PARTNERSHIP AGREEMENT

Effective March 11, 2004, Valero L.P.’s partnership agreement was amended to reduce the percentage of the vote required to remove Valero L.P.’s general partner from 58% to a simple majority (excluding any units held by the general partner or its affiliates). In addition, the partnership agreement was amended to lower the general partner’s incentive distribution rights with respect to distributions of available cash from 48% to 23% of the amount of any quarterly distribution that exceeds $0.90 per unit (The general partner’s 2% distribution was not affected by this amendment). Cash distributions are discussed in Note 13 of Notes to Consolidated Financial Statements.

COMPETITION

As a result of Valero L.P.’s physical integration with Valero Energy’s refining and marketing operations and its contractual relationships with Valero Energy, management of Valero L.P. believes that it will not face significant competition for barrels of crude oil transported to, and barrels of refined products transported from, the various Valero Energy refineries served by Valero L.P.’s assets, particularly during the terms of the various agreements between Valero L.P. and Valero Energy described in Note 11 to Notes to Consolidated Financial Statements.

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

While Valero L.P. believes the capital requirements, tariff regulation, environmental and safety considerations and problems acquiring rights-of-way associated with its business decrease the likelihood that competitors will build pipeline systems of comparable size and scope in the near future, competing pipelines may be built in markets where growing demand and attractive tariffs support such additional capacity.

REGULATION

RATE REGULATION

Several of Valero L.P.’s pipelines are interstate common carrier pipelines, which are subject to regulation by the Federal Energy Regulatory Commission (the FERC) under the Interstate Commerce Act (ICA) and the Energy Policy Act of 1992 (the EP Act). The ICA and its implementing regulations generally require the rates and practices of interstate oil pipelines to be reasonable and nondiscriminatory. The EP Act deemed certain rates in effect prior to its passage to be reasonable and allows interstate common carrier oil pipelines to change their rates within a defined range. Additionally, the rates and practices for Valero L.P.’s intrastate common carrier pipelines are subject to regulation by state commissions. The applicable state statutes and regulations generally require that pipeline rates and practices be reasonable and nondiscriminatory. Shippers may challenge Valero L.P.’s tariff rates and practices on its pipelines in certain instances.

Valero L.P.’s Pipelines Rates

Neither the FERC nor the state commissions have investigated Valero L.P.’s rates or practices. Valero L.P. does not believe that it is likely that there will be a challenge to its tariffs by a current shipper that would materially affect its revenues or cash flows because Valero Energy is currently the only shipper in the majority of Valero L.P.’s pipelines. Valero Energy has committed to refrain from challenging Valero L.P.’s tariffs until at least April 2008. Valero Energy has also agreed to be responsible for any ICA liabilities with respect to activities or conduct occurring during periods prior to April 16, 2001. However, the FERC or a state regulatory commission could investigate Valero L.P.’s tariffs at the urging of a third party. Also, because Valero L.P.’s pipelines are common carrier pipelines, Valero L.P. may be required to accept new shippers who wish to transport in its pipelines and who could potentially decide to challenge Valero L.P.’s tariffs. If any tariff challenge or challenges are successful, cash available for distribution to unitholders could be materially reduced.

ENVIRONMENTAL AND SAFETY REGULATION

General

Valero L.P.’s operations are subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management and pollution prevention measures, and to environmental regulation by several federal, state and local authorities. The principal environmental risks associated with Valero L.P.’s operations relate to unauthorized emissions into the air and unauthorized releases into soil, surface water or groundwater. Valero L.P.’s operations are also subject to extensive federal and state health and safety laws and regulations, including those relating to pipeline safety. Compliance with these laws, regulations and permits increases Valero L.P.’s capital expenditures and its overall cost of business, and violations of these laws, regulations and/or permits can result in significant civil and criminal liabilities, injunctions or other penalties. Accordingly, Valero L.P. has adopted policies, practices and procedures in the areas of pollution control, pipeline integrity, operator qualifications, public relations and education, product safety, occupational health and the handling, storage, use and disposal of hazardous materials that are designed to prevent material environmental or other damage, to ensure the safety of its pipelines, its employees, the public and the environment and to limit the financial liability that could result from such events. Future governmental action and regulatory initiatives could result in changes to expected operating permits, additional remedial actions or increased capital expenditures and operating costs that cannot be assessed with certainty at this time. In addition, contamination resulting from spills of crude oil and refined products occurs within the industry. Risks of additional costs and liabilities are inherent within the industry, and there can be no assurances that significant costs and liabilities will not be incurred in the future.

Water

The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state statutes impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the United States. The discharge of pollutants into state waters or waters of the United States is prohibited, except in accordance with the terms of a permit issued by applicable federal or state authorities. The Oil Pollution Act, enacted in 1990, amends provisions of the Clean Water Act as they pertain to prevention and response to oil spills. Spill prevention control and countermeasure requirements of the Clean Water Act and some state laws require diking and similar structures to help prevent contamination of navigable waters in the event of overflow or release.

Air Emissions

Valero L.P.’s operations are subject to the Federal Clean Air Act and analogous state and local statutes. Numerous amendments to the Federal Clean Air Act were enacted in 1990. These amendments may result in the imposition over the next several years of certain pollution control requirements with respect to air emissions from the operations of Valero L.P.’s pipelines, storage tanks and terminals. The Environmental Protection Agency (EPA) is developing, over a period of many years, regulations to implement these requirements. Depending on the nature of those regulations, and upon requirements that may be imposed by state and local regulatory authorities, Valero L.P. may be required to incur certain capital expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals and addressing other air emission-related issues.

Due to the broad scope of the issues involved and the complex nature of the regulations, full development and implementation of many Clean Air Act regulations have been delayed. Until such time as the new Clean Air Act requirements are implemented, Valero L.P. is unable to estimate the effect on its financial condition or results of operations or the amount and timing of such required expenditures. At this time, however, Valero L.P. does not believe that it will be materially affected by any such requirements.

Solid Waste

Valero L.P. generates non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act (FRCRA) and analogous state statutes. FRCRA also governs the disposal of hazardous wastes. Valero L.P. is not currently required to comply with a substantial portion of FRCRA requirements because its operations generate minimal quantities of hazardous wastes. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes.

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

Valero L.P. currently owns or leases, and has in the past owned or leased, properties where hydrocarbons are being or have been handled. Although Valero L.P. has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by Valero L.P. or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under Valero L.P.’s control. These properties and wastes disposed thereon may be subject to CERCLA, the FRCRA and analogous state laws. Under these laws, Valero L.P. could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination.

Pipeline Integrity and Safety

Valero L.P.’s pipelines are subject to extensive laws and regulations governing pipeline integrity and safety. The Pipeline Safety Improvement Act of 2002 and its implementing regulations (collectively, PSIA) generally require pipeline operators to maintain qualification programs for key pipeline operating personnel, to review and update their existing pipeline safety public education programs, to provide information for the National Pipeline Mapping System, to maintain spill response plans and conduct spill response training and to implement integrity management programs for pipelines that could affect high consequence areas (i.e., areas with concentrated populations, navigable waterways and other unusually sensitive areas). While compliance with PSIA may affect Valero L.P.’s capital expenditures and operating expenses, Valero L.P. believes that the cost of such compliance will not materially affect its competitive position and will not have a material effect on its financial condition or results of operations.

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

EMPLOYEES

Valero L.P. has no employees. Riverwalk Logistics, the general partner of Valero L.P., is responsible for the management of Valero L.P. Valero GP, LLC, the general partner of Riverwalk Logistics, is responsible for managing the affairs of Riverwalk Logistics, and through it, the affairs of Valero L.P. and Valero Logistics. As of February 1, 2005, Valero GP, LLC employed approximately 285 individuals who perform services for Valero L.P.

ITEM 3.	LEGAL PROCEEDINGS

Valero L.P. is a party to various claims and legal actions that have arisen in the ordinary course of its business. Valero L.P. believes it is unlikely that the final outcome of any claims or proceedings to which it is a party will have a material adverse effect on its financial position, results of operations or liquidity; however, due to the inherent uncertainty of litigation, the range of any possible loss cannot be estimated with a reasonable degree of precision and Valero L.P. cannot provide assurance that the resolution of any particular claim or proceeding would not have an adverse effect on its results of operations, financial position or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the unitholders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON UNITS

Market Information, Holders and Distributions

Valero L.P.’s common units are listed and traded on the New York Stock Exchange under the symbol “VLI.” At the close of business on February 1, 2005, Valero L.P. had 135 holders of record of its common units. The high and low sales prices (composite transactions) by quarter for the years ended December 31, 2004 and 2003 were as follows:

	Price Range of Common Unit
	High	Low
Year 2004
4th Quarter	$61.75	$54.00
3rd Quarter	56.01	49.00
2nd Quarter	55.30	43.60
1st Quarter	55.25	48.40

Year 2003
4th Quarter	$50.25	$43.22
3rd Quarter	44.80	40.75
2nd Quarter	44.20	36.41
1st Quarter	40.64	35.00

The cash distributions applicable to each of the quarters in the years ended December 31, 2004 and 2003 were as follows:

	Record Date	Payment Date	Amount Per Unit
Year 2004
4th Quarter	February 7, 2005	February 14, 2005	$0.80
3rd Quarter	November 8, 2004	November 12, 2004	0.80
2nd Quarter	August 6, 2004	August 13, 2004	0.80
1st Quarter	May 7, 2004	May 14, 2004	0.80

Year 2003
4th Quarter	February 6, 2004	February 13, 2004	$0.75
3rd Quarter	November 6, 2003	November 14, 2003	0.75
2nd Quarter	August 5, 2003	August 14, 2003	0.75
1st Quarter	May 6, 2003	May 15, 2003	0.70

Valero L.P. has also issued and outstanding 9,599,322 subordinated units, all of which are held by UDS Logistics, LLC, the limited partner of Riverwalk Logistics and a wholly owned subsidiary of Valero Energy, for which there is no established public trading market. The issuance of subordinated units was exempt from registration with the SEC under Section 4(2) of the Securities Act of 1933. During the subordination period, the holders of the common units are entitled to receive each quarter a minimum quarterly distribution of $0.60 per unit ($2.40 annualized) prior to any distribution of available cash to holders of the subordinated units. The subordination period is defined generally as the period that will end on the first day of any quarter beginning after March 31, 2006 if (1) Valero L.P. has distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four-quarter periods and (2) Valero L.P.’s adjusted operating surplus, as defined in its partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable it to distribute the minimum quarterly distribution on all outstanding units on a diluted basis and the related distribution on the 2% general partner interest during those periods. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units will be converted into common units, on a one-for-one basis.

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

The general partner, Riverwalk Logistics, is entitled to incentive distributions if the amount that Valero L.P. distributes with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Unit	Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66	75%	25%

The general partner’s incentive distributions for the years ended December 31, 2004 and 2003 totaled $4.4 million and $2.6 million, respectively. The general partner’s share of Valero L.P.’s net income for the years ended December 31, 2004 and 2003 was 7.6% and 5.7%, respectively, due to the impact of the incentive distributions.

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

The following table contains selected financial data derived from the audited financial statements of Valero L.P. and its predecessor (as defined below). The selected financial data for the years ended December 31, 2004, 2003, 2002 and 2001 and the six months ended December 31, 2000 represent the consolidated operations of Valero L.P.

	Successor (1)					Predecessor (1)
	Years Ended December 31,				Six Months Ended December 31, 2000	Six Months Ended June 30, 2000
	2004	2003 (2)	2002	2001
	(in thousands, except per unit data and barrel/day information)
Statement of Income Data:
Revenues	$220,792	$181,450	$118,458	$98,827	$47,550	$44,503
Operating income	98,024	83,037	57,230	46,505	23,484	17,665
Income from continuing operations (3)	78,418	69,593	55,143	45,873	20,687	49,970
Basic and diluted income from continuing operations per unit applicable to limited partners (4)	3.15	3.02	2.72	1.82
Cash distributions per unit applicable to limited partners	3.20	2.95	2.75	1.70

	Successor (1)
	December 31,
	2004	2003 (2)	2002	2001(5)	2000
	(in thousands)
Balance Sheet Data:
Property and equipment, net	$784,999	$765,002	$349,276	$349,012	$280,017
Total assets	857,507	827,557	415,508	387,070	329,484
Long-term debt, including debt due to parent (less current portion)	384,171	353,257	108,911	25,660	117,752
Partners’ equity / net parent investment (5)	438,311	438,163	293,895	342,166	204,838

(1)	Prior to July 1, 2000, Valero L.P.’s pipeline, terminalling and storage assets were owned and operated by Ultramar Diamond Shamrock Corporation (UDS), now part of Valero Energy. These assets and their related operations are referred to herein as the Ultramar Diamond Shamrock Logistics Business and that business is referred to as the “Predecessor” in the above table. The selected financial data for the six months ended June 30, 2000 reflects the operations of the Ultramar Diamond Shamrock Logistics Business as if it had existed as a single separate entity of UDS.

Effective July 1, 2000, UDS transferred the Ultramar Diamond Shamrock Logistics Business to Shamrock Logistics Operations, L.P. (Shamrock Logistics Operations), a wholly owned subsidiary of Shamrock Logistics, L.P. (Shamrock Logistics). Shamrock Logistics was wholly owned by UDS. Shamrock Logistics is referred to as the “Successor” in the above table. The transfer of the Ultramar Diamond Shamrock Logistics Business to Shamrock Logistics Operations represented a reorganization of entities under common control and was recorded at historical cost.

On April 16, 2001, Shamrock Logistics completed its initial public offering of common units, which represented 26.4% of its outstanding partnership interests.

Effective on December 31, 2001, UDS merged with and into Valero Energy. That acquisition included the acquisition of UDS’ majority ownership interest in Shamrock Logistics. The consolidated balance sheet of Shamrock Logistics as of December 31, 2001 was not adjusted to fair value due to the significant level of public ownership interest in Shamrock Logistics. Effective January 1, 2002, Shamrock Logistics became Valero L.P.

(2)	On March 18, 2003, Valero Energy contributed the South Texas Pipeline and Terminal Business and certain feedstock storage tanks to Valero L.P. for $350.3 million, including transaction costs.

(3)	Income from continuing operations for the six months ended June 30, 2000 includes $30.8 million of income tax benefit. Effective July 1, 2000, UDS transferred the Ultramar Diamond Shamrock Logistics Business to Shamrock Logistics Operations. As a limited partnership, Shamrock Logistics Operations was not subject to federal or state income taxes. Due to this change in tax status, the deferred income tax liability of $38.2 million as of June 30, 2000 was written off in the statement of income of the Ultramar Diamond Shamrock Logistics Business for the six months ended June 30, 2000. The resulting income tax benefit of $30.8 million for the six months ended June 30, 2000 includes the write-off of the deferred income tax liability less income tax expense of $7.4 million for the six months ended June 30, 2000. The income tax expense for periods prior to July 1, 2000 was based on the effective income tax rate for the Ultramar Diamond Shamrock Logistics Business of 38%. The effective income tax rate exceeds the U.S. federal statutory income tax rate due to state income taxes.

(4)	Income from continuing operations per unit applicable to limited partners is computed by dividing income from continuing operations applicable to limited partners, after deduction of the general partner’s 2% interest and incentive distributions, by the weighted average number of limited partnership units outstanding for each class of unitholder. Basic and diluted income from continuing operations per unit applicable to limited partners is the same because Valero L.P. has no potentially dilutive securities outstanding. Income from continuing operations per unit applicable to limited partners for periods prior to April 16, 2001, the date of Shamrock Logistics’ initial public offering, is not shown as units had not been issued.

(5)	The selected financial data as of December 31, 2001 includes the acquisition of the Wichita Falls Business, which Valero L.P. acquired on February 1, 2002 from Valero Energy. Because Valero L.P. and the Wichita Falls Business came under the common control of Valero Energy commencing on December 31, 2001, the acquisition represented a reorganization of entities under common control and therefore required a restatement of the December 31, 2001 consolidated balance sheet of Valero L.P. to include the Wichita Falls Business as if it had been combined with Valero L.P. as of December 31, 2001. The partners’ equity amount as of December 31, 2001 includes $50.6 million of net parent investment resulting from Valero L.P.’s acquisition of the Wichita Falls Business. Upon execution of the acquisition on February 1, 2002, partners’ equity/net parent investment was reduced by $51.3 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Valero L.P.’s operations provide transportation and storage services to Valero Energy and other unrelated customers. Valero L.P. provides these services with its crude oil and refined product pipelines, refined product terminals and crude oil storage tanks located near or connected to nine of Valero Energy’s refineries.

Valero L.P. completed the following acquisitions, which have more than doubled its size in the past three years:

•	In 2002, Valero L.P. acquired the Wichita Falls to McKee crude oil pipeline and related Wichita Falls crude oil storage facility on February 1, 2002 and the Texas City crude hydrogen pipeline on May 29, 2002 for a combined total cost of $75.0 million;

•	In 2003, Valero L.P. acquired the Telfer asphalt terminal on January 7, 2003, the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks on March 18, 2003, the Shell pipeline interest on May 1, 2003, the Southlake refined product pipeline effective August 1, 2003 and the Paulsboro refined product terminal on September 3, 2003 for a combined total cost of $411.2 million; and

•	On February 20, 2004, Valero L.P. acquired the Royal Trading asphalt terminals for $28.1 million.

To fund these acquisitions as well as the redemption of $134.1 million of common units (3,809,750 common units) in March 2003, Valero L.P. used a combination of sources as follows:

•	In 2002, Valero Logistics issued $100.0 million of 6.875% senior notes;

•	In 2003, Valero Logistics issued $250.0 million of 6.05% senior notes and Valero L.P. issued 7,567,250 common units for $272.5 million, including general partner contributions; and

•	Borrowings under the revolving credit facility.

Proposed Transaction

On October 31, 2004, Valero L.P. and Kaneb Services LLC (KSL), a Delaware limited liability company (and parent company of the general partner of Kaneb Pipe Line Partners, L.P.), and certain of Valero L.P.’s affiliated parties entered into a definitive merger agreement (the KSL Agreement), pursuant to which a wholly owned subsidiary of Valero L.P. will merge with KSL, with the surviving entity being a wholly owned subsidiary of Valero L.P. (the KSL Merger) Under the terms of the KSL Agreement, upon completion of the KSL Merger each KSL common share will be converted into the right to receive $43.31 in cash.

Also on October 31, 2004, Valero L.P. and Kaneb Pipe Line Partners, L.P., a Delaware limited partnership (KPP) and certain of their respective affiliated parties entered into a separate definitive merger agreement (the KPP Agreement), pursuant to which a wholly owned subsidiary of Valero L.P. will merge with KPP, with the surviving entity being a wholly owned subsidiary of Valero L.P. (the KPP Merger, and, together with the KSL Merger, the Kaneb Mergers) Under the terms of the KPP Agreement, upon completion of the KPP Merger each KPP unit will be converted into the right to receive a number of Valero L.P. common units based on an exchange ratio formula providing Valero L.P. common units worth $61.50 per KPP unit within a specified “collar” range of Valero L.P. common unit market prices (plus or minus five percent of $57.25), measured over a period prior to closing. Should Valero L.P.’s average per unit price during the measurement period be equal to or less than $54.39 per unit, the exchange ratio will be fixed at 1.1307 Valero L.P. common units for each KPP unit. Should Valero L.P.’s average per unit price during the measurement period be equal to or greater than $60.11 per unit, the exchange ratio will be fixed at 1.0231 Valero L.P. common units for each KPP unit.

On March 11, 2005, Valero L.P. unitholders holding a majority of Valero L.P.’s outstanding units voted to approve the issuance of the Valero L.P. common units in the KPP Merger. Also on March 11, 2005, the KPP unitholders and the KSL shareholders (other than Valero L.P., KSL, KPP and their respective affiliates) holding a majority of the oustanding KPP units and the KSL shares voted to approve the Kaneb Mergers.

Both of the Kaneb Mergers are contingent upon the completion of the other and are subject to customary regulatory approvals, including those under the Hart-Scott-Rodino Antitrust Improvements Act, as well as other customary conditions. There can be no assurances as to whether, or on what date, Valero L.P., KSL and KPP will obtain the required regulatory approvals or satisfy the other conditions to the Kaneb Mergers, or that Valero L.P., KSL or KPP will complete the Kaneb Mergers on the contemplated schedule.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Financial Highlights

(in thousands)

	Years Ended December 31,
	2004	2003
Statement of Income Data:
Revenues	$220,792	$181,450

Costs and expenses:
Operating expenses	78,298	64,609
General and administrative expenses	11,321	7,537
Depreciation and amortization	33,149	26,267

Total costs and expenses	122,768	98,413

Operating income	98,024	83,037
Equity income from Skelly-Belvieu Pipeline Company	1,344	2,416
Interest and other expense, net	(20,950)	(15,860)

Net income	78,418	69,593
Less net income applicable to general partner	(5,927)	(3,959)

Net income applicable to the limited partners’ interest	$72,491	$65,634

	December 31,
	2004	2003
Balance Sheet Data:
Long-term debt, including current portion (1)	$385,161	$354,192
Partners’ equity (2)	438,311	438,163
Debt-to-capitalization ratio (1) / ((1) + (2))	46.8%	44.7%

Segment Operating Highlights

(in thousands, except barrel/day information)

	Years Ended December 31,
	2004	2003
Crude Oil Pipelines:
Throughput (barrels/day)	381,358	355,008
Revenues	$52,462	$50,741
Operating expenses	15,468	15,196
Depreciation and amortization	4,499	5,379

Segment operating income	$32,495	$30,166

Refined Product Pipelines:
Throughput (barrels/day)(a)	442,596	392,145
Revenues	$86,418	$72,276
Operating expenses	37,332	28,914
Depreciation and amortization	14,715	12,380

Segment operating income	$34,371	$30,982

Refined Product Terminals:
Throughput (barrels/day)(a)	256,576	225,426
Revenues	$39,984	$31,269
Operating expenses	18,365	15,447
Depreciation and amortization	6,471	3,508

Segment operating income	$15,148	$12,314

Crude Oil Storage Tanks:
Throughput (barrels/day)(a)	473,714	366,986
Revenues	$41,928	$27,164
Operating expenses	7,133	5,052
Depreciation and amortization	7,464	5,000

Segment operating income	$27,331	$17,112

Consolidated Information:
Revenues	$220,792	$181,450
Operating expenses	78,298	64,609
Depreciation and amortization	33,149	26,267

Segment operating income	109,345	90,574
General and administrative expenses	11,321	7,537

Consolidated operating income	$98,024	$83,037

(a)	During the years ended December 31, 2004 and 2003, Valero L.P. completed several acquisitions as discussed above. The throughput related to these newly acquired assets included in the table above is calculated based on throughput for the period from the date of acquisition through December 31 of the year of acquisition divided by the number of days in the applicable year.

Annual Highlights

Net income for the year ended December 31, 2004 increased $8.8 million or 13% compared to the year ended December 31, 2003. This increase was primarily attributable to the following:

•	The acquisitions of the South Texas Pipelines and Terminals and the crude oil storage tanks in March 2003, the Southlake pipeline in August 2003 and the Paulsboro terminal in September 2003. These assets were included in the results of operations for a full year in 2004 compared to a partial year in 2003;

•	The acquisition of the Royal Trading asphalt terminals in February 2004;

•	The commencement of operations in June 2004 of the Dos Laredos pipeline system, which ships propane to the Nuevo Laredo, Mexico propane terminal;

•	Valero Energy’s addition of a new crude unit at its Texas City refinery in the fourth quarter of 2003, which allowed that refinery to process more throughput, which benefited our storage tank business;

•	Increased tariff rates effective April 2004 and the implementation of a Corpus Christi North Beach storage facility lease agreement effective January 2004; and

•	Lower throughput volumes in 2003 due to economic-based production cuts at Valero Energy’s McKee refinery, a major turnaround at Valero Energy’s Ardmore refinery and planned and unplanned crude unit outages at the Texas City refinery.

Partially offsetting the above increases to net income were the following:

•	Crude unit outages at Valero Energy’s McKee refinery in the second and third quarters of 2004 and a turnaround at Valero Energy’s Benicia refinery in the fourth quarter of 2004;

•	Increased operating expense due to the following (excluding the impact of 2003 and 2004 acquisitions):

•	Higher incentive compensation expense,

•	Higher power costs as a result of higher natural gas prices, and

•	Increased internal overhead costs due to the amendment to the Services Agreement, under which overhead previously allocated to Valero Energy is now borne by Valero L.P.

•	Higher general and administrative expense primarily due to the amendment to the Services Agreement effective April 1, 2004, between Valero L.P. and Valero Energy for services rendered by Valero Energy corporate employees. In addition, general and administrative expenses in 2004 were higher due to increased external public company expenses, incentive compensation and headcount;

•	Less equity income from Skelly-Belvieu Pipeline Company due primarily to a 21% decline in throughput barrels in the Skellytown to Mont Belvieu refined product pipeline in addition to higher maintenance expenses associated with pipeline integrity inspection costs; and

•	Higher interest expense, which resulted from several factors, including (a) a full year of interest expense in 2004 related to the $250.0 million of 6.05% senior notes issued in March 2003; (b) borrowings of $43.0 million under the revolving credit facility in the first quarter of 2004 to fund the acquisition of the Royal Trading asphalt terminals and a portion of the construction costs related to the Dos Laredos pipelines and terminal; and (c) less interest income from interest rate swaps as interest rates increased in 2004.

On a per unit basis, net income per unit applicable to the limited partners’ interest increased 4% or $0.13 per limited partner unit for the year ended December 31, 2004 compared to the year ended December 31, 2003. This per unit increase was attributable to the above reasons, however, the increase in the per unit amount was partially offset by an increase in the number of common units outstanding as a result of the equity offerings completed in 2003.

Crude Oil Pipelines

Although Valero Energy’s McKee refinery had a crude unit down during a portion of the second and third quarter of 2004, throughput for the crude oil pipelines that supply the McKee refinery were slightly higher for 2004 compared to 2003. Throughputs were reduced in 2003 because Valero Energy initiated economic-based refinery production cuts at its McKee refinery in the first quarter of 2003, which contributed to lower throughputs for the crude oil pipelines that supply the McKee refinery.

Revenues for the crude oil pipelines increased $1.7 million or 3% for the year ended December 31, 2004 compared to the year ended December 31, 2003 due primarily to increased revenues related to the Ardmore crude oil pipelines. During the second quarter of 2003, Valero Energy’s Ardmore refinery experienced a major refinery turnaround for most of April, resulting in lower throughput and revenues in the Ringgold to Wasson to Ardmore crude oil pipelines for 2003 as compared to 2004.

Although operating expenses for the crude oil pipelines segment were comparable in the aggregate for the year ended December 31, 2004 and the year ended December 31, 2003, certain components of operating expenses increased while others decreased. Power costs were higher during 2004 due to higher electricity rates as a result of higher natural gas prices and an expansion of the Wichita Falls crude oil pipeline by adding a pump station in the fourth quarter of 2003. In addition, higher employee benefit costs in 2004 were related to higher incentive compensation. These operating expense increases were offset by the transfer of the Corpus Christi North Beach storage facility, including its operating expense, from the crude oil pipeline segment to the crude oil storage tank segment effective January 1, 2004.

Depreciation and amortization expense for the crude oil pipelines decreased due to the transfer of the Corpus Christi North Beach storage facility from the crude oil pipeline segment to the crude oil storage tank segment effective January 1, 2004.

Refined Product Pipelines

Revenues for the refined product pipelines segment increased $14.1 million or 20% for the year ended December 31, 2004 compared to the year ended December 31, 2003 due to a 13% increase in throughput resulting primarily from Valero L.P.’s acquisition of the South Texas Pipelines on March 18, 2003 and the Southlake refined product pipeline on August 1, 2003. Revenues for the South Texas Pipelines and Southlake refined product pipeline were $31.6 million for the year ended December 31, 2004 compared to revenue of $22.5 million from the dates of acquisition through December 31, 2003. In addition, the Dos Laredos pipeline system, which began shipping propane to the Nuevo Laredo, Mexico propane terminal on June 1, 2004, contributed revenues of $2.6 million in 2004.

Operating expenses for the refined product pipelines segment increased $8.4 million or 29% for the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily due to expenses associated with a full year of operations of the South Texas Pipelines acquired on March 18, 2003 and the Southlake refined product pipeline acquired on August 1, 2003, in addition to higher power costs and increased employee benefit costs related to higher incentive compensation.

Depreciation and amortization expense for the refined product pipelines segment increased $2.3 million or 19% for the year ended December 31, 2004 compared to the year ended December 31, 2003 due to the acquisition of the South Texas Pipelines on March 18, 2003 and the Southlake refined product pipeline effective August 1, 2003 as well as the commencement of operations of the Dos Laredos pipeline system on June 1, 2004.

Refined Product Terminals

Revenues for the refined product terminals segment increased $8.7 million or 28% for the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily due to a full year of operations of the South Texas Terminals acquired on March 18, 2003 and the Paulsboro refined product terminal acquired on September 3, 2003 and due to the acquisition of the Royal Trading asphalt terminals on February 20, 2004. Revenues for the above-mentioned acquired terminals were $15.5 million for the year ended December 31, 2004 compared to revenues of $6.5 million from dates of acquisition through December 31, 2003.

Operating expenses for the refined product terminals segment increased $2.9 million or 19% for the year ended December 31, 2004 compared to the year ended December 31, 2003 due primarily to expenses associated with the 2003 and 2004 acquisitions. Operating expenses for the above-mentioned acquired terminals were $6.1 million for the year ended December 31, 2004 compared to $2.9 from the dates of acquisition through December 31, 2003.

Depreciation and amortization expense for the refined product terminals segment increased $3.0 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 due to the acquisitions completed in 2003 and 2004 as well as the June 1, 2004 startup of the Nuevo Laredo terminal, which is connected to the Dos Laredos pipeline system.

Crude Oil Storage Tanks

Revenues for the crude oil storage tanks segment increased $14.8 million or 54% for the year ended December 31, 2004 compared to the year ended December 31, 2003 due to a 29% increase in throughput attributable to the following:

•	Valero L.P.’s ownership of the crude oil storage tanks for only 288 days of the year ended December 31 2003, compared to 366 days in the year ended December 31, 2004; and

•	Valero Energy’s addition of a new crude unit at its Texas City refinery in the fourth quarter of 2003, which allowed that refinery to process more throughput in 2004. In addition, there were several planned and unplanned crude unit outages at the Texas City refinery in 2003 which lowered the amount of throughput processed in 2003.

Partially offsetting the above increases in 2004 was a plant-wide turnaround at Valero Energy’s Benicia refinery in the fourth quarter of 2004, which lowered throughput in 2004.

In addition, effective January 1, 2004, Valero L.P. transferred the operations of its Corpus Christi North Beach storage facility to the crude oil storage tanks segment from the crude oil pipelines segment. Prior to the transfer, Valero L.P. had included the use of this storage facility as a part of the crude oil pipeline tariff for the Corpus Christi to Three Rivers crude oil pipeline. Valero L.P. and Valero Energy entered into a one-year shell barrel capacity lease agreement, which is renewable for one-year terms, for the l.6 million barrels of capacity at the facility and raised the dockage and wharfage fees. Revenues for the year ended December 31, 2004 for the Corpus Christi North Beach storage facility totaled $7.7 million, which included $5.7 million of rental income and $2.0 million of dockage and wharfage fees.

Operating expenses and depreciation and amortization expense for the crude oil storage tanks segment increased by $2.1 million and $2.5 million, respectively, due to Valero L.P.’s ownership of the crude oil storage tanks for the full year of 2004 and the transfer of the Corpus Christi North Beach storage facility for the year ended December 31, 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Financial Highlights

(in thousands)

	Years Ended December 31,
	2003	2002
Statement of Income Data:
Revenues	$181,450	$118,458

Costs and expenses:
Operating expenses	64,609	37,838
General and administrative expenses	7,537	6,950
Depreciation and amortization	26,267	16,440

Total costs and expenses	98,413	61,228

Operating income	83,037	57,230
Equity income from Skelly-Belvieu Pipeline Company	2,416	3,188
Interest expense, net	(15,860)	(4,880)

Income before income tax expense	69,593	55,538
Income tax expense	—	(395)

Net income	69,593	55,143
Less net income applicable to general partner	(3,959)	(2,187)
Less net income related to the Wichita Falls Business for the month ended January 31, 2002	—	(650)

Net income applicable to the limited partners’ interest	$65,634	$52,306

	December 31,
	2003	2002
Balance Sheet Data:
Long-term debt, including current portion (1)	$354,192	$109,658
Partners’ equity (2)	438,163	293,895
Debt-to-capitalization ratio (1) / ((1) + (2))	44.7%	27.2%

Segment Operating Highlights

(in thousands, except barrel/day information)

	Years Ended December 31,
	2003	2002
Crude Oil Pipelines:
Throughput (barrels/day)	355,008	348,023
Revenues	$50,741	$47,925
Operating expenses	15,196	13,541
Depreciation and amortization	5,379	5,618

Segment operating income	$30,166	$28,766

Refined Product Pipelines:
Throughput (barrels/day)(a)	392,145	295,456
Revenues	$72,276	$52,302
Operating expenses	28,914	16,202
Depreciation and amortization	12,380	8,051

Segment operating income	$30,982	$28,049

Refined Product Terminals:
Throughput (barrels/day)(a)	225,426	175,559
Revenues	$31,269	$18,231
Operating expenses	15,447	8,095
Depreciation and amortization	3,508	2,771

Segment operating income	$12,314	$7,365

Crude Oil Storage Tanks:
Throughput (barrels/day)(a)	366,986	—
Revenues	$27,164	$—
Operating expenses	5,052	—
Depreciation and amortization	5,000	—

Segment operating income	$17,112	$—

Consolidated Information:
Revenues	$181,450	$118,458
Operating expenses	64,609	37,838
Depreciation and amortization	26,267	16,440

Segment operating income	90,574	64,180
General and administrative expenses	7,537	6,950

Consolidated operating income	$83,037	$57,230

(a)	During the years ended December 31, 2003 and 2002, Valero L.P. completed several acquisitions as discussed above. The throughput related to these newly acquired assets included in the table above is calculated based on throughput for the period from the date of acquisition through December 31, divided by 365 days.

Annual Highlights

Net income for the year ended December 31, 2003 was $69.6 million compared to $55.1 million for the year ended December 31, 2002, an increase of 26%. This increase was primarily attributable to the additional operating income generated from the various acquisitions completed during 2003.

Partially offsetting the increase in net income were the following:

•	Higher general and administrative expenses due primarily to an increase in external public company expenses and higher compensation expense;

•	Less equity income from Skelly-Belvieu Pipeline Company due to an 11% decrease in throughput barrels in the Skellytown to Mont Belvieu refined product pipeline and higher integrity maintenance expenses incurred in 2003; and

•	Higher interest expense due to interest expense related to the $250.0 million of 6.05% senior notes issued in March 2003. Partially offsetting the higher interest expense in 2003 is the effect of interest rate swaps entered into during the first four months of 2003.

On a per unit basis, net income per unit applicable to the limited partners’ interest increased 11% or $0.30 per unit for the year ended December 31, 2003 compared to the year ended December 31, 2002. This per unit increase was also attributable to the acquisitions completed during the year ended December 31, 2003, partially offset by an increase in the number of common units outstanding as a result of the equity offerings completed in 2003 to fund a portion of the acquisition costs.

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

Depreciation and amortization expense for the crude oil pipelines for the year ended December 31, 2003 remained level with the amount recognized for the year ended December 31, 2002 due to no significant changes in the underlying property and equipment balances.

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

Liquidity and Capital Resources

Valero L.P.’s primary cash requirements are for reliability and expansion capital expenditures, acquisitions, distributions to partners, debt service and normal operating expenses. Valero L.P. expects to fund its short-term needs for such items as reliability capital expenditures and quarterly distributions to the partners from operating cash flows. Long-term capital requirements are expected to be funded from a variety of sources including cash flows from operating activities, borrowings under the $175.0 million revolving credit facility, the 2005 Revolving Credit Agreement (upon closing of the Kaneb Mergers) the issuance of additional common units or debt securities and other capital market transactions.

Revolving Credit Facility

On March 6, 2003, Valero Logistics amended its December 2000 revolving credit facility, increasing its credit limit to $175.0 million. The revolving credit facility expires on January 15, 2006. At Valero Logistics’ option, borrowings under the revolving credit facility bear interest based on either an alternative base rate or LIBOR, which was 3.4% as of December 31, 2004. Borrowings to fund distributions to unitholders are limited to $40.0 million. All borrowings designated as borrowings subject to the $40.0 million sublimit must be reduced to zero for a period of at least 15 consecutive days during each fiscal year. The revolving credit facility also allows Valero Logistics to issue letters of credit for an aggregate of $75.0 million. The borrowings under the revolving credit facility are unsecured and rank equally with all of Valero Logistics’ outstanding unsecured and unsubordinated debt. The revolving credit facility is irrevocably and unconditionally guaranteed by Valero L.P. Valero L.P.’s guarantee ranks equally with all of its existing and future unsecured senior obligations.

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

On March 18, 2003, Valero Logistics borrowed $25.0 million under the revolving credit facility to partially fund the purchase of the South Texas Pipelines and Terminals from Valero Energy. Valero Logistics repaid the borrowings during the second quarter of 2003, primarily from proceeds from the common unit offerings completed by Valero L.P.

As of December 31, 2004, Valero Logistics had $147.0 million of available borrowing capacity under its $175.0 million revolving credit facility. During 2004, Valero Logistics borrowed $28.0 million under the revolving credit facility to fund the purchase of the Royal Trading asphalt terminals and borrowed an additional $15.0 million to partially fund construction of the Nuevo Laredo, Mexico propane terminal and related pipelines. Valero Logistics repaid $15.0 million of the borrowings under the revolving credit facility in the third and fourth quarters of 2004.

On December 20, 2004, Valero Logistics and Valero L.P. entered into a 5-Year Revolving Credit Agreement (the 2005 Revolving Credit Agreement) with certain lenders with an initial aggregate commitment of $400 million, subject to completion of the Kaneb Mergers. Valero Logistics’ obligations under the 2005 Revolving Credit Agreement are unsecured and will be guaranteed by Valero L.P. and certain subsidiaries of Valero L.P. Generally, the lenders will not be obligated to make any loans under the 2005 Revolving Credit Agreement until the Kaneb Mergers are completed. Upon closing of the 2005 Revolving Credit Agreement, the amounts outstanding under the $175.0 million revolving credit facility will be paid in full, and that facility will be terminated.

Senior Notes

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

The senior notes also include change-in-control provisions, which require (1) that Valero Energy or an investment grade entity own, directly or indirectly, 51% of the general partner interests of Valero L.P. and (2) that Valero L.P. or an investment grade entity own, directly or indirectly, all of the general partner and limited partner interests in Valero Logistics. Otherwise, Valero Logistics must offer to purchase the senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase.

Other Long-term Debt

During 2004, Valero Logistics repaid $0.5 million on the note payable to the Port of Corpus Christi Authority of Nueces County, Texas. The note payable is due in annual installments of $1.2 million through December 31, 2015 and is collateralized by the Corpus Christi North Beach crude oil storage facility.

Interest Rate Swaps

During 2003, Valero Logistics entered into interest rate swap agreements to manage its exposure to changes in interest rates. The interest rate swap agreements have an aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, Valero Logistics will receive a fixed rate (6.875% and 6.05%, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement. Valero Logistics accounts for the interest rate swaps as fair value hedges, with changes in the fair value of each swap and the related debt instrument recorded as an adjustment to interest expense in the consolidated statements of income.

Common Unit Offerings

On March 18, 2003, Valero L.P. sold 5,750,000 common units in a public offering for net proceeds of $204.6 million, including a $4.3 million general partner contribution from Riverwalk Logistics to maintain its 2% general partner interest. Valero L.P. used the net proceeds primarily to fund the acquisition of the Crude Oil Storage Tanks. On April 16, 2003, Valero L.P. sold 581,000 common units for net proceeds of $20.9 million, including a $0.5 million general partner contribution, upon the exercise of a portion of the underwriters’ over-allotment option. Valero L.P. used the net proceeds to pay down the then outstanding balance due under the revolving credit facility.

On August 11, 2003, Valero L.P. sold 1,236,250 common units in a public offering, which included 161,250 common units related to an over-allotment option, for net proceeds of $49.3 million, including a $1.0 million general partner contribution. Valero L.P. used the net proceeds primarily to fund the acquisitions of the Southlake refined product pipeline and the Paulsboro refined product terminal.

Shelf Registration Statement

On October 2, 2003, the SEC declared effective a shelf registration statement on Form S-3 filed by Valero L.P. and Valero Logistics to register $750.0 million of securities for potential future issuance. Valero L.P. may, in one or more offerings, offer and sell common units representing limited partner interests in Valero L.P. Valero Logistics may, in one or more offerings, offer and sell debt securities, which will be fully and unconditionally guaranteed by Valero L.P. The full balance of the $750.0 million universal shelf registration statement is available as of December 31, 2004.

Distributions

Valero L.P.’s partnership agreement, as amended, determines the amount and priority of cash distributions that Valero L.P.’s common unitholders, subordinated unitholders and general partner may receive. During the subordination period, if there is sufficient available cash, the holders of Valero L.P.’s common units are entitled to receive each quarter a minimum distribution of $0.60 per unit ($2.40 annualized) prior to any distribution of available cash to holders of Valero L.P.’s subordinated units. In addition, the general partner is entitled to incentive distributions, as defined below, if the amount Valero L.P. distributes with respect to any quarter exceeds $0.60 per unit. Effective March 11, 2004, the partnership agreement was amended to lower the general partner’s incentive distribution rights with respect to distributions of available cash from 48% to 23% of the amount of any quarterly distribution that exceeds $0.90 per unit. The general partner will continue to receive a 2% distribution with respect to its general partner interest.

The following table reflects the allocation of the total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except per unit data)
General partner interest	$1,595	$1,404	$1,103
General partner incentive distribution	4,449	2,620	1,103

Total general partner distribution	6,044	4,024	2,206
Limited partners’ distribution	73,733	66,179	52,969

Total cash distributions	$79,777	$70,203	$55,175

Cash distributions per unit applicable to limited partners	$3.20	$2.95	$2.75

On February 14, 2005, Valero L.P. paid a quarterly cash distribution of $0.80 per unit for the fourth quarter of 2004.

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

During the year ended December 31, 2004, Valero L.P. incurred reliability capital expenditures of $9.7 million primarily related to pipeline replacements along the Corpus Christi to Pasadena and the Three Rivers to Corpus Christi refined product pipelines as well as system automation projects related to terminal and pipeline management software. Expansion capital expenditures for the year ended December 31, 2004 of $19.7 million were primarily related to the construction of the Nuevo Laredo, Mexico propane terminal and related pipelines, the expansion of the Corpus Christi to Edinburg refined product pipeline and the project to increase the capacity of the Wasson to Ardmore crude oil pipeline.

On February 20, 2004, Valero L.P. acquired two asphalt terminals, one in Catoosa, Oklahoma near Tulsa and one in Rosario, New Mexico near Santa Fe, from Royal Trading Company (Royal Trading) for $28.1 million, which was funded with borrowings under Valero Logistics’ $175.0 million revolving credit facility. These terminals have an aggregate storage capacity of 500,000 barrels in 32 tanks and six loading stations.

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

For 2005, Valero L.P. expects to incur approximately $67.4 million of capital expenditures, including $18.9 million for reliability capital projects and $48.5 million for expansion capital projects. Valero L.P. continuously evaluates its capital budget and makes changes as economic conditions warrant.

Long-Term Contractual Obligations

The following table presents long-term contractual obligations and commitments of Valero L.P. and the related payments due, in total and by period, as of December 31, 2004.

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
	(in thousands)
Long-term debt (stated maturities)	$990	$29,837	$1,483	$352,851	$385,161
Operating leases	1,596	4,259	2,206	16,117	24,178
Rights of way payments	31	91	59	343	524
Catoosa, OK asphalt terminal purchase obligation	26	77	51	76	230

The operating lease amounts in the above table include minimum rentals due under the various land leases for the refined product terminals and the crude oil storage tanks.

A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum or variable price provisions, and (iii) the approximate timing of the transaction. Valero L.P.’s only purchase obligation relates to a minimum quantity guarantee for the wharfage and tollage payments at the Catoosa, OK asphalt terminal.

Valero L.P. does not have any long-term contractual obligations related to its investment in the Skelly-Belvieu Pipeline Company, other than the requirement to operate the pipeline on behalf of the members and to fund Valero L.P.’s 50% share of capital expenditures as they arise. Skelly-Belvieu Pipeline Company does not have any outstanding debt as of December 31, 2004.

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

Services Agreement

Valero L.P. does not have any employees. Under the Services Agreement, the costs related to employees of Valero Energy who perform services directly on Valero L.P.’s behalf (direct services), including salary, wages and employee benefits are charged by Valero Energy to Valero, L.P. In addition, Valero L.P. receives certain administrative services such as legal, accounting, treasury, engineering, information technology and other corporate functions from Valero Energy. Under the provisions of the Services Agreement Valero L.P. paid Valero Energy an annual fee of $5.2 million related to these administrative services. Due to the significant growth of Valero L.P. and the increased need for personnel to work directly on behalf of Valero L.P. who were previously performing administrative services, the terms of the Services Agreement were amended effective April 1, 2004.

Under the terms of the amended Services Agreement, Valero L.P. continues to reimburse Valero Energy for the direct costs of employees working on behalf of Valero L.P. The number of employees who perform services directly on behalf of Valero L.P. was increased, thereby increasing the direct service charge, while the administrative services fee was reduced to an initial $1.2 million per year from $5.2 million per year. Each year over the next four years, the administrative services fee will be increased by $1.2 million and further increased by Valero Energy’s average percentage increase in salaries. The administrative services fee may also be adjusted to account for changes in service levels due to Valero L.P.’s acquisition, sale or construction of assets. The Conflicts Committee of the Board of Directors of Valero GP, LLC approved the amendment to the Services Agreement in March 2004. These fees are in addition to general and administrative costs incurred from third parties for services Valero Energy does not provide under the Services Agreement.

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

In the event Valero Energy does not transport in Valero L.P.’s pipelines or use Valero L.P.’s terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, Valero Energy will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted-average pipeline tariff or terminal fee. During the year ended December 31, 2004, Valero Energy exceeded its obligations under the Pipelines and Terminals Usage Agreement. Additionally, Valero Energy has agreed not to challenge, or cause others to challenge Valero L.P.’s interstate or intrastate tariffs for the transportation of crude oil and refined products until at least April 2008.

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

South Texas Pipelines and Terminals Agreements

In connection with the South Texas Pipelines and Terminals contribution, Valero L.P. and Valero Energy entered into the following agreements related to the operations of the pipelines and terminals:

•	A terminalling agreement pursuant to which Valero Energy agreed, during the initial period of five years, to pay a terminalling fee for each barrel of refined product stored or handled by or on behalf of Valero Energy at the terminals, including an additive fee for gasoline additive blended at the terminals. At the Houston Hobby Airport terminal, Valero Energy agreed to pay a filtering fee for each barrel of jet fuel stored or handled at the terminal.

•	A throughput commitment agreement pursuant to which Valero Energy agreed, for an initial period of seven years:

•	to transport in the Houston and Valley pipeline systems an aggregate of 40% of the Corpus Christi refineries’ gasoline and distillate production but only if the combined throughput in these pipelines is less than 110,000 barrels per day;

•	to transport in the Pettus to San Antonio refined product pipeline 25% of the Three Rivers refinery gasoline and distillate production and in the Pettus to Corpus Christi refined product pipeline 90% of the Three Rivers refinery raffinate production;

•	to use the Houston asphalt terminal for an aggregate of 7% of the asphalt production of the Corpus Christi refineries;

•	to use the Edinburg refined product terminal for an aggregate of 7% of the gasoline and distillate production of the Corpus Christi refineries, but only if the throughput at this terminal is less than 20,000 barrels per day; and

•	to use the San Antonio east terminal for 75% of the throughput in the Pettus to San Antonio refined product pipeline.

In the event Valero Energy does not transport in Valero L.P.’s pipelines or use Valero L.P.’s terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, Valero Energy will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted-average pipeline tariff or terminal fee. In 2003, Valero Energy indicated to Valero L.P. that the segment of the Corpus Christi to Edinburg refined product pipeline that runs approximately 60 miles south from Corpus Christi to Seeligson Station required repair and replacement. Valero Energy agreed to indemnify Valero L.P. for any costs Valero L.P. incurs to repair and replace this segment in excess of $1.5 million, excluding costs to upgrade the size of the pipe, which is Valero L.P.’s responsibility. This repair and replacement project became operational in the fourth quarter of 2004.

Other Agreements

Other agreements between Valero L.P. and Valero Energy include:

•	A hydrogen tolling agreement, which provides that Valero Energy will pay Valero L.P. minimum annual revenues of $1.4 million for transporting crude hydrogen from BOC’s chemical facility in Clear Lake, Texas to Valero Energy’s Texas City refinery.

•	A terminal storage and throughput agreement related to the Pittsburg asphalt terminal, which provides that Valero Energy will pay Valero L.P. a monthly lease fee of $0.2 million, a minimum annual throughput fee of $0.4 million and will reimburse Valero L.P. for utility costs.

•	In conjunction with the Royal Trading acquisition in February 2004, Valero L.P. entered into a five-year terminal storage and throughput agreement with Valero Energy. The agreement provides a base throughput and blending fee schedule with volume incentive discounts once certain thresholds are met. In addition, Valero Energy has agreed to utilize the acquired terminals for a minimum of 18.5% of the McKee and Ardmore refineries’ asphalt production.

•	Valero L.P. and Valero Energy entered into a one-year shell barrel capacity lease agreement on January 1, 2004 for the 1.6 million barrels of capacity at the Corpus Christi North Beach storage facility, renewable annually. The use of this storage facility was previously included as part of the crude oil pipeline tariff for the Corpus Christi to Three Rivers crude oil pipeline.

Equity Ownership

As of December 31, 2004, UDS Logistics, LLC, an indirect wholly owned subsidiary of Valero Energy, owns 614,572 of Valero L.P.’s outstanding common units and all 9,599,322 of Valero L.P.’s outstanding subordinated units. In addition, Valero GP, LLC, also an indirect wholly owned subsidiary of Valero Energy, owns 49,547 of Valero L.P.’s outstanding common units. As a result, Valero Energy owns a 43.7% limited partner interest in Valero L.P. and the 2% general partner interest held by Riverwalk Logistics.

Environmental, Health and Safety

Valero L.P. is subject to extensive federal, state and local environmental and safety laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures, pipeline integrity and operator qualifications, among others. Because environmental and safety laws and regulations are becoming more complex and stringent and new environmental and safety laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental, health and safety matters is expected to increase.

Valero Energy has agreed to indemnify Valero L.P. for a period of approximately 10 years from the date of acquisition, for pre-acquisition environmental liabilities related to the assets transferred or otherwise acquired by Valero L.P. from Valero Energy or UDS. These indemnifications do not include liabilities that result from a change in environmental law subsequent to acquisition. As an operator or owner of the assets, Valero L.P. could be held liable for pre-acquisition environmental liabilities should Valero Energy be unable to fulfill its obligation. However, Valero L.P. believes that such a situation is remote given Valero Energy’s financial condition. As of December 31, 2004 and 2003, Valero L.P. had accrued $0.3 million and $0.1 million, respectively, for environmental matters, which is expected to be spent over the next two years.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to select accounting policies and to make estimates and assumptions related thereto that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following summary provides further information about Valero L.P.’s critical accounting policies and should be read in conjunction with Note 2 of the Consolidated Financial Statements, which summarizes Valero L.P.’s significant accounting policies.

Revenue Recognition

Revenues are derived from interstate and intrastate pipeline transportation of crude oil and refined products, the storage and throughput of crude oil and the terminalling and blending of refined products. Transportation revenues are based on pipeline tariffs that are subject to extensive federal and/or state regulation. Terminalling and blending revenues are based on fees which Valero L.P. believes are market based. Reductions to the current pipeline tariffs or terminalling and blending fees charged could have a material adverse effect on Valero L.P.’s results of operations. For the year ended December 31, 2004, 99% of Valero L.P.’s revenues were derived from Valero Energy and Valero Energy has agreed not to challenge certain of Valero L.P.’s pipeline tariffs or terminalling fees until at least April 2008. See Note 11 of the Consolidated Financial Statements for a discussion of Valero L.P.’s relationship with Valero Energy.

Depreciation

Depreciation expense is calculated using the straight-line method over the estimated useful lives of Valero L.P.’s property and equipment. Because of the expected long useful lives of the property and equipment, Valero L.P. depreciates its property and equipment over periods ranging from 3 years to 40 years. Changes in the estimated useful lives of the property and equipment could have a material adverse effect on Valero L.P.’s results of operations.

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

Asset Retirement Obligation

Effective January 1, 2003, Valero L.P. adopted Statement No. 143, “Accounting for Asset Retirement Obligations,” which established accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. An entity is required to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability should be recognized when a reasonable estimate of fair value can be made.

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

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which Valero L.P. is exposed is interest rate risk on its debt. Valero L.P. manages its debt considering various financing alternatives available in the market and manages its exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, Valero L.P. utilizes interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt.

Borrowings under the revolving credit facility expose Valero Logistics to increases in the benchmark interest rate underlying its variable rate revolving credit facility.

The following table provides information about Valero L.P.’s long-term debt and interest rate derivative instruments, all of which are sensitive to changes in interest rates. For long-term debt, principal cash flows and related weighted-average interest rates by expected maturity dates are presented. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Weighted-average variable rates are based on implied forward interest rates in the yield curve at the reporting date.

	December 31, 2004
	Expected Maturity Dates						Total	Fair Value
	2005	2006	2007	2008	2009	There- after
	(in thousands, except interest rates)
Long-term Debt:
Fixed rate	$990	$566	$611	$660	$713	$355,652	$359,192	$389,933
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	6.3%	6.3%
Variable rate	$—	$28,000	$—	$—	$—	$—	$28,000	$28,000
Average interest rate	—	3.4%	—	—	—	—	3.4%
Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(1,217)
Average pay rate	5.1%	5.7%	6.0%	6.2%	6.6%	7.0%	6.4%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%

	December 31, 2003
	Expected Maturity Dates						Total	Fair Value
	2004	2005	2006	2007	2008	There- after
	(in thousands, except interest rates)
Long-term Debt:
Fixed rate	$935	$524	$566	$611	$660	$356,364	$359,660	$377,217
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	6.3%	6.3%
Variable rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—
Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(4,553)
Average pay rate	3.5%	5.0%	6.0%	6.8%	7.1%	7.7%	6.7%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.5%	6.4%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Valero L.P.’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) for Valero L.P. Valero L.P.’s management evaluated the effectiveness of Valero L.P.’s internal control over financial reporting as of December 31, 2004. In its evaluation, Valero L.P.’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Management believes that as of December 31, 2004, Valero L.P.’s internal control over financial reporting was effective based on those criteria. Valero L.P.’s independent registered public accounting firm has issued an attestation report on management’s assessment of Valero L.P.’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Valero GP, LLC

and Unitholders of Valero L.P.:

We have audited the accompanying consolidated balance sheet of Valero L.P. and subsidiaries (a Delaware limited partnership) (the Partnership) as of December 31, 2004, and the related consolidated statements of income, cash flows and partners’ equity for the year then ended. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valero L.P. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the PCAOB, the effectiveness of Valero L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Antonio, Texas

March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors of Valero GP, LLC

and Unitholders of Valero L.P.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting for the year ended December 31, 2004, that Valero L.P. and subsidiaries (the Partnership) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Valero L.P. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Valero L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the PCAOB, the consolidated balance sheet of Valero L.P. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, partners’ equity, and cash flows for the year then ended, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, Texas

March 11, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Valero GP, LLC and Unitholders of Valero L.P.

We have audited the accompanying consolidated balance sheets of Valero L.P. and subsidiaries (a Delaware limited partnership, “the Partnership”) as of December 31, 2003, and the related consolidated statements of income, cash flows and partners’ equity for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valero L.P. and subsidiaries as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Antonio, Texas

March 11, 2004

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$16,147	$15,745
Receivable from Valero Energy	19,195	15,781
Accounts receivable	3,395	5,333
Other current assets	1,242	1,275

Total current assets	39,979	38,134

Property and equipment	981,360	928,886
Less accumulated depreciation and amortization	(196,361)	(163,884)

Property and equipment, net	784,999	765,002
Goodwill	4,715	4,715
Investment in Skelly-Belvieu Pipeline Company	15,674	15,703
Other noncurrent assets, net of accumulated amortization of $2,064 and $1,040 as of 2004 and 2003, respectively	12,140	4,003

Total assets	$857,507	$827,557

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$990	$935
Payable to Valero Energy	4,166	9,849
Accounts payable and other accrued liabilities	16,055	8,499
Accrued interest payable	7,693	7,646
Taxes other than income taxes	4,705	4,441

Total current liabilities	33,609	31,370

Long-term debt, less current portion	384,171	353,257
Other long-term liabilities	1,416	4,767
Commitments and contingencies (see note 9)
Partners’ equity:
Common units (13,442,072 outstanding as of 2004 and 2003)	310,507	310,589
Subordinated units (9,599,322 outstanding as of 2004 and 2003)	117,968	118,005
General partner’s equity	9,836	9,569

Total partners’ equity	438,311	438,163

Total liabilities and partners’ equity	$857,507	$827,557

See accompanying notes to consolidated financial statements.

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except unit and per unit data)

	Years Ended December 31,
	2004	2003	2002
Revenues	$220,792	$181,450	$118,458

Costs and expenses:
Operating expenses	78,298	64,609	37,838
General and administrative expenses	11,321	7,537	6,950
Depreciation and amortization	33,149	26,267	16,440

Total costs and expenses	122,768	98,413	61,228

Operating income	98,024	83,037	57,230
Equity income from Skelly-Belvieu Pipeline Company	1,344	2,416	3,188
Interest and other expense, net	(20,950)	(15,860)	(4,880)

Income before income tax expense	78,418	69,593	55,538
Income tax expense	—	—	(395)

Net income	$78,418	$69,593	$55,143

Allocation of net income:
Net income	$78,418	$69,593	$55,143
Less net income applicable to the Wichita Falls Business for the month ended January 31, 2002	—	—	(650)

Net income applicable to the general and limited partners’ interest	78,418	69,593	54,493
General partner’s interest in net income	(5,927)	(3,959)	(2,187)

Limited partners’ interest in net income	$72,491	$65,634	$52,306

Basic and diluted net income per unit applicable to limited partners	$3.15	$3.02	$2.72

Weighted average number of basic and diluted units outstanding	23,041,394	21,706,164	19,250,867

See accompanying notes to consolidated financial statements.

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$78,418	$69,593	$55,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,149	26,267	16,440
Equity income from Skelly-Belvieu Pipeline Company	(1,344)	(2,416)	(3,188)
Distributions of equity income from Skelly-Belvieu Pipeline Company	1,344	2,416	3,493
Changes in operating assets and liabilities:
Increase in receivable from Valero Energy	(3,414)	(7,299)	(2,666)
Decrease (increase) in accounts receivable	1,938	(3,831)	1,353
Increase in other current assets	(260)	(1,098)	(177)
Increase (decrease) in payable to Valero Energy	(5,683)	9,849	—
Increase in accrued interest payable	47	4,441	3,188
Increase in accounts payable and other accrued liabilities	4,457	3,571	770
Increase in taxes other than income taxes	264	644	2,369
Other, net	705	3,451	931

Net cash provided by operating activities	109,621	105,588	77,656

Cash Flows from Investing Activities:
Reliability capital expenditures	(9,701)	(10,353)	(3,943)
Expansion capital expenditures	(19,702)	(21,208)	(1,761)
Acquisitions	(28,085)	(411,176)	(75,000)
Transaction costs related to the proposed acquisition of Kaneb Services, LLC and Kaneb Pipeline Partners, L.P.	(1,098)	—	—
Proceeds from dispositions of property and equipment and other assets	46	—	—
Distributions in excess of equity income from Skelly-Belvieu Pipeline Company	29	387	97

Net cash used in investing activities	(58,511)	(442,350)	(80,607)

Cash Flows from Financing Activities:
Proceeds from 6.05% senior note offering, net of discount and issuance costs	—	247,297	—
Proceeds from 6.875% senior note offering, net of discount and issuance costs	—	—	98,207
Proceeds from other long-term debt borrowings	43,000	25,000	75,000
Repayment of long-term debt	(15,468)	(25,298)	(91,164)
Distributions to unitholders and general partner	(78,240)	(65,916)	(52,843)
Redemption of common units held by UDS Logistics, LLC	—	(134,065)	—
General partner contributions, net of redemption	—	2,930	—
Proceeds from sale of common units to the public, net of issuance costs	—	269,026	—
Other	—	—	(512)

Net cash provided by (used in) financing activities	(50,708)	318,974	28,688

Net increase (decrease) in cash and cash equivalents	402	(17,788)	25,737
Cash and cash equivalents as of the beginning of year	15,745	33,533	7,796

Cash and cash equivalents as of the end of year	$16,147	$15,745	$33,533

Supplemental cash flow information:
Cash paid for interest	$24,120	$15,701	$1,988
Non-cash adjustment related to the transfer of the Wichita Falls Business to Valero L.P. by Valero Energy:
Property and equipment	$—	$—	$64,160
Accrued liabilities and taxes other than income taxes	—	—	(382)
Deferred income tax liabilities	—	—	(13,147)
Net parent investment	—	—	(50,631)

See accompanying notes to consolidated financial statements.

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	Limited Partners		General Partner	Net Parent Investment	Total Partners’ Equity
	Common	Subordinated
Balance as of January 1, 2002	$169,305	$116,399	$5,831	$50,631	$342,166
Net income	26,225	26,081	2,187	650	55,143
Cash distributions to partners	(25,585)	(25,438)	(1,820)	—	(52,843)
Adjustment resulting from the acquisition of the Wichita Falls Business on February 1, 2002	—	—	—	(51,281)	(51,281)
Other	710	—	—	—	710

Balance as of December 31, 2002	170,655	117,042	6,198	—	293,895
Net income	36,832	28,802	3,959	—	69,593
Cash distributions to partners	(34,559)	(27,839)	(3,518)	—	(65,916)
Sales of 7,567,250 common units to the public in March, April and August 2003 and related general partner interest contributions	269,026	—	5,787	—	274,813
Redemption of 3,809,750 common units held by UDS Logistics, LLC and related general partner interest redemption	(134,065)	—	(2,857)	—	(136,922)
Other	2,700	—	—	—	2,700

Balance as of December 31, 2003	310,589	118,005	9,569	—	438,163
Net income	42,290	30,201	5,927	—	78,418
Cash distributions to partners	(42,342)	(30,238)	(5,660)	—	(78,240)
Other	(30)	—	—	—	(30)

Balance as of December 31, 2004	$310,507	$117,968	$9,836	$—	$438,311

See accompanying notes to consolidated financial statements.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004, 2003 and 2002

NOTE 1: Organization, Operations and Significant Organizational Transactions

Organization

Valero L.P., a Delaware limited partnership, through its wholly owned subsidiary, Valero Logistics Operations, L.P. (Valero Logistics), owns and operates crude oil and refined product pipeline and terminalling assets that serve Valero Energy Corporation’s (Valero Energy) McKee, Three Rivers, Corpus Christi East and Corpus Christi West refineries located in Texas, the Paulsboro refinery located in New Jersey, the Denver refinery in Colorado and the Ardmore refinery located in Oklahoma. Valero Logistics also owns and operates crude oil storage tanks that serve Valero Energy’s Corpus Christi West and Texas City refineries located in Texas and the Benicia refinery located in California. The pipeline, terminalling and storage tank assets provide for the transportation of crude oil and other feedstocks to the refineries and the transportation of refined products from the refineries to terminals or third-party pipelines for further distribution. Revenues of Valero L.P. and its subsidiaries are earned primarily from providing these services to Valero Energy (see Note 11: Related Party Transactions).

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

Valero Energy, an independent refining and marketing company, owns and operates 15 refineries with a combined total throughput capacity as of December 31, 2004 of approximately 2.5 million barrels per day. Valero Energy’s refining operations rely on various logistics assets (pipelines, terminals, marine dock facilities, bulk storage facilities, refinery delivery racks and rail car loading equipment) that support its refining and retail operations, including the logistics assets owned and operated by Valero L.P. Valero Energy markets the refined products produced at its McKee, Three Rivers, Corpus Christi East, Corpus Christi West, Texas City, Benicia, Paulsboro, Denver and Ardmore refineries primarily in Texas, Oklahoma, Colorado, New Mexico, Arizona, California, New Jersey and several other mid-continent states through a network of company-operated and dealer-operated convenience stores, as well as through other wholesale and spot market sales and exchange agreements.

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

Valero L.P. has an ownership interest in 24 refined product pipelines with an aggregate length of 3,795 miles and a 25-mile crude hydrogen pipeline. Valero L.P. also has an ownership interest in 9 crude oil pipelines with an aggregate length of 783 miles and 4 crude oil storage facilities with a total storage capacity of 1.7 million barrels that are connected to the crude oil pipelines. Valero L.P. operates all but three of the pipelines.

Valero L.P. owns 22 refined product terminals with a total storage capacity of 4.5 million barrels in 204 tanks. Valero L.P. also owns an additional 4 crude oil storage tank operations with a total storage capacity of 12.5 million barrels in 60 tanks.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant Organizational Transactions

On February 1, 2002, Valero L.P. acquired the Wichita Falls Crude Oil Pipeline and Storage Business (the Wichita Falls Business) from Valero Energy for $64.0 million. Since Valero L.P. and the Wichita Falls Business came under the common control of Valero Energy commencing on December 31, 2001, the acquisition represented a reorganization of entities under common control. As a result, the statements of income and cash flows for the year ended December 31, 2002 reflect the operations of the Wichita Falls Business for the entire year.

On March 31, 2003, Valero Logistics and its general partner, Valero GP, Inc., formed Valero Internacional, S .de R.L. de C.V., a Mexican limited liability company, to own and operate a propane terminal in Nuevo Laredo, Mexico. The propane terminal became operational on June 1, 2004.

Proposed Transaction

On October 31, 2004, Valero L.P. and Kaneb Services LLC (KSL), a Delaware limited liability company (and parent company of the general partner of Kaneb Pipe Line Partners, L.P.), and certain of their respective affiliated parties entered into a definitive merger agreement (the KSL Agreement), pursuant to which a wholly owned subsidiary of Valero L.P. will merge with KSL, with the surviving entity being a wholly owned subsidiary of Valero L.P. (the KSL Merger) Under the terms of the KSL Agreement, upon completion of the KSL Merger each KSL common share will be converted into the right to receive $43.31 in cash.

Also on October 31, 2004, Valero L.P. and Kaneb Pipe Line Partners, L.P., a Delaware limited partnership (KPP) and certain of their respective affiliated parties entered into a separate definitive merger agreement (the KPP Agreement), pursuant to which a wholly owned subsidiary of Valero L.P. will merge with KPP, with the surviving entity being a wholly owned subsidiary of Valero L.P. (the KPP Merger, and together with the KSL Merger, the Kaneb Mergers) Under the terms of the KPP Agreement, upon completion of the KPP Merger each KPP unit will be converted into the right to receive a number of Valero L.P. common units based on an exchange ratio formula providing Valero L.P. common units worth $61.50 per KPP unit within a specified “collar” range of Valero L.P. common unit market prices (plus or minus five percent of $57.25), measured over a period prior to closing. Should Valero L.P.’s average per unit price during the measurement period be equal to or less than $54.39 per unit, the exchange ratio will be fixed at 1.1307 Valero L.P. common units for each KPP unit. Should Valero L.P.’s average per unit price during the measurement period be equal to or exceed $60.11 per unit, the exchange ratio will be fixed at 1.0231 Valero L.P. common units for each KPP unit.

The completion of each of the KPP Merger and the KSL Merger is subject to the approval of a majority of the unitholders of each of Valero L.P. and KPP, as well as a majority of the shareholders of KSL, respectively (see Note 16: Subsequent Events). Further, the Kaneb Mergers are both contingent upon each other and are subject to customary regulatory approvals including those under the Hart-Scott-Rodino Antitrust Improvements Act.

NOTE 2: Summary of Significant Accounting Policies

Consolidation: The accompanying consolidated financial statements represent the consolidated operations of Valero L.P. and its subsidiaries. All inter-partnership transactions have been eliminated in consolidation. In addition, the operations of certain crude oil and refined product pipelines and refined product terminals in which Valero L.P. owns an undivided interest, are proportionately consolidated in the accompanying consolidated financial statements.

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

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and Equipment: Property and equipment is stated at cost. Additions to property and equipment, including reliability and expansion capital expenditures and capitalized interest, are recorded at cost. Reliability capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the existing operating capacity of existing assets and extend their useful lives. Expansion capital expenditures represent capital expenditures to expand the operating capacity of existing assets, whether through construction or acquisition. Repair and maintenance costs associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. When property and equipment is retired or otherwise disposed of, the difference between the carrying value and the net proceeds is recognized as gain or loss in the consolidated statement of income in the year retired.

Impairment of Long-Lived Assets: Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset. If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows.

Asset Retirement Obligations: Effective January 1, 2003, Valero L.P. adopted Statement No. 143, “Accounting for Asset Retirement Obligations,” which establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.

Valero L.P. has determined that it is obligated by contractual or regulatory requirements to remove assets or perform other remediation upon retirement of certain assets. However, the fair value of the asset retirement obligation cannot currently be reasonably estimated as of December 31, 2004, because the settlement dates are indeterminate. Valero L.P. will record an asset retirement obligation in the periods in which it can reasonably determine the settlement dates. Accordingly, neither Valero L.P.’s financial position as of December 31, 2004 nor its results of operations for the years ended December 31, 2004 and 2003 have been impacted.

Goodwill: Goodwill represents the excess of cost over the fair value of net assets acquired in 1997. Beginning January 1, 2002, goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the goodwill might be impaired. Valero L.P. uses October 1 of each year as its annual valuation date for the impairment test. Based on the results of the impairment tests performed as of October 1, 2004, 2003 and 2002, no impairment had occurred.

Investment in Skelly-Belvieu Pipeline Company, LLC: Formed in 1993, the Skelly-Belvieu Pipeline Company, LLC (Skelly-Belvieu Pipeline Company) owns a liquefied petroleum gas pipeline that begins in Skellytown, Texas and extends to Mont Belvieu, Texas near Houston. Skelly-Belvieu Pipeline Company is owned 50% by Valero L.P. and 50% by ConocoPhillips. Valero L.P. accounts for this investment under the equity method of accounting.

Deferred Financing Costs: Deferred financing costs are amortized over the life of the related debt obligation using the effective interest method and are included in other noncurrent assets in the consolidated balance sheets.

Environmental Remediation Costs: Environmental remediation costs are expensed and an associated accrual established when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Accrued liabilities are based on estimates of probable undiscounted future costs over a 20-year time period using currently available technology and applying current regulations, as well as Valero L.P.’s own internal environmental policies. The environmental liabilities have not been reduced by possible recoveries from third parties. Environmental costs include initial site surveys, costs for remediation and restoration and ongoing monitoring costs, as well as fines, damages and

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

other costs, when estimable. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods.

Revenue Recognition: Revenues are derived from interstate and intrastate pipeline transportation of refined products and crude oil, terminalling, blending and filtering of refined products and the movement of crude oil and other refinery feedstocks through crude oil storage tanks (see Note 11: Related Party Transactions).

Transportation revenues (based on pipeline tariffs) are recognized as refined product or crude oil is delivered through the pipelines. The costs of the four crude oil storage facilities associated with the crude oil pipelines are considered in establishing the tariffs charged for transporting crude oil from the storage facilities to the refineries.

Terminalling revenues (based on a terminalling fee) are recognized as refined products move through the terminal and as additives are blended with refined products. In addition to the throughput fee, Valero L.P. also charges a storage capacity fee at the Pittsburg asphalt terminal and a filtering fee for jet fuel terminalled at the Houston Hobby Airport terminal.

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

Partners’ Equity: Valero L.P.’s partners’ equity consists of common units, primarily held by public unitholders, subordinated units held by UDS Logistics, LLC, a wholly owned subsidiary of Valero Energy, and a 2% general partner interest held by Riverwalk Logistics, L.P. In addition, Valero GP, LLC, the general partner of Riverwalk Logistics, L.P. and an affiliate of Valero Energy, holds Valero L.P. common units to settle awards of restricted common units previously issued to employees, officers and directors of Valero GP, LLC. UDS Logistics, LLC also holds common units. The common units held by the public represent a 54.3% ownership interest in Valero L.P. as of December 31, 2004.

Net Parent Investment: The net parent investment as of January 1, 2002 as reflected on the Consolidated Statements of Partners’ Equity represents the historical cost to Valero Energy, net of deferred income tax liabilities and certain other accrued liabilities, related to the Wichita Falls Business. The Wichita Falls Business was consolidated with Valero L.P. as of December 31, 2001 as a result of a reorganization of entities under common control in connection with the acquisition of the Wichita Falls Business by Valero L.P. (see Note 1: Organization, Operations and Significant Organizational Transactions).

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Allocation: Valero L.P.’s net income for each quarterly reporting period is first allocated to the general partner in an amount equal to the general partner’s incentive distribution declared for the respective reporting period. The remaining net income is allocated among the limited and general partners in accordance with their respective 98% and 2% interests.

Net Income per Unit Applicable to Limited Partners: Valero L.P. has identified the general partner and the subordinated units as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common and subordinated units outstanding during the period. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding. Basic and diluted net income per unit applicable to limited partners is the same because Valero L.P. has no potentially dilutive securities outstanding. The general partner’s incentive distribution allocation for the years ended December 31, 2004, 2003 and 2002 was $4.4 million, $2.6 million and $1.1 million, respectively. The amount of net income per unit allocated to common units was equal to the amount allocated to the subordinated units for the years presented (see Note 13: Partners’ Equity, Allocations of Net Income and Cash Distributions).

Risk Management Activities: Beginning in 2003, Valero L.P. entered into interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its fixed-rate senior notes. Valero L.P. accounts for the interest rate swaps as fair value hedges and recognizes the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. Changes in the fair value of the interest rate swaps, along with the offsetting gain or loss on the debt that is being hedged, are recognized currently in the consolidated statement of income as an adjustment to interest expense.

Reclassifications: Certain previously reported amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

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

On April 16, 2003, Valero L.P. closed on the exercise of a portion of the underwriters’ over-allotment option, by selling 581,000 common units at $35.19 per unit. Net proceeds from this sale were $20.4 million and Riverwalk Logistics, L.P. contributed $0.5 million to maintain its 2% general partner interest. The common unit proceeds and general partner contribution were used to pay down the then outstanding balance on the revolving credit facility.

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

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Redemption of Common Units and Amendment to Partnership Agreement

On March 18, 2003, subsequent to the common unit offering and private placement of 6.05% senior notes discussed above, Valero L.P. redeemed from UDS Logistics, LLC 3,809,750 common units at a total cost of $134.1 million, or $35.19 per unit. In order to maintain a 2% general partner interest, Valero L.P. redeemed a portion of Riverwalk Logistics, L.P.’s general partner interest at a total cost of $2.9 million. In addition to the redemption transaction, Valero L.P. amended its partnership agreement to reduce the vote required to remove the general partner from 66 2/3% to 58% of its outstanding units and to exclude from participating in such a vote the common and subordinated units held by affiliates of the general partner.

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

Proceeds received:
March, April and August sales of common units to the public, including underwriters’ over-allotment options	$271,372
Private placement of 6.05% senior notes	249,298
Borrowings under the revolving credit facility	25,000
General partner contributions	5,787

Total proceeds	551,457

Use of proceeds:
South Texas Pipelines and Terminals	150,115
Crude Oil Storage Tanks	200,198
Southlake Refined Product Pipeline	29,911
Paulsboro Refined Product Terminal	14,055
Redemption of common units	134,065
Repayment of borrowings under the revolving credit facility	25,000
Redemption of general partner interest	2,857
Professional fees and other costs of equity issuance	2,346
Debt issuance costs	2,001

Total use of proceeds	560,548

Net cash on hand paid out	$(9,091)

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4: Acquisitions

Completed During 2004

Royal Trading Asphalt Terminals

On February 20, 2004, Valero L.P. acquired two asphalt terminals, one in Catoosa, Oklahoma near Tulsa and one in Rosario, New Mexico near Santa Fe, from Royal Trading Company (Royal Trading) for $28.1 million. These terminals have an aggregate storage capacity of 500,000 barrels in 32 tanks and six loading stations. The purchase price was allocated to the individual tangible and identifiable intangible assets acquired based on their fair values as determined by an independent appraisal.

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

The pro forma financial information for the years ended December 31, 2004 and 2003 that give effect to the acquisition of Royal Trading as of January 1, 2004 and 2003 has not been disclosed, as the effect is not significant.

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

South Texas Pipelines and Terminals

On March 18, 2003, Valero Energy contributed the South Texas pipeline system to Valero L.P. for $150.1 million, including transaction costs. The South Texas pipeline system was comprised of the Houston pipeline system, the Valley pipeline system and the San Antonio pipeline system (together referred to as the South Texas Pipelines and Terminals). In conjunction with the South Texas Pipelines and Terminals acquisition, Valero L.P. entered into several agreements with Valero Energy (see Note 11: Related Party Transactions).

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

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The unaudited pro forma financial information for the years ended December 31, 2003 and 2002, assumes that the South Texas Pipelines and Terminals acquisition occurred on January 1, 2003 and 2002, respectively.

	Years Ended December 31,
	2003	2002
	(in thousands, except per unit data)
Revenues	$187,294	$146,355
Operating income	85,028	63,072
Net income	69,930	53,500
Net income per unit applicable to limited partners	3.03	2.61

Crude Oil Storage Tanks

On March 18, 2003, Valero Energy contributed 58 crude oil storage tanks and related assets (the Crude Oil Storage Tanks) to Valero L.P. for $200.2 million, including transaction costs. The Crude Oil Storage Tanks consisted of certain tank shells, foundations, tank valves, tank gauges, pressure equipment, temperature equipment, corrosion protection, leak detection, tank lighting and related equipment located at Valero Energy’s Corpus Christi West refinery, Texas City refinery and Benicia refinery.

Historically, the Crude Oil Storage Tanks were operated as part of Valero Energy’s refining operations and, as a result, no separate fee was charged related to these assets and, accordingly, no revenues were recorded by Valero Energy. The Crude Oil Storage Tanks were not accounted for separately by Valero Energy and were not operated as an autonomous business unit. As a result, the purchase of the Crude Oil Storage Tanks represented an asset acquisition and, therefore, no pro forma impact of this transaction has been included above. In conjunction with the Crude Oil Storage Tanks acquisition, Valero L.P. entered into several agreements with Valero Energy (see Note 11: Related Party Transactions).

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

Purchase Price Allocations for 2003 Acquisitions

The purchase prices for the Telfer, South Texas Pipelines and Terminals, Crude Oil Storage Tanks, Shell, Southlake and Paulsboro acquisitions were allocated based on the fair values of the individual assets acquired at the date of acquisition.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following summarizes the purchase price allocation of the assets acquired in 2003:

	Property and equipment	Intangible assets	Total
	(in thousands)
Telfer (Pittsburg) Asphalt Terminal	$15,047	$250	$15,297
South Texas Pipelines and Terminals	149,575	540	150,115
Crude Oil Storage Tanks	200,198	—	200,198
Shell Pipeline Interest	1,600	—	1,600
Southlake Refined Product Pipeline	29,911	—	29,911
Paulsboro Refined Product Terminal	14,055	—	14,055

Total Purchase Price Allocations	$410,386	$790	$411,176

Completed During 2002

Wichita Falls Business

On February 1, 2002, Valero L.P. acquired the Wichita Falls Business from Valero Energy for a total cost of $64.0 million, which Valero L.P. had an option to purchase pursuant to the Omnibus Agreement between Valero L.P. and Valero Energy (see Note 11: Related Party Transactions). The purchase price was funded with borrowings under Valero Logistics’ revolving credit facility.

The Wichita Falls Business consisted of the following assets:

•	A 272-mile crude oil pipeline originating in Wichita Falls, Texas and ending at Valero Energy’s McKee refinery in Dumas, Texas. The Wichita Falls crude oil pipeline connects to third-party pipelines that originate along the Texas Gulf Coast; and

•	Four crude oil storage tanks located in Wichita Falls, Texas.

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

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The balance sheet of the Wichita Falls Business as of December 31, 2001, which was included in the consolidated balance sheet of Valero L.P. as of December 31, 2001, is summarized below, as well as, a reconciliation to the adjustment recorded when the acquisition was consummated on February 1, 2002.

Wichita Falls Business
(in thousands)
Balance Sheet as of December 31, 2001:
Property and equipment	$64,160
Accounts payable and accrued liabilities	(131)
Taxes other than income taxes	(251)
Deferred income tax liabilities	(13,147)

Net parent investment as of December 31, 2001	50,631
Net income for the month ended January 31, 2002	650

Adjustment resulting from the acquisition of the Wichita Falls Business on February 1, 2002	$51,281

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

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5: Property and Equipment

Property and equipment, at cost, consisted of the following:

	Estimated Useful Lives	December 31,
		2004	2003
	(years)	(in thousands)
Land	-	$8,526	$6,151
Land and leasehold improvements	20	3,942	341
Buildings	35	10,464	10,319
Pipeline and equipment	3 - 40	876,905	828,247
Rights of way	20 - 35	68,446	50,087
Construction in progress	-	13,077	33,741

Total		981,360	928,886
Less accumulated depreciation and amortization		(196,361)	(163,884)

Property and equipment, net		$784,999	$765,002

Capitalized interest costs included in property and equipment were $0.2 million, $0.1 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 6: Investment in Skelly-Belvieu Pipeline Company

The following presents summarized unaudited financial information related to Skelly-Belvieu Pipeline Company as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002:

	December 31,
	2004	2003
	(in thousands)
Balance Sheet Information:
Current assets	$2,928	$1,712
Property, plant and equipment, net	45,235	47,254

Total assets	$48,163	$48,966

Current liabilities	$378	$351
Members’ equity	47,785	48,615

Total liabilities and members’ equity	$48,163	$48,966

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Statement of Income Information:
Revenues	$9,355	$11,613	$12,849
Net income	1,916	4,062	5,605
Valero L.P.’s share of net income	1,344	2,416	3,188
Valero L.P.’s share of distributions	1,373	2,803	3,590

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The excess of Valero L.P.’s 50% share of members’ equity over the carrying value of its investment is attributable to the step-up in basis to fair value of property and equipment of the initial contribution to Skelly-Belvieu Pipeline Company. This excess, which totaled $8.2 million as of December 31, 2004 and $8.6 million as of December 31, 2003, is being accreted into income over the average life of the assets held by Skelly-Belvieu, or 33 years.

NOTE 7: Long-term Debt

Long-term debt consisted of the following:

	December 31,
	2004	2003
	(in thousands)
6.05% senior notes due 2013, net of unamortized discount of $577 in 2004 and $647 in 2003 and a fair value adjustment of $441 in 2004 and $2,759 in 2003	$248,982	$246,594
6.875% senior notes due 2012, net of unamortized discount of $237 in 2004 and $268 in 2003 and a fair value adjustment of $776 in 2004 and $1,794 in 2003	98,987	97,938
Port Authority of Corpus Christi note payable	9,192	9,660
Revolving credit facility (3.4% borrowing rate at December 31, 2004)	28,000	—

Total debt	385,161	354,192
Less current portion	(990)	(935)

Long-term debt, less current portion	$384,171	$353,257

The long-term debt repayments are due as follows (in thousands):

2005	$990
2006	28,566
2007	611
2008	660
2009	713
Thereafter	355,652

Total repayments	387,192
Less unamortized discount and fair value adjustment	(2,031)

Total debt	$385,161

Interest payments totaled $24.1 million, $15.7 million and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Valero L.P. has no operations and its assets consist mainly of its investment in Valero Logistics, which owns and operates pipelines, terminals and storage tanks. Valero L.P. has fully and unconditionally guaranteed the senior notes issued by Valero Logistics and any obligations under Valero Logistics’ revolving credit facility.

6.05% Senior Notes

On March 18, 2003, Valero Logistics completed the sale of $250.0 million of 6.05% senior notes, issued in a private placement to institutional investors, for total proceeds of $249.3 million, before debt issuance costs of $2.0 million. The 6.05% senior notes do not have sinking fund requirements. Interest on the 6.05% senior notes is payable semi-annually in arrears on March 15th and September 15th of each year beginning September 15, 2003.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Although the 6.05% senior notes were not initially registered under the Securities Act of 1933 or any other securities laws, Valero Logistics closed on the exchange of the outstanding $250.0 million 6.05% senior notes that were not registered for $250.0 million of 6.05% senior notes that have been registered under the Securities Act of 1933 in July 2003.

6.875% Senior Notes

On July 15, 2002, Valero Logistics completed the sale of $100.0 million of 6.875% senior notes for total proceeds of $99.7 million before debt issuance costs of $1.5 million. The net proceeds were used to repay the $91.0 million then outstanding under the revolving credit facility. The 6.875% senior notes do not have sinking fund requirements. Interest on the 6.875% senior notes is payable semi-annually in arrears on January 15 and July 15 of each year.

Both Series of Senior Notes

The 6.05% senior notes and the 6.875% senior notes rank equally with existing senior unsecured indebtedness of Valero Logistics, including indebtedness under the revolving credit facility. Both series of senior notes contain restrictions on Valero Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit Valero Logistics’ ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions. Also, both series of senior notes are irrevocably and unconditionally guaranteed on a senior unsecured basis by Valero L.P. The guarantee by Valero L.P. ranks equally with all of its existing unsecured and unsubordinated indebtedness and is required to rank equally with any future unsecured and unsubordinated indebtedness. At the option of Valero Logistics, each of the series of senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date.

The senior notes also include a change-in-control provision, which requires (1) that Valero Energy or an investment grade entity own, directly or indirectly, 51% of the general partner interests of Valero L.P. and (2) that Valero L.P. or an investment grade entity own, directly or indirectly, all of the general partner and limited partner interests in Valero Logistics. Otherwise, Valero Logistics must offer to purchase the senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase.

Revolving Credit Facility

On December 15, 2000, Valero Logistics entered into a $120.0 million revolving credit facility, which expires on January 15, 2006. At Valero Logistics’ option, borrowings under the revolving credit facility bear interest based on either an alternative base rate or LIBOR, which was 3.4% as of December 31, 2004. Valero Logistics also incurs a facility fee on the aggregate commitments of lenders under the revolving credit facility, whether used or unused. Borrowings under the revolving credit facility may be used for working capital and general partnership purposes. Borrowings to fund distributions to unitholders, however, were originally limited to $25.0 million with such borrowings required to be reduced to zero for a period of at least 15 consecutive days during each fiscal year.

On March 6, 2003, Valero Logistics entered into an amended revolving credit facility with the various banks included in the existing revolving credit facility and with a group of new banks to increase the revolving credit facility to $175.0 million. The amount that may be borrowed to fund distributions to unitholders was increased from $25.0 million to $40.0 million, the “Total Debt to EBITDA Ratio” as defined in the revolving credit facility was changed such that the ratio may not exceed 4.0 to 1.0 (as opposed to 3.0 to 1.0 in the original facility), and Valero L.P. guarantees the revolving credit facility. The amounts available under the revolving credit facility are not subject to a borrowing base computation. As of December 31, 2004, Valero Logistics had $147.0 million available under its revolving credit agreement.

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

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in Valero Logistics or 100% of the outstanding limited partner interest in Valero Logistics. Management believes that Valero Logistics is in compliance with all of these ratios and covenants.

On December 20, 2004, Valero Logistics and Valero L.P. entered into a 5-Year Revolving Credit Agreement (the 2005 Revolving Credit Agreement) with certain lenders with an initial aggregate commitment of $400 million, subject to completion of the Kaneb Mergers. Valero Logistics’ obligations under the 2005 Revolving Credit Agreement are unsecured and will be guaranteed by Valero L.P. and certain subsidiaries of Valero L.P. Generally, the Lenders will not be obligated to make any loans under the 2005 Revolving Credit Agreement until the Kaneb Mergers are completed. Upon closing of the 2005 Revolving Credit Agreement, the amounts outstanding under the $175.0 million revolving credit facility will be paid in full, and that facility will be terminated.

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

Interest Rate Swaps

During 2003, Valero Logistics entered into interest rate swap agreements to manage its exposure to changes in interest rates. The interest rate swap agreements have an aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, Valero Logistics will receive a fixed rate (6.875% and 6.05% for the $60.0 million and $107.5 million of interest rate swap agreements, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement. As of December 31, 2004 and 2003, the weighted average effective interest rate for the interest rate swaps was 4.7% and 3.1%, respectively. As of December 31, 2004 and 2003, the aggregate estimated fair value of the interest rate swaps included in other long-term liabilities in the consolidated balance sheet was $1.2 million and $4.6 million, respectively.

NOTE 8: Health, Safety and Environmental Matters

Valero L.P.’s operations are subject to extensive federal, state and local environmental and safety laws and regulations. Although Valero L.P. believes its operations are in substantial compliance with applicable environmental and safety laws and regulations, risks of additional costs and liabilities are inherent in pipeline, terminalling and storage operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly stringent environmental and safety laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs and liabilities. Accordingly, Valero L.P. has adopted policies, practices and procedures in the areas of pollution control, pipeline integrity, operator qualifications, public relations and education, product safety, occupational health and the handling, storage, use and disposal of hazardous materials that are designed to prevent material environmental or other damage, and to limit the financial liability which could result from such events. However, some risk of environmental or other damage is inherent in pipeline, terminalling and storage operations, as it is with other entities engaged in similar businesses.

Valero Energy has agreed to indemnify Valero L.P. for a period of 10 years from the date of acquisition for pre-acquisition environmental liabilities related to assets transferred or otherwise acquired by Valero L.P. from Valero Energy or UDS. Excluded from this indemnification are liabilities that result from a change in environmental law after the date of acquisition.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additionally, ExxonMobil has agreed to indemnify Valero L.P. for pre-acquisition environmental liabilities in connection with off site disposal activities performed prior to September 4, 2003 related to the Paulsboro refined product terminal acquisition (see note 4: Acquisitions).

As an operator or owner of the assets, Valero L.P. could be held liable for pre-acquisition environmental liabilities should Valero Energy or ExxonMobil be unable to fulfill their obligation. However, Valero L.P. believes that such a situation is unlikely.

Environmental and safety exposures and liabilities are difficult to assess and estimate due to unknown factors such as the timing and extent of remediation, the determination of Valero L.P.’s liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental and safety laws and regulations may change in the future. Although environmental and safety costs may have a significant impact on the results of operations for any single period, Valero L.P. believes that such costs will not have a material adverse effect on its financial position. During the years ended December 31, 2004 and 2003, Valero L.P. incurred $0.7 million and $0.5 million, respectively of environmental remediation costs, including $0.3 million accrued for future remediation related to two new matters in 2004 and $0.1 million accrued for future remediation related to two matters in 2003. The current portion accrued is included in accounts payable and accrued liabilities and the long-term portion is included in other long-term liabilities. For the year ended December 31, 2002, Valero L.P. had not incurred any material environmental or safety liabilities.

NOTE 9: Commitments and Contingencies

Valero L.P. has several agreements with the Port Authority of Corpus Christi including a crude oil dock user agreement, a land lease agreement and a note agreement. The crude oil dock user agreement, which renews annually in May, allows Valero L.P. to operate and manage a crude oil dock in Corpus Christi. Valero L.P. shares use of the crude oil dock with two other users, and operating costs are split evenly among the three users. The crude oil dock user agreement requires that Valero L.P. collect wharfage fees, based on the quantity of barrels offloaded from each vessel, and dockage fees, based on vessels berthing at the dock. These fees are remitted to the Port Authority of Corpus Christi. The wharfage and one-half of the dockage fees that Valero L.P. pays for the use of the crude oil dock reduces the annual amount it owes to the Port Authority of Corpus Christi under the note agreement discussed in Note 7: Long-term Debt. The wharfage and dockage fees for Valero L.P.’s use of the crude oil dock totaled $1.4 million, $1.2 million and $1.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Valero L.P. has a refined product dock user agreement, which renews annually in April, with the Port Authority of Corpus Christi to use a refined product dock. Valero L.P. shares use of the refined product dock with one other user, and operating costs are split evenly between the two users. The refined product dock user agreement requires that Valero L.P. collect and remit the wharfage and dockage fees to the Port Authority of Corpus Christi. The wharfage and dockage fees for Valero L.P.’s use of the refined product dock totaled $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The crude oil and the refined product docks in Corpus Christi provide Valero Energy’s Three Rivers refinery access to marine facilities to receive crude oil and deliver refined products. For the years ended December 31, 2004, 2003 and 2002, the Three Rivers refinery received 82%, 81% and 86%, respectively, of its crude oil requirements from crude oil received at the crude oil dock. Also, for the years ended December 31, 2004, 2003 and 2002, 7%, 7% and 6%, respectively, of the refined products produced at the Three Rivers refinery were transported via pipeline to the Corpus Christi refined product dock.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valero L.P. has the following land leases related to refined product terminals, crude oil storage facilities and the crude oil storage tank operations:

•	Corpus Christi crude oil storage facility: a 20-year noncancellable operating lease through 2014, at which time the lease is renewable every five years, for a total of 20 renewable years.

•	Corpus Christi refined product terminal: a five-year noncancellable operating lease through 2006, and a five-year noncancellable operating lease through 2007, at which time the agreements are renewable for at least two five-year periods.

•	Harlingen refined product terminal: a 13-year noncancellable operating lease through 2008, and a 30-year noncancellable operating lease through 2008.

•	Hobby airport terminal in Houston, Tx: a 40-year operating lease through 2022.

•	Colorado Springs airport terminal: a 50-year noncancellable operating lease through 2043, at which time the lease is renewable for another 50-year period.

•	Corpus Christi West crude oil storage tanks: a 25-year operating lease through 2027, at which time the lease is renewable for successive one-year periods thereafter.

•	Texas City crude oil storage tanks: a 25-year operating lease through 2027, at which time the lease is renewable for successive one-year periods thereafter.

•	Benicia crude oil storage tanks: a 25-year operating lease through 2027, at which time the lease is renewable for successive one-year periods thereafter.

•	Catoosa, OK asphalt terminal lease: a 15-year operating lease through 2014, at which time the lease is renewable for three successive five-year periods.

•	Rosario, NM asphalt terminal lease: a 25-year operating lease through 2025, at which time the lease is renewable for another 25-year period.

All of Valero L.P.’s land leases require monthly payments totaling $0.1 million. Future minimum rental payments applicable to all noncancellable operating leases as of December 31, 2004, are as follows (in thousands):

2005	$1,596
2006	1,582
2007	1,574
2008	1,103
2009	1,103
Thereafter	17,220

Future minimum lease payments	$24,178

Rental expense for all operating leases totaled $1.2 million, $0.9 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Valero L.P. is involved in various lawsuits, claims and regulatory proceedings incidental to its business. In the opinion of management, the outcome of such matters will not have a material adverse effect on Valero L.P.’s financial position or results of operations.

NOTE 10: Risk Management Activities

Interest Rate Risk

The estimated fair value of Valero L.P.’s fixed-rate debt as of December 31, 2004 and 2003 was $389.9 million and $377.2 million, respectively, as compared to the carrying amount of $357.2 million and $354.2 million, respectively. These fair values were estimated using discounted cash flow analysis, based on Valero L.P.’s current incremental borrowing rates for similar types of borrowing arrangements.

Valero L.P. is exposed to market risk for changes in interest rates related to its long-term debt obligations. Interest rate swap agreements, which were entered into during 2003, are used to manage a portion of the exposure to

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

changing interest rates by converting certain fixed-rate debt to variable-rate debt. Interest rates on borrowings under the revolving credit facility float with market rates and thus the carrying amount approximates fair value.

Concentration of Credit Risk

Substantially all of Valero L.P.’s revenues are derived from Valero Energy and its subsidiaries. Valero Energy transports crude oil to six of its refineries using Valero L.P.’s various crude oil pipelines and storage facilities and the crude oil storage tanks, and transports refined products from seven of its refineries to its company-owned retail operations or wholesale customers using Valero L.P.’s various refined product pipelines and terminals. Valero Energy and its subsidiaries are investment grade customers; therefore, Valero L.P. does not believe that the trade receivable from Valero Energy represents a significant credit risk. However, the concentration of business with Valero Energy, which is a large refining and retail marketing company, has the potential to impact Valero L.P., both positively and negatively, to changes in the refining and marketing industry.

NOTE 11: Related Party Transactions

Valero L.P. has related party transactions with Valero Energy for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, certain employee costs, insurance costs, administrative costs, and rent expense. The receivable from Valero Energy as of December 31, 2004 and 2003 represents amounts due for pipeline tariff, terminalling fee and crude oil storage tank fee revenues and the payable to Valero Energy represents amounts due for employee costs, insurance costs, operating expenses, administrative costs and rent expense.

The following table summarizes information pertaining to transactions with Valero Energy:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Revenues	$217,608	$178,605	$117,804
Operating expenses	31,960	24,196	13,795
General and administrative expenses	10,367	6,110	5,921

Services Agreement

Valero L.P. does not have any employees. Under the Services Agreement, the costs related to employees of Valero Energy who perform services directly on Valero L.P.’s behalf (direct services), including salary, wages and employee benefits are charged by Valero Energy to Valero, L.P. In addition, Valero L.P. receives certain administrative services such as legal, accounting, treasury, engineering, information technology and other corporate functions from Valero Energy. Under the provisions of the Services Agreement Valero L.P. paid Valero Energy an annual fee of $5.2 million related to these administrative services. Due to the significant growth of Valero L.P. and the increased need for personnel to work directly on behalf of Valero L.P. who were previously performing administrative services, the terms of the Services Agreement were amended effective April 1, 2004.

Under the terms of the amended Services Agreement, Valero L.P. continues to reimburse Valero Energy for the direct costs of employees working on behalf of Valero L.P. The number of employees who perform services directly on behalf of Valero L.P. was increased, thereby increasing the direct service charge, while the administrative services fee was reduced to an initial $1.2 million per year from $5.2 million per year. Each year over the next four years, the administrative services fee will be increased by $1.2 million and further increased by Valero Energy’s average percentage increase in salaries. The administrative services fee may also be adjusted to account for changes in service levels due to Valero L.P.’s acquisition, sale or construction of assets. The Conflicts Committee of the Board of Directors of Valero GP, LLC approved the amendment to the Services Agreement in March 2004. These fees are in addition to general and administrative costs incurred from third parties for services Valero Energy does not provide under the Services Agreement.

A portion of Valero L.P.’s general and administrative costs is passed on to third parties, which jointly own certain pipelines and terminals with Valero L.P. The net amount of general and administrative costs allocated to partners of

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

jointly owned pipelines totaled $0.7 million, $0.5 million and $0.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Pipelines and Terminals Usage Agreement - McKee, Three Rivers and Ardmore

Under the terms of the Pipeline and Terminals Usage Agreement entered into on April 16, 2001, Valero Energy has agreed to use Valero L.P.’s pipelines to transport at least 75% of the crude oil shipped to and at least 75% of the refined products shipped from Valero Energy’s McKee, Three Rivers and Ardmore refineries and to use the related refined product terminals for terminalling services for at least 50% of all refined products shipped from the McKee, Three Rivers and Ardmore refineries until at least April 2008. For the year ended December 31, 2004, Valero Energy used Valero L.P.’s pipelines to transport 98% of its crude oil shipped to and 85% of the refined products shipped from the McKee, Three Rivers and Ardmore refineries, and Valero Energy used Valero L.P.’s terminalling services for 54% of all refined products shipped from these refineries.

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

South Texas Pipelines and Terminals Agreements

In conjunction with the acquisition of the South Texas Pipelines and Terminals in March 2003, Valero L.P. and Valero Energy entered into the following agreements:

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

In 2003, Valero Energy indicated to Valero L.P. that the segment of the Corpus Christi to Edinburg refined product pipeline that runs approximately 60 miles south from Corpus Christi to Seeligson Station required repair and replacement. Valero Energy agreed to indemnify Valero L.P. for any costs Valero L.P. incurred to repair and replace this segment in excess of $1.5 million, excluding costs to upgrade the size of the pipe, which is

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valero L.P.’s responsibility. This repair and replacement project became operational in the fourth quarter of 2004.

•	Terminalling agreement pursuant to which Valero Energy has agreed, during the initial period of five years, to pay a terminalling fee for each barrel of refined product stored or handled by or on behalf of Valero Energy at the terminals included in the South Texas Pipelines and Terminals, including an additive fee for gasoline additive blended at the terminals. At the Houston Hobby Airport terminal, Valero Energy will pay a filtering fee for each barrel of jet fuel stored or handled at the terminal.

Crude Oil Storage Tank Agreements

In conjunction with the acquisition of the Crude Oil Storage Tanks in March 2003, Valero L.P. and Valero Energy entered into the following agreements:

•	Handling and throughput agreement pursuant to which Valero Energy agreed to pay Valero L.P. a fee for 100% of crude oil and certain other feedstocks delivered to each of the Corpus Christi West refinery, the Texas City refinery and the Benicia refinery and to use Valero L.P. for handling all deliveries to these refineries. The throughput fees are adjustable annually, generally based on 75% of the regional consumer price index applicable to the location of each refinery. The initial term of the handling and throughput agreement is ten years, which may be extended by Valero Energy for up to an additional five years.

•	Services and secondment agreements pursuant to which Valero Energy agreed to provide to Valero L.P. personnel who perform operating and routine maintenance services related to the crude oil storage tank operations. The annual reimbursement for services is an aggregate $3.5 million. The initial term of the services and secondment agreements is ten years which Valero L.P. has the option to extend for an additional five years. In addition to the fees Valero L.P. has agreed to pay Valero Energy under the services and secondment agreements, Valero L.P. is responsible for operating expenses and specified capital expenditures related to the tank assets that are not addressed in the services and secondment agreements. These operating expenses and capital expenditures include tank safety inspections, maintenance and repairs, certain environmental expenses, insurance premiums and ad valorem taxes.

•	Lease and access agreements pursuant to which Valero Energy leases to Valero L.P. the land on which the crude oil storage tanks are located for an aggregate of $0.7 million per year. The initial term of each lease is 25 years, subject to automatic renewal for successive one-year periods thereafter. Valero L.P. may terminate any of these leases upon 30 days notice after the initial term or at the end of a renewal period. In addition, Valero L.P. may terminate any of these leases upon 180 days notice prior to the expiration of the current term if Valero L.P. ceases to operate the crude oil storage tanks or ceases business operations.

Royal Trading Throughput Agreement

In conjunction with the Royal Trading acquisition, Valero L.P. entered into a five-year terminal storage and throughput agreement with Valero Energy. The agreement provides a base throughput and blending fee schedule with volume incentive discounts once certain thresholds are met. In addition, Valero Energy has agreed to utilize the acquired terminals for a minimum of 18.5% of the combined McKee and Ardmore refineries’ asphalt production.

Corpus Christi North Beach Storage Facility Lease

Valero L.P. and Valero Energy entered into a one-year shell barrel capacity lease agreement on January 1, 2004 for the 1.6 million barrels of capacity at the Corpus Christi North Beach storage facility. This lease automatically renews for additional one-year terms unless either party terminates it with a 90-day written notice. The use of this storage facility was previously included as part of the crude oil pipeline tariff for the Corpus Christi to Three Rivers crude oil pipeline.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTE 12: Employee Benefit Plans

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

Valero L.P.’s share of allocated Valero Energy employee benefit plan expenses, excluding the compensation expense related to the contractual rights to receive common units, restricted units and unit options, was $11.2 million, $4.8 million and $1.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. These employee benefit plan expenses are included in operating expenses with the related payroll costs.

Long-Term Incentive Plans

Valero GP, LLC has adopted the 2000 Long-Term Incentive Plan (the LTIP) under which Valero GP, LLC may award up to 250,000 common units to certain key employees of Valero Energy’s affiliates providing services to Valero L.P. and to directors and officers of Valero GP, LLC. Awards under the LTIP can include unit options, restricted common units, distribution equivalent rights (DERs) and contractual rights to receive common units.

In June 2003, Valero GP, LLC adopted the 2003 Employee Unit Incentive Plan (the UIP) under which Valero GP, LLC may award up to 500,000 common units to employees of Valero GP, LLC or its affiliates, excluding officers and directors of Valero GP, LLC and its affiliates. Awards under the UIP can include unit options, unit appreciation rights, restricted units, performance awards, unit compensation and other unit-based awards.

In addition, Valero GP, LLC has adopted the 2002 Unit Option Plan (the UOP) under which Valero GP, LLC may award up to 200,000 unit options to officers and directors of Valero GP, LLC or its affiliates.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In January 2002, under the LTIP, Valero GP, LLC granted 55,250 contractual rights to receive common units and DERs to its officers, certain key employees of its affiliates and its outside directors. In conjunction with the grant of contractual rights to receive common units under the LTIP, Valero L.P. issued 55,250 common units to Valero GP, LLC on January 21, 2002 for total consideration of $2.3 million (based on the then $40.95 market price per common unit). The contractual rights to receive common units vest one-third at the end of each year of a three-year vesting period. In January 2003 and 2004, one-third of the 55,250 contractual rights to receive common units vested and Valero GP, LLC distributed actual Valero L.P. common units to the officers and directors.

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

In October 2003, Valero GP, LLC granted 1,440 restricted units under the UIP, 32,000 unit options under the UOP and 2,280 restricted units and 28,625 unit options under the LTIP. These October 2003 grants vest one-fifth at the end of each year of a five-year vesting period.

In July 2004, Valero GP, LLC granted 579 restricted units under the LTIP, which vest one-third at the end of each year of a three-year vesting period.

In October 2004, Valero GP, LLC granted 2,680 restricted units and 49,575 unit options under the UIP, 23,775 unit options under the UOP and 9,425 restricted units under the LTIP. These October 2004 grants vest one-fifth at the end of each year of a five-year vesting period.

Valero L.P.’s share of compensation expense related to the contractual rights to receive common units, restricted units and unit options issued under the LTIP, the UIP and the UOP was $0.7 million, $0.9 million and $0.7 million, respectively, for the years ended December 31, 2004, 2003 and 2002 and such amounts have been included in general and administrative expenses in the consolidated statements of income for those years.

NOTE 13: Partners’ Equity, Allocations of Net Income and Cash Distributions

Partners’ Equity

As of December 31, 2002, Valero Energy and its affiliates owned 73.6% of Valero L.P.’s outstanding partners’ equity, including the 2% general partner interest. After giving effect to the redemption of common units in March 2003, the March and August 2003 common unit offerings and the April 2003 over-allotment option exercise, outstanding partners’ equity of Valero L.P. as of December 31, 2004 includes 13,442,072 common units (664,119 of which are held by affiliates of Valero Energy), 9,599,322 subordinated units held by UDS Logistics, LLC and a 2% general partner interest held by Riverwalk Logistics, L.P. UDS Logistics, LLC is a wholly owned subsidiary of Valero Energy and the limited partner of Riverwalk Logistics, L.P. As a result of the above 2003 equity transactions, Valero Energy and its affiliates now own 45.7% of Valero L.P., including the 2% general partner interest.

There is no established public market for the trading of the subordinated units. In addition, all of the subordinated units may convert to common units on a one-for-one basis if Valero L.P. meets the tests set forth in the partnership agreement as discussed below. If the subordination period ends, the rights of the holders of subordinated units will

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

no longer be subordinated to the rights of the holders of common units and the subordinated units will be converted into common units.

Effective March 11, 2004, the partnership agreement was amended to reduce the percentage of the vote required to remove Valero L.P.’s general partner from 58% to a simple majority (excluding any vote by the general partner and its affiliates).

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

Cash Distributions

Valero L.P. makes quarterly distributions of 100% of its available cash, generally defined as cash receipts less cash disbursements and cash reserves established by the general partner, in its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end. During the subordination period, the holders of Valero L.P.’s common units are entitled to receive each quarter a minimum quarterly distribution of $0.60 per unit ($2.40 annualized) prior to any distribution of available cash to holders of Valero L.P.’s subordinated units. The subordination period is defined generally as the period that will end on the first day of any quarter beginning after March 31, 2006 if (1) Valero L.P. has distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four-quarter periods and (2) Valero L.P.’s adjusted operating surplus, as defined in the partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable Valero L.P. to distribute the minimum quarterly distribution on all outstanding units on a diluted basis and the related distribution on the 2% general partner interest during those periods.

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

The general partner is entitled to incentive distributions if the amount Valero L.P. distributes with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Unit	Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66	75%	25%

Effective March 11, 2004, Valero L.P.’s partnership agreement was amended to lower the general partner’s incentive distribution rights with respect to distributions of available cash from 48% to 23% of the amount of any quarterly distribution that exceeds $0.90 per unit. The general partner will continue to receive a 2% distribution with respect to its general partner interest.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except per unit data)
General partner interest	$1,595	$1,404	$1,103
General partner incentive distribution	4,449	2,620	1,103

Total general partner distribution	6,044	4,024	2,206
Limited partners’ distribution	73,733	66,179	52,969

Total cash distributions	$79,777	$70,203	$55,175

Cash distributions per unit applicable to limited partners	$3.20	$2.95	$2.75

On January 27, 2005, Valero L.P. declared a quarterly distribution of $0.80 per unit payable on February 14, 2005 to unitholders of record on February 7, 2005. This distribution related to the fourth quarter of 2004 and totaled $19.9 million, of which $1.5 million represented the general partner’s share of such distribution. The general partner’s distribution included a $1.1 million incentive distribution.

NOTE 14: Segment Information

Valero L.P.’s operating segments include refined product pipelines, crude oil pipelines, refined product terminals and crude oil storage tanks. These reportable segments are strategic business units that offer different services and performance is evaluated based on operating income, before general and administrative expenses. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Valero L.P.’s principal services include providing pipeline transportation services, terminalling services and crude oil storage handling services. Valero L.P.’s services have been provided primarily to Valero Energy, from which Valero L.P. derived $217.6 million or 98.6% of its revenues for the year ended December 31, 2004.

The refined product pipelines segment revenues are earned by charging tariffs for the transportation of refined product volumes (per barrel) moved through the pipelines. For the year ended December 31, 2004, 97.1% of the refined product pipelines segment revenues were earned from services provided to Valero Energy. The crude oil pipelines segment revenues are earned by charging a tariff for the transportation of crude oil and other refinery feedstock volumes (per barrel) moved through the pipelines. The cost of the crude oil storage facilities connected to the various crude oil pipelines is included in the determination of the crude oil pipeline tariffs. For the year ended December 31, 2004, all of the revenues for the crude oil pipelines segment were earned from services provided to Valero Energy. The two largest operating expense items of both pipeline segments are labor and utility costs.

The refined product terminals segment revenues are earned by charging a fee for refined product volumes (per barrel) handled at the terminals and certain terminals charge additional fees for barrels that are blended with additives or for barrels that are filtered. For the year ended December 31, 2004, 98.3% of the refined product terminals segment revenues were earned from services provided to Valero Energy. The two largest operating expense items for the refined product terminals segment are labor and utility costs.

The crude oil storage tanks segment revenues are earned by charging a fee for each barrel of crude oil and certain other refinery feedstock delivered to the related refinery. For the year ended December 31, 2004, all of the revenues for the crude oil storage tanks segment were earned from services provided to Valero Energy. The two largest

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

operating expense items for the crude oil storage tanks segment are the fees paid to Valero Energy under the services and secondment agreements and regulatory inspection and repair costs.

Results of operations for the reportable segments were as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Revenues:
Crude oil pipelines	$52,462	$50,741	$47,925
Refined product pipelines	86,418	72,276	52,302
Refined product terminals	39,984	31,269	18,231
Crude oil storage tanks	41,928	27,164	—

Total revenues	$220,792	$181,450	$118,458

Operating expenses:
Crude oil pipelines	$15,468	$15,196	$13,541
Refined product pipelines	37,332	28,914	16,202
Refined product terminals	18,365	15,447	8,095
Crude oil storage tanks	7,133	5,052	—

Total operating expenses	$78,298	$64,609	$37,838

Depreciation and amortization:
Crude oil pipelines	$4,499	$5,379	$5,618
Refined product pipelines	14,715	12,380	8,051
Refined product terminals	6,471	3,508	2,771
Crude oil storage tanks	7,464	5,000	—

Total depreciation and amortization	$33,149	$26,267	$16,440

Operating income:
Crude oil pipelines	$32,495	$30,166	$28,766
Refined product pipelines	34,371	30,982	28,049
Refined product terminals	15,148	12,314	7,365
Crude oil storage tanks	27,331	17,112	—

Total segment operating income	109,345	90,574	64,180
General and administrative expenses	11,321	7,537	6,950

Total operating income	$98,024	$83,037	$57,230

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total assets by reportable segment were as follows:

	December 31,
	2004	2003
	(in thousands)
Crude oil pipelines	$127,668	$146,338
Refined product pipelines	347,008	358,257
Refined product terminals	145,966	102,854
Crude oil storage tanks	209,919	198,191

Total segment assets	830,561	805,640
Other partnership assets (including current assets and other noncurrent assets)	26,946	21,917

Total consolidated assets	$857,507	$827,557

Effective January 1, 2004, Valero L.P.’s Corpus Christi North Beach storage facility was transferred from the crude oil pipelines segment to the crude oil storage tanks segment. Valero L.P. and Valero Energy entered into a one-year shell barrel capacity lease agreement for the 1.6 million barrels of capacity at the facility. The use of this storage facility was previously included as part of the crude oil pipeline tariff for the Corpus Christi to Three Rivers crude oil pipeline. As of December 31, 2003, the assets related to the Corpus Christi North Beach storage facility totaled $18.0 million. Goodwill is allocated to two of Valero L.P.’s segments, crude oil pipelines and refined product pipelines. The Investment in Skelly-Belvieu Pipeline Company is included in the refined product pipelines segment.

Capital expenditures, including acquisitions, by reportable segment were as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Crude oil pipelines	$3,275	$2,656	$65,070
Refined product pipelines	12,009	176,956	13,444
Refined product terminals	41,148	62,927	2,190
Crude oil storage tanks	1,056	200,198	—

Total capital expenditures	$57,488	$442,737	$80,704

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15: Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per unit data)
2004:
Revenues	$52,324	$55,707	$58,075	$54,686	$220,792
Operating income	24,543	24,600	24,448	24,433	98,024
Net income	19,970	19,706	19,387	19,355	78,418
Net income per unit applicable to limited partners	0.80	0.79	0.78	0.78	3.15
Cash distributions per unit applicable to limited partners	0.80	0.80	0.80	0.80	3.20

2003:
Revenues	$31,816	$47,542	$51,695	$50,397	$181,450
Operating income	14,028	22,268	23,527	23,214	83,037
Net income (1)	12,382	18,132	19,680	19,399	69,593
Net income per unit applicable to limited partners (2)	0.60	0.79	0.82	0.79	3.02
Cash distributions per unit applicable to limited partners	0.70	0.75	0.75	0.75	2.95

(1)	The significant increase in revenues, operating income and net income beginning in the second quarter of 2003 is due primarily to the acquisition of the South Texas Pipelines and Terminals and the Crude Oil Storage Tanks as discussed in Note 4: Acquisitions.

(2)	Net income per unit applicable to limited partners for each of the quarters of 2003 was impacted by the common unit offerings completed during 2003 as discussed in Note 3: Equity and Debt Offerings, Redemption of Common Units and Related Transactions. As a result, the net income per unit applicable to limited partners for the year does not equal the sum of the four quarterly per unit amounts.

NOTE 16: Subsequent Events

On January 25, 2005, the SEC declared effective an amended registration statement on Form S-4 filed by Valero L.P. to register 26,268,524 Valero L.P. common units to be issued to the unitholders of KPP as described above in “Proposed Transaction” if the KPP Merger is completed as planned (See Note 1: Organization, Operations and Significant Organizational Transactions).

On March 11, 2005, Valero L.P. unitholders holding a majority of Valero L.P.’s outstanding units voted to approve the issuance of the Valero L.P. common units in the KPP Merger. Also on March 11, 2005, the KPP unitholders and the KSL shareholders (other than Valero L.P., KSL, KPP and their respective affiliates) holding a majority of the oustanding KPP units and the KSL shares voted to approve the Kaneb Mergers.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES.

Valero L.P.’s management has evaluated, with the participation of Valero GP, LLC’s principal executive officer and principal financial officer, the effectiveness of Valero L.P.’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that Valero L.P.’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Valero L.P. in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

INTERNAL CONTROL OVER FINANCIAL REPORTING.

(a) Management’s Report on Internal Control over Financial Reporting.

Management’s report on internal control over financial reporting required by Item 9A appears in Item 8 of this report on Form 10-K, and is incorporated herein by reference.

(b) Attestation Report of the Registered Public Accounting Firm.

The report of KPMG LLP on management’s assessment of Valero L.P.’s internal control over financial reporting appears in Item 8 of this report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting.

There has been no change in Valero L.P.’s internal controls over financial reporting that occurred during Valero L.P.’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect Valero L.P.’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF VALERO GP, LLC

Valero L.P. does not have directors or officers. The directors and officers of Valero GP, LLC, the general partner of Valero L.P.’s general partner, Riverwalk Logistics, perform all management functions for Valero L.P. Diamond Shamrock Refining and Marketing Company, a subsidiary of Valero Energy and the sole member of Valero GP, LLC, selects the directors of Valero GP, LLC. Officers of Valero GP, LLC are appointed by its directors.

Set forth below is certain information concerning the directors and executive officers of Valero GP, LLC:

Name	Age	Position Held with Valero GP, LLC
William E. Greehey	68	Chairman of the Board
Curtis V. Anastasio	48	President, Chief Executive Officer and Director
Gregory C. King	44	Director
William R. Klesse	58	Director
H. Frederick Christie	71	Director
Dan J. Hill	64	Director
Rodman D. Patton	61	Director
Robert A. Profusek	55	Director
Steven A. Blank	50	Senior Vice President and Chief Financial Officer
Clayton E. Killinger	44	Vice President and Controller
James R. Bluntzer	50	Vice President-Operations
Rodney L. Reese	54	Vice President-Engineering and Technical Services

Mr. Greehey became Chairman of the board of directors of Valero GP, LLC on January 1, 2002, effective with the acquisition of UDS by Valero Energy. Mr. Greehey has served as Chairman of the board of directors and Chief Executive Officer of Valero Energy since 1979. He was also President of Valero Energy from 1998 until January 2003.

Mr. Anastasio became the President and a director of Valero GP, LLC in December 1999 and became its President and Chief Executive Officer in June 2000 coincident with Valero Logistics’ commencement of operations. He served as Vice President, General Counsel, and Secretary of UDS from 1997 until that time.

Mr. King became a director of Valero GP, LLC effective January 1, 2002. He was elected President of Valero Energy in January 2003. He previously served as Executive Vice President and General Counsel of Valero Energy since September 2001, and prior to that served as Valero Energy’s Executive Vice President and Chief Operating Officer since January 2001. Mr. King was Senior Vice President and Chief Operating Officer of Valero Energy from 1999 to January 2001. He was elected Vice President and General Counsel of Valero Energy in 1997. He joined Valero Energy’s former parent in 1993.

Mr. Klesse has been a director of Valero GP, LLC since December 1999, and he served as the Chairman of its board of directors until January 1, 2002. He was elected Executive Vice President and Chief Operating Officer of Valero Energy in January 2003. He previously served as Executive Vice President – Refining and Commercial Operations of Valero Energy since the date of Valero Energy’s acquisition of UDS. He had served as Executive Vice President, Operations of UDS from January 1999 through December 2001. Prior to January 1999, he served as an Executive Vice President for UDS since February 1995, overseeing operations, refining, product supply and logistics.

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

Mr. Hill became a director of Valero GP, LLC in July 2004. He recently served as a consultant to El Paso Corporation. Prior to that, he served as President and Chief Executive Officer of Coastal Refining and Marketing Company. In 1978, Mr. Hill was named as Senior Vice President of The Coastal Corporation and President of Coastal States Crude Gathering. In 1971, he began managing Coastal’s NGL business. Previously, Mr. Hill worked for Amoco and Mobil.

Mr. Patton became a director of Valero GP, LLC in June 2001. He retired from Merrill Lynch & Co. in 1999 where he had served as Managing Director in the Energy Group since 1993. Prior to that, he served in investment banking and corporate finance positions with Credit Suisse First Boston (1981-1993) and Blyth Eastman Paine Webber (1971-1981). He is a director of Apache Corporation.

Mr. Profusek became a director of Valero GP, LLC in June 2001. He is a partner in the New York office of Jones Day. He is also a director of CTS Corporation. He served as Executive Vice President, responsible for investment activities, of Omnicom Group Inc. from May 2000 to August 2002. Prior to May 2000, he was a partner at Jones Day.

Mr. Blank became Senior Vice President and Chief Financial Officer of Valero GP, LLC in January 2002. From December 1999 until January 2002, he was Chief Accounting and Financial Officer and a director of Valero GP, LLC. He also served as UDS’s Vice President and Treasurer from December 1996 until January 1, 2002, when he became Vice President-Finance of Valero Energy.

Mr. Killinger became Vice President and Controller of Valero GP, LLC and Valero Energy in January 2003. He served as Assistant Controller- Budgeting and Forecasting for Valero Energy from December 2001 through December 2002. Prior to December 2001, he was a partner with Arthur Andersen LLP.

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

Mr. Reese has served as Vice President, Engineering and Technical Services of Valero GP, LLC since April 2003. Prior to that, he served as Vice President-Operations of Valero GP, LLC since December 1999. He has been employed for 20 years in various pipeline engineering and operations positions by Valero Energy and its predecessor, UDS. He served as Director, Pipelines and Terminals for UDS from October 1999 to December 2001. Prior to October 1997, he was Director, Product Pipeline Operations for UDS and served in various managerial capacities with UDS’s pipeline group.

INFORMATION REGARDING THE BOARD OF DIRECTORS

The business of Valero L.P. is managed under the direction of the board of directors of Valero GP, LLC. The board conducts its business through meetings of the board and its committees. During 2004, the board held eight meetings. No member of the board attended less than 75% of the meetings of the board and committees of which he was a member.

The board of directors is composed of eight directors, four of whom are members of the management of either Valero GP, LLC or Valero Energy and four of whom are non-management directors. As a limited partnership, Valero L.P. is not required by the listing standards of the NYSE to have a majority of independent directors. The board has determined that all four of its non-management directors, H. Frederick Christie, Dan J. Hill, Rodman D. Patton and Robert A. Profusek, meet the independence requirements of the NYSE as set forth in the NYSE Listed Company Manual.

INDEPENDENCE DETERMINATIONS

Under the NYSE listing standards, no board member qualifies as independent unless the board of directors affirmatively determines that the director has no material relationship with Valero L.P. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the board of directors has determined that none of the non-management directors named above have a material relationship with Valero L.P., either directly or as a partner, security holder or officer of an organization that has a relationship with Valero L.P., and all of the non-management directors are independent under the NYSE’s listing standards.

As provided for under the NYSE listing standards, the board has adopted categorical standards or guidelines to assist the board in making its independence determinations with respect to each director. Under the NYSE listing standards, immaterial relationships that fall within the guidelines are not required to be disclosed in this Form 10-K.

A relationship falls within the guidelines adopted by the board if it:

•	is not a relationship that would preclude a determination of independence under Section 303A.02(b) of the NYSE Listed Company Manual;

•	consists of charitable contributions by Valero L.P. to an organization in which a director is an executive officer and Valero L.P.’s contributions do not exceed the greater of $1 million or 2% of the organization’s gross revenues in any of the last three years;

•	consists of charitable contributions by Valero L.P. to any organization with which a director, or any member of a director’s immediate family, is affiliated as an officer, director or trustee pursuant to a matching gift program of Valero L.P. and made on terms applicable to employees and directors generally, or is in amounts that do not exceed $250,000 per year; or

•	is not required to be, and it is not otherwise, disclosed in this Form 10-K.

PRESIDING DIRECTOR

The board has designated Mr. Profusek to serve as Presiding Director for the meetings of the non-management directors outside the presence of management.

COMMUNICATION WITH THE BOARD, NON-MANAGEMENT DIRECTORS OR PRESIDING DIRECTOR

Unitholders and other interested parties may communicate with the board, the non-management directors or the Presiding Director by sending written communication in an envelope addressed to “Board of Directors,” “Non-management Directors” or “Presiding Director” in care of Corporate Secretary, Valero L.P., P.O. Box 696000, San Antonio, Texas 78269.

AUDIT COMMITTEE

The audit committee reviews and reports to the board on various auditing and accounting matters, including the quality, objectivity and performance of Valero L.P.’s internal and external accountants and auditors, the adequacy of its financial controls and the reliability of financial information reported to the public. The audit committee is composed of Mr. Patton, Mr. Christie, Mr. Hill and Mr. Profusek. The audit committee met eight times in 2004.

The board of directors has determined that each of the audit committee members meets the independence standards for audit committees set forth in the NYSE listing standards and the applicable regulations of the SEC. The board of directors has adopted a written charter for the audit committee. The board of directors has determined that a member of the audit committee, namely Mr. Patton, is an audit committee financial expert (as defined by the SEC) and that he is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

COMPENSATION COMMITTEE

Valero GP, LLC has a compensation committee composed of the directors who the board has determined to be independent. For more information, see Item 11. Executive Compensation “Compensation Committee Interlocks and Insider Participation.”

CONFLICTS COMMITTEE

Valero L.P.’s partnership agreement provides for a conflicts committee composed of the directors who the board has determined to be independent. The conflicts committee reviews and makes recommendations relating to potential conflicts of interest between Valero L.P., on one hand, and Valero Energy, on the other hand. The members of the conflicts committee are Mr. Christie (chairman), Mr. Hill, Mr. Profusek and Mr. Patton.

REPORT OF THE AUDIT COMMITTEE FOR FISCAL YEAR 2004

Management of Valero GP, LLC is responsible for Valero L.P.’s internal controls and the financial reporting process. KPMG LLP, Valero L.P.’s independent registered public accounting firm for the year ended December 31, 2004, is responsible for performing an independent audit of Valero L.P.’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) and generally accepted auditing standards, and an audit of Valero L.P.’s internal control over financial reporting in accordance with the standards of the PCAOB, and issuing a report thereon. The audit committee monitors and oversees these processes and approves the selection and appointment of Valero L.P.’s independent registered public accounting firm and recommends the ratification of such selection and appointment to the board of directors.

The audit committee has reviewed and discussed Valero L.P.’s audited consolidated financial statements with management and the independent registered public accounting firm. The audit committee has discussed with KPMG LLP the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees.” The audit committee has received written confirmation of the firm’s independence from KPMG LLP and has discussed with KPMG LLP that firm’s independence.

Based on the foregoing review and discussions and such other matters the audit committee deemed relevant and appropriate, the audit committee recommended to the board of directors that the audited consolidated financial statements of Valero L.P. be included in Valero L.P.’s Annual Report on Form 10-K for the year ended December 31, 2004.

Members of the Audit Committee:

Rodman D. Patton

H. Frederick Christie

Dan J. Hill

Robert A. Profusek

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of Valero L.P.’s units to file certain reports with the SEC and NYSE concerning their beneficial ownership of Valero L.P.’s equity securities. Valero L.P. believes that during the year ended December 31, 2004, its officers, directors and 10% unitholders were in compliance with applicable requirements of Section 16(a).

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

Valero L.P. has adopted a code of ethics that applies to Valero GP, LLC’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions (collectively referred to as “Senior Financial Officers”). This Code charges the Senior Financial Officers with responsibilities regarding honest and ethical conduct, the preparation and quality of the disclosures in the documents and reports Valero L.P. files with the SEC and compliance with applicable laws, rules and regulations.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of compensation paid for the last three years, if applicable, to Valero GP, LLC’s CEO and to its four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2004. Valero GP, LLC’s other executive officers are employed by Valero Energy. Their services are rendered under the terms of the Services Agreement for which Valero L.P. pays Valero Energy an annual fee for general and administrative services rendered by Valero Energy employees for the benefit of Valero L.P. The Services Agreement is discussed fully in Note 11 of Notes to Consolidated Financial Statements.

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position (1)	Year	Salary	Bonus (2)	Restricted Unit Awards(3)	Number of Securities Underlying Options Granted	LTIP Payouts(4)	All Other Compensation(5)
Curtis V. Anastasio, President and Chief Executive Officer	2004 2003 2002	$321,000 307,506 300,008	$359,700 250,000 97,000	$217,564 245,672 204,750	9,625 11,800 25,000	$176,266 49,235 —	$192,180 112,350 43,545

Steven A. Blank, Senior Vice President and Chief Financial Officer	2004	$276,500	$260,000	$155,403	6,875	$234,982	$107,010

James R. Bluntzer, Vice President-Operations	2004 2003	$177,961 171,558	$126,700 107,000	$55,945 24,943	2,475 2,675	— —	$6,305 —

Jerry D. McVicker, Vice President-Business Development (6)	2004 2003	$191,626 184,849	$125,000 115,000	$49,446 26,757	2,400 2,875	— —	$11,850 12,491

Rodney L. Reese, Vice President-Engineering and Technical Services	2004 2003 2002	$172,071 163,835 154,988	$110,000 95,000 35,900	$54,250 24,036 —	2,400 2,575 4,900	— — —	$10,324 11,506 14,551

(1)	The named executive officers hold or held the indicated offices in Valero GP, LLC, the general partner of Riverwalk Logistics, Valero L.P.’s general partner. Valero L.P. does not have any officers or directors.

(2)	In 2004 and 2003, executive bonuses were paid 100% in cash, but recipients could elect to use 25% of their cash bonus award to purchase Valero L.P. common units at market price. For 2002, executive bonuses were paid 75% in cash and 25% in Valero Energy common stock.

(3)	Cash distributions are paid on restricted units at the same rate as on Valero L.P.’s unrestricted common units. Restricted units granted in 2004 and in October 2003 vest 1/5 annually over a five-year period, and restricted units granted in January 2003 and in 2002 vest 1/3 annually over a three-year period. The aggregate number of unvested restricted units held at December 31, 2004 and the market value of such units on that date (calculated according to SEC regulations without regard to restrictions on such units) were: Mr. Anastasio, 8,130 units, $483,166; Mr. Blank, 4,624 units, $274,804; Mr. Bluntzer, 1,540 units; $91,522, Mr. McVicker, 1,465 units, $87,065; and Mr. Reese, 1,490 units, $88,551.

(4)	LTIP payouts are the number of performance share awards vested for the applicable year’s performance multiplied by the market price per share of Valero Energy common stock on the vesting date. These performance shares were granted under Valero Energy’s Executive Stock Incentive Plan. Total shareholder return, or TSR, during a specified “performance period” was established as the performance measure for determining what portion of an award may vest. TSR is measured by dividing the sum of (a) the net change in the price of a share of Valero Energy’s common stock between the beginning of the performance period and the end of the performance period, and (b) the total dividends paid on the common stock during the performance period, by (c) the price of a share of Valero Energy’s common stock at the beginning of the performance period. Each performance share award is subject to vesting in three equal increments, based upon Valero Energy’s TSR. At the end of each performance period, Valero Energy’s TSR is compared to the TSR for a target group of comparable companies. Valero Energy and the companies in the target group are then ranked by quartile. Participants then earn 0%, 50%, 100% or 150% of that portion of the initial grant amount that is vesting for such period, depending on whether Valero Energy’s TSR is in the last, 3rd, 2nd or 1st quartile of the target group; 200% will be earned if Valero Energy ranks highest in the group. Amounts not earned in the given performance period can be carried forward for one additional performance period and up to 100% of the carried-forward amount can still be earned, depending upon the quartile achieved for such subsequent period.

(5)	Amounts include contributions made to Valero Energy’s Thrift Plan and Excess Thrift Plan, and unused portions of amounts provided by Valero Energy under Valero Energy’s Flexible Benefits Plan. Messrs. Anastasio, Blank, Bluntzer, McVicker and Reese were allocated $19,237, $16,620, $6,305, $11,498 and $10,324, respectively, as a result of contributions to the Thrift Plan (and, in the case of Messrs. Anastasio, Blank and McVicker the Excess Thrift Plan) for 2004. Also included for 2004: Mr. Anastasio received $7,258 as reimbursement of certain membership dues. Amounts for 2004 also include vesting of restricted stock issued to Mr. Anastasio and Mr. Blank under Valero Energy’s long-term incentive plan, for which Mr. Anastasio was vested for $165,685 and Mr. Blank was vested $90,390.

(6)	Mr. McVicker was Vice President- Business Development of Valero GP, LLC until December 7, 2004, when he became Vice President of Optimization and Planning & Economics of Valero Energy.

OPTION GRANTS AND RELATED INFORMATION

The following table sets forth further information regarding the grants of Valero L.P. unit options to the named executive officers reflected in the Summary Compensation Table.

OPTION GRANTS IN THE LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Security)(1)	Market Price at Grant Date ($/Security)	Expiration Date	Grant Date Present Value ($)(2)
Curtis V. Anastasio	9,625	11.19%	$56.5100	$56.5100	10/28/2014	50,531
Steven A. Blank	6,875	7.99%	$56.5100	$56.5100	10/28/2014	36,094
James R. Bluntzer	2,475	2.88%	$56.5100	$56.5100	10/28/2014	12,994
Jerry D. McVicker	2,400	2.79%	$56.5100	$56.5100	10/28/2014	12,600
Rodney L. Reese	2,400	2.79%	$56.5100	$56.5100	10/28/2014	12,600

(1)	All options reported vest in equal increments over a five-year period from the date of grant, unless otherwise noted. Under the terms of Valero GP, LLC’s 2000 Long Term Incentive Plan, a participant may satisfy the tax withholding obligations related to exercise by tendering cash payment, by authorizing Valero GP, LLC to withhold units otherwise issuable to the participant or by delivering to Valero GP, LLC already owned and unencumbered units, subject to certain conditions.

(2)	The Black-Scholes option pricing model was used to determine grant date present value. This model is designed to value publicly traded options. Options issued under Valero GP, LLC’s option plan are not freely traded, and the exercise of such options is subject to substantial restrictions. Moreover, the Black-Scholes model does not give effect to either risk of forfeiture or lack of transferability. The estimated values under the Black-Scholes model are based on assumptions as to variables such as interest rates, unit price volatility and future cash distribution yield. The estimated grant date present values presented in this table were calculated using an expected average option life of five years, risk-free rate of return of 3.41%, average volatility rate of 18.58% based on daily volatility rates from the initial public offering by Valero L.P. through December 31, 2004, and cash distribution yield of 5.66%, which is the expected annualized quarterly cash distribution rate in effect at the date of grant expressed as a percentage of the market value of the common units at the date of grant. The actual value of unit options could be zero; realization of any positive value depends upon the actual future performance of the common units, the continued employment of the option holder throughout the vesting period and the timing of the exercise of the option. Accordingly, the values set forth in this table may not be achieved.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION VALUES

The following table sets forth information regarding Valero L.P. common units and shares of Valero Energy common stock underlying options exercisable at December 31, 2004, and options exercised during 2004, for the executive officers named in the Summary Compensation Table.

Name	Securities Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End(#)		Value of Unexercised In-the-Money Options at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Curtis V. Anastasio
VLI Units	—	—	18,027	27,398	$378,367	$344,162	(1)
VLO Stock	9,600	$234,043	90,968	3,332	$2,675,946	$100,510	(2)

Steven A. Blank
VLI Units	—	—	5,074	17,167	$98,414	$191,942	(1)
VLO Stock	45,520	$557,851	8,000	14,826	$207,660	$361,171	(2)

James R. Bluntzer
VLI Units	—	—	3,535	6,115	$71,163	$69,173	(1)
VLO Stock	—	—	37,210	—	$1,187,566	—	(2)

Jerry D. McVicker
VLI Units	—	—	575	4,700	$8,096	$39,392	(1)
VLO Stock	—	—	40,604	6,106	$1,427,910	$73,404	(2)

Rodney L. Reese
VLI Units	—	—	3,782	6,093	$76,544	$70,649	(1)
VLO Stock	2,000	$44,169	9,560	—	$327,970	—	(2)

(1)	Represents the dollar value obtained by multiplying the number of unexercised in-the-money options by the difference between the stated exercise price per unit of the options and the closing market price per unit of Valero L.P.’s common units on December 31, 2004.

(2)	Represents the dollar value obtained by multiplying the number of unexercised in-the-money options by the difference between the stated exercise price per share of the options and the closing market price per share of Valero Energy’s common stock on December 31, 2004.

RETIREMENT BENEFITS

The following table sets forth the estimated annual gross benefits payable under Valero Energy’s Pension Plan, Excess Pension Plan and Supplemental Executive Retirement Plan, or SERP, upon retirement at age 65, based upon the assumed compensation levels and years of service indicated and assuming an election to have payments continue for the life of the participant only.

ESTIMATED ANNUAL PENSION BENEFITS AT AGE 65

	Years of Service
Covered Compensation	15	20	25	30	35
$200,000	$54,000	$72,000	$90,000	$108,000	$125,000
300,000	83,000	111,000	138,000	166,000	194,000
400,000	112,000	150,000	187,000	225,000	262,000
500,000	142,000	189,000	236,000	283,000	330,000
600,000	171,000	228,000	285,000	342,000	398,000
700,000	200,000	267,000	333,000	400,000	467,000
800,000	229,000	306,000	382,000	459,000	535,000
900,000	259,000	345,000	431,000	517,000	603,000
1,000,000	288,000	384,000	480,000	576,000	671,000
1,100,000	317,000	423,000	528,000	634,000	740,000
1,200,000	346,000	462,000	577,000	693,000	808,000
1,300,000	376,000	501,000	626,000	751,000	876,000
1,400,000	405,000	540,000	675,000	810,000	944,000
1,500,000	434,000	579,000	723,000	868,000	1,013,000
1,600,000	463,000	618,000	772,000	927,000	1,081,000
1,700,000	493,000	657,000	821,000	985,000	1,149,000
1,800,000	522,000	696,000	870,000	1,044,000	1,217,000
1,900,000	551,000	735,000	918,000	1,102,000	1,286,000
2,000,000	580,000	774,000	967,000	1,161,000	1,354,000

Valero Energy maintains a noncontributory defined benefit Pension Plan in which virtually all employees of Valero Energy, including those providing services for Valero L.P., are eligible to participate and under which contributions by individual participants are neither required nor permitted. Valero Energy also maintains a noncontributory, non-qualified Excess Pension Plan and a non-qualified SERP, which provide supplemental pension benefits to certain highly compensated employees. The Pension Plan (supplemented, as necessary, by the Excess Pension Plan) provides a monthly pension at normal retirement equal to 1.6% of the participant’s average monthly compensation (based upon the participant’s earnings during the three consecutive calendar years during the last 10 years of the participant’s credited service affording the highest such average) times the participant’s years of credited service. The SERP provides an additional benefit equal to 0.35% times the product of the participant’s years of credited service (maximum 35 years) multiplied by the excess of the participant’s average monthly compensation over the lesser of 1.25 times the monthly average (without indexing) of the social security wage bases for the 35-year period ending with the year the participant attains social security retirement age, or the monthly average of the social security wage base in effect for the year that the participant retires. For purposes of the SERP, the participant’s most highly compensated consecutive 36 months of service are considered. Compensation for purposes of the Pension Plan, Excess Pension Plan and SERP includes salary and bonus as reported in the Summary Compensation Table. Pension benefits are not subject to any deduction for social security or other offset amounts.

Credited years of service (for purposes of the Pension Plan) for the period ended December 31, 2004 for the executive officers named in the Summary Compensation Table are as follows: Mr. Anastasio- 17 years, Mr. Blank- 25 years; Mr. Bluntzer- 29 years, Mr. McVicker- 18 years, and Mr. Reese- 18 years. Mr. Anastasio and Mr. Blank have been eligible to participate in the SERP since 2002.

COMPENSATION OF DIRECTORS

Directors who are not employees of Valero GP, LLC or its affiliates receive the following compensation: a $25,000 annual retainer, a $1,000 fee for each in-person meeting attended, a $500 fee for each telephonic meeting attended, a $2,500 retainer for chairing either the compensation or the conflicts committees, a $5,000 retainer for chairing the audit committee, a $1,000 fee for each in-person committee meeting attended and a $500 fee for each telephonic committee meeting attended. In addition, upon their initial appointment to the board of directors, directors receive a grant of restricted units under the Valero GP, LLC 2000 Long-Term Incentive Plan having an aggregate value of $30,000 at the time of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Profusek (Chairman), Mr. Christie, Mr. Hill and Mr. Patton served on the compensation committee of the board of directors of Valero GP, LLC in 2004. No executive officer of Valero GP, LLC has served as a member of the board of directors or on the compensation committee of any company whose executive officers include a member of Valero GP, LLC’s compensation committee.

The compensation committee administers the incentive plans of Valero GP, LLC and makes awards under them, in consultation with management, that create appropriate incentives for employees and management of Valero GP, LLC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth ownership of Valero L.P. common units and Valero Energy common stock by directors and executive officers of Valero GP, LLC as of February 1, 2005. Unless otherwise indicated in the notes to the table, each of the named persons and members of the group has sole voting and investment power with respect to the common units and common stock shown:

Name of Beneficial Owner(1)	Units Beneficially Owned (2)(3)	Units under Exercisable Options (4)	Percentage of Outstanding Units(2)	Shares of Valero Energy Stock Beneficially Owned (5)(6)	Shares of Valero Energy Stock under Exercisable Options (7)	Percentage of Outstanding Shares(5)
Curtis V. Anastasio	24,735	23,027	*	35,085	78,968	*
Steven A. Blank	16,739	6,740	*	7,258	—	*
James R. Bluntzer	2,180	5,035	*	17,811	37,210	*
H. Frederick Christie	2,250	—	*	26,096	19,358	*
William E. Greehey	66,422	—	*	2,772,424	4,807,566	2.90%
Dan J. Hill	679	—	*	—	—	*
Gregory C. King	6,991	13,334	*	151,929	359,146	*
William R. Klesse	25,329	6,667	*	326,006	333,880	*
Jerry D. McVicker	3,346	575	*	24,301	50,604	*
Rodman D. Patton	8,750	—	*	5,000	—	*
Robert A. Profusek (8)	1,490	—	*	—	—	*
Rodney L. Reese	5,962	5,415	*	4,507	9,560	*
All directors and executive officers as a group (12 persons)	164,873	60,793	1.67%	3,370,417	5,686,732	3.47%

*	Indicates that the percentage of beneficial ownership does not exceed 1% of the class.

(1)	The business address for all beneficial owners listed above is One Valero Way, San Antonio, Texas 78249.

(2)	As of February 1, 2005, 13,442,072 common units were issued and outstanding. No executive officer or director owns any class of equity securities of Valero L.P. other than common units. The calculation for Percentage of Outstanding Units includes common units listed under the captions “Units Beneficially Owned” and “Units under Exercisable Options.”

(3)	Includes restricted common units issued under Valero L.P.’s long-term incentive plans. Restricted units granted under Valero GP, LLC’s long-term incentive plans may not be disposed of until vested. Does not include common units that could be acquired under options, which information is set forth in the next column.

(4)	Consisting of common units that may be acquired within 60 days of February 1, 2005 through the exercise of common unit options.

(5)	As of February 1, 2005, 255,523,487 shares of Valero Energy’s common stock were issued and outstanding. No executive officer or director owns any class of equity securities of Valero Energy other than common stock. The calculation for Percentage of Outstanding Shares includes shares listed under the captions “Shares of Valero Energy Stock Beneficially Owned” and “Shares of Valero Energy Stock under Exercisable Options.”

(6)	Includes shares allocated pursuant to the Valero Energy Corporation Thrift Plan through January 31, 2005, as well as shares of restricted stock granted under Valero Energy’s Executive Stock Incentive Plan and Valero Energy’s Restricted Stock Plan for Non-Employee Directors. Except as otherwise noted, each person named in the table, and each other executive officer, has sole power to vote or direct the vote and to dispose or direct the disposition of all such shares beneficially owned by him. Restricted stock granted under Valero Energy’s Executive Stock Incentive Plan and Valero Energy’s Restricted Stock Plan for Non-Employee Directors may not be disposed of until vested. Does not include shares that could be acquired under options, which information is set forth in the next column.

(7)	Consisting of shares of common stock that may be acquired within 60 days of February 1, 2005 through the exercise of stock options. Such shares may not be voted unless the stock options are exercised. Stock options that may become exercisable within such 60-day period only in the event of a change of control of Valero Energy are excluded. Except as set forth herein, none of the current executive officers or directors of Valero L.P. hold any rights to acquire Valero Energy common stock, except through exercise of stock options.

(8)	Includes 1,000 common units held in trust for Kathryn A. Profusek as to which Mr. Profusek shares voting and investment power. Mr. Profusek disclaims beneficial ownership of these shares.

CERTAIN BENEFICIAL OWNERS

Except as otherwise indicated, the following table sets forth certain information as of February 1, 2005 with respect to each entity known to Valero L.P. to be the beneficial owner of more than 5% of its outstanding units.

Name and Address of Beneficial Owner	Common Units	Percentage of Common Units(3)	Subordinated Units	Percentage of Subordinated Units
Valero Energy Corporation (1) One Valero Way San Antonio, Texas 78249	642,232	4.8%	9,599,322	100%

Goldman, Sachs & Co. (2) The Goldman Sachs Group, Inc. 85 Broad Street New York, NY 10004	1,350,280	10.1%	—	—

(1)	Valero Energy owns the common and subordinated units through its wholly owned subsidiaries, Valero GP, LLC and UDS Logistics, LLC. Valero Energy shares voting and investment power with certain of its wholly owned subsidiaries with respect to the common and subordinated units.

(2)	According to an amended Schedule 13G/A filed with the SEC on February 8, 2005, Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. share voting and dispositive power with respect to these common units.

(3)	Assumes 13,442,072 common units outstanding.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about Valero GP, LLC’s equity compensation plans, which are described in further detail in Note 12 of Notes to Consolidated Financial Statements:

Plan categories	Number of Securities to be issued upon exercise of outstanding unit options, warrants and rights	Weighted-Average exercise price of outstanding unit options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity Compensation Plans approved by security holders	114,596	$41.88	80,107
Equity Compensation Plans not approved by security holders	226,946	$44.65	461,180	(1)

(1)	As of December 31, 2004, options to purchase 14,875 Valero L.P. common units remained available for grant under the 2002 Unit Option Plan. As of December 31, 2004, 446,305 units remained available for grant under the 2003 Employee Unit Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RIGHTS OF VALERO L.P.’S GENERAL PARTNER

As of February 1, 2005, UDS Logistics, LLC, the limited partner of Riverwalk Logistics, owned 614,572 common units and 9,599,322 subordinated units of Valero L.P. representing an aggregate 43.5% limited partner interest in Valero L.P. Riverwalk Logistics owns a 2% general partner interest in Valero L.P. and also owns incentive distribution rights giving Riverwalk Logistics higher percentages of Valero L.P.’s cash distributions as various target distribution levels are met. (For further information on these incentive distribution rights, see Note 13 of Notes to Consolidated Financial Statements.) Valero GP, LLC, the general partner of Riverwalk Logistics, owns 28,262 common units representing a 0.2% limited partnership interest in Valero L.P.

The subordinated units may convert to common units on a one-for-one basis on the first day following the record date for distributions for the quarter ending March 31, 2006, if Valero L.P. meets certain tests set forth in its partnership agreement. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units will be converted into common units.

Riverwalk Logistics, the sole general partner of Valero L.P., is responsible for the management of Valero L.P. Valero GP, LLC, the sole general partner of Riverwalk Logistics, is responsible for managing the affairs of Riverwalk Logistics, and through it, the affairs of Valero L.P. and Valero Logistics.

RELATIONSHIP WITH VALERO ENERGY

For a discussion of Valero L.P.’s relationship with Valero Energy, see Items 1. & 2. Business and Properties, “Valero L.P.’s Relationship with Valero Energy.”

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

The following table sets forth information pertaining to transactions with Valero Energy:

	Years Ended December 31,
	2004	2003
	(in thousands)
Revenues	$217,608	$178,605
Operating expenses	31,960	24,196
General and administrative expenses	10,367	6,110

INDEBTEDNESS OF MANAGEMENT

Ultramar Diamond Shamrock Corporation (UDS), which merged into Valero Energy on December 31, 2001, maintained an employee stock purchase program pursuant to which key employees were provided with loans to purchase common stock of UDS. Since 2001, before the merger of UDS into Valero Energy, there have been no extensions of credit, renewals of extensions of credit or material modifications of any term of any extension of credit under this program. Upon Valero Energy’s merger with UDS, all shares of common stock of UDS converted into shares of common stock of Valero Energy.

Mr. Blank participated in the program and has an outstanding balance under the program. The highest amount outstanding under the loans at any time since the beginning of 2004 was $197,475, and the amount outstanding on February 15, 2005 was $171,045.

Loans under this program bear interest at a rate equal to the Applicable Federal Rate (AFR) for short-term loans, as effective month-to-month during the term of the loan, not to exceed 8%. As of February 15, 2005, AFR on Mr. Blank’s loans was 2.92%. The terms of the loans require that repayment begins on the first February 15 following the fifth anniversary of the date of the loan. On that date, and on each anniversary thereof until repayment is complete, Mr. Blank is required to pay the lesser of: (i) 20% of the original principal amount, and (ii) the entire principal amount that remains outstanding.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG FEES FOR FISCAL YEAR 2004

AUDIT FEES

The aggregate fees for fiscal year 2004 for professional services rendered by KPMG for the audit of the annual financial statements for the year ended December 31, 2004 included in this Form 10-K, review of Valero L.P.’s interim financial statements included in Valero L.P.’s 2004 Forms 10-Q, the audit of the effectiveness of Valero L.P.’s internal control over financial reporting as of December 31, 2004 and related services that are normally provided by the principal auditor (e.g., comfort letters and assistance with review of documents filed with the SEC) were $829,136.

Of the foregoing Audit Fees, the audit fees specifically related to the audit of Valero L.P.’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 were $349,300.

AUDIT-RELATED FEES; TAX FEES; ALL OTHER FEES

KPMG did not render any services for fiscal year 2004 that would require the payment by Valero L.P. of any fees deemed “Audit-Related Fees,” “Tax Fees” or “Other Fees” as categorized by Item 9(e) of Schedule 14A.

ERNST & YOUNG FEES FOR FISCAL YEAR 2003

AUDIT FEES

The aggregate fees for fiscal year 2003 for professional services rendered by Ernst & Young for the audit of the annual financial statements for the year ended December 31, 2003 included in Valero L.P.’s Form 10-K and review of Valero L.P.’s interim financial statements included in Valero L.P.’s 2003 Forms 10-Q and related services that are normally provided by the principal auditor (e.g., comfort letters and assistance with review of documents filed with the SEC) were $683,599.

AUDIT-RELATED FEES; TAX FEES; ALL OTHER FEES

Ernst & Young did not render any services for fiscal year 2003 that required the payment by Valero L.P. of any fees deemed “Audit-Related Fees,” “Tax Fees” or “Other Fees” as categorized by Item 9(e) of Schedule 14A.

AUDIT COMMITTEE PRE-APPROVAL POLICY

The audit committee has adopted a pre-approval policy to address the approval of services rendered to Valero L.P. by its independent auditors, which is filed herewith as Exhibit 99.01.

None of the services (described above) for 2003 or 2004 provided by Ernst & Young and KPMG, respectively, were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements. The following consolidated financial statements of Valero L.P. and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

(2)	Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Filed as part of this Form 10-K are the following:

Exhibit Number	Description	Incorporated by Reference to the Following Document
2.01	Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P., Riverwalk Logistics, L.P., Valero GP, LLC, VLI Sub A LLC and Kaneb Services LLC	Valero L.P.’s Current Report on Form 8-K filed November 4, 2004, Exhibit 99.1

2.02	Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P., Riverwalk Logistics, L.P., Valero GP, LLC, VLI Sub B LLC and Kaneb Pipe Line Partners, L.P. and Kaneb Pipe Line Company LLC	Valero L.P.’s Current Report on Form 8-K filed November 4, 2004, Exhibit 99.2

4.01	Amended and Restated Certificate of Limited Partnership of Valero L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 3.3

4.02	Third Amended and Restated Agreement of Limited Partnership of Valero L.P.	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 3.1

4.03	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Valero L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2003, Exhibit 4.3

4.04	Certificate of Limited Partnership of Valero Logistics Operations, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.4

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.05	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.5

4.06	Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 3.9

4.07	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 3.10

4.08	Certificate of Limited Partnership of Riverwalk Logistics, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.7

4.09	Agreement of Limited Partnership of Riverwalk Logistics, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.8

4.10	Certificate of Formation of Valero GP, LLC	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.9

4.11	Certificate of Amendment to Certificate of Formation of Valero GP, LLC	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 3.14

4.12	First Amended and Restated LLC Agreement of Shamrock Logistics GP, LLC	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.10

4.13	First Amendment to First Amended and Restated Limited Liability Company Agreement of Valero GP, LLC	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 3.15

4.14	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 3.16

4.15	Indenture, dated July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities	Valero L.P.’s Current Report on Form 8-K filed July 15, 2002, Exhibit 4.1

4.16	First Supplemental Indenture, dated as of July 15, 2002, to Indenture dated July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to 6 7/8% Senior Notes Due 2012	Valero L.P.’s Current Report on Form 8-K filed July 15, 2002, Exhibit 4.2

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.17	Second Supplemental Indenture, dated as of March 18, 2003, to Indenture dated July 15, 2002, as amended and supplemented by a First Supplemental Indenture thereto dated as of July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee (including, form of global note representing $250,000,000 6.05% Senior Notes due 2013)	Valero L.P.’s Current Report on Form 8-K filed May 9, 2003, Exhibit 4.1

4.18	Registration Rights Agreement, dated March 18, 2003, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and the initial purchasers of Valero Logistics Operations, L.P. 6.05% Senior Notes due 2013	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.10

10.01	Amended and Restated Credit Agreement dated as of December 15, 2000, as amended March 6, 2003, among Valero Logistics Operations, L.P., the Lenders party thereto, and JPMorgan Chase Manhattan Bank, as Administrative Agent, Royal Bank of Canada, as Syndication Agent, Suntrust Bank and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, JPMorgan Securities Inc., as Arranger	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2002, Exhibit 10.1

10.02	5-Year Revolving Credit Agreement dated as of December 20, 2004 among Valero Logistics Operations, L.P., Valero L.P., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Suntrust Bank, as Syndication Agent, and Barclays Bank PLC, Mizuho Corporate Bank Ltd., and Royal Bank of Canada, as Co-Documentation Agents	*

+10.03	Valero GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan	*

+10.04	Valero GP, LLC Amended and Restated 2002 Unit Option Plan	*

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.05	Valero GP, LLC Amended and Restated 2000 Long-Term Incentive Plan	*

+10.06	Form of Restricted Unit Agreement under the Valero GP, LLC Amended and Restated 2000 Long-Term Incentive Plan	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Exhibit 10.4

+10.07	Form of Unit Option Award Agreement under the Valero GP, LLC Amended and Restated 2000 Long-Term Incentive Plan	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Exhibit 10.6

+10.08	Valero GP, LLC Short-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.4

+10.09	Valero GP, LLC Intermediate-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.9

+10.10	Performance Award Agreement dated January 22, 2003 between Curtis V. Anastasio and Valero Energy Corporation	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2003, Exhibit 10.8

10.11	Pipelines and Terminals Usage Agreement by and among Ultramar Diamond Shamrock Corporation, Shamrock Logistics Operations, L.P., Shamrock Logistics, L.P., Riverwalk Logistics, L.P. and Shamrock Logistics GP, LLC, dated April 16, 2001	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 10.6

10.12	Omnibus Agreement by and among Ultramar Diamond Shamrock Corporation, Shamrock Logistics Operations, L.P., Shamrock Logistics, L.P., Riverwalk Logistics, L.P. and Shamrock Logistics GP, LLC, dated effective as of April 16, 2001	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 10.7

10.13	First Amendment to Omnibus Agreement, effective April 16, 2001	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 10.11

Exhibit Number	Description	Incorporated by Reference to the Following Document
10.14	Amended and Restated Services Agreement among Diamond Shamrock Refining and Marketing Company, Valero L.P., Valero Logistics Operations, L.P., Riverwalk Logistics, L.P. and Valero GP, LLC, dated as of April 1, 2004	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Exhibit 10.1

10.15	Operating Agreement by and between Shamrock Logistics Operations, L.P. and Valero Pipeline Company, dated January 1, 2002	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 10.13

10.16	Contribution Agreement by and among Valero Refining Company–California, UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2002, Exhibit 10.13

10.17	Contribution Agreement by and among Valero Refining Company–Texas, L.P., UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2002, Exhibit 10.14

10.18	Contribution Agreement by and among Valero Pipeline Company, UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2002, Exhibit 10.15

10.19	Handling and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.1

10.20	Amendment Number One to the Handling and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., effective as of April 27, 2004	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Exhibit 10.3

10.21	Services and Secondment Agreement between Valero Refining-Texas, L.P. and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.3

10.22	Services and Secondment Agreement between Valero Refining Company-California and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.2

Exhibit Number	Description	Incorporated by Reference to the Following Document
10.23	Throughput Commitment Agreement by and among Valero Marketing and Supply Company, Valero Logistics Operations, L.P. and Valero L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.4

10.24	Terminalling Agreement (Edinburg) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.5

10.25	Terminalling Agreement (Houston Asphalt) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.6

10.26	Terminalling Agreement (Hobby Airport) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.7

10.27	Terminalling Agreement (Placedo) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.8

10.28	Terminalling Agreement (San Antonio East) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.9

10.29	Terminal Storage and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operation, L.P. effective as of January 15, 2004	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Exhibit 10.2

10.30	Terminal Agreement (Corpus Christi Crude Terminal) between Valero Marketing Supply Company and Valero Logistics Operation, L.P. effective as of January 1, 2004	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Exhibit 10.4

12.01	Statement of Computation of Ratio of Earnings to Fixed Charges	*

14.01	Code of Ethics for Senior Financial Officers	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2003, Exhibit 14.1

21.01	List of subsidiaries of Valero L.P.	*

Exhibit Number	Description	Incorporated by Reference to the Following Document
23.01	Consent of KPMG LLP, dated March 11, 2005	*

23.02	Consent of Ernst & Young LLP, dated March 11, 2005	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)	*

32.01	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)	*

99.01	Audit Committee Pre-Approval Policy	*

99.02	Report of Independent Registered Public Accountants, Balance Sheet— December 31, 2004 and Notes to Balance Sheet— December 31, 2004 of Riverwalk Logistics, L.P.	*

*	Filed herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(c) of Form 10-K.

Copies of exhibits filed as a part of this Form 10-K may be obtained by unitholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct inquiries to Corporate Secretary, Valero L.P., P.O. Box 696000, San Antonio, Texas 78269-0600.

Disclosures Required by Section 303A.12 of the NYSE Listed Company Manual. Section 303A.12 of the NYSE Listed Company Manual requires the chief executive officer (“CEO”) of each listed company to certify to the NYSE each year that he or she is not aware of any violation by the listed company of any of the NYSE corporate governance listing standards. The CEO of Valero L.P. submitted the required certification without qualification to the NYSE as of November 24, 2004. In addition, the CEO certification and the chief financial officer’s certification required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “SOX 302 Certifications”) with respect to Valero L.P.’s disclosures in its Form 10-K for the year ended December 31, 2003 were filed as Exhibit 31.01 to Valero L.P.’s Form 10-K for the year ended December 31, 2003. The SOX 302 Certifications with respect to Valero L.P.’s disclosures in its Form 10-K for the year ended December 31, 2004 are being filed as Exhibit 31.01 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERO L.P. (Registrant)

By:	Riverwalk Logistics, L.P., its general partner
	By:	Valero GP, LLC, its general partner

By:		/s/ CURTIS V. ANASTASIO
(Curtis V. Anastasio) President and Chief Executive Officer

March 15, 2005

By:		/s/ STEVEN A. BLANK
(Steven A. Blank) Senior Vice President and Chief Financial Officer

March 15, 2005

By:		/s/ CLAYTON E. KILLINGER
(Clayton E. Killinger) Vice President and Controller

March 15, 2005

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

Signature	Title	Date

/s/ WILLIAM E. GREEHEY (William E. Greehey)	Chairman of the Board	March 11, 2005

/s/ CURTIS V. ANASTASIO (Curtis V. Anastasio)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2005

/s/ STEVEN A. BLANK (Steven A. Blank)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2005

/s/ CLAYTON E. KILLINGER (Clayton E. Killinger)	Vice President and Controller (Principal Accounting Officer)	March 11, 2005

/s/ WILLIAM R. KLESSE (William R. Klesse)	Director	March 11, 2005

/s/ GREGORY C. KING (Gregory C. King)	Director	March 11, 2005

/s/ H. FREDERICK CHRISTIE (H. Frederick Christie)	Director	March 11, 2005

/s/ DAN J. HILL (Dan J. Hill)	Director	March 11, 2005

/s/ RODMAN D. PATTON (Rodman D. Patton)	Director	March 11, 2005

/s/ ROBERT A. PROFUSEK (Robert A. Profusek)	Director	March 11, 2005