Form 10-Q
period 2005-03-31
VALERO L P
filed 2005-05-10
CIK 1110805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of common and subordinated units outstanding as of April 30, 2005 was 13,442,072 and 9,599,322, respectively.

VALERO L.P. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,798	$16,147
Receivable from Valero Energy	18,945	19,195
Accounts receivable	2,115	3,395
Other current assets	2,114	1,242

Total current assets	31,972	39,979

Property and equipment	985,645	981,360
Less accumulated depreciation and amortization	(204,936)	(196,361)

Property and equipment, net	780,709	784,999
Goodwill	4,715	4,715
Investment in Skelly-Belvieu Pipeline Company	16,052	15,674
Other noncurrent assets, net	14,212	12,140

Total assets	$847,660	$857,507

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$32,524	$990
Payable to Valero Energy	3,338	4,166
Accounts payable and other accrued liabilities	12,071	16,055
Accrued interest payable	2,208	7,693
Taxes other than income taxes	2,312	4,705

Total current liabilities	52,453	33,609

Long-term debt, less current portion	352,533	384,171
Other long-term liabilities	5,032	1,416

Partners’ equity:
Common units (13,442,072 outstanding)	310,142	310,507
Subordinated units (9,599,322 outstanding)	117,700	117,968
General partner’s equity	9,800	9,836

Total partners’ equity	437,642	438,311

Total liabilities and partners’ equity	$847,660	$857,507

See Condensed Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit Data)

	Three Months Ended March 31,
	2005	2004
Revenues	$56,635	$52,324

Costs and expenses:
Operating expenses	19,685	17,908
General and administrative expenses	3,503	1,999
Depreciation and amortization	8,732	7,874

Total costs and expenses	31,920	27,781

Operating income	24,715	24,543
Equity income from Skelly-Belvieu Pipeline Company	378	553
Interest and other expense, net	(5,829)	(5,126)

Net income	$19,264	$19,970

Allocation of net income:
Net income	$19,264	$19,970
General partner’s interest in net income	(1,476)	(1,489)

Limited partners’ interest in net income	$17,788	$18,481

Basic and diluted net income per unit applicable to limited partners	$0.77	$0.80

Weighted-average number of basic and diluted limited partnership units outstanding	23,041,394	23,041,394

Cash distributions per unit applicable to limited partners	$0.80	$0.80

See Condensed Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$19,264	$19,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,732	7,874
Equity income from Skelly-Belvieu Pipeline Company	(378)	(553)
Distributions of equity income from Skelly-Belvieu Pipeline Company	—	553
Changes in operating assets and liabilities:
Decrease (increase) in receivable from Valero Energy	250	(5,952)
Decrease in accounts receivable	1,280	1,824
Increase in other current assets	(872)	(821)
Decrease in accounts payable and other accrued liabilities	(9,870)	(2,856)
Decrease in payable to Valero Energy	(828)	(5,044)
Decrease in taxes other than income taxes	(2,393)	(1,876)
Other, net	115	57

Net cash provided by operating activities	15,300	13,176

Cash Flows from Investing Activities:
Reliability capital expenditures	(1,425)	(1,717)
Expansion capital expenditures	(2,860)	(9,840)
Acquisitions	—	(28,085)
Pre-acquisition costs – Kaneb	(1,954)	—
Other	—	193

Net cash used in investing activities	(6,239)	(39,449)

Cash Flows from Financing Activities:
Long-term borrowings, net of issuance costs	4,000	43,000
Long-term debt repayments	(466)	(450)
Distributions to unitholders and general partner	(19,944)	(18,408)

Net cash provided by (used in) financing activities	(16,410)	24,142

Net decrease in cash and cash equivalents	(7,349)	(2,131)
Cash and cash equivalents at the beginning of the period	16,147	15,745

Cash and cash equivalents at the end of the period	$8,798	$13,614

Supplemental cash flow information:
Cash paid during the period for interest	$11,546	$11,451

See Condensed Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2005 and 2004 included in these Condensed Notes to Consolidated Financial Statements is derived from Valero L.P.’s unaudited consolidated financial statements. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated financial statements as of that date. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in Valero L.P.’s Annual Report on Form 10-K for the year ended December 31, 2004.

FASB Interpretation No. 47

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Since the obligation to perform the asset retirement activity is unconditional, FIN 47 provides that a liability for the fair value of a conditional asset retirement obligation should be recognized if that fair value can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation under FASB Statement No. 143. FIN 47 is effective for fiscal years ending after December 15, 2005, and is not expected to affect Valero L.P.’s financial position or results of operations.

2. PROPOSED TRANSACTION

On October 31, 2004, Valero L.P., Kaneb Services LLC (KSL), and Kaneb Pipe Line Partners, L.P. (KPP) entered into definitive merger agreements whereby Valero L.P. will acquire KSL and KPP (the Kaneb Mergers).

On March 11, 2005, Valero L.P. unitholders holding a majority of Valero L.P.’s outstanding units voted to approve the issuance of Valero L.P. common units to acquire KPP. Also on March 11, 2005, the KPP unitholders and the KSL shareholders (other than Valero L.P., KSL, KPP and their respective affiliates) holding a majority of the outstanding KPP units and KSL shares voted to approve the Kaneb Mergers.

Both of the Kaneb Mergers are contingent upon the completion of the other and are subject to customary regulatory approvals, including those under the Hart-Scott-Rodino Antitrust Improvements Act. Management expects the transaction to close during the second quarter of 2005.

3. LONG-TERM DEBT

$175.0 Million Revolving Credit Facility

As of March 31, 2005, Valero Logistics had outstanding borrowings of $32.0 million under its $175.0 million revolving credit facility with a maturity date of January 15, 2006. The weighted-average interest rate related to outstanding borrowings under the revolving credit facility during the three months ended March 31, 2005 and 2004 was 3.5% and 2.1%, respectively. As of March 31, 2005, Valero Logistics had $143.0 million available under its revolving credit facility.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 20, 2004, Valero L.P. entered into a 5-year Revolving Credit Agreement (the “2005 Revolving Credit Agreement”), which is subject to completion of the Kaneb Mergers, with aggregate commitments of $400.0 million and a maturity date five years after the effective date (as defined in the 2005 Revolving Credit Agreement). Once the 2005 Revolving Credit Agreement becomes effective, the amounts outstanding under the $175.0 Million Revolving Credit Agreement will be paid in full and that facility will be terminated.

Interest Rate Swaps

As of March 31, 2005, the weighted-average interest rate for the interest rate swaps was 5.7%. As of March 31, 2005 and December 31, 2004, the aggregate estimated fair value of the interest rate swaps included in other long-term liabilities in the consolidated balance sheets was $4.9 million and $1.2 million, respectively.

Other Long-term Debt

During the three months ended March 31, 2005, Valero Logistics repaid $0.5 million on the note payable to the Port of Corpus Christi Authority of Nueces County, Texas.

4. RELATED PARTY TRANSACTIONS

Valero L.P. has related party transactions with Valero Energy Corporation (Valero Energy) for pipeline tariff, terminalling fee and crude oil storage tank rent and fee revenues, certain employee costs, insurance costs, operating expenses, administrative costs and rent expense. The receivable from Valero Energy represents amounts due for pipeline tariff, terminalling fee and tank rent and fee revenues, and the payable to Valero Energy represents amounts due for employee costs, insurance costs, operating expenses, administrative costs and rent expense.

Under the terms of the amended Services Agreement, Valero L.P. reimburses Valero Energy for payroll costs of employees working on behalf of Valero L.P. Additionally, Valero Energy charges Valero L.P. an administrative services fee.

Valero L.P.’s share of allocated Valero Energy employee benefit plan expenses, excluding compensation expense related to restricted common units and unit options, was $2.9 million and $2.1 million for the three months ended March 31, 2005 and 2004, respectively. These employee benefit plan expenses and the related payroll costs are included in operating expenses and general and administrative expenses.

The following table summarizes the results of transactions with Valero Energy:

	Three Months Ended March 31,
	2005	2004
	(Thousands of Dollars)
Revenues	$55,341	$51,445
Operating expenses	8,041	6,957
General and administrative expenses	2,757	1,203

5. PARTNERS’ EQUITY

Outstanding Equity

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

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Distributions

On January 27, 2005, Valero L.P. declared a quarterly distribution of $0.80 per unit paid on February 14, 2005 to unitholders of record on February 7, 2005. On April 26, 2005, Valero L.P. declared a quarterly distribution of $0.80 per unit to be paid on May 13, 2005 to unitholders of record on May 6, 2005.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

	Three Months Ended March 31,
	2005	2004
	(Thousands of Dollars, Except Unit Data)

General partner interest	$399	$399
General partner incentive distribution	1,112	1,112

Total general partner distribution	1,511	1,511
Limited partners’ distribution	18,433	18,433

Total cash distributions	$19,944	$19,944

Cash distributions per unit applicable to limited partners	$0.80	$0.80

6. SEGMENT INFORMATION

Segment information for Valero L.P.’s four reportable segments was as follows:

	Three Months Ended March 31,
	2005	2004
	(Thousands of Dollars)
Revenues:
Crude oil pipelines	$13,185	$12,792
Refined product pipelines	22,182	20,526
Refined product terminals	9,937	8,810
Crude oil storage tanks	11,331	10,196

Total revenues	$56,635	$52,324

Operating expenses:
Crude oil pipelines	$3,823	$3,234
Refined product pipelines	9,303	8,538
Refined product terminals	4,497	4,333
Crude oil storage tanks	2,062	1,803

Total operating expenses	$19,685	$17,908

Operating income:
Crude oil pipelines	$8,216	$8,460
Refined product pipelines	9,022	8,210
Refined product terminals	3,581	3,345
Crude oil storage tanks	7,399	6,527

Total segment operating income	$28,218	$26,542

Less general and administrative expenses	3,503	1,999

Total operating income	$24,715	$24,543

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total assets by reportable segment were as follows:

	March 31, 2005	December 31, 2004
	(Thousands of Dollars)
Crude oil pipelines	$127,141	$127,668
Refined product pipelines	343,986	347,008
Refined product terminals	145,406	145,966
Crude oil storage tanks	209,329	209,919

Total segment assets	$825,862	$830,561

General partnership assets (including current assets and other noncurrent assets)	21,798	26,946

Total consolidated assets	$847,660	$857,507

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect Valero L.P.’s current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect Valero L.P.’s current views with regard to future events and are subject to various risks, uncertainties and assumptions including:

•	Any reduction in the quantities of crude oil and refined products transported in Valero L.P.’s pipelines or handled at Valero L.P.’s terminals and storage tanks;

•	Any significant decrease in the demand for refined products in the markets served by Valero L.P.’s pipelines and terminals;

•	Any material decline in production by any of Valero Energy’s McKee, Three Rivers, Corpus Christi East, Corpus Christi West, Texas City, Paulsboro, Benicia, or Ardmore refineries;

•	Any downward pressure on market prices caused by new competing refined product pipelines that could cause Valero Energy to decrease the volumes transported in Valero L.P.’s pipelines;

•	Any challenges to Valero L.P.’s tariffs or changes in state or federal ratemaking methodology;

•	Any changes in laws and regulations to which Valero L.P. is subject, including federal, state and local tax laws, safety, environmental and employment laws;

•	Overall economic conditions;

•	Any material decrease in the supply of or material increase in the price of crude oil available for transport through Valero L.P.’s pipelines and storage in Valero L.P.’s storage tanks;

•	Inability to expand Valero L.P.’s business and acquire new assets as well as to attract third-party shippers;

•	Conflicts of interest with Valero Energy;

•	The loss of Valero Energy as a customer or a significant reduction in its current level of throughput and storage with Valero L.P.;

•	Any inability to borrow additional funds;

•	Any substantial costs related to environmental risks, including increased costs of compliance;

•	Any change in the credit ratings assigned to Valero Logistics’ indebtedness;

•	Any change in the credit rating assigned to Valero Energy’s indebtedness;

•	Any reductions in space allocated to Valero L.P. in interconnecting third-party pipelines;

•	Any material increase in the price of natural gas;

•	Inability to successfully complete the announced mergers with Kaneb Services LLC and Kaneb Pipe Line Partners, L.P. (together, Kaneb) or integrate Kaneb’s operations;

•	Terrorist attacks, threats of war or terrorist attacks or political or other disruptions that limit crude oil production; and

•	Accidents or unscheduled shutdowns affecting Valero L.P.’s pipelines, terminals, machinery, or equipment, or those of Valero Energy.

If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, Valero L.P.’s actual results may vary materially from those described in any forward-looking statement. Readers are cautioned not to place undue reliance on this forward-looking information, which is as of the date of the Form 10-Q. Valero L.P. does not intend to update these statements unless it is required by the securities laws to do so, and it undertakes no obligation to publicly release the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview

Valero L.P. provides transportation and storage services to Valero Energy and other unrelated customers. Valero L.P. provides these services with its crude oil and refined product pipelines, refined product terminals and crude oil storage tanks located near or connected to nine of Valero Energy’s refineries.

Valero L.P.’s operations are affected by:

•	company-specific factors, such as integrity issues and maintenance requirements that impact throughput rates; and

•	factors, such as refinery utilization rates and maintenance turnaround schedules that impact the operations of Valero Energy’s refineries served by Valero L.P.’s assets.

Valero L.P.’s profitability and its ability to pay distributions to its limited and general partners are substantially determined by throughput volumes moving through its assets and the tariffs and fees Valero L.P. charges. During the first quarter of 2005, Valero L.P. benefited from higher revenues due to increased throughputs in the crude oil storage segment, strategic acquisitions and capital projects. Offsetting the increases in revenues were higher costs related primarily to the amendment of the Services Agreement with Valero Energy and increased headcount and services. Valero L.P reported net income per unit applicable to limited partners of $0.77 and declared a cash distribution per unit applicable to limited partners of $0.80.

Results of Operations

First Quarter 2005 Compared to First Quarter 2004

Financial Highlights

(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2005	2004	Change
Statement of Income Data:
Revenues	$56,635	$52,324	$4,311

Costs and expenses:
Operating expenses	19,685	17,908	1,777
General and administrative expenses	3,503	1,999	1,504
Depreciation and amortization	8,732	7,874	858

Total costs and expenses	31,920	27,781	4,139

Operating income	24,715	24,543	172
Equity income from Skelly-Belvieu Pipeline Company	378	553	(175)
Interest and other expense, net	(5,829)	(5,126)	(703)

Net income	19,264	19,970	(706)
Less net income applicable to general partner	(1,476)	(1,489)	13

Net income applicable to the limited partners’ interest	$17,788	$18,481	$(693)

Net income per unit applicable to limited partners limited partners	$0.77	$0.80	$(.03)

Weighted-average number of limited partnership units outstanding partnership units outstanding	23,041,394	23,041,394	—

	March 31, 2005	December 31, 2004	Change
Balance Sheet Data:
Long-term debt, including current portion (1)	$385,057	$385,161	$(104)
Partners’ equity (2)	437,642	438,311	(669)
Debt-to-capitalization ratio (1) / ((1)+(2))	46.8%	46.8%	—

Segment Operating Data

Segment Operating Highlights

(Thousands of Dollars, Except Barrel/Day Information)

	Three Months Ended March 31,
	2005	2004	Change
Crude Oil Pipelines:
Throughput (barrels/day)	381,086	381,832	(746)
Revenues	$13,185	$12,792	$393
Operating expenses	3,823	3,234	589
Depreciation and amortization	1,146	1,098	48

Segment operating income	$8,216	$8,460	$(244)

Refined Product Pipelines:
Throughput (barrels/day)	443,993	437,207	6,786
Revenues	$22,182	$20,526	$1,656
Operating expenses	9,303	8,538	765
Depreciation and amortization	3,857	3,778	79

Segment operating income	$9,022	$8,210	$812

Refined Product Terminals:
Throughput (barrels/day)(a)	253,531	254,950	(1,419)
Revenues	$9,937	$8,810	$1,127
Operating expenses	4,497	4,333	164
Depreciation and amortization	1,859	1,132	727

Segment operating income	$3,581	$3,345	$236

Crude Oil Storage Tanks:
Throughput (barrels/day)	505,643	461,102	44,541
Revenues	$11,331	$10,196	$1,135
Operating expenses	2,062	1,803	259
Depreciation and amortization	1,870	1,866	4

Segment operating income	$7,399	$6,527	$872

Consolidated Information:
Revenues	$56,635	$52,324	$4,311
Operating expenses	19,685	17,908	1,777
Depreciation and amortization	8,732	7,874	858

Total segment operating income	28,218	26,542	1,676
Less general and administrative expenses	3,503	1,999	1,504

Consolidated operating income	$24,715	$24,543	$172

(a)	During the three months ended March 31, 2004, Valero L.P. completed the Royal Trading asphalt terminals acquisition. The throughput related to these assets included in the table above is calculated based on throughput for the period from the date of acquisition February 20, 2004 through March 31, 2004, divided by the number of days in the quarter.

General

Net income and net income per unit applicable to the limited partners for the first quarter of 2005 decreased 4% compared to the first quarter of 2004 despite an increase in revenues of 8% for the same period. This decrease was primarily attributable to higher costs as follows:

•	Increased operating expenses due to:

•	Higher internal overhead costs primarily due to the amendment to the Services Agreement with Valero Energy and costs incurred to support the actual and continued growth of Valero L.P.

•	Higher environmental expense related to spills on two pipelines; and

•	Higher power costs as a result of higher natural gas prices.

•	Increased general and administrative expenses primarily due to the amendment to the Services Agreement with Valero Energy effective April 1, 2004. In addition, general and administrative expenses were higher due to increased variable compensation expense, increased headcount to support the actual and continued growth of Valero L.P. and pre-acquisition costs associated with the Kaneb Mergers.

•	Increased interest expense resulting primarily from less interest income from interest rate swaps as interest rates were higher for the first quarter of 2005.

•	Increased depreciation expense relating to the acquisition of the Royal Trading asphalt terminals on February 20, 2004, and the commencement of operations of the Dos Laredos pipeline system on June 1, 2004.

Revenues were higher primarily due to the following:

•	Increased crude oil storage tank throughputs due to improved throughputs at Valero Energy’s Benicia and Texas City refineries.

•	The commencement of operations on June 1, 2004 of the Dos Laredos pipeline system.

•	The acquisition of the Royal Trading asphalt terminals on February 20, 2004.

Crude Oil Pipelines Segment

Revenues increased 3% due to increased throughputs from the addition of a new supplier to Valero Energy’s Ardmore refinery. Increased revenues were offset by lower throughputs from Valero Energy resulting from an unplanned outage of the alkylation unit at Valero Energy’s McKee refinery.

Operating expenses increased 18% due to higher overhead costs related to the Services Agreement with Valero Energy and increased headcount.

Refined Product Pipelines Segment

Revenues increased 8% due to commencement of operations of the Dos Laredos pipeline system, which began operations on June 1, 2004, and increased throughputs in the Denver pipeline system resulting from higher throughputs from Valero Energy’s McKee refinery to the Denver market and additional volumes from other suppliers.

Operating expenses increased 9% due to higher overhead costs resulting from the amendment to the Services Agreement with Valero Energy and higher environmental expense related to spills on two refined product pipelines. Lower regulatory and maintenance expense and lower chemical expense partially offset the above operating expense increases.

Refined Product Terminals Segment

Revenues increased 13% primarily due to a full quarter of operations of Royal Trading asphalt terminals and higher additive rates, which became effective April 1, 2004.

Operating expenses increased 4% due to higher payroll and related expenses related to the acquisition of the Royal Trading asphalt terminals and higher overhead costs resulting from the amendment to the Services Agreement with Valero Energy. Partially offsetting those increases were decreased regulatory and maintenance expense due to the timing of regulatory maintenance and decreased ad valorem taxes associated with tax settlements.

Depreciation and amortization expense increased due to the acquisition of the Royal Trading asphalt terminals on February 20, 2004, and the commencement of operations of the Dos Laredos pipeline system.

Crude Oil Storage Tanks Segment

Revenues increased 11% due to increased throughputs at Valero Energy’s Benicia and Texas City refineries. Operating expenses increased primarily due to higher regulatory and maintenance expense due to the timing of regulatory maintenance.

Outlook

In April 2005, two of Valero Energy’s refineries served by Valero L.P. underwent previously announced, plant-wide turnarounds. As a result, throughputs and consequently net income for the quarter ended June 30, 2005 is expected to be slightly lower than for the quarter ended March 31, 2005.

Exclusive of the combined results from the Kaneb Mergers, Valero L.P. expects higher earnings for the second half of the year compared to the first half of the year resulting from increases in pipeline tariffs, which go into effect on July 1, 2005, fewer turnarounds at the Valero Energy refineries served by Valero L.P., and higher throughputs due to increased seasonal demand. Additionally, Valero L.P. expects to increase the quarterly cash distribution per unit applicable to limited partners to $0.855 after the Kaneb Mergers are completed.

Liquidity and Capital Resources

General

Cash generated from operations and borrowings under the Credit Facility are Valero L.P.’s primary sources of liquidity. At March 31, 2005, Valero L.P. had a working capital deficit of $20.5 million and had $143.0 million available under its revolving credit facility. The decrease in working capital from $6.4 million at December 31, 2004 was primarily the result of the classification of $32.0 million of outstanding borrowings under the $175.0 Million Revolving Credit Facility as a current liability due to its maturity date of January 15, 2006. On December 20, 2004, Valero L.P. entered into a 5-year Revolving Credit Agreement (the “2005 Revolving Credit Agreement”), which is subject to completion of the Kaneb Mergers, with aggregate commitments of $400.0 million and a maturity date five years after the effective date (as defined in the 2005 Revolving Credit Agreement). Once the 2005 Revolving Credit Agreement becomes effective, the amounts outstanding under the $175.0 Million Revolving Credit Agreement will be paid in full and that facility will be terminated.

$175.0 Million Revolving Credit Facility

As of March 31, 2005, Valero Logistics had outstanding borrowings of $32.0 million under its $175.0 million revolving credit facility. The weighted-average interest rate related to outstanding borrowings under the revolving credit facility during the three months ended March 31, 2005 and 2004 was 3.5% and 2.1%, respectively.

Cash Flows for the Three Months Ended March 31, 2005 and 2004

Net cash provided by operating activities for the three months ended March 31, 2005 was $15.3 million compared to $13.2 million for the first three months of 2004. The increase in cash generated from operating activities is primarily due to lower working capital requirements due to the changes in the Receivable from Valero Energy and the Payable to Valero Energy partially offset by a reduction in accounts payable and accrued liabilities. Also affecting net cash provided by operating activities were an increase in depreciation expense and a decrease in net income for the reasons previously discussed above under “Results of Operations”.

The net cash generated by operating activities combined with available cash on hand were used primarily to fund the distributions to the unitholders and the general partner of $19.9 million. Additionally, Valero L.P. used cash from those sources in combination with proceeds from the issuance of long-term debt totaling $4.0 million to fund capital expenditures totaling $4.3 million and pre-acquisition costs associated with the Kaneb Mergers totaling $2.0 million.

As discussed above, net cash provided by operating activities for the first three months of 2004 was $13.2 million. The net cash provided by operations, combined with available cash on hand were used primarily to fund the distribution to the unitholders and the general partner of $18.4 million. Additionally, Valero L.P. used cash from those sources in combination with proceeds from the issuance of long-term debt totaling $43 million to fund $11.6 million of capital expenditures and the acquisition of asphalt terminals from Royal Trading totaling $28.1 million.

Capital Requirements

The petroleum pipeline and terminalling industry is capital-intensive, requiring significant investments to maintain, upgrade or enhance existing operations and to comply with environmental and safety laws and regulations. Valero L.P.’s capital expenditures consist primarily of:

•	reliability capital expenditures, such as those required to maintain equipment reliability and safety and to address environmental and safety regulations; and

•	expansion capital expenditures, such as those related to pipeline capacity and to construct new pipelines, terminals and storage tanks. In addition, expansion capital expenditures may include acquisitions of pipelines, terminals or storage tank assets.

During the first quarter of 2005, Valero L.P. incurred reliability capital expenditures of $1.4 million primarily related to tank and pipeline pump station improvements at numerous locations. Expansion capital expenditures of $2.9 million during the first quarter of 2005 were primarily related to pipeline expansion projects in South Texas.

For 2005, Valero L.P. expects to incur approximately $58.0 million of capital expenditures including approximately $15.0 million for reliability capital expenditures, and approximately $43.0 million for expansion capital expenditures, primarily related to pipeline expansion projects in South Texas. Valero L.P. continuously evaluates its capital budget and makes changes as economic conditions warrant.

Other

Valero L.P. is subject to extensive federal, state and local environmental and safety laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures, pipeline integrity and operator qualifications. Because environmental and safety laws and regulations are becoming more complex and stringent and new environmental and safety laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental, health and safety matters is expected to increase. As of March 31, 2005, Valero L.P. has accrued $0.8 million for environmental matters, which is expected to be spent over the next two years.

Valero L.P.’s primary cash requirements are for reliability and expansion capital expenditures, acquisitions, distributions to partners, debt service and normal operating expenses. Valero L.P. believes it typically generates sufficient cash from its current operations to fund day-to-day operating and general and administrative expenses, reliability capital expenditures and its distribution requirements. Valero L.P. also has available borrowing capacity under its existing revolving credit facility and, to the extent necessary, can raise additional funds through equity or debt offerings under its $750.0 million universal shelf registration statement to fund its strategic capital expenditures, as necessary, or other cash requirements not funded from operations. However, there can be no assurance regarding the availability of any future financings or whether such financings can be made available on terms acceptable to Valero L.P.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table provides information about Valero Logistics’ long-term debt and interest rate derivative instruments, all of which are sensitive to changes in interest rates. For long-term debt, principal cash flows and related weighted-average interest rates by expected maturity dates are presented. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted-average floating rates are based on implied forward rates in the yield curve at the reporting date.

	March 31, 2005
	Expected Maturity Dates
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$524	$566	$611	$660	$713	$355,650	$358,725	$381,434
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	6.3%	6.3%
Variable rate	$—	$32,000	$—	$—	$—	$—	$32,000	$32,000
Average interest rate	—	3.8%	—	—	—	—	3.8%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(4,880)
Average pay rate	5.7%	6.3%	6.5%	6.6%	6.8%	7.0%	6.6%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%

	December 31, 2004
	Expected Maturity Dates
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(in thousands, except interest rates)
Long-term Debt:
Fixed rate	$990	$566	$611	$660	$713	$355,652	$359,192	$389,933
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	6.3%	6.3%
Variable rate	$—	$28,000	$—	$—	$—	$—	$28,000	$28,000
Average interest rate	—	3.4%	—	—	—	—	3.4%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(1,217)
Average pay rate	5.1%	5.7%	6.0%	6.2%	6.6%	7.0%	6.4%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Valero L.P.’s management has evaluated, with the participation of the principal executive officer and principal financial officer of Valero GP, LLC, the effectiveness of Valero L.P.’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that Valero L.P.’s disclosure controls and procedures were effective as of March 31, 2005 in ensuring that information required to be disclosed by Valero L.P. in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of Valero L.P.’s unitholders was held on March 11, 2005. Unitholders met to consider the issuance of Valero L.P. common units pursuant to the Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P. and Kaneb Pipe Line Partners, L.P., a Delaware limited partnership (KPP) and certain of their respective affiliated parties (the KPP Agreement). Under the terms of the KPP Agreement, a wholly owned subsidiary of Valero L.P. will merge with KPP, with the surviving entity being a wholly owned subsidiary of Valero L.P. (the KPP Merger). Upon completion of the KPP Merger, each KPP unit will be converted into the right to receive a number of Valero L.P. common units based on an exchange ratio formula providing Valero L.P. common units worth $61.50 per KPP unit within a specified “collar” range of Valero L.P. common unit market prices (plus or minus five percent of $57.25), measured over a period prior to closing. Should Valero L.P.’s average per unit price during the measurement period be equal to or less than $54.39 per unit, the exchange ratio will be fixed at 1.1307 Valero L.P. common units for each KPP unit. Should Valero L.P.’s average per unit price during the measurement period be equal to or greater than $60.11 per unit, the exchange ratio will be fixed at 1.0231 Valero L.P. common units for each KPP unit.

The proposal to issue Valero L.P. common units pursuant to the KPP Agreement passed. Voting results were as follows:

For:	16,956,774
Against:	66,800
Abstain:	36,855
Broker Non-Votes:	n/a

Item 6. Exhibits

Exhibit 12.01	Statement of Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERO L.P.

(Registrant)

By: Riverwalk Logistics, L.P., its general partner

By: Valero GP, LLC, its general partner

By:	/s/ Curtis V. Anastasio
Curtis V. Anastasio
President and Chief Executive Officer
May 10, 2005

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President and Chief Financial Officer
May 10, 2005

By:	/s/ Clayton E. Killinger
Clayton E. Killinger
Vice President and Controller
May 10, 2005