Form 10-Q/A
period 2005-03-31
VALERO L P
filed 2005-08-09
CIK 1110805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On May 10, 2005, Valero L.P. (the “Registrant”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (“First Quarter 2005 Form 10-Q”). This Amendment No. 1 to the First Quarter 2005 Form 10-Q is being filed to include the complete form of the certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Section 302 Certifications”). The certifications of the principal executive and principal financial officers of the Registrant that were filed with the First Quarter 2005 Form 10-Q on May 10, 2005 inadvertently omitted a portion of the text required in paragraph 4 of the Section 302 Certifications (specifically, subparagraph 4(b) and a portion of the introductory language of paragraph 4). In addition, the certifications required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 (the “Section 906 Certifications”) are being filed to include the correct date for the quarter end. No revisions have been made to the Registrant’s financial statements or any other disclosure contained in the First Quarter 2005 Form 10-Q.

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

VALERO L.P.

(Registrant)

By: Riverwalk Logistics, L.P., its general partner

By: Valero GP, LLC, its general partner

By:	/s/ Curtis V. Anastasio
Curtis V. Anastasio
President and Chief Executive Officer
August 8, 2005

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President and Chief Financial Officer
August 8, 2005

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
August 8, 2005