Form 10-Q
period 2005-06-30
VALERO L P
filed 2005-08-09
CIK 1110805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☒    No  ☐

The number of common and subordinated units outstanding as of July 31, 2005 was 37,210,823 and 9,599,322, respectively.

VALERO L.P. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,612	$16,147
Receivable from Valero Energy	19,666	19,195
Accounts receivable	2,393	3,395
Other current assets	1,658	1,242
Total current assets	45,329	39,979

Property and equipment	995,900	981,360
Less accumulated depreciation and amortization	(213,564)	(196,361)
Property and equipment, net	782,336	784,999
Goodwill	4,715	4,715
Investment in Skelly-Belvieu Pipeline Company	16,360	15,674
Other noncurrent assets, net	19,935	12,140
Total assets	$868,675	$857,507

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$524	$990
Payable to Valero Energy	4,536	4,166
Accounts payable and other accrued liabilities	18,227	16,055
Accrued interest payable	7,799	7,693
Taxes other than income taxes	3,430	4,705
Total current liabilities	34,516	33,609

Long-term debt, less current portion	397,459	384,171
Other long-term liabilities	121	1,416

Partners’ equity:
Common units (13,442,072 outstanding)	309,337	310,507
Subordinated units (9,599,322 outstanding)	117,105	117,968
General partner’s equity	10,137	9,836
Total partners’ equity	436,579	438,311
Total liabilities and partners’ equity	$868,675	$857,507

See Condensed Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$58,306	$55,707	$114,941	$108,031

Costs and expenses:
Operating expenses	21,645	20,212	41,330	38,120
General and administrative expenses	3,561	2,646	7,064	4,645
Depreciation and amortization	8,791	8,249	17,523	16,123
Total costs and expenses	33,997	31,107	65,917	58,888

Operating income	24,309	24,600	49,024	49,143
Equity income from Skelly-Belvieu Pipeline Company	421	177	799	730
Interest and other expense, net	(5,878)	(5,071)	(11,707)	(10,197)

Net income	$18,852	$19,706	$38,116	$39,676

Allocation of net income:
Net income	$18,852	$19,706	$38,116	$39,676
General partner’s interest in net income	(1,847)	(1,484)	(3,323)	(2,973)

Limited partners’ interest in net income	$17,005	$18,222	$34,793	$36,703

Basic and diluted net income per unit applicable to limited partners	$0.74	$0.79	$1.51	$1.59

Weighted-average number of basic and diluted limited partnership units outstanding	23,041,394	23,041,394	23,041,394	23,041,394

Cash distributions per unit applicable to limited partners	$0.855	$0.800	$1.655	$1.600

See Condensed Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$38,116	$39,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,523	16,123
Equity income from Skelly-Belvieu Pipeline Company	(799)	(730)
Distributions of equity income from Skelly-Belvieu Pipeline Company	113	730
Changes in operating assets and liabilities:
Increase in receivable from Valero Energy	(471)	(2,169)
Decrease in accounts receivable	1,002	811
Increase in other current assets	(416)	(699)
(Decrease) increase in accounts payable, accrued interest payable and other accrued liabilities	(423)	2,619
Increase (decrease) in payable to Valero Energy	370	(5,769)
Decrease in taxes other than income taxes	(1,275)	(652)
Other, net	76	262
Net cash provided by operating activities	53,816	50,202

Cash Flows from Investing Activities:
Reliability capital expenditures	(3,893)	(5,038)
Expansion capital expenditures	(10,651)	(16,849)
Acquisitions	—	(28,085)
Pre-acquisition costs for Kaneb Mergers	(3,453)	—
Distributions in excess of equity income from Skelly-Belvieu Pipeline Company	—	58
Other	—	245
Net cash used in investing activities	(17,997)	(49,669)

Cash Flows from Financing Activities:
Long-term borrowings, net of issuance costs	10,000	43,000
Long-term debt repayments	(466)	(450)
Distributions to unitholders and general partner	(39,888)	(38,352)
Net cash (used in) provided by financing activities	(30,354)	4,198

Net increase in cash and cash equivalents	5,465	4,731
Cash and cash equivalents at the beginning of the period	16,147	15,745
Cash and cash equivalents at the end of the period	$21,612	$20,476

Supplemental cash flow information:
Cash paid during the period for interest	$12,194	$11,989

See Condensed Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

As used in this report, references to “we,” “us,” “our” or the “Partnership” collectively refer, depending on the context, to Valero L.P. or Valero Logistics Operations, L.P., a wholly owned subsidiary of Valero L.P., or both of them taken as a whole.

These unaudited consolidated financial statements include the accounts of the Partnership and subsidiaries in which it has a controlling interest.  Intercompany balances and transactions have been eliminated in consolidation.  Investments in 50% or less owned entities are accounted for using the equity method of accounting.

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature unless disclosed otherwise.  Financial information for the six months ended June 30, 2005 and 2004 included in these Condensed Notes to Consolidated Financial Statements is derived from Valero L.P.’s unaudited consolidated financial statements.  Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated financial statements as of that date.  You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

FASB Interpretation No. 47

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Since the obligation to perform the asset retirement activity is unconditional, FIN 47 provides that a liability for the fair value of a conditional asset retirement obligation should be recognized if that fair value can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation under FASB Statement No. 143.  FIN 47 is effective for fiscal years ending after December 15, 2005, and is not expected to affect our financial position or results of operations.

2.  LONG-TERM DEBT

$175.0 Million Revolving Credit Facility

During the six months ended June 30, 2005, we borrowed $10.0 million under our $175.0 million revolving credit facility primarily to fund reliability and expansion capital expenditures.  As of June 30, 2005, we had outstanding borrowings of $38.0 million under our $175.0 million revolving credit facility with a maturity date of January 15, 2006.  The $38.0 million of outstanding borrowings under our $175.0 million revolving credit facility is classified as long-term debt in our consolidated balance sheet because effective July 1, 2005 the outstanding amount was paid in full with proceeds from our new five-year $400.0 million Revolving Credit Agreement (2005 Revolving Credit Agreement) which matures on July 1, 2010 (See Note 6 Subsequent Events).  The weighted-average interest rate related to outstanding borrowings under the revolving credit facility during the six months ended June 30, 2005 and 2004 was 4.2% and 2.2%, respectively.

Interest Rate Swaps

As of June 30, 2005, the weighted-average interest rate for our interest rate swaps was 5.6%.  The aggregate estimated fair value of the interest rate swaps was as follows:

	June 30,	December 31,
	2005	2004
	(Thousands of Dollars)

Other noncurrent assets, net	$2,021	$—
Other long-term liabilities	—	1,217

3.  RELATED PARTY TRANSACTIONS

We have related party transactions with Valero Energy Corporation (Valero Energy) for pipeline tariff, terminalling fee, crude oil storage tank rent and fee revenues, certain employee costs, insurance costs, operating expenses, administrative costs and rent expense.  The Receivable from Valero Energy in the consolidated balance sheets represents amounts due for pipeline tariff, terminalling fee and tank rent and fee revenues, and the Payable to Valero Energy represents amounts due for employee costs, insurance costs, operating expenses, administrative costs and rent expense.

Under the terms of the amended Services Agreement, we reimburse Valero Energy for payroll costs of employees working on our behalf.  Additionally, Valero Energy charges us an administrative services fee.

Our share of allocated Valero Energy employee benefit plan expenses, excluding compensation expense related to restricted common units and unit options, was $3.3 million and $3.1 million for the three months ended June 30, 2005 and 2004, respectively, and was $6.2 and $5.2 million for the six months ended June 30, 2005 and 2004, respectively.  These employee benefit plan expenses and the related payroll costs are included in operating expenses and general and administrative expenses.

Summarized results of transactions with Valero Energy were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Thousands of Dollars)

Revenues	$57,354	$54,786	$112,695	$106,231
Operating expenses	8,620	8,556	16,661	15,513
General and administrative expenses	3,043	2,472	5,800	3,929

4.  PARTNERS’ EQUITY

Outstanding Equity

We have identified our general partner interest and subordinated units as participating securities and use the two-class method when calculating “net income per unit applicable to limited partners,” which is based on the weighted-average number of common and subordinated units outstanding during the period.  Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding.  Basic and diluted net income per unit applicable to limited partners is the same because we have no potentially dilutive securities outstanding.

Cash Distributions

On April 26, 2005, we declared a quarterly cash distribution of $0.80 per unit paid on May 13, 2005 to unitholders of record on May 6, 2005.  On July 21, 2005, we declared a quarterly cash distribution of $0.855 per unit to be paid on August 12, 2005 to unitholders of record on August 5, 2005.

Allocations of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Thousands of Dollars, Except Unit Data)

General partner interest	$433	$399	$832	$798
General partner incentive distribution	1,501	1,112	2,613	2,224
Total general partner distribution	1,934	1,511	3,445	3,022
Limited partners’ distribution	19,700	18,433	38,133	36,866
Total cash distributions	$21,634	$19,944	$41,578	$39,888

Cash distributions per unit applicable to limited partners	$0.855	$0.800	$1.655	$1.600

5.  SEGMENT INFORMATION

Segment information for our four reportable segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Thousands of Dollars)
Revenues:
Crude oil pipelines	$12,375	$13,439	$25,560	$26,231
Refined product pipelines	22,678	20,914	44,860	41,440
Refined product terminals	11,484	10,299	21,421	19,109
Crude oil storage tanks	11,769	11,055	23,100	21,251
Total revenues	$58,306	$55,707	$114,941	$108,031

Operating expenses:
Crude oil pipelines	$4,186	$4,366	$8,009	$7,600
Refined product pipelines	9,552	9,329	18,855	17,867
Refined product terminals	5,725	4,920	10,222	9,253
Crude oil storage tanks	2,182	1,597	4,244	3,400
Total operating expenses	$21,645	$20,212	$41,330	$38,120

Operating income:
Crude oil pipelines	$7,033	$7,939	$15,249	$16,399
Refined product pipelines	9,222	8,075	18,244	16,285
Refined product terminals	3,899	3,638	7,480	6,983
Crude oil storage tanks	7,716	7,594	15,115	14,121
Total segment operating income	$27,870	$27,246	$56,088	$53,788
Less general and administrative expenses	3,561	2,646	7,064	4,645
Total operating income	$24,309	$24,600	$49,024	$49,143

Total assets by reportable segment were as follows:

	June 30,	December 31,
	2005	2004
	(Thousands of Dollars)

Crude oil pipelines	$125,966	$127,668
Refined product pipelines	348,333	347,008
Refined product terminals	144,574	145,966
Crude oil storage tanks	208,521	209,919
Total segment assets	$827,394	$830,561
General partnership assets (including current assets and other noncurrent assets)	41,281	26,946
Total consolidated assets	$868,675	$857,507

6.  SUBSEQUENT EVENTS

On July 1, 2005, we completed our acquisition of Kaneb Services LLC (“KSL”) and Kaneb Pipe Line Partners, L.P. (“KPP”) (collectively, Kaneb Mergers) for an aggregate consideration of approximately $2.7 billion.  We acquired all of KSL’s equity securities for cash.  We issued approximately 23.8 million of our common units in exchange for all of the outstanding common units of KPP.  The general partner of Valero L.P. will continue to be owned by Riverwalk Logistics, L.P., a wholly owned subsidiary of Valero Energy.  In connection with the closing of the Kaneb Mergers, we entered into the following transactions:

•      Borrowed $525.0 million under the new 2005 Term Credit Agreement dated July 1, 2005.  The 2005 Term Credit Agreement expires on July 1, 2010 and bears interest based on either an alternative base rate or LIBOR, which was 4.0% as of July 1, 2005.

•      Borrowed $180.0 million under the new $400.0 million 2005 Revolving Credit Agreement.  The 2005 Revolving Credit Agreement expires on July 1, 2010 and bears interest based on either an alternative base rate or LIBOR, which was 4.0% as of July 1, 2005.  The 2005 Term Credit Agreement and 2005 Revolving Credit Agreement require that we maintain certain financial ratios and include other restrictive covenants and provisions.

•      Received $29.2 million from Valero Energy to maintain its 2% general partnership interest as a result of the issuance of our common units in exchange for the outstanding common units of KPP.

•      Used proceeds from borrowings under the 2005 Term Credit Agreement and the 2005 Revolving Credit Agreement in combination with the proceeds received from Valero Energy to acquire KSL’s equity securities, to retire approximately $191.5 million of the outstanding indebtedness of KPP and KSL and to repay $38.0 million of indebtedness outstanding on our $175.0 million revolving credit facility.

We previously signed a consent decree with the U.S. Federal Trade Commission (FTC) to resolve FTC staff concerns related to the Kaneb Mergers, which requires us to divest two terminals located in California, handling refined products, blend stocks, and crude oil, three East Coast refined products terminals and a 550-mile refined products pipeline with four truck terminals and related storage in the Rocky Mountains (collectively, the “Held Separate Businesses”).  On July 1, 2005, we entered into a definitive agreement to sell the Held Separate Businesses to a wholly owned subsidiary of Pacific Energy Partners L.P. for approximately $455.0 million.

On July 1, 2005, we sold all of our equity interest in Martin Oil LLC, previously a wholly owned subsidiary of KSL, to Valero Marketing and Supply Company (“Valero Marketing”) for approximately $26.8 million. Valero Marketing is a wholly owned subsidiary of Valero Energy.

Effective July 1, 2005, the Service Agreement between the Partnership and Valero Energy was amended to account for significant growth of the Partnership following the closing of the Kaneb Mergers.   The amended agreement provides that the annual service fee will be $13.8 million for the first year from July 1, 2005 to June 30, 2006, $14.8 million for the second year and $15.8 million for each of the three years thereafter.  Under the amended agreement, the annual service fee will be adjusted to account for Valero Energy’s annual salary increase and may also be adjusted for changed service levels due to our acquisition, sale or construction of assets. Also under the amended agreement, the Partnership has agreed to perform certain services for Valero Energy, including control room services, terminal operations oversight, mapping support and integrity management program planning in exchange for an annual fee of approximately $1.2 million.

On July 1, 2005, we entered into agreements with Pemex-Gas y Petroquimica Basica and P.M.I.(R) Trading Limited (PMI) to construct approximately 110 miles of refined product pipeline in South Texas and Northern Mexico (Dos Paises project).  The Dos Paises project is expected to be completed in mid 2006 and is expected to cost approximately $54.0 million.  As part of the agreement, PMI agreed to a shipping agreement with us to ship oil products through the pipeline for approximately 10 years once the pipeline is commissioned.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.  These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions.  These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions including:

•      A failure to realize all of the anticipated benefits of the Kaneb Mergers, including expected cost savings and anticipated revenues;

•      Any reduction in the quantities of crude oil and refined products transported in our pipelines or handled at our terminals and storage tanks;

•      Any significant decrease in the demand for refined products in the markets served by our pipelines and terminals;

•      Any material decline in production by any of Valero Energy’s McKee, Three Rivers, Corpus Christi East, Corpus Christi West, Texas City, Paulsboro, Benicia, or Ardmore refineries;

•      Any downward pressure on market prices caused by new competing refined product pipelines that could cause Valero Energy to decrease the volumes transported in our pipelines;

•      Any challenges to our tariffs or changes in state or federal ratemaking methodology;

•      Any changes in laws and regulations to which we are subject, including federal, state and local tax laws, safety, environmental and employment laws;

•      Overall economic conditions;

•      Any material decrease in the supply of or material increase in the price of crude oil available for transport through our pipelines and storage in our storage tanks;

•      Inability to expand our business and acquire new assets as well as to attract third-party shippers;

•      Conflicts of interest with Valero Energy;

•      The loss of Valero Energy as a customer or a significant reduction in its current level of throughput and storage with us;

•      Any inability to borrow additional funds;

•      Significant increases in interest rates;

•      Significant costs attributable to environmental liabilities;

•      Any substantial costs related to environmental compliance;

•      Any change in the credit ratings assigned to our indebtedness;

•      Any change in the credit rating assigned to Valero Energy’s indebtedness;

•      Any reductions in space allocated to us in interconnecting third-party pipelines;

•      Any material increase in the price of natural gas;

•      Terrorist attacks, threats of war or terrorist attacks or political or other disruptions that limit crude oil production; and

•      Accidents or unscheduled shutdowns affecting our pipelines, terminals, machinery, or equipment, or those of Valero Energy.

If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those described in any forward-looking statement.  Readers are cautioned not to place undue reliance on this forward-looking information, which is as of the date of the Form 10-Q.  We do not intend to update these statements unless it is required by the securities laws to do so, and we undertake no obligation to publicly release the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview

We provide transportation and storage services to Valero Energy and other unrelated customers.  We provide these services with our crude oil and refined product pipelines, refined product terminals and crude oil storage tanks located near or connected to eight of Valero Energy’s refineries.

Our operations are affected by:

•      company-specific factors, such as integrity issues and maintenance requirements that impact throughput rates; and

•      factors, such as refinery utilization rates and maintenance turnaround schedules that impact the operations of Valero Energy’s refineries served by our assets.

Our profitability and ability to pay distributions to our limited and general partners are substantially determined by throughput volumes moving through our assets and tariffs and fees we charge.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Financial Highlights

(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended June 30,
	2005	2004	Change
Statement of Income Data:
Revenues	$58,306	$55,707	$2,599
Costs and expenses:
Operating expenses	21,645	20,212	1,433
General and administrative expenses	3,561	2,646	915
Depreciation and amortization	8,791	8,249	542
Total costs and expenses	33,997	31,107	2,890

Operating income	24,309	24,600	(291)
Equity income from Skelly-Belvieu Pipeline Company	421	177	244
Interest and other expense, net	(5,878)	(5,071)	(807)
Net income	18,852	19,706	(854)
Less net income applicable to general partner	(1,847)	(1,484)	(363)
Net income applicable to limited partners	$17,005	$18,222	$(1,217)

Net income per unit applicable to limited partners	$0.74	$0.79	$(0.05)
Weighted-average number of limited partnership units outstanding	23,041,394	23,041,394	—

Segment Operating Highlights

(Thousands of Dollars, Except Barrel/Day Information)

	Three Months Ended June 30,
	2005	2004	Change
Crude Oil Pipelines:
Throughput (barrels/day)	324,001	391,749	(67,748)
Revenues	$12,375	$13,439	$(1,064)
Operating expenses	4,186	4,366	(180)
Depreciation and amortization	1,156	1,134	22
Segment operating income	$7,033	$7,939	$(906)

Refined Product Pipelines:
Throughput (barrels/day)	438,067	451,735	(13,668)
Revenues	$22,678	$20,914	$1,764
Operating expenses	9,552	9,329	223
Depreciation and amortization	3,904	3,510	394
Segment operating income	$9,222	$8,075	$1,147

Refined Product Terminals:
Throughput (barrels/day)	251,851	253,439	(1,588)
Revenues	$11,484	$10,299	$1,185
Operating expenses	5,725	4,920	805
Depreciation and amortization	1,860	1,741	119
Segment operating income	$3,899	$3,638	$261

Crude Oil Storage Tanks:
Throughput (barrels/day)	527,361	492,037	35,324
Revenues	$11,769	$11,055	$714
Operating expenses	2,182	1,597	585
Depreciation and amortization	1,871	1,864	7
Segment operating income	$7,716	$7,594	$122

Consolidated Information:
Revenues	$58,306	$55,707	$2,599
Operating expenses	21,645	20,212	1,433
Depreciation and amortization	8,791	8,249	542
Total segment operating income	$27,870	$27,246	$624
Less general and administrative expenses	3,561	2,646	915
Consolidated operating income	$24,309	$24,600	$(291)

General

Net income for the second quarter of 2005 decreased 4% compared to the second quarter of 2004 despite an increase in revenues of 5% for the same period.  This decrease was primarily attributable to the following:

•      Planned maintenance turnarounds at Valero Energy’s Ardmore and Three Rivers refineries in the second quarter of 2005;

•      Increased operating expenses due to:

•      Higher regulatory inspection and repair expense;

•      Higher maintenance expense due to the pipeline integrity inspection costs, including hydrotesting of various product pipelines; and

•      Higher internal overhead costs resulting from increased headcount in anticipation of the Kaneb Mergers.

•      Increased general and administrative expenses primarily due to increased headcount in anticipation of the Kaneb Mergers and pre-acquisition costs associated with the Kaneb Mergers.

•      Increased depreciation expense relating to the commencement of operations of the Dos Laredos pipeline system in June 2004, and the expansion of the Corpus Christi to Edinburg refined product pipeline in the fourth quarter of 2004.

•      Higher net interest expense due mainly to increased interest rates in 2005.

Overall revenues were higher primarily due to the following:

•      Increased throughputs in the McKee to Denver refined product pipeline resulting from higher refined product shipments from Valero Energy’s McKee refinery to the Denver market;

•      Increased crude oil storage tank throughputs at Valero Energy’s Texas City, Corpus Christi, and Benicia refineries;

•      Increased throughput on higher tariff rate pipelines;

•      A full quarter’s contribution from the Dos Laredos pipeline system, which commenced operations in June 2004; and

•      Increased asphalt throughputs at our asphalt terminals.

Crude Oil Pipelines Segment

Revenues decreased 8% due to the maintenance turnaround at Valero Energy’s Ardmore and Three Rivers refineries.  These turnarounds resulted in lower throughput and revenues in the Ringgold to Wasson to Ardmore crude oil pipelines and the Corpus to Three Rivers crude oil pipeline.

Operating expenses decreased 4% primarily due to decreased power costs resulting from lower throughputs during the turnarounds at Valero Energy’s Ardmore and Three Rivers refineries.  Offsetting the decrease in power costs is increased internal overhead resulting from increased headcount.

Refined Product Pipelines Segment

Revenues increased 8%, despite a 3% decrease in throughput, due to the utilization of higher tariff rate pipelines.  Increased revenue on the McKee to Denver refined product pipeline, a high tariff rate pipeline, resulted from higher throughputs from Valero Energy’s McKee refinery to the Denver market.  Revenues also increased due to a full quarter of operations of the Dos Laredos pipeline system.  Partially offsetting increases in revenues were lower throughputs in the refined product pipelines that support Valero Energy’s Ardmore and Three Rivers refineries during maintenance turnarounds in the second quarter of 2005.

Depreciation and amortization increased 11% due to a full quarter of depreciation of the Dos Laredos pipeline system and expansion of the Corpus Christi to Edinburg refined product pipeline in the fourth quarter of 2004.

Refined Product Terminals Segment

Revenues increased 12%, despite an overall decrease in throughput at our refined product terminals.  Throughputs were reduced due to the impact of Valero Energy’s Three Rivers refinery turnaround.  However, higher asphalt demand increased throughputs at our asphalt terminals, which charge a higher terminalling fee than our other refined product terminals, resulting in increased revenues for the segment as a whole.

Operating expenses increased 16% due to increased regulatory and maintenance expense and a full quarter of operating expenses related to the Nuevo Laredo propane terminal.

Depreciation and amortization increased 7% primarily due to a full quarter of depreciation of the Nuevo Laredo propane terminal.

Crude Oil Storage Tanks Segment

Revenues increased 7% primarily due to higher throughputs at Valero Energy’s Texas City, Corpus Christi, and Benicia refineries.  The turnaround at Valero Energy’s Three Rivers refinery resulted in a decrease of throughput in the Corpus Christi North Beach facility, partially offsetting the increased throughput.

Operating expenses increased 37% primarily due to higher regulatory and maintenance expense on the Corpus Christi and the Texas City crude oil storage tanks.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Financial Highlights

(Unaudited, Thousands of Dollars, Except Per Unit Data and Percentages)

	Six Months Ended June 30,
	2005	2004	Change
Statement of Income Data:
Revenues	$114,941	$108,031	$6,910
Costs and expenses:
Operating expenses	41,330	38,120	3,210
General and administrative expenses	7,064	4,645	2,419
Depreciation and amortization	17,523	16,123	1,400
Total costs and expenses	65,917	58,888	7,029

Operating income	49,024	49,143	(119)
Equity income from Skelly-Belvieu Pipeline Company	799	730	69
Interest and other expense, net	(11,707)	(10,197)	(1,510)
Net income	38,116	39,676	(1,560)
Less net income applicable to general partner	(3,323)	(2,973)	(350)
Net income applicable to limited partners	$34,793	$36,703	$(1,910)

Net income per unit applicable to limited partners	$1.51	$1.59	$(0.08)
Weighted-average number of limited partnership units outstanding	23,041,394	23,041,394	—

	June 30, 2005	December 31, 2004	Change
Balance Sheet Data:
Long-term debt, including current portion (1)	$397,983	$385,161	$12,822
Partners’ equity (2)	436,579	438,311	(1,732)
Debt-to-capitalization ratio (1) / ((1)+(2))	47.7%	46.8%	0.9%

Segment Operating Highlights

(Thousands of Dollars, Except Barrel/Day Information)

	Six Months Ended June 30,
	2005	2004	Change
Crude Oil Pipelines:
Throughput (barrels/day)	352,386	386,790	(34,404)
Revenues	$25,560	$26,231	$(671)
Operating expenses	8,009	7,600	409
Depreciation and amortization	2,302	2,232	70
Segment operating income	$15,249	$16,399	$(1,150)

Refined Product Pipelines:
Throughput (barrels/day)	441,014	444,471	(3,457)
Revenues	$44,860	$41,440	$3,420
Operating expenses	18,855	17,867	988
Depreciation and amortization	7,761	7,288	473
Segment operating income	$18,244	$16,285	$1,959

Refined Product Terminals:
Throughput (barrels/day)(a)	252,686	254,194	(1,508)
Revenues	$21,421	$19,109	$2,312
Operating expenses	10,222	9,253	969
Depreciation and amortization	3,719	2,873	846
Segment operating income	$7,480	$6,983	$497

Crude Oil Storage Tanks:
Throughput (barrels/day)	516,562	476,570	39,992
Revenues	$23,100	$21,251	$1,849
Operating expenses	4,244	3,400	844
Depreciation and amortization	3,741	3,730	11
Segment operating income	$15,115	$14,121	$994

Consolidated Information:
Revenues	$114,941	$108,031	$6,910
Operating expenses	41,330	38,120	3,210
Depreciation and amortization	17,523	16,123	1,400
Total segment operating income	$56,088	$53,788	$2,300
Less general and administrative expenses	7,064	4,645	2,419
Consolidated operating income	$49,024	$49,143	$(119)

(a)   On February 20, 2004, we acquired two asphalt terminals from Royal Trading Company.  The throughput related to these assets included in the table above is calculated based on throughput for the period from the date of acquisition through June 30, 2004, divided by the number of days in that period.

General

Net income for the six months ended June 30, 2005 decreased 4% compared to the six months ended June 30, 2004 despite an increase in revenues of 6% for the same period.  This decrease was primarily attributable to the following:

•      Planned maintenance turnarounds at Valero Energy’s Ardmore and Three Rivers refineries in the second quarter of 2005;

•      Increased operating expenses due to:

•      Higher internal overhead costs due to increased headcount in anticipation of the Kaneb Mergers and the amendment to the Services Agreement with Valero Energy effective April 1, 2004; and

•      Higher regulatory inspection and repair expense.

•      Increased general and administrative expenses primarily due to the amendment to the Services Agreement with Valero Energy effective April 1, 2004.  In addition, general and administrative expenses increased due to increased headcount in anticipation of the Kaneb Mergers and pre-acquisition costs associated with the Kaneb Mergers;

•      Increased depreciation expense relating to the acquisition of the Royal Trading asphalt terminals on February 20, 2004, the commencement of operations of the Dos Laredos pipeline system on June 1, 2004, and the expansion of the Corpus Christi to Edinburg refined product pipeline in the fourth quarter of 2004; and Higher net interest expense due mainly to increased interest rates in 2005.

Overall revenues were higher primarily due to the following:

•      Increased throughputs in the McKee to Denver refined product pipeline resulting from higher refined product shipments from Valero Energy’s McKee refinery to the Denver market;

•      Increased crude oil storage tank throughputs at Valero Energy’s Texas City, Corpus Christi, and Benicia refineries;

•      Increased throughput on higher tariff rate pipelines;

•      A full six month’s contribution from the Dos Laredos pipeline system; and

•      A full six month’s contribution from the Royal Trading asphalt terminals and an overall increase in asphalt demand at our asphalt terminals.

Crude Oil Pipelines Segment

Revenues decreased 3% due to a 9% overall throughput decrease.  Although throughput decreased due to Valero Energy’s Ardmore refinery turnaround, revenues on the Ringgold to Wasson crude oil pipeline increased due to increased throughput in this higher tariff rate pipeline.  Valero Energy’s Three Rivers refinery turnaround resulted in lower throughput and revenues in the Corpus Christi to Three Rivers crude oil pipeline.

Operating expenses increased 5% due to increased regulatory and repair expense relating to our integrity management program on the Corpus Christi to Three Rivers crude oil pipeline, increased chemicals expense relating to line optimization on the Wichita Falls pipeline, and increased internal overhead resulting from increased headcount.    Decreased power costs primarily resulting from lower throughputs from the turnaround at Valero Energy’s Three Rivers refinery partially offset the operating expenses increases.

Refined Product Pipelines Segment

Revenues increased 8%, despite an overall decrease in throughput, due to the utilization of higher tariff rate pipelines.  Increased revenues on the McKee to Denver refined product pipeline, a high tariff rate pipeline, resulted from higher throughputs from Valero Energy’s McKee refinery to the Denver market.  Revenues also increased due to a full quarter of operations of the Dos Laredos pipeline system.  Partially offsetting increases in revenues were lower throughputs in the refined product pipelines that support Valero Energy’s Ardmore and Three Rivers refineries during turnarounds in the second quarter of 2005.

Operating expenses increased 6% due to increased regulatory and maintenance expenses resulting from an integrity management program inspection on the Houston and El Paso pipelines and hydrotesting of the Borger Denver pipeline, higher environmental expense related to spills on two refined product pipelines, and increased internal overhead expense resulting from increased headcount.

Depreciation and amortization increased 7% primarily due to a full six months of depreciation of the Dos Laredos pipeline system and expansion of the Corpus Christi to Edinburg refined product pipeline in the fourth quarter of 2004.

Refined Product Terminals Segment

Revenues increased 12%, despite an overall decrease in throughput at our refined product terminals.  Throughputs were reduced due to the impact of Valero Energy’s Three Rivers refinery turnaround.  However, higher asphalt demand increased throughputs at our asphalt terminals, which charge a higher terminalling fee than our other refined product terminals, resulting in increased revenues for the segment as a whole.

Operating expenses increased 11% due to increased maintenance expense relating to roof replacements on two Catoosa Terminal tanks and tank cleaning on the San Antonio and Corpus Christi terminal tanks, a full six months of operations of the Nuevo Laredo propane terminal and increased internal overhead due to increased headcount.  Partially offsetting those increases were decreased regulatory and maintenance expense due to the timing of regulatory expense.

Depreciation and amortization increased 29% due to a full six months of depreciation of the Nuevo Laredo propane terminal and the Royal Trading asphalt terminals and the completion of capital projects on various terminals.

Crude Oil Storage Tanks Segment

Revenues increased 9% primarily due to higher throughputs at Valero Energy’s Texas City, Corpus Christi, and Benicia refineries.  The turnaround at Valero Energy’s Three Rivers refinery resulted in a decrease of throughput in the Corpus Christi North Beach facility, partially offsetting the increased throughput in the crude oil storage tanks at Valero Energy’s Texas City, Corpus Christi, and Benicia refineries.

Operating expenses increased 25% primarily due to higher regulatory and maintenance expense on the Corpus Christi and Texas City crude oil storage tanks.

Outlook

For the remainder of 2005, we expect earnings to improve principally due to the Kaneb Mergers.  The Kaneb Mergers greatly expand our geographic presence and diversify our customer base.  As a result, we expect our results to be less dependent upon one customer and expect to enhance our growth prospects.

We also expect our results for the remainder of 2005 to benefit from an increase in our pipeline tariffs, which went into effect on July 1, 2005, higher throughput volumes due to seasonal demand and the lack of scheduled maintenance turnarounds at the Valero Energy refineries we serve in the third quarter of 2005.

We expect to complete the sale of the Held Separate Businesses to Pacific Energy Partners L.P. in the third quarter of 2005.  We expect to receive proceeds from the sale of those assets totaling $455.0 million, which we will use to reduce outstanding debt.

We also expect to continue to invest in strategic growth projects.  In 2006, we plan to complete the Dos Paises project, which should positively impact our earnings in 2006.

Liquidity and Capital Resources

General

Our primary cash requirements are for reliability and expansion capital expenditures, acquisitions, distributions to partners, debt service and normal operating expenses.  We believe the Partnership typically generates sufficient cash from its current operations to fund day-to-day operating and general and administrative expenses, reliability capital expenditures and its distribution requirements. We also have available borrowing capacity under our existing revolving credit facility and, to the extent necessary, can raise additional funds through equity or debt offerings under our $750.0 million universal shelf registration statement to fund strategic capital expenditures, as necessary, or other cash requirements not funded from operations. However, there can be no assurance regarding the availability of any future financings or whether such financings can be made available on terms acceptable to us.

$175.0 Million Revolving Credit Facility

As of June 30, 2005, we had outstanding borrowings of $38.0 million under our $175.0 million revolving credit facility.  The weighted-average interest rate related to outstanding borrowings under the revolving credit facility during the six months ended June 30, 2005 and 2004 was 4.2% and 2.2%, respectively.

In connection with the closing of the Kaneb Mergers on July 1, 2005, we entered into the following transactions:

•      Borrowed $525.0 million under the new 2005 Term Credit Agreement dated July 1, 2005.  The 2005 Term Credit Agreement expires on July 1, 2010 and bears interest based on either an alternative base rate or LIBOR, which was 4.0% as of July 1, 2005.

•      Borrowed $180.0 million under the new $400.0 million 2005 Revolving Credit Agreement.  The 2005 Revolving Credit Agreement expires on July 1, 2010 and bears interest based on either an alternative base rate or LIBOR, which was 4.0% as of July 1, 2005.  The 2005 Term Credit Agreement and 2005 Revolving Credit Agreement require that we maintain certain financial ratios and include other restrictive covenants and provisions.

Cash Flows for the Six Months Ended June 30, 2005 and 2004

Net cash provided by operating activities for the six months ended June 30, 2005 was $53.8 million compared to $50.2 million for the six months ended June 30, 2004.  The increase in cash generated from operating activities is primarily due to lower working capital requirements due to the changes in the Receivable from Valero Energy and the Payable to Valero Energy partially offset by a reduction in accounts payable and accrued liabilities.

The net cash generated by operating activities for the six months ended June 30, 2005, combined with available cash on hand, were used primarily to fund distributions to unitholders and the general partner of $39.9 million.  Additionally, we used cash from operating activities in combination with proceeds from long-term debt borrowings totaling $10.0 million to fund capital expenditures of $14.5 million and pre-acquisition costs associated with the Kaneb Mergers of $3.5 million.

Net cash provided by operating activities for the six months ended June 30, 2004 was $50.2 million.  The net cash provided by operations, combined with available cash on hand, were used primarily to fund distributions to unitholders and the general partner of $38.4 million.  Additionally, we used cash from those sources in combination with long-term debt borrowings totaling $43.0 million to fund $21.9 million of capital expenditures, which included construction of the Dos Laredos pipeline project, and the acquisition of asphalt terminals from Royal Trading totaling $28.1 million.

Capital Requirements

The petroleum pipeline and terminalling industry is capital-intensive, requiring significant investments to maintain, upgrade or enhance existing operations and to comply with environmental and safety laws and regulations.  Our capital expenditures consist primarily of:

•      reliability capital expenditures, such as those required to maintain equipment reliability and safety and to comply with environmental and safety regulations; and

•      expansion capital expenditures, such as those related to pipeline capacity and construction of new pipelines, terminals and storage tanks.  In addition, expansion capital expenditures may include acquisitions of pipelines, terminals or storage tank assets.

During the six months ended June 30, 2005, we incurred reliability capital expenditures of $3.9 million primarily related to tank floor and roof replacements.  Expansion capital expenditures of $10.6 million during the six months ended June 30, 2005 were primarily related to the Dos Paises project in South Texas.

For 2005, we expect to incur approximately $75.0 million of capital expenditures, which includes the impact of the Kaneb Mergers.  These expenditures are comprised of approximately $25.0 million of reliability capital and $50.0 million of expansion capital.  The majority of our expansion capital expenditures relate to the Dos Paises project.  We continuously evaluate our capital budget and makes changes as economic conditions warrant.

Other

We are subject to extensive federal, state and local environmental and safety laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures, pipeline integrity and operator qualifications.  Because environmental and safety laws and regulations are becoming more complex and stringent and new environmental and safety laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental, health and safety matters is expected to increase.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following table provides information about our long-term debt and interest rate derivative instruments, all of which are sensitive to changes in interest rates.  For long-term debt, principal cash flows and related weighted-average interest rates by expected maturity dates are presented.  For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract.  Weighted-average floating rates are based on implied forward rates in the yield curve at the reporting date.

The $38.0 million of outstanding borrowings under our $175.0 million revolving credit facility as of June 30, 2005 is classified as long-term debt in our attached balance sheet because effective July 1, 2005 the outstanding amount was paid in full with proceeds from our 2005 Revolving Credit Agreement, which matures on July 1, 2010.

	June 30, 2005
	Expected Maturity Dates
	2005	2006	2007	2008	2009	There- After	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$524	$566	$611	$660	$713	$355,651	$358,725	$390,413
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	6.3%	6.3%
Variable rate	$—	$—	$—	$—	$—	$38,000	$38,000	$38,000
Average interest rate	—	—	—	—	—	4.2%	4.2%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$2,021
Average pay rate	5.6%	5.8%	5.8%	6.0%	6.2%	6.1%	5.9%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%

	December 31, 2004
	Expected Maturity Dates
	2005	2006	2007	2008	2009	There- after	Total	Fair Value
			(in thousands, except interest rates)
Long-term Debt:
Fixed rate	$990	$566	$611	$660	$713	$355,652	$359,192	$389,933
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	6.3%	6.3%
Variable rate	$—	$28,000	$—	$—	$—	$—	$28,000	$28,000
Average interest rate	—	3.4%	—	—	—	—	3.4%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(1,217)
Average pay rate	5.1%	5.7%	6.0%	6.2%	6.6%	7.0%	6.4%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Valero L.P.’s management has evaluated, with the participation of the principal executive officer and principal financial officer of Valero GP, LLC, the effectiveness of Valero L.P.’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that Valero L.P.’s disclosure controls and procedures were effective as of June 30, 2005 in ensuring that information required to be disclosed by Valero L.P. in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

People of the State of Illinois v. Support Terminal Services, Inc., Circuit Court of the Tenth Judicial Circuit, Peoria County, Illinois (filed June 29, 2005).  The Attorney General of the State of Illinois, at the request of the Illinois Environmental Protection Agency (Illinois EPA), is suing Support Terminals Services, Inc. (STS) in connection with a leak in an underground product pipeline at the Chillicothe, Illinois terminal owned by its subsidiary, ST Services Chillicothe Terminal LLC.  The leak was reported by STS to Illinois Emergency Management Agency in April 2002 and allegedly resulted in contamination of groundwater.  Valero L.P. acquired STS, an indirect wholly owned subsidiary of Kaneb Services LLC (KSL) and Kaneb Pipe Line Partners, L.P. (KPP), in its acquisition of KPP and KSL on July 1, 2005.  On July 26, 2005, Valero L.P. and the State of Illinois entered into an Agreed Order under which Valero L.P. agreed to remediate the groundwater.  Following completion of the remediation, Valero L.P. expects the State of Illinois to seek a final consent order, with a penalty in an amount immaterial to Valero L.P. but in excess of $100,000.

Bay Area Air Quality Management District (BAAQMD) (Selby Terminal).  On July 17, 2005, Shore Terminals LLC received notices of violation (NOVs) from the BAAQMD relating to Shore Terminals’ Selby Terminal site.  The 18 NOVs relate to alleged excess air emissions and assess a penalty of $500,000.  Valero L.P. acquired Shore Terminals, an indirect wholly owned subsidiary of KSL and KPP, in its acquisition of KPP and KSL on July 1, 2005.  The BAAQMD has offered to settle the NOVs for $381,000.  Valero L.P. expects to settle the NOVs for an amount immaterial to Valero L.P., but in excess of $100,000.

Item 6.  Exhibits

*Exhibit 2.01

Sale and Purchase Agreement, entered into as of July 1, 2005, among Support Terminals Operating Partnership, L.P.; Kaneb Pipe Line Operating Partnership, L.P.; Shore Terminals LLC; and Pacific Energy Group LLC

*Exhibit 4.01	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of July 1, 2005

*Exhibit 4.02

Third Supplemental Indenture, dated as of July 1, 2005, to Indenture dated July 15, 2002, as amended and supplemented, among Valero Logistics Operations, L.P.; Valero L.P.; Kaneb Pipe Line Operating Partnership, L.P; and The Bank of New York

*Exhibit 4.03	Indenture, dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (Senior Debt Securities)

*Exhibit 4.04

First Supplemental Indenture, dated as of February 21, 2002, to Indenture dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 7.750% Senior Unsecured Notes due 2012)

*Exhibit 4.05

Second Supplemental Indenture, dated as of August 9, 2002 and effective as of April 4, 2002, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P.; Statia Terminals Canada Partnership; and JPMorgan Chase Bank

*Exhibit 4.06

Third Supplemental Indenture, dated and effective as of May 16, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P.; Statia Terminals Canada Partnership; and JPMorgan Chase Bank

*Exhibit 4.07

Fourth Supplemental Indenture, dated and effective as of May 27, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 5.875% Senior Unsecured Notes due 2013)

*Exhibit 4.08

Fifth Supplemental Indenture, dated and effective as of July 1, 2005, to Indenture dated as of February 21, 2002, as amended and supplemented, among Kaneb Pipe Line Operating Partnership, L.P.; Valero L.P.; Valero Logistics Operations, L.P.; and JPMorgan Chase Bank

*Exhibit 10.01

First Amendment dated as of June 30, 2005 to 5-Year Revolving Credit Agreement, dated as of December 20, 2004, among Valero Logistics Operations, L.P.; Valero L.P.; JPMorgan Chase Bank; and the Lenders party thereto

*Exhibit 10.02	5-Year Term Credit Agreement, dated as of July 1, 2005, among Valero Logistics Operations, L.P.; Valero L.P.; JPMorgan Chase Bank; and the Lenders party thereto

*Exhibit 10.03

Second Amended and Restated Services Agreement among Diamond Shamrock Refining and Marketing Company; Valero Corporate Services Company; Valero L.P.; Valero Logistics Operations, L.P.; Riverwalk Logistics, L.P.; and Valero GP, LLC; effective as of July 1, 2005

*Exhibit 12.01	Statement of Computation of Ratio of Earnings to Fixed Charges

*Exhibit 31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)

*Exhibit 32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

 *     Filed herewith.

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