Form 10-Q
period 2005-09-30
VALERO L P
filed 2005-11-09
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

The number of common and subordinated units outstanding as of October 31, 2005 was 37,210,427 and 9,599,322, respectively.

VALERO L.P. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,678	$16,147
Receivable from Valero Energy	20,538	19,195
Accounts receivable, net	85,864	3,395
Finished goods inventories	13,358	—
Other current assets	13,108	1,242
Total current assets	174,546	39,979

Property and equipment	2,447,096	981,360
Accumulated depreciation and amortization	(237,181)	(196,361)
Property and equipment, net	2,209,915	784,999

Goodwill	875,428	4,715
Investment in joint ventures	41,183	15,674
Other noncurrent assets, net	11,469	12,140
Total assets	$3,312,541	$857,507

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$524	$990
Payable to Valero Energy	11,694	4,166
Accounts payable and other accrued liabilities	101,612	16,055
Accrued interest payable	9,488	7,693
Taxes other than income taxes	13,333	4,705
Income taxes payable	1,936	—
Total current liabilities	138,587	33,609

Long-term debt, less current portion	1,174,949	384,171
Deferred income taxes	8,692	—
Other long-term liabilities	71,380	1,416
Commitments and contingencies (Note 5)

Partners’ equity:
Common units (37,210,427 and 13,442,072 outstanding as of September 30, 2005 and December 31, 2004, respectively)	1,761,620	310,507
Subordinated units (9,599,322 outstanding as of September 30, 2005 and December 31, 2004)	117,374	117,968
General partner’s equity	39,298	9,836
Accumulated other comprehensive income	641	—
Total partners’ equity	1,918,933	438,311
Total liabilities and partners’ equity	$3,312,541	$857,507

See Condensed Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues:
Services	$153,371	$58,075	$268,312	$166,106
Product	110,175	—	110,175	—
Total revenues	263,546	58,075	378,487	166,106

Costs and expenses:
Cost of sales	101,217	—	101,217	—
Operating expenses	71,358	21,626	112,688	59,746
General and administrative expenses	10,391	3,588	17,455	8,233
Depreciation and amortization expense	23,902	8,413	41,425	24,536
Total costs and expenses	206,868	33,627	272,785	92,515

Operating income	56,678	24,448	105,702	73,591
Equity earnings in joint ventures	1,541	372	2,340	1,102
Interest and other expense, net	(15,315)	(5,433)	(27,022)	(15,630)
Income from continuing operations before income tax expense	42,904	19,387	81,020	59,063
Income tax expense	2,147	—	2,147	—
Income from continuing operations	40,757	19,387	78,873	59,063

Income from discontinued operations	4,410	—	4,410	—

Net income	45,167	19,387	83,283	59,063
Less general partner’s interest and incentive distributions	(3,892)	(1,478)	(7,215)	(4,451)
Limited partners’ interest in net income	$41,275	$17,909	$76,068	$54,612

Weighted-average units outstanding	46,809,749	23,041,394	31,051,243	23,041,394

Net income per unit applicable to limited partners:
Continuing operations	$0.79	$0.78	$2.31	$2.37
Discontinued operations	0.09	—	0.14	—
Net income	$0.88	$0.78	$2.45	$2.37

Cash distributions per unit applicable to limited partners	$0.855	$0.800	$2.510	$2.400

See Condensed Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$83,283	$59,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,425	24,536
Equity income from joint ventures	(2,340)	(1,102)
Distributions from joint ventures	2,488	1,102
Changes in operating assets and liabilities:
Increase in receivable from Valero Energy	(1,343)	(2,793)
(Increase) decrease in accounts receivable	(10,680)	1,905
Increase in finished goods inventories	(1,928)	—
Increase in other current assets	(1,334)	(588)
Increase (decrease) in accounts payable, accrued interest payable and other accrued liabilities	12,809	(1,987)
Increase (decrease) in payable to Valero Energy	7,528	(6,066)
Increase in taxes other than income taxes	2,019	971
Other, net	3,471	550
Net cash provided by operating activities	135,398	75,591

Cash Flows from Investing Activities:
Reliability capital expenditures	(12,369)	(7,030)
Expansion capital expenditures	(28,926)	(17,942)
Kaneb acquisition, net of cash acquired	(505,669)	—
Other acquisitions	—	(28,085)
Investment in other noncurrent assets	(999)	—
Proceeds from sale of Held Separate Businesses, net	454,109	—
Proceeds from sales of other assets	26,788	33
Distributions in excess of equity income from joint ventures	—	121
Net cash used in investing activities	(67,066)	(52,903)

Cash Flows from Financing Activities:
Long-term borrowings, net of issuance costs	713,194	43,000
Long-term debt repayments	(700,520)	(5,450)
Contributions from general partner	29,197	—
Distributions to unitholders and general partner	(83,839)	(58,296)
Net cash used in financing activities	(41,968)	(20,746)

Effect of foreign exchange rate changes on cash	(833)	—

Net increase in cash and cash equivalents	25,531	1,942
Cash and cash equivalents at the beginning of the period	16,147	15,745
Cash and cash equivalents at the end of the period	$41,678	$17,687

Supplemental cash flow information:
Cash paid during the period for interest	$37,013	$23,564
Cash paid during the period for income taxes	$47	$—

See Condensed Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

As used in this report, references to “we,” “us,” “our” or the “Partnership” collectively refer, depending on the context, to Valero L.P. or a wholly owned subsidiary of Valero L.P.

These unaudited consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest.  Intercompany balances and transactions have been eliminated in consolidation.  Investments in 50% or less owned entities are accounted for using the equity method of accounting.

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature unless disclosed otherwise.  Financial information for the three and nine months ended September 30, 2005 and 2004 included in these Condensed Notes to Consolidated Financial Statements is derived from Valero L.P.’s unaudited consolidated financial statements.  Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated financial statements as of that date.  You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

FASB Interpretation No. 47

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Since the obligation to perform the asset retirement activity is unconditional, FIN 47 provides that a liability for the fair value of a conditional asset retirement obligation should be recognized if that fair value can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of a conditional asset retirement obligation under FASB Statement No. 143.  FIN 47 is effective for fiscal years ending after December 15, 2005, and is not expected to affect our financial position or results of operations.

Effective July 1, 2005 with the Kaneb Acquisition (See Note 2), we adopted the following accounting policies:

Inventories

Finished goods inventories consist of petroleum products purchased for resale and are valued at the lower of cost or market.  Cost is determined by using the weighted-average cost method.

Revenue Recognition

Revenues for the product sales business are recognized when product is sold and title and risk pass to the customer.

Income Taxes

Partnership operations are not subject to federal or state income taxes. However, certain of our operations are conducted through wholly-owned corporate subsidiaries which are taxable entities. The provision for income taxes consists of U.S. and foreign income taxes related to our corporate subsidiaries.

Since the income or loss of the operations which are conducted through limited partnerships will be included in the tax returns of the individual partners of the Partnership, no provision for income taxes has been recorded in the accompanying financial statements on these earnings. The tax returns of the Partnership are subject to examination by federal and state taxing authorities. If any such examination results in adjustments to distributive shares of taxable income or loss, the tax liability of the partners would be adjusted accordingly.

2.  KANEB ACQUISITION

On July 1, 2005, we completed our acquisition of Kaneb Services LLC (“KSL”) and Kaneb Pipe Line Partners, L.P. (“KPP”) (collectively, the Kaneb Acquisition).

We acquired all of KSL’s outstanding equity securities for approximately $509 million of cash which was primarily funded by borrowings under a $525 million term credit agreement.  Additionally, we issued approximately 23.8 million of our common units valued at approximately $1,451 million in exchange for all of the outstanding common units of KPP.

The Kaneb Acquisition expands our geographic presence and creates one of the largest terminal and pipeline operations in the United States.  The Kaneb Acquisition also provides us with a more diversified customer base, which minimizes our dependence on one customer.

Purchase Price Allocation

The Kaneb Acquisition was accounted for using the purchase method.  The purchase price has been preliminarily allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition pending completion of an independent appraisal and other evaluations.

As of September 30, 2005, the preliminary purchase price allocation was as follows (in thousands):

Current assets	$591,553
Property and equipment	1,423,602
Goodwill	870,713
Other noncurrent assets	27,440
Current liabilities	(253,740)
Long-term liabilities	(684,646)
Total	$1,974,922

Unaudited Pro Forma Information

The condensed statements of income include the results of operations of the Kaneb Acquisition commencing on July 1, 2005.  As a result, information for the three months ended September 30, 2005 presented below represents actual results of operations.  The following unaudited pro forma financial information assumes that the Kaneb Acquisition occurred on January 1, 2005 and 2004.  This pro forma information assumes:

•      $525 million borrowed to purchase KSL,

•      23.8 million common units issued in exchange for all of the outstanding common units of KPP, and

•      the results of the Held Separate Businesses and the results of Martin Oil LLC, (a marketing subsidiary of KSL) are reported as discontinued operations (See Note 3).

The unaudited pro forma information is not necessarily indicative of the results of future operations (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$263,546	$211,245	$737,247	$592,304
Operating income	56,678	47,667	87,297	145,041
Income from continuing operations	40,757	33,474	55,564	104,422
Income from discontinued operations	4,410	4,083	11,322	9,802
Net income	$45,167	$37,557	$66,886	$114,224
Net income per unit applicable to limited partners:
Continuing operations	$0.79	$0.63	$0.97	$1.99
Discontinued operations	0.09	0.09	0.24	0.21
Net income	$0.88	$0.72	$1.21	$2.20

3.  DISPOSITIONS

Sale of Held Separate Businesses

In conjunction with the Kaneb Acquisition, we agreed with the United States Federal Trade Commission to divest certain assets.  These assets consisted of two California terminals handling refined products, blendstocks, and crude oil, three East Coast refined product terminals, and a 550-mile refined products pipeline with four truck terminals and storage in the U.S. Rocky Mountains collectively, the “Held Separate Businesses.”

On September 30, 2005, we sold the Held Separate Businesses to Pacific Energy Partners, L.P. (“Pacific”) for approximately $455 million.  Results of operations related to the Held Separate Businesses are classified as discontinued operations in the consolidated statements of income for the three and nine months ended September 30, 2005.  Revenues and net income for the Held Separate Businesses were $14.2 million and $4.4 million, respectively for the three and nine months ended September 30, 2005. Additionally, income from discontinued operations includes interest expense of approximately $4.9 million.  Interest expense was allocated to the discontinued operations as certain of our debt agreements required us to use the proceeds from the sale of the Held Separate Businesses to repay outstanding debt.

Sale of Martin Oil LLC

On July 1, 2005, we sold all of our equity interest in Martin Oil LLC, previously a wholly owned subsidiary of KSL, to Valero Marketing and Supply Company (“Valero Marketing”) for approximately $26.8 million.  Valero Marketing is a wholly owned subsidiary of Valero Energy Corporation (Valero Energy).

4.  LONG-TERM DEBT

$525 Million Term Credit Agreement

On July 1, 2005, we borrowed $525 million under a 2005 term credit agreement dated July 1, 2005 (“2005 Term Credit Agreement”), the majority of which was used to purchase KSL.  The 2005 Term Credit Agreement expires on July 1, 2010 and bears interest based on either an alternative base rate or LIBOR, which was 4.6% as of September 30, 2005.  With a portion of the proceeds received from the sale of the Held Separate Businesses, we repaid $295 million of the outstanding balance on September 30, 2005.  Our outstanding balance at September 30, 2005 was $230 million.  No additional funds may be borrowed under the 2005 Term Credit Agreement.

$400 Million Revolving Credit Agreement

On July 1, 2005, we borrowed $180 million under our $400 million 2005 revolving credit agreement (“2005 Revolving Credit Agreement”), which expires on July 1, 2010 and bears interest based on either an alternative base rate or LIBOR, which was 4.6% as of September 30, 2005. Also on July 1, 2005, the $180 million of proceeds were used in conjunction with other proceeds and cash on hand to retire approximately $191.5 million of the outstanding indebtedness of KPP and KSL and to repay $38.0 million of indebtedness outstanding on our prior $175 million revolving credit facility.  During the quarter ended September 30, 2005, we repaid the full amount outstanding, including $160 million using a portion of the proceeds from the sale of the Held Separate Businesses on September 30, 2005.  As of September 30, 2005, we had $399.1 million available for borrowing.

Senior Notes

As part of the Kaneb Acquisition, we assumed the outstanding senior notes issued by Kaneb Pipe Line Operating Partnership, L.P. (“KPOP”), a subsidiary of KPP, having an aggregate face value of $500 million, and an aggregate fair value of $555 million.  The difference between the fair value and the face value of the senior notes is being amortized as a reduction of interest expense over the remaining lives of the senior notes using the effective interest method.  The senior notes were issued in two series, the first of which bears interest at 7.75% annually (due semi-annually on February 15 and August 15) and matures February 15, 2012.  The second series bears interest at 5.875% annually (due on June 1 and December 1) and matures June 1, 2013.

UK Term Loan

As part of the Kaneb Acquisition, we assumed the outstanding term loan of 21,000,000 Sterling (“UK Term Loan”) with a face value of $37 million as of September 30, 2005.  The UK Term Loan bears interest at 6.65% annually and matures June 30, 2010.

$175 Million Revolving Credit Facility

We terminated our $175 million credit facility on July 1, 2005 by repaying the $38 million outstanding amount using proceeds from our new five-year $400 million 2005 Revolving Credit Agreement.

Interest Rate Swaps

As of September 30, 2005, the weighted-average interest rate for our interest rate swaps was 6.3%.  As of September 30, 2005 and December 31, 2004, the aggregate estimated fair value of the interest rate swaps included in other long-term liabilities in our consolidated balance sheets was $2.6 million and $1.2 million, respectively.

5.  COMMITMENTS AND CONTINGENCIES

Litigation and Environmental Matters

We have contingent liabilities resulting from various litigation, claims and commitments, some of which are discussed below. We have recorded estimated reserves in compliance with generally accepted accounting principles related to certain matters for which losses are considered probable and can be reasonably estimated. The actual payment of any amounts reserved and the timing of such payments ultimately made is uncertain. We believe that should we be unable to successfully defend ourselves in any of these matters, the ultimate payment of any or all of the amounts reserved would not have a material adverse effect on our financial position.

We are also a party to additional claims and legal proceedings arising in the ordinary course of business.  We believe it is unlikely that the final outcome of any of the claims or proceedings to which we are a party would have a material adverse effect on our financial position, results of operations or liquidity; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on our results of operations, financial position or liquidity.

Grace Matter

In 1997, Grace Energy Corporation (“Grace”) sued subsidiaries of KPP (hereafter, collectively or individually, “KPP”) in Texas state court. The complaint sought recovery of the cost of remediation of fuel leaks in the 1970s from a pipeline that had once connected a former Grace terminal with Otis Air Force Base in Massachusetts (the “Otis pipeline”).  Grace alleges the Otis pipeline and related environmental liabilities had been transferred in 1978 to an entity that was part of KPP’s acquisition of Support Terminal Services, Inc. and its subsidiaries from Grace in 1993.  KPP contends that it did not acquire the Otis pipeline and never assumed any responsibility for any associated environmental damage.

In 2000, the court entered final judgment that: (i) Grace could not recover its own remediation costs of $3.5 million, (ii) KPP owns the Otis pipeline and its related environmental liabilities and (iii) Grace was awarded $1.8 million in attorney costs.  Both KPP and Grace appealed the trial court’s final judgment to the Texas Court of Appeals in Dallas.  In 2001, Grace filed a petition in bankruptcy, which created an automatic stay of actions against Grace.  Once that stay is lifted, we intend to resume vigorous prosecution of the appeal.

The Otis Air Force Base is a part of a Superfund Site (pursuant to CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis pipeline. Relying on the Texas state court’s final judgment assigning ownership of the Otis pipeline to KPP, the U.S. Department of Justice (“DOJ”) advised KPP in 2001 that it intends to seek reimbursement from KPP for the remediation costs associated with the two spill areas.  In 2002, the DOJ asserted that it had incurred over $49 million in costs and expected to incur additional costs of approximately $19 million for remediation of the two spill areas.  The DOJ has not filed a lawsuit against KPP on this matter.  We do not believe this matter will have a material adverse effect on our financial condition, although there can be no assurances as to the ultimate outcome.

PEPCO Matter

On December 14, 2002, PEPCO sued KPP in the U.S. District Court for the District of Maryland, seeking recovery of all its costs associated with an oil spill in 2000 resulting from a rupture in a fuel oil pipeline in Maryland owned by Potomac Electric Power Company (“PEPCO”) and operated by KPP.  PEPCO alleges that it has incurred costs of approximately $80 million as a result of the spill.

At the time of filing of this report, KPP and PEPCO have been participating in voluntary mediation to settle this litigation.  KPP expects that a settlement will be reached and finalized by the end of 2005.  We believe that the majority of costs or damages resulting from these matters will be covered by insurance and therefore will not materially adversely affect our financial condition.

Port of Vancouver

We own a refined products terminal on property owned by the Port of Vancouver (“Port”), and we lease the land under the terminal from the Port.  Under an Agreed Order entered into with the Washington Department of Ecology (“WDE”) when KPP purchased the terminal in 1998, KPP agreed to investigate and remediate a groundwater plume contaminated by the terminal’s previous owner and operator.  KPP has submitted a final remedial action plan to WDE, and is waiting for WDE to approve that plan.  The Port also owns property near the terminal site that has been contaminated by other parties, some of which are in bankruptcy.  Estimated costs to remediate the terminal site depend on a number of factors, including the outcome of litigation involving the other properties owned by the Port that are near the terminal site.  No lawsuits have been filed against KPP in this matter, and our liability for any portion of total future remediation costs is not reasonably estimable at this time.

6.  RELATED PARTY TRANSACTIONS

We have related party transactions with Valero Energy for pipeline tariff, terminalling fee, crude oil storage tank rent and fee revenues, certain employee costs, insurance costs, operating expenses, administrative costs and rent expense.  Under the terms of a services agreement with Valero Energy (“Services Agreement”), we reimburse Valero Energy for payroll costs of employees working on our behalf.  Additionally, Valero Energy charges us an administrative services fee.

Our share of allocated Valero Energy employee benefit plan expenses, excluding compensation expense related to restricted common units and unit options, was $8.9 million and $3.2 million for the three months ended September 30, 2005 and 2004, respectively, and was $15.0 and $8.4 million for the nine months ended September 30, 2005 and 2004, respectively.  These employee benefit plan expenses and the related payroll costs are included in operating expenses and general and administrative expenses.

Effective July 1, 2005, the Services Agreement was amended to account for significant growth of the Partnership following the closing of the Kaneb Acquisition.  The amended agreement provides that the annual service fee will be $13.8 million for the first year from July 1, 2005 to June 30, 2006, $14.8 million for the second year and $15.8 million for each of the three years thereafter.  Under the amended agreement, the annual service fee will be adjusted to account for Valero Energy’s annual salary increase and may also be adjusted for changed service levels due to our acquisition, sale or construction of assets.  In addition, the Partnership agreed to perform certain services for Valero Energy, including control room services, terminal operations oversight, mapping support and integrity management program planning in exchange for an annual fee.

Summarized results of transactions with Valero Energy were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Thousands of Dollars)

Revenues	$63,999	$57,261	$176,694	$163,492
Operating expenses	22,246	8,615	38,907	24,128
General and administrative expenses	6,908	3,202	12,708	7,131

7.  PARTNERS’ EQUITY

Outstanding Equity

We have identified our general partner interest and subordinated units as participating securities and we use the two-class method when calculating “net income per unit applicable to limited partners,” which is based on the weighted-average number of common and subordinated units outstanding during the period.  Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding.  Basic and diluted net income per unit applicable to limited partners is the same because we have no potentially dilutive securities outstanding.

Cash Distributions

On July 21, 2005, we declared a quarterly cash distribution of $0.855 per unit paid on August 12, 2005 to unitholders of record on August 5, 2005.  On October 26, 2005, we declared a quarterly cash distribution of $0.855 per unit to be paid on November 14, 2005 to unitholders of record on November 7, 2005, which totaled $43.9 million.

Allocations of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Thousands of Dollars, Except Per Unit Data)

General partner interest	$879	$399	$1,711	$1,197
General partner incentive distribution	3,049	1,112	5,662	3,336
Total general partner distribution	3,928	1,511	7,373	4,533
Limited partners’ distribution	40,022	18,433	78,155	55,299
Total cash distributions	$43,950	$19,944	$85,528	$59,832

Cash distributions per unit applicable to limited partners	$0.855	$0.800	$2.510	$2.400

Comprehensive Income

For the three and nine months ended September 30, 2005, the difference between our net income and our comprehensive income resulted from foreign currency translation adjustments.  Our total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Thousands of Dollars)

Net income	$45,167	$19,387	$83,283	$59,063
Foreign currency translation adjustment	641	—	641	—
Comprehensive income	$45,808	$19,387	$83,924	$59,063

8.  SEGMENT INFORMATION

We have four reportable business segments:  crude oil pipelines, refined product pipelines, refined product terminals and crude oil storage tanks.  The operations related to the Kaneb Acquisition principally involve transporting refined petroleum products and fertilizer as a common carrier, the storage of petroleum products, specialty chemicals, and other liquids, and delivery and sale of bunker fuel to ships at St. Eustatius in the Caribbean and Point Tupper in Nova Scotia, Canada.  The results of Kaneb’s transportation operations are included in our refined product pipelines segment.  The results of Kaneb’s storage and bunker sales operations are included in our refined product terminals segment.

Segment information for our four reportable segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Thousands of Dollars)
Revenues:
Crude oil pipelines	$14,041	$13,231	$39,601	$39,462
Refined product pipelines	53,749	22,324	98,609	63,764
Refined product terminals	184,134	11,150	205,555	30,259
Crude oil storage tanks	11,622	11,370	34,722	32,621
Total revenues	$263,546	$58,075	$378,487	$166,106

Operating income:
Crude oil pipelines	$8,431	$7,870	$23,680	$24,269
Refined product pipelines	23,470	8,141	41,714	24,426
Refined product terminals	27,432	4,753	34,912	11,736
Crude oil storage tanks	7,736	7,272	22,851	21,393
Total segment operating income	67,069	28,036	123,157	81,824
Less general and administrative expenses	10,391	3,588	17,455	8,233
Total operating income	$56,678	$24,448	$105,702	$73,591

Total assets by reportable segment were as follows:

	September 30,	December 31,
	2005	2004
	(Thousands of Dollars)

Crude oil pipelines	$124,609	$127,668
Refined product pipelines	1,105,703	347,008
Refined product terminals	1,822,969	145,966
Crude oil storage tanks	206,216	209,919
Total segment assets	3,259,497	830,561
General partnership assets	53,044	26,946
Total consolidated assets	$3,312,541	$857,507

9.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Valero L.P. has no operations and its assets consist mainly of its investments in Valero Logistics Operations, L.P. (“Valero Logistics”), KSL and KPP.  KPP is the majority owner of KPOP.  Valero Logistics and KPOP own and operate pipelines, terminals and storage tanks and are issuers of publicly traded senior notes.  The senior notes issued by Valero Logistics were and continue to be fully and unconditionally guaranteed by Valero L.P.  In connection with the Kaneb Acquisition, effective July 1, 2005, Valero L.P. fully and unconditionally guaranteed the outstanding senior notes issued by KPOP.  Additionally, effective July 1, 2005, both Valero Logistics and KPOP fully and unconditionally guaranteed the outstanding senior notes of the other.

As a result, the following condensed consolidating financial statements are being presented for the current year periods as an alternative to providing separate financial statements for Valero Logistics and KPOP.  Condensed consolidating financial statements for the comparable periods of 2004 are not presented as the guarantees of KPOP’s senior notes by Valero L.P. and Valero Logistics were not in effect for those periods of 2004, nor were KSL, KPP or KPOP included in the consolidated financial statements of Valero L.P.

Condensed Consolidating Balance Sheet

September 30, 2005

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non- Guarantor Subsidiaries	Eliminations	Valero L.P. Consolidated

Assets
Current assets	$70	$24,693	$22,546	$127,237	$—	$174,546
Intercompany notes receivable	—	187,162	750,232	—	(937,394)	—
Property and equipment, net	—	780,686	461,939	967,290	—	2,209,915
Goodwill	—	4,715	264,165	606,548	—	875,428
Equity investments	2,418,743	30,809	586,925	1,534,149	(4,529,443)	41,183
Other noncurrent assets, net	228	8,703	16	2,522	—	11,469
Total assets	$2,419,041	$1,036,768	$2,085,823	$3,237,746	$(5,466,837)	$3,312,541

Liabilities and Partners’ Equity
Current liabilities	$3,606	$29,970	$21,353	$83,658	$—	$138,587
Intercompany notes payable	497,143	—	—	440,251	(937,394)	—
Long-term debt, less current portion	—	584,882	553,023	37,044	—	1,174,949
Deferred income taxes	—	—	—	8,692	—	8,692
Other long-term liabilities	—	3,225	2,189	65,966	—	71,380
Total partners’ equity	1,918,292	418,691	1,509,258	2,602,135	(4,529,443)	1,918,933
Total liabilities and partners’ equity	$2,419,041	$1,036,768	$2,085,823	$3,237,746	$(5,466,837)	$3,312,541

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2005

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non- Guarantor Subsidiaries	Eliminations	Valero L.P. Consolidated

Revenues	$—	$62,237	$29,560	$171,965	$(216)	$263,546
Costs and expenses	672	34,268	18,772	153,372	(216)	206,868
Operating income	(672)	27,969	10,788	18,593	—	56,678

Equity earnings	45,839	190	21,913	30,630	(97,031)	1,541
Interest and other expense, net	—	(7,536)	(6,534)	(1,245)	—	(15,315)
Income from continuing operations before income tax expense	45,167	20,623	26,167	47,978	(97,031)	42,904
Income tax expense	—	—	—	2,147	—	2,147
Income from continuing operations	45,167	20,623	26,167	45,831	(97,031)	40,757
Income from discontinued operations	—	—	3,133	1,277	—	4,410
Net income	$45,167	$20,623	$29,300	$47,108	$(97,031)	$45,167

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2005

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non- Guarantor Subsidiaries	Eliminations	Valero L.P. Consolidated

Revenues	$—	$177,179	$29,560	$172,303	$(555)	$378,487
Costs and expenses	1,304	99,415	18,772	153,849	(555)	272,785
Operating income	(1,304)	77,764	10,788	18,454	—	105,702

Equity earnings	84,587	836	21,913	30,633	(135,629)	2,340
Interest and other expense, net	—	(19,229)	(6,534)	(1,259)	—	(27,022)
Income from continuing operations before income tax expense	83,283	59,371	26,167	47,828	(135,629)	81,020
Income tax expense	—	—	—	2,147	—	2,147
Income from continuing operations	83,283	59,371	26,167	45,681	(135,629)	78,873
Income from discontinued operations	—	—	3,133	1,277	—	4,410
Net income	$83,283	$59,371	$29,300	$46,958	$(135,629)	$83,283

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2005

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non- Guarantor Subsidiaries	Eliminations	Valero L.P. Consolidated

Cash flows from operating activities:
Net income	$83,283	$59,371	$29,300	$46,958	$(135,629)	$83,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	26,033	3,828	11,564	—	41,425
Equity income, net of distributions	(748)	176	(21,913)	(29,305)	51,790	—
Equity income from joint ventures, net of distributions	—	(674)	—	822	—	148
Changes in operating assets and liabilities and other	3,835	41	1,119	5,547	—	10,542
Net cash provided by operating activities	86,370	84,947	12,334	35,586	(83,839)	135,398
Cash flows from investing activities	(522,433)	(35,055)	85,052	403,883	1,487	(67,066)
Cash flows from financing activities	436,064	(64,872)	(92,450)	(403,062)	82,352	(41,968)
Effect of foreign exchange rate changes on cash	—	—	—	(833)	—	(833)
Net increase in cash and cash equivalents	1	(14,980)	4,936	35,574	—	25,531
Cash and cash equivalents at the beginning of the period	10	16,041	—	96	—	16,147
Cash and cash equivalents at the end of the period	$11	$1,061	$4,936	$35,670	$—	$41,678

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.  These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions.  These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions including:

•      A failure to realize all of the anticipated benefits of the Kaneb Acquisition, including expected cost savings and anticipated revenues.

•      Any reduction in the quantities of crude oil and refined products transported in our pipelines or handled at our terminals and storage tanks;

•      Any significant decrease in the demand for refined products in the markets served by our pipelines and terminals;

•      Any material decline in production by any refineries served by our assets;

•      Any downward pressure on market prices caused by new competing refined product pipelines that could cause decreases to the volumes transported in our pipelines;

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

•      Conflicts of interest with Valero Energy;

•      The loss of Valero Energy or other major customers or a significant reduction in their current levels of throughput and storage with us;

•      Any inability to borrow additional funds or raise capital;

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

•      Terrorist attacks, threats of war or political or other disruptions that limit crude oil production; and

•      Accidents, terrorist attacks or unscheduled shutdowns affecting our pipelines, terminals, machinery, or equipment, or those of Valero Energy.

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

Overview

On July 1, 2005, we completed our acquisition of Kaneb Services LLC (“KSL”) and Kaneb Pipe Line Partners, L.P. (“KPP”) (collectively, the Kaneb Acquisition).  As of September 30, 2005, we own and operate a diversified portfolio of logistical assets, including 9,100 miles of crude and refined product pipelines, 94 terminal facilities and 60 crude oil storage tanks providing approximately 77 million barrels of storage capacity.  We provide transportation and storage services to our customers, which includes Valero Energy, our general partner.  Our operations are affected by:

•      company-specific factors, such as integrity issues and maintenance requirements that impact the throughput rates of our assets;

•      seasonal factors that affect the demand for refined products and fertilizers transported by and/or stored in our assets;

•      industry factors, such as changes in the prices of petroleum products that affect demand and operations of our competitors; and

•      other factors such as refinery utilization rates and maintenance turnaround schedules that impact the operations of refineries served by our assets.

On September 30, 2005, we sold certain assets that we acquired as part of the Kaneb Acquisition in accordance with our agreement with the Federal Trade Commission for approximately $455 million.  These assets consisted of two California terminals handling refined products, blendstocks, and crude oil, three East Coast refined product terminals, and a 550-mile refined products pipeline with four truck terminals and storage in the U.S. Rocky Mountains collectively, the “Held Separate Businesses.”

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,
	2005	2004	Change
Statement of Income Data:
Revenues:
Services	$153,371	$58,075	$95,296
Product	110,175	—	110,175
Total revenues	263,546	58,075	205,471
Costs and expenses:
Cost of sales	101,217	—	101,217
Operating expenses	71,358	21,626	49,732
General and administrative expenses	10,391	3,588	6,803
Depreciation and amortization	23,902	8,413	15,489
Total costs and expenses	206,868	33,627	173,241

Operating income	56,678	24,448	32,230
Equity income from joint ventures	1,541	372	1,169
Interest and other expense, net	(15,315)	(5,433)	(9,882)
Income from continuing operations before income tax expense	42,904	19,387	23,517
Income tax expense	2,147	—	2,147
Income from continuing operations	40,757	19,387	21,370

Income from discontinued operations	4,410	—	4,410

Net income	45,167	19,387	25,780
Less general partner’s interest and incentive distributions	(3,892)	(1,478)	(2,414)
Limited partners’ interest in net income	$41,275	$17,909	$23,366

Weighted-average units outstanding	46,809,749	23,041,394

Net income per unit applicable to limited partners:
Continuing operations	$0.79	$0.78	$(0.01)
Discontinued operations	0.09	—	0.09
Net income	$0.88	$0.78	$0.08

Segment Operating Highlights

(Thousands of Dollars, Except Barrel/Day Information)

	Three Months Ended September 30,
	2005	2004	Change
Crude Oil Pipelines:
Throughput (barrels/day)	382,615	380,395	2,220
Revenues	$14,041	$13,231	$810
Operating expenses	4,455	4,225	230
Depreciation and amortization	1,155	1,136	19
Segment operating income	$8,431	$7,870	$561

Refined Product Pipelines:
Throughput (barrels/day)	688,126	433,695	254,431
Revenues	$53,749	$22,324	$31,425
Operating expenses	22,507	10,493	12,014
Depreciation and amortization	7,772	3,690	4,082
Segment operating income	$23,470	$8,141	$15,329

Refined Product Terminals:
Throughput (barrels/day) (a)	253,415	260,440	(7,025)
Throughput revenues	$12,387	$11,150	$1,237
Storage lease revenues	61,572	—	61,572
Bunkering revenues	110,175	—	110,175
Cost of sales	101,217	—	101,217
Operating expenses	42,379	4,677	37,702
Depreciation and amortization	13,106	1,720	11,386
Segment operating income	$27,432	$4,753	$22,679

Crude Oil Storage Tanks:
Throughput (barrels/day)	504,060	517,135	(13,075)
Revenues	$11,622	$11,370	$252
Operating expenses	2,017	2,231	(214)
Depreciation and amortization	1,869	1,867	2
Segment operating income	$7,736	$7,272	$464

Consolidated Information:
Revenues	$263,546	$58,075	$205,471
Cost of sales	101,217	—	101,217
Operating expenses	71,358	21,626	49,732
Depreciation and amortization	23,902	8,413	15,489
Total segment operating income	67,069	28,036	39,033
Less general and administrative expenses	10,391	3,588	6,803
Consolidated operating income	$56,678	$24,448	$32,230

(a)   Excludes throughputs related to the storage lease and bunkering operations acquired in the Kaneb Acquisition.

General

Revenues for the third quarter of 2005 increased $205.5 million compared to the third quarter of 2004 primarily due to the Kaneb Acquisition, which contributed approximately $201.3 million of revenues to the refined product pipelines and refined product terminals segments.  Higher revenues were partially offset by higher cost of sales, operating expenses, general and administrative expenses, and depreciation and amortization expenses due to the Kaneb Acquisition.  As a result, consolidated operating income increased $32.2 million.  Interest expense increased $9.9 million due to higher outstanding debt balances and higher interest rates.  As a result, net income for the third quarter of 2005 was $45.2 million, an increase of $25.8 million compared to the third quarter of 2004. Net income for the third quarter of 2005 includes $4.4 million from discontinued operations, which reflects the results of the Held Separate Businesses sold on September 30, 2005.

Crude Oil Pipelines Segment

Revenues increased 6% mainly due to higher throughputs in the crude oil pipelines feeding Valero Energy’s McKee refinery.  Throughputs for third quarter 2005 are higher than throughputs for the third quarter of 2004 because of an unplanned outage at the McKee refinery in the third quarter of 2004, which lowered throughputs in that quarter.

Operating expenses increased 5% primarily due to increased chemical costs related to our power optimization program and increased internal overhead resulting from increased headcount.

Refined Product Pipelines Segment

Throughput increased 238,936 barrels per day and revenues increased $29.6 million as a result of the Kaneb Acquisition.  Additionally, throughputs and revenues on our pipelines connecting Valero Energy’s McKee refinery to the Denver market increased as Valero Energy shipped additional product to that market.

The Kaneb Acquisition caused operating expenses to increase $13 million for the third quarter 2005.  Partially offsetting those increases were decreases in regulatory and maintenance expenses and lower compensation expense.

Depreciation and amortization increased $3.8 million due to the Kaneb Acquisition and additional depreciation relating to the expansion of the Corpus Christi to Edinburg refined product pipeline in the fourth quarter of 2004.

Refined Product Terminals Segment

Revenues increased $171.7 million due to the Kaneb Acquisition.  In addition, higher asphalt demand increased throughputs at our asphalt terminals, resulting in increased revenues.

Third quarter 2005 cost of sales increased $101.2 million due to the Kaneb Acquisition.  Cost of sales reflects the cost of bunker fuel sold to ships at St. Eustatius in the Caribbean and Point Tupper in Nova Scotia, Canada.

Operating expenses increased $36.9 million due to the Kaneb Acquisition.  Operating expenses also increased because of higher regulatory and maintenance expense, primarily related to tank repairs at the Pittsburg asphalt terminal, and increased internal overhead due to increased headcount.

Depreciation and amortization increased $11.3 million due to the Kaneb Acquisition.

Crude Oil Storage Tanks Segment

Revenues increased 2% due to higher throughputs at Valero Energy’s Benicia refinery, offset by lower throughputs at Valero Energy’s Corpus Christi refinery, which operated at reduced rates due to severe weather.

Operating expenses decreased 10% primarily due to decreased regulatory and maintenance expense on the Corpus Christi crude oil storage tanks.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data and Percentages)

	Nine Months Ended September 30,
	2005	2004	Change
Statement of Income Data:
Revenues:
Services	$268,312	$166,106	$102,206
Product	110,175	—	110,175
Total revenues	378,487	166,106	212,381
Costs and expenses:
Cost of sales	101,217	—	101,217
Operating expenses	112,688	59,746	52,942
General and administrative expenses	17,455	8,233	9,222
Depreciation and amortization	41,425	24,536	16,889
Total costs and expenses	272,785	92,515	180,270

Operating income	105,702	73,591	32,111
Equity income from joint ventures	2,340	1,102	1,238
Interest and other expense, net	(27,022)	(15,630)	(11,392)
Income from continuing operations before income tax expense	81,020	59,063	21,957
Income tax expense	2,147	—	2,147
Income from continuing operations	78,873	59,063	19,810

Income from discontinued operations	4,410	—	4,410

Net income	83,283	59,063	24,220
Less general partner’s interest and incentive distributions	(7,215)	(4,451)	(2,764)
Limited partners’ interest in net income	$76,068	$54,612	$21,456

Weighted-average units outstanding	31,051,243	23,041,394

Net income per unit applicable to limited partners:
Continuing operations	$2.31	$2.37	$(0.06)
Discontinued operations	0.14	—	0.14
Net income	$2.45	$2.37	$0.08

	September 30, 2005	December 31, 2004	Change
Balance Sheet Data:
Long-term debt, including current portion (1)	$1,175,473	$385,161	$790,312
Partners’ equity (2)	$1,918,933	$438,311	$1,480,622
Debt-to-capitalization ratio (1) / ((1)+(2))	38.0%	46.8%	(8.8)%

Segment Operating Highlights

(Thousands of Dollars, Except Barrel/Day Information)

	Nine Months Ended September 30,
	2005	2004	Change
Crude Oil Pipelines:
Throughput (barrels/day)	362,574	384,643	(22,069)
Revenues	$39,601	$39,462	$139
Operating expenses	12,464	11,825	639
Depreciation and amortization	3,457	3,368	89
Segment operating income	$23,680	$24,269	$(589)

Refined Product Pipelines:
Throughput (barrels/day)	524,290	440,853	83,437
Revenues	$98,609	$63,764	$34,845
Operating expenses	41,362	28,360	13,002
Depreciation and amortization	15,533	10,978	4,555
Segment operating income	$41,714	$24,426	$17,288

Refined Product Terminals:
Throughput (barrels/day) (a)	252,933	256,291	(3,358)
Throughput revenues	$33,808	$30,259	$3,549
Storage lease revenues	61,572	—	61,572
Bunkering revenues	110,175	—	110,175
Cost of sales	101,217	—	101,217
Operating expenses	52,601	13,930	38,671
Depreciation and amortization	16,825	4,593	12,232
Segment operating income	$34,912	$11,736	$23,176

Crude Oil Storage Tanks:
Throughput (barrels/day)	512,349	490,190	22,159
Revenues	$34,722	$32,621	$2,101
Operating expenses	6,261	5,631	630
Depreciation and amortization	5,610	5,597	13
Segment operating income	$22,851	$21,393	$1,458

Consolidated Information:
Revenues	$378,487	$166,106	$212,381
Cost of Sales	101,217	—	101,217
Operating expenses	112,688	59,746	52,942
Depreciation and amortization	41,425	24,536	16,889
Total segment operating income	123,157	81,824	41,333
Less general and administrative Expenses	17,455	8,233	9,222
Consolidated operating income	$105,702	$73,591	$32,111

(a)   Excludes throughputs related to the storage lease and bunkering operations acquired in the Kaneb Acquisition. Additionally, on February 20, 2004, we acquired two asphalt terminals from Royal Trading Company.  The throughput related to these assets included in the table above is calculated based on throughput for the period from the date of acquisition through September 30, 2004, divided by the number of days in that period.

General

Revenues for the nine months ended September 30, 2005 increased $212.4 million compared to the nine months ended September 30, 2004 primarily due to the Kaneb Acquisition, which contributed approximately $201.3 million of revenues to the refined product pipelines and refined product terminals segments.  Higher revenues were partially offset by higher cost of sales, operating expenses, general and administrative expenses, and depreciation and amortization expenses due to the Kaneb Acquisition.  As a result, consolidated operating income increased $32.1 million.  Interest expense increased $11.4 million due to higher outstanding debt balances and higher interest rates.  Net income for the nine months ended September 30, 2005 was $83.3 million, an increase of $24.2 million compared to the nine months ended September 30, 2004. Net income includes $4.4 million from discontinued operations, which reflects the results of the Held Separate Businesses that were sold on September 30, 2005.

Crude Oil Pipelines Segment

Revenues increased slightly despite a 6% overall decrease in throughputs resulting from turnarounds at Valero Energy’s Ardmore and Three Rivers refineries.  Despite lower overall throughputs at Ardmore, revenues increased on the Ringgold to Wasson pipeline due to increased throughput in this higher tariff rate pipeline.  Partially offsetting that increase were lower revenues in the Corpus Christi to Three Rivers pipeline as a result of lower throughputs.

Operating expenses increased 5% due to increased chemical expense relating to line optimization on the Wichita Falls pipeline and increased internal overhead resulting from increased headcount.  In addition, property tax assessments increased in 2005 on the Wichita Falls and the Ringgold to Wasson pipelines.

Refined Product Pipelines Segment

Throughput increased 80,520 barrels per day and revenues increased $29.6 million due to the Kaneb Acquisition.  Increased revenues on the McKee to Denver refined product pipeline, a high tariff rate pipeline, resulted from higher throughputs from Valero Energy’s McKee refinery to the Denver market.  Revenues also increased on the Dos Laredos pipeline system as Valero Marketing and Supply Company’s contract with Pemex increased from 5,000 barrels per day to 10,000 barrels per day in April 2005.  Partially offsetting those increases in revenues were lower throughputs in the refined product pipelines that support Valero Energy’s Ardmore and Three Rivers refineries during turnarounds in the second quarter of 2005.

Operating expenses increased $13.0 million due to the Kaneb Acquisition.  In addition, operating expenses increased due to increased regulatory and maintenance expenses resulting from an integrity management program inspection on various pipelines and hydrotesting of the Borger to Denver pipeline, higher environmental expense related to spills on two refined product pipelines, and increased internal overhead expense resulting from increased headcount.

Depreciation and amortization increased $3.8 million due to the Kaneb Acquisition, additional depreciation relating to the Dos Laredos pipeline system, which began operations in June 2004, and expansion of the Corpus Christi to Edinburg refined product pipeline in the fourth quarter of 2004.

Refined Product Terminals Segment

Revenues increased $171.7 million due to the Kaneb Acquisition.  In addition, higher asphalt demand increased throughputs at our asphalt terminals, which charge a higher terminalling fee than our other refined product terminals, resulting in increased revenues.

Cost of sales increased $101.2 million due to the Kaneb Acquisition.  Cost of sales reflects the cost of the bunker fuel sold to ships at St. Eustatius in the Caribbean and Point Tupper in Nova Scotia, Canada.

Operating expenses increased $36.9 million due to the Kaneb Acquisition.  Operating expenses also increased as a result of increased regulatory and maintenance expense relating to roof replacements on two Catoosa terminal tanks, tank repairs at the Pittsburg asphalt terminal, tank cleaning on the San Antonio and Corpus Christi terminal tanks, a full nine months of operations of the Nuevo Laredo propane terminal and increased internal overhead due to increased headcount.  Partially offsetting those increases were decreased regulatory and maintenance expense due to the timing of regulatory expense.

Depreciation and amortization increased $11.3 million due to the Kaneb Acquisition. In addition, depreciation and amortization increased due to a full nine months of depreciation of the Nuevo Laredo propane terminal and the Royal Trading asphalt terminals and the completion of capital projects on various terminals.

Crude Oil Storage Tanks Segment

Revenues increased 6% primarily due to higher throughputs at Valero Energy’s Texas City and Benicia refineries.  The turnaround at Valero Energy’s Three Rivers refinery resulted in a decrease of throughput in the Corpus Christi North Beach facility, partially offsetting the increased throughputs at Valero Energy’s Texas City and Benicia refineries.  Also in the third quarter of 2005, Valero Energy’s Corpus Christi refinery had lower throughput as the refinery operated at reduced rates due to severe weather.

Operating expenses increased 11% primarily due to higher regulatory and maintenance expense on the Corpus Christi and Texas City crude oil storage tanks.

Outlook

For the remainder of 2005, we expect the Kaneb Acquisition to continue to positively impact our results.  Despite the benefit from the Kaneb Acquisition, we expect earnings in the fourth quarter of 2005 to be lower than third quarter 2005 due to decreased throughput volumes associated with a plant-wide turnaround at Valero Energy’s McKee refinery and lower demand for asphalt products.  In addition, higher natural gas prices and higher maintenance expenses are expected to impact our results in the final quarter of 2005.

For the first half of 2006, our earnings are expected to also be impacted by turnaround activity at some of the Valero Energy refineries we serve and higher maintenance costs associated with integrating the assets from the Kaneb Acquisition.  However, we expect throughput levels and maintenance expenses to return to more typical levels in the second half of 2006.

For the remainder of 2005 and for 2006, we have identified and will invest in strategic growth projects such as expanding our pipeline system in the Rio Grande Valley of South Texas and building a pipeline connection to that system from Mexico.  In addition to that project, we have identified additional opportunities to expand and improve existing pipeline and terminal assets, and construct new facilities.

Liquidity and Capital Resources

General

Our primary cash requirements are for reliability and expansion capital expenditures, acquisitions, distributions to partners, debt service and normal operating expenses.  We typically generate sufficient cash from current operations to fund day-to-day operating and general and administrative expenses, reliability capital expenditures and distribution requirements. We also have available borrowing capacity under our existing revolving credit facility and, to the extent necessary, can raise additional funds through equity or debt offerings under our $750 million shelf registration statement to fund strategic capital expenditures, as necessary, or other cash requirements not funded from operations. However, there can be no assurance regarding the availability of any future financings or whether such financings can be made available on terms acceptable to us.

$525 Million Term Credit Agreement

On July 1, 2005, we borrowed $525 million under a 2005 term credit agreement dated July 1, 2005 (“2005 Term Credit Agreement”), the majority of which was used to purchase KSL.  The 2005 Term Credit Agreement expires on July 1, 2010 and bears interest based on either an alternative base rate or LIBOR, which was 4.6% as of September 30, 2005.  With a portion of the proceeds received from the sale of the Held Separate Businesses, we repaid $295 million of the outstanding balance on September 30, 2005.  Our outstanding balance at September 30, 2005 was $230 million.  No additional funds may be borrowed under the 2005 Term Credit Agreement.

$400 Million Revolving Credit Agreement

On July 1, 2005, we borrowed $180 million under our $400 million 2005 revolving credit agreement (“2005 Revolving Credit Agreement”), which expires on July 1, 2010 and bears interest based on either an alternative base rate or LIBOR, which was 4.6% as of September 30, 2005. Also on July 1, 2005, the $180 million of proceeds were used in conjunction with other proceeds and cash on hand to retire approximately $191.5 million of the outstanding indebtedness of KPP and KSL and to repay $38.0 million of indebtedness outstanding on our prior $175 million revolving credit facility.  During the quarter ended September 30, 2005, we repaid the full amount outstanding, including $160 million using a portion of the proceeds from the sale of the Held Separate Businesses on September 30, 2005.  As of September 30, 2005, we had $399.1 million available for borrowing.

Senior Notes

As part of the Kaneb Acquisition, we assumed the outstanding senior notes issued by Kaneb Pipe Line Operating Partnership, L.P., a subsidiary of KPP, having an aggregate face value of $500 million, and an aggregate fair value of $555 million.  The difference between the fair value and the face value of the senior notes is being amortized as a reduction of interest expense over the remaining lives of the senior notes using the effective interest method.  The senior notes were issued in two series, the first of which bears interest at 7.75% annually (due semi-annually on February 15 and August 15) and matures February 15, 2012.  The second series bears interest at 5.875% annually (due on June 1 and December 1) and matures June 1, 2013.

UK Term Loan

As part of the Kaneb Acquisition, we assumed the outstanding term loan of 21,000,000 Sterling (“UK Term Loan”) with a face value of $37 million as of September 30, 2005.  The UK Term Loan bears interest at 6.65% annually and matures June 30, 2010.

$175 Million Revolving Credit Facility

We terminated our $175 million credit facility on July 1, 2005 by repaying the $38 million outstanding amount using proceeds from our new five-year $400 million 2005 Revolving Credit Agreement.

Interest Rate Swaps

As of September 30, 2005, the weighted-average interest rate for our interest rate swaps was 6.3%. As of September 30, 2005 and December 31, 2004, the aggregate estimated fair value of the interest rate swaps included in other long-term liabilities in our consolidated balance sheets was $2.6 million and $1.2 million, respectively.

Cash Flows for the Nine Months Ended September 30, 2005 and 2004

Net cash provided by operating activities for the nine months ended September 30, 2005 was $135.4 million compared to $75.6 million for the nine months ended September 30, 2004.  The increase in cash generated from operating activities is primarily due to higher net income and lower working capital requirements.

The net cash generated by operating activities for the nine months ended September 30, 2005, combined with available cash on hand, were used to fund distributions to unitholders and the general partner of $83.8 million.  Proceeds from long-term debt borrowings totaling $713.2 million, combined with proceeds from the general partner contribution totaling $29.2 million and proceeds received from the sale of Martin Oil LLC to a subsidiary of Valero Energy totaling $26.8 million were used to fund the acquisition of KSL, repay certain outstanding indebtedness of KSL and KPP and to fund capital expenditures of $41.3 million.  Proceeds received from the sale of the Held Separate Businesses on September 30, 2005 were used to repay debt outstanding under the 2005 Revolving Credit Agreement and the 2005 Term Credit Agreement.

Net cash provided by operating activities for the nine months ended September 30, 2004 was $75.6 million.  The net cash provided by operations, combined with available cash on hand, were used primarily to fund distributions to unitholders and the general partner of $58.3 million.  Additionally, we used cash from those sources in combination with long-term debt borrowings totaling $43.0 million to fund $53.1 million of capital expenditures, which included construction of the Dos Laredos pipeline project, and the acquisition of asphalt terminals from Royal Trading on February 20, 2004 totaling $28.1 million.

Capital Requirements

The petroleum pipeline and terminalling industry is capital-intensive, requiring significant investments to maintain, upgrade or enhance existing operations and to comply with environmental and safety laws and regulations.

Our capital expenditures consist primarily of:

•      reliability capital expenditures, such as those required to maintain equipment reliability and safety and to comply with environmental and safety regulations; and

•      expansion capital expenditures, such as those related to pipeline capacity and construction of new pipelines, terminals and storage tanks.  In addition, expansion capital expenditures may include acquisitions of pipelines, terminals or storage tanks, and other assets.

During the nine months ended September 30, 2005, we incurred reliability capital expenditures of $12.4 million primarily related to tank floor and roof replacements, pipeline automation and other routine expenditures.  Expansion capital expenditures of $28.9 million during the nine months ended September 30, 2005 were primarily related to the pipeline project to construct approximately 110 miles of new pipeline in the northeastern Mexico and South Texas regions (“Dos Paises Project”).

For 2005, we expect to incur approximately $80.2 million of capital expenditures, which includes the impact of the Kaneb Acquisition.  These expenditures are comprised of approximately $29.8 million of reliability capital and $50.4 million of expansion capital.  The majority of our expansion capital expenditures relate to the Dos Paises Project.  We continuously evaluate our capital budget and makes changes as economic conditions warrant.

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

	September 30, 2005
	Expected Maturity Dates
	2005	2006	2007	2008	2009	There- After	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$524	$566	$611	$660	$713	$892,695	$895,769	$924,241
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	6.6%	6.6%
Variable rate	$—	$—	$—	$—	$—	$230,000	$230,000	$230,000
Average interest rate	—	—	—	—	—	4.6%	4.6%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(2,582)
Average pay rate	5.7%	6.4%	6.4%	6.4%	6.5%	6.5%	6.4%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%

	December 31, 2004
	Expected Maturity Dates
	2005	2006	2007	2008	2009	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$990	$566	$611	$660	$713	$355,652	$359,192	$389,933
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	6.3%	6.3%
Variable rate	$—	$28,000	$—	$—	$—	$—	$28,000	$28,000
Average interest rate	—	3.4%	—	—	—	—	3.4%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(1,217)
Average pay rate	5.1%	5.7%	6.0%	6.2%	6.6%	7.0%	6.4%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Valero L.P.’s management has evaluated, with the participation of the principal executive officer and principal financial officer of Valero GP, LLC, the effectiveness of Valero L.P.’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that Valero L.P.’s disclosure controls and procedures were effective as of September 30, 2005 in ensuring that information required to be disclosed by Valero L.P. in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  Changes in internal control over financial reporting.

There has been no change in Valero L.P.’s internal control over financial reporting (as defined in Rule 13a-5(f) under the Securities Exchange Act of 1934) that occurred during Valero L.P.’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Valero L.P.’s internal control over financial reporting.

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
November 9, 2005

By:	/s/ Steven A. Blank

Steven A. Blank

Senior Vice President and Chief Financial Officer

November 9, 2005

By:	/s/ Thomas R. Shoaf

Thomas R. Shoaf

Vice President and Controller
November 9, 2005