Form 10-K
period 2005-12-31
VALERO L P
filed 2006-03-14
CIK 1110805

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-16417

VALERO L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2956831 I.R.S. Employer Identification No.)
One Valero Way San Antonio, Texas (Address of principal executive offices)	78249 (Zip Code)

Registrant's telephone number, including area code (210) 345-2000

        Securities registered pursuant to Section 12(b) of the Act: Common units representing partnership interests listed on the New York Stock Exchange.

        Securities registered pursuant to 12(g) of the Act: None.

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule12b-2 of the Act).

        Large accelerated filer ☒                        Accelerated filer ☐                        Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the common units held by non-affiliates was approximately $771.1 million based on the last sales price quoted as of June 30, 2005, the last business day of the registrant's most recently completed second quarter.

        The number of common and subordinated units outstanding as of February 1, 2006 was 37,210,427 and 9,599,322, respectively.

PART I

        Unless otherwise indicated, the terms "Valero L.P.," "the Partnership," "we," "our" and "us" are used in this report to refer to Valero L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. In the following Items 1., 1A. and 2., "Business, Risk Factors and Properties," we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources. The words "forecasts," "intends," "believes," "expects," "plans," "scheduled," "goal," "may," "anticipates," "estimates" and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. You are cautioned that such forward-looking statements should be read in conjunction with our disclosures beginning on page 36 of this report under the heading: "CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION."

ITEMS 1., 1A. and 2. BUSINESS, RISK FACTORS AND PROPERTIES

OVERVIEW

        Valero L.P. is a Delaware limited partnership formed in 1999 that completed its initial public offering of common units on April 16, 2001. Our common units are traded on the New York Stock Exchange (NYSE) under the symbol "VLI." Our principal executive offices are located at One Valero Way, San Antonio, Texas 78249 and our telephone number is (210) 345-2000.

        Our operations are managed by Valero GP, LLC, the general partner of Riverwalk Logistics, L.P., our general partner. Valero GP, LLC is an indirect wholly owned subsidiary of Valero Energy Corporation (Valero Energy).

        We conduct our operations through our wholly owned subsidiaries, primarily Valero Logistics Operations, L.P. (Valero Logistics) and Kaneb Pipe Line Operating Partnership, L.P. (KPOP). We have four business segments: refined product terminals, refined product pipelines, crude oil pipelines and crude oil storage tanks. As of December 31, 2005, our assets included:

  •
  76 refined product terminal facilities providing approximately 59.7 million barrels of storage capacity;

  •
  8,389 miles of refined product pipelines, including 2,000 miles of anhydrous ammonia pipelines, with 21 associated terminals providing storage capacity of 4.9 million barrels;

  •
  797 miles of crude oil pipelines with 11 associated storage tanks providing storage capacity of 1.7 million barrels; and

  •
  60 crude oil storage tanks providing storage capacity of 12.5 million barrels.

        We generate revenue by:

  •
  charging tariffs for transporting crude oil, refined products and ammonia through our pipelines;

  •
  charging fees for the use of our terminals and crude oil storage tanks and related ancillary services; and

  •
  selling bunker fuel, the fuel consumed by marine vessels.

        Our business strategy is to increase per unit cash distributions to our partners through:

  •
  continuous improvement of our operations by improving safety and environmental stewardship, cost controls and asset reliability and integrity;

  •
  internal growth through enhancing the utilization of our existing assets by expanding our business with current and new customers as well as investments in strategic expansion projects; and

  •
  external growth from acquisitions that meet our financial and strategic criteria.

        Our largest customer is Valero Energy, which accounted for 34% and 99% of our revenues for the years ended December 31, 2005 and 2004, respectively. Please read the disclosure contained in Items 1., 1A. & 2. "Business, Risk Factors and Properties" under the caption "Our Relationship with Valero Energy" and Item 8. "Financial Statements and Supplementary Data" in Note 14 of Notes to Consolidated Financial Statements for additional information.

        Our internet website address is http://www.valerolp.com. Information contained on our website is not part of this report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (SEC) are available on our internet website (in the "Investor Relations" section), free of charge, as soon as reasonably practicable after we file or furnish such material. We also post our corporate governance guidelines, code of business conduct and ethics, code of ethics for senior financial officers and the charters of our board's committees in the same website location. Our governance documents are available in print to any unitholder that makes a written request to Corporate Secretary, Valero L.P., P.O. Box 696000, San Antonio, Texas 78269-0600.

        The term "throughput" as used in this document generally refers to the crude oil or refined product barrels or tons of ammonia, as applicable, that pass through each pipeline, terminal or storage tank.

RECENT DEVELOPMENTS

        On July 1, 2005, we completed our acquisition (the Kaneb Acquisition) of Kaneb Services LLC (KSL) and Kaneb Pipe Line Partners, L.P. (KPP, and, together with KSL, Kaneb) and became one of the largest independent terminal and petroleum liquids pipeline operators in the United States. We have terminal facilities in the United States, the Netherlands Antilles, Canada, Mexico, the Netherlands, the United Kingdom, Australia and New Zealand.

        We acquired all of KSL's outstanding equity securities for approximately $509.0 million in cash, which was primarily funded by borrowings under a $525.0 million term credit agreement. Additionally, we issued approximately 23.8 million of our common units valued at approximately $1.45 billion in exchange for all of the outstanding common units of KPP. Please read the disclosures regarding the Kaneb Acquisition and our long-term debt in Item 8. "Financial Statements and Supplementary Data" in Note 3 and Note 10 of Notes to Consolidated Financial Statements.

        In conjunction with the Kaneb Acquisition, we agreed with the United States Federal Trade Commission to divest certain assets. These assets consisted of two California terminals handling refined products, blendstocks and crude oil, three East Coast refined product terminals, and a 550-mile refined product pipeline with four truck terminals and storage in the U.S. Rocky Mountains (collectively, the Held Separate Businesses). On September 30, 2005, we sold the Held Separate Businesses to Pacific Energy Partners, L.P. for approximately $455.0 million. In a separate transaction that occurred simultaneously with the closing of the Kaneb Acquisition, we sold all of our interest in KSL's commodity trading business to Valero Energy for approximately $26.8 million.

        On December 13, 2005, we entered into an agreement to sell our subsidiaries located in Australia and New Zealand, which own eight terminals with an aggregate storage capacity of 1.1 million barrels, for approximately $65.0 million, plus working capital adjustments. We expect this transaction to close during the first quarter of 2006.

SEGMENTS

        Our four reportable business segments are refined product terminals, refined product pipelines, crude oil pipelines and crude oil storage tanks. Detailed financial information about our segments is included in Item 8. "Financial Statements and Supplementary Data" in the Notes to Consolidated Financial Statements.

REFINED PRODUCT TERMINALS

        Our terminal facilities provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids. In addition, our terminals located on the island of St. Eustatius, Netherlands Antilles and in Point Tupper, Nova Scotia sell bunker fuel and provide ancillary services, such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services. As of December 31, 2005, we owned and operated:

  •
  57 terminals in the United States, with a total storage capacity of approximately 32.6 million barrels;

  •
  A terminal on the island of St. Eustatius, Netherlands Antilles with a tank capacity of 11.3 million barrels and a transshipment facility;

  •
  A terminal located in Point Tupper, Nova Scotia with a tank capacity of 7.6 million barrels and a transshipment facility;

  •
  Seven terminals located in the United Kingdom and one terminal located in the Netherlands, having a total storage capacity of approximately 7.1 million barrels;

  •
  Eight terminals in Australia and New Zealand with a total storage capacity of approximately 1.1 million barrels, which we have agreed to sell; and

  •
  A terminal located in Nuevo Laredo, Mexico.

        Our five largest terminal facilities are located on the island of St. Eustatius, Netherlands Antilles; in Point Tupper, Nova Scotia; in Piney Point, Maryland; in Linden, New Jersey (50% owned joint venture); and in Selby, California.

Description of Largest Terminal Facilities

        St. Eustatius, Netherlands Antilles.    We own and operate an 11.3 million barrel petroleum storage and terminalling facility located on the Netherlands Antilles island of St. Eustatius, which is located at a point of minimal deviation from major shipping routes. This facility is capable of handling a wide range of petroleum products, including crude oil and refined products, and it can accommodate the world's largest tankers for loading and discharging crude oil and other petroleum products. A two-berth jetty, a two-berth monopile with platform and buoy systems, a floating hose station and an offshore single point mooring buoy with loading and unloading capabilities serve the terminal's customers' vessels. The St. Eustatius facility has a total of 51 tanks. The fuel oil and petroleum product facilities have in-tank and in-line blending capabilities, while the crude tanks have tank-to-tank blending capability as well as in-tank mixers. In addition to the storage and blending services at St. Eustatius, this facility has the flexibility to utilize certain storage capacity for both feedstock and refined products to support our atmospheric distillation unit. This unit is capable of processing up to 25,000 barrels per day of feedstock, ranging from condensates to heavy crude oil. We own and operate all of the berthing facilities at the St. Eustatius terminal. Separate fees apply for the use of the berthing facilities as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response services and other ship services.

        Point Tupper, Nova Scotia.    We own and operate a 7.6 million barrel terminalling and storage facility located at Point Tupper on the Strait of Canso, near Port Hawkesbury, Nova Scotia, which is located approximately 700 miles from New York City, 850 miles from Philadelphia and 2,500 miles from Mongstad, Norway. This facility is the deepest independent, ice-free marine terminal on the North American Atlantic coast, with access to the East Coast and Canada as well as the Midwestern United States via the St. Lawrence Seaway and the Great Lakes system. With one of the premier jetty facilities in North America, the Point Tupper facility can accommodate substantially all of the world's largest, fully laden very large crude carriers and ultra large crude carriers for loading and discharging crude oil, petroleum products and petrochemicals. Crude oil and petroleum product movements at the terminal are fully automated. Separate fees apply for the use of the jetty facility as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response services and other ship services. We also charter tugs, mooring launches and other vessels to assist with the movement of vessels through the Strait of Canso and the safe berthing of vessels at the terminal facility.

        Piney Point, Maryland.    Our terminal and storage facility in Piney Point, Maryland is located on approximately 400 acres on the Potomac River. The Piney Point terminal has approximately 5.4 million barrels of storage capacity in 28 tanks and is the closest deep-water facility to Washington, D.C. This terminal competes with other large petroleum terminals in the East Coast water-borne market extending from New York Harbor to Norfolk, Virginia. The terminal currently stores petroleum products consisting primarily of fuel oils and asphalt. The terminal has a dock with a 36-foot draft for tankers and four berths for barges. It also has truck-loading facilities, product-blending capabilities and is connected to a pipeline that supplies residual fuel oil to two power generating stations.

        Linden, New Jersey.    We own 50% of ST Linden Terminal LLC, which owns a terminal and storage facility in Linden, New Jersey. The terminal is located on a 44-acre facility that provides it with deep-water terminalling capabilities at New York Harbor. This terminal primarily stores petroleum products, including gasoline, jet fuel and fuel oils. The facility has a total capacity of approximately 3.9 million barrels in 28 tanks, can receive products via ship, barge and pipeline and delivers product by ship, barge, pipeline and truck. The terminal includes two docks and leases a third with draft limits of 35, 24 and 24 feet, respectively.

        Selby, California.    Our terminal located in Selby, California has approximately 3.0 million barrels of tankage and is located in the San Francisco Bay area. The facility provides deep-water access for handling petroleum products and gasoline additives such as ethanol. The terminal offers pipeline connections to various refineries and pipelines. It receives and delivers product by vessel, barge, pipeline and truck-loading facilities. The terminal also has railroad tank car unloading capability.

        The following table outlines our terminal locations, capacities, tanks and primary products handled:

Facility	Tankage Capacity	No. of Tanks	Primary Products Handled
Major U.S. Terminals:
Piney Point, MD	5,403,000	28	Petroleum
Linden, NJ (a)	3,906,000	28	Petroleum
Selby, CA	3,042,000	24	Petroleum, ethanol
Jacksonville, FL	2,069,000	30	Petroleum
Texas City, TX	2,008,000	124	Chemicals, petrochemicals, petroleum
Other U.S. Terminals:
Montgomery, AL	162,000	7	Petroleum, jet fuel
Moundville, AL	310,000	6	Petroleum
Tucson, AZ (b)	87,000	4	Petroleum
Los Angeles, CA	607,000	20	Petroleum
Pittsburg, CA	380,000	8	Asphalt
Stockton, CA	706,000	32	Petroleum, ethanol, fertilizer

Facility	Tankage Capacity	No. of Tanks	Primary Products Handled
Colorado Springs, CO	324,000	8	Petroleum
Denver, CO	111,000	10	Petroleum
Bremen, GA	182,000	9	Petroleum
Brunswick, GA	303,000	5	Fertilizer, pulp liquor
Columbus, GA	175,000	24	Petroleum, chemicals, caustic
Macon, GA	307,000	10	Petroleum
Savannah, GA	903,000	28	Petroleum, caustic
Blue Island, IL	752,000	19	Petroleum, ethanol
Chillicothe, IL (a)	270,000	6	Petroleum
Peru, IL (c)	221,000	8	Fertilizer
Indianapolis, IN	410,000	18	Petroleum
Westwego, LA	849,000	53	Molasses, caustic, chemicals, lube oil, fertilizer
Andrews AFB Pipeline, MD	72,000	3	Petroleum
Baltimore, MD	832,000	50	Chemicals, asphalt
Salisbury, MD	177,000	14	Petroleum
Winona, MN	267,000	8	Fertilizer
Reno, NV	107,000	7	Petroleum
Linden, NJ	371,000	13	Petroleum
Paulsboro, NJ	71,000	9	Petroleum
Alamogordo, NM	120,000	5	Petroleum
Albuquerque, NM	248,000	11	Petroleum
Rosario, NM	160,000	8	Asphalt
Catoosa, OK	340,000	24	Asphalt
Drumright, OK (c)	315,000	4	Petroleum
Portland, OR	1,119,000	31	Petroleum, ethanol
Abernathy, TX	171,000	11	Petroleum
Almeda, TX (c)	106,000	6	Petroleum
Amarillo, TX	270,000	11	Petroleum
Corpus Christi, TX	359,000	12	Petroleum
Edinburg, TX	189,000	7	Petroleum
El Paso, TX(b)	348,000	14	Petroleum
Harlingen, TX	315,000	7	Petroleum
Houston, TX (Hobby Airport)	106,000	6	Petroleum
Houston, TX	90,000	6	Asphalt
Laredo, TX	202,000	6	Petroleum
Placedo, TX	97,000	4	Petroleum
San Antonio (east), TX	151,000	10	Petroleum
San Antonio (south), TX	219,000	8	Petroleum
Southlake, TX	286,000	6	Petroleum
Texas City, TX	153,000	12	Petroleum
Dumfries, VA	554,000	16	Petroleum, asphalt
Virginia Beach, VA	40,000	2	Petroleum
Tacoma, WA	377,000	15	Petroleum, ethanol
Vancouver, WA	227,000	49	Chemicals
Vancouver, WA	316,000	6	Petroleum
Milwaukee, WI	308,000	7	Petroleum, ethanol

Total U.S. Terminals	32,570,000	917

Facility	Tankage Capacity	No. of Tanks	Primary Products Handled
Foreign Terminals:
St. Eustatius, Netherlands Antilles	11,315,000	51	Petroleum, crude oil
Point Tupper, Canada	7,555,000	37	Petroleum, crude oil
Sydney, Australia (d)	330,000	65	Chemicals, fats and oils
Melbourne, Australia (d)	280,000	72	Specialty chemicals
Geelong, Australia (d)	145,000	14	Specialty chemicals, petroleum
Adelaide, Australia (d)	90,000	24	Chemicals, tallow, petroleum
Auckland, New Zealand (a)(d)	74,000	44	Fats, oils and chemicals
New Plymouth, New Zealand (d)	54,000	12	Fats, oils and chemicals
Mt. Maunganui, New Zealand (d)	85,000	24	Fats, oils and chemicals
Wellington, New Zealand (d)	55,000	14	Fats, oils and chemicals
Grays, England	1,945,000	53	Petroleum
Eastham, England	2,185,000	162	Chemicals, petroleum, animal fats
Runcorn, England	146,000	4	Molten sulfur
Grangemouth, Scotland	530,000	46	Petroleum, chemicals and molasses
Glasgow, Scotland	344,000	16	Petroleum
Leith, Scotland (e)	459,000	34	Petroleum, chemicals
Belfast, Northern Ireland	407,000	41	Petroleum
Amsterdam, the Netherlands	1,129,000	44	Petroleum
Nuevo Laredo, Mexico	34,000	5	Petroleum

Total Foreign Terminals	27,162,000	762

(a)
We own 50% of this terminal through a joint venture.

(b)
We own a 66.67% undivided interest in the El Paso refined product terminal and a 50% undivided interest in the Tucson refined product terminal. The tankage capacity and number of tanks represent the proportionate share of capacity attributable to our ownership interest.

(c)
Terminal is temporarily idled.

(d)
On December 13, 2005, we entered into an agreement to sell these terminal facilities.

(e)
Terminal is permanently idled.

Terminal Operations

        Revenues for our refined product terminals segment include fees for tank storage agreements, whereby a customer agrees to pay for a certain amount of storage in a tank over a period of time and throughput agreements, whereby a customer pays a fee per barrel for volumes moving through our terminals. Revenues for our refined product terminals segment also include the sale of bunker fuel at Point Tupper and St. Eustatius, for which we earn revenues based upon a price per barrel applied to the number of barrels delivered to our customer. Additionally, our terminal facilities earn revenues for ancillary services provided to customers, such as blending and filtering.

Demand for Refined Petroleum Products

        The operations of our refined product terminals depend in large part on the level of demand for products stored in our terminals in the markets served by those assets. The majority of products stored in our terminals are refined petroleum products. Demand for our terminalling services will generally fluctuate as demand for refined petroleum products fluctuates. The factor that most affects demand for refined petroleum products is the general condition of the economy, with demand increasing in times when the economy is strong.

Customers

        We provide terminalling services for crude oil and refined petroleum products to many of the world's largest producers of crude oil, integrated oil companies, chemical companies, oil traders and refiners. The largest customer of our refined product terminals segment is Valero Energy, which accounted for $46.4 million, or 10.8% of the total revenues of the segment, for the year ended December 31, 2005. No other customer accounted for more than 10% of the revenues of the segment for this period. Our crude oil transshipment customers include an oil producer that leases and utilizes 5.0 million barrels of storage at St. Eustatius and a major international oil company which leases and utilizes 3.6 million barrels of storage at Point Tupper, both of which have long-term contracts with us. In addition, two different international oil companies each lease and utilize 1.0 million barrels of clean products storage at St. Eustatius and Point Tupper, respectively. Also in Canada, a consortium consisting of major oil companies sends natural gas liquids via pipeline to certain processing facilities on land leased from us. After processing, certain products are stored at the Point Tupper facility under a long-term contract. In addition, our blending capabilities have attracted customers who have leased capacity primarily for blending purposes and who have contributed to our bunker fuel and bulk product sales.

Competition and Business Considerations

        Many major energy and chemical companies own extensive terminal storage facilities. Although such terminals often have the same capabilities as terminals owned by independent operators, they generally do not provide terminalling services to third parties. In many instances, major energy and chemical companies that own storage and terminalling facilities are also significant customers of independent terminal operators. Such companies typically have strong demand for terminals owned by independent operators when independent terminals have more cost effective locations near key transportation links, such as deep-water ports. Major energy and chemical companies also need independent terminal storage when their owned storage facilities are inadequate, either because of size constraints, the nature of the stored material or specialized handling requirements.

        Independent terminal owners generally compete on the basis of the location and versatility of terminals, service and price. A favorably located terminal will have access to various cost effective transportation modes both to and from the terminal. Transportation modes typically include waterways, railroads, roadways and pipelines. Terminals located near deep-water port facilities are referred to as "deep-water terminals" and terminals without such facilities are referred to as "inland terminals," although some inland facilities located on or near navigable rivers are served by barges.

        Terminal versatility is a function of the operator's ability to offer complex handling requirements for diverse products. The service function typically provided by the terminal includes, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as receipt at and delivery from the terminal, all of which must be in compliance with applicable environmental regulations. A terminal operator's ability to obtain attractive pricing is often dependent on the quality, versatility and reputation of the facilities owned by the operator. Although many products require modest terminal modification, operators with versatile storage capabilities typically require less modification prior to usage, ultimately making the storage cost to the customer more attractive.

        The main competition at our St. Eustatius and Point Tupper locations for crude oil handling and storage is from "lightering," which is the process by which liquid cargo is transferred to smaller vessels, usually while at sea. The price differential between lightering and terminalling is primarily driven by the charter rates for vessels of various sizes. Lightering generally takes significantly longer than discharging at a terminal. Depending on charter rates, the longer charter period associated with lightering is generally offset by various costs associated with terminalling, including storage costs, dock charges and spill response fees. However, terminalling is generally safer and reduces the risk of environmental damage associated with lightering, provides more flexibility in the scheduling of deliveries and allows our customers to deliver their products to multiple locations. Lightering in U.S. territorial waters creates a risk of liability for owners and shippers of oil under the U.S. Oil Pollution Act of 1990 and other state and federal legislation. In Canada, similar liability exists under the Canadian Shipping Act. Terminalling also provides customers with the ability to access value added terminal services.

        In the sale of bunker fuel, we compete with ports offering bunker fuels to which, or from which, each vessel travels or are along the route of travel of the vessel. We also compete with bunker fuel delivery locations around the world. In the Western Hemisphere, alternative bunker fuel locations include ports on the U.S. East Coast and Gulf Coast and in Panama, Puerto Rico, the Bahamas, Aruba, Curacao and Halifax, Nova Scotia.

REFINED PRODUCT PIPELINES

        Our refined product pipelines operations consist primarily of the transportation of refined petroleum products as a common carrier in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 6,389 miles. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. As of December 31, 2005, we owned and operated:

  •
  24 refined product pipelines with an aggregate length of 3,834 miles that connect Valero Energy's McKee, Three Rivers, Corpus Christi and Ardmore refineries to certain of Valero L.P.'s terminals, or to interconnections with third-party pipelines for further distribution, and a 25-mile crude hydrogen pipeline (collectively, the Central West System);

  •
  a 2,090-mile refined product pipeline originating in southern Kansas and terminating at Jamestown, North Dakota, with a western extension to North Platte, Nebraska and an eastern extension into Iowa (collectively, the East Pipeline);

  •
  a 440-mile refined product pipeline originating at Tesoro Corporation's Mandan, North Dakota refinery (the Tesoro Mandan refinery) and terminating in Minneapolis, Minnesota (the North Pipeline); and

  •
  a 2,000-mile anhydrous ammonia pipeline originating at the Louisiana delta area that travels through the midwestern United States and terminates in Nebraska and Indiana (the Ammonia Pipeline).

        We charge tariffs on a per barrel basis for transporting refined products in our refined product pipelines and on a per ton basis for transporting anhydrous ammonia in our ammonia pipeline.

Description of Pipelines

        Central West System.    The pipelines included in the Central West System were constructed to support the refineries to which they are connected. These pipelines are physically integrated with and principally serve refineries owned by Valero Energy. Additionally, we have entered into various agreements with Valero Energy governing the usage of these pipelines. Please read the disclosure contained in Item 8. "Financial Statements and Supplementary Data" in Note 14 of Notes to Consolidated Financial Statements for additional information.

        The refined products transported in these pipelines include gasoline, distillates (including diesel and jet fuel), natural gas liquids (such as propane and butane), blendstocks and other products produced by Valero Energy's refineries. These pipelines connect certain of Valero Energy's refineries to key markets in Texas, New Mexico and Colorado.

        The following table lists information about the pipelines included in the Central West System and the Valero Energy refineries that they serve:

					Year Ended December 31, 2005
Origin and Destination	Valero Energy Refinery	Length	Ownership	Capacity	Throughput	Capacity Utilization
		(Miles)		(Barrels/Day)	(Barrels/Day)
McKee to El Paso, TX	McKee	408	67%	40,000	29,766	74%
McKee to Colorado Springs, CO(a)	McKee	256	100%	38,000	10,335	69%
Colorado Springs, CO to Airport	McKee	2	100%	14,000	1,211	9%
Colorado Springs to Denver, CO	McKee	101	100%	32,000	16,299	51%
McKee to Denver, CO	McKee	321	30%	9,870	9,524	96%
McKee to Amarillo, TX (6") (a)(b)	McKee	49	100%	51,000	31,391	74%
McKee to Amarillo, TX (8")(a)(b)	McKee	49	100%
Amarillo to Abernathy, TX (a)	McKee	102	67%	11,733	7,973	92%
Amarillo, TX to Albuquerque, NM	McKee	293	50%	17,150	9,262	54%
Abernathy to Lubbock, TX (a)	McKee	19	46%	8,029	2,787	35%
McKee to Skellytown, TX	McKee	53	100%	52,000	8,228	16%
Skellytown to Mont Belvieu, TX	McKee	572	50%	26,000	9,859	38%
McKee to Southlake, TX	McKee	375	100%	27,300	18,476	68%
Three Rivers to San Antonio, TX	Three Rivers	81	100%	33,600	26,260	78%
Three Rivers to US/Mexico International Border near Laredo, TX	Three Rivers	108	100%	32,000	21,986	69%
Corpus Christi to Three Rivers, TX	Corpus Christi	68	100%	32,000	6,555	20%
Three Rivers to Corpus Christi, TX	Three Rivers	72	100%	15,000	7,555	50%
Three Rivers to Pettus to San Antonio, TX	Three Rivers	103	100%	24,000	22,445	94%
Three Rivers to Pettus to Corpus Christi, TX (c)	Three Rivers	95	100%	15,000	7,467	50%
Ardmore to Wynnewood, OK (d)	Ardmore	31	100%	90,000	54,143	60%
El Paso, TX to Kinder Morgan	McKee	12	67%	40,000	21,508	54%
Corpus Christi to Pasadena, TX	Corpus Christi	208	100%	105,000	92,638	88%
Corpus Christi to Harlingen, TX	Corpus Christi	167	100%	27,100	25,890	96%
Other refined product pipeline (e)		289	50%	N/A	N/A	N/A

Total		3,834		740,782	441,558	63%

(a)
This pipeline transports barrels relating to two tariff routes, one of which begins at this pipeline's origin and ends at this pipeline's destination and one of which is a longer tariff route with an origin or destination on another pipeline of ours that connects to this pipeline. Throughput disclosed above for this pipeline reflects only the barrels subject to the tariff route beginning at this pipeline's origin and ending at this pipeline's destination. To accurately determine the actual capacity utilization of the pipeline, as well as aggregate capacity utilization, all barrels passing through the pipeline have been taken into account.

(b)
The throughput, capacity and capacity utilization information disclosed above for the McKee to Amarillo, Texas 6-inch pipeline reflects both McKee to Amarillo, Texas pipelines on a combined basis.

(c)
The refined product pipeline from Three Rivers to Pettus to Corpus Christi, Texas is temporarily idled. In the fourth quarter of 2005, an eight-mile portion of this pipeline was permanently idled. As a result, we recorded an impairment charge of $2.1 million included in "interest and other expenses, net" in the consolidated statements of income.

(d)
Included in this segment are two refined product storage tanks with a total capacity of 180,000 barrels located at Wynnewood, Oklahoma. Refined products may be stored and batched prior to shipment into a third party pipeline.

(e)
This category consists of the temporarily idled 6-inch Amarillo, Texas to Albuquerque, New Mexico refined product pipeline.

        East Pipeline.    The East Pipeline covers 2,090 miles and moves refined products from south to north in pipelines ranging in size from 6 inches to 16 inches. The East Pipeline system also includes 23 product tanks with total storage capacity of approximately 1.2 million barrels at our tank farm installations at McPherson and El Dorado, Kansas. The East Pipeline transports refined petroleum products to our terminals along the system and to receiving pipeline connections in Kansas. Shippers on the East Pipeline obtain refined petroleum products from refineries in southeast Kansas connected to the East Pipeline or through other pipelines directly connected to the pipeline system. The East Pipeline transported approximately 25.2 million barrels from the date of the Kaneb Acquisition to December 31, 2005.

        North Pipeline.    The North Pipeline runs from west to east approximately 440 miles from its origin at the Tesoro Mandan refinery to the Minneapolis, Minnesota area. The North Pipeline crosses our East Pipeline near Jamestown, North Dakota where the two pipelines are connected. While the North Pipeline is currently supplied exclusively by the Tesoro Mandan refinery, it is capable of delivering or receiving products to or from the East Pipeline. The North Pipeline transported approximately 8.9 million barrels from the date of the Kaneb Acquisition to December 31, 2005.

        The East and North Pipelines also include 21 truck-loading terminals through which refined petroleum products are delivered to storage tanks and then loaded into petroleum transport trucks. Revenues earned at these terminals relate solely to the volumes transported on the pipeline. In the case of the North Pipeline, separate fees are not charged for the use of these terminals. Instead, the terminalling fees are a portion of the transportation rate included in the pipeline tariff. In the case of the East Pipeline, separate fees are charged for the use of the terminals, but such fees are separately stated within the filed pipeline tariff. As a result, these terminals are included in this segment instead of the refined product terminals segment.

        The following table shows the number of tanks we owned as of December 31, 2005 at each of the 21 refined petroleum product terminals connected to the East or North Pipelines, the storage capacity in barrels and the pipeline to which each such terminal was connected.

Location of Terminals	Number of Tanks	Tank Capacity	Related Pipeline System
Iowa:
LeMars	9	103,000	East
Milford	11	172,000	East
Rock Rapids	12	366,000	East
Kansas:
Concordia	7	79,000	East
Hutchinson	9	161,000	East
Salina	10	98,000	East
Minnesota:
Moorhead	17	498,000	North
Sauk Centre	11	114,000	North
Roseville	13	594,000	North
Nebraska:
Columbus	12	191,000	East
Geneva	39	678,000	East
Norfolk	16	187,000	East
North Platte	22	197,000	East
Osceola	8	79,000	East
North Dakota:
Jamestown (North)	6	141,000	North
Jamestown (East)	13	188,000	East
South Dakota:
Aberdeen	12	181,000	East
Mitchell	8	72,000	East
Sioux Falls	9	381,000	East
Wolsey	21	149,000	East
Yankton	25	246,000	East

Total	290	4,875,000

        Ammonia Pipeline.    The 2,000 mile pipeline originates in the Louisiana delta area, where it has access to three marine terminals on the Mississippi River. It runs north through Louisiana and Arkansas into Missouri, where at Hermann, Missouri, one branch splits and goes east into Illinois and Indiana, while the other branch continues north into Iowa and then turns west into Nebraska. The Ammonia Pipeline is connected to 22 other third party owned terminals, which include two industrial facility delivery locations. Product is supplied to the pipeline from plants in Louisiana and foreign-source product delivered through the marine terminals. Anhydrous ammonia is primarily used as agricultural fertilizer through direct application. It is also used as a component of various types of dry fertilizer, explosives and as a cleaning agent in power plant scrubbers. The Ammonia Pipeline transported approximately 5.9 million barrels (converted from tons) from the date of the Kaneb Acquisition to December 31, 2005.

Other Systems

        We also own three single-use pipelines, located near Umatilla, Oregon, Rawlings, Wyoming and Pasco, Washington, each of which supplies diesel fuel to a railroad fueling facility.

Pipeline Operations

        Revenues for the Central West System are based upon throughput volumes traveling through our system and the related tariffs.

        The revenues for the East Pipeline, North Pipeline and Ammonia Pipeline are based upon volumes and the distance the product is shipped and the related tariffs.

        Pipelines are generally the lowest cost method for intermediate and long-haul overland transportation of refined petroleum products. In general, a shipper on one of our refined petroleum product pipelines delivers products to the pipeline from refineries or third-party pipelines that connect to the pipelines. Each shipper transporting product on a pipeline is required to supply us with a notice of shipment indicating sources of products and destinations. All shipments are tested or receive refinery certifications to ensure compliance with our specifications. Petroleum shippers are generally invoiced by us immediately upon the product entering one of our pipelines.

        The Ammonia Pipeline receives product from anhydrous ammonia plants or from the marine terminals for imported product. Tariffs for transportation are charged to shippers based upon transportation from the origination point on the pipeline to the point of delivery.

        The pipelines in the Central West System, the East Pipeline, the North Pipeline and the Ammonia Pipeline are subject to federal regulation by one or more of the following governmental agencies or laws: the Federal Energy Regulatory Commission (the FERC), the Surface Transportation Board (the STB), the Department of Transportation (DOT), the Environmental Protection Agency (EPA) and the Homeland Security Act. Additionally, the operations and integrity of the Pipelines are subject to the respective state jurisdictions along the route of the systems.

        Except for three single-use pipelines and certain ethanol facilities, all of our pipeline operations constitute common carrier operations and are subject to federal tariff regulation. We are authorized by the FERC to adopt market-based rates in approximately one-half of our markets on the East Pipeline system. Common carrier activities are those for which transportation through our pipelines is available at published tariffs filed, in the case of interstate petroleum product shipments, with the FERC or, in the case of intrastate petroleum product shipments in Colorado, Kansas, Louisiana, North Dakota, Oklahoma and Texas, with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation. The Ammonia Pipeline is subject to federal regulation by the STB, rather than the FERC, and state regulation by the Louisiana Public Service Commission.

        We use Supervisory Control and Data Acquisition remote supervisory control software programs to continuously monitor and control the pipelines. The system monitors quantities of products injected in and delivered through the pipelines and automatically signals the appropriate personnel upon deviations from normal operations that require attention.

Demand for and Sources of Refined Products

        The operations of our Central West, East and North Pipelines depend in large part on the level of demand for refined products in the markets served by the pipelines and the ability and willingness of refiners and marketers having access to the pipelines to supply such demand by deliveries through the pipelines.

        Virtually all of the refined products delivered through the pipelines in the Central West System are gasoline and diesel fuel that originate at refineries owned by Valero Energy. Demand for these products fluctuates as prices for these products fluctuate. Prices fluctuate for a variety of reasons including the overall balance in supply and demand, which is affected by refinery utilization rates, among other factors. Prices for gasoline and diesel fuel tend to increase in the warm weather months as more people drive automobiles.

        The majority of the refined products delivered through the North Pipeline are delivered to the Minneapolis, Minnesota metropolitan area and consist primarily of gasoline and diesel fuel. Demand for those products fluctuates based on general economic conditions and with changes in the weather as more people tend to drive during the warmer months.

        Much of the refined products delivered through the East Pipeline and volumes on the North Pipeline that are not delivered to Minneapolis are ultimately used as fuel for railroads or in agricultural operations, including fuel for farm equipment, irrigation systems, trucks used for transporting crops and crop drying facilities. Demand for refined products for agricultural use, and the relative mix of products required, is affected by weather conditions in the markets served by the East and North Pipelines. The agricultural sector is also affected by government agricultural policies and crop prices. Although periods of drought suppress agricultural demand for some refined products, particularly those used for fueling farm equipment, the demand for fuel for irrigation systems often increases during such times. The mix of refined products delivered varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the areas served by the East Pipeline affect the mix of the refined products delivered through the East Pipeline, although historically any overall impact on the total volumes shipped has not been significant.

        Our refined product pipelines are also dependent upon adequate levels of production of refined products by refineries connected to the pipelines, directly or through connecting pipelines. The refineries are, in turn, dependent upon adequate supplies of suitable grades of crude oil. The pipelines in the Central West System are connected to refineries owned by Valero Energy and generally are subject to long-term throughput agreements with Valero Energy. Valero Energy's refineries connected directly to our pipelines obtain crude oil from a variety of foreign and domestic sources. The refineries connected directly to the East Pipeline obtain crude oil from producing fields located primarily in Kansas, Oklahoma and Texas, and, to a much lesser extent, from other domestic or foreign sources. In addition, refineries in Kansas, Oklahoma and Texas are also connected to the East Pipeline through other pipelines. These refineries obtain their supplies of crude oil from a variety of sources. The pipelines in our Central West System are dependent upon the refineries owned by Valero Energy to which they connect. If operations at one of these refineries were discontinued or reduced, it could have a material adverse effect on our operations, although we would endeavor to minimize the impact by seeking alternative customers for those pipelines. The North Pipeline is heavily dependent on the Tesoro Mandan refinery, which primarily operates on North Dakota crude oil although it has the ability to access other crude oils. If operations at the Tesoro Mandan refinery were interrupted, it could have a material effect on our operations. Other than the refineries owned by Valero Energy to which our pipelines connect and the Tesoro Mandan refinery, if operations at any one refinery were discontinued, we believe (assuming unchanged demand for refined products in markets served by the refined product pipelines) that the effects thereof would be short-term in nature and our business would not be materially adversely affected over the long term because such discontinued production could be replaced by other refineries or by other sources.

        Virtually all of the refined products transported through the pipelines in the Central West System are produced by refineries owned by Valero Energy. The majority of the refined products transported through the East Pipeline are produced at three refineries located at McPherson and El Dorado, Kansas and Ponca City, Oklahoma, which are operated by the National Cooperative Refining Association (NCRA), Frontier Oil Corporation and ConocoPhillips Company, respectively.

The NCRA and Frontier Refining refineries are connected directly to the East Pipeline. The McPherson, Kansas refinery operated by NCRA accounted for approximately 33.8% of the total amount of product shipped over the East Pipeline in 2005. The East Pipeline also has direct access by third party pipelines to four other refineries in Kansas, Oklahoma and Texas and to Gulf Coast supplies of products through connecting pipelines that receive products from pipelines originating on the Gulf Coast.

Demand for and Sources of Anhydrous Ammonia

        The Ammonia Pipeline is one of two major anhydrous ammonia pipelines in the United States and the only one that has the capability of receiving foreign production directly into the system and transporting anhydrous ammonia into the nation's corn belt. This ability to receive either domestic or foreign anhydrous ammonia is a competitive advantage over the next largest ammonia system, which originates in Oklahoma and Texas, then extends into Iowa.

        Our Ammonia Pipeline operations depend on overall nitrogen fertilizer use, management practice, the level of demand for direct application of anhydrous ammonia as a fertilizer for crop production (Direct Application), the weather, as Direct Application is not effective if the ground is too wet or too dry, and the price of natural gas, the primary component of anhydrous ammonia.

        Corn producers have several fertilizer alternatives such as liquid, dry or Direct Application. Liquid and dry fertilizers are both upgrades of anhydrous ammonia and therefore are generally more costly but are less sensitive to weather conditions during application. Direct Application is the cheapest method of fertilizer application.

Customers

        The largest customer of our refined product pipeline segment was Valero Energy, which accounted for $89.7 million, or 57.9% of the total segment revenues, for the year ended December 31, 2005. In addition to Valero Energy, we had a total of approximately 57 shippers for the year ended December 31, 2005, including integrated oil companies, refining companies, farm cooperatives and a railroad. No other customer accounted for more than 10% of the total revenues of the segment for the year ended December 31, 2005.

Competition and Business Considerations

        Because pipelines are generally the lowest cost method for intermediate and long-haul movement of refined petroleum products, our more significant competitors are common carrier and proprietary pipelines owned and operated by major integrated and large independent oil companies and other companies in the areas where we deliver products. Competition between common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. We believe high capital costs, tariff regulation, environmental considerations and problems in acquiring rights-of-way make it unlikely that other competing pipeline systems comparable in size and scope to our pipelines will be built in the near future provided our pipelines have available capacity to satisfy demand and our tariffs remain at reasonable levels.

        The costs associated with transporting products from a loading terminal to end users limit the geographic size of the market that can be served economically by any terminal. Transportation to end users from our loading terminals is conducted primarily by trucking operations of unrelated third parties. Trucks may competitively deliver products in some of the areas served by our pipelines. However, trucking costs render that mode of transportation uncompetitive for longer hauls or larger volumes. We do not believe that trucks are, or will be, effective competition to our long-haul volumes over the long-term.

        The pipelines within the Central West System are physically integrated with and principally serve refineries owned by Valero Energy. Additionally, we have entered into various agreements with Valero Energy governing the usage of these pipelines. As a result, we believe that we will not face significant competition for transportation services provided to the Valero Energy refineries we serve. Please read the disclosure contained in Item 8. "Financial Statements and Supplementary Data" in Note 14 of Notes to Consolidated Financial Statements for additional information on our agreements with Valero Energy.

        The East and North Pipelines' major competitor is an independent, regulated common carrier pipeline system owned by Magellan Midstream Partners, L.P. (Magellan), formerly the Williams Companies, Inc., that operates approximately 100 miles east of and parallel to the East Pipeline and in close proximity to the North Pipeline. The Magellan system is a substantially more extensive system than the East and North Pipelines. Competition with Magellan is based primarily on transportation charges, quality of customer service and proximity to end users. In addition, refined product pricing at either the origin or terminal point on a pipeline may outweigh transportation costs. Seventeen of the East Pipeline's and all four of the North Pipeline's delivery terminals are located within two to 145 miles of, and in direct competition with, Magellan's terminals.

        Competitors of the Ammonia Pipeline include another anhydrous ammonia pipeline that originates in Oklahoma and Texas, and terminates in Iowa. The competitor pipeline has the same Direct Application demand and weather issues as the Ammonia Pipeline but is restricted to domestically produced anhydrous ammonia. Midwest production barges and railroads represent other forms of direct competition to the pipeline under certain market conditions.

CRUDE OIL PIPELINES

        Our crude oil pipeline operations consist primarily of the transportation of crude oil and other feedstocks, such as gas oil, from various points in Texas, Oklahoma, Kansas and Colorado to Valero Energy's McKee, Three Rivers and Ardmore refineries. Also included in this segment are our four crude oil storage facilities in Texas and Oklahoma that are located along the crude oil pipelines and in which crude oil may be stored and batched prior to shipment in the crude oil pipelines. With the exception of the crude oil storage tanks at Corpus Christi discussed below in "—Crude Oil Storage Tanks," we do not generate any separate revenue from these four crude oil storage facilities. The costs associated with the crude oil storage facilities are considered in establishing the tariffs charged for transporting crude oil from the crude oil storage facilities to the refineries.

        As of December 31, 2005, we had an ownership interest in ten crude oil pipelines with an aggregate length of 797 miles. We charge tariffs on a per barrel basis for transporting crude oil and other feedstocks in our crude oil pipelines.

        The following table sets forth information about each of our crude oil pipelines:

					Year Ended December 31, 2005
Origin and Destination	Valero Energy Refinery	Length	Ownership	Capacity	Throughput	Capacity Utilization
		(Miles)		(Barrels/Day)	(Barrels/Day)
Cheyenne Wells, CO to McKee	McKee	252	100%	17,500	11,474	66%
Dixon, TX to McKee	McKee	44	100%	85,000	36,714	43%
Hooker, OK to Clawson, TX (a)	McKee	41	50%	22,000	18,723	85%
Clawson, TX to McKee (b)	McKee	31	100%	36,000	13,115	88%
Wichita Falls, TX to McKee	McKee	272	100%	110,000	70,538	64%
Corpus Christi, TX to Three Rivers	Three Rivers	70	100%	120,000	71,609	60%
Ringgold, TX to Wasson, OK (b)	Ardmore	44	100%	90,000	48,027	53%
Healdton to Ringling, OK	Ardmore	4	100%	52,000	12,436	24%
Wasson, OK to Ardmore (8"-10") (c)	Ardmore	24	100%	90,000	61,324	68%
Wasson, OK to Ardmore (8")	Ardmore	15	100%	40,000	15,006	38%

Total		797		662,500	358,966	57%

(a)
We receive 50% of the tariff with respect to 100% of the barrels transported in the Hooker, Oklahoma to Clawson, Texas pipeline. Accordingly, the capacity, throughput and capacity utilization are given with respect to 100% of the pipeline.

(b)
This pipeline transports barrels relating to two tariff routes, one beginning at the pipeline's origin and ending at its destination, and one with an origin or destination on another connecting Partnership pipeline. Throughput disclosed above for this pipeline reflects only the barrels subject to the tariff route beginning at this pipeline's origin and ending at this pipeline's destination. To accurately determine the actual capacity utilization of the pipeline, as well as aggregate capacity utilization, all barrels passing through the pipeline have been taken into account.

(c)
The Wasson, Oklahoma to Ardmore (8"- 10") pipelines referred to above originate at Wasson as two pipelines but merge into one pipeline prior to reaching Ardmore.

        The following table sets forth information about our crude oil storage facilities associated with the crude oil pipeline segment:

Location	Valero Energy Refinery	Capacity	Number of Tanks	Mode of Receipt	Mode of Delivery	Throughput Year Ended December 31, 2005
		(Barrels)				(Barrels/Day)
Dixon, TX	McKee	240,000	3	pipeline	pipeline	36,714
Ringgold, TX	Ardmore	600,000	2	pipeline	pipeline	48,027
Wichita Falls, TX	McKee	660,000	4	pipeline	pipeline	70,538
Wasson, OK	Ardmore	225,000	2	pipeline	pipeline	76,330

Total		1,725,000	11			231,609

        For the year ended December 31, 2005, Valero Energy accounted for 100% of the total segment revenues, as Valero Energy is the only customer of our crude oil pipeline segment.

Competition and Business Considerations

        Our crude oil pipelines are physically integrated with and principally serve refineries owned by Valero Energy. Additionally, we have entered into various agreements with Valero Energy governing the usage of these pipelines. As a result, we believe that we will not face significant competition for transportation services provided to those refineries owned by Valero Energy. Please read the disclosure contained in Item 8. "Financial Statements and Supplementary Data" in Note 14 of Notes to Consolidated Financial Statements for additional information.

CRUDE OIL STORAGE TANKS

        Our crude oil storage tanks operations consist primarily of storing and delivering crude oil to Valero Energy's refineries in Benicia, Corpus Christi and Texas City.

        At December 31, 2005 we owned 60 crude oil and intermediate feedstock storage tanks and related assets with aggregate storage capacity of approximately 12.5 million barrels. The land underlying these tanks is subject to long-term operating leases. We charge a fee for each barrel of crude oil or certain other feedstocks that we deliver to Valero Energy's Benicia, Corpus Christi West and Texas City refineries.

        The following table sets forth information about our crude oil storage tanks:

Location	Valero Energy Refinery	Capacity	Number of Tanks	Mode of Receipt	Mode of Delivery	Throughput Year Ended December 31, 2005
		(Barrels)				(Barrels/Day)
Benicia, CA	Benicia	3,815,000	16	marine/ pipeline	pipeline	155,628
Corpus Christi, TX	Corpus Christi	4,023,000	26	marine	pipeline	149,174
Texas City, TX	Texas City	3,087,000	14	marine	pipeline	212,607
Corpus Christi, TX (North Beach) (a)	Three Rivers	1,600,000	4	marine	pipeline	—

		12,525,000	60			517,409

(a)
We do not report throughput for the Corpus Christi North Beach storage facility, as revenues for this facility are based on a lease agreement with Valero Energy.

Principal Customers

        For the year ended December 31, 2005, Valero Energy accounted for 100% of the total segment revenues, as Valero Energy is the only customer of our crude oil storage tank segment.

Competition and Business Considerations

        Our crude oil storage tanks are physically integrated with and principally serve refineries owned by Valero Energy. Additionally, we have entered into various agreements with Valero Energy governing the usage of these tanks. As a result, we believe that we will not face significant competition for our services provided to those refineries owned by Valero Energy. Please read the disclosure contained in Item 8. "Financial Statements and Supplementary Data" in Note 14 of Notes to Consolidated Financial Statements for additional information.

OUR RELATIONSHIP WITH VALERO ENERGY

        Our operations include assets that are strategically located within Valero Energy's refining and marketing supply chain in Texas, Oklahoma, California, Colorado, New Jersey, New Mexico, Arizona

and other mid-continent states in the United States. We are dependent on Valero Energy to provide a significant amount of the throughput for our pipelines, terminals and storage tanks and the ability of Valero Energy's refineries to maintain their production of refined products. For the years ended December 31, 2004 and 2003, Valero Energy accounted for 99% and 98%, respectively, of our revenues. As a result of the Kaneb Acquisition, Valero Energy accounted for approximately 34% of our total revenues for the year ended December 31, 2005. Please read the disclosures regarding our relationship with Valero Energy contained in Item 8. "Financial Statements and Supplementary Data" in Note 14 of Notes to Consolidated Financial Statements.

EMPLOYEES

        Valero L.P. has no employees. Valero GP, LLC, the general partner of our general partner, manages our operations with its employees. As of January 1, 2006, Valero GP, LLC had 1,291 employees. Valero GP, LLC believes that its relationship with its employees is satisfactory.

RATE REGULATION

        Several of our petroleum pipelines are interstate common carrier pipelines, which are subject to regulation by the FERC under the October 1, 1977 version of the ICA and the Energy Policy Act of 1992 (the EP Act). The ICA and its implementing regulations give the FERC authority to regulate the rates charged for service on interstate common carrier pipelines and generally require the rates and practices of interstate oil pipelines to be just and reasonable and nondiscriminatory. The ICA also requires tariffs to be maintained on file with the FERC that set forth the rates it charges for providing transportation services on its interstate common carrier liquids pipelines as well as the rules and regulations governing these services. The EP Act deemed certain rates in effect prior to its passage to be just and reasonable and limited the circumstances under which a complaint can be made against such "grandfathered" rates. The EP Act and its implementing regulations also allow interstate common carrier oil pipelines to annually index their rates up to a prescribed ceiling level. In addition, the FERC retains cost-of-service ratemaking, market-based rates and settlement rates as alternatives to the indexing approach.

        Our interstate anhydrous ammonia pipeline is subject to regulation by the STB under the current version of the ICA. The ICA and its implementing regulations give the STB authority to regulate the rates we charge for service on our ammonia pipeline and generally require that our rates and practices be just and reasonable and nondiscriminatory.

        Additionally, the rates and practices for our intrastate common carrier pipelines are subject to regulation by state commissions in Colorado, Kansas, Louisiana, North Dakota, Oklahoma and Texas. Although the applicable state statutes and regulations vary, they generally require that intrastate pipelines publish tariffs setting forth all rates, rules and regulations applying to intrastate service, and generally require that pipeline rates and practices be reasonable and nondiscriminatory. Shippers may also challenge our intrastate tariff rates and practices on our pipelines.

        Neither the FERC nor the state commissions have investigated our rates or practices, and none of those rates are currently subject to challenge or complaint. We do not currently believe that it is likely that there will be a challenge to the tariffs on our petroleum products or crude oil pipelines by a current shipper that would materially affect our revenues or cash flows. In addition, Valero Energy is a significant shipper on many of our pipelines.

Valero Energy has committed to refrain from challenging several of our petroleum products and crude oil tariffs until at least April 2008. Valero Energy has also agreed to be responsible for certain ICA liabilities with respect to activities or conduct occurring during periods prior to April 16, 2001. However, the FERC, the STB or a state regulatory commission could investigate our tariffs on their own motion or at the urging of a third party. Also, since our pipelines are common carrier pipelines, we may be required to accept new shippers who wish to transport in our pipelines and who could potentially decide to challenge our tariffs.

ENVIRONMENTAL AND SAFETY REGULATION

        Our operations are subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management and pollution prevention measures. Our operations are also subject to extensive federal and state health and safety laws and regulations, including those relating to pipeline safety. The principal environmental and safety risks associated with our operations relate to unauthorized emissions into the air, unauthorized releases into soil, surface water or groundwater and personal injury and property damage. Compliance with these environmental and safety laws, regulations and permits increases our capital expenditures and our overall cost of business, and violations of these laws, regulations and/or permits can result in significant civil and criminal liabilities, injunctions or other penalties.

        We have adopted policies, practices and procedures in the areas of pollution control, pipeline integrity, operator qualifications, public relations and education, product safety, occupational health and the handling, storage, use and disposal of hazardous materials that are designed to prevent material environmental or other damage, to ensure the safety of our pipelines, our employees, the public and the environment and to limit the financial liability that could result from such events. Future governmental action and regulatory initiatives could result in changes to expected operating permits and procedures, additional remedial actions or increased capital expenditures and operating costs that cannot be assessed with certainty at this time. In addition, contamination resulting from spills of crude oil and refined products occurs within the industry. Risks of additional costs and liabilities are inherent within the industry, and there can be no assurances that significant costs and liabilities will not be incurred in the future.

WATER

        The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous or more stringent state statutes impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the United States. The discharge of pollutants into state waters or waters of the United States is prohibited, except in accordance with the terms of a permit issued by applicable federal or state authorities. The Oil Pollution Act, enacted in 1990, amends provisions of the Clean Water Act as they pertain to prevention and response to oil spills. Spill prevention control and countermeasure requirements of the Clean Water Act and some state laws require the use of dikes and similar structures to help prevent contamination of state waters or waters of the United States in the event of an overflow or release.

AIR EMISSIONS

        Our operations are subject to the Federal Clean Air Act, as amended, and analogous or more stringent state and local statutes. The Clean Air Act Amendments of 1990, along with more restrictive interpretations of the Clean Air Act, may result in the imposition over the next several years of certain pollution control requirements with respect to air emissions from the operations of our pipelines, storage tanks and terminals. The Environmental Protection Agency (EPA) has been developing, over a period of many years, regulations to implement these requirements. Depending on the nature of those regulations, and upon requirements that may be imposed by state and local regulatory authorities; we may be required to incur certain capital expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals and addressing other air emission-related issues.

        Due to the broad scope of the issues involved and the complex nature of the regulations, full development and implementation of many Clean Air Act regulations have been delayed. Until such time as the new Clean Air Act requirements are implemented, we are unable to estimate the effect on our financial condition or results of operations or the amount and timing of such required expenditures. At this time, however, we do not believe that we will be materially affected by any such requirements.

SOLID WASTE

        We generate non-hazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act (RCRA) and analogous or more stringent state statutes. RCRA also governs the disposal of hazardous wastes. We are not currently required to comply with a substantial portion of RCRA requirements because our operations generate minimal quantities of hazardous wastes. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as "hazardous wastes." Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes.

HAZARDOUS SUBSTANCES

        The Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA and also known as Superfund, and analogous or more stringent state laws, imposes liability, without regard to fault or the legality of the original act, on some classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site and entities that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek recovery from the responsible classes of persons for the costs that they incur. In the course of our ordinary operations, we may generate waste that falls within CERCLA's definition of a "hazardous substance."

        We currently own or lease, and have in the past owned or leased, properties where hydrocarbons are being or have been handled. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination. In addition, we may be exposed to joint and several liability under

CERCLA for all or part of the costs required to clean up sites at which hazardous substances may have been disposed of or released into the environment.

        Remediation of subsurface contamination is in process at many of our pipeline and terminal sites. Based on current investigative and remedial activities, we believe that the cost of these activities will not materially affect our financial condition or results of operations. Such costs, however, are often unpredictable and, therefore, there can be no assurances that the future costs will not become material.

PIPELINE INTEGRITY AND SAFETY

        Our pipelines are subject to extensive federal and state laws and regulations governing pipeline integrity and safety. The federal Pipeline Safety Improvement Act of 2002 and its implementing regulations (collectively, PSIA) generally require pipeline operators to maintain qualification programs for key pipeline operating personnel, to review and update their existing pipeline safety public education programs, to provide information for the National Pipeline Mapping System, to maintain spill response plans, to conduct spill response training and to implement integrity management programs for pipelines that could affect high consequence areas (i.e., areas with concentrated populations, navigable waterways and other unusually sensitive areas). While compliance with PSIA and analogous or more stringent state laws may affect our capital expenditures and operating expenses, we believe that the cost of such compliance will not materially affect our competitive position and will not have a material effect on our financial condition or results of operations.

CAPITAL EXPENDITURES ATTRIBUTABLE TO COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

        In 2005, our capital expenditures attributable to compliance with environmental regulations were approximately $0.1 million, and are currently estimated to be approximately $2.5 million for 2006. The estimates for 2006 do not include amounts related to capital investments at our facilities that management has deemed to be strategic investments rather than expenditures relating to environmental regulatory compliance.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We may not be able to generate sufficient cash from operations to enable us to pay distributions at current levels to our unitholders every quarter

        The amount of cash that we can distribute to our unitholders each quarter principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

  •
  the amount of crude oil and refined product transported in our pipelines;

  •
  throughput volumes in our terminals and storage facilities;

  •
  tariff rates and fees we charge and the margins we realize for our services;

  •
  the level of our operating costs;

  •
  weather conditions;

  •
  domestic and foreign governmental regulations and taxes;

  •
  the effect of worldwide energy conservation measures; and

  •
  prevailing economic conditions.

        In addition, the actual amount of cash that we will have available for distribution will depend on other factors, including:

  •
  our debt service requirements and restrictions on distributions contained in our current or future debt agreements;

  •
  receipts or payments under interest rate swaps;

  •
  the sources of cash used to fund our acquisitions;

  •
  the level of capital expenditures we make;

  •
  fluctuations in our working capital needs;

  •
  issuances of debt and equity securities; and

  •
  adjustments in cash reserves made by our general partner in its discretion.

        Because of these factors, we may not have sufficient available cash each quarter to continue paying distributions at their current level or at all. Furthermore, cash distributions to our unitholders depend primarily upon cash flow, including cash flow from financial reserves and working capital borrowings, and not solely on profitability, which is affected by non-cash items. Therefore, we may make cash distributions during periods when we record net losses and may not make cash distributions during periods when we record net income.

A decline in production at the Valero Energy refineries we serve or the Tesoro Mandan refinery could materially reduce the volume of crude oil and refined petroleum products we transport or store in our assets

        A decline in production at the Valero Energy refineries we serve, or at the Tesoro Mandan refinery, could materially reduce the volume of crude oil and refined petroleum products we transport on those of our pipelines that are connected to these refineries or the volumes we store in related terminals. As a result, our financial position and results of operations and our ability to make distributions to our partners could be adversely affected. The Valero Energy refineries served by our assets or the Tesoro Mandan refinery could partially or completely shut down their operations, temporarily or permanently, due to factors affecting their ability to produce refined petroleum products such as:

  •
  scheduled upgrades or maintenance;

  •
  unscheduled maintenance or catastrophic events, such as a fire, flood, explosion or power outage;

  •
  labor difficulties that result in a work stoppage or slowdown;

  •
  environmental proceedings or other litigation that require the halting of all or a portion of the operations of the refinery; or

  •
  legislation or regulation that adversely impacts the economics of refinery operations.

        For example, our operations are expected to be negatively impacted by lower throughput volumes in 2006 due to scheduled maintenance turnarounds at some of the Valero Energy refineries we serve.

Our future financial and operating flexibility may be adversely affected by restrictions in our debt agreements and by our and Valero Energy's leverage

        As of December 31, 2005, our consolidated debt was approximately $1.2 billion. Among other things, this amount of debt may be viewed negatively by credit rating agencies, which could result in increased costs for us to access the capital markets. In August 2005, Moody's Investor Service confirmed Valero Logistics' and upgraded KPOP's senior unsecured ratings at Baa3 with a stable outlook. In July 2005, Standard & Poors lowered its ratings on Valero Logistics' and KPOP's senior unsecured ratings to BBB minus with a stable outlook. In July 2005, Fitch lowered its rating of KPOP's senior unsecured rating to BBB minus with a stable outlook. Any future downgrade of the debt held by these wholly owned subsidiaries could significantly increase our capital costs or adversely affect our ability to raise capital in the future.

        Debt service obligations, restrictive covenants in our credit facilities and the indentures governing our outstanding senior notes and maturities resulting from this leverage may adversely affect our ability to finance future operations, pursue acquisitions and fund other capital needs and our ability to pay cash distributions to unitholders. In addition, this leverage may make our results of operations more susceptible to adverse economic or operating conditions. For example, during an event of default under any of our debt agreements, we would be prohibited from making cash distributions to our unitholders.

        Additionally, we may not be able to access the capital markets in the future at economically attractive terms, which may adversely affect our future financial and operating flexibility and our ability to pay cash distributions at current levels.

        Further, if one or more credit rating agencies were to downgrade the outstanding indebtedness of Valero Energy, we could experience a similar downgrade of our outstanding indebtedness, an increase in our borrowing costs, difficulty accessing capital markets or a reduction in the market price of our common units. Such a development could adversely affect our ability to finance acquisitions, refinance existing indebtedness and make cash distributions to our unitholders.

We depend on Valero Energy for a significant portion of our revenues and throughputs of crude oil and refined products. Any reduction in the crude oil and refined products that we transport or store for Valero Energy, as a result of scheduled or unscheduled refinery maintenance, upgrades or shutdowns or otherwise, could result in a decline in our revenues, earnings and cash available to pay distributions

        We acquired Kaneb effective July 1, 2005, however, we continue to rely on Valero Energy for a significant portion of our revenues. For the year ended December 31, 2005, Valero Energy accounted for approximately 34% of our revenues. While some of our relationships with Valero Energy are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. Because of the geographic location of certain of our pipelines, terminals and storage facilities, we depend largely upon Valero Energy to provide throughput for our assets. Any decrease in throughputs would cause our revenues to decline and adversely affect our ability to make cash distributions to our unitholders. A decrease in throughputs could result from a temporary or permanent decline in the amount of crude oil transported to and stored at or refined products stored at and transported from the refineries we serve. Factors that could result in such a decline include:

  •
  a material decrease in the supply of crude oil;

  •
  a material increase in the price of crude oil;

  •
  a material decrease in demand for refined products in the markets served by our pipelines and terminals;

  •
  scheduled turnarounds or unscheduled maintenance;

  •
  operational problems or catastrophic events at a refinery;

  •
  environmental proceedings or other litigation that compel the cessation of all or a portion of the operations at a refinery;

  •
  a decision by Valero Energy to redirect refined products transported in our pipelines to markets not served by our pipelines or to transport crude oil by means other than our pipelines;

  •
  increasingly stringent environmental regulations; or

  •
  a decision by Valero Energy to sell one or more of the refineries we serve to a purchaser that elects not to use our pipelines and terminals.

        The loss of all or even a portion of the volumes of crude oil and refined petroleum products supplied by Valero Energy would have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions, unless we were able to find customers with comparable volumes.

Under the pipelines and terminals usage agreement, Valero Energy may use other transportation methods or providers for up to 25% of the crude oil processed and refined products produced at the Ardmore, McKee and Three Rivers refineries. Furthermore, Valero Energy is not required to use our pipelines if there is a change in market conditions that has a material adverse effect on Valero Energy for the transportation of crude oil and refined products, or in the markets for refined products served by these refineries. These factors could adversely affect our ability to make distributions to our unitholders

        If market conditions with respect to the transportation of crude oil or refined products or with respect to the end markets in which Valero Energy sells refined products change in a material manner such that Valero Energy would suffer a material adverse effect if it were to continue to use our pipelines and terminals at the required levels, Valero Energy's obligation to us will be suspended during the period of the change in market conditions to the extent required to avoid the material adverse effect. Any suspension of Valero Energy's obligation could adversely affect throughputs in our pipelines and terminals and therefore our ability to make distributions to our unitholders.

Increases in natural gas and power prices could adversely affect our ability to make distributions to our unitholders

        Power costs constitute a significant portion of our operating expenses. Power costs represented approximately 17.3% of our operating expenses for the year ended December 31, 2005. We use mainly electric power at our pipeline pump stations and terminals and such electric power is furnished by various utility companies that use primarily natural gas to generate electricity. Accordingly, our power costs typically fluctuate with natural gas prices. Increases in natural gas prices may cause our power costs to increase further. If natural gas prices remain high or increase further, our cash flows may be adversely affected, which could adversely affect our ability to make distributions to our unitholders.

Our operations are subject to federal, state and local laws and regulations relating to environmental protection and operational safety that could require us to make substantial expenditures

        Our operations are subject to increasingly strict environmental and safety laws and regulations. The transportation and storage of petroleum and other products, such as specialty liquids, produces a risk that these products may be suddenly released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resources damages, personal injury or property damages to private parties and significant business interruption. We own or lease a number of properties that have been used to store or distribute refined products for many years. Many of these properties, such as the recently acquired assets from Kaneb, were operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes was not under our control. Please read Item 8. "Financial Statements and Supplementary Data" in Note 12 of Notes to Consolidated Financial Statements for a more detailed discussion of our contingent liabilities. If we were to incur a significant liability pursuant to environmental or safety laws or regulations, such a liability could have a material adverse effect on our financial position, our ability to make distributions to our unitholders and our ability to meet our debt service requirements.

Increases in interest rates could adversely affect our business and the trading price of our units

        We have significant exposure to increases in interest rates. At December 31, 2005, we had approximately $1.2 billion of consolidated debt, of which $0.8 billion was at fixed interest rates and $0.4 billion was at variable interest rates after giving effect to interest rate swap agreements. Our results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates above current levels. Further, the trading price of our units is sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.

Our pipeline integrity program may subject us to significant costs and liabilities

        Effective as of May 29, 2001, the U.S. Department of Transportation issued a final rule requiring pipeline operators with more than 500 miles of pipelines to develop integrity management programs to comprehensively evaluate their pipelines and take measures to protect the integrity of pipeline segments located in what the rule refers to as "high consequence areas" where a leak or rupture could potentially do the most harm. Subsequently, the Pipeline Safety Improvement Act of 2002 was enacted, which further enhanced pipeline safety requirements. We have developed and will continue our pipeline integrity management programs, which are intended to assess and maintain the integrity of our pipelines. While the costs associated with the pipeline integrity testing itself are not large, the results of these tests could cause us to incur significant and unanticipated operating and capital expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines. Further, the rule or an increase in public expectations for pipeline safety may require additional reporting, the replacement of some of our pipeline segments, additional monitoring equipment and more frequent inspection or testing of our pipeline facilities. Any repair, remediation, preventative or mitigating actions may require significant capital and operating expenditures. Should we fail to comply with the U.S. Department of Transportation rules and related regulations and orders, we could be subject to penalties and fines, which could have a material adverse effect on our ability to make distributions to our unitholders.

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured

        Our operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures and other events beyond our control. These events might result in a loss of equipment or life, injury or extensive property damage, as well as an interruption in our operations. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially and could escalate further. We currently benefit from coverage under insurance procured by Valero Energy under an annual policy that runs through May 2006. We may be unable to continue to benefit from such insurance procured by Valero Energy and in some instances, certain insurance coverage could become unavailable or available only for reduced amounts of coverage and at higher rates. For example, our insurance carriers require broad exclusions for losses due to terrorist acts. If we were to incur a significant liability for which we are not fully insured, such a liability could have a material adverse effect on our financial position and our ability to make distributions to our unitholders and to meet our debt service requirements.

Our exposure to a diversified national and international geographic asset and product mix may have an adverse impact on our results of operations

        Our business is geographically diversified both in the United States and internationally, which exposes us to supply and demand risks in different markets. A significant overall decrease in supply or demand for refined petroleum products or anhydrous ammonia may have an adverse effect on our financial condition. Also, the product mix we handle is significantly diversified, and the transportation or the terminalling of specialty liquids may expose us to significant environmental risks, which could have a material adverse impact on our results of operations. Further, we have significant international terminalling operations, which expose us to risks particular to such operations. A significant decrease in supply or demand at our main international terminals in Point Tupper, Nova Scotia or St. Eustatius, Netherlands Antilles, as well as foreign currency risks and other risks associated with operations in foreign legal and political environments, could have an adverse impact on our financial results.

Reduced demand for refined products could affect our results of operations and ability to make distributions to our unitholders

        Any sustained decrease in demand for refined products in the markets served by our pipelines could result in a significant reduction in throughputs in our crude oil and refined product pipelines and therefore in our cash flow, reducing our ability to make distributions to our unitholders. Factors that could lead to a decrease in market demand include:

  •
  a recession or other adverse economic condition that results in lower spending by consumers on gasoline, diesel and travel;

  •
  higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline;

  •
  an increase in fuel economy, whether as a result of a shift by consumers to more fuel-efficient vehicles or technological advances by manufacturers;

  •
  an increase in the market price of crude oil that leads to higher refined product prices, which may reduce demand for gasoline. Market prices for crude oil and refined products are subject to wide fluctuation in response to changes in global and regional supply that are beyond our control, and recent significant increases in the price of crude oil may result in a lower demand for refined products; and

  •
  the increased use of alternative fuel sources, such as battery-powered engines. Several state and federal initiatives mandate this increased use. For example, the Energy Policy Act of 1992 requires 75% of new vehicles purchased by federal agencies since 1999, 75% of all new vehicles purchased by state governments since 2000, and 70% of all new vehicles purchased for private fleets in 2006 and thereafter to use alternative fuels.

We may not be able to integrate effectively and efficiently with Kaneb or any future businesses or operations we may acquire. Any future acquisitions may substantially increase the levels of our indebtedness and contingent liabilities

        We are integrating our operations with those of Kaneb. Such integration of operations is a complex, time-consuming and costly process. We may not be able to realize the operating efficiencies, cost savings and other benefits expected. In addition, the costs we incur in implementing these efficiencies, cost savings and other benefits may be greater than expected.

        Part of our business strategy includes acquiring additional pipelines and terminalling and storage facilities that complement our existing asset base and distribution capabilities or provide entry into new markets. We may not be able to identify suitable acquisitions, or we may not be able to purchase or finance any acquisitions on terms that we find acceptable. Additionally, we compete against other companies for acquisitions, and we cannot assure unitholders that we will be successful in the acquisition of any assets or businesses appropriate for our growth strategy. Our capitalization and results of operations may change significantly as a result of future acquisitions, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in connection with any future acquisitions. Unexpected costs or challenges may arise whenever businesses with different operations and management are combined. For example, the incurrence of substantial unforeseen environmental and other liabilities, including liabilities arising from the operation of an acquired business or asset prior to our acquisition for which we are not indemnified or for which indemnity is inadequate, may adversely affect our ability to realize the anticipated benefit from an acquisition. Inefficiencies and difficulties may arise because of unfamiliarity with new assets and new geographic areas of any acquired businesses. Successful business combinations will require our management and other personnel to devote significant amounts of time to integrating the acquired businesses with our existing operations. These efforts may temporarily distract their attention from day-to-day business, the development or acquisition of new properties and other business opportunities. If we do not successfully integrate any future acquisitions, or if there is any significant delay in achieving such integration, our business and financial condition could be adversely affected.

We may sell additional limited partnership units, diluting existing interests of our unitholders

        Our partnership agreement allows us to issue additional limited partnership units and certain other equity securities without unitholder approval. After the subordination period, which is expected to end after the first quarter of 2006, there will be no limit on the total number of limited partnership units and other equity securities we may issue. When we issue additional limited partnership units or other equity securities, the proportionate partnership interest of our existing unitholders will decrease. The issuance could negatively affect the amount of cash distributed to unitholders and the market price of the limited partnership units. Issuance of additional units will also diminish the relative voting strength of the previously outstanding units.

Valero Energy and its affiliates have conflicts of interest and limited fiduciary responsibilities, which may permit them to favor their own interests to the detriment of our unitholders

        Valero Energy and its affiliates currently have an aggregate 21.4% limited partner interest in us and own Valero L.P.'s general partner. Conflicts of interest may arise between Valero Energy and its affiliates, including Valero L.P.'s general partner, on the one hand, and Valero L.P. and its limited partners, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of the unitholders. These conflicts include, among others, the following situations:

  •
  Valero Energy, as the primary shipper in certain of our pipelines, has an economic incentive to seek lower tariff rates for these pipelines, lower terminalling fees and lower storage fees;

  •
  Neither our partnership agreement nor any other agreement requires Valero Energy to pursue a business strategy that favors us or utilizes our assets, including any increase in refinery production or pursuing or growing markets linked to our assets. Valero Energy's directors and officers have a fiduciary duty to make these decisions in the best interests of the stockholders of Valero Energy;

  •
  Valero Energy and its affiliates may engage in limited competition with us;

  •
  Valero Energy may use other transportation methods or providers for up to 25% of the crude oil processed and refined products produced at its Ardmore, McKee and Three Rivers refineries and is not required to use our pipelines if there is a material change in the market conditions for the transportation of crude oil and refined products, or in the markets for refined products served by these refineries, that has a material adverse effect on Valero Energy;

  •
  For some of the refined product pipelines and terminals connected to Valero Energy's Corpus Christi East, Corpus Christi West and Three Rivers refineries, Valero Energy has agreed to specified minimum commitment percentages for certain pipelines and terminals, which generally represent approximately 75% of 2002 historical volumes, but may use other transportation and storage methods and providers for any volumes exceeding such minimum commitments;

  •
  Valero L.P.'s general partner is allowed to take into account the interests of parties other than us, such as Valero Energy, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to the unitholders;

  •
  Valero L.P.'s general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to unitholders. As a result of purchasing our common units, unitholders have consented to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law;

  •
  Valero L.P.'s general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuance of additional limited partner interests and reserves, each of which can affect the amount of cash that is paid to our unitholders;

  •
  Valero L.P.'s general partner determines in its sole discretion which costs incurred by Valero Energy and its affiliates are reimbursable by us;

  •
  Valero L.P.'s general partner may cause us to pay the general partner or its affiliates for any services rendered on terms that are fair and reasonable to us or enter into additional contractual arrangements with any of these entities on our behalf;

  •
  Valero L.P.'s general partner controls the enforcement of obligations owed to us by Valero Energy and its affiliates, including under the handling and throughput agreement, the throughput commitment agreement, the terminalling agreements and the pipelines and terminals usage agreement with Valero Energy;

  •
  Valero L.P.'s general partner decides whether to retain separate counsel, accountants, or others to perform services for us; and

  •
  In some instances, Valero L.P.'s general partner may cause us to borrow funds in order to permit the payment of distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units or to make incentive distributions or to hasten the expiration of the subordination period.

        Valero L.P.'s partnership agreement gives the general partner broad discretion in establishing financial reserves for the proper conduct of our business, including interest payments. These reserves also will affect the amount of cash available for distribution.

The rates that we may charge on our interstate pipelines are subject to regulation by various federal and state agencies, such as the FERC and the STB

        Pursuant to the Interstate Commerce Act, or ICA, the FERC regulates the tariff rates for our interstate common carrier pipeline operations. Under the ICA, tariff rates must be published, just and reasonable and not unduly discriminatory. Shippers may protest or challenge, and the FERC may investigate, the lawfulness of any existing, new or changed tariff rates. The FERC can suspend new or changed tariff rates for up to seven months. The FERC can also require refunds of amounts collected under rates ultimately found to be unlawful.

        We use various FERC-authorized rate methodologies for our interstate pipelines, including cost-of-service rates, market-based rates and settlement rates. Typically, we annually adjust our rates in accordance with FERC indexing methodology, which currently allows a pipeline to increase its rates by a percentage equal to the producer price index for finished goods. If the index results in a negative adjustment, we will typically be required to reduce any rates that exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs. The FERC's authorized rate-making methodologies may also delay the use or implementation of rates that reflect increased costs. If the FERC's rate-making methodologies change, any such change or new methodologies could result in rates that generate lower revenues and cash flow and could adversely affect our ability to make distributions to our partners and to meet our debt service requirements. Any of the foregoing would adversely affect our revenues and cash flow and could affect our ability to make distributions to our partners and to meet our debt service requirements. Additionally, competition constrains our rates in various markets. As a result, we may from time to time be forced to reduce some of our rates to remain competitive.

        Other federal regulatory bodies, including the STB, impose additional rate regulations on our operations and typically require that our rates be just and reasonable and non-discriminatory.

Our pipeline operations are subject to FERC rate-making principles that could have an adverse impact on our ability to recover the full cost of operating our pipeline facilities and our ability to make distributions to our unitholders

        In a decision issued in 2004 involving an oil pipeline limited partnership, BP West Coast Products, LLC v. FERC, the United States Court of Appeals for the District of Columbia Circuit rejected the FERC's Lakehead policy. Under that policy, the FERC had allowed an oil pipeline limited partnership to include in its cost of service an income tax allowance to the extent that its unitholders were corporations. In May 2005, the FERC issued a new Policy Statement on Income Tax Allowances (Policy Statement), stating that a pipeline organized as a tax pass-through entity may include in its cost of service-based rates an income tax allowance to reflect actual or potential tax liability on its public utility income attributable to all entities or individuals owning public utility assets, if the pipeline proves that the ultimate owner of the interest has an actual or potential income tax liability on such income. The Policy Statement also provides that whether a pipeline's owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. In August 2005, the FERC also dismissed requests for rehearing of its new Policy Statement. Since June 2005, the FERC has also issued several orders applying its new policy on income tax allowance, two of which involved the remanded BP West Coast case. Although the new policy affords pipelines organized as pass-through entities an opportunity to recover a tax allowance, these recent orders vary with regard to the type of evidence or related burden of proof necessary to establish whether an actual or potential income tax liability exists for all owners. Application of the Policy Statement in these and other individual cases will also be subject to further FERC action and/or review in the appropriate Court of Appeals. In addition, multiple petitions for review of the Policy Statement and the FERC's application of the Policy Statement on remand of the BP West Coast decision have already been filed at the United States Court of Appeals for the District of Columbia Circuit. Therefore, the ultimate outcome of these proceedings is not certain and could result in changes to the FERC's treatment of income tax allowances in cost of service. If we were to file for a cost of service-based rate increase, we would likely be permitted to include an income tax allowance in such rates only to the extent we could show, pursuant to the Policy Statement, that the ultimate owners of our units have actual or potential income tax liability on our income. There is not yet a definitive ruling from FERC concerning the type of evidence we would have to produce to prevail on a request to include a tax allowance. If the FERC were to disallow a substantial portion of our income tax allowance, it is likely that the maximum rates that could be charged could decrease from current levels.

Terrorist attacks and the threat of terrorist attacks have resulted in increased costs to our business. Continued hostilities in the Middle East or other sustained military campaigns may adversely impact our results of operations

        The long-term impact of terrorist attacks, such as the attacks that occurred on September 11, 2001, and the threat of future terrorist attacks on the energy transportation industry in general, and on us in particular, is not known at this time. Increased security measures we have taken as a precaution against possible terrorist attacks have resulted in increased costs to our business. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror.

        Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital.

TAX RISKS TO OUR UNITHOLDERS

If we were treated as a corporation for federal or state income tax purposes, then our cash available for distribution to unitholders would be substantially reduced

        The anticipated after-tax benefit of an investment in our units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this matter. The value of an investment in us depends largely on our being treated as a partnership for federal income tax purposes.

        If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to unitholders. Thus, treatment of us as a corporation would result in a material reduction in our anticipated cash flow and after-tax return to unitholders, likely causing a substantial reduction in the value of our units.

        Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. In addition, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. For example, the State of New Jersey imposes a state level tax which we currently pay at the maximum amount of $250,000. If any additional states were to impose a tax upon us as an entity, the cash available for distribution to unitholders would be reduced.

A successful IRS contest of the federal income tax positions we take may adversely impact the market for our units, and the costs of any contest will reduce cash available for distribution to our unitholders

        The IRS may adopt positions that differ from the positions we take, even positions taken with the advice of counsel. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our units and the prices at which they trade. In addition, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders and our general partner.

Even if unitholders do not receive any cash distributions from us, they will be required to pay taxes on their respective share of our taxable income

        Unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on the unitholder's respective share of our taxable income, whether or not such unitholder receives cash distributions from us. Unitholders may not receive cash distributions from us equal to the unitholder's respective share of our taxable income or even equal to the actual tax liability that results from the unitholder's respective share of our taxable income.

The sale or exchange of 50% or more of our capital and profits interests, within a twelve-month period, will result in the termination of our partnership for federal income tax purposes

        We will be considered to have terminated our partnership for federal income tax purposes if, within a twelve-month period, there is a sale or exchange of 50% or more of the total interests in our capital and profits. A termination would, among other things, result in the closing of our taxable year for all our unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. If this occurs, unitholders will be allocated an increased amount of federal taxable income for the year in which we are considered to be terminated, and for future years, as a percentage of the cash distributed to the unitholders with respect to that period.

Tax gain or loss on the disposition of our units could be different than expected

        If a unitholder sells units, the unitholder will recognize gain or loss equal to the difference between the amount realized and that unitholder's tax basis in those units. Prior distributions to the unitholder in excess of the total net taxable income the unitholder was allocated for a unit, which decreased the tax basis in that unit, will, in effect, become taxable income to the unitholder if the unit is sold at a price greater than the tax basis in that unit, even if the price the unitholder receives is less than the original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to the selling unitholder.

Tax-exempt entities and foreign persons face unique tax issues from owning units that may result in adverse tax consequences to them

        Investment in units by tax-exempt entities, such as individual retirement accounts (known as IRAs) and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

We will treat each purchaser of our units as having the same tax benefits without regard to the units purchased. The IRS may challenge this treatment, which could adversely affect the value of our units

        Because we cannot match transferors and transferees of units, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from any sale of units and could have a negative impact on the value of our units or result in audit adjustments to a unitholder's tax returns.

PROPERTIES

        Our principal properties are described under the caption "Segments," and that information is incorporated herein by reference. We believe that we have satisfactory title to all of our assets. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens and easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition by us or our predecessors, we believe that none of these burdens will materially detract from the value of these properties or from our interest in these properties or will materially interfere with their use in the operation of our business. In addition, we believe that we have obtained sufficient right-of-way grants and permits from public authorities and private parties for us to operate our business in all material respects as described in this report. We perform scheduled maintenance on all of our pipelines, terminals, crude oil tanks and related equipment and make repairs and replacements when necessary or appropriate. We believe that our pipelines, terminals, crude oil tanks and related equipment have been constructed and are maintained in all material respects in accordance with applicable federal, state and local laws and the regulations and standards prescribed by the American Petroleum Institute, the DOT and accepted industry practice.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 3. LEGAL PROCEEDINGS

        We are named as a defendant in litigation relating to our normal business operations, including regulatory and environmental matters. We are insured against various business risks to the extent we believe it is prudent; however, we cannot assure you that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings as a result of our ordinary business activity.

        With respect to the environmental proceedings listed below, if any one or more of them were decided against us, we believe that it would not have a material effect on our consolidated financial position. However, it is not possible to predict the ultimate outcome of any these proceedings or whether such ultimate outcome may have a material effect of our consolidated financial position.

GRACE ENERGY CORPORATION MATTER

        In 1997, Grace Energy Corporation (Grace Energy) sued subsidiaries of Kaneb in Texas state court. The complaint sought recovery of the cost of remediation of fuel leaks in the 1970s from a pipeline that had once connected a former Grace Energy terminal with Otis Air Force Base (Otis AFB) in Massachusetts. Grace Energy alleges the Otis AFB pipeline and related environmental liabilities had been transferred in 1978 to an entity that was part of Kaneb's acquisition of Support Terminal Services, Inc. and its subsidiaries from Grace Energy in 1993. Kaneb contends that it did not acquire the Otis AFB pipeline and never assumed any responsibility for any associated environmental damage.

        In 2000, the court entered final judgment that: (i) Grace Energy could not recover its own remediation costs of $3.5 million, (ii) Kaneb owned the Otis AFB pipeline and its related environmental liabilities and (iii) Grace Energy was awarded $1.8 million in attorney costs. Both Kaneb and Grace Energy appealed the trial court's final judgment to the Texas Court of Appeals in Dallas. In 2001, Grace Energy filed a petition in bankruptcy, which created an automatic stay of actions against Grace Energy. Once that stay is lifted, we intend to resume vigorous prosecution of the appeal.

        The Otis AFB is a part of a Superfund Site pursuant to CERCLA. The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the Texas state court's final judgment assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two spill areas. In 2002, the Department of Justice asserted that it had incurred over $49.0 million in costs and expected to incur additional costs of approximately $19.0 million for remediation of the two spill areas. The Department of Justice has not filed a lawsuit against us on this matter.

POTOMAC ELECTRIC POWER COMPANY MATTER

        On December 14, 2002, Potomac Electric Power Company sued subsidiaries of Kaneb in the U.S. District Court for the District of Maryland, seeking recovery of all its costs associated with an oil spill in 2000 resulting from a rupture in a fuel oil pipeline in Maryland owned by Potomac Electric and operated by a subsidiary of Kaneb. Potomac Electric alleged that it has incurred costs of approximately $80.0 million as a result of the spill. This matter was settled, and the case was dismissed on December 19, 2005. The effects of this settlement, net of insurance recoveries, were immaterial to our financial position and results of operations.

PORT OF VANCOUVER MATTER

        We own a refined product terminal on property owned by the Port of Vancouver, and we lease the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate a groundwater plume contaminated by the terminal's previous owner and operator. Kaneb has submitted a final remedial action plan to the Washington Department of Ecology and is waiting for it to approve that plan. The Port of Vancouver also owns property near the terminal site that has been contaminated by other parties, some of which are in bankruptcy. Estimated costs to remediate the terminal site depend on a number of factors, including the outcome of litigation involving the other properties owned by the Port of Vancouver that are near the terminal site. No lawsuits have been filed against us in this matter, and our liability for any portion of total future remediation costs is not reasonably estimable at this time.

ENVIRONMENTAL AND SAFETY COMPLIANCE MATTERS

        While it is not possible to predict the outcome of the following environmental and safety compliance proceedings, if any one or more of them were decided adversely against us, we believe that there would be no material effect on our consolidated financial position, liquidity or results of operations. Nevertheless, we are reporting these proceedings to comply with Securities and Exchange Commission regulations, which require us to disclose proceedings arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings will result in monetary sanctions of $100,000 or more.

        In particular, the California Bay Area Air Quality Management District has proposed penalties totaling $381,000 for air violations at the Selby Terminal; the Illinois State General's Office has proposed penalties totaling $133,000 related to a pipeline leak at the Chillicothe Terminal; and the Pipeline and Hazardous Materials Safety Agency has proposed penalties totaling $255,000 based on alleged violations of various pipeline safety requirements in the McKee System. We are currently in settlement negotiations with these government agencies to resolve these matters.

        We are also a party to additional claims and legal proceedings arising in the ordinary course of business. We believe it is unlikely that the final outcome of any of these claims or proceedings to which we are a party would have a material adverse effect on our financial position, results of operations or liquidity; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the unitholders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON UNITS

Market Information, Holders and Distributions

        Our common units are listed and traded on the New York Stock Exchange under the symbol "VLI." At the close of business on February 1, 2006, we had 767 holders of record of our common units. The high and low sales prices (composite transactions) by quarter for the years ended December 31, 2005 and 2004 were as follows:

	Price Range of Common Unit
	High	Low
Year 2005
4th Quarter	$59.00	$50.15
3rd Quarter	60.80	53.50
2nd Quarter	64.20	59.25
1st Quarter	62.90	58.10
Year 2004
4th Quarter	$61.75	$54.00
3rd Quarter	56.01	49.00
2nd Quarter	55.30	43.60
1st Quarter	55.25	48.40

        The cash distributions applicable to each of the quarters in the years ended December 31, 2005 and 2004 were as follows:

	Record Date	Payment Date	Amount Per Unit
Year 2005
4th Quarter	February 7, 2006	February 14, 2006	$0.855
3rd Quarter	November 7, 2005	November 14, 2005	0.855
2nd Quarter	August 5, 2005	August 12, 2005	0.855
1st Quarter	May 6, 2005	May 13, 2005	0.800
Year 2004
4th Quarter	February 7, 2005	February 14, 2005	$0.80
3rd Quarter	November 8, 2004	November 12, 2004	0.80
2nd Quarter	August 6, 2004	August 13, 2004	0.80
1st Quarter	May 7, 2004	May 14, 2004	0.80

        We have also issued and have outstanding 9,599,322 subordinated units, all of which are held by UDS Logistics, LLC, the limited partner of Riverwalk Logistics, L.P. and a wholly owned subsidiary of Valero Energy, for which there is no established public trading market. The issuance of subordinated units was exempt from registration with the SEC under Section 4(2) of the Securities Act of 1933. During the subordination period, the holders of the common units are entitled to receive each quarter a minimum quarterly distribution of $0.60 per unit ($2.40 annualized) prior to any distribution of available cash to holders of the subordinated units. The subordination period is defined generally as the period that will end on the first day of any quarter beginning after March 31, 2006 if (1) we have distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four-quarter periods and (2) our adjusted operating surplus, as defined in our partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable it to distribute the minimum quarterly distribution on all outstanding units on a diluted basis and the related distribution on the 2% general partner interest during those periods. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units will be converted into common units, on a one-for-one basis. We expect the subordination period to end on April 1, 2006.

        During the subordination period, our cash is first distributed 98% to the holders of common units and 2% to the general partner until there has been distributed to the holders of common units an amount equal to the minimum quarterly distribution and arrearages in the payment of the minimum quarterly distribution on the common units for any prior quarter. Secondly, cash is distributed 98% to the holders of subordinated units and 2% to the general partner until there has been distributed to the holders of subordinated units an amount equal to the minimum quarterly distribution. Thirdly, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages shown below.

        After the subordination period, our cash is first distributed 98% to all unitholders and 2% to the general partner until there has been distributed to each unitholder an amount equal to the minimum quarterly distribution. Secondly, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages shown below.

        The general partner, Riverwalk Logistics, L.P., is entitled to incentive distributions if the amount that we distribute with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Unit	Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66	75%	25%

        The general partner's incentive distributions for the years ended December 31, 2005 and 2004 totaled $8.7 million and $4.4 million, respectively. The general partner's share of our net income for the years ended December 31, 2005 and 2004 was 9.7% and 7.6%, respectively, due to the impact of the incentive distributions.

        Effective March 11, 2004, our partnership agreement was amended to lower the general partner's incentive distribution rights with respect to distributions of available cash from 48% to 23% of the amount of any quarterly distribution that exceeds $0.90 per unit. The general partner will continue to receive a 2% distribution with respect to its general partner interest.

ITEM 6. SELECTED FINANCIAL DATA

        The following table contains selected financial data derived from our audited financial statements.

	Year Ended December 31,
	2005(a)	2004	2003(b)	2002	2001
	(Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues	$659,557	$220,792	$181,450	$118,458	$98,827
Operating income	153,694	98,024	83,037	57,230	46,505
Income from continuing operations	107,675	78,418	69,593	55,143	45,873
Basic and diluted income from continuing operations per unit applicable to limited partners(c)	2.76	3.15	3.02	2.72	1.82
Cash distributions per unit applicable to limited partners	3.365	3.20	2.95	2.75	1.70

	Year Ended December 31,
	2005(a)	2004	2003(b)	2002	2001(4)
	(Thousands of Dollars)
Balance Sheet Data:
Property and equipment, net	$2,160,213	$784,999	$765,002	$349,276	$349,012
Total assets	3,366,992	857,507	827,557	415,508	387,070
Long-term debt (less current portion)	1,169,659	384,171	353,257	108,911	25,660
Partners' equity(d)	1,900,779	438,311	438,163	293,895	342,166

(a)
The significant increase in revenues, operating income and income from continuing operations is due primarily to the Kaneb Acquisition.

(b)
On March 18, 2003, Valero Energy contributed the South Texas Pipeline and Terminal Business and certain feedstock storage tanks to us for $350.3 million, including transaction costs.

(c)
Income from continuing operations per unit applicable to limited partners is computed by dividing income from continuing operations applicable to limited partners, after deduction of the general partner's 2% interest and incentive distributions, by the weighted average number of limited partnership units outstanding for each class of unitholder. Basic and diluted income from continuing operations per unit applicable to limited partners is the same because we have no potentially dilutive securities outstanding. The calculation of income from continuing operations per unit applicable to limited partners for the year ended December 31, 2001 is based on the income from continuing operations and the outstanding units from April 16, 2001, the date of our initial public offering, to December 31, 2001.

(d)
The selected financial data as of December 31, 2001 includes the acquisition of the Wichita Falls Business, which we acquired on February 1, 2002 from Valero Energy. Because the Partnership and the Wichita Falls Business came under the common control of Valero Energy commencing on December 31, 2001, the acquisition represented a reorganization of entities under common control and therefore required a restatement of the December 31, 2001 consolidated balance sheet of the Partnership to include the Wichita Falls Business as if it had been combined with us as of December 31, 2001. The partners' equity amount as of December 31, 2001 includes $50.6 million of net parent investment resulting from our acquisition of the Wichita Falls Business. Upon execution of the acquisition on February 1, 2002, partners' equity was reduced by $51.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following review of our results of operations and financial condition should be read in conjunction with Items 1., 1A. and 2. "Business, Risk Factors and Properties," and Item 8. "Financial Statements and Supplementary Data," included in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        This Form 10-K contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words "anticipates," "believes," "expects," "plans," "intends," "estimates," "forecasts," "budgets," "projects," "will," "could," "should," "may" and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read Item 1A. "Risk Factors" for a discussion of certain of those risks.

        If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those described in any forward-looking statement. Other unknown or unpredictable factors could also have material adverse effects on our future results. Readers are cautioned not to place undue reliance on this forward-looking information, which is as of the date of the Form 10-K. We do not intend to update these statements unless it is required by the securities laws to do so, and we undertake no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Recent Developments

        On July 1, 2005, we completed the acquisition of Kaneb Services LLC (KSL) and Kaneb Pipe Line Partners, L.P. (KPP, and, together with KSL, Kaneb), for an aggregate consideration of $2.9 billion (the Kaneb Acquisition). As a result, our annual reported results for 2005 only reflect the contribution of the assets acquired in the Kaneb Acquisition for the second half of the year. Kaneb operated pipeline and terminal assets in the United States, Canada, Europe, the Netherland Antilles, Australia and New Zealand.

        In conjunction with the Kaneb Acquisition, we agreed with the United States Federal Trade Commission to divest certain assets. These assets consisted of two California terminals handling refined products, blendstocks, and crude oil, three East Coast refined product terminals, and a 550-mile refined product pipeline with four truck terminals and storage in the U.S. Rocky Mountains (collectively, the Held Separate Businesses). On September 30, 2005, we sold the Held Separate Businesses to Pacific Energy Partners, L.P. for approximately $455.0 million. In a separate transaction that occurred simultaneously with the closing of the Kaneb Acquisition, we sold all of our interest in KSL's commodity trading business to Valero Energy for approximately $26.8 million.

        Additionally, on December 13, 2005, we entered into an agreement to sell our subsidiaries located in Australia and New Zealand, which own eight terminals with an aggregate storage capacity of 1.1 million barrels, for approximately $65.0 million, plus working capital adjustments. We expect this transaction to close during the first quarter of 2006. The results of operations for the Held Separate Businesses and our subsidiaries located in Australia and New Zealand are reflected in income from discontinued operations in the consolidated statement of income.

Overview

        Valero L.P. is a publicly traded Delaware limited partnership formed in 1999 engaged in the crude oil and refined product transportation, terminalling and storage business. Valero L.P. has terminal facilities in 24 U.S. states, Canada, Mexico, the Netherlands Antilles, the Netherlands, the United Kingdom, Australia and New Zealand.

        As a result of the Kaneb Acquisition, our business changed significantly. Geographically, we expanded from operating primarily in Texas and bordering states, to operating across the United States and internationally. Additionally, prior to the Kaneb Acquisition we relied on Valero Energy Corporation (Valero Energy) almost exclusively for our revenues and cash flows. The Kaneb Acquisition greatly increased our volume from customers other than Valero Energy and consequently reduced our dependence on that one customer. Also in connection with the Kaneb Acquisition, we began selling bunker fuel from the facilities in Canada and the Netherlands Antilles that we acquired. We purchase bunker fuel for resale to our customers at those locations. Principally as a result of the Kaneb Acquisition, our revenues more than doubled to $659.6 million for the year ended December 31, 2005 compared to $220.8 million for the year ended December 31, 2004. Increased revenues resulted in higher net income of $111.1 million for 2005, compared to $78.4 million for 2004. Despite this significant growth, our debt-to-capitalization ratio decreased 8.7% from 46.8% as of December 31, 2004 to 38.1% as of December 31, 2005.

        We conduct our operations through our wholly owned subsidiaries, primarily Valero Logistics Operations, L.P. (Valero Logistics) and Kaneb Pipe Line Operating Partnership, L.P. (KPOP). Our operations are divided into four reportable business segments: refined product terminals, refined product pipelines, crude oil pipelines and crude oil storage tanks.

        Refined Products Terminals.    We own 57 terminals in the United States that provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids. We also own significant international terminal operations on the island of St. Eustatius, Netherlands Antilles, Point Tupper, Nova Scotia, in the United Kingdom, the Netherlands and in Nuevo Laredo, Mexico. We have agreed to sell the eight terminals we currently own in Australia and New Zealand.

        Refined Products Pipelines.    We own common carrier pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 6,389 miles, consisting of the Central West System which is connected to Valero Energy refineries and the East Pipeline and the North Pipeline which we acquired from Kaneb. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Iowa and Nebraska.

        Crude Oil Pipelines.    We own 797 miles of crude oil pipelines which transport crude oil and other feedstocks, such as gas oil, from various points in Texas, Oklahoma, Kansas and Colorado to Valero Energy's McKee, Three Rivers and Ardmore refineries as well as associated crude oil storage facilities in Texas and Oklahoma that are located along the crude oil pipelines.

        Crude Oil Storage Tanks.    We own 60 crude oil and intermediate feedstock storage tanks and related assets that store and deliver crude oil to Valero Energy's refineries in Benicia, Corpus Christi and Texas City.

        We provide transportation, storage services and ancillary services to our customers, including Valero Energy, which indirectly owns our general partner. Factors that affect the results of our operations include:

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

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Financial Highlights
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2005	2004	Change
Statement of Income Data:
Revenues:
Services	$407,194	$220,792	$186,402
Product	252,363	—	252,363

Total revenues	659,557	220,792	438,765
Costs and expenses:
Cost of sales	229,806	—	229,806
Operating expenses	184,609	78,298	106,311
General and administrative expenses	26,553	11,321	15,232
Depreciation and amortization	64,895	33,149	31,746

Total costs and expenses	505,863	122,768	383,095

Operating income	153,694	98,024	55,670
Equity income from joint ventures	2,319	1,344	975
Interest and other expense, net	(43,625)	(20,950)	(22,675)

Income from continuing operations before income tax expense	112,388	78,418	33,970
Income tax expense	4,713	—	4,713

Income from continuing operations	107,675	78,418	29,257
Income from discontinued operations	3,398	—	3,398

Net income	111,073	78,418	32,655
Less general partners' interest and incentive distributions	(10,758)	(5,927)	(4,831)

Limited partners' interest in net income	$100,315	$72,491	$27,824

Weighted-average units outstanding	35,023,250	23,041,394	11,981,856

Net income per unit applicable to limited partners:
Continuing operations	$2.76	$3.15	$(.39)
Discontinued operations	0.10	—	.10

Net income	$2.86	$3.15	$(.29)

	December 31,
	2005	2004
Balance Sheet Data:
Long-term debt, including current portion	$1,170,705	$385,161	$785,544
Partners' equity	1,900,779	438,311	1,462,468
Debt-to-capitalization ratio(a)	38.1%	46.8%	(8.7)%

(a)
Our debt-to-capitalization ratio is defined as our long-term debt, including current portion, divided by the sum of our long-term debt, including current portion, and partners' equity.

Segment Operating Highlights
(Thousands of Dollars, Except Barrel/Day Information)

	Year Ended December 31,
	2005	2004	Change
Refined Product Terminals:
Throughput (barrels/day)(a)	245,084	256,576	(11,492)
Throughput revenues	$43,617	$39,984	$3,633
Storage lease revenues	115,352	—	115,352
Bunkering revenues	252,363	—	252,363
Cost of sales	229,806	—	229,806
Operating expenses	94,607	18,365	76,242
Depreciation and amortization	25,008	6,471	18,537

Segment operating income	$61,911	$15,148	$46,763

Refined Product Pipelines:
Throughput (barrels/day)(a)	556,654	442,596	114,058
Revenues	$149,853	$86,418	$63,435
Operating expenses	64,671	37,332	27,339
Depreciation and amortization	27,778	14,715	13,063

Segment operating income	$57,404	$34,371	$23,033

Crude Oil Pipelines:
Throughput (barrels/day)	358,965	381,358	(22,393)
Revenues	$51,429	$52,462	$(1,033)
Operating expenses	16,378	15,468	910
Depreciation and amortization	4,612	4,499	113

Segment operating income	$30,439	$32,495	$(2,056)

Crude Oil Storage Tanks:
Throughput (barrels/day)	517,409	473,714	43,695
Revenues	$46,943	$41,928	$5,015
Operating expenses	8,953	7,133	1,820
Depreciation and amortization	7,497	7,464	33

Segment operating income	$30,493	$27,331	$3,162

Consolidated Information:
Revenues	$659,557	$220,792	$438,765
Cost of sales	229,806	—	229,806
Operating expenses	184,609	78,298	106,311
Depreciation and amortization	64,895	33,149	31,746

Segment operating income	180,247	109,345	70,902
General and administrative expenses	26,553	11,321	15,232

Consolidated operating income	$153,694	$98,024	$55,670

(a)
Throughput related to newly acquired assets included in the table above is calculated based on throughput for the period from the date of acquisition through December 31 of the year of acquisition divided by the number of days in the applicable year.

Annual Highlights

        Net income for the year ended December 31, 2005 increased $32.7 million compared to the year ended December 31, 2004 due to higher segmental operating income, partially offset by increased general and administrative expense, increased interest expense and increased income tax expense. All of these increases predominantly resulted from the Kaneb Acquisition.

        Segment operating income for the year ended December 31, 2005 increased $70.9 million compared to the year ended December 31, 2004, primarily due to a $46.8 million increase in operating income for the refined product terminals segment and a $23.0 million increase in operating income for the refined product pipelines segment. These increases relate primarily to the effect of the Kaneb Acquisition. Except for storage lease revenues and bunker sales, operating income for our segments depends upon the level of throughputs moving through our assets. In addition to the Kaneb Acquisition, which impacted only the refined product terminals and refined product pipelines segments, all of our segments were affected by lower throughputs in 2005 resulting from scheduled maintenance turnarounds or other operational issues at Valero Energy's McKee, Three Rivers and Ardmore refineries.

Refined Product Terminals

        Revenues increased by $371.3 million for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to the following:

  •
  the Kaneb Acquisition, which contributed $115.4 million of storage lease revenues and $252.4 million of bunkering revenues; and

  •
  higher throughputs at our asphalt terminals, which charge a higher terminalling fee than our other refined product terminals, resulting in increased revenues of $3.1 million.

        Partially offsetting the increases above were lower throughputs resulting from the McKee refinery turnaround, coupled with downtime of a unit at the McKee refinery.

        Cost of sales was $229.8 million for the year ended December 31, 2005. Cost of sales reflects the cost of bunker fuel sold to marine vessels at our facilities at St. Eustatius, Netherlands Antilles and Point Tupper, Nova Scotia, which we acquired as part of the Kaneb Acquisition.

        Operating expenses increased $76.2 million for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to the inclusion in 2005 of operating expenses related to the assets acquired in the Kaneb Acquisition. Operating expenses further increased compared to 2004 due to increased regulatory and maintenance expense and increased internal overhead expense resulting from increased headcount.

        Depreciation and amortization expense increased by $18.5 million primarily due to an increase in our property and equipment related to the Kaneb Acquisition.

Refined Product Pipelines

        Revenues increased by $63.4 million for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to increased throughputs due to the following:

  •
  the Kaneb Acquisition, which increased throughputs by 115,096 barrels per day, resulting in additional revenues of $57.4 million;

  •
  the Dos Laredos pipeline system, which only operated for part of 2004, contributed $3.4 million of additional revenue since it operated for a full year in 2005 and due to a change in the contract terms with Petroleos Mexicanos (PEMEX), allowing for an increase in volumes from 5,000 barrels per day to 10,000 barrels per day;

  •
  the supply dynamics in the Denver market resulted in increased throughputs transported on the McKee to Denver refined product pipeline, a high tariff rate pipeline, resulting in higher revenues of $3.3 million, despite the McKee turnaround; and

  •
  the expansion of the Corpus Christi to Harlingen to Edinburg refined product pipeline, which commenced operations in October 2005, increased revenue by $0.9 million.

        Partially offsetting the increases above were lower throughputs in the refined product pipelines that support Valero Energy's Ardmore and Three Rivers refineries, which experienced maintenance turnarounds during 2005.

        Operating expenses increased by $27.3 million for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to the inclusion in 2005 of operating expenses related to the assets acquired in the Kaneb Acquisition. Operating expenses also increased due to higher regulatory and maintenance expenses related to repairs on the McKee to Denver and Houston pipelines.

        Depreciation and amortization expense increased $13.1 million for the year ended December 31, 2005, compared to the year ended December 31, 2004, due to increases in our property and equipment related to the following:

  •
  the Kaneb Acquisition, which contributed depreciation and amortization expense of $12.1 million;

  •
  the expansion of the Corpus Christi to Harlingen to Edinburg refined product pipeline, which commenced operations in October 2005, resulting in additional depreciation expense of $0.5 million; and

  •
  the Dos Laredos pipeline system, which only operated for part of 2004, resulted in higher depreciation expense of $0.2 million for the full year of 2005.

Crude Oil Pipelines

        Revenues decreased $1.0 million for the year ended December 31, 2005, compared to the year ended December 31, 2004. Decreased revenues resulted primarily from lower throughputs, due to the scheduled turnarounds at the Three Rivers and McKee refineries, coupled with separate downtime of a unit at the McKee refinery. Revenues increased on the Ringgold to Wasson crude oil pipeline, despite lower overall throughputs to the Ardmore refinery, due to increased throughput in this higher tariff rate pipeline.

        Operating expenses increased by $0.9 million for the year ended December 31, 2005, compared to the year ended December 31, 2004 primarily due to higher maintenance expense on the Wasson to Ardmore and the Wichita Falls crude oil pipelines, partially offset by decreased power costs after the removal of pump stations on the Wichita Falls pipeline as part of the power optimization program.

Crude Oil Storage Tanks

        Revenues increased $5.0 million for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily due to a lack of significant operating downtime at the Texas City refinery or the Benicia refinery during 2005, resulting in increased throughput in our crude oil storage tanks.

        Operating expenses increased by $1.8 million for the year ended December 31, 2005 compared to the year ended December 31, 2004, due to higher regulatory and maintenance expense on the Corpus Christi and Texas City crude oil storage tanks.

General

        General and administrative expenses increased by $15.2 million for the year ended December 31, 2005 compared to the year ended December 31, 2004, partially due to increased headcount as a result of the Kaneb Acquisition. Additionally, on July 1, 2005, we amended the service agreement with Valero Energy to reflect the increased level of service resulting from the addition of Kaneb, which increased our annual fee to Valero Energy.

        Interest expense increased by $20.4 million for the year ended December 31, 2005 compared to the year ended December 31, 2004, due to higher average debt balances resulting from debt assumed as part of the Kaneb Acquisition and debt incurred to fund the Kaneb Acquisition combined with higher interest rates in 2005. Additionally, in the fourth quarter of 2005, a portion of the Three Rivers to Pettus to Corpus Christi, Texas refined product pipeline was permanently idled. As a result, we recorded an impairment charge of $2.1 million included in "interest and other expense, net."

        Income tax expense was $4.7 million for the year ended December 31, 2005, all of which related to certain operations acquired in the Kaneb Acquisition that are conducted through separate taxable wholly owned corporate subsidiaries.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Financial Highlights
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2004	2003	Change
Statement of Income Data:
Revenues	$220,792	$181,450	$39,342
Costs and expenses:
Operating expenses	78,298	64,609	13,689
General and administrative expenses	11,321	7,537	3,784
Depreciation and amortization	33,149	26,267	6,882

Total costs and expenses	122,768	98,413	24,355

Operating income	98,024	83,037	14,987
Equity income from joint ventures	1,344	2,416	(1,072)
Interest and other expense, net	(20,950)	(15,860)	(5,090)

Net income	78,418	69,593	8,825
Less general partner's interest and incentive distributions	(5,927)	(3,959)	(1,968)

Limited partners' interest in net income	$72,491	$65,634	$6,857

Weighted-average units outstanding	23,041,394	21,706,164	1,335,230

Net income per unit applicable to limited partners	$3.15	$3.02	$0.13

	December 31,
	2004	2003
Balance Sheet Data:
Long-term debt, including current portion	$385,161	$354,192	$30,969
Partners' equity	438,311	438,163	148
Debt-to-capitalization ratio(a)	46.8%	44.7%	2.1%

(a)
Our debt-to-capitalization ratio is defined as our long-term debt, including current portion, divided by the sum of our long-term debt, including current portion, and partners' equity.

Segment Operating Highlights
(Thousands of Dollars, Except Barrel/Day Information)

	Year Ended December 31,
	2004	2003	Change
Refined Product Terminals:
Throughput (barrels/day)(a)	256,576	225,426	31,150
Throughput revenues	$39,984	$31,269	$8,715
Operating expenses	18,365	15,447	2,918
Depreciation and amortization	6,471	3,508	2,963

Segment operating income	$15,148	$12,314	$2,834

Refined Product Pipelines:
Throughput (barrels/day)(a)	442,596	392,145	50,451
Revenues	$86,418	$72,276	$14,142
Operating expenses	37,332	28,914	8,418
Depreciation and amortization	14,715	12,380	2,335

Segment operating income	$34,371	$30,982	$3,389

Crude Oil Pipelines:
Throughput (barrels/day)	381,358	355,008	26,350
Revenues	$52,462	$50,741	$1,721
Operating expenses	15,468	15,196	272
Depreciation and amortization	4,499	5,379	(880)

Segment operating income	$32,495	$30,166	$2,329

Crude Oil Storage Tanks:
Throughput (barrels/day)(a)	473,714	366,986	106,728
Revenues	$41,928	$27,164	$14,764
Operating expenses	7,133	5,052	2,081
Depreciation and amortization	7,464	5,000	2,464

Segment operating income	$27,331	$17,112	$10,219

Consolidated Information:
Revenues	$220,792	$181,450	$39,342
Operating expenses	78,298	64,609	13,689
Depreciation and amortization	33,149	26,267	6,882

Segment operating income	109,345	90,574	18,771
General and administrative expenses	11,321	7,537	3,784

Consolidated operating income	$98,024	$83,037	$14,987

(a)
During the years ended December 31, 2004 and 2003, we completed several acquisitions as discussed above. The throughput related to these newly acquired assets included in the table above is calculated based on throughput for the period from the date of acquisition through December 31, divided by 365 days.

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

  •
  Valero Energy's addition of a new crude unit at its Texas City refinery in the fourth quarter of 2003, which allowed that refinery to process more throughput, which benefited our storage tank business;

  •
  Increased tariff rates effective April 2004 and the implementation of a Corpus Christi North Beach storage facility lease agreement effective January 2004; and

  •
  Lower throughput volumes in 2003 due to economic-based production cuts at Valero Energy's McKee refinery, a major turnaround at Valero Energy's Ardmore refinery and planned and unplanned crude unit outages at the Texas City refinery.

        Partially offsetting the above increases to net income were the following:

  •
  Crude unit outages at Valero Energy's McKee refinery in the second and third quarters of 2004 and a turnaround at Valero Energy's Benicia refinery in the fourth quarter of 2004;

  •
  Increased operating expense due to the following (excluding the impact of 2003 and 2004 acquisitions):

  •
  Higher incentive compensation expense,

  •
  Higher power costs as a result of higher natural gas prices, and

  •
  Increased internal overhead costs due to the amendment to the Services Agreement, under which overhead previously allocated to Valero Energy is now borne by us.

  •
  Higher general and administrative expense primarily due to the amendment to the Services Agreement effective April 1, 2004, between the Partnership and Valero Energy for services rendered by Valero Energy corporate employees. In addition, general and administrative expenses in 2004 were higher due to increased external public company expenses, incentive compensation and headcount;

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

        On a per unit basis, net income per unit applicable to the limited partners' interest increased 4% or $0.13 per limited partner unit for the year ended December 31, 2004 compared to the year ended December 31, 2003. This per unit increase was attributable to the above reasons, however, the increase in the per unit amount was partially offset by an increase in the number of common units outstanding as a result of the equity offerings completed in 2003.

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

Refined Product Pipelines

        Revenues for the refined product pipelines segment increased $14.1 million or 20% for the year ended December 31, 2004 compared to the year ended December 31, 2003 due to a 13% increase in throughput resulting primarily from Valero L.P.'s acquisition of the South Texas Pipelines on March 18, 2003 and the Southlake refined product pipeline on August 1, 2003. Revenues for the South Texas Pipelines and Southlake refined product pipeline were $31.6 million for the year ended December 31, 2004 compared to revenue of $22.5 million from the dates of acquisition through December 31, 2003. In addition, the Dos Laredos pipeline system, which began shipping propane to the Nuevo Laredo, Mexico propane terminal on June 1, 2004, contributed revenues of $2.6 million in 2004.

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

Crude Oil Pipelines

        Although Valero Energy's McKee refinery had a crude unit down during a portion of the second and third quarter of 2004, throughput for the crude oil pipelines that supply the McKee refinery were slightly higher for 2004 compared to 2003. Throughputs were reduced in 2003 because Valero Energy initiated economic-based refinery production cuts at its McKee refinery in the first quarter of 2003, which contributed to lower throughputs for the crude oil pipelines that supply the McKee refinery.

        Revenues for the crude oil pipelines increased $1.7 million or 3% for the year ended December 31, 2004 compared to the year ended December 31, 2003 due primarily to increased revenues related to the Ardmore crude oil pipelines. During the second quarter of 2003, Valero Energy's Ardmore refinery experienced a major refinery turnaround for most of April, resulting in lower throughput and revenues in the Ringgold to Wasson to Ardmore crude oil pipelines for 2003 as compared to 2004.

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

Crude Oil Storage Tanks

        Revenues for the crude oil storage tanks segment increased $14.8 million or 54% for the year ended December 31, 2004 compared to the year ended December 31, 2003 due to a 29% increase in throughput attributable to the following:

  •
  Our ownership of the crude oil storage tanks for only 288 days of the year ended December 31 2003, compared to 366 days in the year ended December 31, 2004; and

  •
  Valero Energy's addition of a new crude unit at its Texas City refinery in the fourth quarter of 2003, which allowed that refinery to process more throughput in 2004. In addition, there were several planned and unplanned crude unit outages at the Texas City refinery in 2003 which lowered the amount of throughput processed in 2003.

        Partially offsetting the above increases in 2004 was a plant-wide turnaround at Valero Energy's Benicia refinery in the fourth quarter of 2004, which lowered throughput in 2004.

        In addition, effective January 1, 2004, we transferred the operations of our Corpus Christi North Beach storage facility to the crude oil storage tanks segment from the crude oil pipelines segment. Prior to the transfer, we had included the use of this storage facility as a part of the crude oil pipeline tariff for the Corpus Christi to Three Rivers crude oil pipeline. We entered into a one-year shell barrel capacity lease agreement with Valero Energy, which is renewable for one-year terms, for the l.6 million barrels of capacity at the facility and raised the dockage and wharfage fees. Revenues for the year ended December 31, 2004 for the Corpus Christi North Beach storage facility totaled $7.7 million, which included $5.7 million of rental income and $2.0 million of dockage and wharfage fees.

        Operating expenses and depreciation and amortization expense for the crude oil storage tanks segment increased by $2.1 million and $2.5 million, respectively, due to our ownership of the crude oil storage tanks for the full year of 2004 and the transfer of the Corpus Christi North Beach storage facility for the year ended December 31, 2004.

Outlook

        The outlook for the refining industry remains positive with refiners expecting to continue to benefit in 2006 from the same industry fundamentals present in 2005. As a result, overall demand for our services in 2006 should be strong. However, in the first half of 2006, a number of government mandated environmental regulations become effective. These regulations tighten diesel fuel specifications and effectively eliminate the use of MTBE in gasoline. In response to these regulations, many refineries are expected to undergo maintenance turnarounds in the first half of 2006. Certain of Valero Energy's refineries served by our assets are scheduled to undergo maintenance turnarounds to address these environmental regulations. As a result, we expect this period of high maintenance turnaround activity will negatively impact our throughputs and revenues for the first half of 2006. Additionally, we expect higher maintenance expense will negatively impact the results of our operations for the first half of 2006.

        In contrast, we expect the second half of 2006 to have relatively few maintenance turnarounds, particularly at the Valero Energy refineries we serve. Therefore, we expect throughputs and revenues to improve in the second half of 2006 compared to the first half. Additionally, our pipeline tariffs increase annually on July 1, which will further benefit revenues in the second half of 2006. Finally, lower maintenance expenses as projects are completed to upgrade Kaneb assets and the contribution from our strategic project in South Texas, which we expect to be fully operational by May, should positively impact the results of our operations for the second half of 2006.

LIQUIDITY AND CAPITAL RESOURCES

General

        Our primary cash requirements are for distributions to partners, debt service, reliability and expansion capital expenditures, acquisitions and normal operating expenses. We typically generate sufficient cash from our current operations to fund day-to-day operating and general and administrative expenses, reliability capital expenditures and distribution requirements. We also have available borrowing capacity under our existing revolving credit facility and, to the extent necessary, may raise additional funds through equity or debt offerings under our $750 million universal shelf registration statement to fund strategic capital expenditures or other cash requirements not funded from operations. However, there can be no assurance regarding the availability of any additional funds or whether such additional funds can be provided on terms acceptable to us.

Cash Flows for the Year Ended December 31, 2005 and 2004

        Net cash provided by operating activities for the year ended December 31, 2005 was $186.4 million compared to $108.5 million for the year ended December 31, 2004. The increase in cash generated from operating activities is primarily due to higher net income and depreciation expense and less working capital.

        The net cash generated by operating activities for the year ended December 31, 2005, combined with available cash on hand, was used to fund distributions to unitholders and the general partner in the aggregate amount of $127.8 million. Proceeds from long-term debt borrowings totaling $746.5 million, combined with proceeds from the general partner contribution totaling $29.2 million and proceeds received from the sale of Martin Oil LLC to a subsidiary of Valero Energy totaling $26.8 million were used to fund the acquisition of KSL, repay certain outstanding indebtedness of KSL and KPP and to fund capital expenditures and investment of other noncurrent assets of $68.1 million and $3.3 million, respectively. Proceeds received from the sale of the Held Separate Businesses on September 30, 2005 were used to repay debt outstanding under the $400 Million Revolving Credit Agreement and the $525 Million Term Credit Agreement, which was incurred to partially finance the Kaneb Acquisition.

        Net cash provided by operating activities for the year ended December 31, 2004 was $108.5 million. The net cash provided by operations, combined with available cash on hand, was used primarily to fund distributions to unitholders and the general partner in the aggregate amount of $78.2 million. Additionally, we used cash from those sources in combination with long-term debt borrowings totaling $43.0 million to fund $57.5 million of capital expenditures, which included construction of the Dos Laredos pipeline project, and the acquisition of asphalt terminals from Royal Trading on February 20, 2004 totaling $28.1 million.

Equity

        Common Unit Offerings.    On March 18, 2003, we sold 5,750,000 common units in a public offering for net proceeds of $204.6 million, including a $4.3 million general partner contribution from Riverwalk Logistics, L.P. to maintain its 2% general partner interest. We used the net proceeds primarily to fund the acquisition of certain crude oil storage tank assets from Valero Energy. On April 16, 2003, we sold 581,000 common units for net proceeds of $20.9 million, including a $0.5 million general partner contribution, upon the exercise of a portion of the underwriters' over-allotment option. We used the net proceeds to pay down the then outstanding balance due under the revolving credit facility.

        On August 11, 2003, we sold 1,236,250 common units in a public offering, which included 161,250 common units related to an over-allotment option, for net proceeds of $49.3 million, including a $1.0 million general partner contribution. We used the net proceeds primarily to fund the acquisitions of the Southlake refined product pipeline and the Paulsboro refined product terminal.

        Shelf Registration Statement.    On October 2, 2003, the United States Securities and Exchange Commission (the SEC) declared effective a shelf registration statement on Form S-3 filed by us and Valero Logistics to register $750.0 million of securities for potential future issuance. We may, in one or more offerings, offer and sell common units representing limited partner interests in the Partnership. Valero Logistics may, in one or more offerings, offer and sell debt securities, which will be fully and unconditionally guaranteed by us. The full balance of the $750.0 million universal shelf registration statement is available as of December 31, 2005.

        Distributions.    Valero L.P.'s partnership agreement, as amended, determines the amount and priority of cash distributions that our common unitholders, subordinated unitholders and general partner may receive. During the subordination period, if there is sufficient available cash, the holders of our common units are entitled to receive each quarter a minimum distribution of $0.60 per unit ($2.40 annualized) prior to any distribution of available cash to holders of our subordinated units. In addition, the general partner is entitled to incentive distributions, as defined below, if the amount we distribute with respect to any quarter exceeds $0.60 per unit. Effective March 11, 2004, Valero L.P.'s partnership agreement was amended to lower the general partner's incentive distribution rights with respect to distributions of available cash from 48% to 23% of the amount of any quarterly distribution that exceeds $0.90 per unit. The general partner will continue to receive a 2% distribution with respect to its general partner interest. For a detailed discussion of the incentive distribution targets, please read Item 5. "Market for Registrant's Common Units, Related Unitholder Matters and Issuer Purchases of Common Units."

        The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

	Year Ended December 31,
	2005	2004	2003
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$2,589	$1,595	$1,404
General partner incentive distribution	8,711	4,449	2,620

Total general partner distribution	11,300	6,044	4,024
Limited partners' distribution	118,178	73,733	66,179

Total cash distributions	$129,478	$79,777	$70,203

Cash distributions per unit applicable to limited partners	$3.365	$3.200	$2.950

        On January 27, 2006, we declared a quarterly distribution of $0.855 per unit, which was paid on February 14, 2006 to unitholders of record on February 7, 2006. This distribution, related to the fourth quarter of 2005, totaled $44.0 million, of which $3.9 million represented the general partner's share. The general partner's distribution included a $3.0 million incentive distribution.

Capital Requirements

        The petroleum pipeline and terminalling industry is capital intensive, requiring significant investments to maintain, upgrade or enhance existing operations and to comply with environmental and safety laws and regulations. Our capital expenditures consist primarily of:

  •
  reliability capital expenditures, formerly referred to as maintenance capital expenditures, such as those required to maintain equipment reliability and safety and to address environmental and safety regulations; and

  •
  expansion capital expenditures, such as those to expand and upgrade pipeline capacity and to construct new pipelines, terminals and storage tanks. In addition, expansion capital expenditures may include acquisitions of pipelines, terminals or storage tank assets.

        During the year ended December 31, 2005, we incurred reliability capital expenditures of $23.7 million primarily related to system automation and maintenance upgrade projects at our terminals and pipelines, and expansion capital expenditures of $44.4 million primarily related to the construction of 110 miles of new pipeline in the northeastern Mexico and South Texas regions (Dos Paises Project).

        For 2006, we expect to incur approximately $123.5 million of capital expenditures, including $44.8 million for reliability capital projects and $78.7 million for expansion capital projects. We continuously evaluate our capital budget and make changes as economic conditions warrant. If conditions warrant, our actual capital expenditures for 2006 may exceed the budgeted amounts. We believe cash generated from operations combined with other sources of liquidity previously described will be sufficient to fund our capital expenditures in 2006.

Long-Term Contractual Obligations

6.05% Senior Notes

        On March 18, 2003, Valero Logistics completed the sale of $250 million of 6.05% senior notes, issued in a private placement to institutional investors, for net proceeds of $247.3 million. Interest on the 6.05% senior notes is payable semi-annually in arrears on March 15 and September 15 of each year beginning September 15, 2003. Although the 6.05% senior notes were not initially registered under the

Securities Act of 1933 or any other securities laws, we exchanged the outstanding $250.0 million 6.05% senior notes that were not registered for $250.0 million of 6.05% senior notes that have been registered under the Securities Act of 1933 in July 2003.

6.875% Senior Notes

        On July 15, 2002, we completed the sale of $100.0 million of 6.875% senior notes for net proceeds of $98.2 million. The net proceeds were used to repay the $91.0 million then outstanding under the revolving credit facility. Interest on the 6.875% senior notes is payable semi-annually in arrears on January 15 and July 15 of each year.

        The 6.05% and the 6.875% senior notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness of Valero Logistics, including indebtedness under the revolving credit agreement and term loan agreement. Both series of senior notes contain restrictions on Valero Logistics' ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit Valero Logistics' ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions.

        At the option of Valero Logistics, the 6.05% and the 6.875% senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. The Valero Logistics senior notes also include a change-in-control provision, which requires (1) that Valero Energy or an investment grade entity own, directly or indirectly, 51% of our general partner interests and (2) that we (or an investment grade entity) own, directly or indirectly, all of the general partner and limited partner interests in Valero Logistics. Otherwise, Valero Logistics must offer to purchase the senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase.

7.75% and 5.875% Senior Notes

        As a result of the Kaneb Acquisition, we assumed the outstanding senior notes issued by KPOP, having an aggregate face value of $500.0 million, and an aggregate fair value of $555.0 million. The difference between the fair value and the face value of the senior notes is being amortized as a reduction of interest expense over the remaining lives of the senior notes using the effective interest method.

        The senior notes were issued in two series, the first of which bears interest at 7.75% annually (due semi-annually on February 15 and August 15) and matures February 15, 2012. The second series bears interest at 5.875% annually (due on June 1 and December 1) and matures June 1, 2013.

        The 7.75% and 5.875% senior notes do not contain sinking fund requirements. These notes contain restrictions on our ability to incur indebtedness secured by liens, to engage in certain sale-leaseback transactions, to engage in certain transactions with affiliates, as defined, and to utilize proceeds from the disposition of certain assets. At the option of KPOP, the 7.75% and 5.875% senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date.

        The senior notes issued by Valero Logistics are fully and unconditionally guaranteed by Valero L.P. In connection with the Kaneb Acquisition, effective July 1, 2005, Valero L.P. fully and unconditionally guaranteed the outstanding senior notes issued by KPOP. Additionally, effective July 1, 2005, both Valero Logistics and KPOP fully and unconditionally guaranteed the outstanding senior notes of the other.

$525 Million Term Loan Agreement

        On July 1, 2005, we borrowed $525.0 million under our new $525 million term loan agreement dated July 1, 2005 (the $525 Term Loan Agreement), the majority of which was used to fund the Kaneb Acquisition. The $525 Million Term Loan Agreement matures on July 1, 2010 and bears interest based on either an alternative base rate or LIBOR, which was 5.2% as of December 31, 2005. The weighted-average interest rate related to outstanding borrowings under the $525 Million Term Loan Agreement for the year ended December 31, 2005 was 4.5%. With a portion of the proceeds received from the sale of the Held Separate Businesses, we repaid $300.0 million of the outstanding balance. As of December 31, 2005, our outstanding balance under the $525 Million Term Loan Agreement was $225.0 million. No additional funds may be borrowed under the $525 Million Term Loan Agreement.

$400 Million Revolving Credit Agreement

        On July 1, 2005, we borrowed $180.0 million under our $400 million revolving credit agreement (the $400 Million Revolving Credit Agreement), dated effective December 20, 2004 as amended on June 30, 2005, which expires on July 1, 2010 and bears interest based on either an alternative base rate or LIBOR, which was 5.2% as of December 31, 2005. Utilizing the $180.0 million borrowing, other proceeds and cash on hand, on July 1, 2005, we repaid approximately $191.5 million of the outstanding indebtedness of Kaneb and repaid $38.0 million of indebtedness outstanding on our prior $175 million revolving credit facility.

        During the year ended December 31, 2005, we repaid the $209.5 million outstanding under the $400 Million Revolving Credit Agreement, including $160.0 million which was repaid using a portion of the proceeds from the sale of the Held Separate Businesses on September 30, 2005. As of December 31, 2005, we had $395.1 million available for borrowing under the $400 Million Revolving Credit Agreement. The weighted-average interest rate related to outstanding borrowings under the $400 Million Revolving Credit Agreement for the year ended December 31, 2005 was 4.3%.

$175 Million Revolving Credit Facility

        We terminated our $175 million revolving credit facility on July 1, 2005 by repaying the $38.0 million outstanding amount using proceeds from our new $400 Million Revolving Credit Agreement. At Valero Logistics' option, borrowings under the revolving credit facility bore interest based on either an alternative base rate or LIBOR.

UK Term Loan

        As a result of the Kaneb Acquisition, on July 1, 2005, we amended and restated a term loan agreement of Kaneb's UK subsidiary dated January 29, 1999 (the UK Term Loan), and assumed the outstanding obligation of 21,000,000 Pounds Sterling ($36.1 million as of December 31, 2005). The UK Term Loan bears interest at 6.65% annually and matures June 30, 2010.

        The $525 Million Term Loan Agreement, the $400 Million Revolving Credit Agreement and the UK Term Loan all require that we maintain certain financial ratios and include other restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exists or would result from the distribution. These agreements include a change in control provision, which requires that Valero Energy continue to own, directly or indirectly, a majority of Valero L.P.'s general partner interest and that Valero Energy and/or Valero L.P. own 100% of the borrower or 100% of the outstanding limited partner interest in borrower. Management believes that we are in compliance with all of these ratios and covenants as of December 31, 2005.

        Valero Logistics and KPOP own and operate pipelines, terminals and storage tanks and are issuers of the publicly traded senior notes. Valero L.P. has no operations and has fully and unconditionally guaranteed the senior notes issued by KPOP and Valero Logistics and any obligations under Valero Logistics' $400 Million Revolving Credit Agreement and $525 Million Term Loan Agreement and the Kaneb UK Term Loan.

Port Authority of Corpus Christi Note Payable

        The proceeds from the original $12.0 million note payable due to the Port of Corpus Christi Authority of Nueces County, Texas (Port Authority of Corpus Christi) were used for the construction of a crude oil storage facility in Corpus Christi, Texas. The note payable is due in annual installments of $1.2 million through December 31, 2015 and is collateralized by the crude oil storage facility. Interest on the unpaid principal balance accrues at a rate of 8% per annum. The land on which the crude oil storage facility was constructed is leased from the Port Authority of Corpus Christi.

Interest Rate Swaps

        During 2003, we entered into interest rate swap agreements to manage our exposure to changes in interest rates. The interest rate swap agreements have an aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, we will receive a fixed rate (6.875% and 6.05% for the $60.0 million and $107.5 million of interest rate swap agreements, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement.

        The interest rate swap contracts qualified for the shortcut method of accounting prescribed by SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged items.

        As of December 31, 2005 and 2004, the weighted average effective interest rate for the interest rate swaps was 6.6% and 4.7%, respectively. As of December 31, 2005 and 2004, the aggregate estimated fair value of the interest rate swaps included in other long-term liabilities in the consolidated balance sheet was $4.0 million and $1.2 million, respectively.

        The following table presents our long-term contractual obligations and commitments and the related payments due, in total and by period, as of December 31, 2005.

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
	(Thousands of Dollars)
Long-term debt (stated maturities)	$1,046	$611	$660	$713	$265,901	$901,774	$1,170,705
Operating leases	9,544	6,424	5,274	4,434	4,217	81,028	110,921
Purchase obligations	216,426	959	25	25	25	77	217,537

        A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum or variable price provisions, and (iii) the approximate timing of the transaction. Our purchase obligations consist mainly of a bunker fuel purchase agreement with minimum volume requirements, which is based on market prices. We entered into this agreement to support our operations at St. Eustatius whereby we purchase bunker fuel for resale to our customers.

        We do not have any long-term contractual obligations related to our investment in joint ventures, other than the requirement to operate the joint ventures on behalf of the members and to fund our 50% share of capital expenditures as they arise.

Related Party Transactions

        We have related party transactions with Valero Energy for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, certain employee costs, insurance costs, administrative costs, and lease expense. Under the terms of a services agreement with Valero Energy (Services Agreement), we reimburse Valero Energy for payroll costs of employees working on our behalf. Additionally, Valero Energy charges us an administrative service fee. The receivable from Valero Energy as of December 31, 2005 and 2004 represents amounts due for pipeline tariff, terminalling fee and crude oil storage tank fee revenues and the payable to Valero Energy represents amounts due for employee costs, insurance costs, operating expenses, administrative costs and lease expense.

        The following table summarizes information pertaining to transactions with Valero Energy:

	Year Ended December 31,
	2005(a)	2004	2003
	(Thousands of Dollars)
Revenues	$234,485	$217,608	$178,605
Operating expenses	60,921	31,960	24,196
General and administrative expenses	19,356	10,539	6,110

(a)
The amounts reflected in the table include revenues and operating expenses of $1,867 and $1,850, respectively, which are included in income from discontinued operations in the consolidated statement of income.

        In addition to owning a combined 23.4% general and limited partner interest in us as of December 31, 2005, we have entered into a number of operating agreements with Valero Energy, which govern the required services provided to and received from Valero Energy. Most of the operating agreements include adjustment provisions, which allow us to increase the handling, storage and throughput fees we charge to Valero Energy based on a consumer price index. In addition, the pipeline tariffs charged by us are reviewed annually and adjusted based on an inflation index and may also be adjusted to take into consideration additional costs incurred to provide the transportation services. The following is a summary of the significant terms of the individual agreements.

Services Agreement

        We do not have any employees. Under the Services Agreement, the costs related to employees of Valero Energy who perform services directly on our behalf (direct services), including salary, wages and employee benefits are charged by Valero Energy to us. Effective July 1, 2005, the Services Agreement (the 2005 Services Agreement) was amended to account for our significant growth following the closing of the Kaneb Acquisition. The 2005 Services Agreement provided that the annual service fee would be $13.8 million for the first year from July 1, 2005 to June 30, 2006. In addition, we agreed to perform certain services for Valero Energy, including control room services, terminal operations oversight, mapping support and integrity management program planning in exchange for an annual fee.

        Effective January 1, 2006, pursuant to the new services agreement (the 2006 Services Agreement), Valero GP LLC began directly performing many of the services previously provided by Valero Energy under the 2005 Services Agreement, primarily consisting of legal, corporate development and health, safety and environmental functions. As a result, the employees performing these services became employees of Valero GP LLC, and their costs are now directly charged to us. Accordingly, the annual fee charged to us for administrative services was reduced to approximately $1.9 million per year. This annual fee will increase to approximately $2.9 million and $3.4 million in 2007 and 2008, respectively. The annual fee will remain at approximately $3.4 million through the term of the agreement. In addition, each annual fee will be subject to adjustments to account for Valero Energy's annual salary increase. Subject to approval by our Conflicts Committee, the amounts may also be adjusted for changed service levels.

        The term of the 2006 Services Agreement will expire on December 31, 2010 with automatic two-year renewal options unless terminated by either party at least six months prior to the renewal period. We may cancel or reduce the level of services that Valero Energy provides us on 60 days prior written notice. The 2006 Services Agreement will terminate upon the change of control of either Valero Energy or us.

        A portion of our general and administrative costs is passed on to third parties, which jointly own certain pipelines and terminals with us. The net amount of general and administrative costs allocated to partners of jointly owned pipelines totaled $0.6 million, $0.7 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Omnibus Agreement

        The Omnibus Agreement governs potential competition between Valero Energy and the Partnership. Under the Omnibus Agreement, Valero Energy has agreed, and will cause its controlled affiliates to agree, for so long as Valero Energy controls the general partner, not to engage in the business of transporting crude oil and other feedstocks or refined products, including petrochemicals, or operating crude oil storage facilities or refined product terminalling assets in the United States. This restriction does not apply to:

  •
  any business retained by Ultramar Diamond Shamrock Corporation (UDS) as of April 16, 2001, the closing of Valero L.P.'s initial public offering, or any business owned by Valero Energy at the date of its acquisition of UDS on December 31, 2001;

  •
  any business with a fair market value of less than $10 million;

  •
  any business acquired by Valero Energy in the future that constitutes less than 50% of the fair market value of a larger acquisition, provided Valero L.P. has been offered and declined the opportunity to purchase the business; and

  •
  any newly constructed pipeline, terminalling or storage assets that we have not offered to purchase at fair market value within one year of construction.

        Also under the Omnibus Agreement, Valero Energy has agreed to indemnify us for environmental liabilities related to the assets transferred to us in connection with our initial public offering, provided that such liabilities arose prior to and are discovered within ten years after that date (excluding liabilities resulting from a change in law after April 16, 2001).

Pipelines and Terminals Usage Agreement—McKee, Three Rivers and Ardmore

        Under the terms of the Pipeline and Terminals Usage Agreement dated April 16, 2001, we provide transportation services that support Valero Energy's refining and marketing operations relating to the McKee, Three Rivers and Ardmore refineries. Pursuant to the agreement, Valero Energy has agreed through April 2008:

  •
  to transport in our crude oil pipelines at least 75% of the aggregate volumes of crude oil shipped to the McKee, Three Rivers and Ardmore refineries;

  •
  to transport in our refined product pipelines at least 75% of the aggregate volumes of refined products shipped from the McKee, Three Rivers and Ardmore refineries; and

  •
  to use our refined product terminals for terminalling services for at least 50% of all refined products shipped from the McKee, Three Rivers and Ardmore refineries.

        If market conditions change with respect to the transportation of crude oil or refined products, or to the end markets in which Valero Energy sells refined products, in a material manner such that Valero Energy would suffer a material adverse effect if it were to continue to use our pipelines and terminals that service the McKee, Three Rivers and Ardmore refineries at the required levels, Valero Energy's obligation to us will be suspended during the period of the change in market conditions to the extent required to avoid the material adverse effect.

        In the event Valero Energy does not transport in our pipelines or use our terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, Valero Energy will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted average pipeline tariff or terminal fee. For the year ended December 31, 2005, Valero Energy exceeded its obligations under the Pipelines and Terminals Usage Agreement. Additionally, Valero Energy has agreed not to challenge, or cause others to challenge, our interstate or intrastate tariffs for the transportation of crude oil and refined products until at least April 2008.

Crude Oil Storage Tank Agreements

        In conjunction with the acquisition of the Crude Oil Storage Tanks in March 2003, we entered into the following agreements with Valero Energy:

  •
  Handling and Throughput Agreement, dated March 2003, pursuant to which Valero Energy agreed to pay us a fee for 100% of crude oil and certain other feedstocks delivered to each of the Corpus Christi West refinery, the Texas City refinery and the Benicia refinery and to use our logistic assets for handling all deliveries to these refineries. The throughput fees are adjustable annually, generally based on 75% of the regional consumer price index applicable to the location of each refinery. The initial term of the handling and throughput agreement is ten years, which may be extended by Valero Energy for up to an additional five years.

  •
  Services and Secondment Agreements, dated March 2003, pursuant to which Valero Energy agreed to provide personnel to us who perform operating and routine maintenance services related to the crude oil storage tank operations. The annual reimbursement for those services is an aggregate $3.5 million. The initial term of the services and secondment agreements is ten years which we have the option to extend for an additional five years. In addition to the fees we have agreed to pay Valero Energy under the services and secondment agreements, we are responsible for operating expenses and specified capital expenditures related to the tank assets that are not addressed in the services and secondment agreements. These operating expenses and capital expenditures include tank safety inspections, maintenance and repairs, certain environmental expenses, insurance premiums and ad valorem taxes.

  •
  Lease and Access Agreements, dated March 2003, pursuant to which Valero Energy leases to us the land on which the crude oil storage tanks are located for an aggregate amount of $0.7 million per year. The initial term of each lease is 25 years, subject to automatic renewal for successive one-year periods thereafter. We may terminate any of these leases upon 30 days notice after the initial term or at the end of a renewal period. In addition, we may terminate any of these leases upon 180 days notice prior to the expiration of the current term if we cease to operate the crude oil storage tanks or cease business operations.

South Texas Pipelines and Terminals Agreements

        In conjunction with the acquisition of the South Texas Pipelines and Terminals in March 2003, we entered into the following agreements with Valero Energy:

  •
  Terminalling Agreement, dated March 2003, pursuant to which Valero Energy agreed, during the initial period of five years, to pay a terminalling fee for each barrel of refined product stored or handled by or on behalf of Valero Energy at the terminals, including an additive fee for gasoline additive blended at the terminals. At the Houston Hobby Airport terminal, Valero Energy agreed to pay a filtering fee for each barrel of jet fuel stored or handled at the terminal.

  •
  Throughput Commitment Agreement, dated March 2003, pursuant to which Valero Energy agreed, for an initial period of seven years:

  •
  to transport in the Houston and Valley pipeline systems an aggregate of 40% of the Corpus Christi refineries' gasoline and distillate production but only if the combined throughput in these pipelines is less than 110,000 barrels per day;

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

        In the event Valero Energy does not transport in our pipelines or use our terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, Valero Energy will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted average pipeline tariff or terminal fee. Valero Energy's obligation to transport 90% of the Three Rivers refinery raffinate production in the Pettus to Corpus Christi refined product pipeline was suspended in the fourth quarter of 2005 due to the temporary idling of the pipeline in the fourth quarter of 2005.

Hydrogen Tolling Agreement

        A hydrogen tolling agreement, which provides that Valero Energy will pay us minimum annual revenues of $1.4 million for transporting crude hydrogen from the BOC Group's chemical facility in Clear Lake, Texas to Valero Energy's Texas City refinery.

Pittsburgh Asphalt Terminal Throughput Agreement

        A terminal storage and throughput agreement related to the Pittsburgh asphalt terminal, which provides that Valero Energy will pay us a monthly lease fee of $0.2 million, a minimum annual throughput fee of $0.4 million and will reimburse us for utility costs.

Royal Trading Throughput Agreement

        In conjunction with the Royal Trading acquisition, we entered into a five-year terminal storage and throughput agreement with Valero Energy. The agreement provides a base throughput and blending fee schedule with volume incentive discounts once certain thresholds are met. In addition, Valero Energy has agreed to utilize the acquired terminals for a minimum of 18.5% of the combined McKee and Ardmore refineries' asphalt production.

Corpus Christi North Beach Storage Facility Lease

        We entered into a one-year shell barrel capacity lease agreement with Valero Energy on January 1, 2004 for the 1.6 million barrels of capacity at our Corpus Christi North Beach storage facility. This lease automatically renews for additional one-year terms unless either party terminates it with a 90-day written notice. The use of this storage facility was previously included as part of the crude oil pipeline tariff for our Corpus Christi to Three Rivers crude oil pipeline.

Office Rental Agreement

        In January of 2006, we entered into an Office Rental Agreement (the Rental Agreement) with Valero Energy whereby we agreed to lease approximately 65,000 square feet of office space at an annual cost of approximately $1.6 million per year. Rental payments will commence upon the completion of a new office facility presently being constructed by Valero Energy. The completion of this facility is expected to be in the second half of 2007. The Rental Agreement has an initial term of 25 years with a ten-year renewal option.

Other Agreements

        We have other minor storage and throughput contracts with Valero Energy resulting from the Kaneb Acquisition.

Equity Ownership

        As of December 31, 2005, UDS Logistics, LLC, an indirect wholly owned subsidiary of Valero Energy, owned 614,572 of our outstanding common units and all 9,599,322 of our outstanding subordinated units. In addition, as of December 31, 2005, Valero GP, LLC, also an indirect wholly owned subsidiary of Valero Energy, owned 8,200 of our outstanding common units. As a result, Valero Energy owns a 21.4% limited partner interest in us and the 2% general partner interest held by Riverwalk Logistics.

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

        The balance of and changes in our accruals for environmental matters as of and for the years ended December 31, 2005, 2004 and 2003 are included in Note 10 in Item 8. "Financial Statements and Supplemental Data" of Notes to Consolidated Financial Statements. We believe that we have adequately accrued for our environmental exposures.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to select accounting policies and to make estimates and assumptions related thereto that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The accounting policies below are considered critical due to judgments made by management and the sensitivity of these estimates to deviations of actual results from management's assumptions. The critical accounting policies should be read in conjunction with Note 2 of the Consolidated Financial Statements, which summarizes our significant accounting policies.

Depreciation

        We calculate depreciation expense using the straight-line method over the estimated useful lives of our property and equipment. Because of the expected long useful lives of the property and equipment, we depreciate our property and equipment over periods ranging from 15 years to 40 years. Changes in the estimated useful lives of the property and equipment could have a material adverse effect on our results of operations.

Impairment of Long-Lived Assets and Goodwill

        We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. An impairment loss should be recognized only if the carrying amount of the asset/goodwill is not recoverable and exceeds its fair value.

        In order to test for recoverability, management must make estimates of projected cash flows related to the asset which include, but are not limited to, assumptions about the use or disposition of the asset, estimated remaining life of the asset, and future expenditures necessary to maintain the asset's existing service potential. In order to determine fair value, management must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected cash flows, investment rates, interest/equity rates and growth rates, that could significantly impact the fair value of the long-lived asset or goodwill. Due to the subjectivity of the assumptions used to test for recoverability and to determine fair value, significant impairment charges could result in the future, thus affecting our future reported net income.

Asset Retirement Obligations

        We adopted FASB Interpretation No. 47. "Accounting for Conditional Asset Retirement Obligations" (FIN 47) for the year ended December 31, 2005. FIN 47 clarifies the term "conditional asset retirement obligation" as used in FASB statement No. 143, "Accounting for Asset Retirement Obligations." We record a liability for asset retirement obligations, including conditional asset retirement obligations, in the period the obligation is incurred if we can make a reasonable estimate of the fair value of the obligation. In order to determine the fair value of an asset retirement obligation, we must make assumptions as to the date the obligation will be settled, the amount and timing of cash flows required to settle the obligation and an appropriate discount rate.

        We have asset retirement obligations with respect to certain of our assets due to various legal obligations to clean and/or dispose of those assets at the time they are retired. However, these assets can be used for extended and indeterminate period of time as long as they are properly maintained and/or upgraded. It is our practice and current intent to maintain our assets and continue making improvements to those assets based on technological advances. As a result, we believe that our assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of any asset, we estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using established present value techniques.

        We also have legal obligations in the form of leases and right of way agreements, which require us to remove certain of our assets upon termination of the agreement. However, these lease or right of way agreements generally contain automatic renewal provisions that extend our rights indefinitely or we have other legal means available to extend our rights. As a result, we have not recorded a liability for asset retirement obligations as the timing of settlement cannot be reasonably determined.

Environmental Reserve

        Environmental remediation costs are expensed and an associated accrual established when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Accrued liabilities are based on estimates of probable undiscounted future costs over a 20-year time period using currently available technology and applying current regulations, as well as our own internal environmental policies. The environmental liabilities have not been reduced by possible recoveries from third parties. Environmental costs include initial site surveys, costs for remediation and restoration and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. We believe that we have adequately accrued for our environmental exposures.

Contingencies

        We accrue for costs relating to litigation, claims and other contingent matters, including tax contingencies, when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management's judgment, as appropriate. Actual amounts paid may differ from amounts estimated, and such differences will be charged to income in the period when final determination is made.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rate risk on our debt. Additionally, we are exposed to exchange rate fluctuations on transactions related to our foreign operations.

        We manage our debt considering various financing alternatives available in the market and we manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, we utilize interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt. Borrowings under the revolving credit agreement expose us to increases in the benchmark interest rate underlying our variable rate revolving credit agreement.

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

(contractual) maturity dates. Weighted-average variable rates are based on implied forward interest rates in the yield curve at the reporting date.

	December 31, 2005
	Expected Maturity Dates
	2006	2007	2008	2009	2010	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$1,046	$611	$660	$713	$36,901	$854,881	$894,812	$954,039
Average interest rate	8.0%	8.0%	8.0%	8.0%	6.7%	6.6%	6.6%
Variable rate	$—	$—	$—	$—	$229,000	$—	$229,000	$229,000
Average interest rate	—	—	—	—	5.2%	—	5.2%
Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(4,002)
Average pay rate	6.6%	6.6%	6.6%	6.6%	6.7%	6.6%	6.6%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%
	December 31, 2004
	Expected Maturity Dates
	2005	2006	2007	2008	2009	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$990	$566	$611	$660	$713	$355,652	$359,192	$389,933
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	6.3%	6.3%
Variable rate	$—	$28,000	$—	$—	$—	$—	$28,000	$28,000
Average interest rate	—	3.4%	—	—	—	—	3.4%
Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(1,217)
Average pay rate	5.1%	5.7%	6.0%	6.2%	6.6%	7.0%	6.4%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) for Valero L.P. Our management evaluated the effectiveness of Valero L.P.'s internal control over financial reporting as of December 31, 2005. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management believes that as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.

        Management's evaluation of and conclusion regarding the effectiveness of our internal control over financial reporting excludes the internal control over financial reporting of Kaneb Services LLC and Kaneb Pipe Line Partners, L.P. and their respective subsidiaries (collectively, Kaneb), which we acquired on July 1, 2005 (as described in this Item 8. "Financial Statements and Supplementary Data" in Note 3 of Notes to Consolidated Financial Statements). The acquisition of Kaneb contributed approximately 64% of our total revenue for the year ended December 31, 2005 and accounted for approximately 70% of our total assets as of December 31, 2005.

        KPMG LLP, our independent registered public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting, which begins on page 59 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Valero GP, LLC
and Unitholders of Valero L.P.:

        We have audited the accompanying consolidated balance sheets of Valero L.P. and subsidiaries (a Delaware limited partnership) (the Partnership) as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and partners' equity for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valero L.P. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the PCAOB, the effectiveness of Valero L.P. and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                      /s/ KPMG LLP

San Antonio, Texas

March 13, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors of Valero GP, LLC
and Unitholders of Valero L.P.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting (page 66), that Valero L.P. and subsidiaries (the Partnership) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Valero L.P. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Valero L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        The Partnership acquired Kaneb Services LLC and Kaneb Pipe Line Partners L.P. and their respective subsidiaries (collectively, Kaneb) on July 1, 2005, and management excluded Kaneb's internal control over financial reporting from its assessment of the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005. Kaneb contributed approximately 64% of the Partnership's total revenue for the year ended December 31, 2005 and accounted for approximately 70% of the Partnership's total assets at December 31, 2005. Our audit of internal control over financial reporting of the Partnership also excluded an evaluation of the internal control over financial reporting of Kaneb.

        We also have audited, in accordance with the standards of the PCAOB, the consolidated balance sheets of Valero L.P. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, partners' equity, and cash flows for the years then ended, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

                      /s/ KPMG LLP

San Antonio, Texas

March 13, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Valero GP, LLC and Unitholders of Valero L.P.

        We have audited the consolidated statements of income, cash flows and partners' equity of Valero L.P. and subsidiaries (a Delaware limited partnership, "the Partnership") for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Valero L.P. and subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP

San Antonio, Texas

March 11, 2004

VALERO L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$36,054	$16,147
Receivable from Valero Energy	21,873	19,195
Accounts receivable, net of allowance for doubtful accounts of $1,976 and $0 as of December 31, 2005 and 2004, respectively	110,066	3,395
Inventories	17,473	—
Other current assets	30,138	1,242
Assets of businesses held for sale	79,807	—

Total current assets	295,411	39,979

Property and equipment, at cost	2,417,529	981,360
Accumulated depreciation and amortization	(257,316)	(196,361)

Property and equipment, net	2,160,213	784,999
Intangible assets, net	59,159	4,695
Goodwill	767,587	4,715
Investment in joint ventures	73,986	15,674
Deferred charges and other assets, net	10,636	7,445

Total assets	$3,366,992	$857,507

Liabilities and Partners' Equity
Current liabilities:
Current portion of long-term debt	$1,046	$990
Payable to Valero Energy	12,800	4,166
Accounts payable	104,320	10,909
Accrued interest payable	16,391	7,693
Accrued liabilities	46,917	5,146
Taxes other than income taxes	9,013	4,705
Income taxes payable	4,001	—
Liabilities of businesses held for sale	11,100	—

Total current liabilities	205,588	33,609

Long-term debt, less current portion	1,169,659	384,171
Deferred income taxes	13,576	—
Other long-term liabilities	77,390	1,416
Commitments and contingencies (Note 12)
Partners' equity:
Common units (37,210,427 outstanding as of December 31, 2005 and 13,442,072 as of December 31, 2004)	1,749,007	310,537
Subordinated units (9,599,322 outstanding as of December 31, 2005 and 2004)	114,127	117,968
General partner's equity	38,913	9,836
Accumulated other comprehensive loss	(1,268)	(30)

Total partners' equity	1,900,779	438,311

Total liabilities and partners' equity	$3,366,992	$857,507

See Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Services	$407,194	$220,792	$181,450
Product	252,363	—	—

Total revenues	659,557	220,792	181,450

Costs and expenses:
Cost of sales	229,806	—	—
Operating expenses	184,609	78,298	64,609
General and administrative expenses	26,553	11,321	7,537
Depreciation and amortization	64,895	33,149	26,267

Total costs and expenses	505,863	122,768	98,413

Operating income	153,694	98,024	83,037
Equity earnings in joint ventures	2,319	1,344	2,416
Interest and other expense, net	(43,625)	(20,950)	(15,860)

Income from continuing operations before income tax expense	112,388	78,418	69,593
Income tax expense	4,713	—	—

Income from continuing operations	107,675	78,418	69,593
Income from discontinued operations, net of income tax	3,398	—	—

Net income	111,073	78,418	69,593
Less general partner's interest and incentive distributions	(10,758)	(5,927)	(3,959)

Limited partners' interest in net income	$100,315	$72,491	$65,634

Net income per unit applicable to limited partners:
Continuing operations	$2.76	$3.15	$3.02
Discontinued operations	0.10	—	—

Net income	$2.86	$3.15	$3.02

Weighted average number of basic and diluted units outstanding	35,023,250	23,041,394	21,706,164

See Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$111,073	$78,418	$69,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,667	33,149	26,267
Provision for deferred income taxes	4,283	—	—
Equity earnings in joint ventures	(2,499)	(1,344)	(2,416)
Distributions of equity earnings in joint ventures	2,499	1,344	2,416
Changes in operating assets and liabilities:
Increase in receivable from Valero Energy	(2,678)	(3,414)	(7,299)
(Increase) decrease in accounts receivable notes receivable	(39,397)	1,938	(3,831)
Increase in inventories notes receivable	(6,042)	—	—
Increase in other current assets	(11,475)	(260)	(1,098)
Increase (decrease) in payable to Valero Energy	8,634	(5,683)	9,849
(Decrease) increase in accrued interest payable	(259)	47	4,441
Increase in accounts payable and other accrued liabilities	54,604	3,339	4,091
(Decrease) increase in taxes other than income taxes	(3,323)	264	644
Other, net	4,343	705	3,451

Net cash provided by operating activities	186,430	108,503	106,108

Cash Flows from Investing Activities:
Reliability capital expenditures	(23,707)	(9,701)	(10,353)
Expansion capital expenditures	(44,379)	(19,702)	(21,208)
Kaneb acquisition, net of cash acquired	(500,973)	(1,098)	—
Other acquisitions	—	(28,085)	(411,176)
Investment in other noncurrent assets	(3,319)	—	—
Proceeds from sale of Held Separate Businesses, net	454,109	—	—
Proceeds from dispositions of other assets	26,836	46	—
Distributions in excess of equity earnings in joint ventures	2,433	29	387

Net cash used in investing activities	(89,000)	(58,511)	(442,350)

Cash Flows from Financing Activities:
Proceeds from 6.05% senior note offering, net of discount and issuance costs	—	—	247,297
Proceeds from other long-term debt borrowings	746,472	43,000	25,000
Repayment of long-term debt	(735,064)	(15,468)	(25,298)
Distributions to unitholders and general partner	(127,789)	(78,240)	(65,916)
Redemption of common units held by UDS Logistics, LLC	—	—	(134,065)
General partner contributions, net of redemption	29,197	—	2,930
Proceeds from sale of common units to the public, net of issuance costs	—	—	269,026
Increase (decrease) in cash book overdrafts	10,006	1,118	(520)

Net cash provided by (used in) financing activities	(77,178)	(49,590)	318,454

Effect of foreign exchange rate changes on cash	(345)	—	—
Net increase (decrease) in cash and cash equivalents	19,907	402	(17,788)
Cash and cash equivalents as of the beginning of year	16,147	15,745	33,533

Cash and cash equivalents as of the end of year	$36,054	$16,147	$15,745

Supplemental cash flow information:
Cash paid for interest	$53,162	$24,120	$15,701

Cash paid for income taxes	$1,663	$—	$—

See Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
Years Ended December 31, 2005, 2004 and 2003
(Thousands of Dollars)

	Limited Partners			Accumulated Other Comprehensive Loss
			General Partner		Total Partners' Equity
	Common	Subordinated
Balance as of January 1, 2003	$170,655	$117,042	$6,198	$—	$293,895
Net income	36,832	28,802	3,959	—	69,593
Cash distributions to partners	(34,559)	(27,839)	(3,518)	—	(65,916)
Sales of 7,567,250 common units to the public in March, April and August 2003 and related general partner interest contributions	269,026	—	5,787	—	274,813
Redemption of 3,809,750 common units held by UDS Logistics, LLC and related general partner interest redemption	(134,065)	—	(2,857)	—	(136,922)
Other	2,700	—	—	—	2,700

Balance as of December 31, 2003	310,589	118,005	9,569	—	438,163
Net income	42,290	30,201	5,927	—	78,418
Other comprehensive loss—foreign currency translation	—	—	—	(30)	(30)

Total comprehensive income	42,290	30,201	5,927	(30)	78,388

Cash distributions to partners	(42,342)	(30,238)	(5,660)	—	(78,240)

Balance as of December 31, 2004	310,537	117,968	9,836	(30)	438,311
Net income	72,383	27,932	10,758	—	111,073
Other comprehensive loss—foreign currency translation	—	—	—	(1,238)	(1,238)

Total comprehensive income	72,383	27,932	10,758	(1,238)	109,835

Cash distributions to partners	(85,138)	(31,773)	(10,878)	—	(127,789)
Exchange of 23,768,355 common units for all common units of KPP in July 2005 and related general partner interest contributions	1,451,225	—	29,197	—	1,480,422

Balance as of December 31, 2005	$1,749,007	$114,127	$38,913	$(1,268)	$1,900,779

See Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003

1.     ORGANIZATION AND OPERATIONS

Organization

        Valero L.P. is a Delaware limited partnership formed in 1999 that completed its initial public offering of common units in April 16, 2001.

        As used in this report, references to "we," "us," "our" or "the Partnership" collectively refer, depending on the context, to Valero L.P. or a wholly owned subsidiary of Valero L.P.

        Riverwalk Logistics, L.P., a wholly owned subsidiary of Valero Energy Corporation (Valero Energy), is the 2% general partner of the Partnership. Valero Energy, through various affiliates, is also a limited partner in us, resulting in a combined partnership ownership of 23.4%. The remaining 76.6% limited partnership interests are held by public unitholders.

        On July 1, 2005, we completed our acquisition (Kaneb Acquisition) of Kaneb Services LLC (KSL) and Kaneb Pipe Line Partners, L.P. (KPP, and, together with KSL, Kaneb). We acquired all of KSL's outstanding equity securities for approximately $509 million in cash, which was primarily funded by borrowings under a $525 million term credit agreement. Additionally, we issued approximately 23.8 million of our common units valued at approximately $1.45 billion in exchange for all of the outstanding common units of KPP.

Operations

        Our operations are managed by Valero GP, LLC. Valero GP, LLC is the general partner of Riverwalk Logistics, L.P. Valero GP, LLC is an indirect wholly owned subsidiary of Valero Energy.

        We conduct our operations through our subsidiaries, primarily Valero Logistics Operations, L.P. (Valero Logistics) and, as a result of the Kaneb Acquisition, Kaneb Pipe Line Operating Partnership, L.P. (KPOP). We have four business segments: refined product terminals, refined product pipelines, crude oil pipelines and crude oil storage tanks. As of December 31, 2005, our assets included:

  •
  76 refined product terminal facilities providing approximately 59.7 million barrels of storage capacity;

  •
  8,389 miles of refined product pipelines, including 2,000 miles of anhydrous ammonia pipelines, with 21 associated terminals providing storage capacity of 4.7 million barrels;

  •
  797 miles of crude oil pipelines with 11 associated storage tanks providing storage capacity of 1.7 million barrels; and

  •
  60 crude oil storage tanks providing storage capacity of 12.5 million barrels.

        We have terminal facilities in the United States, Canada, Mexico, the Netherlands Antilles, the Netherlands, Australia, New Zealand and the United Kingdom. Our largest customer is Valero Energy, which accounted for 34% of our consolidated revenues for the year ended December 31, 2005 (See Note 14. Related Party Transactions).

        Valero Energy, an independent refining and marketing company, owns and operates 18 refineries with a combined total throughput capacity as of December 31, 2005 of approximately 3.3 million barrels per day. Valero Energy's refining operations rely on various logistics assets (pipelines, terminals, marine dock facilities, bulk storage facilities, refinery delivery racks and rail car loading equipment) that support its refining and retail operations, including the logistics assets we own and operated.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The accompanying consolidated financial statements represent the consolidated operations of the Partnership and our subsidiaries in which we have a controlling interest. Inter-partnership balances and transactions have been eliminated in consolidation. The operations of certain crude oil, refined product pipelines and refined product terminals in which we own an undivided interest, are proportionately consolidated in the accompanying consolidated financial statements. Investments in 50% or less owned entities are accounted for using the equity method of accounting.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews their estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Cash and Cash Equivalents

        Cash equivalents are all highly liquid investments with an original maturity of three months or less when acquired.

Accounts Receivable, net

        Accounts receivable represent valid claims against non-affiliated customers for products sold or services rendered. We extend credit terms to certain customers after review of various credit indicators, including the customer's credit rating. Outstanding customer receivable balances are regularly reviewed for possible non-payment indicators and allowances for doubtful accounts are recorded based upon management's estimate of collectibility at the time of their review.

Inventories

        Inventories consist of petroleum products purchased for resale and are valued at the lower of cost or market. Cost is determined using the weighted-average cost method.

Property and Equipment

        Additions to property and equipment, including reliability and expansion capital expenditures and capitalized interest, are recorded at cost.

        Reliability capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the existing operating capacity of existing assets and extend their useful lives. Expansion capital expenditures represent capital expenditures to expand or upgrade the operating capacity, increase efficiency or increase the earnings potential of existing assets, whether through construction or acquisition. Repair and maintenance costs associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

        Depreciation of property and equipment is recorded on a straight-line basis over the estimated useful lives of the related assets. Gains or losses on sales or other dispositions of property are recorded in income and are reported in "interest and other expense, net" in the consolidated statements of income. When property and equipment is retired or otherwise disposed of, the difference between the carrying value and the net proceeds is recognized as gain or loss in the consolidated statement of income in the year retired.

Goodwill and Intangible Assets

        Goodwill represents the excess of cost of an acquired entity over the fair value of net assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination is not amortized. Intangible assets with finite useful lives are amortized on a straight-line basis over 5 to 47 years. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.    We use October 1 of each year as our annual valuation date for the impairment test. Based on the results of the impairment tests performed as of October 1, 2005, 2004 and 2003, no impairment had occurred.

Investment in Joint Ventures

        Skelly-Belvieu Pipeline Company, LLC.    Formed in 1993, the Skelly-Belvieu Pipeline Company, LLC (Skelly-Belvieu) owns a liquefied petroleum gas pipeline that begins in Skellytown, Texas and extends to Mont Belvieu, Texas near Houston. Skelly-Belvieu is owned 50% by the Partnership and 50% by ConocoPhillips. We account for this investment under the equity method of accounting.

        ST Linden Terminals, LLC.    Formed in 1998, the 44-acre facility provides us with deep-water terminalling capabilities at New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. ST Linden Terminals, LLC (Linden) is owned 50% by the Partnership and 50% by Northville Industries Corp. We account for this investment under the equity method of accounting.

Deferred Charges and Other Assets

        "Deferred charges and other assets, net" primarily include the following:

  •
  deferred financing costs amortized over the life of the related debt obligation using the effective interest method; and

  •
  deferred costs incurred in connection with acquiring a customer contract, which will be amortized over the life of the contract.

Impairment of Long-Lived Assets

        Long-lived assets, including property and equipment and investment in joint ventures, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset. If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows. We believe that the carrying amounts of our long-lived assets as of December 31, 2005 are recoverable.

Taxes Other than Income Taxes

        Taxes other than income taxes include primarily liabilities for ad valorem taxes, franchise taxes, and value added taxes.

Income Taxes

        We are a limited partnership and are not subject to federal or state income taxes. Accordingly, the taxable income or loss of the Partnership, which may vary substantially from income or loss reported for financial reporting purposes, is generally includable in the federal and state income tax returns of the individual partners. For transfers of publicly held units subsequent to the initial public offering, we have made an election permitted by Section 754 of the Internal Revenue Code to adjust the common unit purchaser's tax basis in our underlying assets to reflect the purchase price of the units. This results in an allocation of taxable income and expenses to the purchaser of the common units, including depreciation deductions and gains and losses on sales of assets, based upon the new unitholder's purchase price for the common units.

        Due to the Kaneb Acquisition, we conduct certain of our operations through separate taxable wholly owned corporate subsidiaries. Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled.

Asset Retirement Obligations

        Effective January 1, 2003, we adopted FASB Statement No. 143, "Accounting for Asset Retirement Obligations," which establishes financial accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We record a liability for asset retirement obligations in the period the obligation is incurred if we can make a reasonable estimate of the fair value of the obligation. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the fair value.

        We have asset retirement obligations with respect to certain of our assets due to various legal obligations to clean and/or dispose of those assets at the time they are retired. However, these assets can be used for extended and indeterminate period of time as long as they are properly maintained and/or upgraded. It is our practice and current intent to maintain our assets and continue making improvements to those assets based on technological advances. As a result, we believe that our assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of any asset, we estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using established present value techniques.

        We also have legal obligations in the form of leases and right of way agreements, which require us to remove certain of our assets upon termination of the agreement. However, these lease or right of way agreements generally contain automatic renewal provisions that extend our rights indefinitely or we have other legal means available to extend our rights. As a result, we have not recorded a liability for asset retirement obligations as the timing of settlement cannot be reasonably determined.

Environmental Remediation Costs

        Environmental remediation costs are expensed and an associated accrual established when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Accrued liabilities are based on estimates of probable undiscounted future costs over a 20-year time period using currently available technology and applying current regulations, as well as our own internal environmental policies. The environmental liabilities have not been reduced by possible recoveries from third parties. Environmental costs include initial site surveys, costs for remediation and restoration and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods.

Product Imbalances

        Product imbalances occur when customers deliver more or less refined product volumes into our pipelines than they are entitled to receive. We value assets and liabilities related to product imbalances at current market prices. Product imbalance liabilities are included in accrued liabilities on the consolidated balance sheet. Included in other current assets is $20.0 million of product imbalance assets as of December 31, 2005. Prior to the Kaneb Acquisition, we did not have product imbalances.

Revenue Recognition

        Revenues for the refined product terminals segment include fees for tank storage agreements, whereby a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage lease revenues), and throughput agreements, whereby a customer pays a fee per barrel for volumes moving through our terminals (throughput revenues). Certain of our terminals also provide blending, handling and filtering services. Revenues for the refined product terminals segment also include the sale of bunker fuel, the fuel used by marine vessels, at Point Tupper and St. Eustatius for which we earn revenues based upon a price per metric ton applied to the number of metric tons delivered to our customer. Our facilities at Point Tupper, Nova Scotia and St. Eustatius, Netherland Antilles charge fees to provide ancillary services such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services.

        Throughput revenues (based on a terminalling fee) are recognized as refined products are delivered out of our terminal. Storage revenues are recognized when services are provided to the customer. Product revenues are recognized when product is sold and title and risk pass to the customer. Revenues for ancillary services are recognized as those services are provided.

        Revenues for the refined product and crude oil pipelines segments are derived from interstate and intrastate pipeline transportation of refined product and crude oil. The revenues for the East Pipeline, North Pipeline and Ammonia Pipeline are based upon volumes and the distance the product is shipped and the related tariffs. Transportation revenues (based on pipeline tariffs) are recognized as refined products or crude oil is delivered out of the pipelines.

        Crude oil storage tank revenues are recognized as crude oil and certain other refinery feedstocks are received by the related refinery.

Income Allocation

        Our net income for each quarterly reporting period is first allocated to the general partner in an amount equal to the general partner's incentive distribution declared for the respective reporting period. The remaining net income is allocated among the limited and general partners in accordance with their respective 98% and 2% interests.

Net Income per Unit Applicable to Limited Partners

        We have identified the general partner and the subordinated units as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common and subordinated units outstanding during the period. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner's 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding. Basic and diluted net income per unit applicable to limited partners is the same because we have no potentially dilutive securities outstanding. The general partner's incentive distribution allocation for the years ended December 31, 2005, 2004 and 2003 was $8.7 million, $4.4 million and $2.6 million, respectively. The amount of net income per unit allocated to common units was equal to the amount allocated to the subordinated units for the years presented.

Comprehensive Income

        Comprehensive income consists of net income and other gains and losses affecting partners' equity that, under United States generally accepted accounting principles, are excluded from net income, such as foreign currency translation adjustments.

Risk Management Activities

        Beginning in 2003, we entered into interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. We account for the interest rate swaps as fair value hedges and recognize the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. Changes in the fair value of the interest rate swaps, along with the offsetting gain or loss on the debt that is being hedged, are recognized currently in the consolidated statement of income as an adjustment to interest expense.

New Accounting Pronouncements

        FASB Statement 153.    In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets," which addresses the measurement of exchanges of nonmonetary assets. Statement No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets, which was previously provided by APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. Statement No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement No 153 was effective for nonmonetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005. The adoption of Statement No. 153 did not affect our financial position or results of operations.

        FASB Interpretation No. 47.    In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Since the obligation to perform the asset retirement activity is unconditional, FIN 47 provides that a liability for the fair value of a conditional asset retirement obligation should be recognized if that fair value can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of a conditional asset retirement obligation under FASB Statement No. 143. FIN 47 became effective for us for the year ended December 31, 2005, and did not affect our financial position or results of operations.

Reclassifications

        Certain previously reported amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation.

3.     ACQUISITIONS

Completed During 2005

Kaneb Acquisition

        On July 1, 2005, we completed the Kaneb Acquisition. We acquired all of KSL's outstanding equity securities for approximately $509 million in cash, which was primarily funded by borrowings under our $525 million term credit agreement. Additionally, we issued approximately 23.8 million of our common units valued at approximately $1.45 billion in exchange for all of the outstanding common units of KPP.

        The Kaneb Acquisition expands our geographic presence and creates one of the largest terminal and pipeline operations in the United States. The Kaneb Acquisition also provides us with a more diversified customer base, which minimizes our dependence on one customer.

        The financial statements include the results of operations of the Kaneb Acquisition commencing on July 1, 2005.

Purchase Price Allocation

        The Kaneb Acquisition was accounted for using the purchase method. The purchase price has been preliminarily allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition pending completion of an independent appraisal and other evaluations.

        The purchase price and the preliminary purchase price allocation as of December 31, 2005 were as follows (in thousands):

Cash paid for the outstanding equity securities of KSL	$509,307
Value of Valero L.P.'s common units issued in exchange for KPP units	1,451,249
Transaction costs	10,532
Fair value of long-term debt assumed	779,707
Fair value of other liabilities assumed	181,618

Total	$2,932,413

Current assets	$602,910
Property and equipment	1,443,289
Goodwill	762,872
Intangible assets	58,000
Other noncurrent assets	65,342

Total	$2,932,413

Unaudited Pro Forma Information

        The unaudited pro forma financial information below includes the historical financial information of Kaneb and the Partnership for the periods indicated. This financial information assumes the following:

  •
  we completed the Kaneb Acquisition on January 1, 2004;

  •
  we borrowed $525.0 million to purchase all of the outstanding equity securities of KSL;

  •
  we issued approximately 23.8 million common units in exchange for all of the outstanding common units of KPP;

  •
  we received a contribution from our general partner of $29.2 million to maintain its 2% interest; and

  •
  the results of operations of the Held Separate Businesses, Martin Oil LLC (a marketing subsidiary of KSL), and the Australian and New Zealand subsidiaries are reported as discontinued operations.

        The unaudited pro forma information presented below is not necessarily indicative of the results of future operations:

	Year Ended December 31,
	2005	2004
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$1,005,662	$787,475
Operating income	130,347	179,936
Income from continuing operations	$83,084	$132,374
Income from discontinued operations	9,853	13,985

Net income	$92,937	$146,359

Net income per unit applicable to limited partners:
Continuing operations	$1.48	$2.52
Discontinued operations	0.21	0.29

Net income	$1.69	$2.81

Completed During 2004

Royal Trading Asphalt Terminals

        On February 20, 2004, we acquired two asphalt terminals, one in Catoosa, Oklahoma near Tulsa and one in Rosario, New Mexico near Santa Fe, from Royal Trading Company (Royal Trading) for $28.1 million. These terminals have an aggregate storage capacity of 500,000 barrels in 32 tanks and six loading stations. The purchase price was allocated to the individual tangible and identifiable intangible assets acquired based on their fair values as determined by an independent appraisal. In conjunction with the Royal Trading acquisition, we entered into an agreement with Valero Energy (See Note 14. Related Party Transactions).

        The results of operations for these two terminals are included in the consolidated statements of income commencing on February 20, 2004. The pro forma financial information for the years ended December 31, 2004 and 2003 that give effect to the acquisition of Royal Trading as of January 1, 2004 and 2003 have not been disclosed, as the effect is not significant.

Completed During 2003

Telfer Asphalt Terminal

        On January 7, 2003, we completed our acquisition of Telfer Oil Company's (Telfer) Pittsburg, California asphalt terminal for $15.3 million. The asphalt terminal includes two storage tanks with a combined storage capacity of 350,000 barrels, six 5,000-barrel polymer modified asphalt tanks, a truck rack, rail facilities and various other tanks and equipment. In conjunction with the Telfer acquisition, we entered into a six-year Terminal Storage and Throughput Agreement with Valero Energy. A portion of the purchase price represented payment to the principal owner of Telfer for a non-compete agreement and for the lease of certain facilities adjacent to the terminal operations.

South Texas Pipelines and Terminals

        On March 18, 2003, Valero Energy contributed the South Texas pipeline system to us for $150.1 million, including transaction costs. The South Texas pipeline system was comprised of the Houston pipeline system, the Valley pipeline system and the San Antonio pipeline system (together referred to as the South Texas Pipelines and Terminals). In conjunction with the South Texas Pipelines and Terminals acquisition, we entered into several agreements with Valero Energy (See Note 14. Related Party Transactions).

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

        The unaudited pro forma financial information for the years ended December 31, 2003 assumes that the South Texas Pipelines and Terminals acquisition occurred on January 1, 2003.

Year Ended December 31, 2003
(Thousands of Dollars, Except Per Unit Data)
Revenues	$187,294
Operating income	85,028
Net income	69,930
Net income per unit applicable to limited partners	$3.03

Crude Oil Storage Tanks

        On March 18, 2003, Valero Energy contributed 58 crude oil storage tanks and related assets (the Crude Oil Storage Tanks) to us for $200.2 million, including transaction costs. The Crude Oil Storage Tanks consisted of certain tank shells, foundations, tank valves, tank gauges, pressure equipment, temperature equipment, corrosion protection, leak detection, tank lighting and related equipment located at Valero Energy's Corpus Christi refinery, Texas City refinery and Benicia refinery.

        Historically, the Crude Oil Storage Tanks were operated as part of Valero Energy's refining operations and, as a result, no separate fee was charged related to these assets and, accordingly, no revenues were recorded by Valero Energy. The Crude Oil Storage Tanks were not accounted for separately by Valero Energy and were not operated as an autonomous business unit. As a result, the purchase of the Crude Oil Storage Tanks represented an asset acquisition and, therefore, no pro forma impact of this transaction has been included above. In conjunction with the Crude Oil Storage Tanks acquisition, we entered into several agreements with Valero Energy (See Note 14. Related Party Transactions).

Shell Pipeline Interest

        On May 1, 2003, we acquired Shell Pipeline Company, LP's (Shell) 28% undivided interest in the Amarillo to Abernathy refined product pipeline and Shell's 46% undivided interest in the Abernathy to Lubbock refined product pipeline for $1.6 million. After this acquisition, we own a 67% undivided interest and ConocoPhillips owns the remaining 33% undivided interest in the Amarillo to Abernathy refined product pipeline and we own a 46% undivided interest and ConocoPhillips owns the remaining 54% undivided interest in the Abernathy to Lubbock refined product pipeline.

Southlake Refined Product Pipeline

        Effective August 1, 2003, we acquired the Southlake refined product pipeline from Valero Energy for $29.9 million. The pipeline, which has a capacity of 27,300 barrels per day, is a 375-mile pipeline connecting Valero Energy's McKee refinery to our Southlake refined product terminal near Dallas, Texas.

Paulsboro Refined Product Terminal

        On September 3, 2003, we acquired the Paulsboro refined product terminal from ExxonMobil Oil Corporation for $14.1 million. The Paulsboro refined product terminal is located in Paulsboro, New Jersey, next to Valero Energy's Paulsboro refinery. The terminal has a storage capacity of 90,800 barrels.

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
	(Thousands of Dollars)
Telfer (Pittsburg) Asphalt Terminal	$15,047	$250	$15,297
South Texas Pipelines and Terminals	149,575	540	150,115
Crude Oil Storage Tanks	200,198	—	200,198
Shell Pipeline Interest	1,600	—	1,600
Southlake Refined Product Pipeline	29,911	—	29,911
Paulsboro Refined Product Terminal	14,055	—	14,055

Total Purchase Price Allocations	$410,386	$790	$411,176

4.     DISPOSITIONS AND ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

Sale of Held Separate Businesses

        In conjunction with the Kaneb Acquisition, we agreed with the United States Federal Trade Commission to divest certain assets. These assets consisted of two California terminals handling refined products, blendstocks, and crude oil, three East Coast refined product terminals, and a 550-mile refined products pipeline with four truck terminals and storage in the U.S. Rocky Mountains (collectively, the Held Separate Businesses).

        On September 30, 2005, we sold the Held Separate Businesses to Pacific Energy Partners, L.P. for approximately $455.0 million. Results of operations related to the Held Separate Businesses are classified as income from discontinued operations in the consolidated statement of income for the year ended December 31, 2005. Revenues and pre-tax income related to the Held Separate Businesses were $14.2 million and $3.2 million, respectively, for the year ended December 31, 2005. Income tax expense was not included in discontinued operations related to the Held Separate Businesses as they were owned by entities that were not subject to income tax. Additionally, interest expense of approximately $4.9 million was allocated to the Held Separate Businesses as certain of our debt agreements required us to use the proceeds from the sale of the Held Separate Businesses to repay outstanding debt.

Sale of Martin Oil LLC

        In a separate transaction that occurred simultaneously with the closing of the Kaneb Acquisition, we sold all of our interest in Kaneb's commodity trading business, Martin Oil LLC, to Valero Energy for approximately $26.8 million.

Assets and Liabilities of Businesses Held for Sale

        On December 13, 2005, we entered into a definitive agreement to sell our subsidiaries located in Australia and New Zealand (the Australia and New Zealand Subsidiaries) for approximately $65.0 million plus working capital adjustments. These assets combined have a total capacity of approximately 1.1 million barrels.

        As a result, the assets and liabilities of the Australia and New Zealand Subsidiaries have been classified as assets and liabilities of businesses held for sale in the accompanying consolidated balance sheet. The amounts are reflected within current assets and liabilities as we expect the sale to close in the first quarter of 2006. The results of operations for the Australia and New Zealand Subsidiaries for 2005 have been included in income from discontinued operations. Revenues and pre-tax income related to the Australia and New Zealand Subsidiaries, included in income from discontinued operations, were $10.1 million and $0.2 million, respectively, for the year ended December 31, 2005. Income tax expense associated with the Australia and New Zealand Subsidiaries totaled $0.1 million for the year ended December 31, 2005. Additionally, the income from discontinued operations includes interest expense of approximately $1.5 million allocated to the Australia and New Zealand Subsidiaries based upon the expected proceeds and the interest rate applicable to our debt.

        Assets and liabilities of businesses held for sale consisted of the following:

December 31, 2005
(Thousand of Dollars)
Current assets	$8,047
Property and equipment, net	68,726
Other assets	3,034

Assets of businesses held for sale	79,807

Current liabilities	3,606
Deferred income taxes	3,604
Other liabilities	3,890

Liabilities of businesses held for sale	$11,100

5.     ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The changes in the allowance for doubtful accounts consisted of the following:

Year Ended December 31, 2005
(Thousands of Dollars)
Balance as of December 31, 2004	$—
Fair value of amounts acquired in the Kaneb Acquisition	2,265
Accounts charged against the allowance, net of recoveries	(289)

Balance as of December 31, 2005	$1,976

6.     PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consisted of the following:

		December 31,
	Estimated Useful Lives
		2005	2004
	(Years)	(Thousands of Dollars)
Land	—	$92,741	$8,526
Land and leasehold improvements	15–35	63,465	3,942
Buildings	25–40	26,282	10,464
Pipeline and equipment	20–35	2,096,415	876,905
Rights of way	20–35	96,554	68,446
Construction in progress	—	42,072	13,077

Total		2,417,529	981,360
Less accumulated depreciation and amortization		(257,316)	(196,361)

Property and equipment, net		$2,160,213	$784,999

        Capitalized interest costs included in property and equipment were $1.0 million, $0.2 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        In the fourth quarter of 2005, a portion of the Three Rivers to Pettus to Corpus Christi refined product pipeline was permanently idled. As a result, we recorded an impairment charge of $2.1 million, included in "interest and other expense, net" in the accompanying consolidated statement of income.

7.     INTANGIBLE ASSETS

        Intangible assets consisted of the following:

	December 31, 2005		December 31, 2004
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(Thousands of Dollars)
Intangible assets subject to amortization:
Customer relationships	$58,000	$(2,900)	$—	$—
Non-compete agreements	1,765	(701)	1,765	(348)
Consulting agreements	1,150	(422)	1,150	(192)
Other	2,359	(92)	2,359	(39)

Total	$63,274	$(4,115)	$5,274	$(579)

        All of our intangible assets are subject to amortization. Amortization expense for intangible assets was $3.5 million, $0.6 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The estimated aggregate amortization expense is approximately $6.4 million per year for the years ending December 31, 2006 through 2008 and $5.9 million for the years ending December 31, 2009 and 2010.

8.     INVESTMENT IN JOINT VENTURES

        The following presents summarized combined unaudited financial information related to our joint ventures as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003:

	December 31,
	2005	2004
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$9,138	$2,928
Property, plant and equipment, net	71,066	45,235

Total assets	$80,204	$48,163

Current liabilities	$3,686	$378
Other long-term liabilities	1,076	—
Members' equity	75,442	47,785

Total liabilities and members' equity	$80,204	$48,163

	Year Ended December 31,
	2005(a)	2004	2003
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$27,525	$9,355	$11,613
Net income	10,715	1,916	4,062
Our share of net income(b)	2,499	1,344	2,416
Our share of distributions	4,932	1,373	2,803

(a)
Revenues and net income reflect the amounts for the year ended December 31, 2005. Our share of net income and distributions related to investments in the joint ventures acquired as part of the Kaneb Acquisition reflect amounts for the six months ended December 31, 2005.

(b)
For 2005, our share of net income shown in the table includes $0.2 million of income that is included in income from discontinued operations in the consolidated statement of income.

Skelly-Belvieu Pipeline Company

        Upon the formation of Skelly-Belvieu, we contributed certain equipment to Skelly-Belvieu in exchange for 50% of its members' equity. Our investment in Skelly-Belvieu was recorded at the carrying amount of the contributed equipment. However, the financial statements of Skelly-Belvieu reflect these assets at fair value at the date of formation. As a result, our 50% share of Skelly-Belvieu's members' equity exceeds the carrying value of our investment. This excess, which totaled $7.8 million as of December 31, 2005 and $8.2 million as of December 31, 2004, is being accreted into income over the average life of the assets held by Skelly-Belvieu, or 33 years.

ST Linden Terminals, LLC

        As part of the Kaneb Acquisition, we acquired an investment in Linden. As part of the preliminary allocation of the purchase price of Kaneb, we increased the carrying amount of our investment in Linden to its fair value. As a result, the carrying value of our investment in Linden exceeds our 50% share of its members' equity. This excess totaled $37.6 million as of December 31, 2005, of which $8.0 million is being amortized into expense over the average life of the assets held by Linden, or 25 years. The balance not being amortized has been preliminarily allocated to goodwill of Linden.

9.     ACCRUED LIABILITIES

        Accrued liabilities consisted of the following:

	December 31,
	2005	2004
	(Thousands of Dollars)
Employee wage and benefit costs	$9,819	$3,941
Unearned income	9,525	48
Environmental costs	2,404	265
Product shortages	17,547	—
Other	7,622	892

Accrued liabilities	$46,917	$5,146

10.   LONG-TERM DEBT

        Long-term debt consisted of the following:

	December 31,
	2005	2004
	(Thousands of Dollars)
6.05% senior notes due 2013, net of unamortized discount of $507 in 2005 and $577 in 2004 and a fair value adjustment of $2,197 in 2005 and $441 in 2004	$247,296	$248,982
6.875% senior notes due 2012, net of unamortized discount of $205 in 2005 and $237 in 2004 and a fair value adjustment of $1,805 in 2005 and $776 in 2004	97,990	98,987
7.75% senior notes due 2012, including a fair value adjustment of $37,893 in 2005	287,893	—
5.875% senior notes due 2013, including a fair value adjustment of $13,714 in 2005	263,714	—
$525 million term credit agreement	225,000	—
$400 million revolving credit agreement	4,000	—
$175 million revolving credit facility	—	28,000
UK term loan	36,131	—
Port Authority of Corpus Christi note payable	8,681	9,192

Total debt	1,170,705	385,161
Less current portion	(1,046)	(990)

Long-term debt, less current portion	$1,169,659	$384,171

        The long-term debt repayments are due as follows (in thousands):

2006	$1,046
2007	611
2008	660
2009	713
2010	265,901
Thereafter	854,881

Total repayments	1,123,812
Net fair value adjustment and unamortized discount	46,893

Total debt	$1,170,705

        Interest payments totaled $53.2 million, $24.1 million and $15.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

6.05% Senior Notes

        On March 18, 2003, Valero Logistics completed the sale of $250 million of 6.05% senior notes, issued in a private placement to institutional investors, for net proceeds of $247.3 million. Interest on the 6.05% senior notes is payable semi-annually in arrears on March 15 and September 15 of each year beginning September 15, 2003. Although the 6.05% senior notes were not initially registered under the Securities Act of 1933 or any other securities laws, we exchanged the outstanding $250.0 million 6.05% senior notes that were not registered for $250.0 million of 6.05% senior notes that have been registered under the Securities Act of 1933 in July 2003.

6.875% Senior Notes

        On July 15, 2002, we completed the sale of $100.0 million of 6.875% senior notes for net proceeds of $98.2 million. The net proceeds were used to repay the $91.0 million then outstanding under the revolving credit facility. Interest on the 6.875% senior notes is payable semi-annually in arrears on January 15 and July 15 of each year.

        The 6.05% and the 6.875% senior notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness of Valero Logistics, including indebtedness under the revolving credit agreement and term loan agreement. Both series of senior notes contain restrictions on Valero Logistics' ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit Valero Logistics' ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions.

        At the option of Valero Logistics, the 6.05% and the 6.875% senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. The Valero Logistics senior notes also include a change-in-control provision, which requires (1) that Valero Energy or an investment grade entity own, directly or indirectly, 51% of our general partner interests and (2) that we (or an investment grade entity) own, directly or indirectly, all of the general partner and limited partner interests in Valero Logistics. Otherwise, Valero Logistics must offer to purchase the senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase.

7.75% and 5.875% Senior Notes

        As a result of the Kaneb Acquisition, we assumed the outstanding senior notes issued by KPOP, having an aggregate face value of $500.0 million, and an aggregate fair value of $555.0 million. The difference between the fair value and the face value of the senior notes is being amortized as a reduction of interest expense over the remaining lives of the senior notes using the effective interest method.

        The senior notes were issued in two series, the first of which bears interest at 7.75% annually (due semi-annually on February 15 and August 15) and matures February 15, 2012. The second series bears interest at 5.875% annually (due on June 1 and December 1) and matures June 1, 2013.

        The 7.75% and 5.875% senior notes do not contain sinking fund requirements. These notes contain restrictions on our ability to incur indebtedness secured by liens, to engage in certain sale-leaseback transactions, to engage in certain transactions with affiliates, as defined, and to utilize proceeds from the disposition of certain assets. At the option of KPOP, the 7.75% and 5.875% senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date.

        The senior notes issued by Valero Logistics are fully and unconditionally guaranteed by Valero L.P. In connection with the Kaneb Acquisition, effective July 1, 2005, Valero L.P. fully and unconditionally guaranteed the outstanding senior notes issued by KPOP. Additionally, effective July 1, 2005, both Valero Logistics and KPOP fully and unconditionally guaranteed the outstanding senior notes of the other.

$525 Million Term Loan Agreement

        On July 1, 2005, we borrowed $525.0 million under our new $525 million term loan agreement dated July 1, 2005 (the $525 Term loan Agreement), the majority of which was used to fund the Kaneb Acquisition. The $525 Million Term Loan Agreement matures on July 1, 2010 and bears interest based on either an alternative base rate or LIBOR, which was 5.2% as of December 31, 2005. The weighted-average interest rate related to outstanding borrowings under the $525 Million Term Loan Agreement for the year ended December 31, 2005 was 4.5%. With a portion of the proceeds received from the sale of the Held Separate Businesses, we repaid $300.0 million of the outstanding balance. As of December 31, 2005, our outstanding balance under the $525 Million Term Loan Agreement was $225.0 million. No additional funds may be borrowed under the $525 Million Term Loan Agreement.

$400 Million Revolving Credit Agreement

        On July 1, 2005, we borrowed $180.0 million under our $400 million revolving credit agreement (the $400 Million Revolving Credit Agreement), dated effective December 20, 2004 as amended on June 30, 2005, which expires on July 1, 2010 and bears interest based on either an alternative base rate or LIBOR, which was 5.2% as of December 31, 2005. Utilizing the $180.0 million borrowing, other proceeds and cash on hand, on July 1, 2005, we repaid approximately $191.5 million of the outstanding indebtedness of Kaneb and repaid $38.0 million of indebtedness outstanding on our prior $175 million revolving credit facility.

        During the year ended December 31, 2005, we repaid the $209.5 million outstanding under the $400 Million Revolving Credit Agreement, including $160.0 million which was repaid using a portion of the proceeds from the sale of the Held Separate Businesses on September 30, 2005. As of December 31, 2005, we had $395.1 million available for borrowing under the $400 Million Revolving Credit Agreement. The weighted-average interest rate related to outstanding borrowings under the $400 Million Revolving Credit Agreement for the year ended December 31, 2005 was 4.3%.

$175 Million Revolving Credit Facility

        We terminated our $175 million revolving credit facility on July 1, 2005 by repaying the $38.0 million outstanding amount using proceeds from our new $400 Million Revolving Credit

Agreement. At Valero Logistics' option, borrowings under the revolving credit facility bore interest based on either an alternative base rate or LIBOR.

UK Term Loan

        As a result of the Kaneb Acquisition, on July 1, 2005, we amended and restated a term loan agreement of Kaneb's UK subsidiary dated January 29, 1999 (the UK Term Loan), and assumed the outstanding obligation of 21,000,000 Pounds Sterling ($36.1 million as of December 31, 2005). The UK Term Loan bears interest at 6.65% annually and matures June 30, 2010.

        The $525 Million Term Loan Agreement, the $400 Million Revolving Credit Agreement and the UK Term Loan all require that we maintain certain financial ratios and include other restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exists or would result from the distribution. These agreements include a change in control provision, which requires that Valero Energy continue to own, directly or indirectly, a majority of Valero L.P.'s general partner interest and that Valero Energy and/or Valero L.P. own 100% of the borrower or 100% of the outstanding limited partner interest in borrower. Management believes that we are in compliance with all of these ratios and covenants as of December 31, 2005.

        Valero Logistics and KPOP own and operate pipelines, terminals and storage tanks and are issuers of the publicly traded senior notes. Valero L.P. has no operations and has fully and unconditionally guaranteed the senior notes issued by KPOP and Valero Logistics and any obligations under Valero Logistics' $400 Million Revolving Credit Agreement and $525 Million Term Loan Agreement and the Kaneb UK Term Loan.

Port Authority of Corpus Christi Note Payable

        The proceeds from the original $12.0 million note payable due to the Port of Corpus Christi Authority of Nueces County, Texas (Port Authority of Corpus Christi) were used for the construction of a crude oil storage facility in Corpus Christi, Texas. The note payable is due in annual installments of $1.2 million through December 31, 2015 and is collateralized by the crude oil storage facility. Interest on the unpaid principal balance accrues at a rate of 8% per annum. The land on which the crude oil storage facility was constructed is leased from the Port Authority of Corpus Christi.

Interest Rate Swaps

        During 2003, we entered into interest rate swap agreements to manage our exposure to changes in interest rates. The interest rate swap agreements have an aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, we will receive a fixed rate (6.875% and 6.05% for the $60.0 million and $107.5 million of interest rate swap agreements, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement.

        The interest rate swap contracts qualified for the shortcut method of accounting prescribed by SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged items.

        As of December 31, 2005 and 2004, the weighted average effective interest rate for the interest rate swaps was 6.6% and 4.7%, respectively. As of December 31, 2005 and 2004, the aggregate estimated fair value of the interest rate swaps included in other long-term liabilities in the consolidated balance sheet was $4.0 million and $1.2 million, respectively.

11.   HEALTH, SAFETY AND ENVIRONMENTAL MATTERS

        Our operations are subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management and pollution prevention measures. Our operations are also subject to extensive federal and state health and safety laws and regulations, including those relating to pipeline safety. The principal environmental and safety risks associated with our operations relate to unauthorized emissions into the air, unauthorized releases into soil, surface water or groundwater, and personal injury and property damage. Compliance with these environmental and safety laws, regulations and permits increases our capital expenditures and our overall cost of business, and violations of these laws, regulations and/or permits can result in significant civil and criminal liabilities, injunctions or other penalties.

        The pipelines in the Central West System, the East Pipeline, the North Pipeline and the Ammonia Pipeline are subject to federal regulation by one or more of the following governmental agencies or laws: the Federal Energy Regulatory Commission (the FERC), the Surface Transportation Board (the STB), the Department of Transportation (DOT), the Environmental Protection Agency (EPA), and the Homeland Security Act. Additionally, the operations and integrity of the Pipelines are subject to the respective state jurisdictions along the route of the systems.

        We have adopted policies, practices and procedures in the areas of pollution control, pipeline integrity, operator qualifications, public relations and education, product safety, occupational health and the handling, storage, use and disposal of hazardous materials that are designed to prevent material environmental or other damage, to ensure the safety of our pipelines, our employees, the public and the environment and to limit the financial liability that could result from such events. Future governmental action and regulatory initiatives could result in changes to expected operating permits and procedures, additional remedial actions or increased capital expenditures and operating costs that cannot be assessed with certainty at this time. In addition, contamination resulting from spills of crude oil and refined products occurs within the industry. Risks of additional costs and liabilities are inherent within the industry, and there can be no assurances that significant costs and liabilities will not be incurred in the future.

        Valero Energy has agreed to indemnify us for a period of ten years from the date of acquisition for pre-acquisition environmental liabilities related to assets transferred or otherwise acquired by the Partnership from Valero Energy or UDS. Excluded from this indemnification are liabilities that result from a change in environmental law after the date of acquisition.

        Additionally, ExxonMobil has agreed to indemnify us for pre-acquisition environmental liabilities in connection with off site disposal activities performed prior to September 4, 2003 related to the Paulsboro refined product terminal acquisition (See Note 3. Acquisitions).

        As an operator or owner of the assets, we could be held liable for pre-acquisition environmental liabilities should Valero Energy or ExxonMobil be unable to fulfill their obligations. However, we believe that such a situation is unlikely.

        Environmental and safety exposures and liabilities are difficult to assess and estimate due to unknown factors such as the timing and extent of remediation, the determination of our liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental and safety laws and regulations may change in the future. Although environmental and safety costs may have a significant impact on the results of operations for any single period, we believe that such costs will not have a material adverse effect on our financial position.

        The balance of and changes in the accruals for environmental matters were as follows (in thousands):

	December 31,
	2005	2004
Balance as of beginning of year	$343	$125
Fair value of amounts acquired in the Kaneb Acquisition	22,234	—
Additions to accrual	1,157	271
Amounts related to Held Separate Businesses	(3,137)	—
Payments	(3,097)	(53)
Foreign currency translation	9	—

Balance as of end of year	$17,509	$343

        Accruals for environmental matters are included in the consolidated balance sheet as follows (in thousands):

	December 31,
	2005	2004
Accrued liabilities	$2,404	$265
Liabilities of businesses held for sale	3,051	—
Other long-term liabilities	12,054	78

Accruals for environmental matters	$17,509	$343

12.   COMMITMENTS AND CONTINGENCIES

Contingencies

        We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending our self in legal matters are expensed as incurred. As of December 31, 2005, we have recorded accruals for contingent losses totaling $59.1 million. The actual payment of any amounts accrued and the timing of such payments ultimately made is uncertain. We believe that should we be unable to successfully defend ourselves in any of these matters, the ultimate payment of any or all of the amounts reserved would not have a material adverse effect on our financial position or liquidity. However, if any actual losses ultimately exceed the amounts accrued, there could be a material adverse effect on our results of operations.

        Grace Energy Corporation Matter.    In 1997, Grace Energy Corporation (Grace Energy) sued subsidiaries of Kaneb in Texas state court. The complaint sought recovery of the cost of remediation of fuel leaks in the 1970s from a pipeline that had once connected a former Grace Energy terminal with Otis Air Force Base in Massachusetts (Otis AFB). Grace Energy alleges the Otis AFB pipeline and related environmental liabilities had been transferred in 1978 to an entity that was part of Kaneb's acquisition of Support Terminal Services, Inc. and its subsidiaries from Grace Energy in 1993. Kaneb contends that it did not acquire the Otis Air Force pipeline and never assumed any responsibility for any associated environmental damage.

        In 2000, the court entered final judgment that: (i) Grace Energy could not recover its own remediation costs of $3.5 million, (ii) Kaneb owned the Otis AFB pipeline and its related environmental liabilities and (iii) Grace Energy was awarded $1.8 million in attorney costs. Both Kaneb and Grace Energy appealed the trial court's final judgment to the Texas Court of Appeals in Dallas. In

2001, Grace Energy filed a petition in bankruptcy, which created an automatic stay of actions against Grace Energy. Once that stay is lifted, we intend to resume vigorous prosecution of the appeal.

        The Otis Air Force Base is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis Air Force pipeline. Relying on the Texas state court's final judgment assigning ownership of the Otis Air Force pipeline to Kaneb, the U.S. Department of Justice advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two spill areas. In 2002, the Department of Justice asserted that it had incurred over $49.0 million in costs and expected to incur additional costs of approximately $19.0 million for remediation of the two spill areas. The Department of Justice has not filed a lawsuit against us on this matter.

        Potomac Electric Power Company Matter.    On December 14, 2002, Potomac Electric Power Company sued subsidiaries of Kaneb in the U.S. District Court for the District of Maryland, seeking recovery of all its costs associated with an oil spill in 2000 resulting from a rupture in a fuel oil pipeline in Maryland owned by Potomac Electric and operated by a subsidiary of Kaneb. Potomac Electric alleged that it has incurred costs of approximately $80.0 million as a result of the spill. This matter was settled, and the case was dismissed and entered on December 19, 2005. The effect of this settlement, net of insurance recoveries, were immaterial to our financial position and our results of operations.

        Port of Vancouver Matter.    We own a refined products terminal on property owned by the Port of Vancouver, and we lease the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate a groundwater plume contaminated by the terminal's previous owner and operator. Kaneb has submitted a final remedial action plan to the Washington Department of Ecology and is waiting for it to approve that plan. The Port of Vancouver also owns property near the terminal site that has been contaminated by other parties, some of which are in bankruptcy. Estimated costs to remediate the terminal site depend on a number of factors, including the outcome of litigation involving the other properties owned by the Port of Vancouver that are near the terminal site. No lawsuits have been filed against us in this matter, and our liability for any portion of total future remediation costs is not reasonably estimable at this time.

        Xanser Tax Indemnification.    In 2001, Xanser, Inc (Xanser) distributed its interest in its pipeline, terminalling and product marketing business to its shareholders, which resulted in the formation of KSL. Pursuant to that distribution, KSL agreed to indemnify Xanser for certain potential tax liabilities, if any that resulted from the distribution.

        St. Eustatius Tax Agreement.    On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. This agreement required a subsidiary of Kaneb, which we acquired on July 1, 2005, to pay the greater of 2% of taxable income, as defined therein, or 500,000 Netherlands Antilles guilders (approximately $0.3 million) per year. The agreement further provided that any amounts paid in order to meet the minimum annual payment were available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income.

        On February 22, 2006, we entered into a revised agreement (the 2005 Tax and Maritime Agreement) with the governments of St. Eustatius and the Netherlands Antilles. The 2005 Tax and Maritime Agreement is effective beginning January 1, 2005 and expires on December 31, 2014. Under the terms of the 2005 Tax and Maritime Agreement, we agreed to make a one-time payment of five million Netherlands Antilles gilders (approximately $2.8 million) in full and final settlement of all of our liabilities, taxes, fees, levies, charges, or otherwise (including settlement of audits) due or potentially due to St. Eustatius. We further agreed to pay an annual minimum profit tax to St. Eustatius of one million Netherlands Antilles gilders (approximately $0.6 million), beginning as of January 1, 2005. We agreed to pay the minimum annual profit tax in twelve equal monthly installments. To the extent the minimum annual profit tax exceeds 2% of taxable profit (as defined), we can carryforward that excess to offset future tax liabilities. If the minimum annual profit tax is less than 2% of taxable profit (as defined), we agreed to pay that difference.

        We are also a party to additional claims and legal proceedings arising in the ordinary course of business. We believe it is unlikely that the final outcome of any of these claims or proceedings to which we are a party would have a material adverse effect on our financial position, results of operations or liquidity; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

Commitments

        Future minimum rental payments applicable to all noncancellable operating leases as of December 31, 2005 are as follows (in thousands):

2006	9,544
2007	6,424
2008	5,274
2009	4,434
2010	4,217
Thereafter	81,028

Future minimum lease payments	$110,921

        Rental expense for all operating leases totaled $8.9 million, $1.2 million and $0.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        At December 31, 2005 we had a commitment to purchase a minimum amount of bunker fuel inventory for resale to our customers. We estimated the value of this commitment to be approximately $214.8 million.

13.   RISK MANAGEMENT ACTIVITIES

Interest Rate Risk

        The estimated fair value of our fixed-rate debt as of December 31, 2005 and 2004 was $954.0 million and $389.9 million, respectively, as compared to the carrying amount of $941.7 million and $357.2 million, respectively. These fair values were estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements.

        We are exposed to market risk for changes in interest rates related to our long-term debt obligations. We use interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt. Interest rates on borrowings under the revolving credit facility float with market rates and thus the carrying amount approximates fair value.

Concentration of Credit Risk

        For the year ended December 31, 2005, we derived approximately 34% of our revenues from Valero Energy and its subsidiaries, our largest customer. No other single customer accounted for more than 10% of our consolidated operating revenues. Valero Energy transports crude oil to six of its refineries using Valero L.P.'s various crude oil pipelines and storage facilities and the crude oil storage tanks, and transports refined products from seven of its refineries to its company-owned retail operations or wholesale customers using Valero L.P.'s various refined product pipelines and terminals. Valero Energy and its subsidiaries are investment grade customers; therefore, we do not believe that the trade receivable from Valero Energy represents a significant credit risk. However, the concentration of business with Valero Energy, which is a large refining and retail marketing company, has the potential to impact Valero L.P., both positively and negatively, to changes in the refining and marketing industry.

14.   RELATED PARTY TRANSACTIONS

        We have related party transactions with Valero Energy for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, certain employee costs, insurance costs, administrative costs, and lease expense. Under the terms of a services agreement with Valero Energy (Services Agreement), we reimburse Valero Energy for payroll costs of employees working on our behalf. Additionally, Valero Energy charges us an administrative service fee. The receivable from Valero Energy as of December 31, 2005 and 2004 represents amounts due for pipeline tariff, terminalling fee and crude oil storage tank fee revenues and the payable to Valero Energy represents amounts due for employee costs, insurance costs, operating expenses, administrative costs and lease expense.

        The following table summarizes information pertaining to transactions with Valero Energy:

	Year Ended December 31,
	2005(a)	2004	2003
	(Thousands of Dollars)
Revenues	$234,485	$217,608	$178,605
Operating expenses	60,921	31,960	24,196
General and administrative expenses	19,356	10,539	6,110

(a)
The amounts reflected in the table include revenues and operating expenses of $1,867 and $1,850, respectively, which are included in income from discontinued operations in the consolidated statement of income.

        In addition to owning a combined 23.4% general and limited partner interest in us as of December 31, 2005, we have entered into a number of operating agreements with Valero Energy, which govern the required services provided to and received from Valero Energy. Most of the operating agreements include adjustment provisions, which allow us to increase the handling, storage and throughput fees we charge to Valero Energy based on a consumer price index. In addition, the pipeline tariffs charged by us are reviewed annually and adjusted based on an inflation index and may also be adjusted to take into consideration additional costs incurred to provide the transportation services. The following is a summary of the significant terms of the individual agreements.

Services Agreement

        We do not have any employees. Under the Services Agreement, the costs related to employees of Valero Energy who perform services directly on our behalf (direct services), including salary, wages and employee benefits are charged by Valero Energy to us. Effective July 1, 2005, the Services Agreement (the 2005 Services Agreement) was amended to account for our significant growth following the closing of the Kaneb Acquisition. The 2005 Services Agreement provided that the annual service fee would be $13.8 million for the first year from July 1, 2005 to June 30, 2006. In addition, we agreed to perform certain services for Valero Energy, including control room services, terminal operations oversight, mapping support and integrity management program planning in exchange for an annual fee.

        Effective January 1, 2006, pursuant to the new services agreement (the 2006 Services Agreement), Valero GP LLC began directly performing many of the services previously provided by Valero Energy under the 2005 Services Agreement, primarily consisting of legal, corporate development and health, safety and environmental functions. As a result, the employees performing these services became employees of Valero GP LLC, and their costs are now directly charged to us. Accordingly, the annual fee charged to us for administrative services was reduced to approximately $1.9 million per year. This annual fee will increase to approximately $2.9 million and $3.4 million in 2007 and 2008, respectively. The annual fee will remain at approximately $3.4 million through the term of the agreement. In addition, each annual fee will be subject to adjustments to account for Valero Energy's annual salary increase. Subject to approval by our Conflicts Committee, the amounts may also be adjusted for changed service levels.

        The term of the 2006 Services Agreement will expire on December 31, 2010 with automatic two-year renewal options unless terminated by either party at least six months prior to the renewal period. We may cancel or reduce the level of services that Valero Energy provides us with 60 days prior written notice. The 2006 Services Agreement will terminate upon the change of control of either Valero Energy or us.

        A portion of our general and administrative costs is passed on to third parties, which jointly own certain pipelines and terminals with us. The net amount of general and administrative costs allocated to partners of jointly owned pipelines totaled $0.6 million, $0.7 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Omnibus Agreement

        The Omnibus Agreement governs potential competition between Valero Energy and the Partnership. Under the Omnibus Agreement, Valero Energy has agreed, and will cause its controlled affiliates to agree, for so long as Valero Energy controls the general partner, not to engage in the business of transporting crude oil and other feedstocks or refined products, including petrochemicals, or operating crude oil storage facilities or refined product terminalling assets in the United States. This restriction does not apply to:

  •
  any business retained by Ultramar Diamond Shamrock Corporation (UDS) as of April 16, 2001, the closing of Valero L.P.'s initial public offering, or any business owned by Valero Energy at the date of its acquisition of UDS on December 31, 2001;

  •
  any business with a fair market value of less than $10 million;

  •
  any business acquired by Valero Energy in the future that constitutes less than 50% of the fair market value of a larger acquisition, provided Valero L.P. has been offered and declined the opportunity to purchase the business; and

  •
  any newly constructed pipeline, terminalling or storage assets that we have not offered to purchase at fair market value within one year of construction.

        Also under the Omnibus Agreement, Valero Energy has agreed to indemnify us for environmental liabilities related to the assets transferred to us in connection with our initial public offering, provided that such liabilities arose prior to and are discovered within ten years after that date (excluding liabilities resulting from a change in law after April 16, 2001).

Pipelines and Terminals Usage Agreement—McKee, Three Rivers and Ardmore

        Under the terms of the Pipeline and Terminals Usage Agreement dated April 16, 2001, we provide transportation services that support Valero Energy's refining and marketing operations relating to the

McKee, Three Rivers and Ardmore refineries. Pursuant to the agreement, Valero Energy has agreed through April 2008:

  •
  to transport in our crude oil pipelines at least 75% of the aggregate volumes of crude oil shipped to the McKee, Three Rivers and Ardmore refineries;

  •
  to transport in our refined product pipelines at least 75% of the aggregate volumes of refined products shipped from the McKee, Three Rivers and Ardmore refineries; and

  •
  to use our refined product terminals for terminalling services for at least 50% of all refined products shipped from the McKee, Three Rivers and Ardmore refineries.

        If market conditions change with respect to the transportation of crude oil or refined products, or to the end markets in which Valero Energy sells refined products, in a material manner such that Valero Energy would suffer a material adverse effect if it were to continue to use our pipelines and terminals that service the McKee, Three Rivers and Ardmore refineries at the required levels, Valero Energy's obligation to us will be suspended during the period of the change in market conditions to the extent required to avoid the material adverse effect.

        In the event Valero Energy does not transport in our pipelines or use our terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, Valero Energy will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted average pipeline tariff or terminal fee. For the year ended December 31, 2005, Valero Energy exceeded its obligations under the Pipelines and Terminals Usage Agreement. Additionally, Valero Energy has agreed not to challenge, or cause others to challenge, our interstate or intrastate tariffs for the transportation of crude oil and refined products until at least April 2008.

Crude Oil Storage Tank Agreements

        In conjunction with the acquisition of the Crude Oil Storage Tanks in March 2003, we entered into the following agreements with Valero Energy:

  •
  Handling and Throughput Agreement, dated March 2003, pursuant to which Valero Energy agreed to pay us a fee for 100% of crude oil and certain other feedstocks delivered to each of the Corpus Christi West refinery, the Texas City refinery and the Benicia refinery and to use our logistic assets for handling all deliveries to these refineries. The throughput fees are adjustable annually, generally based on 75% of the regional consumer price index applicable to the location of each refinery. The initial term of the handling and throughput agreement is ten years, which may be extended by Valero Energy for up to an additional five years.

  •
  Services and Secondment Agreements, dated March 2003, pursuant to which Valero Energy agreed to provide personnel to us who perform operating and routine maintenance services related to the crude oil storage tank operations. The annual reimbursement for those services is an aggregate $3.5 million. The initial term of the services and secondment agreements is ten years which we have the option to extend for an additional five years. In addition to the fees we have agreed to pay Valero Energy under the services and secondment agreements, we are responsible for operating expenses and specified capital expenditures related to the tank assets that are not addressed in the services and secondment agreements. These operating expenses and capital expenditures include tank safety inspections, maintenance and repairs, certain environmental expenses, insurance premiums and ad valorem taxes.

  •
  Lease and Access Agreements, dated March 2003, pursuant to which Valero Energy leases to us the land on which the crude oil storage tanks are located for an aggregate amount of $0.7 million per year. The initial term of each lease is 25 years, subject to automatic renewal for successive one-year periods thereafter. We may terminate any of these leases upon 30 days notice after the initial term or at the end of a renewal period. In addition, we may terminate any of these leases upon 180 days notice prior to the expiration of the current term if we cease to operate the crude oil storage tanks or cease business operations.

South Texas Pipelines and Terminals Agreements

        In conjunction with the acquisition of the South Texas Pipelines and Terminals in March 2003, we entered into the following agreements with Valero Energy:

  •
  Terminalling Agreement, dated March 2003, pursuant to which Valero Energy agreed, during the initial period of five years, to pay a terminalling fee for each barrel of refined product stored or handled by or on behalf of Valero Energy at the terminals, including an additive fee for gasoline additive blended at the terminals. At the Houston Hobby Airport terminal, Valero Energy agreed to pay a filtering fee for each barrel of jet fuel stored or handled at the terminal.

  •
  Throughput Commitment Agreement, dated March 2003, pursuant to which Valero Energy agreed, for an initial period of seven years:

  •
  to transport in the Houston and Valley pipeline systems an aggregate of 40% of the Corpus Christi refineries' gasoline and distillate production but only if the combined throughput in these pipelines is less than 110,000 barrels per day;

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

        In the event Valero Energy does not transport in our pipelines or use our terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, Valero Energy will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted average pipeline tariff or terminal fee. Valero Energy's obligation to transport 90% of the Three Rivers refinery raffinate production in the Pettus to Corpus Christi refined product pipeline was suspended in the fourth quarter of 2005 due to the temporary idling of the pipeline in the fourth quarter of 2005.

Hydrogen Tolling Agreement

        A hydrogen tolling agreement, which provides that Valero Energy will pay us minimum annual revenues of $1.4 million for transporting crude hydrogen from the BOC Group's chemical facility in Clear Lake, Texas to Valero Energy's Texas City refinery.

Pittsburgh Asphalt Terminal Throughput Agreement

        A terminal storage and throughput agreement related to the Pittsburgh asphalt terminal, which provides that Valero Energy will pay us a monthly lease fee of $0.2 million, a minimum annual throughput fee of $0.4 million and will reimburse us for utility costs.

Royal Trading Throughput Agreement

        In conjunction with the Royal Trading acquisition, we entered into a five-year terminal storage and throughput agreement with Valero Energy. The agreement provides a base throughput and blending fee schedule with volume incentive discounts once certain thresholds are met. In addition, Valero Energy has agreed to utilize the acquired terminals for a minimum of 18.5% of the combined McKee and Ardmore refineries' asphalt production.

Corpus Christi North Beach Storage Facility Lease

        We entered into a one-year shell barrel capacity lease agreement with Valero Energy on January 1, 2004 for the 1.6 million barrels of capacity at our Corpus Christi North Beach storage facility. This lease automatically renews for additional one-year terms unless either party terminates it with a 90-day written notice. The use of this storage facility was previously included as part of the crude oil pipeline tariff for our Corpus Christi to Three Rivers crude oil pipeline.

Office Rental Agreement

        In January of 2006, we entered into an Office Rental Agreement (the Rental Agreement) with Valero Energy whereby we agreed to lease approximately 65,000 square feet of office space at an annual cost of approximately $1.6 million per year. Rental payments will commence upon the completion of a new office facility presently being constructed by Valero Energy. The completion of this facility is expected to be in the second half of 2007. The Rental Agreement has an initial term of 25 years with a ten-year renewal option.

Other Agreements

        We have other minor storage and throughput contracts with Valero Energy resulting from the Kaneb Acquisition.

15.   EMPLOYEE BENEFIT PLANS

        We have no employees. We rely on employees of Valero Energy and its affiliates to provide the necessary services to conduct our operations. Those employees are included in the various employee benefit plans of Valero Energy and its affiliates. These plans include qualified, non-contributory defined benefit retirement plans, defined contribution 401(k) plans, employee and retiree medical, dental and life insurance plans, bonus plans, long-term incentive plans (i.e. unit options and restricted common units) and other such benefits.

        Our share of allocated Valero Energy employee benefit plan expenses, excluding the compensation expense related to the contractual rights to receive common units, restricted units and unit options, was $20.4 million, $11.2 million and $4.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. These employee benefit plan expenses are included in costs and expenses with the related payroll costs.

Long-Term Incentive Plans

        Valero GP, LLC adopted the 2000 Long-Term Incentive Plan (the LTIP) under which Valero GP, LLC may award up to 250,000 common units to certain key employees of Valero Energy's affiliates providing services to us and to directors and officers of Valero GP, LLC. Awards under the LTIP can include unit options, restricted units, performance awards, distribution equivalent rights (DERs) and contractual rights to receive common units. As of December 31, 2005, a total of 38,772 common units remained available to be awarded under the LTIP.

        In June 2003, Valero GP, LLC adopted the 2003 Employee Unit Incentive Plan (the UIP) under which Valero GP, LLC may award up to 500,000 common units to employees of Valero GP, LLC or its affiliates, excluding officers and directors of Valero GP, LLC and its affiliates. Awards under the UIP can include unit options, restricted units and distribution equivalent rights (DERs). As of December 31, 2005, a total of 287,730 common units remained available to be awarded under the UIP.

        In addition, Valero GP, LLC adopted the 2002 Unit Option Plan (the UOP) under which Valero GP, LLC may award up to 200,000 unit options to officers and directors of Valero GP, LLC or its affiliates, of which substantially all of the unit options have been awarded as of December 31, 2005.

        Our share of compensation expense related to the contractual rights to receive common units, restricted units and unit options issued under the LTIP, the UIP and the UOP was $1.5 million, $0.7 million and $0.9 million, respectively, for the years ended December 31, 2005, 2004 and 2003 and such amounts have been included in general and administrative expenses in the consolidated statements of income for those years.

16.   PARTNERS' EQUITY, ALLOCATIONS OF NET INCOME AND CASH DISTRIBUTIONS

Partners' Equity

        We issued 23,768,355 of our common units valued at approximately $1.45 billion in exchange for all of the outstanding common units of KPP. In order to maintain a 2% general partner interest, Riverwalk Logistics, L.P. contributed $29.2 million to us. As of December 31, 2005, Valero Energy and its affiliates owned 23.4% of our outstanding partners' equity, including the 2% general partner interest.

        As of December 31, 2005, our outstanding partners' equity as of December 31, 2005 includes 37,210,427 common units (622,772 of which are held by affiliates of Valero Energy), 9,599,322 subordinated units held by UDS Logistics, LLC and a 2% general partner interest held by Riverwalk Logistics, L.P. UDS Logistics, LLC is a wholly owned subsidiary of Valero Energy and the limited partner of Riverwalk Logistics, L.P.

March 2003 Common Unit Offering

        On March 18, 2003, we consummated a public offering of common units, selling 5,750,000 common units to the public at $36.75 per unit, before underwriters' discount of $1.56 per unit. Net proceeds were $202.3 million, or $35.19 per unit, before offering expenses of $2.0 million. In order to maintain a 2% general partner interest, Riverwalk Logistics, L.P. contributed $4.3 million to us. The net proceeds of the common unit offering and the general partner contribution were primarily used to fund the acquisition of the Crude Oil Storage Tanks (See Note 3. Acquisitions).

        On April 16, 2003, we closed on the exercise of a portion of the underwriters' over-allotment option, by selling 581,000 common units at $35.19 per unit. Net proceeds from this sale were $20.4 million and Riverwalk Logistics, L.P. contributed $0.5 million to maintain its 2% general partner interest. The common unit proceeds and general partner contribution were used to pay down the then outstanding balance on the revolving credit facility.

Redemption of Common Units and Amendment to Partnership Agreement

        On March 18, 2003, subsequent to the common unit offering and private placement of 6.05% senior notes discussed above, we redeemed from UDS Logistics, LLC 3,809,750 common units at a total cost of $134.1 million, or $35.19 per unit. In order to maintain a 2% general partner interest, we redeemed a portion of Riverwalk Logistics, L.P.'s general partner interest at a total cost of $2.9 million. In addition to the redemption transaction, we amended our partnership agreement to reduce the vote required to remove the general partner from 66 2/3% to 58% of our outstanding units and to exclude from participating in such a vote the common and subordinated units held by affiliates of the general partner.

August 2003 Common Unit Offering

        On August 11, 2003, we consummated a public offering of common units, selling 1,236,250 common units, which included 161,250 common units related to the underwriter's over-allotment option, to the public at $41.15 per unit, before underwriter's discount of $1.85 per unit. Net proceeds were $48.6 million, or $39.30 per unit, before offering expenses of $0.3 million. In order to maintain its 2% general partner interest, Riverwalk Logistics, L.P. contributed $1.0 million to the Partnership. The net proceeds of the common unit offering and the general partner contribution were primarily used to fund the acquisitions of the Southlake refined product pipeline and the Paulsboro refined product terminal (See Note 3. Acquisitions).

        There is no established public market for the trading of the subordinated units. In addition, all of the subordinated units may convert to common units on a one-for-one basis if we meet the tests set forth in the partnership agreement as discussed below. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units will be converted into common units.

        Effective March 11, 2004, our partnership agreement was amended to reduce the percentage of the vote required to remove our general partner from 58% to a simple majority (excluding any vote by the general partner and its affiliates).

Allocations of Net Income

        Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and general partner will receive. The partnership agreement also contains provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interests. Normal allocations according to percentage interests are done after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to the general partner.

Cash Distributions

        We make quarterly distributions of 100% of our available cash, generally defined as cash receipts less cash disbursements and cash reserves established by the general partner, in its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end. During the subordination period, the holders of our common units are entitled to receive each quarter a minimum quarterly distribution of $0.60 per unit ($2.40 annualized) prior to any distribution of available cash to holders of our subordinated units. The subordination period is defined generally as the period that will end on the first day of any quarter beginning after March 31, 2006 if (1) we have distributed at least the minimum quarterly distribution on all outstanding units with respect to each of the immediately preceding three consecutive, non-overlapping four-quarter periods and (2) our adjusted operating surplus, as defined in the partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable us to distribute the minimum quarterly distribution on all outstanding units on a diluted basis and the related distribution on the 2% general partner interest during those periods.

        During the subordination period, our cash is first distributed 98% to the holders of common units and 2% to the general partner until there has been distributed to the holders of common units an amount equal to the minimum quarterly distribution and arrearages in the payment of the minimum quarterly distribution on the common units for any prior quarter. Secondly, cash is distributed 98% to the holders of subordinated units and 2% to the general partner until there has been distributed to the holders of subordinated units an amount equal to the minimum quarterly distribution. Thirdly, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages shown below.

        The general partner is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Unit	Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66	75%	25%

        Effective March 11, 2004, our partnership agreement was amended to lower the general partner's incentive distribution rights with respect to distributions of available cash from 48% to 23% of the amount of any quarterly distribution that exceeds $0.90 per unit. The general partner will continue to receive a 2% distribution with respect to its general partner interest.

        The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Years Ended December 31,
	2005	2004	2003
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$2,589	$1,595	$1,404
General partner incentive distribution	8,711	4,449	2,620

Total general partner distribution	11,300	6,044	4,024
Limited partners' distribution	118,178	73,733	66,179

Total cash distributions	$129,478	$79,777	$70,203

Cash distributions per unit applicable to limited partners	$3.365	$3.200	$2.950

        On January 27, 2006, we declared a quarterly distribution of $0.855 per unit, which was paid on February 14, 2006 to unitholders of record on February 7, 2006. This distribution related to the fourth quarter of 2005 totaled $44.0 million, of which $3.9 million represented the general partner's share of such distribution. The general partner's distribution included a $3.0 million incentive distribution.

17.   INCOME TAXES

        Components of income tax expense related to certain of our operations conducted through separate taxable wholly owned corporate subsidiaries were as follows:

Year Ended December 31, 2005
(Thousands of Dollars)
Current:
U.S.	$—
Foreign	430

Total current	430

Deferred:
U.S.	892
Foreign	3,391

Total deferred	4,283

Total income tax expense	$4,713

        The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

December 31, 2005
(Thousands of Dollars)
Deferred tax assets:
Net operating losses	$17,827
Environmental and legal reserves	14,509
Other	418
Valuation allowance	(6,106)

Deferred tax assets	26,648

Property and equipment	(40,224)

Net deferred tax liability	$(13,576)

        The U.S. corporate operations have net operating loss carryforwards for tax purposes totaling approximately $50.9 million, which are subject to various limitations on use and expire in years 2008 through 2025.

        As of December 31, 2005, we recorded a valuation allowance, substantially all of which was recorded in conjunction with the allocation of the purchase price of the Kaneb Acquisition, due to uncertainties related to our ability to utilize some of our deferred income tax assets, primarily consisting of certain federal net operating loss carryforwards, before they expire. The valuation allowance is based on our estimates of taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable.

        The realization of net deferred income tax assets recorded as of December 31, 2005 is dependent upon our ability to generate future taxable income in the United States. We believe it is more likely than not that the deferred income tax assets, net of the valuation allowance, as of December 31, 2005 will be realized, based on expected future taxable income and potential tax planning strategies.

        SFAS No. 109, "Accounting for Income Taxes," requires disclosure of the aggregate difference in the basis of our net assets for financial and tax reporting purposes. Our management does not believe that, in our circumstances, the aggregate difference would be meaningful information.

18.   SEGMENT INFORMATION

        Our operating segments consist of refined product pipelines, crude oil pipelines, refined product terminals and crude oil storage tanks. The operations acquired as a result of the Kaneb Acquisition principally involve transporting refined petroleum products and fertilizer as a common carrier, the storage of petroleum products, specialty chemicals, and other liquids, and delivery and sale of bunker fuel at St. Eustatius, Netherland Antilles and Point Tupper, Nova Scotia. The results of Kaneb's transportation operations are included in our refined product pipelines segment. The results of Kaneb's storage and bunker sales operations are included in our refined product terminals segment.

        These reportable segments are strategic business units that offer different services and performance is evaluated based on operating income, before general and administrative expenses. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal services include providing pipeline transportation services, terminalling services and crude oil storage handling services.

        Results of operations for the reportable segments were as follows:

	Year Ended December 31,
	2005	2004	2003
	(Thousands of Dollars)
Revenues:
Refined product terminals	$411,332	$39,984	$31,269
Refined product pipelines	149,853	86,418	72,276
Crude oil pipelines	51,429	52,462	50,741
Crude oil storage tanks	46,943	41,928	27,164

Total revenues	$659,557	$220,792	$181,450

Depreciation and amortization:
Refined product terminals	$25,008	$6,471	$3,508
Refined product pipelines	27,778	14,715	12,380
Crude oil pipelines	4,612	4,499	5,379
Crude oil storage tanks	7,497	7,464	5,000

Total depreciation and amortization	$64,895	$33,149	$26,267

Operating income:
Refined product terminals	$61,911	$15,148	$12,314
Refined product pipelines	57,404	34,371	30,982
Crude oil pipelines	30,439	32,495	30,166
Crude oil storage tanks	30,493	27,331	17,112

Total segment operating income	180,247	109,345	90,574
General and administrative expenses	26,553	11,321	7,537

Total operating income	$153,694	$98,024	$83,037

        Revenues by geographic area for the years ended December 31, 2005, 2004 and 2003 are shown in the table below. The geographic area is based on the location of our customer.

	Year Ended December 31,
	2005	2004	2003
	(Thousands of Dollars)
United States	$347,765	$220,792	$181,450
Netherlands Antilles	255,893	—	—
Canada	35,639	—	—
Other countries	20,260	—	—

Consolidated revenues	$659,557	$220,792	$181,450

        For the years ended December 31, 2005, 2004, and 2003, Valero Energy accounted for 34%, 99%, and 98% of our consolidated revenues, respectively. No other single customer accounted for more than 10% of our consolidated revenues.

        Revenues from Valero Energy by operating segment were as follows:

	Year Ended December 31,
	2005	2004	2003
	(Thousands of Dollars)
Revenues:
Refined product terminals	$46,382	$39,306	$30,790
Refined product pipelines	89,731	83,912	69,910
Crude oil pipelines	51,429	52,462	50,741
Crude oil storage tanks	46,943	41,928	27,164

Total revenues	$234,485	$217,608	$178,605

        Long-lived assets include property, plant and equipment, intangible assets subject to amortization and certain long-lived assets included in "deferred charges and other assets, net." Geographic information by country for long-lived assets consisted of the following:

	December 31,
	2005	2004
	(Thousands of Dollars)
United States	$1,904,154	$800,491
Netherlands Antilles	210,756	—
Canada	83,916	—
Other countries	105,168	12,322

Consolidated long-lived assets	$2,303,994	$812,813

        Total assets by reportable segment were as follows:

	December 31,
	2005	2004
	(Thousands of Dollars)
Refined product terminals(a)	$1,701,782	$145,966
Refined product pipelines	1,286,571	347,008
Crude oil pipelines	123,698	127,668
Crude oil storage tanks	204,580	209,919

Total segment assets	3,316,631	830,561
Other partnership assets (including current assets and other noncurrent assets)	50,361	26,946

Total consolidated assets	$3,366,992	$857,507

(a)
Total assets of the refined product terminals segment include the assets of the Australia and New Zealand Subsidiaries. We agreed to sell these subsidiaries for approximately $65.0 million, plus working capital adjustments.

        Changes in the carrying amount of goodwill were as follows:

	Refined Product Terminals	Refined Product Pipelines	Crude Oil Pipelines	Total
	(Thousands of Dollars)
Balance as of December 31, 2004	$—	$519	$4,196	$4,715
Kaneb Acquisition	569,745	193,127	—	762,872

Balance as of December 31, 2005	$569,745	$193,646	$4,196	$767,587

        Capital expenditures, including acquisitions, by reportable segment were as follows:

	Year Ended December 31,
	2005	2004	2003
	(Thousands of Dollars)
Refined product terminals	$761,099	$41,148	$62,927
Refined product pipelines	748,392	12,009	176,956
Crude oil pipelines	561	3,275	2,656
Crude oil storage tanks	1,860	1,056	200,198
Other partnership assets	2,781	—	—

Total capital expenditures	$1,514,693	$57,488	$442,737

19.   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        Valero L.P. has no operations and its assets consist mainly of its investments in Valero Logistics, KSL and KPP. KPP is the majority owner of KPOP. Valero Logistics and KPOP own and operate pipelines, terminals and storage tanks and are issuers of publicly traded senior notes. The senior notes issued by Valero Logistics were and continue to be fully and unconditionally guaranteed by Valero L.P. In connection with the Kaneb Acquisition, effective July 1, 2005, Valero L.P. fully and unconditionally guaranteed the outstanding senior notes issued by KPOP. Additionally, effective July 1, 2005, both Valero Logistics and KPOP fully and unconditionally guaranteed the outstanding senior notes of the other.

        As a result, the following condensed consolidating financial statements are being presented for the current year as an alternative to providing separate financial statements for Valero Logistics and KPOP.

Condensed consolidating financial statements for the comparable periods of 2004 and 2003 are not presented as we did not own Kaneb.

Condensed Consolidating Balance Sheet
December 31, 2005
(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non-Guarantor Subsidiaries(a)	Eliminations	Valero L.P. Consolidated
Assets
Current assets	$44	$196,481	$622,669	$240,741	$(764,524)	$295,411
Property and equipment, net	—	783,945	694,374	681,894	—	2,160,213
Goodwill	—	4,715	193,127	569,745	—	767,587
Investment in wholly owned subsidiaries	2,403,969	16,920	603,474	1,273,313	(4,297,676)	—
Equity investments	—	15,087	—	58,899	—	73,986
Other noncurrent assets, net	228	8,677	771	60,119	—	69,795

Total assets	$2,404,241	$1,025,825	$2,114,415	$2,884,711	$(5,062,200)	$3,366,992

Liabilities and Partners' Equity
Current liabilities Current liabilities	$502,194	$50,252	$40,341	$377,325	$(764,524)	$205,588
Long-term debt, less current portion	—	581,921	551,607	36,131	—	1,169,659
Deferred income taxes	—	—	—	13,576	—	13,576
Other long-term liabilities	—	4,821	2,124	70,445	—	77,390
Total partners' equity	1,902,047	388,831	1,520,343	2,387,234	(4,297,676)	1,900,779

Total liabilities and partners' equity	$2,404,241	$1,025,825	$2,114,415	$2,884,711	$(5,062,200)	$3,366,992

(a)
Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

Condensed Consolidating Statements of Income
For the Year Ended December 31, 2005
(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non-Guarantor Subsidiaries(a)	Eliminations	Valero L.P. Consolidated
Revenues	$—	$234,444	$57,400	$368,495	$(782)	$659,557
Costs and expenses	2,752	133,297	44,152	326,444	(782)	505,863

Operating income	(2,752)	101,147	13,248	42,051	—	153,694
Equity earnings in subsidiaries Pipeline Company	113,825	(192)	38,462	40,392	(192,487)	—
Equity earnings in joint venture	—	376	—	1,943	—	2,319
Interest and other expense, net	—	(27,870)	(13,488)	(2,267)	—	(43,625)

Income from continuing operations before income tax expense	111,073	73,461	38,222	82,119	(192,487)	112,388
Income tax expense	—	—	—	4,713	—	4,713

Income from continuing operations	111,073	73,461	38,222	77,406	(192,487)	107,675
Income from discontinued operations	—	—	2,163	1,235	—	3,398

Net income	$111,073	$73,461	$40,385	$78,641	$(192,487)	$111,073

(a)
Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2005
(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non-Guarantor Subsidiaries(a)	Eliminations	Valero L.P. Consolidated
Cash flows from operating activities:
Net income	$111,073	$73,461	$40,385	$78,641	$(192,487)	$111,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	34,828	12,073	19,766	—	66,667
Equity income, net of distributions	13,964	192	(38,462)	(40,392)	64,698	—
Changes in operating assets and liabilities and other	4,274	12,523	3,645	(11,752)	—	8,690

Net cash provided by operating activities	129,311	121,004	17,641	46,263	(127,789)	186,430

Cash flows from investing activities	(522,456)	(50,945)	82,824	397,614	3,963	(89,000)

Cash flows from financing activities	393,145	(84,510)	(100,351)	(409,288)	123,826	(77,178)

Effect of foreign exchange rate changes on cash	—	—	—	(345)	—	(345)
Net increase in cash and cash equivalents	—	(14,451)	114	34,244	—	19,907
Cash and cash equivalents at the beginning of the period	10	16,041	—	96	—	16,147

Cash and cash equivalents at the end of the period	$10	$1,590	$114	$34,340	$—	$36,054

(a)
Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

20.   QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter(b)	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)
2005(a):
Revenues	$56,635	$58,306	$258,385	$286,231	$659,557
Operating income	24,715	24,309	56,007	48,663	153,694
Net income	19,264	18,852	45,167	27,790	111,073
Net income per unit applicable to limited partners	0.77	0.74	0.88	0.52	2.86
Cash distributions per unit applicable to limited partners	$0.800	$0.855	$0.855	$0.855	$3.365
2004:
Revenues	$52,324	$55,707	$58,075	$54,686	$220,792
Operating income	24,543	24,600	24,448	24,433	98,024
Net income	19,970	19,706	19,387	19,355	78,418
Net income per unit applicable to limited partners	0.80	0.79	0.78	0.78	3.15
Cash distributions per unit applicable to limited partners	$0.800	$0.800	$0.800	$0.800	$3.200

(a)
The significant increase in revenues, operating income and net income beginning in the third quarter of 2005 is due primarily to the Kaneb Acquisition as discussed in Note 3. Acquisitions.

(b)
On December 13, 2005, we entered into a definitive agreement to sell the Australia and New Zealand Subsidiaries. As such, revenues and operating income differ from the reported amounts disclosed in the Form 10-Q for the period ended September 30, 2005 as the results of operations for the Australia and New Zealand Subsidiaries have been reclassified as income from discontinued operations. Revenue and operating income reported in the Form 10-Q were $263.5 million and $56.7 million, respectively, for the three months ended September 30, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES.

        Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were operating effectively as of December 31, 2005.

INTERNAL CONTROL OVER FINANCIAL REPORTING.

  (a)
  Management's Report on Internal Control over Financial Reporting.

        Management's report on Valero L.P.'s internal control over financial reporting required by Item 9A. appears in Item 8. of this report, and is incorporated herein by reference.

  (b)
  Attestation Report of the Registered Public Accounting Firm.

        The report of KPMG LLP on management's assessment of Valero L.P.'s internal control over financial reporting appears in Item 8. of this Form 10-K, and is incorporated herein by reference.

  (c)
  Changes in Internal Controls over Financial Reporting.

        There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF VALERO GP, LLC

        We do not have directors or officers. The directors and officers of Valero GP, LLC, the general partner of our general partner, Riverwalk Logistics, L.P., perform all of our management functions. Diamond Shamrock Refining and Marketing Company, a subsidiary of Valero Energy and the sole member of Valero GP, LLC, selects the directors of Valero GP, LLC. Officers of Valero GP, LLC are appointed by its directors.

        Set forth below is certain information concerning the directors and executive officers of Valero GP, LLC:

Name	Age	Position Held with Valero GP, LLC
William E. Greehey	69	Chairman of the Board
Curtis V. Anastasio	49	President, Chief Executive Officer and Director
Dan J. Hill	65	Director
Gregory C. King	45	Director
William R. Klesse	59	Director
Stan McLelland	60	Director
Rodman D. Patton	62	Director
Steven A. Blank	51	Senior Vice President, Chief Financial Officer and Treasurer
James R. Bluntzer	51	Senior Vice President—Operations
Mary F. Morgan	53	Vice President—Marketing and Business Development
Brad R. Ramsey	37	Vice President—Engineering
Rodney L. Reese	55	Vice President—Regional Operations
Thomas R. Shoaf	47	Vice President and Controller

        Mr. Greehey became Chairman of the board of directors of Valero GP, LLC in January 2002. Mr. Greehey has served as Chairman of the board of directors of Valero Energy since 1979. Mr. Greehey was Chief Executive Officer of Valero Energy from 1979 through December 2005. He was also President of Valero Energy from 1998 until January 2003.

        Mr. Anastasio became the President and a director of Valero GP, LLC in December 1999. He also became its Chief Executive Officer in June 2000. He served as Vice President, General Counsel and Secretary of Ultramar Diamond Shamrock Corporation (UDS), from 1997 until December 1999.

        Mr. Hill became a director of Valero GP, LLC in July 2004. From February 2001 through May 2004, he served as a consultant to El Paso Corporation. Prior to that, he served as President and Chief Executive Officer of Coastal Refining and Marketing Company. In 1978, Mr. Hill was named as Senior Vice President of The Coastal Corporation and President of Coastal States Crude Gathering. In 1971, he began managing Coastal's NGL business. Previously, Mr. Hill worked for Amoco and Mobil.

        Mr. King became a director of Valero GP, LLC in January 2002. He has served as President of Valero Energy since January 2003. He served as Executive Vice President and General Counsel of Valero Energy from September 2001, until January 2003. Mr. King served as Valero Energy's Executive Vice President and Chief Operating Officer from January 2001 until September 2001. Mr. King was Senior Vice President and Chief Operating Officer of Valero Energy from 1999 to January 2001.

        Mr. Klesse became a director of Valero GP, LLC in December 1999. He has been Chief Executive Officer of Valero Energy since January 2006. Prior to that he served as the Executive Vice President and Chief Operating Officer of Valero Energy from January 2003 until January 2006. He previously served as Executive Vice President—Refining and Commercial Operations of Valero Energy from January 2003 until January 2006. He had served as Executive Vice President, Operations of UDS from January 1999 through December 2001.

        Mr. McLelland became a director of Valero GP, LLC in October 2005. Mr. McLelland was U. S. Ambassador to Jamaica from January 1997 until March 2001. Prior to being named U.S. Ambassador to Jamaica, Mr. McLelland was a senior executive with Valero Energy. He joined Valero Energy in 1981 as Senior Vice President and General Counsel. He served as Executive Vice President and General Counsel from 1990 until 1997.

        Mr. Patton became a director of Valero GP, LLC in June 2001. He retired from Merrill Lynch & Co. in 1999 where he had served as Managing Director in the Energy Group since 1993. Prior to that, he served in investment banking and corporate finance positions with Credit Suisse First Boston (1981-1993) and Blyth Eastman Paine Webber (1971-1981). He is a director of Apache Corporation.

        Mr. Blank became Senior Vice President and Chief Financial Officer of Valero GP, LLC in January 2002. From December 1999 until January 2002, he was Chief Accounting and Financial Officer and a director of Valero GP, LLC. He also served as UDS's Vice President and Treasurer from December 1996 until January 2002, when he became Vice President—Finance of Valero Energy.

        Mr. Bluntzer became Senior Vice President—Operations of Valero GP, LLC in October 2005. He served as Vice President— Operations of Valero GP, LLC from February 2004 until October 2005. He served as Vice President—Terminal Operations of Valero GP, LLC from May 2003 to February 2004. He served as Special Projects Director of Valero GP, LLC from January 2002 to May 2003 and as Vice President of Midstream Operations of Valero Energy from June 2001 to January 2002. He served as Refinery Logistics & Supply Chain Director of Valero Energy from July 2000 to June 2001.

        Ms. Morgan became Vice President—Marketing and Business Development of Valero GP, LLC in July 2005. Ms. Morgan served as Vice President, Marketing and Business Development of Kaneb Pipe Line Company LLC from 2004 until July 2005. She served as Vice President, Marketing of Kinder Morgan Energy Partners, L.P. from 1998 until 2004.

        Mr. Ramsey became Vice President—Engineering of Valero GP, LLC in April 2005. From July 2004 until April 2005, he was Project Management Director of Valero GP, LLC. From February 2003 to July 2004, he was Engineering and Maintenance Director of Valero Energy's McKee refinery. From January 2001 to February 2003, Mr. Ramsey was Maintenance Director of Valero Energy's Houston refinery. He was Turnaround Manager of Valero Energy's Texas City refinery from July 1998 to January 2001.

        Mr. Reese became Vice President—Regional Operations of Valero GP, LLC in October 2005. From April 2003 until October 2005, he served as Vice President, Engineering and Technical Services of Valero GP, LLC. Prior to that, he served as Vice President—Operations from December 1999 until April 2003.

        Mr. Shoaf became Vice President and Controller of Valero GP, LLC in July 2005. Mr. Shoaf served as Vice President—Structured Finance of Valero Corporate Services Company, a subsidiary of Valero Energy, from 2001 until his appointment with Valero GP, LLC. From 2000 to 2001, Mr. Shoaf was Vice President—Finance of Valero Corporate Services Company.

INFORMATION REGARDING THE BOARD OF DIRECTORS

        Our business is managed under the direction of the board of directors of Valero GP, LLC. The board conducts its business through meetings of the board and its committees. During 2005, the board held six meetings. No member of the board attended less than 75% of the meetings of the board and committees of which he was a member.

        The board of directors is composed of seven directors, three of whom are members of the management of either Valero GP, LLC or Valero Energy and four of whom are non-management directors. As a limited partnership, we are not required by the listing standards of the NYSE to have a majority of independent directors. The board has determined that three of four of its non-management directors, Dan J. Hill, Stan McLelland and Rodman D. Patton, meet the independence requirements of the NYSE as set forth in the NYSE Listed Company Manual. One of our non-management directors, William E. Greehey, Chairman of the board, retired as Chief Executive Officer of Valero Energy at the end of 2005, and he is Chairman of the Board of Directors of Valero Energy.

        The board has standing Audit, Compensation and Conflicts Committees. Each of the Audit, Compensation and Conflicts Committees has a written charter and are each composed entirely of directors who meet the independence requirements of the NYSE listing standards. The committees of the board and the numbers of meetings held by each committee in 2005 are described below.

Independence Determinations

        Under the NYSE listing standards, no board member qualifies as independent unless the board of directors affirmatively determines that the director has no material relationship with Valero L.P. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the board of directors has determined that each of the independent directors named above has either no relationship with Valero L.P., either directly or as a partner, security holder or officer of an organization that has a relationship with Valero L.P., other than being a director and/or unitholder of Valero L.P., or has only immaterial relationships with Valero L.P. and is therefore independent under the NYSE's listing standards.

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

  •
  consists of charitable contributions by Valero L.P. to an organization in which a director is an executive officer and does not exceed the greater of $250,000 million or 2% of the organization's gross revenues in any of the last three years;

  •
  consists of charitable contributions to any organization with which a director, or any member of a director's immediate family, is affiliated as an officer, director or trustee pursuant to a matching gift program of Valero L.P. and made on terms applicable to employees and directors, or is in amounts that do not exceed $250,000 per year; or

  •
  is not required to be, and it is not otherwise, disclosed in this report.

Presiding Director

        The board has designated Mr. Patton to serve as Presiding Director for the meetings of the independent directors outside the presence of management.

Communications with the Board, Independent Directors or Presiding Director

        Unitholders and other interested parties may communicate with the board, the independent directors or the Presiding Director by sending written communication in an envelope addressed to "Board of Directors," "Independent Directors" or "Presiding Director" in care of Corporate Secretary, Valero L.P., at the address indicated on the front cover of this report.

Audit Committee

        The audit committee reviews and reports to the board on various auditing and accounting matters, including the quality, objectivity and performance of our internal and external accountants and auditors, the adequacy of our financial controls and the reliability of financial information reported to the public. The audit committee is composed of Mr. Patton (chairman), Mr. Hill and Mr. McLelland.

        The board of directors has determined that each of the audit committee members meets the independence standards for audit committees set forth in the NYSE listing standards and the applicable regulations of the SEC. The board of directors has adopted a written charter for the audit committee. The board of directors has determined that a member of the audit committee, namely Mr. Patton, is an audit committee financial expert (as defined by the SEC) and that he is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Compensation Committee

        Valero GP, LLC has a compensation committee composed of the directors who the board has determined to be independent. For more information, see Item 11. Executive Compensation "Compensation Committee Interlocks and Insider Participation." The members of the compensation committee are Mr. Hill (chairman), Mr. McLelland and Mr. Patton.

Conflicts Committee

        Valero L.P.'s partnership agreement provides for a conflicts committee composed of the directors who the board has determined to be independent. The conflicts committee reviews and makes recommendations relating to potential conflicts of interest between Valero L.P., on one hand, and Valero Energy, on the other hand. The members of the conflicts committee are Mr. Hill (chairman), Mr. McLelland and Mr. Patton.

REPORT OF THE AUDIT COMMITTEE FOR FISCAL YEAR 2005

        Management of Valero GP, LLC is responsible for Valero L.P.'s internal controls and the financial reporting process. KPMG LLP, Valero L.P.'s independent registered public accounting firm for the year ended December 31, 2005, is responsible for performing an independent audit of Valero L.P.'s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) and generally accepted auditing standards, and an audit of Valero L.P.'s internal control over financial reporting in accordance with the standards of the PCAOB, and issuing a report thereon. The audit committee monitors and oversees these processes and approves the selection and appointment of Valero L.P.'s independent registered public accounting firm and recommends the ratification of such selection and appointment to the board of directors.

        The audit committee has reviewed and discussed Valero L.P.'s audited consolidated financial statements with management and the independent registered public accounting firm. The audit committee has discussed with KPMG LLP the matters required to be discussed by Statement on Auditing Standards No. 61, "Communications with Audit Committees." The audit committee has received written confirmation of the firm's independence from KPMG LLP and has discussed with KPMG LLP that firm's independence.

        Based on the foregoing review and discussions and such other matters the audit committee deemed relevant and appropriate, the audit committee recommended to the board of directors that the audited consolidated financial statements of Valero L.P. be included in Valero L.P.'s Annual Report on Form 10-K for the year ended December 31, 2005.

        Members of the Audit Committee:

    Rodman D. Patton
    Dan J. Hill
    Stan McLelland

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of Valero L.P.'s units to file certain reports with the SEC and NYSE concerning their beneficial ownership of Valero L.P.'s equity securities. Valero L.P. believes that during the year ended December 31, 2004, its officers, directors and 10% unitholders were in compliance with applicable requirements of Section 16(a), except for late filings involving the withholding of units to satisfy the tax obligations on restricted unit vesting for Mr. Greehey, Mr. King and Mr. Klesse. The transactions occurred on January 21, 2005 and January 24, 2005 and were reported on Forms 4 on February 7, 2005. The original grants of underlying restricted units were timely filed in 2002 and 2003.

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

        We have adopted a code of ethics that applies to Valero GP, LLC's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions (collectively referred to as "Senior Financial Officers"). This Code charges the Senior Financial Officers with responsibilities regarding honest and ethical conduct, the preparation and quality of the disclosures in the documents and reports we file with the SEC and compliance with applicable laws, rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table sets forth a summary of compensation paid for the last three years, if applicable, to Valero GP, LLC's CEO and to its four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2005.

Long-Term Compensation Awards
Number of Securities Underlying Options Granted
Annual Compensation
Name and Principal Position (a)				Restricted Unit Awards (c)		LTIP Payouts (d)	All Other Compensation (e)
	Year	Salary	Bonus (b)
Curtis V. Anastasio, President and Chief Executive Officer	2005 2004 2003	$338,500 321,000 307,506	$315,000 359,700 250,000	$258,795 217,564 245,672	13,450 9,625 11,800	$236,101 176,266 49,235	$300,151 192,180 112,350
Steven A. Blank, Senior Vice President and Chief Financial Officer	2005 2004	$287,000 276,500	$220,500 260,000	$139,174 155,403	7,225 6,875	$236,101 234,982	$143,525 107,010
James R. Bluntzer, Senior Vice President—Operations	2005 2004 2003	$193,833 177,961 171,558	$165,000 126,700 107,000	$104,093 55,945 24,943	5,400 2,475 2,675	— — —	$11,582 6,305 —
Brad R. Ramsey Vice President—Engineering	2005	$169,000	$103,800	$51,184	2,650	—	$8,873
Rodney L. Reese Vice President—Regional Operations	2005 2004 2003	$182,123 172,071 163,835	$105,000 110,000 95,000	$44,858 54,250 24,036	2,450 2,400 2,575	— — —	$10,927 10,324 11,506

(a)
The named executive officers hold or held the indicated offices in Valero GP, LLC, the general partner of Riverwalk Logistics, L.P., our general partner. We do not have any officers or directors.

(b)
In 2005, 2004 and 2003, executive bonuses were paid 100% in cash, but recipients could elect to use 25% of their cash bonus award to purchase Valero L.P. common units at market price.

(c)
Cash distributions are paid on restricted common units at the same rate as on Valero L.P.'s unrestricted common units. Restricted common units granted in 2005, 2004 and October 2003 vest 1/5 annually over a five-year period, and restricted common units granted in January 2003 vest 1/3 annually over a three-year period. The aggregate number of unvested restricted common units held at December 31, 2005 and the market value of such common units on that date (calculated according to SEC regulations without regard to restrictions on such common units) were: Mr. Anastasio, 9,790 common units, $506,730; Mr. Blank, 5,609 common units, $290,322; Mr. Bluntzer, 2,932 common units; $151,760; Mr. Ramsey, 2,098 common units, $108,592; and Mr. Reese, 1,866 common units, $96,584.

(d)
LTIP payouts are the number of performance share awards vested for the applicable year's performance multiplied by the market price per share of Valero Energy common stock on the vesting date. These performance shares were granted under Valero Energy's Executive Stock Incentive Plan. Total shareholder return, or TSR, during a specified "performance period" was established as the performance measure for determining what portion of an award may vest. TSR is measured by dividing the sum of (a) the net change in the price of a share of Valero Energy's common stock between the beginning of the performance period and the end of the performance period, and (b) the total dividends paid on the common stock during the performance period, by

  (c) the price of a share of Valero Energy's common stock at the beginning of the performance period. Each performance share award is subject to vesting in three equal increments, based upon Valero Energy's TSR. At the end of each performance period, Valero Energy's TSR is compared to the TSR for a target group of comparable companies. Valero Energy and the companies in the target group are then ranked by quartile. Participants then earn 0%, 50%, 100% or 150% of that portion of the initial grant amount that is vesting for such period, depending on whether Valero Energy's TSR is in the last, 3rd, 2nd or 1st quartile of the target group; 200% will be earned if Valero Energy ranks highest in the group. Amounts not earned in the given performance period can be carried forward for one additional performance period and up to 100% of the carried-forward amount can still be earned, depending upon the quartile achieved for such subsequent period.

(e)
Amounts include contributions made to Valero Energy's Thrift Plan and Excess Thrift Plan, and unused portions of amounts provided by Valero Energy under Valero Energy's Flexible Benefits Plan. Messrs. Anastasio, Blank, Bluntzer, Ramsey and Reese were allocated $20,252, $17,185, $11,582, $8,873 and $10,927, respectively, as a result of contributions to the Thrift Plan (and, in the case of Messrs. Anastasio, Blank and Bluntzer, the Excess Thrift Plan) for 2005. Also included for Mr. Anastasio in 2005 was $7,247 received as reimbursement of certain membership dues. Amounts for 2005 also include vesting of restricted stock issued to Mr. Anastasio and Mr. Blank under Valero Energy's long-term incentive plan, for which Mr. Anastasio was vested for $272,652 and Mr. Blank was vested $126,340.

OPTION GRANTS AND RELATED INFORMATION

        The following table sets forth further information regarding the grants of Valero L.P. unit options to the named executive officers reflected in the Summary Compensation Table.

Option Grants in the Last Fiscal Year

Name	Number of Securities Underlying Options Granted(#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Security)(a)	Market Price at Grant Date ($/Security)	Expiration Date	Grant Date Present Value ($)(b)
Curtis V. Anastasio	13,450	6.81	$57.5100	$57.5100	10/27/2012	$77,607
Steven A. Blank	7,225	3.66	$57.5100	$57.5100	10/27/2012	$41,688
James R. Bluntzer	5,400	2.74	$57.5100	$57.5100	10/27/2012	$31,158
Brad R. Ramsey	2,650	1.34	$57.5100	$57.5100	10/27/2012	$15,291
Rodney L. Reese	2,450	1.24	$57.5100	$57.5100	10/27/2012	$14,137

(a)
All options reported vest in equal increments over a five-year period from the date of grant, unless otherwise noted. Under the terms of Valero GP, LLC's 2000 Long Term Incentive Plan, a participant may satisfy the tax withholding obligations related to exercise by tendering cash payment, by authorizing Valero GP, LLC to withhold common units otherwise issuable to the participant or by delivering to Valero GP, LLC already owned and unencumbered common units, subject to certain conditions.

(b)
The Black-Scholes option pricing model was used to determine grant date present value. This model is designed to value publicly traded options. Options issued under Valero GP, LLC's option plan are not freely traded, and the exercise of such options is subject to substantial restrictions. Moreover, the Black-Scholes model does not give effect to either risk of forfeiture or lack of transferability. The estimated values under the Black-Scholes model are based on assumptions as to variables such as interest rates, unit price volatility and future cash distribution yield. The estimated grant date present values presented in this table were calculated using an expected average option life of five years, risk-free rate of return of 4.43%, average volatility rate of 18.66% based on daily volatility rates from the initial public offering by Valero L.P. through December 31, 2005, and cash distribution yield of 5.95%, which is the expected annualized quarterly cash distribution rate in effect at the date of grant expressed as a percentage of the market value of the common units at the date of grant. The actual value of unit options could be zero; realization of any positive value depends upon the actual future performance of the common units, the continued employment of the option holder throughout the vesting period and the timing of the exercise of the option. Accordingly, the values set forth in this table may not be achieved.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
AND FY-END OPTION VALUES

        The following table sets forth information regarding our common units and shares of Valero Energy common stock underlying options exercisable at December 31, 2005, and options exercised during 2005, for the executive officers named in the Summary Compensation Table.

				Number of Securities Underlying Unexercised Options at FY-End(#)		Value of Unexercised In-the-Money Options at FY-End($)
Name	Securities Acquired on Exercise(#)	Value Realized($)
				Exercisable	Unexercisable	Exercisable		Unexercisable
Curtis V. Anastasio Valero L.P. common units VLO Stock	— 34,000	$	— 1,136,822	30,645 146,600	28,230 0	$ $	374,415 6,357,385		$45,383 (a 0 (b	) )
Steven A. Blank Valero L.P. common units VLO Stock	— 25,322	$	— 690,161	11,521 0	17,945 20,320		$118,964 0	$ $	33,460 (a 806,501 (b	) )
James R. Bluntzer Valero L.P. common units VLO Stock	— —		— —	6,065 74,420	8,985 0	$ $	67,789 3,334,025		$10,288 (a 0 (b	) )
Brad R. Ramsey Valero L.P. common units VLO Stock	— —		— —	240 24,680	3,610 2,220		$0 1,070,332		$0 (a 92,385 (b	) )
Rodney L. Reese Valero L.P. common units VLO Stock	3,267 —		$75,696 —	3,143 17,120	5,915 0	$ $	28,713 784,989		$9,903 (a 0 (b	) )

(a)
Represents the dollar value obtained by multiplying the number of unexercised in-the-money options by the difference between the stated exercise price per unit of the options and the closing market price per unit of Valero L.P.'s common units on December 31, 2005.

(b)
Represents the dollar value obtained by multiplying the number of unexercised in-the-money options by the difference between the stated exercise price per share of the options and the closing market price per share of Valero Energy's common stock on December 31, 2005.

RETIREMENT BENEFITS

        The following table sets forth the estimated annual gross benefits payable under Valero Energy's Pension Plan, Excess Pension Plan and Supplemental Executive Retirement Plan, or SERP, upon retirement at age 65, based upon the assumed compensation levels and years of service indicated and assuming an election to have payments continue for the life of the participant only.

Estimated Annual Pension Benefits at Age 65

	Years of Service
Covered Compensation
	15	20	25	30	35
$200,000	$54,000	$71,000	$89,000	$107,000	$125,000
300,000	83,000	110,000	138,000	166,000	193,000
400,000	112,000	149,000	187,000	224,000	261,000
500,000	142,000	188,000	236,000	283,000	330,000
600,000	171,000	227,000	284,000	341,000	398,000
700,000	200,000	266,000	333,000	400,000	466,000
800,000	229,000	305,000	382,000	458,000	534,000
900,000	259,000	344,000	431,000	517,000	603,000
1,000,000	288,000	383,000	479,000	575,000	671,000
1,100,000	317,000	422,000	528,000	634,000	739,000
1,200,000	346,000	461,000	577,000	692,000	807,000
1,300,000	375,000	500,000	626,000	751,000	876,000
1,400,000	405,000	539,000	674,000	810,000	944,000
1,500,000	434,000	578,000	723,000	868,000	1,012,000
1,600,000	463,000	617,000	772,000	926,000	1,080,000
1,700,000	492,000	656,000	821,000	985,000	1,149,000
1,800,000	522,000	695,000	869,000	1,043,000	1,217,000
1,900,000	551,000	734,000	918,000	1,102,000	1,285,000
2,000,000	580,000	773,000	967,000	1,160,000	1,353,000

        Valero Energy maintains a noncontributory defined benefit Pension Plan in which virtually all employees of Valero Energy, including those providing services for Valero L.P., are eligible to participate and under which contributions by individual participants are neither required nor permitted. Valero Energy also maintains a noncontributory, non-qualified Excess Pension Plan and a non-qualified SERP, which provide supplemental pension benefits to certain highly compensated employees. The Pension Plan (supplemented, as necessary, by the Excess Pension Plan) provides a monthly pension at normal retirement equal to 1.6% of the participant's average monthly compensation (based upon the participant's earnings during the three consecutive calendar years during the last 10 years of the participant's credited service affording the highest such average) times the participant's years of credited service. The SERP provides an additional benefit equal to 0.35% times the product of the participant's years of credited service (maximum 35 years) multiplied by the excess of the participant's average monthly compensation over the lesser of 1.25 times the monthly average (without indexing) of the social security wage bases for the 35-year period ending with the year the participant attains social security retirement age, or the monthly average of the social security wage base in effect for the year that the participant retires. For purposes of the SERP, the participant's most highly compensated consecutive 36 months of service are considered. Compensation for purposes of the Pension Plan, Excess Pension Plan and SERP includes salary and bonus as reported in the Summary Compensation Table. Pension benefits are not subject to any deduction for social security or other offset amounts.

        Credited years of service (for purposes of the Pension Plan) for the period ended December 31, 2005 for the executive officers named in the Summary Compensation Table are as follows:

Mr. Anastasio- 18 years, Mr. Blank- 26 years; Mr. Bluntzer-30 years; Mr. Ramsey- 7 years; and Mr. Reese-19 years. Mr. Anastasio and Mr. Blank have been eligible to participate in the SERP since 2002.

COMPENSATION OF DIRECTORS

        Directors who are not employees of Valero GP, LLC or its affiliates receive the following compensation: a $1,000 fee for each in-person board meeting attended, a $500 fee for each telephonic board meeting attended, a $1,000 fee for each in-person committee meeting attended, a $500 fee for each telephonic committee meeting attended, a $30,000 annual retainer, a $10,000 annual retainer for serving as chairman of a committee of the board, a $30,000 annual retainer for serving as chairman of the board, and an annual grant of restricted common units under the Valero GP, LLC 2000 Long-Term Incentive Plan having an aggregate value of $20,000 at the time of grant, which vest over three years. A non-employee director serving as chairman of the board will not receive meeting fees for attending committee meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Mr. Hill (chairman), Mr. McLelland and Mr. Patton compose the compensation committee of the board of directors of Valero GP, LLC. No executive officer of Valero GP, LLC has served as a member of the board of directors or on the compensation committee of any company whose executive officers include a member of Valero GP, LLC's compensation committee.

        The compensation committee administers the incentive plans of Valero GP, LLC and makes awards under them, in consultation with management, that create appropriate incentives for employees and management of Valero GP, LLC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth ownership of Valero L.P. common units and Valero Energy common stock by directors and executive officers of Valero GP, LLC as of December 31, 2005. Unless otherwise indicated in the notes to the table, each of the named persons and members of the group has sole voting and investment power with respect to the common units and common stock shown:

Name of Beneficial Owner (a)	Units Beneficially Owned (b)(c)	Units under Exercisable Options (d)	Percentage of Outstanding Units (e)	Shares of Valero Energy Stock Beneficially Owned (f)(g)	Shares of Valero Energy Stock under Exercisable Options (h)	Percentage of Outstanding Shares (e)
William E. Greehey	66,422	—	*	5,891,266	8,402,376	2.32%
Curtis V. Anastasio	28,706	30,645	*	57,254	146,600	*
Dan J. Hill	1,932	—	*	3,000	—	*
Gregory C. King	6,506	20,000	*	344,633	654,800	*
William R. Klesse	24,722	13,333	*	512,348	765,080	*
Stan McLelland	344	—	*	9,034	—	*
Rodman D. Patton	9,082	—	*	10,000	—	*
Steven A. Blank	18,638	11,521	*	5,090	20,320	*
James R. Bluntzer	3,885	6,065	*	40,386	74,420	*
Brad R. Ramsey	2,137	240	*	652	24,680	*
Rodney L. Reese	7,937	3,143	*	20,097	17,120	*
All directors and executive officers as a group (11 persons)	170,311	84,947	0.68%	6,893,760	10,105,396	2.75%

*
Indicates that the percentage of beneficial ownership does not exceed 1% of the class.

(a)
The business address for all beneficial owners listed above is One Valero Way, San Antonio, Texas 78249.

(b)
As of December 31, 2005, 37,210,427 common units were issued and outstanding. No executive officer or director owns any class of equity securities of Valero L.P. other than common units. The calculation for Percentage of Outstanding common units includes common units listed under the captions "Units Beneficially Owned" and "Units under Exercisable Options."

(c)
Includes restricted common units issued under Valero L.P.'s long-term incentive plans. Restricted common units granted under Valero GP, LLC's long-term incentive plans may not be disposed of until vested. Does not include common units that could be acquired under options, which information is set forth in the next column.

(d)
Consisting of common units that may be acquired within 60 days of December 31, 2005 through the exercise of common unit options.

(e)
As of December 31, 2005, 617,422,290 shares of Valero Energy's common stock were issued and outstanding. No executive officer or director owns any class of equity securities of Valero Energy other than common stock. The calculation for Percentage of Outstanding Shares includes shares listed under the captions "Shares of Valero Energy Stock Beneficially Owned" and "Shares of Valero Energy Stock under Exercisable Options."

(f)
Includes shares allocated pursuant to the Valero Energy Corporation Thrift Plan through December 31, 2005, as well as shares of restricted stock granted under Valero Energy's Executive

  Stock Incentive Plan and Valero Energy's Restricted Stock Plan for Non-Employee Directors. Except as otherwise noted, each person named in the table, and each other executive officer, has sole power to vote or direct the vote and to dispose or direct the disposition of all such shares beneficially owned by him. Restricted stock granted under Valero Energy's Executive Stock Incentive Plan and Valero Energy's Restricted Stock Plan for Non-Employee Directors may not be disposed of until vested. Does not include shares that could be acquired under options, which information is set forth in the next column.

(g)
Consisting of shares of common stock that may be acquired within 60 days of December 31, 2005 through the exercise of stock options. Such shares may not be voted unless the stock options are exercised. Stock options that may become exercisable within such 60-day period only in the event of a change of control of Valero Energy are excluded. Except as set forth herein, none of the current executive officers or directors of Valero L.P. hold any rights to acquire Valero Energy common stock, except through exercise of stock options.

        Except as otherwise indicated, the following table sets forth certain information as of December 31, 2005 with respect to each entity known to us to be the beneficial owner of more than 5% of our outstanding common units.

Name and Address of Beneficial Owner	Common Units	Percentage of Common Units(b)	Subordinated Units	Percentage of Subordinated Units
Valero Energy Corporation(a) One Valero Way San Antonio, Texas 78249	622,772	1.7%	9,599,322	100%

(a)
Valero Energy owns the common and subordinated units through its wholly owned subsidiaries. Valero Energy shares voting and investment power with certain of its wholly owned subsidiaries with respect to the common and subordinated units.

(b)
Assumes 37,210,427 common units outstanding.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information about Valero GP, LLC's equity compensation plans, which are described in further detail in Item 8. "Financial Statements and Supplementary Data" in Note 14 of Notes to Consolidated Financial Statements:

Plan categories	Number of Securities to be issued upon exercise of outstanding unit options, warrants and rights	Weighted-Average exercise price of outstanding unit options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity Compensation Plans approved by security holders	123,385	$47.56	38,772
Equity Compensation Plans not approved by security holders	416,295	$48.28	287,980	(a)

(a)
As of December 31, 2005, options to purchase 250 Valero L.P. common units remained available for grant under the 2002 Unit Option Plan. As of December 31, 2005, 287,730 units remained available for grant under the 2003 Employee Unit Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RIGHTS OF VALERO L.P.'S GENERAL PARTNER

        As of December 31, 2005, UDS Logistics, LLC, an indirect wholly owned subsidiary of Valero Energy, owned 614,572 common units and 9,599,322 subordinated units of Valero L.P. representing an aggregate 21.4% limited partner interest in Valero L.P. Riverwalk Logistics, L.P. owns a 2% general partner interest in Valero L.P. and also owns incentive distribution rights giving Riverwalk Logistics, L.P. higher percentages of Valero L.P.'s cash distributions as various target distribution levels are met. (For further information on these incentive distribution rights, read Item 8. "Financial Statements and Supplementary Data" in Note 16 of Notes to Consolidated Financial Statements.) As of December 31, 2005, Valero GP, LLC, the general partner of Riverwalk Logistics, L.P., owned 8,200 common units, representing a 0.02% limited partnership interest in Valero L.P.

        The subordinated units may convert to common units on a one-for-one basis on the first day following the record date for distributions for the quarter ending March 31, 2006, if we meet certain tests set forth in our partnership agreement. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units will be converted into common units.

        Riverwalk Logistics, L.P., the sole general partner of Valero L.P., is responsible for the management of Valero L.P. Valero GP, LLC, the sole general partner of Riverwalk Logistics, L.P., is responsible for managing the affairs of Riverwalk Logistics, L.P., and through it, the affairs of Valero L.P. and its subsidiaries.

RELATIONSHIP WITH VALERO ENERGY

        We hereby incorporate into this Item the disclosures regarding our relationship with Valero Energy contained in Items 1., 1A. and 2. "Business, Risk Factors and Properties" under the caption "Our Relationship with Valero Energy" and Item 8. "Financial Statements and Supplementary Data" in Note 14 of Notes to Consolidated Financial Statements.

INDEBTEDNESS OF MANAGEMENT

        Ultramar Diamond Shamrock Corporation (UDS), which merged into Valero Energy on December 31, 2001, maintained an employee stock purchase program pursuant to which key employees were provided with loans to purchase common stock of UDS. Since 2001, before the merger of UDS into Valero Energy, there have been no extensions of credit, renewals of extensions of credit or material modifications of any term of any extension of credit under this program. Upon Valero Energy's merger with UDS, all shares of common stock of UDS converted into shares of common stock of Valero Energy.

        Mr. Blank participated in the program and has an outstanding balance under the program. The highest amount outstanding under the loans at any time since the beginning of 2004 was $197,475, and the amount outstanding as of December 31, 2005 was $171,045.

        Loans under this program bear interest at a rate equal to the Applicable Federal Rate (AFR) for short-term loans, as effective month-to-month during the term of the loan, not to exceed 8%. As of December 31, 2005, AFR on Mr. Blank's loans was 4.38%. The terms of the loans require that repayment begins on the first February 15 following the fifth anniversary of the date of the loan. On that date, and on each anniversary thereof until repayment is complete, Mr. Blank is required to pay the lesser of: (i) 20% of the original principal amount, and (ii) the entire principal amount that remains outstanding.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG FEES FOR FISCAL YEAR 2005

Audit Fees

        The aggregate fees for fiscal year 2005 for professional services rendered by KPMG for the audit of the annual financial statements for the year ended December 31, 2005 included in this Form 10-K, review of Valero L.P.'s interim financial statements included in Valero L.P.'s 2005 Forms 10-Q, the audit of the effectiveness of Valero L.P.'s internal control over financial reporting as of December 31, 2005 and related services that are normally provided by the principal auditor (e.g., comfort letters and assistance with review of documents filed with the SEC) were $2,041,754.

        Of the foregoing Audit Fees, the audit fees specifically related to the audit of Valero L.P.'s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 were $450,000.

Audit-related Fees; Tax Fees; All Other Fees

        The aggregate fees for the fiscal year 2005 for assurance and related services rendered by KPMG that are reasonably related to the performance of the audit or review of Valero L.P.'s financial statements and not reported in the preceding caption were $20,000. These fees related to the audit of Kaneb employee benefit plans.

        KPMG did not render any services for fiscal year 2005 that would require the payment by Valero L.P. of any fees deemed "Tax Fees" or "Other Fees" as categorized by Item 9(e) of Schedule 14A.

KPMG FEES FOR FISCAL YEAR 2004

Audit Fees

        The aggregate fees for fiscal year 2004 for professional services rendered by KPMG for the audit of the annual financial statements for the year ended December 31, 2004 included in this Form 10-K, review of Valero L.P.'s interim financial statements included in Valero L.P.'s 2004 Forms 10-Q, the audit of the effectiveness of Valero L.P.'s internal control over financial reporting as of December 31, 2004 and related services that are normally provided by the principal auditor (e.g., comfort letters and assistance with review of documents filed with the SEC) were $829,136.

        Of the foregoing Audit Fees, the audit fees specifically related to the audit of Valero L.P.'s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 were $349,300.

Audit-Related Fees; Tax Fees; All Other Fees

        KPMG did not render any services for fiscal year 2004 that would require the payment by Valero L.P. of any fees deemed "Audit-Related Fees," "Tax Fees" or "Other Fees" as categorized by Item 9(e) of Schedule 14A.

AUDIT COMMITTEE PRE-APPROVAL POLICY

        The audit committee has adopted a pre-approval policy to address the approval of services rendered to Valero L.P. by its independent auditors, which is filed herewith as Exhibit 99.01.

        None of the services (described above) for 2004 or 2005 provided by KPMG were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1) Financial Statements. The following consolidated financial statements of Valero L.P. and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

    Management's Report on Internal Control over Financial Reporting
    Reports of independent registered public accounting firm (KPMG LLP)
    Report of independent registered public accounting firm (Ernst & Young LLP)
    Consolidated Balance Sheets as of December 31, 2005 and 2004
    Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003
    Consolidated Statements of Cash Flows—Years Ended December 31, 2005, 2004 and 2003
    Consolidated Statements of Partners' Equity—Years Ended December 31, 2005, 2004 and 2003
    Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

(3)
Exhibits

        Filed as part of this Form 10-K are the following:

Exhibit Number	Description	Incorporated by Reference to the Following Document
2.01	Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P., Riverwalk Logistics, L.P., Valero GP, LLC, VLI Sub A LLC and Kaneb Services LLC	Valero L.P.'s Current Report on Form 8-K filed November 4, 2004, Exhibit 99.1
2.02
	Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P., Riverwalk Logistics, L.P., Valero GP, LLC, VLI Sub B LLC and Kaneb Pipe Line Partners, L.P. and Kaneb Pipe Line Company LLC	Valero L.P.'s Current Report on Form 8-K filed November 4, 2004, Exhibit 99.2
4.01	Amended and Restated Certificate of Limited Partnership of Valero L.P.	Valero L.P.'s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 3.3
4.02	Third Amended and Restated Agreement of Limited Partnership of Valero L.P.	Valero L.P.'s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 3.1
4.03	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Valero L.P.	Valero L.P.'s Annual Report on Form 10-K for year ended December 31, 2003, Exhibit 4.3
4.04	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of July 1, 2005	Valero L.P.'s Quarterly Report on Form 10-Q for quarter ended June 30, 2005, Exhibit 4.01
4.05	Certificate of Limited Partnership of Valero Logistics Operations, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.4

4.06	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.5
4.07	Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	Valero L.P.'s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 3.9
4.08	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	Valero L.P.'s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 3.10
4.09	Certificate of Limited Partnership of Riverwalk Logistics, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.7
4.10	Agreement of Limited Partnership of Riverwalk Logistics, L.P.	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.8
4.11	Certificate of Formation of Valero GP, LLC	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.9
4.12	Certificate of Amendment to Certificate of Formation of Valero GP, LLC	Valero L.P.'s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 3.14
4.13	First Amended and Restated LLC Agreement of Shamrock Logistics GP, LLC	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.10
4.14	First Amendment to First Amended and Restated Limited Liability Company Agreement of Valero GP, LLC	Valero L.P.'s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 3.15
4.15	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P.	Valero L.P.'s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 3.16
4.16	Indenture, dated July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities	Valero L.P.'s Current Report on Form 8-K filed July 15, 2002, Exhibit 4.1
4.17
	First Supplemental Indenture, dated as of July 15, 2002, to Indenture dated July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to 6 7/8% Senior Notes Due 2012	Valero L.P.'s Current Report on Form 8-K filed July 15, 2002, Exhibit 4.2

4.18
	Second Supplemental Indenture, dated as of March 18, 2003, to Indenture dated July 15, 2002, as amended and supplemented by a First Supplemental Indenture thereto dated as of July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee (including, form of global note representing $250,000,000 6.05% Senior Notes due 2013)	Valero L.P.'s Current Report on Form 8-K filed May 9, 2003, Exhibit 4.1
4.19
	Third Supplemental Indenture, dated as of July 1, 2005, to Indenture dated July 15, 2002, as amended and supplemented, among Valero Logistics Operations, L.P.; Valero L.P.; Kaneb Pipe Line Operating Partnership, L.P.; and The Bank of New York	Valero L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Exhibit 4.02
4.20	Indenture, dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (Senior Debt Securities)	Valero L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Exhibit 4.03
4.21
	First Supplemental Indenture, dated as of February 21, 2002, to Indenture dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 7.750% Senior Unsecured Notes due 2012)	Valero L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Exhibit 4.04
4.22
	Second Supplemental Indenture, dated as of August 9, 2002 and effective as of April 4, 2002, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P.; Statia Terminals Canada Partnership; and JPMorgan Chase Bank	Valero L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Exhibit 4.05
4.23
	Third Supplemental Indenture, dated and effective as of May 16, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P.; Statia Terminals Canada Partnership; and JPMorgan Chase Bank	Valero L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Exhibit 4.06

4.24
	Fourth Supplemental Indenture, dated and effective as of May 27, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 5.875% Senior Unsecured Notes due 2013)	Valero L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Exhibit 4.07
4.25
	Fifth Supplemental Indenture, dated and effective as of July 1, 2005, to Indenture dated as of February 21, 2002, as amended and supplemented, among Kaneb Pipe Line Operating Partnership, L.P.; Valero L.P.; Valero Logistics Operations, L.P.; and JPMorgan Chase Bank	Valero L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Exhibit 4.08
4.26
	Registration Rights Agreement, dated March 18, 2003, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and the initial purchasers of Valero Logistics Operations, L.P. 6.05% Senior Notes due 2013	Valero L.P.'s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.10
10.01
	5-Year Revolving Credit Agreement dated as of December 20, 2004 among Valero Logistics Operations, L.P., Valero L.P., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Suntrust Bank, as Syndication Agent, and Barclays Bank PLC, Mizuho Corporate Bank Ltd., and Royal Bank of Canada, as Co-Documentation Agents	Valero L.P.'s Annual Report on Form 10-K for year ended December 31, 2004, Exhibit 10.02
10.02
	First Amendment dated as of June 30, 2005 to 5-Year Revolving Credit Agreement, dated as of December 20, 2004, among Valero Logistics Operations, L.P.; Valero L.P.; JPMorgan Chase Bank; and the Lenders party thereto	Valero L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Exhibit 10.01
10.03	5-Year Term Credit Agreement, dated as of July 1, 2005, among Valero Logistics Operations, L.P.; Valero L.P.; JPMorgan Chase Bank; and the Lenders party thereto	Valero L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Exhibit 10.02
+10.04	Valero GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan	Valero L.P.'s Annual Report on Form 10-K for year ended December 31, 2004, Exhibit 10.03
+10.05	Valero GP, LLC Amended and Restated 2002 Unit Option Plan	Valero L.P.'s Annual Report on Form 10-K for year ended December 31, 2004, Exhibit 10.04

+10.06	Valero GP, LLC Amended and Restated 2000 Long-Term Incentive Plan	Valero L.P.'s Current Report on Form 8-K filed January 27, 2006
+10.07	Form of Restricted Unit Agreement under the Valero GP, LLC Amended and Restated 2000 Long-Term Incentive Plan	Valero L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Exhibit 10.4
+10.08	Form of Unit Option Award Agreement under the Valero GP, LLC Amended and Restated 2000 Long-Term Incentive Plan	Valero L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Exhibit 10.6
+10.09	Form of Performance Unit Agreement under the Valero GP, LLC Amended and Restated 2000 Long-Term Incentive Plan	Valero L.P.'s Current Report on Form 8-K filed January 27, 2006
+10.10	Form of Non-employee Director Agreement under the Valero GP, LLC Amended and Restated 2000 Long-Term Incentive Plan	Valero L.P.'s Current Report on Form 8-K filed April 25, 2005
+10.11	Valero GP, LLC Short-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.4
+10.12	Valero GP, LLC Intermediate-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-43668), Exhibit 10.9
+10.13	Performance Award Agreement dated January 22, 2003 between Curtis V. Anastasio and Valero Energy Corporation	Valero L.P.'s Annual Report on Form 10-K for year ended December 31, 2003, Exhibit 10.8
10.14
	Pipelines and Terminals Usage Agreement by and among Ultramar Diamond Shamrock Corporation, Shamrock Logistics Operations, L.P., Shamrock Logistics, L.P., Riverwalk Logistics, L.P. and Shamrock Logistics GP, LLC, dated April 16, 2001	Valero L.P.'s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 10.6
10.15
	Omnibus Agreement by and among Ultramar Diamond Shamrock Corporation, Shamrock Logistics Operations, L.P., Shamrock Logistics, L.P., Riverwalk Logistics, L.P. and Shamrock Logistics GP, LLC, dated effective as of April 16, 2001	Valero L.P.'s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 10.7
10.16	First Amendment to Omnibus Agreement, effective April 16, 2001	Valero L.P.'s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 10.11
10.17
	Second Amended and Restated Services Agreement among Diamond Shamrock Refining and Marketing Company, Valero L.P., Valero Logistics Operations, L.P., Riverwalk Logistics, L.P. and Valero GP, LLC, effective as of July 1, 2005	Valero L.P.'s Quarterly Report on Form 10-Q for quarter ended June 30, 2005, Exhibit 10.03

10.18	Operating Agreement by and between Shamrock Logistics Operations, L.P. and Valero Pipeline Company, dated January 1, 2002	Valero L.P.'s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 10.13
10.19	Contribution Agreement by and among Valero Refining Company — California, UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003	Valero L.P.'s Annual Report on Form 10-K for year ended December 31, 2002, Exhibit 10.13
10.20	Contribution Agreement by and among Valero Refining Company — Texas, L.P., UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003	Valero L.P.'s Annual Report on Form 10-K for year ended December 31, 2002, Exhibit 10.14
10.21	Contribution Agreement by and among Valero Pipeline Company, UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003	Valero L.P.'s Annual Report on Form 10-K for year ended December 31, 2002, Exhibit 10.15
10.22	Handling and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.'s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.1
10.23	Amendment Number One to the Handling and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., effective as of April 27, 2004	Valero L.P.'s Quarterly Report on Form 10-Q for quarter ended March 31, 2004, Exhibit 10.3
10.24	Services and Secondment Agreement between Valero Refining-Texas, L.P. and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.'s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.3
10.25	Services and Secondment Agreement between Valero Refining Company-California and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.'s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.2
10.26	Throughput Commitment Agreement by and among Valero Marketing and Supply Company, Valero Logistics Operations, L.P. and Valero L.P., dated as of March 18, 2003	Valero L.P.'s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.4
10.26	Terminalling Agreement (Edinburg) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.'s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.5

10.27	Terminalling Agreement (Houston Asphalt) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.'s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.6
10.28	Terminalling Agreement (Hobby Airport) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.'s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.7
10.29	Terminalling Agreement (Placedo) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.'s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.8
10.30	Terminalling Agreement (San Antonio East) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.'s Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.9
10.29	Terminal Storage and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operation, L.P. effective as of January 15, 2004	Valero L.P.'s Quarterly Report on Form 10-Q for quarter ended March 31, 2004, Exhibit 10.2
10.31	Terminal Agreement (Corpus Christi Crude Terminal) between Valero Marketing Supply Company and Valero Logistics Operation, L.P. effective as of January 1, 2004	Valero L.P.'s Quarterly Report on Form 10-Q for quarter ended March 31, 2004, Exhibit 10.4
12.01	Statement of Computation of Ratio of Earnings to Fixed Charges	*
14.01	Code of Ethics for Senior Financial Officers	Valero L.P.'s Annual Report on Form 10-K for year ended December 31, 2003, Exhibit 14.1
21.01	List of subsidiaries of Valero L.P.	*
23.01	Consent of KPMG LLP, dated March 13, 2006	*
23.02	Consent of Ernst & Young LLP, dated March 13, 2006	*
24.01	Powers of Attorney (included in signature page of this Form 10-K)	*
31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)	*
32.01	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)	*
99.01	Audit Committee Pre-Approval Policy	*

99.02	Report of Independent Registered Public Accountants, Balance Sheet—December 31, 2005 and Notes to Balance Sheet—December 31, 2005 of Riverwalk Logistics, L.P.	*

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

        Disclosures Required by Section 303A.12 of the NYSE Listed Company Manual.    Section 303A.12 of the NYSE Listed Company Manual requires the chief executive officer (CEO) of each listed company to certify to the NYSE each year that he or she is not aware of any violation by the listed company of any of the NYSE corporate governance listing standards. The CEO of Valero L.P. submitted the required certification without qualification to the NYSE as of April 7, 2005. In addition, the CEO certification and the chief financial officer's certification required by Section 302 of the Sarbanes-Oxley Act of 2002 (the SOX 302 Certifications) with respect to Valero L.P.'s disclosures in its Form 10-K for the year ended December 31, 2004 were filed as Exhibit 31.01 to Valero L.P.'s Form 10-K for the year ended December 31, 2004. The SOX 302 Certifications with respect to Valero L.P.'s disclosures in its Form 10-K for the year ended December 31, 2005 are being filed as Exhibit 31.01 to this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERO L.P. (Registrant)
By:	Riverwalk Logistics, L.P., its general partner By: Valero GP, LLC, its general partner
By:	/s/ CURTIS V. ANASTASIO (Curtis V. Anastasio) President and Chief Executive Officer March 14, 2006
By:	/s/ STEVEN A. BLANK (Steven A. Blank) Senior Vice President and Chief Financial Officer March 14, 2006
By:	/s/ THOMAS R. SHOAF (Thomas R. Shoaf) Vice President and Controller March 14, 2006

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

Name	Title	Date

/s/ WILLIAM E. GREEHEY (William E. Greehey)	Chairman of the Board	March 10, 2006
/s/ CURTIS V. ANASTASIO (Curtis V. Anastasio)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2006
/s/ STEVEN A. BLANK (Steven A. Blank)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2006
/s/ THOMAS R. SHOAF (Thomas R. Shoaf)	Vice President and Controller (Principal Accounting Officer)	March 10, 2006
/s/ DAN J. HILL (Dan J. Hill)	Director	March 10, 2006
/s/ GREGORY C. KING (Gregory C. King)	Director	March 10, 2006
/s/ WILLIAM R. KLESSE (William R. Klesse)	Director	March 10, 2006
/s/ STAN MCLELLAND (Stan McLelland)	Director	March 10, 2006
/s/ RODMAN D. PATTON (Rodman D. Patton)	Director	March 10, 2006