Form 10-Q
period 2006-03-31
VALERO L P
filed 2006-05-10
CIK 1110805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. The definition of “accelerated filer and large accelerated filer” is in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common units outstanding as of May 8, 2006 was 46,809,749.

VALERO L.P. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,433	$36,054
Receivable from Valero Energy	19,780	21,873
Accounts receivable, net of allowance for doubtful accounts of $1,809 and $1,976 as of March 31, 2006 and December 31, 2005, respectively	80,771	110,066
Inventories	14,607	17,473
Other current assets	30,638	30,138
Assets of businesses held for sale	—	79,807

Total current assets	251,229	295,411

Property and equipment, at cost	2,436,299	2,417,529
Accumulated depreciation and amortization	(279,747)	(257,316)

Property and equipment, net	2,156,552	2,160,213
Intangible assets, net	58,427	59,159
Goodwill	771,486	767,587
Investment in joint ventures	73,794	73,986
Deferred charges and other assets, net	11,692	10,636

Total assets	$3,323,180	$3,366,992

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$566	$1,046
Payable to Valero Energy	9,223	12,800
Accounts payable	73,367	104,320
Accrued interest payable	9,712	16,391
Accrued liabilities	39,567	46,917
Taxes other than income taxes	8,383	9,013
Income taxes payable	3,923	4,001
Liabilities of businesses held for sale	—	11,100

Total current liabilities	144,741	205,588

Long-term debt, less current portion	1,187,662	1,169,659
Long-term payable to Valero Energy	5,851	5,507
Deferred income taxes	9,477	13,576
Other long-term liabilities	76,969	71,883
Commitments and contingencies (Note 5)

Partners’ equity:
Common units (37,210,427 outstanding as of March 31, 2006 and December 31, 2005)	1,745,214	1,749,007
Subordinated units (9,599,322 outstanding as of March 31, 2006 and December 31, 2005)	113,149	114,127
General partner’s equity	39,184	38,913
Accumulated other comprehensive income (loss)	933	(1,268)

Total partners’ equity	1,898,480	1,900,779

Total liabilities and partners’ equity	$3,323,180	$3,366,992

See Condensed Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2006	2005
Revenues:
Services revenues:
Third parties	$87,258	$1,294
Valero Energy	60,671	55,341

Total services revenues	147,929	56,635
Product sales	126,075	—

Total revenues	274,004	56,635

Costs and expenses:
Cost of product sales	114,218	—
Operating expenses:
Third parties	50,613	11,644
Valero Energy	20,457	8,041

Total operating expenses	71,070	19,685
General and administrative expenses:
Third parties	2,860	746
Valero Energy	5,700	2,757

Total general and administrative expenses	8,560	3,503
Depreciation and amortization expense	24,189	8,732

Total costs and expenses	218,037	31,920

Operating income	55,967	24,715
Equity earnings in joint ventures Pipeline Company	1,206	378
Interest and other expenses, net	(15,465)	(5,829)

Income from continuing operations before income tax expense	41,708	19,264
Income tax expense	2,119	—

Income from continuing operations	39,589	19,264

Loss from discontinued operations	(138)	—

Net income	39,451	19,264
Less general partner’s interest and incentive distributions	(4,199)	(1,476)

Limited partners’ interest in net income	$35,252	$17,788

Weighted-average units outstanding	46,809,749	23,041,394

Net income per unit applicable to limited partners:
Continuing operations	$0.75	$0.77
Discontinued operations	—	—

Net income	$0.75	$0.77

Cash distributions per unit applicable to limited partners	$0.885	$0.800

See Condensed Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$39,451	$19,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,189	8,732
Equity income from joint ventures	(1,293)	(378)
Distributions from joint ventures	1,278	—
Changes in operating assets and liabilities:
Decrease in receivable from Valero Energy	2,093	250
Decrease in accounts receivable	31,738	1,280
Decrease in inventories	2,870	—
Increase in other current assets	(3,412)	(872)
Decrease in payable to Valero Energy	(3,577)	(828)
Decrease in accrued interest payable	(6,679)	(5,485)
Decrease in accounts payable and other accrued liabilities	(27,314)	(4,385)
Decrease in taxes other than income taxes	(295)	(2,393)
Other, net	(1,997)	115

Net cash provided by operating activities	57,052	15,300

Cash Flows from Investing Activities:
Reliability capital expenditures	(6,164)	(1,425)
Expansion capital expenditures	(9,428)	(2,860)
Pre-acquisition costs – Kaneb	—	(1,954)
Other acquisition	(12,827)	—
Investment in other noncurrent assets	(1,512)	—
Proceeds from sale of Australia and New Zealand subsidiaries	68,628	—
Distributions in excess of equity income from joint ventures	246	—
Other	992	—

Net cash provided by (used in) investing activities	39,935	(6,239)

Cash Flows from Financing Activities:
Long-term borrowings	34,000	4,000
Long-term debt repayments	(11,480)	(466)
Decrease in cash book overdrafts	(4,273)	—
Distributions to unitholders and general partner	(43,950)	(19,944)

Net cash used in financing activities	(25,703)	(16,410)

Effect of foreign exchange rate changes on cash	(1,905)	—

Net increase (decrease) in cash and cash equivalents	69,379	(7,349)
Cash and cash equivalents at the beginning of the period	36,054	16,147

Cash and cash equivalents at the end of the period	$105,433	$8,798

Supplemental cash flow information:
Cash paid during the period for interest	$25,179	$11,546

Cash paid during the period for income taxes	$1,839	$—

See Condensed Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND ACCOUNTING PRONOUNCEMENTS

Organization and Operations

Valero L.P. is a publicly traded Delaware limited partnership formed in 1999 that completed its initial public offering of common units on April 16, 2001.

As used in this report, references to “we,” “us,” “our” or the “Partnership” collectively refer, depending on the context, to Valero L.P. or a wholly owned subsidiary of Valero L.P.

These unaudited consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned entities are accounted for using the equity method of accounting. Certain previously reported amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2006 and 2005 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements as of that date. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Our operations are managed by Valero GP, LLC. Valero GP, LLC is the general partner of Riverwalk Logistics, L.P., which is the 2% general partner of Valero L.P. Valero GP, LLC and Riverwalk Logistics, L.P. are indirect wholly owned subsidiaries of Valero Energy Corporation (Valero Energy). Valero Energy, through various affiliates, is also a limited partner in us, resulting in a combined partnership ownership of 23.4%. The remaining 76.6% limited partnership interests are held by public unitholders.

On January 15, 2006, UDS Logistics, LLC, an indirect, wholly owned subsidiary of Valero Energy, changed its name to Valero GP Holdings, LLC (Holdings). On January 25, 2006, Holdings formed Riverwalk Holdings, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary, and contributed its 21.4% limited partnership interest (both common and subordinated units) in Valero L.P. and its 99.9% limited partnership interest in Riverwalk Logistics, L.P. to the newly formed subsidiary.

On March 31, 2006, Holdings filed a registration statement on Form S-1 with the Securities and Exchange Commission for an initial public offering of approximately 37% of its units representing limited liability company interests. All units will be sold by subsidiaries of Valero Energy, which initially will retain an approximate 63% ownership interest in Holdings, the principal owner of our general partner interest and the general partner incentive distribution rights and the owner of 21.4% limited partner interest in us. In the registration statement, Valero Energy states its intention to further reduce and ultimately sell all of its interest in Holdings pending market conditions.

We conduct our operations through our subsidiaries, primarily Valero Logistics Operations, L.P. (Valero Logistics) and Kaneb Pipe Line Operating Partnership, L.P. (KPOP). We have four business segments: refined product terminals, refined product pipelines, crude oil pipelines and crude oil storage tanks.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

New Accounting Pronouncements

FASB Statement No. 156

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets,” which amends Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Statement No. 156 requires the initial recognition at fair value of a servicing asset or servicing liability when an obligation to service a financial asset is undertaken by entering into a servicing contract. Statement No. 156 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted. The adoption of Statement No. 156 is not expected to affect our financial position or results of operations.

FASB Statement No. 155

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement improves the financial reporting of certain hybrid financial instruments and simplifies the accounting for these instruments. In particular, Statement No. 155:

•	permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation,

•	clarifies which interest-only and principal-only strips are not subject to the requirements of Statement No. 133,

•	establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,

•	clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and

•	amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, and is not expected to affect our financial position or results of operations.

2. ACQUISITIONS

Capwood Pipeline

We purchased a 23.77% interest in Capwood pipeline from Valero Energy for approximately $13.0 million, which was paid from borrowings under our existing revolving credit agreement. The Capwood pipeline is a 57-mile crude oil pipeline that extends from Patoka, Illinois to Wood River, Illinois. Plains All American Pipeline L.P., the operator of the Capwood pipeline, owns the remaining 76.23% interest. Our financial statements include the results of operations of our interest in the Capwood pipeline in the crude oil pipelines segment for the three months ended March 31, 2006.

The purchase price of the Capwood pipeline was primarily allocated to property and equipment. The pro forma financial information for the three months ended March 31, 2005 that give effect to the acquisition of the Capwood pipeline on January 1, 2005 has not been disclosed as the effect is not significant.

Kaneb Acquisition

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

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The purchase price and the preliminary purchase price allocation as of March 31, 2006 were as follows (in thousands):

Cash paid for the outstanding equity securities of KSL	$509,307
Value of Valero L.P.’s common units issued in exchange for KPP common units	1,451,249
Transaction costs	9,403
Fair value of long-term debt assumed	779,707
Fair value of other liabilities assumed	172,687

Total	$2,922,353

Current assets	$602,085
Property and equipment	1,428,978
Goodwill	766,771
Intangible assets	58,900
Other noncurrent assets	65,619

Total	$2,922,353

The condensed statements of income include the results of operations of the Kaneb Acquisition commencing on July 1, 2005. As a result, information for the three months ended March 31, 2006 presented below represents actual results of operations. The unaudited pro forma financial information below includes the historical financial information of Kaneb and the Partnership for the period indicated. This financial information assumes the following:

•	we completed the Kaneb Acquisition on January 1, 2005;

•	we borrowed $525.0 million to purchase all of the outstanding equity securities of KSL,

•	we issued approximately 23.8 million common units in exchange for all of the outstanding common units of KPP,

•	we received a contribution from our general partner of $29.2 million to maintain its 2% interest;

•	and the results of operations of Martin Oil LLC (a marketing subsidiary of KSL), our Australia and New Zealand subsidiaries, and certain assets we divested in conjunction with the Kaneb Acquisition (Held Separate Businesses), are reported as discontinued operations.

The unaudited pro forma information is not necessarily indicative of the results of future operations:

	Three Months Ended March 31,
	2006	2005
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$274,004	$219,032
Operating income	55,967	45,925

Income from continuing operations	39,589	32,393
Income (loss) from discontinued operations	(138)	3,788

Net income	$39,451	$36,181

Net income per unit applicable to limited partners:
Continuing operations	$0.75	$0.61
Discontinued operations	—	0.08

Net income	$0.75	$0.69

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. DISPOSITIONS

Sale of Australia and New Zealand subsidiaries

On March 30, 2006, we sold our Australia and New Zealand subsidiaries to ANZ Terminals Pty. Ltd., for total proceeds of $65.0 million, plus working capital. The proceeds will be used for working capital purposes, including paying down outstanding debt. This transaction included the sale of eight terminals with an aggregate storage capacity of 1.1 million barrels. Revenues and pre-tax income related to the Australia and New Zealand subsidiaries, were included in loss from discontinued operations, and totaled $5.0 million and $0.6 million, respectively, for the three months ended March 31, 2006.

4. LONG-TERM DEBT

$400 Million Revolving Credit Agreement

During the three months ended March 31, 2006, we borrowed $34.0 million under our $400 million 2005 revolving credit agreement (the 2005 Revolving Credit Agreement) to fund the purchase of the Capwood pipeline and our capital expenditures. Additionally, we repaid $11.0 million during the three months ended March 31, 2006. The 2005 Revolving Credit Agreement bears interest based on either an alternative base rate or LIBOR, which was 5.5% as of March 31, 2006. As of March 31, 2006, we had $372.1 million available for borrowing under our 2005 Revolving Credit Agreement.

Interest Rate Swaps

As of March 31, 2006, the weighted-average interest rate for our interest rate swaps was 7.1%. As of March 31, 2006 and December 31, 2005, the aggregate estimated fair value of the interest rate swaps included in other long-term liabilities in our consolidated balance sheets was $7.9 million and $4.0 million, respectively.

Other

In Holding’s registration statement on Form S-1, Valero Energy stated its intention to ultimately sell of its interest in Holdings pending market conditions. If Valero Energy ultimately sells all of its interests in Holdings, it will no longer own our general partner, which would trigger certain requirements in our debt instruments. As a result, we took the following actions:

•	On April 19, 2006, Valero Logistics commenced a consent solicitation from the holders of its $100.0 million 6.875% senior notes due 2012 and its $250.0 million 6.05% senior notes due 2013 in order to amend the change of control covenant requiring that Valero Energy or an investment grade entity own 51% of our general partner interest as set forth in the indenture governing the notes of both such series. Holders of record as of April 18, 2006 who consent to the proposed amendment will receive $5.00 per $1,000 principal amount with respect to 6.05% Senior Notes and $2.50 per $1,000 principal amount with respect to the 6.875% senior notes. The consent solicitation will expire on May 10, 2006, unless further extended.

•	In May 2006, we initiated discussions to amend the 2005 Revolving Credit Agreement, the $525 Term Loan Agreement and the UK Term Loan in order to eliminate the change in control provision requiring Valero Energy to own at least a majority of the outstanding equity interests in our general partner.

5. COMMITMENTS AND CONTINGENCIES

Litigation and Environmental Matters

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending ourselves in legal matters are expensed as incurred. As of March 31, 2006, we have recorded accruals for contingent losses, including settled matters, totaling $51.9 million. The actual payment of any amounts accrued and the timing of any such payments ultimately made is uncertain. We believe that should we be unable to successfully defend ourselves in any of these matters, the ultimate payment of any or all of the amounts reserved would not have a material adverse effect on our financial position or liquidity. However, if any actual losses ultimately exceed the amounts accrued, there could be a material adverse effect on our results of operations.

Grace Energy Corporation Matter. In 1997, Grace Energy Corporation (Grace Energy) sued subsidiaries of Kaneb in Texas state court. The complaint sought recovery of the cost of remediation of fuel leaks in the 1970s from a pipeline that had once connected a former Grace Energy terminal with Otis Air Force Base in Massachusetts (Otis AFB). Grace Energy alleges the Otis AFB pipeline and related environmental liabilities had been transferred in 1978 to an entity that was part of Kaneb’s acquisition of Support Terminal Services, Inc. and its subsidiaries from Grace Energy in 1993. Kaneb contends that it did not acquire the Otis AFB pipeline and never assumed any responsibility for any associated environmental damage.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2000, the court entered final judgment that: (i) Grace Energy could not recover its own remediation costs of $3.5 million, (ii) Kaneb owned the Otis AFB pipeline and its related environmental liabilities and (iii) Grace Energy was awarded $1.8 million in attorney costs. Both Kaneb and Grace Energy appealed the trial court’s final judgment to the Texas Court of Appeals in Dallas. In 2001, Grace Energy filed a petition in bankruptcy, which created an automatic stay of actions against Grace Energy. Once that stay is lifted, we intend to resume vigorous prosecution of the appeal.

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the Texas state court’s final judgment assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two spill areas. In 2002, the Department of Justice asserted that it had incurred over $49.0 million in costs and expected to incur additional costs of approximately $19.0 million for remediation of the two spill areas. The Department of Justice has not filed a lawsuit against us on this matter and we have not made any payments toward costs incurred by the Department of Justice.

Port of Vancouver Matter. We own a chemical and refined products terminal on property owned by the Port of Vancouver, and we lease the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate groundwater contamination by the terminal’s previous owner and operator originating from the terminal. Investigation and remediation at the terminal are ongoing, in compliance with the Agreed Order. In April 2006, the Washington Department of Ecology commented on our site investigation work plan and asserted that the groundwater contamination at the terminal was commingled with a groundwater contamination plume under other property owned by the Port of Vancouver. We dispute this assertion. No lawsuits have been filed against us in this matter, and our liability for any portion of total future remediation costs of the commingled plume is not reasonably estimable at this time. Factors that could affect estimated remediation costs include whether Kaneb will be found to have ultimate responsibility for some portion of the commingled plume, the Port of Vancouver’s contribution to the remediation effort and the amount the Port of Vancouver actually receives from other potentially responsible parties.

Xanser Tax Indemnification. In 2001, Xanser, Inc (Xanser) distributed its interest in its pipeline, terminalling and product marketing business to its shareholders, which resulted in the formation of KSL. Pursuant to that distribution, KSL agreed to indemnify Xanser for certain potential tax liabilities, if any, that resulted from the distribution.

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

On February 22, 2006, we entered into a revised agreement (the 2005 Tax and Maritime Agreement) with the governments of St. Eustatius and the Netherlands Antilles. The 2005 Tax and Maritime Agreement is effective beginning January 1, 2005 and expires on December 31, 2014. Under the terms of the 2005 Tax and Maritime Agreement, we agreed to make a one-time payment of five million Netherlands Antilles guilders (approximately $2.8 million) in full and final settlement of all of our liabilities, taxes, fees, levies, charges, or otherwise (including settlement of audits) due or potentially due to St. Eustatius. We further agreed to pay an annual minimum profit tax to St. Eustatius of one million Netherlands Antilles guilders (approximately $0.6 million), beginning as of January 1, 2005. We agreed to pay the minimum annual profit tax in twelve equal monthly installments. To the extent the minimum annual profit tax exceeds 2% of taxable profit (as defined in the 2005 Tax and Maritime Agreement), we can carry forward that excess to offset future tax liabilities. If the minimum annual profit tax is less than 2% of taxable profit, we agreed to pay that difference.

We are also a party to additional claims and legal proceedings arising in the ordinary course of business. We believe the possibility is remote that the final outcome of any of these claims or proceedings to which we are a party would

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

have a material adverse effect on our financial position, results of operations or liquidity; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

Commitment

On April 13, 2006, we entered into an agreement to purchase three 30,000 barrel and two 52,000 barrel tank barges over the next two years. The contract price is $34.1 million, which is subject to adjustment based on the actual cost incurred for the steel.

6. RELATED PARTY TRANSACTIONS

We have related party transactions with Valero Energy for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, which are comparable to the fees charged to third parties for similar services. In addition, we reimburse Valero Energy for the actual costs of Valero Energy employees working solely on our behalf and for charges incurred on our behalf.

Additionally, Valero Energy charges us an administrative service fee for certain administrative functions, primarily information systems support, ad valorem taxes, risk management, and human resources administration. If we cease to obtain such administrative services from Valero Energy our results of operations may be adversely impacted.

The receivable from Valero Energy as of March 31, 2006 and December 31, 2005 represents amounts due for pipeline tariff, terminalling fee and crude oil storage tank fee revenues and the payable to Valero Energy primarily represents amounts due for employee costs and the administrative service fee.

The following table summarizes information pertaining to transactions with Valero Energy:

	Three Months Ended March 31,
	2006	2005
	(Thousands of Dollars)
Revenues	$60,671	$55,341
Operating expenses	20,457	8,041
General and administrative expenses	5,700	2,757

Our share of allocated Valero Energy employee benefit plan expenses, excluding compensation expense related to restricted common units and unit options, was $7.8 million and $2.9 million for the three months ended March 31, 2006 and 2005, respectively. These employee benefit plan expenses and the related payroll costs are included in operating expenses and general and administrative expenses.

Services Agreement

For the three months ended March 31, 2005, Valero Energy charged us $0.3 million for administrative services. Effective July 1, 2005, the Services Agreement was amended (the 2005 Services Agreement) to account for our significant growth following the closing of the Kaneb Acquisition resulting in an increase in the administrative fee to $13.8 million for the first year from July 1, 2005 to June 30, 2006.

Effective January 1, 2006, pursuant to a new services agreement (2006 Services Agreement), Valero GP, LLC began directly performing many of the services previously provided by Valero Energy under the 2005 Services Agreement, primarily consisting of information systems, legal, corporate development and health, safety and environmental functions. The employees performing these services became employees of Valero GP, LLC, and their costs are now directly charged to us. Accordingly, the annual fee charged to us by Valero Energy for administrative services was reduced from $13.8 million to approximately $1.9 million per year. This annual fee will increase to approximately $2.9 million and $3.4 million in 2007 and 2008, respectively. The annual fee will remain at approximately $3.4 million through the term of the agreement. In addition, each annual fee will be subject to adjustments to account for Valero Energy’s annual salary increase. Subject to approval by our Conflicts Committee, the amounts may also be adjusted for changed service levels.

The 2006 Services Agreement will expire on December 31, 2010 with automatic two-year renewal options unless terminated by either party at least six months prior to the renewal period. We may cancel or reduce the level of services that Valero Energy provides us on 60 days prior written notice. The 2006 Services Agreement will terminate upon the change of control of either Valero Energy or us.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

New Omnibus Agreement

On March 31, 2006, Valero L.P. entered into an amended and restated omnibus agreement (the New Omnibus Agreement) with Valero Energy, Valero GP, LLC, Riverwalk Logistics, L.P., and Valero Logistics. The New Omnibus Agreement amended certain definitions and other provisions in the April 16, 2001 omnibus agreement, which it supersedes, to clarify the parties’ intent as to the Valero Energy ownership requirements for the application of the business restrictions described below.

Under the New Omnibus Agreement, Valero Energy has agreed, and will cause its controlled affiliates to agree, for so long as Valero Energy owns 20% or more of us or our general partner, not to engage in the business of transporting crude oil and other feedstocks or refined products, including petrochemicals, or operating crude oil storage facilities or refined product terminalling assets in the United States. This restriction does not apply to:

•	any business retained by Ultramar Diamond Shamrock (UDS) as of April 16, 2001, the closing of our initial public offering, or any business owned by Valero Energy at the date of its acquisition of UDS on December 31, 2001;

•	any business with a fair market value of less than $10 million;

•	any business acquired by Valero Energy in the future that constitutes less than 50% of the fair market value of a larger acquisition, provided we have been offered and declined the opportunity to purchase the business; and

•	any newly constructed pipeline, terminalling or storage assets that we have not offered to purchase at fair market value within one year of construction.

Also under the New Omnibus Agreement, Valero Energy has agreed to indemnify us for environmental liabilities related to the assets transferred to us in connection with our initial public offering, provided that such liabilities arose prior to and are discovered within ten years after that date (excluding liabilities resulting from a change in law after April 16, 2001).

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

Cash Distributions

On January 27, 2006, we declared a quarterly cash distribution of $0.855 per unit paid on February 14, 2006 to unitholders of record on February 7, 2006, which totaled $44.0 million. On April 18, 2006, we declared a quarterly cash distribution of $0.885 per unit to be paid on May 12, 2006 to unitholders of record on May 5, 2006, which totaled $45.8 million.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2006	2005
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$916	$399
General partner incentive distribution	3,480	1,112

Total general partner distribution	4,396	1,511
Limited partners’ distribution	41,427	18,433

Total cash distributions	$45,823	$19,944

Cash distributions per unit applicable to limited partners	$0.885	$0.800

Subordinated Units

We satisfied all the conditions included in our partnership agreement for the subordination period to end. Accordingly, the subordination period ended effective April 1, 2006 and all 9,599,322 subordinated units converted into common units on a one-for-one basis on May 8, 2006, the first business day after the record date for the distribution related to the first quarter earnings of 2006. Riverwalk Holdings, LLC held the 9,599,322 subordinated units at the time of conversion.

Comprehensive Income

For the three months ended March 31, 2006, the difference between our net income and our comprehensive income resulted from foreign currency translation adjustments. Our total comprehensive income was as follows:

	Three Months Ended March 31,
	2006	2005
	(Thousands of Dollars)
Net income	$39,451	$19,264
Foreign currency translation adjustment	2,201	—

Comprehensive income	$41,652	$19,264

8. SEGMENT INFORMATION

Our operating segments consist of refined product terminals, refined product pipelines, crude oil pipelines and crude oil storage tanks. The operations related to the Kaneb Acquisition on July 1, 2005 principally involve transporting refined petroleum products and fertilizer as a common carrier, the storage of petroleum products, specialty chemicals, and other liquids. In addition, we also deliver and sell bunker fuel at St. Eustatius, Netherlands Antilles and Point Tupper, Nova Scotia. The results of Kaneb’s transportation operations are included in our refined product pipelines segment. The results of Kaneb’s storage and bunker fuel operations are included in our refined product terminals segment.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended March 31,
	2006	2005
	(Thousands of Dollars)
Revenues:
Refined product terminals	$196,148	$9,937
Refined product pipelines	52,046	22,182
Crude oil pipelines	14,049	13,185
Crude oil storage tanks	11,761	11,331

Total revenues	$274,004	$56,635

Operating income:
Refined product terminals	$27,045	$3,581
Refined product pipelines	22,105	9,022
Crude oil pipelines	9,103	8,216
Crude oil storage tanks	6,274	7,399

Total segment operating income	64,527	28,218
Less general and administrative expenses	8,560	3,503

Total operating income	$55,967	$24,715

Revenues from Valero Energy by operating segment were as follows:

	Three Months Ended March 31,
	2006	2005
	(Thousands of Dollars)
Revenues:
Refined product terminals	$11,019	$9,790
Refined product pipelines	24,356	21,035
Crude oil pipelines	13,535	13,185
Crude oil storage tanks	11,761	11,331

Total revenues	$60,671	$55,341

Total assets by reportable segment were as follows:

	March 31, 2006	December 31, 2005
	(Thousands of Dollars)
Refined product terminals	$1,587,257	$1,701,782
Refined product pipelines	1,293,179	1,286,571
Crude oil pipelines	123,320	123,698
Crude oil storage tanks	202,991	204,580

Total segment assets	3,206,747	3,316,631
General partnership assets assets and other noncurrent assets)	116,433	50,361

Total consolidated assets	$3,323,180	$3,366,992

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Valero L.P. has no operations and its assets consist mainly of its investments in Valero Logistics, KSL and KPP. KPP is the majority owner of KPOP. Valero Logistics and KPOP are 100% indirectly owned by Valero L.P. Valero Logistics and KPOP own and operate pipelines, terminals and storage tanks and are issuers of publicly traded senior notes. The senior notes issued by Valero Logistics were and continue to be fully and unconditionally guaranteed by Valero L.P. In connection with the Kaneb Acquisition, effective July 1, 2005, Valero L.P. fully and unconditionally guaranteed the outstanding senior notes issued by KPOP. Additionally, effective July 1, 2005, both Valero Logistics and KPOP fully and unconditionally guaranteed the outstanding senior notes of the other. All guarantors are jointly and severally liable for performance under the terms of the guarantees.

As a result, the following condensed consolidating financial statements are being presented for the current year as an alternative to providing separate financial statements for Valero Logistics and KPOP. Condensed consolidating statements of income for the comparable periods of 2005 are not presented as we did not own Kaneb.

Condensed Consolidating Balance Sheet

March 31, 2006

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non- Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated
Assets
Current assets	$43	$165,827	$629,927	$131,330	$(675,898)	$251,229
Property and equipment, net	—	784,678	684,804	687,070	—	2,156,552
Goodwill	—	4,715	194,509	572,262	—	771,486
Investment in wholly owned subsidiaries	2,399,920	31,691	622,813	1,293,346	(4,347,770)	—
Equity investments	—	15,102	—	58,692	—	73,794
Other noncurrent assets, net	228	9,202	722	59,967	—	70,119

Total assets	$2,400,191	$1,011,215	$2,132,775	$2,802,667	$(5,023,668)	$3,323,180

Liabilities and Partners’ Equity
Current liabilities Current liabilities	$502,644	$36,687	$37,634	$243,674	$(675,898)	$144,741
Long-term debt, less current portion	—	601,039	550,154	36,469	—	1,187,662
Long-term payable to Valero Energy	—	—	—	5,851	—	5,851
Deferred income taxes	—	—	—	9,477	—	9,477
Other long-term liabilities	—	8,652	4,549	63,768	—	76,969
Total partners’ equity	1,897,547	364,837	1,540,438	2,443,428	(4,347,770)	1,898,480

Total liabilities and partners’ equity	$2,400,191	$1,011,215	$2,132,775	$2,802,667	$(5,023,668)	$3,323,180

(a)	Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2005

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non-Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated
Assets
Current assets	$44	$196,481	$622,669	$240,741	$(764,524)	$295,411
Property and equipment, net	—	783,945	694,374	681,894	—	2,160,213
Goodwill	—	4,715	193,127	569,745	—	767,587
Investment in wholly owned subsidiaries	2,403,969	16,920	603,474	1,273,313	(4,297,676)	—
Equity investments	—	15,087	—	58,899	—	73,986
Other noncurrent assets, net	228	8,677	771	60,119	—	69,795

Total assets	$2,404,241	$1,025,825	$2,114,415	$2,884,711	$(5,062,200)	$3,366,992

Liabilities and Partners’ Equity
Current liabilities Current liabilities	$502,194	$50,252	$40,341	$377,325	$(764,524)	$205,588
Long-term debt, less current portion	—	581,921	551,607	36,131	—	1,169,659
Long-term payable to Valero Energy	—	—	—	5,507	—	5,507
Deferred income taxes	—	—	—	13,576	—	13,576
Other long-term liabilities	—	4,821	2,124	64,938	—	71,883
Total partners’ equity	1,902,047	388,831	1,520,343	2,387,234	(4,297,676)	1,900,779

Total liabilities and partners’ equity	$2,404,241	$1,025,825	$2,114,415	$2,884,711	$(5,062,200)	$3,366,992

(a)	Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended March 31, 2006

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non-Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated
Revenues	$—	$60,683	$27,200	$186,371	$(250)	$274,004
Costs and expenses	450	33,398	19,729	164,710	(250)	218,037

Operating income	(450)	27,285	7,471	21,661	—	55,967
Equity earnings	39,901	301	19,339	21,213	(79,548)	1,206
Interest and other expense, net	—	(7,630)	(7,014)	(821)	—	(15,465)

Income from continuing operations before income tax expense	39,451	19,956	19,796	42,053	(79,548)	41,708
Income tax expense	—	—	—	2,119	—	2,119

Income from continuing operations	39,451	19,956	19,796	39,934	(79,548)	39,589
Income from discontinued operations	—	—	298	(436)	—	(138)

Net income	$39,451	$19,956	$20,094	$39,498	$(79,548)	$39,451

(a)	Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2006

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non-Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated
Cash flows from operating activities:
Net income	$39,451	$19,956	$20,094	$39,498	$(79,548)	$39,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	8,938	6,045	9,206	—	24,189
Equity income, net of distributions	4,049	(286)	(19,339)	(20,017)	35,593	—
Changes in operating assets and liabilities and other	(2,521)	(10,292)	(7,156)	13,381	—	(6,588)

Net cash provided by (used in) operating activities	40,979	18,316	(356)	42,068	(43,955)	57,052

Cash flows from investing activities:
Capital expenditures	—	(9,516)	(611)	(5,465)	—	(15,592)
Other acquisition	—	(12,827)	—	—	—	(12,827)
Proceeds from sale of assets	—	—	—	68,628	—	68,628
Other	(77)	(1,654)	4,211	(4,413)	1,659	(274)

Cash flows provided by (used in) investing activities	(77)	(23,997)	3,600	58,750	1,659	39,935

Cash flows from financing activities:
Distributions	(43,950)	(43,950)	—	(5)	43,955	(43,950)
Long-term borrowings	—	34,000	—	—	—	34,000
Long-term debt repayments	—	(11,480)	—	—	—	(11,480)
Net intercompany borrowings (repayments)	3,048	91,657	(3,031)	(91,674)	—	—
Other	—	(3,060)	(221)	667	(1,659)	(4,273)

Cash flows provided by (used in) financing activities	(40,902)	67,167	(3,252)	(91,012)	42,296	(25,703)

Effect of foreign exchange rate changes on cash	—	—	—	(1,905)	—	(1,905)
Net increase (decrease) in cash and cash equivalents	—	61,486	(8)	7,901	—	69,379
Cash and cash equivalents at the beginning of the period	10	1,590	114	34,340	—	36,054

Cash and cash equivalents at the end of the period	$10	$63,076	$106	$42,241	$—	$105,433

(a)	Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2005, Part I, Item 1A “Risk Factors” for a discussion of certain of those risks, uncertainties and assumptions.

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

Overview

Valero L.P. is a publicly traded Delaware limited partnership formed in 1999 engaged in the crude oil and refined product transportation, terminalling and storage business. Valero L.P. has terminal facilities in the United States, the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

We conduct our operations through our wholly owned subsidiaries, primarily Valero Logistics Operations, L.P. (Valero Logistics) and Kaneb Pipe Line Operating Partnership, L.P. (KPOP). Our operations are divided into four reportable business segments: refined product terminals, refined product pipelines, crude oil pipelines and crude oil storage tanks.

Refined Product Terminals. We own 57 terminals in the United States that provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids. We also own international terminal operations on the island of St. Eustatius, Netherlands Antilles, Point Tupper, Nova Scotia, in the United Kingdom, the Netherlands and in Nuevo Laredo, Mexico. We sold the eight terminals located in Australia and New Zealand on March 30, 2006.

Refined Product Pipelines. We own common carrier pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 6,389 miles, consisting of the Central West System which is connected to Valero Energy refineries and the East Pipeline and the North Pipeline which we acquired from Kaneb. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska.

Crude Oil Pipelines. We own 797 miles of crude oil pipelines which transport crude oil and other feedstocks, such as gas oil, from various points in Texas, Oklahoma, Kansas and Colorado to Valero Energy’s McKee, Three Rivers and Ardmore refineries as well as associated crude oil storage facilities in Texas and Oklahoma that are located along the crude oil pipelines. We also own 57 miles of crude oil pipeline in Illinois, which serves the ConocoPhillip’s Wood River refinery.

Crude Oil Storage Tanks. We own 60 crude oil and intermediate feedstock storage tanks and related assets that store and deliver crude oil to Valero Energy’s refineries in Benicia, Corpus Christi and Texas City.

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

Recent Developments

On January 15, 2006, UDS Logistics, LLC, an indirect, wholly owned subsidiary of Valero Energy, changed its name to Valero GP Holdings, LLC (Holdings). On January 25, 2006, Holdings formed Riverwalk Holdings, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary, and contributed its 21.4% limited partnership interest (both common and subordinated units) in Valero L.P. and its 99.9% limited partnership interest in Riverwalk Logistics, L.P. to the newly formed subsidiary.

On March 31, 2006, Holdings filed a registration statement on Form S-1 with the Securities and Exchange Commission for an initial public offering of approximately 37% of its units representing limited liability company interests. All units will be sold by subsidiaries of Valero Energy, which initially will retain an approximate 63% ownership interest in Holdings, the principal owner of our general partner interest and the general partner incentive distribution rights and the owner of 21.4% limited partner interest in us. In the registration statement, Valero Energy states its intention to further reduce and ultimately sell all of its interest in Holdings pending market conditions.

On March 30, 2006, we sold our Australia and New Zealand subsidiaries to ANZ Terminals Pty. Ltd., for total proceeds of $65.0 million, plus working capital. The proceeds will be used for working capital purposes, including paying down outstanding debt. This transaction included the sale of eight terminals with an aggregate storage capacity of 1.1 million barrels. Revenues and pre-tax income related to the Australia and New Zealand subsidiaries, were included in loss from discontinued operations, and totaled $5.0 million and $0.6 million, respectively, for the three months ended March 31, 2006.

We purchased a 23.77% interest in Capwood pipeline from Valero Energy for approximately $13.0 million, which was paid from borrowings under our existing revolving credit agreement. The Capwood pipeline is a 57-mile crude oil pipeline that extends from Patoka, Illinois to Wood River, Illinois. Plains All American Pipeline L.P., the operator of the Capwood pipeline, owns the remaining 76.23% interest. Our financial statements include the results of operations of our interest in the Capwood pipeline in the crude oil pipelines segment for the three months ended March 31, 2006.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data and Percentages)

	Three Months Ended March 31,		Change
	2006	2005
Statement of Income Data:
Revenues:
Services revenues	147,929	56,635	91,294
Product sales	126,075	—	126,075

Total revenues	274,004	56,635	217,369

Costs and expenses:
Cost of product sales	114,218	—	114,218
Operating expenses	71,070	19,685	51,385
General and administrative expenses	8,560	3,503	5,057
Depreciation and amortization	24,189	8,732	15,457

Total costs and expenses	218,037	31,920	186,117

Operating income	55,967	24,715	31,252
Equity income from joint ventures	1,206	378	828
Interest and other expenses, net	(15,465)	(5,829)	(9,636)

Income from continuing operations before income tax expense	41,708	19,264	22,444
Income tax expense	2,119	—	2,119

Income from continuing operations	39,589	19,264	20,325

Loss from discontinued operations	(138)	—	(138)

Net income	39,451	19,264	20,187
Less general partner’s interest and incentive distributions	(4,199)	(1,476)	(2,723)

Limited partners’ interest in net income	$35,252	$17,788	$17,464

Weighted-average units outstanding	46,809,749	23,041,394

Net income per unit applicable to limited partners:
Continuing operations	$0.75	$0.77	$(0.02)
Discontinued operations	—	—	—

Net income	$0.75	$0.77	$(0.02)

	March 31, 2006	December 31, 2005
Balance Sheet Data:
Long-term debt, including current portion	$1,188,228	$1,170,705	$17,523
Partners’ equity	1,898,480	1,900,779	(2,299)
Debt-to-capitalization ratio (a)	38.5%	38.1%	0.4%

(a)	Our debt-to-capitalization ratio is defined as our long-term debt, including current portion, divided by the sum of our long-term debt, including current portion, and partners’ equity.

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended March 31,		Change
	2006	2005
Refined Product Terminals:
Throughput (barrels/day)	252,275	253,531	(1,256)
Throughput revenues	$10,540	$9,937	$603
Storage lease revenues	59,533	—	59,533
Product sales (bunkering)	126,075	—	126,075

Total revenues	196,148	9,937	186,211
Cost of product sales	114,218	—	114,218
Operating expenses	43,979	4,497	39,482
Depreciation and amortization	10,906	1,859	9,047

Segment operating income	$27,045	$3,581	$23,464

Refined Product Pipelines:
Throughput (barrels/day)	700,969	443,993	256,976
Revenues	$52,046	$22,182	$29,864
Operating expenses	19,802	9,303	10,499
Depreciation and amortization	10,139	3,857	6,282

Segment operating income	$22,105	$9,022	$13,083

Crude Oil Pipelines:
Throughput (barrels/day)	427,675	381,086	46,589
Revenues	$14,049	$13,185	$864
Operating expenses	3,697	3,823	(126)
Depreciation and amortization	1,249	1,146	103

Segment operating income	$9,103	$8,216	$887

Crude Oil Storage Tanks:
Throughput (barrels/day)	513,073	505,643	7,430
Revenues	$11,761	$11,331	$430
Operating expenses	3,592	2,062	1,530
Depreciation and amortization	1,895	1,870	25

Segment operating income	$6,274	$7,399	$(1,125)

Consolidated Information:
Revenues	$274,004	$56,635	$217,369
Cost of product sales	114,218	—	114,218
Operating expenses	71,070	19,685	51,385
Depreciation and amortization	24,189	8,732	15,457

Segment operating income	64,527	28,218	36,309
General and administrative expenses	8,560	3,503	5,057

Consolidated operating income	$55,967	$24,715	$31,252

Highlights

Net income for the three months ended March 31, 2006 increased $20.2 million compared to the three months ended March 31, 2005 due to higher consolidated segmental operating income, partially offset by increased general and administrative expense, increased interest expense and increased income tax expense. All of these increases predominantly resulted from the Kaneb Acquisition.

Consolidated segmental operating income for the three months ended March 31, 2006 increased $36.3 million compared to the three months ended March 31, 2005, primarily due to a $23.5 million increase in operating income for the refined product terminals segment and a $13.1 million increase in operating income for the refined product pipelines segment. These increases relate primarily to the effect of the Kaneb Acquisition. Except for storage lease revenues and bunker fuel sales, operating income for our segments depends upon the level of throughputs moving through our assets. In addition to the Kaneb Acquisition, which impacted only the refined product terminals and refined product pipelines segments, all of our segments are affected by scheduled maintenance turnarounds or other operational issues at refineries that we serve.

Refined Product Terminals

Revenues increased by $186.2 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily due to the Kaneb Acquisition, which contributed $126.1 million of bunkering revenues and $59.5 million of storage lease revenues.

Cost of product sales totaled $114.2 million for the three months ended March 31, 2006. Cost of product sales reflects the cost of bunker fuel sold to marine vessels at our facilities at St. Eustatius, Netherlands Antilles and Point Tupper, Nova Scotia, which we acquired as part of the Kaneb Acquisition.

Operating expenses increased $39.5 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily due to the inclusion of operating expenses related to the assets acquired in the Kaneb Acquisition. Operating expenses further increased compared to the three months ended March 31, 2005, due to increased regulatory and maintenance expense mainly related to the assets acquired with the Kaneb Acquisition and increased internal overhead expense resulting from increased headcount.

Depreciation and amortization expense increased $9.0 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily due to an increase in our property and equipment related to the Kaneb Acquisition.

Refined Product Pipelines

Revenues increased by $29.9 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily due to the Kaneb Acquisition, which increased throughputs by 218,394 barrels per day, resulting in additional revenues of $27.2 million. Revenues also increased due to the expansion of a refined product pipeline in South Texas, which commenced operations on the Edinburg to Harlingen segment in October 2005, and the Harlingen to Brownsville segment in March 2006. In addition, revenues increased due to increased volumes in the Dos Laredos pipeline system.

Operating expenses increased by $10.5 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily due to the inclusion of operating expenses of $11.2 million related to the assets acquired in the Kaneb Acquisition. Partially offsetting the increase in operating expenses was a decrease in power costs due to our power optimization program and decreased environmental expenses.

Depreciation and amortization expense increased by $6.3 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to increases in our property and equipment related to the Kaneb Acquisition.

Crude Oil Pipelines

Revenues increased by $0.9 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily from our purchase of the Capwood pipeline, which increased throughputs by 45,859 barrels per day, resulting in additional revenues of $0.5 million. Revenues also increased on the Ringgold to Wasson crude oil pipeline, despite lower overall throughputs to the Ardmore refinery, as throughputs increased in this higher tariff rate pipeline.

Crude Oil Storage Tanks

Revenues increased by $0.4 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily due to increased throughput in our Corpus Christi crude oil storage tanks.

Operating expenses increased by $1.5 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, due to higher maintenance expense on the Corpus Christi and Texas City crude oil storage tanks.

General

General and administrative expenses increased by $5.1 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily due to increased headcount as a result of the Kaneb Acquisition.

Interest expense increased by $9.9 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, due to higher average debt balances resulting from debt assumed in the Kaneb Acquisition and debt incurred to fund the Kaneb Acquisition combined with higher interest rates in 2006.

Income tax expense was $2.1 million for the three months ended March 31, 2006, all of which related to certain operations acquired in the Kaneb Acquisition that are conducted through separate taxable wholly owned corporate subsidiaries.

Outlook

We expect certain refineries that we serve to experience increased turnaround activity in the second and third quarters of 2006. We expect this increased level of turnaround activity to negatively impact our earnings by approximately $3.6 million. Despite the turnaround activity in the third quarter, we expect overall earnings for the second half of 2006 to increase compared to the first half of the year primarily due to increases in pipeline tariffs, which go into effect on July 1, 2006, and higher throughput volumes from our strategic growth projects.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary cash requirements are for distributions to partners, debt service, reliability and expansion capital expenditures, acquisitions and normal operating expenses. We have typically generated sufficient cash from our current operations to fund day-to-day operating and general and administrative expenses, reliability capital expenditures and distribution requirements. We also have available borrowing capacity under our existing revolving credit facility and, to the extent necessary, may raise additional funds through equity or debt offerings under our $750 million universal shelf registration statement to fund strategic capital expenditures or other cash requirements not funded from operations. However, there can be no assurance regarding the availability of any additional funds or whether such additional funds can be obtained on terms acceptable to us.

Cash Flows for the Three Months Ended March 31, 2006 and 2005

Net cash provided by operating activities for the three months ended March 31, 2006 was $57.1 million compared to $15.3 million for the three months ended March 31, 2005. The increase in cash generated from operating activities is primarily due to higher net income and depreciation expense resulting from the Kaneb Acquisition.

Net cash provided by operating activities for the three months ended March 31, 2006, combined with available cash on hand, was used to fund distributions to unitholders and the general partner in the amount of $44.0 million. The proceeds from long-term debt borrowings totaling $34.0 million were used to fund the purchase of the Capwood pipeline and capital expenditures. The proceeds from the sale of the Australia and New Zealand subsidiaries totaling $68.6 million increased our cash balance as of March 31, 2006.

Net cash provided by operating activities for the three months ended March 31, 2005 was $15.3 million. The net cash provided by operations, combined with available cash on hand, was used primarily to fund distributions to unitholders and the general partner in the amount of $19.9 million. Additionally, we used cash from those sources in combination with long-term debt borrowings totaling $4.0 million to fund $4.3 million of capital expenditures and pre-acquisition costs associated with the Kaneb Acquisition totaling $2.0 million.

Partners’ Equity

Cash Distributions. On January 27, 2006, we declared a quarterly cash distribution of $0.855 per unit paid on February 14, 2006 to unitholders of record on February 7, 2006, which totaled $44.0 million. On April 18, 2006, we declared a quarterly cash distribution of $0.885 per unit to be paid on May 12, 2006 to unitholders of record on May 5, 2006, which totaled $45.8 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2006	2005
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$916	$399
General partner incentive distribution	3,480	1,112

Total general partner distribution	4,396	1,511
Limited partners’ distribution	41,427	18,433

Total cash distributions	$45,823	$19,944

Cash distributions per unit applicable to limited partners	$0.885	$0.800

Subordinated Units. We satisfied all the conditions included in our partnership agreement for the subordination period to end. Accordingly, the subordination period ended effective April 1, 2006 and all 9,599,322 subordinated units converted into common units on a one-for-one basis on May 8, 2006, the first business day after the record date for the distribution related to the first quarter earnings of 2006. Riverwalk Holdings, LLC held the 9,599,322 subordinated units at the time of conversion.

Capital Requirements

The petroleum pipeline and terminalling industry is capital-intensive, requiring significant investments to maintain, upgrade or enhance existing operations and to comply with environmental and safety laws and regulations.

Our capital expenditures consist primarily of:

•	reliability capital expenditures, such as those required to maintain equipment reliability and safety and to address environmental and safety regulations; and

•	expansion capital expenditures, such as those to expand and upgrade pipeline capacity and to construct new pipelines, terminals and storage tanks. In addition, expansion capital expenditures may include acquisitions of pipelines, terminals, storage tank assets, or other logistic assets.

During the three months ended March 31, 2006, we incurred reliability capital expenditures of $6.2 million primarily related to the upgrade and enhancement of the assets acquired with the Kaneb Acquisition. Expansion capital expenditures of $9.4 million during the three months ended March 31, 2006 were primarily related to the pipeline project to construct approximately 110 miles of new pipeline in the northeastern Mexico and South Texas regions, which we expect to complete by July 1, 2006.

For 2006, we expect to incur approximately $136.0 million of capital expenditures, including $47.0 million for reliability capital projects and $89.0 million for expansion capital projects. We continuously evaluate our capital forecast and make changes as economic conditions warrant. If conditions warrant, our actual capital expenditures for 2006 may exceed the forecasted amounts. We believe cash generated from operations combined with other sources of liquidity previously described will be sufficient to fund our capital expenditures in 2006.

Other Contingencies

We are subject to certain loss contingencies, the outcome of which could have an effect on our cash flows. Specifically, we may be required to make substantial payments to the U.S. Department of Justice for certain remediation costs as further disclosed in Note 5 of Condensed Notes to Consolidated Financial Statements.

Long-Term Contractual Obligations

$400 Million Revolving Credit Agreement. During the three months ended March 31, 2006, we borrowed $34.0 million under our $400 million 2005 revolving credit agreement (the 2005 Revolving Credit Agreement) to fund the purchase of the Capwood pipeline and our capital expenditures. Additionally, we repaid $11.0 million during the three months ended March 31, 2006. The 2005 Revolving Credit Agreement bears interest based on either an alternative base rate or LIBOR, which was 5.5% as of March 31, 2006. As of March 31, 2006, we had $372.1 million available for borrowing under our 2005 Revolving Credit Agreement.

Interest Rate Swaps. As of March 31, 2006, the weighted-average interest rate for our interest rate swaps was 7.1%. As of March 31, 2006 and December 31, 2005, the aggregate estimated fair value of the interest rate swaps included in other long-term liabilities in our consolidated balance sheets was $7.9 million and $4.0 million, respectively.

Other

In Holding’s registration statement on Form S-1, Valero Energy stated its intention to ultimately sell of its interest in Holdings pending market conditions. If Valero Energy ultimately sells all of its interests in Holdings, it will no longer own our general partner, which would trigger certain requirements in our debt instruments. As a result, we took the following actions:

•	On April 19, 2006, Valero Logistics commenced a consent solicitation from the holders of its $100.0 million 6.875% senior notes due 2012 and its $250.0 million 6.05% senior notes due 2013 in order to amend the change of control covenant requiring that Valero Energy or an investment grade entity own 51% of our general partner interests as set forth in the indenture governing the notes of both such series. Holders of record as of April 18, 2006 who consent to the proposed amendment will receive $5.00 per $1,000 principal amount with respect to 6.05% Senior Notes and $2.50 per $1,000 principal amount with respect to the 6.875% senior notes. The consent solicitation will expire on May 10, 2006, unless further extended.

•	In May 2006, we initiated discussions to amend the 2005 Revolving Credit Agreement, the $525 Term Loan Agreement and the UK Term Loan in order to eliminate the change in control provision requiring Valero Energy to own at least a majority of the outstanding equity interests in our general partner.

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

	March 31, 2006
	Expected Maturity Dates
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$566	$611	$660	$713	$37,239	$854,881	$894,670	$926,685
Average interest rate	8.0%	8.0%	8.0%	8.0%	6.7%	6.6%	6.6%
Variable rate	$—	$—	$—	$—	$252,000	$—	$252,000	$252,000
Average interest rate	—	—	—	—	5.6%	—	5.6%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(7,910)
Average pay rate	7.1%	7.0%	7.0%	7.0%	7.1%	7.1%	7.1%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%

	December 31, 2005
	Expected Maturity Dates
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$1,046	$611	$660	$713	$36,901	$854,881	$894,812	$954,039
Average interest rate	8.0%	8.0%	8.0%	8.0%	6.7%	6.6%	6.6%
Variable rate	$—	$—	$—	$—	$229,000	$—	$229,000	$229,000
Average interest rate	—	—	—	—	5.2%	—	5.2%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(4,002)
Average pay rate	6.6%	6.6%	6.6%	6.6%	6.7%	6.6%	6.6%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of the principal executive officer and principal financial officer of Valero GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2006.

(b)	Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Port of Vancouver Matter. We own a chemical and refined products terminal on property owned by the Port of Vancouver, and we lease the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate groundwater contamination by the terminal’s previous owner and operator originating from the terminal. Investigation and remediation at the terminal are ongoing, in compliance with the Agreed Order. In April 2006, the Washington Department of Ecology commented on our site investigation work plan and asserted that the groundwater contamination at the terminal was commingled with a groundwater contamination plume under other property owned by the Port of Vancouver. We dispute this assertion. No lawsuits have been filed against us in this matter, and our liability for any portion of total future remediation costs of the commingled plume is not reasonably estimable at this time. Factors that could affect estimated remediation costs include whether Kaneb will be found to have ultimate responsibility for some portion of the commingled plume, the Port of Vancouver’s contribution to the remediation effort and the amount the Port of Vancouver actually receives from other potentially responsible parties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. The following table discloses purchases of Valero L.P.’s common units made by Valero GP, LLC for the periods shown below.

Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 2006	0	n/a	n/a	n/a
February 2006	22,000	$51.22	n/a	n/a
March 2006	10,000	$50.63	n/a	n/a

Total	32,000	$51.03	n/a	n/a

(1)	The units reported in this column represent purchases that were settled in the first quarter of 2006 relating to Valero GP, LLC’s purchases of Valero L.P. units in open-market transactions to meet its obligations under Valero GP, LLC employee benefit plans. None of the reported units were purchased through any publicly announced unit purchase plan or program.

Item 6. Exhibits

*Exhibit 10.01	Third Amended and Restated Services Agreement among Diamond Shamrock Refining and Marketing Company, Valero Corporate Services Company, Valero L.P., Valero Logistics Operations, L.P., Riverwalk Logistics, L.P. and Valero GP, LLC, dated as of January 1, 2006

*Exhibit 10.02	Memorandum of Understanding Regarding Office Lease Agreement between Valero Corporate Services Company as Landlord, and Valero Logistics Operations L.P. as Tenant, effective as of January 1, 2006.

*Exhibit 12.01	Statement of Computation of Ratio of Earnings to Fixed Charges

*Exhibit 31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)

*Exhibit 32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERO L.P.
(Registrant)

By:	Riverwalk Logistics, L.P., its general partner
By: Valero GP, LLC, its general partner

By:	/s/ Curtis V. Anastasio
Curtis V. Anastasio
President and Chief Executive Officer
May 9, 2006

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
May 9, 2006

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
May 9, 2006