Form 10-Q
period 2006-06-30
VALERO L P
filed 2006-08-08
CIK 1110805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of common units outstanding as of August 1, 2006 was 46,809,749.

VALERO L.P. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,540	$36,054
Receivable from Valero Energy	20,559	21,873
Accounts receivable, net of allowance for doubtful accounts of $1,460 and $1,976 as of June 30, 2006 and December 31, 2005, respectively	81,661	110,066
Inventories	18,543	17,473
Other current assets	27,753	30,138
Assets of businesses held for sale	—	79,807

Total current assets	201,056	295,411

Property and equipment, at cost	2,469,183	2,417,529
Accumulated depreciation and amortization	(302,627)	(257,316)

Property and equipment, net	2,166,556	2,160,213
Intangible assets, net	56,790	59,159
Goodwill	774,966	767,587
Investment in joint ventures	74,602	73,986
Deferred charges and other assets, net	21,248	10,636

Total assets	$3,295,218	$3,366,992

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$566	$1,046
Payable to Valero Energy	10,877	12,800
Accounts payable	63,499	104,320
Accrued interest payable	16,777	16,391
Accrued liabilities	36,084	46,917
Taxes other than income taxes	10,088	9,013
Income taxes payable	3,371	4,001
Liabilities of businesses held for sale	—	11,100

Total current liabilities	141,262	205,588

Long-term debt, less current portion	1,158,916	1,169,659
Long-term payable to Valero Energy	5,792	5,507
Deferred income taxes	21,653	13,576
Other long-term liabilities	76,503	71,883
Commitments and contingencies (Note 6)

Partners’ equity:
Common units (46,809,749 and 37,210,427 outstanding as of June 30, 2006 and December 31, 2005, respectively)	1,844,449	1,749,007
Subordinated units (0 and 9,599,322 outstanding as of June 30, 2006 and December 31, 2005, respectively)	—	114,127
General partner’s equity	38,845	38,913
Accumulated other comprehensive income (loss)	7,798	(1,268)

Total partners’ equity	1,891,092	1,900,779

Total liabilities and partners’ equity	$3,295,218	$3,366,992

See Condensed Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Services revenues:
Third parties	$87,676	$952	$174,934	$2,246
Valero Energy	64,418	57,354	125,089	112,695

Total services revenues	152,094	58,306	300,023	114,941
Product sales	127,874	—	253,949	—

Total revenues	279,968	58,306	553,972	114,941

Costs and expenses:
Cost of product sales	118,283	—	232,501	—
Operating expenses:
Third parties	55,802	13,025	106,415	24,669
Valero Energy	23,353	8,620	43,810	16,661

Total operating expenses	79,155	21,645	150,225	41,330
General and administrative expenses:
Third parties	3,271	518	6,131	1,264
Valero Energy	7,104	3,043	12,804	5,800

Total general and administrative expenses	10,375	3,561	18,935	7,064
Depreciation and amortization expense	24,839	8,791	49,028	17,523

Total costs and expenses	232,652	33,997	450,689	65,917

Operating income	47,316	24,309	103,283	49,024
Equity earnings in joint ventures	1,844	421	3,050	799
Interest and other expenses, net	(16,876)	(5,878)	(32,341)	(11,707)

Income from continuing operations before income tax expense	32,284	18,852	73,992	38,116
Income tax expense	492	—	2,611	—

Income from continuing operations	31,792	18,852	71,381	38,116

Loss from discontinued operations	(239)	—	(377)	—

Net income	31,553	18,852	71,004	38,116
Less general partner’s interest and incentive distributions	(4,041)	(1,847)	(8,240)	(3,323)

Limited partners’ interest in net income	$27,512	$17,005	$62,764	$34,793

Weighted average number of basic and diluted units outstanding	46,809,749	23,041,394	46,809,749	23,041,394

Income (loss) per unit applicable to limited partners:
Continuing operations	$0.60	$0.74	$1.35	$1.51
Discontinued operations	(0.01)	—	(0.01)	—

Net income	$0.59	$0.74	$1.34	$1.51

Cash distributions per unit applicable to limited partners	$0.885	$0.855	$1.770	$1.655

See Condensed Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$71,004	$38,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,028	17,523
Equity income from joint ventures	(3,137)	(799)
Distributions from joint ventures	2,561	113
Changes in operating assets and liabilities:
Decrease (increase) in receivable from Valero Energy	1,599	(471)
Decrease in accounts receivable	30,364	1,002
Increase in inventories	(1,299)	—
Increase in other current assets	(443)	(416)
(Decrease) increase in payable to Valero Energy	(1,923)	370
Increase in accrued interest payable	364	106
Decrease in accounts payable and other accrued liabilities	(38,445)	(529)
Increase (decrease) in taxes other than income taxes	1,289	(1,275)
Other, net	(3,579)	76

Net cash provided by operating activities	107,383	53,816

Cash Flows from Investing Activities:
Reliability capital expenditures	(15,156)	(3,893)
Strategic growth capital expenditures	(27,701)	(10,651)
Pre-acquisition costs – Kaneb	—	(3,453)
Other acquisition	(12,827)	—
Investment in other noncurrent assets	(8,066)	—
Proceeds from sale of Australia and New Zealand subsidiaries	70,078	—
Proceeds from insurance settlement	3,661	—
Other	912	—

Net cash provided by (used in) investing activities	10,901	(17,997)

Cash Flows from Financing Activities:
Long-term debt borrowings	34,000	10,000
Long-term debt repayments	(38,480)	(466)
Decrease in cash book overdrafts	(6,894)	—
Distributions to unitholders and general partner	(89,773)	(39,888)
Other	(359)	—

Net cash used in financing activities	(101,506)	(30,354)

Effect of foreign exchange rate changes on cash	(292)	—

Net increase in cash and cash equivalents	16,486	5,465
Cash and cash equivalents at the beginning of the period	36,054	16,147

Cash and cash equivalents at the end of the period	$52,540	$21,612

Supplemental cash flow information:
Cash paid during the period for interest	$36,854	$12,194

Cash paid during the period for income taxes	$2,735	$—

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2006 and 2005 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Our operations are managed by Valero GP, LLC. Valero GP, LLC is the general partner of Riverwalk Logistics, L.P., which is the 2% general partner of Valero L.P. As of June 30, 2006, Valero GP, LLC and Riverwalk Logistics, L.P. were indirect wholly owned subsidiaries of Valero Energy Corporation (Valero Energy).

Other

UDS Logistics, LLC, an indirect, wholly owned subsidiary of Valero Energy, owned 21.4% of our limited partner interests as of December 31, 2005. On January 15, 2006, UDS Logistics, LLC, changed its name to Valero GP Holdings, LLC (Holdings). On January 25, 2006, Holdings contributed its 21.4% limited partnership interest (both common and subordinated units) in us and its 99.9% limited partnership interest in Riverwalk Logistics, L.P. to Riverwalk Holdings, LLC in exchange for 100% of the outstanding member interests in Riverwalk Holdings, LLC. In addition, Valero Energy contributed its ownership interest in Valero GP, LLC to Holdings on June 1, 2006 in exchange for additional ownership interest in Holdings. As a result, Valero GP, LLC, Riverwalk Holdings, LLC, and Riverwalk Logistics, L.P. are wholly owned subsidiaries of Holdings.

On July 19, 2006, Holdings completed its initial public offering of 17.25 million units representing limited liability company interests at $22.00 per unit. All of these units were sold by subsidiaries of Valero Energy. As a result, Holdings did not receive any proceeds from this offering. Valero Energy retains an approximate 59% ownership interest in Holdings, but has stated its intention to further reduce and ultimately sell all of its interest in Holdings, pending market conditions.

New Accounting Pronouncements

FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,”

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

by defining a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. An enterprise recognizes a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. An uncertain tax position is measured in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is not expected to affect our financial position or results of operations.

EITF Issue No. 06-3

In June 2006, the FASB ratified its consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF No. 06-3). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include sales, use, value added, and some excise taxes. These taxes should be presented on either a gross or a net basis, and if reported on a gross basis, a company should disclose amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance in EITF No. 06-3 is effective for all periods beginning after December 15, 2006 and is not expected to significantly affect our financial position or results of operations.

2. ACQUISITIONS

Capwood Pipeline

Effective January 1, 2006, we purchased a 23.77% interest in Capwood pipeline from Valero Energy for $12.8 million, which was paid from borrowings under our existing revolving credit agreement. The Capwood pipeline is a 57-mile crude oil pipeline that extends from Patoka, Illinois to Wood River, Illinois. Plains All American Pipeline L.P., the operator of the Capwood pipeline, owns the remaining 76.23% interest. Our financial statements include the results of operations of our interest in the Capwood pipeline in the crude oil pipelines segment for the three and six months ended June 30, 2006.

Kaneb Acquisition

On July 1, 2005, we completed our acquisition (the Kaneb Acquisition) of Kaneb Services LLC (KSL) and Kaneb Pipe Line Partners, L.P. (KPP, and, together with KSL, Kaneb).

The Kaneb Acquisition was accounted for using the purchase method. The purchase price and the final purchase price allocation as of June 30, 2006 were as follows (in thousands):

Cash paid for the outstanding equity securities of KSL	$509,307
Value of Valero L.P.’s common units issued in exchange for KPP common units	1,451,249
Transaction costs	9,505
Fair value of long-term debt assumed	779,707
Fair value of other liabilities assumed	180,389

Total	$2,930,157

Current assets	$605,721
Property and equipment	1,429,652
Goodwill	770,252
Intangible assets	58,900
Other noncurrent assets	65,632

Total	$2,930,157

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The condensed statements of income include the results of operations of the Kaneb Acquisition commencing on July 1, 2005. As a result, information for the three and six months ended June 30, 2006 presented below represents actual results of operations. The unaudited pro forma financial information for the three and six months ended June 30, 2005 includes the historical financial information of Kaneb and the Partnership for the period indicated. This financial information assumes the following:

•	we completed the Kaneb Acquisition on January 1, 2005;

•	we borrowed $525.0 million to purchase all of the outstanding equity securities of KSL,

•	we issued approximately 23.8 million common units in exchange for all of the outstanding common units of KPP,

•	we received a contribution from our general partner of $29.2 million to maintain its 2% interest; and

•	the results of operations of Martin Oil LLC (a marketing subsidiary of KSL), our Australia and New Zealand subsidiaries, and certain assets we divested in conjunction with the Kaneb Acquisition (Held Separate Businesses), are reported as discontinued operations.

The unaudited pro forma information is not necessarily indicative of the results of future operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$279,968	$242,014	$553,972	$461,046
Operating income (loss)	47,316	(20,248)	103,283	25,677
Income (loss) from continuing operations	31,792	(18,868)	71,381	13,525
Income (loss) from discontinued operations	(239)	2,667	(377)	6,455

Net income (loss)	$31,553	$(16,201)	$71,004	$19,980

Income (loss) per unit applicable to limited partners:
Continuing operations	$0.60	$(0.46)	$1.35	$0.15
Discontinued operations	(0.01)	0.06	(0.01)	0.14

Net income (loss)	$0.59	$(0.40)	$1.34	$0.29

3. DISPOSITIONS

Sale of Australia and New Zealand subsidiaries

On March 30, 2006, we sold our Australia and New Zealand subsidiaries to ANZ Terminals Pty. Ltd., for total proceeds of $70.1 million. The proceeds were used for working capital purposes, including paying down outstanding debt. This transaction included the sale of eight terminals with an aggregate storage capacity of 1.1 million barrels. For the six months ended June 30, 2006, revenues and pre-tax income related to the Australia and New Zealand subsidiaries included in loss from discontinued operations totaled $5.0 million and $0.6 million, respectively. For the three months ended June 30, 2006, the loss from discontinued operations was related to the sale of our Held Separate Businesses.

4. PRODUCT IMBALANCES

Product imbalances occur when customers deliver more or less refined product volumes into our pipelines than they are entitled to receive. We value assets and liabilities related to product imbalances at current market prices. Included in other current assets on the consolidated balance sheets are $17.5 million and $20.0 million of product imbalance assets as of June 30, 2006 and December 31, 2005, respectively. Included in accrued liabilities on the consolidated balance sheets are $14.9 million and $17.5 million of product imbalance liabilities as of June 30, 2006 and December 31, 2005, respectively.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. LONG-TERM DEBT

Credit Agreement Amendments

On June 6, 2006, we completed certain amendments to our $525 million term loan agreement ($525 Million Term Loan Agreement) and our $400 million revolving credit agreement (the $400 Million Revolving Credit Agreement). Both agreements were amended to (i) eliminate the provision that the failure of Valero Energy to own or control our general partner constitutes a “change of control;” (ii) extend the maturities of the agreements to 2011; (iii) include certain material construction projects in the definition of “Consolidated EBITDA;” and (iv) eliminate the requirement that we maintain a minimum consolidated interest coverage ratio. Additionally, the amendments reduced the applicable margin on LIBOR loans, which vary depending upon our credit rating. The term loan agreement of our UK subsidiary (the UK Term Loan) was also amended to (i) extend its maturity to 2011; (ii) include certain material construction projects in the definition of “Consolidated EBITDA;” and (iii) eliminate the requirement that we maintain a minimum consolidated interest coverage ratio.

Our $525 Million Term Loan Agreement, $400 Million Revolving Credit Agreement and UK Term Loan all require that we maintain certain financial ratios and include other restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exist or would result from the distribution. Our management believes that we are in compliance with all of these ratios and covenants as of June 30, 2006.

$400 Million Revolving Credit Agreement

During the six months ended June 30, 2006, we borrowed $34.0 million under our $400 Million Revolving Credit Agreement to fund the purchase of the Capwood pipeline and a portion of our capital expenditures. Additionally, we repaid $38.0 million during the six months ended June 30, 2006. The $400 Million Revolving Credit Agreement bears interest based on either an alternative base rate or LIBOR. As of June 30, 2006, we had $399.1 million available for borrowing under our $400 Million Revolving Credit Agreement.

Interest Rate Swaps

As of June 30, 2006, the weighted-average interest rate for our interest rate swaps was 7.4%. As of June 30, 2006 and December 31, 2005, the aggregate estimated fair value of the interest rate swaps included in other long-term liabilities in our consolidated balance sheets was $10.6 million and $4.0 million, respectively.

6. COMMITMENTS AND CONTINGENCIES

Litigation and Environmental Matters

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending ourselves in legal matters are expensed as incurred. As of June 30, 2006, we have recorded $5.2 million of accruals related to settled matters. As of June 30, 2006, we have recorded accruals for contingent losses totaling $48.2 million. The actual payment of any amounts accrued and the timing of any such payments ultimately made is uncertain. We believe that should we be unable to successfully defend ourselves in any of these unsettled matters, the ultimate payment of any or all of the amounts reserved would not have a material adverse effect on our financial position or liquidity. However, if any actual losses ultimately exceed the amounts accrued, there could be a material adverse effect on our results of operations.

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

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Port of Vancouver Matter. We own a chemical and refined products terminal on property owned by the Port of Vancouver, and we lease the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate groundwater contamination by the terminal’s previous owner and operator originating from the terminal. Investigation and remediation at the terminal are ongoing, in compliance with the Agreed Order. In April 2006, the Washington Department of Ecology commented on our site investigation work plan and asserted that the groundwater contamination at the terminal was commingled with a groundwater contamination plume under other property owned by the Port of Vancouver. We dispute this assertion. No lawsuits have been filed against us in this matter, and we have not made any payments toward remediation of the allegedly commingled plume. Factors that could affect estimated remediation costs include whether Kaneb will be found to have ultimate responsibility for some portion of the allegedly commingled plume, the Port of Vancouver’s contribution to the remediation effort and the amount the Port of Vancouver actually receives from other potentially responsible parties.

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

Other

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

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commitments

On April 13, 2006, we entered into an agreement to purchase three 30,000 barrel and two 52,000 barrel tank barges over the next two years. The contract price is $34.1 million, which is subject to adjustment based on the actual cost incurred for the steel.

7. RELATED PARTY TRANSACTIONS

We have related party transactions with Valero Energy for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, which are comparable to the fees charged to third parties for similar services. In addition, we reimburse Valero Energy for the actual costs of Valero Energy employees working solely on our behalf and for charges incurred on our behalf.

Additionally, Valero Energy charges us an administrative service fee for certain administrative functions, primarily information systems support, ad valorem taxes, risk management, and human resources administration. If we cease to obtain such administrative services from Valero Energy, our results of operations may be adversely impacted.

The receivable from Valero Energy as of June 30, 2006 and December 31, 2005 represents amounts due for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, and the payable to Valero Energy primarily represents amounts due for employee costs and the administrative service fee.

The following table summarizes information pertaining to transactions with Valero Energy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands of Dollars)
Revenues	$64,418	$57,354	$125,089	$112,695
Operating expenses	23,353	8,620	43,810	16,661
General and administrative expenses	7,104	3,043	12,804	5,800

Our share of allocated Valero Energy employee benefit plan expenses, excluding compensation expense related to restricted common units and unit options, was $8.8 million and $3.3 million for the three months ended June 30, 2006 and 2005, respectively, and was $16.6 million and $6.2 million for the six months ended June 30, 2006 and 2005, respectively. These employee benefit plan expenses and the related payroll costs are included in operating expenses and general and administrative expenses.

Services Agreement

For the three and six months ended June 30, 2006, Valero Energy charged us $0.4 million and $0.9 million, respectively, for administrative services. Effective July 1, 2005, the services agreement was amended (the 2005 Services Agreement) to account for our significant growth following the closing of the Kaneb Acquisition resulting in an increase in the administrative fee to $13.8 million for the first year from July 1, 2005 to June 30, 2006.

Effective January 1, 2006, we amended the 2005 Services Agreement (the 2006 Services Agreement) to reflect that Valero GP, LLC directly perform many of the services previously provided by Valero Energy under the 2005 Services Agreement, primarily consisting of information systems, legal, corporate development and health, safety and environmental functions. The Valero Energy employees who had previously performed these services became employees of Valero GP, LLC, and their costs are now directly charged to us. Accordingly, the annual fee charged to us by Valero Energy for administrative services was reduced from $13.8 million to approximately $1.9 million per year. This annual fee will increase to approximately $2.9 million and $3.4 million in 2007 and 2008, respectively. The annual fee will remain at approximately $3.4 million through the term of the agreement. In addition, each annual fee will be subject to adjustments to account for Valero Energy’s annual salary increase. Subject to approval by our Conflicts Committee, the amounts may also be adjusted for changed service levels.

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

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2006 Omnibus Agreement

On March 31, 2006, Valero L.P. entered into an amended and restated omnibus agreement (the 2006 Omnibus Agreement) with Valero Energy, Valero GP, LLC, Riverwalk Logistics, L.P., and Valero Logistics. The 2006 Omnibus Agreement amended certain definitions and other provisions in the April 16, 2001 omnibus agreement, which it supersedes, to clarify the parties’ intent as to the Valero Energy ownership requirements for the application of the business restrictions described below.

Under the 2006 Omnibus Agreement, Valero Energy has agreed, and will cause its controlled affiliates to agree, for so long as Valero Energy owns 20% or more of us or our general partner, not to engage in the business of transporting crude oil and other feedstocks or refined products, including petrochemicals, or operating crude oil storage facilities or refined product terminalling assets in the United States. This restriction does not apply to:

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

Also under the 2006 Omnibus Agreement, Valero Energy has agreed to indemnify us for environmental liabilities related to the assets transferred to us in connection with our initial public offering in 2001, provided that such liabilities arose prior to and are discovered within ten years after that date (excluding liabilities resulting from a change in law after April 16, 2001).

8. PARTNERS’ EQUITY

Outstanding Equity

We have identified our general partner interest and subordinated units as participating securities and we use the two-class method when calculating “income per unit applicable to limited partners,” which is based on the weighted-average number of common and subordinated units outstanding during the period. Income per unit applicable to limited partners is computed by taking income less the general partner’s 2% interest and incentive distributions, divided by the weighted-average number of limited partnership units outstanding. Basic and diluted net income per unit applicable to limited partners is the same because we have no potentially dilutive securities outstanding.

Cash Distributions

On April 18, 2006, we declared a quarterly cash distribution of $0.885 per unit paid on May 12, 2006 to unitholders of record on May 5, 2006, which totaled $45.8 million. On July 19, 2006, we declared a quarterly cash distribution of $0.885 per unit to be paid on August 14, 2006 to unitholders of record on August 7, 2006, which totaled $45.8 million.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands of Dollars)
General partner interest	$916	$433	$1,832	$832
General partner incentive distribution	3,480	1,501	6,960	2,613

Total general partner distribution	4,396	1,934	8,792	3,445
Limited partners’ distribution	41,427	19,700	82,854	38,133

Total cash distributions	$45,823	$21,634	$91,646	$41,578

Cash distributions per unit applicable to limited partners	$0.885	$0.855	$1.770	$1.655

Subordinated Units

Effective April 1, 2006, we satisfied all the conditions included in our partnership agreement for the subordination period to end. Accordingly, all 9,599,322 subordinated units converted into common units on a one-for-one basis on May 8, 2006, the first business day after the record date for the distribution related to the first quarter earnings of 2006. Riverwalk Holdings, LLC held the 9,599,322 subordinated units at the time of conversion.

Comprehensive Income

For the three and six months ended June 30, 2006, the difference between our net income and our comprehensive income resulted from foreign currency translation adjustments. Our total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands of Dollars)
Net income	$31,553	$18,852	$71,004	$38,116
Foreign currency translation adjustment	6,865	—	9,066	—

Comprehensive income	$38,418	$18,852	$80,070	$38,116

9. SEGMENT INFORMATION

Our reportable segments consist of refined product terminals, refined product pipelines, crude oil pipelines and crude oil storage tanks. The operations related to the Kaneb Acquisition on July 1, 2005 principally involve transporting refined petroleum products and fertilizer as a common carrier, the storage of petroleum products, specialty chemicals, and other liquids. In addition, we also deliver and sell bunker fuel at St. Eustatius in the Caribbean and Point Tupper in Nova Scotia, Canada. The results of Kaneb’s transportation operations are included in our refined product pipelines segment. The results of Kaneb’s storage and bunker fuel operations are included in our refined product terminals segment.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands of Dollars)
Revenues:
Refined product terminals	$201,243	$11,484	$397,391	$21,421
Refined product pipelines	52,201	22,678	104,247	44,860
Crude oil pipelines	14,868	12,375	28,917	25,560
Crude oil storage tanks	11,656	11,769	23,417	23,100

Total revenues	$279,968	$58,306	$553,972	$114,941

Operating income:
Refined product terminals	$21,827	$3,899	$48,872	$7,480
Refined product pipelines	17,862	9,222	39,967	18,244
Crude oil pipelines	9,295	7,033	18,398	15,249
Crude oil storage tanks	8,707	7,716	14,981	15,115

Total segment operating income	$57,691	$27,870	$122,218	$56,088
Less general and administrative expenses	10,375	3,561	18,935	7,064

Total operating income	$47,316	$24,309	$103,283	$49,024

Revenues from Valero Energy by reportable segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands of Dollars)
Revenues:
Refined product terminals	$13,435	$11,376	$24,454	$21,166
Refined product pipelines	24,987	21,834	49,343	42,869
Crude oil pipelines	14,340	12,375	27,875	25,560
Crude oil storage tanks	11,656	11,769	23,417	23,100

Total revenues	$64,418	$57,354	$125,089	$112,695

Total assets by reportable segment were as follows:

	June 30, 2006	December 31, 2005
	(Thousands of Dollars)
Refined product terminals	$1,637,289	$1,701,782
Refined product pipelines	1,271,169	1,286,571
Crude oil pipelines	121,515	123,698
Crude oil storage tanks	201,592	204,580

Total segment assets	3,231,565	3,316,631
General partnership assets assets and other noncurrent assets)	63,653	50,361

Total consolidated assets	$3,295,218	$3,366,992

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Valero L.P. has no operations and its assets consist mainly of its investments in Valero Logistics, KSL and KPP. KPP is the majority owner of KPOP. Valero Logistics and KPOP are 100% indirectly owned by Valero L.P. Valero Logistics and KPOP own and operate pipelines, terminals and storage tanks and have issued publicly traded senior notes. The senior notes issued by Valero Logistics were and continue to be fully and unconditionally guaranteed by Valero L.P. In connection with the Kaneb Acquisition, effective July 1, 2005, Valero L.P. fully and unconditionally guaranteed the outstanding senior notes issued by KPOP. Additionally, effective July 1, 2005, both Valero Logistics and KPOP fully and unconditionally guaranteed the outstanding senior notes of the other. All guarantors are jointly and severally liable for performance under the terms of the guarantees.

As a result, the following condensed consolidating financial statements are being presented for the current year as an alternative to providing separate financial statements for Valero Logistics and KPOP. Condensed consolidating statements of income for the comparable periods of 2005 are not presented as we did not own Kaneb until July 1, 2005.

Condensed Consolidating Balance Sheet

June 30, 2006

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership, L.P.	Non- Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated
Assets
Current assets	$220	$109,139	$647,603	$137,760	$(693,666)	$201,056
Property and equipment, net	—	799,523	680,585	686,448	—	2,166,556
Goodwill	—	4,715	172,625	597,626	—	774,966
Investment in wholly owned subsidiaries	2,386,205	22,403	636,712	1,304,560	(4,349,880)	—
Equity investments	—	15,232	—	59,370	—	74,602
Other noncurrent assets, net assets, net	228	9,436	666	67,708	—	78,038

Total assets	$2,386,653	$960,448	$2,138,191	$2,853,472	$(5,043,546)	$3,295,218

Liabilities and Partners’ Equity
Current liabilities Current liabilities	$503,359	$37,856	$33,955	$259,758	$(693,666)	$141,262
Long-term debt, less current portion	—	571,416	548,665	38,835	—	1,158,916
Long-term payable to Valero Energy	—	—	—	5,792	—	5,792
Deferred income taxes	—	—	—	21,653	—	21,653
Other long-term liabilities	—	11,123	4,031	61,349	—	76,503
Partners’ equity	1,883,294	340,053	1,551,540	2,466,085	(4,349,880)	1,891,092

Total liabilities and partners’ equity	$2,386,653	$960,448	$2,138,191	$2,853,472	$(5,043,546)	$3,295,218

(a)	Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2005

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership, L.P.	Non-Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated
Assets
Current assets	$44	$196,481	$622,669	$240,741	$(764,524)	$295,411
Property and equipment, net	—	783,945	694,374	681,894	—	2,160,213
Goodwill	—	4,715	193,127	569,745	—	767,587
Investment in wholly owned subsidiaries	2,403,969	16,920	603,474	1,273,313	(4,297,676)	—
Equity investments	—	15,087	—	58,899	—	73,986
Other noncurrent assets, net assets, net	228	8,677	771	60,119	—	69,795

Total assets	$2,404,241	$1,025,825	$2,114,415	$2,884,711	$(5,062,200)	$3,366,992

Liabilities and Partners’ Equity
Current liabilities	$502,194	$50,252	$40,341	$377,325	$(764,524)	$205,588
Long-term debt, less current portion	—	581,921	551,607	36,131	—	1,169,659
Long-term payable to Valero Energy	—	—	—	5,507	—	5,507
Deferred income taxes	—	—	—	13,576	—	13,576
Other long-term liabilities	—	4,821	2,124	64,938	—	71,883
Partners’ equity	1,902,047	388,831	1,520,343	2,387,234	(4,297,676)	1,900,779

Total liabilities and partners’ equity	$2,404,241	$1,025,825	$2,114,415	$2,884,711	$(5,062,200)	$3,366,992

(a)	Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended June 30, 2006

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership, L.P.	Non- Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated
Revenues	$—	$64,695	$26,908	$188,601	$(236)	$279,968
Costs and expenses	555	34,567	22,703	175,063	(236)	232,652

Operating income	(555)	30,128	4,205	13,538	—	47,316
Equity earnings	32,108	78	13,898	12,893	(57,133)	1,844
Interest and other expense, net	—	(9,165)	(7,019)	(692)	—	(16,876)

Income from continuing operations before income tax expense	31,553	21,041	11,084	25,739	(57,133)	32,284
Income tax expense	—	—	—	492	—	492

Income from continuing operations	31,553	21,041	11,084	25,247	(57,133)	31,792
Income (loss) from discontinued operations	—	—	19	(258)	—	(239)

Net income	$31,553	$21,041	$11,103	$24,989	$(57,133)	$31,553

(a)	Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Six Months Ended June 30, 2006

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership, L.P.	Non- Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated
Revenues	$—	$125,378	$54,108	$374,972	$(486)	$553,972
Costs and expenses	1,005	67,965	42,432	339,773	(486)	450,689

Operating income	(1,005)	57,413	11,676	35,199	—	103,283
Equity earnings	72,009	379	33,237	34,106	(136,681)	3,050
Interest and other expense, net	—	(16,795)	(14,033)	(1,513)	—	(32,341)

Income from continuing operations before income tax expense	71,004	40,997	30,880	67,792	(136,681)	73,992
Income tax expense	—	—	—	2,611	—	2,611

Income from continuing operations	71,004	40,997	30,880	65,181	(136,681)	71,381
Income (loss) from discontinued operations	—	—	317	(694)	—	(377)

Net income	$71,004	$40,997	$31,197	$64,487	$(136,681)	$71,004

(a)	Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2006

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership, L.P.	Non- Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated
Cash flows from operating activities:
Net income	$71,004	$40,997	$31,197	$64,487	$(136,681)	$71,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	18,437	12,288	18,303	—	49,028
Equity income, net of distributions	17,764	(234)	(33,237)	(31,192)	46,899	—
Changes in operating assets and liabilities and other	(2,932)	(9,301)	(7,642)	7,226	—	(12,649)

Net cash provided by (used in) operating activities	85,836	49,899	2,606	58,824	(89,782)	107,383

Cash flows from investing activities:
Capital expenditures	—	(20,793)	(4,118)	(17,946)	—	(42,857)
Proceeds from sale of assets	—	—	—	70,078	—	70,078
Acquisition and investment in noncurrent assets	—	(12,827)	—	(8,066)	—	(20,893)
Other	(77)	(5,250)	26,604	(22,149)	5,445	4,573

Cash flows provided by (used in) investing activities	(77)	(38,870)	22,486	21,917	5,445	10,901

Cash flows from financing activities:
Distributions	(89,773)	(89,773)	—	(9)	89,782	(89,773)
Long-term debt borrowings	—	34,000	—	—	—	34,000
Long-term debt repayments	—	(38,480)	—	—	—	(38,480)
Net intercompany borrowings (repayments)	4,133	95,686	(24,828)	(74,991)	—	—
Other	16	(6,115)	—	4,291	(5,445)	(7,253)

Cash flows provided by (used in) financing activities	(85,624)	(4,682)	(24,828)	(70,709)	84,337	(101,506)

Effect of foreign exchange rate changes on cash	—	—	—	(292)	—	(292)
Net increase in cash and cash equivalents	135	6,347	264	9,740	—	16,486
Cash and cash equivalents at the beginning of the period	10	1,590	114	34,340	—	36,054

Cash and cash equivalents at the end of the period	$145	$7,937	$378	$44,080	$—	$52,540

(a)	Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. SUBSEQUENT EVENTS

On July 19, 2006, we entered into a non-compete agreement with Holdings, Riverwalk Logistics, L.P., and Valero GP, LLC (the Non-Compete Agreement). The Non-Compete Agreement will not be effective until Holdings is no longer subject to the Amended and Restated Omnibus Agreement dated March 31, 2006.

Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. Holdings will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. With respect to any other business opportunities, neither the Partnership nor Holdings are prohibited from engaging in any business, even if the Partnership and Holdings would have a conflict of interest with respect to such other business opportunity.

On July 19, 2006, in connection with Holdings’ initial public offering, Valero GP, LLC entered into an administration agreement with Holdings (the Administration Agreement). The Administration Agreement provides, among other things, that all of Holdings’ employees will be employees of Valero GP, LLC. Valero GP, LLC will provide all executive management, accounting, legal, cash management, corporate finance and other administrative services to Holdings.

Under the Administration Agreement, Holdings will pay Valero GP, LLC $0.5 million annually. This fee will be increased annually to reflect Valero GP, LLC’s annual merit increases. Holdings will also reimburse Valero GP, LLC for all direct public company costs and any other direct costs, such as outside legal and accounting fees, that Valero GP, LLC incurs while providing services to Holdings pursuant to the Administration Agreement. The Administration Agreement will terminate on December 31, 2011, with automatic two-year renewals unless terminated by either party on six months’ written notice. Holdings may cancel or reduce the services provided by Valero GP, LLC under the Administration Agreement on 60 days’ written notice. The Administration Agreement will terminate upon a change of control of either Holdings or Valero GP, LLC.

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

Refined Product Terminals. We own 57 terminals in the United States that provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids. We also own international terminal operations on the island of St. Eustatius in the Caribbean, Point Tupper in Nova Scotia, Canada, the United Kingdom, the Netherlands and Nuevo Laredo in Mexico. We sold eight terminals located in Australia and New Zealand on March 30, 2006.

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

Crude Oil Pipelines. We own 797 miles of crude oil pipelines which transport crude oil and other feedstocks, such as gas oil, from various points in Texas, Oklahoma, Kansas and Colorado to Valero Energy’s McKee, Three Rivers and Ardmore refineries as well as associated crude oil storage facilities in Texas and Oklahoma that are located along the crude oil pipelines. We also own 57 miles of crude oil pipeline in Illinois, which serves ConocoPhillips’ Wood River refinery.

Crude Oil Storage Tanks. We own 60 crude oil and intermediate feedstock storage tanks and related assets that store and deliver crude oil and intermediate feedstock to Valero Energy’s refineries in Benicia, California and Corpus Christi and Texas City in Texas.

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

Recent Developments

UDS Logistics, LLC, an indirect, wholly owned subsidiary of Valero Energy, owned 21.4% limited partner interest in us as of December 31, 2005. On January 15, 2006, UDS Logistics, LLC, changed its name to Valero GP Holdings, LLC (Holdings). On January 25, 2006, Holdings contributed its 21.4% limited partnership interest (both common and subordinated units) in us and its 99.9% limited partnership interest in Riverwalk Logistics, L.P. to Riverwalk Holdings, LLC in exchange for 100% of the outstanding member interests in Riverwalk Holdings, LLC. In addition, Valero Energy contributed its ownership interest in Valero GP, LLC to Holdings on June 1, 2006 in exchange for additional ownership interest in Holdings. As a result, Valero GP, LLC, Riverwalk Holdings, LLC, and Riverwalk Logistics, L.P. are wholly owned subsidiaries of Holdings.

On July 19, 2006, Holdings completed its initial public offering of 17.25 million units representing limited liability company interests at $22.00 per unit. All of these units were sold by subsidiaries of Valero Energy. As a result, Holdings did not receive any proceeds from this offering. Valero Energy retains an approximate 59% ownership interest in Holdings, but has stated its intention to further reduce and ultimately sell all of its interest in Holdings, pending market conditions.

On July 19, 2006, we entered into a non-compete agreement with Holdings, Riverwalk Logistics, L.P., and Valero GP, LLC (the Non-Compete Agreement). The Non-Compete Agreement will not be effective until Holdings is no longer subject to the Amended and Restated Omnibus Agreement dated March 31, 2006. Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. Holdings will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. With respect to any other business opportunities, neither the Partnership nor Holdings are prohibited from engaging in any business, even if the Partnership and Holdings would have a conflict of interest with respect to such other business opportunity.

On July 19, 2006, in connection with Holdings’ initial public offering, Valero GP, LLC entered into an administration agreement with Holdings (the Administration Agreement). The Administration Agreement provides, among other things, that all of Holdings’ employees will be employees of Valero GP, LLC. Valero GP, LLC will provide all executive management, accounting, legal, cash management, corporate finance and other administrative services to Holdings. Under the Administration Agreement, Holdings will pay Valero GP, LLC $0.5 million annually. This fee will be increased annually to reflect Valero GP, LLC’s annual merit increases. Holdings will also reimburse Valero GP, LLC for all direct public company costs and any other direct costs, such as outside legal and accounting fees, that Valero GP, LLC incurs while providing services to Holdings pursuant to the Administration Agreement. The Administration Agreement will terminate on December 31, 2011, with automatic two-year renewals unless terminated by either party on six months’ written notice. Holdings may cancel or reduce the services provided by Valero GP, LLC under the Administration Agreement on 60 days’ written notice. The Administration Agreement will terminate upon a change of control of either Holdings or Valero GP, LLC.

On March 30, 2006, we sold our Australia and New Zealand subsidiaries to ANZ Terminals Pty. Ltd., for total proceeds of $70.1 million. The proceeds were used for working capital purposes, including paying down outstanding debt. This transaction included the sale of eight terminals with an aggregate storage capacity of 1.1 million barrels.

For the six months ended June 30, 2006, revenues and pre-tax income related to the Australia and New Zealand subsidiaries included in loss from discontinued operations totaled $5.0 million and $0.6 million, respectively. For the three months ended June 30, 2006, the loss from discontinued operations was related to the sale of our Held Separate Businesses.

Effective January 1, 2006, we purchased a 23.77% interest in Capwood pipeline from Valero Energy for $12.8 million, which was paid from borrowings under our existing revolving credit agreement. The Capwood pipeline is a 57-mile crude oil pipeline that extends from Patoka, Illinois to Wood River, Illinois. Plains All American Pipeline L.P., the operator of the Capwood pipeline, owns the remaining 76.23% interest. Our financial statements include the results of operations of our interest in the Capwood pipeline in the crude oil pipelines segment for the three and six months ended June 30, 2006.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,
	2006	2005	Change
Statement of Income Data:
Revenues:
Services revenues	$152,094	$58,306	$93,788
Product sales	127,874	—	127,874

Total revenues	279,968	58,306	221,662

Costs and expenses:
Cost of product sales	118,283	—	118,283
Operating expenses	79,155	21,645	57,510
General and administrative expenses	10,375	3,561	6,814
Depreciation and amortization	24,839	8,791	16,048

Total costs and expenses	232,652	33,997	198,655

Operating income	47,316	24,309	23,007
Equity income from joint ventures	1,844	421	1,423
Interest and other expenses, net	(16,876)	(5,878)	(10,998)

Income from continuing operations before income tax expense	32,284	18,852	13,432
Income tax expense	492	—	492

Income from continuing operations	31,792	18,852	12,940

Loss from discontinued operations	(239)	—	(239)

Net income	31,553	18,852	12,701
Less general partner’s interest and incentive distributions	(4,041)	(1,847)	(2,194)

Limited partners’ interest in net income	$27,512	$17,005	$10,507

Weighted-average units outstanding	46,809,749	23,041,394

Income (loss) per unit applicable to limited partners:
Continuing operations	$0.60	$0.74	$(0.14)
Discontinued operations	(0.01)	—	(0.01)

Net income	$0.59	$0.74	$(0.15)

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended June 30,
	2006	2005	Change
Refined Product Terminals:
Throughput (barrels/day) (a)	265,277	251,851	13,426
Throughput revenues	$12,876	$11,484	$1,392
Storage lease revenues	60,493	—	60,493
Product sales (bunkering)	127,874	—	127,874

Total revenues	201,243	11,484	189,759
Cost of product sales	118,283	—	118,283
Operating expenses	50,092	5,725	44,367
Depreciation and amortization	11,041	1,860	9,181

Segment operating income	$21,827	$3,899	$17,928

Refined Product Pipelines:
Throughput (barrels/day)	709,480	438,067	271,413
Revenues	$52,201	$22,678	$29,523
Operating expenses	23,736	9,552	14,184
Depreciation and amortization	10,603	3,904	6,699

Segment operating income	$17,862	$9,222	$8,640

Crude Oil Pipelines:
Throughput (barrels/day)	440,691	324,001	116,690
Revenues	$14,868	$12,375	$2,493
Operating expenses	4,290	4,186	104
Depreciation and amortization	1,283	1,156	127

Segment operating income	$9,295	$7,033	$2,262

Crude Oil Storage Tanks:
Throughput (barrels/day)	484,322	527,361	(43,039)
Revenues	$11,656	$11,769	$(113)
Operating expenses	1,037	2,182	(1,145)
Depreciation and amortization	1,912	1,871	41

Segment operating income	$8,707	$7,716	$991

Consolidated Information:
Revenues	$279,968	$58,306	$221,662
Cost of product sales	118,283	—	118,283
Operating expenses	79,155	21,645	57,510
Depreciation and amortization	24,839	8,791	16,048

Segment operating income	57,691	27,870	29,821
General and administrative expenses	10,375	3,561	6,814

Consolidated operating income	$47,316	$24,309	$23,007

(a)	Excludes throughputs related to storage lease and bunkering operations acquired in the Kaneb Acquisition.

Highlights

Net income for the three months ended June 30, 2006 increased $12.7 million compared to the three months ended June 30, 2005 due to higher consolidated segmental operating income and higher equity income from joint ventures, partially offset by increased general and administrative expense and increased interest expense. All of these increases predominantly resulted from our acquisition (Kaneb Acquisition) completed on July 1, 2005, of Kaneb Services LLC (KSL) and Kaneb Pipe Line Partners, L.P. (KPP, and, together with KSL, Kaneb). Our results of operations for the three months ended June 30, 2005 does not include any Kaneb results.

Consolidated segmental operating income for the three months ended June 30, 2006 increased $29.8 million compared to the three months ended June 30, 2005, primarily due to a $17.9 million increase in operating income for the refined product terminals segment and a $8.6 million increase in operating income for the refined product pipelines segment. These increases relate primarily to the effect of the Kaneb Acquisition.

Except for storage lease revenues and bunker fuel sales, operating income for our segments depends upon the level of throughputs moving through our assets. In addition to the Kaneb Acquisition, which impacted only the refined product terminals and refined product pipelines segments, all of our segments are affected by scheduled maintenance turnarounds or other operational issues at refineries that we serve. During the three months ended June 30, 2006, our operations were affected by scheduled maintenance turnarounds at Valero Energy’s Paulsboro and Three Rivers refineries as well as Tesoro’s Mandan refinery in North Dakota. Our operations were also affected by unplanned outages at Valero Energy’s McKee and Texas City refineries.

Refined Product Terminals

Revenues increased by $189.8 million for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, primarily due to the Kaneb Acquisition, which contributed $127.9 million of bunkering revenues and $60.5 million of storage lease revenues.

Cost of product sales totaled $118.3 million for the three months ended June 30, 2006. Cost of product sales reflects the cost of bunker fuel sold to marine vessels at our facilities at St. Eustatius in the Caribbean and Point Tupper in Nova Scotia, Canada, which we acquired as part of the Kaneb Acquisition.

Operating expenses increased $44.4 million for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, primarily due to the inclusion of operating expenses related to the assets acquired in the Kaneb Acquisition. Operating expenses further increased compared to the three months ended June 30, 2005, due to increased internal overhead expense resulting from increased headcount.

Depreciation and amortization expense increased $9.2 million for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, primarily due to an increase in our property and equipment related to the Kaneb Acquisition.

Refined Product Pipelines

Revenues increased by $29.5 million for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, primarily due to the Kaneb Acquisition, which increased throughputs by approximately 220,000 barrels per day, resulting in additional revenues of $26.9 million. Revenues also increased due to the expansion of a refined product pipeline in South Texas and northeastern Mexico (Burgos project). The Burgos project commenced operations on the Edinburg to Harlingen segment in October 2005, and the Harlingen to Brownsville segment in March 2006.

Operating expenses increased by $14.2 million for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, primarily due to the inclusion of operating expenses of $13.6 million related to the assets acquired in the Kaneb Acquisition. Operating expenses also increased compared to the three months ended June 30, 2005, due to increased power costs resulting from higher throughputs on the Burgos project.

Depreciation and amortization expense increased by $6.7 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, primarily due to increases in our property and equipment related to the Kaneb Acquisition.

Crude Oil Pipelines

Revenues increased by $2.5 million for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, due to higher revenues of $1.5 million on the Ringgold to Wasson crude oil pipeline for the three months ended June 30, 2006, as lower overall throughputs resulted from a maintenance turnaround at Valero Energy’s Ardmore refinery during the three months ended June 30, 2005. In addition, our purchase of the Capwood pipeline, which increased throughputs by approximately 44,000 barrels per day, resulted in additional revenues of $0.5 million.

Crude Oil Storage Tanks

Operating expenses decreased by $1.1 million for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, due to lower maintenance expense on the Texas City crude oil tanks.

General

General and administrative expenses increased by $6.8 million for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, primarily due to increased headcount and increased professional fees as a result of the Kaneb Acquisition.

Equity income from joint ventures increased by $1.4 million for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, primarily related to our 50% ownership in a terminal and storage facility in Linden, New Jersey, which was acquired in the Kaneb Acquisition.

Interest expense increased by $10.7 million for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, due to higher average debt balances resulting from debt assumed in the Kaneb Acquisition and debt incurred to fund the Kaneb Acquisition combined with higher interest rates in 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Six Months Ended June 30,
	2006	2005	Change
Statement of Income Data:
Revenues:
Services revenues	$300,023	$114,941	$185,082
Product sales	253,949	—	253,949

Total revenues	553,972	114,941	439,031

Costs and expenses:
Cost of product sales	232,501	—	232,501
Operating expenses	150,225	41,330	108,895
General and administrative expenses	18,935	7,064	11,871
Depreciation and amortization	49,028	17,523	31,505

Total costs and expenses	450,689	65,917	384,772

Operating income	103,283	49,024	54,259
Equity income from joint ventures	3,050	799	2,251
Interest and other expenses, net	(32,341)	(11,707)	(20,634)

Income from continuing operations before income tax expense	73,992	38,116	35,876
Income tax expense	2,611	—	2,611

Income from continuing operations	71,381	38,116	33,265

Loss from discontinued operations	(377)	—	(377)

Net income	71,004	38,116	32,888
Less general partner’s interest and incentive distributions	(8,240)	(3,323)	(4,917)

Limited partners’ interest in net income	$62,764	$34,793	$27,971

Weighted-average units outstanding	46,809,749	23,041,394

Income (loss) per unit applicable to limited partners:
Continuing operations	$1.35	$1.51	$(0.16)
Discontinued operations	(0.01)	—	(0.01)

Net income	$1.34	$1.51	$(0.17)

	June 30, 2006	December 31, 2005	Change
Balance Sheet Data:
Long-term debt, including current portion	$1,159,482	$1,170,705	$(11,223)
Partners’ equity	1,891,092	1,900,779	(9,687)
Debt-to-capitalization ratio (a)	38.0%	38.1%	(0.1)%

(a)	Our debt-to-capitalization ratio is defined as our long-term debt, including current portion, divided by the sum of our long-term debt, including current portion, and partners’ equity.

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Six Months Ended June 30,
	2006	2005	Change
Refined Product Terminals:
Throughput (barrels/day) (a)	258,811	252,686	6,125
Throughput revenues	$23,416	$21,421	$1,995
Storage lease revenues	120,026	—	120,026
Product sales (bunkering)	253,949	—	253,949

Total revenues	397,391	21,421	375,970
Cost of product sales	232,501	—	232,501
Operating expenses	94,071	10,222	83,849
Depreciation and amortization	21,947	3,719	18,228

Segment operating income	$48,872	$7,480	$41,392

Refined Product Pipelines:
Throughput (barrels/day)	705,248	441,014	264,234
Revenues	$104,247	$44,860	$59,387
Operating expenses	43,538	18,855	24,683
Depreciation and amortization	20,742	7,761	12,981

Segment operating income	$39,967	$18,244	$21,723

Crude Oil Pipelines:
Throughput (barrels/day)	434,219	352,386	81,833
Revenues	$28,917	$25,560	$3,357
Operating expenses	7,987	8,009	(22)
Depreciation and amortization	2,532	2,302	230

Segment operating income	$18,398	$15,249	$3,149

Crude Oil Storage Tanks:
Throughput (barrels/day)	498,618	516,562	(17,944)
Revenues	$23,417	$23,100	$317
Operating expenses	4,629	4,244	385
Depreciation and amortization	3,807	3,741	66

Segment operating income	$14,981	$15,115	$(134)

Consolidated Information:
Revenues	$553,972	$114,941	$439,031
Cost of product sales	232,501	—	232,501
Operating expenses	150,225	41,330	108,895
Depreciation and amortization	49,028	17,523	31,505

Segment operating income	122,218	56,088	66,130
General and administrative expenses	18,935	7,064	11,871

Consolidated operating income	$103,283	$49,024	$54,259

(a)	Excludes throughputs related to storage lease and bunkering operations acquired in the Kaneb Acquisition.

Highlights

Net income for the six months ended June 30, 2006 increased $32.9 million compared to the six months ended June 30, 2005 due to higher consolidated segmental operating income and higher equity earnings in joint ventures, partially offset by increased general and administrative expense, increased interest expense and increased income tax expense. All of these increases predominantly resulted from the Kaneb Acquisition. Our results of operations for the six months ended June 30, 2005 does not include any Kaneb results.

Consolidated segmental operating income for the six months ended June 30, 2006 increased $66.1 million compared to the six months ended June 30, 2005, primarily due to a $41.4 million increase in operating income for the refined product terminals segment and a $21.7 million increase in operating income for the refined product pipelines segment. These increases relate primarily to the effect of the Kaneb Acquisition.

Except for storage lease revenues and bunker fuel sales, operating income for our segments depends upon the level of throughputs moving through our assets. In addition to the Kaneb Acquisition, which impacted only the refined product terminals and refined product pipelines segments, all of our segments are affected by scheduled maintenance turnarounds or other operational issues at refineries that we serve. During the six months ended June 30, 2006, our operations were affected by scheduled maintenance turnarounds at Valero Energy’s Paulsboro, Three Rivers and Texas City refineries as well as Tesoro’s Mandan refinery in North Dakota. Our operations were also affected by unplanned outages at Valero Energy’s McKee and Texas City refineries.

Refined Product Terminals

Revenues increased by $376.0 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, primarily due to the Kaneb Acquisition, which contributed $253.9 million of bunkering revenues and $120.0 million of storage lease revenues.

Cost of product sales totaled $232.5 million for the six months ended June 30, 2006. Cost of product sales reflects the cost of bunker fuel sold to marine vessels at our facilities at St. Eustatius in the Caribbean and Point Tupper in Nova Scotia, Canada, which we acquired as part of the Kaneb Acquisition.

Operating expenses increased $83.8 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, primarily due to the inclusion of operating expenses related to the assets acquired in the Kaneb Acquisition. Operating expenses further increased compared to the six months ended June 30, 2005, due to increased internal overhead expense resulting from increased headcount.

Depreciation and amortization expense increased $18.2 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, primarily due to an increase in our property and equipment related to the Kaneb Acquisition.

Refined Product Pipelines

Revenues increased by $59.4 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, primarily due to the Kaneb Acquisition, which increased throughputs by approximately 219,000 barrels per day, resulting in additional revenues of $54.1 million. Revenues also increased due to the expansion of the Burgos project, which commenced operations on the Edinburg to Harlingen segment in October 2005, and the Harlingen to Brownsville segment in March 2006. In addition, revenues increased in the refined product pipelines that serve Valero Energy’s McKee refinery due to increased demand in the Denver market.

Operating expenses increased by $24.7 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, primarily due to the inclusion of operating expenses of $24.8 million related to the assets acquired in the Kaneb Acquisition. Partially offsetting the increase in operating expenses were decreased environmental expenses.

Depreciation and amortization expense increased by $13.0 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily due to increases in our property and equipment related to the Kaneb Acquisition.

Crude Oil Pipelines

Revenues increased by $3.4 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, due to higher revenues of $2.1 million on the Ringgold to Wasson crude oil pipeline for the six months ended June 30, 2006 as lower overall throughputs resulted from a maintenance turnaround at Valero Energy’s Ardmore refinery during the six months ended June 30, 2005. In addition, our purchase of the Capwood pipeline, which increased throughputs by approximately 45,000 barrels per day, resulted in additional revenues of $1.0 million.

Crude Oil Storage Tanks

Revenues increased by $0.3 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, primarily due to increased throughput in our Corpus Christi North Beach storage facility.

Operating expenses increased by $0.4 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, due to increased dockage and wharfage costs at the Corpus Christi North Beach storage facility.

General

General and administrative expenses increased by $11.9 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, primarily due to increased headcount as a result of the Kaneb Acquisition.

Equity income from joint ventures increased by $2.3 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, primarily related to our 50% ownership in a terminal and storage facility in Linden, New Jersey, which was acquired in the Kaneb Acquisition.

Interest expense increased by $20.6 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, due to higher average debt balances resulting from debt assumed in the Kaneb Acquisition and debt incurred to fund the Kaneb Acquisition combined with higher interest rates in 2006.

Income tax expense was $2.6 million for the six months ended June 30, 2006, all of which related to certain operations acquired in the Kaneb Acquisition that are conducted through separate taxable wholly owned corporate subsidiaries.

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

Services Agreement

For the three and six months ended June 30, 2006, Valero Energy charged us $0.4 million and $0.9 million, respectively for administrative services. Effective July 1, 2005, the Services Agreement was amended (the 2005 Services Agreement) to account for our significant growth following the closing of the Kaneb Acquisition resulting in an increase in the administrative fee to $13.8 million for the first year from July 1, 2005 to June 30, 2006.

Effective January 1, 2006, we amended the 2005 Services Agreement (the 2006 Services Agreement) to reflect that Valero GP, LLC directly perform many of the services previously provided by Valero Energy under the 2005 Services Agreement, primarily consisting of information systems, legal, corporate development and health, safety and environmental functions. The Valero Energy employees who had previously performed these services became employees of Valero GP, LLC, and their costs are now directly charged to us. Accordingly, the annual fee charged to us by Valero Energy for administrative services was reduced from $13.8 million to approximately $1.9 million per year. This annual fee will increase to approximately $2.9 million and $3.4 million in 2007 and 2008, respectively. The annual fee will remain at approximately $3.4 million through the term of the agreement. In addition, each annual fee will be subject to adjustments to account for Valero Energy’s annual salary increase. Subject to approval by our Conflicts Committee, the amounts may also be adjusted for changed service levels.

The 2006 Services Agreement will expire on December 31, 2010 with automatic two-year renewal options unless terminated by either party at least six months prior to the renewal period. We may cancel or reduce the level of services that Valero Energy provides us on 60 days prior written notice. The 2006 Services Agreement will terminate upon the change of control of either Valero Energy or us.

2006 Omnibus Agreement

On March 31, 2006, Valero L.P. entered into an amended and restated omnibus agreement (the 2006 Omnibus Agreement) with Valero Energy, Valero GP, LLC, Riverwalk Logistics, L.P., and Valero Logistics. The 2006 Omnibus Agreement amended certain definitions and other provisions in the April 16, 2001 omnibus agreement, which it supersedes, to clarify the parties’ intent as to the Valero Energy ownership requirements for the application of the business restrictions described below.

Under the 2006 Omnibus Agreement, Valero Energy has agreed, and will cause its controlled affiliates to agree, for so long as Valero Energy owns 20% or more of us or our general partner, not to engage in the business of transporting crude oil and other feedstocks or refined products, including petrochemicals, or operating crude oil storage facilities or refined product terminalling assets in the United States. This restriction does not apply to:

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

Also under the 2006 Omnibus Agreement, Valero Energy has agreed to indemnify us for environmental liabilities related to the assets transferred to us in connection with our initial public offering, provided that such liabilities arose prior to and are discovered within ten years after that date (excluding liabilities resulting from a change in law after April 16, 2001).

Outlook

For the third quarter of 2006, we expect to benefit from increased pipeline tariffs, which went into effect on July 1, 2006, higher volumes from the Burgos project and higher demand for asphalt and refined products. However, we expect the results of the third quarter of 2006 to be similar to the second quarter of 2006 as we continue to be impacted by scheduled turnarounds at refineries we serve, and the commencement of maintenance projects on our former Kaneb assets. For the fourth quarter of 2006, we expect our results of operations to improve due to fewer turnarounds, lower maintenance expenses and increases in our bunkering business. We continue to expect our results of operations for the second half of 2006 to exceed our results of operations for the first half of 2006.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary cash requirements are for distributions to partners, debt service, reliability and strategic growth capital expenditures, acquisitions and normal operating expenses. We have typically generated sufficient cash from our current operations to fund day-to-day operating and general and administrative expenses, reliability capital expenditures and distribution requirements. We also have available borrowing capacity under our existing revolving credit facility and, to the extent necessary, may raise additional funds through equity or debt offerings to fund strategic capital expenditures or other cash requirements not funded from operations. However, there can be no assurance regarding the availability of any additional funds or whether such additional funds can be obtained on terms acceptable to us.

Cash Flows for the Six Months Ended June 30, 2006 and 2005

Net cash provided by operating activities for the six months ended June 30, 2006 was $107.4 million compared to $53.8 million for the six months ended June 30, 2005. The increase in cash generated from operating activities is primarily due to net income adjusted for all non-cash items and larger changes in working capital resulting from the Kaneb Acquisition.

Net cash provided by operating activities for the six months ended June 30, 2006, combined with available cash on hand, was used to fund distributions to unitholders and the general partner in the amount of $89.8 million. The proceeds from long-term debt borrowings totaling $34.0 million were used to fund the purchase of the Capwood pipeline and a portion of our capital expenditures. The proceeds from the sale of the Australia and New Zealand subsidiaries totaling $70.1 million were used for working capital purposes, including paying down outstanding debt.

Net cash provided by operating activities for the six months ended June 30, 2005 was $53.8 million. The net cash provided by operations, combined with available cash on hand, was used primarily to fund distributions to unitholders and the general partner in the amount of $39.9 million. Additionally, we used cash from operating activities in combination with proceeds from long-term debt borrowings totaling $10.0 million to fund capital expenditures of $14.5 million and pre-acquisition costs associated with the Kaneb Acquisition of $3.5 million.

Partners’ Equity

Cash Distributions. On April 18, 2006, we declared a quarterly cash distribution of $0.885 per unit paid on May 12, 2006 to unitholders of record on May 5, 2006, which totaled $45.8 million. On July 19, 2006, we declared a quarterly cash distribution of $0.885 per unit to be paid on August 14, 2006 to unitholders of record on August 7, 2006, which totaled $45.8 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands of Dollars)
General partner interest	$916	$433	$1,832	$832
General partner incentive distribution	3,480	1,501	6,960	2,613

Total general partner distribution	4,396	1,934	8,792	3,445
Limited partners’ distribution	41,427	19,700	82,854	38,133

Total cash distributions	$45,823	$21,634	$91,646	$41,578

Cash distributions per unit applicable to limited partners	$0.885	$0.855	$1.770	$1.655

Subordinated Units. Effective April 1, 2006, we satisfied all the conditions included in our partnership agreement for the subordination period to end. Accordingly, all 9,599,322 subordinated units converted into common units on a one-for-one basis on May 8, 2006, the first business day after the record date for the distribution related to the first quarter earnings of 2006. Riverwalk Holdings, LLC held the 9,599,322 subordinated units at the time of conversion.

Capital Requirements

The petroleum pipeline and terminalling industry is capital-intensive, requiring significant investments to maintain, upgrade or enhance existing operations and to comply with environmental and safety laws and regulations.

Our capital expenditures consist primarily of:

•	reliability capital expenditures, such as those required to maintain equipment reliability and safety and to address environmental and safety regulations; and

•	strategic growth capital expenditures, such as those to expand and upgrade pipeline capacity and to construct new pipelines, terminals and storage tanks. In addition, strategic growth capital expenditures may include acquisitions of pipelines, terminals, storage tank assets, or other logistic assets.

During the six months ended June 30, 2006, we incurred reliability capital expenditures of $16.2 million primarily related to the upgrade and enhancement of the assets acquired with the Kaneb Acquisition. Strategic growth capital expenditures of $34.7 million during the six months ended June 30, 2006 were primarily related to the Burgos project, which we completed in July 2006.

For the remainder of 2006, we expect to incur approximately $130 million of capital expenditures, including $30 million for reliability capital projects and $100 million for strategic growth capital projects. We continuously evaluate our capital forecast and make changes as economic conditions warrant. If conditions warrant, our actual capital expenditures for 2006 may exceed the forecasted amounts. We believe cash generated from operations combined with other sources of liquidity previously described will be sufficient to fund our capital expenditures in 2006.

Other Contingencies

We are subject to certain loss contingencies, the outcome of which could have an effect on our cash flows. Specifically, we may be required to make substantial payments to the U.S. Department of Justice for certain remediation costs as further disclosed in Note 6 of Condensed Notes to Consolidated Financial Statements.

Long-Term Contractual Obligations

Credit Agreement Amendments

On June 6, 2006, we completed certain amendments to our $525 million term loan agreement ($525 Million Term Loan Agreement) and our $400 million revolving credit agreement (the $400 Million Revolving Credit Agreement). Both agreements were amended to (i) eliminate the provision that the failure of Valero Energy to own or control our general partner constitutes a “change of control;” (ii) extend the maturities of the agreements to 2011; (iii) include certain material construction projects in the definition of “Consolidated EBITDA;” and (iv) eliminate the requirement that we maintain a minimum consolidated interest coverage ratio. Additionally, the amendments reduced the applicable margin on LIBOR loans, which vary depending upon our credit rating. The term loan agreement of our UK subsidiary (the UK Term Loan) was also amended to (i) extend its maturity to 2011; (ii) include certain material construction projects in the definition of “Consolidated EBITDA;” and (iii) eliminate the requirement that we maintain a minimum consolidated interest coverage ratio.

Our $525 Million Term Loan Agreement, $400 Million Revolving Credit Agreement and UK Term Loan all require that we maintain certain financial ratios and include other restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exist or would result from the distribution. Our management believes that we are in compliance with all of these ratios and covenants as of June 30, 2006.

$400 Million Revolving Credit Agreement

During the six months ended June 30, 2006, we borrowed $34.0 million under our $400 Million Revolving Credit Agreement to fund the purchase of the Capwood pipeline and our capital expenditures. Additionally, we repaid $38.0 million during the six months ended June 30, 2006. The $400 Million Revolving Credit Agreement bears interest based on either an alternative base rate or LIBOR. As of June 30, 2006, we had $399.1 million available for borrowing under our $400 Million Revolving Credit Agreement.

Interest Rate Swaps

As of June 30, 2006, the weighted-average interest rate for our interest rate swaps was 7.4%. As of June 30, 2006 and December 31, 2005, the aggregate estimated fair value of the interest rate swaps included in other long-term liabilities in our consolidated balance sheets was $10.6 million and $4.0 million, respectively.

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

	June 30, 2006
	Expected Maturity Dates
	2006	2007	2008	2009	2010	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$566	$611	$660	$713	$770	$893,717	$897,037	$915,887
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	6.6%	6.6%
Variable rate	$—	$—	$—	$—	$—	$225,000	$225,000	$225,000
Average interest rate	—	—	—	—	—	6.0%	6.0%
Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(10,559)
Average pay rate	7.4%	7.3%	7.3%	7.4%	7.4%	7.4%	7.4%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%

	December 31, 2005
	Expected Maturity Dates
	2006	2007	2008	2009	2010	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$1,046	$611	$660	$713	$36,901	$854,881	$894,812	$954,039
Average interest rate	8.0%	8.0%	8.0%	8.0%	6.7%	6.6%	6.6%
Variable rate	$—	$—	$—	$—	$229,000	$—	$229,000	$229,000
Average interest rate	—	—	—	—	5.2%	—	5.2%
Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(4,002)
Average pay rate	6.6%	6.6%	6.6%	6.6%	6.7%	6.6%	6.6%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of the principal executive officer and principal financial officer of Valero GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2006.

(b)	Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2005, or our quarterly report on Form 10-Q for the quarter ended March 31, 2006.

Port of Vancouver Matter. We own a chemical and refined products terminal on property owned by the Port of Vancouver, and we lease the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate groundwater contamination by the terminal’s previous owner and operator originating from the terminal. Investigation and remediation at the terminal are ongoing, in compliance with the Agreed Order. In April 2006, the Washington Department of Ecology commented on our site investigation work plan and asserted that the groundwater contamination at the terminal was commingled with a groundwater contamination plume under other property owned by the Port of Vancouver. We dispute this assertion. No lawsuits have been filed against us in this matter, and we have not made any payments toward remediation of the allegedly commingled plume. Factors that could affect estimated remediation costs include whether Kaneb will be found to have ultimate responsibility for some portion of the allegedly commingled plume, the Port of Vancouver’s contribution to the remediation effort and the amount the Port of Vancouver actually receives from other potentially responsible parties.

Environmental Enforcement Matters

While it is not possible to predict the outcome of the following environmental proceedings, if any one or more of them were decided against us, we believe that there would be no material effect on our consolidated financial position. Nevertheless, we are reporting these proceedings to comply with SEC regulations, which require us to disclose proceedings arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings will result in monetary sanctions of $100,000 or more.

The California Bay Area Air Quality Management District has proposed penalties totaling $494,000 for alleged air violations at a terminal in Martinez, California. We sold the Martinez terminal to Pacific Energy Group LLC, a subsidiary of Pacific Energy Partners, L.P., on September 30, 2005. As a part of the asset purchase agreement, Pacific Energy Group, LLC assumed responsibility for the notices of violation at the Martinez terminal.

As we previously disclosed, the California Bay Area Air Quality Management District proposed penalties for air violations at our Selby terminal. In June 2006, the California Bay Area Air Quality Management District agreed to settle the air violations at the Selby terminal for penalties totaling approximately $256,000.

Item 6. Exhibits

*Exhibit 10.01	Second Amendment to 5-Year Revolving Credit Agreement dated as of May 15, 2006 among Valero Logistics Operations, L.P., Valero L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto.

*Exhibit 10.02	Third Amendment to 5-Year Revolving Credit Agreement dated as of May 31, 2006 among Valero Logistics Operations, L.P., Valero L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto.

*Exhibit 10.03	First Amendment to 5-Year Term Credit Agreement dated as of May 15, 2006 among Valero Logistics Operations, L.P., Valero L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto.

*Exhibit 10.04	Second Amendment to 5-Year Term Credit Agreement dated as of May 31, 2006 among Valero Logistics Operations, L.P., Valero L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto.

*Exhibit 10.05	Administration Agreement between Valero GP Holdings, LLC and Valero GP, LLC dated as of July 19, 2006.

*Exhibit 10.06	Non-compete Agreement between Valero GP Holdings, LLC, Valero L.P., Riverwalk Logistics, L.P. and Valero GP, LLC, entered into as of July 19, 2006.

†*Exhibit 10.07	Valero GP, LLC Excess Pension Plan, effective July 1, 2006

†*Exhibit 10.08	Valero GP, LLC Excess Thrift Plan, effective July 1, 2006

†*Exhibit 10.09	Valero GP, LLC Supplemental Executive Retirement Plan, effective July 1, 2006

*Exhibit 12.01	Statement of Computation of Ratio of Earnings to Fixed Charges

*Exhibit 31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)

*Exhibit 32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith.
†	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

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
August 8, 2006

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
August 8, 2006

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
August 8, 2006