Form 10-Q
period 2006-09-30
VALERO L P
filed 2006-11-08
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer☒                                     Accelerated filer ☐                              Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of common units outstanding as of November 1, 2006 was 46,809,749.

VALERO L.P. AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

VALERO L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)
	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,729	$36,054
Receivable from Valero Energy	21,132	21,873
Accounts receivable, net of allowance for doubtful accounts of $1,063 and $1,976 as of September 30, 2006 and December 31, 2005, respectively	79,213	110,066
Inventories	8,577	17,473
Other current assets	25,948	30,138
Assets of businesses held for sale	—	79,807
Total current assets	201,599	295,411

Property and equipment, at cost	2,497,919	2,417,529
Accumulated depreciation and amortization	(325,337)	(257,316)
Property and equipment, net	2,172,582	2,160,213
Intangible assets, net	55,164	59,159
Goodwill	774,966	767,587
Investment in joint ventures	74,103	73,986
Deferred charges and other assets, net	22,128	10,636
Total assets	$3,300,542	$3,366,992

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$566	$1,046
Payable to Valero Energy	12,712	12,800
Accounts payable	62,858	104,320
Accrued interest payable	9,740	16,391
Accrued liabilities	39,568	46,917
Taxes other than income taxes	12,020	9,013
Income taxes payable	1,154	4,001
Liabilities of businesses held for sale	—	11,100
Total current liabilities	138,618	205,588

Long-term debt, less current portion	1,178,476	1,169,659
Long-term payable to Valero Energy	5,765	5,507
Deferred income taxes	20,296	13,576
Other long-term liabilities	70,716	71,883
Commitments and contingencies (Note 6)

Partners’ equity:
Common units (46,809,749 and 37,210,427 outstanding as of September 30, 2006 and December 31, 2005, respectively)	1,839,881	1,749,007
Subordinated units (0 and 9,599,322 outstanding as of September 30, 2006 and December 31, 2005, respectively)	—	114,127
General partner’s equity	39,095	38,913
Accumulated other comprehensive income (loss)	7,695	(1,268)
Total partners’ equity	1,886,671	1,900,779
Total liabilities and partners’ equity	$3,300,542	$3,366,992

See Condensed Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Services revenues:
Third parties	$92,679	$84,211	$267,613	$86,457
Valero Energy	69,209	63,999	194,298	176,694
Total services revenues	161,888	148,210	461,911	263,151
Product sales	129,135	110,175	383,084	110,175
Total revenues	291,023	258,385	844,995	373,326

Costs and expenses:
Cost of product sales	117,759	101,217	350,260	101,217
Operating expenses:
Third parties	57,753	46,183	164,168	70,852
Valero Energy	24,749	22,246	68,559	38,907
Total operating expenses	82,502	68,429	232,727	109,759
General and administrative expenses:
Third parties	3,425	3,092	9,556	4,356
Valero Energy	7,963	6,908	20,767	12,708
Total general and administrative expenses	11,388	10,000	30,323	17,064
Depreciation and amortization expense	24,994	22,732	74,022	40,255
Total costs and expenses	236,643	202,378	687,332	268,295

Operating income	54,380	56,007	157,663	105,031
Equity earnings in joint ventures	1,464	1,541	4,514	2,340
Interest and other expenses, net	(15,289)	(14,637)	(47,630)	(26,344)
Income from continuing operations before income tax expense (benefit)	40,555	42,911	114,547	81,027
Income tax expense (benefit)	(614)	2,050	1,997	2,050
Income from continuing operations	41,169	40,861	112,550	78,977

Income (loss) from discontinued operations	—	4,306	(377)	4,306

Net income	41,169	45,167	112,173	83,283
Less general partner’s interest and incentive distributions	(4,310)	(3,892)	(12,550)	(7,215)
Limited partners’ interest in net income	$36,859	$41,275	$99,623	$76,068

Weighted average number of basic and diluted units outstanding	46,809,749	46,809,749	46,809,749	31,051,243

Income loss per unit applicable to limited partners:
Continuing operations	$0.79	$0.79	$2.14	$2.31
Discontinued operations	—	0.09	(0.01)	0.14
Net income	$0.79	$0.88	$2.13	$2.45

Cash distributions per unit applicable to limited partners	$0.915	$0.855	$2.685	$2.510

See Condensed Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$112,173	$83,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,022	41,425
Equity earnings from joint ventures	(4,601)	(2,340)
Distributions from joint ventures	4,052	2,488
Changes in operating assets and liabilities:
Decrease (increase) in receivable from Valero Energy	741	(1,343)
Decrease (increase) in accounts receivable	32,997	(10,680)
Decrease (increase) in inventories	8,672	(1,928)
Decrease (increase) in other current assets	1,335	(1,334)
(Decrease) increase in payable to Valero Energy	(88)	7,528
Decrease in accrued interest payable	(6,652)	(7,152)
(Increase) decrease in accounts payable and other accrued liabilities	(36,693)	19,961
Increase in taxes other than income taxes	3,205	2,019
Other, net	(7,184)	3,471
Net cash provided by operating activities	181,979	135,398

Cash Flows from Investing Activities:
Reliability capital expenditures	(21,334)	(12,369)
Strategic growth capital expenditures	(48,981)	(28,926)
Kaneb acquisition, net of cash acquired	—	(505,669)
Other acquisition	(12,827)	—
Investment in other noncurrent assets	(9,404)	(999)
Proceeds from sale of Held Separate Businesses, net	—	454,109
Proceeds from sale of Australia and New Zealand subsidiaries	70,072	—
Proceeds from sale of other assets	120	26,788
Proceeds from insurance settlement	3,661	—
Distributions in excess of equity earnings from joint ventures	472	—
Other	912	—
Net cash provided by (used in) investing activities	17,309	(67,066)

Cash Flows from Financing Activities:
Long-term debt borrowings	59,000	713,194
Long-term debt repayments	(48,480)	(700,520)
Decrease in cash book overdrafts	(8,216)	—
Contributions from general partner	352	29,197
Distributions to unitholders and general partner	(135,596)	(83,839)
Other	(395)	—
Net cash used in financing activities	(133,335)	(41,968)

Effect of foreign exchange rate changes on cash	(660)	(833)

Net increase in cash and cash equivalents	30,675	25,531
Cash and cash equivalents at the beginning of the period	36,054	16,147
Cash and cash equivalents at the end of the period	$66,729	$41,678

Supplemental cash flow information:
Cash paid during the period for interest	$62,941	$37,013
Cash paid during the period for income taxes	$5,952	$47

See Condensed Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, OPERATIONS AND ACCOUNTING PRONOUNCEMENTS

Organization and Operations

Valero L.P. (NYSE: VLI) is a publicly traded Delaware limited partnership engaged in the crude oil and refined product transportation, terminalling and storage business.  Valero L.P. has terminal facilities in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature unless disclosed otherwise.  Financial information for the three and nine months ended September 30, 2006 and 2005 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements.  Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Our operations are managed by Valero GP, LLC. Valero GP, LLC is the general partner of Riverwalk Logistics, L.P., which is the 2% general partner of Valero L.P.  As of September 30, 2006, Valero GP, LLC and Riverwalk Logistics, L.P. were indirect wholly owned subsidiaries of Valero GP Holdings, LLC (Holdings) (NYSE: VEH).  Holdings is an approximately 59% owned subsidiary of Valero Energy Corporation (Valero Energy) (NYSE: VLO) and owned approximately 41% by the public.

Other

UDS Logistics, LLC, an indirect, wholly owned subsidiary of Valero Energy, owned 21.4% of our limited partner interests and the 2% general partner interest as of December 31, 2005.  On January 15, 2006, UDS Logistics, LLC changed its name to Valero GP Holdings, LLC.  Prior to July 19, 2006, Holdings completed certain organizational transactions resulting in Valero GP, LLC, Riverwalk Holdings, LLC, and Riverwalk Logistics, L.P. becoming wholly owned subsidiaries of Holdings.

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

New Accounting Pronouncements

FASB Interpretation No. 48

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by defining a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  An enterprise recognizes a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination.  An uncertain tax position is measured in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and we are continuing to evaluate its effect on our financial position or results of operations.

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

FASB Statement No. 157

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.”  Statement No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures.  Statement No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged.  The provisions of Statement No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required.  The adoption of Statement No. 157 is not expected to materially affect our financial position or results of operations.

2.  ACQUISITIONS
St. James Crude Oil Storage Facility
On September 18, 2006, we signed a definitive agreement to acquire a crude oil, storage and blending facility in St. James, Louisiana from Koch Supply and Trading, L.P. for $140 million.  The acquisition includes 17 crude oil tanks and three heated refined product tanks with a total capacity of approximately 3.3 million barrels. Additionally, the facility has a rail-loading facility and three docks with barge and ship access. The facility is located on approximately 220 acres of land on the west bank of the Mississippi River approximately 60 miles west of New Orleans and has an additional 585 acres of undeveloped land.  We expect the acquisition to close in the fourth quarter of 2006 and to fund the acquisition with borrowings under our revolving credit agreement.

On September 20, 2006, we executed a terminal services agreement (St. James Terminal Agreement) with Valero Marketing and Supply Company (VMSC), a wholly owned subsidiary of Valero Energy.  Pursuant to the St. James Terminal Agreement, we will provide crude oil storage and blending services to VMSC at the facility in St. James, Louisiana for a monthly minimum throughput fee plus per barrel throughput charges.  The St. James Terminal Agreement has an initial term of five years with an option to extend for an additional five years with a one year notice from VMSC prior to the expiration of the initial term.

Capwood Pipeline

Effective January 1, 2006, we purchased a 23.77% interest in Capwood pipeline from Valero Energy for $12.8 million, which was paid from borrowings under our existing revolving credit agreement.  The Capwood pipeline is a 57-mile crude oil pipeline that extends from Patoka, Illinois to Wood River, Illinois.  Plains All American Pipeline L.P., the operator of the Capwood pipeline, owns the remaining 76.23% interest.  Our financial statements include the results of operations of our interest in the Capwood pipeline in the crude oil pipelines segment for the three and nine months ended September 30, 2006.

Kaneb Acquisition

On July 1, 2005, we completed our acquisition (the Kaneb Acquisition) of Kaneb Services LLC (KSL) and Kaneb Pipe Line Partners, L.P. (KPP, and, together with KSL, Kaneb).    The Kaneb Acquisition was accounted for using the purchase method.  The purchase price and the final purchase price allocation were as follows (in thousands):

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

The condensed statements of income include the results of operations of the Kaneb Acquisition commencing on July 1, 2005.  As a result, information for the three months ended September 30, 2006 and 2005 and nine months ended September 30, 2006 presented below represents actual results of operations.  The unaudited pro forma financial information for the nine months ended September 30, 2005 includes the historical financial information of Kaneb and the Partnership for that period.  This financial information assumes the following:

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

The unaudited pro forma information is not necessarily indicative of the results of future operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$291,023	$258,385	$844,995	$719,431
Operating income	54,380	56,007	157,663	81,684
Income from continuing operations	41,169	40,861	112,550	54,386
Income (loss) from discontinued operations	—	4,306	(377)	10,761
Net income	$41,169	$45,167	$112,173	$65,147
Income (loss) per unit applicable to limited partners:
Continuing operations	$0.79	$0.79	$2.14	$0.94
Discontinued operations	—	0.09	(0.01)	0.23
Net income	$0.79	$0.88	$2.13	$1.17

3.  DISPOSITION

Sale of Australia and New Zealand subsidiaries

On March 30, 2006, we sold our Australia and New Zealand subsidiaries to ANZ Terminals Pty. Ltd., for total proceeds of $70.1 million.  The proceeds were used for working capital purposes, including paying down outstanding debt.  This transaction included the sale of eight terminals with an aggregate storage capacity of 1.1 million barrels.  For the nine months ended September 30, 2006, revenues and pre-tax income related to the Australia and New Zealand subsidiaries included in income (loss) from discontinued operations totaled $5.0 million and $0.6 million, respectively.  The results of operations for the three and nine months ended September 30, 2005 have been restated to reflect the sale of the Australia and New Zealand subsidiaries as income (loss) from discontinued operations.

4.  PRODUCT IMBALANCES

Product imbalances occur when customers deliver more or less refined product volumes into our pipelines than they are entitled to receive.  We value assets and liabilities related to product imbalances at current market prices.  Included in other current assets on the consolidated balance sheets are $16.9 million and $20.0 million of product imbalance assets as of September 30, 2006 and December 31, 2005, respectively.  Included in accrued liabilities on the consolidated balance sheets are $15.2 million and $17.5 million of product imbalance liabilities as of September 30, 2006 and December 31, 2005, respectively.

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

Our $525 Million Term Loan Agreement, $400 Million Revolving Credit Agreement and UK Term Loan all require that we maintain certain financial ratios and include other restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exist or would result from the distribution. Our management believes that we are in compliance with all of these ratios and covenants as of September 30, 2006.

$400 Million Revolving Credit Agreement

During the nine months ended September 30, 2006, we borrowed $59.0 million under our $400 Million Revolving Credit Agreement to fund the purchase of the Capwood pipeline and a portion of our capital expenditures.  Additionally, we repaid $48.0 million during the nine months ended September 30, 2006.  The $400 Million Revolving Credit Agreement bears interest based on either an alternative base rate or LIBOR, which was 5.9% as of September 30, 2006.  As of September 30, 2006, we had $384.1 million available for borrowing under our $400 Million Revolving Credit Agreement.  Additionally, our $400 Million Revolving Credit Agreement allows us to increase the amount we can borrow to a maximum of $600 million by giving notice to the lenders, so long as we are not in default.

Interest Rate Swaps

As of September 30, 2006, the weighted-average interest rate for our interest rate swaps was 7.0%.  As of September 30, 2006 and December 31, 2005, the aggregate estimated fair value of the interest rate swaps included in other long-term liabilities on our consolidated balance sheets was $5.0 million and $4.0 million, respectively.

6.  COMMITMENTS AND CONTINGENCIES

Litigation and Environmental Matters

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below.  We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated.  Legal fees associated with defending ourselves in legal matters are expensed as incurred.  As of September 30, 2006, we have recorded $2.8 million of accruals related to settled matters.  As of September 30, 2006, we have recorded accruals for contingent losses totaling $48.3 million. The actual payment of any amounts accrued and the timing of any such payments ultimately made is uncertain.  We believe that should we be unable to successfully defend ourselves in any of these unsettled matters, the ultimate payment of any or all of the amounts reserved would not have a material adverse effect on our financial position or liquidity. However, if any actual losses ultimately exceed the amounts accrued, there could be a material adverse effect on our results of operations.

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

Commitments

On April 13, 2006, we entered into an agreement to purchase three 30,000 barrel and two 52,000 barrel tank barges over the next two years for our St. Eustatius facility.  The contract price is $34.1 million, which is subject to adjustment based on the actual cost incurred for the steel.

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

The receivable from Valero Energy as of September 30, 2006 and December 31, 2005 represents amounts due for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, and the payable to Valero Energy primarily represents amounts due for employee costs and the administrative service fee.

The following table summarizes information pertaining to transactions with Valero Energy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands of Dollars)

Revenues	$69,173	$63,999	$194,262	$176,694
Operating expenses	24,749	22,246	68,559	38,907
General and administrative expenses	7,963	6,908	20,767	12,708

Our share of allocated Valero Energy employee benefit plan expenses, excluding compensation expense related to restricted common units and unit options, was $8.5 million and $8.9 million for the three months ended

September 30, 2006 and 2005, respectively, and was $25.1 million and $15.0 million for the nine months ended September 30, 2006 and 2005, respectively.  These employee benefit plan expenses and the related payroll costs are included in operating expenses and general and administrative expenses.

Services Agreement

Effective July 1, 2005, the services agreement was amended (the 2005 Services Agreement) to account for our significant growth following the closing of the Kaneb Acquisition resulting in an increase in the administrative fee to $13.8 million for the first year from July 1, 2005 to June 30, 2006.

Effective January 1, 2006, we amended the 2005 Services Agreement (the 2006 Services Agreement) to reflect that Valero GP, LLC directly performs many of the services previously provided by Valero Energy under the 2005 Services Agreement, primarily consisting of information systems, legal, corporate development and health, safety and environmental functions.  The Valero Energy employees who had previously performed these services became employees of Valero GP, LLC, and their costs are now directly charged to us.  Accordingly, the annual fee charged to us by Valero Energy for administrative services was reduced from $13.8 million to approximately $1.9 million per year.  This annual fee will increase to approximately $2.9 million and $3.4 million in 2007 and 2008, respectively.  The annual fee will remain at approximately $3.4 million through the term of the agreement.   In addition, each annual fee will be subject to adjustments to account for Valero Energy’s annual salary increase.  Subject to approval by our Conflicts Committee, the amounts may also be adjusted for changed service levels.

The 2006 Services Agreement will expire on December 31, 2010 with automatic two-year renewal options unless terminated by either party at least six months prior to the renewal period.  We may cancel or reduce the level of services that Valero Energy provides us on 60 days prior written notice.  The 2006 Services Agreement will terminate upon the change of control of either Valero Energy or us.

Valero Energy charged us for administrative services under the services agreements in the amount of $0.3 million and $3.1 million for the three months ended September 30, 2006 and 2005, respectively, and $1.3 million and $3.5 million for the nine months ended September 2006 and 2005, respectively.

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

Non-Compete Agreement

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

Administration Agreement

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

Amended and Restated 2000 Long-Term Incentive Plan

Effective October 1, 2006, the Valero GP, LLC 2000 Long-Term Incentive Plan was amended as follows:

•                  increase the number of units authorized for issuance under the Plan from 250,000 units (of which 223,147 have been granted to date) to 1,500,000 units;

•                  permit the “cashless-broker” exercise of options;

•                  provide that if an award under the Plan expires, is cancelled, exercised, paid or otherwise terminates without the delivery of units then the units covered by such award, to the extent of such expiration, cancellation, exercise, payment or termination, shall again be units with respect to which awards under the Plan may be granted;

•                  amend the Plan to meet the requirements of, and facilitate compliance with, Section 409A of the Internal Revenue Code; and

•                  amend the definition of “Change of Control” to reflect that as a result of its recently completed initial public offering, Valero GP Holdings, LLC is now the 100% owner of the general partner of Valero L.P.

8.  PARTNERS’ EQUITY

Allocation of Income and Income Per Unit

We identified our general partner interest and subordinated units as participating securities and we use the two-class method when calculating “income per unit applicable to limited partners,” which is based on the weighted-average number of common and subordinated units outstanding during the period.  Basic and diluted net income per unit applicable to limited partners is the same because we have no potentially dilutive securities outstanding.

During the quarter ended September 30, 2006, our general partner reimbursed us for certain charges we incurred related to services historically provided under our Services Agreement with Valero Energy.  Generally accepted accounting principles require us to record the charges as expenses and record the reimbursement as a capital contribution.

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended September 30		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands of Dollars)

Net income applicable to general partner and limited partners’ interest	$41,169	$45,167	$112,173	$83,283
Charges reimbursed by general partner	352	—	352	—
Net income before charges reimbursed by general partner	41,521	45,167	112,525	83,283
General partner incentive distribution	3,909	3,049	10,869	5,662
Net income before charges reimbursed by general partner and after general partner incentive distribution	37,612	42,118	101,656	77,621
General partner interest	2%	2%	2%	2%
General partner allocation of net income before charges reimbursed by general partner and after general partner incentive distribution	753	843	2,033	1,553
Charges reimbursed by general partner	(352)	—	(352)	—
General partner incentive distribution	3,909	3,049	10,869	5,662
Net income applicable to general partner	$4,310	$3,892	$12,550	$7,215

Cash Distributions

On July 19, 2006, we declared a quarterly cash distribution of $0.885 per unit paid on August 14, 2006 to unitholders of record on August 7, 2006, which totaled $45.8 million.  On October 26, 2006, we declared a quarterly cash distribution of $0.915 per unit to be paid on November 14, 2006 to unitholders of record on November 7, 2006, which totaled $47.7 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands of Dollars)

General partner interest	$955	$879	$2,787	$2,157
General partner incentive distribution	3,909	3,049	10,869	7,210
Total general partner distribution	4,864	3,928	13,656	9,367
Limited partners’ distribution	42,830	40,022	125,684	98,478
Total cash distributions	$47,694	$43,950	$139,340	$107,845

Cash distributions per unit applicable to limited partners	$0.915	$0.855	$2.685	$2.510

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

Comprehensive Income

For the three and nine months ended September 30, 2006, the difference between our net income and our comprehensive income resulted from foreign currency translation adjustments.  Our total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands of Dollars)

Net income	$41,169	$45,167	$112,173	$83,283
Foreign currency translation adjustment	(103)	641	8,963	641
Comprehensive income	$41,066	$45,808	$121,136	$83,924

10.  SEGMENT INFORMATION

Our reportable segments consist of refined product terminals, refined product pipelines, crude oil pipelines and crude oil storage tanks.  The operations we acquired from Kaneb on July 1, 2005 principally involve transporting refined petroleum products and fertilizer as a common carrier, the storage of petroleum products, specialty chemicals, and other liquids, and the sale of bunker fuel at St. Eustatius in the Caribbean and Point Tupper in Nova Scotia, Canada.  The results of Kaneb’s transportation operations are included in our refined product pipelines segment.  The results of Kaneb’s storage and bunker fuel operations are included in our refined product terminals segment.

Results of operations for the reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands of Dollars)
Revenues:
Refined product terminals	$204,567	$178,973	$601,958	$200,394
Refined product pipelines	59,333	53,749	163,580	98,609
Crude oil pipelines	15,072	14,041	43,989	39,601
Crude oil storage tanks	12,051	11,622	35,468	34,722
Total revenues	$291,023	$258,385	$844,995	$373,326

Operating income:
Refined product terminals	$26,602	$26,370	$75,474	$33,850
Refined product pipelines	22,209	23,470	62,176	41,714
Crude oil pipelines	9,236	8,431	27,634	23,680
Crude oil storage tanks	7,721	7,736	22,702	22,851
Total segment operating income	$65,768	$66,007	$187,986	$122,095
Less general and administrative expenses	11,388	10,000	30,323	17,064
Total operating income	$54,380	$56,007	$157,663	$105,031

Revenues from Valero Energy by reportable segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands of Dollars)
Revenues:
Refined product terminals	$14,341	$14,721	$38,795	$35,887
Refined product pipelines	28,183	23,615	77,526	66,484
Crude oil pipelines	14,634	14,041	42,509	39,601
Crude oil storage tanks	12,051	11,622	35,468	34,722
Total revenues	$69,209	$63,999	$194,298	$176,694

Total assets by reportable segment were as follows:

	September 30,	December 31,
	2006	2005
	(Thousands of Dollars)

Refined product terminals	$1,624,070	$1,701,782
Refined product pipelines	1,276,491	1,286,571
Crude oil pipelines	120,996	123,698
Crude oil storage tanks	199,727	204,580
Total segment assets	3,221,284	3,316,631
General partnership assets	79,258	50,361
Total consolidated assets	$3,300,542	$3,366,992

11.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Balance Sheet

September 30, 2006

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership, L.P.	Non- Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated

Assets
Current assets	$380	$104,266	$651,145	$129,257	$(683,449)	$201,599
Property and equipment, net	—	795,461	676,927	700,194	—	2,172,582
Goodwill	—	4,715	172,625	597,626	—	774,966
Investment in wholly owned subsidiaries	2,382,282	23,394	656,634	1,324,421	(4,386,731)	—
Equity investments	—	15,636	—	58,467	—	74,103
Other noncurrent assets, net	228	9,617	660	66,787	—	77,292
Total assets	$2,382,890	$953,089	$2,157,991	$2,876,752	$(5,070,180)	$3,300,542

Liabilities and Partners’ Equity
Current liabilities	$503,914	$38,491	$35,747	$243,915	$(683,449)	$138,618
Long-term debt, less current portion	—	592,019	547,137	39,320	—	1,178,476
Long-term payable to Valero Energy	—	—	—	5,776	—	5,765
Deferred income taxes	—	—	—	20,296	—	20,296
Other long-term liabilities	—	5,520	3,712	61,473	—	70,716
Partners’ equity	1,878,976	317,059	1,571,395	2,505,972	(4,386,731)	1,886,671
Total liabilities and partners’ equity	$2,382,890	$953,089	$2,157,991	$2,876,752	$(5,070,180)	$3,300,542

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

(a)             Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2006

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership, L.P.	Non- Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated

Revenues	$—	$68,713	$31,013	$191,550	$(253)	$291,023
Costs and expenses	730	36,563	26,363	173,240	(253)	236,643
Operating income	(730)	32,150	4,650	18,310	—	54,380

Equity earnings	41,899	385	19,923	20,917	(81,660)	1,464
Interest and other expense, net	—	(9,709)	(4,718)	(862)	—	(15,289)
Income from continuing operations before income tax benefit	41,169	22,826	19,855	38,365	(81,660)	40,555
Income tax benefit	—	—	—	(614)	—	(614)
Income from continuing operations	41,169	22,826	19,855	38,979	(81,660)	41,169
Income from discontinued operations	—	—	—	—	—	—
Net income	$41,169	$22,826	$19,855	$38,979	$(81,660)	$41,169

(a)             Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2005

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non- Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated

Revenues	$—	$62,237	$29,560	$166,804	$(216)	$258,385
Costs and expenses	672	34,268	18,772	148,882	(216)	202,378
Operating income	(672)	27,969	10,788	17,922	—	56,007

Equity earnings	45,839	190	21,913	30,630	(97,031)	1,541
Interest and other expense, net	—	(7,536)	(6,534)	(567)	—	(14,637)
Income from continuing operations before income tax expense	45,167	20,623	26,167	47,985	(97,031)	42,911
Income tax expense	—	—	—	2,050	—	2,050
Income from continuing operations	45,167	20,623	26,167	45,935	(97,031)	40,861
Income from discontinued operations	—	—	3,133	1,173	—	4,306
Net income	$45,167	$20,623	$29,300	$47,108	$(97,031)	$45,167

(a)             Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2006

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership, L.P.	Non- Garantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated

Revenues	$—	$194,091	$85,121	$566,522	$(739)	$844,995
Costs and expenses	1,735	104,528	68,795	513,013	(739)	687,332
Operating income	(1,735)	89,563	16,326	53,509	—	157,663

Equity earnings	113,908	765	53,160	55,022	(218,341)	4,514
Interest and other expense, net	—	(26,504)	(18,751)	(2,375)	—	(47,630)
Income from continuing operations before income tax expense	112,173	63,824	50,735	106,156	(218,341)	114,547
Income tax expense	—	—	—	1,997	—	1,997
Income from continuing operations	112,173	63,824	50,735	104,159	(218,341)	112,550
Income (loss) from discontinued operations	—	—	317	(694)	—	(377)
Net income	$112,173	$63,824	$51,052	$103,465	$(218,341)	$112,173

(a)             Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2005

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non- Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated

Revenues	$—	$177,179	$29,560	$167,142	$(555)	$373,326
Costs and expenses	1,304	99,415	18,772	149,359	(555)	268,295
Operating income	(1,304)	77,764	10,788	17,783	—	105,031

Equity earnings	84,587	836	21,913	30,633	(135,629)	2,340
Interest and other expense, net	—	(19,229)	(6,534)	(581)	—	(26,344)
Income from continuing operations before income tax expense	83,283	59,371	26,167	47,835	(135,629)	81,027
Income tax expense	—	—	—	2,050	—	2,050
Income from continuing operations	83,283	59,371	26,167	45,785	(135,629)	78,977
Income from discontinued operations	—	—	3,133	1,173	—	4,306
Net income	$83,283	$59,371	$29,300	$46,958	$(135,629)	$83,283

(a)             Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2006

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership, L.P.	Non- Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated

Cash flows from operating activities:
Net income	$112,173	$63,824	$51,052	$103,465	$(218,341)	$112,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	28,023	18,326	27,673	—	74,022
Equity income, net of distributions	21,688	(216)	(53,160)	(51,044)	82,732	—
Changes in operating assets and liabilities and other	(2,480)	(7,197)	(8,843)	14,304	—	(4,216)
Net cash provided by (used in) operating activities	131,381	84,434	7,375	94,398	(135,609)	181,979
Cash flows from investing activities:
Capital expenditures	—	(26,104)	(6,530)	(37,681)	—	(70,315)
Proceeds from sale of assets	—	8	58	70,126	—	70,192
Acquisition and investment in noncurrent assets	—	(14,423)	(50)	(7,758)	—	(22,231)
Other	(77)	(6,259)	26,604	(21,658)	6,435	5,045
Cash flows provided by (used in) investing activities	(77)	(46,778)	20,082	3,029	6,435	(17,309)
Cash flows from financing activities:
Distributions	(135,596)	(135,596)	—	(13)	135,609	(135,596)
Long-term debt borrowings	—	59,000	—	—	—	59,000
Long-term debt repayments	—	(48,480)	—	—	—	(48,480)
Net intercompany borrowings (repayments)	4,074	107,954	(26,879)	(85,149)	—	—
Other	352	(7,054)	—	4,878	(6,435)	(8,259)
Cash flows provided by (used in) financing activities	(131,170)	(24,176)	(26,879)	(80,284)	129,174	(133,335)
Effect of foreign exchange rate changes on cash	—	—	—	(660)	—	(660)
Net increase in cash and cash equivalents	134	13,480	578	16,483	—	30,675
Cash and cash equivalents at the beginning of the period	10	1,590	114	34,340	—	36,054
Cash and cash equivalents at the end of the period	$144	$15,070	$692	$50,823	$—	$66,729

(a)            Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2005
(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non- Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated

Cash flows from operating activities:
Net income	$83,283	$59,371	$29,300	$46,958	$(135,629)	$83,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	26,033	3,828	11,564	—	41,425
Equity income, net of distributions	(748)	176	(21,913)	(29,305)	51,790	—
Changes in operating assets and liabilities and other	3,835	(633)	1,119	6,369	—	10,690
Net cash provided by (used in) operating activities	86,370	84,947	12,334	35,586	(83,839)	135,398
Cash flows from investing activities:
Capital expenditures	—	(33,568)	(1,278)	(6,449)	—	(41,295)
Proceeds from sale of assets	—	—	85,466	395,431	—	480,897
Acquisition and investment in noncurrent assets	(522,574)	(1,487)	864	15,042	1,487	(506,668)
Other	141	—	—	(141)	—	—
Cash flows provided by (used in) investing activities	(522,433)	(35,055)	85,052	403,883	1,487	(67,066)
Cash flows from financing activities:
Distributions	(83,839)	(83,839)	—	—	83,839	(83,839)
Long-term debt borrowings	—	713,194	—	—	—	713,194
Long-term debt repayments	—	(513,467)	(123,668)	(63,385)	—	(700,520)
Net intercompany borrowings (repayments)	490,706	(180,760)	31,218	(341,164)	—	—
Other	29,197	—	—	1,487	(1,487)	29,197
Cash flows provided by (used in) financing activities	436,064	(64,872)	(92,450)	(403,062)	82,352	(41,968)
Effect of foreign exchange rate changes on cash	—	—	—	(833)	—	(833)
Net increase in cash and cash equivalents	1	(14,980)	4,936	35,574	—	25,531
Cash and cash equivalents at the beginning of the period	10	16,041	—	96	—	16,147
Cash and cash equivalents at the end of the period	$11	$1,061	$4,936	$35,670	$—	$41,678

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

Refined Product Pipelines. We own common carrier pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 6,449 miles, consisting of the Central West System which is connected to Valero Energy refineries and the East Pipeline and the North Pipeline which we acquired from Kaneb. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska.

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

Recent Developments

Effective January 1, 2006, we purchased a 23.77% interest in Capwood pipeline from Valero Energy for $12.8 million, which was paid from borrowings under our existing revolving credit agreement.  The Capwood pipeline is a 57-mile crude oil pipeline that extends from Patoka, Illinois to Wood River, Illinois.  Plains All American Pipeline L.P., the operator of the Capwood pipeline, owns the remaining 76.23% interest.  Our financial statements include the results of operations of our interest in the Capwood pipeline in the crude oil pipelines segment for the three and nine months ended September 30, 2006.

On March 30, 2006, we sold our Australia and New Zealand subsidiaries to ANZ Terminals Pty. Ltd., for $70.1 million.  The proceeds were used for working capital purposes, including paying down outstanding debt.  This transaction included the sale of eight terminals with an aggregate storage capacity of 1.1 million barrels.  For the nine months ended September 30, 2006, revenues and pre-tax income related to the Australia and New Zealand subsidiaries are included in loss from discontinued operations totaled $5.0 million and $0.6 million, respectively.

UDS Logistics, LLC, an indirect, wholly owned subsidiary of Valero Energy, owned 21.4% of our limited partner interests and the 2% general partner interest as of December 31, 2005.  On January 15, 2006, UDS Logistics, LLC, changed its name to Valero GP Holdings, LLC (Holdings).  Prior to July 19, 2006, Holdings completed certain organizational transactions resulting in Valero GP, LLC, Riverwalk Holdings, LLC, and Riverwalk Logistics, L.P. becoming wholly owned subsidiaries of Holdings.

On July 19, 2006, Holdings completed its initial public offering of 17.25 million units representing limited liability company interests at $22.00 per unit.  All of these units were sold by subsidiaries of Valero Energy.  As a result, Holdings did not receive any proceeds from this offering.  Valero Energy retains an approximate 59% ownership interest in Holdings, but has stated its intention to further reduce and ultimately sell all of its interest in Holdings.  We expect the acquisition to close in the fourth quarter of 2006 and to fund the acquisition with borrowings under our revolving credit agreement.

On September 18, 2006, we signed a definitive agreement to acquire a crude oil, storage and blending facility in St. James, Louisiana from Koch Supply and Trading, L.P. for $140 million.  The acquisition includes 17 crude oil tanks and three heated refined product tanks with a total capacity of approximately 3.3 million barrels. Additionally, the facility has a rail-loading facility and three docks with barge and ship access. The facility is located on approximately 220 acres of land on the west bank of the Mississippi River approximately 60 miles west of New Orleans and has an additional 585 acres of undeveloped land.  We expect the acquisition to close in the fourth quarter of 2006 and to fund the acquisition with borrowings under our revolving credit agreement.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,
	2006	2005	Change
Statement of Income Data:
Revenues:
Services revenues	$161,888	$148,210	$13,678
Product sales	129,135	110,175	18,960
Total revenues	291,023	258,385	32,638

Costs and expenses:
Cost of product sales	117,759	101,217	16,542
Operating expenses	82,502	68,429	14,073
General and administrative expenses	11,388	10,000	1,388
Depreciation and amortization	24,994	22,732	2,262
Total costs and expenses	236,643	202,378	34,265

Operating income	54,380	56,007	(1,627)
Equity income from joint ventures	1,464	1,541	(77)
Interest and other expenses, net	(15,289)	(14,637)	(652)
Income from continuing operations before income tax expense (benefit)	40,555	42,911	(2,356)
Income tax expense (benefit)	(614)	2,050	(2,664)
Income from continuing operations	41,169	40,861	308

Income (loss) from discontinued operations	—	4,306	(4,306)

Net income	41,169	45,167	(3,998)
Less general partner’s interest and incentive distributions	(4,310)	(3,892)	(418)
Limited partners’ interest in net income	$36,859	$41,275	$(4,416)

Weighted-average units outstanding	46,809,749	46,809,749

Income (loss) per unit applicable to limited partners:
Continuing operations	$0.79	$0.79	$—
Discontinued operations	—	0.09	(0.09)
Net income	$0.79	$0.88	$(0.09)

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended
	September 30,
	2006	2005	Change

Refined Product Terminals:
Throughput (barrels/day)(a)	267,144	253,415	13,729
Throughput revenues	$13,273	$12,387	$886
Storage lease revenues	62,925	56,411	6,514
Product sales (bunkering)	128,369	110,175	18,194
Total revenues	204,567	178,973	25,594
Cost of product sales	117,161	101,217	15,944
Operating expenses	49,555	39,450	10,105
Depreciation and amortization	11,249	11,936	(687)
Segment operating income	$26,602	$26,370	$232

Refined Product Pipelines:
Throughput (barrels/day)	722,952	688,126	34,826
Throughput revenues	$58,567	$53,749	$4,818
Product sales	766	—	766
Total revenues	59,333	53,749	5,584
Cost of product sales	598	—	598
Operating expenses	25,972	22,507	3,465
Depreciation and amortization	10,554	7,772	2,782
Segment operating income	$22,209	$23,470	$(1,261)

Crude Oil Pipelines:
Throughput (barrels/day)	410,211	382,615	27,596
Revenues	$15,072	$14,041	$1,031
Operating expenses	4,559	4,455	104
Depreciation and amortization	1,277	1,155	122
Segment operating income	$9,236	$8,431	$805

Crude Oil Storage Tanks:
Throughput (barrels/day)	513,904	504,060	9,844
Revenues	$12,051	$11,622	$429
Operating expenses	2,416	2,017	399
Depreciation and amortization	1,914	1,869	45
Segment operating income	$7,721	$7,736	$(15)

Consolidated Information:
Revenues	$291,023	$258,385	$32,638
Cost of product sales	117,759	101,217	16,542
Operating expenses	82,502	68,429	14,073
Depreciation and amortization	24,994	22,732	2,262
Segment operating income	65,768	66,007	(239)
General and administrative expenses	11,388	10,000	1,388
Consolidated operating income	$54,380	$56,007	$(1,627)

(a)           Excludes throughputs related to storage lease and bunkering operations.

Highlights

Income from continuing operations for the three months ended September 30, 2006 increased slightly compared to the three months ended September 30, 2005, despite a decline in consolidated segmental operating income.  Lower income tax expense for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, was offset by the decline in consolidated segmental operating income and higher general and administrative expense.

Consolidated segmental operating income for the three months ended September 30, 2006 decreased $0.2 million compared to the three months ended September 30, 2005, primarily due to a $1.2 million decrease in operating income for the refined product pipelines segment, partially offset by a $0.8 million increase in operating income for the crude oil pipelines segment and a $0.2 million increase in operating income for the refined product terminals segment.

Refined Product Terminals

Revenues increased by $25.6 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, primarily due to increases in bunkering revenues of $18.2 million and storage lease revenues of $6.5 million.  Bunkering revenue increased as more barrels were sold and at a higher average sales price.

Cost of product sales increased $15.9 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005 consistent with the increase in bunkering revenues.  Cost of product sales reflects the cost of bunker fuel sold to marine vessels at our facilities at St. Eustatius in the Caribbean and Point Tupper in Nova Scotia, Canada.

Operating expenses increased $10.1 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, primarily due to higher planned maintenance and reimbursable project expenses.  Reimbursable project expenses are charged back to our customers and its fluctuations are in conjunction with fluctuations in revenues.  Operating expenses further increased compared to the three months ended September 30, 2005, due to higher internal overhead expense.

Depreciation and amortization expense decreased $0.7 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, primarily due to the final purchase price allocation of our property and equipment related to the Kaneb Acquisition.

Refined Product Pipelines

Revenues increased by $5.6 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, primarily due to higher tariff rates as the annual index adjustment was effective July 1, 2006, coupled with supply dynamics in the El Paso market resulting in higher throughputs in the McKee to El Paso refined product pipeline system.  Revenues also increased due to the expansion of our refined product pipeline in South Texas and northeastern Mexico (Burgos project).  The Burgos project commenced operations on the Edinburg to Harlingen segment in October 2005, and the Harlingen to Brownsville segment in March 2006.  In addition, revenue increased by $0.8 million due to the commencement of butane blending on our east pipeline in the third quarter of 2006.

Cost of product sales totaled $0.6 million for the three months ended September 30, 2006 as butane blending on our central east pipelines commenced in the third quarter of 2006.  Cost of product sales reflects the cost of butane blended into gasoline on our east pipeline.

Operating expenses increased $3.5 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, primarily due to higher maintenance and internal overhead expenses.

Depreciation and amortization expense increased by $2.8 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, primarily due to the final purchase price allocation of our property and equipment related to the Kaneb Acquisition and completion of the Burgos project in July 2006.

Crude Oil Pipelines

Revenues increased by $1.0 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, due to higher tariff rates as the annual index adjustment was effective July 1, 2006.  In addition, our purchase of the Capwood pipeline, which increased throughputs by approximately 34,000 barrels per day, resulted in additional revenues of $0.4 million for the three months ended September 30, 2006.

Crude Oil Storage Tanks

Revenues increased by $0.4 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, primarily due to higher throughput at the Corpus Christi North Beach storage facility.  In addition, Valero Energy’s Corpus Christi refinery experienced the effects of two hurricanes and operating issues during the three months ended September 30, 2005, which resulted in lower throughputs and revenues for that period.

Operating expenses increased by $0.4 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, due to increased dockage and wharfage costs at the Corpus Christi North Beach storage facility.

General

General and administrative expenses increased by $1.4 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, primarily due to increased headcount resulting from a reduction in administrative services received from Valero Energy.

For the three months ended September 30, 2006, we recorded an income tax benefit of $0.6 million compared to income tax expense of $2.1 million for the three months ended September 30, 2005.  The income tax benefit for the three months ended September 30, 2006 resulted from a reduction in the Canadian federal income tax rate as well as adjustments to our deferred tax assets and liabilities based on the filing of our 2005 income tax returns.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Nine Months Ended September 30,
	2006	2005	Change
Statement of Income Data:
Revenues:
Services revenues	$461,911	$263,151	$198,760
Product sales	383,084	110,175	272,909
Total revenues	844,995	373,326	471,669

Costs and expenses:
Cost of product sales	350,260	101,217	249,043
Operating expenses	232,727	109,759	122,968
General and administrative expenses	30,323	17,064	13,259
Depreciation and amortization	74,022	40,255	33,767
Total costs and expenses	687,332	268,295	419,037

Operating income	157,663	105,031	52,632
Equity income from joint ventures	4,514	2,340	2,174
Interest and other expenses, net	(47,630)	(26,344)	(21,286)
Income from continuing operations before income tax expense	114,547	81,027	33,520
Income tax expense	1,997	2,050	(53)
Income from continuing operations	112,550	78,977	33,573

Income (loss) from discontinued operations	(377)	4,306	(4,683)

Net income	112,173	83,283	28,890
Less general partner’s interest and incentive distributions	(12,550)	(7,215)	(5,335)
Limited partners’ interest in net income	$99,623	$76,068	$23,555

Weighted-average units outstanding	46,809,749	31,051,243

Income (loss) per unit applicable to limited partners:
Continuing operations	$2.14	$2.31	$(0.17)
Discontinued operations	(0.01)	0.14	(0.15)
Net income	$2.13	$2.45	$(0.32)

	September 30,	December 31,
	2006	2005	Change
Balance Sheet Data:
Long-term debt, including current portion	$1,179,042	$1,170,705	$8,337
Partners’ equity	1,886,671	1,900,779	(14,108)
Debt-to-capitalization ratio (a)	38.5%	38.1%	0.4%

(a) Our debt-to-capitalization ratio is defined as our long-term debt, including current portion, divided by the sum of our long-term debt, including current portion, and partners’ equity.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Nine Months Ended September 30,
	2006	2005	Change

Refined Product Terminals:
Throughput (barrels/day) (a)	261,619	252,933	8,686
Throughput revenues	$36,689	$33,808	$2,881
Storage lease revenues	182,951	56,411	126,540
Product sales (bunkering)	382,318	110,175	272,143
Total revenues	601,958	200,394	401,564
Cost of product sales	349,662	101,217	248,445
Operating expenses	143,626	49,672	93,954
Depreciation and amortization	33,196	15,655	17,541
Segment operating income	$75,474	$33,850	$41,624

Refined Product Pipelines:
Throughput (barrels/day)	711,215	524,290	186,925
Throughput revenues	$162,814	$98,609	$64,205
Product sales	766	—	766
Total revenues	163,580	98,609	64,971
Cost of product sales	598	—	598
Operating expenses	69,510	41,362	28,148
Depreciation and amortization	31,296	15,533	15,763
Segment operating income	$62,176	$41,714	$20,462

Crude Oil Pipelines:
Throughput (barrels/day)	426,129	362,574	63,555
Revenues	$43,989	$39,601	$4,388
Operating expenses	12,546	12,464	82
Depreciation and amortization	3,809	3,457	352
Segment operating income	$27,634	$23,680	$3,954

Crude Oil Storage Tanks:
Throughput (barrels/day)	503,769	512,349	(8,580)
Revenues	$35,468	$34,722	$746
Operating expenses	7,045	6,261	784
Depreciation and amortization	5,721	5,610	111
Segment operating income	$22,702	$22,851	$(149)

Consolidated Information:
Revenues	$844,995	$373,326	$471,669
Cost of product sales	350,260	101,217	249,043
Operating expenses	232,727	109,759	122,968
Depreciation and amortization	74,022	40,255	33,767
Segment operating income	187,986	122,095	65,891
General and administrative expenses	30,323	17,064	13,259
Consolidated operating income	$157,663	$105,031	$52,632

(a) Excludes throughputs related to storage lease and bunkering operations.

Highlights

Income from continuing operations for the nine months ended September 30, 2006 increased $33.6 million compared to the nine months ended September 30, 2005 due to higher consolidated segmental operating income and higher equity earnings in joint ventures, partially offset by increased general and administrative expense and increased interest expense.  All of these increases predominantly resulted from the Kaneb Acquisition.

Consolidated segmental operating income for the nine months ended September 30, 2006 increased $65.9 million compared to the nine months ended September 30, 2005, primarily due to a $41.6 million increase in operating income for the refined product terminals segment and a $20.5 million increase in operating income for the refined product pipelines segment.  These increases relate primarily to the effect of the Kaneb Acquisition.

Refined Product Terminals

Revenues increased by $401.6 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, primarily due to the Kaneb Acquisition. The Kaneb Acquisition contributed $382.3 million of bunkering revenues and $183.0 million of storage lease revenues for the nine months ended September 30, 2006 compared to $110.2 million of bunkering revenues and $56.4 million of storage lease revenue for the period from the Kaneb Acquisition on July 1, 2005 to September 30, 2005.

Cost of product sales totaled $349.7 million for the nine months ended September 30, 2006 and $101.2 million for the period from the Kaneb Acquisition on July 1, 2005 to September 30, 2005.  Cost of product sales reflects the cost of bunker fuel sold to marine vessels at our facilities at St. Eustatius in the Caribbean and Point Tupper in Nova Scotia, Canada, which we acquired as part of the Kaneb Acquisition.

Operating expenses increased $94.0 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, primarily due to the inclusion of operating expenses related to the assets acquired in the Kaneb Acquisition.  Operating expenses further increased compared to the nine months ended September 30, 2005, due to increased internal overhead expense.

Depreciation and amortization expense increased $17.5 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, primarily due to an increase in our property and equipment related to the Kaneb Acquisition.

Refined Product Pipelines

Revenues increased by $65.0 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, primarily due to the Kaneb Acquisition, which increased throughputs by approximately 144,000 barrels per day, resulting in additional revenues of $55.6 million.  Revenues also increased due to the expansion of the Burgos project, which commenced operations on the Edinburg to Harlingen segment in October 2005, and the Harlingen to Brownsville segment in March 2006.  In addition, supply dynamics in the El Paso and Denver markets caused higher throughputs and revenues on the McKee to El Paso refined product pipeline system and the McKee to Denver refined product pipelines.

Operating expenses increased by $28.1 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, primarily due to the inclusion of operating expenses related to the assets acquired in the Kaneb Acquisition.

Depreciation and amortization expense increased by $15.8 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily due to increases in our property and equipment related to the Kaneb Acquisition.

Crude Oil Pipelines

Revenues increased by $4.4 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, due to higher revenues of $2.4 million on the Ardmore crude oil pipelines for the nine months ended September 30, 2006 as lower overall throughputs resulted from a maintenance turnaround at Valero Energy’s Ardmore refinery during the nine months ended September 30, 2005.   In addition, our purchase of the Capwood pipeline, which increased throughputs by approximately 41,000 barrels per day, resulted in additional revenues of $1.5 million.

Crude Oil Storage Tanks

Revenues increased by $0.7 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, primarily due to increased throughput in our Corpus Christi North Beach storage facility.  In addition, Valero Energy’s Corpus Christi refinery experienced a maintenance turnaround and effects of two hurricanes during 2005 which resulted in lower throughputs and revenues for the nine months ended September 30, 2005.

Operating expenses increased by $0.8 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, due to increased dockage and wharfage costs at the Corpus Christi North Beach storage facility.

General

General and administrative expenses increased by $13.3 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, due to increased headcount as a result of the Kaneb Acquisition.  This increase in general and administrative expenses was partially offset by a decrease of $2.3 million in the service fee charges to us under the 2006 Services Agreement by Valero Energy.

Equity income from joint ventures increased by $2.2 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, primarily related to our 50% ownership in a terminal and storage facility in Linden, New Jersey, which was acquired in the Kaneb Acquisition.

Interest expense increased by $21.3 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, due to higher average debt balances resulting from debt assumed in the Kaneb Acquisition and debt incurred to fund the Kaneb Acquisition combined with higher interest rates in 2006.

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

Additionally, Valero Energy charges us an administrative service fee for certain administrative functions, primarily information systems support, ad valorem taxes, risk management, and human resources administration.  If we cease to obtain such administrative services from Valero Energy our costs for those services may increase, which would adversely impact our results of operations.

Services Agreement

For the three and nine months ended September 30, 2006, Valero Energy charged us $0.3 million and $1.3 million, respectively, for administrative services.  Effective July 1, 2005, the services agreement was amended (the 2005 Services Agreement) to account for our significant growth following the closing of the Kaneb Acquisition resulting in an increase in the administrative fee to $13.8 million for the first year from July 1, 2005 to June 30, 2006.

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

Non-Compete Agreement

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

Administration Agreement

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

Amended and Restated 2000 Long-Term Incentive Plan

Effective October 1, 2006, the Valero GP, LLC 2000 Long-Term Incentive Plan was amended as follows:

•                  increase the number of units authorized for issuance under the Plan from 250,000 units (of which 223,147 have been granted to date) to 1,500,000 units;

•                  permit the “cashless-broker” exercise of options;

•                  provide that if an award under the Plan expires, is cancelled, exercised, paid or otherwise terminates without the delivery of units then the units covered by such award, to the extent of such expiration, cancellation, exercise, payment or termination, shall again be units with respect to which awards under the Plan may be granted;

•                  amend the Plan to meet the requirements of, and facilitate compliance with, Section 409A of the Internal Revenue Code; and

•                  amend the definition of “Change of Control” to reflect that as a result of its recently completed initial public offering, Valero GP Holdings, LLC is now the 100% owner of the general partner of Valero L.P.

St James Terminal Agreement

On September 20, 2006, we executed a terminal services agreement (St. James Terminal Agreement) with Valero Marketing and Supply Company (VMSC), a wholly owned subsidiary of Valero Energy.  Pursuant to the St. James Terminal Agreement, we will provide crude oil storage and blending services to VMSC at the facility in St. James, Louisiana for a monthly minimum throughput fee plus per barrel throughput charges.  The St. James Terminal Agreement has an initial term of five years with an option to extend for an additional five years with a one year notice from VMSC prior to the expiration of the initial term.

Technical Termination under IRC §708(b)(1)(B)

Valero Energy has stated its intention to sell its remaining interests in Holdings, pending market conditions.  If Valero Energy completes the sale of its remaining interests such that 50% or more of the total interests in Holding’s capital and profits are sold within a twelve-month period, Holding’s partnership will “terminate” for federal income tax purposes.  A technical “termination” is a federal income tax concept that has no impact on the day-to-day business or operations of a partnership.  A technical termination of Holdings will result in a deemed sale or exchange of its interests in our capital and profits.  This deemed sale or exchange of its interests in our capital and profits will also cause the technical termination of our partnership for federal tax purposes if this deemed sale, together with all other sales of our units, results in a sale or exchange of 50% or more of our capital and profits interest within a twelve-month period.  A technical termination would, among other things, result in the closing of our taxable year for all unitholders and would result in a deferral of depreciation and cost recovery deductions allowable in computing our taxable income.  Thus, if this occurs, our unitholders will be allocated an increased amount of federal taxable income for the year in which we are considered to be terminated, and for future years, as a percentage of the cash distributed to unitholders with respect to that period.  The technical termination of our partnership for federal income tax purposes would have no effect on our financial position or results of operations.

Outlook

For the remainder of 2006, we expect the results of the fourth quarter of 2006 to be lower than the third quarter of 2006 due to higher maintenance expenses and lower expected thoughputs due to seasonality.

Results for the first quarter of 2007 are expected to be lower than the fourth quarter of 2006 due to several planned outages at our customer’s refineries and continued lower expected thoughputs due to seasonality.

Despite lower expectations for the first quarter of 2007, we expect 2007 annual results to be comparable to 2006 as we expect operating income to increase by $15 to $20 million, which includes higher depreciation of approximately $15 million.  Operating income and depreciation expense are expected to increase primarily due to the effects of the following:

•                  a full year of operations in 2007 of the St. James crude oil terminal as we expect to complete the acquisition in the fourth quarter of 2006;

•                  a full year of operations in 2007 of the Burgos project which was completed in July 2006; and

•                  terminal expansion projects at St. Eustatius in the Caribbean and Amsterdam in the Netherlands as well as other  projects that are expected to start contributing to our results of operations in 2007.

In addition, we expect higher interest expense to offset the increase in operating income due to higher debt balances, including borrowings related to funding the acquisitions and capital expenditures described above.

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

Cash Flows for the Nine Months Ended September 30, 2006 and 2005

Net cash provided by operating activities for the nine months ended September 30, 2006 was $182.0 million compared to $135.4 million for the nine months ended September 30, 2005.  The increase in cash generated from operating activities is primarily due to higher net income adjusted for non-cash items.

Net cash provided by operating activities for the nine months ended September 30, 2006, combined with available cash on hand, were used to fund distributions to unitholders and the general partner in the aggregate amount of $135.6 million.  The proceeds from long-term debt borrowings totaling $59.0 million were used to fund the purchase of the Capwood pipeline and a portion of our capital expenditures.  The proceeds from the sale of the Australia and New Zealand subsidiaries totaling $70.1 million were used for working capital purposes, including paying down outstanding debt.

The net cash provided by operating activities for the nine months ended September 30, 2005 was $135.4 million.  The net cash provided by operations, combined with available cash on hand, were used to fund distributions to unitholders and the general partner in the aggregate amount of $83.8 million.  Proceeds from long-term debt borrowings totaling $713.2 million, combined with proceeds from the general partner contribution totaling $29.2 million and proceeds received from the sale of Martin Oil LLC to a subsidiary of Valero Energy totaling $26.8 million were used to fund the acquisition of KSL, repay certain outstanding indebtedness of KSL and KPP and to fund capital expenditures and investment of other noncurrent assets of $42.3 million.  Proceeds received from the sale of the Held Separate Businesses on September 30, 2005 were used to repay debt outstanding under the $400 Million Revolving Credit Agreement and the $525 Million Term Loan Agreement.

Partners’ Equity

Cash Distributions. On July 19, 2006, we declared a quarterly cash distribution of $0.885 per unit to be paid on August 14, 2006 to unitholders of record on August 7, 2006, which totaled $45.8 million.  On October 26, 2006, we declared a quarterly cash distribution of $0.915 per unit to be paid on November 14, 2006 to unitholders of record on November 7, 2006, which totaled $47.7 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands of Dollars)

General partner interest	$955	$879	$2,787	$2,157
General partner incentive distribution	3,909	3,049	10,869	7,210
Total general partner distribution	4,864	3,928	13,656	9,367
Limited partners’ distribution	42,830	40,022	125,684	98,478
Total cash distributions	$47,694	$43,950	$139,340	$107,845

Cash distributions per unit applicable to limited partners	$0.915	$0.855	$2.685	$2.510

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

During the nine months ended September 30, 2006, we incurred reliability capital expenditures of $22.8 million, including $1.5 million related to noncurrent assets, primarily related to the upgrade and enhancement of the assets acquired with the Kaneb Acquisition.  Strategic growth capital expenditures of $56.9 million, including $7.9 million related to noncurrent assets, during the nine months ended September 30, 2006 primarily related to the Burgos project, which we completed in July 2006, the St Eustatius tank expansion and other terminal expansion projects.

For the remainder of 2006, we expect to incur approximately $75 million of capital expenditures, including $20 million for reliability capital projects and $55 million for strategic growth capital projects.  We continuously evaluate our capital forecast and make changes as economic conditions warrant.  If conditions warrant, our actual capital expenditures for 2006 may exceed the forecasted amounts.

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

Our $525 Million Term Loan Agreement, $400 Million Revolving Credit Agreement and UK Term Loan all require that we maintain certain financial ratios and include other restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exist or would result from the distribution. Our management believes that we are in compliance with all of these ratios and covenants as of September 30, 2006.

$400 Million Revolving Credit Agreement

During the nine months ended September 30, 2006, we borrowed $59.0 million under our $400 Million Revolving Credit Agreement to fund the purchase of the Capwood pipeline and our capital expenditures.  Additionally, we repaid $48.0 million during the nine months ended September 30, 2006.  The $400 Million Revolving Credit Agreement bears interest based on either an alternative base rate or LIBOR, which was 5.9% as of September 30, 2006.  As of September 30, 2006, we had $384.1 million available for borrowing under our $400 Million Revolving Credit Agreement.  Additionally, we may request an increase in the amount of commitments under our $400 Million Revolving Credit Agreement for up to a maximum of $600 million.

The terms of our 6.05% and 6.875% senior notes require that Valero Energy or an investment grade entity own, directly or indirectly, 51% of our general partner interests, which will no longer be the case if Valero Energy sells its remaining interests in Holdings. Within 30 days of such a sell down by Valero Energy, we would be required to provide notice to the noteholders in which we offer to purchase the senior notes at a price equal to 100% of the principal amount, plus accrued interest through the date of purchase.

We believe that our cash on hand, cash from operations, and sources of liquidity described above, including the increase in our $400 Million Revolving Credit Agreement to a maximum of $600 million, would be sufficient to satisfy our capital needs for acquisitions, capital expenditures, and the potential need to repurchase our senior notes.

Interest Rate Swaps

As of September 30, 2006, the weighted-average interest rate for our interest rate swaps was 7.0%.  As of September 30, 2006 and December 31, 2005, the aggregate estimated fair value of the interest rate swaps included in other long-term liabilities in our consolidated balance sheets was $5.0 million and $4.0 million, respectively.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

	September 30, 2006
	Expected Maturity Dates
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$566	$611	$660	$713	$770	$894,202	$897,522	$936,290
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	6.6%	6.6%
Variable rate	$—	$—	$—	$—	$—	$240,000	$240,000	$240,000
Average interest rate	—	—	—	—	—	6.0%	6.0%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(4,981)
Average pay rate	7.0%	6.8%	6.6%	6.7%	6.8%	6.8%	6.8%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%

	December 31, 2005
	Expected Maturity Dates
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$1,046	$611	$660	$713	$36,901	$854,881	$894,812	$954,039
Average interest rate	8.0%	8.0%	8.0%	8.0%	6.7%	6.6%	6.6%
Variable rate	$—	$—	$—	$—	$229,000	$—	$229,000	$229,000
Average interest rate	—	—	—	—	5.2%	—	5.2%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(4,002)
Average pay rate	6.6%	6.6%	6.6%	6.6%	6.7%	6.6%	6.6%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%

Item 4. Controls and Procedures

(a)       Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of the principal executive officer and principal financial officer of Valero GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2006.

(b)       Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2005, or our quarterly report on Form 10-Q for the quarter ended June 30, 2006.

Environmental Enforcement Matters

As we first reported in our quarterly report on Form 10-Q for the quarter ended June 30, 2006, the California Bay Area Air Quality Management District proposed penalties totaling $494,000 for alleged air violations at the Martinez Terminal. The Martinez Terminal was sold to Pacific Energy Group LLC, a subsidiary of Pacific Energy Partners, L.P., on September 30, 2005. As part of the asset purchase agreement, Pacific Energy Group LLC, a subsidiary of Pacific Energy Partners, L.P., assumed responsibility for the notices of violation at the Martinez Terminal.  A settlement agreement has been signed by all parties, and Pacific will pay the total amount of penalty assessed.

We are also a party to additional claims and legal proceedings arising in the ordinary course of business.  We believe that the possibility is remote that the final outcome of any of these claims or proceedings to which we or our subsidiaries are a party would have a material adverse effect on our financial position, results of operations or liquidity; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operation, financial position or liquidity.

Item 4.   Submission of Matters to a Vote of Security Holders

On August 18, 2006, Valero L.P. filed a definitive proxy statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 to solicit the consent of its unitholders to approve certain amendments to the Valero GP, LLC Amended and Restated 2000 Long-Term Incentive Plan (the Plan).

As further described in the proxy statement, the proposed amendments to the Plan were to:

•                  increase the number of Units authorized for issuance under the Plan from 250,000 Units (of which 221,556 have been granted to date) to 1,500,000 Units;

•                  permit the “cashless-broker” exercise of options;

•                  provide that if an award under the Plan expires, is cancelled, exercised, paid or otherwise terminates without the delivery of Units then the Units covered by such award, to the extent of such expiration, cancellation, exercise, payment or termination, shall again be Units with respect to which awards under the Plan may be granted;

•                  amend the Plan to meet the requirements of, and facilitate compliance with, Section 409A of the Code; and

•                  amend the definition of “Change of Control” to reflect that as a result its recently completed initial public offering, Valero GP Holdings, LLC is now the 100% owner of the general partner of Valero L.P.

The consent expired on September 18, 2006.  The unitholders approved the proposal and voted as follows:

For	Against	Abstain	Non-Votes
23,968,943	2,141,205	335,634	0

Item 6.  Exhibits

Exhibit 10.01

Terminal Services Agreement executed September 20, 2006, between Valero Logistics Operations, L.P. and Valero Marketing and Supply Company- incorporated by reference to Exhibit 10.01 to Valero L.P.’s Current Report on Form 8-K dated September 28, 2006 and filed October 3, 2006.

+	Exhibit 10.02	Second Amended and Restated 2000 Long-Term Incentive Plan- incorporated by reference to Exhibit 10.01 to Valero L.P.’s Current Report on Form 8-K dated September 18, 2006 and filed September 22, 2006.
*	Exhibit 10.03	Non-Compete Agreement between Valero GP Holdings, LLC, Valero L.P., Riverwalk Logistics, L.P. and Valero GP, LLC, effective as of July 19, 2006.
*	Exhibit 10.04	Administration Agreement between Valero GP Holdings, LLC and Valero GP, LLC, effective as of July 19, 2006.
+*	Exhibit 10.05	Change of Control Severance Agreement by and among Valero L.P., Valero GP, LLC and Curtis V. Anastasio, dated November 6, 2006.
+*	Exhibit 10.06	Form of Change of Control Severance Agreement by and among Valero L.P., Valero GP, LLC and each of the executive officers of Valero GP, LLC, all dated November 6, 2006.

+	Exhibit 10.07

Form of Unit Option Award Agreement under the Valero GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan — incorporated by reference to Exhibit 10.02 to Valero L.P.’s Current Report on Form 8-K dated November 2, 2006 and filed November 3, 2006.

+	Exhibit 10.08

Form of Restricted Unit Award Agreement under the Valero GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan — incorporated by reference to Exhibit 10.03 to Valero L.P.’s Current Report on Form 8-K dated November 2, 2006 and filed November 3, 2006.

*	Exhibit 12.01	Statement of Computation of Ratio of Earnings to Fixed Charges

*	Exhibit 31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)

*	Exhibit 32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

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
November 8, 2006

By:	/s/ Steven A. Blank

Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
November 8, 2006

By:	/s/ Thomas R. Shoaf

Thomas R. Shoaf
Vice President and Controller
November 8, 2006