Form 10-K
period 2006-12-31
VALERO L P
filed 2007-02-28
CIK 1110805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-16417

VALERO L.P.

(Exact name of registrant as specified in its charter)

Delaware	74-2956831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Valero Way San Antonio, Texas	78249
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (210) 345-2000

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

The aggregate market value of the common units held by non-affiliates was approximately $1,806 million based on the last sales price quoted as of June 30, 2006, the last business day of the registrant’s most recently completed second quarter.

The number of common units outstanding as of February 1, 2007 was 46,809,749.

PART I

Unless otherwise indicated, the terms “Valero L.P.,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to Valero L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. In the following Items 1., 1A. and 2., “Business, Risk Factors and Properties,” we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources. The words “forecasts,” “intends,” “believes,” “expects,” “plans,” “scheduled,” “goal,” “may,” “anticipates,” “estimates” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. You are cautioned that such forward-looking statements should be read in conjunction with our disclosures beginning on page 34 of this report under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION.”

ITEMS 1., 1A.	and 2. BUSINESS, RISK FACTORS AND PROPERTIES

OVERVIEW

Valero L.P. is a Delaware limited partnership formed in 1999 that completed its initial public offering of common units on April 16, 2001. Our common units are traded on the New York Stock Exchange (NYSE) under the symbol “VLI.” Our principal executive offices are located at One Valero Way, San Antonio, Texas 78249 and our telephone number is (210) 345-2000.

Our operations are managed by Valero GP, LLC, the general partner of Riverwalk Logistics, L.P., our general partner. Valero GP, LLC is a wholly owned subsidiary of Valero GP Holdings, LLC (Valero GP Holdings).

We conduct our operations through our wholly owned subsidiaries, primarily Valero Logistics Operations, L.P. (Valero Logistics) and Kaneb Pipe Line Operating Partnership, L.P. (KPOP). We have four business segments: refined product terminals, refined product pipelines, crude oil pipelines and crude oil storage tanks. As of December 31, 2006, our assets included:

•

65 refined product terminal facilities providing approximately 57.5 million barrels of storage capacity and one crude oil terminal facility providing approximately 3.3 million barrels of storage capacity;

•	8,259 miles of refined product pipelines, including 2,000 miles of anhydrous ammonia pipelines, with 21 associated terminals providing storage capacity of 4.8 million barrels;

•	854 miles of crude oil pipelines with 11 associated storage tanks providing storage capacity of 1.7 million barrels; and

•	60 crude oil storage tanks providing storage capacity of 12.5 million barrels.

We generate revenues by:

•	charging tariffs for transporting crude oil, refined products and ammonia through our pipelines;

•	charging fees for the use of our terminals and crude oil storage tanks and related ancillary services; and

•	selling bunker fuel to marine vessels.

Our business strategy is to increase per unit cash distributions to our partners through:

•	continuous improvement of our operations by improving safety and environmental stewardship, cost controls and asset reliability and integrity;

•	internal growth through enhancing the utilization of our existing assets by expanding our business with current and new customers as well as investments in strategic expansion projects; and

•	external growth from acquisitions that meet our financial and strategic criteria.

Our largest customer is Valero Energy, which accounted for 23% and 34% of our revenues for the years ended December 31, 2006 and 2005, respectively. Please read the disclosure contained in Note 14 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information.

Our internet website address is http://www.valerolp.com. Information contained on our website is not part of this report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (SEC) are available on our internet website (in the “Investor Relations” section), free of charge, as soon as reasonably practicable after we file or furnish such material. We also post our corporate governance guidelines, code of business conduct and ethics, code of ethics for senior financial officers and the charters of our board’s committees in the same website location. Our governance documents are available in print to any unitholder that makes a written request to Corporate Secretary, Valero L.P., P.O. Box 696000, San Antonio, Texas 78269-0600.

The term “throughput” as used in this document generally refers to the crude oil or refined product barrels or tons of ammonia, as applicable, that pass through each pipeline, terminal or storage tank.

RECENT DEVELOPMENTS

On February 16, 2007, we announced that we would change our name to NuStar Energy, L.P. (NYSE: NS). Also, Valero GP Holdings, LLC, our general partner, announced it would change its name to NuStar GP Holdings, LLC (NYSE: NGP). Both name changes are expected to be effective April 1, 2007.

On December 1, 2006, we acquired a crude oil storage and blending facility in St. James, Louisiana from Koch Supply and Trading, L.P. for approximately $141.7 million. The acquisition includes 17 crude oil tanks with a total capacity of approximately 3.3 million barrels. Additionally, the facility has three docks with barge and ship access. The facility is located on approximately 220 acres of land on the west bank of the Mississippi River approximately 60 miles west of New Orleans and has an additional 675 acres of undeveloped land. We funded the acquisition with borrowings under our revolving credit agreement.

On July 19, 2006, certain subsidiaries of Valero Energy Corporation (Valero Energy) sold 17,250,000 units of Valero GP Holdings (NYSE: VEH) in an initial public offering (IPO) for a price to the public of $22.00 per unit. On December 22, 2006, Valero Energy sold their remaining ownership interest in Valero GP Holdings in a secondary public offering. The 25,250,000 units representing limited liability company interests of Valero GP Holdings sold at a price of $21.62 per unit. Included in the 25,250,000 units sold were 4,700,000 unregistered units sold to Mr. William Greehey, Chairman of our board of directors, at a price of $21.62 per unit. Valero GP Holdings did not receive any proceeds from the IPO or the secondary public offering, and Valero Energy’s indirect ownership interest in Valero GP Holdings has been reduced to zero.

On March 30, 2006, we sold our subsidiaries located in Australia and New Zealand to ANZ Terminals Pty. Ltd., for total proceeds of $70.1 million. This transaction included the sale of eight terminals with an aggregate storage capacity of 1.1 million barrels.

Effective January 1, 2006, we purchased a 23.77% interest in the Capwood pipeline from Valero Energy for $12.8 million. The Capwood pipeline is a 57-mile crude oil pipeline that extends from Patoka, Illinois to Wood River, Illinois. Plains All American Pipeline L.P., the operator of the Capwood pipeline, owns the remaining 76.23% interest.

On July 1, 2005, we completed our acquisition (the Kaneb Acquisition) of Kaneb Services LLC (KSL) and Kaneb Pipe Line Partners, L.P. (KPP, and, together with KSL, Kaneb). We acquired all of KSL’s outstanding equity securities for approximately $509 million in cash. Additionally, we issued approximately 23.8 million of our common units valued at approximately $1.45 billion in exchange for all of the outstanding common units of KPP.

SEGMENTS

Our four reportable business segments are refined product terminals, refined product pipelines, crude oil pipelines and crude oil storage tanks. Detailed financial information about our segments is included in Note 18 in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

REFINED PRODUCT TERMINALS

Our terminal facilities provide storage and handling services on a fee basis for petroleum products, specialty chemicals, crude oil and other liquids. In addition, our terminals located on the island of St. Eustatius, Netherlands Antilles and in Point Tupper, Nova Scotia sell bunker fuel and provide ancillary services, such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services. As of December 31, 2006, we owned and operated:

•	56 terminals in the United States, with a total storage capacity of approximately 35.2 million barrels;

•	A terminal on the island of St. Eustatius, Netherlands Antilles with a tank capacity of 11.3 million barrels and a transshipment facility;

•	A terminal located in Point Tupper, Nova Scotia with a tank capacity of 7.6 million barrels and a transshipment facility;

•	Six terminals located in the United Kingdom and one terminal located in Amsterdam, the Netherlands, having a total storage capacity of approximately 6.7 million barrels; and

•	A terminal located in Nuevo Laredo, Mexico.

Our five largest terminal facilities are located on the island of St. Eustatius, Netherlands Antilles; in Point Tupper, Nova Scotia; in Piney Point, Maryland; in Linden, New Jersey (50% owned joint venture); and in St. James, Louisiana.

Description of Largest Terminal Facilities

St. Eustatius, Netherlands Antilles. We own and operate an 11.3 million barrel petroleum storage and terminalling facility located on the Netherlands Antilles island of St. Eustatius, which is located at a point of minimal deviation from major shipping routes. This facility is capable of handling a wide range of petroleum products, including crude oil and refined products, and it can accommodate the world’s largest tankers for loading and discharging crude oil and other petroleum products. A two-berth jetty, a two-berth monopile with platform and buoy systems, a floating hose station and an offshore single point mooring buoy with loading and unloading capabilities serve the terminal’s customers’ vessels. The St. Eustatius facility has a total of 51 tanks. The fuel oil and petroleum product facilities have in-tank and in-line blending capabilities, while the crude tanks have tank-to-tank blending capability as well as in-tank mixers. In addition to the storage and blending services at St. Eustatius, this facility sells bunker fuel to marine vessels, and has the flexibility to utilize certain storage capacity for both feedstock and refined products to support our atmospheric distillation unit. This unit is capable of processing up to 25,000 barrels per day of feedstock, ranging from condensates to heavy crude oil. We own and operate all of the berthing facilities at the St. Eustatius terminal. Separate fees apply for the use of the berthing facilities as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response services and other ship services.

In 2006, we began construction on a 1.7 million barrel expansion project consisting of six storage tanks at our St. Eustatius facility, which we expect to increase the storage capacity by 0.5 million barrels in the 2nd quarter of 2007, 0.5 million barrels in the 3rd quarter of 2007 and 0.7 million barrels in the 2nd quarter of 2008.

Point Tupper, Nova Scotia. We own and operate a 7.6 million barrel terminalling and storage facility located at Point Tupper on the Strait of Canso, near Port Hawkesbury, Nova Scotia, which is located approximately 700 miles from New York City and 850 miles from Philadelphia. This facility is the deepest independent, ice-free marine terminal on the North American Atlantic coast, with access to the East Coast and Canada as well as the Midwestern United States via the St. Lawrence Seaway and the Great Lakes system. With one of the premier jetty facilities in North America, the Point Tupper facility can accommodate substantially all of the world’s largest, fully laden very large crude carriers and ultra large crude carriers for loading and discharging crude oil, petroleum products and petrochemicals. Crude oil and petroleum product movements at the terminal are fully automated. Separate fees apply for the use of the jetty facility as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response services and other ship services. We also charter tugs, mooring launches and other vessels to assist with the movement of vessels through the Strait of Canso and the safe berthing of vessels at the terminal facility.

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

Linden, New Jersey. We own 50% of ST Linden Terminal LLC, which owns a terminal and storage facility in Linden, New Jersey. The terminal is located on a 44-acre facility that provides it with deep-water terminalling capabilities at New York Harbor. This terminal primarily stores petroleum products, including gasoline, jet fuel and fuel oils. The facility has a total capacity of approximately 3.8 million barrels in 22 tanks, can receive products via ship, barge and pipeline and delivers product by ship, barge, pipeline and truck. The terminal includes two docks and leases a third with draft limits of 35, 24 and 24 feet, respectively.

In 2006, we began an expansion project that will add approximately 250 thousand barrels of capacity and improve pipeline connections to the Linden terminal with estimated completion in fourth quarter 2007.

St. James, Louisiana. Our terminal has 17 crude oil storage tanks with a total capacity of approximately 3.3 million barrels. Additionally, the facility has a rail-loading facility and three docks with barge and ship access. The facility is located on approximately 220 acres of land on the west bank of the Mississippi River approximately 60 miles west of New Orleans and has an additional 675 acres of undeveloped land.

We expect to start construction of four crude oil storage tanks with capacity of approximately 1.5 million barrels at our St. James facility in the first quarter 2007, with completion estimated by mid-2008.

The following table outlines our terminal locations, tank capacity in barrels, number of tanks and primary products handled:

Facility	Tank Capacity	Number of Tanks	Primary Products Handled
Major U.S. Terminals:
Piney Point, MD	5,404,000	28	Petroleum, asphalt
Linden, NJ (a)	3,797,000	22	Petroleum
St. James, LA	3,345,000	17	Crude oil and feedstocks
Selby, CA	3,042,000	23	Petroleum, ethanol
Jacksonville, FL	2,072,000	31	Petroleum
Texas City, TX	2,003,000	117	Chemicals, petrochemicals, petroleum

Other U.S. Terminals:
Montgomery, AL	162,000	7	Petroleum
Moundville, AL	310,000	6	Petroleum
Tucson, AZ (b)	85,000	4	Petroleum
Los Angeles, CA	606,000	19	Petroleum
Pittsburg, CA	361,000	10	Asphalt
Stockton, CA	692,000	31	Petroleum, ethanol, fertilizer
Colorado Springs, CO	320,000	7	Petroleum
Denver, CO	110,000	9	Petroleum
Bremen, GA	178,000	8	Petroleum
Brunswick, GA	310,000	3	Fertilizer, pulp liquor
Columbus, GA	171,000	20	Petroleum, chemicals, caustic
Macon, GA	307,000	10	Petroleum
Savannah, GA	910,000	23	Petroleum, caustic
Blue Island, IL	749,000	19	Petroleum, ethanol
Peru, IL (c)	221,000	8	Fertilizer
Indianapolis, IN	412,000	18	Petroleum
Westwego, LA	852,000	53	Molasses, caustic, chemicals, lube oil, fertilizer
Andrews AFB Pipeline, MD	72,000	3	Petroleum
Baltimore, MD	837,000	49	Chemicals, asphalt
Salisbury, MD	177,000	14	Petroleum
Winona, MN	270,000	8	Fertilizer
Reno, NV	107,000	7	Petroleum

Facility	Tank Capacity	Number of Tanks	Primary Products Handled
Linden, NJ	445,000	10	Petroleum
Paulsboro, NJ	69,000	9	Petroleum
Alamogordo, NM	120,000	5	Petroleum
Albuquerque, NM	245,000	10	Petroleum
Rosario, NM	160,000	8	Asphalt
Catoosa, OK	340,000	24	Asphalt
Portland, OR	1,039,000	29	Petroleum, ethanol
Abernathy, TX	165,000	9	Petroleum
Almeda, TX (c)	105,000	4	Petroleum
Amarillo, TX	265,000	10	Petroleum
Corpus Christi, TX	357,000	11	Petroleum
Edinburg, TX	187,000	5	Petroleum
El Paso, TX (b)	343,000	12	Petroleum
Harlingen, TX	315,000	7	Petroleum
Houston, TX (Hobby Airport)	106,000	4	Petroleum
Houston, TX	90,000	6	Asphalt
Laredo, TX	320,000	7	Petroleum
Placedo, TX	97,000	4	Petroleum
San Antonio (east), TX	148,000	5	Petroleum
San Antonio (south), TX	215,000	5	Petroleum
Southlake, TX	285,000	5	Petroleum
Texas City, TX	146,000	12	Petroleum
Dumfries, VA	548,000	14	Petroleum, asphalt
Virginia Beach, VA	41,000	2	Petroleum
Tacoma, WA	364,000	14	Petroleum, ethanol
Vancouver, WA	198,000	13	Chemicals
Vancouver, WA	304,000	6	Petroleum
Milwaukee, WI	308,000	7	Petroleum, ethanol

Total U.S. Terminals	35,207,000	831

Foreign Terminals:
St. Eustatius, Netherlands Antilles	11,315,000	51	Petroleum, crude oil
Point Tupper, Canada	7,555,000	37	Petroleum, crude oil
Grays, England	1,945,000	53	Petroleum
Eastham, England	2,185,000	162	Chemicals, petroleum, animal fats
Runcorn, England	146,000	4	Molten sulfur
Grangemouth, Scotland	530,000	46	Petroleum, chemicals and molasses
Glasgow, Scotland	344,000	16	Petroleum
Belfast, Northern Ireland	407,000	41	Petroleum
Amsterdam, the Netherlands	1,129,000	40	Petroleum
Nuevo Laredo, Mexico	34,000	5	Petroleum

Total Foreign Terminals	25,590,000	455

(a)	We own 50% of this terminal through a joint venture.
(b)	We own a 66.67% undivided interest in the El Paso refined product terminal and a 50% undivided interest in the Tucson refined product terminal. The tankage capacity and number of tanks represent the proportionate share of capacity attributable to our ownership interest.
(c)	Terminal is temporarily idled.

Terminal Operations

Revenues for the refined product terminals segment include fees for tank storage agreements, whereby a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage lease revenues), and throughput agreements, whereby a customer pays a fee per barrel for volumes moving through our terminals (throughput revenues). Our terminals also provide blending, handling and filtering services. Revenues for the refined product terminals segment also include the sale of bunker fuel to marine vessels, at Point Tupper in Nova Scotia, Canada and St. Eustatius, Netherland Antilles in

the Caribbean for which we earn revenues based upon a price per metric ton applied to the number of metric tons delivered to our customer. Our facilities at Point Tupper and St. Eustatius also charge fees to provide ancillary services such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services.

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

Customers

We provide terminalling services for crude oil and refined petroleum products to many of the world’s largest producers of crude oil, integrated oil companies, chemical companies, oil traders and refiners. The largest customer of our refined product terminals segment is Valero Energy, which accounted for $53.2 million, or 6.6% of the total revenues of the segment, for the year ended December 31, 2006. No other customer accounted for more than 10% of the revenues of the segment for this period. Our crude oil transshipment customers include an oil producer that leases and utilizes 5.0 million barrels of storage at St. Eustatius and a major international oil company which leases and utilizes 3.6 million barrels of storage at Point Tupper, both of which have long-term contracts with us. In addition, two different international oil companies each lease and utilize more than 1.0 million barrels of clean products storage at St. Eustatius and Point Tupper. Also in Canada, a consortium consisting of major oil companies sends natural gas liquids via pipeline to certain processing facilities on land leased from us. After processing, certain products are stored at the Point Tupper facility under a long-term contract. In addition, our blending capabilities have attracted customers who have leased capacity primarily for blending purposes and who have contributed to our bunker fuel and bulk product sales.

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

Independent terminal owners generally compete on the basis of the location and versatility of terminals, service and price. A favorably located terminal will have access to various cost effective transportation modes both to and from the terminal. Transportation modes typically include waterways, railroads, roadways and pipelines. Terminals located near deep-water port facilities are referred to as “deep-water terminals” and terminals without such facilities are referred to as “inland terminals,” although some inland facilities located on or near navigable rivers are served by barges.

Terminal versatility is a function of the operator’s ability to offer complex handling requirements for diverse products. The services typically provided by the terminal include, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as receipt at and delivery from the terminal, all of which must be in compliance with applicable environmental regulations. A terminal operator’s ability to obtain attractive pricing is often dependent on the quality, versatility and reputation of the facilities owned by the operator. Although many products require modest terminal modification, operators with versatile storage capabilities typically require less modification prior to usage, ultimately making the storage cost to the customer more attractive.

The main competition at our St. Eustatius and Point Tupper locations for crude oil handling and storage is from “lightering,” which is the process by which liquid cargo is transferred to smaller vessels, usually while at sea. The price differential between lightering and terminalling is primarily driven by the charter rates for vessels of various sizes. Lightering generally takes significantly longer than discharging at a terminal. Depending on charter rates, the longer charter period associated with lightering is generally offset by various costs associated with terminalling, including storage costs, dock charges and spill response fees. However, terminalling is generally safer and reduces the risk of environmental damage associated with lightering, provides more flexibility in the scheduling of deliveries and allows our customers to deliver their products to multiple locations. Lightering in U.S. territorial waters creates a risk of liability for owners and shippers of oil under the U.S. Oil Pollution Act of 1990 and other state and federal legislation. In Canada, similar liability exists under the Canadian Shipping Act. Terminalling also provides customers with the ability to access value added terminal services.

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

REFINED PRODUCT PIPELINES

Our refined product pipelines operations consist primarily of the transportation of refined petroleum products as a common carrier in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 6,259 miles. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. As of December 31, 2006, we owned and operated:

•

26 refined product pipelines with an aggregate length of 3,919 miles that connect Valero Energy’s McKee, Three Rivers, Corpus Christi and Ardmore refineries to certain of Valero L.P.’s terminals, or to interconnections with third-party pipelines for further distribution, including a 25-mile crude hydrogen pipeline (collectively, the Central West System);

•

a 1,900-mile refined product pipeline originating in southern Kansas and terminating at Jamestown, North Dakota, with a western extension to North Platte, Nebraska and an eastern extension into Iowa (the East Pipeline);

•	a 440-mile refined product pipeline originating at Tesoro Corporation’s Mandan, North Dakota refinery (the Tesoro Mandan refinery) and terminating in Minneapolis, Minnesota (the North Pipeline); and

•	a 2,000-mile anhydrous ammonia pipeline originating at the Louisiana delta area that travels through the midwestern United States and terminates in Nebraska and Indiana (the Ammonia Pipeline).

We charge tariffs on a per barrel basis for transporting refined products in our refined product pipelines and on a per ton basis for transporting anhydrous ammonia in our ammonia pipeline.

Description of Pipelines

Central West System. The pipelines included in the Central West System were constructed to support the refineries to which they are connected. These pipelines are physically integrated with and principally serve refineries owned by Valero Energy. We have entered into various agreements with Valero Energy governing the usage of these pipelines. Please read the disclosure contained in Note 14 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information.

The refined products transported in these pipelines include gasoline, distillates (including diesel and jet fuel), natural gas liquids (such as propane and butane), blendstocks and other products produced by Valero Energy’s refineries. These pipelines connect certain of Valero Energy’s refineries to key markets in Texas, New Mexico and Colorado.

The following table lists information about each of our refined product pipelines included in the Central West System:

					Year Ended December 31, 2006
Origin and Destination	Valero Energy Refinery	Length	Ownership	Capacity	Throughput	Capacity Utilization
		(Miles)		(Barrels/Day)	(Barrels/Day)
McKee to El Paso, TX	McKee	408	67%	40,000	36,997	92%
McKee to Colorado Springs, CO (a)	McKee	256	100%	38,000	13,137	80%
Colorado Springs, CO to Airport	McKee	2	100%	14,000	1,109	8%
Colorado Springs to Denver, CO	McKee	101	100%	32,000	17,782	56%
McKee to Denver, CO	McKee	321	30%	9,870	8,332	84%
McKee to Amarillo, TX (6”) (a)(b)	McKee	49	100%	51,000	35,750	70%
McKee to Amarillo, TX (8”) (a)(b)	McKee	49	100%
Amarillo to Abernathy, TX (a)	McKee	102	67%	11,733	6,802	69%
Amarillo, TX to Albuquerque, NM	McKee	293	50%	17,150	8,987	52%
Abernathy to Lubbock, TX (a)	McKee	19	46%	8,029	1,279	16%
McKee to Skellytown, TX	McKee	53	100%	52,000	7,605	15%
Skellytown to Mont Belvieu,TX	McKee	572	50%	26,000	10,756	41%
McKee to Southlake, TX	McKee	375	100%	27,300	18,563	68%
Three Rivers to San Antonio, TX	Three Rivers	81	100%	33,600	31,781	95%
Three Rivers to US/Mexico International Border near Laredo, TX	Three Rivers	108	100%	32,000	23,049	72%
Corpus Christi to Three Rivers, TX	Corpus Christi	68	100%	32,000	7,173	22%
Three Rivers to Corpus Christi, TX	Three Rivers	72	100%	15,000	12,024	80%
Three Rivers to Pettus to San Antonio, TX	Three Rivers	103	100%	24,000	24,184	101%
Three Rivers to Pettus to Corpus Christi, TX (c)	Three Rivers	95	100%	15,000	—	0%
Ardmore to Wynnewood, OK (d)	Ardmore	31	100%	90,000	57,818	64%
El Paso, TX to Kinder Morgan	McKee	12	67%	40,000	29,622	74%
Corpus Christi to Pasadena, TX	Corpus Christi	208	100%	105,000	92,342	88%
Corpus Christi to Brownsville, TX	Corpus Christi	194	100%	27,100	40,522	150%
US/Mexico International Border near Penitas, TX to Edinburg, TX	N/A	33	100%	24,000	2,232	9%
Clear Lake, TX to Texas City, TX	N/A	25	100%	N/A	N/A	N/A
Other refined product pipeline (e)	N/A	289	50%	N/A	N/A	N/A

Total		3,919		764,782	487,846

(a)	This pipeline transports barrels relating to two tariff routes. The first route begins at this pipeline’s origin and ends at this pipeline’s destination. The second route is a longer tariff route with an origin or destination on another pipeline of ours that connects to this pipeline. Throughput disclosed above for this pipeline reflects only the barrels subject to the tariff route beginning at this pipeline’s origin and ending at this pipeline’s destination. To accurately determine the actual capacity utilization of the pipeline, as well as aggregate capacity utilization, all barrels passing through the pipeline have been taken into account.
(b)	The throughput, capacity and capacity utilization information disclosed above for the McKee to Amarillo, Texas 6-inch pipeline reflects both McKee to Amarillo, Texas pipelines on a combined basis.
(c)	The refined product pipeline from Three Rivers to Pettus to Corpus Christi, Texas is temporarily idled. In the fourth quarter of 2005, an eight-mile portion of this pipeline was permanently idled. As a result, we recorded an impairment charge of $2.1 million included in “interest and other expenses, net” in the consolidated statements of income for the year ended December 31, 2005.
(d)	Included in this segment are two refined product storage tanks with a total capacity of 180,000 barrels located at Wynnewood, Oklahoma. Refined products may be stored and batched prior to shipment into a third party pipeline.

(e)	This category consists of the temporarily idled 6-inch Amarillo, Texas to Albuquerque, New Mexico refined product pipeline.

East Pipeline. The East Pipeline covers 1,900 miles and moves refined products from south to north in pipelines ranging in size from 6 inches to 16 inches. The East Pipeline system also includes 22 product tanks with total storage capacity of approximately 1.2 million barrels at our tank farm installations at McPherson and El Dorado, Kansas. The East Pipeline transports refined petroleum products to our terminals along the system and to receiving pipeline connections in Kansas. Shippers on the East Pipeline obtain refined petroleum products from refineries in southeast Kansas connected to the East Pipeline or through other pipelines directly connected to the pipeline system. The East Pipeline transported approximately 51.3 million barrels for the year ended December 31, 2006.

North Pipeline. The North Pipeline runs from west to east approximately 440 miles from its origin at the Tesoro Mandan refinery to the Minneapolis, Minnesota area. The North Pipeline crosses our East Pipeline near Jamestown, North Dakota where the two pipelines are connected. While the North Pipeline is currently supplied exclusively by the Tesoro Mandan refinery, it is capable of delivering or receiving products to or from the East Pipeline. The North Pipeline transported approximately 16.7 million barrels for the year ended December 31, 2006.

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

The following table shows the number of tanks we own as of December 31, 2006 at each of the 21 refined petroleum product terminals connected to the East or North Pipelines, the storage capacity in barrels and the pipeline to which each such terminal was connected.

Location of Terminals	Tank Capacity	Number of Tanks	Related Pipeline System
Iowa:
LeMars	103,000	8	East
Milford	172,000	11	East
Rock Rapids	357,000	9	East

Kansas:
Concordia	79,000	6	East
Hutchinson	161,000	7	East
Salina	96,000	10	East

Minnesota:
Moorhead	518,000	10	North
Sauk Centre	116,000	7	North
Roseville	479,000	10	North

Nebraska:
Columbus	190,000	9	East
Geneva	674,000	37	East
Norfolk	187,000	16	East
North Platte	247,000	23	East
Osceola	79,000	7	East

North Dakota:
Jamestown (North)	139,000	6	North
Jamestown (East)	188,000	13	East

Location of Terminals	Tank Capacity	Number of Tanks	Related Pipeline System
South Dakota:
Aberdeen	181,000	12	East
Mitchell	63,000	6	East
Sioux Falls	381,000	12	East
Wolsey	148,000	21	East
Yankton	245,000	25	East

Total	4,803,000	265

Ammonia Pipeline. The 2,000 mile pipeline originates in the Louisiana delta area, where it has access to three marine terminals on the Mississippi River. It runs north through Louisiana and Arkansas into Missouri, where at Hermann, Missouri, one branch splits and goes east into Illinois and Indiana, while the other branch continues north into Iowa and then turns west into Nebraska. The Ammonia Pipeline is connected to multiple third-party-owned terminals, which include industrial facility delivery locations. Product is supplied to the pipeline from plants in Louisiana and foreign-source product delivered through the marine terminals. Anhydrous ammonia is primarily used as agricultural fertilizer through direct application. It is also used as a component of various types of dry fertilizer, explosives and as a cleaning agent in power plant scrubbers. The Ammonia Pipeline transported approximately 11.7 million barrels (converted from tons) for the year ended December 31, 2006.

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

Our refined product pipelines are also dependent upon adequate levels of production of refined products by refineries connected to the pipelines, directly or through connecting pipelines. The refineries are, in turn, dependent upon adequate supplies of suitable grades of crude oil. The pipelines in the Central West System are connected to refineries owned by Valero Energy and generally are subject to long-term throughput agreements with Valero Energy. Valero Energy’s refineries connected directly to our pipelines obtain crude oil from a variety of foreign and domestic sources. The refineries connected directly to the East Pipeline obtain crude oil from producing fields located primarily in Kansas, Oklahoma and Texas, and, to a much lesser extent, from other domestic or foreign sources. In addition, refineries in Kansas, Oklahoma and Texas are also connected to the East Pipeline through other pipelines. These refineries obtain their supplies of crude oil from a variety of sources. The pipelines in our Central West System are dependent upon the refineries owned by Valero Energy to which they connect. If operations at one of these refineries were discontinued or reduced, it could have a material adverse effect on our operations, although we would endeavor to minimize the impact by seeking alternative customers for those pipelines. The North Pipeline is heavily dependent on the Tesoro Mandan refinery, which primarily operates on North Dakota crude oil although it has the ability to access other crude oils. If operations at the Tesoro Mandan refinery were interrupted, it could have a material effect on our operations. Other than the refineries owned by Valero Energy to which our pipelines connect and the Tesoro Mandan refinery, if operations at any one refinery were discontinued, we believe (assuming unchanged demand for refined products in markets served by the refined product pipelines) that the effects thereof would be short-term in nature and our business would not be materially adversely affected over the long term because such discontinued production could be replaced by other refineries or by other sources.

Virtually all of the refined products transported through the pipelines in the Central West System are produced by refineries owned by Valero Energy. The majority of the refined products transported through the East Pipeline are produced at three refineries located at McPherson and El Dorado, Kansas and Ponca City, Oklahoma, which are operated by the National Cooperative Refining Association (NCRA), Frontier Oil Corporation and ConocoPhillips Company, respectively. The NCRA and Frontier Refining refineries are connected directly to the East Pipeline. The McPherson, Kansas refinery operated by NCRA accounted for approximately 30.7% of the total amount of product shipped over the East Pipeline in 2006. The East Pipeline also has direct access by third party pipelines to four other refineries in Kansas, Oklahoma and Texas and to Gulf Coast supplies of products through connecting pipelines that receive products from pipelines originating on the Gulf Coast.

Demand for and Sources of Anhydrous Ammonia

The Ammonia Pipeline is one of two major anhydrous ammonia pipelines in the United States and the only one that has the capability of receiving foreign production directly into the system and transporting anhydrous ammonia into the nation’s corn belt. This ability to receive either domestic or foreign anhydrous ammonia is a competitive advantage over the next largest ammonia system, which originates in Oklahoma and Texas, then extends into Iowa.

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

Customers

The largest customer of our refined product pipeline segment was Valero Energy, which accounted for $104.5 million, or 45.9% of the total segment revenues, for the year ended December 31, 2006. In addition to Valero Energy, we had a total of approximately 56 shippers for the year ended December 31, 2006, including integrated oil companies, refining companies, farm cooperatives and a railroad. No other customer accounted for a significant portion of the total revenues of the refined product pipeline segment for the year ended December 31, 2006.

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

The pipelines within the Central West System are physically integrated with and principally serve refineries owned by Valero Energy. Additionally, we have entered into various agreements with Valero Energy governing the usage of these pipelines. As a result, we believe that we will not face significant competition for transportation services provided to the Valero Energy refineries we serve. Please read the disclosure contained in Note 14 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our agreements with Valero Energy.

The East and North Pipelines compete with an independent, regulated common carrier pipeline system owned by Magellan Midstream Partners, L.P. (Magellan), formerly the Williams Companies, Inc., that operates approximately 100 miles east of and parallel to the East Pipeline and in close proximity to the North Pipeline. The Magellan system is a substantially more extensive system than the East and North Pipelines. Competition with Magellan is based primarily on transportation charges, quality of customer service and proximity to end users. In addition, refined product pricing at either the origin or terminal point on a pipeline may outweigh transportation costs. Certain of the East Pipeline’s and the North Pipeline’s delivery terminals are in direct competition with Magellan’s terminals.

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

CRUDE OIL PIPELINES

Our crude oil pipeline operations consist primarily of the transportation of crude oil and other feedstocks, such as gas oil, from various points in Texas, Oklahoma, Kansas and Colorado to Valero Energy’s McKee, Three Rivers and Ardmore refineries. Also included in this segment are our four crude oil storage facilities in Texas and Oklahoma that are located along the crude oil pipelines and in which crude oil may be stored and batched prior to shipment in the crude oil pipelines. With the exception of the crude oil storage tanks at Corpus Christi discussed below in “Crude Oil Storage Tanks,” we do not generate any separate revenue from these four crude oil storage facilities. The costs associated with the crude oil storage facilities are considered in establishing the tariffs charged for transporting crude oil from the crude oil storage facilities to the refineries.

As of December 31, 2006, we had an ownership interest in eleven crude oil pipelines with an aggregate length of 854 miles. We charge tariffs on a per barrel basis for transporting crude oil and other feedstocks in our crude oil pipelines.

The following table sets forth information about each of our crude oil pipelines:

					Year Ended December 31, 2006
Origin and Destination	Valero Energy Refinery	Length	Ownership	Capacity	Throughput	Capacity Utilization
		(Miles)		(Barrels/Day)	(Barrels/Day)
Cheyenne Wells, CO to McKee	McKee	252	100%	17,500	9,912	57%
Dixon, TX to McKee	McKee	44	100%	85,000	39,128	46%
Hooker, OK to Clawson, TX (a)	McKee	41	50%	22,000	18,749	85%
Clawson, TX to McKee (b)	McKee	31	100%	36,000	16,443	98%
Wichita Falls, TX to McKee	McKee	272	100%	110,000	68,957	63%
Corpus Christi, TX to Three Rivers	Three Rivers	70	100%	120,000	80,916	67%
Ringgold, TX to Wasson, OK (b)	Ardmore	44	100%	90,000	59,150	66%
Healdton to Ringling, OK	Ardmore	4	100%	52,000	2,844	5%
Wasson, OK to Ardmore (8”-10”) (c)	Ardmore	24	100%	90,000	52,222	58%
Wasson, OK to Ardmore (8”)	Ardmore	15	100%	40,000	32,036	80%
Patoka, IL to Wood River, IL	N/A	57	23.8%	60,600	41,309	68%

Total		854		723,100	421,666

(a)	We receive 50% of the tariff with respect to 100% of the barrels transported in the Hooker, Oklahoma to Clawson, Texas pipeline. Accordingly, the capacity, throughput and capacity utilization are given with respect to 100% of the pipeline.
(b)	This pipeline transports barrels relating to two tariff routes. The first route begins at the pipeline’s origin and ends at its destination. The second route begins with an origin or destination on another connecting Partnership pipeline. Throughput disclosed above for this pipeline reflects only the barrels subject to the tariff route beginning at this pipeline’s origin and ending at this pipeline’s destination. To accurately determine the actual capacity utilization of the pipeline, as well as aggregate capacity utilization, all barrels passing through the pipeline have been taken into account.

(c)	The Wasson, Oklahoma to Ardmore (8”- 10”) pipelines referred to above originate at Wasson as two pipelines but merge into one pipeline prior to reaching Ardmore.

The following table sets forth information about our crude oil storage facilities associated with the crude oil pipeline segment:

Location	Valero Energy Refinery	Capacity	Number of Tanks	Mode of Receipt	Mode of Delivery	Throughput Year Ended December 31, 2006
		(Barrels)				(Barrels/Day)
Dixon, TX	McKee	240,000	3	pipeline	pipeline	39,128
Ringgold, TX	Ardmore	600,000	2	pipeline	pipeline	59,150
Wichita Falls, TX	McKee	660,000	4	pipeline	pipeline	68,957
Wasson, OK	Ardmore	225,000	2	pipeline	pipeline	84,258

Total		1,725,000	11			251,493

The primary customer of our crude oil pipeline segment is Valero Energy, which accounted for $56.4 million, or 96.1% of the total revenues of the segment, for the year ended December 31, 2006.

Competition and Business Considerations

Our crude oil pipelines are physically integrated with and principally serve refineries owned by Valero Energy. Additionally, we have entered into various agreements with Valero Energy governing the usage of these pipelines. As a result, we believe that we will not face significant competition for transportation services provided to those refineries owned by Valero Energy. Please read the disclosure contained in Note 14 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information.

CRUDE OIL STORAGE TANKS

Our crude oil storage tanks operations consist primarily of storing and delivering crude oil to Valero Energy’s refineries in Benicia, Corpus Christi and Texas City.

At December 31, 2006 we owned 60 crude oil and intermediate feedstock storage tanks and related assets with aggregate storage capacity of approximately 12.5 million barrels. The land underlying these tanks is subject to long-term operating leases. We charge a fee for each barrel of crude oil and certain other feedstocks that we deliver to Valero Energy’s Benicia, Corpus Christi West and Texas City refineries.

The following table sets forth information about our crude oil storage tanks:

Location	Valero Energy Refinery	Capacity	Number of Tanks	Mode of Receipt	Mode of Delivery	Throughput Year Ended December 31, 2006
		(Barrels)				(Barrels/Day)
Benicia, CA	Benicia	3,815,000	16	marine/pipeline	pipeline	146,186
Corpus Christi, TX	Corpus Christi	4,023,000	26	marine	pipeline	153,561
Texas City, TX	Texas City	3,087,000	14	marine	pipeline	202,942
Corpus Christi, TX (North Beach)(a)	Three Rivers	1,600,000	4	marine	pipeline	—

Total		12,525,000	60			502,689

(a)	Through December 31, 2006, we did not report throughput for the Corpus Christi North Beach storage facility, as revenues for this facility were mainly based on a lease agreement with Valero Energy. Effective January 1, 2007, revenues for this facility will be based on a throughput agreement. Please read disclosure contained in Note 14 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information.

Principal Customers

For the year ended December 31, 2006, Valero Energy accounted for 100% of the crude oil storage tanks segment revenues.

Competition and Business Considerations

Our crude oil storage tanks are physically integrated with and principally serve refineries owned by Valero Energy. Additionally, we have entered into various agreements with Valero Energy governing the usage of these tanks. As a result, we believe that we will not face significant competition for our services provided to those refineries owned by Valero Energy. Please read the disclosure contained in Note 14 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information.

EMPLOYEES

Valero L.P. has no employees. Valero GP, LLC, the general partner of our general partner, manages our operations with its employees. As of December 31, 2006, Valero GP, LLC had 1,305 employees. Valero GP, LLC believes that its relationship with its employees is satisfactory.

RATE REGULATION

Several of our petroleum pipelines are interstate common carrier pipelines, which are subject to regulation by the FERC under the October 1, 1977 version of the ICA and the Energy Policy Act of 1992 (the EP Act). The ICA and its implementing regulations give the FERC authority to regulate the rates charged for service on interstate common carrier pipelines and generally require the rates and practices of interstate oil pipelines to be just and reasonable and nondiscriminatory. The ICA also requires tariffs to be maintained on file with the FERC that set forth the rates it charges for providing transportation services on its interstate common carrier liquids pipelines as well as the rules and regulations governing these services. The EP Act deemed certain rates in effect prior to its passage to be just and reasonable and limited the circumstances under which a complaint can be made against such “grandfathered” rates. The EP Act and its implementing regulations also allow interstate common carrier oil pipelines to annually index their rates up to a prescribed ceiling level. In addition, the FERC retains cost-of-service ratemaking, market-based rates and settlement rates as alternatives to the indexing approach.

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

AIR EMISSIONS

Our operations are subject to the Federal Clean Air Act, as amended, and analogous or more stringent state and local statutes. The Clean Air Act Amendments of 1990, along with more restrictive interpretations of the Clean Air Act, may result in the imposition over the next several years of certain pollution control requirements with respect to air emissions from the operations of our pipelines, storage tanks and terminals. The Environmental Protection Agency (EPA) has been developing, over a period of many years, regulations to implement these requirements, including the revisions to the fuel content requirement under Section 211 of the Clean Air Act tightening diesel fuel specifications and effectively eliminating the use of MTBE in gasoline. These revisions, as well as any new EPA regulations or requirements that may be imposed by state and local regulatory authorities, may require us or our customers to incur further capital expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals and addressing other air emission-related issues. Until such time as the new Clean Air Act requirements are completely implemented, we are unable to estimate the effect on our financial condition or results of operations or the amount and timing of such required expenditures. At this time, however, we do not believe that we will be materially affected by any such requirements.

The Kyoto Protocol to the United Nations Framework Convention on Climate Change became effective February 2005. Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases, which are suspected of contributing to global warming. The United States is not currently a participant in the Protocol, and Congress has not actively considered recent proposed legislation directed at reducing greenhouse gas emissions. However, the state of California recently adopted legislation, referred to as the California Global Warming Solutions Act of 2006, which requires a 25% reduction in greenhouse gas emissions by 2020. This legislation requires the California Air Resources Board to adopt regulations by 2012 that limit emissions until an overall reduction of 25% from all omission sources in California is achieved by 2020. Other states, including New Jersey, have also adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. The oil and natural gas industry is a direct source of greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could have an impact on our future operations. It is not possible, at this time to estimate accurately how regulations to be adopted by the California Air Resources Board in 2012 or that may be adopted by other states to address greenhouse gas emissions would affect our business.

SOLID WASTE

We generate non-hazardous and minimal quantities of hazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act (RCRA) and analogous or more stringent state statutes. We are not currently required to comply with a substantial portion of RCRA requirements because our operations generate minimal quantities of hazardous wastes. However, it is possible that additional wastes, which could include wastes currently generated during operations, will also be designated as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes.

HAZARDOUS SUBSTANCES

The Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA and also known as Superfund, and analogous or more stringent state laws, imposes liability, without regard to fault or the legality of the original act, on some classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site and entities that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek recovery from the responsible classes of persons for the costs that they incur. In the course of our ordinary operations, we may generate waste that falls within CERCLA’s definition of a “hazardous substance.”

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

A decline in production at the Valero Energy refineries we serve or the Tesoro Mandan refinery could materially reduce the volume of crude oil and refined petroleum products we transport or store in our assets

A decline in production at the Valero Energy refineries we serve, or at the Tesoro Mandan refinery, could materially reduce the volume of crude oil and refined petroleum products we transport on our pipelines that are connected to these refineries or the volumes we store in related terminals. As a result, our financial position and results of operations and our ability to make distributions to our partners could be adversely affected. The Valero Energy refineries served by our assets or the Tesoro Mandan refinery could partially or completely shut down their operations, temporarily or permanently, due to factors affecting their ability to produce refined petroleum products such as:

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

Our future financial and operating flexibility may be adversely affected by restrictions in our debt agreements and by our leverage

As of December 31, 2006, our consolidated debt was approximately $1.4 billion. Among other things, this amount of debt may be viewed negatively by credit rating agencies, which could result in increased costs for us to access the capital markets. Valero Logistics and KPOP have senior unsecured ratings of Baa3 with Moody’s Investor Service and BBB minus with Standard & Poors and Fitch, all with a stable outlook. Any future downgrade of the debt held by these wholly owned subsidiaries could significantly increase our capital costs or adversely affect our ability to raise capital in the future.

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

We depend on Valero Energy for a significant portion of our revenues and throughputs of crude oil and refined products. Any reduction in the crude oil and refined products that we transport or store for Valero Energy, as a result of scheduled or unscheduled refinery maintenance, upgrades or shutdowns or otherwise, could result in a decline in our revenues, earnings and cash available to pay distributions

We continue to rely on Valero Energy for a significant portion of our revenues. For the year ended December 31, 2006, Valero Energy accounted for approximately 23% of our revenues. While some of our relationships with Valero Energy are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. For example, the Pipelines and Terminals Usage Agreement with respect to the crude oil processed and the refined products produced at Valero Energy’s Ardmore, McKee and Three Rivers refineries expire on April 16, 2008, and Valero Energy may elect not to renew such agreement or only agree to renew it at substantially less favorable terms.

Additionally, if Valero Energy elects not to renew some or all of these contracts, it will no longer be precluded from challenging our tariffs covered by these contracts. Should Valero Energy successfully challenge some or all of such tariffs, we may be required to reduce these tariffs, which could adversely affect our cash flow and therefore our ability to make distributions.

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

Under the pipelines and terminals usage agreement, Valero Energy may use other transportation methods or providers for up to 25% of the crude oil processed and refined products produced at the Ardmore, McKee and Three Rivers refineries. Furthermore, Valero Energy is not required to use our pipelines if there is a change in market conditions that has a material adverse effect on Valero Energy for the transportation of crude oil and refined products, or in the markets for refined products served by these refineries. These factors could adversely affect our ability to make distributions to our unitholders

If market conditions with respect to the transportation of crude oil or refined products or with respect to the end markets in which Valero Energy sells refined products change in a material manner such that Valero Energy would suffer a material adverse effect if it were to continue to use our pipelines and terminals at the required levels, Valero Energy’s obligation to us will be suspended during the period of the change in market conditions to the extent required to avoid the material adverse effect. Any suspension of Valero Energy’s obligation could adversely affect throughputs in our pipelines and terminals and therefore our ability to make distributions to our unitholders.

Increases in natural gas and power prices could adversely affect our ability to make distributions to our unitholders

Power costs constitute a significant portion of our operating expenses. Power costs represented approximately 13.3% of our operating expenses for the year ended December 31, 2006. We use mainly electric power at our pipeline pump stations and terminals and such electric power is furnished by various utility companies that use primarily natural gas to generate electricity. Accordingly, our power costs typically fluctuate with natural gas prices. Increases in natural gas prices may cause our power costs to increase further. If natural gas prices remain high or increase further, our cash flows may be adversely affected, which could adversely affect our ability to make distributions to our unitholders.

Valero Energy’s divestiture of its ownership interest in Valero GP Holdings in December 2006 has caused and will continue to cause an increase in our administrative costs and expenses and capital expenditures, which will continue to reduce the cash available for distribution to our partners

We have historically benefited from common overhead infrastructure with Valero Energy- primarily in the areas of information technology systems and employee benefit plan and payroll administration. Over time, we expect to continue to separate our administrative functions from Valero Energy and absorb the functions currently provided by Valero Energy under the Services Agreement. As a result, we will incur additional expenses and capital expenditures for either obtaining personnel or third-party providers to perform services now provided by Valero Energy. These additional expenses and capital expenditures will reduce the cash available for distribution to our unitholders.

Our cash distribution policy may limit our growth

Consistent with the terms of our partnership agreement, we distribute our available cash to our unitholders each quarter. In determining the amount of cash available for distribution, our management sets aside cash reserves, which we use to fund our growth capital expenditures. Additionally, we have relied upon external financing sources, including commercial borrowings and other debt and equity issuances, to fund our acquisition capital expenditures. Accordingly, to the extent we do not have sufficient cash reserves or are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, to the extent we issue additional units in connection with any acquisitions or growth capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. Incurring additional debt to finance our growth strategy would increase our interest expense.

Our operations are subject to federal, state and local laws and regulations relating to environmental protection and operational safety that could require us to make substantial expenditures

Our operations are subject to increasingly strict environmental and safety laws and regulations. The transportation and storage of petroleum and other products, such as specialty liquids, produces a risk that these products may be suddenly released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resources damages, personal injury or property damages to private parties and significant business interruption. We own or lease a number of properties that have been used to store or distribute refined products for many years. Many of these properties, such as the assets acquired from Kaneb in 2005, were operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes was not under our control. If we were to incur a significant liability pursuant to environmental or safety laws or regulations, such a liability could have a material adverse effect on our financial position, our ability to make distributions to our unitholders and our ability to meet our debt service requirements. Please read Item 3. “Legal Proceedings” and Note 12 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Increases in interest rates could adversely affect our business and the trading price of our units

We have significant exposure to increases in interest rates. At December 31, 2006, we had approximately $1.4 billion of consolidated debt, of which $0.8 billion was at fixed interest rates and $0.6 billion was at variable interest rates after giving effect to interest rate swap agreements. Our results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates above current levels. Further, the trading price of our units is sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.

Our pipeline integrity program may subject us to significant costs and liabilities

As a result of pipeline integrity testing under the Pipeline Safety Improvement Act of 2002, we may incur significant and unanticipated operating and capital expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines. Further, the Act or an increase in public expectations for pipeline safety may require additional reporting, the replacement of our pipeline segments, additional monitoring equipment and more frequent inspection or testing of our pipeline facilities. Any repair, remediation, preventative or mitigating actions may require significant capital and operating expenditures. Should we fail to comply with the U.S. Department of Transportation rules and related regulations and orders, we could be subject to penalties and fines, which could have a material adverse effect on our ability to make distributions to our unitholders.

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured

Our operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures and other events beyond our control. These events might result in a loss of equipment or life, injury or extensive property damage, as well as an interruption in our operations. We may not be able to maintain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially and could escalate further. Certain insurance coverage could become unavailable or available only for reduced amounts of coverage and at higher rates. For example, our insurance carriers require broad exclusions for losses due to terrorist acts. If we were to incur a significant liability for which we are not fully insured, such a liability could have a material adverse effect on our financial position and our ability to make distributions to our unitholders and to meet our debt service requirements.

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

•

an increase in the market price of crude oil that leads to higher refined product prices, which may reduce demand for gasoline. Market prices for crude oil and refined products are subject to wide fluctuation in response to changes in global and regional supply that are beyond our control, and increases in the price of crude oil may result in a lower demand for refined products; and

•

the increased use of alternative fuel sources, such as battery-powered engines. Several state and federal initiatives mandate this increased use. For example, the Energy Policy Act of 1992 requires 75% of new vehicles purchased by federal agencies since 1999, 75% of all new vehicles purchased by state governments since 2000, and 70% of all new vehicles purchased for private fleets in 2006 and thereafter to use alternative fuels.

We may not be able to integrate effectively and efficiently with Kaneb or any future businesses or operations we may acquire. Any future acquisitions may substantially increase the levels of our indebtedness and contingent liabilities

We continue to integrate our operations with those of Kaneb. Such integration of operations is a complex, time-consuming and costly process. We may not be able to realize the operating efficiencies, cost savings and other benefits expected. In addition, the costs we incur in implementing these efficiencies, cost savings and other benefits may be greater than expected.

Part of our business strategy includes acquiring additional pipelines and terminalling and storage facilities that complement our existing asset base and distribution capabilities or provide entry into new markets. We may not be able to identify suitable acquisitions, or we may not be able to purchase or finance any acquisitions on terms that we find acceptable. Additionally, we compete against other companies for acquisitions, and we cannot assure unitholders that we will be successful in the acquisition of any assets or businesses appropriate for our growth strategy. Our capitalization and results of operations may change significantly as a result of future acquisitions, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in connection with any future acquisitions. Unexpected costs or challenges may arise whenever businesses with different operations and management are combined. For example, the incurrence of substantial unforeseen environmental and other liabilities, including liabilities arising from the operation of an acquired business or asset prior to our acquisition for which we are not indemnified or for which indemnity is inadequate, may adversely affect our ability to realize the anticipated benefit from an acquisition. Inefficiencies and difficulties may arise because of unfamiliarity with new assets and new geographic areas of any acquired businesses. Successful business combinations will require our management and other personnel to devote significant amounts of time to integrating the acquired businesses with our existing operations. These efforts may temporarily distract their attention from day-to-day business, the development or acquisition of new properties and other business opportunities. If we do not successfully integrate any past or future acquisitions, or if there is any significant delay in achieving such integration, our business and financial condition could be adversely affected.

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

Valero GP Holdings may have conflicts of interest and limited fiduciary responsibilities, which may permit it to favor its own interests to the detriment of our unitholders

Valero GP Holdings currently indirectly owns an aggregate 21.4% limited partner interest in us and owns Valero L.P.’s general partner. Conflicts of interest may arise between Valero GP Holdings and its affiliates, including Valero L.P.’s general partner, on the one hand, and Valero L.P. and its limited partners, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of the unitholders. These conflicts include, among others, the following situations:

•

Valero L.P.’s general partner is allowed to take into account the interests of parties other than us, such as Valero GP Holdings, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to the unitholders;

•

Valero L.P.’s general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to unitholders. As a result of purchasing our common units, unitholders have consented to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law;

•

Valero L.P.’s general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuance of additional limited partner interests and reserves, each of which can affect the amount of cash that is paid to our unitholders;

•	Valero L.P.’s general partner determines in its sole discretion which costs incurred by Valero GP Holdings and its affiliates are reimbursable by us;

•

Valero L.P.’s general partner may cause us to pay the general partner or its affiliates for any services rendered on terms that are fair and reasonable to us or enter into additional contractual arrangements with any of these entities on our behalf;

•	Valero L.P.’s general partner decides whether to retain separate counsel, accountants, or others to perform services for us; and

•	In some instances, Valero L.P.’s general partner may cause us to borrow funds in order to permit the payment of distributions.

Our partnership agreement gives the general partner broad discretion in establishing financial reserves for the proper conduct of our business, including interest payments. These reserves also will affect the amount of cash available for distribution.

The rates that we may charge on our interstate pipelines are subject to regulation by various federal and state agencies, such as the FERC and the STB

Pursuant to the Interstate Commerce Act, or ICA, the Federal Energy Regulatory Commission, or the FERC, regulates the tariff rates for our interstate common carrier pipeline operations. Under the ICA, tariff rates must be published, just and reasonable and not unduly discriminatory. Shippers may protest or challenge, and the FERC may investigate, the lawfulness of any existing, new or changed tariff rates. The FERC can suspend new or changed tariff rates for up to seven months. The FERC can also require refunds of amounts collected under rates ultimately found to be unlawful.

We use various FERC-authorized rate methodologies for our interstate pipelines, including cost-of-service rates, market-based rates and settlement rates. Typically, we annually adjust our rates in accordance with FERC indexing methodology, which currently allows a pipeline to increase its rates by a percentage equal to the producer price index for finished goods. If the index results in a negative adjustment, we will typically be required to reduce any rates that exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs. The FERC’s authorized rate-making methodologies may also delay the use or implementation of rates that reflect increased costs. If the FERC’s rate-making methodologies change, any such change or new methodologies could result in rates that generate lower revenues and cash flow and could adversely affect our ability to make distributions to our unitholders and to meet our debt service requirements. Any of the foregoing would adversely affect our revenues and cash flow and could affect our ability to make distributions to our unitholders and to meet our debt service requirements. Additionally, competition constrains our rates in various markets. As a result, we may from time to time be forced to reduce some of our rates to remain competitive.

Other federal regulatory bodies, including the STB, impose additional rate regulations on our operations and typically require that our rates be just and reasonable and non-discriminatory.

Our pipeline operations are subject to FERC rate-making principles that could have an adverse impact on our ability to recover the full cost of operating our pipeline facilities and our ability to make distributions to our unitholders

In a decision issued in 2004 involving an oil pipeline limited partnership, BP West Coast Products, LLC v. FERC, the United States Court of Appeals for the District of Columbia Circuit rejected the FERC’s Lakehead policy. Under that policy, the FERC had allowed an oil pipeline limited partnership to include in its cost of service an income tax allowance to the extent that its unitholders were corporations. In May 2005, the FERC issued a new Policy Statement on Income Tax Allowances (Policy Statement), stating that a pipeline organized as a tax pass-through entity may include in its cost of service-based rates an income tax allowance to reflect actual or potential tax liability on its public utility income attributable to all entities or individuals owning public utility assets, if the pipeline proves that the ultimate owner of the interest has an actual or potential income tax liability on such income. The Policy Statement also provides that whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. In August 2005, the FERC also dismissed requests for rehearing of its new Policy Statement. Since June 2005, the FERC has also issued several orders applying its new policy on income tax allowance, two of which involved the remanded BP West Coast case. Although the new policy affords pipelines organized as pass-through entities an opportunity to recover a tax allowance, these recent orders vary with regard to the type of evidence or related burden of proof necessary to establish whether an actual or potential income tax liability exists for all owners. Application of the Policy Statement in these and other individual cases will also be subject to further FERC action and/or review in the appropriate Court of Appeals. In addition, multiple petitions for review of the Policy Statement and the FERC’s application of the Policy Statement on remand of the BP West Coast decision have already been filed at the United States Court of Appeals for the District of Columbia Circuit. Therefore, the ultimate outcome of these proceedings is not certain and could result in changes to the FERC’s treatment of income tax allowances in cost of service. If we were to file for a cost of service-based rate increase, we would likely be permitted to include an income tax allowance in such rates only to the extent we could show, pursuant to the Policy Statement, that the ultimate owners of our units have actual or potential income tax liability on our income. There is not yet a definitive ruling from FERC concerning the type of evidence we would have to produce to prevail on a request to include a tax allowance. If the FERC were to disallow a substantial portion of our income tax allowance, it is likely that the maximum rates that could be charged could decrease from current levels.

Terrorist attacks and the threat of terrorist attacks have resulted in increased costs to our business. Continued hostilities in the Middle East or other sustained military campaigns may adversely impact our results of operations

The long-term impact of terrorist attacks, such as the attacks that occurred on September 11, 2001, and the threat of future terrorist attacks on the energy transportation industry in general, and on us in particular, is not known at this time. Increased security measures we have taken as a precaution against possible terrorist attacks have resulted in increased costs to our business. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products, the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror and instability in the financial markets that could restrict our ability to raise capital.

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

Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. In addition, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. For example, the State of New Jersey imposes a state level tax which we currently pay at the maximum amount of $250,000. Partnerships and limited liability companies, unless specifically exempted, will also generally be subject to a state-level tax imposed on Texas source revenues beginning in 2008. Specifically, the Texas margin tax will be imposed at a maximum effective tax rate of 0.7% of our gross revenue that is apportioned to Texas. Imposition of any entity-level tax on us by Texas, or additional states, will reduce the cash available for distribution to our unitholders.

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

Even if unitholders do not receive any cash distributions from us, they will be required to pay taxes on their respective share of our taxable income

Unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on the unitholder’s respective share of our taxable income, whether or not such unitholder receives cash distributions from us. Unitholders may not receive cash distributions from us equal to the unitholder’s respective share of our taxable income or even equal to the actual tax liability that results from the unitholder’s respective share of our taxable income.

The sale or exchange of 50% or more of our capital and profits interests, within a 12-month period, will result in the termination of our partnership for federal income tax purposes.

Valero Energy sold its remaining interest in Valero GP Holdings on December 22, 2006. While more than 50% ownership of Valero GP Holdings changed hands during a 12-month period, we are not considered to have terminated our partnership for federal income tax purposes due to normal trading activity in our units and the fact Valero Energy disposed of 100% of Valero GP Holdings in the sales in 2006.

A termination would, among other things, result in the closing of our taxable year for all unitholders and would result in a deferral of depreciation and cost recovery deductions allowable in computing our taxable income. If our partnership were terminated for federal income tax purposes, a Valero L.P. unitholder would be allocated an increased amount of federal taxable income for the year in which the partnership is considered terminated and the subsequent years as a percentage of the cash distributed to the unitholder with respect to that period.

Tax gain or loss on the disposition of our units could be different than expected

If a unitholder sells units, the unitholder will recognize gain or loss equal to the difference between the amount realized and that unitholder’s tax basis in those units. Prior distributions to the unitholder in excess of the total net taxable income the unitholder was allocated for a unit, which decreased the tax basis in that unit, will, in effect, become taxable income to the unitholder if the unit is sold at a price greater than the tax basis in that unit, even if the price the unitholder receives is less than the original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to the selling unitholder.

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

We will treat each purchaser of our units as having the same tax benefits without regard to the units purchased. The IRS may challenge this treatment, which could adversely affect the value of our units

Because we cannot match transferors and transferees of units, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from any sale of units and could have a negative impact on the value of our units or result in audit adjustments to a unitholder’s tax returns.

Unitholders will likely be subject to state and local taxes and return filing requirements as a result of investing in our units

In addition to federal income taxes, unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by various jurisdictions in which we do business or own property. Unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We may own property or conduct business in other states or foreign countries in the future. It is each unitholder’s responsibility to file all federal, state or local tax returns.

PROPERTIES

Our principal properties are described above under the caption “Segments,” and that information is incorporated herein by reference. We believe that we have satisfactory title to all of our assets. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens and easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition by us or our predecessors, we believe that none of these burdens will materially detract from the value of these properties or from our interest in these properties or will materially interfere with their use in the operation of our business. In addition, we believe that we have obtained sufficient right-of-way grants and permits from public authorities and private parties for us to operate our business in all material respects as described in this report. We perform scheduled maintenance on all of our pipelines, terminals, crude oil tanks and related equipment and make repairs and replacements when necessary or appropriate. We believe that our pipelines, terminals, crude oil tanks and related equipment have been constructed and are maintained in all material respects in accordance with applicable federal, state and local laws and the regulations and standards prescribed by the American Petroleum Institute, the DOT and accepted industry practice.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS

We are named as a defendant in litigation relating to our normal business operations, including regulatory and environmental matters. We are insured against various business risks to the extent we believe is prudent; however, we cannot assure you that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings as a result of our ordinary business activity. We believe that, should we be unable to successfully defend ourselves in any of these matters, the ultimate payment of any or all of the amounts reserved would not have a material adverse effect on our financial position or liquidity. However, if any actual losses exceed the amounts accrued, there could be a material adverse effect on our results of operations.

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

The Otis AFB is a part of a Superfund Site pursuant to CERCLA. The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the Texas state court’s final judgment assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two spill areas. In 2002, the Department of Justice asserted that it had incurred over $49.0 million in costs and expected to incur additional costs of approximately $19.0 million for remediation of the two spill areas. The Department of Justice has not filed a lawsuit against us related to this matter and we have not made any payments toward costs incurred by the Department of Justice.

PORT OF VANCOUVER MATTER

We own a chemical and refined product terminal on property owned by the Port of Vancouver, and we lease the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate groundwater contamination by the terminal’s previous owner and operator originating from the terminal. Investigation and remediation at the terminal are ongoing in compliance with the Agreed Order. In April 2006, the Washington Department of Ecology commented on our site investigation work plan and asserted that the groundwater contamination at the terminal was commingled with a groundwater contamination plume under other property owned by the Port of Vancouver. We dispute this assertion. No lawsuits have been filed against us in this matter. Factors that could affect estimated remediation costs include whether Kaneb will have ultimate responsibility for some portion of the allegedly commingled plume, the Port of Vancouver’s contribution to the remediation effort and the amount the Port of Vancouver actually receives from other potentially responsible parties.

ENVIRONMENTAL AND SAFETY COMPLIANCE MATTERS

With respect to the environmental proceedings listed below, if any one or more of them were decided against us, we believe that it would not have a material effect on our consolidated financial position. However, it is not possible to predict the ultimate outcome of any these proceedings or whether such ultimate outcome may have a material effect of our consolidated financial position. We report these proceedings to comply with Securities and Exchange Commission regulations, which require us to disclose proceedings arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings will result in monetary sanctions of $100,000 or more.

In particular, the Illinois State Attorney General’s Office has proposed penalties totaling $133,000 related to a pipeline leak at a storage terminal in Chillicothe, Illinois that we owned through a joint venture with Center Oil Company until we sold our interest in October 2006. The Pipeline and Hazardous Materials Safety Agency has proposed penalties totaling $255,000 based on alleged violations of various pipeline safety requirements in the McKee System. We are currently in settlement negotiations with these government agencies to resolve these matters.

We are also a party to additional claims and legal proceedings arising in the ordinary course of business. We believe the possibility is remote that the final outcome of any of the claims or proceedings to which we are a party would have a material adverse effect on our financial position, results of operations or liquidity; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the unitholders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON UNITS

Market Information, Holders and Distributions

Our common units are listed and traded on the New York Stock Exchange under the symbol “VLI.” At the close of business on February 7, 2007, we had 873 holders of record of our common units. The high and low sales prices (composite transactions) by quarter for the years ended December 31, 2006 and 2005 were as follows:

	Price Range of Common Unit
	High	Low
Year 2006
4th Quarter	$57.75	$49.05
3rd Quarter	52.50	48.75
2nd Quarter	54.00	48.82
1st Quarter	54.70	49.75

Year 2005
4th Quarter	$59.00	$50.15
3rd Quarter	60.80	53.50
2nd Quarter	64.20	59.25
1st Quarter	62.90	58.10

The cash distributions applicable to each of the quarters in the years ended December 31, 2006 and 2005 were as follows:

	Record Date	Payment Date	Amount Per Unit
Year 2006
4th Quarter	February 7, 2007	February 14, 2007	$0.915
3rd Quarter	November 7, 2006	November 14, 2006	0.915
2nd Quarter	August 7, 2006	August 14, 2006	0.885
1st Quarter	May 5, 2006	May 12, 2006	0.885

Year 2005
4th Quarter	February 7, 2006	February 14, 2006	$0.855
3rd Quarter	November 7, 2005	November 14, 2005	0.855
2nd Quarter	August 5, 2005	August 12, 2005	0.855
1st Quarter	May 6, 2005	May 13, 2005	0.800

Prior to May 8, 2006, we had 9,599,322 subordinated units outstanding, all of which were held by Riverwalk Holdings, LLC, the limited partner of Riverwalk Logistics, L.P., our general partner, for which there is no established public trading market. The issuance of subordinated units was exempt from registration with the SEC under Section 4(2) of the Securities Act of 1933. Effective April 1, 2006, we satisfied all the conditions included in our partnership agreement for the subordination period to end. Accordingly, all 9,599,322 subordinated units converted into common units on a one-for-one basis on May 8, 2006, the first business day after the record date for the distribution related to the first quarter earnings of 2006.

The general partner, Riverwalk Logistics, L.P., is entitled to incentive distributions if the amount that we distribute with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Unit	Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66	75%	25%

The general partner’s incentive distributions for the years ended December 31, 2006 and 2005 totaled $14.8 million and $10.3 million, respectively. The general partner’s share of our distributions for the years ended December 31, 2006 and 2005 was 9.9% and 8.8%, respectively, due to the impact of the incentive distributions.

Effective March 11, 2004, our partnership agreement was amended to lower the general partner’s incentive distribution rights with respect to distributions of available cash from 48% to 23% of the amount of any quarterly distribution that exceeds $0.90 per unit. The general partner will continue to receive 2% of the distributions with respect to its general partner interest.

ITEM 6.	SELECTED FINANCIAL DATA

The following table contains selected financial data derived from our audited financial statements.

	Year Ended December 31,
	2006	2005 (a)	2004	2003 (b)	2002
	(Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues	$1,135,674	$659,557	$220,792	$181,450	$118,458
Operating income	211,312	152,952	97,268	82,261	56,320
Income from continuing operations	149,906	107,675	78,418	69,593	55,143
Basic and diluted income from continuing operations per unit applicable to limited partners (c)	2.84	2.76	3.15	3.02	2.72
Cash distributions per unit applicable to limited partners	3.600	3.365	3.20	2.95	2.75

	As of December 31,
	2006	2005 (a)	2004	2003 (b)	2002
	(Thousands of Dollars)
Balance Sheet Data:
Property and equipment, net	$2,345,135	$2,160,213	$784,999	$765,002	$349,276
Total assets	3,482,866	3,366,992	857,507	827,557	415,508
Long-term debt (less current portion)	1,353,720	1,169,659	384,171	353,257	108,911
Partners’ equity	1,875,681	1,900,779	438,311	438,163	293,895

(a)	The significant increase in revenues, operating income, income from continuing operations and balance sheet data are due primarily to the Kaneb Acquisition.
(b)	On March 18, 2003, Valero Energy contributed the South Texas Pipeline and Terminal Business and certain feedstock storage tanks to us for $350.3 million, including transaction costs.
(c)	Income from continuing operations per unit applicable to limited partners is computed by dividing income from continuing operations applicable to limited partners, after deduction of the general partner’s 2% interest and incentive distributions, by the weighted average number of limited partnership units outstanding for each class of unitholder. Basic and diluted income from continuing operations per unit applicable to limited partners is the same because we have no potentially dilutive securities outstanding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of our results of operations and financial condition should be read in conjunction with Items 1., 1A. and 2. “Business, Risk Factors and Properties,” and Item 8. “Financial Statements and Supplementary Data,” included in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read Item 1A. “Risk Factors” for a discussion of certain of those risks.

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

Recent Developments

On February 16, 2007, we announced that we would change our name to NuStar Energy, L.P. (NYSE: NS). Also, Valero GP Holdings, LLC, our general partner, announced it would change its name to NuStar GP Holdings, LLC (NYSE: NGP). Both name changes are expected to be effective April 1, 2007.

On December 1, 2006, we acquired a crude oil storage and blending facility in St. James, Louisiana from Koch Supply and Trading, L.P. for approximately $141.7 million. The acquisition includes 17 crude oil tanks with a total capacity of approximately 3.3 million barrels. Additionally, the facility has three docks with barge and ship access. The facility is located on approximately 220 acres of land on the west bank of the Mississippi River approximately 60 miles west of New Orleans and has an additional 675 acres of undeveloped land. We funded the acquisition with borrowings under our revolving credit agreement.

On July 19, 2006, certain subsidiaries of Valero Energy Corporation (Valero Energy) sold 17,250,000 units of Valero GP Holdings (NYSE: VEH) in an initial public offering (IPO) for a price to the public of $22.00 per unit. On December 22, 2006, Valero Energy sold their remaining ownership interest in Valero GP Holdings in a secondary public offering. The 25,250,000 units representing limited liability company interests of Valero GP Holdings sold at a price of $21.62 per unit. Included in the 25,250,000 units sold were 4,700,000 unregistered units sold to Mr. William Greehey, Chairman of our board of directors, at a price of $21.62 per unit. Valero GP Holdings did not receive any proceeds from the IPO or the secondary public offering, and Valero Energy’s indirect ownership interest in Valero GP Holdings has been reduced to zero.

On March 30, 2006, we sold our Australia and New Zealand subsidiaries to ANZ Terminals Pty. Ltd., for total proceeds of $70.1 million. This transaction included the sale of eight terminals with an aggregate storage capacity of 1.1 million barrels.

Effective January 1, 2006, we purchased a 23.77% interest in Capwood pipeline from Valero Energy for $12.8 million. The Capwood pipeline is a 57-mile crude oil pipeline that extends from Patoka, Illinois to Wood River, Illinois. Plains All American Pipeline L.P., the operator of the Capwood pipeline, owns the remaining 76.23% interest. The results of operations of our interest in the Capwood pipeline are included in the crude oil pipeline segment for the year ended December 31, 2006.

On July 1, 2005, we completed our acquisition (the Kaneb Acquisition) of Kaneb Services LLC (KSL) and Kaneb Pipe Line Partners, L.P. (KPP, and, together with KSL, Kaneb). We acquired all of KSL’s outstanding equity securities for approximately $509 million in cash. Additionally, we issued approximately 23.8 million of our common units valued at approximately $1.45 billion in exchange for all of the outstanding common units of KPP.

Overview

Valero L.P. is a publicly traded Delaware limited partnership formed in 1999 engaged in the crude oil and refined product transportation, terminalling and storage business. Valero L.P. has terminal facilities in 28 U.S. states, Canada, Mexico, the Netherlands Antilles, the United Kingdom and the Netherlands.

As a result of the Kaneb Acquisition, our business changed significantly. Geographically, we expanded from operating primarily in Texas and bordering states, to operating across the United States and internationally. Additionally, prior to the Kaneb Acquisition we relied on Valero Energy almost exclusively for our revenues and cash flows. The Kaneb Acquisition greatly increased our volume from customers other than Valero Energy and consequently reduced our dependence on that one customer. Also in connection with the Kaneb Acquisition, we began selling bunker fuel from certain facilities that we acquired. Principally as a result of including the results from the Kaneb Acquisition for a full year in 2006 compared to six months in 2005, our revenues increased to $1,135.7 million for the year ended December 31, 2006 compared to $659.6 million for the year ended December 31, 2005. Also, our net income increased to $149.5 million for 2006, compared to $111.1 million for 2005. Our debt-to-capitalization ratio was 41.9% as of December 31, 2006 compared to 38.1% as of December 31, 2005.

We conduct our operations through our wholly owned subsidiaries, primarily Valero Logistics Operations, L.P. (Valero Logistics) and Kaneb Pipe Line Operating Partnership, L.P. (KPOP). Our operations are divided into four reportable business segments: refined product terminals, refined product pipelines, crude oil pipelines and crude oil storage tanks.

Refined Product Terminals. We own 56 terminals in the United States that provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including one that provides storage services for crude oil and other feedstocks. We also own international terminal operations on the island of St. Eustatius in the Caribbean, Point Tupper in Nova Scotia, Canada, the United Kingdom, the Netherlands and Nuevo Laredo in Mexico. We sold eight terminals located in Australia and New Zealand on March 30, 2006.

Refined Product Pipelines. We own common carrier pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 6,259 miles, consisting of the Central West System which is connected to Valero Energy refineries and the East Pipeline and the North Pipeline which we acquired from Kaneb. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska.

Crude Oil Pipelines. We own 797 miles of crude oil pipelines which transport crude oil and other feedstocks, such as gas oil, from various points in Texas, Oklahoma, Kansas and Colorado to Valero Energy’s McKee, Three Rivers and Ardmore refineries as well as associated crude oil storage facilities in Texas and Oklahoma that are located along the crude oil pipelines. We also own an interest in 57 miles of crude oil pipeline in Illinois, which serves ConocoPhillips’ Wood River refinery.

Crude Oil Storage Tanks. We own 60 crude oil and intermediate feedstock storage tanks and related assets that store and deliver crude oil and intermediate feedstock to Valero Energy’s refineries in Benicia, California and Corpus Christi and Texas City in Texas.

We provide transportation, storage services and ancillary services to our customers, including Valero Energy, which prior to December 22, 2006, indirectly owned our general partner. Factors that affect the results of our operations include:

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

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Financial Highlights

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2006	2005	Change
Statement of Income Data:
Revenues:
Service revenues	$624,701	$407,194	$217,507
Product sales	510,973	252,363	258,610

Total revenues	1,135,674	659,557	476,117
Costs and expenses:
Cost of product sales	466,276	229,806	236,470
Operating expenses	312,604	185,351	127,253
General and administrative expenses	45,216	26,553	18,663
Depreciation and amortization	100,266	64,895	35,371

Total costs and expenses	924,362	506,605	417,757

Operating income	211,312	152,952	58,360
Equity earnings from joint ventures	5,882	2,319	3,563
Interest and other expense, net	(61,427)	(42,883)	(18,544)

Income from continuing operations before income tax expense	155,767	112,388	43,379
Income tax expense	5,861	4,713	1,148

Income from continuing operations	149,906	107,675	42,231

Income (loss) from discontinued operations, net of income tax	(376)	3,398	(3,774)

Net income	149,530	111,073	38,457
Less net income applicable to general partner	(16,910)	(10,758)	(6,152)

Net income applicable to limited partners	$132,620	$100,315	$32,305

Weighted average number of basic and diluted units outstanding	46,809,749	35,023,250	11,786,499

Net income per unit applicable to limited partners:
Continuing operations	$2.84	$2.76	$0.08
Discontinued operations	(0.01)	0.10	(0.11)

Net income	$2.83	$2.86	$(0.03)

Segment Operating Highlights

(Thousands of Dollars, Except Barrel/Day Information)

	Year Ended December 31,
	2006	2005	Change
Refined Product Terminals:
Throughput (barrels/day)(a)(b)	262,560	245,084	17,476
Throughput revenues	$49,252	$43,617	$5,635
Storage lease revenues	247,524	115,352	132,172
Product sales (bunkering)	505,531	252,363	253,168

Total revenues	802,307	411,332	390,975
Cost of product sales	462,029	229,806	232,223
Operating expenses	192,357	94,607	97,750
Depreciation and amortization	45,485	25,008	20,477

Segment operating income	$102,436	$61,911	$40,525

Refined Product Pipelines:
Throughput (barrels/day)(a)	711,476	556,654	154,822
Throughput revenues	$222,356	$149,853	$72,503
Product sales	5,442	—	5,442

Total revenues	227,798	149,853	77,945
Cost of product sales	4,247	—	4,247
Operating expenses	93,314	64,671	28,643
Depreciation and amortization	42,084	27,778	14,306

Segment operating income	$88,153	$57,404	$30,749

Crude Oil Pipelines:
Throughput (barrels/day)	421,666	358,965	62,701
Revenues	$58,654	$51,429	$7,225
Operating expenses	16,825	16,378	447
Depreciation and amortization	5,061	4,612	449

Segment operating income	$36,768	$30,439	$6,329

Crude Oil Storage Tanks:
Throughput (barrels/day)	502,689	517,409	(14,720)
Revenues	$46,915	$46,943	$(28)
Operating expenses	10,108	9,695	413
Depreciation and amortization	7,636	7,497	139

Segment operating income	$29,171	$29,751	$(580)

Consolidated Information:
Revenues	$1,135,674	$659,557	$476,117
Cost of product sales	466,276	229,806	236,470
Operating expenses	312,604	185,351	127,253
Depreciation and amortization	100,266	64,895	35,371

Segment operating income	256,528	179,505	77,023
General and administrative expenses	45,216	26,553	18,663

Consolidated operating income	$211,312	$152,952	$58,360

(a)	Throughput related to newly acquired assets included in the table above is calculated based on throughput for the period from the date of acquisition through December 31 of the year of acquisition divided by the number of days in the applicable year.
(b)	Excludes throughputs related to the storage lease and bunkering revenues.

Annual Highlights

Net income for the year ended December 31, 2006 increased $38.5 million compared to the year ended December 31, 2005 due to higher segment operating income, partially offset by increased general and administrative expense, increased interest expense and increased income tax expense. All of these increases predominantly resulted from including the results of the Kaneb Acquisition for a full year in 2006 compared to six months in 2005.

Segment operating income for the year ended December 31, 2006 increased $77.0 million compared to the year ended December 31, 2005, primarily due to a $40.5 million increase in the refined product terminals segment, a $30.7 million increase in the refined product pipelines segment and a $6.3 million increase in the crude oil pipelines segment. Increases in the refined product terminals and refined product pipeline segments relate primarily to the effect of the Kaneb Acquisition, while the crude oil pipelines segment increased due to the acquisition of our interest in the Capwood crude oil pipeline. Except for storage lease revenues and bunker sales, operating income for our segments depends upon the level of throughputs moving through our assets. In addition to the Kaneb Acquisition, which impacted only the refined product terminals and refined product pipelines segments, all of our segments, except the crude oil storage tank segment, were affected by lower throughputs in 2005 resulting from scheduled maintenance turnarounds or other operational issues at Valero Energy’s McKee, Three Rivers and Ardmore refineries.

Refined Product Terminals

Revenues increased by $391.0 million for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to the following:

•

the Kaneb Acquisition contributed $505.5 million of bunkering revenues and $247.5 million of storage lease revenues for the year ended December 31, 2006 compared to $252.4 million of bunkering revenues and $115.4 million of storage lease revenues for the period from July 1, 2005 to December 31, 2005;

•	the acquisition of the St. James terminal in December of 2006 contributed $1.7 million to revenue;

•	higher throughputs in 2006 as the McKee and Three Rivers refineries experienced scheduled turnarounds and unit downtime in 2005; and

•	an increase in the fees charged at our terminals.

Partially offsetting the increases above were lower throughputs at our asphalt terminals due to a reduction in overall demand in 2006.

Cost of product sales totaled $462.0 million for the year ended December 31, 2006 and $229.8 million for the period from July 1, 2005 to December 31, 2005. Cost of product sales reflects the cost of bunker fuel sold to marine vessels at our two facilities we acquired as part of the Kaneb Acquisition.

Operating expenses increased $97.8 million for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to the inclusion of a full year in 2006 of operating expenses related to the assets acquired in the Kaneb Acquisition.

Depreciation and amortization expense increased $20.5 million for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to the inclusion of a full year in 2006 of depreciation and amortization expense related to our property and equipment acquired in the Kaneb Acquisition.

Refined Product Pipelines

Revenues increased by $77.9 million for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to the following:

•	the Kaneb Acquisition contributed $121.8 million of revenues for the year ended December 31, 2006 compared to $57.4 million of revenue for the period from July 1, 2005 to December 31, 2005;

•

higher throughputs and revenues on the McKee to El Paso refined product pipeline system and the McKee to Denver refined product pipelines and higher throughputs in 2006 as the McKee and Three Rivers refineries experienced turnarounds and unit downtime in 2005; and

•

the completion of the Burgos project, which commenced operations on the Edinburg to Harlingen segment in October 2005, the Harlingen to Brownsville segment in March 2006 and made its first delivery of naphtha from Penitas, TX near the Mexico border to Brownsville in the third quarter of 2006;

Operating expenses increased by $28.6 million for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to the inclusion of a full year in 2006 of operating expenses related to the assets acquired in the Kaneb Acquisition.

Depreciation and amortization expense increased $14.3 million for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to the inclusion of a full year in 2006 of depreciation and amortization expense related to our property and equipment acquired in the Kaneb Acquisition and the completion of the Burgos project in 2006.

Crude Oil Pipelines

Revenues increased $7.2 million for the year ended December 31, 2006, compared to the year ended December 31, 2005 primarily due to higher throughputs in 2006 as the McKee, Three Rivers and Ardmore refineries experienced scheduled turnarounds and unit downtime in 2005. In addition, our acquisition of the Capwood pipeline on January 1, 2006, which increased throughputs by approximately 41,000 barrels per day, resulted in additional revenues of $2.3 million.

Crude Oil Storage Tanks

Despite comparable revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005, throughputs decreased by approximately 15,000 barrels per day due to scheduled turnarounds at Valero Energy’s Benicia and Texas City refineries in 2006. The lower throughput and revenue at the Benicia and Texas City facilities were offset by higher revenue from the Corpus Christi (North Beach) facility, which did not report throughput barrels through December 31, 2006 as revenues for this facility are mainly based on a lease agreement with Valero Energy.

General

General and administrative expenses increased by $18.7 million for the year ended December 31, 2006 compared to the year ended December 31, 2005, due to increased headcount as a result of the Kaneb Acquisition and reduced services received from Valero Energy under the services agreement. This increase in general and administrative expenses was partially offset by a decrease of $5.0 million in the service fee charged to us under the 2006 Services Agreement with Valero Energy.

Equity earnings from joint ventures increased by $3.6 million for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily related to our 50% ownership in a terminal and storage facility in Linden, New Jersey, which was acquired in the Kaneb Acquisition.

Interest and other expense, net increased by $18.5 million for the year ended December 31, 2006 compared to the year ended December 31, 2005, due to higher average debt balances resulting from debt assumed as part of the Kaneb Acquisition and debt incurred to fund the Kaneb Acquisition combined with higher interest rates in 2006. Partially offsetting this increase was an impairment charge of $2.1 million in 2005 as a portion of the Three Rivers to Pettus to Corpus Christi, Texas refined product pipeline was permanently idled.

Income tax expense increased $1.1 million for the year ended December 31, 2006 compared to the year ended December 31, 2005 primarily due to the inclusion of a full year in 2006 of income tax expense related to certain operations acquired in the Kaneb Acquisition.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Financial Highlights

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2005	2004	Change
Statement of Income Data:
Revenues:
Service revenue	$407,194	$220,792	$186,402
Product sales	252,363	—	252,363

Total revenues	659,557	220,792	438,765
Costs and expenses:
Cost of product sales	229,806	—	229,806
Operating expenses	185,351	79,054	106,297
General and administrative expenses	26,553	11,321	15,232
Depreciation and amortization	64,895	33,149	31,746

Total costs and expenses	506,605	123,524	383,081

Operating income	152,952	97,268	55,684
Equity earnings from joint ventures	2,319	1,344	975
Interest and other expense, net	(42,883)	(20,194)	(22,689)

Income from continuing operations before income tax expense	112,388	78,418	33,970
Income tax expense	4,713	—	4,713

Income from continuing operations	107,675	78,418	29,257

Income from discontinued operations, net of income tax	3,398	—	3,398

Net income	111,073	78,418	32,655
Less net income applicable to the general partner	(10,758)	(5,927)	(4,831)

Net income applicable to limited partners	$100,315	$72,491	$27,824

Weighted average number of basic and diluted units outstanding	35,023,250	23,041,394	11,981,856

Net income per unit applicable to limited partners:
Continuing operations	$2.76	$3.15	$(.39)
Discontinued operations	0.10	—	0.10

Net income	$2.86	$3.15	$(.29)

Segment Operating Highlights

(Thousands of Dollars, Except Barrel/Day Information)

	Year Ended December 31,
	2005	2004	Change
Refined Product Terminals:
Throughput (barrels/day)(a)(b)	245,084	256,576	(11,492)
Throughput revenues	$43,617	$39,984	$3,633
Storage lease revenues	115,352	—	115,352
Product sales (bunkering)	252,363	—	252,363

Total revenues	411,332	39,984	371,348
Cost of product sales	229,806	—	229,806
Operating expenses	94,607	18,365	76,242
Depreciation and amortization	25,008	6,471	18,537

Segment operating income	$61,911	$15,148	$46,763

Refined Product Pipelines:
Throughput (barrels/day)(a)	556,654	442,596	114,058
Revenues	$149,853	$86,418	$63,435
Operating expenses	64,671	37,332	27,339
Depreciation and amortization	27,778	14,715	13,063

Segment operating income	$57,404	$34,371	$23,033

Crude Oil Pipelines:
Throughput (barrels/day)	358,965	381,358	(22,393)
Revenues	$51,429	$52,462	$(1,033)
Operating expenses	16,378	15,468	910
Depreciation and amortization	4,612	4,499	113

Segment operating income	$30,439	$32,495	$(2,056)

Crude Oil Storage Tanks:
Throughput (barrels/day)	517,409	473,714	43,695
Revenues	$46,943	$41,928	$5,015
Operating expenses	9,695	7,889	1,806
Depreciation and amortization	7,497	7,464	33

Segment operating income	$29,751	$26,575	$3,176

Consolidated Information:
Revenues	$659,557	$220,792	$438,765
Cost of product sales	229,806	—	229,806
Operating expenses	185,351	79,054	106,297
Depreciation and amortization	64,895	33,149	31,746

Segment operating income	179,505	108,589	70,916
General and administrative expenses	26,553	11,321	15,232

Consolidated operating income	$152,952	$97,268	$55,684

(a)	Throughput related to newly acquired assets included in the table above is calculated based on throughput for the period from the date of acquisition through December 31 of the year of acquisition divided by the number of days in the applicable year.
(b)	Excludes throughputs related to the storage lease and bunkering revenues.

Annual Highlights

Net income for the year ended December 31, 2005 increased $32.7 million compared to the year ended December 31, 2004 due to higher segmental operating income, partially offset by increased general and administrative expense, increased interest expense and increased income tax expense. All of these increases predominantly resulted from the Kaneb Acquisition.

Segment operating income for the year ended December 31, 2005 increased $70.9 million compared to the year ended December 31, 2004, primarily due to a $46.8 million increase in operating income for the refined product terminals segment and a $23.0 million increase in operating income for the refined product pipelines segment. These increases relate primarily to the effect of the Kaneb Acquisition. Except for storage lease revenues and bunker sales, operating income for our segments depends upon the level of throughputs moving through our assets. In addition to the Kaneb Acquisition, which impacted only the refined product terminals and refined product pipelines segments, all of our segments were affected by lower throughputs in 2005 resulting from scheduled maintenance turnarounds or other operational issues at Valero Energy’s McKee, Three Rivers and Ardmore refineries.

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

Partially offsetting the increases above were lower throughputs in the refined product pipelines that support Valero Energy’s Ardmore and Three Rivers refineries, which experienced maintenance turnarounds during 2005.

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

Operating expenses increased by $0.9 million for the year ended December 31, 2005, compared to the year ended December 31, 2004 primarily due to higher maintenance expense on the Wasson to Ardmore and the Wichita Falls crude oil pipelines, partially offset by decreased power costs after idling several pump stations on the Wichita Falls pipeline as part of the power optimization program.

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

Interest and other expense, net increased by $22.7 million for the year ended December 31, 2005 compared to the year ended December 31, 2004, due to higher average debt balances resulting from debt assumed as part of the Kaneb Acquisition and debt incurred to fund the Kaneb Acquisition combined with higher interest rates in 2005. Additionally, in the fourth quarter of 2005, a portion of the Three Rivers to Pettus to Corpus Christi, Texas refined product pipeline was permanently idled. As a result, we recorded an impairment charge of $2.1 million included in “interest and other expense, net.”

Income tax expense was $4.7 million for the year ended December 31, 2005, all of which related to certain operations acquired in the Kaneb Acquisition that are conducted through separate taxable wholly owned corporate subsidiaries.

Outlook

Turnarounds or outages at our customers’ refineries have a significant effect on our earnings, as do maintenance expenses and market conditions. We expect several of the refineries that we serve to undergo turnaround activity in 2007. In addition, Valero Energy’s McKee refinery, which several of our pipelines and terminals serve, experienced a fire on February 16, 2007, which shut down the refinery. We do not know how long the McKee refinery will remain shut down, however we expect the impact to our earnings to be somewhat mitigated by business interruption insurance.

For 2007, we expect general and administrative expenses, mainly related to information system, human resources and telecommunications, to increase due to our separation from Valero Energy.

Overall, the outlook for 2007 remains positive. During 2006, we completed key expansion projects and we commenced construction on other significant expansion projects, which we expect to start contributing to our earnings in 2007. We should benefit from higher revenues in the latter half of 2007 as a result of these investments. Additionally, effective July 1st, we expect the tariffs on our pipelines to increase, which will also positively impact our results.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary cash requirements are for distributions to partners, debt service, reliability and expansion capital expenditures, acquisitions and normal operating expenses. We typically generate sufficient cash from our current operations to fund day-to-day operating and general and administrative expenses, reliability capital expenditures and distribution requirements. We also have available borrowing capacity under our existing revolving credit facility and, to the extent necessary, we may raise additional funds through equity or debt offerings under our $750 million universal shelf registration statement to fund strategic capital expenditures or other cash requirements not funded from operations. However, there can be no assurance regarding the availability of any additional funds or whether such additional funds can be provided on terms acceptable to us.

Cash Flows for the Year Ended December 31, 2006 and 2005

Net cash provided by operating activities for the year ended December 31, 2006 was $250.8 million compared to $186.4 million for the year ended December 31, 2005. The increase in cash generated from operating activities is primarily due to higher net income and depreciation expense.

The net cash generated by operating activities for the year ended December 31, 2006, combined with available cash on hand, was used primarily to fund distributions to unitholders and the general partner in the aggregate amount of $183.3 million. Proceeds from long-term debt borrowings totaling $269.0 million, combined with the proceeds received from the sale of the Australia and New Zealand subsidiaries on March 30, 2006 were used to fund asset acquisitions of $154.5 million, repay long-term debt of $83.5 million and to fund capital expenditures and investment of other noncurrent assets of $124.0 million and $10.8 million, respectively.

Net cash provided by operating activities for the year ended December 31, 2005 was $186.4 million. The net cash provided by operations, combined with available cash on hand, was used primarily to fund distributions to unitholders and the general partner in the aggregate amount of $127.8 million. Additionally, we used cash from those sources in combination with long-term debt borrowings totaling $746.5 million, combined with proceeds from the general partner contribution totaling $29.2 million and proceeds received from the sale of Martin Oil LLC to a subsidiary of Valero Energy totaling $26.8 million to fund the Kaneb Acquisition, repay certain outstanding indebtedness of Kaneb and to fund capital expenditures and investment of other noncurrent assets of $68.1 million and $3.3 million, respectively. Proceeds received from the sale of the Held Separate Businesses on September 30, 2005 were used to repay debt outstanding under the Revolving Credit Agreement and the Term Credit Agreement, which was incurred to partially finance the Kaneb Acquisition.

Equity

Shelf Registration Statement. On October 2, 2003, the United States Securities and Exchange Commission (the SEC) declared effective a shelf registration statement on Form S-3 filed by us and Valero Logistics to register $750.0 million of securities for potential future issuance. We may, in one or more offerings, offer and sell common units representing limited partner interests in the Partnership. Valero Logistics may, in one or more offerings, offer and sell debt securities, which will be fully and unconditionally guaranteed by us. The full balance of the $750.0 million universal shelf registration statement is available as of December 31, 2006.

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

Distributions. Valero L.P.’s partnership agreement, as amended, determines the amount and priority of cash distributions that our common unitholders and general partner may receive. The general partner is entitled to incentive distributions, as defined below, if the amount we distribute with respect to any quarter exceeds $0.60 per unit. Effective March 11, 2004, Valero L.P.’s partnership agreement was amended to lower the general partner’s incentive distribution rights with respect to distributions of available cash from 48% to 23% of the amount of any quarterly distribution that exceeds $0.90 per unit. The general partner will continue to receive a 2% distribution with respect to its general partner interest. For a detailed discussion of the incentive distribution targets, please read Item 5. “Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Common Units.”

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

	Year Ended December 31,
	2006	2005 (a)	2004
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$3,742	$3,036	$1,595
General partner incentive distribution	14,778	10,259	4,449

Total general partner distribution	18,520	13,295	6,044
Limited partners’ distribution	168,515	138,500	73,733

Total cash distributions	$187,035	$151,795	$79,777

Cash distributions per unit applicable to limited partners	$3.600	$3.365	$3.200

(a)	For the second quarter 2005, our net income allocation to general and limited partners reflected a total cash distribution based on the partnership interests outstanding as of June 30, 2005. On July 1, 2005, we issued approximately 23.8 million of our common units in exchange for all outstanding units of KPP in connection with the Kaneb Acquisition. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. As such, the actual cash payment made with respect to the second quarter 2005 included the distributions paid to former Kaneb unitholders. The general partner’s portion of the actual cash payment made with respect to the second quarter 2005 was higher than the net income allocation to the general partner as the units had increased prior to the record date. Therefore, the distribution paid related to the year ended December 31, 2005 is more than the amount allocated to the general partner in our net income allocation.

On January 25, 2007, we declared a quarterly distribution of $0.915 per unit, which was paid on February 14, 2007 to unitholders of record on February 7, 2007. This distribution, related to the fourth quarter of 2006, totaled $47.7 million, of which $4.9 million represented the general partner’s share, including a $3.9 million incentive distribution.

Capital Requirements

The petroleum pipeline and terminalling industry is capital intensive, requiring significant investments to maintain, upgrade or enhance existing operations and to comply with environmental and safety laws and regulations. Our capital expenditures consist of:

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

During the year ended December 31, 2006, we incurred reliability capital expenditures of $34.0 million primarily related to system automation and maintenance upgrade projects at our terminals and pipelines, and expansion capital expenditures of $90.1 million primarily related to the construction of 110 miles of new pipeline in the northeastern Mexico and South Texas regions (Burgos Project) and the St. Eustatius and Amsterdam terminal expansion projects.

For 2007, we expect to incur approximately $255.0 million of capital expenditures, including $45.0 million for reliability capital projects and $210.0 million for expansion capital projects and capital expenditures required as a result of our separation from Valero Energy. We continuously evaluate our capital budget and make changes as economic conditions warrant. If conditions warrant, our actual capital expenditures for 2007 may exceed the budgeted amounts. We believe cash generated from operations combined with other sources of liquidity previously described will be sufficient to fund our capital expenditures in 2007.

Long-Term Contractual Obligations

6.05% Senior Notes

On March 18, 2003, Valero Logistics completed the sale of $250 million of 6.05% senior notes, maturing in 2013, issued in a private placement to institutional investors, for net proceeds of $247.3 million. Interest on the 6.05% senior notes is payable semi-annually in arrears on March 15 and September 15 of each year. Although the 6.05% senior notes were not initially registered under the Securities Act of 1933 or any other securities laws, in July 2003, we exchanged the outstanding $250.0 million 6.05% senior notes that were not registered for $250.0 million of 6.05% senior notes that have been registered under the Securities Act of 1933.

6.875% Senior Notes

On July 15, 2002, we completed the sale of $100.0 million of 6.875% senior notes, maturing in 2012, for net proceeds of $98.2 million. The net proceeds were used to repay the $91.0 million then outstanding under the revolving credit facility. Interest on the 6.875% senior notes is payable semi-annually in arrears on January 15 and July 15 of each year.

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

Due to the completed sale of Valero Energy’s remaining interests in Valero GP Holdings on December 22, 2006, the change-in-control provision was triggered, and Valero Logistics offered to purchase the senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase. This offer expired on January 23, 2007, with approximately $20.1 million of the 6.05% senior notes tendered to us for repurchase. We retired the senior notes that were tendered with borrowings under our Revolving Credit Agreement on February 1, 2007. The effect of the retirement of those senior notes was not significant to our financial position or results of operations.

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

The senior notes issued by Valero Logistics are fully and unconditionally guaranteed by Valero L.P. In connection with the Kaneb Acquisition, Valero L.P. fully and unconditionally guaranteed the outstanding senior notes issued by KPOP. Additionally, effective July 1, 2005, both Valero Logistics and KPOP fully and unconditionally guaranteed the outstanding senior notes of the other.

Term Loan Agreement

The $525 million term loan agreement dated July 1, 2005 (the Term Loan Agreement) matures on July 1, 2010 and bears interest based on either an alternative base rate or LIBOR, which was 6.0% as of December 31, 2006. The weighted-average interest rate related to outstanding borrowings under the Term Loan Agreement for the year ended December 31, 2006 was 5.8%. As of December 31, 2006 and 2005, our outstanding balance under the Term Loan Agreement was $225.0 million. No additional funds may be borrowed under the Term Loan Agreement.

Revolving Credit Agreement

The revolving credit agreement (the Revolving Credit Agreement), dated effective December 20, 2004 as amended on June 30, 2005, bears interest based on either an alternative base rate or LIBOR, which was 6.1% as of December 31, 2006. As of December 31, 2006 and 2005, we had $408.6 million and $395.1 million, respectively, available for borrowing under the Revolving Credit Agreement. The weighted-average interest rate related to outstanding borrowings under the Revolving Credit Agreement for the year ended December 31, 2006 was 5.8%.

UK Term Loan

As a result of the Kaneb Acquisition, on July 1, 2005, we amended and restated a term loan agreement of Kaneb’s UK subsidiary dated January 29, 1999 (the UK Term Loan), and assumed the outstanding obligation of 21,000,000 Pounds Sterling ($41.1 million and $36.1 million as of December 31, 2006 and 2005, respectively). The UK Term Loan bears interest at 6.65% annually.

Credit Agreement Provisions

The Term Loan Agreement, the Revolving Credit Agreement and the UK Term Loan all require that we maintain certain financial ratios and include other restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exists or would result from the distribution. Management believes that we are in compliance with all ratios and covenants of the Term Loan Agreement, the Revolving Credit Agreement and the UK Term Loan as of December 31, 2006.

Credit Agreement Amendments

On June 6, 2006, we completed certain amendments to our Term Loan Agreement and our Revolving Credit Agreement. Both agreements were amended to (i) eliminate the provision that the failure of Valero Energy to own or control the general partner of Valero L.P. constitutes a “change of control”; (ii) extend the maturities of the agreements to 2011; (iii) include certain material construction projects in the definition of “Consolidated EBITDA”; and (iv) eliminate the requirement that we maintain a minimum consolidated interest coverage ratio. Additionally, the amendments reduced the applicable margin on LIBOR loans to vary from 0.40% to 0.95% for the Term Loan Agreement and 0.27% to 0.70% for the Revolving Credit Agreement, depending upon Valero L.P.’s credit rating. Additionally, the UK Term Loan was amended to (i) extend the maturity to 2011; (ii) include certain material construction projects in the definition of “Consolidated EBITDA”; and (iii) eliminate the requirement that we maintain a minimum consolidated interest coverage ratio.

On November 30, 2006, we further amended our Term Loan Agreement, our Revolving Credit Agreement and our UK Term Loan. All the agreements listed above were amended (i) to remove the requirement that the lenders approve in advance the amount of pro forma EBITDA associated with certain material construction projects used in the calculation of consolidated EBITDA, a component of the consolidated debt coverage ratio required by the covenants of the agreements, and (ii) to exclude from the agreements’ definition of Indebtedness the aggregate principal amount of hybrid equity securities, as defined in the amendment, that is treated as equity by Standard & Poors and Moody’s based on the classifications of these hybrid equity securities issued by Standard & Poors and Moody’s.

Our Revolving Credit Agreement was further amended to allow for borrowings denominated in Euros, up to the equivalent of $100 million. Also effective on November 30, 2006, the lenders agreed to our request to increase the total commitments under the Revolving Credit Agreement from $400 million to $600 million.

Port Authority of Corpus Christi Note Payable

The proceeds from the original $12.0 million note payable due to the Port of Corpus Christi Authority of Nueces County, Texas (Port Authority of Corpus Christi) were used for the construction of a crude oil storage facility in Corpus Christi, Texas. The note payable is due in annual installments of $1.2 million through December 31, 2015 and is collateralized by the crude oil storage facility. Interest on the unpaid principal balance accrues at a rate of 8.0% per annum. The land on which the crude oil storage facility was constructed is leased from the Port Authority of Corpus Christi.

Interest Rate Swaps

During 2003, we entered into interest rate swap agreements to manage our exposure to changes in interest rates. The interest rate swap agreements have an aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, we will receive a fixed rate (6.875% and 6.05% for the $60.0 million and $107.5 million of interest rate swap agreements, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement. As of December 31, 2006 and 2005, the aggregate estimated fair value of the interest rate swaps included in other long-term liabilities in the consolidated balance sheet was $4.9 million and $4.0 million, respectively.

The interest rate swap contracts qualified for the shortcut method of accounting prescribed by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged items. As of December 31, 2006 and 2005, the weighted average effective interest rate for the interest rate swaps was 7.1% and 6.6%, respectively.

The following table presents our long-term contractual obligations and commitments and the related payments due, in total and by period, as of December 31, 2006.

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
	(Thousands of Dollars)
Long-term debt (stated maturities)	$647	$660	$713	$770	$457,476	$854,049	$1,314,315
Operating leases	7,979	7,737	6,570	6,394	5,900	104,269	138,849
Purchase obligations	217,539	196,413	1,773	837	752	2,248	419,562

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

On April 13, 2006, we entered into an agreement to purchase three 30,000 barrel and two 52,000 barrel tank barges over the next two years for our St. Eustatius facility. The contract price is $34.1 million, which is subject to adjustment based on the actual cost incurred for the steel. In January of 2007, we assigned this purchase agreement to another company, which eliminates our obligation. In addition, we have signed an agreement to lease the constructed barges effective when the first barge is completed and delivered, which is estimated to be in third quarter 2007.

Related Party Transactions

We have transactions with Valero Energy for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, certain employee costs, insurance costs, administrative costs, and lease expense. Under the terms of various services agreements with Valero Energy (described below), we reimbursed Valero Energy for payroll costs of employees working on our behalf. Additionally, Valero Energy charged us an administrative service fee. Due to Valero Energy’s sale of its interest in Valero GP Holdings on December 22, 2006, the receivable from Valero Energy and payable to Valero Energy are not separately presented in the consolidated balance sheet as of December 31, 2006 as related party balances. The Receivable from Valero Energy as of December 31, 2005 represented amounts due for pipeline tariff, terminalling fee and crude oil storage tank fee revenues and the payable to Valero Energy as of December 31, 2006 represented amounts due for employee costs, insurance costs, operating expenses, administrative costs and lease expense.

The following table summarizes information pertaining to transactions with Valero Energy:

	Year Ended December 31,
	2006	2005 (a)	2004
	(Thousands of Dollars)
Revenues	$260,980	$234,485	$217,608
Operating expenses	94,587	60,921	31,960
General and administrative expenses	32,183	19,356	10,539

(a)	The amounts reflected in the table include revenues and operating expenses of $1,867 and $1,850, respectively, which are included in income from discontinued operations in the consolidated statement of income.

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

Services Agreement

Because we do not have any employees, we have relied upon employees of Valero GP, LLC. Prior to our separation from Valero Energy, these employees were provided to us under the terms of various services agreements between us and Valero Energy. The terms of these services agreements generally provided that the costs of employees who performed services directly on our behalf, including salaries, wages and employee benefits, were charged directly to us. In addition, Valero Energy charged us an administrative services fee, which was $1.6 million, $6.6 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Due to Valero Energy’s sale of its remaining interest in Valero GP Holdings on December 22, 2006, Valero GP, LLC ceased being an indirect subsidiary of Valero Energy. Accordingly, Valero Energy no longer provides employees that work directly on our behalf. Instead, Valero GP, LLC provides those employees, and we reimburse Valero GP Holdings, which owns Valero GP, LLC for those employee costs. However, Valero Energy continues to provide certain services to us under the terms of a services agreement dated December 22, 2006 (the 2007 Services Agreement). Beginning January 1, 2007, under the 2007 Services Agreement, we pay Valero Energy approximately $97,000 per month for administrative services (primarily information system services and human resource services) and approximately $93,000 per month for telecommunication services.

The 2007 Services Agreement terminates on December 31, 2010. We have the right to reduce the administrative or telecommunications services provided under the agreement at any time with 60 days notice. Valero Energy has the option to terminate the Services Agreement prior to December 31, 2010 if it provides us with written notice of its intention to do so. However, the administrative services performed by Valero Energy cannot be terminated prior to various optional termination dates specified in the Services Agreement and Valero Energy must continue to provide human resource services for six months subsequent to such notice. If Valero Energy elects to terminate the 2007 Services Agreement prior to December 31, 2010, they agreed to pay us a termination fee of $13.0 million.

If Valero Energy exercises its termination option and we are not able to perform those services ourselves or find another third party provider, we can request Valero Energy to continue to perform those services at a monthly fee significantly in excess of the current fees described above. If we are able to perform those services ourselves or engage another third party to provide them, our costs may exceed the amounts charged by Valero Energy.

Omnibus Agreement

On March 31, 2006, we entered into an amended and restated omnibus agreement (the 2006 Omnibus Agreement) with Valero Energy, Valero GP, LLC, Riverwalk Logistics, L.P., and Valero Logistics. The 2006 Omnibus Agreement supersedes the Omnibus Agreement among the parties dated effective April 16, 2001. The 2006 Omnibus Agreement governs potential competition between Valero Energy and us. Under the 2006 Omnibus Agreement, Valero Energy has agreed, and will cause its controlled affiliates to agree, for so long as Valero Energy owns 20% or more of us, not to engage in the business of transporting crude oil and other feedstocks or refined products, including petrochemicals, or operating crude oil storage facilities or refined product terminalling assets in the United States. This restriction does not apply to:

•

any business retained by Ultramar Diamond Shamrock Corporation (UDS) as of April 16, 2001, the closing of Valero L.P.’s initial public offering, or any business owned by Valero Energy at the date of its acquisition of UDS on December 31, 2001;

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

With the closing of Valero GP Holding’s secondary public offering on December 22, 2006, Valero Energy no longer owns 20% or more of us, which allows Valero Energy to compete with us.

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

Pipelines and Terminals Usage Agreement—McKee, Three Rivers and Ardmore

Under the terms of the Pipeline and Terminals Usage Agreement dated April 16, 2001, we provide transportation services that support Valero Energy’s refining and marketing operations relating to the McKee, Three Rivers and Ardmore refineries. Pursuant to the agreement, Valero Energy has agreed through April 2008:

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

If market conditions change with respect to the transportation of crude oil or refined products, or to the end markets in which Valero Energy sells refined products, in a material manner such that Valero Energy would suffer a material adverse effect if it were to continue to use our pipelines and terminals that serve the McKee, Three Rivers and Ardmore refineries at the required levels, Valero Energy’s obligation to us will be suspended during the period of the change in market conditions to the extent required to avoid the material adverse effect.

In the event Valero Energy does not transport in our pipelines or use our terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, Valero Energy will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted average pipeline tariff or terminal fee. For the years ended December 31, 2006, 2005 and 2004, Valero Energy exceeded its obligations under the Pipelines and Terminals Usage Agreement. Additionally, Valero Energy has agreed not to challenge, or cause others to challenge, our interstate or intrastate tariffs for the transportation of crude oil and refined products until at least April 2008.

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

-

to transport in the Houston and Valley pipeline systems an aggregate of 40% of the Corpus Christi refineries’ gasoline and distillate production but only if the combined throughput in these pipelines is less than 110,000 barrels per day;

-

to transport in the Pettus to San Antonio refined product pipeline 25% of the Three Rivers refinery gasoline and distillate production and in the Pettus to Corpus Christi refined product pipeline 90% of the Three Rivers refinery raffinate production;

-	to use the Houston asphalt terminal for an aggregate of 7% of the asphalt production of the Corpus Christi refineries;

-

to use the Edinburg refined product terminal for an aggregate of 7% of the gasoline and distillate production of the Corpus Christi refineries, but only if the throughput at this terminal is less than 20,000 barrels per day; and

-	to use the San Antonio East terminal for 75% of the throughput in the Pettus to San Antonio refined product pipeline.

In the event Valero Energy does not transport in our pipelines or use our terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, Valero Energy will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted average pipeline tariff or terminal fee. Valero Energy’s obligation to transport 90% of the Three Rivers refinery raffinate production in the Pettus to Corpus Christi refined product pipeline was suspended in the fourth quarter of 2005 due to the temporary idling of the pipeline in the fourth quarter of 2005.

Non-Compete Agreement

On July 19, 2006, we entered into a non-compete agreement with Holdings, Riverwalk Logistics, L.P., and Valero GP, LLC (the Non-Compete Agreement). The Non-Compete Agreement became effective on December 31, 2006 when Valero GP Holdings ceased to be subject to the Amended and Restated Omnibus Agreement dated March 31, 2006. Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. Holdings will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. With respect to any other business opportunities, neither the Partnership nor Holdings are prohibited from engaging in any business, even if the Partnership and Holdings would have a conflict of interest with respect to such other business opportunity.

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

St. James Terminalling agreement

On December 1, 2006, we executed a terminal services agreement with Valero Energy for the St. James, Louisiana crude oil facility (the St. James Terminal Agreement). Pursuant to the St. James Terminal Agreement, we will provide crude oil storage and blending services to Valero Energy for a minimum throughput fee of $1.175 million per month, plus $0.08 per barrel throughput in excess of 4 million barrels per month and $0.03 per barrel blended. The St. James Terminal Agreement has an initial term of five years, with an option to extend for an additional five years, provided that Valero Energy provides notice of its intent to extend the term at least one year prior to the expiration of the initial term.

Hydrogen Tolling Agreement

A hydrogen tolling agreement, which provides that Valero Energy will pay us minimum annual revenues of $1.4 million for transporting crude hydrogen from the BOC Group’s chemical facility in Clear Lake, Texas to Valero Energy’s Texas City refinery.

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

Corpus Christi North Beach Storage Facility

We entered into a one-year shell barrel capacity lease agreement with Valero Energy on January 1, 2004 for the 1.6 million barrels of capacity at our Corpus Christi North Beach storage facility. This lease automatically renews for additional one-year terms unless either party terminates it with a 90-day written notice. This lease was terminated on December 31, 2006.

Effective January 1, 2007, we entered into a one-year terminal service agreement with Valero Energy for the 1.6 million barrels of capacity at our Corpus Christi North Beach storage facility. This agreement will automatically renew from year-to-year unless either party terminates it with a 90-day written notice.

Office Rental Agreement Termination

In January of 2006, we entered into an Office Rental Agreement (the Rental Agreement) with Valero Energy whereby we agreed to lease approximately 65,000 square feet of office space at an annual cost of approximately $1.6 million per year. Rental payments were scheduled to commence upon the completion of a new office facility presently being constructed by Valero Energy. Effective December 22, 2006, the Rental Agreement was terminated by the parties. No early termination penalties were incurred by any of the parties to the agreement.

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

The balance of and changes in our accruals for environmental matters as of and for the years ended December 31, 2006, 2005 and 2004 are included in Note 11 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data.” We believe that we have adequately accrued for our environmental exposures.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to select accounting policies and to make estimates and assumptions related thereto that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The accounting policies below are considered critical due to judgments made by management and the sensitivity of these estimates to deviations of actual results from management’s assumptions. The critical accounting policies should be read in conjunction with Note 2 of Notes to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data,” which summarizes our significant accounting policies.

Depreciation

We calculate depreciation expense using the straight-line method over the estimated useful lives of our property and equipment. Because of the expected long useful lives of the property and equipment, we depreciate our property and equipment over periods ranging from 10 years to 40 years. Changes in the estimated useful lives of the property and equipment could have a material adverse effect on our results of operations.

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

Asset Retirement Obligations

We record a liability, which is referred to as an asset retirement obligation, at fair value for the estimated cost to retire a tangible long-lived asset at the time we incur that liability, which is generally when the asset is purchased, constructed or leased. We record a liability for asset retirement obligations when we have a legal obligation to incur costs to retire the asset and when a reasonable estimate of the fair value of the obligation can be made. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the fair value.

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

We also have legal obligations in the form of leases and right of way agreements, which require us to remove certain of our assets upon termination of the agreement. However, these lease or right of way agreements generally contain automatic renewal provisions that extend our rights indefinitely or we have other legal means available to extend our rights. We have recorded a liability of approximately $2.0 million, which is included in other long-term liabilities on the consolidated balance sheet, for conditional asset retirement obligations related to the retirement of terminal assets with lease and right of way agreements as of December 31, 2006. Prior to the Kaneb Acquisition, we had not recorded a liability for asset retirement obligations.

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

Contingencies

We accrue for costs relating to litigation, claims and other contingent matters, including tax contingencies, when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Actual amounts paid may differ from amounts estimated, and such differences will be charged to income in the period when final determination is made.

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

	December 31, 2006
	Expected Maturity Dates
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$647	$660	$713	$770	$41,950	$854,048	$898,789	$939,191
Average interest rate	8.0%	8.0%	8.0%	8.0%	6.7%	6.6%	6.6%
Variable rate	$—	$—	$—	$—	$415,526	$—	$415,526	$415,526
Average interest rate	—	—	—	—	6.1%	—	6.1%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(4,908)
Average pay rate	7.0%	6.7%	6.7%	6.8%	6.9%	6.8%	6.8%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.2%	6.3%

	December 31, 2005
	Expected Maturity Dates
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$1,046	$611	$660	$713	$36,901	$854,881	$894,812	$954,039
Average interest rate	8.0%	8.0%	8.0%	8.0%	6.7%	6.6%	6.6%
Variable rate	$—	$—	$—	$—	$229,000	$—	$229,000	$229,000
Average interest rate	—	—	—	—	5.2%	—	5.2%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(4,002)
Average pay rate	6.6%	6.6%	6.6%	6.6%	6.7%	6.6%	6.6%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%	6.3%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) for Valero L.P. Our management evaluated the effectiveness of Valero L.P.’s internal control over financial reporting as of December 31, 2006. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management believes that as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

KPMG LLP, our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which begins on page 59 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Valero GP, LLC

and Unitholders of Valero L.P.:

We have audited the accompanying consolidated balance sheets of Valero L.P. and subsidiaries (a Delaware limited partnership) (the Partnership) as of December 31, 2006 and 2005, and the related consolidated statements of income, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valero L.P. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the PCAOB, the effectiveness of Valero L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Antonio, Texas
February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors of Valero GP, LLC

And Unitholders of Valero L.P.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (page 57), that Valero L.P. and subsidiaries (the Partnership) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Valero L.P. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Valero L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the PCAOB, the consolidated balance sheets of Valero L.P. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, Texas

February 28, 2007

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$68,838	$36,054
Receivable from related party	—	21,873
Accounts receivable, net of allowance for doubtful accounts of $1,220 and $1,976 as of December 31, 2006 and 2005, respectively	105,976	110,066
Inventories	16,979	17,473
Other current assets	21,205	30,138
Assets of businesses held for sale	—	79,807

Total current assets	212,998	295,411

Property and equipment, at cost	2,694,358	2,417,529
Accumulated depreciation and amortization	(349,223)	(257,316)

Property and equipment, net	2,345,135	2,160,213
Intangible assets, net	53,532	59,159
Goodwill	774,441	767,587
Investment in joint ventures	74,077	73,986
Deferred charges and other assets, net	22,683	10,636

Total assets	$3,482,866	$3,366,992

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$647	$1,046
Payable to related party	2,315	12,800
Accounts payable	86,307	104,320
Accrued interest payable	17,528	16,391
Accrued liabilities	37,651	46,917
Taxes other than income taxes	10,219	9,013
Income taxes payable	2,068	4,001
Liabilities of businesses held for sale	—	11,100

Total current liabilities	156,735	205,588

Long-term debt, less current portion	1,353,720	1,169,659
Long-term payable to Valero GP Holdings, LLC	5,749	—
Long-term payable to Valero Energy	—	5,507
Deferred income taxes	21,584	13,576
Other long-term liabilities	69,397	71,883
Commitments and contingencies (Note 12)

Partners’ equity:
Common units	1,830,047	1,749,007
Subordinated units	—	114,127
General partner’s equity	38,815	38,913
Accumulated other comprehensive income (loss)	6,819	(1,268)

Total partners’ equity	1,875,681	1,900,779

Total liabilities and partners’ equity	$3,482,866	$3,366,992

See Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Services revenues:
Third parties	$363,721	$174,576	$3,184
Valero Energy	260,980	232,618	217,608

Total services revenues	624,701	407,194	220,792
Product sales	510,973	252,363	—

Total revenues	1,135,674	659,557	220,792

Costs and expenses:
Cost of product sales	466,276	229,806	—
Operating expenses:
Third parties	218,017	126,280	47,094
Valero Energy	94,587	59,071	31,960

Total operating expenses	312,604	185,351	79,054
General and administrative expenses:
Third parties	13,033	7,197	782
Valero Energy	32,183	19,356	10,539

Total general and administrative expenses	45,216	26,553	11,321
Depreciation and amortization	100,266	64,895	33,149

Total costs and expenses	924,362	506,605	123,524

Operating income	211,312	152,952	97,268
Equity earnings from joint ventures	5,882	2,319	1,344
Interest and other expense, net	(61,427)	(42,883)	(20,194)

Income from continuing operations before income tax expense	155,767	112,388	78,418
Income tax expense	5,861	4,713	—

Income from continuing operations	149,906	107,675	78,418

Income (loss) from discontinued operations, net of income tax	(376)	3,398	—

Net income	149,530	111,073	78,418
Less net income applicable to general partner	(16,910)	(10,758)	(5,927)

Net income applicable to limited partners	$132,620	$100,315	$72,491

Net income per unit applicable to limited partners:
Continuing operations	$2.84	$2.76	$3.15
Discontinued operations	(0.01)	0.10	—

Net income	$2.83	$2.86	$3.15

Weighted average number of basic and diluted units outstanding	46,809,749	35,023,250	23,041,394

See Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$149,530	$111,073	$78,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,266	66,667	33,149
(Benefit) provision for deferred income taxes	(74)	4,283	—
Equity earnings from joint ventures	(5,969)	(2,499)	(1,344)
Distributions of equity earnings from joint ventures	5,155	2,499	1,344
Changes in operating assets and liabilities:
Decrease (increase) in receivable from Valero Energy	1,168	(2,678)	(3,414)
Decrease (increase) in accounts receivable	27,307	(39,397)	1,938
Decrease (increase) in inventories	257	(6,042)	—
Decrease (increase) in other current assets	6,181	(11,475)	(260)
Increase in payable to Valero Holdings GP, LLC	2,315	—	—
(Decrease) increase in payable to Valero Energy	(11,808)	8,634	(5,683)
Increase (decrease) in accrued interest payable	1,135	(259)	47
(Decrease) increase in accounts payable and other accrued liabilities	(17,205)	54,604	3,339
Increase (decrease) in taxes other than income taxes	1,345	(3,323)	264
Other, net	(8,792)	4,343	705

Net cash provided by operating activities	250,811	186,430	108,503

Cash Flows from Investing Activities:
Reliability capital expenditures	(33,952)	(23,707)	(9,701)
Expansion capital expenditures	(90,070)	(44,379)	(19,702)
Kaneb acquisition, net of cash acquired	—	(500,973)	(1,098)
Other acquisitions	(154,474)	—	(28,085)
Investment in other noncurrent assets	(10,820)	(3,319)	—
Proceeds from sale of Held Separate Businesses, net	—	454,109	—
Proceeds from dispositions of other assets	71,396	26,836	46
Proceeds from insurance settlement	3,661	—	—
Distributions in excess of equity earnings from joint ventures	113	2,433	29
Other, net	912	—	—

Net cash used in investing activities	(213,234)	(89,000)	(58,511)

Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings, net of issuance costs	269,026	746,472	43,000
Repayment of long-term debt	(83,510)	(735,064)	(15,468)
Distributions to unitholders and general partner	(183,290)	(127,789)	(78,240)
General partner contributions	575	29,197	—
(Decrease) increase in cash book overdrafts	(6,305)	10,006	1,118
Other, net	(395)	—	—

Net cash used in financing activities	(3,899)	(77,178)	(49,590)

Effect of foreign exchange rate changes on cash	(894)	(345)	—

Net increase in cash and cash equivalents	32,784	19,907	402
Cash and cash equivalents as of the beginning of year	36,054	16,147	15,745

Cash and cash equivalents as of the end of year	$68,838	$36,054	$16,147

Supplemental cash flow information:
Cash paid for interest	$74,964	$53,162	$24,120

Cash paid for income taxes	$7,234	$1,663	$—

See Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

(Thousands of Dollars, Except Unit Data)

	Limited Partners				General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity
	Common		Subordinated
	Units	Amount	Units	Amount
Balance as of January 1, 2004	13,442,072	$310,589	9,599,322	$118,005	$9,569	$—	$438,163

Net income	—	42,290	—	30,201	5,927	—	78,418
Other comprehensive loss – foreign currency translation	—	—	—	—	—	(30)	(30)

Total comprehensive income	—	42,290	—	30,201	5,927	(30)	78,388

Cash distributions to partners	—	(42,342)	—	(30,238)	(5,660)	—	(78,240)

Balance as of December 31, 2004	13,442,072	310,537	9,599,322	117,968	9,836	(30)	438,311

Net income	—	72,383	—	27,932	10,758	—	111,073
Other comprehensive loss – foreign currency translation	—	—	—	—	—	(1,238)	(1,238)

Total comprehensive income	—	72,383	—	27,932	10,758	(1,238)	109,835

Cash distributions to partners	—	(85,138)	—	(31,773)	(10,878)	—	(127,789)
Exchange of 23,768,355 common units for all common units of KPP in July 2005 and related general partner interest contributions	23,768,355	1,451,225	—	—	29,197	—	1,480,422

Balance as of December 31, 2005	37,210,427	1,749,007	9,599,322	114,127	38,913	(1,268)	1,900,779

Net income	—	123,180	—	9,440	16,910	—	149,530
Other comprehensive income – foreign currency translation	—	—	—	—	—	8,087	8,087

Total comprehensive income	—	123,180	—	9,440	16,910	8,087	157,617

Cash distributions to partners	—	(149,004)	—	(16,703)	(17,583)	—	(183,290)
Cash contributions from general partner	—	—	—	—	575	—	575
Conversion of subordinated units to common units on May 8, 2006	9,599,322	106,864	(9,599,322)	(106,864)	—	—	—

Balance as of December 31, 2006	46,809,749	$1,830,047	—	$—	$38,815	$6,819	$1,875,681

See Notes to Consolidated Financial Statements.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

1. ORGANIZATION AND OPERATIONS

Organization

Valero L.P. (NYSE: VLI) is a Delaware limited partnership formed in 1999 that completed its initial public offering of common units in April 16, 2001. Valero L.P. is engaged in the crude oil and refined product transportation, terminalling and storage business in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

As used in this report, references to “we,” “us,” “our” or “the Partnership” collectively refer, depending on the context, to Valero L.P. or a wholly owned subsidiary of Valero L.P.

Riverwalk Logistics, L.P., a wholly owned subsidiary of Valero GP Holdings, LLC (Valero GP Holdings) (NYSE: VEH), is our general partner, which is represented by a 2% general partner interest. Valero GP Holdings, through various affiliates, also owns limited partner units, resulting in a combined partnership ownership of 23.4%. The remaining 76.6% limited partnership interests are held by public unitholders.

Valero GP Holdings, a publicly held Delaware limited liability company, was formed in June 2000 as UDS Logistics. Valero Energy Corporation (Valero Energy) (NYSE: VLO), a publicly held independent refining and marketing company, acquired UDS Logistics in connection with its December 31, 2001 acquisition (UDS Acquisition) of Ultramar Diamond Shamrock Corporation (UDS). UDS Logistics changed its name to Valero GP Holdings in January 2006.

On July 19, 2006, Valero GP Holdings completed its initial public offering of 17.25 million units representing limited liability company interests at $22.00 per unit. In addition, on December 22, 2006, Valero GP Holdings completed its secondary public offering of 25.3 million units representing limited liability company interests at $21.62 per unit. As a result of these offerings, Valero Energy no longer owns any interest in Valero GP Holdings or us.

On February 16, 2007, we announced that we would change our name to NuStar Energy, L.P. (NYSE: NS). Also, Valero GP Holdings, LLC, our general partner, announced it would change its name to NuStar GP Holdings, LLC (NYSE: NGP). Both name changes are expected to be effective April 1, 2007.

On July 1, 2005, we completed our acquisition (Kaneb Acquisition) of Kaneb Services LLC (KSL) and Kaneb Pipe Line Partners, L.P. (KPP, and, together with KSL, Kaneb). We acquired all of KSL’s outstanding equity securities for approximately $509 million in cash. Additionally, we issued approximately 23.8 million of our common units valued at approximately $1.45 billion in exchange for all of the outstanding common units of KPP.

Operations

Our operations are managed by Valero GP, LLC, the general partner of Riverwalk Logistics, L.P., and a wholly owned subsidiary of Valero GP Holdings.

We conduct our operations through our subsidiaries, primarily Valero Logistics Operations, L.P. (Valero Logistics) and Kaneb Pipe Line Operating Partnership, L.P. (KPOP). We have four business segments: refined product terminals, refined product pipelines, crude oil pipelines and crude oil storage tanks. As of December 31, 2006, our assets included:

•

65 refined product terminal facilities providing approximately 57.5 million barrels of storage capacity and one crude oil terminal facility providing approximately 3.3 million barrels of storage capacity;

•	8,259 miles of refined product pipelines, including approximately 2,000 miles of anhydrous ammonia pipelines, with 21 associated terminals providing storage capacity of 4.8 million barrels;

•	854 miles of crude oil pipelines with 11 associated storage tanks providing storage capacity of 1.7 million barrels; and

•	60 crude oil storage tanks providing storage capacity of 12.5 million barrels.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have terminal facilities in the United States, the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom. Our largest customer is Valero Energy, which accounted for 23%, 34% and 99% of our consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively (See Note 14. Related Party Transactions).

Valero Energy, an independent refining and marketing company, owns and operates 18 refineries with a combined total throughput capacity as of December 31, 2006 of approximately 3.3 million barrels per day. Valero Energy’s refining operations rely on various logistics assets (pipelines, terminals, marine dock facilities, bulk storage facilities, refinery delivery racks and rail car loading equipment) that support its refining and retail operations, including the logistics assets we own and operated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements represent the consolidated operations of the Partnership and our controlled subsidiaries. Inter-partnership balances and transactions have been eliminated in consolidation. The operations of certain crude oil, refined product pipelines and refined product terminals in which we own an undivided interest, are proportionately consolidated in the accompanying consolidated financial statements. Investments in 50% or less owned entities are accounted for using the equity method of accounting.

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

Accounts Receivable, net

Accounts receivable represent valid claims against non-affiliated customers for products sold or services rendered. We extend credit terms to certain customers after review of various credit indicators, including the customer’s credit rating. Outstanding customer receivable balances are regularly reviewed for possible non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectibility at the time of their review.

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

Depreciation of property and equipment is recorded on a straight-line basis over the estimated useful lives of the related assets. Gains or losses on sales or other dispositions of property are recorded in income and are reported in “interest and other expense, net” in the consolidated statements of income. When property and equipment is retired or otherwise disposed of, the difference between the carrying value and the net proceeds is recognized as gain or loss in the consolidated statement of income in the year retired.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill and Intangible Assets

Goodwill represents the excess of cost of an acquired entity over the fair value of net assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination is not amortized. Intangible assets with finite useful lives are amortized on a straight-line basis over five to 47 years. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. We use October 1 of each year as our annual valuation date for the impairment test. Based on the results of the impairment tests performed as of October 1, 2006, 2005 and 2004, no impairment had occurred.

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

Deferred Charges and Other Assets

“Deferred charges and other assets, net” primarily include the following:

•	deferred financing costs amortized over the life of the related debt obligation using the effective interest method;

•	deferred costs incurred in connection with acquiring a customer contract, which is amortized over the life of the contract; and

•

deferred dry-docking costs incurred in connection with major maintenance activities on our marine vessels, which are amortized over the period of time estimated to lapse until the next dry-docking occurs.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and investment in joint ventures, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset. If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows. We believe that the carrying amounts of our long-lived assets as of December 31, 2006 are recoverable.

Taxes Other than Income Taxes

Taxes other than income taxes include primarily liabilities for ad valorem taxes, franchise taxes, and value added taxes.

Income Taxes

We are a limited partnership and are not subject to federal or state income taxes. Accordingly, the taxable income or loss of the Partnership, which may vary substantially from income or loss reported for financial reporting purposes, is generally included in the federal and state income tax returns of the individual partners. For transfers of publicly held units subsequent to our initial public offering, we have made an election permitted by Section 754 of the Internal Revenue Code to adjust the common unit purchaser’s tax basis in our underlying assets to reflect the purchase price of the units. This results in an allocation of taxable income and expenses to the purchaser of the common units, including depreciation deductions and gains and losses on sales of assets, based upon the new unitholder’s purchase price for the common units.

Due to the Kaneb Acquisition, we conduct certain of our operations through taxable wholly owned corporate subsidiaries. Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Asset Retirement Obligations

We record a liability, which is referred to as an asset retirement obligation, at fair value for the estimated cost to retire a tangible long-lived asset at the time we incur that liability, which is generally when the asset is purchased, constructed or leased. We record a liability for asset retirement obligations when we have a legal obligation to incur costs to retire the asset and when a reasonable estimate of the fair value of the obligation can be made. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the fair value.

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

We also have legal obligations in the form of leases and right of way agreements, which require us to remove certain of our assets upon termination of the agreement. However, these lease or right of way agreements generally contain automatic renewal provisions that extend our rights indefinitely or we have other legal means available to extend our rights. We have recorded a liability of approximately $2.0 million, which is included in other long-term liabilities on the consolidated balance sheet, for conditional asset retirement obligations related to the retirement of terminal assets with lease and right of way agreements as of December 31, 2006. Prior to the Kaneb Acquisition, we had not recorded a liability for asset retirement obligations.

Environmental Remediation Costs

Environmental remediation costs are expensed and an associated accrual established when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. These environmental obligations are based on estimates of probable undiscounted future costs over a 20-year time period using currently available technology and applying current regulations, as well as our own internal environmental policies. The environmental liabilities have not been reduced by possible recoveries from third parties. Environmental costs include initial site surveys, costs for remediation and restoration and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods.

Product Imbalances

Product imbalances occur when customers deliver more or less refined product volumes into our pipelines than they are entitled to receive. We value assets and liabilities related to product imbalances at current market prices. Product imbalance liabilities are included in accrued liabilities on the consolidated balance sheet. Included in other current assets are $9.9 million and $20.0 million of product imbalance assets as of December 31, 2006 and 2005, respectively.

Revenue Recognition

Revenues for the refined product terminals segment include fees for tank storage agreements, whereby a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage lease revenues), and throughput agreements, whereby a customer pays a fee per barrel for volumes moving through our terminals (throughput revenues). Our terminals also provide blending, handling and filtering services. Revenues for the refined product terminals segment also include the sale of bunker fuel to marine vessels, at Point Tupper in Nova Scotia, Canada and St. Eustatius, Netherland Antilles in the Caribbean for which we earn revenues based upon a price per metric ton applied to the number of metric tons delivered to our customer. Our facilities at Point Tupper and St. Eustatius also charge fees to provide ancillary services such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services.

Throughput revenues (based on a terminalling fee) are recognized as refined products are delivered out of our terminal. Storage lease revenues are recognized when services are provided to the customer. Product revenues are recognized when product is sold and title and risk pass to the customer. Revenues for ancillary services are recognized as those services are provided.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Net Income per Unit Applicable to Limited Partners

We have identified the general partner and the subordinated units as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common and subordinated units outstanding during the period. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding. Basic and diluted net income per unit applicable to limited partners is the same because we have no potentially dilutive securities outstanding. The general partner’s incentive distribution allocation for the years ended December 31, 2006, 2005 and 2004 was $14.8 million, $8.7 million and $4.4 million, respectively. The amount of net income per unit allocated to common units was equal to the amount allocated to the subordinated units for the years presented.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting partners’ equity that, under generally accepted accounting principles, are excluded from net income, such as foreign currency translation adjustments.

Risk Management Activities

Beginning in 2003, we entered into interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. We account for the interest rate swaps as fair value hedges and recognize the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. The interest rate swap contracts qualified for the shortcut method of accounting prescribed by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged items.

Operating Leases

We recognize rent expense on a straight-line basis over the lease term, including the impact of both scheduled rent increases and free or reduced rents (commonly referred to as “rent holidays”).

Stock-based Compensation

Valero GP Holdings has adopted various long-term incentive plans, which provide employees and directors of Valero GP, LLC and, previously, certain corporate officers of Valero Energy, with the right to receive common units of Valero L.P. under specified conditions. Valero GP Holdings accounts for awards of unit options and restricted units of Valero L.P. at fair value and considering the percentage of the award that has vested. Valero GP Holdings records compensation expense related to unit options until such options are exercised, and records compensation expense for restricted units until the date of vesting. We reimburse Valero GP Holdings completely for the expense resulting from awards to employees and directors of Valero GP, LLC. We include such compensation expense in general and administrative expenses on the consolidated statements of income.

New Accounting Pronouncements

FASB Statement 153. In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets,” which addresses the measurement of exchanges of nonmonetary assets. Statement No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets, which was previously provided by APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

have commercial substance. Statement No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement No. 153 was effective for nonmonetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005. The adoption of Statement No. 153 did not affect our financial position or results of operations.

FASB Interpretation No. 48. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by defining a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. An enterprise recognizes a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. An uncertain tax position is measured in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we do not expect it to significantly affect our financial position or results of operations.

EITF Issue No. 06-3. In June 2006, the FASB ratified its consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF No. 06-3). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include sales, use, value added, and some excise taxes. These taxes should be presented on either a gross or a net basis, and if reported on a gross basis, a company should disclose amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance in EITF No. 06-3 is effective for all periods beginning after December 15, 2006 and is not expected to significantly affect our financial position or results of operations.

FASB Statement No. 157. In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. Statement No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of Statement No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The adoption of Statement No. 157 is not expected to materially affect our financial position or results of operations.

Reclassifications

Certain previously reported amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation.

3. ACQUISITIONS

Completed During 2006

Capwood Pipeline

Effective January 1, 2006, we purchased a 23.77% interest in Capwood pipeline from Valero Energy for $12.8 million, which was paid from borrowings under our existing revolving credit agreement. The Capwood pipeline is a 57-mile crude oil pipeline that extends from Patoka, Illinois to Wood River, Illinois. Plains All American Pipeline L.P., the operator of the Capwood pipeline, owns the remaining 76.23% interest. Our financial statements include the results of operations of our interest in the Capwood pipeline in the crude oil pipelines segment for the year ended December 31, 2006.

St. James Crude Facility

On December 1, 2006, we acquired a crude oil storage and blending facility in St. James, Louisiana from Koch Supply and Trading, L.P. for approximately $141.7 million. The acquisition includes 17 crude oil tanks with a total capacity of approximately 3.3 million barrels. Additionally, the facility has three docks with barge and ship access. The facility is located on approximately 220 acres of land on the west bank of the Mississippi River approximately 60 miles west of New Orleans and has an additional 675 acres of undeveloped land. We funded the acquisition with borrowings under our revolving credit agreement. The financial statements include the results of operations in the refined product terminal segment commencing on December 1, 2006.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The acquisition of the St. James crude facility was accounted for using the purchase method. The purchase price has been preliminarily allocated to property and equipment pending completion of an independent appraisal. Pro forma financial information for the years ended December 31, 2006 and 2005 that give effect to the St. James acquisition as of January 1, 2006 and 2005 are not presented as the effect is not significant.

Completed During 2005

Kaneb Acquisition

On July 1, 2005, we completed the Kaneb Acquisition. We acquired all of KSL’s outstanding equity securities for approximately $509 million in cash, which was primarily funded by borrowings under our $525 million term credit agreement. Additionally, we issued approximately 23.8 million of our common units valued at approximately $1.45 billion in exchange for all of the outstanding common units of KPP.

The financial statements include the results of operations of the Kaneb Acquisition commencing on July 1, 2005.

Purchase Price Allocation

The Kaneb Acquisition was accounted for using the purchase method. The purchase price and final purchase price allocation were as follows (in thousands):

Cash paid for the outstanding equity securities of KSL	$509,307
Value of Valero L.P.’s common units issued in exchange for KPP units	1,451,249
Transaction costs	9,505
Fair value of long-term debt assumed	779,707
Fair value of other liabilities assumed	179,864

Total	$2,929,632

Current assets	$605,721
Property and equipment	1,429,652
Goodwill	769,727
Intangible assets	58,900
Other noncurrent assets	65,632

Total	$2,929,632

Unaudited Pro Forma Information

The unaudited pro forma financial information below includes the historical financial information of Kaneb and the Partnership for the periods indicated. This financial information assumes the following:

•	we completed the Kaneb Acquisition on January 1, 2004;

•	we borrowed $525.0 million to purchase all of the outstanding equity securities of KSL;

•	we issued approximately 23.8 million common units in exchange for all of the outstanding common units of KPP;

•	we received a contribution from our general partner of $29.2 million to maintain its 2% interest; and

•	the results of operations of the Held Separate Businesses, Martin Oil LLC, (a marketing subsidiary of KSL) and the Australian and New Zealand subsidiaries are reported as discontinued operations.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Sale of Martin Oil LLC

In a separate transaction that occurred simultaneously with the closing of the Kaneb Acquisition, we sold all of our interest in Kaneb’s commodity trading business, Martin Oil LLC, to Valero Energy for approximately $26.8 million.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets and Liabilities of Businesses Held for Sale

On March 30, 2006, we sold our Australia and New Zealand subsidiaries to ANZ Terminals Pty. Ltd., for total proceeds of $70.1 million. This transaction included the sale of eight terminals with an aggregate storage capacity of approximately 1.1 million barrels.

As a result, the assets and liabilities of the Australia and New Zealand Subsidiaries were classified as assets and liabilities of businesses held for sale in the accompanying consolidated balance sheet as of December 31, 2005. The results of operations for the Australia and New Zealand Subsidiaries for 2006 and 2005 have been included in income from discontinued operations. Revenues and pre-tax income related to the Australia and New Zealand Subsidiaries, included in income from discontinued operations, were $5.0 million and $0.6 million, respectively, for the year ended December 31, 2006 and were $10.1 million and $0.2 million, respectively, for the year ended December 31, 2005. Income tax expense associated with the Australia and New Zealand Subsidiaries totaled $0.3 million and $0.1 million for the years ended December 31, 2006 and 2005, respectively. Additionally, the income from discontinued operations includes interest expense of approximately $0.8 million and $1.5 million allocated to the Australia and New Zealand Subsidiaries for the years ended December 31, 2006 and 2005, respectively, which was based upon the expected proceeds and the interest rate applicable to our debt.

Assets and liabilities of businesses held for sale consisted of the following:

December 31, 2005
(Thousand of Dollars)
Current assets	$8,047
Property and equipment, net	68,726
Other assets	3,034

Assets of businesses held for sale	79,807

Current liabilities	3,606
Deferred income taxes	3,604
Other liabilities	3,890

Liabilities of businesses held for sale	$11,100

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The changes in the allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
	2006	2005
	(Thousands of Dollars)
Balance as of beginning of year	$1,976	$—
Decrease in allowance charged to expense	(276)	—
Accounts charged against the allowance, net of recoveries	(492)	(289)
Fair value of amounts acquired in the Kaneb Acquisition	—	2,265
Foreign currency translation	12	—

Balance as of end of year	$1,220	$1,976

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of the following:

	Estimated Useful Lives	December 31,
		2006	2005
	(Years)	(Thousands of Dollars)
Land	—	$78,644	$92,741
Land and leasehold improvements	10 - 35	59,043	63,465
Buildings	15 - 40	28,877	26,282
Pipeline and equipment	20 - 35	2,351,070	2,096,415
Rights of way	20 - 40	102,211	96,554
Construction in progress	—	74,513	42,072

Total		2,694,358	2,417,529
Less accumulated depreciation and amortization		(349,223)	(257,316)

Property and equipment, net		$2,345,135	$2,160,213

Capitalized interest costs included in property and equipment were $1.8 million, $1.0 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In the fourth quarter of 2005, a portion of the Three Rivers to Pettus to Corpus Christi refined product pipeline was permanently idled. As a result, we recorded an impairment charge of $2.1 million, included in “interest and other expense, net” in the accompanying consolidated statement of income for the year ended December 31, 2005.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2006		December 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(Thousands of Dollars)
Intangible assets subject to amortization:
Customer relationships	$58,900	$(8,795)	$58,000	$(2,900)
Non-compete agreements	1,765	(1,054)	1,765	(701)
Consulting agreements	1,150	(652)	1,150	(422)
Other	2,359	(141)	2,359	(92)

Total	$64,174	$(10,642)	$63,274	$(4,115)

All of our intangible assets are subject to amortization. Amortization expense for intangible assets was $6.5 million, $3.5 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated aggregate amortization expense is approximately $6.5 million per year for the years ending December 31, 2007 and 2008, $6.0 million for the year ended December 31, 2009 and $5.9 million for the years ending December 31, 2010 and 2011.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. INVESTMENT IN JOINT VENTURES

The following table presents summarized combined unaudited financial information related to our joint ventures as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004:

	December 31,
	2006	2005
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$8,622	$9,272
Property, plant and equipment, net	68,809	70,789

Total assets	$77,431	$80,061

Current liabilities	$3,375	$3,582
Other long-term liabilities	—	433
Members’ equity	74,056	76,046

Total liabilities and members’ equity	$77,431	$80,061

	Year Ended December 31,
	2006	2005 (a)	2004
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$28,858	$28,008	$9,355
Net income	12,355	11,320	1,916
Our share of net income (b)	5,969	2,499	1,344
Our share of distributions	5,268	4,932	1,373

(a)	Revenues and net income reflect the amounts for the year ended December 31, 2005. Our share of net income and distributions related to investments in the joint ventures acquired as part of the Kaneb Acquisition reflect amounts for the six months ended December 31, 2005.

(b)	Our share of net income shown in the table includes $0.1 million and $0.2 million of income that is included in income from discontinued operations in the consolidated statement of income for the years ended December 31, 2006 and 2005, respectively.

Skelly-Belvieu Pipeline Company

Upon the formation of Skelly-Belvieu, we contributed certain equipment to Skelly-Belvieu in exchange for 50% of its members’ equity. Our investment in Skelly-Belvieu was recorded at the carrying amount of the contributed equipment. However, the financial statements of Skelly-Belvieu reflect these assets at fair value at the date of formation. As a result, our 50% share of Skelly-Belvieu’s members’ equity exceeds the carrying value of our investment. This excess, which totaled $7.4 million and $7.8 million as of December 31, 2006 and 2005, respectively, is being accreted into income over the average life of the assets held by Skelly-Belvieu, or 33 years.

ST Linden Terminals, LLC

As part of the Kaneb Acquisition, we acquired an investment in Linden. As part of the final allocation in 2006 of the purchase price of Kaneb, we recorded our investment in Linden at fair value. As a result, the carrying value of our investment in Linden exceeds our 50% share of its members’ equity. This excess totaled $44.9 million and $45.4 million as of December 31, 2006 and 2005, respectively, of which $8.0 million is being amortized into expense over the average life of the assets held by Linden, or 25 years. The balance not being amortized has been allocated to goodwill of Linden.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2006	2005
	(Thousands of Dollars)
Employee wage and benefit costs	$12,093	$9,819
Unearned income	2,369	3,195
Environmental costs	5,583	2,404
Product shortages	7,796	17,547
Other	9,810	13,952

Accrued liabilities	$37,651	$46,917

10. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2006	2005
	(Thousands of Dollars)
6.05% senior notes due 2013, net of unamortized discount of $437 in 2006 and $507 in 2005 and a fair value adjustment of $2,902 in 2006 and $2,197 in 2005	$246,662	$247,296
6.875% senior notes due 2012, net of unamortized discount of $174 in 2006 and $205 in 2005 and a fair value adjustment of $2,006 in 2006 and $1,805 in 2005	97,820	97,990
7.75% senior notes due 2012, including a fair value adjustment of $33,328 in 2006 and $37,893 in 2005	283,328	287,893
5.875% senior notes due 2013, including a fair value adjustment of $12,243 in 2006 and $13,714 in 2005	262,243	263,714
$525 million term credit agreement	225,000	225,000
$600 million revolving credit agreement	190,526	4,000
UK term loan	41,118	36,131
Port Authority of Corpus Christi note payable	7,670	8,681

Total debt	1,354,367	1,170,705
Less current portion	(647)	(1,046)

Long-term debt, less current portion	$1,353,720	$1,169,659

The long-term debt repayments are due as follows (in thousands):

2007	$647
2008	660
2009	713
2010	770
2011	457,476
Thereafter	854,049

Total repayments	1,314,315
Net fair value adjustment and unamortized discount	40,052

Total debt	$1,354,367

Interest payments totaled $75.0 million, $53.2 million and $24.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.05% Senior Notes

On March 18, 2003, Valero Logistics completed the sale of $250 million of 6.05% senior notes maturing in 2013, issued in a private placement to institutional investors, for net proceeds of $247.3 million. Interest on the 6.05% senior notes is payable semi-annually in arrears on March 15 and September 15 of each year. Although the 6.05% senior notes were not initially registered under the Securities Act of 1933 or any other securities laws, in July 2003, we exchanged the outstanding $250.0 million 6.05% senior notes that were not registered for $250.0 million of 6.05% senior notes that have been registered under the Securities Act of 1933.

6.875% Senior Notes

On July 15, 2002, Valero Logistics completed the sale of $100.0 million of 6.875% senior notes maturing in 2012 for net proceeds of $98.2 million. Interest on the 6.875% senior notes is payable semi-annually in arrears on January 15 and July 15 of each year.

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

Due to the completed sale of Valero Energy’s remaining interests in Valero GP Holdings on December 22, 2006, the change-in-control provision was triggered, and Valero Logistics offered to purchase the senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase. This offer expired on January 23, 2007, with approximately $20.1 million of the 6.05% senior notes tendered to us for repurchase. We retired the senior notes that were tendered with borrowings under our Revolving Credit Agreement on February 1, 2007. The effect of the retirement of those senior notes was not significant to our financial position or results of operations.

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

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Term Loan Agreement

On July 1, 2005, we borrowed $525.0 million under our new $525 million term loan agreement dated July 1, 2005 (the Term Loan Agreement), the majority of which was used to fund the Kaneb Acquisition. The Term Loan Agreement matures on July 1, 2010 and bears interest based on either an alternative base rate or LIBOR, which was 6.0% as of December 31, 2006. The weighted-average interest rate related to outstanding borrowings under the Term Loan Agreement for the year ended December 31, 2006 was 5.8%. With a portion of the proceeds received from the sale of the Held Separate Businesses on September 30, 2005, we repaid $300.0 million of the outstanding balance. As of December 31, 2006 and 2005, our outstanding balance under the Term Loan Agreement was $225.0 million. No additional funds may be borrowed under the Term Loan Agreement.

Revolving Credit Agreement

On July 1, 2005, we borrowed $180.0 million under our revolving credit agreement (the Revolving Credit Agreement). The $180.0 million was utilized along with other proceeds and cash on hand, to repay approximately $191.5 million of the outstanding indebtedness of Kaneb and to repay $38.0 million of indebtedness outstanding on our prior revolving credit facility.

During the year ended December 31, 2005, we repaid the $209.5 million outstanding under the Revolving Credit Agreement, including $160.0 million which was repaid using a portion of the proceeds from the sale of the Held Separate Businesses on September 30, 2005. As of December 31, 2006 and 2005, we had $408.6 million and $395.1 million, respectively, available for borrowing under the Revolving Credit Agreement. The Revolving Credit Agreement bears interest based on either an alternative base rate or LIBOR, which was 6.1% as of December 31, 2006. The weighted-average interest rate related to outstanding borrowings under the Revolving Credit Agreement for the year ended December 31, 2006 was 5.8%.

UK Term Loan

As a result of the Kaneb Acquisition, on July 1, 2005, we amended and restated a term loan agreement of Kaneb’s UK subsidiary dated January 29, 1999 (the UK Term Loan), and assumed the outstanding obligation of 21,000,000 Pounds Sterling ($41.1 million and $36.1 million as of December 31, 2006 and 2005, respectively). The UK Term Loan bears interest at 6.65% annually.

Credit Agreement Provisions

The Term Loan Agreement, the Revolving Credit Agreement and the UK Term Loan all require that we maintain certain financial ratios and include other restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exists or would result from the distribution. Management believes that we are in compliance with all ratios and covenants of the Term Loan Agreement, the Revolving Credit Agreement and the UK Term Loan as of December 31, 2006.

Credit Agreement Amendments

On June 6, 2006, we completed certain amendments to our Term Loan Agreement and our Revolving Credit Agreement. Both agreements were amended to (i) eliminate the provision that the failure of Valero Energy to own or control the general partner of Valero L.P. constitutes a “change of control”; (ii) extend the maturities of the agreements to 2011; (iii) include certain material construction projects in the definition of “Consolidated EBITDA”; and (iv) eliminate the requirement that we maintain a minimum consolidated interest coverage ratio. Additionally, the amendments reduced the applicable margin on LIBOR loans to vary from 0.40% to 0.95% for the Term Loan Agreement and 0.27% to 0.70% for the Revolving Credit Agreement, depending upon Valero L.P.’s credit rating. On the same date, we amended the UK Term Loan to (i) extend the maturity to 2011; (ii) include certain material construction projects in the definition of “Consolidated EBITDA”; and (iii) eliminate the requirement that we maintain a minimum consolidated interest coverage ratio.

On November 30, 2006, we further amended our Term Loan Agreement, our Revolving Credit Agreement and our UK Term Loan. All the agreements were amended to (i) remove the requirement that the lenders approve in advance the amount of pro forma EBITDA associated with certain material construction projects used in the calculation of consolidated EBITDA, a component of the consolidated debt coverage ratio required by the covenants of the agreements; and (ii) exclude from the agreements’ definition of Indebtedness the aggregate principal amount of hybrid equity securities, as defined in the amendment, that is treated as equity by Standard & Poors and Moody’s based on the classifications of these hybrid equity securities issued by Standard & Poors and Moody’s.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our Revolving Credit Agreement was further amended to allow for borrowings denominated in Euros, up to the equivalent of $100 million. Also effective on November 30, 2006, the lenders agreed to our request to increase the total commitments under the Revolving Credit Agreement from $400 million to $600 million.

Port Authority of Corpus Christi Note Payable

The proceeds from the original $12.0 million note payable due to the Port of Corpus Christi Authority of Nueces County, Texas (Port Authority of Corpus Christi) were used for the construction of a crude oil storage facility in Corpus Christi, Texas. The note payable is due in annual installments of $1.2 million through December 31, 2015 and is collateralized by the crude oil storage facility. Interest on the unpaid principal balance accrues at a rate of 8.0% per annum. The land on which the crude oil storage facility was constructed is leased from the Port Authority of Corpus Christi.

Interest Rate Swaps

During 2003, we entered into interest rate swap agreements to manage our exposure to changes in interest rates. The interest rate swap agreements have an aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, we will receive a fixed rate (6.875% and 6.05% for the $60.0 million and $107.5 million of interest rate swap agreements, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement. As of December 31, 2006 and 2005, the weighted average effective interest rate for the interest rate swaps was 7.1% and 6.6%, respectively.

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

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additionally, ExxonMobil has agreed to indemnify us for pre-acquisition environmental liabilities in connection with off site disposal activities performed prior to September 4, 2003 related to the Paulsboro refined product terminal acquisition.

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

The balance of and changes in the accruals for environmental matters were as follows:

	December 31,
	2006	2005
	(Thousands of Dollars)
Balance as of beginning of year	$17,509	$343
Fair value of amounts acquired in the Kaneb Acquisition	—	22,234
Additions to accrual	2,625	1,157
Amounts related to Held Separate Businesses	—	(3,137)
Amounts related to the Australia and New Zealand subsidiaries	(3,051)	—
Payments	(3,541)	(3,097)
Foreign currency translation	141	9

Balance as of end of year	$13,683	$17,509

Accruals for environmental matters are included in the consolidated balance sheet as follows:

	December 31,
	2006	2005
	(Thousands of Dollars)
Accrued liabilities	$5,583	$2,404
Liabilities of businesses held for sale	—	3,051
Other long-term liabilities	8,100	12,054

Accruals for environmental matters	$13,683	$17,509

12. COMMITMENTS AND CONTINGENCIES

Contingencies

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending our self in legal matters are expensed as incurred. As of December 31, 2006, we have recorded $2.7 million of accruals related to settled matters and $48.5 million of accruals for contingent losses. The actual payment of any amounts accrued and the timing of such payments ultimately made is uncertain. We believe that should we be unable to successfully defend ourselves in any of these matters, the ultimate payment of any or all of the amounts reserved would not have a material adverse effect on our financial position or liquidity. However, if any actual losses ultimately exceed the amounts accrued, there could be a material adverse effect on our results of operations.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the Texas state court’s final judgment assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two spill areas. In 2002, the Department of Justice asserted that it had incurred over $49.0 million in costs and expected to incur additional costs of approximately $19.0 million for remediation of the two spill areas. The Department of Justice has not filed a lawsuit against us related to this matter, and we have not made any payments toward costs incurred by the Department of Justice.

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

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

EPA Investigation. On November 14, 2006, agents of the U.S. Environmental Protection Agency (the EPA) presented a search warrant issued by a U.S. District Court at one of our terminals. Since then, the U.S. District Court has also served us with four subpoenas. The search warrant and subpoenas all seek information regarding allegations of potential illegal conduct by us, certain of our subsidiaries and/or our employees concerning compliance with certain environmental and safety laws and regulations.

We are cooperating fully with the EPA in producing documents in response to the subpoenas. We have no information as to when the EPA will conclude their investigation, and we are also conducting an internal investigation of any possible noncompliance. At this time, the EPA has not suggested any fines or penalties.

There can be no assurances that the conclusion of the EPA’s investigation will not result in a determination that we violated applicable laws. If we are found to have violated such laws, we could be subject to fines, civil penalties and criminal penalties. A final determination that we violated applicable laws could, among other things, result in our debarment from future federal government contracts.

Because of the preliminary nature of the investigation, we are not able to estimate a loss or range of loss, if any. However, if any of the consequences described above ultimately occur, it is reasonably possible that the effects could be material to our results of operations in the period we would be required to record a liability, and could be material to our cash flows in the periods we would be required to pay such liability.

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

Commitments

Future minimum rental payments applicable to all noncancellable operating leases as of December 31, 2006 are as follows (in thousands):

2007	$7,979
2008	7,737
2009	6,570
2010	6,394
2011	5,900
Thereafter	104,269

Future minimum lease payments	$138,849

Rental expense for all operating leases totaled $15.3 million, $8.9 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006 we had minimum purchase commitments of $419.6 million, primarily related to purchases of inventory for resale to our customers over the next two years.

On April 13, 2006, we entered into an agreement to purchase three 30,000 barrel and two 52,000 barrel tank barges over the next two years for our St. Eustatius facility. The contract price is $34.1 million, which is subject to adjustment based on the actual cost incurred for the steel. In January 2007, we assigned this purchase agreement to a third party, which eliminated our obligation. We signed an agreement with that third party to lease the constructed barges for approximately ten years. The lease becomes effective when the first barge is completed and delivered, which is estimated to be in the third quarter of 2007.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. RISK MANAGEMENT ACTIVITIES

Interest Rate Risk

The estimated fair value of our fixed-rate debt as of December 31, 2006 and 2005 was $939.2 million and $954.0 million, respectively, as compared to the carrying amount of $938.8 million and $941.7 million, respectively. These fair values were estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. Interest rates on borrowings under the Revolving Credit Agreement and the Term Loan Agreement float with market rates and thus the carrying amount approximates fair value.

We are exposed to market risk for changes in interest rates related to our long-term debt obligations. We use interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt. As of December 31, 2006 and 2005, the aggregate estimated fair value of the interest rate swaps included in other long-term liabilities in the consolidated balance sheet was $4.9 million and $4.0 million, respectively.

Concentration of Credit Risk

For the years ended December 31, 2006 and 2005, we derived approximately 23% and 34%, respectively, of our revenues from Valero Energy and its subsidiaries, our largest customer. No other single customer accounted for more than 10% of our consolidated operating revenues. Valero Energy transports crude oil to six of its refineries using Valero L.P.’s various crude oil pipelines and storage facilities and the crude oil storage tanks, and transports refined products from seven of its refineries to its company-owned retail operations or wholesale customers using Valero L.P.’s various refined product pipelines and terminals. Valero Energy and its subsidiaries are investment grade customers; therefore, we do not believe that the trade receivable from Valero Energy represents a significant credit risk. However, the concentration of business with Valero Energy, which is a large refining and retail marketing company, has the potential to impact Valero L.P., both positively and negatively, to changes in the refining and marketing industry.

14. RELATED PARTY TRANSACTIONS

We have transactions with Valero Energy for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, certain employee costs, insurance costs, administrative costs, and lease expense. Under the terms of various services agreements with Valero Energy (described below), we reimbursed Valero Energy for payroll costs of employees working on our behalf. Additionally, Valero Energy charged us an administrative service fee. Due to Valero Energy’s sale of its interest in Valero GP Holdings on December 22, 2006, the receivable from Valero Energy and payable to Valero Energy are not separately presented in the consolidated balance sheet as of December 31, 2006 as related party balances. The Receivable from Valero Energy as of December 31, 2005 represented amounts due for pipeline tariff, terminalling fee and crude oil storage tank fee revenues and the payable to Valero Energy as of December 31, 2006 represented amounts due for employee costs, insurance costs, operating expenses, administrative costs and lease expense.

The following table summarizes information pertaining to transactions with Valero Energy:

	Year Ended December 31,
	2006	2005 (a)	2004
	(Thousands of Dollars)
Revenues	$260,980	$234,485	$217,608
Operating expenses	94,587	60,921	31,960
General and administrative expenses	32,183	19,356	10,539

(a)	The amounts reflected in the table include revenues and operating expenses of $1,867 and $1,850, respectively, which are included in income from discontinued operations in the consolidated statement of income.

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

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Services Agreement

Because we do not have any employees, we have relied upon employees of Valero GP, LLC. Prior to our separation from Valero Energy, these employees were provided to us under the terms of various services agreements between us and Valero Energy. The terms of these services agreements generally provided that the costs of employees who performed services directly on our behalf, including salaries, wages and employee benefits, were charged directly to us. In addition, Valero Energy charged us an administrative services fee, which was $1.6 million, $6.6 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Due to Valero Energy’s sale of its remaining interest in Valero GP Holdings on December 22, 2006, Valero GP, LLC ceased being an indirect subsidiary of Valero Energy. Accordingly, Valero Energy no longer provides employees that work directly on our behalf. Instead, Valero GP, LLC provides those employees, and we reimburse Valero GP Holdings, which owns Valero GP, LLC for those employee costs. However, Valero Energy continues to provide certain services to us under the terms of a services agreement dated December 22, 2006 (the 2007 Services Agreement). Beginning January 1, 2007, under the 2007 Services Agreement, we pay Valero Energy approximately $97,000 per month for administrative services (primarily information system services and human resource services) and approximately $93,000 per month for telecommunication services.

The 2007 Services Agreement terminates on December 31, 2010. We have the right to reduce the administrative or telecommunications services provided under the agreement at any time with 60 days notice. Valero Energy has the option to terminate the Services Agreement prior to December 31, 2010 if it provides us with written notice of its intention to do so. However, the administrative services performed by Valero Energy cannot be terminated prior to various optional termination dates specified in the Services Agreement and Valero Energy must continue to provide human resource services for six months subsequent to such notice. If Valero Energy elects to terminate the 2007 Services Agreement prior to December 31, 2010, they agreed to pay us a termination fee of $13.0 million.

If Valero Energy exercises its termination option and we are not able to perform those services ourselves or find another third party provider, we can request Valero Energy to continue to perform those services at a monthly fee significantly in excess of the current fees described above. If we are able to perform those services ourselves or engage another third party to provide them, our costs may exceed the amounts charged by Valero Energy.

Omnibus Agreement

On March 31, 2006, we entered into an amended and restated omnibus agreement (the 2006 Omnibus Agreement) with Valero Energy, Valero GP, LLC, Riverwalk Logistics, L.P., and Valero Logistics. The 2006 Omnibus Agreement supersedes the Omnibus Agreement among the parties dated effective April 16, 2001. The 2006 Omnibus Agreement governs potential competition between Valero Energy and us. Under the 2006 Omnibus Agreement, Valero Energy has agreed, and will cause its controlled affiliates to agree, for so long as Valero Energy owns 20% or more of us, not to engage in the business of transporting crude oil and other feedstocks or refined products, including petrochemicals, or operating crude oil storage facilities or refined product terminalling assets in the United States. This restriction does not apply to:

•

any business retained by Ultramar Diamond Shamrock Corporation (UDS) as of April 16, 2001, the closing of Valero L.P.’s initial public offering, or any business owned by Valero Energy at the date of its acquisition of UDS on December 31, 2001;

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

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

With the closing of Valero GP Holding’s secondary public offering on December 22, 2006, Valero Energy no longer owns 20% or more of us, which allows Valero Energy to compete with us.

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

Pipelines and Terminals Usage Agreement—McKee, Three Rivers and Ardmore

Under the terms of the Pipeline and Terminals Usage Agreement dated April 16, 2001, we provide transportation services that support Valero Energy’s refining and marketing operations relating to the McKee, Three Rivers and Ardmore refineries. Pursuant to the agreement, Valero Energy has agreed through April 2008:

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

If market conditions change with respect to the transportation of crude oil or refined products, or to the end markets in which Valero Energy sells refined products, in a material manner such that Valero Energy would suffer a material adverse effect if it were to continue to use our pipelines and terminals that serve the McKee, Three Rivers and Ardmore refineries at the required levels, Valero Energy’s obligation to us will be suspended during the period of the change in market conditions to the extent required to avoid the material adverse effect.

In the event Valero Energy does not transport in our pipelines or use our terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, Valero Energy will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted average pipeline tariff or terminal fee. For the years ended December 31, 2006, 2005 and 2004, Valero Energy exceeded its obligations under the Pipelines and Terminals Usage Agreement. Additionally, Valero Energy has agreed not to challenge, or cause others to challenge, our interstate or intrastate tariffs for the transportation of crude oil and refined products until at least April 2008.

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

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

-

to transport in the Houston and Valley pipeline systems an aggregate of 40% of the Corpus Christi refineries’ gasoline and distillate production but only if the combined throughput in these pipelines is less than 110,000 barrels per day;

-

to transport in the Pettus to San Antonio refined product pipeline 25% of the Three Rivers refinery gasoline and distillate production and in the Pettus to Corpus Christi refined product pipeline 90% of the Three Rivers refinery raffinate production;

-	to use the Houston asphalt terminal for an aggregate of 7% of the asphalt production of the Corpus Christi refineries;

-

to use the Edinburg refined product terminal for an aggregate of 7% of the gasoline and distillate production of the Corpus Christi refineries, but only if the throughput at this terminal is less than 20,000 barrels per day; and

-	to use the San Antonio East terminal for 75% of the throughput in the Pettus to San Antonio refined product pipeline.

In the event Valero Energy does not transport in our pipelines or use our terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, Valero Energy will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted average pipeline tariff or terminal fee. Valero Energy’s obligation to transport 90% of the Three Rivers refinery raffinate production in the Pettus to Corpus Christi refined product pipeline was suspended in the fourth quarter of 2005 due to the temporary idling of the pipeline in the fourth quarter of 2005.

Non-Compete Agreement

On July 19, 2006, we entered into a non-compete agreement with Holdings, Riverwalk Logistics, L.P., and Valero GP, LLC (the Non-Compete Agreement). The Non-Compete Agreement became effective on December 31, 2006 when Valero GP Holdings ceased to be subject to the Amended and Restated Omnibus Agreement dated March 31, 2006. Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. Holdings will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. With respect to any other business opportunities, neither the Partnership nor Holdings are prohibited from engaging in any business, even if the Partnership and Holdings would have a conflict of interest with respect to such other business opportunity.

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

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

St. James Terminalling agreement

On December 1, 2006, we executed a terminal services agreement with Valero Energy for the St. James, Louisiana crude oil facility (the St. James Terminal Agreement). Pursuant to the St. James Terminal Agreement, we will provide crude oil storage and blending services to Valero Energy for a minimum throughput fee of $1.175 million per month, plus $0.08 per barrel throughput in excess of 4 million barrels per month and $0.03 per barrel blended. The St. James Terminal Agreement has an initial term of five years, with an option to extend for an additional five years, provided that Valero Energy provides notice of its intent to extend the term at least one year prior to the expiration of the initial term.

Hydrogen Tolling Agreement

A hydrogen tolling agreement, which provides that Valero Energy will pay us minimum annual revenues of $1.4 million for transporting crude hydrogen from the BOC Group’s chemical facility in Clear Lake, Texas to Valero Energy’s Texas City refinery.

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

Corpus Christi North Beach Storage Facility

We entered into a one-year shell barrel capacity lease agreement with Valero Energy on January 1, 2004 for the 1.6 million barrels of capacity at our Corpus Christi North Beach storage facility. This lease automatically renews for additional one-year terms unless either party terminates it with a 90-day written notice. This lease was terminated on December 31, 2006.

Effective January 1, 2007, we entered into a one-year terminal service agreement with Valero Energy for the 1.6 million barrels of capacity at our Corpus Christi North Beach storage facility. This agreement will automatically renew from year-to-year unless either party terminates it with a 90-day written notice.

Office Rental Agreement Termination

In January of 2006, we entered into an Office Rental Agreement (the Rental Agreement) with Valero Energy whereby we agreed to lease approximately 65,000 square feet of office space at an annual cost of approximately $1.6 million per year. Rental payments were scheduled to commence upon the completion of a new office facility presently being constructed by Valero Energy. Effective December 22, 2006, the Rental Agreement was terminated by the parties. No early termination penalties were incurred by any of the parties to the agreement.

Other Agreements

We have other minor storage and throughput contracts with Valero Energy resulting from the Kaneb Acquisition.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. EMPLOYEE BENEFIT PLANS

We have no employees. We rely on employees of Valero GP, LLC to provide the necessary services to conduct our operations. Prior to July 1, 2006, the employees of Valero GP, LLC were included in the various employee benefit plans of Valero Energy, which included a defined benefit pension plan, a retiree welfare benefit plan, health and welfare benefits, a defined contribution retirement plan, equity incentive plans and nonqualified deferred compensation plans. On July 19, 2006, employees of Valero GP, LLC began participating in newly enacted, comparable plans sponsored by Valero GP, LLC.

Our share of allocated employee benefit plan expenses, excluding the compensation expense related to the contractual rights to receive common units, restricted units and unit options, was $34.6 million, $20.4 million and $11.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. These employee benefit plan expenses are included in costs and expenses with the related payroll costs.

Valero GP, LLC Thrift Plan

Effective June 26, 2006, Valero GP, LLC established the Valero GP, LLC Thrift Plan (the Thrift Plan), which is a qualified employee profit-sharing plan. Participation in the Thrift Plan is voluntary and is open to substantially all of Valero GP, LLC employees in the United States who become eligible to participate upon date of hire.

Thrift Plan participants can make basic contributions from 1% up to 8% of their total annual compensation, which includes overtime and cash bonuses. In addition, participants who make a basic contribution of 8% can also make a supplemental contribution of up to 22% of their total annual compensation. The maximum match by Valero GP, LLC is 75% of each participant’s basic contributions up to 8% based on the participant’s total annual compensation excluding cash bonuses.

Valero GP, LLC Pension Plan

Effective July 1, 2006, Valero GP, LLC established the Valero GP, LLC Pension Plan, a qualified non-contributory defined benefit plan (the Pension Plan). The Pension Plan covers substantially all of Valero GP, LLC’s employees in the United States and generally provides eligible employees with retirement income based on years of service and compensation during specific periods.

Substantially all of Valero GP, LLC’s employees may become eligible to receive benefits after five years of service, including service recognized by Valero Energy for vesting purposes under the Valero Energy pension plan. All benefit obligations associated with employees’ service through June 30, 2006, including the effect of future salary increases, are the responsibility of Valero Energy. All benefit obligations related to service on or after July 1, 2006 will be covered by the Pension Plan.

Excess Thrift Plan, Excess Pension Plan and SERP

Effective July 1, 2006, Valero GP, LLC established an excess thrift plan (the Excess Thrift Plan), an excess pension plan (the Excess Pension Plan) and a supplemental executive retirement plan (the SERP). Effective as of July 1, 2006, eligible Valero GP, LLC employees ceased accruing additional benefits under Valero Energy’s excess pension plan (the Prior Excess Pension Plan) and Valero Energy’s supplemental executive retirement plan (the Prior SERP), and ceased participating in Valero Energy’s excess thrift plan.

The Excess Thrift Plan provides benefits to those employees of Valero GP, LLC whose annual additions under the Thrift Plan are subject to the limitations on such annual additions as provided under §415 of the Internal Revenue Code of 1986, as amended (the Code), and/or who are constrained from making maximum contributions under the Thrift Plan by §401(a)(17) of the Code, which limits the amount of an employee’s annual compensation which may be taken into account under that plan. The Excess Thrift Plan is comprised of two separate components, consisting of (1) an “excess benefit plan” as defined under §3(36) of The Employee Retirement Income Security Act of 1974, as amended (ERISA) and (2) a plan that is unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. Each component of the Excess Thrift Plan shall consist of a separate plan for purposes of Title I of ERISA.

The Excess Pension Plan provides benefits to those employees of Valero GP, LLC whose pension benefits under the Pension Plan and the Valero Energy pension plan (where applicable) are subject to limitations under the Code, or who are

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

otherwise indirectly constrained by the Code from realizing the maximum benefit available to them under the terms of the Pension Plan and the Valero Energy pension plan (where applicable). The Excess Pension Plan is an “excess benefit plan” as defined under §3(36) of ERISA, for those benefits provided in excess of Section 415 of the Code. Benefits provided as a result of other statutory limitations are limited to a select group of management or other highly compensated employees. The Excess Pension Plan provides a single, nonqualified defined benefit to those Valero GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior Excess Pension Plan and their post-July 1, 2006 benefit accruals under the Excess Pension Plan.

The SERP provides those highly compensated, management personnel of Valero GP, LLC who were accruing benefits under the Prior SERP up until July 1, 2006, and those who may subsequently become eligible, with a supplement to the retirement benefit they may otherwise receive under the Pension Plan and the Valero Energy pension plan (where applicable). Benefits under the SERP are limited to a select group of management or other highly compensated employees. The SERP provides a single, nonqualified defined benefit to those Valero GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior SERP and their post-July 1, 2006 benefit accruals under the SERP.

None of the excess thrift plan, the excess pension plan or the SERP is intended to constitute either a qualified plan under the provisions of Section 401 of the Internal Revenue Code or a funded plan subject to ERISA.

Valero GP, LLC Retiree Benefits Plan

Valero GP, LLC adopted a post-retirement medical benefits plan effective July 1, 2006 from which benefits become payable to eligible employees beginning January 1, 2007. Medical and other welfare benefits were provided to Valero GP, LLC employees under the Valero Energy flex benefits plan through December 31, 2006. Valero GP, LLC reimbursed Valero Energy for the medical and other welfare benefits provided to Valero GP, LLC employees through December 31, 2006. Valero L.P. will continue to reimburse Valero GP, LLC for the cost of medical and other welfare benefits.

Long-Term Incentive Plans

Valero GP, LLC adopted the 2000 Long-Term Incentive Plan in 2000. Effective October 1, 2006, the Valero GP, LLC 2000 Amended and Restated Long-Term Incentive Plan (the LTIP) was amended and restated to:

•

increase the number of units authorized for issuance under the plan from 250,000 Valero L.P. common units to 1,500,000 common units (of which 1,023,616 common units remain available as of December 31, 2006);

•	permit the “cashless-broker” exercise of options;

•

provide that if an award under the LTIP expires, is cancelled, exercised, paid or otherwise terminates without the delivery of units then the units covered by such award, to the extent of such expiration, cancellation, exercise, payment or termination, shall again be units with respect to which awards under the LTIP may be granted;

•	meet the requirements of, and facilitate compliance with, Section 409A of the Internal Revenue Code; and

•

revise the definition of “Change of Control” to reflect that as a result of its recently completed initial public offering, Valero GP Holdings is now the 100% owner of the general partner of Valero L.P.

Awards under the LTIP can include unit options, restricted units, performance awards, distribution equivalent rights (DERs) and contractual rights to receive common units. The LTIP permits grants to officers, employees and directors of Valero GP, LLC.

In June 2003, Valero GP, LLC adopted the 2003 Employee Unit Incentive Plan (the UIP) under which Valero GP, LLC may award up to 500,000 Valero L.P. common units to employees of Valero GP, LLC or its affiliates, excluding officers and directors of Valero GP, LLC and its affiliates. Awards under the UIP can include unit options, restricted units and distribution equivalent rights (DERs). As of December 31, 2006, a total of 267,069 common units remained available to be awarded under the UIP.

In addition, Valero GP, LLC adopted the 2002 Unit Option Plan (the UOP) under which Valero GP, LLC may award up to 200,000 unit options to officers and directors of Valero GP, LLC or its affiliates, of which substantially all of the unit options have been awarded as of December 31, 2006.

Our share of compensation expense related to the contractual rights to receive common units, restricted units and unit options issued under the LTIP, the UIP and the UOP was $2.4 million, $1.5 million and $0.7 million, respectively, for the years ended December 31, 2006, 2005 and 2004 and such amounts have been included in general and administrative expenses in the consolidated statements of income for those years.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The number of awards granted under the above noted plans were as follows:

	Year Ended December 31,
	2006		2005		2004
	Granted	Vesting	Granted	Vesting	Granted	Vesting
2000 LTIP:
Performance awards	8,940	1/3 per year	—	—	—	—
Unit options	203,975	1/5 per year	25,075	1/5 per year	—	—
Restricted units	51,140	1/5 per year	14,920	1/5 per year	9,425	1/5 per year
Restricted units (grants to non-employee directors)	2,307	1/3 per year	1,340	1/3 per year	579	1/3 per year
UOP	—	—	14,925	1/5 per year	23,775	1/5 per year
UIP:
Unit options	15,200	1/5 per year	128,300	1/5 per year	49,575	1/5 per year
Restricted units	9,740	1/5 per year	31,800	1/5 per year	2,680	1/5 per year

All costs incurred by Valero GP Holdings related to these employee benefit plans, excluding compensation expense related to the long-term incentive plans, were and will continue to be reimbursed by us at cost. Long-term incentive plan compensation expense pertaining to employees of Valero GP, LLC was and will continue to be reimbursed by us. Compensation expense pertaining to corporate officers of Valero Energy was previously reimbursed by Valero Energy affiliates.

16. PARTNERS’ EQUITY, ALLOCATIONS OF NET INCOME AND CASH DISTRIBUTIONS

Partners’ Equity

On July 1, 2005, we issued 23,768,355 of our common units valued at approximately $1.45 billion in exchange for all of the outstanding common units of KPP. In order to maintain a 2% general partner interest, Riverwalk Logistics, L.P. contributed $29.2 million to us.

As of December 31, 2006, our outstanding partners’ equity includes 46,809,749 common units (10,215,035 of which are held by affiliates of Valero GP Holdings) and a 2% general partner interest held by Riverwalk Logistics, L.P. Riverwalk Logistics, L.P. is a wholly owned subsidiary of Valero GP Holdings.

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

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the year ended December 31, 2006, our general partner reimbursed us for certain charges we incurred related to services historically provided under our Services Agreement with Valero Energy. Generally accepted accounting principles required us to record the charges as expenses and record the reimbursement as a capital contribution.

The following table details the calculation of net income applicable to the general partner:

	Year Ended December 31,
	2006	2005(a)	2004
	(Thousands of Dollars)
Net income applicable to general partner and limited partners’ interest	$149,530	$111,073	$78,418
Charges reimbursed by general partner	575	—	—

Net income before charges reimbursed by general partner	150,105	111,073	78,418
General partner incentive distribution	14,778	8,711	4,449

Net income before charges reimbursed by general partner and after general partner incentive distribution	135,327	102,362	73,969
General partner interest	2%	2%	2%

General partner allocation of net income before charges reimbursed by general partner and after general partner incentive distribution	2,707	2,047	1,478
Charges reimbursed by general partner	(575)	—	—
General partner incentive distribution	14,778	8,711	4,449

Net income applicable to general partner	$16,910	$10,758	$5,927

(a)	For the second quarter 2005, our net income allocation to general and limited partners reflected a total cash distribution based on the partnership interests outstanding as of June 30, 2005. On July 1, 2005, we issued approximately 23.8 million of our common units in exchange for all outstanding units of KPP in connection with the Kaneb Acquisition. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. As such, the actual cash payment made with respect to the second quarter 2005 included the distributions paid to former Kaneb unitholders. The general partner’s portion of the actual cash payment made with respect to the second quarter 2005 was higher than the net income allocation to the general partner as the units had increased prior to the record date. Therefore, the distribution paid related to the year ended December 31, 2005 is more than the amount allocated to the general partner in our net income allocation.

Cash Distributions

We make quarterly distributions of 100% of our available cash, generally defined as cash receipts less cash disbursements and cash reserves established by the general partner, in its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end. The limited partner unitholders are entitled to receive each quarter a minimum quarterly distribution of $0.60 per unit ($2.40 annualized). Our cash is first distributed 98% to the limited partners and 2% to the general partner until there has been distributed to the unitholders an amount equal to the minimum quarterly distribution and arrearages in the payment of the minimum quarterly distribution for any prior quarter. Thirdly, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages shown below.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The general partner is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

Quarterly Distribution Amount per Unit	Percentage of Distribution
	Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66	75%	25%

Effective March 11, 2004, our partnership agreement was amended to lower the general partner’s incentive distribution rights with respect to distributions of available cash from 48% to 23% of the amount of any quarterly distribution that exceeds $0.90 per unit. The general partner will continue to receive a 2% distribution with respect to its general partner interest.

The table set forth below shows our cash distributions earned for the periods shown with respect to the general and limited partners:

	Year Ended December 31,
	2006	2005	2004
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$3,742	$3,036	$1,595
General partner incentive distribution	14,778	10,259	4,449

Total general partner distribution	18,520	13,295	6,044
Limited partners’ distribution	168,515	138,500	73,733

Total cash distributions	$187,035	$151,795	$79,777

Cash distributions per unit applicable to limited partners	$3.600	$3.365	$3.200

On January 25, 2007, we declared a quarterly cash distribution of $0.915 per unit to be paid on February 14, 2007 to unitholders of record on February 7, 2007. This distribution related to the fourth quarter of 2006 totaled $47.7 million, of which $4.9 million represented the general partner’s share of such distribution. The general partner’s distribution included a $3.9 million incentive distribution.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. INCOME TAXES

Components of income tax expense related to certain of our operations conducted through separate taxable wholly owned corporate subsidiaries were as follows:

	Year Ended December 31,
	2006	2005
	(Thousands of Dollars)
Current:
U.S.	$245	$—
Foreign	5,690	430

Total current	5,935	430

Deferred:
U.S.	(3,681)	892
Foreign	3,607	3,391

Total deferred	(74)	4,283

Total income tax expense	$5,861	$4,713

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2006	2005
	(Thousands of Dollars)
Deferred tax assets:
Net operating losses	$19,257	$17,827
Environmental and legal reserves	15,037	14,509
Other	521	418
Valuation allowance	(9,744)	(6,106)

Deferred tax assets	25,071	26,648

Property and equipment	(46,655)	(40,224)

Net deferred tax liability	$(21,584)	$(13,576)

Our U.S. corporate operations have net operating loss carryforwards for tax purposes totaling approximately $55.0 million, which are subject to various limitations on use and expire in years 2008 through 2026.

As of December 31, 2006 and 2005, we have recorded a valuation allowance, substantially all of which was recorded in conjunction with the allocation of the purchase price of the Kaneb Acquisition, due to uncertainties related to our ability to utilize some of our deferred income tax assets, primarily consisting of certain federal net operating loss carryforwards, before they expire. The net change in the total valuation allowance for the year ended December 31, 2006 was an increase of $3.6 million. The valuation allowance is based on our estimates of taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable.

The realization of net deferred income tax assets recorded as of December 31, 2006 is dependent upon our ability to generate future taxable income in the United States. We believe it is more likely than not that the deferred income tax assets, net of the valuation allowance, as of December 31, 2006 will be realized, based on expected future taxable income and potential tax planning strategies.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SFAS No. 109, “Accounting for Income Taxes,” requires disclosure of the aggregate difference in the basis of our net assets for financial and tax reporting purposes. Our management does not believe that, in our circumstances, the aggregate difference would be meaningful information.

18. SEGMENT INFORMATION

Our operating segments consist of refined product terminals, refined product pipelines, crude oil pipelines and crude oil storage tanks. These reportable segments are strategic business units that offer different services and performance is evaluated based on operating income, before general and administrative expenses. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal services include providing pipeline transportation services, terminalling services, storage lease services and crude oil storage handling services. Our product sales primarily consist of the sale of bunker fuel to marine vessels.

Results of operations for the reportable segments were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Thousands of Dollars)
Revenues:
Refined product terminals	$802,307	$411,332	$39,984
Refined product pipelines	227,798	149,853	86,418
Crude oil pipelines	58,654	51,429	52,462
Crude oil storage tanks	46,915	46,943	41,928

Total revenues	$1,135,674	$659,557	$220,792

Depreciation and amortization:
Refined product terminals	$45,485	$25,008	$6,471
Refined product pipelines	42,084	27,778	14,715
Crude oil pipelines	5,061	4,612	4,499
Crude oil storage tanks	7,636	7,497	7,464

Total depreciation and amortization	$100,266	$64,895	$33,149

Operating income:
Refined product terminals	$102,436	$61,911	$15,148
Refined product pipelines	88,153	57,404	34,371
Crude oil pipelines	36,768	30,439	32,495
Crude oil storage tanks	29,171	29,751	26,575

Total segment operating income	256,528	179,505	108,589
General and administrative expenses	45,216	26,553	11,321

Total operating income	$211,312	$152,952	$97,268

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenues by geographic area for the years ended December 31, 2006, 2005 and 2004 are shown in the table below. The geographic area is based on the location of our customer.

	Year Ended December 31,
	2006	2005	2004
	(Thousands of Dollars)
United States	$501,042	$347,765	$220,792
Netherlands Antilles	536,753	255,893	—
Canada	51,203	35,639	—
Other countries	46,676	20,260	—

Consolidated revenues	$1,135,674	$659,557	$220,792

For the years ended December 31, 2006, 2005, and 2004, Valero Energy accounted for 23%, 34% and 99% of our consolidated revenues, respectively. No other single customer accounted for more than 10% of our consolidated revenues.

Revenues from Valero Energy by operating segment were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Thousands of Dollars)
Revenues:
Refined product terminals	$53,154	$46,382	$39,306
Refined product pipelines	104,519	89,731	83,912
Crude oil pipelines	56,392	51,429	52,462
Crude oil storage tanks	46,915	46,943	41,928

Total revenues	$260,980	$234,485	$217,608

Long-lived assets include property, plant and equipment, intangible assets subject to amortization and certain long-lived assets included in “deferred charges and other assets, net.” Geographic information by country for long-lived assets consisted of the following:

	December 31,
	2006	2005
	(Thousands of Dollars)
United States	$2,039,045	$1,904,154
Netherlands Antilles	240,323	210,756
United Kingdom	90,594	79,630
Canada	82,410	83,916
Other countries	43,055	25,538

Consolidated long-lived assets	$2,495,427	$2,303,994

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total assets by reportable segment were as follows:

	December 31,
	2006	2005
	(Thousands of Dollars)
Refined product terminals (a)	$1,819,242	$1,701,782
Refined product pipelines	1,250,466	1,286,571
Crude oil pipelines	132,407	123,698
Crude oil storage tanks	197,902	204,580

Total segment assets	3,400,017	3,316,631
Other partnership assets (including current assets and other noncurrent assets)	82,849	50,361

Total consolidated assets	$3,482,866	$3,366,992

(a)	Total assets of the refined product terminals segment include the assets of the Australia and New Zealand subsidiaries as of December 31, 2005. We sold these subsidiaries on March 30, 2006.

Changes in the carrying amount of goodwill were as follows:

	Refined Product Terminals	Refined Product Pipelines	Crude Oil Pipelines	Total
	(Thousands of Dollars)
Balance as of December 31, 2004	$—	$519	$4,196	$4,715
Kaneb Acquisition preliminary purchase price allocation	569,745	193,127	—	762,872

Balance as of December 31, 2005	569,745	193,646	4,196	767,587
Kaneb Acquisition final purchase price allocation	27,865	(21,011)	—	6,854

Balance as of December 31, 2006	$597,610	$172,635	$4,196	$774,441

Capital expenditures, including acquisitions, by reportable segment were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Thousands of Dollars)
Refined product terminals	$229,963	$761,099	$41,148
Refined product pipelines	41,739	748,392	12,009
Crude oil pipelines	12,939	561	3,275
Crude oil storage tanks	453	1,860	1,056
Other partnership assets	4,222	2,781	—

Total capital expenditures	$289,316	$1,514,693	$57,488

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

As a result, the following condensed consolidating financial statements are being presented for 2006 and 2005 as an alternative to providing separate financial statements for Valero Logistics and KPOP. Condensed consolidating financial statements for the comparable period of 2004 are not presented as we did not own Kaneb.

Condensed Consolidating Balance Sheet

December 31, 2006

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non- Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated
Assets
Current assets	$403	$115,210	$653,221	$145,807	$(701,643)	$212,998
Property and equipment, net	—	935,109	676,494	733,532	—	2,345,135
Intangible assets, net	—	3,427	—	50,105	—	53,532
Goodwill	—	4,715	172,116	597,610	—	774,441
Investment in wholly owned subsidiaries	2,372,469	24,172	668,796	1,345,791	(4,411,228)	—
Investments in joint ventures	—	15,902	—	58,175	—	74,077
Deferred charges and other assets, net	228	5,807	604	16,044	—	22,683

Total assets	$2,373,100	$1,104,342	$2,171,231	$2,947,064	$(5,112,871)	$3,482,866

Liabilities and Partners’ Equity
Current liabilities	$504,238	$44,397	$29,385	$280,358	$(701,643)	$156,735
Long-term debt, less current portion	—	767,031	545,571	41,118	—	1,353,720
Long-term payable to Valero GP Holdings	—	—	—	5,749	—	5,749
Deferred income taxes	—	—	—	21,584	—	21,584
Other long-term liabilities	—	5,797	3,517	60,083	—	69,397
Total partners’ equity	1,868,862	287,117	1,592,758	2,538,172	(4,411,228)	1,875,681

Total liabilities and partners’ equity	$2,373,100	$1,104,342	$2,171,231	$2,947,064	$(5,112,871)	$3,482,866

(a)	Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Balance Sheet

December 31, 2005

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non- Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated
Assets
Current assets	$44	$196,481	$622,669	$240,741	$(764,524)	$295,411
Property and equipment, net	—	783,945	694,374	681,894	—	2,160,213
Intangible assets, net	—	4,059	—	55,100	—	59,159
Goodwill	—	4,715	193,127	569,745	—	767,587
Investment in wholly owned subsidiaries	2,403,969	16,920	603,474	1,273,313	(4,297,676)	—
Investment in joint ventures	—	15,087	—	58,899	—	73,986
Deferred charges and other assets, net	228	4,618	771	5,019	—	10,636

Total assets	$2,404,241	$1,025,825	$2,114,415	$2,884,711	$(5,062,200)	$3,366,992

Liabilities and Partners’ Equity
Current liabilities	$502,194	$50,252	$40,341	$377,325	$(764,524)	$205,588
Long-term debt, less current portion	—	581,921	551,607	36,131	—	1,169,659
Deferred income taxes	—	—	—	13,576	—	13,576
Other long-term liabilities	—	4,821	2,124	70,445	—	77,390
Total partners’ equity	1,902,047	388,831	1,520,343	2,387,234	(4,297,676)	1,900,779

Total liabilities and partners’ equity	$2,404,241	$1,025,825	$2,114,415	$2,884,711	$(5,062,200)	$3,366,992

(a)	Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2006

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non- Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated
Revenues	$—	$261,929	$121,835	$752,922	$(1,012)	$1,135,674
Costs and expenses	2,260	145,453	89,984	687,677	(1,012)	924,362

Operating income	(2,260)	116,476	31,851	65,245	—	211,312
Equity earnings in subsidiaries	151,790	154	65,321	72,423	(289,688)	—
Equity earnings from joint ventures	—	815	—	5,067	—	5,882
Interest and other expense, net	—	(35,903)	(25,074)	(450)	—	(61,427)

Income from continuing operations before income tax expense	149,530	81,542	72,098	142,285	(289,688)	155,767
Income tax expense	—	—	—	5,861	—	5,861

Income from continuing operations	149,530	81,542	72,098	136,424	(289,688)	149,906
Income from discontinued operations	—	—	317	(693)	—	(376)

Net income	$149,530	$81,542	$72,415	$135,731	$(289,688)	$149,530

(a)	Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

VALERO L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2005

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non- Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated
Revenues	$—	$234,444	$57,400	$368,495	$(782)	$659,557
Costs and expenses	2,752	134,039	44,152	326,444	(782)	506,605

Operating income	(2,752)	100,405	13,248	42,051	—	152,952

Equity earnings in subsidiaries	113,825	(192)	38,462	40,392	(192,487)	—
Equity earnings from joint ventures	—	376	—	1,943	—	2,319
Interest and other expense, net	—	(27,128)	(13,488)	(2,267)	—	(42,883)

Income from continuing operations before income tax expense	111,073	73,461	38,222	82,119	(192,487)	112,388
Income tax expense	—	—	—	4,713	—	4,713

Income from continuing operations	111,073	73,461	38,222	77,406	(192,487)	107,675
Income from discontinued operations	—	—	2,163	1,235	—	3,398

Net income	$111,073	$73,461	$40,385	$78,641	$(192,487)	$111,073

(a)	Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non- Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated
Cash flows from operating activities:
Net income	$149,530	$81,542	$72,415	$135,731	$(289,688)	$149,530
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	38,135	24,511	37,620	—	100,266
Equity income, net of distributions	31,500	(154)	(65,321)	(72,404)	106,379	—
Changes in operating assets and liabilities and other	(2,343)	(2,594)	(13,613)	19,565	—	1,015

Net cash provided by (used in) operating activities	178,687	116,929	17,992	120,512	(183,309)	250,811

Cash flows from investing activities:
Capital expenditures	—	(33,939)	(12,276)	(77,807)	—	(124,022)
Acquisitions and investment in noncurrent assets	—	(156,275)	(50)	(8,969)	—	(165,294)
Proceeds from sale of assets	—	15	2	71,379	—	71,396
Other	(77)	(7,099)	27,112	(22,527)	7,277	4,686

Cash flows provided by (used in) investing activities	(77)	(197,298)	14,788	(37,924)	7,277	(213,234)

Cash flows from financing activities:
Distributions	(183,290)	(183,290)	—	(19)	183,309	(183,290)
Long-term borrowings	—	269,026	—	—	—	269,026
Long-term debt repayments	—	(83,510)	—	—	—	(83,510)
Net intercompany borrowings (repayments)	4,232	95,075	(31,902)	(67,405)	—	—
Other	575	(6,177)	—	6,754	(7,277)	(6,125)

Cash flows provided by (used in) financing activities	(178,483)	91,124	(31,902)	(60,670)	176,032	(3,899)

Effect of foreign exchange rate changes on cash	—	—	—	(894)	—	(894)
Net increase in cash and cash equivalents	127	10,755	878	21,024	—	32,784
Cash and cash equivalents at the beginning of the period	10	1,590	114	34,340	—	36,054

Cash and cash equivalents at the end of the period	$137	$12,345	$992	$55,364	$—	$68,838

(a)	Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2005

(Thousands of Dollars)

	Valero L.P.	Valero Logistics Operations, L.P.	Kaneb Pipe Line Operating Partnership L.P.	Non- Guarantor Subsidiaries (a)	Eliminations	Valero L.P. Consolidated
Cash flows from operating activities:
Net income	$111,073	$73,461	$40,385	$78,641	$(192,487)	$111,073
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	34,828	12,073	19,766	—	66,667
Equity income, net of distributions	13,964	192	(38,462)	(40,392)	64,698	—
Changes in operating assets and liabilities and other	4,274	12,523	3,645	(11,752)	—	8,690

Net cash provided by (used in) operating activities	129,311	121,004	17,641	46,263	(127,789)	186,430

Cash flows from investing activities:
Capital expenditures	—	(47,568)	(3,492)	(17,026)	—	(68,086)
Kaneb acquisition	(522,456)	—	850	20,633	—	(500,973)
Proceeds from sale of assets	—	—	85,466	395,479	—	480,945
Other	—	(3,377)	—	(1,472)	3,963	(886)

Cash flows provided by (used in) investing activities	(522,456)	(50,945)	82,824	397,614	3,963	(89,000)

Cash flows from financing activities:
Distributions	(127,789)	(127,789)	—	—	127,789	(127,789)
Long-term borrowings	—	746,472	—	—	—	746,472
Long-term debt repayments	—	(548,010)	(123,668)	(63,386)	—	(735,064)
General partner contributions	29,197	—	—	—	—	29,197
Net intercompany borrowings (repayments)	491,737	(163,529)	23,317	(351,525)	—	—
Other	—	8,346	—	5,623	(3,963)	10,006

Cash flows provided by (used in) financing activities	393,145	(84,510)	(100,351)	(409,288)	123,826	(77,178)

Effect of foreign exchange rate changes on cash	—	—	—	(345)	—	(345)
Net increase in cash and cash equivalents	—	(14,451)	114	34,244	—	19,907
Cash and cash equivalents at the beginning of the period	10	16,041	—	96	—	16,147

Cash and cash equivalents at the end of the period	$10	$1,590	$114	$34,340	$—	$36,054

(a)	Non-guarantor subsidiaries are wholly owned by Valero L.P., Valero Logistics or KPOP.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter (b)	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)
2006:
Revenues	$274,004	$279,968	$291,023	$290,679	$1,135,674
Operating income	55,967	47,316	54,380	53,649	211,312
Net income	39,451	31,553	41,169	37,357	149,530
Net income per unit applicable to limited partners	0.75	0.59	0.79	0.70	2.83
Cash distributions per unit applicable to limited partners	0.885	0.885	0.915	0.915	3.600

2005 (a):
Revenues	$56,635	$58,306	$258,385	$286,231	$659,557
Operating income	24,715	24,309	56,007	47,921	152,952
Net income	19,264	18,852	45,167	27,790	111,073
Net income per unit applicable to limited partners	0.77	0.74	0.88	0.52	2.86
Cash distributions per unit applicable to limited partners	0.800	0.855	0.855	0.855	3.365

(a)	The significant increase in revenues, operating income and net income beginning in the third quarter of 2005 is due primarily to the Kaneb Acquisition as discussed in Note 3. Acquisitions.
(b)	On December 13, 2005, we entered into a definitive agreement to sell the Australia and New Zealand Subsidiaries. As such, revenues and operating income differ from the reported amounts disclosed in the Form 10-Q for the period ended September 30, 2005 as the results of operations for the Australia and New Zealand Subsidiaries have been reclassified as income from discontinued operations. Revenue and operating income reported in the Form 10-Q were $263.5 million and $56.7 million, respectively, for the three months ended September 30, 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES.

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were operating effectively as of December 31, 2006.

INTERNAL CONTROL OVER FINANCIAL REPORTING.

(a) Management’s Report on Internal Control over Financial Reporting.

Management’s report on Valero L.P.’s internal control over financial reporting required by Item 9A. appears in Item 8. of this report, and is incorporated herein by reference.

(b) Attestation Report of the Registered Public Accounting Firm.

The report of KPMG LLP on management’s assessment of Valero L.P.’s internal control over financial reporting appears in Item 8. of this Form 10-K, and is incorporated herein by reference.

(c) Changes in Internal Controls over Financial Reporting.

[There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.]

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF VALERO GP, LLC

We do not have directors or officers. The directors and officers of Valero GP, LLC, the general partner of our general partner, Riverwalk Logistics, L.P., perform all of our management functions. Valero GP Holdings, LLC, the sole member of Valero GP, LLC, selects the directors of Valero GP, LLC. Officers of Valero GP, LLC are appointed by its directors.

Set forth below is certain information concerning the directors and executive officers of Valero GP, LLC:

Name	Age	Position Held with Valero GP, LLC
William E. Greehey	70	Chairman of the Board
Curtis V. Anastasio	50	President, Chief Executive Officer and Director
J. Dan Bates	62	Director
Dan J. Hill	66	Director
Stan McLelland	61	Director
Rodman D. Patton	63	Director
Steven A. Blank	52	Senior Vice President, Chief Financial Officer and Treasurer
James R. Bluntzer	52	Senior Vice President-Operations
Bradley C. Barron	41	Vice President, General Counsel and Secretary
Mary F. Morgan	54	Vice President-Marketing and Business Development
Thomas R. Shoaf	48	Vice President and Controller

Mr. Greehey became Chairman of the board of directors of Valero GP, LLC in January 2002. Mr. Greehey served as Chairman of the board of directors of Valero Energy Corporation from 1979 through January 2007. He has also been the Chairman of the board of directors of Valero GP Holdings, LLC since March 2006. Mr. Greehey was Chief Executive Officer of Valero Energy from 1979 through December 2005. He was also President of Valero Energy from 1998 until January 2003.

Mr. Anastasio became the President and a director of Valero GP, LLC in December 1999. He also became its Chief Executive Officer in June 2000. Mr. Anastasio has served as President and Chief Executive Officer of Valero GP Holdings, LLC since March 2006, and he has been a director of Valero GP Holdings, LLC since January 2007.

Mr. Bates became a director of Valero GP, LLC in April 2006. Mr. Bates has been President and Chief Executive Officer of the Southwest Research Institute since 1997. Mr. Bates also serves as Chairman Pro-Tem of the Federal Reserve Bank of Dallas’ San Antonio Branch board of directors, and as Chairman of the Board of Signature Science L.L.C. and Southwest Automotive Research Center.

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

Mr. McLelland became a director of Valero GP, LLC in October 2005. Mr. McLelland has served as a director of three privately held companies, Continuum Chemical Corporation, Patton Surgical Corp. and the general partner of Yorktown Technologies, LP since November 2002, November 2003 and June 2004, respectively. Mr. McLelland was U. S. Ambassador to Jamaica from January 1997 until March 2001. Prior to being named U.S. Ambassador to Jamaica, Mr. McLelland was a senior executive with Valero Energy. He joined Valero Energy in 1981 as Senior Vice President and General Counsel. He served as Executive Vice President and General Counsel from 1990 until 1997.

Mr. Patton became a director of Valero GP, LLC in June 2001. He retired from Merrill Lynch & Co. in 1999 where he had served as Managing Director in the Energy Group since 1993. Prior to that, he served in investment banking and corporate finance positions with Credit Suisse First Boston (1981-1993) and Blyth Eastman Paine Webber (1971-1981). He is a director of Apache Corporation.

Mr. Blank became Senior Vice President and Chief Financial Officer of Valero GP, LLC in January 2002, and he became Valero GP, LLC’s Treasurer as well in July 2005. Mr. Blank has also served as Senior Vice President, Chief Financial Officer and Treasurer of Valero GP Holdings, LLC since March 2006. From December 1999 until January 2002, he was Chief Accounting and Financial Officer and a director of Valero GP, LLC. He also served as Vice President and Treasurer of Ultramar Diamond Shamrock Corporation from December 1996 until January 2002.

Mr. Bluntzer became Senior Vice President-Operations of Valero GP, LLC in October 2005. He served as Vice President-Operations of Valero GP, LLC from February 2004 until October 2005. He served as Vice President-Terminal Operations of Valero GP, LLC from May 2003 to February 2004. He served as Special Projects Director of Valero GP, LLC from January 2002 to May 2003 and as Vice President of Midstream Operations of Valero Energy from June 2001 to January 2002. He served as Refinery Logistics & Supply Chain Director of Valero Energy from July 2000 to June 2001.

Mr. Barron became Vice President, General Counsel and Secretary of Valero GP, LLC in January 2006. Mr. Barron has also served as Vice President, General Counsel and Secretary of Valero GP Holdings, LLC since March 2006. He served as Managing Counsel and Corporate Secretary of Valero GP, LLC from July 2003 until January 2006. From January 2001 until July 2003, he served as Counsel, and then Senior Counsel, to Valero Energy.

Ms. Morgan became Vice President-Marketing and Business Development of Valero GP, LLC in July 2005. Ms. Morgan served as Vice President, Marketing and Business Development of Kaneb Pipe Line Company LLC from 2004 until July 2005. She served as Vice President, Marketing of Kinder Morgan Energy Partners, L.P. from 1998 until 2004.

Mr. Shoaf became Vice President and Controller of Valero GP, LLC in July 2005. He has also served as Vice President and Controller of Valero GP Holdings, LLC of Valero GP Holdings, LLC since March 2006. Mr. Shoaf served as Vice President-Structured Finance of Valero Corporate Services Company, a subsidiary of Valero Energy, from 2001 until his appointment with Valero GP, LLC. From 2000 to 2001, Mr. Shoaf was Vice President-Finance of Valero Corporate Services Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of Valero L.P.’s equity securities to file certain reports with the SEC and NYSE concerning their beneficial ownership of Valero L.P.’s equity securities. Valero L.P. believes that during the year ended December 31, 2006, its officers, directors and 10% unitholders were in compliance with applicable requirements of Section 16(a).

CODE OF ETHICS OF SENIOR FINANCIAL OFFICERS

Valero GP, LLC has adopted a Code of Ethics for Senior Financial Officers that applies to Valero GP, LLC’s principal executive officer, principal financial officer and controller. This code charges the senior financial officers with responsibilities regarding honest and ethical conduct, the preparation and quality of the disclosures in documents and reports Valero GP, LLC files with the SEC and compliance with applicable laws, rules and regulations.

AUDIT COMMITTEE

The Audit Committee reviews and reports to the Board on various auditing and accounting matters, including the quality, objectivity and performance of Valero L.P.’s internal and external accountants and auditors, the adequacy of its financial controls and the reliability of financial information reported to the public. The Audit Committee also monitors Valero L.P.’s efforts to comply with environmental laws and regulations. The Board has adopted a written charter for the Audit Committee. The members of the Audit Committee during 2006 were Rodman D. Patton (Chairman), J. Dan Bates, and Dan J. Hill. Stan L. McLelland was a member of the Audit Committee until his resignation in July 2006. The Audit Committee met eight times in 2006. For further information, see the “Report of the Audit Committee” below.

The Board has determined that Mr. Patton is an “audit committee financial expert” (as defined by the SEC), and that he is “independent” as that term is used in Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934.

REPORT OF THE AUDIT COMMITTEE FOR FISCAL YEAR 2006

Management of Valero GP, LLC is responsible for Valero L.P.’s internal controls and the financial reporting process. KPMG LLP, Valero L.P.’s independent registered public accounting firm for the year ended December 31, 2006, is responsible for performing an independent audit of Valero L.P.’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) and generally accepted auditing standards, and an audit of Valero L.P.’s internal control over financial reporting in accordance with the standards of the PCAOB, and issuing a report thereon. The Audit Committee monitors and oversees these processes and approves the selection and appointment of Valero L.P.’s independent registered public accounting firm and recommends the ratification of such selection and appointment to the Board.

The Audit Committee has reviewed and discussed Valero L.P.’s audited consolidated financial statements with management and KPMG. The Audit Committee has discussed with KPMG the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees.” The Audit Committee has received written confirmation of the firm’s independence from KPMG and has discussed with KPMG that firm’s independence.

Based on the foregoing review and discussions and such other matters the audit committee deemed relevant and appropriate, the audit committee recommended to the Board that the audited consolidated financial statements of Valero L.P. be included in Valero L.P.’s Annual Report on Form 10-K for the year ended December 31, 2006.

Members of the Audit Committee:

Rodman D. Patton, Chairman
J. Dan Bates
Dan J. Hill

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the foregoing review and discussion and such other matters the Compensation Committee deemed relevant and appropriate, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report.

Members of the Compensation Committee:

Dan J. Hill (Chairman)
J. Dan Bates
Rodman D. Patton

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Philosophy

Our philosophy for compensating our named executive officers is based on the belief that a significant portion of executive compensation should be incentive-based and determined by both Valero L.P.’s and the executive’s performance objectives. We believe that:

•	executives’ base salaries should be established at levels to be competitive in the marketplace in which we compete for executive talent;

•

annual incentive bonuses should be targeted to be competitive in the marketplace and should provide awards based on Valero L.P.’s achievement of performance goals established at the start of the fiscal year and individual performance;

•

long-term incentives, which can include a mix of performance units, restricted units and unit option awards, should (i) be targeted to be competitive in the marketplace, (ii) balance executive management focus between short- and long-term performance goals and (iii) provide capital accumulation linked directly to company performance; and

•	we should encourage unit ownership among our executive management team, in order to align the interests of our executive officers with those of our unitholders.

Purpose of Executive Compensation Programs

Our executive compensation programs are designed to accomplish the following long-term objectives:

•	create a strong performance alignment with unitholders, while practicing good corporate governance;

•	support our business strategy and business plan by clearly communicating what is expected of executives with respect to goals and results;

•	reward achievement; and

•	provide market-competitive compensation and benefits to enable us to recruit, retain and motivate the executive talent necessary to be successful.

Administration of Executive Compensation Programs

Our executive compensation programs are administered by our Board’s Compensation Committee. The Compensation Committee is composed of three independent directors who are not participants in our executive compensation programs. Policies adopted by the Compensation Committee are implemented by Valero Energy Corporation’s compensation and benefits staff, pursuant to the Services Agreement described in Note 14 to Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.” During 2006, the Compensation Committee retained Towers Perrin as an independent compensation consultant with respect to executive compensation matters. At the beginning of 2007, the Compensation Committee retained Compass Consulting & Benefits as its independent compensation consultant with respect to executive compensation matters. In their role as advisors to the Compensation Committee, these consultants were retained directly by the Committee, which has the authority to select, retain and/or terminate its relationship with a consulting firm.

Selection of Compensation Comparative Group and Competitive Pay Benchmarking

The Committee relies upon several different sources of competitive compensation data in assessing the benchmark rates of base salary, annual incentive compensation, and long-term incentive compensation. For the named executive officers, including the Chief Executive Officer (CEO), we look at a specific group of nine master limited partnerships to evaluate competitive rates of compensation. The nine organizations comprising this group include the following:

Company	Ticker
1. BUCKEYE PARTNERS LP	BPL
2. ENBRIDGE ENERGY PARTNERS LP	EEP
3. ENTERPRISE PRODUCT PARTNERS LP	EPD
4. KINDER MORGAN ENERGY LP	KMP
5. MAGELLAN MIDSTREAM PARTNERS LP	MMP
6. NORTHERN BORDER PARTNERS LP(1)	NBP
7. PLAINS ALL AMERICAN PIPELINE LP	PAA
8. SUNOCO LOGISTICS PARTNERS LP	SXL
9. TEPPCO PARTNERS LP	TPP

(1)	Northern Borders was acquired by Oneok, Inc. in April 2006, and its name was changed to Oneok Partners, L.P.

Each of these nine organizations is in the products terminalling, storage and pipeline industry. The competitive data for these nine master limited partnerships is derived from their respective publicly filed annual proxy statements or annual reports on Form 10-K. In 2006, the data is compiled and analyzed by Towers Perrin.

In 2006, the competitive data from the nine companies provided disparate results. Upon careful review of the compensation levels reported by each of the nine companies, we learned that there were wide variances in the compensation rates among the various companies on a position-by-position basis. The wide discrepancy in competitive compensation rates may be partially explained by the limited number of companies organized as partnerships in the rapidly emerging industry. Further, several of the organizations in this group are newer and much smaller than we are. Therefore, after careful consideration and review, the data regarding this group of companies was used as a general source of competitive information but was not used as a reliable benchmark of industry pay practices.

In addition to the data with regard to the nine master limited partnerships, we also referred to competitive survey data provided by the independent compensation consultant (together with the peer group, the Compensation Comparative Group). For both the named executive officers as well as for all other officer positions, the Committee reviewed survey data reported by Towers Perrin on a position-by-position basis to ascertain competitive rates of compensation. In 2006, the Committee reviewed general industry data for executive positions reported in Towers Perrin’s Compensation Data Bank, a proprietary compensation data base of an approximate 825 U.S. industrial companies which is updated each year. In addition, the Committee reviewed competitive compensation data reported by an approximate 90 companies in Towers Perrin’s energy services sector, a subset of the Compensation Data Bank. Where possible, the analysis included the use of single regression analysis to correlate company size to reported pay rates for companies with an annual revenue size of approximately $1 billion. In those instances where regression analysis was not available for analysis purposes, Towers Perrin reported general tabular data from its survey sources based upon companies approximating $1 billion in annual revenues.

Timing of Compensation Decisions

In the first quarter of each fiscal year, the Compensation Committee reviews and establishes financial performance objectives applicable to the current fiscal year under our annual incentive bonus plan. Financial performance objectives are typically tied to the Company’s previously approved budget. At the same time, the Committee reviews performance against financial, operational and other goals for the prior year in order to determine annual bonuses earned under the Valero GP, LLC Bonus Plan and payouts, if any, of performance units granted in prior years. In the third quarter of each fiscal year, the Compensation Committee reviews competitive market data for annual salary rates for executive officer positions for the current fiscal year and recommends salary increases to become effective in that quarter. In the fourth quarter of each fiscal year, the Compensation Committee establishes the target level of annual incentive and long-term incentive compensation opportunities for executives for the upcoming fiscal year, based upon its review of competitive market data and considers grants of unit options and restricted units to officers and other leadership employees. The Compensation Committee may, however, review salaries or grant long-term incentive awards at other times during the year in the event of promotions or new appointments.

The following table summarizes the approximate timing of some of our more significant compensation events:

Event	Timing
Setting meeting dates for action by the Compensation Committee for the upcoming year	Fourth quarter

Establishing company financial objectives for annual incentive bonus	First quarter

Review and certify financial performance for performance units granted in prior years; grant performance units	First quarter; three business days after fourth quarter earnings release

Review base salaries for executive officers for the current fiscal year	Third quarter

Grant of restricted unit and unit options to employees, officers and grant restricted units to directors	Three business days after third quarter earnings releases

Additional information regarding the timing of performance unit, unit option and restricted unit grants is discussed below under “Long-Term Incentive Awards” and “Unit Options and Restricted Units.”

Elements of Executive Compensation

General

Our executive compensation programs consist of the following material elements:

•	base salaries;

•	annual incentive bonuses;

•	long-term equity-based incentives, including:

•	performance units;

•	unit options; and

•	restricted units

•	medical and other insurance benefits, retirement benefits and other perquisites.

We chose these elements to remain competitive in attracting and retaining executive talent and to provide strong performance incentives that provide the potential for both current and long-term gains. We use base salary as the foundation for our executive compensation program. We believe that base salary provides a fixed level of competitive pay that reflects the executive officer’s primary duties and responsibilities, as well as a foundation for incentive opportunities and benefit levels. Our annual incentive bonuses are designed to focus our executives on Valero L.P.’s attainment of key financial performance measures that we believe generate profitable annual operations and sustaining results. Our long-term equity incentive awards are designed to directly tie an executive’s financial reward opportunities with the rewards to unitholders, as measured by long-term unit price performance and payment of distributions.

Relative Size of Elements of Compensation

In setting executive compensation, the Compensation Committee considers the aggregate amount of compensation payable to an executive officer and the form of the compensation. The Compensation Committee seeks to achieve the appropriate balance between immediate cash rewards for the achievement of company and personal objectives and long-term incentives that align the interests of our executive officers with those of our unitholders. The size of each element is based on market practice for the Compensation Comparative Group as well as company and individual performance. The Compensation Committee may also decide, as appropriate, to modify the relative mix of compensation elements to best fit an executive officer’s specific circumstances.

The level of incentive compensation typically increases in relation to an executive officer’s responsibilities, with the level of incentive compensation for more senior executive officers being a greater percentage of total compensation than for less senior executive officers. The Compensation Committee believes that making a significant portion of an executive officer’s incentive compensation contingent on long-term unit price performance more closely aligns the executive officer’s interests with those of our unitholders.

We evaluate total compensation of the executives at least annually. As part of this evaluation, with the assistance of its independent compensation consultant, the Compensation Committee analyzes total compensation from a market-competitive perspective, and then evaluates each component of compensation relative to its market reference. Because we place such a large proportion of our total executive compensation at risk in the form of variable pay (i.e. annual and long-term incentives), the Compensation Committee does not adjust current compensation based upon realized gains or losses from prior incentive awards. For example, we will not reduce the size of a target long-term incentive grant in a particular year solely because Valero L.P.’s unit price performed well during the immediately preceding years. We believe that adopting a policy of making such adjustments would penalize management’s current compensation for Valero L.P.’s prior success.

The following table summarizes our 2006 targets and the relative size of base salary and incentive compensation for 2006 (which we call “total direct compensation”) for each of our named executive officers:

Name	Target Percentage of Total Direct Compensation
	Base Salary	Annual Incentive Bonus	Long-Term Incentives	TOTAL
Curtis V. Anastasio	35%	21%	44%	100%
Steven A. Blank	43%	22%	35%	100%
James R. Bluntzer	43%	22%	35%	100%
Bradley C. Barron	53%	21%	26%	100%
Mary F. Morgan	53%	21%	26%	100%

Base Salaries

Base salaries for each executive position are set based on the compensation data described above and other publicly available data for companies of similar size for positions having similar duties and levels of responsibility. Base salaries are reviewed annually and may be adjusted to reflect promotions, the assignment of additional responsibilities, individual performance or the performance of Valero L.P. Salaries are also periodically adjusted to remain competitive with the Compensation Comparative Group and other survey data.

Beginning in July 2006, our named executive officers received the following annualized base salaries, which represent an increase to their prior annualized salaries as listed below:

Name	Annualized Base Salary	July 2006 Increase to Prior Annualized Base Salary
Anastasio	$420,000	$70,000
Blank	305,800	11,800
Bluntzer	242,000	22,000
Barron	200,000	33,600
Morgan	273,500	10,500

The base salaries for our executive officers are reviewed and approved by the Compensation Committee based on recommendations of our CEO, with input from its independent compensation consultant and the compensation and benefits staff. Our CEO’s base salary is reviewed and approved by the Compensation Committee based on its review of recommendations by its independent compensation consultant and the compensation and benefits staff.

In July 2006, we increased in the base salaries of our CEO and our other named executive officers to:

•	reflect the increase in our size and complexity due to the Kaneb acquisition,

•	recognize the increase in certain executives’ responsibilities due to our separation from Valero Energy,

•	remain competitive in our market, and

•	recognize the promotion of Mr. Barron to Vice President, General Counsel and Secretary.

Annual Incentive Bonus

Our named executive officers participate in a formal annual incentive plan in which all company employees participate. The annual incentive plan, as it pertains to the named executive officers, is based upon the following principles:

•	The establishment of a target annual incentive opportunity for each position based upon competitive compensation and expressed as a percentage of the officer’s base salary;

•	Our attainment of specific quantitative financial goals established by the Committee during the first quarter of the plan year; and

•

A discretionary evaluation of both Valero L.P.’s performance and the individual executive’s performance by the Committee which can result in an adjustment to the award by a net percentage of plus or minus 25%.

For the 2006 plan year, the named executive officers had annual incentive target bonus opportunities expressed as a percentage of their respective base salary rates as shown in the table below:

Name	Annual Incentive Bonus Target as a Percentage of Base Salary
Anastasio	60%
Blank	50%
Bluntzer	50%
Barron	40%
Morgan	40%

Determination of Annual Incentive Target Opportunities

As stated above, each named executive officer has an annual incentive opportunity equal to a stated percentage of his or her base salary. This is the target amount of annual incentive award and equals the payout for achieving a 100% score on each of our stated financial goals. For example, Mr. Anastasio has a target annual incentive opportunity equal to 60% of his base annual salary. Mr. Anastasio’s annual salary rate for 2006 was $420,000, and therefore, his target annual incentive opportunity for achieving 100% of all of our financial goals was $252,000. In addition, the plan allows for the upward or downward adjustment of awards, based upon attainment of financial goals equal to a range of 0% to 200% of the target award. If we failed to reach at least the threshold level of performance for each of our financial goals, the executive would have earned an incentive award of $0. Likewise, if we achieved the maximum level of performance for each of its financial goals, the executive could earn up to 200% of his target award.

Once the financial goals have been reviewed and measured, the Committee has the authority to exercise its discretion in evaluating both our performance as well as that of the individual executive. This discretionary judgment may result in an increase or decrease of as much as 25% of the earned award based upon the attainment of the financial goals noted above. For example, assuming that the measurement of our performance resulted in the determination of the executive’s earned award to be $200,000, the Committee has the authority to adjust the award by as much as 25% less (making the final award $150,000) to 25% more (making the final award $250,000). In exercising this discretionary judgment, the Committee considers such relevant performance factors as growth, attainment of strategic objectives, acquisitions and divestitures, safety and environmental compliance, and other considerations. In evaluating an individual executive’s performance, the Committee considers such factors as teamwork, leadership, individual accomplishments and initiative.

Company Financial Goals

In 2006, our annual incentive plan resulted in performance goals being established in three principal financial areas. For each of these financial goals, the Committee established a target level of performance for which 100% of the incentive opportunity would be paid, a threshold level of performance below which no incentive would be paid, and a maximum level of performance for which 200% of target incentive would be paid. The three financial goals for 2006 and the relative weighting of each goal were established as follows:

•

Valero L.P.’s earnings per unit (EPU) compared to the target, threshold, and maximum performance levels, as established and approved by the Committee at the start of the plan year (goal is weighted 40%);

•

Valero L.P.’s total unitholder return (TUR) expressed as the total return to unitholders based upon the growth in the unit price as well as cash distributions to unitholders during the plan year either (a) our TUR compared to a peer group of companies or (b) as compared to a target, threshold, and maximum TUR established and approved by the Committee at the start of the plan year (goal is weighted 20%); and

•

Valero L.P.’s distributable cash flow (DCF) compared to the target, threshold, and maximum performance levels, as established and approved by the Committee at the start of the plan year (goal is weighted 40%).

Determination of Awards

For the 2006 annual incentive program, the Committee evaluated Valero L.P.’s performance against each of the three financial goals to determine the amount of incentive award earned. The summation of the three performance scores resulted in an overall performance score for each named executive officer equal to 103% of the target award amount.

Upon reviewing the 103% performance score, the Committee exercised its discretionary judgment regarding the plan and elected to provide a 25% positive adjustment to each named executive officer’s annual award. This resulted in each named executive officer receiving an annual incentive award equal to 128% of his or her target award (103% performance score increased by an upward adjustment of 25% yielding a final performance result of 128%). In making the 25% positive adjustment, the Committee considered a number of Company achievements in 2006 that influenced their decision, including the fact that we successfully integrated acquisitions into our operations, made significant progress in separating from Valero Energy improved our safety record, completed projects at our properties abroad and domestically and increased the cash distributions to unitholders.

Long-term Incentive Awards

We provide unit-based, long-term compensation for executives through our Second Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), which was approved by our unitholders on September 18, 2006. In previous years, we have provided such compensation under the Valero GP, LLC Amended and Restated 2002 Unit Option Plan and the Valero GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan. The 2000 LTIP provides for awards of unit options, restricted units and performance units. Performance units vest (become nonforfeitable) upon the achievement of an objective performance goal, as well as grants of restricted unit and unit options, each of which vest over a period determined by the Compensation Committee.

Under the design of the long-term incentive plan, each named executive officer, as well as other plan participants, are designated a target long-term incentive award expressed as a percentage of base salary. This percentage is the annualized present value of the expected fair value of the awards to be granted in aggregate each year. For the named executive officers, the 2006 target long-term incentive percentages are established as follows.

Name	Long-Term Incentive Target %
Anastasio	125%
Blank	80%
Bluntzer	80%
Barron	50%
Morgan	50%

As with the annual incentive plan, each named executive officer has a target dollar value of long-term incentive opportunity developed each year. These target levels are based upon competitive survey data provided by the Committee’s independent compensation consultant. The target levels, by individual position, are then allocated in the following manner:

•

30% of the targeted long-term incentive dollar value is awarded to the executive in a grant of performance units. The number of performance units granted is based upon the expected fair value of a single performance unit at the time of grant;

•

35% of the targeted long-term incentive dollar value is awarded to the executive in a grant of unit options. The number of unit options granted is based upon the Black-Scholes estimated value of a Valero GP unit option on the date of grant; and

•

35% of the targeted long-term incentive dollar value is awarded to the executive in the form of restricted units. The number of restricted units granted is based upon the expected fair value of a single performance unit at the time of grant.

The allocation of awards described above is based upon our strategic decision to award the long-term components in approximate one-third increments to provide an appropriate balance of long-term incentive opportunity.

The Committee reviews and approves all grant levels for the named executive officers as well as all other participants in the program. The CEO develops individual grant recommendations based upon the methodology described above, but both the CEO and the Committee may make adjustments to the recommended grant levels based upon an assessment of an individual’s performance and contributions to Valero L.P. The grant level for the CEO is decided solely by the Committee following the methodology described above, and the Committee may make discretionary adjustments to the calculated level of long-term incentives to grant based upon its independent evaluation of the CEO’s performance and contributions.

Unit Options/Restricted Units

In 2006, unit options comprised approximately 35% of each executive’s total long-term incentive target, and restricted units comprised an additional 35% of each executive’s total long-term incentive target. The Compensation Committee presently expects to grant options and restricted units annually.

Options awarded in 2005 and 2006 have seven-year terms, and options awarded in prior years generally have ten-year terms. Awards of restricted units and unit options vest in equal installments over a period of five years, beginning on the first anniversary of the date of grant (awards in January 2003 and prior vested over three years). Grants and vesting of unit options and restricted units are not contingent upon achievement of any specified performance targets. However, because the exercise price of options cannot be less than 100% of the fair market value of Valero L.P. common units on the date of grant, options will provide a benefit to the executive only to the extent that there is appreciation in the market price of Valero L.P. common units. Options and restricted units are subject to forfeiture if an executive terminates employment prior to vesting.

The exercise price for unit options is the close price of Valero L.P. common units on the grant date. The grant date of the restricted unit and unit option awards, until 2006, was the date on which options were approved by the Compensation Committee (except for grants to new hires, which have a grant date of the date on which the new employee commences employment). In 2006, the Compensation Committee approved grants prior to our third quarter earnings release, with a grant date three days after that earnings release. The close price of the Valero L.P. common units on the date of the meeting of the Compensation Committee on October 25, 2006 was $52.92; the close price on November 2, 2006, the date of grant, was $55.92.

Performance Units

In 2006, performance units comprised approximately 30% of each of our named executive officers’ total long-term incentive targets. 2006 was the first year the Compensation Committee awarded performance units, and for our current program, the Compensation Committee expects to award performance units annually. Performance units are earned only upon Valero L.P.’s achievement of an objective performance measure, TUR, as compared with our peer group. The Compensation Committee believes this type of incentive award strengthens the tie between the named executive’s pay and our financial performance.

Each award is subject to vesting in three annual increments, based upon our TUR during rolling three-year periods that end on December 31 of each year following the date of grant. At the end of each performance period, our TUR is compared to the Compensation Peer Group and ranked by quartile. Executives then earn 0%, 50%, 100% or 150% of that portion of the initial grant amount that is vesting, depending upon whether our TUR is in the last, 3rd, 2nd or 1st quartile, respectively, and they earn 200% if we rank highest in the group. Amounts not earned in a given performance period can be carried forward for one additional performance period and up to 100% of the carried amount can still be earned, depending upon the quartile achieved for that subsequent period. For the performance period ended December 31, 2006, our performance ranked sixth in the group, placing Valero L.P. in the second quartile of the group and resulting in vesting of eligible units at the 100% level.

In January 2007, we adopted the following policy for grant dates of incentive grants to officers and directors:

Grant Type	Grant Date
Directors’ annual restricted unit grants	Three business days after Valero L.P.’s 3rd quarter earnings release
Employee/Officer unit option and restricted unit grants	Three business days after Valero L.P.’s 3rd quarter earnings release
Officer performance unit grants	Three business days after Valero L.P.’s 4th quarter earnings release

Perquisites and Other Benefits

Perquisites

In 2006, we provided only minimal perquisites to our executive officers. Mr. Anastasio receives reimbursement for club membership dues. Mr. Anastasio, Mr. Blank and Mr. Bluntzer receive federal income tax preparation services. Executives are eligible to receive liability insurance (personal liability insurance and coverage under Valero L.P.’s directors and officers liability insurance policies). In 2006, Mr. Anastasio and Mr. Blank received residential alarm monitoring, which was discontinued in 2007. For more information on perquisites, see the Summary Compensation Table and its footnotes.

Other Benefits

Our named executive officers are eligible for the same benefit plans provided to other employees, including insurance plans and supplemental plans chosen and paid for by employees who wish additional coverage.

Executive officers and other employees whose compensation exceeds certain limits are eligible to participate in non-qualified excess benefit programs whereby those executives can choose to make larger contributions than allowed under the qualified plan rules and receive correspondingly higher benefits. These plans are described below under “–Post-Employment Benefits.”

Post-Employment Benefits

Pension Plans

For a discussion of our pension plans, including the Excess Pension Plan and the Supplemental Executive Retirement Plan, please see narrative description accompanying the Pension Benefits table below in this item.

Nonqualified Deferred Compensation Plans

Excess Thrift Plan

The Excess Thrift Plan provides benefits to those employees of Valero GP, LLC whose annual additions under the Valero GP, LLC Thrift Plan are subject to the limitations on such annual additions as provided under §415 of the Internal Revenue Code of 1986, as amended (the Code), and/or who are constrained from making maximum contributions under the Thrift Plan by §401(a)(17) of the Code, which limits the amount of an employee’s annual compensation which may be taken into account under that plan. The Excess Thrift Plan is comprised of two separate components, consisting of (1) an “excess benefit plan” as defined under §3(36) of The Employee Retirement Income Security Act of 1974, as amended (ERISA) and (2) a plan that is unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. Each component of the Excess Thrift Plan consists of a separate plan for purposes of Title I of ERISA. Mr. Anastasio, Mr. Blank and Ms. Morgan participated in the Excess Thrift Plan in 2006.

Frozen Nonqualified 401(k) Plan

Effective July 1, 2006, we established the Valero GP, LLC Frozen Nonqualified 401(k) Plan for Former Employees of Ultramar Diamond Shamrock Corporation (the Frozen Plan). The Frozen Plan assumes and continues the frozen Ultramar Diamond Shamrock Corporation Nonqualified 401(k) Plan (the UDS Plan) with respect to the current Valero GP, LLC employees who had accrued benefits under the UDS Plan. No additional benefits accrue under the Frozen Plan, and we make no contributions to the Frozen Plan.

Severance Arrangements

We have entered into change of control agreements with each of the named executive officers. These agreements are intended to assure the continued availability of these executives in the event of certain transactions culminating in a “change of control” as defined in the agreements. The change of control employment agreements have three-year terms, which terms are automatically extended for one year upon each anniversary unless a notice not to extend is given by us. If a “change of control” (as defined in the agreements) occurs during the term of an agreement, then the agreement becomes operative for a fixed three-year period. The agreements provide generally that the executive’s terms and conditions of employment (including position, location, compensation and benefits) will not be adversely changed during the three-year period after a change of control of us. The agreements also provide that upon a change of control:

•	all unit options held by the executive will vest and remain exercisable for the shorter of five years from the date of termination or the remainder of the original option term;

•	the restrictions and deferral limitations applicable to any restricted unit awards held by the executive will lapse, and such restricted unit awards shall become fully vested; and

•	all performance unit awards held by the executive will fully vest and be earned and payable based on the deemed achievement of performance at 200% of target level.

Particular payments under the agreements are triggered commensurate with the occurrence of any of the following: (i) termination of employment by the company other than for “cause” (as defined in the agreements) or disability, (ii) termination by the executive for “good reason” (as defined in the agreements), (iii) termination by the executive other than for “good reason,” and (iv) termination of employment because of death or disability. These triggers were designed to ensure the continued availability of the executives following a change of control, and to compensate the executives at appropriate levels if their employment is unfairly or prematurely terminated during the applicable term following a change of control. For more information regarding payment that may be made under our severance arrangements, see our disclosures below under the caption “Potential Payments upon Termination or Change-in-Control Payments.”

Impact of Accounting and Tax Treatments

Accounting Treatment

Our financial statements include the expense for awards of Valero L.P. unit options and restricted units to Valero GP, LLC employees and directors, as we are obligated to pay for all costs of Valero GP, LLC’s employees working on our behalf. Because Valero GP, LLC has granted equity-based awards of Valero L.P. common units to Valero GP, LLC’s employees, we do not account for those awards in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Instead, we account for those awards in accordance with Emerging Issues Task Force Issue No. 02-08, “Accounting for Options Granted to Employees in Unrestricted, Publicly Traded Shares of an Unrelated Entity” (EITF 02-08). EITF 02-08 requires a company that grants its employees equity of an unrelated entity to account for such awards as a derivative, whereby a liability for the award is recorded at inception. Subsequent changes in the fair value of the award are included in the determination of net income.

Each month, Valero GP, LLC determines the fair value of its liability for awards of Valero L.P. unit options and restricted units. The fair value of unit options is determined using the Black-Scholes model at each reporting date. The fair value of restricted units equals the market price of Valero L.P. common units at each reporting date. We record compensation expense each reporting period such that the cumulative compensation expense recorded equals the current fair value, considering the percentage of the award that has vested to date. We record compensation expense related to unit options until such options are exercised, and we record compensation expense for restricted units until the date of vesting.

Tax Treatment

Under Section 162(m) of the Internal Revenue Code, publicly held corporations may not take a tax deduction for compensation in excess of $1 million paid to the CEO or the other four most highly compensated executive officers unless that compensation meets the Internal Revenue Code’s definition of “performance-based” compensation. Section 162(m) allows a deduction for compensation to a specified executive that exceeds $1 million only if it is paid (i) solely upon attainment of one or more performance goals, (ii) pursuant to a qualifying performance-based compensation plan adopted by the Committee, and (iii) the material terms, including the performance goals, of such plan are approved by the unitholders before payment of the compensation. The Compensation Committee considers deductibility under Section 162(m) with respect to compensation arrangements for executive officers. The Compensation Committee believes that it is in the best interest of Valero L.P. for the committee to retain its flexibility and discretion to make compensation awards to foster achievement of performance goals established by the committee (which may include performance goals defined in the Internal Revenue Code) and other corporate goals the Committee deems important to

Valero L.P.’s success, such as encouraging employee retention, rewarding achievement of nonquantifiable goals and achieving progress with specific projects. Valero L.P. believes that unit options and performance unit grants qualify as performance-based compensation and are not subject to any deductibility limitations under Section 162(m). Grants of restricted units and other equity-based awards that are not subject to specific quantitative performance measures will likely not qualify as “performance-based” compensation and, in such event, would be subject to 162(m) deduction restrictions.

Compensation-Related Policies

Unit Ownership Guidelines

Our Board, the Compensation Committee and our executives recognize that ownership of Valero L.P. common units is an effective means by which to align the interests of Valero GP, LLC directors and executives with those of Valero L.P.’s unitholders. We have long emphasized and reinforced the importance of unit ownership among our executives and directors.

During 2006, the Compensation Committee worked with its independent compensation consultant to formalize unit ownership and retention guidelines for directors and for Valero GP, LLC officers to ensure continuation of our successful track record in aligning the interests of Valero GP, LLC directors and officers with those of Valero L.P.’s unitholders through ownership of Valero L.P. common units. The guidelines were approved by the Committee and the Board in March 2006. In February 2007, in view of the public offerings of Valero GP Holdings, LLC in 2006, the Compensation Committee amended the guidelines to include ownership of either Valero GP Holdings, LLC common units or Valero L.P. common units.

Non-employee Director Unit Ownership Guidelines

Non-employee Directors are expected to acquire and hold during their service as a Valero GP, LLC board member Valero L.P. common units and/or Valero GP Holdings, LLC common units with an aggregate value of at least $50,000. Directors have five years from their initial election to the Board to meet the target unit ownership guidelines, and they are expected to continuously own sufficient units to meet the guidelines once attained.

Executive Unit Ownership Guidelines

Unit ownership guidelines for officers of Valero GP, LLC are as follows:

Officer	Value of Valero L.P. Common Units and/or Valero GP Holdings, LLC Common Units Owned
President	3.0x Base Salary

Senior Vice Presidents	2.0x Base Salary

Vice Presidents	1.0x Base Salary

Our officers are expected to meet the applicable guideline within five years and are expected to continuously own sufficient units to meet the guideline once attained.

Prohibition on Insider Trading and Speculation on Valero L.P. Units

We have established policies prohibiting our officers, directors and employees from purchasing or selling Valero L.P. securities while in possession of material, nonpublic information, or otherwise using such information for their personal benefit or in any manner that would violate applicable laws and regulations. In addition, our policies prohibit our officers, directors and employees from speculating in the our units, which includes short selling (profiting if the market price of our units decreases), buying or selling publicly traded options (including writing covered calls), hedging or any other type of derivative arrangement that has a similar economic effect.

EXECUTIVE COMPENSATION

The tables listed below, which appear in the following sections of this report, provide information required by the SEC regarding the compensation we paid for the year ended December 31, 2006 to our President & CEO, Chief Financial Officer and our other most highly compensated executive officers (our “named executive officers” or “NEOs”). Except as noted below, we have used captions and heading in these tables in accordance with the SEC regulations requiring these disclosures. The footnotes to these tables provide important information to explain the values presented in the tables and are an important part of our disclosures related to our executive compensation for the year ended December 31, 2006.

•	Summary Compensation Table*

•	Grants of Plan-Based Awards*

•	Outstanding Equity Awards

•	Options Exercises and Stock Vested

•	Pension Benefits

•	Nonqualified Deferred Compensation

•	Payments Under Change of Control Severance Agreements**

•	Director Compensation

*	We are required to provide narrative disclosure of any material factors necessary to an understanding of the information disclosed in these two tables; we believe that this disclosure is provided in the footnotes to these tables and in the Compensation Disclosure and Analysis above in this item.
**	SEC regulations require disclosure of potential payments to an executive in connection with his or her termination or a change of control of Valero L.P. We have elected to use the table listed above to disclose certain elements of the required disclosure.

SUMMARY COMPENSATION TABLE

FOR FISCAL YEAR ENDED DECEMBER 31, 2006

The following table provides a summary of compensation paid for the year ended December 31, 2006, to Valero GP, LLC’s CEO, Chief Financial Officer and to its other most highly compensated executive officers. The table shows amounts earned by such persons for services rendered to Valero GP, LLC in all capacities in which they served.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Unit Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Curtis V. Anastasio President and CEO	2006	385,000	322,560	165,754	250,737	0	338,020	35,481	1,497,912

Steven A. Blank Senior Vice President, Chief Financial Officer and Treasurer	2006	299,900	195,712	91,387	96,103	0	303,953	21,670	1,008,725

James R. Bluntzer Senior Vice President- Operations	2006	231,000	154,800	57,153	48,107	0	212,397	19,683	723,020

Bradley C. Barron Vice President, General Counsel and Corporate Secretary	2006	178,196	102,400	19,601	6,474	0	24,511	18,258	349,363

Mary F. Morgan Vice President- Marketing and Business Development	2006	265,971	140,032	84,827	8,223	0	44,719	18,780	562,552

Footnotes appear on the following page.

(1)	Bonus amounts reported were paid in January 2007 with respect to 2006 performance. Bonuses were paid according to the individual executive’s targets and Valero L.P.’s 2006 performance, as described above under “Compensation Disclosure & Analysis- Annual Incentive Bonus.”
(2)	Represents the dollar amounts recognized by Valero L.P. for financial statement reporting purposes for the fiscal year ended December 31, 2006. The amounts relate to our restricted units and performance units. Please see “Compensation Discussion and Analysis- Impact of Accounting and Tax Treatment- Accounting Treatment” above in this item for more information.
(3)	Represents the dollar amounts recognized by Valero L.P. for financial statement purposes for the fiscal year ended December 31, 2006. Please see “Compensation Discussion and Analysis- Impact of Accounting and Tax Treatment- Accounting Treatment” above in this item for more information.
(4)	For each of the NEOs, the following table identifies the separate amounts attributable to (A) the aggregate change in the actuarial present value of the NEO’s accumulated benefit under both Valero Energy’s and Valero GP, LLC’s defined benefit and actuarial pension plans, including supplemental plans (but excluding tax-qualified defined contribution plans and nonqualified defined contribution plans), and (B) above-market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified. Amounts included in column (A) below include the aggregate change in both the Valero Energy plans (for the period of January 1 through June 30, 2006) and the Valero GP, LLC plans (for the period of July 1 through December 31, 2006).

Name	(A)	(B)	TOTAL
Anastasio	$338,020	$0	$338,020
Blank	303,953	0	303,953
Bluntzer	212,397	0	212,397
Barron	24,511	0	24,511
Morgan	44,719	0	44,719

(5)	The amounts reported in this column consist of the following for each officer:

Name	Club Dues	Company Contribution to Thrift Plan*	Company Contribution to Excess Thrift Plan*	Tax Preparation	Residential Alarm Monitoring (discontinued in 2007)	Personal Liability Insurance	Life Insurance Premiums	TOTAL
Anastasio	7,609	12,800	9,900	785	419	2,178	2,160	35,841
Blank	—	13,200	4,794	785	419	2,178	303	21,670
Bluntzer	—	13,200	660	—	—	2,178	3,624	19,683
Barron	—	10,992	—	—	—	2,178	226	18,258
Morgan	—	13,200	2,895	—	—	2,178	516	18,780

*	Amounts disclosed include amounts contributed on behalf of the officer by Valero Energy Corporation to the officer’s respective Valero Energy Corporation Thrift Plan account or Excess Thrift Plan account for the period of January 1 through June 30, 2006, and the amounts contributed on behalf of the officer by Valero GP, LLC to the officer’s respective Valero GP, LLC Thrift Plan account or Excess Thrift Plan account for the period from July 1 through December 31, 2006.

GRANTS OF PLAN-BASED AWARDS

FOR FISCAL YEAR ENDED DECEMBER 31, 2006

The following table provides further information regarding the grants of plan-based awards to the named executive officers reflected in the Summary Compensation Table.

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Un)	Grant Date Fair Value of Unit and Unit Option Awards ($)
Name	Grant Date		Date of approval by Comp Committee	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Anastasio	01/26/06	(1)	01/26/06	—	—	—	0	2,840	5,680	—	—	—	153,644	(4)
	11/02/06	(2)	10/25/06	—	—	—	—	—	—	—	11,000	55.92	42,488	(5)
	11/02/06	(3)	10/25/06	—	—	—	—	—	—	4,190	—	—	234,305	(6)
Blank	01/26/06	(1)	01/26/06				0	1,530	3,060	—	—	—	82,773	(4)
	11/02/06	(2)	10/25/06	—	—	—	—	—	—	—	5,125	55.92	19,796	(5)
	11/02/06	(3)	10/25/06	—	—	—	—	—	—	1,950	—	—	109,004	(6)
Bluntzer	01/26/06	(1)	01/26/06				0	1,140	2,280	—	—	—	61,674	(4)
	11/02/06	(2)	10/25/06	—	—	—	—	—	—	—	4,050	55.92	15,643	(5)
	11/02/06	(3)	10/25/06	—	—	—	—	—	—	1,550	—	—	86,676	(6)
Barron	01/26/06	(1)	01/26/06				0	540	1,080	—	—	—	29,214	(4)
	11/02/06	(2)	10/25/06	—	—	—	—	—	—	—	2,100	55.92	8,111	(5)
	11/02/06	(3)	10/25/06	—	—	—	—	—	—	800	—	—	44,736	(6)
Morgan	01/26/06	(1)	01/26/06				0	850	1,700	—	—	—	45,895	(4)
	11/02/06	(2)	10/25/06	—	—	—	—	—	—	—	2,875	55.92	11,105	(5)
	11/02/06	(3)	10/25/06	—	—	—	—	—	—	1,090	—	—	60,593	(6)

Footnotes:

(1)	Performance units were awarded by the Board on January 26, 2006. Each award is subject to vesting in three annual increments, based upon our TUR during rolling three-year periods that end on December 31 of each year following the date of grant. At the end of each performance period, our TUR is compared to the Compensation Peer Group and ranked by quartile. Executives then earn 0%, 50%, 100% or 150% of that portion of the initial grant amount that is vesting, depending upon whether our TUR is in the last, 3rd, 2nd or 1st quartile, respectively, and they earn 200% if we rank highest in the group. Amounts not earned in a given performance period can be carried forward for one additional performance period and up to 100% of the carried amount can still be earned, depending upon the quartile achieved for that subsequent period. For the performance period ended December 31, 2006, our performance ranked in the second quartile of the group and resulting in vesting of eligible units at the 100% level.
(2)

Options were approved by the Board, upon recommendation of the Compensation Committee, on October 25, 2006, and the grant dates for these options was set at that time for November 2, 2006, which was the date three days after Valero L.P.’s quarterly earning release. The Compensation Committee determined, and the Board agreed, that the period of three business days allowed the public market for Valero L.P.’s units time to digest the released information. The market price on October 25, 2006 was $52.92, and the market price on November 2, 2006 was $55.92. The options vest  1/5 annually over five years beginning on the first anniversary of the grant date, and they expire on the seventh anniversary of the grant date.

(3)

Restricted units were granted by the Board, upon recommendation of the Compensation Committee, on October 25, 2006. The restricted units vest  1/5 annually over five years beginning on the first anniversary of the grant date, which was November 2, 2006.

(4)	The grant date fair value for performance units was determined by multiplying the number of performance units that were granted by the NYSE closing unit price of our common units on the date of grant.
(5)	The grant date fair value for restricted units was determined by multiplying the number of restricted units that were granted by the NYSE closing unit price of our common units on the date of grant.
(6)	The grant date fair value for unit options was determined by multiplying the number of unit options that were granted by the calculated Black-Scholes value at the date of grant. The estimated values grant date fair value were calculated using an expected average option life of five years, a risk-free interest rate of 4.53%, an expected volatility of 15.38% and an expected cash distribution yield of 6.55%. The actual value of unit options could be zero; realization of any positive value depends upon the actual future performance of our common units and the continued employment of the unitholder. Accordingly, the values set forth in this table may not be achieved.

OUTSTANDING EQUITY AWARDS

AT DECEMBER 31, 2006

The following table provides further information regarding our named executive officers’ unexercised unit options, unvested restricted units and unvested performance units as of December 31, 2006. The value of restricted units reported below is equal to $55.77, the closing price on the New York Stock Exchange on December 29, 2006, the last trading day prior to year end.

	Option Awards						Unit Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)
Anastasio	14,000	(1)	0	—	38.22	03/22/2012	—		—	—	—
	10,000	(2)	0	—	36.30	09/23/2012	—		—	—	—
	7,080	(3)	4,720	—	45.35	10/29/2013	—		—	—	—
	3,850	(4)	5,775	—	56.51	10/28/2014	—		—	—	—
	2,690	(5)	10,760	—	57.51	10/27/2012	—		—	—	—
	0	(6)	11,000	—	55.92	11/02/2013	—		—	—	—
	—		—	—	—	—	10,240	(7)	571,085	—	—
	—		—	—	—	—	2,840	(8)	158,387	—	—
Blank	3,333	(1)	0	—	38.22	03/22/2012	—		—	—	—
	3,333	(2)	0	—	36.30	09/23/2012	—		—	—	—
	5,220	(3)	3,480	—	45.35	10/29/2013	—		—	—	—
	2,750	(4)	4,125	—	56.51	10/28/2014	—		—	—	—
	1,445	(5)	5,780	—	57.51	10/27/2012	—		—	—	—
	0	(6)	5,125		55.92	11/02/2013	—		—	—	—
	—		—	—	—	—	5,640	(9)	314,542	—	—
	—		—	—	—	—	1,530	(10)	85,328	—	—
Bluntzer	4,500	(1)	0	—	38.22	03/22/2012	—		—	—	—
	1,605	(3)	1,070	—	45.35	10/29/2013	—		—	—	—
	990	(4)	1,485	—	56.51	10/28/2014	—		—	—	—
	1,080	(5)	4,320	—	57.51	10/27/2012	—		—	—	—
	0	(6)	4,050	—	55.92	11/02/2013	—		—	—	—
	—		—	—	—	—	3,812	(11)	212,595	—	—
	—		—	—	—	—	1,140	(12)	63,578	—	—
Barron	640	(3)	640	—	45.35	10/29/2013	—		—	—	—
	790	(4)	1,185	—	56.51	10/28/2014	—		—	—	—
	0	(6)	2,100	—	55.92	11/02/2013	—		—	—	—
	—		—	—	—	—	1,190	(13)	66,366	—	—
	—		—	—	—	—	540	(14)	30,116	—	—
Morgan	880	(17)	3,520	—	60.25	07/01/2012	—		—	—	—
	810	(5)	3,240	—	57.51	10/27/2012	—		—	—	—
	0	(6)	2,875	—	55.92	11/02/2013	—		—	—	—
	—		—	—	—	—	3,770	(15)	210,253	—	—
	—		—	—	—	—	850	(16)	47,405	—	—

Footnotes on following page.

Footnotes:

(1)	Options granted March 22, 2002 vested in 1/3 increments over three years, beginning on the first anniversary of the date of grant.
(2)	Options granted September 23, 2002 vested in 1/3 increments over three years, beginning on the first anniversary of the date of grant.
(3)	Options granted October 29, 2003 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(4)	Options granted on October 28, 2004 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(5)	Options granted on October 27, 2005 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(6)	Options granted on November 2, 2006 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(7)

Mr. Anastasio’s restricted units consist of: 140 restricted units granted October 29, 2003; 2,310 restricted units granted October 28, 2004; 3,600 restricted units granted October 27, 2005 and 4,190 restricted units granted November 2, 2006. All of Mr. Anastasio’s restricted units vest in  1/5 increments over five years, beginning on the first anniversary of the date of grant.

(8)

Mr. Anastasio’s unvested performance units were granted January 26, 2006 and vest annually in  1/3 increments over three years beginning on the first anniversary of their grant date. The performance units are payable in Valero L.P.’s common units. Upon vesting, the performance units are converted into a number of Valero L.P. common units based on Valero L.P.’s TUR during rolling three-year periods that end of December 31 of each year following the date of grant. At the end of each performance period, Valero L.P.’s TUR is compared to its peer group and ranked by quartile. Holders of the performance units then earn 0%, 50%, 100% or 150% of that portion of the initial grant that is vesting, depending upon whether Valero L.P.’s TUR is in the last, third, second or first quartile, respectively; holders earn 200% if Valero L.P. is the highest ranking entity in the peer group. For the period ended December 31, 2006, Valero L.P.’s TUR was in the second quartile of it and its peers, and Mr. Anastasio received 100% of  1/3 of his initial grant, or 947 units.

(9)

Mr. Blank’s restricted units consist of: 104 restricted units granted October 29, 2003; 1,650 restricted units granted October 28, 2004; 1,936 restricted units granted October 27, 2005 and 1,950 restricted units granted November 2, 2006. All of Mr. Blank’s restricted units vest in  1/5 increments over five years, beginning on the first anniversary of the date of grant.

(10)

Mr. Blank’s unvested performance units were granted January 26, 2006 and vest in accordance with the description in Footnote (8) above. For the period ended December 31, 2006, Mr. Blank received 100% of  1/3 of his initial grant, or 510 units.

(11)

Mr. Bluntzer’s restricted units consist of: 220 restricted units granted October 29, 2003; 594 restricted units granted October 28, 2004; 1,448 restricted units granted October 27, 2005 and 1,550 restricted units granted November 2, 2006. All of Mr. Bluntzer’s restricted units vest in  1/5 increments over five years, beginning on the first anniversary of the date of grant.

(12)

Mr. Bluntzer’s unvested performance units were granted January 26, 2006 and vest in accordance with Footnote (8) above. For the period ended December 31, 2006, Mr. Bluntzer received 100% of  1/3 of his initial grant, or 380 units.

(13)

Mr. Barron’s restricted units consist of: 132 restricted units granted October 29, 2003; 258 restricted units granted October 28, 2004 and 800 restricted units granted November 2, 2006. All of Mr. Barron’s restricted units vest in  1/5 increments over five years, beginning on the first anniversary of the date of grant.

(14)

Mr. Barron’s unvested performance units were granted January 26, 2006 and vest in accordance with Footnote (8) above. For the period ended December 31, 2006, Mr. Barron received 100% of  1/3 of his initial grant, or 180 units.

(15)

Ms. Morgan’s restricted units consist of: 1,600 restricted units granted July 1, 2005; 1,080 restricted units granted October 27, 2005 and 1,090 restricted units granted November 2, 2006. All of Ms. Morgan’s restricted units vest in  1/5 increments over five years, beginning on the first anniversary of the date of grant.

(16)

Ms. Morgan’s unvested performance units were granted January 26, 2006 and vest in accordance with Footnote (8) above. For the period ended December 31, 2006, Ms. Morgan received 100% of  1/3 of her initial grant, or 284 units.

(17)	Options granted July 1, 2005 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

OPTION EXERCISES AND UNITS VESTED

IN YEAR ENDED DECEMBER 31, 2006

The following table provides further information regarding option exercises by our named executive officers, and the vesting of restricted units held by our named executive officers, during 2006. Since 2006 was the first year we granted performance units, no performance units vested in 2006.

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (#)		Value Realized on Vesting ($)(6)
Curtis V. Anastasio	—	—	3,740	(1)	200,040
Steven A. Blank	—	—	1,919	(2)	102,389
James R. Bluntzer	—	—	670	(3)	35,406
Bradley C. Barron	—	—	152	(4)	8,013
Mary F. Morgan	—	—	670	(5)	34,037

Footnotes:

(1)	Mr. Anastasio’s restricted units vested in 2006 as follows: 2,000 units on January 24, 2006; 900 units on October 27, 2006 and 840 units on October 30, 2006.
(2)	Mr. Blank’s restricted units vested in 2006 as follows: 833 units on January 24, 2006; 484 units on October 27, 2006 and 602 units on October 30, 2006.
(3)	Mr. Bluntzer’s restricted units vested in 2006 as follows: 362 units on October 27, 2006 and 308 units on October 30, 2006.
(4)	Mr. Barron’s restricted units vested in 2006 on October 30, 2006.
(5)	Ms. Morgan’s restricted units vested in 2006 as follows: 400 units on July 3, 2006 and 270 units on October 30, 2006.
(6)	The value realized on vesting was calculated by multiplying the closing price of Valero L.P. common units on the NYSE on the date of vesting by the number of restricted units vested. The closing prices of the applicable dates are as follows:

Vesting Date	Closing Price ($)
January 24, 2006	54.05
July 3, 2006	49.35
October 27, 2006	52.95
October 30, 2006	52.72

POST-EMPLOYMENT COMPENSATION

PENSION BENEFITS

FOR YEAR ENDED DECEMBER 31, 2006

The following table provides information regarding the accumulated benefits of our named executive officer under Valero GP, LLC’s and Valero Energy’s pension plans during the year ended December 31, 2006.

Name	Plan Name(1)	Number of Years Credited Service	Present Value of Accumulated Benefit($)(2)	Payments During Last Fiscal Year
Anastasio	Valero GP, LLC Pension Plan	0.5	11,035	0
	Valero Energy Pension Plan	18.0	397,260	0
	Valero GP, LLC Excess Pension Plan	—	22,167	0
	Valero GP, LLC Supplemental Executive Retirement Plan	18.5	1,095,664	0
Blank	Valero GP, LLC Pension Plan	0.5	12,000	0
	Valero Energy Pension Plan	26.0	623,016	0
	Excess Pension Plan	—	16,783	0
	Supplemental Executive Retirement Plan	26.5	1,089,191	0
Bluntzer	Valero GP, LLC Pension Plan	0.5	11,641	0
	Valero Energy Pension Plan	30.2	702,307	0
	Excess Pension Plan	30.7	270,248
	Supplemental Executive Retirement Plan	—	—	—
Barron	Valero GP, LLC Pension Plan	0.5	6,488	0
	Valero Energy Pension Plan	5.5	71,367	0
	Excess Pension Plan	6.0	11,542	0
	Supplemental Executive Retirement Plan	—	—	—
Morgan	Valero GP, LLC Pension Plan	0.5	13,952	0
	Valero Energy Pension Plan	1.0	27,906	0
	Excess Pension Plan	1.5	23,537	0
	Supplemental Executive Retirement Plan	—	—	—

Footnotes:

(1)	Eligible employees of Valero GP, LLC were covered by Valero Energy’s pension plan, excess pension plan and supplemental executive retirement plan until June 30, 2006 (as applicable). Please see Valero Energy’s annual report on Form 10-K for the year ended 2006 and Valero Energy’s 2007 proxy statement for a description of these plans. Valero GP, LLC established its own pension plan, excess pension plan and supplemental executive retirement plan effective on July 1, 2006. Under an agreement between the companies, Valero Energy will pay pension benefits to eligible Valero GP, LLC employees for their years of service with Valero under the Valero Energy pension plan, and the employee’s highest annual salary will be determined with regard to service with Valero GP, LLC after July 1, 2006 until the individual commencees benefit under the Valero Energy pension plan or terminates employment with Valero GP, LLC.
(2)	The present value of accumulated benefits as of December 31, 2006 was calculated using: (i) a 5.75% discount rate, the same discount rate used for FAS 87 calculations for financial reporting purposes; and (ii) the plan’s unreduced early retirement age (age 62 for the Valero GP, LLC Pension Plan). The present values shown reflect postretirement mortality, based on the FAS 87 assumption (the RP2000 Combined Healthy Mortality Table Projected by Scale AA to 2015), but do not include a factor for preretirement termination, mortality or disability.

We maintain a noncontributory defined benefit pension plan in which most of our employees are eligible to participate and under which contributions by individual participants are neither required nor permitted. We also maintain a noncontributory, non-qualified excess pension plan and a non-qualified supplemental executive retirement plan, or SERP, which provide supplemental pension benefits to certain highly compensated employees. The excess pension plan and the SERP provide eligible employees with additional retirement savings opportunities that cannot be achieved with tax-qualified plans due to Internal Revenue Code of 1986, as amended (the Code) limits on (1) annual compensation that can be taken into account under qualified plans or (2) annual benefits that can be provided under qualified plans. Employees who are eligible for the excess pension plans and the SERP may participate in one or the other, but not both plans.

Valero GP, LLC Pension Plan

The Valero GP, LLC Pension Plan (the Pension Plan) is a traditional defined benefit pension plan established as of July 1, 2006 and designed to provide retirement benefits to our eligible employees based upon a specific formula. The formula used to calculate a pension benefit under the plan takes into consideration final average salary and total years of credited service. Certain participants who were participants in the Valero Energy Corporation Pension Plan prior to becoming eligible for participation in the Pension Plan will receive credit for their service recognized under the Valero Energy Corporation Pension Plan for purposes of vesting and eligibility under this plan. For more information about the Valero Energy Corporation Pension Plan, please see Valero Energy’s annual report on Form 10-K for the year ended December 31, 2006 and its 2007 annual proxy statement. The Pension Plan is intended to be a qualified plan under, and subject to, relevant provisions of the Code and the Employee Retirement Income Security Act of 1974, as amended (ERISA).

The Pension Plan (supplemented, as necessary, by the excess pension plan or the SERP described below) provides a monthly pension at normal retirement equal to 1.6% of the eligible employee’s average monthly compensation (based upon the eligible employee’s earnings during the three consecutive calendar years during the last ten years of the eligible employee’s credited service, including service with our former parent, Valero Energy, affording the highest such average) times the eligible employee’s years of credited service. Pension benefits are not subject to any deduction for social security or other offset amounts.

Eligible employees are Valero GP, LLC employees, except for those employees who are nonresident aliens, who are citizens of the United States but being paid by a foreign affiliated employer (as defined in the plan), who are covered by a collective bargaining agreement (unless it expressly provides for the benefits provided under the plan, or who are not yet vested.

Valero GP, LLC Excess Pension Plan

The Valero GP, LLC Excess Pension Plan was established effective as of July 1, 2006 for the purpose of providing benefits to eligible employees of Valero GP, LLC whose pension benefits under the Valero GP, LLC Pension Plan and the Valero Energy Corporation Pension Plan, where applicable, are subject to limitations under the Code. The Excess Pension Plan is an excess benefit plan as contemplated under ERISA for those benefits provided in excess of Section 415 of the Code. Benefits provided as a result of other statutory limitations are limited to a select group of management or highly compensated employees. The Excess Pension Plan is not intended to constitute either a qualified plan under the Code or a funded plan subject to ERISA. For employees of Valero GP, LLC who were eligible to receive a benefit under the Valero Energy Corporation Excess Pension Plan (the Predecessor Excess Pension Plan) as of July 1, 2006, the Excess Pension Plan assumed the liabilities of the Predecessor Excess Pension Plan and will provide a single, nonqualified defined benefit to eligible employees for their pre-July 1, 2006 benefit accruals under the Predecessor Excess Pension Plan and their post-July 1, 2006 benefit accruals under this Excess Pension Plan.

An eligible employee’s monthly pension under the Excess Pension Plan will be equal to (i) 1.6% of the employee’s average monthly compensation multiplied by the employee’s years of service less (ii) the employee’s Pension Plan benefit. Mr. Barron, Mr. Bluntzer and Ms. Morgan participate in the Excess Pension Plan.

Valero GP, LLC Supplemental Executive Retirement Plan

The Valero GP, LLC SERP (the SERP) is established effective as of July 1, 2006 for the purpose of providing certain highly compensated, management personnel of Valero GP, LLC and its subsidiaries a supplement to the retirement benefit they may otherwise receive under the Pension Plan and the Valero Energy Corporation Pension Plan, where applicable. The SERP is not intended to constitute either a qualified plan under the Code or a funded plan subject to ERISA. For employees of Valero GP, LLC who were eligible to receive a benefit under the Valero Energy Corporation Supplemental Executive Retirement Plan (the “Prior SERP”) as of July 1, 2006, the SERP assumed the liabilities of the Prior SERP and shall provide a single, nonqualified defined benefit to eligible employees for their pre-July 1, 2006 benefit accruals under the Prior SERP and their post-July 1, 2006 benefit accruals under this SERP.

An eligible employee’s monthly pension under the SERP will be equal to:

(i)	1.6% of the employee’s average monthly compensation multiplied by the employee’s years of service; plus

(ii)	0.35% of the product of the employee’s years of service and the amount that the employee’s average monthly compensation exceeds the lesser of:

a.	1.25 multiplied by the employee’s monthly covered compensation and

b.	the monthly FICA amount; minus

(iii)	the employee’s Pension Plan benefit.

Mr. Anastasio and Mr. Blank participate in the SERP.

NONQUALIFIED DEFERRED COMPENSATION

FOR YEAR ENDED DECEMBER 31, 2006

The following table provides additional information regarding contributions by Valero GP, LLC and each of our named executive officers under our non-qualified defined contribution and other deferred compensation plans during the year ended December 31, 2006. The table also presents each named executive officer’s withdrawals, earnings and year-end balances in such plans. Please see the descriptions of our Excess Thrift Plan and the Frozen Nonqualified 401(k) Plan above in “Compensation Discussion and Analysis- Post-Employment Benefits.”

Name	Executive Contributions in 2006 ($)(1)	Registrant Contributions in 2006 ($)(2)	Aggregate Earnings in 2006 ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2006 ($)(4)
Anastasio	0	9,900	11,419	0	465,858
Blank	0	4,794	26,901	0	1,386,408
Bluntzer	0	660	0	0	758
Barron	0	0	1,922	0	14,215
Morgan	0	2,895	0	0	4,469

Footnotes:

(1)	The executives made no contributions to either our plans or Valero Energy’s plans in 2006.
(2)	Amounts reported include our contributions to our Excess Thrift Plan and Valero Energy’s contributions to the Valero Energy Corporation Excess Thrift Plan. No amounts were contributed to the executives’ respective accounts by the Valero Energy Deferred Compensation Plan for the period from January 1 through June 30, 2006. The executives were not eligible to participate in the Valero Energy Deferred Compensation Plan after June 30, 2006. For more information about the Valero Energy’s plans, please see Valero Energy’s annual report on Form 10-K and 2007 annual proxy statement.
(3)	Amounts include the earnings, if any, of the executives’ respective account in (as applicable) the Valero Energy Deferred Compensation Plan, the Valero Energy Excess Thrift Plan, our Excess Thrift Plan and our Frozen Nonqualified 401(k) Plan.
(4)	Amounts include the aggregate balance, if any, of the executives’ respective account in (as applicable) the Valero Energy Deferred Compensation Plan, the Valero Energy Excess Thrift Plan, our Excess Thrift Plan and our Frozen Nonqualified 401(k) Plan

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Each of our named executive officers has entered into a Change of Control Severance Agreement with Valero L.P. and Valero GP, LLC. These agreements are intended to assure the continued availability of these executives in the event of a “change of control” (described below). The agreements have three-year terms, which are automatically extended for one year upon each anniversary unless a notice of nonrenewal is given to the executive. When a change of control occurs, the agreement becomes operative for a fixed three-year period. The agreements provide generally that the executive’s terms and conditions of employment (including position, location, compensation and benefits) will not be adversely changed during the three-year period after a change of control. In addition, outstanding unit options held by the executive will automatically vest, restrictions applicable to outstanding restricted units held by the executive will lapse, and all unvested performance units held by the executive will fully vest and become payable at 200% of target. In addition to the payments and benefits accruing to the executives under the various circumstances described in the agreements, the executives are entitled to receive a payment in an amount sufficient to make the executive whole for any excise tax on excess parachute payments imposed under Section 4999 of the Internal Revenue Code of 1986, as amended if the amount of the payment exceeds the safe harbor limit by at least 110%. Each agreement subjects the executive to obligations of confidentiality, both during the term and after termination, for secret and confidential information relating to Valero L.P., Valero GP, LLC and their affiliates (as defined in the agreement) that the executive acquired during his or her employment.

For purposes of these agreements, a “change of control” means any of the following (subject to additional particulars as stated in the agreements):

•	the acquisition by an individual, entity or group of beneficial ownership of 40% of Valero GP Holdings, LLC’s voting interests;

•	the failure of Valero GP Holdings, LLC to control Valero GP, LLC, Valero L.P.’s general partner, Riverwalk Logistics, L.P., or all of the general partner interests of Valero L.P.;

•	Riverwalk Logistics, L.P. ceases to be Valero L.P.’s general partner or Riverwalk Logistics is no longer controlled by either Valero GP, LLC or one of its affiliates;

•	the acquisition of more than 50% of all voting interests of Valero L.P. then outstanding;

•	certain consolidations or mergers of Valero GP Holdings, LLC;

•	certain consolidations or mergers of Valero L.P.;

•	sale of all or substantially all of the assets of Valero GP Holdings, LLC to anyone other than its affiliates;

•	sale of all or substantially all of the assets of Valero L.P. to anyone other than its affiliates; or

•	change in the composition of the Valero GP Holdings, LLC board of directors so that fewer than a majority of those directors are “incumbent directors” as defined in the agreement.

In the agreements, “cause” is defined to mean, generally, the willful and continued failure of the executive to perform substantially the executive’s duties, or the willful engaging by the executive in illegal or gross misconduct that is materially and demonstrably injurious to the company. “Good reason” is defined to mean, generally:

•	a diminution in the executive’s position, authority, duties and responsibilities,

•	failure of Valero L.P. or Valero GP, LLC (or of their respective successors) to comply with the provisions of the agreement,

•	relocation of the executive or increased travel requirements, and

•	termination of the executive’s employment other than as permitted by the agreement.

The following table discloses the amounts payable to our named executive officers under the different circumstances relating to a change of control; however if the executive’s employment is terminated for “cause,” then the executive will not receive any benefits or compensation other than any accrued salary or vacation pay that remained unpaid through the date of termination, and, therefore, there is no presentation of termination for “cause” in the table below. Except as noted below, the table assumes that a change of control occurred on December 31, 2006, and that the executive’s employment was terminated on that date.

PAYMENTS UNDER CHANGE OF CONTROL SEVERANCE AGREEMENTS

Executive Benefits and Payments	Termination of Employment by the Company Other Than for “Cause” or Disability, or by the Executive for “Good Reason” (2)	Termination of Employment because of Death or Disability (3)	Termination by the Executive Other Than for “Good Reason” (4)	Continued Employment Following Change of Control (5)
Salary (1)				(5)
Anastasio	$1,260,000	$0	$0
Blank	611,600	$0	$0
Bluntzer	484,000	$0	$0
Barron	400,000	$0	$0
Morgan	547,000	$0	$0

Bonus (1)				(5)
Anastasio	$1,079,000	$359,700	$359,700
Blank	520,000	260,000	260,000
Bluntzer	330,000	165,000	165,000
Barron	204,800	102,400	102,400
Morgan	280,064	140,032	140,032

Pension, Excess Pension, and SERP Benefits				(5)
Anastasio	$494,531	$0	$0
Blank	216,951	$0	$0
Bluntzer	139,310	$0	$0
Barron	52,185	$0	$0
Morgan	145,641	$0	$0
		$0	$0

Contributions under Defined Contribution Plans				(5)
Anastasio	$166,320	$0	$0
Blank	73,392	$0	$0
Bluntzer	58,080	$0	$0
Barron	43,200	$0	$0
Morgan	59,076	$0	$0
		$0	$0

Health and Welfare Plan Benefits	(6)			(5)
Anastasio	$65,427	$0	$0
Blank	43,618	$0	$0
Bluntzer	32,304	$0	$0
Barron	28,006	$0	$0
Morgan	43,692	$0	$0
		$0	$0

Executive Benefits and Payments	Termination of Employment by the Company Other Than for “Cause” or Disability, or by the Executive for “Good Reason” (2)	Termination of Employment because of Death or Disability (3)	Termination by the Executive Other Than for “Good Reason” (4)	Continued Employment Following Change of Control (5)
Accelerated Vesting of Unit Options (7)
Anastasio	$49,182	$49,182	$49,182	$49,182
Blank	36,262	36,262	36,262	36,262
Bluntzer	11,149	11,149	11,149	11,149
Barron	6,669	6,669	6,669	6,669
Morgan	0	0	0	0

Accelerated Vesting of Restricted Units (8)
Anastasio	$571,085	$571,085	$571,085	$571,085
Blank	399,871	399,871	399,871	399,871
Bluntzer	212,595	212,595	212,595	212,595
Barron	66,366	66,366	66,366	66,366
Morgan	210,253	210,253	210,253	210,253

Accelerated Vesting of Performance Units (9)
Anastasio	$263,059	$263,059	$263,059	$263,059
Blank	142,213	142,213	142,213	142,213
Bluntzer	105,963	105,963	105,963	105,963
Barron	50,193	50,193	50,193	50,193
Morgan	78,971	78,971	78,971	78,971

280G Tax Gross-Up (10)
Anastasio	$0	0	0	0
Blank	0	0	0	0
Bluntzer	448,991	0	0	0
Barron	285,003	0	0	0
Morgan	0	0	0	0

Footnotes:

(1)	Per SEC regulations, for purposes of this analysis we assumed each executive’s compensation at the time of each triggering event to be as stated below. The listed salary is the executive’s actual annualized rate of pay as of December 31, 2006. The listed bonus amount represents the highest bonus earned by the executive in any of the fiscal years 2004, 2005 or 2006 (the three years prior to the assumed change of control:

name	annual salary	bonus
Curtis V. Anastasio	$420,000	$359,700
Steven A. Blank	305,800	260,000
James R. Bluntzer	242,000	165,000
Bradley C. Barron	200,000	102,400
Mary F. Morgan	273,500	140,032

(2)	Mr. Anastasio’s agreement provides that that if the company terminates his employment (other than for “cause,” death or “disability,” as defined in the agreement) or if he terminates his employment for “good reason,” as defined in the agreement, Mr. Anastasio is generally entitled to receive the following: (A) a lump sum cash payment equal to the sum of (i) accrued and unpaid compensation through the date of termination, including a pro-rata annual bonus (for this table, termination of employment was deemed to occur on the last day of the year; thus a full year’s bonus is shown for this element of compensation); (ii) three times the sum of Mr. Anastasio’s annual base salary plus Mr. Anastasio’s highest annual bonus from the past three years, (iii) the amount of the actuarial present value of the pension benefits (qualified and nonqualified) Mr. Anastasio would have received for an additional three years of service, and (iv) the equivalent of three years of employer contributions under Valero GP, LLC’s tax-qualified and supplemental defined contribution plans; and (B) continued welfare benefits for three years.

Other than for Mr. Anastasio, the agreements generally provide that if the company terminates the executive’s employment (other than for “cause,” death or “disability,” as defined in the agreement) or if the executive terminates his or her employment for “good reason,” as defined in the agreement, the executive is generally entitled to receive the following: (A) a lump sum cash payment equal to the sum of (i) accrued and unpaid compensation through the date of termination, including a pro-rata annual bonus (for this table, termination of employment was deemed to occur on the last day of the year; thus a full year’s bonus is shown for this element of compensation); (ii) two times the sum of the executive’s annual base salary plus the executive’s highest annual bonus from the past three years, (iii) the amount of the actuarial present value of the pension benefits (qualified and nonqualified) the executive would have received for an additional two years of service, and (iv) the equivalent of two years of employer contributions under Valero GP, LLC’s tax-qualified and supplemental defined contribution plans; and (B) continued welfare benefits for two years.

(3)	If the executive’s employment is terminated by reason of his death or disability, then his or her estate or beneficiaries will be entitled to receive a lump sum cash payment equal to any accrued and unpaid salary and vacation pay plus a bonus equal to the highest bonus earned by the executive in the prior three years (prorated to the date of termination). In this example, the termination of employment was deemed to occur on the last day of the year; thus a full year’s bonus is shown in the table. In addition, in the case of disability, the executive would be entitled to any disability and related benefits at least as favorable as those provided by Valero GP, LLC under its plans and programs during the 120-days prior to the executive’s termination of employment.

(4)	If the executive voluntarily terminates his employment other than for “good reason,” then he or she will be entitled to a lump sum cash payment equal to any accrued and unpaid salary and vacation pay plus a bonus equal to the highest bonus earned by the executive in the prior three years (prorated to the date of termination). In this example, the termination of employment was deemed to occur on the last day of the year; thus a full year’s bonus is shown in the table.

(5)	The agreements provide for a three-year term of employment following a change of control. The agreements generally provide that the executive will continue to enjoy compensation and benefits on terms at least as favorable as in effect prior to the change of control. In addition, all outstanding equity incentive awards will automatically vest on the date of the change of control.

(6)	The executive is entitled to coverage under the welfare benefit plans (e.g., health, dental, etc.) for two years following the date of termination (three years for Mr. Anastasio).

(7)	The amounts stated in the table represent the gross value of previously unvested unit derived by multiplying (x) the difference between the closing price of Valero L.P.’s common units on the NYSE on December 29, 2006 and the options’ exercise prices, times (y) the number of unit options.

(8)	The amounts stated in the table represent the gross value of previously unvested restricted units, derived by multiplying (x) the number of units whose restrictions lapsed because of the change of control, and (y) the closing price of Valero L.P.’s common units on the NYSE on December 29, 2006.

(9)	The amounts stated in the table represent the product of (x) the number of performance units whose vesting was accelerated because of the change of control, times (y) the closing price of Valero L.P.’s common units on the NYSE on December 29, 2006. Based upon 2006 performance, 100% of one-third of the performance units were awarded. For the remainder of the performance period, the 2007 and 2008 fiscal years, 200% of the performance units would be awarded because of the change of control assumed here.

(10)	If any payment or benefit is determined to be subject to an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, the executive is entitled to receive an additional payment to adjust for the incremental tax cost of the payment or benefit. However, if the value of all parachute payments exceeds the safe harbor threshold by less than 110%, the amounts payable to an executive will be reduced so as to not exceed the safe harbor. The reduction will eliminate any excise tax under Section 4999.

COMPENSATION OF DIRECTORS

DIRECTOR COMPENSATION (2006)

The following table provides a summary of compensation paid for the year ended December 31, 2006, to the Board. The table shows amounts earned by such persons for services rendered to Valero GP, LLC in all capacities in which they served.

Name and Principal Position	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William E. Greehey	85,044	32,165	—	—	—	—	117,209
Curtis V. Anastasio	(2)	(2)	(2)	(2)	(2)	(2)	(2)
J. Dan Bates	34,577	29,670	—	—	—	—	64,247
Dan J. Hill	76,368	37,664	—	—	—	—	114,052
Stan L. McLelland	50,133	27,973	—	—	—	—	78,106
Rodman D. Patton	68,078	27,843	—	—	—	—	95,921

(1)	In addition to the fees paid according to the non-employee director compensation described below, the amounts disclosed in this column include reimbursement for expenses for transportation to and from Board meetings and lodging while attending meetings.
(2)	Mr. Anastasio is not compensated for his service as a director of Valero GP, LLC. His compensation for his services as President and CEO are included above in the Summary Compensation Table.
(3)	Represents the dollar amounts recognized by Valero L.P. for financial statement reporting purposes for the fiscal year ended December 31, 2006. Please see “Compensation Discussion and Analysis—Impact of Accounting and Tax Treatment—Accounting Treatment” above in this item for more information. As of December 31, 2006, each director holds the following aggregate number of restricted unit and option awards:

Name	Aggregate # of Restricted Units	Aggregate # of Unit Options
William E. Greehey	521	—
Curtis V. Anastasio	*	*
J. Dan Bates	532	—
Dan J. Hill	811	—
Stan L. McLelland	626	—
Rodman D. Patton	618	—

*	Mr. Anastasio’s aggregate holdings are disclosed above in the Outstanding Equity Awards at December 31, 2006.

During 2006, non-employee directors received a retainer fee of $30,000 per year, plus $1,000 for each Board and committee meeting attended in person and $500 for each Board and committee meeting attended telephonically. Directors who serve as chairperson of a committee receive an additional $10,000 annually. Each director is also reimbursed for expenses of meeting attendance. Directors who are employees of Valero GP, LLC receive no compensation (other than reimbursement of expenses) for serving as directors. The Chairman of the Board receives an additional retainer fee of $30,000 per year. The Chairman of the Board receives no fees for attending committee meetings.

Mr. Greehey retired as CEO of Valero Energy Corporation on December 2005, and he continued to serve as Chairman of the Board of Valero Energy Corporation until January 2007. In 2006, Mr. Greehey received compensation and other benefits from Valero Energy Corporation as described in Valero Energy Corporation’s annual report on Form 10-K and proxy statement.

Valero GP, LLC supplements the compensation paid to non-employee directors with an annual grant of restricted units valued at $20,000 that vests in equal annual installments over a three-year period. We believe this annual grant of restricted units increases the non-employee directors’ identification with the interests of Valero L.P.’s unitholders through ownership of Valero L.P. common units. Upon a non-employee director’s initial election to the Board, the director will receive a grant of restricted units equal to the pro-rated amount of the annual grant of restricted units from the time of his or her election through the next annual grant of restricted units.

In the event of a “Change of Control” as defined in the 2000 LTIP, all unvested restricted units and unit options previously granted immediately become vested or exercisable. Each plan also contains anti-dilution provisions providing for an adjustment in the number of restricted units or unit options, respectively, that have been granted to prevent dilution of benefits in the event any change in the capital structure of Valero L.P. affects the Valero L.P. common units.

Compensation Committee

The Compensation Committee reviews and reports to the Board on matters related to compensation strategies, policies and programs, including certain personnel policies and policy controls, management development, management succession and benefit programs. The Compensation Committee also approves and administers Valero L.P.’s equity compensation plans and incentive bonus plan. The Board has adopted a written charter for the Compensation Committee. The members of the Compensation Committee are Dan J. Hill (Chairman), J. Dan Bates and Rodman D. Patton, none of whom is a current or former employee or officer of Valero GP, LLC. The Compensation Committee met five times in 2006.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks. None of Dan J. Hill, J. Dan Bates or Rodman D. Patton has served as an officer or employee of Valero GP, LLC. Furthermore, except for compensation arrangements disclosed in this annual report on Form 10-K, Valero L.P. has not participated in any contracts, loans, fees, awards or financial interests, direct or indirect, with any committee member, nor is Valero L.P. aware of any means, directly or indirectly, by which a committee member could receive a material benefit from Valero L.P.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth ownership of Valero L.P. common units and Valero GP Holdings, LLC common units by directors and executive officers of Valero GP, LLC as of January 1, 2007. Unless otherwise indicated in the notes to the table, each of the named persons and members of the group has sole voting and investment power with respect to the units shown:

Name of Beneficial Owner (a)	Units Beneficially Owned (b)(c)	Units under Exercisable Options (d)	Percentage of Outstanding Units (c)	Valero GP Holdings Units Beneficially Owned	Valero GP Holdings Units under Exercisable Options	Percentage of Outstanding Units (e)
William E. Greehey	97,006	0	*	5,155,962	0	12.13%
Curtis V. Anastasio	32,896	37,620	*	42,615	0	*
J. Dan Bates	532	0	*	1,000	0	*
Dan J. Hill	2,329	0	*	7,000	0	*
Stan McLelland	741	0	*	10,962	0	*
Rodman D. Patton	9,479	0	*	10,000	0	*
Steven A. Blank	20,194	16,081	*	37,000	0	*
James R. Bluntzer	5,192	8,175	*	6,000	0	*
Bradley C. Barron	1,968	1,430	*	3,800	0	*
Mary F. Morgan	7,428	1,690	*	500	0	*
Thomas R. Shoaf	1,666	565	*	2,000	0	*
All directors and executive officers as a group (11 persons)	179,431	65,561	0.52%	5,276,839	0	12.42%

*	Indicates that the percentage of beneficial ownership does not exceed 1% of the class.
(a)	The business address for all beneficial owners listed above is One Valero Way, San Antonio, Texas 78249.
(b)	As of January 1, 2007, 46,809,749 units were issued and outstanding. No executive officer or director owns any class of equity securities of Valero L.P. other than common units. The calculation for Percentage of Outstanding common units includes common units listed under the caption “Units Beneficially Owned.”
(c)	Includes restricted common units issued under Valero L.P.’s long-term incentive plans. Restricted common units granted under Valero GP, LLC’s long-term incentive plans may not be disposed of until vested. Does not include common units that could be acquired under options, which information is set forth in the next column.
(d)	Consisting of common units that may be acquired within 60 days of January 1, 2007 through the exercise of common unit options.
(e)	As of January 1, 2007, 42,500,000 Valero GP Holdings’ units were issued and outstanding. No executive officer or director owns any class of equity securities of Valero GP Holdings other than common units. The calculation for Percentage of Outstanding Units includes units listed under the caption “Valero GP Holdings Units Beneficially Owned.”

Except as otherwise indicated, the following table sets forth certain information as of January 1, 2007 with respect to each entity known to us to be the beneficial owner of more than 5% of our outstanding common units.

Name and Address of Beneficial Owner	Common Units	Percentage of Common Units (b)
Valero GP Holdings, LLC(a) One Valero Way San Antonio, Texas 78249	10,215,035	21.8%

(a)	Valero GP Holdings owns the common units through its wholly owned subsidiaries, Valero GP, LLC and Riverwalk Holdings, LLC. Valero GP Holdings units voting and investment power with these wholly owned subsidiaries with respect to the common units.
(b)	Assumes 46,809,749 common units outstanding.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about Valero GP, LLC’s equity compensation plans, which are described in further detail in Note 15 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”:

Plan categories	Number of Securities to be issued upon exercise of outstanding unit options, warrants and rights	Weighted-Average exercise price of outstanding unit options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity Compensation Plans approved by security holders	413,078	$53.34	1,023,616
Equity Compensation Plans not approved by security holders	594,163	$52.22	267,694	(a)

(a)	As of January 1, 2007, options to purchase 625 Valero L.P. common units remained available for grant under the 2002 Unit Option Plan. As of January 1, 2007, 267,069 units remained available for grant under the 2003 Employee Unit Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH MANAGEMENT AND OTHERS

In January 2007, our Board adopted a written related person transaction policy that codifies our prior practice. The policy requires that any transaction between Valero L.P. or Valero GP, LLC and: (i) any vice president, Section 16 officer or director, (ii) any 5% or greater unitholder of Valero L.P. or Valero GP Holdings, LLC, (iii) any immediate family member of any officer or director or (iv) any entity controlled by any of (i), (ii) or (iii) (or in which any of (i), (ii) or (iii) owns more than 5%) must be approved by the disinterested members of the Board. In addition, the policy requires that the officers and directors have an affirmative obligation to inform our Corporate Secretary of his or her immediate family members, as well as any entities he or she controls or owns more than 5%.

Please see “Executive Compensation, Potential Payments upon Termination or Change in Control” for a discussion of Valero L.P.’s Change of Control Agreements with the named executive officers.

On July 19, 2006, wholly owned subsidiaries of Valero Energy sold 17,250,000 Valero GP Holdings units representing limited liability company interests to the public at $22.00 per unit in an initial public offering (IPO). Valero GP Holdings owns the general partner of our general partner, as described below in “Rights of Valero GP Holdings, LLC.” Certain of our named executive officers and directors purchased units of Valero GP Holdings in a directed unit program in connection with the IPO in the amounts stated below at the price paid by the public per unit ($22.00):

Name	Number of Units (#)	Aggregate Purchase Amount ($)
Curtis V. Anastasio	17,400	382,800
Steven A. Blank	15,000	330,000
James R. Bluntzer	6,000	132,000
Bradley C. Barron	2,000	44,000
William E. Greehey	455,000	10,010,000
J. Dan Bates	1,000	22,000
Dan J. Hill	5,000	110,000
Stan L. McLelland	10,000	220,000
Rodman D. Patton	10,000	220,000

On December 22, 2006, simultaneously with the closing a secondary public offering by subsidiaries of Valero Energy of 20,550,000 Valero GP Holdings units at $21.62 per unit, the Valero Energy subsidiaries also sold an additional 4,700,000 unregistered units to Mr. Greehey at $21.62 per unit, for an aggregate purchase price paid by Mr. Greehey of $101,614,000.

As a result of the IPO, the secondary public offering and the sale to Mr. Greehey, Valero Energy’s indirect ownership interest in Valero GP Holdings was reduced to zero. For a description of the related person transactions between Valero Energy and us prior to this separation, please see Note 14 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information.

RIGHTS OF VALERO GP HOLDINGS, LLC

Due to its ownership of Valero GP, LLC and Riverwalk Holdings, LLC, Valero GP Holdings, LLC indirectly owns:

•	the 2% general partner interest in Valero L.P., through its indirect 100% ownership interest in Riverwalk Logistics, L.P.;

•

100% of the incentive distribution rights issued by us, which entitles Valero GP Holdings, LLC to receive increasing percentages of the cash we distribute, currently at the maximum percentage of 23%; and

•	10,215,035 Valero L.P. units representing a 21.8% limited partner interest in Valero L.P.

Our officers are also officers of Valero GP Holdings, LLC. Our Chairman, William E. Greehey, is also the Chairman of Valero GP Holdings, LLC. Valero GP Holdings, LLC appoints our directors. Our board is responsible for overseeing our role as the owner of the general partner of Valero L.P. Valero GP Holdings, LLC, as our owner, must also approve matters that have or would have reasonably expected to have a material effect on Valero GP Holdings, LLC’s interests as our owner.

Valero L.P.’s partnership agreement requires that Valero GP, LLC maintain a Conflicts Committee, composed entirely of independent directors, to review and resolve certain potential conflicts of interest between Riverwalk Logistics, L.P. and its affiliates, on one hand, and Valero L.P., on the other hand.

DIRECTOR INDEPENDENCE

Our business is managed under the direction of the Board of Valero GP, LLC, the general partner of Riverwalk Logistics, L.P., the general partner of Valero L.P. The Board conducts its business through meetings of the Board and its committees. During 2006, the Board held eight meetings. No member of the Board attended less than 75% of the meetings of the Board and committees of which he was a member.

The Board has standing Audit and Compensation committees. Each committee has a written charter. The committees of the Board and the number of meetings held by the committees in 2006 are described below.

Independent Directors

The Board has one member of management, Curtis V. Anastasio, President and CEO, and five non-management directors. The Board has determined that three of five of its non-management directors meet the independence requirements of the NYSE listing standards as set forth in the NYSE Listed Company Manual. As a limited partnership, Valero L.P. is not required to have a majority of independent directors. The independent directors are: J. Dan Bates, Dan J. Hill and Rodman D. Patton.

William E. Greehey, Chairman of the Board, retired as CEO of Valero Energy Corporation at the end of 2005. He remained Chairman of Valero Energy Corporation’s board of directors until January 2007. Valero Energy Corporation is a customer of Valero L.P., accounting for 23% of total revenues for the year ended December 31, 2006. Mr. Greehey also serves as the Chairman of the Valero GP Holdings, LLC board of directors.

Curtis V. Anastasio has been President of Valero GP, LLC since December 1999 and CEO since June 2000. As a member of management, Mr. Anastasio is not an independent director under the NYSE’s listing standards. Mr. Anastasio also serves as President and CEO of Valero GP Holdings, LLC.

Stan L. McLelland has been a member of the Board since October 2005. In July 2006, Mr. McLelland also became a member of the board of directors of Valero GP Holdings, LLC. Mr. McLelland stepped down from the Audit and Compensation Committees of Valero GP, LLC when he joined the Valero GP Holdings board of directors.

The Audit and Compensation committees of the Board are each composed entirely of directors who meet the independence requirements of the NYSE listing standards. Each member of the Audit Committee also meets the additional independence standards for Audit Committee members set forth in the regulations of the Securities and Exchange Commission (SEC).

Independence Determinations

Under the NYSE’s listing standards, no director qualifies as independent unless the Board affirmatively determines that the director has no material relationship with Valero L.P. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that, other than being a director of Valero GP, LLC and/or unitholder of Valero L.P., each of the independent directors named above has either no relationship with Valero L.P., either directly or as a partner, unitholder or officer of an organization that has a relationship with Valero L.P., or has only immaterial relationships with Valero L.P., and is therefore independent under the NYSE’s listing standards.

As provided for under the NYSE listing standards, the Board has adopted categorical standards or guidelines to assist the Board in making its independence determinations with respect to each director. Under the NYSE listing standards, immaterial relationships that fall within the guidelines are not required to be disclosed in this proxy statement.

A relationship falls within the guidelines adopted by the Board if it:

•	is not a relationship that would preclude a determination of independence under Section 303A.02(b) of the NYSE Listed Company Manual;

•

consists of charitable contributions by Valero GP, LLC to an organization where a director is an executive officer and does not exceed the greater of $1 million or 2% of the organization’s gross revenue in any of the last three years;

•

consists of charitable contributions to any organization with which a director, or any member of a director’s immediate family, is affiliated as an officer, director or trustee pursuant to a matching gift program of Valero GP, LLC and made on terms applicable to employees and directors; or is in amounts that do not exceed $250,000 per year; and

•	is not required to be, and it is not otherwise, disclosed in this annual report on Form 10-K.

Valero GP, LLC’s Corporate Governance Guidelines contain the director qualification standards, including the guidelines listed above, and are available on Valero L.P.’s internet website at http://www.valerolp.com (in the “Investor Relations” section).

Presiding Director/Meetings of Independent Directors

The Board has designated Mr. Patton to serve as the Presiding Director for meetings of the non-management Board members outside the presence of management.

Communications with the Board, Independent Directors or Presiding Director

Unitholders and other interested parties may communicate with the Board, the independent directors or the Presiding Director by sending a written communication in an envelope addressed to “Board of Directors,” “Non-Management Directors,” or “Presiding Director” in care of Valero GP, LLC’s Corporate Secretary at the address indicated on the cover page of this annual report on Form 10-K.

Availability of Governance Documents

Valero L.P. has posted its Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics of Senior Financial Officers, the Audit Committee Charter and other governance documents on Valero L.P.’s internet website at http://www.valerolp.com (in the “Investor Relations” section). Valero L.P.’s governance documents are available in print to any unitholder of record who makes a written request to Valero L.P. Requests must be directed to Valero GP, LLC’s Corporate Secretary at the address indicated on the cover page of this annual report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG FEES FOR FISCAL YEAR 2006

Audit Fees

The aggregate fees for fiscal year 2006 for professional services rendered by KPMG for the audit of the annual financial statements for the year ended December 31, 2006 included in this Form 10-K, review of Valero L.P.’s interim financial statements included in Valero L.P.’s 2006 Forms 10-Q, the audit of the effectiveness of Valero L.P.’s internal control over financial reporting as of December 31, 2006 and related services that are normally provided by the principal auditor (e.g., comfort letters and assistance with review of documents filed with the SEC) were $2,313,000.

Of the foregoing Audit Fees, the audit fees specifically related to the audit of Valero L.P.’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 were $1,135,000.

Audit-related Fees

The aggregate fees for the fiscal year 2006 for assurance and related services rendered by KPMG that are reasonably related to the performance of the audit or review of Valero L.P.’s financial statements and not reported in the preceding caption were $112,720. The fees related primarily to consultations for technical accounting issues and audit fees incurred for Kaneb benefit plans.

Tax Fees

The aggregate fees for the fiscal year 2006 for professional services rendered by KPMG for tax compliance, tax advice and tax planning were $0.

All Other Fees

The aggregate fees for the fiscal year 2006 for services rendered by KPMG, other than the services reported under the preceding captions, were $0.

KPMG FEES FOR FISCAL YEAR 2005

Audit Fees

The aggregate fees for fiscal year 2005 for professional services rendered by KPMG for the audit of the annual financial statements for the year ended December 31, 2005 included in this Form 10-K, review of Valero L.P.’s interim financial statements included in Valero L.P.’s 2005 Forms 10-Q, the audit of the effectiveness of Valero L.P.’s internal control over financial reporting as of December 31, 2005 and related services that are normally provided by the principal auditor (e.g., comfort letters and assistance with review of documents filed with the SEC) were $2,041,754.

Of the foregoing Audit Fees, the audit fees specifically related to the audit of Valero L.P.’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 were $450,000.

Audit-related Fees

The aggregate fees for the fiscal year 2005 for assurance and related services rendered by KPMG that are reasonably related to the performance of the audit or review of Valero L.P.’s financial statements and not reported in the preceding caption were $20,000. These fees related primarily to the audit of Kaneb benefit plans.

Tax Fees

The aggregate fees for the fiscal year 2005 for professional services rendered by KPMG for tax compliance, tax advice and tax planning were $0.

All Other Fees

The aggregate fees for the fiscal year 2005 for services rendered by KPMG, other than the services reported under the preceding captions, were $0.

AUDIT COMMITTEE PRE-APPROVAL POLICY

The audit committee has adopted a pre-approval policy to address the approval of services rendered to Valero L.P. by its independent auditors, which is filed herewith as Exhibit 99.01.

None of the services (described above) for 2005 or 2006 provided by KPMG were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following consolidated financial statements of Valero L.P. and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

Management’s Report on Internal Control over Financial Reporting
Reports of independent registered public accounting firm (KPMG LLP)
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Filed as part of this Form 10-K are the following:

Exhibit Number	Description	Incorporated by Reference to the Following Document
2.01	Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P., Riverwalk Logistics, L.P., Valero GP, LLC, VLI Sub A LLC and Kaneb Services LLC	Valero L.P.’s Current Report on Form 8-K filed November 4, 2004 (File No. 001-16417), Exhibit 99.1

2.02	Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P., Riverwalk Logistics, L.P., Valero GP, LLC, VLI Sub B LLC and Kaneb Pipe Line Partners, L.P. and Kaneb Pipe Line Company LLC	Valero L.P.’s Current Report on Form 8-K filed November 4, 2004 (File No. 001-16417), Exhibit 99.2

3.01	Certificate of Formation of UDS Logistics, LLC	Valero GP Holdings, LLC’s Registration Statement on Form S-1 filed on March 31, 2006 (File No. 333-132917), Exhibit 3.01

3.02	Certificate of Amendment to Certificate of Formation of UDS Logistics, LLC	Valero GP Holdings, LLC’s Registration Statement on Form S-1 filed on March 31, 2006 (File No. 333-132917), Exhibit 3.03

3.03	Amended and Restated Certificate of Limited Partnership of Valero L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.3

3.04	Third Amended and Restated Agreement of Limited Partnership of Valero L.P.	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 3.1

Exhibit Number	Description	Incorporated by Reference to the Following Document
3.05	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Valero L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2003 (File No. 001-16417), Exhibit 4.3

3.06	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of July 1, 2005	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.01

3.07	Certificate of Limited Partnership of Valero Logistics Operations, L.P.	Valero L.P.’s Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.4

3.08	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P.	Valero L.P.’s Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.5

3.09	Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.9

3.10	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.10

3.11	Certificate of Limited Partnership of Riverwalk Logistics, L.P.	Valero L.P.’s Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.7

3.12	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P.	Valero L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

3.13	Certificate of Formation of Valero GP, LLC	Valero L.P.’s Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.9

3.14	Certificate of Amendment to Certificate of Formation of Valero GP, LLC	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.14

3.15	First Amended and Restated LLC Agreement of Shamrock Logistics GP, LLC	Valero L.P.’s Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.10

3.16	First Amendment to First Amended and Restated Limited Liability Company Agreement of Valero GP, LLC	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.15

3.17	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P.	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

Exhibit Number	Description	Incorporated by Reference to the Following Document
4.01	Indenture, dated July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities	Valero L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.1

4.02	First Supplemental Indenture, dated as of July 15, 2002, to Indenture dated July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to 6 7/8% Senior Notes Due 2012	Valero L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.2

4.03	Second Supplemental Indenture, dated as of March 18, 2003, to Indenture dated July 15, 2002, as amended and supplemented by a First Supplemental Indenture thereto dated as of July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee (including, form of global note representing $250,000,000 6.05% Senior Notes due 2013)	Valero L.P.’s Current Report on Form 8-K filed May 9, 2003 (File No. 001-16417), Exhibit 4.1

4.04	Third Supplemental Indenture, dated as of July 1, 2005, to Indenture dated July 15, 2002, as amended and supplemented, among Valero Logistics Operations, L.P.; Valero L.P.; Kaneb Pipe Line Operating Partnership, L.P.; and The Bank of New York	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.02

4.05	Indenture, dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (Senior Debt Securities)	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.03

4.06	First Supplemental Indenture, dated as of February 21, 2002, to Indenture dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 7.750% Senior Unsecured Notes due 2012)	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.04

Exhibit Number	Description	Incorporated by Reference to the Following Document
4.07	Second Supplemental Indenture, dated as of August 9, 2002 and effective as of April 4, 2002, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P.; Statia Terminals Canada Partnership; and JPMorgan Chase Bank	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.05

4.08	Third Supplemental Indenture, dated and effective as of May 16, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P.; Statia Terminals Canada Partnership; and JPMorgan Chase Bank	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.06

4.09	Fourth Supplemental Indenture, dated and effective as of May 27, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 5.875% Senior Unsecured Notes due 2013)	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.07

4.10	Fifth Supplemental Indenture, dated and effective as of July 1, 2005, to Indenture dated as of February 21, 2002, as amended and supplemented, among Kaneb Pipe Line Operating Partnership, L.P.; Valero L.P.; Valero Logistics Operations, L.P.; and JPMorgan Chase Bank	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.08

4.11	Registration Rights Agreement, dated March 18, 2003, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and the initial purchasers of Valero Logistics Operations, L.P. 6.05% Senior Notes due 2013	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.10

10.01	5-Year Revolving Credit Agreement dated as of December 20, 2004 among Valero Logistics Operations, L.P., Valero L.P., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Suntrust Bank, as Syndication Agent, and Barclays Bank PLC, Mizuho Corporate Bank Ltd., and Royal Bank of Canada, as Co-Documentation Agents	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2004 (File No. 001-16417), Exhibit 10.02

10.02	First Amendment dated as of June 30, 2005 to 5-Year Revolving Credit Agreement, dated as of December 20, 2004, among Valero Logistics Operations, L.P., Valero L.P., JPMorgan Chase Bank and the Lenders party thereto	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 10.01

Exhibit Number	Description	Incorporated by Reference to the Following Document
10.03	Second Amendment dated as of May 15, 2006 to 5-Year Revolving Credit Agreement, dated as of December 20, 2004, among Valero Logistics Operations, L.P., Valero L.P., JPMorgan Chase Bank and the Lenders party thereto	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-16417), Exhibit 10.01

10.04	Third Amendment dated as of May 31, 2006 to 5-Year Revolving Credit Agreement, dated as of December 20, 2004, among Valero Logistics Operations, L.P., Valero L.P., JPMorgan Chase Bank and the Lenders party thereto	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-16417), Exhibit 10.02

10.05	Fourth Amendment dated as of November 30, 2006 to 5-Year Revolving Credit Agreement, dated as of December 20, 2004, among Valero Logistics Operations, L.P., Valero L.P., JPMorgan Chase Bank and the Lenders party thereto	Valero L.P.’s Current Report on Form 8-K filed on December 5, 2006 (File No. 001-16417), Exhibit 10.01

10.06	5-Year Term Credit Agreement, dated as of July 1, 2005, among Valero Logistics Operations, L.P., Valero L.P., JPMorgan Chase Bank and the Lenders party thereto	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 10.02

10.07	First Amendment dated as of May 15, 2006 to 5-Year Term Credit Agreement dated as of July 1, 2005, among Valero Logistics Operations, L.P., Valero L.P., JPMorgan Chase Bank and the Lenders party thereto	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-16417), Exhibit 10.03

10.08	Second Amendment dated as of May 31, 2006 to 5-Year Term Credit Agreement dated as of July 1, 2005, among Valero Logistics Operations, L.P., Valero L.P., JPMorgan Chase Bank and the Lenders party thereto	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-16417), Exhibit 10.04

10.09	Third Amendment dated as of November 30, 2006 to 5-Year Term Credit Agreement dated as of July 1, 2005, among Valero Logistics Operations, L.P., Valero L.P., JPMorgan Chase Bank and the Lenders party thereto	Valero L.P.’s Current Report on Form 8-K filed on December 5, 2006 (File No. 001-16417), Exhibit 10.02

+10.10	Valero GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2004 (File No. 001-16417), Exhibit 10.03

+10.11	Form of Unit Option Agreement under the Amended and Restated 2003 Employee Unit Incentive Plan	*

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.12	Valero GP, LLC Amended and Restated 2002 Unit Option Plan	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2004 (File No. 001-16417), Exhibit 10.04

+10.13	Valero GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	Valero L.P.’s Current Report on Form 8-K filed September 22, 2006 (File No. 001-16417), Exhibit 10.01

+10.14	Form of Restricted Unit Agreement under the Valero GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	Valero L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.03

+10.15	Form of Unit Option Award Agreement under the Valero GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	Valero L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.02

+10.16	Form of Performance Unit Agreement under the Valero GP, LLC Amended and Restated 2000 Long-Term Incentive Plan	Valero L.P.’s Current Report on Form 8-K filed January 26, 2006 (File No. 001-16417), Exhibit 10.02

+10.17	Form of Non-employee Director Agreement under the Valero GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	Valero L.P.’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-16417), Exhibit 10.10

+10.18	Valero GP, LLC Bonus Plan	*

+10.19	Change of Control Severance Agreement by and among Valero GP, LLC, Valero L.P. and Curtis V. Anastasio, dated November 6, 2006.	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.05

+10.20	Form of Change of Control Severance Agreement by and among Valero GP, LLC, Valero L.P. and each of the other executive officers of Valero GP, LLC	Valero L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.06

10.21	Pipelines and Terminals Usage Agreement by and among Ultramar Diamond Shamrock Corporation, Shamrock Logistics Operations, L.P., Shamrock Logistics, L.P., Riverwalk Logistics, L.P. and Shamrock Logistics GP, LLC, dated April 16, 2001	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 10.6

Exhibit Number	Description	Incorporated by Reference to the Following Document

10.22	Fourth Amended and Restated Services Agreement among Diamond Shamrock Refining and Marketing Company, Valero L.P., Valero Logistics Operations, L.P., Riverwalk Logistics, L.P. and Valero GP, LLC, effective as of December 22, 2006	Valero L.P.’s Current Report on Form 8-K filed December 22, 2006 (File No. 001-16417), Exhibit 10.01

10.23	Operating Agreement by and between Shamrock Logistics Operations, L.P. and Valero Pipeline Company, dated January 1, 2002	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 10.13

10.24	Contribution Agreement by and among Valero Refining Company–California, UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2002 (File No. 001-16417), Exhibit 10.13

10.25	Contribution Agreement by and among Valero Refining Company–Texas, L.P., UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2002 (File No. 001-16417), Exhibit 10.14

10.26	Contribution Agreement by and among Valero Pipeline Company, UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2002 (File No. 001-16417), Exhibit 10.15

10.27	Handling and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.1

10.28	Amendment Number One to the Handling and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., effective as of April 27, 2004	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2004 (File No. 001-16417), Exhibit 10.3

10.29	Throughput Commitment Agreement by and among Valero Marketing and Supply Company, Valero Logistics Operations, L.P. and Valero L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.4

Exhibit Number	Description	Incorporated by Reference to the Following Document

10.30	Terminalling Agreement (Edinburg) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.5

10.31	Terminalling Agreement (Houston Asphalt) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.6

10.32	Terminalling Agreement (Hobby Airport) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.7

10.33	Terminalling Agreement (Placedo) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.8

10.34	Terminalling Agreement (San Antonio East) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.9

10.35	Terminal Storage and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operation, L.P. effective as of January 15, 2004	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2004 (File No. 001-16417), Exhibit 10.2

10.36	Terminal Agreement (Corpus Christi Crude Terminal) between Valero Marketing Supply Company and Valero Logistics Operation, L.P. effective as of January 1, 2004	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2004 (File No. 001-16417), Exhibit 10.4

10.37	Terminal Services Agreement executed September 20, 2006, between Valero Logistics Operations, L.P. and Valero Marketing and Supply Company	Valero L.P.’s Current Report on Form 8-K filed October 3, 2006 (File No. 001-16417), Exhibit 10.01

10.38	Non-Compete Agreement between Valero GP Holdings, LLC, Valero L.P., Riverwalk Logistics, L.P. and Valero GP, LLC, effective as of July 19, 2006	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.03

Exhibit Number	Description	Incorporated by Reference to the Following Document
10.39	Administration Agreement between Valero GP Holdings, LLC and Valero GP, LLC, effective as of July 19, 2006	Valero L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.04

10.40	Valero GP, LLC Excess Pension Plan, effective July 1, 2006	Valero GP Holdings, LLC’s Quarterly Report on Form 10-Q for quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.10

10.41	Valero GP, LLC Excess Thrift Plan, effective July 1, 2006	Valero GP Holdings, LLC’s Quarterly Report on Form 10-Q for quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.11

10.42	Valero GP, LLC Supplemental Executive Retirement Plan, effective July 1, 2006	Valero GP Holdings, LLC’s Quarterly Report on Form 10-Q for quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.12

12.01	Statement of Computation of Ratio of Earnings to Fixed Charges	*

14.01	Code of Ethics for Senior Financial Officers	Valero L.P.’s Annual Report on Form 10-K for year ended December 31, 2003, Exhibit 14.1

21.01	List of subsidiaries of Valero L.P.	*

23.01	Consent of KPMG LLP, dated February 28, 2007	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)	*

32.01	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)	*

99.01	Audit Committee Pre-Approval Policy	*

99.02	Report of Independent Registered Public Accountants, Balance Sheet—December 31, 2007 and Notes to Balance Sheet— December 31, 2007 of Riverwalk Logistics, L.P.	*

*	Filed herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(c) of Form 10-K.

Copies of exhibits filed as a part of this Form 10-K may be obtained by unitholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct inquiries to Corporate Secretary, Valero L.P., P.O. Box 696000, San Antonio, Texas 78269-0600.

Disclosures Required by Section 303A.12 of the NYSE Listed Company Manual. Section 303A.12 of the NYSE Listed Company Manual requires the CEO of each listed company to certify to the NYSE each year that he or she is not aware of any violation by the listed company of any of the NYSE corporate governance listing standards. The CEO of Valero L.P. submitted the required certification without qualification to the NYSE as of March 20, 2006. In addition, the CEO certification and the chief financial officer’s certification required by Section 302 of the Sarbanes-Oxley Act of 2002 (the SOX 302 Certifications) with respect to Valero L.P.’s disclosures in its Form 10-K for the year ended December 31, 2005 were filed as Exhibit 31.01 to Valero L.P.’s Form 10-K for the year ended December 31, 2005. The SOX 302 Certifications with respect to Valero L.P.’s disclosures in its Form 10-K for the year ended December 31, 2006 are being filed as Exhibit 31.01 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERO L.P.
(Registrant)

By:	Riverwalk Logistics, L.P., its general partner
By: Valero GP, LLC, its general partner

By:	/s/ Curtis V. Anastasio
(Curtis V. Anastasio)
President and Chief Executive Officer
February 28, 2007

By:	/s/ Steven A. Blank
(Steven A. Blank)
Senior Vice President, Chief Financial Officer and Treasurer
February 28, 2007

By:	/s/ Thomas R. Shoaf
(Thomas R. Shoaf)
Vice President and Controller
February 28, 2007

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

Signature	Title	Date

/s/ William E. Greehey	Chairman of the Board	February 28, 2007
(William E. Greehey)

/s/ Curtis V. Anastasio	President, Chief Executive	February 28, 2007
(Curtis V. Anastasio)	Officer and Director (Principal Executive Officer)

/s/ Steven A. Blank	Senior Vice President,	February 28, 2007
(Steven A. Blank)	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Thomas R. Shoaf	Vice President and Controller	February 28, 2007
(Thomas R. Shoaf)	(Principal Accounting Officer)

/s/ J. Dan Bates	Director	February 28, 2007
(J. Dan Bates)

/s/ Dan J. Hill	Director	February 28, 2007
(Dan J. Hill)

/s/ Stan McLelland	Director	February 28, 2007
(Stan McLelland)

/s/ Rodman D. Patton	Director	February 28, 2007
(Rodman D. Patton)