Form 10-Q
period 2007-03-31
NuStar Energy L.P.
filed 2007-05-09
CIK 1110805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-16417

NUSTAR ENERGY L.P.

(Exact name of registrant as specified in its charter)

Delaware	74-2956831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2330 Loop 1604 West

San Antonio, Texas

(Address of principal executive offices)

78248

(Zip Code)

Telephone number: (210) 918-2000

(Registrant’s telephone number, including area code)

Valero L.P.

One Valero Way

San Antonio, Texas 78249

(Former name, former address and former fiscal year, if changed since last report)

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

The number of common units outstanding as of May 1, 2007 was 46,809,749.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,841	$68,838
Accounts receivable, net of allowance for doubtful accounts of $844 and $1,220 as of March 31, 2007 and December 31, 2006, respectively	96,787	105,976
Inventories	7,436	16,979
Other current assets	37,368	21,205

Total current assets	205,432	212,998

Property and equipment, at cost	2,725,056	2,694,358
Accumulated depreciation and amortization	(373,989)	(349,223)

Property and equipment, net	2,351,067	2,345,135
Intangible assets, net	53,244	53,532
Goodwill	788,339	774,441
Investment in joint ventures	75,688	74,077
Deferred tax asset	11,081	11,342
Deferred charges and other assets, net	22,283	22,683

Total assets	$3,507,134	$3,494,208

Liabilities and Partners’ Equity

Current liabilities:
Current portion of long-term debt	$614	$647
Payable to related party	6,074	2,315
Notes payable	4,895	—
Accounts payable	83,474	86,307
Accrued interest payable	10,646	17,528
Accrued liabilities	38,058	37,651
Taxes other than income taxes	10,106	10,219
Income taxes payable	907	2,068

Total current liabilities	154,774	156,735

Long-term debt, less current portion	1,386,439	1,353,720
Long-term payable to related party	5,743	5,749
Deferred tax liability	33,880	32,926
Other long-term liabilities	66,179	69,397
Commitments and contingencies (Note 5)

Partners’ equity:
Limited partners (46,809,749 common units outstanding as of March 31, 2007 and December 31, 2006)	1,813,885	1,830,047
General partner	38,405	38,815
Accumulated other comprehensive income	7,829	6,819

Total partners’ equity	1,860,119	1,875,681

Total liabilities and partners’ equity	$3,507,134	$3,494,208

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2007	2006
Revenues:
Services revenues:
Third parties	$157,282	$87,258
Related party	—	60,671

Total services revenues	157,282	147,929
Product sales	139,542	126,075

Total revenues	296,824	274,004

Costs and expenses:
Cost of product sales	127,927	114,218
Operating expenses:
Third parties	59,879	50,613
Related party	21,333	20,457

Total operating expenses	81,212	71,070
General and administrative expenses:
Third parties	5,102	2,860
Related party	9,806	5,700

Total general and administrative expenses	14,908	8,560
Depreciation and amortization expense	27,342	24,189

Total costs and expenses	251,389	218,037

Operating income	45,435	55,967
Equity earnings from joint ventures	1,611	1,206
Interest expense, net	(18,854)	(15,696)
Other income, net	6,623	231

Income from continuing operations before income tax expense	34,815	41,708
Income tax expense	3,692	2,119

Income from continuing operations	31,123	39,589

Loss from discontinued operations, net of income tax	—	(138)

Net income	31,123	39,451
Less net income applicable general partner	(4,454)	(4,199)

Net income applicable to limited partners	$26,669	$35,252

Weighted average number of basic units outstanding	46,809,749	46,809,749

Income per unit applicable to limited partners:
Continuing operations	$0.57	$0.75
Discontinued operations	—	—

Net income	$0.57	$0.75

Cash distributions per unit applicable to limited partners	$0.915	$0.885

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$31,123	$39,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,342	24,189
Equity earnings from joint ventures	(1,611)	(1,293)
Distributions from joint ventures	—	1,278
Changes in current assets and current liabilities	5,288	(4,576)
Other, net	(4,168)	(1,997)

Net cash provided by operating activities	57,974	57,052

Cash Flows from Investing Activities:
Reliability capital expenditures	(4,620)	(6,164)
Strategic and other capital expenditures	(42,255)	(9,428)
Acquisition	—	(12,827)
Investment in other noncurrent assets	(34)	(1,512)
Proceeds from sale of assets	586	68,628
Distributions in excess of equity earnings from joint ventures	—	246
Other	38	992

Net cash (used in) provided by investing activities	(46,285)	39,935

Cash Flows from Financing Activities:
Long-term debt borrowings	121,247	34,000
Long-term debt repayments	(88,567)	(11,480)
Repayments of notes payable	(2,458)	—
Increase (decrease) in cash book overdrafts	345	(4,273)
Distributions to unitholders and general partner	(47,695)	(43,950)
Other	12	—

Net cash used in financing activities	(17,116)	(25,703)

Effect of foreign exchange rate changes on cash	430	(1,905)

Net (decrease) increase in cash and cash equivalents	(4,997)	69,379
Cash and cash equivalents at the beginning of the period	68,838	36,054

Cash and cash equivalents at the end of the period	$63,841	$105,433

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND ACCOUNTING PRONOUNCEMENTS

Organization

NuStar Energy L.P., formerly Valero L.P., is a publicly traded Delaware limited partnership engaged in the crude oil and refined product transportation, terminalling and storage business in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

As used in this report, references to “we,” “us,” “our” or the “Partnership” collectively refer, depending on the context, to NuStar Energy L.P. or a wholly owned subsidiary of NuStar Energy L.P.

These unaudited consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned entities are accounted for using the equity method of accounting.

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2007 and 2006 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements as of that date. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

NuStar GP Holdings, LLC, formerly Valero GP Holdings, LLC (NuStar GP Holdings), a publicly held Delaware limited liability company, owns our general partner, which is represented by a 2% general partner interest. NuStar GP Holdings, through various affiliates, also owns a 21.4% limited partner interest, resulting in a combined partnership ownership of 23.4%. The remaining 76.6% limited partnership interests are held by public unitholders.

Operations

Our operations are managed by NuStar GP, LLC, formerly Valero GP, LLC, a wholly owned subsidiary of NuStar GP Holdings.

We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P., formerly Valero Logistics Operations, L.P. (NuStar Logistics), and Kaneb Pipe Line Operating Partnership, L.P. (KPOP). We have four business segments: refined product terminals, refined product pipelines, crude oil pipelines and crude oil storage tanks.

New Accounting Pronouncements

FASB Statement 159

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 creates a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on an instrument-by-instrument basis, with changes in fair value recognized in earnings as those changes occur. The adoption of Statement No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect of Statement No. 159.

FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by defining a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. An enterprise recognizes a tax position if

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. An uncertain tax position is measured in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. We adopted FIN 48 effective January 1, 2007, which did not affect our financial position or results of operations. We had no unrecognized tax benefits as of March 31, 2007.

NuStar Energy L.P. or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. For U.S. federal and state purposes, tax years subject to examination are three to four years and for our major non-U.S. jurisdictions, tax years subject to examination are typically three to six years.

EITF Issue No. 06-3

In June 2006, the FASB ratified its consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF No. 06-3). EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include sales, use, value added, and some excise taxes. These taxes should be presented on either a gross or a net basis, and if reported on a gross basis, a company should disclose amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. We adopted EITF No. 06-3 effective January 1, 2007, which did not significantly affect our financial position or results of operations.

Reclassifications

Certain previously reported amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

2. ACQUISITIONS

St. James Crude Oil Storage Facility

On December 1, 2006, we acquired a crude oil storage and blending facility in St. James, Louisiana from Koch Supply and Trading, L.P. for approximately $141.9 million. The facility includes 17 crude oil tanks with a total capacity of approximately 3.3 million barrels. Additionally, the facility has three docks with barge and ship access. The facility is located on the west bank of the Mississippi River approximately 60 miles west of New Orleans. We funded the acquisition with borrowings under our revolving credit agreement. The results of operations are included in the refined product terminal segment.

The acquisition of the St. James crude facility was accounted for using the purchase method. The purchase price and preliminary purchase price allocation were as follows (in thousands):

Cash paid for St. James Terminal	$140,900
Transaction costs	759
Fair value of liabilities assumed	271

Total	$141,930

Current assets	$53
Property and equipment	126,529
Goodwill	13,898
Intangible assets	1,450

Total	$141,930

Pro forma financial information for the three months ended March 31, 2007 and 2006 that give effect to the St. James acquisition as of January 1, 2007 and 2006 is not presented as the effect is not significant.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. PRODUCT IMBALANCES

Product imbalances occur when customers deliver more or less refined product volumes into our pipelines than they are entitled to receive. We value assets and liabilities related to product imbalances at current market prices. Included in other current assets on the consolidated balance sheets are $19.0 million and $9.9 million of product imbalance assets as of March 31, 2007 and December 31, 2006, respectively. Included in accrued liabilities on the consolidated balance sheets are $17.5 million and $7.8 million of product imbalance liabilities as of March 31, 2007 and December 31, 2006, respectively.

4. LONG-TERM DEBT

Revolving Credit Agreement

During the three months ended March 31, 2007, we borrowed $121.2 million under our $600 Million Revolving Credit Agreement (Revolving Credit Agreement) to fund a portion of our capital expenditures. Additionally, we repaid $68.5 million during the three months ended March 31, 2007. The Revolving Credit Agreement bears interest based on either an alternative base rate or LIBOR, which was 5.9% as of March 31, 2007. As of March 31, 2007, we had $354.9 million available for borrowing under our Revolving Credit Agreement.

Senior Notes

The NuStar Logistics senior notes include a change-in-control provision, which requires (1) that Valero Energy Corporation (Valero Energy) or an investment grade entity own, directly or indirectly, 51% of our general partner interests and (2) that we (or an investment grade entity) own, directly or indirectly, all of the general partner and limited partner interests in NuStar Logistics.

Due to Valero Energy’s sale of its remaining interests in NuStar GP Holdings on December 22, 2006, the change-in-control provision was triggered, and NuStar Logistics offered to purchase the senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase. This offer expired on January 23, 2007, with approximately $20.1 million of the 6.05% senior notes tendered to us for repurchase. We retired the senior notes that were tendered with borrowings under our Revolving Credit Agreement on February 1, 2007. The effect of the retirement of those senior notes was not significant to our financial position or results of operations.

Interest Rate Swaps

As of March 31, 2007, the weighted-average interest rate for our interest rate swaps was 6.9%. As of March 31, 2007 and December 31, 2006, the aggregate estimated fair value of the interest rate swaps included in other long-term liabilities on our consolidated balance sheets was $4.0 million and $4.9 million, respectively.

5. COMMITMENTS AND CONTINGENCIES

Litigation and Environmental Matters

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of March 31, 2007, we have recorded $2.5 million of accruals related to settled matters and $48.6 million of accruals for contingent losses. The actual payment of any amounts accrued and the timing of such payments ultimately made is uncertain. We believe that should we be unable to successfully defend ourselves in any of these matters, the ultimate payment of any or all of the amounts reserved would not have a material adverse effect on our financial position or liquidity. However, if any actual losses ultimately exceed the amounts accrued, there could be a material adverse effect on our results of operations.

Grace Energy Corporation Matter. In 1997, Grace Energy Corporation (Grace Energy) sued subsidiaries of Kaneb Pipe Line Partners, L.P. (KPP) and Kaneb Services, LLC (KSL and, collectively with KPP and their respective subsidiaries, Kaneb) in Texas state court. The complaint sought recovery of the cost of remediation of fuel leaks in the 1970s from a pipeline that had once connected a former Grace Energy terminal with Otis Air Force Base in Massachusetts (Otis AFB). Grace Energy alleges the Otis AFB pipeline and related environmental liabilities had been transferred in 1978 to an entity that was part of Kaneb’s acquisition of Support Terminal Services, Inc. and its subsidiaries from Grace Energy in 1993. Kaneb contends that it did not acquire the Otis AFB pipeline and never assumed any responsibility for any associated environmental damage.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

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

Port of Vancouver Matter. We own a chemical and refined products terminal on property owned by the Port of Vancouver, and we lease the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate groundwater contamination by the previous owner and operator of the terminal originating from the terminal. Investigation and remediation at the terminal are ongoing, in compliance with the Agreed Order. In April 2006, the Washington Department of Ecology commented on our site investigation work plan and asserted that the groundwater contamination at the terminal was commingled with a groundwater contamination plume under other property owned by the Port of Vancouver. We dispute this assertion. No lawsuits have been filed against us in this matter, and we have not made any payments toward remediation of the allegedly commingled plume. Factors that could affect estimated remediation costs include whether Kaneb will be found to have ultimate responsibility for some portion of the allegedly commingled plume, the Port of Vancouver’s contribution to the remediation effort and the amount the Port of Vancouver actually receives from other potentially responsible parties.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

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

Commitments

In the first quarter of 2007, we entered into a three-year agreement to purchase a minimum amount of inventory for resale to our customers. We estimated the value of this commitment to be approximately $203.0 million, which will fluctuate with market prices.

The building lease for our new headquarters became effective the first quarter of 2007. We have a commitment of approximately $13.5 million over almost 11 years.

6. RELATED PARTY TRANSACTIONS

Prior to December 22, 2006, we reported transactions with Valero Energy as related party transactions. These transactions included pipeline tariff, terminalling fee and crude oil storage tank fee revenues, certain employee costs, insurance costs, administrative costs, and lease expense. Under the terms of various services agreements with Valero Energy, we reimbursed Valero Energy for payroll costs of employees working on our behalf. Additionally, Valero Energy charged us an administrative service fee. Due to Valero Energy’s sale of its interest in Valero GP Holdings on December 22, 2006, we ceased reporting these transactions with Valero Energy as related party transactions.

Since we do not have any employees, we rely upon employees of NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings. We reimburse NuStar GP, LLC for all employee-related costs. The amount of employee benefit plan expenses we incurred was $12.5 million and $7.4 million for the three months ended March 31, 2007 and 2006, respectively, including compensation expense related to restricted common units and unit options. These employee benefit plan expenses and the related payroll costs are included in operating expenses and general and administrative expenses. As of March 31, 2007 and December 31, 2006, we had a payable to NuStar GP Holdings of $6.1 million and $2.3 million, respectively, with both amounts representing payroll and related benefit plan costs for employees. We also had a long-term payable as of March 31, 2007 and December 31, 2006 of $5.7 million to NuStar GP Holdings related to amounts payable for retiree medical benefits and other post-employment benefits.

For the three months ended March 31, 2006, we have presented transactions with Valero Energy for pipeline tariff, terminalling fee and crude oil storage tank fee revenues in the consolidated statement of income as related party transactions.

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC for the three months ended March 31, 2007 and with Valero Energy for the three months ended March 31, 2006:

	Three Months Ended March 31,
	2007	2006
	(Thousands of Dollars)
Revenues	$—	$60,671
Operating expenses	21,333	20,457
General and administrative expenses	9,806	5,700

Services Agreement

Prior to our separation from Valero Energy, the employees of NuStar GP, LLC were provided to us under the terms of various services agreements between us and Valero Energy. The terms of these services agreements generally provided that the costs of employees who performed services directly on our behalf, including salaries, wages and employee benefits, were charged directly to us. In addition, Valero Energy charged us an administrative services fee, which was $0.5 million for the three months ended March 31, 2006.

Although Valero Energy no longer provides employees that work directly on our behalf, Valero Energy continues to provide certain services to us under the terms of a services agreement dated December 22, 2006 (the 2007 Services Agreement). Beginning January 1, 2007, under the 2007 Services Agreement, we pay Valero Energy approximately $97,000 per month for administrative services (primarily information system services and human resource services) and approximately $93,000 per month for telecommunication services.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On April 16, 2007, Valero Energy exercised its option to terminate the 2007 Services Agreement. As a result, Valero Energy will cease providing services according to the terms of the 2007 Services Agreement. Generally, these services will discontinue over a period of time sufficient to allow us to assume those functions. Additionally, since Valero Energy elected to terminate the 2007 Services Agreement prior to December 31, 2010, they are required to pay us a termination fee of $13.0 million, which we expect to receive in the second quarter of 2007.

Non-Compete Agreement

On July 19, 2006, we entered into a non-compete agreement with NuStar GP Holdings, Riverwalk Logistics, L.P., and NuStar GP, LLC (the Non-Compete Agreement). The Non-Compete Agreement became effective when Valero Energy completed its sale of its remaining interest in NuStar GP Holdings on December 22, 2006. Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. NuStar GP Holdings will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. With respect to any other business opportunities, neither the Partnership nor NuStar GP Holdings are prohibited from engaging in any business, even if the Partnership and NuStar GP Holdings would have a conflict of interest with respect to such other business opportunity. The Non-Compete agreement remains in effect for so long as NuStar GP Holdings or any of its affiliates own 20% or more of NuStar GP, LLC or Riverwalk Logistics, L.P.

Administration Agreement

On July 19, 2006, in connection with NuStar GP Holdings’ initial public offering, NuStar GP, LLC entered into an administration agreement with NuStar GP Holdings (the Administration Agreement). The Administration Agreement provides, among other things, that NuStar GP, LLC will provide employee services to NuStar GP Holdings. NuStar GP, LLC will provide all executive management, accounting, legal, cash management, corporate finance and other administrative services to NuStar GP Holdings. Under the Administration Agreement, NuStar GP Holdings will pay NuStar GP, LLC $0.5 million annually. This fee will be increased annually to reflect NuStar GP, LLC’s annual merit increases. NuStar GP Holdings will also reimburse NuStar GP, LLC for all direct public company costs and any other direct costs, such as outside legal and accounting fees, that NuStar GP, LLC incurs while providing services to NuStar GP Holdings pursuant to the Administration Agreement. The Administration Agreement will terminate on December 31, 2011, with automatic two-year renewals unless terminated by either party on six months’ written notice. NuStar GP Holdings may cancel or reduce the services provided by NuStar GP, LLC under the Administration Agreement on 60 days’ written notice. The Administration Agreement will terminate upon a change of control of either NuStar GP Holdings or NuStar GP, LLC.

7. PARTNERS’ EQUITY

Allocation of Income and Income Per Unit

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders and general partner will receive. The partnership agreement also contains provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interests. Normal allocations according to percentage interests are done after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to the general partner.

We identified our general partner interest as participating securities and we use the two-class method when calculating “income per unit applicable to limited partners,” which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners is the same because we have no potentially dilutive securities outstanding.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended March 31,
	2007	2006
	(Thousands of Dollars)
Net income applicable to general partner and limited partners’ interest	$31,123	$39,451
General partner incentive distribution	3,910	3,480

Net income after general partner incentive distribution	27,213	35,971
General partner interest	2%	2%

General partner allocation of net income after general partner incentive distribution	544	719
General partner incentive distribution	3,910	3,480

Net income applicable to general partner	$4,454	$4,199

Cash Distributions

On January 25, 2007, we declared a quarterly cash distribution of $0.915 per unit paid on February 14, 2007 to unitholders of record on February 7, 2007. This distribution related to the fourth quarter of 2006 totaled $47.7 million. On April 24, 2007, we declared a quarterly cash distribution of $0.915 per unit to be paid on May 14, 2007 to unitholders of record on May 7, 2007, which will total $47.7 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2007	2006
	(Thousands of Dollars)
General partner interest	$954	$916
General partner incentive distribution	3,910	3,480

Total general partner distribution	4,864	4,396
Limited partners’ distribution	42,831	41,427

Total cash distributions	$47,695	$45,823

Cash distributions per unit applicable to limited partners	$0.915	$0.885

Comprehensive Income

For the three months ended March 31, 2007 and 2006, the difference between our net income and our comprehensive income resulted from foreign currency translation adjustments. Our total comprehensive income was as follows:

	Three Months Ended March 31,
	2007	2006
	(Thousands of Dollars)
Net income	$31,123	$39,451
Foreign currency translation adjustment	1,010	2,201

Comprehensive income	$32,133	$41,652

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities are as follows:

	Three Months Ended March 31,
	2007	2006
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related party	$—	$2,093
Accounts receivable	11,673	31,738
Inventories	9,542	2,870
Other current assets	(8,753)	(3,412)
Increase (decrease) in current liabilities:
Payable to related party	3,759	(3,577)
Accrued interest payable	(6,882)	(6,679)
Accounts payable, other accrued liabilities and income taxes payable	(3,939)	(27,314)
Taxes other than income taxes	(112)	(295)

Changes in current assets and current liabilities	$5,288	$(4,576)

Cash flows related to interest and income taxes were as follows:

	Three Months Ended March 31,
	2007	2006
	(Thousands of Dollars)
Cash paid for interest	$28,460	$25,179

Cash paid for income taxes, net of tax refunds received	$3,881	$1,839

Non-cash investing and financing activities for the three months ended March 31, 2007 included:

•	adjustments to property and equipment, goodwill and intangible assets resulting from adjustments to the purchase price allocations related to the St. James crude oil storage facility acquisition.

•	acquisition of other current assets in exchange for a note payable.

Non-cash investing activities for the three months ended March 31, 2006 included adjustments to property and equipment, goodwill and other balance sheet accounts resulting from adjustments to the purchase price allocations related to the Kaneb acquisition.

9. SEGMENT INFORMATION

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended March 31,
	2007	2006
	(Thousands of Dollars)
Revenues:
Refined product terminals	$220,238	$196,148
Refined product pipelines	53,424	52,046
Crude oil pipelines	12,349	14,049
Crude oil storage tanks	10,813	11,761

Total revenues	$296,824	$274,004

Operating income:
Refined product terminals	$28,130	$27,045
Refined product pipelines	18,340	22,105
Crude oil pipelines	7,743	9,103
Crude oil storage tanks	6,130	6,274

Total segment operating income	60,343	64,527
Less general and administrative expenses	14,908	8,560

Total operating income	$45,435	$55,967

Total assets by reportable segment were as follows:

	March 31, 2007	December 31, 2006
	(Thousands of Dollars)
Refined product terminals	$1,839,444	$1,830,584
Refined product pipelines	1,256,826	1,250,466
Crude oil pipelines	130,022	132,407
Crude oil storage tanks	196,668	197,902

Total segment assets	3,422,960	3,411,359
Other partnership assets (including current assets and other noncurrent assets)	84,174	82,849

Total consolidated assets	$3,507,134	$3,494,208

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

NuStar Energy L.P. has no operations and its assets consist mainly of its investments in NuStar Logistics, KSL and KPP. KPP is the majority owner of KPOP. NuStar Logistics and KPOP own and operate pipelines, terminals and storage tanks and are issuers of publicly traded senior notes. The senior notes issued by NuStar Logistics and KPOP are fully and unconditionally guaranteed by NuStar Energy L.P. In addition, both NuStar Logistics and KPOP fully and unconditionally guaranteed the outstanding senior notes of the other.

As a result, the following condensed consolidating financial statements are presented for 2007 and 2006 as an alternative to providing separate financial statements for NuStar Logistics and KPOP.

Condensed Consolidating Balance Sheet

March 31, 2007

(Thousands of Dollars)

	NuStar Energy L.P.	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Current assets	$172	$107,421	$664,211	$140,553	$(706,925)	$205,432
Property and equipment, net	—	916,087	672,487	762,493	—	2,351,067
Intangible assets, net	—	4,612	—	48,632	—	53,244
Goodwill	—	18,613	172,116	597,610	—	788,339
Investment in wholly owned subsidiaries	2,356,010	14,263	689,608	1,368,440	(4,428,321)	—
Equity investments	—	16,181	—	59,507	—	75,688
Other noncurrent assets, net	228	15,342	549	17,245	—	33,364

Total assets	$2,356,410	$1,092,519	$2,198,971	$2,994,480	$(5,135,246)	$3,507,134

Liabilities and Partners’ Equity
Current liabilities	$504,120	$38,668	$36,340	$282,571	$(706,925)	$154,774
Long-term debt, less current portion	—	801,149	543,964	41,326	—	1,386,439
Long-term payable to related party	—	—	—	5,743	—	5,743
Deferred tax liability	—	—	—	33,880	—	33,880
Other long-term liabilities	—	4,745	3,156	58,278	—	66,179
Partners’ equity	1,852,290	247,957	1,615,511	2,572,682	(4,428,321)	1,860,119

Total liabilities and partners’ equity	$2,356,410	$1,092,519	$2,198,971	$2,994,480	$(5,135,246)	$3,507,134

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2006

(Thousands of Dollars)

	NuStar Energy L.P.	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Current assets	$403	$115,210	$653,221	$145,807	$(701,643)	$212,998
Property and equipment, net	—	935,109	676,494	733,532	—	2,345,135
Intangible assets, net	—	3,427	—	50,105	—	53,532
Goodwill	—	4,715	172,116	597,610	—	774,441
Investment in wholly owned subsidiaries	2,372,469	24,172	668,796	1,345,791	(4,411,228)	—
Investments in joint ventures	—	15,902	—	58,175	—	74,077
Deferred charges and other assets, net	228	5,807	604	27,386	—	34,205

Total assets	$2,373,100	$1,104,342	$2,171,231	$2,958,406	$(5,112,871)	$3,494,208

Liabilities and Partners’ Equity
Current liabilities	$504,238	$44,397	$29,385	$280,358	$(701,643)	$156,735
Long-term debt, less current portion	—	767,031	545,571	41,118	—	1,353,720
Long-term payable to related party	—	—	—	5,749	—	5,749
Deferred tax liability	—	—	—	32,926	—	32,926
Other long-term liabilities	—	5,797	3,517	60,083	—	69,397
Partners’ equity	1,868,862	287,117	1,592,758	2,538,172	(4,411,228)	1,875,681

Total liabilities and partners’ equity	$2,373,100	$1,104,342	$2,171,231	$2,958,406	$(5,112,871)	$3,494,208

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended March 31, 2007

(Thousands of Dollars)

	NuStar Energy L.P.	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$61,518	$31,663	$203,932	$(289)	$296,824
Costs and expenses	113	40,627	23,275	187,663	(289)	251,389

Operating income	(113)	20,891	8,388	16,269	—	45,435

Equity earnings in subsidiaries	31,236	41	20,813	22,754	(74,844)	—
Equity earnings from joint ventures	—	279	—	1,332	—	1,611
Interest expense, net	—	(12,619)	(6,458)	223	—	(18,854)
Other income, net	—	147	11	6,465	—	6,623

Income before income tax expense	31,123	8,739	22,754	47,043	(74,844)	34,815
Income tax expense	—	289	—	3,403	—	3,692

Net income	$31,123	$8,450	$22,754	$43,640	$(74,844)	$31,123

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended March 31, 2006

(Thousands of Dollars)

	NuStar Energy L.P.	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$60,683	$27,200	$186,371	$(250)	$274,004
Costs and expenses	450	33,398	19,729	164,710	(250)	218,037

Operating income	(450)	27,285	7,471	21,661	—	55,967

Equity earnings in subsidiaries	39,901	286	19,339	20,022	(79,548)	—
Equity earnings from joint ventures	—	15	—	1,191	—	1,206
Interest expense, net	—	(7,642)	(7,015)	(1,039)	—	(15,696)
Other income, net	—	12	1	218	—	231

Income from continuing operations before income tax expense	39,451	19,956	19,796	42,053	(79,548)	41,708
Income tax expense	—	—	—	2,119	—	2,119

Income from continuing operations	39,451	19,956	19,796	39,934	(79,548)	39,589
Income from discontinued operations	—	—	298	(436)	—	(138)

Net income	$39,451	$19,956	$20,094	$39,498	$(79,548)	$39,451

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2007

(Thousands of Dollars)

	NuStar Energy L.P.	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries(a)	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$31,123	$8,450	$22,754	$43,640	$(74,844)	$31,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	10,976	6,216	10,150	—	27,342
Equity income, net of distributions	16,459	(41)	(20,813)	(22,749)	27,144	—
Changes in operating assets and liabilities and other	147	(5,802)	765	4,399	—	(491)

Net cash provided by (used in) operating activities	47,729	13,583	8,922	35,440	(47,700)	57,974

Cash flows from investing activities:
Capital expenditures	—	(6,460)	(2,203)	(38,212)	—	(46,875)
Proceeds from sale of assets	—	—	7	579	—	586
Acquisition and investment in noncurrent assets	—	(28)	—	(6)	—	(34)
Other	—	—	—	38	—	38

Cash flows used in investing activities	—	(6,488)	(2,196)	(37,601)	—	(46,285)

Cash flows from financing activities:
Distributions	(47,695)	(47,695)	—	(5)	47,700	(47,695)
Repayments of notes payable	—	(2,458)	—	—	—	(2,458)
Long-term debt borrowings	—	121,247	—	—	—	121,247
Long-term debt repayments	—	(88,567)	—	—	—	(88,567)
Net intercompany borrowings (repayments)	(34)	506	(6,181)	5,709	—	—
Other	—	52	—	305	—	357

Cash flows provided by (used in) financing activities	(47,729)	(16,915)	(6,181)	6,009	47,700	(17,116)

Effect of foreign exchange rate changes on cash	—	412	—	18	—	430
Net increase in cash and cash equivalents	—	(9,408)	545	3,866	—	(4,997)
Cash and cash equivalents at the beginning of the period	137	12,345	992	55,364	—	68,838

Cash and cash equivalents at the end of the period	$137	$2,937	$1,537	$59,230	$—	$63,841

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2006

(Thousands of Dollars)

	NuStar Energy L.P.	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries(a)	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$39,451	$19,956	$20,094	$39,498	$(79,548)	$39,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	8,938	6,045	9,206	—	24,189
Equity income, net of distributions	4,049	(286)	(19,339)	(20,017)	35,593	—
Changes in operating assets and liabilities and other	(2,521)	(10,292)	(7,156)	13,381	—	(6,588)

Net cash provided by (used in) operating activities	40,979	18,316	(356)	42,068	(43,955)	57,052

Cash flows from investing activities:
Capital expenditures	—	(9,516)	(611)	(5,465)	—	(15,592)
Other acquisition	—	(12,827)	—	—	—	(12,827)
Proceeds from sale of assets	—	—	—	68,628	—	68,628
Other	(77)	(1,654)	4,211	(4,413)	1,659	(274)

Cash flows provided by (used in) investing activities	(77)	(23,997)	3,600	58,750	1,659	39,935

Cash flows from financing activities:
Distributions	(43,950)	(43,950)	—	(5)	43,955	(43,950)
Long-term debt borrowings	—	34,000	—	—	—	34,000
Long-term debt repayments	—	(11,480)	—	—	—	(11,480)
Net intercompany borrowings (repayments)	3,048	91,657	(3,031)	(91,674)	—	—
Other	—	(3,060)	(221)	667	(1,659)	(4,273)

Cash flows provided by (used in) financing activities	(40,902)	67,167	(3,252)	(91,012)	42,296	(25,703)

Effect of foreign exchange rate changes on cash	—	—	—	(1,905)	—	(1,905)
Net increase in cash and cash equivalents	—	61,486	(8)	7,901	—	69,379
Cash and cash equivalents at the beginning of the period	10	1,590	114	34,340	—	36,054

Cash and cash equivalents at the end of the period	$10	$63,076	$106	$42,241	$—	$105,433

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or KPOP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2006, Part I, Item 1A “Risk Factors” for a discussion of certain of those risks, uncertainties and assumptions.

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

Overview

NuStar Energy L.P., formerly Valero L.P., is a publicly traded Delaware limited partnership formed in 1999 engaged in the crude oil and refined product transportation, terminalling and storage business. NuStar Energy L.P. has terminal facilities in 28 U.S. states, the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

As used in this report, references to “we,” “us,” “our” or the “Partnership” collectively refer, depending on the context, to NuStar Energy L.P. or a wholly owned subsidiary of NuStar Energy L.P.

We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P., formerly Valero Logistics Operations, L.P. (NuStar Logistics), and Kaneb Pipe Line Operating Partnership, L.P. (KPOP). Our operations are divided into four reportable business segments: refined product terminals, refined product pipelines, crude oil pipelines and crude oil storage tanks.

Refined Product Terminals. We own 56 terminals in the United States that provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including crude oil and other feedstocks. We also own international terminal operations on the island of St. Eustatius in the Caribbean, Point Tupper in Nova Scotia, Canada, the United Kingdom, the Netherlands and Nuevo Laredo in Mexico.

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

Crude Oil Storage Tanks. We own 60 crude oil and intermediate feedstock storage tanks and related assets that store and deliver crude oil and intermediate feedstock to Valero Energy Corporation’s (Valero Energy) refineries in Benicia, California and Corpus Christi and Texas City in Texas.

We provide transportation, storage services and ancillary services to our customers, and the following factors affect the results of our operations:

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2007	2006	Change
Statement of Income Data:
Revenues:
Services revenues	$157,282	$147,929	$9,353
Product sales	139,542	126,075	13,467

Total revenues	296,824	274,004	22,820

Costs and expenses:
Cost of product sales	127,927	114,218	13,709
Operating expenses	81,212	71,070	10,142
General and administrative expenses	14,908	8,560	6,348
Depreciation and amortization	27,342	24,189	3,153

Total costs and expenses	251,389	218,037	33,352

Operating income	45,435	55,967	(10,532)
Equity earnings from joint ventures	1,611	1,206	405
Interest expense, net	(18,854)	(15,696)	(3,158)
Other income, net	6,623	231	6,392

Income from continuing operations before income tax expense	34,815	41,708	(6,893)
Income tax expense	3,692	2,119	1,573

Income from continuing operations	31,123	39,589	(8,466)

Loss from discontinued operations, net of income tax	—	(138)	138

Net income	31,123	39,451	(8,328)
Less net income applicable to general partner	(4,454)	(4,199)	(255)

Net income applicable to limited partners	$26,669	$35,252	$(8,583)

Weighted-average number of basic units outstanding	46,809,749	46,809,749	—

Income (loss) per unit applicable to limited partners:
Continuing operations	$0.57	$0.75	$(0.18)
Discontinued operations	—	—	—

Net income	$0.57	$0.75	$(0.18)

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended March 31,
	2007	2006	Change
Refined Product Terminals:
Throughput (barrels/day)	230,781	252,275	(21,494)
Throughput revenues	$11,448	$10,540	$908
Storage lease revenues	69,248	59,533	9,715
Product sales (bunkering)	139,542	126,075	13,467

Total revenues	220,238	196,148	24,090
Cost of product sales	127,927	114,218	13,709
Operating expenses	50,993	43,979	7,014
Depreciation and amortization	13,188	10,906	2,282

Segment operating income	$28,130	$27,045	$1,085

Refined Product Pipelines:
Throughput (barrels/day)	616,728	700,969	(84,241)
Revenues	$53,424	$52,046	$1,378
Operating expenses	24,076	19,802	4,274
Depreciation and amortization	11,008	10,139	869

Segment operating income	$18,340	$22,105	$(3,765)

Crude Oil Pipelines:
Throughput (barrels/day)	347,617	427,675	(80,058)
Revenues	$12,349	$14,049	$(1,700)
Operating expenses	3,373	3,697	(324)
Depreciation and amortization	1,233	1,249	(16)

Segment operating income	$7,743	$9,103	$(1,360)

Crude Oil Storage Tanks:
Throughput (barrels/day)	539,214	513,073	26,141
Revenues	$10,813	$11,761	$(948)
Operating expenses	2,770	3,592	(822)
Depreciation and amortization	1,913	1,895	18

Segment operating income	$6,130	$6,274	$(144)

Consolidated Information:
Revenues	$296,824	$274,004	$22,820
Cost of product sales	127,927	114,218	13,709
Operating expenses	81,212	71,070	10,142
Depreciation and amortization	27,342	24,189	3,153

Segment operating income	60,343	64,527	(4,184)
General and administrative expenses	14,908	8,560	6,348

Consolidated operating income	$45,435	$55,967	$(10,532)

Highlights

Net income for the three months ended March 31, 2007 decreased $8.3 million compared to the three months ended March 31, 2006, due to lower segmental operating income and increased general and administrative expense, interest expense and income tax expense, offset by an increase in other income.

Consolidated segmental operating income for the three months ended March 31, 2007 decreased $4.2 million compared to the three months ended March 31, 2006, primarily due to a $3.8 million decrease in operating income for the refined product pipelines segment and a $1.4 million decrease in operating income for the crude oil pipelines segment, partially offset by a $1.1 million increase in operating income for the refined product terminals segment.

Except for storage lease revenues and bunker sales, operating income for our segments depends upon the level of throughputs moving through our assets. In February 2007, Valero Energy’s McKee refinery experienced a fire and was shut down the remainder of the first quarter, which affected the throughputs on the refined product pipelines, the refined product terminals and the crude oil pipelines segments. In addition to the McKee fire, all of our segments were affected by lower throughputs in 2007 resulting from scheduled maintenance turnarounds or other operational issues at the refineries we serve.

Refined Product Terminals

Revenues increased by $24.1 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to the following:

•	an increase in product sales of $13.5 million relating to bunker fuel due to increased vessel calls at our St. Eustatius facility;

•	the St. James terminal acquisition in December 2006 resulted in additional revenues of $5.1 million; and

•	an increase in storage lease revenues of $4.6 million due to additional customers and higher reimbursable project revenue.

Partially offsetting the increases above were lower revenues related to our terminals serving the McKee refinery.

Cost of product sales increased $13.7 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006 consistent with the increase in product sales revenues. Cost of product sales reflects the cost of bunker fuel sold to marine vessels at our facilities at St. Eustatius in the Caribbean and Point Tupper in Nova Scotia, Canada.

Operating expenses increased $7.0 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to higher salaries and wages, higher reimbursable project expenses and higher operating expenses at St. Eustatius resulting from the increased vessel calls. Reimbursable project expenses are charged back to our customers, and its increase is consistent with the increase in reimbursable project revenues. Operating expenses also increased due to the acquisition of the St. James terminal in December 2006.

Depreciation and amortization expense increased $2.3 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, due to the acquisition of the St. James terminal in December 2006 and the completion of various capital projects.

Refined Product Pipelines

Throughputs decreased for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to the impact of the McKee fire. Despite lower throughputs, revenues increased by $1.4 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to an increase in tariffs effective July 1, 2006, a turnaround in the first quarter of the prior year impacting the East Pipeline and the completion of the Burgos Pipeline project in the third quarter of 2006.

Operating expenses increased $4.3 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to higher salaries and wages and maintenance expenses.

Depreciation and amortization expense increased by $0.9 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, mainly due to the completion of the Burgos Pipeline project and various other capital projects.

Crude Oil Pipelines

Throughputs and revenues decreased for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to the impact of the McKee fire.

Crude Oil Storage Tanks

Throughputs increased for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to a change in the Corpus Christi (North Beach) crude oil storage tank agreement from a storage lease to a throughput fee agreement effective January 1, 2007. Throughputs for the Corpus Christi (North Beach) crude oil storage tanks were not included prior to January 1, 2007. However, revenues decreased by $0.9 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to turnarounds at Valero Energy’s Three Rivers and Corpus Christi refineries and a fire at Valero Energy’s Texas City refinery in January 2007. The Corpus Christi refinery further experienced multiple operating issues during the three months ended March 31, 2007.

Operating expenses decreased by $0.8 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to increased maintenance expenses related to the inspection, cleaning and repair of certain tanks at the Texas City and Corpus Christi facilities.

General

General and administrative expenses increased by $6.3 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, primarily due to increased costs related to unit option and restricted unit compensation expense as a result of the increase in the NuStar Energy L.P. unit price. Increased headcount resulting from a reduction in administrative services received from Valero Energy and increased information systems costs as a result of the separation from Valero Energy further contributed to the increase in general and administrative expenses.

Interest expense increased by $3.2 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to higher average debt balances resulting from debt incurred to fund the acquisition of the St. James crude oil storage facility and various terminal expansion projects combined with higher interest rates.

Other income, net increased primarily due to a gain of $5.2 million related to a settlement for the dock damage at our Westwego terminal and a gain of $1.3 million on the sale of an idle asset.

Income tax expense increased $1.6 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Income tax expense was higher in 2007 primarily due to higher taxable income in our taxable entities and the impact of the Texas margin tax effective January 1, 2007.

Related Party Transactions

Services Agreement

Prior to our separation from Valero Energy, the employees of NuStar GP, LLC were provided to us under the terms of various services agreements between us and Valero Energy. The terms of these services agreements generally provided that the costs of employees who performed services directly on our behalf, including salaries, wages and employee benefits, were charged directly to us. In addition, Valero Energy charged us an administrative services fee, which was $0.5 million for the three months ended March 31, 2006.

Although Valero Energy no longer provides employees that work directly on our behalf, Valero Energy continues to provide certain services to us under the terms of a services agreement dated December 22, 2006 (the 2007 Services Agreement). Beginning January 1, 2007, under the 2007 Services Agreement, we pay Valero Energy approximately $97,000 per month for administrative services (primarily information system services and human resource services) and approximately $93,000 per month for telecommunication services.

On April 16, 2007, Valero Energy exercised its option to terminate the 2007 Services Agreement. As a result, Valero Energy will cease providing services according to the terms of the 2007 Services Agreement. Generally, these services will discontinue over a period of time sufficient to allow us to assume those functions. Additionally, since Valero Energy elected to terminate the 2007 Services Agreement prior to December 31, 2010, they are required pay us a termination fee of $13.0 million, which we expect to receive in the second quarter of 2007.

Non-Compete Agreement

On July 19, 2006, we entered into a non-compete agreement with NuStar GP Holdings, Riverwalk Logistics, L.P., and NuStar GP, LLC (the Non-Compete Agreement). The Non-Compete Agreement became effective when Valero Energy completed its sale of its remaining interest in NuStar GP Holdings on December 22, 2006. Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. NuStar GP Holdings will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. With respect to any other business opportunities, neither the Partnership nor NuStar GP Holdings are prohibited from engaging in any business, even if the Partnership and NuStar GP Holdings would have a conflict of interest with respect to such other business opportunity. The Non-Compete agreement remains in effect for so long as NuStar GP Holdings or any of its affiliates own 20% or more of NuStar GP, LLC or Riverwalk Logistics, L.P.

Administration Agreement

On July 19, 2006, in connection with NuStar GP Holdings’ initial public offering, NuStar GP, LLC entered into an administration agreement with NuStar GP Holdings (the Administration Agreement). The Administration Agreement provides, among other things, that NuStar GP, LLC will provide employee services to NuStar GP Holdings. NuStar GP, LLC will provide all executive management, accounting, legal, cash management, corporate finance and other administrative services to NuStar GP Holdings. Under the Administration Agreement, NuStar GP Holdings will pay NuStar GP, LLC $0.5 million annually. This fee will be increased annually to reflect NuStar GP, LLC’s annual merit increases. NuStar GP Holdings will also reimburse NuStar GP, LLC for all direct public company costs and any other direct costs, such as outside legal and accounting fees, that NuStar GP, LLC incurs while providing services to NuStar GP Holdings pursuant to the Administration Agreement. The Administration Agreement will terminate on December 31, 2011, with automatic two-year renewals unless terminated by either party on six months’ written notice. NuStar GP Holdings may cancel or reduce the services provided by NuStar GP, LLC under the Administration Agreement on 60 days’ written notice. The Administration Agreement will terminate upon a change of control of either NuStar GP Holdings or NuStar GP, LLC.

Outlook

We expect our operations to continue to be impacted by the effect of the fire at Valero Energy’s McKee refinery until Valero Energy has the refinery running at full operations. We believe we have adequate insurance to cover the amount of losses resulting from the McKee refinery outage. However, the timing and amounts of insurance payments are uncertain. As a result, our earnings and cash flows may continue to be negatively impacted until we finalize the insurance claim.

We expect results for the second half of 2007 to benefit from several of our terminal expansion projects coming on-line, increases in our pipeline tariffs effective July 1 and fewer turnarounds at the refineries we serve.

Additionally, we have created a new product marketing and trading business to capitalize on opportunities to optimize the use and profitability of our assets, to manage our risk as we diversify our business and to enhance our competitive position when pursuing acquisitions. We expect this new business to positively impact our earnings for the remainder of 2007; however, we may experience additional volatility in our earnings and cash flows. Further, we will be exposed to commodity price risk related to the inventory we own to support the product marketing and trading business.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary cash requirements are for distributions to partners, debt service, reliability and strategic and other capital expenditures, acquisitions and normal operating expenses. We typically generate sufficient cash from our current operations to fund day-to-day operating and general and administrative expenses, reliability capital expenditures and distribution requirements. We also have available borrowing capacity under our existing revolving credit facility and, to the extent necessary, we may raise additional funds through equity or debt offerings under our $750 million universal shelf registration statement to fund strategic capital expenditures or other cash requirements not funded from operations. However, there can be no assurance regarding the availability of any additional funds or whether such additional funds can be provided on terms acceptable to us.

Cash Flows for the Three Months Ended March 31, 2007 and 2006

Net cash provided by operating activities for the three months ended March 31, 2007 was $58.0 million compared to $57.1 million for the three months ended March 31, 2006. The $8.3 million decrease in net income was primarily offset by a net increase of $9.9 million in working capital.

The net cash generated by operating activities for the three months ended March 31, 2007, combined with available cash on hand, was used primarily to fund distributions to unitholders and the general partner in the aggregate amount of $47.7 million. The proceeds from long-term debt borrowings, net of repayments, were used to fund capital expenditures, primarily related to the various terminal expansions.

Net cash provided by operating activities for the three months ended March 31, 2006 was $57.1 million. The net cash provided by operations, combined with available cash on hand, was used primarily to fund distributions to unitholders and the general partner in the aggregate amount of $44.0 million. The proceeds from long-term debt borrowings totaling $34.0 million were used to fund the purchase of the Capwood pipeline and capital expenditures. The proceeds from the sale of the Australia and New Zealand subsidiaries totaling $68.6 million contributed to the cash balance as of March 31, 2006.

Cash Distributions

On January 25, 2007, we declared a quarterly distribution of $0.915 per unit paid on February 14, 2007 to unitholders of record on February 7, 2007, which totaled $47.7 million. On April 24, 2007, we declared a quarterly cash distribution of $0.915 per unit to be paid on May 14, 2007 to unitholders of record on May 7, 2007, which will total $47.7 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2007	2006
	(Thousands of Dollars)
General partner interest	$954	$916
General partner incentive distribution	3,910	3,480

Total general partner distribution	4,864	4,396
Limited partners’ distribution	42,831	41,427

Total cash distributions	$47,695	$45,823

Cash distributions per unit applicable to limited partners	$0.915	$0.885

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

strategic capital expenditures, such as those to expand and upgrade pipeline capacity and to construct new pipelines, terminals and storage tanks. In addition, strategic capital expenditures may include acquisitions of pipelines, terminals or storage tank assets.

During the three months ended March 31, 2007, we incurred reliability capital expenditures of $4.6 million, primarily related to system automation and maintenance upgrade projects at our terminals and pipelines. Strategic and other capital expenditures of $42.3 million during the three months ended March 31, 2007, primarily related to the Amsterdam and St. Eustatius tank expansions and other terminal expansion projects as well as expenditures required as a result of our separation from Valero Energy, such as separating our information systems and modifying our new headquarters.

For the full year of 2007, we expect to incur approximately $287.0 million of capital expenditures, including $45.0 million for reliability capital projects and $242.0 million for strategic and other capital projects, including $12.0 million for capital expenditures required as a result of our separation from Valero Energy. We continuously evaluate our capital budget and make changes as economic conditions warrant. If conditions warrant, our actual capital expenditures for 2007 may exceed the budgeted amounts. We believe cash generated from operations combined with other sources of liquidity will be sufficient to fund our capital expenditures in 2007.

Long-Term Contractual Obligations

Revolving Credit Agreement

The $600 Million Revolving Credit Agreement (the Revolving Credit Agreement) bears interest based on either an alternative base rate or LIBOR, which was 5.9% as of March 31, 2007. As of March 31, 2007, we had $354.9 million available for borrowing under our Revolving Credit Agreement.

Senior Notes

The NuStar Logistics senior notes include a change-in-control provision, which requires (1) that Valero Energy or an investment grade entity own, directly or indirectly, 51% of our general partner interests and (2) that we (or an investment grade entity) own, directly or indirectly, all of the general partner and limited partner interests in NuStar Logistics.

Due to Valero Energy’s sale of its remaining interests in NuStar GP Holdings on December 22, 2006, the change-in-control provision was triggered, and NuStar Logistics offered to purchase the senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase. This offer expired on January 23, 2007, with approximately $20.1 million of the 6.05% senior notes tendered to us for repurchase. We retired the senior notes that were tendered with borrowings under our Revolving Credit Agreement on February 1, 2007. The effect of the retirement of those senior notes was not significant to our financial position or results of operations.

Interest Rate Swaps

As of March 31, 2007, the weighted-average interest rate for our interest rate swaps was 6.9%. As of March 31, 2007 and December 31, 2006, the aggregate estimated fair value of the interest rate swaps included in other long-term liabilities in our consolidated balance sheets was $4.0 million and $4.9 million, respectively.

Other

Our term loan agreement, Revolving Credit Agreement and UK term loan all require that we maintain certain financial ratios and include other restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exist or would result from the distribution. Our management believes that we are in compliance with all of these ratios and covenants as of March 31, 2007.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rate risk on our debt. Additionally, we are exposed to exchange rate fluctuations on transactions related to our foreign operations.

We manage our debt considering various financing alternatives available in the market and we manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, we utilize interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt. Borrowings under the revolving credit agreement and term loan agreement expose us to increases in the benchmark interest rate underlying these variable rate debt instruments.

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

	March 31, 2007
	Expected Maturity Dates
	2007	2008	2009	2010	2011	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$5,509	$660	$713	$770	$42,158	$833,980	$883,790	$925,082
Average interest rate	6.1%	8.0%	8.0%	8.0%	6.7%	6.6%	6.6%
Variable rate	$—	$—	$—	$—	$468,720	—	$468,720	$468,720
Average interest rate	—	—	—	—	6.0%	—	6.0%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(3,975)
Average pay rate	6.9%	6.5%	6.5%	6.7%	6.8%	6.8%	6.7%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.2%	6.3%

	December 31, 2006
	Expected Maturity Dates
	2007	2008	2009	2010	2011	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$647	$660	$713	$770	$41,950	$854,048	$898,789	$939,191
Average interest rate	8.0%	8.0%	8.0%	8.0%	6.7%	6.6%	6.6%
Variable rate	$—	$—	$—	$—	$415,526	$—	$415,526	$415,526
Average interest rate	—	—	—	—	6.1%	—	6.1%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(4,908)
Average pay rate	7.0%	6.7%	6.7%	6.8%	6.9%	6.8%	6.8%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.2%	6.3%

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2007.

(b)	Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

Our new product marketing and trading business may expose us to trading losses, and non-compliance with the related risk management policies we will establish could result in significant financial losses

We are in the process of establishing a new product marketing and trading business for the purchase and sale of crude oil and petroleum products, including gasoline, distillates, fuel oil and asphalt. These activities may expose us to price volatility risk and basis risk due to ineffective hedging. We may also be exposed to inventory and financial liquidity risk due to the inability to trade certain products on demand or rising costs of carrying some inventories. Further, our product marketing and trading activities, including our hedging activities, may cause volatility in our earnings. In addition, we will be exposed to credit risk in the event of non-performance by counterparties.

Our board of directors has established a risk management committee composed of members of management to enforce the risk limits and risk management policies we expect to establish in June 2007. Our risk management policies will not eliminate all price risk since open trading positions will expose us to price volatility.

Further, there is a risk that our risk management policies will not be complied with. While we are currently designing procedures to anticipate and detect non-compliance, we cannot assure you that these steps will detect and prevent all violations of our trading policies and procedures, particularly if deception and other intentional misconduct are involved.

As a result of the risks described above, the activities associated with our product marketing and trading business may expose us to volatility in earnings and financial losses, which may adversely affect our financial condition and our ability to distribute cash to our unitholders.

Item 6.	Exhibits

Exhibit 3.01	Amendment to Amended and Restated Certificate of Limited Partnership of Valero L.P., dated March 21, 2007 and effective April 1, 2007, incorporated by reference to Valero L.P.’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-16417), Exhibit 3.01.

*Exhibit 3.02	Amendment to Certificate of Formation of Valero GP, LLC, dated March 21, 2007 and effective April 1, 2007.

*Exhibit 3.03	Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P., dated March 21, 2007 and effective April 1, 2007.

*Exhibit 12.01	Statement of Computation of Ratio of Earnings to Fixed Charges.

*Exhibit 31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002).

*Exhibit 32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith.
+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUSTAR ENERGY L.P.
(Registrant)
By:	Riverwalk Logistics, L.P., its general partner
By: NuStar GP, LLC, its general partner

By:	/s/ Curtis V. Anastasio
Curtis V. Anastasio
President and Chief Executive Officer
May 9, 2007

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
May 9, 2007

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
May 9, 2007