Form 10-Q
period 2007-06-30
NuStar Energy L.P.
filed 2007-08-09
CIK 1110805

                UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer X      Accelerated filer __      Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ NoX

The number of common units outstanding as of August 1, 2007 was 46,809,749.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 64,225	$ 68,838
Accounts receivable, net of allowance for doubtful accounts of $850 and $1,220 as of June 30, 2007 and December 31, 2006, respectively	106,091	105,976
Inventories	12,921	16,979
Other current assets	32,327	21,205
Total current assets	215,564	212,998

Property and equipment, at cost	2,798,100	2,694,358
Accumulated depreciation and amortization	(399,813)	(349,223)
Property and equipment, net	2,398,287	2,345,135
Intangible assets, net	51,506	53,532
Goodwill	786,244	774,441
Investment in joint ventures	76,890	74,077
Deferred income tax asset	11,998	11,342
Deferred charges and other assets, net	21,010	22,683
Total assets	$ 3,561,499	$ 3,494,208

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$ 614	$ 647
Payable to related party	4,410	2,315
Notes payable	3,096	-
Accounts payable	75,851	86,307
Accrued interest payable	16,889	17,528
Accrued liabilities	31,441	37,651
Taxes other than income taxes	9,993	10,219
Income taxes payable	578	2,068
Total current liabilities	142,872	156,735

Long-term debt, less current portion	1,442,334	1,353,720
Long-term payable to related party	5,717	5,749
Deferred income tax liability	35,897	32,926
Other long-term liabilities	72,206	69,397
Commitments and contingencies (Note 5)

Partners’ equity:
Limited partners (46,809,749 common units outstanding as of June 30, 2007 and December 31, 2006)	1,805,633	1,830,047
General partner	38,659	38,815
Accumulated other comprehensive income	18,181	6,819
Total partners’ equity	1,862,473	1,875,681
Total liabilities and partners’ equity	$ 3,561,499	$ 3,494,208

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Services revenues:
Third parties	$ 160,060	$ 87,676	$ 317,342	$ 174,934
Related party	-	64,418	-	125,089
Total services revenues	160,060	152,094	317,342	300,023
Product sales	160,446	127,874	299,988	253,949
Total revenues	320,506	279,968	617,330	553,972

Costs and expenses:
Cost of product sales	148,061	118,283	275,988	232,501
Operating expenses:
Third parties	63,060	55,802	122,939	106,415
Related party	22,384	23,353	43,717	43,810
Total operating expenses	85,444	79,155	166,656	150,225
General and administrative expenses:
Third parties	8,366	3,271	13,468	6,131
Related party	9,215	7,104	19,021	12,804
Total general and administrative expenses	17,581	10,375	32,489	18,935
Depreciation and amortization expense	27,860	24,839	55,202	49,028
Total costs and expenses	278,946	232,652	530,335	450,689

Operating income	41,560	47,316	86,995	103,283
Equity earnings from joint ventures	1,746	1,844	3,357	3,050
Interest expense, net	(19,452)	(16,604)	(38,306)	(32,300)
Other income (expense), net	17,626	(272)	24,249	(41)
Income from continuing operations before income tax expense	41,480	32,284	76,295	73,992
Income tax expense	1,783	492	5,475	2,611
Income from continuing operations	39,697	31,792	70,820	71,381

Loss from discontinued operations, net of income tax	-	(239)	-	(377)

Net income	39,697	31,553	70,820	71,004
Less net income applicable to general partner	(5,118)	(4,041)	(9,572)	(8,240)
Net income applicable to limited partners	$ 34,579	$ 27,512	$ 61,248	$ 62,764

Weighted average number of basic units outstanding	46,809,749	46,809,749	46,809,749	46,809,749

Income (loss) per unit applicable to limited partners:
Continuing operations	$ 0.74	$ 0.60	$ 1.31	$ 1.35
Discontinued operations	-	(0.01)	-	(0.01)
Net income	$ 0.74	$ 0.59	$ 1.31	$ 1.34

Cash distributions per unit applicable to limited partners	$ 0.950	$ 0.885	$ 1.865	$ 1.770

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$70,820	$71,004
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	55,202	49,028
Equity earnings from joint ventures	(3,357)	(3,137)
Distributions from joint ventures	544	2,561
Changes in current assets and current liabilities	(11,314)	(8,494)
Other, net	(4,458)	(3,579)
Net cash provided by operating activities	107,437	107,383

Cash Flows from Investing Activities:
Reliability capital expenditures	(11,957)	(15,156)
Strategic and other capital expenditures	(101,776)	(27,701)
Acquisition	—	(12,827)
Investment in other noncurrent assets	(64)	(8,066)
Proceeds from sale of assets	1,342	70,078
Proceeds from insurance settlement	250	3,661
Other	—	912
Net cash (used in) provided by investing activities	(112,205)	10,901

Cash Flows from Financing Activities:
Long-term debt borrowings	266,462	34,000
Long-term debt repayments	(172,567)	(38,480)
Repayments of notes payable	(4,257)	—
Decrease in cash book overdrafts	(134)	(6,894)
Distributions to unitholders and general partner	(95,390)	(89,773)
Other	(12)	(359)
Net cash used in financing activities	(5,898)	(101,506)

Effect of foreign exchange rate changes on cash	6,053	(292)

Net (decrease) increase in cash and cash equivalents	(4,613)	16,486
Cash and cash equivalents at the beginning of the period	68,838	36,054
Cash and cash equivalents at the end of the period	$64,225	$52,540

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND ACCOUNTING PRONOUNCEMENTS

Organization

NuStar Energy L.P. is a publicly traded Delaware limited partnership primarily engaged in the crude oil and refined product transportation, terminalling and storage business in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2007 and 2006 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements as of that date. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

NuStar GP Holdings, LLC (NuStar GP Holdings), a publicly held Delaware limited liability company, owns our general partner, which is represented by a 2% general partner interest. NuStar GP Holdings, through various affiliates, also owns an approximate 21.4% limited partner interest, resulting in a combined partnership ownership of 23.4%. The remaining 76.6% limited partnership interests are held by public unitholders.

Operations

Our operations are managed by NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings.

We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and Kaneb Pipe Line Operating Partnership, L.P. (KPOP). We have five business segments: refined product terminals, refined product pipelines, crude oil pipelines, crude oil storage tanks and an other segment.

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

NUSTAR ENERGY L.P.AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by defining a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. An enterprise recognizes a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. An uncertain tax position is measured in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. We adopted FIN 48 effective January 1, 2007, which did not affect our financial position or results of operations. We had no unrecognized tax benefits as of January 1, 2007 or June 30, 2007.

NuStar Energy L.P. or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. For U.S. federal and state purposes, tax years subject to examination are 2002 through 2006 and for our major non-U.S. jurisdictions, tax years subject to examination are 2000 through 2006.

EITF Issue No. 06-3

In June 2006, the FASB ratified its consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF No. 06-3). EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include sales, use, value added, and some excise taxes. These taxes should be presented on either a gross or a net basis, and if reported on a gross basis, a company should disclose amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. We present taxes on a net basis in our consolidated financial statements. We adopted EITF No. 06-3 effective January 1, 2007, which had no impact on our financial position or results of operations.

Reclassifications

Certain previously reported amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

2. ACQUISITIONS

St. James Crude Oil Storage Facility

On December 1, 2006, we acquired a crude oil storage and blending facility in St. James, Louisiana from Koch Supply and Trading, L.P. for approximately $141.7 million (the St. James Acquisition). The facility includes 17 crude oil tanks with a total capacity of approximately 3.3 million barrels. Additionally, the facility has three docks with barge and ship access. The facility is located on the west bank of the Mississippi River approximately 60 miles west of New Orleans. We funded the acquisition with borrowings under our revolving credit agreement. The results of operations are included in the refined product terminal segment.

NUSTAR ENERGY L.P.AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquisition of the St. James crude facility was accounted for using the purchase method. The purchase price and purchase price allocation were as follows (in thousands):

Cash paid for St. James Terminal	$ 140,900
Transaction costs	759
Total	$ 141,659

Current assets	$ 53
Property and equipment	126,258
Goodwill	13,898
Intangible assets	1,450
Total	$ 141,659

Since the effect of the St. James Acquisition was not significant, we have not presented pro forma financial information for the three and six months ended June 30, 2006 giving effect to the St. James Acquisition as of January 1, 2006.

3. PRODUCT IMBALANCES

Product imbalances occur when customers deliver more or less refined product volumes into our pipelines than they are entitled to receive. We value assets and liabilities related to product imbalances at current market prices. Included in “Other current assets” on the consolidated balance sheets are $11.9 million and $9.9 million of product imbalance assets as of June 30, 2007 and December 31, 2006, respectively. Included in “Accrued liabilities” on the consolidated balance sheets are $10.1 million and $7.8 million of product imbalance liabilities as of June 30, 2007 and December 31, 2006, respectively.

4. LONG-TERM DEBT

Extension of Maturity Date

In accordance with the terms of our $600 Million Revolving Credit Agreement (Revolving Credit Agreement) and $525 Million Term Loan Agreement (Term Loan Agreement), we requested a one-year extension to the maturity dates of those instruments. In June 2007, the lenders consented to our request resulting in the extension of the maturity dates of our Revolving Credit Agreement and our Term Loan Agreement to May 31, 2012.

Revolving Credit Agreement

During the six months ended June 30, 2007, we borrowed $266.5 million under our Revolving Credit Agreement to fund a portion of our capital expenditures. Additionally, we repaid $152.5 million during the six months ended June 30, 2007. The Revolving Credit Agreement bears interest based on either an alternative base rate or LIBOR, which was 6.0% as of June 30, 2007. As of June 30, 2007, we had $293.9 million available for borrowing under our Revolving Credit Agreement.

Interest Rate Swaps

As of June 30, 2007, the weighted-average interest rate for our interest rate swaps was 7.2%. As of June 30, 2007 and December 31, 2006, the aggregate estimated fair value of the interest rate swaps included in other long-term liabilities on our consolidated balance sheets was $8.5 million and $4.9 million, respectively.

NUSTAR ENERGY L.P.AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. COMMITMENTS AND CONTINGENCIES

Litigation and Environmental Matters

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of June 30, 2007, we have accrued $1.3 million related to settled matters and $48.7 million related to contingent losses. The actual payment of any amounts accrued and the timing of such payments ultimately made is uncertain. We believe that should we be unable to successfully defend ourselves in any of these matters, the ultimate payment of any or all of the amounts accrued would not have a material adverse effect on our financial position or liquidity. However, if any actual losses ultimately exceed the amounts accrued, there could be a material adverse effect on our results of operations.

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

NUSTAR ENERGY L.P.AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

EPA Investigation. On November 14, 2006, agents of the U.S. Environmental Protection Agency (the EPA) presented a search warrant issued by a U.S. District Court at one of our terminals. Since then, the U.S. District Court has also served us with four subpoenas. The search warrant and subpoenas all seek information regarding allegations of potential illegal conduct by us, certain of our subsidiaries and/or our employees concerning compliance with certain environmental and safety laws and regulations.  We are cooperating fully with the EPA in producing documents in response to the subpoenas. We have no information as to when the EPA will conclude their investigation, and we are also conducting an internal investigation of any possible noncompliance. At this time, the EPA has not suggested any fines or penalties. There can be no assurances that the conclusion of the EPA’s investigation will not result in a determination that we violated applicable laws. If we are found to have violated such laws, we could be subject to fines, civil penalties and criminal penalties. A final determination that we violated applicable laws could, among other things, result in our debarment from future federal government contracts. Because of the preliminary nature of the investigation, we are not able to estimate a loss or range of loss, if any. However, if any of the consequences described above ultimately occur, it is reasonably possible that the effects could be material to our results of operations in the period in which we would be required to record a liability, and could be material to our cash flows in the periods in which we would be required to pay such liability.

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

Commitments

In the first quarter of 2007, we entered into a three-year agreement to purchase a minimum of 4.5 million barrels of inventory at market prices for resale to our customers. We estimated the value of this commitment to be approximately $203.0 million, which will fluctuate with market prices.

The building lease for our new headquarters became effective in the first quarter of 2007. We have a minimum commitment of approximately $13.5 million over almost 11 years.

6 .   RELATED PARTY TRANSACTIONS

Since we do not have any employees, we rely upon employees of NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings. We reimburse NuStar GP, LLC for all employee-related costs. The amount of employee benefit plan expenses we reimbursed to NuStar GP, LLC, including compensation expense related to grants of our restricted common units and unit options, was $11.6 million and $9.0 million for the three months ended June 30, 2007 and 2006, respectively, and $24.1 million and $16.4 million for the six months ended June 30, 2007 and 2006, respectively. These employee benefit plan expenses and the related payroll costs are included in operating expenses and general and administrative expenses. As of June 30, 2007 and December 31, 2006, we had a payable to NuStar GP, LLC of $4.4 million and $2.3 million, respectively, with both amounts representing payroll and related benefit plan costs for employees. We also had a long-term payable as of June 30, 2007 and December 31, 2006 of $5.7 million to NuStar GP, LLC related to amounts payable for retiree medical benefits and other post-employment benefits.

For the three and six months ended June 30, 2006, we have presented transactions with Valero Energy Corporation (Valero Energy) for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, certain employee costs, insurance costs, administrative costs and lease expense in the consolidated statement of income as related party transactions. Under the terms of various services agreements with Valero Energy, we reimbursed Valero Energy for payroll costs of employees working on our behalf. Additionally, Valero Energy charged us an administrative service fee. Due to Valero Energy’s sale of its interest in NuStar GP Holdings on December 22, 2006, we ceased reporting these transactions with Valero Energy as related party transactions.

NUSTAR ENERGY L.P.AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC for the three and six months ended June 30, 2007 and with Valero Energy for the three and six months ended June 30, 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Thousands of Dollars)

Revenues	$ -	$ 64,418	$ -	$ 125,089
Operating expenses	22,384	23,353	43,717	43,810
General and administrative expenses	9,215	7,104	19,021	12,804

Services Agreement

Prior to our separation from Valero Energy, the employees of NuStar GP, LLC were provided to us under the terms of various services agreements between us and Valero Energy. The terms of these services agreements generally provided that the costs of employees who performed services directly on our behalf, including salaries, wages and employee benefits, were charged directly to us. In addition, Valero Energy charged us an administrative services fee, which was $0.4 million and $0.9 million for the three and six months ended June 30, 2006, respectively.

Although Valero Energy no longer provides employees that work directly on our behalf, Valero Energy continues to provide certain services to us under the terms of a services agreement dated December 22, 2006 (the 2007 Services Agreement). Beginning January 1, 2007, under the 2007 Services Agreement, we paid Valero Energy approximately $97,000 per month for administrative services (primarily information system services and human resource services) and approximately $93,000 per month for telecommunication services.

On April 16, 2007, Valero Energy exercised its option to terminate the 2007 Services Agreement. As a result, Valero Energy will cease providing services according to the terms of the 2007 Services Agreement. Generally, these services will discontinue over a period of time sufficient to allow us to assume those functions. Additionally, since Valero Energy elected to terminate the 2007 Services Agreement prior to December 31, 2010, they paid us a termination fee of $13.0 million in May 2007.

7.   PARTNERS’ EQUITY

Allocation of Income and Income Per Unit

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partners and the general partner will receive. The partnership agreement also contains provisions for the allocation of net income and loss to the limited partners and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interests. Normal allocations according to percentage interests are done after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to the general partner.

We identified our general partner interest as a participating security and we use the two-class method when calculating “income per unit applicable to limited partners,” which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners is the same because we have no potentially dilutive securities outstanding.

NUSTAR ENERGY L.P.AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Thousands of Dollars)

Net income applicable to general partner and limited partners’ interest	$ 39,697	$ 31,553	$ 70,820	$ 71,004
Less general partner incentive distribution	4,413	3,480	8,323	6,960
Net income after general partner incentive distribution	35,284	28,073	62,497	64,044
General partner interest	2%	2%	2%	2%
General partner allocation of net income after general partner incentive distribution	705	561	1,249	1,280
General partner incentive distribution	4,413	3,480	8,323	6,960
Net income applicable to general partner	$ 5,118	$ 4,041	$ 9,572	$ 8,240

Cash Distributions

On April 24, 2007, we declared a quarterly cash distribution of $0.915 per unit paid on May 14, 2007 to unitholders of record on May 7, 2007, which totaled $47.7 million. On July 26, 2007, we declared a quarterly cash distribution of $0.950 per unit to be paid on August 14, 2007 to unitholders of record on August 7, 2007, which will total $49.9 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Thousands of Dollars)

General partner interest	$ 997	$ 916	$ 1,951	$ 1,832
General partner incentive distribution	4,413	3,480	8,323	6,960
Total general partner distribution	5,410	4,396	10,274	8,792
Limited partners’ distribution	44,469	41,427	87,300	82,854
Total cash distributions	$ 49,879	$ 45,823	$ 97,574	$ 91,646

Cash distributions per unit applicable to limited partners	$ 0.950	$ 0.885	$ 1.865	$ 1.770

NUSTAR ENERGY L.P.AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income

The difference between our net income and our comprehensive income resulted from foreign currency translation adjustments. Our total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Thousands of Dollars)

Net income	$ 39,697	$ 31,553	$ 70,820	$ 71,004
Foreign currency translation adjustment	10,352	6,865	11,362	9,066
Comprehensive income	$ 50,049	$ 38,418	$ 82,182	$ 80,070

Shelf Registration

On May 18, 2007, the SEC declared effective our shelf registration statement on Form S-3, which will permit us to offer and sell various types of securities, including NuStar Energy L.P. common units and debt securities of each NuStar Logistics and KPOP, having an aggregate value of up to $3.0 billion.

8. OTHER INCOME

Other income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Thousands of Dollars)

2007 Services Agreement termination fee (see Note 6)	$13,000	$—	$13,000	$—
Business interruption insurance	7,092	—	7,092	—
Legal settlements	—	—	5,508	—
Foreign exchange losses	(2,971)	(280)	(3,372)	(26)
Other	505	8	2,021	(15)
Other income (expense), net	$17,626	$(272)	$24,249	$(41)

NUSTAR ENERGY L.P.AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Six Months Ended June 30,
	2007	2006
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related party	$ -	$ 1,599
Accounts receivable	1,920	30,364
Inventories	4,119	(1,299)
Other current assets	(408)	(443)
Increase (decrease) in current liabilities:
Payable to related party	2,095	(1,923)
Accrued interest payable	(644)	364
Accounts payable, other accrued liabilities and income taxes payable	(18,165)	(38,445)
Taxes other than income taxes	(231)	1,289
Changes in current assets and current liabilities	$ (11,314)	$ (8,494)

Cash flows related to interest and income taxes were as follows:

	Six Months Ended June 30,
	2007	2006
	(Thousands of Dollars)

Cash paid for interest	$ 44,127	$ 36,854
Cash paid for income taxes, net of tax refunds received	$ 5,776	$ 2,735

Non-cash investing and financing activities for the six months ended June 30, 2007 included:

•	adjustments to property and equipment, goodwill and intangible assets resulting from adjustments to the purchase price allocations related to the St. James crude oil storage facility acquisition.
•	acquisition of other current assets in exchange for a note payable.

Non-cash investing activities for the six months ended June 30, 2006 included adjustments to property and equipment, goodwill and other balance sheet accounts resulting from adjustments to the purchase price allocations related to the 2005 acquisition of Kaneb Pipe Line Partners, L.P. and Kaneb Services, LLC.

10. SEGMENT INFORMATION

Our operating segments consist of refined product terminals, refined product pipelines, crude oil pipelines, crude oil storage tanks and an other segment. These reportable segments are strategic business units that offer different services and performance is evaluated based on operating income, before general and administrative expenses. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal services include providing pipeline transportation services, terminalling services, storage lease services and crude oil storage handling services. Our product sales primarily consist of the sale of bunker fuel to marine vessels. Revenues included in the other segment, which began in the second quarter of 2007, relate to the resale of heavy fuel oil and asphalt purchased from third parties.

NUSTAR ENERGY L.P.AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Thousands of Dollars)
Revenues:
Refined product terminals:
Third party revenues	$241,153	$201,243	$461,391	$397,391
Intersegment revenues	544	—	544	—
Total refined product terminals	241,697	201,243	461,935	397,391
Refined product pipelines	57,102	52,201	110,526	104,247
Crude oil pipelines	10,116	14,868	22,465	28,917
Crude oil storage tanks	11,589	11,656	22,402	23,417
Other	546	—	546	—
Total segment revenues	$321,050	$279,968	$617,874	$553,972
Less intersegment eliminations	544	—	544	—
Total revenues	$320,506	$279,968	$617,330	$553,972

Operating income (loss):
Refined product terminals	$29,134	$21,827	$57,264	$48,872
Refined product pipelines	18,944	17,862	37,284	39,967
Crude oil pipelines	5,204	9,295	12,947	18,398
Crude oil storage tanks	6,701	8,707	12,831	14,981
Other	(842)	—	(842)	—
Total segment operating income	$59,141	$57,691	$119,484	$122,218
Less general and administrative expenses	17,581	10,375	32,489	18,935
Total operating income	$41,560	$47,316	$86,995	$103,283

Total assets by reportable segment were as follows:

	June 30,	December 31,
	2007	2006
	(Thousands of Dollars)

Refined product terminals	$ 1,894,147	$ 1,830,584
Refined product pipelines	1,250,908	1,250,466
Crude oil pipelines	129,483	132,407
Crude oil storage tanks	194,693	197,902
Other segment	2,526	-
Total segment assets	3,471,757	3,411,359
Other partnership assets	89,742	82,849
Total consolidated assets	$ 3,561,499	$ 3,494,208

NUSTAR ENERGY L.P.AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

NuStar Energy L.P. has no operations and its assets consist mainly of its investments in NuStar Logistics and KPOP. NuStar Logistics and KPOP own and operate pipelines, terminals and storage tanks and are issuers of publicly traded senior notes. The senior notes issued by NuStar Logistics and KPOP are fully and unconditionally guaranteed by NuStar Energy L.P. In addition, both NuStar Logistics and KPOP fully and unconditionally guaranteed the outstanding senior notes of the other.

As a result, the following condensed consolidating financial statements are presented for 2007 and 2006 as an alternative to providing separate financial statements for NuStar Logistics and KPOP.

Condensed Consolidating Balance Sheet
June 30, 2007
(Thousands of Dollars)

	NuStar Energy L.P.	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated

Assets
Current assets	$ 163	$ 140,000	$ 663,573	$ 343,364	$ (931,536)	$ 215,564
Property and equipment, net	-	928,353	668,742	801,192	-	2,398,287
Intangible assets, net	-	4,348	-	47,158	-	51,506
Goodwill	-	18,613	170,652	596,979	-	786,244
Investment in wholly owned subsidiaries	2,348,252	12,751	702,960	1,391,561	(4,455,524)	-
Investments in joint ventures	-	16,456	-	60,434	-	76,890
Deferred charges and other assets, net	-	14,950	493	17,565	-	33,008
Total assets	$ 2,348,415	$ 1,135,471	$ 2,206,420	$ 3,258,253	$ (5,387,060)	$ 3,561,499

Liabilities and Partners’ Equity
Current liabilities	$ 504,123	$ 44,125	$ 27,506	$ 498,654	$ (931,536)	$ 142,872
Long-term debt, less current portion	-	857,847	542,316	42,171	-	1,442,334
Long-term payable to related party	-	-	-	5,717	-	5,717
Deferred income tax liability	-	-	-	35,897	-	35,897
Other long-term liabilities	-	12,406	1,927	57,873	-	72,206
Partners’ equity	1,844,292	221,093	1,634,671	2,617,941	(4,455,524)	1,862,473
Total liabilities and partners’ equity	$ 2,348,415	$ 1,135,471	$ 2,206,420	$ 3,258,253	$ (5,387,060)	$ 3,561,499

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or KPOP.

NUSTAR ENERGY L.P.AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet
December 31, 2006
(Thousands of Dollars)

	NuStar Energy L.P.	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated

Assets
Current assets	$ 403	$ 115,210	$ 653,221	$ 145,807	$ (701,643)	$ 212,998
Property and equipment, net	-	935,109	676,494	733,532	-	2,345,135
Intangible assets, net	-	3,427	-	50,105	-	53,532
Goodwill	-	4,715	172,116	597,610	-	774,441
Investment in wholly owned subsidiaries	2,372,469	24,172	668,796	1,345,791	(4,411,228)	-
Investments in joint ventures	-	15,902	-	58,175	-	74,077
Deferred charges and other assets, net	228	5,807	604	27,386	-	34,025
Total assets	$ 2,373,100	$ 1,104,342	$ 2,171,231	$ 2,958,406	$ (5,112,871)	$ 3,494,208

Liabilities and Partners’ Equity
Current liabilities	$ 504,238	$ 44,397	$ 29,385	$ 280,358	$ (701,643)	$ 156,735
Long-term debt, less current portion	-	767,031	545,571	41,118	-	1,353,720
Long-term payable to related party	-	-	-	5,749	-	5,749
Deferred income tax liability	-	-	-	32,926	-	32,926
Other long-term liabilities	-	5,797	3,517	60,083	-	69,397
Partners’ equity	1,868,862	287,117	1,592,758	2,538,172	(4,411,228)	1,875,681
Total liabilities and partners’ equity	$ 2,373,100	$ 1,104,342	$ 2,171,231	$ 2,958,406	$ (5,112,871)	$ 3,494,208

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or KPOP.

NUSTAR ENERGY L.P.AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income
For the Three Months Ended June 30, 2007
(Thousands of Dollars)

	NuStar Energy L.P.	NuStar Logistics	KPOP	Non- Guarantor Subsidiaries (a)	Eliminations	Consolidated

Revenues	$—	$58,800	$36,569	$225,392	$(255)	$320,506
Costs and expenses	240	43,712	24,503	210,746	(255)	278,946
Operating income	(240)	15,088	12,066	14,646	—	41,560

Equity earnings in subsidiaries	39,937	(1,511)	13,406	19,161	(70,993)	—
Equity earnings from joint ventures	—	275	—	1,471	—	1,746
Interest expense, net	—	(13,251)	(6,357)	156	—	(19,452)
Other income (expense), net	—	20,503	43	(2,920)	—	17,626
Income before income tax expense	39,697	21,104	19,158	32,514	(70,993)	41,480
Income tax expense	—	272	—	1,511	—	1,783
Net income	$39,697	$20,832	$19,158	$31,003	$(70,993)	$39,697

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or KPOP.

NUSTAR ENERGY L.P.AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income
For the Three Months Ended June 30, 2006
(Thousands of Dollars)

	NuStar Energy L.P.	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated

Revenues	$ -	$ 64,695	$ 26,908	$ 188,601	$ (236)	$ 279,968
Costs and expenses	555	34,567	22,703	175,063	(236)	232,652
Operating income	(555)	30,128	4,205	13,538	-	47,316

Equity earnings in subsidiaries	32,108	(52)	13,898	11,179	(57,133)	-
Equity earnings in joint ventures	-	130	-	1,714	-	1,844
Interest expense, net	-	(9,200)	(7,020)	(384)	-	(16,604)
Other income (expense), net	-	35	1	(308)	-	(272)
Income from continuing operations before income tax expense	31,553	21,041	11,084	25,739	(57,133)	32,284
Income tax expense	-	-	-	492	-	492
Income from continuing operations	31,553	21,041	11,084	25,247	(57,133)	31,792
Income (loss) from discontinued operations, net of income tax	-	-	19	(258)	-	(239)
Net income	$ 31,553	$ 21,041	$ 11,103	$ 24,989	$ (57,133)	$ 31,553

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or KPOP.

NUSTAR ENERGY L.P.AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income
For the Six Months Ended June 30, 2007
(Thousands of Dollars)

	NuStar Energy L.P.	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated

Revenues	$ -	$ 120,318	$ 68,232	$ 429,324	$ (544)	$ 617,330
Costs and expenses	353	84,339	47,778	398,409	(544)	530,335
Operating income	(353)	35,979	20,454	30,915	-	86,995

Equity earnings in subsidiaries	71,173	(1,470)	34,219	41,915	(145,837)	-
Equity earnings in joint ventures	-	554	-	2,803	-	3,357
Interest expense, net	-	(25,870)	(12,815)	379	-	(38,306)
Other income (expense), net	-	20,650	54	3,545	-	24,249
Income before income tax expense	70,820	29,843	41,912	79,557	(145,837)	76,295
Income tax expense	-	561	-	4,914	-	5,475
Net income	$ 70,820	$ 29,282	$ 41,912	$ 74,643	$ (145,837)	$ 70,820

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or KPOP.

NUSTAR ENERGY L.P.AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income
For the Six Months Ended June 30, 2006
(Thousands of Dollars)

	NuStar Energy L.P.	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated

Revenues	$ -	$ 125,378	$ 54,108	$ 374,972	$ (486)	$ 553,972
Costs and expenses	1,005	67,965	42,432	339,773	(486)	450,689
Operating income	(1,005)	57,413	11,676	35,199	-	103,283

Equity earnings in subsidiaries	72,009	234	33,237	31,201	(136,681)	-
Equity earnings in joint ventures	-	145	-	2,905	-	3,050
Interest expense, net	-	(16,842)	(14,035)	(1,423)	-	(32,300)
Other income (expense), net	-	47	2	(90)	-	(41)
Income from continuing operations before income tax expense	71,004	40,997	30,880	67,792	(136,681)	73,992
Income tax expense	-	-	-	2,611	-	2,611
Income from continuing operations	71,004	40,997	30,880	65,181	(136,681)	71,381
Income (loss) from discontinued operations, net of income tax	-	-	317	(694)	-	(377)
Net income	$ 71,004	$ 40,997	$ 31,197	$ 64,487	$ (136,681)	$ 71,004

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or KPOP.

NUSTAR ENERGY L.P.AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2007
(Thousands of Dollars)

	NuStar Energy L.P.	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$ 70,820	$ 29,282	$ 41,912	$ 74,643	$ (145,837)	$ 70,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	-	22,269	12,496	20,437	-	55,202
Equity earnings, net of distributions	24,217	916	(34,219)	(44,164)	50,437	(2,813)
Changes in operating assets and liabilities and other	(526)	2,000	(5,274)	(11,972)	-	(15,772)
Net cash provided by (used in) operating activities	94,511	54,467	14,915	38,944	(95,400)	107,437
Cash flows from investing activities:
Capital expenditures	-	(29,308)	(4,730)	(79,695)	-	(113,733)
Proceeds from sale of assets	-	-	7	1,335	-	1,342
Acquisition and investment in noncurrent assets	-	(60)	-	(4)	-	(64)
Other	-	-	55	195	-	250
Cash flows used in investing activities	-	(29,368)	(4,668)	(78,169)	-	(112,205)
Cash flows from financing activities:
Distributions	(95,390)	(95,390)	-	(10)	95,400	(95,390)
Repayments of notes payable	-	(4,257)	-	-	-	(4,257)
Long-term debt borrowings	-	266,462	-	-	-	266,462
Long-term debt repayments	-	(172,567)	-	-	-	(172,567)
Net intercompany borrowings (repayments)	879	(30,958)	(10,651)	40,730	-	-
Other	-	6	-	(152)	-	(146)
Cash flows provided by (used in) financing activities	(94,511)	(36,704)	(10,651)	40,568	95,400	(5,898)
Effect of foreign exchange rate changes on cash	-	350	-	5,703	-	6,053
Net increase (decrease) in cash and cash equivalents	-	(11,255)	(404)	7,046	-	(4,613)
Cash and cash equivalents at the beginning of the period	137	12,345	992	55,364	-	68,838
Cash and cash equivalents at the end of the period	$ 137	$ 1,090	$ 588	$ 62,410	$ -	$ 64,225

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or KPOP.

NUSTAR ENERGY L.P.AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2006
(Thousands of Dollars)

	NuStar Energy L.P.	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$ 71,004	$ 40,997	$ 31,197	$ 64,487	$ (136,681)	$ 71,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	-	18,437	12,288	18,303	-	49,028
Equity earnings, net of distributions	17,764	(379)	(33,237)	(31,623)	46,899	(576)
Changes in operating assets and liabilities and other	(2,932)	(9,156)	(7,642)	7,657	-	(12,073)
Net cash provided by (used in) operating activities	85,836	49,899	2,606	58,824	(89,782)	107,383
Cash flows from investing activities:
Capital expenditures	-	(20,793)	(4,118)	(17,946)	-	(42,857)
Proceeds from sale of assets	-	-	-	70,078	-	70,078
Acquisition and investment in noncurrent assets	-	(12,827)	-	(8,066)	-	(20,893)
Other	(77)	(5,250)	26,604	(22,149)	5,445	4,573
Cash flows provided by (used in) investing activities	(77)	(38,870)	22,486	21,917	5,445	10,901
Cash flows from financing activities:
Distributions	(89,773)	(89,773)	-	(9)	89,782	(89,773)
Long-term debt borrowings	-	34,000	-	-	-	34,000
Long-term debt repayments	-	(38,480)	-	-	-	(38,480)
Net intercompany borrowings (repayments)	4,133	95,686	(24,828)	(74,991)	-	-
Other	16	(6,115)	-	4,291	(5,445)	(7,253)
Cash flows provided by (used in) financing activities	(85,624)	(4,682)	(24,828)	(70,709)	84,337	(101,506)
Effect of foreign exchange rate changes on cash	-	-	-	(292)	-	(292)
Net increase in cash and cash equivalents	135	6,347	264	9,740	-	16,486
Cash and cash equivalents at the beginning of the period	10	1,590	114	34,340	-	36,054
Cash and cash equivalents at the end of the period	$ 145	$ 7,937	$ 378	$ 44,080	$ -	$ 52,540

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or KPOP.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2006, Part I, Item 1A “Risk Factors,” as well as our subsequent quarterly reports on Form 10-Q, Part II, Item 1A “Risk Factors,” for a discussion of certain of those risks, uncertainties and assumptions.

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

Overview

NuStar Energy L.P. is a publicly traded Delaware limited partnership formed in 1999 engaged in the crude oil and refined product transportation, terminalling and storage business. NuStar Energy L.P. has terminal facilities in 28 U.S. states, the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

As used in this report, references to “we,” “us,” “our” or the “Partnership” collectively refer, depending on the context, to NuStar Energy L.P. or a wholly owned subsidiary of NuStar Energy L.P.

We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and Kaneb Pipe Line Operating Partnership, L.P. (KPOP). Our operations are divided into five reportable business segments: refined product terminals, refined product pipelines, crude oil pipelines, crude oil storage tanks and an other segment.

Refined Product Terminals. We own 55 terminals in the United States that provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including crude oil and other feedstocks. We also own international terminal operations on the island of St. Eustatius in the Caribbean, Point Tupper in Nova Scotia, Canada, the United Kingdom, the Netherlands and in Nuevo Laredo, Mexico.

Refined Product Pipelines. We own common carrier pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 6,259 miles. The Central West System is connected to Valero Energy Corporation (Valero Energy) refineries in Texas and Oklahoma, the North Pipeline is connected to Tesoro’s Mandan refinery in North Dakota, and the East Pipeline is connected to various refineries in the midwest. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska.

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

Crude Oil Storage Tanks. We own 60 crude oil and intermediate feedstock storage tanks and related assets that store and deliver crude oil and intermediate feedstock to Valero Energy’s refineries in Benicia, California, Corpus Christi, Texas, Texas City, Texas and Three Rivers, Texas.

Other. The other segment consists of our product marketing and trading business. Revenues included in other segment, which began in the second quarter of 2007, relate to the sale of heavy fuel oil and asphalt purchased from third parties.

We provide transportation, storage services and ancillary services to our customers. The following factors affect the results of our operations:

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data )

	Three Months Ended June 30,
	2007	2006	Change
Statement of Income Data:
Revenues:
Services revenues	$ 160,060	$ 152,094	$ 7,966
Product sales	160,446	127,874	32,572
Total revenues	320,506	279,968	40,538

Costs and expenses:
Cost of product sales	148,061	118,283	29,778
Operating expenses	85,444	79,155	6,289
General and administrative expenses	17,581	10,375	7,206
Depreciation and amortization	27,860	24,839	3,021
Total costs and expenses	278,946	232,652	46,294

Operating income	41,560	47,316	(5,756)
Equity earnings from joint ventures	1,746	1,844	(98)
Interest expense, net	(19,452)	(16,604)	(2,848)
Other income, net	17,626	(272)	17,898
Income from continuing operations before income tax expense	41,480	32,284	9,196
Income tax expense	1,783	492	1,291
Income from continuing operations	39,697	31,792	7,905

Loss from discontinued operations, net of income tax	-	(239)	239

Net income	39,697	31,553	8,144
Less net income applicable to general partner	(5,118)	(4,041)	(1,077)
Net income applicable to limited partners	$ 34,579	$ 27,512	$ 7,067

Weighted-average number of basic units outstanding	46,809,749	46,809,749	-

Income (loss) per unit applicable to limited partners:
Continuing operations	$ 0.74	$ 0.60	$ 0.14
Discontinued operations	-	(0.01)	0.01
Net income	$ 0.74	$ 0.59	$ 0.15

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended June 30,
	2007	2006	Change

Refined Product Terminals:
Throughput (barrels/day)	227,953	265,277	(37,324)
Throughput revenues	$ 11,852	$ 12,876	$ (1,024)
Storage lease revenues	71,908	60,493	11,415
Product sales (bunkering)	157,937	127,874	30,063
Total revenues	241,697	201,243	40,454
Cost of product sales	146,636	118,283	28,353
Operating expenses	52,529	50,092	2,437
Depreciation and amortization	13,398	11,041	2,357
Segment operating income	$ 29,134	$ 21,827	$ 7,307

Refined Product Pipelines:
Throughput (barrels/day)	647,887	709,480	(61,593)
Throughput revenues	$ 55,139	$ 52,201	$ 2,938
Product sales	1,963	-	1,963
Total revenues	57,102	52,201	4,901
Cost of product sales	1,062	-	1,062
Operating expenses	25,832	23,736	2,096
Depreciation and amortization	11,264	10,603	661
Segment operating income	$ 18,944	$ 17,862	$ 1,082

Crude Oil Pipelines:
Throughput (barrels/day)	348,482	440,691	(92,209)
Throughput revenues	$ 10,116	$ 14,868	$ (4,752)
Operating expenses	3,651	4,290	(639)
Depreciation and amortization	1,261	1,283	(22)
Segment operating income	$ 5,204	$ 9,295	$ (4,091)

Crude Oil Storage Tanks:
Throughput (barrels/day)	564,588	484,322	80,266
Throughput revenues	$ 11,589	$ 11,656	$ (67)
Operating expenses	2,951	1,037	1,914
Depreciation and amortization	1,937	1,912	25
Segment operating income	$ 6,701	$ 8,707	$ (2,006)

Other:
Product sales	$ 546	$ -	$ 546
Cost of product sales	370	-	370
Operating expenses	1,018	-	1,018
Segment operating income	$ (842)	$ -	$ (842)

Intersegment Eliminations:
Revenues	$ (544)	$ -	$ (544)
Cost of product sales	(7)	-	(7)
Operating expenses	(537)	-	(537)
Total	$ -	$ -	$ -

Segment Operating Highlights – (Continued)
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended June 30,
	2007	2006	Change

Consolidated Information:
Revenues	$ 320,506	$ 279,968	$ 40,538
Cost of product sales	148,061	118,283	29,778
Operating expenses	85,444	79,155	6,289
Depreciation and amortization	27,860	24,839	3,021
Segment operating income	59,141	57,691	1,450
General and administrative expenses	17,581	10,375	7,206
Consolidated operating income	$ 41,560	$ 47,316	$ (5,756)

Highlights

Net income for the three months ended June 30, 2007 increased $8.1 million, compared to the three months ended June 30, 2006, due to higher segmental operating income and an increase in other income, partially offset by increased general and administrative expense, interest expense and income tax expense.

Total segment operating income for the three months ended June 30, 2007 increased $1.5 million, compared to the three months ended June 30, 2006, primarily due to a $7.3 million increase in operating income for the refined product terminals segment, a $1.1 million increase in operating income for the refined product pipelines segment, partially offset by $4.1 million decrease in operating income for the crude oil pipelines segment and a $2.0 million decrease in operating income for the crude oil storage tanks segment.

The throughputs on the refined product pipelines, the refined product terminals and the crude oil pipelines segments were affected by a fire at Valero Energy’s McKee refinery in February 2007, which shut down the refinery through mid-April. After the refinery restarted in mid-April, its throughputs increased throughout the second quarter.

Refined Product Terminals

Revenues increased by $40.5 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, primarily due to the following:

•

an increase in product sales of $33.1 million relating to bunker fuel due to increased vessel calls at our St. Eustatius facility, partially offset by a decrease in product sales of $3.0 million relating to decreased vessel calls at our Point Tupper facility;

•	the St. James terminal acquisition in December 2006 resulted in additional revenues of $5.2 million; and
•	an increase in storage lease revenues of $6.2 million due to additional customers, increased storage utilization and contract extensions by current customers.

Partially offsetting the increases above were lower revenues related to our terminals serving the McKee refinery.

Cost of product sales increased $28.4 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, consistent with the increase in product sales revenues. Cost of product sales reflects the cost of bunker fuel sold to marine vessels at our facilities at St. Eustatius in the Caribbean and Point Tupper in Nova Scotia, Canada.

Operating expenses increased $2.4 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, primarily due to the acquisition of the St. James terminal in December 2006. Operating expenses also increased due to higher salaries and wages, expenses related to repairing a warehouse damaged at our Vancouver terminal and increased insurance premiums at several terminals primarily for marine liability.

Depreciation and amortization expense increased $2.4 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, due to the acquisition of the St. James terminal in December 2006 and the completion of various capital projects, including the first phase of the St. Eustatius tank expansion.

Refined Product Pipelines

Throughputs decreased for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, primarily due to the impact of the McKee refinery fire. Despite lower throughputs, revenues increased by $4.9 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, primarily due to increased throughputs in the East Pipeline, North Pipeline and Ammonia Pipeline and the completion of the Burgos Pipeline project in the third quarter of 2006. The East Pipeline benefited from the closing of one of Magellan Midstream Partners L.P.’s terminals in the second quarter of 2007 and increased volumes through the North Platte, Nebraska terminal to supply the Colorado market.

Operating expenses increased $2.1 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, primarily due to higher maintenance and environmental costs, partially offset by lower power costs as a result of decreased throughputs as a consequence of the McKee refinery fire.

Depreciation and amortization expense increased by $0.7 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, mainly due to the completion of the Burgos Pipeline project and various other capital projects.

Crude Oil Pipelines

Throughputs and revenues decreased for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, primarily due to the impact of the McKee refinery fire.

Crude Oil Storage Tanks

Throughputs increased for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, primarily due to a change in the Corpus Christi (North Beach) crude oil storage tank agreement from a storage lease to a throughput fee agreement effective January 1, 2007. Throughputs for the Corpus Christi (North Beach) crude oil storage tanks were not reported prior to January 1, 2007. However, revenues decreased by $0.1 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, primarily due to a turnaround at Valero Energy's Benicia refinery in the second quarter of 2007.

Operating expenses increased by $1.9 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, primarily due to increased maintenance expenses related to the inspection, cleaning and repair of certain tanks at the Benicia and Corpus Christi facilities.

Other

Product sales, which began in the second quarter of 2007, consist of the resale of heavy fuel oil and asphalt we purchased from third parties. Operating expenses primarily consist of salaries and wages.

General

General and administrative expenses increased by $7.2 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, primarily due to the following:

•

increased expenses associated with unit option and restricted unit compensation expense as a result of the increase in the NuStar Energy L.P. unit price and an increase in the number of awards outstanding;

•	increased headcount resulting from a reduction in administrative services received from Valero Energy and increased information systems costs as a result of the separation from Valero Energy; and
•	increased rent expense due to our new headquarters.

Interest expense increased by $2.8 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, primarily due to higher average debt balances arising from borrowings used primarily to fund the acquisition of the St. James crude oil storage facility in December 2006 and various terminal expansion projects combined with higher interest rates.

Other income, net increased by $17.9 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, primarily due to a $13.0 million payment from Valero Energy for exercising its option to terminate the 2007 Services Agreement and business interruption insurance income of $7.1 million associated with the McKee refinery fire. Partially offsetting these increases are foreign exchange losses totaling approximately $3.0 million.

Income tax expense increased $1.3 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006. Income tax expense was higher in 2007 primarily due to higher taxable income in our taxable entities and the impact of the Texas margin tax effective January 1, 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data )

	Six Months Ended June 30,
	2007	2006	Change
Statement of Income Data:
Revenues:
Services revenues	$ 317,342	$ 300,023	$ 17,319
Product sales	299,988	253,949	46,039
Total revenues	617,330	553,972	63,358

Costs and expenses:
Cost of product sales	275,988	232,501	43,487
Operating expenses	166,656	150,225	16,431
General and administrative expenses	32,489	18,935	13,554
Depreciation and amortization	55,202	49,028	6,174
Total costs and expenses	530,335	450,689	79,646

Operating income	86,995	103,283	(16,288)
Equity earnings from joint ventures	3,357	3,050	307
Interest expense, net	(38,306)	(32,300)	(6,006)
Other income, net	24,249	(41)	24,290
Income from continuing operations before income tax expense	76,295	73,992	2,303
Income tax expense	5,475	2,611	2,864
Income from continuing operations	70,820	71,381	(561)

Loss from discontinued operations, net of income tax	-	(377)	377

Net income	70,820	71,004	(184)
Less net income applicable to general partner	(9,572)	(8,240)	(1,332)
Net income applicable to limited partners	$ 61,248	$ 62,764	$ (1,516)

Weighted-average number of basic units outstanding	46,809,749	46,809,749	-

Income (loss) per unit applicable to limited partners:
Continuing operations	$ 1.31	$ 1.35	$ (0.04)
Discontinued operations	-	(0.01)	0.01
Net income	$ 1.31	$ 1.34	$ (0.03)

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Six Months Ended June 30,
	2007	2006	Change

Refined Product Terminals:
Throughput (barrels/day)	229,360	258,811	(29,451)
Throughput revenues	$ 23,300	$ 23,416	$ (116)
Storage lease revenues	141,156	120,026	21,130
Product sales (bunkering)	297,479	253,949	43,530
Total revenues	461,935	397,391	64,544
Cost of product sales	274,563	232,501	42,062
Operating expenses	103,522	94,071	9,451
Depreciation and amortization	26,586	21,947	4,639
Segment operating income	$ 57,264	$ 48,872	$ 8,392

Refined Product Pipelines:
Throughput (barrels/day)	632,393	705,248	(72,855)
Revenues	$ 108,563	$ 104,247	$ 4,316
Product sales	1,963	-	1,963
Total revenues	110,526	104,247	6,279
Cost of product sales	1,062	-	1,062
Operating expenses	49,908	43,538	6,370
Depreciation and amortization	22,272	20,742	1,530
Segment operating income	$ 37,284	$ 39,967	$ (2,683)

Crude Oil Pipelines:
Throughput (barrels/day)	348,052	434,219	(86,167)
Revenues	$ 22,465	$ 28,917	$ (6,452)
Operating expenses	7,024	7,987	(963)
Depreciation and amortization	2,494	2,532	(38)
Segment operating income	$ 12,947	$ 18,398	$ (5,451)

Crude Oil Storage Tanks:
Throughput (barrels/day)	551,971	498,618	53,353
Revenues	$ 22,402	$ 23,417	$ (1,015)
Operating expenses	5,721	4,629	1,092
Depreciation and amortization	3,850	3,807	43
Segment operating income	$ 12,831	$ 14,981	$ (2,150)

Other:
Product sales	$ 546	$ -	$ 546
Cost of product sales	370	-	370
Operating expenses	1,018	-	1,018
Segment operating income	$ (842)	$ -	$ (842)

Intersegment Eliminations:
Revenues	$ (544)	$ -	$ (544)
Cost of product sales	(7)	-	(7)
Operating expenses	(537)	-	(537)
Total	$ -	$ -	$ -

Segment Operating Highlights – (Continued)
(Thousands of Dollars, Except Barrels/Day Information)

	Six Months Ended June 30,
	2007	2006	Change

Consolidated Information:
Revenues	$ 617,330	$ 553,972	$ 63,358
Cost of product sales	275,988	232,501	43,487
Operating expenses	166,656	150,225	16,431
Depreciation and amortization	55,202	49,028	6,174
Segment operating income	119,484	122,218	(2,734)
General and administrative expenses	32,489	18,935	13,554
Consolidated operating income	$ 86,995	$ 103,283	$ (16,288)

Highlights

Net income for the six months ended June 30, 2007 decreased $0.2 million, compared to the six months ended June 30, 2006, due to lower segmental operating income and increased general and administrative expense, interest expense and income tax expense, partially offset by an increase in other income.

Total segment operating income for the six months ended June 30, 2007 decreased $2.7 million, compared to the six months ended June 30, 2006, primarily due to a $5.5 million decrease in operating income for the crude oil pipelines segment, a $2.7 million decrease in operating income for the refined product pipelines segment, and a $2.2 million decrease in operating income for the crude oil tank storage segment. Partially offsetting these declines was an $8.4 million increase in operating income for the refined product terminals segment.

The throughputs on the refined product pipelines, the refined product terminals and the crude oil pipelines segments were affected by a fire at Valero Energy’s McKee refinery in February 2007, which shut down the refinery through mid-April. After the refinery restarted in mid-April, its throughputs increased throughout the second quarter.

Refined Product Terminals

Revenues increased by $64.5 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due to the following:

•

an increase in product sales of $54.5 million relating to bunker fuel due to increased vessel calls at our St. Eustatius facility, partially offset by a decrease in product sales of $11.0 million at our Point Tupper facility due to decreased vessel calls;

•	the St. James terminal acquisition in December 2006 resulted in additional revenues of $10.4 million; and
•	an increase in storage lease revenues of $10.7 million due to additional customers, increased storage utilization and contract extensions by current customers and the effect of foreign exchange rates.

Partially offsetting the increases above were lower revenues related to our terminals serving the McKee refinery.

Cost of product sales increased $42.1 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, consistent with the increase in product sales revenues. Cost of product sales reflects the cost of bunker fuel sold to marine vessels at our facilities at St. Eustatius in the Caribbean and Point Tupper in Nova Scotia, Canada.

Operating expenses increased $9.5 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due to the acquisition of the St. James terminal in December 2006, higher salaries and wages, expenses related to repairing a warehouse damaged at our Vancouver terminal and increased insurance premiums at several terminals primarily for marine liability.

Depreciation and amortization expense increased $4.6 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, due to the acquisition of the St. James terminal in December 2006 and the completion of various capital projects, including the first phase of the St. Eustatius tank expansion.

Refined Product Pipelines

Throughputs decreased for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due to the impact of the McKee refinery fire. Despite lower throughputs, revenues increased by $6.3 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due increased throughputs in the East Pipeline, North Pipeline and Ammonia Pipeline, increase in tariffs effective July 1, 2006 and the completion of the Burgos Pipeline project in the third quarter of 2006. The East Pipeline benefited from the closing of one of Magellan Midstream Partners L.P.’s terminals in the second quarter of 2007 and increased volumes through the North Platte, Nebraska terminal to supply the Colorado market.

Operating expenses increased $6.4 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due to higher salaries and wages and higher maintenance and environmental costs, partially offset by lower power costs as a result of decreased throughputs as a consequence of the McKee refinery fire.

Depreciation and amortization expense increased by $1.5 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, mainly due to the completion of the Burgos Pipeline project and various other capital projects.

Crude Oil Pipelines

Throughputs and revenues decreased for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due to the impact of the McKee refinery fire.

Crude Oil Storage Tanks

Throughputs increased for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due to a change in the Corpus Christi (North Beach) crude oil storage tank agreement from a storage lease to a throughput fee agreement effective January 1, 2007. Throughputs for the Corpus Christi (North Beach) crude oil storage tanks were not reported prior to January 1, 2007. However, revenues decreased by $1.0 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due to turnarounds at Valero Energy's Benicia, Three Rivers and Corpus Christi refineries and operating issues at Valero Energy's Texas City refinery in January 2007. The Corpus Christi refinery further experienced multiple operating issues during the six months ended June 30, 2007.

Operating expenses increased by $1.1 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due to increased wharfage and dockage expenses at the Corpus Christi (North Beach) facility.

Other

Product sales, which began in the second quarter of 2007, consist of the resale of heavy fuel oil and asphalt we purchased from third parties. Operating expenses primarily consist of salaries and wages.

General

General and administrative expenses increased by $13.6 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due to the following:

•

increased expenses associated with unit option and restricted unit compensation expense as a result of the increase in the NuStar Energy L.P. unit price and an increase in the number of awards outstanding;

•	increased headcount resulting from a reduction in administrative services received from Valero Energy and increased information systems costs as a result of the separation from Valero Energy; and
•	increased rent expense due to our new headquarters.

Interest expense increased by $6.0 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due to higher average debt balances arising from borrowings used to fund the acquisition of the St. James crude oil storage facility in December 2006 and various terminal expansion projects combined with higher interest rates.

Other income, net increased by $24.3 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due to a $13.0 million payment from Valero Energy for exercising its option to terminate the 2007 Services Agreement, business interruption insurance income of $7.1 million associated with the McKee refinery fire, and a gain of $5.2 million related to a settlement for the dock damage at our Westwego terminal. Partially offsetting these increases are foreign exchange losses totaling approximately $3.4 million.

Income tax expense increased $2.9 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Income tax expense was higher in 2007 primarily due to higher taxable income in our taxable entities and the impact of the Texas margin tax effective January 1, 2007.

Related Party Transactions

Services Agreement

Prior to our separation from Valero Energy, the employees of NuStar GP, LLC were provided to us under the terms of various services agreements between us and Valero Energy. The terms of these services agreements generally provided that the costs of employees who performed services directly on our behalf, including salaries, wages and employee benefits, were charged directly to us. In addition, Valero Energy charged us an administrative services fee, which was $0.4 million and $0.9 million for the three and six months ended June 30, 2006, respectively.

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

On April 16, 2007, Valero Energy exercised its option to terminate the 2007 Services Agreement. As a result, Valero Energy will cease providing services according to the terms of the 2007 Services Agreement. Generally, these services will discontinue over a period of time sufficient to allow us to assume those functions. Additionally, since Valero Energy elected to terminate the 2007 Services Agreement prior to December 31, 2010, they paid us a termination fee of $13.0 million in May 2007.

Outlook

We expect Valero Energy’s McKee refinery fire to have a minimal effect on our operations in the second half of 2007, as the refinery is currently running at or near capacity. Even though we believe we have adequate insurance to cover the amount of losses resulting from the McKee refinery fire, we cannot precisely predict the timing or amounts of insurance proceeds we will receive. As a result, the timing of receiving insurance proceeds will affect our earnings and cash flows in any particular quarter over the next few quarters until we finalize the insurance claim.

We expect results for the second half of 2007 to benefit from several of our terminal expansion projects coming on-line, increases in our pipeline tariffs effective July 1 and fewer turnarounds at the refineries we serve.

Additionally, we have created a new product marketing and trading business to capitalize on opportunities to optimize the use and profitability of our assets, to manage our risk as we diversify our business and to enhance our competitive position when pursuing acquisitions. We may experience additional volatility in our earnings and cash flows, which should not be significant in 2007. Further, we will be exposed to commodity price risk related to the product marketing and trading business.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary cash requirements are for distributions to partners, debt service, reliability and strategic and other capital expenditures, acquisitions and normal operating expenses. We typically generate sufficient cash from our current operations to fund day-to-day operating and general and administrative expenses, reliability capital expenditures and distribution requirements. We also have available borrowing capacity under our existing revolving credit facility and, to the extent necessary, we may raise additional funds through equity or debt offerings under our $3.0 billion shelf registration statement to fund strategic capital expenditures or other cash requirements not funded from operations. However, there can be no assurance regarding the availability of any additional funds or whether such additional funds can be provided on terms acceptable to us.

Cash Flows for the Six Months Ended June 30, 2007 and 2006
Net cash provided by operating activities was $107.4 million for the six months ended June 30, 2007 and June 30, 2006. Net cash provided by operating activities for the six months ended June 30, 2007, combined with available cash on hand, was used to fund distributions to unitholders and the general partner in the amount of $95.4 million. The proceeds from long-term debt borrowings, net of repayments, were used to fund capital expenditures, primarily related to various terminal expansion projects.

Net cash provided by operating activities for the six months ended June 30, 2006 was $107.4 million. The net cash provided by operations, combined with available cash on hand, was used primarily to fund distributions to unitholders and the general partner in the amount of $89.8 million. The proceeds from long-term debt borrowings totaling $34.0 million were used to fund the purchase of the Capwood pipeline and a portion of our capital expenditures. The proceeds from the sale of the Australia and New Zealand subsidiaries totaling $70.1 million were used for working capital purposes, including paying down outstanding debt.

Partners’ Equity

Cash Distributions. On April 24, 2007, we declared a quarterly cash distribution of $0.915 per unit to be paid on May 14, 2007 to unitholders of record on May 7, 2007, which totaled $47.7 million. On July 26, 2007, we declared a quarterly cash distribution of $0.950 per unit to be paid on August 14, 2007 to unitholders of record on August 7, 2007, which will total $49.9 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Thousands of Dollars)

General partner interest	$ 997	$ 916	$ 1,951	$ 1,832
General partner incentive distribution	4,413	3,480	8,323	6,960
Total general partner distribution	5,410	4,396	10,274	8,792
Limited partners’ distribution	44,469	41,427	87,300	82,854
Total cash distributions	$ 49,879	$ 45,823	$ 97,574	$ 91,646

Cash distributions per unit applicable to limited partners	$ 0.950	$ 0.885	$ 1.865	$ 1.770

Shelf Registration. On May 18, 2007, the SEC declared effective our shelf registration statement on Form S-3, which will permit us to offer and sell various types of securities, including NuStar Energy L.P. common units and debt securities of each NuStar Logistics and KPOP, having an aggregate value of up to $3.0 billion. We filed the registration statement to gain additional flexibility in accessing capital markets for, among other things, the repayment of outstanding indebtedness, working capital, capital expenditures and acquisitions. This registration statement replaces our 2003 shelf registration statement.

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

During the six months ended June 30, 2007, we incurred reliability capital expenditures of $12.0 million, primarily related to system automation and maintenance upgrade projects at our terminals and pipelines. Strategic and other capital expenditures of $101.8 million during the six months ended June 30, 2007, primarily related to the Amsterdam, St. Eustatius and St. James tank expansions and other terminal expansion projects, as well as expenditures required as a result of our separation from Valero Energy, such as separating our information systems and improvements made to our new headquarters.

For the full year of 2007, we expect to incur approximately $295.0 million of capital expenditures, including $45.0 million for reliability capital projects and $250.0 million for strategic and other capital projects, including $12.0 million for capital expenditures required as a result of our separation from Valero Energy. We continuously evaluate our capital budget and make changes as economic conditions warrant. If conditions warrant, our actual capital expenditures for 2007 may exceed the budgeted amounts. We believe cash generated from operations combined with other sources of liquidity will be sufficient to fund our capital expenditures in 2007.

Long-Term Contractual Obligations

Extension of Maturity Date

In accordance with the terms of our $600 Million Revolving Credit Agreement (Revolving Credit Agreement) and $525 Million Term Loan Agreement (Term Loan Agreement), we requested a one-year extension to the maturity dates of those instruments. In June 2007, the lenders consented to our request resulting in the extension of the maturity dates of our Revolving Credit Agreement and our Term Loan Agreement to May 31, 2012.

Revolving Credit Agreement

The Revolving Credit Agreement bears interest based on either an alternative base rate or LIBOR, which was 6.0% as of June 30, 2007. As of June 30, 2007, we had $293.9 million available for borrowing under our Revolving Credit Agreement.

Interest Rate Swaps

As of June 30, 2007, the weighted-average interest rate for our interest rate swaps was 7.2%. As of June 30, 2007 and December 31, 2006, the aggregate estimated fair value of the interest rate swaps included in other long-term liabilities in our consolidated balance sheets was $8.5 million and $4.9 million, respectively.

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

Other Contingencies

We are subject to certain loss contingencies, the outcome of which could have an effect on our cash flows and results of operations. Specifically, we may be required to make substantial payments to the U.S. Department of Justice for certain remediation costs as further disclosed in Note 5 of Condensed Notes to Consolidated Financial Statements.

Commitments

In the first quarter of 2007, we entered into a three-year agreement to purchase a minimum of 4.5 million barrels of inventory at market prices for resale to our customers. We estimated the value of this commitment to be approximately $203.0 million, which will fluctuate with market prices.

The building lease for our new headquarters became effective in the first quarter of 2007. We have a minimum commitment of approximately $13.5 million over almost 11 years.

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

	June 30, 2007
	Expected Maturity Dates
	2007	2008	2009	2010	2011	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$ 3,710	$ 660	$ 713	$ 770	$ 43,002	$833,981	$882,836	$906,702
Average interest rate	6.2%	8.0%	8.0%	8.0%	6.7%	6.6%	6.6%
Variable rate	$ -	$ -	$ -	$ -	$ -	$529,873	$529,873	$529,873
Average interest rate	-	-	-	-	-	6.0%	6.0%

Interest Rate Swaps Fixed to Variable:
Notional amount	$ -	$ -	$ -	$ -	$ -	$167,500	$167,500	$ (8,454)
Average pay rate	7.2%	7.1%	7.2%	7.3%	7.5%	7.4%	7.3%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.2%	6.3%

	December 31, 2006
	Expected Maturity Dates
	2007	2008	2009	2010	2011	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$ 647	$ 660	$ 713	$ 770	$ 41,950	$ 854,049	$ 898,789	$ 939,191
Average interest rate	8.0%	8.0%	8.0%	8.0%	6.7%	6.6%	6.6%
Variable rate	$ -	$ -	$ -	$ -	$ 415,526	$ -	$ 415,526	$ 415,526
Average interest rate	-	-	-	-	6.1%	-	6.1%

Interest Rate Swaps Fixed to Variable:
Notional amount	$ -	$ -	$ -	$ -	$ -	$ 167,500	$ 167,500	$ (4,908)
Average pay rate	7.0%	6.7%	6.7%	6.8%	6.9%	6.8%	6.8%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.2%	6.3%

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2007.

(b)	Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The Internal Revenue Service (“IRS”) may challenge this treatment, which could adversely affect the value of our common units.

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our current valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

Item 6. Exhibits

+* Exhibit 10.01	NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of April 1, 2007.

+* Exhibit 10.02	NuStar GP, LLC Amended and Restated 2002 Unit Option Plan, amended and restated as of April 1, 2007.

+* Exhibit 10.03	NuStar GP, LLC Amended and Restated 2003 Employee Unit Option Plan.

* Exhibit 12.01	Statement of Computation of Ratio of Earnings to Fixed Charges.

* Exhibit 31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002).

* Exhibit 32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

____________

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

          August 9, 2007

By:   /s/ Steven A. Blank

        Steven A. Blank

        Senior Vice President, Chief Financial Officer and Treasurer
         August 9, 2007

By:   /s/ Thomas R. Shoaf

        Thomas R. Shoaf

         Vice President and Controller

         August 9, 2007