Form 10-Q
period 2007-09-30
NuStar Energy L.P.
filed 2007-11-09
CIK 1110805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-16417

NUSTAR ENERGY L.P.

(Exact name of registrant as specified in its charter)

Delaware	74-2956831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2330 North Loop 1604 West

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

The number of common units outstanding as of November 1, 2007 was 46,809,749.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,371	$68,838
Accounts receivable, net of allowance for doubtful accounts of $462 and $1,220 as of September 30, 2007 and December 31, 2006, respectively	124,118	105,976
Receivable from related party	1,126	—
Inventories	33,214	16,979
Other current assets	33,062	21,205

Total current assets	267,891	212,998

Property and equipment, at cost	2,866,120	2,694,358
Accumulated depreciation and amortization	(426,151)	(349,223)

Property and equipment, net	2,439,969	2,345,135
Intangible assets, net	49,442	53,532
Goodwill	786,221	774,441
Investment in joint ventures	78,503	74,077
Deferred income tax asset	11,503	11,342
Deferred charges and other assets, net	19,076	22,683

Total assets	$3,652,605	$3,494,208

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$614	$647
Payable to related party	—	2,315
Notes payable	1,247	—
Accounts payable	89,559	86,307
Accrued interest payable	11,278	17,528
Accrued liabilities	39,018	37,651
Taxes other than income taxes	12,856	10,219
Income taxes payable	3,717	2,068

Total current liabilities	158,289	156,735

Long-term debt, less current portion	1,513,497	1,353,720
Long-term payable to related party	5,700	5,749
Deferred income tax liability	36,330	32,926
Other long-term liabilities	65,621	69,397
Commitments and contingencies (Note 5)

Partners’ equity:
Limited partners (46,809,749 common units outstanding as of September 30, 2007 and December 31, 2006)	1,806,535	1,830,047
General partner	39,091	38,815
Accumulated other comprehensive income	27,542	6,819

Total partners’ equity	1,873,168	1,875,681

Total liabilities and partners’ equity	$3,652,605	$3,494,208

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Services revenues:
Third parties	$185,979	$92,679	$503,321	$267,613
Related party	—	69,209	—	194,298

Total services revenues	185,979	161,888	503,321	461,911
Product sales	208,563	129,135	508,551	383,084

Total revenues	394,542	291,023	1,011,872	844,995

Costs and expenses:
Cost of product sales	199,023	117,759	475,011	350,260
Operating expenses:
Third parties	68,823	57,753	191,762	164,168
Related party	23,158	24,749	66,875	68,559

Total operating expenses	91,981	82,502	258,637	232,727
General and administrative expenses:
Third parties	7,819	3,425	21,287	9,556
Related party	8,299	7,963	27,320	20,767

Total general and administrative expenses	16,118	11,388	48,607	30,323
Depreciation and amortization expense	29,534	24,994	84,736	74,022

Total costs and expenses	336,656	236,643	866,991	687,332

Operating income	57,886	54,380	144,881	157,663
Equity earnings from joint ventures	1,613	1,464	4,970	4,514
Interest expense, net	(19,381)	(16,606)	(57,687)	(48,906)
Other income, net	14,666	1,317	38,915	1,276

Income from continuing operations before income tax expense (benefit)	54,784	40,555	131,079	114,547
Income tax expense (benefit)	3,571	(614)	9,046	1,997

Income from continuing operations	51,213	41,169	122,033	112,550
Loss from discontinued operations, net of income tax	—	—	—	(377)

Net income	51,213	41,169	122,033	112,173
Less net income applicable to general partner	(5,842)	(4,310)	(15,414)	(12,550)

Net income applicable to limited partners	$45,371	$36,859	$106,619	$99,623

Weighted average number of basic units outstanding	46,809,749	46,809,749	46,809,749	46,809,749

Income (loss) per unit applicable to limited partners:
Continuing operations	$0.97	$0.79	$2.28	$2.14
Discontinued operations	—	—	—	(0.01)

Net income	$0.97	$0.79	$2.28	$2.13

Cash distributions per unit applicable to limited partners	$0.985	$0.915	$2.850	$2.685

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$122,033	$112,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	84,736	74,022
Equity earnings from joint ventures	(4,970)	(4,601)
Distributions from joint ventures	544	4,052
Changes in current assets and current liabilities (Note 9)	(43,096)	3,517
Other, net	(12,405)	(7,184)

Net cash provided by operating activities	146,842	181,979

Cash Flows from Investing Activities:
Reliability capital expenditures	(23,554)	(21,334)
Strategic and other capital expenditures	(146,876)	(48,981)
Acquisition	—	(12,827)
Investment in other noncurrent assets	(62)	(9,404)
Proceeds from sale of assets	4,784	70,192
Proceeds from sale of net profit interest in coal mine	7,250	—
Proceeds from insurance settlement	250	3,661
Distributions in excess of equity earnings from joint ventures	—	472
Other	23	912

Net cash used in investing activities	(158,185)	(17,309)

Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	440,515	59,000
Long-term debt repayments	(280,067)	(48,480)
Repayments of notes payable	(6,106)	—
Increase (decrease) in cash book overdrafts	5,664	(8,216)
Contributions from general partner	—	352
Distributions to unitholders and general partner	(145,269)	(135,596)
Other	(12)	(395)

Net cash provided by (used in) financing activities	14,725	(133,335)

Effect of foreign exchange rate changes on cash	4,151	(660)

Net increase in cash and cash equivalents	7,533	30,675
Cash and cash equivalents at the beginning of the period	68,838	36,054

Cash and cash equivalents at the end of the period	$76,371	$66,729

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION, OPERATIONS AND ACCOUNTING PRONOUNCEMENTS

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2007 and 2006 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements as of that date. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

NuStar GP Holdings, LLC (NuStar GP Holdings), a publicly held Delaware limited liability company, owns our general partner, which is represented by a 2% general partner interest. NuStar GP Holdings, through various affiliates, also owns an approximate 21.4% limited partner interest, resulting in a combined partnership ownership of 23.4%. Our remaining 76.6% limited partnership interests are held by public unitholders.

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

FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,”

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

by defining a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. An enterprise recognizes a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. An uncertain tax position is measured in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. We adopted FIN 48 effective January 1, 2007, which did not affect our financial position or results of operations. We had no unrecognized tax benefits as of January 1, 2007 or September 30, 2007.

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

The acquisition of the St. James crude facility was accounted for using the purchase method. The purchase price and purchase price allocation were as follows (in thousands):

Cash paid for St. James Terminal	$140,900
Transaction costs	759

Total	$141,659

Current assets	$53
Property and equipment	126,258
Goodwill	13,898
Intangible assets	1,450

Total	$141,659

Since the effect of the St. James Acquisition was not significant, we have not presented pro forma financial information for the three and nine months ended September 30, 2006 giving effect to the St. James Acquisition as of January 1, 2006.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	PRODUCT IMBALANCES

Product imbalances occur when customers deliver more or less refined product volumes into our pipelines than they are entitled to receive. We value assets and liabilities related to product imbalances at current market prices. Included in “Other current assets” on the consolidated balance sheets are $10.9 million and $9.9 million of product imbalance assets as of September 30, 2007 and December 31, 2006, respectively. Included in “Accrued liabilities” on the consolidated balance sheets are $8.9 million and $7.8 million of product imbalance liabilities as of September 30, 2007 and December 31, 2006, respectively.

4.	LONG-TERM DEBT

Extension of Maturity Date

In accordance with the terms of our $600 Million Revolving Credit Agreement (Revolving Credit Agreement) and $525 Million Term Loan Agreement (Term Loan Agreement), we requested a one-year extension to the maturity dates of those agreements. In June 2007, the lenders consented to our request thereby extending the maturity dates of our Revolving Credit Agreement and our Term Loan Agreement to May 31, 2012.

Revolving Credit Agreement

During the nine months ended September 30, 2007, we borrowed $440.5 million under our Revolving Credit Agreement to fund a portion of our capital expenditures. Additionally, we repaid $260.0 million during the nine months ended September 30, 2007. The Revolving Credit Agreement bears interest based on either an alternative base rate or LIBOR, which was 5.8% as of September 30, 2007. As of September 30, 2007, we had $225.5 million available for borrowing under our Revolving Credit Agreement.

Interest Rate Swaps

As of September 30, 2007, the weighted-average interest rate for our interest rate swaps was 6.3%.

5.	COMMITMENTS AND CONTINGENCIES

Litigation and Environmental Matters

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of September 30, 2007, we have accrued $1.2 million related to settled matters and $48.8 million related to contingent losses. The actual payment of any amounts accrued and the timing of such payments ultimately made is uncertain. We believe that should we be unable to successfully defend ourselves in any of these matters, the ultimate payment of any or all of the amounts accrued would not have a material adverse effect on our financial position or liquidity. However, if any actual losses ultimately exceed the amounts accrued, there could be a material adverse effect on our results of operations.

Grace Energy Corporation Matter. In 1997, Grace Energy Corporation (Grace Energy) sued subsidiaries of Kaneb Pipe Line Partners, L.P. (KPP) and Kaneb Services, LLC (KSL and, collectively with KPP and their respective subsidiaries, Kaneb) in Texas state court. The complaint sought recovery of the cost of remediation of fuel leaks occurring during the 1970s from a pipeline that had once connected a former Grace Energy terminal with Otis Air Force Base in Massachusetts (Otis AFB). Grace Energy alleges the Otis AFB pipeline and related environmental liabilities had been transferred in 1978 to an entity that was part of Kaneb’s acquisition of Support Terminal Services, Inc. and its subsidiaries from Grace Energy in 1993. Kaneb contends that it did not acquire the Otis AFB pipeline and never assumed any responsibility for any associated environmental damage.

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

Port of Vancouver Matter. We own a chemical and refined products terminal on property owned by the Port of Vancouver, and we lease the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate groundwater contamination by the terminal’s previous owner and operator originating from the terminal. Investigation and remediation at the terminal are ongoing, in compliance with the Agreed Order. In April 2006, the Washington Department of Ecology commented on our site investigation work plan and asserted that the groundwater contamination at the terminal was commingled with a groundwater contamination plume under other property owned by the Port of Vancouver. Since that time, we have negotiated with the Washington Department of Ecology, and on November 7, 2007, we entered into an Agreed Order that outlines a plan for site assessment, monitoring and interim action with regard to the plume for which Kaneb is responsible. The Agreed Order contains a diagram indicating that the plume for which Kaneb is responsible is separate from proximately located plumes.

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

Commitments

In the first quarter of 2007, we entered into a three-year agreement to purchase a minimum of 4.5 million barrels of bunker fuel at market prices for resale to our customers. We estimated the value of this commitment to be approximately $203.0 million, which will fluctuate with market prices.

The building lease for our new headquarters became effective in the first quarter of 2007. We have a minimum commitment of approximately $13.5 million over almost 11 years.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	RELATED PARTY TRANSACTIONS

Since we do not have any employees, we rely upon employees of NuStar GP, LLC. We reimburse NuStar GP, LLC for all employee-related costs. The amount of employee benefit plan expenses we reimbursed to NuStar GP, LLC, including compensation expense related to grants of our restricted common units and unit options, was $9.5 million and $8.9 million for the three months ended September 30, 2007 and 2006, respectively, and $33.6 million and $25.3 million for the nine months ended September 30, 2007 and 2006, respectively. These employee benefit plan expenses and the related payroll costs are included in operating expenses and general and administrative expenses. We had a receivable of $1.1 million and a payable of $2.3 million, as of September 30, 2007 and December 31, 2006, respectively, to NuStar GP, LLC, with both amounts representing payroll and plan benefits, net of payments made by us. We also had a long-term payable as of September 30, 2007 and December 31, 2006 of $5.7 million to NuStar GP, LLC related to amounts payable for retiree medical benefits and other post-employment benefits.

For the three and nine months ended September 30, 2006, we have presented transactions with Valero Energy Corporation (Valero Energy) for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, certain employee costs, insurance costs, administrative costs and lease expense in the consolidated statement of income as related party transactions. Under the terms of various services agreements with Valero Energy, we reimbursed Valero Energy for payroll costs of employees working on our behalf. Additionally, Valero Energy charged us an administrative service fee. Due to Valero Energy’s sale of its interest in NuStar GP Holdings on December 22, 2006, we ceased reporting these transactions with Valero Energy as related party transactions subsequent to that date.

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC for the three and nine months ended September 30, 2007 and with Valero Energy for the three and nine months ended September 30, 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands of Dollars)
Revenues	$—	$69,209	$—	$194,298
Operating expenses	23,158	24,749	66,875	68,559
General and administrative expenses	8,299	7,963	27,320	20,767

Services Agreement

Prior to our separation from Valero Energy, the employees of NuStar GP, LLC were provided to us under the terms of various services agreements between us and Valero Energy. The terms of these services agreements generally provided that the costs of employees who performed services directly on our behalf, including salaries, wages and employee benefits, were charged directly to us. In addition, Valero Energy charged us an administrative services fee, which was $0.3 million and $1.3 million for the three and nine months ended September 30, 2006, respectively.

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

On April 16, 2007, Valero Energy exercised its option to terminate the 2007 Services Agreement. As a result, Valero Energy will cease providing services over a period of time sufficient to allow us to assume those functions. As of September 30, 2007, Valero Energy continues to provide certain human resource services, which are expected to terminate at the end of the year. Additionally, since Valero Energy elected to terminate the 2007 Services Agreement prior to December 31, 2010, they paid us a termination fee of $13.0 million in May 2007.

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

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands of Dollars)
Net income applicable to general partner and limited partners’ interest	$51,213	$41,169	$122,033	$112,173
Charges reimbursed by the general partner	—	352	—	352

Net income before charges reimbursed by the general partner	51,213	41,521	122,033	112,525
Less general partner incentive distribution	4,915	3,909	13,238	10,869

Net income before charges reimbursed by general partner and after general partner incentive distribution	46,298	37,612	108,795	101,656
General partner interest	2%	2%	2%	2%

General partner allocation of net income before charges reimbursed by general partner and after general partner incentive distribution	927	753	2,176	2,033
Charges reimbursed by the general partner	—	(352)	—	(352)
General partner incentive distribution	4,915	3,909	13,238	10,869

Net income applicable to general partner	$5,842	$4,310	$15,414	$12,550

Cash Distributions

On July 26, 2007, we declared a quarterly cash distribution of $0.950 per unit, which was paid on August 14, 2007 to unitholders of record on August 7, 2007, totaling $49.9 million. On October 25, 2007, we declared a quarterly cash distribution of $0.985 per unit to be paid on November 14, 2007 to unitholders of record on November 8, 2007, which will total $52.1 million.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands of Dollars)
General partner interest	$1,041	$955	$2,992	$2,787
General partner incentive distribution	4,915	3,909	13,238	10,869

Total general partner distribution	5,956	4,864	16,230	13,656
Limited partners’ distribution	46,108	42,830	133,408	125,684

Total cash distributions	$52,064	$47,694	$149,638	$139,340

Cash distributions per unit applicable to limited partners	$0.985	$0.915	$2.850	$2.685

Comprehensive Income

The difference between our net income and our comprehensive income resulted from foreign currency translation adjustments. Our total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands of Dollars)
Net income	$51,213	$41,169	$122,033	$112,173
Foreign currency translation adjustment	9,361	(103)	20,723	8,963

Comprehensive income	$60,574	$41,066	$142,756	$121,136

Shelf Registration

On May 18, 2007, the SEC declared effective our shelf registration statement on Form S-3, which will permit us to offer and sell various types of securities, including NuStar Energy L.P. common units and debt securities of each NuStar Logistics and KPOP, having an aggregate value of up to $3.0 billion.

8.	OTHER INCOME

Other income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands of Dollars)
2007 Services Agreement termination fee (see Note 6)	$—	$—	$13,000	$—
Business interruption insurance	5,400	—	12,492	—
Sale of net profit interest in coal mine	7,250	—	7,250	—
Legal settlements	—	—	5,758	—
Foreign exchange (losses) gains	(2,653)	82	(6,025)	56
Other	4,669	1,235	6,440	1,220

Other income, net	$14,666	$1,317	$38,915	$1,276

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Nine Months Ended September 30,
	2007	2006
	(Thousands of Dollars)
Decrease (increase) in current assets:
Receivable from related party	$—	$741
Accounts receivable	(15,631)	32,997
Inventories	(16,135)	8,672
Other current assets	(4,097)	1,335
Increase (decrease) in current liabilities:
Payable to related party	(3,441)	(88)
Accrued interest payable	(6,252)	(6,652)
Accounts payable, other accrued liabilities and income taxes payable	(200)	(36,693)
Taxes other than income taxes	2,660	3,205

Changes in current assets and current liabilities	$(43,096)	$3,517

Cash flows related to interest and income taxes were as follows:

	Nine Months Ended September 30,
	2007	2006
	(Thousands of Dollars)
Cash paid for interest	$73,076	$62,941

Cash paid for income taxes, net of tax refunds received	$6,889	$5,952

Non-cash investing and financing activities for the nine months ended September 30, 2007 included:

•	adjustments to property and equipment, goodwill and intangible assets resulting from adjustments to the purchase price allocations related to the St. James crude oil storage facility acquisition.

•	acquisition of other current assets in exchange for a note payable.

Non-cash investing activities for the nine months ended September 30, 2006 included adjustments to property and equipment, goodwill and other balance sheet accounts resulting from adjustments to the purchase price allocations related to the 2005 acquisition of Kaneb Pipe Line Partners, L.P. and Kaneb Services, LLC.

10.	DERIVATIVES AND FINANCIAL INSTRUMENTS

We created a marketing and trading organization to capitalize on opportunities to optimize the use and profitability of our assets, to manage our risk as we diversify our business and to enhance our competitive position when pursuing acquisitions. We purchase heavy fuel oil, asphalt and refined products for resale to third parties. We manage our exposure to price risk associated with these inventories by entering into economic hedges. Additionally, we engage in a limited trading program. This marketing and trading organization is included in the other segment.

We utilize various derivative instruments to: (i) manage our exposure to commodity price risk, (ii) engage in a trading program and (iii) manage our exposure to interest rate risk. Our risk management policies and procedures are designed to monitor interest rates, NYMEX and over-the-counter positions, as well as physical volumes, grades, locations and delivery schedules to help ensure that our hedging activities address our market risks. We have a risk management group that has direct oversight responsibilities for our risk policies and our trading controls and procedures and certain aspects of risk management. Our risk management group also approves all new risk management strategies through a formal process.

The following sections discuss our risk management activities in the indicated categories.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commodity Price-Risk Hedging

We manage our exposure to price fluctuations with respect to our inventory of heavy fuels and refined products with economic hedges and forward sale contracts. The derivative instruments we use consist primarily of futures contracts and swaps traded on the NYMEX. Changes in the fair values of our economic hedges generally are offset, at least partially, by changes in the values of the hedged physical inventory. However, our economic hedges do not receive hedge accounting treatment under Statement of Financial Accounting Standards No. 133 (Statement No. 133). We record these derivative instruments in the consolidated balance sheet at fair value with mark-to-market adjustments recorded in cost of sales. Fair value is based on quoted market prices.

We have determined that substantially all of our physical purchase and sale agreements qualify for the normal purchase and sale exclusion and thus are not subject to Statement No. 133.

Trading Program

On a limited basis, we also enter into derivative commodity instruments based on our fundamental and technical analysis of market conditions in order to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered economic hedges. We record these derivative instruments in the consolidated balance sheet at fair value, with mark-to-market adjustments recorded in revenues. Fair value is based on quoted market prices.

Interest Rate Risk Hedging

We entered into interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. We account for the interest rate swaps as fair value hedges and recognize the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. The interest rate swap contracts qualify for the shortcut method of accounting prescribed by Statement No. 133. As a result, changes in the fair value of the swaps completely offset the changes in the fair value of the underlying debt, and there is no earnings impact.

The earnings impact for our derivative activity was as follows:

	Three and Nine Months Ended September 30, 2007
	Mark-to- market, net	Settled	Total
	(Thousands of Dollars, losses designated in brackets)
Commodity price-risk hedging	$(1,153)	$429	$(724)
Trading	(1,716)	(191)	(1,907)

Total	$(2,869)	$238	$(2,631)

Prior to the third quarter of 2007, we had not entered into any derivatives with earnings impact.

The fair values of our derivative financial instruments are included in the Consolidated Balance Sheets as follows:

	September 30, 2007	December 31, 2006
	(Thousands of Dollars)
Accrued liabilities	$(2,869)	$—
Other long-term liabilities	(3,000)	(4,908)

Total liability	$(5,869)	$(4,908)

We are exposed to credit risk on our hedging instruments in the event of nonperformance by counterparties. However, because our hedging activities are transacted only with highly rated institutions, we do not anticipate nonperformance by any of these counterparties.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	SEGMENT INFORMATION

Our operating segments consist of refined product terminals, refined product pipelines, crude oil pipelines, crude oil storage tanks and an other segment. These reportable segments are strategic business units that offer different services and performance is evaluated based on operating income, before general and administrative expenses. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal services include providing pipeline transportation services, terminalling services, storage lease services and crude oil storage handling services. Our product sales primarily consist of the sale of bunker fuel to marine vessels. Revenues included in the other segment, which began in the second quarter of 2007, relate to the resale of heavy fuel oil, asphalt and refined products purchased from third parties.

Results of operations for the reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands of Dollars)
Revenues:
Refined product terminals:
Third party revenues	$256,362	$204,567	$717,753	$601,958
Intersegment revenues	878	—	1,422	—

Total refined product terminals	257,240	204,567	719,175	601,958
Refined product pipelines:
Third party revenues	69,031	59,333	179,557	163,580
Intersegment revenues	1,580	—	1,580	—

Total refined product pipelines	70,611	59,333	181,137	163,580
Crude oil pipelines	15,612	15,072	38,077	43,989
Crude oil storage tanks	11,977	12,051	34,379	35,468
Other	41,560	—	42,106	—

Total segment revenues	397,000	291,023	1,014,874	844,995
Less consolidation and intersegment eliminations	2,458	—	3,002	—

Total revenues	$394,542	$291,023	$1,011,872	$844,995

Operating income (loss):
Refined product terminals	$32,604	$26,602	$89,868	$75,474
Refined product pipelines	29,144	22,209	66,428	62,176
Crude oil pipelines	9,588	9,236	22,535	27,634
Crude oil storage tanks	7,421	7,721	20,252	22,702
Other	(4,568)	—	(5,410)	—

Total segment operating income	74,189	65,768	193,673	187,986
Less general and administrative expenses	16,118	11,388	48,607	30,323
Less intersegment eliminations	185	—	185	—

Total operating income	$57,886	$54,380	$144,881	$157,663

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total assets by reportable segment were as follows:

	September 30, 2007	December 31, 2006
	(Thousands of Dollars)
Refined product terminals	$1,941,760	$1,830,584
Refined product pipelines	1,246,700	1,250,466
Crude oil pipelines	128,946	132,407
Crude oil storage tanks	193,515	197,902
Other segment	39,385	—

Total segment assets	3,550,306	3,411,359
Other partnership assets assets and other noncurrent assets)	102,299	82,849

Total consolidated assets	$3,652,605	$3,494,208

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

NuStar Energy L.P. has no operations, and its assets consist mainly of its investments in NuStar Logistics and KPOP. NuStar Logistics and KPOP own and operate pipelines, terminals and storage tanks and are issuers of publicly traded senior notes. The senior notes issued by NuStar Logistics and KPOP are fully and unconditionally guaranteed by NuStar Energy L.P. In addition, both NuStar Logistics and KPOP fully and unconditionally guaranteed the outstanding senior notes of the other.

As a result, the following condensed consolidating financial statements are presented for 2007 and 2006 as an alternative to providing separate financial statements for NuStar Logistics and KPOP.

Condensed Consolidating Balance Sheet

September 30, 2007

(Thousands of Dollars)

	NuStar Energy L.P.	NuStar Logistics	KPOP	Non- Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Current assets	$155	$182,727	$666,198	$380,281	$(961,470)	$267,891
Property and equipment, net	—	930,405	666,794	842,770	—	2,439,969
Intangible assets, net	—	3,758	—	45,684	—	49,442
Goodwill	—	18,590	170,652	596,979	—	786,221
Investment in wholly owned subsidiaries	2,350,419	8,173	719,561	1,413,009	(4,491,162)	—
Investments in joint ventures	—	16,470	—	62,033	—	78,503
Deferred income tax asset	—	—	—	11,503	—	11,503
Deferred charges and other assets, net	75	13,897	438	4,666	—	19,076

Total assets	$2,350,649	$1,174,020	$2,223,643	$3,356,925	$(5,452,632)	$3,652,605

Liabilities and Partners’ Equity
Current liabilities	$505,023	$41,308	$26,570	$546,673	$(961,285)	$158,289
Long-term debt, less current portion	—	930,014	540,626	42,857	—	1,513,497
Long-term payable to related party	—	—	—	5,700	—	5,700
Deferred income tax liability	—	—	—	36,330	—	36,330
Other long-term liabilities	—	7,013	1,755	56,853	—	65,621
Partners’ equity	1,845,626	195,685	1,654,692	2,668,512	(4,491,347)	1,873,168

Total liabilities and partners’ equity	$2,350,649	$1,174,020	$2,223,643	$3,356,925	$(5,452,632)	$3,652,605

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2006

(Thousands of Dollars)

	NuStar Energy L.P.	NuStar Logistics	KPOP	Non- Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Current assets	$403	$115,210	$653,221	$145,807	$(701,643)	$212,998
Property and equipment, net	—	935,109	676,494	733,532	—	2,345,135
Intangible assets, net	—	3,427	—	50,105	—	53,532
Goodwill	—	4,715	172,116	597,610	—	774,441
Investment in wholly owned subsidiaries	2,372,469	24,172	668,796	1,345,791	(4,411,228)	—
Investments in joint ventures	—	15,902	—	58,175	—	74,077
Deferred income tax liability	—	—	—	11,342	—	11,342
Deferred charges and other assets, net	228	5,807	604	16,044	—	22,683

Total assets	$2,373,100	$1,104,342	$2,171,231	$2,958,406	$(5,112,871)	$3,494,208

Liabilities and Partners’ Equity
Current liabilities	$504,238	$44,397	$29,385	$280,358	$(701,643)	$156,735
Long-term debt, less current portion	—	767,031	545,571	41,118	—	1,353,720
Long-term payable to related party	—	—	—	5,749	—	5,749
Deferred income tax liability	—	—	—	32,926	—	32,926
Other long-term liabilities	—	5,797	3,517	60,083	—	69,397
Partners’ equity	1,868,862	287,117	1,592,758	2,538,172	(4,411,228)	1,875,681

Total liabilities and partners’ equity	$2,373,100	$1,104,342	$2,171,231	$2,958,406	$(5,112,871)	$3,494,208

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2007

(Thousands of Dollars)

	NuStar Energy L.P.	NuStar Logistics	KPOP	Non- Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$79,072	$38,341	$279,586	$(2,457)	$394,542
Costs and expenses	833	42,849	28,750	266,496	(2,272)	336,656

Operating income	(833)	36,223	9,591	13,090	(185)	57,886

Equity earnings in subsidiaries	52,046	(4,578)	16,547	20,024	(84,039)	—
Equity earnings from joint ventures	—	14	—	1,599	—	1,613
Interest expense, net	—	(13,569)	(6,199)	387	—	(19,381)
Other income, net	—	6,742	82	7,842	—	14,666

Income before income tax expense	51,213	24,832	20,021	42,942	(84,224)	54,784
Income tax expense	—	361	—	3,210	—	3,571

Net income	$51,213	$24,471	$20,021	$39,732	$(84,224)	$51,213

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2006

(Thousands of Dollars)

	NuStar Energy L.P.	NuStar Logistics	KPOP	Non- Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$68,713	$31,013	$191,550	$(253)	$291,023
Costs and expenses	730	36,563	26,363	173,240	(253)	236,643

Operating income	(730)	32,150	4,650	18,310	—	54,380

Equity earnings in subsidiaries	41,899	(19)	19,923	19,857	(81,660)	—
Equity earnings from joint ventures	—	404	—	1,060	—	1,464
Interest expense, net	—	(9,703)	(4,684)	(2,219)	—	(16,606)
Other income (expense), net	—	(6)	(34)	1,357	—	1,317

Income before income tax expense	41,169	22,826	19,855	38,365	(81,660)	40,555
Income tax benefit	—	—	—	(614)	—	(614)

Net income	$41,169	$22,826	$19,855	$38,979	$(81,660)	$41,169

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2007

(Thousands of Dollars)

	NuStar Energy L.P.	NuStar Logistics	KPOP	Non- Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$199,390	$106,573	$708,910	$(3,001)	$1,011,872
Costs and expenses	1,186	127,188	76,528	664,905	(2,816)	866,991

Operating income	(1,186)	72,202	30,045	44,005	(185)	144,881

Equity earnings in subsidiaries	123,219	(6,048)	50,766	61,939	(229,876)	—
Equity earnings from joint ventures	—	568	—	4,402	—	4,970
Interest expense, net	—	(39,439)	(19,014)	766	—	(57,687)
Other income, net	—	27,392	136	11,387	—	38,915

Income before income tax expense	122,033	54,675	61,933	122,499	(230,061)	131,079
Income tax expense	—	922	—	8,124	—	9,046

Net income	$122,033	$53,753	$61,933	$114,375	$(230,061)	$122,033

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2006

(Thousands of Dollars)

	NuStar Energy L.P.	NuStar Logistics	KPOP	Non- Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$194,091	$85,121	$566,522	$(739)	$844,995
Costs and expenses	1,735	104,528	68,795	513,013	(739)	687,332

Operating income	(1,735)	89,563	16,326	53,509	—	157,663

Equity earnings in subsidiaries	113,908	216	53,160	51,057	(218,341)	—
Equity earnings from joint ventures	—	549	—	3,965	—	4,514
Interest expense, net	—	(26,545)	(18,719)	(3,642)	—	(48,906)
Other income (expense), net	—	41	(32)	1,267	—	1,276

Income from continuing operations before income tax expense	112,173	63,824	50,735	106,156	(218,341)	114,547
Income tax expense	—	—	—	1,997	—	1,997

Income from continuing operations	112,173	63,824	50,735	104,159	(218,341)	112,550
Income (loss) from discontinued operations, net of income tax	—	—	317	(694)	—	(377)

Net income	$112,173	$63,824	$51,052	$103,465	$(218,341)	$112,173

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2007

(Thousands of Dollars)

	NuStar Energy L.P.	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$122,033	$53,753	$61,933	$114,375	$(230,061)	$122,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	—	34,793	18,788	31,155	—	84,736
Equity earnings, net of distributions	22,050	5,480	(50,766)	(65,782)	84,592	(4,426)
Changes in current assets and liabilities and other	(353)	(3,078)	(9,634)	(42,621)	185	(55,501)

Net cash provided by (used in) operating activities	143,730	90,948	20,321	37,127	(145,284)	146,842

Cash flows from investing activities:
Capital expenditures	—	(42,435)	(9,068)	(118,927)	—	(170,430)
Proceeds from sale of assets	—	67	12	4,705	—	4,784
Investment in other noncurrent assets	—	(58)	—	(4)	—	(62)
Proceeds from sale of net profit interest in coal mine	—	—	—	7,250	—	7,250
Other	—	23	—	250	—	273

Net cash used in investing activities	—	(42,403)	(9,056)	(106,726)	—	(158,185)

Cash flows from financing activities:
Distributions to unitholders and general partner	(145,269)	(145,269)	—	(15)	145,284	(145,269)
Repayments of notes payable	—	(6,106)	—	—	—	(6,106)
Proceeds from long-term debt borrowings	—	440,515	—	—	—	440,515
Long-term debt repayments	—	(280,067)	—	—	—	(280,067)
Net intercompany borrowings (repayments)	1,539	(72,450)	(10,751)	81,662	—	—
Other	—	4,105	—	1,547	—	5,652

Net cash provided by (used in) financing activities	(143,730)	(59,272)	(10,751)	83,194	145,284	14,725

Effect of foreign exchange rate changes on cash	—	486	—	3,665	—	4,151
Net increase (decrease) in cash and cash equivalents	—	(10,241)	514	17,260	—	7,533
Cash and cash equivalents at the beginning of the period	137	12,345	992	55,364	—	68,838

Cash and cash equivalents at the end of the period	$137	$2,104	$1,506	$72,624	$—	$76,371

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2006

(Thousands of Dollars)

	NuStar Energy L.P.	NuStar Logistics	KPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$112,173	$63,824	$51,052	$103,465	$(218,341)	$112,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	—	28,023	18,326	27,673	—	74,022
Equity earnings, net of distributions	21,688	(765)	(53,160)	(51,044)	82,732	(549)
Changes in operating assets and liabilities and other	(2,480)	(6,648)	(8,843)	14,304	—	(3,667)

Net cash provided by (used in) operating activities	131,381	84,434	7,375	94,398	(135,609)	181,979

Cash flows from investing activities:
Capital expenditures	—	(26,104)	(6,530)	(37,681)	—	(70,315)
Proceeds from sale of assets	—	8	58	70,126	—	70,192
Acquisition and investment in noncurrent assets	—	(14,423)	(50)	(7,758)	—	(22,231)
Other	(77)	(6,259)	26,604	(21,658)	6,435	5,045

Net cash provided by (used in) investing activities	(77)	(46,778)	20,082	3,029	6,435	(17,309)

Cash flows from financing activities:
Distributions to unitholders and general partner	(135,596)	(135,596)	—	(13)	135,609	(135,596)
Proceeds from long-term debt borrowings	—	59,000	—	—	—	59,000
Long-term debt repayments	—	(48,480)	—	—	—	(48,480)
Net intercompany borrowings (repayments)	4,074	107,954	(26,879)	(85,149)	—	—
Other	352	(7,054)	—	4,878	(6,435)	(8,259)

Net cash provided by (used in) financing activities	(131,170)	(24,176)	(26,879)	(80,284)	129,174	(133,335)

Effect of foreign exchange rate changes on cash	—	—	—	(660)	—	(660)
Net increase in cash and cash equivalents	134	13,480	578	16,483	—	30,675
Cash and cash equivalents at the beginning of the period	10	1,590	114	34,340	—	36,054

Cash and cash equivalents at the end of the period	$144	$15,070	$692	$50,823	$—	$66,729

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	SUBSEQUENT EVENT

On November 6, 2007, we entered into a definitive agreement to acquire CITGO Asphalt Refining Company’s asphalt operations and assets for $450 million, plus an estimated $100 million for working capital. The purchased assets include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals on the East coast with a combined storage capacity of 4.8 million barrels.

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

Refined Product Terminals. We own 54 terminals in the United States that provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including crude oil and other feedstocks. We also own international terminal operations on the island of St. Eustatius in the Caribbean and in Point Tupper in Nova Scotia, Canada, the United Kingdom, the Netherlands and in Nuevo Laredo, Mexico.

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

Other. The other segment consists of our product marketing and trading organization, which we created to capitalize on opportunities to optimize the use and profitability of our assets, to manage our risk as we diversify our business and to enhance our competitive position when pursuing acquisitions. Revenues included in the other segment, which began in the second quarter of 2007, relate to the purchase of heavy fuel oil, asphalt and refined products for resale to third parties. Also included in revenues are the mark-to-market results of our limited trading program.

We provide transportation, storage services and ancillary services to our customers. The following factors affect the results of our operations:

•	company-specific factors, such as integrity issues and maintenance requirements that impact the throughput rates of our assets;

•	seasonal factors that affect the demand for refined products and fertilizers transported by and/or stored in our assets;

•	industry factors, such as changes in the prices of petroleum products that affect demand and operations of our competitors;

•	factors such as seasonal inventory levels, commodity price volatility and market structure that impact our marketing and trading organization; and

•	other factors such as refinery utilization rates and maintenance turnaround schedules that impact the operations of refineries served by our assets.

Recent Development

On November 6, 2007, we entered into a definitive agreement to acquire CITGO Asphalt Refining Company’s asphalt operations and assets for $450 million, plus an estimated $100 million for working capital. The purchased assets include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals on the East coast with a combined storage capacity of 4.8 million barrels.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,
	2007	2006	Change
Statement of Income Data:
Revenues:
Services revenues	$185,979	$161,888	$24,091
Product sales	208,563	129,135	79,428

Total revenues	394,542	291,023	103,519

Costs and expenses:
Cost of product sales	199,023	117,759	81,264
Operating expenses	91,981	82,502	9,479
General and administrative expenses	16,118	11,388	4,730
Depreciation and amortization expense	29,534	24,994	4,540

Total costs and expenses	336,656	236,643	100,013

Operating income	57,886	54,380	3,506
Equity earnings from joint ventures	1,613	1,464	149
Interest expense, net	(19,381)	(16,606)	(2,775)
Other income, net	14,666	1,317	13,349

Income before income tax expense (benefit)	54,784	40,555	14,229
Income tax expense (benefit)	3,571	(614)	4,185

Net income	51,213	41,169	10,044
Less net income applicable to general partner	(5,842)	(4,310)	(1,532)

Net income applicable to limited partners	$45,371	$36,859	$8,512

Weighted-average number of basic units outstanding	46,809,749	46,809,749	—

Net income per unit applicable to limited partners	$0.97	$0.79	$0.18

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended September 30,
	2007	2006	Change
Refined Product Terminals:
Throughput (barrels/day)	267,546	267,144	402
Throughput revenues	$14,092	$13,273	$819
Storage lease revenues	76,888	62,925	13,963
Product sales (bunkering)	166,260	128,369	37,891

Total revenues	257,240	204,567	52,673
Cost of product sales	154,828	117,161	37,667
Operating expenses	55,828	49,555	6,273
Depreciation and amortization expense	13,980	11,249	2,731

Segment operating income	$32,604	$26,602	$6,002

Refined Product Pipelines:
Throughput (barrels/day)	719,385	722,952	(3,567)
Throughput revenues	$68,288	$58,567	$9,721
Product sales	2,323	766	1,557

Total revenues	70,611	59,333	11,278
Cost of product sales	1,989	598	1,391
Operating expenses	27,862	25,972	1,890
Depreciation and amortization expense	11,616	10,554	1,062

Segment operating income	$29,144	$22,209	$6,935

Crude Oil Pipelines:
Throughput (barrels/day)	410,758	410,211	547
Throughput revenues	$15,612	$15,072	$540
Operating expenses	4,815	4,559	256
Depreciation and amortization expense	1,209	1,277	(68)

Segment operating income	$9,588	$9,236	$352

Crude Oil Storage Tanks:
Throughput (barrels/day)	576,965	513,904	63,061
Throughput revenues	$11,977	$12,051	$(74)
Operating expenses	2,650	2,416	234
Depreciation and amortization expense	1,906	1,914	(8)

Segment operating income	$7,421	$7,721	$(300)

Other:
Product sales	$41,560	—	$41,560
Cost of product sales	43,796	—	43,796
Operating expenses	1,509	—	1,509
Depreciation and amortization expense	823	—	823

Segment operating income	$(4,568)	$—	$(4,568)

Segment Operating Highlights – (Continued)

(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended September 30,
	2007	2006	Change
Consolidation and Intersegment Eliminations:
Throughput and storage lease revenues	$(878)	$—	$(878)
Product sales	(1,580)	—	(1,580)

Total revenues	(2,458)	—	(2,458)
Cost of product sales	(1,590)	—	(1,590)
Operating expenses	(683)	—	(683)

Total	$(185)	$—	$(185)

Consolidated Information:
Revenues	$394,542	$291,023	$103,519
Cost of product sales	199,023	117,759	81,264
Operating expenses	91,981	82,502	9,479
Depreciation and amortization expense	29,534	24,994	4,540

Segment operating income	74,004	65,768	8,236
General and administrative expenses	16,118	11,388	4,730

Consolidated operating income	$57,886	$54,380	$3,506

Highlights

Net income increased $10.0 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, due to higher segmental operating income and an increase in other income, partially offset by increased general and administrative expense, interest expense and income tax expense.

Total segment operating income increased $8.2 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, primarily due to a $6.9 million increase in operating income for the refined product pipelines segment, a $6.0 million increase in operating income for the refined product terminals segment, partially offset by $4.6 million decrease in operating income for the other segment.

The throughputs on the refined product pipelines, the refined product terminals and the crude oil pipelines segments were affected by a fire at Valero Energy’s McKee refinery in February 2007, which shut down the refinery through mid-April. After the refinery restarted in mid-April, its throughputs increased throughout the second quarter and was near capacity by July 2007.

Refined Product Terminals

Revenues increased by $52.7 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, primarily due to an increase in product sales of $37.9 million relating to bunker fuel due to both increased vessel calls and an increase in the market price per metric ton at our St. Eustatius facility. Storage lease revenues increased $14.0 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, due to the following:

•	an increase of $5.4 million resulting from the St. James terminal acquisition which occurred in December 2006;

•

an increase in storage lease terminal revenues of $7.2 million primarily due to additional customers, contract extensions by current customers, higher reimbursable project revenue and the effect of foreign exchange rates; and

•	an increase in revenues of $1.4 million at our St. Eustatius facility due to leasing additional storage capacity that resulted from completed tank expansion projects.

Cost of product sales increased $37.7 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, consistent with the increase in product sales revenues. Cost of product sales reflects the cost of bunker fuel sold to marine vessels at our St. Eustatius facility in the Caribbean.

Operating expenses increased $6.3 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, primarily due to higher reimbursable project expenses and higher operating expenses at our St. Eustatius facility resulting from increased vessel calls. Reimbursable project expenses are charged back to our customers, and its increase is consistent with the increase in reimbursable project revenues. Operating expenses also increased due to the acquisition of the St. James terminal in December 2006 and increased additive usage at several of our domestic terminals.

Depreciation and amortization expense increased $2.7 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, primarily due to the acquisition of the St. James terminal in December 2006 and the completion of various capital projects, including the first phase of the St. Eustatius tank expansion in the second quarter of 2007.

Refined Product Pipelines

Throughputs decreased 3,567 barrels per day for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, primarily due to the impact of the McKee refinery fire, offset by increased throughputs on the East, Ammonia and Burgos pipelines. Despite lower overall throughputs, revenues increased by $11.3 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, primarily due to:

•	higher tariff rates on virtually all of the refined product pipelines as the annual index adjustment was effective July 1, 2007;

•	increased revenues and throughputs on the East and Ammonia pipelines due to a record corn crop, increased product sales and other favorable market conditions; and

•

increased revenues on the Burgos pipeline due to our receipt of an annual throughput deficiency payment in September 2007. In addition, revenues increased due to a full quarter of operations in the third quarter of 2007 as the Burgos pipeline commenced operations in the middle of the third quarter of 2006.

Cost of product sales increased $1.4 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, consistent with the increase in product sales revenues.

Operating expenses increased $1.9 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, primarily due to higher maintenance and environmental costs, partially offset by decreased property taxes on several of the pipeline segments due to changes in property appraisals.

Depreciation and amortization expense increased by $1.1 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, mainly due to increased amortization of deferred costs in connection with the throughput deficiency payment discussed above. In addition, depreciation and amortization expense increased due to the completion of various other capital projects.

Crude Oil Pipelines

Revenues increased $0.5 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, mainly due to higher tariff rates on virtually all of the crude oil pipelines as the annual index adjustment was effective July 1, 2007.

Crude Oil Storage Tanks

Throughputs increased 63,061 barrels per day for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, primarily due to a change in the Corpus Christi (North Beach) crude oil storage tank agreement from a storage lease to a throughput fee agreement effective January 1, 2007. Throughputs for the Corpus Christi (North Beach) crude oil storage tanks were not reported prior to January 1, 2007. However, revenues decreased by $0.1 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, primarily due to lower throughputs at Valero Energy’s Texas City refinery.

Other

The other segment primarily consists of our marketing and trading organization. This organization purchases heavy fuel oil, asphalt and refined products for resale to third parties. We manage our exposure to price risk associated with these inventories by entering into economic hedges. Additionally, we engage in a limited trading program whereby we enter into derivative commodity instruments for the purpose of generating a profit on market fluctuations. Revenues include the sales of our inventories to third parties and the mark-to-market effects of our trading program. Cost of sales include the cost of our inventories and the mark-to-market effects of our economic hedges. For the three months ended September 30, 2007, our cost of sales exceeded revenues by $2.2 million primarily due to mark-to-market losses recognized in the third quarter. A portion of these mark-to-market losses related to hedges of physical inventories that will be sold and the margin recognized in the fourth quarter. Operating expenses primarily consist of salaries and wages and terminal storage fees.

General

General and administrative expenses increased by $4.7 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, primarily due to the following:

•

increased headcount primarily resulting from a reduction in administrative services received from Valero Energy and increased information systems costs as a result of the separation from Valero Energy;

•	increased professional fees primarily related to integration consulting and external legal costs; and

•	increased rent expense due to our new headquarters.

Partially offsetting these increases was a decrease in insurance expense and a decrease in unit option and restricted unit compensation expense as a result of the decrease in the NuStar Energy L.P. unit price during the third quarter of 2007, while the unit price increased in the third quarter of 2006.

Interest expense increased by $2.8 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, primarily due to higher average debt balances arising from borrowings used primarily to fund the acquisition of the St. James crude oil storage facility in December 2006 and various terminal expansion projects, partially offset by capitalized interest.

Other income increased by $13.3 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, primarily due to the sale of a net profit interest in Wyoming coal properties for $7.3 million and business interruption insurance income of $5.4 million associated with the McKee refinery fire. Partially offsetting these increases were foreign exchange losses totaling approximately $2.7 million relating to a loan between our Canadian subsidiary and one of our U.S. subsidiaries. Proceeds from the business interruption insurance settlement are included in cash flows from operating activities on the consolidated statements of cash flows.

Income tax expense increased $4.2 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. Income tax expense was higher in 2007 primarily due to adjustments resulting from the filing of our 2006 income tax returns, the impact of the Texas margin tax effective January 1, 2007, recording a valuation allowance related to a capital loss carryforward in Canada and other adjustments. These increases were partially offset by a reduction in the United Kingdom income tax rate in the third quarter of 2007.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Nine Months Ended September 30,
	2007	2006	Change
Statement of Income Data:
Revenues:
Services revenues	$503,321	$461,911	$41,410
Product sales	508,551	383,084	125,467

Total revenues	1,011,872	844,995	166,877

Costs and expenses:
Cost of product sales	475,011	350,260	124,751
Operating expenses	258,637	232,727	25,910
General and administrative expenses	48,607	30,323	18,284
Depreciation and amortization expense	84,736	74,022	10,714

Total costs and expenses	866,991	687,332	179,659

Operating income	144,881	157,663	(12,782)
Equity earnings from joint ventures	4,970	4,514	456
Interest expense, net	(57,687)	(48,906)	(8,781)
Other income, net	38,915	1,276	37,639

Income from continuing operations before income tax expense	131,079	114,547	16,532
Income tax expense	9,046	1,997	7,049

Income from continuing operations	122,033	112,550	9,483

Loss from discontinued operations, net of income tax	—	(377)	377

Net income	122,033	112,173	9,860
Less net income applicable to general partner	(15,414)	(12,550)	(2,864)

Net income applicable to limited partners	$106,619	$99,623	$6,996

Weighted-average number of basic units outstanding	46,809,749	46,809,749	—

Income (loss) per unit applicable to limited partners:
Continuing operations	$2.28	$2.14	$0.14
Discontinued operations	—	(0.01)	0.01

Net income	$2.28	$2.13	$0.15

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Nine Months Ended September 30,
	2007	2006	Change
Refined Product Terminals:
Throughput (barrels/day)	242,228	261,619	(19,391)
Throughput revenues	$37,392	$36,689	$703
Storage lease revenues	218,044	182,951	35,093
Product sales (bunkering)	463,739	382,318	81,421

Total revenues	719,175	601,958	117,217
Cost of product sales	429,391	349,662	79,729
Operating expenses	159,350	143,626	15,724
Depreciation and amortization expense	40,566	33,196	7,370

Segment operating income	$89,868	$75,474	$14,394

Refined Product Pipelines:
Throughput (barrels/day)	661,709	711,215	(49,506)
Throughput revenues	$176,851	$162,814	$14,037
Product sales	4,286	766	3,520

Total revenues	181,137	163,580	17,557
Cost of product sales	3,051	598	2,453
Operating expenses	77,770	69,510	8,260
Depreciation and amortization expense	33,888	31,296	2,592

Segment operating income	$66,428	$62,176	$4,252

Crude Oil Pipelines:
Throughput (barrels/day)	369,184	426,129	(56,945)
Revenues	$38,077	$43,989	$(5,912)
Operating expenses	11,839	12,546	(707)
Depreciation and amortization expense	3,703	3,809	(106)

Segment operating income	$22,535	$27,634	$(5,099)

Crude Oil Storage Tanks:
Throughput (barrels/day)	560,394	503,769	56,625
Revenues	$34,379	$35,468	$(1,089)
Operating expenses	8,371	7,045	1,326
Depreciation and amortization expense	5,756	5,721	35

Segment operating income	$20,252	$22,702	$(2,450)

Other:
Product sales	$42,106	—	$42,106
Cost of product sales	44,166	—	44,166
Operating expenses	2,527	—	2,527
Depreciation and amortization expense	823	—	823

Segment operating income	$(5,410)	$—	$(5,410)

Segment Operating Highlights – (Continued)

(Thousands of Dollars, Except Barrels/Day Information)

	Nine Months Ended September 30,
	2007	2006	Change
Consolidation and Intersegment Eliminations:
Throughput and storage lease revenues	$(1,422)	$—	$(1,422)
Product sales	(1,580)	—	(1,580)

Total revenues	(3,002)	—	(3,002)
Cost of product sales	(1,597)	—	(1,597)
Operating expenses	(1,220)	—	(1,220)

Total	$(185)	$—	$(185)

Consolidated Information:
Revenues	$1,011,872	$844,995	$166,877
Cost of product sales	475,011	350,260	124,751
Operating expenses	258,637	232,727	25,910
Depreciation and amortization expense	84,736	74,022	10,714

Segment operating income	193,488	187,986	5,502
General and administrative expenses	48,607	30,323	18,284

Consolidated operating income	$144,881	$157,663	$(12,782)

Highlights

Net income increased $9.9 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, due to higher segmental operating income and an increase in other income, partially offset by increased general and administrative expense, interest expense and income tax expense.

Total segment operating income increased $5.5 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to a $14.4 million increase in operating income for the refined product terminals segment and a $4.3 million increase in operating income for the refined product pipelines segment, partially offset by a $5.4 million decrease in operating income for the other segment, a $5.1 million decrease in operating income for the crude oil pipelines segment and a $2.5 million decrease in operating income for the crude oil storage tanks segment.

The throughputs on the refined product pipelines, the refined product terminals and the crude oil pipelines segments were affected by a fire at Valero Energy’s McKee refinery in February 2007, which shut down the refinery through mid-April. After the refinery restarted in mid-April, its throughputs increased throughout the second quarter, and it was near capacity by July 2007.

Refined Product Terminals

Revenues increased by $117.2 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to an increase in product sales of $92.9 million relating to bunker fuel due to increased vessel calls at our St. Eustatius facility, partially offset by a decrease in product sales of $11.5 million at our Point Tupper facility due to decreased vessel calls. Storage lease revenues increased $35.1 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, due to the following:

•	and increase of $15.8 million resulting from the St. James terminal acquisition which occurred in December 2006;

•

an increase in storage lease terminal revenues of $17.4 million due to additional customers, increased storage utilization and contract extensions by current customers, higher reimbursable project revenue and the effect of foreign exchange rates; and

•	an increase in revenues of $1.9 million at our St. Eustatius facility due to leasing additional storage capacity that resulted from completed tank expansion projects.

Despite lower revenues and throughputs related to our terminals serving the McKee refinery, our revenues increased $0.7 million primarily due to increased throughput at our terminals serving Valero Energy’s Three Rivers refinery.

Cost of product sales increased $79.7 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, consistent with the increase in product sales revenues. Cost of product sales reflects the cost of bunker fuel sold to marine vessels at our facilities at St. Eustatius in the Caribbean and Point Tupper in Nova Scotia, Canada.

Operating expenses increased $15.7 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to higher reimbursable project expenses. Reimbursable project expenses are charged back to our customers, and its increase is consistent with the increase in reimbursable project revenues. Operating expenses also increased due to higher salaries and wages, the acquisition of the St. James terminal in December 2006, and higher operating expenses at our St. Eustatius facility resulting from increased vessel calls.

Depreciation and amortization expense increased $7.4 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, due to the acquisition of the St. James terminal in December 2006 and the completion of various capital projects, including the first phase of the St. Eustatius tank expansion.

Refined Product Pipelines

Throughputs decreased 49,506 barrels per day for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to the impact of the McKee refinery fire, offset by increased throughputs on the East Pipeline, North Pipeline and Ammonia Pipeline. Despite lower overall throughputs, revenues increased by $17.6 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to:

•	higher tariff rates on virtually all of the refined product pipelines as the annual index adjustment was effective July 1, 2007;

•

increased revenues and throughputs on the East Pipeline due to the closing of one of our competitor’s terminals in the second quarter of 2007 and increased volumes through our North Platte, Nebraska terminal to supply the Colorado market. The East Pipeline also experienced increased throughput due to a turnaround at the Conoco Phillips Ponca City Refinery in prior year and increased product sales;

•	increased revenues on the Ammonia Pipeline due to a record corn crop;

•

increased revenues on the Burgos pipeline due to our receipt of an annual throughput deficiency payment in September 2007. In addition, revenues increased due to nine months of operations in 2007 as the Burgos pipeline commenced operations in the middle of the third quarter of 2006.

Cost of product sales increased $2.5 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, consistent with the increase in product sales revenues.

Operating expenses increased $8.3 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to higher salaries and wages, higher maintenance and environmental costs, partially offset by lower power costs as a result of decreased throughputs as a consequence of the McKee refinery fire.

Depreciation and amortization expense increased by $2.6 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, mainly due to increased amortization of deferred costs in connection with the throughput deficiency payment discussed above. In addition, depreciation and amortization expense increased due to the completion of various other capital projects.

Crude Oil Pipelines

Throughputs and revenues decreased for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to the impact of the McKee refinery fire.

Crude Oil Storage Tanks

Throughputs increased 56,625 barrels per day for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to a change in the Corpus Christi (North Beach) crude oil storage tank agreement from a storage lease to a throughput fee agreement effective January 1, 2007. Throughputs for the Corpus Christi (North Beach) crude oil storage tanks were not reported prior to January 1, 2007. However, revenues decreased by $1.1 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to turnarounds at Valero Energy’s Benicia, Three Rivers and Corpus Christi refineries and operating issues at Valero Energy’s Texas City refinery in January 2007. The Corpus Christi refinery further experienced multiple operating issues during the first half of 2007.

Operating expenses increased by $1.3 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to increased wharfage and dockage expenses at the Corpus Christi (North Beach) facility.

Other

The other segment primarily consists of our marketing and trading organization. This organization purchases heavy fuel oil, asphalt and refined products for resale to third parties. We manage our exposure to price risk associated with these inventories by entering into economic hedges. Additionally, we engage in a limited trading program whereby we enter into derivative commodity instruments for the purpose of generating a profit on market fluctuations. Revenues include the sales of our inventories to third parties and the mark-to-market effects of our trading program. Cost of sales include the cost of our inventories and the mark-to-market effects of our economic hedges. For the nine months ended September 30, 2007, our cost of sales exceeded revenues by $2.1 million primarily due to mark-to-market losses recognized in the third quarter. A portion of these mark-to-market losses related to hedges of physical inventories that will be sold and the margin recognized in the fourth quarter. Operating expenses primarily consist of salaries and wages and terminal storage fees.

General

General and administrative expenses increased by $18.3 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to the following:

•

increased expenses associated with unit option and restricted unit compensation expense as a result of the increase in the NuStar Energy L.P. unit price and an increase in the number of awards outstanding;

•

increased headcount primarily resulting from a reduction in administrative services received from Valero Energy and increased information systems costs as a result of the separation from Valero Energy;

•	increased professional fees primarily related to external legal costs; and

•	increased rent expense due to our new headquarters.

Interest expense increased by $8.8 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to higher average debt balances arising from borrowings used to fund the acquisition of the St. James crude oil storage facility in December 2006 and various terminal expansion projects combined with higher interest rates, partially offset by capitalized interest.

Other income increased by $37.6 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to a $13.0 million payment from Valero Energy for exercising its option to terminate the 2007 Services Agreement, business interruption insurance income of $12.5 million associated with the McKee refinery fire, the sale of a net profit interest in Wyoming coal properties for $7.3 million and a gain of $5.2 million related to a settlement for the dock damage at our Westwego terminal. Partially offsetting these increases are foreign exchange losses totaling approximately $6.1 million relating to a loan between our Canadian subsidiary and one of our U.S. subsidiaries. Proceeds from the business interruption insurance settlement are included in cash flows from operating activities on the consolidated statements of cash flows.

Income tax expense increased $7.0 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Income tax expense was higher in 2007 primarily due to adjustments resulting from the filing of our 2006 income tax returns, the impact of the Texas margin tax effective January 1, 2007, recording a valuation allowance related to a capital loss carryforward in Canada and other adjustments. These increases were partially offset by a reduction in the United Kingdom income tax rate in the third quarter of 2007.

Related Party Transactions

Services Agreement

Prior to our separation from Valero Energy, the employees of NuStar GP, LLC were provided to us under the terms of various services agreements between us and Valero Energy. The terms of these services agreements generally provided that the costs of employees who performed services directly on our behalf, including salaries, wages and employee benefits, were charged directly to us. In addition, Valero Energy charged us an administrative services fee, which was $0.3 million and $1.3 million for the three and nine months ended September 30, 2006, respectively.

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

On April 16, 2007, Valero Energy exercised its option to terminate the 2007 Services Agreement. As a result, Valero Energy will cease providing services over a period of time sufficient to allow us to assume those functions. As of September 30, 2007, Valero Energy continues to provide certain human resource services, which are expected to terminate at the end of the year. Additionally, since Valero Energy elected to terminate the 2007 Services Agreement prior to December 31, 2010, they paid us a termination fee of $13.0 million in May 2007.

Outlook

We expect Valero Energy’s McKee refinery fire to have a minimal effect on our operations in the fourth quarter of 2007, as the refinery is currently running at or near capacity. Even though we believe we have adequate insurance to cover the amount of losses resulting from the McKee refinery fire, we cannot precisely predict the timing or amounts of insurance proceeds we will receive. As a result, the timing of receiving insurance proceeds will affect our earnings and cash flows in any particular quarter over the next few quarters until we finalize the insurance claim.

We expect our results in the fourth quarter to be lower than the third quarter mainly due to a seasonal decline in product demand, higher operating expenses as we experience increased maintenance activity in the fourth quarter and a lack of one-time income items that we experienced throughout 2007. We may also experience additional volatility in our earnings and cash flows, as we will be exposed to commodity price risk related to the marketing and trading organization.

Despite the decrease from third quarter, we expect our results for the fourth quarter of 2007 to benefit from several of our terminal expansion projects coming on-line, increases in our pipeline tariffs effective July 1 and fewer turnarounds at the refineries we serve.

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

Cash Flows for the Nine Months Ended September 30, 2007 and 2006

Net cash provided by operating activities was $146.8 million for the nine months ended September 30, 2007 compared to $182.0 million for the nine months ended September 30, 2006. This decrease was primarily due to an increase in inventory related to the marketing and trading organization and increases in other working capital accounts. Net cash provided by operating activities for the nine months ended September 30, 2007 was used to fund distributions to unitholders and the general partner in the aggregate amount of $145.3 million. The proceeds from long-term debt borrowings, net of repayments, were used to fund a portion of our capital expenditures, primarily related to various terminal expansion projects.

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

Partners’ Equity

Cash Distributions. On July 26, 2007, we declared a quarterly cash distribution of $0.950 per unit, which was paid on August 14, 2007 to unitholders of record on August 7, 2007, totaling $49.9 million. On October 25, 2007, we declared a quarterly cash distribution of $0.985 per unit to be paid on November 14, 2007 to unitholders of record on November 8, 2007, which will total $52.1 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands of Dollars)
General partner interest	$1,041	$955	$2,992	$2,787
General partner incentive distribution	4,915	3,909	13,238	10,869

Total general partner distribution	5,956	4,864	16,230	13,656
Limited partners’ distribution	46,108	42,830	133,408	125,684

Total cash distributions	$52,064	$47,694	$149,638	$139,340

Cash distributions per unit applicable to limited partners	$0.985	$0.915	$2.850	$2.685

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

During the nine months ended September 30, 2007, we incurred reliability capital expenditures of $23.6 million, primarily related to system automation and maintenance upgrade projects at our terminals and pipelines. Strategic and other capital expenditures of $146.9 million during the nine months ended September 30, 2007, primarily related to the Amsterdam, St. Eustatius and St. James tank expansions and other terminal expansion projects, as well as expenditures required as a result of our separation from Valero Energy, such as separating our information systems and improvements made to our new headquarters.

For the full year of 2007, we expect to incur approximately $270.0 million of capital expenditures, including $42.0 million for reliability capital projects and $228.0 million for strategic and other capital projects, including $14.0 million for capital expenditures required as a result of our separation from Valero Energy. We continuously evaluate our capital budget and make changes as economic conditions warrant. If conditions warrant, our actual capital expenditures for 2007 may exceed the budgeted amounts.

As our marketing and trading organization continues to grow, we expect to continue to acquire inventory to support that organization. The timing of such purchases compared to the collection of cash from our customers related to sales may impact the amount of cash generated from our operations. However, we believe cash generated from operations combined with other sources of liquidity will be sufficient to fund our capital requirements in 2007.

Long-Term Contractual Obligations

Extension of Maturity Date

In accordance with the terms of our $600 Million Revolving Credit Agreement (Revolving Credit Agreement) and $525 Million Term Loan Agreement (Term Loan Agreement), we requested a one-year extension to the maturity dates of those agreements. In June 2007, the lenders consented to our request thereby extending the maturity dates of our Revolving Credit Agreement and our Term Loan Agreement to May 31, 2012.

Revolving Credit Agreement

The Revolving Credit Agreement bears interest based on either an alternative base rate or LIBOR, which was 5.8% as of September 30, 2007. As of September 30, 2007, we had $225.5 million available for borrowing under our Revolving Credit Agreement.

Interest Rate Swaps

As of September 30, 2007, the weighted-average interest rate for our interest rate swaps was 6.3%. As of September 30, 2007 and December 31, 2006, the aggregate estimated fair value of the interest rate swaps included in other long-term liabilities in our consolidated balance sheets was $3.0 million and $4.9 million, respectively.

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

Commitments

In the first quarter of 2007, we entered into a three-year agreement to purchase a minimum of 4.5 million barrels of bunker fuel at market prices for resale to our customers. We estimated the value of this commitment to be approximately $203.0 million, which will fluctuate with market prices.

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

Derivative and Financial Instruments

We began utilizing various derivative instruments to manage our exposure to commodity price risk and engage in a limited trading program in 2007. All derivative instruments are recorded in the consolidated balance sheet as either assets or liabilities at their fair value. We manage our exposure to price fluctuations with respect to our inventory of heavy fuels and refined products with economic hedges. Changes in the fair values of our economic hedges generally are offset, at least partially, by changes in the values of the hedged physical inventory. Our economic hedges do not receive hedge accounting treatment under Statement of Financial Accounting Standards No. 133 (Statement No. 133). We record these derivative instruments in the consolidated balance sheet at fair value with mark-to-market adjustments recorded in cost of sales. Trading derivative instruments are financial positions entered into without underlying physical inventory and are not considered economic hedges. We record these derivative instruments in the consolidated balance sheet at fair value, with mark-to-market adjustments recorded in revenues.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

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

	September 30, 2007
	Expected Maturity Dates
	2007	2008	2009	2010	2011	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$1,861	$660	$713	$770	$43,689	$833,980	$881,673	$916,481
Average interest rate	6.5%	8.0%	8.0%	8.0%	6.7%	6.6%	6.6%
Variable rate	$—	$—	$—	$—	$—	$596,562	$596,562	$596,562
Average interest rate	—	—	—	—	—	6.0%	6.0%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(3,000)
Average pay rate	6.3%	6.1%	6.5%	6.8%	7.0%	7.1%	6.7%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.2%	6.3%

	December 31, 2006
	Expected Maturity Dates
	2007	2008	2009	2010	2011	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$647	$660	$713	$770	$41,950	$854,049	$898,789	$939,191
Average interest rate	8.0%	8.0%	8.0%	8.0%	6.7%	6.6%	6.6%
Variable rate	$—	$—	$—	$—	$415,526	$—	$415,526	$415,526
Average interest rate	—	—	—	—	6.1%	—	6.1%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(4,908)
Average pay rate	7.0%	6.7%	6.7%	6.8%	6.9%	6.8%	6.8%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.2%	6.3%

Commodity Price Risk

We created a marketing and trading organization to capitalize on opportunities to optimize the use and profitability of our assets, to manage our risk as we diversify our business and to enhance our competitive position when pursuing acquisitions. We purchase heavy fuel oil, asphalt and refined products for resale to third parties, which exposes us to fluctuations in commodity prices.

We have a risk management group that has direct oversight responsibilities for our risk policies and our trading controls and procedures and certain aspects of risk management. Our risk management group also approves all new risk management strategies through a formal process.

We manage our exposure to price fluctuations with respect to our inventory of heavy fuels and refined products with economic hedges. The derivative instruments we use consist primarily of futures contracts and swaps traded on the NYMEX. Changes in the fair values of our economic hedges generally are offset, at least partially, by changes in the values of the hedged physical inventory. However, our economic hedges do not receive hedge accounting treatment under Statement of Financial Accounting Standards No. 133 (Statement No. 133). We record these derivative instruments in the consolidated balance sheet at fair value with mark-to-market adjustments recorded in cost of sales.

On a limited basis, we also enter into derivative commodity instruments based on our fundamental and technical analysis of market conditions in order to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered economic hedges. We record these derivative instruments in the consolidated balance sheet at fair value, with mark-to-market adjustments recorded in revenues.

	September 30, 2007
	Contract	Weighted Average		Fair Value of Current
	Volumes	Pay Price	Receive Price	Asset (Liability)
	(Thousands of Barrels)			(Thousands of Dollars)
Economic Hedges:
Futures – long:
(refined products)	171	$83.33	N/A	$409
Futures – short:
(refined products)	602	N/A	$88.52	(519)
Trading Activities:
Futures – long:
(crude oil and refined products)	395	$82.97	N/A	184
Futures – short:
(crude oil and refined products)	512	N/A	$82.46	(809)
Swaps – long:
(heavy products)	300	$53.71	$58.18	1,339
Swaps – short:
(heavy products)	250	$58.08	$53.28	(1,201)

Total fair value of open positions				$(597)

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2007.

(b) Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2006.

PORT OF VANCOUVER MATTER

We own a chemical and refined product terminal on property owned by the Port of Vancouver, and we lease the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate groundwater contamination by the terminal’s previous owner and operator originating from the terminal. Investigation and remediation at the terminal are ongoing in compliance with the Agreed Order. In April 2006, the Washington Department of Ecology commented on our site investigation work plan and asserted that the groundwater contamination at the terminal was commingled with a groundwater contamination plume under other property owned by the Port of Vancouver. Since that time, we have negotiated with the Washington Department of Ecology, and on November 7, 2007, we entered into an Agreed Order that outlines a plan for site assessment, monitoring and interim action with regard to the plume for which Kaneb is responsible. The Agreed Order contains a diagram indicating that the plume for which Kaneb is responsible is separate from proximately located plumes.

Item 1A.	Risk Factors

Our pending acquisition of CITGO Asphalt Refining Company’s East Coast Asphalt Operations may not be successful and we may not realize the anticipated benefits from this acquisition.

We may be unable to obtain the governmental and regulatory approvals necessary in order to consummate the acquisition of the East Coast Asphalt Operations. Further, the other customary conditions to closing may not be satisfied, or the parties may agree to terminate the agreement, and as a result we may not be able to consummate the transaction without a material adjustment to its proposed terms or at all, which may have an adverse effect on the trading price of our units. Even if we do obtain all required approvals, and even if the other conditions to the consummation of the acquisition are satisfied, our acquisition of the East Coast Asphalt Operations may pose risks to our business. In addition to the risks ordinarily associated with an acquisition, we will also be exposed to risks specific to the East Coast Asphalt Operations, such as:

•	earnings volatility;

•	additional working capital requirements;

•	dependence on Petróleos de Venezuela S.A. as the exclusive supplier of crude oil; and

•	the asphalt operations’ exposure to the volatility of the cost of crude oil and the price and volumes at which asphalt may be sold.

Accordingly, we may not be able to realize strategic, operational and financial benefits as a result of the East Coast Asphalt Operations acquisition, which could adversely affect our operating and financial results.

In addition, we will face certain challenges as we work to integrate the asphalt operations into our business. In particular, the acquisition of the East Coast Asphalt Operations will, by adding two refineries, expand our operations and the types of businesses in which we engage, significantly expanding our geographic scope and increasing the number of our employees, thereby presenting us with significant challenges as we work to manage the increase in scale resulting from the acquisition. We must integrate a large number of systems, both operational and administrative, which we have not historically used in our operations. Delays in this process could have a material adverse effect on our revenues, expenses, operating results and financial condition. In addition, events outside of our control, including changes in state and federal regulation and laws as well as economic trends, also could adversely affect our ability to realize the anticipated benefits from the acquisition of the East Coast Asphalt Operations.

Further, the asphalt operations may not perform in accordance with our expectations, we may lose customers or key employees, and our expectations with regards to integration and synergies may not be fully realized. Our failure to successfully integrate and operate the asphalt refineries, and to realize the anticipated benefits of the acquisition, could adversely affect our operating and financial results.

Item 6.	Exhibits

Exhibit 10.01	Form of Non-employee Director Restricted Unit Agreement under NuStar GP, LLC’s Second Amended and Restated 2000 Long-Term Incentive Plan- incorporated by reference to Exhibit 10.02 to NuStar Energy L.P.’s Current Report on Form 8-K dated October 24, 2007 and filed October 29, 2007.

+Exhibit 10.02	Form of Restricted Unit Award under NuStar GP, LLC’s Second Amended and Restated 2000 Long-Term Incentive Plan- incorporated by reference to Exhibit 10.03 to NuStar Energy L.P.’s Current Report on Form 8-K dated October 24, 2007 and filed October 29, 2007.

*Exhibit 12.01	Statement of Computation of Ratio of Earnings to Fixed Charges.

*Exhibit 31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002).

*Exhibit 32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith.
+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

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
November 9, 2007

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
November 9, 2007

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
November 9, 2007