Form 10-K
period 2007-12-31
NuStar Energy L.P.
filed 2008-02-29
CIK 1110805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-16417

NUSTAR ENERGY L.P.

(Exact name of registrant as specified in its charter)

Delaware	74-2956831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2330 North Loop 1604 West San Antonio, Texas	78248
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (210) 918-2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐

Non-accelerated filer  ☐    (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common units held by non-affiliates was approximately $2,506 million based on the last sales price quoted as of June 29, 2007, the last business day of the registrant’s most recently completed second quarter.

The number of common units outstanding as of February 1, 2008 was 49,409,749.

PART I

Unless otherwise indicated, the terms “NuStar Energy L.P.,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. In the following Items 1., 1A. and 2., “Business, Risk Factors and Properties,” we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources. The words “forecasts,” “intends,” “believes,” “expects,” “plans,” “scheduled,” “goal,” “may,” “anticipates,” “estimates” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. You are cautioned that such forward-looking statements should be read in conjunction with our disclosures beginning on page 40 of this report under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION.”

ITEMS 1., 1A. and 2. BUSINESS,	RISK FACTORS AND PROPERTIES

OVERVIEW

NuStar Energy L.P., a Delaware limited partnership, completed its initial public offering of common units on April 16, 2001 (NuStar Energy). Our common units are traded on the New York Stock Exchange (NYSE) under the symbol “NS.” Our principal executive offices are located at 2330 North Loop 1604 West, San Antonio, Texas 78248 and our telephone number is (210) 918-2000.

We are engaged in the crude oil and refined product transportation, terminalling and storage business in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom. Also, we purchase certain petroleum products for resale to third parties.

During the fourth quarter of 2007, we revised the manner in which we internally evaluate our segment performance and made certain organizational changes. As a result, we changed the way we report our segmental results such that all product sales and related costs are included in the marketing segment. We now manage our operations through the following five operating segments: refined product terminals, refined product pipelines, crude oil pipelines, crude oil storage tanks and marketing. As of December 31, 2007, our assets included:

•

61 refined product terminal facilities providing approximately 58.5 million barrels of storage capacity and one crude oil terminal facility providing approximately 3.4 million barrels of storage capacity;

•

8,251 miles of refined product pipelines, including 2,000 miles of anhydrous ammonia pipelines, with 21 associated terminals providing storage capacity of 4.6 million barrels and two tank farms providing storage capacity of 1.2 million barrels;

•	812 miles of crude oil pipelines with 11 associated storage tanks providing storage capacity of 1.7 million barrels; and

•	60 crude oil storage tanks providing storage capacity of 12.5 million barrels.

We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and Kaneb Pipe Line Operating Partnership, L.P. (KPOP). Our revenues include:

•	tariffs for transporting crude oil, refined products and anhydrous ammonia through our pipelines;

•	fees for the use of our terminals and crude oil storage tanks and related ancillary services;

•	sales of bunker fuel to marine vessels;

•	sales of heavy fuels, asphalt and refined products to third parties; and

•	the mark-to-market impact of our limited trading program.

Our business strategy is to increase per unit cash distributions to our partners through:

•	continuous improvement of our operations by improving safety and environmental stewardship, cost controls and asset reliability and integrity;

•	internal growth through enhancing the utilization of our existing assets by expanding our business with current and new customers as well as investments in strategic expansion projects;

•	external growth from acquisitions that meet our financial and strategic criteria; and

•	complementary operations such as our product marketing and trading organization, which we created to capitalize on opportunities to optimize the use and profitability of our assets.

Our internet website address is http://www.nustarenergy.com. Information contained on our website is not part of this report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (SEC) are available on our internet website (in the “Investors” section), free of charge, as soon as reasonably practicable after we file or furnish such material. We also post our corporate governance guidelines, code of business conduct and ethics, code of ethics for senior financial officers and the charters of our board’s committees in the same website location. Our governance documents are available in print to any unitholder that makes a written request to Corporate Secretary, NuStar Energy L.P., 2330 North Loop 1604 West, San Antonio, Texas 78248.

The term “throughput” as used in this document generally refers to the crude oil or refined product barrels or tons of ammonia, as applicable, that pass through each pipeline, terminal or storage tank.

RECENT DEVELOPMENTS

On December 10, 2007, NuStar Logistics replaced the existing $600 million revolving credit agreement with a $1.25 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement). NuStar Logistics borrowed $528.4 million under the 2007 Revolving Credit Agreement to repay in full the balance on its $600 million revolving credit agreement and $525 million term loan agreement.

On November 19, 2007, we issued 2,600,000 common units representing limited partner interests at a price of $57.20 per unit. We received proceeds of $146.1 million, including a contribution of $3.0 million from our general partner to maintain its 2% general partner interest, net of issuance costs. The proceeds were used to repay a portion of the outstanding principal balance under our then active $600 million revolving credit agreement.

On November 6, 2007, we entered into a definitive agreement to acquire CITGO Asphalt Refining Company’s asphalt operations and assets (East Coast Asphalt Operations) for approximately $450.0 million, plus an inventory adjustment. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals on the East Coast with a combined storage capacity of 4.8 million barrels.

ACQUISITIONS AND DISPOSITIONS

On December 1, 2006, we acquired a crude oil storage and blending facility in St. James, Louisiana from Koch Supply and Trading, L.P. for approximately $141.7 million. The acquisition includes 17 crude oil tanks with a total capacity of approximately 3.4 million barrels. Additionally, the facility has three docks with barge and ship access. The facility is located on the west bank of the Mississippi River approximately 60 miles west of New Orleans. We funded the acquisition with borrowings under our revolving credit agreement.

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

ORGANIZATIONAL STRUCTURE

Our operations are managed by NuStar GP, LLC, the general partner of Riverwalk Logistics, L.P., our general partner. NuStar GP, LLC is a wholly owned subsidiary of NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH). We use the term “general partner” in this report to refer to Riverwalk Logistics, L.P., NuStar GP, LLC, Riverwalk Holdings, LLC and/or NuStar GP Holdings.

In two separate public offerings in 2006, Valero Energy Corporation (Valero Energy) sold their ownership interest in NuStar GP Holdings. NuStar GP Holdings did not receive any proceeds from their public offering, and Valero Energy’s ownership interest in NuStar GP Holdings was reduced to zero.

On April 1, 2007, we changed our name to NuStar Energy L.P. (formerly Valero L.P.), and Valero GP Holdings, LLC changed its name to NuStar GP Holdings, LLC. Prior to April 1, 2007, our common units traded on the NYSE under the symbol “VLI” and the common units of NuStar GP Holdings traded under the symbol “VEH.”

The following chart depicts our organizational structure at December 31, 2007.

SEGMENTS

During the fourth quarter of 2007, we revised the manner in which we internally evaluate our segment performance and made certain organizational changes. As a result, we changed the way we report our segmental results such that all product sales and related costs are included in the marketing segment. Previous periods have been restated to conform to this presentation.

Our five reportable business segments are refined product terminals, refined product pipelines, crude oil pipelines, crude oil storage tanks and marketing. Detailed financial information about our segments is included in Note 20 in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

The following map depicts our operations at December 31, 2007.

REFINED PRODUCT TERMINALS

Our terminal facilities provide storage and handling services on a fee basis for petroleum products, specialty chemicals, crude oil and other liquids. In addition, our terminals located on the island of St. Eustatius, Netherlands Antilles and in Point Tupper, Nova Scotia provide services such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services. As of December 31, 2007, we owned and operated:

•	52 terminals in the United States, with a total storage capacity of approximately 34.9 million barrels;

•	A terminal on the island of St. Eustatius, Netherlands Antilles with a tank capacity of 13.0 million barrels and a transshipment facility;

•	A terminal located in Point Tupper, Nova Scotia with a tank capacity of 7.4 million barrels and a transshipment facility;

•	Six terminals located in the United Kingdom and one terminal located in Amsterdam, the Netherlands, having a total storage capacity of approximately 6.6 million barrels; and

•	A terminal located in Nuevo Laredo, Mexico.

Our five largest terminal facilities are located on the island of St. Eustatius, Netherlands Antilles; in Point Tupper, Nova Scotia; in Piney Point, Maryland; in Linden, New Jersey (50% owned joint venture); and in St. James, Louisiana.

Description of Largest Terminal Facilities

St. Eustatius, Netherlands Antilles. We own and operate a 13.0 million barrel petroleum storage and terminalling facility located on the Netherlands Antilles island of St. Eustatius, which is located at a point of minimal deviation from major shipping routes. This facility is capable of handling a wide range of petroleum products, including crude oil and refined products, and it can accommodate the world’s largest tankers for loading and discharging crude oil and other petroleum products. A two-berth jetty, a two-berth monopile with platform and buoy systems, a floating hose station and an offshore single point mooring buoy with loading and unloading capabilities serve the terminal’s customers’ vessels. The St. Eustatius facility has a total of 58 tanks. The fuel oil and petroleum product facilities have in-tank and in-line blending capabilities, while the crude tanks have tank-to-tank blending capability as well as in-tank mixers. In addition to the storage and blending services at St. Eustatius, this facility has the flexibility to utilize certain storage capacity for both feedstock and refined products to support our atmospheric distillation unit. This unit is capable of processing up to 25,000 barrels per day of feedstock, ranging from condensates to heavy crude oil. We own and operate all of the berthing facilities at the St. Eustatius terminal. Separate fees apply for the use of the berthing facilities as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response services and other ship services.

Point Tupper, Nova Scotia. We own and operate a 7.4 million barrel terminalling and storage facility located at Point Tupper on the Strait of Canso, near Port Hawkesbury, Nova Scotia, which is located approximately 700 miles from New York City and 850 miles from Philadelphia. This facility is the deepest independent, ice-free marine terminal on the North American Atlantic coast, with access to the East Coast and Canada as well as the Midwestern United States via the St. Lawrence Seaway and the Great Lakes system. With one of the premier jetty facilities in North America, the Point Tupper facility can accommodate substantially all of the world’s largest, fully laden very large crude carriers and ultra large crude carriers for loading and discharging crude oil, petroleum products and petrochemicals. Crude oil and petroleum product movements at the terminal are fully automated. Separate fees apply for the use of the jetty facility as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response services and other ship services. We also charter tugs, mooring launches and other vessels to assist with the movement of vessels through the Strait of Canso and the safe berthing of vessels at the terminal facility.

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

Linden, New Jersey. We own 50% of ST Linden Terminal LLC, which owns a terminal and storage facility in Linden, New Jersey. The terminal is located on a 44-acre facility that provides it with deep-water terminalling capabilities at New

York Harbor. This terminal primarily stores petroleum products, including gasoline, jet fuel and fuel oils. The facility has a total capacity of approximately 4.1 million barrels in 24 tanks, can receive products via ship, barge and pipeline and delivers product by ship, barge, pipeline and truck. The terminal includes two docks and leases a third with draft limits of 36, 26 and 20 feet, respectively.

St. James, Louisiana. Our terminal has 17 crude oil storage tanks with a total capacity of approximately 3.4 million barrels. Additionally, the facility has a rail-loading facility and three docks with barge and ship access. The facility is located on approximately 220 acres of land on the west bank of the Mississippi River approximately 60 miles west of New Orleans and has an additional 675 acres of undeveloped land.

In 2007, we began construction of four crude oil storage tanks with capacity of approximately 1.5 million barrels at our St. James facility, with estimated completion in the fourth quarter of 2008.

In addition, we are constructing 18 tanks with storage capacity of approximately 2.7 million barrels at our Amsterdam terminal with estimated completion in phases throughout 2008.

The following table outlines our terminal locations, tank capacity in barrels, number of tanks and primary products handled:

Facility	Tank Capacity	Number of Tanks	Primary Products Handled
Major U.S. Terminals:
Piney Point, MD	5,404,000	28	Petroleum products, asphalt
Linden, NJ (a)	4,055,000	24	Petroleum products
St. James, LA	3,357,000	17	Crude oil and feedstocks
Selby, CA	2,829,000	22	Petroleum products, ethanol
Jacksonville, FL	2,057,000	30	Petroleum products, asphalt
Texas City, TX	2,131,000	103	Chemicals, petrochemicals, petroleum products

Other U.S. Terminals:
Montgomery, AL	162,000	7	Petroleum products
Moundville, AL	310,000	6	Petroleum products
Tucson, AZ (b)	85,000	4	Petroleum products
Los Angeles, CA	606,000	19	Petroleum products
Pittsburg, CA	361,000	10	Asphalt
Stockton, CA	803,000	33	Petroleum products, ethanol, fertilizer
Colorado Springs, CO	320,000	7	Petroleum products, ethanol
Denver, CO	110,000	9	Petroleum products, ethanol
Bremen, GA	178,000	8	Petroleum products
Brunswick, GA	160,000	2	Fertilizer, pulp liquor
Macon, GA	307,000	10	Petroleum products
Savannah, GA	857,000	21	Petroleum products, caustic
Blue Island, IL	729,000	15	Petroleum products, ethanol
Indianapolis, IN	412,000	18	Petroleum products
Westwego, LA	852,000	53	Molasses, caustic, chemicals, lube oil, fertilizer
Andrews AFB, MD	72,000	3	Petroleum products
Baltimore, MD	837,000	49	Chemicals, asphalt
Salisbury, MD	177,000	14	Petroleum products
Reno, NV	98,000	7	Petroleum products
Linden, NJ	439,000	9	Petroleum products
Paulsboro, NJ	69,000	9	Petroleum products
Alamogordo, NM	120,000	5	Petroleum products
Albuquerque, NM	245,000	10	Petroleum products, ethanol
Rosario, NM	160,000	8	Asphalt
Catoosa, OK	340,000	24	Asphalt
Portland, OR	1,197,000	31	Petroleum products, ethanol
Abernathy, TX	155,000	7	Petroleum products
Amarillo, TX	255,000	8	Petroleum products
Corpus Christi, TX	357,000	11	Petroleum products

Facility	Tank Capacity	Number of Tanks	Primary Products Handled
Edinburg, TX	267,000	6	Petroleum products
El Paso, TX (b)	343,000	12	Petroleum products
Harlingen, TX	315,000	7	Petroleum products
Houston, TX (Hobby Airport)	106,000	4	Petroleum products
Houston, TX	90,000	6	Asphalt
Laredo, TX	320,000	7	Petroleum products
Placedo, TX	97,000	4	Petroleum products
San Antonio (east), TX	148,000	5	Petroleum products
San Antonio (south), TX	215,000	5	Petroleum products
Southlake, TX	285,000	5	Petroleum products, ethanol
Texas City, TX	146,000	12	Petroleum products
Dumfries, VA	548,000	14	Petroleum products, asphalt
Virginia Beach, VA	41,000	2	Petroleum products
Tacoma, WA	359,000	14	Petroleum products, ethanol
Vancouver, WA	301,000	14	Chemicals
Vancouver, WA	408,000	7	Petroleum products
Milwaukee, WI	308,000	7	Petroleum products, ethanol

Total U.S. Terminals	34,903,000	772

Foreign Terminals:
St. Eustatius, Netherlands Antilles	12,997,000	58	Petroleum products, crude oil
Point Tupper, Canada	7,376,000	37	Petroleum products, crude oil
Grays, England	1,945,000	53	Petroleum products
Eastham, England	2,185,000	162	Chemicals, petroleum products, animal fats
Runcorn, England	146,000	4	Molten sulfur
Grangemouth, Scotland	530,000	46	Petroleum products, chemicals and molasses
Glasgow, Scotland	344,000	16	Petroleum products
Belfast, Northern Ireland	407,000	41	Petroleum products
Amsterdam, the Netherlands	1,024,000	24	Petroleum products
Nuevo Laredo, Mexico	34,000	5	Petroleum products

Total Foreign Terminals	26,827,000	446

(a)	We own 50% of this terminal through a joint venture.
(b)	We own a 66.67% undivided interest in the El Paso refined product terminal and a 50% undivided interest in the Tucson refined product terminal. The tankage capacity and number of tanks represent the proportionate share of capacity attributable to our ownership interest.

In 2007, we sold three refined product terminals with approximately 700,000 barrels of storage capacity for total proceeds of approximately $3.6 million.

Terminal Operations

Revenues for the refined product terminals segment include fees for tank storage agreements, whereby a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage lease revenues), and throughput agreements, whereby a customer pays a fee per barrel for volumes moving through our terminals (throughput revenues). Our terminals also provide blending, additive injections, handling and filtering services. Our facilities at Point Tupper and St. Eustatius charge fees to provide services such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services.

Demand for Refined Petroleum Products

The operations of our refined product terminals depend in large part on the level of demand for products stored in our terminals in the markets served by those assets. The majority of products stored in our terminals are refined petroleum products. Demand for our terminalling services will generally increase or decrease with demand for refined petroleum products, and demand for refined petroleum products tends to increase or decrease with the relative strength of the economy.

Customers

We provide terminalling services for crude oil and refined petroleum products to many of the world’s largest producers of crude oil, integrated oil companies, chemical companies, oil traders and refiners. The largest customer of our refined product terminals segment is Valero Energy, which accounted for $70.2 million, or 19.2% of the total revenues of the segment, for the year ended December 31, 2007. No other customer accounted for more than 10% of the revenues of the segment for this period. Our crude oil transshipment customers include an oil producer that leases and utilizes 5.0 million barrels of storage at St. Eustatius and a major international oil company which leases and utilizes 3.6 million barrels of storage at Point Tupper, both of which have long-term contracts with us. In addition, two different international oil companies each lease and utilize more than 1.0 million barrels of clean products storage at St. Eustatius and Point Tupper. Also in Canada, a consortium consisting of major oil companies sends natural gas liquids via pipeline to certain processing facilities on land leased from us. After processing, certain products are stored at the Point Tupper facility under a long-term contract. In addition, our blending capabilities have attracted customers who have leased capacity primarily for blending purposes.

Competition and Business Considerations

Many major energy and chemical companies own extensive terminal storage facilities. Although such terminals often have the same capabilities as terminals owned by independent operators, they generally do not provide terminalling services to third parties. In many instances, major energy and chemical companies that own storage and terminalling facilities are also significant customers of independent terminal operators. Such companies typically have strong demand for terminals owned by independent operators when independent terminals have more cost-effective locations near key transportation links, such as deep-water ports. Major energy and chemical companies also need independent terminal storage when their owned storage facilities are inadequate, either because of size constraints, the nature of the stored material or specialized handling requirements.

Independent terminal owners generally compete on the basis of the location and versatility of terminals, service and price. A favorably located terminal will have access to various cost-effective transportation modes both to and from the terminal. Transportation modes typically include waterways, railroads, roadways and pipelines. Terminals located near deep-water port facilities are referred to as “deep-water terminals,” and terminals without such facilities are referred to as “inland terminals,” although some inland facilities located on or near navigable rivers are served by barges.

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

The main competition at our St. Eustatius and Point Tupper locations for crude oil handling and storage is from “lightering,” which is the process by which liquid cargo is transferred to smaller vessels, usually while at sea. The price differential between lightering and terminalling is primarily driven by the charter rates for vessels of various sizes. Lightering generally takes significantly longer than discharging at a terminal. Depending on charter rates, the longer charter period associated with lightering is generally offset by various costs associated with terminalling, including storage costs, dock charges and spill response fees. However, terminalling is generally safer and reduces the risk of environmental damage associated with lightering, provides more flexibility in the scheduling of deliveries and allows our customers to deliver their products to multiple locations. Lightering in U.S. territorial waters creates a risk of liability for owners and shippers of oil under the U.S. Oil Pollution Act of 1990 and other state and federal legislation. In Canada, similar liability exists under the Canadian Shipping Act. Terminalling also provides customers with the ability to access value-added terminal services.

REFINED PRODUCT PIPELINES

Our refined product pipelines operations consist primarily of the transportation of refined petroleum products as a common carrier in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota and cover approximately 6,251 miles. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. As of December 31, 2007, we owned and operated:

•

26 refined product pipelines with an aggregate length of 3,911 miles that connect Valero Energy’s McKee, Three Rivers, Corpus Christi and Ardmore refineries to certain of NuStar Energy’s terminals, or to interconnections with third-party pipelines or terminals for further distribution, including a 25-mile crude hydrogen pipeline (collectively, the Central West System);

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

•

a 2,000-mile anhydrous ammonia pipeline originating at the Louisiana delta area that travels north through the midwestern United States forking east and west to terminate in Nebraska and Indiana (the Ammonia Pipeline).

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

The refined products transported in these pipelines include gasoline, distillates (including diesel and jet fuel), natural gas liquids (such as propane and butane), blendstocks and other products produced primarily by Valero Energy’s refineries. These pipelines connect certain of Valero Energy’s refineries to key markets in Texas, New Mexico and Colorado.

The following table lists information about each of our refined product pipelines included in the Central West System:

					Year Ended December 31, 2007
Origin and Destination	Valero Energy Refinery	Length	Ownership	Capacity	Throughput	Capacity Utilization
		(Miles)		(Barrels/Day)	(Barrels/Day)
McKee to El Paso, TX	McKee	408	67%	40,000	28,436	71%
McKee to Colorado Springs, CO (a)	McKee	256	100%	38,000	11,559	63%
Colorado Springs, CO to Airport	McKee	2	100%	14,000	1,018	7%
Colorado Springs to Denver, CO	McKee	101	100%	32,000	13,058	41%
McKee to Denver, CO	McKee	321	30%	9,870	7,760	79%
McKee to Amarillo, TX (6”) (a)(b)	McKee	49	100%	51,000	17,837	42%
McKee to Amarillo, TX (8”) (a)(b)	McKee	49	100%
Amarillo to Abernathy, TX (a)	McKee	102	67%	11,733	4,633	46%
Amarillo, TX to Albuquerque, NM	McKee	293	50%	17,150	5,823	34%
Abernathy to Lubbock, TX (a)	McKee	19	46%	8,029	790	10%
McKee to Skellytown, TX	McKee	53	100%	52,000	5,053	10%
Skellytown to Mont Belvieu,TX	McKee	572	50%	26,000	11,750	45%
McKee to Southlake, TX	McKee	375	100%	27,300	9,956	36%
Three Rivers to San Antonio, TX	Three Rivers	81	100%	33,600	29,574	88%
Three Rivers to US/Mexico International Border near Laredo, TX	Three Rivers	108	100%	32,000	25,232	79%
Corpus Christi to Three Rivers, TX	Corpus Christi	68	100%	32,000	7,060	22%
Three Rivers to Corpus Christi, TX	Three Rivers	72	100%	15,000	10,886	73%
Three Rivers to Pettus to San Antonio, TX	Three Rivers	103	100%	30,000	24,272	81%
Three Rivers to Pettus to Corpus Christi, TX (c)	Three Rivers	87	100%	15,000	—	0%
Ardmore to Wynnewood, OK (d)	Ardmore	31	100%	84,000	59,692	66%
El Paso, TX to Kinder Morgan	McKee	12	67%	64,000	22,696	35%

					Year Ended December 31, 2007
Origin and Destination	Valero Energy Refinery	Length	Ownership	Capacity	Throughput	Capacity Utilization
		(Miles)		(Barrels/Day)	(Barrels/Day)
Corpus Christi to Pasadena, TX	Corpus Christi	208	100%	105,000	87,344	83%
Corpus Christi to Brownsville, TX	Corpus Christi	194	100%	45,000	40,289	90%
US/Mexico International Border near Penitas, TX to Edinburg, TX	N/A	33	100%	24,000	6,157	26%
Clear Lake, TX to Texas City, TX	N/A	25	100%	N/A	N/A	N/A
Other refined product pipeline (e)	N/A	289	50%	N/A	N/A	N/A

Total		3,911		806,682	430,875

(a)	This pipeline transports barrels relating to two tariff routes. The first route begins at this pipeline’s origin and ends at this pipeline’s destination. The second route is a longer tariff route with an origin or destination on another pipeline of ours that connects to this pipeline. Throughput disclosed above for this pipeline reflects only the barrels subject to the tariff route beginning at this pipeline’s origin and ending at this pipeline’s destination. To accurately determine the actual capacity utilization of the pipeline, as well as aggregate capacity utilization, all barrels passing through the pipeline have been taken into account.
(b)	The throughput, capacity and capacity utilization information disclosed above for the McKee to Amarillo, Texas 6-inch pipeline reflects both McKee to Amarillo, Texas pipelines on a combined basis.
(c)	The refined product pipeline from Three Rivers to Pettus to Corpus Christi, Texas is temporarily idled. In the fourth quarter of 2005, an eight-mile portion of this pipeline was permanently idled. As a result, we recorded an impairment charge of $2.1 million included in “Other income (expense), net” in the consolidated statements of income for the year ended December 31, 2005.
(d)	Included in this segment are two refined product storage tanks with a total capacity of 180,000 barrels located at Wynnewood, Oklahoma. Refined products may be stored and batched prior to shipment into a third party pipeline.
(e)	This category consists of the temporarily idled 6-inch Amarillo, Texas to Albuquerque, New Mexico refined product pipeline.

East Pipeline. The East Pipeline covers 1,900 miles and moves refined products north in pipelines ranging in size from 6 inches to 16 inches. The East Pipeline system also includes 22 product tanks with total storage capacity of approximately 1.2 million barrels at our two tank farms at McPherson and El Dorado, Kansas. The East Pipeline transports refined petroleum products to our terminals along the system and to receiving pipeline connections in Kansas. Shippers on the East Pipeline obtain refined petroleum products from refineries in southeast Kansas connected to the East Pipeline or through other pipelines directly connected to the pipeline system. The East Pipeline transported approximately 56.5 million barrels for the year ended December 31, 2007.

North Pipeline. The North Pipeline runs from west to east approximately 440 miles from its origin at the Tesoro Mandan refinery to the Minneapolis, Minnesota area. The North Pipeline crosses our East Pipeline near Jamestown, North Dakota where the two pipelines are connected. While the North Pipeline is currently supplied primarily by the Tesoro Mandan refinery, it is capable of delivering or receiving products to or from the East Pipeline. The North Pipeline transported approximately 16.8 million barrels for the year ended December 31, 2007.

The East and North Pipelines also include 21 truck-loading terminals through which refined petroleum products are delivered to storage tanks and then loaded into petroleum transport trucks. Revenues earned at these terminals relate solely to the volumes transported on the pipeline. In the case of the North Pipeline, separate fees are not charged for the use of these terminals. Instead, the terminalling fees are a portion of the transportation rate included in the pipeline tariff. In the case of the East Pipeline, separate fees are charged for the use of the terminals, even though such fees are separately stated within the filed pipeline tariff. As a result, these terminals are included in this segment instead of the refined product terminals segment.

The following table shows the number of tanks we own as of December 31, 2007 at each of the 21 refined petroleum product terminals connected to the East or North Pipelines, the storage capacity in barrels and the pipeline to which each such terminal was connected:

Location of Terminals	Tank Capacity	Number of Tanks	Related Pipeline System
Iowa:
LeMars	103,000	8	East
Milford	172,000	11	East
Rock Rapids	223,000	5	East

Kansas:
Concordia	79,000	6	East
Hutchinson	115,000	5	East
Salina	86,000	8	East

Minnesota:
Moorhead	518,000	10	North
Sauk Centre	116,000	7	North
Roseville	479,000	10	North

Nebraska:
Columbus	171,000	8	East
Geneva	674,000	37	East
Norfolk	182,000	15	East
North Platte	247,000	23	East
Osceola	79,000	7	East

North Dakota:
Jamestown (North)	139,000	6	North
Jamestown (East)	176,000	11	East

South Dakota:
Aberdeen	181,000	12	East
Mitchell	63,000	6	East
Sioux Falls	381,000	12	East
Wolsey	148,000	20	East
Yankton	245,000	25	East

Total	4,577,000	252

Ammonia Pipeline. The 2,000 mile pipeline originates in the Louisiana delta area, where it has access to three marine terminals and three anhydrous ammonia plants on the Mississippi River. It runs north through Louisiana and Arkansas into Missouri, where at Hermann, Missouri, one branch splits and goes east into Illinois and Indiana, while the other branch continues north into Iowa and then turns west into Nebraska. The Ammonia Pipeline is connected to multiple third-party-owned terminals, which include industrial facility delivery locations. Product is supplied to the pipeline from anhydrous ammonia plants in Louisiana and imported product delivered through the marine terminals. Anhydrous ammonia is primarily used as agricultural fertilizer. It is also used as a feedstock to produce other nitrogen derivative fertilizers and explosives. The Ammonia Pipeline transported approximately 13.8 million barrels (converted from tons) for the year ended December 31, 2007.

Other Systems. We also own three single-use pipelines, located near Umatilla, Oregon, Rawlings, Wyoming and Pasco, Washington, each of which supplies diesel fuel to a railroad fueling facility.

Pipeline Operations

Revenues for the Central West System are based upon throughput volumes traveling through our system and the related tariffs. Revenues for the East Pipeline, North Pipeline and Ammonia Pipeline are based upon volumes and the distance the product is shipped and the related tariffs.

In general, a shipper on one of our refined petroleum product pipelines delivers products to the pipeline from refineries or third-party pipelines that connect to the pipelines. Each shipper transporting product on a pipeline is required to supply us with a notice of shipment indicating sources of products and destinations. All shipments are tested or receive refinery certifications to ensure compliance with our specifications. Refined product shippers are generally invoiced by us upon delivery for the Central West, North and Ammonia pipelines and upon the product entering our East pipeline. Tariffs for transportation are charged to shippers based upon transportation from the origination point on the pipeline to the point of delivery.

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

The majority of our pipelines are common carrier and are subject to federal tariff regulation. In general, we are authorized by the FERC to adopt market-based rates. Common carrier activities are those for which transportation through our pipelines is available at published tariffs filed, in the case of interstate petroleum product shipments, with the FERC or, in the case of intrastate petroleum product shipments in Colorado, Kansas, North Dakota, Oklahoma and Texas, with the relevant state authority, to any shipper of refined petroleum products who requests such services and satisfies the conditions and specifications for transportation. The Ammonia Pipeline is subject to federal regulation by the STB and state regulation by Louisiana.

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

The majority of the refined products delivered through the North Pipeline are delivered to the Minneapolis, Minnesota metropolitan area and consist primarily of gasoline and diesel fuel. Demand for those products fluctuates based on general economic conditions and with changes in the weather as more people drive during the warmer months.

Much of the refined products delivered through the East Pipeline and volumes on the North Pipeline that are not delivered to Minneapolis are ultimately used as fuel for railroads or in agricultural operations, including fuel for farm equipment, irrigation systems, trucks used for transporting crops and crop drying facilities. Demand for refined products for agricultural use, and the relative mix of products required, is affected by weather conditions in the markets served by the East and North Pipelines. The agricultural sector is also affected by government agricultural policies and crop prices. Although periods of drought suppress agricultural demand for some refined products, particularly those used for fueling farm equipment, the demand for fuel for irrigation systems often increases during such times. The mix of refined products delivered for agricultural use varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the areas served by the East Pipeline affect the mix of the refined products delivered through the East Pipeline, although historically any overall impact on the total volumes shipped has not been significant.

Our refined product pipelines are also dependent upon adequate levels of production of refined products by refineries connected to the pipelines, directly or through connecting pipelines. The refineries are, in turn, dependent upon adequate supplies of suitable grades of crude oil. The pipelines in the Central West System are connected to refineries owned by Valero Energy and generally are subject to long-term throughput agreements with Valero Energy. Valero Energy’s refineries connected directly to our pipelines obtain crude oil from a variety of foreign and domestic sources. The refineries connected directly to the East Pipeline obtain crude oil from producing fields located primarily in Kansas, Oklahoma and Texas, and, to a much lesser extent, from other domestic or foreign sources. In addition, refineries in Kansas, Oklahoma and Texas are also connected to the East Pipeline through other pipelines. These refineries obtain their supplies of crude oil from a variety of sources. The pipelines in our Central West System are dependent upon the refineries owned by Valero Energy to which they connect. If operations at one of these refineries were discontinued or reduced, it could have a material adverse effect on our operations, although we would endeavor to minimize the impact by seeking alternative customers for those pipelines. The North Pipeline is heavily dependent on the Tesoro Mandan refinery, which primarily runs North Dakota crude oil (although it has the ability to run other crude oils). If operations at the Tesoro Mandan refinery were interrupted, it could have a material effect on our operations. Other than the Valero Energy refineries described above and the Tesoro Mandan refinery, if operations at any one refinery were discontinued, we believe (assuming unchanged demand for refined products in markets served by the refined product pipelines) that the effects thereof would be short-term in nature and our business would not be materially adversely affected over the long term because such discontinued production could be replaced by other refineries or other sources.

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

Demand for and Sources of Anhydrous Ammonia

The Ammonia Pipeline is one of two major anhydrous ammonia pipelines in the United States and the only one capable of receiving foreign production directly into the system and transporting anhydrous ammonia into the nation’s corn belt.

Our Ammonia Pipeline operations depend on overall nitrogen fertilizer use, management practice, the level of demand for direct application of anhydrous ammonia as a fertilizer for crop production (Direct Application), the weather, as Direct Application is not effective if the ground is too wet or too dry, and the price of natural gas, the primary component of anhydrous ammonia.

Corn producers have fertilizer alternatives such as liquid or dry nitrogen fertilizers. Liquid and dry nitrogen fertilizers are both upgrades of anhydrous ammonia and therefore are generally more costly but are less sensitive to weather conditions during application. However, anhydrous ammonia has the highest nitrogen content of any nitrogen derivative fertilizer.

Customers

The largest customer of our refined product pipeline segment was Valero Energy, which accounted for $96.7 million, or 39.8% of the total segment revenues, for the year ended December 31, 2007. In addition to Valero Energy, we had a total of approximately 54 shippers for the year ended December 31, 2007, including integrated oil companies, refining companies, farm cooperatives and a railroad. No other customer accounted for greater than 15% of the total revenues of the refined product pipeline segment for the year ended December 31, 2007.

Competition and Business Considerations

Because pipelines are generally the lowest cost method for intermediate and long-haul movement of refined petroleum products, our more significant competitors are common carrier and proprietary pipelines owned and operated by major integrated and large independent oil companies and other companies in the areas where we deliver products. Competition between common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. We believe high capital costs, tariff regulation, environmental considerations and problems in acquiring rights-of-way make it unlikely that other competing pipeline systems comparable in size and scope to our pipelines will be built in the near future, as long as our pipelines have available capacity to satisfy demand and our tariffs remain at economically reasonable levels.

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

Competitors of the Ammonia Pipeline include another anhydrous ammonia pipeline that originates in Oklahoma and Texas and terminates in Iowa. The competing pipeline has the same Direct Application demand and weather issues as the Ammonia Pipeline but is restricted to domestically produced anhydrous ammonia. Midwest production barges, nitrogen fertilizer substitutes and railroads represent other forms of direct competition to the pipeline under certain market conditions.

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

As of December 31, 2007, we had an ownership interest in eleven crude oil pipelines with an aggregate length of 812 miles. We charge tariffs on a per barrel basis for transporting crude oil and other feedstocks in our crude oil pipelines.

The following table sets forth information about each of our crude oil pipelines:

					Year Ended December 31, 2007
Origin and Destination	Valero Energy Refinery	Length	Ownership	Capacity	Throughput	Capacity Utilization
		(Miles)		(Barrels/Day)	(Barrels/Day)
Cheyenne Wells, CO to McKee	McKee	210	100%	17,500	7,041	40%
Dixon, TX to McKee	McKee	44	100%	45,000	35,661	79%
Hooker, OK to Clawson, TX (a)	McKee	41	50%	22,000	13,038	59%
Clawson, TX to McKee (b)	McKee	31	100%	36,000	17,502	85%
Wichita Falls, TX to McKee	McKee	272	100%	110,000	48,454	44%
Corpus Christi, TX to Three Rivers	Three Rivers	70	100%	120,000	81,466	68%
Ringgold, TX to Wasson, OK (b)	Ardmore	44	100%	90,000	58,894	65%
Healdton to Ringling, OK	Ardmore	4	100%	52,000	2,521	5%
Wasson, OK to Ardmore (8”-10”) (c)	Ardmore	24	100%	90,000	48,975	54%
Wasson, OK to Ardmore (8”)	Ardmore	15	100%	40,000	32,624	82%
Patoka, IL to Wood River, IL	N/A	57	23.8%	60,600	31,464	52%

Total		812		683,100	377,640

(a)	We receive 50% of the tariff with respect to 100% of the barrels transported in the Hooker, Oklahoma to Clawson, Texas pipeline. Accordingly, the capacity, throughput and capacity utilization are given with respect to 100% of the pipeline.
(b)	This pipeline transports barrels relating to two tariff routes. The first route begins at the pipeline’s origin and ends at its destination. The second route begins with an origin or destination on another of our connecting pipelines. Throughput disclosed above for this pipeline reflects only the barrels subject to the tariff route beginning at this pipeline’s origin and ending at this pipeline’s destination. To accurately determine the actual capacity utilization of the pipeline, as well as aggregate capacity utilization, all barrels passing through the pipeline have been taken into account.
(c)	The Wasson, Oklahoma to Ardmore (8”- 10”) pipelines referred to above originate at Wasson as two pipelines but merge into one pipeline prior to reaching Ardmore.

The following table sets forth information about our crude oil storage facilities associated with the crude oil pipeline segment:

Location	Valero Energy Refinery	Capacity	Number of Tanks	Mode of Receipt	Mode of Delivery	Throughput Year Ended December 31, 2007
		(Barrels)				(Barrels/Day)
Dixon, TX	McKee	240,000	3	pipeline	pipeline	35,661
Ringgold, TX	Ardmore	600,000	2	pipeline	pipeline	58,894
Wichita Falls, TX	McKee	660,000	4	pipeline	pipeline	48,454
Wasson, OK	Ardmore	225,000	2	pipeline	pipeline	81,599

Total		1,725,000	11			244,608

Principal Customers

The primary customer of our crude oil pipeline segment is Valero Energy, which accounted for $50.6 million, or 95.6% of the total revenues of the segment, for the year ended December 31, 2007.

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

At December 31, 2007, we owned 60 crude oil and intermediate feedstock storage tanks and related assets with aggregate storage capacity of approximately 12.5 million barrels. The land underlying these tanks is subject to long-term operating leases. We charge a fee for each barrel of crude oil and certain other feedstocks that we deliver to Valero Energy’s Benicia, Corpus Christi West and Texas City refineries.

The following table sets forth information about our crude oil storage tanks:

Location	Valero Energy Refinery	Capacity	Number of Tanks	Mode of Receipt	Mode of Delivery	Throughput Year Ended December 31, 2007
		(Barrels)				(Barrels/Day)
Benicia, CA	Benicia	3,815,000	16	marine/pipeline	pipeline	136,729
Corpus Christi, TX	Corpus Christi	4,023,000	26	marine	pipeline	152,442
Texas City, TX	Texas City	3,087,000	14	marine	pipeline	187,605
Corpus Christi, TX (North Beach)	Three Rivers	1,600,000	4	marine	pipeline	72,247

Total		12,525,000	60			549,023

Principal Customers

For the year ended December 31, 2007, Valero Energy accounted for 100% of the crude oil storage tanks segment revenues.

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

MARKETING

Our marketing segment operations consist primarily of purchasing petroleum products for resale to third parties. As part of its operations, our marketing segment may utilize storage space in certain of our refined products terminals and terminals operated by third parties. The marketing segment may also obtain transportation services from our refined products pipelines segment and other third party providers. Generally, the storage and throughput rates charged by our refined products terminals segment to the marketing segment are consistent with rates charged to third parties. Because our refined products pipelines are common carrier pipelines, the tariffs charged to the marketing segment from the refined products pipeline segment are based upon the published tariff applicable to all shippers.

We primarily market the following products:

•	Heavy fuels, including bunker fuel used to supply marine vessels and refinery feedstocks;

•	Refined products consisting primarily of gasoline and distillates; and

•	Asphalt.

The operations of the marketing segment are meant to provide us the opportunity to generate additional margin while complementing the activities of our refined products terminals and refined product pipelines segments. Specifically, sales of bunker fuel occur from our terminal locations at St. Eustatius and Point Tupper where we also store bunker fuel for third parties. The strategic location of these two facilities and their storage capabilities provide us with a reliable supply of product and the ability to capture incremental sales margin. Additionally, we purchase gasoline, distillates, refinery feedstocks and asphalt to take advantage of arbitrage opportunities. Such opportunities can arise during contango markets (when the price for future deliveries exceeds current prices) or from geographic differences. During a contango market, we can utilize storage at strategically located terminals, including our own terminals, to deliver products at favorable prices. Additionally, we may take advantage of geographic arbitrage opportunities by utilizing transportation and storage assets, including our own terminals and pipelines, to deliver products from one geographic region to another with more favorable pricing.

Since the operations of our marketing segment expose us to commodity price risk, we enter into derivative instruments to mitigate the effect of commodity price fluctuations. We record the fair value of our derivative instruments in our consolidated balance sheet, with the change in fair value recorded in earnings. The derivative instruments we use consist primarily of futures contracts and swaps traded on the NYMEX for the purposes of hedging the outright price risk of our physical inventory. However, not all of our derivative instruments qualify for hedge accounting treatment under United States generally accepted accounting principles. In such cases, changes in the fair values of the derivative instrument, which are included in cost of product sales, generally are offset, at least partially, by changes in the values of the hedged physical inventory. However, the market fluctuations in inventory are not recognized until the physical sale takes place, unless the market price of inventory falls below our cost. In such as circumstance, we reduce the value of our inventory to market immediately. Therefore, our results for a period may include the gain or loss related to the derivative instrument without including the offsetting effect of the hedged physical inventory, which could result in greater earnings volatility.

On a limited basis, we also enter into derivative commodity instruments based on our analysis of market conditions in order to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges. We record the mark-to-market adjustments resulting from these derivatives in revenues.

Competition and Business Considerations

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

EMPLOYEES

Our operations are managed by the general partner of our general partner, NuStar GP, LLC. As of December 31, 2007, NuStar GP, LLC had 1,104 employees performing services for our U.S. operations. Certain of our wholly owned subsidiaries had 332 employees performing services for our international operations. We believe that NuStar GP, LLC and our subsidiaries each have satisfactory relationships with their employees.

RATE REGULATION

Several of our petroleum pipelines are interstate common carrier pipelines, which are subject to regulation by the FERC under the ICA and the Energy Policy Act of 1992 (the EP Act). The ICA and its implementing regulations give the FERC authority to regulate the rates charged for service on interstate common carrier pipelines and generally require the rates and practices of interstate oil pipelines to be just, reasonable and nondiscriminatory. The ICA also requires tariffs to be maintained on file with the FERC that set forth the rates it charges for providing transportation services on its interstate common carrier liquids pipelines as well as the rules and regulations governing these services. The EP Act deemed certain rates in effect prior to its passage to be just, reasonable and limited the circumstances under which a complaint can be made against such “grandfathered” rates. The EP Act and its implementing regulations also allow interstate common carrier oil pipelines to annually index their rates up to a prescribed ceiling level. In addition, the FERC retains cost-of-service ratemaking, market-based rates and settlement rates as alternatives to the indexing approach.

Our interstate anhydrous ammonia pipeline is subject to regulation by the STB under the current version of the ICA. The ICA and its implementing regulations give the STB authority to regulate the rates we charge for service on our ammonia pipeline and generally require that our rates and practices be just, reasonable and nondiscriminatory.

Additionally, the rates and practices for our intrastate common carrier pipelines are subject to regulation by state commissions in Colorado, Kansas, Louisiana, North Dakota, and Texas. Although the applicable state statutes and regulations vary, they generally require that intrastate pipelines publish tariffs setting forth all rates, rules and regulations applying to intrastate service, and generally require that pipeline rates and practices be just, reasonable and nondiscriminatory. Shippers may also challenge our intrastate tariff rates and practices on our pipelines.

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

The Kyoto Protocol to the United Nations Framework Convention on Climate Change became effective February 2005. Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases, which are suspected of contributing to global warming. The United States is not currently a participant in the Protocol. In November 2007, the Senate Subcommittee on Private Sector and Consumer Solutions to Global Warming and Wildlife Protection approved SB 2191, America’s Climate and Security Act of 2007, which would require companies to scale back certain emissions to 2005 levels by 2012 and to 1990 levels by 2020. SB 2191 is currently before the Senate Environment and Public Works Committee. The state of California adopted the California Global Warming Solutions Act of 2006, which requires a 25% reduction in greenhouse gas emissions by 2020. This legislation requires the California Air Resources Board to adopt regulations by 2012 that limit emissions until an overall reduction of 25% from all omission sources in California is achieved by 2020. Recently, the California Air Resources Board announced its intention to have a proposed draft of its 1990 baseline and mandatory reporting regulation by mid 2008 and commence mandatory reporting of Green House Gas emissions by mid-2009. The state of New Mexico and states that are a part of the Western Climate Initiative are proposing similar regulations. New Jersey, has adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. The oil and natural gas industry is a direct source of greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could have an impact on our future operations. It is not possible, at this time to estimate accurately how regulations to be adopted by the California Air Resources Board in 2012 or that may be adopted by other states to address greenhouse gas emissions would affect our business.

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

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We may not be able to generate sufficient cash from operations to enable us to pay distributions at current levels to our unitholders every quarter.

The amount of cash that we can distribute to our unitholders each quarter principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of crude oil and refined product transported in our pipelines;

•	throughput volumes in our terminals and storage facilities;

•	tariff rates and fees we charge and the margins we realize for our services;

•	the results of our marketing, trading and hedging activities;

•	the level of our operating costs;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes;

•	the effect of worldwide energy conservation measures; and

•	prevailing economic conditions.

In addition, the actual amount of cash that we will have available for distribution will depend on other factors, including:

•	our debt service requirements and restrictions on distributions contained in our current or future debt agreements;

•	receipts or payments under interest rate swaps;

•	the sources of cash used to fund our acquisitions;

•	the level of capital expenditures we make;

•	fluctuations in our working capital needs;

•	issuances of debt and equity securities; and

•	adjustments in cash reserves made by our general partner in its discretion.

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

Reduced demand for refined products could affect our results of operations and ability to make distributions to our unitholders.

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

A decline in production at the Valero Energy refineries we serve or the Tesoro Mandan refinery could materially reduce the volume of crude oil and refined petroleum products we transport or store in our assets.

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

We depend on Valero Energy for a significant portion of our revenues and throughputs of crude oil and refined products. Any reduction in the crude oil and refined products that we transport or store for Valero Energy, as a result of scheduled or unscheduled refinery maintenance, upgrades or shutdowns or otherwise, could result in a decline in our revenues, earnings and cash available to pay distributions.

We continue to rely on Valero Energy for a significant portion of our revenues. For the year ended December 31, 2007, Valero Energy accounted for approximately 18% of our revenues. While some of our relationships with Valero Energy are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. For example, the Pipelines and Terminals Usage Agreement with respect to the crude oil processed and the refined products produced at Valero Energy’s Ardmore, McKee and Three Rivers refineries will expire on April 16, 2008, and Valero Energy may elect not to renew such agreement or only agree to renew it at substantially less favorable terms.

Additionally, if Valero Energy elects not to renew certain of these contracts, it will no longer be precluded from challenging our tariffs covered by these contracts. Should Valero Energy successfully challenge some or all of such tariffs, we may be required to reduce these tariffs, which could adversely affect our cash flow and therefore our ability to make distributions.

Because of the geographic location of certain of our pipelines, terminals and storage facilities, we depend largely upon Valero Energy to provide throughput for some of our assets. Any decrease in throughputs would cause our revenues to decline and adversely affect our ability to make cash distributions to our unitholders. A decrease in throughputs could result from a temporary or permanent decline in the amount of crude oil transported to and stored at or refined products stored at and transported from the refineries we serve. Factors that could result in such a decline include:

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

Unless we were able to find customers with comparable volumes, the loss of all or even a portion of the volumes of crude oil and refined petroleum products supplied by Valero Energy would have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.

Under the Pipelines and Terminals Usage Agreement, which expires April 2008, Valero Energy may use other transportation methods or providers for up to 25% of the crude oil processed and refined products produced at the Ardmore, McKee and Three Rivers refineries. Furthermore, Valero Energy is not required to use our pipelines if there is a change in market conditions that has a material adverse effect on Valero Energy for the transportation of crude oil and refined products, or in the markets for refined products served by these refineries. These factors could adversely affect our ability to make distributions to our unitholders.

The Pipelines and Terminals Usage Agreement expires on April 16, 2008, and Valero Energy may elect not to renew such agreement or only agree to renew it at substantially less favorable terms. If market conditions with respect to the transportation of crude oil or refined products or with respect to the end markets in which Valero Energy sells refined products change in a material manner such that Valero Energy would suffer a material adverse effect if it were to continue to use our pipelines and terminals at the required levels, Valero Energy’s obligation to us will be suspended during the period of the change in market conditions to the extent required to avoid the material adverse effect. Any suspension of Valero Energy’s obligation could adversely affect throughputs in our pipelines and terminals and therefore our ability to make distributions to our unitholders.

Our future financial and operating flexibility may be adversely affected by restrictions in our debt agreements and by our leverage.

As of December 31, 2007, our consolidated debt was approximately $1.4 billion. Among other things, this amount of debt may be viewed negatively by credit rating agencies, which could result in increased costs for us to access the capital markets. NuStar Logistics and KPOP have senior unsecured ratings of Baa3 with Moody’s Investor Service and BBB minus with Standard & Poors and Fitch, all with a negative outlook. The negative outlook was assigned by the credit rating agencies as a result of our announced acquisition of CITGO Asphalt Refining Company’s asphalt operations and assets (East Coast Asphalt Operations). Any future downgrade of the debt held by these wholly owned subsidiaries could significantly increase our capital costs or adversely affect our ability to raise capital in the future.

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

Increases in interest rates could adversely affect our business and the trading price of our units.

We have significant exposure to increases in interest rates. At December 31, 2007, we had approximately $1.4 billion of consolidated debt, of which $0.7 billion was at fixed interest rates and $0.7 billion was at variable interest rates after giving effect to interest rate swap agreements. Our results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates above current levels. Further, the trading price of our units is sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.

We may not be able to integrate effectively and efficiently with any future businesses or operations we may acquire. Any future acquisitions may substantially increase the levels of our indebtedness and contingent liabilities.

Part of our business strategy includes acquiring additional assets that complement our existing asset base and distribution capabilities or provide entry into new markets. We may not be able to identify suitable acquisitions, or we may not be able to purchase or finance any acquisitions on terms that we find acceptable. Additionally, we compete against other companies for acquisitions, and we cannot assure unitholders that we will be successful in the acquisition of any assets or businesses appropriate for our growth strategy. Our capitalization and results of operations may change significantly as a result of future acquisitions, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in connection with any future acquisitions. Unexpected costs or challenges may arise whenever businesses with different operations and management are combined. For example, the incurrence of substantial unforeseen environmental and other liabilities, including liabilities arising from the operation of an acquired business or asset prior to our acquisition for which we are not indemnified or for which indemnity is inadequate, may adversely affect our ability to realize the anticipated benefit from an acquisition. Inefficiencies and difficulties may arise because of unfamiliarity with new assets and new geographic areas of any acquired businesses. Successful business combinations will require our management and other personnel to devote significant amounts of time to integrating the acquired businesses with our existing operations. These efforts may temporarily distract their attention from day-to-day business, the development or acquisition of new properties and other business opportunities. If we do not successfully integrate any past or future acquisitions, or if there is any significant delay in achieving such integration, our business and financial condition could be adversely affected.

Our pending acquisition of the East Coast Asphalt Operations may not be successful and we may not realize the anticipated benefits from this acquisition.

We may be unable to consummate the acquisition of the East Coast Asphalt Operations. Customary conditions to closing may not be satisfied, or the parties may agree to terminate the agreement and, as a result, we may not be able to consummate the transaction without a material adjustment to its proposed terms or at all, which may have an adverse effect on the trading price of our units. Even if all conditions to the consummation of the acquisition are satisfied, our acquisition of the East Coast Asphalt Operations may pose risks to our business. In addition to the risks ordinarily associated with an acquisition, we will also be exposed to risks specific to the East Coast Asphalt Operations, such as:

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

The East Coast Asphalt Operations are dependent upon a steady supply of crude oil from PDVSA, the national oil company of Venezuela, and the Venezuelan economic and political environment may disrupt our supply of Venezuelan crude oil.

The terms of the acquisition of the East Coast Asphalt Operations include commitments, over a minimum seven-year period, to purchase from PDVSA an annual average of 75,000 barrels per day of crude oil and provide us with a right of first offer to purchase up to 4,000,000 barrels of paving grade asphalt and 4,750,000 barrels of roofing flux asphalt each year for marketing and sale.

Venezuela has been experiencing political, economic and social turmoil, including labor strikes and demonstrations. Such instability could severely affect or halt PDVSA’s production or delivery of crude oil or asphalt. For example, in January 2008, Venezuela’s president ordered the halt of asphalt exports to the U.S. and threatened to nationalize companies that monopolize asphalt production in the country. Further, we may be forced to replace all or a portion of the crude oil we would normally have purchased under our PDVSA crude oil supply contract with purchases of crude oil on the spot market on pricing and credit terms that are less favorable than we would have obtained under the PDVSA crude oil supply contract. The pricing terms of our crude oil supply contract with PDVSA will be designed to provide a measure of stability to our refining margins. If we are required to make purchases on the spot market instead of under our contract we will lose this protection. As a result, if we experience disruption to our purchases of crude oil under the PDVSA crude oil supply contract, we could experience additional volatility in our earnings and cash flow.

Additionally, the Paulsboro refinery and the Savannah refinery are optimized to process specific types of crude oil that are only produced in Venezuela. Processing alternate crudes would result in reduced refinery run rates, significantly reduced production, and additional capital expenditures, which could be material. Accordingly, any disruption of our supply of crude oil from Venezuela would result in substantially lower revenues and additional volatility in our earnings and cash flow.

A significant interruption or casualty loss at one of the refineries included in the East Coast Asphalt Operations could reduce our production, particularly if not fully covered by our insurance.

Upon closing the pending acquisition of the East Coast Asphalt Operations, our business will include owning and operating refineries. As a result, our operations could be subject to significant interruption if one of our refineries were to experience a major accident or fire, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down. These hazards could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. We also face risks of mechanical failure and equipment shutdowns. If any of these situations occur, undamaged refinery processing units may be dependent on or interact with damaged sections of our refineries and, accordingly, are also subject to being shut down. In the event any of our refining facilities are forced to shut down for a significant period of time, it would have a material adverse effect on our earnings, our other results of operations and our financial condition as a whole.

We carry property and casualty insurance policies which contain limits, terms, conditions, exclusions and deductibles that will impact the amount of any recovery from a loss. As a result of market conditions, premiums and deductibles for certain insurance policies could increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could diminish our ability to make distributions to unitholders.

The price volatility of hydrocarbon products and by-products can reduce our results of operations and ability to make distributions to our unitholders.

Expected revenues from the acquisition of the East Coast Asphalt Operations will be mostly generated by the refining of crude oil into asphalt products and other products and the marketing thereof. The price and market value of hydrocarbon products and by-products is volatile. Our revenues will be adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of our inventory. Future price volatility could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.

The operating results for the asphalt we will produce and sell, following the closing of the acquisition of the East Coast Asphalt Operations, will be seasonal and generally lower in the first and fourth quarters of the year.

The operating results and selling prices of asphalt products we will produce can be seasonal. Asphalt demand is generally lower in the first and fourth quarters of the year as compared to the second and third quarters due to the seasonality of road construction. In addition, our natural gas costs can be higher during the winter months. Our operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year as a result of this seasonality. As a result, our results and ability to make distributions to our unitholders may be adversely affected during periods with seasonally lower operating results.

Following our acquisition of the East Coast Asphalt Operations, we could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of our products to meet certain quality specifications.

The specialty asphalt products produced at the refineries of the East Coast Asphalt Operations provide precise performance attributes to our customers’ products. If a product fails to perform in a manner consistent with the detailed quality specifications required by the customer, the customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. A successful claim or series of claims against us could result in a loss of one or more customers and reduce our ability to make distributions to unitholders.

We may incur liabilities from the refining assets we acquire in the acquisition of the East Coast Asphalt Operations. These costs and liabilities may not be covered by indemnification rights we will have against the seller of the assets.

Some of the assets included in the East Coast Asphalt Operations have been used for many years to refine and store asphalt products. Releases may have occurred prior to our acquisition that require remediation. In addition, releases may have occurred in the past that have not yet been discovered, which could require costly future remediation. If a significant release or event occurred in the past, the liability for which was not retained by the seller, or for which indemnification from the seller is not available, it could adversely affect our financial position and results of operations.

The obligations of several of the East Coast Asphalt Operations’ key customers under their terminalling services agreements, as evidenced through “Key Customer” supply contracts, may be reduced or suspended in some circumstances, which would adversely affect our financial condition and results of operations.

The East Coast Asphalt Operations’ outstanding agreements with several of its significant customers provide that, if any of a number of events occur, which are referred to as events of force majeure, and the event renders performance impossible with respect to a facility, usually for a specified minimum period of days, the customer’s obligations would be temporarily suspended with respect to that facility. In that case, a significant customer’s minimum revenue commitment may be reduced or the contract may be subject to termination. As a result, our revenues and results of operations could be materially adversely affected.

Competition in the asphalt industry is intense, and such competition in the markets in which we sell our asphalt products could adversely affect our earnings and ability to make distributions to our unitholders.

The East Coast Asphalt Operations compete with other refiners and with regional and national asphalt marketing companies. Many of these competitors are larger, more diverse companies with greater resources, providing them advantages in obtaining crude oil and other blendstocks and in competing through bidding process for asphalt supply contracts.

Our marketing and trading business may expose us to trading losses and hedging losses, and non-compliance with our risk management policies and could result in significant financial losses.

Our marketing and trading business for the purchase and sale of crude oil and petroleum products, including gasoline, distillates, fuel oil and asphalt may expose us to price volatility risk We attempt to mitigate this volatility risk through hedging, but we are still exposed to basis risk. We may also be exposed to inventory and financial liquidity risk due to the inability to trade certain products on demand or rising costs of carrying some inventories. Further, our marketing and trading activities, including our hedging activities, may cause volatility in our earnings. In addition, we will be exposed to credit risk in the event of non-performance by counterparties.

Our risk management policies may not eliminate all price risk since open trading positions will expose us to price volatility. Further, there is a risk that our risk management policies will not be complied with. Although we have designed procedures to anticipate and detect non-compliance, we cannot assure you that these steps will detect and prevent all violations of our trading policies and procedures, particularly if deception and other intentional misconduct are involved.

As a result of the risks described above, the activities associated with our marketing and trading business may expose us to volatility in earnings and financial losses, which may adversely affect our financial condition and our ability to distribute cash to our unitholders.

Our operations are subject to federal, state and local laws and regulations relating to environmental protection and operational safety that could require us to make substantial expenditures.

Our operations are subject to increasingly strict environmental and safety laws and regulations. The transportation and storage of petroleum and other products, such as specialty liquids, produces a risk that these products may be suddenly released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resources damages, personal injury or property damages to private parties and significant business interruption. We own or lease a number of properties that have been used to store or distribute refined products for many years. Many of these properties were operated by third parties whose handling, disposal, or release of hydrocarbons and other wastes was not under our control.

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

Some of our pipelines are interstate common carrier pipelines, subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Interstate Commerce Act (ICA).

Under the ICA, common carrier pipelines must maintain tariffs on file with the FERC. These tariffs include the rates we charge for providing transportation services on our common carrier pipelines as well as the rules and regulations governing these services. The ICA requires, among other things, that such rates on interstate common carrier pipelines be “just and reasonable” and nondiscriminatory. The ICA permits interested persons to challenge newly proposed or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff collected during the pendency of the investigation. The FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained during the two years prior to the filing of a complaint.

We use various FERC-authorized rate change methodologies for our interstate pipelines, including indexing, cost-of-service rates, market-based rates and settlement rates. Typically, we annually adjust our rates in accordance with FERC indexing methodology, which currently allows a pipeline to change their rates within prescribed ceiling levels that are tied to an inflation index. In 2003, the FERC made a significant positive adjustment to the index that oil pipelines use to adjust their regulated tariffs for inflation. The former index used percent growth in the producer price index for finished goods, and then subtracted one percent. The index adjustment in 2003 eliminated the one percent reduction. Pursuant to a subsequent review of the index by the FERC in 2005, the index is now measured by the producer price index for finished goods plus 1.3%, and it will apply for five years, commencing July 1, 2006. Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. As a result of the 2003 index adjustment, we filed for indexed rate adjustments on a number of our pipelines and realized benefits from the new index. However, if the index results in a negative adjustment, we will typically be required to reduce any rates that exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs. The FERC’s authorized rate-making methodologies may also delay the use or implementation of rates that reflect increased costs. If the FERC’s rate-making methodologies change, any such change or new methodologies could result in rates that generate lower revenues and cash flow and could adversely affect our ability to make distributions to our unitholders and to meet our debt service requirements. Additionally, competition constrains our rates in various markets. As a result, we may from time to time be forced to reduce some of our rates to remain competitive.

Our pipeline operations are subject to FERC rate-making principles that could have an adverse impact on our ability to recover the full cost of operating our pipeline facilities and our ability to make distributions to our unitholders.

In May 2005, the FERC issued a statement of general policy stating it will permit pipelines to include in cost of service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. The new tax allowance policy and the FERC’s application of that policy were appealed to the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Court), and, on May 29, 2007, the D.C. Court issued an opinion upholding the FERC’s tax allowance policy. Because the extent to which an interstate oil pipeline is entitled to an income tax allowance is subject to a case-by-case review at the FERC, the level of income tax allowance to which we will ultimately be entitled is not certain. If the FERC were to disallow a substantial portion of our income tax allowance, it is possible that the maximum rates that could be charged could decrease from current levels.

The rates that we may charge on our interstate pipelines are subject to regulation by the Surface Board of Transportation.

The Surface Transportation Board (STB), a part of the U.S. Department of Transportation, has jurisdiction over interstate pipeline transportation and rate regulations of ammonia. Transportation rates must be reasonable and a pipeline carrier may not unreasonably discriminate among its shippers. If the STB finds that a carrier’s rates violate these statutory commands, it may prescribe a reasonable rate. In determining a reasonable rate, the STB will consider, among other factors, the effect of the rate on the volumes transported by that carrier, the carrier’s revenue needs and the availability of other economic transportation alternatives. The STB does not need to provide rate relief unless shippers lack effective competitive alternatives. If the STB determines that effective competitive alternatives are not available and we hold market power, then we may be required to show that our rates are reasonable.

Some shipments on our pipeline system move within a single state and thus are considered to be intrastate commerce.

Shipments on our pipeline system are subject to regulation with respect to intrastate transportation by state regulatory authorities in the states of Colorado, Kansas, Louisiana, North Dakota and Texas.

Increases in natural gas and power prices could adversely affect our ability to make distributions to our unitholders.

Power costs constitute a significant portion of our operating expenses. Power costs represented approximately 10.9% of our operating expenses for the year ended December 31, 2007. We use mainly electric power at our pipeline pump stations and terminals and such electric power is furnished by various utility companies that use primarily natural gas to generate electricity. Accordingly, our power costs typically fluctuate with natural gas prices. Increases in natural gas prices may cause our power costs to increase further. If natural gas prices remain high or increase further, our cash flows may be adversely affected, which could adversely affect our ability to make distributions to our unitholders.

Our exposure to a diversified national and international geographic asset and product mix may have an adverse impact on our results of operations.

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

Our pipeline integrity program may subject us to significant costs and liabilities.

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

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.

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

Terrorist attacks and the threat of terrorist attacks have resulted in increased costs to our business. Continued hostilities in the Middle East or other sustained military campaigns may adversely impact our results of operations.

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

Our cash distribution policy may limit our growth.

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

We may sell additional limited partnership units, diluting existing interests of our unitholders.

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

NuStar GP Holdings may have conflicts of interest and limited fiduciary responsibilities, which may permit it to favor its own interests to the detriment of our unitholders.

NuStar GP Holdings currently indirectly owns an aggregate 20.3% limited partner interest in us and owns NuStar Energy’s general partner. Conflicts of interest may arise between NuStar GP Holdings and its affiliates, including NuStar Energy’s general partner, on the one hand, and NuStar Energy and its limited partners, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of the unitholders. These conflicts include, among others, the following situations:

•

NuStar Energy’s general partner is allowed to take into account the interests of parties other than us, such as NuStar GP Holdings, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to the unitholders;

•

NuStar Energy’s general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to unitholders. As a result of purchasing our common units, unitholders have consented to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law;

•

NuStar Energy’s general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuance of additional limited partner interests and reserves, each of which can affect the amount of cash that is paid to our unitholders;

•	NuStar Energy’s general partner determines in its sole discretion which costs incurred by NuStar GP Holdings and its affiliates are reimbursable by us;

•

NuStar Energy’s general partner may cause us to pay the general partner or its affiliates for any services rendered on terms that are fair and reasonable to us or enter into additional contractual arrangements with any of these entities on our behalf;

•	NuStar Energy’s general partner decides whether to retain separate counsel, accountants, or others to perform services for us; and

•	In some instances, NuStar Energy’s general partner may cause us to borrow funds in order to permit the payment of distributions.

Our partnership agreement gives the general partner broad discretion in establishing financial reserves for the proper conduct of our business, including interest payments. These reserves also will affect the amount of cash available for distribution.

TAX RISKS TO OUR UNITHOLDERS

If we were treated as a corporation for federal or state income tax purposes, then our cash available for distribution to unitholders would be substantially reduced.

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

Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. In addition, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. For example, the State of New Jersey imposes a state level tax which we currently pay at the maximum amount of $250,000. Partnerships and limited liability companies, unless specifically exempted, are also subject to a state-level tax imposed on Texas source revenues. Specifically, the Texas margin tax is imposed at a maximum effective tax rate of 0.7% of our gross revenue or 1% of our gross margin that is apportioned to Texas. Imposition of any entity-level tax on us by Texas, or additional states, will reduce the cash available for distribution to our unitholders.

A successful IRS contest of the federal income tax positions we take may adversely impact the market for our units, and the costs of any contest will reduce cash available for distribution to our unitholders.

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

Even if unitholders do not receive any cash distributions from us, they will be required to pay taxes on their respective share of our taxable income.

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

A termination would, among other things, result in the closing of our taxable year for all unitholders and would result in a deferral of depreciation and cost recovery deductions allowable in computing our taxable income. If our partnership were terminated for federal income tax purposes, a NuStar Energy unitholder would be allocated an increased amount of federal taxable income for the year in which the partnership is considered terminated and the subsequent years as a percentage of the cash distributed to the unitholder with respect to that period.

Tax gain or loss on the disposition of our units could be different than expected.

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

Tax-exempt entities and foreign persons face unique tax issues from owning units that may result in adverse tax consequences to them.

Investment in units by tax-exempt entities, such as individual retirement accounts (known as IRAs) and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income.

We will treat each purchaser of our units as having the same tax benefits without regard to the units purchased. The IRS may challenge this treatment, which could adversely affect the value of our units.

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

Unitholders will likely be subject to state and local taxes and return filing requirements as a result of investing in our units.

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

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our current valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, our methods, allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

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

PORT OF VANCOUVER MATTER

We own a chemical and refined product terminal on property owned by the Port of Vancouver, and we lease the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate groundwater contamination by the terminal’s previous owner and operator originating from the terminal. Investigation and remediation at the terminal are ongoing in compliance with the Agreed Order. In April 2006, the Washington Department of Ecology commented on our site investigation work plan and asserted that the groundwater contamination at the terminal was commingled with a groundwater contamination plume under other property owned by the Port of Vancouver. Since that time, we have negotiated with the Washington Department of Ecology, and on November 7, 2007, we entered into an Agreed Order that outlines a plan for site assessment, monitoring and interim action with regard to the plume for which Kaneb is responsible. The Agreed Order contains a diagram indicating that the plume for which Kaneb is responsible is separate from proximately located plumes. Based on the Agreed Order, and the fact that there is no currently pending claim asserting that Kaneb is responsible for the second plume, we believe at this time that this issue is resolved.

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

On November 14, 2006, agents of the U.S. Environmental Protection Agency (the EPA) presented a search warrant issued by a U.S. District Court at one of our California terminals. Since then, the U.S. District Court has also served us with five subpoenas. The search warrant and subpoenas all seek information regarding allegations of potential illegal conduct by us, certain of our subsidiaries and/or our employees concerning compliance with certain environmental and safety laws and regulations. We are cooperating fully with the EPA in producing documents in response to the subpoenas. We have no information as to when the EPA will conclude their investigation, and we are also conducting an internal investigation of any possible noncompliance. At this time, the EPA has not suggested any fines or penalties. There can be no assurances that the conclusion of the EPA’s investigation will not result in a determination that we violated applicable laws. If we are found to have violated such laws, we could be subject to fines, civil penalties and criminal penalties. A final determination that we violated applicable laws could, among other things, result in our debarment from future federal government contracts. Because of the preliminary nature of the investigation, we are not able to estimate a loss or range of loss, if any. However, if any of the consequences described above ultimately occur, it is reasonably possible that the effects could be material to our results of operations in the period we would be required to record a liability, and could be material to our cash flows in the periods we would be required to pay such liability.

In a letter dated February 6, 2008, the Department of Justice (the DOJ) advised us that Region VII of the EPA has requested that the DOJ initiate a lawsuit against Kaneb Pipe Line Operating Partnership, L.P. (KPOP) for violations of the Clean Water Act. The notice alleges that KPOP violated the Clean Water Act by failing to prepare a Facility Response Plan, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII by August 30, 1994. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The notice does not specify a penalty amount, but we reasonably believe that such proceeding may result in monetary sanctions of $100,000 or more.

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

No matters were submitted to a vote of the unitholders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON UNITS

Market Information, Holders and Distributions

Our common units are listed and traded on the New York Stock Exchange under the symbol “NS.” At the close of business on February 7, 2008, we had 896 holders of record of our common units. The high and low sales prices (composite transactions) by quarter for the years ended December 31, 2007 and 2006 were as follows:

	Price Range of Common Unit
	High	Low
Year 2007
4th Quarter	$63.89	$51.80
3rd Quarter	70.09	52.31
2nd Quarter	71.50	61.83
1st Quarter	68.00	54.11

Year 2006
4th Quarter	$57.75	$49.05
3rd Quarter	52.50	48.75
2nd Quarter	54.00	48.82
1st Quarter	54.70	49.75

The cash distributions applicable to each of the quarters in the years ended December 31, 2007 and 2006 were as follows:

	Record Date	Payment Date	Amount Per Unit
Year 2007
4th Quarter	February 7, 2008	February 14, 2008	$0.985
3rd Quarter	November 8, 2007	November 14, 2007	0.985
2nd Quarter	August 7, 2007	August 14, 2007	0.950
1st Quarter	May 7, 2007	May 14, 2007	0.915

Year 2006
4th Quarter	February 7, 2007	February 14, 2007	$0.915
3rd Quarter	November 7, 2006	November 14, 2006	0.915
2nd Quarter	August 7, 2006	August 14, 2006	0.885
1st Quarter	May 5, 2006	May 12, 2006	0.885

Prior to May 8, 2006, we had 9,599,322 subordinated units outstanding, all of which were held by our general partner, for which there was no established public trading market. The issuance of subordinated units was exempt from registration with the SEC under Section 4(2) of the Securities Act of 1933. Effective April 1, 2006, we satisfied all the conditions included in our partnership agreement for the subordination period to end. Accordingly, all 9,599,322 subordinated units converted into common units on a one-for-one basis on May 8, 2006, the first business day after the record date for the distribution related to the first quarter earnings of 2006.

Our general partner is entitled to incentive distributions if the amount that we distribute with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Unit	Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66	75%	25%

Our general partner’s incentive distributions for the years ended December 31, 2007 and 2006 totaled $18.4 million and $14.8 million, respectively. The general partner’s share of our distributions for the years ended December 31, 2007 and 2006 was 11.0% and 9.9%, respectively, due to the impact of the incentive distributions.

ITEM 6.	SELECTED FINANCIAL DATA

The following table contains selected financial data derived from our audited financial statements.

	Year Ended December 31,
	2007	2006	2005 (a)	2004	2003 (b)
	(Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues	$1,475,014	$1,137,261	$659,557	$220,792	$181,450
Operating income	192,599	212,899	152,952	97,268	82,261
Income from continuing operations	150,298	149,906	107,675	78,418	69,593
Income from continuing operations per unit applicable to limited partners (c)	2.74	2.84	2.76	3.15	3.02
Cash distributions per unit applicable to limited partners	3.835	3.600	3.365	3.20	2.95

	As of December 31,
	2007	2006	2005 (a)	2004	2003 (b)
	(Thousands of Dollars)
Balance Sheet Data:
Property and equipment, net	$2,492,086	$2,345,135	$2,160,213	$784,999	$765,002
Total assets	3,783,087	3,494,208	3,366,992	857,507	827,557
Long-term debt (less current portion)	1,445,626	1,353,720	1,169,659	384,171	353,257
Partners’ equity	1,994,832	1,875,681	1,900,779	438,311	438,163

(a)	The significant increase in revenues, operating income, income from continuing operations and balance sheet data are due primarily to the Kaneb Acquisition.
(b)	On March 18, 2003, Valero Energy contributed the South Texas Pipeline and Terminal Business and certain feedstock storage tanks to us for $350.3 million, including transaction costs.
(c)	Income from continuing operations per unit applicable to limited partners is computed by dividing income from continuing operations applicable to limited partners, after deduction of the general partner’s 2% interest and incentive distributions, by the weighted average number of limited partnership units outstanding for each class of unitholder. Basic and diluted income from continuing operations per unit applicable to limited partners is the same because we have no potentially dilutive securities outstanding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our operations are managed by NuStar GP, LLC, the general partner of Riverwalk Logistics, L.P., our general partner. NuStar GP, LLC is a wholly owned subsidiary of NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH). We use the term “general partner” in this report to refer to Riverwalk Logistics, L.P., NuStar GP, LLC, Riverwalk Holdings, LLC and/or NuStar GP Holdings. On April 1, 2007, we changed our name to NuStar Energy L.P. (NuStar Energy) (NYSE: NS), and Valero GP Holdings, LLC, our general partner, changed its name to NuStar GP Holdings, LLC (NYSE: NSH).

In two separate public offerings in 2006, Valero Energy Corporation (Valero Energy) sold their ownership interest in NuStar GP Holdings. NuStar GP Holdings did not receive any proceeds from either public offering, and Valero Energy’s ownership interest in NuStar GP Holdings was reduced to zero.

As used in this report, references to “we,” “us,” “our” or the “Partnership” collectively refer, depending on the context, to NuStar Energy or a wholly owned subsidiary of NuStar Energy.

Recent Developments

On December 10, 2007, NuStar Logistics replaced the existing $600 million revolving credit agreement with a $1.25 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement). NuStar Logistics borrowed $528.4 million under the 2007 Revolving Credit Agreement to repay in full the balance on its $600 million revolving credit agreement and $525 million term loan agreement.

On November 19, 2007, we issued 2,600,000 common units representing limited partner interests at a price of $57.20 per unit. We received proceeds of $146.1 million, including a contribution of $3.0 million from our general partner to maintain its 2% general partner interest, net of issuance costs. The proceeds were used to repay a portion of the outstanding principal balance under our then active $600 million revolving credit agreement.

On November 6, 2007, we entered into a definitive agreement to acquire CITGO Asphalt Refining Company’s asphalt operations and assets (East Coast Asphalt Operations) for approximately $450.0 million, plus an inventory adjustment. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals on the East Coast with a combined storage capacity of 4.8 million barrels.

Acquisitions and Dispositions

On December 1, 2006, we acquired a crude oil storage and blending facility in St. James, Louisiana from Koch Supply and Trading, L.P. for approximately $141.7 million. The acquisition included 17 crude oil tanks with a total capacity of approximately 3.4 million barrels. Additionally, the facility has three docks with barge and ship access. The facility is located on the west bank of the Mississippi River approximately 60 miles west of New Orleans. We funded the acquisition with borrowings under our $600 million revolving credit agreement.

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

Operations

We provide transportation, storage services and related services to our customers. Also, we purchase certain petroleum products for resale to third parties. The following factors affect the results of our operations:

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

We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and Kaneb Pipe Line Operating Partnership, L.P. (KPOP). During the fourth quarter of 2007, we revised the manner in which we internally evaluate our segment performance and made certain organizational changes. As a result, we changed the way we report our segmental results such that all product sales and related costs are included in the marketing segment. Previous periods have been restated to conform to this presentation. Our operations are divided into five reportable business segments: refined product terminals, refined product pipelines, crude oil pipelines, crude oil storage tanks and marketing.

Refined Product Terminals. We own 52 terminals in the United States that provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including one that provides storage services for crude oil and other feedstocks. We also own international terminal operations on the island of St. Eustatius in the Caribbean, Point Tupper in Nova Scotia, Canada, the United Kingdom, the Netherlands and Nuevo Laredo in Mexico.

Refined Product Pipelines. We own common carrier pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 6,251 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska.

Crude Oil Pipelines. We own 755 miles of crude oil pipelines which transport crude oil and other feedstocks, such as gas oil, from various points in Texas, Oklahoma, Kansas and Colorado to Valero Energy’s McKee, Three Rivers and Ardmore refineries as well as associated crude oil storage facilities in Texas and Oklahoma that are located along the crude oil pipelines. We also own an interest in 57 miles of crude oil pipeline in Illinois, which serves ConocoPhillips’ Wood River refinery.

Crude Oil Storage Tanks. We own 60 crude oil and intermediate feedstock storage tanks and related assets that store and deliver crude oil and intermediate feedstock to Valero Energy’s refineries in Benicia, California and Corpus Christi and Texas City in Texas.

Marketing. During 2007 we expanded our product sales activities beyond the sale of bunker fuel to include the sale of other petroleum products such as asphalt, gasoline and distillates. The results of all of our product sales activities are now included in our marketing segment. Our marketing segment is meant to provide us the opportunity to generate additional margin while complementing the activities of our refined products terminals and refined product pipelines segments. However, these activities expose us to the risk of fluctuations in commodity prices, which directly impact the results of operations for the marketing segment. Since there are many factors that influence commodity prices, the results of our marketing segment may be more volatile than our other segments.

We enter into derivative contracts to mitigate the effect of commodity price fluctuations. We record the fair value of our derivative instruments in our consolidated balance sheet, with the change in fair value recorded in earnings. The derivative instruments we use consist primarily of futures contracts and swaps traded on the NYMEX for the purposes of hedging the outright price risk of our physical inventory. However, not all of our derivative instruments qualify for hedge accounting treatment under United States generally accepted accounting principles. In such cases, changes in the fair values of the derivative instrument, which are included in cost of product sales, generally are offset, at least partially, by changes in the values of the hedged physical inventory. However, the market fluctuations in inventory are not recognized until the physical sale takes place, unless the market price of inventory falls below our cost. In such as circumstance, we reduce the value of our inventory to market immediately. Therefore, our results for a period may include the gain or loss related to the derivative instrument without including the offsetting effect of the hedged physical inventory, which could result in greater earnings volatility.

On a limited basis, we also enter into derivative commodity instruments based on our analysis of market conditions in order to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges. Mark-to-market adjustments resulting from these derivative instruments are recorded in revenues.

Demand for certain of the products we market fluctuates seasonally. For example, demand for gasoline and asphalt is typically higher in the summer months than the winter months, whereas demand for heating oil is higher in the winter months than the summer months. Prices for these commodities generally are highest during those times of higher demand. In addition to purchasing inventory for immediate resale, we have and expect to continue to employ a strategy of purchasing inventory during times of lower demand and lower prices and storing that inventory until it can be sold at higher prices. We expect that our overall level of working capital will increase to support the operations of the marketing segment. Additionally, the level of working capital employed by the marketing segment will likely fluctuate seasonally. The absolute increase in the level of working capital as well as the seasonal fluctuations may require us to borrow additional amounts or utilize other sources of liquidity.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Financial Highlights

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2007	2006	Change
Statement of Income Data:
Revenues:
Service revenues	$696,623	$636,154	$60,469
Product sales	778,391	501,107	277,284

Total revenues	1,475,014	1,137,261	337,753

Costs and expenses:
Cost of product sales	742,972	466,276	276,696
Operating expenses	357,235	312,604	44,631
General and administrative expenses	67,915	45,216	22,699
Depreciation and amortization expense	114,293	100,266	14,027

Total costs and expenses	1,282,415	924,362	358,053

Operating income	192,599	212,899	(20,300)
Equity earnings from joint ventures	6,833	5,882	951
Interest expense, net	(76,516)	(66,266)	(10,250)
Other income, net	38,830	3,252	35,578

Income from continuing operations before income tax expense	161,746	155,767	5,979
Income tax expense	11,448	5,861	5,587

Income from continuing operations	150,298	149,906	392

Loss from discontinued operations, net of income tax	—	(376)	376

Net income	150,298	149,530	768
Less net income applicable to general partner	(21,063)	(16,910)	(4,153)

Net income applicable to limited partners	$129,235	$132,620	$(3,385)

Weighted average number of basic units outstanding	47,158,790	46,809,749	349,041

Net income (loss) per unit applicable to limited partners:
Continuing operations	$2.74	$2.84	$(0.10)
Discontinued operations	—	(0.01)	0.01

Net income	$2.74	$2.83	$(0.09)

Segment Operating Highlights

(Thousands of Dollars, Except Barrel/Day Information)

	Year Ended December 31,
	2007	2006	Change
Refined Product Terminals:
Throughput (barrels/day)(a)(b)	251,309	272,054	(20,745)
Throughput revenues	$51,135	$50,264	$871
Storage lease revenues	314,255	266,234	48,021

Total revenues	365,390	316,498	48,892
Operating expenses	221,890	191,698	30,192
Depreciation and amortization expense	54,635	45,485	9,150

Segment operating income	$88,865	$79,315	$9,550

Refined Product Pipelines:
Throughput (barrels/day)(a)	678,573	711,476	(32,903)
Throughput revenues	$243,828	$222,356	$21,472
Operating expenses	105,010	94,326	10,684
Depreciation and amortization expense	45,006	42,084	2,922

Segment operating income	$93,812	$85,946	$7,866

Crude Oil Pipelines:
Throughput (barrels/day)	377,640	421,666	(44,026)
Revenues	$52,968	$58,654	$(5,686)
Operating expenses	15,332	16,825	(1,493)
Depreciation and amortization expense	4,940	5,061	(121)

Segment operating income	$32,696	$36,768	$(4,072)

Crude Oil Storage Tanks:
Throughput (barrels/day)	549,023	502,689	46,334
Revenues	$45,237	$46,915	$(1,678)
Operating expenses	11,785	10,108	1,677
Depreciation and amortization expense	7,682	7,636	46

Segment operating income	$25,770	$29,171	$(3,401)

Marketing:
Product sales	$778,391	$501,107	$277,284
Cost of product sales	750,120	471,576	278,544
Operating expenses	6,737	2,616	4,121
Depreciation and amortization expense	423	—	423

Segment operating income	$21,111	$26,915	$(5,804)

Consolidation and Intersegment Eliminations:
Revenues	$(10,800)	$(8,269)	$(2,531)
Cost of product sales	(7,148)	(5,300)	(1,848)
Operating expenses	(3,519)	(2,969)	(550)
Depreciation and amortization expense	1,607	—	1,607

Total	$(1,740)	$—	$(1,740)

Segment Operating Highlights

(Thousands of Dollars, Except Barrel/Day Information)

	Year Ended December 31,
	2007	2006	Change
Consolidated Information:
Revenues	$1,475,014	$1,137,261	$337,753
Cost of product sales	742,972	466,276	276,696
Operating expenses	357,235	312,604	44,631
Depreciation and amortization expense	114,293	100,266	14,027

Segment operating income	260,514	258,115	2,399
General and administrative expenses	67,915	45,216	22,699

Consolidated operating income	$192,599	$212,899	$(20,300)

(a)	Throughput related to newly acquired assets included in the table above is calculated based on throughput for the period from the date of acquisition through December 31 of the year of acquisition divided by the number of days in the applicable year.
(b)	Excludes throughputs related to storage lease revenues.

Annual Highlights

Net income increased $0.8 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to a significant increase in other income and slightly higher segment operating income, partially offset by increased general and administrative expense, interest expense and income tax expense.

Total segment operating income increased $2.4 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to a $9.6 million increase in operating income for the refined product terminals segment and a $7.9 million increase in operating income for the refined product pipelines segment, partially offset by a $5.8 million decrease in operating income for the marketing segment, a $4.1 million decrease in operating income for the crude oil pipelines segment and a $3.4 million decrease in operating income for the crude oil storage tanks segment.

The throughputs on the refined product pipelines, the refined product terminals and the crude oil pipelines segments were affected by a fire at the McKee refinery in February 2007, which shut down the refinery through mid-April 2007. After the refinery restarted in mid-April 2007, its throughputs increased throughout the second quarter, and it was near capacity by July 2007.

Refined Product Terminals

Revenues increased by $48.9 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to an increase in storage lease revenues of $48.0 million due to the following:

•	an increase of $19.2 million resulting from the St. James terminal acquisition in December 2006;

•

an increase in storage lease terminal revenues of $24.7 million mainly due to additional customers, increased storage utilization and contract extensions by current customers, higher reimbursable project revenue and the effect of foreign exchange rates; and

•	an increase in revenues of $4.1 million at our St. Eustatius facility due to leasing additional storage capacity that resulted from completed tank expansion projects.

Despite lower revenues and throughputs related to our terminals serving the McKee refinery, our throughput revenues increased $0.9 million primarily due to increased throughputs at our Laredo, Harlingen and Paulsboro terminals. The Laredo and Harlingen terminals experienced increased demand for refined products in 2007, and the Paulsboro terminal experienced lower throughput in 2006 due to a turnaround at the Paulsboro refinery in 2006.

Operating expenses increased $30.2 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to higher reimbursable project expenses. Reimbursable project expenses are charged back to our customers, and its increase is consistent with the increase in reimbursable project revenues. Operating expenses also increased due to higher maintenance and regulatory expenses, higher salaries and wages, the acquisition of the St. James terminal in December 2006, and higher marine expenses due to increased vessel calls at St. Eustatius and Point Tupper.

Depreciation and amortization expense increased $9.2 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, due to the acquisition of the St. James terminal in December 2006 and the completion of various capital projects, including two phases of the St. Eustatius tank expansion.

Refined Product Pipelines

Throughputs decreased 32,903 barrels per day for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to the impact of the McKee refinery fire, offset by increased throughputs on the East Pipeline, Ammonia Pipeline and Burgos Pipeline. Despite lower overall throughputs, revenues increased by $21.5 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to:

•	higher tariff rates on virtually all of the refined product pipelines as the annual index adjustment was effective July 1, 2007;

•

increased revenues and throughputs on the East Pipeline due to the closing of one of our competitor’s terminals in the second quarter of 2007 and increased throughputs to supply the Colorado market. The East Pipeline also experienced increased revenues due to a turnaround at the Ponca City refinery in prior year and increased long haul deliveries in 2007;

•	increased revenues on the Ammonia Pipeline due to a record corn crop; and

•

increased revenues on the Burgos pipeline due to our receipt of throughput deficiency payments in 2007. In addition, revenues increased due to a full year of operations of the Burgos pipeline, which commenced operations in the middle of the third quarter of 2006.

Operating expenses increased $10.7 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to higher maintenance and environmental costs and higher internal overhead costs mainly due to increased headcount.

Depreciation and amortization expense increased $2.9 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, mainly due to increased amortization of deferred costs in connection with the throughput deficiency payments discussed above. In addition, depreciation and amortization expense increased due to the completion of various capital projects.

Crude Oil Pipelines

Throughputs decreased 44,026 barrels per day and revenues decreased $5.7 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to the impact of the McKee refinery fire.

Operating expenses decreased $1.5 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to decreased power costs resulting from the McKee refinery fire.

Crude Oil Storage Tanks

Throughputs increased 46,334 barrels per day for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to a change in the Corpus Christi (North Beach) crude oil storage tank agreement from a storage lease to a throughput fee agreement effective January 1, 2007. Throughputs for the Corpus Christi (North Beach) crude oil storage tanks were not reported prior to January 1, 2007. However, revenues decreased by $1.7 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to turnarounds at the Benicia, Three Rivers and Corpus Christi refineries and operating issues at the Texas City refinery in January and December 2007. The Corpus Christi refinery further experienced multiple operating issues during the first half of 2007.

Operating expenses increased by $1.7 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to higher wharfage and dockage costs related to the Corpus Christi (North Beach) crude oil facility.

Marketing

Bunker fuel sales increased $171.5 million for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to increased vessel calls at our St. Eustatius facility, partially offset by a decrease in bunker fuel sales of $10.9 million at our Point Tupper facility due to decreased vessel calls. Cost of product sales associated with bunker fuel sales also increased $159.8 million due to the increase in vessel calls.

Sales of refined products, heavy fuels and asphalt increased $115.4 million for the year ended December 31, 2007 compared to December 31, 2006 because those operations began in 2007. Cost of product sales related to the sales of refined products, heavy fuels and asphalt increased $121.3 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. For the year ended December 31, 2007 cost of product sales related to the sale of refined products, heavy fuels and asphalt includes $7.5 million related to the change in fair value of certain derivative instruments. Operating expenses increased by $4.1 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to salaries and wages and terminal storage fees relating to our sales of refined products, heavy fuels and asphalt, which began in 2007.

General

General and administrative expenses increased by $22.7 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to the following:

•

increased expenses associated with unit option and restricted unit compensation expense as a result of the increase in the number of awards outstanding, partially offset by a decrease in the NuStar Energy unit price;

•

increased headcount primarily resulting from a reduction in administrative services received from Valero Energy and increased information systems costs as a result of the separation from Valero Energy;

•	increased professional fees primarily related to external legal costs; and

•	increased rent expense related to our new headquarters.

Interest expense increased by $10.3 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to higher average debt balances arising from borrowings used to fund the acquisition of the St. James crude oil storage facility in December 2006 and various terminal expansion projects combined with higher interest rates, partially offset by capitalized interest.

Other income increased by $35.6 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to a $13.0 million payment from Valero Energy for exercising its option to terminate the 2007 Services Agreement, business interruption insurance income of $12.5 million associated with the McKee refinery fire, the sale of a net profit interest in Wyoming coal properties for $7.3 million and a gain of $5.2 million related to a settlement for damages at our Westwego terminal. Partially offsetting these increases are foreign exchange losses totaling approximately $6.3 million primarily relating to our Canadian subsidiary.

Income tax expense increased $5.6 million for the year ended December 31, 2007, compared to the year ended December 31, 2006. Income tax expense was higher in 2007 primarily due to the impact of the Texas margin tax effective January 1, 2007, recording a valuation allowance related to a capital loss carryforward in Canada and other adjustments. These increases were partially offset by reductions in the United Kingdom and Canadian income tax rates in 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Financial Highlights

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2006	2005	Change
Statement of Income Data:
Revenues:
Service revenue	$636,154	$423,057	$213,097
Product sales	501,107	236,500	264,607

Total revenues	1,137,261	659,557	477,704

Costs and expenses:
Cost of product sales	466,276	229,806	236,470
Operating expenses	312,604	185,351	127,253
General and administrative expenses	45,216	26,553	18,663
Depreciation and amortization expense	100,266	64,895	35,371

Total costs and expenses	924,362	506,605	417,757

Operating income	212,899	152,952	59,947
Equity earnings from joint ventures	5,882	2,319	3,563
Interest expense, net	(66,266)	(41,388)	(24,878)
Other income (expense), net	3,252	(1,495)	4,747

Income from continuing operations before income tax expense	155,767	112,388	43,379
Income tax expense	5,861	4,713	1,148

Income from continuing operations	149,906	107,675	42,231

Income (loss) from discontinued operations, net of income tax	(376)	3,398	(3,774)

Net income	149,530	111,073	38,457
Less net income applicable to the general partner	(16,910)	(10,758)	(6,152)

Net income applicable to limited partners	$132,620	$100,315	$32,305

Weighted average number of basic and diluted units outstanding	46,809,749	35,023,250	11,786,499

Net income (loss) per unit applicable to limited partners:
Continuing operations	$2.84	$2.76	$0.08
Discontinued operations	(0.01)	0.10	(0.11)

Net income	$2.83	$2.86	$(0.03)

Segment Operating Highlights

(Thousands of Dollars, Except Barrel/Day Information)

	Year Ended December 31,
	2006	2005	Change
Refined Product Terminals:
Throughput (barrels/day)(a)(b)	272,054	253,585	18,469
Throughput revenues	$50,264	$44,400	$5,864
Storage lease revenues	266,234	126,292	139,942

Total revenues	316,498	170,692	145,806
Operating expenses	191,698	94,307	97,391
Depreciation and amortization expense	45,485	25,008	20,477

Segment operating income	$79,315	$51,377	$27,938

Refined Product Pipelines:
Throughput (barrels/day)(a)	711,476	556,654	154,822
Throughput revenues	$222,356	$149,853	$72,503
Operating expenses	94,326	65,454	28,872
Depreciation and amortization expense	42,084	27,778	14,306

Segment operating income	$85,946	$56,621	$29,325

Crude Oil Pipelines:
Throughput (barrels/day)	421,666	358,965	62,701
Revenues	$58,654	$51,429	$7,225
Operating expenses	16,825	16,378	447
Depreciation and amortization expense	5,061	4,612	449

Segment operating income	$36,768	$30,439	$6,329

Crude Oil Storage Tanks:
Throughput (barrels/day)	502,689	517,409	(14,720)
Revenues	$46,915	$46,943	$(28)
Operating expenses	10,108	9,695	413
Depreciation and amortization expense	7,636	7,497	139

Segment operating income	$29,171	$29,751	$(580)

Marketing:
Product sales	$501,107	$246,603	$254,504
Cost of product sales	471,576	233,102	238,474
Operating expenses	2,616	2,184	432
Depreciation and amortization expense	—	—	—

Segment operating income	$26,915	$11,317	$15,598

Consolidation and Intersegment Eliminations:
Revenues	$(8,269)	$(5,963)	$(2,306)
Cost of product sales	(5,300)	(3,296)	(2,004)
Operating expenses	(2,969)	(2,667)	(302)
Depreciation and amortization expense	—	—	—

Total	$—	$—	$—

Segment Operating Highlights

(Thousands of Dollars, Except Barrel/Day Information)

	Year Ended December 31,
	2006	2005	Change
Consolidated Information:
Revenues	$1,137,261	$659,557	$477,704
Cost of product sales	466,276	229,806	236,470
Operating expenses	312,604	185,351	127,253
Depreciation and amortization expense	100,266	64,895	35,371

Segment operating income	258,115	179,505	78,610
General and administrative expenses	45,216	26,553	18,663

Consolidated operating income	$212,899	$152,952	$59,947

(a)	Throughput related to newly acquired assets included in the table above is calculated based on throughput for the period from the date of acquisition through December 31 of the year of acquisition divided by the number of days in the applicable year.
(b)	Excludes throughputs related to storage lease revenues.

Annual Highlights

Net income increased $38.5 million for the year ended December 31, 2006, compared to the year ended December 31, 2005, due to higher segment operating income, partially offset by increased general and administrative expense, increased interest expense and increased income tax expense. All of these increases predominantly resulted from including the results of the Kaneb Acquisition for a full year in 2006 compared to six months in 2005.

Segment operating income increased $78.6 million for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to a $29.3 million increase in the refined product pipelines segment, a $27.9 million increase in the refined product terminals segment, a $15.6 million increase in the marketing segment and a $6.3 million increase in the crude oil pipelines segment. Increases in the marketing, refined product pipelines and refined product terminals segments relate primarily to the effect of the Kaneb Acquisition, while the crude oil pipelines segment increased due to the acquisition of our interest in the Capwood crude oil pipeline. Except for storage lease revenues and product sales, operating income for our segments depends upon the level of throughputs moving through our assets. In addition to the Kaneb Acquisition, which impacted the marketing, refined product pipelines and refined product terminals segments, all of our segments, except the marketing and crude oil storage tank segment, were affected by lower throughputs in 2005 resulting from scheduled maintenance turnarounds or other operational issues at the McKee, Three Rivers and Ardmore refineries.

Refined Product Terminals

Revenues increased $145.8 million for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to the following:

•

the Kaneb Acquisition contributed $264.5 million of storage lease revenues for the year ended December 31, 2006 compared to $126.3 million of storage lease revenues for the period from July 1, 2005 to December 31, 2005;

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

Operating expenses increased $97.4 million for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to the inclusion of a full year in 2006 of operating expenses related to the assets acquired in the Kaneb Acquisition.

Depreciation and amortization expense increased $20.5 million for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to the inclusion of a full year in 2006 of depreciation and amortization expense related to our property and equipment acquired in the Kaneb Acquisition.

Refined Product Pipelines

Revenues increased $72.5 million for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to the following:

•	the Kaneb Acquisition contributed $116.4 million of revenues for the year ended December 31, 2006 compared to $57.4 million of revenue for the period from July 1, 2005 to December 31, 2005;

•

higher throughputs and revenues on the McKee to El Paso refined product pipeline system and the McKee to Denver refined product pipelines and higher throughputs in 2006 as the McKee and Three Rivers refineries experienced turnarounds and unit downtime in 2005; and

•

the completion of the Burgos project, which commenced operations on the Edinburg to Harlingen segment in October 2005, the Harlingen to Brownsville segment in March 2006 and made its first delivery of naphtha from Penitas, TX, near the Mexico border, to Brownsville in the third quarter of 2006.

Operating expenses increased $28.9 million for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to the inclusion of a full year in 2006 of operating expenses related to the assets acquired in the Kaneb Acquisition.

Depreciation and amortization expense increased $14.3 million for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to the inclusion of a full year in 2006 of depreciation and amortization expense related to our property and equipment acquired in the Kaneb Acquisition and the completion of the Burgos project in 2006.

Crude Oil Pipelines

Revenues increased $7.2 million for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to higher throughputs in 2006 as the McKee, Three Rivers and Ardmore refineries experienced scheduled turnarounds and unit downtime in 2005. In addition, our acquisition of the Capwood pipeline on January 1, 2006, which increased throughputs by approximately 41,000 barrels per day, resulted in additional revenues of $2.3 million.

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

Marketing

Revenues increased $254.5 million for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to the Kaneb Acquisition. The Kaneb Acquisition contributed $494.1 million of bunkering revenues for the year ended December 31, 2006 compared to $246.6 million for the period from July 1, 2005 to December 31, 2005.

Cost of product sales totaled $471.6 million for the year ended December 31, 2006 and $233.1 million for the period from July 1, 2005 to December 31, 2005. Cost of product sales reflects the cost of bunker fuel sold to marine vessels at the St. Eustatius and Point Tupper, which we acquired as part of the Kaneb Acquisition.

General

General and administrative expenses increased $18.7 million for the year ended December 31, 2006 compared to the year ended December 31, 2005, due to increased headcount as a result of the Kaneb Acquisition and reduced services received from Valero Energy under the services agreement. This increase in general and administrative expenses was partially offset by a decrease of $5.0 million in the service fee charged to us under a services agreement with Valero Energy.

Equity earnings from joint ventures increased $3.6 million for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily related to our 50% ownership in a terminal and storage facility in Linden, New Jersey, which was acquired in the Kaneb Acquisition.

Interest expense increased $24.9 million for the year ended December 31, 2006, compared to the year ended December 31, 2005, due to higher average debt balances resulting from debt assumed as part of the Kaneb Acquisition and debt incurred to fund the Kaneb Acquisition combined with higher interest rates in 2006.

Other income increased $4.7 million for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to an impairment charge of $2.1 million in 2005 as a portion of the Three Rivers to Pettus to Corpus Christi, Texas refined product pipeline was permanently idled.

Income tax expense increased $1.1 million for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to the inclusion of a full year in 2006 of income tax expense related to certain operations acquired in the Kaneb Acquisition.

Outlook

Our business primarily consists of transportation, storage, terminalling and marketing of crude oil and refined products and is subject to the demand for those commodities in the regions in which we operate. Our business is generally more defensive in nature than other companies during times of economic slowdowns since we largely operate a stable, cash-flowing business; however, a recession, widely predicted to occur in 2008 according to several economists and regulators, or other adverse economic conditions, could negatively impact our operations.

We expect to see relatively few maintenance turnarounds in 2008, particularly at the Valero Energy refineries we serve. Therefore, we expect throughputs and revenues on our pipeline, terminal and storage business segments to improve in 2008 versus 2007, especially since our throughputs were impacted by Valero Energy’s McKee refinery fire for part of 2007.

Longer term, we believe strong demand for more energy infrastructure in the U.S. and internationally, continued growth in product demand, a tight supply and demand balance and an expanding array of specialty products including renewable fuels will continue to drive the demand for our assets. High refinery utilization rates tend to be supportive of throughputs through our pipelines and terminals.

Crude Oil and Refined Product Pipelines Outlook

Overall demand for our pipeline services in 2008 should remain high, despite some indications of an economic slowdown. Turnarounds or outages at our customers’ refineries have a significant effect on our pipeline results, as do maintenance expenses and market conditions. Barring any major unplanned turnaround activity or significant adverse economic condition, we expect our refined product and crude oil pipeline throughputs will generally grow at a rate typical for the demand of refined products. Additionally, effective July 1st, we expect the tariffs on our pipelines to increase, which will also positively impact our results.

Terminalling and Storage Outlook

We believe certain trends we see in the market are providing further terminalling opportunities for us for a number of reasons, including:

•	high commodity prices, which in relative terms make logistics cheap compared to the value they deliver;

•	volatility in the energy markets and the willingness of energy traders to take physical positions at storage facilities in order to enhance profits;

•	growing governmental regulation mandating cleaner fuels, such as ethanol and biofuels, which provide logistical opportunities;

•	strong refining fundamentals that are expected to remain good for some time;

•	geopolitical factors, which cause concern over the security of supply; and

•	arbitrage opportunities such as those between the gasoline short U.S. and diesel short Europe, which continue to enhance storage opportunities.

The markets where we are investing to increase storage are strategically located marine terminal facilities on the East, West and Gulf Coasts of the U.S. as well as internationally at our facilities in St. Eustatius in the Netherlands Antilles, Amsterdam and the United Kingdom.

During 2007, we completed key terminal expansion projects and we commenced construction on other significant terminal expansion projects, which we expect to positively impact our operations in 2008.

Marketing Outlook

In 2008, we plan to continue to increase our marketing segment activity, which we expect to positively affect our earnings. However, the operations of the marketing segment expose us to commodity price risk, which could increase the volatility of our earnings. In addition, we may experience additional volatility in our earnings and cash flows, as changes in the values of our derivative instruments may not completely offset changes in the values of our physical inventory.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary cash requirements are for distributions to partners, working capital requirements, debt service, reliability and strategic and other capital expenditures, acquisitions and normal operating expenses. We typically generate sufficient cash from our current operations to fund day-to-day operating and general and administrative expenses, reliability capital expenditures and distribution requirements. We also have available borrowing capacity under our existing revolving credit facility and, to the extent necessary, we may raise additional funds through equity or debt offerings under our $3.0 billion shelf registration statement to fund strategic capital expenditures or other cash requirements not funded from operations. However, there can be no assurance regarding the availability of any additional funds or whether such additional funds can be provided on terms acceptable to us.

Cash Flows for the Year Ended December 31, 2007 and 2006

Net cash provided by operating activities for the year ended December 31, 2007 was $222.7 million compared to $250.8 million for the year ended December 31, 2006. The decrease in cash generated from operating activities is primarily due to a $21.3 million use of cash in 2007 from changes in working capital accounts compared to a $10.7 million source of cash in 2006 from changes in working capital accounts. Accounts receivable and inventory increased by $22.1 million and $71.5 million, respectively, compared to 2006 primarily due to the operations of the marketing segment, particularly an increase in inventory associated with marketing of asphalt, gasoline and distillates which began in 2007. Offsetting the increases in inventory and accounts receivable was an increase in accounts payable of $72.9 million, also primarily related to the marketing of asphalt, gasoline and distillates. Cash flows from operations for the year ended December 31, 2007 also includes proceeds from business interruption insurance of $12.5 million.

Net cash provided by operating activities for the year ended December 31, 2007 was used to fund distributions to unitholders and the general partner in the aggregate amount of $197.3 million. The proceeds from long-term debt borrowings, net of repayments, were used to fund a portion of our capital expenditures, primarily related to various terminal expansion projects. Additionally, we issued 2,600,000 common units for proceeds of $146.1 million, including a contribution from our general partner, which were used to repay borrowing on our long-term debt.

Net cash provided by operating activities for the year ended December 31, 2006, combined with available cash on hand, was used primarily to fund distributions to unitholders and the general partner in the aggregate amount of $183.3 million. Proceeds from long-term debt borrowings totaling $269.0 million, combined with the proceeds totaling $70.1 million from the sale of the Australia and New Zealand subsidiaries on March 30, 2006, were used to fund asset acquisitions of $154.5 million, repay long-term debt of $83.5 million and to fund capital expenditures and investment of other noncurrent assets of $124.0 million and $10.8 million, respectively.

Equity

Equity Offering. On November 19, 2007, we issued 2,600,000 common units representing limited partner interests at a price of $57.20 per unit. We received total proceeds of $146.1 million, including a contribution of $3.0 million from our general partner, net of issuance costs. The proceeds were used to repay a portion of the outstanding principal balance under our $600 million revolving credit agreement.

Shelf Registration Statement. On May 18, 2007, the SEC declared effective our shelf registration statement on Form S-3, which permits us to offer and sell various types of securities, including NuStar Energy common units and debt securities of each NuStar Logistics and KPOP, having an aggregate value of up to $3.0 billion (the 2007 Shelf Registration Statement). We filed the 2007 Shelf Registration Statement to gain additional flexibility in accessing capital markets for, among other things, the repayment of outstanding indebtedness, working capital, capital expenditures and acquisitions. As of December 31, 2007, we had $2.85 billion remaining under the 2007 Shelf Registration Statement. The 2007 Shelf Registration Statement replaces our 2003 Shelf Registration Statement, which was effective October 2, 2003 and filed by us and NuStar Logistics to register $750.0 million of securities for potential future use.

Distributions. NuStar Energy’s partnership agreement, as amended, determines the amount and priority of cash distributions that our common unitholders and general partner may receive. The general partner receives a 2% distribution with respect to its general partner interest. The general partner is also entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds $0.60 per unit. For a detailed discussion of the incentive distribution targets, please read Item 5. “Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Common Units.”

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

	Year Ended December 31,
	2007	2006	2005
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$4,092	$3,742	$3,036
General partner incentive distribution	18,426	14,778	10,259

Total general partner distribution	22,518	18,520	13,295
Limited partners’ distribution	182,076	168,515	138,500

Total cash distributions	$204,594	$187,035	$151,795

Cash distributions per unit applicable to limited partners	$3.835	$3.600	$3.365

Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter.

On January 24, 2008, we declared a quarterly cash distribution of $0.985, which was paid on February 14, 2008 to unitholders of record on February 7, 2008. This distribution related to the fourth quarter of 2007 and totaled $55.0 million, of which $6.3 million represented the general partner’s share of such distribution. The general partner’s distribution included a $5.2 million incentive distribution.

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

•

strategic and other capital expenditures, such as those to expand and upgrade pipeline capacity and to construct new pipelines, terminals and storage tanks. In addition, expansion capital expenditures may include acquisitions of pipelines, terminals or storage tank assets.

During the year ended December 31, 2007, we incurred reliability capital expenditures of $40.3 million primarily related to system automation and maintenance upgrade projects at our terminals and pipelines, and strategic capital expenditures of $211.0 million primarily related to the Amsterdam, St. Eustatius and St. James tank expansions and other terminal expansion projects. Also, we incurred expenditures required as a result of our separation from Valero Energy, such as separating our information systems and improvements made to our new headquarters.

For 2008, we budgeted for $182.0 million of capital expenditures, including $53.0 million for reliability capital projects and $129.0 million for strategic and other capital projects. We continuously evaluate our capital budget and make changes as economic conditions warrant. If conditions warrant, our actual capital expenditures for 2008 may exceed the budgeted amounts. We believe cash generated from operations combined with other sources of liquidity previously described will be sufficient to fund our capital expenditures in 2008.

Long-Term Contractual Obligations

6.875% and 6.05% Senior Notes

On March 18, 2003, NuStar Logistics issued $250 million of 6.05% senior notes, maturing in 2013, with interest payable semi-annually in arrears on March 15 and September 15 of each year.

On July 15, 2002, NuStar Logistics issued $100.0 million of 6.875% senior notes, maturing in 2012, with interest payable semi-annually in arrears on January 15 and July 15 of each year.

The 6.05% and the 6.875% senior notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness of NuStar Logistics. Both series of senior notes contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit NuStar Logistics’ ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions.

At the option of NuStar Logistics, the 6.05% and the 6.875% senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. The NuStar Logistics senior notes also include a change-in-control provision, which requires (1) that Valero Energy or an investment grade entity own, directly or indirectly, 51% of our general partner interests and (2) that we (or an investment grade entity) own, directly or indirectly, all of the general partner and limited partner interests in NuStar Logistics.

Due to the completed sale of Valero Energy’s remaining interests in NuStar GP Holdings on December 22, 2006, the change-in-control provision was triggered, and NuStar Logistics offered to purchase the senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase. This offer expired on January 23, 2007, with approximately $20.1 million of the 6.05% senior notes tendered to us for repurchase. We retired the senior notes that were tendered with borrowings under our $600 million revolving credit agreement on February 1, 2007. The retirement of those senior notes did not significantly affect either our financial position or results of operations.

7.75% and 5.875% Senior Notes

As a result of the Kaneb Acquisition, we assumed the outstanding senior notes issued by KPOP, having an aggregate face value of $500.0 million, and an aggregate fair value of $555.0 million. We use the effective interest method to amortize the difference between the fair value and the face value of the senior notes as a reduction of interest expense over the remaining lives of the senior notes.

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

The senior notes issued by NuStar Logistics are fully and unconditionally guaranteed by NuStar Energy. In connection with the Kaneb Acquisition, NuStar Energy fully and unconditionally guaranteed the outstanding senior notes issued by KPOP. Additionally, effective July 1, 2005, both NuStar Logistics and KPOP fully and unconditionally guaranteed the outstanding senior notes of the other.

2007 Revolving Credit Agreement

On December 10, 2007, NuStar Logistics replaced the existing $600 million revolving credit agreement with the $1.25 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement), which includes a Euro sub-limit of $250 million. NuStar Logistics borrowed $528.4 million under the 2007 Revolving Credit Agreement to repay in full the balance on its $600 million revolving credit agreement (Revolving Credit Agreement) and $525 million term loan agreement (Term Loan Agreement). Obligations under the 2007 Revolving Credit Agreement are guaranteed by NuStar Energy and KPOP. KPOP will be released from its guarantee of the 2007 Revolving Credit Agreement when it no longer guarantees NuStar Logistics public debt instruments.

As of December 31, 2007, we had $720.8 million available for borrowing under the 2007 Revolving Credit Agreement. The 2007 Revolving Credit Agreement bears interest based on either an alternative base rate or a LIBOR based rate, which was 5.7% as of December 31, 2007. The weighted-average interest rate related to outstanding borrowings under the 2007 Revolving Credit Agreement for the year ended December 31, 2007 was 5.7%.

The 2007 Revolving Credit Agreement requires that we maintain certain financial ratios and includes other restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exist or would result from the distribution. The 2007 Revolving Credit Agreement also requires us to maintain, as of the end of each rolling period, consisting of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2007 Revolving Credit Agreement) not to exceed 5.00-to-1.00; provided, that if at any time NuStar Energy or any of its restricted subsidiaries consummates an acquisition for an aggregate net consideration of at least $100 million, then for two rolling periods, the last day of which immediately follows the day on which such acquisition is consummated, the consolidated debt coverage ratio must not exceed 5.50-to-1.00. Management believes that we are in compliance with all ratios and covenants of the 2007 Revolving Credit Agreement as of December 31, 2007.

Term Loan Agreement

On July 1, 2005, we entered into the Term Loan Agreement, the majority of which was used to fund the Kaneb Acquisition. The weighted-average interest rate related to outstanding borrowings under the Term Loan Agreement for the year ended December 31, 2007 was 6.0%. The $225.0 million balance on the Term Loan Agreement was paid in full on December 10, 2007 with the proceeds from the 2007 Revolving Credit Agreement.

Revolving Credit Agreement

On July 1, 2005, we entered into the Revolving Credit Agreement. The weighted-average interest rate related to outstanding borrowings under the Revolving Credit Agreement for the year ended December 31, 2007 was 5.7%. The $303.4 million balance on the Revolving Credit Agreement was paid in full on December 10, 2007 with the proceeds from the 2007 Revolving Credit Agreement.

UK Term Loan

KPOP’s UK subsidiary, Kaneb Terminals Limited, is the borrower of £21 million ($41.6 million and $41.1 million as of December 31, 2007 and 2006, respectively). This amended and restated term loan agreement (the UK Term Loan) bears interest at 6.65% annually and matures on December 11, 2012.

In December 2007, the UK Term Loan was amended to be consistent with the covenants and provisions of the 2007 Revolving Credit Agreement. Management believes that we are in compliance with all ratios and covenants of the UK Term Loan as of December 31, 2007.

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

Interest Rate Swaps

We are party to certain interest rate swap agreements to manage our exposure to changes in interest rates. The interest rate swap agreements have an aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, we will receive a fixed rate (6.875% and 6.05% for the $60.0 million and $107.5 million of interest rate swap agreements, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement. The aggregate estimated fair value of the interest rate swaps included in the consolidated balance sheet was $2.2 million included in deferred charges and other assets, net as of December 31, 2007 and $4.9 million included in other long-term liabilities as of December 31, 2006.

The interest rate swap contracts qualify for the shortcut method of accounting prescribed by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). As a result, changes in the fair value of the swaps will completely offset the changes in the fair value of the underlying hedged debt. As of December 31, 2007 and 2006, the weighted average effective interest rate for the interest rate swaps was 6.1% and 7.1%, respectively.

The following table presents our long-term contractual obligations and commitments and the related payments due, in total and by period, as of December 31, 2007.

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total
	(Thousands of Dollars)
Long-term debt (stated maturities)	$663	$713	$770	$832	$920,503	$482,163	$1,405,644
Operating leases	11,034	7,650	7,099	6,557	6,394	102,368	141,102
Purchase obligations	544,294	110,953	7,069	968	962	1,523	665,769

A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum or variable price provisions, and (iii) the approximate timing of the transaction. Our purchase obligations primarily relate to purchases of inventory for resale to our customers.

We do not have any long-term contractual obligations related to our investment in joint ventures, other than the requirement to operate the joint ventures on behalf of the members and to fund our 50% share of capital expenditures as they arise.

Related Party Transactions

Our operations are managed by the general partner of our general partner, NuStar GP, LLC. The employees of NuStar GP, LLC perform services for our U.S. operations. Certain of our wholly owned subsidiaries employ persons who perform services for our international operations. We reimburse NuStar GP, LLC for all costs related to its employees. We had a receivable of $0.8 million and a payable of $2.3 million, as of December 31, 2007 and December 31, 2006, respectively, to our general partner, with both amounts representing payroll and plan benefits, net of payments made by us. We also had a long-term payable as of December 31, 2007 and 2006 of $5.7 million to our general partner related to amounts payable for retiree medical benefits and other post-employment benefits.

Prior to December 22, 2006, Valero Energy controlled our general partner. We have transactions with Valero Energy for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, certain employee costs, insurance costs, administrative costs and lease expense, which were reported as related party transactions in the consolidated statement of income. Due to Valero Energy’s sale of its interest in NuStar GP Holdings on December 22, 2006, we ceased reporting transactions with Valero Energy as related party transactions subsequent to that date.

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC for the year ended December 31, 2007 and with Valero Energy for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005 (a)
	(Thousands of Dollars)
Revenues	$—	$260,980	$234,485
Operating expenses	93,211	94,587	60,921
General and administrative expenses	37,702	32,183	19,356

(a)	The amounts reflected in the table include revenues and operating expenses of $1,867 and $1,850, respectively, which are included in income from discontinued operations in the consolidated statement of income.

Agreements with NuStar GP Holdings

Non-Compete Agreement

On July 19, 2006, we entered into a non-compete agreement with NuStar GP Holdings, Riverwalk Logistics, L.P., and NuStar GP, LLC (the Non-Compete Agreement). The Non-Compete Agreement became effective on December 22, 2006 when NuStar GP Holdings ceased being subject to the Amended and Restated Omnibus Agreement, dated March 31, 2006. Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. NuStar GP Holdings will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. With respect to any other business opportunities, neither the Partnership nor NuStar GP Holdings are prohibited from engaging in any business, even if the Partnership and NuStar GP Holdings would have a conflict of interest with respect to such other business opportunity.

Agreements with Valero Energy

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

Services Agreement

Prior to our separation from Valero Energy, the employees of NuStar GP, LLC were provided to us under the terms of various services agreements between us and Valero Energy. The terms of these services agreements generally provided that the costs of employees who performed services directly on our behalf, including salaries, wages and employee benefits, were charged directly to us. In addition, Valero Energy charged us a net administrative services fee, which was $1.8 million and $6.6 million for the years ended December 31, 2006 and 2005, respectively.

Although Valero Energy no longer provided employees to work directly on our behalf, Valero Energy continued to provide certain services to us under the terms of a services agreement dated December 22, 2006 (the 2007 Services Agreement). Under the 2007 Services Agreement, we paid Valero Energy approximately $1.1 million for the year ended December 31, 2007 for administrative services (primarily information system services and human resource services) and telecommunication services.

On April 16, 2007, Valero Energy exercised its option to terminate the 2007 Services Agreement. As a result, Valero Energy paid us a termination fee of $13.0 million in May 2007 in accordance with the terms of the 2007 Services Agreement. However, Valero Energy continued providing certain services over a period of time sufficient to allow us to assume those functions by the end of 2007.

Omnibus Agreement

On March 31, 2006, we entered into an amended and restated omnibus agreement (the 2006 Omnibus Agreement) with Valero Energy, NuStar GP, LLC, Riverwalk Logistics, L.P., and NuStar Logistics. The 2006 Omnibus Agreement superseded the Omnibus Agreement among the parties dated effective April 16, 2001. The 2006 Omnibus Agreement governed potential competition between Valero Energy and us.

With the closing of Valero GP Holding’s secondary public offering on December 22, 2006, Valero Energy ceased to own 20% or more of us, which allows Valero Energy to compete with us.

Also under the 2006 Omnibus Agreement, Valero Energy agreed to indemnify us for environmental liabilities related to the assets transferred to us in connection with our initial public offering, provided that such liabilities arose prior to and are discovered within ten years after that date (excluding liabilities resulting from a change in law after April 16, 2001).

Pipelines and Terminals Usage Agreement—McKee, Three Rivers and Ardmore

Under the terms of the Pipelines and Terminals Usage Agreement dated April 16, 2001, we provide transportation services that support Valero Energy’s refining and marketing operations relating to the McKee, Three Rivers and Ardmore refineries. Pursuant to the agreement, Valero Energy has agreed through April 2008:

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

In the event Valero Energy does not transport in our pipelines or use our terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, Valero Energy will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted average pipeline tariff or terminal fee. For the years ended December 31, 2007, 2005 and 2004, Valero Energy exceeded its obligations under the Pipelines and Terminals Usage Agreement. Additionally, Valero Energy has agreed not to challenge, or cause others to challenge, our interstate or intrastate tariffs for the transportation of crude oil and refined products until at least April 2008.

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

•

Services and Secondment Agreements, dated March 2003, pursuant to which Valero Energy agreed to provide personnel to us who perform operating and routine maintenance services related to the crude oil storage tank operations. The annual reimbursement for those services is an aggregate $3.5 million. The initial term of the services and secondment agreements is ten years, which we may extend for an additional five years. In addition to the fees we have agreed to pay Valero Energy under the services and secondment agreements, we are responsible for operating expenses and specified capital expenditures related to the tank assets that are not addressed in the services and secondment agreements. These operating expenses and capital expenditures include tank safety inspections, maintenance and repairs, certain environmental expenses, insurance premiums and ad valorem taxes.

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

Corpus Christi North Beach Storage Facility

Effective January 1, 2007, we entered into a one-year terminal service agreement with Valero Energy for the 1.6 million barrels of capacity at our Corpus Christi North Beach storage facility. This agreement automatically renewed from year-to-year until either party elected to terminate upon 90-days written notice. This agreement was terminated on December 31, 2007.

We entered into a five-year shell barrel capacity lease agreement with Valero Energy on January 1, 2008 for the 1.6 million barrels of capacity at our Corpus Christi North Beach storage facility for $0.56 million per month. This lease automatically renews for additional one-year terms after the initial term unless either party terminates it with a 90-day written notice. Pursuant to this agreement, Valero Energy has agreed to maintain an annual average throughput of at least 70,000 barrels per day. In the event Valero Energy does not maintain the minimum guaranteed annual volume, Valero Energy will be required to make a cash payment determined by multiplying the shortfall in volume by a per barrel rate.

Other Agreements

We have other minor storage and throughput contracts with Valero Energy.

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

The balance of and changes in our accruals for environmental matters as of and for the years ended December 31, 2007, 2006 and 2005 are included in Note 11 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data.” We believe that we have adequately accrued for our environmental exposures.

Other Contingencies

We are subject to certain loss contingencies, the outcome of which could have an effect on our cash flows and results of operations. Specifically, we may be required to make substantial payments to the U.S. Department of Justice for certain remediation costs as further disclosed in Note 12 of the Notes to Consolidated Financial Statements.

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

We also have legal obligations in the form of leases and right of way agreements, which require us to remove certain of our assets upon termination of the agreement. However, these lease or right of way agreements generally contain automatic renewal provisions that extend our rights indefinitely or we have other legal means available to extend our rights. We have recorded a liability of approximately $0.8 million and $2.0 million as of December 31, 2007 and 2006, respectively, which is included in other long-term liabilities on the consolidated balance sheet, for conditional asset retirement obligations related to the retirement of terminal assets with lease and right of way agreements. Prior to 2006, we had not recorded a liability for asset retirement obligations.

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

Derivative Financial Instruments

We are party to certain interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. We account for the interest rate swaps as fair value hedges and recognize the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. The interest rate swap contracts qualify for the shortcut method of accounting prescribed by SFAS 133. As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged debt.

Since the operations of our marketing segment expose us to commodity price risk, we enter into derivatives instruments to mitigate the effect of commodity price fluctuations. The derivative instruments we use consist primarily of futures contracts and swaps traded on the NYMEX.

Derivative instruments designated and qualifying as fair value hedges under Statement of Financial Accounting Standards No. 133 (SFAS 133) (Fair Value Hedges) are recorded in the consolidated balance sheet at fair value with mark-to-market adjustments recorded in cost of sales. The offsetting gain or loss on the associated hedged physical inventory is recognized concurrently in cost of sales. We record derivative instruments that do not qualify for hedge accounting under SFAS 133 (Economic Hedges) in the consolidated balance sheet at fair value with mark-to-market adjustments recorded in cost of sales. The market fluctuations in inventory are not recognized until the physical sale takes place. Fair value is based on quoted market prices.

On a limited basis, we also enter into derivative commodity instruments based on our analysis of market conditions in order to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges. We record these derivatives in the consolidated balance sheet at fair value with mark-to-market adjustments recorded in revenues.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We manage our debt considering various financing alternatives available in the market and we manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, we utilize interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt. Borrowings under the 2007 Revolving Credit Agreement expose us to increases in the benchmark interest rate underlying these variable rate debt instruments.

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

	December 31, 2007
	Expected Maturity Dates
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$663	$713	$770	$832	$392,527	$482,163	$877,668	$927,234
Average interest rate	8.0%	8.0%	8.0%	8.0%	7.4%	6.0%	6.6%
Variable rate	$—	$—	$—	$—	$527,976	$—	$527,976	$527,976
Average interest rate	—	—	—	—	5.7%	—	5.7%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$60,000	$107,500	$167,500	$2,232
Average pay rate	5.3%	5.6%	6.1%	6.4%	6.7%	6.5%	6.1%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.1%	6.3%

	December 31, 2006
	Expected Maturity Dates						Total	Fair Value
	2007	2008	2009	2010	2011	Thereafter
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$647	$660	$713	$770	$41,950	$854,049	$898,789	$939,191
Average interest rate	8.0%	8.0%	8.0%	8.0%	6.7%	6.6%	6.6%
Variable rate	$—	$—	$—	$—	$415,526	$—	$415,526	$415,526
Average interest rate	—	—	—	—	6.1%	—	6.1%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$—	$167,500	$167,500	$(4,908)
Average pay rate	7.0%	6.7%	6.7%	6.8%	6.9%	6.8%	6.8%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.2%	6.3%

Commodity Price Risk

Since the operations of our marketing segment expose us to commodity price risk, we enter into derivative instruments to mitigate the effect of commodity price fluctuations. The derivative instruments we use consist primarily of futures contracts and swaps traded on the NYMEX.

We have a risk management group that has direct oversight responsibilities for our risk policies and our trading controls and procedures and certain aspects of risk management. Our risk management group also approves all new risk management strategies through a formal process.

Derivative instruments designated and qualifying as fair value hedges under Statement of Financial Accounting Standards No. 133 (SFAS 133) (Fair Value Hedges) are recorded in the consolidated balance sheet at fair value with mark-to-market adjustments recorded in cost of sales. The offsetting gain or loss on the associated hedged physical inventory is recognized concurrently in cost of sales. We record derivative instruments that do not qualify for hedge accounting under SFAS 133 (Economic Hedges) in the consolidated balance sheet at fair value with mark-to-market adjustments recorded in cost of sales. The market fluctuations in inventory are not recognized until the physical sale takes place. Fair value is based on quoted market prices.

On a limited basis, we also enter into derivative commodity instruments based on our analysis of market conditions in order to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges. We record these derivatives in the consolidated balance sheet at fair value with mark-to-market adjustments recorded in revenues.

The following table provides information about our derivative instruments:

	December 31, 2007
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	68	$104.26	N/A	$460
Futures – short:
(refined products)	287	N/A	$103.78	(1,942)

Economic Hedges:
Futures – long:
(refined products)	60	$104.44	N/A	392
Futures – short:
(crude oil and refined products)	459	N/A	$99.01	(3,001)

Total fair value of open positions				$(4,091)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of NuStar Energy L.P’s internal control over financial reporting as of December 31, 2007. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by KPMG, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K. KPMG’s attestation on the effectiveness of our internal control over financial reporting appears on page 68.

Report of Independent Registered Public Accounting Firm

The Board of Directors of NuStar GP, LLC

and Unitholders of NuStar Energy L.P.:

We have audited the accompanying consolidated balance sheets of NuStar Energy L.P. and subsidiaries (a Delaware limited partnership) (the Partnership) as of December 31, 2007 and 2006, and the related consolidated statements of income, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuStar Energy L.P. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuStar Energy L.P.’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Antonio, Texas
February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors of NuStar GP, LLC

and Unitholders of NuStar Energy L.P.:

We have audited NuStar Energy L.P. and subsidiaries (a Delaware limited partnership) (the Partnership) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, NuStar Energy L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuStar Energy L.P. as of December 31, 2007 and 2006, and the related consolidated statements of operations, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

San Antonio, Texas

February 28, 2008

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$89,838	$68,838
Accounts receivable, net of allowance for doubtful accounts of $365 and $1,220 as of December 31, 2007 and 2006, respectively	130,354	105,976
Receivable from related party	786	—
Inventories	88,532	16,979
Other current assets	37,624	21,205

Total current assets	347,134	212,998

Property and equipment, at cost	2,944,116	2,694,358
Accumulated depreciation and amortization	(452,030)	(349,223)

Property and equipment, net	2,492,086	2,345,135
Intangible assets, net	47,762	53,532
Goodwill	785,019	774,441
Investment in joint ventures	80,366	74,077
Deferred income tax asset	10,622	11,342
Deferred charges and other assets, net	20,098	22,683

Total assets	$3,783,087	$3,494,208

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$663	$647
Payable to related party	—	2,315
Accounts payable	163,309	86,307
Accrued interest payable	17,725	17,528
Accrued liabilities	47,189	37,651
Taxes other than income taxes	10,157	10,219
Income taxes payable	3,442	2,068

Total current liabilities	242,485	156,735

Long-term debt, less current portion	1,445,626	1,353,720
Long-term payable to related party	5,684	5,749
Deferred income tax liability	34,196	32,926
Other long-term liabilities	60,264	69,397
Commitments and contingencies (Note 12)

Partners’ equity:
Limited partners (49,409,749 and 46,809,749 common units outstanding as of December 31, 2007 and 2006, respectively)	1,926,126	1,830,047
General partner	41,819	38,815
Accumulated other comprehensive income	26,887	6,819

Total partners’ equity	1,994,832	1,875,681

Total liabilities and partners’ equity	$3,783,087	$3,494,208

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Services revenues:
Third parties	$696,623	$375,174	$190,439
Related party	—	260,980	232,618

Total services revenues	696,623	636,154	423,057
Product sales	778,391	501,107	236,500

Total revenues	1,475,014	1,137,261	659,557

Costs and expenses:
Cost of product sales	742,972	466,276	229,806
Operating expenses:
Third parties	264,024	218,017	126,280
Related party	93,211	94,587	59,071

Total operating expenses	357,235	312,604	185,351
General and administrative expenses:
Third parties	30,213	13,033	7,197
Related party	37,702	32,183	19,356

Total general and administrative expenses	67,915	45,216	26,553
Depreciation and amortization expense	114,293	100,266	64,895

Total costs and expenses	1,282,415	924,362	506,605

Operating income	192,599	212,899	152,952
Equity earnings from joint ventures	6,833	5,882	2,319
Interest expense, net	(76,516)	(66,266)	(41,388)
Other income (expense), net	38,830	3,252	(1,495)

Income from continuing operations before income tax expense	161,746	155,767	112,388
Income tax expense	11,448	5,861	4,713

Income from continuing operations	150,298	149,906	107,675

Income (loss) from discontinued operations, net of income tax	—	(376)	3,398

Net income	150,298	149,530	111,073
Less net income applicable to general partner	(21,063)	(16,910)	(10,758)

Net income applicable to limited partners	$129,235	$132,620	$100,315

Income (loss) per unit applicable to limited partners:
Continuing operations	$2.74	$2.84	$2.76
Discontinued operations	—	(0.01)	0.10

Net income	$2.74	$2.83	$2.86

Weighted average number of basic units outstanding	47,158,790	46,809,749	35,023,250

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$150,298	$149,530	$111,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	114,293	100,266	66,667
Amortization of debt related items	(5,516)	(5,210)	(2,669)
Other non-cash gains	(8,356)	(388)	2,161
Provision (benefit) for deferred income taxes	276	(74)	4,283
Equity earnings from joint ventures	(6,833)	(5,969)	(2,499)
Distributions of equity earnings from joint ventures	544	5,155	2,499
Changes in current assets and liabilities (Note 17)	(21,326)	10,695	64
Other, net	(708)	(3,194)	4,851

Net cash provided by operating activities	222,672	250,811	186,430

Cash Flows from Investing Activities:
Reliability capital expenditures	(40,333)	(33,952)	(23,707)
Strategic and other capital expenditures	(210,918)	(90,070)	(44,379)
Kaneb acquisition, net of cash acquired	—	—	(500,973)
Other acquisitions	—	(154,474)	—
Investment in other noncurrent assets	(62)	(10,820)	(3,319)
Proceeds from sale of Held Separate Businesses, net	—	—	454,109
Proceeds from dispositions of other assets	12,667	71,396	26,836
Proceeds from insurance settlement	250	3,661	—
Distributions in excess of equity earnings from joint ventures	—	113	2,433
Other, net	—	912	—

Net cash used in investing activities	(238,396)	(213,234)	(89,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common units, net of issuance costs	143,083	—	—
Proceeds from long-term debt borrowings, net of issuance costs	1,170,302	269,026	746,472
Long-term debt repayments	(1,077,975)	(83,510)	(735,064)
Proceeds from notes payable	75,000	—	—
Repayments of notes payable	(82,353)	—	—
Distributions to unitholders and general partner	(197,333)	(183,290)	(127,789)
Contributions from general partner	3,035	575	29,197
Increase (decrease) in cash book overdrafts	3,676	(6,305)	10,006
Other, net	(375)	(395)	—

Net cash provided by (used in) financing activities	37,060	(3,899)	(77,178)

Effect of foreign exchange rate changes on cash	(336)	(894)	(345)

Net increase in cash and cash equivalents	21,000	32,784	19,907
Cash and cash equivalents as of the beginning of year	68,838	36,054	16,147

Cash and cash equivalents as of the end of year	$89,838	$68,838	$36,054

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

(Thousands of Dollars, Except Unit Data)

	Limited Partners				General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity

	Common		Subordinated
	Units	Amount	Units	Amount
Balance as of January 1, 2005	13,442,072	$310,537	9,599,322	$117,968	$9,836	$(30)	$438,311

Net income	—	72,383	—	27,932	10,758	—	111,073
Other comprehensive loss – foreign currency translation	—	—	—	—	—	(1,238)	(1,238)

Total comprehensive income	—	72,383	—	27,932	10,758	(1,238)	109,835

Cash distributions to partners	—	(85,138)	—	(31,773)	(10,878)	—	(127,789)
Exchange of common units for all common units of KPP and related general partner interest contributions	23,768,355	1,451,225	—	—	29,197	—	1,480,422

Balance as of December 31, 2005	37,210,427	1,749,007	9,599,322	114,127	38,913	(1,268)	1,900,779

Net income	—	123,180	—	9,440	16,910	—	149,530
Other comprehensive income – foreign currency translation	—	—	—	—	—	8,087	8,087

Total comprehensive income	—	123,180	—	9,440	16,910	8,087	157,617

Cash distributions to partners	—	(149,004)	—	(16,703)	(17,583)	—	(183,290)
General partner contribution	—	—	—	—	575	—	575
Conversion of subordinated units to common units on May 8, 2006	9,599,322	106,864	(9,599,322)	(106,864)	—	—	—

Balance as of December 31, 2006	46,809,749	1,830,047	—	—	38,815	6,819	1,875,681

Net income	—	129,235	—	—	21,063	—	150,298
Other comprehensive income – foreign currency translation	—	—	—	—	—	20,068	20,068

Total comprehensive income	—	129,235	—	—	21,063	20,068	170,366

Cash distributions to partners	—	(176,239)	—	—	(21,094)	—	(197,333)
Issuance of 2,600,000 common units in November 2007 and related general partner interest contribution	2,600,000	143,083	—	—	3,035	—	146,118

Balance as of December 31, 2007	49,409,749	$1,926,126	—	$—	$41,819	$26,887	$1,994,832

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

1. ORGANIZATION AND OPERATIONS

Organization

NuStar Energy L.P. (NYSE: NS), formerly Valero L.P., is engaged in the crude oil and refined product transportation, terminalling and storage business in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom. NuStar Energy L.P. also purchases certain petroleum products for resale to third parties. As used in this report, references to “we,” “us,” “our” or “the Partnership” collectively refer, depending on the context, to NuStar Energy L.P. or a wholly owned subsidiary of NuStar Energy L.P.

NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) is our general partner, which is represented by a 2% general partner interest. NuStar GP Holdings, through various wholly owned subsidiaries, also owns limited partner units, resulting in a combined ownership of 22.3% of our partnership interests. The remaining 77.7% limited partnership interests are held by public unitholders.

NuStar GP Holdings, a publicly held Delaware limited liability company, was formed in June 2000 as UDS Logistics. Valero Energy Corporation (Valero Energy) (NYSE: VLO), a publicly held independent refining and marketing company, acquired UDS Logistics in connection with its December 31, 2001 acquisition (UDS Acquisition) of Ultramar Diamond Shamrock Corporation (UDS). UDS Logistics changed its name to Valero GP Holdings in January 2006. In two separate public offerings in 2006, Valero Energy sold 100% of their ownership interests in NuStar GP Holdings. In April 2007, Valero GP Holdings changed its name to NuStar GP Holdings, and we changed our name to NuStar Energy L.P. (NuStar Energy).

Operations

Our operations are managed by NuStar GP, LLC, formerly Valero GP, LLC, the general partner of Riverwalk Logistics, L.P., and a wholly owned subsidiary of NuStar GP Holdings.

We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P., formerly Valero Logistics Operations, L.P. (NuStar Logistics), and Kaneb Pipe Line Operating Partnership, L.P. (KPOP). During the fourth quarter of 2007, we revised the manner in which we internally evaluate our segment performance and made certain organizational changes. As a result, we changed the way we report our segmental results such that all product sales and related costs are included in the marketing segment. Previous periods have been restated to conform to this presentation. We have five business segments: refined product terminals, refined product pipelines, crude oil pipelines, crude oil storage tanks and marketing. As of December 31, 2007, our assets included:

•

61 refined product terminal facilities in the United States, the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom providing approximately 58.5 million barrels of storage capacity and one crude oil terminal facility providing approximately 3.4 million barrels of storage capacity;

•

8,251 miles of refined product pipelines, including approximately 2,000 miles of anhydrous ammonia pipelines, with 21 associated terminals providing storage capacity of 4.6 million barrels and two tank farms providing storage capacity of 1.2 million barrels;

•	812 miles of crude oil pipelines with 11 associated storage tanks providing storage capacity of 1.7 million barrels; and

•	60 crude oil storage tanks providing storage capacity of 12.5 million barrels.

On November 6, 2007, we entered into a definitive agreement to acquire CITGO Asphalt Refining Company’s asphalt operations and assets (East Coast Asphalt Operations) for approximately $450.0 million, plus an inventory adjustment. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals on the East Coast with a combined storage capacity of 4.8 million barrels.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews their estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Cash and Cash Equivalents

Cash equivalents are all highly liquid investments with an original maturity of three months or less when acquired.

Accounts Receivable

Accounts receivable represent valid claims against non-affiliated customers for products sold or services rendered. We extend credit terms to certain customers after review of various credit indicators, including the customer’s credit rating. Outstanding customer receivable balances are regularly reviewed for possible non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at the time of their review.

Inventories

Inventories consist of petroleum products purchased for resale and are valued at the lower of cost or market. Cost is determined using the weighted-average cost method.

Property and Equipment

Additions to property and equipment, including reliability and expansion capital expenditures and capitalized interest, are recorded at cost.

Reliability capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the existing operating capacity of existing assets and extend their useful lives. Strategic capital expenditures represent capital expenditures to expand or upgrade the operating capacity, increase efficiency or increase the earnings potential of existing assets, whether through construction or acquisition. Repair and maintenance costs associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Depreciation of property and equipment is recorded on a straight-line basis over the estimated useful lives of the related assets. Gains or losses on sales or other dispositions of property are recorded in income and are reported in “Other income (expense), net” in the consolidated statements of income. When property or equipment is retired or otherwise disposed of, the difference between the carrying value and the net proceeds is recognized as gain or loss in the consolidated statement of income in the year retired.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill and Intangible Assets

Goodwill represents the excess of cost of an acquired entity over the fair value of net assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination is not amortized. Intangible assets with finite useful lives are amortized on a straight-line basis over five to 47 years. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. We use October 1 of each year as our annual valuation date for the impairment test. Based on the results of the impairment tests performed as of October 1, 2007, 2006 and 2005, no impairment had occurred.

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

ST Linden Terminals, LLC. Formed in 1998, the 44-acre facility provides us with deep-water terminalling capabilities at New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. ST Linden Terminals, LLC (Linden) is owned 50% by the Partnership and 50% by NIC Holding Corp. We account for this investment under the equity method of accounting.

Deferred Charges and Other Assets

“Deferred charges and other assets, net” primarily include the following:

•	deferred financing costs amortized over the life of the related debt obligation using the effective interest method;

•	deferred costs incurred in connection with acquiring a customer contract, which is amortized over the life of the contract;

•

deferred dry-docking costs incurred in connection with major maintenance activities on our marine vessels, which are amortized over the period of time estimated to lapse until the next dry-docking occurs; and

•	the fair value of our interest rate swap agreements.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and investment in joint ventures, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset. If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows. We believe that the carrying amounts of our long-lived assets as of December 31, 2007 are recoverable.

Taxes Other than Income Taxes

Taxes other than income taxes include primarily liabilities for ad valorem taxes, franchise taxes, and value added taxes.

Income Taxes

We are a limited partnership and generally are not subject to federal or state income taxes. Accordingly, the taxable income or loss of the Partnership, which may vary substantially from income or loss reported for financial reporting purposes, is generally included in the federal and state income tax returns of the individual partners. For transfers of publicly held units subsequent to our initial public offering, we have made an election permitted by Section 754 of the Internal Revenue Code to adjust the common unit purchaser’s tax basis in our underlying assets to reflect the purchase price of the units. This results in an allocation of taxable income and expenses to the purchaser of the common units, including depreciation deductions and gains and losses on sales of assets, based upon the new unitholder’s purchase price for the common units.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by defining a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, we recognize a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. We adopted FIN 48 effective January 1, 2007, which did not affect our financial position or results of operations. We had no unrecognized tax benefits as of January 1, 2007 or December 31, 2007.

NuStar Energy or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. For U.S. federal and state purposes, tax years subject to examination are 2003 through 2007 and for our major non-U.S. jurisdictions, tax years subject to examination are 2001 through 2007.

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

We also have legal obligations in the form of leases and right of way agreements, which require us to remove certain of our assets upon termination of the agreement. However, these lease or right of way agreements generally contain automatic renewal provisions that extend our rights indefinitely or we have other legal means available to extend our rights. We have recorded a liability of approximately $0.8 million and $2.0 million as of December 31, 2007 and 2006, respectively, which is included in “Other long-term liabilities” on the consolidated balance sheet, for conditional asset retirement obligations related to the retirement of terminal assets with lease and right of way agreements.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Product Imbalances

Product imbalances occur when customers deliver more or less refined product volumes into our pipelines than they are entitled to receive. We value assets and liabilities related to product imbalances at current market prices. Product imbalance liabilities are included in “Accrued liabilities” on the consolidated balance sheet (see Note 9). Included in “Other current assets” are $13.6 million and $9.9 million of product imbalance assets as of December 31, 2007 and 2006, respectively.

Revenue Recognition

Revenues for the refined product terminals segment include fees for tank storage agreements, whereby a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage lease revenues), and throughput agreements, whereby a customer pays a fee per barrel for volumes moving through our terminals (throughput revenues). Our terminals also provide blending, handling and filtering services. Our facilities at Point Tupper and St. Eustatius also charge fees to provide ancillary services such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services. Storage lease revenues are recognized when services are provided to the customer. Throughput revenues (based on a terminalling fee) are recognized as refined products are delivered out of our terminal. Revenues for ancillary services are recognized as those services are provided.

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

Revenues from the sale of petroleum products, which are included in our marketing segment, are recognized when product is delivered to the customer and title and risk pass to the customer. Additionally, the revenues of our marketing segment include the mark-to-market impact of certain derivative instruments that are part of our limited trading program.

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

Income Allocation

Our net income for each quarterly reporting period is first allocated to the general partner in an amount equal to the general partner’s incentive distribution calculated based upon the declared distribution for the respective reporting period. The remaining net income is allocated among the limited and general partners in accordance with their respective 98% and 2% interests.

Net Income per Unit Applicable to Limited Partners

We have identified the general partner and the subordinated units as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common and subordinated units outstanding during the period. Net income per unit applicable to limited partners is computed by dividing net income applicable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding. Basic and diluted net income per unit applicable to limited partners is the same because we have no potentially dilutive securities outstanding. The amount of net income per unit allocated to subordinated units was equal to the amount allocated to the common units for the periods prior to the conversion of the subordinated units into common units in May 2006.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting partners’ equity that, under United States generally accepted accounting principles, are excluded from net income, such as foreign currency translation adjustments.

Derivative Financial Instruments

We are a party to certain interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. We account for the interest rate swaps as fair value hedges and recognize the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. The interest rate swap contracts qualify for the shortcut method of accounting prescribed by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged debt.

Since the operations of our marketing segment expose us to commodity price risk, we enter into derivative instruments to mitigate the effect of commodity price fluctuations. The derivative instruments we use consist primarily of futures contracts and swaps traded on the NYMEX.

Derivative instruments designated and qualifying as fair value hedges under Statement of Financial Accounting Standards No. 133 (SFAS 133) are recorded in the consolidated balance sheet as assets or liabilities at fair value with mark-to-market adjustments recorded in “Cost of product sales.” The offsetting gain or loss on the associated hedged physical inventory is recognized concurrently in “Cost of product sales.” We record derivative instruments that do not qualify for hedge accounting under SFAS 133 in the consolidated balance sheet as assets or liabilities at fair value with mark-to-market adjustments recorded in “Cost of product sales.” Fair value is based on quoted market prices.

On a limited basis, we also enter into derivative commodity instruments based on our analysis of market conditions in order to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges. We record these derivatives in the consolidated balance sheet as assets or liabilities at fair value with mark-to-market adjustments recorded in “Revenues.”

Operating Leases

We recognize rent expense on a straight-line basis over the lease term, including the impact of both scheduled rent increases and free or reduced rents (commonly referred to as “rent holidays”).

Stock-based Compensation

NuStar GP, LLC has adopted various long-term incentive plans, which provide employees and directors of NuStar GP, LLC providing services to NuStar Energy, with the right to receive NS common units. NuStar GP, LLC accounts for awards of NS unit options and restricted units at fair value in accordance with Emerging Issues Task Force Issue No. 02-08, “Accounting for Options Granted to Employee in Unrestricted, Publicly Traded Shares of an Unrelated Entity” (EITF 02-08). EITF 02-08 requires a company that grants its employees equity of an unrelated entity to account for such awards as a derivative, whereby a liability for the award is recorded at inception. Subsequent changes in the fair value of the award are included in the determination of net income. The fair value of NS unit options is determined using the Black-Scholes model at each reporting date. The fair value of NS restricted units equals the market price of NS common units at each reporting date. NuStar GP, LLC records compensation expense each reporting period such that the cumulative compensation expense recorded equals the current fair value and considering the percentage of the award that has vested. NuStar GP, LLC records compensation expense related to NS unit options until such options are exercised, and compensation expense related to NS restricted units until the date of vesting.

NuStar GP Holdings has adopted a long-term incentive plan that provides employees, consultants and directors of NuStar GP Holdings and its affiliates with rights to receive NuStar GP Holdings common units under specified conditions. NuStar GP Holdings accounts for awards of NSH restricted units and unit options granted to its directors or employees of NuStar GP, LLC at fair value in accordance with Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), “Share-Based Payment.” The fair value of NSH unit options is determined using the Black-Scholes model at the grant date and the fair value of the NSH restricted unit equals the market price of NSH common units at the grant date. NuStar GP Holdings recognizes compensation expense for NSH restricted units and unit options ratably over the vesting period based on the fair value of the units at the grant date.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We reimburse our general partner completely for the expense resulting from awards to employees and directors of NuStar GP, LLC. We include such compensation expense in “General and administrative expenses” on the consolidated statements of income. We do not reimburse our general partner for the expense resulting from awards to non-employee directors of NuStar GP Holdings.

Under these employee stock compensation plans, certain awards provide that employees vest in the award when they retire or will continue to vest in the award after retirement over the nominal vesting period established in the award. Through 2005, we accounted for such awards by recognizing compensation expense over the nominal vesting period. By analogy to the transition rules of SFAS No. 123R and the Securities and Exchange Commission’s (SEC) amended Rule 4-01(a) of Regulation S-X, we changed our method of recognizing compensation expense to the non-substantive vesting period approach for any awards granted after January 1, 2006. Under the non-substantive vesting period approach, compensation expense is recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the nominal vesting period.

Margin Deposits

Margin deposits relate to our exchange-traded derivative contracts and generally vary based on changes in the value of the contracts. Margin deposits totaling $8.6 million are included in “Other current assets” on the consolidated balance sheet as of December 31, 2007. Prior to 2007, we were not a party to any exchange-traded derivative contracts.

New Accounting Pronouncements

FASB Statement No. 157. In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157, as amended, defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. Statement No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of Statement No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The FASB deferred the effective date for one year for all nonfinancial assets and liabilities, except for those items that that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will still need to apply the recognition and disclosure provisions of Statement No. 157 for financial assets and liabilities and for nonfinancial assets and liabilities that are re-measured at least annually. The adoption of Statement No. 157 effective January 1, 2008 has not materially affected our financial position or results of operations.

FASB Statement No. 159. In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 creates a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on an instrument-by-instrument basis, with changes in fair value recognized in earnings as those changes occur. The adoption of Statement No. 159 effective January 1, 2008 has not affected our financial position or results of operations.

FASB Statement No. 141R. In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, such as acquisition costs, acquired contingent liabilities, restructuring costs, changes in deferred tax asset valuation allowances and other items. Statement 141R also includes a substantial number of new disclosure requirements. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, we will not adopt the provisions of Statement 141R until January 1, 2009.

Reclassifications

Certain previously reported amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. ACQUISITIONS

Completed During 2006

Capwood Pipeline

Effective January 1, 2006, we purchased a 23.77% interest in Capwood pipeline from Valero Energy for $12.8 million, which was paid from borrowings under our existing revolving credit agreement. The Capwood pipeline is a 57-mile crude oil pipeline that extends from Patoka, Illinois to Wood River, Illinois. Plains All American Pipeline L.P., the operator of the Capwood pipeline, owns the remaining 76.23% interest. Our financial statements include the results of operations of our interest in the Capwood pipeline in the crude oil pipelines segment for the years ended December 31, 2007 and 2006.

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

The St. James Acquisition was accounted for using the purchase method. The purchase price and purchase price allocation were as follows (in thousands):

Cash paid for St. James Terminal	$140,900
Transaction costs	759

Total	$141,659

Current assets	$53
Property and equipment	126,258
Goodwill	13,898
Intangible assets	1,450

Total	$141,659

Since the effect of the St. James Acquisition was not significant, we have not presented pro forma financial information for the years ended December 31, 2006 and 2005 that give effect to the St. James Acquisition as of January 1, 2006 and 2005.

Completed During 2005

Kaneb Acquisition

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Purchase Price Allocation

The Kaneb Acquisition was accounted for using the purchase method. The purchase price and final purchase price allocation were as follows (in thousands):

Cash paid for the outstanding equity securities of KSL	$509,307
Value of NuStar Energy’s common units issued in exchange for KPP units	1,451,249
Transaction costs	9,505
Fair value of long-term debt assumed	779,707
Fair value of other liabilities assumed	179,864

Total	$2,929,632

Current assets	$605,721
Property and equipment	1,429,652
Goodwill	769,727
Intangible assets	58,900
Other noncurrent assets	65,632

Total	$2,929,632

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

•

the results of operations of the Held Separate Businesses (as defined below in Note 4), Martin Oil LLC, (a marketing subsidiary of KSL) and the Australian and New Zealand subsidiaries are reported as discontinued operations.

The unaudited pro forma information presented below is not necessarily indicative of the results of future operations:

Year Ended December 31, 2005
(Thousands of Dollars, Except Per Unit Data)
Revenues	$1,005,662
Operating income	130,347

Income from continuing operations	$83,084
Income from discontinued operations	9,853

Net income	$92,937

Net income per unit applicable to limited partners:
Continuing operations	$1.48
Discontinued operations	0.21

Net income	$1.69

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. DISPOSITIONS

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

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The changes in the allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
	2007	2006
	(Thousands of Dollars)
Balance as of beginning of year	$1,220	$1,976
Decrease in allowance credited to expense	(544)	(276)
Accounts charged against the allowance, net of recoveries	(324)	(492)
Foreign currency translation	13	12

Balance as of end of year	$365	$1,220

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of the following:

	Estimated Useful Lives	December 31,
		2007	2006
	(Years)	(Thousands of Dollars)
Land	—	$108,216	$93,929
Land and leasehold improvements	10 - 35	75,013	59,043
Buildings	15 - 40	39,789	37,533
Pipeline, storage and terminals and equipment	20 - 35	2,435,381	2,327,129
Rights of way	20 - 40	102,217	102,211
Construction in progress	—	183,500	74,513

Total		2,944,116	2,694,358
Less accumulated depreciation and amortization		(452,030)	(349,223)

Property and equipment, net		$2,492,086	$2,345,135

Capitalized interest costs included in property and equipment were $6.0 million, $1.8 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Depreciation and amortization expense for property and equipment was $102.8 million, $92.5 million and $62.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In the fourth quarter of 2005, a portion of the Three Rivers to Pettus to Corpus Christi refined product pipeline was permanently idled. As a result, we recorded an impairment charge of $2.1 million, included in “Other income (expense), net” in the accompanying consolidated statement of income for the year ended December 31, 2005.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2007		December 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(Thousands of Dollars)
Intangible assets subject to amortization:
Customer relationships	$58,900	$(14,690)	$58,900	$(8,795)
Non-compete agreements	1,765	(1,407)	1,765	(1,054)
Terminaling agreement	1,000	(333)	—	—
Consulting agreements	—	—	1,150	(652)
Other	2,809	(282)	2,359	(141)

Total	$64,474	$(16,712)	$64,174	$(10,642)

All of our intangible assets are subject to amortization. Amortization expense for intangible assets was $7.2 million, $6.5 million and $3.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated aggregate amortization expense is approximately $6.7 million for the year ending December 31, 2008, $6.4 million for the year ended December 31, 2009, $6.0 million for the years ending December 31, 2010 and 2011 and $5.9 million for the year ended December 31, 2012.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. INVESTMENT IN JOINT VENTURES

The following table presents summarized combined unaudited financial information related to our joint ventures as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$10,387	$8,622
Property, plant and equipment, net	81,645	68,809

Total assets	$92,032	$77,431

Current liabilities	$6,328	$3,375
Members’ equity	85,704	74,056

Total liabilities and members’ equity	$92,032	$77,431

	Year Ended December 31,
	2007	2006	2005 (a)
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$31,502	$28,858	$28,008
Net income	13,528	12,355	11,320
Our share of net income (b)	6,833	5,969	2,499
Our share of distributions	544	5,268	4,932

(a)	Revenues and net income reflect the amounts for the year ended December 31, 2005. Our share of net income and distributions related to investments in the joint ventures acquired as part of the Kaneb Acquisition reflect amounts for the six months ended December 31, 2005.

(b)	Our share of net income shown in the table includes $0.1 million and $0.2 million of income that is included in income from discontinued operations in the consolidated statement of income for the years ended December 31, 2006 and 2005, respectively.

Skelly-Belvieu Pipeline Company

Upon the formation of Skelly-Belvieu, we contributed certain equipment to Skelly-Belvieu in exchange for 50% of its members’ equity. Our investment in Skelly-Belvieu was recorded at the carrying amount of the contributed equipment. However, the financial statements of Skelly-Belvieu reflect these assets at fair value at the date of formation. As a result, our 50% share of Skelly-Belvieu’s members’ equity exceeds the carrying value of our investment. This excess, which totaled $7.1 million and $7.4 million as of December 31, 2007 and 2006, respectively, is being accreted into income over the average life of the assets held by Skelly-Belvieu, or 33 years.

ST Linden Terminals, LLC

As part of the Kaneb Acquisition, we acquired an investment in Linden. As part of the final allocation in 2006 of the purchase price of Kaneb, we recorded our investment in Linden at fair value. As a result, the carrying value of our investment in Linden exceeds our 50% share of its members’ equity. This excess totaled $44.5 million and $44.9 million as of December 31, 2007 and 2006, respectively, of which $8.0 million is being amortized into expense over the average life of the assets held by Linden, or 25 years. The balance not being amortized has been allocated to goodwill of Linden.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2007	2006
	(Thousands of Dollars)
Employee wages and benefit costs	$17,633	$12,093
Unearned income	2,401	2,369
Environmental costs	5,435	5,583
Product shortages	10,513	7,796
Other	11,207	9,810

Accrued liabilities	$47,189	$37,651

10. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2007	2006
	(Thousands of Dollars)
6.05% senior notes due 2013, net of unamortized discount of ($337) in 2007 and ($437) in 2006 and a fair value adjustment of $1,646 in 2007 and ($2,902) in 2006	$231,241	$246,662
6.875% senior notes due 2012, net of unamortized discount of ($143) in 2007 and ($174) in 2006 and a fair value adjustment of $586 in 2007 and ($2,006) in 2006	100,444	97,820
7.75% senior notes due 2012, including a fair value adjustment of $28,225 in 2007 and $33,328 in 2006	278,225	283,328
5.875% senior notes due 2013, including a fair value adjustment of $10,668 in 2007 and $12,243 in 2006	260,668	262,243
$1,250 million revolving credit agreement	527,976	—
$525 million term credit agreement	—	225,000
$600 million revolving credit agreement	—	190,526
UK term loan	41,628	41,118
Port Authority of Corpus Christi note payable	6,107	7,670

Total debt	1,446,289	1,354,367
Less current portion	(663)	(647)

Long-term debt, less current portion	$1,445,626	$1,353,720

The long-term debt repayments are due as follows (in thousands):

2008	$663
2009	713
2010	770
2011	832
2012	920,503
Thereafter	482,163

Total repayments	1,405,644
Net fair value adjustment and unamortized discount	40,645

Total debt	$1,446,289

Interest payments totaled $89.5 million, $75.0 million and $53.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.875% and 6.05% Senior Notes

On March 18, 2003, NuStar Logistics issued $250 million of 6.05% senior notes, maturing in 2013, with interest payable semi-annually in arrears on March 15 and September 15 of each year.

On July 15, 2002, NuStar Logistics issued $100.0 million of 6.875% senior notes, maturing in 2012, with interest payable semi-annually in arrears on January 15 and July 15 of each year.

The 6.05% and the 6.875% senior notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness of NuStar Logistics. Both series of senior notes contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit NuStar Logistics’ ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions.

At the option of NuStar Logistics, the 6.05% and the 6.875% senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. The NuStar Logistics senior notes also include a change-in-control provision, which requires (1) that Valero Energy or an investment grade entity own, directly or indirectly, 51% of our general partner interests and (2) that we (or an investment grade entity) own, directly or indirectly, all of the general partner and limited partner interests in NuStar Logistics.

Due to the completed sale of Valero Energy’s remaining interests in NuStar GP Holdings on December 22, 2006, the change-in-control provision was triggered, and NuStar Logistics offered to purchase the senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase. This offer expired on January 23, 2007, with approximately $20.1 million of the 6.05% senior notes tendered to us for repurchase. We retired the senior notes that were tendered with borrowings under our $600 million revolving credit agreement on February 1, 2007. The retirement of those senior notes did not significantly affect either our financial position or results of operations.

7.75% and 5.875% Senior Notes

As a result of the Kaneb Acquisition, we assumed the outstanding senior notes issued by KPOP, having an aggregate face value of $500.0 million, and an aggregate fair value of $555.0 million. We use the effective interest method to amortize the difference between the fair value and the face value of the senior notes as a reduction of interest expense over the remaining lives of the senior notes.

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

The senior notes issued by NuStar Logistics are fully and unconditionally guaranteed by NuStar Energy. In connection with the Kaneb Acquisition, NuStar Energy fully and unconditionally guaranteed the outstanding senior notes issued by KPOP. Additionally, effective July 1, 2005, both NuStar Logistics and KPOP fully and unconditionally guaranteed the outstanding senior notes of the other.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2007 Revolving Credit Agreement

On December 10, 2007, NuStar Logistics replaced the existing $600 million revolving credit agreement with the $1.25 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement), which includes a Euro sub-limit $250 million. NuStar Logistics borrowed $528.4 million under the 2007 Revolving Credit Agreement to repay in full the balance on its $600 million revolving credit agreement (the Revolving Credit Agreement) and $525 million term loan agreement (the Term Loan Agreement). Obligations under the 2007 Revolving Credit Agreement are guaranteed by NuStar Energy and KPOP. KPOP will be released from its guarantee of the 2007 Revolving Credit Agreement when it no longer guarantees NuStar Logistics public debt instruments.

As of December 31, 2007, we had $720.8 million available for borrowing under the 2007 Revolving Credit Agreement. The 2007 Revolving Credit Agreement bears interest based on either an alternative base rate or a LIBOR based rate which was 5.7% as of December 31, 2007. The weighted-average interest rate related to outstanding borrowings under the 2007 Revolving Credit Agreement for the year ended December 31, 2007 was 5.7%.

The 2007 Revolving Credit Agreement requires that we maintain certain financial ratios and includes other restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exist or would result from the distribution. The 2007 Revolving Credit Agreement also requires us to maintain, as of the end of each rolling period, consisting of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2007 Revolving Credit Agreement) not to exceed 5.00-to-1.00; provided, that if at any time NuStar Energy or any of its restricted subsidiaries consummates an acquisition for an aggregate net consideration of at least $100 million, then for two rolling periods, the last day of which immediately follows the day on which such acquisition is consummated, the consolidated debt coverage ratio must not exceed 5.50-to-1.00. Management believes that we are in compliance with all ratios and covenants of the 2007 Revolving Credit Agreement as of December 31, 2007.

Term Loan Agreement

On July 1, 2005, we entered into the Term Loan Agreement, the majority of which was used to fund the Kaneb Acquisition. The weighted-average interest rate related to outstanding borrowings under the Term Loan Agreement for the year ended December 31, 2007 was 6.0%. The $225.0 million balance on the Term Loan Agreement was paid in full on December 10, 2007 with the proceeds from the 2007 Revolving Credit Agreement.

Revolving Credit Agreement

On July 1, 2005, we entered into the Revolving Credit Agreement. The weighted-average interest rate related to outstanding borrowings under the Revolving Credit Agreement for the year ended December 31, 2007 was 5.7%. The $303.4 million balance on the Revolving Credit Agreement was paid in full on December 10, 2007 with the proceeds from the 2007 Revolving Credit Agreement.

UK Term Loan

KPOP’s UK subsidiary, Kaneb Terminals Limited, is the borrower of £21 million ($41.6 million and $41.1 million as of December 31, 2007 and 2006, respectively). This amended and restated term loan agreement (the UK Term Loan) bears interest at 6.65% annually and matures on December 11, 2012.

In December 2007, the UK Term Loan contains was amended to be consistent with the covenants and provisions of the 2007 Revolving Credit Agreement. Management believes that we are in compliance with all ratios and covenants of the UK Term Loan as of December 31, 2007.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Additionally, Exxon Mobil Corporation (ExxonMobil) has agreed to indemnify us for pre-acquisition environmental liabilities in connection with off site disposal activities performed prior to September 4, 2003 related to the Paulsboro refined product terminal acquisition.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The balance of and changes in the accruals for environmental matters were as follows:

	December 31,
	2007	2006
	(Thousands of Dollars)
Balance as of beginning of year	$13,683	$17,509
Additions to accrual	3,872	2,625
Amounts related to the Australia and New Zealand subsidiaries	—	(3,051)
Payments	(6,474)	(3,541)
Foreign currency translation	43	141

Balance as of end of year	$11,124	$13,683

Accruals for environmental matters are included in the consolidated balance sheet as follows:

	December 31,
	2007	2006
	(Thousands of Dollars)
Accrued liabilities	$5,435	$5,583
Other long-term liabilities	5,689	8,100

Accruals for environmental matters	$11,124	$13,683

12. COMMITMENTS AND CONTINGENCIES

Contingencies

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending our self in legal matters are expensed as incurred. As of December 31, 2007, we have recorded $1.1 million of accruals related to settled matters and $47.5 million of accruals for contingent losses. The actual payment of any amounts accrued and the timing of such payments ultimately made is uncertain. We believe that should we be unable to successfully defend ourselves in any of these matters, the ultimate payment of any or all of the amounts reserved would not have a material adverse effect on our financial position or liquidity. However, if any actual losses ultimately exceed the amounts accrued, there could be a material adverse effect on our results of operations.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Port of Vancouver Matter. We own a chemical and refined product terminal on property owned by the Port of Vancouver, and we lease the land under the terminal from the Port of Vancouver. Under an Agreed Order entered into with the Washington Department of Ecology when Kaneb purchased the terminal in 1998, Kaneb agreed to investigate and remediate groundwater contamination by the terminal’s previous owner and operator originating from the terminal. Investigation and remediation at the terminal are ongoing in compliance with the Agreed Order. In April 2006, the Washington Department of Ecology commented on our site investigation work plan and asserted that the groundwater contamination at the terminal was commingled with a groundwater contamination plume under other property owned by the Port of Vancouver. Since that time, we have negotiated with the Washington Department of Ecology, and on November 7, 2007, we entered into an Agreed Order that outlines a plan for site assessment, monitoring and interim action with regard to the plume for which Kaneb is responsible. The Agreed Order contains a diagram indicating that the plume for which Kaneb is responsible is separate from proximately located plumes. Based on the Agreed Order, and the fact that there is no currently pending claim asserting that Kaneb is responsible for the second plume, we believe at this time that this issue is resolved.

Department of Justice Matter. In a letter dated February 6, 2008, the Department of Justice (the DOJ) advised us that Region VII of the EPA has requested that the DOJ initiate a lawsuit against KPOP for violations of the Clean Water Act. The notice alleges that KPOP violated the Clean Water Act by failing to prepare a Facility Response Plan, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII by August 30, 1994. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances.

EPA Investigation. On November 14, 2006, agents of the EPA presented a search warrant issued by a U.S. District Court at one of our California terminals. Since then, the U.S. District Court has also served us with five subpoenas. The search warrant and subpoenas all seek information regarding allegations of potential illegal conduct by us, certain of our subsidiaries and/or our employees concerning compliance with certain environmental and safety laws and regulations.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Commitments

Future minimum rental payments applicable to all noncancellable operating leases and purchase obligations as of December 31, 2007 are as follows:

	Operating Leases	Purchase Obligations
	(Thousands of Dollars)
2008	$11,034	$544,294
2009	7,650	110,953
2010	7,099	7,069
2011	6,557	968
2012	6,394	962
Thereafter	102,368	1,523

Future minimum lease payments	$141,102	$665,769

Rental expense for all operating leases totaled $21.0 million, $15.3 million and $8.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The purchase obligations primarily relate to purchases of inventory for resale to our customers.

13. DERIVATIVES, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES

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

The fair values of our derivative instruments are included in the Consolidated Balance Sheets as follows:

	Year Ended December 31,
	2007	2006
	(Thousands of Dollars)
Deferred charges and other assets, net	$2,231	$—
Accrued liabilities	$4,622	$—
Other long-term liabilities	—	4,908

Total liability	$4,622	$4,908

Commodity Price Risk

We are exposed to commodity price risk with respect to our product inventories and related firm commitments to purchase and/or sell such inventories. We utilize NYMEX futures to manage our exposure to changes in the fair value of our product inventories and related firm commitments.

On a limited basis, we also enter into derivative commodity instruments based on our analysis of market conditions in order to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The earnings impact of our derivative activity was as follows:

	Year Ended December 31, 2007
	Mark-to- market, net	Settled	Total
	(Thousands of Dollars)
Commodity price-risk hedging loss	$(3,017)	$(4,519)	$(7,536)
Trading gain (loss)	3	(2,332)	(2,329)

Total	$(3,014)	$(6,851)	$(9,865)

During 2007, we recorded $1.6 million of income representing the change in fair value of inventories designated as the hedged item in qualifying fair value hedge relationships resulting in $0.1 million of income due to the ineffectiveness of our fair value hedges. The ineffectiveness is recorded in “Cost of product sales” in the consolidated statements of income. No component of the associated derivative instruments’ gains or losses was excluded from our assessment of hedge ineffectiveness.

Prior to 2007, we had not entered into any commodity derivatives with earnings impact.

Interest Rate Risk

We are a party to interest rate swap agreements to manage our exposure to changes in interest rates. The interest rate swap agreements have an aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, we will receive a fixed rate (6.875% and 6.05% for the $60.0 million and $107.5 million of interest rate swap agreements, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement. As of December 31, 2007 and 2006, the weighted average effective interest rate for the interest rate swaps was 6.1% and 7.1%, respectively.

The estimated fair value of our fixed-rate debt as of December 31, 2007 and 2006 was $927.2 million and $939.2 million, respectively, as compared to the carrying amount of $918.3 million and $938.8 million, respectively. These fair values were estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. Interest rates on borrowings under the 2007 Revolving Credit Agreement float with market rates and thus the carrying amount approximates fair value.

Concentration of Credit Risk

We are exposed to credit risk on our hedging instruments in the event of nonperformance by counterparties. However, because our hedging activities are transacted only with highly rated institutions, we do not anticipate nonperformance by any of these counterparties.

For the years ended December 31, 2007, 2006 and 2005 we derived approximately 18%, 23% and 34%, respectively, of our revenues from Valero Energy and its subsidiaries, our largest customer. No other single customer accounted for more than 10% of our consolidated operating revenues. Valero Energy and its subsidiaries are investment grade customers; therefore, we do not believe that the trade receivable from Valero Energy represents a significant credit risk. However, the concentration of business with Valero Energy, which is a large refining and retail marketing company, has the potential to impact NuStar Energy, both positively and negatively, to changes in the refining and marketing industry.

14. RELATED PARTY TRANSACTIONS

Our operations are managed by the general partner of our general partner, NuStar GP, LLC. The employees of NuStar GP, LLC perform services for our U.S. operations. Certain of our wholly owned subsidiaries employ persons who perform services for our international operations. We reimburse NuStar GP, LLC for all costs related to its employees. We had a receivable of $0.8 million and a payable of $2.3 million, as of December 31, 2007 and December 31, 2006, respectively, to NuStar GP, LLC, with both amounts representing payroll and plan benefits, net of payments made by us. We also had a long-term payable as of December 31, 2007 and 2006 of $5.7 million to NuStar GP, LLC related to amounts payable for retiree medical benefits and other post-employment benefits.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Prior to December 22, 2006, Valero Energy controlled our general partner. We have transactions with Valero Energy for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, certain employee costs, insurance costs, administrative costs and lease expense, which were reported as related party transactions in the consolidated statement of income. Due to Valero Energy’s sale of its interest in NuStar GP Holdings on December 22, 2006, we ceased reporting transactions with Valero Energy as related party transactions subsequent to that date.

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC for the year ended December 31, 2007 and with Valero Energy for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005 (a)
	(Thousands of Dollars)
Revenues	$—	$260,980	$234,485
Operating expenses	93,211	94,587	60,921
General and administrative expenses	37,702	32,183	19,356

(a)	The amounts reflected in the table include revenues and operating expenses of $1,867 and $1,850, respectively, which are included in income from discontinued operations in the consolidated statement of income.

Agreements with NuStar GP Holdings

Non-Compete Agreement

On July 19, 2006, we entered into a non-compete agreement with NuStar GP Holdings, Riverwalk Logistics, L.P., and NuStar GP, LLC (the Non-Compete Agreement). The Non-Compete Agreement became effective on December 22, 2006 when NuStar GP Holdings ceased to be subject to the Amended and Restated Omnibus Agreement, dated March 31, 2006. Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. NuStar GP Holdings will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. With respect to any other business opportunities, neither the Partnership nor NuStar GP Holdings are prohibited from engaging in any business, even if the Partnership and NuStar GP Holdings would have a conflict of interest with respect to such other business opportunity.

Agreements with Valero Energy

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

Services Agreement

Prior to our separation from Valero Energy, the employees of NuStar GP, LLC were provided to us under the terms of various services agreements between us and Valero Energy. The terms of these services agreements generally provided that the costs of employees who performed services directly on our behalf, including salaries, wages and employee benefits, were charged directly to us. In addition, Valero Energy charged us a net administrative services fee, which was $1.8 million and $6.6 million for the years ended December 31, 2006 and 2005, respectively.

Although Valero Energy no longer provided employees to work directly on our behalf, Valero Energy continued to provide certain services to us under the terms of a services agreement dated December 22, 2006 (the 2007 Services Agreement). Under the 2007 Services Agreement, we paid Valero Energy approximately $1.1 million for the year ended December 31, 2007 for administrative services (primarily information system services and human resource services) and telecommunication services.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On April 16, 2007, Valero Energy exercised its option to terminate the 2007 Services Agreement. As a result, Valero Energy paid us a termination fee of $13.0 million in May 2007 in accordance with the terms of the 2007 Services Agreement. However, Valero Energy continued providing certain services over a period of time sufficient to allow us to assume those functions by the end of 2007.

Omnibus Agreement

On March 31, 2006, we entered into an amended and restated omnibus agreement (the 2006 Omnibus Agreement) with Valero Energy, NuStar GP, LLC, Riverwalk Logistics, L.P., and NuStar Logistics. The 2006 Omnibus Agreement superseded the Omnibus Agreement among the parties dated effective April 16, 2001. The 2006 Omnibus Agreement governed potential competition between Valero Energy and us.

With the closing of NuStar GP Holding’s secondary public offering on December 22, 2006, Valero Energy ceased to own 20% or more of us, which allows Valero Energy to compete with us.

Also under the 2006 Omnibus Agreement, Valero Energy agreed to indemnify us for environmental liabilities related to the assets transferred to us in connection with our initial public offering, provided that such liabilities arose prior to and are discovered within ten years after that date (excluding liabilities resulting from a change in law after April 16, 2001).

Pipelines and Terminals Usage Agreement—McKee, Three Rivers and Ardmore

Under the terms of the Pipelines and Terminals Usage Agreement dated April 16, 2001, we provide transportation services that support Valero Energy’s refining and marketing operations relating to the McKee, Three Rivers and Ardmore refineries. Pursuant to the agreement, Valero Energy has agreed through April 2008:

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

In the event Valero Energy does not transport in our pipelines or use our terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, Valero Energy will be required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted average pipeline tariff or terminal fee. For the years ended December 31, 2007, 2006 and 2005, Valero Energy exceeded its obligations under the Pipelines and Terminals Usage Agreement. Additionally, Valero Energy has agreed not to challenge, or cause others to challenge, our interstate or intrastate tariffs for the transportation of crude oil and refined products until at least April 2008.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•

Services and Secondment Agreements, dated March 2003, pursuant to which Valero Energy agreed to provide personnel to us who perform operating and routine maintenance services related to the crude oil storage tank operations. The annual reimbursement for those services is an aggregate $3.5 million. The initial term of the services and secondment agreements is ten years, which we may extend for an additional five years. In addition to the fees we have agreed to pay Valero Energy under the services and secondment agreements, we are responsible for operating expenses and specified capital expenditures related to the tank assets that are not addressed in the services and secondment agreements. These operating expenses and capital expenditures include tank safety inspections, maintenance and repairs, certain environmental expenses, insurance premiums and ad valorem taxes.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Corpus Christi North Beach Storage Facility

Effective January 1, 2007, we entered into a one-year terminal service agreement with Valero Energy for the 1.6 million barrels of capacity at our Corpus Christi North Beach storage facility. This agreement automatically renewed from year-to-year until either party elected to terminate upon 90-days written notice. This agreement was terminated on December 31, 2007.

We entered into a five-year shell barrel capacity lease agreement with Valero Energy on January 1, 2008 for the 1.6 million barrels of capacity at our Corpus Christi North Beach storage facility for $0.56 million per month. This lease automatically renews for additional one-year terms after the initial term unless either party terminates it with a 90-day written notice. Pursuant to this agreement, Valero Energy has agreed to maintain an annual average throughput of at least 70,000 barrels per day. In the event Valero Energy does not maintain the minimum guaranteed annual volume, Valero Energy will be required to make a cash payment determined by multiplying the shortfall in volume by a per barrel rate.

Other Agreements

We have other minor storage and throughput contracts with Valero Energy.

15. EMPLOYEE BENEFIT PLANS

We rely on employees of NuStar GP, LLC to provide the necessary services to conduct our U.S. operations. Prior to July 1, 2006, the employees of NuStar GP, LLC were included in the various employee benefit plans of Valero Energy, which included a defined benefit pension plan, a retiree welfare benefit plan, health and welfare benefits, a defined contribution retirement plan, equity incentive plans and nonqualified deferred compensation plans. On July 19, 2006, employees of NuStar GP, LLC began participating in newly enacted, comparable plans sponsored by NuStar GP, LLC as follows:

•

The NuStar GP, LLC Thrift Plan (the Thrift Plan), is a qualified employee profit-sharing plan which became effective June 26, 2006. Participation in the Thrift Plan is voluntary and is open to substantially all of NuStar GP, LLC employees who become eligible to participate upon date of hire. Thrift Plan participants can make basic contributions from 1% up to 30% of their total annual compensation. The maximum match by NuStar GP, LLC is 75% of each participant’s basic contributions up to 8% based on the participant’s total annual compensation. Effective January 1, 2008, the Thrift Plan was amended to change the maximum match by NuStar GP, LLC to 100% of each participant’s total contribution up to 6% based on the participant’s total annual compensation.

•

The NuStar GP, LLC Pension Plan (the Pension Plan), is a qualified non-contributory defined benefit plan which became effective July 6, 2006. The Pension Plan covers substantially all of NuStar GP, LLC’s employees and generally provides eligible employees with retirement income based on years of service and compensation during the period of service. Employees may become eligible to receive benefits after five years of service, including service recognized by Valero Energy for vesting purposes under the Valero Energy pension plan. All benefit obligations associated with service for certain employees who were participants in the Valero Energy pension plan through June 30, 2006, including the effect of future salary increases, are the responsibility of Valero Energy. All benefit obligations related to service by NuStar GP, LLC employees on or after July 1, 2006 will be covered by the Pension Plan. Effective January 1, 2008, the plan was amended to change the name of the plan to the NuStar Pension Plan.

•

The NuStar GP, LLC Excess Thrift Plan (the Excess Thrift Plan), which became effective July 1, 2006, provides benefits to a select group of management or other highly compensated employees. The Excess Thrift Plan provides benefits to those employees of NuStar GP, LLC whose annual additions under the Thrift Plan are subject to the limitations on such annual additions as provided under §415 of the Internal Revenue Code of 1986, as amended (the Code), and/or who are constrained from making maximum contributions under the Thrift Plan by §401(a)(17) of the Code, which limits the amount of an employee’s annual compensation which may be taken into

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

account under that plan. The contribution to the Excess Thrift Plan is equivalent to the matching contributions that would have been credited to the employee’s qualified Thrift Plan account for matching contributions had the plan contributions not been impacted by various IRS limits. The Excess Thrift Plan is comprised of two separate components, consisting of (1) an “excess benefit plan” as defined under §3(36) of The Employee Retirement Income Security Act of 1974, as amended (ERISA) and (2) a plan that is unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. Each component of the Excess Thrift Plan shall consist of a separate plan for purposes of Title I of ERISA.

•

The NuStar GP, LLC Excess Pension Plan (the Excess Pension Plan) provides benefits to those employees of NuStar GP, LLC whose pension benefits under the Pension Plan and the Valero Energy pension plan (where applicable) are subject to limitations under the Code, or who are otherwise indirectly constrained by the Code from realizing the maximum benefit available to them under the terms of the Pension Plan and the Valero Energy pension plan (where applicable). Effective as of July 1, 2006, eligible NuStar GP, LLC employees ceased accruing additional benefits under Valero Energy’s excess pension plan (the Prior Excess Pension Plan). The Excess Pension Plan is an “excess benefit plan” as defined under §3(36) of ERISA, for those benefits provided in excess of Section 415 of the Code. Benefits provided as a result of other statutory limitations are limited to a select group of management or other highly compensated employees. The Excess Pension Plan provides a single, nonqualified defined benefit to those NuStar GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior Excess Pension Plan and their post-July 1, 2006 benefit accruals under the Excess Pension Plan.

•

The NuStar GP, LLC Supplemental Executive Retirement Plan (the SERP) provides those highly compensated, management personnel of NuStar GP, LLC who were accruing benefits under the Valero Energy supplemental executive retirement plan (Prior SERP) up until July 1, 2006, and those who may subsequently become eligible, with a supplement to the retirement benefit they may otherwise receive under the Pension Plan and the Valero Energy pension plan (where applicable). The SERP provides a single, nonqualified defined benefit to those NuStar GP, LLC employees for their pre-July 1, 2006 benefit accruals under the Prior SERP and their post-July 1, 2006 benefit accruals under the SERP.

•

The NuStar GP, LLC Retiree Benefits Plan is a post-retirement medical benefits plan effective July 1, 2006 from which benefits became payable to eligible employees beginning January 1, 2007. NuStar GP, LLC retained the liabilities for the benefit obligations related to the postretirement medical benefits for those employees who are not “retirement eligible” (employees over 55 years old with five years of service and eligible to receive benefits under the Valero Energy pension plan) on July 19, 2006, and certain long-term disability benefits (LTD) under the Valero Energy flex benefits plan totaling $6.1 million and $0.7 million, respectively, as of July 1, 2006. Valero Energy retained the responsibility for the postretirement medical benefit obligation for employees who were retirement eligible on July 19, 2006, and those who subsequently become retirement eligible and elected to receive a benefit on or before December 31, 2006 under the Valero Energy pension plan.

None of the Excess Thrift Plan, the Excess Pension Plan or the SERP is intended to constitute either a qualified plan under the provisions of Section 401 of the Code or a funded plan subject to ERISA. All costs incurred by our general partner related to these employee benefit plans, excluding compensation expense related to the long-term incentive plans, were and will continue to be reimbursed by us at cost. Effective January 1, 2008, in compliance with recently issued section 409(a) of the Code, the Excess Pension Plan and the SERP were amended to provide that all benefits under those plans will be paid in a single lump-sum payment.

Long-Term Incentive Plans

Our general partner also sponsors the following:

•

The Second Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), under which NuStar GP, LLC may award up to 1,500,000 common units. Awards under the 2000 LTIP can include unit options, restricted units, performance awards, distribution equivalent rights (DERs) and contractual rights to receive common units. As of December 31, 2007, a total of 711,602 common units remained available to be awarded under the UIP.

•

The 2003 Employee Unit Incentive Plan (the UIP) under which NuStar GP, LLC may award up to 500,000 NuStar Energy common units to employees of NuStar GP, LLC or its affiliates, excluding officers and directors of NuStar GP, LLC and its affiliates. Awards under the UIP can include unit options, restricted units and distribution equivalent rights (DERs). As of December 31, 2007, a total of 265,326 common units remained available to be awarded under the UIP.

•

The 2002 Unit Option Plan (the UOP) under which NuStar GP, LLC may award up to 200,000 NuStar Energy unit options to officers and directors of NuStar GP, LLC or its affiliates, of which substantially all of the unit options have been awarded as of December 31, 2007.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•

The 2006 Long-Term Incentive Plan (the 2006 LTIP) under which NuStar GP Holdings may award up to 2,000,000 units to employees, consultants and directors of NuStar GP Holdings and its affiliates, including us. Awards under the 2006 LTIP can include unit options, performance units, restricted units, phantom units, unit grants and unit appreciation rights of NuStar GP Holdings, LLC. As of December 31, 2007, a total of 1,667,637 NuStar GP Holdings units remained available to be awarded under the 2006 LTIP.

Our share of compensation expense related to the various long term incentive plans described previously, except for grants to non-employee directors of NuStar GP Holdings, was $3.8 million, $2.4 million and $1.5 million, respectively, for the years ended December 31, 2007, 2006 and 2005. We record such amounts in “General and administrative expenses” in the consolidated statements of income for those years.

The number of awards granted under the above noted plans were as follows:

	Year Ended December 31,
	2007			2006		2005
	Granted	Vesting		Granted	Vesting	Granted	Vesting
2000 LTIP:
Performance awards	10,840	1/3 per year		8,940	1/3 per year	—	—
Unit options	204,675	1/5 per year		203,975	1/5 per year	25,075	1/5 per year
Restricted units	117,575	1/5 per year		51,140	1/5 per year	14,920	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP, LLC)	3,510	1/3 per year		2,307	1/3 per year	1,340	1/3 per year
UOP	—	—		—	—	14,925	1/5 per year
UIP:
Unit options	—	—		15,200	1/5 per year	128,300	1/5 per year
Restricted units	12,730	1/5 per year		9,740	1/5 per year	31,800	1/5 per year
2006 LTIP:
Unit options	324,100	(a	)	—	—	—	—
Restricted units (grants to non-employee directors of NuStar GP Holdings)	5,489	1/3 per year		2,886	1/3 per year	—	—

(a)	Unit options granted under the 2006 LTIP vest in annual one-third increments beginning on the third anniversary of the grant date.

16. PARTNERS’ EQUITY, ALLOCATIONS OF NET INCOME AND CASH DISTRIBUTIONS

Partners’ Equity

On November 19, 2007, we issued 2,600,000 common units representing limited partner interests at a price of $57.20 per unit. We received proceeds of $146.1 million, including a contribution of $3.0 million from our general partner to maintain its 2% general partner interest, net of issuance costs. The proceeds were used to repay a portion of the outstanding principal balance under our then active $600 million revolving credit agreement.

On July 1, 2005, we issued 23,768,355 of our common units valued at approximately $1.45 billion in exchange for all of the outstanding common units of KPP. In order to maintain a 2% general partner interest, Riverwalk Logistics, L.P. contributed $29.2 million to us.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

During the year ended December 31, 2006, our general partner reimbursed us for certain charges we incurred related to services historically provided under our services agreement with Valero Energy. United States generally accepted accounting principles required us to record the charges as expenses and record the reimbursement as a capital contribution.

The following table details the calculation of net income applicable to the general partner:

	Year Ended December 31,
	2007	2006	2005
	(Thousands of Dollars)
Net income applicable to general partner and limited partners’ interest	$150,298	$149,530	$111,073
Charges reimbursed by general partner	—	575	—

Net income before charges reimbursed by general partner	150,298	150,105	111,073
Less general partner incentive distribution	18,426	14,778	8,711

Net income before charges reimbursed by general partner and after general partner incentive distribution	131,872	135,327	102,362
General partner interest	2%	2%	2%

General partner allocation of net income before charges reimbursed by general partner and after general partner incentive distribution	2,637	2,707	2,047
Charges reimbursed by general partner	—	(575)	—
General partner incentive distribution	18,426	14,778	8,711

Net income applicable to general partner	$21,063	$16,910	$10,758

Cash Distributions

We make quarterly distributions of 100% of our available cash, generally defined as cash receipts less cash disbursements and cash reserves established by the general partner, in its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end. The limited partner unitholders are entitled to receive each quarter a

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The general partner is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

Quarterly Distribution Amount per Unit	Percentage of Distribution
	Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66	75%	25%

The table set forth below shows our cash distributions earned for the periods shown with respect to the general and limited partners:

	Year Ended December 31,
	2007	2006	2005(a)
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$4,092	$3,742	$3,036
General partner incentive distribution	18,426	14,778	10,259

Total general partner distribution	22,518	18,520	13,295
Limited partners’ distribution	182,076	168,515	138,500

Total cash distributions	$204,594	$187,035	$151,795

Cash distributions per unit applicable to limited partners	$3.835	$3.600	$3.365

(a)	For the second quarter 2005, our net income allocation to general and limited partners reflected a total cash distribution based on the partnership interests outstanding as of June 30, 2005. On July 1, 2005, we issued approximately 23.8 million of our common units in exchange for all outstanding units of KPP in connection with the Kaneb Acquisition. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. As such, the actual cash payment made with respect to the second quarter 2005 included the distributions paid to former Kaneb unitholders. The general partner’s portion of the actual cash payment made with respect to the second quarter 2005 was higher than the net income allocation to the general partner as the units had increased prior to the record date. Therefore, the distribution paid related to the year ended December 31, 2005 is more than the amount allocated to the general partner in our net income allocation.

On January 24, 2008, we declared a quarterly cash distribution of $0.985 which was paid on February 14, 2008 to unitholders of record on February 7, 2008. This distribution related to the fourth quarter of 2007 and totaled $55.0 million, of which $6.3 million represented the general partner’s share of such distribution. The general partner’s distribution included a $5.2 million incentive distribution.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable notes receivable	$(22,079)	$27,307	$(39,397)
Receivable from related party	(786)	1,168	(2,678)
Inventories	(71,457)	257	(6,042)
Other current assets	(8,603)	6,181	(11,475)
Increase (decrease) in current liabilities:
Payable to related party	(2,315)	(9,493)	8,634
Accounts payable	72,918	(7,106)	58,920
Accrued interest payable	182	1,135	(259)
Accrued liabilities	9,546	(8,300)	(3,782)
Taxes other than income taxes	2	1,345	(3,323)
Income taxes payable	1,266	(1,799)	(534)

Changes in current assets and current liabilities	$(21,326)	$10,695	$64

Cash flows related to interest and income taxes were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$83,450	$73,206	$52,154

Cash paid for income taxes, net of tax refunds received	$9,081	$7,234	$1,663

Non-cash investing and financing activities for the year ended December 31, 2007 included:

•	adjustments to property and equipment, goodwill and intangible assets resulting from adjustments to the purchase price allocations related to the St. James Acquisition;

•	acquisition of other current assets in exchange for a note payable; and

•	adjustments to the fair value of our interest rate swap agreements.

Non-cash investing activities for the year ended December 31, 2006 included adjustments mainly to property and equipment and goodwill resulting from the final purchase price allocation related to the Kaneb Acquisition.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. OTHER INCOME

Other income consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(Thousands of Dollars)
2007 Services Agreement termination fee (see Note 14)	$13,000	$—	$—
Business interruption insurance	12,492	—	—
Sale of net profit interest in coal mine	7,250	—	—
Legal settlements	5,758	—	—
Foreign exchange (losses) gains	(6,261)	1,011	(139)
Other	6,591	2,241	(1,356)

Other income (expense), net	$38,830	$3,252	$(1,495)

The business interruption insurance amount consists of insurance proceeds related to lost earnings at our pipelines and terminals that serve Valero Energy’s McKee refinery, which experienced a fire in February 2007.

19. INCOME TAXES

Components of income tax expense related to certain of our operations conducted through separate taxable wholly owned corporate subsidiaries were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Thousands of Dollars)
Current:
U.S.	$2,373	$245	$—
Foreign	8,799	5,690	430

Total current	11,172	5,935	430

Deferred:
U.S.	827	(3,681)	892
Foreign	(551)	3,607	3,391

Total deferred	276	(74)	4,283

Total income tax expense	$11,448	$5,861	$4,713

The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that substantially all of our income is not subject to federal income tax due to our status as a limited partnership.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2007	2006
	(Thousands of Dollars)
U.S.:
Net operating losses	$21,509	$19,257
Environmental and legal reserves	14,611	14,699
Other	784	377
Valuation allowance	(13,276)	(9,744)

Deferred tax assets – U.S.	23,628	24,589

Property and equipment	(13,006)	(13,247)

Net deferred income tax asset – U.S.	$10,622	$11,342

Foreign:
Environmental and legal reserves	$—	$338
Other	1,057	142
Capital loss	2,292	—
Valuation allowance	(1,977)	—

Deferred tax assets – foreign	1,372	480

Property and equipment	(35,568)	(33,406)

Net deferred income tax liability – foreign	$(34,196)	$(32,926)

Our U.S. corporate operations have net operating loss carryforwards for tax purposes totaling approximately $61.5 million, which are subject to various limitations on use and expire in years 2008 through 2027.

As of December 31, 2007 and 2006, we have recorded a valuation allowance, substantially all of which was recorded in conjunction with the allocation of the purchase price of the Kaneb Acquisition, due to uncertainties related to our ability to utilize some of our deferred income tax assets, primarily consisting of certain federal net operating loss carryforwards, before they expire. The net change in the total valuation allowance for the year ended December 31, 2007 was an increase of $5.5 million. The valuation allowance is based on our estimates of taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable.

The realization of net deferred income tax assets recorded as of December 31, 2007 is dependent upon our ability to generate future taxable income in the United States. We believe it is more likely than not that the deferred income tax assets, net of the valuation allowance, as of December 31, 2007 will be realized, based on expected future taxable income and potential tax planning strategies.

St. Eustatius Tax Agreement

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

20. SEGMENT INFORMATION

Our operating segments consist of refined product terminals, refined product pipelines, crude oil pipelines, crude oil storage tanks and marketing. These reportable segments are strategic business units that offer different services and performance is evaluated based on operating income, before general and administrative expenses. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal services include providing pipeline transportation services, terminalling services, storage lease services and crude oil storage handling services. Product sales included in our marketing segment consist of sales of petroleum products to third parties. During the fourth quarter of 2007, we revised the manner in which we internally evaluate our segment performance and made certain organizational changes. As a result, we changed the way we report our segmental information such that all product sales and related costs and assets are included in the marketing segment. Previous periods have been restated to conform to this presentation. Intersegment revenues are derived from storage and throughput rates consistent with rates charged to third parties and pipeline tariffs based upon the published tariff applicable to all shippers.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Results of operations for the reportable segments were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Thousands of Dollars)
Revenues:
Refined product terminals:
Third party revenues	$354,821	$308,229	$164,729
Intersegment revenues	10,569	8,269	5,963

Total refined product terminals	365,390	316,498	170,692
Refined product pipelines:
Third party revenues	243,597	222,356	149,853
Intersegment revenues	231	—	—

Total refined product pipelines	243,828	222,356	149,853
Crude oil pipelines	52,968	58,654	51,429
Crude oil storage tanks	45,237	46,915	46,943
Marketing	778,391	501,107	246,603
Consolidation and intersegment eliminations	(10,800)	(8,269)	(5,963)

Total revenues	$1,475,014	$1,137,261	$659,557

Depreciation and amortization:
Refined product terminals	$54,635	$45,485	$25,008
Refined product pipelines	45,006	42,084	27,778
Crude oil pipelines	4,940	5,061	4,612
Crude oil storage tanks	7,682	7,636	7,497
Marketing	423	—	—
Consolidation and intersegment eliminations	1,607	—	—

Total depreciation and amortization	$114,293	$100,266	$64,895

Operating income:
Refined product terminals	$88,865	$79,315	$51,377
Refined product pipelines	93,812	85,946	56,621
Crude oil pipelines	32,696	36,768	30,439
Crude oil storage tanks	25,770	29,171	29,751
Marketing	21,111	26,915	11,317
Consolidation and intersegment eliminations	(1,740)	—	—

Total segment operating income	260,514	258,115	179,505
Less general and administrative expenses	67,915	45,216	26,553

Total operating income	$192,599	$212,899	$152,952

Revenues by geographic area for the years ended December 31, 2007, 2006 and 2005 are shown in the table below. The geographic area is based on the location of our customer.

	Year Ended December 31,
	2007	2006	2005
	(Thousands of Dollars)
United States	$655,013	$501,756	$347,765
Netherlands Antilles	719,084	537,626	255,893
Canada	44,927	51,203	35,639
Other countries	55,990	46,676	20,260

Consolidated revenues	$1,475,014	$1,137,261	$659,557

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the years ended December 31, 2007, 2006, and 2005, Valero Energy accounted for 18%, 23% and 34% of our consolidated revenues, respectively. No other single customer accounted for more than 10% of our consolidated revenues.

Revenues from Valero Energy by operating segment were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Thousands of Dollars)
Revenues:
Refined product terminals	$70,180	$53,154	$46,382
Refined product pipelines	96,966	104,519	89,731
Crude oil pipelines	50,631	56,392	51,429
Crude oil storage tanks	45,237	46,915	46,943
Marketing	7,426	—	—

Total revenues	$270,440	$260,980	$234,485

Long-lived assets include property, plant and equipment, intangible assets subject to amortization and certain long-lived assets included in “Deferred charges and other assets, net” on the consolidated balance sheets. Geographic information by country for long-lived assets consisted of the following:

	December 31,
	2007	2006
	(Thousands of Dollars)
United States	$2,109,594	$2,050,387
Netherlands Antilles	252,024	240,323
Canada	95,618	82,410
United Kingdom	92,149	90,594
Netherlands	90,157	20,903
Mexico	11,392	22,152

Consolidated long-lived assets	$2,650,934	$2,506,769

Total assets by reportable segment were as follows:

	December 31,
	2007	2006
	(Thousands of Dollars)
Refined product terminals	$1,925,592	$1,776,431
Refined product pipelines	1,245,891	1,250,466
Crude oil pipelines	127,706	132,407
Crude oil storage tanks	190,876	197,902
Marketing	171,028	54,153

Total segment assets	3,661,093	3,411,359
Other partnership assets (including current assets and other noncurrent assets)	121,994	82,849

Total consolidated assets	$3,783,087	$3,494,208

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the carrying amount of goodwill were as follows:

	Refined Product Terminals	Refined Product Pipelines	Crude Oil Pipelines	Total
	(Thousands of Dollars)
Balance as of January 1, 2006	$569,745	$193,646	$4,196	$767,587
Kaneb Acquisition final purchase price allocation	27,865	(21,011)	—	6,854

Balance as of December 31, 2006	597,610	172,635	4,196	774,441
St. James Acquisition final purchase price allocation	13,898	—	—	13,898
Other	(1,856)	(1,464)	—	(3,320)

Balance as of December 31, 2007	$609,652	$171,171	$4,196	$785,019

Capital expenditures, including acquisitions and investments in other noncurrent assets, by reportable segment were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Thousands of Dollars)
Refined product terminals	$202,208	$229,963	$761,099
Refined product pipelines	25,120	41,739	748,392
Crude oil pipelines	224	12,939	561
Crude oil storage tanks	969	453	1,860
Marketing	1,755	—	—
Other partnership assets	21,037	4,222	2,781

Total capital expenditures	$251,313	$289,316	$1,514,693

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

NuStar Energy has no operations and its assets consist mainly of its investments in NuStar Logistics and KPOP, both wholly-owned subsidiaries. The senior notes issued by NuStar Logistics and KPOP are fully and unconditionally guaranteed by NuStar Energy, and both NuStar Logistics and KPOP fully and unconditionally guarantee the outstanding senior notes of the other.

As a result, the following condensed consolidating financial statements are being presented as an alternative to providing separate financial statements for NuStar Logistics and KPOP.

Condensed Consolidating Balance Sheet

December 31, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	KPOP	Non- Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Current assets	$16	$80,362	$672,940	$279,412	$(685,596)	$347,134
Property and equipment, net	—	942,297	667,132	882,657	—	2,492,086
Intangible assets, net	—	3,551	—	44,211	—	47,762
Goodwill	—	18,613	170,652	595,754	—	785,019
Investment in wholly owned subsidiaries	2,327,401	1,721	730,663	1,458,721	(4,518,506)	—
Investments in joint ventures	—	16,640	—	63,726	—	80,366
Deferred income tax asset	—	—	—	10,622	—	10,622
Deferred charges and other assets, net	75	15,761	382	3,880	—	20,098

Total assets	$2,327,492	$1,078,945	$2,241,769	$3,338,983	$(5,204,102)	$3,783,087

Liabilities and Partners’ Equity
Current liabilities Current liabilities	$359,547	$53,665	$30,030	$484,764	$(685,521)	$242,485
Long-term debt, less current portion	—	865,105	538,893	41,628	—	1,445,626
Long-term payable to related party	—	—	—	5,684	—	5,684
Deferred income tax liability	—	—	—	34,196	—	34,196
Other long-term liabilities	—	3,984	1,520	54,760	—	60,264
Total partners’ equity	1,967,945	156,191	1,671,326	2,717,951	(4,518,581)	1,994,832

Total liabilities and partners’ equity	$2,327,492	$1,078,945	$2,241,769	$3,338,983	$(5,204,102)	$3,783,087

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Balance Sheet

December 31, 2006

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	KPOP	Non- Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Current assets	$403	$115,210	$653,221	$145,807	$(701,643)	$212,998
Property and equipment, net	—	935,109	676,494	733,532	—	2,345,135
Intangible assets, net	—	3,427	—	50,105	—	53,532
Goodwill	—	4,715	172,116	597,610	—	774,441
Investment in wholly owned subsidiaries	2,372,469	24,172	668,796	1,345,791	(4,411,228)	—
Investments in joint ventures	—	15,902	—	58,175	—	74,077
Deferred income tax asset	—	—	—	11,342	—	11,342
Deferred charges and other assets, net	228	5,807	604	16,044	—	22,683

Total assets	$2,373,100	$1,104,342	$2,171,231	$2,958,406	$(5,112,871)	$3,494,208

Liabilities and Partners’ Equity
Current liabilities	$504,238	$44,397	$29,385	$280,358	$(701,643)	$156,735
Long-term debt, less current portion	—	767,031	545,571	41,118	—	1,353,720
Long-term payable to related party	—	—	—	5,749	—	5,749
Deferred income tax liability	—	—	—	32,926	—	32,926
Other long-term liabilities	—	5,797	3,517	60,083	—	69,397
Total partners’ equity	1,868,862	287,117	1,592,758	2,538,172	(4,411,228)	1,875,681

Total liabilities and partners’ equity	$2,373,100	$1,104,342	$2,171,231	$2,958,406	$(5,112,871)	$3,494,208

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	KPOP	Non- Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$274,001	$149,973	$1,059,813	$(8,773)	$1,475,014
Costs and expenses	1,966	170,961	108,277	1,009,913	(8,702)	1,282,415

Operating income	(1,966)	103,040	41,696	49,900	(71)	192,599
Equity earnings in subsidiaries	152,264	(12,500)	61,867	107,659	(309,290)	—
Equity earnings from joint ventures	—	738	—	6,095	—	6,833
Interest income (expense), net	—	(52,036)	(25,173)	693	—	(76,516)
Other income, net	—	29,105	178	9,547	—	38,830

Income before income tax expense	150,298	68,347	78,568	173,894	(309,361)	161,746
Income tax expense	—	2,026	—	9,422	—	11,448

Net income	$150,298	$66,321	$78,568	$164,472	$(309,361)	$150,298

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2006

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	KPOP	Non- Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$261,929	$121,835	$754,509	$(1,012)	$1,137,261
Costs and expenses	2,260	145,453	89,984	687,677	(1,012)	924,362

Operating income	(2,260)	116,476	31,851	66,832	—	212,899

Equity earnings in subsidiaries	151,790	154	65,321	72,423	(289,688)	—
Equity earnings from joint ventures	—	815	—	5,067	—	5,882
Interest expense, net	—	(37,145)	(25,093)	(4,028)	—	(66,266)
Other income, net	—	1,242	19	1,991	—	3,252

Income from continuing operations before income tax expense	149,530	81,542	72,098	142,285	(289,688)	155,767
Income tax expense	—	—	—	5,861	—	5,861

Income from continuing operations	149,530	81,542	72,098	136,424	(289,688)	149,906
Income (loss) from discontinued operations	—	—	317	(693)	—	(376)

Net income	$149,530	$81,542	$72,415	$135,731	$(289,688)	$149,530

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2005

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	KPOP	Non- Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$234,444	$57,400	$368,495	$(782)	$659,557
Costs and expenses	2,752	134,039	44,152	326,444	(782)	506,605

Operating income	(2,752)	100,405	13,248	42,051	—	152,952

Equity earnings in subsidiaries	113,825	(192)	38,462	40,392	(192,487)	—
Equity earnings from joint ventures	—	376	—	1,943	—	2,319
Interest expense, net	—	(25,770)	(13,488)	(2,130)	—	(41,388)
Other expense, net	—	(1,358)	—	(137)	—	(1,495)

Income from continuing operations before income tax expense	111,073	73,461	38,222	82,119	(192,487)	112,388
Income tax expense	—	—	—	4,713	—	4,713

Income from continuing operations	111,073	73,461	38,222	77,406	(192,487)	107,675
Income from discontinued operations	—	—	2,163	1,235	—	3,398

Net income	$111,073	$73,461	$40,385	$78,641	$(192,487)	$111,073

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	KPOP	Non- Guarantor Subsidiaries (a)	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$150,298	$66,321	$78,568	$164,472	$(309,361)	$150,298
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	—	46,613	25,107	42,573	—	114,293
Equity earnings, net of distributions	45,069	11,762	(61,867)	(113,190)	111,937	(6,289)
Changes in operating assets and liabilities and other	273	14,935	(7,242)	(43,667)	71	(35,630)

Net cash provided by (used in) operating activities	195,640	139,631	34,566	50,188	(197,353)	222,672

Cash flows from investing activities:
Capital expenditures	—	(65,653)	(15,689)	(169,909)	—	(251,251)
Proceeds from sale of assets	—	66	15	12,586	—	12,667
Investment in other noncurrent assets	—	(58)		(4)	—	(62)
Other	—	—	—	250	—	250

Net cash provided by (used in) investing activities	—	(65,645)	(15,674)	(157,077)	—	(238,396)

Cash flows from financing activities:
Proceeds from issuance of common units, net of issuance costs	143,083	—	—	—	—	143,083
Proceeds from long-term debt borrowings	—	1,170,302	—	—	—	1,170,302
Long-term debt repayments	—	(1,077,975)	—	—	—	(1,077,975)
Distributions to unitholders and general partner	(197,333)	(197,333)	—	(20)	197,353	(197,333)
Contributions from general partner	3,035	—	—	—	—	3,035
Net intercompany borrowings (repayments)	(144,555)	35,613	(19,762)	128,704	—	—
Other	—	(3,144)	—	(908)	—	(4,052)

Net cash provided by (used in) financing activities	(195,770)	(72,537)	(19,762)	127,776	197,353	37,060

Effect of foreign exchange rate changes on cash	—	(1,510)	—	1,174	—	(336)
Net increase in cash and cash equivalents	(130)	(61)	(870)	22,061	—	21,000
Cash and cash equivalents at the beginning of the period	137	12,345	992	55,364	—	68,838

Cash and cash equivalents at the end of the period	$7	$12,284	$122	$77,425	$—	$89,838

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	KPOP	Non- Guarantor Subsidiaries (a)	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$149,530	$81,542	$72,415	$135,731	$(289,688)	$149,530
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	—	38,135	24,511	37,620	—	100,266
Equity earnings, net of distributions	31,500	(969)	(65,321)	(72,403)	106,379	(814)
Changes in operating assets and liabilities and other	(2,343)	(1,779)	(13,613)	19,564	—	1,829

Net cash provided by (used in) operating activities	178,687	116,929	17,992	120,512	(183,309)	250,811

Cash flows from investing activities:
Capital expenditures	—	(33,939)	(12,276)	(77,807)	—	(124,022)
Proceeds from sale of assets	—	15	2	71,379	—	71,396
Acquisitions and investment in noncurrent assets	—	(156,275)	(50)	(8,969)	—	(165,294)
Other	(77)	(7,099)	27,112	(22,527)	7,277	4,686

Net cash provided by (used in) investing activities	(77)	(197,298)	14,788	(37,924)	7,277	(213,234)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	269,026	—	—	—	269,026
Long-term debt repayments	—	(83,510)	—	—	—	(83,510)
Distributions to unitholders and general partner	(183,290)	(183,290)	—	(19)	183,309	(183,290)
Net intercompany borrowings (repayments)	4,232	95,075	(31,902)	(67,405)	—	—
Other	575	(6,177)	—	6,754	(7,277)	(6,125)

Net cash provided by (used in) financing activities	(178,483)	91,124	(31,902)	(60,670)	176,032	(3,899)

Effect of foreign exchange rate changes on cash	—	—	—	(894)	—	(894)
Net increase in cash and cash equivalents	127	10,755	878	21,024	—	32,784
Cash and cash equivalents at the beginning of the period	10	1,590	114	34,340	—	36,054

Cash and cash equivalents at the end of the period	$137	$12,345	$992	$55,364	$—	$68,838

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2005

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	KPOP	Non - Guarantor Subsidiaries (a)	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$111,073	$73,461	$40,385	$78,641	$(192,487)	$111,073
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	—	34,828	12,073	19,766	—	66,667
Equity earnings, net of distributions	13,964	192	(38,462)	(40,392)	64,698	—
Changes in operating assets and liabilities and other	4,274	12,523	3,645	(11,752)	—	8,690

Net cash provided by (used in) operating activities	129,311	121,004	17,641	46,263	(127,789)	186,430

Cash flows from investing activities:
Capital expenditures	—	(47,568)	(3,492)	(17,026)	—	(68,086)
Proceeds from sale of assets	—	—	85,466	395,479	—	480,945
Kaneb acquisition	(522,456)	—	850	20,633	—	(500,973)
Other	—	(3,377)	—	(1,472)	3,963	(886)

Net cash provided by (used in) investing activities	(522,456)	(50,945)	82,824	397,614	3,963	(89,000)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	746,472	—	—	—	746,472
Long-term debt repayments	—	(548,010)	(123,668)	(63,386)	—	(735,064)
Distributions to unitholders and general partner	(127,789)	(127,789)	—	—	127,789	(127,789)
General partner contributions	29,197	—	—	—	—	29,197
Net intercompany borrowings (repayments)	491,737	(163,529)	23,317	(351,525)	—	—
Other	—	8,346	—	5,623	(3,963)	10,006

Net cash provided by (used in) financing activities	393,145	(84,510)	(100,351)	(409,288)	123,826	(77,178)

Effect of foreign exchange rate changes on cash	—	—	—	(345)	—	(345)
Net increase in cash and cash equivalents	—	(14,451)	114	34,244	—	19,907
Cash and cash equivalents at the beginning of the period	10	16,041	—	96	—	16,147

Cash and cash equivalents at the end of the period	$10	$1,590	$114	$34,340	$—	$36,054

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or KPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)
2007:
Revenues	$296,824	$321,032	$397,017	$460,141	$1,475,014
Operating income	45,435	42,086	60,361	44,717	192,599
Net income	31,123	39,697	51,213	28,265	150,298
Net income per unit applicable to limited partners	0.57	0.74	0.97	0.47	2.74
Cash distributions per unit applicable to limited partners	0.915	0.950	0.985	0.985	3.835

2006:
Revenues	$274,004	$279,968	$292,299	$290,990	$1,137,261
Operating income	55,967	47,316	55,656	53,960	212,899
Net income	39,451	31,553	41,169	37,357	149,530
Net income per unit applicable to limited partners	0.75	0.59	0.79	0.70	2.83
Cash distributions per unit applicable to limited partners	0.885	0.885	0.915	0.915	3.600

Previously reported amounts of revenues and operating income, net have been increased by $2.5 million, $0.5 million and $1.3 million for the quarters ended September 30, 2007, June 30, 2007 and September 30, 2006, respectively, to conform to the revised presentation as of the fourth quarter of 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES.

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were operating effectively as of December 31, 2007.

INTERNAL CONTROL OVER FINANCIAL REPORTING.

(a) Management’s Report on Internal Control over Financial Reporting.

Management’s report on NuStar Energy L.P.’s internal control over financial reporting required by Item 9A. appears in Item 8. of this report, and is incorporated herein by reference.

(b) Attestation Report of the Registered Public Accounting Firm.

The report of KPMG LLP on NuStar Energy L.P.’s internal control over financial reporting appears in Item 8. of this Form 10-K, and is incorporated herein by reference.

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

DIRECTORS AND EXECUTIVE OFFICERS OF NUSTAR GP, LLC

We do not have directors or officers. The directors and officers of NuStar GP, LLC, the general partner of our general partner, Riverwalk Logistics, L.P., perform all of our management functions. NuStar GP Holdings, LLC (NuStar GP Holdings), the sole member of NuStar GP, LLC, selects the directors of NuStar GP, LLC. Officers of NuStar GP, LLC are appointed by its directors.

Set forth below is certain information concerning the directors and executive officers of NuStar GP, LLC:

Name	Age	Position Held with NuStar GP, LLC
William E. Greehey	71	Chairman of the Board
Curtis V. Anastasio	51	President, CEO and Director
J. Dan Bates	63	Director
Dan J. Hill	67	Director
Stan McLelland	62	Director
Rodman D. Patton	64	Director
Bradley C. Barron	42	Senior Vice President, General Counsel and Secretary
Steven A. Blank	53	Senior Vice President, CFO and Treasurer
James R. Bluntzer	53	Senior Vice President-Operations
Mary F. Morgan	55	Senior Vice President-Marketing and Business Development
Thomas R. Shoaf	49	Vice President and Controller

Mr. Greehey became Chairman of the board of directors of NuStar GP, LLC (the Board) in January 2002. He has also been the Chairman of the board of directors of NuStar GP Holdings since March 2006. Mr. Greehey served as Chairman of the board of directors of Valero Energy from 1979 through January 2007. Mr. Greehey was CEO of Valero Energy from 1979 through December 2005. He was also President of Valero Energy from 1998 until January 2003.

Mr. Anastasio became the President and a director of NuStar GP, LLC in December 1999. He also became its CEO in June 2000. Mr. Anastasio has served as President and CEO of NuStar GP Holdings since March 2006, and he has been a director of NuStar GP Holdings since January 2007.

Mr. Bates became a director of NuStar GP, LLC in April 2006. Mr. Bates has been President and CEO of the Southwest Research Institute since 1997. Mr. Bates also serves as Chairman of the Federal Reserve Bank of Dallas’ San Antonio Branch board of directors, and as Chairman of the board of Signature Science L.L.C. and Southwest Automotive Research Center.

Mr. Hill became a director of NuStar GP, LLC in July 2004. From February 2001 through May 2004, he served as a consultant to El Paso Corporation. Prior to that, he served as President and Chief Executive Officer of Coastal Refining and Marketing Company. In 1978, Mr. Hill was named as Senior Vice President of The Coastal Corporation and President of Coastal States Crude Gathering. In 1971, he began managing Coastal’s NGL business. Previously, Mr. Hill worked for Amoco and Mobil.

Mr. McLelland became a director of NuStar GP, LLC in October 2005. Mr. McLelland has also served as a director of NuStar GP Holdings since July 2006. Mr. McLelland has served as a director of two privately held companies, Patton Surgical Corp. and the general partner of Yorktown Technologies, LP since November 2003 and June 2004, respectively. Mr. McLelland was U. S. Ambassador to Jamaica from January 1997 until March 2001. Prior to being named U.S. Ambassador to Jamaica, Mr. McLelland was a senior executive with Valero Energy. He joined Valero Energy in 1981 as Senior Vice President and General Counsel and served as Executive Vice President and General Counsel from 1990 until 1997.

Mr. Patton became a director of NuStar GP, LLC in June 2001. He retired from Merrill Lynch & Co. in 1999 where he had served as Managing Director in the Energy Group since 1993. Prior to that, he served in investment banking and corporate finance positions with Credit Suisse First Boston (1981-1993) and Blyth Eastman Paine Webber (1971-1981). He is a director of Apache Corporation.

Mr. Barron became Senior Vice President, General Counsel and Secretary of NuStar GP, LLC in April 2007. He served as Vice President, General Counsel and Secretary of NuStar GP, LLC from January 2006 until April 2007. Mr. Barron has also served as Vice President, General Counsel and Secretary of NuStar GP Holdings since March 2006. Mr. Barron was promoted to Senior Vice President, General Counsel and Secretary of NuStar GP Holdings in April 2007. He served as Managing Counsel and Corporate Secretary of NuStar GP, LLC from July 2003 until January 2006. From January 2001 until July 2003, he served as Counsel, and then Senior Counsel, to Valero Energy.

Mr. Blank became Senior Vice President and CFO of NuStar GP, LLC in January 2002, and he became NuStar GP, LLC’s Treasurer as well in July 2005. Mr. Blank has also served as Senior Vice President, CFO and Treasurer of NuStar GP Holdings since March 2006. From December 1999 until January 2002, he was Chief Accounting and Financial Officer and a director of NuStar GP, LLC. He also served as Vice President and Treasurer of Ultramar Diamond Shamrock Corporation from December 1996 until January 2002.

Mr. Bluntzer became Senior Vice President-Operations of NuStar GP, LLC in October 2005. He served as Vice President-Operations of NuStar GP, LLC from February 2004 until October 2005. He served as Vice President-Terminal Operations of NuStar GP, LLC from May 2003 to February 2004. He served as Special Projects Director of NuStar GP, LLC from January 2002 to May 2003 and as Vice President of Midstream Operations of Valero Energy from June 2001 to January 2002. He served as Refinery Logistics & Supply Chain Director of Valero Energy from July 2000 to June 2001.

Ms. Morgan became Senior Vice President-Marketing and Business Development in April 2007. Ms. Morgan served as Vice President-Marketing and Business Development of NuStar GP, LLC from July 2005 through April 2007. Ms. Morgan served as Vice President, Marketing and Business Development of Kaneb Pipe Line Company LLC from 2004 until July 2005. She served as Vice President, Marketing of Kinder Morgan Energy Partners, L.P. from 1998 until 2004.

Mr. Shoaf became Vice President and Controller of NuStar GP, LLC in July 2005. He has also served as Vice President and Controller of NuStar GP Holdings since March 2006. Mr. Shoaf served as Vice President-Structured Finance of Valero Corporate Services Company, a subsidiary of Valero Energy, from 2001 until his appointment with NuStar GP, LLC. From 2000 to 2001, Mr. Shoaf was Vice President-Finance of Valero Corporate Services Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of NuStar Energy’s equity securities to file certain reports with the SEC and NYSE concerning their beneficial ownership of NuStar Energy’s equity securities within two business days. We believe that during the year ended December 31, 2007, all Section 16(a) reports applicable to our executive officers, directors and greater than 10% stockholders were timely filed, except for a Form 4 for J. Dan Bates, director, involving a purchase of 400 shares on August 1, 2007 (the transaction was reported on a Form 4 filed August 7, 2007).

CODE OF ETHICS OF SENIOR FINANCIAL OFFICERS

NuStar GP, LLC has adopted a Code of Ethics for Senior Financial Officers that applies to NuStar GP, LLC’s principal executive officer, principal financial officer and controller. This code charges the senior financial officers with responsibilities regarding honest and ethical conduct, the preparation and quality of the disclosures in documents and reports NuStar GP, LLC files with the SEC and compliance with applicable laws, rules and regulations.

AUDIT COMMITTEE

The Audit Committee reviews and reports to the Board on various auditing and accounting matters, including the quality, objectivity and performance of NuStar Energy’s internal and external accountants and auditors, the adequacy of its financial controls and the reliability of financial information reported to the public. The Audit Committee also monitors NuStar Energy’s efforts to comply with environmental laws and regulations. The Board has adopted a written charter for the Audit Committee. The members of the Audit Committee during 2007 were Rodman D. Patton (Chairman), J. Dan Bates, and Dan J. Hill. The Audit Committee met eight times in 2007. For further information, see the “Report of the Audit Committee” below.

The Board has determined that Mr. Patton is an “audit committee financial expert” (as defined by the SEC), and that he is “independent” as that term is used in Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934.

REPORT OF THE AUDIT COMMITTEE FOR FISCAL YEAR 2007

Management of NuStar GP, LLC is responsible for NuStar Energy’s internal controls and the financial reporting process. KPMG LLP, NuStar Energy’s independent registered public accounting firm for the year ended December 31, 2007, is responsible for performing an independent audit of NuStar Energy’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) and generally accepted auditing standards, and an audit of NuStar Energy’s internal control over financial reporting in accordance with the standards of the PCAOB, and issuing a report thereon. The Audit Committee monitors and oversees these processes and approves the selection and appointment of NuStar Energy’s independent registered public accounting firm and recommends the ratification of such selection and appointment to the Board.

The Audit Committee has reviewed and discussed NuStar Energy’s audited consolidated financial statements with management and KPMG. The Audit Committee has discussed with KPMG the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees.” The Audit Committee has received written confirmation of the firm’s independence from KPMG and has discussed with KPMG that firm’s independence.

Based on the foregoing review and discussions and such other matters the audit committee deemed relevant and appropriate, the audit committee recommended to the Board that the audited consolidated financial statements of NuStar Energy be included in NuStar Energy’s Annual Report on Form 10-K for the year ended December 31, 2007.

Members of the Audit Committee:

Rodman D. Patton (Chairman)
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

Members of the Compensation Committee:

Dan J. Hill (Chairman)
J. Dan Bates
Rodman D. Patton

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Philosophy

Our philosophy for compensating our named executive officers is based on the belief that a significant portion of executive compensation should be incentive-based and determined by both NuStar Energy’s and the executive’s performance objectives. We believe that:

•	executives’ base salaries should be established at levels to be competitive in the marketplace in which we compete for executive talent;

•

annual incentive bonuses should be targeted to be competitive in the marketplace and should provide awards based on NuStar Energy’s achievement of performance goals established in the first quarter of the fiscal year and individual performance;

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

Administration of Executive Compensation Programs

Our executive compensation programs are administered by our Board’s Compensation Committee. The Compensation Committee is composed of three independent directors who are not participants in our executive compensation programs. In 2007, the policies adopted by the Compensation Committee were implemented by Valero Energy’s compensation and benefits staff, pursuant to the Services Agreement described in Note 14 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.” Effective December 31, 2007, Valero Energy stopped providing human resource services, including compensation and benefits services, to us. In 2008, the adopted policies of the Committee will be administered by the compensation and benefits staff of NuStar GP, LLC.

During 2007, the Committee retained Compass Consulting & Benefits (Compass) as its independent compensation consultant with respect to executive compensation matters. In its role as advisor to the Committee, this consultant was retained directly by the Compensation Committee, which has the authority to select, retain and/or terminate its relationship with a consulting firm. In November 2007, BDO Seidman, LLP (BDO) acquired Compass’ executive compensation consulting practice, and the Compensation Committee entered into an agreement with BDO to continue its relationship with those former-Compass advisors. All references to BDO will refer to the Compensation Committee’s independent consultant, whether or not the services were provided prior to November 2007.

Selection of Compensation Comparative Data and Competitive Pay Benchmarking

In 2007, the Compensation Committee relied upon two primary sources of competitive compensation data in assessing the benchmark rates of base salary, annual incentive compensation, and long-term incentive compensation: a group of limited partnerships in our industry and broader survey data on comparably sized entities.

To establish compensation for the named executive officers, including the CEO, in 2007, we looked first at a specific group of 15 master limited partnerships to evaluate competitive rates of compensation (the Compensation Comparative Group). Each of these 15 organizations is in the products terminalling, storage and pipeline industry. The competitive data for these master limited partnerships is derived from their respective publicly filed annual proxy statements or annual reports on Form 10-K. For 2007, the data was compiled and analyzed by BDO.

In 2007, BDO advised us to increase the size of our comparative group from nine to 15, in order to expand the relatively small 2006 peer group to a more typical size. In addition, five of the nine organizations comprising the 2006 peer group are publicly traded subsidiaries of a larger unit, which, unlike “stand-alone” entities like ours, may tend to rely heavily on management support services provided by the parent organization. In 2007, the six entities we added are “stand-alone” pipeline master limited partnerships in order to make our Compensation Comparative Group a more accurate reflection our management’s responsibilities.

Company	Ticker
1. BUCKEYE PARTNERS LP	BPL
2. ENBRIDGE ENERGY PARTNERS LP	EEP
3. ENTERPRISE PRODUCT PARTNERS LP	EPD
4. KINDER MORGAN ENERGY LP	KMP
5. MAGELLAN MIDSTREAM PARTNERS LP	MMP
6. ONEOK PARTNERS, L.P.	OKS
7. PLAINS ALL AMERICAN PIPELINE LP	PAA
8. SUNOCO LOGISTICS PARTNERS LP	SXL
9. TEPPCO PARTNERS LP	TPP
10. ENERGY TRANSFER PARTNERS*	ETP
11. BOARDWALK PIPELINE PARTNERS*	BWP
12. COPANO ENERGY LLC*	CPNO
13. CROSSTEX ENERGY LP*	XTEX
14. MARK WEST ENERGY PARTNERS*	MWE
15. REGENCY ENERGY PARTNERS*	RGNC

*	Added in 2007.

The Compensation Committee also reviewed survey data reported by BDO on a position-by-position basis to ascertain competitive rates of compensation. The survey data consists of general industry data for executive positions reported in the Towers Perrin Executive Compensation General Industry Database, a proprietary compensation database of an approximate 825 U.S. industrial companies that is updated each year. Where possible, the data analysis included the use of single regression analysis to correlate company size to reported pay rates for companies with an annual revenue size of approximately $1.2 billion. In those instances where regression analysis was not available for analysis purposes, BDO employed general tabular data from its survey sources based upon companies approximating $1.2 billion in annual revenues. We refer to the competitive survey data, together with the comparative group data, as the Compensation Comparative Data.

Timing of Compensation Decisions

In the first quarter of each fiscal year, the Committee reviews and establishes financial performance objectives applicable to the current fiscal year under our annual incentive bonus plan. Financial performance objectives are typically tied to the Company’s previously approved annual budget. At the same time, the Compensation Committee reviews performance against financial, operational and other goals for the prior year in order to determine annual bonuses earned under the NuStar GP, LLC Bonus Plan and payouts, if any, of performance units granted in prior years. In the third quarter of each fiscal year, the Committee reviews competitive market data for annual salary rates for executive officer positions for the current fiscal year and recommends salary increases to become effective in that quarter. In the fourth quarter of each fiscal year, the Committee establishes the target level of annual incentive and long-term incentive compensation opportunities for executives for the upcoming fiscal year, based upon its review of competitive market data and considers equity grants to officers and other leadership employees.

The following table summarizes the approximate timing of some of our more significant compensation events:

Event	Timing
Establishing company financial objectives for annual incentive bonus	First quarter

Review and certify financial performance for performance units granted in prior years; grant performance units	First quarter; three business days after fourth quarter earnings release

Review base salaries for executive officers for the current fiscal year	Third quarter

Grant of restricted unit and unit options to employees, officers and grant restricted units to directors	Fourth quarter; three business days after third quarter earnings releases

Setting meeting dates for action by the Compensation Committee for the upcoming year	Fourth quarter

The Committee may, however, review salaries or grant long-term incentive awards at other times during the year in the event of promotions, new appointments or other extraordinary circumstances. Additional information regarding the timing of performance unit, unit option and restricted unit grants is discussed below under “Long-Term Incentive Awards” and “Restricted Units/Unit Options.”

Elements of Executive Compensation

General

Our executive compensation programs consist of the following material elements:

•	base salaries;

•	annual incentive bonuses;

•	long-term equity-based incentives, including:

•	performance units;

•	restricted units;

•	unit options; and

•	medical and other insurance benefits, retirement benefits and other perquisites.

We chose these elements to remain competitive in attracting and retaining executive talent and to provide strong performance incentives that provide the potential for both current and long-term gains. We use base salary as the foundation for our executive compensation program. We believe that base salary should provide a fixed level of competitive pay that reflects the executive officer’s primary duties and responsibilities, as well as a foundation for incentive opportunities and benefit levels. Our annual incentive bonuses are designed to focus our executives on NuStar Energy’s attainment of key financial performance measures that we believe generate profitable annual operations and sustaining results. Our long-term equity incentive awards are designed to directly tie an executive’s financial reward opportunities with the rewards to unitholders, as measured by long-term unit price performance and payment of distributions.

Relative Size of Elements of Compensation

We evaluate total compensation of the executives at least annually. In setting executive compensation, the Committee considers the aggregate amount of compensation payable to an executive officer and the form of the compensation. The Committee seeks to achieve the appropriate balance between immediate cash rewards for the achievement of company and personal objectives and long-term incentives that align the interests of our executive officers with those of our unitholders. The size of each element determined with reference to market practice reported in the Compensation Comparative Data. The Compensation Committee may also decide, as appropriate, to modify the relative mix of compensation elements to best fit an executive officer’s specific circumstances.

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

Because we place such a large proportion of our total executive compensation at risk in the form of variable pay (i.e. annual and long-term incentives), the Compensation Committee does not adjust current compensation based upon realized gains or losses from prior incentive awards. For example, we will not reduce the size of a target long-term incentive grant in a particular year solely because NuStar Energy’s unit price performed well during the immediately preceding years. We believe that adopting a policy of making such adjustments would penalize management’s current compensation for NuStar Energy’s prior success.

The following table summarizes the relative size of base salary and incentive compensation targets for 2007 (which we call “total direct compensation”) for each of our named executive officers:

Name	Target Percentage of Total Direct Compensation
	Base Salary	Annual Incentive Bonus	Long-Term Incentives	TOTAL
Curtis V. Anastasio	35	21	44	100
Bradley C. Barron	43	22	35	100
Steven A. Blank	43	22	35	100
James R. Bluntzer	43	22	35	100
Mary F. Morgan	43	22	35	100

Base Salaries

The base salaries for our executive officers are reviewed annually by the Compensation Committee based on recommendations of our CEO, with input from its independent compensation consultant and our compensation and benefits staff. Our CEO’s base salary is reviewed and approved by the Compensation Committee based on its review of recommendations by the Compensation Committee’s independent compensation consultant and our compensation and benefits staff.

The competitiveness of base salaries for each executive position is determined by an evaluation of the compensation data described above. Base salaries may be adjusted to achieve what is determined to be a reasonably competitive level or to reflect promotions, the assignment of additional responsibilities, individual performance or the performance of NuStar Energy. Salaries are also periodically adjusted to remain competitive with the Compensation Comparative Data and other survey data.

Beginning in July 2007, our named executive officers received the following adjustments to annualized base salaries, which represent a four percent (4%) increase to their prior annualized salaries and which the Compensation Committee considered necessary to achieve a reasonably competitive salary level in each case:

Name	Annualized Base Salary	July 2007 Increase to Prior Annualized Base Salary
Anastasio	$436,800	$16,800
Barron	234,000	9,000
Blank	318,032	12,232
Bluntzer	251,680	9,680
Morgan	284,440	10,940

In addition, in May 2007, Mr. Barron had received a $25,000 salary increase in recognition of his promotion from Vice President, General Counsel and Secretary to Senior Vice President, General Counsel and Secretary.

Annual Incentive Bonus

Our named executive officers participate in a formal annual incentive plan in which all domestic company employees participate. The annual incentive plan, as it pertains to the named executive officers, is based upon the following principles:

•	The establishment of a target annual incentive opportunity for each position based upon competitive compensation data and expressed as a percentage of the officer’s base salary;

•	Our attainment of specific quantitative financial goals established by the Compensation Committee during the first quarter of the plan year; and

•	A discretionary evaluation of both NuStar Energy’s performance and the individual executive’s performance by the Compensation Committee.

For the 2007 plan year, the named executive officers had annual incentive target bonus opportunities expressed as a percentage of their respective base salary rates as shown in the table below:

Name	Annual Incentive Bonus Target as a Percentage of Base Salary
Anastasio	60
Barron	50
Blank	50
Bluntzer	50
Morgan	50

Determination of Annual Incentive Target Opportunities

As stated above, each named executive officer has an annual incentive opportunity generally based on a stated percentage of his or her base salary. This is the target amount of annual incentive award and equals the payout for achieving a 100% score on our stated financial goal under the bonus plan. For example, Mr. Anastasio has a target annual incentive opportunity equal to 60% of his base annual salary. Mr. Anastasio’s annual salary rate for 2007 was $436,800, and therefore, his target annual incentive opportunity for a 100% score would have been $262,080. In addition, the plan allows for the upward or downward adjustment of awards, based upon attainment of the financial goal, equal to a range of 0% to 200% of the target award. If we failed to reach at least the threshold level of performance for our financial goal, the participant would have earned an incentive award of $0. Likewise, if we achieved the maximum level of performance for each of its financial goals, the participant could earn up to 200% of his target award.

Once the financial goals have been reviewed and measured, the Compensation Committee has the authority to exercise its discretion in evaluating NuStar Energy’s performance. In exercising this discretionary judgment, the Compensation Committee considers such relevant performance factors as growth, attainment of strategic objectives, acquisitions and divestitures, safety and environmental compliance, and other considerations. This discretionary judgment may result in an increase or decrease of as much as 25% of the aggregate earned award for all employees based upon the attainment of the financial goals noted above.

The CEO develops individual grant recommendations based upon the methodology described above, but both the CEO and the Compensation Committee may make adjustments to the recommended grant levels based upon an assessment of an individual’s performance and contributions to NuStar Energy. The CEO and the Compensation Committee also review each executive bonus on a case-by-case basis, considering such factors as teamwork, leadership, individual accomplishments and initiative, and adjusts the bonus awarded to reflect these factors.

The grant level for the CEO is decided solely by the Compensation Committee following the methodology described above, and the Compensation Committee may make discretionary adjustments to the calculated level of bonus based upon its independent evaluation of the CEO’s performance and contributions.

Company Financial Goals

In prior years, our annual all-employee incentive plan established performance goals in three principal financial areas:

•	NuStar Energy’s earnings per unit (EPU) compared to the target, threshold, and maximum performance levels, as established and approved by the Compensation Committee at the start of the plan year;

•

NuStar Energy’s total unitholder return (TUR), expressed as the total return to unitholders based upon the growth in the unit price as well as cash distributions to unitholders during the plan year, either (a) our TUR compared to a peer group or (b) as compared to a target, threshold, and maximum TUR established and approved by the Compensation Committee at the start of the plan year; and

•

NuStar Energy’s distributable cash flow (DCF per unit) compared to the target, threshold, and maximum performance levels, as established and approved by the Compensation Committee at the start of the plan year.

In 2007, the Compensation Committee adopted DCF per unit versus a target as the sole 2007 bonus metric, based on management’s recommendations and input from the Compensation Committee’s independent compensation consultant. In adopting this sole metric, the Compensation Committee considered (i) the nature of TUR as a long-term performance measure rather than as a bonus measure, (ii) the fact that management is already incentivized to focus on TUR through performance shares, and (iii) an acknowledgement that, in the master limited partnership investment community, DCF is widely regarded as a significant determinant of unit price.

For this financial goal, the Compensation Committee established a target level of performance for which 100% of the incentive opportunity would be paid, a threshold level of performance below which no incentive would be paid, and a maximum level of performance for which 200% of target incentive would be paid.

Determination of Awards

For the 2007 annual incentive program, the Compensation Committee measured NuStar Energy’s DCF per unit against the established target to determine the amount of incentive award earned. The performance score equaled 129% of the target award amount.

Upon reviewing the 129% performance score, the Compensation Committee exercised its discretionary judgment regarding the plan and elected to provide a 16% positive adjustment to the annual award to all eligible employees, taken as a whole. This resulted in each named executive officer having a potential annual incentive award equal to 150% of his or her target award (129% performance score multiplied by an upward adjustment of 16% yields a final performance result of 150%). In making the 16% positive adjustment, the Compensation Committee considered a number of company achievements in 2007, including the fact that we successfully entered into a definitive purchase agreement for certain assets and operations of CITGO Asphalt Refining Company, completed a public offering of units, completed our separation from Valero Energy, improved our safety record, completed projects at our domestic and international properties and increased the cash distributions to unitholders.

Name	Bonuses Paid For 2007
Anastasio	$393,120
Barron	175,500
Blank	238,524
Bluntzer	195,000
Morgan	195,000

Long-term Incentive Awards

We provide unit-based, long-term compensation for employees, including executives and directors, through our Second Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), which was approved by our unitholders on September 18, 2006. In previous years, we have provided such compensation under the NuStar GP, LLC Amended and Restated 2002 Unit Option Plan and the NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan. The 2000 LTIP provides for awards of unit options, restricted units and performance units. Performance units vest (become nonforfeitable) upon the achievement of an objective performance goal. Grants of restricted unit and unit options each vest over a period determined by the Compensation Committee.

Under the design of the long-term incentive plan, each plan participant, including the named executive officers, are designated a target long-term incentive award expressed as a percentage of base salary. This percentage is the expected fair value of the awards to be granted in aggregate each year. In determining the expected fair value, we engaged Towers Perrin to employ a valuation model to determine the value of long-term incentive grants. The model considers unit price volatility, distribution yield, unit price, vesting provisions and, when applicable, performance vesting contingencies.

For the named executive officers, the 2007 long-term incentive target percentages are established as follows.

Name	Long-Term Incentive Target Percentage
Anastasio	125
Barron	80
Blank	80
Bluntzer	80
Morgan	80

These target levels are based upon competitive survey data provided by the Compensation Committee’s independent compensation consultant and upon the Compensation Committee’s strategic decisions to allocate a percentage of award value to performance-based awards and a percentage to awards that focus on retention and increasing ownership levels of executive officers. In 2007, the target levels were allocated in the following manner for each individual:

•

30% of the targeted long-term incentive dollar value is awarded to the executive in a grant of performance units. The number of performance units granted is based upon the expected fair value of a single performance unit at the time of grant; and

•

70% of the targeted long-term incentive dollar value is awarded to the executive in the form of restricted units. The number of restricted units granted is based upon the expected fair value of a single performance unit at the time of grant.

In prior years, we also awarded unit options to named executive officers and allocated awards of long-term components in approximate one-third increments among the three forms of awards: unit options, performance units and restricted units. In 2007, however, the Compensation Committee eliminated the grant of NuStar Energy L.P. unit options as a long-term incentive component and increased the percentage of restricted units granted. The Compensation Committee based its decision on the results of a comparison study of peer companies performed by its independent compensation consultant, BDO. This study showed that the use of three different forms of award in the executive long-term incentive program is not consistent with peer practice and may dilute the effectiveness of each component. The comparison also showed that, although the use of restricted units and performance units is consistent with peer practices, the use of unit options is not common among NuStar Energy’s peers as a recurring component of a long-term incentive compensation.

The Compensation Committee reviews and approves all grant levels for the named executive officers as well as all other participants in the program. The CEO develops individual grant recommendations based upon the methodology described above, but both the CEO and the Compensation Committee may make adjustments to the recommended grant levels based upon an assessment of an individual’s performance and contributions to NuStar Energy. The grant level for the CEO is decided solely by the Compensation Committee following the methodology described above, and the Compensation Committee may make discretionary adjustments to the calculated level of long-term incentives to grant based upon its independent evaluation of the CEO’s performance and contributions.

Restricted Units/Unit Options

Name	Restricted Unit Grants in October 2007
Anastasio	7,210
Barron	3,000
Blank	3,360
Bluntzer	3,000
Morgan	3,000

In 2007, the same number of restricted units were granted to officers with similar titles and responsibilities, with restricted units comprising approximately 70% of each executive’s total NuStar Energy long-term incentive target. The Compensation Committee presently expects to grant restricted units annually. Beginning in 2007, the executives’ long-term incentive targets did not include NuStar Energy L.P. unit options, and the Compensation Committee currently does not expect to grant NuStar Energy L.P. unit options as part of the named executive officer’s long-term incentive program in the future.

NuStar Energy L.P. unit options awarded in 2005 and 2006 have seven-year terms, and options awarded in prior years generally have ten-year terms. Awards of restricted units and unit options vest in equal installments over a period of five years, beginning on the first anniversary of the date of grant (awards in January 2003 and prior vested over three years). Grants and vesting of unit options and restricted units are not contingent upon achievement of any specified performance targets. Options and restricted units are subject to forfeiture if an executive terminates employment prior to vesting.

The exercise price for NuStar Energy L.P. unit options is the close price of NuStar Energy L.P. units on the grant date. The grant date of the restricted unit and unit option awards, until 2006, was the date on which options were approved by the Compensation Committee (except for grants to new hires, which have a grant date of the date on which the new employee commences employment). In 2007, the Compensation Committee adopted a policy that annual equity grants other than performance units would be effective three days after the third quarter earnings release, in this case, November 12, 2007. Because NuStar Energy subsequently determined to announce a public offering of its units on November 12, 2007, the Compensation Committee moved the grant date of the restricted units to November 16, 2007. The close price of the NuStar Energy L.P. units on the date of the meeting of the Compensation Committee on October 24, 2007 was $60.98; the close price on November 12, 2007 was $59.14; and the close price on November 16, 2007, the date of grant, was $57.05.

Performance Units

Name	Performance Unit Grants in 2007
Anastasio	3,600
Barron	680
Blank	1,670
Bluntzer	1,320
Morgan	930

In 2007, performance units comprised approximately 30% of each of our named executive officers’ total NuStar Energy long-term incentive targets. 2006 was the first year the Compensation Committee awarded performance units, and for our current program, the Compensation Committee expects to award performance units annually. Performance units are earned only upon NuStar Energy’s achievement of an objective performance measure, TUR, as compared with a subset of the Compensation Comparative Group consisting of the first nine entities listed in the table above. These nine entities most closely track with our size and business, making their TUR performance most comparable with ours (the Peer Group). The Compensation Committee believes this type of incentive award strengthens the tie between the named executive’s pay and our financial performance.

Each award is subject to vesting in three annual increments, based upon our TUR during rolling three-year periods that end on December 31 of each year following the date of grant. At the end of each performance period, our TUR is compared to the Peer Group and ranked by quartile. Executives then earn 0%, 50%, 100% or 150% of that portion of the initial grant amount that is vesting, depending upon whether our TUR is in the last, 3rd, 2nd or 1st quartile, respectively, and they earn 200% if we rank highest in the group. Amounts not earned in a given performance period can be carried forward for one additional performance period and up to 100% of the carried amount can still be earned, depending upon the quartile achieved for that subsequent period. For the performance period ended December 31, 2007, our performance ranked tenth in the group, placing NuStar Energy in the fourth quartile of the group and resulting in vesting of eligible units at the 0% level.

Grant of NuStar GP Holdings Unit Options

Name	NuStar GP Holdings Unit Options Granted in 2007
Anastasio	56,300
Barron	35,000
Blank	41,000
Bluntzer	35,000
Morgan	35,000

In 2007, at a joint meeting of the NuStar GP, LLC and the NuStar GP Holdings Compensation Committees, NuStar GP Holdings’ Compensation Committee approved a one-time unit option grant to certain officers of NuStar GP, LLC, as is permitted under NuStar GP Holdings’ long-term incentive plan, to encourage the officers to continue to devote their best efforts to advancing the business of NuStar GP Holdings and NuStar Energy.

The options to purchase NuStar GP Holdings, LLC units awarded to the named executive officers in 2007 have seven-year terms and vest in one-third installments beginning on the third anniversary of the grant date. Like prior grants of options of NuStar Energy L.P. units, grants and vesting of the options to purchase NuStar GP Holdings, LLC units are not contingent upon achievement of any specified performance targets. However, because the exercise price of options cannot be less than 100% of the fair market value of NuStar GP Holdings, LLC units on the date of grant, options will provide a benefit to the executive only to the extent that there is appreciation in the market price of NuStar GP Holdings, LLC units. The NuStar GP Holdings options are subject to forfeiture if an executive terminates employment prior to vesting. In 2007, the NuStar GP Holdings Compensation Committee adopted a policy that annual equity grants would have a grant date of three days after the third quarter earnings release, in this case, November 12, 2007. Because NuStar Energy subsequently determined to announce a public offering of its units on November 12, 2007, the NuStar GP Holdings Compensation Committee moved the grant date to November 16, 2007. The close price of the NuStar GP Holdings, LLC units on the date of the meeting of the NuStar GP Holdings Compensation Committee on October 24, 2007 was $30.39; the close price on November 12, 2007 was $31.55; and the close price on November 16, 2007, the date of grant, was $31.55.

Perquisites and Other Benefits

Perquisites

In 2007, we provided only minimal perquisites to our executive officers. Mr. Anastasio receives reimbursement for club membership dues. Mr. Anastasio and Mr. Blank receive federal income tax preparation services. Executives are eligible to receive liability insurance (personal liability insurance and coverage under NuStar Energy’s directors and officers liability insurance policies). For more information on perquisites, see the Summary Compensation Table and its footnotes.

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

Post-Employment Benefits

Pension Plans

For a discussion of our pension plans, including the Excess Pension Plan and the Supplemental Executive Retirement Plan, please see narrative description accompanying the Pension Benefits table below of this item.

Nonqualified Deferred Compensation Plans

Excess Thrift Plan

The Excess Thrift Plan provides benefits to those employees of NuStar GP, LLC whose annual additions under the NuStar GP, LLC Thrift Plan are subject to the limitations on such annual additions as provided under §415 of the Internal Revenue Code of 1986, as amended (the Code), and/or who are constrained from making maximum contributions under the Thrift Plan by §401(a)(17) of the Code, which limits the amount of an employee’s annual compensation which may be taken into account under that plan. The Excess Thrift Plan is comprised of two separate components, consisting of (1) an “excess benefit plan” as defined under §3(36) of The Employee Retirement Income Security Act of 1974, as amended (ERISA) and (2) a plan that is unfunded and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. Each component of the Excess Thrift Plan consists of a separate plan for purposes of Title I of ERISA. To the extent a participant’s annual total compensation exceeds the compensation limits for the calendar year under §401(a)(17) of the Code ($225,000 for 2007), the participant’s excess thrift plan account is credited with that number of hypothetical NuStar Energy L.P. units that could have been purchased with the difference between:

•

The total company matching contributions that would have been credited to the participant’s account under the NuStar GP, LLC Thrift Plan had the participant’s contributions not been reduced pursuant to §401; and

•	The actual company matching contributions credited to such participant’s account.

Mr. Anastasio, Mr. Barron, Mr. Blank, Mr. Bluntzer and Ms. Morgan participated in the Excess Thrift Plan in 2007.

Frozen Nonqualified 401(k) Plan

Effective July 1, 2006, we established the NuStar GP, LLC Frozen Nonqualified 401(k) Plan for Former Employees of Ultramar Diamond Shamrock Corporation (the Frozen Plan). The Frozen Plan assumes and continues the frozen Ultramar Diamond Shamrock Corporation Nonqualified 401(k) Plan (the UDS Plan) with respect to the current NuStar GP, LLC employees who had accrued benefits under the UDS Plan. No additional benefits accrue under the Frozen Plan, and we make no contributions to the Frozen Plan. Mr. Anastasio and Mr. Blank have Frozen Plan accounts.

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

Impact of Accounting and Tax Treatments

Accounting Treatment

Our financial statements include the expense for awards of NuStar Energy L.P. unit options and restricted units to NuStar GP, LLC employees and directors and the expense for awards of NuStar GP Holdings, LLC unit options to NuStar GP, LLC employees, as we are obligated to pay for all costs of NuStar GP, LLC’s employees working on our behalf.

NuStar GP, LLC accounts for awards of NuStar Energy L.P. common units to NuStar GP, LLC’s employees and directors in accordance with Emerging Issues Task Force Issue No. 02-08, “Accounting for Options Granted to Employees in Unrestricted, Publicly Traded Shares of an Unrelated Entity” (EITF 02-08). EITF 02-08 requires a company that grants its employees equity of an unrelated entity to account for such awards as a derivative, whereby a liability for the award is recorded at inception. Subsequent changes in the fair value of the award are included in the determination of net income.

Each month, NuStar GP, LLC determines the fair value of its liability for awards of NuStar Energy L.P. unit options and restricted units. The fair value of unit options is determined using the Black-Scholes model at each reporting date. The fair value of restricted units equals the market price of NuStar Energy L.P. common units at each reporting date. NuStar GP, LLC records compensation expense each reporting period such that the cumulative compensation expense recorded equals the current fair value, considering the percentage of the award that has vested to date. NuStar GP, LLC records compensation expense related to unit options until such options are exercised, and records compensation expense for restricted units until the date of vesting.

NuStar GP Holdings accounts for awards of unit options awarded to employees of NuStar GP, LLC at fair value in accordance with Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)). Under FAS 123(R), NuStar GP Holdings estimates the fair value of unit options at the grant date using the Black-Scholes model and the resulting compensation expense is recognized over the vesting period.

For certain awards, the terms of the stock compensation plans provide that employees vest in the award when they retire or will continue to vest in the award after retirement over the nominal vesting period established in the award. For any awards subsequent to January 1, 2006, we recognize compensation expense immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the nominal vesting period. Employees are typically retirement eligible at age 55.

Tax Treatment

Under Section 162(m) of the Internal Revenue Code, publicly held corporations may not take a tax deduction for compensation in excess of $1 million paid to the CEO or the other four most highly compensated executive officers unless that compensation meets the Internal Revenue Code’s definition of “performance-based” compensation. Section 162(m) allows a deduction for compensation to a specified executive that exceeds $1 million only if it is paid (i) solely upon attainment of one or more performance goals, (ii) pursuant to a qualifying performance-based compensation plan adopted by the Compensation Committee, and (iii) the material terms, including the performance goals, of such plan are approved by the unitholders before payment of the compensation. The Compensation Committee considers deductibility under Section 162(m) with respect to compensation arrangements for executive officers. The Compensation Committee believes that it is in the best interest of NuStar Energy for the Compensation Committee to retain its flexibility and discretion to make compensation awards to foster achievement of performance goals established by the Compensation Committee (which may include performance goals defined in the Internal Revenue Code) and other corporate goals the Compensation Committee deems important to NuStar Energy’s success, such as encouraging employee retention, rewarding achievement of nonquantifiable goals and achieving progress with specific projects. NuStar Energy believes that unit options and performance unit grants qualify as performance-based compensation and are not subject to any deductibility limitations under Section 162(m). Grants of restricted units and other equity-based awards that are not subject to specific quantitative performance measures will likely not qualify as “performance-based” compensation and, in such event, would be subject to 162(m) deduction restrictions.

Compensation-Related Policies

Unit Ownership Guidelines

Our Board, the Compensation Committee and our executives recognize that ownership of NuStar Energy L.P. units is an effective means by which to align the interests of NuStar GP, LLC directors and executives with those of NuStar Energy’s unitholders. We have long emphasized and reinforced the importance of unit ownership among our executives and directors.

During 2006, the Compensation Committee worked with its independent compensation consultant to formalize unit ownership and retention guidelines for directors and NuStar GP, LLC officers to ensure continuation of our successful track record in aligning the interests of NuStar GP, LLC directors and officers with those of NuStar Energy’s unitholders through ownership of NuStar Energy L.P. units. The guidelines were approved by the Compensation Committee and the Board in March 2006. In February 2007, in view of the public offerings of NuStar GP Holdings in 2006, the Compensation Committee amended the guidelines to include ownership of either NuStar GP Holdings, LLC units or NuStar Energy L.P. units.

Non-employee Director Unit Ownership Guidelines

Non-employee directors are expected to acquire and hold during their service as a NuStar GP, LLC board member NuStar Energy L.P. units and/or NuStar GP Holdings, LLC units with an aggregate value of at least $50,000. Directors have five years from their initial election to the Board to meet the target unit ownership guidelines, and they are expected to continuously own sufficient units to meet the guidelines once attained.

Executive Unit Ownership Guidelines

Unit ownership guidelines for officers of NuStar GP, LLC are as follows:

Officer	Value of NuStar Energy L.P. Units and/or NuStar GP Holdings, LLC Units Owned
President	3.0x Base Salary

Senior Vice Presidents	2.0x Base Salary

Vice Presidents	1.0x Base Salary

Our officers are expected to meet the applicable guideline within five years and are expected to continuously own sufficient units to meet the guideline once attained.

Prohibition on Insider Trading and Speculation on NuStar Energy L.P. or NuStar GP Holdings, LLC Units

We have established policies prohibiting our officers, directors and employees from purchasing or selling either NuStar Energy L.P. or NuStar GP Holdings, LLC securities while in possession of material, nonpublic information, or otherwise using such information for their personal benefit or in any manner that would violate applicable laws and regulations. In addition, our policies prohibit our officers, directors and employees from speculating in the either NuStar Energy L.P. or NuStar GP Holdings, LLC units, which includes short selling (profiting if the market price of our units decreases), buying or selling publicly traded options (including writing covered calls), hedging or any other type of derivative arrangement that has a similar economic effect.

EXECUTIVE COMPENSATION

The tables listed below, which appear in the following sections of this report, provide information required by the SEC regarding the compensation we paid for the years ended December 31, 2007 and December 31, 2006 to our President & CEO, CFO and our other most highly compensated executive officers (our named executive officers or NEOs). Except as noted below, we have used captions and heading in these tables in accordance with the SEC regulations requiring these disclosures. The footnotes to these tables provide important information to explain the values presented in the tables and are an important part of our disclosures related to our executive compensation.

•	Summary Compensation Table*

•	Grants of Plan-Based Awards*

•	Outstanding Equity Awards

•	Options Exercises and Stock Vested

•	Pension Benefits

•	Nonqualified Deferred Compensation

•	Payments Under Change of Control Severance Agreements**

•	Director Compensation

*	We are required to provide narrative disclosure of any material factors necessary to an understanding of the information disclosed in these two tables; we believe that this disclosure is provided in the footnotes to these tables and in the Compensation Disclosure and Analysis above in this item.
**	SEC regulations require disclosure of potential payments to an executive in connection with his or her termination or a change of control of NuStar Energy. We have elected to use the table listed above to disclose certain elements of the required disclosure.

SUMMARY COMPENSATION TABLE

FOR FISCAL YEAR ENDED DECEMBER 31, 2007

The following table provides a summary of compensation paid for the years ended December 31, 2007 and December 31, 2006, to NuStar GP, LLC’s CEO, CFO and to its other most highly compensated executive officers. The table shows amounts earned by such persons for services rendered to NuStar GP, LLC in all capacities in which they served.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Unit Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)(6)	Total ($)
Curtis V. Anastasio President and CEO	2007 2006	428,400 385,000	393,120 320,000	168,408 165,754	14,646 250,737	0 0	46,806 338,020	(4) (5)	39,568 35,481	1,090,948 1,495,352

Bradley C. Barron Senior Vice President, General Counsel and Corporate Secretary	2007 2006	221,167 178,196	175,500 102,400	23,222 19,601	7,903 6,474	0 0	13,771 24,511	(4) (5)	15,669 18,258	457,232 349,363

Steven A. Blank Senior Vice President, CFO and Treasurer	2007 2006	311,916 299,900	238,524 195,172	93,718 91,387	18,724 96,103	0 0	36,731 303,953	(4) (5)	24,150 21,670	723,763 1,008,725

James R. Bluntzer Senior Vice President-Operations	2007 2006	246,840 231,000	195,000 154,880	62,950 57,153	15,638 48,107	0 0	135,018 212,397	(4) (5)	20,208 19,683	675,654 723,100

Mary F. Morgan Senior Vice President- Marketing and Business Development	2007 2006	278,970 265,971	195,000 140,032	248,169 84,827	263,640 8,223	0 0	31,628 44,719	(4) (5)	19,758 18,780	1,037,165 562,552

Footnotes appear on the following page.

(1)	2007 bonus amounts were paid in January 2008 with respect to 2007 performance. 2006 bonus amounts reported were paid in January 2007 with respect to 2006 performance. Bonuses were determined taking into consideration the individual executive’s targets, the executive’s performance and NuStar Energy’s performance in the applicable year, as described above under “Compensation Disclosure & Analysis- Annual Incentive Bonus.”
(2)	The amounts reported represent the dollar amounts recognized by NuStar Energy for financial statement reporting purposes for the fiscal year ended December 31, 2006 or December 31, 2007, as applicable. The amounts relate to our restricted units and performance units. Please see “Compensation Discussion and Analysis- Impact of Accounting and Tax Treatment- Accounting Treatment” above in this item for more information.

Since grants to officers who 55 or over are recognized immediately rather than over the course of the grant, the dollar amounts shown for those officers is much larger for than the dollar amounts shown for officers who are under 55, even for the same number of unit options granted.

(3)	The amounts reported represent the dollar amounts recognized by NuStar Energy for financial statement purposes for the fiscal year ended December 31, 2006 or December 31, 2007, as applicable. The amounts relate to grants of options to purchase NuStar Energy L.P. units and options to purchase NuStar GP Holdings, LLC units. Please see “Compensation Discussion and Analysis- Impact of Accounting and Tax Treatment- Accounting Treatment” above in this item for more information.

Since grants to officers who 55 or over are recognized immediately rather than over the course of the grant, the dollar amounts shown for those officers is much larger for than the dollar amounts shown for officers who are under 55, even for the same number of unit options granted.

(4)	For each of the NEOs, the following table identifies the separate amounts attributable to (A) the aggregate change in the actuarial present value of the NEO’s accumulated benefit under NuStar GP, LLC’s defined benefit and actuarial pension plans, including supplemental plans (but excluding tax-qualified defined contribution plans and nonqualified defined contribution plans), and (B) above-market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified.

Name	(A)	(B)	TOTAL
Anastasio	$46,806	$0	$46,806
Barron	13,771	0	13,771
Blank	36,731	0	36,731
Bluntzer	135,019	0	135,019
Morgan	31,628	0	31,628

(5)	For each of the NEOs, the following table identifies the separate amounts attributable to (A) the aggregate change in the actuarial present value of the NEO’s accumulated benefit under both Valero Energy’s and NuStar GP, LLC’s defined benefit and actuarial pension plans, including supplemental plans (but excluding tax-qualified defined contribution plans and nonqualified defined contribution plans), and (B) above-market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified. Amounts included in column (A) below include the aggregate change in both the Valero Energy plans (for the period of January 1 through June 30, 2006) and the NuStar GP, LLC plans (for the period of July 1 through December 31, 2006).

Name	(A)	(B)	TOTAL
Anastasio	$338,020	$0	$338,020
Barron	24,511	0	24,511
Blank	303,953	0	303,953
Bluntzer	212,397	0	212,397
Morgan	44,719	0	44,719

(6)	The amounts reported in this column for 2007 consist of the following for each officer:

Name	Club Dues	Company Contribution to Thrift Plan	Company Contribution to Excess Thrift Plan	Tax Preparation	Personal Liability Insurance	Life Insurance Premiums		TOTAL
Anastasio	7,681	13,500	12,204	785	2,122	3,276		39,568
Barron	—	13,000	270	—	2,122	277		15,669
Blank	—	13,500	5,215	785	2,122	2,528	(a)	24,150
Bluntzer	—	13,500	1,310	—	2,122	3,276		20,208
Morgan	—	13,500	3,238	—	2,122	898		19,758

(a)	The amount reported is the portion of a “split-dollar” life insurance policy premium paid by NuStar Energy in 2007 for the benefit of Mr. Blank. The policy was carried over by Valero Energy after its acquisition of Ultramar Diamond Shamrock Corporation (UDS) in 2001. Mr. Blank was an employee of UDS. Valero Energy turned over the premium to NuStar after the separation in 2006. NuStar and Mr. Blank paid the premium for the period of July 2007 through December 2007 ($2,528 and $691, respectively).

GRANTS OF PLAN-BASED AWARDS

FOR FISCAL YEAR ENDED DECEMBER 31, 2007

The following table provides further information regarding the grants of plan-based awards to the named executive officers reflected in the Summary Compensation Table.

				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Un)	Grant Date Fair Value of Unit and Unit Option Awards ($)
Name	Grant Date		Date of approval by Comp Committee	Threshold (#)	Target (#)	Maximum (#)
Anastasio	01/25/07	(1)	01/25/07	0	3,600	7,200	—	—	—	208,836	(4)
	11/16/07	(2)	10/24/07	—	—	—	—	56,300	31.55	14,646	(5)
	11/16/07	(3)	10/24/07	—	—	—	7,210	—	—	411,331	(6)
Barron	01/25/07	(1)	01/25/07	0	680	1,360	—	—	—	39,447	(4)
	11/16/07	(2)	10/24/07	—	—	—	—	35,000	31.55	6,334	(5)
	11/16/07	(3)	10/24/07	—	—	—	3,000	—	—	171,150	(6)
Blank	01/25/07	(1)	01/25/07	0	1,670	3,340	—	—	—	96,877	(4)
	11/16/07	(2)	10/24/07	—	—	—	—	41,000	31.55	18,724	(5)
	11/16/07	(3)	10/24/07	—	—	—	3,360	—	—	191,688	(6)
Bluntzer	01/25/07	(1)	01/25/07	0	1,320	2,640	—	—	—	76,573	(4)
	11/16/07	(2)	10/24/07	—	—	—	—	35,000	31.55	15,638	(5)
	11/16/07	(3)	10/24/07	—	—	—	3,000	—	—	171,150	(6)
Morgan	01/25/07	(1)	01/25/07	0	930	1,860	—	—	—	53,949	(4)
	11/16/07	(2)	10/24/07	—	—	—	—	35,000	31.55	257,165	(5)
	11/16/07	(3)	10/24/07	—	—	—	3,000	—	—	171,150	(6)

Footnotes:

(1)	Performance units were awarded by the Board on January 25, 2007. Each award is subject to vesting in three annual increments, based upon our TUR during rolling three-year periods that end on December 31 of each year following the date of grant. At the end of each performance period, our TUR is compared to the Peer Group and ranked by quartile. Executives then earn 0%, 50%, 100% or 150% of that portion of the initial grant amount that is vesting, depending upon whether our TUR is in the last, 3rd, 2nd or 1st quartile, respectively, and they earn 200% if we rank highest in the group. Amounts not earned in a given performance period can be carried forward for one additional performance period and up to 100% of the carried amount can still be earned, depending upon the quartile achieved for that subsequent period. For the performance period ended December 31, 2007, our performance ranked in the fourth quartile of the group and no eligible units were vested.
(2)	Options were approved by Compensation Committee of NuStar GP Holdings on October 24, 2007, and the grant dates for these options was set at that time for the date three days after NuStar Energy’s quarterly earning release, or November 12, 2007. However, since NuStar Energy subsequently determined to announce a public offer of 2,600,000 units on November 12, 2007, the Compensation Committee changed the date of grant to November 16, 2007. The market price on October 24, 2007 was $30.39, the market price on November 12, 2007 was $31.55, and the market price on November 16, 2007 was $31.55. The options vest 1/3 annually over three years beginning on the third anniversary of the grant date, and they expire on the seventh anniversary of the grant date.
(3)	Restricted units were granted by the Board, upon recommendation of the Compensation Committee, on October 24, 2007. The restricted units vest 1/5 annually over five years beginning on the first anniversary of the grant date, which was November 16, 2007.

(4)	The grant date fair value for performance units was determined by multiplying the number of performance units that were granted by the NYSE closing unit price of our units on the date of grant.
(5)	The grant date fair value for unit options was determined by multiplying the number of unit options that were granted by the calculated Black-Scholes value at the date of grant. The estimated values grant date fair value were calculated using an expected average option life of five years, a risk-free interest rate of 3.29%, an expected volatility of 31.57% and an expected cash distribution yield of 4.69%. The actual value of unit options could be zero; realization of any positive value depends upon the actual future performance of our units and the continued employment of the unitholder. Accordingly, the values set forth in this table may not be achieved.

In addition, since the terms of NuStar GP, LLC’s unit plans provide that employees vest in the award when they retire or will continue to vest in the award after retirement over the nominal vesting period established in the award, we immediately recognize compensation expense for awards granted to retirement-eligible employees (or over the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the nominal vesting period). Employees are typically retirement eligible at age 55. Since grants to officers who 55 or over are recognized immediately rather than over the course of the grant, the dollar amounts shown for those officers is much larger for than the dollar amounts shown for officers who are under 55, even for the same number of unit options granted

(6)	The grant date fair value for restricted units was determined by multiplying the number of restricted units that were granted by the NYSE closing unit price of our units on the date of grant.

OUTSTANDING EQUITY AWARDS

AT DECEMBER 31, 2007

The following table provides further information regarding our named executive officers’ unexercised unit options, unvested restricted units and unvested performance units as of December 31, 2007. The value of restricted units reported below is equal to $53.30, the closing price on the New York Stock Exchange on December 31, 2007.

	Option Awards							Unit Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)
Anastasio	14,000	(1)	0		—	38.22	03/22/2012	—		—	—	—
	10,000	(2)	0		—	36.30	09/23/2012	—		—	—	—
	9,440	(3)	2,360		—	45.35	10/29/2013	—		—	—	—
	5,775	(4)	3,850		—	56.51	10/28/2014	—		—	—	—
	5,380	(5)	8,070		—	57.51	10/27/2012	—		—	—	—
	2,200	(6)	8,800		—	55.92	11/02/2013	—		—	—	—
	—		—		—	—	—	14,872	(7)	792,678	—	—
	—		—		—	—	—	5,493	(8)	292,777	—	—
	0		56,300	(9)	—	31.55	11/16/2014	—		—	—	—
Barron	960	(3)	320		—	45.35	10/29/2013	—		—	—	—
	1,185	(4)	790		—	56.51	10/28/2014	—		—	—	—
	420	(6)	1,680		—	55.92	11/02/2013	—		—	—	—
	—		—		—	—	—	3,878	(10)	206,697	—	—
	—		—		—	—	—	1,040	(11)	55,432	—	—
	0		35,000	(9)	—	31.55	11/16/2014	—		—	—	—
Blank	3,333	(1)	0		—	38.22	03/22/2012	—		—	—	—
	3,333	(2)	0		—	36.30	09/23/2012	—		—	—	—
	6,960	(3)	1,740		—	45.35	10/29/2013	—		—	—	—
	4,125	(4)	2,750		—	56.51	10/28/2014	—		—	—	—
	2,890	(5)	4,335		—	57.51	10/27/2012	—		—	—	—
	1,025	(6)	4,100		—	55.92	11/02/2013	—		—	—	—
	—		—		—	—	—	7,524	(12)	401,029	—	—
	—		—		—	—	—	2,690	(13)	143,377	—	—
	0		41,000	(9)	—	31.55	11/16/2014	—		—	—	—
Bluntzer	4,500	(1)	0		—	38.22	03/22/2012	—		—	—	—
	2,140	(3)	535		—	45.35	10/29/2013	—		—	—	—
	1,485	(4)	990		—	56.51	10/28/2014	—		—	—	—
	2,160	(5)	3,240		—	57.51	10/27/2012	—		—	—	—
	810	(6)	3,240		—	55.92	11/02/2013	—		—	—	—
	—		—		—	—	—	5,832	(14)	310,846	—	—
	—		—		—	—	—	2,080	(15)	110,864	—	—
	0		35,000		—	31.55	11/16/2014	—		—	—	—
Morgan	1,760	(16)	2,640		—	60.25	07/01/2012	—		—	—	—
	1,620	(5)	2,430		—	57.51	10/27/2012	—		—	—	—
	575	(6)	2,300		—	55.92	11/02/2013	—		—	—	—
	—		—		—	—	—	5,882	(17)	313,511	—	—
	—		—		—	—	—	1,496	(18)	79,737	—	—
	0		35,000		—	31.55	11/16/2014	—		—	—	—

Footnotes on following page.

Footnotes:

(1)	Options granted March 22, 2002 vested in 1/3 increments over three years, beginning on the first anniversary of the date of grant.
(2)	Options granted September 23, 2002 vested in 1/3 increments over three years, beginning on the first anniversary of the date of grant.
(3)	Options granted October 29, 2003 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(4)	Options granted on October 28, 2004 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(5)	Options granted on October 27, 2005 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(6)	Options granted on November 2, 2006 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(7)	Mr. Anastasio’s restricted units consist of: 70 restricted units granted October 29, 2003; 1,540 restricted units granted October 28, 2004; 2,700 restricted units granted October 27, 2005; 3,352 restricted units granted November 2, 2006 and 7,210 restricted units granted November 16, 2007. All of Mr. Anastasio’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(8)	Mr. Anastasio’s unvested performance units were granted January 26, 2006 and January 25, 2007 and vest annually in 1/3 increments over three years beginning on the first anniversary of their grant date. The performance units are payable in NuStar Energy L.P.’s units. Upon vesting, the performance units are converted into a number of NuStar Energy L.P. units based on NuStar Energy’s TUR during rolling three-year periods that end of December 31 of each year following the date of grant. At the end of each performance period, NuStar Energy’s TUR is compared to the Peer Group and ranked by quartile. Holders of the performance units then earn 0%, 50%, 100% or 150% of that portion of the initial grant that is vesting, depending upon whether NuStar Energy’s TUR is in the last, third, second or first quartile, respectively; holders earn 200% if NuStar Energy is the highest ranking entity in the Peer Group. For the period ended December 31, 2006, NuStar Energy’s TUR was in the second quartile of it and the Peer Group, and Mr. Anastasio received 100% of 1/3 of his initial grant, or 947 units. For the period ended December 31, 2007, NuStar Energy’s TUR was in the fourth quartile of it and the Peer Group, and Mr. Anastasio received no vested performance units for the period.
(9)	Options of NuStar GP Holdings granted November 16, 2007 vest in 1/3 increments over three years, beginning on the third anniversary of the date of grant.
(10)	Mr. Barron’s restricted units consist of: 66 restricted units granted October 29, 2003; 172 restricted units granted October 28, 2004; 640 restricted units granted November 2, 2006 and 3,000 restricted units granted November 16, 2007. All of Mr. Barron’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(11)	Mr. Barron’s unvested performance units were granted January 26, 2006 and January 25, 2007 and vest in accordance with Footnote (8) above. For the period ended December 31, 2006, Mr. Barron received 100% of 1/3 of his initial grant, or 180 units. For the period ended December 31, 2007, NuStar Energy’s TUR was in the fourth quartile of it and the Peer Group, and Mr. Barron received no vested performance units for the period.
(12)	Mr. Blank’s restricted units consist of: 52 restricted units granted October 29, 2003; 1,100 restricted units granted October 28, 2004; 1,452 restricted units granted October 27, 2005; 1,560 restricted units granted November 2, 2006 and 3,360 restricted units granted November 16, 2007. All of Mr. Blank’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(13)	Mr. Blank’s unvested performance units were granted January 26, 2006 and January 25, 2007 and vest in accordance with the description in Footnote (8) above. For the period ended December 31, 2006, Mr. Blank received 100% of 1/3 of his initial grant, or 510 units. For the period ended December 31, 2007, NuStar Energy’s TUR was in the fourth quartile of it and the Peer Group, and Mr. Blank received no vested performance units for the period.
(14)	Mr. Bluntzer’s restricted units consist of: 110 restricted units granted October 29, 2003; 396 restricted units granted October 28, 2004; 1,086 restricted units granted October 27, 2005; 1,240 restricted units granted November 2, 2006 and 3,000 restricted units granted November 16, 2007. All of Mr. Bluntzer’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(15)	Mr. Bluntzer’s unvested performance units were granted January 26, 2006 and January 25, 2007 and vest in accordance with Footnote (8) above. For the period ended December 31, 2006, Mr. Bluntzer received 100% of 1/3 of his initial grant, or 380 units. For the period ended December 31, 2007, NuStar Energy’s TUR was in the fourth quartile of it and the Peer Group, and Mr. Bluntzer received no vested performance units for the period.
(16)	Options granted July 1, 2005 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(17)	Ms. Morgan’s restricted units consist of: 1,200 restricted units granted July 1, 2005; 810 restricted units granted October 27, 2005; 872 restricted units granted November 2, 2006 and 3,000 restricted units granted November 16, 2007. All of Ms. Morgan’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(18)	Ms. Morgan’s unvested performance units were granted January 26, 2006 and January 27, 2007 and vest in accordance with Footnote (8) above. For the period ended December 31, 2006, Ms. Morgan received 100% of 1/3 of her initial grant, or 284 units. For the period ended December 31, 2007, NuStar Energy’s TUR was in the fourth quartile of it and the Peer Group, and Ms. Morgan received no vested performance units for the period.

OPTION EXERCISES AND UNITS VESTED

IN YEAR ENDED DECEMBER 31, 2007

The following table provides further information regarding option exercises by our named executive officers, and the vesting of restricted units and performance units held by our named executive officers, during 2007.

	Option Awards(1)		Unit Awards(2)
Name	Number of Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (#)		Value Realized on Vesting ($)(8)
Curtis V. Anastasio	—	—	3,525	(3)	216,020
Bradley C. Barron	—	—	492	(4)	29,884
Steven A. Blank	—	—	1,986	(5)	121,893
James R. Bluntzer	—	—	1,360	(6)	83,286
Mary F. Morgan	—	—	1,172	(7)	74,513

Footnotes:

(1)	None of the NEOs exercised options in 2007.
(2)	Includes both performance and restricted unit vestings in 2007.
(3)	Mr. Anastasio’s units vested in 2007 as follows: 947 units on January 25, 2007; 900 units on October 27, 2007; 770 units on October 28, 2007, 70 units on October 29, 2007 and 838 units on November 2, 2007.
(4)	Mr. Barron’s units vested in 2007 as follows: 180 units on January 25, 2007; 86 units on October 28, 2007; 66 units on October 28, 2007 and 160 units on November 2, 2007.
(5)	Mr. Blank’s units vested in 2007 as follows: 510 units on January 25, 2007; 484 units on October 27, 2007; 550 units on October 28, 2007; 52 units on October 29, 2007 and 390 units on November 2, 2007.
(6)	Mr. Bluntzer’s units vested in 2007 as follows: 380 units on January 25, 2007; 362 units on October 27, 2007; 198 units on October 28, 2007; 110 units on October 29, 2007 and 310 units on November 2, 2007.
(7)	Ms. Morgan’s units vested in 2007 as follows: 284 units on January 25, 2007; 400 units on July 1, 2007; 270 units on October 27, 2007 and 218 units on November 2, 2007.
(8)	The value realized on vesting was calculated by multiplying the closing price of NuStar Energy L.P. units on the New York Stock Exchange on the date of vesting by the number of units vested. The closing prices of the applicable dates are as follows:

Vesting Date	Closing Price ($)
January 25, 2007	58.01
July 1, 2007	69.00
October 27, 2007	62.78
October 28, 2007	62.78
October 29, 2007	62.78
November 2, 2007	61.87

POST-EMPLOYMENT COMPENSATION

PENSION BENEFITS

FOR YEAR ENDED DECEMBER 31, 2007

The following table provides information regarding the accumulated benefits of our named executive officer under NuStar GP, LLC’s during the year ended December 31, 2007.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit($)(1)	Payments During Last Fiscal Year
Anastasio	NuStar GP, LLC Pension Plan	1.5	26,074	0
	NuStar GP, LLC Excess Pension Plan	—	53,934	0
	NuStar GP, LLC Supplemental Executive Retirement Plan	6.0	226,356	0
Barron	NuStar GP, LLC Pension Plan	1.5	13,932	0
	Excess Pension Plan	7.0	17,869	0
	Supplemental Executive Retirement Plan	—	—	—
Blank	NuStar GP, LLC Pension Plan	1.5	28,786	0
	Excess Pension Plan	—	—	0
	Supplemental Executive Retirement Plan	6.0	154,365	0
Bluntzer	NuStar GP, LLC Pension Plan	1.5	28,629	0
	Excess Pension Plan	31.7	388,279	0
	Supplemental Executive Retirement Plan	—	—	—
Morgan	NuStar GP, LLC Pension Plan	1.5	33,762	0
	Excess Pension Plan	2.5	35,354	0
	Supplemental Executive Retirement Plan	—	—	—

Footnotes:

(1)	The present values stated above were calculated using the same interest rate and mortality table that we use for valuations under FASB Statement No. 87 for financial reporting purpose. The present values as of December 31, 2007 were determined using: (a) a 6.82% discount rate, and (b) the plans’ earliest unreduced retirement age (i.e., age 62). The present values reflect postretirement mortality rates based on the RP2000 Combined Healthy Mortality Table Projected by Scale AA to 2015. No decrements were included for preretirement termination, mortality or disability. Where applicable, lump sums were determined based on a 6.07% interest rate and the mortality table prescribed by the Internal Revenue Service in Revenue Ruling 2007-67 for 2008 distributions.

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

NuStar GP, LLC Pension Plan

The NuStar GP, LLC Pension Plan (the Pension Plan) is a traditional defined benefit pension plan established as of July 1, 2006 and designed to provide retirement benefits to our eligible employees based upon a specific formula. The formula used to calculate a pension benefit under the plan takes into consideration final average salary and total years of credited service. Certain participants who were participants in the Valero Energy Pension Plan prior to becoming eligible for participation in the Pension Plan received credit for their service recognized under the Valero Energy Pension Plan for purposes of vesting and eligibility under this plan.

Under an agreement between the companies, Valero Energy will pay pension benefits to eligible NuStar GP, LLC employees for their years of service with Valero Energy under the Valero Energy pension plan, and the employee’s highest annual salary will be determined with regard to service with NuStar GP, LLC after July 1, 2006 until the individual commences a benefit under the Valero Energy pension plan or terminates employment with NuStar GP, LLC. For more information about the Valero Energy Pension Plan, please see Valero Energy’s annual report on Form 10-K for the year ended December 31, 2007 and its 2008 annual proxy statement. The Pension Plan is intended to be a qualified plan under, and subject to, relevant provisions of the Code and the Employee Retirement Income Security Act of 1974, as amended (ERISA).

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

Eligible employees are NuStar GP, LLC employees, except for those employees who are nonresident aliens, who are U.S. citizens but being paid by a foreign affiliated employer (as defined in the plan), who are covered by a collective bargaining agreement (unless it expressly provides for the benefits provided under the plan), or who are not yet participating.

NuStar GP, LLC Excess Pension Plan

The NuStar GP, LLC Excess Pension Plan was established effective as of July 1, 2006 for the purpose of providing benefits to eligible employees of NuStar GP, LLC whose pension benefits under the NuStar GP, LLC Pension Plan and the Valero Energy Pension Plan, where applicable, are subject to limitations under the Code. The Excess Pension Plan is an excess benefit plan as contemplated under ERISA for those benefits provided in excess of Section 415 of the Code. Benefits provided as a result of other statutory limitations are limited to a select group of management or highly compensated employees. The Excess Pension Plan is not intended to constitute either a qualified plan under the Code or a funded plan subject to ERISA. For employees of NuStar GP, LLC who were eligible to receive a benefit under the Valero Energy Excess Pension Plan (the Predecessor Excess Pension Plan) as of July 1, 2006, the Excess Pension Plan assumed the liabilities of the Predecessor Excess Pension Plan and will provide a single, nonqualified defined benefit to eligible employees for their pre-July 1, 2006 benefit accruals under the Predecessor Excess Pension Plan and their post-July 1, 2006 benefit accruals under this Excess Pension Plan.

An eligible employee’s monthly pension under the Excess Pension Plan will be equal to (i) 1.6% of the employee’s average monthly compensation multiplied by the employee’s years of service less (ii) the employee’s Pension Plan benefit. Mr. Barron, Mr. Bluntzer and Ms. Morgan participate in the Excess Pension Plan.

NuStar GP, LLC Supplemental Executive Retirement Plan

The SERP was established effective as of July 1, 2006 for the purpose of providing certain highly compensated, management personnel of NuStar GP, LLC and its subsidiaries a supplement to the retirement benefit they may otherwise receive under the Pension Plan and the Valero Energy Pension Plan, where applicable. The SERP is not intended to constitute either a qualified plan under the Code or a funded plan subject to ERISA. For employees of NuStar GP, LLC who were eligible to receive a benefit under the Valero Energy Supplemental Executive Retirement Plan (the Prior SERP) as of July 1, 2006, the SERP assumed the liabilities of the Prior SERP and shall provide a single, nonqualified defined benefit to eligible employees for their pre-July 1, 2006 benefit accruals under the Prior SERP and their post-July 1, 2006 benefit accruals under this SERP.

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

Mr. Anastasio and Mr. Blank participate in the SERP.

NONQUALIFIED DEFERRED COMPENSATION

FOR YEAR ENDED DECEMBER 31, 2007

The following table provides additional information regarding contributions by NuStar GP, LLC and each of our named executive officers under our non-qualified defined contribution and other deferred compensation plans during the year ended December 31, 2007. The table also presents each named executive officer’s withdrawals, earnings and year-end balances in such plans. Please see the descriptions of our Excess Thrift Plan and the Frozen Nonqualified 401(k) Plan above in “Compensation Discussion and Analysis- Post-Employment Benefits.”

Name	Executive Contributions in 2007 ($)(1)	Registrant Contributions in 2007 ($)(2)	Aggregate Earnings in 2007 ($)(3)	Aggregate Withdrawals/ Distributions ($)(4)	Aggregate Balance at December 31, 2007 ($)(5)
Anastasio	0	12,204	10,043	0	358,365
Barron	0	270	0	0	206
Blank	0	5,215	13,334	0	1,250,991
Bluntzer	0	1,310	0	0	1,850
Morgan	0	3,238	0	0	4,588

Footnotes:

(1)	The executives made no contributions to our plans in 2007.
(2)	Amounts reported represent our contributions to our Excess Thrift Plan. All of the amounts included in this column are included within the amounts reported as “All Other Compensation” for 2007 in the Summary Compensation Table.
(3)	Amounts include the earnings (excluding dividends, if any), if any, of the executives’ respective account in (as applicable) our Excess Thrift Plan and our Frozen Nonqualified 401(k) Plan.
(4)	The executives made no withdrawals from and received no distributions under our plans in 2007.
(5)	Amounts include the aggregate balance, if any, of the executives’ respective account in (as applicable) our Excess Thrift Plan and our Frozen Nonqualified 401(k) Plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Each of our named executive officers has entered into a Change of Control Severance Agreement with NuStar Energy and NuStar GP, LLC. These agreements are intended to assure the continued availability of these executives in the event of a “change of control” (described below). The agreements have three-year terms, which are automatically extended for one year upon each anniversary unless a notice of nonrenewal is given to the executive. When a change of control occurs, the agreement becomes operative for a fixed three-year period. The agreements provide generally that the executive’s terms and conditions of employment (including position, location, compensation and benefits) will not be adversely changed during the three-year period after a change of control. In addition, outstanding unit options held by the executive will automatically vest, restrictions applicable to outstanding restricted units held by the executive will lapse, and all unvested performance units held by the executive will fully vest and become payable at 200% of target. In addition to the payments and benefits accruing to the executives under the various circumstances described in the agreements, the executives are entitled to receive a payment in an amount sufficient to make the executive whole for any excise tax on excess parachute payments imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, if the amount of the payment exceeds the safe harbor limit by at least 110%. Each agreement subjects the executive to obligations of confidentiality, both during the term and after termination, for secret and confidential information relating to NuStar Energy, NuStar GP, LLC and their affiliates (as defined in the agreement) that the executive acquired during his or her employment.

For purposes of these agreements, a “change of control” means any of the following (subject to additional particulars as stated in the agreements):

•	the acquisition by an individual, entity or group of beneficial ownership of 40% of NuStar GP Holdings’ voting interests;

•	the failure of NuStar GP Holdings to control NuStar GP, LLC, NuStar Energy’s general partner, Riverwalk Logistics, L.P., or all of the general partner interests of NuStar Energy;

•	Riverwalk Logistics, L.P. ceases to be NuStar Energy’s general partner or Riverwalk Logistics L.P. is no longer controlled by either NuStar GP, LLC or one of its affiliates;

•	the acquisition of more than 50% of all voting interests of NuStar Energy then outstanding;

•	certain consolidations or mergers of NuStar GP Holdings;

•	certain consolidations or mergers of NuStar Energy;

•	sale of all or substantially all of the assets of NuStar GP Holdings to anyone other than its affiliates;

•	sale of all or substantially all of the assets of NuStar Energy to anyone other than its affiliates; or

•	change in the composition of the NuStar GP Holdings board of directors so that fewer than a majority of those directors are “incumbent directors” as defined in the agreement.

In the agreements, “cause” is defined to mean, generally, the willful and continued failure of the executive to perform substantially the executive’s duties, or the willful engaging by the executive in illegal or gross misconduct that is materially and demonstrably injurious to the company. “Good reason” is defined to mean, generally:

•	a diminution in the executive’s position, authority, duties and responsibilities,

•	failure of NuStar Energy or NuStar GP, LLC (or of their respective successors) to comply with the provisions of the agreement,

•	relocation of the executive or increased travel requirements, and

•	termination of the executive’s employment other than as permitted by the agreement.

The following table discloses the amounts payable to our named executive officers under the different circumstances relating to a change of control; however, if the executive’s employment is terminated for “cause,” then the executive will not receive any benefits or compensation other than any accrued salary or vacation pay that remained unpaid through the date of termination, and, therefore, there is no presentation of termination for “cause” in the table below. Except as noted below, the table assumes that a change of control occurred on December 31, 2007, and that the executive’s employment was terminated on that date.

PAYMENTS UNDER CHANGE OF CONTROL SEVERANCE AGREEMENTS

Executive Benefits and Payments	Termination of Employment by the Company Other Than for “Cause” or Disability, or by the Executive for “Good Reason” (2)	Termination of Employment because of Death or Disability (3)	Termination by the Executive Other Than for “Good Reason” (4)	Continued Employment Following Change of Control (5)
Salary (1)				(5)
Anastasio	$1,310,400	$0	$0
Barron	468,000	0	0
Blank	636,064	0	0
Bluntzer	505,360	0	0
Morgan	568,880	0	0

Bonus (1)				(5)
Anastasio	$1,179,360	$393,120	$393,120
Barron	351,000	175,500	175,500
Blank	477,048	238,524	238,524
Bluntzer	390,000	195,000	195,000
Morgan	390,000	195,000	195,000

Pension, Excess Pension, and SERP Benefits				(5)
Anastasio	$544,851	$0	$0
Barron	103,952	0	0
Blank	207,491	0	0
Bluntzer	385,750	0	0
Morgan	189,963	0	0

Contributions under Defined Contribution Plans				(5)
Anastasio	$172,973	$0	$0
Barron	56,160	0	0
Blank	76,328	0	0
Bluntzer	60,403	0	0
Morgan	68,266	0	0

Health and Welfare Plan Benefits	(6)			(5)
Anastasio	$60,525	$0	$0
Barron	24,584	0	0
Blank	40,350	0	0
Bluntzer	28,882	0	0
Morgan	40,350	0	0

Executive Benefits and Payments	Termination of Employment by the Company Other Than for “Cause” or Disability, or by the Executive for “Good Reason” (2)	Termination of Employment because of Death or Disability (3)	Termination by the Executive Other Than for “Good Reason” (4)	Continued Employment Following Change of Control (5)
Accelerated Vesting of Unit Options (7)
Anastasio	$18,762	$18,762	$18,762	$18,762
Barron	2,544	2,544	2,544	2,544
Blank	13,833	13,833	13,833	13,833
Bluntzer	4,253	4,253	4,253	4,253
Morgan	0	0	0	0

Accelerated Vesting of Restricted Units (8)
Anastasio	$792,678	$792,678	$792,678	$792,678
Barron	206,697	206,697	206,697	206,697
Blank	401,029	401,029	401,029	401,029
Bluntzer	310,846	310,846	310,846	310,846
Morgan	313,511	313,511	313,511	313,511

Accelerated Vesting of Performance Units (9)
Anastasio	$585,554	$585,589	$585,589	$585,589
Barron	110,864	110,864	110,864	110,864
Blank	286,754	286,754	286,754	286,754
Bluntzer	221,728	221,728	221,728	221,728
Morgan	159,474	159,545	159,545	159,545

280G Tax Gross-Up (10)
Anastasio	$0	$0	$0	$0
Barron	437,529	0	0	0
Blank	0	0	0	0
Bluntzer	627,558	0	0	0
Morgan	0	0	0	0

Totals
Anastasio	$4,665,103	$1,790,149	$1,790,149	$1,397,029
Barron	1,761,330	495,605	495,605	320,105
Blank	2,138,897	940,140	940,140	701,616
Bluntzer	2,534,780	731,827	731,827	536,827
Morgan	1,730,444	668,056	668,056	473,056

Footnotes:

(1)	Per SEC regulations, for purposes of this analysis we assumed each executive’s compensation at the time of each triggering event to be as stated below. The listed salary is the executive’s actual annualized rate of pay as of December 31, 2007. The listed bonus amount represents the highest bonus earned by the executive in any of the fiscal years 2005, 2006 or 2007 (the three years prior to the assumed change of control):

name	annual salary	bonus
Curtis V. Anastasio	$436,800	$393,120
Bradley C. Barron	234,000	175,500
Steven A. Blank	318,032	238,524
James R. Bluntzer	251,680	195,000
Mary F. Morgan	284,440	195,000

(2)	Mr. Anastasio’s agreement provides that that if the company terminates his employment (other than for “cause,” death or “disability,” as defined in the agreement) or if he terminates his employment for “good reason,” as defined in the agreement, Mr. Anastasio is generally entitled to receive the following: (A) a lump sum cash payment equal to the sum of (i) accrued and unpaid compensation through the date of termination, including a pro-rata annual bonus (for this table, termination of employment was deemed to occur on the last day of the year; thus a full year’s bonus is shown for this element of compensation); (ii) three times the sum of Mr. Anastasio’s annual base salary plus Mr. Anastasio’s highest annual bonus from the past three years, (iii) the amount of the actuarial present value of the pension benefits (qualified and nonqualified) Mr. Anastasio would have received for an additional three years of service, and (iv) the equivalent of three years of employer contributions under NuStar GP, LLC’s tax-qualified and supplemental defined contribution plans; and (B) continued welfare benefits for three years.

Other than for Mr. Anastasio, the agreements generally provide that if the company terminates the executive’s employment (other than for “cause,” death or “disability,” as defined in the agreement) or if the executive terminates his or her employment for “good reason,” as defined in the agreement, the executive is generally entitled to receive the following: (A) a lump sum cash payment equal to the sum of (i) accrued and unpaid compensation through the date of termination, including a pro-rata annual bonus (for this table, termination of employment was deemed to occur on the last day of the year; thus a full year’s bonus is shown for this element of compensation); (ii) two times the sum of the executive’s annual base salary plus the executive’s highest annual bonus from the past three years, (iii) the amount of the actuarial present value of the pension benefits (qualified and nonqualified) the executive would have received for an additional two years of service, and (iv) the equivalent of two years of employer contributions under NuStar GP, LLC’s tax-qualified and supplemental defined contribution plans; and (B) continued welfare benefits for two years.

(3)	If the executive’s employment is terminated by reason of his death or disability, then his or her estate or beneficiaries will be entitled to receive a lump sum cash payment equal to any accrued and unpaid salary and vacation pay plus a bonus equal to the highest bonus earned by the executive in the prior three years (prorated to the date of termination). In this example, the termination of employment was deemed to occur on the last day of the year; thus a full year’s bonus is shown in the table. In addition, in the case of disability, the executive would be entitled to any disability and related benefits at least as favorable as those provided by NuStar GP, LLC under its plans and programs during the 120-days prior to the executive’s termination of employment.

(4)	If the executive voluntarily terminates his employment other than for “good reason,” then he or she will be entitled to a lump sum cash payment equal to any accrued and unpaid salary and vacation pay plus a bonus equal to the highest bonus earned by the executive in the prior three years (prorated to the date of termination). In this example, the termination of employment was deemed to occur on the last day of the year; thus a full year’s bonus is shown in the table.

(5)	The agreements provide for a three-year term of employment following a change of control. The agreements generally provide that the executive will continue to enjoy compensation and benefits on terms at least as favorable as in effect prior to the change of control. In addition, all outstanding equity incentive awards will automatically vest on the date of the change of control.

(6)	The executive is entitled to coverage under the welfare benefit plans (e.g., health, dental, etc.) for two years following the date of termination (three years for Mr. Anastasio).

(7)	The amounts stated in the table represent the gross value of previously unvested unit options derived by multiplying (x) the difference between the closing price of NuStar Energy L.P.’s units on the NYSE on December 31, 2007 and the options’ exercise prices, times (y) the number of unit options.

(8)	The amounts stated in the table represent the gross value of previously unvested restricted units, derived by multiplying (x) the number of units whose restrictions lapsed because of the change of control, and (y) the closing price of NuStar Energy L.P.’s units on the NYSE on December 31, 2007.

(9)	The amounts stated in the table represent the product of (x) the number of performance units whose vesting was accelerated because of the change of control, times (y) the closing price of NuStar Energy L.P.’s units on the NYSE on December 31, 2007. Based upon 2007 performance, 0% of the performance units were awarded. For the remainder of the performance period, the 2008 and 2009 fiscal years, 200% of the performance units would be awarded because of the change of control assumed here.

(10)	If any payment or benefit is determined to be subject to an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, the executive is entitled to receive an additional payment to adjust for the incremental tax cost of the payment or benefit. However, if the value of all parachute payments exceeds the safe harbor threshold by less than 110%, the amounts payable to an executive will be reduced so as to not exceed the safe harbor. The reduction will eliminate any excise tax under Section 4999.

COMPENSATION OF DIRECTORS

DIRECTOR COMPENSATION (2007)

The following table provides a summary of compensation paid for the year ended December 31, 2007, to the Board. The table shows amounts earned by such persons for services rendered to NuStar GP, LLC in all capacities in which they served.

Name and Principal Position	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William E. Greehey	69,565	3,272	—	—	—	0	72,837
Curtis V. Anastasio	(2)	(2)	(2)	(2)	(2)	(2)	(2)
J. Dan Bates	62,000	2,929	—	—	—	—	64,929
Dan J. Hill	62,000	18,498	—	—	—	—	80,498
Stan L. McLelland	36,000	9,293	—	—	—	—	45,293
Rodman D. Patton	60,895	10,099	—	—	—	—	71,084

(1)	In addition to the fees paid according to the non-employee director compensation described below, the amounts disclosed in this column include reimbursement for expenses for transportation to and from Board meetings and lodging while attending meetings.
(2)	Mr. Anastasio is not compensated for his service as a director of NuStar GP, LLC. His compensation for his services as President and CEO are included above in the Summary Compensation Table.
(3)	Represents dollar amounts recognized by NuStar Energy for financial statement reporting purposes for the fiscal year ended December 31, 2007. Please see “Compensation Discussion and Analysis- Impact of Accounting and Tax Treatment- Accounting Treatment” above in this item for more information.

As of December 31, 2007, each director holds the following aggregate number of restricted unit and option awards:

Name	Aggregate # of Restricted Units	Aggregate # of Unit Options
William E. Greehey	1,028	—
Curtis V. Anastasio	*	*
J. Dan Bates	1,056	—
Dan J. Hill	1,076	—
Stan L. McLelland	1,080	—
Rodman D. Patton	1,076	—

*	Mr. Anastasio’s aggregate holdings are disclosed above in the Outstanding Equity Awards at December 31, 2007.

During 2007, non-employee directors received a retainer fee of $35,000 per year, plus $1,000 for each Board and committee meeting attended in person and $500 for each Board and committee meeting attended telephonically. Directors who serve as chairperson of a committee receive an additional $10,000 annually. Each director is also reimbursed for expenses of meeting attendance. Directors who are employees of NuStar GP, LLC receive no compensation (other than reimbursement of expenses) for serving as directors. The Chairman of the Board receives an additional retainer fee of $30,000 per year. The Chairman of the Board receives no fees for attending committee meetings.

NuStar GP, LLC supplements the compensation paid to non-employee directors with an annual grant of restricted units valued at $40,000 that vests in equal annual installments over a three-year period. We believe this annual grant of restricted units increases the non-employee directors’ identification with the interests of NuStar Energy L.P.’s unitholders through ownership of NuStar Energy L.P. units. Upon a non-employee director’s initial election to the Board, the director will receive a grant of restricted units equal to the pro-rated amount of the annual grant of restricted units from the time of his or her election through the next annual grant of restricted units.

In the event of a “Change of Control” as defined in the 2000 LTIP, all unvested restricted units and unit options previously granted immediately become vested or exercisable. Each plan also contains anti-dilution provisions providing for an adjustment in the number of restricted units or unit options, respectively, that have been granted to prevent dilution of benefits in the event any change in the capital structure of NuStar Energy affects the NuStar Energy L.P. units.

Compensation Committee

The Compensation Committee reviews and reports to the Board on matters related to compensation strategies, policies and programs, including certain personnel policies and policy controls, management development, management succession and benefit programs. The Compensation Committee also approves and administers NuStar Energy’s equity compensation plans and incentive bonus plan. The Board has adopted a written charter for the Compensation Committee. The members of the Compensation Committee are Dan J. Hill (Chairman), J. Dan Bates and Rodman D. Patton, none of whom is a current or former employee or officer of NuStar GP, LLC. The Compensation Committee met five times in 2007.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks. None of Dan J. Hill, J. Dan Bates or Rodman D. Patton has served as an officer or employee of NuStar GP, LLC. Furthermore, except for compensation arrangements disclosed in this annual report on Form 10-K, NuStar Energy has not participated in any contracts, loans, fees, awards or financial interests, direct or indirect, with any committee member, nor is NuStar Energy aware of any means, directly or indirectly, by which a committee member could receive a material benefit from NuStar Energy.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth ownership of NuStar Energy L.P. units and NuStar GP Holdings, LLC units by directors and executive officers of NuStar GP, LLC as of December 31, 2007. Unless otherwise indicated in the notes to the table, each of the named persons and members of the group has sole voting and investment power with respect to the units shown:

Name of Beneficial Owner (a)	Units Beneficially Owned (b)(c)	Units under Exercisable Options (d)	Percentage of Outstanding Units (c)	NuStar GP Holdings, LLC Units Beneficially Owned	NuStar GP Holdings, LLC Units under Exercisable Options	Percentage of Outstanding Units (e)
William E. Greehey	395,641	0	*	5,944,418	0	13.98%
Curtis V. Anastasio	44,053	46,795	*	44,615	0	*
J. Dan Bates	1,934	0	*	1,000	0	*
Dan J. Hill	3,031	0	*	7,000	0	*
Stan McLelland	3,443	0	*	12,230	0	*
Rodman D. Patton	10,181	0	*	10,000	0	*
Bradley C. Barron	4,959	2,565	*	3,800	0	*
Steven A. Blank	23,551	21,666	*	37,000	0	*
James R. Bluntzer	8,055	11,095	*	25,000	0	*
Mary F. Morgan	10,268	3,955	*	500	0	*
Thomas R. Shoaf	2,996	1,530	*	2,000	0	*
All directors and executive officers as a group (11 persons)	508,112	87,606	1.20%	6,087,563		14.32%

*	Indicates that the percentage of beneficial ownership does not exceed 1% of the class.
(a)	The business address for all beneficial owners listed above is 2330 North Loop 1604 West, San Antonio, Texas 78248.
(b)	As of December 31, 2007, 49,409,749 units were issued and outstanding. There are no classes of equity securities of NuStar Energy outstanding other than the units. The calculation for Percentage of Outstanding units includes units listed under the captions “Units Beneficially Owned” and “Units under Exercisable Options.”
(c)	Includes restricted units issued under NuStar Energy’s long-term incentive plans. Restricted units granted under NuStar GP, LLC’s long-term incentive plans may not be disposed of until vested. Does not include units that could be acquired under options, which information is set forth in the next column.
(d)	Consisting of units that may be acquired within 60 days of December 31, 2007 through the exercise of unit options.
(e)	As of December 31, 2007, 42,508,375 NuStar GP Holdings, LLC’s units were issued and outstanding. No executive officer or director owns any class of equity securities of NuStar GP Holdings other than common units. The calculation for Percentage of Outstanding Units includes units listed under the captions “NuStar GP Holdings, LLC Units Beneficially Owned” and “NuStar GP Holdings, LLC Units under Exercisable Options.”

Except as otherwise indicated, the following table sets forth certain information as of December 31, 2007 with respect to each entity known to us to be the beneficial owner of more than 5% of our outstanding units.

Name and Address of Beneficial Owner	Units	Percentage of Units (b)
NuStar GP Holdings(a) 2330 North Loop 1604 West San Antonio, Texas 78248	10,220,350	20.27%

(a)	NuStar GP Holdings owns the units through its wholly owned subsidiaries, NuStar GP, LLC and Riverwalk Holdings, LLC. NuStar GP Holdings controls voting and investment power of the units through these wholly owned subsidiaries.
(b)	Assumes 49,409,749 units outstanding.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about NuStar GP, LLC’s equity compensation plans, which are described in further detail in Note 15 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data:”

Plan categories	Number of Securities to be issued upon exercise of outstanding unit options, warrants and rights	Weighted-Average exercise price of outstanding unit options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity Compensation Plans approved by security holders	739,422	59.18	711,602
Equity Compensation Plans not approved by security holders	453,965	50.76	266,091	(a)

(a)	As of December 31, 2007, options to purchase 765 NuStar Energy L.P. units remained available for grant under the 2002 Unit Option Plan. As of December 31, 2007, 265,326 units remained available for grant under the 2003 Employee Unit Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH MANAGEMENT AND OTHERS

In January 2007, our Board adopted a written related person transaction policy that codifies our prior practice. For purposes of the policy, a related person transaction is one that is not available to all employees generally or involving less than $10,000 when aggregated with similar transactions. The policy requires that any related person transaction between NuStar Energy or NuStar GP, LLC and: (i) any vice president, Section 16 officer or director, (ii) any 5% or greater unitholder of NuStar Energy, its controlled affiliates or NuStar GP Holdings, (iii) any immediate family member of any officer or director, or (iv) any entity controlled by any of (i), (ii) or (iii) (or in which any of (i), (ii) or (iii) owns more than 5%) must be approved by the disinterested members of the Board. In addition, the policy requires that the officers and directors have an affirmative obligation to inform our Corporate Secretary of his or her immediate family members, as well as any entities he or she controls or owns more than 5%.

Please see “Executive Compensation, Potential Payments upon Termination or Change in Control” for a discussion of NuStar Energy’s Change of Control Agreements with the named executive officers.

On December 10, 2007, NuStar Logistics, our wholly owned subsidiary, entered into a non-exclusive Aircraft Time Sharing Agreement (the Time Share Agreement) with William E. Greehey, Chairman of our Board. The Time Share Agreement provides that NuStar Logistics, L.P. will sublease the aircraft to Mr. Greehey on an “as needed and as available” basis, and will provide a fully qualified flight crew for all Mr. Greehey’s flights. Mr. Greehey will pay NuStar Logistics an amount equal to the maximum amount of expense reimbursement permitted in accordance with Section 91.501(d) of the Aeronautics Regulations of the Federal Aviation Administration and the Department of Transportation, which expenses include and are limited to: fuel oil, lubricants, and other additives; travel expenses of the crew, including food, lodging and ground transportation; hangar and tie down costs away from the aircraft’s base of operation; insurance obtained for the specific flight; landing fees, airport taxes and similar assessments; customs, foreign permit, and similar fees directly related to the flight; in-flight food and beverages; passenger ground transportation; flight planning and weather contract services; and an additional charge equal to 100% of the costs of the fuel oil, lubricants, and other additives. The Time Share Agreement has an initial term of two years, after which the Time Share Agreement will automatically renew for one-year terms until terminated by either party. The Time Share Agreement was approved by the disinterested members of the Board on December 5, 2007.

Effective on September 16, 2007, NuStar Logistics entered into an assignment and assumption agreement (the Assignment) with Valero Energy, pursuant to which NuStar Logistics, L.P. assumed certain of Valero Energy’s obligations under a letter agreement between Valero Energy and Mr. Greehey regarding his resignation from employment with Valero Energy (the Letter Agreement). Under the Letter Agreement, Valero Energy agreed to provide Mr. Greehey with “off-site office facilities and secretarial and other office services reasonably commensurate with Mr. Greehey’s position as retired Chief Executive Officer of Valero Energy (the Office Services). Since we moved our headquarters out of Valero Energy’s corporate headquarters in April 2007, we have provided office space for Mr. Greehey, the cost of which we billed to Valero Energy. In order to further simplify the relationship between us and Valero Energy, we assumed responsibility for the Office Services, for which Valero Energy paid us $1.2 million, the operating expense associated with providing Office Services to Mr. Greehey. The Conflicts Committee, consisting of the disinterested members of the Board, approved the Assignment on August 24, 2007.

RIGHTS OF NUSTAR GP HOLDINGS

Due to its ownership of NuStar GP, LLC and Riverwalk Holdings, LLC, NuStar GP Holdings indirectly owns:

•	the 2% general partner interest in NuStar Energy, through its indirect 100% ownership interest in Riverwalk Logistics, L.P.;

•	100% of the incentive distribution rights issued by us, which entitles NuStar GP Holdings to receive increasing percentages of the cash we distribute, currently at the maximum percentage of 23%; and

•	10,220,350 NuStar Energy L.P. units representing a 20.27% limited partner interest in NuStar Energy.

Certain of our officers are also officers of NuStar GP Holdings. Our Chairman, William E. Greehey, is also the Chairman of NuStar GP Holdings. NuStar GP Holdings appoints NuStar GP, LLC’s directors. NuStar GP, LLC’s board is responsible for overseeing NuStar GP, LLC’s role as the owner of the general partner of NuStar Energy, NuStar GP Holdings must also approve matters that have or would have reasonably expected to have a material effect on NuStar GP Holdings’ interests as one of our major unitholders.

NuStar Energy’s partnership agreement requires that NuStar GP, LLC maintain a Conflicts Committee, composed entirely of independent directors, to review and resolve certain potential conflicts of interest between Riverwalk Logistics, L.P. and its affiliates, on one hand, and NuStar Energy on the other hand.

DIRECTOR INDEPENDENCE

Our business is managed under the direction of the Board of NuStar GP, LLC, the general partner of Riverwalk Logistics, L.P., the general partner of NuStar Energy. The Board conducts its business through meetings of the Board and its committees. During 2007, the Board held eight meetings. No member of the Board attended less than 75% of the meetings of the Board and committees of which he was a member.

The Board has standing Audit and Compensation committees. Each committee has a written charter. The committees of the Board and the number of meetings held by the committees in 2007 are described below.

Independent Directors

The Board has one member of management, Curtis V. Anastasio, President and CEO, and five non-management directors. The Board has determined that three of five of its non-management directors meet the independence requirements of the NYSE listing standards as set forth in the NYSE Listed Company Manual. As a limited partnership, NuStar Energy is not required to have a majority of independent directors. The independent directors are: J. Dan Bates, Dan J. Hill and Rodman D. Patton.

William E. Greehey, Chairman of the Board, retired as CEO of Valero Energy at the end of 2005. He remained Chairman of Valero Energy’s board of directors until January 2007. Valero Energy is a customer of NuStar Energy L.P., accounting for approximately 18% of total revenues for the year ended December 31, 2007. Mr. Greehey also serves as the Chairman of the NuStar GP Holdings board of directors.

Curtis V. Anastasio has been President of NuStar GP, LLC since December 1999 and CEO since June 2000. As a member of management, Mr. Anastasio is not an independent director under the NYSE’s listing standards. Mr. Anastasio also serves as President and CEO of NuStar GP Holdings.

Stan L. McLelland has been a member of the Board since October 2005. In July 2006, Mr. McLelland also became a member of the board of directors of NuStar GP Holdings. Mr. McLelland stepped down from the Audit and Compensation Committees of NuStar GP, LLC when he joined the NuStar GP Holdings board of directors.

The Audit and Compensation committees of the Board are each composed entirely of directors who meet the independence requirements of the NYSE listing standards. Each member of the Audit Committee also meets the additional independence standards for Audit Committee members set forth in the regulations of the Securities and Exchange Commission (SEC).

Independence Determinations

Under the NYSE’s listing standards, no director qualifies as independent unless the Board affirmatively determines that the director has no material relationship with NuStar Energy. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that, other than being a director of NuStar GP, LLC and/or unitholder of NuStar Energy, each of the independent directors named above has either no relationship with NuStar Energy, either directly or as a partner, unitholder or officer of an organization that has a relationship with NuStar Energy, or has only immaterial relationships with NuStar Energy, and is therefore independent under the NYSE’s listing standards.

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

•

consists of charitable contributions by NuStar GP, LLC to an organization where a director is an executive officer and does not exceed the greater of $1 million or 2% of the organization’s gross revenue in any of the last three years;

•

consists of charitable contributions to any organization with which a director, or any member of a director’s immediate family, is affiliated as an officer, director or trustee pursuant to a matching gift program of NuStar GP, LLC and made on terms applicable to employees and directors; or is in amounts that do not exceed $250,000 per year; and

•	is not required to be, and it is not otherwise, disclosed in this annual report on Form 10-K.

NuStar GP, LLC’s Corporate Governance Guidelines contain the director qualification standards, including the guidelines listed above, and are available on NuStar Energy’s internet website at http://www.nustarenergy.com (in the Investor Relations section).

Presiding Director/Meetings of Non-Management Directors

The Board has designated Mr. Patton to serve as the Presiding Director for meetings of the non-management Board members outside the presence of management.

Communications with the Board, Non-Management Directors or Presiding Director

Unitholders and other interested parties may communicate with the Board, the non-management directors or the Presiding Director by sending a written communication in an envelope addressed to “Board of Directors,” “Non-Management Directors,” or “Presiding Director” in care of NuStar GP, LLC’s Corporate Secretary at the address indicated on the cover page of this annual report on Form 10-K.

Availability of Governance Documents

NuStar Energy has posted its Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics of Senior Financial Officers, the Audit Committee Charter and other governance documents on NuStar Energy’s internet website at http://www.nustarenergy.com (in the “Investor Relations” section). NuStar Energy’s governance documents are available in print to any unitholder of record who makes a written request to NuStar Energy. Requests must be directed to NuStar GP, LLC’s Corporate Secretary at the address indicated on the cover page of this annual report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG FEES FOR FISCAL YEAR 2007

Audit Fees

The aggregate fees for fiscal year 2007 for professional services rendered by KPMG for the audit of the annual financial statements for the year ended December 31, 2007 included in this Form 10-K, review of NuStar Energy’s interim financial statements included in NuStar Energy’s 2007 Forms 10-Q, the audit of the effectiveness of NuStar Energy’s internal control over financial reporting as of December 31, 2007 and related services that are normally provided by the principal auditor (e.g., comfort letters and assistance with review of documents filed with the SEC) were $1,743,930.

Audit-related Fees

The aggregate fees for the fiscal year 2007 for assurance and related services rendered by KPMG that are reasonably related to the performance of the audit or review of NuStar Energy’s financial statements and not reported in the preceding caption were $242,693. The fees related primarily to consultations for technical accounting issues and audit fees incurred for Kaneb benefit plans.

Tax Fees

The aggregate fees for the fiscal year 2007 for professional services rendered by KPMG for tax compliance, tax advice and tax planning were $0.

All Other Fees

The aggregate fees for the fiscal year 2007 for services rendered by KPMG, other than the services reported under the preceding captions, were $0.

KPMG FEES FOR FISCAL YEAR 2006

Audit Fees

The aggregate fees for fiscal year 2006 for professional services rendered by KPMG for the audit of the annual financial statements for the year ended December 31, 2006 included in this Form 10-K, review of NuStar Energy’s interim financial statements included in NuStar Energy’s 2006 Forms 10-Q, the audit of the effectiveness of NuStar Energy’s internal control over financial reporting as of December 31, 2006 and related services that are normally provided by the principal auditor (e.g., comfort letters and assistance with review of documents filed with the SEC) were $2,313,000.

Audit-related Fees

The aggregate fees for the fiscal year 2006 for assurance and related services rendered by KPMG that are reasonably related to the performance of the audit or review of NuStar Energy’s financial statements and not reported in the preceding caption were $112,720. The fees related primarily to consultations for technical accounting issues and audit fees incurred for Kaneb benefit plans.

Tax Fees

The aggregate fees for the fiscal year 2006 for professional services rendered by KPMG for tax compliance, tax advice and tax planning were $0.

All Other Fees

The aggregate fees for the fiscal year 2006 for services rendered by KPMG, other than the services reported under the preceding captions, were $0.

AUDIT COMMITTEE PRE-APPROVAL POLICY

The audit committee has adopted a pre-approval policy to address the approval of services rendered to NuStar Energy by its independent auditors, which is filed herewith as Exhibit 99.01.

None of the services (described above) for 2006 or 2007 provided by KPMG were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following consolidated financial statements of NuStar Energy L.P. and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

Management’s Report on Internal Control over Financial Reporting
Reports of independent registered public accounting firm (KPMG LLP)
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Filed as part of this Form 10-K are the following:

Exhibit Number	Description	Incorporated by Reference to the Following Document
2.01	Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P., Riverwalk Logistics, L.P., Valero GP, LLC, VLI Sub A LLC and Kaneb Services LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed November 4, 2004 (File No. 001-16417), Exhibit 99.1

2.02	Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P., Riverwalk Logistics, L.P., Valero GP, LLC, VLI Sub B LLC and Kaneb Pipe Line Partners, L.P. and Kaneb Pipe Line Company LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed November 4, 2004 (File No. 001-16417), Exhibit 99.2

3.01	Certificate of Formation of UDS Logistics, LLC	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed on March 31, 2006 (File No. 333-132917), Exhibit 3.01

3.02	Certificate of Amendment to Certificate of Formation of UDS Logistics, LLC	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed on March 31, 2006 (File No. 333-132917), Exhibit 3.03

3.03	Amended and Restated Certificate of Limited Partnership of Valero L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.3

3.04	Amendment to Amended and Restated Certificate of Limited Partnership of Valero L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-16417), Exhibit 3.01

Exhibit Number	Description	Incorporated by Reference to the Following Document
3.05	Third Amended and Restated Agreement of Limited Partnership of Valero L.P.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 3.1

3.06	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Valero L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2003 (File No. 001-16417), Exhibit 4.3

3.07	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of July 1, 2005	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.01

3.08	Certificate of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.4

3.09	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.5

3.10	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-16417, Exhibit 3.03

3.11	Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.9

3.12	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.10

3.13	Certificate of Limited Partnership of Riverwalk Logistics, L.P.	NuStar Energy L.P.’s Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.7

3.14	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

3.15	Certificate of Formation of Valero GP, LLC	NuStar Energy L.P.’s Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.9

3.16	Amendment to Certificate of Formation of Valero GP, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-16417, Exhibit 3.02

Exhibit Number	Description	Incorporated by Reference to the Following Document
3.17	Certificate of Amendment to Certificate of Formation of Valero GP, LLC	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.14

3.18	First Amended and Restated LLC Agreement of Shamrock Logistics GP, LLC	NuStar Energy L.P.’s Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.10

3.19	First Amendment to First Amended and Restated Limited Liability Company Agreement of Valero GP, LLC	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.15

3.20	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

4.01	Indenture, dated July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.1

4.02	First Supplemental Indenture, dated as of July 15, 2002, to Indenture dated July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to 6 7/8% Senior Notes Due 2012	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.2

4.03	Second Supplemental Indenture, dated as of March 18, 2003, to Indenture dated July 15, 2002, as amended and supplemented by a First Supplemental Indenture thereto dated as of July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee (including, form of global note representing $250,000,000 6.05% Senior Notes due 2013)	NuStar Energy L.P.’s Current Report on Form 8-K filed May 9, 2003 (File No. 001-16417), Exhibit 4.1

4.04	Third Supplemental Indenture, dated as of July 1, 2005, to Indenture dated July 15, 2002, as amended and supplemented, among Valero Logistics Operations, L.P.; Valero L.P.; Kaneb Pipe Line Operating Partnership, L.P.; and The Bank of New York	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.02

Exhibit Number	Description	Incorporated by Reference to the Following Document
4.05	Indenture, dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (Senior Debt Securities)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.03

4.06	First Supplemental Indenture, dated as of February 21, 2002, to Indenture dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 7.750% Senior Unsecured Notes due 2012)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.04

4.07	Second Supplemental Indenture, dated as of August 9, 2002 and effective as of April 4, 2002, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P.; Statia Terminals Canada Partnership; and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.05

4.08	Third Supplemental Indenture, dated and effective as of May 16, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P.; Statia Terminals Canada Partnership; and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.06

4.09	Fourth Supplemental Indenture, dated and effective as of May 27, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 5.875% Senior Unsecured Notes due 2013)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.07

4.10	Fifth Supplemental Indenture, dated and effective as of July 1, 2005, to Indenture dated as of February 21, 2002, as amended and supplemented, among Kaneb Pipe Line Operating Partnership, L.P.; Valero L.P.; Valero Logistics Operations, L.P.; and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.08

4.11	Registration Rights Agreement, dated March 18, 2003, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and the initial purchasers of Valero Logistics Operations, L.P. 6.05% Senior Notes due 2013	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.10

Exhibit Number	Description	Incorporated by Reference to the Following Document
10.01	5-Year Revolving Credit Agreement dated as of December 10, 2007 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Suntrust Bank, as Syndication Agent, and Barclays Bank PLC and Mizuho Corporate Bank Ltd., as Co-Documentation Agents	*

+10.02	NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-16417), Exhibit 10.03

+10.03	Form of Unit Option Agreement under the Amended and Restated Employee Unit Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.18

+10.04	NuStar GP, LLC Amended and Restated 2002 Unit Option Plan, amended and restated as of April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-16417), Exhibit 10.02

+10.05	NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-16417), Exhibit 10.01

+10.06	Form of Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K dated October 24, 2007 and filed October 29, 2007 (File No. 001-16417), Exhibit 10.03

+10.07	Form of Unit Option Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.02

+10.08	Form of Performance Unit Agreement under the NuStar GP, LLC Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 26, 2006 (File No. 001-16417), Exhibit 10.02

+10.09	Form of Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K dated October 24, 2007 and filed October 29, 2007 (File No. 001-16417), Exhibit 10.02

+10.10	NuStar Energy L.P. Bonus Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.18

+10.11	Change of Control Severance Agreement by and among Valero GP, LLC, Valero L.P. and Curtis V. Anastasio, dated November 6, 2006.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.05

Exhibit Number	Description	Incorporated by Reference to the Following Document
+10.12	Form of Change of Control Severance Agreement by and among Valero GP, LLC, Valero L.P. and each of the other executive officers of Valero GP, LLC	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.06

10.13	Pipelines and Terminals Usage Agreement by and among Ultramar Diamond Shamrock Corporation, Shamrock Logistics Operations, L.P., Shamrock Logistics, L.P., Riverwalk Logistics, L.P. and Shamrock Logistics GP, LLC, dated April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 10.6

10.14	Fourth Amended and Restated Services Agreement among Diamond Shamrock Refining and Marketing Company, Valero L.P., Valero Logistics Operations, L.P., Riverwalk Logistics, L.P. and Valero GP, LLC, effective as of December 22, 2006	NuStar Energy L.P.’s Current Report on Form 8-K filed December 22, 2006 (File No. 001-16417), Exhibit 10.01

10.15	Operating Agreement by and between Shamrock Logistics Operations, L.P. and Valero Pipeline Company, dated January 1, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 10.13

10.16	Contribution Agreement by and among Valero Refining Company–California, UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2002 (File No. 001-16417), Exhibit 10.13

10.17	Contribution Agreement by and among Valero Refining Company–Texas, L.P., UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2002 (File No. 001-16417), Exhibit 10.14

10.18	Contribution Agreement by and among Valero Pipeline Company, UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2002 (File No. 001-16417), Exhibit 10.15

10.19	Handling and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.1

Exhibit Number	Description	Incorporated by Reference to the Following Document
10.20	Amendment Number One to the Handling and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., effective as of April 27, 2004	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2004 (File No. 001-16417), Exhibit 10.3

10.21	Throughput Commitment Agreement by and among Valero Marketing and Supply Company, Valero Logistics Operations, L.P. and Valero L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.4

10.22	Terminalling Agreement (Edinburg) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.5

10.23	Terminalling Agreement (Houston Asphalt) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.6

10.24	Terminalling Agreement (Hobby Airport) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.7

10.25	Terminalling Agreement (Placedo) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.8

10.26	Terminalling Agreement (San Antonio East) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.9

10.27	Terminal Storage and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operation, L.P. effective as of January 15, 2004	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2004 (File No. 001-16417), Exhibit 10.2

10.28	Terminal Agreement (Corpus Christi Crude Terminal) between Valero Marketing Supply Company and Valero Logistics Operation, L.P. effective as of January 1, 2004	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2004 (File No. 001-16417), Exhibit 10.4

Exhibit Number	Description	Incorporated by Reference to the Following Document
10.29	Terminal Services Agreement executed September 20, 2006, between Valero Logistics Operations, L.P. and Valero Marketing and Supply Company	NuStar Energy L.P.’s Current Report on Form 8-K filed October 3, 2006 (File No. 001-16417), Exhibit 10.01

10.30	Non-Compete Agreement between Valero GP Holdings, LLC, Valero L.P., Riverwalk Logistics, L.P. and Valero GP, LLC, effective as of July 19, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.03

10.31	Administration Agreement between Valero GP Holdings, LLC and Valero GP, LLC, effective as of July 19, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.04

10.32	NuStar GP, LLC Excess Pension Plan, effective July 1, 2006	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.10

10.33	NuStar GP, LLC Excess Thrift Plan, effective July 1, 2006	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.11

10.34	NuStar GP, LLC Supplemental Executive Retirement Plan, effective July 1, 2006	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for quarter ended June 30, 2006 (File No. 001-32940), Exhibit 10.12

10.35	NuStar GP, LLC Short-Term Incentive Plan	NuStar Energy L.P.’s Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.4

10.36	NuStar GP, LLC Intermediate-Term Incentive Plan	NuStar Energy L.P.’s Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.9

10.37	Sale and Purchase Agreement, dated as of November 5, 2007, by and between CITGO Asphalt Refining Company and NuStar Asphalt Refining, LLC	*

10.38	Aircraft Time Sharing Agreement, dated December 10, 2007, between NuStar Logistics, L.P. and William E. Greehey	*

12.01	Statement of Computation of Ratio of Earnings to Fixed Charges	*

14.01	Code of Ethics for Senior Financial Officers	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2003, Exhibit 14.1

Exhibit Number	Description	Incorporated by Reference to the Following Document
21.01	List of subsidiaries of NuStar Energy L.P.	*

23.01	Consent of KPMG LLP, dated February , 2008	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)	*

32.01	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)	*

99.01	Audit Committee Pre-Approval Policy	*

99.02	Report of Independent Registered Public Accountants, Balance Sheet—December 31, 2007 and Notes to Balance Sheet— December 31, 2007 of Riverwalk Logistics, L.P.	*

*	Filed herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(c) of Form 10-K.

Copies of exhibits filed as a part of this Form 10-K may be obtained by unitholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct inquiries to Corporate Secretary, NuStar Energy L.P., 2330 North Loop 1604 West, San Antonio, Texas 78248.

Disclosures Required by Section 303A.12 of the NYSE Listed Company Manual. Section 303A.12 of the NYSE Listed Company Manual requires the CEO of each listed company to certify to the NYSE each year that he or she is not aware of any violation by the listed company of any of the NYSE corporate governance listing standards. The CEO of NuStar Energy L.P. submitted the required certification without qualification to the NYSE as of March 28, 2007. In addition, the CEO certification and the chief financial officer’s certification required by Section 302 of the Sarbanes-Oxley Act of 2002 (the SOX 302 Certifications) with respect to NuStar Energy L.P.’s disclosures in its Form 10-K for the year ended December 31, 2006 were filed as Exhibit 31.01 to NuStar Energy L.P.’s Form 10-K for the year ended December 31, 2006. The SOX 302 Certifications with respect to NuStar Energy L.P.’s disclosures in its Form 10-K for the year ended December 31, 2007 are being filed as Exhibit 31.01 to this Form 10-K.

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
February 29, 2008

By:	/s/ Steven A. Blank
(Steven A. Blank)
Senior Vice President, Chief Financial Officer and Treasurer
February 29, 2008

By:	/s/ Thomas R. Shoaf
(Thomas R. Shoaf)
Vice President and Controller
February 29, 2008

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

Signature	Title	Date

/s/ William E. Greehey	Chairman of the Board	February 29, 2008
(William E. Greehey)

/s/ Curtis V. Anastasio	President, Chief Executive	February 29, 2008
(Curtis V. Anastasio)	Officer and Director (Principal Executive Officer)

/s/ Steven A. Blank	Senior Vice President,	February 29, 2008
(Steven A. Blank)	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Thomas R. Shoaf	Vice President and Controller	February 29, 2008
(Thomas R. Shoaf)	(Principal Accounting Officer)

/s/ J. Dan Bates	Director	February 29, 2008
(J. Dan Bates)

/s/ Dan J. Hill	Director	February 29, 2008
(Dan J. Hill)

/s/ Stan McLelland	Director	February 29, 2008
(Stan McLelland)

/s/ Rodman D. Patton	Director	February 29, 2008
(Rodman D. Patton)