Form 10-Q
period 2008-03-31
NuStar Energy L.P.
filed 2008-05-09
CIK 1110805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer  ☒             Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common units outstanding as of May 1, 2008 was 54,460,549.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,218	$89,838
Accounts receivable, net of allowance for doubtful accounts of $359 and $365 as of March 31, 2008 and December 31, 2007, respectively	201,847	130,354
Receivable from related party	—	786
Inventories	427,645	88,532
Other current assets	68,370	37,624

Total current assets	773,080	347,134

Property, plant and equipment, at cost	3,443,243	2,944,116
Accumulated depreciation and amortization	(479,344)	(452,030)

Property, plant and equipment, net	2,963,899	2,492,086
Intangible assets, net	46,090	47,762
Goodwill	784,494	785,019
Investment in joint ventures	82,067	80,366
Deferred income tax asset	11,089	10,622
Deferred charges and other assets, net	53,002	20,098

Total assets	$4,713,721	$3,783,087

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$660	$663
Accounts payable	193,282	163,309
Payable to related party	753	—
Notes payable	182,800	—
Accrued interest payable	11,056	17,725
Accrued liabilities	190,773	47,189
Taxes other than income taxes	12,254	10,157
Income taxes payable	5,371	3,442

Total current liabilities	596,949	242,485

Long-term debt, less current portion	2,019,838	1,445,626
Long-term payable to related party	5,668	5,684
Deferred income tax liability	34,305	34,196
Other long-term liabilities	64,513	60,264
Commitments and contingencies (Note 6)
Partners’ equity:
Limited partners (49,409,749 common units outstanding as of March 31, 2008 and December 31, 2007)	1,927,108	1,926,126
General partner	41,733	41,819
Accumulated other comprehensive income	23,607	26,887

Total partners’ equity	1,992,448	1,994,832

Total liabilities and partners’ equity	$4,713,721	$3,783,087

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2008	2007
Revenues:
Services revenues	$180,116	$160,353
Product sales	412,658	136,471

Total revenues	592,774	296,824

Costs and expenses:
Cost of product sales	393,009	127,927
Operating expenses:
Third parties	64,129	59,879
Related party	24,321	21,333

Total operating expenses	88,450	81,212
General and administrative expenses:
Third parties	6,261	5,102
Related party	9,822	9,806

Total general and administrative expenses	16,083	14,908
Depreciation and amortization expense	30,046	27,342

Total costs and expenses	527,588	251,389

Operating income	65,186	45,435
Equity earnings from joint ventures	2,201	1,611
Interest expense, net	(16,865)	(18,854)
Other income, net	9,909	6,623

Income before income tax expense	60,431	34,815
Income tax expense	4,562	3,692

Net income	55,869	31,123
Less net income applicable to general partner	(6,202)	(4,454)

Net income applicable to limited partners	$49,667	$26,669

Weighted average number of basic units outstanding	49,409,749	46,809,749

Net income per unit applicable to limited partners	$1.01	$0.57

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$55,869	$31,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,046	27,342
Amortization of debt related items	(1,586)	(1,246)
Other non-cash gains	(4,250)	(1,316)
Provision for deferred income taxes	585	921
Equity earnings from joint ventures	(2,201)	(1,611)
Distributions of equity earnings from joint ventures	500	—
Changes in current assets and current liabilities (Note 12)	(83,382)	5,288
Other, net	1,596	(2,527)

Net cash (used in) provided by operating activities	(2,823)	57,974

Cash Flows from Investing Activities:
Reliability capital expenditures	(7,704)	(4,620)
Strategic and other capital expenditures	(32,782)	(42,255)
Acquisition	(655,962)	—
Investment in other noncurrent assets	—	(34)
Proceeds from sale of assets	4,360	586
Other	24	38

Net cash used in investing activities	(692,064)	(46,285)

Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings, net of issuance costs	1,207,849	121,247
Proceeds from notes payable	218,000	—
Long-term debt repayments	(645,000)	(88,567)
Repayments of notes payable	(40,257)	(2,458)
Distributions to unitholders and general partner	(54,956)	(47,695)
(Decrease) increase in cash book overdrafts	(3,433)	345
Other	(50)	12

Net cash provided by (used in) financing activities	682,153	(17,116)

Effect of foreign exchange rate changes on cash	(1,886)	430

Net decrease in cash and cash equivalents	(14,620)	(4,997)
Cash and cash equivalents at the beginning of the period	89,838	68,838

Cash and cash equivalents at the end of the period	$75,218	$63,841

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND ACCOUNTING PRONOUNCEMENTS

Organization

NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is a publicly held Delaware limited partnership engaged in the crude oil and refined product transportation, terminalling and storage business and the asphalt refining and marketing business in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom. NuStar Energy also purchases certain petroleum products for resale to third parties. As used in this report, references to “we,” “us,” “our” or the “Partnership” collectively refer, depending on the context, to NuStar Energy or a wholly owned subsidiary of NuStar Energy.

NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH), a publicly held Delaware limited liability company, owns our general partner, which is represented by a 2% general partner interest. As of March 31, 2008, NuStar GP Holdings, through various subsidiaries, also owned limited partner units, resulting in a combined ownership of 22.3% of our partnership interests. The remaining 77.7% limited partnership interests were held by public unitholders.

These unaudited consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned entities are accounted for using the equity method of accounting.

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2008 and 2007 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements as of that date. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Operations

Our operations are managed by NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings.

We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP), formerly Kaneb Pipe Line Operating Partnership, L.P. We have five business segments: refined product terminals, refined product pipelines, crude oil pipelines, crude oil storage tanks and refining and marketing.

New Accounting Pronouncements

FASB Statement No. 141R

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (Revised 2007), “Business Combinations.” Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, such as acquisition costs, acquired contingent liabilities, restructuring costs, changes in deferred tax asset valuation allowances and other items. Statement 141R also includes a substantial number of new disclosure requirements. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Accordingly, we will not adopt the provisions of Statement 141R until January 1, 2009.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

FASB Statement No. 161

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” Statement No. 161 amends and expands the disclosure requirements under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Statement No. 161 requires enhanced disclosures on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their impact on an entity’s financial performance, financial position and cash flows. Statement No. 161 is effective January 1, 2009. Early application is encouraged, and retrospective application for previous periods is encouraged but not required. We currently include many of the disclosures required by Statement No. 161. Thus, we do not expect it to materially affect our financial position or results of operations.

EITF 07-4

In March 2008, the FASB ratified its consensus on EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (EITF No. 07-4). EITF No. 07-4 applies to master limited partnerships with incentive distribution rights (IDRs) that are accounted for as equity interests. EITF 07-4 states that IDRs are participating securities under Statement No. 128 and should be allocated to earnings in the calculation of earnings per share. This allocation of earnings would be limited to the amounts distributable to the IDR holders in accordance with the partnership agreement. Retrospective application for comparative periods presented is required. EITF No. 07-4 is effective January 1, 2009, and early application is not permitted. Accordingly, we will not adopt the provisions of EITF No. 07-4 until January 1, 2009, and we are continuing to evaluate its effect.

FASB Staff Position FAS 142-3

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Accordingly, we will not adopt the provisions of FSP 142-3 until January 1, 2009.

Reclassifications

Certain previously reported amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

2. ACQUISITIONS

CITGO Asphalt Refining Company Asphalt Operations and Assets

On March 20, 2008, we completed our acquisition of CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations) for $450 million, plus inventory of approximately $350 million, subject to post-closing adjustment. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals. The asphalt terminals located in Paulsboro, New Jersey, Savannah, Georgia and Wilmington, North Carolina have storage capacities of 3.4 million barrels, 1.2 million barrels, and 0.2 million barrels, respectively. The East Coast Asphalt Operations market asphalt through fifteen terminals with a total storage capacity of approximately 2.1 million barrels that are leased from various third parties.

We made an initial payment at closing of $654.5 million and assumed $4.8 million of liabilities. The balance due related to the post-closing adjustment is expected to be paid in the second quarter of 2008, upon receipt of a final inventory valuation. We funded the acquisition with borrowings under our revolving credit agreement and term credit agreement. The results of operations for the refineries, including the two related terminals in Paulsboro and Savannah, as well as the associated marketing activities, are included in the refining and marketing segment. The results of operations for the Wilmington terminal are included in the refined product terminals segment.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquisition of the East Coast Asphalt Operations complements our existing asphalt marketing operations, gives us exposure to the largest asphalt market in the United States, diversifies our customer base and expands our geographic presence.

The acquisition of the East Coast Asphalt Operations was accounted for using the purchase method. The purchase price has been preliminarily allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition pending completion of an independent appraisal and other evaluations. The purchase price and preliminary purchase price allocation were as follows (in thousands):

Cash paid for the East Coast Asphalt Operations	$654,493
Estimated post-closing adjustment	147,134
Transaction costs	1,469
Fair value of liabilities assumed	4,789

Total	$807,885

Inventory	$323,818
Other current assets	1,439
Property, plant and equipment	454,312
Other noncurrent assets	28,316

Total	$807,885

The condensed statements of income include the results of operations for the East Coast Asphalt Operations commencing on March 20, 2008. The unaudited pro forma financial information for the three months ended March 31, 2008 and 2007 presented below combines the historical financial information for the East Coast Asphalt Operations and the Partnership for that period. This information assumes the following:

•	we completed the acquisition of the East Coast Asphalt Operations as of the beginning of the periods reported;

•	we issued 7.7 million common units;

•	we received a contribution from our general partner of $8.0 million to maintain its 2% interest;

•	we issued $350.0 million of 7.65% senior notes; and

•	we borrowed approximately $74.0 million under our revolving credit agreement.

The following unaudited pro forma information is not necessarily indicative of the results of future operations:

	Three Months Ended March 31,
	2008	2007
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$772,627	$542,457
Operating income	73,739	49,685
Net income	56,390	27,525
Net income per unit applicable to limited partners	$0.91	$0.41

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2008	2007
	(Thousands of Dollars)
Refinery feedstocks	$129,104	$—
Finished products	298,541	88,532

Total	$427,645	$88,532

Refinery feedstocks consist of crude oil. Refined products primarily consist of asphalt, bunker fuel and other petroleum products.

4. NOTES PAYABLE

Term Loan Agreement

On March 20, 2008, we entered into a $124.0 million term loan agreement (the Term Loan Agreement), all of which was used to fund a portion of our acquisition of the East Coast Asphalt Operations. The Term Loan Agreement bears interest based on either an alternative base rate or a LIBOR based rate, which was 3.4% as of March 31, 2008. The $124.0 million balance on the Term Loan Agreement was paid in full on April 2, 2008 with the proceeds from our equity offering (See Note 11. Partners’ Equity).

Lines of Credit

As of March 31, 2008, we had outstanding borrowings of $55.0 million on several uncommitted, short-term lines of credit. The interest rates and maturities vary and are determined at the time of the borrowing. The interest rates are based on the Federal Funds rate. The weighted-average interest rate was 3.5% as of March 31, 2008.

5. LONG-TERM DEBT

7.65% Senior Notes

On April 4, 2008, NuStar Logistics completed the sale of $350.0 million of 7.65% senior notes, issued under our $3.0 billion shelf registration statement, for net proceeds of $347.0 million. The net proceeds were used to repay a portion of the outstanding principal balance under our revolving credit agreement. The interest on the 7.65% senior notes is payable semi-annually in arrears on April 15 and October 15 of each year beginning on October 15, 2008. The notes will mature on April 15, 2018.

The 7.65% senior notes rank equally with existing senior unsecured indebtedness of NuStar Logistics. These notes do not have sinking fund requirements. The 7.65% senior notes issued by NuStar Logistics are fully and unconditionally guaranteed by NuStar Energy and NuPOP. NuPOP will be released from its guarantee when it no longer guarantees any obligations of NuStar Energy, or any of its subsidiaries, including NuStar Logistics, under any bank facility or public debt instrument. The 7.65% senior notes contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the notes. In addition, the 7.65% senior notes limit NuStar Logistics’ ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions. At the option of NuStar Logistics, the 7.65% senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. The interest payable on the notes is 7.65% per year and is subject to increases if our debt rating is downgraded by certain credit agencies.

Revolving Credit Agreement

During the three months ended March 31, 2008, we borrowed $562.8 million, net of repayments, under our $1.25 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement) to fund our acquisition of the East Coast Asphalt Operations, a portion of our capital expenditures and working capital requirements. The 2007 Revolving Credit Agreement bears interest based on either an alternative base rate or a LIBOR based rate, which was 3.4% as of March 31, 2008. As of March 31, 2008, we had $150.3 million available for borrowing under the 2007

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revolving Credit Agreement. However, a portion of the outstanding principal balance was paid with the proceeds from the equity offering in April 2008, the related contribution from our general partner and the sale of the 7.65% senior notes on April 4, 2008, which resulted in more than $500 million available under the 2007 Revolving Credit Agreement. We expect to fund the final inventory payment related to the East Coast Asphalt Operations with borrowings on the 2007 Revolving Credit Agreement.

6. COMMITMENTS AND CONTINGENCIES

Litigation and Environmental Matters

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of March 31, 2008, we have recorded $1.0 million of accruals related to settled matters and $48.2 million of accruals for contingent losses. The actual payment of any amounts accrued and the timing of such payments ultimately made is uncertain. We believe that should we be unable to successfully defend ourselves in any of these matters, the ultimate payment of any or all of the amounts reserved would not have a material adverse effect on our financial position or liquidity. However, if any actual losses ultimately exceed the amounts accrued, there could be a material adverse effect on our results of operations.

Grace Energy Corporation Matter. In 1997, Grace Energy Corporation (Grace Energy) sued subsidiaries of Kaneb Pipe Line Partners, L.P. (KPP) and Kaneb Services LLC (KSL and, collectively with KPP and their respective subsidiaries, Kaneb) in Texas state court. (Effective March 31, 2008, KPP and KSL changed their names to NuStar Pipeline Partners L.P. and LegacyStar Services, LLC, respectively.) The complaint sought recovery of the cost of remediation of fuel leaks in the 1970s from a pipeline that had once connected a former Grace Energy terminal with Otis Air Force Base in Massachusetts (Otis AFB). Grace Energy alleges the Otis AFB pipeline and related environmental liabilities had been transferred in 1978 to an entity that was part of Kaneb’s acquisition of Support Terminal Services, Inc. and its subsidiaries from Grace Energy in 1993. Kaneb contends that it did not acquire the Otis AFB pipeline and never assumed any responsibility for any associated environmental damage.

In 2000, the court entered final judgment that: (i) Grace Energy could not recover its own remediation costs of $3.5 million, (ii) Kaneb owned the Otis AFB pipeline and its related environmental liabilities and (iii) Grace Energy was awarded $1.8 million in attorney costs. Both Kaneb and Grace Energy appealed the final judgment of the trial court to the Texas Court of Appeals in Dallas. In 2001, Grace Energy filed a petition in bankruptcy, which created an automatic stay of actions against Grace Energy. Once that stay is lifted, we intend to resume vigorous prosecution of the appeal.

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two spill areas. In 2002, the DOJ asserted that it had incurred over $49.0 million in costs and expected to incur additional costs of approximately $19.0 million for remediation of the two spill areas. The DOJ has not filed a lawsuit against us related to this matter, and we have not made any payments toward costs incurred by the DOJ.

Department of Justice Matter. The DOJ advised us that Region VII of the U.S. Environmental Protection Agency (the EPA) has requested that the DOJ initiate a lawsuit against NuPOP for failing to prepare a Facility Response Plan, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII by August 30, 1994. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. We are currently in settlement negotiations with the DOJ to resolve these matters.

EPA Investigation. On November 14, 2006, agents of the EPA presented a search warrant issued by a U.S. District Court at one of our terminals. Since then, we have been served with additional subpoenas. The search warrant and subpoenas all seek information regarding allegations of potential illegal conduct by us, certain of our subsidiaries

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and/or our employees concerning compliance with certain environmental and safety laws and regulations. We have cooperated fully with the EPA in producing documents in response to the subpoenas. We are currently in negotiations with the U.S. Attorney to resolve this matter.

There can be no assurances that the conclusion of the EPA’s investigation will not result in a determination that we violated applicable laws. If we are found to have violated such laws, we could be subject to fines, civil penalties and criminal penalties. A final determination that we violated applicable laws could, among other things, result in our debarment from future federal government contracts. An estimate of the possible loss or range of loss from an adverse result in this case cannot be reasonably made. However, if any of the consequences described above ultimately occur, it is reasonably possible that the effects could be material to our results of operations in the period we would be required to record a liability, and could be material to our cash flows in the periods we would be required to pay such liability.

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

Commitments

Simultaneously with the closing of the East Coast Asphalt Operations, we entered into a commitment to purchase from an affiliate of Petróleos de Venezuela S. A. (PDVSA), the national oil company of Venezuela, over a minimum seven-year period, an annual average of 75,000 barrels per day of crude oil (Crude Oil Sales Agreement). The value of this commitment will fluctuate as the pricing is determined by a market based pricing formula using published market indices, subject to adjustment based on the price of Mexican Maya crude.

During the first quarter of 2008, we took delivery of three vessels at our St. Eustatius facility and entered into a ten-year lease commitment for each vessel totaling approximately $40.0 million.

In connection with the East Coast Asphalt Operations acquisition, we assumed leases related to the rental of storage capacity at third party terminals. These commitments total approximately $45.0 million over the next five years. In addition, we entered into a contract of affreightment that requires us to ship a minimum quantity for the next four years at market rates dependent upon the actual distance traveled for each voyage.

7. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157, as amended, defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. The FASB deferred the effective date of Statement No. 157 for one year for all nonfinancial assets and liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have applied the recognition and disclosure provisions of Statement No. 157 for financial assets and liabilities and for nonfinancial assets and liabilities that are re-measured at least annually as of January 1, 2008.

Statement No. 157 establishes a fair value hierarchy, which segregates the inputs used in measuring fair value into three levels: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following assets and liabilities are measured at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Inventory (FAS 133)	$920	$—	$—	$920
Other current assets -
Product imbalances	—	17,979	—	17,979
Deferred charges and other assets, net -
Interest rate swaps	—	7,715	—	7,715
Accrued liabilities:
Derivatives	(7,163)	—	—	(7,163)
Firm commitments (FAS 133)	(90)	—	—	(90)
Product imbalances	—	(14,534)	—	(14,534)

Total	$(6,333)	$11,160	$—	$4,827

Product Imbalances

Product imbalances occur when customers deliver more or less refined product volumes into our pipelines than they are entitled to receive. We value assets and liabilities related to product imbalances at current market prices. As of December 31, 2007, we had $13.6 million of product imbalance assets and $10.5 million of product imbalance liabilities on our consolidated balance sheets.

Interest Rate Swaps

The fair value of the interest rate swaps was determined using discounted cash flows, which uses observable inputs such as time to maturity and market interest rates. As of December 31, 2007, the aggregate fair value of our interest rate swaps included in “Deferred charges and other assets, net” on our consolidated balance sheets was $2.2 million.

Derivatives

A portion of our product inventories and related firm commitments qualify for fair value hedge treatment under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement No. 133). The fair value of the respective hedged items is determined using quoted public spot market prices.

Our commodity derivative instruments consist of NYMEX futures contracts. The inputs utilized to determine the fair values of these contracts are obtained in quoted public markets. We have consistently applied these valuation techniques in all periods presented. As of December 31, 2007, the fair value of our derivative instruments included in “Accrued liabilities” on our consolidated balance sheets was $4.6 million.

8. DERIVATIVES, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES

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

Commodity Price Risk

We are exposed to commodity price risk with respect to our product inventories and related firm commitments to purchase and/or sell such inventories. We utilize NYMEX futures contracts to manage our exposure to changes in the fair value of our product inventories and related firm commitments. Derivative instruments designated and qualifying as fair value hedges under Statement No. 133 are recorded in the consolidated balance sheet as assets or liabilities at fair value with mark-to-market adjustments recorded in “Cost of product sales.” The offsetting gain or loss on the associated hedged physical inventory is recognized concurrently in “Cost of product sales.” During the three months ended March 31, 2008, we recorded a $0.8 million loss representing the change in fair value of inventories and firm commitments designated as the hedged item in qualifying fair value hedge relationships resulting in a loss of

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$0.5 million due to the ineffectiveness of our fair value hedges. The ineffectiveness is recorded in “Cost of product sales” in the consolidated statements of income. No component of the associated derivative instruments’ gains or losses was excluded from our assessment of hedge ineffectiveness.

We record derivative instruments that do not qualify for hedge accounting under Statement No. 133 in the consolidated balance sheet as assets or liabilities at fair value with mark-to-market adjustments recorded in “Cost of product sales.”

On a limited basis, we also enter into derivative commodity instruments based on our analysis of market conditions in order to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges. We record these derivatives in the consolidated balance sheet as assets or liabilities at fair value with mark-to-market adjustments recorded in “Product sales.”

The earnings impact of our derivative activity was as follows:

	Three Months Ended March 31, 2008
	Mark-to - market, net	Settled	Total
	(Thousands of Dollars)
Commodity price-risk hedging loss	$(2,423)	$(3,490)	$(5,913)
Trading gain (loss)	(896)	254	(642)

Total	$(3,319)	$(3,236)	$(6,555)

Prior to the third quarter of 2007, we had not entered into any commodity derivatives with earnings impact.

Interest Rate Swaps

We are a party to certain interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. We account for the interest rate swaps as fair value hedges and recognize the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. The interest rate swap contracts qualify for the shortcut method of accounting prescribed by Statement No. 133. As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged debt. As of March 31, 2008, the weighted-average interest rate for our interest rate swaps was 4.0%.

Concentration of Credit Risk

We are exposed to credit risk on our hedging instruments in the event of nonperformance by counterparties. However, because our hedging activities are transacted only with highly rated institutions, we do not anticipate nonperformance by any of these counterparties.

9. OTHER INCOME

Other income, net consisted of the following:

	Three Months Ended March 31,
	2008	2007
	(Thousands of Dollars)
Sale or disposal of fixed assets	$4,250	$1,316
Business interruption insurance	3,504	—
Foreign exchange gains (losses)	1,813	(401)
Legal settlements	—	5,508
Other	342	200

Other income, net	$9,909	$6,623

The business interruption insurance amount consists of insurance proceeds related to lost earnings at our pipelines and terminals that serve Valero Energy Corporation’s McKee refinery, which experienced a fire in February 2007.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. RELATED PARTY TRANSACTIONS

Our operations are managed by the general partner of our general partner, NuStar GP, LLC. The employees of NuStar GP, LLC perform services for our U.S. operations as well as for NuStar GP Holdings, LLC, the parent of NuStar GP, LLC. Certain of our wholly owned subsidiaries employ persons who perform services for our international operations. We reimburse NuStar GP, LLC for our portion of costs related to its employees. We had a payable of $0.8 million as of March 31, 2008 to NuStar GP, LLC and a receivable of $0.8 million as of December 31, 2007 from NuStar GP, LLC, with both amounts representing payroll and benefit plan costs, net of payments made by us. We also had a long-term payable as of March 31, 2008 and December 31, 2007 of $5.7 million to NuStar GP, LLC related to amounts payable for retiree medical benefits and other post-employment benefits.

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC:

	Three Months Ended March 31,
	2008	2007
	(Thousands of Dollars)
Operating expenses	$24,321	$21,333
General and administrative expenses	9,822	9,806

GP Services Agreement

On April 24, 2008, the boards of directors of each NuStar GP, LLC and NuStar GP Holdings approved (i) the termination of the administration agreement, dated July 16, 2006, between NuStar GP Holdings and NuStar GP, LLC (the Administration Agreement) and (ii) the adoption of a services agreement between NuStar GP, LLC and NuStar Energy (the GP Services Agreement). All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC.

Under the Administration Agreement, NuStar GP Holdings paid annual charges of $500,000 to NuStar GP, LLC in return for NuStar GP, LLC’s provision of all executive management, accounting, legal, cash management, corporate finance and other administrative services to NuStar GP Holdings. NuStar GP Holdings also reimbursed NuStar GP, LLC for all direct public company costs and any other direct costs, such as outside legal and accounting fees, that NuStar GP, LLC incurred while providing services to NuStar GP Holdings pursuant to the Administration Agreement.

In connection with the termination of the Administration Agreement, NuStar Energy and NuStar GP, LLC entered into the GP Services Agreement, effective as of January 1, 2008. The GP Services Agreement provides that NuStar GP, LLC will furnish all services necessary for the conduct of the business of NuStar Energy and NuStar Energy will reimburse NuStar GP, LLC for all costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense).

For the fiscal year 2008, the Holdco Administrative Services Expense will be equal to $750,000, plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense for the 2008 fiscal year. For the 2009 fiscal year and each fiscal year thereafter, the Holdco Administrative Services Expense will be $1.1 million (as adjusted), plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense. The Holdco Administrative Services Expense is subject to adjustment (a) by an annual amount equal to NuStar GP, LLC’s annual merit increase percentage for the most recently completed contract year and (b) for changed levels of services due to expansion of operations through, among other things, expansion of operations, acquisitions or the construction of new businesses or assets.

The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. PARTNERS’ EQUITY

Equity Offering

On April 2, 2008, we issued 4,450,000 common units representing limited partner interests at a price of $48.75 per unit. On April 7, 2008, the underwriters exercised their thirty-day option to purchase up to 667,500 common units and acquired an additional 600,800 common units at a price of $48.75 per unit. We received proceeds of $236.2 million, net of issuance costs, and a contribution of $5.0 million from our general partner to maintain its 2% general partner interest. The proceeds were used to repay the $124.0 million balance under our Term Loan Agreement and a portion of the outstanding principal balance under our 2007 Revolving Credit Agreement.

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

We identified our general partner interest as participating securities and we use the two-class method when calculating “Net income per unit applicable to limited partners,” which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners are the same because we have no potentially dilutive securities outstanding.

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended March 31,
	2008	2007
	(Thousands of Dollars)
Net income applicable to general partner and limited partners’ interest	$55,869	$31,123
Less general partner incentive distribution	5,188	3,910

Net income after general partner incentive distribution	50,681	27,213
General partner interest	2%	2%

General partner allocation of net income after general partner incentive distribution	1,014	544
General partner incentive distribution	5,188	3,910

Net income applicable to general partner	$6,202	$4,454

Cash Distributions

On January 24, 2008, we declared a quarterly cash distribution of $0.985 per unit which was paid on February 14, 2008 to unitholders of record on February 7, 2008. This distribution related to the fourth quarter of 2007 and totaled $55.0 million. On April 22, 2008, we declared a quarterly cash distribution of $0.985 per unit related to the first quarter of 2008. This distribution will be paid on May 14, 2008 to unitholders of record on May 7, 2008 and will total $60.6 million.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2008 (a)	2007
	(Thousands of Dollars)
General partner interest	$1,211	$954
General partner incentive distribution	5,718	3,910

Total general partner distribution	6,929	4,864
Limited partners’ distribution	53,644	42,831

Total cash distributions	$60,573	$47,695

Cash distributions per unit applicable to limited partners	$0.985	$0.915

(a)

Our net income allocation to general and limited partners reflected a total cash distribution based on the partnership interests outstanding as of March 31, 2008. We issued approximately 5.1 million common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. As such, the general partner’s portion of the actual distribution to be made with respect to the first quarter 2008, including the incentive distribution rights, will be greater than the net income allocation to the general partner.

Comprehensive Income

For the three months ended March 31, 2008 and 2007, the difference between our net income and our comprehensive income resulted from foreign currency translation adjustments. Our total comprehensive income was as follows:

	Three Months Ended March 31,
	2008	2007
	(Thousands of Dollars)
Net income	$55,869	$31,123
Foreign currency translation adjustment	(3,280)	1,010

Comprehensive income	$52,589	$32,133

12. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities are as follows:

	Three Months Ended March 31,
	2008	2007
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(71,295)	$11,673
Receivable from related party	786	—
Inventories	(15,342)	9,542
Other current assets	(24,220)	(8,753)
Increase (decrease) in current liabilities:
Accounts payable	33,494	(3,178)
Payable to related party	753	3,759
Accrued interest payable	(6,689)	(6,882)
Accrued liabilities	(4,317)	401
Taxes other than income taxes	2,064	(112)
Income taxes payable	1,384	(1,162)

Changes in current assets and current liabilities	$(83,382)	$5,288

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash flows related to interest and income taxes were as follows:

	Three Months Ended March 31,
	2008	2007
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$28,195	$27,412

Cash paid for income taxes, net of tax refunds received	$1,986	$3,881

Non-cash investing and financing activities for the three months ended March 31, 2008 included:

•

adjustments to property, plant and equipment, inventory and certain current and noncurrent assets and liabilities resulting from a preliminary purchase price allocation related to the East Coast Asphalt Operations acquisition.

•	the recognition of a $5.1 million note payable and related other current asset pertaining to insurance.

Non-cash investing and financing activities for the three months ended March 31, 2007 included:

•

adjustments to property, plant and equipment, goodwill and intangible assets resulting from adjustments to the purchase price allocations related to the St. James crude oil storage facility acquisition.

•	the recognition of a $7.4 million note payable and related other current asset pertaining to insurance.

13. SEGMENT INFORMATION

Our operating segments consist of refined product terminals, refined product pipelines, crude oil pipelines, crude oil storage tanks and refining and marketing. These reportable segments are strategic business units that offer different services and performance is evaluated based on operating income, before general and administrative expenses. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal services include pipeline transportation services, terminalling services, storage lease services, crude oil storage handling services, and asphalt refining and marketing. Product sales included in our refining and marketing segment consist of sales of asphalt and other petroleum products to third parties.

During the fourth quarter of 2007, we revised the manner in which we internally evaluate our segment performance and made certain organizational changes. As a result, we changed the way we report our segmental information such that all product sales and related costs and assets are included in the refining and marketing segment. Previous periods have been restated to conform to this presentation.

Results of operations for the reportable segments were as follows:

	Three Months Ended March 31,
	2008	2007
	(Thousands of Dollars)
Revenues:
Refined product terminals:
Third party revenues	$92,601	$83,767
Intersegment revenues	4,605	1,834

Total refined product terminals	97,206	85,601
Refined product pipelines:
Third party revenues	60,574	53,424
Intersegment revenues	171	—

Total refined product pipelines	60,745	53,424
Crude oil pipelines	15,034	12,349
Crude oil storage tanks	11,907	10,813
Refining and marketing	412,658	136,471
Consolidation and intersegment eliminations	(4,776)	(1,834)

Total revenues	$592,774	$296,824

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating income:
Refined product terminals	$31,522	$21,603
Refined product pipelines	23,459	18,051
Crude oil pipelines	9,858	7,743
Crude oil storage tanks	7,642	6,130
Refining and marketing	9,570	6,816
Consolidation and intersegment eliminations	(782)	—

Total segment operating income	81,269	60,343
Less general and administrative expenses	16,083	14,908

Total operating income	$65,186	$45,435

Total assets by reportable segment were as follows:

	March 31, 2008	December 31, 2007
	(Thousands of Dollars)
Refined product terminals	$1,963,756	$1,925,592
Refined product pipelines	1,243,902	1,245,891
Crude oil pipelines	127,081	127,706
Crude oil storage tanks	190,341	190,876
Refining and marketing	1,070,824	171,028

Total segment assets	4,595,904	3,661,093
Other partnership assets (including current assets and other noncurrent assets)	117,817	121,994

Total consolidated assets	$4,713,721	$3,783,087

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

NuStar Energy has no operations and its assets consist mainly of its investments in NuStar Logistics and NuPOP, both wholly owned subsidiaries. The senior notes issued by NuStar Logistics and NuPOP are fully and unconditionally guaranteed by NuStar Energy, and both NuStar Logistics and NuPOP fully and unconditionally guarantee the outstanding senior notes of the other.

As a result, the following condensed consolidating financial statements are being presented as an alternative to providing separate financial statements for NuStar Logistics and NuPOP.

Condensed Consolidating Balance Sheet

March 31, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Current assets	$72	$786,291	$679,982	$704,958	$(1,398,223)	$773,080
Property, plant and equipment, net	—	944,134	663,083	1,356,682	—	2,963,899
Intangible assets, net	—	3,353	—	42,737	—	46,090
Goodwill	—	18,613	170,652	595,229	—	784,494
Investment in wholly owned subsidiaries	2,328,639	3,366	752,165	1,495,538	(4,579,708)	—
Investments in joint ventures	—	16,928	—	65,139	—	82,067
Deferred income tax asset	—	—	—	11,089	—	11,089
Deferred charges and other assets, net	207	20,891	327	31,577	—	53,002

Total assets	$2,328,918	$1,793,576	$2,266,209	$4,302,949	$(5,977,931)	$4,713,721

Liabilities and Partners’ Equity
Current liabilities	$360,077	$213,221	$33,501	$1,388,327	$(1,398,177)	$596,949
Long-term debt, less current portion	—	1,441,026	537,115	41,697	—	2,019,838
Long-term payable to related party	—	—	—	5,668	—	5,668
Deferred income tax liability	—	—	—	34,305	—	34,305
Other long-term liabilities	—	4,289	1,156	59,068	—	64,513
Partners’ equity	1,968,841	135,040	1,694,437	2,773,884	(4,579,754)	1,992,448

Total liabilities and partners’ equity	$2,328,918	$1,793,576	$2,266,209	$4,302,949	$(5,977,931)	$4,713,721

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Current assets	$16	$80,362	$672,940	$279,412	$(685,596)	$347,134
Property, plant and equipment, net	—	942,297	667,132	882,657	—	2,492,086
Intangible assets, net	—	3,551	—	44,211	—	47,762
Goodwill	—	18,613	170,652	595,754	—	785,019
Investment in wholly owned subsidiaries	2,327,401	1,721	730,663	1,458,721	(4,518,506)	—
Investments in joint ventures	—	16,640	—	63,726	—	80,366
Deferred income tax asset	—	—	—	10,622	—	10,622
Deferred charges and other assets, net	75	15,761	382	3,880	—	20,098

Total assets	$2,327,492	$1,078,945	$2,241,769	$3,338,983	$(5,204,102)	$3,783,087

Liabilities and Partners’ Equity
Current liabilities	$359,547	$53,665	$30,030	$484,764	$(685,521)	$242,485
Long-term debt, less current portion	—	865,105	538,893	41,628	—	1,445,626
Long-term payable to related party	—	—	—	5,684	—	5,684
Deferred income tax liability	—	—	—	34,196	—	34,196
Other long-term liabilities	—	3,984	1,520	54,760	—	60,264
Partners’ equity	1,967,945	156,191	1,671,326	2,717,951	(4,518,581)	1,994,832

Total liabilities and partners’ equity	$2,327,492	$1,078,945	$2,241,769	$3,338,983	$(5,204,102)	$3,783,087

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended March 31, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$73,023	$35,682	$484,912	$(843)	$592,774
Costs and expenses	247	38,579	27,829	461,805	(872)	527,588

Operating income	(247)	34,444	7,853	23,107	29	65,186
Equity earnings in subsidiaries	56,194	1,645	21,502	36,823	(116,164)	—
Equity earnings from joint ventures	—	788	—	1,413	—	2,201
Interest expense, net	—	(10,466)	(6,208)	(191)	—	(16,865)
Other income, net	(78)	7,888	(37)	2,136	—	9,909

Income before income tax expense	55,869	34,299	23,110	63,288	(116,135)	60,431
Income tax expense	—	493	—	4,069	—	4,562

Net income	$55,869	$33,806	$23,110	$59,219	$(116,135)	$55,869

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended March 31, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$61,518	$31,663	$203,932	$(289)	$296,824
Costs and expenses	113	40,627	23,275	187,663	(289)	251,389

Operating income	(113)	20,891	8,388	16,269	—	45,435
Equity earnings in subsidiaries	31,236	41	20,813	22,754	(74,844)	—
Equity earnings from joint ventures	—	279	—	1,332	—	1,611
Interest income (expense), net	—	(12,619)	(6,458)	223	—	(18,854)
Other income, net	—	147	11	6,465	—	6,623

Income before income tax expense	31,123	8,739	22,754	47,043	(74,844)	34,815
Income tax expense	—	289	—	3,403	—	3,692

Net income	$31,123	$8,450	$22,754	$43,640	$(74,844)	$31,123

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$55,869	$33,806	$23,110	$59,219	$(116,135)	$55,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	—	11,881	6,413	11,752	—	30,046
Equity earnings, net of distributions	(1,238)	(1,933)	(21,502)	(38,231)	61,203	(1,701)
Changes in current assets and liabilities and other	(893)	(26,693)	(5,111)	(54,311)	(29)	(87,037)

Net cash provided by (used in) operating activities	53,738	17,061	2,910	(21,571)	(54,961)	(2,823)

Cash flows from investing activities:
Capital expenditures	—	(13,159)	(2,348)	(24,979)	—	(40,486)
Acquisition	—	—	—	(655,962)	—	(655,962)
Proceeds from sale of assets	—	4,359	—	1	—	4,360
Other	—	—	—	24	—	24

Net cash used in investing activities	—	(8,800)	(2,348)	(680,916)	—	(692,064)

Cash flows from financing activities:
Proceeds debt borrowings	—	1,425,849	—	—	—	1,425,849
Debt repayments	—	(685,257)	—	—	—	(685,257)
Distributions to unitholders and general partner	(54,956)	(54,956)	—	(5)	54,961	(54,956)
Net intercompany borrowings (repayments)	1,235	(709,238)	(466)	708,469	—	—
Other	(17)	(4,349)	—	883	—	(3,483)

Net cash provided by (used in) financing activities	(53,738)	(27,951)	(466)	709,347	54,961	682,153

Effect of foreign exchange rate changes on cash	—	7,409	—	(9,295)	—	(1,886)
Net (decrease) increase in cash and cash equivalents	—	(12,281)	96	(2,435)	—	(14,620)
Cash and cash equivalents at the beginning of the period	7	12,284	122	77,425	—	89,838

Cash and cash equivalents at the end of the period	$7	$3	$218	$74,990	$—	$75,218

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries(a)	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$31,123	$8,450	$22,754	$43,640	$(74,844)	$31,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	—	10,976	6,216	10,150	—	27,342
Equity earnings, net of distributions	16,459	(320)	(20,813)	(24,081)	27,144	(1,611)
Changes in current assets and liabilities and other	147	(5,523)	765	5,731	—	1,120

Net cash provided by (used in) operating activities	47,729	13,583	8,922	35,440	(47,700)	57,974

Cash flows from investing activities:
Capital expenditures	—	(6,460)	(2,203)	(38,212)	—	(46,875)
Other acquisition	—	(28)	—	(6)	—	(34)
Proceeds from sale of assets	—	—	7	579	—	586
Other	—	—	—	38	—	38

Cash flows used in investing activities	—	(6,488)	(2,196)	(37,601)	—	(46,285)

Cash flows from financing activities:
Long-term debt borrowings	—	121,247	—	—	—	121,247
Debt repayments	—	(91,025)	—	—	—	(91,025)
Distributions	(47,695)	(47,695)	—	(5)	47,700	(47,695)
Net intercompany borrowings (repayments)	(34)	506	(6,181)	5,709	—	—
Other	—	52	—	305	—	357

Cash flows provided by (used in) financing activities	(47,729)	(16,915)	(6,181)	6,009	47,700	(17,116)

Effect of foreign exchange rate changes on cash	—	412	—	18	—	430
Net (decrease) increase in cash and cash equivalents	—	(9,408)	545	3,866	—	(4,997)
Cash and cash equivalents at the beginning of the period	137	12,345	992	55,364	—	68,838

Cash and cash equivalents at the end of the period	$137	$2,937	$1,537	$59,230	$—	$63,841

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2007, Part I, Item 1A “Risk Factors” for a discussion of certain of those risks, uncertainties and assumptions.

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

Overview

NuStar Energy L.P. (NuStar Energy) is a publicly held Delaware limited partnership engaged in the crude oil and refined product transportation, terminalling and storage business and the asphalt refining and marketing business. NuStar Energy has terminal facilities in 29 U.S. states, the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

As used in this report, references to “we,” “us,” “our” or the “Partnership” collectively refer, depending on the context, to NuStar Energy or a wholly owned subsidiary of NuStar Energy.

We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP), formerly Kaneb Pipe Line Operating Partnership, L.P. During the fourth quarter of 2007, we revised the manner in which we internally evaluate our segment performance and made certain organizational changes. As a result, we changed the way we report our segmental results such that all product sales and related costs are included in the refining and marketing segment. Previous periods have been restated to conform to this presentation. Our operations are divided into five reportable business segments: refined product terminals, refined product pipelines, crude oil pipelines, crude oil storage tanks and refining and marketing.

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

Crude Oil Pipelines. We own 755 miles of crude oil pipelines which transport crude oil and other feedstocks, such as gas oil, from various points in Texas, Oklahoma, Kansas and Colorado to Valero Energy Corporation’s (Valero Energy) McKee, Three Rivers and Ardmore refineries as well as associated crude oil storage facilities in Texas and Oklahoma that are located along the crude oil pipelines. We also own an interest in 57 miles of crude oil pipeline in Illinois, which serves ConocoPhillips’ Wood River refinery.

Crude Oil Storage Tanks. We own 60 crude oil and intermediate feedstock storage tanks and related assets that store and deliver crude oil and intermediate feedstock to Valero Energy’s refineries in Benicia, California, Corpus Christi, Texas, Texas City, Texas and Three Rivers, Texas.

Refining and Marketing. During 2007, we expanded our product sales activities beyond the sale of bunker fuel to include the sale of other petroleum products such as asphalt, gasoline and distillates. The results of all of our product sales activities are now included in our marketing segment. Previous periods have been restated to conform to this presentation. Our marketing segment is meant to provide us the opportunity to generate additional margin while complementing the activities of our refined products terminals and refined product pipelines segments. However, these activities expose us to the risk of fluctuations in commodity prices, which directly impact the results of operations for the marketing segment. We enter into derivative contracts to mitigate the effect of commodity price fluctuations. On a limited basis, we also enter into derivative commodity instruments based on our analysis of market conditions in order to profit from market fluctuations.

On March 20, 2008, we completed our acquisition of CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations) for $450.0 million, plus inventory of approximately $350.0 million, subject to post-closing adjustment. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals. The asphalt terminals located in Paulsboro, New Jersey, Savannah, Georgia and Wilmington, North Carolina have storage capacities of 3.4 million barrels, 1.2 million barrels and 0.2 million barrels, respectively. The results of operations for the refineries, including the two related terminals in Paulsboro and Savannah, as well as the associated marketing activities, are included in the refining and marketing segment. The results of operations for the Wilmington terminal are included in the refined product terminals segment.

We provide transportation, storage services and ancillary services to our customers. Also, we have asphalt refinery operations and market asphalt and certain petroleum products for resale to third parties. The following are what we consider the most important factors affecting the results of our operations:

•	company-specific factors, such as integrity issues and maintenance requirements that impact the throughput rates of our assets;

•	seasonal factors that affect the demand for refined products and fertilizers transported by and/or stored in our assets;

•	industry factors, such as changes in the prices of petroleum products that affect demand and operations of our competitors;

•	factors such as seasonal inventory levels, commodity price volatility and market structure that impact our refining and marketing segment; and

•	other factors such as refinery utilization rates and maintenance turnaround schedules that impact the operations of refineries served by our assets.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2008	2007	Change
Statement of Income Data:
Revenues:
Services revenues	$180,116	$160,353	$19,763
Product sales	412,658	136,471	276,187

Total revenues	592,774	296,824	295,950

Costs and expenses:
Cost of product sales	393,009	127,927	265,082
Operating expenses	88,450	81,212	7,238
General and administrative expenses	16,083	14,908	1,175
Depreciation and amortization expense	30,046	27,342	2,704

Total costs and expenses	527,588	251,389	276,199

Operating income	65,186	45,435	19,751
Equity earnings from joint ventures	2,201	1,611	590
Interest expense, net	(16,865)	(18,854)	1,989
Other income, net	9,909	6,623	3,286

Income before income tax expense	60,431	34,815	25,616
Income tax expense	4,562	3,692	870

Net income	55,869	31,123	24,746
Less net income applicable to general partner	(6,202)	(4,454)	(1,748)

Net income applicable to limited partners	$49,667	$26,669	$22,998

Weighted-average number of basic units outstanding	49,409,749	46,809,749	2,600,000

Net income per unit applicable to limited partners	$1.01	$0.57	$0.44

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended March 31,
	2008	2007	Change
Refined Product Terminals:
Throughput (barrels/day)	291,762	241,774	49,988
Throughput revenues	$13,498	$11,737	$1,761
Storage lease revenues	83,708	73,864	9,844

Total revenues	97,206	85,601	11,605
Operating expenses	51,663	50,810	853
Depreciation and amortization expense	14,021	13,188	833

Segment operating income	$31,522	$21,603	$9,919

Refined Product Pipelines:
Throughput (barrels/day)	694,772	616,728	78,044
Revenues	$60,745	$53,424	$7,321
Operating expenses	25,918	24,365	1,553
Depreciation and amortization expense	11,368	11,008	360

Segment operating income	$23,459	$18,051	$5,408

Crude Oil Pipelines:
Throughput (barrels/day)	405,964	347,617	58,347
Revenues	$15,034	$12,349	$2,685
Operating expenses	3,939	3,373	566
Depreciation and amortization expense	1,237	1,233	4

Segment operating income	$9,858	$7,743	$2,115

Crude Oil Storage Tanks:
Throughput (barrels/day)	503,489	539,214	(35,725)
Revenues	$11,907	$10,813	$1,094
Operating expenses	2,335	2,770	(435)
Depreciation and amortization expense	1,930	1,913	17

Segment operating income	$7,642	$6,130	$1,512

Refining and Marketing:
Product sales	$412,658	$136,471	$276,187
Cost of product sales	396,182	129,043	267,139
Operating expenses	6,218	612	5,606
Depreciation and amortization expense	688	—	688

Segment operating income	$9,570	$6,816	$2,754

Consolidation and Intersegment Eliminations:
Revenues	$(4,776)	$(1,834)	$(2,942)
Cost of product sales	(3,173)	(1,116)	(2,057)
Operating expenses	(1,623)	(718)	(905)
Depreciation and amortization expense	802	—	802

Total	$(782)	$—	$(782)

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended March 31,
	2008	2007	Change
Consolidated Information:
Revenues	$592,774	$296,824	$295,950
Cost of product sales	393,009	127,927	265,082
Operating expenses	88,450	81,212	7,238
Depreciation and amortization expense	30,046	27,342	2,704

Segment operating income	81,269	60,343	20,926
General and administrative expenses	16,083	14,908	1,175

Consolidated operating income	$65,186	$45,435	$19,751

Highlights

Net income for the three months ended March 31, 2008 increased $24.7 million compared to the three months ended March 31, 2007, primarily due to a fire at the Valero Energy McKee refinery in February 2007, which shut down the refinery until mid-April 2007 and negatively impacted throughputs and earnings for our refined products terminals, refined products pipelines and crude oil pipelines segments. In the first quarter of 2008, our earnings were positively impacted by the leasing of new storage capacity from completed tank expansion projects and our marketing business, which started operations in the second quarter of 2007.

Segment operating income for the three months ended March 31, 2008 increased $20.9 million compared to the three months ended March 31, 2007, primarily due to a $9.9 million increase in operating income for the refined product terminals segment, a $5.4 million increase in operating income for the refined product pipelines segment and a $2.8 million increase in operating income for the refining and marketing segment.

Refined Product Terminals

Revenues increased by $11.6 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to an increase of $9.8 million in storage lease revenue due to the following:

•

an increase in revenues of $5.5 million at our St. Eustatius and Point Tupper facilities primarily due to leasing additional storage capacity that resulted from completed tank expansion projects and increased dock activity;

•

an increase of $2.2 million at our UK and Amsterdam facilities primarily due to the effect of foreign exchange rates, increased storage lease revenues from completed tank expansion projects at our Amsterdam facility and increased customer storage and throughputs at our UK terminal facilities; and

•	an increase of $2.1 million in storage lease revenues due to completed tank expansion projects, increased customer throughput and higher reimbursable revenues.

Throughputs increased 49,988 barrels per day and throughput revenues increased $1.8 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, at terminals serving the Valero Energy McKee refinery as throughputs and revenues were lower in 2007 due to the McKee refinery fire.

Operating expenses increased $0.9 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to higher salaries and wages resulting from increased headcount and foreign currency fluctuations and higher maintenance expenses.

Depreciation and amortization expense increased $0.8 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to the completion of various terminal expansion projects.

Refined Product Pipelines

Throughputs increased 78,044 barrels per day and revenues increased $7.3 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to:

•	increased revenues of $5.5 million due to lower revenues in 2007 from the impact of the Valero Energy McKee refinery fire;

•

increased revenues of $2.1 million on the Ammonia Pipeline primarily due to increased long haul throughputs in anticipation of a stronger planting season and increased storage capacity at a third-party terminal;

•	increased revenues of $0.8 million on the Burgos Pipeline on our Central West system resulting from our receipt of a quarterly throughput deficiency payment; and

•	higher tariffs on virtually all of the refined product pipelines as the annual index adjustment was effective July 1, 2007.

These increases were partially offset by decreased revenues and throughputs on the East Pipeline primarily due to lower propane volumes in 2008 and record volumes the first quarter of 2007 through our North Platte, Nebraska terminal to supply the Colorado market.

Operating expenses increased $1.6 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to increased power costs as a result of the increase in throughputs and increased maintenance costs.

Crude Oil Pipelines

Throughputs increased 58,347 barrels per day and revenues increased $2.7 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to lower throughputs and revenues in 2007 from the impact of the Valero Energy McKee refinery fire. Operating expenses increased by $0.6 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to increased power costs as a result of the increase in throughputs.

Crude Oil Storage Tanks

Throughputs decreased 35,725 barrels per day for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to a change in the Corpus Christi (North Beach) crude oil storage tank agreement from a throughput fee agreement to a storage lease agreement effective January 1, 2008. Throughputs for the Corpus Christi (North Beach) crude oil storage tanks were not included in 2008. This decrease was partially offset by an increase in throughputs for the three months ended March 31, 2008 due to a fire at Valero Energy’s Texas City refinery in January 2007. Revenues increased by $1.1 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to turnarounds at Valero Energy's Three Rivers and Corpus Christi refineries and the fire at Valero Energy's Texas City refinery in the first quarter of 2007, which depressed revenues in 2007.

Operating expenses decreased by $0.4 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to maintenance expenses related to the inspection, cleaning and repair of certain tanks in the first quarter of 2007.

Refining and Marketing

Sales of refined products, heavy fuels and asphalt increased $201.9 million for the three months ended March 31, 2008, compared to three months ended March 31, 2007, as those operations began in the second quarter of 2007. Cost of product sales related to the sales of refined products, heavy fuels and asphalt increased $193.4 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Additionally, sales and cost of product sales related to asphalt increased due to our acquisition of the East Coast Asphalt Operations on March 20, 2008.

Bunker fuel sales increased $74.3 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, due to an increase in the market price per metric ton. Cost of product sales associated with bunker fuel sales increased $73.7 million also due to an increase in the market price per metric ton of bunker fuel.

Operating expenses increased by $5.6 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to:

•	an increase of $1.5 million related to marine expenses for the sale of bunker fuel at St. Eustatius as agreements for new tugs and barges were effective January 1, 2008;

•	an increase of $1.5 million related to our acquisition of the East Coast Asphalt Operations on March 20, 2008, which primarily consisted of terminal storage fees; and

•

an increase of $1.2 million in salaries and wages and an increase of $0.7 million in rental costs related to our marketing of refined products, asphalt and heavy fuels, which began in the second quarter of 2007.

General

General and administrative expenses increased by $1.2 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to the creation of new departments, increased headcount and increased costs as a result of the separation from Valero Energy. Partially offsetting these increases are decreased costs related to unit option and restricted unit compensation expense as a result of the decrease in the NuStar Energy’s unit price.

Interest expense, net decreased by $2.0 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to a decrease in the variable interest rate paid on our interest rate swaps, which hedge a portion of our fixed-rate senior notes, and an increase in capitalized interest related to various tank expansion projects. These are partially offset by higher interest expense on our 2007 Revolving Credit Agreement due to a higher debt balance as a result of funding expansion projects and our acquisition of the East Coast Asphalt Operations on March 20, 2008.

Other income, net includes a gain on the sale of an idle pipeline for $4.3 million, business interruption insurance income of $3.5 million related to the Valero Energy McKee refinery fire and foreign exchange gains of $1.8 million primarily relating to our Canadian subsidiary.

Related Party Transactions

GP Services Agreement

On April 24, 2008, the boards of directors of each NuStar GP, LLC and NuStar GP Holdings approved (i) the termination of the administration agreement, dated July 16, 2006, between NuStar GP Holdings and NuStar GP, LLC (the Administration Agreement) and (ii) the adoption of a services agreement between NuStar GP, LLC and NuStar Energy (the GP Services Agreement). All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC.

Under the Administration Agreement, NuStar GP Holdings paid annual charges of $500,000 to NuStar GP, LLC in return for NuStar GP, LLC’s provision of all executive management, accounting, legal, cash management, corporate finance and other administrative services to NuStar GP Holdings. NuStar GP Holdings also reimbursed NuStar GP, LLC for all direct public company costs and any other direct costs, such as outside legal and accounting fees, that NuStar GP, LLC incurred while providing services to NuStar GP Holdings pursuant to the Administration Agreement.

In connection with the termination of the Administration Agreement, NuStar Energy and NuStar GP, LLC entered into the GP Services Agreement, effective as of January 1, 2008. The GP Services Agreement provides that NuStar GP, LLC will furnish all services necessary for the conduct of the business of NuStar Energy and NuStar Energy will reimburse NuStar GP, LLC for all costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense).

For the fiscal year 2008, the Holdco Administrative Services Expense will be equal to $750,000, plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense for the 2008 fiscal year. For the 2009 fiscal year and each fiscal year thereafter, the Holdco Administrative Services Expense is equal to $1.1 million (as adjusted), plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense. The Holdco Administrative Services Expense is subject to adjustment (a) by an annual amount equal to NuStar GP, LLC’s annual merit increase percentage for the most recently completed contract year and (b) for changed levels of services due to expansion of operations through, among other things, expansion of operations, acquisitions or the construction of new businesses or assets.

The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice.

Outlook

Crude Oil and Refined Product Pipelines Outlook

In 2008, we expect overall demand for our pipeline services to remain steady despite the U.S. economic slowdown. Turnarounds or outages at our customers' refineries have a significant effect on our pipeline results, as do maintenance expenses and market conditions. Barring any major unplanned turnaround activity or significant adverse economic condition, we expect our refined product and crude oil pipeline throughputs to be higher this year compared to 2007, due to the reduced throughputs in 2007 as a result of the impact of the fire at Valero Energy’s McKee refinery in 2007. Additionally, effective July 1st, we expect the tariffs on our pipelines to increase, which will also positively impact our results.

Terminalling and Storage Outlook

We believe certain trends in the market are providing us further terminalling opportunities for a number of reasons, including:

•	volatility in the energy markets and the willingness of energy traders to take physical positions at storage facilities in order to enhance profits;

•	growing governmental regulation mandating cleaner fuels, such as ethanol and biofuels, which provide logistical opportunities;

•	geopolitical factors, which cause concern over the security of supply; and

•	arbitrage opportunities such as those between the gasoline-short U.S. and diesel-short Europe, which continue to enhance storage opportunities.

The markets in which we are increasing storage capacity are strategically located marine terminal facilities on the East, West and Gulf Coasts of the U.S., as well as at our facilities in St. Eustatius in the Netherlands Antilles, Amsterdam and the United Kingdom.

During 2007 and in 2008, we completed key terminal expansion projects and we commenced construction on other significant terminal expansion projects, which we expect to positively impact our operations in 2008.

Refining and Marketing Outlook

Subsequent to the acquisition of the East Coast Asphalt Operations, we will remain primarily a storage and transportation provider. However, integration of the East Coast Asphalt Operations into our business and the increased level of our product marketing activities introduce additional factors that will impact our results of operations and liquidity. A large portion of our earnings subsequent to acquiring the East Coast Asphalt Operations will depend upon the margin earned by the East Coast Asphalt Operations resulting from the difference between the sales prices of our products and the purchase prices of our raw materials. Crude oil, the principal raw material utilized by the East Coast Asphalt Operations, is used to produce asphalt and other intermediate products, such as naphtha, vacuum gas oil and marine diesel oil. The prices of crude oil and asphalt and the intermediate products produced by the East Coast Asphalt Operations fluctuate in response to many factors beyond our control, such as changes in supply, demand, market uncertainties and other factors. Crude oil prices and prices for the asphalt and intermediate products produced by the East Coast Asphalt Operations may not fluctuate consistently. Typically, increases in the prices of asphalt and intermediate products lag behind increases in the price of crude oil. Furthermore, much of the asphalt produced by the East Coast Asphalt Operations is marketed to satisfy governmental contracts. The governmental agencies with which we contract may have budgetary constraints that limit their ability to absorb higher asphalt prices. Therefore, when crude oil prices rise, as they have since we acquired the East Coast Asphalt Operations, our results of operations in our refining and marketing segment may be adversely impacted due to lower margins resulting from an inability to increase the price of the asphalt and intermediate products to the same degree as increases in the price of crude oil. Additionally, sales of paving asphalt products typically decline during colder months due to decreased road construction during those months. Our increased exposure to commodity prices coupled with the seasonal nature of asphalt sales could increase the volatility of our earnings.

We enter into derivative contracts to minimize the earnings volatility resulting from our exposure to commodity price fluctuations associated with our refining and marketing segment, including the East Coast Asphalt Operations. However, the accounting standards related to derivative contracts are complex, and derivative contracts that are economically effective may not be considered effective for accounting purposes.

We record all derivative contracts in our consolidated financial statements at fair market value pursuant to the requirements of SFAS No. 133. Our derivative contracts consist primarily of exchange-traded contracts and fair value is determined based upon quoted prices at the end of each period. The majority of our derivative contracts do not qualify for hedge accounting. As a result, we record the changes in fair market values of all of our derivative contracts as a component of income each reporting period. Our derivative contracts that do qualify for hedge accounting under SFAS No. 133 may not be perfectly effective in offsetting the change in value of our inventory, resulting in ineffectiveness, which is also included in our earnings each reporting period. Therefore, the volatility in our results of operations will likely increase as a result of (i) timing differences between recording the income effect of the derivative contract and the sale of the physical product for derivative contracts not qualifying for hedge accounting and (ii) the ineffectiveness of derivative contracts that qualify for hedge accounting.

The acquisition of the East Coast Asphalt Operations required us to make a substantial investment in inventory. Due to the seasonal nature of asphalt demand, we expect to build and store inventories during periods of lower demand in order to sell it during periods of higher demand. Therefore, our inventory balances are likely to fluctuate seasonally, increasing during colder months and declining through warmer months. Producing and storing inventory for sale at later periods could negatively impact our liquidity as we are required to utilize our sources of liquidity to fund the increases in inventory. If our cost of inventory increases, due to higher raw material costs or for any other reasons, our liquidity will be further reduced.

Long-Term Outlook

Long-term, we believe strong demand for more energy infrastructure in the U.S. and internationally, continued growth in product demand, a tight supply and demand balance and an expanding array of specialty products, including renewable fuels, will continue to drive the demand for our assets. High refinery utilization rates increase throughputs in our pipelines and terminals.

We also believe the fundamentals for the East Coast Asphalt Operations are positive. We expect that the upgrade projects currently being implemented or planned at various refineries will limit the supply of residuum product used to make asphalt, which will reduce the domestic supply of asphalt. We believe this reduced domestic supply and limited availability of economical imports will positively affect asphalt margins.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary cash requirements are for distributions to partners, working capital requirements, including inventory purchases, debt service, reliability and strategic and other capital expenditures, acquisitions and normal operating expenses. We typically generate sufficient cash from our current operations to fund day-to-day operating and general and administrative expenses, reliability capital expenditures and distribution requirements. We also have available borrowing capacity under our existing revolving credit facility and, to the extent necessary, we may raise additional funds through equity or debt offerings under our $3.0 billion shelf registration statement to fund strategic capital expenditures or other cash requirements not funded from operations. However, there can be no assurance regarding the availability of any additional funds or whether such additional funds will be available on terms acceptable to us.

Cash Flows for the Three Months Ended March 31, 2008 and 2007

Net cash used in operating activities for the three months ended March 31, 2008 was $2.8 million compared to net cash provided by operating activities of $58.0 million for the three months ended March 31, 2007. The decrease in cash generated from operating activities, despite an increase in net income, is primarily due to a $83.4 million use of cash for the three months ended March 31, 2008, compared to a $5.3 million source of cash for the three months ended March 31, 2007, both from changes in working capital accounts. Accounts receivable and inventory increased $71.3 million and $15.3 million, respectively, primarily due to the operations of the refining and marketing segment, which were not in existence in the first quarter of 2007. Other current assets increased $24.2 million primarily due to an increase in margin deposits for crude oil derivatives related to inventories we acquired as part of our acquisition of the East Coast Asphalt Operations. Offsetting the increases in accounts receivable, inventory and other current assets was an increase in accounts payable of $33.5 million, also primarily related to the refining and marketing segment. Cash flows from operations for the three months ended March 31, 2008 also include proceeds from business interruption insurance of $3.5 million.

The proceeds from long-term and short-term debt borrowings, net of repayments, combined with cash on hand were used to fund the acquisition of the East Coast Asphalt Operations, our capital expenditures primarily related to various terminal expansion projects and our distributions to unitholders and the general partner.

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

Cash Distributions

On January 24, 2008, we declared a quarterly cash distribution of $0.985 per unit which was paid on February 14, 2008 to unitholders of record on February 7, 2008. This distribution related to the fourth quarter of 2007 and totaled $55.0 million. On April 22, 2008, we declared a quarterly cash distribution of $0.985 per unit related to the first quarter of 2008. This distribution will be paid on May 14, 2008 to unitholders of record on May 7, 2008 and will total $60.6 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2008	2007
	(Thousands of Dollars)
General partner interest	$1,211	$954
General partner incentive distribution	5,718	3,910

Total general partner distribution	6,929	4,864
Limited partners’ distribution	53,644	42,831

Total cash distributions	$60,573	$47,695

Cash distributions per unit applicable to limited partners	$0.985	$0.915

Equity Offering

On April 2, 2008, we issued 4,450,000 common units representing limited partner interests at a price of $48.75 per unit. On April 7, 2008, the underwriters exercised their thirty-day option to purchase up to 667,500 common units and acquired an additional 600,800 common units at a price of $48.75 per unit. We received proceeds of $236.2 million, net of issuance costs, and a contribution of $5.0 million from our general partner to maintain its 2% general partner interest. The proceeds were used to repay the $124.0 million balance under our Term Loan Agreement and a portion of the outstanding principal balance under our 2007 Revolving Credit Agreement.

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

•

strategic and other capital expenditures, such as those to expand and upgrade pipeline capacity or asphalt refinery operations and to construct new pipelines, terminals and storage tanks. In addition, strategic capital expenditures may include acquisitions of pipelines, terminals or storage tank assets.

During the three months ended March 31, 2008, our reliability capital expenditures totaled $7.7 million, primarily related to maintenance upgrade projects at our terminals and pipelines. Strategic and other capital expenditures for the three months ended March 31, 2008 of $32.8 million primarily related to the Amsterdam and St. James tank expansions and other terminal expansion projects.

For the full year of 2008, we expect to incur approximately $247.0 million of capital expenditures, including $62.0 million for reliability capital projects and $185.0 million for strategic and other capital projects. We continuously evaluate our capital budget and make changes as economic conditions warrant. If conditions warrant, our actual capital expenditures for 2008 may exceed the budgeted amounts. We believe cash generated from operations combined with other sources of liquidity will be sufficient to fund our capital expenditures in 2008.

Long-Term Contractual Obligations

Revolving Credit Agreement

During the three months ended March 31, 2008, we borrowed $562.8 million, net of repayments, under our $1.25 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement) to fund our acquisition of the East Coast Asphalt Operations, a portion of our capital expenditures and working capital requirements. The 2007 Revolving Credit Agreement bears interest based on either an alternative base rate or a LIBOR based rate, which was 3.4% as of March 31, 2008. As of March 31, 2008, we had $150.3 million available for borrowing under the 2007 Revolving Credit Agreement. However, a portion of the outstanding principal balance was paid with the proceeds from the equity offering in April 2008, the related contribution from our general partner and the sale of the 7.65%

senior notes on April 4, 2008, which resulted in more than $500 million available under 2007 Revolving Credit Agreement. We expect to fund the final inventory payment related to the East Coast Asphalt Operations with borrowings on the 2007 Revolving Credit Agreement.

7.65% Senior Notes

On April 4, 2008, NuStar Logistics completed the sale of $350.0 million of 7.65% senior notes, issued under our $3.0 billion shelf registration statement, for net proceeds of $347.0 million. The net proceeds were used to repay a portion of the outstanding principal balance under the 2007 Revolving Credit Agreement. The interest on the 7.65% senior notes is payable semi-annually in arrears on April 15 and October 15 of each year beginning on October 15, 2008. The notes will mature on April 15, 2018.

Term Loan Agreement

On March 20, 2008, we entered into a $124.0 million term loan agreement (the Term Loan Agreement), all of which was used to fund a portion of our acquisition of the East Coast Asphalt Operations. The Term Loan Agreement bears interest based on either an alternative base rate or a LIBOR based rate, which was 3.4% as of March 31, 2008. The $124.0 million balance on the Term Loan Agreement was paid in full on April 2, 2008 with the proceeds from our equity offering.

Lines of Credit

As of March 31, 2008, we had outstanding borrowings of $55.0 million on several uncommitted, short-term lines of credit. The interest rates and maturities vary and are determined at the time of the borrowing. The interest rates are based on the Federal Funds rate. The weighted-average interest rate was 3.5% as of March 31, 2008.

Interest Rate Swaps

As of March 31, 2008, the weighted-average interest rate for our interest rate swaps was 4.0%. As of March 31, 2008 and December 31, 2007, the aggregate estimated fair value of the interest rate swaps included in “Deferred charges and other assets, net” in our consolidated balance sheets was $7.7 million and $2.2 million, respectively.

Other

Our 2007 Revolving Credit Agreement and UK term loan all require that we maintain certain financial ratios and include other restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exist or would result from the distribution. Our management believes that we are in compliance with all of these ratios and covenants as of March 31, 2008.

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

Commitments

Simultaneously with the closing of the East Coast Asphalt Operations, we entered into a commitment to purchase from an affiliate of Petróleos de Venezuela S. A. (PDVSA), the national oil company of Venezuela, over a minimum seven-year period, an annual average of 75,000 barrels per day of crude oil (Crude Oil Sales Agreement). The value of this commitment will fluctuate as the pricing is determined by a market based pricing formula using published market indices, subject to adjustment based on the price of Mexican Maya crude.

During the first quarter of 2008, we took delivery of three vessels at our St. Eustatius facility and entered into a ten-year lease commitment for each vessel totaling approximately $40.0 million.

In connection with the East Coast Asphalt Operations acquisition, we assumed leases related to the rental of storage capacity at third party terminals. These commitments total approximately $45.0 million over the next five years. In addition, we entered into a contract of affreightment that requires us to ship a minimum quantity for the next four years at market rates dependent upon the actual distance traveled for each voyage.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

	March 31, 2008
	Expected Maturity Dates
	2008	2009	2010	2011	2012	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$818	$713	$770	$832	$392,596	$482,163	$877,892	$937,163
Average interest rate	8.0%	8.0%	8.0%	8.0%	7.4%	6.0%	6.6%
Variable rate	$—	$—	$—	$—	$1,098,232	$—	$1,098,232	$1,098,232
Average interest rate	—	—	—	—	3.4%	—	3.4%
Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$60,000	$107,500	$167,500	$7,715
Average pay rate	4.2%	5.1%	5.7%	6.1%	6.4%	6.3%	5.3%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.1%	6.3%

	December 31, 2007
	Expected Maturity Dates
	2008	2009	2010	2011	2012	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$663	$713	$770	$832	$392,527	$482,163	$877,668	$927,234
Average interest rate	8.0%	8.0%	8.0%	8.0%	7.4%	6.0%	6.6%
Variable rate	$—	$—	$—	$—	$527,976	$—	$527,976	$527,976
Average interest rate	—	—	—	—	5.7%	—	5.7%
Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$60,000	$107,500	$167,500	$2,232
Average pay rate	5.3%	5.6%	6.1%	6.4%	6.7%	6.5%	6.1%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.1%	6.3%

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

The following tables provide information about our derivative instruments, the fair value of which will fluctuate with changes in commodity prices:

	March 31, 2008
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)	(Per Barrel)		(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	25	$127.58	N/A	$(138)
Futures – short:
(refined products)	162	N/A	$121.38	515
Economic Hedges:
Futures – long:
(crude oil and refined products)	809	$108.74	N/A	1,643
Futures – short:
(crude oil and refined products)	3,420	N/A	$103.19	(6,596)

Total fair value of open positions				$(4,576)

	December 31, 2007
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)	(Per Barrel)		(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	68	$104.26	N/A	$460
Futures – short:
(refined products)	287	N/A	$103.78	(1,942)
Economic Hedges:
Futures – long:
(refined products)	60	$104.44	N/A	392
Futures – short:
(crude oil and refined products)	459	N/A	$99.01	(3,001)

Total fair value of open positions				$(4,091)

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2008.

(b) Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2007.

Department of Justice Matter. The U.S. Department of Justice (DOJ) advised us that Region VII of the U.S. Environmental Protection Agency (the EPA) has requested that the DOJ initiate a lawsuit against NuPOP for failing to prepare a Facility Response Plan, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII by August 30, 1994. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. We are currently in settlement negotiations with the DOJ to resolve these matters.

Item 1A.	Risk Factors

Risks Related to Pipelines, Terminalling and Storage Businesses

A decrease in throughputs would cause our revenues to decline and could adversely affect our ability to make cash distributions to our unitholders.

A decrease in throughputs would cause our revenues to decline and could adversely affect our ability to make cash distributions to our unitholders. A decrease in throughputs could result from a temporary or permanent decline in the amount of crude oil transported to and stored at or refined products stored at and transported from the refineries we serve. Factors that could result in such a decline include:

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

•

a decision by Valero Energy to redirect refined products transported in our pipelines to markets not served by our pipelines or to transport crude oil or refined products by means other than our pipelines;

•	increasingly stringent environmental regulations; or

•	a decision by Valero Energy to sell one or more of the refineries we serve to a purchaser that elects not to use our pipelines and terminals.

We depend on Valero Energy for a significant portion of our revenues and throughputs of crude oil and refined products. Any reduction in the crude oil and refined products that we transport or store for Valero Energy, as a result of changes to our contractual relationships, scheduled or unscheduled refinery maintenance, upgrades or shutdowns or otherwise, could result in a decline in our revenues, earnings and cash available to pay distributions.

We continue to rely on Valero Energy for a significant portion of our revenues. For the year ended December 31, 2007, Valero Energy accounted for approximately 18% of our revenues. While some of our relationships with Valero Energy are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. For example, the Pipelines and Terminals Usage Agreement with respect to the crude oil processed and the refined products produced at Valero Energy’s Ardmore, McKee and Three Rivers refineries expired on April 16, 2008 and, to date, Valero Energy has elected not to renew this agreement.

Because of the geographic location of certain of our pipelines, terminals and storage facilities, we depend largely upon Valero Energy to provide throughput for some of our assets. Unless we are able to find customers with comparable volumes, the loss of all or a portion of the volumes of crude oil and refined petroleum products supplied by Valero Energy may have an adverse effect on our business, results of operations and financial condition and our ability to make cash distributions. If Valero Energy chooses other transportation methods or providers for volumes historically transported under the Pipelines and Terminals Usage Agreement (or certain of its other contracts with us), the resulting loss of volume would lower throughputs in our affected pipelines and terminals, which could adversely affect our ability to make distributions to our unitholders.

If Valero Energy elects not to renew the Pipelines and Terminals Usage Agreement or certain of its other contracts with us, it will no longer be precluded from challenging our tariffs covered by these contracts.

If Valero Energy elects not to renew the Pipelines and Terminals Usage Agreement or certain of its other contracts with us, it will no longer be precluded from challenging our tariffs covered by these contracts. Should Valero Energy successfully challenge some or all of such tariffs, we may be required to reduce these tariffs, which could adversely affect our cash flow and therefore our ability to make distributions.

Risks Related to the Acquisition of the East Coast Asphalt Operations

We may not realize the anticipated benefits from the acquisition of the East Coast Asphalt Operations.

Our acquisition of the East Coast Asphalt Operations may pose risks to our business. In addition to the risks ordinarily associated with an acquisition, we will also be exposed to risks specific to the East Coast Asphalt Operations, such as:

•	earnings volatility;

•	additional working capital requirements;

•	dependence on PDVSA as supplier of crude oil; and

•	the asphalt operations’ exposure to the volatility of the cost of crude oil and the price and volumes at which asphalt may be sold.

Accordingly, we may not be able to realize strategic, operational and financial benefits as a result of the East Coast Asphalt Operations acquisition, which could adversely affect our operating and financial results.

In addition, we will face certain challenges as we work to integrate the asphalt operations into our business. In particular, the acquisition of the East Coast Asphalt Operations, by adding two refineries, expands our operations and the types of businesses in which we engage, significantly expanding our geographic scope and increasing the number of our employees, thereby presenting us with significant challenges as we work to manage the increase in scale resulting from the acquisition. We must integrate a large number of systems, both operational and administrative, which we have not historically used in our operations. Delays in this process could have a material adverse effect on our revenues, expenses, operating results and financial condition. In addition, events outside of our control, including changes in state and federal regulation and laws as well as economic trends, also could adversely affect our ability to realize the anticipated benefits from the acquisition of the East Coast Asphalt Operations.

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

Our future financial and operating flexibility may be adversely affected by our significant leverage and by restrictions in our debt agreements.

As of March 31, 2008, our consolidated debt was $2.2 billion. Among other things, our significant leverage may be viewed negatively by credit rating agencies, which could result in increased costs for us to access the capital markets. NuStar Logistics and NuPOP have senior unsecured ratings of Baa3 with Moody’s Investor Service and BBB minus with Standard & Poors and Fitch, all with a negative outlook. The negative outlook was assigned by the credit rating agencies as a result of our acquisition of the East Coast Asphalt Operations. Any future downgrade of the debt issued by these wholly owned subsidiaries could significantly increase our capital costs or adversely affect our ability to raise capital in the future.

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

The East Coast Asphalt Operations are dependent upon a steady supply of crude oil from PDVSA, the national oil company of Venezuela, and the Venezuelan economic and political environment may disrupt our supply of crude oil.

The terms of the acquisition of the East Coast Asphalt Operations include commitments, over a minimum seven-year period, to purchase from PDVSA an annual average of 75,000 barrels per day of crude oil and provide us with a right of first offer to purchase up to 4,000,000 barrels of paving grade asphalt and 4,750,000 barrels of roofing flux asphalt each year for marketing and sale.

Venezuela has been experiencing political, economic and social turmoil, including labor strikes and demonstrations. Such instability could severely affect PDVSA’s production or delivery of crude oil or asphalt. Further, we may be forced to replace a portion of the crude oil we would normally have purchased under our PDVSA crude oil supply contract with purchases of crude oil on the spot market on pricing and credit terms that are less favorable than we would have obtained under the PDVSA crude oil supply contract. The pricing terms of our crude oil supply contract with PDVSA will be designed to provide a measure of stability to our refining margins. If we are required to make purchases on the spot market instead of under our contract, we will lose this protection. As a result, if we experience disruption to our purchases of crude oil under the PDVSA crude oil supply contract, we could experience additional volatility in our earnings and cash flow.

Additionally, the Paulsboro refinery and the Savannah refinery are optimized to process specific types of crude oil that are only produced in Venezuela. Processing alternate crudes would result in reduced refinery run rates, significantly reduced production and additional capital expenditures, which could be material. Accordingly, any disruption of our supply of crude oil from Venezuela would result in substantially lower revenues and additional volatility in our earnings and cash flow.

A significant interruption or casualty loss at one of our refineries could reduce our production, particularly if not fully covered by our insurance.

As a result of the acquisition of the East Coast Asphalt Operations, our business includes owning and operating refineries. Our operations could be subject to significant interruption if one of our refineries were to experience a major accident or fire, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down. These hazards could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. We also face risks of mechanical failure and equipment shutdowns. If any of these situations occur, undamaged refinery processing units may be dependent on or interact with damaged sections of our refineries and, accordingly, are also subject to being shut down. In the event any of our refining facilities is forced to shut down for a significant period of time, it would have a material adverse effect on our earnings, our other results of operations and our financial condition as a whole.

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

Our financial results are affected by volatile asphalt and intermediate product refining margins.

A large portion of our earnings subsequent to acquiring the East Coast Asphalt Operations will be affected by the relationship, or margin, between asphalt and other intermediate product prices and the prices for crude oil and other feedstocks. Our cost to acquire feedstocks and the price at which we can ultimately sell asphalt and other intermediate products depend upon several factors beyond our control, including regional and global supply of and demand for crude oil, asphalt and other feedstocks and intermediate and refined products. These in turn depend on, among other things, the availability and quantity of imports, the production levels of domestic and foreign suppliers, levels of intermediate and refined product inventories, U.S. relationships with foreign governments, political affairs, and the extent of governmental regulation.

Additionally, crude oil prices and prices for the asphalt and intermediate products produced by the East Coast Asphalt Operations may not fluctuate consistently. Typically, increases in the prices of asphalt and intermediate products lag behind increases in the price of crude oil. Furthermore, much of the asphalt produced by the East Coast Asphalt Operations is marketed to satisfy governmental contracts. The governmental agencies with which we contract may have budgetary constraints that limit their ability to absorb higher asphalt prices. Therefore, when crude oil prices rise, as they have since we acquired the East Coast Asphalt Operations, our results of operations in our refining and marketing segment may be significantly negatively impacted due to lower margins resulting from an inability to increase the prices of asphalt and intermediate products to the same degree as increases in the price of crude oil. Our increased exposure to unstable commodity prices will increase the volatility of our earnings.

The price volatility of crude oil and refined products can reduce our revenues and ability to make distributions to our unitholders.

Expected revenues from the acquisition of the East Coast Asphalt Operations will be mostly generated by the refining of crude oil into asphalt products and other products and the marketing thereof. The price and market value of crude oil and refined products is volatile. Our revenues will be adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of our inventory. Future price volatility could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.

Hedging transactions may limit our potential gains or result in significant financial losses.

In order to manage our exposure to commodity price fluctuations associated with our refining and marketing segment, including the East Coast Asphalt Operations, we currently engage in crude oil and refined product hedges, typically exchange-traded futures contracts. While intended to reduce the effects of volatile crude oil and refined product prices, such transactions, depending on the hedging instrument used, may limit our potential gains if crude oil and refined product prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	production is substantially less than expected;

•	the counterparties to our futures contracts fail to perform under the contracts; or

•	there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices received.

The accounting standards regarding hedge accounting are complex, and even when we engage in hedging transactions that are effective economically, these transactions may not be considered effective for accounting purposes. Accordingly, our financial statements will reflect increased volatility due to these hedges, even when there is no underlying economic impact at that point. In addition, it is not always possible for us to engage in a hedging transaction that completely mitigates our exposure to commodity prices. Our financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into a completely effective hedge.

The operating results for the East Coast Asphalt Operations will be seasonal and generally lower in the first and fourth quarters of the year.

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

The specialty asphalt products produced at the refineries of the East Coast Asphalt Operations provide precise performance attributes to our customers’ products. If a product fails to perform in a manner consistent with the detailed quality specifications required by the customer, the customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. A successful claim or series of claims against us could result in a loss of one or more customers and diminish our ability to make distributions to unitholders.

We may incur liabilities from refining assets acquired in the acquisition of the East Coast Asphalt Operations. These costs and liabilities may not be covered by indemnification rights we will have against the sellers of the assets.

Some of the assets included in the East Coast Asphalt Operations have been used for many years to refine and store asphalt products. Releases may have occurred in the past which could require costly future remediation. If a significant release or event occurred in the past, the liability for which was not retained by the seller, or for which indemnification from the seller is not available, it could adversely affect our financial position and results of operations.

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

Item 6.	Exhibits

*Exhibit 10.01	Services Agreement, effective January 1, 2008, between NuStar GP, LLC and NuStar Energy L.P.

*Exhibit 12.01	Statement of Computation of Ratio of Earnings to Fixed Charges.

*Exhibit 31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002).

*Exhibit 32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

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
May 9, 2008

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
May 9, 2008

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
May 9, 2008