Form 10-Q
period 2008-06-30
NuStar Energy L.P.
filed 2008-08-08
CIK 1110805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☐    No  ☒

The number of common units outstanding as of August 1, 2008 was 54,460,549.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,138	$89,838
Accounts receivable, net of allowance for doubtful accounts of $321 and $365 as of June 30, 2008 and December 31, 2007, respectively	356,581	130,354
Receivable from related party	—	786
Inventories	548,034	88,532
Other current assets	69,193	37,624

Total current assets	1,034,946	347,134

Property, plant and equipment, at cost	3,493,453	2,944,116
Accumulated depreciation and amortization	(511,551)	(452,030)

Property, plant and equipment, net	2,981,902	2,492,086
Intangible assets, net	44,422	47,762
Goodwill	784,494	785,019
Investment in joint ventures	83,816	80,366
Deferred income tax asset	10,766	10,622
Deferred charges and other assets, net	55,050	20,098

Total assets	$4,995,396	$3,783,087

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$660	$663
Accounts payable	419,014	163,309
Payable to related party	3,081	—
Notes payable	15,798	—
Accrued interest payable	24,274	17,725
Accrued liabilities	51,626	47,189
Taxes other than income taxes	15,111	10,157
Income taxes payable	4,404	3,442

Total current liabilities	533,968	242,485

Long-term debt, less current portion	2,166,355	1,445,626
Long-term payable to related party	6,677	5,684
Deferred income tax liability	35,077	34,196
Other long-term liabilities	64,018	60,264
Commitments and contingencies (Note 6)
Partners’ equity:
Limited partners (54,460,549 and 49,409,749 common units outstanding as of June 30, 2008 and December 31, 2007, respectively)	2,117,901	1,926,126
General partner	45,714	41,819
Accumulated other comprehensive income	25,686	26,887

Total partners’ equity	2,189,301	1,994,832

Total liabilities and partners’ equity	$4,995,396	$3,783,087

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Service revenues	$180,555	$162,940	$360,671	$323,293
Product sales	1,197,025	158,092	1,609,683	294,563

Total revenues	1,377,580	321,032	1,970,354	617,856
Costs and expenses:
Cost of product sales	1,175,916	148,061	1,568,925	275,988
Operating expenses:
Third parties	77,190	63,060	141,319	122,939
Related party	29,738	22,384	54,059	43,717

Total operating expenses	106,928	85,444	195,378	166,656
General and administrative expenses:
Third parties	9,152	8,366	15,413	13,468
Related party	10,392	9,215	20,214	19,021

Total general and administrative expenses	19,544	17,581	35,627	32,489
Depreciation and amortization expense	34,830	27,860	64,876	55,202

Total costs and expenses	1,337,218	278,946	1,864,806	530,335

Operating income	40,362	42,086	105,548	87,521
Equity earnings from joint ventures	1,749	1,746	3,950	3,357
Interest expense, net	(24,934)	(19,452)	(41,799)	(38,306)
Other income, net	631	17,100	10,540	23,723

Income before income tax expense	17,808	41,480	78,239	76,295
Income tax expense	3,718	1,783	8,280	5,475

Net income	14,090	39,697	69,959	70,820
Less net income applicable to general partner	(5,885)	(5,118)	(12,087)	(9,572)

Net income applicable to limited partners	$8,205	$34,579	$57,872	$61,248

Weighted average number of basic units outstanding	54,372,035	46,809,749	51,890,892	46,809,749

Net income per unit applicable to limited partners	$0.15	$0.74	$1.12	$1.31

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$69,959	$70,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	64,876	55,202
Amortization of debt related items	(3,170)	(2,676)
Gains on sales of assets	(5,318)	(659)
Provision for deferred income taxes	1,386	1,071
Equity earnings from joint ventures	(3,950)	(3,357)
Distributions of equity earnings from joint ventures	500	544
Changes in current assets and current liabilities (Note 12)	(98,394)	(11,314)
Other, net	2,452	(2,194)

Net cash provided by operating activities	28,341	107,437

Cash Flows from Investing Activities:
Reliability capital expenditures	(16,918)	(11,957)
Strategic and other capital expenditures	(75,796)	(101,776)
Acquisition	(803,184)	—
Proceeds from sale of assets	6,368	1,342
Other	24	186

Net cash used in investing activities	(889,506)	(112,205)

Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings, net of issuance costs	1,632,247	266,462
Proceeds from short-term debt borrowings	469,600	—
Proceeds from senior note offering, net of issuance costs	346,308	—
Long-term debt repayments	(1,272,553)	(172,567)
Short-term debt repayments	(465,159)	(4,257)
Proceeds from issuance of common units, net of issuance costs	236,215	—
Contributions from general partner	5,025	—
Distributions to unitholders and general partner	(115,529)	(95,390)
Decrease in cash book overdrafts	(2,794)	(134)
Other	—	(12)

Net cash provided by (used in) financing activities	833,360	(5,898)

Effect of foreign exchange rate changes on cash	(895)	6,053

Net decrease in cash and cash equivalents	(28,700)	(4,613)
Cash and cash equivalents at the beginning of the period	89,838	68,838

Cash and cash equivalents at the end of the period	$61,138	$64,225

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION, OPERATIONS AND ACCOUNTING PRONOUNCEMENTS

Organization

NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is a publicly held Delaware limited partnership engaged in crude oil and refined product transportation, terminalling and storage, and asphalt and fuels marketing. NuStar Energy has terminal facilities in 29 U.S. states, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom. As used in this report, references to “we,” “us,” “our” or the “Partnership” collectively refer, depending on the context, to NuStar Energy or a wholly owned subsidiary of NuStar Energy.

NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH), a publicly held Delaware limited liability company, owns our general partner, Riverwalk Logistics, L.P., which owns our 2% general partner interest. As of June 30, 2008, NuStar GP Holdings, through various subsidiaries, also owned limited partner units, resulting in a combined ownership of 20.4% of our partnership interests. The remaining 79.6% limited partnership interests were held by public unitholders.

These unaudited consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned entities are accounted for using the equity method of accounting.

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all disclosures made are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2008 and 2007 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements as of that date. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Operations

Our operations are managed by NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings and the general partner of Riverwalk Logistics, L.P.

We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP), formerly Kaneb Pipe Line Operating Partnership, L.P. We have three business segments: storage, transportation and asphalt and fuels marketing.

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

EITF 07-4

In March 2008, the FASB ratified its consensus on EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (EITF No. 07-4). EITF No. 07-4 applies to master limited partnerships with incentive distribution rights (IDRs) that are accounted for as equity interests. EITF 07-4 states that IDRs are participating securities under Statement No. 128 and should be allocated earnings in the calculation of earnings per share. This allocation of earnings would be limited to the amounts distributable to the IDR holders in accordance with the partnership agreement. Retrospective application for comparative periods presented is required. EITF No. 07-4 is effective January 1, 2009, and early application is not permitted. Accordingly, we will not adopt the provisions of EITF No. 07-4 until January 1, 2009, and we do not expect it to materially affect our computation of earnings per unit.

FASB Staff Position FAS 142-3

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Accordingly, we will not adopt the provisions of FSP FAS 142-3 until January 1, 2009. We do not expect FSP FAS 142-3 to materially affect our financial position or results of operations.

Reclassifications

Certain previously reported amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

2.	ACQUISITIONS

CITGO Asphalt Refining Company Asphalt Operations and Assets

On March 20, 2008, we completed our acquisition of CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations) for approximately $808.5 million, including inventory and transaction costs. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals. The facilities located in Paulsboro, New Jersey, Savannah, Georgia and Wilmington, North Carolina have storage capacities of 3.4 million barrels, 1.2 million barrels, and 0.2 million barrels, respectively. The East Coast Asphalt Operations market asphalt through fifteen terminals with a total storage capacity of approximately 2.1 million barrels that are leased from various third parties.

We funded the acquisition with proceeds from our common unit offerings in November 2007 and April 2008, related contributions from our general partner to maintain its 2% interest, proceeds from our issuance of $350.0 million of senior notes and borrowings under our revolving credit agreement. The results of operations for the refineries, including the two related terminals in Paulsboro and Savannah, as well as the associated marketing activities, are included in the asphalt and fuels marketing segment. The results of operations for the Wilmington terminal are included in the storage segment.

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

Cash paid for the East Coast Asphalt Operations	$801,686
Transaction costs	1,498

Total cash paid	803,134
Fair value of liabilities assumed	5,307

Purchase price	$808,491

Inventory	$327,312
Other current assets	1,439
Property, plant and equipment	452,021
Other noncurrent assets	27,719

Purchase price	$808,491

The condensed statements of income include the results of operations for the East Coast Asphalt Operations commencing on March 20, 2008. As a result, information provided for the three months ended June 30, 2008 presented below represents actual results of operations. The unaudited pro forma financial information for the three months ended June 30, 2007 and six months ended June 30, 2008 and 2007 presented below combines the historical financial information for the East Coast Asphalt Operations and the Partnership for those periods. This information assumes the following:

•	we completed the acquisition of the East Coast Asphalt Operations on January 1, 2007;

•	we issued approximately 7.7 million common units;

•	we received a contribution from our general partner of approximately $8.0 million to maintain its 2% interest;

•	we issued $350.0 million of 7.65% senior notes; and

•	we borrowed approximately $69.0 million under our revolving credit agreement.

The following unaudited pro forma information is not necessarily indicative of the results of future operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$1,377,580	$892,716	$2,150,207	$1,435,173
Operating income	40,362	77,367	114,101	129,512
Net income	14,090	67,194	70,480	97,242
Net income per unit applicable to limited partners	$0.15	$1.12	$1.06	$1.58

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	INVENTORIES

Inventories consisted of the following:

	June 30, 2008	December 31, 2007
	(Thousands of Dollars)
Refinery feedstocks	$158,714	$—
Finished products	389,320	88,532

Total	$548,034	$88,532

Our “Refinery feedstocks” consist of crude oil. Our “Finished products” consist of asphalt, intermediates, gasoline, distillates and other petroleum products.

4.	NOTES PAYABLE

Term Loan Agreement

On March 20, 2008, we closed on a $124.0 million term loan agreement (the Term Loan Agreement), all of which was used to fund a portion of our acquisition of the East Coast Asphalt Operations. The $124.0 million balance on the Term Loan Agreement was paid in full on April 2, 2008 with the proceeds from our equity offering (See Note 11. Partners’ Equity).

Lines of Credit

We have three short-term lines of credit with an uncommitted borrowing capacity of up to $65.0 million. During the six months ended June 30, 2008, we borrowed $345.6 million and repaid $337.6 million under our uncommitted, short-term lines of credit based on current working capital needs. As of June 30, 2008, we had outstanding borrowings of $8.0 million at an interest rate of 3.6% on one of our uncommitted, short-term lines of credit. The interest rates and maturities on our uncommitted, short-term lines of credit vary and are determined at the time of the borrowing. The interest rates for these lines fluctuate with the Federal Funds rate.

5.	LONG-TERM DEBT

7.65% Senior Notes

On April 4, 2008, NuStar Logistics issued $350.0 million of 7.65% senior notes, issued under our $3.0 billion shelf registration statement, for net proceeds of $346.3 million. The net proceeds were used to repay a portion of the outstanding principal balance under our revolving credit agreement. The interest on the 7.65% senior notes is payable semi-annually in arrears on April 15 and October 15 of each year beginning on October 15, 2008. The notes will mature on April 15, 2018.

The 7.65% senior notes rank equally with existing senior unsecured indebtedness of NuStar Logistics. These notes do not have sinking fund requirements. The 7.65% senior notes issued by NuStar Logistics are fully and unconditionally guaranteed by NuStar Energy and NuPOP. NuPOP will be released from its guarantee when it no longer guarantees any obligations of NuStar Energy, or any of its subsidiaries, including NuStar Logistics, under any bank facility or public debt instrument. The 7.65% senior notes contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the notes. In addition, the 7.65% senior notes limit NuStar Logistics’ ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions. At the option of NuStar Logistics, the 7.65% senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. The interest rate payable on the notes is subject to adjustment if our debt rating is downgraded (or subsequently upgraded) by certain credit agencies.

Revolving Credit Agreement

During the six months ended June 30, 2008, we borrowed $1.6 billion under our $1.25 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement) to fund our acquisition of the East Coast Asphalt Operations, a portion of our capital expenditures and working capital requirements. Additionally, we repaid $1.3 billion during the six months ended June 30, 2008, which included some of the proceeds from the equity offering in April 2008, the

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

related contribution from our general partner and the sale of the 7.65% senior notes on April 4, 2008. The 2007 Revolving Credit Agreement bears interest based on either an alternative base rate or a LIBOR based rate, which was 3.2% as of June 30, 2008. As of June 30, 2008, we had $343.5 million available for borrowing under the 2007 Revolving Credit Agreement.

Gulf Opportunity Zone Revenue Bonds

On June 26, 2008, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued $56.2 million of Revenue Bonds (NuStar Logistics, L.P. Project) Series 2008 associated with the St. James terminal expansion. The bonds mature on June 1, 2038. The interest rate is based on a tax-exempt bond market interest rate, which was 1.5% as of June 30, 2008, and is paid monthly. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request for reimbursement of expenditures related to the St. James terminal expansion. As of June 30, 2008, we have received $47.6 million from the trustee, of which $0.6 million was used to pay bond issuance costs. As of June 30, 2008, the remaining funds in trust are included in “Deferred charges and other assets, net,” and the $56.2 million obligation is included in “Long-term debt, less current portion” in our consolidated balance sheets.

NuStar Logistics is solely obligated to service the principal and interest payments associated with the bonds. One of the lenders under our 2007 Revolving Credit Agreement issued a letter of credit in the amount of $56.9 million on our behalf, to guarantee the payment of interest and principal on the bonds. This letter of credit ranks equally with existing senior unsecured indebtedness of NuStar Logistics and was issued under our 2007 Revolving Credit Agreement.

6.	COMMITMENTS AND CONTINGENCIES

Litigation and Environmental Matters

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of June 30, 2008, we have recorded $1.0 million of accruals related to settled matters and $48.3 million of accruals for contingent losses. The actual payment of any amounts accrued and the timing of such payments ultimately made is uncertain. We believe that should we be unable to successfully defend ourselves in any of these matters, the ultimate payment of any or all of the amounts reserved would not have a material adverse effect on our financial position or liquidity. However, if any actual losses ultimately exceed the amounts accrued, there could be a material adverse effect on our results of operations.

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

Department of Justice Matter. The DOJ advised us that Region VII of the U.S. Environmental Protection Agency (the EPA) has requested that the DOJ initiate a lawsuit against NuPOP for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure Plans (SPCC Plans) at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. We are currently in settlement negotiations with the DOJ to resolve these matters.

EPA Investigation. On November 14, 2006, agents of the EPA presented a search warrant issued by a U.S. District Court at one of our terminals. Since then, we have been served with additional subpoenas. The search warrant and subpoenas all seek information regarding allegations of potential illegal conduct by us, certain of our subsidiaries and/or our employees concerning compliance with certain environmental and safety laws and regulations. We have cooperated fully with the U.S. Attorney and the EPA in producing documents in response to the subpoenas. Although the U.S. Attorney has indicated that they intend to seek criminal penalties and fines as a result of alleged violations of environmental laws at the terminal, we are currently in negotiations with the U.S. Attorney and the EPA to resolve this matter.

There can be no assurances that the conclusion of the U.S. Attorney’s and the EPA’s investigation will not result in a determination that we violated applicable laws. If we are found to have violated such laws, we could be subject to fines, civil penalties and criminal penalties. A final determination that we violated applicable laws could, among other things, result in our debarment from future federal government contracts. If any of the consequences described above ultimately occur, it is reasonably possible that the effects could be material to our results of operations in the period we would be required to record a liability, and could be material to our cash flows in the periods we would be required to pay such liability.

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

Commitments

Simultaneously with the closing of the East Coast Asphalt Operations, we entered into a commitment to purchase from an affiliate of Petróleos de Venezuela S. A. (PDVSA), the national oil company of Venezuela, over a minimum seven-year period, an annual average of 75,000 barrels per day of crude oil. The value of this commitment will fluctuate as the pricing is determined by a market based pricing formula using published market indices, subject to adjustment based on the price of Mexican Maya crude.

During the six months ended June 30, 2008, we entered into a ten-year lease commitment for three tugs and two barges to be utilized at our St. Eustatius facility totaling approximately $68.0 million.

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

The following assets and liabilities are measured at fair value on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Inventory (FAS 133)	$1,025	$—	$—	$1,025
Other current assets - Product imbalances	—	26,485	—	26,485
Deferred charges and other assets, net - Interest rate swaps	—	547	—	547
Accrued liabilities:
Derivatives	(6,482)	—	—	(6,482)
Firm commitments (FAS 133)	(48)	—	—	(48)
Product imbalances	—	(21,589)	—	(21,589)

Total	$(5,505)	$5,443	$—	$(62)

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

Derivatives

A portion of our product inventories and related firm commitments qualify for fair value hedge treatment under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement No. 133). The fair value of the respective hedged items is determined using quoted public spot market prices. As of December 31, 2007, the portion of our product inventory that qualifies for fair value hedge treatment under Statement No. 133 was $1.6 million, and there were no related firm commitments.

Our commodity derivative instruments consist of futures contracts and swaps traded on the NYMEX; therefore, the fair values of these contracts are based on quoted prices in active markets. We have consistently applied these valuation techniques in all periods presented. As of December 31, 2007, the fair value of our derivative instruments included in “Accrued liabilities” on our consolidated balance sheets was $4.6 million.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	DERIVATIVES, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES

We utilize various derivative instruments to: (i) manage our exposure to commodity price risk, (ii) engage in a trading program and (iii) manage our exposure to interest rate risk. Our risk management policies and procedures are designed to monitor interest rates, NYMEX and over-the-counter positions, as well as physical volumes, grades, locations and delivery schedules to help ensure that our hedging activities address our market risks. We have a risk management committee that oversees our trading controls and procedures and certain aspects of risk management. Our risk management group also approves all new risk management strategies in accordance with our Risk Management Policy, approved in 2007 by our board of directors.

Commodity Price Risk

We are exposed to commodity price risk with respect to our product inventories and related firm commitments to purchase and/or sell such inventories. We utilize futures contracts and swaps traded on the NYMEX to manage our exposure to changes in the fair value of our product inventories and related firm commitments. Derivative instruments designated and qualifying as fair value hedges under Statement No. 133 are recorded in the consolidated balance sheet as assets or liabilities at fair value with mark-to-market adjustments recorded in “Cost of product sales.” The offsetting gain or loss on the associated hedged physical inventory is recognized concurrently in “Cost of product sales.” During the three and six months ended June 30, 2008, we recorded a $0.1 million gain and $0.6 million loss, respectively, representing the changes in both the fair value of inventories and firm commitments designated as the hedged items in qualifying fair value hedge relationships. This resulted in losses of $0.8 million and $1.4 million during the three and six months ended June 30, 2008, respectively, due to the ineffectiveness of our fair value hedges. The ineffectiveness is recorded in “Cost of product sales” in the consolidated statements of income. No component of the associated derivative instruments’ gains or losses was excluded from our assessment of hedge ineffectiveness.

We record derivative instruments that do not qualify for hedge accounting under Statement No. 133 in the consolidated balance sheet as assets or liabilities at fair value with mark-to-market adjustments recorded in “Cost of product sales.”

From time to time, we also enter into derivative commodity instruments based on our analysis of market conditions in order to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges. We record these derivatives in the consolidated balance sheet as assets or liabilities at fair value with mark-to-market adjustments recorded in “Product sales.”

The earnings impact of our derivative activity was as follows:

	Mark-to- market, net	Settled	Total
	(Thousands of Dollars)
Three Months Ended June 30, 2008:
Commodity price-risk hedging loss	$(468)	$(83,306)	$(83,774)
Trading gain (loss)	1,296	(1,875)	(579)

Total	$828	$(85,181)	$(84,353)

Six Months Ended June 30, 2008:
Commodity price-risk hedging loss	$(2,891)	$(86,822)	$(89,713)
Trading gain (loss)	400	(1,624)	(1,224)

Total	$(2,491)	$(88,446)	$(90,937)

Prior to the third quarter of 2007, we had not entered into any commodity derivatives.

The commodity price-risk hedging losses include a $61.3 million and $60.7 million hedging loss for the three months and six months ended June 30, 2008, respectively, associated with certain crude oil and intermediate product futures contracts. We entered into these contracts concurrently with our acquisition of the East Coast Asphalt Operations to limit the volatility from price fluctuations on a portion of the inventory we acquired. However, the price of crude oil increased dramatically. As a result, we terminated the contracts prior to their expiration and recognized a loss. As of

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2008, we did not have any derivative contracts related to the inventories of the East Coast Asphalt Operations.

Interest Rate Swaps

We are a party to certain interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. We account for the interest rate swaps as fair value hedges and recognize the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. The interest rate swap contracts qualify for the shortcut method of accounting prescribed by Statement No. 133. As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged debt. As of June 30, 2008, the weighted-average interest rate for our interest rate swaps was 4.9%.

Concentration of Credit Risk

We are exposed to credit risk on our hedging instruments in the event of nonperformance by counterparties. However, because our hedging activities are transacted only with highly rated institutions, we do not anticipate nonperformance by any of these counterparties.

9.	OTHER INCOME

Other income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
Sale or disposal of fixed assets	$1,068	$(739)	$5,318	$577
Business interruption insurance	—	7,092	3,504	7,092
2007 Services Agreement termination fee	—	13,000	—	13,000
Legal settlements	—	—	—	5,508
Foreign exchange (losses) gains	(795)	(2,971)	1,018	(3,372)
Other	358	718	700	918

Other income, net	$631	$17,100	$10,540	$23,723

The business interruption insurance amount consists of insurance proceeds related to lost earnings at our pipelines and terminals that serve Valero Energy Corporation’s McKee refinery, which experienced a fire in February 2007.

Prior to our separation from Valero Energy Corporation (Valero Energy), the employees of NuStar GP, LLC were provided to us under the terms of various services agreements between us and Valero Energy. Although Valero Energy no longer provided employees to work directly on our behalf, Valero Energy continued to provide certain services to us under the terms of a services agreement dated December 22, 2006 (the 2007 Services Agreement). On April 16, 2007, Valero Energy exercised its option to terminate the 2007 Services Agreement. In accordance with the terms of the 2007 Services Agreement, Valero Energy paid us a termination fee of $13.0 million in May 2007 and continued providing certain services over a period of time sufficient to allow us to assume those functions by the end of 2007.

10.	RELATED PARTY TRANSACTIONS

Our operations are managed by the general partner of our general partner, NuStar GP, LLC. The employees of NuStar GP, LLC perform services for our U.S. operations as well as for NuStar GP Holdings, LLC, the parent of NuStar GP, LLC. Certain of our wholly owned subsidiaries employ persons who perform services for our international operations. We reimburse NuStar GP, LLC for our portion of costs related to its employees. We had a payable of $3.1 million as of June 30, 2008 to NuStar GP, LLC and a receivable of $0.8 million as of December 31, 2007 from NuStar GP, LLC, with both amounts representing payroll and benefit plan costs, net of payments made by us. We also had a long-term payable as of June 30, 2008 and December 31, 2007 of $6.7 million and $5.7 million, respectively, to NuStar GP, LLC related to amounts payable for retiree medical benefits and other post-employment benefits.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
Operating expenses	$29,738	$22,384	$54,059	$43,717
General and administrative expenses	10,392	9,215	20,214	19,021

GP Services Agreement

On April 24, 2008, the boards of directors of NuStar GP, LLC and NuStar GP Holdings approved (i) the termination of the Administration Agreement, dated July 16, 2006, between NuStar GP Holdings and NuStar GP, LLC (the Administration Agreement) and (ii) the adoption of a services agreement between NuStar GP, LLC and NuStar Energy (the GP Services Agreement). All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC.

Under the Administration Agreement, NuStar GP Holdings paid annual charges of $500,000, subject to certain adjustments, to NuStar GP, LLC in return for NuStar GP, LLC’s provision of all executive management, accounting, legal, cash management, corporate finance and other administrative services to NuStar GP Holdings. NuStar GP Holdings also reimbursed NuStar GP, LLC for all direct public company costs and any other direct costs, such as outside legal and accounting fees, that NuStar GP, LLC incurred while providing services to NuStar GP Holdings.

In connection with the termination of the Administration Agreement, NuStar Energy and NuStar GP, LLC entered into the GP Services Agreement, effective as of January 1, 2008. The GP Services Agreement provides that NuStar GP, LLC will furnish all administrative services necessary for the conduct of the business of NuStar Energy, and NuStar Energy will reimburse NuStar GP, LLC for all costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense).

For 2008, the Holdco Administrative Services Expense will be equal to $750,000, plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense for the 2008 fiscal year and subject to certain other adjustments. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts we allocated to NuStar GP Holdings related to the Administration Agreement and the GP Services Agreement were $0.3 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively.

11.	PARTNERS’ EQUITY

Equity Offering

On April 2, 2008, we issued 4,450,000 common units representing limited partner interests at a price of $48.75 per unit. On April 7, 2008, the underwriters acquired an additional 600,800 common units at a price of $48.75 per unit. We received net proceeds of $236.2 million and a contribution of $5.0 million from our general partner to maintain its 2% general partner interest. The proceeds were used to repay the $124.0 million balance under our Term Loan Agreement and a portion of the outstanding principal balance under our 2007 Revolving Credit Agreement.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have identified our general partner interest as participating securities and we use the two-class method when calculating “Net income per unit applicable to limited partners,” which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners are the same because we have no potentially dilutive securities outstanding.

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
Net income applicable to general partner and limited partners’ interest	$14,090	$39,697	$69,959	$70,820
Less general partner incentive distribution (a)	5,718	4,413	10,906	8,323

Net income after general partner incentive distribution	8,372	35,284	59,053	62,497
General partner interest	2%	2%	2%	2%

General partner allocation of net income after general partner incentive distribution	167	705	1,181	1,249
General partner incentive distribution	5,718	4,413	10,906	8,323

Net income applicable to general partner	$5,885	$5,118	$12,087	$9,572

(a)

For the first quarter of 2008, our net income allocation to general and limited partners reflected a total cash distribution based on the partnership interests outstanding as of March 31, 2008. We issued approximately 5.1 million common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. As such, the general partner’s portion of the actual distribution made with respect to the first quarter 2008, including the incentive distribution rights, was greater than the net income allocation to the general partner.

Cash Distributions

In April 2008, our board of directors declared a quarterly cash distribution of $0.985 per unit related to the first quarter of 2008. This distribution was paid on May 14, 2008 to unitholders of record on May 7, 2008 and totaled $60.6 million. In July 2008, our board of directors declared a quarterly cash distribution of $0.985 per unit. This distribution will be paid on August 13, 2008 to unitholders of record on August 6, 2008 and will total $60.6 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
General partner interest	$1,211	$997	$2,422	$1,951
General partner incentive distribution	5,718	4,413	11,436	8,323

Total general partner distribution	6,929	5,410	13,858	10,274
Limited partners’ distribution	53,644	44,469	107,288	87,300

Total cash distributions	$60,573	$49,879	$121,146	$97,574

Cash distributions per unit applicable to limited partners	$0.985	$0.950	$1.970	$1.865

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income

The difference between our net income and our comprehensive income resulted from foreign currency translation adjustments. Our total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
Net income	$14,090	$39,697	$69,959	$70,820
Foreign currency translation adjustment	2,079	10,352	(1,201)	11,362

Comprehensive income	$16,169	$50,049	$68,758	$82,182

12.	STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Six Months Ended June 30,
	2008	2007
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(226,068)	$1,920
Receivable from related party	786	—
Inventories	(132,379)	4,119
Other current assets	(18,382)	(408)
Increase (decrease) in current liabilities:
Accounts payable	258,565	(10,549)
Payable to related party	3,081	2,095
Accrued interest payable	6,524	(644)
Accrued liabilities	4,155	(6,158)
Taxes other than income taxes	4,424	(231)
Income taxes payable	900	(1,458)

Changes in current assets and current liabilities	$(98,394)	$(11,314)

Cash flows related to interest and income taxes were as follows:

	Six Months Ended June 30,
	2008	2007
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$42,421	$41,894

Cash paid for income taxes, net of tax refunds received	$5,798	$5,776

Non-cash investing and financing activities for the six months ended June 30, 2008 included:

•

adjustments to property, plant and equipment, inventory and certain current and noncurrent assets and liabilities resulting from a preliminary purchase price allocation related to the East Coast Asphalt Operations acquisition; and

•	the recognition of a note payable and related other current asset pertaining to insurance.

Non-cash investing and financing activities for the six months ended June 30, 2007 included:

•

adjustments to property, plant and equipment, goodwill and intangible assets resulting from adjustments to the purchase price allocations related to the St. James crude oil storage facility acquisition in December 2006; and

•	the recognition of a note payable and related other current asset pertaining to insurance.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	SEGMENT INFORMATION

Beginning in the second quarter, we revised the manner in which we internally evaluate our segment performance and made certain organizational changes. As a result, we have changed the way we report our segmental results. All product sales and related costs, including those associated with the East Coast Asphalt Operations, are included in the asphalt and fuels marketing segment. Also, the refined product terminals and crude oil storage tanks segments have been combined into the storage segment and the refined products pipelines and crude oil pipelines have been combined into the transportation segment. Previous periods have been restated to conform to this presentation.

Our operating segments consist of storage, transportation and asphalt and fuels marketing. These segments are strategic business units that offer different services, and the performance of each segment is evaluated based on operating income, before general and administrative expenses. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal services include pipeline transportation services, terminalling and storage lease services and asphalt and fuels marketing. Product sales included in our asphalt and fuels marketing segment consist of sales of asphalt and other petroleum products to third parties.

Results of operations for the reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
Revenues:
Storage:
Third party revenues	$103,762	$97,685	$208,270	$192,265
Intersegment revenues	7,898	1,655	12,503	3,489

Total storage	111,660	99,340	220,773	195,754
Transportation:
Third party revenues	76,793	65,255	152,401	131,028
Intersegment revenues	235	—	406	—

Total transportation	77,028	65,255	152,807	131,028
Asphalt and fuels marketing:
Third party revenues	1,197,025	158,092	1,609,683	294,563
Intersegment revenues	29	—	29	—

Total asphalt and fuels marketing	1,197,054	158,092	1,609,712	294,563
Consolidation and intersegment eliminations	(8,162)	(1,655)	(12,938)	(3,489)

Total revenues	$1,377,580	$321,032	$1,970,354	$617,856

Operating income (loss):
Storage	$33,842	$28,780	$73,006	$56,513
Transportation	33,758	23,536	67,075	49,330
Asphalt and fuels marketing	(6,815)	7,351	2,755	14,167
Consolidation and intersegment eliminations	(879)	—	(1,661)	—

Total segment operating income	59,906	59,667	141,175	120,010
Less general and administrative expenses	19,544	17,581	35,627	32,489

Total operating income	$40,362	$42,086	$105,548	$87,521

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total assets by reportable segment were as follows:

	June 30, 2008	December 31, 2007
	(Thousands of Dollars)
Storage	$2,173,310	$2,116,468
Transportation	1,367,935	1,373,597
Asphalt and fuels marketing	1,338,827	171,028

Total segment assets	4,880,072	3,661,093
Other partnership assets	115,324	121,994

Total consolidated assets	$4,995,396	$3,783,087

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Balance Sheet

June 30, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Current assets	$39	$721,119	$695,690	$949,722	$(1,331,624)	$1,034,946
Property, plant and equipment, net	—	946,777	658,585	1,376,540	—	2,981,902
Intangible assets, net	—	3,159	—	41,263	—	44,422
Goodwill	—	18,613	170,652	595,229	—	784,494
Investment in wholly owned subsidiaries	2,282,554	(12,962)	772,000	1,531,263	(4,572,855)	—
Investments in joint ventures	—	16,851	—	66,965	—	83,816
Deferred income tax asset	—	—	—	10,766	—	10,766
Deferred charges and other assets, net	56	25,212	271	29,511	—	55,050

Total assets	$2,282,649	$1,718,769	$2,297,198	$4,601,259	$(5,904,479)	$4,995,396

Liabilities and Partners’ Equity
Current liabilities	$119,034	$62,057	$40,812	$1,643,614	$(1,331,549)	$533,968
Long-term debt, less current portion	—	1,589,265	535,292	41,798	—	2,166,355
Long-term payable to related party	—	—	—	6,677	—	6,677
Deferred income tax liability	—	—	—	35,077	—	35,077
Other long-term liabilities	—	4,097	1,000	58,921	—	64,018
Partners’ equity	2,163,615	63,350	1,720,094	2,815,172	(4,572,930)	2,189,301

Total liabilities and partners’ equity	$2,282,649	$1,718,769	$2,297,198	$4,601,259	$(5,904,479)	$4,995,396

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Current assets	$16	$80,362	$672,940	$279,412	$(685,596)	$347,134
Property, plant and equipment, net	—	942,297	667,132	882,657	—	2,492,086
Intangible assets, net	—	3,551	—	44,211	—	47,762
Goodwill	—	18,613	170,652	595,754	—	785,019
Investment in wholly owned subsidiaries	2,327,401	1,721	730,663	1,458,721	(4,518,506)	—
Investments in joint ventures	—	16,640	—	63,726	—	80,366
Deferred income tax asset	—	—	—	10,622	—	10,622
Deferred charges and other assets, net	75	15,761	382	3,880	—	20,098

Total assets	$2,327,492	$1,078,945	$2,241,769	$3,338,983	$(5,204,102)	$3,783,087

Liabilities and Partners’ Equity
Current liabilities	$359,547	$53,665	$30,030	$484,764	$(685,521)	$242,485
Long-term debt, less current portion	—	865,105	538,893	41,628	—	1,445,626
Long-term payable to related party	—	—	—	5,684	—	5,684
Deferred income tax liability	—	—	—	34,196	—	34,196
Other long-term liabilities	—	3,984	1,520	54,760	—	60,264
Partners’ equity	1,967,945	156,191	1,671,326	2,717,951	(4,518,581)	1,994,832

Total liabilities and partners’ equity	$2,327,492	$1,078,945	$2,241,769	$3,338,983	$(5,204,102)	$3,783,087

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended June 30, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$74,165	$36,128	$1,268,731	$(1,444)	$1,377,580
Costs and expenses	397	50,906	24,111	1,263,219	(1,415)	1,337,218

Operating (loss) income	(397)	23,259	12,017	5,512	(29)	40,362
Equity earnings (loss) in subsidiaries	14,487	(16,328)	19,836	35,731	(53,726)	—
Equity earnings from joint ventures	—	(78)	—	1,827	—	1,749
Interest expense, net	—	(17,688)	(6,225)	(1,021)	—	(24,934)
Other (expense) income, net	—	201	29	401	—	631

Income (loss) before income tax expense	14,090	(10,634)	25,657	42,450	(53,755)	17,808
Income tax expense	—	483	—	3,235	—	3,718

Net income (loss)	$14,090	$(11,117)	$25,657	$39,215	$(53,755)	$14,090

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended June 30, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$58,800	$36,569	$225,918	$(255)	$321,032
Costs and expenses	240	43,712	24,503	210,746	(255)	278,946

Operating (loss) income	(240)	15,088	12,066	15,172	—	42,086
Equity earnings (loss) in subsidiaries	39,937	(1,511)	13,406	19,161	(70,993)	—
Equity earnings from joint ventures	—	275	—	1,471	—	1,746
Interest (expense) income, net	—	(13,251)	(6,357)	156	—	(19,452)
Other income (expense), net	—	20,503	43	(3,446)	—	17,100

Income before income tax expense	39,697	21,104	19,158	32,514	(70,993)	41,480
Income tax expense	—	272	—	1,511	—	1,783

Net income	$39,697	$20,832	$19,158	$31,003	$(70,993)	$39,697

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Six Months Ended June 30, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$147,188	$71,810	$1,753,643	$(2,287)	$1,970,354
Costs and expenses	644	89,485	51,940	1,725,024	(2,287)	1,864,806

Operating (loss) income	(644)	57,703	19,870	28,619	—	105,548
Equity earnings (loss) in subsidiaries	70,681	(14,683)	41,338	72,554	(169,890)	—
Equity earnings from joint ventures	—	710	—	3,240	—	3,950
Interest expense, net	—	(28,154)	(12,433)	(1,212)	—	(41,799)
Other (expense) income, net	(78)	8,089	(8)	2,537	—	10,540

Income before income tax expense	69,959	23,665	48,767	105,738	(169,890)	78,239
Income tax expense	—	976	—	7,304	—	8,280

Net income	$69,959	$22,689	$48,767	$98,434	$(169,890)	$69,959

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Six Months Ended June 30, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$120,318	$68,232	$429,850	$(544)	$617,856
Costs and expenses	353	84,339	47,778	398,409	(544)	530,335

Operating (loss) income	(353)	35,979	20,454	31,441	—	87,521
Equity earnings (loss) in subsidiaries	71,173	(1,470)	34,219	41,915	(145,837)	—
Equity earnings from joint ventures	—	554	—	2,803	—	3,357
Interest (expense) income, net	—	(25,870)	(12,815)	379	—	(38,306)
Other income, net	—	20,650	54	3,019	—	23,723

Income before income tax expense	70,820	29,843	41,912	79,557	(145,837)	76,295
Income tax expense	—	561	—	4,914	—	5,475

Net income	$70,820	$29,282	$41,912	$74,643	$(145,837)	$70,820

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$69,959	$22,689	$48,767	$98,434	$(169,890)	$69,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	—	23,904	12,912	28,060	—	64,876
Equity earnings, net of distributions	44,848	14,473	(41,338)	(75,782)	54,349	(3,450)
Changes in current assets and liabilities and other	(960)	(7,969)	(6,267)	(87,848)	—	(103,044)

Net cash provided by (used in) operating activities	113,847	53,097	14,074	(37,136)	(115,541)	28,341

Cash flows from investing activities:
Capital expenditures	—	(27,263)	(4,250)	(61,201)	—	(92,714)
Acquisition	—	—	—	(803,184)	—	(803,184)
Proceeds from sale of assets	—	4,362	—	2,006	—	6,368
Other	—	—	—	24	—	24

Net cash used in investing activities	—	(22,901)	(4,250)	(862,355)	—	(889,506)

Cash flows from financing activities:
Debt borrowings	—	2,101,847	—	—	—	2,101,847
Debt repayments	—	(1,737,712)	—	—	—	(1,737,712)
Senior note offering, net	—	346,308	—	—	—	346,308
Issuance of common units, net of issuance costs	236,215	—	—	—	—	236,215
General partner contribution	5,025	—	—	—	—	5,025
Distributions to unitholders and general partner	(115,529)	(115,529)	—	(12)	115,541	(115,529)
Net intercompany borrowings (repayments)	(239,558)	(634,903)	(9,166)	883,627	—	—
Other	—	(4,001)	—	1,207	—	(2,794)

Net cash provided by (used in) financing activities	(113,847)	(43,990)	(9,166)	884,822	115,541	833,360

Effect of foreign exchange rate changes on cash	—	7,091	—	(7,986)	—	(895)
Net increase (decrease) in cash and cash equivalents	—	(6,703)	658	(22,655)	—	(28,700)
Cash and cash equivalents at the beginning of the period	7	12,284	122	77,425	—	89,838

Cash and cash equivalents at the end of the period	$7	$5,581	$780	$54,770	$—	$61,138

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$70,820	$29,282	$41,912	$74,643	$(145,837)	$70,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	—	22,269	12,496	20,437	—	55,202
Equity earnings, net of distributions	24,217	916	(34,219)	(44,164)	50,437	(2,813)
Changes in current assets and liabilities and other	(526)	2,000	(5,274)	(11,972)	—	(15,772)

Net cash provided by (used in) operating activities	94,511	54,467	14,915	38,944	(95,400)	107,437

Cash flows from investing activities:
Capital expenditures	—	(29,308)	(4,730)	(79,695)	—	(113,733)
Proceeds from sale of assets	—	—	7	1,335	—	1,342
Other	—	(60)	55	191	—	186

Net cash provided by (used in) investing activities	—	(29,368)	(4,668)	(78,169)	—	(112,205)

Cash flows from financing activities:
Long-term debt borrowings	—	266,462	—	—	—	266,462
Debt repayments	—	(176,824)	—	—	—	(176,824)
Distributions to unitholders and general partner	(95,390)	(95,390)	—	(10)	95,400	(95,390)
Net intercompany borrowings (repayments)	879	(30,958)	(10,651)	40,730	—	—
Other	—	6	—	(152)	—	(146)

Net cash provided by (used in) financing activities	(94,511)	(36,704)	(10,651)	40,568	95,400	(5,898)

Effect of foreign exchange rate changes on cash	—	350	—	5,703	—	6,053
Net increase in cash and cash equivalents	—	(11,255)	(404)	7,046	—	(4,613)
Cash and cash equivalents at the beginning of the period	137	12,345	992	55,364	—	68,838

Cash and cash equivalents at the end of the period	$137	$1,090	$588	$62,410	$—	$64,225

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy L.P., NuStar Logistics or NuPOP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2007, Part I, Item 1A “Risk Factors,” as well as our subsequent quarterly reports on Form 10-Q, Part II, Item 1A “Risk Factors,” for a discussion of certain of those risks, uncertainties and assumptions.

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

Overview

NuStar Energy L.P. (NuStar Energy) is a publicly held Delaware limited partnership engaged in crude oil and refined products transportation, liquids terminalling and storage, and asphalt and fuels marketing. NuStar Energy has terminal facilities in 29 U.S. states, the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom.

As used in this report, references to “we,” “us,” “our” or the “Partnership” collectively refer, depending on the context, to NuStar Energy or a wholly owned subsidiary of NuStar Energy.

We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP), formerly Kaneb Pipe Line Operating Partnership, L.P. Beginning in the second quarter, we revised the manner in which we evaluate our segment performance and made certain organizational changes. As a result, we have changed the way we report our segmental results. All product sales and related costs, including those associated with the East Coast Asphalt Operations, are included in the asphalt and fuels marketing segment. Also, the refined product terminals and crude oil storage tanks segments have been combined into the storage segment and the refined products pipelines and crude oil pipelines have been combined into the transportation segment. Previous periods have been restated to conform to this presentation. Our operations are divided into three reportable business segments: storage, transportation and asphalt and fuels marketing.

Storage. We own 52 terminals in the United States that provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including one that provides storage services for crude oil and other feedstocks, and we own international refined product terminal operations on the island of St. Eustatius in the Caribbean, Point Tupper in Nova Scotia, Canada, the United Kingdom, the Netherlands and Nuevo Laredo in Mexico. We also own 60 crude oil and intermediate feedstock storage tanks and related assets that store and deliver crude oil and intermediate feedstock to Valero Energy Corporation’s (Valero Energy) refineries in Benicia, California, Corpus Christi, Texas, Texas City, Texas and Three Rivers, Texas.

Transportation. We own common carrier refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 6,251 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. We also own 755 miles of crude oil pipelines which transport crude oil and other feedstocks, such as gas oil, from various points in

Texas, Oklahoma, Kansas and Colorado to Valero Energy’s McKee, Three Rivers and Ardmore refineries as well as associated crude oil storage facilities in Texas and Oklahoma that are located along the crude oil pipelines. We also own an interest in 57 miles of crude oil pipeline in Illinois, which serves ConocoPhillips’ Wood River refinery.

Asphalt and Fuels Marketing. Our product sales include the sale of asphalt, gasoline and distillates, bunker fuel and other petroleum products. On March 20, 2008, we completed our acquisition of CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations) for approximately $808.5 million, including inventory and transaction costs. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals. The facilities located in Paulsboro, New Jersey, Savannah, Georgia and Wilmington, North Carolina have storage capacities of 3.4 million barrels, 1.2 million barrels and 0.2 million barrels, respectively. The results of operations for the refineries, including the two related terminals in Paulsboro and Savannah, as well as the associated marketing activities, are included in the asphalt and fuels marketing segment. The results of operations for the Wilmington terminal are included in the storage segment.

The activities of the asphalt and fuels marketing segment expose us to the risk of fluctuations in commodity prices, which directly impact the results of operations for the asphalt and fuels marketing segment. We enter into derivative contracts to mitigate the effect of commodity price fluctuations. On a limited basis, we also enter into derivative commodity instruments based on our analysis of market conditions in order to profit from market fluctuations.

Concurrent with the acquisition of the East Coast Asphalt Operations, we entered into certain derivative contracts intended to economically hedge our exposure to price fluctuations for approximately 30% of the inventory acquired. We entered into the contracts to protect the value of our acquired inventories in the case crude oil prices declined. However, the price of crude oil increased dramatically. As a result, we terminated the contracts prior to their expiration and recognized a loss of approximately $61.0 million. Currently, we do not have any derivative contracts related to inventories of the East Coast Asphalt Operations, and we are managing our commodity risk by managing our physical inventory volumes. We continue to monitor our exposure to commodity prices and may, if conditions warrant, enter into derivative contracts in the future.

The following are what we consider the most important factors affecting the results of our operations:

•	company-specific factors, such as integrity issues and maintenance requirements that impact the throughput rates of our assets;

•	seasonal factors that affect the demand for products transported by and/or stored in our assets and the demand for products we sell, particularly asphalt;

•	industry factors, such as changes in the prices of petroleum products that affect demand and operations of our competitors;

•	factors such as commodity price volatility and market structure that impact our asphalt and fuels marketing segment; and

•	other factors such as refinery utilization rates and maintenance turnaround schedules that impact the operations of refineries served by our assets.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,
	2008	2007	Change
Statement of Income Data:
Revenues:
Services revenues	$180,555	$162,940	$17,615
Product sales	1,197,025	158,092	1,038,933

Total revenues	1,377,580	321,032	1,056,548

Costs and expenses:
Cost of product sales	1,175,916	148,061	1,027,855
Operating expenses	106,928	85,444	21,484
General and administrative expenses	19,544	17,581	1,963
Depreciation and amortization expense	34,830	27,860	6,970

Total costs and expenses	1,337,218	278,946	1,058,272

Operating income	40,362	42,086	(1,724)
Equity earnings from joint ventures	1,749	1,746	3
Interest expense, net	(24,934)	(19,452)	(5,482)
Other income, net	631	17,100	(16,469)

Income before income tax expense	17,808	41,480	(23,672)
Income tax expense	3,718	1,783	1,935

Net income	14,090	39,697	(25,607)
Less net income applicable to general partner	(5,885)	(5,118)	(767)

Net income applicable to limited partners	$8,205	$34,579	$(26,374)

Weighted-average number of basic units outstanding	54,372,035	46,809,749	7,562,286

Net income per unit applicable to limited partners	$0.15	$0.74	$(0.59)

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended June 30,
	2008	2007	Change
Storage:
Throughput (barrels/day)	760,856	781,669	(20,813)
Throughput revenues	$23,029	$23,152	$(123)
Storage lease revenues	88,631	76,188	12,443

Total revenues	111,660	99,340	12,320
Operating expenses	61,121	55,225	5,896
Depreciation and amortization expense	16,697	15,335	1,362

Segment operating income	$33,842	$28,780	$5,062

Transportation:
Refined products pipelines throughput (barrels/day)	700,024	647,887	52,137
Crude oil pipelines throughput (barrels/day)	411,600	348,482	63,118

Total throughput (barrels/day)	1,111,624	996,369	115,255
Throughput revenues	$77,028	$65,255	$11,773
Operating expenses	30,473	29,194	1,279
Depreciation and amortization expense	12,797	12,525	272

Segment operating income	$33,758	$23,536	$10,222

Asphalt and fuels marketing:
Product sales	$1,197,054	$158,092	$1,038,962
Cost of product sales	1,179,489	149,049	1,030,440
Operating expenses	19,860	1,692	18,168
Depreciation and amortization expense	4,520	—	4,520

Segment operating (loss) income	$(6,815)	$7,351	$(14,166)

Consolidation and Intersegment Eliminations:
Revenues	$(8,162)	$(1,655)	$(6,507)
Cost of product sales	(3,573)	(988)	(2,585)
Operating expenses	(4,526)	(667)	(3,859)
Depreciation and amortization expense	816	—	816

Total	$(879)	$—	$(879)

Consolidated Information:
Revenues	$1,377,580	$321,032	$1,056,548
Cost of product sales	1,175,916	148,061	1,027,855
Operating expenses	106,928	85,444	21,484
Depreciation and amortization expense	34,830	27,860	6,970

Segment operating income	59,906	59,667	239
General and administrative expenses	19,544	17,581	1,963

Consolidated operating income	$40,362	$42,086	$(1,724)

Highlights

Net income decreased $25.6 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, primarily due to a decrease in other income, net and an increase in interest expense, net. Segment operating income increased slightly during the three months ended June 30, 2008, compared to the three months ended June 30, 2007, primarily due to a $10.2 million increase in operating income for the transportation segment and a $5.1 million increase in operating income for the storage segment, offset by a $14.2 million decrease in operating income for the asphalt and fuels marketing segment.

Segment operating income increased slightly during the three months ended June 30, 2008 due to a fire at the Valero Energy McKee refinery in February 2007, which shut down the refinery until mid-April 2007 and negatively impacted throughputs and earnings for our transportation and storage segments during the three months ended June 30, 2007. Our earnings were also positively impacted by the leasing of new storage capacity to customers from completed tank expansion projects. However, our earnings were negatively impacted by the hedging loss discussed in the Overview above.

Storage

Throughputs decreased 20,813 barrels per day for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, primarily due to a change in the Corpus Christi (North Beach) crude oil storage tank agreement from a throughput fee agreement to a storage lease agreement effective January 1, 2008. This decrease was partially offset by an increase in throughputs for the three months ended June 30, 2008 due to lower throughputs in 2007 resulting from the impact of the Valero Energy McKee refinery fire.

Revenues increased by $12.3 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, primarily due to the following:

•

an increase of $5.4 million in storage lease revenues due to completed tank expansion projects at our Texas City, Portland, Vancouver and St. Eustatius terminals, increased customer throughput, higher reimbursable revenues, and the acquisition of the Wilmington asphalt terminal on March 20, 2008;

•

an increase of $4.3 million at our UK and Amsterdam facilities primarily due to the effect of foreign exchange rates, increased storage lease revenues from completed tank expansion projects at our Amsterdam facility and increased customer storage and throughputs at our UK terminal facilities;

•	an increase of $2.7 million at terminals serving the Valero Energy McKee refinery as revenues were lower in 2007 due to the McKee refinery fire.

Operating expenses increased $5.9 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, primarily due to

•	higher maintenance expenses at our crude oil storage facilities;

•	higher salaries and wages resulting from increased headcount and foreign currency fluctuations; and

•	increased power costs due to the acquisition of the Wilmington asphalt terminal, increased fuel consumption and costs at our St. Eustatius and Pt. Tupper facilities and higher natural gas prices.

Depreciation and amortization expense increased $1.4 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, primarily due to the completion of various terminal expansion projects.

Transportation

Throughputs increased 115,255 barrels per day primarily due to lower throughputs in 2007 resulting from the impact of the Valero Energy McKee refinery fire.

Revenues increased $11.8 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, primarily due to:

•	increased revenues of $10.4 million due to lower revenues in 2007 resulting from the impact of the Valero Energy McKee refinery fire; and

•	higher tariffs on virtually all of the refined product and crude oil pipelines as the annual index adjustment was effective July 1, 2007.

These increases were partially offset by decreased revenues and throughputs on our east pipeline primarily due to reduced demand in 2008 resulting from unfavorable weather conditions, such as a prolonged winter and flooding in the Midwest, along with higher commodity prices and record throughputs in 2007.

Operating expenses increased $1.3 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, primarily due to increased power costs as a result of the increase in throughputs and higher natural gas prices. In addition, higher internal overhead expense from increased headcount was partially offset by a decrease in environmental costs.

Asphalt and Fuels Marketing

Sales and cost of product sales increased $1,039.0 million and $1,030.4 million, respectively, for the three months ended June 30, 2008, compared to three months ended June 30, 2007, due to:

•

an increase of $770.6 million and $759.5 million in sales and cost of sales, respectively, from our acquisition of the East Coast Asphalt Operations on March 20, 2008. Cost of product sales for the three months ended June 30, 2008 includes the $61.0 million hedging loss discussed in the Overview above;

•	an increase of $165.2 million and $171.3 million in sales and cost of sales, respectively, associated with fuels marketing, as there was minimal activity in prior year when operations began; and

•

an increase of $103.0 million and $99.5 million for sales and cost of sales, respectively, associated with our bunker fuel marketing due to an increase in the market price per metric ton at our St. Eustatius facility and increased vessel calls at our Point Tupper facility, which resumed the sale of bunker fuel in the second quarter of 2008.

Operating expenses increased by $18.2 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, primarily due to:

•	an increase of $15.3 million from our acquisition of the East Coast Asphalt Operations on March 20, 2008; and

•

an increase of $2.3 million related to marine expenses due to the increase in sales of bunker fuel at St. Eustatius and Point Tupper and increased tug and barge costs as agreements for new tugs and barges at St. Eustatius were effective January 1, 2008.

Depreciation and amortization expense increased $4.5 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, due to our acquisition of the East Coast Asphalt Operations on March 20, 2008.

General

General and administrative expenses increased by $2.0 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, primarily due to additional costs required for the Partnership’s growth and separation from Valero Energy. Partially offsetting these additional expenses are decreased expenses related to unit option and restricted unit compensation expense.

Interest expense, net increased by $5.5 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, primarily due to an increase in our debt balance, including our sale of $350.0 million of 7.65% senior notes on April 4, 2008. This was partially offset by a decrease in interest rates, including a decrease in the variable interest rate paid on our interest rate swaps, which hedge a portion of our fixed-rate senior notes, and an increase in capitalized interest related to various tank expansion projects.

Other income, net decreased by $16.5 million because 2007 included a $13.0 million payment from Valero Energy for exercising its option to terminate its services agreement and business interruption insurance income associated with the McKee refinery fire.

Income tax expense increased $1.9 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, as a result of higher taxable income in our taxable entities.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Six Months Ended June 30,		Change
	2008	2007
Statement of Income Data:
Revenues:
Services revenues	$360,671	$323,293	$37,378
Product sales	1,609,683	294,563	1,315,120

Total revenues	1,970,354	617,856	1,352,498

Costs and expenses:
Cost of product sales	1,568,925	275,988	1,292,937
Operating expenses	195,378	166,656	28,722
General and administrative expenses	35,627	32,489	3,138
Depreciation and amortization expense	64,876	55,202	9,674

Total costs and expenses	1,864,806	530,335	1,334,471

Operating income	105,548	87,521	18,027
Equity earnings from joint ventures	3,950	3,357	593
Interest expense, net	(41,799)	(38,306)	(3,493)
Other income, net	10,540	23,723	(13,183)

Income before income tax expense	78,239	76,295	1,944
Income tax expense	8,280	5,475	2,805

Net income	69,959	70,820	(861)
Less net income applicable to general partner	(12,087)	(9,572)	(2,515)

Net income applicable to limited partners	$57,872	$61,248	$(3,376)

Weighted-average number of basic units outstanding	51,890,892	46,809,749	5,081,143

Net income per unit applicable to limited partners	$1.12	$1.31	$(0.19)

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Six Months Ended June 30,		Change
	2008	2007
Storage:
Throughput (barrels/day)	778,054	781,331	(3,277)
Throughput revenues	$46,150	$45,702	$448
Storage lease revenues	174,623	150,052	24,571

Total revenues	220,773	195,754	25,019
Operating expenses	115,119	108,805	6,314
Depreciation and amortization expense	32,648	30,436	2,212

Segment operating income	$73,006	$56,513	$16,493

Transportation:
Refined products pipelines throughput (barrels/day)	697,397	632,393	65,004
Crude oil pipelines throughput (barrels/day)	408,782	348,052	60,730

Total throughput (barrels/day)	1,106,179	980,445	125,734
Revenues	$152,807	$131,028	$21,779
Operating expenses	60,330	56,932	3,398
Depreciation and amortization expense	25,402	24,766	636

Segment operating income	$67,075	$49,330	$17,745

Asphalt and fuels marketing:
Product sales	$1,609,712	$294,563	$1,315,149
Cost of product sales	1,575,671	278,092	1,297,579
Operating expenses	26,078	2,304	23,774
Depreciation and amortization expense	5,208	—	5,208

Segment operating income	$2,755	$14,167	$(11,412)

Consolidation and Intersegment Eliminations:
Revenues	$(12,938)	$(3,489)	$(9,449)
Cost of product sales	(6,746)	(2,104)	(4,642)
Operating expenses	(6,149)	(1,385)	(4,764)
Depreciation and amortization expense	1,618	—	1,618

Total	$(1,661)	$—	$(1,661)

Consolidated Information:
Revenues	$1,970,354	$617,856	$1,352,498
Cost of product sales	1,568,925	275,988	1,292,937
Operating expenses	195,378	166,656	28,722
Depreciation and amortization expense	64,876	55,202	9,674

Segment operating income	141,175	120,010	21,165
General and administrative expenses	35,627	32,489	3,138

Consolidated operating income	$105,548	$87,521	$18,027

Highlights

Net income decreased $0.9 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to a decrease in other income, net and increases in interest expense, net, general and administrative expenses and income tax expense, partially offset by an increase in segment operating income.

Segment operating income increased $21.2 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to a $17.7 million increase in operating income for the transportation segment and a $16.5 million increase in the storage segment, partially offset by a decrease of $11.4 million in operating income in the asphalt and fuels marketing segment.

Segment operating income increased during the six months ended June 30, 2008 due to a fire at the Valero Energy McKee refinery in February 2007, which shut down the refinery until mid-April 2007 and negatively impacted throughputs and earnings for our transportation and storage segments during the six months ended June 30, 2007. Our earnings were also positively impacted by the leasing of new storage capacity to customers from completed tank expansion projects. However, our earnings were negatively impacted by the hedging loss discussed in the Overview above.

Storage

Throughputs decreased 3,277 barrels per day for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to a change in the Corpus Christi (North Beach) crude oil storage tank agreement from a throughput fee agreement to a storage lease agreement effective January 1, 2008. This decrease was partially offset by an increase in throughputs for the six months ended June 30, 2008 due to lower throughputs in 2007 resulting from the impact of the Valero Energy McKee refinery fire.

Revenues increased by $25.0 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to:

•

an increase of $19.6 million in storage lease revenues due to completed tank expansion projects at our St. Eustatius, Amsterdam, Texas City, Portland and Vancouver terminals, as well as increased dock activity and reimbursable revenues at St. Eustatius and Point Tupper and the effect of foreign exchange rates at our Amsterdam and UK facilities; and

•	an increase of $5.2 million at terminals serving the Valero Energy McKee refinery as revenues were lower in 2007 due to the McKee refinery fire.

Operating expenses increased $6.3 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due:

•	higher salaries and wages resulting from increased headcount and foreign currency fluctuations;

•	higher maintenance expenses at our crude oil storage facilities;

•	higher additive expense due to the use of a more expensive additive and increased additive usage; and

•

increased power costs primarily due to the acquisition of the Wilmington asphalt terminal, increased fuel consumption and costs at our St. Eustatius and Pt. Tupper facilities and higher natural gas prices.

Depreciation and amortization expense increased $2.2 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to the completion of various terminal expansion projects.

Transportation

Throughputs increased 125,734 barrels per day primarily due to lower throughputs in 2007 resulting from the impact of the Valero Energy McKee refinery fire.

Revenues increased $21.8 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to:

•	increased throughputs and revenues of $17.8 million due to lower revenues in 2007 resulting from the impact of the Valero Energy McKee refinery fire;

•

increased revenues of $2.7 million on our ammonia pipeline primarily due to increased long haul throughputs in anticipation of the spring planting season and two new industrial customer delivery points; and

•	higher tariffs on virtually all of the refined product and crude oil pipelines as the annual index adjustment was effective July 1, 2007.

These increases were partially offset by decreased revenues and throughputs on our east pipeline primarily due to reduced demand in 2008 resulting from unfavorable weather conditions, such as a prolonged winter and flooding in the Midwest, along with higher commodity prices and record throughputs in 2007.

Operating expenses increased $3.4 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to increased power costs as a result of the increase in throughputs and higher natural gas prices, increased maintenance costs on our ammonia pipeline and increased salaries and wages and internal overhead expense, both due to increased headcount, partially offset by a decrease in environmental costs.

Asphalt and Fuels Marketing

Sales and cost of product sales increased $1,315.1 million and $1,297.6 million, respectively, during the six months ended June 30, 2008, compared to the six months ended June 30, 2007, due to:

•

an increase of $802.2 million and $789.3 million in sales and cost of sales, respectively, from our acquisition of the East Coast Asphalt Operations on March 20, 2008. Cost of product sales for the six months ended June 30, 2008 includes the $61.0 million hedging loss discussed in the Overview above;

•	an increase of $325.6 million and $327.1 million in sales and cost of sales, respectively, associated with fuels marketing, as there was minimal activity in prior year when operations began; and

•

an increase of $181.5 million and $177.2 million for sales and cost of sales, respectively, associated with our bunker fuel marketing due to an increase in the market price per metric ton at our St. Eustatius facility and increased vessel calls at our Point Tupper facility, which resumed the sale of bunker fuel in the second quarter of 2008.

Operating expenses increased by $23.8 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to:

•	an increase of $16.7 million from our acquisition of the East Coast Asphalt Operations on March 20, 2008; and

•

an increase of $4.2 million related to marine expenses due to the increase in sales of bunker fuel at St. Eustatius and Point Tupper and increased tug and barge costs as agreements for new tugs and barges at St. Eustatius were effective January 1, 2008.

Depreciation and amortization expense increased $5.2 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, due to our acquisition of the East Coast Asphalt Operations on March 20, 2008.

General

General and administrative expenses increased by $3.1 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to additional costs required for the Partnership’s growth and separation from Valero Energy. Partially offsetting these additional expenses are decreased expenses related to unit option and restricted unit compensation expense.

Interest expense, net increased by $3.5 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to an increase in our debt balance, including our sale of $350.0 million of 7.65% senior notes on April 4, 2008. This was partially offset by a decrease in interest rates, including a decrease in the variable interest rate paid on our interest rate swaps, which hedge a portion of our fixed-rate senior notes, and an increase in capitalized interest related to various tank expansion projects.

Other income, net decreased $13.2 million because 2007 included a $13.0 million one-time payment from Valero Energy for exercising its option to terminate its services agreement, a gain of $5.2 million related to a settlement for the dock damage at our Westwego terminal and higher business interruption insurance income associated with the McKee refinery fire of $3.6 million. Partially offsetting these decreases are increases in 2008 related to gains on the sale of an idle pipeline for $4.3 million and lower foreign exchange losses of $4.4 million primarily relating to our Canadian subsidiary.

Income tax expense increased $2.8 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, as a result of higher taxable income in our taxable entities.

Outlook

Storage Segment Outlook

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

The markets in which we are constructing additional storage capacity are strategically located marine terminal facilities on the U.S. East, West and Gulf Coasts, as well as at our facilities in St. Eustatius in the Netherlands Antilles and Amsterdam.

During 2007 and in 2008, we completed key terminal expansion projects and we commenced construction on other significant terminal expansion projects, which we expect to positively impact our operations in 2008.

Transportation Segment Outlook

We do not expect a material impact to our throughputs as a result of high fuel prices, although we do expect lower throughputs compared to recent averages. However, turnarounds or outages at our customers’ refineries have a significant effect on our pipeline results, as do maintenance expenses and market conditions. Barring any major unplanned turnaround activity or significant adverse economic condition, we expect our transportation segment throughputs to be higher this year compared to 2007, due to the reduced throughputs in 2007 as a result of the impact of the fire at Valero Energy’s McKee refinery in 2007. Additionally, effective July 1st, we increased the tariffs on our pipelines, which we expect will offset the decline in throughputs from lower demand.

Asphalt and Fuels Marketing Segment Outlook

The earnings of the asphalt and fuels marketing segment largely depend upon the margin earned by the East Coast Asphalt Operations resulting from the difference between the sales prices of our products and the purchase prices of our raw materials, principally crude oil. The prices of crude oil and the products produced by the East Coast Asphalt Operations fluctuate in response to many factors beyond our control, such as changes in supply, demand, market uncertainties and other factors. Crude oil prices and prices for the products produced by the East Coast Asphalt Operations may not fluctuate in tandem. Specifically, increases in asphalt prices lagged behind the significant increase in crude oil prices that occurred in the second quarter. Currently, the supply of asphalt is constrained, which is resulting in continued high asphalt prices and margins despite a recent decline in crude oil prices. Factors causing these supply constraints include lower than normal inventories on the U.S. East Coast and reduced production at fuels refineries, which also produce asphalt, due to weak gasoline margins. We expect these supply constraints to continue through the third quarter.

Due to these factors, we expect asphalt margins to improve in the third quarter compared to the second quarter. In the fourth quarter, we expect our asphalt sales and margins to decline due to typical seasonal factors including decreased road construction during colder months.

We enter into derivative contracts to minimize the effects of commodity price fluctuations on inventories associated with our asphalt and fuels marketing segment. The majority of our derivative contracts do not qualify for hedge accounting under SFAS No. 133. Our derivative contracts that do qualify for hedge accounting under SFAS No. 133 may not be perfectly effective in offsetting the change in value of our inventory, resulting in ineffectiveness. The change in the fair value of our derivatives that do not qualify for hedge accounting as well as the ineffectiveness resulting from our derivatives that do qualify for hedge accounting are included in earnings each period. Currently, we do not have any derivative contracts related to inventories of the East Coast Asphalt Operations, and we are managing our commodity risk associated with those inventories by managing our physical volumes. We continue to monitor our exposure to commodity prices associated with the inventories of the East Coast Asphalt Operations and may, if conditions warrant, enter into derivative contracts in the future.

The operations of the East Coast Asphalt Operations require us to make substantial investments in inventory. Due to the seasonal nature of asphalt demand, we expect to build and store inventories during periods of lower demand in order to sell it during periods of higher demand. Therefore, our inventory balances are likely to fluctuate seasonally. These seasonal fluctuations cause significant changes in our working capital balances (primarily accounts receivable, inventories and accounts payable), that impact our liquidity.

Long-Term Outlook

Long-term, we believe strong demand for more energy infrastructure in the U.S. and internationally, a tight supply and demand balance and an expanding array of specialty products, including renewable fuels, will continue to drive the demand for our assets.

We also believe the fundamentals for the East Coast Asphalt Operations are positive. We expect that the upgrade projects currently being implemented or planned at various fuels refineries will limit the supply of residuum product used to make asphalt, which will continue to reduce the domestic supply of asphalt. We believe this reduced domestic supply and limited availability of economical imports will positively affect asphalt margins.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary cash requirements are for distributions to partners, working capital requirements, including inventory purchases, debt service, reliability and strategic and other capital expenditures, acquisitions and normal operating expenses. We typically, on an annual basis, generate sufficient cash from our current operations to fund day-to-day operating and general and administrative expenses, reliability capital expenditures, interest expense and distribution requirements. We also have available borrowing capacity under our existing revolving credit facility and, to the extent necessary, we may raise additional funds through equity or debt offerings under our $3.0 billion shelf registration statement to fund strategic capital expenditures or other cash requirements not funded from operations. However, there can be no assurance regarding the availability of any additional funds or whether such additional funds will be available on terms acceptable to us. As of June 30, 2008, we had $2.3 billion available under our $3.0 billion shelf registration statement.

Cash Flows for the Six Months Ended June 30, 2008 and 2007

Net cash provided by operating activities for the six months ended June 30, 2008 was $28.3 million compared to $107.4 million for the six months ended June 30, 2007. The decrease in cash generated from operating activities is primarily due to a $98.4 million use of cash for the six months ended June 30, 2008, compared to a $11.3 million use of cash for the six months ended June 30, 2007, from changes in working capital accounts. Accounts receivable and inventory increased $226.1 million and $132.4 million, respectively, primarily due to the operations of the asphalt and fuels marketing segment, which began in the second quarter of 2007. Partially offsetting the increases in accounts receivable and inventory was an increase in accounts payable of $258.6 million, also primarily related to the asphalt and fuels marketing segment. Cash flows from operations for the six months ended June 30, 2008 also include proceeds from business interruption insurance of $3.5 million.

The proceeds from long-term and short-term debt borrowings, net of repayments, our issuance of common units and senior notes, combined with cash on hand, were used to fund the acquisition of the East Coast Asphalt Operations, our capital expenditures primarily related to various terminal expansion projects and our distributions to unitholders and the general partner.

The net cash generated by operating activities for the six months ended June 30, 2007, combined with available cash on hand, was used primarily to fund distributions to unitholders and the general partner in the aggregate amount of $95.4 million. The proceeds from long-term debt borrowings, net of repayments, were used to fund capital expenditures, primarily related to the various terminal expansions.

Partners’ Equity

Cash Distributions. In April 2008, our board of directors declared a quarterly cash distribution of $0.985 per unit related to the first quarter of 2008. This distribution was paid on May 14, 2008 to unitholders of record on May 7, 2008 and totaled $60.6 million. In July 2008, our board of directors declared a quarterly cash distribution of $0.985 per unit. This distribution will be paid on August 13, 2008 to unitholders of record on August 6, 2008 and will total $60.6 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
General partner interest	$1,211	$997	$2,422	$1,951
General partner incentive distribution	5,718	4,413	11,436	8,323

Total general partner distribution	6,929	5,410	13,858	10,274
Limited partners’ distribution	53,644	44,469	107,288	87,300

Total cash distributions	$60,573	$49,879	$121,146	$97,574

Cash distributions per unit applicable to limited partners	$0.985	$0.950	$1.970	$1.865

Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter.

Equity Offering

On April 2, 2008, we issued 4,450,000 common units representing limited partner interests at a price of $48.75 per unit. On April 7, 2008, the underwriters acquired an additional 600,800 common units at a price of $48.75 per unit. We received net proceeds of $236.2 million and a contribution of $5.0 million from our general partner to maintain its 2% general partner interest. The proceeds were used to repay the $124.0 million balance under our term loan agreement and a portion of the outstanding principal balance under our revolving credit agreement (see discussion below).

Capital Requirements

Our operations are capital intensive, requiring significant investments to maintain, upgrade or enhance existing operations and to comply with environmental and safety laws and regulations. Our capital expenditures consist of:

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

During the six months ended June 30, 2008, our reliability capital expenditures totaled $16.9 million, primarily related to maintenance upgrade projects at our terminals and pipelines. Strategic and other capital expenditures for the six months ended June 30, 2008 of $75.8 million primarily related to the Amsterdam, St. James and Texas City tank expansions and other terminal expansion projects.

For the full year of 2008, we expect to incur approximately $250.0 million of capital expenditures, including $55.0 million for reliability capital projects and $195.0 million for strategic and other capital projects. We continuously evaluate our capital budget and make changes as economic conditions warrant. If conditions warrant, our actual capital expenditures for 2008 may exceed the budgeted amounts. We believe cash generated from operations combined with other sources of liquidity will be sufficient to fund our capital expenditures in 2008.

Working Capital Requirements

The acquisition of the East Coast Asphalt Operations requires us to make a substantial investment in inventory. Our working capital requirements will vary with the seasonal nature of asphalt demand as we build and store inventories during periods of lower demand in order to sell it during periods of higher demand. This seasonal nature of asphalt demand will also affect the accounts receivable and accounts payable balances, which may vary depending on timing of payments.

Related Party Transactions

GP Services Agreement

On April 24, 2008, the boards of directors of NuStar GP, LLC and NuStar GP Holdings approved (i) the termination of the Administration Agreement, dated July 16, 2006, between NuStar GP Holdings and NuStar GP, LLC (the Administration Agreement) and (ii) the adoption of a services agreement between NuStar GP, LLC and NuStar Energy (the GP Services Agreement). All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC.

Under the Administration Agreement, NuStar GP Holdings paid annual charges of $500,000, subject to certain adjustments, to NuStar GP, LLC in return for NuStar GP, LLC’s provision of all executive management, accounting, legal, cash management, corporate finance and other administrative services to NuStar GP Holdings. NuStar GP Holdings also reimbursed NuStar GP, LLC for all direct public company costs and any other direct costs, such as outside legal and accounting fees, that NuStar GP, LLC incurred while providing services to NuStar GP Holdings.

In connection with the termination of the Administration Agreement, NuStar Energy and NuStar GP, LLC entered into the GP Services Agreement, effective as of January 1, 2008. The GP Services Agreement provides that NuStar GP, LLC will furnish all administrative services necessary for the conduct of the business of NuStar Energy, and NuStar Energy will reimburse NuStar GP, LLC for all costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense).

For 2008, the Holdco Administrative Services Expense will be equal to $750,000, plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense for the 2008 fiscal year and subject to certain other adjustments. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts we allocated to NuStar GP Holdings related to the Administration Agreement and the GP Services Agreement were $0.3 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively.

Long-Term Contractual Obligations

7.65% Senior Notes

On April 4, 2008, NuStar Logistics completed the sale of $350.0 million of 7.65% senior notes, issued under our $3.0 billion shelf registration statement, for net proceeds of $346.3 million. The net proceeds were used to repay a portion of the outstanding principal balance under our revolving credit agreement. The interest on the 7.65% senior notes is payable semi-annually in arrears on April 15 and October 15 of each year beginning on October 15, 2008. The notes will mature on April 15, 2018.

Gulf Opportunity Zone Revenue Bonds

On June 26, 2008, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued $56.2 million of Revenue Bonds (NuStar Logistics, L.P. Project) Series 2008 associated with the St. James terminal expansion. The bonds mature on June 1, 2038. The interest rate is based on a tax-exempt bond market interest rate, which was 1.5% as of June 30, 2008, and is paid monthly. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request for reimbursement of expenditures related to the St. James terminal expansion. As of June 30, 2008, we have received $47.6 million from the trustee, of which $0.6 million was used to pay bond issuance costs. As of June 30, 2008, the remaining funds in trust are included in “Deferred charges and other assets, net,” and the $56.2 million obligation is included in “Long-term debt, less current portion” in our consolidated balance sheets.

NuStar Logistics is solely obligated to service the principal and interest payments associated with the bonds. One of the lenders under our 2007 Revolving Credit Agreement issued a letter of credit in the amount of $56.9 million on our behalf, to guarantee the payment of interest and principal on the bonds. This letter of credit ranks equally with existing senior unsecured indebtedness of NuStar Logistics and was issued under our 2007 Revolving Credit Agreement.

Revolving Credit Agreement

During the six months ended June 30, 2008, we borrowed $1.6 billion under our $1.25 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement) to fund our acquisition of the East Coast Asphalt Operations, a portion of our capital expenditures and working capital requirements. Additionally, we repaid $1.3 billion during the six months ended June 30, 2008, which included some of the proceeds from the equity offering in April 2008, the related contribution from our general partner and the sale of the 7.65% senior notes on April 4, 2008. The 2007 Revolving Credit Agreement bears interest based on either an alternative base rate or a LIBOR based rate, which was 3.2% as of June 30, 2008. As of June 30, 2008, we had $343.5 million available for borrowing under the 2007 Revolving Credit Agreement.

Term Loan Agreement

On March 20, 2008, we closed on a $124.0 million term loan agreement (the Term Loan Agreement), all of which was used to fund a portion of our acquisition of the East Coast Asphalt Operations. The $124.0 million balance on the Term Loan Agreement was paid in full on April 2, 2008 with the proceeds from our equity offering.

Lines of Credit

We have three short-term lines of credit with an uncommitted borrowing capacity of up to $65.0 million. During the six months ended June 30, 2008, we borrowed $345.6 million and repaid $337.6 million under our uncommitted, short-term lines of credit based on current working capital needs. As of June 30, 2008, we had outstanding borrowings of $8.0 million at an interest rate of 3.6% on one of our uncommitted, short-term lines of credit. The interest rates and maturities on our uncommitted, short-term lines of credit vary and are determined at the time of the borrowing. The interest rates for these lines fluctuate with the Federal Funds rate.

Interest Rate Swaps

As of June 30, 2008, the weighted-average interest rate for our interest rate swaps was 4.9%. As of June 30, 2008 and December 31, 2007, the aggregate estimated fair value of the interest rate swaps included in “Deferred charges and other assets, net” in our consolidated balance sheet was $0.5 million and $2.2 million, respectively.

Other

Our 2007 Revolving Credit Agreement and £21 million five-year UK term loan require that we maintain certain financial ratios and include other restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exist or would result from the distribution. Our management believes that we are in compliance with all of these ratios and covenants as of June 30, 2008.

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

Commitments

Simultaneously with the closing of the East Coast Asphalt Operations, we entered into a commitment to purchase from an affiliate of Petróleos de Venezuela S. A. (PDVSA), the national oil company of Venezuela, over a minimum seven-year period, an annual average of 75,000 barrels per day of crude oil. The value of this commitment will fluctuate as the pricing is determined by a market based pricing formula using published market indices, subject to adjustment based on the price of Mexican Maya crude.

During the six months ended June 30, 2008, we entered into a ten-year lease commitment for three tugs and two barges to be utilized at our St. Eustatius facility totaling approximately $68.0 million.

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

	June 30, 2008
	Expected Maturity Dates							Fair Value
	2008	2009	2010	2011	2012	There- after	Total
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$818	$713	$770	$832	$392,697	$832,162	$1,227,992	$1,252,222
Average interest rate	8.0%	8.0%	8.0%	8.0%	7.4%	6.7%	6.9%
Variable rate	$—	$—	$—	$—	$848,097	$56,200	$904,297	$904,297
Average interest rate	—	—	—	—	3.2%	1.5%	3.1%
Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$60,000	$107,500	$167,500	$547
Average pay rate	4.9%	5.4%	6.2%	6.5%	6.6%	6.4%	6.0%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.1%	6.3%

	December 31, 2007
	Expected Maturity Dates							Fair Value
	2008	2009	2010	2011	2012	There- after	Total
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$663	$713	$770	$832	$392,527	$482,163	$877,668	$927,234
Average interest rate	8.0%	8.0%	8.0%	8.0%	7.4%	6.0%	6.6%
Variable rate	$—	$—	$—	$—	$527,976	$—	$527,976	$527,976
Average interest rate	—	—	—	—	5.7%	—	5.7%
Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$60,000	$107,500	$167,500	$2,232
Average pay rate	5.3%	5.6%	6.1%	6.4%	6.7%	6.5%	6.1%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.1%	6.3%

Commodity Price Risk

Since the operations of our marketing segment expose us to commodity price risk, we enter into derivative instruments to mitigate the effect of commodity price fluctuations. The derivative instruments we use consist primarily of futures contracts and swaps traded on the NYMEX.

We have a risk management committee that oversees our trading controls and procedures and certain aspects of risk management. Our risk management group also approves all new risk management strategies in accordance with our Risk Management Policy, approved in 2007 by our board of directors.

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

The following tables provide information about our derivative instruments, the fair value of which will fluctuate with changes in commodity prices:

	June 30, 2008
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)	(Per Barrel)		(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	268	$147.51	N/A	$103
Futures – short:
(refined products)	486	N/A	$145.89	(1,080)
Economic Hedges:
Futures – long:
(crude oil and refined products)	370	129.72	N/A	3,198
Futures – short:
(crude oil and refined products)	624	N/A	131.36	(6,971)
Swaps – long:
(refined products)	25	85.90	N/A	415
Swaps – short:
(refined products)	25	N/A	83.00	(487)
Trading Activities:
Futures – long:
(crude oil and refined products)	75	137.17	N/A	389
Futures – short:
(crude oil and refined products)	75	N/A	142.54	14

Total fair value of open positions				$(4,419)

	December 31, 2007
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)	(Per Barrel)		(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	68	$104.26	N/A	$460
Futures – short:
(refined products)	287	N/A	$103.78	(1,942)
Economic Hedges:
Futures – long:
(refined products)	60	104.44	N/A	392
Futures – short:
(crude oil and refined products)	459	N/A	99.01	(3,001)

Total fair value of open positions				$(4,091)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2008.

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

Department of Justice Matter. The U.S. Department of Justice (the DOJ) advised us that Region VII of the U.S. Environmental Protection Agency (the EPA) has requested that the DOJ initiate a lawsuit against NuPOP for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure Plans (SPCC Plans) at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. We are currently in settlement negotiations with the DOJ to resolve these matters.

EPA Investigation. On November 14, 2006, agents of the EPA presented a search warrant issued by a U.S. District Court at one of our terminals. Since then, we have been served with additional subpoenas. The search warrant and subpoenas all seek information regarding allegations of potential illegal conduct by us, certain of our subsidiaries and/or our employees concerning compliance with certain environmental and safety laws and regulations. We have cooperated fully with the U.S. Attorney and the EPA in producing documents in response to the subpoenas. Although the U.S. Attorney has indicated that they intend to seek criminal penalties and fines as a result of alleged violations of environmental laws at the terminal, we are currently in negotiations with the U.S. Attorney and the EPA to resolve this matter.

There can be no assurances that the conclusion of the U.S. Attorney’s and the EPA’s investigation will not result in a determination that we violated applicable laws. If we are found to have violated such laws, we could be subject to fines, civil penalties and criminal penalties. A final determination that we violated applicable laws could, among other things, result in our debarment from future federal government contracts. If any of the consequences described above ultimately occur, it is reasonably possible that the effects could be material to our results of operations in the period we would be required to record a liability, and could be material to our cash flows in the periods we would be required to pay such liability.

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
Curtis V. Anastasio President and Chief Executive Officer August 8, 2008

By:	/s/ Steven A. Blank
Steven A. Blank Senior Vice President, Chief Financial Officer and Treasurer August 8, 2008

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf Vice President and Controller August 8, 2008