Form 10-Q
period 2008-09-30
NuStar Energy L.P.
filed 2008-11-07
CIK 1110805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of common units outstanding as of November 1, 2008 was 54,460,549.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,715	$89,838
Accounts receivable, net of allowance for doubtful accounts of $710 and $365 as of September 30, 2008 and December 31, 2007, respectively	335,037	130,354
Receivable from related party	1,211	786
Inventories	547,660	88,532
Other current assets	55,246	37,624

Total current assets	979,869	347,134

Property, plant and equipment, at cost	3,509,588	2,944,116
Accumulated depreciation and amortization	(538,768)	(452,030)

Property, plant and equipment, net	2,970,820	2,492,086
Intangible assets, net	42,754	47,762
Goodwill	784,494	785,019
Investment in joint ventures	85,938	80,366
Deferred income tax asset	12,217	10,622
Deferred charges and other assets, net	55,915	20,098

Total assets	$4,932,007	$3,783,087

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$660	$663
Accounts payable	397,389	163,309
Notes payable	24,959	—
Accrued interest payable	23,619	17,725
Accrued liabilities	61,503	47,189
Taxes other than income taxes	22,137	10,157
Income taxes payable	4,169	3,442

Total current liabilities	534,436	242,485

Long-term debt, less current portion	2,025,867	1,445,626
Long-term payable to related party	6,661	5,684
Deferred income tax liability	32,829	34,196
Other long-term liabilities	66,027	60,264
Commitments and contingencies (Note 6)

Partners’ equity:
Limited partners (54,460,549 and 49,409,749 common units outstanding as of September 30, 2008 and December 31, 2007, respectively)	2,205,717	1,926,126
General partner	48,601	41,819
Accumulated other comprehensive income	11,869	26,887

Total partners’ equity	2,266,187	1,994,832

Total liabilities and partners’ equity	$4,932,007	$3,783,087

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Service revenues	$187,104	$188,677	$547,775	$511,970
Product sales	1,638,122	208,340	3,247,805	502,903

Total revenues	1,825,226	397,017	3,795,580	1,014,873

Costs and expenses:
Cost of product sales	1,467,152	199,023	3,036,077	475,011
Operating expenses:
Third parties	92,952	68,823	234,271	191,762
Related party	34,143	23,158	88,202	66,875

Total operating expenses	127,095	91,981	322,473	258,637
General and administrative expenses:
Third parties	7,846	7,819	23,259	21,287
Related party	12,512	8,299	32,726	27,320

Total general and administrative expenses	20,358	16,118	55,985	48,607
Depreciation and amortization expense	35,143	29,534	100,019	84,736

Total costs and expenses	1,649,748	336,656	3,514,554	866,991

Operating income	175,478	60,361	281,026	147,882
Equity earnings from joint ventures	2,122	1,613	6,072	4,970
Interest expense, net	(25,228)	(19,381)	(67,027)	(57,687)
Other income, net	1,696	12,191	12,236	35,914

Income before income tax expense	154,068	54,784	232,307	131,079
Income tax expense	2,791	3,571	11,071	9,046

Net income	151,277	51,213	221,236	122,033
Less net income applicable to general partner	(9,817)	(5,842)	(21,904)	(15,414)

Net income applicable to limited partners	$141,460	$45,371	$199,332	$106,619

Weighted average number of basic units outstanding	54,460,549	46,809,749	52,753,696	46,809,749

Net income per unit applicable to limited partners	$2.60	$0.97	$3.78	$2.28

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$221,236	$122,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	100,019	84,736
Amortization of debt related items	(4,786)	(4,149)
Gains on sales of assets	(5,495)	(7,737)
Provision for deferred income taxes	387	580
Equity earnings from joint ventures	(6,072)	(4,970)
Distributions of equity earnings from joint ventures	500	544
Changes in current assets and current liabilities (Note 12)	(77,237)	(43,096)
Other, net	2,880	(1,099)

Net cash provided by operating activities	231,432	146,842

Cash Flows from Investing Activities:
Reliability capital expenditures	(28,001)	(23,554)
Strategic and other capital expenditures	(113,554)	(146,876)
Acquisition	(803,184)	—
Proceeds from sale of assets	6,877	12,034
Other	24	211

Net cash used in investing activities	(937,838)	(158,185)

Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings, net of issuance costs	1,788,932	440,515
Proceeds from short-term debt borrowings	590,700	—
Proceeds from senior note offering, net of issuance costs	346,226	—
Long-term debt repayments	(1,552,553)	(280,067)
Short-term debt repayments	(577,098)	(6,106)
Proceeds from issuance of common units, net of issuance costs	236,215	—
Contributions from general partner	5,025	—
Distributions to unitholders and general partner	(176,103)	(145,269)
(Decrease) increase in cash book overdrafts	(495)	5,664
Other	(4)	(12)

Net cash provided by financing activities	660,845	14,725

Effect of foreign exchange rate changes on cash	(3,562)	4,151

Net (decrease) increase in cash and cash equivalents	(49,123)	7,533
Cash and cash equivalents at the beginning of the period	89,838	68,838

Cash and cash equivalents at the end of the period	$40,715	$76,371

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

NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH), a publicly held Delaware limited liability company, owns our general partner, Riverwalk Logistics, L.P., which owns our 2% general partner interest. As of September 30, 2008, NuStar GP Holdings, through various subsidiaries, also owned limited partner units, resulting in a combined ownership of 20.5% of our partnership interests. Public unitholders held the remaining 79.5% limited partnership interests.

These unaudited consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less-owned entities are accounted for using the equity method of accounting.

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all disclosures made are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2008 and 2007 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: storage, transportation and asphalt and fuels marketing.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

FASB Statement No. 161

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” Statement No. 161 amends and expands the disclosure requirements under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Statement No. 161 requires enhanced disclosures on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their impact on an entity’s financial performance, financial position and cash flows. Statement No. 161 is effective January 1, 2009. Early application is encouraged, and retrospective application for previous periods is encouraged but not required. We currently include many of the disclosures required by Statement No. 161. Thus, we do not expect Statement No. 161 will have a material impact on our disclosures.

EITF 07-4

In March 2008, the FASB ratified its consensus on EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (EITF No. 07-4). EITF No. 07-4 applies to master limited partnerships with incentive distribution rights (IDRs) that are accounted for as equity interests. EITF 07-4 states that IDRs are participating securities under Statement No. 128 and should be allocated earnings in the calculation of earnings per share. This allocation of earnings would be limited to the amounts distributable to the IDR holders in accordance with the partnership agreement. Retrospective application for comparative periods presented is required. EITF No. 07-4 is effective January 1, 2009, and early application is not permitted. Accordingly, we will not adopt the provisions of EITF No. 07-4 until January 1, 2009, and we do not expect EITF No. 07-4 to materially affect our computation of earnings per unit.

FASB Staff Position FAS 142-3

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 improves the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Accordingly, we will not adopt the provisions of FSP FAS 142-3 until January 1, 2009. We do not expect FSP FAS 142-3 to materially affect our financial position or results of operations.

FASB Staff Position FAS 157-3

In October 2008, the FASB issued Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in cases where a market is not active. FSP FAS 157-3 was effective upon issuance and did not materially affect our financial position or results of operations.

Reclassifications

Certain previously reported amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

2. ACQUISITIONS

CITGO Asphalt Refining Company Asphalt Operations and Assets

In March 2008, we closed our acquisition of CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations) for approximately $808.5 million. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals. The facilities located in Paulsboro, New Jersey, Savannah, Georgia and Wilmington, North Carolina have storage capacities of 3.4 million barrels, 1.2 million barrels, and 0.2 million barrels, respectively. We market asphalt through a number of terminals either owned by us or leased from various third parties.

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

Cash paid for the East Coast Asphalt Operations	$801,686
Transaction costs	1,498

Total cash paid	803,184
Fair value of liabilities assumed	5,307

Purchase price	$808,491

Inventory	$327,312
Other current assets	1,439
Property, plant and equipment	452,021
Other noncurrent assets	27,719

Purchase price allocation	$808,491

The consolidated statements of income include the results of operations for the East Coast Asphalt Operations commencing on March 20, 2008. As a result, information provided for the three months ended September 30, 2008 presented below represents actual results of operations. The unaudited pro forma financial information for the three months ended September 30, 2007 and nine months ended September 30, 2008 and 2007 presented below combines the historical financial information for the East Coast Asphalt Operations and the Partnership for those periods. This information assumes that we:

•	completed the acquisition of the East Coast Asphalt Operations on January 1, 2007;

•	issued approximately 7.7 million common units for net proceeds of $236.2 million;

•	received a contribution from our general partner of approximately $8.0 million to maintain its 2% interest;

•	issued $350.0 million of 7.65% senior notes; and

•	borrowed approximately $69.0 million under our revolving credit agreement.

The following unaudited pro forma information is not necessarily indicative of the results of future operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$1,825,226	$1,060,794	$3,975,433	$2,495,967
Operating income	175,478	77,909	289,579	207,421
Net income	151,277	60,969	221,757	158,211

Net income per unit applicable to limited partners	$2.60	$0.99	$3.66	$2.57

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. INVENTORIES

Inventories consisted of the following:

	September 30, 2008	December 31, 2007
	(Thousands of Dollars)
Crude oil	$181,523	$—
Finished products	366,137	88,532

Total	$547,660	$88,532

Our “Finished products” consist of asphalt, intermediates, gasoline, distillates and other petroleum products.

4. NOTES PAYABLE

Term Loan Agreement

In March 2008, we closed on a $124.0 million term loan agreement (the Term Loan Agreement), all of which was used to fund a portion of our acquisition of the East Coast Asphalt Operations. The $124.0 million balance on the Term Loan Agreement was paid in full in April 2008 with the proceeds from our equity offering (See Note 11. Partners’ Equity).

Lines of Credit

As of September 30, 2008, we had three short-term lines of credit with an uncommitted borrowing capacity of up to $65.0 million. During the nine months ended September 30, 2008, we borrowed $466.7 million and repaid $446.7 million under our uncommitted, short-term lines of credit based on current working capital needs. As of September 30, 2008, we had outstanding borrowings of $20.0 million at an interest rate of 7.4% on one of our uncommitted, short-term lines of credit. The interest rates and maturities on our uncommitted, short-term lines of credit vary and are determined at the time of the borrowing. The interest rates for these lines fluctuate with the Federal Funds rate.

5. LONG-TERM DEBT

7.65% Senior Notes

In April 2008, NuStar Logistics issued $350.0 million of 7.65% senior notes under our $3.0 billion shelf registration statement for net proceeds of $346.2 million. The net proceeds were used to repay a portion of the outstanding principal balance under our revolving credit agreement described below. The interest on the 7.65% senior notes is payable semi-annually in arrears on April 15 and October 15 of each year beginning on October 15, 2008. The notes will mature on April 15, 2018.

The 7.65% senior notes rank equally with existing senior unsecured indebtedness of NuStar Logistics and do not have sinking fund requirements. The 7.65% senior notes issued by NuStar Logistics are fully and unconditionally guaranteed by NuStar Energy and NuPOP. NuPOP will be released from its guarantee when it no longer guarantees any obligations of NuStar Energy, or any of its subsidiaries, including NuStar Logistics, under any bank facility or public debt instrument. The 7.65% senior notes contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the notes. In addition, the 7.65% senior notes limit NuStar Logistics’ ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions. At the option of NuStar Logistics, the 7.65% senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. The interest rate payable on the notes is subject to adjustment if our debt rating is downgraded (or subsequently upgraded) by certain credit agencies.

Revolving Credit Agreement

During the nine months ended September 30, 2008, we borrowed an aggregate $1.7 billion under our five-year revolving credit agreement (the 2007 Revolving Credit Agreement) to fund our acquisition of the East Coast Asphalt Operations, a portion of our capital expenditures and working capital requirements. Additionally, we repaid $1.5

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

billion during the nine months ended September 30, 2008, which included a portion of the proceeds from the equity offering in April 2008, the related contribution from our general partner and the issuance of the 7.65% senior notes in April 2008. The 2007 Revolving Credit Agreement bears interest based on either an alternative base rate or a LIBOR based rate, which was 4.0% as of September 30, 2008.

The 2007 Revolving Credit Agreement is diversified with 24 participating banks. However, the participating banks include Lehman Brothers Bank, FSB (LB Bank), a subsidiary of Lehman Brothers Holdings Inc. (Lehman), which recently filed for bankruptcy protection. LB Bank’s participation in the 2007 Revolving Credit Agreement totaled $42.5 million, of which $18.3 million had not been drawn at the date of their bankruptcy filing. As a result of Lehman’s recent bankruptcy filing, LB Bank has elected not to fund its pro rata share of any future borrowings we request, which reduces the total commitment under the 2007 Revolving Credit Agreement to approximately $1.2 billion. Excluding LB Bank’s unfunded commitment of $18.3 million, we had $461.4 million available for borrowing under the 2007 Revolving Credit Agreement as of September 30, 2008. If other lenders under the 2007 Revolving Credit Agreement file for bankruptcy or experience severe financial hardship due to recent disruptions and steep declines in the global financial markets and generally severely tightening credit supply, they may not honor their pro rata share of our borrowing requests.

Gulf Opportunity Zone Revenue Bonds

On June 26, 2008, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued $56.2 million of Revenue Bonds (NuStar Logistics, L.P. Project) Series 2008 associated with the St. James terminal expansion. The bonds mature on June 1, 2038. The interest rate is based on a weekly tax-exempt bond market interest rate and is paid monthly. The average interest rate was 2.5% for the quarter ended September 30, 2008. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request for reimbursement of expenditures related to the St. James terminal expansion. As of September 30, 2008, we have received $48.8 million from the trustee, of which $0.6 million was used to pay bond issuance costs. As of September 30, 2008, the remaining funds in trust are included in “Deferred charges and other assets, net,” and the $56.2 million obligation is included in “Long-term debt, less current portion” on our consolidated balance sheets.

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

6. COMMITMENTS AND CONTINGENCIES

Litigation and Environmental Matters

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of September 30, 2008, we have recorded $0.9 million of accruals related to settled matters and $50.6 million of accruals for contingent losses. The actual payment of any amounts accrued and the timing of such payments ultimately made is uncertain. We believe that should we be unable to successfully defend ourselves in any of these matters, the ultimate payment of any or all of the amounts reserved would not have a material adverse effect on our financial position or liquidity. However, if any actual losses ultimately exceed the amounts accrued, there could be a material adverse effect on our results of operations and our liquidity.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2000, the court entered final judgment that: (i) Grace Energy could not recover its own remediation costs of $3.5 million, (ii) Kaneb owned the Otis AFB pipeline and its related environmental liabilities and (iii) Grace Energy was awarded $1.8 million in attorney costs. Both Kaneb and Grace Energy appealed the final judgment of the trial court to the Texas Court of Appeals in Dallas. In 2001, Grace Energy filed a petition in bankruptcy, which created an automatic stay of actions against Grace Energy. Once that stay is lifted, we intend to resume vigorous prosecution of the appeal. In September 2008, Grace Energy filed its Joint Plan of Reorganization and Disclosure Statement (Disclosure Statement). A hearing on approval of the Disclosure Statement is scheduled for the fourth quarter of 2008.

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two spill areas. In November 2008, the DOJ forwarded information to us indicating that the past and estimated future remediation expenses associated with the two spill areas are $71.9 million. The DOJ has not filed a lawsuit against us related to this matter, and we have not made any payments toward costs incurred by the DOJ.

Eres Matter. In August 2008, Eres N.V. forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing assumed the Charter Agreement when it purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. CARCO has demanded that NuStar Asphalt and NuStar Marketing defend and indemnify it against Eres’ claims. In connection with the demand for arbitration, Eres filed a complaint in the U.S. District Court for the Southern District of New York (SDNY) seeking to require the Defendants to arbitrate the dispute and seeking to attach the banking funds of CARCO and NuStar Asphalt (including cash, escrow funds, credits, debts, wire transfers, electronic funds transfers, accounts, letters of credit, freights and charter hire) within the SDNY in amounts of approximately $78.1 million pending resolution of arbitration between Eres and the Defendants. To date, no funds of NuStar Asphalt have been attached. We intend to vigorously defend against these claims.

Department of Justice Matter. The DOJ advised us that Region VII of the U.S. Environmental Protection Agency (the EPA) has requested that the DOJ initiate a lawsuit against NuPOP for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of its pipeline terminals located in Region VII by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure (SPCC) plans at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC regulations require specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. We are currently in settlement negotiations with the DOJ to resolve these matters.

EPA Investigation. In November 2006, agents of the EPA presented a search warrant issued by the U.S. District Court, Northern District of California, at one of our terminals. Since then, we have been served with additional subpoenas. The search warrant and subpoenas all seek information regarding allegations of potential illegal conduct by us, certain of our subsidiaries and/or our employees concerning compliance with certain environmental and safety laws and regulations. We have cooperated fully with the U.S. Attorney and the EPA in producing documents in response to the subpoenas. Although the U.S. Attorney has indicated that they intend to seek criminal penalties and fines as a result of alleged violations of environmental laws at the terminal, we are currently in negotiations with the U.S. Attorney and the EPA to resolve this matter.

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

Commitments

Simultaneously with the acquisition of the East Coast Asphalt Operations, we entered into a commitment to purchase an annual average of 75,000 barrels per day of crude oil over a minimum seven-year period from an affiliate of Petróleos de Venezuela S. A. (PDVSA), the national oil company of Venezuela. The value of this commitment will fluctuate as the pricing is determined by a market-based pricing formula using published market indices, subject to adjustment based on the price of Mexican Maya crude.

During the first nine months of 2008, we entered into a ten-year lease commitment for four tugs and three barges to be utilized at our St. Eustatius facility totaling approximately $96.0 million.

In connection with the East Coast Asphalt Operations acquisition, we assumed leases related to the rental of storage capacity at third-party terminals. These commitments total approximately $45.0 million over the next five years. In addition, we entered into a contract of affreightment that requires us to ship a minimum quantity for the next four years at market rates dependent upon the actual distance traveled for each voyage.

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

The following assets and liabilities are measured at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Inventory (FAS 133)	$(594)	$—	$—	$(594)
Other current assets:
Derivatives	3,252	—	—	3,252
Product imbalances	—	23,167	—	23,167
Deferred charges and other assets, net:
Interest rate swaps	—	2,480	—	2,480
Accrued liabilities:
Product imbalances	—	(21,548)	—	(21,548)

Total	$2,658	$4,099	$—	$6,757

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

Our commodity derivative instruments consist of futures contracts and swaps traded on the NYMEX. Therefore, the fair values of these contracts are based on quoted prices in active markets. We have consistently applied these valuation techniques in all periods presented. As of December 31, 2007, the fair value of our derivative instruments included in “Accrued liabilities” on our consolidated balance sheets was $4.6 million.

Interest Rate Swaps

The fair value of the interest rate swaps was determined using discounted cash flows, which uses observable inputs such as time to maturity and market interest rates. As of December 31, 2007, the aggregate fair value of our interest rate swaps included in “Deferred charges and other assets, net” on our consolidated balance sheets was $2.2 million.

Product Imbalances

Product imbalances occur within a pipeline system as a result of slight variances in meter readings as product is measured into and out of the pipeline system and volume fluctuations within the pipeline system due to pressure and temperature changes. We value assets and liabilities related to product imbalances at current market prices. As of December 31, 2007, we had $13.6 million of product imbalance assets and $10.5 million of product imbalance liabilities on our consolidated balance sheets.

8. DERIVATIVES, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES

We utilize various derivative instruments to: (i) manage our exposure to commodity price risk, (ii) engage in a trading program and (iii) manage our exposure to interest rate risk. Our risk management policies and procedures are designed to monitor interest rates, NYMEX and over-the-counter positions, as well as physical volumes, grades, locations and delivery schedules to help ensure that our hedging activities address our market risks. We have a risk management committee that oversees our trading controls and procedures and certain aspects of risk management. Our risk management committee also approves all new risk management strategies in accordance with our Risk Management Policy, approved by our board of directors.

Commodity Price Risk

We are exposed to commodity price risk with respect to our product inventories and related firm commitments to purchase and/or sell such inventories. We utilize futures contracts and swaps traded on the NYMEX to manage our exposure to changes in the fair value of our product inventories and related firm commitments. Derivative instruments designated and qualifying as fair value hedges under Statement No. 133 are recorded in the consolidated balance sheet as assets or liabilities at fair value, with related mark-to-market adjustments recorded in “Cost of product sales.” The offsetting gain or loss on the associated hedged physical inventory or firm commitment, together with the resulting hedge ineffectiveness, is recognized concurrently in “Cost of product sales.” No component of the associated derivative instruments’ gains or losses was excluded from our assessment of hedge ineffectiveness.

The changes in the fair value of inventories and firm commitments designated as hedged items and the resulting ineffectiveness of our fair value hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
Decrease in the fair value of inventories and firm commitments	$(1,571)	$—	$(2,202)	$—
Ineffectiveness gain (loss)	$1,303	$—	$(138)	$—

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We had no derivative instruments designated and qualifying as fair value hedges under Statement No. 133 during the nine months ended September 30, 2007. We record derivative instruments that do not qualify for hedge accounting under Statement No. 133 in the consolidated balance sheet as assets or liabilities at fair value with mark-to-market adjustments recorded in “Cost of product sales.”

From time to time, we also enter into derivative commodity instruments based on our analysis of market conditions in order to attempt to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges. We record these derivatives in the consolidated balance sheet as assets or liabilities at fair value with mark-to-market adjustments recorded in “Product sales.”

The earnings impact of our derivative activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
Commodity price risk hedging gain (loss):
Mark-to-market, net	$8,566	$(1,153)	$5,675	$(1,153)
Settled	7,929	429	(78,893)	429

Total	$16,495	$(724)	$(73,218)	$(724)

Trading gain (loss):
Mark-to-market, net	$(403)	$(1,716)	$(3)	$(1,716)
Settled	415	(191)	(1,209)	(191)

Total	$12	$(1,907)	$(1,212)	$(1,907)

We had not entered into any commodity derivatives prior to the third quarter of 2007.

For the nine months ended September 30, 2008, the commodity price-risk hedging loss includes $60.7 million associated with certain crude oil and intermediate product futures contracts. We entered into these contracts concurrently with our acquisition of the East Coast Asphalt Operations to limit the volatility from price fluctuations on a portion of the inventory we acquired. However, the price of crude oil increased dramatically from the date we entered into the hedges until May 2008, at which time we terminated the contracts prior to their expiration. As of September 30, 2008, we did not have any derivative contracts related to the inventories of the East Coast Asphalt Operations.

Interest Rate Swaps

We are a party to certain interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. We account for the interest rate swaps as fair value hedges and recognize the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. The interest rate swap contracts qualify for the shortcut method of accounting prescribed by Statement No. 133. As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged debt. As of September 30, 2008, the weighted-average interest rate for our interest rate swaps was 5.2%.

Concentration of Credit Risk

We are exposed to credit risk on our hedging instruments in the event of nonperformance by counterparties. However, because our hedging activities are transacted only with highly rated institutions, we do not anticipate nonperformance by any of these counterparties.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. OTHER INCOME

Other income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
Sale or disposal of fixed assets	$332	$7,427	$5,650	$8,005
Business interruption insurance	—	5,400	3,504	12,492
2007 Services Agreement termination fee	—	—	—	13,000
Legal settlements	—	—	—	5,508
Foreign exchange gains (losses)	2,451	(2,653)	3,469	(6,025)
Other	(1,087)	2,017	(387)	2,934

Other income, net	$1,696	$12,191	$12,236	$35,914

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

10. RELATED PARTY TRANSACTIONS

Our operations are managed by the general partner of our general partner, NuStar GP, LLC. The employees of NuStar GP, LLC perform services for our U.S. operations as well as for NuStar GP Holdings. Certain of our wholly owned subsidiaries employ persons who perform services for our international operations. We reimburse NuStar GP, LLC for our portion of costs related to its employees. As of September 30, 2008 and December 31, 2007, we had a receivable from NuStar GP, LLC of $1.2 million and $0.8 million, respectively, with both amounts representing payroll and benefit plan costs, net of payments made by us. We also had a long-term payable to NuStar GP, LLC as of September 30, 2008 and December 31, 2007 of $6.7 million and $5.7 million, respectively, related to retiree medical benefits and other post-employment benefits.

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
Operating expenses	$34,143	$23,158	$88,202	$66,875
General and administrative expenses	12,512	8,299	32,726	27,320

GP Services Agreement

In April 2008, the boards of directors of NuStar GP, LLC and NuStar GP Holdings approved (i) the termination of the administration agreement, dated July 16, 2006, between NuStar GP Holdings and NuStar GP, LLC (the Administration Agreement) and (ii) the adoption of a services agreement between NuStar GP, LLC and NuStar Energy

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(the GP Services Agreement). All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC.

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

For 2008, the Holdco Administrative Services Expense will be equal to $750,000 plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense for the 2008 fiscal year and subject to certain other adjustments. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts allocated to NuStar GP Holdings related to the Administration Agreement and the GP Services Agreement were $0.3 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively, and $0.7 million and $0.4 million for the nine months ended September 30, 2008 and 2007, respectively.

11. PARTNERS’ EQUITY

Equity Offering

In April 2008, we issued 4,450,000 common units representing limited partner interests at a price of $48.75 per unit, and our underwriters acquired an additional 600,800 common units at a price of $48.75 per unit. We received net proceeds of $236.2 million and a contribution of $5.0 million from our general partner to maintain its 2% general partner interest. The proceeds were used to repay the $124.0 million balance under our Term Loan Agreement and a portion of the outstanding principal balance under our 2007 Revolving Credit Agreement.

Allocation of Income and Income Per Unit

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders and general partner will receive. The partnership agreement also contains provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interests. Normal allocations according to percentage interests are calculated after giving effect to priority income allocations, if any, in an amount equal to incentive cash distributions allocated 100% to the general partner.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
Net income applicable to general partner and limited partners’ interest	$151,277	$51,213	$221,236	$122,033
Less general partner incentive distribution (a)	6,929	4,915	17,835	13,238

Net income after general partner incentive distribution	144,348	46,298	203,401	108,795
General partner interest	2%	2%	2%	2%

General partner allocation of net income after general partner incentive distribution	2,888	927	4,069	2,176
General partner incentive distribution	6,929	4,915	17,835	13,238

Net income applicable to general partner	$9,817	$5,842	$21,904	$15,414

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

Cash Distributions

In July 2008, our board of directors declared a quarterly cash distribution of $0.985 per unit. This distribution was paid on August 13, 2008 to unitholders of record on August 6, 2008 and totaled $60.6 million. In October 2008, our board of directors declared a quarterly cash distribution of $1.0575 per unit. This distribution will be paid on November 12, 2008 to unitholders of record on November 5, 2008 and will total $65.8 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
General partner interest	$1,318	$1,041	$3,740	$2,992
General partner incentive distribution	6,929	4,915	18,365	13,238

Total general partner distribution	8,247	5,956	22,105	16,230
Limited partners’ distribution	57,591	46,108	164,879	133,408

Total cash distributions	$65,838	$52,064	$186,984	$149,638

Cash distributions per unit applicable to limited partners	$1.0575	$0.985	$3.0275	$2.850

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income

The difference between our net income and our comprehensive income resulted from foreign currency translation adjustments. Our total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
Net income	$151,277	$51,213	$221,236	$122,033
Foreign currency translation adjustment	(13,817)	9,361	(15,018)	20,723

Comprehensive income	$137,460	$60,574	$206,218	$142,756

12. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Nine Months Ended September 30,
	2008	2007
	(Thousands of Dollars)
Increase in current assets:
Accounts receivable	$(206,125)	$(15,631)
Receivable from related party	(425)	—
Inventories	(133,361)	(16,135)
Other current assets	(5,214)	(4,097)
Increase (decrease) in current liabilities:
Accounts payable	235,034	(2,834)
Payable to related party	—	(3,441)
Accrued interest payable	5,902	(6,252)
Accrued liabilities	14,489	1,198
Taxes other than income taxes	11,556	2,660
Income taxes payable	907	1,436

Changes in current assets and current liabilities	$(77,237)	$(43,096)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets for the following reasons:

•	the amounts shown above exclude the current assets and current liabilities acquired in connection with the East Coast Asphalt Operations acquisition; and

•	certain differences between consolidated balance sheet changes and amounts reflected above result from translating foreign currency denominated amounts at different exchange rates.

Non-cash investing and financing activities for the nine months ended September 30, 2008 included the recognition of a note payable and related other current asset pertaining to insurance.

Non-cash investing and financing activities for the nine months ended September 30, 2007 included:

•

adjustments to property, plant and equipment, goodwill and intangible assets resulting from the final purchase price allocations related to the St. James crude oil storage facility acquisition in December 2006; and

•	the recognition of a note payable and related other current asset pertaining to insurance.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash flows related to interest and income taxes were as follows:

	Nine Months Ended September 30,
	2008	2007
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$70,643	$69,007
Cash paid for income taxes, net of tax refunds received	$9,968	$6,889

13. SEGMENT INFORMATION

Beginning in the second quarter of 2008, we revised the manner in which we internally evaluate our segment performance and made certain organizational changes. As a result, we have changed the way we report our segmental results. All product sales and related costs, including those associated with the East Coast Asphalt Operations, are included in the asphalt and fuels marketing segment. Also, the refined product terminals and crude oil storage tanks segments have been combined into the storage segment and the refined products pipelines and crude oil pipelines have been combined into the transportation segment. Previous periods have been restated to conform to this presentation.

Our operating segments consist of storage, transportation and asphalt and fuels marketing. These segments are strategic business units that offer different services, and the performance of each segment is evaluated based on its respective operating income, before general and administrative expenses. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal services include pipeline transportation services, terminalling and storage lease services and asphalt and fuels marketing. Product sales included in our asphalt and fuels marketing segment consist of sales of asphalt and other petroleum products to third parties.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
Revenues:
Storage:
Third party revenues	$106,179	$104,777	$314,449	$297,042
Intersegment revenues	9,602	2,211	22,105	5,700

Total storage	115,781	106,988	336,554	302,742
Transportation:
Third party revenues	80,925	83,900	233,326	214,928
Intersegment revenues	238	—	644	—

Total transportation	81,163	83,900	233,970	214,928
Asphalt and fuels marketing:
Third party revenues	1,638,122	208,340	3,247,805	502,903
Intersegment revenues	—	—	29	—

Total asphalt and fuels marketing	1,638,122	208,340	3,247,834	502,903
Consolidation and intersegment eliminations	(9,840)	(2,211)	(22,778)	(5,700)

Total revenues	$1,825,226	$397,017	$3,795,580	$1,014,873

Operating income:
Storage	$30,182	$32,888	$103,188	$89,401
Transportation	28,961	38,398	96,036	87,728
Asphalt and fuels marketing	137,604	5,948	140,359	20,115
Consolidation and intersegment eliminations	(911)	(755)	(2,572)	(755)

Total segment operating income	195,836	76,479	337,011	196,489
Less general and administrative expenses	20,358	16,118	55,985	48,607

Total operating income	$175,478	$60,361	$281,026	$147,882

Total assets by reportable segment were as follows:

	September 30, 2008	December 31, 2007
	(Thousands of Dollars)
Storage	$2,182,386	$2,116,468
Transportation	1,353,372	1,373,597
Asphalt and fuels marketing	1,301,803	171,028

Total segment assets	4,837,561	3,661,093
Other partnership assets	94,446	121,994

Total consolidated assets	$4,932,007	$3,783,087

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

Condensed Consolidating Balance Sheet

September 30, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Current assets	$77	$562,954	$700,857	$896,558	$(1,180,577)	$979,869
Property, plant and equipment, net	—	945,215	653,973	1,371,632	—	2,970,820
Intangible assets, net	—	2,965	—	39,789	—	42,754
Goodwill	—	18,613	170,652	595,229	—	784,494
Investment in wholly owned subsidiaries	2,373,774	98,038	801,668	1,583,187	(4,856,667)	—
Investment in joint ventures	—	16,494	—	69,444	—	85,938
Deferred income tax asset	—	—	—	12,217	—	12,217
Deferred charges and other assets, net	56	25,500	228	30,131	—	55,915

Total assets	$2,373,907	$1,669,779	$2,327,378	$4,598,187	$(6,037,244)	$4,932,007

Liabilities and Partners’ Equity
Current liabilities	$119,589	$84,398	$44,263	$1,466,657	$(1,180,471)	$534,436
Long-term debt, less current portion	—	1,455,023	533,422	37,422	—	2,025,867
Long-term payable to related party	—	—	—	6,661	—	6,661
Deferred income tax liability	—	—	—	32,829	—	32,829
Other long-term liabilities	—	4,446	1,112	60,469	—	66,027
Partners’ equity	2,254,318	125,912	1,748,581	2,994,149	(4,856,773)	2,266,187

Total liabilities and partners’ equity	$2,373,907	$1,669,779	$2,327,378	$4,598,187	$(6,037,244)	$4,932,007

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Current assets	$16	$80,362	$672,940	$279,412	$(685,596)	$347,134
Property, plant and equipment, net	—	942,297	667,132	882,657	—	2,492,086
Intangible assets, net	—	3,551	—	44,211	—	47,762
Goodwill	—	18,613	170,652	595,754	—	785,019
Investment in wholly owned subsidiaries	2,327,401	1,721	730,663	1,458,721	(4,518,506)	—
Investment in joint ventures	—	16,640	—	63,726	—	80,366
Deferred income tax asset	—	—	—	10,622	—	10,622
Deferred charges and other assets, net	75	15,761	382	3,880	—	20,098

Total assets	$2,327,492	$1,078,945	$2,241,769	$3,338,983	$(5,204,102)	$3,783,087

Liabilities and Partners’ Equity
Current liabilities	$359,547	$53,665	$30,030	$484,764	$(685,521)	$242,485
Long-term debt, less current portion	—	865,105	538,893	41,628	—	1,445,626
Long-term payable to related party	—	—	—	5,684	—	5,684
Deferred income tax liability	—	—	—	34,196	—	34,196
Other long-term liabilities	—	3,984	1,520	54,760	—	60,264
Partners’ equity	1,967,945	156,191	1,671,326	2,717,951	(4,518,581)	1,994,832

Total liabilities and partners’ equity	$2,327,492	$1,078,945	$2,241,769	$3,338,983	$(5,204,102)	$3,783,087

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$76,295	$37,376	$1,714,321	$(2,766)	$1,825,226
Costs and expenses	519	46,201	31,977	1,573,785	(2,734)	1,649,748

Operating (loss) income	(519)	30,094	5,399	140,536	(32)	175,478

Equity earnings (loss) in subsidiaries	151,796	111,047	29,667	51,926	(344,436)	—
Equity (loss) earnings from joint ventures	—	(357)	—	2,479	—	2,122
Interest expense, net	—	(17,719)	(6,142)	(1,367)	—	(25,228)
Other income (expense), net	—	116	(437)	2,017	—	1,696

Income (loss) before income tax expense	151,277	123,181	28,487	195,591	(344,468)	154,068
Income tax expense	—	—	—	2,791	—	2,791

Net income	$151,277	$123,181	$28,487	$192,800	$(344,468)	$151,277

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$79,072	$38,341	$282,061	$(2,457)	$397,017
Costs and expenses	833	42,849	28,750	266,496	(2,272)	336,656

Operating (loss) income	(833)	36,223	9,591	15,565	(185)	60,361

Equity earnings (loss) in subsidiaries	52,046	(4,578)	16,547	20,024	(84,039)	—
Equity earnings from joint ventures	—	14	—	1,599	—	1,613
Interest (expense) income, net	—	(13,569)	(6,199)	387	—	(19,381)
Other income, net	—	6,742	82	5,367	—	12,191

Income before income tax expense	51,213	24,832	20,021	42,942	(84,224)	54,784
Income tax expense	—	361	—	3,210	—	3,571

Net income	$51,213	$24,471	$20,021	$39,732	$(84,224)	$51,213

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$223,483	$109,186	$3,467,964	$(5,053)	$3,795,580
Costs and expenses	1,163	135,686	83,917	3,298,809	(5,021)	3,514,554

Operating (loss) income	(1,163)	87,797	25,269	169,155	(32)	281,026

Equity earnings (loss) in subsidiaries	222,477	96,364	71,005	124,480	(514,326)	—
Equity earnings from joint ventures	—	353	—	5,719	—	6,072
Interest expense, net	—	(45,873)	(18,575)	(2,579)	—	(67,027)
Other (expense) income, net	(78)	8,205	(445)	4,554	—	12,236

Income before income tax expense	221,236	146,846	77,254	301,329	(514,358)	232,307
Income tax expense	—	976	—	10,095	—	11,071

Net income	$221,236	$145,870	$77,254	$291,234	$(514,358)	$221,236

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$199,390	$106,573	$711,911	$(3,001)	$1,014,873
Costs and expenses	1,186	127,188	76,528	664,905	(2,816)	866,991

Operating (loss) income	(1,186)	72,202	30,045	47,006	(185)	147,882

Equity earnings (loss) in subsidiaries	123,219	(6,048)	50,766	61,939	(229,876)	—
Equity earnings from joint ventures	—	568	—	4,402	—	4,970
Interest (expense) income, net	—	(39,439)	(19,014)	766	—	(57,687)
Other income, net	—	27,392	136	8,386	—	35,914

Income before income tax expense	122,033	54,675	61,933	122,499	(230,061)	131,079
Income tax expense	—	922	—	8,124	—	9,046

Net income	$122,033	$53,753	$61,933	$114,375	$(230,061)	$122,033

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$221,236	$145,870	$77,254	$291,234	$(514,358)	$221,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	—	36,044	19,376	44,599	—	100,019
Equity (losses), net of distributions	(46,374)	(96,217)	(71,005)	(130,181)	338,205	(5,572)
Changes in current assets and liabilities and other	(803)	(2,956)	(2,001)	(78,524)	33	(84,251)

Net cash provided by (used in) operating activities	174,059	82,741	23,624	127,128	(176,120)	231,432

Cash flows from investing activities:
Capital expenditures	—	(37,290)	(6,094)	(98,171)	—	(141,555)
Acquisition	—	—	—	(803,184)	—	(803,184)
Proceeds from sale of assets	—	4,362	—	2,515	—	6,877
Other	—	—	—	24	—	24

Net cash used in investing activities	—	(32,928)	(6,094)	(898,816)	—	(937,838)

Cash flows from financing activities:
Debt borrowings	—	2,379,632	—	—	—	2,379,632
Debt repayments	—	(2,129,651)	—	—	—	(2,129,651)
Senior note offering, net	—	346,226	—	—	—	346,226
Issuance of common units, net of issuance costs	236,215	—	—	—	—	236,215
General partner contribution	5,025	—	—	—	—	5,025
Distributions to unitholders and general partner	(176,103)	(176,103)	—	(17)	176,120	(176,103)
Net intercompany (repayments) borrowings	(239,196)	(467,071)	(17,100)	723,367	—	—
Other	—	(432)	—	(67)	—	(499)

Net cash (used in) provided by financing activities	(174,059)	(47,399)	(17,100)	723,283	176,120	660,845

Effect of foreign exchange rate changes on cash	—	(4,319)	—	757	—	(3,562)
Net (decrease) increase in cash and cash equivalents	—	(1,905)	430	(47,648)	—	(49,123)
Cash and cash equivalents at the beginning of the period	7	12,284	122	77,425	—	89,838

Cash and cash equivalents at the end of the period	$7	$10,379	$552	$29,777	$—	$40,715

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$122,033	$53,753	$61,933	$114,375	$(230,061)	$122,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	—	34,793	18,788	31,155	—	84,736
Equity earnings (losses), net of distributions	22,050	5,480	(50,766)	(65,782)	84,592	(4,426)
Changes in current assets and liabilities and other	(353)	(3,078)	(9,634)	(42,621)	185	(55,501)

Net cash provided by (used in) operating activities	143,730	90,948	20,321	37,127	(145,284)	146,842

Cash flows from investing activities:
Capital expenditures	—	(42,435)	(9,068)	(118,927)	—	(170,430)
Proceeds from sale of assets	—	67	12	11,955	—	12,034
Other	—	(35)	—	246	—	211

Net cash used in investing activities	—	(42,403)	(9,056)	(106,726)	—	(158,185)

Cash flows from financing activities:
Long-term debt borrowings	—	440,515	—	—	—	440,515
Debt repayments	—	(286,173)	—	—	—	(286,173)
Distributions to unitholders and general partner	(145,269)	(145,269)	—	(15)	145,284	(145,269)
Net intercompany borrowings (repayments)	1,539	(72,450)	(10,751)	81,662	—	—
Other	—	4,105	—	1,547	—	5,652

Net cash (used in) provided by financing activities	(143,730)	(59,272)	(10,751)	83,194	145,284	14,725

Effect of foreign exchange rate changes on cash	—	486	—	3,665	—	4,151
Net (decrease) increase in cash and cash equivalents	—	(10,241)	514	17,260	—	7,533
Cash and cash equivalents at the beginning of the period	137	12,345	992	55,364	—	68,838

Cash and cash equivalents at the end of the period	$137	$2,104	$1,506	$72,624	$—	$76,371

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). Beginning in the second quarter, we revised the manner in which we evaluate our segment performance and made certain organizational changes. As a result, we have changed the way we report our segmental results. All product sales and related costs, including those associated with our recent acquisition of two asphalt refineries, are included in the asphalt and fuels marketing segment. Also, the refined product terminals and crude oil storage tanks segments have been combined into the storage segment and the refined products pipelines and crude oil pipelines have been combined into the transportation segment. Previous periods have been restated to conform to this presentation. Our operations are divided into three reportable business segments: storage, transportation and asphalt and fuels marketing.

Storage. Our terminals in the United States provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including one that provides storage services for crude oil and other feedstocks, and we own international refined product terminal operations on the island of St. Eustatius in the Caribbean, Point Tupper in Nova Scotia, Canada, the United Kingdom, the Netherlands and Nuevo Laredo in Mexico. We also own 60 crude oil and intermediate feedstock storage tanks and related assets that store and deliver crude oil and intermediate feedstocks to Valero Energy Corporation’s (Valero Energy) refineries in Benicia, California, Corpus Christi, Texas, Texas City, Texas and Three Rivers, Texas.

Transportation. We own common carrier refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 6,251 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. We also own 755 miles of crude oil pipelines, which transport crude oil and other feedstocks, such as gas oil, from various points in

Texas, Oklahoma, Kansas and Colorado to Valero Energy’s McKee, Three Rivers and Ardmore refineries, as well as associated crude oil storage facilities in Texas and Oklahoma that are located along the crude oil pipelines. We also own an interest in 57 miles of crude oil pipeline in Illinois, which serves ConocoPhillips’ Wood River refinery.

Asphalt and Fuels Marketing. Our product sales include the sale of asphalt, gasoline and distillates, bunker fuel and other petroleum products. In March 2008, we closed our acquisition of CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations) for approximately $808.5 million. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals. The facilities located in Paulsboro, New Jersey, Savannah, Georgia and Wilmington, North Carolina have storage capacities of 3.4 million barrels, 1.2 million barrels and 0.2 million barrels, respectively. The results of operations for the refineries, including the two related terminals in Paulsboro and Savannah, as well as the associated marketing activities, are included in the asphalt and fuels marketing segment. The results of operations for the Wilmington terminal are included in the storage segment.

The activities of the asphalt and fuels marketing segment expose us to the risk of fluctuations in commodity prices, which directly impact the results of operations for the asphalt and fuels marketing segment. We enter into derivative contracts to mitigate the effect of commodity price fluctuations. On a limited basis, we also enter into derivative commodity instruments based on our analysis of market conditions in order to attempt to profit from market fluctuations.

Concurrent with the acquisition of the East Coast Asphalt Operations, we entered into certain derivative contracts intended to hedge our exposure to price fluctuations for approximately 30% of the inventory acquired. We entered into the contracts to protect the value of our acquired inventories in the case crude oil prices declined. However, the price of crude oil increased dramatically from the date we entered into the hedges until May 2008, at which time we terminated the contracts prior to their expiration. As a result, we recognized a loss of approximately $61.0 million in the second quarter of 2008. Currently, we do not have any derivative contracts related to inventories of the East Coast Asphalt Operations, and we manage our commodity risk by managing those physical inventory volumes. We continue to monitor our exposure to commodity prices and may, if conditions warrant, hedge the inventories of the East Coast Asphalt Operations in the future.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,
	2008	2007	Change
Statement of Income Data:
Revenues:
Services revenues	$187,104	$188,677	$(1,573)
Product sales	1,638,122	208,340	1,429,782

Total revenues	1,825,226	397,017	1,428,209

Costs and expenses:
Cost of product sales	1,467,152	199,023	1,268,129
Operating expenses	127,095	91,981	35,114
General and administrative expenses	20,358	16,118	4,240
Depreciation and amortization expense	35,143	29,534	5,609

Total costs and expenses	1,649,748	336,656	1,313,092

Operating income	175,478	60,361	115,117
Equity earnings from joint ventures	2,122	1,613	509
Interest expense, net	(25,228)	(19,381)	(5,847)
Other income, net	1,696	12,191	(10,495)

Income before income tax expense	154,068	54,784	99,284
Income tax expense	2,791	3,571	(780)

Net income	151,277	51,213	100,064
Less net income applicable to general partner	(9,817)	(5,842)	(3,975)

Net income applicable to limited partners	$141,460	$45,371	$96,089

Weighted-average number of basic units outstanding	54,460,549	46,809,749	7,650,800

Net income per unit applicable to limited partners	$2.60	$0.97	$1.63

Highlights

Net income increased $100.1 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, primarily due to an increase in segment operating income, partially offset by a decrease in other income, net and increases in interest expense, net and general and administrative expenses. Segment operating income increased $119.4 million during the three months ended September 30, 2008, compared to the three months ended September 30, 2007, primarily due to a $131.7 million increase in operating income for the asphalt and fuels marketing segment, partially offset by a $9.4 million decrease in operating income for the transportation segment and a $2.7 million decrease in operating income for the storage segment. Segment operating income increased primarily due to robust sales volumes and strong product margins from our East Coast Asphalt Operations during the three months ended September 30, 2008. Our earnings were also positively impacted by the leasing of new storage capacity to customers from completed tank expansion projects.

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended September 30,
	2008	2007	Change
Storage:
Throughput (barrels/day)	713,323	844,511	(131,188)
Throughput revenues	$22,640	$26,069	$(3,429)
Storage lease revenues	93,141	80,919	12,222

Total revenues	115,781	106,988	8,793
Operating expenses	68,699	58,214	10,485
Depreciation and amortization expense	16,900	15,886	1,014

Segment operating income	$30,182	$32,888	$(2,706)

Transportation:
Refined products pipelines throughput (barrels/day)	652,174	719,385	(67,211)
Crude oil pipelines throughput (barrels/day)	398,341	410,758	(12,417)

Total throughput (barrels/day)	1,050,515	1,130,143	(79,628)
Throughput revenues	$81,163	$83,900	$(2,737)
Operating expenses	39,543	32,677	6,866
Depreciation and amortization expense	12,659	12,825	(166)

Segment operating income	$28,961	$38,398	$(9,437)

Asphalt and Fuels Marketing:
Product sales	$1,638,122	$208,340	$1,429,782
Cost of product sales	1,471,084	200,182	1,270,902
Operating expenses	24,770	2,142	22,628
Depreciation and amortization expense	4,664	68	4,596

Segment operating (loss) income	$137,604	$5,948	$131,656

Consolidation and Intersegment Eliminations:
Revenues	$(9,840)	$(2,211)	$(7,629)
Cost of product sales	(3,932)	(1,159)	(2,773)
Operating expenses	(5,917)	(1,052)	(4,865)
Depreciation and amortization expense	920	755	165

Total	$(911)	$(755)	$(156)

Consolidated Information:
Revenues	$1,825,226	$397,017	$1,428,209
Cost of product sales	1,467,152	199,023	1,268,129
Operating expenses	127,095	91,981	35,114
Depreciation and amortization expense	35,143	29,534	5,609

Segment operating income	195,836	76,479	119,357
General and administrative expenses	20,358	16,118	4,240

Consolidated operating income	$175,478	$60,361	$115,117

Storage

Throughputs decreased 131,188 barrels per day and throughput revenues decreased $3.4 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, primarily due to a change in our Corpus Christi (North Beach) crude oil storage tank agreement from a throughput fee agreement to a storage lease agreement effective January 1, 2008. Also, throughputs and revenues decreased at our Texas City and Corpus Christi crude oil storage tank facilities during the three months ended September 30, 2008 due to the impacts of Hurricanes Dolly, Gustav and Ike.

Storage lease revenues increased by $12.2 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, primarily due to:

•

an increase of $7.0 million at our Amsterdam, St. Eustatius and Vancouver terminal facilities primarily from completed tank expansion projects and the effect of foreign exchange rates at our Amsterdam facility;

•	an increase of $2.3 million due to a change in our Corpus Christi (North Beach) crude oil storage tank agreement from a throughput fee agreement to a storage lease agreement effective January 1, 2008;

•	an increase of $1.7 million at our UK terminal facilities mainly due to increased throughputs, new customers and customer contract escalations and the effect of foreign exchange rates; and

•	an increase of $1.1 million from the acquisition of the Wilmington asphalt terminal on March 20, 2008.

Partially offsetting these increases in storage lease revenues is a decrease of $2.0 million at our Texas City terminal primarily due to decreased reimbursable revenues, decreased customer throughput and operational interruptions from Hurricane Ike.

Operating expenses increased $10.5 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, primarily due to:

•	higher maintenance expenses due to tank cleaning projects, cleanup expenses as a result of Hurricanes Ike and Dolly and vessel maintenance and tank cleaning at our St. Eustatius facility;

•	higher salaries and wages resulting from increased headcount, foreign currency fluctuations and annual cost of living adjustments;

•	increased power costs due to increased fuel consumption and costs at our St. Eustatius and Pt. Tupper facilities and increased costs at our Amsterdam facility; and

•	an increase in an accrual related to an ongoing environmental investigation at one of our refined product terminals.

Depreciation and amortization expense increased $1.0 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, primarily due to the completion of various terminal expansion projects.

Transportation

Throughputs decreased 79,628 barrels per day and revenues decreased $2.7 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, primarily due to:

•

decreased throughputs on the Houston pipeline primarily due to interruptions from Hurricane Ike at refineries served by the Houston pipeline and more product exported by one of our customers instead of shipped inland through our pipeline due to export arbitrage opportunities;

•

decreased throughputs on the East Pipeline primarily due to reduced demand in 2008 due to a prolonged winter and flooding in the Midwest, along with higher commodity prices and record throughputs in 2007;

•	decreased throughputs on the Capwood pipeline as a result of a one of our shippers shifting their supply source; and

•

decreased revenues on the Burgos pipeline due to the receipt of a full-year throughput deficiency payment in the third quarter of 2007, the first annual true-up, versus deficiency payments received on a quarterly basis in 2008.

Partially offsetting these decreases were higher throughputs and revenues on pipelines serving the McKee refinery, mainly due to higher than normal crude run rates in 2008, coupled with lower throughputs and revenues in 2007 resulting from the impact of the Valero Energy McKee refinery fire, which shut down the refinery until mid-April

2007. In addition, revenues benefitted from higher tariffs on all of the refined product and crude oil pipelines as a result of the annual index adjustment, which was effective on July 1, 2008.

Operating expenses increased $6.9 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, primarily due to the impact of significantly lower product prices on the product imbalance on the East Pipeline. In addition, power costs increased due to an increase in throughputs on the McKee system and higher natural gas prices. Also, internal overhead expense increased due to increased headcount. These increases were partially offset by lower maintenance expenses for overall cleanup and repair in 2008.

Asphalt and Fuels Marketing

Sales and cost of product sales increased $1,429.8 million and $1,270.9 million, respectively, for the three months ended September 30, 2008, compared to three months ended September 30, 2007, mainly due to:

•	an increase of $1,136.0 million and $989.4 million in sales and cost of sales, respectively, from our acquisition of the East Coast Asphalt Operations in March 2008;

•

an increase of $214.0 million and $207.3 million in sales and cost of sales, respectively, associated with certain marketing operations that began in the second quarter of 2007 and were still ramping up in the third quarter of 2007; and

•

an increase of $84.1 million and $77.7 million for sales and cost of sales, respectively, associated with our bunker fuel operations due to an increase in the market price per metric ton at our St. Eustatius facility and increased sales at our Point Tupper facility, which resumed the sale of bunker fuel in the second quarter of 2008.

Operating expenses increased by $22.6 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, primarily due to:

•	an increase of $19.5 million from our acquisition of the East Coast Asphalt Operations in March 2008; and

•	an increase of $2.3 million related to marine expenses due to increased tug and barge rental costs as agreements for new tugs and barges at St. Eustatius were effective January 1, 2008.

Depreciation and amortization expense increased $4.6 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, due to our acquisition of the East Coast Asphalt Operations in March 2008.

General

General and administrative expenses increased by $4.2 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, primarily due to additional costs required for the Partnership’s growth and increased expenses related to unit option and restricted unit compensation expense. Partially offsetting these additional expenses were reduced professional services expenses related to certain marketing operations, which began operations in 2007, and higher information systems costs in 2007 resulting from our separation from Valero Energy.

Interest expense, net increased by $5.8 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, primarily due to an increase in our outstanding debt balance resulting from our issuance of $350.0 million of 7.65% senior notes in April 2008 to finance the acquisition of the East Coast Asphalt Operations.

Other income, net decreased by $10.5 million as results for the three months ended September 30, 2007 included the sale of our net profit interest in Wyoming coal properties and business interruption insurance income associated with the McKee refinery fire. This was partially offset by foreign exchange gains during the three months ended September 30, 2008 related to our Canadian subsidiary compared to losses in the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Nine Months Ended September 30,
	2008	2007	Change
Statement of Income Data:
Revenues:
Services revenues	$547,775	$511,970	$35,805
Product sales	3,247,805	502,903	2,744,902

Total revenues	3,795,580	1,014,873	2,780,707

Costs and expenses:
Cost of product sales	3,036,077	475,011	2,561,066
Operating expenses	322,473	258,637	63,836
General and administrative expenses	55,985	48,607	7,378
Depreciation and amortization expense	100,019	84,736	15,283

Total costs and expenses	3,514,554	866,991	2,647,563

Operating income	281,026	147,882	133,144
Equity earnings from joint ventures	6,072	4,970	1,102
Interest expense, net	(67,027)	(57,687)	(9,340)
Other income, net	12,236	35,914	(23,678)

Income before income tax expense	232,307	131,079	101,228
Income tax expense	11,071	9,046	2,025

Net income	221,236	122,033	99,203
Less net income applicable to general partner	(21,904)	(15,414)	(6,490)

Net income applicable to limited partners	$199,332	$106,619	$92,713

Weighted-average number of basic units outstanding	52,753,696	46,809,749	5,943,947

Net income per unit applicable to limited partners	$3.78	$2.28	$1.50

Highlights

Net income increased $99.2 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to an increase in segment operating income, partially offset by a decrease in other income, net and increases in interest expense, net and general and administrative expenses. Segment operating income increased $140.5 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to a $120.2 million increase in operating income for the asphalt and fuels marketing segment, a $13.8 million increase in operating income for the storage segment and an $8.3 million increase in operating income for the transportation segment.

Segment operating income increased during the nine months ended September 30, 2008 primarily due to robust sales volumes and strong product margins from our East Coast Asphalt Operations during the third quarter. In addition, throughputs and earnings increased in 2008 due to a fire at the Valero Energy McKee refinery in February 2007, which shut down the refinery until mid-April 2007 and negatively impacted our transportation and storage segments during the nine months ended September 30, 2007. Our earnings were also positively impacted by the leasing of new storage capacity to customers from completed tank expansion projects. However, our earnings were negatively impacted by the hedging loss discussed in the Overview above and the impact of hurricanes to our storage and transportation segments.

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Nine Months Ended September 30,
	2008	2007	Change
Storage:
Throughput (barrels/day)	756,319	802,622	(46,303)
Throughput revenues	$68,790	$71,771	$(2,981)
Storage lease revenues	267,764	230,971	36,793

Total revenues	336,554	302,742	33,812
Operating expenses	183,818	167,019	16,799
Depreciation and amortization expense	49,548	46,322	3,226

Segment operating income	$103,188	$89,401	$13,787

Transportation:
Refined products pipelines throughput (barrels/day)	682,214	661,709	20,505
Crude oil pipelines throughput (barrels/day)	405,276	369,184	36,092

Total throughput (barrels/day)	1,087,490	1,030,893	56,597
Revenues	$233,970	$214,928	$19,042
Operating expenses	99,873	89,609	10,264
Depreciation and amortization expense	38,061	37,591	470

Segment operating income	$96,036	$87,728	$8,308

Asphalt and Fuels Marketing:
Product sales	$3,247,834	$502,903	$2,744,931
Cost of product sales	3,046,755	478,274	2,568,481
Operating expenses	50,848	4,446	46,402
Depreciation and amortization expense	9,872	68	9,804

Segment operating income	$140,359	$20,115	$120,244

Consolidation and Intersegment Eliminations:
Revenues	$(22,778)	$(5,700)	$(17,078)
Cost of product sales	(10,678)	(3,263)	(7,415)
Operating expenses	(12,066)	(2,437)	(9,629)
Depreciation and amortization expense	2,538	755	1,783

Total	$(2,572)	$(755)	$(1,817)

Consolidated Information:
Revenues	$3,795,580	$1,014,873	$2,780,707
Cost of product sales	3,036,077	475,011	2,561,066
Operating expenses	322,473	258,637	63,836
Depreciation and amortization expense	100,019	84,736	15,283

Segment operating income	337,011	196,489	140,522
General and administrative expenses	55,985	48,607	7,378

Consolidated operating income	$281,026	$147,882	$133,144

Storage

Throughputs decreased 46,303 barrels per day and throughput revenues decreased $3.0 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to a change in our Corpus Christi (North Beach) crude oil storage tank agreement from a throughput fee agreement to a storage lease agreement effective January 1, 2008. Partially offsetting these decreases were higher throughputs and revenues at terminals serving the McKee refinery mainly due to lower throughputs and revenues in 2007 resulting from the impact of the Valero Energy McKee refinery fire, which shut down the refinery until mid-April 2007.

Storage lease revenues increased by $36.8 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to:

•

an increase of $21.0 million in storage lease revenues due to completed tank expansion projects at our St. Eustatius, Amsterdam, Vancouver and Portland terminals, as well as increased throughput and new customer contracts at our UK terminal facilities and the effect of foreign exchange rates at our UK and Amsterdam facilities;

•

an increase of $7.2 million due to a change in our Corpus Christi (North Beach) crude oil storage tank agreement from a throughput fee agreement to a storage lease agreement effective January 1, 2008; and

•	an increase of $2.9 million at our Point Tupper facility due to increased throughputs, reimbursable revenues and dock activity.

Operating expenses increased $16.8 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to:

•	higher salaries and wages resulting primarily from increased headcount and foreign currency fluctuations;

•

higher maintenance expenses due to equipment maintenance, tank work at our St. Eustatius facility and tank maintenance at various other terminal facilities, as well as cleanup associated with several hurricanes that impacted the Gulf Coast;

•

increased power costs mainly due to the acquisition of the Wilmington asphalt terminal, increased fuel consumption at our St. Eustatius and Pt. Tupper facilities and increased costs at our Amsterdam facility; and

•	increased costs at our Texas City terminal related to Hurricane Ike.

Depreciation and amortization expense increased $3.2 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to the completion of various terminal expansion projects.

Transportation

Throughputs increased 56,597 barrels per day and revenues increased $19.0 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to:

•	increased throughputs and revenues of $19.1 million as revenues were lower in 2007 resulting from the impact of the Valero Energy McKee refinery fire;

•	increased revenues of $2.0 million on our Ammonia pipeline primarily due to increased long haul throughputs and two new industrial customer delivery points; and

•	higher tariffs on all of the refined product and crude oil pipelines as the annual index adjustment was effective July 1, 2008.

These increases were partially offset by decreased revenues and throughputs on our East Pipeline primarily due to reduced demand in 2008 due to a prolonged winter and flooding in the Midwest, along with higher commodity prices and record throughputs in 2007. In addition, the Houston pipeline experienced lower throughputs mainly due to interruptions from Hurricane Ike at refineries served by the Houston pipeline and more product exported by one of our customers instead of shipped inland through our pipeline.

Operating expenses increased $10.3 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to increased power costs as a result of the increase in throughputs and higher natural gas prices and the impact of significantly lower product prices on product imbalances on the East

Pipeline. Also, salaries and wages and internal overhead expense increased, both due primarily to increased headcount.

Asphalt and Fuels Marketing

Sales and cost of product sales increased $2,744.9 million and $2,568.5 million, respectively, during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, mainly due to:

•

an increase of $1,938.3 million and $1,778.7 million in sales and cost of sales, respectively, from our acquisition of the East Coast Asphalt Operations in March 2008. Cost of product sales for the nine months ended September 30, 2008 includes the $61.0 million hedging loss discussed in the Overview above;

•

an increase of $539.6 million and $533.8 million in sales and cost of sales, respectively, associated with certain marketing operations that began in the second quarter of 2007 and were still ramping up in the third quarter of 2007; and

•

an increase of $265.6 million and $255.0 million for sales and cost of sales, respectively, associated with our bunker fuel operations due to an increase in the market price per metric ton at our St. Eustatius facility and increased sales at our Point Tupper facility, which resumed the sale of bunker fuel in the second quarter of 2008.

Operating expenses increased by $46.4 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to:

•	an increase of $36.3 million from our acquisition of the East Coast Asphalt Operations in March 2008; and

•	an increase of $6.9 million related to marine expenses due to increased tug and barge rental costs as agreements for new tugs and barges at St. Eustatius were effective January 1, 2008.

Depreciation and amortization expense increased $9.8 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, due to our acquisition of the East Coast Asphalt Operations in March 2008.

General

General and administrative expenses increased by $7.4 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to additional costs required for the Partnership’s growth and separation from Valero Energy. Partially offsetting these additional expenses were decreased expenses related to unit option and restricted unit compensation expense as the NuStar Energy unit price declined. Professional services related to certain marketing operations decreased as those operations began in 2007.

Interest expense, net increased by $9.3 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to an increase in our outstanding debt balance resulting from our issuance of $350.0 million of 7.65% senior notes in April 2008 to finance the acquisition of the East Coast Asphalt Operations. This was partially offset by a decrease in interest rates, including a decrease in the variable interest rate paid on our interest rate swaps, which hedge a portion of our fixed-rate senior notes.

Other income, net decreased $23.7 million because 2007 included a $13.0 million one-time payment from Valero Energy for exercising its option to terminate its services agreement, higher business interruption insurance income associated with the McKee refinery fire of $9.0 million, the sale of our net profit interest in Wyoming coal properties for $7.3 million and a gain of $5.2 million related to a settlement for the dock damage at our Westwego terminal. Partially offsetting these decreases are increases in 2008 related to foreign exchange gains of $3.5 million versus losses of $6.0 million in 2007, primarily relating to our Canadian subsidiary and a gain on the sale of an idle pipeline for $4.3 million.

Income tax expense increased $2.0 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily as a result of higher taxable income in our taxable entities, partially offset by reductions in the United Kingdom and Canadian income tax rates and adjustments from the filing of our 2007 Canadian tax return.

Outlook

We expect our results in the fourth quarter to be significantly lower than the third quarter mainly due to lower asphalt sales and margins. Typically, asphalt sales decline in the fourth quarter for seasonal reasons, including decreased road construction during colder months. Despite our expectation of lower fourth quarter earnings, we expect results for the full year 2008 to significantly exceed results of 2007. Earnings for 2008 will benefit from the addition of the asphalt operations, as well as the effects of higher pipeline tariffs in our transportation segment and the completion of key terminal expansion projects during 2008.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary cash requirements are for distributions to partners, working capital requirements, including inventory purchases, debt service, reliability and strategic and other capital expenditures, acquisitions and normal operating expenses. On an annual basis, we typically generate sufficient cash from our operations to fund day-to-day operating and general and administrative expenses, reliability capital expenditures, interest expense and distribution requirements. We also have available borrowing capacity under our existing revolving credit facility and, to the extent necessary, we may raise additional funds through equity or debt offerings under our $3.0 billion shelf registration statement to fund strategic capital expenditures or other cash requirements not funded from operations. However, there can be no assurance regarding the availability of any additional funds or whether such additional funds will be available on terms acceptable to us. As of September 30, 2008, we had $2.3 billion available under our $3.0 billion shelf registration statement.

Our five-year revolving credit agreement (the 2007 Revolving Credit Agreement) is well-diversified with 24 participating banks. However, the participating banks include Lehman Brothers Bank, FSB (LB Bank), a subsidiary of Lehman Brothers Holdings Inc. (Lehman), which recently filed for bankruptcy protection. LB Bank’s participation in the 2007 Revolving Credit Agreement totaled $42.5 million, of which $18.3 million had not been drawn at the date of their bankruptcy filing. As a result of Lehman’s recent bankruptcy filing, LB Bank has elected not to fund its pro rata share of any future borrowings we request, which reduces the total commitment under the 2007 Revolving Credit Agreement to approximately $1.2 billion. Excluding LB Bank’s unfunded commitment of $18.3 million, we had $461.4 million available for borrowing under the 2007 Revolving Credit Agreement as of September 30, 2008. If other lenders under the 2007 Revolving Credit Agreement file for bankruptcy or experience severe financial hardship due to recent disruptions and steep declines in the global financial markets and generally severely tightening credit supply, they may not honor their pro rata share of our borrowing requests.

The 2007 Revolving Credit Agreement matures in 2012, and we do not have any other significant debt maturing until 2012 and 2013, when four of our five senior notes become due.

Cash Flows for the Nine Months Ended September 30, 2008 and 2007

Net cash provided by operating activities for the nine months ended September 30, 2008 was $231.4 million compared to $146.8 million for the nine months ended September 30, 2007. The increase in cash generated from operating activities is primarily due to net income of $221.2 million for the nine months ended September 30, 2008 compared to net income of $122.0 million for the nine months ended September 30, 2007. Partially offsetting this increase in net income is the negative impact of higher working capital accounts. For the nine months ended September 30, 2008, our working capital accounts increased by $77.2 million, compared to $43.1 million for the nine months ended September 30, 2007. Accounts receivable and inventory increased $206.1 million and $133.4 million, respectively, for the nine months ended September 30, 2008, primarily due to the operations of the asphalt and fuels marketing segment. However, an increase in accounts payable of $235.0 million, also primarily related to the asphalt and fuels marketing segment, partially offset the increases in accounts receivable and inventory. Cash flows from operations for the nine months ended September 30, 2008 also include proceeds from business interruption insurance of $3.5 million compared to $12.5 million for the nine months ended September 30, 2007.

The proceeds from long-term and short-term debt borrowings, net of repayments, our issuance of common units and senior notes, combined with cash on hand, were used to fund the acquisition of the East Coast Asphalt Operations, our strategic capital expenditures primarily related to various terminal expansion projects and our distributions to unitholders and the general partner.

Net cash provided by operating activities for the nine months ended September 30, 2007 was used to fund distributions to unitholders and the general partner in the aggregate amount of $145.3 million. The proceeds from long-term debt borrowings, net of repayments, were used to fund a portion of our capital expenditures, primarily related to various terminal expansion projects.

Partners’ Equity

Cash Distributions

In July 2008, our board of directors declared a quarterly cash distribution of $0.985 per unit. This distribution was paid on August 13, 2008 to unitholders of record on August 6, 2008 and totaled $60.6 million. In October 2008, our board of directors declared a quarterly cash distribution of $1.0575 per unit. This distribution will be paid on November 12, 2008 to unitholders of record on November 5, 2008 and will total $65.8 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands of Dollars)
General partner interest	$1,318	$1,041	$3,740	$2,992
General partner incentive distribution	6,929	4,915	18,365	13,238

Total general partner distribution	8,247	5,956	22,105	16,230
Limited partners’ distribution	57,591	46,108	164,879	133,408

Total cash distributions	$65,838	$52,064	$186,984	$149,638

Cash distributions per unit applicable to limited partners	$1.0575	$0.985	$3.0275	$2.850

Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter.

Equity Offering

In April 2008, we issued 4,450,000 common units representing limited partner interests at a price of $48.75 per unit, and our underwriters acquired an additional 600,800 common units at a price of $48.75 per unit. We received net proceeds of $236.2 million and a contribution of $5.0 million from our general partner to maintain its 2% general partner interest. The proceeds were used to repay the $124.0 million balance under our term loan agreement and a portion of the outstanding principal balance under our revolving credit agreement (see discussion below).

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

During the nine months ended September 30, 2008, our reliability capital expenditures totaled $28.0 million, primarily related to maintenance upgrade projects at our terminals and pipelines. Strategic and other capital expenditures for the nine months ended September 30, 2008 of $113.6 million primarily related to the Amsterdam, St. James and Texas City tank expansions and other terminal expansion projects.

For the full year of 2008, we expect to incur approximately $212.0 million of capital expenditures, including $52.0 million for reliability capital projects and $160.0 million for strategic and other capital projects. We continuously evaluate our capital budget and make changes as economic conditions warrant. If conditions warrant, our actual capital expenditures for 2008 may exceed the budgeted amounts. We believe cash generated from operations combined with other sources of liquidity will be sufficient to fund our capital expenditures in 2008.

Working Capital Requirements

The East Coast Asphalt Operations require us to make a substantial investment in inventory. Our working capital requirements will vary with the seasonal nature of asphalt demand as we build and store inventories during periods of lower demand in order to sell it during periods of higher demand. This seasonal nature of asphalt demand will also affect the accounts receivable and accounts payable balances, which may vary depending on timing of payments.

Related Party Transactions

GP Services Agreement

In April 2008, the boards of directors of NuStar GP, LLC and NuStar GP Holdings approved (i) the termination of the administration agreement, dated July 16, 2006, between NuStar GP Holdings and NuStar GP, LLC (the Administration Agreement) and (ii) the adoption of a services agreement between NuStar GP, LLC and NuStar Energy (the GP Services Agreement). All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC.

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

For 2008, the Holdco Administrative Services Expense will be equal to $750,000 plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense for the 2008 fiscal year and subject to certain other adjustments. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts allocated to NuStar GP Holdings related to the Administration Agreement and the GP Services Agreement were $0.3 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively, and $0.7 million and $0.4 million for the nine months ended September 30, 2008 and 2007, respectively.

Long-Term Contractual Obligations

7.65% Senior Notes

In April 2008, NuStar Logistics issued $350.0 million of 7.65% senior notes under our $3.0 billion shelf registration statement for net proceeds of $346.2 million. The net proceeds were used to repay a portion of the outstanding principal balance under our revolving credit agreement. The interest on the 7.65% senior notes is payable semi-annually in arrears on April 15 and October 15 of each year beginning on October 15, 2008. The notes will mature on April 15, 2018.

Gulf Opportunity Zone Revenue Bonds

In June 2008, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued $56.2 million of Revenue Bonds (NuStar Logistics, L.P. Project) Series 2008 associated with the St. James terminal expansion. The bonds mature on June 1, 2038. The interest rate is based on a weekly tax-exempt bond market interest rate and is paid monthly. The average interest rate was 2.5% for the quarter ended September 30, 2008. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request for reimbursement of expenditures related to the St. James terminal expansion. As of September 30, 2008, we have received $48.8 million from the trustee, of which $0.6 million was used to pay bond issuance costs. As of September 30, 2008, the remaining funds in trust are included in “Deferred charges and other assets, net,” and the $56.2 million obligation is included in “Long-term debt, less current portion” on our consolidated balance sheets.

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

Revolving Credit Agreement

During the nine months ended September 30, 2008, we borrowed an aggregate $1.7 billion under our the 2007 Revolving Credit Agreement to fund our acquisition of the East Coast Asphalt Operations, a portion of our capital expenditures and working capital requirements. Additionally, we repaid $1.5 billion during the nine months ended September 30, 2008, which included some of the proceeds from the equity offering in April 2008, the related contribution from our general partner and the issuance of the 7.65% senior notes in April 2008. The 2007 Revolving Credit Agreement bears interest based on either an alternative base rate or a LIBOR based rate, which was 4.0% as of September 30, 2008. As of September 30, 2008, we had $461.4 million available for borrowing under the 2007 Revolving Credit Agreement.

Term Loan Agreement

On March 20, 2008, we closed on a $124.0 million term loan agreement (the Term Loan Agreement), all of which was used to fund a portion of our acquisition of the East Coast Asphalt Operations. The $124.0 million balance on the Term Loan Agreement was paid in full in April 2008 with the proceeds from our equity offering.

Lines of Credit

As of September 30, 2008, we had three short-term lines of credit with an uncommitted borrowing capacity of up to $65.0 million. During the nine months ended September 30, 2008, we borrowed $466.7 million and repaid $446.7 million under our uncommitted, short-term lines of credit based on current working capital needs. As of September 30, 2008, we had outstanding borrowings of $20.0 million at an interest rate of 7.4% on one of our uncommitted, short-term lines of credit. The interest rates and maturities on our uncommitted, short-term lines of credit vary and are determined at the time of the borrowing. The interest rates for these lines fluctuate with the Federal Funds rate.

Interest Rate Swaps

As of September 30, 2008, the weighted-average interest rate for our interest rate swaps was 5.2%. As of September 30, 2008 and December 31, 2007, the aggregate estimated fair value of the interest rate swaps included in “Deferred charges and other assets, net” in our consolidated balance sheet was $2.5 million and $2.2 million, respectively.

Other

Our 2007 Revolving Credit Agreement and £21 million five-year UK term loan require that we maintain certain financial ratios and include other restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exist or would result from the distribution. Our management believes that we are in compliance with all of these ratios and covenants as of September 30, 2008.

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

Other Contingencies

We are subject to certain loss contingencies, the outcome of which could have an effect on our results of operations and cash flows. For example, we may be required to make substantial payments to the U.S. Department of Justice for certain remediation costs. For further discussion on this and other loss contingencies, see Note 6 of Condensed Notes to Consolidated Financial Statements.

Commitments

Simultaneously with the acquisition of the East Coast Asphalt Operations, we entered into a commitment to purchase an annual average of 75,000 barrels per day of crude oil over a minimum seven-year period from an affiliate of Petróleos de Venezuela S. A. (PDVSA), the national oil company of Venezuela. The value of this commitment will fluctuate as the pricing is determined by a market-based pricing formula using published market indices, subject to adjustment based on the price of Mexican Maya crude.

During the first nine months of 2008, we entered into a ten-year lease commitment for four tugs and three barges to be utilized at our St. Eustatius facility totaling approximately $96.0 million.

In connection with the East Coast Asphalt Operations acquisition, we assumed leases related to the rental of storage capacity at third-party terminals. These commitments total approximately $45.0 million over the next five years. In addition, we entered into a contract of affreightment that requires us to ship a minimum quantity for the next four years at market rates dependent upon the actual distance traveled for each voyage.

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

Interest Rate Risk

We manage our debt considering various financing alternatives available in the market and we manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, we utilize interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt. Borrowings under the 2007 Revolving Credit Agreement expose us to increases in the benchmark interest rate.

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

	September 30, 2008
	Expected Maturity Dates
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$660	$713	$770	$832	$388,321	$832,320	$1,223,616	$1,224,989
Average interest rate	8.0%	8.0%	8.0%	8.0%	7.4%	6.7%	6.9%
Variable rate	$—	$—	$—	$—	$711,889	$56,200	$768,089	$768,089
Average interest rate	—	—	—	—	4.0%	7.9%	4.3%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$60,000	$107,500	$167,500	$2,480
Average pay rate	5.2%	5.3%	6.1%	6.4%	6.5%	6.2%	5.9%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.1%	6.3%

	December 31, 2007
	Expected Maturity Dates
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$663	$713	$770	$832	$392,527	$482,163	$877,668	$927,234
Average interest rate	8.0%	8.0%	8.0%	8.0%	7.4%	6.0%	6.6%
Variable rate	$—	$—	$—	$—	$527,976	$—	$527,976	$527,976
Average interest rate	—	—	—	—	5.7%	—	5.7%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$—	$60,000	$107,500	$167,500	$2,232
Average pay rate	5.3%	5.6%	6.1%	6.4%	6.7%	6.5%	6.1%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.1%	6.3%

Commodity Price Risk

Since the operations of our marketing segment expose us to commodity price risk, we enter into derivative instruments to mitigate the effect of commodity price fluctuations. The derivative instruments we use consist primarily of futures contracts and swaps traded on the NYMEX.

We have a risk management committee that oversees our trading controls and procedures and certain aspects of risk management. Our risk management committee also approves all new risk management strategies in accordance with our Risk Management Policy, approved by our board of directors.

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

On a limited basis, we also enter into derivative commodity instruments based on our analysis of market conditions in order to attempt to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges. We record these derivatives in the consolidated balance sheet at fair value with mark-to-market adjustments recorded in revenues.

The following tables provide information about our derivative instruments, the fair value of which will fluctuate with changes in commodity prices:

	September 30, 2008
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)	(Per Barrel)		(Thousands of Dollars)
Economic Hedges:
Futures – long:
(crude oil and refined products)	255	$110.20	N/A	$(1,772)
Futures – short:
(crude oil and refined products)	918	N/A	$107.50	2,499
Swaps – long:
(refined products)	150	81.93	N/A	(166)
Swaps – short:
(refined products)	150	N/A	89.80	1,348

Total fair value of open positions				$1,909

	December 31, 2007
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)	(Per Barrel)		(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	68	$104.26	N/A	$460
Futures – short:
(refined products)	287	N/A	$103.78	(1,942)

Economic Hedges:
Futures – long:
(refined products)	60	104.44	N/A	392
Futures – short:
(crude oil and refined products)	459	N/A	99.01	(3,001)

Total fair value of open positions				$(4,091)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2008.

(b)	Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2007, as well as our subsequent quarterly reports on Form 10-Q.

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

In 2000, the court entered final judgment that: (i) Grace Energy could not recover its own remediation costs of $3.5 million, (ii) Kaneb owned the Otis AFB pipeline and its related environmental liabilities and (iii) Grace Energy was awarded $1.8 million in attorney costs. Both Kaneb and Grace Energy appealed the final judgment of the trial court to the Texas Court of Appeals in Dallas. In 2001, Grace Energy filed a petition in bankruptcy, which created an automatic stay of actions against Grace Energy. Once that stay is lifted, we intend to resume vigorous prosecution of the appeal. In September 2008, Grace Energy filed its Joint Plan of Reorganization and Disclosure Statement (Disclosure Statement). A hearing on approval of the Disclosure Statement is scheduled for the fourth quarter of 2008.

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two spill areas. In November 2008, the DOJ forwarded information to us indicating that the past and estimated future remediation expenses associated with the two spill areas are $71.9 million. The DOJ has not filed a lawsuit against us related to this matter, and we have not made any payments toward costs incurred by the DOJ.

Eres Matter. In August 2008, Eres N.V. forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing assumed the Charter Agreement when it purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. CARCO has demanded that NuStar Asphalt and NuStar Marketing defend and indemnify it against Eres’ claims. In connection with the demand for arbitration, Eres filed a complaint in the U.S. District Court for the Southern District of New York (SDNY) seeking to require the Defendants to arbitrate the dispute and seeking to attach the banking funds of CARCO and NuStar Asphalt (including cash, escrow funds, credits, debts, wire transfers, electronic funds transfers, accounts, letters of credit, freights and charter hire) within the SDNY in amounts of approximately $78.1 million pending resolution of arbitration between Eres and the Defendants. To date, no funds of NuStar Asphalt have been attached. We intend to vigorously defend against these claims.

Illinois EPA Matter. In September 2008, the Illinois State Attorney General’s Office proposed penalties totaling $240,000 related to a leak at a storage terminal in Chillicothe, Illinois that we previously owned through a joint venture with Center Oil Company until we sold our interest in October 2006. The leak was originally discovered and reported to the Illinois Emergency Management Agency (IEMA) in 2002.

Item 1A.	Risk Factors

The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2007 Form 10-K under Part I. — Item 1A. “Risk Factors,” as updated by our Form 10-Q for the quarter ended March 31, 2008. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K, as updated by our Form 10-Q for the quarter ended March 31, 2008.

Our future financial and operating flexibility may be adversely affected by our significant leverage, by restrictions in our debt agreements and by recent disruptions in the financial markets.

As of September 30, 2008, our consolidated debt was $2.1 billion. Among other things, our significant leverage may be viewed negatively by credit rating agencies, which could result in increased costs for us to access the capital markets. NuStar Logistics and NuPOP have senior unsecured ratings of Baa3 with Moody’s Investor Service and BBB minus with Standard & Poors and Fitch, all with a negative outlook. The negative outlook was assigned by the credit rating agencies as a result of our acquisition of the East Coast Asphalt Operations. Any future downgrade of the debt issued by these wholly owned subsidiaries could significantly increase our capital costs or adversely affect our ability to raise capital in the future.

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

As of September 30, 2008, we had $461.4 million available for borrowing under our five-year revolving credit agreement (the 2007 Revolving Credit Agreement), which does not include $18.3 million of remaining commitment from Lehman Brothers Bank, FSB (LB Bank), a subsidiary of Lehman Brothers Holdings Inc. (Lehman). As a result of Lehman’s recent bankruptcy filing, LB Bank has elected not to fund its pro rata share of any future borrowings we request, which reduces the total commitment under the 2007 Revolving Credit Agreement to approximately $1.2 billion. If other lenders under the 2007 Revolving Credit Agreement file for bankruptcy or experience severe financial hardship due to recent disruptions and steep declines in the global financial markets and generally severely tightening credit supply, they may not honor their pro rata share of our borrowing requests, which may significantly reduce our available borrowing capacity and, as a result, materially adversely affect our financial condition and ability to pay distributions to unitholders.

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
November 7, 2008

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
November 7, 2008

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
November 7, 2008