Form 10-K
period 2008-12-31
NuStar Energy L.P.
filed 2009-02-27
CIK 1110805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________________

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

Yes [X]   No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

The aggregate market value of the common units held by non-affiliates was approximately $2,097 million based on the last sales price quoted as of June 30, 2008, the last business day of the registrant’s most recently completed second quarter.

The number of common units outstanding as of February 1, 2009 was 54,460,549.

PART I

Unless otherwise indicated, the terms “NuStar Energy L.P.,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. In the following Items 1., 1A. and 2., “Business, Risk Factors and Properties,” we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources. The words “forecasts,” “intends,” “believes,” “expects,” “plans,” “scheduled,” “goal,” “may,” “anticipates,” “estimates” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. You are cautioned that such forward-looking statements should be read in conjunction with our disclosures beginning on page 38 of this report under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION.”

ITEM 1. BUSINESS, RISK FACTORS AND PROPERTIES

OVERVIEW

NuStar Energy L.P. (NuStar Energy), a Delaware limited partnership, completed its initial public offering of common units on April 16, 2001. Our common units are traded on the New York Stock Exchange (NYSE) under the symbol “NS.” Our principal executive offices are located at 2330 North Loop 1604 West, San Antonio, Texas 78248 and our telephone number is (210) 918-2000.

We are engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia and asphalt and fuels marketing. We manage our operations through the following three operating segments: storage, transportation and asphalt and fuels marketing. As of December 31, 2008, our assets included:

•	58 refined product terminal facilities providing approximately 61.2 million barrels of storage capacity and one crude oil terminal facility providing 4.8 million barrels of storage capacity;
•	60 crude oil storage tanks providing storage capacity of 12.5 million barrels;
•	5,679 miles of refined product pipelines with 21 associated terminals providing storage capacity of 4.6 million barrels and two tank farms providing storage capacity of 1.2 million barrels;
•	2,000 miles of anhydrous ammonia pipelines;
•	812 miles of crude oil pipelines with 16 associated storage tanks providing storage capacity of 1.9 million barrels; and
•	two asphalt refineries with a combined throughput capacity of 104,000 barrels per day and two associated terminal facilities with a combined storage capacity of 4.7 million barrels.

We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP) Our revenues include:

•	tariffs for transporting crude oil, refined products and anhydrous ammonia through our pipelines;
•	fees for the use of our terminals and crude oil storage tanks and related ancillary services; and
•	sales of asphalt and other refined petroleum products.

Our business strategy is to increase per unit cash distributions to our partners through:

•	continuous improvement of our operations by improving safety and environmental stewardship, cost controls and asset reliability and integrity;
•	internal growth through enhancing the utilization of our existing assets by expanding our business with current and new customers as well as investments in strategic expansion projects;
•	external growth from acquisitions that meet our financial and strategic criteria;
•	complementary operations such as our product marketing and trading organization, which we created to capitalize on opportunities to optimize the use and profitability of our assets; and
•	growth and improvement of our asphalt operations to benefit from anticipated decreases in overall asphalt supply and higher asphalt margins.

The term ‘‘throughput’’ as used in this document generally refers to the crude oil or refined product barrels or tons of ammonia, as applicable, that pass through our pipelines, terminals, storage tanks or refineries.

Our internet website address is http://www.nustarenergy.com. Information contained on our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (SEC) are available on our internet website, free of charge, as soon as reasonably practicable after we file or furnish such material (select the “Investors” link, then the “Financial Reports SEC Filings” link). We also post our corporate governance guidelines, code of business conduct and ethics, code of ethics for senior financial officers and the charters of our board’s committees on our internet website free of charge (select the “Investors” link, then the “Corporate Governance” link). Our governance documents are available in print to any unitholder that makes a written request to Corporate Secretary, NuStar Energy L.P., 2330 North Loop 1604 West, San Antonio, Texas 78248.

RECENT DEVELOPMENTS

On March 20, 2008, we acquired CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations) for approximately $838.5 million. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals. The terminals located in Paulsboro, New Jersey, Savannah, Georgia and Wilmington, North Carolina have storage capacities of 3.5 million barrels, 1.2 million barrels, and 0.2 million barrels, respectively.

In April 2008, we issued 5,050,800 common units representing limited partner interests at a price of $48.75 per unit. We received net proceeds of $236.2 million and a contribution of $5.0 million from our general partner to maintain its 2% general partner interest. The proceeds were used to repay the $124.0 million balance under our term loan agreement and a portion of the outstanding principal balance under our revolving credit agreement.

On April 4, 2008, NuStar Logistics issued $350.0 million of 7.65% senior notes for net proceeds of $346.2 million. The net proceeds were used to repay a portion of the outstanding principal balance under our revolving credit agreement.

On December 1, 2008, we agreed to dispose of our interest in the Skelly-Belvieu Pipeline Company, LLC, which owns a liquefied petroleum gas pipeline in Texas, for $36.0 million to Enterprise Products Operating LLC.

ORGANIZATIONAL STRUCTURE

Our operations are managed by the general partner of our general partner, NuStar GP, LLC. NuStar GP, LLC, a Delaware limited liability company, is a consolidated subsidiary of NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH).

In two separate public offerings in 2006, Valero Energy Corporation (Valero Energy) sold their ownership interest in NuStar GP Holdings. NuStar GP Holdings did not receive any proceeds from either public offering, and Valero Energy's ownership interest in NuStar GP Holdings was reduced to zero.

The following chart depicts our organizational structure at December 31, 2008.

SEGMENTS

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

Detailed financial information about our segments is included in Note 24 in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

The following map depicts our operations at December 31, 2008.

Canada
Mexico
Tacoma
Vancouver (2)
Portland
WA
OR
MT
ID
WY
NV
UT
CA
AZ
CO
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
MI
IL
IN
OH
KY
TN
MS
AL
GA
FL
SC
NC
VA
WV
MD
DE
NJ
PA
NY
CT
RI
MA
NH
ME
Nov Scotia
Point Tupper
Pittsburg
Asphalt
Selby
Benicia
Stockton
Los Angeles
Rawlins
Denver
Colorado Springs
Rosario Asphalt
Albuquerque
Alamogordo
El Paso
Mandan
BNRR
Jamestown (North)
Jamestown (East)
Moorhead
Sauk Centre
BNRR
Twin Cities (Roseville)
Aberdeen
Wolsey
Sioux Falls
Rock Rapids
Mitchell
Milford
Yankton
Le Mars
Norfolk
Council Bluffs
Columbus
North Platte
Osceola
Geneva
Phillipsburg
Cheyenne Wells
Concordia
Salina
Hutchinson
Hooker
Clawson
Catoosa Asphalt
Wynnewood
Wasson
Amarillo
Dixon
Ringgold
Wichita Falls
Abernathy
Lubbock
Southlake
San Antonio East
NuStar
San Antonio South
Pettus
Houston Asphalt
Hobby
Texas City (2)
Placedo
Laredo
Nuevo Laredo
Corpus Christi
Edinburg
Harlingen
Brownsville
Burgos Basin (PEMEX)
St. James
Blue Island
Indianapolis
Moundville
Montgomery
Fulcro
Bremen
Gainsville
Gwinnett
Lithonia
Macon
Savannah
Brunswick
Jacksonville
Charlotte
Wilmington
Charleston
Albany
Bronx
Linden (2)
Perth Amboy
Paulsboro
Baltimore
Baltimore
Andrews AFB
Dumfries
Piney Point
Hopewell
Salisbury
Virginia Beach
LEGEND
Headquarters/International Office
NuStar Energy L.P. Refined Product Terminals
Third-Party Terminal
Nustar Asphalt Terminal
Crude Oil Storage Facilities
Crude Oil Storage Tanks
Asphalt Refinery
Origin/Termination Points
Central West Crude Oil Pipelines System
Central West Refined Products Pipelines System
Single-Use Refined Product Pipelines
Single-Use Crude Oil Pipeline
North Refined Products Pipelines System
East Refined Products Pipelines System
Ammonia Pipelines System
UK and Amsterdam
Norway
Grangemouth
Glasgow
Belfast
Ireland
Eastham
Runcorn
United Kingdom
Denmark
Netherlands
Amsterdam
Grays
Germany
France
Caribbean
Netherland Antilles
St. Eustatius

STORAGE

Our storage segment includes terminal facilities that provide storage and handling services on a fee basis for petroleum products, specialty chemicals, crude oil and other liquids and crude oil storage tanks used to store and deliver crude oil. In addition, our terminals located on the island of St. Eustatius, the Netherlands Antilles and Point Tupper, Nova Scotia provide services such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services. As of December 31, 2008, we owned and operated:

•	49 terminals in the United States, with a total storage capacity of approximately 36.3 million barrels;
•	A terminal on the island of St. Eustatius, Netherlands Antilles with a tank capacity of 13.0 million barrels and a transshipment facility;
•	A terminal located in Point Tupper, Nova Scotia with a tank capacity of 7.4 million barrels and a transshipment facility;
•	Six terminals located in the United Kingdom and one terminal located in Amsterdam, the Netherlands, having a total storage capacity of approximately 9.3 million barrels;
•	A terminal located in Nuevo Laredo, Mexico; and
•	60 crude oil and intermediate feedstock storage tanks and related assets in Texas and California with aggregate storage capacity of approximately 12.5 million barrels.

Description of Largest Terminal Facilities

St. Eustatius, Netherlands Antilles.    We own and operate a 13.0 million barrel petroleum storage and terminalling facility located on the Netherlands Antilles island of St. Eustatius, which is located at a point of minimal deviation from major shipping routes. This facility is capable of handling a wide range of petroleum products, including crude oil and refined products, and it can accommodate the world’s largest tankers for loading and discharging crude oil and other petroleum products. A two-berth jetty, a two-berth monopile with platform and buoy systems, a floating hose station and an offshore single point mooring buoy with loading and unloading capabilities serve the terminal’s customers’ vessels. The St. Eustatius facility has a total of 58 tanks. The fuel oil and petroleum product facilities have in-tank and in-line blending capabilities, while the crude tanks have tank-to-tank blending capability and in-tank mixers. In addition to the storage and blending services at St. Eustatius, this facility has the flexibility to utilize certain storage capacity for both feedstock and refined products to support our atmospheric distillation unit. This unit is capable of processing up to 25,000 barrels per day of feedstock, ranging from condensates to heavy crude oil. We own and operate all of the berthing facilities at the St. Eustatius terminal. Separate fees apply for the use of the berthing facilities, as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response services and other ship services.

Point Tupper, Nova Scotia.    We own and operate a 7.4 million barrel terminalling and storage facility located at Point Tupper on the Strait of Canso, near Port Hawkesbury, Nova Scotia, which is located approximately 700 miles from New York City and 850 miles from Philadelphia. This facility is the deepest independent, ice-free marine terminal on the North American Atlantic coast, with access to the East Coast, Canada and the Midwestern United States via the St. Lawrence Seaway and the Great Lakes system. With one of the premier jetty facilities in North America, the Point Tupper facility can accommodate substantially all of the world’s largest, fully laden very large crude carriers and ultra large crude carriers for loading and discharging crude oil, petroleum products and petrochemicals. Crude oil and petroleum product movements at the terminal are fully automated. Separate fees apply for the use of the jetty facility, as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response services and other ship services. We also charter tugs, mooring launches and other vessels to assist with the movement of vessels through the Strait of Canso and the safe berthing of vessels at the terminal facility.

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

Linden, New Jersey.    We own 50% of ST Linden Terminal LLC, which owns a terminal and storage facility in Linden, New Jersey. The terminal is located on a 44-acre facility that provides it with deep-water terminalling capabilities at New York Harbor. This terminal primarily stores petroleum products, including gasoline, jet fuel and fuel oils. The facility has a total capacity of approximately 4.0 million barrels in 24 tanks and can receive and deliver products via ship, barge and pipeline. The terminal includes two docks and leases a third with draft limits of 36, 26 and 20 feet, respectively.

St. James, Louisiana.     Our St. James terminal has 21 crude oil storage tanks with a total capacity of approximately 4.8 million barrels. Additionally, the facility has a rail-loading facility and three docks with barge and ship access. The facility is located on approximately 220 acres of land on the west bank of the Mississippi River approximately 60 miles west of New Orleans and has an additional 675 acres of undeveloped land.

Terminal Facilities and Crude Oil Storage Tanks

The following table sets forth information about our terminal facilities:

Facility	Tank Capacity	Number of Tanks	Primary Products Handled
	(Barrels)
Major U.S. Terminals:
Piney Point, MD	5,404,000	28	Petroleum products, asphalt
Linden, NJ (a)	3,957,000	24	Petroleum products
St. James, LA	4,807,000	21	Crude oil and feedstocks
Selby, CA	2,829,000	22	Petroleum products, ethanol
Jacksonville, FL	2,505,000	34	Petroleum products, asphalt
Texas City, TX	2,736,000	103	Chemicals, petrochemicals, petroleum products

Other U.S. Terminals:
Montgomery, AL	162,000	7	Petroleum products
Moundville, AL	310,000	6	Petroleum products
Los Angeles, CA	606,000	19	Petroleum products
Pittsburg, CA	361,000	10	Asphalt
Stockton, CA	802,000	33	Petroleum products, ethanol, fertilizer
Colorado Springs, CO	320,000	7	Petroleum products, ethanol
Denver, CO	100,000	8	Petroleum products, ethanol
Bremen, GA	178,000	8	Petroleum products
Brunswick, GA	160,000	2	Fertilizer, pulp liquor
Macon, GA (b)	307,000	10	Petroleum products
Savannah, GA	857,000	21	Petroleum products, caustic
Blue Island, IL	729,000	15	Petroleum products, ethanol
Indianapolis, IN	366,000	18	Petroleum products
Andrews AFB, MD (b)	72,000	3	Petroleum products
Baltimore, MD	825,000	49	Chemicals, asphalt
Salisbury, MD	177,000	14	Petroleum products
Wilmington, NC	206,000	8	Asphalt
Linden, NJ	353,000	9	Petroleum products
Paulsboro, NJ	69,000	9	Petroleum products
Alamogordo, NM (b)	120,000	5	Petroleum products
Albuquerque, NM	245,000	10	Petroleum products, ethanol
Rosario, NM	160,000	8	Asphalt
Catoosa, OK	340,000	24	Asphalt
Portland, OR	1,203,000	32	Petroleum products, ethanol
Abernathy, TX	155,000	7	Petroleum products
Amarillo, TX	255,000	8	Petroleum products
Corpus Christi, TX	352,000	11	Petroleum products
Edinburg, TX	267,000	6	Petroleum products
El Paso, TX (c)	343,000	12	Petroleum products
Harlingen, TX	315,000	7	Petroleum products
Houston, TX (Hobby Airport)	106,000	4	Petroleum products
Houston, TX	90,000	6	Asphalt
Laredo, TX	320,000	7	Petroleum products
Placedo, TX	97,000	4	Petroleum products
San Antonio (east), TX	148,000	5	Petroleum products
San Antonio (south), TX	215,000	5	Petroleum products
Southlake, TX	575,000	12	Petroleum products, ethanol
Texas City, TX	125,000	10	Petroleum products

Facility	Tank Capacity	Number of Tanks	Primary Products Handled
	(Barrels)

Dumfries, VA	548,000	14	Petroleum products, asphalt
Virginia Beach, VA (b)	41,000	2	Petroleum products
Tacoma, WA	359,000	14	Petroleum products, ethanol
Vancouver, WA	328,000	48	Chemicals
Vancouver, WA	408,000	7	Petroleum products

Total U.S. Terminals	36,313,000	756

Foreign Terminals:
St. Eustatius, Netherlands Antilles	12,996,000	58	Petroleum products, crude oil
Point Tupper, Canada	7,364,000	37	Petroleum products, crude oil
Grays, England	1,945,000	53	Petroleum products
Eastham, England	2,185,000	162	Chemicals, petroleum products, animal fats
Runcorn, England	146,000	4	Molten sulfur
Grangemouth, Scotland	530,000	46	Petroleum products, chemicals and molasses
Glasgow, Scotland	344,000	16	Petroleum products
Belfast, Northern Ireland	407,000	41	Petroleum products
Amsterdam, the Netherlands	3,713,000	42	Petroleum products
Nuevo Laredo, Mexico	34,000	5	Petroleum products

Total Foreign Terminals	29,664,000	464

(a)	We own 50% of this terminal through a joint venture.
(b)	Terminal facility also includes pipelines to U.S. government military base locations.
(c)

We own a 66.67% undivided interest in the El Paso refined product terminal. The tankage capacity and number of tanks represent the proportionate share of capacity attributable to our ownership interest.

During 2008, we sold four of our refined product terminals in Westwego, Louisiana, Tucson, Arizona, Milwaukee, Wisconsin and Reno, Nevada with an aggregate storage capacity of approximately 1.3 million barrels for total proceeds of approximately $9.9 million.

The following table sets forth information about our crude oil storage tanks:

Location	Capacity	Number of Tanks	Mode of Receipt	Mode of Delivery
	(Barrels)
Benicia, CA	3,815,000	16	marine/pipeline	pipeline
Corpus Christi, TX	4,023,000	26	marine	pipeline
Texas City, TX	3,087,000	14	marine	pipeline
Corpus Christi, TX (North Beach)	1,600,000	4	marine	pipeline

Total	12,525,000	60

The land underlying these crude oil storage tanks is subject to long-term operating leases.

Storage Operations

Revenues for the storage segment include fees for tank storage agreements, in which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage lease revenues), and throughput agreements, in which a customer pays a fee per barrel for volumes moving through our terminals (throughput revenues). Our terminals also provide blending, additive injections, handling and filtering services. We charge a fee for each barrel of crude oil and certain other feedstocks that we deliver to Valero Energy’s Benicia, Corpus Christi West and Texas City refineries from our crude oil storage tanks. Our facilities at Point Tupper and St. Eustatius charge fees to provide services such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services.

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

Customers

We provide storage and terminalling services for crude oil and refined petroleum products to many of the world’s largest producers of crude oil, integrated oil companies, chemical companies, oil traders and refiners. The largest customer of our storage segment is Valero Energy, which accounted for approximately 26% of the total revenues of the segment for the year ended December 31, 2008. No other customer accounted for more than 10% of the revenues of the segment for this period. Our crude oil transshipment customers include an oil producer that leases and utilizes 5.0 million barrels of storage at St. Eustatius and a major international oil company that leases and utilizes 3.6 million barrels of storage at Point Tupper, both of which have long-term contracts with us. In addition, two different international oil companies each lease and utilize more than 1.0 million barrels of clean products storage at St. Eustatius and Point Tupper. Also, in Canada, a consortium consisting of major oil companies sends natural gas liquids via pipeline to certain processing facilities on land leased from us. After processing, certain products are stored at the Point Tupper facility under a long-term contract. In addition, our blending capabilities in our storage assets have attracted customers who have leased capacity primarily for blending purposes.

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

Independent terminal owners generally compete on the basis of the location and versatility of terminals, service and price. A favorably located terminal will have access to various cost-effective transportation modes both to and from the terminal. Transportation modes typically include waterways, railroads, roadways and pipelines. Terminals located near deep-water port facilities are referred to as ‘‘deep-water terminals,’’ and terminals without such facilities are referred to as ‘‘inland terminals,’’ although some inland facilities located on or near navigable rivers are served by barges.

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

The main competition at our St. Eustatius and Point Tupper locations for crude oil handling and storage is from ‘‘lightering,’’ which is the process by which liquid cargo is transferred to smaller vessels, usually while at sea. The price differential between lightering and terminalling is primarily driven by the charter rates for vessels of various sizes. Lightering generally takes significantly longer than discharging at a terminal. Depending on charter rates, the longer charter period associated with lightering is generally offset by various costs associated with terminalling, including storage costs, dock charges and spill response fees. However, terminalling is generally safer and reduces the risk of environmental damage associated with lightering, provides more flexibility in the scheduling of deliveries and allows our customers to deliver their products to multiple locations. Lightering in U.S. territorial waters creates a risk of liability for owners and shippers of oil under the U.S. Oil Pollution Act of 1990 and other state and federal legislation. In Canada, similar liability exists under the Canadian Shipping Act. Terminalling also provides customers with the ability to access value-added terminal services.

Our crude oil storage tanks are physically integrated with and serve refineries owned by Valero Energy. Additionally, we have entered into various agreements with Valero Energy governing the usage of these tanks. As a result, we believe that we will not face significant competition for our services provided to those refineries. Please read the disclosure contained in Note 18 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information regarding agreements with Valero Energy.

TRANSPORTATION

Our pipeline operations consist primarily of the transportation of refined petroleum products and crude oil. Our common carrier, refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota cover approximately 5,679 miles. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. As of December 31, 2008, we owned and operated:

•

25 refined product pipelines with an aggregate length of 3,339 miles that connect Valero Energy’s McKee, Three Rivers, Corpus Christi and Ardmore refineries to certain of NuStar Energy’s terminals, or to interconnections with third-party pipelines or terminals for further distribution, including a 25-mile hydrogen pipeline (collectively, the Central West System);

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

As of December 31, 2008, we also had an ownership interest in eleven crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois with an aggregate length of 812 miles and crude oil storage facilities providing 1.9 million barrels of storage capacity in Texas, Oklahoma and Colorado that are located along the crude oil pipelines.

We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.

Description of Pipelines

Central West System. The Central West System was constructed to support the refineries to which they are connected. These pipelines are physically integrated with and principally serve refineries owned by Valero Energy.

The refined products transported in these pipelines include gasoline, distillates (including diesel and jet fuel), natural gas liquids (such as propane and butane), blendstocks and other products produced primarily by Valero Energy’s McKee, Three Rivers, Corpus Christi and Ardmore refineries. These pipelines connect the Valero Energy refineries to key markets in Texas, New Mexico and Colorado. The Central West System transported approximately 164.9 million barrels for the year ended December 31, 2008.

The following table lists information about each of our refined product pipelines included in the Central West System:

Origin and Destination	Refinery	Length	Ownership	Capacity
		(Miles)		(Barrels/Day)
McKee to El Paso, TX	McKee	408	67%	40,000
McKee to Colorado Springs, CO	McKee	256	100%	38,000
Colorado Springs, CO to Airport	McKee	2	100%	14,000
Colorado Springs to Denver, CO	McKee	101	100%	32,000
McKee to Denver, CO	McKee	321	30%	9,870
McKee to Amarillo, TX (6”) (a)	McKee	49	100%	51,000
McKee to Amarillo, TX (8”) (a)	McKee	49	100%
Amarillo to Abernathy, TX	McKee	102	67%	11,733
Amarillo, TX to Albuquerque, NM (b)	McKee	293	50%	17,150
Abernathy to Lubbock, TX	McKee	19	46%	8,029
McKee to Skellytown, TX	McKee	53	100%	52,000
McKee to Southlake, TX	McKee	375	100%	27,300
Three Rivers to San Antonio, TX	Three Rivers	81	100%	33,600
Three Rivers to US/Mexico International Border near Laredo, TX	Three Rivers	108	100%	32,000
Corpus Christi to Three Rivers, TX	Corpus Christi	68	100%	32,000
Three Rivers to Corpus Christi, TX	Three Rivers	72	100%	15,000
Three Rivers to Pettus to San Antonio, TX	Three Rivers	103	100%	30,000
Three Rivers to Pettus to Corpus Christi, TX (c)	Three Rivers	87	100%	15,000
Ardmore to Wynnewood, OK (d)	Ardmore	31	100%	84,000
El Paso, TX to Kinder Morgan	McKee	12	67%	65,600
Corpus Christi to Pasadena, TX	Corpus Christi	208	100%	105,000
Corpus Christi to Brownsville, TX	Corpus Christi	194	100%	45,000
US/Mexico International Border near Penitas, TX to Edinburg, TX	N/A	33	100%	24,000
Clear Lake, TX to Texas City, TX	N/A	25	100%	N/A
Other refined product pipeline (e)	N/A	289	50%	N/A

Total		3,339		782,282

(a)	The capacity information disclosed above for the McKee to Amarillo, Texas 6-inch pipeline reflects both McKee to Amarillo, Texas pipelines on a combined basis.
(b)

Included in this segment are three refined product tanks with a total capacity of 114,000 barrels located at Tucamcari, New Mexico along the 10-inch Amarillo, Texas to Albequerque, New Mexico refined product pipeline.

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

East Pipeline.    The East Pipeline covers 1,900 miles and moves refined products north in pipelines ranging in size from 6 inches to 16 inches. The East Pipeline system also includes 21 product tanks with total storage capacity of approximately 1.2 million barrels at our two tanks farms at McPherson and El Dorado, Kansas. The East Pipeline transports refined petroleum products to our terminals along the system and to receiving pipeline connections in Kansas. Shippers on the East Pipeline obtain refined petroleum products from refineries in southeast Kansas connected to the East Pipeline or through other pipelines directly connected to the pipeline system. The East Pipeline transported approximately 51.9 million barrels for the year ended December 31, 2008.

North Pipeline.    The North Pipeline runs from west to east approximately 440 miles from its origin at the Tesoro Mandan refinery to the Minneapolis, Minnesota area. The North Pipeline crosses our East Pipeline near Jamestown, North Dakota where the two pipelines are connected. While the North Pipeline is currently supplied primarily by the Tesoro Mandan refinery, it is capable of delivering or receiving products to or from the East Pipeline. The North Pipeline transported approximately 16.4 million barrels for the year ended December 31, 2008.

Pipeline Related Terminals.    The East and North Pipelines also include 21 truck-loading terminals through which refined petroleum products are delivered to storage tanks and then loaded into petroleum product transport trucks. Revenues earned at these terminals relate solely to the volumes transported on the pipeline. Separate fees are not charged for the use of these terminals. Instead, the terminalling fees are a portion of the transportation rate included in the pipeline tariff. As a result, these terminals are included in this segment instead of the storage segment.

The following table lists information about the tanks we own as of December 31, 2008 at each of our refined petroleum product terminals connected to the East or North Pipelines:

Location of Terminals	Tank Capacity	Number of Tanks	Related Pipeline System
	(Barrels)
Iowa:
LeMars	103,000	8	East
Milford	172,000	11	East
Rock Rapids	223,000	5	East

Kansas:
Concordia	79,000	6	East
Hutchinson	114,000	5	East
Salina	86,000	8	East

Minnesota:
Moorhead	518,000	10	North
Sauk Centre	116,000	7	North
Roseville	479,000	10	North

Nebraska:
Columbus	171,000	8	East
Geneva	674,000	37	East
Norfolk	182,000	15	East
North Platte	247,000	23	East
Osceola	79,000	7	East

North Dakota:
Jamestown (North)	139,000	6	North
Jamestown (East)	176,000	11	East

South Dakota:
Aberdeen	181,000	12	East
Mitchell	63,000	6	East
Sioux Falls	381,000	12	East
Wolsey	148,000	20	East
Yankton	245,000	25	East

Total	4,576,000	252

Ammonia Pipeline.    The 2,000 mile pipeline originates in the Louisiana delta area, where it has access to three marine terminals and three anhydrous ammonia plants on the Mississippi River. It runs north through Louisiana and Arkansas into Missouri, where at Hermann, Missouri, one branch splits and goes east into Illinois and Indiana, while the other branch continues north into Iowa and then turns west into Nebraska. The Ammonia Pipeline is connected to multiple third-party-owned terminals, which include industrial facility delivery locations. Product is supplied to the pipeline from anhydrous ammonia plants in Louisiana and imported product delivered through the marine terminals. Anhydrous ammonia is primarily used as agricultural fertilizer. It is also used as a feedstock to produce other nitrogen derivative fertilizers and explosives. The Ammonia Pipeline transported approximately 1.5 million tons (or approximately 13.4 million barrels) for the year ended December 31, 2008.

Crude Oil Pipelines.     Our crude oil pipelines primarily transport crude oil and other feedstocks from various points in Texas, Oklahoma, Kansas and Colorado to Valero Energy’s McKee, Three Rivers and Ardmore refineries. Also, we can use our crude oil storage facilities in Texas, Oklahoma and Colorado, located along the crude oil pipelines, to store and batch crude oil prior to shipment in the crude oil pipelines.

The following table sets forth information about each of our crude oil pipelines:

Origin and Destination	Refinery	Length	Ownership	Capacity
		(Miles)		(Barrels/Day)
Cheyenne Wells, CO to McKee	McKee	210	100%	17,500
Dixon, TX to McKee	McKee	44	100%	63,600
Hooker, OK to Clawson, TX (a)	McKee	41	50%	22,000
Clawson, TX to McKee	McKee	31	100%	36,000
Wichita Falls, TX to McKee	McKee	272	100%	110,000
Corpus Christi, TX to Three Rivers	Three Rivers	70	100%	120,000
Ringgold, TX to Wasson, OK	Ardmore	44	100%	90,000
Healdton to Ringling, OK	Ardmore	4	100%	52,000
Wasson, OK to Ardmore (8”-10”) (b)	Ardmore	24	100%	90,000
Wasson, OK to Ardmore (8”)	Ardmore	15	100%	40,000
Patoka, IL to Wood River, IL	Wood River	57	24%	60,600

Total		812		701,700

(a)

We receive 50% of the tariff with respect to 100% of the barrels transported in the Hooker, Oklahoma to Clawson, Texas pipeline. Accordingly, the capacity is given with respect to 100% of the pipeline.

(b)	The Wasson, Oklahoma to Ardmore (8”- 10”) pipelines referred to above originate at Wasson as two pipelines but merge into one pipeline prior to reaching Ardmore.

The following table sets forth information about the crude oil storage facilities located along our crude oil pipelines:

Location	Refinery	Capacity	Number of Tanks	Mode of Receipt	Mode of Delivery
		(Barrels)
Dixon, TX	McKee	240,000	3	pipeline	pipeline
Ringgold, TX	Ardmore	600,000	2	pipeline	pipeline
Wichita Falls, TX	McKee	660,000	4	pipeline	pipeline
Wasson, OK	Ardmore	225,000	2	pipeline	pipeline
Clawson, TX	McKee	65,000	2	pipeline	pipeline
Other (a)	McKee	67,000	3	pipeline	pipeline

Total		1,857,000	16

(a)	This category includes crude oil tanks along the Cheyenne Wells, Colorado to McKee crude oil pipelines located at Carlton, Colorado, Sturgis, Oklahoma, and Stratford, Texas.

Other Pipelines.     We also own three single-use pipelines, located near Umatilla, Oregon, Rawlings, Wyoming and Pasco, Washington, each of which supplies diesel fuel to a railroad fueling facility.

Pipeline Operations

Revenues for the refined product pipelines in the Central West System and the crude oil pipelines are based upon throughput volumes traveling through our pipelines and the related tariffs. Revenues for the East Pipeline, the North Pipeline and the Ammonia Pipeline are based on how much and how far the product is shipped and the associated tariffs.

In general, a shipper on one of our refined petroleum product pipelines delivers products to the pipeline from refineries or third-party pipelines that connect to the pipelines. Each shipper transporting product on a pipeline is required to supply us with a notice of shipment indicating sources of products and destinations. All shipments are tested or receive refinery certifications to ensure compliance with our specifications. Refined product shippers are generally invoiced by us upon delivery for the Central West System and the North and Ammonia Pipelines and upon the product entering our East Pipeline. Tariffs for transportation are charged to shippers based upon transportation from the origination point on the pipeline to the point of delivery.

Shippers on our crude oil pipelines deliver crude oil to the pipelines for transport to refineries that connect to the pipelines. The costs associated with the crude oil storage facilities located along the crude oil pipelines are considered in establishing the tariffs charged for transporting crude oil from the crude oil storage facilities to the refineries.

The refined product pipelines in the Central West System, the East Pipeline, the North Pipeline and the Ammonia Pipeline and the crude oil pipelines are subject to federal regulation by one or more of the following governmental agencies or laws: the Federal Energy Regulatory Commission (the FERC), the Surface Transportation Board (the STB), the Department of Transportation (DOT), the Environmental Protection Agency (EPA) and the Homeland Security Act. Additionally, the operations and integrity of the pipelines are subject to the respective state jurisdictions along the route of the systems.

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

Demand for and Sources of Refined Products

The operations of our Central West System and the East and North Pipelines depend in large part on the level of demand for refined products in the markets served by the pipelines and the ability and willingness of refiners and marketers having access to the pipelines to supply such demand by deliveries through the pipelines.

The majority of the refined products delivered through the pipelines in the Central West System are gasoline and diesel fuel that originate at refineries owned by Valero Energy. Demand for these products fluctuates as prices for these products fluctuate. Prices fluctuate for a variety of reasons including the overall balance in supply and demand, which is affected by refinery utilization rates, among other factors. Prices for gasoline and diesel fuel tend to increase in the warm weather months when people tend to drive automobiles more often and further.

The majority of the refined products delivered through the North Pipeline are delivered to the Minneapolis, Minnesota metropolitan area and consist of gasoline and diesel fuel. Demand for those products fluctuates based on general economic conditions and with changes in the weather as more people drive during the warmer months.

Much of the refined products delivered through the East Pipeline and volumes on the North Pipeline that are not delivered to Minneapolis are ultimately used as fuel for railroads or in agricultural operations, including fuel for farm equipment, irrigation systems, trucks used for transporting crops and crop-drying facilities. Demand for refined products for agricultural use, and the relative mix of products required, is affected by weather conditions in the markets served by the East and North Pipelines. The agricultural sector is also affected by government agricultural policies and crop prices. Although periods of drought suppress agricultural demand for some refined products, particularly those used for fueling farm equipment, the demand for fuel for irrigation systems often increases during such times. The mix of refined products delivered for agricultural use varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the areas served by the East Pipeline affect the mix of the refined products delivered through the East Pipeline, although historically any overall impact on the total volumes shipped has not been significant.

Our refined product pipelines are also dependent upon adequate levels of production of refined products by refineries connected to the pipelines, directly or through connecting pipelines. The refineries are, in turn, dependent upon adequate supplies of suitable grades of crude oil. The pipelines in the Central West System and our crude oil pipelines are connected to refineries owned by Valero Energy, and certain pipelines are subject to long-term throughput agreements with Valero Energy. Valero Energy’s refineries connected directly to our pipelines obtain crude oil from a variety of foreign and domestic sources. If operations at one of these refineries were discontinued or significantly reduced, it could have a material adverse effect on our operations, although we would endeavor to minimize the impact by seeking alternative customers for those pipelines.

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

The refineries connected directly to the East Pipeline obtain crude oil from producing fields located primarily in Kansas, Oklahoma and Texas, and, to a much lesser extent, from other domestic or foreign sources. In addition, refineries in Kansas, Oklahoma and Texas are also connected to the East Pipeline by third party pipelines. These refineries obtain their supplies of crude oil from a variety of sources. The majority of the refined products transported through the East Pipeline are produced at three refineries located at McPherson and El Dorado, Kansas and Ponca City, Oklahoma, which are operated by the National Cooperative Refining Association (NCRA), Frontier Oil Corporation and ConocoPhillips Company, respectively. The NCRA and Frontier Refining refineries are connected directly to the East Pipeline. The East Pipeline also has access to Gulf Coast supplies of products through third party connecting pipelines that receive products originating on the Gulf Coast.

Demand for and Sources of Anhydrous Ammonia

The Ammonia Pipeline is one of two major anhydrous ammonia pipelines in the United States and the only one capable of receiving foreign production directly into the system and transporting anhydrous ammonia into the nation’s corn belt.

Our Ammonia Pipeline operations depend on overall nitrogen fertilizer use, management practice, the price of natural gas, which is the primary component of anhydrous ammonia, and the level of demand for direct application of anhydrous ammonia as a fertilizer for crop production (Direct Application). Demand for Direct Application is dependent on the weather, as Direct Application is not effective if the ground is too wet or too dry.

Corn producers have fertilizer alternatives to anhydrous ammonia, such as liquid or dry nitrogen fertilizers. Liquid and dry nitrogen fertilizers are both less sensitive to weather conditions during application but are generally more costly than anhydrous ammonia. However, anhydrous ammonia has the highest nitrogen content of any nitrogen-derivative fertilizer.

Customers

The largest customer of our transportation segment was Valero Energy, which accounted for approximately 51% of the total segment revenues for the year ended December 31, 2008. In addition to Valero Energy, we had a total of approximately 65 shippers for the year ended December 31, 2008, including integrated oil companies, refining companies, farm cooperatives and a railroad. No other customer accounted for greater than 11% of the total revenues of transportation segment for the year ended December 31, 2008.

Competition and Business Considerations

Because pipelines are generally the lowest-cost method for intermediate and long-haul movement of refined petroleum products, our more significant competitors are common carrier and proprietary pipelines owned and operated by major integrated and large independent oil companies and other companies in the areas where we deliver products. Competition between common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. We believe high capital costs, tariff regulation, environmental considerations and problems in acquiring rights-of-way make it unlikely that other competing pipeline systems comparable in size and scope to our pipelines will be built in the near future, as long as our pipelines have available capacity to satisfy demand and our tariffs remain at economically reasonable levels.

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

Our refined product pipelines within the Central West System and our crude oil pipelines are physically integrated with and principally serve refineries owned by Valero Energy. Certain pipelines are subject to long-term throughput agreements with Valero Energy. As the pipelines are physically integrated with Valero Energy’s refineries, we believe that we will not face significant competition for transportation services provided to the Valero Energy refineries we serve. Please read the disclosure contained in Note 18 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our agreements with Valero Energy.

The East and North Pipelines compete with an independent common carrier pipeline system owned by Magellan Midstream Partners, L.P. (Magellan) that operates approximately 100 miles east of and parallel to the East Pipeline and in close proximity to the North Pipeline. The Magellan system is a more extensive system than the East and North Pipelines. Competition with Magellan is based primarily on transportation charges, quality of customer service and proximity to end users. In addition, refined product pricing at either the origin or terminal point on a pipeline may outweigh transportation costs. Certain of the East Pipeline’s and the North Pipeline’s delivery terminals are in direct competition with Magellan’s terminals.

Competitors of the Ammonia Pipeline include another anhydrous ammonia pipeline that originates in Oklahoma and Texas and terminates in Iowa. The competing pipeline has the same Direct Application demand and weather issues as the Ammonia Pipeline but is restricted to domestically produced anhydrous ammonia. Midwest production facilities, nitrogen fertilizer substitutes and barge and railroad transportation represent other forms of direct competition to the pipeline under certain market conditions.

ASPHALT AND FUELS MARKETING

Our asphalt and fuels marketing segment includes our asphalt refining operations and our fuels marketing operations. We refine crude oil to produce asphalt and certain other refined products from our asphalt operations. Additionally, we purchase gasoline and other refined petroleum products for resale. The results of operations for the asphalt and fuels marketing segment depend largely on the margin between our cost and the sales price of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of the storage and transportation segments.

Asphalt Refining and Marketing Operations

Our asphalt refining operations acquired on March 20, 2008 diversified our customer base, expanded our geographic presence and complemented our preexisting asphalt marketing and terminals business. The following table lists information about our asphalt refineries and related terminals as of December 31, 2008:

Facility	Production Capacity	Tank Capacity	Number of Tanks
	(Barrels Per Day)	(Barrels)
Savannah, GA	30,000	1,195,000	21
Paulsboro, NJ	74,000	3,523,000	21

Total	104,000	4,718,000	42

The following table lists the throughputs and percentages of yields for each refinery for the period from March 20, 2008, the date of acquisition, through December 31, 2008:

	Volumes	Percentage
	(barrels per day)
Savannah:
Crude oil throughput	25,092
Yields:
Asphalt	18,643	74%
Naphtha	952	4%
Light marine gas oil	5,466	22%

Paulsboro:
Crude oil throughput	55,973
Yields:
Asphalt	38,066	68%
Naphtha	1,390	3%
Marine diesel oil	9,447	17%
Vacuum gas oil	6,723	12%

Savannah Refinery.    The Savannah refinery is located in Savannah, Georgia adjacent to the Savannah River and is the only asphalt producer on the United States southeastern seaboard. The refinery includes two atmospheric towers, a tank farm, a marine dock, a polymer modified asphalt production facility, a testing laboratory and processing areas. The Savannah refinery supplies various asphalt grades by truck, rail and marine vessel to a network of eight asphalt terminals in the southeastern United States. These asphalt terminals are either leased from third parties or owned by us. The Savannah refinery’s location on the Savannah River allows for direct access of receipts and shipments.

Paulsboro Refinery.    The Paulsboro refinery is located in Paulsboro, New Jersey on the Delaware River. The refinery consists of two petroleum refining units, a liquid storage terminal for petroleum and chemical products, three marine docks, a polymer modified asphalt production facility and a testing laboratory. The Paulsboro refinery supplies various asphalt grades and intermediate products by ship, barge, railcar and tanker trucks to a network of nine asphalt terminals in the northeastern United States. These asphalt terminals are either leased from third parties or owned by us. The Paulsboro refinery’s location on the Delaware River allows for direct access of receipts and shipments.

Customers.    We produce several grades of asphalt products for various applications. The asphalt we produce is for hot mix paving, which is used in road construction, roofing shingles for housing, asphalt emulsions and asphalt cutbacks used for street maintenance, as well as polymer-modified asphalt, which is a premium asphalt cement used for roads with heavy traffic in harsh weather conditions. The majority of our asphalt customers are road and bridge construction companies who operate asphalt hot mix plants that combine rock aggregate with asphalt to make road pavements. Approximately 50% of these customers serve the private commercial sector by building residential roads, parking lots, asphalt paths and courts. The other half serves the public sector by building highways and transportation infrastructure for the various state Departments of Transportation. We also have a small number of customers who manufacture residential asphalt roofing shingles and building materials.

Crude Supply.    Simultaneously with the acquisition of the East Coast Asphalt Operations, Petróleos de Venezuela S. A. (PDVSA), the national oil company of Venezuela, agreed to supply us with Boscan and Bachaquero BCF-13 crude oil as feedstocks for our refineries. Our cost of crude oil purchased under the supply agreement fluctuates based upon a market-based pricing formula using published market indices, subject to adjustment, based on the price of Mexican Maya crude. Our refineries are optimized to process Boscan and Bachaquero BCF-13 crude oil and doing so typically results in the best economic return. However, the refineries can also process alternative asphaltic crudes and other feedstocks.

Competition and Business Considerations.    The asphalt industry is highly fragmented and regional in nature. Our competitors range in size from major oil companies and independent refiners to small family-owned businesses. It is considered a niche business with few integrated, asphalt-focused refiners that have production, logistics and wholesale and marketing capabilities. The top asphalt producers in the U.S. are refiners that produce asphalt as a by-product.

Over the long term, we expect to benefit from higher asphalt margins because many U.S. refiners are planning new coker projects or coker expansions, which should reduce the overall supply of asphalt. Cokers break down the heaviest fractions of crude oil into lighter, higher value products and elemental carbon, or coke. As a result, asphalts and heavy fuel oils are reprocessed into transportation fuels like gasoline and diesel. As the supply of asphalt decreases, asphalt margins should increase.

Fuels Marketing Operations

Our fuels marketing operations provide us the opportunity to generate additional margin while complementing the activities of our storage and transportation segments. Specifically, we purchase gasoline, distillates and refinery feedstocks to take advantage of arbitrage opportunities and contango markets (when the price for future deliveries exceeds current prices). During a contango market, we can utilize storage at strategically located terminals, including our own terminals, to deliver products at favorable prices. Additionally, we may take advantage of geographic arbitrage opportunities by utilizing transportation and storage assets, including our own terminals and pipelines, to deliver products from one geographic region to another with more favorable pricing. We also purchase gasoline and distillates in spot markets from refiners and traders, and offer for sale to wholesale customers through approximately 50 terminals, approximately 45% of which are owned by NuStar Energy. The remaining 55% is sold through third-party-leased facilities. The margin we generate reflects the wholesale uplift above spot market prices less terminaling and transportation fees.

As part of these operations, we may utilize storage space in certain of our refined products terminals and terminals operated by third parties. We may also obtain transportation services from our refined products pipelines and other third party providers. Rates charged by our storage segment to the asphalt and fuels marketing segment are consistent with rates charged to third parties. Because the majority of our pipelines are common carrier pipelines, the tariffs charged to the asphalt and fuels marketing segment from the transportation segment are based upon the published tariff applicable to all shippers.

In addition, we sell bunker fuel from our terminal locations at St. Eustatius and Point Tupper where we also store bunker fuel for third parties. The strategic location of these two facilities and their storage capabilities provide us with a reliable supply of product and the ability to capture incremental sales margin. Also, the St. Eustatius terminal facility has six mooring locations that can supply bunkers to vessels up to 520,000 deadweight tons, and the Point Tupper facility has two mooring locations that can supply bunkers to vessels up to 400,000 deadweight tons.

Since the operations of our asphalt and fuels marketing segment expose us to commodity price risk, we sometimes enter into derivative instruments to mitigate the effect of commodity price fluctuations on our operations. The derivative instruments we use consist primarily of futures contracts and swaps traded on the NYMEX for the purposes of hedging the outright price risk of our physical inventory.

Customers.    Fuel marketing customers include major integrated refiners and trading companies, as well as various wholesale suppliers, unbranded retailers and large high volume retailers. Customers for our bunker fuel sales are ship owners, including cruise line companies.

Competition and Business Considerations.    Our Fuels Marketing operations have numerous competitors, including large integrated refiners, marketing affiliates of other partnerships in our industry, as well as various international and domestic trading companies. In the sale of bunker fuel, we compete with ports offering bunker fuels to which, or from which, each vessel travels or that are along the route of travel of the vessel. We also compete with bunker fuel delivery locations around the world. In the Western Hemisphere, alternative bunker fuel locations include ports on the U.S. East Coast and Gulf Coast and in Panama, Puerto Rico, the Bahamas, Aruba, Curacao and Halifax, Nova Scotia.

EMPLOYEES

Our operations are managed by NuStar GP, LLC. As of December 31, 2008, NuStar GP, LLC had 1,340 employees performing services for our U.S. operations. Certain of our wholly owned subsidiaries had 344 employees performing services for our international operations. We believe that NuStar GP, LLC and our subsidiaries each have satisfactory relationships with their employees.

RATE REGULATION

Several of our petroleum pipelines are interstate common carrier pipelines, which are subject to regulation by the FERC under the Interstate Commerce Act (ICA) and the Energy Policy Act of 1992 (the EP Act). The ICA and its implementing regulations give the FERC authority to regulate the rates charged for service on interstate common carrier pipelines and generally require the rates and practices of interstate oil pipelines to be just, reasonable and nondiscriminatory. The ICA also requires tariffs that set forth the rates a common carrier pipeline charges for providing transportation services on its interstate common carrier liquids pipelines, as well as the rules and regulations governing these services, to be maintained on file with the FERC. The EP Act deemed certain rates in effect prior to its passage to be just and reasonable and limited the circumstances under which a complaint can be made against such ‘‘grandfathered’’ rates. The EP Act and its implementing regulations also allow interstate common carrier oil pipelines to annually index their rates up to a prescribed ceiling level. In addition, the FERC retains cost-of-service ratemaking, market-based rates and settlement rates as alternatives to the indexing approach.

The Ammonia Pipeline is subject to regulation by the STB under the current version of the ICA. The ICA and its implementing regulations give the STB authority to regulate the rates we charge for service on the Ammonia Pipeline and generally require that our rates and practices be just, reasonable and nondiscriminatory.

Additionally, the rates and practices for our intrastate common carrier pipelines are subject to regulation by state commissions in Colorado, Kansas, Louisiana, North Dakota and Texas. Although the applicable state statutes and regulations vary, they generally require that intrastate pipelines publish tariffs setting forth all rates, rules and regulations applying to intrastate service, and generally require that pipeline rates and practices be just, reasonable and nondiscriminatory.

Shippers may challenge tariff rates and practices on our pipelines. There are no pending challenges or complaints regarding our tariff rates. We do not currently believe that it is likely that there will be a challenge to the tariffs on our petroleum products or crude oil pipelines by a current shipper that would materially affect our revenues or cash flows. However, the FERC, the STB or a state regulatory commission could investigate our tariffs on their own motion or upon a complaint filed by a third party. Also, since our pipelines are common carrier pipelines, we may be required to accept new shippers who wish to transport in our pipelines and who could potentially decide to challenge our tariffs.

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

We have adopted policies, practices and procedures in the areas of pollution control, pipeline integrity, operator qualifications, public relations and education, product safety, process safety management, occupational health and the handling, storage, use and disposal of hazardous materials that are designed to prevent material environmental or other damage, to ensure the safety of our pipelines, our employees, the public and the environment and to limit the financial liability that could result from such events. Future governmental action and regulatory initiatives could result in changes to expected operating permits and procedures, additional remedial actions or increased capital expenditures and operating costs that cannot be assessed with certainty at this time. In addition, contamination resulting from spills of crude oil and refined products occurs within the industry. Risks of additional costs and liabilities are inherent within the industry, and there can be no assurances that significant costs and liabilities will not be incurred in the future.

Capital Expenditures Attributable to Compliance with Environmental Regulations.     In 2008, our capital expenditures attributable to compliance with environmental regulations were $4.8 million, and are currently estimated to be approximately $12.0 million for 2009 and approximately $3.5 million for 2010. The estimates for 2009 and 2010 do not include amounts related to capital investments at our facilities that management has deemed to be strategic investments rather than expenditures relating to environmental regulatory compliance.

RENEWABLE ENERGY AND ALTERNATIVE FUEL MANDATES

Several federal and state programs require the purchase and use of renewable energy and alternative fuels, such as battery-powered engines, biodiesel, wind energy, and solar energy. These mandates could impact the demand for refined petroleum products. In December 2007, Congress enacted the Energy Independence and Security Act of 2007, which, among things, mandated annually increasing levels for the use of renewable fuels such as ethanol, commencing in 2008 and escalating for 15 years, as well as increasing energy efficiency goals, including higher fuel economy standards for motor vehicles, among other steps. These statutory mandates may have the impact over time of offsetting projected increases or reducing the demand for refined petroleum products, particularly gasoline, in certain markets. The increased production and use of biofuels may also create opportunities for additional pipeline transportation and additional blending opportunities within the terminals division, although that potential cannot be quantified at present. Other legislative changes may similarly alter the expected demand and supply projections for refined petroleum products in ways that cannot be predicted.

WATER

The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous or more stringent state statutes impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the United States. The discharge of pollutants into state waters or waters of the United States is prohibited, except in accordance with the terms of a permit issued by applicable federal or state authorities. The Oil Pollution Act, enacted in 1990, amends provisions of the Clean Water Act as they pertain to prevention and response to oil spills. Spill prevention control and countermeasure requirements of the Clean Water Act and some state laws require the use of dikes and similar structures to help prevent contamination of state waters or waters of the United States in the event of an overflow or release. Violations of any of these statutes and the related regulations could result in significant costs and liabilities.

AIR EMISSIONS

Our operations are subject to the Federal Clean Air Act, as amended, and analogous or more stringent state and local statutes. These laws and regulations regulate emissions of air pollutants from various industrial sources, including some of our operations, and also impose various monitoring and reporting requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, and obtain and strictly comply with the provisions of any air permits. It is possible that these statutes and the related regulations may be revised to be more restrictive in the future, necessitating additional capital expense to ensure our operations are in compliance. We are unable to estimate the effect on our financial condition or results of operations or the amount and timing of such required expenditures.

Congress is currently considering proposed legislation directed at reducing “greenhouse gas emissions.” The state of California adopted the California Global Warming Solutions Act of 2006, which requires a 25% reduction in greenhouse gas emissions by 2020. This legislation requires the California Air Resources Board to adopt regulations by 2012 that limit emissions until an overall reduction of 25% from all emission sources in California is to be achieved by 2020. Recently, the California Air Resources Board announced its intention to have a proposed draft of its greenhouse gas mandatory reporting regulation by mid-2009. New Jersey has adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. The oil and natural gas industry is a direct source of greenhouse gas emissions and future restrictions on such emissions could have an impact on our future operations. It is not possible at this time to estimate accurately how future laws or regulations to address greenhouse gas emissions would affect our business.

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

HAZARDOUS SUBSTANCES

The Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA and also known as Superfund, and analogous or more stringent state laws, imposes liability, without regard to fault or the legality of the original act, on some classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site and entities that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the Environmental Protection Agency (EPA) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek recovery from the responsible classes of persons for the costs that they incur. In the course of our ordinary operations, we may generate waste that falls within CERCLA’s definition of a “hazardous substance.”

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

Remediation of subsurface contamination is in process at many of our facilities. Based on current investigative and remedial activities, we believe that the cost of these activities will not materially affect our financial condition or results of operations. Such costs, however, are often unpredictable and, therefore, there can be no assurances that the future costs will not become material.

PIPELINE INTEGRITY AND SAFETY

Our pipelines are subject to extensive federal and state laws and regulations governing pipeline integrity and safety. The federal Pipeline Safety Improvement Act of 2002 and its implementing regulations (collectively, PSIA) generally require pipeline operators to maintain qualification programs for key pipeline operating personnel, to review and update their existing pipeline safety public education programs, to provide information for the National Pipeline Mapping System, to maintain spill response plans, to conduct spill response training and to implement integrity management programs for pipelines that could affect high consequence areas (i.e., areas with concentrated populations, navigable waterways and other unusually sensitive areas). While compliance with PSIA and analogous or more stringent state laws may affect our capital expenditures and operating expenses, we believe that the cost of such compliance will not materially affect our competitive position or have a material effect on our financial condition or results of operations.

The Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 (PIPES Act) became effective in December 2006. The PIPES Act included requirements to strengthen damage prevention measures designed to protect pipelines from excavation damage, eliminate an exemption from regulation for certain low-stress hazardous liquid pipelines, and require pipeline operators to manage human factors in pipeline control centers, including controller fatigue. While the PIPES Act imposed additional operating requirements on pipeline operators, we do not believe that the costs of compliance with the Pipes Act will have a material effect on our financial condition or results of operations.

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

The amount of cash that we can distribute to our unitholders each quarter principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of crude oil, refined product and anhydrous ammonia transported in our pipelines;
•	throughput volumes in our terminals and storage facilities;
•	tariff rates and fees we charge and the returns we realize for our services;
•	the results of our marketing, trading and hedging activities, which fluctuate depending upon the relationship between refined product prices and prices of crude oil and other feedstocks;
•	demand for crude oil, refined products and anhydrous ammonia;
•	the effect of worldwide energy conservation measures;
•	our operating costs;
•	weather conditions;
•	domestic and foreign governmental regulations and taxes; and
•	prevailing economic conditions.

In addition, the amount of cash that we will have available for distribution will depend on other factors, including:

•	our debt service requirements and restrictions on distributions contained in our current or future debt agreements;
•	the sources of cash used to fund our acquisitions;
•	our capital expenditures;
•	fluctuations in our working capital needs;
•	issuances of debt and equity securities; and
•	adjustments in cash reserves made by our general partner, in its discretion.

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

Reduced demand for refined products, including asphalt, or anhydrous ammonia could affect our results of operations and ability to make distributions to our unitholders.

Any sustained decrease in demand for refined products, including asphalt, in the markets served by our pipelines, terminals or refineries could result in a significant reduction in throughputs in our pipelines, storage in our terminals or sales of asphalt and other refined products, which would reduce our cash flow and our ability to make distributions to our unitholders. Factors that could lead to a decrease in market demand include:

•	a recession or other adverse economic condition that results in lower spending by consumers on gasoline, diesel and travel;
•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline;
•	a decrease in spending by federal or state governments on road paving and maintenance;
•	an increase in automotive engine fuel economy, whether as a result of a shift by consumers to more fuel-efficient vehicles or technological advances by manufacturers;
•

an increase in the market price of crude oil that leads to higher refined product prices, including asphalt prices, which may reduce demand for refined products and drive demand for alternative products. Market prices for crude oil and refined products, including asphalt, are subject to wide fluctuation in response to changes in global and regional supply that are beyond our control, and increases in the price of crude oil may result in a lower demand for refined products, including asphalt;

•	a decrease in corn acres planted, which may reduce demand for anhydrous ammonia; and
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

A decrease in throughputs would cause our revenues to decline and could adversely affect our ability to make cash distributions to our unitholders. A decrease in throughputs could result from a temporary or permanent decline in the amount of crude oil transported to and stored at or refined products stored at and transported from the refineries we serve and own. Factors that could result in such a decline include:

•	a material decrease in the supply of crude oil;
•	a material decrease in demand for refined products in the markets served by our pipelines, terminals and refineries;
•	scheduled refinery turnarounds or unscheduled refinery maintenance;
•	operational problems or catastrophic events at a refinery;
•	environmental proceedings or other litigation that compel the cessation of all or a portion of the operations at a refinery;
•

a decision by our current customers to redirect refined products transported in our pipelines to markets not served by our pipelines or to transport crude oil or refined products by means other than our pipelines;

•	increasingly stringent environmental regulations; or
•	a decision by our current customers to sell one or more of the refineries we serve to a purchaser that elects not to use our pipelines and terminals.

We may not be able to effectively integrate the East Coast Asphalt Operations.

We continue to face certain challenges as we work to integrate the asphalt operations into our business. In particular, the acquisition of the East Coast Asphalt Operations, by adding two refineries, expanded our operations, geographic scope and the types of businesses in which we engage, thereby presenting us with significant challenges as we work to manage the increase in scale resulting from the acquisition. Further, the asphalt operations may not perform in accordance with our expectations, and our expectations with regards to integration and synergies may not be fully realized. Our failure to realize the anticipated benefits of the acquisition, could adversely affect our operating and financial results.

The East Coast Asphalt Operations are dependent upon a steady supply of crude oil from PDVSA, the national oil company of Venezuela, and decisions of the Organization of Petroleum Exporting Countries (OPEC) to decrease production of crude oil, as well as the Venezuelan economic and political environment, may disrupt our supply of crude oil.

The terms of the acquisition of the East Coast Asphalt Operations include commitments, over a minimum seven-year period, to purchase from PDVSA an annual average of 75,000 barrels per day of crude oil and provide us with a right of first offer to purchase up to 4,000,000 barrels of paving grade asphalt and 4,750,000 barrels of roofing flux asphalt each year for marketing and sale. In December 2008, OPEC, which includes Venezuela, agreed to decrease production by 2.2 million barrels of crude oil per day and we received notice from PDVSA that it would cut two 300,000 barrel Boscán cargoes in February 2009 and two in March. To date, these production decreases have not had a material impact on our financial results. Additional OPEC cuts, coupled with Venezuela’s recent political, economic and social turmoil could have a severe impact on PDVSA’s production or delivery of crude oil. In the event PDVSA further reduces its production or delivery of Boscán or Bachaquero BCF-13, the crude oil for which our refineries are currently optimized, we will be forced to replace all or a portion of the crude oil we would normally have purchased under our PDVSA crude oil supply contract with purchases of crude oil on the spot market, potentially at a price less favorable than we would have obtained under the PDVSA crude oil supply contract. While we have found satisfactory replacement crudes for the February and March 2009 cuts, it is possible that processing a more significant proportion of alternate crudes could result in reduced refinery run rates, significantly reduced production and additional capital expenditures, which could be material. Accordingly, any major disruption of our supply of crude oil from Venezuela could result in substantially lower revenues and additional volatility in our earnings and cash flow.

Our operations are subject to operational hazards and unforeseen interruptions, and we do not insure against all potential losses. Therefore, we could be seriously harmed by unexpected liabilities.

Our operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures and other events beyond our control. These events might result in a loss of equipment or life, injury or extensive property damage, as well as an interruption in our operations. In the event any of our facilities are forced to shut down for a significant period of time, it may have a material adverse effect on our earnings, our other results of operations and our financial condition as a whole.

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

A large portion of our earnings subsequent to acquiring the East Coast Asphalt Operations are affected by the relationship, or margin, between asphalt and other intermediate product prices and the prices for crude oil and other feedstocks. Our cost to acquire feedstocks and the price at which we can ultimately sell asphalt and other intermediate products depend upon several factors beyond our control, including regional and global supply of and demand for crude oil, asphalt and other feedstocks and intermediate and refined products. These in turn depend on, among other things, the availability and quantity of imports, the production levels of domestic and foreign suppliers, levels of intermediate and refined product inventories, U.S. relationships with foreign governments, political affairs, and the extent of governmental regulation.

Additionally, crude oil prices and prices for the asphalt and intermediate products produced by the East Coast Asphalt Operations may not fluctuate consistently. Typically, increases in the prices of asphalt and intermediate products lag behind increases in the price of crude oil. Furthermore, much of the asphalt produced by the East Coast Asphalt Operations is marketed to satisfy governmental contracts. The governmental agencies with which we or our customers contract may have budgetary constraints that limit their ability to absorb higher asphalt prices. Our results of operations in our asphalt and fuels marketing segment will suffer if the market prices of asphalt and intermediate products do not increase to the same degree as the price of crude oil. Our increased exposure to unstable commodity prices will increase the volatility of our earnings.

The price volatility of crude oil and refined products can reduce our revenues and ability to make distributions to our unitholders.

Revenues of the East Coast Asphalt Operations result from the refining of crude oil into asphalt and other products and the sale of those products. The price and market value of crude oil and refined products is volatile. Our revenues will be adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of our inventory. Future price volatility could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.

Our marketing and trading of refined products may expose us to trading losses and hedging losses, and non-compliance with our risk management policies could result in significant financial losses.

Our marketing and trading of refined products may expose us to price volatility risk for the purchase and sale of crude oil and petroleum products, including gasoline, distillates, fuel oil and asphalt. We attempt to mitigate this volatility risk through hedging, but we are still exposed to basis risk. We may also be exposed to inventory and financial liquidity risk due to the inability to trade certain products on demand or rising costs of carrying some inventories. Further, our marketing and trading activities, including any hedging activities, may cause volatility in our earnings. In addition, we will be exposed to credit risk in the event of non-performance by counterparties.

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

In order to manage our exposure to commodity price fluctuations associated with our refining and marketing segment, including the East Coast Asphalt Operations, we may engage in crude oil and refined product hedges, typically exchange-traded futures contracts. While intended to reduce the effects of volatile crude oil and refined product prices, such transactions, depending on the hedging instrument used, may limit our potential gains if crude oil and refined product prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	production is substantially less than expected;
•	the counterparties to our futures contracts fail to perform under the contracts; or
•	there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices received.

The accounting standards regarding hedge accounting are complex, and even when we engage in hedging transactions that are effective economically, these transactions may not be considered effective for accounting purposes. Accordingly, our financial statements will reflect increased volatility due to these hedges, even when there is no underlying economic impact at that point. In addition, it is not always possible for us to engage in a hedging transaction that completely mitigates our exposure to commodity prices. Our financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into an effective hedge.

The operating results for the East Coast Asphalt Operations are seasonal and generally lower in the first and fourth quarters of the year.

The selling prices of asphalt products we produce are seasonal. Asphalt demand is generally lower in the first and fourth quarters of the year as compared to the second and third quarters due to the seasonality of road construction. In addition, our natural gas costs can be higher during the winter months. Our operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year as a result of this seasonality.

We could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of our products to meet certain quality specifications.

Our specialty asphalt products are produced to precise customer specifications. If a product fails to perform in a manner consistent with the detailed quality specifications required by the customer, the customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. A successful claim or series of claims against us could result in a loss of one or more customers and diminish our ability to make distributions to unitholders.

We may have liabilities from our refining assets that pre-exist our acquisition of the East Coast Asphalt Operations, but that may not be covered by indemnification rights we will have against the sellers of the assets.

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

Our future financial and operating flexibility may be adversely affected by our significant leverage, the significant working capital needs associated with the East Coast Asphalt Operations, restrictions in our debt agreements and recent disruptions in the financial markets.

As of December 31, 2008, our consolidated debt was $1.9 billion. Among other things, our significant leverage may be viewed negatively by credit rating agencies, which could result in increased costs for us to access the capital markets. NuStar Logistics and NuPOP have senior unsecured ratings of Baa3 with Moody’s Investor Service and BBB minus with Standard & Poors and Fitch, all with a negative outlook. The negative outlook was assigned by the credit rating agencies as a result of our acquisition of the East Coast Asphalt Operations. Any future downgrade of the debt issued by these wholly owned subsidiaries could significantly increase our capital costs and adversely affect our ability to raise capital in the future. Additionally, any further ratings downgrade on the debt issued by NuStar Logistics could result in an adjustment to the interest rates on the bonds issued by NuStar Logistics in April 2008, which would significantly increase our capital costs and adversely affect our ability to raise capital in the future.

We require significant amounts of working capital to operate the East Coast Asphalt Operations. In particular, we use working capital to make purchases of crude oil and maintain necessary seasonal inventories at the East Coast Asphalt Operations. We believe that our current sources of capital are adequate to meet our working capital needs. However, if our working capital needs increase more than anticipated, we may be forced to seek additional sources of capital, which may not be available on commercially reasonable terms. In addition, in the event our access to capital resources is significantly reduced, we may not be able to adequately fund our working capital needs for those assets.

Our five-year revolving credit agreement (the 2007 Revolving Credit Agreement) contains restrictive covenants, including a requirement that, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, we maintain a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2007 Revolving Credit Agreement) not to exceed 5.00-to-1.00. Failure to comply with any of the restrictive covenants in the 2007 Revolving Credit Agreement will result in a default under the terms of our credit agreement and could result in acceleration of this indebtedness. We believe that we are in compliance with all ratios and covenants in the 2007 Revolving Credit Agreement as of December 31, 2008.

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

As of December 31, 2008, we had $610.7 million available for borrowing under the 2007 Revolving Credit Agreement, which assumes no remaining available commitment from Lehman Brothers Bank, FSB (LB Bank), a subsidiary of Lehman Brothers Holdings Inc. (Lehman). As a result of Lehman’s bankruptcy filing, LB Bank has elected not to fund its pro rata share of any future borrowings we request, which reduces the total commitment under the 2007 Revolving Credit Agreement to approximately $1.2 billion. If other lenders under the 2007 Revolving Credit Agreement file for bankruptcy or experience severe financial hardship due to recent disruptions and steep declines in the global financial markets and generally severely tightening credit supply, they may not honor their pro rata share of our borrowing requests, which may significantly reduce our available borrowing capacity and, as a result, materially adversely affect our financial condition and ability to pay distributions to unitholders.

Additionally, we may not be able to access the capital markets in the future at economically attractive terms, which may adversely affect our future financial and operating flexibility and our ability to pay cash distributions at current levels.

Increases in interest rates could adversely affect our business and the trading price of our units.

We have significant exposure to increases in interest rates. At December 31, 2008, we had approximately $1.9 billion of consolidated debt, of which $1.1 billion was at fixed interest rates and $0.8 billion was at variable interest rates after giving effect to interest rate swap agreements. Our results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates above current levels. Further, the trading price of our units is sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.

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

Our operations are subject to increasingly stringent environmental and safety laws and regulations. Refining petroleum and transporting and storing petroleum and other products, such as specialty liquids, produces a risk that these products may be released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resources damages, personal injury or property damages to private parties and significant business interruption. We own or lease a number of properties that have been used to store or distribute refined products for many years. Many of these properties were operated by third parties whose handling, disposal or release of hydrocarbons and other wastes was not under our control.

If we were to incur a significant liability pursuant to environmental or safety laws or regulations, such a liability could have a material adverse effect on our financial position, our ability to make distributions to our unitholders and our ability to meet our debt service requirements. Please read Item 3. “Legal Proceedings” and Note 15 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Some of our pipelines are interstate common carrier pipelines, subject to regulation by the FERC under the ICA.

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

The EPAct, among other things, deems “just and reasonable,” within the meaning of the ICA, any oil pipeline rate in effect for the 365-day period ending on the date of the enactment of EPAct if the rate in effect was not subject to protest, investigation or complaint during such 365-day period. Essentially, any such rates are “grandfathered in” by the EPAct. The EPAct further protects any rate meeting this requirement from complaint unless the complainant can show a substantial change occurred after the enactment of EPAct in the economic circumstances of the oil pipeline that were the basis or in the nature of the services provided that were bases for the rate.

The ICA permits persons with a substantial economic interest in any new tariff filing to challenge a tariff publication. The FERC will determine whether to suspend the tariff for a period of up to seven months and initiate a formal investigation. If, upon completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff collected during the pendency of the investigation. The FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained during the two years prior to the filing of a complaint.

We use various FERC-authorized rate change methodologies for our interstate pipelines, including indexing, cost-of-service rates, market-based rates and settlement rates. Typically, we annually adjust our rates in accordance with FERC indexing methodology, which currently allows a pipeline to change their rates within prescribed ceiling levels that are tied to an inflation index. The current index (which runs through June 30, 2011) is measured by the year-over-year change in the Bureau of Labor’s producer price index for finished goods, plus 1.3%. Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. However, if the index results in a negative adjustment, we will typically be required to reduce any rates that exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs. If the FERC’s rate-making methodologies change, any such change or new methodologies could result in rates that generate lower revenues and cash flow and could adversely affect our ability to make distributions to our unitholders and to meet our debt service requirements. Additionally, competition constrains our rates in various markets. As a result, we may from time to time be forced to reduce some of our rates to remain competitive.

Changes to FERC rate-making principles could have an adverse impact on our ability to recover the full cost of operating our pipeline facilities and our ability to make distributions to our unitholders.

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

The rates that we may charge on our interstate ammonia pipeline are subject to regulation by the STB.

The STB, a part of the U.S. Department of Transportation, has jurisdiction over interstate pipeline transportation and rate regulations of anhydrous ammonia. Transportation rates must be reasonable, and a pipeline carrier may not unreasonably discriminate among its shippers. If the STB finds that a carrier’s rates violate these statutory commands, it may prescribe a reasonable rate. In determining a reasonable rate, the STB will consider, among other factors, the effect of the rate on the volumes transported by that carrier, the carrier’s revenue needs and the availability of other economic transportation alternatives. The STB does not provide rate relief unless shippers lack effective competitive alternatives. If the STB determines that effective competitive alternatives are not available and we hold market power, then we may be required to show that our rates are reasonable.

Increases in natural gas and power prices could adversely affect our ability to make distributions to our unitholders.

Power costs constitute a significant portion of our operating expenses. For the year ended December 31, 2008, our power costs equaled approximately $61.9 million, or 14.0% of our operating expenses for the year. In addition, $31.3 million of power costs were capitalized into inventory related to our asphalt refineries, which will be expensed into cost of product sales as the inventory is sold. We use mainly electric power at our pipeline pump stations, terminals and refineries, and such electric power is furnished by various utility companies that use natural gas to generate electricity. Accordingly, our power costs typically fluctuate with natural gas prices. Increases in natural gas prices may cause our power costs to increase further. If natural gas prices increase, our cash flows may be adversely affected, which could adversely affect our ability to make distributions to our unitholders.

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

NuStar GP Holdings currently indirectly owns our general partner and an aggregate 18.5% limited partner interest in us. Conflicts of interest may arise between NuStar GP Holdings and its affiliates, including our general partner, on the one hand, and us and our limited partners, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of the unitholders. These conflicts include, among others, the following situations:

•

Our general partner is allowed to take into account the interests of parties other than us, such as NuStar GP Holdings, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to the unitholders;

•

Our general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to unitholders. As a result of purchasing our common units, unitholders have consented to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law;

•

Our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuance of additional limited partner interests and reserves, each of which can affect the amount of cash that is paid to our unitholders;

•	Our general partner determines in its sole discretion which costs incurred by NuStar GP Holdings and its affiliates are reimbursable by us;
•

Our general partner may cause us to pay the general partner or its affiliates for any services rendered on terms that are fair and reasonable to us or enter into additional contractual arrangements with any of these entities on our behalf;

•	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and
•	In some instances, our general partner may cause us to borrow funds in order to permit the payment of distributions.

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

PROPERTIES

Our principal properties are described above under the caption “Segments,” and that information is incorporated herein by reference. We believe that we have satisfactory title to all of our assets. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens and easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition by us or our predecessors, we believe that none of these burdens will materially detract from the value of these properties or from our interest in these properties or will materially interfere with their use in the operation of our business. In addition, we believe that we have obtained sufficient right-of-way grants and permits from public authorities and private parties for us to operate our business in all material respects as described in this report. We perform scheduled maintenance on all of our refineries, pipelines, terminals, crude oil tanks and related equipment and make repairs and replacements when necessary or appropriate. We believe that our refineries, pipelines, terminals, crude oil tanks and related equipment have been constructed and are maintained in all material respects in accordance with applicable federal, state and local laws and the regulations and standards prescribed by the American Petroleum Institute, the DOT and accepted industry practice.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 3. LEGAL PROCEEDINGS

We are named as a defendant in litigation relating to our normal business operations, including regulatory and environmental matters. We are insured against various business risks to the extent we believe is prudent; however, we cannot assure you that the nature and amount of such insurance will be adequate, in every case, to protect us against liabilities arising from future legal proceedings as a result of our ordinary business activity.

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

In 2000, the court entered final judgment that: (i) Grace Energy could not recover its own remediation costs of $3.5 million, (ii) Kaneb owned the Otis AFB pipeline and its related environmental liabilities and (iii) Grace Energy was awarded $1.8 million in attorney costs. Both Kaneb and Grace Energy appealed the final judgment of the trial court to the Texas Court of Appeals in Dallas. In 2001, Grace Energy filed a petition in bankruptcy, which created an automatic stay of actions against Grace Energy. In September 2008, Grace Energy filed its Joint Plan of Reorganization and Disclosure Statement. We have sought relief from the bankruptcy stay in order to pursue our appellate rights.

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to us indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against us related to this matter, and we have not made any payments toward costs incurred by the DOJ.

ERES MATTER

In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. CARCO has demanded that NuStar Asphalt and NuStar Marketing defend and indemnify it against Eres’ claims and has filed a lawsuit in the Harris County District Court, Harris County, Texas, seeking to recover on its indemnity claim. This lawsuit has been removed and is currently pending in the U.S. District Court for the Southern District of Texas. In connection with the demand for arbitration, Eres filed a complaint in the U.S. District Court for the Southern District of New York (SDNY) seeking to require the Defendants to arbitrate the dispute and seeking to attach the banking funds of CARCO and NuStar Asphalt (including cash, escrow funds, credits, debts, wire transfers, electronic funds transfers, accounts, letters of credit, freights and charter hire) within the SDNY in amounts of approximately $78.1 million pending resolution of arbitration between Eres and the Defendants. To date, no funds of NuStar Asphalt have been attached. We intend to vigorously defend against these claims.

ENVIRONMENTAL AND SAFETY COMPLIANCE MATTERS

With respect to the environmental proceedings listed below, if any one or more of them were decided against us, we believe that it would not have a material effect on our consolidated financial position. However, it is not possible to predict the ultimate outcome of any of these proceedings or whether such ultimate outcome may have a material effect on our consolidated financial position. We report these proceedings to comply with Securities and Exchange Commission regulations, which require us to disclose proceedings arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings will result in monetary sanctions of $100,000 or more.

In particular, in September 2008, the Illinois State Attorney General’s Office proposed penalties totaling $240,000 related to a leak at a storage terminal in Chillicothe, Illinois that we previously owned through a joint venture with Center Oil Company until we sold our interest in October 2006. The leak was originally discovered and reported to the Illinois Emergency Management Agency (IEMA) in 2002. We are currently in settlement negotiations with IEMA to resolve this matter.

In December 2005, the U.S. Department of Transportation, Office of Pipeline Safety (OPS) proposed penalties totaling $255,000 based on alleged violations of various pipeline safety requirements in the McKee System. We are currently in settlement negotiations with OPS to resolve this matter.

In November 2006, agents of the U.S. Environmental Protection Agency (the EPA) presented a search warrant issued by a U.S. District Court at one of our terminals. Since then, we have been served with additional subpoenas. The search warrant and subpoenas all sought information regarding allegations of potential illegal conduct by us, certain of our subsidiaries and/or our employees concerning compliance with certain environmental and safety laws and regulations. We have cooperated fully with the U.S. Attorney and the EPA in producing documents in response to the subpoenas. Although the U.S. Attorney has indicated that they intend to seek criminal penalties and fines as a result of alleged violations of environmental laws at the terminal, we are currently in negotiations with the U.S. Attorney and the EPA to resolve this matter. There can be no assurances that the conclusion of the U.S. Attorney’s and the EPA’s investigation will not result in a determination that we violated applicable laws. If we are found to have violated such laws, we could be subject to fines, civil penalties and criminal penalties. A final determination that we violated applicable laws could, among other things, result in our debarment from future federal government contracts.

In February 2008, the DOJ advised us that the EPA has requested that the DOJ initiate a lawsuit against us for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of our pipeline terminals located in Region VII by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure (SPCC) Plans at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. We are currently in settlement negotiations with the DOJ to resolve these matters.

We are also a party to additional claims and legal proceedings arising in the ordinary course of business. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity. It is possible that if one or more of the matters described in Item 3. were decided against us, the effects could be material to our results of operations in the period in which we would be required to record or adjust the related liability and could also be material to our cash flows in the periods we would be required to pay such liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the unitholders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON UNITS

Market Information, Holders and Distributions

Our common units are listed and traded on the New York Stock Exchange under the symbol “NS.” At the close of business on February 5, 2009, we had 857 holders of record of our common units. The high and low sales prices (composite transactions) by quarter for the years ended December 31, 2008 and 2007 were as follows:

	Price Range of Common Unit
	High	Low
Year 2008
4th Quarter	$46.89	$27.00
3rd Quarter	50.45	40.00
2nd Quarter	54.90	47.00
1st Quarter	57.15	47.76

Year 2007
4th Quarter	$63.89	$51.80
3rd Quarter	70.09	52.31
2nd Quarter	71.50	61.83
1st Quarter	68.00	54.11

The cash distributions applicable to each of the quarters in the years ended December 31, 2008 and 2007 were as follows:

	Record Date	Payment Date	Amount Per Unit
Year 2008
4th Quarter	February 5, 2009	February 12, 2009	$1.0575
3rd Quarter	November 5, 2008	November 12, 2008	1.0575
2nd Quarter	August 6, 2008	August 13, 2008	0.9850
1st Quarter	May 7, 2008	May 14, 2008	0.9850

Year 2007
4th Quarter	February 7, 2008	February 14, 2008	$0.9850
3rd Quarter	November 8, 2007	November 14, 2007	0.9850
2nd Quarter	August 7, 2007	August 14, 2007	0.9500
1st Quarter	May 7, 2007	May 14, 2007	0.9150

Our general partner is entitled to incentive distributions if the amount that we distribute with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Unit	Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66	75%	25%

Our general partner’s incentive distributions for the years ended December 31, 2008 and 2007 totaled $25.3 million and $18.4 million, respectively. The general partner’s share of our distributions for the years ended December 31, 2008 and 2007 was 12.0% and 11.0%, respectively, due to the impact of the incentive distributions.

ITEM 6. SELECTED FINANCIAL DATA

The following table contains selected financial data derived from our audited financial statements.

	Year Ended December 31,
	2008 (a)	2007	2006	2005 (b)	2004
	(Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues	$4,828,770	$1,475,014	$1,137,261	$659,557	$220,792
Operating income	310,073	192,599	212,899	152,952	97,268
Income from continuing operations	254,018	150,298	149,906	107,675	78,418
Income from continuing operations per unit applicable to limited partners (c)	4.22	2.74	2.84	2.76	3.15
Cash distributions per unit applicable to limited partners	4.085	3.835	3.600	3.365	3.20

	December 31,
	2008 (a)	2007	2006	2005 (b)	2004
	(Thousands of Dollars)
Balance Sheet Data:
Property, plant and equipment, net	$2,941,824	$2,492,086	$2,345,135	$2,160,213	$784,999
Total assets	4,459,597	3,783,087	3,494,208	3,366,992	857,507
Long-term debt (less current portion)	1,872,015	1,445,626	1,353,720	1,169,659	384,171
Partners’ equity	2,206,997	1,994,832	1,875,681	1,900,779	438,311

(a)	The significant increase in revenues, operating income, income from continuing operations and balance sheet data are primarily due to our acquisition of the East Coast Asphalt Operations.

(b)	The significant increase in revenues, operating income, income from continuing operations and balance sheet data are primarily due to the Kaneb Acquisition.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of our results of operations and financial condition should be read in conjunction with Items 1., 1A. and 2. “Business, Risk Factors and Properties” and Item 8. “Financial Statements and Supplementary Data” included in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” "projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read Item 1A. “Risk Factors” for a discussion of certain of those risks.

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

OVERVIEW

NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia and asphalt and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy L.P.,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy, to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) wholly owns our general partner, Riverwalk Logistics, L.P., and owns a 20.5% total interest in us. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in five sections:

•	Overview
•	Results of Operations
•	Outlook
•	Liquidity and Capital Resources
•	Critical Accounting Policies

Recent Developments

On March 20, 2008, we acquired CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations) for approximately $838.5 million. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals. The facilities located in Paulsboro, New Jersey, Savannah, Georgia and Wilmington, North Carolina have storage capacities of 3.5 million barrels, 1.2 million barrels and 0.2 million barrels, respectively. We funded the acquisition with proceeds from our common unit offerings in November 2007 and April 2008, related contributions from our general partner to maintain its 2% interest, proceeds from our issuance of $350.0 million of senior notes and borrowings under our revolving credit agreement. See Liquidity and Capital Resources below for a discussion of our common unit offerings, issuance of senior notes and our revolving credit agreement.

On December 1, 2008, we agreed to dispose of our interest in the Skelly-Belvieu Pipeline Company, LLC, which owns a liquefied petroleum gas pipeline in Texas, to Enterprise Products Operating LLC. We received proceeds of $36.0 million and recognized a gain of $18.9 million on this sale.

During 2008, we sold four of our refined product terminals in Westwego, Louisiana, Tucson, Arizona, Milwaukee, Wisconsin and Reno, Nevada with an aggregate storage capacity of approximately 1.3 million barrels for total proceeds of approximately $9.9 million.

Operations

We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP)

Beginning in the second quarter of 2008, we revised the manner in which we internally evaluate our segment performance and made certain organizational changes. As a result, we have changed the way we report our segmental results. All product sales and related costs, including those associated with the East Coast Asphalt Operations, are included in the asphalt and fuels marketing segment. Also, the refined product terminals and crude oil storage tanks segments have been combined into the storage segment and the refined products pipelines and crude oil pipelines have been combined into the transportation segment. Previous periods have been restated to conform to this presentation. For a more detailed description of our segments, please refer to Segments under Item 1. “Business.”

Storage.    We own refined product terminals in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom providing approximately 61.2 million barrels of storage capacity and one crude oil storage facility providing approximately 4.8 million barrels of storage capacity. We also own 60 crude oil and intermediate feedstock storage tanks and related assets that store and deliver crude oil and intermediate feedstocks to Valero Energy’s refineries in Benicia, California, Corpus Christi, Texas and Texas City, Texas.

Transportation.    We own common carrier refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 5,679 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. We also own 812 miles of crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois, as well as associated crude oil storage facilities providing storage capacity of 1.9 million barrels in Texas and Oklahoma that are located along the crude oil pipelines.

Asphalt and Fuels Marketing.    Our asphalt and fuels marketing segment includes our asphalt refining operations and our fuels marketing operations. We refine crude oil to produce asphalt and certain other refined products from our asphalt operations. Additionally, we purchase gasoline and other refined petroleum products for resale. The results of operations for the asphalt and fuels marketing segment depend largely on the margin between our cost and the sales price of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of the storage and transportation segments.

We enter into derivative contracts to mitigate the effect of commodity price fluctuations. We record the fair value of our derivative instruments in our consolidated balance sheet, with the change in fair value recorded in earnings. The derivative instruments we use consist primarily of futures contracts and swaps traded on the NYMEX for the purposes of hedging the outright price risk of our physical inventory. Not all of our derivative instruments qualify for hedge accounting treatment under United States generally accepted accounting principles. In such cases, changes in the fair values of the derivative instrument, which are included in cost of product sales, generally are offset, at least partially, by changes in the values of the hedged physical inventory. However, the market fluctuations in inventory are not recognized until the physical sale of such inventory takes place, unless the market price of inventory falls below our cost. If the cost of our inventory exceeds the realizable value, we reduce the value of our inventory to the realizable value. Therefore, our results for a period may include the gain or loss related to the derivative instrument without including the offsetting effect of the hedged physical inventory, which could result in greater earnings volatility.

Demand for certain of the products we market fluctuates seasonally. For example, demand for gasoline and asphalt is typically higher in the summer months than the winter months, whereas demand for heating oil is higher in the winter months than the summer months. Prices for these commodities generally are highest during those times of higher demand. In addition to purchasing inventory for immediate resale, we have and expect to continue to employ a strategy of purchasing inventory during times of lower demand and lower prices and storing that inventory until it can be sold at higher prices. We expect that our overall level of working capital will continue to increase to support the operations of the asphalt and fuels marketing segment. Additionally, the level of working capital employed by the asphalt and fuels marketing segment will likely fluctuate seasonally. The absolute increase in the level of working capital, as well as the seasonal fluctuations, may require us to borrow additional amounts or utilize other sources of liquidity.

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
•

other factors such as refinery utilization rates and maintenance turnaround schedules that impact our refineries, as well as the operations of refineries served by our storage and transportation assets.

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Financial Highlights

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2008	2007	Change
Statement of Income Data:
Revenues:
Service revenues	$740,630	$696,623	$44,007
Product sales	4,088,140	778,391	3,309,749

Total revenues	4,828,770	1,475,014	3,353,756

Costs and expenses:
Cost of product sales	3,864,310	742,972	3,121,338
Operating expenses	442,248	357,235	85,013
General and administrative expenses	76,430	67,915	8,515
Depreciation and amortization expense	135,709	114,293	21,416

Total costs and expenses	4,518,697	1,282,415	3,236,282

Operating income	310,073	192,599	117,474
Equity earnings from joint ventures	8,030	6,833	1,197
Interest expense, net	(90,818)	(76,516)	(14,302)
Other income, net	37,739	38,830	(1,091)

Income before income tax expense	265,024	161,746	103,278
Income tax expense	11,006	11,448	(442)

Net income	254,018	150,298	103,720
Less net income applicable to general partner	(29,350)	(21,063)	(8,287)

Net income applicable to limited partners	$224,668	$129,235	$95,433

Net income per unit applicable to limited partners	$4.22	$2.74	$1.48

Weighted average number of basic units outstanding	53,182,741	47,158,790	6,023,951

Annual Highlights

Net income increased $103.7 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to an increase in segment operating income, partially offset by increases in interest expense, net and general and administrative expenses. Segment operating income increased $126.0 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to a $91.4 million increase in operating income for the asphalt and fuels marketing segment, mainly resulting from robust sales volumes and strong product margins from our East Coast Asphalt Operations during the third quarter. Operating income increased for our storage and transportation segments $26.4 million and $8.6 million, respectively, primarily due to increased throughputs and earnings in 2008 compared to 2007 due to a fire at the Valero Energy McKee refinery in February 2007, which shut down the refinery until mid-April 2007 and negatively impacted our transportation and storage segments during the year ended December 31, 2007. Operating income for the storage segment also improved due to the leasing of additional storage capacity to customers from completed tank expansion projects.

However, our earnings were negatively impacted by a hedging loss of approximately $61.0 million in the second quarter of 2008. Concurrent with the acquisition of the East Coast Asphalt Operations, we entered into certain derivative contracts intended to hedge our exposure to price fluctuations for approximately 30% of the inventory acquired. We entered into these contracts to protect the value of our acquired inventories in the case crude oil prices declined. However, the price of crude oil increased dramatically from the date we entered into the hedges until May 2008, at which time we terminated the contracts prior to their expiration. Currently, we do not have any derivative contracts related to inventories of the East Coast Asphalt Operations, and we manage our commodity risk by managing those physical inventory volumes. We continue to monitor our exposure to commodity prices and may, if conditions warrant, hedge the inventories of the East Coast Asphalt Operations in the future.

Segment Operating Highlights

(Thousands of Dollars, Except Barrel/Day Information)

	Year Ended December 31,
	2008	2007	Change
Storage:
Throughput (barrels/day)(a)	742,599	800,332	(57,733)
Throughput revenues	$90,918	$96,372	$(5,454)
Storage lease revenues	363,171	314,255	48,916

Total revenues	454,089	410,627	43,462
Operating expenses	246,304	233,675	12,629
Depreciation and amortization expense	66,706	62,317	4,389

Segment operating income	$141,079	$114,635	$26,444

Transportation:
Refined products pipelines throughput (barrels/day)	673,687	678,573	(4,886)
Crude oil pipelines throughput (barrels/day)	392,110	377,640	14,470

Total throughput (barrels/day)	1,065,797	1,056,213	9,584
Throughput revenues	$317,778	$296,796	$20,982
Operating expenses	131,943	120,342	11,601
Depreciation and amortization expense	50,749	49,946	803

Segment operating income	$135,086	$126,508	$8,578

Asphalt and Fuels Marketing:
Product sales	$4,088,169	$778,391	$3,309,778
Cost of product sales	3,880,796	750,120	3,130,676
Operating expenses	80,133	6,737	73,396
Depreciation and amortization expense	14,734	423	14,311

Segment operating income	$112,506	$21,111	$91,395

Consolidation and Intersegment Eliminations:
Revenues	$(31,266)	$(10,800)	$(20,466)
Cost of product sales	(16,486)	(7,148)	(9,338)
Operating expenses	(16,132)	(3,519)	(12,613)
Depreciation and amortization expense	3,520	1,607	1,913

Total	$(2,168)	$(1,740)	$(428)

Consolidated Information:
Revenues	$4,828,770	$1,475,014	$3,353,756
Cost of product sales	3,864,310	742,972	3,121,338
Operating expenses	442,248	357,235	85,013
Depreciation and amortization expense	135,709	114,293	21,416

Segment operating income	386,503	260,514	125,989
General and administrative expenses	76,430	67,915	8,515

Consolidated operating income	$310,073	$192,599	$117,474

(a)	Excludes throughputs related to storage lease revenues.

Storage

Throughputs decreased 57,733 barrels per day and throughput revenues decreased $5.5 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to a change in our Corpus Christi (North Beach) crude oil storage tank agreement from a throughput fee agreement to a storage lease agreement effective January 1, 2008. Partially offsetting these decreases were higher throughputs and revenues at terminals serving the McKee refinery mainly due to lower throughputs and revenues in 2007 resulting from the impact of the Valero Energy McKee refinery fire, which shut down the refinery until mid-April 2007.

Storage lease revenues increased by $48.9 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to:

•	an increase of $20.7 million due to completed tank expansion projects at our St. Eustatius, Amsterdam, St. James, Vancouver, Portland and Jacksonville terminals;
•

an increase of $9.9 million mainly due to increased throughput and new customer contracts at our UK terminal facilities, increased throughputs and product handling revenues at our Amsterdam facility, as well as the effect of foreign exchange rates at our UK and Amsterdam facilities;

•	an increase of $9.4 million due to a change in our Corpus Christi (North Beach) crude oil storage tank agreement from a throughput fee agreement to a storage lease agreement effective January 1, 2008;
•	an increase of $2.8 million due to our acquisition of the Wilmington asphalt terminal; and
•	an increase of $2.7 million at our Point Tupper facility due to increased throughputs, handling charges, reimbursable revenues and dock activity.

Operating expenses increased $12.6 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to:

•	higher salaries and wages of $4.0 million resulting primarily from increased headcount and foreign currency fluctuations;
•

increased power costs of $3.3 million mainly due to increased fuel consumption at our St. Eustatius and Pt. Tupper facilities, increased costs at our Amsterdam facility and our acquisition of the Wilmington asphalt terminal;

•	increased costs of $2.9 million primarily at our Texas City terminal related to Hurricane Ike, which made landfall in September 2008; and
•	an increase of $2.5 million in environmental expense related to an ongoing investigation at one of our refined product terminals.

Depreciation and amortization expense increased $4.4 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to the completion of various terminal expansion projects.

Transportation

Throughputs increased 9,584 barrels per day and revenues increased $21.0 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to increased throughputs and revenues of $21.5 million at pipelines serving the McKee refinery. 2007 revenues were adversely affected by the impact of the Valero Energy McKee refinery fire. 2008 revenues also increased due to higher tariffs on all of the refined product and crude oil pipelines as the annual index adjustment was effective July 1, 2008.

These increases were partially offset by decreased revenues and throughputs on our Houston pipeline in 2008 as more product was exported by one of our customers instead of shipped inland through our pipeline. In addition, the Wynnewood pipeline experienced lower revenues due to decreased long haul deliveries in 2008. Also, throughputs decreased mainly due to a turnaround, crude supply interruptions and other operational issues at a refinery served by the Wynnewood pipeline. Reduced demand in 2008 resulting from a prolonged winter and flooding in the Midwest and higher commodity prices, along with record throughputs in 2007, contributed to lower throughputs on our East Pipeline.

Operating expenses for this segment increased $11.6 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to increased power costs as a result of the increase in throughputs on pipelines serving the McKee refinery, higher natural gas prices and the impact of significantly lower product prices on product imbalances on the East Pipeline. Also, salaries and wages and internal overhead expense increased, both due primarily to increased headcount. These increases were partially offset by decreased maintenance and environmental expenses.

Asphalt and Fuels Marketing

Sales and cost of product sales increased $3,309.8 million and $3,130.7 million, respectively, during the year ended December 31, 2008, compared to the year ended December 31, 2007, mainly due to:

•

an increase of $2,496.3 million and $2,347.5 million in sales and cost of product sales, respectively, from our acquisition of the East Coast Asphalt Operations in March 2008. Cost of product sales for the year ended December 31, 2008 includes the $61.0 million hedging loss discussed in the Annual Highlights above;

•	an increase of $585.7 million and $576.0 million in sales and cost of product sales, respectively, associated with our fuels marketing operations that began in the second quarter of 2007; and
•

an increase of $233.0 million and $210.8 million for sales and cost of product sales, respectively, associated with our bunker fuel operations due to an increase in the market price per metric ton at our St. Eustatius facility and increased sales at our Point Tupper facility, which resumed the sale of bunker fuel in the second quarter of 2008. Cost of sales includes a hedge gain of $28.1 million primarily associated with bunker fuel sales at our Point Tupper facility.

Operating expenses increased by $73.4 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to:

•	an increase of $58.3 million from our acquisition of the East Coast Asphalt Operations in March 2008; and
•	an increase of $13.9 million related to marine expenses mainly due to increased tug and barge rental costs as agreements for new tugs and barges at St. Eustatius were effective January 1, 2008.

Depreciation and amortization expense increased $14.3 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, due to our acquisition of the East Coast Asphalt Operations in March 2008.

Consolidation and Intersegment Eliminations

Revenue, cost of product sales and operating expense eliminations primarily relate to storage and transportation fees charged to the asphalt and fuels marketing segment by the transportation and storage segments. Depreciation and amortization expense relates to corporate assets.

General

General and administrative expenses increased by $8.5 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to increased salary and wages resulting from higher headcount and additional costs required for the Partnership’s growth and separation from Valero Energy. In addition, compensation expense associated with unit options and restricted units increased as a result of the increase in the number of awards outstanding, partially offset by a decrease in our unit price.

Interest expense, net increased by $14.3 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to an increase in our outstanding debt balance resulting from our issuance of $350.0 million of 7.65% senior notes in April 2008 to finance the acquisition of the East Coast Asphalt Operations and increased borrowings under our revolving credit agreement to fund a portion of our capital expenditures and working capital requirements. This was partially offset by a decrease in interest rates, including a decrease in the variable interest rate paid on our interest rate swaps, which hedge a portion of our fixed-rate senior notes, and our revolving credit facility.

Other income, net consisted of the following:

	Year Ended December 31,
	2008	2007
	(Thousands of Dollars)
Sale of interest in Skelly-Belvieu	$18,867	$-
Sale or disposal of fixed assets	7,589	7,869
Business interruption insurance	3,504	12,492
2007 Services Agreement termination fee	-	13,000
Legal settlements	-	5,758
Foreign exchange gains (losses)	5,888	(6,261)
Other	1,891	5,972

Other income, net	$37,739	$38,830

See Note 20 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data” for further information regarding the components of other income.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Financial Highlights

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,		Change
	2007	2006
Statement of Income Data:
Revenues:
Service revenue	$696,623	$636,154	$60,469
Product sales	778,391	501,107	277,284

Total revenues	1,475,014	1,137,261	337,753

Costs and expenses:
Cost of product sales	742,972	466,276	276,696
Operating expenses	357,235	312,604	44,631
General and administrative expenses	67,915	45,216	22,699
Depreciation and amortization expense	114,293	100,266	14,027

Total costs and expenses	1,282,415	924,362	358,053

Operating income	192,599	212,899	(20,300)
Equity earnings from joint ventures	6,833	5,882	951
Interest expense, net	(76,516)	(66,266)	(10,250)
Other income (expense), net	38,830	3,252	35,578

Income from continuing operations before income tax expense	161,746	155,767	5,979
Income tax expense	11,448	5,861	5,587

Income from continuing operations	150,298	149,906	392

Income (loss) from discontinued operations, net of income tax	-	(376)	376

Net income	150,298	149,530	768
Less net income applicable to the general partner	(21,063)	(16,910)	(4,153)

Net income applicable to limited partners	$129,235	$132,620	$(3,385)

Net income (loss) per unit applicable to limited partners:
Continuing operations	$2.74	$2.84	$(0.10)
Discontinued operations	-	(0.01)	0.01

Net income	$2.74	$2.83	$(0.09)

Weighted average number of basic and diluted units outstanding	47,158,790	46,809,749	349,041

Annual Highlights

Net income increased $0.8 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to a significant increase in other income and slightly higher segment operating income, partially offset by increased general and administrative expense, interest expense and income tax expense.

Total segment operating income increased $2.4 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to a $6.1 million increase in operating income for the storage segment and a $3.8 million increase in operating income for the transportation segment, partially offset by a $5.8 million decrease in operating income for the asphalt and fuels marketing segment.

The throughputs on the storage and transportation segments were affected by a fire at the McKee refinery in February 2007, which shut down the refinery through mid-April 2007. After the refinery restarted in mid-April 2007, its throughputs increased throughout the second quarter, and it was near capacity by July 2007.

Segment Operating Highlights

(Thousands of Dollars, Except Barrel/Day Information)

	Year Ended December 31,		Change
	2007	2006
Storage:
Throughput (barrels/day)(a)	800,332	774,743	25,589
Throughput revenues	$96,372	$97,179	$(807)
Storage lease revenues	314,255	266,234	48,021

Total revenues	410,627	363,413	47,214
Operating expenses	233,675	201,806	31,869
Depreciation and amortization expense	62,317	53,121	9,196

Segment operating income	$114,635	$108,486	$6,149

Transportation:
Refined products pipelines throughput (barrels/day)	678,573	711,476	(32,903)
Crude oil pipelines throughput (barrels/day)	377,640	421,666	(44,026)

Total throughput (barrels/day)	1,056,213	1,133,142	(76,929)
Throughput revenues	$296,796	$281,010	$15,786
Operating expenses	120,342	111,151	9,191
Depreciation and amortization expense	49,946	47,145	2,801

Segment operating income	$126,508	$122,714	$3,794

Asphalt and Fuels Marketing:
Product sales	$778,391	$501,107	$277,284
Cost of product sales	750,120	471,576	278,544
Operating expenses	6,737	2,616	4,121
Depreciation and amortization expense	423	-	423

Segment operating income	$21,111	$26,915	$(5,804)

Consolidation and Intersegment Eliminations:
Revenues	$(10,800)	$(8,269)	$(2,531)
Cost of product sales	(7,148)	(5,300)	(1,848)
Operating expenses	(3,519)	(2,969)	(550)
Depreciation and amortization expense	1,607	-	1,607

Total	$(1,740)	$-	$(1,740)

Consolidated Information:
Revenues	$1,475,014	$1,137,261	$337,753
Cost of product sales	742,972	466,276	276,696
Operating expenses	357,235	312,604	44,631
Depreciation and amortization expense	114,293	100,266	14,027

Segment operating income	260,514	258,115	2,399
General and administrative expenses	67,915	45,216	22,699

Consolidated operating income	$192,599	$212,899	$(20,300)

(a)	Excludes throughputs related to storage lease revenues.

Storage

Throughputs increased 25,589 barrels per day for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to a change in the Corpus Christi (North Beach) crude oil storage tank agreement from a storage lease to a throughput fee agreement effective January 1, 2007. Throughputs for the Corpus Christi (North Beach) crude oil storage tanks were not reported prior to January 1, 2007. This increase was partially offset by decreased throughputs related to terminals serving the McKee refinery. In spite of the increased throughputs, throughput revenues decreased by $0.8 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to lower revenues at our terminals serving the McKee refinery and turnarounds and operating issues at the refineries served by our crude oil storage tanks.

Storage lease revenues increased by $48.0 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to:

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

Operating expenses increased $31.9 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to higher reimbursable project expenses. Reimbursable project expenses are charged back to our customers, and its increase is consistent with the increase in reimbursable project revenues. Operating expenses also increased due to higher maintenance and regulatory expenses, higher salaries and wages, the acquisition of the St. James terminal in December 2006, and higher marine expenses due to increased vessel calls at St. Eustatius and Point Tupper.

Depreciation and amortization expense increased $9.2 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, due to the acquisition of the St. James terminal in December 2006 and the completion of various capital projects, including two phases of the St. Eustatius tank expansion.

Transportation

Throughputs decreased 76,929 barrels per day for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to the impact of the McKee refinery fire, offset by increased throughputs on the East Pipeline, Ammonia Pipeline and Burgos Pipeline. Despite lower overall throughputs, revenues increased by $15.8 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to:

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

Operating expenses increased $9.2 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to higher maintenance and environmental costs and higher internal overhead costs mainly due to increased headcount. These increases were partially offset by decreased power costs due to downtime from the McKee refinery fire.

Depreciation and amortization expense increased $2.8 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, mainly due to increased amortization of deferred costs in connection with the throughput deficiency payments discussed above. In addition, depreciation and amortization expense increased due to the completion of various capital projects.

Asphalt and Fuels Marketing

Sales and cost of product sales increased $277.3 million and $278.5 million, respectively, during the year ended December 31, 2007, compared to the year ended December 31, 2006, mainly due to:

•

an increase of $115.4 million and $121.3 million in sales and cost of product sales, respectively, associated with certain marketing operations that began in the second quarter of 2007. For the year ended December 31, 2007, cost of product sales includes $7.5 million related to the change in fair value of certain derivative instruments; and

•

an increase of $171.5 million and $159.8 million for sales and cost of sales, respectively, associated with our bunker fuel operations primarily due to increased vessel calls at our St. Eustatius facility, partially offset by a decrease in bunker fuel sales of $10.9 million at our Point Tupper facility due to decreased vessel calls.

Operating expenses increased by $4.1 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to salaries and wages and terminal storage fees relating to the marketing operations that began in 2007.

General

General and administrative expenses increased by $22.7 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to the following:

•

increased expenses associated with unit option and restricted unit compensation expense as a result of the increase in the number of awards outstanding, partially offset by a decrease in our unit price;

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

OUTLOOK

Transportation Segment

For the first quarter of 2009, we expect a heavy planned refinery maintenance schedule, primarily at the Valero Energy refineries we serve, to negatively affect our pipeline throughputs. Revenues generated from our pipelines depend upon the amount of throughputs. When refineries undergo maintenance, generally they also curtail production, which lowers throughputs for crude oil and refined products causing our throughputs and revenues to decline. For the full year of 2009, we expect a lighter refinery maintenance schedule, additional shippers and the completion of a pipeline expansion project will offset the effects of the recession and the weak first quarter described above. Thus, barring any major unplanned turnaround activity, we expect overall pipeline throughputs in 2009 to be comparable to 2008. Additionally, we expect to increase the tariffs on our pipelines effective July 1, 2009, which should have a positive effect on our revenues and results of operations.

Storage Segment

For the first quarter of 2009, we expect our terminal throughputs to decline due to heavy planned refinery maintenance primarily at the Valero Energy refineries we serve. Several of the assets included in the storage segment store crude oil and refined products for refineries owned by Valero Energy. Revenues for these assets depend upon throughputs rather than fixed rental fees, so when the refineries undergo maintenance our throughputs and related revenues decline. However, we do not expect these lower throughputs to significantly impact our revenues or results of operations for the full year of 2009 because most of our revenues result from long-term storage lease contracts, which are not throughput dependent. Of our storage lease contracts, approximately 70% have remaining terms between one and ten years. For the 30% of our storage contracts expiring within the next year, we believe we can renew these contracts at similar or better terms provided the present contango markets continue to drive demand for storage. Additionally, we expect our revenues and results of operations for 2009 to benefit from annual index increases to storage fee rates on most of our multi-year contracts and a full year’s contribution of key terminal expansion projects completed in 2008 and 2009.

Asphalt and Fuels Marketing Segment

The earnings of the asphalt and fuels marketing segment largely depend upon the margin earned by the East Coast Asphalt Operations. Our margin results from the difference between the sales prices of our products and the purchase prices of our raw materials, principally crude oil. The prices of crude oil and the products produced by the East Coast Asphalt Operations fluctuate in response to many factors, such as changes in supply, demand, seasonality, market uncertainties and other factors.

In the first quarter of 2009, we expect our asphalt sales and margins to remain low due to typical seasonal factors including decreased road construction during colder months. For the full year of 2009, we expect our results to be higher than 2008. Last year asphalt demand remained below 2007 levels; however, lower supply resulting from fewer imports and reduced domestic production more than offset the effects of lower demand and resulted in higher prices and higher margins. We expect many of the same factors present in 2008 that contributed positively to our results of operations to continue in 2009. Additionally, on February 17, 2009, The American Recovery and Reinvestment Act of 2009 was signed into law, which includes funding for transportation infrastructure that could increase asphalt demand in 2009 and beyond. Longer term, we believe additional refinery coker expansions will continue to tighten asphalt markets resulting in better-than-historic margins.

In recent months, the Organization of the Petroleum Exporting Countries announced its intention to reduce crude oil production in response to dramatically lower demand for refined products. As a result, we received notice in January 2009 that our scheduled deliveries of Boscan crude oil would be reduced by 600,000 barrels in February and March from the amounts specified in our crude supply agreement with an affiliate of Petroleos de Venezuela S.A (PDVSA). To date, we have replaced the volumes lost from PDVSA with alternative grades of crude oil purchased on the spot market. We have not received notification of any further supply reductions from PDVSA. If the supply reductions extend beyond March at their current levels, we believe we can continue to replace that supply with other asphaltic crudes without a material impact to our results of operations. However, in the event PDVSA further reduces the deliveries of Boscan crude oil, we may experience reduced refinery run rates and reduced production that could negatively impact our results of operations and our cash flows.

Overall, we expect our results for the full year of 2009 to improve compared to 2008. However, depending on the severity and duration of this recession, or other adverse economic conditions, our operations could be negatively impacted.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary cash requirements are for distributions to partners, working capital requirements, including inventory purchases, debt service, reliability and strategic and other capital expenditures, acquisitions and normal operating expenses. On an annual basis, we typically generate sufficient cash from our operations to fund day-to-day operating and general and administrative expenses, reliability capital expenditures, interest expense and distribution requirements. We also have available borrowing capacity under our existing revolving credit facility and, to the extent necessary, we may raise additional funds through equity or debt offerings under our $3.0 billion shelf registration statement to fund strategic capital expenditures or other cash requirements not funded from operations. However, there can be no assurance regarding the availability of any additional funds or whether such additional funds will be available on terms acceptable to us. The volatility of the capital and credit markets could affect our cost of capital and ability to access the capital and credit markets.

Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$485,181	$222,672	$250,811
Investing activities	(956,517)	(238,396)	(213,234)
Financing activities	440,063	37,060	(3,899)
Effect of foreign exchange rate changes on cash	(13,190)	(336)	(894)

Net increase in cash and cash equivalents	$(44,463)	$21,000	$32,784

Net cash provided by operating activities for the year ended December 31, 2008 was $485.2 million compared to $222.7 million for the year ended December 31, 2007. The increase in cash generated from operating activities is primarily due to net income of $254.0 million for the year ended December 31, 2008 compared to net income of $150.3 million for the year ended December 31, 2007. Also, working capital decreased $133.0 million in 2008 providing an increase in cash, whereas working capital increased $21.3 million in 2007. Within working capital, inventory decreased $194.0 million for the year ended December 31, 2008, primarily due to the operations of the asphalt and fuels marketing segment. We obtained inventory with our acquisition of the East Coast Asphalt Operations, and the inventory balance declined with the seasonality of the asphalt operations. However, an increase in accounts receivable of $52.4 million, also primarily related to the asphalt and fuels marketing segment, partially offset the inventory decrease. Cash flows from operations for the year ended December 31, 2008 also include proceeds from business interruption insurance of $3.5 million compared to $12.5 million for the year ended December 31, 2007.

Net cash provided by operating activities for the year ended December 31, 2008 was used to fund distributions to unitholders and the general partner in the aggregate amount of $241.9 million. The proceeds from long-term and short-term debt borrowings, net of repayments, our issuance of common units and senior notes, combined with cash on hand, were used to fund the acquisition of the East Coast Asphalt Operations and our strategic capital expenditures primarily related to various terminal expansion projects.

Net cash provided by operating activities for the year ended December 31, 2007 was $222.7 million compared to $250.8 million for the year ended December 31, 2006 primarily due changes in working capital accounts. Working capital increased $21.3 million in 2007 providing a decrease in cash, whereas working capital decreased $10.7 million in 2006. Within working capital, accounts receivable and inventory increased by $22.1 million and $71.5 million, respectively, compared to 2006 primarily due to the operations of the asphalt and fuels marketing segment, particularly an increase in inventory associated with marketing of asphalt, gasoline and distillates which began in 2007. Offsetting the increases in inventory and accounts receivable was an increase in accounts payable of $72.9 million, also primarily related to the marketing of asphalt, gasoline and distillates. Cash flows from operations for the year ended December 31, 2007 also includes proceeds from business interruption insurance of $12.5 million.

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

2007 Revolving Credit Agreement

Our five-year revolving credit agreement (the 2007 Revolving Credit Agreement) is diversified with 24 participating banks. However, the participating banks include Lehman Brothers Bank, FSB (LB Bank), a subsidiary of Lehman Brothers Holdings Inc. (Lehman), which filed for bankruptcy protection in October 2008. LB Bank’s participation in the 2007 Revolving Credit Agreement totaled $42.5 million, of which we had $17.0 million outstanding as of December 31, 2008. As a result of Lehman’s bankruptcy filing, LB Bank has elected not to fund its pro rata share of any future borrowings we request, which reduces the total commitment under the 2007 Revolving Credit Agreement to approximately $1.2 billion. Excluding LB Bank’s participation, we had $610.7 million available for borrowing under the 2007 Revolving Credit Agreement as of December 31, 2008. If other lenders under the 2007 Revolving Credit Agreement file for bankruptcy or experience severe financial hardship due to recent disruptions and steep declines in the global financial markets and generally severely tightening credit supply, they may not honor their pro rata share of our borrowing requests.

The 2007 Revolving Credit Agreement matures in December 2012, and we do not have any other significant debt maturing until 2012 and 2013, when four of our five senior notes become due.

Shelf Registration Statement

Our shelf registration statement on Form S-3 permits us to offer and sell various types of securities, including NuStar Energy L.P. common units and debt securities of NuStar Logistics and NuPOP, having an aggregate value of up to $3.0 billion (the 2007 Shelf Registration Statement). We filed the 2007 Shelf Registration Statement to gain additional flexibility in accessing capital markets for, among other things, the repayment of outstanding indebtedness, working capital, capital expenditures and acquisitions. As of December 31, 2008, we had $2.3 billion available under our $3.0 billion shelf registration statement.

If the volatility of the capital markets continues, our access to the capital markets may be limited, or we could face increased costs when accessing the capital markets. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like or need to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

NuStar Logistics’ 7.65% Senior Notes.    On April 4, 2008, NuStar Logistics issued $350.0 million of 7.65% senior notes under our $3.0 billion shelf registration statement for net proceeds of $346.2 million. The net proceeds were used to repay a portion of the outstanding principal balance under our 2007 Revolving Credit Agreement, which was used to fund our acquisition of the East Coast Asphalt Operations. Please refer to Note 13 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of 7.65% senior note offering.

Equity Offerings.    In April 2008, we issued 5,050,800 common units representing limited partner interests at a price of $48.75 per unit. We received net proceeds of $236.2 million and a contribution of $5.0 million from our general partner to maintain its 2% general partner interest. The proceeds were used to repay the $124.0 million balance under our then-active term loan agreement and a portion of the outstanding principal balance under our 2007 Revolving Credit Agreement. See Notes Payable below for discussion on our term loan agreement.

On November 19, 2007, we issued 2,600,000 common units representing limited partner interests at a price of $57.20 per unit. We received net proceeds of $143.1 million and a contribution of $3.0 million from our general partner to maintain its 2% general partner interest. The proceeds were used to repay a portion of the outstanding principal balance under our then-active $600 million revolving credit agreement.

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

During the year ended December 31, 2008, we incurred reliability capital expenditures of $55.7 million, primarily related to maintenance upgrade projects at our terminals and pipelines. Strategic and other capital expenditures for the year ended December 31, 2008 of $146.5 million primarily related to the Amsterdam, St. James, Texas City and Jacksonville tank expansions and other terminal expansion projects.

For 2009, we budgeted approximately $147.0 million of capital expenditures, including approximately $67.0 million for reliability capital projects and $80.0 million for strategic projects, which is lower than 2008 in light of the current economic environment and capital market conditions. We continue to evaluate our capital budget and make changes as economic conditions warrant. If conditions warrant, our actual capital expenditures for 2009 may exceed or be lower than the budgeted amounts. We believe cash generated from operations combined with other sources of liquidity previously described will be sufficient to fund our capital expenditures in 2009, and our internal growth projects can be accelerated or scaled back depending on the capital markets.

Working Capital Requirements

The asphalt and fuels marketing segment requires us to make substantial investments in inventory. Increases in commodity prices could cause our working capital requirements to increase, which could affect our liquidity. Our working capital requirements will vary with the seasonal nature of asphalt demand as we build and store inventories during periods of lower demand in order to sell it during periods of higher demand. This seasonal nature of demand will also affect the accounts receivable and accounts payable balances, which will vary depending on timing of payments.

Distributions

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

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$5,058	$4,092	$3,742
General partner incentive distribution	25,294	18,426	14,778

Total general partner distribution	30,352	22,518	18,520
Limited partners’ distribution	222,470	182,076	168,515

Total cash distributions	$252,822	$204,594	$187,035

Cash distributions per unit applicable to limited partners	$4.085	$3.835	$3.600

Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter.

In January 2009, we declared a quarterly cash distribution of $1.0575 that was paid on February 12, 2009 to unitholders of record on February 5, 2009. This distribution related to the fourth quarter of 2008 and totaled $65.8 million, of which $8.2 million represented the general partner’s share of such distribution. The general partner’s distribution included a $6.9 million incentive distribution.

Long-Term Debt Obligations

We are a party to the following long-term debt agreements:

•

NuStar Logistics’ 7.65% senior notes due April 15, 2018 with a face value of $350.0 million, 6.05% senior notes due March 15, 2013 with a face value of $229.9 million and 6.875% senior notes due July 15, 2012 with a face value of $100.0 million;

•	NuPOP’s 7.75% senior notes due February 15, 2012 and 5.875% senior notes due June 1, 2013 with an aggregate face value of $500.0 million;
•	the 2007 Revolving Credit Agreement due December 10, 2012;
•	the £21 million term loan due December 11, 2012 (UK Term Loan);
•	the $56.2 million revenue bonds due June 1, 2038 associated with the St. James terminal expansion (Gulf Opportunity Zone Revenue Bonds); and

•

the $12.0 million note payable in annual installments through December 31, 2015 to the Port of Corpus Christi Authority of Nueces County, Texas associated with the construction of a crude oil storage facility in Corpus Christi, Texas (Port Authority of Corpus Christi Note Payable).

Please refer to Note 13 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of our long-term debt agreements.

Interest Rate Swaps

We are a party to interest rate swap agreements to manage our exposure to changes in interest rates. The interest rate swap agreements have an aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, we will receive a fixed rate (6.875% and 6.05% for the $60.0 million and $107.5 million of interest rate swap agreements, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement. As of December 31, 2008 and 2007, the aggregate fair value of our interest rate swaps included in “Other long-term assets, net” in our consolidated balance sheets was $15.3 million and $2.2 million, respectively.

The interest rate swap contracts qualify for the shortcut method of accounting prescribed by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). As a result, changes in the fair value of the swaps will completely offset the changes in the fair value of the underlying hedged debt. As of December 31, 2008 and 2007, the weighted average effective interest rate for the interest rate swaps was 3.0% and 6.1%, respectively.

Credit Ratings

The following table reflects the outlook and ratings that have been assigned to the debt of our wholly owned subsidiaries as of December 31, 2008:

	Standard & Poor’s	Moody’s	Fitch
Outlook	Negative	Negative	Negative (a)
NuStar Logistics, L.P	BBB-	Baa3	BBB-
NuStar Pipeline Operating Partnership L.P	BBB-	Baa3	BBB-

(a)	On February 20, 2009, Fitch revised its outlook to stable from negative.

Notes Payable

Term Loan Agreement.     In March 2008, we closed on a $124.0 million term loan agreement (the Term Loan Agreement), all of which was used to fund a portion of our acquisition of the East Coast Asphalt Operations. The $124.0 million balance on the Term Loan Agreement was paid in full in April 2008 with the proceeds from our equity offering (see Equity Offerings section above).

Lines of Credit.     As of December 31, 2008, we had one short-term line of credit with an uncommitted borrowing capacity of up to $20.0 million. Please refer to Note 12 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion on our short-term debt agreements.

Long-Term Contractual Obligations

The following table presents our long-term contractual obligations and commitments and the related payments due, in total and by period, as of December 31, 2008:

	Payments Due by Period					Thereafter	Total
	2009	2010	2011	2012	2013
	(Thousands of Dollars)
Long-term debt maturities	$713	$770	$832	$936,941	$480,902	$406,827	$1,826,985
Interest payments	105,827	105,770	105,708	94,611	42,596	151,764	606,276
Operating leases	40,151	30,970	27,428	23,853	21,008	153,403	296,813
Purchase obligations:
Crude oil	901,995	901,995	901,995	901,995	901,995	1,127,494	5,637,469
Other purchase obligations	64,224	20,521	16,520	1,398	962	743	104,368

We have long-term debt obligations and interest payments due under our senior notes, our 2007 Revolving Credit Agreement, our UK Term Loan, our Gulf Opportunity Zone Revenue Bonds and our Port of Corpus Christi Note Payable. Amounts in the table represent our scheduled future maturities of long-term debt principal for the periods indicated. The interest payment calculated for our 2007 Revolving Credit Agreement is based on the outstanding borrowings as of December 31, 2008 and the weighted-average interest rate paid for the year ended December 31, 2008.

Our operating leases consist primarily of leases for tug and barges utilized at our St. Eustatius facility, leases related to our acquisition of the East Coast Asphalt Operations for storage capacity at third-party terminals and land leases at terminal facilities. We are a party to a ten-year lease commitment of approximately $89.0 million for tugs and barges to be utilized at our St. Eustatius facility.

A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum or variable price provisions, and (iii) the approximate timing of the transaction.

Our crude oil purchase obligations result from a crude supply agreement (CSA) we entered into simultaneously with the acquisition of the East Coast Asphalt Operations. Under the CSA, we committed to purchase an annual average of 75,000 barrels per day of crude oil over a minimum seven-year period from PDVSA. The value of this commitment fluctuates according to a market-based pricing formula using published market indices, subject to adjustment based on the price of Mexican Maya crude. We estimated the value of the crude oil purchase obligation based on market prices as of December 31, 2008.

In recent months, the Organization of the Petroleum Exporting Countries announced its intention to reduce crude oil production in response to dramatically lower demand for refined products. As a result, we received notice in January 2009 that our scheduled deliveries of Boscan crude oil would be reduced by 600,000 barrels in February and March from the amounts specified in our crude supply agreement with PDVSA. To date, we have replaced the volumes lost from PDVSA with alternative grades of crude oil purchased on the spot market. We have not received notification of any further supply reductions from PDVSA.

We have other purchase obligations mainly related to the purchase of petroleum products for resale to our customers.

Related Party Transactions

Our operations are managed by the general partner of our general partner, NuStar GP, LLC. The employees of NuStar GP, LLC perform services for our U.S. operations. We reimburse NuStar GP, LLC for all costs related to its employees, other than costs associated with NuStar GP Holdings under the services agreement described below and in Note 18 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”. We had a payable of $3.4 million and a receivable of $0.8 million, as of December 31, 2008 and 2007, respectively, with both amounts representing payroll and benefit plan costs, net of payments made by us. We also had a long-term payable as of December 31, 2008 and 2007 of $6.6 million and $5.7 million, respectively, to NuStar GP, LLC related to amounts payable for retiree medical benefits and other post-employment benefits.

Prior to December 22, 2006, Valero Energy controlled our general partner. We have transactions with Valero Energy for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, certain employee costs, insurance costs, administrative costs and lease expense, which were reported as related party transactions in the consolidated statements of income. Due to Valero Energy’s sale of its interest in NuStar GP Holdings on December 22, 2006, we ceased reporting transactions with Valero Energy as related party transactions subsequent to that date.

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC for the years ended December 31, 2008 and 2007 and with Valero Energy for the year ended December 31, 2006:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Revenues	$-	$-	$260,980
Operating expenses	115,291	93,211	94,587
General and administrative expenses	44,988	37,702	32,183

Agreements with NuStar GP Holdings

On April 24, 2008, the boards of directors of NuStar GP, LLC and NuStar GP Holdings approved (i) the termination of the administration agreement, dated July 16, 2006, between NuStar GP Holdings and NuStar GP, LLC and (ii) the adoption of a services agreement between NuStar GP, LLC and NuStar Energy (the GP Services Agreement). On July 19, 2006, we entered into a non-compete agreement with NuStar GP Holdings, Riverwalk Logistics, L.P., and NuStar GP, LLC effective on December 22, 2006 (the Non-Compete Agreement). Please refer to Note 18 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of agreements with NuStar GP Holdings.

Agreements with Valero Energy

We are a party to a number of agreements with Valero Energy, which was a related party during 2006, that govern the required services provided to and received from Valero Energy. Most of the operating agreements include adjustment provisions, which allow us to increase the handling, storage and throughput fees we charge to Valero Energy based on a consumer price index. In addition, we review our pipeline tariffs, which are adjusted annually based on an inflation index and may also be adjusted to take into consideration additional costs incurred to provide the transportation services. Please refer to Note 18 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of agreements with Valero Energy.

Services Agreement.    Prior to our separation from Valero Energy, the employees of NuStar GP, LLC were provided to us under the terms of various services agreements between us and Valero Energy. Although Valero Energy no longer provided employees to work directly on our behalf, Valero Energy continued to provide certain services to us under the terms of a services agreement dated December 22, 2006 (the 2007 Services Agreement). On April 16, 2007, Valero Energy exercised its option to terminate the 2007 Services Agreement and paid us a termination fee of $13.0 million in May 2007 in accordance with the terms of the 2007 Services Agreement.

Omnibus Agreement.    On March 31, 2006, we entered into an amended and restated omnibus agreement (the 2006 Omnibus Agreement) with Valero Energy, NuStar GP, LLC, Riverwalk Logistics, L.P. and NuStar Logistics. The 2006 Omnibus Agreement governed potential competition between Valero Energy and us until the closing of NuStar GP Holdings’ second offering on December 2, 2006, when Valero Energy ceased to own 20% or more of us, and Valero Energy agreed to indemnify us for certain environmental liabilities.

Operating Agreements.    The following are the primary operating agreements with Valero Energy:

•	Crude Oil Storage Tank Agreements relating to the Corpus Christi West, Texas City and Benicia refineries;
•	South Texas Pipelines and Terminals Agreements related to certain pipelines and terminals acquired from Valero Energy in March 2003; and
•	St. James Terminalling Agreement.

Environmental, Health and Safety

We are subject to extensive federal, state and local environmental and safety laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures, pipeline integrity and operator qualifications, among others. Because more stringent new environmental and safety laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental, health and safety matters is expected to increase.

The balance of and changes in our accruals for environmental matters as of and for the years ended December 31, 2008 and 2007 are included in Note 14 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data.” We believe that we have adequately accrued for our environmental exposures.

Contingencies

We are subject to certain loss contingencies, the outcome of which could have an adverse effect on our cash flows and results of operations, as further disclosed in Note 15 of the Notes to Consolidated Financial Statements.

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

Depreciation

We calculate depreciation expense using the straight-line method over the estimated useful lives of our property, plant and equipment. Because of the expected long useful lives of the property, plant and equipment, we depreciate our property, plant and equipment over periods ranging from 10 years to 40 years. Changes in the estimated useful lives of the property, plant and equipment could have a material adverse effect on our results of operations.

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

We also have legal obligations in the form of leases and right-of-way agreements, which require us to remove certain of our assets upon termination of the agreement. However, these lease or right-of-way agreements generally contain automatic renewal provisions that extend our rights indefinitely or we have other legal means available to extend our rights. We have recorded a liability of approximately $0.6 million and $0.8 million as of December 31, 2008 and 2007, respectively, which is included in “Other long-term liabilities” in our consolidated balance sheets, for conditional asset retirement obligations related to the retirement of terminal assets with lease and right-of-way agreements.

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

Contingencies

We accrue for costs relating to litigation, claims and other contingent matters, including tax contingencies, when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Due to the inherent uncertainty of litigation, actual amounts paid may differ from amounts estimated, and such differences will be charged to income in the period when final determination is made.

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

Derivative instruments designated and qualifying as fair value hedges under Statement of Financial Accounting Standards No. 133 (SFAS 133) are recorded in the consolidated balance sheet at fair value with mark-to-market adjustments recorded in cost of sales. The offsetting gain or loss on the associated hedged physical inventory is recognized concurrently in cost of sales. We record derivative instruments that do not qualify for hedge accounting under SFAS 133 in the consolidated balance sheet at fair value with mark-to-market adjustments recorded in cost of sales. The market fluctuations in inventory are not recognized until the physical sale takes place. Fair value is based on quoted market prices.

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

	December 31, 2008
	Expected Maturity Dates
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$713	$770	$832	$381,647	$480,902	$350,627	$1,215,491	$1,157,470
Average interest rate	8.0%	8.0%	8.0%	7.4%	6.0%	7.7%	6.9%
Variable rate	$-	$-	$-	$555,294	$-	$56,200	611,494	$611,494
Average interest rate	-	-	-	1.9%	-	0.9%	1.8%

Interest Rate Swaps Fixed to Variable:
Notional amount	$-	$-	$-	$60,000	$107,500	$-	$167,500	$15,284
Average pay rate	3.2%	3.9%	4.3%	4.5%	4.3%	-	4.0%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.1%	-	6.3%

	December 31, 2007
	Expected Maturity Dates
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$663	$713	$770	$832	$392,527	$482,163	$877,668	$927,234
Average interest rate	8.0%	8.0%	8.0%	8.0%	7.4%	6.0%	6.6%
Variable rate	$-	$-	$-	$-	$527,976	$-	527,976	$527,976
Average interest rate	-	-	-	-	5.7%	-	5.7%

Interest Rate Swaps Fixed to Variable:
Notional amount	$-	$-	$-	$-	$60,000	$107,500	$167,500	$2,232
Average pay rate	5.3%	5.6%	6.1%	6.4%	6.7%	6.5%	6.1%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.3%	6.1%	6.3%

Commodity Price Risk

We are exposed to commodity price risk with respect to our product inventories and related firm commitments to purchase and/or sell such inventories. We utilize futures contracts and swaps traded on the NYMEX to manage our exposure to changes in the fair value of certain of our product inventories and related firm commitments.

We have a risk management committee that oversees our trading controls and procedures and certain aspects of commodity and trading risk management. Our risk management committee also approves all new commodity and trading risk management strategies in accordance with our Risk Management Policy, as approved by our board of directors.

Derivative instruments designated and qualifying as fair value hedges under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (Statement No. 133) (Fair Value Hedges) are recorded in the consolidated balance sheets as assets or liabilities at fair value, with related mark-to-market adjustments recorded in “Cost of product sales.” The offsetting gain or loss on the associated hedged physical inventory or firm commitment, together with the resulting hedge ineffectiveness, is recognized concurrently in “Cost of product sales.” We record derivative instruments that do not qualify for hedge accounting under Statement No. 133 (Economic Hedges) in the consolidated balance sheets as assets or liabilities at fair value with mark-to-market adjustments recorded in “Cost of product sales.” Fair value is based on quoted market prices.

From time to time, we also enter into derivative commodity instruments based on our analysis of market conditions in order to attempt to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges. We record these derivatives in the consolidated balance sheets as assets or liabilities at fair value with mark-to-market adjustments recorded in “Product sales.”

The following tables provide information about our derivative instruments, the fair value of which will fluctuate with changes in commodity prices:

	December 31, 2008
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(refined products)	445	N/A	$43.88	$ (2,370)

Economic Hedges:
Futures – long:
(crude oil and refined products)	119	$39.92	N/A	654
Futures – short:
(crude oil and refined products)	754	N/A	$48.95	(3,131)

Total fair value of open positions				$ (4,847)

	December 31, 2007
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	68	$104.26	N/A	$ 460
Futures – short:
(refined products)	287	N/A	$103.78	(1,942)

Economic Hedges:
Futures – long:
(refined products)	60	$104.44	N/A	392
Futures – short:
(crude oil and refined products)	459	N/A	$99.01	(3,001)

Total fair value of open positions				$ (4,091)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of NuStar Energy L.P’s internal control over financial reporting as of December 31, 2008. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by KPMG, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K. KPMG’s attestation on the effectiveness of our internal control over financial reporting appears on page 63.

Report of Independent Registered Public Accounting Firm

The Board of Directors of NuStar GP, LLC

and Unitholders of NuStar Energy L.P.:

We have audited the accompanying consolidated balance sheets of NuStar Energy L.P. and subsidiaries (a Delaware limited partnership) (the Partnership) as of December 31, 2008 and 2007, and the related consolidated statements of income, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuStar Energy L.P. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuStar Energy L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP
San Antonio, Texas February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors of

NuStar GP, LLC and Unitholders of NuStar Energy L.P.:

We have audited NuStar Energy L.P. and subsidiaries’ (a Delaware limited partnership) (the Partnership) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, NuStar Energy L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuStar Energy L.P. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Antonio, Texas
February 27, 2009

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$45,375	$89,838
Accounts receivable, net of allowance for doubtful accounts of $1,174 and $365 as of December 31, 2008 and 2007, respectively	178,216	130,354
Receivable from related party	-	786
Inventories	220,574	88,532
Other current assets	42,321	37,624

Total current assets	486,486	347,134

Property, plant and equipment, at cost	3,507,573	2,944,116
Accumulated depreciation and amortization	(565,749)	(452,030)

Property, plant and equipment, net	2,941,824	2,492,086
Intangible assets, net	51,704	47,762
Goodwill	806,330	785,019
Investment in joint ventures	68,813	80,366
Deferred income tax asset	12,427	10,622
Other long-term assets, net	92,013	20,098

Total assets	$4,459,597	$3,783,087

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$713	$663
Accounts payable	145,963	163,309
Payable to related party	3,441	-
Notes payable	22,120	-
Accrued interest payable	22,496	17,725
Accrued liabilities	37,454	47,189
Taxes other than income taxes	15,333	10,157
Income taxes payable	4,504	3,442

Total current liabilities	252,024	242,485

Long-term debt, less current portion	1,872,015	1,445,626
Long-term payable to related party	6,645	5,684
Deferred income tax liability	27,370	34,196
Other long-term liabilities	94,546	60,264
Commitments and contingencies (Note 15)

Partners’ equity:
Limited partners (54,460,549 and 49,409,749 common units outstanding as of December 31, 2008 and 2007, respectively)	2,173,462	1,926,126
General partner	47,801	41,819
Accumulated other comprehensive income	(14,266)	26,887

Total partners’ equity	2,206,997	1,994,832

Total liabilities and partners’ equity	$4,459,597	$3,783,087

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Services revenues:
Third parties	$740,630	$696,623	$375,174
Related party	-	-	260,980

Total services revenues	740,630	696,623	636,154
Product sales	4,088,140	778,391	501,107

Total revenues	4,828,770	1,475,014	1,137,261

Costs and expenses:
Cost of product sales	3,864,310	742,972	466,276
Operating expenses:
Third parties	326,957	264,024	218,017
Related party	115,291	93,211	94,587

Total operating expenses	442,248	357,235	312,604
General and administrative expenses:
Third parties	31,442	30,213	13,033
Related party	44,988	37,702	32,183

Total general and administrative expenses	76,430	67,915	45,216
Depreciation and amortization expense	135,709	114,293	100,266

Total costs and expenses	4,518,697	1,282,415	924,362

Operating income	310,073	192,599	212,899
Equity earnings from joint ventures	8,030	6,833	5,882
Interest expense, net	(90,818)	(76,516)	(66,266)
Other income, net	37,739	38,830	3,252

Income from continuing operations before income tax expense	265,024	161,746	155,767
Income tax expense	11,006	11,448	5,861

Income from continuing operations	254,018	150,298	149,906

Loss from discontinued operations, net of income tax	-	-	(376)

Net income	254,018	150,298	149,530
Less net income applicable to general partner	(29,350)	(21,063)	(16,910)

Net income applicable to limited partners	$224,668	$129,235	$132,620

Income (loss) per unit applicable to limited partners:
Continuing operations	$4.22	$2.74	$2.84
Discontinued operations	-	-	(0.01)

Net income	$4.22	$2.74	$2.83

Weighted average number of basic units outstanding	53,182,741	47,158,790	46,809,749

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$254,018	$150,298	$149,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	135,709	114,293	100,266
Amortization of debt related items	(6,447)	(5,516)	(5,210)
Gain on sale or disposition of assets	(26,456)	(8,356)	(388)
Provision (benefit) for deferred income taxes	37	276	(74)
Equity earnings from joint ventures	(8,030)	(6,833)	(5,969)
Distributions of equity earnings from joint ventures	2,835	544	5,155
Changes in current assets and current liabilities (Note 22)	133,017	(21,326)	10,695
Other, net	498	(708)	(3,194)

Net cash provided by operating activities	485,181	222,672	250,811

Cash Flows from Investing Activities:
Reliability capital expenditures	(55,669)	(40,333)	(33,952)
Strategic and other capital expenditures	(146,474)	(210,918)	(90,070)
East Coast Asphalt Operations acquisition	(803,184)	-	-
Other acquisitions	(7,027)	-	(154,474)
Investment in other long-term assets	-	(62)	(10,820)
Proceeds from sale or disposition of assets	50,813	12,667	71,396
Proceeds from insurance settlement	5,000	250	3,661
Other, net	24	-	1,025

Net cash used in investing activities	(956,517)	(238,396)	(213,234)

Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	2,108,775	1,170,302	269,026
Proceeds from short-term debt borrowings	746,800	75,000	-
Proceeds from senior note offering, net of issuance costs	346,224	-	-
Long-term debt repayments	(2,025,784)	(1,077,975)	(83,510)
Short-term debt repayments	(736,037)	(82,353)	-
Proceeds from issuance of common units, net of issuance costs	236,215	143,083	-
Contributions from general partner	5,025	3,035	575
Distributions to unitholders and general partner	(241,940)	(197,333)	(183,290)
Increase (decrease) in cash book overdrafts	945	3,676	(6,305)
Other, net	(160)	(375)	(395)

Net cash provided by (used in) financing activities	440,063	37,060	(3,899)

Effect of foreign exchange rate changes on cash	(13,190)	(336)	(894)

Net (decrease) increase in cash and cash equivalents	(44,463)	21,000	32,784
Cash and cash equivalents as of the beginning of year	89,838	68,838	36,054

Cash and cash equivalents as of the end of year	$45,375	$89,838	$68,838

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

(Thousands of Dollars, Except Unit Data)

					General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity
	Limited Partners
	Common		Subordinated
	Units	Amount	Units	Amount
Balance as of January 1, 2006	37,210,427	$1,749,007	9,599,322	$114,127	$38,913	$(1,268)	$1,900,779

Net income	-	123,180	-	9,440	16,910	-	149,530
Other comprehensive income – foreign currency translation	-	-	-	-	-	8,087	8,087

Total comprehensive income	-	123,180	-	9,440	16,910	8,087	157,617

Cash distributions to partners	-	(149,004)	-	(16,703)	(17,583)	-	(183,290)
General partner contribution	-	-	-	-	575	-	575
Conversion of subordinated units to common units on May 8, 2006	9,599,322	106,864	(9,599,322)	(106,864)	-	-	-

Balance as of December 31, 2006	46,809,749	1,830,047	-	-	38,815	6,819	1,875,681

Net income	-	129,235	-	-	21,063	-	150,298
Other comprehensive income – foreign currency translation	-	-	-	-	-	20,068	20,068

Total comprehensive income	-	129,235	-	-	21,063	20,068	170,366

Cash distributions to partners	-	(176,239)	-	-	(21,094)	-	(197,333)
Issuance of common units in November 2007 and related contribution from general partner	2,600,000	143,083	-	-	3,035	-	146,118

Balance as of December 31, 2007	49,409,749	1,926,126	-	-	41,819	26,887	1,994,832

Net income	-	224,668	-	-	29,350	-	254,018
Other comprehensive loss – foreign currency translation	-	-	-	-	-	(41,153)	(41,153)

Total comprehensive income	-	224,668	-	-	29,350	(41,153)	212,865

Cash distributions to partners	-	(213,547)	-	-	(28,393)	-	(241,940)
Issuance of common units in April 2008 and related contribution from general partner	5,050,800	236,215	-	-	5,025	-	241,240

Balance as of December 31, 2008	$54,460,549	$2,173,462	-	$-	$47,801	$(14,266)	$2,206,997

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

1. ORGANIZATION AND OPERATIONS

Organization

NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia and asphalt and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy L.P.,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) wholly owns our general partner, Riverwalk Logistics, L.P., and owns a 20.5% total interest in us.

Operations

We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP) We have three business segments: storage, transportation and asphalt and fuels marketing.

Storage.    We own refined product terminals in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom providing approximately 61.2 million barrels of storage capacity and one crude oil storage facility providing approximately 4.8 million barrels of storage capacity. Our terminals in the United States provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including one that provides storage services for crude oil and other feedstocks. We also own 60 crude oil and intermediate feedstock storage tanks and related assets that store and deliver crude oil and intermediate feedstocks to Valero Energy Corporation’s (Valero Energy) refineries in California and Texas providing 12.5 million barrels of storage capacity.

Transportation.    We own common carrier refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 5,679 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. The East and North Pipelines also include 21 terminals providing storage capacity of 4.6 million barrels, and the East Pipeline includes two tank farms providing storage capacity of 1.2 million barrels. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. We also own 812 miles of crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois, as well as associated crude oil storage facilities providing storage capacity of 1.9 million barrels in Texas and Oklahoma that are located along the crude oil pipelines. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in our ammonia pipeline.

Asphalt and Fuels Marketing.    Our asphalt and fuels marketing segment includes our asphalt refining operations and our fuels marketing operations. We refine crude oil to produce asphalt and certain other refined products from our asphalt operations. Our asphalt operations include two asphalt refineries with a combined throughput capacity of 104,000 barrels per day and related terminal facilities. Additionally, we purchase gasoline and other refined petroleum products for resale.

The activities of the asphalt and fuels marketing segment expose us to the risk of fluctuations in commodity prices, which directly impact the results of operations for the asphalt and fuels marketing segment. We enter into derivative contracts to mitigate the effect of commodity price fluctuations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements represent the consolidated operations of the Partnership and our subsidiaries. Inter-partnership balances and transactions have been eliminated in consolidation. The operations of certain pipelines and terminals in which we own an undivided interest, are proportionately consolidated in the accompanying consolidated financial statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Inventories

Inventories consist of crude oil and refined petroleum products. All inventories are valued at the lower of cost or market and cost is determined using the weighted-average cost method.

Property, Plant and Equipment

We record additions to property, plant and equipment, including reliability and strategic capital expenditures, at cost.

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

Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated useful lives of the related assets. Gains or losses on sales or other dispositions of property are recorded in income and are reported in “Other income, net” in the consolidated statements of income. When property or equipment is retired or otherwise disposed of, the difference between the carrying value and the net proceeds is recognized in the year retired.

Goodwill and Intangible Assets

Goodwill represents the excess of cost of an acquired entity over the fair value of assets acquired less liabilities assumed. Goodwill acquired in a business combination is not amortized and is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. We use October 1 of each year as our annual valuation date for the impairment test. Based on the results of the impairment tests performed as of October 1, 2008, 2007 and 2006, no impairment had occurred.

Intangible assets are assets that lack physical substance (excluding financial assets). Intangible assets with finite useful lives are amortized on a straight-line basis over three to 47 years.

Investment in Joint Ventures

We account for our investments in joint ventures in Skelly-Belvieu Pipeline Company, LLC and ST Linden Terminals, LLC using the equity method of accounting.

Other Long-Term Assets

“Other long-term assets, net” primarily include the following:

•	asphalt tank heel inventory and linefill on our ammonia pipeline;
•	the fair value of our interest rate swap agreements;
•	deferred costs incurred in connection with acquiring a customer contract, which is amortized over the life of the contract;
•	deferred financing costs amortized over the life of the related debt obligation using the effective interest method;

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•

deferred dry-docking costs incurred in connection with major maintenance activities on our marine vessels, which are amortized over the period of time estimated to lapse until the next dry-docking occurs;

•	deferred refinery shutdown costs in connection with annual major maintenance on our asphalt production units, which are amortized based on units of production over the following year; and
•	the remaining funds held in trust related to the issuance of Gulf Opportunity Zone Revenue Bonds associated with our terminal in St. James, Louisiana.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment and investment in joint ventures, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset. If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated net cash flows. We believe that the carrying amounts of our long-lived assets as of December 31, 2008 are recoverable.

Taxes Other than Income Taxes

Taxes other than income taxes include liabilities for ad valorem taxes, franchise taxes, sales and use taxes, excise fees and taxes and value added taxes.

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

We recognize a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. We had no unrecognized tax benefits as of December 31, 2008 or December 31, 2007.

NuStar Energy or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. For U.S. federal and state purposes, tax years subject to examination are 2004 through 2008 and for our major non-U.S. jurisdictions, tax years subject to examination are 2002 through 2008, both according to standard statue of limitations.

Asset Retirement Obligations

We record a liability for asset retirement obligations, at the fair value of the estimated costs to retire a tangible long-lived asset at the time we incur that liability, which is generally when the asset is purchased, constructed or leased, when we have a legal obligation to incur costs to retire the asset and when a reasonable estimate of the fair value of the obligation can be made. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the fair value.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We also have legal obligations in the form of leases and right-of-way agreements, which require us to remove certain of our assets upon termination of the agreement. However, these lease or right-of-way agreements generally contain automatic renewal provisions that extend our rights indefinitely or we have other legal means available to extend our rights. We have recorded a liability of approximately $0.6 million and $0.8 million as of December 31, 2008 and 2007, respectively, which is included in “Other long-term liabilities” in the consolidated balance sheets, for conditional asset retirement obligations related to the retirement of terminal assets with lease and right-of-way agreements.

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

Product Imbalances

Product imbalances occur within the East Pipeline system as a result of variances in meter readings as product is measured into and out of the pipeline system and volume fluctuations within the pipeline system due to pressure and temperature changes. We value assets and liabilities related to product imbalances by petroleum product at adjusted market prices as of the reporting date. Product imbalance liabilities are included in “Accrued liabilities” and product imbalance assets are included in “Other current assets” in the consolidated balance sheets. In the fourth quarter of 2008, we adjusted the product imbalance asset, the net impact of which increased operating income by $4.0 million.

Revenue Recognition

Revenues for the storage segment include fees for tank storage agreements, whereby a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage lease revenues), and throughput agreements, whereby a customer pays a fee per barrel for volumes moving through our terminals and tanks (throughput revenues). Our terminals also provide blending, handling and filtering services. Our facilities at Point Tupper and St. Eustatius also charge fees to provide ancillary services such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services. Storage lease revenues are recognized when services are provided to the customer. Throughput revenues are recognized as refined products are received in or delivered out of our terminal and as crude oil and certain other refinery feedstocks are received by the related refinery. Revenues for ancillary services are recognized as those services are provided.

Revenues for the transportation segment are derived from interstate and intrastate pipeline transportation of refined product, crude oil and anhydrous ammonia. Transportation revenues (based on pipeline tariffs) are recognized as the refined product, crude oil or anhydrous ammonia is delivered out of the pipelines.

Revenues from the sale of asphalt and other refined petroleum products, which are included in our asphalt and fuels marketing segment, are recognized when product is delivered to the customer and title and risk pass to the customer. Additionally, the revenues of our asphalt and fuels marketing segment include the mark-to-market impact of certain derivative instruments that are part of our limited trading program.

We collect taxes on certain revenue transactions to be remitted to governmental authorities, which may include sales, use, value added and some excise taxes. These taxes are not included in revenue.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Allocation

Our net income for each quarterly reporting period is first allocated to the general partner in an amount equal to the general partner’s incentive distribution calculated based upon the declared distribution for the respective reporting period. We allocate the remaining net income among the limited and general partners in accordance with their respective 98% and 2% interests.

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

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting partners’ equity that are excluded from net income, such as foreign currency translation adjustments.

Derivative Financial Instruments

We are a party to certain interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. We account for the interest rate swaps as fair value hedges and recognize the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. The interest rate swap contracts qualify for the shortcut method of accounting prescribed by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (Statement No. 133). As a result, changes in the fair value of the derivatives completely offset the changes in the fair value of the underlying hedged debt.

We are exposed to commodity price risk with respect to our product inventories and related firm commitments to purchase and/or sell such inventories. We utilize futures contracts and swaps traded on the NYMEX to manage our exposure to changes in the fair value of certain of our product inventories and related firm commitments.

Derivative instruments designated and qualifying as fair value hedges under Statement No. 133 (Fair Value Hedges) are recorded in the consolidated balance sheets as assets or liabilities at fair value, with related mark-to-market adjustments recorded in “Cost of product sales.” The offsetting gain or loss on the associated hedged physical inventory or firm commitment, together with the resulting hedge ineffectiveness, is recognized concurrently in “Cost of product sales.” We record derivative instruments that do not qualify for hedge accounting under Statement No. 133 (Economic Hedges) in the consolidated balance sheets as assets or liabilities at fair value with mark-to-market adjustments recorded in “Cost of product sales.” Fair value is based on quoted market prices.

From time to time, we also enter into derivative commodity instruments based on our analysis of market conditions in order to attempt to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges. We record these derivatives in the consolidated balance sheets as assets or liabilities at fair value with mark-to-market adjustments recorded in “Product sales.”

Operating Leases

We recognize rent expense on a straight-line basis over the lease term, including the impact of both scheduled rent increases and free or reduced rents (commonly referred to as “rent holidays”).

Unit-based Compensation

NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, has adopted various long-term incentive plans, which provide the Compensation Committee of the Board of Directors of NuStar GP, LLC with the right to grant employees and directors of NuStar GP, LLC providing services to NuStar Energy the right to receive NS common units. NuStar GP, LLC accounts for awards of NS unit options and restricted units at fair value in accordance with Emerging Issues Task Force Issue No. 02-08, “Accounting for Options Granted to Employee in Unrestricted, Publicly Traded Shares of an Unrelated Entity” (EITF 02-08). EITF 02-08 requires a company that grants its employees equity of an entity

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

other than the employer to account for such awards as a derivative, whereby a liability for the award is recorded at inception. Subsequent changes in the fair value of the award are included in the determination of net income. NuStar GP, LLC determines the fair value of NS unit options using the Black-Scholes model at each reporting date. NuStar GP, LLC determines the fair value of NS restricted units using the market price of NS common units at each reporting date. NuStar GP, LLC records compensation expense each reporting period such that the cumulative compensation expense recorded equals the current fair value of the percentage of the award that has vested. NuStar GP, LLC records compensation expense related to NS unit options until such options are exercised, and compensation expense related to NS restricted units until the date of vesting.

NuStar GP Holdings has adopted a long-term incentive plan that provides the Compensation Committee of the Board of Directors of NuStar GP Holdings with the right to grant employees, consultants and directors of NuStar GP Holdings and its affiliates, including NuStar GP, LLC, rights to receive NuStar GP Holdings common units. NuStar GP Holdings accounts for awards of NSH restricted units and unit options granted to its directors or employees of NuStar GP, LLC at fair value in accordance with FASB Statement No. 123 (revised 2004), “Share-Based Payment” (Statement No. 123R). The fair value of NSH unit options is determined using the Black-Scholes model at the grant date, and the fair value of the NSH restricted unit equals the market price of NSH common units at the grant date. NuStar GP Holdings recognizes compensation expense for NSH restricted units and unit options ratably over the vesting period based on the fair value of the units at the grant date.

We reimburse our general partner for the expense resulting from NS and NSH awards to employees and directors of NuStar GP, LLC. We include such compensation expense in “General and administrative expenses” on the consolidated statements of income. We do not reimburse our general partner for the expense resulting from NSH awards to non-employee directors of NuStar GP Holdings.

Under these long-term incentive plans, certain awards provide that employees vest in the award when they retire or will continue to vest in the award after retirement over the nominal vesting period established in the award. Through 2005, we accounted for such awards by recognizing compensation expense over the nominal vesting period. By analogy to the transition rules of Statement No. 123R and the Securities and Exchange Commission’s (SEC) amended Rule 4-01(a) of Regulation S-X, we changed our method of recognizing compensation expense to the non-substantive vesting period approach for any awards granted after January 1, 2006. Under the non-substantive vesting period approach, compensation expense is recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the nominal vesting period.

Margin Deposits

Margin deposits relate to our exchange-traded derivative contracts and generally vary based on changes in the value of the contracts. Margin deposits are included in “Other current assets” in the consolidated balance sheets.

New Accounting Pronouncements

FASB Statement No. 141R.  In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (Revised 2007), “Business Combinations” (Statement No. 141R). Statement No. 141R will significantly change the accounting for business combinations. Under Statement No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, subject to limited exceptions. Statement No. 141R will change the accounting treatment for certain specific items, such as acquisition costs, acquired contingent liabilities, restructuring costs, changes in deferred tax asset valuation allowances and other items. Statement No. 141R also includes a substantial number of new disclosure requirements. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted Statement No. 141R effective January 1, 2009.

FASB Statement No. 161.  In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (Statement No. 161). Statement No. 161 amends and expands the disclosure requirements under Statement No. 133. Statement No. 161 requires enhanced disclosures on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their impact on an entity’s financial performance, financial position and cash flows. Statement No. 161 is effective January 1, 2009. Retrospective application for previous periods is encouraged but not required. We adopted Statement No. 161 effective January 1, 2009 and do not expect it to have a material impact on our disclosures.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

EITF 07-4.  In March 2008, the FASB ratified its consensus on EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (EITF No. 07-4). EITF No. 07-4 applies to master limited partnerships with incentive distribution rights (IDRs) that are accounted for as equity interests. EITF 07-4 states that IDRs are participating securities under Statement No. 128 and should be allocated earnings in the calculation of earnings per share. This allocation of earnings would be limited to the amounts distributable to the IDR holders in accordance with the partnership agreement. Retrospective application for comparative periods presented is required. We adopted EITF No. 07-4 effective January 1, 2009 and do not expect it to materially affect our computation of earnings per unit.

FASB Staff Position FAS 142-3.  In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 improves the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under Statement No. 141R. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted FSP FAS 142-3 effective January 1, 2009 and do not expect it to materially affect our financial position or results of operations.

FASB Staff Position FAS 157-3.  In October 2008, the FASB issued Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of Statement No. 157 in cases where a market is not active. FSP FAS 157-3 was effective upon issuance and did not materially affect our financial position or results of operations.

Reclassifications

Certain previously reported amounts in the 2007 and 2006 consolidated financial statements have been reclassified to conform to the 2008 presentation.

3. ACQUISITIONS

CITGO Asphalt Refining Company Asphalt Operations and Assets

On March 20, 2008, we acquired CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations) for approximately $838.5 million. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals. The facilities located in Paulsboro, New Jersey, Savannah, Georgia and Wilmington, North Carolina have storage capacities of 3.5 million barrels, 1.2 million barrels, and 0.2 million barrels, respectively.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquisition of the East Coast Asphalt Operations was accounted for using the purchase method. The purchase price has been preliminarily allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition pending completion of an independent appraisal and other evaluations. In the fourth quarter, we adjusted our preliminary purchase price allocation. The adjusted purchase price and preliminary purchase price allocation were as follows (in thousands):

Cash paid for the East Coast Asphalt Operations	$801,686
Transaction costs	1,498

Total cash paid	803,184
Fair value of liabilities assumed	35,307

Purchase price	$838,491

Inventories	$327,312
Other current assets	1,439
Property, plant and equipment	450,310
Goodwill	20,201
Intangible assets	11,510
Other long-term assets	27,719

Purchase price allocation	$838,491

The consolidated statements of income include the results of operations for the East Coast Asphalt Operations commencing on March 20, 2008. The unaudited pro forma financial information presented below combines the historical financial information for the East Coast Asphalt Operations and the Partnership for those periods. This information assumes that we:

•	completed the acquisition of the East Coast Asphalt Operations on January 1, 2007;
•	issued approximately 7.7 million common units for net proceeds of $379.3 million;
•	received a contribution from our general partner of approximately $8.0 million to maintain its 2% interest;
•	issued $350.0 million of 7.65% senior notes; and
•	borrowed approximately $69.0 million under our revolving credit agreement.

The following unaudited pro forma information is not necessarily indicative of the results of future operations:

	Year Ended December 31,
	2008	2007
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$5,008,623	$3,395,379
Operating income	318,626	241,181
Net income	254,539	168,028

Net income per unit applicable to limited partners	$4.13	$2.64

St. James Crude Facility

On December 1, 2006, we acquired a crude oil storage and blending facility in St. James, Louisiana from Koch Supply and Trading, L.P. for approximately $141.7 million (the St. James Acquisition). The acquisition included 17 crude oil tanks with a total capacity of approximately 3.3 million barrels. Additionally, the facility has three docks with barge and ship access. The facility is located on the west bank of the Mississippi River approximately 60 miles west of New Orleans. We funded the acquisition with borrowings under our existing revolving credit agreement. The financial statements include the results of operations in the storage segment commencing on December 1, 2006.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The St. James Acquisition was accounted for using the purchase method. The purchase price and purchase price allocation were as follows (in thousands):

Cash paid for St. James Terminal	$140,900
Transaction costs	759

Total	$141,659

Current assets	$53
Property and equipment	126,258
Goodwill	13,898
Intangible assets	1,450

Total	$141,659

Since the effect of the St. James Acquisition was not significant, we have not presented pro forma financial information for the year ended December 31, 2006 that gives effect to the St. James Acquisition as of January 1, 2006.

Capwood Pipeline

Effective January 1, 2006, we purchased a 23.77% interest in Capwood pipeline from Valero Energy for $12.8 million, which was paid from borrowings under our existing revolving credit agreement. The Capwood pipeline is a 57-mile crude oil pipeline that extends from Patoka, Illinois to Wood River, Illinois. Plains All-American Pipeline L.P., the operator of the Capwood pipeline, owns the remaining 76.23% interest. Our financial statements include the results of operations of our interest in the Capwood pipeline in the transportation segment commencing on January 1, 2006.

4. DISPOSITIONS

Sale of Investment in Skelly-Belvieu

On December 1, 2008, we agreed to dispose of our interest in the Skelly-Belvieu Pipeline Company, LLC (Skelly-Belvieu), which owns a liquefied petroleum gas pipeline in Texas, to Enterprise Products Operating LLC. See Note 10. Investment in Joint Ventures below for further discussion on our investments in joint ventures, including Skelly-Belvieu.

Sale of Australia and New Zealand Subsidiaries

On March 30, 2006, we sold our Australia and New Zealand subsidiaries to ANZ Terminals Pty. Ltd., for total proceeds of $70.1 million. This transaction included the sale of eight terminals with an aggregate storage capacity of approximately 1.1 million barrels. The results of operations for the Australia and New Zealand Subsidiaries for 2006 have been included in income from discontinued operations. Revenues and pre-tax income related to the Australia and New Zealand Subsidiaries, included in income from discontinued operations, were $5.0 million and $0.6 million, respectively, for the year ended December 31, 2006. Additionally, the income from discontinued operations includes interest expense of approximately $0.8 million allocated to the Australia and New Zealand Subsidiaries for the year ended December 31, 2006, which was based upon the expected proceeds and the interest rate applicable to our debt.

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The changes in the allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
	2008	2007
	(Thousands of Dollars)
Balance as of beginning of year	$ 365	$ 1,220
Increase (decrease) in allowance	973	(544)
Accounts charged against the allowance, net of recoveries	(119)	(324)
Foreign currency translation	(45)	13

Balance as of end of year	$ 1,174	$ 365

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. INVENTORIES

Inventories consisted of the following:

	December 31,
	2008	2007
	(Thousands of Dollars)
Crude oil	$14,912	$-
Finished products	205,662	88,532

Total	$220,574	$88,532

We purchase crude oil for the production of asphalt and other refined products. Our “Finished products” consist of asphalt, intermediates, gasoline, distillates and other petroleum products. We purchase gasoline, distillates and other petroleum products for resale.

7. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	December 31,
	2008	2007
	(Thousands of Dollars)
Prepaid expenses	$ 13,882	$ 7,506
Product imbalances	11,502	13,597
Supplies inventory	9,402	7,645
Derivatives, net	3,610	8,601
Other	3,925	275

Other current assets	$ 42,321	$ 37,624

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following:

	Estimated Useful Lives
		December 31,
		2008	2007
	(Years)	(Thousands of Dollars)
Land	-	$114,323	$108,216
Land and leasehold improvements	10 - 35	91,843	75,013
Buildings	15 - 40	46,663	39,789
Pipelines, storage and terminals	20 - 35	2,688,198	2,435,381
Refining equipment	20 - 35	412,549	-
Rights-of-way	20 - 40	102,336	102,217
Construction in progress	-	51,661	183,500

Total		3,507,573	2,944,116
Less accumulated depreciation and amortization		(565,749)	(452,030)

Property, plant and equipment, net		$2,941,824	$2,492,086

Capitalized interest costs included in property, plant and equipment were $5.1 million, $6.0 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Depreciation and amortization expense for property, plant and equipment was $125.3 million, $102.8 million and $92.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2008		December 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(Thousands of Dollars)
Intangible assets subject to amortization:
Customer relationships	$70,410	$(21,476)	$58,900	$(14,690)
Non-compete agreements	1,515	(1,464)	1,765	(1,407)
Terminalling agreement	1,000	(667)	1,000	(333)
Other	2,809	(423)	2,809	(282)

Total	$75,734	$(24,030)	$64,474	$(16,712)

All of our intangible assets are subject to amortization. Amortization expense for intangible assets was $7.6 million, $7.2 million and $6.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated aggregate amortization expense for the next five years is as follows:

Amortization Expense
(Thousands of Dollars)
2009	$ 7,567
2010	7,183
2011	7,183
2012	7,093
2013	7,093

10. INVESTMENT IN JOINT VENTURES

The following table presents summarized combined unaudited financial information related to our joint ventures as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008 (a)	2007
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$5,098	$10,387
Property, plant and equipment, net	48,068	81,645

Total assets	$53,166	$92,032

Current liabilities	$3,997	$6,328
Members’ equity	49,169	85,704

Total liabilities and members’ equity	$53,166	$92,032

	Year Ended December 31,
	2008(a)	2007	2006
	(Thousands of Dollars)
Statement of Income Information:
Revenues	$35,904	$31,502	$28,858
Net income	15,635	13,528	12,355
Our share of net income (b)	8,030	6,833	5,969
Our share of distributions	2,835	544	5,268

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(a)	The balance sheet information above does not include Skelly-Belvieu, and the statement of income information includes Skelly-Belvieu through November 30, 2008.
(b)

Our share of net income shown in the table includes $0.1 million of income that is included in income from discontinued operations in the consolidated statement of income for the year ended December 31, 2006.

ST Linden Terminals, LLC

Formed in 1998, the 44-acre facility provides us with deep-water terminalling capabilities at New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. As part of our acquisition of Kaneb Services LLC (KSL) and Kaneb Pipe Line Partners, L.P. (KPP, and, together with KSL, Kaneb) on July 1, 2005 (the Kaneb Acquisition), we acquired an investment in ST Linden Terminals, LLC (Linden). Linden is owned 50% by the Partnership and 50% by NIC Holding Corp. As part of the final allocation in 2006 of the purchase price of Kaneb, we recorded our investment in Linden at fair value. As a result, the carrying value of our investment in Linden exceeds our 50% share of its members’ equity. This excess totaled $44.2 million and $44.5 million as of December 31, 2008 and 2007, respectively, of which $8.0 million is being amortized into expense over the average life of the assets held by Linden, or 25 years. The remaining balance not amortized represents goodwill of Linden.

Skelly-Belvieu Pipeline Company

Formed in 1993, the Skelly-Belvieu Pipeline owns a liquefied petroleum gas pipeline that begins in Skellytown, Texas and extends to Mont Belvieu, Texas near Houston. On December 1, 2008, we agreed to dispose of our interest in Skelly-Belvieu. We received proceeds of $36.0 million and recognized a gain of $18.9 million in “Other income, net” in the consolidated statements of income.

11. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2008	2007
	(Thousands of Dollars)
Employee wages and benefit costs	$ 16,198	$ 17,633
Unearned income	2,125	2,401
Environmental costs	3,994	5,435
Product imbalances	2,193	10,513
Deferred insurance proceeds	2,674	-
Other	10,270	11,207

Accrued liabilities	$ 37,454	$ 47,189

12. NOTES PAYABLE

Term Loan Agreement

In March 2008, we closed on a $124.0 million term loan agreement (the Term Loan Agreement), all of which was used to fund a portion of our acquisition of the East Coast Asphalt Operations. The $124.0 million balance on the Term Loan Agreement was paid in full in April 2008 with the proceeds from our equity offering.

Lines of Credit

During the year ended December 31, 2008, we had three short-term lines of credit with an uncommitted borrowing capacity of up to $65.0 million. We borrowed $622.8 million and repaid $602.8 million during the year ended December 31, 2008 under these uncommitted, short-term lines of credit based on current working capital needs. The interest rates and maturities on these uncommitted, short-term lines of credit vary and are determined at the time of the borrowing. The interest rates for these lines fluctuate with the Federal Funds rate.

As of December 31, 2008, we had one short-term line of credit with an uncommitted borrowing capacity of up to $20.0 million. Outstanding borrowings on this line of credit totaled $20.0 million as of December 31, 2008 at an interest rate of 2.1%. The weighted-average interest rate related to outstanding borrowings under this short-term line of credit during the year ended December 31, 2008 was 2.7%.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2008	2007
	(Thousands of Dollars)
$1.2 billion revolving credit agreement	$555,294	$527,976
7.65% senior notes due 2018, net of unamortized discount of ($661) in 2008	349,339	-
6.05% senior notes due 2013, net of unamortized discount of ($273) in 2008 and ($337) in 2007 and a fair value adjustment of $10,433 in 2008 and $1,646 in 2007	240,092	231,241
6.875% senior notes due 2012, net of unamortized discount of ($111) in 2008 and ($143) in 2007 and a fair value adjustment of $4,851 in 2008 and $586 in 2007	104,740	100,444
7.75% senior notes due 2012, including a fair value adjustment of $22,522 in 2008 and $28,225 in 2007	272,522	278,225
5.875% senior notes due 2013, including a fair value adjustment of $8,982 in 2008 and $10,668 in 2007	258,982	260,668
UK term loan	30,748	41,628
Gulf Opportunity Zone revenue bonds	56,200	-
Port Authority of Corpus Christi note payable	4,811	6,107

Total debt	1,872,728	1,446,289
Less current portion	(713)	(663)

Long-term debt, less current portion	$1,872,015	$1,445,626

The long-term debt repayments are due as follows (in thousands):

2009	$713
2010	770
2011	832
2012	936,941
2013	480,902
Thereafter	406,827

Total repayments	1,826,985
Net fair value adjustment and unamortized discount	45,743

Total debt	$1,872,728

Interest payments totaled $103.9 million, $89.5 million and $75.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NuStar Logistics’ 7.65%, 6.05% and 6.875% Senior Notes

On April 4, 2008, NuStar Logistics issued $350.0 million of 7.65% senior notes under our $3.0 billion shelf registration statement for net proceeds of $346.2 million. The net proceeds were used to repay a portion of the outstanding principal balance under our revolving credit agreement described below. The interest on the 7.65% senior notes is payable semi-annually in arrears on April 15 and October 15 of each year beginning on October 15, 2008. The notes will mature on April 15, 2018. The interest rate payable on the notes is subject to adjustment if our debt rating is downgraded (or subsequently upgraded) by certain credit rating agencies.

The $229.9 million of 6.05% senior notes mature in 2013, with interest payable semi-annually in arrears on March 15 and September 15 of each year.

The $100.0 million of 6.875% senior notes mature in 2012, with interest payable semi-annually in arrears on January 15 and July 15 of each year.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The 7.65%, 6.05% and the 6.875% senior notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness of NuStar Logistics and contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit NuStar Logistics’ ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions.

At the option of NuStar Logistics, the 6.05% and the 6.875% senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. Those notes also include a change-in-control provision, which requires that (1) an investment-grade entity own, directly or indirectly, 51% of our general partner interests; and (2) we (or an investment-grade entity) own, directly or indirectly, all of the general partner and limited partner interests in NuStar Logistics.

Valero Energy’s December 22, 2006 sale of its remaining interests in NuStar GP Holdings, which does not have an investment grade rating, triggered the change-in-control provision, and NuStar Logistics offered to purchase the senior notes at a price equal to 100% of their outstanding principal balance plus accrued interest through the date of purchase. This offer expired on January 23, 2007, with approximately $20.1 million of the 6.05% senior notes tendered to us for repurchase. We retired the senior notes that were tendered with borrowings under our then-active $600 million revolving credit agreement on February 1, 2007. The retirement of those senior notes did not significantly affect either our financial position or results of operations.

NuPOP’s 7.75% and 5.875% Senior Notes

As a result of the Kaneb Acquisition, we assumed the outstanding senior notes issued by NuPOP, having an aggregate face value of $500.0 million, and an aggregate fair value of $555.0 million. We use the effective interest method to amortize the difference between the fair value and the face value of the senior notes as a reduction of interest expense over the remaining lives of the senior notes.

The senior notes were issued in two series, the first of which bears interest at 7.75% annually (due semi-annually on February 15 and August 15) and matures February 15, 2012. The second series bears interest at 5.875% annually (due on June 1 and December 1) and matures June 1, 2013.

The 7.75% and 5.875% senior notes do not contain sinking fund requirements. These notes contain restrictions on our ability to incur indebtedness secured by liens, to engage in certain sale-leaseback transactions, to engage in certain transactions with affiliates, as defined, and to utilize proceeds from the disposition of certain assets. At the option of NuPOP, the 7.75% and 5.875% senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date.

The senior notes issued by NuStar Logistics are fully and unconditionally guaranteed by NuStar Energy. In connection with the Kaneb Acquisition, NuStar Energy fully and unconditionally guaranteed the outstanding senior notes issued by NuPOP. Additionally, effective July 1, 2005, both NuStar Logistics and NuPOP fully and unconditionally guaranteed the outstanding senior notes of the other. NuPOP will be released from its guarantee of senior notes issued by NuStar Logistics when it no longer guarantees any obligations of NuStar Energy, or any of its subsidiaries, including NuStar Logistics, under any bank facility or public debt instrument.

2007 Revolving Credit Agreement

On December 10, 2007, NuStar Logistics replaced the existing $600 million revolving credit agreement with the $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement), which includes a Euro sub-limit of $250 million. Obligations under the 2007 Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. NuPOP will be released from its guarantee of the 2007 Revolving Credit Agreement when it no longer guarantees NuStar Logistics’ public debt instruments.

The 2007 Revolving Credit Agreement bears interest, at our option, based on either an alternative base rate or a LIBOR based rate, which was 1.9% as of December 31, 2008. The weighted-average interest rate related to borrowings under the 2007 Revolving Credit Agreement during the year ended December 31, 2008 was 3.7%.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The 2007 Revolving Credit Agreement is diversified with 24 participating banks. However, the participating banks include Lehman Brothers Bank, FSB (LB Bank), a subsidiary of Lehman Brothers Holdings Inc. (Lehman), which filed for bankruptcy protection in October 2008. LB Bank’s participation in the 2007 Revolving Credit Agreement totaled $42.5 million, of which we had $17.0 million outstanding as of December 31, 2008. As a result of Lehman’s bankruptcy filing in October 2008, LB Bank has elected not to fund its pro rata share of any future borrowings we request, which reduces the total commitment under the 2007 Revolving Credit Agreement to approximately $1.2 billion. Excluding LB Bank’s participation, we had $610.7 million available for borrowing under the 2007 Revolving Credit Agreement as of December 31, 2008. If other lenders under the 2007 Revolving Credit Agreement file for bankruptcy or experience severe financial hardship due to recent disruptions and steep declines in the global financial markets and generally severely tightening credit supply, they may not honor their pro rata share of our borrowing requests.

The 2007 Revolving Credit Agreement includes restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exist or would result from the distribution. The 2007 Revolving Credit Agreement also requires us to maintain, as of the end of each rolling period, consisting of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2007 Revolving Credit Agreement) not to exceed 5.00-to-1.00; provided, that if at any time NuStar Energy or any of its restricted subsidiaries consummates an acquisition for an aggregate net consideration of at least $100 million, then for two rolling periods, the last day of which immediately follows the day on which such acquisition is consummated, the consolidated debt coverage ratio must not exceed 5.50-to-1.00. Management believes that we are in compliance with all ratios and covenants of the 2007 Revolving Credit Agreement as of December 31, 2008.

UK Term Loan

NuPOP’s UK subsidiary, NuStar Terminals Limited, formerly Kaneb Terminals Limited, is the borrower of £21 million ($30.7 million and $41.6 million as of December 31, 2008 and 2007, respectively). This amended and restated term loan agreement (the UK Term Loan) bears interest at 6.65% annually and matures on December 11, 2012.

On December 11, 2007, the UK Term Loan was amended to be consistent with the covenants and provisions of the 2007 Revolving Credit Agreement. Management believes that we are in compliance with all ratios and covenants of the UK Term Loan as of December 31, 2008.

Gulf Opportunity Zone Revenue Bonds

On June 26, 2008, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued $56.2 million of Revenue Bonds (NuStar Logistics, L.P. Project) Series 2008 associated with the St. James terminal expansion. The bonds mature on June 1, 2038. The interest rate is based on a weekly tax-exempt bond market interest rate and is paid monthly. The average interest rate was 2.3% for the year ended December 31, 2008. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request for reimbursement of expenditures related to the St. James terminal expansion. As of December 31, 2008, we have received $52.3 million from the trustee, of which $0.6 million was used to pay bond issuance costs. As of December 31, 2008, the remaining funds in trust are included in “Other long-term assets, net,” and the $56.2 million obligation is included in “Long-term debt, less current portion” in our consolidated balance sheets.

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

Port Authority of Corpus Christi Note Payable

The proceeds from the original $12.0 million note payable due to the Port of Corpus Christi Authority of Nueces County, Texas (Port Authority of Corpus Christi) were used for the construction of a crude oil storage facility in Corpus Christi, Texas. The note payable is due in annual installments of $1.2 million through December 31, 2015 and is collateralized by the crude oil storage facility. Interest on the unpaid principal balance accrues at a rate of 8.0% per annum. The land on which the crude oil storage facility was constructed is leased from the Port Authority of Corpus Christi. The wharfage and dockage fees paid to the Port Authority of Corpus Christi in connection with the use of the crude oil storage facility have exceeded certain limits per the terms of the note, which have accelerated the repayment of the unpaid principal balance.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. HEALTH, SAFETY AND ENVIRONMENTAL MATTERS

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

We have adopted policies, practices and procedures in the areas of pollution control, pipeline integrity, operator qualifications, public relations and education, product safety, process safety, occupational health and the handling, storage, use and disposal of hazardous materials that are designed to prevent material environmental or other damage, to ensure the safety of our pipelines, our employees, the public and the environment and to limit the financial liability that could result from such events. Future governmental action and regulatory initiatives could result in changes to expected operating permits and procedures, additional remedial actions or increased capital expenditures and operating costs that cannot be assessed with certainty at this time. In addition, contamination resulting from spills of petroleum products occurs within the industry. Risks of additional costs and liabilities are inherent within the industry, and there can be no assurances that significant costs and liabilities will not be incurred in the future.

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

The balance of and changes in the accruals for environmental matters were as follows:

	Year Ended December 31,
	2008	2007
	(Thousands of Dollars)
Balance as of beginning of year	$11,124	$13,683
Additions to accrual	4,393	3,872
Payments	(4,877)	(6,474)
Foreign currency translation	(370)	43

Balance as of end of year	$10,270	$11,124

Accruals for environmental matters are included in the consolidated balance sheets as follows:

	December 31,
	2008	2007
	(Thousands of Dollars)
Accrued liabilities	$3,994	$5,435
Other long-term liabilities	6,276	5,689

Accruals for environmental matters	$10,270	$11,124

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. COMMITMENTS AND CONTINGENCIES

Contingencies

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of December 31, 2008, we have recorded $0.8 million of accruals related to settled matters and $80.7 million of accruals for contingent losses. The actual payment of any amounts accrued and the timing of such payments ultimately made is uncertain.

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

In 2000, the court entered final judgment that: (i) Grace Energy could not recover its own remediation costs of $3.5 million, (ii) Kaneb owned the Otis AFB pipeline and its related environmental liabilities and (iii) Grace Energy was awarded $1.8 million in attorney costs. Both Kaneb and Grace Energy appealed the final judgment of the trial court to the Texas Court of Appeals in Dallas. In 2001, Grace Energy filed a petition in bankruptcy, which created an automatic stay of actions against Grace Energy. In September 2008, Grace Energy filed its Joint Plan of Reorganization and Disclosure Statement. We have sought relief from the bankruptcy stay in order to pursue our appellate rights.

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to us indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against us related to this matter, and we have not made any payments toward costs incurred by the DOJ.

Eres Matter.     In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. CARCO has demanded that NuStar Asphalt and NuStar Marketing defend and indemnify it against Eres’ claims and has filed a lawsuit in the Harris County District Court, Harris County, Texas, seeking to recover on its indemnity claim. This lawsuit has been removed and is currently pending in the U.S. District Court for the Southern District of Texas. In connection with the demand for arbitration, Eres filed a complaint in the U.S. District Court for the Southern District of New York (SDNY) seeking to require the Defendants to arbitrate the dispute and seeking to attach the banking funds of CARCO and NuStar Asphalt (including cash, escrow funds, credits, debts, wire transfers, electronic funds transfers, accounts, letters of credit, freights and charter hire) within the SDNY in amounts of approximately $78.1 million pending resolution of arbitration between Eres and the Defendants. To date, no funds of NuStar Asphalt have been attached. We intend to vigorously defend against these claims.

Department of Justice Matter.     In February 2008, the DOJ advised us that the EPA has requested that the DOJ initiate a lawsuit against us for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of our pipeline terminals located in Region VII by August 30, 1994, and (b)

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

maintaining Spill Prevention, Control and Countermeasure Plans (SPCC) Plans at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. We are currently in settlement negotiations with the DOJ to resolve these matters.

EPA Investigation.     In November 2006, agents of the EPA presented a search warrant issued by a U.S. District Court at one of our terminals. Since then, we have been served with additional subpoenas. The search warrant and subpoenas all sought information regarding allegations of potential illegal conduct by us, certain of our subsidiaries and/or our employees concerning compliance with certain environmental and safety laws and regulations. We have cooperated fully with the U.S. Attorney and the EPA in producing documents in response to the subpoenas. Although the U.S. Attorney has indicated that they intend to seek criminal penalties and fines as a result of alleged violations of environmental laws at the terminal, we are currently in negotiations with the U.S. Attorney and the EPA to resolve this matter. There can be no assurances that the conclusion of the U.S. Attorney’s and the EPA’s investigation will not result in a determination that we violated applicable laws. If we are found to have violated such laws, we could be subject to fines, civil penalties and criminal penalties. A final determination that we violated applicable laws could, among other things, result in our debarment from future federal government contracts.

We are also a party to additional claims and legal proceedings arising in the ordinary course of business. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity. It is possible that if one or more of the matters described above were decided against us, the effects could be material to our results of operations in the period in which we would be required to record or adjust the related liability and could also be material to our cash flows in the periods we would be required to pay such liability.

Commitments

Future minimum rental payments applicable to all noncancellable operating leases and purchase obligations as of December 31, 2008 are as follows:

	Payments Due by Period
	2009	2010	2011	2012	2013	There- after	Total
	(Thousands of Dollars)
Operating leases	$40,151	$30,970	$27,428	$23,853	$21,008	$153,403	$296,813
Purchase obligations:
Crude oil	901,995	901,995	901,995	901,995	901,995	1,127,494	5,637,469
Other purchase obligations	64,224	20,521	16,520	1,398	962	743	104,368

Rental expense for all operating leases totaled $45.2 million, $21.0 million and $15.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our operating leases consist primarily of leases for tug and barges utilized at our St. Eustatius facility, leases related to our acquisition of the East Coast Asphalt Operations for storage capacity at third-party terminals and land leases at terminal facilities. In 2008, we entered into a ten-year lease commitment of approximately $89.0 million for tugs and barges to be utilized at our St. Eustatius facility.

Our crude oil purchase obligations result from a crude supply agreement (CSA) we entered into simultaneously with the acquisition of the East Coast Asphalt Operations. Under the CSA, we committed to purchase an annual average of 75,000 barrels per day of crude oil over a minimum seven-year period from an affiliate of Petróleos de Venezuela S. A. (PDVSA), the national oil company of Venezuela. The value of this commitment fluctuates according to a market-based pricing formula using published market indices, subject to adjustment based on the price of Mexican Maya crude. We estimated the value of the crude oil purchase obligation based on market prices as of December 31, 2008.

In recent months, the Organization of the Petroleum Exporting Countries announced its intention to reduce crude oil production in response to dramatically lower demand for refined products. As a result, we received notice in January 2009 that our scheduled deliveries of Boscan crude oil would be reduced by 600,000 barrels in February and March from

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the amounts specified in our crude supply agreement with PDVSA. To date, we have replaced the volumes lost from PDVSA with alternative grades of crude oil purchased on the spot market. We have not received notification of any further supply reductions from PDVSA.

We have other purchase obligations mainly related to the purchase of petroleum products for resale to our customers.

16. FAIR VALUE MEASUREMENTS

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

We adopted the recognition and disclosure provisions of Statement No. 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis on January 1, 2009. The adoption of these provisions has not materially affected our financial position or results of operations.

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

The following assets and liabilities are measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Inventory (FAS 133)	$(2,441)	$-	$-	$(2,441)
Other current assets:
Derivatives	8,502	-	-	8,502
Product imbalances	-	11,502	-	11,502
Other long-term assets, net:
Interest rate swaps	-	15,284	-	15,284
Accrued liabilities:
Firm commitments	706	-	-	706
Product imbalances	-	(2,193)	-	(2,193)

Total	$6,767	$24,593	$-	$31,360

Derivatives

A portion of our product inventories and related firm commitments qualify for fair value hedge treatment under Statement No. 133. The fair value of the respective hedged items is determined using quoted public spot market prices. As of December 31, 2007, the portion of our product inventory that qualified for fair value hedge treatment under Statement No. 133 was $1.6 million, and there were no related firm commitments.

Our commodity derivative instruments consist of futures contracts and swaps traded on the NYMEX. Therefore, the fair values of these contracts are based on quoted prices in active markets. We have consistently applied these valuation techniques in all periods presented. As of December 31, 2007, the fair value of our derivative instruments included in “Accrued liabilities” in our consolidated balance sheets was $4.6 million.

Interest Rate Swaps

The fair value of the interest rate swaps was determined using discounted cash flows, which uses observable inputs such as time to maturity and market interest rates. As of December 31, 2007, the aggregate fair value of our interest rate swaps included in “Other long-term assets, net” in our consolidated balance sheets was $2.2 million.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Product Imbalances

We value assets and liabilities related to product imbalances by petroleum product at adjusted market prices as of the reporting date. As of December 31, 2007, we had $13.6 million of product imbalance assets and $10.5 million of product imbalance liabilities in our consolidated balance sheets.

17. DERIVATIVES, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES

We utilize various derivative instruments to: (i) manage our exposure to commodity price risk, (ii) engage in a trading program and (iii) manage our exposure to interest rate risk. Our risk management policies and procedures are designed to monitor interest rates, NYMEX and over-the-counter positions, as well as physical volumes, grades, locations and delivery schedules to help ensure that our hedging activities address our market risks. We have a risk management committee that oversees our trading controls and procedures and certain aspects of commodity and trading risk management. Our risk management committee also approves all new commodity and trading risk management strategies in accordance with our Risk Management Policy, as approved by our board of directors.

Commodity Price Risk

We are exposed to commodity price risk with respect to our product inventories and related firm commitments to purchase and/or sell such inventories. We utilize futures contracts and swaps traded on the NYMEX to manage our exposure to changes in the fair value of certain of our product inventories and related firm commitments.

The changes in the fair value of inventories and firm commitments designated as hedged items and the resulting ineffectiveness of our fair value hedges were as follows:

	Year Ended December 31,
	2008	2007
	(Thousands of Dollars)
(Decrease) increase in the fair value of inventories and firm commitments	$(3,344)	$1,608
Ineffectiveness gain	$424	$126

No component of the associated derivative instruments’ gains or losses was excluded from our assessment of hedge ineffectiveness.

The earnings impact of our derivative activity was as follows:

	Year Ended December 31,
	2008	2007
	(Thousands of Dollars)
Commodity price risk hedging gain (loss):
Mark-to-market, net	$9,784	$(3,017)
Settled	(44,650)	(4,519)

Total	$(34,866)	$(7,536)

Trading gain (loss):
Mark-to-market, net	$(3)	$3
Settled	(1,209)	(2,332)

Total	$(1,212)	$(2,329)

For the year ended December 31, 2008, the commodity price-risk hedging loss includes $60.7 million associated with certain crude oil and intermediate product futures contracts. We entered into these contracts concurrently with our acquisition of the East Coast Asphalt Operations to limit the volatility from price fluctuations on a portion of the inventory we acquired. However, the price of crude oil increased dramatically from the date we entered into the hedges until May 2008, at which time we terminated the contracts prior to their expiration. As of December 31, 2008, we did not have any derivative contracts related to the inventories of the East Coast Asphalt Operations.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest Rate Risk

We are a party to interest rate swap agreements to manage our exposure to changes in interest rates. The interest rate swap agreements have an aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, we will receive a fixed rate (6.875% and 6.05% for the $60.0 million and $107.5 million of interest rate swap agreements, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement. As of December 31, 2008 and 2007, the weighted-average interest rate for our interest rate swaps was 3.0% and 6.1%, respectively.

The estimated fair value of our fixed-rate debt as of December 31, 2008 and 2007 was $1,157.5 million and $927.2 million, respectively, as compared to the carrying amount of $1,261.2 million and $918.3 million, respectively. These fair values were estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. Interest rates on borrowings under our variable rate debt float with market rates and thus the carrying amount approximates fair value.

Concentration of Credit Risk

We are exposed to credit risk on our hedging instruments in the event of nonperformance by counterparties. However, because our hedging activities are transacted only with highly rated institutions, we do not anticipate nonperformance by any of these counterparties.

For the year ended December 31, 2008, no single customer accounted for more than 10% of our consolidated operating revenues. For the years ended December 31, 2007 and 2006 we derived approximately 18% and 23%, respectively, of our revenues from Valero Energy and its subsidiaries, our largest customer, and no other single customer accounted for more than 10% of our consolidated operating revenues.

18. RELATED PARTY TRANSACTIONS

Our operations are managed by the general partner of our general partner, NuStar GP, LLC. The employees of NuStar GP, LLC perform services for our U.S. operations. Certain of our wholly owned subsidiaries employ persons who perform services for our international operations. We reimburse NuStar GP, LLC for all costs related to its employees, other than costs associated with NuStar GP Holdings under the services agreement described below. We had a payable of $3.4 million and a receivable of $0.8 million, as of December 31, 2008 and 2007, respectively, with both amounts representing payroll and benefit plan costs, net of payments made by us. We also had a long-term payable as of December 31, 2008 and 2007 of $6.6 million and $5.7 million, respectively, to NuStar GP, LLC related to amounts payable for retiree medical benefits and other post-employment benefits.

Prior to December 22, 2006, Valero Energy controlled our general partner. We have transactions with Valero Energy for pipeline tariff, terminalling fee and crude oil storage tank fee revenues, certain employee costs, insurance costs, administrative costs and lease expense, which were reported as related party transactions in the consolidated statements of income. Due to Valero Energy’s sale of its interest in NuStar GP Holdings on December 22, 2006, we ceased reporting transactions with Valero Energy as related party transactions subsequent to that date.

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC for the years ended December 31, 2008 and 2007 and with Valero Energy for the year ended December 31, 2006:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Revenues	$-	$-	$260,980
Operating expenses	115,291	93,211	94,587
General and administrative expenses	44,988	37,702	32,183

Agreements with NuStar GP Holdings

GP Services Agreement. In April 2008, the boards of directors of NuStar GP, LLC and NuStar GP Holdings approved (i) the termination of the administration agreement, dated July 16, 2006, between NuStar GP Holdings and NuStar GP,

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

LLC (the Administration Agreement) and (ii) the adoption of a services agreement between NuStar GP, LLC and NuStar Energy (the GP Services Agreement). All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC.

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

For 2008, the Holdco Administrative Services Expense totaled $750,000, plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense for the 2008 fiscal year and subject to certain other adjustments. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts allocated to NuStar GP Holdings related to the Administration Agreement and the GP Services Agreement were $0.9 million, $0.5 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Non-Compete Agreement.     On July 19, 2006, we entered into a non-compete agreement with NuStar GP Holdings, Riverwalk Logistics, L.P., and NuStar GP, LLC (the Non-Compete Agreement). The Non-Compete Agreement became effective on December 22, 2006 when NuStar GP Holdings ceased to be subject to the Amended and Restated Omnibus Agreement, dated March 31, 2006. Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. NuStar GP Holdings will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. With respect to any other business opportunities, neither the Partnership nor NuStar GP Holdings are prohibited from engaging in any business, even if the Partnership and NuStar GP Holdings would have a conflict of interest with respect to such other business opportunity.

Agreements with Valero Energy

We are a party to a number of operating agreements with Valero Energy, which was a related party during 2006, that govern the required services provided to and received from Valero Energy. Most of the operating agreements include adjustment provisions, which allow us to increase the handling, storage and throughput fees we charge to Valero Energy based on a consumer price index. In addition, we review our pipeline tariffs, which are adjusted annually based on an inflation index and may also be adjusted to take into consideration additional costs incurred to provide the transportation services. The following summarizes the significant terms of the individual agreements.

Services Agreement.     Prior to our separation from Valero Energy, the employees of NuStar GP, LLC were provided to us under the terms of various services agreements between us and Valero Energy. The terms of these services agreements generally provided that the costs of employees who performed services directly on our behalf, including salaries, wages and employee benefits, were charged directly to us. In addition, Valero Energy charged us a net administrative services fee, which was $1.8 million for the year ended December 31, 2006.

Although Valero Energy no longer provided employees to work directly on our behalf during 2007, they continued to provide certain services to us under the terms of a services agreement dated December 22, 2006 (the 2007 Services Agreement). Under the 2007 Services Agreement, we paid Valero Energy approximately $1.1 million for the year ended December 31, 2007 for certain administrative services and telecommunication services. On April 16, 2007, Valero Energy exercised its option to terminate the 2007 Services Agreement. In accordance with the terms of the 2007 Services Agreement, Valero Energy paid us a termination fee of $13.0 million in May 2007 and continued providing certain services over a period of time sufficient to allow us to assume those functions by the end of 2007.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Omnibus Agreement.     On March 31, 2006, we entered into an amended and restated omnibus agreement (the 2006 Omnibus Agreement) with Valero Energy, NuStar GP, LLC, Riverwalk Logistics, L.P., and NuStar Logistics. The 2006 Omnibus Agreement superseded the Omnibus Agreement among the parties dated effective April 16, 2001. The 2006 Omnibus Agreement governed potential competition between Valero Energy and us. With the closing of NuStar GP Holding’s secondary public offering on December 22, 2006, Valero Energy ceased to own 20% or more of us, which allows Valero Energy to compete with us. Also under the 2006 Omnibus Agreement, Valero Energy agreed to indemnify us for environmental liabilities related to the assets transferred to us in connection with our initial public offering, provided that such liabilities arose prior to and are discovered within ten years after that date (excluding liabilities resulting from a change in law after April 16, 2001).

Pipelines and Terminals Usage Agreement - McKee, Three Rivers and Ardmore.     Under the terms of the Pipelines and Terminals Usage Agreement dated April 16, 2001, we provided transportation services that support Valero Energy’s refining and marketing operations relating to the McKee, Three Rivers and Ardmore refineries. Pursuant to the agreement, Valero Energy had agreed through April 2008:

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

In the event Valero Energy did not transport in our pipelines or use our terminals to handle the minimum volume requirements and if its obligation has not been suspended under the terms of the agreement, Valero Energy would have been required to make a cash payment determined by multiplying the shortfall in volume by the applicable weighted average pipeline tariff or terminal fee. For the period from January 1, 2008 through April 15, 2008 and the years ended December 31, 2007 and 2006, Valero Energy exceeded its obligations under the Pipelines and Terminals Usage Agreement. Additionally, Valero Energy had agreed not to challenge, or cause others to challenge, our interstate or intrastate tariffs for the transportation of crude oil and refined products. The Pipelines and Terminals Usage Agreement expired on April 16, 2008.

Crude Oil Storage Tank Agreements.     In conjunction with the acquisition of the Crude Oil Storage Tanks in March 2003, we entered into the following agreements with Valero Energy:

•

Handling and Throughput Agreement, dated March 2003, pursuant to which Valero Energy agreed to pay us a fee for 100% of crude oil and certain other feedstocks delivered to the Corpus Christi West refinery, the Texas City refinery and the Benicia refinery and to use our logistic assets for handling all deliveries to these refineries. The throughput fees are adjustable annually, generally based on 75% of the regional consumer price index applicable to the location of each refinery. The initial term of the handling and throughput agreement is ten years, which may be extended by Valero Energy for up to an additional five years.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

South Texas Pipelines and Terminals Agreements.     In conjunction with the acquisition of the South Texas Pipelines and Terminals in March 2003, we entered into the following agreements with Valero Energy:

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

St. James Terminalling Agreement.     On December 1, 2006, we executed a terminal services agreement with Valero Energy for the St. James, Louisiana crude oil facility (the St. James Terminal Agreement). Pursuant to the St. James Terminal Agreement, we will provide crude oil storage and blending services to Valero Energy for a minimum throughput fee of $1.175 million per month, plus $0.08 per barrel throughput in excess of 4 million barrels per month and $0.03 per barrel blended. The St. James Terminal Agreement has an initial term of five years, with an option to extend for an additional five years, provided that Valero Energy provides notice of its intent to extend the term at least one year prior to the expiration of the initial term.

19. EMPLOYEE BENEFIT PLANS AND LONG-TERM INCENTIVE PLANS

Employee Benefit Plans

We rely on employees of NuStar GP, LLC to provide the necessary services to conduct our U.S. operations. Prior to July 1, 2006, the employees of NuStar GP, LLC were included in the various employee benefit plans of Valero Energy, which included a defined benefit pension plan, a retiree welfare benefit plan, health and welfare benefits, a defined contribution retirement plan, equity incentive plans and nonqualified deferred compensation plans. On July 1, 2006, employees of NuStar GP, LLC began participating in newly enacted, comparable plans sponsored by NuStar GP, LLC.

The NuStar Pension Plan (the Pension Plan) is a qualified non-contributory defined benefit plan that became effective July 6, 2006. The Pension Plan covers substantially all of NuStar GP, LLC’s employees and generally provides eligible employees with retirement income based on years of service and compensation during the period of service. Employees may become eligible to receive benefits after five years of service, which includes service recognized by Valero Energy for vesting purposes under the Valero Energy pension plan. All benefit obligations associated with service for certain employees who were participants in the Valero Energy pension plan through June 30, 2006, including the effect of future salary increases, are the responsibility of Valero Energy. All benefit obligations related to service by NuStar GP, LLC employees on or after July 1, 2006 will be covered by the Pension Plan. Effective January 1, 2008, that plan was amended to comply with changes to Internal Revenue Code Section 409A (Section 409A) and change the name of the

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

plan. The Pension Plan was further amended effective January 1, 2009 to require employees to complete one “year of service,” as defined in the Pension Plan, in order to participate in the Pension Plan.

NuStar GP, LLC also has an excess pension plan (the Excess Pension Plan) and a supplemental executive retirement plan (the SERP) that provide benefits to a select group of management or other highly compensated employees of NuStar GP, LLC. The Excess Pension Plan and SERP were each amended effective January 1, 2008 to comply with changes to Section 409A.

The NuStar Thrift Plan (the Thrift Plan) is a qualified employee profit-sharing plan which became effective June 26, 2006. Participation in the Thrift Plan is voluntary and is open to substantially all of NuStar GP, LLC employees who become eligible to participate upon date of hire. Thrift Plan participants can make basic contributions from 1% up to 30% of their total annual compensation. The maximum match by NuStar GP, LLC was 75% of each participant's basic contributions up to 8% based on the participant's total annual compensation. Effective January 1, 2008, the Thrift Plan was amended to comply with changes to Section 409A and change the maximum match by NuStar GP, LLC to 100% of each participant’s total contribution up to 6% based on the participant’s total annual compensation. The Thrift Plan was further amended effective January 1, 2009 to require temporary employees to complete one year of service in order to participate in the Thrift Plan (“temporary employees” and “year of service,” each as defined in the Thrift Plan).

NuStar GP, LLC also has an excess thrift plan (the Excess Thrift Plan) which became effective July 1, 2006 and provides benefits to a select group of management or other highly compensated employees. The Excess Thrift Plan provides benefits to those employees of NuStar GP, LLC whose annual additions under the Thrift Plan are subject to the limitations under the Internal Revenue Code. The Excess Thrift Plan was amended effective January 1, 2008 to comply with changes to Section 409A.

NuStar GP, LLC also provides a post-retirement medical benefits plan for retired employees, referred to as other post-retirement benefits.

None of the Excess Thrift Plan, the Excess Pension Plan or the SERP is intended to constitute either a qualified plan under the provisions of Section 401 of the Code or a funded plan subject to ERISA. All costs incurred by NuStar GP, LLC related to these employee benefit plans were and will continue to be reimbursed by us at cost.

Long-Term Incentive Plans

NuStar GP, LLC also sponsors the following:

•

The Second Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), under which NuStar GP, LLC may award up to 1,500,000 common units. Awards under the 2000 LTIP can include unit options, restricted units, performance awards, distribution equivalent rights (DERs) and contractual rights to receive common units. As of December 31, 2008, a total of 471,117 common units remained available to be awarded under the 2000 LTIP.

•

The 2003 Employee Unit Incentive Plan (the UIP) under which NuStar GP, LLC may award up to 500,000 NuStar Energy common units to employees of NuStar GP, LLC or its affiliates, excluding officers and directors of NuStar GP, LLC and its affiliates. Awards under the UIP can include unit options, restricted units and DERs. As of December 31, 2008, a total of 259,719 common units remained available to be awarded under the UIP.

•

The 2002 Unit Option Plan (the UOP) under which NuStar GP, LLC may award up to 200,000 NuStar Energy unit options to officers and directors of NuStar GP, LLC or its affiliates, of which substantially all of the unit options have been awarded as of December 31, 2008.

•

The 2006 Long-Term Incentive Plan (the 2006 LTIP) under which NuStar GP Holdings may award up to 2,000,000 units to employees, consultants and directors of NuStar GP Holdings and its affiliates, including us. Awards under the 2006 LTIP can include unit options, performance units, restricted units, phantom units, unit grants and unit appreciation rights of NuStar GP Holdings, LLC. As of December 31, 2008, a total of 1,627,029 NuStar GP Holdings units remained available to be awarded under the 2006 LTIP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our share of compensation expense related to the various long-term incentive plans described above totaled $5.3 million, $3.8 million and $2.4 million, respectively, for the years ended December 31, 2008, 2007 and 2006. We record such amounts in “General and administrative expenses” in the consolidated statements of income for those years.

The number of awards granted under the above noted plans were as follows:

	Year Ended December 31,
	2008		2007		2006
	Granted	Vesting	Granted	Vesting	Granted	Vesting
2000 LTIP:
Performance awards	14,470	(a)	10,840	(a)	8,940	(a)
Unit options	10,670	1/5 per year	204,675	1/5 per year	203,975	1/5 per year
Restricted units	236,868	1/5 per year	117,575	1/5 per year	51,140	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP, LLC) (b)	5,625	1/3 per year	3,510	1/3 per year	2,307	1/3 per year
UIP:
Unit options	795	1/5 per year	-	-	15,200	1/5 per year
Restricted units	13,795	1/5 per year	12,730	1/5 per year	9,740	1/5 per year
2006 LTIP:
Unit options	-	-	324,100	(c)	-	-
Restricted units	30,300	1/5 per year	-	-	-	-
Restricted units (grants to non-employee directors of NuStar GP Holdings) (b)	10,308	1/3 per year	5,489	1/3 per year	2,886	1/3 per year

(a)	Performance awards vest 1/3 per year if certain performance measures are met.
(b)	We do not reimburse NuStar GP, LLC for compensation expense relating to these plans.
(c)	Unit options granted under the 2006 LTIP vest in annual one-third increments beginning on the third anniversary of the grant date.

20. OTHER INCOME

Other income consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Sale of interest in Skelly-Belvieu (see Note 10)	$18,867	$-	$-
Sale or disposal of fixed assets	7,589	7,869	474
Business interruption insurance	3,504	12,492	-
2007 Services Agreement termination fee (see Note 18)	-	13,000	-
Legal settlements	-	5,758	-
Foreign exchange gains (losses)	5,888	(6,261)	1,011
Other	1,891	5,972	1,767

Other income, net	$37,739	$38,830	$3,252

The business interruption insurance amount consists of insurance proceeds related to lost earnings at our pipelines and terminals that serve Valero Energy’s McKee refinery, which experienced a fire in February 2007.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21. PARTNERS’ EQUITY, ALLOCATIONS OF NET INCOME AND CASH DISTRIBUTIONS

Partners’ Equity

In April 2008, we issued 5,050,800 common units representing limited partner interests at a price of $48.75 per unit. We received net proceeds of $236.2 million and a contribution of $5.0 million from our general partner to maintain its 2% general partner interest. The proceeds were used to repay the $124.0 million balance under our then-active term loan agreement and a portion of the outstanding principal balance under our 2007 Revolving Credit Agreement.

On November 19, 2007, we issued 2,600,000 common units representing limited partner interests at a price of $57.20 per unit. We received net proceeds of $143.1 million and a contribution of $3.0 million from our general partner to maintain its 2% general partner interest. The proceeds were used to repay a portion of the outstanding principal balance under our then-active $600 million revolving credit agreement.

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

The following table details the calculation of net income applicable to the general partner:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Net income applicable to general partner and limited partners’ interest	$254,018	$150,298	$149,530
Charges reimbursed by general partner	-	-	575

Net income before charges reimbursed by general partner	254,018	150,298	150,105
Less general partner incentive distribution (a)	24,764	18,426	14,778

Net income before charges reimbursed by general partner and after general partner incentive distribution	229,254	131,872	135,327
General partner interest	2%	2%	2%

General partner allocation of net income before charges reimbursed by general partner and after general partner incentive distribution	4,586	2,637	2,707
Charges reimbursed by general partner	-	-	(575)
General partner incentive distribution	24,764	18,426	14,778

Net income applicable to general partner	$29,350	$21,063	$16,910

(a)

For the first quarter of 2008, our net income allocation to general and limited partners reflected a total cash distribution based on the partnership interests outstanding as of March 31, 2008. We issued approximately 5.1

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Cash Distributions

We make quarterly distributions of 100% of our available cash, generally defined as cash receipts less cash disbursements and cash reserves established by the general partner, in its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end. The limited partner unitholders are entitled to receive a minimum quarterly distribution of $0.60 per unit each quarter ($2.40 annualized). Our cash is first distributed 98% to the limited partners and 2% to the general partner until there has been distributed to the unitholders an amount equal to the minimum quarterly distribution and arrearages in the payment of the minimum quarterly distribution for any prior quarter. Thirdly, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages shown below.

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

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$5,058	$4,092	$3,742
General partner incentive distribution	25,294	18,426	14,778

Total general partner distribution	30,352	22,518	18,520
Limited partners’ distribution	222,470	182,076	168,515

Total cash distributions	$252,822	$204,594	$187,035

Cash distributions per unit applicable to limited partners	$4.085	$3.835	$3.600

In January 2009, we declared a quarterly cash distribution of $1.0575 that was paid on February 12, 2009 to unitholders of record on February 5, 2009. This distribution related to the fourth quarter of 2008 and totaled $65.8 million, of which $8.2 million represented the general partner’s share of such distribution. The general partner’s distribution included a $6.9 million incentive distribution.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22. CONSOLIDATED STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(52,372)	$(22,079)	$27,307
Receivable from related party	786	(786)	1,168
Inventories	193,992	(71,457)	257
Other current assets	6,920	(8,603)	6,181
Increase (decrease) in current liabilities:
Payable to related party	3,760	(2,315)	(9,493)
Accounts payable	(16,419)	72,918	(7,106)
Accrued interest payable	4,781	182	1,135
Accrued liabilities	(13,237)	9,546	(8,300)
Taxes other than income taxes	4,730	2	1,345
Income taxes payable	76	1,266	(1,799)

Changes in current assets and current liabilities	$133,017	$(21,326)	$10,695

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets for the following reasons:

•	the amounts shown above exclude the current assets and current liabilities acquired in connection with the East Coast Asphalt Operations acquisition; and
•	certain differences between consolidated balance sheet changes and amounts reflected above result from translating foreign currency denominated amounts at different exchange rates.

Non-cash investing and financing activities for the year ended December 31, 2008 included:

•	adjustment to property, plant and equipment and other long-term assets relating to a non-amortizing asset on our ammonia pipeline;
•	increase in the fair value of our interest rate swaps; and
•	the recognition of a note payable and related other current asset pertaining to insurance.

Non-cash investing and financing activities for the year ended December 31, 2007 included:

•

adjustments to property, plant and equipment, goodwill and intangible assets resulting from the final purchase price allocations related to the St. James crude oil storage facility acquisition in December 2006;

•	the recognition of a note payable and related other current asset pertaining to insurance; and
•	adjustments to the fair value of our interest rate swap agreements.

Non-cash investing activities for the year ended December 31, 2006 included adjustments mainly to property, plant and equipment and goodwill resulting from the final purchase price allocation related to the Kaneb Acquisition in July 2005.

Cash flows related to interest and income taxes were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$98,810	$83,450	$73,206
Cash paid for income taxes, net of tax refunds received	$12,231	$9,081	$7,234

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23. INCOME TAXES

Components of income tax expense related to certain of our operations conducted through separate taxable wholly owned corporate subsidiaries were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Current:
U.S.	$1,059	$2,373	$245
Foreign	9,910	8,799	5,690

Total current	10,969	11,172	5,935

Deferred:
U.S.	(1,280)	827	(3,681)
Foreign	1,317	(551)	3,607

Total deferred	37	276	(74)

Total income tax expense	$11,006	$11,448	$5,861

The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax due to our status as a limited partnership.

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2008	2007
	(Thousands of Dollars)
U.S.:
Net operating losses	$23,283	$21,509
Environmental and legal reserves	14,252	14,611
Other	902	784
Valuation allowance	(13,366)	(13,276)

Deferred tax assets – U. S.	25,071	23,628

Property, plant and equipment	(12,644)	(13,006)

Net deferred income tax asset – U.S.	$12,427	$10,622

Foreign:
Other	$1,022	$1,057
Capital loss	1,569	2,292
Valuation allowance	(1,312)	(1,977)

Deferred tax assets – foreign	1,279	1,372

Property, plant and equipment	(28,649)	(35,568)

Net deferred income tax liability – foreign	$(27,370)	$(34,196)

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our U.S. corporate operations have net operating loss carryforwards for tax purposes totaling approximately $66.5 million, which are subject to various limitations on use and expire in years 2009 through 2028.

As of December 31, 2008 and 2007, we have recorded a valuation allowance, substantially all of which was recorded in conjunction with the allocation of the purchase price of the Kaneb Acquisition, due to uncertainties related to our ability to utilize some of our deferred income tax assets, primarily consisting of certain federal net operating loss carryforwards, before they expire. The net change in the total valuation allowance for the year ended December 31, 2008 was a decrease of $0.6 million. The valuation allowance is based on our estimates of taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable.

The realization of net deferred income tax assets recorded as of December 31, 2008 is dependent upon our ability to generate future taxable income in the United States. We believe it is more-likely-than not that the deferred income tax assets, net of the valuation allowance, as of December 31, 2008 will be realized, based on expected future taxable income and potential tax planning strategies.

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

24. SEGMENT INFORMATION

Beginning in the second quarter of 2008, we revised the manner in which we internally evaluate our segment performance and made certain organizational changes. As a result, we have changed the way we report our segmental results. All product sales and related costs, including those associated with the East Coast Asphalt Operations, are included in the asphalt and fuels marketing segment. Also, the refined product terminals and crude oil storage tanks segments have been combined into the storage segment and the refined products pipelines and crude oil pipelines segments have been combined into the transportation segment. Previous periods have been restated to conform to this presentation.

Our segments represent strategic business units that offer different services. We evaluate the performance of each segment based on its respective operating income, before general and administrative expenses. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Product sales included in our asphalt and fuels marketing segment consist of sales of asphalt and other petroleum products to third parties. Intersegment revenues are derived from storage and throughput rates consistent with rates charged to third parties and pipeline tariffs based upon the published tariff applicable to all shippers.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Revenues:
Storage:
Third party revenues	$423,730	$400,058	$355,144
Intersegment revenues	30,359	10,569	8,269

Total storage	454,089	410,627	363,413
Transportation:
Third party revenues	316,900	296,565	281,010
Intersegment revenues	878	231	-

Total transportation	317,778	296,796	281,010
Asphalt and fuels marketing:
Third party revenues	4,088,140	778,391	501,107
Intersegment revenues	29	-	-

Total asphalt and fuels marketing	4,088,169	778,391	501,107
Consolidation and intersegment eliminations	(31,266)	(10,800)	(8,269)

Total revenues	$4,828,770	$1,475,014	$1,137,261

Depreciation and amortization expense:
Storage	$66,706	$62,317	$53,121
Transportation	50,749	49,946	47,145
Asphalt and fuels marketing	14,734	423	-
Consolidation and intersegment eliminations	3,520	1,607	-

Total depreciation and amortization expense	$135,709	$114,293	$100,266

Operating income:
Storage	$141,079	$114,635	$108,486
Transportation	135,086	126,508	122,714
Asphalt and fuels marketing	112,506	21,111	26,915
Consolidation and intersegment eliminations	(2,168)	(1,740)	-

Total segment operating income	386,503	260,514	258,115
Less general and administrative expenses	76,430	67,915	45,216

Total operating income	$310,073	$192,599	$212,899

Revenues by geographic area for the years ended December 31, 2008, 2007 and 2006 are shown in the table below.

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
United States	$3,731,685	$655,013	$501,756
Netherlands Antilles	926,690	719,084	537,626
Canada	97,762	44,927	51,203
Other countries	72,633	55,990	46,676

Consolidated revenues	$4,828,770	$1,475,014	$1,137,261

For the year ended December 31, 2008, no single customer accounted for more than 10% of our consolidated revenues. For the years ended December 31, 2007 and 2006, revenues from Valero Energy accounted for 18% and 23% of our consolidated revenues, respectively, and no other single customer accounted for more than 10% of our consolidated

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

revenue. As such, revenues from Valero Energy by operating segment are presented only for the years ended December 31, 2007 and 2006 as follows:

	Year Ended December 31,
	2007	2006
	(Thousands of Dollars)
Revenues:
Storage	$ 115,417	$ 100,069
Transportation	147,597	160,911
Asphalt and fuels marketing	7,426	-

Total revenues	$ 270,440	$ 260,980

Long-lived assets include property, plant and equipment, intangible assets subject to amortization and certain long-lived assets included in “Other long-term assets, net” in the consolidated balance sheets. Geographic information by country for long-lived assets consisted of the following:

	December 31,
	2008	2007
	(Thousands of Dollars)
United States	$2,630,940	$2,109,594
Netherlands Antilles	253,355	252,024
Canada	80,956	95,618
United Kingdom	70,335	92,149
Netherlands	121,977	90,157
Mexico	9,218	11,392

Consolidated long-lived assets	$3,166,781	$2,650,934

Total assets by reportable segment were as follows:

	December 31,
	2008	2007
	(Thousands of Dollars)
Storage	$2,140,010	$2,085,345
Transportation	1,327,666	1,373,597
Asphalt and fuels marketing	885,492	202,151

Total segment assets	4,353,168	3,661,093
Other partnership assets	106,429	121,994

Total consolidated assets	$4,459,597	$3,783,087

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the carrying amount of goodwill were as follows:

	Storage	Transportation	Asphalt and Fuels Marketing	Total
	(Thousands of Dollars)
Balance as of January 1, 2007	$566,487	$176,831	$31,123	$774,441
St. James Acquisition final purchase price allocation	13,898	-	-	13,898
Other	(1,856)	(1,464)	-	(3,320)

Balance as of December 31, 2007	578,529	175,367	31,123	785,019

East Coast Asphalt Operations acquisition preliminary purchase price allocation	-	-	20,201	20,201
Other	1,110	-	-	1,110

Balance as of December 31, 2008	$579,639	$175,367	$51,324	$806,330

The 2007 amounts above have been revised to reflect goodwill relating to the bunkering activities at St. Eustatius and Point Tupper in the asphalt and fuels marketing segment.

Capital expenditures, including acquisitions and investments in other noncurrent assets, by reportable segment were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)
Storage	$191,696	$203,177	$230,416
Transportation	23,117	25,344	54,678
Asphalt and fuels marketing	787,733	1,755	-
Other partnership assets	9,808	21,037	4,222

Total capital expenditures	$1,012,354	$251,313	$289,316

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

25. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Balance Sheet

December 31, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$53	$2	$656	$44,664	$-	$45,375
Receivables, net	8	33,620	8,421	143,141	(6,974)	178,216
Inventories	-	-	347	220,937	(710)	220,574
Other current assets	9	9,472	13,673	19,167	-	42,321
Intercompany receivable	-	337,685	666,052	-	(1,003,737)	-

Current assets	70	380,779	689,149	427,909	(1,011,421)	486,486

Property, plant and equipment, net	-	954,487	629,091	1,358,246	-	2,941,824
Intangible assets, net	-	2,771	-	48,933	-	51,704
Goodwill	-	18,613	170,652	617,065	-	806,330
Investment in wholly owned subsidiaries	2,341,184	82,435	806,706	1,679,065	(4,909,390)	-
Investments in joint ventures	-	-	-	68,813	-	68,813
Deferred income tax asset	-	-	-	12,427	-	12,427
Other long-term assets, net	56	34,557	26,517	30,883	-	92,013

Total assets	$2,341,310	$1,473,642	$2,322,115	$4,243,341	$(5,920,811)	$4,459,597

Liabilities and Partners’ Equity
Current portion of long-term debt	$-	$713	$-	$-	$-	$713
Payables	-	23,900	10,171	122,307	(6,974)	149,404
Notes payable	-	22,120	-	-	-	22,120
Accrued interest payable	-	13,830	8,490	176	-	22,496
Accrued liabilities	1,032	14,998	5,076	16,365	(17)	37,454
Taxes other than income taxes	125	3,866	2,687	8,655	-	15,333
Income taxes payable	-	976	-	3,528	-	4,504
Intercompany payable	118,890	-	-	884,847	(1,003,737)	-

Current liabilities	120,047	80,403	26,424	1,035,878	(1,010,728)	252,024

Long-term debt, less current portion	-	1,309,763	531,504	30,748	-	1,872,015
Long-term payable to related party	-	-	-	6,645	-	6,645
Deferred tax liability	-	-	-	27,370	-	27,370
Other long-term liabilities	-	4,992	965	88,589	-	94,546
Total partners’ equity	2,221,263	78,484	1,763,222	3,054,111	(4,910,083)	2,206,997

Total liabilities and partners’ equity	$2,341,310	$1,473,642	$2,322,115	$4,243,341	$(5,920,811)	$4,459,597

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$7	$12,284	$122	$77,425	$-	$89,838
Receivables, net	-	24,234	10,703	96,203	-	131,140
Inventories	-	-	-	88,664	(132)	88,532
Other current assets	9	4,606	15,889	17,120	-	37,624
Intercompany receivable	-	39,238	646,226	-	(685,464)	-

Current assets	16	80,362	672,940	279,412	(685,596)	347,134

Property, plant and equipment, net	-	942,297	667,132	882,657	-	2,492,086
Intangible assets, net	-	3,551	-	44,211	-	47,762
Goodwill	-	18,613	170,652	595,754	-	785,019
Investment in wholly owned subsidiaries	2,327,401	1,721	730,663	1,458,721	(4,518,506)	-
Investments in joint ventures	-	16,640	-	63,726	-	80,366
Deferred income tax asset	-	-	-	10,622	-	10,622
Other long-term assets, net	75	15,761	382	3,880	-	20,098

Total assets	$2,327,492	$1,078,945	$2,241,769	$3,338,983	$(5,204,102)	$3,783,087

Liabilities and Partners’ Equity
Current portion of long- term debt	$-	$663	$-	$-	$-	$663
Payables	-	22,273	5,532	135,504	-	163,309
Accrued interest payable	-	8,986	8,490	249	-	17,725
Accrued liabilities	1,570	16,469	13,135	16,072	(57)	47,189
Taxes other than income taxes	126	3,249	2,873	3,909	-	10,157
Income taxes payable	-	2,025	-	1,417	-	3,442
Intercompany payable	357,851	-	-	327,613	(685,464)	-

Current liabilities	359,547	53,665	30,030	484,764	(685,521)	242,485

Long-term debt, less current portion	-	865,105	538,893	41,628	-	1,445,626
Long-term payable to related party	-	-	-	5,684	-	5,684
Deferred income tax liability	-	-	-	34,196	-	34,196
Other long-term liabilities	-	3,984	1,520	54,760	-	60,264
Total partners’ equity	1,967,945	156,191	1,671,326	2,717,951	(4,518,581)	1,994,832

Total liabilities and partners’ equity	$2,327,492	$1,078,945	$2,241,769	$3,338,983	$(5,204,102)	$3,783,087

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries(a)	Eliminations	Consolidated
Revenues	$-	$298,003	$157,067	$4,386,481	$(12,781)	$4,828,770
Costs and expenses	1,628	181,216	116,057	4,231,959	(12,163)	4,518,697

Operating income	(1,628)	116,787	41,010	154,522	(618)	310,073

Equity earnings in subsidiaries	255,725	80,760	76,044	133,243	(545,772)	-
Equity earnings from joint ventures	-	609	-	7,421	-	8,030
Interest expense, net	-	(61,792)	(24,704)	(4,322)	-	(90,818)
Other (expense) income, net	(79)	28,668	(453)	9,603	-	37,739

Income before income tax expense	254,018	165,032	91,897	300,467	(546,390)	265,024
Income tax expense	-	752	-	10,254	-	11,006

Net income	$254,018	$164,280	$91,897	$290,213	$(546,390)	$254,018

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$-	$274,001	$149,973	$1,059,813	$(8,773)	$1,475,014
Costs and expenses	1,966	170,961	108,277	1,009,913	(8,702)	1,282,415

Operating income	(1,966)	103,040	41,696	49,900	(71)	192,599

Equity earnings in subsidiaries	152,264	(12,500)	61,867	107,659	(309,290)	-
Equity earnings from joint ventures	-	738	-	6,095	-	6,833
Interest (expense) income, net	-	(52,036)	(25,173)	693	-	(76,516)
Other income, net	-	29,105	178	9,547	-	38,830

Income before income tax expense	150,298	68,347	78,568	173,894	(309,361)	161,746
Income tax expense	-	2,026	-	9,422	-	11,448

Net income	$150,298	$66,321	$78,568	$164,472	$(309,361)	$150,298

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2006

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$-	$261,929	$121,835	$754,509	$(1,012)	$1,137,261
Costs and expenses	2,260	145,453	89,984	687,677	(1,012)	924,362

Operating income	(2,260)	116,476	31,851	66,832	-	212,899
Equity earnings in subsidiaries	151,790	154	65,321	72,423	(289,688)	-
Equity earnings from joint ventures	-	815	-	5,067	-	5,882
Interest expense, net	-	(37,145)	(25,093)	(4,028)	-	(66,266)
Other income, net	-	1,242	19	1,991	-	3,252

Income from continuing operations before income tax expense	149,530	81,542	72,098	142,285	(289,688)	155,767
Income tax expense	-	-	-	5,861	-	5,861

Income from continuing operations	149,530	81,542	72,098	136,424	(289,688)	149,906
Income (loss) from discontinued operations	-	-	317	(693)	-	(376)

Net income	$149,530	$81,542	$72,415	$135,731	$(289,688)	$149,530

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non- Guarantor Subsidiaries (a)	Elim- inations	Consolidated
Net cash provided by (used in) operating activities	$239,707	$111,078	$34,487	$341,873	$(241,964)	$485,181

Cash flows from investing activities:
Capital expenditures	-	(51,575)	(14,009)	(136,559)	-	(202,143)
Acquisition of East Coast Asphalt Operations	-	-	-	(803,184)	-	(803,184)
Other acquisitions	-	(7,027)	-	-	-	(7,027)
Proceeds from sale or disposition of assets	-	40,396	1	10,416	-	50,813
Proceeds from insurance settlement	-	-	-	5,000	-	5,000
Other, net	-	-	-	24	-	24

Net cash used in investing activities	-	(18,206)	(14,008)	(924,303)	-	(956,517)

Cash flows from financing activities:
Debt borrowings	-	2,855,575	-	-	-	2,855,575
Debt repayments	-	(2,761,821)	-	-	-	(2,761,821)
Senior note offering, net	-	346,224	-	-	-	346,224
Issuance of common units, net of issuance costs	236,215	-	-	-	-	236,215
General partner contribution	5,025	-	-	-	-	5,025
Distributions to unitholders and general partner	(241,940)	(241,940)	-	(24)	241,964	(241,940)
Net intercompany (repayments) borrowings	(238,961)	(298,292)	(19,945)	557,198	-	-
Other, net	-	440	-	345	-	785

Net cash (used in) provided by financing activities	(239,661)	(99,814)	(19,945)	557,519	241,964	440,063

Effect of foreign exchange rate changes on cash	-	(5,340)	-	(7,850)	-	(13,190)

Net increase (decrease) in cash and cash equivalents	46	(12,282)	534	(32,761)	-	(44,463)
Cash and cash equivalents as of the beginning of year	7	12,284	122	77,425	-	89,838

Cash and cash equivalents as of the end of year	$53	$2	$656	$44,664	$-	$45,375

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non- Guarantor Subsidiaries (a)	Elim- inations	Consolidated
Net cash provided by (used in) operating activities	$195,640	$139,631	$34,566	$50,188	$(197,353)	$222,672

Cash flows from investing activities:
Capital expenditures	-	(65,653)	(15,689)	(169,909)	-	(251,251)
Proceeds from sale of assets	-	66	15	12,586	-	12,667
Other, net	-	(58)	-	246	-	188

Net cash used in investing activities	-	(65,645)	(15,674)	(157,077)	-	(238,396)

Cash flows from financing activities:
Debt borrowings	-	1,170,302	-	-	-	1,170,302
Debt repayments	-	(1,077,975)	-	-	-	(1,077,975)
Issuance of common units, net of issuance costs	143,083	-	-	-	-	143,083
General partner contribution	3,035	-	-	-	-	3,035
Distributions to unitholders and general partner	(197,333)	(197,333)	-	(20)	197,353	(197,333)
Net intercompany (repayments) borrowings	(144,555)	35,613	(19,762)	128,704	-	-
Other, net	-	(3,144)	-	(908)	-	(4,052)

Net cash provided by (used in) financing activities	(195,770)	(72,537)	(19,762)	127,776	197,353	37,060

Effect of foreign exchange rate changes on cash	-	(1,510)	-	1,174	-	(336)

Net (decrease) increase in cash and cash equivalents	(130)	(61)	(870)	22,061	-	21,000
Cash and cash equivalents as of the beginning of year	137	12,345	992	55,364	-	68,838

Cash and cash equivalents as of the end of year	$7	$12,284	$122	$77,425	$-	$89,838

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non- Guarantor Subsidiaries (a)	Elim- inations	Consolidated
Net cash provided by (used in) operating activities	$178,687	$116,929	$17,992	$120,512	$(183,309)	$250,811

Cash flows from investing activities:
Capital expenditures	-	(33,939)	(12,276)	(77,807)	-	(124,022)
Proceeds from sale of assets	-	15	2	71,379	-	71,396
Acquisition and investment in other long-term assets	-	(156,275)	(50)	(8,969)	-	(165,294)
Other, net	(77)	(7,099)	27,112	(22,527)	7,277	4,686

Net cash (used in) provided by investing activities	(77)	(197,298)	14,788	(37,924)	7,277	(213,234)

Cash flows from financing activities:
Debt borrowings	-	269,026	-	-	-	269,026
Debt repayments	-	(83,510)	-	-	-	(83,510)
Distributions to unitholders and general partner	(183,290)	(183,290)	-	(19)	183,309	(183,290)
Net intercompany borrowings (repayments)	4,232	95,075	(31,902)	(67,405)	-	-
Other, net	575	(6,177)	-	6,754	(7,277)	(6,125)

Net cash (used in) provided by financing activities	(178,483)	91,124	(31,902)	(60,670)	176,032	(3,899)

Effect of foreign exchange rate changes on cash	-	-	-	(894)	-	(894)

Net increase in cash and cash equivalents	127	10,755	878	21,024	-	32,784
Cash and cash equivalents as of the beginning of year	10	1,590	114	34,340	-	36,054

Cash and cash equivalents as of the end of year	$137	$12,345	$992	$55,364	$-	$68,838

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

26. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)
2008:
Revenues	$592,774	$1,377,580	$1,825,226	$1,033,190	$4,828,770
Operating income	65,186	40,362	175,478	29,047	310,073
Net income	55,869	14,090	151,277	32,782	254,018
Net income per unit applicable to limited partners	1.01	0.15	2.60	0.47	4.22
Cash distributions per unit applicable to limited partners	0.985	0.985	1.0575	1.0575	4.085

2007:
Revenues	$296,824	$321,032	$397,017	$460,141	$1,475,014
Operating income	45,435	42,086	60,361	44,717	192,599
Net income	31,123	39,697	51,213	28,265	150,298
Net income per unit applicable to limited partners	0.57	0.74	0.97	0.47	2.74
Cash distributions per unit applicable to limited partners	0.915	0.950	0.985	0.985	3.835

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES.

Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were operating effectively as of December 31, 2008.

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

Set forth below is certain information concerning the directors and executive officers of NuStar GP, LLC:

Name	Age	Position Held with NuStar GP, LLC
William E. Greehey	72	Chairman of the Board
Curtis V. Anastasio	52	President, Chief Executive Officer (CEO) and Director
J. Dan Bates	64	Director
Dan J. Hill	68	Director
Stan McLelland	63	Director
Rodman D. Patton	65	Director
Bradley C. Barron	43	Senior Vice President, General Counsel and Secretary
Steven A. Blank	54	Senior Vice President, Chief Financial Officer (CFO) and Treasurer
James R. Bluntzer	54	Senior Vice President-Operations
Mary F. Morgan	56	Senior Vice President- European Operations
Thomas R. Shoaf	50	Vice President and Controller

Mr. Greehey became Chairman of the board of directors of NuStar GP, LLC (the Board) in January 2002. He has also been the Chairman of the board of directors of NuStar GP Holdings since March 2006. Mr. Greehey served as Chairman of the board of directors of Valero Energy Corporation (Valero Energy) from 1979 through January 2007. Mr. Greehey was CEO of Valero Energy from 1979 through December 2005, and President of Valero Energy from 1998 until January 2003.

Mr. Anastasio became the President and a director of NuStar GP, LLC in December 1999. He also became its CEO in June 2000. Mr. Anastasio has served as President and CEO of NuStar GP Holdings since March 2006, and he has been a director of NuStar GP Holdings since January 2007.

Mr. Bates became a director of NuStar GP, LLC in April 2006. He has been President and CEO of the Southwest Research Institute since 1997. Mr. Bates also serves as Vice Chairman of the board of directors of the Federal Reserve Bank of Dallas’ San Antonio Branch, and as Chairman of the board of directors of Signature Science L.L.C. and Vice Chairman of Southwest Automotive Research Center.

Mr. Hill became a director of NuStar GP, LLC in July 2004. From February 2001 through May 2004, he served as a consultant to El Paso Corporation. Prior to that, he served as President and CEO of Coastal Refining and Marketing Company. In 1978, Mr. Hill was named as Senior Vice President of The Coastal Corporation and President of Coastal States Crude Gathering. In 1971, he began managing Coastal’s NGL business. Previously, Mr. Hill worked for Amoco and Mobil.

Mr. McLelland became a director of NuStar GP, LLC in October 2005. He has also served as a director of NuStar GP Holdings since July 2006. Mr. McLelland has served as a director of two privately held companies, Patton Surgical Corp. and the general partner of Yorktown Technologies, LP, since November 2003 and June 2004, respectively. Mr. McLelland was U. S. Ambassador to Jamaica from January 1997 until March 2001. Prior to being named U.S. Ambassador to Jamaica, Mr. McLelland was a senior executive with Valero Energy. He joined Valero Energy in 1981 as Senior Vice President and General Counsel, and he served as Executive Vice President and General Counsel from 1990 until 1997.

Mr. Patton became a director of NuStar GP, LLC in June 2001. He retired from Merrill Lynch & Co. in 1999 where he had served as Managing Director in the Energy Group since 1993. Prior to that, he served in investment banking and corporate finance positions with Credit Suisse First Boston (1981-1993) and Blyth Eastman Paine Webber (1971-1981). He is also a director of Apache Corporation.

Mr. Barron became Senior Vice President, General Counsel and Secretary of NuStar GP, LLC and NuStar GP Holdings, LLC in April 2007. He served as Vice President, General Counsel and Secretary of NuStar GP, LLC from January 2006 until April 2007. Mr. Barron has also served as Vice President, General Counsel and Secretary of NuStar GP Holdings from March 2006 until April 2007. He served as Managing Counsel and Corporate Secretary of NuStar GP, LLC from July 2003 until January 2006. From January 2001 until July 2003, he served as Counsel, and then Senior Counsel, to Valero Energy.

Mr. Blank became Senior Vice President and CFO of NuStar GP, LLC in January 2002, and he became NuStar GP, LLC’s Treasurer as well in July 2005. He has also served as Senior Vice President, CFO and Treasurer of NuStar GP Holdings since March 2006. From December 1999 until January 2002, he was Chief Accounting and Financial Officer and a director of NuStar GP, LLC. He served as Vice President and Treasurer of Ultramar Diamond Shamrock Corporation from December 1996 until January 2002.

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

Ms. Morgan became Senior Vice President- European Operations of NuStar GP, LLC in October 2008. Previously, she served as Senior Vice President- Marketing and Business Development of NuStar GP, LLC from April 2007 until October 2008. Ms. Morgan served as Vice President- Marketing and Business Development of NuStar GP, LLC from July 2005 until April 2007. Ms. Morgan served as Vice President, Marketing and Business Development of Kaneb Pipe Line Company LLC from 2004 until July 2005. She served as Vice President, Marketing of Kinder Morgan Energy Partners, L.P. from 1998 until 2004.

Mr. Shoaf became Vice President and Controller of NuStar GP, LLC in July 2005. He has also served as Vice President and Controller of NuStar GP Holdings since March 2006. Mr. Shoaf served as Vice President-Structured Finance of Valero Corporate Services Company, a subsidiary of Valero Energy, from 2001 until his appointment with NuStar GP, LLC.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of NuStar Energy L.P.’s equity securities to file certain reports with the Securities and Exchange Commission (SEC) concerning their beneficial ownership of NuStar Energy’s equity securities within two business days. We believe that during the year ended December 31, 2008 all Section 16(a) reports applicable to our executive officers, directors and greater than 10% stockholders were timely filed.

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

AUDIT COMMITTEE

The Audit Committee reviews and reports to the Board on various auditing and accounting matters, including the quality, objectivity and performance of NuStar Energy’s internal and external accountants and auditors, the adequacy of its financial controls and the reliability of financial information reported to the public. The Audit Committee also monitors NuStar Energy’s compliance with environmental laws and regulations. The Board has adopted a written charter for the Audit Committee. The members of the Audit Committee during 2008 were Rodman D. Patton (Chairman), J. Dan Bates, and Dan J. Hill. The Audit Committee met eight times in 2008. For further information, see the “Report of the Audit Committee” below.

The Board has determined that Mr. Patton is an “audit committee financial expert” (as defined by the SEC), and that he is “independent” as that term is used in the New York Stock Exchange (NYSE) Listing Standards.

REPORT OF THE AUDIT COMMITTEE FOR FISCAL YEAR 2008

Management of NuStar GP, LLC is responsible for NuStar Energy’s internal controls and the financial reporting process. KPMG LLP, NuStar Energy’s independent registered public accounting firm for the year ended December 31, 2008, is responsible for performing an independent audit of NuStar Energy’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) and generally accepted auditing standards, and an audit of NuStar Energy’s internal control over financial reporting in accordance with the standards of the PCAOB, and issuing a report thereon. The Audit Committee monitors and oversees these processes and approves the selection and appointment of NuStar Energy’s independent registered public accounting firm and recommends the ratification of such selection and appointment to the Board.

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

Based on the foregoing review and discussions and such other matters the Audit Committee deemed relevant and appropriate, the Audit Committee recommended to the Board that the audited consolidated financial statements of NuStar Energy be included in NuStar Energy’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Members of the Compensation Committee:

Dan J. Hill (Chairman)

J. Dan Bates

Rodman D. Patton

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Philosophy

Our philosophy for compensating our named executive officers (as defined below) is based on the belief that a significant portion of executive compensation should be incentive-based and determined by both NuStar Energy’s and the executive’s performance objectives. Our executive compensation programs are designed to accomplish the following long-term objectives:

•	increase value to unitholders, while practicing good corporate governance;

•	support our business strategy and business plan by clearly communicating what is expected of executives with respect to goals and results;

•	align executive incentive compensation with NuStar Energy’s short- and long-term performance results; and

•	provide market-competitive compensation and benefits to enable us to recruit, retain and motivate the executive talent necessary to be successful.

Compensation for our named executive officers primarily consists of base salary, an annual incentive bonus and long-term, equity-based incentives. Our named executive officers also participate in benefit plans generally available to our other employees. In addition, see “Post-Employment Benefits” below in this Item 11. The Compensation Committee’s philosophy for 2008 was to target base salary for our named executive officers (as defined below), as well as annual incentive bonus and long-term incentive awards (expressed, in each case, as a percentage of base salary), at or near the median of the data we use in our evaluations. In each case, an executive’s salary and incentive opportunities were determined by the unique responsibilities of his or her position and by the executive’s experience and performance.

Throughout this Item 11, the individuals serving as our principal executive officer and our principal financial officer during the last completed fiscal year (Curtis V. Anastasio and Steven A. Blank, respectively) and our three other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year (Bradley C. Barron, James R. Bluntzer and Mary F. Morgan) are referred to collectively as the “named executive officers.”

Administration of Executive Compensation Programs

Our executive compensation programs are administered by our Board’s Compensation Committee. The Compensation Committee is composed of three independent directors who are not participants in our executive compensation programs. Policies adopted by the Compensation Committee are implemented by our compensation and benefits staff.

The Compensation Committee has retained BDO Seidman, LLP (BDO) as its independent compensation consultant with respect to executive compensation matters. In its role as advisor to the Compensation Committee, BDO was retained directly by the Compensation Committee, which has the authority to select, retain and/or terminate its relationship with a consulting firm.

Selection of Compensation Comparative Data

In 2008, the Compensation Committee relied upon two primary sources of competitive compensation data in assessing the rates of base salary, annual incentive compensation and long-term incentive compensation: a group of master limited partnerships and companies in our industry and broader survey data on comparably sized entities.

To establish compensation for the named executive officers, including the CEO, the Committee, in consultation with management and BDO, identified a specific group of 15 master limited partnerships and three independent, regional refining companies to evaluate competitive rates of compensation (the Compensation Comparative Group). The three refining companies, Frontier Oil Corporation, Holly Corporation and Western Refining Inc., were added to our prior peer list to account for our acquisition of asphalt refining and marketing assets from CITGO Asphalt Refining Company in March 2008. Each of these organizations is in our industry, and, in our opinion, competes with us for executive talent. The competitive data for these master limited partnerships is derived from their respective publicly filed annual proxy statements or annual reports on Form 10-K. The 2008 data was compiled and analyzed by BDO.

Company	Ticker
1. Boardwalk Pipeline Partners	BWP
2. Buckeye Partners LP	BPL
3. Copano Energy LLC	CPNO
4. Crosstex Energy LP	XTEX
5. Enbridge Energy Partners LP	EEP
6. Energy Transfer Partners	ETP
7. Enterprise Product Partners LP	EPD
8. Kinder Morgan Energy LP	KMP
9. Magellan Midstream Partners LP	MMP
10. Mark West Energy Partners	MWE
11. ONEOK Partners, L.P.	OKS
12. Plains All American Pipeline LP	PAA
13. Regency Energy Partners	RGNC
14. Sunoco Logistics Partners LP	SXL
15. Teppco Partners LP	TPP
16. Frontier Oil Corporation*	FTO
17. Holly Corporation*	HOC
18. Western Refining Inc.*	WNR

*  Added in 2008.

The Compensation Committee also reviewed survey data reported by BDO on a position-by-position basis to ascertain additional information regarding compensation of comparable positions. The survey data consists of general industry data for executive positions reported in the Towers Perrin Executive Compensation General Industry database, a proprietary compensation database of an approximate 825 U.S. industrial companies that is updated each year. BDO employed tabular data from the Towers Perrin survey reported for companies in a range of reported revenues comparable to NuStar Energy’s. We refer to the competitive survey data, together with the Compensation Comparative Group data, as the Compensation Comparative Data.

Process and Timing of Compensation Decisions

The Compensation Committee reviews and approves all compensation for the named executive officers. Recommendations regarding compensation for named executive officers other than the CEO are developed by the CEO in consultation with BDO. In making these recommendations, the CEO takes into consideration the Compensation

Comparative Data and evaluates the individual performance of each named executive officer and their respective contributions to the Company. The recommendations are then reviewed by the Compensation Committee, which may accept the recommendations or may make adjustments to the recommended compensation based on their own assessment of the individual’s performance and contributions to NuStar Energy.

As required by the Compensation Committee’s charter, the compensation of the CEO is reviewed and approved by the Compensation Committee based on the Compensation Comparative Data and discretionary adjustments may be made based upon their independent evaluation of the CEO’s performance and contributions.

Each July, the Compensation Committee reviews the named executive officers’ total compensation, including base salary and the target levels of annual incentive and long-term incentive compensation. Its review includes a comparison with competitive market data provided by BDO, an evaluation of the total compensation of the executive officer group from an internal equity perspective and reviews of reports on the compensation history of each executive. Based on these reviews and evaluations, the Compensation Committee establishes annual salary rates for executive officer positions for the upcoming 12-month period and sets target levels of annual incentive and long-term incentive compensation. Although the target levels are established in July, the long-term incentives are reviewed again at the time of grant, typically in the fourth quarter for unit options and restricted units and in the first quarter for performance units. The Compensation Committee may also review salaries or grant long-term incentive awards at other times during the year because of new appointments, promotions or other extraordinary circumstances.

The following table summarizes the approximate timing of some of our more significant compensation events:

Event	Timing
Establishing financial performance objectives for annual incentive bonus	First quarter
Review and certify financial performance for performance units granted in prior years; grant performance units	First quarter
Review base salaries for executive officers for the current year and targets for annual incentive bonus and long-term incentive grants	Third quarter
Consider grant of restricted unit and unit options to employees, officers and grant restricted units to directors	Fourth quarter; three business days after third quarter earnings releases (or as soon as practicable thereafter)
Setting meeting dates for action by the Compensation Committee for the upcoming year	Fourth quarter

Additional information regarding the timing of 2008 long-term incentive grants is discussed below under “Performance Units” and “Restricted Units.”

Elements of Executive Compensation

General

Our executive compensation programs consist of the following material elements:

•	base salaries;
•	annual incentive bonuses;
•	long-term equity-based incentives, including:
•	performance units;

•	restricted units;
•	unit options; and
•	medical and other insurance benefits, retirement benefits and other perquisites.

We chose these elements to remain competitive in attracting and retaining executive talent and to provide strong performance incentives that provide the potential for both current and long-term gains. We use base salary as the foundation for our executive compensation program. We believe that base salary should provide a fixed level of competitive pay that reflects the executive officer’s primary duties and responsibilities, as well as a foundation for incentive opportunities and benefit levels. Our annual incentive bonuses are designed to focus our executives on NuStar Energy’s attainment of key financial performance measures that we believe generate profitable annual operations and sustaining results. Our long-term equity incentive awards are designed to directly tie an executive’s financial reward opportunities with the rewards to unitholders, as measured by long-term unit price performance and payment of distributions. Throughout this Item 11, we use the term “Total Direct Compensation” to refer to the sum of an executive officer’s base salary, annual incentive bonus and long-term incentive awards for a particular fiscal year.

Relative Size of Elements of Compensation

In setting executive compensation, the Compensation Committee considers the aggregate amount of compensation payable to an executive officer and the form of the compensation. The Compensation Committee seeks to achieve the appropriate balance between immediate cash rewards for the achievement of company and personal objectives and long-term incentives that align the interests of our executive officers with those of our unitholders. The size of each element is based on competitive market practices, as well as company and individual performance.

The level of incentive compensation typically increases in relation to an executive officer’s responsibilities, with the level of incentive compensation for more senior executive officers being a greater percentage of total compensation than for less senior executives. The Compensation Committee believes that making a significant portion of an executive officer’s incentive compensation contingent on long-term unit price performance more closely aligns the executive officer’s interests with those of our unitholders.

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

The following table summarizes the relative size of base salary and incentive compensation targets for 2008 for each of our named executive officers:

Name	Target Percentage of Total Direct Compensation			TOTAL
	Base Salary	Annual Incentive Bonus	Long-Term Incentives
Curtis V. Anastasio	30	24	46	100
Bradley C. Barron	43	22	35	100
Steven A. Blank	43	22	35	100
James R. Bluntzer	43	22	35	100
Mary F. Morgan	43	22	35	100

Individual Performance and Personal Objectives

The Compensation Committee evaluates our named executive officers’ individual performance and performance objectives with input from our CEO. Our CEO’s performance is evaluated by the Compensation Committee in consultation with other members of the Board.

Assessment of individual performance may include objective criteria, but is a largely subjective process. The criteria used to measure an individual’s performance may include use of quantitative criteria (e.g., execution of projects within budget, improving an operating unit’s profitability, or timely completion of an acquisition or divestiture), as well as more qualitative factors, such as the executive officer’s ability to lead, ability to communicate and successful adherence to NuStar’s core values (i.e., environmental and workplace safety, integrity, work commitment, effective communication and teamwork). There are no specific weights given to any of these various elements of individual performance.

We use our evaluation of individual performance to supplement our objective compensation criteria and adjust an executive officer’s recommended compensation. For example, although an individual officer’s indicated bonus may be calculated to be $100,000, an individual performance evaluation might result in a reduction to $90,000 or increase to $120,000 of that indicated bonus.

Base Salaries

The base salaries for our executive officers are reviewed annually by the Compensation Committee based on recommendations of our CEO, with input from BDO and our compensation and benefits staff. Our CEO’s base salary is reviewed and approved by the Compensation Committee based on its review of recommendations by BDO and our compensation and benefits staff.

The competitiveness of base salaries for each executive position is determined by an evaluation of the compensation data described above. Base salaries may be adjusted to achieve what is determined to be a reasonably competitive level or to reflect promotions, the assignment of additional responsibilities, individual performance or the performance of NuStar Energy. Salaries are also periodically adjusted to remain competitive with the Compensation Comparative Data.

Beginning in July 2008, our named executive officers received the following adjustments to annualized base salaries, which the Compensation Committee considered necessary to achieve a reasonably competitive salary level in each case:

Name	Annualized Base Salary	July 2008 Increase to Prior Annualized Base Salary
Anastasio	$460,000	$23,200
Barron	265,000	31,000
Blank	331,000	12,968
Bluntzer	296,600	44,920
Morgan	296,600	12,160

Annual Incentive Bonus

Our named executive officers participate in a formal annual incentive plan in which all domestic company employees participate. Under the plan, the named executive officers can earn annual incentive bonuses based on the following three factors:

•

The individual’s position, which is utilized to determine a targeted percentage of annual base salary that may be awarded as incentive bonus. Generally, the target amount for the named executive officers is set following the analysis of market practices in the Compensation Comparator Group and a determination of the median bonus target available to comparable executives in those companies;

•	NuStar Energy’s attainment of specific quantitative financial goals, which are established by the Compensation Committee during the first quarter of the year; and
•	A discretionary evaluation by the Compensation Committee of both NuStar Energy’s performance and, in the case of the named executive officers, the individual executive’s performance.

The following table shows the percentage of each named executive officer’s annual base salary that represents his or her annual bonus target for the fiscal year ended December 31, 2008, before discretionary adjustments, as discussed below:

Name	Annual Incentive Bonus Target as a Percentage of Base Salary
Anastasio	80
Barron	50
Blank	50
Bluntzer	50
Morgan	50

Determination of Annual Incentive Target Opportunities

As stated above, each named executive officer has an annual incentive opportunity generally based on a stated percentage of his or her base salary. This target proportion is the annual incentive award for achieving a 100% score on our stated financial goal under the bonus plan. For example, Mr. Anastasio has a target annual incentive opportunity equal to 80% of his base annual salary. Mr. Anastasio’s annual salary rate beginning July 2008 was $460,000, and therefore, his target annual incentive opportunity for a 100% score was $368,000. In addition, the plan allows for the upward or downward adjustment of awards, based upon attainment of the financial goal, equal to a range of 0% to 200% of the target award. If we failed to reach at least the threshold level of performance for our financial goal, the participant would have earned an incentive award of $0. Likewise, if we had achieved the maximum level of performance for the financial goal, the participant could earn up to 200% of his target award.

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

The CEO develops individual incentive bonus recommendations based upon the methodology described above. In addition, both the CEO and the Compensation Committee may make adjustments to the recommended incentive bonus amounts based upon an assessment of an individual’s performance and contributions to NuStar Energy. The CEO and the Compensation Committee also review and discuss each executive bonus on a case-by-case basis, considering such factors as teamwork, leadership, individual accomplishments and initiative, and may adjust the bonus awarded to reflect these factors.

The grant level for the CEO is decided solely by the Compensation Committee, and the Compensation Committee may make discretionary adjustments to the calculated level of bonus based upon its independent evaluation of the CEO’s performance and contributions.

Company Performance Objectives

Prior to 2007, our annual all-employee incentive plan established performance goals in three principal financial areas:

•	NuStar Energy’s earnings per unit (EPU) compared to the target, threshold, and maximum performance levels, as established and approved by the Compensation Committee at the start of the plan year;
•

NuStar Energy’s total unitholder return (TUR), expressed as the total return to unitholders based upon the growth in the unit price as well as cash distributions to unitholders during the plan year, either (a) our TUR compared to a peer group or (b) as compared to a target, threshold, and maximum TUR established and approved by the Compensation Committee at the start of the plan year; and

•

NuStar Energy’s distributable cash flow (DCF) per unit (DCF Per Unit) compared to the target, threshold and maximum performance levels, as established and approved by the Compensation Committee at the start of the plan year.

In 2007, the Compensation Committee adopted DCF Per Unit versus a target as the sole 2007 bonus metric due to: (i) the nature of TUR as a long-term performance measure rather than as a bonus measure, (ii) the fact that management is already incentivized to focus on TUR through performance units, and (iii) an acknowledgement that, in the master limited partnership investment community, DCF is widely regarded as a significant determinant of unit price. In 2008, the Compensation Committee approved a change to a simple DCF metric, based on management’s recommendations and input from BDO. Management’s recommendation to move to a simple DCF target rather than DCF Per Unit is based on the fact that an increase to the distribution reduces DCF Per Unit (but not DCF) due to the operation of the incentive distribution rights held by NuStar GP Holdings. We believe that basing bonus on DCF more properly aligns our management’s interest with our unitholders’ interest in continuously increasing distributions in a prudent manner.

In February 2008, the Compensation Committee established NuStar Energy’s budgeted DCF for the upcoming year as a target and established corresponding levels of performance for which the incentive opportunity would be paid, such that if less than 90% of the target was attained, no bonus would be paid; if 90% of the target was attained, 50% of the incentive opportunity could be paid; if the target was achieved, 100% of the incentive opportunity could be paid; if 110% of the target was attained, 150% of the incentive opportunity could be paid; and if 120% or more of the target was attained, 200% of the incentive opportunity could be paid. In April 2008, the Compensation Committee adjusted the DCF target for 2008 upward to take NuStar Energy’s acquisition of CARCO’s East Coast asphalt assets into consideration.

Determination of Awards

For the 2008 annual incentive program, the Compensation Committee measured NuStar Energy’s DCF against the established target to determine the amount of incentive award earned. NuStar Energy’s DCF for 2008 would have resulted in payment of 165% of the incentive opportunity. This score was then adjusted for extraordinary items, such as asset divestitures, and the resulting adjusted 2008 DCF would have resulted in payment of 118% of the incentive opportunity.

Upon reviewing the 118% performance score and upon management’s recommendation, the Compensation Committee exercised its discretionary judgment regarding the plan and further adjusted the performance score downward to 100%. This resulted in each employee, including the named executive officers, having a potential annual incentive award equal to 100% of his or her target award. In making the 18% downward adjustment, the Compensation Committee took into consideration the overall unit price decline during 2008 and balanced our desire to recognize and reward our employees’ significant accomplishments with our commitment to fiscal discipline.

Name	Bonuses Paid For 2008
Anastasio	$368,000
Barron	132,500
Blank	165,500
Bluntzer	148,000
Morgan	148,000

Long-term Incentive Awards

We provide unit-based, long-term compensation for employees, including executives and directors, through our Second Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), which was approved by our unitholders on September 18, 2006. In previous years, we have provided such compensation under the NuStar GP, LLC Amended and Restated 2002 Unit Option Plan and the NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan. The 2000 LTIP provides for a variety of unit and unit-based awards, including unit options, restricted units and performance units. Performance units vest (become nonforfeitable) upon the achievement of an objective performance goal. Grants of restricted unit and unit options each vest over a period determined by the Compensation Committee.

Under the design of the long-term incentive award plan, each plan participant, including the named executive officers, are designated a target long-term incentive award expressed as a percentage of base salary. This percentage reflects the expected fair value of the awards to be granted in aggregate each year. In determining the expected fair value, BDO employed a projected value model to determine the value of long-term incentive grants, which requires first calculating the value of an award by projecting the growth in the fair market value of a unit and then calculating the present value of the expected gain at the end of five years.

For the named executive officers, the 2008 long-term incentive target percentages were established as follows:

Name	Long-Term Incentive Target Percentage
Anastasio	150
Barron	80
Blank	80
Bluntzer	80
Morgan	80

These target levels are based upon the Compensation Comparative Data provided by BDO and upon the Compensation Committee’s strategic decisions to allocate a percentage of award value to performance-based awards and a percentage to awards that focus on retention and increasing ownership levels of executive officers. In 2008, the target levels were allocated in the following manner for each individual:

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

Prior to 2007, we also awarded unit options to named executive officers and allocated awards of long-term components in approximate one-third increments among the three forms of awards: unit options, performance units and restricted units. In 2007, however, the Compensation Committee eliminated the grant of NuStar Energy unit options as a long-term incentive component and increased the percentage of restricted units granted. The Compensation Committee based its decision on the results of a comparison study of peer companies performed by its independent compensation consultant, BDO. This study showed that the use of three different forms of award in the executive long-term incentive program is not consistent with peer practice and may dilute the effectiveness of each component. The comparison also showed that, although the use of restricted units and performance units is consistent with peer practices, the use of unit options is not common among NuStar Energy’s peers as a recurring component of a long-term incentive compensation.

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

Restricted Units

Name	Restricted Units Granted in 2008
	NS	NSH
Anastasio	8,500	8,700
Barron	2,600	2,700
Blank	3,300	3,400
Bluntzer	2,900	3,000
Morgan	2,900	3,000

In 2008, the restricted units comprised approximately 70% of each executive’s total NuStar Energy long-term incentive target. The Compensation Committee presently expects to grant restricted units annually. Beginning in 2008, the executives’ long-term incentive targets included approximately 70% NuStar Energy L.P. restricted units and 30% NuStar GP Holdings, LLC restricted units (in both cases, calculated from an assumed unit value based on the average closing price for the business days in the last two weeks of August 2008, approximately two months prior to the grant date, and adjusted for the risk of forfeiture). Restricted units of NuStar GP Holdings, LLC were introduced into the compensation program to reflect the fact that the performance of NuStar GP Holdings is directly tied to the performance of NuStar Energy, due to the fact that NuStar GP Holdings’ sole asset is its interest in NuStar Energy. The restricted units all vest in equal increments on the anniversary of the grant date over five years. The grant of the NuStar GP Holdings, LLC restricted units, as well as the grant of the NuStar Energy L.P. restricted units, were approved in a joint meeting of the Compensation Committee and the compensation committee of NuStar GP Holdings’ Board of Directors

In 2008, the Compensation Committee and management made a determination that the grants for all employees, including management, and non-employee directors would be made as soon as administratively practicable after the third day following our third quarter earnings release.

Performance Units

Name	Performance Unit Grants in 2008
Anastasio	3,700
Barron	1,400
Blank	1,700
Bluntzer	1,400
Morgan	1,400

In 2008, performance units comprised approximately 30% of each of our named executive officers’ total NuStar Energy long-term incentive targets. 2006 was the first year the Compensation Committee awarded performance units, and for our current program, the Compensation Committee expects to award performance units annually. Performance units are earned only upon NuStar Energy’s achievement of an objective performance measure, TUR, as compared with a subset of the Compensation Comparative Group consisting of the first nine entities listed in the table above. These nine entities most closely track with our size and business, making their TUR performance most comparable with ours (the Peer Group). Further, while the Compensation Comparative Group represents the market in which we compete for executive talent, the smaller group selected for purposes of measuring relative TUR is representative of the market in which we compete for capital. The Compensation Committee believes this type of incentive award strengthens the tie between the named executive’s pay and our financial performance.

The number of performance units granted is determined by multiplying annual base salary rate by the Long-Term Incentive Target Percentage, and then multiplying that product by 30%. That product is then divided by the assumed value of an individual unit, which is the product of (x) the average unit price for the period of December 15 through December 31 (using the daily high and low prices) and (y) a factor that reflects the present value of the award and a risk that the award might be forfeited.

Each award is subject to vesting in three annual increments, based upon our TUR during rolling three-year periods that end on December 31 of each year following the date of grant. At the end of each performance period, our TUR is compared to the Peer Group and ranked by quartile. Executives then earn 0%, 50%, 100% or 150% of that portion of the initial grant amount that is vesting, depending upon whether our TUR is in the last, 3rd, 2nd or 1st quartile, respectively, and they earn 200% if we rank highest in the group. Amounts not earned in a given performance period can be carried forward for one additional performance period and up to 100% of the carried amount can still be earned, depending upon the quartile achieved for that subsequent period. For the performance period ended December 31, 2008, our performance ranked third in the group, placing NuStar Energy in the third quartile of the group for the rolling three-year period, which results in vesting of the 2008 performance units available to vest in 2009 at the 50% level. Additionally, based on NuStar Energy’s position in the last quartile of the peer group for the performance period ended December 31, 2007, previously granted performance units that were available for vesting in 2008 vested at 0%. Under the terms of the performance unit grant agreements, the applicable performance units that failed to vest in 2008 carried over and vested in 2009 at the 50% level. The remaining 50% of the carried-forward performance units were forfeited.

Employment Agreements

On December 15, 2008, the Compensation Committee entered into an employment agreement (the Employment Agreement) and a retention bonus agreement (the Retention Agreement) with Ms. Morgan in connection with her appointment to the office of Senior Vice President – European Operations of the Company. Ms. Morgan will be seconded to the Company’s U.K. affiliates to oversee NuStar Energy’s European operations.

Under the Employment Agreement, beginning January 1, 2009, Ms. Morgan will receive an annual base salary of $320,000, to be adjusted as necessary for tax equalization purposes; an annual incentive bonus based upon achievement of certain performance measures established by the Compensation Committee each year; long-term incentive awards, including restricted units of NuStar Energy and/or NuStar Holdings, unit options of NuStar Energy and/or NuStar Holdings, and performance units of NuStar Energy, each as determined by the Compensation Committee each year; participation in the Company’s Excess Thrift Plan, to the extent applicable; and standard health and other benefits. The Employment Agreement includes terms related to protection of confidential information and 12-month non-competition and non-solicitation covenants. The Employment Agreement is for a term of two years.

Pursuant to the Retention Agreement, Ms. Morgan was paid a lump sum bonus in the amount of $500,000 (the Retention Bonus), pre-tax, in December 2008. If Ms. Morgan voluntarily terminates her employment or the Company terminates Ms. Morgan for “cause” (as defined in the Retention Agreement) prior to December 17, 2010, she will be required to pay back a portion of the Retention Bonus determined by a fraction, the numerator of which will be twenty-four (24) minus the number of full months Ms. Morgan was employed during the two-year period, and the denominator of which will be twenty-four (24).

Perquisites and Other Benefits

Perquisites

In 2008, we provided only minimal perquisites to our executive officers. Mr. Anastasio receives reimbursement for club membership dues. Mr. Anastasio, Mr. Barron and Mr. Blank receive federal income tax preparation services. Executives are eligible to receive liability insurance (personal liability insurance and coverage under NuStar Energy’s directors and officers liability insurance policies). For more information on perquisites, see the Summary Compensation Table and its footnotes.

Other Benefits

We provide other benefits, including medical, life, dental and disability insurance in line with competitive market conditions. Our named executive officers are eligible for the same benefit plans provided to our other employees, including our Thrift Plan and insurance and supplemental plans chosen and paid for by employees who desire additional coverage.

Executive officers and other employees whose compensation exceeds certain limits are eligible to participate in non-qualified excess benefit programs whereby those individuals can choose to make larger contributions than allowed under the qualified plan rules and receive correspondingly higher benefits. These plans are described below under “–Post-Employment Benefits.”

Post-Employment Benefits

Pension Plans

For a discussion of our pension plans, including the Excess Pension Plan and the Supplemental Executive Retirement Plan, please see narrative description accompanying the Pension Benefits table below of this item.

Nonqualified Deferred Compensation Plans

Excess Thrift Plan

The Excess Thrift Plan provides unfunded benefits to those employees of NuStar GP, LLC whose annual additions under the NuStar GP, LLC Thrift Plan are subject to the limitations on such annual additions as provided under §415 of the Internal Revenue Code of 1986, as amended (the Code), and/or who are constrained from making maximum contributions under the Thrift Plan by §401(a)(17) of the Code, which limits the amount of an employee’s annual compensation which may be taken into account under that plan. The Excess Thrift Plan is comprised of two separate components, consisting of (1) an “excess benefit plan” as defined under §3(36) of The Employee Retirement Income Security Act of 1974, as amended (ERISA) and (2) a plan that is maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. Each component of the Excess Thrift Plan consists of a separate plan for purposes of Title I of ERISA. To the extent a participant’s annual total compensation exceeds the compensation limits for the calendar year under §401(a)(17) of the Code ($230,000 for 2008), the participant’s excess thrift plan account is credited with that number of hypothetical NuStar Energy L.P. units that could have been purchased with the difference between:

•

The total company matching contributions that would have been credited to the participant’s account under the NuStar GP, LLC Thrift Plan had the participant’s contributions not been reduced pursuant to §401; and

•	The actual company matching contributions credited to such participant’s account.

Mr. Anastasio, Mr. Barron, Mr. Blank, Mr. Bluntzer and Ms. Morgan participated in the Excess Thrift Plan in 2008.

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

Impact of Accounting and Tax Treatments

Accounting Treatment

NuStar Energy’s financial statements include the expense for awards of NuStar Energy L.P. unit options and restricted units to NuStar GP, LLC employees and directors and the expense for awards of NuStar GP Holdings, LLC unit options and restricted units to NuStar GP, LLC employees, as we are obligated to pay for all costs of NuStar GP, LLC’s employees working on our behalf in accordance with the Services Agreement described below in Item 13. Certain Relationships and Related Transactions and Director Independence. Under the Services Agreement, 1% of NuStar GP, LLC’s domestic unit compensation expense is charged back to NuStar GP Holdings.

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

NuStar GP Holdings accounts for restricted units awarded to employees of NuStar GP, LLC at fair value in accordance with FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). NuStar GP Holdings estimates the fair value of restricted units equal to the market price at the grant date. The resulting compensation expense is recognized over the vesting period.

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

Non-employee Director Unit Ownership Guidelines

Non-employee directors are expected to acquire and hold during their service as a NuStar GP, LLC board member NuStar Energy L.P. units and/or NuStar GP Holdings, LLC units with an aggregate value of at least $50,000. Directors have five years from their initial election to the Board to meet the target unit ownership guidelines, and they are expected to continuously own sufficient units to meet the guidelines, once attained.

Officer Unit Ownership Guidelines

Unit ownership guidelines for officers of NuStar GP, LLC are as follows:

Officer	Value of NuStar Energy L.P. Units and/or NuStar GP Holdings, LLC Units Owned
President	3.0x Base Salary
Senior Vice Presidents	2.0x Base Salary
Vice Presidents	1.0x Base Salary

Our officers are expected to meet the applicable guideline within five years and continuously own sufficient units to meet the guideline, once attained.

Prohibition on Insider Trading and Speculation on NuStar Energy L.P. or NuStar GP Holdings, LLC Units

We have established policies prohibiting our officers, directors and employees from purchasing or selling either NuStar Energy L.P. or NuStar GP Holdings, LLC securities while in possession of material, nonpublic information, or otherwise using such information for their personal benefit or in any manner that would violate applicable laws and regulations. Our outside directors, officers and certain other employees are prohibited from trading in either NuStar Energy L.P. or NuStar GP Holdings, LLC securities for the period beginning on the last business day of each calendar quarter through the second business day following our disclosure of our quarterly or annual financial results. In addition, our policies prohibit our officers, directors and employees from speculating in the either NuStar Energy L.P. or NuStar GP Holdings, LLC units, which includes short selling (profiting if the market price of our units decreases), buying or selling publicly traded options (including writing covered calls), hedging or any other type of derivative arrangement that has a similar economic effect. Our directors, officers and certain other employees are also required to receive management consent before they enter into margin loans or other financing arrangements that may lead to the ownership or other rights to their NuStar Energy L.P. or NuStar GP Holdings, LLC securities being transferred to a third party.

EXECUTIVE COMPENSATION

The tables listed below, which appear in the following sections of this report, provide information required by the SEC regarding the compensation we paid for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 to our President & CEO, CFO and our other most highly compensated executive officers (our named executive officers or NEOs). Except as noted below, we have used captions and heading in these tables in accordance with the SEC regulations requiring these disclosures. The footnotes to these tables provide important information to explain the values presented in the tables and are an important part of our disclosures related to our executive compensation.

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

SUMMARY COMPENSATION TABLE

FOR FISCAL YEAR ENDED DECEMBER 31, 2008

The following table provides a summary of compensation paid for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, to NuStar GP, LLC’s CEO, CFO and to its three other most highly compensated executive officers. The table shows amounts earned by such persons for services rendered to NuStar GP, LLC in all capacities in which they served.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Unit Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(7)	Total ($)
Curtis V. Anastasio President and CEO	2008	448,400	368,000	295,135	119,121	0	172,039(5)	41,159	1,443,854
	2007	428,400	393,120	168,408	14,646	0	46,806(5)	39,568	1,090,948
	2006	385,000	320,000	165,754	250,737	0	338,020(6)	35,481	1,495,352
Bradley C. Barron Senior Vice President, General Counsel and Corporate Secretary	2008	249,500	132,500	68,614	51,517	0	26,079(5)	18,931	547,141
	2007	221,167	175,500	23,222	7,903	0	13,771(5)	15,669	457,232
	2006	178,196	102,400	19,601	6,474	0	24,511(6)	18,258	349,363
Steven A. Blank Senior Vice President, CFO and Treasurer	2008	324,516	165,500	160,497	152,289	0	137,330(5)	73,227	1,013,359
	2007	311,916	238,524	93,718	18,724	0	36,731(5)	24,150	723,763
	2006	299,900	195,172	91,387	96,103	0	303,953(6)	21,670	1,008,725
James R. Bluntzer Senior Vice President- Operations	2008	273,840	148,000	113,281	127,192	0	150,751(5)	21,172	834,236
	2007	246,840	195,000	62,950	15,638	0	135,018(5)	20,208	675,654
	2006	231,000	154,880	57,153	48,107	0	212,397(6)	19,683	723,100
Mary F. Morgan Senior Vice President- European Operations	2008	290,200	648,000(2)	193,019	0	0	54,397(5)	12,655	1,198,291
	2007	278,970	195,000	248,169	263,640	0	31,628(5)	19,758	1,037,165
	2006	265,971	140,032	84,827	8,223	0	44,719(6)	18,780	562,552

Footnotes appear on the following page.

(1)

2008 bonus amounts were paid in February 2009 with respect to 2008 performance. 2007 bonus amounts were paid in January 2008 with respect to 2007 performance. 2006 bonus amounts reported were paid in January 2007 with respect to 2006 performance. Bonuses were determined taking into consideration the individual executive’s targets, the executive’s performance and NuStar Energy’s performance in the applicable year, as described above under “Compensation Disclosure & Analysis- Annual Incentive Bonus.”

(2)	The amount reported includes a $500,000 retention bonus. Please see “Compensation Disclosure & Analysis- Employment Agreements.”

(3)

The amounts reported represent the dollar amounts recognized by NuStar Energy for financial statement reporting purposes for the fiscal year ended December 31, 2006, December 31, 2007 or December 31, 2008, as applicable. The amounts relate to grants of restricted NuStar Energy L.P. units and NuStar Energy L.P. performance units. Beginning in 2008, the amounts also include dollar amounts recognized with respect to restricted NuStar GP Holdings, LLC units. Please see “Compensation Discussion and Analysis- Impact of Accounting and Tax Treatment- Accounting Treatment” above in this item for more information.

Since grants to officers who are 55 or over are recognized immediately rather than over the course of the grant, the dollar amounts shown for those officers is much larger in the year of grant (and/or the year in which they turn 55) than the dollar amounts shown for officers who are under 55, even for the same number of restricted units granted. This front-loading of recognition can make comparisons between the officers difficult. For example, in 2008, NuStar Energy immediately recognized the entire FAS 123R value of Ms. Morgan’s 2008 grants, including her grant of restricted NuStar GP Holdings, LLC, or $58,200. Since Mr. Bluntzer is not yet 55 years old, even though he received the same number of restricted NuStar GP Holdings, LLC as Ms. Morgan, NuStar Energy recognized only $1,754 with respect to Mr. Bluntzer’s grant.

(4)

The amounts reported represent the dollar amounts recognized by NuStar Energy for financial statement purposes for the fiscal year ended December 31, 2006, December 31, 2007 or December 31, 2008, as applicable. The amounts relate to grants of options to purchase NuStar Energy L.P. units and options to purchase NuStar GP Holdings, LLC units. Please see “Compensation Discussion and Analysis- Impact of Accounting and Tax Treatment- Accounting Treatment” above in this item for more information.

Since grants to officers who are 55 or over are recognized immediately rather than over the course of the grant, the dollar amounts shown for those officers is much larger in the year of grant (and/or the year in which they turn 55) than the dollar amounts shown for officers who are under 55, even for the same number of unit options granted. This front-loading of recognition can make comparisons between the officers difficult. For example, in 2007, NuStar Energy immediately recognized the entire FAS 123R value of the 2007 grant to Ms. Morgan of options to purchase NuStar GP Holdings, LLC units, or $257,165. In 2008, since these options were recognized in the prior year, NuStar Energy recognized nothing with respect to that grant on its financial statements.

Amounts reported with respect to 2008 are the dollar amounts recognized by NuStar Energy for financial statement purposes relating to the grants of options to purchase NuStar GP, Holdings, LLC units. In 2008, the following amounts were recognized with respect to the NuStar Energy unit options for each of the named executive officers. Except in the case of Ms. Morgan, these amounts are negative, and nothing is reflected in the above table with respect to these negative values.

Name	Amount Recognized
Anastasio	($306,240)
Barron	(3,854)
Blank	(102,993)
Bluntzer	(50,530)
Morgan	12,419

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

Name	Year	(A)	(B)	TOTAL
Anastasio	2008	$172,039	$0	$172,039
	2007	46,806	0	46,806
Barron	2008	26,079	0	26,079
	2007	13,771	0	13,771

Blank	2008	137,330	0	137,330
	2007	36,731	0	36,731
Bluntzer	2008	150,751	0	150,751
	2007	135,019	0	135,019
Morgan	2008	54,397	0	54,397
	2007	31,628	0	31,628

(6)

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

Name	(A)	(B)	TOTAL
Anastasio	$338,020	$0	$338,020
Barron	24,511	0	24,511
Blank	303,953	0	303,953
Bluntzer	212,397	0	212,397
Morgan	44,719	0	44,719

(7)	The amounts reported in this column for 2008 consist of the following for each officer:

Name	Club Dues	Company Contribution to Thrift Plan	Company Contribution to Excess Thrift Plan	Tax Preparation	Personal Liability Insurance	Life Insurance Premiums	Payment of Cash Value of Split-Dollar Insurance Policy		Cash Payment of Unused Flex Dollars (b)	Executive Health Exams (c)	TOTAL
Anastasio	7,032	13,800	13,188	797	1,417	3,276	0		1,649	0	41,159
Barron	0	10,333	4,637	797	1,417	649	0		0	1,098	18,931
Blank	0	12,300	7,232	797	1,417	3,276	47,107	(a)	0	1,098	73,227
Bluntzer	0	11,750	4,729	0	1,417	3,276	0		0	0	21,172
Morgan	0	7,822	55	0	1,417	1,652	0		611	1,098	12,655
(a)

The amount reported is the payment of the cash value of a “split-dollar” life insurance policy paid by NuStar Energy to Mr. Blank in 2008. The policy was carried over by Valero Energy after its acquisition of Ultramar Diamond Shamrock Corporation (UDS) in 2001. Mr. Blank was an employee of UDS. Valero Energy transferred the policy to NuStar Energy after the separation in 2006.

(b)	The amount reported is the unused portion of NuStar Energy-provided dollars for health and welfare benefits.
(c)	The amount reported is the difference between the value of executive health exams made available to NuStar Energy officers and the value of NuStar Energy’s all-employee wellness assessments.

GRANTS OF PLAN-BASED AWARDS

FOR FISCAL YEAR ENDED DECEMBER 31, 2008

The following table provides further information regarding the grants of plan-based awards to the named executive officers.

Name	Grant Date	Date of approval by Comp Committee	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Un)	Grant Date Fair Value of Unit and Unit Option Awards ($)
			Threshold (#)	Target (#)	Maximum (#)
Anastasio	01/24/08(1)	01/24/08	0	3,700	7,400	-	-	-	193,473	(4)
	11/06/08(2)	10/22/08	-	-	-	8,700	-	-	168,780	(5)
	11/06/08(3)	10/22/08	-	-	-	8,500	-	-	377,485	(6)
Barron	01/24/08(1)	01/24/08	0	1,400	2,800	-	-	-	73,206	(4)
	11/06/08(2)	10/22/08	-	-	-	2,700	-	-	52,380	(5)
	11/06/08(3)	10/22/08	-	-	-	2,600	-	-	115,466	(6)
Blank	01/24/08(1)	01/24/08	0	1,700	3,400	-	-	-	88,893	(4)
	11/06/08(2)	10/22/08	-	-	-	3,400	-	-	65,960	(5)
	11/06/08(3)	10/22/08	-	-	-	3,300	-	-	146,553	(6)
Bluntzer	01/24/08(1)	01/24/08	0	1,400	2,800	-	-	-	73,206	(4)
	11/06/08(2)	10/22/08	-	-	-	3,000	-	-	58,200	(5)
	11/06/08(3)	10/22/08	-	-	-	2,900	-	-	128,789	(6)
Morgan	01/24/08(1)	01/24/08	0	1,400	2,800	-	-	-	73,206	(4)
	11/06/08(2)	10/22/08	-	-	-	3,000	-	-	58,200	(5)
	11/06/08(3)	10/22/08	-	-	-	2,900	-	-	128,789	(6)

Footnotes:

(1)

Performance units were awarded by the Board, upon recommendation of the Compensation Committee, on January 24, 2008. Each award is subject to vesting in three annual increments, based upon our TUR during rolling three-year periods that end on December 31 of each year following the date of grant. At the end of each performance period, our TUR is compared to the Peer Group and ranked by quartile. Executives then earn 0%, 50%, 100% or 150% of that portion of the initial grant amount that is vesting, depending upon whether our TUR is in the last, 3rd, 2nd or 1st quartile, respectively, and they earn 200% if we rank highest in the group. Amounts not earned in a given performance period can be carried forward for one additional performance period and up to 100% of the carried amount can still be earned, depending upon the quartile achieved for that subsequent period. For the performance period ended December 31, 2008, our performance ranked in the third quartile of the group and 50% of the eligible units were vested.

(2)

Restricted units of NuStar GP Holdings, LLC were approved by the Compensation Committee of NuStar GP Holdings on October 22, 2008, and the grant date for these restricted units was set at that time for the date as soon as practicable after the third business day after NuStar GP Holdings’ quarterly earnings release. NuStar GP Holdings’ earnings release date was October 23, 2008. The restricted units vest 1/5 annually over five years beginning on the first anniversary of the grant date.

(3)

Restricted units of NuStar Energy were granted by the Compensation Committee on October 22, 2008. The restricted units vest 1/5 annually over five years beginning on the first anniversary of the grant date.

(4)

The grant date fair value for performance units was determined by multiplying the number of performance units that were granted by the NYSE closing unit price of our units on the date of grant, $52.29.

(5)

The grant date fair value for restricted units was determined by multiplying the number of NuStar GP Holdings, LLC restricted units that were granted by the NYSE closing unit price of NuStar GP Holdings, LLC units on the date of grant, $19.40.

(6)	The grant date fair value for restricted units was determined by multiplying the number of restricted units that were granted by the NYSE closing unit price of our units on the date of grant, $44.41.

OUTSTANDING EQUITY AWARDS

AT DECEMBER 31, 2008

The following table provides further information regarding our named executive officers’ unexercised unit options, unvested restricted units and unvested performance units as of December 31, 2008. The value of NuStar Energy restricted units reported below is equal to $41.06, the NuStar Energy L.P. closing price on the NYSE on December 31, 2008. The value of the NuStar GP Holdings, LLC restricted units reported below is equal to $17.68, the NuStar GP Holdings, LLC closing price on the NYSE on December 31, 2008.

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)
	14,000(1)	0	-	38.22	03/22/2012	-	-	-	-
	10,000(2)	0	-	36.30	09/23/2012	-	-	-	-
	11,800(3)	0	-	45.35	10/29/2013	-	-	-	-
Anastasio	7,700(4)	1,925	-	56.51	10/28/2014	-	-	-	-
	8,070(5)	5,380	-	57.51	10/27/2012	-	-	-	-
	4,400(6)	6,600	-	55.92	11/02/2013	-	-	-	-
	0(7)	56,300	-	31.55	11/16/2014	-	-	-	-
	-	-	-	-	-	19,352(9)	794,593	-	-
	-	-	-	-	-	8,700(10)	153,816	-	-
	-	-	-	-	-	9,193(11)	377,465	-	-
	1,280(3)	0	-	45.35	10/29/2013	-	-	-	-
	1,580(4)	395	-	56.51	10/28/2014	-	-	-	-
Barron	840(6)	1,260	-	55.92	11/02/2013	-	-	-	-
	0(7)	35,000	-	31.55	11/16/2014	-	-	-	-
	-	-	-	-	-	5,566(12)	228,540	-	-
	-	-	-	-	-	2,700(10)	47,736	-	-
	-	-	-	-	-	2,440(13)	100,186	-	-
	3,333(1)	0	-	38.22	03/22/2012	-	-	-	-
	3,333(2)	0	-	36.30	09/23/2012	-	-	-	-
	8,700(3)	0	-	45.35	10/29/2013	-	-	-	-
Blank	5,500(4)	1,375	-	56.51	10/28/2014	-	-	-	-
	4,335(5)	2,890	-	57.51	10/27/2012	-	-	-	-
	2,050(6)	3,075	-	55.92	11/02/2013	-	-	-	-
	0(7)	41,000	-	31.55	11/16/2014	-	-	-	-
	-	-	-	-	-	8,676(14)	356,237	-	-
	-	-	-	-	-	3,400(10)	60,112	-	-
	-	-	-	-	-	4,390(15)	180,253
	4,500(1)	0	-	38.22	03/22/2012	-	-	-	-
	2,675(3)	0	-	45.35	10/29/2013	-	-	-	-
	1,980(4)	495	-	56.51	10/28/2014	-	-	-	-
Bluntzer	3,240(5)	2,160	-	57.51	10/27/2012	-	-	-	-
	1,620(6)	2,430	-	55.92	11/02/2013	-	-	-	-
	0(7)	35,000	-	31.55	11/16/2014	-	-	-	-

	-	-	-	-	-	7,152(16)	293,661	-	-
	-	-	-	-	-	3,000(10)	53,040	-	-
	-	-	-	-	-	3,480(17)	142,889	-	-
	2,640(8)	1,760	-	60.25	07/01/2012	-	-	-	-
	2,430(5)	1,620	-	57.51	10/27/2012	-	-	-	-
Morgan	1,150(6)	1,725	-	55.92	11/02/2013	-	-	-	-
	0(7)	35,000	-	31.55	11/16/2014	-	-	-	-
	-	-	-	-	-	7,294(18)	299,492	-	-
	-	-	-	-	-	3,000(10)	53,040	-	-
	-	-	-	-	-	2,896(19)	118,910	-	-

Footnotes on following page.

Footnotes:

(1)	Options granted March 22, 2002 vested in 1/3 increments over three years, beginning on the first anniversary of the date of grant.
(2)	Options granted September 23, 2002 vested in 1/3 increments over three years, beginning on the first anniversary of the date of grant.
(3)	Options granted October 29, 2003 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(4)	Options granted on October 28, 2004 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(5)	Options granted on October 27, 2005 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(6)	Options granted on November 2, 2006 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(7)	Options of NuStar GP Holdings granted November 16, 2007 vest in 1/3 increments over three years, beginning on the third anniversary of the date of grant.
(8)	Options granted July 1, 2005 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(9)

Mr. Anastasio’s restricted NuStar Energy L.P. units consist of: 770 restricted units granted October 28, 2004; 1,800 restricted units granted October 27, 2005; 2,514 restricted units granted November 2, 2006; 5,768 restricted units granted November 16, 2007; and 8,500 restricted units granted November 6, 2008. All of Mr. Anastasio’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(10)	The restricted NuStar GP Holdings, LLC units were granted November 6, 2008, which vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(11)

Mr. Anastasio’s unvested NuStar Energy L.P. performance units were granted January 26, 2006, January 25, 2007 and January 24, 2008 and vest annually in 1/3 increments over three years beginning on the first anniversary of their grant date. The performance units are payable in NuStar Energy L.P.’s units. Upon vesting, the performance units are converted into a number of NuStar Energy L.P. units based on NuStar Energy’s TUR during rolling three-year periods that end of December 31 of each year following the date of grant. At the end of each performance period, NuStar Energy’s TUR is compared to the Peer Group and ranked by quartile. Holders of the performance units then earn 0%, 50%, 100% or 150% of that portion of the initial grant that is vesting, depending upon whether NuStar Energy’s TUR is in the last, third, second or first quartile, respectively; holders earn 200% if NuStar Energy is the highest ranking entity in the Peer Group. For the period ended December 31, 2006, NuStar Energy’s TUR was in the second quartile of it and the Peer Group, which resulted in a 100% vest for participants. Mr. Anastasio received a total of 947 units for the 2006 performance period. For the period ended December 31, 2007, NuStar Energy’s TUR was in the fourth quartile of it and the Peer Group, which resulted in no vesting for participants. Mr. Anastasio received no vested performance units for the 2007 period. For the period ended December 31, 2008, NuStar’s TUR was in the third quartile of it and the Peer Group, which resulted in a 50% vest for participants. Mr. Anastasio received a total of 2,763 units for the 2008 performance period.

(12)

Mr. Barron’s restricted NuStar Energy L.P. units consist of: 86 restricted units granted October 28, 2004; 480 restricted units granted November 2, 2006; 2,400 restricted units granted November 16, 2007; and 2,600 restricted units granted November 6, 2008. All of Mr. Barron’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(13)

Mr. Barron’s unvested NuStar Energy L.P. performance units were granted and vest in accordance with Footnote (11) above. For the 2006 period, Mr. Barron received a total of 180 units. For the 2007 period, Mr. Barron received no vested performance units. For the 2008 period, Mr. Barron received a total of 639 units.

(14)

Mr. Blank’s restricted NuStar Energy L.P. units consist of: 550 restricted units granted October 28, 2004; 968 restricted units granted October 27, 2005; 1,170 restricted units granted November 2, 2006; 2,688 restricted units granted November 16, 2007; and 3,300 restricted units granted November 6, 2008. All of Mr. Blank’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(15)

Mr. Blank’s unvested NuStar Energy L.P. performance units were granted and vest in accordance with the description in Footnote (11) above. For the 2006 period, Mr. Blank received a total of 510 units. For the 2007 period, Mr. Blank received no vested performance units. For the 2008 period, Mr. Blank received a total of 1,350 units.

(16)

Mr. Bluntzer’s restricted NuStar Energy L.P. units consist of: 198 restricted units granted October 28, 2004; 724 restricted units granted October 27, 2005; 930 restricted units granted November 2, 2006; 2,400 restricted units granted November 16, 2007; and 2,900 restricted units granted November 6, 2008. All of Mr. Bluntzer’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(17)

Mr. Bluntzer’s unvested NuStar Energy L.P. performance units were granted and vest in accordance with Footnote (11) above. For the 2006 period ended December 31, 2006, Mr. Bluntzer received a total of 380 units. For the 2007 period, Mr. Bluntzer received no vested performance units. For the 2008 period, Mr. Bluntzer received a total of 1,054 units.

(18)

Ms. Morgan’s restricted NuStar Energy L.P. units consist of: 800 restricted units granted July 1, 2005; 540 restricted units granted October 27, 2005; 654 restricted units granted November 2, 2006; 2,400 restricted units granted November 16, 2007; and 2,900 restricted units granted November 6, 2008. All of Ms. Morgan’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(19)

Ms. Morgan’s unvested NuStar Energy L.P. performance units were granted and vest in accordance with Footnote (11) above. For the 2006 period, Ms. Morgan received a total of 284 units. For the 2007 period, Ms. Morgan received no vested performance units. For the 2008 period, Ms. Morgan received a total of 827 units.

OPTION EXERCISES AND UNITS VESTED

IN YEAR ENDED DECEMBER 31, 2008

The following table provides further information regarding option exercises by our named executive officers, and the vesting of restricted units and performance units held by our named executive officers, during 2008.

	Option Awards(1)		Unit Awards(2)
Name	Number of Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)(8)
Anastasio	-	-	4,020(3)	174,042
Barron	-	-	912(4)	39,453
Blank	-	-	2,148(5)	92,933
Bluntzer	-	-	1,580(6)	68,371
Morgan	-	-	1,488(7)	65,793

Footnotes:

(1)	None of the named executive officers exercised options in 2008.
(2)	While these columns would typically include both performance and restricted unit vestings in 2008, there were no performance unit vestings in 2008.
(3)

Mr. Anastasio’s units vested in 2008 as follows: 900 units on October 27, 2008; 770 units on October 28, 2008, 70 units on October 29, 2008; 838 units on November 2, 2008; and 1,442 units on November 16, 2008.

(4)	Mr. Barron’s units vested in 2008 as follows: 86 units on October 28, 2008; 66 units on October 29, 2008; 160 units on November 2, 2008; and 600 units on November 16, 2008.
(5)

Mr. Blank’s units vested in 2008 as follows: 484 units on October 27, 2008; 550 units on October 28, 2008; 52 units on October 29, 2008; 390 units on November 2, 2008; and 672 units on November 16, 2008.

(6)

Mr. Bluntzer’s units vested in 2008 as follows: 362 units on October 27, 2008; 198 units on October 28, 2008; 110 units on October 29, 2008; 310 units on November 2, 2008; and 600 units on November 16, 2008.

(7)	Ms. Morgan’s units vested in 2008 as follows: 400 units on July 1, 2008; 270 units on October 27, 2008; 218 units on November 2, 2008; and 600 units on November 16, 2008.
(8)

The value realized on vesting was calculated by multiplying the closing price of NuStar Energy L.P. units on the NYSE on the date of vesting by the number of units vested. The closing prices of the applicable dates are as follows:

Vesting Date	Closing Price ($)
July 1, 2008	47.40
October 27, 2008	42.00
October 28, 2008	43.33
October 29, 2008	44.09
November 2, 2008 (close 10/31)	46.14
November 16, 2008 (close 11/14)	42.39

POST-EMPLOYMENT COMPENSATION

PENSION BENEFITS

FOR YEAR ENDED DECEMBER 31, 2008

The following table provides information regarding the accumulated benefits of our named executive officer under NuStar GP, LLC’s pension plans during the year ended December 31, 2008.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit($)(1)	Payments During Last Fiscal Year
Anastasio	NuStar GP, LLC Pension Plan	2.5	45,288	0
	NuStar GP, LLC Excess Pension Plan	-	98,061	0
	NuStar GP, LLC Supplemental Executive Retirement Plan	7.0	335,055	0
Barron	NuStar GP, LLC Pension Plan	2.5	23,541	0
	NuStar GP, LLC Excess Pension Plan	8.0	34,338	0
	NuStar GP, LLC Supplemental Executive Retirement Plan	-	-	0
Blank	NuStar GP, LLC Pension Plan	2.5	50,216	0
	Excess Pension Plan	-	61,679	0
	Supplemental Executive Retirement Plan	7.0	245,314	0
Bluntzer	NuStar GP, LLC Pension Plan	2.5	49,929	0
	Excess Pension Plan	32.7	517,730	0
	Supplemental Executive Retirement Plan	-	-	0
Morgan	NuStar GP, LLC Pension Plan	2.5	59,311	0
	Excess Pension Plan	3.5	64,203	0
	Supplemental Executive Retirement Plan	-	-	0

Footnotes:

(1)

The present values stated above were calculated using the same interest rate and mortality table that we use for valuations under FASB Statement No. 87 for financial reporting purpose. The present values as of December 31, 2008 were determined using: (a) a 7.13% discount rate, and (b) the plans’ earliest unreduced retirement age (i.e., age 62). The present values reflect postretirement mortality rates based on the RP2000 Combined Healthy Mortality Table Projected by Scale AA to 2015. No decrements were included for preretirement termination, mortality or disability. Where applicable, lump sums were determined based on a 6.38% interest rate and the mortality table prescribed by the Internal Revenue Service in Revenue Ruling 2007-67 and updated by IRS Notice 2008-85 for 2008 distributions.

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

Under an agreement between the companies, Valero Energy will pay pension benefits to eligible NuStar GP, LLC employees for their years of service with Valero Energy under the Valero Energy pension plan, and the employee’s highest annual salary will be determined with regard to service with NuStar GP, LLC after July 1, 2006 until the individual commences a benefit under the Valero Energy pension plan or terminates employment with NuStar GP, LLC. For more information about the Valero Energy Pension Plan, please see Valero Energy’s annual report on Form 10-K for the year ended December 31, 2008 and its 2009 annual proxy statement. The Pension Plan is intended to be a qualified plan under, and subject to, relevant provisions of the Code and the Employee Retirement Income Security Act of 1974, as amended (ERISA).

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

Mr. Anastasio and Mr. Blank participate in the SERP.

NONQUALIFIED DEFERRED COMPENSATION

FOR YEAR ENDED DECEMBER 31, 2008

The following table provides additional information regarding contributions by NuStar GP, LLC and each of our named executive officers under our non-qualified defined contribution and other deferred compensation plans during the year ended December 31, 2008. The table also presents each named executive officer’s withdrawals, earnings and year-end balances in such plans. Please see the descriptions of our Excess Thrift Plan and the Frozen Nonqualified 401(k) Plan above in “Compensation Discussion and Analysis- Post-Employment Benefits.”

Name	Executive Contributions in 2008 ($)(1)	Registrant Contributions in 2008 ($)(2)	Aggregate Earnings in 2008 ($)(3)	Aggregate Withdrawals/ Distributions ($)(4)	Aggregate Balance at December 31, 2008 ($)(5)
Anastasio	0	13,188	0	0	290,949
Barron	0	4,637	0	0	4,654
Blank	0	7,232	0	0	793,611
Bluntzer	0	4,729	0	0	6,295
Morgan	0	55	0	0	3,890

Footnotes:

(1)	The executives made no contributions to our plans in 2008.
(2)

Amounts reported represent our contributions to our Excess Thrift Plan. All of the amounts included in this column are included within the amounts reported as “All Other Compensation” for 2008 in the Summary Compensation Table.

(3)

Amounts include the earnings (excluding dividends, if any), if any, of the executives’ respective account in (as applicable) our Excess Thrift Plan and our Frozen Nonqualified 401(k) Plan. In each case, the executives’ respective Excess Thrift Plan and, if applicable, Frozen Nonqualified 401(k) Plan had negative aggregate earnings in 2008, as set forth below.

Name	Aggregate Earnings
Anastasio	-82,183
Barron	-247
Blank	-465,282
Bluntzer	-472
Morgan	-1,111

(4)	The executives made no withdrawals from and received no distributions under our plans in 2008.
(5)	Amounts include the aggregate balance, if any, of the executives’ respective account in (as applicable) our Excess Thrift Plan and our Frozen Nonqualified 401(k) Plan.

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

For purposes of these agreements, a “change of control” means any of the following (subject to additional particulars as stated in the agreements):

•	the acquisition by an individual, entity or group of beneficial ownership of 40% of NuStar GP Holdings’ voting interests;
•	the failure of NuStar GP Holdings to control NuStar GP, LLC, NuStar Energy’s general partner, Riverwalk Logistics, L.P., or all of the general partner interests of NuStar Energy;
•	Riverwalk Logistics, L.P. ceases to be NuStar Energy’s general partner or Riverwalk Logistics, L.P. is no longer controlled by either NuStar GP, LLC or one of its affiliates;
•	the acquisition of more than 50% of all voting interests of NuStar Energy then outstanding;
•	certain consolidations or mergers of NuStar GP Holdings;
•	certain consolidations or mergers of NuStar Energy;
•	sale of all or substantially all of the assets of NuStar GP Holdings to anyone other than its affiliates;
•	sale of all or substantially all of the assets of NuStar Energy to anyone other than its affiliates; or
•	change in the composition of the NuStar GP Holdings board of directors so that fewer than a majority of those directors are “incumbent directors” as defined in the agreement.

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

The following table discloses the amounts payable to our named executive officers under the different circumstances relating to a change of control; however, if the executive’s employment is terminated for “cause,” then the executive will not receive any benefits or compensation other than any accrued salary or vacation pay that remained unpaid through the date of termination, and, therefore, there is no presentation of termination for “cause” in the table below. Except as noted below, the table assumes that a change of control occurred on December 31, 2008, and that the executive’s employment was terminated on that date.

PAYMENTS UNDER CHANGE OF CONTROL SEVERANCE AGREEMENTS

Executive Benefits and Payments	Termination of Employment by the Company Other Than for “Cause” or Disability, or by the Executive for “Good Reason” (2)	Termination of Employment because of Death or Disability (3)	Termination by the Executive Other Than for “Good Reason” (4)	Continued Employment Following Change of Control (5)
Salary (1) Anastasio Barron Blank Bluntzer Morgan	$1,380,000 530,000 662,000 593,200 593,200	$0 0 0 0 0	$0 0 0 0 0	(5)
Bonus (1) Anastasio Barron Blank Bluntzer Morgan	$1,179,360 351,000 477,048 390,000 390,000	$393,120 175,500 238,524 195,000 195,000	$393,120 175,500 238,524 195,000 195,000	(5)
Pension, Excess Pension, and SERP Benefits Anastasio Barron Blank Bluntzer Morgan	$552,014 121,158 214,604 437,290 205,831	$0 0 0 0 0	$0 0 0 0 0	(5)
Contributions under Defined Contribution Plans Anastasio Barron Blank Bluntzer Morgan	$153,562 52,860 68,343 58,992 58,992	$0 0 0 0 0	$0 0 0 0 0	(5)
Health and Welfare Plan Benefits Anastasio Barron Blank Bluntzer Morgan	(6) $76,164 28,311 47,333 32,364 39,049	$0 0 0 0 0	$0 0 0 0 0	(5)

Executive Benefits and Payments	Termination of Employment by the Company Other Than for “Cause” or Disability, or by the Executive for “Good Reason” (2)	Termination of Employment because of Death or Disability (3)	Termination by the Executive Other Than for “Good Reason” (4)	Continued Employment Following Change of Control (5)
Accelerated Vesting of Unit Options (7) Anastasio Barron Blank Bluntzer Morgan	$0 0 0 0 0	$0 0 0 0 0	$0 0 0 0 0	$0 0 0 0 0
Accelerated Vesting of Restricted Units (8) Anastasio Barron Blank Bluntzer Morgan	$948,409 276,276 416,349 346,701 352,532	$948,409 276,276 416,349 346,701 352,532	$948,409 276,276 416,349 346,701 352,532	$948,409 276,276 416,349 346,701 352,532
Accelerated Vesting of Performance Units (9) Anastasio Barron Blank Bluntzer Morgan	$370,484 113,161 172,329 139,152 123,826	$370,484 113,161 172,329 139,152 123,826	$370,484 113,161 172,329 139,152 123,826	$370,484 113,161 172,329 139,152 123,826
280G Tax Gross-Up (10) Anastasio Barron Blank Bluntzer Morgan	$0 812,698 0 0 0	$0 0 0 0 0	$0 0 0 0 0	$0 0 0 0 0
Totals Anastasio Barron Blank Bluntzer Morgan	$4,659,993 2,275,604 2,058,006 1,997,699 1,763,430	$1,712,013 564,937 827,202 680,853 671,358	$1,712,013 564,937 827,202 680,853 671,358	$1,712,013 564,937 827,202 680,853 671,358

Footnotes:

(1)

Per SEC regulations, for purposes of this analysis we assumed each executive’s compensation at the time of each triggering event to be as stated below. The listed salary is the executive’s actual annualized rate of pay as of December 31, 2008. The listed bonus amount represents the highest bonus earned by the executive in any of the fiscal years 2006, 2007 or 2008 (the three years prior to the assumed change of control):

name	annual salary	bonus
Anastasio	$460,000	$393,120
Barron	265,000	175,500
Blank	331,000	238,524
Bluntzer	296,600	195,000
Morgan	296,600	195,000

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

(7)

The amounts stated in the table below represent the gross value of previously unvested unit options derived by multiplying (x) the difference between the closing price of NuStar Energy L.P.’s units or NuStar GP Holdings, LLC units, as applicable, on the NYSE on December 31, 2008 and the options’ exercise prices, times (y) the number of unvested unit options.

Name	Gross Value of Previously Unvested Options
Anastasio	-997,199
Barron	-510,276
Blank	-683,149
Bluntzer	-564,740
Morgan	-571,123

(8)

The amounts stated in the table represent the gross value of previously unvested restricted units, derived by multiplying (x) the number of units whose restrictions lapsed because of the change of control, and (y) the closing price of NuStar Energy L.P.’s units or NuStar GP Holdings, LLC’s units, as applicable, on the NYSE on December 31, 2008.

(9)

The amounts stated in the table represent the product of (x) the number of performance units whose vesting was accelerated because of the change of control, times (y) the closing price of NuStar Energy L.P.’s units on the NYSE on December 31, 2008. Based upon 2008 performance, 50% of the performance units were awarded. For the remainder of the performance period, the 2009 and 2010 fiscal years, 200% of the performance units would be awarded because of the change of control assumed here.

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

COMPENSATION OF DIRECTORS

DIRECTOR COMPENSATION (2008)

The following table provides a summary of compensation paid for the year ended December 31, 2008, to the Board. The table shows amounts earned by such persons for services rendered to NuStar GP, LLC in all capacities in which they served.

Name and Principal Position	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William E. Greehey	81,495	70,416	0	0	n/a	0	151,911
Curtis V. Anastasio	(2)	(2)	(2)	(2)	(2)	(2)	(2)
J. Dan Bates	69,750	70,085	0	0	n/a	0	139,835
Dan J. Hill	69,341	73,041	0	0	n/a	0	142,382
Stan L. McLelland	49,750	74,127	0	0	n/a	0	123,877
Rodman D. Patton	74,876	73,041	0	0	n/a	0	147,917

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
(3)

Represents dollar amounts recognized by NuStar Energy for financial statement reporting purposes for the fiscal year ended December 31, 2008. Please see “Compensation Discussion and Analysis- Impact of Accounting and Tax Treatment- Accounting Treatment” above in this item for more information.

As of December 31, 2008, each director holds the following aggregate number of restricted unit and option awards:

Name	Aggregate # of Restricted Units	Aggregate # of Unit Options
William E. Greehey	1,725	0
Curtis V. Anastasio	*	*
J. Dan Bates	1,770	0
Dan J. Hill	1,725	0
Stan L. McLelland	1,725	0
Rodman D. Patton	1,725	0

*  Mr. Anastasio’s aggregate holdings are disclosed above in the Outstanding Equity Awards at December 31, 2008.

During 2008, non-employee directors received a retainer fee of $45,000 per year, plus $1,250 for each Board and committee meeting attended in person and $500 for each Board and committee meeting attended telephonically. Directors who serve as chairperson of a committee receive an additional $10,000 annually. Each director is also reimbursed for expenses of meeting attendance. Directors who are employees of NuStar GP, LLC receive no compensation (other than reimbursement of expenses) for serving as directors. The Chairman of the Board receives an additional retainer fee of $30,000 per year. The Chairman of the Board receives no fees for attending committee meetings.

NuStar GP, LLC supplements the compensation paid to non-employee directors with an annual grant of restricted units valued at $50,000 that vests in equal annual installments over a three-year period. We believe this annual grant of restricted units increases the non-employee directors’ identification with the interests of NuStar Energy L.P.’s unitholders through ownership of NuStar Energy L.P. units. Upon a non-employee director’s initial election to the Board, the director will receive a grant of restricted units equal to the pro-rated amount of the annual grant of restricted units from the time of his or her election through the next annual grant of restricted units.

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

Compensation Committee

The Compensation Committee reviews and reports to the Board on matters related to compensation strategies, policies and programs, including certain personnel policies and policy controls, management development, management succession and benefit programs. The Compensation Committee also approves and administers NuStar Energy’s equity compensation plans and incentive bonus plan. The Board has adopted a written charter for the Compensation Committee. The members of the Compensation Committee are Dan J. Hill (Chairman), J. Dan Bates and Rodman D. Patton, none of whom is a current or former employee or officer of NuStar GP, LLC. The Compensation Committee met five times in 2008.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth ownership of NuStar Energy L.P. units and NuStar GP Holdings, LLC units by directors and executive officers of NuStar GP, LLC as of December 31, 2008. Unless otherwise indicated in the notes to the table, each of the named persons and members of the group has sole voting and investment power with respect to the units shown:

Name of Beneficial Owner (a)	Units Beneficially Owned (b)(c)	Units under Exercisable Options (d)	Percentage of Outstanding Units (c)	NuStar GP Holdings, LLC Units Beneficially Owned	NuStar GP Holdings, LLC Units under Exercisable Options	Percentage of Outstanding Units (e)

William E. Greehey	622,487	0	1.14%	6,878,920	0	16.17%
Curtis V. Anastasio	52,553	55,970	*	58,915	0	*
J. Dan Bates	3,559	0	*	2,000	0	*
Dan J. Hill	7,156	0	*	8,000	0	*
Stan McLelland	4,568	0	*	14,807	0	*
Rodman D. Patton	11,306	0	*	10,000	0	*
Bradley C. Barron	7,316	3,700	*	6,500	0	*
Steven A. Blank	26,040	27,251	*	40,400	0	*
James R. Bluntzer	10,535	14,051	*	28,000	0	*
Mary F. Morgan	11,979	6,220	*	3,500	0	*
Thomas R. Shoaf	4,134	2,495	*	3,300	0	*

All directors and executive officers as a group (11 persons)	761,633	109,687	1.60%	7,107,436	0	16.72%

*	Indicates that the percentage of beneficial ownership does not exceed 1% of the class.

(a)	The business address for all beneficial owners listed above is 2330 North Loop 1604 West, San Antonio, Texas 78248.
(b)

As of December 31, 2008, 54,460,549 NuStar Energy L.P. units were issued and outstanding. There are no classes of equity securities of NuStar Energy outstanding other than the units. The calculation for Percentage of Outstanding units includes units listed under the captions “Units Beneficially Owned” and “Units under Exercisable Options.”

(c)

Includes restricted units issued under NuStar Energy’s long-term incentive plans. Restricted units granted under NuStar GP, LLC’s long-term incentive plans may not be disposed of until vested. Does not include units that could be acquired under options, which information is set forth in the next column.

(d)	Consisting of units that may be acquired within 60 days of December 31, 2008 through the exercise of unit options.
(e)

As of December 31, 2008, 42,548,983 NuStar GP Holdings, LLC’s units were issued and outstanding. No executive officer or director owns any class of equity securities of NuStar GP Holdings other than common units. The calculation for Percentage of Outstanding Units includes units listed under the captions “NuStar GP Holdings, LLC Units Beneficially Owned” and “NuStar GP Holdings, LLC Units under Exercisable Options.”

Except as otherwise indicated, the following table sets forth certain information as of December 31, 2008 with respect to each entity known to us to be the beneficial owner of more than 5% of our outstanding units.

Name and Address of Beneficial Owner	Units	Percentage of Units (b)
NuStar GP Holdings(a) 2330 North Loop 1604 West San Antonio, Texas 78248	10,250,054	18.5%

(a)

NuStar GP Holdings owns the units through its wholly owned subsidiaries, NuStar GP, LLC and Riverwalk Holdings, LLC. NuStar GP Holdings controls voting and investment power of the units through these wholly owned subsidiaries.

(b)	Assumes 54,460,549 units outstanding.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about NuStar GP, LLC’s equity compensation plans, which are described in further detail in Note 15 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data:”

Plan categories	Number of Securities to be issued upon exercise of outstanding unit options, warrants and rights	Weighted-Average exercise price of outstanding unit options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans

Equity Compensation Plans approved by security holders	1,059,179	48.73	471,117
Equity Compensation Plans not approved by security holders	439,516	49.01	260,484	(a)

(a)

As of December 31, 2008, options to purchase 765 NuStar Energy L.P. units remained available for grant under the 2002 Unit Option Plan. As of December 31, 2008, 259,719 units remained available for grant under the 2003 Employee Unit Incentive Plan.

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

Effective on September 16, 2007, NuStar Logistics entered into an assignment and assumption agreement (the Assignment) with Valero Energy, pursuant to which NuStar Logistics, L.P. assumed certain of Valero Energy’s obligations under a letter agreement between Valero Energy and Mr. Greehey regarding his resignation from employment with Valero Energy (the Letter Agreement). Under the Letter Agreement, Valero Energy agreed to provide Mr. Greehey with “off-site office facilities and secretarial and other office services reasonably commensurate with Mr. Greehey’s position as retired CEO of Valero Energy (the Office Services). Since we moved our headquarters out of Valero Energy’s corporate headquarters in April 2007, we have provided office space for Mr. Greehey, the cost of which we billed to Valero Energy. In order to further simplify the relationship between us and Valero Energy, we assumed responsibility for the Office Services, for which Valero Energy paid us $1.2 million, the operating expense associated with providing Office Services to Mr. Greehey. The Conflicts Committee, consisting of the disinterested members of the Board, approved the Assignment on August 24, 2007.

On April 24, 2008, the independent directors of NuStar GP, LLC approved the adoption of a Services Agreement, effective January 1, 2008, between NuStar GP, LLC and NuStar Energy (the Services Agreement). The Services Agreement provides that NuStar GP, LLC will furnish all services necessary for the conduct of the business of NuStar Energy, and NuStar Energy will reimburse NuStar GP, LLC for all payroll and related benefit costs, including pension and unit-based compensation costs, other than the expenses allocated to NuStar Holdings (the Holdco Administrative Services Expense). For fiscal year 2008, the Holdco Administrative Services Expense was equal to $750,000, plus 1.0% of NuStar GP, LLC’s domestic employee bonus and unit compensation expense for the 2008 fiscal year. For the 2009 fiscal year and each fiscal year thereafter, the Holdco Administrative Services Expense is equal to $1.1 million (as adjusted), plus 1.0% of NuStar GP, LLC’s domestic employee bonus and unit compensation expense for the applicable fiscal year. The Holdco Administrative Services expense is subject to adjustment (a) by an annual amount equal to NuStar GP, LLC’s annual merit increase percentage for the most recently completed contract year and (b) for changed levels of services due to expansion of operations through, among other things, expansion of operations, acquisitions or the construction of new businesses or assets. The Services Agreement will terminate December 31, 2012, with automatic two-year renewals unless terminated by either party on six months’ written notice.

RIGHTS OF NUSTAR GP HOLDINGS

Due to its ownership of NuStar GP, LLC and Riverwalk Holdings, LLC, as of December 31, 2008, NuStar GP Holdings indirectly owns:

•	the 2% general partner interest in NuStar Energy, through its indirect 100% ownership interest in Riverwalk Logistics, L.P.;
•	100% of the incentive distribution rights issued by us, which entitles NuStar GP Holdings to receive increasing percentages of the cash we distribute, currently at the maximum percentage of 23%; and
•	10,250,054 NuStar Energy L.P. units representing a 18.5% limited partner interest in NuStar Energy.

Certain of our officers are also officers of NuStar GP Holdings. Our Chairman, William E. Greehey, is also the Chairman of NuStar GP Holdings. NuStar GP Holdings appoints NuStar GP, LLC’s directors. NuStar GP, LLC’s board is responsible for overseeing NuStar GP, LLC’s role as the owner of the general partner of NuStar Energy. NuStar GP Holdings must also approve matters that have or would have reasonably expected to have a material effect on NuStar GP Holdings’ interests as one of our major unitholders.

NuStar Energy’s partnership agreement requires that NuStar GP, LLC maintain a Conflicts Committee, composed entirely of independent directors, to review and resolve certain potential conflicts of interest between Riverwalk Logistics, L.P. and its affiliates, on one hand, and NuStar Energy, on the other hand.

DIRECTOR INDEPENDENCE

Our business is managed under the direction of the Board of NuStar GP, LLC, the general partner of Riverwalk Logistics, L.P., the general partner of NuStar Energy. The Board conducts its business through meetings of the Board and its committees. During 2008, the Board held ten meetings. No member of the Board attended less than 75% of the meetings of the Board and committees of which he was a member.

The Board has standing Audit and Compensation committees. Each committee has a written charter. The committees of the Board and the number of meetings held by the committees in 2008 are described below.

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

William E. Greehey, Chairman of the Board, retired as CEO of Valero Energy at the end of 2005. He remained Chairman of Valero Energy’s board of directors until January 2007. Valero Energy is a customer of NuStar Energy, accounting for approximately 8% of total revenues for the year ended December 31, 2008. Mr. Greehey also serves as the Chairman of the NuStar GP Holdings board of directors.

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

The Audit and Compensation committees of the Board are each composed entirely of directors who meet the independence requirements of the NYSE listing standards. Each member of the Audit Committee also meets the additional independence standards for Audit Committee members set forth in the regulations of the SEC.

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

NuStar GP, LLC’s Corporate Governance Guidelines contain the director qualification standards, including the guidelines listed above, and are available on NuStar Energy’s internet website at http://www.nustarenergy.com (in the “Investor Relations” section) or are available in print upon request to NuStar GP, LLC’s Corporate Secretary at the address indicated on the cover page of this annual report on Form 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG FEES FOR FISCAL YEAR 2008

Audit Fees

The aggregate fees for fiscal year 2008 for professional services rendered by KPMG for the audit of the annual financial statements for the year ended December 31, 2008 included in this Form 10-K, review of NuStar Energy’s interim financial statements included in NuStar Energy’s 2008 Forms 10-Q, the audit of the effectiveness of NuStar Energy’s internal control over financial reporting as of December 31, 2008 and related services that are normally provided by the principal auditor (e.g., comfort letters and assistance with review of documents filed with the SEC) were $2,097,546.

Audit-related Fees

The aggregate fees for the fiscal year 2008 for assurance and related services rendered by KPMG that are reasonably related to the performance of the audit or review of NuStar Energy’s financial statements and not reported in the preceding caption were $245,000. The fees related primarily to audit fees incurred for Kaneb benefit plans and the audit of assets and operations acquired from CITGO Asphalt Refining Company on March 20, 2008.

Tax Fees

The aggregate fees for the fiscal year 2008 for professional services rendered by KPMG for tax compliance, tax advice and tax planning were $23,895.

All Other Fees

The aggregate fees for the fiscal year 2008 for services rendered by KPMG, other than the services reported under the preceding captions, were $0.

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

None of the services (described above) for 2007 or 2008 provided by KPMG were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following consolidated financial statements of NuStar Energy L.P. and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

Management’s Report on Internal Control over Financial Reporting

Reports of independent registered public accounting firm (KPMG LLP)

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

	(3)	Exhibits

Filed as part of this Form 10-K are the following:

Exhibit Number	Description	Incorporated by Reference to the Following Document

2.01	Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P., Riverwalk Logistics, L.P., Valero GP, LLC, VLI Sub A LLC and Kaneb Services LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed November 4, 2004 (File No. 001-16417), Exhibit 99.1

2.02	Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P., Riverwalk Logistics, L.P., Valero GP, LLC, VLI Sub B LLC and Kaneb Pipe Line Partners, L.P. and Kaneb Pipe Line Company LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed November 4, 2004 (File No. 001-16417), Exhibit 99.2

3.01	Certificate of Formation of UDS Logistics, LLC	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed on March 31, 2006 (File No. 333-132917), Exhibit 3.01

3.02	Certificate of Amendment to Certificate of Formation of UDS Logistics, LLC	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed on March 31, 2006 (File No. 333-132917), Exhibit 3.03

3.03	Amended and Restated Certificate of Limited Partnership of Valero L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.3

3.04	Amendment to Amended and Restated Certificate of Limited Partnership of Valero L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-16417), Exhibit 3.01

Exhibit Number	Description	Incorporated by Reference to the Following Document
3.05	Third Amended and Restated Agreement of Limited Partnership of Valero L.P.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 3.1

3.06	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Valero L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2003 (File No. 001-16417), Exhibit 4.3

3.07	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of July 1, 2005	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.01

3.08	Certificate of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.4

3.09	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.5

3.10	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-16417, Exhibit 3.03

3.11	Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.9

3.12	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.10

3.13	Certificate of Limited Partnership of Riverwalk Logistics, L.P.	NuStar Energy L.P.’s Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.7

3.14	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

3.15	Certificate of Formation of Valero GP, LLC	NuStar Energy L.P.’s Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.9

3.16	Amendment to Certificate of Formation of Valero GP, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-16417, Exhibit 3.02

Exhibit Number	Description	Incorporated by Reference to the Following Document
3.17	Certificate of Amendment to Certificate of Formation of Valero GP, LLC	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.14

3.18	First Amended and Restated LLC Agreement of Shamrock Logistics GP, LLC	NuStar Energy L.P.’s Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.10

3.19	First Amendment to First Amended and Restated Limited Liability Company Agreement of Valero GP, LLC	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.15

3.20	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

4.01	Indenture, dated July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.1

4.02	First Supplemental Indenture, dated as of July 15, 2002, to Indenture dated July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to 6 7/8% Senior Notes Due 2012	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.2

4.03	Second Supplemental Indenture, dated as of March 18, 2003, to Indenture dated July 15, 2002, as amended and supplemented by a First Supplemental Indenture thereto dated as of July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee (including, form of global note representing $250,000,000 6.05% Senior Notes due 2013)	NuStar Energy L.P.’s Current Report on Form 8-K filed May 9, 2003 (File No. 001-16417), Exhibit 4.1

4.04	Third Supplemental Indenture, dated as of July 1, 2005, to Indenture dated July 15, 2002, as amended and supplemented, among Valero Logistics Operations, L.P.; Valero L.P.; Kaneb Pipe Line Operating Partnership, L.P.; and The Bank of New York	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.02

Exhibit Number	Description	Incorporated by Reference to the Following Document
4.05	Instrument of Resignation, Appointment and Acceptance, dated March 31, 2008, among NuStar Logistics, L.P., NuStar Energy L.P., Kaneb Pipeline Operating Partnership, L.P. The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association	*

4.06	Indenture, dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (Senior Debt Securities)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.03

4.07	First Supplemental Indenture, dated as of February 21, 2002, to Indenture dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 7.750% Senior Unsecured Notes due 2012)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.04

4.08	Second Supplemental Indenture, dated as of August 9, 2002 and effective as of April 4, 2002, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P.; Statia Terminals Canada Partnership; and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.05

4.09	Third Supplemental Indenture, dated and effective as of May 16, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P.; Statia Terminals Canada Partnership; and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.06

4.10	Fourth Supplemental Indenture, dated and effective as of May 27, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 5.875% Senior Unsecured Notes due 2013)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.07

4.11	Fifth Supplemental Indenture, dated and effective as of July 1, 2005, to Indenture dated as of February 21, 2002, as amended and supplemented, among Kaneb Pipe Line Operating Partnership, L.P.; Valero L.P.; Valero Logistics Operations, L.P.; and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.08

Exhibit Number	Description	Incorporated by Reference to the Following Document
4.12	Instrument of Resignation, Appointment and Acceptance, dated June 30, 2008, among NuStar Pipeline Operating Partnership L.P., NuStar Energy L.P., NuStar Logistics, L.P. The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association	*

4.13	Registration Rights Agreement, dated March 18, 2003, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and the initial purchasers of Valero Logistics Operations, L.P. 6.05% Senior Notes due 2013	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.10

10.01	5-Year Revolving Credit Agreement dated as of December 10, 2007 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Suntrust Bank, as Syndication Agent, and Barclays Bank PLC and Mizuho Corporate Bank Ltd., as Co-Documentation Agents	NuStar Energy L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16417), Exhibit 10.01

+10.02	NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-16417), Exhibit 10.03

+10.03	Form of Unit Option Agreement under the Amended and Restated Employee Unit Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.18

+10.04	NuStar GP, LLC Amended and Restated 2002 Unit Option Plan, amended and restated as of April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-16417), Exhibit 10.02

+10.05	NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-16417), Exhibit 10.01

+10.06	Form of Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.03

+10.07	Form of Unit Option Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.02

+10.08	Form of Performance Unit Agreement under the NuStar GP, LLC Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 26, 2006 (File No. 001-16417), Exhibit 10.02

Exhibit Number	Description	Incorporated by Reference to the Following Document
+10.09	Form of Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.02

+10.10	NuStar Energy L.P. Bonus Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.18

+10.11	Change of Control Severance Agreement by and among Valero GP, LLC, Valero L.P. and Curtis V. Anastasio, dated November 6, 2006.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.05

+10.12	Form of Change of Control Severance Agreement by and among Valero GP, LLC, Valero L.P. and each of the other executive officers of Valero GP, LLC	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.06

10.13	Pipelines and Terminals Usage Agreement by and among Ultramar Diamond Shamrock Corporation, Shamrock Logistics Operations, L.P., Shamrock Logistics, L.P., Riverwalk Logistics, L.P. and Shamrock Logistics GP, LLC, dated April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001, Exhibit 10.6

10.14	Fourth Amended and Restated Services Agreement among Diamond Shamrock Refining and Marketing Company, Valero L.P., Valero Logistics Operations, L.P., Riverwalk Logistics, L.P. and Valero GP, LLC, effective as of December 22, 2006	NuStar Energy L.P.’s Current Report on Form 8-K filed December 22, 2006 (File No. 001-16417), Exhibit 10.01

10.15	Contribution Agreement by and among Valero Refining Company–California, UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2002 (File No. 001-16417), Exhibit 10.13

10.16	Contribution Agreement by and among Valero Refining Company–Texas, L.P., UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2002 (File No. 001-16417), Exhibit 10.14

10.17	Contribution Agreement by and among Valero Pipeline Company, UDS Logistics, LLC, Valero L.P., Valero GP, Inc. and Valero Logistics Operations, L.P. dated as of March 6, 2003	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2002 (File No. 001-16417), Exhibit 10.15

Exhibit Number	Description	Incorporated by Reference to the Following Document
10.18	Handling and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.1

10.19	Amendment Number One to the Handling and Throughput Agreement between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., effective as of April 27, 2004	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2004 (File No. 001-16417), Exhibit 10.3

10.20	Throughput Commitment Agreement by and among Valero Marketing and Supply Company, Valero Logistics Operations, L.P. and Valero L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.4

10.21	Terminalling Agreement (Edinburg) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.5

10.22	Terminalling Agreement (Houston Asphalt) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.6

10.23	Terminalling Agreement (Hobby Airport) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.7

10.24	Terminalling Agreement (Placedo) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.8

10.25	Terminalling Agreement (San Antonio East) between Valero Marketing and Supply Company and Valero Logistics Operations, L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.9

10.26	Terminal Services Agreement executed September 20, 2006, between Valero Logistics Operations, L.P. and Valero Marketing and Supply Company	NuStar Energy L.P.’s Current Report on Form 8-K filed October 3, 2006 (File No. 001-16417), Exhibit 10.01

10.27	Non-Compete Agreement between Valero GP Holdings, LLC, Valero L.P., Riverwalk Logistics, L.P. and Valero GP, LLC, effective as of July 19, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.03

Exhibit Number	Description	Incorporated by Reference to the Following Document
10.28	Services Agreement, effective January 1, 2008, between NuStar GP, LLC and NuStar Energy L.P.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008 (File No. 001-16417), Exhibit 10.01

10.29	NuStar GP, LLC Excess Pension Plan, amended and restated effective January 1, 2008	*

10.30	NuStar GP, LLC Excess Thrift Plan, amended and restated effective January 1, 2008	*

10.31	NuStar GP, LLC Supplemental Executive Retirement Plan, amended and restated effective January 1, 2008	*

10.32	NuStar GP, LLC Short-Term Incentive Plan	NuStar Energy L.P.’s Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.4

10.33	NuStar GP, LLC Intermediate-Term Incentive Plan	NuStar Energy L.P.’s Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.9

10.34	Sale and Purchase Agreement, dated as of November 5, 2007, by and between CITGO Asphalt Refining Company and NuStar Asphalt Refining, LLC	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.37

10.35	Aircraft Time Sharing Agreement, dated December 10, 2007, between NuStar Logistics, L.P. and William E. Greehey	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.38

12.01	Statement of Computation of Ratio of Earnings to Fixed Charges	*

14.01	Code of Ethics for Senior Financial Officers	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2003, Exhibit 14.1

21.01	List of subsidiaries of NuStar Energy L.P.	*

23.01	Consent of KPMG LLP, dated February 27, 2009	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)	*

Exhibit Number	Description	Incorporated by Reference to the Following Document
32.01	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)	*

99.01	Audit Committee Pre-Approval Policy	*

99.02	Report of Independent Registered Public Accountants, Balance Sheet—December 31, 2008 and Notes to Balance Sheet-- December 31, 2008 of NuStar GP Holdings, LLC	*

*	Filed herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(c) of Form 10-K.

Copies of exhibits filed as a part of this Form 10-K may be obtained by unitholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct inquiries to Corporate Secretary, NuStar Energy L.P., 2330 North Loop 1604 West, San Antonio, Texas 78248.

Disclosures Required by Section 303A.12 of the NYSE Listed Company Manual. Section 303A.12 of the NYSE Listed Company Manual requires the CEO of each listed company to certify to the NYSE each year that he or she is not aware of any violation by the listed company of any of the NYSE corporate governance listing standards. The CEO of NuStar Energy L.P. submitted the required certification without qualification to the NYSE as of March 20, 2008. In addition, the CEO certification and the chief financial officer’s certification required by Section 302 of the Sarbanes-Oxley Act of 2002 (the SOX 302 Certifications) with respect to NuStar Energy L.P.’s disclosures in its Form 10-K for the year ended December 31, 2007 were filed as Exhibit 31.01 to NuStar Energy L.P.’s Form 10-K for the year ended December 31, 2007. The SOX 302 Certifications with respect to NuStar Energy L.P.’s disclosures in its Form 10-K for the year ended December 31, 2008 are being filed as Exhibit 31.01 to this Form 10-K.

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
February 27, 2009

By:		/s/ Steven A. Blank
(Steven A. Blank)
Senior Vice President, Chief Financial Officer and Treasurer
February 27, 2009

By:		/s/ Thomas R. Shoaf
(Thomas R. Shoaf)
Vice President and Controller
February 27, 2009

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

Signature	Title	Date

/s/ William E. Greehey (William E. Greehey)	Chairman of the Board	February 27, 2009

/s/ Curtis V. Anastasio (Curtis V. Anastasio)	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/ Steven A. Blank (Steven A. Blank)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2009

/s/ Thomas R. Shoaf (Thomas R. Shoaf)	Vice President and Controller (Principal Accounting Officer)	February 27, 2009

/s/ J. Dan Bates (J. Dan Bates)	Director	February 27, 2009

/s/ Dan J. Hill (Dan J. Hill)	Director	February 27, 2009

/s/ Stan McLelland (Stan McLelland)	Director	February 27, 2009

/s/ Rodman D. Patton (Rodman D. Patton)	Director	February 27, 2009