Form 10-Q
period 2009-03-31
NuStar Energy L.P.
filed 2009-05-07
CIK 1110805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of common units outstanding as of May 1, 2009 was 54,460,549.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,866	$45,375
Accounts receivable, net of allowance for doubtful accounts of $1,167 and $1,174 as of March 31, 2009 and December 31, 2008, respectively	156,206	178,216
Inventories	338,294	220,574
Other current assets	51,884	42,321

Total current assets	559,250	486,486

Property, plant and equipment, at cost	3,521,295	3,507,573
Accumulated depreciation and amortization	(597,330)	(565,749)

Property, plant and equipment, net	2,923,965	2,941,824
Intangible assets, net	49,772	51,704
Goodwill	808,261	806,330
Investment in joint venture	69,626	68,813
Deferred income tax asset	9,668	12,427
Other long-term assets, net	84,586	92,013

Total assets	$4,505,128	$4,459,597

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$713	$713
Accounts payable	202,016	145,963
Payable to related party	5,638	3,441
Notes payable	20,533	22,120
Accrued interest payable	22,074	22,496
Accrued liabilities	27,582	37,454
Taxes other than income taxes	16,046	15,333
Income taxes payable	2,836	4,504

Total current liabilities	297,438	252,024

Long-term debt, less current portion	1,902,964	1,872,015
Long-term payable to related party	6,629	6,645
Deferred income tax liability	26,811	27,370
Other long-term liabilities	96,772	94,546
Commitments and contingencies (Note 5)

Partners’ equity:
Limited partners (54,460,549 common units outstanding as of March 31, 2009 and December 31, 2008)	2,147,648	2,173,462
General partner	47,132	47,801
Accumulated other comprehensive loss	(20,266)	(14,266)

Total partners’ equity	2,174,514	2,206,997

Total liabilities and partners’ equity	$4,505,128	$4,459,597

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Service revenues	$182,652	$180,116
Product sales	451,352	412,658

Total revenues	634,004	592,774

Costs and expenses:
Cost of product sales	416,795	393,009
Operating expenses:
Third parties	72,562	64,129
Related party	30,760	24,321

Total operating expenses	103,322	88,450
General and administrative expenses:
Third parties	7,596	6,261
Related party	14,868	9,822

Total general and administrative expenses	22,464	16,083
Depreciation and amortization expense	35,989	30,046

Total costs and expenses	578,570	527,588

Operating income	55,434	65,186
Equity earnings from joint ventures	2,313	2,201
Interest expense, net	(20,470)	(16,865)
Other income, net	8,604	9,909

Income before income tax expense	45,881	60,431
Income tax expense	6,526	4,562

Net income	$39,355	$55,869

Net income per unit applicable to limited partners (Note 10)	$0.58	$1.01

Weighted average limited partner units outstanding	54,460,549	49,409,749

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$39,355	$55,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	35,989	30,046
Amortization of debt related items	(1,707)	(1,586)
Gain on sale or disposition of assets	(28)	(4,250)
Provision for deferred income taxes	2,967	585
Equity earnings from joint ventures	(2,313)	(2,201)
Distributions of equity earnings from joint ventures	1,500	500
Changes in current assets and current liabilities (Note 11)	(53,600)	(83,382)
Other, net	124	1,596

Net cash provided by (used in) operating activities	22,287	(2,823)

Cash Flows from Investing Activities:
Reliability capital expenditures	(5,942)	(7,704)
Strategic and other capital expenditures	(22,364)	(32,782)
Acquisition of East Coast Asphalt Operations	—	(655,962)
Proceeds from sale or disposition of assets	114	4,360
Proceeds from insurance settlement	8,109	—
Other, net	—	24

Net cash used in investing activities	(20,083)	(692,064)

Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	158,778	1,207,849
Proceeds from short-term debt borrowings	42,200	218,000
Long-term debt repayments	(115,390)	(645,000)
Short-term debt repayments	(43,787)	(40,257)
Distributions to unitholders and general partner	(65,838)	(54,956)
Decrease in cash book overdrafts	(9,114)	(3,433)
Other, net	—	(50)

Net cash (used in) provided by financing activities	(33,151)	682,153

Effect of foreign exchange rate changes on cash	(1,562)	(1,886)

Net decrease in cash and cash equivalents	(32,509)	(14,620)
Cash and cash equivalents as of the beginning of the period	45,375	89,838

Cash and cash equivalents as of end of the period	$12,866	$75,218

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND ACCOUNTING PRONOUNCEMENTS

Organization

NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia and asphalt and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) wholly owns our general partner, Riverwalk Logistics, L.P., and owns a 20.4% total interest in us.

These unaudited consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned entities are accounted for using the equity method of accounting.

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all disclosures made are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2009 and 2008 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Operations

We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP) We have three business segments: storage, transportation and asphalt and fuels marketing.

New Accounting Pronouncements

FASB Staff Position FAS 141R-1. In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141R-1). FSP FAS 141R-1 amends FASB Statement No. 141R, “Business Combinations”, and requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value on the acquisition date if fair value can be determined. If fair value cannot be determined, the acquired contingencies should be accounted for under FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP FAS 141R-1 also amends the accounting for contingent consideration arrangements and the disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted FSP FAS141R-1 effective January 1, 2009.

FASB Staff Position FAS 107-1 and APB 28-1. In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting” to require disclosures of the fair value of financial instruments in annual and interim financial statements. The fair value of all financial instruments, whether or not recognized at fair value in the balance sheet, should be disclosed, along with the related carrying value and methods and significant assumptions used to estimate the fair value. Retrospective application for comparative periods presented is not required. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. Accordingly, we will not adopt the provision of FSP FAS

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

107-1 until the quarter ending June 30, 2009, and we do not expect FSP FAS 107-1 to have a material impact on our disclosures.

2. ACQUISITIONS

CITGO Asphalt Refining Company Asphalt Operations and Assets

On March 20, 2008, we acquired CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations) for approximately $840.4 million.

The acquisition of the East Coast Asphalt Operations was accounted for using the purchase method. The purchase price has been allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition. The purchase price and final purchase price allocation were as follows (in thousands):

Cash paid for the East Coast Asphalt Operations	$801,686
Transaction costs	1,498

Total cash paid	803,184
Fair value of liabilities assumed	37,238

Purchase price	$840,422

Inventories	$327,312
Other current assets	1,439
Property, plant and equipment	450,310
Goodwill	22,132
Intangible assets	11,510
Other long-term assets	27,719

Purchase price allocation	$840,422

3. INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2009	2008
	(Thousands of Dollars)
Crude oil	$74,801	$14,912
Finished products	263,493	205,662

Total	$338,294	$220,574

4. LONG-TERM DEBT

Revolving Credit Agreement

During the three months ended March 31, 2009, we borrowed an aggregate $155.6 million under our five-year revolving credit agreement (the 2007 Revolving Credit Agreement) to fund a portion of our capital expenditures and working capital requirements. Additionally, we repaid $115.4 million during the three months ended March 31, 2009. The 2007 Revolving Credit Agreement bears interest based on either an alternative base rate or a LIBOR based rate, which was 1.3% as of March 31, 2009.

The 2007 Revolving Credit Agreement is diversified among 24 participating banks. However, the participating banks include Lehman Brothers Bank, FSB (LB Bank), a subsidiary of Lehman Brothers Holdings Inc. (Lehman), which filed for bankruptcy protection in October 2008. LB Bank’s participation in the 2007 Revolving Credit Agreement totaled $42.5 million, of which $13.2 million remained outstanding as of March 31, 2009. As a result of Lehman’s bankruptcy filing in October 2008, LB Bank has elected not to fund its pro rata share of any future borrowings we request, which reduces the total commitment under the 2007 Revolving Credit Agreement to approximately $1.2 billion. Excluding LB Bank’s participation, we had $572.0 million available for borrowing under the 2007 Revolving Credit Agreement as of March 31, 2009. If other lenders under the 2007 Revolving Credit Agreement file for

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

bankruptcy or experience severe financial hardship due to recent disruptions and steep declines in the global financial markets and tightening credit supply, they may not honor their pro rata share of our borrowing requests.

Gulf Opportunity Zone Revenue Bonds

On June 26, 2008, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued $56.2 million of Revenue Bonds (NuStar Logistics, L.P. Project) Series 2008 associated with our St. James terminal expansion. The bonds mature on June 1, 2038. The interest rate is based on a weekly tax-exempt bond market interest rate and is paid monthly. The interest rate was 0.6% as of March 31, 2009. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansion. As of March 31, 2009, we have received $55.5 million from the trustee, of which $3.2 million was received during the three months ended March 31, 2009. As of March 31, 2009, the remaining $0.7 million in trust are included in “Other long-term assets, net,” and the $56.2 million obligation is included in “Long-term debt, less current portion” in our consolidated balance sheets.

5. COMMITMENTS AND CONTINGENCIES

Litigation and Environmental Matters

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of March 31, 2009, we have recorded $0.7 million of accruals related to settled matters and $81.8 million of accruals for contingent losses. The actual payment of any amounts accrued and the timing of such payments ultimately made is uncertain.

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

Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. CARCO has demanded that NuStar Asphalt and NuStar Marketing defend and indemnify it against Eres’ claims and has filed a lawsuit in the Harris County District Court, Harris County, Texas, seeking to recover on its indemnity claim. This lawsuit has been removed and is currently pending in the U.S. District Court for the Southern District of Texas. In connection with the demand for arbitration, Eres filed a complaint in the U.S. District Court for the Southern District of New York (SDNY) seeking to require the Defendants to arbitrate the dispute and seeking to attach the banking funds of CARCO and NuStar Asphalt (including cash, escrow funds, credits, debts, wire transfers, electronic funds transfers, accounts, letters of credit, freights and charter hire) within the SDNY in amounts of approximately $78.1 million pending resolution of arbitration between Eres and the Defendants. This lawsuit has also been removed to and is currently pending in the U.S. District Court for the Southern District of Texas. To date, no funds of NuStar Asphalt have been attached. We intend to vigorously defend against these claims.

Department of Justice Matter. In February 2008, the DOJ advised us that U.S. Environmental Protection Agency (the EPA) has requested that the DOJ initiate a lawsuit against us for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of our pipeline terminals located in Region VII by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure (SPCC) Plans at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. We are currently in settlement negotiations with the DOJ to resolve these matters.

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

In recent months, the Organization of the Petroleum Exporting Countries announced its intention to reduce crude oil production in response to dramatically lower demand for refined products. As a result, our scheduled deliveries of Boscan crude oil were reduced by 600,000 barrels in February and 300,000 barrels in March from the amounts specified in our crude supply agreement with PDVSA. We replaced the volumes lost from PDVSA with alternative

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

grades of crude oil purchased on the spot market. We are currently receiving full contract volumes and have not received notification of any further supply reductions from PDVSA.

6. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (Statement No. 157). Statement No. 157, as amended, defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. The FASB deferred the effective date of Statement No. 157 for one year for all nonfinancial assets and liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have applied the recognition and disclosure provisions of Statement No. 157 for financial assets and liabilities and for nonfinancial assets and liabilities that are re-measured at least annually as of January 1, 2008.

We adopted the recognition and disclosure provisions of Statement No. 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis on January 1, 2009. The adoption of these provisions did not affect our financial position or results of operations in the first quarter of 2009.

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

The following assets and liabilities are measured at fair value on a recurring basis:

	March 31, 2009
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Inventory (FAS 133)	$377	$—	$—	$377
Other current assets:
Product imbalances	12,625	—	—	12,625
Other long-term assets, net:
Interest rate swaps	—	13,869	—	13,869
Accrued liabilities:
Firm commitments	27	—	—	27
Derivatives	(2,732)	—	—	(2,732)

Total	$10,297	$13,869	$—	$24,166

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Inventory (FAS 133)	$(2,441)	$—	$—	$(2,441)
Other current assets:
Derivatives	8,502	—	—	8,502
Product imbalances	—	11,502	—	11,502
Other long-term assets, net:
Interest rate swaps	—	15,284	—	15,284
Accrued liabilities:
Firm commitments	706	—	—	706
Product imbalances	—	(2,193)	—	(2,193)

Total	$6,767	$24,593	$—	$31,360

Product Imbalances

Product imbalances occur within the East Pipeline system as a result of variances in pipeline meter readings and volume fluctuations within the pipeline system due to pressure and

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

temperature changes. We valued assets and liabilities related to product imbalances by petroleum product at adjusted market prices as of December 31, 2008. Effective January 1, 2009, we began using quoted market prices as of the reporting date to value our assets and liabilities related to product imbalances.

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

7. DERIVATIVES, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (Statement No. 161). Statement No. 161 amends and expands the disclosure requirements under Statement No. 133 to require enhanced disclosures on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their impact on an entity’s financial performance, financial position and cash flows. We adopted the disclosure requirements of Statement No. 161 as of January 1, 2009.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
		(Thousands of Dollars)
Derivatives Designated as Fair Value Hedging Instruments under FAS 133:
Interest rate swaps	Other long-term assets, net	$13,869	$15,284	$—	$—
Commodity contracts	Other current assets	—	7,005	—	(6,911)
Commodity contracts	Accrued liabilities	153	—	(1,191)	—

Total		14,022	22,289	(1,191)	(6,911)

Derivatives Not Designated as Fair Value Hedging Instruments under FAS 133:
Commodity contracts	Other current assets	—	8,408	—	—
Commodity contracts	Accrued liabilities	6,831	—	(8,525)	—

Total		6,831	8,408	(8,525)	—

Total Derivatives		$20,853	$30,697	$(9,716)	$(6,911)

The earnings impact of our derivative activity was as follows for the three months ended March 31, 2009:

Derivatives Designated as Fair Value Hedging Instruments under FAS 133	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Interest rate swaps	Interest expense, net	$(1,415)	$1,415	$—
Commodity contracts	Cost of product sales	(1,265)	2,443	1,178

Total		$(2,680)	$3,858	$1,178

Derivatives Not Designated as Fair Value Hedging Instruments under FAS 133	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Commodity contracts	Cost of product sales	$109
Commodity contracts	Operating expenses	(781)

Total		$(672)

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the volume of our derivative activity. The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short positions on an absolute basis.

March 31, 2009
Commodity contracts (thousands of barrels)	2,634
Interest rate swaps (notional amount in thousands of dollars)	$167,500

Commodity Price Risk

We are exposed to commodity price risk with respect to our product inventories and related firm commitments to purchase and/or sell such inventories. We utilize futures contracts and swaps traded on the NYMEX to manage our exposure to changes in the fair value of certain of our product inventories, related firm commitments and product imbalances with the objective of stabilizing cash flows. Derivative instruments designated and qualifying as fair value hedges under Statement No. 133 (Fair Value Hedges) are recorded in the consolidated balance sheets as assets or liabilities at fair value, with related mark-to-market adjustments recorded in “Cost of product sales.” The offsetting gain or loss on the associated hedged physical inventory or firm commitment, together with the resulting hedge ineffectiveness, is recognized concurrently in “Cost of product sales.” No component of the associated derivative instruments’ gains or losses was excluded from our assessment of hedge ineffectiveness.

We record derivative instruments that do not qualify for hedge accounting under Statement No. 133 in the consolidated balance sheets as assets or liabilities at fair value with mark-to-market adjustments recorded in “Cost of product sales” or “Operating expenses.” Fair value is based on quoted market prices.

From time to time, we also enter into derivative commodity instruments based on our analysis of market conditions in order to attempt to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges. We record these derivatives in the consolidated balance sheets as assets or liabilities at fair value with mark-to-market adjustments recorded in “Product sales.” We did not enter into any such derivatives during the three months ended March 31, 2009.

As of March 31, 2009, we had $9.0 million as margin deposits related to our derivative instruments.

Interest Rate Swaps

We are a party to certain interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. We account for the interest rate swaps as fair value hedges and recognize the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. The interest rate swap contracts qualify for the shortcut method of accounting prescribed by Statement No. 133. As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged debt. As of March 31, 2009, the weighted-average interest rate for our interest rate swaps was 3.3%.

Concentration of Credit Risk

We are exposed to credit risk on our hedging instruments in the event of nonperformance by counterparties. However, because our hedging activities are transacted only with highly rated institutions, we do not anticipate nonperformance by any of these counterparties.

8. RELATED PARTY TRANSACTIONS

Our operations are managed by the general partner of our general partner, NuStar GP, LLC. The employees of NuStar GP, LLC perform services for our U.S. operations. Certain of our wholly owned subsidiaries employ persons who perform services for our international operations. We reimburse NuStar GP, LLC for all costs related to its employees, other than costs associated with NuStar GP Holdings under the services agreement described below. We had a payable of $5.6 million and $3.4 million, as of March 31, 2009 and December 31, 2008, respectively, with both amounts primarily representing payroll and benefit plan costs, net of payments made by us. We also had a long-term payable as of March 31, 2009 and December 31, 2008 of $6.6 million to NuStar GP, LLC related to amounts payable for retiree medical benefits and other post-employment benefits.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC:

	Three Months Ended March 31,
	2009	2008
	(Thousands of Dollars)
Operating expenses	$30,760	$24,321
General and administrative expenses	14,868	9,822

GP Services Agreement

NuStar Energy and NuStar GP, LLC entered into a services agreement, effective as of January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish all administrative services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy will reimburse NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings.

9. OTHER INCOME

Other income, net consisted of the following:

	Three Months Ended March 31,
	2009	2008
	(Thousands of Dollars)
Gain from insurance proceeds	$7,225	$3,504
Sale or disposal of fixed assets	28	4,250
Foreign exchange gains	1,223	1,813
Other	128	342

Other income, net	$8,604	$9,909

For the three months ended March 31, 2009, the gain from insurance proceeds relates to damage caused by Hurricane Ike incurred primarily at our Texas City terminal in the third quarter of 2008. For the three months ended March 31, 2008, the gain from insurance proceeds relates to business interruption insurance associated with our pipelines and terminals that serve Valero Energy Corporation’s McKee refinery, which experienced a fire in February 2007.

10. PARTNERS’ EQUITY

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

Net Income per Unit

Effective January 1, 2009, we adopted EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (EITF No. 07-4). EITF No. 07-4 applies to master limited partnerships with incentive distribution rights (IDRs) that are accounted for as equity interests. Under the provisions of EITF No. 07-4, a master limited partnership must allocate earnings to its IDRs in the calculation of earnings per unit. The terms of our partnership agreement limit distributions to the IDR holders to the amount of available cash calculated for the period. As such, IDRs are not allocated undistributed earnings or distributions in excess of earnings. Previous periods have been restated to conform to this presentation. Basic and diluted net income per unit applicable to limited partners are the same because we have no potentially dilutive securities outstanding.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the calculation of net income per unit:

	Three Months Ended March 31,
	2009	2008
	(Thousands of Dollars)
Net income	$39,355	$55,869
Less general partner distribution (including IDRs) (a)	8,247	6,288
Less limited partner distribution	57,591	48,668

Distributions (greater than) less than earnings	$(26,483)	$913

General partner earnings:
Distributions	$8,247	$6,288
Allocation of distributions (greater than) less than earnings (2%)	(530)	18

Total	$7,717	$6,306

Limited partner earnings:
Distributions	$57,591	$48,668
Allocation of distributions (greater than) less than earnings (98%)	(25,953)	895

Total	$31,638	$49,563

Weighted average limited partner units outstanding	54,460,549	49,409,749

Net income per unit applicable to limited partners:
Distributions	$1.06	$0.99
Distributions (greater than) less than earnings	(0.48)	0.02

Total	$0.58	$1.01

(a)     For the first quarter of 2008, the general partner distribution used in our calculation of earnings per unit was based on the partnership interests outstanding as of March 31, 2008. We issued approximately 5.1 million common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. As such, the general partner’s portion of the actual distribution made with respect to the first quarter 2008, including the IDRs, which is shown in the distribution table below, exceeded the general partner distribution used in the calculation of earnings per unit.

Cash Distributions

In January 2009, we declared a quarterly cash distribution of $1.0575 per unit that was paid on February 12, 2009 to unitholders of record on February 5, 2009. This distribution related to the fourth quarter of 2008 and totaled $65.8 million. In April 2009, we declared a quarterly cash distribution of $1.0575 per unit related to the first quarter of 2009. This distribution will be paid on May 15, 2009 to unitholders of record on May 8, 2009 and will total $65.8 million.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2009	2008
	(Thousands of Dollars)
General partner interest	$1,318	$1,211
General partner incentive distribution	6,929	5,718

Total general partner distribution	8,247	6,929
Limited partners’ distribution	57,591	53,644

Total cash distributions	$65,838	$60,573

Cash distributions per unit applicable to limited partners	$1.0575	$0.985

Comprehensive Income

For the three months ended March 31, 2009 and 2008, the difference between our net income and our comprehensive income resulted from foreign currency translation adjustments. Our total comprehensive income was as follows:

	Three Months Ended March 31,
	2009	2008
	(Thousands of Dollars)
Net income	$39,355	$55,869
Foreign currency translation adjustment	(6,000)	(3,280)

Comprehensive income	$33,355	$52,589

11. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities are as follows:

	Three Months Ended March 31,
	2009	2008
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$21,397	$(71,295)
Receivable from related party	—	786
Inventories	(117,974)	(15,342)
Other current assets	(8,216)	(24,220)
Increase (decrease) in current liabilities:
Accounts payable	65,483	33,494
Payable to related party	2,259	753
Accrued interest payable	(413)	(6,689)
Accrued liabilities	(15,253)	(4,317)
Taxes other than income taxes	715	2,064
Income taxes payable	(1,598)	1,384

Changes in current assets and current liabilities	$(53,600)	$(83,382)

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets for the following reasons:

•	the amounts shown above exclude the current assets and current liabilities acquired in connection with the East Coast Asphalt Operations acquisition for the three months ended March 31, 2008; and

•

certain differences between consolidated balance sheet changes and amounts reflected above result from translating foreign currency denominated amounts at different exchange rates for the three months ended March 31, 2009 and 2008.

Non-cash investing and financing activities for the three months ended March 31, 2008 included:

•	adjustments to inventory and certain current and noncurrent assets and liabilities resulting from a preliminary purchase price allocation related to the East Coast Asphalt Operations acquisition; and

•	the recognition of a $5.1 million note payable and related other current asset pertaining to insurance.

Cash flows related to interest and income taxes were as follows:

	Three Months Ended March 31,
	2009	2008
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$23,556	$28,195

Cash paid for income taxes, net of tax refunds received	$5,030	$1,986

12. SEGMENT INFORMATION

Our operating segments consist of storage, transportation and asphalt and fuels marketing. Our segments represent strategic business units that offer different services. We evaluate the performance of each segment based on its respective operating income, before general and administrative expenses and certain non-segmental depreciation and amortization expense. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal services include terminalling and storage lease services, pipeline transportation services and asphalt and fuels marketing. Product sales included in our asphalt and fuels marketing segment consist of sales of asphalt and other petroleum products to third parties. Intersegment revenues are derived from storage and throughput rates consistent with rates charged to third parties and pipeline tariffs based upon the published tariff applicable to all shippers.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended March 31,
	2009	2008
	(Thousands of Dollars)
Revenues:
Storage:
Third party revenues	$108,507	$104,508
Intersegment revenues	9,295	4,605

Total storage	117,802	109,113
Transportation:
Third party revenues	74,145	75,608
Intersegment revenues	247	171

Total transportation	74,392	75,779
Asphalt and fuels marketing:
Third party revenues	451,352	412,658
Intersegment revenues	—	—

Total asphalt and fuels marketing	451,352	412,658
Consolidation and intersegment eliminations	(9,542)	(4,776)

Total revenues	$634,004	$592,774

Operating income (loss):
Storage	$46,652	$39,164
Transportation	36,529	33,317
Asphalt and fuels marketing	(4,488)	9,570
Consolidation and intersegment eliminations	331	20

Total segment operating income	79,024	82,071
Less general and administrative expenses	22,464	16,083
Less other depreciation and amortization	1,126	802

Total operating income	$55,434	$65,186

Total assets by reportable segment were as follows:

	March 31,	December 31,
	2009	2008
	(Thousands of Dollars)
Storage	$2,121,011	$2,140,010
Transportation	1,318,001	1,327,666
Asphalt and fuels marketing	996,736	885,492

Total segment assets	4,435,748	4,353,168
Other partnership assets	69,380	106,429

Total consolidated assets	$4,505,128	$4,459,597

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

NuStar Energy has no operations and its assets consist mainly of its investments in NuStar Logistics and NuPOP, both wholly owned subsidiaries. The senior notes issued by NuStar Logistics and NuPOP are fully and unconditionally guaranteed by NuStar Energy, and both NuStar Logistics and NuPOP fully and unconditionally guarantee the outstanding senior notes of the other. As a result, the following condensed consolidating financial statements are presented as an alternative to providing separate financial statements for NuStar Logistics and NuPOP.

Condensed Consolidating Balance Sheet

March 31, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$53	$2,236	$392	$10,185	$—	$12,866
Accounts receivable, net	39	35,449	7,480	124,064	(10,826)	156,206
Inventories	—	—	1,634	337,250	(590)	338,294
Other current assets	—	10,219	14,851	26,814	—	51,884
Intercompany receivable	—	306,722	663,149	—	(969,871)	—

Current assets	92	354,626	687,506	498,313	(981,287)	559,250

Property, plant and equipment, net	—	951,640	626,527	1,345,798	—	2,923,965
Intangible assets, net	—	2,601	—	47,171	—	49,772
Goodwill	—	18,613	170,652	618,996	—	808,261
Investment in wholly owned subsidiaries	2,315,188	70,470	836,445	1,821,031	(5,043,134)	—
Investment in joint venture	—	—	—	69,626	—	69,626
Deferred income tax asset	—	—	—	9,668	—	9,668
Other long-term assets, net	56	29,010	26,486	29,034	—	84,586

Total assets	$2,315,336	$1,426,960	$2,347,616	$4,439,637	$(6,024,421)	$4,505,128

Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$713	$—	$—	$—	$713
Payables	83	12,345	6,982	199,070	(10,826)	207,654
Notes payable	—	20,533	—	—	—	20,533
Accrued interest payable	—	14,682	7,318	74	—	22,074
Accrued liabilities	733	8,013	3,059	15,803	(26)	27,582
Taxes other than income taxes	187	2,844	3,178	9,837	—	16,046
Income taxes payable	—	1,196	—	1,640	—	2,836
Intercompany payable	119,553	—	—	850,318	(969,871)	—

Current liabilities	120,556	60,326	20,537	1,076,742	(980,723)	297,438

Long-term debt, less current portion	—	1,343,382	529,537	30,045	—	1,902,964
Long-term payable to related party	—	—	—	6,629	—	6,629
Deferred tax liability	—	—	—	26,811	—	26,811
Other long-term liabilities	—	4,211	1,053	91,508	—	96,772
Total partners’ equity	2,194,780	19,041	1,796,489	3,207,902	(5,043,698)	2,174,514

Total liabilities and partners’ equity	$2,315,336	$1,426,960	$2,347,616	$4,439,637	$(6,024,421)	$4,505,128

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$53	$2	$656	$44,664	$—	$45,375
Accounts receivable, net	8	33,620	8,421	143,141	(6,974)	178,216
Inventories	—	—	347	220,937	(710)	220,574
Other current assets	9	9,472	13,673	19,167	—	42,321
Intercompany receivable	—	337,685	666,052	—	(1,003,737)	—

Current assets	70	380,779	689,149	427,909	(1,011,421)	486,486

Property, plant and equipment, net	—	954,487	629,091	1,358,246	—	2,941,824
Intangible assets, net	—	2,771	—	48,933	—	51,704
Goodwill	—	18,613	170,652	617,065	—	806,330
Investment in wholly owned subsidiaries	2,341,184	82,435	806,706	1,679,065	(4,909,390)	—
Investment in joint venture	—	—	—	68,813	—	68,813
Deferred income tax asset	—	—	—	12,427	—	12,427
Other long-term assets, net	56	34,557	26,517	30,883	—	92,013

Total assets	$2,341,310	$1,473,642	$2,322,115	$4,243,341	$(5,920,811)	$4,459,597

Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$713	$—	$—	$—	$713
Payables	—	23,900	10,171	122,307	(6,974)	149,404
Notes payable	—	22,120	—	—	—	22,120
Accrued interest payable	—	13,830	8,490	176	—	22,496
Accrued liabilities	1,032	14,998	5,076	16,365	(17)	37,454
Taxes other than income taxes	125	3,866	2,687	8,655	—	15,333
Income taxes payable	—	976	—	3,528	—	4,504
Intercompany payable	118,890	—	—	884,847	(1,003,737)	—

Current liabilities	120,047	80,403	26,424	1,035,878	(1,010,728)	252,024

Long-term debt, less current portion	—	1,309,763	531,504	30,748	—	1,872,015
Long-term payable to related party	—	—	—	6,645	—	6,645
Deferred tax liability	—	—	—	27,370	—	27,370
Other long-term liabilities	—	4,992	965	88,589	—	94,546
Total partners’ equity	2,221,263	78,484	1,763,222	3,054,111	(4,910,083)	2,206,997

Total liabilities and partners’ equity	$2,341,310	$1,473,642	$2,322,115	$4,243,341	$(5,920,811)	$4,459,597

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended March 31, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated

Revenues	$—	$76,101	$32,110	$529,245	$(3,452)	$634,004
Costs and expenses	487	44,465	22,512	514,687	(3,581)	578,570

Operating income	(487)	31,636	9,598	14,558	129	55,434

Equity earnings in subsidiaries	39,842	(11,965)	29,739	44,442	(102,058)	—
Equity earnings from joint venture	—	—	—	2,313	—	2,313
Interest expense, net	—	(13,287)	(6,074)	(1,109)	—	(20,470)
Other income, net	—	232	3	8,369	—	8,604

Income before income tax expense	39,355	6,616	33,266	68,573	(101,929)	45,881
Income tax expense	—	220	—	6,306	—	6,526

Net income	$39,355	$6,396	$33,266	$62,267	$(101,929)	$39,355

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended March 31, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated

Revenues	$—	$73,023	$35,682	$484,912	$(843)	$592,774
Costs and expenses	247	38,579	27,829	461,805	(872)	527,588

Operating income	(247)	34,444	7,853	23,107	29	65,186

Equity earnings in subsidiaries	56,194	1,645	21,502	36,823	(116,164)	—
Equity earnings from joint ventures	—	788	—	1,413	—	2,201
Interest expense, net	—	(10,466)	(6,208)	(191)	—	(16,865)
Other (expense) income, net	(78)	7,888	(37)	2,136	—	9,909

Income before income tax expense	55,869	34,299	23,110	63,288	(116,135)	60,431
Income tax expense	—	493	—	4,069	—	4,562

Net income	$55,869	$33,806	$23,110	$59,219	$(116,135)	$55,869

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$65,175	$18,620	$751	$3,585	$(65,844)	$22,287

Cash flows from investing activities:
Capital expenditures	—	(9,274)	(3,898)	(15,134)	—	(28,306)
Proceeds from insurance settlement	—	—	—	8,109	—	8,109
Proceeds from sale or disposal of assets	—	90	—	24	—	114

Net cash used in investing activities	—	(9,184)	(3,898)	(7,001)	—	(20,083)

Cash flows from financing activities:
Debt borrowings	—	200,978	—	—	—	200,978
Debt repayments	—	(159,177)	—	—	—	(159,177)
Distributions to unitholders and general partner	(65,838)	(65,838)	—	(6)	65,844	(65,838)
Net intercompany borrowings (repayments)	663	30,996	2,883	(34,542)	—	—
Decrease in cash book overdrafts	—	(8,968)	—	(146)	—	(9,114)

Net cash (used in) provided by financing activities	(65,175)	(2,009)	2,883	(34,694)	65,844	(33,151)

Effect of foreign exchange rate changes on cash	—	(5,193)	—	3,631	—	(1,562)

Net increase (decrease) in cash and cash equivalents	—	2,234	(264)	(34,479)	—	(32,509)
Cash and cash equivalents as of the beginning of the period	53	2	656	44,664	—	45,375

Cash and cash equivalents as of the end of the period	$53	$2,236	$392	$10,185	$—	$12,866

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries(a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$53,738	$17,061	$2,910	$(21,571)	$(54,961)	$(2,823)

Cash flows from investing activities:
Capital expenditures	—	(13,159)	(2,348)	(24,979)	—	(40,486)
Acquisition of East Coast Asphalt Operations	—	—	—	(655,962)	—	(655,962)
Proceeds from sale or disposal of assets	—	4,359	—	1	—	4,360
Other	—	—	—	24	—	24

Net cash used in investing activities	—	(8,800)	(2,348)	(680,916)	—	(692,064)

Cash flows from financing activities:
Debt borrowings	—	1,425,849	—	—	—	1,425,849
Debt repayments	—	(685,257)	—	—	—	(685,257)
Distributions to unitholders and general partner	(54,956)	(54,956)	—	(5)	54,961	(54,956)
Net intercompany borrowings (repayments)	1,235	(709,238)	(466)	708,469	—	—
(Decrease) increase in cash book overdrafts	—	(4,316)	—	883	—	(3,433)
Other, net	(17)	(33)	—	—	—	(50)

Net cash (used in) provided by financing activities	(53,738)	(27,951)	(466)	709,347	54,961	682,153

Effect of foreign exchange rate changes on cash	—	7,409	—	(9,295)	—	(1,886)

Net (decrease) increase in cash and cash equivalents	—	(12,281)	96	(2,435)	—	(14,620)
Cash and cash equivalents as of the beginning of the period	7	12,284	122	77,425	—	89,838

Cash and cash equivalents as of the end of the period	$7	$3	$218	$74,990	$—	$75,218

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2008, Part I, Item 1A “Risk Factors” for a discussion of certain of those risks, uncertainties and assumptions.

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

OVERVIEW

NuStar Energy L.P. (NuStar Energy) is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia and asphalt and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) wholly owns our general partner, Riverwalk Logistics, L.P., and owns a 20.4% total interest in us. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in five sections:

•	Overview

•	Results of Operations

•	Outlook

•	Liquidity and Capital Resources

•	Critical Accounting Policies

Storage

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

Transportation

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

Factors Affecting Results of Operations

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2009	2008	Change
Statement of Income Data:
Revenues:
Service revenues	$182,652	$180,116	$2,536
Product sales	451,352	412,658	38,694

Total revenues	634,004	592,774	41,230

Costs and expenses:
Cost of product sales	416,795	393,009	23,786
Operating expenses	103,322	88,450	14,872
General and administrative expenses	22,464	16,083	6,381
Depreciation and amortization expense	35,989	30,046	5,943

Total costs and expenses	578,570	527,588	50,982

Operating income	55,434	65,186	(9,752)
Equity earnings from joint ventures	2,313	2,201	112
Interest expense, net	(20,470)	(16,865)	(3,605)
Other income, net	8,604	9,909	(1,305)

Income before income tax expense	45,881	60,431	(14,550)
Income tax expense	6,526	4,562	1,964

Net income	$39,355	$55,869	$(16,514)

Net income per unit applicable to limited partners	$0.58	$1.01	$(0.43)

Weighted average limited partner units outstanding	54,460,549	49,409,749	5,050,800

Highlights

Net income for the three months ended March 31, 2009 decreased $16.5 million compared to the three months ended March 31, 2008, primarily due to increases in general and administrative expenses and interest expense and a decrease in segment operating income. Segment operating income decreased $3.0 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, mainly due to a $14.1 million decrease in operating income for the asphalt and fuels marketing segment.

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended March 31,
	2009	2008	Change
Storage:
Throughput (barrels/day)	595,943	795,251	(199,308)
Throughput revenues	$20,028	$23,121	$(3,093)
Storage lease revenues	97,774	85,992	11,782

Total revenues	117,802	109,113	8,689
Operating expenses	54,158	53,998	160
Depreciation and amortization expense	16,992	15,951	1,041

Segment operating income	$46,652	$39,164	$7,488

Transportation:
Refined products pipelines throughput (barrels/day)	620,223	694,772	(74,549)
Crude oil pipelines throughput (barrels/day)	385,984	405,964	(19,980)

Total throughput (barrels/day)	1,006,207	1,100,736	(94,529)
Throughput revenues	$74,392	$75,779	$(1,387)
Operating expenses	25,200	29,857	(4,657)
Depreciation and amortization expense	12,663	12,605	58

Segment operating income	$36,529	$33,317	$3,212

Asphalt and Fuels Marketing:
Product sales	$451,352	$412,658	$38,694
Cost of product sales	420,793	396,182	24,611
Operating expenses	29,839	6,218	23,621
Depreciation and amortization expense	5,208	688	4,520

Segment operating income	$(4,488)	$9,570	$(14,058)

Consolidation and Intersegment Eliminations:
Revenues	$(9,542)	$(4,776)	$(4,766)
Cost of product sales	(3,998)	(3,173)	(825)
Operating expenses	(5,875)	(1,623)	(4,252)

Total	$331	$20	$311

Consolidated Information:
Revenues	$634,004	$592,774	$41,230
Cost of product sales	416,795	393,009	23,786
Operating expenses	103,322	88,450	14,872
Depreciation and amortization expense	34,863	29,244	5,619

Segment operating income	79,024	82,071	(3,047)
General and administrative expenses	22,464	16,083	6,381
Other depreciation and amortization expense	1,126	802	324

Consolidated operating income	$55,434	$65,186	$(9,752)

Storage

Throughputs decreased 199,308 barrels per day for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, mainly due to turnarounds at refineries served by our Texas City and Corpus Christi crude oil storage tanks. In addition, throughput-based contracts for certain terminals were changed to storage-based contracts. Therefore, throughputs for these terminals are no longer reported and revenues are reported under storage lease revenues.

Total revenues increased by $8.7 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily due to:

•	an increase of $7.3 million due to completed tank expansion projects at our Amsterdam, St. James, St. Eustatius, Jacksonville and Texas City terminals;

•	an increase of $1.9 million at our Amsterdam terminal resulting from the effect of favorable foreign exchange rates and other revenues;

•	an increase of $1.6 million attributable to minimum throughput agreements with our customers;

•	an increase of $1.2 million due to the conversion of throughput-based contracts to storage-based contracts for certain terminals;

•	an increase of $0.9 million due to our acquisition of the Wilmington asphalt terminal with our acquisition of the East Coast Asphalt Operations in March 2008; and

•	an increase of $2.4 million related to increases across our domestic storage terminals.

These increases were partially offset by a decrease of $2.5 million at our UK terminal facility mainly due to the effect of foreign exchange rates and a decrease of $2.3 million at our St. Eustatius terminal due to decreased dock activity. Revenues also decreased $1.8 million as a result of lower throughputs resulting from turnarounds at refineries served by our Texas City and Corpus Christi crude oil storage tanks.

Depreciation and amortization expense increased $1.0 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily due to the completion of various terminal expansion projects.

Transportation

Throughputs decreased 94,529 barrels per day and revenues decreased $1.4 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily due to decreased throughputs and revenues on the Ammonia Pipeline due to high inventory levels of ammonia in the Midwest that carried over from the fall of 2008. In addition, the El Paso-Santa Fe Pipeline experienced decreased throughputs as a shipper acquired our joint venture partner’s interest and continues to ship product on its purchased space. These decreases were partially offset by increased throughputs and revenues on the Wichita Falls Pipeline resulting from an additional shipper.

Operating expenses decreased $4.7 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily due to decreased maintenance expenses on the Ammonia Pipeline and certain pipelines on the Central West System primarily resulting from the deferral of non-regulatory maintenance. The impact of higher product prices on product imbalances on the East Pipeline further contributed to the decrease in operating expenses.

Asphalt and Fuels Marketing

Sales and cost of product sales increased $38.7 million and $24.6 million, respectively, during the three months ended March 31, 2009, compared to the three months ended March 31, 2008, mainly due to the fact we owned the East Coast Asphalt Operations for a full quarter in 2009, which contributed an increase of $113.5 million and $96.5 million in sales and cost of product sales, respectively. These increases were partially offset by a decrease of $69.7 million and $68.4 million for sales and cost of product sales, respectively, associated with our bunker fuel sales. These decreases were caused by a significant decrease in the market price per metric ton at our St. Eustatius facility. Our Point Tupper facility, which resumed the sale of bunker fuel in the second quarter of 2008, also experienced a decrease in the market price per metric ton. As prices declined beginning in the fourth quarter of 2008, the carrying cost of our inventory at Point Tupper exceeded our average sales price.

Operating expenses increased by $23.6 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily due to:

•	an increase of $16.4 million due to a full quarter of asphalt operations related to our acquisition of the East Coast Asphalt Operations; and

•	an increase of $2.6 million related to bunkering activities mainly due to increased tug and barge rental costs.

Depreciation and amortization expense increased $4.5 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, due to our acquisition of the East Coast Asphalt Operations in March 2008.

Consolidation and Intersegment Eliminations

The revenue, cost of product sales and operating expense eliminations primarily relate to storage and transportation fees charged to the asphalt and fuels marketing segment by the transportation and storage segments.

General

General and administrative expenses increased by $6.4 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily due to an increase in compensation expense associated with grants to our employees from long-term incentive plans. This resulted from an increase in our unit price in the first quarter of 2009. In addition, salaries and wages increased due to higher headcount resulting from the Partnership’s growth and merit increases.

Other depreciation and amortization expense relates to corporate assets.

Interest expense, net increased by $3.6 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily due to the issuance of $350.0 million of 7.65% senior notes in April 2008 and a decrease in capitalized interest.

Other income, net consisted of the following:

	Three Months Ended March 31,
	2009	2008
	(Thousands of Dollars)
Gain from insurance proceeds	$7,225	$3,504
Sale or disposal of fixed assets	28	4,250
Foreign exchange gains	1,223	1,813
Other	128	342

Other income, net	$8,604	$9,909

See Note 9 of Notes to Consolidated Financial Statements in Item 1. “Financial Statements and Supplemental Data” for further information regarding the components of other income.

Income tax expense increased $2.0 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, despite a decline in income before income tax expense. The increase in income tax expense is primarily due to higher taxable income in our corporate subsidiaries, including a gain from insurance proceeds related to damage caused by Hurricane Ike primarily at our Texas City terminal in the third quarter of 2008.

OUTLOOK

We expect the operating results in all of our segments to improve in 2009 compared to 2008.

Transportation Segment

Barring any significant unplanned maintenance activity for the remainder of 2009 at the refineries we serve, we expect throughputs for 2009 to decline slightly from 2008 due to the impact of refinery maintenance in the first quarter and the effect of reduced refinery utilization rates caused by lower demand. However, effective July 1, 2009, we expect to increase the tariff on our pipelines by approximately 7.5%, which should positively affect our revenues and offset the impact of the decline in throughputs. In addition to the expected tariff increase, the completion of a pipeline expansion project should also offset the expected decline in throughputs.

Storage Segment

We expect the same factors affecting throughputs in our transportation segment and the conversion of certain throughput-based contracts to lease-based contracts to cause our storage segment throughputs for 2009 to decline from 2008. However, we do not expect these lower throughputs to have a significant impact on our revenues or results of operations for the full year of 2009 because most of our revenues relate to long-term storage lease contracts, which are not throughput dependent. Most of our multi-year storage contracts include annual index increases to storage fee rates, which should increase our storage lease revenue. Additionally, our revenues and results of operations for this segment should benefit from key terminal expansion projects.

Asphalt and Fuels Marketing Segment

We expect many of the same factors present in 2008 that contributed positively to our results of operations to continue in 2009, which should increase the earnings from our asphalt and fuels marketing segment. Specifically, we expect asphalt supply levels to remain below recent averages due to lower U.S. refinery utilization rates, which reduce asphalt production, and the continued lack of asphalt imports. Demand for asphalt should increase slightly over 2008 levels due to the impact of the American Recovery and Revitalization Act, which provides approximately $29 billion for transportation infrastructure projects. As a result of those factors, we expect our margin per barrel to improve over 2008 and sales volumes to increase slightly, resulting in improved results of operations for this segment.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary cash requirements are for distributions to partners, working capital requirements, including inventory purchases, debt service, capital expenditures, acquisitions and normal operating expenses. On an annual basis, we typically generate sufficient cash from our operations to fund day-to-day operating and general and administrative expenses, reliability capital expenditures, interest expense and distribution requirements. We also have available borrowing capacity under our existing revolving credit facility, and, to the extent necessary, we may raise additional funds through equity or debt offerings under our $3.0 billion shelf registration statement for strategic capital expenditures or other cash requirements not funded from operations. However, there can be no assurance regarding the availability of any additional funds or whether such additional funds will be available on terms acceptable to us. The volatility of the capital and credit markets could affect our cost of capital and ability to access the capital and credit markets.

Cash Flows for the Three Months Ended March 31, 2009 and 2008

The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2009	2008
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$22,287	$(2,823)
Investing activities	(20,083)	(692,064)
Financing activities	(33,151)	682,153
Effect of foreign exchange rate changes on cash	(1,562)	(1,886)

Net increase (decrease) in cash and cash equivalents	$(32,509)	$(14,620)

Net cash provided by operating activities for the three months ended March 31, 2009 was $22.3 million compared to net cash used in operating activities of $2.8 million for the three months ended March 31, 2008 primarily due to changes in working capital accounts. Working capital increased $53.6 million in 2009 compared to $83.4 million in 2008. Within working capital in 2009, inventories increased $118.0 million mainly due to the seasonal nature of asphalt-related inventories. Partially offsetting this increase was a decrease in accounts receivable of $21.4 million due to the timing of payments and an increase in accounts payable of $65.5 million mainly related to inventory purchases.

For the three months ended March 31, 2009, cash from operating activities and proceeds from long-term and short-term debt borrowings, net of repayments, combined with cash on hand, were used to fund our distributions to unitholders and our general partner and capital expenditures primarily related to various terminal expansion projects.

Cash flows from investing activities also include insurance proceeds of $8.1 million received for damage caused primarily at our Texas City terminal by Hurricane Ike in the third quarter of 2008.

For the three months ended March 31, 2008, proceeds from long-term and short-term debt borrowings, net of repayments, combined with cash on hand were used to fund the acquisition of the East Coast Asphalt Operations, our capital expenditures primarily related to various terminal expansion projects and our distributions to unitholders and the general partner. Cash flows from operations for the three months ended March 31, 2008 also include proceeds from business interruption insurance of $3.5 million.

2007 Revolving Credit Agreement

Our five-year revolving credit agreement (the 2007 Revolving Credit Agreement) is diversified among 24 participating banks. However, the participating banks include Lehman Brothers Bank, FSB (LB Bank), a subsidiary of Lehman Brothers Holdings Inc. (Lehman), which filed for bankruptcy protection in October 2008. LB Bank’s participation in the 2007 Revolving Credit Agreement totaled $42.5 million, of which we had $13.2 million outstanding as of March 31, 2009. As a result of Lehman’s bankruptcy filing, LB Bank has elected not to fund its pro rata share of any future borrowings we request, which reduces the total commitment under the 2007 Revolving Credit Agreement to approximately $1.2 billion. Excluding LB Bank’s participation, we had $572.0 million available for borrowing under the 2007 Revolving Credit Agreement as of March 31, 2009. If other lenders under the 2007 Revolving Credit Agreement file for bankruptcy or experience severe financial hardship due to recent disruptions and steep declines in the global financial markets and tightening credit supply, they may not honor their pro rata share of our borrowing requests.

The 2007 Revolving Credit Agreement matures in December 2012, and we do not have any other significant debt maturing until 2012 and 2013, when four of our five senior notes become due.

Shelf Registration Statement

Our shelf registration statement on Form S-3 permits us to offer and sell various types of securities, including NuStar Energy common units and debt securities of NuStar Logistics and NuPOP, having an aggregate value of up to $3.0 billion (the 2007 Shelf Registration Statement). We filed the 2007 Shelf Registration Statement to gain additional flexibility in accessing capital markets for, among other things, the repayment of outstanding indebtedness, working capital, capital expenditures and acquisitions. As of March 31, 2009, we had $2.3 billion available under our $3.0 billion shelf registration statement.

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

During the three months ended March 31, 2009, our reliability capital expenditures totaled $5.9 million, primarily related to maintenance upgrade projects at our terminals, pipelines and refineries. Strategic and other capital expenditures for the three months ended March 31, 2009 totaled $22.4 million and were primarily related to our storage segment.

For the full year of 2009, we expect to incur approximately $158.0 million of capital expenditures, including $70.0 million for reliability capital projects and $88.0 million for strategic and other capital projects. We continue to evaluate our capital budget and make changes as economic conditions warrant. If conditions warrant, our actual capital expenditures for 2009 may exceed or be lower than the budgeted amounts. We believe cash generated from operations combined with other sources of liquidity previously described will be sufficient to fund our capital expenditures in 2009, and our internal growth projects can be accelerated or scaled back depending on the capital markets.

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

Distributions

In January 2009, we declared a quarterly cash distribution of $1.0575 per unit that was paid on February 12, 2009 to unitholders of record on February 5, 2009. This distribution related to the fourth quarter of 2008 and totaled $65.8 million. In April 2009, we declared a quarterly cash distribution of $1.0575 per unit related to the first quarter of 2009. This distribution will be paid on May 15, 2009 to unitholders of record on May 8, 2009 and will total $65.8 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2009	2008
	(Thousands of Dollars)
General partner interest	$1,318	$1,211
General partner incentive distribution	6,929	5,718

Total general partner distribution	8,247	6,929
Limited partners’ distribution	57,591	53,644

Total cash distributions	$65,838	$60,573

Cash distributions per unit applicable to limited partners	$1.0575	$0.985

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

Please refer to Note 4 of the Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of certain of our long-term debt agreements.

Our 2007 Revolving Credit Agreement and £21 million five-year UK term loan require that we maintain certain financial ratios and include other restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exist or would result from the distribution. Our management believes that we are in compliance with all of these ratios and covenants as of March 31, 2009.

Interest Rate Swaps

As of March 31, 2009, the weighted-average interest rate for our interest rate swaps was 3.3%. As of March 31, 2009 and December 31, 2008, the aggregate estimated fair value of the interest rate swaps included in “Other long-term assets, net” in our consolidated balance sheets was $13.9 million and $15.3 million, respectively.

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

In recent months, the Organization of the Petroleum Exporting Countries announced its intention to reduce crude oil production in response to dramatically lower demand for refined products. As a result, our scheduled deliveries of Boscan crude oil were reduced by 600,000 barrels in February and 300,000 barrels in March from the amounts specified in our crude supply agreement with PDVSA. We replaced the volumes lost from PDVSA with alternative grades of crude oil purchased on the spot market. We are currently receiving full contract volumes and have not received notification of any further supply reductions from PDVSA.

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

Contingencies

We are subject to certain loss contingencies, the outcome of which could have an adverse effect on our cash flows and results of operations, as further disclosed in Note 6 of the Notes to Consolidated Financial Statements in Item 1. “Financial Statements.”

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We manage our debt considering various financing alternatives available in the market, and we manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, we utilize interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt. Borrowings under the 2007 Revolving Credit Agreement and Gulf Opportunity Zone Revenue Bonds expose us to increases in the benchmark interest rate.

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

	March 31, 2009
	Expected Maturity Dates
	2009	2010	2011	2012	2013	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$713	$770	$832	$380,943	$480,902	$350,627	$1,214,787	$1,166,817
Average interest rate	8.0%	8.0%	8.0%	7.4%	6.0%	7.7%	6.9%
Variable rate	$—	$—	$—	$590,292	$—	$56,200	$646,492	$646,492
Average interest rate	—	—	—	1.3%	—	0.6%	1.3%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$60,000	$107,500	$—	$167,500	$13,869
Average pay rate	3.4%	3.8%	4.4%	4.9%	4.8%	—	4.2%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.1%	—	6.3%

	December 31, 2008
	Expected Maturity Dates
	2009	2010	2011	2012	2013	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$713	$770	$832	$381,647	$480,902	$350,627	$1,215,491	$1,157,470
Average interest rate	8.0%	8.0%	8.0%	7.4%	6.0%	7.7%	6.9%
Variable rate	$—	$—	$—	$555,294	$—	$56,200	$611,494	$611,494
Average interest rate	—	—	—	1.9%	—	0.9%	1.8%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$60,000	$107,500	$—	$167,500	$15,284
Average pay rate	3.2%	3.9%	4.3%	4.5%	4.3%	—	4.0%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.1%	—	6.3%

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

The following tables provide information about our derivative instruments, the fair value of which will fluctuate with changes in commodity prices:

	March 31, 2009
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	25	$52.77	N/A	$85
Futures – short:
(refined products)	347	N/A	$55.75	$(745)

Economic Hedges:
Futures – long:
(crude oil and refined products)	874	$52.92	N/A	4,779
Futures – short:
(crude oil and refined products)	1,359	N/A	$59.31	(5,136)

Total fair value of open positions				$(1,017)

	December 31, 2008
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(refined products)	445	N/A	$43.88	$(2,370)

Economic Hedges:
Futures – long:
(crude oil and refined products)	119	$39.92	N/A	654
Futures – short:
(crude oil and refined products)	754	N/A	$48.95	(3,131)

Total fair value of open positions				$(4,847)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2009.

(b)	Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2008.

McKee System Pipeline Safety Matter. In December 2005, the U.S. Department of Transportation, Office of Pipeline Safety (OPS) proposed penalties totaling $255,000 based on alleged violations of various pipeline safety requirements in the McKee System. In March 2009, OPS reduced this penalty to $115,000. This penalty was paid in April 2009.

Portland Harbor Superfund Site. Our wholly owned subsidiary, Shore Terminals LLC (Shore) owns a refined product terminal in Portland, Oregon located adjacent to the Portland Harbor. The U.S. Environmental Protection Agency (the EPA) has classified portions of the Portland Harbor, including the portion adjacent to our terminal, as a federal “Superfund” site due to sediment contamination (the Portland Harbor Site). Portland Harbor is contaminated with metals (such as mercury), pesticides, herbicides, polynuclear aromatic hydrocarbons, polychlorinated byphenyls, semi-volatile organics and dioxin/furans. Shore and more than 80 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised Shore that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties), as well as for natural resource damages resulting from releases of hazardous substances to the Portland Harbor Site. We have agreed to work with more than 65 other potentially responsible parties to attempt to negotiate an agreed method of allocating costs associated with the clean-up. The precise nature and extent of any clean-up of the Portland Harbor Site, the parties to be involved, the process to be followed for any clean-up and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear to what extent, if any, Shore will be liable for environmental costs or damages associated with the Portland Harbor Site. It is also unclear to what extent natural resource damage claims or third party contribution or damage claims will be asserted against Shore.

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
May 7, 2009

By:		/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
May 7, 2009

By:		/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
May 7, 2009