Form 10-Q
period 2009-06-30
NuStar Energy L.P.
filed 2009-08-07
CIK 1110805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of common units outstanding as of August 1, 2009 was 54,460,549.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,725	$45,375
Accounts receivable, net of allowance for doubtful accounts of $1,194 and $1,174 as of June 30, 2009 and December 31, 2008, respectively	278,675	178,216
Inventories	482,896	220,574
Other current assets	82,978	42,321

Total current assets	899,274	486,486

Property, plant and equipment, at cost	3,572,870	3,507,573
Accumulated depreciation and amortization	(624,637)	(565,749)

Property, plant and equipment, net	2,948,233	2,941,824
Intangible assets, net	47,891	51,704
Goodwill	807,742	806,330
Investment in joint venture	70,137	68,813
Deferred income tax asset	9,635	12,427
Other long-term assets, net	78,945	92,013

Total assets	$4,861,857	$4,459,597

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$713	$713
Accounts payable	285,202	145,963
Payable to related party	5,099	3,441
Notes payable	20,000	22,120
Accrued interest payable	22,197	22,496
Accrued liabilities	58,931	37,454
Taxes other than income tax	18,704	15,333
Income tax payable	3,570	4,504

Total current liabilities	414,416	252,024

Long-term debt, less current portion	2,110,121	1,872,015
Long-term payable to related party	6,613	6,645
Deferred income tax liability	24,449	27,370
Other long-term liabilities	96,794	94,546
Commitments and contingencies (Note 5)

Partners’ equity:
Limited partners (54,460,549 common units outstanding as of June 30, 2009 and December 31, 2008)	2,165,327	2,173,462
General partner	47,350	47,801
Accumulated other comprehensive loss	(3,213)	(14,266)

Total partners’ equity	2,209,464	2,206,997

Total liabilities and partners’ equity	$4,861,857	$4,459,597

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Service revenues	$176,042	$180,555	$358,694	$360,671
Product sales	811,800	1,197,025	1,263,152	1,609,683

Total revenues	987,842	1,377,580	1,621,846	1,970,354

Costs and expenses:
Cost of product sales	731,861	1,175,916	1,148,656	1,568,925
Operating expenses:
Third parties	79,370	77,190	151,932	141,319
Related party	31,135	29,738	61,895	54,059

Total operating expenses	110,505	106,928	213,827	195,378
General and administrative expenses:
Third parties	9,826	9,152	17,422	15,413
Related party	16,026	10,392	30,894	20,214

Total general and administrative expenses	25,852	19,544	48,316	35,627
Depreciation and amortization expense	35,548	34,830	71,537	64,876

Total costs and expenses	903,766	1,337,218	1,482,336	1,864,806

Operating income	84,076	40,362	139,510	105,548
Equity earnings from joint ventures	3,011	1,749	5,324	3,950
Interest expense, net	(20,265)	(24,934)	(40,735)	(41,799)
Other income, net	19,240	631	27,844	10,540

Income before income tax expense	86,062	17,808	131,943	78,239
Income tax expense	2,327	3,718	8,853	8,280

Net income	$83,735	$14,090	$123,090	$69,959

Net income per unit applicable to limited partners (Note 10)	$1.38	$0.15	$1.96	$1.11

Weighted average limited partner units outstanding	54,460,549	54,372,035	54,460,549	51,890,892

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$123,090	$69,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	71,537	64,876
Amortization of debt related items	(3,461)	(3,170)
Gain on sale or disposition of assets	(21,050)	(5,318)
Provision for deferred income tax	1,065	1,386
Equity earnings from joint ventures	(5,324)	(3,950)
Distributions of equity earnings from joint ventures	4,000	500
Changes in current assets and current liabilities (Note 11)	(239,137)	(98,394)
Other, net	642	2,452

Net cash (used in) provided by operating activities	(68,638)	28,341

Cash Flows from Investing Activities:
Reliability capital expenditures	(16,491)	(16,918)
Strategic and other capital expenditures	(52,516)	(75,796)
Acquisition of East Coast Asphalt Operations	—	(803,184)
Proceeds from sale or disposition of assets	29,151	6,368
Proceeds from insurance settlement	10,162	—
Other	—	24

Net cash used in investing activities	(29,694)	(889,506)

Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	588,189	1,632,247
Proceeds from short-term debt borrowings	189,600	469,600
Proceeds from senior note offering, net of issuance costs	—	346,308
Long-term debt repayments	(340,922)	(1,272,553)
Short-term debt repayments	(191,720)	(465,159)
Proceeds from issuance of common units, net of issuance costs	—	236,215
Contributions from general partner	—	5,025
Distributions to unitholders and general partner	(131,676)	(115,529)
Decrease in cash book overdrafts	(8,508)	(2,794)

Net cash provided by financing activities	104,963	833,360

Effect of foreign exchange rate changes on cash	2,719	(895)

Net increase (decrease) in cash and cash equivalents	9,350	(28,700)
Cash and cash equivalents as of the beginning of the period	45,375	89,838

Cash and cash equivalents as of the end of the period	$54,725	$61,138

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BASIS OF PRESENTATION AND ACCOUNTING PRONOUNCEMENTS

Organization

NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) wholly owns our general partner, Riverwalk Logistics, L.P., and owns a 20.4% total interest in us.

We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: storage, transportation and asphalt and fuels marketing.

Basis of Presentation

These unaudited consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. We account for investments in 50% or less-owned entities using the equity method.

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all disclosures made are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2009 and 2008 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

We have reviewed and disclosed, as necessary, subsequent events that occurred after June 30, 2009 through August 7, 2009, the date of issuance of these unaudited financial statements. The consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

New Accounting Pronouncements

FASB Statement No. 167. In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 167, “Amendment to FASB Interpretation No. 46(R)” (Statement No. 167). Statement No. 167 was issued to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” Statement No. 167 shall be effective as of the beginning of a company’s first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Accordingly, we will not adopt the provisions of Statement No. 167 until January 1, 2010 and are currently evaluating its effect.

FASB Statement No. 165. In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (Statement No. 165). Statement No. 165 was issued to establish principles and requirements for events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. Statement No. 165 requires disclosure of the date through which subsequent events have been evaluated, and the basis for determining that date. Statement No. 165 applies prospectively, and shall be effective for interim or annual periods ending after June 15, 2009. Accordingly, we adopted the provisions of Statement No. 165 effective April 1, 2009.

FASB Staff Position FAS 141R-1. In April 2009, the FASB issued Staff Position FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141R-1). FSP FAS 141R-1 amends FASB Statement No. 141R, “Business Combinations,” and requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value on the acquisition date if fair value can be determined. If fair value cannot be determined, then the acquired contingencies should be accounted for under FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14, “Reasonable Estimation of the Amount of a Loss.” FSP FAS 141R-1 also amends the accounting for contingent consideration arrangements and the disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted FSP FAS 141R-1 effective January 1, 2009.

FASB Staff Position FAS 107-1 and APB 28-1. In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting” to require disclosures of the fair value of financial instruments in annual and interim financial statements. The fair value of all financial instruments, whether or not recognized at fair value in the balance sheet, should be disclosed, along with the related carrying value and methods and significant assumptions used to estimate the fair value. Retrospective application for comparative periods presented is not required. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. Accordingly, we adopted the provisions of FSP FAS 107-1 effective April 1, 2009 and included the required disclosures in Note 6. Fair Value Measurements.

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

The acquisition of the East Coast Asphalt Operations was accounted for using the purchase method. The purchase price has been allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition. The purchase price and final purchase price allocation were as follows (in thousands):

Cash paid for the East Coast Asphalt Operations	$801,686
Transaction costs	1,498

Total cash paid	803,184
Fair value of liabilities assumed	37,238

Purchase price	$840,422

Inventories	$327,312
Other current assets	1,439
Property, plant and equipment	450,310
Goodwill	22,132
Intangible assets	11,510
Other long-term assets	27,719

Purchase price allocation	$840,422

3. INVENTORIES

Inventories consisted of the following:

	June 30, 2009	December 31, 2008
	(Thousands of Dollars)
Crude oil	$108,494	$14,912
Finished products	374,402	205,662

Total	$482,896	$220,574

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. DEBT

Revolving Credit Agreement

During the six months ended June 30, 2009, we borrowed an aggregate $528.8 million under our five-year revolving credit agreement (the 2007 Revolving Credit Agreement) to fund a portion of our capital expenditures and working capital requirements. Additionally, we repaid $284.7 million during the six months ended June 30, 2009. The 2007 Revolving Credit Agreement bears interest based on either an alternative base rate or a LIBOR based rate, which was 1.1% as of June 30, 2009.

The 2007 Revolving Credit Agreement is diversified among 24 participating banks, including Lehman Brothers Bank, FSB (LB Bank), a subsidiary of Lehman Brothers Holdings Inc. (Lehman), which filed for bankruptcy protection in October 2008. LB Bank’s participation in the 2007 Revolving Credit Agreement totaled $42.5 million, of which $15.4 million remained outstanding as of June 30, 2009. As a result of Lehman’s bankruptcy filing in October 2008, LB Bank has elected not to fund its pro rata share of any future borrowings we request, which reduces the total commitment under the 2007 Revolving Credit Agreement to approximately $1.2 billion. Excluding LB Bank’s participation, we had $362.8 million available for borrowing under the 2007 Revolving Credit Agreement as of June 30, 2009. If other lenders under the 2007 Revolving Credit Agreement file for bankruptcy or experience severe financial hardship due to recent disruptions and steep declines in the global financial markets and tightening credit supply, they may not honor their pro rata share of our borrowing requests.

Gulf Opportunity Zone Revenue Bonds

On June 26, 2008, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued $56.2 million of Revenue Bonds (NuStar Logistics, L.P. Project) Series 2008 associated with our St. James terminal expansion. The bonds mature on June 1, 2038. The interest rate is based on a weekly tax-exempt bond market interest rate and is paid monthly. The interest rate was 0.3% as of June 30, 2009. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansion. As of June 30, 2009, we have received $55.5 million from the trustee, of which $3.2 million was received during the six months ended June 30, 2009. As of June 30, 2009, the remaining $0.7 million in trust are included in “Other long-term assets, net,” and the $56.2 million obligation is included in “Long-term debt, less current portion” in our consolidated balance sheets.

Lines of Credit

As of June 30, 2009, we had one short-term line of credit with an uncommitted borrowing capacity of up to $20.0 million. Outstanding borrowings on this line of credit totaled $20.0 million as of June 30, 2009 at an interest rate of 2.3%. During the six months ended June 30, 2008, we borrowed and repaid $189.6 million for current working capital needs.

5. COMMITMENTS AND CONTINGENCIES

Litigation and Environmental Matters

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of June 30, 2009, we have recorded $0.7 million of accruals related to settled matters and $81.8 million of accruals for contingent losses. The actual payment of any amounts accrued and the timing of such payments ultimately made is uncertain.

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

Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. CARCO has demanded that NuStar Asphalt and NuStar Marketing defend and indemnify it against Eres’ claims and has filed a lawsuit in the Harris County District Court, Harris County, Texas, seeking to recover on its indemnity claim. This lawsuit has been removed and is currently pending in the U.S. District Court for the Southern District of Texas. In connection with the demand for arbitration, Eres filed a complaint in the U.S. District Court for the Southern District of New York (SDNY) seeking to require the Defendants to arbitrate the dispute and seeking to attach the banking funds of the Defendants (including cash, escrow funds, credits, debts, wire transfers, electronic funds transfers, accounts, letters of credit, freights and charter hire) within the SDNY in amounts of approximately $78.1 million, pending resolution of arbitration between Eres and the Defendants. This lawsuit has also been removed to and is currently pending in the U.S. District Court for the Southern District of Texas. To date, no funds of the Defendants have been attached. We intend to vigorously defend against these claims.

Department of Justice Matter. In February 2008, the DOJ advised us that the U.S. Environmental Protection Agency (the EPA) has requested that the DOJ initiate a lawsuit against NuPOP for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of our pipeline terminals located in Region VII, by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure (SPCC) Plans at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. We are currently in settlement negotiations with the DOJ to resolve these matters.

EPA Investigation. In November 2006, the EPA commenced an investigation at one of the terminals owned by Shore Terminals LLC (Shore). The investigation concerned allegations that Shore failed to comply with certain of its obligations under the Clean Air Act. Shore cooperated fully with the government in its investigation. At the conclusion of the investigation, Shore agreed to plead guilty to four counts of making a false statement under Title 18 United States Code 1001. Shore also agreed to pay a monetary fine of $1.75 million, contribute $750,000 to community environmental projects, serve two years of probation and participate in an environmental compliance program. On July 14, 2009, the United States District Court for the Northern District of California accepted the plea agreement.

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

Commitments

In June 2009, we entered into a lease agreement for three asphalt terminals located in Saginaw, Texas; Gloucester City, New Jersey; and Newport News, Virginia totaling approximately $33.0 million over a period of about 2.5 years. These terminals will contribute an additional 1.5 million barrels of storage capacity to our asphalt operations.

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

In the first quarter of 2009, our scheduled deliveries of Boscan crude oil were reduced by 900,000 barrels from the amounts specified in our crude oil supply agreement with PDVSA. We replaced the volumes lost from PDVSA with alternative grades of crude oil purchased on the spot market. We are currently receiving full contract volumes and have not received notification of any further supply reductions from PDVSA.

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

We adopted the recognition and disclosure provisions of Statement No. 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis on January 1, 2009. The adoption of these provisions did not affect our financial position or results of operations.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following assets and liabilities are measured at fair value on a recurring basis:

	June 30, 2009
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Inventory (FAS 133)	$7,693	$—	$—	$7,693
Other current assets:
Product imbalances	1,458	—	—	1,458
Other long-term assets, net:
Interest rate swaps	—	9,173	—	9,173
Accrued liabilities:
Firm commitments	2	—	—	2
Derivatives	(33,487)	—	—	(33,487)

Total	$(24,334)	$9,173	$—	$(15,161)

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Inventory (FAS 133)	$(2,441)	$—	$—	$(2,441)
Other current assets:
Derivatives	8,502	—	—	8,502
Product imbalances	—	11,502	—	11,502
Other long-term assets, net:
Interest rate swaps	—	15,284	—	15,284
Accrued liabilities:
Firm commitments	706	—	—	706
Product imbalances	—	(2,193)	—	(2,193)

Total	$6,767	$24,593	$—	$31,360

Product Imbalances

Since the East Pipeline system is an open system, we incur product imbalances as a result of variances in pipeline meter readings and volume fluctuations within the pipeline system due to pressure and temperature changes. As of December 31, 2008, we valued assets and liabilities related to product imbalances by petroleum product at adjusted market prices. Effective January 1, 2009, we began using quoted market prices as of the reporting date to value our assets and liabilities related to product imbalances.

Interest Rate Swaps

We estimate the fair value of the interest rate swaps using discounted cash flows, which uses observable inputs such as time to maturity and market interest rates.

Derivatives

A portion of our product inventories and related firm commitments qualify for fair value hedge treatment under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” (Statement No. 133) The fair value of the respective hedged items is determined using quoted market prices.

Our commodity derivative instruments consist of futures contracts and swaps traded on the NYMEX. Therefore, the fair values of these contracts are based on quoted prices in active markets. We have consistently applied these valuation techniques in all periods presented.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments

As discussed in Note 1, FSP FAS 107-1 requires the disclosure of the fair value of all financial instruments, whether or not recognized at fair value in our consolidated balance sheet. We do not record our outstanding debt at fair value in our consolidated balance sheet. The estimated fair value and carrying amount of our fixed-rate debt was as follows:

	June 30, 2009	December 31, 2008
	(Thousands of Dollars)
Fair value	$1,249,888	$1,157,470
Carrying amount	$1,255,043	$1,261,234

We estimated these fair values using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our variable rate debt approximates its carrying amount of $875.8 million.

7. DERIVATIVES, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES

We utilize various derivative instruments to: (i) manage our exposure to commodity price risk, (ii) engage in a trading program and (iii) manage our exposure to interest rate risk. Our risk management policies and procedures are designed to monitor interest rates, NYMEX and over-the-counter positions, as well as physical volumes, grades, locations and delivery schedules to help ensure that our hedging activities address our market risks. We have a risk management committee that oversees our trading controls and procedures and certain aspects of commodity and trading risk management. Our risk management committee also reviews all new commodity and trading risk management strategies in accordance with our risk management policy, as approved by our board of directors.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
			(Thousands of Dollars)
Derivatives Designated as Fair Value Hedging Instruments under FAS 133:
Interest rate swaps	Other long-term assets, net	$9,173	$15,284	$—	$—
Commodity contracts	Other current assets	—	7,005	—	(6,911)
Commodity contracts	Accrued liabilities	713	—	(8,443)	—

Total		9,886	22,289	(8,443)	(6,911)

Derivatives Not Designated as Fair Value Hedging Instruments under FAS 133:
Commodity contracts	Other current assets	—	8,408	—	—
Commodity contracts	Accrued liabilities	10,165	—	(35,922)	—

Total		10,165	8,408	(35,922)	—

Total Derivatives		$20,051	$30,697	$(44,365)	$(6,911)

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The earnings impact of our derivative activity was as follows for the three and six months ended June 30, 2009:

Derivatives Designated as Fair Value Hedging Instruments under FAS 133	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Three months ended June 30, 2009:
Interest rate swaps	Interest expense, net	$(4,696)	$4,696	$—
Commodity contracts	Cost of product sales	(13,418)	14,799	1,381

Total		$(18,114)	$19,495	$1,381

Six months ended June 30, 2009:
Interest rate swaps	Interest expense, net	$(6,111)	$6,111	$—
Commodity contracts	Cost of product sales	(14,683)	17,242	2,559

Total		$(20,794)	$23,353	$2,559

Derivatives Not Designated as Fair Value Hedging Instruments under FAS 133	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Three months ended June 30, 2009:
Commodity contracts	Cost of product sales	$(11,024)
Commodity contracts	Operating expenses	(2,783)

Total		$(13,807)

Six months ended June 30, 2009:
Commodity contracts	Cost of product sales	$(10,915)
Commodity contracts	Operating expenses	(3,564)

Total		$(14,479)

The following table presents the volume of our derivative activity. The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short positions on an absolute basis.

June 30, 2009
Commodity contracts (thousands of barrels)	4,527
Interest rate swaps (notional amount in thousands of dollars)	$167,500

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We record derivative instruments that do not qualify for hedge accounting under Statement No. 133, but that hedge physical inventory, in the consolidated balance sheets as assets or liabilities at fair value with mark-to-market adjustments recorded in “Cost of product sales” or “Operating expenses.” Fair value is based on quoted market prices.

From time to time, we also enter into derivative commodity instruments based on our analysis of market conditions in order to attempt to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges. We record these derivatives in the consolidated balance sheets as assets or liabilities at fair value with mark-to-market adjustments recorded in “Product sales.” We did not enter into any such derivatives during the six months ended June 30, 2009.

As of June 30, 2009, we had $45.0 million of margin deposits related to our derivative instruments.

Interest Rate Swaps

We are a party to certain interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. We account for the interest rate swaps as fair value hedges and recognize the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. The interest rate swap contracts qualify for the shortcut method of accounting prescribed by Statement No. 133. As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged debt. As of June 30, 2009, the weighted-average interest rate for our interest rate swaps was 2.9%.

Concentration of Credit Risk

We are exposed to credit risk on our hedging instruments in the event of nonperformance by counterparties. However, because our hedging activities are transacted only with highly rated institutions, we do not anticipate nonperformance by any of these counterparties.

8. RELATED PARTY TRANSACTIONS

Our operations are managed by the general partner of our general partner, NuStar GP, LLC. The employees of NuStar GP, LLC perform services for our U.S. operations. Certain of our wholly owned subsidiaries employ persons who perform services for our international operations. We reimburse NuStar GP, LLC for all costs related to its employees, other than costs associated with NuStar GP Holdings under the services agreement described below. We had a payable of $5.1 million and $3.4 million, as of June 30, 2009 and December 31, 2008, respectively, with both amounts primarily representing payroll and benefit plan costs, net of payments made by us. We also had a long-term payable as of June 30, 2009 and December 31, 2008 of $6.6 million to NuStar GP, LLC related to amounts payable for retiree medical benefits and other post-employment benefits.

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Thousands of Dollars)
Operating expenses	$31,135	$29,738	$61,895	$54,059
General and administrative expenses	16,026	10,392	30,894	20,214

GP Services Agreement

NuStar Energy and NuStar GP, LLC entered into a services agreement, effective as of January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. OTHER INCOME

Other income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Thousands of Dollars)
Gain from insurance proceeds	$1,670	$—	$8,895	$3,504
Gain from sale or disposition of assets	21,022	1,068	21,050	5,318
Foreign exchange (losses) gains	(3,666)	(795)	(2,443)	1,018
Other	214	358	342	700

Other income, net	$19,240	$631	$27,844	$10,540

The sale or disposal of fixed assets for the three and six months ended June 30, 2009 includes a gain of $21.4 million related to the June 15, 2009 sale of the Ardmore-Wynnewood pipeline in Oklahoma and the Trans-Texas pipeline.

For the three and six months ended June 30, 2009, the gain from insurance proceeds results from insurance claims related to damage caused by Hurricane Ike primarily at our Texas City terminal in the third quarter of 2008. For the six months ended June 30, 2008, the gain from insurance proceeds relates to business interruption insurance proceeds associated with lost earnings at our pipelines and terminals that serve Valero Energy Corporation’s McKee refinery, which experienced a fire in February 2007.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the calculation of earnings per unit in accordance with EITF No. 07-4:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Thousands of Dollars, Except Per Unit Data)
Net income	$83,735	$14,090	$123,090	$69,959
Less general partner distribution (including IDRs) (a)	8,247	6,929	16,494	13,217
Less limited partner distribution	57,591	53,644	115,182	102,312

Distributions less than (greater than) earnings	$17,897	$(46,483)	$(8,586)	$(45,570)

General partner earnings:
Distributions	$8,247	$6,929	$16,494	$13,217
Allocation of distributions less than (greater than) earnings (2%)	358	(930)	(172)	(911)

Total	$8,605	$5,999	$16,322	$12,306

Limited partner earnings:
Distributions	$57,591	$53,644	$115,182	$102,312
Allocation of distributions less than (greater than) earnings (98%)	17,539	(45,553)	(8,414)	(44,659)

Total	$75,130	$8,091	$106,768	$57,653

Weighted average limited partner units outstanding	54,460,549	54,372,035	54,460,549	51,890,892

Net income per unit applicable to limited partners:
Distributions	$1.06	$0.99	$2.11	$1.97
Distributions less than (greater than) earnings	0.32	(0.84)	(0.15)	(0.86)

Total	$1.38	$0.15	$1.96	$1.11

(a)	For the first quarter of 2008, the general partner distribution used in our calculation of earnings per unit was based on the partnership interests outstanding as of March 31, 2008. We issued approximately 5.1 million common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. As such, the general partner’s portion of the actual distribution made with respect to the six months ended June 30, 2008, including the IDRs, which is shown in the distribution table below, exceeded the general partner distribution used in the calculation of earnings per unit.

Cash Distributions

In April 2009, we declared a quarterly cash distribution of $1.0575 per unit that was paid on May 15, 2009 to unitholders of record on May 8, 2009. This distribution related to the first quarter of 2009 and totaled $65.8 million. In July 2009, we declared a quarterly cash distribution of $1.0575 per unit related to the second quarter of 2009. This distribution will be paid on August 13, 2009 to unitholders of record on August 6, 2009 and will total $65.8 million.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,318	$1,211	$2,636	$2,422
General partner incentive distribution	6,929	5,718	13,858	11,436

Total general partner distribution	8,247	6,929	16,494	13,858
Limited partners’ distribution	57,591	53,644	115,182	107,288

Total cash distributions	$65,838	$60,573	$131,676	$121,146

Cash distributions per unit applicable to limited partners	$1.0575	$0.985	$2.115	$1.970

Comprehensive Income

The difference between our net income and our comprehensive income resulted from foreign currency translation adjustments. Our total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Thousands of Dollars)
Net income	$83,735	$14,090	$123,090	$69,959
Foreign currency translation adjustment	17,053	2,079	11,053	(1,201)

Comprehensive income	$100,788	$16,169	$134,143	$68,758

11. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Six Months Ended June 30,
	2009	2008
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(99,253)	$(226,068)
Receivable from related party	—	786
Inventories	(261,873)	(132,379)
Other current assets	(38,677)	(18,382)
Increase (decrease) in current liabilities:
Accounts payable	147,223	258,565
Payable to related party	1,580	3,081
Accrued interest payable	(295)	6,524
Accrued liabilities	13,485	4,155
Taxes other than income tax	3,335	4,424
Income tax payable	(4,662)	900

Changes in current assets and current liabilities	$(239,137)	$(98,394)

For the six months ended June 30, 2008, the above changes in current assets and current liabilities differ from changes between amounts reflected in the consolidated balance sheets primarily due to the exclusion of current assets and current liabilities acquired in connection with the East Coast Asphalt Operations acquisition.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-cash investing and financing activities for the six months ended June 30, 2008 included:

•	adjustments to inventory and certain current and noncurrent assets and liabilities resulting from a preliminary purchase price allocation related to the East Coast Asphalt Operations acquisition; and

•	the recognition of a note payable and related other current asset pertaining to insurance.

Cash flows related to interest and income taxes were as follows:

	Six Months Ended June 30,
	2009	2008
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$46,816	$42,421
Cash paid for income taxes, net of tax refunds received	$12,105	$5,798

12. SEGMENT INFORMATION

Our operating segments consist of storage, transportation and asphalt and fuels marketing. Our segments represent strategic business units that offer different services. We evaluate the performance of each segment based on its respective operating income, before general and administrative expenses and certain non-segmental depreciation and amortization expense. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal operations include terminalling and storage lease services, pipeline transportation services and asphalt and fuels marketing. Product sales included in our asphalt and fuels marketing segment consist of sales of asphalt and other petroleum products to third parties. Intersegment revenues result from storage and throughput agreements at lease rates consistent with rates charged to third parties for storage and at pipeline tariffs based upon the published tariff applicable to all shippers.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Thousands of Dollars)
Revenues:
Storage:
Third party revenues	$107,616	$103,762	$216,123	$208,270
Intersegment revenues	9,697	7,898	18,992	12,503

Total storage	117,313	111,660	235,115	220,773
Transportation:
Third party revenues	68,426	76,793	142,571	152,401
Intersegment revenues	318	235	565	406

Total transportation	68,744	77,028	143,136	152,807
Asphalt and fuels marketing:
Third party revenues	811,800	1,197,025	1,263,152	1,609,683
Intersegment revenues	—	29	—	29

Total asphalt and fuels marketing	811,800	1,197,054	1,263,152	1,609,712
Consolidation and intersegment eliminations	(10,015)	(8,162)	(19,557)	(12,938)

Total revenues	$987,842	$1,377,580	$1,621,846	$1,970,354

Operating income:
Storage	$40,397	$33,842	$87,049	$73,006
Transportation	28,440	33,758	64,969	67,075
Asphalt and fuels marketing	41,676	(6,815)	37,188	2,755
Consolidation and intersegment eliminations	497	(63)	828	(43)

Total segment operating income	111,010	60,722	190,034	142,793
Less general and administrative expenses	25,852	19,544	48,316	35,627
Less other depreciation and amortization	1,082	816	2,208	1,618

Total operating income	$84,076	$40,362	$139,510	$105,548

Total assets by reportable segment were as follows:

	June 30, 2009	December 31, 2008
	(Thousands of Dollars)
Storage	$2,162,792	$2,140,010
Transportation	1,296,257	1,327,666
Asphalt and fuels marketing	1,287,602	885,492

Total segment assets	4,746,651	4,353,168
Other partnership assets	115,206	106,429

Total consolidated assets	$4,861,857	$4,459,597

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

Condensed Consolidating Balance Sheets

June 30, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$53	$4	$686	$53,982	$—	$54,725
Accounts receivable, net	—	28,993	9,401	241,354	(1,073)	278,675
Inventories	—	—	—	483,661	(765)	482,896
Other current assets	—	15,643	3,709	63,626	—	82,978
Intercompany receivable	—	497,034	673,345	—	(1,170,379)	—

Current assets	53	541,674	687,141	842,623	(1,172,217)	899,274

Property, plant and equipment, net	—	938,450	628,921	1,380,862	—	2,948,233
Intangible assets, net	—	2,483	—	45,408	—	47,891
Goodwill	—	18,094	170,652	618,996	—	807,742
Investment in wholly owned subsidiaries	2,333,638	103,641	854,887	1,849,443	(5,141,609)	—
Investment in joint venture	—	—	—	70,137	—	70,137
Deferred income tax asset	—	—	—	9,635	—	9,635
Other long-term assets, net	56	23,708	26,454	28,727	—	78,945

Total assets	$2,333,747	$1,628,050	$2,368,055	$4,845,831	$(6,313,826)	$4,861,857

Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$713	$—	$—	$—	$713
Payables	—	11,691	7,218	273,026	(1,634)	290,301
Notes payable	—	20,000	—	—	—	20,000
Accrued interest payable	—	13,647	8,490	60	—	22,197
Accrued liabilities	670	9,918	3,057	45,295	(9)	58,931
Taxes other than income tax	—	3,417	2,779	12,508	—	18,704
Income tax payable	—	430	—	3,140	—	3,570
Intercompany payable	120,400	—	—	1,049,979	(1,170,379)	—

Current liabilities	121,070	59,816	21,544	1,384,008	(1,172,022)	414,416

Long-term debt, less current portion	—	1,548,021	527,519	34,581	—	2,110,121
Long-term payable to related party	—	—	—	6,613	—	6,613
Deferred tax liability	—	—	—	24,449	—	24,449
Other long-term liabilities	—	4,212	1,232	91,350	—	96,794
Total partners’ equity	2,212,677	16,001	1,817,760	3,304,830	(5,141,804)	2,209,464

Total liabilities and partners’ equity	$2,333,747	$1,628,050	$2,368,055	$4,845,831	$(6,313,826)	$4,861,857

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets

December 31, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$53	$2	$656	$44,664	$—	$45,375
Accounts receivable, net	8	33,620	8,421	143,141	(6,974)	178,216
Inventories	—	—	347	220,937	(710)	220,574
Other current assets	9	9,472	13,673	19,167	—	42,321
Intercompany receivable	—	337,685	666,052	—	(1,003,737)	—

Current assets	70	380,779	689,149	427,909	(1,011,421)	486,486

Property, plant and equipment, net	—	954,487	629,091	1,358,246	—	2,941,824
Intangible assets, net	—	2,771	—	48,933	—	51,704
Goodwill	—	18,613	170,652	617,065	—	806,330
Investment in wholly owned subsidiaries	2,341,184	82,435	806,706	1,679,065	(4,909,390)	—
Investment in joint venture	—	—	—	68,813	—	68,813
Deferred income tax asset	—	—	—	12,427	—	12,427
Other long-term assets, net	56	34,557	26,517	30,883	—	92,013

Total assets	$2,341,310	$1,473,642	$2,322,115	$4,243,341	$(5,920,811)	$4,459,597

Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$713	$—	$—	$—	$713
Payables	—	23,900	10,171	122,307	(6,974)	149,404
Notes payable	—	22,120	—	—	—	22,120
Accrued interest payable	—	13,830	8,490	176	—	22,496
Accrued liabilities	1,032	14,998	5,076	16,365	(17)	37,454
Taxes other than income tax	125	3,866	2,687	8,655	—	15,333
Income tax payable	—	976	—	3,528	—	4,504
Intercompany payable	118,890	—	—	884,847	(1,003,737)	—

Current liabilities	120,047	80,403	26,424	1,035,878	(1,010,728)	252,024

Long-term debt, less current portion	—	1,309,763	531,504	30,748	—	1,872,015
Long-term payable to related party	—	—	—	6,645	—	6,645
Deferred tax liability	—	—	—	27,370	—	27,370
Other long-term liabilities	—	4,992	965	88,589	—	94,546
Total partners’ equity	2,221,263	78,484	1,763,222	3,054,111	(4,910,083)	2,206,997

Total liabilities and partners’ equity	$2,341,310	$1,473,642	$2,322,115	$4,243,341	$(5,920,811)	$4,459,597

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended June 30, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$68,049	$35,785	$887,708	$(3,700)	$987,842
Costs and expenses	552	46,102	27,015	834,166	(4,069)	903,766

Operating (loss) income	(552)	21,947	8,770	53,542	369	84,076

Equity earnings in subsidiaries	84,287	33,171	18,442	28,420	(164,320)	—
Equity earnings from joint venture	—	—	—	3,011	—	3,011
Interest expense, net	—	(13,294)	(6,043)	(928)	—	(20,265)
Other income (expense), net	—	21,193	103	(2,056)	—	19,240

Income (loss) before income tax expense	83,735	63,017	21,272	81,989	(163,951)	86,062
Income tax expense	—	220	—	2,107	—	2,327

Net income	$83,735	$62,797	$21,272	$79,882	$(163,951)	$83,735

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended June 30, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$74,165	$36,128	$1,268,731	$(1,444)	$1,377,580
Costs and expenses	397	50,906	24,111	1,263,219	(1,415)	1,337,218

Operating (loss) income	(397)	23,259	12,017	5,512	(29)	40,362

Equity earnings (loss) in subsidiaries	14,487	(16,328)	19,836	35,731	(53,726)	—
Equity (loss) earnings from joint ventures	—	(78)	—	1,827	—	1,749
Interest expense, net	—	(17,688)	(6,225)	(1,021)	—	(24,934)
Other income, net	—	201	29	401	—	631

Income (loss) before income tax expense	14,090	(10,634)	25,657	42,450	(53,755)	17,808
Income tax expense	—	483	—	3,235	—	3,718

Net income (loss)	$14,090	$(11,117)	$25,657	$39,215	$(53,755)	$14,090

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Six Months Ended June 30, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$144,150	$67,895	$1,416,953	$(7,152)	$1,621,846
Costs and expenses	1,039	90,567	49,527	1,348,853	(7,650)	1,482,336

Operating (loss) income	(1,039)	53,583	18,368	68,100	498	139,510

Equity earnings in subsidiaries	124,129	21,206	48,181	72,862	(266,378)	—
Equity earnings from joint venture	—	—	—	5,324	—	5,324
Interest expense, net	—	(26,581)	(12,117)	(2,037)	—	(40,735)
Other income, net	—	21,425	106	6,313	—	27,844

Income before income tax expense	123,090	69,633	54,538	150,562	(265,880)	131,943
Income tax expense	—	440	—	8,413	—	8,853

Net income	$123,090	$69,193	$54,538	$142,149	$(265,880)	$123,090

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$130,167	$40,262	$20,131	$(127,509)	$(131,689)	$(68,638)

Cash flows from investing activities:
Capital expenditures	—	(15,698)	(12,802)	(40,507)	—	(69,007)
Proceeds from insurance settlement	—	—	—	10,162	—	10,162
Proceeds from sale or disposition of assets	—	29,090	35	26	—	29,151

Net cash provided by (used in) investing activities	—	13,392	(12,767)	(30,319)	—	(29,694)

Cash flows from financing activities:
Debt borrowings	—	777,789	—	—	—	777,789
Debt repayments	—	(532,642)	—	—	—	(532,642)
Distributions to unitholders and general partner	(131,676)	(131,676)	—	(13)	131,689	(131,676)
Net intercompany borrowings (repayments)	1,509	(159,266)	(7,334)	165,091	—	—
Other	—	(8,082)	—	(426)	—	(8,508)

Net cash (used in) provided by financing activities	(130,167)	(53,877)	(7,334)	164,652	131,689	104,963

Effect of foreign exchange rate changes on cash	—	225	—	2,494	—	2,719

Net increase in cash and cash equivalents	—	2	30	9,318	—	9,350
Cash and cash equivalents as of the beginning of the period	53	2	656	44,664	—	45,375

Cash and cash equivalents as of the end of the period	$53	$4	$686	$53,982	$—	$54,725

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$113,847	$53,097	$14,074	$(37,136)	$(115,541)	$28,341

Cash flows from investing activities:
Capital expenditures	—	(27,263)	(4,250)	(61,201)	—	(92,714)
Acquisition	—	—	—	(803,184)	—	(803,184)
Proceeds from sale or disposition of assets	—	4,362	—	2,006	—	6,368
Other	—	—	—	24	—	24

Net cash used in investing activities	—	(22,901)	(4,250)	(862,355)	—	(889,506)

Cash flows from financing activities:
Debt borrowings	—	2,101,847	—	—	—	2,101,847
Debt repayments	—	(1,737,712)	—	—	—	(1,737,712)
Senior note offering, net	—	346,308	—	—	—	346,308
Issuance of common units, net of issuance costs	236,215	—	—	—	—	236,215
General partner contribution	5,025	—	—	—	—	5,025
Distributions to unitholders and general partner	(115,529)	(115,529)	—	(12)	115,541	(115,529)
Net intercompany (repayments) borrowings	(239,558)	(634,903)	(9,166)	883,627	—	—
Other	—	(4,001)	—	1,207	—	(2,794)

Net cash (used in) provided by financing activities	(113,847)	(43,990)	(9,166)	884,822	115,541	833,360

Effect of foreign exchange rate changes on cash	—	7,091	—	(7,986)	—	(895)

Net (decrease) increase in cash and cash equivalents	—	(6,703)	658	(22,655)	—	(28,700)
Cash and cash equivalents as of the beginning of the period	7	12,284	122	77,425	—	89,838

Cash and cash equivalents as of the end of the period	$7	$5,581	$780	$54,770	$—	$61,138

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2008, Part I, Item 1A “Risk Factors,” as well as our subsequent quarterly reports on Form 10-Q, for a discussion of certain of those risks, uncertainties and assumptions.

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

OVERVIEW

NuStar Energy L.P. (NuStar Energy) is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products, and anhydrous ammonia and asphalt and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) wholly owns our general partner, Riverwalk Logistics, L.P., and owns a 20.4% total interest in us. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in five sections:

•	Overview

•	Results of Operations

•	Outlook

•	Liquidity and Capital Resources

•	Critical Accounting Policies

We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: storage, transportation and asphalt and fuels marketing.

Storage

We own terminals in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom providing approximately 66.0 million barrels of storage capacity. Our terminals provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including crude oil and other feedstocks. We also own 60 crude oil and intermediate feedstock storage tanks and related assets that provide an aggregate 12.5 million barrels of storage capacity to refineries in California and Texas.

Transportation

We own common carrier refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 5,595 miles, consisting of the Central West

System, the East Pipeline and the North Pipeline. The East and North Pipelines also include 21 terminals providing storage capacity of 4.6 million barrels, and the East Pipeline includes two tank farms providing storage capacity of 1.2 million barrels. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. We also own 812 miles of crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois, as well as associated crude oil storage facilities providing storage capacity of 1.9 million barrels in Texas and Oklahoma that are located along the crude oil pipelines. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in our ammonia pipeline.

Asphalt and Fuels Marketing

Our asphalt and fuels marketing segment includes our asphalt refining operations and our fuels marketing operations. We refine crude oil to produce asphalt and certain other refined products from our asphalt operations. Our asphalt operations include two asphalt refineries with a combined throughput capacity of 104,000 barrels per day and related terminal facilities providing storage capacity of 4.7 million barrels. Additionally, as part of our fuels marketing operations, we purchase gasoline and other refined petroleum products for resale. The activities of the asphalt and fuels marketing segment expose us to the risk of fluctuations in commodity prices, which directly impact the results of operations for the asphalt and fuels marketing segment. We enter into derivative contracts to mitigate the effect of commodity price fluctuations.

Factors Affecting Results of Operations

The following are what we consider the most important factors affecting the results of our operations:

•	company-specific factors, such as integrity issues and maintenance requirements that impact the throughput rates of our assets;

•	seasonal factors that affect the demand for products transported by and/or stored in our assets and the demand for products we sell, particularly asphalt;

•	industry factors, such as changes in the prices of petroleum products, that affect demand and operations of our competitors;

•	factors such as commodity price volatility and market structure that impact our asphalt and fuels marketing segment; and

•	other factors, such as refinery utilization rates and maintenance turnaround schedules, that impact the operations of refineries served by our assets.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,
	2009	2008	Change
Statement of Income Data:
Revenues:
Services revenues	$176,042	$180,555	$(4,513)
Product sales	811,800	1,197,025	(385,225)

Total revenues	987,842	1,377,580	(389,738)

Costs and expenses:
Cost of product sales	731,861	1,175,916	(444,055)
Operating expenses	110,505	106,928	3,577
General and administrative expenses	25,852	19,544	6,308
Depreciation and amortization expense	35,548	34,830	718

Total costs and expenses	903,766	1,337,218	(433,452)

Operating income	84,076	40,362	43,714
Equity earnings from joint ventures	3,011	1,749	1,262
Interest expense, net	(20,265)	(24,934)	4,669
Other income, net	19,240	631	18,609

Income before income tax expense	86,062	17,808	68,254
Income tax expense	2,327	3,718	(1,391)

Net income	$83,735	$14,090	$69,645

Net income per unit applicable to limited partners	$1.38	$0.15	$1.23

Weighted average limited partner units outstanding	54,460,549	54,372,035	88,514

Highlights

Net income increased $69.6 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to increases in segment operating income and other income. Segment operating income increased $50.3 million during the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to a $48.5 million increase in operating income for the asphalt and fuels marketing segment, mainly resulting from a hedging loss in the second quarter of 2008 of approximately $61.0 million related to certain inventory purchased with the acquisition of the East Coast Asphalt Operations. Other income increased $18.6 million during the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to the June 2009 sale of the Ardmore-Wynnewood and Trans-Texas pipelines.

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended June 30,
	2009	2008	Change
Storage:
Throughput (barrels/day)	695,558	760,856	(65,298)
Throughput revenues	$19,728	$23,029	$(3,301)
Storage lease revenues	97,585	88,631	8,954

Total revenues	117,313	111,660	5,653
Operating expenses	59,470	61,121	(1,651)
Depreciation and amortization expense	17,446	16,697	749

Segment operating income	$40,397	$33,842	$6,555

Transportation:
Refined products pipelines throughput (barrels/day)	564,762	700,024	(135,262)
Crude oil pipelines throughput (barrels/day)	346,291	411,600	(65,309)

Total throughput (barrels/day)	911,053	1,111,624	(200,571)
Throughput revenues	$68,744	$77,028	$(8,284)
Operating expenses	27,690	30,473	(2,783)
Depreciation and amortization expense	12,614	12,797	(183)

Segment operating income	$28,440	$33,758	$(5,318)

Asphalt and Fuels Marketing:
Product sales	$811,800	$1,197,054	$(385,254)
Cost of product sales	736,009	1,179,489	(443,480)
Operating expenses	29,709	19,860	9,849
Depreciation and amortization expense	4,406	4,520	(114)

Segment operating (loss) income	$41,676	$(6,815)	$48,491

Consolidation and Intersegment Eliminations:
Revenues	$(10,015)	$(8,162)	$(1,853)
Cost of product sales	(4,148)	(3,573)	(575)
Operating expenses	(6,364)	(4,526)	(1,838)

Total	$497	$(63)	$560

Consolidated Information:
Revenues	$987,842	$1,377,580	$(389,738)
Cost of product sales	731,861	1,175,916	(444,055)
Operating expenses	110,505	106,928	3,577
Depreciation and amortization expense	34,466	34,014	452

Segment operating income	111,010	60,722	50,288
General and administrative expenses	25,852	19,544	6,308
Other depreciation and amortization expense	1,082	816	266

Consolidated operating income	$84,076	$40,362	$43,714

Storage

Throughputs decreased 65,298 barrels per day for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, mainly due to the conversion of some throughput-based contracts to lease-based contracts in January 2009. Throughputs for these terminals are no longer reported and revenues associated with these terminals are reported as storage lease revenues. In addition, throughputs decreased at terminals serving the McKee refinery, which experienced a turnaround in May 2009.

Total revenues increased $5.7 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to higher storage revenues associated with:

•	an increase of $5.6 million due to completed tank expansion projects at our Amsterdam, St. James and Jacksonville terminals;

•	an increase of $2.1 million at our St. Eustatius and Amsterdam terminals mainly due to rate escalations and increases in other revenue;

•	an increase of $1.2 million resulting from an increase in product throughput at our Tacoma terminal and rate escalations at our Los Angeles terminal; and

•	an increase of $1.0 million at our Texas City terminal mainly due to tank conversions, excess customer throughput, and higher reimbursable revenues and handling charges.

These increases were partially offset by a decrease of $2.5 million at our UK operations mainly due to the effect of foreign exchange rates and a decrease of $1.0 million at our Pittsburgh terminal due to the cancellation of a customer contract in March 2009.

Operating expenses decreased $1.7 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to a decrease in power costs driven by lower natural gas and marine gas oil prices.

Transportation

Throughputs decreased 200,571 barrels per day and revenues decreased $8.3 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to:

•

lower throughputs of 110,809 barrels per day and a decrease in revenues of $6.5 million on our pipelines serving the McKee refinery primarily due to a turnaround in May 2009 and lower overall demand from the economic downturn, as well as decreased throughputs and revenues on the El Paso-Santa Fe Pipeline as a shipper acquired our joint venture partner’s interest and is now shipping product on its purchased space rather than our space;

•

a decrease in throughputs of 6,209 barrels per day and a decrease in revenues of $1.1 million on the Ammonia Pipeline due to high inventory levels of ammonia in the Midwest that carried over from the fall of 2008 and unseasonably wet and cold weather in the second quarter of 2009; and

•	a decrease in throughputs of 8,123 barrels per day and a decrease in revenues of $0.8 million on the North Pipeline due to operational issues at the Mandan refinery during the second quarter of 2009.

Throughputs also decreased 55,866 barrels per day on our pipelines serving the Ardmore and Three Rivers refineries due to operational issues during the second quarter of 2009 and reduced crude run rates as a result of the economic downturn. The decline in revenue due to these lower throughputs was offset by the tariff indexation in July 2008, resulting in a minimal impact to revenue.

Operating expenses decreased $2.8 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to a decrease in power costs resulting from lower throughputs and lower natural gas prices.

Asphalt and Fuels Marketing

Sales and cost of product sales decreased $385.3 million and $443.5 million, respectively, resulting in an increase in product margin of $58.2 million during the three months ended June 30, 2009, compared to the three months ended June 30, 2008. Product margin associated with our asphalt operations increased $52.9 million due to the $61.0 million hedging loss in the second quarter of 2008. Product margin related to our other marketing operations increased $4.4 million primarily due to more favorable hedging results. These increases were partially offset by decreased product margin of $1.6 million from our bunkering activities mainly due to a decrease in volumes and a significant decrease in the market price per metric ton of bunker fuel at our St. Eustatius facility.

Operating expenses increased $9.8 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to:

•	an increase of $5.2 million due to increased tug and barge rental costs as new vessels were received at our St. Eustatius facility throughout 2008 and higher costs related to an asphalt barge rental;

•	an increase of $2.5 million resulting from the amortization of deferred maintenance costs and higher idle capacity costs; and

•	an increase of $1.7 million due to the leasing of additional terminals.

General

General and administrative expenses increased by $6.3 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to an increase in compensation expense associated with grants to our employees from long-term incentive plans. This increase in compensation resulted from an increase in our unit price in the second quarter of 2009. In addition, salaries and wages increased due to higher headcount resulting from the Partnership’s growth and merit increases.

Interest expense, net decreased by $4.7 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to lower debt balances and a decrease in interest rates, including a decrease in the variable interest rate paid on our interest rate swaps. These decreases in interest expense were partially offset by lower capitalized interest as a result of the completion of various tank expansion projects.

Other income, net increased by $18.6 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to the June 2009 sale of the Ardmore-Wynnewood pipeline in Oklahoma and the Trans-Texas pipeline resulting in a gain of $21.4 million. This gain was partially offset by foreign exchange losses primarily relating to our Canadian subsidiary.

Income tax expense decreased $1.4 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, as a result of lower taxable income in our taxable entities.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Six Months Ended June 30,
	2009	2008	Change
Statement of Income Data:
Revenues:
Services revenues	$358,694	$360,671	$(1,977)
Product sales	1,263,152	1,609,683	(346,531)

Total revenues	1,621,846	1,970,354	(348,508)

Costs and expenses:
Cost of product sales	1,148,656	1,568,925	(420,269)
Operating expenses	213,827	195,378	18,449
General and administrative expenses	48,316	35,627	12,689
Depreciation and amortization expense	71,537	64,876	6,661

Total costs and expenses	1,482,336	1,864,806	(382,470)

Operating income	139,510	105,548	33,962
Equity earnings from joint ventures	5,324	3,950	1,374
Interest expense, net	(40,735)	(41,799)	1,064
Other income, net	27,844	10,540	17,304

Income before income tax expense	131,943	78,239	53,704
Income tax expense	8,853	8,280	573

Net income	$123,090	$69,959	$53,131

Net income per unit applicable to limited partners	$1.96	$1.11	$0.85

Weighted average limited partner units outstanding	54,460,549	51,890,892	2,569,657

Highlights

Net income increased $53.1 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to increases in segment operating income and other income, partially offset by an increase in general and administrative expenses. Segment operating income increased $47.2 million during the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to a $34.4 million increase in operating income for the asphalt and fuels marketing segment due to the $61.0 hedging loss in the second quarter of 2008. In addition, operating income for the storage segment increased $14.0 million mainly due to completed tank expansion projects. Other income increased $17.3 million during the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to the June 2009 sale of the Ardmore-Wynnewood and Trans-Texas pipelines.

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Six Months Ended June 30,
	2009	2008	Change
Storage:
Throughput (barrels/day)	646,025	778,054	(132,029)
Throughput revenues	$39,756	$46,150	$(6,394)
Storage lease revenues	195,359	174,623	20,736

Total revenues	235,115	220,773	14,342
Operating expenses	113,628	115,119	(1,491)
Depreciation and amortization expense	34,438	32,648	1,790

Segment operating income	$87,049	$73,006	$14,043

Transportation:
Refined products pipelines throughput (barrels/day)	592,341	697,397	(105,056)
Crude oil pipelines throughput (barrels/day)	366,027	408,782	(42,755)

Total throughput (barrels/day)	958,368	1,106,179	(147,811)
Revenues	$143,136	$152,807	$(9,671)
Operating expenses	52,890	60,330	(7,440)
Depreciation and amortization expense	25,277	25,402	(125)

Segment operating income	$64,969	$67,075	$(2,106)

Asphalt and Fuels Marketing:
Product sales	$1,263,152	$1,609,712	$(346,560)
Cost of product sales	1,156,802	1,575,671	(418,869)
Operating expenses	59,548	26,078	33,470
Depreciation and amortization expense	9,614	5,208	4,406

Segment operating income	$37,188	$2,755	$34,433

Consolidation and Intersegment Eliminations:
Revenues	$(19,557)	$(12,938)	$(6,619)
Cost of product sales	(8,146)	(6,746)	(1,400)
Operating expenses	(12,239)	(6,149)	(6,090)

Total	$828	$(43)	$871

Consolidated Information:
Revenues	$1,621,846	$1,970,354	$(348,508)
Cost of product sales	1,148,656	1,568,925	(420,269)
Operating expenses	213,827	195,378	18,449
Depreciation and amortization expense	69,329	63,258	6,071

Segment operating income	190,034	142,793	47,241
General and administrative expenses	48,316	35,627	12,689
Other depreciation and amortization expense	2,208	1,618	590

Consolidated operating income	$139,510	$105,548	$33,962

Storage

Throughputs decreased 132,029 barrels per day for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, mainly due to turnarounds at refineries served by our Texas City and Corpus Christi crude oil storage tanks in the first quarter of 2009 and the conversion of some throughput-based contracts to lease-based contracts in January 2009. Throughputs for these terminals are no longer reported and revenues associated with these terminals are reported under storage lease revenues.

Total revenues increased by $14.3 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to higher storage revenues associated with:

•	an increase of $10.9 million due to completed tank expansion projects at our Amsterdam, St. James and Jacksonville terminals;

•	an increase of $2.6 million at our Amsterdam terminal resulting from increased other revenues and the effect of favorable foreign exchange rates;

•	an increase of $2.3 million at our Texas City terminal mainly due to higher reimbursable revenues, higher storage revenues due to tank conversions, and increased handling charges;

•	an increase of $1.6 million at our Los Angeles and Portland terminals primarily due to rate escalations and new storage revenues from previously out of service tanks; and

•	an increase of $1.6 million at our Tacoma terminal primarily resulting from an increase in product throughput and associated handling fees.

These increases were partially offset by a decrease of $5.1 million at our UK operations mainly due to the effect of foreign exchange rates and a decrease of $1.2 million at our Pittsburgh terminal due to the cancellation of a customer contract in March 2009.

Operating expenses decreased $1.5 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to decreased power costs driven by lower natural gas and marine gas oil prices and decreased maintenance expenses due to a decrease in tank maintenance projects in 2009 compared to 2008. These decreases were partially offset by an increase in internal overhead resulting from increased headcount.

Depreciation and amortization expense increased $1.8 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to the completion of various terminal expansion projects.

Transportation

Throughputs decreased 147,811 barrels per day and revenues decreased $9.7 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to:

•

lower throughputs of 64,261 barrels per day and a decrease in revenues of $6.1 million on our pipelines serving the McKee refinery primarily due to a turnaround in May 2009 and lower overall demand from the economic downturn, as well as decreased throughputs and revenues on the El Paso-Santa Fe Pipeline as a shipper acquired our joint venture partner’s interest and is now shipping product on its purchased space rather than our space;

•

a decrease in throughputs of 8,255 barrels per day and a decrease in revenues of $3.4 million on the Ammonia Pipeline due to high inventory levels of ammonia in the Midwest that carried over from the fall of 2008 and unseasonably wet and cold weather in the first half of 2009; and

•

a decrease in throughputs of 3,972 barrels per day and a decrease in revenues of $1.0 million on the North Pipeline mainly due to operational issues at the Mandan refinery during the second quarter of 2009.

Throughputs also decreased 46,373 barrels per day on our pipelines serving the Ardmore and Three Rivers refineries due to operational issues during the second quarter of 2009 and reduced crude run rates as a result of the economic downturn. The decline in revenue due to the lower throughputs was offset by the tariff indexation in July 2008, resulting in a minimal impact to revenue.

These decreases were partially offset by an increase in revenues of $1.2 million on the East Pipeline primarily a result of the tariff increase in July 2008 and increased long haul throughputs.

Operating expenses decreased $7.4 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to:

•	a decrease of $3.0 million due to the effect of changing prices on product imbalances on the East Pipeline, partially offset by a hedging loss;

•	a decrease of $2.8 million in power costs resulting from lower throughputs and lower natural gas prices; and

•	a decrease of $2.4 million in maintenance expenses on certain of the refined product pipelines resulting from less repair work and the repair maintenance schedule of the pipelines.

Asphalt and Fuels Marketing

Sales and cost of product sales decreased $346.6 million and $418.9 million, respectively, during the six months ended June 30, 2009, compared to the six months ended June 30, 2008, mainly due to lower market prices in 2009. These lower market prices more than offset the increase related to a full six months of asphalt operations in 2009 related to our acquisition of the East Coast Asphalt Operations, as well as the increase in cost of product sales related to the $61.0 hedging loss in the second quarter of 2008. Our bunkering activities also contributed to the decrease in sales and cost of sales mainly due to a decrease in volumes and a significant decrease in the market price per metric ton of bunker fuel at our St. Eustatius facility. These decreases were partially offset by an increase in sales and cost of sales related to our other marketing operations due to increased volumes from entering new markets.

Operating expenses increased by $33.5 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to:

•	an increase of $19.1 million due to a full six months of asphalt operations related to our acquisition of the East Coast Asphalt Operations;

•

an increase of $10.3 million due to increased tug and barge rental costs as new vessels were received at our St. Eustatius facility throughout 2008 and higher costs related to an asphalt barge rental; and

•	an increase of $1.8 million due to increased storage costs resulting from increased tank rentals.

Depreciation and amortization expense increased $4.4 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, due to our acquisition of the East Coast Asphalt Operations in March 2008.

General

General and administrative expenses increased by $12.7 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to primarily due to an increase in compensation expense associated with grants to our employees from long-term incentive plans. This increase in compensation resulted from an increase in our unit price in the first half of 2009. In addition, salaries and wages increased due to higher headcount resulting from the Partnership’s growth and merit increases, and professional fees increased mainly due to higher external legal costs.

Other income, net consisted of the following:

	Six Months Ended June 30,
	2009	2008
	(Thousands of Dollars)
Gain from insurance proceeds	$8,895	$3,504
Gain from sale or disposition of assets	21,050	5,318
Foreign exchange (losses) gains	(2,443)	1,018
Other	342	700

Other income, net	$27,844	$10,540

See Note 9 of Notes to Consolidated Financial Statements in Item 1. “Financial Statements and Supplemental Data” for further information regarding the components of other income.

OUTLOOK

Transportation Segment

We expect throughputs for 2009 to decline from 2008 due to the impact of refinery maintenance occurring throughout 2009 and reduced refinery utilization rates caused by lower refining margins. However, effective July 1, 2009, our tariffs increased on most of our pipelines by 7.6%, which will positively affect our revenues. In addition, we completed a pipeline expansion project at the end of the second quarter and expect to see a contribution to earnings beginning in the third quarter of 2009. The tariff increases, the completion of the pipeline expansion project and lower operating expenses should offset the expected revenue decline associated with the lower throughputs.

Storage Segment

Earnings for the storage segment should improve in 2009 compared to 2008, despite lower throughputs, as this segment should benefit primarily from key terminal expansion projects mainly completed in the second half of 2008 and rate increases on our storage contracts. Most of our revenues relate to long-term storage lease contracts, which are not throughput dependent. In addition, our multi-year customer storage contracts include annual index increases to storage fee rates, which should also increase our storage lease revenue.

Asphalt and Fuels Marketing Segment

For the second half of 2009, we expect our asphalt and fuels marketing segment to perform well compared to the first half of the year, primarily due to our asphalt operations. Specifically, we expect our asphalt operations to benefit from solid margins and higher sales volumes due to continued low supply levels and higher demand. A number of factors have contributed to the lower levels of asphalt supply, including reduced asphalt production from complex refiners that have reduced overall production due to weak refining margins. Smaller heavy crude oil discounts have reduced the benefit to complex refiners of processing heavy crudes, which results in less asphalt production from the complex refiners. Additionally, imports continue to remain significantly below last year and historic levels. Absent a change in these factors, we expect asphalt supplies for the remainder of the year to remain relatively low. We expect our asphalt sales volumes to increase in the third quarter, as the second quarter suffered from reduced demand due to wet weather that effectively delayed asphalt paving projects until the third quarter. Our asphalt sales volumes should also increase somewhat in the second half of 2009 due to the impact of the American Recovery and Revitalization Act and other federal highway and public transportation programs, which provide for transportation infrastructure projects, although the majority of the benefit from those programs will occur in 2010 and beyond. Compared to the second half of last year, we expect earnings from our asphalt operations to be more evenly distributed between the third and fourth quarters of 2009 reflective of a less volatile crude oil market.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary cash requirements are for distributions to partners, working capital requirements, including inventory purchases, debt service, capital expenditures, acquisitions and normal operating expenses. On an annual basis, we typically generate sufficient cash from our operations to fund day-to-day operating and general and administrative expenses, reliability capital expenditures, interest expense and distribution requirements. We also have available borrowing capacity under our revolving credit facility, and, to the extent necessary, we may raise additional funds through equity or debt offerings under our $3.0 billion shelf registration statement for strategic capital expenditures or other cash requirements not funded from operations. However, there can be no assurance regarding the availability of any additional funds or whether such additional funds will be available on terms acceptable to us. The volatility of the capital and credit markets could affect our cost of capital and ability to access the capital and credit markets.

Cash Flows for the Six Months Ended June 30, 2009 and 2008

The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2009	2008
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$(68,638)	$28,341
Investing activities	(29,694)	(889,506)
Financing activities	104,963	833,360
Effect of foreign exchange rate changes on cash	2,719	(895)

Net increase (decrease) in cash and cash equivalents	$9,350	$(28,700)

Net cash used in operating activities for the six months ended June 30, 2009 was $68.6 million compared to net cash provided by operating activities of $28.3 million for the six months ended June 30, 2008 primarily due to changes in working capital accounts, partially offset by an increase in net income in 2009. Working capital increased $239.1 million in 2009 compared to $98.4 million in 2008. This was mainly due to an increase of $261.9 million in inventories in 2009 compared to an increase of $132.4 million in 2008 primarily due to the acquisition of the East Coast Asphalt Operations. As the acquisition closed on March 20, 2008, we built up our seasonal inventory levels for approximately three months during the first half of 2008, compared to six months in 2009. Variances in accounts receivable and accounts payable were primarily due to the timing of payments and a full six months of asphalt operations in 2009.

For the six months ended June 30, 2009, net proceeds from long-term debt borrowings and proceeds from asset sales and insurance claims, combined with cash on hand, were used to fund our distributions to unitholders and our general partner, capital expenditures and increased working capital requirements. Capital expenditures primarily related to a pipeline expansion on the southern end of the East Pipeline and projects at our Texas City terminal. Cash flows from investing activities also include insurance proceeds of $10.2 million related to damages caused by Hurricane Ike in the third quarter of 2008 primarily at our Texas City terminal.

For the six months ended June 30, 2008, the proceeds from long-term and short-term debt borrowings, net of repayments, and our issuance of common units and senior notes, combined with cash on hand, were used to fund the acquisition of the East Coast Asphalt Operations, our capital expenditures primarily related to various terminal expansion projects and our distributions to unitholders and the general partner.

2007 Revolving Credit Agreement

Our five-year revolving credit agreement (the 2007 Revolving Credit Agreement) is diversified among 24 participating banks, including Lehman Brothers Bank, FSB (LB Bank), a subsidiary of Lehman Brothers Holdings Inc. (Lehman), which filed for bankruptcy protection in October 2008. LB Bank’s participation in the 2007 Revolving Credit Agreement totaled $42.5 million, of which we had $15.4 million outstanding as of June 30, 2009. As a result of Lehman’s bankruptcy filing, LB Bank has elected not to fund its pro rata share of any future borrowings we request, which reduces the total commitment under the 2007 Revolving Credit Agreement to approximately $1.2 billion. Excluding LB Bank’s participation, we had $362.8 million available for borrowing under the 2007 Revolving Credit Agreement as of June 30, 2009. If other lenders under the 2007 Revolving Credit Agreement file for bankruptcy or experience severe financial hardship due to recent disruptions and steep declines in the global financial markets and tightening credit supply, they may not honor their pro rata share of our borrowing requests.

The 2007 Revolving Credit Agreement matures in December 2012, and we do not have any other significant debt maturing until 2012 and 2013, when four of our five senior notes become due.

Shelf Registration Statement

Our shelf registration statement on Form S-3 permits us to offer and sell various types of securities, including NuStar Energy common units and debt securities of NuStar Logistics and NuPOP, having an aggregate value of up to $3.0 billion (the 2007 Shelf Registration Statement). We filed the 2007 Shelf Registration Statement to gain additional flexibility in accessing capital markets for, among other things, the repayment of outstanding indebtedness, working capital, capital expenditures and acquisitions. As of June 30, 2009, we had $2.3 billion available under our $3.0 billion shelf registration statement.

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

During the six months ended June 30, 2009, our reliability capital expenditures totaled $16.5 million, primarily related to maintenance upgrade projects at our terminals, pipelines and refineries. Strategic and other capital expenditures for the six months ended June 30, 2009 totaled $52.5 million and were mainly due to a pipeline expansion on the southern end of the East Pipeline and projects at our Texas City terminal.

For the full year of 2009, we expect to incur approximately $170.0 million of capital expenditures, including $70.0 million for reliability capital projects and $100.0 million for strategic and other capital projects. We continue to evaluate our capital budget and make changes as economic conditions warrant. If conditions warrant, our actual capital expenditures for 2009 may exceed or be lower than the budgeted amounts. We believe cash generated from operations combined with other sources of liquidity previously described will be sufficient to fund our capital expenditures in 2009, and our internal growth projects can be accelerated or scaled back depending on the capital markets.

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

Distributions

In April 2009, we declared a quarterly cash distribution of $1.0575 per unit that was paid on May 15, 2009 to unitholders of record on May 8, 2009. This distribution related to the first quarter of 2009 and totaled $65.8 million. In July 2009, we declared a quarterly cash distribution of $1.0575 per unit related to the second quarter of 2009. This distribution will be paid on August 13, 2009 to unitholders of record on August 6, 2009 and will total $65.8 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,318	$1,211	$2,636	$2,422
General partner incentive distribution	6,929	5,718	13,858	11,436

Total general partner distribution	8,247	6,929	16,494	13,858
Limited partners’ distribution	57,591	53,644	115,182	107,288

Total cash distributions	$65,838	$60,573	$131,676	$121,146

Cash distributions per unit applicable to limited partners	$1.0575	$0.985	$2.115	$1.970

Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter.

Long-Term Debt Obligations

We are a party to the following long-term debt agreements:

•	the 2007 Revolving Credit Agreement due December 10, 2012, with a balance of $799.6 million as of June 30, 2009;

•

NuStar Logistics’ 6.875% senior notes due July 15, 2012 with a face value of $100.0 million, 6.05% senior notes due March 15, 2013 with a face value of $229.9 million and 7.65% senior notes due April 15, 2018 with a face value of $350.0 million;

•	NuPOP’s 7.75% senior notes due February 15, 2012 and 5.875% senior notes due June 1, 2013 with an aggregate face value of $500.0 million;

•	the $56.2 million revenue bonds due June 1, 2038 associated with the St. James terminal expansion (Gulf Opportunity Zone Revenue Bonds);

•	the £21 million term loan due December 11, 2012 (UK Term Loan); and

•

the $12.0 million note payable in annual installments through December 31, 2015 to the Port of Corpus Christi Authority of Nueces County, Texas, with a balance of $4.8 million as of June 30, 2009, associated with the construction of a crude oil storage facility in Corpus Christi, Texas (Port Authority of Corpus Christi Note Payable).

Please refer to Note 4 of the Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of certain of our long-term debt agreements.

Our 2007 Revolving Credit Agreement and UK Term Loan each require that we maintain certain financial ratios and include other restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exist or would result from the distribution. Our management believes that we are in compliance with all of these ratios and covenants as of June 30, 2009.

Interest Rate Swaps

As of June 30, 2009, the weighted-average interest rate for our interest rate swaps was 2.9%. As of June 30, 2009 and December 31, 2008, the aggregate estimated fair value of the interest rate swaps included in “Other long-term assets, net” in our consolidated balance sheets was $9.2 million and $15.3 million, respectively.

Credit Ratings

On July 28, 2009, Moody’s changed the rating outlook for NuStar Logistics and NuPOP to stable from negative.

Commitments

In June 2009, we entered into a lease agreement for three asphalt terminals located in Saginaw, Texas; Gloucester City, New Jersey; and Newport News, Virginia totaling approximately $33.0 million over a period of about 2.5 years. These terminals will contribute an additional 1.5 million barrels of storage capacity to our asphalt operations.

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

In the first quarter of 2009, our scheduled deliveries of Boscan crude oil were reduced by 900,000 barrels from the amounts specified in our crude oil supply agreement with PDVSA. We replaced the volumes lost from PDVSA with alternative grades of crude oil purchased on the spot market. We are currently receiving full contract volumes and have not received notification of any further supply reductions from PDVSA.

Environmental, Health and Safety

We are subject to extensive federal, state and local environmental and safety laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures, pipeline integrity and operator qualifications, among others. Because more stringent environmental and safety laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental, health and safety matters is expected to increase.

Contingencies

We are subject to certain loss contingencies, the outcomes of which could have an adverse effect on our cash flows and results of operations, as further disclosed in Note 5 of the Notes to Consolidated Financial Statements in Item 1. “Financial Statements.”

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

Interest Rate Risk

We manage our debt by considering various financing alternatives available in the market, and we manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, we utilize interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt. Borrowings under the 2007 Revolving Credit Agreement and Gulf Opportunity Zone Revenue Bonds expose us to increases in the benchmark interest rate.

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

	June 30, 2009
	Expected Maturity Dates
	2009	2010	2011	2012	2013	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$713	$770	$832	$385,479	$480,902	$350,627	$1,219,323	$1,249,888
Average interest rate	8.0%	8.0%	8.0%	7.4%	6.0%	7.7%	6.9%
Variable rate	$—	$—	$—	$799,591	$—	$56,200	$855,791	$855,791
Average interest rate	—	—	—	1.1%	—	0.3%	1.0%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$60,000	$107,500	$—	$167,500	$9,173
Average pay rate	3.1%	4.3%	5.4%	6.0%	5.7%	—	4.8%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.1%	—	6.3%

	December 31, 2008
	Expected Maturity Dates
	2009	2010	2011	2012	2013	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$713	$770	$832	$381,647	$480,902	$350,627	$1,215,491	$1,157,470
Average interest rate	8.0%	8.0%	8.0%	7.4%	6.0%	7.7%	6.9%
Variable rate	$—	$—	$—	$555,294	$—	$56,200	$611,494	$611,494
Average interest rate	—	—	—	1.9%	—	0.9%	1.8%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$60,000	$107,500	$—	$167,500	$15,284
Average pay rate	3.2%	3.9%	4.3%	4.5%	4.3%	—	4.0%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.1%	—	6.3%

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

The following tables provide information about our derivative instruments, the fair value of which will fluctuate with changes in commodity prices:

	June 30, 2009
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short: (refined products)	1,121	N/A	$69.78	$(13,898)
Swaps – short: (refined products)	80	N/A	$58.88	(164)

Economic Hedges:
Futures – long: (crude oil and refined products)	991	$74.90	N/A	2,981
Futures – short: (crude oil and refined products)	1,369	N/A	$62.39	(24,202)
Swaps – long: (crude oil and refined products)	45	$58.18	N/A	131
Swaps – short: (crude oil and refined products)	25	N/A	$51.00	(252)

Total fair value of open positions				$(35,404)

	December 31, 2008
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short: (refined products)	445	N/A	$43.88	$(2,370)

Economic Hedges:
Futures – long: (crude oil and refined products)	119	$39.92	N/A	654
Futures – short: (crude oil and refined products)	754	N/A	$48.95	(3,131)

Total fair value of open positions				$(4,847)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2009.

(b)	Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2008, as well as our subsequent quarterly reports on Form 10-Q.

EPA Investigation. In November 2006, the U.S. Environmental Protection Agency (the EPA) commenced an investigation at one of the terminals owned by Shore Terminals LLC (Shore). The investigation concerned allegations that Shore failed to comply with certain of its obligations under the Clean Air Act. Shore cooperated fully with the government in its investigation. At the conclusion of the investigation, Shore agreed to plead guilty to four counts of making a false statement under Title 18 United States Code 1001. Shore also agreed to pay a monetary fine of $1.75 million, contribute $750,000 to community environmental projects, serve two years of probation and participate in an environmental compliance program. On July 14, 2009, the United States District Court for the Northern District of California accepted the plea agreement.

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
August 7, 2009

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
August 7, 2009

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
August 7, 2009