Form 10-Q
period 2009-09-30
NuStar Energy L.P.
filed 2009-11-05
CIK 1110805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

78248

(Zip Code)

Registrant’s telephone number, including area code (210) 918-2000

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

The number of common units outstanding as of November 1, 2009 was 54,460,549.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,849	$45,375
Accounts receivable, net of allowance for doubtful accounts of $1,856 and $1,174 as of September 30, 2009 and December 31, 2008, respectively	215,349	178,216
Inventories	398,914	220,574
Other current assets	55,027	42,321

Total current assets	682,139	486,486

Property, plant and equipment, at cost	3,632,381	3,507,573
Accumulated depreciation and amortization	(658,834)	(565,749)

Property, plant and equipment, net	2,973,547	2,941,824
Intangible assets, net	46,009	51,704
Goodwill	807,742	806,330
Investment in joint venture	69,761	68,813
Deferred income tax asset	10,206	12,427
Other long-term assets, net	80,216	92,013

Total assets	$4,669,620	$4,459,597

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$694	$713
Accounts payable	301,307	145,963
Payable to related party	9,087	3,441
Notes payable	10,500	22,120
Accrued interest payable	21,819	22,496
Accrued liabilities	46,802	37,454
Taxes other than income tax	18,907	15,333
Income tax payable	1,865	4,504

Total current liabilities	410,981	252,024

Long-term debt, less current portion	1,914,598	1,872,015
Long-term payable to related party	7,102	6,645
Deferred income tax liability	25,545	27,370
Other long-term liabilities	94,154	94,546
Commitments and contingencies (Note 5)

Partners’ equity:
Limited partners (54,460,549 common units outstanding as of September 30, 2009 and December 31, 2008)	2,163,973	2,173,462
General partner	47,306	47,801
Accumulated other comprehensive income (loss)	5,961	(14,266)

Total partners’ equity	2,217,240	2,206,997

Total liabilities and partners’ equity	$4,669,620	$4,459,597

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Service revenues	$190,439	$187,104	$549,133	$547,775
Product sales	1,060,808	1,638,122	2,323,960	3,247,805

Total revenues	1,251,247	1,825,226	2,873,093	3,795,580

Costs and expenses:
Cost of product sales	989,868	1,467,152	2,138,524	3,036,077
Operating expenses:
Third parties	87,724	92,952	239,656	234,271
Related party	30,466	34,143	92,361	88,202

Total operating expenses	118,190	127,095	332,017	322,473
General and administrative expenses:
Third parties	9,109	7,846	26,531	23,259
Related party	10,104	12,512	40,998	32,726

Total general and administrative expenses	19,213	20,358	67,529	55,985
Depreciation and amortization expense	36,786	35,143	108,323	100,019

Total costs and expenses	1,164,057	1,649,748	2,646,393	3,514,554

Operating income	87,190	175,478	226,700	281,026
Equity earnings from joint ventures	2,374	2,122	7,698	6,072
Interest expense, net	(19,791)	(25,228)	(60,526)	(67,027)
Other (expense) income, net	(1,961)	1,696	25,883	12,236

Income before income tax expense	67,812	154,068	199,755	232,307
Income tax expense	3,372	2,791	12,225	11,071

Net income	$64,440	$151,277	$187,530	$221,236

Net income per unit applicable to limited partners (Note 10)	$1.03	$2.60	$2.99	$3.77

Weighted average limited partner units outstanding	54,460,549	54,460,549	54,460,549	52,753,696

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$187,530	$221,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	108,323	100,019
Amortization of debt related items	(5,266)	(4,786)
Gain on sale or disposition of assets	(21,160)	(5,495)
Provision for deferred income tax	1,020	387
Equity earnings from joint ventures	(7,698)	(6,072)
Distributions of equity earnings from joint ventures	6,750	500
Changes in current assets and current liabilities (Note 11)	(61,226)	(77,237)
Other, net	(2,035)	2,880

Net cash provided by operating activities	206,238	231,432

Cash Flows from Investing Activities:
Reliability capital expenditures	(32,915)	(28,001)
Strategic and other capital expenditures	(85,736)	(113,554)
Acquisition of East Coast Asphalt Operations	—	(803,184)
Proceeds from sale or disposition of assets	29,451	6,877
Proceeds from insurance settlement	10,856	—
Other	(9)	24

Net cash used in investing activities	(78,353)	(937,838)

Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	868,189	1,788,932
Proceeds from short-term debt borrowings	306,828	590,700
Proceeds from senior note offering, net of issuance costs	—	346,226
Long-term debt repayments	(819,040)	(1,552,553)
Short-term debt repayments	(318,448)	(577,098)
Proceeds from issuance of common units, net of issuance costs	—	236,215
Contributions from general partner	—	5,025
Distributions to unitholders and general partner	(197,514)	(176,103)
Decrease in cash book overdrafts	(6,406)	(495)
Other	—	(4)

Net cash (used in) provided by financing activities	(166,391)	660,845

Effect of foreign exchange rate changes on cash	5,980	(3,562)

Net decrease in cash and cash equivalents	(32,526)	(49,123)
Cash and cash equivalents as of the beginning of the period	45,375	89,838

Cash and cash equivalents as of the end of the period	$12,849	$40,715

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

We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: storage, transportation, and asphalt and fuels marketing.

Basis of Presentation

These unaudited consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. We account for investments in 50% or less-owned entities using the equity method.

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all disclosures made are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2009 and 2008 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements as of that date. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

We have reviewed and disclosed, as necessary, subsequent events that occurred after September 30, 2009 through November 5, 2009, the date of issuance of these unaudited financial statements.

New Accounting Pronouncements

Measuring Liabilities at Fair Value. In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures-Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 clarifies the guidance on the fair value measurement of liabilities for circumstances in which a quoted price in an active market for an identical liability is not available. ASU 2009-05 is effective the first reporting period after issuance. Accordingly, we adopted the provisions of ASU 2009-05 effective October 1, 2009 and do not expect it to materially affect our financial position or results of operations.

Variable Interest Entities. In June 2009, the FASB amended certain requirements related to variable interest entities (VIEs), including the requirements for determining whether an entity is a VIE or the primary beneficiary of a VIE. In addition, the amended requirements include additional disclosures about an entity’s involvement with a VIE. These amended requirements become effective as of the beginning of a company’s first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Accordingly, we will be required to comply with the amended requirements on January 1, 2010 and do not expect it to materially affect our financial position or results of operations.

Subsequent Events. In May 2009, the FASB established accounting and disclosure requirements for events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. These requirements include the disclosure of the date through which subsequent events have been evaluated, and the basis for determining that date. We adopted these provisions effective April 1, 2009.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contingencies in Business Combinations. In April 2009, the FASB amended certain requirements related to business combinations to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value on the acquisition date if fair value can be determined. If fair value cannot be determined, then the acquired contingencies should be accounted for using previous applicable guidance. The amended requirements also made some changes to the accounting for contingent consideration arrangements and the disclosure of assets and liabilities arising from contingencies in a business combination. We adopted these provisions effective January 1, 2009, and there was no impact as this affects business combinations occuring after the effective date.

Financial Instruments. In April 2009, the FASB revised its existing disclosure requirements for the fair value of financial instruments in annual and interim financial statements. Starting with interim periods ending after June 15, 2009, we must disclose the fair value of all financial instruments, whether or not recognized at fair value in the balance sheet, along with the related carrying value and methods and significant assumptions used to estimate the fair value. Retrospective application for comparative periods presented is not required. Accordingly, we adopted these provisions effective April 1, 2009 and included the required disclosures in Note 6. Fair Value Measurements.

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

The acquisition of the East Coast Asphalt Operations was accounted for using the purchase method. The purchase price has been allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition. The purchase price and final purchase price allocation were as follows (in thousands):

Cash paid for the East Coast Asphalt Operations	$801,686
Transaction costs	1,498

Total cash paid	803,184
Fair value of liabilities assumed	37,238

Purchase price	$840,422

Inventories	$327,312
Other current assets	1,439
Property, plant and equipment	450,310
Goodwill	22,132
Intangible assets	11,510
Other long-term assets	27,719

Purchase price allocation	$840,422

3. INVENTORIES

Inventories consisted of the following:

	September 30, 2009	December 31, 2008
	(Thousands of Dollars)
Crude oil	$109,775	$14,912
Finished products	289,139	205,662

Total	$398,914	$220,574

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. DEBT

Revolving Credit Agreement

During the nine months ended September 30, 2009, we borrowed an aggregate $808.8 million under our five-year revolving credit agreement (the 2007 Revolving Credit Agreement) to fund a portion of our capital expenditures and working capital requirements. Additionally, we repaid $762.8 million during the nine months ended September 30, 2009. The 2007 Revolving Credit Agreement bears interest based on either an alternative base rate or a LIBOR based rate, which was 1.0% as of September 30, 2009.

The 2007 Revolving Credit Agreement is diversified among numerous participating banks, including Lehman Brothers Bank, FSB (LB Bank), a subsidiary of Lehman Brothers Holdings Inc. (Lehman), which filed for bankruptcy protection in October 2008. LB Bank’s participation in the 2007 Revolving Credit Agreement totaled $42.5 million, of which $8.7 million remained outstanding as of September 30, 2009. As a result of Lehman’s bankruptcy filing in October 2008, LB Bank has elected not to fund its pro rata share of any future borrowings we request, which reduces the total commitment under the 2007 Revolving Credit Agreement to approximately $1.2 billion. Excluding LB Bank’s participation, we had $547.2 million available for borrowing under the 2007 Revolving Credit Agreement as of September 30, 2009. If other lenders under the 2007 Revolving Credit Agreement file for bankruptcy or experience severe financial hardship due to disruptions and steep declines in the global financial markets and tightening credit supply, they may not honor their pro rata share of our borrowing requests. In addition, the 2007 Revolving Credit Agreement requires us to maintain, as of the end of each four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00, which may limit the amount we can borrow to an amount less than the total amount available. As of September 30, 2009, the consolidated debt coverage ratio was 4.6x.

Gulf Opportunity Zone Revenue Bonds

On June 26, 2008, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued $56.2 million of Revenue Bonds (NuStar Logistics, L.P. Project) Series 2008 associated with our St. James terminal expansion. The bonds mature on June 1, 2038. The interest rate is based on a weekly tax-exempt bond market interest rate and is paid monthly. The interest rate was 0.3% as of September 30, 2009. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansion. As of September 30, 2009, we have received $55.5 million from the trustee, of which $3.2 million was received during the nine months ended September 30, 2009. As of September 30, 2009, the remaining $0.7 million in trust are included in “Other long-term assets, net,” and the $56.2 million obligation is included in “Long-term debt, less current portion” in our consolidated balance sheets.

Lines of Credit

As of September 30, 2009, we had one short-term line of credit with an uncommitted borrowing capacity of up to $20.0 million. Outstanding borrowings on this line of credit totaled $10.5 million as of September 30, 2009 at an interest rate of 2.2%. During the nine months ended September 30, 2009, we borrowed $306.8 million and repaid $316.3 million for current working capital needs.

5. COMMITMENTS AND CONTINGENCIES

Litigation and Environmental Matters

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of September 30, 2009, we have recorded $0.6 million of accruals related to settled matters and $79.7 million of accruals for contingent losses. The actual payment of any amounts accrued and the timing of such payments ultimately made is uncertain.

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to us indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against us related to this matter, and we have not made any payments toward costs incurred by the DOJ. We are currently in settlement discussions with other potentially responsible parties and the DOJ.

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

Commitments

In June 2009, we entered into a lease agreement for three asphalt terminals with 1.5 million barrels of storage capacity located in Saginaw, Texas; Gloucester City, New Jersey; and Newport News, Virginia totaling approximately $33.0 million over a period of about 2.5 years.

6. FAIR VALUE MEASUREMENTS

We segregate the inputs used in measuring fair value into three levels: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists.

We have applied fair value recognition and disclosure provisions for financial assets and liabilities and for nonfinancial assets and liabilities that are re-measured at least annually as of January 1, 2008. As permitted, we applied the provisions for nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis as of January 1, 2009, which did not affect our financial position or results of operations.

The following assets and liabilities are measured at fair value on a recurring basis:

	September 30, 2009
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$1,263	$—	$—	$1,263
Other long-term assets, net:
Interest rate swaps	—	10,127	—	10,127
Accrued liabilities:
Product imbalances	(123)	—	—	(123)
Derivatives	(19,766)	—	—	(19,766)

Total	$(18,626)	$10,127	$—	$(8,499)

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Derivatives	$8,502	$—	$—	$8,502
Product imbalances	—	11,502	—	11,502
Other long-term assets, net:
Interest rate swaps	—	15,284	—	15,284
Accrued liabilities:
Product imbalances	—	(2,193)	—	(2,193)

Total	$8,502	$24,593	$—	$33,095

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

Derivatives

A portion of our product inventories and related firm commitments qualify for fair value hedge treatment. The fair value of the respective hedged items is determined using quoted market prices.

Our commodity derivative instruments consist of futures contracts and swaps traded on the NYMEX, and the fair values of these contracts are based on their quoted prices. We have consistently applied these valuation techniques in all periods presented.

Fair Value of Financial Instruments

We do not record our outstanding debt at fair value in our consolidated balance sheet. The estimated fair value and carrying amount of our fixed-rate debt was as follows:

	September 30, 2009	December 31, 2008
	(Thousands of Dollars)
Fair value	$1,306,263	$1,157,470
Carrying amount	$1,252,986	$1,261,234

We estimated these fair values using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our variable rate debt approximates its carrying amount of $672.8 million as of September 30, 2009.

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

In March 2008, the FASB amended and expanded the existing disclosure requirements for derivative instruments to require enhanced disclosures on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their impact on an entity’s financial performance, financial position and cash flows. We adopted these disclosure requirements as of January 1, 2009.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
			(Thousands of Dollars)
Derivatives Designated as Fair Value Hedging Instruments:
Interest rate swaps	Other long-term assets, net	$10,127	$15,284	$—	$—
Commodity contracts	Other current assets	—	7,005	—	(6,911)
Commodity contracts	Accrued liabilities	2,416	—	(7,517)	—

Total		12,543	22,289	(7,517)	(6,911)

Derivatives Not Designated as Fair Value Hedging Instruments:
Commodity contracts	Other current assets	—	8,408	—	—
Commodity contracts	Accrued liabilities	2,962	—	(17,627)	—

Total		2,962	8,408	(17,627)	—

Total Derivatives		$15,505	$30,697	$(25,144)	$(6,911)

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The earnings impact of our derivative activity was as follows for the three and nine months ended September 30, 2009:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Three months ended September 30, 2009:
Interest rate swaps	Interest expense, net	$953	$(953)	$—
Commodity contracts	Cost of product sales	(94)	6,490	6,396

Total		$859	$5,537	$6,396

Nine months ended September 30, 2009:
Interest rate swaps	Interest expense, net	$(5,158)	$5,158	$—
Commodity contracts	Cost of product sales	(14,777)	23,732	8,955

Total		$(19,935)	$28,890	$8,955

Derivatives Not Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Three months ended September 30, 2009:
Commodity contracts	Cost of product sales	$2,574

Nine months ended September 30, 2009:
Commodity contracts	Cost of product sales	$(8,341)
Commodity contracts	Operating expenses	(3,564)

Total		$(11,905)

The following table presents the volume of our derivative activity. The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short positions on an absolute basis.

September 30, 2009
Commodity contracts (thousands of barrels)	10,978
Interest rate swaps (notional amount in thousands of dollars)	$167,500

Commodity Price Risk

We are exposed to commodity price risk with respect to our product inventories and related firm commitments to purchase and/or sell such inventories. We utilize futures contracts and swaps traded on the NYMEX to manage our exposure to changes in the fair value of certain of our product inventories, related firm commitments and product imbalances with the objective of stabilizing cash flows. Derivative instruments designated and qualifying as fair value hedges are recorded in the consolidated balance sheets as assets or liabilities at fair value, with related mark-to-market adjustments recorded in “Cost of product sales” in the consolidated statements of income. The offsetting gain or loss on the associated hedged physical inventory or firm commitment, together with the resulting hedge ineffectiveness, is recognized concurrently in “Cost of product sales.” No component of the associated derivative instruments’ gains or losses was excluded from our assessment of hedge ineffectiveness.

We record derivative instruments that do not qualify for hedge accounting, but that hedge physical inventory, in the consolidated balance sheets as assets or liabilities at fair value with mark-to-market adjustments recorded in “Cost of

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

product sales” or “Operating expenses” in the consolidated statements of income. Fair value is based on quoted market prices.

From time to time, we also enter into derivative commodity instruments based on our analysis of market conditions in order to attempt to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges. We record these derivatives in the consolidated balance sheets as assets or liabilities at fair value with mark-to-market adjustments recorded in “Product sales” in the consolidated statements of income. We did not enter into any such derivatives during the nine months ended September 30, 2009.

As of September 30, 2009, we had $21.4 million of margin deposits related to our derivative instruments.

Interest Rate Swaps

We are a party to certain interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. We account for the interest rate swaps as fair value hedges and recognize the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. The interest rate swap contracts qualify for the shortcut method of accounting. As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged debt. As of September 30, 2009, the weighted-average interest rate for our interest rate swaps was 2.6%.

Concentration of Credit Risk

We are exposed to credit risk on our hedging instruments in the event of nonperformance by counterparties. However, because our hedging activities are transacted only with highly rated institutions, we do not anticipate nonperformance by any of these counterparties.

8. RELATED PARTY TRANSACTIONS

Our operations are managed by the general partner of our general partner, NuStar GP, LLC. The employees of NuStar GP, LLC perform services for our U.S. operations. Certain of our wholly owned subsidiaries employ persons who perform services for our international operations. We reimburse NuStar GP, LLC for all costs related to its employees, other than costs associated with NuStar GP Holdings under the services agreement described below. We had a payable of $9.1 million and $3.4 million, as of September 30, 2009 and December 31, 2008, respectively, with both amounts primarily representing payroll and benefit plan costs, net of payments made by us. We also had a long-term payable of $7.1 million and $6.6 million, as of September 30, 2009 and December 31, 2008, respectively, to NuStar GP, LLC related to amounts payable for retiree medical benefits and other post-employment benefits.

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Thousands of Dollars)
Operating expenses	$30,466	$34,143	$92,361	$88,202
General and administrative expenses	10,104	12,512	40,998	32,726

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. OTHER INCOME

Other income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Thousands of Dollars)
Gain from insurance proceeds	$174	$—	$9,069	$3,504
Gain from sale or disposition of assets	110	332	21,160	5,650
Foreign exchange (losses) gains	(2,324)	2,451	(4,767)	3,469
Other	79	(1,087)	421	(387)

Other income, net	$(1,961)	$1,696	$25,883	$12,236

The gain from sale or disposal of fixed assets for the nine months ended September 30, 2009 includes a gain of $21.4 million related to the June 15, 2009 sale of the Ardmore-Wynnewood pipeline in Oklahoma and the Trans-Texas pipeline.

For the three and nine months ended September 30, 2009, the gain from insurance proceeds results from insurance claims related to damage caused by Hurricane Ike primarily at our Texas City terminal in the third quarter of 2008. For the nine months ended September 30, 2008, the gain from insurance proceeds relates to business interruption insurance proceeds associated with lost earnings at our pipelines and terminals that serve Valero Energy Corporation’s McKee refinery, which experienced a fire in February 2007.

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

Net Income per Unit

In 2008, the FASB provided additional guidance regarding the application of the two-class method to calculate earnings per unit for master limited partnerships with incentive distribution rights (IDRs) that are accounted for as equity interests. Under the new guidance, effective January 1, 2009, a master limited partnership must allocate earnings to its IDRs in the calculation of earnings per unit. The terms of our partnership agreement limit distributions to the IDR holders to the amount of available cash calculated for the period. As a result, IDRs are not allocated undistributed earnings or distributions in excess of earnings, thus the effect of adopting the additional guidance was not significant to our calculation of earnings per unit. Previous periods have been restated to conform to this presentation. Basic and diluted net income per unit applicable to limited partners are the same because we have no potentially dilutive securities outstanding.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the calculation of earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Thousands of Dollars, Except Per Unit Data)
Net income	$64,440	$151,277	$187,530	$221,236
Less general partner distribution (including IDRs) (a)	8,382	8,247	24,876	21,464
Less limited partner distribution	58,000	57,591	173,182	159,903

Distributions less than (greater than) earnings	$(1,942)	$85,439	$(10,528)	$39,869

General partner earnings:
Distributions	$8,382	$8,247	$24,876	$21,464
Allocation of distributions less than (greater than) earnings (2%)	(39)	1,709	(211)	797

Total	$8,343	$9,956	$24,665	$22,261

Limited partner earnings:
Distributions	$58,000	$57,591	$173,182	$159,903
Allocation of distributions less than (greater than) earnings (98%)	(1,903)	83,730	(10,317)	39,072

Total	$56,097	$141,321	$162,865	$198,975

Weighted average limited partner units outstanding	54,460,549	54,460,549	54,460,549	52,753,696

Net income per unit applicable to limited partners:
Distributions	$1.06	$1.06	$3.18	$3.03
Distributions less than (greater than) earnings	(0.03)	1.54	(0.19)	0.74

Total	$1.03	$2.60	$2.99	$3.77

(a)	For the first quarter of 2008, the general partner distribution used in our calculation of earnings per unit was based on the partnership interests outstanding as of March 31, 2008. We issued approximately 5.1 million common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. Therefore, the general partner’s portion of the actual distribution made with respect to the nine months ended September 30, 2008, including the IDRs, which is shown in the distribution table below, exceeded the general partner distribution used in the calculation of earnings per unit.

Cash Distributions

In July 2009, we declared a quarterly cash distribution of $1.0575 per unit that was paid on August 13, 2009 to unitholders of record on August 6, 2009. This distribution related to the second quarter of 2009 and totaled $65.8 million. In October 2009, we declared a quarterly cash distribution of $1.065 per unit related to the third quarter of 2009. This distribution will be paid on November 12, 2009 to unitholders of record on November 5, 2009 and will total $66.4 million.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,327	$1,318	$3,963	$3,740
General partner incentive distribution	7,055	6,929	20,913	18,365

Total general partner distribution	8,382	8,247	24,876	22,105
Limited partners’ distribution	58,000	57,591	173,182	164,879

Total cash distributions	$66,382	$65,838	$198,058	$186,984

Cash distributions per unit applicable to limited partners	$1.065	$1.0575	$3.180	$3.0275

Comprehensive Income

The difference between our net income and our comprehensive income resulted from foreign currency translation adjustments. Our total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Thousands of Dollars)
Net income	$64,440	$151,277	$187,530	$221,236
Foreign currency translation adjustment	9,174	(13,817)	20,227	(15,018)

Comprehensive income	$73,614	$137,460	$207,757	$206,218

11. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Nine Months Ended September 30,
	2009	2008
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(35,339)	$(206,125)
Receivable from related party	—	(425)
Inventories	(178,056)	(133,361)
Other current assets	(10,765)	(5,214)
Increase (decrease) in current liabilities:
Accounts payable	160,480	235,034
Payable to related party	5,487	—
Accrued interest payable	(677)	5,902
Accrued liabilities	482	14,489
Taxes other than income tax	3,558	11,556
Income tax payable	(6,396)	907

Changes in current assets and current liabilities	$(61,226)	$(77,237)

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash flows related to interest and income taxes were as follows:

	Nine Months Ended September 30,
	2009	2008
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$70,626	$70,643
Cash paid for income taxes, net of tax refunds received	$17,218	$9,968

12. SEGMENT INFORMATION

Our operating segments consist of storage, transportation, and asphalt and fuels marketing. Our segments represent strategic business units that offer different services. We evaluate the performance of each segment based on its respective operating income, before general and administrative expenses and certain non-segmental depreciation and amortization expense. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal operations include terminalling and storage lease services, pipeline transportation services and asphalt and fuels marketing. Product sales included in our asphalt and fuels marketing segment consist of sales of asphalt and other petroleum products to third parties. Intersegment revenues result from storage and throughput agreements at lease rates consistent with rates charged to third parties for storage and at pipeline tariffs based upon the published tariff applicable to all shippers.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Thousands of Dollars)
Revenues:
Storage:
Third party revenues	$112,697	$106,179	$328,820	$314,449
Intersegment revenues	12,536	9,602	31,528	22,105

Total storage	125,233	115,781	360,348	336,554
Transportation:
Third party revenues	77,742	80,925	220,313	233,326
Intersegment revenues	273	238	838	644

Total transportation	78,015	81,163	221,151	233,970
Asphalt and fuels marketing:
Third party revenues	1,060,808	1,638,122	2,323,960	3,247,805
Intersegment revenues	—	—	—	29

Total asphalt and fuels marketing	1,060,808	1,638,122	2,323,960	3,247,834
Consolidation and intersegment eliminations	(12,809)	(9,840)	(32,366)	(22,778)

Total revenues	$1,251,247	$1,825,226	$2,873,093	$3,795,580

Operating income:
Storage	$44,033	$30,182	$131,082	$103,188
Transportation	35,425	28,961	100,394	96,036
Asphalt and fuels marketing	28,110	137,604	65,298	140,359
Consolidation and intersegment eliminations	41	9	869	(34)

Total segment operating income	107,609	196,756	297,643	339,549
Less general and administrative expenses	19,213	20,358	67,529	55,985
Less other depreciation and amortization	1,206	920	3,414	2,538

Total operating income	$87,190	$175,478	$226,700	$281,026

Total assets by reportable segment were as follows:

	September 30, 2009	December 31, 2008
	(Thousands of Dollars)
Storage	$2,192,350	$2,140,010
Transportation	1,289,303	1,327,666
Asphalt and fuels marketing	1,117,722	885,492

Total segment assets	4,599,375	4,353,168
Other partnership assets	70,245	106,429

Total consolidated assets	$4,669,620	$4,459,597

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

Condensed Consolidating Balance Sheets

September 30, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$53	$1,093	$591	$11,112	$—	$12,849
Receivables, net	—	25,203	8,800	185,423	(4,077)	215,349
Inventories	—	—	340	398,797	(223)	398,914
Other current assets	—	13,262	3,099	38,666	—	55,027
Intercompany receivable	—	261,765	680,355	—	(942,120)	—

Current assets	53	301,323	693,185	633,998	(946,420)	682,139

Property, plant and equipment, net	—	934,948	627,468	1,411,131	—	2,973,547
Intangible assets, net	—	2,365	—	43,644	—	46,009
Goodwill	—	18,094	170,652	618,996	—	807,742
Investment in wholly owned subsidiaries	2,332,761	128,221	872,920	1,877,013	(5,210,915)	—
Investment in joint venture	—	—	—	69,761	—	69,761
Deferred income tax asset	—	—	—	10,206	—	10,206
Other long-term assets, net	56	24,056	26,424	29,680	—	80,216

Total assets	$2,332,870	$1,409,007	$2,390,649	$4,694,429	$(6,157,335)	$4,669,620

Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$694	$—	$—	$—	$694
Payables	5	13,700	10,678	290,088	(4,077)	310,394
Notes payable	—	10,500	—	—	—	10,500
Accrued interest payable	—	14,453	7,318	48	—	21,819
Accrued liabilities	964	9,857	3,430	32,553	(2)	46,802
Taxes other than income tax	63	5,254	3,393	10,197	—	18,907
Income tax payable	—	859	—	1,006	—	1,865
Intercompany payable	120,559	—	—	821,561	(942,120)	—

Current liabilities	121,591	55,317	24,819	1,155,453	(946,199)	410,981

Long-term debt, less current portion	—	1,355,526	525,449	33,623	—	1,914,598
Long-term payable to related party	—	505	—	6,597	—	7,102
Deferred tax liability	—	—	—	25,545	—	25,545
Other long-term liabilities	—	4,043	1,162	88,949	—	94,154
Total partners’ equity	2,211,279	(6,384)	1,839,219	3,384,262	(5,211,136)	2,217,240

Total liabilities and partners’ equity	$2,332,870	$1,409,007	$2,390,649	$4,694,429	$(6,157,335)	$4,669,620

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$75,342	$37,796	$1,144,632	$(6,523)	$1,251,247
Costs and expenses	521	43,400	28,253	1,098,380	(6,497)	1,164,057

Operating (loss) income	(521)	31,942	9,543	46,252	(26)	87,190

Equity earnings in subsidiaries	64,961	24,581	18,033	27,575	(135,150)	—
Equity earnings from joint venture	—	—	—	2,374	—	2,374
Interest expense, net	—	(12,800)	(6,058)	(933)	—	(19,791)
Other income (expense), net	—	161	(59)	(2,063)	—	(1,961)

Income before income tax expense	64,440	43,884	21,459	73,205	(135,176)	67,812
Income tax expense	—	430	—	2,942	—	3,372

Net income	$64,440	$43,454	$21,459	$70,263	$(135,176)	$64,440

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$76,295	$37,376	$1,714,321	$(2,766)	$1,825,226
Costs and expenses	519	46,201	31,977	1,573,785	(2,734)	1,649,748

Operating (loss) income	(519)	30,094	5,399	140,536	(32)	175,478

Equity earnings in subsidiaries	151,796	111,047	29,667	51,926	(344,436)	—
Equity (loss) earnings from joint ventures	—	(357)	—	2,479	—	2,122
Interest expense, net	—	(17,719)	(6,142)	(1,367)	—	(25,228)
Other income (expense), net	—	116	(437)	2,017	—	1,696

Income before income tax expense	151,277	123,181	28,487	195,591	(344,468)	154,068
Income tax expense	—	—	—	2,791	—	2,791

Net income	$151,277	$123,181	$28,487	$192,800	$(344,468)	$151,277

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$219,492	$105,691	$2,561,585	$(13,675)	$2,873,093
Costs and expenses	1,560	133,967	77,780	2,447,233	(14,147)	2,646,393

Operating (loss) income	(1,560)	85,525	27,911	114,352	472	226,700

Equity earnings in subsidiaries	189,090	45,787	66,214	100,437	(401,528)	—
Equity earnings from joint venture	—	—	—	7,698	—	7,698
Interest expense, net	—	(39,381)	(18,175)	(2,970)	—	(60,526)
Other income, net	—	21,586	47	4,250	—	25,883

Income before income tax expense	187,530	113,517	75,997	223,767	(401,056)	199,755
Income tax expense	—	870	—	11,355	—	12,225

Net income	$187,530	$112,647	$75,997	$212,412	$(401,056)	$187,530

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$223,483	$109,186	$3,467,964	$(5,053)	$3,795,580
Costs and expenses	1,163	135,686	83,917	3,298,809	(5,021)	3,514,554

Operating (loss) income	(1,163)	87,797	25,269	169,155	(32)	281,026

Equity earnings in subsidiaries	222,477	96,364	71,005	124,480	(514,326)	—
Equity earnings from joint ventures	—	353	—	5,719	—	6,072
Interest expense, net	—	(45,873)	(18,575)	(2,579)	—	(67,027)
Other (expense) income, net	(78)	8,205	(445)	4,554	—	12,236

Income before income tax expense	221,236	146,846	77,254	301,329	(514,358)	232,307
Income tax expense	—	976	—	10,095	—	11,071

Net income	$221,236	$145,870	$77,254	$291,234	$(514,358)	$221,236

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$195,845	$81,353	$32,179	$94,395	$(197,534)	$206,238

Cash flows from investing activities:
Capital expenditures	—	(24,429)	(17,916)	(76,306)	—	(118,651)
Proceeds from insurance settlement	—	—	—	10,856	—	10,856
Proceeds from sale or disposition of assets	—	29,090	35	326	—	29,451
Other	—	—	—	(9)	—	(9)

Net cash provided by (used in) investing activities	—	4,661	(17,881)	(65,133)	—	(78,353)

Cash flows from financing activities:
Debt borrowings	—	1,175,017	—	—	—	1,175,017
Debt repayments	—	(1,137,488)	—	—	—	(1,137,488)
Distributions to unitholders and general partner	(197,514)	(197,514)	—	(20)	197,534	(197,514)
Net intercompany borrowings (repayments)	1,669	76,053	(14,363)	(63,359)	—	—
Other	—	(5,832)	—	(574)	—	(6,406)

Net cash (used in) provided by financing activities	(195,845)	(89,764)	(14,363)	(63,953)	197,534	(166,391)

Effect of foreign exchange rate changes on cash	—	4,841	—	1,139	—	5,980

Net increase (decrease) in cash and cash equivalents	—	1,091	(65)	(33,552)	—	(32,526)
Cash and cash equivalents as of the beginning of the period	53	2	656	44,664	—	45,375

Cash and cash equivalents as of the end of the period	$53	$1,093	$591	$11,112	$—	$12,849

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$174,059	$82,741	$23,624	$127,128	$(176,120)	$231,432

Cash flows from investing activities:
Capital expenditures	—	(37,290)	(6,094)	(98,171)	—	(141,555)
Acquisition	—	—	—	(803,184)	—	(803,184)
Proceeds from sale or disposition of assets	—	4,362	—	2,515	—	6,877
Other	—	—	—	24	—	24

Net cash used in investing activities	—	(32,928)	(6,094)	(898,816)	—	(937,838)

Cash flows from financing activities:
Debt borrowings	—	2,379,632	—	—	—	2,379,632
Debt repayments	—	(2,129,651)	—	—	—	(2,129,651)
Senior note offering, net	—	346,226	—	—	—	346,226
Issuance of common units, net of issuance costs	236,215	—	—	—	—	236,215
General partner contribution	5,025	—	—	—	—	5,025
Distributions to unitholders and general partner	(176,103)	(176,103)	—	(17)	176,120	(176,103)
Net intercompany (repayments) borrowings	(239,196)	(467,071)	(17,100)	723,367	—	—
Other	—	(432)	—	(67)	—	(499)

Net cash (used in) provided by financing activities	(174,059)	(47,399)	(17,100)	723,283	176,120	660,845

Effect of foreign exchange rate changes on cash	—	(4,319)	—	757	—	(3,562)

Net (decrease) increase in cash and cash equivalents	—	(1,905)	430	(47,648)	—	(49,123)
Cash and cash equivalents as of the beginning of the period	7	12,284	122	77,425	—	89,838

Cash and cash equivalents as of the end of the period	$7	$10,379	$552	$29,777	$—	$40,715

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: storage, transportation, and asphalt and fuels marketing.

Storage

We own terminals in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom providing approximately 65.9 million barrels of storage capacity. Our terminals provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including crude oil and other feedstocks. We also own 60 crude oil and intermediate feedstock storage tanks and related assets that provide an aggregate 12.5 million barrels of storage capacity to refineries in California and Texas.

Transportation

We own common carrier refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 5,605 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. The East and North Pipelines also include 21 terminals providing storage capacity of 4.6 million barrels, and the East Pipeline includes two tank farms providing storage capacity of 1.2 million barrels. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas,

Missouri, Illinois, Indiana, Iowa and Nebraska. We also own 812 miles of crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois, as well as associated crude oil storage facilities providing storage capacity of 1.9 million barrels in Texas and Oklahoma that are located along the crude oil pipelines. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in our ammonia pipeline.

Asphalt and Fuels Marketing

Our asphalt and fuels marketing segment includes our asphalt refining operations and our fuels marketing operations. We refine crude oil to produce asphalt and certain other refined products from our asphalt operations. We own two asphalt refineries with a combined throughput capacity of 104,000 barrels per day and related terminal facilities providing storage capacity of 4.7 million barrels. Additionally, as part of our fuels marketing operations, we purchase gasoline and other refined petroleum products for resale. The activities of the asphalt and fuels marketing segment expose us to the risk of fluctuations in commodity prices, which directly impact the results of operations for the asphalt and fuels marketing segment. We enter into derivative contracts to mitigate the effect of commodity price fluctuations.

Factors Affecting Results of Operations

The following are what we consider the most important factors affecting the results of our operations:

•	company-specific factors, such as integrity issues and maintenance requirements that impact the throughput rates of our assets;

•	seasonal factors that affect the demand for products transported by and/or stored in our assets and the demand for products we sell, particularly asphalt;

•	industry factors, such as changes in the prices of petroleum products, that affect demand and operations of our competitors;

•	factors such as commodity price volatility and market structure that impact our asphalt and fuels marketing segment; and

•	other factors, such as refinery utilization rates and maintenance turnaround schedules, that impact our refineries as well as the operations of refineries served by our assets.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,
	2009	2008	Change
Statement of Income Data:
Revenues:
Services revenues	$190,439	$187,104	$3,335
Product sales	1,060,808	1,638,122	(577,314)

Total revenues	1,251,247	1,825,226	(573,979)

Costs and expenses:
Cost of product sales	989,868	1,467,152	(477,284)
Operating expenses	118,190	127,095	(8,905)
General and administrative expenses	19,213	20,358	(1,145)
Depreciation and amortization expense	36,786	35,143	1,643

Total costs and expenses	1,164,057	1,649,748	(485,691)

Operating income	87,190	175,478	(88,288)
Equity earnings from joint ventures	2,374	2,122	252
Interest expense, net	(19,791)	(25,228)	5,437
Other (expense) income, net	(1,961)	1,696	(3,657)

Income before income tax expense	67,812	154,068	(86,256)
Income tax expense	3,372	2,791	581

Net income	$64,440	$151,277	$(86,837)

Net income per unit applicable to limited partners	$1.03	$2.60	$(1.57)

Weighted average limited partner units outstanding	54,460,549	54,460,549	—

Highlights

Net income decreased $86.8 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily due to a decrease in segment operating income. Segment operating income decreased $89.1 million during the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily due to a decreased product margin associated with our asphalt operations in our asphalt and fuels marketing segment. The decrease in operating income from our asphalt and fuels marketing segment was partially offset by increased operating income from our storage and transportation segments.

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended September 30,
	2009	2008	Change
Storage:
Throughput (barrels/day)	708,281	713,323	(5,042)
Throughput revenues	$19,892	$22,640	$(2,748)
Storage lease revenues	105,341	93,141	12,200

Total revenues	125,233	115,781	9,452
Operating expenses	63,166	68,699	(5,533)
Depreciation and amortization expense	18,034	16,900	1,134

Segment operating income	$44,033	$30,182	$13,851

Transportation:
Refined products pipelines throughput (barrels/day)	544,345	652,174	(107,829)
Crude oil pipelines throughput (barrels/day)	318,567	398,341	(79,774)

Total throughput (barrels/day)	862,912	1,050,515	(187,603)
Throughput revenues	$78,015	$81,163	$(3,148)
Operating expenses	29,966	39,543	(9,577)
Depreciation and amortization expense	12,624	12,659	(35)

Segment operating income	$35,425	$28,961	$6,464

Asphalt and Fuels Marketing:
Product sales	$1,060,808	$1,638,122	$(577,314)
Cost of product sales	993,648	1,471,084	(477,436)
Operating expenses	34,128	24,770	9,358
Depreciation and amortization expense	4,922	4,664	258

Segment operating income	$28,110	$137,604	$(109,494)

Consolidation and Intersegment Eliminations:
Revenues	$(12,809)	$(9,840)	$(2,969)
Cost of product sales	(3,780)	(3,932)	152
Operating expenses	(9,070)	(5,917)	(3,153)

Total	$41	$9	$32

Consolidated Information:
Revenues	$1,251,247	$1,825,226	$(573,979)
Cost of product sales	989,868	1,467,152	(477,284)
Operating expenses	118,190	127,095	(8,905)
Depreciation and amortization expense	35,580	34,223	1,357

Segment operating income	107,609	196,756	(89,147)
General and administrative expenses	19,213	20,358	(1,145)
Other depreciation and amortization expense	1,206	920	286

Consolidated operating income	$87,190	$175,478	$(88,288)

Storage

Throughputs decreased 5,042 barrels per day for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, mainly due to the conversion of some throughput-based contracts to lease-based contracts in January 2009. Throughputs for these terminals are no longer reported, and revenues associated with these terminals are reported as storage lease revenues. In addition, throughputs decreased at the Southlake terminal for the three months ended September 30, 2009 as the shipper diverted throughput. Partially offsetting these decreases were increased throughputs at our Texas City and Corpus Christi crude oil storage tank facilities during the third quarter of 2009 due to the impacts of Hurricanes Dolly, Gustav and Ike in the third quarter of 2008.

Total revenues increased $9.5 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily due to higher storage revenues associated with:

•	an increase of $4.6 million due to completed tank expansion projects at our Amsterdam, St. James, Jacksonville and Texas City terminals;

•	an increase of $2.6 million mainly due to rate escalations, new contracts and increased customer utilization at certain of our domestic terminals;

•

an increase of $1.7 million primarily due to the negative impact of Hurricane Ike in the third quarter of 2008 at our Texas City terminal and Texas City and Corpus Christi crude oil storage tank facilities; and

•	an increase of $0.7 million at our Point Tupper and St. Eustatius facilities mainly due to product movement and handling fees.

These increases were partially offset by a decrease of $0.9 million due to the sales of our Westwego, Reno and Milwaukee terminals in December 2008.

Operating expenses decreased $5.5 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily due to:

•	a decrease of $2.0 million related to an environmental accrual in the third quarter of 2008 that was settled in 2009;

•	a decrease of $1.8 million in power costs driven by lower natural gas and marine gas oil prices;

•	a decrease of $1.6 million due to higher costs in 2008 related to the impact of Hurricane Ike in the third quarter of 2008; and

•	a decrease of $1.0 million in reimbursable expenses mainly due to fewer tank cleaning and blending projects and lower fuel and natural gas costs during the third quarter of 2009.

These decreases were partially offset by a $1.4 million increase in taxes other than income taxes mainly due to an ad valorem tax settlement in 2008 at one of our refined product terminals.

Transportation

Throughputs decreased 187,603 barrels per day and revenues decreased $3.1 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily due to:

•	lower throughputs of 54,707 barrels per day and a decrease in revenues of $1.9 million due to the sale of the Ardmore-Wynnewood pipeline in June 2009;

•

lower throughputs of 56,619 barrels per day and a decrease in revenues of $1.4 million on our pipelines serving the Ardmore refinery as the refinery was shut down in the third quarter of 2009 following a lightning strike;

•

lower throughputs of 26,825 barrels per day and a decrease in revenues of $0.5 million on our pipelines serving the Three Rivers refinery due to a scheduled turnaround during the third quarter of 2009 and reduced crude run rates as a result of the economic downturn;

•

lower throughputs of 15,169 barrels per day and a decrease in revenues of $0.4 million on our refined product pipelines serving the McKee refinery mainly due to lower overall demand from the economic downturn and the sale of the Trans Texas pipeline in June 2009; and

•	lower throughputs of 13,153 barrels per day due to the sale of the Skelly-Belvieu pipeline in December 2008.

The tariff increase that became effective July 1, 2009 partially offset these declines in revenues. These declines were also partially offset by an increase in revenues of $1.2 million on the East Pipeline primarily a result of the tariff increase, increased long-haul throughputs and higher throughputs in 2009 due to the negative impact of Hurricane Ike in the third quarter of 2008.

Operating expenses decreased $9.6 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily due to a $4.3 million decrease resulting from a reduction in our product imbalance liability due to the effect of lower prices and decreased volumes of product imbalances on the East Pipeline. In addition, power costs decreased $3.7 million from lower throughputs and natural gas prices and internal overhead costs decreased $1.5 million from lower salaries and wages, which further contributed to the decrease in operating expenses.

Asphalt and Fuels Marketing

Sales and cost of product sales decreased $577.3 million and $477.4 million, respectively, resulting in a decrease in product margin of $99.9 million during the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Product margin associated with our asphalt operations decreased $100.7 million due to less demand, which prevented asphalt prices from increasing consistently with the increase in crude oil prices. The decrease in demand was mainly due to weak private sector activity due to adverse weather conditions on the East Coast and the economic downturn.

Operating expenses increased $9.4 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily due to:

•	an increase of $5.6 million due to the leasing of additional terminals;

•	an increase of $1.6 million associated with our asphalt operations resulting from the amortization of deferred maintenance costs and higher idle capacity costs;

•	an increase of $1.0 million associated with the addition of bunkering activities at our Jacksonville and Texas City terminals; and

•	an increase of $0.9 million due to increased tug and barge costs related to new vessels being received at our St. Eustatius facility throughout 2008 and 2009.

These increases were partially offset by lower environmental taxes of $0.9 million and lower power costs of $1.4 million at our leased asphalt terminals due to lower natural gas prices.

General

General and administrative expenses decreased by $1.1 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily due to a decrease in salaries and wages resulting from a lower all-employee bonus accrual. This was partially offset by higher external legal costs and other professional fees. In addition, compensation expense associated with our long-term incentive plans increased, which resulted from an increase in our unit price in the third quarter of 2009.

Interest expense, net decreased by $5.4 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily due to decreases in interest rates, including the variable interest rate paid on our interest rate swaps, and lower debt balances. These decreases in interest expense were partially offset by lower capitalized interest as a result of the completion of various tank expansion projects.

Other income, net decreased by $3.7 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily due to foreign exchange losses related to our Canadian subsidiary.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Nine Months Ended September 30,
	2009	2008	Change
Statement of Income Data:
Revenues:
Services revenues	$549,133	$547,775	$1,358
Product sales	2,323,960	3,247,805	(923,845)

Total revenues	2,873,093	3,795,580	(922,487)

Costs and expenses:
Cost of product sales	2,138,524	3,036,077	(897,553)
Operating expenses	332,017	322,473	9,544
General and administrative expenses	67,529	55,985	11,544
Depreciation and amortization expense	108,323	100,019	8,304

Total costs and expenses	2,646,393	3,514,554	(868,161)

Operating income	226,700	281,026	(54,326)
Equity earnings from joint ventures	7,698	6,072	1,626
Interest expense, net	(60,526)	(67,027)	6,501
Other income, net	25,883	12,236	13,647

Income before income tax expense	199,755	232,307	(32,552)
Income tax expense	12,225	11,071	1,154

Net income	$187,530	$221,236	$(33,706)

Net income per unit applicable to limited partners	$2.99	$3.77	$(0.78)

Weighted average limited partner units outstanding	54,460,549	52,753,696	1,706,853

Highlights

Net income decreased $33.7 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to a decrease in segment operating income and an increase in general and administrative expenses. This was partially offset by an increase in other income and a decrease in interest expense.

Segment operating income decreased $41.9 million during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to a $75.1 million decrease in operating income for the asphalt and fuels marketing segment, which was mainly due to a decreased product margin associated with our asphalt operations. This was partially offset by an increase in gross margin due to the $61.0 million hedging loss in the second quarter of 2008. The decrease in operating income from our asphalt and fuels marketing segment was partially offset by increased operating income from our storage and transportation segments.

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Nine Months Ended September 30,
	2009	2008	Change
Storage:
Throughput (barrels/day)	667,005	756,319	(89,314)
Throughput revenues	$59,648	$68,790	$(9,142)
Storage lease revenues	300,700	267,764	32,936

Total revenues	360,348	336,554	23,794
Operating expenses	176,794	183,818	(7,024)
Depreciation and amortization expense	52,472	49,548	2,924

Segment operating income	$131,082	$103,188	$27,894

Transportation:
Refined products pipelines throughput (barrels/day)	576,165	682,214	(106,049)
Crude oil pipelines throughput (barrels/day)	350,034	405,276	(55,242)

Total throughput (barrels/day)	926,199	1,087,490	(161,291)
Revenues	$221,151	$233,970	$(12,819)
Operating expenses	82,856	99,873	(17,017)
Depreciation and amortization expense	37,901	38,061	(160)

Segment operating income	$100,394	$96,036	$4,358

Asphalt and Fuels Marketing:
Product sales	$2,323,960	$3,247,834	$(923,874)
Cost of product sales	2,150,450	3,046,755	(896,305)
Operating expenses	93,676	50,848	42,828
Depreciation and amortization expense	14,536	9,872	4,664

Segment operating income	$65,298	$140,359	$(75,061)

Consolidation and Intersegment Eliminations:
Revenues	$(32,366)	$(22,778)	$(9,588)
Cost of product sales	(11,926)	(10,678)	(1,248)
Operating expenses	(21,309)	(12,066)	(9,243)

Total	$869	$(34)	$903

Consolidated Information:
Revenues	$2,873,093	$3,795,580	$(922,487)
Cost of product sales	2,138,524	3,036,077	(897,553)
Operating expenses	332,017	322,473	9,544
Depreciation and amortization expense	104,909	97,481	7,428

Segment operating income	297,643	339,549	(41,906)
General and administrative expenses	67,529	55,985	11,544
Other depreciation and amortization expense	3,414	2,538	876

Consolidated operating income	$226,700	$281,026	$(54,326)

Storage

Throughputs decreased 89,314 barrels per day for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, mainly due to the conversion of some throughput-based contracts to lease-based contracts in January 2009. Throughputs for these terminals are no longer reported, and revenues associated with these terminals are reported under storage lease revenues. In addition, throughputs decreased due to turnarounds in the first quarter of 2009 at refineries served by our Texas City and Corpus Christi crude oil storage tanks and a turnaround at the McKee refinery in May 2009.

Total revenues increased by $23.8 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to higher storage revenues associated with:

•	an increase of $17.2 million due to completed tank expansion projects at our Amsterdam, St. James, Texas City and Jacksonville terminals;

•	an increase of $4.5 million at our Amsterdam terminal resulting from increased product throughput and associated handling fees and the effect of favorable foreign exchange rates;

•	an increase of $2.9 million at our Los Angeles and Selby terminals primarily due to higher negotiated storage rates and increased product throughputs;

•	an increase of $2.7 million at our Tacoma terminal primarily resulting from an increase in product throughput and associated handling fees; and

•	an increase of $2.2 million at our Point Tupper facility mainly due to increased dockage and wharfage revenues and new storage contracts.

These increases were partially offset by a decrease of $6.7 million at our UK operations mainly due to the effect of foreign exchange rates. In addition, revenues decreased $2.7 million due to the sales of our Westwego, Reno and Milwaukee terminals in December 2008.

Operating expenses decreased $7.0 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to decreased power costs driven by lower natural gas and marine gas oil prices and an environmental accrual in the third quarter of 2008 that was settled in 2009.

Depreciation and amortization expense increased $2.9 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to the completion of various terminal expansion projects.

Transportation

Throughputs decreased 161,291 barrels per day and revenues decreased $12.8 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to:

•

lower throughputs of 47,723 barrels per day and a decrease in revenues of $6.5 million on our pipelines serving the McKee refinery primarily due to a turnaround in May 2009 and lower overall demand from the economic downturn, as well as decreased throughputs and revenues on the El Paso-Santa Fe Pipeline as a shipper acquired our joint venture partner’s interest and is now shipping product on its purchased space rather than our space;

•

a decrease in throughputs of 6,519 barrels per day and a decrease in revenues of $3.7 million on the Ammonia Pipeline due to high inventory levels of ammonia in the Midwest that carried over from the fall of 2008 and unseasonably wet and cold weather in the first half of 2009;

•

a decrease in throughputs of 31,108 barrels per day and a decrease in revenues of $2.3 million on our pipelines serving the Ardmore refinery due to operational issues at the refinery during the second and third quarters of 2009 and a refinery shut down in the third quarter of 2009 following a lightning strike;

•	a decrease in throughputs of 26,261 barrels per day and a decrease in revenues of $0.8 million due to the sale of the Ardmore-Wynnewood pipeline in June 2009; and

•

a decrease in throughputs of 19,963 barrels per day and a decrease in revenues of $0.8 million on our pipelines serving the Three Rivers refinery due to a scheduled turnaround during the third quarter of 2009 and reduced crude run rates as a result of the economic downturn.

Throughputs also decreased 12,439 barrels per day due to the sale of the Skelly-Belvieu pipeline in December 2008.

The tariff increase that became effective July 1, 2009 partially offset these declines in revenues. These declines were also partially offset by an increase in revenues of $2.4 million on the East Pipeline primarily as a result of the tariff increase and increased long-haul throughputs.

Operating expenses decreased $17.0 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to:

•	a decrease of $7.0 million due to a reduction in our product imbalance liability resulting from lower prices of product imbalances on the East Pipeline, partially offset by a hedging loss;

•	a decrease of $6.4 million in power costs resulting from lower throughputs and lower natural gas prices; and

•	a decrease of $3.1 million in maintenance expenses on certain of the refined product pipelines resulting from fewer repair projects in 2009.

Asphalt and Fuels Marketing

Sales and cost of product sales decreased $923.9 million and $896.3 million, respectively, resulting in a decrease in product margin of $27.6 million during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. Product margin associated with our asphalt operations decreased $33.5 million due to less demand, which prevented asphalt prices from increasing consistently with the increase in crude oil prices, partially offset by an increase in product margin due to the $61.0 million hedging loss in the second quarter of 2008. In addition, product margin associated with our bunkering activities decreased $9.3 million, mainly due to a significant decrease in the market price per metric ton of bunker fuel at our St. Eustatius and Point Tupper facilities. The bunkering product margin also decreased due to lower product volumes at St. Eustatius and a hedging gain in the third quarter of 2008, which we did not have in 2009.

These decreases were partially offset by an increase in product margin of $15.3 million related to our other marketing operations due to increased volumes from entering new markets.

Operating expenses increased by $42.8 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to:

•

an increase of $20.7 million due to a full nine months of asphalt operations related to our acquisition of the East Coast Asphalt Operations, the amortization of deferred maintenance costs, higher idle capacity costs and increased asphalt terminal rentals;

•	an increase of $5.2 million related to increased tug and barge costs associated with new vessels being received at our St. Eustatius facility throughout 2008 and 2009; and

•	an increase of $3.1 million due to increased storage costs resulting from increased tank rentals.

Depreciation and amortization expense increased $4.7 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, due to our acquisition of the East Coast Asphalt Operations in March 2008.

General

General and administrative expenses increased by $11.5 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to an increase in compensation expense associated with our long-term incentive plans resulting from an increase in our unit price during the nine months ended September 30, 2009. In addition, general and administrative expenses increased due to higher external legal costs and other professional fees.

Interest expense, net decreased by $6.5 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to decreases in interest rates, including the variable interest rate paid on our interest rate swaps, and lower debt balances. These decreases in interest expense were partially offset by increased interest expense from the issuance of $350.0 million of 7.65% senior notes in April 2008 and lower capitalized interest.

Other income, net consisted of the following:

	Nine Months Ended September 30,
	2009	2008
	(Thousands of Dollars)
Gain from insurance proceeds	$9,069	$3,504
Gain from sale or disposition of assets	21,160	5,650
Foreign exchange (losses) gains	(4,767)	3,469
Other	421	(387)

Other income, net	$25,883	$12,236

Other income, net increased by $13.6 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to increases on the gain on the sale or disposition of assets and the gain from insurance proceeds. The gain from sale or disposition of fixed assets for the nine months ended September 30, 2009 includes a gain of $21.4 million related to the June 15, 2009 sale of the Ardmore-Wynnewood pipeline in Oklahoma and the Trans-Texas pipeline.

For the nine months ended September 30, 2009, the gain from insurance proceeds results from insurance claims related to damage caused by Hurricane Ike primarily at our Texas City terminal in the third quarter of 2008. For the nine months ended September 30, 2008, the gain from insurance proceeds relates to business interruption insurance proceeds associated with lost earnings at our pipelines and terminals that serve Valero Energy Corporation’s McKee refinery, which experienced a fire in February 2007.

These increases were partially offset by foreign exchange losses during the nine months ended September 30, 2009 related to our Canadian subsidiary compared to gains for the nine months ended September 30, 2008.

OUTLOOK

We expect our results in the fourth quarter to be lower than the third quarter mainly due to lower asphalt sales and margins. Typically, asphalt sales decline in the fourth quarter for seasonal reasons, including decreased road construction during colder months. While we expect relatively strong fourth quarter results from our transportation and storage segments, those will not be enough to offset the decline from our asphalt and fuels marketing segment as compared to the third quarter. Despite increases in the storage and transportation segments, we expect the consolidated results for the full year 2009 to be lower than the results of 2008 due to the decline in the results of the asphalt and fuels marketing segment.

Transportation Segment

We expect throughputs for the fourth quarter of 2009 to increase slightly compared to the third quarter due to a lighter refinery maintenance schedule in the fourth quarter. We expect the fourth quarter to continue to benefit from the tariff increase effective July 1, 2009 and the completion of the pipeline expansion project on June 30, 2009 as well as lower operating expenses.

Storage Segment

Fourth quarter results for the storage segment should be slightly lower as compared to the third quarter mainly due to higher operating expenses.

Asphalt and Fuels Marketing Segment

For the fourth quarter of 2009, we expect earnings from our asphalt and fuels marketing segment to be lower compared to the third quarter, primarily due to our asphalt operations, which we expect to follow the typical seasonal decline in sales and margin.

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

Cash Flows for the Nine Months Ended September 30, 2009 and 2008

The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2009	2008
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$206,238	$231,432
Investing activities	(78,353)	(937,838)
Financing activities	(166,391)	660,845
Effect of foreign exchange rate changes on cash	5,980	(3,562)

Net decrease in cash and cash equivalents	$(32,526)	$(49,123)

Net cash provided by operating activities for the nine months ended September 30, 2009 was $206.2 million, compared to $231.4 million for the nine months ended September 30, 2008. This decrease in cash from operating activities is primarily due to lower net income of $187.5 million for the nine months ended September 30, 2009, compared to $221.2 million for the nine months ended September 30, 2008. Additionally, net income for the nine months ended September 30, 2009 included the gain on the sale of the Ardmore-Wynnewood and Trans-Texas pipelines while net income for the prior year did not.

Working capital increased $61.2 million during the nine months ended September 30, 2009, compared to $77.2 million during the nine months ended September 30, 2008. Depreciation and amortization expense was $108.3 million in 2009, compared to $100.0 million in 2008, mainly due to our acquisition of the East Coast Asphalt Operations in March 2008 and the completion of various terminal expansion projects.

For the nine months ended September 30, 2009, net proceeds from debt borrowings and proceeds from asset sales and insurance claims, combined with cash on hand, were used to fund our distributions to unitholders and our general partner, capital expenditures and increased working capital requirements. Cash flows from investing activities include proceeds of $29.0 million from the sale of the Ardmore-Wynnewood and Trans-Texas pipelines and insurance proceeds of $10.9 million related to damages caused by Hurricane Ike in the third quarter of 2008 primarily at our Texas City terminal.

For the nine months ended September 30, 2008, the proceeds from long-term and short-term debt borrowings, net of repayments, our issuance of common units and senior notes, combined with cash on hand, were used to fund the acquisition of the East Coast Asphalt Operations, our capital expenditures primarily related to various terminal expansion projects and our distributions to unitholders and the general partner.

2007 Revolving Credit Agreement

Our five-year revolving credit agreement (the 2007 Revolving Credit Agreement) is diversified among numerous participating banks, including Lehman Brothers Bank, FSB (LB Bank), a subsidiary of Lehman Brothers Holdings Inc. (Lehman), which filed for bankruptcy protection in October 2008. LB Bank’s participation in the 2007 Revolving Credit Agreement totaled $42.5 million, of which we had $8.7 million outstanding as of

September 30, 2009. As a result of Lehman’s bankruptcy filing, LB Bank has elected not to fund its pro rata share of any future borrowings we request, which reduces the total commitment under the 2007 Revolving Credit Agreement to approximately $1.2 billion. Excluding LB Bank’s participation, we had $547.2 million available for borrowing under the 2007 Revolving Credit Agreement as of September 30, 2009. If other lenders under the 2007 Revolving Credit Agreement file for bankruptcy or experience severe financial hardship due to recent disruptions and steep declines in the global financial markets and tightening credit supply, they may not honor their pro rata share of our borrowing requests. In addition, the 2007 Revolving Credit Agreement requires us to maintain, as of the end of each four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00, which may limit the amount we can borrow to an amount less than the total amount available. As of September 30, 2009, the consolidated debt coverage ratio was 4.6x.

The 2007 Revolving Credit Agreement matures in December 2012, and we do not have any other significant debt maturing until 2012 and 2013, when four of our five senior notes become due.

Shelf Registration Statement

Our shelf registration statement on Form S-3 permits us to offer and sell various types of securities, including NuStar Energy common units and debt securities of NuStar Logistics and NuPOP, having an aggregate value of up to $3.0 billion (the 2007 Shelf Registration Statement). We filed the 2007 Shelf Registration Statement to gain additional flexibility in accessing capital markets for, among other things, the repayment of outstanding indebtedness, working capital, capital expenditures and acquisitions. As of September 30, 2009, we had $2.3 billion available under our $3.0 billion shelf registration statement.

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

During the nine months ended September 30, 2009, our reliability capital expenditures totaled $32.9 million, primarily related to maintenance upgrade projects at our terminals, pipelines and refineries. Strategic and other capital expenditures for the nine months ended September 30, 2009 totaled $85.7 million and were mainly due to a pipeline expansion on the southern end of the East Pipeline and projects at our Texas City terminal.

For the full year of 2009, we expect to incur approximately $220.0 million of capital expenditures, including $65.0 million for reliability capital projects and $155.0 million for strategic and other capital projects. We continue to evaluate our capital budget and make changes as economic conditions warrant. If conditions warrant, our actual capital expenditures for 2009 may exceed or be lower than the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2009, and our internal growth projects can be accelerated or scaled back depending on the capital markets.

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

Distributions

In July 2009, we declared a quarterly cash distribution of $1.0575 per unit that was paid on August 13, 2009 to unitholders of record on August 6, 2009. This distribution related to the second quarter of 2009 and totaled $65.8 million. In October 2009, we declared a quarterly cash distribution of $1.065 per unit related to the third quarter of 2009. This distribution will be paid on November 12, 2009 to unitholders of record on November 5, 2009 and will total $66.4 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,327	$1,318	$3,963	$3,740
General partner incentive distribution	7,055	6,929	20,913	18,365

Total general partner distribution	8,382	8,247	24,876	22,105
Limited partners’ distribution	58,000	57,591	173,182	164,879

Total cash distributions	$66,382	$65,838	$198,058	$186,984

Cash distributions per unit applicable to limited partners	$1.065	$1.0575	$3.180	$3.0275

Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter.

Long-Term Debt Obligations

We are a party to the following long-term debt agreements:

•	the 2007 Revolving Credit Agreement due December 10, 2012, with a balance of $606.1 million as of September 30, 2009;

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

•

the $12.0 million note payable in annual installments through December 31, 2015 to the Port of Corpus Christi Authority of Nueces County, Texas, with a balance of $4.8 million as of September 30, 2009, associated with the construction of a crude oil storage facility in Corpus Christi, Texas (Port Authority of Corpus Christi Note Payable).

Please refer to Note 4 of the Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of certain of our long-term debt agreements.

Our 2007 Revolving Credit Agreement and UK Term Loan each require that we maintain certain financial ratios and include other restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exist or would result from the distribution. Our management believes that we are in compliance with all of these ratios and covenants as of September 30, 2009.

Interest Rate Swaps

As of September 30, 2009, the weighted-average interest rate for our interest rate swaps was 2.6%. As of September 30, 2009 and December 31, 2008, the aggregate estimated fair value of the interest rate swaps included in “Other long-term assets, net” in our consolidated balance sheets was $10.1 million and $15.3 million, respectively.

Credit Ratings

On October 26, 2009, Standard and Poor’s changed our rating outlook to stable from negative. On July 28, 2009, Moody’s changed our rating outlook to stable from negative.

Commitments

In June 2009, we entered into a lease agreement for three asphalt terminals with 1.5 million barrels of storage capacity located in Saginaw, Texas; Gloucester City, New Jersey; and Newport News, Virginia totaling approximately $33.0 million over a period of about 2.5 years.

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

	September 30, 2009
	Expected Maturity Dates
	2009	2010	2011	2012	2013	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$713	$770	$832	$384,521	$480,902	$350,608	$1,218,346	$1,306,263
Average interest rate	8.0%	8.0%	8.0%	7.4%	6.0%	7.7%	6.9%
Variable rate	$—	$—	$—	$606,106	$—	$56,200	$662,306	$662,306
Average interest rate	—	—	—	1.0%	—	0.3%	0.9%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$60,000	$107,500	$—	$167,500	$10,127
Average pay rate	2.6%	3.5%	4.7%	5.3%	5.3%	—	4.2%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.1%	—	6.3%

	December 31, 2008
	Expected Maturity Dates
	2009	2010	2011	2012	2013	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$713	$770	$832	$381,647	$480,902	$350,627	$1,215,491	$1,157,470
Average interest rate	8.0%	8.0%	8.0%	7.4%	6.0%	7.7%	6.9%
Variable rate	$—	$—	$—	$555,294	$—	$56,200	$611,494	$611,494
Average interest rate	—	—	—	1.9%	—	0.9%	1.8%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$—	$60,000	$107,500	$—	$167,500	$15,284
Average pay rate	3.2%	3.9%	4.3%	4.5%	4.3%	—	4.0%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.1%	—	6.3%

Commodity Price Risk

Since the operations of our marketing segment expose us to commodity price risk, we enter into derivative instruments to mitigate the effect of commodity price fluctuations. The derivative instruments we use consist primarily of futures contracts and swaps traded on the NYMEX.

We have a risk management committee that oversees our trading controls and procedures and certain aspects of risk management. Our risk management committee also reviews all new risk management strategies in accordance with our risk management policy, approved by our board of directors.

Derivative instruments designated and qualifying as fair value hedges are recorded in the consolidated balance sheets at fair value with mark-to-market adjustments recorded in “Cost of product sales” in the consolidated statements of income. The offsetting gain or loss on the associated hedged physical inventory is recognized concurrently in “Cost of product sales”. We record derivative instruments that do not qualify for hedge accounting in the consolidated balance sheets at fair value with mark-to-market adjustments recorded in “Cost of product sales” or “Operating expenses”. The market fluctuations in inventory are not recognized until the physical sale takes place. Fair value is based on quoted market prices.

On a limited basis, we also enter into derivative commodity instruments based on our analysis of market conditions in order to attempt to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges. We record these derivatives in the consolidated balance sheets at fair value with mark-to-market adjustments recorded in “Product sales”. We did not enter into any such derivatives during the nine months ended September 30, 2009.

The following tables provide information about our derivative instruments, the fair value of which will fluctuate with changes in commodity prices:

	September 30, 2009
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(refined products)	737	N/A	$75.20	$(3,038)
Swaps – short:
(refined products)	142	N/A	$59.98	(400)

Economic Hedges:
Futures – long:
(crude oil and refined products)	1,160	$77.20	N/A	410
Futures – short:
(crude oil and refined products)	1,437	N/A	$62.95	(19,001)
Swaps – short:
(crude oil and refined products)	8	N/A	$59.98	(23)

Total fair value of open positions				$(22,052)

	December 31, 2008
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(refined products)	445	N/A	$43.88	$(2,370)

Economic Hedges:
Futures – long:
(crude oil and refined products)	119	$39.92	N/A	654
Futures – short:
(crude oil and refined products)	754	N/A	$48.95	(3,131)

Total fair value of open positions				$(4,847)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to us indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against us related to this matter, and we have not made any payments toward costs incurred by the DOJ. We are currently in settlement discussions with other potentially responsible parties and the DOJ.

EPA Investigation—Baltimore, Maryland facility. In September 2009, an administrative complaint was filed by the U.S. Environmental Protection Agency (EPA) in Region III against NuStar Terminals Operations Partnership, L.P. (NTOP) and NuStar Terminals Services, Inc. (NTS). The administrative complaint alleges that certain violations occurred at NTOP’s Baltimore, Maryland terminal facility. The alleged violations include failure to comply with certain discharge limitations and certain monitoring and reporting obligations, as required by Section 301 of the Clean Water Act, 33 U.S.C. § 1311. The administrative complaint further alleges that NTOP and NTS violated certain provisions of the Code of Maryland Regulations, which the EPA is entitled to enforce on behalf of the State of Maryland pursuant to Section 3008(a) of the Resource Conservation and Recovery Act, 42 U.S.C. § 6928(a). The total civil penalty sought by the EPA is $199,400. We are currently investigating these claims and intend to vigorously defend against them.

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
November 5, 2009

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
November 5, 2009

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
November 5, 2009