Form 10-K
period 2009-12-31
NuStar Energy L.P.
filed 2010-02-26
CIK 1110805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File Number 1-16417

NUSTAR ENERGY L.P.

(Exact name of registrant as specified in its charter)

Delaware	74-2956831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2330 North Loop 1604 West	78248
San Antonio, Texas	(Zip Code)
(Address of principal executive offices)

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

Yes [    ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [    ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act (Check one):

Large accelerated filer	[X]	Accelerated filer [ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]

The aggregate market value of the common units held by non-affiliates was approximately $2,389 million based on the last sales price quoted as of June 30, 2009, the last business day of the registrant’s most recently completed second quarter.

The number of common units outstanding as of February 1, 2010 was 60,210,549.

PART I

Unless otherwise indicated, the terms “NuStar Energy L.P.,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. In the following Items 1., 1A. and 2., “Business, Risk Factors and Properties,” we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources. The words “forecasts,” “intends,” “believes,” “expects,” “plans,” “scheduled,” “goal,” “may,” “anticipates,” “estimates” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. You are cautioned that such forward-looking statements should be read in conjunction with our disclosures beginning on page 39 of this report under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION.”

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

We are engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. We manage our operations through the following three operating segments: storage, transportation, and asphalt and fuels marketing. As of December 31, 2009, our assets included:

•	58 refined product terminal facilities providing approximately 61.4 million barrels of storage capacity and one crude oil terminal facility providing 4.9 million barrels of storage capacity;

•	60 crude oil storage tanks providing storage capacity of 12.5 million barrels;

•	5,605 miles of refined product pipelines with 21 associated terminals providing storage capacity of 4.6 million barrels and two tank farms providing storage capacity of 1.2 million barrels;

•	2,000 miles of anhydrous ammonia pipelines;

•	812 miles of crude oil pipelines with 16 associated storage tanks providing storage capacity of 1.9 million barrels; and

•	two asphalt refineries with a combined throughput capacity of 104,000 barrels per day and two associated terminal facilities with a combined storage capacity of 5.0 million barrels.

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

RECENT DEVELOPMENTS

In November 2009, we issued 5,750,000 common units representing limited partner interests at a price of $52.45 per unit. We received net proceeds of $288.8 million and a contribution of $6.2 million from our general partner to maintain its 2% general partner interest. The net proceeds were used mainly to reduce the outstanding principal balance under our revolving credit agreement.

ORGANIZATIONAL STRUCTURE

Our operations are managed by NuStar GP, LLC, the general partner of our general partner. NuStar GP, LLC, a Delaware limited liability company, is a consolidated subsidiary of NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH).

The following chart depicts our organizational structure at December 31, 2009.

SEGMENTS

Our three reportable business segments are storage, transportation, and asphalt and fuels marketing. Detailed financial information about our segments is included in Note 22 in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

The following map depicts our operations at December 31, 2009.

Canada
Mexico
WA
OR
CA
NV
ID
MT
WY
UT
CO
AZ
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MI
IN
OH
KY
TN
MS
AL
GA
FL
SC
NC
VA
WV
PA
NY
ME
NH
MA
CT
NJ
DE
MD
Point Tupper
Tacoma
Vancouver (2)
Portland
Benicia
Selby
Stockton
Pittsburg Asphalt
Los Angeles
Rawlins
Denver
Colorado Springs
Rosario Asphalt
Albuquerque
Alamogordo
El Paso
Mandan
BNRR
Jamestown (North)
Jamestown (East)
Moorhead
Sauk Centre
BNRR
Twin Cities (Roseville)
Aberdeen
Wolsey
Mitchell
Sioux Falls
Rock Rapids
Milford
Yankton
Le Mars
Norfolk
Council Bluffs
Columbus
North Platte
Osceola
Geneva
Phillipsburg
Cheyenne Wells
Concordia
Salina
Hutchinson
Hooker
Clawson
Catoosa Asphalt
Wasson
Amarillo
Dixon
Ringgold
Wichita Falls
Abernathy
Lubbock
Southlake
Saginaw
San Antonio East
NuStar
San Antonio South
Houston Asphalt
Pettus
Hobby
Texas City (2)
Placedo
Laredo
Nuevo Laredo
Corpus Christi
Edinburg
Harlingen
Burgos Basin (PEMEX)
Brownsville
St. James
Blue Island
Indianapolis
Moundville
Montgomery
Fulco
Bremen
Gainsville
Gwinnett
Lithonia
Macon
Savannah
Brunswick
Jacksonville
Charleston
Wilmington
Charlotte
Albany
Bronx (2)
New Haven
Linden (2)
Perth Amboy
Gloucester City
Paulsboro
Baltimore
Salisbury
Andrews AFB
Dumfries
Piney Point
Hopewell
Newport News
Virginia Beach
LEGEND
Headquarters/International Office
NuStar Energy L.P. Refined Product Terminals
Third-Party Leased Asphalt Terminal
Nustar Asphalt Terminal
Crude Oil Storage Facilities
Crude Oil Storage Tanks
Asphalt Refinery
Origin/Termination Points
Refined Product & Crude Oil Pipelines
UK and Amsterdam
Norway
Scotland
Denmark
Ireland
England
Netherlands
Germany
Belgium
France
Caribbean
Netherland Antilles
St. Eustatius

STORAGE

Our storage segment includes terminal facilities that provide storage and handling services on a fee basis for petroleum products, specialty chemicals, crude oil and other liquids and crude oil storage tanks used to store and deliver crude oil. In addition, our terminals located on the island of St. Eustatius, the Netherlands Antilles and Point Tupper, Nova Scotia provide services such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services. As of December 31, 2009, we owned and operated:

•	49 terminals in the United States, with a total storage capacity of approximately 36.4 million barrels;

•	A terminal on the island of St. Eustatius, Netherlands Antilles with a tank capacity of 13.0 million barrels and a transshipment facility;

•	A terminal located in Point Tupper, Nova Scotia with a tank capacity of 7.4 million barrels and a transshipment facility;

•	Six terminals located in the United Kingdom and one terminal located in Amsterdam, the Netherlands, having a total storage capacity of approximately 9.5 million barrels;

•	A terminal located in Nuevo Laredo, Mexico; and

•	60 crude oil and intermediate feedstock storage tanks and related assets in Texas and California with aggregate storage capacity of approximately 12.5 million barrels.

Description of Largest Terminal Facilities

St. Eustatius, Netherlands Antilles. We own and operate a 13.0 million barrel petroleum storage and terminalling facility located on the island of St. Eustatius, the Netherlands Antilles, which is located at a point of minimal deviation from major shipping routes. This facility is capable of handling a wide range of petroleum products, including crude oil and refined products, and it can accommodate the world’s largest tankers for loading and discharging crude oil and other petroleum products. A two-berth jetty, a two-berth monopile with platform and buoy systems, a floating hose station and an offshore single point mooring buoy with loading and unloading capabilities serve the terminal’s customers’ vessels. The St. Eustatius facility has a total of 58 tanks. The fuel oil and petroleum product facilities have in-tank and in-line blending capabilities, while the crude tanks have tank-to-tank blending capability and in-tank mixers. In addition to the storage and blending services at St. Eustatius, this facility has the flexibility to utilize certain storage capacity for both feedstock and refined products to support our atmospheric distillation unit. This unit is capable of processing up to 25,000 barrels per day of feedstock, ranging from condensates to heavy crude oil. We own and operate all of the berthing facilities at the St. Eustatius terminal. Separate fees apply for the use of the berthing facilities, as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response services and other ship services.

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

St. James, Louisiana. Our St. James terminal has 29 crude oil storage tanks with a total capacity of approximately 4.9 million barrels. Additionally, the facility has a rail-loading facility and three docks with barge and ship access. The facility is located on almost 900 acres of land, some of which is undeveloped land.

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

Terminal Facilities and Crude Oil Storage Tanks

The following table sets forth information about our terminal facilities:

Facility	Tank Capacity	Number of Tanks	Primary Products Handled
	(Barrels)

Major U.S. Terminals:
Piney Point, MD	5,404,000	28	Petroleum products, asphalt
St. James, LA	4,880,000	29	Crude oil and feedstocks
Linden, NJ (a)	3,957,000	24	Petroleum products
Selby, CA	2,829,000	22	Petroleum products, ethanol
Texas City, TX	2,731,000	73	Chemicals, petrochemicals, petroleum products
Jacksonville, FL	2,505,000	34	Petroleum products, asphalt

Other U.S. Terminals:
Montgomery, AL	162,000	7	Petroleum products
Moundville, AL	310,000	6	Petroleum products
Los Angeles, CA	606,000	19	Petroleum products
Pittsburg, CA	361,000	10	Asphalt
Stockton, CA	764,000	29	Petroleum products, ethanol, fertilizer
Colorado Springs, CO	320,000	7	Petroleum products, ethanol
Denver, CO	100,000	8	Petroleum products, ethanol
Bremen, GA	178,000	8	Petroleum products
Brunswick, GA	160,000	2	Fertilizer, pulp liquor
Macon, GA (b)	307,000	10	Petroleum products
Savannah, GA	857,000	21	Petroleum products, caustic
Blue Island, IL	719,000	14	Petroleum products, ethanol
Indianapolis, IN	366,000	18	Petroleum products
Andrews AFB, MD (b)	72,000	3	Petroleum products
Baltimore, MD	814,000	47	Chemicals, asphalt, petroleum products
Salisbury, MD	177,000	14	Petroleum products
Wilmington, NC	304,000	12	Asphalt
Linden, NJ	353,000	9	Petroleum products
Paulsboro, NJ	69,000	9	Petroleum products
Alamogordo, NM (b)	120,000	5	Petroleum products
Albuquerque, NM	245,000	10	Petroleum products, ethanol
Rosario, NM	160,000	8	Asphalt
Catoosa, OK	340,000	24	Asphalt
Portland, OR	1,203,000	32	Petroleum products, ethanol
Abernathy, TX	155,000	7	Petroleum products
Amarillo, TX	255,000	8	Petroleum products
Corpus Christi, TX	327,000	10	Petroleum products
Edinburg, TX	267,000	6	Petroleum products
El Paso, TX (c)	343,000	12	Petroleum products, ethanol
Harlingen, TX	315,000	7	Petroleum products
Houston, TX (Hobby Airport)	106,000	4	Petroleum products
Houston, TX	85,000	5	Asphalt
Laredo, TX	320,000	7	Petroleum products
Placedo, TX	97,000	4	Petroleum products
San Antonio (east), TX	148,000	5	Petroleum products
San Antonio (south), TX	215,000	5	Petroleum products

Facility	Tank Capacity	Number of Tanks	Primary Products Handled
	(Barrels)

Southlake, TX	575,000	12	Petroleum products, ethanol
Texas City, TX	125,000	10	Petroleum products
Dumfries, VA	548,000	14	Petroleum products, asphalt
Virginia Beach, VA (b)	41,000	2	Petroleum products
Tacoma, WA	359,000	14	Petroleum products, ethanol
Vancouver, WA	328,000	48	Chemicals
Vancouver, WA	408,000	7	Petroleum products

Total U.S. Terminals	36,390,000	729

Foreign Terminals:
St. Eustatius, Netherlands Antilles	12,996,000	58	Petroleum products, crude oil and feedstocks
Point Tupper, Canada	7,354,000	37	Petroleum products, crude oil and feedstocks
Grays, England	1,956,000	53	Petroleum products
Eastham, England	2,156,000	162	Chemicals, petroleum products, animal fats
Runcorn, England	145,000	4	Molten sulfur
Grangemouth, Scotland	565,000	47	Petroleum products, chemicals
Glasgow, Scotland	360,000	16	Petroleum products
Belfast, Northern Ireland	440,000	41	Petroleum products
Amsterdam, the Netherlands	3,848,000	44	Petroleum products
Nuevo Laredo, Mexico	34,000	5	Petroleum products

Total Foreign Terminals	29,854,000	467

(a)	We own 50% of this terminal through a joint venture.
(b)	Terminal facility also includes pipelines to U.S. government military base locations.
(c)	We own a 66.67% undivided interest in the El Paso refined product terminal. The tankage capacity and number of tanks represent the proportionate share of capacity attributable to our ownership interest.

The following table sets forth information about our crude oil storage tanks:

Location	Capacity	Number of Tanks	Mode of Receipt	Mode of Delivery
	(Barrels)

Benicia, CA	3,815,000	16	marine/pipeline	pipeline
Corpus Christi, TX	4,023,000	26	marine	pipeline
Texas City, TX	3,087,000	14	marine	pipeline
Corpus Christi, TX (North Beach)	1,600,000	4	marine	pipeline

Total	12,525,000	60

The land underlying these crude oil storage tanks is subject to long-term operating leases.

Storage Operations

Revenues for the storage segment include fees for tank storage agreements, in which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage lease revenues), and throughput agreements, in which a customer pays a fee per barrel for volumes moving through our terminals (throughput revenues). Our terminals also provide blending, additive injections, handling and filtering services. We charge a fee for each barrel of crude oil and certain other feedstocks that we deliver to Valero Energy Corporation (Valero Energy)’s Benicia, Corpus Christi West and Texas City refineries from our crude oil storage tanks. Our facilities at Point Tupper and St. Eustatius charge fees to provide services such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services.

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

Customers

We provide storage and terminalling services for crude oil and refined petroleum products to many of the world’s largest producers of crude oil, integrated oil companies, chemical companies, oil traders and refiners. The largest customer of our storage segment is Valero Energy, which accounted for approximately 22% of the total revenues of the segment for the year ended December 31, 2009. No other customer accounted for more than 10% of the revenues of the segment for this period. Our customers include a major international oil company that leases and utilizes 4.1 million barrels of storage at Point Tupper under a long-term contract with us. During 2009, an oil producer leased and utilized 5.0 million barrels of storage at St. Eustatius. Beginning in 2010, we agreed to a long-term agreement to lease those 5.0 million barrels of storage to a national sponsored oil company, replacing the lease with the oil producer. In addition, our blending capabilities in our storage assets have attracted customers who have leased capacity primarily for blending purposes.

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

The main competition at our St. Eustatius and Point Tupper locations for crude oil handling and storage is from “lightering,” which is the process by which liquid cargo is transferred from larger vessels to smaller vessels, usually while at sea. The price differential between lightering and terminalling is primarily driven by the charter rates for vessels of various sizes. Lightering generally takes significantly longer than discharging at a terminal. Depending on charter rates, the longer charter period associated with lightering is generally offset by various costs associated with terminalling, including storage costs, dock charges and spill response fees. However, terminalling is generally safer and reduces the risk of environmental damage associated with lightering, provides more flexibility in the scheduling of deliveries and allows our customers to deliver their products to multiple locations. Lightering in U.S. territorial waters creates a risk of liability for owners and shippers of oil under the U.S. Oil Pollution Act of 1990 and other state and federal legislation. In Canada, similar liability exists under the Canadian Shipping Act. Terminalling also provides customers with the ability to access value-added terminal services.

Our crude oil storage tanks are physically integrated with and serve refineries owned by Valero Energy. Additionally, we have entered into various agreements with Valero Energy governing the usage of these tanks. As a result, we believe that we will not face significant competition for our services provided to those refineries.

TRANSPORTATION

Our pipeline operations consist primarily of the transportation of refined petroleum products and crude oil. Our common carrier, refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota cover approximately 5,605 miles. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. As of December 31, 2009, we owned and operated:

•

23 refined product pipelines with an aggregate length of 3,255 miles that connect Valero Energy’s McKee, Three Rivers, Corpus Christi and Ardmore refineries to certain of NuStar Energy’s terminals, or to interconnections with third-party pipelines or terminals for further distribution, including a 25-mile hydrogen pipeline (collectively, the Central West System);

•

a 1,910-mile refined product pipeline originating in southern Kansas and terminating at Jamestown, North Dakota, with a western extension to North Platte, Nebraska and an eastern extension into Iowa (the East Pipeline);

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

As of December 31, 2009, we also had an ownership interest in eleven crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois with an aggregate length of 812 miles and crude oil storage facilities providing 1.9 million barrels of storage capacity in Texas, Oklahoma and Colorado that are located along the crude oil pipelines.

We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.

Description of Pipelines

Central West System. The Central West System was constructed to support the refineries to which they are connected. These pipelines are physically integrated with and principally serve refineries owned by Valero Energy. The refined products transported in these pipelines include gasoline, distillates (including diesel and jet fuel), natural gas liquids, crude oil, blendstocks and other products produced primarily by Valero Energy’s McKee, Three Rivers, Corpus Christi and Ardmore refineries. These pipelines connect the Valero Energy refineries to key markets in Texas, New Mexico and Colorado. The Central West System transported approximately 130.8 million barrels for the year ended December 31, 2009.

The following table lists information about each of our refined product pipelines included in the Central West System:

Origin and Destination	Refinery	Length	Ownership	Capacity
		(Miles)		(Barrels/Day)

McKee to El Paso, TX	McKee	408	67%	40,000
McKee to Colorado Springs, CO	McKee	256	100%	38,000
Colorado Springs, CO to Airport	McKee	2	100%	14,000
Colorado Springs to Denver, CO	McKee	101	100%	32,000
McKee to Denver, CO	McKee	321	30%	9,870
McKee to Amarillo, TX (6”) (a)	McKee	49	100%	51,000
McKee to Amarillo, TX (8”) (a)	McKee	49	100%
Amarillo to Abernathy, TX	McKee	102	67%	11,733
Amarillo, TX to Albuquerque, NM (b)	McKee	293	50%	17,150
Abernathy to Lubbock, TX	McKee	19	46%	8,029
McKee to Southlake, TX	McKee	375	100%	27,300
Three Rivers to San Antonio, TX	Three Rivers	81	100%	33,600
Three Rivers to US/Mexico International Border near Laredo, TX	Three Rivers	108	100%	32,000
Corpus Christi to Three Rivers, TX	Corpus Christi	68	100%	32,000
Three Rivers to Corpus Christi, TX	Three Rivers	72	100%	15,000
Three Rivers to Pettus to San Antonio, TX	Three Rivers	103	100%	30,000
Three Rivers to Pettus to Corpus Christi, TX (c)	Three Rivers	87	100%	N/A
El Paso, TX to Kinder Morgan	McKee	12	67%	65,600
Corpus Christi to Pasadena, TX	Corpus Christi	208	100%	105,000
Corpus Christi to Brownsville, TX	Corpus Christi	194	100%	45,000
US/Mexico International Border near Penitas, TX to Edinburg, TX	N/A	33	100%	24,000
Clear Lake, TX to Texas City, TX	N/A	25	100%	N/A
Other refined product pipeline (d)	N/A	289	50%	N/A

Total		3,255		631,282

(a)	The capacity information disclosed above for the McKee to Amarillo, Texas 6-inch pipeline reflects both McKee to Amarillo, Texas pipelines on a combined basis.
(b)	Included in this segment are three refined product tanks with a total capacity of 114,000 barrels located at Tucamcari, New Mexico along the 10-inch Amarillo, Texas to Albequerque, New Mexico refined product pipeline.
(c)	The refined product pipeline from Three Rivers to Pettus to Corpus Christi, Texas is temporarily idled.
(d)	This category consists of the temporarily idled 6-inch Amarillo, Texas to Albuquerque, New Mexico refined product pipeline.

On June 15, 2009, we sold the Ardmore-Wynnewood pipeline in Oklahoma and the Trans-Texas pipeline for proceeds of $29.0 million.

East Pipeline. The East Pipeline covers 1,910 miles and moves refined products and natural gas liquids north in pipelines ranging in diameter from 6 inches to 16 inches. The East Pipeline system also includes 21 product tanks with total storage capacity of approximately 1.2 million barrels at our two tanks farms at McPherson and El Dorado, Kansas. The East Pipeline transports refined petroleum products and natural gas liquids to our terminals along the system and to receiving pipeline connections in Kansas. Shippers on the East Pipeline obtain refined petroleum products from refineries in Kansas connected to the East Pipeline and through other pipelines directly connected to the pipeline system. The East Pipeline transported approximately 49.8 million barrels for the year ended December 31, 2009.

North Pipeline. The North Pipeline is currently supplied by the Tesoro Mandan refinery and runs from west to east approximately 440 miles from its origin in Mandan, North Dakota to the Minneapolis, Minnesota area. For the year ended December 31, 2009, the North Pipeline transported approximately 15.3 million barrels.

Pipeline-Related Terminals. The East and North Pipelines also include 21 truck-loading terminals through which refined petroleum products are delivered to storage tanks and then loaded into petroleum product transport trucks. Revenues earned at these terminals relate solely to the volumes transported on the pipeline. Separate fees are not charged for the use of these terminals. Instead, the terminalling fees are a portion of the transportation rate included in the pipeline tariff. As a result, these terminals are included in this segment instead of the storage segment.

The following table lists information about each of our refined product terminals connected to the East or North Pipelines:

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

Ammonia Pipeline. The 2,000 mile pipeline originates in the Louisiana delta area, where it has access to three marine terminals and three anhydrous ammonia plants on the Mississippi River. It runs north through Louisiana and Arkansas into Missouri, where at Hermann, Missouri, one branch splits and goes east into Illinois and Indiana, while the other branch continues north into Iowa and then turns west into Nebraska. The Ammonia Pipeline is connected to multiple third-party-owned terminals, which include industrial facility delivery locations. Product is supplied to the pipeline from anhydrous ammonia plants in Louisiana and imported product delivered through the marine terminals. Anhydrous ammonia is primarily used as agricultural fertilizer. It is also used as a feedstock to produce other nitrogen derivative fertilizers and explosives. The Ammonia Pipeline transported approximately 1.2 million tons (or approximately 11.0 million barrels) for the year ended December 31, 2009.

Crude Oil Pipelines. Our crude oil pipelines primarily transport crude oil and other feedstocks from various points in Texas, Oklahoma, Kansas and Colorado to Valero Energy’s McKee, Three Rivers and Ardmore refineries. Also, we can use our crude oil storage facilities in Texas, Oklahoma and Colorado, located along the crude oil pipelines, to store and batch crude oil prior to shipment in the crude oil pipelines. The crude pipelines transported approximately 128.4 million barrels for the year ended December 31, 2009.

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

Other Pipelines. We also own three single-use pipelines, located near Umatilla, Oregon, Rawlins, Wyoming and Pasco, Washington, each of which supplies diesel fuel to a railroad fueling facility.

Pipeline Operations

Revenues for the pipelines are based upon origin-to-destination throughput volumes traveling through our pipelines and the related tariffs.

In general, a shipper on one of our refined petroleum product pipelines delivers products to the pipeline from refineries or third-party pipelines that connect to our pipelines. Each shipper transporting product on a pipeline is required to supply us with a notice of shipment indicating sources of products and destinations. All shipments are tested or receive refinery certifications to ensure compliance with our specifications. We charge our shippers tariffs based on transportation from the origination point on the pipeline to the point of delivery. We invoice our refined product shippers upon delivery for our Central West System and our North and Ammonia Pipelines, and we invoice our shippers on our East Pipeline when their product enters the line.

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

We use Supervisory Control and Data Acquisition remote supervisory control software programs to continuously monitor and control our pipelines. The system monitors quantities of products injected in and delivered through the pipelines and automatically signals the appropriate personnel upon deviations from normal operations that require attention.

Demand for and Sources of Refined Products

The operations of our Central West System and the East and North Pipelines depend in large part on the level of demand for refined products in the markets served by the pipelines and the ability and willingness of refiners and marketers having access to the pipelines to supply such demand by deliveries through the pipelines.

The majority of the refined products delivered through the pipelines in the Central West System are gasoline and diesel fuel that originate at refineries owned by Valero Energy. Demand for these products fluctuates as prices for these products fluctuate. Prices fluctuate for a variety of reasons including the overall balance in supply and demand, which is affected by general economic conditions and affects refinery utilization rates, among other factors. Prices for gasoline and diesel fuel tend to increase in the warm weather months when people tend to drive automobiles more often and further distances.

The majority of the refined products delivered through the North Pipeline are delivered to the Minneapolis, Minnesota metropolitan area and consist of gasoline and diesel fuel. Demand for those products fluctuates based on general economic conditions and with changes in the weather as more people drive during the warmer months.

Much of the refined products and natural gas liquids delivered through the East Pipeline and volumes on the North Pipeline that are not delivered to Minneapolis are ultimately used as fuel for railroads, ethanol denaturant or in agricultural operations, including fuel for farm equipment, irrigation systems, trucks used for transporting crops and crop-drying facilities. Demand for refined products for agricultural use, and the relative mix of products required, is affected by weather conditions in the markets served by the East and North Pipelines. The agricultural sector is also affected by government agricultural policies and crop prices. Although periods of drought suppress agricultural demand for some refined products, particularly those used for fueling farm equipment, the demand for fuel for irrigation systems often increases during such times. The mix of refined products delivered for agricultural use varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the areas served by the East Pipeline affect the mix of the refined products delivered through the East Pipeline, although historically any overall impact on the total volumes shipped has not been significant.

Our refined product pipelines are also dependent upon adequate levels of production of refined products by refineries connected to the pipelines, directly or through connecting pipelines. The refineries are, in turn, dependent upon adequate supplies of suitable grades of crude oil. The pipelines in the Central West System and our crude oil pipelines are connected to refineries owned by Valero Energy, and certain pipelines are subject to long-term throughput agreements with Valero Energy. Valero Energy refineries connected directly to our pipelines obtain crude oil from a variety of foreign and domestic sources. If operations at one of these refineries were discontinued or significantly reduced, it could have a material adverse effect on our operations, although we would endeavor to minimize the impact by seeking alternative customers for those pipelines.

The North Pipeline is heavily dependent on Tesoro’s Mandan, North Dakota refinery, which primarily runs North Dakota crude oil (although it has the ability to process other crude oils). If operations at the Tesoro refinery were interrupted, it could have a material effect on our operations. Other than the Valero Energy refineries described above and the Tesoro refinery, if operations at any one refinery were discontinued, we believe (assuming unchanged demand for refined products in markets served by the refined product pipelines) that the effects thereof would be short-term in nature and our business would not be materially adversely affected over the long term because such discontinued production could be replaced by other refineries or other sources.

The refineries connected directly to the East Pipeline obtain crude oil from producing fields located primarily in Kansas, Oklahoma and Texas, and, to a much lesser extent, from other domestic or foreign sources. In addition, refineries in Kansas, Oklahoma and Texas are also connected to the East Pipeline by third party pipelines. These refineries obtain their supplies of crude oil from a variety of sources. The majority of the refined products transported through the East Pipeline are produced at three refineries located at McPherson and El Dorado, Kansas and Ponca City, Oklahoma, which are operated by the National Cooperative Refining Association (NCRA), Frontier Oil Corporation and ConocoPhillips Company, respectively. The NCRA and Frontier Oil Corporation refineries are connected directly to the East Pipeline. The East Pipeline also has access to Gulf Coast supplies of products through third party connecting pipelines that receive products originating on the Gulf Coast.

Demand for and Sources of Anhydrous Ammonia

The Ammonia Pipeline is one of two major anhydrous ammonia pipelines in the United States and the only one capable of receiving foreign production directly into the system and transporting anhydrous ammonia into the nation’s corn belt.

Our Ammonia Pipeline operations depend on overall nitrogen fertilizer use, management practices, the price of natural gas, which is the primary component of anhydrous ammonia, and the level of demand for direct application of anhydrous ammonia as a fertilizer for crop production (Direct Application). Demand for Direct Application is dependent on the weather, as Direct Application is not effective if the ground is too wet or too dry.

Corn producers have fertilizer alternatives to anhydrous ammonia, such as liquid or dry nitrogen fertilizers. Liquid and dry nitrogen fertilizers are both less sensitive to weather conditions during application but are generally more costly than anhydrous ammonia. In addition, anhydrous ammonia has the highest nitrogen content of any nitrogen-derivative fertilizer.

Customers

The largest customer of our transportation segment was Valero Energy, which accounted for approximately 49% of the total segment revenues for the year ended December 31, 2009. In addition to Valero Energy, we had a total of approximately 70 shippers for the year ended December 31, 2009, including integrated oil companies, refining companies, farm cooperatives, railroads and others. No other customer accounted for greater than 10% of the total revenues of transportation segment for the year ended December 31, 2008.

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

Most of our refined product pipelines within the Central West System and our crude oil pipelines are physically integrated with and principally serve refineries owned by Valero Energy. As the pipelines are physically integrated with Valero Energy’s refineries, we believe that we will not face significant competition for transportation services provided to the Valero Energy refineries we serve.

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

Competitors of the Ammonia Pipeline include another anhydrous ammonia pipeline that originates in Oklahoma and Texas and terminates in Minnesota. The competing pipeline has the same Direct Application demand and weather issues as the Ammonia Pipeline but is restricted to domestically produced anhydrous ammonia. Midwest production facilities, nitrogen fertilizer substitutes and barge and railroad transportation represent other forms of direct competition to the pipeline under certain market conditions.

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

Asphalt Refining and Marketing Operations

Our asphalt refining operations acquired on March 20, 2008 diversified our customer base, expanded our geographic presence and complemented our preexisting asphalt marketing and terminals business. The following table lists information about our asphalt refineries and related terminals as of December 31, 2009. The tank capacity includes storage for asphalt, crude oil and other feedstocks.

Facility	Production Capacity	Tank Capacity	Number of Tanks
	(Barrels Per Day)	(Barrels)

Paulsboro, NJ	74,000	3,640,000	24
Savannah, GA	30,000	1,359,000	25

Total	104,000	4,999,000	49

Paulsboro Refinery. The Paulsboro refinery is located in Paulsboro, New Jersey on the Delaware River. The refinery consists of two petroleum refining units, a liquid storage terminal for petroleum and chemical products, three marine docks, a polymer-modified asphalt production facility and a testing laboratory. The Paulsboro refinery supplies various asphalt grades and intermediate products by ship, barge, railcar and tanker trucks to a network of 11 asphalt terminals in the northeastern United States. These asphalt terminals provide us with an aggregate storage capacity of 3.8 million barrels and are either leased from third parties or owned by us. The Paulsboro refinery’s location on the Delaware River allows for direct access of receipts and shipments.

Savannah Refinery. The Savannah refinery is located in Savannah, Georgia adjacent to the Savannah River and is the only asphalt producer on the United States southeastern seaboard. The refinery includes two atmospheric towers, a tank farm, a marine dock, a polymer modified asphalt production facility, a testing laboratory and processing areas. The Savannah refinery supplies various asphalt grades by truck, rail and marine vessel to a network of 11 asphalt terminals in the southeastern United States. These asphalt terminals provide us with an aggregate storage capacity of 1.9 million barrels and are either leased from third parties or owned by us. The Savannah refinery’s location on the Savannah River allows for direct access of receipts and shipments.

We have access to an aggregate asphalt storage capacity of almost 8.0 million barrels, which includes the network of asphalt terminals associated with the Savannah and Paulsboro refineries combined with seven other asphalt terminals.

The following table lists the throughputs and percentages of yields for each refinery for the year ended December 31, 2009:

	Volumes	Percentage
	(barrels per day)

Paulsboro:
Crude oil throughput	45,025
Yields:
Asphalt	27,103	61%
Naphtha	1,267	3%
Marine diesel oil	6,786	15%
Vacuum gas oil	3,651	8%
HS fuel oil	5,982	13%

Savannah:
Crude oil throughput	17,991
Yields:
Asphalt	13,362	75%
Naphtha	591	3%
Light marine gas oil	3,995	22%

Customers. We produce several grades of asphalt products for various applications. The asphalt we produce is for hot mix paving, which is used in road construction, roofing shingles for housing, asphalt emulsions and asphalt cutbacks used for street maintenance, as well as polymer-modified asphalt, which is a premium asphalt cement used for roads with heavy traffic in harsh weather conditions. The majority of our asphalt customers are road and bridge construction companies who operate asphalt hot mix plants that combine rock aggregate with asphalt to make road pavements. Our customers serve the private commercial sector by building residential roads, parking lots, asphalt paths and courts as well as the public sector by building highways and transportation infrastructure for the various state Departments of Transportation.

Crude Supply. Simultaneously with the acquisition of our asphalt operations, Petróleos de Venezuela S. A. (PDVSA), the national oil company of Venezuela, agreed to supply us with Boscan and Bachaquero BCF-13 crude oil as feedstocks for our refineries. Our cost of crude oil purchased under the supply agreement fluctuates based upon a market-based pricing formula using published market indices, subject to adjustment, based on the price of Mexican Maya crude. Our refineries are optimized to process Boscan and Bachaquero BCF-13 crude oil and doing so typically results in the best economic return. However, the refineries can also process alternative asphaltic crudes and other feedstocks.

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

Over the long term, we expect to benefit from higher asphalt margins because many U.S. refiners are planning new coker projects or coker expansions, which should reduce the overall supply of asphalt. Cokers break down the heaviest fractions of crude oil into lighter, higher value products and elemental carbon, or coke. As a result, asphalts and heavy fuel oils are reprocessed into transportation fuels like gasoline and diesel. As the supply of asphalt decreases, asphalt margins are expected to increase.

Fuels Marketing Operations

Our fuels marketing operations provide us the opportunity to generate additional gross margin while complementing the activities of our storage and transportation segments. Specifically, we purchase gasoline, distillates and refinery feedstocks to take advantage of arbitrage opportunities and contango markets (when the price for future deliveries exceeds current prices). During a contango market, we can utilize storage at strategically located terminals, including our own terminals, to deliver products at favorable prices. Additionally, we may take advantage of geographic arbitrage opportunities by utilizing transportation and storage assets, including our own terminals and pipelines, to deliver products from one geographic region to another with more favorable pricing. We also purchase gasoline and distillates in spot markets from refiners and traders, which we then offer for sale to wholesale customers through terminals owned by us or third-parties. The gross margin we generate reflects the wholesale uplift above spot market prices, less terminalling and transportation fees.

As part of these operations, we may utilize storage space in certain of our refined products terminals and terminals operated by third parties. We may also obtain transportation services from our refined products pipelines and other third-party providers. Rates charged by our storage segment to the asphalt and fuels marketing segment are consistent with rates charged to third parties. Because the majority of our pipelines are common carrier pipelines, the tariffs charged to the asphalt and fuels marketing segment from the transportation segment are based upon the published tariff applicable to all shippers.

In addition, we sell bunker fuel from our terminal locations at St. Eustatius and Point Tupper where we also store bunker fuel for third parties. The strategic location of these two facilities and their storage capabilities provide us with a reliable supply of product and the ability to capture incremental sales margin. Also, the St. Eustatius terminal facility has six mooring locations that can supply bunkers to vessels up to 520,000 deadweight tons, and the Point Tupper facility has two mooring locations that can supply bunkers to vessels up to 400,000 deadweight tons. In 2009, we began limited bunkering operations at certain of our U.S. terminals.

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

Customers. Fuels marketing customers include major integrated refiners and trading companies, as well as various wholesale suppliers, unbranded retailers and large high volume retailers. Customers for our bunker fuel sales are ship owners, including cruise line companies.

Competition and Business Considerations. Our fuels marketing operations have numerous competitors, including large integrated refiners, marketing affiliates of other partnerships in our industry, as well as various international and domestic trading companies. In the sale of bunker fuel, we compete with ports offering bunker fuels that are along the route of travel of the vessel. We also compete with bunker fuel delivery locations around the world. In the Western Hemisphere, alternative bunker fuel locations include ports on the U.S. East Coast and Gulf Coast and in Panama, Puerto Rico, the Bahamas, Aruba, Curacao and Halifax, Nova Scotia.

EMPLOYEES

Our operations are managed by NuStar GP, LLC. As of December 31, 2009, NuStar GP, LLC had 1,379 employees performing services for our U.S. operations. Certain of our wholly owned subsidiaries had 374 employees performing services for our international operations. We believe that NuStar GP, LLC and our subsidiaries each have satisfactory relationships with their employees.

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

The Ammonia Pipeline is subject to regulation by the STB under the current version of the ICA. The ICA and its implementing regulations give the STB authority to regulate the rates we charge for service on the Ammonia Pipeline and generally require that our rates and practices be reasonable and nondiscriminatory.

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

Shippers may challenge tariff rates rules and regulations on our pipelines. There are no pending challenges or complaints regarding our tariffs. It is not likely that there will be a challenge to the tariffs on our ammonia, petroleum products or crude oil pipelines by a current shipper that would materially affect our revenues or cash flows. However, the FERC, the STB or a state regulatory commission could investigate our tariffs on their own motion or upon a complaint filed by a third party. Also, since our pipelines are common carrier pipelines, we may be required to accept new shippers who wish to transport in our pipelines and who could potentially decide to challenge our tariffs.

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

Capital Expenditures Attributable to Compliance with Environmental Regulations. In 2009, our capital expenditures attributable to compliance with environmental regulations were $9.1 million, and are currently estimated to be approximately $12.0 million for 2010. The estimates for 2010 does not include amounts related to capital investments at our facilities that management has deemed to be strategic investments rather than expenditures relating to environmental regulatory compliance.

RENEWABLE ENERGY AND ALTERNATIVE FUEL MANDATES

Several federal and state programs require the purchase and use of renewable energy and alternative fuels, such as battery-powered engines, biodiesel, wind energy, and solar energy. These mandates could impact the demand for refined petroleum products. In December 2007, Congress enacted the Energy Independence and Security Act of 2007, which, among things, mandated annually increasing levels for the use of renewable fuels such as ethanol, commencing in 2008 and escalating for 15 years, as well as increasing energy efficiency goals, including higher fuel economy standards for motor vehicles, among other steps. These statutory mandates may over time offset projected increases or reduce the demand for refined petroleum products, particularly gasoline, in certain markets. The increased production and use of biofuels may also create opportunities for additional pipeline transportation and additional blending opportunities within the terminals division, although that potential cannot be quantified at present. Other legislative changes may similarly alter the expected demand and supply projections for refined petroleum products in ways that cannot be predicted.

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

The amount of cash that we can distribute to our unitholders each quarter principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	throughput volumes transported in our pipelines;

•	lease renewals or throughput volumes in our terminals and storage facilities;

•	tariff rates and fees we charge and the returns we realize for our services;

•	the results of our marketing, trading and hedging activities, which fluctuate depending upon the relationship between refined product prices and prices of crude oil and other feedstocks;

•	demand for crude oil, refined products and anhydrous ammonia;

•	the effect of worldwide energy conservation measures;

•	our operating costs;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes; and

•	prevailing economic conditions.

In addition, the amount of cash that we will have available for distribution will depend on other factors, including:

•	our debt service requirements and restrictions on distributions contained in our current or future debt agreements;

•	the sources of cash used to fund our acquisitions;

•	our capital expenditures;

•	fluctuations in our working capital needs;

•	issuances of debt and equity securities; and

•	adjustments in cash reserves made by our general partner, in its discretion.

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

Any sustained decrease in demand for refined products in the markets served by our pipelines, terminals or refineries could result in a significant reduction in throughputs in our pipelines, storage in our terminals or sales of asphalt and other refined products, which would reduce our cash flow and our ability to make distributions to our unitholders. Factors that could lead to a decrease in market demand include:

•	a recession or other adverse economic condition that results in lower spending by consumers on gasoline, diesel and travel;

•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline;

•	a decrease in spending on construction projects, including road paving and maintenance;

•	an increase in automotive engine fuel economy, whether as a result of a shift by consumers to more fuel-efficient vehicles or technological advances by manufacturers;

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

A decrease in lease renewals or throughputs in our assets would cause our revenues to decline and could adversely affect our ability to make cash distributions to our unitholders.

A decrease in lease renewals or throughputs in our assets would cause our revenues to decline and could adversely affect our ability to make cash distributions to our unitholders. Such a decrease could result from either a customer’s failure to renew a lease or a temporary or permanent decline in the amount of crude oil or refined products stored at and transported from the refineries we serve and own. Factors that could result in such a decline include:

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

Our asphalt refineries are dependent upon a steady supply of crude oil from PDVSA, the national oil company of Venezuela, and decisions of the Organization of Petroleum Exporting Countries (OPEC) to decrease production of crude oil, as well as the Venezuelan economic and political environment, may disrupt our supply of crude oil.

We have an agreement with PDVSA, pursuant to which PDVSA agrees to sell and we agree to purchase an annual average of 75,000 barrels per day of crude oil. In December 2008, OPEC, which includes Venezuela, agreed to decrease production by 2.2 million barrels of crude oil per day and PDVSA reduced contractual deliveries by two 300,000 barrel Boscán cargoes in February 2009 and one in March 2009. These production decreases have not had a material impact on our financial results. Additional OPEC cuts, coupled with Venezuela’s recent political, economic and social turmoil could have a severe impact on PDVSA’s production or delivery of crude oil. In the event PDVSA further reduces its production or delivery of Boscán or Bachaquero BCF-13, the crude oil for which our refineries are currently optimized, we will be forced to replace all or a portion of the crude oil we would normally have purchased under our PDVSA crude oil supply contract with purchases of crude oil on the spot market, potentially at a price less favorable than we would have obtained under the PDVSA crude oil supply contract. While we found satisfactory replacement crudes for the February and March 2009 cuts, it is possible that processing a more significant proportion of alternate crudes could result in reduced refinery run rates, significantly reduced production and additional capital expenditures, which could be material. Accordingly, any major disruption of our supply of crude oil from Venezuela could result in substantially lower revenues and additional volatility in our earnings and cash flow.

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

Revenues associated with our asphalt operations result from the refining of crude oil into asphalt and other products and the sale of those products. The price and market value of crude oil and refined products is volatile. Our revenues will be adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of our inventory. Future price volatility could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.

Our financial results are affected by volatile asphalt and intermediate product refining margins.

A large portion of our earnings from our asphalt operations are affected by the relationship, or margin, between asphalt and other intermediate product prices and the prices for crude oil and other feedstocks. Our cost to acquire feedstocks and the price at which we can ultimately sell asphalt and other intermediate products depend upon several factors beyond our control, including regional and global supply of and demand for crude oil, asphalt and other feedstocks and intermediate and refined products. These in turn depend on, among other things, the availability and quantity of imports, the production levels of domestic and foreign suppliers, levels of intermediate and refined product inventories, U.S. relationships with foreign governments, political affairs and the extent of governmental regulation.

Additionally, crude oil prices and prices for the asphalt and intermediate products produced by our asphalt operations may not fluctuate consistently. Typically, increases in the prices of asphalt and intermediate products lag behind increases in the price of crude oil. Furthermore, much of the asphalt produced by our asphalt operations is marketed to satisfy governmental contracts. The governmental agencies with which we or our customers contract may have budgetary or other constraints that limit their ability to absorb increases to asphalt prices. Our results of operations in our asphalt and fuels marketing segment will suffer if the market prices of asphalt and intermediate products do not increase as much as the price of crude oil. Our increased exposure to unstable commodity prices will increase the volatility of our earnings.

The operating results for our asphalt operations are seasonal and generally lower in the first and fourth quarters of the year.

The selling prices of asphalt products we produce are seasonal. Asphalt demand is generally lower in the first and fourth quarters of the year as compared to the second and third quarters, due to the seasonality of road construction. In addition, our natural gas costs can be higher during the winter months. Our operating results for the first and fourth calendar quarters will likely be lower than those for the second and third calendar quarters of each year as a result of this seasonality.

Competition in the asphalt industry is intense, and such competition in the markets in which we sell our asphalt products could adversely affect our earnings and ability to make distributions to our unitholders.

Our asphalt operations compete with other refiners and with regional and national asphalt marketing companies. Many of these competitors are larger, more diverse companies with greater resources, providing them advantages in obtaining crude oil and other blendstocks and in competing through bidding process for asphalt supply contracts.

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

In order to manage our exposure to commodity price fluctuations associated with our asphalt and fuels marketing segment, we may engage in crude oil and refined product hedges. While intended to reduce the effects of volatile crude oil and refined product prices, such transactions, depending on the hedging instrument used, may limit our potential gains if crude oil and refined product prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	production is substantially less than expected;

•	the counterparties to our futures contracts fail to perform under the contracts; or

•	there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices received.

The accounting standards regarding hedge accounting are complex, and even when we engage in hedging transactions that are effective economically, these transactions may not be considered effective for accounting purposes. Accordingly, our financial statements will reflect increased volatility due to these hedges, even when there is no underlying economic impact at that point. In addition, it is not possible for us to engage in a hedging transaction that completely mitigates our exposure to commodity prices. Our financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into an effective hedge.

We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, vendors or derivative counterparties could reduce our revenues, increase our expenses or otherwise negatively impact our operating results, cash flows and ability to make distributions to our unitholders.

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers to whom we extend credit. In addition, nonperformance by vendors who have committed to provide us with products or services could result in higher costs or interfere with our ability to successfully conduct our business. Furthermore, nonpayment by the counterparties to our interest rate and commodity derivatives could expose us to additional interest rate or commodity price risk. Weak economic conditions and widespread financial stress could reduce the liquidity of our customers, vendors or counterparties, making it more difficult for them to meet their obligations to us. Any substantial increase in the nonpayment and nonperformance by our customers, vendors or counterparties could have a material adverse effect on our results of operations and cash flows.

Our future financial and operating flexibility may be adversely affected by our significant leverage, our significant working capital needs, restrictions in our debt agreements and disruptions in the financial markets.

As of December 31, 2009, our consolidated debt was $1.8 billion. Among other things, our significant leverage may be viewed negatively by credit rating agencies, which could result in increased costs for us to access the capital markets. NuStar Logistics and NuPOP have senior unsecured ratings of Baa3 with Moody’s Investor Service and BBB minus with Standard & Poor’s and Fitch. Fitch, Moody’s and Standard & Poor’s have assigned NuStar Logistics and NuPOP a stable outlook. Any future downgrade of the debt issued by these wholly owned subsidiaries could significantly increase our capital costs and adversely affect our ability to raise capital in the future. Additionally, any further ratings downgrade on the debt issued by NuStar Logistics could result in an adjustment to the interest rates on the bonds issued by NuStar Logistics in April 2008, which would significantly increase our capital costs and adversely affect our ability to raise capital in the future.

We require significant amounts of working capital to make purchases of crude oil and maintain necessary seasonal inventories to support our asphalt operations. We believe that our current sources of capital are adequate to meet our working capital needs. However, if our working capital needs increase more than anticipated, we may be forced to seek additional sources of capital, which may not be available or available on commercially reasonable terms.

Our five-year revolving credit agreement (the 2007 Revolving Credit Agreement) contains restrictive covenants, including a requirement that, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, we maintain a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2007 Revolving Credit Agreement) not to exceed 5.00-to-1.00. Failure to comply with any of the restrictive covenants in the 2007 Revolving Credit Agreement will result in a default under the terms of our credit agreement and could result in acceleration of this and possibly other indebtedness.

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

If our lenders file for bankruptcy or experience severe financial hardship, they may not honor their pro rata share of our borrowing requests under the 2007 Revolving Credit Agreement, which may significantly reduce our available borrowing capacity and, as a result, materially adversely affect our financial condition and ability to pay distributions to unitholders.

Additionally, we may not be able to access the capital markets in the future at economically attractive terms, which may adversely affect our future financial and operating flexibility and our ability to pay cash distributions at current levels.

Increases in interest rates could adversely affect our business and the trading price of our units.

We have significant exposure to increases in interest rates. At December 31, 2009, we had approximately $1.8 billion of consolidated debt, of which $1.0 billion was at fixed interest rates and $0.8 billion was at variable interest rates after giving effect to interest rate swap agreements. Our results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates above current levels. Further, the trading price of our units is sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.

We could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of our products to meet certain quality specifications.

Our specialty asphalt products are produced to precise customer specifications. If a product fails to perform in a manner consistent with the detailed quality specifications required by the customer, the customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. A successful claim or series of claims against us could result in a loss of one or more customers.

If we are unable to complete capital projects at their expected costs and/or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations, or cash flows could be affected materially and adversely.

Delays or cost increases related to capital spending programs involving construction of new facilities (or improvements and repairs to our existing facilities) could adversely affect our ability to achieve forecasted operating results. Although we evaluate and monitor each capital spending project and try to anticipate difficulties that may arise, such delays or cost increases may arise as a result of factors that are beyond our control, including:

•	denial or delay in issuing requisite regulatory approvals and/or permits;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of modular components and/or construction materials;

•	severe adverse weather conditions, natural disasters, or other events (such as equipment malfunctions explosions, fires, spills) affecting our facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project’s debt or equity financing costs; and/or

•	nonperformance by, or disputes with, vendors, suppliers, contractors, or sub-contractors involved with a project.

Our forecasted operating results also are based upon our projections of future market fundamentals that are not within our control, including changes in general economic conditions, availability to our customers of attractively priced alternative supplies of crude oil and refined products and overall customer demand.

Potential future acquisitions and expansions, if any, may increase substantially the level of our indebtedness and contingent liabilities, and we may be unable to integrate them effectively into our existing operations.

From time to time, we evaluate and acquire assets and businesses that we believe complement or diversify our existing assets and businesses. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. If we consummate any future material acquisitions, our capitalization and results of operations may change significantly.

Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined and we may experience unanticipated delays in realizing the benefits of an acquisition. In some cases, we have indemnified the previous owners and operators of acquired assets.

Following an acquisition, we may discover previously unknown liabilities associated with the acquired business for which we have no recourse under applicable indemnification provisions. In addition, the terms of an acquisition may require us to assume certain prior known or unknown liabilities for which we may not be indemnified or have adequate insurance.

Climate change legislation and regulatory initiatives may decrease demand for the products we store, transport and sell and increase our operating costs.

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, at least one-third of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs. As an alternative to reducing emission of greenhouse gases under cap and trade programs, Congress may consider the implementation of a program to tax the emission of carbon dioxide and other greenhouse gases. In December 2009, the EPA issued an endangerment finding that greenhouse gases may reasonably be anticipated to endanger public health and welfare and are a pollutant to be regulated under the Clean Air Act. Passage of climate change legislation or other regulatory initiatives by Congress or various states of the U.S. or the adoption of regulations by the EPA or analogous state agencies that regulate or restrict emissions of greenhouse gases in areas in which we conduct business, could result in changes to the demand for the products we store, transport and sell, and could increase the costs of our operations, including costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas emissions, pay any taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program. We may be unable to recover any such lost revenues or increased costs in the rates we charge our customers, and any such recovery may depend on events beyond our control, including the outcome of future rate proceedings before the FERC and the provisions of any final legislation or regulations. Reductions in our revenues or increases in our expenses as a result of climate control initiatives could have adverse effects on our business, financial position, results of operations and prospects.

We may have liabilities from our assets that pre-exist our acquisition of those assets, but that may not be covered by indemnification rights we will have against the sellers of the assets.

Some of our assets have been used for many years to refine, transport and store crude oil and refined products. Releases may have occurred in the past that could require costly future remediation. If a significant release or event occurred in the past, the liability for which was not retained by the seller, or for which indemnification from the seller is not available, it could adversely affect our financial position and results of operations.

Our operations are subject to federal, state and local laws and regulations relating to environmental protection and operational safety that could require us to make substantial expenditures.

Our operations are subject to increasingly stringent environmental and safety laws and regulations. Refining, transporting and storing petroleum and other products, such as specialty liquids, produces a risk that these products may be released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for damages to natural resources, personal injury or property damages to private parties and significant business interruption. We own or lease a number of properties that have been used to store or distribute refined products for many years. Many of these properties were operated by third parties whose handling, disposal or release of hydrocarbons and other wastes was not under our control.

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

Some of our pipelines are interstate common carrier pipelines, subject to regulation by the FERC.

The FERC regulates the tariff rates for interstate oil movements on our common carrier pipelines. Shippers may protest our pipeline tariff filings, and the FERC may investigate new or changed tariff rates. Further, other than for rates set under market-based rate authority, the FERC may order refunds of amounts collected under newly filed rates that are determined by the FERC to be in excess of a just and reasonable level when taking into consideration our pipeline system’s cost of service. In addition, shippers may challenge by complaint the lawfulness of tariff rates that have become final and effective. The FERC may also investigate such rates absent shipper complaint. If existing rates challenged by complaint are determined by the FERC to be in excess of a just and reasonable level when taking into consideration our pipeline system’s cost of service, a shipper may obtain reparations for damages sustained during the two years prior to the filing of a complaint.

We use various FERC-authorized rate change methodologies for our interstate pipelines, including indexing, cost-of-service rates, market-based rates and settlement rates. Typically, we annually adjust our rates in accordance with FERC indexing methodology, which currently allows a pipeline to change their rates within prescribed ceiling levels that are tied to an inflation index. The current index (which runs through June 30, 2011) is measured by the year-over-year change in the Bureau of Labor’s producer price index for finished goods, plus 1.3%. Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. However, if the index results in a negative adjustment, we are required to reduce any rates that exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs. If the FERC’s rate-making methodologies change, any such change or new methodologies could result in rates that generate lower revenues and cash flow and could adversely affect our ability to make distributions to our unitholders and to meet our debt service requirements. Additionally, competition constrains our rates in various markets. As a result, we may from time to time be forced to reduce some of our rates to remain competitive.

Changes to FERC rate-making principles could have an adverse impact on our ability to recover the full cost of operating our pipeline facilities and our ability to make distributions to our unitholders.

In May 2005, the FERC issued a statement of general policy stating it will permit pipelines to include in cost of service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although this policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. This tax allowance policy and the FERC’s application of that policy were appealed to the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Court), and, on May 29, 2007, the D.C. Court issued an opinion upholding the FERC’s tax allowance policy.

In December 2006, the FERC issued an order addressing income tax allowance in rates, in which it reaffirmed prior statements regarding its income tax allowance policy, but raised a new issue regarding the implications of the FERC’s policy statement for publicly traded partnerships. The FERC noted that the tax deferral features of a publicly traded partnership may cause some investors to receive, for some indeterminate duration, cash distributions in excess of their taxable income, creating an opportunity for those investors to earn additional return, funded by ratepayers. Responding to this concern, FERC adjusted the equity rate of return of the pipeline at issue downward based on the percentage by which the publicly traded partnership’s cash flow exceeded taxable income. Requests for rehearing of the order are currently pending before the FERC.

Because the extent to which an interstate oil pipeline is entitled to an income tax allowance is subject to a case-by-case review at the FERC, the level of income tax allowance to which we will ultimately be entitled is not certain. Although the FERC’s current income tax allowance policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risks due to the case-by-case review requirement. How the FERC’s policy statement is applied in practice to pipelines owned by publicly traded partnerships could impose limits on our ability to include a full income tax allowance in cost of service.

The FERC instituted a rulemaking proceeding in July 2007 to determine whether any changes should be made to the FERC’s methodology for determining pipeline equity returns to be included in cost-of-service based rates. The FERC determined that it would retain its current methodology for determining return on equity but that, when stock prices and cash distributions of tax pass-through entities are used in the return on equity calculations, the growth forecasts for those entities should be reduced by 50%. Despite the FERC’s determination, some complainants in rate proceedings have advocated that the FERC disallow the full use of cash distributions in the return on equity calculation. If the FERC were to disallow the use of full cash distributions in the return on equity calculation, such a result might adversely affect our ability to achieve a reasonable return.

The rates that we may charge on our interstate ammonia pipeline are subject to regulation by the STB.

The STB, a part of DOT, has jurisdiction over interstate pipeline transportation and rate regulations of anhydrous ammonia. Transportation rates must be reasonable, and a pipeline carrier may not unreasonably discriminate among its shippers. If the STB finds that a carrier’s rates violate these statutory commands, it may prescribe a reasonable rate. In determining a reasonable rate, the STB will consider, among other factors, the effect of the rate on the volumes transported by that carrier, the carrier’s revenue needs and the availability of other economic transportation alternatives. The STB does not provide rate relief unless shippers lack effective competitive alternatives. If the STB determines that effective competitive alternatives are not available and we hold market power, then we may be required to show that our rates are reasonable.

Increases in natural gas and power prices could adversely affect our ability to make distributions to our unitholders.

Power costs constitute a significant portion of our operating expenses. For the year ended December 31, 2009, our power costs equaled approximately $48.1 million, or 10% of our operating expenses for the year. In addition, $17.7 million of power costs were capitalized into inventory related to our asphalt refineries, which will be expensed into cost of product sales as the inventory is sold. We use mainly electric power at our pipeline pump stations, terminals and refineries, and such electric power is furnished by various utility companies that use primarily natural gas to generate electricity. Accordingly, our power costs typically fluctuate with natural gas prices. Increases in natural gas prices may cause our power costs to increase further. If natural gas prices increase, our cash flows may be adversely affected, which could adversely affect our ability to make distributions to our unitholders.

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

Consistent with the terms of our partnership agreement, we distribute our available cash to our unitholders each quarter. In determining the amount of cash available for distribution, our management sets aside cash reserves, which we use to fund our growth capital expenditures. Additionally, we have relied upon external financing sources, including commercial borrowings and other debt and equity issuances, to fund our acquisition capital expenditures. Accordingly, to the extent we do not have sufficient cash reserves or are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, to the extent we issue additional units in connection with any acquisitions or growth capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our current per unit distribution level.

NuStar GP Holdings may have conflicts of interest and limited fiduciary responsibilities, which may permit it to favor its own interests to the detriment of our unitholders.

NuStar GP Holdings currently indirectly owns our general partner and as of December 31, 2009, an aggregate 16.7% limited partner interest in us. Conflicts of interest may arise between NuStar GP Holdings and its affiliates, including our general partner, on the one hand, and us and our limited partners, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of the unitholders. These conflicts include, among others, the following situations:

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

Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. In addition, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. Partnerships and limited liability companies, unless specifically exempted, are also subject to a state-level tax imposed on revenues. Imposition of any entity-level tax on us by states we operate in will reduce the cash available for distribution to our unitholders.

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to us indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against us related to this matter, and we have not made any payments toward costs incurred by the DOJ. We are currently in settlement discussions with other potentially responsible parties and the DOJ and a change in our estimate of this liability may occur in the near term. However, any settlement agreement that is reached must be approved by multiple parties and requires the approval of the bankruptcy court and the federal district court. We cannot currently estimate when or if a settlement will be finalized.

ERES MATTER

In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. Eres seeks to compel the Defendants to arbitrate a breach of contract claim in which Eres values its damages at approximately $78.1 million. CITGO/CARCO also contend that the NuStar Entities assumed the Eres contract and they have demanded that the NuStar Entities defend and indemnify them against Eres’ claims. Eres’ motion to compel arbitration and CITGO/CARCO’s indemnity claims are currently pending in the U.S. District Court for the Southern District of Texas. We intend to vigorously defend against these claims.

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

In February 2008, the DOJ advised us that the EPA has requested that the DOJ initiate a lawsuit against NuPOP for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of our pipeline terminals located in Region VII, by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure (SPCC) Plans at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. We are currently in settlement negotiations with the DOJ to resolve these matters.

In addition, our wholly owned subsidiary, Shore Terminals LLC (Shore) owns a refined product terminal in Portland, Oregon located adjacent to the Portland Harbor. The EPA has classified portions of the Portland Harbor, including the portion adjacent to our terminal, as a federal “Superfund” site due to sediment contamination (the Portland Harbor Site). Portland Harbor is contaminated with metals (such as mercury), pesticides, herbicides, polynuclear aromatic hydrocarbons, polychlorinated byphenyls, semi-volatile organics and dioxin/furans. Shore and more than 80 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised Shore that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties), as well as for natural resource damages resulting from releases of hazardous substances to the Portland Harbor Site. We have agreed to work with more than 65 other potentially responsible parties to attempt to negotiate an agreed method of allocating costs associated with the cleanup. The precise nature and extent of any clean-up of the Portland Harbor Site, the parties to be involved, the process to be followed for any clean-up and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear to what extent, if any, we will be liable for environmental costs or damages associated with the Portland Harbor Site. It is also unclear to what extent natural resource damage claims or third party contribution or damage claims will be asserted against Shore.

In September 2009, an administrative complaint was filed by the EPA in Region III against NuStar Terminals Operations Partnership, L.P. (NTOP) and NuStar Terminals Services, Inc. (NTS). The administrative complaint alleges the certain violations occurred at NTOP’s Baltimore, Maryland terminal facility. The alleged violations include failure to comply with certain discharge limitations and certain monitoring and reporting obligations, as required by Section 301 of the Clean Water Act, 33 U.S.C. § 1311. The administrative complaint further alleges that NTOP and NTS violated certain provisions of the Code of Maryland Regulations (COMAR), which the EPA is entitled to enforce on behalf of the State of Maryland pursuant to Section 3008(a) of the Resource Conservation and Recovery Act, 42 U.S.C. § 6928(a). The total civil penalty sought by the EPA is $199,400. We have agreed to mediate this dispute.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the unitholders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2009

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON UNITS

Market Information, Holders and Distributions

Our common units are listed and traded on the New York Stock Exchange under the symbol “NS.” At the close of business on February 5, 2010, we had 792 holders of record of our common units. The high and low sales prices (composite transactions) by quarter for the years ended December 31, 2009 and 2008 were as follows:

	Price Range of Common Unit
	High	Low
Year 2009
4th Quarter	$57.34	$50.54
3rd Quarter	57.20	50.51
2nd Quarter	57.68	45.51
1st Quarter	50.88	40.45
Year 2008
4th Quarter	$46.89	$27.00
3rd Quarter	50.45	40.00
2nd Quarter	54.90	47.00
1st Quarter	57.15	47.76

The cash distributions applicable to each of the quarters in the years ended December 31, 2009 and 2008 were as follows:

	Record Date	Payment Date	Amount Per Unit
Year 2009
4th Quarter	February 5, 2010	February 12, 2010	$1.0650
3rd Quarter	November 5, 2009	November 12, 2009	1.0650
2nd Quarter	August 6, 2009	August 13, 2009	1.0575
1st Quarter	May 8, 2009	May 15, 2009	1.0575
Year 2008
4th Quarter	February 5, 2009	February 12, 2009	$1.0575
3rd Quarter	November 5, 2008	November 12, 2008	1.0575
2nd Quarter	August 6, 2008	August 13, 2008	0.9850
1st Quarter	May 7, 2008	May 14, 2008	0.9850

Our general partner is entitled to incentive distributions if the amount that we distribute with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Unit	Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66	75%	25%

Our general partner’s incentive distributions for the years ended December 31, 2009 and 2008 totaled $28.7 million and $25.3 million, respectively. The general partner’s share of our distributions for the years ended December 31, 2009 and 2008 was 12.6% and 12.0%, respectively, due to the impact of the incentive distributions.

ITEM 6. SELECTED FINANCIAL DATA

The following table contains selected financial data derived from our audited financial statements.

	Year Ended December 31,
	2009	2008 (a)	2007	2006	2005
	(Thousands of Dollars, Except Per Unit Data)

Statement of Income Data:
Revenues	$3,855,871	$4,828,770	$1,475,014	$1,137,261	$659,557
Operating income	273,316	310,073	192,599	212,899	152,952
Income from continuing operations	224,875	254,018	150,298	149,906	107,675
Income from continuing operations per unit applicable to limited partners (b)	3.47	4.22	2.73	2.82	2.76
Cash distributions per unit applicable to limited partners	4.245	4.085	3.835	3.600	3.365

	December 31,
	2009	2008 (a)	2007	2006	2005
	(Thousands of Dollars)

Balance Sheet Data:
Property, plant and equipment, net	$3,028,196	$2,941,824	$2,492,086	$2,345,135	$2,160,213
Total assets	4,774,673	4,459,597	3,783,087	3,494,208	3,366,992
Long-term debt (less current portion)	1,828,993	1,872,015	1,445,626	1,353,720	1,169,659
Partners’ equity	2,484,968	2,206,997	1,994,832	1,875,681	1,900,779

(a)	The significant increase in revenues, operating income, income from continuing operations and balance sheet data are primarily due to the acquisition of our asphalt operations in March 2008.
(b)	In 2008, the Financial Accounting Standards Board provided additional guidance regarding the application of the two-class method to calculate earnings per unit for master limited partnerships, which was effective January 1, 2009. As a result, income from continuing operations per unit applicable to limited partners for the years ended December 31, 2007 and 2006 changed from $2.74 and $2.84, respectively, previously reported.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy L.P.,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy, to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) wholly owns our general partner, Riverwalk Logistics, L.P., and owns an 18.7% total interest in us as of December 31, 2009. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in five sections:

•	Overview

•	Results of Operations

•	Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies

Acquisition

On March 20, 2008, we acquired CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations), which included a 74,000 barrels per day asphalt refinery in Paulsboro, New Jersey, a 30,000 barrels per day asphalt refinery in Savannah, Georgia and three asphalt terminals in Paulsboro, New Jersey, Savannah, Georgia and Wilmington, North Carolina.

Operations

We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). Our operations are divided into three reportable business segments: storage, transportation, and asphalt and fuels marketing. For a more detailed description of our segments, please refer to Segments under Item 1. “Business.”

Storage. We own terminals in the United States, the Netherland Antilles, Canada, Mexico, the Netherlands and the United Kingdom providing approximately 66.2 million barrels of storage capacity. We also own 60 crude oil and intermediate feedstock storage tanks and related assets that provide an aggregate 12.5 million barrels of storage capacity to refineries in California and Texas.

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

Asphalt and Fuels Marketing. Our asphalt and fuels marketing segment includes our asphalt refining operations and our fuels marketing operations. We refine crude oil to produce asphalt and certain other refined products from our asphalt operations. We own two asphalt refineries with a combined throughput capacity of 104,000 barrels per day and related terminal facilities providing storage capacity of 5.0 million barrels. Additionally, as part of our fuels marketing operations, we purchase gasoline and other refined petroleum products for resale. The results of operations for the asphalt and fuels marketing segment depend largely on the gross margin between our cost and the sales price of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of the storage and transportation segments.

We enter into derivative contracts to mitigate the effect of commodity price fluctuations. The derivative instruments we use consist primarily of futures contracts and swaps traded on the NYMEX for the purposes of hedging the price risk of our physical inventory. Not all of our derivative instruments qualify for hedge accounting treatment under United States generally accepted accounting principles. In such cases, we record the changes in the fair values of these derivative instruments in cost of product sales. The changes in the fair values of these derivative instruments generally are offset, at least partially, by changes in the values of the hedged physical inventory. However, we do not recognize those changes in the value of the hedged inventory until the physical sale of such inventory takes place. Therefore, our earnings for a period may include the gain or loss related to derivative instruments without including the offsetting effect of the hedged item, which could result in greater earnings volatility.

In addition, we value our inventory at the lower of cost or market. If changes in commodity prices result in market prices below the cost of our inventory, we may be required to reduce the value of our inventory to market.

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

•

other factors, such as refinery utilization rates and maintenance turnaround schedules, that impact our refineries as well as the operations of refineries served by our storage and transportation assets.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Financial Highlights

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2009	2008	Change

Statement of Income Data:
Revenues:
Service revenues	$745,349	$740,630	$4,719
Product sales	3,110,522	4,088,140	(977,618)

Total revenues	3,855,871	4,828,770	(972,899)

Costs and expenses:
Cost of product sales	2,883,187	3,864,310	(981,123)
Operating expenses	458,892	442,248	16,644
General and administrative expenses	94,733	76,430	18,303
Depreciation and amortization expense	145,743	135,709	10,034

Total costs and expenses	3,582,555	4,518,697	(936,142)

Operating income	273,316	310,073	(36,757)
Equity earnings from joint ventures	9,615	8,030	1,585
Interest expense, net	(79,384)	(90,818)	11,434
Other income, net	31,859	37,739	(5,880)

Income before income tax expense	235,406	265,024	(29,618)
Income tax expense	10,531	11,006	(475)

Net income	$224,875	$254,018	$(29,143)

Net income per unit applicable to limited partners	$3.47	$4.22	$(0.75)

Weighted average limited partner units outstanding	55,232,467	53,182,741	2,049,726

Annual Highlights

Net income decreased $29.1 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to an increase in general and administrative expenses and a decrease in segment operating income. This was partially offset by a decrease in interest expense.

Segment operating income decreased $17.1 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to a $51.9 million decrease in operating income for the asphalt and fuels marketing segment, which was mainly due to higher operating expenses associated with our asphalt operations. The decrease in operating income from our asphalt and fuels marketing segment was partially offset by increased operating income from our storage and transportation segments.

Segment Operating Highlights

(Thousands of Dollars, Except Barrel/Day Information)

	Year Ended December 31,
	2009	2008	Change

Storage:
Throughput (barrels/day)(a)	667,169	742,599	(75,430)
Throughput revenues	$78,353	$90,918	$(12,565)
Storage lease revenues	409,219	363,171	46,048

Total revenues	487,572	454,089	33,483
Operating expenses	245,439	246,304	(865)
Depreciation and amortization expense	70,888	66,706	4,182

Segment operating income	$171,245	$141,079	$30,166

Transportation:
Refined products pipelines throughput (barrels/day)	573,778	673,687	(99,909)
Crude oil pipelines throughput (barrels/day)	351,888	392,110	(40,222)

Total throughput (barrels/day)	925,666	1,065,797	(140,131)
Throughput revenues	$302,070	$317,778	$(15,708)
Operating expenses	111,673	131,943	(20,270)
Depreciation and amortization expense	50,528	50,749	(221)

Segment operating income	$139,869	$135,086	$4,783

Asphalt and Fuels Marketing:
Product sales	$3,110,522	$4,088,169	$(977,647)
Cost of product sales	2,899,457	3,880,796	(981,339)
Operating expenses	130,973	80,133	50,840
Depreciation and amortization expense	19,463	14,734	4,729

Segment operating income	$60,629	$112,506	$(51,877)

Consolidation and Intersegment Eliminations:
Revenues	$(44,293)	$(31,266)	$(13,027)
Cost of product sales	(16,270)	(16,486)	216
Operating expenses	(29,193)	(16,132)	(13,061)

Total	$1,170	$1,352	$(182)

Consolidated Information:
Revenues	$3,855,871	$4,828,770	$(972,899)
Cost of product sales	2,883,187	3,864,310	(981,123)
Operating expenses	458,892	442,248	16,644
Depreciation and amortization expense	140,879	132,189	8,690

Segment operating income	372,913	390,023	(17,110)
General and administrative expenses	94,733	76,430	18,303
Other depreciation and amortization expense	4,864	3,520	1,344

Consolidated operating income	$273,316	$310,073	$(36,757)

(a)	Excludes throughputs related to storage lease revenues.

Storage

Throughputs decreased 75,430 barrels per day for the year ended December 31, 2009, compared to the year ended December 31, 2008, mainly due to the conversion of some throughput-based contracts to lease-based contracts in January 2009. Throughputs for these terminals are no longer reported, and revenues associated with these terminals are reported under storage lease revenues. In addition, throughputs decreased due to turnarounds in the first quarter of 2009 at a refinery served by our Texas City crude oil storage tanks and a turnaround at the McKee refinery in May 2009.

Total revenues increased by $33.5 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to higher storage revenues associated with:

•	an increase of $20.0 million due to completed tank expansion projects at our Amsterdam, St. James, Texas City and Jacksonville terminals;

•	an increase of $6.7 million at certain of our domestic terminals resulting from an increase in product throughput and associated handling fees;

•	an increase of $4.3 million mainly at our west coast terminals primarily due to higher negotiated storage rates; and

•	an increase of $3.1 million at our asphalt terminals primarily due to new storage-based contracts with the asphalt and fuels marketing segment.

These increases were partially offset by a decrease of $3.5 million due to the sales of our Westwego, Louisiana, Reno, Nevada and Milwaukee, Wisconsin terminals in December 2008.

Depreciation and amortization expense increased $4.2 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to the completion of various terminal expansion projects.

Transportation

Throughputs decreased 140,131 barrels per day and revenues decreased $15.7 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to:

•

lower throughputs of 42,246 barrels per day and a decrease in revenues of $7.0 million on our pipelines serving the McKee refinery primarily due to a turnaround in May 2009 and lower overall demand resulting from the economic downturn. In addition, throughputs and revenues decreased due to a shipper using alternate pipelines in the third and fourth quarters of 2009, and a shipper acquiring our joint venture partner’s interest in a pipeline and shipping product on its purchased space rather than our space. These decreases were partially offset by higher revenue related to a new shipper with a minimum throughput agreement that began in late 2008;

•

a decrease in throughputs of 6,568 barrels per day and a decrease in revenues of $4.4 million on the Ammonia Pipeline due to high inventory levels of ammonia in the Midwest that carried over from the fall of 2008 and unseasonably wet and cold weather in the first half of 2009;

•	a decrease in throughputs of 28,132 barrels per day and a decrease in revenues of $1.7 million due to the sale of the Ardmore-Wynnewood pipeline in June 2009;

•

a decrease in throughputs of 14,651 barrels per day and a decrease in revenues of $1.0 million on our pipelines serving the Ardmore refinery due to operational issues at the refinery during the second and third quarters of 2009 and a refinery shut down in the third quarter of 2009 following a lightning strike;

•

a decrease in throughputs of 15,615 barrels per day on our pipelines serving the Three Rivers refinery due to a scheduled turnaround during the third quarter of 2009 and reduced crude run rates resulting from the economic downturn; and

•	a decrease of 11,338 barrels per day due to the sale of the Skelly-Belvieu pipeline in December 2008.

The tariff increase of 7.6% that became effective July 1, 2009 partially offset declines in revenues from the lower throughputs.

Operating expenses for this segment decreased $20.3 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to:

•

a decrease of $9.5 million due to a reduction in our product imbalance liability resulting from lower commodity prices associated with our product imbalances on the East Pipeline, partially offset by a hedging loss;

•	a decrease of $8.6 million in power costs resulting from lower throughputs and lower natural gas prices; and

•	a decrease of $1.5 million in maintenance and contractor expenses on certain of the refined product pipelines resulting from fewer repair projects in 2009.

Asphalt and Fuels Marketing

Sales and cost of product sales decreased $977.6 million and $981.3 million, respectively, resulting in an increase in total gross margin of $3.7 million for the year ended December 31, 2009, compared to the year ended December 31, 2008 due to the following:

•

an increase of $6.7 million from our asphalt operations mainly due to higher volumes sold and a slightly higher gross margin per barrel of $6.37 compared to $6.22. The gross margin per barrel for 2008 includes the negative impact of a $61.0 million hedging loss; and

•

a decrease of $3.0 million related to our fuels marketing operations mainly due to higher hedging losses, which were partially offset by increased volumes from entering new markets and increased bunker fuel sales.

Operating expenses increased by $50.8 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to:

•

an increase of $35.8 million mainly due to a full year of expenses related to the acquisition of our asphalt operations, which occurred in March 2008, the amortization of deferred maintenance costs, higher idle capacity costs and increased asphalt terminal rentals;

•

an increase of $5.9 million related to increased tug and barge costs associated with new vessels being received at our St. Eustatius facility throughout 2008 and 2009 and the addition of bunkering activities at certain domestic terminals; and

•	an increase of $4.4 million due to increased storage costs resulting from additional tank rentals.

Depreciation and amortization expense increased $4.7 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, due to our acquisition of the East Coast Asphalt Operations in March 2008.

Consolidation and Intersegment Eliminations

Revenue, cost of product sales and operating expense eliminations primarily relate to storage and transportation fees charged to the asphalt and fuels marketing segment by the transportation and storage segments. In 2009, the asphalt and fuels marketing segment utilized more terminal capacity from our storage segment, resulting in higher revenue and operating expense eliminations.

General

General and administrative expenses increased by $18.3 million for the year ended December 31, 2009, compared to the year ended December 31, 2008. This increase was primarily due to compensation expense associated with our long-term incentive plans resulting from an increase in our unit price during the year ended December 31, 2009 compared to a decrease in our unit price during the year ended December 31, 2008. In addition, general and administrative expenses increased due to higher external legal costs and other professional fees.

Interest expense, net decreased by $11.4 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to decreases in interest rates, including the variable interest rate paid on our interest rate swaps. These decreases in interest expense were partially offset by increased interest expense from the issuance of $350.0 million of 7.65% senior notes in April 2008 and lower capitalized interest.

Other income, net consisted of the following:

	Year Ended December 31,
	2009	2008
	(Thousands of Dollars)

Gain from sale or disposition of assets	$21,320	$26,456
Gain from insurance proceeds	9,382	3,504
Foreign exchange (losses) gains	(5,118)	5,888
Other	6,275	1,891

Other income, net	$31,859	$37,739

See Note 18 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data” for further information regarding the other components of other income.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Financial Highlights

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,		Change
	2008	2007
Statement of Income Data:
Revenues:
Service revenue	$740,630	$696,623	$44,007
Product sales	4,088,140	778,391	3,309,749

Total revenues	4,828,770	1,475,014	3,353,756

Costs and expenses:
Cost of product sales	3,864,310	742,972	3,121,338
Operating expenses	442,248	357,235	85,013
General and administrative expenses	76,430	67,915	8,515
Depreciation and amortization expense	135,709	114,293	21,416

Total costs and expenses	4,518,697	1,282,415	3,236,282

Operating income	310,073	192,599	117,474
Equity earnings from joint ventures	8,030	6,833	1,197
Interest expense, net	(90,818)	(76,516)	(14,302)
Other income , net	37,739	38,830	(1,091)

Income before income tax expense	265,024	161,746	103,278
Income tax expense	11,006	11,448	(442)

Net income	$254,018	$150,298	$103,720

Net income per unit applicable to limited partners	$4.22	$2.73	$1.49

Weighted average limited partner units outstanding	53,182,741	47,158,790	6,023,951

Annual Highlights

Net income increased $103.7 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to an increase in segment operating income, partially offset by increases in interest expense, net and general and administrative expenses. Segment operating income increased $127.9 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to a $91.4 million increase in operating income for the asphalt and fuels marketing segment, mainly resulting from robust sales volumes and strong gross margins from our East Coast Asphalt Operations during the third quarter. Operating income increased for our storage and transportation segments $26.4 million and $8.6 million, respectively, primarily due to increased throughputs and earnings in 2008 compared to 2007 due to a fire at the Valero Energy McKee refinery in February 2007, which shut down the refinery until mid-April 2007 and negatively impacted our transportation and storage segments during the year ended December 31, 2007. Operating income for the storage segment also improved due to the leasing of additional storage capacity to customers from completed tank expansion projects.

However, our earnings were negatively impacted by a hedging loss of approximately $61.0 million in the second quarter of 2008. Concurrent with the acquisition of the East Coast Asphalt Operations, we entered into certain derivative contracts intended to hedge our exposure to price fluctuations for approximately 30% of the inventory acquired. We entered into these contracts to protect the value of our acquired inventories in the case crude oil prices declined. However, the price of crude oil increased dramatically from the date we entered into the hedges until May 2008, at which time we terminated the contracts prior to their expiration. For the remainder of 2008, we did not have any derivative contracts related to inventories of the East Coast Asphalt Operations, and we managed our commodity risk by managing those physical inventory volumes. We monitor our exposure to commodity prices related to the inventories of our asphalt operations.

Segment Operating Highlights

(Thousands of Dollars, Except Barrel/Day Information)

	Year Ended December 31,
	2008	2007	Change
Storage:
Throughput (barrels/day)(a)	742,599	800,332	(57,733)
Throughput revenues	$90,918	$96,372	$(5,454)
Storage lease revenues	363,171	314,255	48,916

Total revenues	454,089	410,627	43,462
Operating expenses	246,304	233,675	12,629
Depreciation and amortization expense	66,706	62,317	4,389

Segment operating income	$141,079	$114,635	$26,444

Transportation:
Refined products pipelines throughput (barrels/day)	673,687	678,573	(4,886)
Crude oil pipelines throughput (barrels/day)	392,110	377,640	14,470

Total throughput (barrels/day)	1,065,797	1,056,213	9,584
Throughput revenues	$317,778	$296,796	$20,982
Operating expenses	131,943	120,342	11,601
Depreciation and amortization expense	50,749	49,946	803

Segment operating income	$135,086	$126,508	$8,578

Asphalt and Fuels Marketing:
Product sales	$4,088,169	$778,391	$3,309,778
Cost of product sales	3,880,796	750,120	3,130,676
Operating expenses	80,133	6,737	73,396
Depreciation and amortization expense	14,734	423	14,311

Segment operating income	$112,506	$21,111	$91,395

Consolidation and Intersegment Eliminations:
Revenues	$(31,266)	$(10,800)	$(20,466)
Cost of product sales	(16,486)	(7,148)	(9,338)
Operating expenses	(16,132)	(3,519)	(12,613)

Total	$1,352	$(133)	$1,485

Consolidated Information:
Revenues	$4,828,770	$1,475,014	$3,353,756
Cost of product sales	3,864,310	742,972	3,121,338
Operating expenses	442,248	357,235	85,013
Depreciation and amortization expense	132,189	112,686	19,503

Segment operating income	390,023	262,121	127,902
General and administrative expenses	76,430	67,915	8,515
Other depreciation and amortization expense	3,520	1,607	1,913

Consolidated operating income	$310,073	$192,599	$117,474

(a)	Excludes throughputs related to storage lease revenues.

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

These increases were partially offset by decreased revenues and throughputs on our Houston pipeline in 2008 as one of our customers began to export more product rather than shipping inland through our pipeline. In addition, the Wynnewood pipeline experienced lower revenues due to decreased long-haul deliveries in 2008. Also, throughputs decreased mainly due to a turnaround, crude supply interruptions and other operational issues at a refinery served by the Wynnewood pipeline. Reduced demand in 2008 resulting from a prolonged winter and flooding in the Midwest and higher commodity prices, along with record throughputs in 2007, contributed to lower throughputs on our East Pipeline.

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

See Note 18 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data” for further information regarding the components of other income.

OUTLOOK

Overall, we expect our results for 2010 to improve compared to 2009. However, the outlook on our operations could change depending on the pace of the economic recovery and other economic conditions.

Transportation Segment

We expect the transportation segment results for 2010 to be comparable to slightly lower than 2009. Throughputs for 2010 are forecasted to increase slightly compared to 2009, barring any major unplanned turnaround activity and excluding the impact from the sale of pipelines in 2009. However, we expect the tariffs on our pipelines regulated by the FERC, which adjust annually based upon changes in the producer price index, to decline slightly in July, when the adjustment takes effect. Even with the effect of the tariff rate decline, our overall tariff rate for 2010 should be slightly higher than 2009. If throughputs increase or if the cost of natural gas increases, we would expect our power expenses to increase in 2010 compared to 2009. The pace of the economic recovery, changes to refinery maintenance schedules, or other factors that impact overall demand for products we transport could affect our throughputs and revenues.

Storage Segment

For 2010, we expect our earnings for the storage segment to increase compared to 2009. We expect to benefit from a full year’s contribution of terminal expansion projects completed in 2009 and from new internal growth projects, a portion of which should be completed in 2010. In addition, we expect to benefit from renewal rates that increased significantly in 2009.

Asphalt and Fuels Marketing Segment

The earnings of the asphalt and fuels marketing segment largely depend upon the margin earned by our asphalt operations. Our margin results from the difference between the sales prices of our products and the purchase prices of our raw materials, principally crude oil. The prices of crude oil and the products produced by our asphalt operations fluctuate in response to many factors, such as changes in supply, demand, seasonality, market uncertainties and other factors.

We expect our results for 2010 to improve compared to 2009. Specifically, we expect asphalt supply levels to remain below recent averages due to lower U.S. refinery utilization rates, resulting in lower refinery production, including asphalt, and the continued lack of asphalt imports. Assuming the spending associated with the American Recovery and Revitalization Act and other federal highway and public transportation programs increases in 2010 over 2009 levels, we would expect an increase in demand for asphalt. If supply levels remain lower than historical averages and demand increases, it should result in a higher margin per barrel and increased sales volumes in our asphalt operations.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary cash requirements are for distributions to partners, working capital requirements, including inventory purchases, debt service, capital expenditures, acquisitions and normal operating expenses. On an annual basis, we attempt to fund our operating expenses, interest expense, reliability capital expenditures and distribution requirements with cash generated from our operations. If we do not generate sufficient cash from operations to meet those requirements, we utilize available borrowing capacity under our revolving credit facility and, to the extent necessary, funds raised through equity or debt offerings under our $3.0 billion shelf registration statement. Additionally, we typically fund our strategic capital expenditures from external sources, primarily borrowings under our revolving credit agreement or funds available under our $3.0 billion shelf registration statement. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control. The volatility of the capital and credit markets could restrict our ability to issue debt or equity or may increase our cost of capital beyond rates acceptable to us.

Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$180,582	$485,181	$222,672
Investing activities	(167,705)	(956,517)	(238,396)
Financing activities	(2,672)	440,063	37,060
Effect of foreign exchange rate changes on cash	6,426	(13,190)	(336)

Net increase (decrease) in cash and cash equivalents	$16,631	$(44,463)	$21,000

For the year ended December 31, 2009 we generated cash from operations of $180.6 million compared to $485.2 million in the prior year. The decline resulted primarily from lower net income of $224.9 million in 2009 compared to $254.0 million in 2008 and higher investments in working capital in 2009 compared to 2008. In 2009, we increased our working capital by $152.3 million compared to a decrease of $133.0 million in 2008. Within working capital, our inventory balances increased by $156.2 million in 2009 compared to a decrease of $194.0 million in 2008. Because of our significant investment in working capital and lower earnings in 2009, our cash generated from operations did not exceed our cash requirements for reliability capital expenditures and distributions. As a result, we utilized borrowings under our revolving credit agreement as well as the proceeds from our equity offering to fund that shortfall and our strategic capital expenditures. Additionally, we received $41.1 million from the sale of assets and insurance proceeds, which is included in cash flows from investing activities.

Net cash provided by operating activities for the year ended December 31, 2008 was $485.2 million compared to $222.7 million for the year ended December 31, 2007. The increase in cash generated from operating activities is primarily due to higher net income of $254.0 million for the year ended December 31, 2008 compared to net income of $150.3 million for the year ended December 31, 2007. Also, working capital decreased $133.0 million in 2008 providing an increase in cash, whereas working capital increased $21.3 million in 2007. Within working capital, inventory decreased $194.0 million for the year ended December 31, 2008, compared to an increase of $71.5 million in 2007. Cash flows from operations for the year ended December 31, 2008 also include proceeds from business interruption insurance of $3.5 million compared to $12.5 million for the year ended December 31, 2007.

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

2007 Revolving Credit Agreement

The lenders under the 2007 Revolving Credit Agreement include Lehman Brothers Bank, FSB (LB Bank), a subsidiary of Lehman Brothers Holdings Inc. (Lehman), which filed for bankruptcy protection in October 2008. LB Bank’s participation in the 2007 Revolving Credit Agreement totaled $42.5 million, of which $5.0 million remained outstanding as of December 31, 2009. As a result of Lehman’s bankruptcy filing in October 2008, LB Bank has elected not to fund its pro rata share of any future borrowings we request, which reduced the total commitment under the 2007 Revolving Credit Agreement to approximately $1.2 billion. Excluding LB Bank’s participation, we had $624.6 million available for borrowing under the 2007 Revolving Credit Agreement as of December 31, 2009. If other lenders under the 2007 Revolving Credit Agreement file for bankruptcy or experience severe financial hardship due to disruptions and steep declines in the global financial markets and tightening credit supply, they may not honor their pro rata share of our borrowing requests.

The 2007 Revolving Credit Agreement requires that we maintain certain financial ratios and includes other restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exist or would result from the distribution. The 2007 Revolving Credit Agreement requires us to maintain, as of the end of each four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2007 Revolving Credit Agreement) not to exceed 5.00-to-1.00, which may restrict the amount we can borrow without exceeding the maximum allowed limit to an amount less than the total amount available for borrowing. As of December 31, 2009, the consolidated debt coverage ratio was 4.1x.

The 2007 Revolving Credit Agreement matures in December 2012, and we do not have any other significant debt maturing until 2012 and 2013, when four of our five senior notes become due.

Shelf Registration Statement

Our shelf registration statement on Form S-3 permits us to offer and sell various types of securities, including NuStar Energy L.P. common units and debt securities of NuStar Logistics and NuPOP, having an aggregate value of up to $3.0 billion (the 2007 Shelf Registration Statement). We filed the 2007 Shelf Registration Statement to gain additional flexibility in accessing capital markets for, among other things, the repayment of outstanding indebtedness, working capital, capital expenditures and acquisitions. As of December 31, 2009, we have issued approximately $1.0 billion under our $3.0 billion shelf registration statement.

If the capital markets become more volatile, as was seen in recent years, our access to the capital markets may be limited, or we could face increased costs when accessing the capital markets. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like or need to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

Equity Offering. In November 2009, we issued 5,750,000 common units representing limited partner interests at a price of $52.45 per unit. We received net proceeds of $288.8 million and a contribution of $6.2 million from our general partner to maintain its 2% general partner interest. The net proceeds were used mainly to reduce the outstanding principal balance under our 2007 Revolving Credit Agreement.

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

•

strategic capital expenditures, such as those to expand and upgrade pipeline capacity or asphalt refinery operations and to construct new pipelines, terminals and storage tanks. In addition, strategic capital expenditures may include acquisitions of pipelines, terminals or storage tank assets, as well as certain capital expenditures related to support functions.

During the year ended December 31, 2009, we incurred reliability capital expenditures of $45.0 million, primarily related to maintenance upgrade projects at our terminals and pipelines. Strategic capital expenditures for the year ended December 31, 2009 of $163.6 million primarily related to a pipeline expansion on the southern end of the East Pipeline and projects at our Texas City terminal.

For 2010, we expect to incur approximately $375.0 to $400.0 million of capital expenditures, including approximately $55.0 to $60.0 million for reliability capital projects and $320.0 to $340.0 million for strategic capital expenditures. We continue to evaluate our capital budget and make changes as economic conditions warrant. Depending upon current economic conditions, our actual capital expenditures for 2010 may exceed or be lower than the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2010, and our internal growth projects can be accelerated or scaled back depending on the capital markets.

Working Capital Requirements

The operations of the asphalt and fuels marketing segment require us to invest substantial amounts in working capital. For example, in 2009 our inventory balances increased by $156.2 million due to higher volumes and higher average prices. Crude oil volumes increased substantially at December 31, 2009 over December 31, 2008 due to lower production in 2009. Additionally, the average cost of our crude oil inventory was significantly higher at December 31, 2009 compared to December 31, 2008 due to the collapse in crude oil prices in the fourth quarter of 2008. Our refined product inventory volumes at December 31, 2009 also increased over the prior year as a result of our strategy to take advantage of contango markets, whereby we purchase inventory at seasonally low prices and store it until we can sell it at seasonally higher prices. To take advantage of contango markets, we may store inventory over an extended period of time, as occurred in 2009. Additionally, the average cost of our refined product inventories at December 31, 2009 increased compared to the prior year due to the significant decline in refined product prices in the fourth quarter of 2008 associated with the decline in crude oil prices.

Higher inventory balances would typically also result in higher amount of accounts payable, which would reduce working capital. However, with respect to our contango and asphalt winterfill strategies, which involve storing inventory for an extended period, we typically pay the associated accounts payable prior to selling the inventory. Due to the potential for this discrepancy in timing between paying our invoice and selling our inventory, increases in our accounts payable will not always offset increases in our inventory balances within our working capital. As a result, the volume of inventory we maintain and the average cost of those inventories associated with our contango and asphalt winterfill strategies can significantly affect our working capital balance.

In 2008 we acquired the East Coast Asphalt Operations, which included approximately $327.3 million allocated to inventories included in the purchase. The purchase of the inventories included with the East Coast Asphalt Operations was considered part of the acquisition price and recorded in the Statement of Cash Flows as an investing activity. Therefore, our cash flows from operations in 2008 reflect a reduction in inventories despite the fact that our inventory balance at December 31, 2008 increased compared to December 31, 2007.

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

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars, Except Per Unit Data)

General partner interest	$5,430	$5,058	$4,092
General partner incentive distribution	28,712	25,294	18,426

Total general partner distribution	34,142	30,352	22,518
Limited partners’ distribution	237,308	222,470	182,076

Total cash distributions	$271,450	$252,822	$204,594

Cash distributions per unit applicable to limited partners	$4.245	$4.085	$3.835

Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter.

In January 2010, we declared a quarterly cash distribution of $1.065 that was paid on February 12, 2010 to unitholders of record on February 5, 2010. This distribution related to the fourth quarter of 2009 and totaled $73.4 million, of which $9.3 million represented the general partner’s share of such distribution. The general partner’s distribution included a $7.8 million incentive distribution.

Long-Term Debt Obligations

We are a party to the following long-term debt agreements:

•	the 2007 Revolving Credit Agreement due December 10, 2012, with a balance of $525.1 million as of December 31, 2009;

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

•

the $12.0 million note payable in annual installments through December 31, 2015 to the Port of Corpus Christi Authority of Nueces County, Texas, with a balance of $3.5 million as of December 31, 2009, associated with the construction of a crude oil storage facility in Corpus Christi, Texas (Port Authority of Corpus Christi Note Payable).

Management believes that we are in compliance with all ratios and covenants of the UK Term Loan as of December 31, 2009, which are substantially the same as the 2007 Revolving Credit Agreement. Our other long-term debt obligations do not contain any financial covenants. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments. Please refer to Note 11 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of our long-term debt agreements.

Credit Ratings

The following table reflects the outlook and ratings that have been assigned to the debt of our wholly owned subsidiaries as of December 31, 2009:

	Standard & Poor’s	Moody’s	Fitch

Outlook	Stable	Stable	Stable
Ratings	BBB-	Baa3	BBB-

Interest Rate Swaps

We are a party to interest rate swap agreements to manage our exposure to changes in interest rates. The interest rate swap agreements have an aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, we will receive a fixed rate (6.875% and 6.05% for the $60.0 million and $107.5 million of interest rate swap agreements, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement. As of December 31, 2009 and 2008, the aggregate fair value of our interest rate swaps included in “Other long-term assets, net” in our consolidated balance sheets was $8.6 million and $15.3 million, respectively.

The interest rate swap contracts qualify for the shortcut method of accounting. As a result, changes in the fair value of the swaps will completely offset the changes in the fair value of the underlying hedged debt. As of December 31, 2009 and 2008, the weighted average effective interest rate for the interest rate swaps was 2.3% and 3.0%, respectively.

Line of Credit

As of December 31, 2009, we had one short-term line of credit with an uncommitted borrowing capacity of up to $20.0 million. Please refer to Note 11 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion on our line of credit.

Long-Term Contractual Obligations

The following table presents our long-term contractual obligations and commitments and the related payments due, in total and by period, as of December 31, 2009:

	Payments Due by Period
	2010	2011	2012	2013	2014	There- after	Total
	(Thousands of Dollars)

Long-term debt maturities	$770	$832	$909,942	$480,902	$67	$406,200	$1,798,713
Interest payments	89,804	89,742	79,501	41,597	27,220	100,150	428,014
Operating leases	51,734	60,808	44,415	41,453	37,760	187,638	423,808
Purchase obligations:
Crude oil	1,943,668	1,943,668	1,943,668	1,943,668	1,943,670	485,917	10,204,259
Other purchase obligations	23,561	18,329	2,197	1,036	744	-	45,867

Long-term debt maturities in the table represent our scheduled future maturities of long-term debt principal for the periods indicated. The interest payments calculated for our variable-rate debt are based on the outstanding borrowings as of December 31, 2009 and the weighted-average interest rate paid for the year ended December 31, 2009. The interest payments on our fixed-rate debt are based on the stated interest rates, the outstanding balances as of December 31, 2009 and interest payment dates.

Our operating leases consist primarily of leases for tugs and barges utilized at our St. Eustatius and Point Tupper facilities, leases related to our asphalt and fuels marketing segment for tugs and barges and storage capacity at third-party terminals and land leases at various terminal facilities.

A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum or variable price provisions, and (iii) the approximate timing of the transaction.

Our crude oil purchase obligations result from a crude supply agreement (CSA) we entered into simultaneously with the acquisition of the East Coast Asphalt Operations. Under the CSA, we committed to purchase an annual average of 75,000 barrels per day of crude oil over a minimum seven-year period from PDVSA. The value of this commitment fluctuates according to a market-based pricing formula using published market indices, subject to adjustment based on the price of Mexican Maya crude. We estimated the annual payments due under the CSA based on market prices as of December 31, 2009.

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

The balance of and changes in our accruals for environmental matters as of and for the years ended December 31, 2009 and 2008 are included in Note 12 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data.” We believe that we have adequately accrued for our environmental exposures.

Contingencies

We are subject to certain loss contingencies, the outcomes of which could have an adverse effect on our cash flows and results of operations, as further disclosed in Note 13 of the Notes to Consolidated Financial Statements.

RELATED PARTY TRANSACTIONS

Our operations are managed by the general partner of our general partner, NuStar GP, LLC. The employees of NuStar GP, LLC perform services for our U.S. operations. We reimburse NuStar GP, LLC for all costs related to its employees, other than costs associated with NuStar GP Holdings under the services agreement described below and in Note 16 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.” We had a payable of $10.6 million and $3.4 million, as of December 31, 2009 and 2008, respectively, with both amounts representing payroll and benefit plan costs, net of payments made by us. We also had a long-term payable as of December 31, 2009 and 2008 of $7.7 million and $6.6 million, respectively, related to amounts for retiree medical benefits and other post-employment benefits.

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)
Operating expenses	$124,827	$115,291	$93,211
General and administrative expenses	58,878	44,988	37,702

On April 24, 2008, the boards of directors of NuStar GP, LLC and NuStar GP Holdings approved (i) the termination of the administration agreement, dated July 16, 2006, between NuStar GP Holdings and NuStar GP, LLC and (ii) the adoption of a services agreement between NuStar GP, LLC and NuStar Energy (the GP Services Agreement). On July 19, 2006, we entered into a non-compete agreement with NuStar GP Holdings, Riverwalk Logistics, L.P., and NuStar GP, LLC effective on December 22, 2006 (the Non-Compete Agreement). Please refer to Note 16 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of agreements with NuStar GP Holdings.

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

Depreciation

We calculate depreciation expense using the straight-line method over the estimated useful lives of our property, plant and equipment. Due to the expected long useful lives of our property, plant and equipment, we depreciate our property, plant and equipment over periods ranging from 10 years to 40 years. Changes in the estimated useful lives of our property, plant and equipment could have a material adverse effect on our results of operations.

Impairment of Long-Lived Assets and Goodwill

We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. An impairment loss should be recognized only if the carrying amount of the asset/goodwill is not recoverable and exceeds its fair value. The goodwill impairment test is performed for each reporting unit to which goodwill has been allocated, consisting of the following:

•	crude oil pipelines;

•	refined product pipelines;

•	refined product terminals, excluding our St. Eustatius and Point Tupper facilities;

•	St. Eustatius and Point Tupper terminal operations;

•	bunkering activity at our St. Eustatius and Point Tupper facilities; and

•	asphalt operations.

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

We have asset retirement obligations with regard to certain of our assets that have various legal obligations to clean and/or dispose of those assets at the time they are retired. However, these assets can be used for extended and indeterminate periods of time as long as they are properly maintained and/or upgraded. It is our practice and current intent to maintain our assets and continue making improvements to those assets based on technological advances. As a result, we believe that our assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of any asset, we estimate the cost of performing the retirement activities and record a liability for the fair value of that cost using established present value techniques.

We also have legal obligations in the form of leases and right-of-way agreements, which require us to remove certain of our assets upon termination of the agreement. However, these lease or right-of-way agreements generally contain automatic renewal provisions that extend our rights indefinitely or we have other legal means available to extend our rights. We have recorded a liability of approximately $0.6 million as of December 31, 2009 and 2008, which is included in “Other long-term liabilities” in our consolidated balance sheets, for conditional asset retirement obligations related to the retirement of terminal assets with lease and right-of-way agreements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We manage our debt by considering various financing alternatives available in the market and we manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, we utilize interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt. Borrowings under the 2007 Revolving Credit Agreement expose us to increases in the benchmark interest rate.

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

	December 31, 2009
	Expected Maturity Dates						Total	Fair Value
	2010	2011	2012	2013	2014	There- after
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$770	$832	$384,816	$480,902	$67	$350,000	$1,217,387	$1,306,301
Average interest rate	8.0%	8.0%	7.4%	6.0%	8.0%	7.7%	6.9%
Variable rate	$-	$-	$525,126	$-	$-	$56,200	$581,326	$551,072
Average interest rate	-	-	1.0%	-	-	0.2%	0.9%

Interest Rate Swaps Fixed to Variable:
Notional amount	$-	$-	$60,000	$107,500	$-	$-	$167,500	$8,623
Average pay rate	3.4%	4.8%	5.8%	5.6%	-	-	4.3%
Average receive rate	6.3%	6.3%	6.3%	6.1%	-	-	6.3%

	December 31, 2008
	Expected Maturity Dates						Total	Fair Value
	2009	2010	2011	2012	2013	There- after
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$713	$770	$832	$381,647	$480,902	$350,627	$1,215,491	$1,157,470
Average interest rate	8.0%	8.0%	8.0%	7.4%	6.0%	7.7%	6.9%
Variable rate	$-	$-	$-	$555,294	$-	$56,200	$611,494	$611,494
Average interest rate	-	-	-	1.9%	-	0.9%	1.8%

Interest Rate Swaps Fixed to Variable:
Notional amount	$-	$-	$-	$60,000	$107,500	$-	$167,500	$15,284
Average pay rate	3.2%	3.9%	4.3%	4.5%	4.3%	-	4.0%
Average receive rate	6.3%	6.3%	6.3%	6.3%	6.1%	-	6.3%

Commodity Price Risk

Since the operations of our asphalt and fuels marketing segment expose us to commodity price risk, we enter into derivative instruments to mitigate the effect of commodity price fluctuations. The derivative instruments we use consist primarily of futures contracts and swaps traded on the NYMEX. Please refer to our derivative financial instruments accounting policy in Note 2 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data” for further information.

We have a risk management committee that oversees our trading controls and procedures and certain aspects of risk management. Our risk management committee also reviews all new risk management strategies in accordance with our risk management policy, which was approved by our board of directors.

The following tables provide information about our derivative instruments, the fair value of which will fluctuate with changes in commodity prices:

	December 31, 2009
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(refined products)	1,184	N/A	$79.89	$(9,528)
Cash Flow Hedges:
Futures – short:
(refined products)	230	N/A	$94.13	(240)
Economic Hedges:
Futures – long:
(crude oil and refined products)	454	$81.46	N/A	2,327
Futures – short:
(crude oil and refined products)	745	N/A	$72.90	(10,692)
Swaps – long:
(crude oil and refined products)	200	$70.34	N/A	398
Swaps – short:
(crude oil and refined products)	600	N/A	$70.16	(1,316)

Total fair value of open positions exposed to commodity price risk				$(19,051)

	December 31, 2008
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(refined products)	445	N/A	$43.88	$(2,370)

Economic Hedges:
Futures – long:
(crude oil and refined products)	119	$39.92	N/A	654
Futures – short:
(crude oil and refined products)	754	N/A	$48.95	(3,131)

Total fair value of open positions exposed to commodity price risk				$(4,847)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of NuStar Energy L.P’s internal control over financial reporting as of December 31, 2009. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K. KPMG LLP’s attestation on the effectiveness of our internal control over financial reporting appears on page 62.

Report of Independent Registered Public Accounting Firm

The Board of Directors of NuStar GP, LLC

and Unitholders of NuStar Energy L.P.:

We have audited the accompanying consolidated balance sheets of NuStar Energy L.P. (a Delaware limited partnership) and subsidiaries (the Partnership) as of December 31, 2009 and 2008, and the related consolidated statements of income, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuStar Energy L.P. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuStar Energy L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP

San Antonio, Texas

February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors of NuStar GP, LLC

and Unitholders of NuStar Energy L.P.:

We have audited NuStar Energy L.P. (a Delaware limited partnership) and subsidiaries’ (the Partnership’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, NuStar Energy L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuStar Energy L.P. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, Texas

February 26, 2010

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$62,006	$45,375
Accounts receivable, net of allowance for doubtful accounts of $1,351 and $1,174 as of December 31, 2009 and 2008, respectively	211,797	178,216
Inventories	377,230	220,574
Other current assets	83,686	42,321

Total current assets	734,719	486,486

Property, plant and equipment, at cost	3,721,904	3,507,573
Accumulated depreciation and amortization	(693,708)	(565,749)

Property, plant and equipment, net	3,028,196	2,941,824
Intangible assets, net	44,127	51,704
Goodwill	807,742	806,330
Investment in joint ventures	68,728	68,813
Deferred income tax asset	13,893	12,427
Other long-term assets, net	77,268	92,013

Total assets	$4,774,673	$4,459,597

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$770	$713
Accounts payable	205,605	145,963
Payable to related party	10,639	3,441
Notes payable	20,000	22,120
Accrued interest payable	21,529	22,496
Accrued liabilities	64,651	37,454
Taxes other than income tax	15,534	15,333
Income tax payable	26	4,504

Total current liabilities	338,754	252,024

Long-term debt, less current portion	1,828,993	1,872,015
Long-term payable to related party	7,663	6,645
Deferred income tax liability	26,909	27,370
Other long-term liabilities	87,386	94,546
Commitments and contingencies (Note 13)

Partners’ equity:
Limited partners (60,210,549 and 54,460,549 common units outstanding as of December 31, 2009 and 2008, respectively)	2,423,689	2,173,462
General partner	53,469	47,801
Accumulated other comprehensive income (loss)	7,810	(14,266)

Total partners’ equity	2,484,968	2,206,997

Total liabilities and partners’ equity	$4,774,673	$4,459,597

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Services revenues	$745,349	$740,630	$696,623
Product sales	3,110,522	4,088,140	778,391

Total revenues	3,855,871	4,828,770	1,475,014

Costs and expenses:
Cost of product sales	2,883,187	3,864,310	742,972
Operating expenses:
Third parties	334,065	326,957	264,024
Related party	124,827	115,291	93,211

Total operating expenses	458,892	442,248	357,235
General and administrative expenses:
Third parties	35,855	31,442	30,213
Related party	58,878	44,988	37,702

Total general and administrative expenses	94,733	76,430	67,915
Depreciation and amortization expense	145,743	135,709	114,293

Total costs and expenses	3,582,555	4,518,697	1,282,415

Operating income	273,316	310,073	192,599
Equity earnings from joint ventures	9,615	8,030	6,833
Interest expense, net	(79,384)	(90,818)	(76,516)
Other income, net	31,859	37,739	38,830

Income before income tax expense	235,406	265,024	161,746
Income tax expense	10,531	11,006	11,448

Net income	$224,875	$254,018	$150,298

Net income per unit applicable to limited partners (Note 19)	$3.47	$4.22	$2.73

Weighted average limited partner units outstanding	55,232,467	53,182,741	47,158,790

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$224,875	$254,018	$150,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	145,743	135,709	114,293
Amortization of debt related items	(7,122)	(6,447)	(5,516)
Gain on sale or disposition of assets	(21,322)	(26,456)	(8,356)
(Benefit) provision for deferred income tax	(2,037)	37	276
Equity earnings from joint ventures	(9,615)	(8,030)	(6,833)
Distributions of equity earnings from joint ventures	9,700	2,835	544
Changes in current assets and current liabilities (Note 20)	(152,280)	133,017	(21,326)
Other, net	(7,360)	498	(708)

Net cash provided by operating activities	180,582	485,181	222,672

Cash Flows from Investing Activities:
Reliability capital expenditures	(44,951)	(55,669)	(40,333)
Strategic capital expenditures	(163,605)	(146,474)	(210,918)
East Coast Asphalt Operations acquisition	-	(803,184)	-
Other acquisitions	-	(7,027)	-
Investment in other long-term assets	(211)	-	(62)
Proceeds from sale or disposition of assets	29,680	50,813	12,667
Proceeds from insurance settlement	11,382	5,000	250
Other, net	-	24	-

Net cash used in investing activities	(167,705)	(956,517)	(238,396)

Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	1,159,436	2,108,775	1,170,302
Proceeds from short-term debt borrowings	448,752	746,800	75,000
Proceeds from senior note offering, net of issuance costs	-	346,224	-
Long-term debt repayments	(1,190,247)	(2,025,784)	(1,077,975)
Short-term debt repayments	(450,872)	(736,037)	(82,353)
Proceeds from issuance of common units, net of issuance costs	288,761	236,215	143,083
Contributions from general partner	6,155	5,025	3,035
Distributions to unitholders and general partner	(263,896)	(241,940)	(197,333)
(Decrease) increase in cash book overdrafts	(761)	945	3,676
Other, net	-	(160)	(375)

Net cash (used in) provided by financing activities	(2,672)	440,063	37,060

Effect of foreign exchange rate changes on cash	6,426	(13,190)	(336)

Net increase (decrease) in cash and cash equivalents	16,631	(44,463)	21,000
Cash and cash equivalents as of the beginning of year	45,375	89,838	68,838

Cash and cash equivalents as of the end of year	$62,006	$45,375	$89,838

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2009, 2008 and 2007

(Thousands of Dollars, Except Unit Data)

				Accumulated
				Other	Total
	Limited Partners		General	Comprehensive	Partners’
	Units	Amount	Partner	Income (Loss)	Equity

Balance as of January 1, 2007	46,809,749	$1,830,047	$38,815	$6,819	$1,875,681

Net income	-	129,235	21,063	-	150,298
Other comprehensive income:
Foreign currency translation	-	-	-	20,068	20,068

Total comprehensive income	-	129,235	21,063	20,068	170,366

Cash distributions to partners	-	(176,239)	(21,094)	-	(197,333)
Issuance of common units in November 2007 and related contribution from general partner	2,600,000	143,083	3,035	-	146,118

Balance as of December 31, 2007	49,409,749	1,926,126	41,819	26,887	1,994,832

Net income	-	224,668	29,350	-	254,018
Other comprehensive loss:
Foreign currency translation	-	-	-	(41,153)	(41,153)

Total comprehensive loss	-	224,668	29,350	(41,153)	212,865

Cash distributions to partners	-	(213,547)	(28,393)	-	(241,940)
Issuance of common units in April 2008 and related contribution from general partner	5,050,800	236,215	5,025	-	241,240

Balance as of December 31, 2008	54,460,549	2,173,462	47,801	(14,266)	2,206,997

Net income	-	192,239	32,636	-	224,875
Other comprehensive income (loss):
Foreign currency translation	-	-	-	22,316	22,316
Unrealized loss on cash flow hedges	-	-	-	(240)	(240)

Total comprehensive income	-	192,239	32,636	22,076	246,951

Cash distributions to partners	-	(230,773)	(33,123)	-	(263,896)
Issuance of common units in November 2009 and related contribution from general partner	5,750,000	288,761	6,155	-	294,916

Balance as of December 31, 2009	60,210,549	$2,423,689	$53,469	$7,810	$2,484,968

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

1. ORGANIZATION AND OPERATIONS

Organization

NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy L.P.,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns an 18.7% total interest in us as of December 31, 2009.

Operations

We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: storage, transportation, and asphalt and fuels marketing.

Storage. We own terminals in the United States, the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom providing approximately 66.2 million barrels of storage capacity. Our terminals provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including crude oil and other feedstocks. We also own 60 crude oil and intermediate feedstock storage tanks and related assets that provide an aggregate 12.5 million barrels of storage capacity to refineries in California and Texas.

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

Asphalt and Fuels Marketing. Our asphalt and fuels marketing segment includes our asphalt refining operations and our fuels marketing operations. We refine crude oil to produce asphalt and certain other refined products from our asphalt operations. Our asphalt operations include two asphalt refineries with a combined throughput capacity of 104,000 barrels per day and related terminal facilities providing storage capacity of 5.0 million barrels. Additionally, as part of our fuels marketing operations, we purchase gasoline and other refined petroleum products for resale. The activities of the asphalt and fuels marketing segment expose us to the risk of fluctuations in commodity prices, which has a direct impact on the results of operations for the asphalt and fuels marketing segment. We enter into derivative contracts to mitigate the effect of commodity price fluctuations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements represent the consolidated operations of the Partnership and our subsidiaries. Inter-partnership balances and transactions have been eliminated in consolidation. The operations of certain pipelines and terminals in which we own an undivided interest are proportionately consolidated in the accompanying consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ongoing basis, management reviews their estimates based on currently available information. Management may revise estimates due to changes in facts and circumstances.

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

Inventories

Inventories consist of crude oil and refined petroleum products. All inventories are valued at the lower of cost or market and cost is determined using the weighted-average cost method. Our inventory consists entirely of one end-product category, petroleum products, which we include in the asphalt and fuels marketing segment. Accordingly, we determine lower of cost or market adjustments on an aggregate basis.

Property, Plant and Equipment

We record additions to property, plant and equipment, including reliability and strategic capital expenditures, at cost.

Reliability capital expenditures are capital expenditures to replace partially or fully depreciated assets to maintain the existing operating capacity of existing assets and extend their useful lives. Strategic capital expenditures are capital expenditures to expand or upgrade the operating capacity, increase efficiency or increase the earnings potential of existing assets, whether through construction or acquisition, along with certain capital expenditures related to support functions. Repair and maintenance costs associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

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

Goodwill and Intangible Assets

Goodwill is the excess of cost of an acquired entity over the fair value of assets acquired less liabilities assumed. Goodwill acquired in a business combination is not amortized and is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. October 1 of each year is our annual valuation date for the impairment test. Based on the results of the impairment tests performed as of October 1, 2009, 2008 and 2007, no impairment had occurred.

Intangible assets are recorded at cost and are assets that lack physical substance (excluding financial assets). Intangible assets with finite useful lives are amortized on a straight-line basis over three to 47 years.

Investment in Joint Ventures

We account for our investments in joint ventures using the equity method of accounting.

ST Linden Terminals, LLC. The 44-acre facility provides deep-water terminalling capabilities at New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. As part of our acquisition of Kaneb Services LLC (KSL) and Kaneb Pipe Line Partners, L.P. (KPP, and, together with KSL, Kaneb) on July 1, 2005 (the Kaneb Acquisition), we acquired an investment in ST Linden Terminals, LLC (Linden). Linden is owned 50% by the Partnership and 50% by NIC Holding Corp. In connection with the Kaneb Acquisition, we recorded our investment in Linden at fair value, which exceeded our 50% share of its members’ equity. This excess totaled $43.9 million and $44.2 million as of December 31, 2009 and 2008, respectively, of which $8.0 million is being amortized into expense over the average life of the assets held by Linden, or 25 years. The remaining balance not amortized represents goodwill of Linden.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Skelly-Belvieu Pipeline Company. The Skelly-Belvieu Pipeline Company (Skelly-Belvieu) owns a liquefied petroleum gas pipeline that begins in Skellytown, Texas and extends to Mont Belvieu, Texas near Houston. On December 1, 2008, we agreed to dispose of our interest in Skelly-Belvieu. See Note 4. Acquisitions and Dispositions below for further discussion on Skelly-Belvieu.

Other Long-Term Assets

“Other long-term assets, net” primarily include the following:

•	asphalt tank heel inventory and ammonia pipeline linefill;

•	the fair value of our interest rate swap agreements;

•	deferred costs incurred in connection with acquiring a customer contract, which is amortized over the life of the contract;

•	deferred financing costs amortized over the life of the related debt obligation using the effective interest method;

•

deferred dry-docking costs incurred in connection with major maintenance activities on our marine vessels, which are amortized over the period of time estimated to lapse until the next dry-docking occurs; and

•	deferred refinery shutdown costs in connection with annual major maintenance on our asphalt production units, which are amortized based on units of production over the following year.

Impairment of Long-Lived Assets

We review long-lived assets, including property, plant and equipment and investment in joint ventures, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We perform the evaluation of recoverability using undiscounted estimated net cash flows generated by the related asset. If we deem an asset to be impaired, we determine the amount of impairment as the amount by which the net carrying value exceeds its fair value. We believe that the carrying amounts of our long-lived assets as of December 31, 2009 are recoverable.

Taxes Other than Income Taxes

Taxes other than income taxes include liabilities for ad valorem taxes, franchise taxes, sales and use taxes, excise fees and taxes and value added taxes.

Income Taxes

We are a limited partnership and generally are not subject to federal or state income taxes. Accordingly, our taxable income or loss, which may vary substantially from income or loss reported for financial reporting purposes, is generally included in the federal and state income tax returns of our partners. For transfers of publicly held units subsequent to our initial public offering, we have made an election permitted by Section 754 of the Internal Revenue Code to adjust the common unit purchaser’s tax basis in our underlying assets to reflect the purchase price of the units. This results in an allocation of taxable income and expenses to the purchaser of the common units, including depreciation deductions and gains and losses on sales of assets, based upon the new unitholder’s purchase price for the common units.

We conduct certain of our operations through taxable wholly owned corporate subsidiaries. We account for income taxes related to our taxable subsidiaries using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred taxes using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled.

We recognize a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. We had no unrecognized tax benefits as of December 31, 2009 and 2008.

NuStar Energy or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. For U.S. federal and state purposes, tax years subject to examination are 2005 through 2009 and for our major non-U.S. jurisdictions, tax years subject to examination are 2003 through 2009, both according to standard statute of limitations.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We have asset retirement obligations with respect to certain of our assets due to various legal obligations to clean and/or dispose of those assets at the time they are retired. However, these assets can be used for an extended and indeterminate period of time as long as they are properly maintained and/or upgraded. It is our practice and current intent to maintain our assets and continue making improvements to those assets based on technological advances. As a result, we believe that our assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time. When a date or range of dates can reasonably be estimated for the retirement of any asset, we estimate the costs of performing the retirement activities and record a liability for the fair value of these costs.

We also have legal obligations in the form of leases and right-of-way agreements, which require us to remove certain of our assets upon termination of the agreement. However, these lease or right-of-way agreements generally contain automatic renewal provisions that extend our rights indefinitely or we have other legal means available to extend our rights. We have recorded a liability of approximately $0.6 million as of December 31, 2009 and 2008, which is included in “Other long-term liabilities” in the consolidated balance sheets, for conditional asset retirement obligations related to the retirement of terminal assets with lease and right-of-way agreements.

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

Product Imbalances

We incur product imbalances as a result of variances in pipeline meter readings and volume fluctuations within the East Pipeline system due to pressure and temperature changes. We use quoted market prices as of the reporting date to value our assets and liabilities related to product imbalances. Product imbalance liabilities are included in “Accrued liabilities” and product imbalance assets are included in “Other current assets” in the consolidated balance sheets.

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

Revenues from the sale of asphalt and other petroleum products, which are included in our asphalt and fuels marketing segment, are recognized when product is delivered to the customer and title and risk pass to the customer. Additionally,

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the revenues of our asphalt and fuels marketing segment include the mark-to-market impact of certain derivative instruments that are part of our limited trading program.

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

Net Income per Unit Applicable to Limited Partners

We have identified the general partner interest and incentive distribution rights (IDR) as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period.

In 2008, the Financial Accounting Standards Board (FASB) provided additional guidance clarifying the application of the two-class method to calculate earnings per unit for master limited partnerships with IDR that are accounted for as equity interests. Under the new guidance, effective January 1, 2009, a master limited partnership must allocate earnings to its IDR in the calculation of earnings per unit. The terms of our partnership agreement limit distributions to the IDR holders to the amount of available cash calculated for the period. As a result, IDR are not allocated undistributed earnings or distributions in excess of earnings, thus the effect of adopting the additional guidance was not significant to our calculation of earnings per unit. Previous periods have been restated to conform to this presentation. Basic and diluted net income per unit applicable to limited partners are the same as we have no potentially dilutive securities outstanding.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting partners’ equity that are excluded from net income, such as foreign currency translation adjustments and mark-to-market adjustments on derivative instruments designated and qualifying as cash flow hedges.

Derivative Financial Instruments

We are a party to certain interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. We account for the interest rate swaps as fair value hedges and recognize the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. The interest rate swap agreements qualify for the shortcut method of accounting. As a result, changes in the fair value of the swaps completely offset the changes in the fair value of the underlying hedged debt.

We record commodity derivative instruments in the consolidated balance sheets as assets or liabilities at fair value based on quoted market prices. We recognize mark-to-market adjustments for derivative instruments designated and qualifying as fair value hedges (Fair Value Hedges) and the related change in the fair value of the associated hedged physical inventory or firm commitment within “Cost of product sales.” For derivative instruments designated and qualifying as cash flow hedges (Cash Flow Hedges), we record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive income” until the underlying hedged forecasted transactions occur and are recognized in income. Any hedge ineffectiveness is recognized immediately in “Cost of product sales.” Once a hedged transaction occurs, we reclassify the effective portion from “Accumulated other comprehensive income” to “Cost of product sales.” For derivative instruments that do not qualify for hedge accounting (Economic Hedges), we record the mark-to-market adjustments in “Cost of product sales.”

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

All cash flows associated with our commodity derivative instruments are classified as operating cash flows in the Consolidated Statements of Cash Flows.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating Leases

We recognize rent expense on a straight-line basis over the lease term, including the impact of both scheduled rent increases and free or reduced rents (commonly referred to as “rent holidays”).

Unit-based Compensation

NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, has adopted various long-term incentive plans, which provide the Compensation Committee of the Board of Directors of NuStar GP, LLC with the right to grant employees and directors of NuStar GP, LLC providing services to NuStar Energy the right to receive NS common units. NuStar GP, LLC accounts for awards of NS unit options and restricted units at fair value as a derivative, whereby a liability for the award is recorded at inception. Subsequent changes in the fair value of the award are included in the determination of net income. NuStar GP, LLC determines the fair value of NS unit options using the Black-Scholes model at each reporting date. NuStar GP, LLC determines the fair value of NS restricted units using the market price of NS common units at each reporting date. NuStar GP, LLC records compensation expense each reporting period such that the cumulative compensation expense recognized equals the current fair value of the percentage of the award that has vested. NuStar GP, LLC records compensation expense related to NS unit options until such options are exercised, and compensation expense related to NS restricted units until the date of vesting.

NuStar GP Holdings has adopted a long-term incentive plan that provides the Compensation Committee of the Board of Directors of NuStar GP Holdings with the right to grant employees, consultants and directors of NuStar GP Holdings and its affiliates, including NuStar GP, LLC, rights to receive NuStar GP Holdings common units. NuStar GP Holdings accounts for awards of NSH restricted units and unit options granted to its directors or employees of NuStar GP, LLC at fair value. The fair value of NSH unit options is determined using the Black-Scholes model at the grant date, and the fair value of the NSH restricted unit equals the market price of NSH common units at the grant date. NuStar GP Holdings recognizes compensation expense for NSH restricted units and unit options ratably over the vesting period based on the fair value of the units at the grant date.

We reimburse NuStar GP, LLC for the expenses resulting from NS and NSH awards to employees and directors of NuStar GP, LLC. We include such compensation expense in “General and administrative expenses” on the consolidated statements of income. We do not reimburse our general partner for the expense resulting from NSH awards to non-employee directors of NuStar GP Holdings.

Under these long-term incentive plans, certain awards provide that employees vest in the award when they retire or will continue to vest in the award after retirement over the nominal vesting period established in the award. We accounted for awards granted through 2005 by recognizing compensation expense over the nominal vesting period. We changed our method of recognizing compensation expense to the non-substantive vesting period approach for any awards granted after January 1, 2006. Under the non-substantive vesting period approach, compensation expense is recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the nominal vesting period.

Margin Deposits

Margin deposits relate to our exchange-traded derivative contracts and generally vary based on changes in the value of the contracts. Margin deposits are included in “Other current assets” in the consolidated balance sheets.

Reclassifications

Certain previously reported amounts in the 2008 and 2007 consolidated financial statements have been reclassified to conform to the 2009 presentation.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In January 2010, the FASB issued additional guidance that requires new disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements and additional information on the roll forward of Level 3 fair value measurements. This guidance also clarified the existing provisions on determining the appropriate classes of assets and liabilities to be reported and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This additional guidance is effective for interim and annual periods beginning after December 15, 2009, with the exception of the new requirements in the Level 3 roll forward, which will be effective for fiscal years beginning after December 15, 2010. We adopted these provisions effective January 1, 2010 and do not expect them to have a material impact on our disclosures.

In August 2009, the FASB clarified the guidance on the fair value measurement of liabilities for circumstances in which a quoted price in an active market for an identical liability is not available. This guidance is effective the first reporting period after issuance. Accordingly, we adopted these provisions effective October 1, 2009, and they did not materially affect our financial position or results of operations.

Variable Interest Entities

In June 2009, the FASB amended certain requirements related to variable interest entities (VIEs), including the requirements for determining whether an entity is a VIE or the primary beneficiary of a VIE. In addition, the amended requirements include additional disclosures about an entity’s involvement with a VIE. These amended requirements become effective as of the beginning of a company’s first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Accordingly, we will be required to comply with the amended requirements on January 1, 2010 and do not expect them to materially affect our financial position or results of operations.

4. ACQUISITIONS AND DISPOSITIONS

CITGO Asphalt Refining Company Asphalt Operations and Assets

On March 20, 2008, we acquired CITGO Asphalt Refining Company’s asphalt operations and assets (the East Coast Asphalt Operations) for approximately $840.4 million. The East Coast Asphalt Operations include a 74,000 barrels-per-day (BPD) asphalt refinery in Paulsboro, New Jersey, a 30,000 BPD asphalt refinery in Savannah, Georgia and three asphalt terminals in Paulsboro, New Jersey, Savannah, Georgia and Wilmington, North Carolina.

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

The acquisition of the East Coast Asphalt Operations complemented our existing asphalt marketing operations by giving us exposure to the largest asphalt market in the United States, diversifying our customer base and expanding our geographic presence.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquisition of the East Coast Asphalt Operations was accounted for using the purchase method. The purchase price was allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition. The purchase price and final purchase price allocation were as follows (in thousands):

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The changes in the allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
	2009	2008
	(Thousands of Dollars)

Balance as of beginning of year	$1,174	$365
Increase in allowance	613	973
Accounts charged against the allowance, net of recoveries	(453)	(119)
Foreign currency translation	17	(45)

Balance as of end of year	$1,351	$1,174

6. INVENTORIES

Inventories consisted of the following:

	December 31,
	2009	2008
	(Thousands of Dollars)

Crude oil	$74,250	$14,912
Finished products	302,980	205,662

Total	$377,230	$220,574

We purchase crude oil for the production of asphalt and other refined products. Our “Finished products” consist of asphalt, intermediates, gasoline, distillates and other petroleum products. We purchase gasoline, distillates and other petroleum products for resale.

7. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	December 31,
	2009	2008
	(Thousands of Dollars)

Margin deposits	$38,650	$-
Prepaid expenses	16,845	13,882
Product advances	13,045	-
Supplies	10,617	9,402
Product imbalances	2,096	11,502
Derivatives, net	-	3,610
Other	2,433	3,925

Other current assets	$83,686	$42,321

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following:

	Estimated Useful Lives	December 31,
		2009	2008
	(Years)	(Thousands of Dollars)

Land	-	$118,040	$114,323
Land and leasehold improvements	10 - 35	98,272	91,843
Buildings	15 - 40	56,992	46,663
Pipelines, storage and terminals	20 - 35	2,843,163	2,688,198
Refining equipment	20 - 35	424,220	412,549
Rights-of-way	20 - 40	101,587	102,336
Construction in progress	-	79,630	51,661

Total		3,721,904	3,507,573
Less accumulated depreciation and amortization		(693,708)	(565,749)

Property, plant and equipment, net		$3,028,196	$2,941,824

Capitalized interest costs included in property, plant and equipment totaled $1.7 million, $5.1 million and $6.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Depreciation and amortization expense for property, plant and equipment totaled $136.1 million, $125.3 million and $102.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

9. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2009		December 31, 2008
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(Thousands of Dollars)
Intangible assets subject to amortization:
Customer relationships	$70,410	$(28,529)	$70,410	$(21,476)
Non-compete agreements	1,515	(1,515)	1,515	(1,464)
Terminalling agreement	1,000	(1,000)	1,000	(667)
Other	2,809	(563)	2,809	(423)

Total	$75,734	$(31,607)	$75,734	$(24,030)

All of our intangible assets are subject to amortization. Amortization expense for intangible assets was $7.6 million for each of the years ended December 31, 2009 and 2008 and $7.2 million for the year ended December 31, 2007. The estimated aggregate amortization expense for the next five years is as follows:

Amortization Expense
(Thousands of Dollars)
2010	$ 7,193
2011	7,193
2012	7,103
2013	7,103
2014	7,103

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2009	2008
	(Thousands of Dollars)

Derivative liabilities	$30,788	-
Employee wages and benefit costs	15,959	16,921
Unearned income	4,714	2,322
Environmental costs	2,798	3,994
Product imbalances	676	2,193
Deferred insurance proceeds	-	2,674
Other	9,716	9,350

Accrued liabilities	$64,651	$37,454

11. DEBT

Long-term debt consisted of the following:

	December 31,
	2009	2008
		(Thousands of Dollars)

$1.2 billion revolving credit agreement	$525,126	$555,294
7.65% senior notes due 2018, net of unamortized discount of ($610) in 2009 and ($661) in 2008	349,390	349,339
6.05% senior notes due 2013, net of unamortized discount of ($209) in 2009 and ($273) in 2008 and a fair value adjustment of $5,885 in 2009 and $10,433 in 2008	235,608	240,092
6.875% senior notes due 2012, net of unamortized discount of ($80) in 2009 and ($111) in 2008 and a fair value adjustment of $2,738 in 2009 and $4,851 in 2008	102,658	104,740
7.75% senior notes due 2012, including a fair value adjustment of $16,148 in 2009 and $22,522 in 2008	266,148	272,522
5.875% senior notes due 2013, including a fair value adjustment of $7,178 in 2009 and $8,982 in 2008	257,178	258,982
UK term loan	33,917	30,748
Gulf Opportunity Zone revenue bonds	56,200	56,200
Port Authority of Corpus Christi note payable	3,538	4,811

Total debt	1,829,763	1,872,728
Less current portion	(770)	(713)

Long-term debt, less current portion	$1,828,993	$1,872,015

The long-term debt repayments are due as follows (in thousands):

2010	$770
2011	832
2012	909,942
2013	480,902
2014	67
Thereafter	406,200

Total repayments	1,798,713
Net fair value adjustment and unamortized discount	31,050

Total debt	$1,829,763

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest payments totaled $95.3 million, $103.9 million and $89.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NuStar Logistics’ 7.65%, 6.05% and 6.875% Senior Notes

The $350.0 million of 7.65% senior notes mature in 2018, with interest payable semi-annually in arrears on April 15 and October 15 of each year. The interest rate payable on the notes is subject to adjustment if our debt rating is downgraded (or subsequently upgraded) by certain credit rating agencies.

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

2007 Revolving Credit Agreement

NuStar Logistics is party to a $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement), which includes the ability to borrow up to the equivalent of $250 million in Euros. Obligations under the 2007 Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. NuPOP will be released from its guarantee of the 2007 Revolving Credit Agreement when it no longer guarantees NuStar Logistics’ public debt instruments.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The 2007 Revolving Credit Agreement bears interest, at our option, based on either an alternative base rate or a LIBOR based rate, which was 1.0% as of December 31, 2009. The weighted-average interest rate related to borrowings under the 2007 Revolving Credit Agreement during the year ended December 31, 2009 was 1.0%.

The lenders under the 2007 Revolving Credit Agreement include Lehman Brothers Bank, FSB (LB Bank), a subsidiary of Lehman Brothers Holdings Inc. (Lehman), which filed for bankruptcy protection in October 2008. LB Bank’s participation in the 2007 Revolving Credit Agreement totaled $42.5 million, of which $5.0 million remained outstanding as of December 31, 2009. As a result of Lehman’s bankruptcy filing in October 2008, LB Bank has elected not to fund its pro rata share of any future borrowings we request, which reduced the total commitment under the 2007 Revolving Credit Agreement to approximately $1.2 billion. Excluding LB Bank’s participation, we had $624.6 million available for borrowing under the 2007 Revolving Credit Agreement as of December 31, 2009. If other lenders under the 2007 Revolving Credit Agreement file for bankruptcy or experience severe financial hardship due to disruptions and steep declines in the global financial markets and tightening credit supply, they may not honor their pro rata share of our borrowing requests.

The 2007 Revolving Credit Agreement includes restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exist or would result from the distribution. The 2007 Revolving Credit Agreement also requires us to maintain, as of the end of each rolling period, consisting of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2007 Revolving Credit Agreement) not to exceed 5.00-to-1.00; provided, that if at any time NuStar Energy or any of its restricted subsidiaries consummates an acquisition for an aggregate net consideration of at least $100 million, then for two rolling periods, the last day of which immediately follows the day on which such acquisition is consummated, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00. This consolidated debt coverage ratio may restrict the amount we can borrow without exceeding the maximum allowed limit to an amount less than the total amount available for borrowing. As of December 31, 2009, the consolidated debt coverage ratio was 4.1x.

UK Term Loan

NuPOP’s UK subsidiary, NuStar Terminals Limited, is the party to the £21 million amended and restated term loan agreement (the UK Term Loan), which bears interest at 6.65% annually and matures on December 11, 2012. Management believes that we are in compliance with all ratios and covenants of the UK Term Loan as of December 31, 2009, which are substantially the same as the 2007 Revolving Credit Agreement.

Our other long-term debt obligations do not contain any financial covenants. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments.

Gulf Opportunity Zone Revenue Bonds

On June 26, 2008, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued $56.2 million of Revenue Bonds (NuStar Logistics, L.P. Project) Series 2008 associated with our St. James terminal expansion. The bonds mature on June 1, 2038. The interest rate is based on a weekly tax-exempt bond market interest rate and is paid monthly. The average interest rate was 0.5% for the year ended December 31, 2009. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansion. As of December 31, 2009, we have received $55.5 million from the trustee, of which $3.2 million was received during the year ended December 31, 2009. As of December 31, 2009, the remaining $0.7 milion in trust are included in “Other long-term assets, net,” and the $56.2 million obligation is included in “Long-term debt, less current portion” in our consolidated balance sheets.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

which the crude oil storage facility was constructed is leased from the Port Authority of Corpus Christi. The wharfage and dockage fees paid to the Port Authority of Corpus Christi in connection with the use of the crude oil storage facility have exceeded certain limits per the terms of the note, which have accelerated the repayment of the unpaid principal balance.

Line of Credit

As of December 31, 2009, we had one short-term line of credit with an uncommitted borrowing capacity of up to $20.0 million. The interest rate and maturity vary and are determined at the time of the borrowing. The interest rate fluctuates with the Federal Funds rate.

We borrowed and repaid $448.8 million during the year ended December 31, 2009 under this line of credit based on liquidity needs. Outstanding borrowings on this line of credit totaled $20.0 million as of December 31, 2009 at an interest rate of 2.4%. The weighted-average interest rate related to outstanding borrowings under this short-term line of credit during the year ended December 31, 2009 was 2.4%.

12. HEALTH, SAFETY AND ENVIRONMENTAL MATTERS

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The balance of and changes in the accruals for environmental matters were as follows:

	Year Ended December 31,
	2009	2008
	(Thousands of Dollars)

Balance as of beginning of year	$10,270	$11,124
Additions to accrual	2,248	4,393
Payments	(3,241)	(4,877)
Foreign currency translation	107	(370)

Balance as of end of year	$9,384	$10,270

Accruals for environmental matters are included in the consolidated balance sheets as follows:

	December 31,
	2009	2008
	(Thousands of Dollars)

Accrued liabilities	$2,798	$3,994
Other long-term liabilities	6,586	6,276

Accruals for environmental matters	$9,384	$10,270

13. COMMITMENTS AND CONTINGENCIES

Contingencies

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of December 31, 2009, we have accrued $0.5 million related to settled matters and $74.4 million for contingent losses. The amount that will ultimately be paid related to these matters may differ from the recorded accruals, and the timing of such payments is uncertain.

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to us indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DOJ has not filed a lawsuit against us related to this matter, and we have not made any payments toward costs incurred by the DOJ. We are currently in settlement discussions with other potentially responsible parties and the DOJ and a change in our estimate of this liability may occur in the near term. However, any settlement agreement that is reached must be approved by multiple parties and requires the approval of the bankruptcy court and the federal district court. We cannot currently estimate when or if a settlement will be finalized.

Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. Eres seeks to compel the Defendants to arbitrate a breach of contract claim in which Eres values its damages at approximately $78.1 million. CITGO/CARCO also contend that the NuStar Entities assumed the Eres contract and they have demanded that the NuStar Entities defend and indemnify them against Eres’ claims. Eres’ motion to compel arbitration and CITGO/CARCO’s indemnity claims are currently pending in the U.S. District Court for the Southern District of Texas. We intend to vigorously defend against these claims.

Department of Justice Matter. In February 2008, the DOJ advised us that the EPA has requested that the DOJ initiate a lawsuit against NuPOP for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of our pipeline terminals located in Region VII, by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure Plans (SPCC) Plans at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. We are currently in settlement negotiations with the DOJ to resolve these matters.

Other. We are also a party to additional claims and legal proceedings arising in the ordinary course of business. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity. It is possible that if one or more of the matters described above were decided against us, the effects could be material to our results of operations in the period in which we would be required to record or adjust the related liability and could also be material to our cash flows in the periods we would be required to pay such liability.

Commitments

Future minimum rental payments applicable to all noncancellable operating leases and purchase obligations as of December 31, 2009 are as follows:

	Payments Due by Period
	2010	2011	2012	2013	2014	There- after	Total
	(Thousands of Dollars)
Operating leases	$51,734	$60,808	$44,415	$41,453	$37,760	$187,638	$423,808
Purchase obligations:
Crude oil	1,943,668	1,943,668	1,943,668	1,943,668	1,943,670	485,917	10,204,259
Other purchase obligations	23,561	18,329	2,197	1,036	744	-	45,867

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rental expense for all operating leases totaled $64.8 million, $45.2 million and $21.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our operating leases consist primarily of the following:

•	a ten-year lease for tugs and barges utilized at our St. Eustatius facility for bunker fuel sales, with two five-year renewal options;

•	a five-year lease for tugs utilized at our Point Tupper facility for bunker fuel sales, with a two-year renewal option;

•	a five-year lease related to our asphalt and fuels marketing segment for tugs and barges utilized on the east coast;

•	leases related to our asphalt and fuels marketing segment for storage capacity at third-party terminals with lease terms generally ranging from two to five years; and

•	land leases at various terminal facilities.

Our crude oil purchase obligations result from a crude supply agreement (CSA) we entered into simultaneously with the acquisition of the East Coast Asphalt Operations. Under the CSA, we committed to purchase an annual average of 75,000 barrels per day of crude oil over a minimum seven-year period from an affiliate of Petróleos de Venezuela S. A. (PDVSA), the national oil company of Venezuela. The value of this commitment fluctuates according to a market-based pricing formula using published market indices, subject to adjustment based on the price of Mexican Maya crude. We estimated the value of the crude oil purchase obligation based on market prices as of December 31, 2009.

14. FAIR VALUE MEASUREMENTS

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

The following assets and liabilities are measured at fair value:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)

Other current assets:
Product imbalances	$2,096	$-	$-	$2,096
Other long-term assets, net:
Interest rate swaps	-	8,623	-	8,623
Accrued liabilities:
Derivatives	(30,788)	-	-	(30,788)
Product imbalances	(676)	-	-	(676)

Total	$(29,368)	$8,623	$-	$(20,745)

	December 31, 2008
	Level 1	Level 2	Level 3	Total
		(Thousands of Dollars)

Other current assets:
Derivatives	$8,502	$-	$-	$8,502
Product imbalances	-	11,502	-	11,502
Other long-term assets, net:
Interest rate swaps	-	15,284	-	15,284
Accrued liabilities:
Product imbalances	-	(2,193)	-	(2,193)

Total	$8,502	$24,593	$-	$33,095

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives

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

Product Imbalances

As of December 31, 2008, we valued assets and liabilities related to product imbalances by petroleum product at adjusted market prices. Effective January 1, 2009, we began using quoted market prices as of the reporting date to value our assets and liabilities related to product imbalances.

Fair Value of Financial Instruments

In April 2009, the FASB revised its existing disclosure requirements for the fair value of financial instruments to include the disclosure of the fair value of all financial instruments, whether or not recognized at fair value in the balance sheet, along with the related carrying value and methods and significant assumptions used to estimate the fair value.

We do not record our outstanding debt at fair value in our consolidated balance sheet. The estimated fair value and carrying amount of our fixed-rate debt was as follows:

	December 31,
	2009	2008
	(Thousands of Dollars)

Fair value	$1,306,301	$1,157,470
Carrying amount	$1,248,437	$1,261,234

As of December 31, 2009, the fair value and carrying value of our variable rate debt was $551.1 million and $601.3 million, respectively. We estimated the fair values of our debt using a discounted cash flow analysis using current incremental borrowing rates for similar types of borrowing arrangements.

15. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES

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

Interest Rate Risk

We are a party to interest rate swap agreements to manage our exposure to changes in interest rates. The interest rate swap agreements have aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, we will receive a fixed rate (6.875% and 6.05% for the $60.0 million and $107.5 million of interest rate swap agreements, respectively) and will pay a variable rate based on LIBOR plus a percentage that varies with each agreement. As of December 31, 2009 and 2008, the weighted-average interest rates that we paid under our interest rate swaps were 2.3% and 3.0%, respectively.

Commodity Price Risk

We are exposed to commodity price risk with respect to our product inventories and related firm commitments to purchase and/or sell such inventories. We utilize futures contracts and swaps traded on the NYMEX to manage our exposure to changes in commodity prices, with the objective of stabilizing cash flows.

The following table presents the volume of our fair value and cash flow derivative positions. The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short positions on an absolute basis.

December 31, 2009
(Thousands of barrels)

Commodity contracts – Fair Value Hedges	11,619
Commodity contracts – Cash Flow Hedges	230

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		December 31,		December 31,
		2009	2008	2009	2008
			(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other long-term assets, net	$8,623	$15,284	$-	$-
Commodity contracts	Other current assets	-	7,005	-	(6,911)
Commodity contracts	Accrued liabilities	3,797	-	(14,279)	-

Total		12,420	22,289	(14,279)	(6,911)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	-	8,408	-	-
Commodity contracts	Accrued liabilities	9,766	-	(30,072)	-

Total		9,766	8,408	(30,072)	-

Total Derivatives		$22,186	$30,697	$(44,351)	$(6,911)

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

No component of the associated derivative instruments’ gains or losses was excluded from our assessment of hedge ineffectiveness. The earnings impact of our derivative activity was as follows for the year ended December 31, 2009:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)

Interest rate swaps	Interest expense, net	$(6,661)	$6,661	$-
Commodity contracts	Cost of product sales	(22,939)	35,512	12,573

Total		$(29,600)	$42,173	$12,573

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Income Statement Location (a)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Thousands of Dollars)		(Thousands of Dollars)

Commodity contracts	$ (240)	Cost of product sales	$ -	$ -

(a)	Amounts are included in specified location for both the gain (loss) reclassified from accumulated OCI into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion).

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)

Commodity contracts	Cost of product sales	$(13,594)
Commodity contracts	Operating expenses	(3,589)

Total		$(17,183)

Concentration of Credit Risk

We are exposed to credit risk on our hedging instruments in the event of nonperformance by counterparties. However, because our hedging activities are transacted only with highly rated institutions, we do not anticipate nonperformance by any of these counterparties.

16. RELATED PARTY TRANSACTIONS

Our operations are managed by the general partner of our general partner, NuStar GP, LLC. The employees of NuStar GP, LLC perform services for our U.S. operations. Certain of our wholly owned subsidiaries employ persons who perform services for our international operations. We reimburse NuStar GP, LLC for all costs related to its employees, other than costs associated with NuStar GP Holdings under the services agreement described below. We had a payable of $10.6 million and $3.4 million as of December 31, 2009 and 2008, respectively, with both amounts representing payroll,

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

employee-related benefit plan expenses and unit-based compensation. We also had a long-term payable as of December 31, 2009 and 2008 of $7.7 million and $6.6 million, respectively, to NuStar GP, LLC related to amounts payable for retiree medical benefits and other post-employment benefits.

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)

Operating expenses	$ 124,827	$ 115,291	$ 93,211
General and administrative expenses	58,878	44,988	37,702

Agreements with NuStar GP Holdings

GP Services Agreement. On April 24, 2008, the boards of directors of NuStar GP, LLC and NuStar GP Holdings approved (i) the termination of the administration agreement, dated July 16, 2006, between NuStar GP Holdings and NuStar GP, LLC (the Administration Agreement) and (ii) the adoption of a services agreement between NuStar GP, LLC and NuStar Energy (the GP Services Agreement). All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC.

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

Effective as of January 1, 2008, NuStar Energy and NuStar GP, LLC entered into the GP Services Agreement. The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense).

For the 2009 fiscal year and each fiscal year thereafter, the Holdco Administrative Services Expense totals $1.1 million (as adjusted), plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense, subject to certain other adjustments. For 2008, the Holdco Administrative Services Expense totaled $0.8 million, plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts allocated to NuStar GP Holdings related to the Administration Agreement and the GP Services Agreement were $1.4 million, $0.9 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Non-Compete Agreement. On July 19, 2006, we entered into a non-compete agreement with NuStar GP Holdings, Riverwalk Logistics, L.P. and NuStar GP, LLC (the Non-Compete Agreement). The Non-Compete Agreement became effective on December 22, 2006 when NuStar GP Holdings ceased to be subject to the Amended and Restated Omnibus Agreement, dated March 31, 2006. Under the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of assets that relate to the transportation, storage or terminalling of crude oil, feedstocks or refined petroleum products (including petrochemicals) in the United States and internationally. NuStar GP Holdings will have a right of first refusal with respect to the potential acquisition of general partner and other equity interests in publicly traded partnerships under common ownership with the general partner interest. With respect to any other business opportunities, neither the Partnership nor NuStar GP Holdings are prohibited from engaging in any business, even if the Partnership and NuStar GP Holdings would have a conflict of interest with respect to such other business opportunity.

17. EMPLOYEE BENEFIT PLANS AND LONG-TERM INCENTIVE PLANS

Employee Benefit Plans

We rely on employees of NuStar GP, LLC to provide the necessary services to conduct our U.S. operations. NuStar GP, LLC sponsors various employee benefit plans.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The NuStar Pension Plan (the Pension Plan) is a qualified non-contributory defined benefit pension plan that became effective July 1, 2006. The Pension Plan covers substantially all of NuStar GP, LLC’s employees and generally provides eligible employees with retirement income calculated under a defined benefit formula based on years of service and compensation during their period of service. Employees become fully vested in their Pension Plan benefits upon attaining five years of vesting service.

NuStar GP, LLC also maintains an excess pension plan (the Excess Pension Plan) and a supplemental executive retirement plan (the SERP). The Excess Pension Plan and the SERP are nonqualified deferred compensation plans that provide benefits to a select group of management or other highly compensated employees of NuStar GP, LLC. Benefits under the Excess Pension Plan and the SERP are generally payable in a single lump sum payment upon the employee’s separation from service.

The NuStar Thrift Plan (the Thrift Plan) is a qualified employee profit-sharing plan that became effective June 26, 2006. Participation in the Thrift Plan is voluntary and is open to substantially all NuStar GP, LLC employees upon their date of hire, except for part-time employees (as defined in the Thrift Plan), who become eligible upon completing one year of service (as defined in the Thrift Plan). Thrift Plan participants can contribute from 1% up to 30% of their total annual compensation to the Thrift Plan in the form of pre-tax and/or after tax employee contributions. NuStar GP, LLC makes matching contributions in an amount equal to 100% of each participant’s employee contributions up to a maximum of 6% of the participant’s total annual compensation.

NuStar GP, LLC also maintains an excess thrift plan (the Excess Thrift Plan) that became effective July 1, 2006. The Excess Thrift Plan is a nonqualified deferred compensation plan that provides benefits to those employees of NuStar GP, LLC whose compensation and/or annual contributions under the Thrift Plan are subject to the limitations applicable to qualified retirement plans under the Internal Revenue Code of 1986, as amended. Benefits under the Excess Thrift Plan are generally payable in a single lump sum payment upon the employee’s separation from service.

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

Long-Term Incentive Plans

NuStar GP, LLC also sponsors the following:

•

The Second Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), under which NuStar GP, LLC may award up to 1,500,000 NuStar Energy common units. Awards under the 2000 LTIP can include unit options, restricted units, performance awards, distribution equivalent rights (DER) and contractual rights to receive common units. As of December 31, 2009, a total of 294,394 common units remained available to be awarded under the 2000 LTIP.

•

The 2003 Employee Unit Incentive Plan (the UIP) under which NuStar GP, LLC may award up to 500,000 NuStar Energy common units to employees of NuStar GP, LLC or its affiliates, excluding officers and directors of NuStar GP, LLC and its affiliates. Awards under the UIP can include unit options, restricted units and DER. As of December 31, 2009, a total of 254,812 common units remained available to be awarded under the UIP.

•

The 2002 Unit Option Plan (the UOP) under which NuStar GP, LLC may award up to 200,000 NuStar Energy unit options to officers and directors of NuStar GP, LLC or its affiliates, of which substantially all of the unit options have been awarded as of December 31, 2009.

•

The 2006 Long-Term Incentive Plan (the 2006 LTIP) under which NuStar GP Holdings may award up to 2,000,000 units to employees, consultants and directors of NuStar GP Holdings and its affiliates, including us. Awards under the 2006 LTIP can include unit options, performance units, restricted units, phantom units, unit grants and unit appreciation rights of NuStar GP Holdings, LLC. As of December 31, 2009, a total of 1,595,689 NuStar GP Holdings units remained available to be awarded under the 2006 LTIP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The number of awards granted under the above-described plans were as follows:

	Year Ended December 31,
	2009		2008		2007
	Granted	Vesting	Granted	Vesting	Granted	Vesting
2000 LTIP:
Performance awards	23,233	(a)	14,470	(a)	10,840	(a)
Unit options	-	-	10,670	1/5 per year	204,675	1/5 per year
Restricted units	194,973	1/5 per year	236,868	1/5 per year	117,575	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP, LLC)	5,076	1/3 per year	5,625	1/3 per year	3,510	1/3 per year
UIP:
Unit options	-	-	795	1/5 per year	-	-
Restricted units	10,692	1/5 per year	16,321	1/5 per year	12,730	1/5 per year
2006 LTIP:
Restricted units	24,290	1/5 per year	30,300	1/5 per year	-	-
Unit options	-	-	-	-	324,100	(c)
Restricted units (grants to non-employee directors of NuStar GP Holdings) (b)	8,627	1/3 per year	10,308	1/3 per year	5,489	1/3 per year

(a)	Performance awards vest 1/3 per year if certain performance measures are met.
(b)	We do not reimburse NuStar GP, LLC for compensation expense relating to these awards.
(c)	Unit options granted under the 2006 LTIP vest in annual one-third increments beginning on the third anniversary of the grant date.

Our share of compensation expense related to the various long-term incentive plans and benefit plans described above is as follows:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)

Long-term incentive plans	$15,060	$5,254	$3,833
Benefit plans	9,359	8,196	8,704

18. OTHER INCOME

Other income consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)

Gain from sale or disposition of assets	$21,320	$26,456	$7,869
Gain from insurance proceeds	9,382	3,504	12,492
2007 Services Agreement termination fee	-	-	13,000
Legal settlements	-	-	5,758
Foreign exchange gains (losses)	(5,118)	5,888	(6,261)
Other	6,275	1,891	5,972

Other income, net	$31,859	$37,739	$38,830

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the year ended December 31, 2009, the sale or disposal of fixed assets includes a gain of $21.4 million related to the June 15, 2009 sale of the Ardmore-Wynnewood pipeline in Oklahoma and the Trans-Texas pipeline. For the year ended December 31, 2008, the sale or disposal of fixed assets includes a gain of $18.9 million related to the sale of interest in Skelly-Belvieu.

For the year ended December 31, 2009, the gain from insurance proceeds results from insurance claims related to damage caused by Hurricane Ike primarily at our Texas City terminal in the third quarter of 2008. For the years ended December 31, 2008 and 2007, the gain from insurance proceeds relates to business interruption insurance proceeds associated with lost earnings in 2007 at our pipelines and terminals that serve Valero Energy’s McKee refinery, which experienced a fire in February 2007.

Valero Energy provided certain services to us under the terms of a services agreement dated December 22, 2006 (the 2007 Services Agreement). On April 16, 2007, Valero Energy exercised its option to terminate the 2007 Services Agreement. In accordance with the terms of the 2007 Services Agreement, Valero Energy paid us a termination fee of $13.0 million at that time.

19. PARTNERS’ EQUITY

Issuance of Common Units

In November 2009, we issued 5,750,000 common units representing limited partner interests at a price of $52.45 per unit. We received net proceeds of $288.8 million and a contribution of $6.2 million from our general partner to maintain its 2% general partner interest. The net proceeds were used mainly to reduce the outstanding principal balance under our 2007 Revolving Credit Agreement.

In April 2008, we issued 5,050,800 common units representing limited partner interests at a price of $48.75 per unit. We received net proceeds of $236.2 million and a contribution of $5.0 million from our general partner to maintain its 2% general partner interest. The proceeds were used to repay the $124.0 million balance under a term loan agreement and a portion of the outstanding principal balance under our 2007 Revolving Credit Agreement.

In November 2007, we issued 2,600,000 common units representing limited partner interests at a price of $57.20 per unit. We received net proceeds of $143.1 million and a contribution of $3.0 million from our general partner to maintain its 2% general partner interest. The proceeds were used to repay a portion of the outstanding principal balance under our revolving credit agreement.

Comprehensive Income (Loss)

Changes in the amounts included in “Accumulated other comprehensive income (loss)” were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance as of January 1, 2008	$26,887	$-	$26,887
Foreign currency translation	(41,153)	-	(41,153)

Balance as of December 31, 2008	$(14,266)	$-	$(14,266)

Foreign currency translation	22,316	-	22,316
Unrealized loss on cash flow hedges	-	(240)	(240)

Balance as of December 31, 2009	$8,050	$(240)	$7,810

There was no tax effect from foreign currency translation or the unrealized loss on certain derivative instruments as these transactions related to non-taxable entities.

Allocations of Net Income

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that our unitholders and general partner will receive. The partnership agreement also contains provisions for the allocation of net income and loss to our unitholders and the general partner. For purposes of maintaining partner

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interests. Normal allocations according to percentage interests are done after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to the general partner.

The following table details the calculation of net income applicable to the general partner:

		Year Ended December 31,
	2009	2008	2007
		(Thousands of Dollars)

Net income applicable to general partner and limited partners’ interest	$224,875	$254,018	$150,298
Less general partner incentive distribution (a)	28,712	24,764	18,426

Net income after general partner incentive distribution	196,163	229,254	131,872
General partner interest	2%	2%	2%

General partner allocation of net income after general partner incentive distribution	3,924	4,586	2,637
General partner incentive distribution	28,712	24,764	18,426

Net income applicable to general partner	$32,636	$29,350	$21,063

(a)	For the first quarter of 2008, our net income allocation to general and limited partners reflected a total cash distribution based on the partnership interests outstanding as of March 31, 2008. We issued approximately 5.1 million common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. Therefore, the general partner’s portion of the actual distribution made with respect to the first quarter 2008, including the IDR, which is shown in the distribution table below, exceeded the net income allocation to the general partner.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net Income per Unit

In 2008, the FASB provided additional guidance regarding the application of the two-class method to calculate earnings per unit for master limited partnerships, which was effective January 1, 2009. The following table details the calculation of earnings per unit:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars, Except Per Unit Data)

Net income	$224,875	$254,018	$150,298
Less general partner distribution (including IDR) (a)	34,142	29,711	22,518
Less limited partner distribution	237,308	217,494	182,076

Distributions (greater than) less than earnings	$(46,575)	$6,813	$(54,296)

General partner earnings:
Distributions	$34,142	$29,711	$22,518
Allocation of distributions (greater than) less than earnings (2%)	(932)	136	(1,086)

Total	$33,210	$29,847	$21,432

Limited partner earnings:
Distributions	$237,308	$217,494	$182,076
Allocation of distributions (greater than) less than earnings (98%)	(45,643)	6,677	(53,210)

Total	$191,665	$224,171	$128,866

Weighted average limited partner units outstanding	55,232,467	53,182,741	47,158,790

Net income per unit applicable to limited partners:
Distributions	$4.30	$4.09	$3.86
Distributions (greater than) less than earnings	(0.83)	0.13	(1.13)

Total	$3.47	$4.22	$2.73

(a)	For the first quarter of 2008, the general partner distribution used in our calculation of earnings per unit was based on the partnership interests outstanding as of March 31, 2008. We issued approximately 5.1 million common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. Therefore, the general partner’s portion of the actual distribution made with respect to the first quarter 2008, including the IDR, which is shown in the distribution table below, exceeded the general partner distribution used in the calculation of earnings per unit.

Cash Distributions

We make quarterly distributions of 100% of our available cash, generally defined as cash receipts less cash disbursements and cash reserves established by the general partner, in its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end. The limited partner unitholders are entitled to receive a minimum quarterly distribution of $0.60 per unit each quarter ($2.40 annualized). Our cash is first distributed 98% to the limited partners and 2% to the general partner until the amount distributed to our unitholders is equal to the minimum quarterly distribution and arrearages in the payment of the minimum quarterly distribution for any prior quarter. Cash in excess of the minimum quarterly distributions is distributed to our unitholders and our general partner based on the percentages shown below.

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

The following table reflects the allocation of total cash distributions to our general and limited partners applicable to the period in which the distributions are earned:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars, Except Per Unit Data)

General partner interest	$5,430	$5,058	$4,092
General partner incentive distribution	28,712	25,294	18,426

Total general partner distribution	34,142	30,352	22,518
Limited partners’ distribution	237,308	222,470	182,076

Total cash distributions	$271,450	$252,822	$204,594

Cash distributions per unit applicable to limited partners	$4.245	$4.085	$3.835

In January 2010, we declared a quarterly cash distribution of $1.065 that was paid on February 12, 2010 to unitholders of record on February 5, 2010. This distribution related to the fourth quarter of 2009 and totaled $73.4 million, of which $9.3 million represented our general partner’s share of such distribution. Our general partner’s distribution included a $7.8 million incentive distribution.

20. CONSOLIDATED STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(31,505)	$(52,372)	$(22,079)
Receivable from related party	-	786	(786)
Inventories	(156,234)	193,992	(71,457)
Other current assets	(39,400)	6,920	(8,603)
Increase (decrease) in current liabilities:
Payable to related party	7,051	3,760	(2,315)
Accounts payable	59,284	(16,419)	72,918
Accrued interest payable	(969)	4,781	182
Accrued liabilities	17,492	(13,237)	9,546
Taxes other than income tax	209	4,730	2
Income tax payable	(8,208)	76	1,266

Changes in current assets and current liabilities	$(152,280)	$133,017	$(21,326)

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

Non-cash financing activities for the year ended December 31, 2009 included a decrease in the fair value of our interest rate swaps.

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

•	the recognition of a note payable and related other current asset pertaining to insurance; and

•	adjustments to the fair value of our interest rate swap agreements.

Cash flows related to interest and income taxes were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)

Cash paid for interest, net of amount capitalized	$93,632	$98,810	$83,450
Cash paid for income taxes, net of tax refunds received	$20,150	$12,231	$9,081

21. INCOME TAXES

Components of income tax expense related to certain of our operations conducted through separate taxable wholly owned corporate subsidiaries were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)
Current:
U.S.	$2,424	$1,059	$2,373
Foreign	10,144	9,910	8,799

Total current	12,568	10,969	11,172

Deferred:
U.S.	(1,466)	(1,280)	827
Foreign	(571)	1,317	(551)

Total deferred	(2,037)	37	276

Total income tax expense	$10,531	$11,006	$11,448

The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax due to our status as a limited partnership.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2009	2008
	(Thousands of Dollars)

U.S.:
Net operating losses	$20,788	$23,283
Environmental and legal reserves	14,234	14,252
Other	1,525	902
Valuation allowance	(9,457)	(13,366)

Deferred tax assets – U. S.	27,090	25,071

Property, plant and equipment	(13,197)	(12,644)

Net deferred income tax asset – U.S.	$13,893	$12,427

Foreign:
Net operating losses	$3,253	$-
Other	687	1,022
Capital loss	2,166	1,569
Valuation allowance	-	(1,312)

Deferred tax assets – foreign	6,106	1,279

Property, plant and equipment	(33,015)	(28,649)

Net deferred income tax liability – foreign	$(26,909)	$(27,370)

Our U.S. corporate operations have net operating loss carryforwards for tax purposes totaling approximately $59.4 million, which are subject to various limitations on use and expire in years 2010 through 2029.

As of December 31, 2009 and 2008, we recorded a valuation allowance to reduce our net U.S. deferred income tax asset to an amount that is more-likely-than-not to be realized. We estimate the amount of valuation allowance based upon our expectations of taxable income in the various jurisdictions in which we operate and the period over which we can utilize those future deductions. The valuation allowance reflects uncertainties related to our ability to utilize certain federal net operating loss carryforwards before they expire. In 2009, we reduced the valuation allowance for both the U.S. net operating loss and the foreign capital loss assets by $5.2 million due to changes in our estimates of the amount of those loss carryforwards that will be realized, based upon future taxable income and potential tax planning strategies.

The realization of net deferred income tax assets recorded as of December 31, 2009 is dependent upon our ability to generate future taxable income in the United States. We believe it is more-likely-than not that the deferred income tax assets, net of the valuation allowance, as of December 31, 2009 will be realized, based on expected future taxable income and potential tax planning strategies.

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

On February 22, 2006, we entered into a revised agreement (the 2005 Tax and Maritime Agreement) with the governments of St. Eustatius and the Netherlands Antilles. The 2005 Tax and Maritime Agreement is effective beginning January 1, 2005 and expires on December 31, 2014. Under the terms of the 2005 Tax and Maritime Agreement, we

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

agreed to make a one-time payment of 5.0 million Netherlands Antilles guilders (approximately $2.8 million) in full and final settlement of all of our liabilities, taxes, fees, levies, charges, or otherwise (including settlement of audits) due or potentially due to St. Eustatius. We further agreed to pay an annual minimum profit tax to St. Eustatius of 1.0 million Netherlands Antilles guilders (approximately $0.6 million), beginning as of January 1, 2005. We agreed to pay the minimum annual profit tax in twelve equal monthly installments. To the extent the minimum annual profit tax exceeds 2% of taxable profit (as defined in the 2005 Tax and Maritime Agreement), we can carry forward that excess to offset future tax liabilities. If the minimum annual profit tax is less than 2% of taxable profit, we agreed to pay that difference.

22. SEGMENT INFORMATION

Our reportable segments consist of storage, transportation, and asphalt and fuels marketing. Our segments represent strategic business units that offer different services. We evaluate the performance of each segment based on its respective operating income, before general and administrative expenses and certain non-segmental depreciation and amortization expense. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal operations include terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. Intersegment revenues result from storage and throughput agreements at lease rates consistent with rates charged to third parties for storage and at pipeline tariffs based upon the published tariff applicable to all shippers.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Thousands of Dollars)

Revenues:
Storage:
Third party revenues	$444,535	$423,730	$400,058
Intersegment revenues	43,037	30,359	10,569

Total storage	487,572	454,089	410,627
Transportation:
Third party revenues	300,814	316,900	296,565
Intersegment revenues	1,256	878	231

Total transportation	302,070	317,778	296,796
Asphalt and fuels marketing:
Third party revenues	3,110,522	4,088,140	778,391
Intersegment revenues	-	29	-

Total asphalt and fuels marketing	3,110,522	4,088,169	778,391
Consolidation and intersegment eliminations	(44,293)	(31,266)	(10,800)

Total revenues	$3,855,871	$4,828,770	$1,475,014

Depreciation and amortization expense:
Storage	$70,888	$66,706	$62,317
Transportation	50,528	50,749	49,946
Asphalt and fuels marketing	19,463	14,734	423

Total segment depreciation and amortization expense	140,879	132,189	112,686
Other depreciation and amortization expense	4,864	3,520	1,607

Total depreciation and amortization expense	$145,743	$135,709	$114,293

Operating income:
Storage	$171,245	$141,079	$114,635
Transportation	139,869	135,086	126,508
Asphalt and fuels marketing	60,629	112,506	21,111
Consolidation and intersegment eliminations	1,170	1,352	(133)

Total segment operating income	372,913	390,023	262,121
Less general and administrative expenses	94,733	76,430	67,915
Less other depreciation and amortization expense	4,864	3,520	1,607

Total operating income	$273,316	$310,073	$192,599

Revenues by geographic area are shown in the table below.

		Year Ended December 31,
	2009	2008	2007
		(Thousands of Dollars)

United States	$2,971,961	$3,731,685	$655,013
Netherlands Antilles	693,808	926,690	719,084
Canada	106,989	97,762	44,927
Other countries	83,113	72,633	55,990

Consolidated revenues	$3,855,871	$4,828,770	$1,475,014

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the years ended December 31, 2009 and 2008, no single customer accounted for more than 10% of our consolidated revenues. For the year ended December 31, 2007, revenues from Valero Energy accounted for 18% of our consolidated revenues, respectively, and no other single customer accounted for more than 10% of our consolidated revenue. Revenues from Valero Energy by operating segment were as follows:

Year Ended December 31, 2007
(Thousands of Dollars)

Revenues:
Storage	$115,417
Transportation	147,597
Asphalt and fuels marketing	7,426

Total revenues	$270,440

Long-lived assets include property, plant and equipment, intangible assets subject to amortization and certain long-lived assets included in “Other long-term assets, net” in the consolidated balance sheets. Total amounts of long-lived assets by country were as follows:

	December 31,
	2009	2008
		(Thousands of Dollars)

United States	$2,667,559	$2,630,940
Netherlands Antilles	252,030	253,355
Netherlands	126,545	121,977
Canada	93,801	80,956
United Kingdom	83,144	70,335
Mexico	9,133	9,218

Consolidated long-lived assets	$3,232,212	$3,166,781

Total assets by reportable segment were as follows:

	December 31,
	2009	2008
	(Thousands of Dollars)

Storage	$2,234,651	$2,140,010
Transportation	1,286,533	1,327,666
Asphalt and fuels marketing	1,121,448	885,492

Total segment assets	4,642,632	4,353,168
Other partnership assets	132,041	106,429

Total consolidated assets	$4,774,673	$4,459,597

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the carrying amount of goodwill were as follows:

	Storage	Transportation	Asphalt and Fuels Marketing	Total
	(Thousands of Dollars)

Balance as of January 1, 2008	$578,529	$175,367	$31,123	$785,019
East Coast Asphalt Operations acquisition preliminary purchase price allocation	-	-	20,201	20,201
Other	1,110	-	-	1,110

Balance as of December 31, 2008	$579,639	$175,367	$51,324	$806,330

East Coast Asphalt Operations acquisition final purchase price allocation	-	-	1,931	1,931
Sale of assets	-	(519)	-	(519)

Balance as of December 31, 2009	$579,639	$174,848	$53,255	$807,742

Capital expenditures, including acquisitions and investments in other noncurrent assets, by reportable segment were as follows:

	Year Ended December 31,
	2009	2008	2007
		(Thousands of Dollars)

Storage	$137,050	$191,696	$203,177
Transportation	27,551	23,117	25,344
Asphalt and fuels marketing	21,458	787,733	1,755
Other partnership assets	22,708	9,808	21,037

Total capital expenditures	$208,767	$1,012,354	$251,313

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

Condensed Consolidating Balance Sheets

December 31, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated

Assets
Cash and cash equivalents	$53	$1,602	$-	$60,351	$-	$62,006
Receivables, net	-	38,973	6,771	176,778	(10,725)	211,797
Inventories	-	-	-	379,472	(2,242)	377,230
Other current assets	-	10,746	3,820	69,120	-	83,686
Intercompany receivable	-	806,005	713,451	-	(1,519,456)	-

Current assets	53	857,326	724,042	685,721	(1,532,423)	734,719

Property, plant and equipment, net	-	947,895	626,698	1,453,603	-	3,028,196
Intangible assets, net	-	2,247	-	41,880	-	44,127
Goodwill	-	18,094	170,652	618,996	-	807,742
Investment in wholly owned subsidiaries	2,986,970	118,299	873,422	1,907,118	(5,885,809)	-
Investments in joint ventures	-	-	-	68,728	-	68,728
Deferred income tax asset	-	-	-	13,893	-	13,893
Other long-term assets, net	49	21,942	26,392	28,885	-	77,268

Total assets	$2,987,072	$1,965,803	$2,421,206	$4,818,824	$(7,418,232)	$4,774,673

Liabilities and Partners’ Equity
Current portion of long-term debt	$-	$770	$-	$-	$-	$770
Payables	944	18,566	10,654	196,805	(10,725)	216,244
Notes payable	-	20,000	-	-	-	20,000
Accrued interest payable	-	12,996	8,490	43	-	21,529
Accrued liabilities	1,191	14,380	4,652	44,472	(44)	64,651
Taxes other than income tax	125	4,183	2,280	8,946	-	15,534
Income tax payable	-	1,271	-	(1,245)	-	26
Intercompany payable	507,654	-	-	1,011,806	(1,519,460)	-

Current liabilities	509,914	72,166	26,076	1,260,827	(1,530,229)	338,754

Long-term debt, less current portion	-	1,271,750	523,326	33,917	-	1,828,993
Long-term payable to related party	-	1,082	-	6,581	-	7,663
Deferred tax liability	-	-	-	26,909	-	26,909
Other long-term liabilities	-	3,923	883	82,580	-	87,386
Total partners’ equity	2,477,158	616,882	1,870,921	3,408,010	(5,888,003)	2,484,968

Total liabilities and partners’ equity	$2,987,072	$1,965,803	$2,421,206	$4,818,824	$(7,418,232)	$4,774,673

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets

December 31, 2008

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$53	$2	$656	$44,664	$-	$45,375
Receivables, net	8	33,620	8,421	143,141	(6,974)	178,216
Inventories	-	-	347	220,937	(710)	220,574
Other current assets	9	9,472	13,673	19,167	-	42,321
Intercompany receivable	-	337,685	666,052	-	(1,003,737)	-

Current assets	70	380,779	689,149	427,909	(1,011,421)	486,486

Property, plant and equipment, net	-	954,487	629,091	1,358,246	-	2,941,824
Intangible assets, net	-	2,771	-	48,933	-	51,704
Goodwill	-	18,613	170,652	617,065	-	806,330
Investment in wholly owned subsidiaries	2,341,184	82,435	806,706	1,679,065	(4,909,390)	-
Investments in joint ventures	-	-	-	68,813	-	68,813
Deferred income tax asset	-	-	-	12,427	-	12,427
Other long-term assets, net	56	34,557	26,517	30,883	-	92,013

Total assets	$2,341,310	$1,473,642	$2,322,115	$4,243,341	$(5,920,811)	$4,459,597

Liabilities and Partners’ Equity
Current portion of long-term debt	$-	$713	$-	$-	$-	$713
Payables	-	23,900	10,171	122,307	(6,974)	149,404
Notes payable	-	22,120	-	-	-	22,120
Accrued interest payable	-	13,830	8,490	176	-	22,496
Accrued liabilities	1,032	14,998	5,076	16,365	(17)	37,454
Taxes other than income tax	125	3,866	2,687	8,655	-	15,333
Income tax payable	-	976	-	3,528	-	4,504
Intercompany payable	118,890	-	-	884,847	(1,003,737)	-

Current liabilities	120,047	80,403	26,424	1,035,878	(1,010,728)	252,024

Long-term debt, less current portion	-	1,309,763	531,504	30,748	-	1,872,015
Long-term payable to related party	-	-	-	6,645	-	6,645
Deferred income tax liability	-	-	-	27,370	-	27,370
Other long-term liabilities	-	4,992	965	88,589	-	94,546
Total partners’ equity	2,221,263	78,484	1,763,222	3,054,111	(4,910,083)	2,206,997

Total liabilities and partners’ equity	$2,341,310	$1,473,642	$2,322,115	$4,243,341	$(5,920,811)	$4,459,597

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$-	$297,929	$153,268	$3,441,422	$(36,748)	$3,855,871
Costs and expenses	2,006	184,330	112,161	3,319,305	(35,247)	3,582,555

Operating income	(2,006)	113,599	41,107	122,117	(1,501)	273,316

Equity earnings in subsidiaries	226,881	35,864	91,716	155,481	(509,942)	-
Equity earnings from joint ventures	-	-	-	9,615	-	9,615
Interest expense, net	-	(51,715)	(24,168)	(3,501)	-	(79,384)
Other (expense) income, net	-	23,078	(957)	9,738	-	31,859

Income before income tax expense	224,875	120,826	107,698	293,450	(511,443)	235,406
Income tax expense	-	1,332	-	9,199	-	10,531

Net income	$224,875	$119,494	$107,698	$284,251	$(511,443)	$224,875

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non- Guarantor Subsidiaries (a)	Elim- inations	Consolidated
Net cash provided by (used in) operating activities	$263,017	$103,753	$70,433	$32,302	$(288,923)	$180,582

Cash flows from investing activities:
Capital expenditures	-	(49,800)	(23,734)	(135,022)	-	(208,556)
Investment in subsidiaries	(295,178)	-	-	(30)	295,208	-
Proceeds from sale or disposition of assets	-	29,215	108	357	-	29,680
Proceeds from insurance settlement	-	-	-	11,382	-	11,382
Investment in other noncurrent assets	-	-	-	(211)	-	(211)

Net cash used in investing activities	(295,178)	(20,585)	(23,626)	(123,524)	295,208	(167,705)

Cash flows from financing activities:
Debt borrowings	-	1,608,188	-	-	-	1,608,188
Debt repayments	-	(1,641,119)	-	-	-	(1,641,119)
Issuance of common units, net of issuance costs	288,761	-	-	-	-	288,761
General partner contribution	6,155	-	-	-	-	6,155
Partners’ contributions	-	295,178	-	30	(295,208)	-
Distributions to unitholders and general partner	(263,896)	(263,896)	-	(25,027)	288,923	(263,896)
Net intercompany (repayments) borrowings	1,141	(80,506)	(47,483)	126,848	-	-
Other, net	-	(1,982)	20	1,201	-	(761)

Net cash (used in) provided by financing activities	32,161	(84,137)	(47,463)	103,052	(6,285)	(2,672)

Effect of foreign exchange rate changes on cash	-	2,569	-	3,857	-	6,426

Net increase (decrease) in cash and cash equivalents	-	1,600	(656)	15,687	-	16,631
Cash and cash equivalents as of the beginning of year	53	2	656	44,664	-	45,375

Cash and cash equivalents as of the end of year	$53	$1,602	$-	$60,351	$-	$62,006

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2007

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non- Guarantor Subsidiaries (a)	Elim- inations	Consolidated
Net cash provided by (used in) operating activities	$195,640	$139,631	$34,566	$50,188	$(197,353)	$222,672

Cash flows from investing activities:
Capital expenditures	-	(65,653)	(15,689)	(169,909)	-	(251,251)
Proceeds from sale of assets	-	66	15	12,586	-	12,667
Other, net	-	(58)	-	246	-	188

Net cash used in investing activities	-	(65,645)	(15,674)	(157,077)	-	(238,396)

Cash flows from financing activities:
Debt borrowings	-	1,170,302	-	-	-	1,170,302
Debt repayments	-	(1,077,975)	-	-	-	(1,077,975)
Issuance of common units, net of issuance costs	143,083	-	-	-	-	143,083
General partner contribution	3,035	-	-	-	-	3,035
Distributions to unitholders and general partner	(197,333)	(197,333)	-	(20)	197,353	(197,333)
Net intercompany (repayments) borrowings	(144,555)	35,613	(19,762)	128,704	-	-
Other, net	-	(3,144)	-	(908)	-	(4,052)

Net cash provided by (used in) financing activities	(195,770)	(72,537)	(19,762)	127,776	197,353	37,060

Effect of foreign exchange rate changes on cash	-	(1,510)	-	1,174	-	(336)

Net (decrease) increase in cash and cash equivalents	(130)	(61)	(870)	22,061	-	21,000
Cash and cash equivalents as of the beginning of year	137	12,345	992	55,364	-	68,838

Cash and cash equivalents as of the end of year	$7	$12,284	$122	$77,425	$-	$89,838

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

24. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)
2009:
Revenues	$634,004	$987,842	$1,251,247	$982,778	$3,855,871
Operating income	55,434	84,076	87,190	46,616	273,316
Net income	39,355	83,735	64,440	37,345	224,875
Net income per unit applicable to limited partners	0.58	1.38	1.03	0.50	3.47
Cash distributions per unit applicable to limited partners	1.0575	1.0575	1.0650	1.0650	4.245

2008:
Revenues	$592,774	$1,377,580	$1,825,226	$1,033,190	$4,828,770
Operating income	65,186	40,362	175,478	29,047	310,073
Net income	55,869	14,090	151,277	32,782	254,018
Net income per unit applicable to limited partners (a)	1.01	0.15	2.60	0.46	4.22
Cash distributions per unit applicable to limited partners	0.985	0.985	1.0575	1.0575	4.085

(a)	In 2008, the FASB provided additional guidance regarding the application of the two-class method to calculate earnings per unit for master limited partnerships, which was effective January 1, 2009. As a result, net income per unit applicable to limited partners for the fourth quarter 2008 changed from $0.47 previously reported.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES.

Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were operating effectively as of December 31, 2009.

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

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS OF NUSTAR GP, LLC

We do not have directors or officers. The directors and officers of NuStar GP, LLC, the general partner of our general partner, Riverwalk Logistics, L.P., perform all of our management functions. NuStar GP Holdings, LLC (NuStar GP Holdings), the sole member of NuStar GP, LLC, selects the directors of NuStar GP, LLC (the Board). Officers of NuStar GP, LLC are appointed by its directors.

Set forth below is certain information concerning the directors and executive officers of NuStar GP, LLC:

Name	Age	Position Held with NuStar GP, LLC
William E. Greehey	73	Chairman of the Board
Curtis V. Anastasio	53	President, Chief Executive Officer (CEO) and Director
J. Dan Bates	65	Director
Dan J. Hill	69	Director
Stan McLelland	64	Director
Rodman D. Patton	66	Director
Bradley C. Barron	44	Senior Vice President and General Counsel
Steven A. Blank	55	Senior Vice President, Chief Financial Officer (CFO) and Treasurer
James R. Bluntzer	55	Senior Vice President-Operations
Paul W. Brattlof	48	Senior Vice President-Trading and Supply
Mary Rose Brown	53	Senior Vice President-Administration
Daniel S. Oliver	43	Vice President-Marketing and Business Development
Thomas R. Shoaf	51	Vice President and Controller

As a limited partnership, we are not required by the NYSE rules to have a nominating committee, and the Board has historically performed the functions served by a nominating committee. In accordance with our Corporate Governance Guidelines, individuals are considered for membership on the Board based on their character, judgment, integrity, diversity, age, skills (including financial literacy), independence and experience in the context of the overall needs of the Board. Our directors are also selected based on their knowledge about our industry and their respective experience leading or advising large companies. We require that our directors have the ability to work collegially, exercise good judgment and think critically. In addition, we ask that our directors commit to working hard for our company. The Board strives to find the best possible candidates to represent the interests of NuStar Energy L.P. and its unitholders. As part of its self-assessment process, the Board annually evaluates the mix of independent and non-independent directors, the selection and functions of the presiding director and whether the Board has the appropriate range of talents, expertise and backgrounds.

The Board is led by its Chairman, Mr. Greehey. The Board has determined that separating the roles of Chairman and CEO is in the best interest of unitholders at this time. In addition, the Board has appointed Mr. Patton as its presiding director to serve as a point of contact for unitholders wishing to communicate with the Board and to lead executive sessions of the non-management directors.

Mr. Greehey became Chairman of the board of directors of the Board in January 2002. He has also been the Chairman of the board of directors of NuStar GP Holdings since March 2006. Mr. Greehey served as Chairman of the board of directors of Valero Energy Corporation (Valero Energy) from 1979 through January 2007. Mr. Greehey was CEO of Valero Energy from 1979 through December 2005, and President of Valero Energy from 1998 until January 2003.

Mr. Anastasio became the President and a director of NuStar GP, LLC in December 1999. He also became its CEO in June 2000. Mr. Anastasio has also served as President and Chief Executive Officer of NuStar GP Holdings since March 2006, and he has been a director of NuStar GP Holdings since January 2007.

Mr. Bates became a director of NuStar GP, LLC in April 2006. He has been President and CEO of the Southwest Research Institute since 1997. Mr. Bates also serves as Chairman of the board of Signature Science L.L.C. and Vice Chairman of Southwest Automotive Research Center. He served as Vice Chairman of the board of directors of the Federal Reserve Bank of Dallas’ San Antonio Branch from January 2005 through December 2009.

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

Mr. McLelland became a director of NuStar GP, LLC in October 2005. He has also served as a director of NuStar GP Holdings since July 2006. Mr. McLelland has served as a director of two privately held companies, Patton Surgical Corp. and the general partner of Yorktown Technologies, LP, since November 2003 and June 2004, respectively. Mr. McLelland was U.S. Ambassador to Jamaica from January 1997 until March 2001. Prior to being named U.S. Ambassador to Jamaica, Mr. McLelland was a senior executive with Valero Energy. He joined Valero Energy in 1981 as Senior Vice President and General Counsel, and he served as Executive Vice President and General Counsel from 1990 until 1997.

Mr. Patton became a director of NuStar GP, LLC in June 2001. He retired from Merrill Lynch & Co. in 1999 where he had served as Managing Director in the Energy Group since 1993. Prior to that, he served in investment banking and corporate finance positions with Credit Suisse First Boston (1981-1993) and Blyth Eastman Paine Webber (1971-1981). He has also served as a director of Apache Corporation since 1999 and is a member of its audit committee.

Mr. Barron became Senior Vice President and General Counsel of NuStar GP, LLC and NuStar GP Holdings in April 2007. He also served as Secretary of NuStar GP, LLC and NuStar GP Holdings from April 2007 to February 2009. He served as Vice President, General Counsel and Secretary of NuStar GP, LLC from January 2006 until his promotion in April 2007. Mr. Barron also served as Vice President, General Counsel and Secretary of NuStar GP Holdings from March 2006 until his promotion in April 2007. Mr. Barron served as Managing Counsel and Corporate Secretary of NuStar GP, LLC from July 2003 until January 2006. From January 2001 until July 2003, he served as Counsel, and then Senior Counsel, to Valero Energy.

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

Mr. Brattlof became Senior Vice President-Trading and Supply of NuStar GP, LLC in April 2007. Previously, Mr. Brattlof served in various positions, including Vice President-Trading, for Valero Energy from May 1997 through April 2007.

Ms. Brown became Senior Vice President-Administration of NuStar GP, LLC in April 2008. She served as Senior Vice President-Corporate Communications from April 2007 through April 2008. Prior to her service to NuStar GP, LLC, Ms. Brown served as Senior Vice President-Corporate Communications for Valero Energy from September 1997 to April 2007.

Mr. Oliver became Vice President-Marketing and Business Development of NuStar GP, LLC in October 2008. Prior to that, Mr. Oliver served as Vice President for NuStar Marketing LLC. Previously, Mr. Oliver served as Vice President-Product Supply & Distribution for Valero Energy from May 1997 to July 2007.

Mr. Shoaf became Vice President and Controller of NuStar GP, LLC in July 2005. He has also served as Vice President and Controller of NuStar GP Holdings since March 2006. Mr. Shoaf served as Vice President-Structured Finance for Valero Corporate Services Company, a subsidiary of Valero Energy, from 2001 until his appointment with NuStar GP, LLC.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of NuStar Energy L.P.’s equity securities to file certain reports with the Securities and Exchange Commission (SEC) concerning their beneficial ownership of NuStar Energy’s equity securities within two business days. We believe that during the year ended December 31, 2009 all Section 16(a) reports applicable to our executive officers, directors and greater than 10% stockholders were timely filed, with the exception of an inadvertent omission of 907 units from the Form 3 for Mr. Brattlof (which was subsequently corrected on Form 5 filed on February 10, 2010) and the filing of Ms. Brown’s and Mr. Oliver’s Forms 3 one day late. In addition, Mr. Bluntzer filed a Form 5 on February 24, 2010 to report the acquisition of an aggregate 40 common units that were purchased pursuant to a dividend reinvestment program administered by his securities broker.

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

CORPORATE GOVERNANCE

AUDIT COMMITTEE

The Audit Committee reviews and reports to the Board on various auditing and accounting matters, including the quality, objectivity and performance of NuStar Energy’s internal and external accountants and auditors, the adequacy of its financial controls and the reliability of financial information reported to the public. The Audit Committee also monitors NuStar Energy’s compliance with environmental laws and regulations. The Board has adopted a written charter for the Audit Committee. The members of the Audit Committee during 2009 were Rodman D. Patton (Chairman), J. Dan Bates and Dan J. Hill. The Audit Committee met eight times in 2009. For further information, see the “Report of the Audit Committee” below.

The Board has determined that Mr. Patton is an “audit committee financial expert” (as defined by the SEC), and that he is “independent” as that term is used in the NYSE Listing Standards.

REPORT OF THE AUDIT COMMITTEE FOR FISCAL YEAR 2009

Management of NuStar GP, LLC is responsible for NuStar Energy’s internal controls and the financial reporting process. KPMG LLP (KPMG), NuStar Energy’s independent registered public accounting firm for the year ended December 31, 2009, is responsible for performing an independent audit of NuStar Energy’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) and generally accepted auditing standards, and an audit of NuStar Energy’s internal control over financial reporting in accordance with the standards of the PCAOB, and issuing a report thereon. The Audit Committee monitors and oversees these processes and approves the selection and appointment of NuStar Energy’s independent registered public accounting firm and recommends the ratification of such selection and appointment to the Board.

The Audit Committee has reviewed and discussed NuStar Energy’s audited consolidated financial statements with management and KPMG. The Audit Committee has discussed with KPMG the matters required to be discussed by Statement on Auditing Standards No. 114, as adopted by the PCAOB. The Audit Committee has received written disclosures and the letter from KPMG required by applicable requirements of the Audit Committee concerning independence and has discussed with KPMG that firm’s independence.

Based on the foregoing review and discussions and such other matters the Audit Committee deemed relevant and appropriate, the Audit Committee recommended to the Board that the audited consolidated financial statements of NuStar Energy be included in NuStar Energy’s Annual Report on Form 10-K for the year ended December 31, 2009.

Members of the Audit Committee:

Rodman D. Patton (Chairman)

J. Dan Bates

Dan J. Hill

RISK OVERSIGHT

While it is the job of management to assess and manage our risk, the Board of Directors and its Audit Committee (each where applicable) discuss the guidelines and policies that govern the process by which risk assessment and management is undertaken and evaluate reports from various functions with the management team on risk assessment and management. The Board interfaces regularly with management and receives periodic reports that include updates on operational, financial, legal and risk management matters. The Audit Committee assists the Board in oversight of the integrity of NuStar Energy’s financial statements and NuStar Energy’s compliance with legal and regulatory requirements, including those related to the health, safety and environmental performance of our company. The Audit Committee also reviews and assesses the performance of NuStar Energy’s internal audit function and its independent auditors. The Board receives regular reports from the Audit Committee. We do not believe that the Board’s role in risk oversight has an effect on the Board’s leadership structure.

Evaluation of Compensation Risk. The Compensation Committee has focused on aligning our compensation policies with the long-term interests of NuStar Energy and avoiding short-term rewards for management decisions that could pose long-term risks to NuStar Energy. NuStar Energy’s compensation programs are structured so that a considerable amount of our management’s compensation is tied to NuStar Energy’s long-term fiscal health. The only short-term incentive available to NuStar Energy employees and executives is the all-employee performance bonus. All bonuses, including executive bonuses, are determined with reference to performance metrics selected by the Compensation Committee and applicable to all employees. Historically, our long-term incentives have taken the form of performance units, restricted units and unit options that typically vest over three- and five-year periods, thereby aligning our employees’ interests with the long-term goals of NuStar Energy. No business group or unit is compensated differently than any other, regardless of profitability. As such, we believe that our compensation policies encourage employees to operate our business in a fundamentally sound manner and do not create incentives to take risks that are reasonably likely to have a material adverse effect on NuStar Energy.

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

Members of the Compensation Committee:
Dan J. Hill (Chairman)
J. Dan Bates
Rodman D. Patton

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Philosophy

Our philosophy for compensating our named executive officers (NEO) is based on the belief that a significant portion of executive compensation should be incentive-based and determined by both NuStar Energy’s and the executive’s performance objectives. Our executive compensation programs are designed to accomplish the following long-term objectives:

•	increase value to unitholders, while practicing good corporate governance;

•	support our business strategy and business plan by clearly communicating what is expected of executives with respect to goals and results;

•	provide the Compensation Committee with the flexibility to respond to the continually changing environment in which NuStar Energy operates;

•	align executive incentive compensation with NuStar Energy’s short- and long-term performance results; and

•	provide market-competitive compensation and benefits to enable us to recruit, retain and motivate the executive talent necessary to produce sustainable, superior growth for our unitholders.

Compensation for our named executive officers primarily consists of base salary, an annual incentive bonus and long-term, equity-based incentives. Our executives participate in the same group benefit programs available to our salaried employees in the United States. In addition, see “Post-Employment Benefits” below in this Item 11. Our executives do not have employment or severance agreements, other than the change-of-control agreements described below in “Potential Payments Upon Termination or Change of Control.” The Compensation Committee targets base salary for our named executive officers, as well as annual incentive bonus and long-term incentive awards (expressed, in each case, as a percentage of base salary), at or near the median of our peer group and after reviewing survey data for a group of 825 industrial companies. In each case, an executive’s salary and incentive opportunities are determined by the unique responsibilities of his or her position and by each executive’s experience and performance, with the market information in mind.

Throughout this Item 11, the individuals serving as our principal executive officer and our principal financial officer during the last completed fiscal year (Curtis V. Anastasio and Steven A. Blank, respectively) and our three other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year (James R. Bluntzer, Paul W. Brattlof and Mary Rose Brown) are referred to collectively as the “named executive officers” or NEOs.

Administration of Executive Compensation Programs

Our executive compensation programs are administered by our Board’s Compensation Committee. The Compensation Committee is composed of three independent directors who are not participants in our executive compensation programs. Policies adopted by the Compensation Committee are implemented by our compensation and benefits staff.

Annually, the Compensation Committee reviews market trends in compensation, including the practices of identified competitors, and the alignment of the compensation program with NuStar Energy’s strategy. Specifically, for executive officers, the Compensation Committee:

•	establishes and approves target compensation levels for each executive officer;

•	approves individual executive and company-level performance measures and goals;

•	determines the mix between cash and equity compensation, short-term and long-term incentives and benefits;

•	verifies the achievement of previously established performance goals; and

•	approves the resulting cash or equity awards to executives.

In making determinations about total compensation for executives, the Compensation Committee takes into account a number of factors, including: the competitive market for talent; NuStar Energy’s performance; the particular executive’s role, responsibilities, experience and performance; and retention. The Compensation Committee also considers other equitable factors such as the role, contribution and performance of an individual executive relative to the executive’s peers at the company. The Compensation Committee does not assign specific weight to these factors, but rather makes a subjective judgment taking all of these factors into account.

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

Selection of Compensation Comparative Data

In 2009, the Compensation Committee relied upon two primary sources of competitive compensation data in assessing base salary rates, annual incentive compensation and long-term incentive compensation: a group of master limited partnerships and other companies in our industry and broader survey data on comparably sized entities.

To establish compensation for the named executive officers, including the CEO, the Committee, in consultation with management and BDO, identified a specific group of 15 master limited partnerships and three independent, regional refining companies to evaluate competitive rates of compensation (the Compensation Comparative Group). The three refining companies, Frontier Oil Corporation, Holly Corporation and Western Refining Inc., were added to our prior peer list last year to account for our acquisition of asphalt refining and marketing assets from CITGO Asphalt Refining Company in March 2008. Each of these organizations is in our industry, and, in our opinion, competes with us for executive talent. The competitive data for these companies is derived from their respective publicly filed annual proxy statements or annual reports on Form 10-K. The 2009 data was compiled and analyzed by BDO.

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

    * Added in 2008.

The Compensation Committee also reviewed survey data reported on a position-by-position basis to ascertain additional information regarding compensation of comparable positions. The survey data consists of general industry data for executive positions reported in the Towers Perrin Executive Compensation General Industry database, a proprietary compensation database of an approximate 825 U.S. industrial companies that is updated each year. At our request, BDO reviewed and interpreted the tabular data from the Towers Perrin survey for companies in a range of reported revenues comparable to NuStar Energy’s. We refer to the competitive survey data, together with the Compensation Comparative Group data, as the Compensation Comparative Data.

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

As required by the Compensation Committee’s charter, the compensation of the CEO is reviewed and approved by the Compensation Committee based on the Compensation Comparative Data; discretionary adjustments may be made based upon their independent evaluation of the CEO’s performance and contributions.

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

The following table summarizes the approximate timing of some of our significant compensation events:

Event	Timing
Establishing financial performance objectives for current year’s annual incentive bonus; evaluating achievement of bonus metrics in prior year	First quarter
Review and certify financial performance for performance units granted in prior years; grant performance units	First quarter
Review base salaries for executive officers for the current year and targets for annual incentive bonus and long-term incentive grants	Third quarter
Consider grant of restricted unit and unit options to employees and officers and grant restricted units to directors	Fourth quarter; three business days after third quarter earnings releases (or as soon as practicable thereafter)

Setting meeting dates for action by the Compensation Committee for the upcoming year	Fourth quarter

Additional information regarding the timing of 2009 long-term incentive grants is discussed below under “Performance Units” and “Restricted Units.”

Elements of Executive Compensation

General

Our executive compensation programs currently consist of the following material elements:

•	base salaries;

•	annual incentive bonuses;

•	long-term equity-based incentives, including:

•	performance units; and

•	restricted units;

•	medical and other insurance benefits, retirement benefits and other perquisites.

We use base salary as the foundation for our executive compensation program. We believe that base salary should provide a fixed level of competitive pay that reflects the executive officer’s primary duties and responsibilities, as well as a foundation for incentive opportunities and benefit levels. Our annual incentive bonuses are designed to focus our executives on NuStar Energy’s attainment of our distributable cash flow (DCF), which is widely regarded among the master limited partnership (MLP) investment community as a significant determinant of an MLP’s unit price. Our long-term equity incentive awards are designed to directly tie an executive’s financial reward opportunities with the rewards to unitholders, as measured by long-term unit price performance and payment of distributions. Throughout this Item 11, we use the term “Total Direct Compensation” to refer to the sum of an executive officer’s base salary, annual incentive bonus and long-term incentive awards for a particular fiscal year. We also offer group medical benefits that allow employees (including NEOs) affordable coverage at group rates, as well as pension benefits that reward continued service and a thrift plan that provides a tax-advantaged savings opportunity.

Relative Size of Primary Elements of Compensation

In setting executive compensation, the Compensation Committee considers the aggregate amount of compensation payable to an executive officer and the form of the compensation. The Compensation Committee seeks to achieve the appropriate balance between salary, cash rewards earned for the achievement of company and personal objectives and long-term incentives that align the interests of our executive officers with those of our unitholders. The size of each element is based on competitive market practices, as well as company and individual performance.

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

The following table summarizes the relative size of base salary and incentive compensation targets for 2009 for each of our named executive officers:

	Target Percentage of Total Direct Compensation
Name	Base Salary	Annual Incentive Bonus	Long-Term Incentives	TOTAL
Anastasio	30	24	46	100
Blank	43	22	35	100
Bluntzer	43	22	35	100
Brattlof	43	22	35	100
Brown	43	22	35	100

Individual Performance and Personal Objectives

The Compensation Committee evaluates our named executive officers’ individual performance and personal objectives with input from our CEO. Our CEO’s performance is evaluated by the Compensation Committee in consultation with other members of the Board.

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

In July 2009, our named executive officers received the same 3% adjustment to annualized base salaries that was approved for all eligible employees.

Name	Annualized Base Salary	July 2009 Increase to Prior Annualized Base Salary
Anastasio	$473,800	$13,800
Blank	340,900	9,900
Bluntzer	305,500	8,900
Brattlof	289,600	8,400
Brown	305,500	8,900

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

The following table shows the percentage of each named executive officer’s annual base salary that represents his or her annual bonus target for the fiscal year ended December 31, 2009, before discretionary adjustments, as discussed below:

Name	Annual Incentive Bonus Target as a Percentage of Base Salary
Anastasio	80
Blank	50
Bluntzer	50
Brattlof	50
Brown	50

Determination of Annual Incentive Target Opportunities

As stated above, each named executive officer has an annual incentive opportunity generally based on a stated percentage of his or her base salary. This target proportion is the annual incentive award for achieving a 100% score on our stated financial goal under the bonus plan. For example, Mr. Anastasio has a target annual incentive opportunity equal to 80% of his base annual salary. Mr. Anastasio’s annual salary rate beginning July 2009 was $473,800, and therefore, his target annual incentive opportunity for a 100% score was $379,040. In addition, the plan allows for the upward or downward adjustment of awards, based upon attainment of the financial goal, equal to a range of 0% to 200% of the target award. If we failed to reach at least the threshold level of performance for our financial goal, the participant would have earned an incentive award of $0. Likewise, if we had achieved the maximum level of performance for the financial goal, the participant could earn up to 200% of his target award.

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

The bonus target for the CEO is decided solely by the Compensation Committee, and the Compensation Committee may make discretionary adjustments to the calculated level of bonus based upon its independent evaluation of the CEO’s performance and contributions.

Company Performance Objectives

In 2007, the Compensation Committee adopted DCF per unit (DCF Per Unit) as the bonus metric in acknowledgement that, in the master limited partnership investment community, DCF is widely regarded as a significant determinant of unit price, and, as such, the Compensation Committee believes the measure appropriately focuses employees on improving DCF. In 2008, the Compensation Committee approved a change to a simple DCF metric, based on management’s recommendations and input from BDO. Management’s recommendation to move to a simple DCF target rather than DCF Per Unit was based on the fact that an increase to the distribution serves to reduce DCF Per Unit (but not DCF) through the operation of the incentive distribution rights held by our general partner, NuStar GP Holdings. We believe that basing bonus on DCF more properly aligns our management’s interest with our unitholders’ interest in continuously increasing distributions in a prudent manner.

We derive DCF from our financial statements by adjusting our net income for depreciation and amortization expense, equity earnings from joint ventures and unrealized gains and losses arising from certain derivative contracts. Additionally, we subtract our aggregate annual reliability capital expenditures and add the aggregate annual amount of cash distributions received from equity method investees.

Each year, the Compensation Committee establishes NuStar Energy’s budgeted DCF for the year as a target and establishes corresponding levels of performance for which the incentive opportunity would be paid, such that if less than 90% of the target was attained, no bonus would be paid; if 90% of the target was attained, 50% of the incentive opportunity could be paid; if the target was achieved, 100% of the incentive opportunity could be paid; if 110% of the target was attained, 150% of the incentive opportunity could be paid; and if 120% or more of the target was attained, 200% of the incentive opportunity could be paid. The budgeted DCF may be adjusted during the year to account for acquisitions or other significant changes not anticipated at the time the target was determined. In 2009, NuStar’s budgeted DCF was $355,000,000.

Determination of Awards

For the 2009 annual incentive bonus determination, the Compensation Committee measured NuStar Energy’s DCF against the established target to determine the amount of incentive award earned. NuStar Energy’s DCF for 2009 would have resulted in payment of 65% of the incentive opportunity.

Upon reviewing the 65% performance score and upon management’s recommendation, the Compensation Committee exercised its discretionary judgment regarding the plan and further adjusted the performance score upward to 75%. This resulted in each employee, including the named executive officers, having a potential annual incentive award equal to 75% of his or her target award. In making the adjustment, the Compensation Committee took into consideration the 42% increase in unit price and 48% total unitholder return for 2009, the successful completion of the integration of our asphalt operations, NuStar Energy’s exceptional health and safety record, and our desire to recognize and reward our employees’ significant accomplishments.

Name	Bonuses Paid For 2009
Anastasio	$284,300
Blank	127,800
Bluntzer	115,000
Brattlof	108,600
Brown	115,000

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

For the named executive officers, the 2009 long-term incentive target percentages (expressed as a percent of base salary) were established as shown in the table below.

Name	Long-Term Incentive Target (% of base salary)
Anastasio	150
Blank	80
Bluntzer	80
Brattlof	80
Brown	80

These targets, as well as the allocation between time- and performance-based grants described below, reflect the Compensation Committee’s 2009 review of the Compensation Comparative Data and discussion of the appropriate balance to best retain executives, align management with unitholder concerns and reward management for increases in unitholder value. The committee reviews these targets, as well as allocation between types of grants on at least an annual basis. At its meeting on February 26, 2010, after a discussion of the current Compensation Comparative Data and the factors described above, the Compensation Committee determined it to be appropriate to raise the long-term incentive targets as follows: Mr. Anastasio 160%, Mr. Blank, Mr. Bluntzer and Ms. Brown, 100% and Mr. Brattlof, 90%.

The Compensation Committee allocates a percentage of long-term award value to performance-based awards and a percentage to awards that focus on retention and increasing ownership levels of executive officers. In 2009, the target levels were allocated in the following manner for each individual:

•

30% of the targeted long-term incentive dollar value is awarded to the executive in a grant of performance units. The number of performance units granted is based upon the expected fair value of a single performance unit at the time of grant; and

•

70% of the targeted long-term incentive dollar value is awarded to the executive in the form of restricted units. The number of restricted units granted is based upon the expected fair value of a single restricted unit at the time of grant.

The Compensation Committee reviews and approves all grants for the named executive officers, as well as all other participants in the program. The CEO develops individual grant recommendations based upon the methodology described above, but both the CEO and the Compensation Committee may make adjustments to the recommended grants based upon an assessment of an individual’s performance and contributions to NuStar Energy. The grant for the CEO is decided solely by the Compensation Committee following the methodology described above, and the Compensation Committee may make discretionary adjustments to the calculated number of long-term incentives to grant based upon its independent evaluation of the CEO’s performance and contributions.

Restricted Units

Name	Restricted Units Granted in 2009
	NS	NSH
Anastasio	6,900	6,500
Blank	2,645	2,495
Bluntzer	2,370	2,235
Brattlof	2,245	2,120
Brown	2,370	2,235

The restricted units comprise approximately 70% of each executive’s total NuStar Energy long-term incentive target. The Compensation Committee presently expects to grant restricted units annually. The executives’ long-term incentive targets include approximately 70% NuStar Energy restricted units and 30% NuStar GP Holdings restricted units (in both cases, calculated from an assumed unit value based on the average closing price for the business days in the last two weeks of August 2009, and adjusted for the risk of forfeiture). The restricted units all vest in equal increments on the anniversary of the grant date over five years. Restricted units of NuStar GP Holdings were introduced into the compensation program in 2008 to reflect the fact that the performance of NuStar GP Holdings is directly tied to the performance of NuStar Energy, due to the fact that NuStar GP Holdings’ sole asset is its interest in NuStar Energy. The grant of the NuStar GP Holdings restricted units, as well as the grant of the NuStar Energy restricted units, were approved in a joint meeting of the Compensation Committee and the compensation committee of NuStar GP Holdings’ Board of Directors

In 2009, the Compensation Committee and management made a determination that the grants for employees, excluding management and non-employee directors, would be made as soon as administratively practicable after the third business day following our third quarter earnings release, which was November 6, 2009. At the time the Compensation Committee approved the grants of restricted units, NuStar Energy’s Board had approved an equity offering of NuStar Energy units. Given the impending offering, the Committee determined that the grants to executive management, certain other employees and the non-employee directors would be delayed until December 14, 2009, which was thirty (30) calendar days after the closing date of the equity offering.

Performance Units

Name	Performance Unit Grants in 2009
Anastasio	6,383
Blank	2,400
Bluntzer	2,200
Brattlof	2,050
Brown	2,200

Performance units comprise approximately 30% of each of our named executive officers’ total NuStar Energy long-term incentive targets. The Compensation Committee expects to award performance units annually. Performance units are earned only upon NuStar Energy’s achievement of an objective performance measure, total unitholder return (TUR), as compared with a subset of the Compensation Comparative Group consisting of the first nine entities listed in the peer group table above. NuStar Energy’s TUR is the total return to unitholders, based upon the growth in the unit price, as well as cash distributions to unitholders during the year. The entities selected most closely track with our size and business, making their TUR performance most comparable with ours (the Peer Group). Further, while the Compensation Comparative Group represents the market in which we compete for executive talent, the smaller group selected for purposes of measuring relative TUR is representative of the market in which we compete for capital. The Compensation Committee believes this type of incentive award strengthens the tie between the named executive’s pay and our financial performance.

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

Each award is subject to vesting in three annual increments, based upon our TUR during rolling three-year periods that end on December 31 of each year following the date of grant. At the end of each performance period, our TUR is compared to the Peer Group and ranked by quartile. Executives then earn 0%, 50%, 100% or 150% of that portion of the initial grant amount that is vesting, depending upon whether our TUR is in the last, 3rd, 2nd or 1st quartile, respectively, and they earn 200% if we rank highest in the group. Amounts not earned in a given performance period can be carried forward for one additional performance period and up to 100% of the carried amount can still be earned, depending upon the quartile achieved for that subsequent period. For the performance period ended December 31, 2009, our performance ranked in the fourth quartile of the group for the rolling three-year period, which results in no vesting of the 2009 performance units available to vest in 2010. Due to the fact that NuStar Energy generated a 48% total unitholder return for 2009 alone, the Committee decided to carry forward the performance units that would have been forfeited for that period for one additional year.

Perquisites and Other Benefits

Perquisites

We provide only minimal perquisites to our executive officers. Mr. Anastasio and Ms. Brown receive reimbursement for club membership dues. Mr. Anastasio, Mr. Blank, Mr. Brattlof and Ms. Brown received federal income tax preparation services in 2009. Executives are also eligible to receive liability insurance. For more information on perquisites, see the Summary Compensation Table and its footnotes.

Other Benefits

We provide other benefits, including medical, life, dental and disability insurance in line with competitive market conditions. Our named executive officers are eligible for the same benefit plans provided to our other employees, including our pension plan, 401(K) thrift plan (the Thrift Plan) and insurance and supplemental plans chosen and paid for by employees who desire additional coverage. Executive officers and other employees whose compensation exceeds certain limits are eligible to participate in non-qualified excess benefit programs whereby those individuals can choose to make larger contributions than allowed under the qualified plan rules and receive correspondingly higher benefits. These plans are described below under “Post-Employment Benefits.”

Post-Employment Benefits

Pension Plans

For a discussion of our pension plans, including the Excess Pension Plan and the Supplemental Executive Retirement Plan, please see the narrative description accompanying the Pension Benefits table below this item.

Nonqualified Deferred Compensation Plans

Excess Thrift Plan

The Excess Thrift Plan provides unfunded benefits to those employees of NuStar GP, LLC whose annual additions under the Thrift Plan are subject to the limitations on such annual additions as provided under §415 of the Internal Revenue Code of 1986, as amended (the Code), and/or who are constrained from making maximum contributions under the Thrift Plan by §401(a)(17) of the Code, which limits the amount of an employee’s annual compensation which may be taken into account under that plan. The Excess Thrift Plan is comprised of two separate components, consisting of (1) an “excess benefit plan” as defined under §3(36) of The Employee Retirement Income Security Act of 1974, as amended (ERISA) and (2) a plan that is maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. Each component of the Excess Thrift Plan consists of a separate plan for purposes of Title I of ERISA. To the extent a participant’s annual total compensation exceeds the compensation limits for the calendar year under §401(a)(17) of the Code ($245,000 for 2009), the participant’s excess thrift plan account is credited with that number of hypothetical NuStar Energy units that could have been purchased with the difference between:

•	The total company matching contributions that would have been credited to the participant’s account under the Thrift Plan had the participant’s contributions not been reduced pursuant to §401; and

•	The actual company matching contributions credited to such participant’s account.

Mr. Anastasio, Mr. Blank, Mr. Bluntzer, Mr. Brattlof and Ms. Brown participated in the Excess Thrift Plan in 2009.

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

Change-of-Control Severance Arrangements

We entered into change of control agreements with each of the named executive officers in or prior to 2007. These agreements are intended to assure the continued availability of these executives in the event of certain transactions culminating in a “change of control” as defined in the agreements. The change of control agreements have three-year terms, which terms are automatically extended for one year upon each anniversary unless a notice not to extend is given by us. If a “change of control” (as defined in the agreements) occurs during the term of an agreement, then the agreement becomes operative for a fixed three-year period. The agreements provide generally that the executive’s terms and conditions of employment (including position, location, compensation and benefits) will not be adversely changed during the three-year period after a change of control of us.

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

Employment Agreements

None of the named executive officers have employment agreements other than the change-of-control agreements described above. As a result, in the event of termination, retirement, death or disability, an officer will only receive compensation or benefits to which he or she would be entitled under the terms of, as applicable, the defined contribution, defined benefit, medical or long-term incentive plans.

Impact of Accounting and Tax Treatments

Accounting Treatment

NuStar Energy’s financial statements include the expense for awards of NuStar Energy unit options and restricted units to NuStar GP, LLC employees and directors and the expense for awards of NuStar GP Holdings unit options and restricted units to NuStar GP, LLC employees, as we are obligated to pay for all costs of NuStar GP, LLC’s employees working on our behalf in accordance with the Services Agreement described below in Item 13. Certain Relationships and Related Transactions and Director Independence. Under the Services Agreement, 1% of NuStar GP, LLC’s domestic unit compensation expense is charged back to NuStar GP Holdings.

NuStar GP, LLC accounts for awards of NuStar Energy L.P. common units to NuStar GP, LLC’s employees and directors as a derivative, whereby a liability for the award is recorded at inception. Subsequent changes in the fair value of the award are included in the determination of net income.

Each month, NuStar GP, LLC determines the fair value of its liability for awards of NuStar Energy unit options and restricted units. The fair value of unit options is determined using the Black-Scholes model at each reporting date. The fair value of restricted units equals the market price of NuStar Energy common units at each reporting date. NuStar GP, LLC records compensation expense each reporting period such that the cumulative compensation expense recorded equals the current fair value, considering the percentage of the award that has vested to date. NuStar GP, LLC records compensation expense related to unit options until such options are exercised, and records compensation expense for restricted units until the date of vesting.

NuStar GP Holdings accounts for awards of restricted units and unit options awarded to its directors or employees of NuStar GP, LLC at fair value. NuStar GP Holdings estimates the fair value of unit options at the grant date using the Black-Scholes model and the resulting compensation expense is recognized over the vesting period. NuStar GP Holdings estimates the fair value of restricted units equal to the market price at the grant date. The resulting compensation expense is recognized over the vesting period.

For certain awards, the terms of the compensation plans provide that employees vest in the award when they retire or will continue to vest in the award after retirement over the nominal vesting period established in the award. For any awards subsequent to January 1, 2006, we recognize compensation expense immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the nominal vesting period. Employees are typically retirement eligible at age 55.

Tax Treatment

Under Section 162(m) of the Code, publicly held corporations may not take a tax deduction for compensation in excess of $1 million paid to the CEO or the other four most highly compensated executive officers unless that compensation meets the Code’s definition of “performance-based” compensation. Section 162(m) allows a deduction for compensation to a specified executive that exceeds $1 million only if it is paid (i) solely upon attainment of one or more performance goals, (ii) pursuant to a qualifying performance-based compensation plan adopted by the Compensation Committee, and (iii) the material terms, including the performance goals, of such plan are approved by the unitholders before payment of the compensation. The Compensation Committee considers deductibility under Section 162(m) with respect to compensation arrangements for executive officers. The Compensation Committee believes that it is in the best interest of NuStar Energy for the Compensation Committee to retain its flexibility and discretion to make compensation awards to foster achievement of performance goals established by the Compensation Committee (which may include performance goals defined in the Code) and other corporate goals the Compensation Committee deems important to NuStar Energy’s success, such as encouraging employee retention, rewarding achievement of nonquantifiable goals and achieving progress with specific projects. NuStar Energy believes that unit options and performance unit grants qualify as performance-based compensation and are not subject to any deductibility limitations under Section 162(m). Grants of restricted units and other equity-based awards that are not subject to specific quantitative performance measures will likely not qualify as “performance-based” compensation and, in such event, would be subject to 162(m) deduction restrictions.

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

During 2006, the Compensation Committee worked with its independent compensation consultant to formalize unit ownership and retention guidelines for directors and NuStar GP, LLC officers to ensure continuation of our successful track record in aligning the interests of NuStar GP, LLC directors and officers with those of NuStar Energy’s unitholders through ownership of NuStar Energy units. The guidelines were approved by the Compensation Committee and the Board in March 2006. In February 2007, in view of the public offerings of NuStar GP Holdings in 2006, the Compensation Committee amended the guidelines to include ownership of either NuStar GP Holdings units or NuStar Energy units. An officer or a director’s ownership also includes units subject to vesting.

Non-employee Director Unit Ownership Guidelines

Non-employee directors are expected to acquire and hold during their service as a Board member NuStar Energy units and/or NuStar GP Holdings units with an aggregate value of at least $50,000. Directors have five years from their initial election to the Board to meet the target unit ownership guidelines, and they are expected to continuously own sufficient units to meet the guidelines, once attained.

Officer Unit Ownership Guidelines

Unit ownership guidelines for officers of NuStar GP, LLC are as follows:

Officer	Value of NuStar Energy Units and/or NuStar GP Holdings Units Owned
President	3.0x Base Salary
Senior Vice Presidents	2.0x Base Salary
Vice Presidents	1.0x Base Salary

Our officers are expected to meet the applicable guideline within five years and continuously own sufficient units to meet the guideline, once attained.

Prohibition on Insider Trading and Speculation on NuStar Energy L.P. or NuStar GP Holdings, LLC Units

We have established policies prohibiting our officers, directors and employees from purchasing or selling either NuStar Energy L.P. or NuStar GP Holdings, LLC securities while in possession of material, nonpublic information or otherwise using such information for their personal benefit or in any manner that would violate applicable laws and regulations. Our outside directors, officers and certain other employees are prohibited from trading in either NuStar Energy L.P. or NuStar GP Holdings, LLC securities for the period beginning on the last business day of each calendar quarter through the second business day following our disclosure of our quarterly or annual financial results. In addition, our policies prohibit our officers, directors and employees from speculating in the either NuStar Energy L.P. or NuStar GP Holdings, LLC units, which includes short selling (profiting if the market price of our units decreases), buying or selling publicly traded options (including writing covered calls), hedging or any other type of derivative arrangement that has a similar economic effect. Our directors, officers and certain other employees are also required to receive management consent before they enter into margin loans or other financing arrangements that may lead to the ownership or other rights to their NuStar Energy L.P. or NuStar GP Holdings, LLC securities being transferred to a third party.

EXECUTIVE COMPENSATION

The tables that appear in the following sections of this proxy statement provide information required by the SEC regarding compensation paid to or earned by our named executive officers for the year ended December 31, 2009. We have used captions and headings in these tables in accordance with the SEC regulations requiring these disclosures. The footnotes to these tables provide important information to explain the values presented in the tables, and are an important part of our disclosures.

SUMMARY COMPENSATION TABLE

FOR FISCAL YEAR ENDED DECEMBER 31, 2009

The following table provides a summary of compensation paid for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 to NuStar GP, LLC’s CEO, CFO and to its three other most highly compensated executive officers. The table shows amounts earned by such persons for services rendered to NuStar GP, LLC in all capacities in which they served.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Unit Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Curtis V. Anastasio President and CEO	2009	466,900	284,300	832,123	0	0	195,281	37,632	1,816,236
	2008	448,400	368,000	739,738	0	0	172,039	41,159	1,769,336
	2007	428,400	393,120	620,167	413,667	0	46,806	39,568	1,941,728
Steven A. Blank Senior Vice President, CFO and Treasurer	2009	335,950	127,800	316,949	0	0	124,551	24,266	929,516
	2008	324,516	165,500	301,406	0	0	137,330	73,227	1,001,979
	2007	311,916	238,524	288,565	301,250	0	36,731	24,150	1,201,136
James R. Bluntzer Senior Vice President - Operations	2009	301,350	115,000	286,221	0	0	174,431	19,817	896,819
	2008	273,840	148,000	260,195	0	0	150,751	21,172	853,958
	2007	246,840	195,000	247,723	257,165	0	135,019	20,208	1,101,955
Paul W. Brattlof Senior Vice President- Supply and Trading	2009	285,392	108,600	269,663	0	0	39,902	19,710	723,267
Mary Rose Brown Senior Vice President- Administration	2009	301,350	115,000	286,221	0	0	54,276	25,737	782,584

Footnotes appear on the following page.

(1)	2009 bonus amounts were paid in February 2010 with respect to 2009 performance. 2008 bonus amounts were paid in February 2009 with respect to 2008 performance. 2007 bonus amounts were paid in January 2008 with respect to 2007 performance. Bonuses were determined taking into consideration the individual executive’s targets, the executive’s performance and NuStar Energy’s performance in the applicable year, as described above under “Compensation Disclosure & Analysis-Annual Incentive Bonus.”
(2)	The amounts reported represent the grant date fair value of grants of restricted NuStar Energy L.P. units, NuStar Energy L.P. performance units and, beginning in 2008, restricted NuStar GP Holdings, LLC units. Please see “Compensation Discussion and Analysis-Impact of Accounting and Tax Treatment-Accounting Treatment” above in this item for more information.
(3)	The amounts reported represent grant date fair value of grants of options to purchase NuStar Energy L.P. units and options to purchase NuStar GP Holdings, LLC units. Please see “Compensation Discussion and Analysis-Impact of Accounting and Tax Treatment-Accounting Treatment” above in this item for more information.
(4)	For the applicable NEOs, the following table identifies the separate amounts attributable to (A) the aggregate change in the actuarial present value of the NEO’s accumulated benefit under NuStar GP, LLC’s defined benefit and actuarial pension plans, including supplemental plans (but excluding tax-qualified defined contribution plans and nonqualified defined contribution plans), and (B) above-market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified.

Name	Year	(A)	(B)	TOTAL
Anastasio	2009	$195,281	$0	$195,281
	2008	172,039	0	172,039
	2007	46,806	0	46,806
Blank	2009	124,551	0	124,551
	2008	137,330	0	137,330
	2007	36,731	0	36,731
Bluntzer	2009	174,431	0	174,431
	2008	150,751	0	150,751
	2007	135,019	0	135,019
Brattlof	2009	39,902	0	39,902
Brown	2009	54,276	0	54,276

(5)	The amounts reported in this column for 2009 consist of the following for each officer:

Name	Club Dues	Company Contribution to Thrift Plan	Company Contribution to Excess Thrift Plan	Tax Preparation	Personal Liability Insurance	Executive Health Exams (a)	TOTAL
Anastasio	$7,032	$12,650	$15,364	$850	$1,736	$0	$37,632
Blank	0	14,700	5,457	850	1,736	1,523	24,266
Bluntzer	0	12,510	5,571	0	1,736	0	19,817
Brattlof	0	14,952	2,172	850	1,736	0	19,710
Brown	5,070	6,583	11,498	850	1,736	0	25,737

(a)	The amount reported is the difference between the value of executive health exams made available to NuStar Energy officers and the value of NuStar Energy’s all-employee wellness assessments.

GRANTS OF PLAN-BASED AWARDS

FOR FISCAL YEAR ENDED DECEMBER 31, 2009

The following table provides further information regarding the grants of plan-based awards to the named executive officers.

Name	Grant Date	Date of approval by Comp Committee	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Un)	Grant Date Fair Value of Unit and Unit Option Awards ($)
			Threshold (#)	Target (#)	Maximum (#)
	01/22/2009(1)	01/22/2009	0	6,383	12,766	-	-	-	288,895(4)
Anastasio	12/14/2009(2)	10/14/2009	-	-	-	6,900	-	-	373,773(5)
	12/14/2009(3)	10/14/2009	-	-	-	6,500	-	-	169,455(6)
	01/22/2009(1)	01/22/2009	0	2,400	4,800	-	-	-	108,624(4)
Blank	12/14/2009(2)	10/14/2009	-	-	-	2,645	-	-	143,280(5)
	12/14/2009(3)	10/14/2009	-	-	-	2,495	-	-	65,045(6)
	01/22/2009(1)	01/22/2009	0	2,200	4,400	-	-	-	99,572(4)
Bluntzer	12/14/2009(2)	10/14/2009	-	-	-	2,370	-	-	128,383(5)
	12/14/2009(3)	10/14/2009	-	-	-	2,235	-	-	58,266(6)
	01/22/2009(1)	01/22/2009	0	2,050	4,100	-	-	-	92,783(4)
Brattlof	12/14/2009(2)	10/14/2009	-	-	-	2,245	-	-	121,612(5)
	12/14/2009(3)	10/14/2009	-	-	-	2,120	-	-	55,268(6)
	01/22/2009(1)	01/22/2009	0	2,200	4,400	-	-	-	99,572(4)
Brown	12/14/2009(2)	10/14/2009	-	-	-	2,370	-	-	128,383(5)
	12/14/2009(3)	10/14/2009	-	-	-	2,235	-	-	58,266(6)

Footnotes:

(1)	Performance units were awarded by the Board, upon recommendation of the Compensation Committee, on January 22, 2009. Each award is subject to vesting in three annual increments, based upon our TUR during rolling three-year periods that end on December 31 of each year following the date of grant. At the end of each performance period, our TUR is compared to the Peer Group and ranked by quartile. Executives then earn 0%, 50%, 100% or 150% of that portion of the initial grant amount that is vesting, depending upon whether our TUR is in the last, 3rd, 2nd or 1st quartile, respectively, and they earn 200% if we rank highest in the group. Amounts not earned in a given performance period can be carried forward for one additional performance period and up to 100% of the carried amount can still be earned. For the performance period ended December 31, 2009, our performance ranked in the last quartile of the group, and none of the eligible units were vested.
(2)	Restricted units of NuStar GP Holdings, LLC were approved by the Compensation Committee of NuStar GP Holdings at a joint meeting with the Compensation Committee of NuStar GP, LLC on October 14, 2009, and the grant date for these restricted units was set at that time for the date 30 calendar days after the close of NuStar Energy L.P.’s then-impending equity offering. The restricted units vest 1/5 annually over five years beginning on the first anniversary of the grant date.
(3)

Restricted units of NuStar Energy were granted by the Compensation Committee at a joint meeting with the Compensation Committee of NuStar GP Holdings, LLC on October 14, 2009 and the grant date for these restricted units was set at that time for the date 30 calendar days after the close of

NuStar Energy L.P.’s then-impending equity offering. The restricted units vest 1/5 annually over five years beginning on the first anniversary of the grant date.
(4)	The grant date fair value for performance units was determined by multiplying the number of performance units that were granted by the NYSE closing unit price of our units on the date of grant, $45.26.
(5)	The grant date fair value for restricted units was determined by multiplying the number of NuStar GP Holdings, LLC restricted units that were granted by the NYSE closing unit price of NuStar GP Holdings, LLC units on the date of grant, $26.07.
(6)	The grant date fair value for restricted units was determined by multiplying the number of restricted units that were granted by the NYSE closing unit price of our units on the date of grant, $54.17.

OUTSTANDING EQUITY AWARDS

AT DECEMBER 31, 2009

The following table provides further information regarding our named executive officers’ unexercised unit options, unvested restricted units and unvested performance units as of December 31, 2009. The value of NuStar Energy restricted units reported below is equal to $56.09, the NuStar Energy L.P. closing price on the NYSE on December 31, 2009. The value of the NuStar GP Holdings, LLC restricted units reported below is equal to $26.92, the NuStar GP Holdings, LLC closing price on the NYSE on December 31, 2009.

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)
	14,000(1)	0	-	38.22	03/22/2012	-	-	-	-
	10,000(2)	0	-	36.30	09/23/2012	-	-	-	-
	11,800(3)	0	-	45.35	10/29/2013	-	-	-	-
Anastasio	9,625(4)	0	-	56.51	10/28/2014	-	-	-	-
	10,760(5)	2,690	-	57.51	10/27/2012	-	-	-	-
	6,600(6)	4,400	-	55.92	11/02/2013	-	-	-	-
	0(7)	56,300	-	31.55	11/16/2014	-	-	-	-
	-	-	-	-	-	20,602(9)	1,155,566	-	-
	-	-	-	-	-	13,460(10)	362,343	-	-
	-	-	-	-	-	11,739(11)	658,441	-	-
	3,333(1)	0	-	38.22	03/22/2012	-	-	-	-
	3,333(2)	0	-	36.30	09/23/2012	-	-	-	-
	8,700(3)	0	-	45.35	10/29/2013	-	-	-	-
Blank	6,875(4)	0	-	56.51	10/28/2014	-	-	-	-
	5,780(5)	1,445	-	57.51	10/27/2012	-	-	-	-
	3,075(6)	2,050	-	55.92	11/02/2013	-	-	-	-
	0(7)	41,000	-	31.55	11/16/2014	-	-	-	-
	-	-	-	-	-	8,565(12)	480,411	-	-
	-	-	-	-	-	5,215(13)	140,388	-	-
	-	-	-	-	-	4,907(14)	275,234	-	-
	4,500(1)	0	-	38.22	03/22/2012	-	-	-	-
	2,675(3)	0	-	45.35	10/29/2013	-	-	-	-
	2,475(4)	0	-	56.51	10/28/2014	-	-	-	-
Bluntzer	4,320(5)	1,080	-	57.51	10/27/2012	-	-	-	-
	2,430(6)	1,620	-	55.92	11/02/2013	-	-	-	-
	0(7)	35,000	-	31.55	11/16/2014	-	-	-	-
	-	-	-	-	-	7,472(15)	419,104	-	-
	-	-	-	-	-	4,635(16)	124,774	-	-
	-	-	-	-	-	4,216(17)	236,475	-	-

	680(8)	1,020	-	69.15	04/30/2014	-	-	-	-
	0(7)	35,000	-	31.55	11/16/2014	-	-	-	-
Brattlof	-	-	-	-	-	6,885(18)	386,180	-	-
	-	-	-	-	-	4,360(19)	117,371	-	-
	-	-	-	-	-	3,578(20)	200,690	-	-
	680(8)	1,020	-	69.15	04/30/2014	-	-	-	-
	0(7)	35,000	-	31.55	11/16/2014	-	-	-	-
Brown	-	-	-	-	-	7,090(21)	397,678	-	-
	-	-	-	-	-	4,635(22)	124,774	-	-
	-	-	-	-	-	3,728(23)	209,104	-	-

Footnotes on following page.

Footnotes:

(1)	Options granted March 22, 2002 vested in 1/3 increments over three years, beginning on the first anniversary of the date of grant.
(2)	Options granted September 23, 2002 vested in 1/3 increments over three years, beginning on the first anniversary of the date of grant.
(3)	Options granted October 29, 2003 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(4)	Options granted on October 28, 2004 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(5)	Options granted on October 27, 2005 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(6)	Options granted on November 2, 2006 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(7)	Options of NuStar GP Holdings granted November 16, 2007 vest in 1/3 increments over three years, beginning on the third anniversary of the date of grant.
(8)	Options granted April 30, 2007 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(9)	Mr. Anastasio’s restricted NuStar Energy L.P. units consist of: 900 restricted units granted October 27, 2005; 1,676 restricted units granted November 2, 2006; 4,326 restricted units granted November 16, 2007; 6,800 restricted units granted November 6, 2008; and 6,900 restricted units granted December 14, 2009. All of Mr. Anastasio’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(10)	Mr. Anastasio’s restricted NuStar GP Holdings, LLC units consist of: 6,960 restricted units granted November 6, 2008 and 6,500 restricted units granted December 14, 2009. All of Mr. Anastasio’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(11)	Mr. Anastasio’s unvested NuStar Energy L.P. performance units were granted January 26, 2006, January 25, 2007, January 24, 2008 and January 22, 2009 and vest annually in 1/3 increments over three years beginning on the first anniversary of their grant date. The performance units are payable in NuStar Energy L.P.’s units. Upon vesting, the performance units are converted into a number of NuStar Energy L.P. units based on NuStar Energy’s TUR during rolling three-year periods that end of December 31 of each year following the date of grant. At the end of each performance period, NuStar Energy’s TUR is compared to the Peer Group and ranked by quartile. Holders of the performance units then earn 0%, 50%, 100% or 150% of that portion of the initial grant that is vesting, depending upon whether NuStar Energy’s TUR is in the last, third, second or first quartile, respectively; holders earn 200% if NuStar Energy is the highest ranking entity in the Peer Group. For the period ended December 31, 2007, NuStar Energy’s TUR was in the fourth quartile of it and the Peer Group, which resulted in no vesting for participants. Mr. Anastasio received no vested performance units for the 2007 period. For the period ended December 31, 2008, NuStar’s TUR was in the third quartile of it and the Peer Group, which resulted in a 50% vest for participants. Mr. Anastasio received a total of 2,763 units for the 2008 performance period. For the period ended December 31, 2009, NuStar’s TUR was in the last quartile of it and the Peer Group, which resulted in no vesting for participants.
(12)	Mr. Blank’s restricted NuStar Energy L.P. units consist of: 484 restricted units granted October 27, 2005; 780 restricted units granted November 2, 2006; 2,016 restricted units granted November 16, 2007; 2,640 restricted units granted November 6, 2008; and 2,645 restricted units granted December 14, 2009. All of Mr. Blank’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(13)	Mr. Blank’s restricted NuStar GP Holdings, LLC units consist of: 2,720 restricted units granted November 6, 2008 and 2,495 restricted units granted December 14, 2009. All of Mr. Blank’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(14)

Mr. Blank’s unvested NuStar Energy L.P. performance units were granted January 26, 2006, January 25, 2007, January 24, 2008 and January 22, 2009 and vest in accordance with the description in Footnote (11) above.

For the 2007 period, Mr. Blank received no vested performance units. For the 2008 period, Mr. Blank received a total of 1,350 units. For the 2009 period, Mr. Blank received no vested performance units.

(15)	Mr. Bluntzer’s restricted NuStar Energy L.P. units consist of: 362 restricted units granted October 27, 2005; 620 restricted units granted November 2, 2006; 1,800 restricted units granted November 16, 2007; 2,320 restricted units granted November 6, 2008 and 2,370 restricted units granted December 14, 2009. All of Mr. Bluntzer’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(16)	Mr. Bluntzer’s restricted NuStar GP Holdings, LLC units consist of: 2,400 restricted units granted November 6, 2008 and 2,235 restricted units granted December 14, 2009. All of Mr. Bluntzer’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(17)	Mr. Bluntzer’s unvested NuStar Energy L.P. performance units were granted January 26, 2006, January 25, 2007, January 24, 2008 and January 22, 2009 and vest in accordance with Footnote (11) above. For the 2007 period, Mr. Bluntzer received no vested performance units. For the 2008 period, Mr. Bluntzer received a total of 1,054 units. For the 2009 period, Mr. Bluntzer received no vested performance units.
(18)	Mr. Brattlof’s restricted NuStar Energy L.P. units consist of: 600 restricted units granted April 30, 2007; 1,800 restricted units granted November 16, 2007; 2,240 restricted units granted November 6, 2008; and 2,245 restricted units granted December 14, 2009. All of Mr. Brattlof’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(19)	Mr. Brattlof’s restricted NuStar GP Holdings, LLC units consist of: 2,240 restricted units granted November 6, 2008 and 2,120 restricted units granted December 14, 2009. All of Mr. Brattlof’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(20)	Mr. Brattlof’s unvested NuStar Energy L.P. performance units were granted April 30, 2007, January 24, 2008 and January 22, 2009 and vest in accordance with Footnote (11) above. For the 2009 period, Mr. Brattlof received no vested performance units.
(21)	Ms. Brown’s restricted NuStar Energy L.P. units consist of: 600 restricted units granted April 30, 2007; 1,800 restricted units granted November 16, 2007; 2,320 restricted units granted November 6, 2008; and 2,370 restricted units granted December 14, 2009. All of Ms. Brown’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(22)	Ms. Brown’s restricted NuStar GP Holdings, LLC units consist of: 2,400 restricted units granted November 6, 2008 and 2,235 restricted units granted December 14, 2009. All of Ms. Brown’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(23)	Mr. Brown’s unvested NuStar Energy L.P. performance units were granted April 30, 2007, January 24, 2008 and January 22, 2009 and vest in accordance with Footnote (11) above. For the 2009 period, Ms. Brown received no vested performance units.

OPTION EXERCISES AND UNITS VESTED

IN YEAR ENDED DECEMBER 31, 2009

The following table provides further information regarding option exercises by our named executive officers, and the vesting of restricted units and performance units held by our named executive officers, during 2009.

	Option Awards(1)		Unit Awards
Name	Number of Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)(7)
Anastasio	-	-	10,153(2)	469,220
Blank	-	-	4,786(3)	224,864
Bluntzer	-	-	3,704(4)	171,807
Brattlof	-	-	2,396(5)	107,115
Brown	-	-	2,456(6)	109,146

Footnotes:

(1)	None of the named executive officers exercised options in 2009.
(2)	Mr. Anastasio’s NuStar Energy L.P. units vested in 2009 as follows: 2,763 units on January 22, 2009; 900 units on October 27, 2009; 770 units on October 28, 2009; 838 units on November 2, 2009; 1,700 units on November 6, 2009 and 1,442 units on November 16, 2009. Mr. Anastasio vested for 1,740 NuStar GP Holdings, LLC units on November 6, 2009.
(3)	Mr. Blank’s NuStar Energy L.P. units vested in 2009 as follows: 1,350 units on January 22, 2009; 484 units on October 27, 2009; 550 units on October 28, 2009; 390 units on November 2, 2009; 660 units on November 6, 2009; and 672 units on November 16, 2009. Mr. Blank vested for 680 NuStar GP Holdings, LLC units on November 6, 2009.
(4)	Mr. Bluntzer’s NuStar Energy L.P. units vested in 2009 as follows: 1,054 units on January 22, 2009; 362 units on October 27, 2009; 198 units on October 28, 2009; 310 units on November 2, 2009; 580 units on November 6, 2009; and 600 units on November 16, 2009. Mr. Bluntzer vested for 600 NuStar GP Holdings, LLC units on November 6, 2009.
(5)	Mr. Brattlof’s NuStar Energy L.P. units vested in 2009 as follows: 476 units on January 22, 2009; 200 units on April 30, 2009; 560 units on November 6, 2009; and 600 units on November 16, 2009. Mr. Brattlof vested for 560 NuStar GP Holdings, LLC units on November 6, 2009.
(6)	Ms. Brown’s units vested in 2009 as follows: 476 units on January 22, 2009; 200 units on April 30, 2009; 580 units on November 6, 2009; and 600 units on November 16, 2009. Ms. Brown vested for 600 NuStar GP Holdings, LLC units on November 6, 2009.
(7)	The value realized on vesting was calculated by multiplying the closing price of NuStar Energy L.P. units on the NYSE on the date of vesting by the number of NuStar Energy L.P. units vested or the closing price of NuStar GP Holdings, LLC units on the NYSE on the date of vesting by the number of NuStar GP Holdings, LLC units vested, as applicable. The closing prices of the applicable dates are as follows:

Vesting Date	NS Closing Price ($)
January 22, 2009	45.26
April 30, 2009	50.39
October 27, 2009	53.59
October 28, 2009	53.35
November 2, 2009	53.60
November 6, 2009	54.11
November 16, 2009	53.20
NSH Closing Price ($)
November 6, 2009	23.70

POST-EMPLOYMENT COMPENSATION

PENSION BENEFITS

FOR YEAR ENDED DECEMBER 31, 2009

The following table provides information regarding the accumulated benefits of our named executive officer under NuStar GP, LLC’s pension plans during the year ended December 31, 2009.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit($)(1)	Payments During Last Fiscal Year
Anastasio	NuStar GP, LLC Pension Plan	3.5	80,323	0
	NuStar GP, LLC Excess Pension Plan	-	173,991	0
	NuStar GP, LLC Supplemental Executive Retirement Plan	8.0	419,371	0
Blank	NuStar GP, LLC Pension Plan	3.5	87,858	0
	NuStar GP, LLC Excess Pension Plan	-	98,318	0
	NuStar GP, LLC Supplemental Executive Retirement Plan	8.0	295,584	0
Bluntzer	NuStar GP, LLC Pension Plan	3.5	87,421	0
	Excess Pension Plan	33.7	654,669	0
	Supplemental Executive Retirement Plan	-	-	0
Brattlof	NuStar GP, LLC Pension Plan	2.8	46,810	0
	Excess Pension Plan	2.8	34,083	0
	Supplemental Executive Retirement Plan	-	-	0
Brown	NuStar GP, LLC Pension Plan	2.7	61,538	0
	Excess Pension Plan	2.7	54,526	0
	Supplemental Executive Retirement Plan	-	-	0

Footnotes:

(1)	The present values stated above were calculated using the same interest rate and mortality table that we use for valuations under FASB Statement No. 87 for financial reporting purpose. The present values as of December 31, 2009 were determined using: (a) a 6.16% discount rate, and (b) the plans’ earliest unreduced retirement age (i.e., age 62). The present values reflect postretirement mortality rates based on the RP2000 Combined Healthy Mortality Table Projected by Scale AA to 2015. No decrements were included for preretirement termination, mortality or disability. Where applicable, lump sums were determined based on a 6.16% interest rate and the mortality table prescribed by the Internal Revenue Service in Revenue Ruling 2007-67 and updated by IRS Notice 2008-85 for distributions in the years 2009-2013.

We maintain a noncontributory defined benefit pension plan in which most of our employees are eligible to participate and under which contributions by individual participants are neither required nor permitted. We also maintain a noncontributory, non-qualified excess pension plan and a non-qualified supplemental executive retirement plan, or SERP, which provide supplemental pension benefits to certain highly compensated employees. The excess pension plan and the SERP provide eligible employees with additional retirement savings opportunities that cannot be achieved with tax-qualified plans due to the Code’s limits on (1) annual compensation that can be taken into account under qualified plans or (2) annual benefits that can be provided under qualified plans. Employees who are eligible for the excess pension plans and the SERP may participate in one or the other, but not both plans.

NuStar GP, LLC Pension Plan

The Pension Plan is a traditional defined benefit pension plan established as of July 1, 2006 and designed to provide retirement benefits to our eligible employees based upon a specific formula. The formula used to calculate a pension benefit under the plan takes into consideration final average salary and total years of credited service. Certain participants who were participants in the Valero Energy Pension Plan prior to becoming eligible for participation in the Pension Plan received credit for their service recognized under the Valero Energy Pension Plan for purposes of vesting and eligibility under this plan.

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

NuStar GP, LLC Excess Pension Plan

The Excess Pension Plan was established effective as of July 1, 2006 for the purpose of providing benefits to eligible employees of NuStar GP, LLC whose pension benefits under the Pension Plan and the Valero Energy Pension Plan, where applicable, are subject to limitations under the Code. The Excess Pension Plan is an excess benefit plan as contemplated under ERISA for those benefits provided in excess of Section 415 of the Code. Benefits provided as a result of other statutory limitations are limited to a select group of management or highly compensated employees. The Excess Pension Plan is not intended to constitute either a qualified plan under the Code or a funded plan subject to ERISA. For employees of NuStar GP, LLC who were eligible to receive a benefit under the Valero Energy Excess Pension Plan (the Predecessor Excess Pension Plan) as of July 1, 2006, the Excess Pension Plan assumed the liabilities of the Predecessor Excess Pension Plan and will provide a single, nonqualified defined benefit to eligible employees for their pre-July 1, 2006 benefit accruals under the Predecessor Excess Pension Plan and their post-July 1, 2006 benefit accruals under this Excess Pension Plan.

An eligible employee’s monthly pension under the Excess Pension Plan will be equal to (i) 1.6% of the employee’s average monthly compensation multiplied by the employee’s years of service less (ii) the employee’s Pension Plan benefit. Mr. Bluntzer, Mr. Brattlof and Ms. Brown participate in the Excess Pension Plan.

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

Mr. Anastasio and Mr. Blank participate in the SERP.

NONQUALIFIED DEFERRED COMPENSATION

FOR YEAR ENDED DECEMBER 31, 2009

The following table provides additional information regarding contributions by NuStar GP, LLC and each of our named executive officers under our non-qualified defined contribution and other deferred compensation plans during the year ended December 31, 2009. The table also presents each named executive officer’s withdrawals, earnings and year-end balances in such plans. Please see the descriptions of our Excess Thrift Plan and the Frozen Nonqualified 401(k) Plan above in “Compensation Discussion and Analysis- Post-Employment Benefits.”

Name	Executive Contributions in 2009 ($)(1)	Registrant Contributions in 2009 ($)(2)	Aggregate Earnings in 2009 ($)(3)	Aggregate Withdrawals/ Distributions ($)(4)	Aggregate Balance at December 31, 2009 ($)(5)
Anastasio	0	15,364	63,907	0	381,892
Blank	0	5,457	180,874	0	1,010,265
Bluntzer	0	5,571	2,847	0	15,211
Brattlof	0	2,172	1,165	0	6,527
Brown	0	11,498	686	0	12,258

Footnotes:

(1)	The executives made no contributions to these plans in 2009.
(2)	Amounts reported represent our contributions to our Excess Thrift Plan. All of the amounts included in this column are included within the amounts reported as “All Other Compensation” for 2009 in the Summary Compensation Table.
(3)	Amounts include the earnings (excluding dividends, if any), if any, of the executives’ respective account in (as applicable) our Excess Thrift Plan and our Frozen Nonqualified 401(k) Plan.
(4)	The executives made no withdrawals from and received no distributions under our plans in 2009.
(5)	Amounts include the aggregate balance, if any, of the executives’ respective account in (as applicable) our Excess Thrift Plan and our Frozen Nonqualified 401(k) Plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Each of our named executive officers has entered into a Change of Control Severance Agreement with NuStar Energy and NuStar GP, LLC. These agreements seek to assure the continued availability of these executives in the event of a “change of control” (described below) of NuStar. When determining the amounts and benefits payable under the agreements, the Compensation Committee sought to secure compensation that is competitive in our market in order to recruit and retain executive officer talent. Consideration was given to the principal economic terms found in written employment and change of control agreements of other publicly traded companies.

When a change of control occurs, the agreement becomes operative for a fixed three-year period. The agreements provide generally that the executive’s terms of employment will not be adversely changed during the three-year period after a change of control. In addition, outstanding unit options held by the executive will automatically vest, restrictions applicable to outstanding restricted units held by the executive will lapse, and all unvested performance units held by the executive will fully vest and become payable at 200% of target. The executives are also entitled to receive a payment in an amount sufficient to make the executive whole for any excise tax on excess parachute payments imposed under Section 4999 of the Code. Each agreement subjects the executive to obligations of confidentiality, both during the term and after termination, for secret and confidential information relating to NuStar Energy, NuStar GP, LLC and their affiliates (as defined in the agreement) that the executive acquired during his or her employment.

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

In the agreements, “cause” is defined to mean, generally, the willful and continued failure of the executive to perform substantially the executive’s duties, or the willful engaging by the executive in illegal or gross misconduct that is materially and demonstrably injurious to the company. “Good reason” is defined to mean, generally:

•	a diminution in the executive’s position, authority, duties and responsibilities,

•	failure of the successor of NuStar to assume and perform under the agreement, and

•	relocation of the executive or increased travel requirements.

SEC regulations require us to disclose potential payments to an executive in connection with his or her termination or a change of control of NuStar. We have elected to use the following table to make the required disclosures. Except as noted, values assumes that a change of control occurred on December 31, 2009, and that the executive’s employment was terminated on that date.

Under the change of control agreements, if an executive officer’s employment is terminated for “cause,” the officer will not receive any benefits or compensation other than any accrued salary or vacation pay that remained unpaid through the date of termination, and, therefore, there is no presentation of termination for “cause” below.

PAYMENTS UNDER CHANGE OF CONTROL SEVERANCE AGREEMENTS

Executive Benefits and Payments	Termination of Employment by the Company Other Than for “Cause” or Disability, or by the Executive for “Good Reason” (2)	Termination of Employment because of Death or Disability (3)	Termination by the Executive Other Than for “Good Reason” (4)	Continued Employment Following Change of Control (5)
Salary (1)
Anastasio	$1,421,400	$0	$0	$0
Blank	681,800	0	0	0
Bluntzer	611,000	0	0	0
Brattlof	579,200	0	0	0
Brown	611,000	0	0	0

Bonus (1)
Anastasio	$1,179,360	$393,120	$393,120	$0
Blank	477,048	238,524	238,524	0
Bluntzer	390,000	195,000	195,000	0
Brattlof	390,000	195,000	195,000	0
Brown	390,000	195,000	195,000	0

Pension, Excess Pension, and SERP Benefits
Anastasio	$589,534	$0	$0	$0
Blank	225,641	0	0	0
Bluntzer	321,781	0	0	0
Brattlof	117,421	0	0	0
Brown	160,283	0	0	0

Contributions under Defined Contribution Plans
Anastasio	$156,046	$0	$0	$0
Blank	69,531	0	0	0
Bluntzer	60,060	0	0	0
Brattlof	58,152	0	0	0
Brown	60,060	0	0	0

Health and Welfare Plan Benefits (6)
Anastasio	$77,163	$0	$0	$0
Blank	47,702	0	0	0
Bluntzer	33,668	0	0	0
Brattlof	43,426	0	0	0
Brown	30,114	0	0	0

Accelerated Vesting of Unit Options (7)
Anastasio	$748	$748	$748	$748
Blank	349	349	349	349
Bluntzer	275	275	275	275
Brattlof	0	0	0	0
Brown	0	0	0	0

Accelerated Vesting of Restricted Units (8)
Anastasio	$1,517,909	$1,517,909	$1,517,909	$1,517,909
Blank	620,799	620,799	620,799	620,799
Bluntzer	543,878	543,878	543,878	543,878
Brattlof	503,551	503,551	503,551	503,551
Brown	522,452	522,452	522,452	522,452

Executive Benefits and Payments	Termination of Employment by the Company Other Than for “Cause” or Disability, or by the Executive for “Good Reason” (2)	Termination of Employment because of Death or Disability (3)	Termination by the Executive Other Than for “Good Reason” (4)	Continued Employment Following Change of Control (5)
Accelerated Vesting of Performance Units (9)
Anastasio	$966,319	$966,319	$966,319	$966,319
Blank	396,780	396,780	396,780	396,780
Bluntzer	344,899	344,899	344,899	344,899
Brattlof	303,505	303,505	303,505	303,505
Brown	317,526	317,526	317,526	317,526

280G Tax Gross-Up (10)
Anastasio	$0	$0	$0	$0
Blank	0	0	0	0
Bluntzer	1,159,396	0	0	0
Brattlof	0	0	0	0
Brown	0	0	0	0

Totals
Anastasio	$5,908,479	$2,878,096	$2,878,096	$2,878,096
Blank	2,519,650	1,176,944	1,176,944	1,176,944
Bluntzer	3,464,656	1,019,051	1,019,051	1,019,051
Brattlof	1,995,255	937,056	937,056	937,056
Brown	2,091,435	969,978	969,978	969,978

Footnotes:

(1)	Per SEC regulations, for purposes of this analysis we assumed each executive’s compensation at the time of each triggering event to be as stated below. The listed salary is the executive’s actual annualized rate of pay as of December 31, 2009. The listed bonus amount represents the highest bonus earned by the executive in any of the fiscal years 2007, 2008 or 2009 (the three years prior to the assumed change of control):

Name	Annual salary	Bonus
Anastasio	$473,800	$393,120
Blank	340,900	238,524
Bluntzer	305,500	195,000
Brattlof	289,600	195,000
Brown	305,500	195,000

(2)	The change of control agreements provide that if the company terminates the executive officer’s employment (other than for “cause,” death or “disability,” as defined in the agreement) or if the executive officer terminates his or her employment for “good reason,” as defined in the agreement, the executive is generally entitled to receive the following:

(A) a lump sum cash payment equal to the sum of:

(i)	accrued and unpaid compensation through the date of termination, including a pro-rata annual bonus (for this table, we assumed that the executive officers’ bonuses for the year of termination were paid at year end);

(ii)	two times the sum of the executive officer’s (three times for Mr. Anastasio) annual base salary plus the executive officer’s highest annual bonus from the past three years,

(iii)	the amount of the actuarial present value of the pension benefits (qualified and nonqualified) the executive would have received for an additional two years of service (three years for Mr. Anastasio), and (iv) the equivalent of two years (three years for Mr. Anastasio) of employer contributions under NuStar GP, LLC’s tax-qualified and supplemental defined contribution plans; and

(B) continued welfare benefits for two years (three years for Mr. Anastasio).

(3)	If the executive’s employment is terminated by reason of his death or disability, then his or her estate or beneficiaries will be entitled to receive a lump sum cash payment equal to any accrued and unpaid salary and vacation pay plus a bonus equal to the highest bonus earned by the executive in the prior three years (prorated to the date of termination). In this example, the termination of employment was deemed to occur on the last day of the year; thus a full year’s bonus is shown in the table. In addition, in the case of disability, the executive would be entitled to any disability and related benefits at least as favorable as those provided by NuStar GP, LLC under its plans and programs during the 120-days prior to the executive’s termination of employment.
(4)	If the executive voluntarily terminates his employment other than for “good reason,” then he or she will be entitled to a lump sum cash payment equal to any accrued and unpaid salary and vacation pay plus a bonus equal to the highest bonus earned by the executive in the prior three years (prorated to the date of termination). In this example, the termination of employment was deemed to occur on the last day of the year; thus a full year’s bonus is shown in the table.
(5)	The change of control agreements provide for a three-year term of employment following a change of control. The agreements generally provide that the executive will continue to enjoy compensation and benefits on terms at least as favorable as in effect prior to the change of control. In addition, all outstanding equity incentive awards will automatically vest on the date of the change of control.
(6)	The executive is entitled to coverage under the welfare benefit plans (e.g., health, dental, etc.) for two years following the date of termination (three years for Mr. Anastasio).
(7)	The amounts stated in the table below represent the gross value of previously unvested unit options derived by multiplying (x) the difference between (as applicable) $56.09 (the closing price of NuStar Energy L.P.’s units on the NYSE on December 31, 2009) or $26.92 (the closing price of NuStar GP Holdings, LLC’s units on the NYSE on December 31, 2009), and the options’ exercise prices, times (y) the number of unvested unit options.

Name	Gross Value of Previously Unvested Options

Anastasio	-263,741

Blank	-191,533

Bluntzer	-163,308

Brattlof	-175,371

Brown	-179,371

(8)	The amounts stated in the table represent the gross value of previously unvested restricted units, derived by multiplying (x) the number of units whose restrictions lapsed because of the change of control, times (y) (as applicable) $56.09 (the closing price of NuStar Energy L.P.’s units on the NYSE on December 31, 2009) or $26.92 (the closing price of NuStar GP Holdings, LLC’s units on the NYSE on December 31, 2009).
(9)	The amounts stated in the table represent the product of (x) the number of performance units whose vesting was accelerated because of the change of control, times 200%, times (y) $56.09 (the closing price of NuStar Energy L.P.’s units on the NYSE on December 31, 2009).
(10)	If any payment or benefit is determined to be subject to an excise tax under Section 4999 of the Code, the executive is entitled to receive an additional payment to adjust for the incremental tax cost of the payment or benefit.

COMPENSATION OF DIRECTORS

DIRECTOR COMPENSATION (2009)

The following table provides a summary of compensation paid for the year ended December 31, 2009, to the Board. The table shows amounts earned by such persons for services rendered to NuStar GP, LLC in all capacities in which they served.

Name and Principal Position	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William E. Greehey	98,000	74,971	0	0	n/a	0	172,971
Curtis V. Anastasio	(2)	(2)	(2)	(2)	(2)	(2)	(2)
J. Dan Bates	75,750	49,999	0	0	n/a	0	125,749
Dan J. Hill	75,750	49,999	0	0	n/a	0	125,749
Stan L. McLelland	51,750	49,999	0	0	n/a	0	101,749
Rodman D. Patton	75,000	49,999	0	0	n/a	0	124,999

(1)	In addition to the fees paid according to the non-employee director compensation described below, the amounts disclosed in this column include reimbursement for expenses for transportation to and from Board meetings and lodging while attending meetings.
(2)	Mr. Anastasio is not compensated for his service as a director of NuStar GP, LLC. His compensation for his services as President and CEO are included above in the Summary Compensation Table.
(3)	The amounts reported represent the grant date fair value for the grant of restricted NuStar Energy L.P. units for the fiscal year ended December 31, 2009. Please see “Compensation Discussion and Analysis- Impact of Accounting and Tax Treatment- Accounting Treatment” above in this item for more information.

As of December 31, 2009, each director holds the following aggregate number of restricted unit and option awards:

Name	Aggregate # of Restricted Units	Aggregate # of Unit Options
William E. Greehey	2,368	0
Curtis V. Anastasio	*	*
J. Dan Bates	1,907	0
Dan J. Hill	1,907	0
Stan L. McLelland	1,907	0
Rodman D. Patton	1,907	0

*	Mr. Anastasio’s aggregate holdings are disclosed above in the Outstanding Equity Awards at December 31, 2009.

During 2009, non-employee directors received a retainer fee of $45,000 per year, plus $1,250 for each Board and committee meeting attended in person and $500 for each Board and committee meeting attended telephonically. Directors who serve as chairperson of a committee receive an additional $10,000 annually. Each director is also reimbursed for expenses of meeting attendance. Directors who are employees of NuStar GP, LLC receive no compensation (other than reimbursement of expenses) for serving as directors. The Chairman of the Board receives an additional retainer fee of $50,000 per year. The Chairman of the Board receives no fees for attending committee meetings.

NuStar GP, LLC supplements the compensation paid to non-employee directors other than the Chairman of the Board with an annual grant of restricted NuStar Energy L.P. units valued at $50,000 that vests in equal annual installments over a three-year period. The Chairman of the Board receives an annual grant of restricted NuStar Energy L.P. units valued at $75,000 that vests in equal annual installments over a three-year period. We believe this annual grant of restricted units increases the non-employee directors’ identification with the interests of NuStar Energy L.P.’s unitholders through ownership of NuStar Energy L.P. units. Upon a non-employee director’s initial election to the Board, the director will receive a grant of restricted units equal to the pro-rated amount of the annual grant of restricted units from the time of his or her election through the next annual grant of restricted units.

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

Compensation Committee

The Compensation Committee reviews and reports to the Board on matters related to compensation strategies, policies and programs, including certain personnel policies and policy controls, management development, management succession and benefit programs. The Compensation Committee also approves and administers NuStar Energy’s equity compensation plans and incentive bonus plan. The Board has adopted a written charter for the Compensation Committee. The members of the Compensation Committee are Dan J. Hill (Chairman), J. Dan Bates and Rodman D. Patton, none of whom is a current or former employee or officer of NuStar GP, LLC. The Compensation Committee met five times in 2009.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks. None of Mr. Hill, Mr. Bates or Mr. Patton has served as an officer or employee of NuStar GP, LLC. Furthermore, except for compensation arrangements disclosed in this annual report on Form 10-K, NuStar Energy has not participated in any contracts, loans, fees, awards or financial interests, direct or indirect, with any committee member, nor is NuStar Energy aware of any means, directly or indirectly, by which a committee member could receive a material benefit from NuStar Energy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth ownership of NuStar Energy L.P. units and NuStar GP Holdings, LLC units by directors and executive officers of NuStar GP, LLC as of December 31, 2009. Unless otherwise indicated in the notes to the table, each of the named persons and members of the group has sole voting and investment power with respect to the units shown:

Name of Beneficial Owner(a)	Units Beneficially Owned (b)(c)	Units under Exercisable Options(d)	Percentage of Outstanding Units(c)	NuStar GP Holdings, LLC Units Beneficially Owned	NuStar GP Holdings, LLC Units under Exercisable Options	Percentage of Outstanding Units(e)
William E. Greehey	723,871	0	1.20%	6,945,276	0	16.32%

Curtis V. Anastasio	62,216	62,785	*	65,415	0	*

J. Dan Bates	4,682	0	*	2,000	0	*

Dan J. Hill	8,079	0	*	8,000	0	*

Stan McLelland	5,491	0	*	16,724	0	*

Rodman D. Patton	12,229	0	*	10,000	0	*

Bradley C. Barron	9,359	4,515	*	8,298	0	*

Steven A. Blank	28,584	31,096	*	42,647	0	*

James R. Bluntzer	12,903	16,400	*	30,235	0	*

Paul R. Brattlof	10,749	680	*	7,956	0	*

Mary Rose Brown	11,011	680	*	47,500	0	*

Daniel S. Oliver	5,528	400	*	1,710	0	*

Thomas R. Shoaf	5,222	3,460	*	4,205	0	*

All directors and officers as a group (13)	889,924	120,016	1.69%	7,189,966	0	16.90%

*	Indicates that the percentage of beneficial ownership does not exceed 1% of the class.

(a)	The business address for all beneficial owners listed above is 2330 North Loop 1604 West, San Antonio, Texas 78248.
(b)	As of December 31, 2009, 60,210,549 NuStar Energy L.P. units were issued and outstanding. There are no classes of equity securities of NuStar Energy outstanding other than the units. The calculation for Percentage of Outstanding units includes units listed under the captions “Units Beneficially Owned” and “Units under Exercisable Options.”
(c)	This column includes units issued under NuStar Energy’s long-term incentive plans. Restricted units granted under NuStar GP, LLC’s long-term incentive plans are rights to receive NuStar Energy L.P. units upon vest and, as such, may not be disposed of or voted until vested. The column does not include units that could be acquired under options, which information is set forth in the next column.
(d)	This column discloses units that may be acquired within 60 days of December 31, 2009 through the exercise of unit options.
(e)	As of December 31, 2009, 42,548,983 NuStar GP Holdings, LLC’s units were issued and outstanding. No executive officer or director owns any class of equity securities of NuStar GP Holdings other than common units. The calculation for Percentage of Outstanding Units includes units listed under the captions “NuStar GP Holdings, LLC Units Beneficially Owned” and “NuStar GP Holdings, LLC Units under Exercisable Options.”

Except as otherwise indicated, the following table sets forth certain information as of December 31, 2009 with respect to each entity known to us to be the beneficial owner of more than 5% of our outstanding units.

Name and Address of Beneficial Owner	Units	Percentage of Units (b)

NuStar GP Holdings(a) 2330 North Loop 1604 West San Antonio, Texas 78248	10,257,207	17.0%

(a)	NuStar GP Holdings owns the units through its wholly owned subsidiaries, NuStar GP, LLC and Riverwalk Holdings, LLC. NuStar GP Holdings controls voting and investment power of the units through these wholly owned subsidiaries.
(b)	Assumes 60,210,549 units outstanding.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about NuStar GP, LLC’s equity compensation plans, which are described in further detail in Note 17 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data:”

Plan categories	Number of Securities to be issued upon exercise of outstanding unit options, warrants and rights(1)	Weighted-Average exercise price of outstanding unit options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans

Equity Compensation Plans approved by security holders	1,205,606	50.91	294,394

Equity Compensation Plans not approved by security holders	444,423	47.91	255,577(2)

(1)	Grants under NuStar GP, LLC’s long-term incentive plans do not dilute the interests of NuStar Energy L.P. unitholders. Upon the vest of a restricted unit or the exercise of a unit option granted under NuStar GP, LLC’s plan, NuStar GP, LLC purchases a NuStar Energy L.P. unit to satisfy that vest or exercise on the open market. No new NuStar Energy L.P. units are issued to satisfy vesting restricted units or exercises of unit options.
(2)	As of December 31, 2009, options to purchase 765 NuStar Energy L.P. units remained available for grant under the 2002 Unit Option Plan. As of December 31, 2009, 254,812 units remained available for grant under the 2003 Employee Unit Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH MANAGEMENT AND OTHERS

In January 2007, our Board adopted a written related person transaction policy that codifies our prior practice. For purposes of the policy, a related person transaction is one that is not available to all employees generally or involves less than $10,000 when aggregated with similar transactions. The policy requires that any related person transaction between NuStar Energy or NuStar GP, LLC and: (i) any vice president, Section 16 officer or director, (ii) any 5% or greater unitholder of NuStar Energy, its controlled affiliates or NuStar GP Holdings, (iii) any immediate family member of any officer or director, or (iv) any entity controlled by any of (i), (ii) or (iii) (or in which any of (i), (ii) or (iii) owns more than 5%) must be approved by the disinterested members of the Board. In addition, the policy requires that the officers and directors have an affirmative obligation to inform our Corporate Secretary of his or her immediate family members, as well as any entities in which he or she controls or owns more than 5%.

Please see “Executive Compensation, Potential Payments upon Termination or Change in Control” for a discussion of NuStar Energy’s Change of Control Agreements with the named executive officers.

On December 10, 2007, NuStar Logistics, L.P., our wholly owned subsidiary, entered into a non-exclusive Aircraft Time Sharing Agreement (the Time Share Agreement) with William E. Greehey, Chairman of our Board. The Time Share Agreement provides that NuStar Logistics, L.P. will sublease the aircraft to Mr. Greehey on an “as needed and as available” basis, and will provide a fully qualified flight crew for all Mr. Greehey’s flights. Mr. Greehey will pay NuStar Logistics an amount equal to the maximum amount of expense reimbursement permitted in accordance with Section 91.501(d) of the Aeronautics Regulations of the Federal Aviation Administration and the Department of Transportation, which expenses include and are limited to: fuel oil, lubricants, and other additives; travel expenses of the crew, including food, lodging and ground transportation; hangar and tie down costs away from the aircraft’s base of operation; insurance obtained for the specific flight; landing fees, airport taxes and similar assessments; customs, foreign permit, and similar fees directly related to the flight; in-flight food and beverages; passenger ground transportation; flight planning and weather contract services; and an additional charge equal to 100% of the costs of the fuel oil, lubricants, and other additives. The Time Share Agreement has an initial term of two years, after which the Time Share Agreement will automatically renew for one-year terms until terminated by either party. The Time Share Agreement was approved by the disinterested members of the Board on December 5, 2007. The Time Share Agreement was amended, as of September 4, 2009, to reflect the addition of another aircraft.

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

On April 24, 2008, the independent directors of NuStar GP, LLC approved the adoption of a Services Agreement, effective January 1, 2008, between NuStar GP, LLC and NuStar Energy (the Services Agreement). The Services Agreement provides that NuStar GP, LLC will furnish all services necessary for the conduct of the business of NuStar Energy, and NuStar Energy will reimburse NuStar GP, LLC for all payroll and related benefit costs, including pension and unit-based compensation costs, other than the expenses allocated to NuStar Holdings (the Holdco Administrative Services Expense). For fiscal year 2009, the Holdco Administrative Services Expense was equal to $1.35 million. For the 2010 fiscal year and each fiscal year thereafter, the Holdco Administrative Services Expense is equal to $1.1 million (as adjusted), plus 1.0% of NuStar GP, LLC’s domestic employee bonus and unit compensation expense for the applicable fiscal year. The Holdco Administrative Services expense is subject to adjustment (a) by an annual amount equal to NuStar GP, LLC’s annual merit increase percentage for the most recently completed contract year and (b) for changed levels of services due to expansion of operations through, among other things, expansion of operations, acquisitions or the construction of new businesses or assets. The Services Agreement will terminate December 31, 2012, with automatic two-year renewals unless terminated by either party on six months’ written notice.

RIGHTS OF NUSTAR GP HOLDINGS

Due to its ownership of NuStar GP, LLC and Riverwalk Holdings, LLC, as of December 31, 2009, NuStar GP Holdings indirectly owns:

•	the 2% general partner interest in NuStar Energy, through its indirect 100% ownership interest in Riverwalk Logistics, L.P.;

•	100% of the incentive distribution rights issued by us, which entitles NuStar GP Holdings to receive increasing percentages of the cash we distribute, currently at the maximum percentage of 23%; and

•	10,257,207 NuStar Energy L.P. units representing 17.0% of the issued and outstanding NuStar Energy common units.

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

DIRECTOR INDEPENDENCE

Our business is managed under the direction of the Board of NuStar GP, LLC, the general partner of Riverwalk Logistics, L.P., the general partner of NuStar Energy. The Board conducts its business through meetings of the Board and its committees. During 2009, the Board held six meetings. No member of the Board attended less than 75% of the meetings of the Board and committees of which he was a member.

The Board has standing Audit and Compensation Committees. Each committee has a written charter. The committees of the Board and the number of meetings held by the committees in 2009 are described below.

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

William E. Greehey, Chairman of the Board, retired as CEO of Valero Energy at the end of 2005. He remained Chairman of Valero Energy’s board of directors until January 2007. Mr. Greehey also serves as the Chairman of the NuStar GP Holdings board of directors and owns 16.32% of NuStar GP Holdings.

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

The Audit and Compensation committees of the Board are each composed entirely of directors who meet the independence requirements of the NYSE listing standards. Each member of the Audit Committee also meets the additional independence standards for Audit Committee members set forth in the regulations of the SEC. For further information about the committees, see also Item 10 and Item 11 above.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG FEES FOR FISCAL YEAR 2009

Audit Fees

The aggregate fees for fiscal year 2009 for professional services rendered by KPMG for the audit of the annual financial statements for the year ended December 31, 2009 included in this Form 10-K, review of NuStar Energy’s interim financial statements included in NuStar Energy’s 2009 Forms 10-Q, the audit of the effectiveness of NuStar Energy’s internal control over financial reporting as of December 31, 2009 and related services that are normally provided by the principal auditor (e.g., comfort letters and assistance with review of documents filed with the SEC) were $1,994,200.

Audit-related Fees

The aggregate fees for the fiscal year 2009 for assurance and related services rendered by KPMG that are reasonably related to the performance of the audit or review of NuStar Energy’s financial statements and not reported in the preceding caption were $0.

Tax Fees

The aggregate fees for the fiscal year 2009 for professional services rendered by KPMG for tax compliance, tax advice and tax planning were $0.

All Other Fees

The aggregate fees for the fiscal year 2009 for services rendered by KPMG, other than the services reported under the preceding captions, were $0.

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

None of the services (described above) for 2008 or 2009 provided by KPMG were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following consolidated financial statements of NuStar Energy L.P. and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

Management’s Report on Internal Control over Financial Reporting

Reports of independent registered public accounting firm (KPMG LLP)

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

	(3)	Exhibits

Filed as part of this Form 10-K are the following:

Exhibit Number	Description	Incorporated by Reference to the Following Document

2.01	Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P., Riverwalk Logistics, L.P., Valero GP, LLC, VLI Sub A LLC and Kaneb Services LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed November 4, 2004 (File No. 001-16417), Exhibit 99.1

2.02	Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P., Riverwalk Logistics, L.P., Valero GP, LLC, VLI Sub B LLC and Kaneb Pipe Line Partners, L.P. and Kaneb Pipe Line Company LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed November 4, 2004 (File No. 001-16417), Exhibit 99.2

3.01	Certificate of Formation of UDS Logistics, LLC	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed on March 31, 2006 (File No. 333-132917), Exhibit 3.01

3.02	Certificate of Amendment to Certificate of Formation of UDS Logistics, LLC	NuStar GP Holdings, LLC’s Registration Statement on Form S-1 filed on March 31, 2006 (File No. 333-132917), Exhibit 3.03

3.03	Amended and Restated Certificate of Limited Partnership of Valero L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.3

3.04	Amendment to Amended and Restated Certificate of Limited Partnership of Valero L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-16417), Exhibit 3.01

Exhibit Number	Description	Incorporated by Reference to the Following Document

3.05	Third Amended and Restated Agreement of Limited Partnership of Valero L.P.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 3.1

3.06	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Valero L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2003 (File No. 001-16417), Exhibit 4.3

3.07	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of July 1, 2005	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.01

3.08	Certificate of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.4

3.09	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.5

3.10	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-16417, Exhibit 3.03

3.11	Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.9

3.12	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Valero Logistics Operations, L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.10

3.13	Certificate of Limited Partnership of Riverwalk Logistics, L.P.	NuStar Energy L.P.’s Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.7

3.14	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

3.15	Certificate of Formation of Valero GP, LLC	NuStar Energy L.P.’s Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.9

3.16	Amendment to Certificate of Formation of Valero GP, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-16417, Exhibit 3.02

Exhibit Number	Description	Incorporated by Reference to the Following Document

3.17	Certificate of Amendment to Certificate of Formation of Valero GP, LLC	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.14

3.18	First Amended and Restated LLC Agreement of Shamrock Logistics GP, LLC	NuStar Energy L.P.’s Registration Statement on Form S-1 (File No. 333-43668), Exhibit 3.10

3.19	First Amendment to First Amended and Restated Limited Liability Company Agreement of Valero GP, LLC	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.15

3.20	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P.	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

4.01	Indenture, dated July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.1

4.02	First Supplemental Indenture, dated as of July 15, 2002, to Indenture dated July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to 6 7/8% Senior Notes Due 2012	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.2

4.03	Second Supplemental Indenture, dated as of March 18, 2003, to Indenture dated July 15, 2002, as amended and supplemented by a First Supplemental Indenture thereto dated as of July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee (including, form of global note representing $250,000,000 6.05% Senior Notes due 2013)	NuStar Energy L.P.’s Current Report on Form 8-K filed May 9, 2003 (File No. 001-16417), Exhibit 4.1

4.04	Third Supplemental Indenture, dated as of July 1, 2005, to Indenture dated July 15, 2002, as amended and supplemented, among Valero Logistics Operations, L.P.; Valero L.P.; Kaneb Pipe Line Operating Partnership, L.P.; and The Bank of New York	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.02

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.05	Instrument of Resignation, Appointment and Acceptance, dated March 31, 2008, among NuStar Logistics, L.P., NuStar Energy L.P., Kaneb Pipeline Operating Partnership, L.P. The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 4.05

4.06	Indenture, dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (Senior Debt Securities)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.03

4.07	First Supplemental Indenture, dated as of February 21, 2002, to Indenture dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 7.750% Senior Unsecured Notes due 2012)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.04

4.08	Second Supplemental Indenture, dated as of August 9, 2002 and effective as of April 4, 2002, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P.; Statia Terminals Canada Partnership; and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.05

4.09	Third Supplemental Indenture, dated and effective as of May 16, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P.; Statia Terminals Canada Partnership; and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.06

4.10	Fourth Supplemental Indenture, dated and effective as of May 27, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 5.875% Senior Unsecured Notes due 2013)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.07

4.11	Fifth Supplemental Indenture, dated and effective as of July 1, 2005, to Indenture dated as of February 21, 2002, as amended and supplemented, among Kaneb Pipe Line Operating Partnership, L.P.; Valero L.P.; Valero Logistics Operations, L.P.; and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.08

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.12	Instrument of Resignation, Appointment and Acceptance, dated June 30, 2008, among NuStar Pipeline Operating Partnership L.P., NuStar Energy L.P., NuStar Logistics, L.P. The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 4.12

4.13	Registration Rights Agreement, dated March 18, 2003, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and the initial purchasers of Valero Logistics Operations, L.P. 6.05% Senior Notes due 2013	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (File No. 001-16417), Exhibit 10.10

10.01	5-Year Revolving Credit Agreement dated as of December 10, 2007 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Suntrust Bank, as Syndication Agent, and Barclays Bank PLC and Mizuho Corporate Bank Ltd., as Co-Documentation Agents	NuStar Energy L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16417), Exhibit 10.01

+10.02	NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, amended and restated as of April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-16417), Exhibit 10.03

+10.03	Form of Unit Option Agreement under the Amended and Restated 2003 Employee Unit Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.11

+10.04	NuStar GP, LLC Amended and Restated 2002 Unit Option Plan, amended and restated as of April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-16417), Exhibit 10.02

+10.05	NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-16417), Exhibit 10.01

+10.06	Form of Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.03

+10.07	Form of Unit Option Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.02

+10.08	Form of Performance Unit Agreement under the NuStar GP, LLC Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 26, 2006 (File No. 001-16417), Exhibit 10.02

+10.09	Form of Amended and Restated Performance Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed December 8, 2009 (File No. 001-16417), Exhibit 10.02

+10.10	Omnibus Amendment to Form of Amended and Restated Performance Unit Agreements under the NuStar GP LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed February 2, 2010 (File No. 001-16417), Exhibit 10.03

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.11	Form of Performance Unit Agreement under the Second Amended and Restated 2000 Long-Term Incentive Plan	*

+10.12	Form of Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.02

+10.13	NuStar Energy L.P. Bonus Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.18

+10.14	Change of Control Severance Agreement by and among Valero GP, LLC, Valero L.P. and Curtis V. Anastasio, dated November 6, 2006.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.05

+10.15	Form of Change of Control Severance Agreement by and among Valero GP, LLC, Valero L.P. and each of the other executive officers of Valero GP, LLC	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.06

10.16	Non-Compete Agreement between Valero GP Holdings, LLC, Valero L.P., Riverwalk Logistics, L.P. and Valero GP, LLC, effective as of July 19, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.03

10.17	Services Agreement, effective January 1, 2008, between NuStar GP, LLC and NuStar Energy L.P.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008 (File No. 001-16417), Exhibit 10.01

10.18	NuStar GP, LLC Excess Pension Plan, amended and restated effective January 1, 2008	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.29

10.19	NuStar GP, LLC Excess Thrift Plan, amended and restated effective January 1, 2008	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.30

10.20	NuStar GP, LLC Supplemental Executive Retirement Plan, amended and restated effective January 1, 2008	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.31

10.21	NuStar GP, LLC Short-Term Incentive Plan	NuStar Energy L.P.’s Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.4

10.22	NuStar GP, LLC Intermediate-Term Incentive Plan	NuStar Energy L.P.’s Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.9

Exhibit Number	Description	Incorporated by Reference to the Following Document

10.23	Sale and Purchase Agreement, dated as of November 5, 2007, by and between CITGO Asphalt Refining Company and NuStar Asphalt Refining, LLC	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.37

10.24	Amended and Restated Aircraft Time Sharing Agreement, dated as of September 4, 2009, between NuStar Logistics, L.P. and William E. Greehey	*

12.01	Statement of Computation of Ratio of Earnings to Fixed Charges	*

14.01	Code of Ethics for Senior Financial Officers	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2003 (File No. 001-16417), Exhibit 14.1

21.01	List of subsidiaries of NuStar Energy L.P.	*

23.01	Consent of KPMG LLP, dated February 26, 2010	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

31.01	Rule 13a-14(a) Certifications (under Section 302 of the Sarbanes-Oxley Act of 2002)	*

32.01	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)	*

99.01	Audit Committee Pre-Approval Policy	*

99.02	Report of Independent Registered Public Accountants, Balance Sheet—December 31, 2009 and Notes to Balance Sheet-- December 31, 2009 of NuStar GP Holdings, LLC	*

*	Filed herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(c) of Form 10-K.

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
February 26, 2010

By:	/s/ Steven A. Blank
(Steven A. Blank)
Senior Vice President, Chief Financial Officer and Treasurer
February 26, 2010

By:	/s/ Thomas R. Shoaf
(Thomas R. Shoaf)
Vice President and Controller
February 26, 2010

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

Signature	Title	Date

/s/ William E. Greehey	Chairman of the Board	February 26, 2010
(William E. Greehey)

/s/ Curtis V. Anastasio	President, Chief Executive	February 26, 2010
(Curtis V. Anastasio)	Officer and Director (Principal Executive Officer)

/s/ Steven A. Blank	Senior Vice President,	February 26, 2010
(Steven A. Blank)	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Thomas R. Shoaf	Vice President and Controller	February 26, 2010
(Thomas R. Shoaf)	(Principal Accounting Officer)

/s/ J. Dan Bates	Director	February 26, 2010
(J. Dan Bates)

/s/ Dan J. Hill	Director	February 26, 2010
(Dan J. Hill)

/s/ Stan McLelland	Director	February 26, 2010
(Stan McLelland)

/s/ Rodman D. Patton	Director	February 26, 2010
(Rodman D. Patton)