Form 10-Q
period 2010-03-31
NuStar Energy L.P.
filed 2010-05-06
CIK 1110805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common units outstanding as of May 1, 2010 was 60,210,549.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,150	$62,006
Accounts receivable, net of allowance for doubtful accounts of $1,342 and $1,351 as of March 31, 2010 and December 31, 2009, respectively	235,900	211,797
Inventories	503,869	387,794
Other current assets	45,115	73,122

Total current assets	805,034	734,719

Property, plant and equipment, at cost	3,768,942	3,721,904
Accumulated depreciation and amortization	(728,684)	(693,708)

Property, plant and equipment, net	3,040,258	3,028,196
Intangible assets, net	42,329	44,127
Goodwill	807,742	807,742
Investment in joint venture	69,343	68,728
Deferred income tax asset	14,360	13,893
Other long-term assets, net	79,180	77,268

Total assets	$4,858,246	$4,774,673

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$770	$770
Accounts payable	307,219	205,605
Payable to related party	20,595	10,639
Notes payable	—	20,000
Accrued interest payable	21,885	21,529
Accrued liabilities	37,761	64,651
Taxes other than income tax	15,489	15,534
Income tax payable	4,013	26

Total current liabilities	407,732	338,754

Long-term debt, less current portion	1,897,337	1,828,993
Long-term payable to related party	8,330	7,663
Deferred income tax liability	27,425	26,909
Other long-term liabilities	87,092	87,386
Commitments and contingencies (Note 5)

Partners’ equity:
Limited partners (60,210,549 common units outstanding as of March 31, 2010 and December 31, 2009)	2,371,154	2,423,689
General partner	52,240	53,469
Accumulated other comprehensive income	6,936	7,810

Total partners’ equity	2,430,330	2,484,968

Total liabilities and partners’ equity	$4,858,246	$4,774,673

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2010	2009
Revenues:
Service revenues	$189,295	$182,652
Product sales	756,234	451,352

Total revenues	945,529	634,004

Costs and expenses:
Cost of product sales	719,221	416,795
Operating expenses:
Third parties	87,493	72,562
Related party	33,844	30,760

Total operating expenses	121,337	103,322
General and administrative expenses:
Third parties	10,031	7,596
Related party	17,238	14,868

Total general and administrative expenses	27,269	22,464
Depreciation and amortization expense	37,929	35,989

Total costs and expenses	905,756	578,570

Operating income	39,773	55,434
Equity earnings from joint venture	3,015	2,313
Interest expense, net	(18,586)	(20,470)
Other income, net	301	8,604

Income before income tax expense	24,503	45,881
Income tax expense	4,800	6,526

Net income	$19,703	$39,355

Net income per unit applicable to limited partners (Note 10)	$0.19	$0.58

Weighted average limited partner units outstanding	60,210,549	54,460,549

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$19,703	$39,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	37,929	35,989
Amortization of debt related items	(1,908)	(1,707)
Provision for deferred income tax	616	2,967
Equity earnings from joint venture	(3,015)	(2,313)
Distributions of equity earnings from joint venture	2,400	1,500
Changes in current assets and current liabilities (Note 11)	(18,426)	(53,600)
Other, net	(50)	96

Net cash provided by operating activities	37,249	22,287

Cash Flows from Investing Activities:
Reliability capital expenditures	(11,259)	(5,942)
Strategic capital expenditures	(44,779)	(22,364)
Investment in other long-term assets	(1,096)	—
Proceeds from insurance settlement	—	8,109
Other	112	114

Net cash used in investing activities	(57,022)	(20,083)

Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	306,355	158,778
Proceeds from short-term debt borrowings	91,712	42,200
Long-term debt repayments	(229,871)	(115,390)
Short-term debt repayments	(111,712)	(43,787)
Distributions to unitholders and general partner	(73,392)	(65,838)
Decrease in cash book overdrafts	(4,622)	(9,114)
Other	(75)	—

Net cash used in financing activities	(21,605)	(33,151)

Effect of foreign exchange rate changes on cash	(478)	(1,562)

Net decrease in cash and cash equivalents	(41,856)	(32,509)
Cash and cash equivalents as of the beginning of the period	62,006	45,375

Cash and cash equivalents as of end of the period	$20,150	$12,866

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) wholly owns our general partner, Riverwalk Logistics, L.P., and owns an 18.7% total interest in us as of March 31, 2010.

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all disclosures made are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2010 and 2009 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Reclassifications

Certain previously reported amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.

2. NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (FASB) issued additional guidance that requires new disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements and additional information on the roll forward of Level 3 fair value measurements. This guidance also clarified the existing provisions on determining the appropriate classes of assets and liabilities to be reported and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This additional guidance is effective for interim and annual periods beginning after December 15, 2009, with the exception of the new requirements in the Level 3 roll forward, which will be effective for fiscal years beginning after December 15, 2010. We adopted these provisions effective January 1, 2010, and they did not have a material impact on our disclosures.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Variable Interest Entities

In June 2009, the FASB amended certain requirements related to variable interest entities (VIEs), including the requirements for determining whether an entity is a VIE or the primary beneficiary of a VIE. In addition, the amended requirements include additional disclosures about an entity’s involvement with a VIE. We adopted the amended requirements on January 1, 2010 without any effect to our financial position or results of operations.

3. INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2010	2009
	(Thousands of Dollars)
Crude oil	$118,559	$74,250
Finished products	374,715	302,980
Materials and supplies	10,595	10,564

Total	$503,869	$387,794

4. DEBT

Revolving Credit Agreement

During the three months ended March 31, 2010, we borrowed an aggregate $306.4 million under our $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement) to fund a portion of our capital expenditures and working capital requirements. Additionally, we repaid $229.9 million during the three months ended March 31, 2010. The 2007 Revolving Credit Agreement bears interest based on either an alternative base rate or a LIBOR based rate, which was 0.9% as of March 31, 2010. We had $552.3 million available for borrowing under the 2007 Revolving Credit Agreement as of March 31, 2010. Due to a covenant in our 2007 Revolving Credit Agreement that requires us to maintain, as of the end of each four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00, we may not be able to borrow the maximum available amount. As of March 31, 2010, the consolidated debt coverage ratio was 4.5x.

Lines of Credit

As of March 31, 2010, we had one short-term line of credit with an uncommitted borrowing capacity of up to $20.0 million. We had no outstanding borrowings on this line of credit as of March 31, 2010. During the three months ended March 31, 2010, we borrowed $91.7 million and repaid $111.7 million related to this line of credit.

5. COMMITMENTS AND CONTINGENCIES

Contingencies

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of March 31, 2010, we have accrued $0.4 million related to settled matters and $74.4 million for contingent losses. The amount that will ultimately be paid related to these matters may differ from the recorded accruals, and the timing of such payments is uncertain.

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the U.S. Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to us indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against us related to this matter, and we have not made any payments toward costs incurred by the DOJ. We are currently in settlement discussions with other potentially responsible parties and the DOJ, and a change in our estimate of this liability may occur in the near term. However, any settlement agreement that is reached must be approved by multiple parties and requires the approval of the bankruptcy court and the federal district court. We cannot currently estimate when or if a settlement will be finalized.

Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. Eres seeks to compel the Defendants to arbitrate a breach of contract claim in which Eres values its damages at approximately $78.1 million. CITGO and CARCO also contend that the NuStar Entities assumed the Eres contract, and have demanded that the NuStar Entities defend and indemnify them against Eres’ claims. Eres’ motion to compel arbitration and CITGO and CARCO’s indemnity claims are currently pending in the U.S. District Court for the Southern District of Texas. We intend to vigorously defend against these claims.

Department of Justice Matter. In February 2008, the DOJ advised us that the U.S. Environmental Protection Agency has requested that the DOJ initiate a lawsuit against NuPOP for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of our pipeline terminals located in Region VII, by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure Plans (SPCC) Plans at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. We cooperated fully with the DOJ’s investigation, and all required Facility Response Plans are now in place. On March 18, 2010, the DOJ filed a consent decree in the U.S. District Court for the District of Nebraska. Pursuant to the terms of the consent decree, we agreed to pay a penalty of $450,000 and implement a supplemental environmental project to install and operate tank monitoring and alarm systems at several of our facilities. The consent decree was entered by the court in late April 2010. Our payment is due in late May 2010.

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

The following assets and liabilities are measured at fair value on a recurring basis:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$1,163	$—	$—	$1,163
Other long-term assets, net:
Interest rate swaps	—	9,857	—	9,857
Accrued liabilities:
Commodity derivatives	(12,853)	—	—	(12,853)
Product imbalances	(5)	—	—	(5)

Total	$(11,695)	$9,857	$—	$(1,838)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$2,096	$—	$—	$2,096
Other long-term assets, net:
Interest rate swaps	—	8,623	—	8,623
Accrued liabilities:
Commodity derivatives	(30,788)	—	—	(30,788)
Product imbalances	(676)	—	—	(676)

Total	$(29,368)	$8,623	$—	$(20,745)

Product Imbalances

We use quoted market prices as of the reporting date to value our assets and liabilities related to product imbalances.

Interest Rate Swaps

We estimate the fair value of the interest rate swaps using discounted cash flows, which uses observable inputs such as time to maturity and market interest rates.

Commodity Derivatives

Our commodity derivative instruments consist of futures contracts and swaps traded on the NYMEX, and the fair values of these contracts are based on their quoted prices. We have consistently applied these valuation techniques in all periods presented. See Note 7. Derivatives, Financial Instruments and Risk Management Activities for a discussion of our derivative instruments.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments

We do not record our outstanding debt at fair value in our consolidated balance sheet. The estimated fair value and carrying amount of our debt was as follows:

	March 31,	December 31,
	2010	2009
	(Thousands of Dollars)
Fair value	$1,954,849	$1,877,373
Carrying amount	$1,898,107	$1,849,763

We estimated the fair values of our debt using a discounted cash flow analysis using current incremental borrowing rates for similar types of borrowing arrangements.

7. DERIVATIVES, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES

We utilize various derivative instruments to: (i) manage our exposure to commodity price risk, (ii) engage in a trading program and (iii) manage our exposure to interest rate risk. Our risk management policies and procedures are designed to monitor interest rates, NYMEX and over-the-counter positions, as well as physical volumes, grades, locations and delivery schedules to help ensure that our derivative activities address our market risks. We have a risk management committee that oversees our trading controls and procedures and certain aspects of commodity and trading risk management. Our risk management committee also reviews all new commodity and trading risk management strategies in accordance with our risk management policy, as approved by our board of directors.

Interest Rate Swaps

We are a party to certain interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. The interest rate swap agreements have an aggregate notional amount of $167.5 million. We account for the interest rate swaps as fair value hedges and recognize the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. The interest rate swap contracts qualify for the shortcut method of accounting. As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged debt. As of March 31, 2010, the weighted-average interest rate for our interest rate swaps was 2.5%.

Commodity Price Risk

We are exposed to commodity price risk with respect to our product inventories and related firm commitments to purchase and/or sell such inventories. We utilize futures contracts and swaps traded on the NYMEX to manage our exposure to changes in commodity prices, with the objective of stabilizing cash flows. We also enter into forward contracts in order to attempt to profit from market fluctuations.

The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short positions on an absolute basis, which totaled 13.3 million barrels and 11.8 million barrels as of March 31, 2010 and December 31, 2009, respectively.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other long-term assets, net	$9,857	$8,623	$—	$—
Commodity contracts	Accrued liabilities	—	3,797	(7,019)	(14,279)

Total		9,857	12,420	(7,019)	(14,279)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Accrued liabilities	8,924	9,766	(14,758)	(30,072)

Total Derivatives		$18,781	$22,186	$(21,777)	$(44,351)

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

No component of the associated derivative instruments’ gains or losses was excluded from our assessment of hedge ineffectiveness. The earnings impact of our derivative activity was as follows:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Three months ended March 31, 2010:
Interest rate swaps	Interest expense, net	$1,234	$(1,234)	$—
Commodity contracts	Cost of product sales	(1,327)	3,087	1,760

Total		$(93)	$1,853	$1,760

Three months ended March 31, 2009:
Interest rate swaps	Interest expense, net	$(1,415)	$1,415	$—
Commodity contracts	Cost of product sales	(1,265)	2,443	1,178

Total		$(2,680)	$3,858	$1,178

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Income Statement Location (a)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Thousands of Dollars)		(Thousands of Dollars)
Three months ended March 31, 2010:
Commodity contracts	$(880)	Cost of product sales	$(415)	$—

(a)	Amounts are included in specified location for both the gain (loss) reclassified from accumulated other comprehensive income (OCI) into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion).

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Three months ended March 31, 2010:
Commodity contracts	Cost of product sales	$1,066
Commodity contracts	Operating expenses	(10)

Total		$1,056

Three months ended March 31, 2009:
Commodity contracts	Cost of product sales	$109
Commodity contracts	Operating expenses	(781)

Total		$(672)

For derivatives designated as cash flow hedging instruments, once a hedged transaction occurs, we reclassify the effective portion from “Accumulated other comprehensive income” to “Cost of product sales.” As of March 31, 2010, we had a balance of $0.7 million in “Accumulated other comprehensive income,” all of which should be reclassified to

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

“Cost of product sales” within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows is under twelve months. We had no cash flow hedging instruments during the three months ended March 31, 2009.

As of March 31, 2010, we had $19.1 million of margin deposits related to our derivative instruments.

Concentration of Credit Risk

We are exposed to credit risk on our hedging instruments in the event of nonperformance by counterparties. However, because our hedging activities are transacted only with highly rated institutions, we do not anticipate nonperformance by any of these counterparties.

8. RELATED PARTY TRANSACTIONS

Our operations are managed by the general partner of our general partner, NuStar GP, LLC. Under a services agreement between NuStar Energy and NuStar GP, LLC, employees of NuStar GP, LLC perform services for our U.S. operations. Certain of our wholly owned subsidiaries employ persons who perform services for our international operations. All employees of NuStar GP, LLC provide services to both NuStar Energy and NuStar GP Holdings; therefore, we reimburse NuStar GP, LLC for all costs related to its employees, other than costs associated with NuStar GP Holdings.

We had a payable to NuStar GP, LLC of $20.6 million and $10.6 million, as of March 31, 2010 and December 31, 2009, respectively, with both amounts representing payroll, employee benefit plan expenses and unit-based compensation. We also had a long-term payable to NuStar GP, LLC as of March 31, 2010 and December 31, 2009 of $8.3 million and $7.7 million, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits.

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC:

	Three Months Ended March 31,
	2010	2009
	(Thousands of Dollars)
Operating expenses	$33,844	$30,760
General and administrative expenses	17,238	14,868

9. OTHER INCOME

Other income, net consisted of the following:

	Three Months Ended March 31,
	2010	2009
	(Thousands of Dollars)
Gain from insurance proceeds	$—	$7,225
Foreign exchange (losses) gains	(616)	1,223
Other	917	156

Other income, net	$301	$8,604

For the three months ended March 31, 2009, the gain from insurance proceeds results from insurance claims related to damage caused by Hurricane Ike primarily at our Texas City, Texas terminal in the third quarter of 2008.

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

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended March 31,
	2010	2009
	(Thousands of Dollars)
Net income applicable to general partner and limited partners’ interest	$19,703	$39,355
Less general partner incentive distribution	7,799	6,929

Net income after general partner incentive distribution	11,904	32,426
General partner interest	2%	2%

General partner allocation of net income after general partner incentive distribution	238	649
General partner incentive distribution	7,799	6,929

Net income applicable to general partner	$8,037	$7,578

Net Income per Unit

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the calculation of net income per unit:

	Three Months Ended March 31,
	2010	2009
	(Thousands of Dollars)
Net income	$19,703	$39,355
Less general partner distribution (including IDRs)	9,266	8,247
Less limited partner distribution	64,126	57,591

Distributions greater than earnings	$(53,689)	$(26,483)

General partner earnings:
Distributions	$9,266	$8,247
Allocation of distributions greater than earnings (2%)	(1,074)	(530)

Total	$8,192	$7,717

Limited partner earnings:
Distributions	$64,126	$57,591
Allocation of distributions greater than earnings (98%)	(52,615)	(25,953)

Total	$11,511	$31,638

Weighted average limited partner units outstanding	60,210,549	54,460,549

Net income per unit applicable to limited partners:
Distributions	$1.07	$1.06
Distributions greater than earnings	(0.88)	(0.48)

Total	$0.19	$0.58

Cash Distributions

In January 2010, we declared a quarterly cash distribution of $1.065 that was paid on February 12, 2010 to unitholders of record on February 5, 2010. This distribution related to the fourth quarter of 2009 and totaled $73.4 million. In April 2010, we declared a quarterly cash distribution of $1.065 per unit related to the first quarter of 2010. This distribution will be paid on May 14, 2010 to unitholders of record on May 7, 2010 and will total $73.4 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2010	2009
	(Thousands of Dollars)
General partner interest	$1,467	$1,318
General partner incentive distribution	7,799	6,929

Total general partner distribution	9,266	8,247
Limited partners’ distribution	64,126	57,591

Total cash distributions	$73,392	$65,838

Cash distributions per unit applicable to limited partners	$1.0650	$1.0575

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income

Our total comprehensive income was as follows:

	Three Months Ended March 31,
	2010	2009
	(Thousands of Dollars)
Net income	$19,703	$39,355
Foreign currency translation adjustment	(409)	(6,000)
Unrealized loss on cash flow hedges	(465)	—

Comprehensive income	$18,829	$33,355

11. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities are as follows:

	Three Months Ended March 31,
	2010	2009
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(24,587)	$21,397
Inventories	(115,921)	(117,974)
Other current assets	28,956	(8,216)
Increase (decrease) in current liabilities:
Accounts payable	106,271	65,483
Payable to related party	9,956	2,259
Accrued interest payable	358	(413)
Accrued liabilities	(26,967)	(15,253)
Taxes other than income tax	(6)	715
Income tax payable	3,514	(1,598)

Changes in current assets and current liabilities	$(18,426)	$(53,600)

Cash flows related to interest and income taxes were as follows:

	Three Months Ended March 31,
	2010	2009
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$21,922	$23,556
Cash paid for income taxes, net of tax refunds received	$4,374	$5,030

12. SEGMENT INFORMATION

Our reportable business segments consist of storage, transportation, and asphalt and fuels marketing. Our segments represent strategic business units that offer different services. We evaluate the performance of each segment based on its respective operating income, before general and administrative expenses and certain non-segmental depreciation and amortization expense. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal operations include terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. Intersegment revenues result from storage and throughput agreements at lease rates consistent with rates charged to third parties for storage and at pipeline tariff rates based upon the published tariff applicable to all shippers.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended March 31,
	2010	2009
	(Thousands of Dollars)
Revenues:
Storage:
Third party revenues	$114,413	$108,507
Intersegment revenues	12,219	9,295

Total storage	126,632	117,802
Transportation:
Third party revenues	74,882	74,145
Intersegment revenues	380	247

Total transportation	75,262	74,392
Asphalt and fuels marketing:
Third party revenues	756,234	451,352
Intersegment revenues	2,696	—

Total asphalt and fuels marketing	758,930	451,352
Consolidation and intersegment eliminations	(15,295)	(9,542)

Total revenues	$945,529	$634,004

Operating income (loss):
Storage	$42,888	$46,652
Transportation	33,757	36,529
Asphalt and fuels marketing	(7,896)	(4,488)
Consolidation and intersegment eliminations	(237)	331

Total segment operating income	68,512	79,024
Less general and administrative expenses	27,269	22,464
Less other depreciation and amortization	1,470	1,126

Total operating income	$39,773	$55,434

Total assets by reportable segment were as follows:

	March 31,	December 31,
	2010	2009
	(Thousands of Dollars)
Storage	$2,258,687	$2,234,651
Transportation	1,273,375	1,286,533
Asphalt and fuels marketing	1,227,037	1,121,448

Total segment assets	4,759,099	4,642,632
Other partnership assets	99,147	132,041

Total consolidated assets	$4,858,246	$4,774,673

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

Condensed Consolidating Balance Sheet

March 31, 2010

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$53	$2,402	$—	$17,695	$—	$20,150
Receivables, net	—	46,892	6,189	205,446	(22,627)	235,900
Inventories	—	1,642	1,826	502,829	(2,428)	503,869
Other current assets	63	7,261	1,291	36,500	—	45,115
Intercompany receivable	—	773,403	722,084	—	(1,495,487)	—

Current assets	116	831,600	731,390	762,470	(1,520,542)	805,034

Property, plant and equipment, net	—	958,131	621,740	1,460,387	—	3,040,258
Intangible assets, net	—	2,212	—	40,117	—	42,329
Goodwill	—	18,094	170,652	618,996	—	807,742
Investment in wholly owned subsidiaries	2,933,729	99,267	898,208	1,969,606	(5,900,810)	—
Investment in joint venture	—	—	—	69,343	—	69,343
Deferred income tax asset	—	—	—	14,360	—	14,360
Other long-term assets, net	49	22,547	26,361	30,223	—	79,180

Total assets	$2,933,894	$1,931,851	$2,448,351	$4,965,502	$(7,421,352)	$4,858,246

Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$770	$—	$—	$—	$770
Payables	971	16,041	14,492	318,937	(22,627)	327,814
Accrued interest payable	—	14,527	7,318	40	—	21,885
Accrued liabilities	823	7,869	3,811	25,265	(7)	37,761
Taxes other than income tax	—	4,144	3,048	8,297	—	15,489
Income tax payable	—	1,665	—	2,348	—	4,013
Intercompany payable	508,706	—	—	986,781	(1,495,487)	—

Current liabilities	510,500	45,016	28,669	1,341,668	(1,518,121)	407,732

Long-term debt, less current portion	—	1,344,271	521,148	31,918	—	1,897,337
Long-term payable to related party	—	1,765	—	6,565	—	8,330
Deferred tax liability	—	—	—	27,425	—	27,425
Other long-term liabilities	—	3,762	805	82,525	—	87,092
Total partners’ equity	2,423,394	537,037	1,897,729	3,475,401	(5,903,231)	2,430,330

Total liabilities and partners’ equity	$2,933,894	$1,931,851	$2,448,351	$4,965,502	$(7,421,352)	$4,858,246

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$53	$1,602	$—	$60,351	$—	$62,006
Receivables, net	—	38,973	6,771	176,778	(10,725)	211,797
Inventories	—	1,614	1,587	386,835	(2,242)	387,794
Other current assets	—	9,132	2,233	61,757	—	73,122
Intercompany receivable	—	806,005	713,451	—	(1,519,456)	—

Current assets	53	857,326	724,042	685,721	(1,532,423)	734,719

Property, plant and equipment, net	—	947,895	626,698	1,453,603	—	3,028,196
Intangible assets, net	—	2,247	—	41,880	—	44,127
Goodwill	—	18,094	170,652	618,996	—	807,742
Investment in wholly owned subsidiaries	2,986,970	118,299	873,422	1,907,118	(5,885,809)	—
Investment in joint venture	—	—	—	68,728	—	68,728
Deferred income tax asset	—	—	—	13,893	—	13,893
Other long-term assets, net	49	21,942	26,392	28,885	—	77,268

Total assets	$2,987,072	$1,965,803	$2,421,206	$4,818,824	$(7,418,232)	$4,774,673

Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$770	$—	$—	$—	$770
Payables	944	18,566	10,654	196,805	(10,725)	216,244
Notes payable	—	20,000	—	—	—	20,000
Accrued interest payable	—	12,996	8,490	43	—	21,529
Accrued liabilities	1,191	14,380	4,652	44,472	(44)	64,651
Taxes other than income tax	125	4,183	2,280	8,946	—	15,534
Income tax payable	—	1,271	—	(1,245)	—	26
Intercompany payable	507,654	—	—	1,011,806	(1,519,460)	—

Current liabilities	509,914	72,166	26,076	1,260,827	(1,530,229)	338,754

Long-term debt, less current portion	—	1,271,750	523,326	33,917	—	1,828,993
Long-term payable to related party	—	1,082	—	6,581	—	7,663
Deferred tax liability	—	—	—	26,909	—	26,909
Other long-term liabilities	—	3,923	883	82,580	—	87,386
Total partners’ equity	2,477,158	616,882	1,870,921	3,408,010	(5,888,003)	2,484,968

Total liabilities and partners’ equity	$2,987,072	$1,965,803	$2,421,206	$4,818,824	$(7,418,232)	$4,774,673

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended March 31, 2010

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$73,232	$35,364	$885,652	$(48,719)	$945,529
Costs and expenses	449	48,828	27,431	877,540	(48,492)	905,756

Operating income	(449)	24,404	7,933	8,112	(227)	39,773

Equity earnings in subsidiaries	20,151	(19,032)	24,787	37,494	(63,400)	—
Equity earnings from joint venture	—	—	—	3,015	—	3,015
Interest expense, net	1	(12,007)	(5,923)	(657)	—	(18,586)
Other income, net	—	575	12	(286)	—	301

Income before income tax expense	19,703	(6,060)	26,809	47,678	(63,627)	24,503
Income tax expense	—	393	—	4,407	—	4,800

Net income	$19,703	$(6,453)	$26,809	$43,271	$(63,627)	$19,703

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$72,413	$16,161	$10,348	$11,726	$(73,399)	$37,249

Cash flows from investing activities:
Capital expenditures	—	(22,216)	(1,694)	(32,128)	—	(56,038)
Investment in other long-term assets	—	—	—	(1,096)	—	(1,096)
Other	—	—	12	100	—	112

Net cash used in investing activities	—	(22,216)	(1,682)	(33,124)	—	(57,022)

Cash flows from financing activities:
Debt borrowings	—	398,067	—	—	—	398,067
Debt repayments	—	(341,583)	—	—	—	(341,583)
Distributions to unitholders and general partner	(73,392)	(73,392)	—	(7)	73,399	(73,392)
Net intercompany borrowings (repayments)	1,054	32,265	(8,666)	(24,653)	—	—
Decrease in cash book overdrafts	—	(3,267)	—	(1,355)	—	(4,622)
Other	(75)	—	—	—	—	(75)

Net cash (used in) provided by financing activities	(72,413)	12,090	(8,666)	(26,015)	73,399	(21,605)

Effect of foreign exchange rate changes on cash	—	(5,235)	—	4,757	—	(478)

Net increase (decrease) in cash and cash equivalents	—	800	—	(42,656)	—	(41,856)
Cash and cash equivalents as of the beginning of the period	53	1,602	—	60,351	—	62,006

Cash and cash equivalents as of the end of the period	$53	$2,402	$—	$17,695	$—	$20,150

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$65,175	$18,620	$751	$3,585	$(65,844)	$22,287

Cash flows from investing activities:
Capital expenditures	—	(9,274)	(3,898)	(15,134)	—	(28,306)
Proceeds from insurance settlement	—	—	—	8,109	—	8,109
Proceeds from sale or disposition of assets	—	90	—	24	—	114

Net cash used in investing activities	—	(9,184)	(3,898)	(7,001)	—	(20,083)

Cash flows from financing activities:
Debt borrowings	—	200,978	—	—	—	200,978
Debt repayments	—	(159,177)	—	—	—	(159,177)
Distributions to unitholders and general partner	(65,838)	(65,838)	—	(6)	65,844	(65,838)
Net intercompany borrowings (repayments)	663	30,996	2,883	(34,542)	—	—
Decrease in cash book overdrafts	—	(8,968)	—	(146)	—	(9,114)

Net cash (used in) provided by financing activities	(65,175)	(2,009)	2,883	(34,694)	65,844	(33,151)

Effect of foreign exchange rate changes on cash	—	(5,193)	—	3,631	—	(1,562)

Net increase (decrease) in cash and cash equivalents	—	2,234	(264)	(34,479)	—	(32,509)
Cash and cash equivalents as of the beginning of the period	53	2	656	44,664	—	45,375

Cash and cash equivalents as of the end of the period	$53	$2,236	$392	$10,185	$—	$12,866

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2009, Part I, Item 1A “Risk Factors,” as well as our subsequent quarterly reports on Form 10-Q, for a discussion of certain of those risks, uncertainties and assumptions.

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

OVERVIEW

NuStar Energy L.P. (NuStar Energy) is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) wholly owns our general partner, Riverwalk Logistics, L.P., and owns an 18.7% total interest in us as of March 31, 2010. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in five sections:

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

Asphalt and Fuels Marketing. Our asphalt and fuels marketing segment includes our asphalt refining operations and our fuels marketing operations. We refine crude oil to produce asphalt and certain other refined products from our asphalt operations. We own two asphalt refineries with a combined throughput capacity of 104,000 barrels per day and related terminal facilities providing storage capacity of 5.0 million barrels. Additionally, as part of our fuels marketing operations, we purchase gasoline and other refined petroleum products for resale. The results of operations for the asphalt and fuels marketing segment depend largely on the gross margin between our costs and the sales price of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to our storage and transportation segments. We enter into derivative contracts to mitigate the effect of commodity price fluctuations.

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

•

other factors, such as refinery utilization rates and maintenance turnaround schedules, that impact our refineries, as well as the operations of refineries served by our storage and transportation assets.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,		Change
	2010	2009
Statement of Income Data:
Revenues:
Service revenues	$189,295	$182,652	$6,643
Product sales	756,234	451,352	304,882

Total revenues	945,529	634,004	311,525

Costs and expenses:
Cost of product sales	719,221	416,795	302,426
Operating expenses	121,337	103,322	18,015
General and administrative expenses	27,269	22,464	4,805
Depreciation and amortization expense	37,929	35,989	1,940

Total costs and expenses	905,756	578,570	327,186

Operating income	39,773	55,434	(15,661)
Equity earnings from joint venture	3,015	2,313	702
Interest expense, net	(18,586)	(20,470)	1,884
Other income, net	301	8,604	(8,303)

Income before income tax expense	24,503	45,881	(21,378)
Income tax expense	4,800	6,526	(1,726)

Net income	$19,703	$39,355	$(19,652)

Net income per unit applicable to limited partners	$0.19	$0.58	$(0.39)

Weighted average limited partner units outstanding	60,210,549	54,460,549	5,750,000

Highlights

Net income for the three months ended March 31, 2010 decreased $19.7 million compared to the three months ended March 31, 2009, primarily due to decreases in segment operating income and other income, as well as an increase in general and administrative expenses.

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended March 31,		Change
	2010	2009
Storage:
Throughput (barrels/day)	641,457	595,943	45,514
Throughput revenues	$17,827	$20,028	$(2,201)
Storage lease revenues	108,805	97,774	11,031

Total revenues	126,632	117,802	8,830
Operating expenses	65,078	54,158	10,920
Depreciation and amortization expense	18,666	16,992	1,674

Segment operating income	$42,888	$46,652	$(3,764)

Transportation:
Refined products pipelines throughput (barrels/day)	527,340	620,223	(92,883)
Crude oil pipelines throughput (barrels/day)	363,237	385,984	(22,747)

Total throughput (barrels/day)	890,577	1,006,207	(115,630)
Throughput revenues	$75,262	$74,392	$870
Operating expenses	28,753	25,200	3,553
Depreciation and amortization expense	12,752	12,663	89

Segment operating income	$33,757	$36,529	$(2,772)

Asphalt and Fuels Marketing:
Product sales	$758,930	$451,352	$307,578
Cost of product sales	726,734	420,793	305,941

Gross margin	32,196	30,559	1,637
Operating expenses	35,051	29,839	5,212
Depreciation and amortization expense	5,041	5,208	(167)

Segment operating income	$(7,896)	$(4,488)	$(3,408)

Consolidation and Intersegment Eliminations:
Revenues	$(15,295)	$(9,542)	$(5,753)
Cost of product sales	(7,513)	(3,998)	(3,515)
Operating expenses	(7,545)	(5,875)	(1,670)

Total	$(237)	$331	$(568)

Consolidated Information:
Revenues	$945,529	$634,004	$311,525
Cost of product sales	719,221	416,795	302,426
Operating expenses	121,337	103,322	18,015
Depreciation and amortization expense	36,459	34,863	1,596

Segment operating income	68,512	79,024	(10,512)
General and administrative expenses	27,269	22,464	4,805
Other depreciation and amortization expense	1,470	1,126	344

Consolidated operating income	$39,773	$55,434	$(15,661)

Storage

Throughputs increased 45,514 barrels per day for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, mainly due to turnarounds in 2009 at refineries served by our Texas City and Corpus Christi crude oil storage tanks. Throughput revenues decreased $2.2 million for the three months ended March 31,

2010, compared to the three months ended March 31, 2009, despite the increase in total throughputs, due to lower throughputs at refined product terminals, which have higher throughput fees per barrel than the Texas City and Corpus Christi crude oil storage tanks.

Storage revenues increased by $11.0 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to:

•

an increase of $3.9 million at our UK and Amsterdam terminals due to the effect of foreign exchange rates, as well as completed tank expansion projects at our Amsterdam terminal and increased throughput and associated handling fees at our UK terminals;

•	an increase of $2.5 million at our Point Tupper terminal facility mainly due to new customer contracts and higher negotiated storage rates;

•	an increase of $2.4 million at certain of our domestic terminals resulting from an increase associated with other ancillary fees; and

•	an increase of $2.1 million mainly at our west coast terminals due to higher negotiated storage rates and new customers.

Operating expenses increased $10.9 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to:

•	an increase of $5.6 million mainly due to higher employee-related expenses and right-of-way related expenses; and

•	an increase of $2.1 million in maintenance expenses at certain of our international terminals and domestic terminals in our northeast region.

Depreciation and amortization expense increased $1.7 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to the completion of various terminal upgrade and expansion projects.

Transportation

Throughputs decreased 115,630 barrels per day, while revenues increased slightly for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to:

•	a decrease in throughputs of 63,108 barrels per day and a decrease in revenues of $1.7 million due to the sale of the Ardmore-Wynnewood and Trans-Texas pipelines;

•	a decrease in throughputs of 20,442 barrels per day and a decrease in revenues of $1.4 million mainly due to turnarounds at refineries served by the Wichita Falls pipeline;

•	a decrease in throughputs of 10,906 barrels per day, but an increase in revenues of $1.8 million, on the East Pipeline due to increased long-haul deliveries resulting in a higher average tariff; and

•	an increase in throughputs of 2,841 barrels per day and an increase in revenues of $1.3 million on the Ammonia Pipeline due to more favorable weather conditions compared to the prior year.

Operating expenses increased $3.6 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. This increase is primarily due to an increase of $1.7 million in maintenance expenses resulting from fewer repair projects in 2009 and an increase of $1.6 million related to product imbalances on the East Pipeline.

Asphalt and Fuels Marketing

Sales and cost of product sales increased $307.6 million and $305.9 million, respectively, resulting in an increase in total gross margin of $1.6 million during the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to higher volumes sold.

Operating expenses increased by $5.2 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to new storage and power costs at asphalt terminals leased by our asphalt operations in the first quarter of 2010 that we did not lease in the first quarter of 2009. In addition, we experienced higher idle capacity costs and amortization of deferred maintenance costs related to our asphalt operations.

Consolidation and Intersegment Eliminations

Revenue, cost of product sales and operating expense eliminations primarily relate to storage and transportation fees charged to the asphalt and fuels marketing segment by the transportation and storage segments. In 2010, the asphalt and fuels marketing segment utilized more terminal capacity from our storage segment than in 2009, resulting in higher eliminations for revenue and operating expense.

General

General and administrative expenses increased by $4.8 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. This increase was primarily due to compensation expense associated with our long-term incentive plans resulting from an increase in the number of units outstanding. In addition, general and administrative expenses increased due to higher professional fees and higher salaries and wages resulting from increased headcount and benefit costs.

Other depreciation and amortization expense relates to corporate assets.

Interest expense, net decreased by $1.9 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, mainly due to lower interest rates, including the variable interest rate paid on our interest rate swaps.

Other income, net decreased $8.3 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to a $7.2 million gain from insurance proceeds included in other income in 2009. This gain results from insurance claims related to damage caused by Hurricane Ike primarily at our Texas City, Texas terminal in the third quarter of 2008.

Income tax expense decreased $1.7 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to lower taxable income.

OUTLOOK

Overall, we expect our results for 2010 to improve compared to 2009, mainly in our storage and asphalt and fuels marketing segments. However, our outlook could change depending on the pace of the economic recovery, changes to refinery maintenance schedules, the demand for asphalt, or other factors that affect overall demand for the products we store, transport and sell.

Transportation Segment

We expect the transportation segment results for 2010 to be comparable to or slightly lower than 2009. We forecast that throughputs for 2010 will increase slightly over 2009, barring any major unplanned turnaround activity and excluding the effect of the sale of pipelines in 2009. The tariffs on our pipelines regulated by the Federal Energy Regulatory Commission, which adjust annually based upon changes in the producer price index, will likely decline slightly in July, when the annual adjustment takes effect. Even taking the tariff rate decline into account, our overall tariff rate for 2010 should be slightly higher than 2009. If our throughputs increase or if the cost of natural gas increases, we would expect our power expenses to increase in 2010 compared to 2009.

Storage Segment

For 2010, we expect our earnings for the storage segment to increase compared to 2009. We expect to benefit from a full year’s contribution of terminal expansion projects completed in 2009 and from new internal growth projects, a portion of which should be completed in 2010. In addition, we expect to benefit from higher renewal rates.

Asphalt and Fuels Marketing Segment

We expect the asphalt and fuels marketing segment results to increase in 2010 compared to 2009 in anticipation of a higher margin per barrel and increased sales volumes in our asphalt operations. In addition, we expect an improving economy to boost sales in our fuels marketing operations.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary cash requirements are for distributions to partners, working capital requirements, including inventory purchases, debt service, capital expenditures, acquisitions and normal operating expenses. On an annual basis, we attempt to fund our operating expenses, interest expense, reliability capital expenditures and distribution requirements with cash generated from our operations. If we do not generate sufficient cash from operations to meet those requirements, we utilize available borrowing capacity under our revolving credit agreement and, to the extent necessary, funds raised through equity or debt offerings under our $3.0 billion shelf registration statement. Additionally, we typically fund our strategic capital expenditures from external sources, primarily borrowings under our revolving credit agreement or funds available under our $3.0 billion shelf registration statement. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control. The volatility of the capital and credit markets could restrict our ability to issue debt or equity or may increase our cost of capital beyond rates acceptable to us.

Cash Flows for the Three Months Ended March 31, 2010 and 2009

The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2010	2009
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$37,249	$22,287
Investing activities	(57,022)	(20,083)
Financing activities	(21,605)	(33,151)
Effect of foreign exchange rate changes on cash	(478)	(1,562)

Net decrease in cash and cash equivalents	$(41,856)	$(32,509)

Net cash provided by operating activities for the three months ended March 31, 2010 was $37.2 million compared to $22.3 million for the three months ended March 31, 2009 primarily due to lower investments in working capital, partially offset by lower net income of $19.7 million in 2010 compared to $39.4 million in 2009. In 2010, we increased our working capital by $18.4 million compared to $53.6 million in 2009. This was mainly due to the timing of payments for inventory purchases and changes in our derivative positions.

For the three months ended March 31, 2010, cash from operating activities and proceeds from long-term and short-term debt borrowings, net of repayments, combined with cash on hand, were used to fund our distributions to unitholders and our general partner and capital expenditures primarily related to various terminal projects.

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

2007 Revolving Credit Agreement

As of March 31, 2010, we had $552.3 million available for borrowing under our $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement). Due to a covenant in our 2007 Revolving Credit Agreement that requires us to maintain, as of the end of each four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00, we may not be able to borrow the maximum available amount. As of March 31, 2010, the consolidated debt coverage ratio was 4.5x. The 2007 Revolving Credit Agreement matures in December 2012, and we do not have any other significant debt maturing until 2012 and 2013, when four of our five senior notes become due.

Shelf Registration Statement

Our shelf registration statement on Form S-3 permits us to offer and sell various types of securities, including NuStar Energy L.P. common units and debt securities of NuStar Logistics and NuPOP, having an aggregate value of up to $3.0 billion (the 2007 Shelf Registration Statement). We filed the 2007 Shelf Registration Statement to gain additional flexibility in accessing capital markets for, among other things, the repayment of outstanding indebtedness, working capital, capital expenditures and acquisitions. As of March 31, 2010, we have issued approximately $1.0 billion under our $3.0 billion shelf registration statement.

If the capital markets become more volatile, as in recent years, our access to the capital markets may be limited, or we could face increased costs. In addition, it is possible that our ability to access the capital markets may be limited by these or other factors at a time when we would like or need to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

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

During the three months ended March 31, 2010, our reliability capital expenditures totaled $12.4 million, including $11.3 million primarily related to maintenance upgrade projects at our terminals and refineries. Strategic capital expenditures for the three months ended March 31, 2010 totaled $44.8 million and were primarily related to projects at our St. Eustatius and Texas City terminals and corporate office.

For the full year 2010, we expect to incur approximately $380.0 million of capital expenditures, including $55.0 million for reliability capital projects and $325.0 million for strategic capital projects. We continue to evaluate our capital budget and make changes as economic conditions warrant. Depending upon current economic conditions, our actual capital expenditures for 2010 may exceed or be lower than the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2010, and our internal growth projects can be accelerated or scaled back depending on the capital markets.

Working Capital Requirements

The asphalt and fuels marketing segment requires us to make substantial investments in working capital. Increases in commodity prices could cause our working capital requirements to increase, which could affect our liquidity. Our working capital requirements will vary with the seasonal nature of asphalt demand as we build and store inventories during periods of lower demand in order to sell it during periods of higher demand. This seasonal nature of demand will also affect the accounts receivable and accounts payable balances, which will vary depending on timing of payments.

Distributions

In January 2010, we declared a quarterly cash distribution of $1.065 that was paid on February 12, 2010 to unitholders of record on February 5, 2010. This distribution related to the fourth quarter of 2009 and totaled $73.4 million. In April 2010, we declared a quarterly cash distribution of $1.065 per unit related to the first quarter of 2010. This distribution will be paid on May 14, 2010 to unitholders of record on May 7, 2010 and will total $73.4 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2010	2009
	(Thousands of Dollars)
General partner interest	$1,467	$1,318
General partner incentive distribution	7,799	6,929

Total general partner distribution	9,266	8,247
Limited partners’ distribution	64,126	57,591

Total cash distributions	$73,392	$65,838

Cash distributions per unit applicable to limited partners	$1.0650	$1.0575

Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter.

Long-Term Debt Obligations

We are a party to the following long-term debt agreements:

•	the 2007 Revolving Credit Agreement due December 10, 2012, with a balance of $596.4 million as of March 31, 2010;

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

•

the $12.0 million note payable in annual installments through December 31, 2015 to the Port of Corpus Christi Authority of Nueces County, Texas, with a balance of $3.5 million as of March 31, 2010, associated with the construction of a crude oil storage facility in Corpus Christi, Texas.

Management believes that, as of March 31, 2010, we are in compliance with all ratios and covenants of both the 2007 Revolving Credit Agreement and the UK Term Loan, which has substantially the same covenants as the 2007 Revolving Credit Agreement. Our other long-term debt obligations do not contain any financial covenants. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments.

Interest Rate Swaps

As of March 31, 2010, the weighted-average interest rate for our interest rate swaps was 2.5%. As of March 31, 2010 and December 31, 2009, the aggregate estimated fair value of the interest rate swaps included in “Other long-term assets, net” in our consolidated balance sheets was $9.9 million and $8.6 million, respectively.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

	March 31, 2010
	Expected Maturity Dates						Total	Fair Value
	2010	2011	2012	2013	2014	There- after
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$770	$832	$382,816	$480,902	$48	$350,000	$1,215,368	$1,328,081
Weighted average interest rate	8.0%	8.0%	7.4%	6.0%	8.0%	7.7%	6.9%
Variable rate	$—	$—	$596,395	$—	$—	$56,200	$652,595	$626,768
Weighted average interest rate	—	—	0.9%	—	—	0.3%	0.8%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$60,000	$107,500	$—	$—	$167,500	$9,857
Weighted average pay rate	2.8%	4.2%	5.3%	5.5%	—	—	4.4%
Weighted average receive rate	6.3%	6.3%	6.3%	6.1%	—	—	6.3%

	December 31, 2009
	Expected Maturity Dates						Total	Fair Value
	2010	2011	2012	2013	2014	There- after
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$770	$832	$384,816	$480,902	$67	$350,000	$1,217,387	$1,306,301
Weighted average interest rate	8.0%	8.0%	7.4%	6.0%	8.0%	7.7%	6.9%
Variable rate	$—	$—	$525,126	$—	$—	$56,200	$581,326	$551,072
Weighted average interest rate	—	—	1.0%	—	—	0.2%	0.9%

Interest Rate Swaps Fixed to Variable:
Notional amount	$—	$—	$60,000	$107,500	$—	$—	$167,500	$8,623
Weighted average pay rate	3.4%	4.8%	5.8%	5.6%	—	—	4.3%
Weighted average receive rate	6.3%	6.3%	6.3%	6.1%	—	—	6.3%

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

We also enter into derivative commodity instruments based on our analysis of market conditions in order to attempt to profit from market fluctuations (Trading Activities). We record these derivatives in the consolidated balance sheets at fair value with mark-to-market adjustments recorded in “Cost of product sales.”

The following tables provide information about our derivative instruments, the fair value of which will fluctuate with changes in commodity prices:

	March 31, 2010
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(refined products)	951	N/A	$84.56	$(2,950)

Cash Flow Hedges:
Futures – short:
(refined products)	244	N/A	$96.81	$(645)

Economic Hedges:
Futures – long:
(crude oil and refined products)	406	$86.02	N/A	$1,102
Futures – short:
(crude oil and refined products)	774	N/A	$85.00	$(13,090)
Swaps – long:
(crude oil and refined products)	215	$69.55	N/A	$693
Swaps – short:
(crude oil and refined products)	215	N/A	$70.56	$(549)

Trading Activities:
Forward purchase contracts:
(crude oil)	305	$81.97	N/A	$849
Forward sales contracts:
(crude oil)	305	N/A	$81.66	$(810)

Total fair value of open positions exposed to commodity price risk				$(15,400)

	December 31, 2009
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(refined products)	1,184	N/A	$79.89	$(9,528)

Cash Flow Hedges:
Futures – short:
(refined products)	230	N/A	$94.13	$(240)

Economic Hedges:
Futures – long:
(crude oil and refined products)	454	$81.46	N/A	$2,327
Futures – short:
(crude oil and refined products)	745	N/A	$72.90	$(10,692)
Swaps – long:
(crude oil and refined products)	200	$70.34	N/A	$398
Swaps – short:
(crude oil and refined products)	600	N/A	$70.16	$(1,316)

Total fair value of open positions exposed to commodity price risk				$(19,051)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2010.

(b)	Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2009.

Department of Justice Matter. In February 2008, the U.S. Department of Justice ( the DOJ) advised us that the U.S. Environmental Protection Agency (the EPA) has requested that the DOJ initiate a lawsuit against NuPOP for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of our pipeline terminals located in Region VII, by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure Plans (SPCC) Plans at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. We cooperated fully with the DOJ’s investigation, and all required Facility Response Plans are now in place. On March 18, 2010, the DOJ filed a consent decree in the U.S. District Court for the District of Nebraska. Pursuant to the terms of the consent decree, we agreed to pay a penalty of $450,000 and implement a supplemental environmental project to install and operate tank monitoring and alarm systems at several of our facilities. The consent decree was entered by the court in late April 2010. Our payment is due in late May 2010.

Illinois EPA Matter. In September 2008, the Illinois State Attorney General’s Office proposed penalties totaling $240,000 related to contamination at a storage terminal in Chillicothe, Illinois that we previously owned through a joint venture with Center Oil Company until we sold our interest in October 2006. On March 9, 2010, a consent order was entered in the Circuit Court for the 10th Judicial Circuit Peoria County, Illinois. Pursuant to the terms of the consent order, we agreed pay a penalty of $133,000 and continue with ongoing remediation efforts. This penalty was paid on March 24, 2010.

EPA Investigation—Baltimore, Maryland facility. In September 2009, an administrative complaint was filed by the EPA in Region III against NuStar Terminals Operations Partnership, L.P. (NTOP) and NuStar Terminals Services, Inc. (NTS). The administrative complaint alleges that certain violations occurred at NTOP’s Baltimore, Maryland terminal facility. The alleged violations include failure to comply with certain discharge limitations and certain monitoring and reporting obligations, as required by Section 301 of the Clean Water Act, 33 U.S.C. § 1311. The administrative complaint further alleges that NTOP and NTS violated certain provisions of the Code of Maryland Regulations, which the EPA is entitled to enforce on behalf of the State of Maryland pursuant to Section 3008(a) of the Resource Conservation and Recovery Act, 42 U.S.C. § 6928(a). The total civil penalty sought by the EPA is $199,400. We are currently in settlement negotiations with the EPA regarding this matter.

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
May 6, 2010

By:	/s/ STEVEN A. BLANK
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
May 6, 2010

By:	/s/ THOMAS R. SHOAF
Thomas R. Shoaf
Vice President and Controller
May 6, 2010