Form 10-Q
period 2010-06-30
NuStar Energy L.P.
filed 2010-08-05
CIK 1110805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of common units outstanding as of July 31, 2010 was 64,610,549.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,554	$62,006
Accounts receivable, net of allowance for doubtful accounts of $1,338 and $1,351 as of June 30, 2010 and December 31, 2009, respectively	283,969	211,797
Inventories	577,905	387,794
Other current assets	45,348	73,122

Total current assets	941,776	734,719

Property, plant and equipment, at cost	3,849,441	3,721,904
Accumulated depreciation and amortization	(760,298)	(693,708)

Property, plant and equipment, net	3,089,143	3,028,196
Intangible assets, net	49,131	44,127
Goodwill	812,172	807,742
Investment in joint venture	68,795	68,728
Deferred income tax asset	8,626	13,893
Other long-term assets, net	81,023	77,268

Total assets	$5,050,666	$4,774,673

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$770	$770
Accounts payable	294,194	205,605
Payable to related party	24,298	10,639
Notes payable	0	20,000
Accrued interest payable	21,551	21,529
Accrued liabilities	32,886	64,651
Taxes other than income tax	12,307	15,534
Income tax payable	1,887	26

Total current liabilities	387,893	338,754

Long-term debt, less current portion	1,845,506	1,828,993
Long-term payable to related party	8,975	7,663
Deferred income tax liability	28,485	26,909
Other long-term liabilities	84,899	87,386
Commitments and contingencies (Note 5)

Partners’ equity:
Limited partners (64,610,549 and 60,210,549 common units outstanding as of June 30, 2010 and December 31, 2009, respectively)	2,636,632	2,423,689
General partner	58,242	53,469
Accumulated other comprehensive income	34	7,810

Total partners’ equity	2,694,908	2,484,968

Total liabilities and partners’ equity	$5,050,666	$4,774,673

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Service revenues	$195,087	$176,042	$384,382	$358,694
Product sales	929,854	811,800	1,686,088	1,263,152

Total revenues	1,124,941	987,842	2,070,470	1,621,846

Costs and expenses:
Cost of product sales	842,588	731,861	1,561,809	1,148,656
Operating expenses:
Third parties	85,868	79,370	173,361	151,932
Related party	34,075	31,135	67,919	61,895

Total operating expenses	119,943	110,505	241,280	213,827
General and administrative expenses:
Third parties	8,875	9,826	18,906	17,422
Related party	13,320	16,026	30,558	30,894

Total general and administrative expenses	22,195	25,852	49,464	48,316
Depreciation and amortization expense	38,185	35,548	76,114	71,537

Total costs and expenses	1,022,911	903,766	1,928,667	1,482,336

Operating income	102,030	84,076	141,803	139,510
Equity in earnings of joint venture	2,102	3,011	5,117	5,324
Interest expense, net	(18,890)	(20,265)	(37,476)	(40,735)
Other income, net	14,816	19,240	15,117	27,844

Income before income tax expense	100,058	86,062	124,561	131,943
Income tax expense	636	2,327	5,436	8,853

Net income	$99,422	$83,735	$119,125	$123,090

Net income per unit applicable to limited partners (Note 11)	$1.43	$1.38	$1.64	$1.96

Weighted average limited partner units outstanding	62,289,670	54,460,549	61,255,853	54,460,549

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$119,125	$123,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	76,114	71,537
Amortization of debt related items	(3,868)	(3,461)
Loss (gain) on sale or disposition of assets	688	(21,050)
Deferred income tax (benefit) expense	(2,301)	1,065
Equity in earnings of joint venture	(5,117)	(5,324)
Distributions of equity in earnings of joint venture	5,050	4,000
Changes in current assets and current liabilities (Note 12)	(175,515)	(239,137)
Other, net	(523)	642

Net cash provided by (used in) operating activities	13,653	(68,638)

Cash Flows from Investing Activities:
Reliability capital expenditures	(21,262)	(16,491)
Strategic capital expenditures	(96,423)	(52,516)
Acquisition	(43,026)	0
Proceeds from sale or disposition of assets	157	29,151
Proceeds from insurance claims	13,500	10,162
Investment in other long-term assets	(3,224)	0

Net cash used in investing activities	(150,278)	(29,694)

Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	671,355	588,189
Proceeds from short-term debt borrowings	175,791	189,600
Long-term debt repayments	(636,633)	(340,922)
Short-term debt repayments	(195,791)	(191,720)
Proceeds from issuance of common units, net of issuance costs	240,297	0
Contributions from general partner	5,078	0
Distributions to unitholders and general partner	(146,784)	(131,676)
Decrease in cash book overdrafts	(5,511)	(8,508)

Net cash provided by financing activities	107,802	104,963

Effect of foreign exchange rate changes on cash	1,371	2,719

Net (decrease) increase in cash and cash equivalents	(27,452)	9,350
Cash and cash equivalents as of the beginning of the period	62,006	45,375

Cash and cash equivalents as of the end of the period	$34,554	$54,725

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) wholly owns our general partner, Riverwalk Logistics, L.P., and owns a 17.5% total interest in us as of June 30, 2010.

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all disclosures made are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2010 and 2009 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Reclassifications

Certain previously reported amounts in the 2009 audited consolidated financial statements have been reclassified to conform to the 2010 presentation.

Acquisition

On May 21, 2010, we acquired the capital stock of Asphalt Holdings, Inc. for $44.1 million. The acquisition includes three storage terminals with 24 storage tanks and an aggregate capacity of approximately 1.8 million barrels located in Alabama along the Mobile River. The acquisition of Asphalt Holdings, Inc. was accounted for using the acquisition method. The purchase price has been preliminarily allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition pending completion of an independent appraisal and other evaluations. The consolidated statements of income include the results of operations for Asphalt Holdings, Inc. commencing on May 21, 2010.

2. NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (FASB) issued additional guidance that requires new disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements and additional information on the roll forward of Level 3 fair value measurements. This guidance also clarified the existing provisions on determining the appropriate classes of assets and liabilities to be reported and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This additional guidance is effective for interim and annual periods beginning after December 15, 2009, with the exception of the new requirements in the Level 3 roll forward, which will be effective for fiscal years beginning after December 15, 2010. We adopted these provisions effective January 1, 2010, and they did not have a

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

material impact on our disclosures. We do not expect the new requirements related to the Level 3 roll forward to have an impact on our disclosures.

3. INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2010	2009
	(Thousands of Dollars)
Crude oil	$140,158	$74,250
Finished products	427,586	302,980
Materials and supplies	10,161	10,564

Total	$577,905	$387,794

4. DEBT

Revolving Credit Agreement

During the six months ended June 30, 2010, we borrowed an aggregate $671.4 million under our $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement) to fund a portion of our capital expenditures and working capital requirements. Additionally, we repaid $636.6 million during the six months ended June 30, 2010. The 2007 Revolving Credit Agreement bears interest based on either an alternative base rate or a LIBOR based rate, which was 0.9% as of June 30, 2010. We had $606.1 million available for borrowing under the 2007 Revolving Credit Agreement as of June 30, 2010. Due to a covenant in our 2007 Revolving Credit Agreement that requires us to maintain, as of the end of each four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00, we may not be able to borrow the maximum available amount. As of June 30, 2010, the consolidated debt coverage ratio was 4.5x.

Lines of Credit

As of June 30, 2010, we had one short-term line of credit with an uncommitted borrowing capacity of up to $20.0 million. We had no outstanding borrowings on this line of credit as of June 30, 2010. During the six months ended June 30, 2010, we borrowed $175.8 million and repaid $195.8 million related to this line of credit.

5. COMMITMENTS AND CONTINGENCIES

Contingencies

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of June 30, 2010, we have accrued $0.3 million related to settled matters and $73.3 million for contingent losses. The amount that will ultimately be paid related to these matters may differ from the recorded accruals, and the timing of such payments is uncertain.

Grace Energy Corporation Matter. In 1997, Grace Energy Corporation (Grace Energy) sued subsidiaries of Kaneb Pipeline Partners, L.P. (KPP) and Kaneb Services LLC (KSL and collectively with KPP and their respective subsidiaries, Kaneb) in Texas state court. We acquired Kaneb on July 1, 2005. The complaint sought recovery of the cost of remediation of fuel leaks in the 1970s from a pipeline that had once connected a former Grace Energy terminal with Otis Air Force Base in Massachusetts (Otis AFB). Grace Energy alleges the Otis AFB pipeline and related environmental liabilities had been transferred in 1978 to an entity that was part of Kaneb’s acquisition of Support Terminal Services, Inc. and its subsidiaries from Grace Energy in 1993. Kaneb contends that it did not acquire the Otis AFB pipeline and never assumed any responsibility for any associated environmental damage.

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

Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. Eres has valued its damages for the alleged breach of contract claim at approximately $78.1 million. Pursuant to a May 2010 ruling by the U.S. District Court for the Southern District of Texas, the NuStar Entities were found to have assumed the Charter Agreement from CARCO and to be obligated to defend and indemnify CITGO and CARCO against Eres’ claims. The Defendants were ordered to proceed with arbitration. We intend to vigorously defend against Eres’ claims in arbitration.

Department of Justice Matter. In February 2008, the DOJ advised us that the U.S. Environmental Protection Agency has requested that the DOJ initiate a lawsuit against NuPOP for (a) failing to prepare adequate Facility Response Plans, as required by Section 311(j)(5) of the Clean Water Act, 33 U.S.C. §1321(j), for certain of our pipeline terminals located in Region VII, by August 30, 1994, and (b) maintaining Spill Prevention, Control and Countermeasure Plans (SPCC) Plans at the terminal that deviate from the SPCC regulations, 40 C.F.R. §112.3. A Facility Response Plan is a plan for responding to a worst case discharge, and to a substantial threat of such a discharge, of oil or hazardous substances. The SPCC rule requires specific facilities to prepare, amend and implement plans to prevent, prepare and respond to oil discharges to navigable waters and adjoining shorelines. We cooperated fully with the DOJ’s investigation, and all required Facility Response Plans are now in place. On March 18, 2010, the DOJ filed a consent decree in the U.S. District Court for the District of Nebraska. Pursuant to the terms of the consent decree, we agreed to pay a penalty of $450,000 and implement a supplemental environmental project to install and operate tank monitoring and alarm systems at several of our facilities. The consent decree was entered by the court in late April 2010. Our payment was made in late May 2010.

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

Commitments

On June 18, 2010, we entered into a five-year lease to begin in 2011 for marine vessels, which will be used in our asphalt operations and represents an aggregate commitment of approximately $41.0 million.

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

The following assets and liabilities are measured at fair value on a recurring basis:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$811	$0	$0	$811
Commodity derivatives	7,558	0	0	7,558
Other long-term assets, net:
Interest rate swaps	0	11,747	0	11,747
Accrued liabilities:
Product imbalances	(482)	0	0	(482)

Total	$7,887	$11,747	$0	$19,634

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$2,096	$0	$0	$2,096
Other long-term assets, net:
Interest rate swaps	0	8,623	0	8,623
Accrued liabilities:
Commodity derivatives	(30,788)	0	0	(30,788)
Product imbalances	(676)	0	0	(676)

Total	$(29,368)	$8,623	$0	$(20,745)

Product Imbalances

We use quoted market prices as of the reporting date to value our assets and liabilities related to product imbalances.

Interest Rate Swaps

We estimate the fair value of the interest rate swaps using discounted cash flows, which use observable inputs such as time to maturity and market interest rates.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments

We do not record our outstanding debt at fair value in our consolidated balance sheet. The estimated fair value and carrying amount of our debt was as follows:

	June 30,	December 31,
	2010	2009
	(Thousands of Dollars)
Fair value	$1,907,760	$1,877,373
Carrying amount	$1,846,276	$1,849,763

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

Interest Rate Swaps

We are a party to certain interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. The interest rate swap contracts have an aggregate notional amount of $167.5 million. We account for the interest rate swaps as fair value hedges and recognize the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. The interest rate swap contracts qualify for the shortcut method of accounting. As a result, changes in the fair value of the derivatives will completely offset the changes in the fair value of the underlying hedged debt. As of June 30, 2010, the weighted-average interest rate for our interest rate swaps was 2.4%.

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

The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short positions on an absolute basis, which totaled 6.2 million barrels and 11.8 million barrels as of June 30, 2010 and December 31, 2009, respectively.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other long-term assets, net	$11,747	$8,623	$0	$0
Commodity contracts	Other current assets	6,829	0	(31)	0
Commodity contracts	Accrued liabilities	0	3,797	0	(14,279)

Total		18,576	12,420	(31)	(14,279)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	2,052	0	(1,292)	0
Commodity contracts	Accrued liabilities	0	9,766	0	(30,072)

Total		2,052	9,766	(1,292)	(30,072)

Total Derivatives		$20,628	$22,186	$(1,323)	$(44,351)

No component of the associated derivative instruments’ gains or losses was excluded from our assessment of hedge ineffectiveness. The earnings impact of our derivative activity was as follows:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Three months ended June 30, 2010:
Interest rate swaps	Interest expense, net	$1,890	$(1,890)	$0
Commodity contracts	Cost of product sales	13,061	(12,002)	1,059

Total		$14,951	$(13,892)	$1,059

Three months ended June 30, 2009:
Interest rate swaps	Interest expense, net	$(4,696)	$4,696	$0
Commodity contracts	Cost of product sales	(13,418)	14,799	1,381

Total		$(18,114)	$19,495	$1,381

Six months ended June 30, 2010:
Interest rate swaps	Interest expense, net	$3,124	$(3,124)	$0
Commodity contracts	Cost of product sales	11,734	(8,915)	2,819

Total		$14,858	$(12,039)	$2,819

Six months ended June 30, 2009:
Interest rate swaps	Interest expense, net	$(6,111)	$6,111	$0
Commodity contracts	Cost of product sales	(14,683)	17,242	2,559

Total		$(20,794)	$23,353	$2,559

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Income Statement Location (a)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Thousands of Dollars)		(Thousands of Dollars)
Three months ended June 30, 2010:
Commodity contracts	$1,119	Cost of product sales	$(498)	$284

Six months ended June 30, 2010:
Commodity contracts	$239	Cost of product sales	$(913)	$284

(a)	Amounts are included in specified location for both the gain (loss) reclassified from accumulated other comprehensive income (OCI) into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion).

Derivatives Not Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Three months ended June 30, 2010:
Commodity contracts	Cost of product sales	$5,632
Commodity contracts	Operating expenses	0

Total		$5,632

Three months ended June 30, 2009:
Commodity contracts	Cost of product sales	$(11,024)
Commodity contracts	Operating expenses	(2,783)

Total		$(13,807)

Six months ended June 30, 2010:
Commodity contracts	Cost of product sales	$6,698
Commodity contracts	Operating expenses	(10)

Total		$6,688

Six months ended June 30, 2009:
Commodity contracts	Cost of product sales	$(10,915)
Commodity contracts	Operating expenses	(3,564)

Total		$(14,479)

For derivatives designated as cash flow hedging instruments, once a hedged transaction occurs, we reclassify the effective portion from “Accumulated other comprehensive income” to “Cost of product sales.” As of June 30, 2010, we had a credit balance of $0.9 million in “Accumulated other comprehensive income,” all of which should be reclassified to “Cost of product sales” within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows is under twelve months. We had no cash flow hedging instruments during the six months ended June 30, 2009.

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

We had a payable to NuStar GP, LLC of $24.3 million and $10.6 million, as of June 30, 2010 and December 31, 2009, respectively, with both amounts representing payroll, employee benefit plan expenses and unit-based compensation. We also had a long-term payable to NuStar GP, LLC as of June 30, 2010 and December 31, 2009 of $9.0 million and $7.7 million, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits.

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands of Dollars)
Operating expenses	$34,075	$31,135	$67,919	$61,895
General and administrative expenses	13,320	16,026	30,558	30,894

9. OTHER INCOME

Other income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands of Dollars)
Gain from insurance proceeds	$13,500	$1,670	$13,500	$8,895
(Loss) gain from sale or disposition of assets	(793)	21,022	(688)	21,050
Foreign exchange gains (losses)	382	(3,666)	(234)	(2,443)
Other	1,727	214	2,539	342

Other income, net	$14,816	$19,240	$15,117	$27,844

The gain from insurance proceeds in both 2010 and 2009 results from insurance claims related to damage caused by Hurricane Ike primarily at our Texas City, Texas terminal in the third quarter of 2008. For the three and six months ended June 30, 2009, the gain from the sale or disposition of assets includes a gain of $21.4 million related to the June 15, 2009 sale of the Ardmore-Wynnewood pipeline in Oklahoma and the Trans-Texas pipeline.

10. PARTNERS’ EQUITY

Issuance of Common Units

On May 19, 2010, we issued 4,400,000 common units representing limited partner interests at a price of $56.55 per unit. We used the net proceeds from this offering of $245.4 million, including a contribution of $5.1 million from our general partner to maintain its 2% general partner interest, mainly to reduce outstanding borrowings under our 2007 Revolving Credit Agreement and for the acquisition of Asphalt Holdings, Inc.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allocations of Net Income

Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders and general partner will receive. The partnership agreement also contains provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interests. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to the general partner.

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands of Dollars)
Net income applicable to general partner and limited partners’ interest	$99,422	$83,735	$119,125	$123,090
Less general partner incentive distribution	8,369	6,929	16,168	13,858

Net income after general partner incentive distribution	91,053	76,806	102,957	109,232
General partner interest	2%	2%	2%	2%

General partner allocation of net income after general partner incentive distribution	1,821	1,536	2,059	2,185
General partner incentive distribution	8,369	6,929	16,168	13,858

Net income applicable to general partner	$10,190	$8,465	$18,227	$16,043

Cash Distributions

In April 2010, we declared a quarterly cash distribution of $1.065 per unit that was paid on May 14, 2010 to unitholders of record on May 7, 2010. This distribution related to the first quarter of 2010 and totaled $73.4 million. On August 2, 2010, we announced a quarterly cash distribution of $1.065 per unit related to the second quarter of 2010. This distribution will be paid on August 13, 2010 to unitholders of record on August 6, 2010 and will total $78.8 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,576	$1,318	$3,043	$2,636
General partner incentive distribution	8,369	6,929	16,168	13,858

Total general partner distribution	9,945	8,247	19,211	16,494
Limited partners’ distribution	68,809	57,591	132,935	115,182

Total cash distributions	$78,754	$65,838	$152,146	$131,676

Cash distributions per unit applicable to limited partners	$1.0650	$1.0575	$2.1300	$2.1150

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income

Our total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands of Dollars)
Net income	$99,422	$83,735	$119,125	$123,090
Foreign currency translation adjustment	(8,519)	17,053	(8,928)	11,053
Unrealized gain on cash flow hedges	1,617	0	1,152	0

Comprehensive income	$92,520	$100,788	$111,349	$134,143

11. NET INCOME PER UNIT

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

The following table details the calculation of earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
Net income	$99,422	$83,735	$119,125	$123,090
Less general partner distribution, including IDRs	9,945	8,247	19,211	16,494
Less limited partner distribution	68,809	57,591	132,935	115,182

Distributions less than (greater than) earnings	$20,668	$17,897	$(33,021)	$(8,586)

General partner earnings:
Distributions	$9,945	$8,247	$19,211	$16,494
Allocation of distributions less than (greater than) earnings (2%)	413	358	(661)	(172)

Total	$10,358	$8,605	$18,550	$16,322

Limited partner earnings:
Distributions	$68,809	$57,591	$132,935	$115,182
Allocation of distributions less than (greater than) earnings (98%)	20,255	17,539	(32,360)	(8,414)

Total	$89,064	$75,130	$100,575	$106,768

Weighted average limited partner units outstanding	62,289,670	54,460,549	61,255,853	54,460,549

Net income per unit applicable to limited partners	$1.43	$1.38	$1.64	$1.96

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Six Months Ended June 30,
	2010	2009
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(73,261)	$(99,253)
Inventories	(190,579)	(261,873)
Other current assets	27,248	(38,677)
Increase (decrease) in current liabilities:
Accounts payable	94,389	147,223
Payable to related party	13,815	1,580
Accrued interest payable	27	(295)
Accrued liabilities	(45,362)	13,485
Taxes other than income tax	(3,189)	3,335
Income tax payable	1,397	(4,662)

Changes in current assets and current liabilities	$(175,515)	$(239,137)

Cash flows related to interest and income taxes were as follows:

	Six Months Ended June 30,
	2010	2009
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$44,775	$46,816
Cash paid for income taxes, net of tax refunds received	$8,614	$12,105

13. INCOME TAXES

During the three and six months ended June 30, 2010, we received $13.5 million of proceeds resulting from insurance claims related to damage caused by Hurricane Ike primarily at our Texas City, Texas terminal in the third quarter of 2008, resulting in tax expense of approximately $4.7 million. Additionally, our corporate subsidiary that received the insurance proceeds was part of the federal consolidated group that was the acquirer of Asphalt Holdings, Inc, a corporation and therefore subject to income tax. The acquisition of Asphalt Holdings, Inc. included approximately $9.8 million of deferred tax liabilities related to temporary differences primarily related to property, plant and equipment. The receipt of the insurance proceeds and the acquisition of Asphalt Holdings, Inc. caused us to reevaluate the valuation allowance recorded related to certain net operating loss carryforwards previously expected to expire unused. We concluded that the income generated from the insurance proceeds, the deferred tax liability associated with Asphalt Holdings, Inc. and other tax planning strategies increased the likelihood of utilizing the net operating loss carryforwards, and we reduced the valuation allowance by $8.6 million.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	June 30,	December 31,
	2010	2009
	(Thousands of Dollars)
U.S.:
Net operating losses	$16,721	$20,788
Environmental and legal reserves	14,289	14,234
Other	1,459	1,525
Valuation allowance	(875)	(9,457)

Deferred tax assets – U. S.	31,594	27,090

Property, plant and equipment	(22,968)	(13,197)

Net deferred income tax asset – U.S.	$8,626	$13,893

Foreign:
Net operating losses	$4,001	$3,253
Other	0	687
Capital loss	1,036	2,166
Valuation allowance	(1,814)	0

Deferred tax assets – foreign	3,223	6,106

Property, plant and equipment	(31,450)	(33,015)
Other	(258)	0

Deferred tax liabilities – foreign	(31,708)	(33,015)

Net deferred income tax liability – foreign	$(28,485)	$(26,909)

14. SEGMENT INFORMATION

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands of Dollars)
Revenues:
Storage:
Third party revenues	$118,131	$107,616	$232,544	$216,123
Intersegment revenues	10,678	9,697	22,897	18,992

Total storage	128,809	117,313	255,441	235,115
Transportation:
Third party revenues	76,956	68,426	151,838	142,571
Intersegment revenues	2	318	382	565

Total transportation	76,958	68,744	152,220	143,136
Asphalt and fuels marketing:
Third party revenues	929,854	811,800	1,686,088	1,263,152
Intersegment revenues	136	—	2,832	—

Total asphalt and fuels marketing	929,990	811,800	1,688,920	1,263,152
Consolidation and intersegment eliminations	(10,816)	(10,015)	(26,111)	(19,557)

Total revenues	$1,124,941	$987,842	$2,070,470	$1,621,846

Operating income:
Storage	$42,865	$40,397	$85,753	$87,049
Transportation	34,735	28,440	68,492	64,969
Asphalt and fuels marketing	47,552	41,676	39,656	37,188
Consolidation and intersegment eliminations eliminations	514	497	277	828

Total segment operating income	125,666	111,010	194,178	190,034
Less general and administrative expenses	22,195	25,852	49,464	48,316
Less other depreciation and amortization	1,441	1,082	2,911	2,208

Total operating income	$102,030	$84,076	$141,803	$139,510

Total assets by reportable segment were as follows:

	June 30,	December 31,
	2010	2009
	(Thousands of Dollars)
Storage	$2,329,533	$2,234,651
Transportation	1,263,843	1,286,533
Asphalt and fuels marketing	1,333,523	1,121,448

Total segment assets	4,926,899	4,642,632
Other partnership assets assets	123,767	132,041

Total consolidated assets	$5,050,666	$4,774,673

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Balance Sheets

June 30, 2010

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$53	$3	$0	$34,498	$0	$34,554
Receivables, net	0	22,790	7,640	253,539	0	283,969
Inventories	0	1,706	1,492	574,722	(15)	577,905
Other current assets	0	13,518	1,098	30,732	0	45,348
Intercompany receivable	0	941,930	717,379	0	(1,659,309)	0

Current assets	53	979,947	727,609	893,491	(1,659,324)	941,776

Property, plant and equipment, net	0	968,464	618,494	1,502,185	0	3,089,143
Intangible assets, net	0	2,177	0	46,954	0	49,131
Goodwill	0	18,094	170,652	623,426	0	812,172
Investment in wholly owned subsidiaries	3,205,590	132,756	941,312	2,027,023	(6,306,681)	0
Investment in joint venture	0	0	0	68,795	0	68,795
Deferred income tax asset	0	0	0	8,626	0	8,626
Other long-term assets, net	0	23,168	26,329	31,526	0	81,023

Total assets	$3,205,643	$2,124,606	$2,484,396	$5,202,026	$(7,966,005)	$5,050,666

Liabilities and Partners’ Equity
Current portion of long-term debt	$0	$770	$0	$0	$0	$770
Payables	0	34,470	6,196	277,826	0	318,492
Accrued interest payable	0	13,030	8,490	31	0	21,551
Accrued liabilities	696	10,781	3,728	17,681	0	32,886
Taxes other than income tax	0	3,285	2,710	6,312	0	12,307
Income tax payable	0	563	0	1,324	0	1,887
Intercompany payable	510,073	0	0	1,149,236	(1,659,309)	0

Current liabilities	510,769	62,899	21,124	1,452,410	(1,659,309)	387,893

Long-term debt, less current portion	0	1,295,192	518,913	31,401	0	1,845,506
Long-term payable to related party	0	2,426	0	6,549	0	8,975
Deferred tax liability	0	0	0	28,485	0	28,485
Other long-term liabilities	0	3,637	251	81,011	0	84,899
Total partners’ equity	2,694,874	760,452	1,944,108	3,602,170	(6,306,696)	2,694,908

Total liabilities and partners’ equity	$3,205,643	$2,124,606	$2,484,396	$5,202,026	$(7,966,005)	$5,050,666

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$53	$1,602	$0	$60,351	$0	$62,006
Receivables, net	0	38,973	6,771	176,778	(10,725)	211,797
Inventories	0	1,614	1,587	386,835	(2,242)	387,794
Other current assets	0	9,132	2,233	61,757	0	73,122
Intercompany receivable	0	806,005	713,451	0	(1,519,456)	0

Current assets	53	857,326	724,042	685,721	(1,532,423)	734,719

Property, plant and equipment, net	0	947,895	626,698	1,453,603	0	3,028,196
Intangible assets, net	0	2,247	0	41,880	0	44,127
Goodwill	0	18,094	170,652	618,996	0	807,742
Investment in wholly owned subsidiaries	2,986,970	118,299	873,422	1,907,118	(5,885,809)	0
Investment in joint venture	0	0	0	68,728	0	68,728
Deferred income tax asset	0	0	0	13,893	0	13,893
Other long-term assets, net	49	21,942	26,392	28,885	0	77,268

Total assets	$2,987,072	$1,965,803	$2,421,206	$4,818,824	$(7,418,232)	$4,774,673

Liabilities and Partners’ Equity
Current portion of long-term debt	$0	$770	$0	$0	$0	$770
Payables	944	18,566	10,654	196,805	(10,725)	216,244
Notes payable	0	20,000	0	0	0	20,000
Accrued interest payable	0	12,996	8,490	43	0	21,529
Accrued liabilities	1,191	14,380	4,652	44,472	(44)	64,651
Taxes other than income tax	125	4,183	2,280	8,946	0	15,534
Income tax payable	0	1,271	0	(1,245)	0	26
Intercompany payable	507,654	0	0	1,011,806	(1,519,460)	0

Current liabilities	509,914	72,166	26,076	1,260,827	(1,530,229)	338,754

Long-term debt, less current portion	0	1,271,750	523,326	33,917	0	1,828,993
Long-term payable to related party	0	1,082	0	6,581	0	7,663
Deferred tax liability	0	0	0	26,909	0	26,909
Other long-term liabilities	0	3,923	883	82,580	0	87,386
Total partners’ equity	2,477,158	616,882	1,870,921	3,408,010	(5,888,003)	2,484,968

Total liabilities and partners’ equity	$2,987,072	$1,965,803	$2,421,206	$4,818,824	$(7,418,232)	$4,774,673

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended June 30, 2010

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$0	$73,994	$37,496	$1,052,482	$(39,031)	$1,124,941
Costs and expenses	226	44,206	28,547	991,370	(41,438)	1,022,911

Operating (loss) income	(226)	29,788	8,949	61,112	2,407	102,030

Equity in earnings of subsidiaries	99,648	33,490	43,103	57,400	(233,641)	0
Equity in earnings of joint venture	0	0	0	2,102	0	2,102
Interest expense, net	0	(12,407)	(5,921)	(562)	0	(18,890)
Other income, net	0	664	247	13,905	0	14,816

Income before income tax expense	99,422	51,535	46,378	133,957	(231,234)	100,058
Income tax expense	0	333	0	303	0	636

Net income	$99,422	$51,202	$46,378	$133,654	$(231,234)	$99,422

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended June 30, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$0	$68,049	$35,785	$887,708	$(3,700)	$987,842
Costs and expenses	552	46,102	27,015	834,166	(4,069)	903,766

Operating (loss) income	(552)	21,947	8,770	53,542	369	84,076

Equity in earnings of subsidiaries	84,287	33,171	18,442	28,420	(164,320)	0
Equity in earnings of joint venture	0	0	0	3,011	0	3,011
Interest expense, net	0	(13,294)	(6,043)	(928)	0	(20,265)
Other income (expense), net	0	21,193	103	(2,056)	0	19,240

Income before income tax expense	83,735	63,017	21,272	81,989	(163,951)	86,062
Income tax expense	0	220	0	2,107	0	2,327

Net income	$83,735	$62,797	$21,272	$79,882	$(163,951)	$83,735

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Six Months Ended June 30, 2010

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$0	$147,226	$72,860	$1,938,134	$(87,750)	$2,070,470
Costs and expenses	675	93,034	55,978	1,868,910	(89,930)	1,928,667

Operating (loss) income	(675)	54,192	16,882	69,224	2,180	141,803

Equity in earnings of subsidiaries	119,799	14,458	67,890	94,894	(297,041)	0
Equity in earnings of joint venture	0	0	0	5,117	0	5,117
Interest income (expense), net	1	(24,414)	(11,844)	(1,219)	0	(37,476)
Other income, net	0	1,239	259	13,619	0	15,117

Income before income tax expense	119,125	45,475	73,187	181,635	(294,861)	124,561

Income tax expense	0	726	0	4,710	0	5,436

Net income	$119,125	$44,749	$73,187	$176,925	$(294,861)	$119,125

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Six Months Ended June 30, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$0	$144,150	$67,895	$1,416,953	$(7,152)	$1,621,846
Costs and expenses	1,039	90,567	49,527	1,348,853	(7,650)	1,482,336

Operating (loss) income	(1,039)	53,583	18,368	68,100	498	139,510

Equity in earnings of subsidiaries	124,129	21,206	48,181	72,862	(266,378)	0
Equity in earnings of joint venture	0	0	0	5,324	0	5,324
Interest expense, net	0	(26,581)	(12,117)	(2,037)	0	(40,735)
Other income, net	0	21,425	106	6,313	0	27,844

Income before income tax expense	123,090	69,633	54,538	150,562	(265,880)	131,943

Income tax expense	0	440	0	8,413	0	8,853

Net income	$123,090	$69,193	$54,538	$142,149	$(265,880)	$123,090

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2010

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$144,594	$84,332	$9,135	$(77,609)	$(146,799)	$13,653

Cash flows from investing activities:
Capital expenditures	0	(45,645)	(5,146)	(66,894)	0	(117,685)
Acquisition	0	0	0	(43,026)	0	(43,026)
Proceeds from sale of assets	0	0	18	139	0	157
Proceeds from insurance claims	0	0	0	13,500	0	13,500
Investment in other long-term assets	0	0	0	(3,224)	0	(3,224)
Investment in subsidiaries	(245,604)	0	0	(25)	245,629	0

Net cash used in investing activities	(245,604)	(45,645)	(5,128)	(99,530)	245,629	(150,278)

Cash flows from financing activities:
Debt borrowings	0	847,146	0	0	0	847,146
Debt repayments	0	(832,424)	0	0	0	(832,424)
Issuance of common units, net of issuance costs	240,297	0	0	0	0	240,297
General partner contribution	5,078	0	0	0	0	5,078
Partners’ contributions	0	245,604	0	25	(245,629)	0
Distributions to unitholders and general partner	(146,784)	(146,784)	0	(15)	146,799	(146,784)
Net intercompany borrowings (repayments)	2,419	(136,145)	(4,006)	137,732	0	0
Decrease in cash book overdrafts	0	(3,962)	(1)	(1,548)	0	(5,511)

Net cash provided by (used in) financing activities	101,010	(26,565)	(4,007)	136,194	(98,830)	107,802

Effect of foreign exchange rate changes on cash	0	(13,721)	0	15,092	0	1,371

Net decrease in cash and cash equivalents	0	(1,599)	0	(25,853)	0	(27,452)
Cash and cash equivalents as of the beginning of the period	53	1,602	0	60,351	0	62,006

Cash and cash equivalents as of the end of the period	$53	$3	$0	$34,498	$0	$34,554

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$130,167	$40,262	$20,131	$(127,509)	$(131,689)	$(68,638)

Cash flows from investing activities:
Capital expenditures	0	(15,698)	(12,802)	(40,507)	0	(69,007)
Proceeds from sale or disposition of assets	0	29,090	35	26	0	29,151
Proceeds from insurance claims	0	0	0	10,162	0	10,162

Net cash provided by (used in) investing activities	0	13,392	(12,767)	(30,319)	0	(29,694)

Cash flows from financing activities:
Debt borrowings	0	777,789	0	0	0	777,789
Debt repayments	0	(532,642)	0	0	0	(532,642)
Distributions to unitholders and general partner	(131,676)	(131,676)	0	(13)	131,689	(131,676)
Net intercompany borrowings (repayments)	1,509	(159,266)	(7,334)	165,091	0	0
Decrease in cash book overdrafts	0	(8,082)	0	(426)	0	(8,508)

Net cash (used in) provided by financing activities	(130,167)	(53,877)	(7,334)	164,652	131,689	104,963

Effect of foreign exchange rate changes on cash	0	225	0	2,494	0	2,719

Net increase in cash and cash equivalents	0	2	30	9,318	0	9,350
Cash and cash equivalents as of the beginning of the period	53	2	656	44,664	0	45,375

Cash and cash equivalents as of the end of the period	$53	$4	$686	$53,982	$0	$54,725

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. SUBSEQUENT EVENTS

2010 Gulf Opportunity Zone Revenue Bonds

On July 15, 2010, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued $100.0 million of Revenue Bonds (NuStar Logistics, L.P. Project) Series 2010 associated with our St. James terminal expansion pursuant to the Gulf Opportunity Zone Act of 2005. The bonds mature on July 1, 2040. The interest rate is based on a weekly tax-exempt bond market interest rate and is paid monthly. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansion. NuStar Logistics is solely obligated to service the principal and interest payments associated with the bonds. One of the lenders under our 2007 Revolving Credit Agreement issued a letter of credit in the amount of $101.3 million on our behalf to guarantee the payment of interest and principal on the bonds. This letter of credit ranks equally with existing senior unsecured indebtedness of NuStar Logistics.

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

OVERVIEW

NuStar Energy L.P. (NuStar Energy) is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) wholly owns our general partner, Riverwalk Logistics, L.P., and owns a 17.5% total interest in us as of June 30, 2010. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in five sections:

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

Storage. We own terminals in the United States, the Netherlands Antilles, Canada, Mexico, the Netherlands and the United Kingdom providing approximately 68.0 million barrels of storage capacity. Our terminals provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including crude oil and other feedstocks. We also own 60 crude oil and intermediate feedstock storage tanks and related assets that provide an aggregate 12.5 million barrels of storage capacity to refineries in California and Texas.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Change
	2010	2009
Statement of Income Data:
Revenues:
Services revenues	$195,087	$176,042	$19,045
Product sales	929,854	811,800	118,054

Total revenues	1,124,941	987,842	137,099

Costs and expenses:
Cost of product sales	842,588	731,861	110,727
Operating expenses	119,943	110,505	9,438
General and administrative expenses	22,195	25,852	(3,657)
Depreciation and amortization expense	38,185	35,548	2,637

Total costs and expenses	1,022,911	903,766	119,145

Operating income	102,030	84,076	17,954
Equity earnings from joint ventures	2,102	3,011	(909)
Interest expense, net	(18,890)	(20,265)	1,375
Other income, net	14,816	19,240	(4,424)

Income before income tax expense	100,058	86,062	13,996
Income tax expense	636	2,327	(1,691)

Net income	$99,422	$83,735	$15,687

Net income per unit applicable to limited partners	$1.43	$1.38	$0.05

Weighted average limited partner units outstanding	62,289,670	54,460,549	7,829,121

Highlights

Net income increased $15.7 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, primarily due to an increase in segment operating income, partially offset by a decrease in other income. Segment operating income increased $14.7 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, due to increased operating income from all of our segments, especially our transportation and asphalt and fuels marketing segments.

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended June 30,		Change
	2010	2009
Storage:
Throughput (barrels/day)	684,982	695,558	(10,576)
Throughput revenues	$19,119	$19,728	$(609)
Storage lease revenues	109,690	97,585	12,105

Total revenues	128,809	117,313	11,496
Operating expenses	66,955	59,470	7,485
Depreciation and amortization expense	18,989	17,446	1,543

Segment operating income	$42,865	$40,397	$2,468

Transportation:
Refined products pipelines throughput (barrels/day)	533,979	564,762	(30,783)
Crude oil pipelines throughput (barrels/day)	398,518	346,291	52,227

Total throughput (barrels/day)	932,497	911,053	21,444
Throughput revenues	$76,958	$68,744	$8,214
Operating expenses	29,543	27,690	1,853
Depreciation and amortization expense	12,680	12,614	66

Segment operating income	$34,735	$28,440	$6,295

Asphalt and Fuels Marketing:
Product sales	$929,990	$811,800	$118,190
Cost of product sales	847,065	736,009	111,056

Gross margin	82,925	75,791	7,134
Operating expenses	30,298	29,709	589
Depreciation and amortization expense	5,075	4,406	669

Segment operating income	$47,552	$41,676	$5,876

Consolidation and Intersegment Eliminations:
Revenues	$(10,816)	$(10,015)	$(801)
Cost of product sales	(4,477)	(4,148)	(329)
Operating expenses	(6,853)	(6,364)	(489)

Total	$514	$497	$17

Consolidated Information:
Revenues	$1,124,941	$987,842	$137,099
Cost of product sales	842,588	731,861	110,727
Operating expenses	119,943	110,505	9,438
Depreciation and amortization expense	36,744	34,466	2,278

Segment operating income	125,666	111,010	14,656
General and administrative expenses	22,195	25,852	(3,657)
Other depreciation and amortization expense	1,441	1,082	359

Consolidated operating income	$102,030	$84,076	$17,954

Storage

Revenues increased $11.5 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, primarily due to:

•

an increase of $6.4 million across various domestic terminals due to rate escalations, new customer contracts and increased customer utilization, as well as higher throughput and related handling charges;

•

an increase of $2.7 million at our international terminals mainly due to new customer contracts and increased customer utilization, as well as higher throughput and related handling charges and the completion of our tank expansion project at our Amsterdam terminal; and

•	an increase of $1.5 million related to our acquisition of Asphalt Holdings, Inc., which included three terminals in Mobile County, Alabama.

Operating expenses increased $7.5 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, primarily due to an increase of $3.5 million in employee-related expenses and an increase of $1.5 million in maintenance expenses resulting from tank work at certain terminals in our gulf coast and west coast regions.

Depreciation and amortization expense increased $1.5 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, primarily due to the completion of various terminal upgrade and expansion projects.

Transportation

Throughputs increased 21,444 barrels per day and revenues increased $8.2 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, primarily due to:

•	an increase of 75,122 barrels per day and an increase in revenues of $6.1 million on pipelines serving the McKee refinery, mainly due to the completion of a turnaround at the refinery in 2009;

•	an increase of 14,754 barrels per day and an increase in revenues of $3.0 million on the East Pipeline due to the impact of high system inventories and lower demand in 2009;

•

an increase of 7,607 barrels per day and an increase in revenues of $2.5 million on the Ammonia Pipeline resulting from more favorable weather conditions compared to the prior year and an early start of the planting season;

•	a decrease in throughputs of 13,450 barrels per day and a decrease in revenues of $2.1 million due to a scheduled turnaround at the refinery served by the North Pipeline; and

•	a decrease in throughputs of 52,848 barrels per day and a decrease in revenues of $1.3 million due to the sale of the Ardmore-Wynnewood and Trans-Texas pipelines.

Operating expenses increased $1.9 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, due to increased power costs and product imbalances on the East Pipeline. For the three months ended June 30, 2009, we recognized gains from our product imbalances mainly due to an increase in prices and higher volumes.

Asphalt and Fuels Marketing

Sales and cost of product sales increased $118.2 million and $111.1 million, respectively, resulting in an increase in total gross margin of $7.1 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The increase in total gross margin was primarily due to an increase of $9.0 million in our fuels marketing operations mainly due to hedge gains in the second quarter of 2010. Although the gross margin per barrel for our asphalt operations was slightly higher in the second quarter of 2010 as compared to the second quarter of 2009, gross margin decreased $1.9 million due to lower volumes sold.

Consolidation and Intersegment Eliminations

Revenue, cost of product sales and operating expense eliminations primarily relate to storage and transportation fees charged to the asphalt and fuels marketing segment by the transportation and storage segments. For the three months ended June 30, 2010, the asphalt and fuels marketing segment utilized more terminal capacity from our storage segment than for the three months ended June 30, 2009, resulting in higher eliminations for revenue and operating expense.

General

General and administrative expenses decreased $3.7 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. This decrease was primarily due to a decline in compensation expense associated with our long-term incentive plans, which fluctuates with our unit price.

Interest expense decreased $1.4 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, mainly due to a lower balance on our revolving credit agreement and a lower variable interest rate paid on our interest rate swaps.

Other income, net consisted of the following:

	Three Months Ended June 30,
	2010	2009
	(Thousands of Dollars)
Gain from insurance proceeds	$13,500	$1,670
(Loss) gain from sale or disposition of assets	(793)	21,022
Foreign exchange gains (losses)	382	(3,666)
Other	1,727	214

Other income, net	$14,816	$19,240

For the three months ended June 30, 2010 and 2009, the gain from insurance proceeds results from insurance claims related to damage caused by Hurricane Ike primarily at our Texas City, Texas terminal in the third quarter of 2008. For the three months ended June 30, 2009, the gain from sale or disposition of assets includes a gain of $21.4 million related to the June 15, 2009 sale of the Ardmore-Wynnewood pipeline in Oklahoma and the Trans-Texas pipeline.

Income tax expense decreased $1.7 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, primarily due to the reversal of a deferred tax asset valuation allowance, partially offset by increased expense resulting from higher taxable income. The receipt of $13.5 million in insurance proceeds related to Hurricane Ike and our acquisition of Asphalt Holdings, Inc. caused us to reevaluate the valuation allowance recorded related to certain net operating loss carryforwards previously expected to expire unused.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Six Months Ended June30,		Change
	2010	2009
Statement of Income Data:
Revenues:
Services revenues	$384,382	$358,694	$25,688
Product sales	1,686,088	1,263,152	422,936

Total revenues	2,070,470	1,621,846	448,624

Costs and expenses:
Cost of product sales	1,561,809	1,148,656	413,153
Operating expenses	241,280	213,827	27,453
General and administrative expenses	49,464	48,316	1,148
Depreciation and amortization expense	76,114	71,537	4,577

Total costs and expenses	1,928,667	1,482,336	446,331

Operating income	141,803	139,510	2,293
Equity earnings from joint ventures	5,117	5,324	(207)
Interest expense, net	(37,476)	(40,735)	3,259
Other income, net	15,117	27,844	(12,727)

Income before income tax expense	124,561	131,943	(7,382)
Income tax expense	5,436	8,853	(3,417)

Net income	$119,125	$123,090	$(3,965)

Net income per unit applicable to limited partners	$1.64	$1.96	$(0.32)

Weighted average limited partner units outstanding	61,255,853	54,460,549	6,795,304

Highlights

Net income decreased $4.0 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, primarily due to a decrease in other income, partially offset by an increase in segment operating income. Segment operating income increased $4.1 million during the six months ended June 30, 2010, compared to the six months ended June 30, 2009, mainly due to increased operating income from our transportation segment and asphalt and fuels marketing segment.

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Six Months Ended June 30,		Change
	2010	2009
Storage:
Throughput (barrels/day)	663,339	646,025	17,314
Throughput revenues	$36,946	$39,756	$(2,810)
Storage lease revenues	218,495	195,359	23,136

Total revenues	255,441	235,115	20,326
Operating expenses	132,033	113,628	18,405
Depreciation and amortization expense	37,655	34,438	3,217

Segment operating income	$85,753	$87,049	$(1,296)

Transportation:
Refined products pipelines throughput (barrels/day)	530,678	592,341	(61,663)
Crude oil pipelines throughput (barrels/day)	380,975	366,027	14,948

Total throughput (barrels/day)	911,653	958,368	(46,715)
Revenues	$152,220	$143,136	$9,084
Operating expenses	58,296	52,890	5,406
Depreciation and amortization expense	25,432	25,277	155

Segment operating income	$68,492	$64,969	$3,523

Asphalt and Fuels Marketing:
Product sales	$1,688,920	$1,263,152	$425,768
Cost of product sales	1,573,799	1,156,802	416,997

Gross margin	115,121	106,350	8,771
Operating expenses	65,349	59,548	5,801
Depreciation and amortization expense	10,116	9,614	502

Segment operating income	$39,656	$37,188	$2,468

Consolidation and Intersegment Eliminations:
Revenues	$(26,111)	$(19,557)	$(6,554)
Cost of product sales	(11,990)	(8,146)	(3,844)
Operating expenses	(14,398)	(12,239)	(2,159)

Total	$277	$828	$(551)

Consolidated Information:
Revenues	$2,070,470	$1,621,846	$448,624
Cost of product sales	1,561,809	1,148,656	413,153
Operating expenses	241,280	213,827	27,453
Depreciation and amortization expense	73,203	69,329	3,874

Segment operating income	194,178	190,034	4,144
General and administrative expenses	49,464	48,316	1,148
Other depreciation and amortization expense	2,911	2,208	703

Consolidated operating income	$141,803	$139,510	$2,293

Storage

Throughputs increased 17,314 barrels per day for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, mainly due to the completion of turnarounds in 2009 at refineries served by our Texas City and Corpus Christi crude oil storage tanks. Throughput revenues decreased $2.8 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, despite the increase in total throughputs, due to lower throughputs at refined product terminals, which have higher throughput fees per barrel than the Texas City and Corpus Christi crude oil storage tanks.

Storage revenues increased $23.1 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, primarily due to:

•

an increase of $10.7 million across various domestic terminals due to higher throughput and related handling charges, as well as rate escalations, new customer contracts and increased customer utilization;

•

an increase of $5.8 million at our Amsterdam and UK terminals, mainly due to higher throughput and associated handling fees at our UK terminals, the completed tank expansion project at our Amsterdam terminal and the effect of foreign exchange rates;

•	an increase of $3.2 million at our Point Tupper and St. Eustatius terminal facilities, mainly due to new contracts and rate escalations; and

•	an increase of $1.5 million related to our acquisition of Asphalt Holdings, Inc., which included three terminals in Mobile County, Alabama.

Operating expenses increased $18.4 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, primarily due to:

•	an increase of $8.3 million related to higher salaries and wages and other employee-related expenses resulting from increased headcount and temporary labor;

•	an increase of $5.5 million in maintenance and contractor expenses, primarily due to regulatory tank work and other general projects at our domestic terminals; and

•	an increase of $2.2 million related to property taxes resulting from new appraisal values and higher environmental costs.

Depreciation and amortization expense increased $3.2 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, primarily due to the completion of various terminal upgrade and expansion projects.

Transportation

Although throughputs decreased 46,715 barrels per day, revenues increased $9.1 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, primarily due to:

•	an increase in throughputs of 1,994 barrels per day and an increase in revenues of $4.7 million on the East Pipeline due to increased long-haul deliveries resulting in a higher average tariff;

•

an increase in throughputs of 24,180 barrels per day and an increase in revenues of $4.4 million on certain pipelines serving the McKee refinery, which completed a turnaround and experienced other operational issues in 2009;

•

an increase in throughputs of 5,237 barrels per day and an increase in revenues of $3.8 million on the Ammonia Pipeline due to more favorable weather conditions compared to the prior year and an early start of the planting season;

•	a decrease in throughputs of 57,949 barrels per day and a decrease in revenues of $3.0 million due to the sale of the Ardmore-Wynnewood and Trans-Texas pipelines; and

•	a decrease in throughputs of 10,457 barrels per day and a decrease in revenues of $2.7 due to a scheduled turnaround at the refinery served by the North Pipeline.

Operating expenses increased $5.4 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, primarily due to increased maintenance costs and product imbalances on the East Pipeline. For the six months ended June 30, 2009, we recognized gains from our product imbalances mainly due to an increase in prices and higher volumes.

Asphalt and Fuels Marketing

Sales and cost of product sales increased $425.8 million and $417.0 million, respectively, resulting in an increase in total gross margin of $8.8 million during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The increase in total gross margin was primarily due to an increase of $6.4 million in our fuels marketing operations mainly due to hedge gains and increased bunker sale volumes. Gross margins from bunker sales at our Point Tupper facility were negative for the six months ended June 30, 2009. In addition, the gross margins for our asphalt operations increased $2.4 million due to higher volumes sold for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.

Operating expenses increased $5.8 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, primarily due to new storage and power costs at asphalt terminals leased by our asphalt operations during the first six months of 2010 that we did not lease during comparable period of 2009.

Consolidation and Intersegment Eliminations

Revenue, cost of product sales and operating expense eliminations primarily relate to storage and transportation fees charged to the asphalt and fuels marketing segment by the transportation and storage segments. For the six months ended June 30, 2010, the asphalt and fuels marketing segment utilized more terminal capacity from our storage segment than for the six months ended June 30, 2009, resulting in higher eliminations for revenue and operating expense.

General

General and administrative expenses increased $1.1 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. This increase was primarily due to higher salaries and wages resulting from increased headcount and benefit costs. However, compensation expense associated with our long-term incentive plans, which fluctuates with our unit price, declined during the six months ended June 30, 2010, compared to the six months ended June 30, 2009, partially offsetting the increase in salaries and wages.

Interest expense decreased $3.3 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, mainly due to a lower balance on our revolving credit agreement and a lower variable interest rate paid on our interest rate swaps.

Other income, net consisted of the following:

	Six Months Ended June 30,
	2010	2009
	(Thousands of Dollars)
Gain from insurance proceeds	$13,500	$8,895
(Loss) gain from sale or disposition of assets	(688)	21,050
Foreign exchange losses	(234)	(2,443)
Other	2,539	342

Other income, net	$15,117	$27,844

For the six months ended June 30, 2010 and 2009, the gain from insurance proceeds results from insurance claims related to damage caused by Hurricane Ike primarily at our Texas City, Texas terminal in the third quarter of 2008. For the six months ended June 30, 2009, the gain from the sale or disposition of assets includes a gain of $21.4 million related to the June 15, 2009 sale of the Ardmore-Wynnewood pipeline in Oklahoma and the Trans-Texas pipeline.

Income tax expense decreased $3.4 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, primarily due to the reversal of a deferred tax asset valuation allowance, partially offset by increased expense resulting from higher taxable income. The receipt of $13.5 million in insurance proceeds related to Hurricane Ike and our acquisition of Asphalt Holdings, Inc. caused us to reevaluate the valuation allowance recorded related to certain net operating loss carryforwards previously expected to expire unused.

OUTLOOK

Overall, we expect our net income for 2010 to be comparable to 2009. Our outlook could change depending on the pace of the economic recovery, or other factors that affect overall demand for the products we store, transport and sell.

Transportation Segment

Excluding the effect of pipeline sales that occurred in 2009, we expect throughputs for the full year and the last half of 2010 to increase slightly over the same periods in 2009 primarily due to higher refinery utilization rates. The tariffs on our pipelines regulated by the Federal Energy Regulatory Commission, which adjust annually based upon changes in the producer price index, were reduced by 1.3 percent effective July 1, 2010, which is expected to result in lower revenue per barrel in the last half of 2010 compared to the same period in 2009. Our tariff rate for the full year 2010 will be slightly higher than 2009 due to the 7.6 percent increase in tariff rates effective July 1, 2009. These higher revenues are expected to be offset by higher operating expenses. We expect our transportation segment to produce full year 2010 segment results that are to be comparable to 2009.

Storage Segment

For the remainder of 2010, we expect our earnings for the storage segment to increase compared to the same period in 2009. The remainder of 2010 should benefit from higher renewal rates and incremental earnings from terminal acquisitions. Also, this segment should realize higher earnings from capital projects that were completed during 2009 as well as certain capital projects expected to be completed late in 2010. As a result, we expect the storage segment results for the full year 2010 to exceed 2009.

Asphalt and Fuels Marketing Segment

We expect the asphalt and fuels marketing segment results to increase slightly for the full year and the remainder of 2010 compared to the same periods in 2009 due mainly to the fuels marketing operations. Our fuels marketing operations should benefit from improved results from sales of bunker fuel and fuel oil as well as refined product trading. However, we expect the results from our asphalt operations to decline compared to last year. Soft demand, particularly in the private sector construction markets, is constraining asphalt prices. As a result, asphalt prices are struggling to keep up with rising crude costs, which puts downward pressure on margins.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary cash requirements are for distributions to partners, working capital requirements, including inventory purchases, debt service, capital expenditures, acquisitions and normal operating expenses. On an annual basis, we attempt to fund our operating expenses, interest expense, reliability capital expenditures and distribution requirements with cash generated from our operations. If we do not generate sufficient cash from operations to meet those requirements, we utilize available borrowing capacity under our revolving credit agreement and, to the extent necessary, funds raised through equity or debt offerings under our shelf registration statement. Additionally, we typically fund our strategic capital expenditures from external sources, primarily borrowings under our revolving credit agreement or funds available under our shelf registration statement. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control. The volatility of the capital and credit markets could restrict our ability to issue debt or equity or may increase our cost of capital beyond rates acceptable to us.

Cash Flows for the Six Months Ended June 30, 2010 and 2009

The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2010	2009
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$13,653	$(68,638)
Investing activities	(150,278)	(29,694)
Financing activities	107,802	104,963
Effect of foreign exchange rate changes on cash	1,371	2,719

Net (decrease) increase in cash and cash equivalents	$(27,452)	$9,350

Net cash provided by operating activities for the six months ended June 30, 2010 was $13.7 million, compared to a use of cash of $68.6 million for the six months ended June 30, 2009, primarily due to lower investments in working capital in 2010. We increased our working capital $175.5 million in 2010, compared to $239.1 million in 2009.

For the six months ended June 30, 2010, cash from operating activities, proceeds from long-term and short-term debt borrowings, net of repayments, our issuance of common units and cash on hand were used to fund our distributions to unitholders and our general partner and capital expenditures primarily related to various terminal projects and an acquisition. The capital expenditures were primarily related to projects at our St. Eustatius and Texas City terminals and our corporate office. Cash flows from investing activities also include insurance proceeds of $13.5 million related to damages caused by Hurricane Ike in the third quarter of 2008 primarily at our Texas City terminal.

For the six months ended June 30, 2009, net proceeds from long-term debt borrowings and proceeds from asset sales and insurance claims, combined with cash on hand, were used to fund our distributions to unitholders and our general partner, capital expenditures and increased working capital requirements. The capital expenditures were primarily related to a pipeline expansion on the southern end of the East Pipeline and projects at our Texas City terminal. Cash flows from investing activities also include insurance proceeds of $10.2 million related to damages caused by Hurricane Ike in the third quarter of 2008 primarily at our Texas City terminal.

2007 Revolving Credit Agreement

As of June 30, 2010, we had $606.1 million available for borrowing under our $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement). Due to a covenant in our 2007 Revolving Credit Agreement that requires us to maintain, as of the end of each four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00, we may not be able to borrow the maximum available amount. As of June 30, 2010, the consolidated debt coverage ratio was 4.5x. The 2007 Revolving Credit Agreement matures in December 2012, and we do not have any other significant debt maturing until 2012.

Shelf Registration Statement

On May 13, 2010, the Securities and Exchange Commission declared effective our shelf registration statement on Form S-3, which permits us to offer and sell various types of securities, including NuStar Energy common units and debt securities of NuStar Logistics and NuPOP (the 2010 Shelf Registration Statement). We filed the 2010 Shelf Registration Statement to replace our three-year 2007 Shelf Registration Statement, which was effective May 18, 2007.

If the capital markets become more volatile, our access to the capital markets may be limited, or we could face increased costs. In addition, it is possible that our ability to access the capital markets may be limited by these or other factors at a time when we would like or need to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

Issuance of Common Units

On May 19, 2010, we issued 4,400,000 common units representing limited partner interests at a price of $56.55 per unit. We used the net proceeds from this offering of $245.4 million, including a contribution of $5.1 million from our general partner to maintain its 2% general partner interest, mainly to reduce outstanding borrowings under our 2007 Revolving Credit Agreement and for the acquisition of Asphalt Holdings, Inc.

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

During the six months ended June 30, 2010, our reliability capital expenditures totaled $24.5 million, including $21.3 million primarily related to maintenance upgrade projects at our terminals and refineries. Strategic capital expenditures for the six months ended June 30, 2010 totaled $96.4 million and were primarily related to projects at our St. Eustatius and Texas City terminals and our corporate office.

For the full year 2010, we expect to incur approximately $310.0 million of capital expenditures, including $50.0 million for reliability capital projects and $260.0 million for strategic capital projects. We continue to evaluate our capital budget and make changes as economic conditions warrant. Depending upon current economic conditions, our actual capital expenditures for 2010 may exceed or be lower than the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2010, and our internal growth projects can be accelerated or scaled back depending on the capital markets.

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

Distributions

In April 2010, we declared a quarterly cash distribution of $1.065 per unit that was paid on May 14, 2010 to unitholders of record on May 7, 2010. This distribution related to the first quarter of 2010 and totaled $73.4 million. On August 2, 2010, we announced a quarterly cash distribution of $1.065 per unit related to the second quarter of 2010. This distribution will be paid on August 13, 2010 to unitholders of record on August 6, 2010 and will total $78.8 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,576	$1,318	$3,043	$2,636
General partner incentive distribution	8,369	6,929	16,168	13,858

Total general partner distribution	9,945	8,247	19,211	16,494
Limited partners’ distribution	68,809	57,591	132,935	115,182

Total cash distributions	$78,754	$65,838	$152,146	$131,676

Cash distributions per unit applicable to limited partners	$1.0650	$1.0575	$2.1300	$2.1150

Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter.

Long-Term Debt Obligations

We are a party to the following long-term debt agreements:

•	the 2007 Revolving Credit Agreement due December 10, 2012, with a balance of $546.1 million as of June 30, 2010;

•

NuStar Logistics’ 6.875% senior notes due July 15, 2012 with a face value of $100.0 million, 6.05% senior notes due March 15, 2013 with a face value of $229.9 million and 7.65% senior notes due April 15, 2018 with a face value of $350.0 million;

•	NuPOP’s 7.75% senior notes due February 15, 2012 and 5.875% senior notes due June 1, 2013 with an aggregate face value of $500.0 million;

•	the $55.4 million revenue bonds due June 1, 2038 associated with the St. James terminal expansion (Gulf Opportunity Zone Revenue Bonds);

•	the £21 million term loan due December 11, 2012 (UK Term Loan); and

•

the $12.0 million note payable in annual installments through December 31, 2015 to the Port of Corpus Christi Authority of Nueces County, Texas, with a balance of $3.5 million as of June 30, 2010, associated with the construction of a crude oil storage facility in Corpus Christi, Texas.

On July 15, 2010, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued $100.0 million of Revenue Bonds (NuStar Logistics, L.P. Project) Series 2010 associated with our St. James terminal expansion pursuant to the Gulf Opportunity Zone Act of 2005. The bonds mature on July 1, 2040. The interest rate is based on a weekly tax-exempt bond market interest rate and is paid monthly. NuStar Logistics is solely obligated to service the principal and interest payments associated with the bonds. One of the lenders under our 2007 Revolving Credit Agreement issued a letter of credit in the amount of $101.3 million on our behalf, to guarantee the payment of interest and principal on the bonds.

Management believes that, as of June 30, 2010, we are in compliance with all ratios and covenants of both the 2007 Revolving Credit Agreement and the UK Term Loan, which has substantially the same covenants as the 2007 Revolving Credit Agreement. Our other long-term debt obligations do not contain any financial covenants that are different than those contained in the 2007 Revolving Credit Agreement. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments.

Interest Rate Swaps

As of June 30, 2010, the weighted-average interest rate for our interest rate swaps was 2.4%. As of June 30, 2010 and December 31, 2009, the aggregate estimated fair value of the interest rate swaps included in “Other long-term assets, net” in our consolidated balance sheets was $11.7 million and $8.6 million, respectively.

Commitments

On June 18, 2010, we entered into a five-year lease to begin in 2011 for marine vessels, which will be used in our asphalt operations and represents an aggregate commitment of approximately $41.0 million.

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

	June 30, 2010
	Expected Maturity Dates						Total	Fair Value
	2010	2011	2012	2013	2014	There- after
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$770	$832	$382,300	$480,902	$48	$350,000	$1,214,852	$1,327,728
Weighted average interest rate	8.0%	8.0%	7.4%	6.0%	8.0%	7.7%	6.9%
Variable rate	$0	$0	$546,148	$0	$0	$55,440	$601,588	$580,032
Weighted average interest rate	0	0	0.9%	0	0	0.2%	0.8%

Interest Rate Swaps Fixed to Variable:
Notional amount	$0	$0	$60,000	$107,500	$0	$0	$167,500	$11,747
Weighted average pay rate	2.6%	3.0%	3.7%	4.1%	0	0	3.3%
Weighted average receive rate	6.3%	6.3%	6.3%	6.1%	0	0	6.3%

	December 31, 2009
	Expected Maturity Dates						Total	Fair Value
	2010	2011	2012	2013	2014	There- after
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$770	$832	$384,816	$480,902	$67	$350,000	$1,217,387	$1,306,301
Weighted average interest rate	8.0%	8.0%	7.4%	6.0%	8.0%	7.7%	6.9%
Variable rate	$0	$0	$525,126	$0	$0	$56,200	$581,326	$551,072
Weighted average interest rate	0	0	1.0%	0	0	0.2%	0.9%

Interest Rate Swaps Fixed to Variable:
Notional amount	$0	$0	$60,000	$107,500	$0	$0	$167,500	$8,623
Weighted average pay rate	3.4%	4.8%	5.8%	5.6%	0	0	4.3%
Weighted average receive rate	6.3%	6.3%	6.3%	6.1%	0	0	6.3%

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

We record commodity derivative instruments in the consolidated balance sheets as assets or liabilities at fair value based on quoted market prices. We recognize mark-to-market adjustments for derivative instruments designated and qualifying as fair value hedges (Fair Value Hedges) and the related change in the fair value of the associated hedged physical inventory or firm commitment within “Cost of product sales.” For derivative instruments designated and qualifying as cash flow hedges (Cash Flow Hedges), we record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive income” until the underlying hedged forecasted transactions occur and are recognized in income. For derivative instruments that do not qualify for hedge accounting (Economic Hedges and Other Derivatives), we record the mark-to-market adjustments in “Cost of product sales.”

The commodity contracts disclosed below represent only those contracts exposed to commodity price risk at the end of the period. Please refer to Note 7 of Notes to Consolidated Financial Statement in Item 8. “Financial Statements and Supplemental Data” for the volume and related fair value of all commodity contracts.

	June 30, 2010
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(crude oil and refined products)	120	$81.34	N/A	$106
Futures – short:
(crude oil and refined products)	1,277	N/A	$90.29	$3,170
Swaps – long:
(refined products)	38	$65.56	N/A	$10
Swaps – short:
(refined products)	404	N/A	$65.95	$269

Cash Flow Hedges:
Futures – short:
(refined products)	244	N/A	$94.17	$1,177
Options – puts:
(natural gas)	55	N/A	$18.85	$25
Options – calls:
(natural gas)	55	$34.51	N/A	$(5)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	90	$71.63	N/A	$(391)
Futures – short:
(crude oil and refined products)	387	N/A	$72.40	$1,177
Swaps – long:
(refined products)	37	$68.33	N/A	$(77)
Swaps – short:
(refined products)	86	N/A	$63.90	$166
Forward purchase contracts:
(crude oil)	1,508	$79.95	N/A	$(5,049)
Forward sales contracts:
(crude oil)	1,508	N/A	$79.71	$4,952

Total fair value of open positions exposed to commodity price risk				$5,530

	December 31, 2009
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(refined products)	1,184	N/A	$79.89	$(9,528)

Cash Flow Hedges:
Futures – short:
(refined products)	230	N/A	$94.13	$(240)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	454	$81.46	N/A	$2,327
Futures – short:
(crude oil and refined products)	745	N/A	$72.90	$(10,692)
Swaps – long:
(crude oil and refined products)	200	$70.34	N/A	$398
Swaps – short:
(crude oil and refined products)	600	N/A	$70.16	$(1,316)

Total fair value of open positions exposed to commodity price risk				$(19,051)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2010.

(b)	Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2009, as well as our subsequent quarterly reports on Form 10-Q.

Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. Eres has valued its damages for the alleged breach of contract claim at approximately $78.1 million. Pursuant to a May 2010 ruling by the U.S. District Court for the Southern District of Texas, the NuStar Entities were found to have assumed the Charter Agreement from CARCO and to be obligated to defend and indemnify CITGO and CARCO against Eres’ claims. The Defendants were ordered to proceed with arbitration. We intend to vigorously defend against Eres’ claims in arbitration.

EPA Investigation—Baltimore, Maryland facility. In September 2009, an administrative complaint was filed by the U.S. Environmental Protection Agency (the EPA) in Region III against NuStar Terminals Operations Partnership, L.P. (NTOP) and NuStar Terminals Services, Inc. (NTS). The administrative complaint alleged that certain violations occurred at NTOP’s Baltimore, Maryland terminal facility. The alleged violations included failure to comply with certain discharge limitations and certain monitoring and reporting obligations, as required by Section 301 of the Clean Water Act, 33 U.S.C. § 1311. The administrative complaint further alleged that NTOP and NTS violated certain provisions of the Code of Maryland Regulations, which the EPA is entitled to enforce on behalf of the State of Maryland pursuant to Section 3008(a) of the Resource Conservation and Recovery Act, 42 U.S.C. § 6928(a). On June 16, 2010, a consent agreement was entered into by and between the EPA, NTOP, and NTS, pursuant to which we agreed to pay a penalty of $90,000. A final order approving the consent agreement was entered by the EPA on June 16, 2010 and the payment was made in July 2010.

Item 6.	Exhibits

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference to the Following Document

2.01	Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P., Riverwalk Logistics, L.P., Valero GP, LLC, VLI Sub A LLC and Kaneb Services LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed November 4, 2004 (File No. 001-16417), Exhibit 99.1

2.02	Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P., Riverwalk Logistics, L.P., Valero GP, LLC, VLI Sub B LLC and Kaneb Pipe Line Partners, L.P. and Kaneb Pipe Line Company LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed November 4, 2004 (File No. 001-16417), Exhibit 99.2

3.01	Amended and Restated Certificate of Limited Partnership of Shamrock Logistics, L.P., effective January 1, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.3

3.02	Amendment to Certificate of Limited Partnership of Valero L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-16417), Exhibit 3.01

3.03	Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-16417), Exhibit 3.1

3.04	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of March 11, 2004	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2003 (File No. 001-16417), Exhibit 4.3

3.05	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of July 1, 2005	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.01

3.06	Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P., dated as of April 10, 2008	NuStar Energy L.P.’s Current Report on Form 8-K filed April 15, 2008 (File No. 001-16417), Exhibit 3.1

3.07	Amended and Restated Certificate of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of January 7, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.8

3.08	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-16417), Exhibit 3.03

3.09	Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.9

3.10	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., effective as of April 16, 2001	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16417), Exhibit 4.1

3.11	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of January 7, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.10

3.12	Certificate of Limited Partnership of Riverwalk Logistics, L.P., dated June 5, 2000	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.7

3.13	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P., dated as of April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

3.14	Certificate of Formation of Shamrock Logistics GP, LLC, dated December 7, 1999	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.9

3.15	Certificate of Amendment to Certificate of Formation of Shamrock Logistics GP, LLC, dated December 31, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.14

3.16	Certificate of Amendment to Certificate of Formation of Valero GP, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-16417), Exhibit 3.02

3.17	First Amended and Restated Limited Liability Company Agreement of Shamrock Logistics GP, LLC, dated as of June 5, 2000	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 3.10

3.18	First Amendment to First Amended and Restated Limited Liability Company Agreement of Shamrock Logistics GP, LLC, effective as of December 31, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.15

4.01	Indenture, dated as of July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.1

4.02	First Supplemental Indenture, dated as of July 15, 2002, to Indenture dated as of July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to 6 7/8% Senior Notes due 2012	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.2

4.03	Second Supplemental Indenture, dated as of March 18, 2003, to Indenture dated as of July 15, 2002, as amended and supplemented by a First Supplemental Indenture thereto dated as of July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee (including, form of global note representing $250,000,000 6.05% Senior Notes due 2013)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-16417), Exhibit 4.1

4.04	Third Supplemental Indenture, dated as of July 1, 2005, to Indenture dated as of July 15, 2002, as amended and supplemented, among Valero Logistics Operations, L.P., Valero L.P., Kaneb Pipe Line Operating Partnership, L.P., and The Bank of New York Trust Company, N.A.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.02

4.05	Instrument of Resignation, Appointment and Acceptance, dated March 31, 2008, among NuStar Logistics, L.P., NuStar Energy L.P., Kaneb Pipeline Operating Partnership, L.P., The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 4.05

4.06	Fourth Supplemental Indenture, dated as of April 4, 2008, to Indenture dated July 15, 2002, among NuStar Logistics L.P., as issuer, NuStar Energy L.P., as guarantor, NuStar Pipeline Operating Partnership L.P., as affiliate guarantor, and Wells Fargo Bank, National Association, as successor trustee	NuStar Energy L.P.’s Current Report on Form 8-K filed April 4, 2008 (File No. 001-16417), Exhibit 4.2

4.07	Indenture, dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (Senior Debt Securities)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.03

4.08	First Supplemental Indenture, dated as of February 21, 2002, to Indenture dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 7.750% Senior Unsecured Notes due 2012)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.04

4.09	Second Supplemental Indenture, dated as of August 9, 2002 and effective as of April 4, 2002, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P., Statia Terminals Canada Partnership, and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.05

4.10	Third Supplemental Indenture, dated and effective as of May 16, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P., Statia Terminals Canada Partnership, and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.06

4.11	Fourth Supplemental Indenture, dated and effective as of May 27, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 5.875% Senior Unsecured Notes due 2013)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.07

4.12	Fifth Supplemental Indenture, dated and effective as of July 1, 2005, to Indenture dated as of February 21, 2002, as amended and supplemented, among Kaneb Pipe Line Operating Partnership, L.P., Valero L.P., Valero Logistics Operations, L.P., and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.08

4.13	Instrument of Resignation, Appointment and Acceptance, dated June 30, 2008, among NuStar Pipeline Operating Partnership L.P., NuStar Energy L.P., NuStar Logistics, L.P., The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 4.12

10.01	Lease Agreement, dated as of July, 2010, between Parish of St. James, State of Louisiana and NuStar Logistics, L.P.	NuStar Energy L.P.’s Current Report on Form 8-K filed July 21, 2010 (File No. 001-16417 ), Exhibit 10.01

10.02	Application for Letter of Credit and Reimbursement Agreement, dated as of July 15, 2010, between JPMorgan Chase Bank, N.A. and NuStar Logistics, L.P.	NuStar Energy L.P.’s Current Report on Form 8-K filed July 21, 2010 (File No. 001-16417), Exhibit 10.02

*Exhibit 12.01	Statement of Computation of Ratio of Earnings to Fixed Charges.

*Exhibit 31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*Exhibit 31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

*Exhibit 32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*Exhibit 32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**Exhibit 101	The following interactive data files pursuant to Rule 405 of Regulation S-T from NuStar Energy L.P.’s Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Submitted electronically herewith.

In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration Statement or other document field under the Securities Act of 1933, as amended, or the Exchange Act. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

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
August 5, 2010

By:	/S/ STEVEN A. BLANK
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
August 5, 2010

By:	/S/ THOMAS R. SHOAF
Thomas R. Shoaf
Vice President and Controller
August 5, 2010