Form 10-Q
period 2010-09-30
NuStar Energy L.P.
filed 2010-11-04
CIK 1110805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of common units outstanding as of October 31, 2010 was 64,610,549.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,866	$62,006
Accounts receivable, net of allowance for doubtful accounts of $1,479 and $1,351 as of September 30, 2010 and December 31, 2009, respectively	297,556	211,797
Inventories	501,520	387,794
Other current assets	47,031	73,122

Total current assets	931,973	734,719

Property, plant and equipment, at cost	3,942,945	3,721,904
Accumulated depreciation and amortization	(798,183)	(693,708)

Property, plant and equipment, net	3,144,762	3,028,196
Intangible assets, net	47,017	44,127
Goodwill	812,172	807,742
Investment in joint venture	68,799	68,728
Deferred income tax asset	8,573	13,893
Other long-term assets, net	178,152	77,268

Total assets	$5,191,448	$4,774,673

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$770	$770
Accounts payable	272,218	205,605
Payable to related party	23,309	10,639
Notes payable	0	20,000
Accrued interest payable	24,585	21,529
Accrued liabilities	46,582	64,651
Taxes other than income tax	14,677	15,534
Income tax payable	2,303	26

Total current liabilities	384,444	338,754

Long-term debt, less current portion	1,989,737	1,828,993
Long-term payable to related party	9,651	7,663
Deferred income tax liability	29,616	26,909
Other long-term liabilities	87,765	87,386
Commitments and contingencies (Note 5)

Partners’ equity:
Limited partners (64,610,549 and 60,210,549 common units outstanding as of September 30, 2010 and December 31, 2009, respectively)	2,626,231	2,423,689
General partner	58,060	53,469
Accumulated other comprehensive income	5,944	7,810

Total partners’ equity	2,690,235	2,484,968

Total liabilities and partners’ equity	$5,191,448	$4,774,673

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Service revenues	$201,390	$190,439	$585,772	$549,133
Product sales	936,989	1,060,808	2,623,077	2,323,960

Total revenues	1,138,379	1,251,247	3,208,849	2,873,093

Costs and expenses:
Cost of product sales	860,942	989,868	2,422,751	2,138,524
Operating expenses:
Third parties	86,104	87,724	259,465	239,656
Related party	35,644	30,466	103,563	92,361

Total operating expenses	121,748	118,190	363,028	332,017
General and administrative expenses:
Third parties	9,727	9,109	28,633	26,531
Related party	17,133	10,104	47,691	40,998

Total general and administrative expenses	26,860	19,213	76,324	67,529
Depreciation and amortization expense	38,539	36,786	114,653	108,323

Total costs and expenses	1,048,089	1,164,057	2,976,756	2,646,393

Operating income	90,290	87,190	232,093	226,700
Equity in earnings of joint venture	2,454	2,374	7,571	7,698
Interest expense, net	(20,583)	(19,791)	(58,059)	(60,526)
Other (expense) income, net	(235)	(1,961)	14,882	25,883

Income before income tax expense	71,926	67,812	196,487	199,755
Income tax expense	3,616	3,372	9,052	12,225

Net income	$68,310	$64,440	$187,435	$187,530

Net income per unit applicable to limited partners (Note 11)	$0.90	$1.03	$2.55	$2.99

Weighted average limited partner units outstanding	64,610,549	54,460,549	62,386,373	54,460,549

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$187,435	$187,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	114,653	108,323
Amortization of debt related items	(5,812)	(5,266)
Loss (gain) on sale or disposition of assets	574	(21,160)
Deferred income tax (benefit) expense	(1,932)	1,020
Equity in earnings of joint venture	(7,571)	(7,698)
Distributions of equity in earnings of joint venture	7,500	6,750
Changes in current assets and current liabilities (Note 12)	(113,315)	(61,226)
Other, net	(699)	(2,035)

Net cash provided by operating activities	180,833	206,238

Cash Flows from Investing Activities:
Reliability capital expenditures	(34,927)	(32,915)
Strategic capital expenditures	(156,531)	(85,736)
Acquisition	(43,026)	0
Proceeds from sale or disposition of assets	1,992	29,451
Proceeds from insurance claims	13,500	10,856
Investment in other long-term assets	(3,400)	(9)

Net cash used in investing activities	(222,392)	(78,353)

Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	775,434	868,189
Proceeds from short-term debt borrowings	177,041	306,828
Proceeds from senior note offering, net of issuance costs	445,574	0
Long-term debt repayments	(1,146,183)	(819,040)
Short-term debt repayments	(197,041)	(318,448)
Proceeds from issuance of common units, net of issuance costs	240,158	0
Contributions from general partner	5,078	0
Distributions to unitholders and general partner	(225,538)	(197,514)
Decrease in cash book overdrafts	(8,746)	(6,406)

Net cash provided by (used in) financing activities	65,777	(166,391)

Effect of foreign exchange rate changes on cash	(358)	5,980

Net increase (decrease) in cash and cash equivalents	23,860	(32,526)
Cash and cash equivalents as of the beginning of the period	62,006	45,375

Cash and cash equivalents as of the end of the period	$85,866	$12,849

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) wholly owns our general partner, Riverwalk Logistics, L.P., and owns a 17.7% total interest in us as of September 30, 2010.

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

These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all disclosures made are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2010 and 2009 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board issued additional guidance that requires new disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements and additional information on the roll forward of Level 3 fair value measurements. This guidance also clarified the existing provisions on determining the appropriate classes of assets and liabilities to be reported and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This additional guidance is effective for interim and annual periods beginning after December 15, 2009, with the exception of the new requirements in the Level 3 roll forward, which will be effective for fiscal years beginning after December 15, 2010. We adopted these provisions effective January 1, 2010, and they did not have a

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

material impact on our disclosures. We do not expect the new requirements related to the Level 3 roll forward to have an impact on our disclosures.

3. INVENTORIES

Inventories consisted of the following:

	September 30, 2010	December 31, 2009
	(Thousands of Dollars)
Crude oil	$101,514	$74,250
Finished products	390,432	302,980
Materials and supplies	9,574	10,564

Total	$501,520	$387,794

4. DEBT

Revolving Credit Agreement

During the nine months ended September 30, 2010, we borrowed an aggregate $764.4 million under our $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement) to fund a portion of our capital expenditures and working capital requirements. Additionally, we repaid $1,146.2 million during the nine months ended September 30, 2010, which included the proceeds from the issuance of senior notes in August 2010 discussed below. The 2007 Revolving Credit Agreement bears interest based on either an alternative base rate or a LIBOR based rate. As of September 30, 2010, our weighted average borrowing interest rate was 1.0%, and we had $905.3 million available for borrowing under the 2007 Revolving Credit Agreement. Due to a covenant in our 2007 Revolving Credit Agreement that requires us to maintain, as of the end of each four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00, we may not be able to borrow the maximum available amount. As of September 30, 2010, the consolidated debt coverage ratio was 4.6x.

NuStar Logistics’ 4.80% Senior Notes

On August 12, 2010, NuStar Logistics issued $450.0 million of 4.80% senior notes under our shelf registration statement for net proceeds of $445.6 million. The net proceeds were used to reduce outstanding borrowings under our 2007 Revolving Credit Agreement. The interest on the 4.80% senior notes is payable semi-annually in arrears on March 1 and September 1 of each year beginning on March 1, 2011. The notes will mature on September 1, 2020.

The 4.80% senior notes rank equally with existing senior unsecured indebtedness of NuStar Logistics and do not have sinking fund requirements. The 4.80% senior notes issued by NuStar Logistics are fully and unconditionally guaranteed by NuStar Energy and NuPOP. NuPOP will be released from its guarantee when it no longer guarantees any obligations of NuStar Energy, or any of its subsidiaries, including NuStar Logistics, under any bank facility or public debt instrument. The 4.80% senior notes contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the notes. In addition, the 4.80% senior notes limit NuStar Logistics’ ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions. At the option of NuStar Logistics, the 4.80% senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date.

2010 Gulf Opportunity Zone Revenue Bonds

On July 15, 2010, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued $100.0 million of Revenue Bonds (NuStar Logistics, L.P. Project) Series 2010 associated with our St. James terminal expansion pursuant to the Gulf Opportunity Zone Act of 2005. The bonds mature on July 1, 2040. The interest rate is based on a weekly tax-exempt bond market interest rate and is paid monthly. The interest rate was 0.3% as of September 30, 2010. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

for reimbursement of expenditures related to our St. James terminal expansion. As of September 30, 2010, we have received $12.1 million from the trustee. The remaining $87.9 million in trust are included in “Other long-term assets, net,” and the $100.0 million obligation is included in “Long-term debt, less current portion” in our consolidated balance sheets as of September 30, 2010.

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

Lines of Credit

As of September 30, 2010, we had one short-term line of credit with an uncommitted borrowing capacity of up to $20.0 million. We had no outstanding borrowings on this line of credit as of September 30, 2010. During the nine months ended September 30, 2010, we borrowed $177.0 million and repaid $197.0 million related to this line of credit.

5. COMMITMENTS AND CONTINGENCIES

Contingencies

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of September 30, 2010, we have accrued $0.1 million related to settled matters and $73.4 million for contingent losses. The amount that will ultimately be paid related to these matters may differ from the recorded accruals, and the timing of such payments is uncertain.

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

The following assets and liabilities are measured at fair value on a recurring basis:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$1,015	$0	$0	$1,015
Other long-term assets, net:
Interest rate swaps	0	16,122	0	16,122
Accrued liabilities:
Product imbalances	(766)	0	0	(766)
Commodity derivatives	(7,560)	0	0	(7,560)
Other long-term liabilities:
Interest rate swaps	0	(2,279)	0	(2,279)

Total	$(7,311)	$13,843	$0	$6,532

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$2,096	$0	$0	$2,096
Other long-term assets, net:
Interest rate swaps	0	8,623	0	8,623
Accrued liabilities:
Commodity derivatives	(30,788)	0	0	(30,788)
Product imbalances	(676)	0	0	(676)

Total	$(29,368)	$8,623	$0	$(20,745)

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

Fair Value of Financial Instruments

We do not record our outstanding debt at fair value in our consolidated balance sheet. The estimated fair value and carrying amount of our debt was as follows:

	September 30, 2010	December 31, 2009
	(Thousands of Dollars)
Fair value	$2,103,275	$1,877,373
Carrying amount	$1,990,507	$1,849,763

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

Interest Rate Swaps

We are a party to certain interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. During the three months ended September 30, 2010, we entered into fixed-to-floating interest rate swap agreements with an aggregate notional amount of $360.0 million related to the 4.80% senior notes issued on August 12, 2010. Under the terms of these interest rate swap agreements, we will receive a fixed rate (4.80%) and will pay a variable rate based on three-month USD LIBOR plus a percentage that varies with

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

each agreement. The total aggregate notional amount of the fixed-to-floating interest rate swaps was $527.5 million and $167.5 million as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, the weighted-average interest rate for our fixed-to-floating interest rate swaps was 2.4%. We account for the fixed-to-floating interest rate swaps as fair value hedges and recognize the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. These interest rate swap contracts qualify for the shortcut method of accounting. As a result, changes in the fair value of the swaps will completely offset the changes in the fair value of the underlying hedged debt.

In October 2010, we entered into an additional fixed-to-floating interest rate swap agreement with a notional amount of $90.0 million related to the 4.80% senior notes with terms similar to the swaps discussed above. This swap agreement also qualifies for the shortcut method of accounting.

During the three months ended September 30, 2010, we also entered into seven forward-starting interest rate swap agreements with an aggregate notional amount of $500.0 million related to forecasted probable debt issuances in 2012 and 2013. Under the terms of the swaps, we pay a fixed rate and receive three-month USD LIBOR. We entered into the swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. The following table summarizes information about our forward-starting swaps:

Number and Type	Notional Amount	Period of Hedge	Weighted- Average Fixed Rate
	(in millions)
2 forward-starting interest rate swaps	$125.0	03/13 – 03/23	3.5%
2 forward-starting interest rate swaps	150.0	06/13 – 06/23	3.5%
3 forward-starting interest rate swaps	225.0	02/12 – 02/22	3.1%

Total	$500.0		3.3%

These swaps are designated and qualify as cash flow hedges, and we recognize the fair value of each interest rate swap in the consolidated balance sheet as either an asset or liability. We record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive income” (AOCI), and any hedge ineffectiveness is recognized immediately in “Interest expense, net.” The amount in AOCI will be amortized into “Interest expense, net” over the term of the forecasted debt.

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

The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short positions on an absolute basis, which totaled 15.1 million barrels and 11.8 million barrels as of September 30, 2010 and December 31, 2009, respectively.

As of September 30, 2010, we had $13.4 million of margin deposits related to our derivative instruments.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other long-term assets, net	$16,122	$8,623	$0	$0
Commodity contracts	Other current assets	1,839	0	0	0
Commodity contracts	Accrued liabilities	0	3,797	(2,698)	(14,279)
Interest rate swaps	Other long-term liabilities	0	0	(2,279)	0

Total		17,961	12,420	(4,977)	(14,279)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	26,513	0	0	0
Commodity contracts	Accrued liabilities	0	9,766	(33,214)	(30,072)

Total		26,513	9,766	(33,214)	(30,072)

Total Derivatives		$44,474	$22,186	$(38,191)	$(44,351)

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

No component of the associated derivative instruments’ gains or losses was excluded from our assessment of hedge ineffectiveness. The earnings impact of our derivative activity was as follows:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Three months ended September 30, 2010:
Interest rate swaps	Interest expense, net	$3,886	$(3,886)	$0
Commodity contracts	Cost of product sales	(6,773)	12,297	5,524

Total		$(2,887)	$8,411	$5,524

Three months ended September 30, 2009:
Interest rate swaps	Interest expense, net	$953	$(953)	$0
Commodity contracts	Cost of product sales	(94)	6,490	6,396

Total		$859	$5,537	$6,396

Nine months ended September 30, 2010:
Interest rate swaps	Interest expense, net	$7,010	$(7,010)	$0
Commodity contracts	Cost of product sales	4,961	3,382	8,343

Total		$11,971	$(3,628)	$8,343

Nine months ended September 30, 2009:
Interest rate swaps	Interest expense, net	$(5,158)	$5,158	$0
Commodity contracts	Cost of product sales	(14,777)	23,732	8,955

Total		$(19,935)	$28,890	$8,955

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Income Statement Location (a)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Thousands of Dollars)		(Thousands of Dollars)
Three months ended September 30, 2010:
Commodity contracts	$(1,326)	Cost of product sales	$0	$(284)
Interest rate swaps	(1,790)	Interest expense, net	0	0

Total	$(3,116)		$0	$(284)

Nine months ended September 30, 2010:
Commodity contracts	$(1,087)	Cost of product sales	$(913)	$0
Interest rate swaps	(1,790)	Interest expense, net	0	0

Total	$(2,877)		$(913)	$0

(a)	Amounts are included in specified location for both the gain (loss) reclassified from accumulated other comprehensive income (OCI) into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion).

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Three months ended September 30, 2010:
Commodity contracts	Cost of product sales	$(1,963)

Three months ended September 30, 2009:
Commodity contracts	Cost of product sales	$2,574

Nine months ended September 30, 2010:
Commodity contracts	Cost of product sales	$4,735
Commodity contracts	Operating expenses	(10)

Total		$4,725

Nine months ended September 30, 2009:
Commodity contracts	Cost of product sales	$(8,341)
Commodity contracts	Operating expenses	(3,564)

Total		$(11,905)

For derivatives designated as cash flow hedging instruments, once a hedged transaction occurs, we reclassify the effective portion from “Accumulated other comprehensive income” to “Cost of product sales” or “Interest expense, net.” As of September 30, 2010, we expect to reclassify $0.4 million to “Cost of product sales” within the next twelve months related to our commodity contracts. The maximum length of time over which we are hedging our exposure to the variability in future cash flows is under twelve months for our commodity contracts. We had no cash flow hedging instruments during the nine months ended September 30, 2009.

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

We had a payable to NuStar GP, LLC of $23.3 million and $10.6 million, as of September 30, 2010 and December 31, 2009, respectively, with both amounts representing payroll, employee benefit plans and unit-based compensation. We also had a long-term payable to NuStar GP, LLC as of September 30, 2010 and December 31, 2009 of $9.7 million and $7.7 million, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits.

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands of Dollars)
Operating expenses	$35,644	$30,466	$103,563	$92,361
General and administrative expenses	17,133	10,104	47,691	40,998

9. OTHER INCOME

Other income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands of Dollars)
Gain from insurance proceeds	$0	$174	$13,500	$9,069
Gain (loss) from sale or disposition of assets	114	110	(574)	21,160
Foreign exchange losses	(333)	(2,324)	(567)	(4,767)
Other	(16)	79	2,523	421

Other (expense) income, net	$(235)	$(1,961)	$14,882	$25,883

The gain from insurance proceeds in both 2010 and 2009 resulted from insurance claims related to damage in the third quarter of 2008 primarily at our Texas City, Texas terminal caused by Hurricane Ike. For the nine months ended September 30, 2009, the gain from the sale or disposition of assets includes a gain of $21.4 million related to the June 15, 2009 sale of the Ardmore-Wynnewood pipeline in Oklahoma and the Trans-Texas pipeline.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. PARTNERS’ EQUITY

Issuance of Common Units

On May 19, 2010, we issued 4,400,000 common units representing limited partner interests at a price of $56.55 per unit. We used the net proceeds from this offering of $245.2 million, including a contribution of $5.1 million from our general partner to maintain its 2% general partner interest, mainly to reduce outstanding borrowings under our 2007 Revolving Credit Agreement and for the acquisition of Asphalt Holdings, Inc.

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

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands of Dollars)
Net income applicable to general partner and limited partners’ interest	$68,310	$64,440	$187,435	$187,530
Less general partner incentive distribution	8,568	7,055	24,736	20,913

Net income after general partner incentive distribution	59,742	57,385	162,699	166,617
General partner interest	2%	2%	2%	2%

General partner allocation of net income after general partner incentive distribution	1,195	1,148	3,254	3,333
General partner incentive distribution	8,568	7,055	24,736	20,913

Net income applicable to general partner	$9,763	$8,203	$27,990	$24,246

Cash Distributions

In August 2010, we paid a quarterly cash distribution totaling $78.8 million, or $1.065 per unit, related to the second quarter of 2010. On October 25, 2010, we announced a quarterly cash distribution of $1.075 per unit related to the third quarter of 2010. This distribution will be paid on November 5, 2010 to unitholders of record on November 1, 2010 and will total $79.6 million.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,592	$1,327	$4,635	$3,963
General partner incentive distribution	8,568	7,055	24,736	20,913

Total general partner distribution	10,160	8,382	29,371	24,876
Limited partners’ distribution	69,456	58,000	202,391	173,182

Total cash distributions	$79,616	$66,382	$231,762	$198,058

Cash distributions per unit applicable to limited partners	$1.075	$1.065	$3.205	$3.180

Comprehensive Income

Our total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands of Dollars)
Net income	$68,310	$64,440	$187,435	$187,530
Foreign currency translation adjustment	9,026	9,174	98	20,227
Unrealized loss on cash flow hedges	(3,116)	0	(1,964)	0

Comprehensive income	$74,220	$73,614	$185,569	$207,757

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the calculation of earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income	$68,310	$64,440	$187,435	$187,530
Less general partner distribution, including IDRs	10,160	8,382	29,371	24,876
Less limited partner distribution	69,456	58,000	202,391	173,182

Distributions less than (greater than) earnings	$(11,306)	$(1,942)	$(44,327)	$(10,528)

General partner earnings:
Distributions	$10,160	$8,382	$29,371	$24,876
Allocation of distributions less than (greater than) earnings (2%)	(225)	(39)	(886)	(211)

Total	$9,935	$8,343	$28,485	$24,665

Limited partner earnings:
Distributions	$69,456	$58,000	$202,391	$173,182
Allocation of distributions less than (greater than) earnings (98%)	(11,081)	(1,903)	(43,441)	(10,317)

Total	$58,375	$56,097	$158,950	$162,865

Weighted average limited partner units outstanding	64,610,549	54,460,549	62,386,373	54,460,549

Net income per unit applicable to limited partners	$0.90	$1.03	$2.55	$2.99

12. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Nine Months Ended September 30,
	2010	2009
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(86,025)	$(35,339)
Inventories	(114,885)	(178,056)
Other current assets	27,287	(10,765)
Increase (decrease) in current liabilities:
Accounts payable	75,345	160,480
Payable to related party	12,697	5,487
Accrued interest payable	3,058	(677)
Accrued liabilities	(31,936)	482
Taxes other than income tax	(858)	3,558
Income tax payable	2,002	(6,396)

Changes in current assets and current liabilities	$(113,315)	$(61,226)

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash flows related to interest and income taxes were as follows:

	Nine Months Ended September 30,
	2010	2009
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$66,243	$70,626
Cash paid for income taxes, net of tax refunds received	$9,580	$17,218

13. INCOME TAXES

During the nine months ended September 30, 2010, we received $13.5 million of proceeds resulting from insurance claims related to damage caused by Hurricane Ike primarily at our Texas City, Texas terminal in the third quarter of 2008, resulting in tax expense of approximately $4.7 million. Additionally, our taxable corporate subsidiary that received the insurance proceeds was part of the federal consolidated group that was the acquirer of Asphalt Holdings, Inc. The acquisition of Asphalt Holdings, Inc. included approximately $9.8 million of deferred tax liabilities related to temporary differences primarily related to property, plant and equipment. The receipt of the insurance proceeds and the acquisition of Asphalt Holdings, Inc. caused us to reevaluate the recorded valuation allowance related to certain net operating loss carryforwards previously expected to expire unused. We concluded that the income generated from the insurance proceeds, the deferred tax liability associated with Asphalt Holdings, Inc. and other tax planning strategies increased the likelihood of utilizing the net operating loss carryforwards; thus, we reduced the valuation allowance.

Tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	September 30, 2010	December 31, 2009
	(Thousands of Dollars)
U.S.:
Net operating losses	$16,595	$20,788
Environmental and legal reserves	14,825	14,234
Other	330	1,525
Valuation allowance	0	(9,457)

Deferred tax assets – U.S.	31,750	27,090

Property, plant and equipment	(23,177)	(13,197)

Net deferred income tax asset – U.S.	$8,573	$13,893

Foreign:
Net operating losses	$4,069	$3,253
Other	727	687
Capital loss	1,014	2,166
Valuation allowance	(1,856)	0

Deferred tax assets – foreign	3,954	6,106

Property, plant and equipment	(33,570)	(33,015)

Net deferred income tax liability – foreign	$(29,616)	$(26,909)

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. SEGMENT INFORMATION

Our reportable business segments consist of storage, transportation, and asphalt and fuels marketing. Our segments represent strategic business units that offer different services. We evaluate the performance of each segment based on its respective operating income, before general and administrative expenses and certain non-segmental depreciation and amortization expense. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal operations include terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. Intersegment revenues result from storage and throughput agreements with related parties at lease rates consistent with rates charged to third parties for storage and at pipeline tariff rates based upon the published tariff applicable to all shippers.

Results of operations for the reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands of Dollars)
Revenues:
Storage:
Third party revenues	$120,793	$112,697	$353,337	$328,820
Intersegment revenues	10,344	12,536	33,241	31,528

Total storage	131,137	125,233	386,578	360,348
Transportation:
Third party revenues	80,597	77,742	232,435	220,313
Intersegment revenues	0	273	382	838

Total transportation	80,597	78,015	232,817	221,151
Asphalt and fuels marketing:
Third party revenues	936,989	1,060,808	2,623,077	2,323,960
Intersegment revenues	85	0	2,917	0

Total asphalt and fuels marketing	937,074	1,060,808	2,625,994	2,323,960
Consolidation and intersegment eliminations	(10,429)	(12,809)	(36,540)	(32,366)

Total revenues	$1,138,379	$1,251,247	$3,208,849	$2,873,093

Operating income:
Storage	$45,635	$44,033	$131,388	$131,082
Transportation	37,512	35,425	106,004	100,394
Asphalt and fuels marketing	35,457	28,110	75,113	65,298
Consolidation and intersegment eliminations	1	41	278	869

Total segment operating income	118,605	107,609	312,783	297,643
Less general and administrative expenses	26,860	19,213	76,324	67,529
Less other depreciation and amortization expense	1,455	1,206	4,366	3,414

Total operating income	$90,290	$87,190	$232,093	$226,700

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total assets by reportable segment were as follows:

	September 30, 2010	December 31, 2009
	(Thousands of Dollars)
Storage	$2,383,526	$2,234,651
Transportation	1,262,904	1,286,533
Asphalt and fuels marketing	1,271,843	1,121,448

Total segment assets	4,918,273	4,642,632
Other partnership assets	273,175	132,041

Total consolidated assets	$5,191,448	$4,774,673

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

Condensed Consolidating Balance Sheets

September 30, 2010

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$53	$20,869	$0	$64,944	$0	$85,866
Receivables, net	0	21,279	11,762	264,515	0	297,556
Inventories	0	1,878	5,859	493,882	(99)	501,520
Other current assets	0	14,348	1,343	31,340	0	47,031
Intercompany receivable	0	896,728	718,250	0	(1,614,978)	0

Current assets	53	955,102	737,214	854,681	(1,615,077)	931,973

Property, plant and equipment, net	0	985,360	616,736	1,542,666	0	3,144,762
Intangible assets, net	0	2,142	0	44,875	0	47,017
Goodwill	0	18,094	170,652	623,426	0	812,172
Investment in wholly owned subsidiaries	3,195,513	157,594	967,120	2,066,577	(6,386,804)	0
Investment in joint venture	0	0	0	68,799	0	68,799
Deferred income tax asset	0	0	0	8,573	0	8,573
Other long-term assets, net	0	119,439	26,329	32,384	0	178,152

Total assets	$3,195,566	$2,237,731	$2,518,051	$5,241,981	$(8,001,881)	$5,191,448

Liabilities and Partners’ Equity
Current portion of long-term debt	$0	$770	$0	$0	$0	$770
Payables	0	32,994	8,700	253,833	0	295,527
Accrued interest payable	0	17,240	7,318	27	0	24,585
Accrued liabilities	830	15,777	4,147	25,828	0	46,582
Taxes other than income tax	63	4,903	3,512	6,199	0	14,677
Income tax payable	0	1,029	0	1,274	0	2,303
Intercompany payable	510,382	0	0	1,104,596	(1,614,978)	0

Current liabilities	511,275	72,713	23,677	1,391,757	(1,614,978)	384,444

Long-term debt, less current portion	0	1,440,133	516,621	32,983	0	1,989,737
Long-term payable to related party	0	3,119	0	6,532	0	9,651
Deferred income tax liability	0	0	0	29,616	0	29,616
Other long-term liabilities	0	6,360	272	81,133	0	87,765
Total partners’ equity	2,684,291	715,406	1,977,481	3,699,960	(6,386,903)	2,690,235

Total liabilities and partners’ equity	$3,195,566	$2,237,731	$2,518,051	$5,241,981	$(8,001,881)	$5,191,448

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$53	$1,602	$0	$60,351	$0	$62,006
Receivables, net	0	38,973	6,771	176,778	(10,725)	211,797
Inventories	0	1,614	1,587	386,835	(2,242)	387,794
Other current assets	0	9,132	2,233	61,757	0	73,122
Intercompany receivable	0	806,005	713,451	0	(1,519,456)	0

Current assets	53	857,326	724,042	685,721	(1,532,423)	734,719

Property, plant and equipment, net	0	947,895	626,698	1,453,603	0	3,028,196
Intangible assets, net	0	2,247	0	41,880	0	44,127
Goodwill	0	18,094	170,652	618,996	0	807,742
Investment in wholly owned subsidiaries	2,986,970	118,299	873,422	1,907,118	(5,885,809)	0
Investment in joint venture	0	0	0	68,728	0	68,728
Deferred income tax asset	0	0	0	13,893	0	13,893
Other long-term assets, net	49	21,942	26,392	28,885	0	77,268

Total assets	$2,987,072	$1,965,803	$2,421,206	$4,818,824	$(7,418,232)	$4,774,673

Liabilities and Partners’ Equity
Current portion of long-term debt	$0	$770	$0	$0	$0	$770
Payables	944	18,566	10,654	196,805	(10,725)	216,244
Notes payable	0	20,000	0	0	0	20,000
Accrued interest payable	0	12,996	8,490	43	0	21,529
Accrued liabilities	1,191	14,380	4,652	44,472	(44)	64,651
Taxes other than income tax	125	4,183	2,280	8,946	0	15,534
Income tax payable	0	1,271	0	(1,245)	0	26
Intercompany payable	507,654	0	0	1,011,806	(1,519,460)	0

Current liabilities	509,914	72,166	26,076	1,260,827	(1,530,229)	338,754

Long-term debt, less current portion	0	1,271,750	523,326	33,917	0	1,828,993
Long-term payable to related party	0	1,082	0	6,581	0	7,663
Deferred income tax liability	0	0	0	26,909	0	26,909
Other long-term liabilities	0	3,923	883	82,580	0	87,386
Total partners’ equity	2,477,158	616,882	1,870,921	3,408,010	(5,888,003)	2,484,968

Total liabilities and partners’ equity	$2,987,072	$1,965,803	$2,421,206	$4,818,824	$(7,418,232)	$4,774,673

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2010

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$0	$72,051	$44,675	$1,078,737	$(57,084)	$1,138,379
Costs and expenses	367	46,664	31,267	1,026,792	(57,001)	1,048,089

Operating (loss) income	(367)	25,387	13,408	51,945	(83)	90,290

Equity in earnings of subsidiaries	68,677	24,837	25,808	39,563	(158,885)	0
Equity in earnings of joint venture	0	0	0	2,454	0	2,454
Interest expense, net	0	(14,330)	(5,827)	(426)	0	(20,583)
Other income, net	0	69	(16)	(288)	0	(235)

Income before income tax expense	68,310	35,963	33,373	93,248	(158,968)	71,926
Income tax expense	0	465	0	3,151	0	3,616

Net income	$68,310	$35,498	$33,373	$90,097	$(158,968)	$68,310

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$0	$75,342	$37,796	$1,144,632	$(6,523)	$1,251,247
Costs and expenses	521	43,400	28,253	1,098,380	(6,497)	1,164,057

Operating (loss) income	(521)	31,942	9,543	46,252	(26)	87,190

Equity in earnings of subsidiaries	64,961	24,581	18,033	27,575	(135,150)	0
Equity in earnings of joint venture	0	0	0	2,374	0	2,374
Interest expense, net	0	(12,800)	(6,058)	(933)	0	(19,791)
Other income (expense), net	0	161	(59)	(2,063)	0	(1,961)

Income before income tax expense	64,440	43,884	21,459	73,205	(135,176)	67,812
Income tax expense	0	430	0	2,942	0	3,372

Net income	$64,440	$43,454	$21,459	$70,263	$(135,176)	$64,440

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2010

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$0	$219,277	$117,535	$3,016,871	$(144,834)	$3,208,849
Costs and expenses	1,042	139,698	87,245	2,895,702	(146,931)	2,976,756

Operating (loss) income	(1,042)	79,579	30,290	121,169	2,097	232,093

Equity in earnings of subsidiaries	188,476	39,295	93,698	134,457	(455,926)	0
Equity in earnings of joint venture	0	0	0	7,571	0	7,571
Interest income (expense), net	1	(38,744)	(17,671)	(1,645)	0	(58,059)
Other income, net	0	1,308	243	13,331	0	14,882

Income before income tax expense	187,435	81,438	106,560	274,883	(453,829)	196,487
Income tax expense	0	1,191	0	7,861	0	9,052

Net income	$187,435	$80,247	$106,560	$267,022	$(453,829)	$187,435

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$0	$219,492	$105,691	$2,561,585	$(13,675)	$2,873,093
Costs and expenses	1,560	133,967	77,780	2,447,233	(14,147)	2,646,393

Operating (loss) income	(1,560)	85,525	27,911	114,352	472	226,700

Equity in earnings of subsidiaries	189,090	45,787	66,214	100,437	(401,528)	0
Equity in earnings of joint venture	0	0	0	7,698	0	7,698
Interest expense, net	0	(39,381)	(18,175)	(2,970)	0	(60,526)
Other income, net	0	21,586	47	4,250	0	25,883

Income before income tax expense	187,530	113,517	75,997	223,767	(401,056)	199,755
Income tax expense	0	870	0	11,355	0	12,225

Net income	$187,530	$112,647	$75,997	$212,412	$(401,056)	$187,530

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2010

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$223,178	$122,613	$14,937	$45,666	$(225,561)	$180,833

Cash flows from investing activities:
Capital expenditures	0	(75,175)	(10,017)	(106,266)	0	(191,458)
Acquisition	0	0	0	(43,026)	0	(43,026)
Proceeds from sale of assets	0	16	28	1,948	0	1,992
Proceeds from insurance claims	0	0	0	13,500	0	13,500
Investment in other long-term assets	0	0	0	(3,400)	0	(3,400)
Investment in subsidiaries	(245,604)	0	0	(25)	245,629	0

Net cash used in investing activities	(245,604)	(75,159)	(9,989)	(137,269)	245,629	(222,392)

Cash flows from financing activities:
Debt borrowings	0	952,475	0	0	0	952,475
Debt repayments	0	(1,343,224)	0	0	0	(1,343,224)
Senior note offering, net	0	445,574	0	0	0	445,574
Issuance of common units, net of issuance costs	240,158	0	0	0	0	240,158
General partner contribution	5,078	0	0	0	0	5,078
Partners’ contributions	0	245,604	0	25	(245,629)	0
Distributions to unitholders and general partner	(225,538)	(225,538)	0	(23)	225,561	(225,538)
Net intercompany borrowings (repayments)	2,728	(90,801)	(4,947)	93,020	0	0
Decrease in cash book overdrafts	0	(6,987)	(1)	(1,758)	0	(8,746)

Net cash provided by (used in) financing activities	22,426	(22,897)	(4,948)	91,264	(20,068)	65,777

Effect of foreign exchange rate changes on cash	0	(5,290)	0	4,932	0	(358)

Net increase in cash and cash equivalents	0	19,267	0	4,593	0	23,860
Cash and cash equivalents as of the beginning of the period	53	1,602	0	60,351	0	62,006

Cash and cash equivalents as of the end of the period	$53	$20,869	$0	$64,944	$0	$85,866

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$195,845	$81,353	$32,179	$94,395	$(197,534)	$206,238

Cash flows from investing activities:
Capital expenditures	0	(24,429)	(17,916)	(76,306)	0	(118,651)
Proceeds from sale or disposition of assets	0	29,090	35	326	0	29,451
Proceeds from insurance claims	0	0	0	10,856	0	10,856
Other	0	0	0	(9)	0	(9)

Net cash provided by (used in) investing activities	0	4,661	(17,881)	(65,133)	0	(78,353)

Cash flows from financing activities:
Debt borrowings	0	1,175,017	0	0	0	1,175,017
Debt repayments	0	(1,137,488)	0	0	0	(1,137,488)
Distributions to unitholders and general partner	(197,514)	(197,514)	0	(20)	197,534	(197,514)
Net intercompany borrowings (repayments)	1,669	76,053	(14,363)	(63,359)	0	0
Decrease in cash book overdrafts	0	(5,832)	0	(574)	0	(6,406)

Net cash (used in) provided by financing activities	(195,845)	(89,764)	(14,363)	(63,953)	197,534	(166,391)

Effect of foreign exchange rate changes on cash	0	4,841	0	1,139	0	5,980

Net increase (decrease) in cash and cash equivalents	0	1,091	(65)	(33,552)	0	(32,526)
Cash and cash equivalents as of the beginning of the period	53	2	656	44,664	0	45,375

Cash and cash equivalents as of the end of the period	$53	$1,093	$591	$11,112	$0	$12,849

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. SUBSEQUENT EVENTS

October 2010 Gulf Opportunity Zone Revenue Bonds

On October 7, 2010, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued $50.0 million of Revenue Bonds (NuStar Logistics, L.P. Project) Series 2010A associated with our St. James terminal expansion pursuant to the Gulf Opportunity Zone Act of 2005. The bonds mature on October 1, 2040. The interest rate is based on a weekly tax-exempt bond market interest rate and is paid monthly. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansion. NuStar Logistics is solely obligated to service the principal and interest payments associated with the bonds. One of the lenders under our 2007 Revolving Credit Agreement issued a letter of credit in the amount of $50.6 million on our behalf to guarantee the payment of interest and principal on the bonds. This letter of credit ranks equally with existing senior unsecured indebtedness of NuStar Logistics.

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

OVERVIEW

NuStar Energy L.P. (NuStar Energy) is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) wholly owns our general partner, Riverwalk Logistics, L.P., and owns a 17.7% total interest in us as of September 30, 2010. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in the following five sections:

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Change
	2010	2009
Statement of Income Data:
Revenues:
Services revenues	$201,390	$190,439	$10,951
Product sales	936,989	1,060,808	(123,819)

Total revenues	1,138,379	1,251,247	(112,868)

Costs and expenses:
Cost of product sales	860,942	989,868	(128,926)
Operating expenses	121,748	118,190	3,558
General and administrative expenses	26,860	19,213	7,647
Depreciation and amortization expense	38,539	36,786	1,753

Total costs and expenses	1,048,089	1,164,057	(115,968)

Operating income	90,290	87,190	3,100
Equity in earnings of joint venture	2,454	2,374	80
Interest expense, net	(20,583)	(19,791)	(792)
Other expense, net	(235)	(1,961)	1,726

Income before income tax expense	71,926	67,812	4,114
Income tax expense	3,616	3,372	244

Net income	$68,310	$64,440	$3,870

Net income per unit applicable to limited partners	$0.90	$1.03	$(0.13)

Weighted average limited partner units outstanding	64,610,549	54,460,549	10,150,000

Highlights

Net income increased $3.9 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, primarily due to an increase in segment operating income, partially offset by an increase in general and administrative expenses. Segment operating income increased $11.0 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, due to increased operating income from all of our reportable business segments.

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended September 30,		Change
	2010	2009
Storage:
Throughput (barrels/day)	673,121	708,281	(35,160)
Throughput revenues	$19,139	$19,892	$(753)
Storage lease revenues	111,998	105,341	6,657

Total revenues	131,137	125,233	5,904
Operating expenses	66,153	63,166	2,987
Depreciation and amortization expense	19,349	18,034	1,315

Segment operating income	$45,635	$44,033	$1,602

Transportation:
Refined products pipelines throughput (barrels/day)	526,825	544,345	(17,520)
Crude oil pipelines throughput (barrels/day)	382,845	318,567	64,278

Total throughput (barrels/day)	909,670	862,912	46,758
Throughput revenues	$80,597	$78,015	$2,582
Operating expenses	30,488	29,966	522
Depreciation and amortization expense	12,597	12,624	(27)

Segment operating income	$37,512	$35,425	$2,087

Asphalt and Fuels Marketing:
Product sales	$937,074	$1,060,808	$(123,734)
Cost of product sales	864,904	993,648	(128,744)

Gross margin	72,170	67,160	5,010
Operating expenses	31,575	34,128	(2,553)
Depreciation and amortization expense	5,138	4,922	216

Segment operating income	$35,457	$28,110	$7,347

Consolidation and Intersegment Eliminations:
Revenues	$(10,429)	$(12,809)	$2,380
Cost of product sales	(3,962)	(3,780)	(182)
Operating expenses	(6,468)	(9,070)	2,602

Total	$1	$41	$(40)

Consolidated Information:
Revenues	$1,138,379	$1,251,247	$(112,868)
Cost of product sales	860,942	989,868	(128,926)
Operating expenses	121,748	118,190	3,558
Depreciation and amortization expense	37,084	35,580	1,504

Segment operating income	118,605	107,609	10,996
General and administrative expenses	26,860	19,213	7,647
Other depreciation and amortization expense	1,455	1,206	249

Consolidated operating income	$90,290	$87,190	$3,100

Storage

Throughputs decreased 35,160 barrels per day and throughput revenues decreased $0.8 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, mainly due to operational issues in 2010 at the refinery served by our Benicia crude oil storage tanks.

Storage lease revenues increased $6.7 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, primarily due to:

•	an increase of $6.8 million across various domestic terminals due to rate escalations and new customer contracts, as well as higher throughput and related handling fees;

•	an increase of $3.2 million related to our acquisition of three terminals in Mobile County, Alabama in May 2010; and

•	a decrease of $2.7 million at our international terminals mainly due to the effect for foreign exchange rates, decreased reimbursable revenues, and lower throughput and related handling fees.

Operating expenses increased $3.0 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, primarily due to employee-related expenses resulting from increased headcount and increases in other employee benefit expenses.

Depreciation and amortization expense increased $1.3 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, primarily due to the completion of various terminal upgrade and expansion projects and our acquisition of three terminals in Mobile County, Alabama in May 2010.

Transportation

Throughputs increased 46,758 barrels per day and revenues increased $2.6 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, primarily due to:

•

an increase of 9,540 barrels per day and an increase in revenues of $3.3 million on the Ammonia Pipeline due to an anticipated strong fall application season and more favorable weather conditions compared to prior year;

•

an increase of 12,471 barrels per day and an increase in revenues of $2.4 million on the East Pipeline due to higher overall demand in 2010 and operational issues at a refinery, which allowed us to supply more of that market;

•

an increase of 60,052 barrels per day and an increase of $1.9 million on our pipelines serving the Ardmore refinery as the refinery was shut down in the third quarter of 2009 following a lightning strike;

•	a decrease of 16,694 barrels per day and a decrease of $2.8 million on pipelines serving the McKee refinery due to operational issues at the refinery during the third quarter of 2010; and

•

a decrease of 30,700 barrels per day and a decrease of $2.0 million on the Houston pipeline due to a refinery project by one of our customers that limited the volumes shipped and market conditions that favored exporting instead of shipping through our pipeline.

Asphalt and Fuels Marketing

Sales and cost of product sales decreased $123.7 million and $128.7 million, respectively, resulting in an increase in total gross margin of $5.0 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The increase in total gross margin was primarily due to an increase of $10.7 million in the gross margin of our asphalt operations resulting primarily from tight asphalt supply in the Northeast, which contributed to a higher gross margin per barrel. For the three months ended September 30, 2010, gross margin per barrel for our asphalt operations increased to $7.83 from $5.03 for the three months ended September 30, 2009.

The increase in gross margin of our asphalt operations was partially offset by a decrease of $5.7 million in gross margin of our fuels marketing operations. This decrease was mainly due to hedging losses caused by rising commodity prices during the period and lower gross margin from wholesale and fuel oil sales.

Operating expenses decreased $2.6 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, mainly due to lower rent expense resulting from less utilization of terminals in our storage segment.

Consolidation and Intersegment Eliminations

Revenue, cost of product sales and operating expense eliminations primarily relate to storage and transportation fees charged to the asphalt and fuels marketing segment by the transportation and storage segments. For the three months ended September 30, 2010, the asphalt and fuels marketing segment utilized less terminal capacity from our storage segment than for the three months ended September 30, 2009, resulting in a decrease in eliminations for revenue and operating expense.

General

General and administrative expenses increased $7.6 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, primarily due to employee-related expenses resulting from increased headcount and increases in other employee benefit expenses, as well as higher compensation expense associated with our long-term incentive plans, which fluctuates with our unit price.

Other expense, net decreased $1.7 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, mainly due to decreased foreign exchange losses related to our Canadian subsidiary.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Financial Highlights

(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Nine Months Ended September 30,		Change
	2010	2009
Statement of Income Data:
Revenues:
Services revenues	$585,772	$549,133	$36,639
Product sales	2,623,077	2,323,960	299,117

Total revenues	3,208,849	2,873,093	335,756

Costs and expenses:
Cost of product sales	2,422,751	2,138,524	284,227
Operating expenses	363,028	332,017	31,011
General and administrative expenses	76,324	67,529	8,795
Depreciation and amortization expense	114,653	108,323	6,330

Total costs and expenses	2,976,756	2,646,393	330,363

Operating income	232,093	226,700	5,393
Equity in earnings of joint venture	7,571	7,698	(127)
Interest expense, net	(58,059)	(60,526)	2,467
Other income, net	14,882	25,883	(11,001)

Income before income tax expense	196,487	199,755	(3,268)
Income tax expense	9,052	12,225	(3,173)

Net income	$187,435	$187,530	$(95)

Net income per unit applicable to limited partners	$2.55	$2.99	$(0.44)

Weighted average limited partner units outstanding	62,386,373	54,460,549	7,925,824

Highlights

Despite the increase in operating income and the decrease in income tax expense, net income for the nine months ended September 30, 2010 was comparable to the nine months ended September 30, 2009, primarily due to a decrease in other income.

Segment operating income increased $15.1 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, mainly due to increased operating income from our asphalt and fuels marketing segment and our transportation segment.

Segment Operating Highlights

(Thousands of Dollars, Except Barrels/Day Information)

	Nine Months Ended September 30,		Change
	2010	2009
Storage:
Throughput (barrels/day)	666,635	667,005	(370)
Throughput revenues	$56,085	$59,648	$(3,563)
Storage lease revenues	330,493	300,700	29,793

Total revenues	386,578	360,348	26,230
Operating expenses	198,186	176,794	21,392
Depreciation and amortization expense	57,004	52,472	4,532

Segment operating income	$131,388	$131,082	$306

Transportation:
Refined products pipelines throughput (barrels/day)	529,380	576,165	(46,785)
Crude oil pipelines throughput (barrels/day)	381,606	350,034	31,572

Total throughput (barrels/day)	910,986	926,199	(15,213)
Revenues	$232,817	$221,151	$11,666
Operating expenses	88,784	82,856	5,928
Depreciation and amortization expense	38,029	37,901	128

Segment operating income	$106,004	$100,394	$5,610

Asphalt and Fuels Marketing:
Product sales	$2,625,994	$2,323,960	$302,034
Cost of product sales	2,438,703	2,150,450	288,253

Gross margin	187,291	173,510	13,781
Operating expenses	96,924	93,676	3,248
Depreciation and amortization expense	15,254	14,536	718

Segment operating income	$75,113	$65,298	$9,815

Consolidation and Intersegment Eliminations:
Revenues	$(36,540)	$(32,366)	$(4,174)
Cost of product sales	(15,952)	(11,926)	(4,026)
Operating expenses	(20,866)	(21,309)	443

Total	$278	$869	$(591)

Consolidated Information:
Revenues	$3,208,849	$2,873,093	$335,756
Cost of product sales	2,422,751	2,138,524	284,227
Operating expenses	363,028	332,017	31,011
Depreciation and amortization expense	110,287	104,909	5,378

Segment operating income	312,783	297,643	15,140
General and administrative expenses	76,324	67,529	8,795
Other depreciation and amortization expense	4,366	3,414	952

Consolidated operating income	$232,093	$226,700	$5,393

Storage

Throughputs decreased 370 barrels per day and throughput revenues decreased $3.6 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. This decrease was mainly due to lower throughputs of 15,275 barrels per day and lower revenues of $3.0 million due to a shipper diverting throughput from our terminals. However, throughputs increased 16,406 barrels per day resulting in a net increase of only $0.3 million in revenues at our crude oil storage tank facilities, as these facilities have lower throughput fees per barrel.

Storage revenues increased $29.8 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, primarily due to:

•	an increase of $17.5 million across various domestic terminals mainly due to rate escalations and new customer contracts, as well as higher throughput and related handling fees;

•	an increase of $4.7 million related to our acquisition of three terminals in Mobile County, Alabama in May 2010;

•	an increase of $4.7 million at our international terminals mainly due to rate escalations, new customer contracts and higher throughput and related handling fees; and

•	an increase of $2.9 million due to completed tank expansion projects at our Texas City and Amsterdam terminals.

Operating expenses increased $21.4 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, primarily due to:

•	an increase of $10.3 million related to employee-related expenses resulting from increased headcount and increases in other employee benefit expenses;

•

an increase of $4.7 million in maintenance and contractor expenses, primarily due to regulatory tank work and other general projects mainly at our domestic terminals, as well as our acquisition of three terminals in Mobile County, Alabama in May 2010; and

•	an increase of $1.8 million related to higher environmental costs.

Depreciation and amortization expense increased $4.5 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, primarily due to the completion of various terminal upgrade and expansion projects and our acquisition of three terminals in Mobile County, Alabama in May 2010.

Transportation

Revenues increased $11.7 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, primarily due to:

•

an increase in throughputs of 6,687 barrels per day and an increase in revenues of $7.1 million on the Ammonia Pipeline due to an early start of the planting season and an anticipated strong fall application season, as well as more favorable weather conditions compared to prior year;

•

an increase in throughputs of 5,525 barrels per day and an increase in revenues of $7.1 million on the East Pipeline, mainly due to increased long-haul deliveries resulting in a higher average tariff and higher throughputs resulting from more favorable economic conditions compared to 2009;

•

an increase in throughputs of 17,424 barrels per day and an increase in revenues of $3.1 million on our pipelines that serve a refinery in South Texas due to the completion of a turnaround in 2009, in addition to increased crude run rates resulting from more favorable economic conditions compared to 2009; and

•

an increase of 24,120 barrels per day and an increase of $2.8 million on our pipelines serving the Ardmore refinery, which experienced operational issues in the second quarter of 2009 and was shut down in the third quarter of 2009 following a lightning strike.

Although revenues increased, throughputs decreased 15,213 barrels per day for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. This decrease in throughputs was mainly due to the sale of the Ardmore-Wynnewood and Trans-Texas pipelines in 2009, which reduced throughputs by 38,421 barrels per day and revenues by $3.0 million, as these pipelines have lower throughput fees per barrel. In addition, throughputs and revenues decreased mainly due to:

•

a decrease in throughputs of 22,452 barrels per day and a decrease in revenues of $3.1 million on the Houston pipeline mainly due to a refinery project by one of our customers that limited the volumes shipped and market conditions that favored exporting instead of shipping on our pipeline;

•	a decrease in throughputs of 6,423 barrels per day and a decrease in revenues of $2.5 million, primarily due to a scheduled turnaround in 2010 at the refinery served by the North Pipeline.

Operating expenses increased $5.9 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, primarily due to an increase in salaries and wages and environmental costs, as well as product imbalances on the East Pipeline resulting from an increase in prices.

Asphalt and Fuels Marketing

Sales and cost of product sales increased $302.0 million and $288.2 million, respectively, resulting in an increase in total gross margin of $13.8 million during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The increase in total gross margin was primarily due to an increase of $13.2 million in the gross margin of our asphalt operations resulting primarily from tight asphalt supply in the Northeast, which contributed to a higher gross margin per barrel. For the nine months ended September 30, 2010, gross margin per barrel for our asphalt operations increased to $8.02 from $6.67 for the nine months ended September 30, 2009.

Operating expenses increased $3.2 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, primarily due to new storage and power costs at asphalt terminals leased by our asphalt operations during the first nine months of 2010 that we leased for only a portion of the comparable period of 2009, as well as an increase in non-capitalized costs due to idle capacity at our asphalt refineries.

Consolidation and Intersegment Eliminations

Revenue, cost of product sales and operating expense eliminations primarily relate to storage and transportation fees charged to the asphalt and fuels marketing segment by the transportation and storage segments. For the nine months ended September 30, 2010, the asphalt and fuels marketing segment utilized more terminal capacity from our storage segment than for the nine months ended September 30, 2009, resulting in higher eliminations for revenue and cost of product sales.

General

General and administrative expenses increased $8.8 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, primarily due to employee-related expenses resulting from increased headcount and increases in other employee benefit expenses.

Other income, net consisted of the following:

	Nine Months Ended September 30,
	2010	2009
	(Thousands of Dollars)
Gain from insurance proceeds	$13,500	$9,069
(Loss) gain from sale or disposition of assets	(574)	21,160
Foreign exchange losses	(567)	(4,767)
Other	2,523	421

Other income, net	$14,882	$25,883

For the nine months ended September 30, 2010 and 2009, the gain from insurance proceeds resulted from insurance claims related to damage in the third quarter of 2008 primarily at our Texas City, Texas terminal caused by

Hurricane Ike. For the nine months ended September 30, 2009, the gain from the sale or disposition of assets included a gain of $21.4 million related to the June 15, 2009 sale of the Ardmore-Wynnewood pipeline in Oklahoma and the Trans-Texas pipeline.

Income tax expense decreased $3.2 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, primarily due to the reversal of a deferred tax asset valuation allowance, partially offset by increased expense resulting from higher taxable income. The receipt of $13.5 million in insurance proceeds related to Hurricane Ike and our acquisition of three terminals in Mobile County, Alabama caused us to reevaluate the recorded valuation allowance related to certain net operating loss carryforwards previously expected to expire unused.

OUTLOOK

Overall, we expect our net income in the fourth quarter to be lower than the third quarter mainly due to lower earnings from our asphalt operations. Asphalt sales typically decline in the fourth quarter for seasonal reasons, including decreased road construction during colder months. However, we expect earnings from our fuels marketing operations, transportation segment and storage segment to improve compared to the third quarter, but not enough to offset the lower earnings from our asphalt operations.

For the full year 2010, our net income should be higher than 2009 due to increases in the earnings from all three of our reportable segments. However, earnings per unit likely will decline due to the dilutive effect of our equity issuances in 2009 and 2010.

Storage Segment

We expect the remainder of 2010 to continue to benefit from higher renewal rates and incremental earnings from the acquisition of three terminals in May 2010. Also, this segment should realize higher earnings from capital projects that were completed during 2009 as well as certain capital projects expected to be completed late in 2010. As a result, we expect the storage segment results for the full year 2010 to exceed 2009.

Transportation Segment

Excluding the effect of pipeline sales that occurred in 2009, we expect throughputs for the full year 2010 to increase slightly over 2009 primarily due to higher demand in our mid-continent region and higher utilization rates at certain of our customers’ refineries. Therefore, we expect the full year 2010 earnings for this segment to improve compared to 2009 despite the fact that the tariffs on our pipelines regulated by the Federal Energy Regulatory Commission, which adjust annually based upon changes in the producer price index, were reduced by 1.3 percent effective July 1, 2010.

Asphalt and Fuels Marketing Segment

We expect the asphalt and fuels marketing segment results to increase for the full year 2010 compared to 2009 due mainly to higher earnings from the fuels marketing operations. Our fuels marketing operations should benefit from improved results from sales of bunker fuel and fuel oil as well as refined product and crude trading. However, we expect the full year results from our asphalt operations to be comparable to 2009.

Our outlook could change depending on, among other things, the pace of the economic recovery, and other factors that affect overall demand for the products we store, transport and sell as well as changes in commodity prices for the products we market.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary cash requirements are for distributions to partners, working capital requirements, including inventory purchases, debt service, capital expenditures, acquisitions and normal operating expenses. On an annual basis, we attempt to fund our operating expenses, interest expense, reliability capital expenditures and distribution requirements with cash generated from our operations. If we do not generate sufficient cash from operations to meet those requirements, we utilize available borrowing capacity under our revolving credit agreement and, to the extent necessary, funds raised through equity or debt offerings under our shelf registration statement. Additionally, we typically fund our strategic capital expenditures from external sources, primarily borrowings under our revolving credit agreement or funds raised through equity or debt offerings. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control. The volatility of the capital and credit markets could restrict our ability to issue debt or equity or may increase our cost of capital beyond rates acceptable to us.

Cash Flows for the Nine Months Ended September 30, 2010 and 2009

The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2010	2009
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$180,833	$206,238
Investing activities	(222,392)	(78,353)
Financing activities	65,777	(166,391)
Effect of foreign exchange rate changes on cash	(358)	5,980

Net increase (decrease) in cash and cash equivalents	$23,860	$(32,526)

Net cash provided by operating activities for the nine months ended September 30, 2010 was $180.8 million, compared to $206.2 million for the nine months ended September 30, 2009, primarily due to higher investments in working capital in 2010. We increased our working capital $113.3 million in 2010, compared to $61.2 million in 2009.

For the nine months ended September 30, 2010, cash from operating activities, proceeds from long-term and short-term debt borrowings, net of repayments, our issuance of common units and cash on hand were used to fund our distributions to unitholders and our general partner, capital expenditures and an acquisition. The capital expenditures were primarily related to projects at our St. Eustatius, St. James and Texas City terminals and our corporate office. Cash flows from investing activities also include insurance proceeds of $13.5 million related to damages caused by Hurricane Ike in the third quarter of 2008 primarily at our Texas City terminal.

For the nine months ended September 30, 2009, cash provided by operating activities, net proceeds from debt borrowings, and proceeds from asset sales and insurance claims were used to fund our distributions to unitholders and our general partner, capital expenditures and working capital requirements. Cash flows from investing activities include proceeds of $29.0 million from the sale of the Ardmore-Wynnewood and Trans-Texas pipelines and insurance proceeds of $10.9 million related to damages caused by Hurricane Ike in the third quarter of 2008 primarily at our Texas City terminal.

2007 Revolving Credit Agreement

As of September 30, 2010, we had $905.3 million available for borrowing under our $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement). Due to a covenant in our 2007 Revolving Credit Agreement that requires us to maintain, as of the end of each four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00, we may not be able to borrow the maximum available amount. As of September 30, 2010, the consolidated debt coverage ratio was 4.6x. The 2007 Revolving Credit Agreement matures in December 2012, and we do not have any other significant debt maturing until 2012.

2010 Gulf Opportunity Zone Revenue Bonds

On July 15, 2010, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued $100.0 million of Revenue Bonds (NuStar Logistics, L.P. Project) Series 2010 associated with our St. James terminal expansion pursuant to the Gulf Opportunity Zone Act of 2005. The bonds mature on July 1, 2040. The interest rate is based on a weekly tax-exempt bond market interest rate and is paid monthly. The interest rate was 0.3% as of September 30, 2010. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansion. As of September 30, 2010, we have received $12.1 million from the trustee. The remaining $87.9 million in trust are included in “Other long-term assets, net,” and the $100.0 million obligation is included in “Long-term debt, less current portion” in our consolidated balance sheets as of September 30, 2010.

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

Shelf Registration Statement

On May 13, 2010, the Securities and Exchange Commission declared effective our shelf registration statement on Form S-3, which permits us to offer and sell various types of securities, including NuStar Energy common units and debt securities of NuStar Logistics and NuPOP (the 2010 Shelf Registration Statement). We filed the 2010 Shelf Registration Statement to replace our three-year 2007 Shelf Registration Statement.

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

NuStar Logistics’ 4.80% Senior Notes

On August 12, 2010, NuStar Logistics issued $450.0 million of 4.80% senior notes under our shelf registration statement for net proceeds of $445.6 million. The net proceeds were used to reduce outstanding borrowings under our 2007 Revolving Credit Agreement. The interest on the 4.80% senior notes is payable semi-annually in arrears on March 1 and September 1 of each year beginning on March 1, 2011. The notes will mature on September 1, 2020.

Issuance of Common Units

On May 19, 2010, we issued 4,400,000 common units representing limited partner interests at a price of $56.55 per unit. We used the net proceeds from this offering of $245.2 million, including a contribution of $5.1 million from our general partner to maintain its 2% general partner interest, mainly to reduce outstanding borrowings under our 2007 Revolving Credit Agreement and for the acquisition of Asphalt Holdings, Inc.

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

During the nine months ended September 30, 2010, our reliability capital expenditures totaled $38.3 million, including $34.9 million primarily related to maintenance upgrade projects at our terminals and refineries. Strategic capital expenditures for the nine months ended September 30, 2010 totaled $156.5 million and were primarily related to projects at our St. Eustatius, St. James and Texas City terminals and our corporate office.

For the full year 2010, we expect to incur approximately $275.0 million of capital expenditures, including $55.0 million for reliability capital projects and $220.0 million for strategic capital projects. We continue to evaluate our capital budget and make changes as economic conditions warrant. Depending upon current economic conditions, our actual capital expenditures for 2010 may exceed or be lower than the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2010, and our internal growth projects can be accelerated or scaled back depending on the capital markets.

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

Distributions

In August 2010, we paid a quarterly cash distribution totaling $78.8 million, or $1.065 per unit, related to the second quarter of 2010. On October 25, 2010, we announced a quarterly cash distribution of $1.075 per unit related to the third quarter of 2010. This distribution will be paid on November 5, 2010 to unitholders of record on November 1, 2010 and will total $79.6 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,592	$1,327	$4,635	$3,963
General partner incentive distribution	8,568	7,055	24,736	20,913

Total general partner distribution	10,160	8,382	29,371	24,876
Limited partners’ distribution	69,456	58,000	202,391	173,182

Total cash distributions	$79,616	$66,382	$231,762	$198,058

Cash distributions per unit applicable to limited partners	$1.075	$1.065	$3.205	$3.180

Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter.

Long-Term Debt Obligations

We are a party to the following long-term debt agreements:

•	the 2007 Revolving Credit Agreement due December 10, 2012, with a balance of $138.0 million as of September 30, 2010;

•

NuStar Logistics’ 6.875% senior notes due July 15, 2012 with a face value of $100.0 million, 6.05% senior notes due March 15, 2013 with a face value of $229.9 million, 7.65% senior notes due April 15, 2018 with a face value of $350.0 million and 4.80% senior notes due September 1, 2020 with a face value of $450.0 million;

•	NuPOP’s 7.75% senior notes due February 15, 2012 and 5.875% senior notes due June 1, 2013 with an aggregate face value of $500.0 million;

•	the $100.0 million revenue bonds due July 1, 2040 associated with the St. James terminal expansion (Gulf Opportunity Zone Revenue Bonds);

•	the $55.4 million revenue bonds due June 1, 2038 associated with the St. James terminal expansion (Gulf Opportunity Zone Revenue Bonds);

•	the £21 million term loan due December 11, 2012 (UK Term Loan); and

•

the $12.0 million note payable in annual installments through December 31, 2015 to the Port of Corpus Christi Authority of Nueces County, Texas, with a balance of $3.5 million as of September 30, 2010, associated with the construction of a crude oil storage facility in Corpus Christi, Texas.

Please refer to Note 4 of the Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of certain of our long-term debt agreements.

On October 7, 2010, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued $50.0 million of Revenue Bonds (NuStar Logistics, L.P. Project) Series 2010A associated with our St. James terminal expansion pursuant to the Gulf Opportunity Zone Act of 2005. The bonds mature on October 1, 2040. The interest rate is based on a weekly tax-exempt bond market interest rate and is paid monthly. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansion. NuStar Logistics is solely obligated to service the principal and interest payments associated with the bonds. One of the lenders under our 2007 Revolving Credit Agreement issued a letter of credit in the amount of $50.6 million on our behalf to guarantee the payment of interest and principal on the bonds. This letter of credit ranks equally with existing senior unsecured indebtedness of NuStar Logistics.

Management believes that, as of September 30, 2010, we are in compliance with all ratios and covenants of both the 2007 Revolving Credit Agreement and the UK Term Loan, which has substantially the same covenants as the 2007 Revolving Credit Agreement. Our other long-term debt obligations do not contain any financial covenants that are different than those contained in the 2007 Revolving Credit Agreement. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments.

Interest Rate Swaps

As of September 30, 2010, the weighted-average interest rate for our fixed-to-floating interest rate swaps was 2.4%. As of September 30, 2010 and December 31, 2009, the estimated fair value of the fixed-to-floating interest rate swaps included in “Other long-term assets, net” in our consolidated balance sheets was $15.6 million and $8.6 million, respectively.

As of September 30, 2010, the weighted-average fixed interest rate for our forward-starting interest rate swaps was 3.3%. As of September 30, 2010, the estimated fair value of the fixed-to-floating interest rate swaps included in “Other long-term assets, net” and “Other long-term liabilities” in our consolidated balance sheets was $2.3 million and $0.5 million, respectively. We had no forward-starting interest rate swaps during the nine months ended September 30, 2009.

Please refer to Note 7 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of our interest rate swaps.

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

Interest Rate Risk

We manage our debt by considering various financing alternatives available in the market, and we manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, we utilize fixed-to-floating interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt. We also enter into forward-starting interest rate swap agreements to lock in the rate on the interest payments related to forecasted debt issuances. Borrowings under the 2007 Revolving Credit Agreement and Gulf Opportunity Zone Revenue Bonds expose us to increases in the benchmark interest rate.

The following tables provide information about our long-term debt and interest rate derivative instruments, all of which are sensitive to changes in interest rates. For long-term debt, principal cash flows and related weighted-average interest rates by expected maturity dates are presented.

For our fixed-to-floating interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Weighted-average variable rates are based on implied forward interest rates in the yield curve at the reporting date.

	September 30, 2010
	Expected Maturity Dates
	2010	2011	2012	2013	2014	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$770	$832	$383,881	$480,902	$48	$800,000	$1,666,433	$1,815,842
Weighted average interest rate	8.0%	8.0%	7.4%	6.0%	8.0%	6.0%	6.3%
Variable rate	$—	$—	$138,027	$—	$—	$155,440	$293,467	$287,433
Weighted average interest rate	—	—	1.0%	—	—	0.3%	0.6%

Interest Rate Swaps Fixed–to-Floating:
Notional amount	$—	$—	$60,000	$107,500	$—	$360,000	$527,500	$15,633
Weighted average pay rate	2.4%	2.6%	3.3%	3.9%	4.6%	5.5%	4.3%
Weighted average receive rate	5.3%	5.3%	5.3%	5.1%	4.8%	4.8%	5.0%

	December 31, 2009
	Expected Maturity Dates
	2010	2011	2012	2013	2014	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$770	$832	$384,816	$480,902	$67	$350,000	$1,217,387	$1,306,301
Weighted average interest rate	8.0%	8.0%	7.4%	6.0%	8.0%	7.7%	6.9%
Variable rate	$—	$—	$525,126	$—	$—	$56,200	$581,326	$551,072
Weighted average interest rate	—	—	1.0%	—	—	0.2%	0.9%

Interest Rate Swaps Fixed–to-Floating:
Notional amount	$—	$—	$60,000	$107,500	$—	$—	$167,500	$8,623
Weighted average pay rate	3.4%	4.8%	5.8%	5.6%	—	—	4.3%
Weighted average receive rate	6.3%	6.3%	6.3%	6.1%	—	—	6.3%

During the three months ended September 30, 2010, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $500.0 million. The following table presents information regarding our forward-starting interest rate swaps as of September 30, 2010:

Number and Type	Notional Amount	Period of Hedge	Weighted- Average Fixed Rate
	(in millions)

2 forward-starting interest rate swaps	$125.0	03/13 – 03/23	3.5%
2 forward-starting interest rate swaps	150.0	06/13 – 06/23	3.5%
3 forward-starting interest rate swaps	225.0	02/12 – 02/22	3.1%

Total	$500.0		3.3%

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

	September 30, 2010
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(crude oil and refined products)	52	$86.97	N/A	$(209)
Futures – short:
(crude oil and refined products)	992	N/A	$89.74	$(5,106)
Swaps – long:
(crude oil and refined products)	180	$67.71	N/A	$(439)
Swaps – short:
(refined products)	664	N/A	$67.78	$(1,715)

Cash Flow Hedges:
Futures – short:
(refined products)	244	N/A	$95.86	$(413)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	510	$91.95	N/A	$2,472
Futures – short:
(crude oil and refined products)	1,327	N/A	$92.34	$(4,999)
Swaps – long:
(refined products)	349	$68.09	N/A	$1,739
Swaps – short:
(refined products)	228	N/A	$68.09	$(724)
Forward purchase contracts:
(crude oil)	5,005	$78.04	N/A	$20,216
Forward sales contracts:
(crude oil)	5,005	N/A	$78.60	$(18,671)

Total fair value of open positions exposed to commodity price risk				$(7,849)

	December 31, 2009
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(refined products)	1,184	N/A	$79.89	$(9,528)

Cash Flow Hedges:
Futures – short:
(refined products)	230	N/A	$94.13	$(240)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	454	$81.46	N/A	$2,327
Futures – short:
(crude oil and refined products)	745	N/A	$72.90	$(10,692)
Swaps – long:
(crude oil and refined products)	200	$70.34	N/A	$398
Swaps – short:
(crude oil and refined products)	600	N/A	$70.16	$(1,316)

Total fair value of open positions exposed to commodity price risk				$(19,051)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2010.

(b)	Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer

*32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

**101	The following interactive data files pursuant to Rule 405 of Regulation S-T from NuStar Energy L.P.’s Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Filed electronically herewith.

In accordance with Rule 406T of regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

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
November 4, 2010

By:	/S/ STEVEN A. BLANK
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
November 4, 2010

By:	/S/ THOMAS R. SHOAF
Thomas R. Shoaf
Vice President and Controller
November 4, 2010