Form 10-K
period 2010-12-31
NuStar Energy L.P.
filed 2011-02-25
CIK 1110805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]

The aggregate market value of the common units held by non-affiliates was approximately $3,118 million based on the last sales price quoted as of June 30, 2010, the last business day of the registrant’s most recently completed second quarter.

The number of common units outstanding as of February 1, 2011 was 64,610,549.

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

We are engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt refining and fuels marketing. We divide our operations into the following three operating segments: storage, transportation, and asphalt and fuels marketing. As of December 31, 2010, our assets included:

•	65 terminal and storage facilities providing approximately 80.4 million barrels of storage capacity;

•	5,605 miles of refined product pipelines with 21 associated terminals providing storage capacity of 4.6 million barrels and two tank farms providing storage capacity of 1.2 million barrels;

•	2,000 miles of anhydrous ammonia pipelines;

•	812 miles of crude oil pipelines with 16 associated storage tanks providing storage capacity of 1.9 million barrels; and

•	two asphalt refineries with a combined throughput capacity of 104,000 barrels per day and two associated terminal facilities with a combined storage capacity of 5.0 million barrels.

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

RECENT DEVELOPMENTS

On May 21, 2010, we acquired the capital stock of Asphalt Holdings, Inc. for $53.3 million, including liabilities assumed. The acquisition included three storage terminals with 24 storage tanks and an aggregate capacity of approximately 1.8  million barrels located in Alabama along the Mobile River.

ORGANIZATIONAL STRUCTURE

Our operations are managed by NuStar GP, LLC, the general partner of our general partner. NuStar GP, LLC, a Delaware limited liability company, is a consolidated subsidiary of NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH).

The following chart depicts our organizational structure at December 31, 2010.

SEGMENTS

Our three reportable business segments are storage, transportation, and asphalt and fuels marketing. Detailed financial information about our segments is included in Note 23 in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

The following map depicts our operations at December 31, 2010.

STORAGE

Our storage segment includes terminal and storage facilities that provide storage and handling services on a fee basis for petroleum products, specialty chemicals, crude oil and other liquids and crude oil storage tanks used to store and deliver crude oil. In addition, our terminals located on the island of St. Eustatius in the Caribbean and Point Tupper, Nova Scotia provide services such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services. As of December 31, 2010, we owned and operated:

•	55 terminal and storage facilities in the United States, with a total storage capacity of approximately 50.6 million barrels;

•	A terminal on the island of St. Eustatius with a tank capacity of 13.0 million barrels and a transshipment facility;

•	A terminal located in Point Tupper with a tank capacity of 7.4 million barrels and a transshipment facility;

•	Six terminals located in the United Kingdom and one terminal located in Amsterdam, the Netherlands, having a total storage capacity of approximately 9.4 million barrels; and

•	A terminal located in Nuevo Laredo, Mexico.

Description of Largest Terminal Facilities

St. Eustatius. We own and operate a 13.0 million barrel petroleum storage and terminalling facility located on the island of St. Eustatius in the Caribbean (formerly the Netherlands Antilles), which is located at a point of minimal deviation from major shipping routes. This facility is capable of handling a wide range of petroleum products, including crude oil and refined products, and it can accommodate the world’s largest tankers for loading and discharging crude oil and other petroleum products. A two-berth jetty, a two-berth monopile with platform and buoy systems, a floating hose station and an offshore single point mooring buoy with loading and unloading capabilities serve the terminal’s customers’ vessels. The St. Eustatius facility has a total of 59 tanks. The fuel oil and petroleum product facilities have in-tank and in-line blending capabilities, while the crude tanks have tank-to-tank blending capability and in-tank mixers. In addition to the storage and blending services at St. Eustatius, this facility has the flexibility to utilize certain storage capacity for both feedstock and refined products to support our atmospheric distillation unit. This unit is capable of processing up to 25,000 barrels per day of feedstock, ranging from condensates to heavy crude oil. We own and operate all of the berthing facilities at the St. Eustatius terminal. Separate fees apply for the use of the berthing facilities, as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response services and other ship services.

Point Tupper. We own and operate a 7.4 million barrel terminalling and storage facility located at Point Tupper on the Strait of Canso, near Port Hawkesbury, Nova Scotia, which is located approximately 700 miles from New York City and 850 miles from Philadelphia. This facility is the deepest independent, ice-free marine terminal on the North American Atlantic coast, with access to the East Coast, Canada and the Midwestern United States via the St. Lawrence Seaway and the Great Lakes system. With one of the premier jetty facilities in North America, the Point Tupper facility can accommodate substantially all of the world’s largest, fully laden very large crude carriers and ultra large crude carriers for loading and discharging crude oil, petroleum products and petrochemicals. Crude oil and petroleum product movements at the terminal are fully automated. Separate fees apply for the use of the jetty facility, as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response services and other ship services. We also charter tugs, mooring launches and other vessels to assist with the movement of vessels through the Strait of Canso and the safe berthing of vessels at the terminal facility.

Piney Point, Maryland. Our terminal and storage facility in Piney Point is located on approximately 400 acres on the Potomac River. The Piney Point terminal has approximately 5.4 million barrels of storage capacity in 28 tanks and is the closest deep-water facility to Washington, D.C. This terminal competes with other large petroleum terminals in the East Coast water-borne market extending from New York Harbor to Norfolk, Virginia. The terminal currently stores petroleum products consisting primarily of fuel oils and asphalt. The terminal has a dock with a 36-foot draft for tankers and four berths for barges. It also has truck-loading facilities, product-blending capabilities and is connected to a pipeline that supplies residual fuel oil to two power generating stations.

St. James, Louisiana. Our St. James terminal has 26 crude oil storage tanks with a total capacity of approximately 5.0 million barrels. Additionally, the facility has a rail-loading facility and three docks with barge and ship access. The facility is located on almost 900 acres of land, some of which is undeveloped.

Amsterdam. Our Amsterdam terminal has 44 storage tanks with a total capacity of approximately 3.8 million barrels. This facility is located at the Port of Amsterdam and primarily stores petroleum products including gasoline, diesel and fuel oil. This facility has two docks for vessels and five docks for inland barges.

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

Terminal and Storage Facilities

The following table sets forth information about our terminal and storage facilities as of December 31, 2010:

Facility	Tank Capacity	Number of Tanks	Primary Products Handled
	(Barrels)

U.S. Terminals and Storage Facilities:
Mobile, AL (Blakely Island)	1,100,000	8	Crude oil and feedstocks
Mobile, AL (Chickasaw)	286,000	10	Asphalt
Mobile, AL (Chickasaw North)	294,000	3	Crude oil
Montgomery, AL	162,000	7	Petroleum products
Moundville, AL	310,000	6	Petroleum products
Los Angeles, CA	606,000	19	Petroleum products
Benicia, CA	3,815,000	16	Crude oil and feedstocks
Pittsburg, CA	361,000	10	Asphalt
Selby, CA	2,829,000	22	Petroleum products, ethanol
Stockton, CA	713,000	28	Petroleum products, ethanol, fertilizer
Colorado Springs, CO	320,000	7	Petroleum products, ethanol
Denver, CO	100,000	8	Petroleum products, ethanol
Jacksonville, FL	2,505,000	34	Petroleum products, asphalt
Bremen, GA	178,000	8	Petroleum products
Macon, GA (a)	307,000	10	Petroleum products
Savannah, GA	857,000	21	Petroleum products, chemicals
Blue Island, IL	719,000	14	Petroleum products, ethanol
Indianapolis, IN	366,000	18	Petroleum products
St. James, LA	5,045,000	26	Crude oil and feedstocks
Andrews AFB, MD (a)	72,000	3	Petroleum products
Baltimore, MD	814,000	47	Chemicals, asphalt, petroleum products
Piney Point, MD	5,404,000	28	Petroleum products, asphalt
Salisbury, MD	177,000	14	Petroleum products
Wilmington, NC	304,000	12	Asphalt
Linden, NJ	353,000	9	Petroleum products
Linden, NJ (b)	3,957,000	24	Petroleum products
Paulsboro, NJ	69,000	9	Petroleum products
Alamogordo, NM (a)	120,000	5	Petroleum products
Albuquerque, NM	245,000	10	Petroleum products, ethanol
Rosario, NM	160,000	8	Asphalt
Catoosa, OK	340,000	24	Asphalt
Portland, OR	1,203,000	32	Petroleum products, ethanol
Abernathy, TX	155,000	7	Petroleum products
Amarillo, TX	255,000	8	Petroleum products
Corpus Christi, TX	327,000	10	Petroleum products
Corpus Christi, TX (North Beach)	1,600,000	4	Crude oil and feedstocks
Corpus Christi, TX	4,023,000	26	Crude oil and feedstocks
Edinburg, TX	267,000	6	Petroleum products
El Paso, TX (c)	343,000	12	Petroleum products, ethanol
Harlingen, TX	315,000	7	Petroleum products
Houston, TX (Hobby Airport)	106,000	4	Petroleum products
Houston, TX	85,000	5	Asphalt
Laredo, TX	320,000	7	Petroleum products
Placedo, TX	97,000	4	Petroleum products

Facility	Tank Capacity	Number of Tanks	Primary Products Handled
	(Barrels)

San Antonio (east), TX	148,000	5	Petroleum products
San Antonio (south), TX	215,000	5	Petroleum products
Southlake, TX	575,000	12	Petroleum products, ethanol
Texas City, TX	125,000	10	Petroleum products
Texas City, TX	2,775,000	67	Chemicals, petrochemicals, petroleum products
Texas City, TX	3,087,000	14	Crude oil and feedstocks
Dumfries, VA	548,000	14	Petroleum products, asphalt
Virginia Beach, VA (a)	41,000	2	Petroleum products
Tacoma, WA	359,000	14	Petroleum products, ethanol
Vancouver, WA	328,000	48	Chemicals
Vancouver, WA	408,000	7	Petroleum products

Total U.S.	50,593,000	798

Foreign Terminals and Storage Facilities:
St. Eustatius, Netherlands Antilles	12,986,000	59	Petroleum products, crude oil and feedstocks
Point Tupper, Canada	7,354,000	37	Petroleum products, crude oil and feedstocks
Grays, England	1,956,000	53	Petroleum products
Eastham, England	2,156,000	162	Chemicals, petroleum products
Runcorn, England	145,000	4	Molten sulfur
Grangemouth, Scotland	565,000	47	Petroleum products, chemicals
Glasgow, Scotland	360,000	16	Petroleum products
Belfast, Northern Ireland	440,000	41	Petroleum products
Amsterdam, the Netherlands	3,848,000	44	Petroleum products
Nuevo Laredo, Mexico	34,000	5	Petroleum products

Total Foreign	29,844,000	468

Total Terminals and Storage Facilities	80,437,000	1,266

(a)	Terminal facility also includes pipelines to U.S. government military base locations.
(b)	We own 50% of this terminal through a joint venture.
(c)	We own a 66.67% undivided interest in the El Paso refined product terminal. The tankage capacity and number of tanks represent the proportionate share of capacity attributable to our ownership interest.

Storage Operations

Revenues for the storage segment include fees for tank storage agreements, in which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage lease revenues), and throughput agreements, in which a customer pays a fee per barrel for volumes moving through our terminals (throughput revenues). Our terminals also provide blending, additive injections, handling and filtering services. We charge a fee for each barrel of crude oil and certain other feedstocks that we deliver to Valero Energy Corporation (Valero Energy)’s Benicia, Corpus Christi West and Texas City refineries from our crude oil storage tanks. Our facilities at Point Tupper and St. Eustatius charge fees to provide services such as pilotage, tug assistance, line handling, launch service, spill response services and other ship services.

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

Customers

We provide storage and terminalling services for crude oil and refined petroleum products to many of the world’s largest producers of crude oil, integrated oil companies, chemical companies, oil traders and refiners. In addition, our blending capabilities in our storage assets have attracted customers who have leased capacity primarily for blending purposes. The largest customer of our storage segment is Valero Energy, which accounted for approximately 20% of the total revenues of the segment for the year ended December 31, 2010. No other customer accounted for more than 10% of the revenues of the segment for this period.

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

TRANSPORTATION

Our pipeline operations consist of the transportation of refined petroleum products, crude oil and anhydrous ammonia. Refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota cover approximately 5,605 miles. Our crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois cover 812 miles. Our anhydrous ammonia pipeline in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska covers 2,000 miles. As of December 31, 2010, we owned and operated:

•

refined product pipelines with an aggregate length of 3,255 miles originating at Valero Energy’s McKee, Three Rivers and Corpus Christi refineries to certain of NuStar Energy’s terminals, or to interconnections with third-party pipelines or terminals for further distribution, including a 25-mile hydrogen pipeline (collectively, the Central West System);

•

a 1,910-mile refined product pipeline originating in southern Kansas and terminating at Jamestown, North Dakota, with a western extension to North Platte, Nebraska and an eastern extension into Iowa (the East Pipeline);

•	a 440-mile refined product pipeline originating at Tesoro Corporation’s Mandan, North Dakota refinery and terminating in Minneapolis, Minnesota (the North Pipeline);

•

crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois with an aggregate length of 812 miles and crude oil storage facilities providing 1.9 million barrels of storage capacity in Texas, Oklahoma and Colorado that are located along the crude oil pipelines; and

•

a 2,000-mile anhydrous ammonia pipeline originating at the Louisiana delta area that travels north through the midwestern United States forking east and west to terminate in Nebraska and Indiana (the Ammonia Pipeline).

We charge tariffs on a throughput basis for transporting refined products, crude oil, feedstocks and anhydrous ammonia.

Description of Pipelines

Central West System. The Central West System pipelines were constructed to support the refineries to which they are connected. These pipelines are physically integrated with and principally serve refineries owned by Valero Energy. The refined products transported in these pipelines include gasoline, distillates (including diesel and jet fuel), natural gas liquids and other products produced primarily by Valero Energy’s McKee, Three Rivers and Corpus Christi refineries. These pipelines deliver refined products to key markets in Texas, New Mexico and Colorado. The Central West System transported approximately 112.5 million barrels for the year ended December 31, 2010.

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

East Pipeline. The East Pipeline covers 1,910 miles and moves refined products and natural gas liquids north in pipelines ranging in diameter from 6 inches to 16 inches. The East Pipeline system also includes storage capacity of approximately 1.2 million barrels at our two tanks farms at McPherson and El Dorado, Kansas. The East Pipeline transports refined petroleum products and natural gas liquids to NuStar Energy and third party terminals along the system and to receiving pipeline connections in Kansas. Shippers on the East Pipeline obtain refined petroleum products from refineries in Kansas, Oklahoma and Texas. The East Pipeline transported approximately 51.2 million barrels for the year ended December 31, 2010.

North Pipeline. The North Pipeline originates at Tesoro’s Mandan refinery and runs from west to east approximately 440 miles from its origin in Mandan, North Dakota to the Minneapolis, Minnesota area. For the year ended December 31, 2010, the North Pipeline transported approximately 13.7 million barrels.

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

Ammonia Pipeline. The 2,000 mile pipeline originates in the Louisiana delta area, where it has access to three marine terminals and three anhydrous ammonia plants on the Mississippi River. It runs north through Louisiana and Arkansas into Missouri, where at Hermann, Missouri, one branch splits and goes east into Illinois and Indiana, while the other branch continues north into Iowa and then turns west into Nebraska. The Ammonia Pipeline is connected to multiple third-party-owned terminals, which include industrial facility delivery locations. Product is supplied to the pipeline from anhydrous ammonia plants in Louisiana and imported product delivered through the marine terminals. Anhydrous ammonia is primarily used as agricultural fertilizer. It is also used as a feedstock to produce other nitrogen derivative fertilizers and explosives. The Ammonia Pipeline transported approximately 1.5 million tons (or approximately 13.9 million barrels) for the year ended December 31, 2010.

Crude Oil Pipelines. Our crude oil pipelines primarily transport crude oil and other feedstocks from various points in Texas, Oklahoma, Kansas and Colorado to Valero Energy’s McKee, Three Rivers and Ardmore refineries. We can use our crude oil storage facilities in Texas, Oklahoma and Colorado, located along the crude oil pipelines, to store and batch crude oil prior to shipment in the crude oil pipelines. Our crude oil pipelines also transport crude oil and other feedstocks to the ConocoPhillips Wood River refinery in Illinois. The crude pipelines transported approximately 135.7 million barrels for the year ended December 31, 2010.

The following table sets forth information about each of our crude oil pipelines:

Origin and Destination	Refinery	Length	Ownership	Capacity
		(Miles)		(Barrels/Day)

Cheyenne Wells, CO to McKee	McKee	210	100%	17,500
Dixon, TX to McKee	McKee	44	100%	63,600
Hooker, OK to Clawson, TX (a)	McKee	41	50%	22,000
Clawson, TX to McKee	McKee	31	100%	36,000
Wichita Falls, TX to McKee	McKee	272	100%	110,000
Corpus Christi, TX to Three Rivers	Three Rivers	70	100%	120,000
Ringgold, TX to Wasson, OK	Ardmore	44	100%	90,000
Healdton to Ringling, OK (b)	Ardmore	4	100%	N/A
Wasson, OK to Ardmore (8”-10”) (c)	Ardmore	24	100%	90,000
Wasson, OK to Ardmore (8”)	Ardmore	15	100%	40,000
Patoka, IL to Wood River	Wood River	57	24%	60,600

Total		812		649,700

(a)	We receive 50% of the tariff with respect to 100% of the barrels transported in the Hooker, Oklahoma to Clawson, Texas pipeline. Accordingly, the capacity is given with respect to 100% of the pipeline.
(b)	The Healdton to Ringling, Oklahoma crude oil pipeline is temporarily idled.
(c)	The Wasson, Oklahoma to Ardmore (8”- 10”) pipelines referred to above originate at Wasson as two pipelines but merge into one pipeline prior to reaching Ardmore.

The following table sets forth information about the crude oil storage facilities located along our crude oil pipelines:

Location	Refinery	Capacity	Number of Tanks	Mode of Receipt	Mode of Delivery
		(Barrels)

Dixon, TX	McKee	240,000	3	pipeline	pipeline
Ringgold, TX	Ardmore	600,000	2	pipeline	pipeline
Wichita Falls, TX	McKee	660,000	4	pipeline	pipeline
Wasson, OK	Ardmore	225,000	2	pipeline	pipeline
Clawson, TX	McKee	65,000	2	pipeline	pipeline
Other (a)	McKee	67,000	3	pipeline	pipeline

Total		1,857,000	16

(a)	This category includes crude oil tanks along the Cheyenne Wells, Colorado to McKee crude oil pipelines located at Carlton, Colorado, Sturgis, Oklahoma, and Stratford, Texas.

Other Pipelines. We also own three single-use pipelines, located near Umatilla, Oregon, Rawlins, Wyoming and Pasco, Washington, each of which supplies diesel fuel to a railroad fueling facility.

Pipeline Operations

Revenues for the pipelines are based upon origin-to-destination throughput volumes traveling through our pipelines and their related tariff rates.

In general, a shipper on our refined petroleum product pipelines delivers products to the pipeline from refineries or third-party pipelines. Shippers are required to supply us with a notice of shipment indicating sources of products and destinations. Shipments are tested or receive certifications to ensure compliance with our product specifications. We charge our shippers tariff rates based on transportation from the origination point on the pipeline to the point of delivery. We invoice our refined product shippers upon delivery for our Central West System and our North and Ammonia Pipelines, and we invoice our shippers on our East Pipeline when their product enters the line.

Shippers on our crude oil pipelines deliver crude oil to the pipelines for transport to refineries that connect to the pipelines. The costs associated with the crude oil storage facilities located along the crude oil pipelines are considered in establishing the tariffs charged for transporting crude oil from the crude oil storage facilities to the refineries.

The pipelines in the Central West System, the East Pipeline, the North Pipeline and the Ammonia Pipeline and the crude oil pipelines are subject to federal regulation by one or more of the following governmental agencies or laws: the Federal Energy Regulatory Commission (the FERC), the Surface Transportation Board (the STB), the Department of Transportation (DOT), the Environmental Protection Agency (EPA) and the Homeland Security Act. Additionally, the operations and integrity of the pipelines are subject to the respective state jurisdictions.

The majority of our pipelines are common carrier and are subject to federal and state tariff regulation. In general, we are authorized by the FERC to adopt market-based rates. Common carrier activities are those for which transportation through our pipelines is available, at published tariffs filed, in the case of interstate petroleum product shipments, with the FERC or, in the case of intrastate petroleum product shipments, with the relevant state authority, to any shipper of petroleum products who requests such services and satisfies the conditions and specifications for transportation. The Ammonia Pipeline is subject to federal regulation by the STB and state regulation by Louisiana.

We use Supervisory Control and Data Acquisition remote supervisory control software programs to continuously monitor and control our pipelines. The system monitors quantities of products injected in and delivered through the pipelines and automatically signals the appropriate personnel upon deviations from normal operations that require attention.

Demand for and Sources of Refined Products

The operations of our Central West System and the East and North Pipelines depend on the level of demand for refined products in the markets served by the pipelines and the ability and willingness of refiners and marketers having access to the pipelines to supply such demand by deliveries through the pipelines.

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

Customers

The largest customer of our transportation segment was Valero Energy, which accounted for approximately 47% of the total segment revenues for the year ended December 31, 2010. In addition to Valero Energy, we had a total of approximately 70 shippers for the year ended December 31, 2010, including integrated oil companies, refining companies, farm cooperatives, railroads and others. No other customer accounted for greater than 10% of the total revenues of transportation segment for the year ended December 31, 2010.

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

Asphalt Refining and Marketing Operations

Our asphalt refining operations acquired on March 20, 2008 diversified our customer base, expanded our geographic presence and complemented our preexisting asphalt marketing and terminals business. The following table lists information about our asphalt refineries and related terminals as of December 31, 2010. The tank capacity includes storage for asphalt, crude oil and other feedstocks.

	Production		Number of
Facility	Capacity	Tank Capacity	Tanks
	(Barrels Per Day)	(Barrels)

Paulsboro, NJ	74,000	3,640,000	24
Savannah, GA	30,000	1,359,000	25

Total	104,000	4,999,000	49

Paulsboro Refinery. The Paulsboro refinery is located in Paulsboro, New Jersey on the Delaware River. The refinery consists of two petroleum refining units, a liquid storage terminal for petroleum and chemical products, three marine docks, a polymer-modified asphalt production facility and a testing laboratory. The Paulsboro refinery supplies various asphalt grades and intermediate products by ship, barge, railcar and tanker trucks to a network of twelve asphalt terminals in the northeastern United States. These asphalt terminals provide us with an aggregate storage capacity of 4.0 million barrels that are either leased from third parties or owned by us. The Paulsboro refinery’s location on the Delaware River allows for direct access to receipts and shipments.

Savannah Refinery. The Savannah refinery is located in Savannah, Georgia adjacent to the Savannah River and is the only asphalt producer on the United States southeastern seaboard. The refinery includes two atmospheric towers, a tank farm, a marine dock, a polymer modified asphalt production facility, a testing laboratory and processing areas. The Savannah refinery supplies various asphalt grades by truck, rail and marine vessel to a network of nine asphalt terminals in the southeastern United States. These asphalt terminals provide us with an aggregate storage capacity of 1.9 million barrels that are either leased from third parties or owned by us. The Savannah refinery’s location on the Savannah River allows for direct access to receipts and shipments.

We have access to an aggregate asphalt storage capacity of almost 8.0 million barrels, which includes the network of asphalt terminals associated with the Savannah and Paulsboro refineries combined with seven other asphalt terminals.

The following table lists the throughputs and percentages of yields for each refinery for the year ended December 31, 2010:

	Volumes	Percentage
	(barrels per day)

Paulsboro:
Crude oil throughput	40,782
Yields:
Asphalt	26,839	66%
Naphtha	1,165	3%
Marine diesel oil	3,445	9%
Light marine gas oil	4,169	10%
Vacuum gas oil	3,666	9%
HS fuel oil	1,181	3%

Savannah:
Crude oil throughput	18,159
Yields:
Asphalt	13,551	75%
Naphtha	650	3%
Light marine gas oil	3,945	22%

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

Fuels Marketing Operations

Our fuels marketing operations provide us the opportunity to generate additional gross margin while complementing the activities of our storage and transportation segments. Specifically, we purchase crude oil, gasoline, distillates and refinery feedstocks to take advantage of arbitrage opportunities and contango markets (when the price for future deliveries exceeds current prices). During a contango market, we can utilize storage at strategically located terminals, including our own terminals, to deliver products at favorable prices. Additionally, we may take advantage of geographic arbitrage opportunities by utilizing transportation and storage assets, including our own terminals and pipelines, to deliver products from one geographic region to another with more favorable pricing. We also purchase gasoline and distillates in spot markets from refiners and traders, which we then offer for sale to wholesale customers through terminals owned by us or third-parties. The gross margin we generate reflects the wholesale uplift above spot market prices, less terminalling and transportation fees.

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

In addition, we sell bunker fuel from our terminal locations at St. Eustatius and Point Tupper where we also store bunker fuel for third parties. The strategic location of these two facilities and their storage capabilities provide us with a reliable supply of product and the ability to capture incremental sales margin. Also, the St. Eustatius terminal facility has six mooring locations that can supply bunkers to vessels up to 520,000 deadweight tons, and the Point Tupper facility has two mooring locations that can supply bunkers to vessels up to 400,000 deadweight tons. In 2009, we began limited bunkering operations at certain of our U.S. terminals, and in 2010, we increased our U.S. bunkering operations at our Texas City and Los Angeles terminals.

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

Competition and Business Considerations. Our fuels marketing operations have numerous competitors, including large integrated refiners, marketing affiliates of other partnerships in our industry, as well as various international and domestic trading companies. In the sale of bunker fuel, we compete with ports offering bunker fuels that are along the route of travel of the vessel. We also compete with bunker fuel delivery locations around the world. In the Western Hemisphere, alternative bunker fuel locations include ports on the U.S. East Coast and Gulf Coast and in Panama, the Caribbean and Nova Scotia.

EMPLOYEES

Our operations are managed by NuStar GP, LLC. As of December 31, 2010, NuStar GP, LLC had 1,413 employees performing services for our United States operations. Certain of our wholly owned subsidiaries had 389 employees performing services for our international operations. We believe that NuStar GP, LLC and our subsidiaries each have satisfactory relationships with their employees.

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

Capital Expenditures Attributable to Compliance with Environmental Regulations. In 2010, our capital expenditures attributable to compliance with environmental regulations were $16.7 million, and are currently estimated to be approximately $3.4 million for 2011. The estimate for 2011 does not include amounts related to capital investments at our facilities that management has deemed to be strategic investments rather than expenditures relating to environmental regulatory compliance.

RENEWABLE ENERGY AND ALTERNATIVE FUEL MANDATES

Several federal and state programs require the purchase and use of renewable energy and alternative fuels, such as battery-powered engines, biodiesel, wind energy, and solar energy. These mandates could impact the demand for refined petroleum products. In December 2007, Congress enacted the Energy Independence and Security Act of 2007, which, among things, mandated annually increasing levels for the use of renewable fuels such as ethanol, commencing in 2008 and escalating for 15 years, as well as increasing energy efficiency goals, including higher fuel economy standards for motor vehicles. These statutory mandates may over time offset projected increases or reduce the demand for refined petroleum products, particularly gasoline, in certain markets. The increased production and use of biofuels may also create opportunities for additional pipeline transportation and additional blending opportunities within the terminals division, although that potential cannot be quantified at present. Other legislative changes may similarly alter the expected demand and supply projections for refined petroleum products in ways that cannot be predicted.

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

HAZARDOUS SUBSTANCES

The Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA and also known as Superfund, and analogous or more stringent state laws, impose liability, without regard to fault or the legality of the original act, on some classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site and entities that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek recovery from the responsible classes of persons for the costs that they incur. In the course of our ordinary operations, we may generate waste that falls within CERCLA’s definition of a “hazardous substance.”

We currently own or lease, and have in the past owned or leased, properties where hydrocarbons are being or have been handled. Although we believe that we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, we acquired many of these properties from third parties, and we did not control those third parties’ treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination. In addition, we may be exposed to joint and several liability under CERCLA for all or part of the costs required to clean up sites at which hazardous substances may have been disposed of or released into the environment.

While remediation of subsurface contamination is in process at several of our facilities, based on current available information, we believe that the cost of these activities will not materially affect our financial condition or results of operations. Such costs, however, are often unpredictable and, therefore, there can be no assurances that the future costs will not become material.

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

The Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 (PIPES Act) became effective in December 2006. The PIPES Act included requirements to strengthen damage prevention measures designed to protect pipelines from excavation damage, eliminate an exemption from regulation for certain low-stress hazardous liquid pipelines, and require pipeline operators to manage human factors in pipeline control centers, including controller fatigue. While implementation of the PIPES Act is imposing additional operating requirements on pipeline operators, we do not believe that the costs of compliance with the PIPES Act will have a material effect on our financial condition or results of operations.

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

A decrease in lease renewals or throughputs in our assets would cause our revenues to decline and could adversely affect our ability to make cash distributions to our unitholders. Such a decrease could result from a customer’s failure to renew a lease, a temporary or permanent decline in the amount of crude oil or refined products stored at and transported from the refineries we serve and own or construction by our competitors of new transportation or storage assets in the markets we serve. Factors that could result in such a decline include:

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

We have an agreement with PDVSA, pursuant to which PDVSA agrees to sell and we agree to purchase an annual average of 75,000 barrels per day of crude oil. OPEC cuts, coupled with Venezuela’s recent political, economic and social turmoil could have a severe impact on PDVSA’s production or delivery of crude oil. In the event PDVSA reduces its production or delivery of Boscán or Bachaquero BCF-13, the crude oil for which our refineries are currently optimized, we will be forced to replace all or a portion of the crude oil we would normally have purchased under our PDVSA crude oil supply contract with purchases of crude oil on the spot market, potentially at a price less favorable than we would have obtained under the PDVSA crude oil supply contract. It is possible that processing a more significant proportion of alternate crudes could result in reduced refinery run rates, significantly reduced production and additional capital expenditures, which could be material. Accordingly, any major disruption of our supply of crude oil from Venezuela could result in substantially lower revenues and additional volatility in our earnings and cash flow.

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

A large portion of our earnings from our asphalt operations are affected by the relationship, or margin, between asphalt and other intermediate product prices and the prices for crude oil and other feedstocks. Our cost to acquire feedstocks and the price at which we can ultimately sell asphalt and other intermediate products depend upon several factors beyond our control, including regional and global supply of and demand for crude oil, asphalt and other feedstocks and intermediate and refined products. These in turn depend on, among other things, the availability and quantity of imports, the production levels of domestic and foreign suppliers, levels of intermediate and refined product inventories, the United States relationships with foreign governments, political affairs and the extent of governmental regulation.

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

Our marketing and trading of crude oil and refined products may expose us to trading losses and hedging losses, and non-compliance with our risk management policies could result in significant financial losses.

Our marketing and trading of crude oil and refined products may expose us to price volatility risk for the purchase and sale of crude oil and petroleum products, including gasoline, distillates, fuel oil and asphalt. We attempt to mitigate this volatility risk through hedging, but we are still exposed to basis risk. We may also be exposed to inventory and financial liquidity risk due to the inability to trade certain products or rising costs of carrying some inventories. Further, our marketing and trading activities, including any hedging activities, may cause volatility in our earnings. In addition, we will be exposed to credit risk in the event of non-performance by counterparties.

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

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers to whom we extend credit. In addition, nonperformance by vendors who have committed to provide us with products or services could result in higher costs or interfere with our ability to successfully conduct our business. Furthermore, nonpayment by the counterparties to our interest rate and commodity derivatives could expose us to additional interest rate or commodity price risk. Weak economic conditions and widespread financial stress could reduce the liquidity of our customers, vendors or counterparties, making it more difficult for them to meet their obligations to us. Any substantial increase in the nonpayment and nonperformance by our customers, vendors or counterparties could have a material adverse effect on our results of operations, cash flows and ability to make distributions to unitholders.

Our future financial and operating flexibility may be adversely affected by our significant leverage, our significant working capital needs, restrictions in our debt agreements and disruptions in the financial markets.

As of December 31, 2010, our consolidated debt was $2.1 billion. Among other things, our significant leverage may be viewed negatively by credit rating agencies, which could result in increased costs for us to access the capital markets. NuStar Logistics and NuPOP have senior unsecured ratings of Baa3 with Moody’s Investor Service and BBB minus with Standard & Poor’s and Fitch. Fitch, Moody’s and Standard & Poor’s have assigned NuStar Logistics and NuPOP a stable outlook. Any future downgrade of the debt issued by these wholly owned subsidiaries could significantly increase our capital costs and adversely affect our ability to raise capital in the future. Additionally, any ratings downgrade on the debt issued by NuStar Logistics could result in an adjustment to the interest rates on the bonds issued by NuStar Logistics in April 2008, which would significantly increase our capital costs and adversely affect our ability to raise capital in the future.

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

Debt service obligations, restrictive covenants in our credit facilities and the indentures governing our outstanding senior notes and maturities resulting from this leverage may adversely affect our ability to finance future operations, pursue acquisitions and fund other capital needs and our ability to pay cash distributions to our unitholders. In addition, this leverage may make our results of operations more susceptible to adverse economic or operating conditions. For example, during an event of default under any of our debt agreements, we would be prohibited from making cash distributions to our unitholders.

If our lenders file for bankruptcy or experience severe financial hardship, they may not honor their pro rata share of our borrowing requests under the 2007 Revolving Credit Agreement, which may significantly reduce our available borrowing capacity and, as a result, materially adversely affect our financial condition and ability to pay distributions to our unitholders.

Additionally, we may not be able to access the capital markets in the future at economically attractive terms, which may adversely affect our future financial and operating flexibility and our ability to pay cash distributions at current levels.

Increases in interest rates could adversely affect our business and the trading price of our units.

We have significant exposure to increases in interest rates. At December 31, 2010, we had approximately $2.1 billion of consolidated debt, of which $1.0 billion was at fixed interest rates and $1.1 billion was at variable interest rates after giving effect to interest rate swap agreements. Our results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates above current levels. Further, the trading price of our units is sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.

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

Delays or cost increases related to capital spending programs involving construction of new facilities (or improvements and repairs to our existing facilities) could adversely affect our ability to achieve forecasted operating results. Although we evaluate and monitor each capital spending project and try to anticipate difficulties that may arise, such delays or cost increases may arise as a result of factors that are beyond our control, including:

•	denial or delay in issuing requisite regulatory approvals and/or permits;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of modular components and/or construction materials;

•	severe adverse weather conditions, natural disasters, or other events (such as equipment malfunctions, explosions, fires, spills) affecting our facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project’s debt or equity financing costs; and/or

•	nonperformance by, or disputes with, vendors, suppliers, contractors, or sub-contractors involved with a project.

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

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the United States Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, at least one-third of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs. As an alternative to reducing emission of greenhouse gases under cap and trade programs, Congress may consider the implementation of a program to tax the emission of carbon dioxide and other greenhouse gases. In December 2009, the EPA issued an endangerment finding that greenhouse gases may reasonably be anticipated to endanger public health and welfare and are a pollutant to be regulated under the Clean Air Act. Passage of climate change legislation or other regulatory initiatives by Congress or various states of the United States or the adoption of regulations by the EPA or analogous state agencies that regulate or restrict emissions of greenhouse gases in areas in which we conduct business, could result in changes to the demand for the products we store, transport and sell, and could increase the costs of our operations, including costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas emissions, pay any taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program. We may be unable to recover any such lost revenues or increased costs in the rates we charge our customers, and any such recovery may depend on events beyond our control, including the outcome of future rate proceedings before the FERC and the provisions of any final legislation or regulations. Reductions in our revenues or increases in our expenses as a result of climate control initiatives could have adverse effects on our business, financial position, results of operations and prospects.

We may not be able to integrate effectively and efficiently with future businesses or operations we may acquire. Any future acquisitions may substantially increase the levels of our indebtedness and contingent liabilities.

Part of our business strategy includes acquiring additional assets that complement our existing asset base and distribution capabilities or provide entry into new markets. We may not be able to identify suitable acquisitions, or we may not be able to purchase or finance any acquisitions on terms that we find acceptable. Additionally, we compete against other companies for acquisitions, and we may not be successful in the acquisition of any assets or businesses appropriate for our growth strategy. Our capitalization and results of operations may change significantly as a result of future acquisitions, and you will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in connection with any future acquisitions. Unexpected costs or challenges may arise whenever businesses with different operations and management are combined. For example, the incurrence of substantial unforeseen environmental and other liabilities, including liabilities arising from the operation of an acquired business or asset prior to our acquisition for which we are not indemnified or for which indemnity is inadequate, may adversely affect our ability to realize the anticipated benefit from an acquisition. Inefficiencies and difficulties may arise because of unfamiliarity with new assets and new geographic areas of any acquired businesses. Successful business combinations will require our management and other personnel to devote significant amounts of time to integrating the acquired businesses with our existing operations. These efforts may temporarily distract their attention from day-to-day business, the development or acquisition of new properties and other business opportunities. If we do not successfully integrate any past or future acquisitions, or if there is any significant delay in achieving such integration, our business and financial condition could be adversely affected.

We may have liabilities from our assets that pre-exist our acquisition of those assets, but that may not be covered by indemnification rights we will have against the sellers of the assets.

Some of our assets have been used for many years to refine, transport and store crude oil and refined products. Releases may have occurred in the past that could require costly future remediation. If a significant release or event occurred in the past, the liability for which was not retained by the seller, or for which indemnification by the seller is not available, it could adversely affect our financial position and results of operations.

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

If we were to incur a significant liability pursuant to environmental or safety laws or regulations, such a liability could have a material adverse effect on our financial position, our ability to make distributions to our unitholders and our ability to meet our debt service requirements. Please read Item 3. “Legal Proceedings” and Note 13 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

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

In May 2005, the FERC issued a statement of general policy stating it will permit pipelines to include in cost of service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although this policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. This tax allowance policy and the FERC’s application of that policy were appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Court), and, on May 29, 2007, the D.C. Court issued an opinion upholding the FERC’s tax allowance policy.

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

The STB, a part of the DOT, has jurisdiction over interstate pipeline transportation and rate regulations of anhydrous ammonia. Transportation rates must be reasonable, and a pipeline carrier may not unreasonably discriminate among its shippers. If the STB finds that a carrier’s rates violate these statutory commands, it may prescribe a reasonable rate. In determining a reasonable rate, the STB will consider, among other factors, the effect of the rate on the volumes transported by that carrier, the carrier’s revenue needs and the availability of other economic transportation alternatives. The STB does not provide rate relief unless shippers lack effective competitive alternatives. If the STB determines that effective competitive alternatives are not available and we hold market power, then we may be required to show that our rates are reasonable.

Increases in natural gas and power prices could adversely affect our ability to make distributions to our unitholders.

Power costs constitute a significant portion of our operating expenses. For the year ended December 31, 2010, our power costs equaled approximately $52.1 million, or 11% of our operating expenses for the year. In addition, $17.6 million of power costs were capitalized into inventory related to our asphalt refineries, which will be expensed into cost of product sales as the inventory is sold. We use mainly electric power at our pipeline pump stations, terminals and refineries, and such electric power is furnished by various utility companies that use primarily natural gas to generate electricity. Accordingly, our power costs typically fluctuate with natural gas prices. Increases in natural gas prices may cause our power costs to increase further. If natural gas prices increase, our cash flows may be adversely affected, which could adversely affect our ability to make distributions to our unitholders.

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

NuStar GP Holdings currently indirectly owns our general partner and as of December 31, 2010, an aggregate 15.6% limited partner interest in us. Conflicts of interest may arise between NuStar GP Holdings and its affiliates, including our general partner, on the one hand, and us and our limited partners, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. In addition, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. Partnerships and limited liability companies, unless specifically exempted, are also subject to a state-level tax imposed on revenues. Imposition of any entity-level tax on us by states in which we operate will reduce the cash available for distribution to our unitholders.

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

Investment in units by tax-exempt entities, such as individual retirement accounts (known as IRAs) and non-United States persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-United States persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-United States persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

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

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our current valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the United States Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to us indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against us related to this matter, and we have not made any payments toward costs incurred by the DOJ. We are currently in settlement discussions with other potentially responsible parties and the DOJ, and a change in our estimate of this liability may occur in the near term. However, any settlement agreement that is reached must be approved by multiple parties and requires the approval of the bankruptcy court and the federal district court. We cannot currently estimate when or if a settlement will be finalized.

ERES MATTER

In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. Eres has valued its damages for the alleged breach of contract claim at approximately $78.1 million. Pursuant to a May 2010 ruling by the United States District Court for the Southern District of Texas, the NuStar Entities were found to have assumed the Charter Agreement from CARCO and to be obligated to defend and indemnify CITGO and CARCO against Eres’ claims. The Defendants were ordered to proceed with arbitration. We intend to vigorously defend against Eres’ claims in arbitration.

ENVIRONMENTAL AND SAFETY COMPLIANCE MATTERS

With respect to the environmental proceeding listed below, if it was decided against us, we believe that it would not have a material effect on our consolidated financial position. However, it is not possible to predict the ultimate outcome of any of the proceeding or whether such ultimate outcome may have a material effect on our consolidated financial position. We are reporting this proceeding to comply with Securities and Exchange Commission regulations, which require us to disclose proceedings arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings will result in monetary sanctions of $100,000 or more.

In particular, our wholly owned subsidiary, Shore Terminals LLC (Shore) owns a refined product terminal in Portland, Oregon located adjacent to the Portland Harbor. The EPA has classified portions of the Portland Harbor, including the portion adjacent to our terminal, as a federal “Superfund” site due to sediment contamination (the Portland Harbor Site). Portland Harbor is contaminated with metals (such as mercury), pesticides, herbicides, polynuclear aromatic hydrocarbons, polychlorinated byphenyls, semi-volatile organics and dioxin/furans. Shore and more than 80 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised Shore that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties), as well as for natural resource damages resulting from releases of hazardous substances to the Portland Harbor Site. We have agreed to work with more than 65 other potentially responsible parties to attempt to negotiate an agreed method of allocating costs associated with the cleanup. The precise nature and extent of any clean-up of the Portland Harbor Site, the parties to be involved, the process to be followed for any clean-up and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear to what extent, if any, we will be liable for environmental costs or damages associated with the Portland Harbor Site. It is also unclear to what extent natural resource damage claims or third party contribution or damage claims will be asserted against Shore.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the unitholders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2010.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON UNITS

Market Information, Holders and Distributions

Our common units are listed and traded on the New York Stock Exchange under the symbol “NS.” At the close of business on February 8, 2011, we had 737 holders of record of our common units. The high and low sales prices (composite transactions) by quarter for the years ended December 31, 2010 and 2009 were as follows:

	Price Range of Common Unit
	High	Low
Year 2010
4th Quarter	$71.69	$61.76
3rd Quarter	61.92	55.51
2nd Quarter	64.50	51.80
1st Quarter	60.79	51.49
Year 2009
4th Quarter	$57.34	$50.54
3rd Quarter	57.20	50.51
2nd Quarter	57.68	45.51
1st Quarter	50.88	40.45

The cash distributions applicable to each of the quarters in the years ended December 31, 2010 and 2009 were as follows:

	Record Date	Payment Date	Amount Per Unit
Year 2010
4th Quarter	February 8, 2011	February 14, 2011	$1.0750
3rd Quarter	November 1, 2010	November 5, 2010	1.0750
2nd Quarter	August 6, 2010	August 13, 2010	1.0650
1st Quarter	May 7, 2010	May 14, 2010	1.0650
Year 2009
4th Quarter	February 5, 2010	February 12, 2010	$1.0650
3rd Quarter	November 5, 2009	November 12, 2009	1.0650
2nd Quarter	August 6, 2009	August 13, 2009	1.0575
1st Quarter	May 8, 2009	May 15, 2009	1.0575

Our general partner is entitled to incentive distributions if the amount that we distribute with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Unit	Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66	75%	25%

Our general partner’s incentive distributions for the years ended December 31, 2010 and 2009 totaled $33.3 million and $28.7 million, respectively. The general partner’s share of our distributions for the years ended December 31, 2010 and 2009 was 12.7% and 12.6%, respectively, due to the impact of the incentive distributions.

ITEM 6. SELECTED FINANCIAL DATA

The following table contains selected financial data derived from our audited financial statements.

	Year Ended December 31,
	2010	2009	2008 (a)	2007	2006
	(Thousands of Dollars, Except Per Unit Data)

Statement of Income Data:
Revenues	$4,403,061	$3,855,871	$4,828,770	$1,475,014	$1,137,261
Operating income	302,557	273,316	310,073	192,599	212,899
Income from continuing operations	238,970	224,875	254,018	150,298	149,906
Income from continuing operations per unit applicable to limited partners (b)	3.19	3.47	4.22	2.73	2.82
Cash distributions per unit applicable to limited partners	4.280	4.245	4.085	3.835	3.600

	December 31,
	2010	2009	2008 (a)	2007	2006
	(Thousands of Dollars)

Balance Sheet Data:
Property, plant and equipment, net	$3,187,457	$3,028,196	$2,941,824	$2,492,086	$2,345,135
Total assets	5,386,393	4,774,673	4,459,597	3,783,087	3,494,208
Long-term debt (less current portion)	2,136,248	1,828,993	1,872,015	1,445,626	1,353,720
Partners’ equity	2,702,700	2,484,968	2,206,997	1,994,832	1,875,681

(a)	The significant increase in revenues, operating income, income from continuing operations and balance sheet data are primarily due to the acquisition of our asphalt operations in March 2008.
(b)	In 2008, the Financial Accounting Standards Board provided additional guidance regarding the application of the two-class method to calculate earnings per unit for master limited partnerships, which was effective January 1, 2009. As a result, income from continuing operations per unit applicable to limited partners for the years ended December 31, 2007 and 2006 changed from $2.74 and $2.84, respectively, previously reported.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt refining and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy L.P.,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy, to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 17.6% total interest in us as of December 31, 2010. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in six sections:

•	Overview

•	Results of Operations

•	Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies

Acquisitions

On May 21, 2010, we acquired the capital stock of Asphalt Holdings, Inc. for $53.3 million, including liabilities assumed (Asphalt Holdings Acquisition). The Asphalt Holdings Acquisition includes three storage terminals with 24 storage tanks and an aggregate capacity of approximately 1.8 million barrels located in Alabama along the Mobile River. The consolidated statements of income include the results of operations for Asphalt Holdings, Inc. commencing on May 21, 2010.

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

Storage. We own terminal and storage facilities in the United States, Canada, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Mexico providing approximately 80.4 million barrels of storage capacity.

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

Demand for certain of the products we market fluctuates seasonally. For example, demand for gasoline and asphalt is typically higher in the summer months than the winter months, whereas demand for heating oil is higher in the winter months than the summer months. Prices for these commodities generally are highest during those times of higher demand. In addition to purchasing inventory for immediate resale, we have and expect to continue to employ a strategy of purchasing inventory during times of lower demand and lower prices and storing that inventory until it can be sold at higher prices, which can cause the working capital necessary for the asphalt and fuels marketing segment to fluctuate. The absolute increase in the level of working capital, as well as the seasonal fluctuations, may require us to borrow additional amounts or utilize other sources of liquidity.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Financial Highlights

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2010	2009	Change

Statement of Income Data:
Revenues:
Service revenues	$791,314	$745,349	$45,965
Product sales	3,611,747	3,110,522	501,225

Total revenues	4,403,061	3,855,871	547,190

Costs and expenses:
Cost of product sales	3,350,429	2,883,187	467,242
Operating expenses	486,032	458,892	27,140
General and administrative expenses	110,241	94,733	15,508
Depreciation and amortization expense	153,802	145,743	8,059

Total costs and expenses	4,100,504	3,582,555	517,949

Operating income	302,557	273,316	29,241
Equity earnings from joint ventures	10,500	9,615	885
Interest expense, net	(78,280)	(79,384)	1,104
Other income, net	15,934	31,859	(15,925)

Income before income tax expense	250,711	235,406	15,305
Income tax expense	11,741	10,531	1,210

Net income	$238,970	$224,875	$14,095

Net income per unit applicable to limited partners	$3.19	$3.47	$(0.28)

Weighted average limited partner units outstanding	62,946,987	55,232,467	7,714,520

Annual Highlights

Net income increased $14.1 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to increased segment operating income, which was partially offset by an increase in general and administrative expenses and a decrease in other income.

Segment operating income increased $45.7 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, mainly due to increased operating income from our asphalt and fuels marketing segment. Operating income in our transportation and storage segments also increased compared to last year.

Segment Operating Highlights

(Thousands of Dollars, Except Barrel/Day Information)

	Year Ended December 31,
	2010	2009	Change

Storage:
Throughput (barrels/day)	669,435	667,169	2,266
Throughput revenues	$75,605	$78,353	$(2,748)
Storage lease revenues	444,233	409,219	35,014

Total revenues	519,838	487,572	32,266
Operating expenses	263,820	245,439	18,381
Depreciation and amortization expense	77,071	70,888	6,183

Segment operating income	$178,947	$171,245	$7,702

Transportation:
Refined products pipelines throughput (barrels/day)	529,946	573,778	(43,832)
Crude oil pipelines throughput (barrels/day)	371,726	351,888	19,838

Total throughput (barrels/day)	901,672	925,666	(23,994)
Throughput revenues	$316,072	$302,070	$14,002
Operating expenses	116,884	111,673	5,211
Depreciation and amortization expense	50,617	50,528	89

Segment operating income	$148,571	$139,869	$8,702

Asphalt and Fuels Marketing:
Product sales	$3,615,890	$3,110,522	$505,368
Cost of product sales	3,371,854	2,899,457	472,397

Gross margin	244,036	211,065	32,971
Operating expenses	132,918	130,973	1,945
Depreciation and amortization expense	20,257	19,463	794

Segment operating income	$90,861	$60,629	$30,232

Consolidation and Intersegment Eliminations:
Revenues	$(48,739)	$(44,293)	$(4,446)
Cost of product sales	(21,425)	(16,270)	(5,155)
Operating expenses	(27,590)	(29,193)	1,603

Total	$276	$1,170	$(894)

Consolidated Information:
Revenues	$4,403,061	$3,855,871	$547,190
Cost of product sales	3,350,429	2,883,187	467,242
Operating expenses	486,032	458,892	27,140
Depreciation and amortization expense	147,945	140,879	7,066

Segment operating income	418,655	372,913	45,742
General and administrative expenses	110,241	94,733	15,508
Other depreciation and amortization expense	5,857	4,864	993

Consolidated operating income	$302,557	$273,316	$29,241

Storage

Although throughputs increased 2,266 barrels per day, throughput revenues decreased $2.7 million for the year ended December 31, 2010, compared to the year ended December 31, 2009. Throughputs increased 11,114 barrels per day resulting in a net increase of only $0.3 million in revenues at our crude oil storage tank facilities, as these facilities have lower throughput fees per barrel. In addition, throughputs increased 7,958 barrels per day and revenues increased $1.7 million at our Amarillo and Albuquerque terminals. Throughputs at other terminals serving the McKee refinery decreased 13,888 barrels per day resulting in lower revenues of $4.1 million due to a shipper diverting throughput from our terminals.

Storage lease revenues increased $35.0 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to:

•	an increase of $18.8 million mainly at our Gulf Coast and West Coast terminals primarily due to rate escalations and new customer contracts, as well as higher throughput and related handling fees;

•	an increase of $7.1 million related to our acquisition of three terminals in Mobile County, Alabama in May 2010;

•	an increase of $5.2 million at our international terminals mainly due to rate escalations, new customer contracts and higher throughput and related handling fees; and

•	an increase of $3.9 million due to completed tank expansion projects at our Amsterdam, St. Eustatius and Texas City terminals.

Operating expenses increased $18.4 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to:

•	an increase of $10.9 million mainly related to higher salary and wage expenses resulting from increased headcount and increases in other employee benefit expenses;

•	an increase of $5.0 million related to our acquisition of three terminals in Mobile County, Alabama in May 2010;

•

an increase of $2.3 million in reimbursable expenses, primarily due to increases in tank cleaning, wharfage costs and other various projects. Reimbursable expenses are charged back to our customers and are offset by an increase in reimbursable revenues; and

•	an increase of $2.1 million related to higher environmental costs.

These increases were partially offset by a decrease of $2.5 million in maintenance expenses for the year ended December 31, 2010, compared to the year ended December 31, 2009, mainly due to tank cleanings and repairs in 2009.

Depreciation and amortization expense increased $6.2 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to the completion of various terminal upgrade and expansion projects and the Asphalt Holdings Acquisition.

Transportation

Although revenues increased, throughputs decreased for the year ended December 31, 2010, compared to the year ended December 31, 2009, on pipelines with lower tariffs, including pipelines sold in 2009.

Revenues increased $14.0 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to:

•	an increase in throughputs of 7,936 barrels per day and an increase in revenues of $10.1 million on the Ammonia Pipeline due to more favorable weather conditions compared to the prior year;

•

an increase in throughputs of 3,979 barrels per day and an increase in revenues of $9.1 million on the East Pipeline, mainly due to increased long-haul deliveries resulting in a higher average tariff and higher throughputs resulting from more favorable economic conditions compared to 2009;

•

an increase in throughputs of 14,230 barrels per day and an increase in revenues of $2.4 million on our pipelines that serve a refinery in South Texas due to the completion of a turnaround in 2009, in addition to increased crude run rates resulting from more favorable economic conditions compared to 2009; and

•

an increase of 13,687 barrels per day and an increase of $2.2 million on our pipelines serving the Ardmore refinery, which experienced operational issues in the second quarter of 2009 and was shut down in the third quarter of 2009 following a lightning strike.

Despite the increase in revenues, throughputs decreased 23,994 barrels per day for the year ended December 31, 2010, compared to the year ended December 31, 2009. This decrease in throughputs was mainly due to a decrease in throughputs of 31,421 barrels per day and a decrease in revenues of $6.9 million on the Houston pipeline mainly due to market conditions that favored exporting instead of shipping on our pipeline and a refinery project by one of our customers that limited the volumes shipped. In addition, we sold the Ardmore-Wynnewood and Trans-Texas pipelines in 2009, which resulted in decreased throughputs of 28,737 barrels per day and decreased revenues of $3.0 million in 2010, as these pipelines had lower throughput fees per barrel compared to other pipelines.

Operating expenses for this segment increased $5.2 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to lower gains in 2010 on product imbalances on the East Pipeline resulting mainly from an increase in prices.

Asphalt and Fuels Marketing

Sales and cost of product sales increased $505.4 million and $472.4 million, respectively, resulting in an increase in total gross margin of $33.0 million for the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase in total gross margin was primarily due to an increase of $17.2 million in the gross margin of our asphalt operations resulting primarily from a higher gross margin per barrel, partially offset by a decrease in sales volumes. For the year ended December 31, 2010, gross margin per barrel for our asphalt operations increased to $7.73 from $6.37 for the year ended December 31, 2009. In addition, the gross margin of our fuels marketing operations increased $15.8 million for the year ended December 31, 2010, compared to the year ended December 31, 2009. Improved gross margins from our bunker fuel sales resulting from higher gross margin per barrel and increased sales volumes at our domestic bunkering locations contributed to the improved gross margin of our fuels marketing operations. The gross margin of our fuels marketing operations also benefitted from increased volumes in certain of our fuel oil markets in 2010.

Operating expenses increased $1.9 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to new storage and power costs at asphalt terminals leased by our asphalt operations for the full year of 2010 that we leased for only a portion of 2009.

Consolidation and Intersegment Eliminations

Revenue, cost of product sales and operating expense eliminations primarily relate to storage and transportation fees charged to the asphalt and fuels marketing segment by the transportation and storage segments. In 2010, the asphalt and fuels marketing segment utilized more terminal capacity from our storage segment than in 2009, resulting in higher eliminations for revenue and cost of product sales.

General

General and administrative expenses increased $15.5 million for the year ended December 31, 2010, compared to the year ended December 31, 2009. This increase was primarily due to salary and wage expenses resulting from increased headcount and increases in other employee benefit expenses, as well as higher compensation expense associated with our long-term incentive plans.

Other income, net consisted of the following:

	Year Ended December 31,
	2010		2009
	(Thousands of Dollars)

Gain from insurance recoveries	$	13,500	$	9,382
(Loss) gain from sale or disposition of assets		(510)		21,320
Foreign exchange losses		(1,507)		(5,118)
Other		4,451		6,275

Other income, net	$	15,934	$	31,859

For the year ended December 31, 2010 and 2009, the gain from insurance recoveries resulted from insurance claims related to damage in the third quarter of 2008 primarily at our Texas City, Texas terminal caused by Hurricane Ike. For the year ended December 31, 2009, the gain from the sale or disposition of assets included a gain of $21.4 million related to the June 15, 2009 sale of the Ardmore-Wynnewood pipeline in Oklahoma and the Trans-Texas pipeline.

Income tax expense increased $1.2 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to increased expense resulting from higher taxable income, partially offset by the reversal of a deferred tax asset valuation allowance. The receipt of $13.5 million in insurance proceeds related to Hurricane Ike and the Asphalt Holdings Acquisition caused us to reevaluate the recorded valuation allowance related to certain net operating loss carryforwards previously expected to expire unused.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Financial Highlights

(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2009		2008		Change
Statement of Income Data:
Revenues:
Service revenues	$	745,349	$	740,630	$	4,719
Product sales		3,110,522		4,088,140		(977,618)

Total revenues		3,855,871		4,828,770		(972,899)

Costs and expenses:
Cost of product sales		2,883,187		3,864,310		(981,123)
Operating expenses		458,892		442,248		16,644
General and administrative expenses		94,733		76,430		18,303
Depreciation and amortization expense		145,743		135,709		10,034

Total costs and expenses		3,582,555		4,518,697		(936,142)

Operating income		273,316		310,073		(36,757)
Equity earnings from joint ventures		9,615		8,030		1,585
Interest expense, net		(79,384)		(90,818)		11,434
Other income, net		31,859		37,739		(5,880)

Income before income tax expense		235,406		265,024		(29,618)
Income tax expense		10,531		11,006		(475)

Net income	$	224,875	$	254,018	$	(29,143)

Net income per unit applicable to limited partners	$	3.47	$	4.22	$	(0.75)

Weighted average limited partner units outstanding		55,232,467		53,182,741		2,049,726

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

Segment Operating Highlights

(Thousands of Dollars, Except Barrel/Day Information)

	Year Ended December 31,
	2009		2008		Change

Storage:
Throughput (barrels/day)		667,169		742,599		(75,430)
Throughput revenues	$	78,353	$	90,918	$	(12,565)
Storage lease revenues		409,219		363,171		46,048

Total revenues		487,572		454,089		33,483
Operating expenses		245,439		246,304		(865)
Depreciation and amortization expense		70,888		66,706		4,182

Segment operating income	$	171,245	$	141,079	$	30,166

Transportation:
Refined products pipelines throughput (barrels/day)		573,778		673,687		(99,909)
Crude oil pipelines throughput (barrels/day)		351,888		392,110		(40,222)

Total throughput (barrels/day)		925,666		1,065,797		(140,131)
Throughput revenues	$	302,070	$	317,778	$	(15,708)
Operating expenses		111,673		131,943		(20,270)
Depreciation and amortization expense		50,528		50,749		(221)

Segment operating income	$	139,869	$	135,086	$	4,783

Asphalt and Fuels Marketing:
Product sales	$	3,110,522	$	4,088,169	$	(977,647)
Cost of product sales		2,899,457		3,880,796		(981,339)
Operating expenses		130,973		80,133		50,840
Depreciation and amortization expense		19,463		14,734		4,729

Segment operating income	$	60,629	$	112,506	$	(51,877)

Consolidation and Intersegment Eliminations:
Revenues	$	(44,293)	$	(31,266)	$	(13,027)
Cost of product sales		(16,270)		(16,486)		216
Operating expenses		(29,193)		(16,132)		(13,061)

Total	$	1,170	$	1,352	$	(182)

Consolidated Information:
Revenues	$	3,855,871	$	4,828,770	$	(972,899)
Cost of product sales		2,883,187		3,864,310		(981,123)
Operating expenses		458,892		442,248		16,644
Depreciation and amortization expense		140,879		132,189		8,690

Segment operating income		372,913		390,023		(17,110)
General and administrative expenses		94,733		76,430		18,303
Other depreciation and amortization expense		4,864		3,520		1,344

Consolidated operating income	$	273,316	$	310,073	$	(36,757)

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

Other income, net consisted of the following:

	Year Ended December 31,
	2009		2008
	(Thousands of Dollars)

Gain from sale or disposition of assets	$	21,320	$	26,456
Gain from insurance recoveries		9,382		3,504
Foreign exchange (losses) gains		(5,118)		5,888
Other		6,275		1,891

Other income, net	$	31,859	$	37,739

See Note 18 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data” for further information regarding the other components of other income.

OUTLOOK

Overall, we expect our operating income for 2011 to be higher than 2010 due mainly to increases in our storage segment. Our outlook could change depending on, among other things, the pace of the economic recovery, refinery maintenance schedules, and other factors that affect overall demand for the products we store, transport and sell as well as changes in commodity prices for the products we market.

Storage Segment

For 2011, we expect our earnings for the storage segment to increase compared to 2010. We expect to benefit from a full year’s contribution of terminal expansion projects completed in 2010 and from new internal growth projects, a portion of which should be completed in 2011. In addition, we expect to benefit from our Turkey terminal acquisition, which closed in February of 2011.

Transportation Segment

We expect the transportation segment earnings for 2011 to be lower than 2010. Throughputs for 2011 are forecasted to decrease compared to 2010 mainly due to planned turnaround activity at refineries served by our pipelines. However, the tariffs on our pipelines regulated by the FERC, which adjust annually based upon changes in the producer price index, should increase effective July 1, 2011, when the adjustment takes effect. In addition, we expect to benefit in 2011 from the completion of a pipeline expansion project that will serve Eagle Ford Shale production.

Asphalt and Fuels Marketing Segment

We expect the asphalt and fuels marketing segment results to increase for the full year 2011 compared to 2010. Our fuels marketing operations should benefit from a full year of heavy fuel and bunker fuel sales in new markets we entered into in 2010. Also, we expect the full year results from our asphalt operations to be slightly better than 2010 due to increases in both public and private demand driven by an improving economy. Our outlook could change if the prices of crude oil and the products produced by our asphalt operations fluctuate in response to factors such as changes in supply, demand, seasonality, market uncertainties and other factors.

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

Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended December 31,
	2010		2009		2008
		(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$	362,500	$	180,582	$	485,181
Investing activities		(300,215)		(167,705)		(956,517)
Financing activities		56,266		(2,672)		440,063
Effect of foreign exchange rate changes on cash		564		6,426		(13,190)

Net increase (decrease) in cash and cash equivalents	$	119,115	$	16,631	$	(44,463)

Net cash provided by operating activities for the year ended December 31, 2010 was $362.5 million, compared to $180.6 million for the year ended December 31, 2009, primarily due to higher investments in working capital in 2009. Working capital increased by $6.9 million in 2010, compared to $142.9 million in 2009. Within working capital, our inventory balances increased by $26.6 million in 2010 compared to an increase of $157.4 million in 2009. Net cash provided by operating activities also increased due to higher net income for the year ended December 31, 2010, compared to the year ended December 31, 2009. Net income for the year ended December 31, 2009 included the non-cash gain on the sale of the Ardmore-Wynnewood and Trans-Texas pipelines.

For the year ended December 31, 2010, net cash provided by operating activities was used to fund distributions to unitholders and the general partner in the aggregate amount of $305.2 million and reliability capital expenditures. The net proceeds of $245.2 million from our issuance of common units and the net proceeds of $445.4 million from the issuance of senior notes were used to reduce outstanding borrowings under our revolving credit agreement, fund the Asphalt Holdings Acquisition and fund our strategic capital expenditures. The capital expenditures were primarily related to projects at our St. Eustatius, St. James and Texas City terminals and our corporate office. Cash flows from investing activities also include insurance proceeds of $13.5 million related to damages caused by Hurricane Ike in the third quarter of 2008 primarily at our Texas City terminal.

For the year ended December 31, 2009, we generated cash from operations of $180.6 million compared to $485.2 million in the prior year. The decline resulted primarily from lower net income of $224.9 million in 2009 compared to $254.0 million in 2008 and higher investments in working capital in 2009 compared to 2008. In 2009, we increased our working capital by $142.9 million compared to a decrease of $133.0 million in 2008. Within working capital, our inventory balances increased by $157.4 million in 2009 compared to a decrease of $192.2 million in 2008. Because of our significant investment in working capital and lower earnings in 2009, our cash generated from operations did not exceed our cash requirements for reliability capital expenditures and distributions. As a result, we utilized borrowings under our revolving credit agreement as well as the proceeds from our equity offering to fund that shortfall and our strategic capital expenditures. Additionally, we received $41.1 million from the sale of assets and insurance proceeds, which is included in cash flows from investing activities.

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

2007 Revolving Credit Agreement

NuStar Logistics is party to a $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement). We had $724.9 million available for borrowing under the 2007 Revolving Credit Agreement as of December 31, 2010. The 2007 Revolving Credit Agreement requires that we maintain certain financial ratios and includes other restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exist or would result from the distribution. The 2007 Revolving Credit Agreement requires us to maintain, as of the end of each four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2007 Revolving Credit Agreement) not to exceed 5.00-to-1.00, which may restrict the amount we can borrow without exceeding the maximum allowed limit to an amount less than the total amount available for borrowing. As of December 31, 2010, the consolidated debt coverage ratio was 4.6x.

The 2007 Revolving Credit Agreement matures in December 2012, and we do not have any other significant debt maturing until 2012.

2010 Gulf Opportunity Zone Revenue Bonds

In 2008 and 2010, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued Revenue Bonds (NuStar Logistics, L.P. Project) Series 2008, Series 2010, Series 2010A and Series 2010B associated with our St. James terminal expansion pursuant to the Gulf Opportunity Zone Act of 2005. The interest rate on these bonds is based on a weekly tax-exempt bond market interest rate, and interest is paid monthly. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansion. The amount remaining in trust is included in “Other long-term assets, net,” and the amount of bonds issued is included in “Long-term debt, less current portion” in our consolidated balance sheets.

NuStar Logistics is solely obligated to service the principal and interest payments associated with the bonds. Certain lenders under our 2007 Revolving Credit Agreement issued letters of credit on our behalf to guarantee the payment of interest and principal on the bonds. These letters of credit rank equally with existing senior unsecured indebtedness of NuStar Logistics.

The following table summarizes Gulf Opportunity Zone Revenue Bonds outstanding as of December 31, 2010:

Date Issued	Maturity Date	Amount Outstanding		Amount of Letter of Credit		Amount Received from Trustee		Amount Remaining in Trust		Average Annual Interest Rate
		(Thousands of Dollars)

June 26, 2008	June 1, 2038	$	55,440	$	56,169	$	55,440	$	-	0.3%
July 15, 2010	July 1, 2040		100,000		101,315		28,218		71,782	0.3%
October 7, 2010	October 1, 2040		50,000		50,658		581		49,419	0.3%
December 29, 2010	December 1, 2040		85,000		86,118		835		84,165	0.4%

	Total	$	290,440	$	294,260	$	85,074	$	205,366

Shelf Registration Statement

On May 13, 2010, the Securities and Exchange Commission declared effective our shelf registration statement on Form S-3, which permits us to offer and sell various types of securities, including NuStar Energy common units and debt securities of NuStar Logistics and NuPOP (the 2010 Shelf Registration Statement). We filed the 2010 Shelf Registration Statement to replace our three-year shelf registration statement, which was effective May 18, 2007.

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

NuStar Logistics’ 4.80% Senior Notes

On August 12, 2010, NuStar Logistics issued $450.0 million of 4.80% senior notes under our 2010 Shelf Registration Statement for net proceeds of $445.4 million. The net proceeds were used to reduce outstanding borrowings under our 2007 Revolving Credit Agreement. The interest on the 4.80% senior notes is payable semi-annually in arrears on March 1 and September 1 of each year beginning on March 1, 2011. The notes will mature on September 1, 2020.

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

During the year ended December 31, 2010, our reliability capital expenditures totaled $54.0 million, including $50.6 million primarily related to maintenance upgrade projects at our terminals and refineries. Strategic capital expenditures for the year ended December 31, 2010 totaled $219.3 million and were primarily related to projects at our St. Eustatius, St. James and Texas City terminals and our corporate office.

For 2011, we expect to incur approximately $380.0 to $405.0 million of capital expenditures, including approximately $50.0 to $55.0 million for reliability capital projects and $330.0 to $350.0 million for strategic capital expenditures. We continue to evaluate our capital budget and make changes as economic conditions warrant. Depending upon current economic conditions, our actual capital expenditures for 2011 may exceed or be lower than the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2011, and our internal growth projects can be accelerated or scaled back depending on the capital markets.

Working Capital Requirements

The operations of the asphalt and fuels marketing segment require us to invest substantial amounts in working capital. Our inventory balances can vary significantly due to production levels, demand for our products and the cost of crude oil. Within our asphalt operations, we typically employ a winterfill strategy that involves manufacturing and purchasing inventory at times when demand and prices are seasonally lower, and storing that inventory until it can be sold at higher prices. Our refined product inventory volumes may also fluctuate as a result of our strategy to take advantage of contango markets, which occur when future prices for products exceed current prices. At times when the market is in contango, we purchase inventory at low prices and store it until we can sell it at higher prices, which may require that we store inventory over an extended period of time.

In 2010, the amount of inventory increased slightly. Increases in inventory resulted from the expansion of our bunkering operations, increases in the price of crude oil and the timing of crude oil shipments. We sold a substantial amount of inventory acquired in 2009 as part of a contango strategy, which partially offset those increases.

In 2009, our inventory balances increased by $156.2 million due to higher volumes and higher average prices. Crude oil volumes increased substantially at December 31, 2009 over December 31, 2008 due to lower production in 2009. Additionally, the average cost of our crude oil inventory was significantly higher at December 31, 2009 compared to December 31, 2008 due to the collapse in crude oil prices in the fourth quarter of 2008.

Higher inventory balances would typically also result in higher amounts of accounts payable, offsetting the impact to working capital. However, with respect to our contango and asphalt winterfill strategies, which often involve storing inventory for an extended period, we typically pay for the inventory prior to selling it. Due to the potential for this discrepancy in timing between paying for and selling our inventory, increases in our accounts payable will not always offset increases in our inventory balances within our working capital. As a result, the volume of inventory we maintain and the average cost of those inventories associated with our contango and asphalt winterfill strategies can significantly affect our working capital balance.

In 2008, we acquired the East Coast Asphalt Operations, which included approximately $327.3 million allocated to inventories included in the purchase. The purchase of the inventories included with the East Coast Asphalt Operations was considered part of the acquisition price and recorded in the Statement of Cash Flows as an investing activity. Therefore, our cash flows from operations in 2008 reflect a reduction in inventories despite the fact that our inventory balance at December 31, 2008 increased compared to December 31, 2007.

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

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

	Year Ended December 31,
	2010		2009		2008
	(Thousands of Dollars, Except Per Unit Data)

General partner interest	$	6,227	$	5,430	$	5,058
General partner incentive distribution		33,304		28,712		25,294

Total general partner distribution		39,531		34,142		30,352
Limited partners’ distribution		271,847		237,308		222,470

Total cash distributions	$	311,378	$	271,450	$	252,822

Cash distributions per unit applicable to limited partners	$	4.280	$	4.245	$	4.085

Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter.

In January 2011, we declared a quarterly cash distribution of $1.075 that was paid on February 14, 2011 to unitholders of record on February 8, 2011. This distribution related to the fourth quarter of 2010 and totaled $79.6 million, of which $10.2 million represented our general partner’s interest and incentive distribution.

Long-Term Debt Obligations

We are a party to the following long-term debt agreements:

•	the 2007 Revolving Credit Agreement due December 10, 2012, with a balance of $188.3 million as of December 31, 2010;

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

•

the $55.4 million revenue bonds due June 1, 2038, the $100.0 million revenue bonds due July 1, 2040, the $50.0 million revenue bonds due October 1, 2040 and the $85.0 million revenue bonds due December 1, 2040 associated with the St. James terminal expansion;

•	the £21 million term loan due December 11, 2012 (UK Term Loan); and

•

the $12.0 million note payable in annual installments through December 31, 2015 to the Port of Corpus Christi Authority of Nueces County, Texas, with a balance of $1.8 million as of December 31, 2010, associated with the construction of a crude oil storage facility in Corpus Christi, Texas (Port Authority of Corpus Christi Note Payable).

Management believes that, as of December 31, 2010, we are in compliance with all ratios and covenants of both the 2007 Revolving Credit Agreement and the UK Term Loan, which has substantially the same covenants as the 2007 Revolving Credit Agreement. Our other long-term debt obligations do not contain any financial covenants that are different than those contained in the 2007 Revolving Credit Agreement. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments. Please refer to Note 11 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of our long-term debt agreements.

Credit Ratings

The following table reflects the outlook and ratings that have been assigned to the debt of our wholly owned subsidiaries as of December 31, 2010:

	Standard & Poor’s	Moody’s Investor Service	Fitch

Outlook	Stable	Stable	Stable
Ratings	BBB-	Baa3	BBB-

Interest Rate Swaps

We are a party to interest rate swap agreements to manage our exposure to changes in interest rates. We have fixed-to-floating interest rate swap agreements that have an aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, we will receive a fixed rate (6.875% and 6.05% for the $60.0 million and $107.5 million of interest rate swap agreements, respectively) and will pay a variable rate based on six month USD LIBOR plus a percentage that varies with each agreement. In September and October 2010, we entered into fixed-to-floating interest rate swap agreements with an aggregate notional amount of $450.0 million related to the 4.80% senior notes issued on August 12, 2010. Under the terms of these interest rate swap agreements, we will receive a fixed 4.80% and will pay a variable rate based on six month USD LIBOR plus a percentage that varies with each agreement.

In August and September 2010, we also entered into forward-starting interest rate swap agreements with an aggregate notional amount of $500.0 million related to forecasted probable debt issuances in 2012 and 2013. Under the terms of the swaps, we will pay a fixed rate and receive a rate based on three month USD LIBOR. We entered into the swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt.

The following table summarizes information about our forward-starting swaps:

Notional Amount	Period of Hedge	Weighted- Average Fixed Rate	Fair Value
(Thousands of Dollars)			(Thousands of Dollars)

$ 125,000	03/13 – 03/23	3.5%	$8,717
150,000	06/13 – 06/23	3.5%	11,243
225,000	02/12 – 02/22	3.1%	15,040
$ 500,000		3.3%	$35,000

Please refer to Note 2 and Note 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion on our interest rate swaps.

Long-Term Contractual Obligations

The following table presents our long-term contractual obligations and commitments and the related payments due, in total and by period, as of December 31, 2010:

	Payments Due by Period
	2011	2012	2013	2014	2015	There- after	Total
	(Thousands of Dollars)

Long-term debt maturities	$832	$571,969	$479,986	$-	$-	$1,090,440	$2,143,227
Interest payments	109,478	98,353	63,798	49,246	49,246	196,157	566,278
Operating leases	78,023	61,812	56,313	48,225	46,437	148,053	438,863
Purchase obligations:
Crude oil	2,260,432	2,541,480	2,541,480	2,541,480	565,108	-	10,449,980
Other purchase obligations	19,446	3,341	1,950	743	-	-	25,480

Long-term debt maturities in the table represent our scheduled future maturities of long-term debt principal for the periods indicated. The interest payments calculated for our variable-rate debt are based on the outstanding borrowings as of December 31, 2010 and the weighted-average interest rate paid for the year ended December 31, 2010. The interest payments on our fixed-rate debt are based on the stated interest rates, the outstanding balances as of December 31, 2010 and interest payment dates.

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

Our crude oil purchase obligations result mainly from a crude supply agreement (CSA) we entered into simultaneously with the acquisition of the East Coast Asphalt Operations. Under the CSA, we committed to purchase an annual average of 75,000 barrels per day of crude oil over a minimum seven-year period from an affiliate of Petróleos de Venezuela S. A. (PDVSA), the national oil company of Venezuela. Our crude oil purchase obligations also include a crude purchase/sale agreement with Statoil Brasil Oleo E Gas Limitada that we entered into on November 17, 2010. Under this agreement, we committed to purchase an average of 10,000 barrels per day of crude oil over a three-year period beginning when we are able to process the crude oil at our Paulsboro refinery. For purposes of the table above, we used January 1, 2012 as the start date for this agreement. The value of these two crude oil purchase obligations fluctuates according to a market-based pricing formula using published market indices, subject to adjustment based on the price of Mexican Maya crude. We estimated the value of the crude oil purchase obligations based on market prices as of December 31, 2010.

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

The balance of and changes in our accruals for environmental matters as of and for the years ended December 31, 2010 and 2009 are included in Note 12 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data.” We believe that we have adequately accrued for our environmental exposures.

Contingencies

We are subject to certain loss contingencies, the outcomes of which could have an adverse effect on our cash flows and results of operations, as further disclosed in Note 13 of the Notes to Consolidated Financial Statements.

RELATED PARTY TRANSACTIONS

Our operations are managed by the general partner of our general partner, NuStar GP, LLC. The employees of NuStar GP, LLC perform services for our U.S. operations. We reimburse NuStar GP, LLC for all costs related to its employees, other than costs associated with NuStar GP Holdings under the services agreement described below and in Note 16 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.” We had a payable of $10.3 million and $10.6 million, as of December 31, 2010 and 2009, respectively, with both amounts representing payroll, employee benefit plan expenses and unit-based compensation. We also had a long-term payable as of December 31, 2010 and 2009 of $10.1 million and $7.7 million, respectively, to NuStar GP, LLC related to amounts payable for retiree medical benefits and other post-employment benefits.

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC:

	Year Ended December 31,
	2010	2009	2008
	(Thousands of Dollars)
Operating expenses	$137,634	$124,827	$115,291
General and administrative expenses	71,554	58,878	44,988

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

We also have legal obligations in the form of leases and right-of-way agreements, which require us to remove certain of our assets upon termination of the agreement. However, these lease or right-of-way agreements generally contain automatic renewal provisions that extend our rights indefinitely or we have other legal means available to extend our rights. We have recorded a liability of approximately $0.6 million as of December 31, 2010 and 2009, which is included in “Other long-term liabilities” in our consolidated balance sheets, for conditional asset retirement obligations related to the retirement of terminal assets with lease and right-of-way agreements.

Environmental Liabilities

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

Interest Rate Risk

We manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, we utilize fixed-to-floating interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt. We also enter into forward-starting interest rate swap agreements to lock in the rate on the interest payments related to forecasted debt issuances. Borrowings under the 2007 Revolving Credit Agreement and the Gulf Opportunity Zone Revenue Bonds expose us to increases in the underlying interest rates.

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

	December 31, 2010
	Expected Maturity Dates						Total	Fair Value
	2011	2012	2013	2014	2015	There- after
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$832	$383,687	$479,986	$-	$-	$800,000	$1,664,505	$1,775,842
Weighted-average interest rate	8.0%	7.4%	6.0%	-	-	6.0%	6.3%
Variable rate	$-	$188,282	$-	$-	$-	$290,440	$478,722	$473,348
Weighted-average interest rate	-	1.0%	-	-	-	0.3%	0.6%

Interest Rate Swaps Fixed–to-Floating:
Notional amount	$-	$60,000	$107,500	$-	$-	$450,000	$617,500	$(18,821)
Weighted-average pay rate	2.5%	3.3%	4.3%	5.3%	6.1%	6.8%	5.4%
Weighted-average receive rate	5.2%	5.2%	5.0%	4.8%	4.8%	4.8%	4.9%

	December 31, 2009
	Expected Maturity Dates						Total	Fair Value
	2010	2011	2012	2013	2014	There- after
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$770	$832	$384,816	$480,902	$67	$350,000	$1,217,387	$1,306,301
Weighted-average interest rate	8.0%	8.0%	7.4%	6.0%	8.0%	7.7%	6.9%
Variable rate	$-	$-	$525,126	$-	$-	$56,200	$581,326	$551,072
Weighted-average interest rate	-	-	1.0%	-	-	0.2%	0.9%

Interest Rate Swaps Fixed–to-Floating:
Notional amount	$-	$-	$60,000	$107,500	$-	$-	$167,500	$8,623
Weighted-average pay rate	3.4%	4.8%	5.8%	5.6%	-	-	4.3%
Weighted-average receive rate	6.3%	6.3%	6.3%	6.1%	-	-	6.3%

In August and September 2010, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $500.0 million. The following table presents information regarding our forward-starting interest rate swaps as of December 31, 2010:

Notional Amount	Period of Hedge	Weighted- Average Fixed Rate	Fair Value
(Thousands of Dollars)			(Thousands of Dollars)

$ 125,000	03/13 – 03/23	3.5%	$8,717
150,000	06/13 – 06/23	3.5%	11,243
225,000	02/12 – 02/22	3.1%	15,040
$ 500,000		3.3%	$35,000

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

The commodity contracts disclosed below represent only those contracts exposed to commodity price risk at the end of the period. Please refer to Note 15 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data” for the volume and related fair value of all commodity contracts.

	December 31, 2010
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(crude oil and refined products)	436	N/A	$96.00	$(1,015)
Swaps – long:
(refined products)	380	$76.05	N/A	$(557)
Swaps – short:
(refined products)	823	N/A	$74.53	$(2,541)
Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	278	$93.80	N/A	$802
Futures – short:
(crude oil and refined products)	936	N/A	$100.74	$(2,102)
Swaps – long:
(refined products)	385	$76.27	N/A	$1,684
Swaps – short:
(refined products)	157	N/A	$73.22	$(698)
Forward purchase contracts:
(crude oil)	4,680	$85.81	N/A	$38,434
Forward sales contracts:
(crude oil)	4,680	N/A	$86.48	$(38,989)

Total fair value of open positions exposed to commodity price risk				$(4,982)

	December 31, 2009
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(refined products)	1,184	N/A	$79.89	$(9,528)

Cash Flow Hedges:
Futures – short:
(refined products)	230	N/A	$94.13	$(240)

Economic Hedges:
Futures – long:
(crude oil and refined products)	454	$81.46	N/A	$2,327
Futures – short:
(crude oil and refined products)	745	N/A	$72.90	$(10,692)
Swaps – long:
(crude oil and refined products)	200	$70.34	N/A	$398
Swaps – short:
(crude oil and refined products)	600	N/A	$70.16	$(1,316)

Total fair value of open positions exposed to commodity price risk				$(19,051)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of NuStar Energy L.P’s internal control over financial reporting as of December 31, 2010. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K. KPMG LLP’s attestation on the effectiveness of our internal control over financial reporting appears on page 63.

Report of Independent Registered Public Accounting Firm

The Board of Directors of NuStar GP, LLC

and Unitholders of NuStar Energy L.P.:

We have audited the accompanying consolidated balance sheets of NuStar Energy L.P. (a Delaware limited partnership) and subsidiaries (the Partnership) as of December 31, 2010 and 2009, and the related consolidated statements of income, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuStar Energy L.P. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuStar Energy L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP

San Antonio, Texas

February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors of NuStar GP, LLC

and Unitholders of NuStar Energy L.P.:

We have audited NuStar Energy L.P. (a Delaware limited partnership) and subsidiaries’ (the Partnership’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, NuStar Energy L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuStar Energy L.P. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, Texas

February 25, 2011

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, Except Unit Data)

	December 31,
	2010		2009
Assets
Current assets:
Cash and cash equivalents	$	181,121	$	62,006
Accounts receivable, net of allowance for doubtful accounts of $1,457 and $1,351 as of December 31, 2010 and 2009, respectively		302,053		211,797
Inventories		413,537		387,794
Other current assets		42,796		73,122

Total current assets		939,507		734,719

Property, plant and equipment, at cost		4,021,319		3,721,904
Accumulated depreciation and amortization		(833,862)		(693,708)

Property, plant and equipment, net		3,187,457		3,028,196
Intangible assets, net		43,033		44,127
Goodwill		813,270		807,742
Investment in joint venture		69,603		68,728
Deferred income tax asset		8,138		13,893
Other long-term assets, net		325,385		77,268

Total assets	$	5,386,393	$	4,774,673

Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$	832	$	770
Accounts payable		282,382		205,605
Payable to related party		10,345		10,639
Notes payable		0		20,000
Accrued interest payable		29,706		21,529
Accrued liabilities		57,953		64,651
Taxes other than income tax		10,718		15,534
Income tax payable		1,293		26

Total current liabilities		393,229		338,754

Long-term debt, less current portion		2,136,248		1,828,993
Long-term payable to related party		10,088		7,663
Deferred income tax liability		29,565		26,909
Other long-term liabilities		114,563		87,386
Commitments and contingencies (Note 13)

Partners’ equity:
Limited partners (64,610,549 and 60,210,549 common units outstanding as of December 31, 2010 and 2009, respectively)		2,598,873		2,423,689
General partner		57,327		53,469
Accumulated other comprehensive income		46,500		7,810

Total partners’ equity		2,702,700		2,484,968

Total liabilities and partners’ equity	$	5,386,393	$	4,774,673

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, Except Unit and Per Unit Data)

			Year Ended December 31,
			2010		2009		2008
Revenues:
Services revenues	$		791,314	$	745,349	$	740,630
Product sales			3,611,747		3,110,522		4,088,140

Total revenues			4,403,061		3,855,871		4,828,770

Costs and expenses:
Cost of product sales			3,350,429		2,883,187		3,864,310
Operating expenses:
Third parties			348,398		334,065		326,957
Related party			137,634		124,827		115,291

Total operating expenses			486,032		458,892		442,248
General and administrative expenses:
Third parties			38,687		35,855		31,442
Related party			71,554		58,878		44,988

Total general and administrative expenses			110,241		94,733		76,430
Depreciation and amortization expense			153,802		145,743		135,709

Total costs and expenses			4,100,504		3,582,555		4,518,697

Operating income			302,557		273,316		310,073
Equity in earnings of joint venture			10,500		9,615		8,030
Interest expense, net			(78,280)		(79,384)		(90,818)
Other income, net			15,934		31,859		37,739

Income before income tax expense			250,711		235,406		265,024
Income tax expense			11,741		10,531		11,006

Net income		$	238,970	$	224,875	$	254,018

Net income per unit applicable to limited partners (Note 20)		$	3.19	$	3.47	$	4.22

Weighted average limited partner units outstanding			62,946,987		55,232,467		53,182,741

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

		Year Ended December 31,
		2010		2009		2008
Cash Flows from Operating Activities:
Net income	$	238,970	$	224,875	$	254,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense		153,802		145,743		135,709
Amortization of debt related items		(7,767)		(7,122)		(6,447)
Gain on sale or disposition of assets, including insurance recoveries		(12,990)		(30,704)		(26,456)
Deferred income tax (benefit) expense		(1,733)		(2,037)		37
Equity in earnings of joint ventures		(10,500)		(9,615)		(8,030)
Distributions of equity in earnings of joint ventures		9,625		9,700		2,835
Changes in current assets and current liabilities (Note 21)		(6,867)		(142,898)		133,017
Other, net		(40)		(7,360)		498

Net cash provided by operating activities		362,500		180,582		485,181

Cash Flows from Investing Activities:
Reliability capital expenditures		(50,562)		(44,951)		(55,669)
Strategic capital expenditures		(219,268)		(163,605)		(146,474)
East Coast Asphalt Operations acquisition		0		0		(803,184)
Other acquisitions		(43,026)		0		(7,027)
Investment in other long-term assets		(3,469)		(211)		0
Proceeds from sale or disposition of assets		2,610		29,680		50,813
Proceeds from insurance recoveries		13,500		11,382		5,000
Other, net		0		0		24

Net cash used in investing activities		(300,215)		(167,705)		(956,517)

Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings		899,365		1,159,436		2,108,775
Proceeds from short-term debt borrowings		177,041		448,752		746,800
Proceeds from senior note offering, net of issuance costs		445,431		0		346,224
Long-term debt repayments		(1,204,313)		(1,190,247)		(2,025,784)
Short-term debt repayments		(197,041)		(450,872)		(736,037)
Proceeds from issuance of common units, net of issuance costs		240,148		288,761		236,215
Contributions from general partner		5,078		6,155		5,025
Distributions to unitholders and general partner		(305,154)		(263,896)		(241,940)
(Decrease) increase in cash book overdrafts		(4,289)		(761)		945
Other, net		0		0		(160)

Net cash provided by (used in) financing activities		56,266		(2,672)		440,063

Effect of foreign exchange rate changes on cash		564		6,426		(13,190)

Net increase (decrease) in cash and cash equivalents		119,115		16,631		(44,463)
Cash and cash equivalents as of the beginning of year		62,006		45,375		89,838

Cash and cash equivalents as of the end of year	$	181,121	$	62,006	$	45,375

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2010, 2009 and 2008

(Thousands of Dollars, Except Unit Data)

							Accumulated
							Other		Total
	Limited Partners				General		Comprehensive		Partners’
	Units		Amount		Partner		Income (Loss)		Equity

Balance as of January 1, 2008	49,409,749	$	1,926,126	$	41,819	$	26,887	$	1,994,832

Net income	0		224,668		29,350		0		254,018
Other comprehensive loss:
Foreign currency translation	0		0		0		(41,153)		(41,153)

Total comprehensive income (loss)	0		224,668		29,350		(41,153)		212,865

Cash distributions to partners	0		(213,547)		(28,393)		0		(241,940)
Issuance of common units in April 2008 and related contribution from general partner	5,050,800		236,215		5,025		0		241,240

Balance as of December 31, 2008	54,460,549		2,173,462		47,801		(14,266)		2,206,997

Net income	0		192,239		32,636		0		224,875
Other comprehensive income (loss):
Foreign currency translation	0		0		0		22,316		22,316
Unrealized loss on cash flow hedges	0		0		0		(240)		(240)

Total comprehensive income	0		192,239		32,636		22,076		246,951

Cash distributions to partners	0		(230,773)		(33,123)		0		(263,896)
Issuance of common units in November 2009 and related contribution from general partner	5,750,000		288,761		6,155		0		294,916

Balance as of December 31, 2009	60,210,549		2,423,689		53,469		7,810		2,484,968

Net income	0		201,553		37,417		0		238,970
Other comprehensive income (loss):
Foreign currency translation	0		0		0		3,450		3,450
Net unrealized gain on cash flow hedges	0		0		0		33,560		33,560
Net loss reclassified into income on cash flow hedges	0		0		0		1,680		1,680

Total comprehensive income	0		201,553		37,417		38,690		277,660

Cash distributions to partners	0		(266,517)		(38,637)		0		(305,154)
Issuance of common units in May 2010 and related contribution from general partner	4,400,000		240,148		5,078		0		245,226

Balance as of December 31, 2010	64,610,549	$	2,598,873	$	57,327	$	46,500	$	2,702,700

See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008

1. ORGANIZATION AND OPERATIONS

Organization

NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy L.P.,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 17.6% total interest in us as of December 31, 2010.

Operations

We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: storage, transportation, and asphalt and fuels marketing.

Storage. We own terminal and storage facilities in the United States, the Netherlands, including St. Eustatius in the Caribbean, Canada, the United Kingdom and Mexico providing approximately 80.4 million barrels of storage capacity. Our terminals provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including crude oil and other feedstocks.

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

Asphalt and Fuels Marketing. Our asphalt and fuels marketing segment includes our asphalt refining operations and our fuels marketing operations. We refine crude oil to produce asphalt and certain other refined products from our asphalt operations. Our asphalt operations include two asphalt refineries with a combined throughput capacity of 104,000 barrels per day and related terminal facilities providing storage capacity of 5.0 million barrels. Additionally, as part of our fuels marketing operations, we purchase crude oil, gasoline and other refined petroleum products for resale. The activities of the asphalt and fuels marketing segment expose us to the risk of fluctuations in commodity prices, which has a direct impact on the results of operations for the asphalt and fuels marketing segment. We enter into derivative contracts to mitigate the effect of commodity price fluctuations.

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

Inventories

Inventories consist of crude oil, refined petroleum products, and material and supplies. Inventories, except those associated with a qualifying fair value hedge, are valued at the lower of cost or market. Cost is determined using the weighted-average cost method. Our inventory, other than materials and supplies, consists of one end-product category, petroleum products, which we include in the asphalt and fuels marketing segment. Accordingly, we determine lower of cost or market adjustments on an aggregate basis. Inventories associated with qualifying fair value hedges are valued at current market prices. Materials and supplies are valued at the lower of average cost or market.

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

Goodwill and Intangible Assets

Goodwill acquired in a business combination is not amortized and is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. We use October 1 as our annual valuation date for the impairment test. Based on the results of the impairment tests performed as of October 1, 2010, 2009 and 2008, no impairment had occurred.

Intangible assets are recorded at cost and are assets that lack physical substance (excluding financial assets). Intangible assets with finite useful lives are amortized on a straight-line basis over five to 47 years.

Investment in Joint Venture

We account for our investment in the joint venture using the equity method of accounting.

ST Linden Terminals, LLC. The 44-acre facility provides deep-water terminalling capabilities at New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. As part of our acquisition of Kaneb Services LLC (KSL) and Kaneb Pipe Line Partners, L.P. (KPP, and, together with KSL, Kaneb) on July 1, 2005 (the Kaneb Acquisition), we acquired an investment in ST Linden Terminals, LLC (Linden). Linden is owned 50% by the Partnership and 50% by NIC Holding Corp. In connection with the Kaneb Acquisition, we recorded our investment in

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Linden at fair value, which exceeded our 50% share of its members’ equity. This excess totaled $43.6 million and $43.9 million as of December 31, 2010 and 2009, respectively, of which $8.0 million is being amortized into expense over the average life of the assets held by Linden, or 25 years. The remaining balance not amortized represents goodwill of Linden.

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

Other Long-Term Assets

“Other long-term assets, net” primarily include the following:

•

funds deposited with a trustee related to revenue bonds issued by the Parish of St. James associated with our St. James terminal expansion (see Note 11. Debt for additional information on the Gulf Opportunity Zone Revenue Bonds);

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

Impairment of Long-Lived Assets

We review long-lived assets, including property, plant and equipment and investment in joint venture, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We perform the evaluation of recoverability using undiscounted estimated net cash flows generated by the related asset. If we deem an asset to be impaired, we determine the amount of impairment as the amount by which the net carrying value exceeds its fair value. We believe that the carrying amounts of our long-lived assets as of December 31, 2010 are recoverable.

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

We recognize a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. We had no unrecognized tax benefits as of December 31, 2010 and 2009.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NuStar Energy or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. For U.S. federal and state purposes, tax years subject to examination are 2006 through 2010 and for our major non-U.S. jurisdictions, tax years subject to examination are 2004 through 2010, both according to standard statute of limitations.

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

We also have legal obligations in the form of leases and right-of-way agreements, which require us to remove certain of our assets upon termination of the agreement. However, these lease or right-of-way agreements generally contain automatic renewal provisions that extend our rights indefinitely or we have other legal means available to extend our rights. We have recorded a liability of approximately $0.6 million as of December 31, 2010 and 2009, which is included in “Other long-term liabilities” in the consolidated balance sheets, for conditional asset retirement obligations related to the retirement of terminal assets with lease and right-of-way agreements.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Derivative Financial Instruments

We record commodity derivative instruments in the consolidated balance sheets at fair value based on quoted market prices. We recognize mark-to-market adjustments for derivative instruments designated and qualifying as fair value hedges (Fair Value Hedges) and the related change in the fair value of the associated hedged physical inventory or firm commitment within “Cost of product sales.” For derivative instruments designated and qualifying as cash flow hedges (Cash Flow Hedges), we record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive income” (AOCI) until the underlying hedged forecasted transactions occur and are recognized in income. Any hedge ineffectiveness is recognized immediately in “Cost of product sales.” Once a hedged transaction occurs, we reclassify the effective portion from AOCI to “Cost of product sales.” For derivative instruments that do not qualify for hedge accounting (Economic Hedges and Other Derivatives), we record the mark-to-market adjustments in “Cost of product sales” or “Operating expenses.”

We are a party to certain interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. Under the terms of our fixed-to-floating interest rate swap agreements, we will receive a fixed rate and will pay a variable rate that varies with each agreement. We account for the fixed-to-floating interest rate swaps as fair value hedges and recognize the fair value of each interest rate swap in the consolidated balance sheets. The interest rate swap agreements qualify for the shortcut method of accounting. As a result, changes in the fair value of the swaps completely offset the changes in the fair value of the underlying hedged debt.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We are also a party to forward-starting interest rate swap agreements related to forecasted probable debt issuances. Under the terms of these swaps, we will pay a fixed rate and receive a rate based on three month USD LIBOR. We entered into the swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. We account for the forward-starting interest rate swaps as cash flow hedges, and we recognize the fair value of each interest rate swap in the consolidated balance sheets. We record the effective portion of mark-to-market adjustments as a component of AOCI, and any hedge ineffectiveness is recognized immediately in “Interest expense, net.” The amount in AOCI will be amortized into “Interest expense, net” over the term of the forecasted debt.

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

We formally document all relationships between hedging instruments and hedged items. This process includes identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. To qualify for hedge accounting, at inception of the hedge we assess whether the derivative instruments that are used in our hedging transactions are expected to be highly effective in offsetting changes in cash flows or the fair value of the hedged items. Throughout the designated hedge period and at least quarterly, we assess whether the derivative instruments are highly effective and continue to qualify for hedge accounting. To assess the effectiveness of the hedging relationship both prospectively and retrospectively, we use regression analysis to calculate the correlation of the changes in the fair values of the derivative instrument and related hedged item.

All cash flows associated with our commodity derivative instruments are classified as operating cash flows in the Consolidated Statements of Cash Flows.

See Note 15. Derivatives and Risk Management Activities for additional information regarding our derivative financial instruments.

Operating Leases

We recognize rent expense on a straight-line basis over the lease term, including the impact of both scheduled rent increases and free or reduced rents (commonly referred to as “rent holidays”).

Unit-based Compensation

NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, has adopted various long-term incentive plans, which provide the Compensation Committee of the Board of Directors of NuStar GP, LLC with the right to grant employees and directors of NuStar GP, LLC providing services to NuStar Energy the right to receive NS common units. NuStar GP, LLC accounts for awards of NS common unit options, restricted units and performance awards at fair value as a derivative, whereby a liability for the award is recorded at inception. Subsequent changes in the fair value of the award are included in the determination of net income. NuStar GP, LLC determines the fair value of NS unit options using the Black-Scholes model at each reporting date. NuStar GP, LLC determines the fair value of NS restricted units and performance awards using the market price of NS common units at each reporting date. However, performance awards are earned only upon NuStar Energy’s achievement of an objective performance measure. NuStar GP, LLC records compensation expense each reporting period such that the cumulative compensation expense recognized equals the current fair value of the percentage of the award that has vested. NuStar GP, LLC records compensation expense related to NS unit options until such options are exercised, and compensation expense related to NS restricted units until the date of vesting.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We reimburse NuStar GP, LLC for the expenses resulting from NS and NSH awards to employees and directors of NuStar GP, LLC. We include such compensation expense in “General and administrative expenses” on the consolidated statements of income. We do not reimburse NuStar GP, LLC for the expense resulting from NSH awards to non-employee directors of NuStar GP Holdings.

Margin Deposits

Margin deposits relate to our exchange-traded derivative contracts and generally vary based on changes in the value of the contracts. Margin deposits are included in “Other current assets” in the consolidated balance sheets.

Foreign Currency Translation

The functional currencies of our foreign subsidiaries are the local currency of the country in which the subsidiary is located, except for our subsidiaries located in St. Eustatius in the Caribbean (formerly the Netherlands Antilles), whose functional currency is the U.S. dollar. The assets and liabilities of our foreign subsidiaries with local functional currencies are translated to U.S. dollars at period-end exchange rates, and income and expense items are translated to U.S. dollars at weighted-average exchange rates in effect during the period. These translation adjustments are included in “Accumulated other comprehensive income” in the equity section of the consolidated balance sheets. Gains and losses on foreign currency transactions are included in “Other income, net” in the consolidated statements of income.

Reclassifications

Certain previously reported amounts in the 2009 and 2008 consolidated financial statements have been reclassified to conform to the 2010 presentation.

3. NEW ACCOUNTING PRONOUNCEMENTS

Goodwill Impairment

In December 2010, the FASB amended the goodwill impairment guidance for entities that have recognized goodwill and have reporting units that have a zero or negative carrying amount for purposes of performing step 1 of the goodwill impairment test. Goodwill is tested for impairment at the reporting unit level using a two step process. Step 1 compares the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds fair value, Step 2 is completed to measure the amount of impairment, if any. If the fair value exceeds the carrying amount, then no further steps are necessary and no impairment is recorded. For reporting units that have a zero or negative carrying amount, the amended guidance requires that step 2 be performed if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The amended guidance is effective for interim and annual periods beginning after December 15, 2010. Accordingly, we will be required to comply with the amended guidance on January 1, 2011 and do not expect it to materially affect our financial position or results of operations.

Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB revised the guidance for pro forma disclosure requirements for business combinations. The accounting guidance for business combinations requires public entities to disclose certain pro forma financial information for material business combinations that occur during the period. Previously, public entities were required to disclose pro forma information as if the business combination had occurred as of the beginning of the year and had occurred as of the beginning of the comparable prior year. The revised guidance would require pro forma disclosures be presented as if the business combination occurred at the beginning of the prior annual period. The revised disclosure provisions are effective for business combinations with acquisition dates occurring in fiscal years beginning after December 15, 2010. We adopted these provisions on January 1, 2011.

Fair Value Measurements

In January 2010, the FASB issued additional guidance that requires new disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements and additional information on the roll forward of Level 3 fair value measurements. This guidance also clarified the existing provisions on determining the appropriate classes of assets and liabilities to be reported and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This additional guidance is effective for interim and annual periods beginning after December 15, 2009, with the exception of the new requirements in the Level 3 roll forward, which will be effective for fiscal years beginning after December 15, 2010. We adopted these provisions effective January 1, 2010,

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

except the requirements related to the Level 3 roll forward, which we adopted January 1, 2011, and they did not have a material impact on our disclosures.

4. ACQUISITIONS AND DISPOSITIONS

Asphalt Holdings, Inc.

On May 21, 2010, we acquired the capital stock of Asphalt Holdings, Inc. for $53.3 million, including liabilities assumed (Asphalt Holdings Acquisition). The acquisition includes three storage terminals with 24 storage tanks and an aggregate capacity of approximately 1.8 million barrels located in Alabama along the Mobile River. The consolidated statements of income include the results of operations for the Asphalt Holdings Acquisition commencing on May 21, 2010 in the storage segment. Since the effect of the Asphalt Holdings Acquisition was not significant, we have not presented pro forma financial information for the years ended December 31, 2010, 2009 and 2008 that give effect to the Asphalt Holdings Acquisition as of January 1, 2008. The Asphalt Holdings Acquisition was accounted for using the acquisition method. The purchase price has been preliminarily allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition pending completion of an independent appraisal and other evaluations.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The consolidated statements of income include the results of operations for the East Coast Asphalt Operations commencing on March 20, 2008. The unaudited pro forma financial information presented below combines the historical financial information for the East Coast Asphalt Operations and the Partnership for the year ended December 31, 2008. This information assumes that we:

•	completed the acquisition of the East Coast Asphalt Operations on January 1, 2008;

•	issued approximately 7.7 million common units for net proceeds of $379.3 million;

•	received a contribution from our general partner of approximately $8.0 million to maintain its 2% interest;

•	issued $350.0 million of 7.65% senior notes; and

•	borrowed approximately $69.0 million under our revolving credit agreement.

The following unaudited pro forma information is not necessarily indicative of the results of future operations:

Year Ended December 31, 2008
(Thousands of Dollars, Except Per Unit Data)

Revenues	$5,008,623
Operating income	318,626
Net income	254,539

Net income per unit applicable to limited partners	$ 4.13

Sale of Ardmore-Wynnewood and Trans-Texas Pipelines

On June 15, 2009, we sold the Ardmore-Wynnewood pipeline in Oklahoma and the Trans-Texas pipeline. We received proceeds of $29.0 million and recognized a gain of $21.4 million in “Other income, net” in the consolidated statements of income in 2009.

Sale of Investment in Skelly-Belvieu

On December 1, 2008, we agreed to dispose of our interest in the Skelly-Belvieu Pipeline Company, which owns a liquefied petroleum gas pipeline in Texas. We received proceeds of $36.0 million and recognized a gain of $18.9 million in “Other income, net” in the consolidated statements of income in 2008.

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The changes in the allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(Thousands of Dollars)

Balance as of beginning of year	$1,351	$1,174	$365
Increase in allowance	506	613	973
Accounts charged against the allowance, net of recoveries	(396)	(453)	(119)
Foreign currency translation	(4)	17	(45)

Balance as of end of year	$1,457	$1,351	$1,174

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. INVENTORIES

Inventories consisted of the following:

	December 31,
	2010	2009
	(Thousands of Dollars)

Crude oil	$122,945	$74,250
Finished products	281,197	302,980
Materials and supplies	9,395	10,564

Total	$413,537	$387,794

We purchase crude oil for the production of asphalt and other refined products, as well as for resale. Our finished products consist of asphalt, intermediates, gasoline, distillates and other petroleum products. We purchase gasoline, distillates and other petroleum products for resale. Materials and supplies mainly consist of blending and additive chemicals and maintenance materials used in our transportation and storage segments.

7. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	December 31,
	2010	2009
	(Thousands of Dollars)

Prepaid expenses	$20,255	$16,845
Margin deposits	17,787	38,650
Product advances	2,738	13,045
Product imbalances	991	2,096
Other	1,025	2,486

Other current assets	$42,796	$73,122

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following:

	Estimated
	Useful	December 31,
	Lives	2010	2009
	(Years)	(Thousands of Dollars)

Land	-	$123,805	$118,040
Land and leasehold improvements	10 - 35	105,055	98,272
Buildings	15 - 40	64,528	56,992
Pipelines, storage and terminals	20 - 35	3,044,538	2,843,163
Refining equipment	20 - 35	447,848	424,220
Rights-of-way	20 - 40	101,538	101,587
Construction in progress	-	134,007	79,630

Total		4,021,319	3,721,904
Less accumulated depreciation and amortization		(833,862)	(693,708)

Property, plant and equipment, net		$3,187,457	$3,028,196

Capitalized interest costs added to property, plant and equipment totaled $3.7 million, $1.7 million and $5.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Depreciation and amortization expense for property,

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

plant and equipment totaled $144.2 million, $136.1 million and $125.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

9. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2010		December 31, 2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(Thousands of Dollars)
Intangible assets subject to amortization:
Customer relationships	$76,910	$(35,983)	$70,410	$(28,529)
Non-compete agreements	-	-	1,515	(1,515)
Terminalling agreement	-	-	1,000	(1,000)
Other	2,809	(703)	2,809	(563)

Total	$79,719	$(36,686)	$75,734	$(31,607)

All of our intangible assets are subject to amortization. Amortization expense for intangible assets was $7.6 million for each of the years ended December 31, 2010, 2009 and 2008. The estimated aggregate amortization expense for the next five years is as follows:

Amortization Expense
(Thousands of Dollars)
2011	$ 7,843
2012	7,753
2013	7,753
2014	7,753
2015	7,753

10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2010	2009
	(Thousands of Dollars)

Employee wages and benefit costs	$21,216	$15,959
Derivative liabilities	14,741	30,788
Unearned income	4,375	4,714
Environmental costs	2,659	2,798
Product imbalances	988	676
Other	13,974	9,716

Accrued liabilities	$57,953	$64,651

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. DEBT

Long-term debt consisted of the following:

	December 31,
	2010	2009
	(Thousands of Dollars)

$1.2 billion revolving credit agreement	$188,282	$525,126
4.80% senior notes due 2020, net of unamortized discount of ($848) and a fair value adjustment of ($29,483)	419,669	-
7.65% senior notes due 2018, net of unamortized discount of ($556) in 2010 and ($610) in 2009	349,444	349,390
6.05% senior notes due 2013, net of unamortized discount of ($145) in 2010 and ($209) in 2009 and a fair value adjustment of $7,580 in 2010 and $5,885 in 2009	237,367	235,608
6.875% senior notes due 2012, net of unamortized discount of ($48) in 2010 and ($80) in 2009 and a fair value adjustment of $3,083 in 2010 and $2,738 in 2009	103,035	102,658
7.75% senior notes due 2012, including a fair value adjustment of $9,023 in 2010 and $16,148 in 2009	259,023	266,148
5.875% senior notes due 2013, including a fair value adjustment of $5,247 in 2010 and $7,178 in 2009	255,247	257,178
Gulf Opportunity Zone revenue bonds	290,440	56,200
UK term loan	32,789	33,917
Port Authority of Corpus Christi note payable	1,784	3,538

Total debt	2,137,080	1,829,763
Less current portion	(832)	(770)

Long-term debt, less current portion	$2,136,248	$1,828,993

The long-term debt repayments are due as follows (in thousands):

2011	$832
2012	571,969
2013	479,986
2014	-
2015	-
Thereafter	1,090,440

Total repayments	2,143,227
Net fair value adjustment and unamortized discount	(6,147)

Total debt	$2,137,080

Interest payments totaled $91.4 million, $95.3 million and $103.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NuStar Logistics’ Senior Notes

On August 12, 2010, NuStar Logistics issued $450.0 million of 4.80% senior notes under our shelf registration statement for net proceeds of $445.4 million. The net proceeds were used to reduce outstanding borrowings under our 2007 Revolving Credit Agreement. The interest on the 4.80% senior notes is payable semi-annually in arrears on March 1 and September 1 of each year beginning on March 1, 2011. The notes will mature on September 1, 2020.

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

The 4.80%, 7.65%, 6.05% and the 6.875% senior notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness of NuStar Logistics and contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit NuStar Logistics’ ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions.

At the option of NuStar Logistics, the 4.80%, 7.65%, 6.05% and 6.875% senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. The 6.05% and the 6.875% senior notes also include a change-in-control provision, which requires that (1) an investment-grade entity own, directly or indirectly, 51% of our general partner interests; and (2) we (or an investment-grade entity) own, directly or indirectly, all of the general partner and limited partner interests in NuStar Logistics.

NuPOP’s Senior Notes

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

2007 Revolving Credit Agreement

NuStar Logistics is party to a $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement), which includes the ability to borrow up to the equivalent of $250.0 million in Euros. The 2007 Revolving Credit Agreement matures on December 10, 2012. Obligations under the 2007 Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. NuPOP will be released from its guarantee of the 2007 Revolving Credit Agreement when it no longer guarantees NuStar Logistics’ public debt instruments.

The 2007 Revolving Credit Agreement bears interest, at our option, based on either an alternative base rate or a LIBOR based rate, which was 1.0% as of December 31, 2010. The weighted-average interest rate related to borrowings under the 2007 Revolving Credit Agreement during the year ended December 31, 2010 was 0.9%. We had $724.9 million available for borrowing under the 2007 Revolving Credit Agreement as of December 31, 2010.

The 2007 Revolving Credit Agreement includes restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exist or would result from the distribution. The 2007 Revolving Credit Agreement also requires us to maintain, as of the end of each rolling period, consisting of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2007

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revolving Credit Agreement) not to exceed 5.00-to-1.00; provided, that if at any time NuStar Energy or any of its restricted subsidiaries consummates an acquisition for an aggregate net consideration of at least $100.0 million, then for two rolling periods, the last day of which immediately follows the day on which such acquisition is consummated, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00. This consolidated debt coverage ratio may restrict the amount we can borrow without exceeding the maximum allowed limit to an amount less than the total amount available for borrowing. As of December 31, 2010, the consolidated debt coverage ratio was 4.6x.

Letters of credit issued under our 2007 Revolving Credit Agreement totaled $298.8 million as of December 31, 2010. Letters of credit are limited to $500.0 million and also may restrict the amount we can borrow under the 2007 Revolving Credit Agreement.

Gulf Opportunity Zone Revenue Bonds

In 2008 and 2010, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued Revenue Bonds (NuStar Logistics, L.P. Project) Series 2008, Series 2010, Series 2010A and Series 2010B associated with our St. James terminal expansion pursuant to the Gulf Opportunity Zone Act of 2005. The interest rate on these bonds is based on a weekly tax-exempt bond market interest rate, and interest is paid monthly. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansion. The amount remaining in trust is included in “Other long-term assets, net,” and the amount of bonds issued is included in “Long-term debt, less current portion” in our consolidated balance sheets.

NuStar Logistics is solely obligated to service the principal and interest payments associated with the bonds. Certain lenders under our 2007 Revolving Credit Agreement issued letters of credit on our behalf to guarantee the payment of interest and principal on the bonds. These letters of credit rank equally with existing senior unsecured indebtedness of NuStar Logistics.

The following table summarizes Gulf Opportunity Zone Revenue Bonds outstanding as of December 31, 2010:

Date Issued	Maturity Date	Amount Outstanding	Amount of Letter of Credit	Amount Received from Trustee	Amount Remaining in Trust	Average Annual Interest Rate
			(Thousands of Dollars)

June 26, 2008	June 1, 2038	$55,440	$56,169	$55,440	$-	0.3%
July 15, 2010	July 1, 2040	100,000	101,315	28,218	71,782	0.3%
October 7, 2010	October 1, 2040	50,000	50,658	581	49,419	0.3%
December 29, 2010	December 1, 2040	85,000	86,118	835	84,165	0.4%

	Total	$290,440	$294,260	$85,074	$205,366

UK Term Loan

NuPOP’s UK subsidiary, NuStar Terminals Limited, is the party to the £21 million amended and restated term loan agreement (the UK Term Loan), which bears interest at 6.65% annually and matures on December 11, 2012. Management believes that we are in compliance with all ratios and covenants of the UK Term Loan as of December 31, 2010, which are substantially the same as the 2007 Revolving Credit Agreement.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

have exceeded certain limits per the terms of the note, which have accelerated the repayment of the unpaid principal balance.

Line of Credit

As of December 31, 2010, we had one short-term line of credit with an uncommitted borrowing capacity of up to $20.0 million. The interest rate and maturity vary and are determined at the time of the borrowing. The interest rate fluctuates with the Federal Funds rate. We borrowed $177.0 million and repaid $197.0 million during the year ended December 31, 2010 under this line of credit based on liquidity needs. We had no outstanding borrowings on this line of credit as of December 31, 2010, and we had $20.0 million outstanding as of December 31, 2009 at an interest rate of 2.4%. The weighted-average interest rate related to outstanding borrowings under this short-term line of credit during the year ended December 31, 2010 was 2.5%.

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

The balance of and changes in the accruals for environmental matters were as follows:

	Year Ended December 31,
	2010	2009
	(Thousands of Dollars)

Balance as of beginning of year	$9,384	$10,270
Additions to accrual	2,431	2,248
Payments	(3,210)	(3,241)
Foreign currency translation	(36)	107

Balance as of end of year	$8,569	$9,384

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accruals for environmental matters are included in the consolidated balance sheets as follows:

	December 31,
	2010	2009
	(Thousands of Dollars)

Accrued liabilities	$2,659	$2,798
Other long-term liabilities	5,910	6,586

Accruals for environmental matters	$8,569	$9,384

13. COMMITMENTS AND CONTINGENCIES

Contingencies

We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of December 31, 2010, we have accrued $73.3 million for contingent losses. The amount that will ultimately be paid related to these matters may differ from the recorded accruals, and the timing of such payments is uncertain.

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the United States Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to us indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against us related to this matter, and we have not made any payments toward costs incurred by the DOJ. We are currently in settlement discussions with other potentially responsible parties and the DOJ, and a change in our estimate of this liability may occur in the near term. However, any settlement agreement that is reached must be approved by multiple parties and requires the approval of the bankruptcy court and the federal district court. We cannot currently estimate when or if a settlement will be finalized.

Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. Eres has valued its damages for the alleged breach of contract claim at approximately $78.1 million. Pursuant to a May 2010 ruling by the United States District Court for the Southern District of Texas, the NuStar Entities were found to have assumed the Charter Agreement from CARCO and to be obligated to defend and indemnify CITGO and CARCO against Eres’ claims. The Defendants were ordered to proceed with arbitration. We intend to vigorously defend against Eres’ claims in arbitration.

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

Commitments

Future minimum rental payments applicable to all noncancellable operating leases and purchase obligations as of December 31, 2010 are as follows:

	Payments Due by Period
	2011	2012	2013	2014	2015	There- after	Total
	(Thousands of Dollars)
Operating leases	$78,023	$61,812	$56,313	$48,225	$46,437	$148,053	$438,863
Purchase obligations:
Crude oil	2,260,432	2,541,480	2,541,480	2,541,480	565,108	-	10,449,980
Other purchase obligations	19,446	3,341	1,950	743	-	-	25,480

Rental expense for all operating leases totaled $63.7 million, $64.8 million and $45.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our operating leases consist primarily of the following:

•	a ten-year lease for tugs and barges utilized at our St. Eustatius facility for bunker fuel sales, with two five-year renewal options;

•	a five-year lease for tugs utilized at our Point Tupper facility for bunker fuel sales, with a two-year renewal option;

•	two separate five-year leases related to our asphalt and fuels marketing segment for tugs and barges utilized on the East Coast, with no renewal options;

•	leases related to our asphalt and fuels marketing segment for storage capacity at third-party terminals with lease terms generally ranging from two to five years; and

•	land leases at various terminal facilities.

Our crude oil purchase obligations result mainly from a crude supply agreement (CSA) we entered into simultaneously with the acquisition of the East Coast Asphalt Operations. Under the CSA, we committed to purchase an annual average of 75,000 barrels per day of crude oil over a minimum seven-year period from an affiliate of Petróleos de Venezuela S. A. (PDVSA), the national oil company of Venezuela. Our crude oil purchase obligations also include a crude purchase/sale agreement with Statoil Brasil Oleo E Gas Limitada that we entered into on November 17, 2010. Under this agreement, we committed to purchase an average of 10,000 barrels per day of crude oil over a three-year period beginning when we are able to process the crude oil at our Paulsboro refinery. For purposes of the table above, we used January 1, 2012 as the start date for this agreement. The value of these two crude oil purchase obligations fluctuates according to a market-based pricing formula using published market indices, subject to adjustment based on the price of Mexican Maya crude. We estimated the value of the crude oil purchase obligations based on market prices as of December 31, 2010.

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

The following assets and liabilities are measured at fair value:

	December 31, 2010
	Level 1		Level 2		Level 3		Total
	(Thousands of Dollars)

Other current assets:
Product imbalances	$	991	$	-	$	-	$	991
Other long-term assets, net:
Interest rate swaps		-		45,663		-		45,663
Accrued liabilities:
Product imbalances		(988)		-		-		(988)
Commodity derivatives		(14,741)		-		-		(14,741)
Other long-term liabilities:
Interest rate swaps		-		(29,483)		-		(29,483)

Total	$	(14,738)	$	16,180	$	-	$	1,442

	December 31, 2009
	Level 1		Level 2		Level 3		Total
	(Thousands of Dollars)

Other current assets:
Product imbalances	$	2,096	$	-	$	-	$	2,096
Other long-term assets, net:
Interest rate swaps		-		8,623		-		8,623
Accrued liabilities:
Derivatives		(30,788)		-		-		(30,788)
Product imbalances		(676)		-		-		(676)

Total	$	(29,368)	$	8,623	$	-	$	(20,745)

Product Imbalances

We value our assets and liabilities related to product imbalances using quoted market prices as of the reporting date.

Interest Rate Swaps

We estimate the fair value of both our fixed-to-floating and forward-starting interest rate swaps using discounted cash flows, which use observable inputs such as time to maturity and market interest rates.

Commodity Derivatives

Our commodity derivative instruments consist of futures contracts and swaps traded on the NYMEX, and the fair values of these contracts are based on their quoted prices. We have consistently applied these valuation techniques in all periods presented. See Note 15. Derivatives and Risk Management Activities for a discussion of our derivative instruments.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments

We do not record our outstanding debt at fair value in our consolidated balance sheet. The estimated fair value and carrying amount of our debt was as follows:

	December 31,
	2010	2009
	(Thousands of Dollars)

Fair value	$2,249,190	$1,877,373
Carrying amount	$2,137,080	$1,849,763

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

Interest Rate Risk

We are a party to interest rate swap agreements to manage our exposure to changes in interest rates. We have fixed-to-floating interest rate swap agreements that have an aggregate notional amount of $167.5 million, of which $60.0 million is tied to the maturity of the 6.875% senior notes and $107.5 million is tied to the maturity of the 6.05% senior notes. Under the terms of the interest rate swap agreements, we will receive a fixed rate (6.875% and 6.05% for the $60.0 million and $107.5 million of interest rate swap agreements, respectively) and will pay a variable rate based on six month USD LIBOR plus a percentage that varies with each agreement. In September and October 2010, we entered into fixed-to-floating interest rate swap agreements with an aggregate notional amount of $450.0 million related to the 4.80% senior notes issued on August 12, 2010. Under the terms of these interest rate swap agreements, we will receive a fixed 4.80% and will pay a variable rate based on six month USD LIBOR plus a percentage that varies with each agreement. As of December 31, 2010 and 2009, the weighted-average interest rate that we paid under our fixed-to-floating interest rate swaps was 2.4% and 2.3%, respectively.

In August and September 2010, we also entered into seven forward-starting interest rate swap agreements with an aggregate notional amount of $500.0 million related to forecasted probable debt issuances in 2012 and 2013. Under the terms of the swaps, we will pay a fixed rate and receive a rate based on three month USD LIBOR. We entered into the swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. The following table summarizes information about our forward-starting swaps:

Notional Amount	Period of Hedge	Weighted-Average Fixed Rate
(Thousands of Dollars)

$125,000	03/13 – 03/23	3.5%
150,000	06/13 – 06/23	3.5%
225,000	02/12 – 02/22	3.1%

$500,000		3.3%

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short positions on an absolute basis, which totaled 12.8 million barrels and 11.8 million barrels as of December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, we had $17.8 million and $38.7 million, respectively, of margin deposits related to our derivative instruments.

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives				Liability Derivatives
	Balance Sheet Location	December 31,				December 31,
		2010		2009		2010		2009
			(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Commodity contracts	Other current assets	$	2,176	$	-	$	-	$	-
Interest rate swaps – fair value hedges	Other long-term assets, net		10,663		8,623		-		-
Interest rate swaps – cash flow hedges	Other long-term assets, net		35,000		-		-		-
Commodity contracts	Accrued liabilities		-		3,797		(2,522)		(14,279)
Interest rate swaps – fair value hedges	Other long-term liabilities		-		-		(29,483)		-

Total			47,839		12,420		(32,005)		(14,279)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets		46,632		-		-		-
Commodity contracts	Accrued liabilities		-		9,766		(61,027)		(30,072)

Total			46,632		9,766		(61,027)		(30,072)

Total Derivatives		$	94,471	$	22,186	$	(93,032)	$	(44,351)

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

No component of the associated derivative instruments’ gains or losses was excluded from our assessment of hedge ineffectiveness. The earnings impact of our derivative activity was as follows:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)

Year ended December 31, 2010:
Interest rate swaps	Interest expense, net	$(27,443)	$27,443	$-
Commodity contracts	Cost of product sales	(3,221)	13,946	10,725

Total		$(30,664)	$41,389	$10,725

Year ended December 31, 2009:
Interest rate swaps	Interest expense, net	$(6,661)	$6,661	$-
Commodity contracts	Cost of product sales	(22,939)	35,512	12,573

Total		$(29,600)	$42,173	$12,573

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Income Statement Location (a)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Thousands of Dollars)		(Thousands of Dollars)

Year ended December 31, 2010:
Commodity contracts	$ (1,440)	Cost of product sales	$(1,680)	$ -
Interest rate swaps	35,000	Interest expense, net	-	-

Year ended December 31, 2009:
Commodity contracts	$ (240)	Cost of product sales	$ -	$ -

(a)	Amounts are included in specified location for both the gain (loss) reclassified from accumulated OCI into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion).

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)

Year ended December 31, 2010:
Commodity contracts	Cost of product sales	$(3,050)
Commodity contracts	Operating expenses	(52)

Total		$(3,102)

Year ended December 31, 2009:
Commodity contracts	Cost of product sales	$(13,594)
Commodity contracts	Operating expenses	(3,589)

Total		$(17,183)

For derivatives designated as cash flow hedging instruments, once a hedged transaction occurs, we reclassify the effective portion from AOCI to “Cost of product sales” or “Interest expense, net.” As of December 31, 2010, we had $35.0 million in AOCI related to our forward-starting swaps, none of which we expect to reclassify to “Interest expense” within the next twelve months as these swaps relate to debt we expect to issue in 2012 and 2013. As such, the maximum length of time over which we are hedging our exposure to the variability in future cash flows is two to three years for our forward-starting swaps.

Concentration of Credit Risk

We are exposed to credit risk on our hedging instruments in the event of nonperformance by counterparties. However, because our hedging activities are transacted only with highly rated institutions, we do not anticipate nonperformance by any of these counterparties.

16. RELATED PARTY TRANSACTIONS

Our operations are managed by NuStar GP, LLC, the general partner of our general partner. Employees of NuStar GP, LLC perform services for our U.S. operations. Certain of our wholly owned subsidiaries employ persons who perform services for our international operations. Employees of NuStar GP, LLC provide services to both NuStar Energy and NuStar GP Holdings; therefore, we reimburse NuStar GP, LLC for all costs related to its employees, other than costs associated with NuStar GP Holdings under the services agreement described below. We had a payable of $10.3 million and $10.6 million as of December 31, 2010 and 2009, respectively, with both amounts representing payroll, employee benefit plan expenses and unit-based compensation. We also had a long-term payable as of December 31, 2010 and 2009 of $10.1 million and $7.7 million, respectively, to NuStar GP, LLC related to amounts payable for retiree medical benefits and other post-employment benefits.

The following table summarizes information pertaining to related party transactions with NuStar GP, LLC:

	Year Ended December 31,
	2010	2009	2008
	(Thousands of Dollars)

Operating expenses	$137,634	$124,827	$115,291
General and administrative expenses	71,554	58,878	44,988

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

For the 2009 fiscal year and each fiscal year thereafter, the Holdco Administrative Services Expense totals $1.1 million (as adjusted), plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense, subject to certain other adjustments. For 2008, the Holdco Administrative Services Expense totaled $0.8 million, plus 1.0% of NuStar GP, LLC’s domestic bonus and unit compensation expense. The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice. The aggregate amounts allocated to NuStar GP Holdings related to the Administration Agreement and the GP Services Agreement were $1.5 million, $1.4 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

None of the Excess Thrift Plan, the Excess Pension Plan or the SERP is intended to constitute either a qualified plan under the provisions of Section 401 of the Internal Revenue Code or a funded plan subject to the Employee Retirement Income Security Act.

We also maintain several other defined contribution plans for certain international employees located in Canada, the Netherlands and the United Kingdom. Our contributions to these plans for the years ended December 31, 2010, 2009 and 2008 totaled $2.5 million, $2.2 million and $1.5 million, respectively.

Long-Term Incentive Plans

NuStar GP, LLC also sponsors the following:

•

The Second Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), under which NuStar GP, LLC may award up to 1,500,000 NuStar Energy common units. Awards under the 2000 LTIP can include unit options, restricted units, performance awards, distribution equivalent rights (DER) and contractual rights to receive common units. As of December 31, 2010, a total of 122,842 common units remained available to be awarded under the 2000 LTIP.

•

The 2003 Employee Unit Incentive Plan (the UIP) under which NuStar GP, LLC may award up to 500,000 NuStar Energy common units to employees of NuStar GP, LLC or its affiliates, excluding officers and directors of NuStar GP, LLC and its affiliates. Awards under the UIP can include unit options, restricted units and DER. As of December 31, 2010, a total of 247,526 common units remained available to be awarded under the UIP.

•

The 2002 Unit Option Plan (the UOP) under which NuStar GP, LLC may award up to 200,000 NuStar Energy unit options to officers and directors of NuStar GP, LLC or its affiliates, of which substantially all of the unit options have been awarded as of December 31, 2010.

•

The 2006 Long-Term Incentive Plan (the 2006 LTIP) under which NuStar GP Holdings may award up to 2,000,000 units to employees, consultants and directors of NuStar GP Holdings and its affiliates, including us. Awards under the 2006 LTIP can include unit options, performance awards, DER, restricted units, phantom units, unit grants and unit appreciation rights of NuStar GP Holdings, LLC. As of December 31, 2010, a total of 1,571,605 NuStar GP Holdings units remained available to be awarded under the 2006 LTIP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The number of awards granted under the above-described plans were as follows:

	Year Ended December 31,
	2010		2009		2008
	Granted	Vesting	Granted	Vesting	Granted	Vesting
2000 LTIP:
Performance awards	21,380	(a)	23,233	(a)	14,470	(a)
Unit options	-	-	-	-	2,600	1/5 per year
Restricted units	191,430	1/5 per year	194,973	1/5 per year	236,868	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP, LLC)	3,938	1/3 per year	5,076	1/3 per year	5,625	1/3 per year
UIP:
Unit options	-	-	-	-	795	1/5 per year
Restricted units (b)	11,520	1/5 per year	10,692	1/5 per year	16,321	1/5 per year
2006 LTIP:
Restricted units	21,935	1/5 per year	24,290	1/5 per year	30,300	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP Holdings) (c)	6,156	1/3 per year	8,627	1/3 per year	10,308	1/3 per year

(a)	Performance awards vest 1/3 per year if certain performance measures are met.
(b)	The UIP restricted unit grants include 2,460, 2,382 and 2,526 restricted unit awards granted to certain international employees for the years ended December 31, 2010, 2009 and 2008, respectively, that vest 1/3 per year, as defined in the award agreements.
(c)	We do not reimburse NuStar GP, LLC for compensation expense relating to these awards.

Our share of compensation expense related to the various long-term incentive plans and benefit plans described above is as follows:

	Year Ended December 31,
	2010	2009	2008
	(Thousands of Dollars)

Long-term incentive plans	$20,349	$15,060	$5,254
Benefit plans	13,129	9,359	8,196

18. OTHER INCOME

Other income consisted of the following:

	Year Ended December 31,
	2010		2009		2008
		(Thousands of Dollars)

Gain from insurance recoveries	$	13,500	$	9,382	$	3,504
(Loss) gain from sale or disposition of assets		(510)		21,320		26,456
Foreign exchange (losses) gains		(1,507)		(5,118)		5,888
Other		4,451		6,275		1,891

Other income, net	$	15,934	$	31,859	$	37,739

The gain from insurance recoveries in both 2010 and 2009 resulted from insurance claims related to damage in the third quarter of 2008 primarily at our Texas City, Texas terminal caused by Hurricane Ike. For the year ended December 31, 2008, the gain from insurance recoveries related to business interruption insurance proceeds associated with lost earnings in

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2007 at our pipelines and terminals that serve Valero Energy’s McKee refinery, which experienced a fire in February 2007.

For the year ended December 31, 2009, the gain from sale or disposition of assets includes a gain of $21.4 million related to the June 15, 2009 sale of the Ardmore-Wynnewood pipeline in Oklahoma and the Trans-Texas pipeline. For the year ended December 31, 2008, the gain from sale or disposition of assets includes a gain of $18.9 million related to the sale of interest in Skelly-Belvieu.

19. PARTNERS’ EQUITY

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

In November 2009, we issued 5,750,000 common units representing limited partner interests at a price of $52.45 per unit. We used the net proceeds from this offering of $294.9 million, including a contribution of $6.2 million from our general partner to maintain its 2% general partner interest, mainly to reduce the outstanding principal balance under our 2007 Revolving Credit Agreement.

In April 2008, we issued 5,050,800 common units representing limited partner interests at a price of $48.75 per unit. We used the net proceeds from this offering of $241.2 million, including a contribution of $5.0 million from our general partner to maintain its 2% general partner interest, to repay the $124.0 million balance under a term loan agreement and a portion of the outstanding principal balance under our 2007 Revolving Credit Agreement.

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in the components included in “Accumulated other comprehensive income (loss)” were as follows:

	Foreign Currency Translation		Commodity Contracts		Forward- Starting Interest Rate Swaps		Accumulated Other Comprehensive Income (Loss)

Balance as of January 1, 2008	$	26,887	$	-	$	-	$	26,887
Foreign currency translation		(41,153)		-		-		(41,153)

Balance as of December 31, 2008		(14,266)		-		-		(14,266)
Foreign currency translation		22,316		-		-		22,316
Net unrealized loss on cash flow hedges		-		(240)		-		(240)

Balance as of December 31, 2009		8,050		(240)		-		7,810

Foreign currency translation		3,450		-		-		3,450
Net unrealized (loss) gain on cash flow hedges		-		(1,440)		35,000		33,560
Net loss reclassified into income on cash flow hedges		-		1,680		-		1,680

Balance as of December 31, 2010	$	11,500	$	-	$	35,000	$	46,500

There was no tax effect from foreign currency translation or the gain (loss) on cash flow hedges as these transactions related to non-taxable entities.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in accordance with their respective percentage interests. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to the general partner.

The following table details the calculation of net income applicable to the general partner:

		Year Ended December 31,
	2010		2009		2008
		(Thousands of Dollars)

Net income applicable to general partner and limited partners’ interest	$	238,970	$	224,875	$	254,018
Less general partner incentive distribution (a)		33,304		28,712		24,764

Net income after general partner incentive distribution		205,666		196,163		229,254
General partner interest		2%		2%		2%

General partner allocation of net income after general partner incentive distribution		4,113		3,924		4,586
General partner incentive distribution		33,304		28,712		24,764

Net income applicable to general partner	$	37,417	$	32,636	$	29,350

(a)	For the first quarter of 2008, our net income allocation to general and limited partners reflected a total cash distribution based on the partnership interests outstanding as of March 31, 2008. We issued approximately 5.1 million common units in April 2008. Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. Therefore, the general partner’s portion of the actual distribution made with respect to the first quarter 2008, including the IDR, which is shown in the distribution table below, exceeded the net income allocation to the general partner.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of total cash distributions to our general and limited partners applicable to the period in which the distributions are earned:

	Year Ended December 31,
		2010		2009		2008
	(Thousands of Dollars, Except Per Unit Data)

General partner interest	$	6,227	$	5,430	$	5,058
General partner incentive distribution		33,304		28,712		25,294

Total general partner distribution		39,531		34,142		30,352
Limited partners’ distribution		271,847		237,308		222,470

Total cash distributions	$	311,378	$	271,450	$	252,822

Cash distributions per unit applicable to limited partners	$	4.280	$	4.245	$	4.085

In January 2011, we declared a quarterly cash distribution of $1.075 that was paid on February 14, 2011 to unitholders of record on February 8, 2011. This distribution related to the fourth quarter of 2010 and totaled $79.6 million, of which $10.2 million represented our general partner’s interest and incentive distribution.

20. NET INCOME PER UNIT

The following table details the calculation of earnings per unit:

	Year Ended December 31,
	2010		2009		2008
		(Thousands of Dollars, Except Per Unit Data)

Net income	$	238,970	$	224,875	$	254,018
Less general partner distribution (including IDR) (a)		39,531		34,142		29,711
Less limited partner distribution		271,847		237,308		217,494

Distributions (greater than) less than earnings	$	(72,408)	$	(46,575)	$	6,813

General partner earnings:
Distributions	$	39,531	$	34,142	$	29,711
Allocation of distributions (greater than) less than earnings (2%)		(1,447)		(932)		136

Total	$	38,084	$	33,210	$	29,847

Limited partner earnings:
Distributions	$	271,847	$	237,308	$	217,494
Allocation of distributions (greater than) less than earnings (98%)		(70,961)		(45,643)		6,677

Total	$	200,886	$	191,665	$	224,171

Weighted average limited partner units outstanding		62,946,987		55,232,467		53,182,741

Net income per unit applicable to limited partners:	$	3.19	$	3.47	$	4.22

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

21. CONSOLIDATED STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Year Ended December 31,
	2010		2009		2008
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(90,369)	$	(31,505)	$	(52,372)
Receivable from related party	-		-		786
Inventories	(26,595)		(157,439)		192,236
Other current assets	31,373		(38,195)		8,676
Increase (decrease) in current liabilities:
Payable to related party	(218)		7,051		3,760
Accounts payable	80,980		59,284		(16,419)
Accrued interest payable	8,179		(969)		4,781
Accrued liabilities	(6,488)		26,874		(13,237)
Taxes other than income tax	(4,793)		209		4,730
Income tax payable	1,064		(8,208)		76

Changes in current assets and current liabilities	$(6,867)	$	(142,898)	$	133,017

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to current assets and current liabilities acquired in connection with the East Coast Asphalt Operations acquisition in 2008 and the effect of foreign currency translation.

Non-cash investing and financing activities for the years ended December 31, 2010, 2009 and 2008 mainly consist of changes in the fair values of our fixed-to-floating and forward-starting interest rate swaps and the effect of foreign currency translation.

Cash flows related to interest and income taxes were as follows:

	Year Ended December 31,
	2010	2009	2008
	(Thousands of Dollars)

Cash paid for interest, net of amount capitalized	$87,653	$93,632	$98,810
Cash paid for income taxes, net of tax refunds received	$13,062	$20,150	$12,231

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22. INCOME TAXES

Components of income tax expense related to certain of our operations conducted through separate taxable wholly owned corporate subsidiaries were as follows:

	Year Ended December 31,
	2010		2009		2008
		(Thousands of Dollars)
Current:
U.S.	$	2,010	$	2,424	$	1,059
Foreign		11,464		10,144		9,910

Total current		13,474		12,568		10,969

Deferred:
U.S.		(3,786)		(1,466)		(1,280)
Foreign		2,053		(571)		1,317

Total deferred		(1,733)		(2,037)		37

Total income tax expense	$	11,741	$	10,531	$	11,006

The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax due to our status as a limited partnership.

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

		December 31,
		2010		2009
		(Thousands of Dollars)

U.S.:
Net operating losses	$	16,531	$	20,788
Environmental and legal reserves		14,774		14,234
Other		392		1,525
Valuation allowance		-		(9,457)

Deferred tax assets – U. S.		31,697		27,090

Property, plant and equipment		(23,559)		(13,197)

Net deferred income tax asset – U.S.	$	8,138	$	13,893

Foreign:
Net operating losses	$	3,156	$	3,253
Other		732		687
Capital loss		1,264		2,166
Valuation allowance		(1,129)		-

Deferred tax assets – foreign		4,023		6,106

Property, plant and equipment		(33,588)		(33,015)

Net deferred income tax liability – foreign.	$	(29,565)	$	(26,909)

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2010, our U.S. corporate operations have net operating loss carryforwards for tax purposes totaling approximately $47.2 million, which are subject to various limitations on use and expire in years 2011 through 2029.

As of December 31, 2009, we recorded a valuation allowance to reduce our net U.S. deferred income tax asset to an amount that is more-likely-than-not to be realized. We estimate the amount of valuation allowance based upon our expectations of taxable income in the various jurisdictions in which we operate and the period over which we can utilize those future deductions. The valuation allowance reflects uncertainties related to our ability to utilize certain federal net operating loss carryforwards before they expire. During the year ended December 31, 2010, we received $13.5 million of proceeds resulting from insurance claims related to damage caused by Hurricane Ike primarily at our Texas City, Texas terminal in the third quarter of 2008, resulting in tax expense of approximately $4.7 million. Additionally, our corporate subsidiary that received the insurance proceeds was part of the federal consolidated group that acquired Asphalt Holdings, Inc, a corporation subject to income tax. The acquisition of Asphalt Holdings, Inc. included approximately $9.5 million of deferred tax liabilities related to temporary differences primarily related to property, plant and equipment. The receipt of the insurance proceeds and the acquisition of Asphalt Holdings, Inc. caused us to reevaluate the valuation allowance recorded related to certain net operating loss carryforwards previously expected to expire unused. We concluded that the income generated from the insurance proceeds, the deferred tax liability associated with Asphalt Holdings, Inc. and other tax planning strategies increased the likelihood of utilizing the net operating loss carryforwards, and we reduced the valuation allowance by $8.6 million in 2010.

The realization of net deferred income tax assets recorded as of December 31, 2010 is dependent upon our ability to generate future taxable income in the United States. We believe it is more-likely-than not that the deferred income tax assets as of December 31, 2010 will be realized, based on expected future taxable income and potential tax planning strategies.

During the year ended December 31, 2010, we recorded a valuation allowance of $1.1 million to reduce our foreign deferred tax assets. The valuation reflects uncertainties related to our ability to utilize certain net operating losses before they expire.

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

On February 22, 2006, we entered into a revised agreement (the 2005 Tax and Maritime Agreement) with the governments of St. Eustatius and the Netherlands Antilles. The 2005 Tax and Maritime Agreement is effective beginning January 1, 2005 and expires on December 31, 2014. Under the terms of the 2005 Tax and Maritime Agreement, we agreed to make a one-time payment of 5.0 million Netherlands Antilles guilders (approximately $2.8 million) in full and final settlement of all of our liabilities, taxes, fees, levies, charges, or otherwise (including settlement of audits) due or potentially due to St. Eustatius. We further agreed to pay an annual minimum profit tax to St. Eustatius of 1.0 million Netherlands Antilles guilders (approximately $0.6 million), beginning as of January 1, 2005. We agreed to pay the minimum annual profit tax in twelve equal monthly installments. To the extent the minimum annual profit tax exceeds 2% of taxable profit (as defined in the 2005 Tax and Maritime Agreement), we can carry forward that excess to offset future tax liabilities. If the minimum annual profit tax is less than 2% of taxable profit, we agreed to pay that difference.

Effective January 1, 2011, the Netherlands Antilles was dissolved, and St. Eustatius became part of the Netherlands. We are uncertain of the impact, if any, to our overall tax liability in St. Eustatius.

23. SEGMENT INFORMATION

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consistent with rates charged to third parties for storage and at pipeline tariff rates based upon the published tariff applicable to all shippers.

Results of operations for the reportable segments were as follows:

	Year Ended December 31,
	2010	2009	2008
	(Thousands of Dollars)

Revenues:
Storage:
Third party revenues	$475,624	$444,535	$423,730
Intersegment revenues	44,214	43,037	30,359

Total storage	519,838	487,572	454,089
Transportation:
Third party revenues	315,690	300,814	316,900
Intersegment revenues	382	1,256	878

Total transportation	316,072	302,070	317,778
Asphalt and fuels marketing:
Third party revenues	3,611,747	3,110,522	4,088,140
Intersegment revenues	4,143	-	29

Total asphalt and fuels marketing	3,615,890	3,110,522	4,088,169
Consolidation and intersegment eliminations	(48,739)	(44,293)	(31,266)

Total revenues	$4,403,061	$3,855,871	$4,828,770

Depreciation and amortization expense:
Storage	$77,071	$70,888	$66,706
Transportation	50,617	50,528	50,749
Asphalt and fuels marketing	20,257	19,463	14,734

Total segment depreciation and amortization expense	147,945	140,879	132,189
Other depreciation and amortization expense	5,857	4,864	3,520

Total depreciation and amortization expense	$153,802	$145,743	$135,709

Operating income:
Storage	$178,947	$171,245	$141,079
Transportation	148,571	139,869	135,086
Asphalt and fuels marketing	90,861	60,629	112,506
Consolidation and intersegment eliminations	276	1,170	1,352

Total segment operating income	418,655	372,913	390,023
Less general and administrative expenses	110,241	94,733	76,430
Less other depreciation and amortization expense	5,857	4,864	3,520

Total operating income	$302,557	$273,316	$310,073

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenues by geographic area are shown in the table below.

	Year Ended December 31,
	2010	2009	2008
	(Thousands of Dollars)

United States	$3,326,674	$2,971,961	$3,731,685
St. Eustatius (a)	876,595	693,808	926,690
Canada	113,238	106,989	97,762
Other	86,554	83,113	72,633

Consolidated revenues	$4,403,061	$3,855,871	$4,828,770

(a)	Effective January 1, 2011, the Netherland Antilles was dissolved and St. Eustatius became part of the Netherlands.

For the years ended December 31, 2010, 2009 and 2008, no single customer accounted for more than 10% of our consolidated revenues.

Long-lived assets include property, plant and equipment, intangible assets subject to amortization and certain long-lived assets included in “Other long-term assets, net” in the consolidated balance sheets. Total amounts of long-lived assets by geographic area were as follows:

	December 31,
	2010	2009
	(Thousands of Dollars)

United States	$3,010,753	$2,667,559
St. Eustatius (a)	312,640	252,030
Netherlands	117,929	126,545
Canada	98,607	93,801
United Kingdom	84,556	83,144
Mexico	9,131	9,133

Consolidated long-lived assets	$3,633,616	$3,232,212

(a)	Effective January 1, 2011, the Netherland Antilles was dissolved and St. Eustatius became part of the Netherlands.

Total assets by reportable segment were as follows:

	December 31,
	2010	2009
	(Thousands of Dollars)

Storage	$2,454,264	$2,234,651
Transportation	1,256,614	1,286,533
Asphalt and fuels marketing	1,154,499	1,121,448

Total segment assets	4,865,377	4,642,632
Other partnership assets	521,016	132,041

Total consolidated assets	$5,386,393	$4,774,673

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the carrying amount of goodwill were as follows:

	Storage		Transportation		Asphalt and Fuels Marketing		Total
	(Thousands of Dollars)

Balance as of January 1, 2009	$	579,639	$	175,367	$	51,324	$	806,330
East Coast Asphalt Operations acquisition final purchase price allocation		-		-		1,931		1,931
Sale of assets		-		(519)		-		(519)

Balance as of December 31, 2009		579,639		174,848		53,255		807,742

Asphalt Holdings, Inc. acquisition preliminary purchase price allocation		5,528		-		-		5,528

Balance as of December 31, 2010	$	585,167	$	174,848	$	53,255	$	813,270

Capital expenditures, including acquisitions and investments in other noncurrent assets, by reportable segment were as follows:

	Year Ended December 31,
	2010		2009		2008
		(Thousands of Dollars)

Storage	$	241,491	$	137,050	$	191,696
Transportation		21,300		27,551		23,117
Asphalt and fuels marketing		26,387		21,458		787,733
Other partnership assets		27,147		22,708		9,808

Total capital expenditures	$	316,325	$	208,767	$	1,012,354

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

Condensed Consolidating Balance Sheets

December 31, 2010

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics		NuPOP		Non-Guarantor Subsidiaries (a)		Eliminations		Consolidated

Assets
Cash and cash equivalents	$53	$	107,655	$	-	$	73,413	$	-	$	181,121
Receivables, net	-		27,708		10,648		266,885		(3,188)		302,053
Inventories	-		1,776		6,712		405,521		(472)		413,537
Other current assets	-		10,116		1,202		31,478		-		42,796
Intercompany receivable	-		786,658		729,365		-		(1,516,023)		-

Current assets	53		933,913		747,927		777,297		(1,519,683)		939,507

Property, plant and equipment, net	-		1,006,479		614,762		1,566,216		-		3,187,457
Intangible assets, net	-		2,106		-		40,927		-		43,033
Goodwill	-		18,094		170,652		624,524		-		813,270
Investment in wholly owned subsidiaries	3,167,764		159,813		994,249		2,112,355		(6,434,181)		-
Investment in joint venture	-		-		-		69,603		-		69,603
Deferred income tax asset	-		-		-		8,138		-		8,138
Other long-term assets, net	-		267,532		26,329		31,524		-		325,385

Total assets	$3,167,817	$	2,387,937	$	2,553,919	$	5,230,584	$	(7,953,864)	$	5,386,393

Liabilities and Partners’ Equity
Current portion of long-term debt	$-	$	832	$	-	$	-	$	-	$	832
Payables	-		28,705		9,559		257,651		(3,188)		292,727
Accrued interest payable	-		21,180		8,490		36		-		29,706
Accrued liabilities	680		18,154		3,973		35,146		-		57,953
Taxes other than income tax	125		4,273		2,587		3,733		-		10,718
Income tax payable	-		1,140		-		153		-		1,293
Intercompany payable	510,812		-		-		1,005,211		(1,516,023)		-

Current liabilities	511,617		74,284		24,609		1,301,930		(1,519,211)		393,229

Long-term debt, less current portion	-		1,589,189		514,270		32,789		-		2,136,248
Long-term payable to related party	-		3,571		-		6,517		-		10,088
Deferred income tax liability	-		-		-		29,565		-		29,565
Other long-term liabilities	-		33,458		228		80,877		-		114,563
Total partners’ equity	2,656,200		687,435		2,014,812		3,778,906		(6,434,653)		2,702,700

Total liabilities and partners’ equity	$3,167,817	$	2,387,937	$	2,553,919	$	5,230,584	$	(7,953,864)	$	5,386,393

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets

December 31, 2009

(Thousands of Dollars)

	NuStar Energy	NuStar Logistics		NuPOP		Non-Guarantor Subsidiaries (a)		Eliminations		Consolidated
Assets
Cash and cash equivalents	$53	$	1,602	$	-	$	60,351	$	-	$	62,006
Receivables, net	-		38,973		6,771		176,778		(10,725)		211,797
Inventories	-		1,614		1,587		386,835		(2,242)		387,794
Other current assets	-		9,132		2,233		61,757		-		73,122
Intercompany receivable	-		806,005		713,451		-		(1,519,456)		-

Current assets	53		857,326		724,042		685,721		(1,532,423)		734,719

Property, plant and equipment, net	-		947,895		626,698		1,453,603		-		3,028,196
Intangible assets, net	-		2,247		-		41,880		-		44,127
Goodwill	-		18,094		170,652		618,996		-		807,742
Investment in wholly owned subsidiaries	2,986,970		118,299		873,422		1,907,118		(5,885,809)		-
Investment in joint venture	-		-		-		68,728		-		68,728
Deferred income tax asset	-		-		-		13,893		-		13,893
Other long-term assets, net	49		21,942		26,392		28,885		-		77,268

Total assets	$2,987,072	$	1,965,803	$	2,421,206	$	4,818,824	$	(7,418,232)	$	4,774,673

Liabilities and Partners’ Equity
Current portion of long-term debt	$-	$	770	$	-	$	-	$	-	$	770
Payables	944		18,566		10,654		196,805		(10,725)		216,244
Notes payable	-		20,000		-		-		-		20,000
Accrued interest payable	-		12,996		8,490		43		-		21,529
Accrued liabilities	1,191		14,380		4,652		44,472		(44)		64,651
Taxes other than income tax	125		4,183		2,280		8,946		-		15,534
Income tax payable	-		1,271		-		(1,245)		-		26
Intercompany payable	507,654		-		-		1,011,806		(1,519,460)		-

Current liabilities	509,914		72,166		26,076		1,260,827		(1,530,229)		338,754

Long-term debt, less current portion	-		1,271,750		523,326		33,917		-		1,828,993
Long-term payable to related party	-		1,082		-		6,581		-		7,663
Deferred income tax liability	-		-		-		26,909		-		26,909
Other long-term liabilities	-		3,923		883		82,580		-		87,386
Total partners’ equity	2,477,158		616,882		1,870,921		3,408,010		(5,888,003)		2,484,968

Total liabilities and partners’ equity	$2,987,072	$	1,965,803	$	2,421,206	$	4,818,824	$	(7,418,232)	$	4,774,673

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2010

(Thousands of Dollars)

	NuStar Energy		NuStar Logistics		NuPOP		Non-Guarantor Subsidiaries (a)		Eliminations		Consolidated
Revenues	$	-	$	294,163	$	172,623	$	4,153,206	$	(216,931)	$	4,403,061
Costs and expenses		1,353		189,950		125,495		4,002,360		(218,654)		4,100,504

Operating income		(1,353)		104,213		47,128		150,846		1,723		302,557

Equity in earnings of subsidiaries		240,343		41,515		120,827		180,242		(582,927)		-
Equity in earnings of joint venture		-		-		-		10,500		-		10,500
Interest expense, net		1		(52,486)		(24,353)		(1,442)		-		(78,280)
Other income, net		-		3,163		289		12,482		-		15,934

Income before income tax expense		238,991		96,405		143,891		352,628		(581,204)		250,711
Income tax expense		21		1,303		-		10,417		-		11,741

Net income	$	238,970	$	95,102	$	143,891	$	342,211	$	(581,204)	$	238,970

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2009

(Thousands of Dollars)

	NuStar Energy		NuStar Logistics		NuPOP		Non-Guarantor Subsidiaries (a)		Eliminations		Consolidated
Revenues	$	-	$	297,929	$	153,268	$	3,441,422	$	(36,748)	$	3,855,871
Costs and expenses		2,006		184,330		112,161		3,319,305		(35,247)		3,582,555

Operating income		(2,006)		113,599		41,107		122,117		(1,501)		273,316

Equity in earnings of subsidiaries		226,881		35,864		91,716		155,481		(509,942)		-
Equity in earnings of joint venture		-		-		-		9,615		-		9,615
Interest expense, net		-		(51,715)		(24,168)		(3,501)		-		(79,384)
Other income (expense) net		-		23,078		(957)		9,738		-		31,859

Income before income tax expense		224,875		120,826		107,698		293,450		(511,443)		235,406
Income tax expense		-		1,332		-		9,199		-		10,531

Net income	$	224,875	$	119,494	$	107,698	$	284,251	$	(511,443)	$	224,875

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2008

(Thousands of Dollars)

	NuStar Energy		NuStar Logistics		NuPOP		Non-Guarantor Subsidiaries (a)		Eliminations		Consolidated
Revenues	$	-	$	298,003	$	157,067	$	4,386,481	$	(12,781)	$	4,828,770
Costs and expenses		1,628		181,216		116,057		4,231,959		(12,163)		4,518,697

Operating income		(1,628)		116,787		41,010		154,522		(618)		310,073

Equity in earnings of subsidiaries		255,725		80,760		76,044		133,243		(545,772)		-
Equity in earnings of joint ventures		-		609		-		7,421		-		8,030
Interest expense, net		-		(61,792)		(24,704)		(4,322)		-		(90,818)
Other (expense) income, net		(79)		28,668		(453)		9,603		-		37,739

Income before income tax expense		254,018		165,032		91,897		300,467		(546,390)		265,024
Income tax expense		-		752		-		10,254		-		11,006

Net income	$	254,018	$	164,280	$	91,897	$	290,213	$	(546,390)	$	254,018

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2010

(Thousands of Dollars)

		NuStar Energy		NuStar Logistics		NuPOP		Non- Guarantor Subsidiaries (a)		Elim- inations		Consolidated
Net cash provided by (used in) operating activities	$	302,373	$	144,654	$	30,740	$	189,918	$	(305,185)	$	362,500

Cash flows from investing activities:
Capital expenditures		-		(109,023)		(14,621)		(146,186)		-		(269,830)
Acquisition		-		-		-		(43,026)		-		(43,026)
Investment in other long-term assets		-		-		-		(3,469)		-		(3,469)
Proceeds from sale or disposition of assets		-		25		34		2,551		-		2,610
Proceeds from insurance recoveries		-		-		-		13,500		-		13,500
Investment in subsidiaries		(245,604)		-		-		(25)		245,629		-

Net cash used in investing activities		(245,604)		(108,998)		(14,587)		(176,655)		245,629		(300,215)

Cash flows from financing activities:
Debt borrowings		-		1,076,406		-		-		-		1,076,406
Debt repayments		-		(1,401,354)		-		-		-		(1,401,354)
Senior note offering, net		-		445,431		-		-		-		445,431
Issuance of common units, net of issuance costs		240,148		-		-		-		-		240,148
General partner contribution		5,078		-		-		-		-		5,078
Partners’ contributions		-		245,604		-		25		(245,629)		-
Distributions to unitholders and general partner		(305,154)		(305,154)		-		(31)		305,185		(305,154)
Net intercompany borrowings (repayments)		3,159		19,424		(16,133)		(6,450)		-		-
Other, net		-		(3,458)		(20)		(811)		-		(4,289)

Net cash (used in) provided by financing activities		(56,769)		76,899		(16,153)		(7,267)		59,556		56,266

Effect of foreign exchange rate changes on cash		-		(6,502)		-		7,066		-		564

Net increase in cash and cash equivalents		-		106,053		-		13,062		-		119,115
Cash and cash equivalents as of the beginning of year		53		1,602		-		60,351		-		62,006

Cash and cash equivalents as of the end of year	$	53	$	107,655	$	-	$	73,413	$	-	$	181,121

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2009

(Thousands of Dollars)

		NuStar Energy		NuStar Logistics		NuPOP		Non- Guarantor Subsidiaries (a)		Elim- inations		Consolidated
Net cash provided by (used in) operating activities	$	263,017	$	103,753	$	70,433	$	32,302	$	(288,923)	$	180,582

Cash flows from investing activities:
Capital expenditures		-		(49,800)		(23,734)		(135,022)		-		(208,556)
Investment in other long-term assets		-		-		-		(211)		-		(211)
Proceeds from sale or disposition of assets		-		29,215		108		357		-		29,680
Proceeds from insurance recoveries		-		-		-		11,382		-		11,382
Investment in subsidiaries		(295,178)		-		-		(30)		295,208		-

Net cash used in investing activities		(295,178)		(20,585)		(23,626)		(123,524)		295,208		(167,705)

Cash flows from financing activities:
Debt borrowings		-		1,608,188		-		-		-		1,608,188
Debt repayments		-		(1,641,119)		-		-		-		(1,641,119)
Issuance of common units, net of issuance costs		288,761		-		-		-		-		288,761
General partner contribution		6,155		-		-		-		-		6,155
Partners’ contributions		-		295,178		-		30		(295,208)		-
Distributions to unitholders and general partner		(263,896)		(263,896)		-		(25,027)		288,923		(263,896)
Net intercompany borrowings (repayments)		1,141		(80,506)		(47,483)		126,848		-		-
Other, net		-		(1,982)		20		1,201		-		(761)

Net cash provided by (used in) financing activities		32,161		(84,137)		(47,463)		103,052		(6,285)		(2,672)

Effect of foreign exchange rate changes on cash		-		2,569		-		3,857		-		6,426

Net increase (decrease) in cash and cash equivalents		-		1,600		(656)		15,687		-		16,631
Cash and cash equivalents as of the beginning of year		53		2		656		44,664		-		45,375

Cash and cash equivalents as of the end of year	$	53	$	1,602	$	-	$	60,351	$	-	$	62,006

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2008

(Thousands of Dollars)

		NuStar Energy		NuStar Logistics		NuPOP		Non-Guarantor Subsidiaries (a)		Elim- inations		Consolidated
Net cash provided by (used in) operating activities	$	239,707	$	111,078	$	34,487	$	341,873	$	(241,964)	$	485,181

Cash flows from investing activities:
Capital expenditures		-		(51,575)		(14,009)		(136,559)		-		(202,143)
Acquisition of East Coast Asphalt Operations		-		-		-		(803,184)		-		(803,184)
Other acquisitions		-		(7,027)		-		-		-		(7,027)
Proceeds from sale or disposition of assets		-		40,396		1		10,416		-		50,813
Proceeds from insurance recoveries		-		-		-		5,000		-		5,000
Other, net		-		-		-		24		-		24

Net cash used in investing activities		-		(18,206)		(14,008)		(924,303)		-		(956,517)

Cash flows from financing activities:
Debt borrowings		-		2,855,575		-		-		-		2,855,575
Debt repayments		-		(2,761,821)		-		-		-		(2,761,821)
Senior note offering, net		-		346,224		-		-		-		346,224
Issuance of common units, net of issuance costs		236,215		-		-		-		-		236,215
General partner contribution		5,025		-		-		-		-		5,025
Distributions to unitholders and general partner		(241,940)		(241,940)		-		(24)		241,964		(241,940)
Net intercompany (repayments) borrowings		(238,961)		(298,292)		(19,945)		557,198		-		-
Other, net		-		440		-		345		-		785

Net cash (used in) provided by financing activities		(239,661)		(99,814)		(19,945)		557,519		241,964		440,063

Effect of foreign exchange rate changes on cash		-		(5,340)		-		(7,850)		-		(13,190)

Net increase (decrease) in cash and cash equivalents		46		(12,282)		534		(32,761)		-		(44,463)
Cash and cash equivalents as of the beginning of year		7		12,284		122		77,425		-		89,838

Cash and cash equivalents as of the end of year	$	53	$	2	$	656	$	44,664	$	-	$	45,375

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

25. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter	Fourth Quarter		Total
	(Thousands of Dollars, Except Per Unit Data)
2010:
Revenues	$945,529	$	1,124,941	$	1,138,379	$1,194,212	$	4,403,061
Operating income	39,773		102,030		90,290	70,464		302,557
Net income	19,703		99,422		68,310	51,535		238,970
Net income per unit applicable to limited partners	0.19		1.43		0.90	0.65		3.19
Cash distributions per unit applicable to limited partners	1.0650		1.0650		1.0750	1.0750		4.280

2009:
Revenues	$634,004	$	987,842	$	1,251,247	$982,778	$	3,855,871
Operating income	55,434		84,076		87,190	46,616		273,316
Net income	39,355		83,735		64,440	37,345		224,875
Net income per unit applicable to limited partners	0.58		1.38		1.03	0.50		3.47
Cash distributions per unit applicable to limited partners	1.0575		1.0575		1.0650	1.0650		4.245

26. SUBSEQUENT EVENTS

On February 9, 2011, we acquired 75 percent of a company for approximately $54.0 million, excluding working capital of $2.4 million. The acquired company owns two terminals located in Mersin, Turkey with an aggregate 44 storage tanks and 1.3 million barrels of storage capacity. Both terminals are connected via pipelines to an offshore platform located approximately three miles off the Mediterranean Sea coast.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES.

Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were operating effectively as of December 31, 2010.

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

Set forth below is certain information concerning the directors and executive officers of NuStar GP, LLC:

Name	Age	Position Held with NuStar GP, LLC
William E. Greehey	74	Chairman of the Board
Curtis V. Anastasio	54	President, Chief Executive Officer (CEO) and Director
J. Dan Bates	66	Director
Dan J. Hill	70	Director
Stan McLelland	65	Director
Rodman D. Patton	67	Director
Bradley C. Barron	45	Senior Vice President and General Counsel
Steven A. Blank	56	Senior Vice President, Chief Financial Officer (CFO) and Treasurer
James R. Bluntzer	56	Senior Vice President-Operations
Paul W. Brattlof	49	Senior Vice President-Trading and Supply
Mary Rose Brown	54	Senior Vice President-Administration
Daniel S. Oliver	44	Senior Vice President- Marketing and Business Development
Thomas R. Shoaf	52	Vice President and Controller

As a limited partnership, we are not required by the NYSE rules to have a nominating committee, and the Board has historically performed the functions served by a nominating committee. In accordance with our Corporate Governance Guidelines, individuals are considered for membership on the Board based on their character, judgment, integrity, diversity, age, skills (including financial literacy), independence and experience in the context of the overall needs of the Board. Our directors are also selected based on their knowledge about our industry and their respective experience leading or advising large companies. We require that our directors have the ability to work collegially, exercise good judgment and think critically. In addition, we ask that our directors commit to working hard for our company. The Board strives to find the best possible candidates to represent the interests of NuStar Energy L.P. and its unitholders. As part of its annual self-assessment process, the Board evaluates the mix of independent and non-independent directors, and the Board annually elects a presiding director.

The Board is led by its Chairman, Mr. Greehey. The Board has determined that separating the roles of Chairman and CEO is in the best interest of unitholders at this time. In addition, the Board has appointed Mr. Patton as its presiding director to serve as a point of contact for unitholders wishing to communicate with the Board and to lead executive sessions of the non-management directors.

Mr. Greehey became Chairman of the Board in January 2002. He has also been the Chairman of the board of directors of NuStar GP Holdings since March 2006. Mr. Greehey served as Chairman of the board of directors of Valero Energy Corporation (Valero Energy) from 1979 through January 2007. Mr. Greehey was CEO of Valero Energy from 1979 through December 2005, and President of Valero Energy from 1998 until January 2003.

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

Mr. Oliver became Senior Vice President-Marketing and Business Development of NuStar GP, LLC in April 2010. He served as Vice President-Marketing and Business Development in October 2008 through April 2010. Prior to that, Mr. Oliver served as Vice President for NuStar Marketing LLC. Previously, Mr. Oliver served as Vice President-Product Supply & Distribution for Valero Energy from May 1997 to July 2007.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of NuStar Energy L.P.’s equity securities to file certain reports with the Securities and Exchange Commission (SEC) concerning their beneficial ownership of NuStar Energy’s equity securities within two business days. We believe that during the year ended December 31, 2010 all Section 16(a) reports applicable to our executive officers, directors and greater than 10% stockholders were timely filed, with the exception of: (i) seven filings, each made one day late, to report trades of units made on December 14, 2010 for taxes in connection with the vesting of restricted units for: Mr. Barron, Mr. Blank, Mr. Bluntzer, Mr. Brattlof, Ms. Brown, Mr. Oliver and Mr. Shoaf; and (ii) as reported on Form 5 filed on February 14, 2011, four purchases of units by Ms. Brown’s son and daughter during 2010.

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

CORPORATE GOVERNANCE

AUDIT COMMITTEE

The Audit Committee reviews and reports to the Board on various auditing and accounting matters, including the quality, objectivity and performance of NuStar Energy’s internal and external accountants and auditors, the adequacy of its financial controls and the reliability of financial information reported to the public. The Audit Committee also monitors NuStar Energy’s compliance with environmental laws and regulations. The Board has adopted a written charter for the Audit Committee. The members of the Audit Committee during 2010 were Rodman D. Patton (Chairman), J. Dan Bates and Dan J. Hill. The Audit Committee met eight times in 2010. For further information, see the “Report of the Audit Committee” below.

The Board has determined that Mr. Patton is an “audit committee financial expert” (as defined by the SEC), and that he is “independent” as that term is used in the NYSE Listing Standards.

REPORT OF THE AUDIT COMMITTEE FOR FISCAL YEAR 2010

Management of NuStar GP, LLC is responsible for NuStar Energy’s internal controls and the financial reporting process. KPMG LLP (KPMG), NuStar Energy’s independent registered public accounting firm for the year ended December 31, 2010, is responsible for performing an independent audit of NuStar Energy’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) and generally accepted auditing standards, and an audit of NuStar Energy’s internal control over financial reporting in accordance with the standards of the PCAOB, and issuing a report thereon. The Audit Committee monitors and oversees these processes and approves the selection and appointment of NuStar Energy’s independent registered public accounting firm and recommends the ratification of such selection and appointment to the Board.

The Audit Committee has reviewed and discussed NuStar Energy’s audited consolidated financial statements with management and KPMG. The Audit Committee has discussed with KPMG the matters required to be discussed by Statement on Auditing Standards No. 114 by the PCAOB. The Audit Committee has received written disclosures and the letter from KPMG required by applicable requirements of the Audit Committee concerning independence and has discussed with KPMG that firm’s independence.

Based on the foregoing review and discussions and such other matters the Audit Committee deemed relevant and appropriate, the Audit Committee recommended to the Board that the audited consolidated financial statements of NuStar Energy be included in NuStar Energy’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussion and such other matters the Compensation Committee deemed relevant and appropriate, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report.

Members of the Compensation Committee:
Dan J. Hill (Chairman)
J. Dan Bates
Rodman D. Patton

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Philosophy

Our philosophy for compensating our named executive officers (NEOs) is based on the belief that a significant portion of executive compensation should be incentive-based and determined by both NuStar Energy’s and the executive’s performance objectives. Our executive compensation programs are designed to accomplish the following long-term objectives:

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

Compensation for our NEOs primarily consists of base salary, an annual incentive bonus and long-term, equity-based incentives. Our executives participate in the same group benefit programs available to our salaried employees in the United States. In addition, see “Post-Employment Benefits” below in this Item 11. Our executives do not have employment or severance agreements, other than the change-of-control agreements described below in “Potential Payments Upon Termination or Change of Control.” The Compensation Committee targets base salary for our NEOs, as well as annual incentive bonus and long-term incentive awards (expressed, in each case, as a percentage of base salary), at or near the median of our peer group and after reviewing survey data for a group of 825 industrial companies. In each case, an executive’s salary and incentive opportunities are determined by the unique responsibilities of his or her position and by each executive’s experience and performance, with the market information in mind.

Our NEOs for the year ended December 31, 2010 were: Curtis V. Anastasio, Steven A. Blank, James R. Bluntzer, Paul W. Brattlof and Mary Rose Brown.

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

Annually, the Compensation Committee reviews market trends in compensation, including the practices of identified competitors, and the alignment of the compensation program with NuStar Energy’s strategy. Specifically, for executive officers, the Compensation Committee:

•	establishes and approves target compensation levels for each executive officer;

•	approves company performance measures and goals;

•	determines the mix between cash and equity compensation, short-term and long-term incentives and benefits;

•	verifies the achievement of previously established performance goals; and

•	approves the resulting cash or equity awards to executives.

In making determinations about total compensation for executives, the Compensation Committee takes into account a number of factors, including: the competitive market for talent; compensation paid at peer companies; NuStar Energy’s performance; the particular executive’s role, responsibilities, experience and performance; and retention. The Compensation Committee also considers other equitable factors such as the role, contribution and performance of an individual executive relative to the executive’s peers at the company. The Compensation Committee does not assign specific weight to these factors, but rather makes a subjective judgment taking all of these factors into account.

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

Selection of Compensation Comparative Data

The Compensation Committee relies upon two primary sources of competitive compensation data in assessing base salary rates, annual incentive compensation and long-term incentive compensation: a group of master limited partnerships and other companies in our industry and broader survey data on comparably sized entities.

To establish compensation for the NEOs, including the CEO, the Committee, in consultation with management and BDO, identified a specific group of 15 master limited partnerships and three independent, regional refining companies to evaluate competitive rates of compensation (the Compensation Comparative Group). The three refining companies, Frontier Oil Corporation, Holly Corporation and Western Refining Inc., were added to our prior peer list in 2008 to account for our acquisition of asphalt refining and marketing assets from CITGO Asphalt Refining Company in March 2008. Each of these organizations is in our industry, and, in our opinion, competes with us for executive talent. The competitive data for these companies is derived from their respective publicly filed annual proxy statements or annual reports on Form 10-K.

Company	Ticker
1. Boardwalk Pipeline Partners	BWP
2. Buckeye Partners LP	BPL
3. Copano Energy LLC	CPNO
4. Crosstex Energy LP	XTEX
5. Enbridge Energy Partners LP	EEP
6. Energy Transfer Partners	ETP
7. Enterprise Product Partners LP	EPD
8. Kinder Morgan Energy LP	KMP
9. Magellan Midstream Partners LP	MMP
10. Mark West Energy Partners	MWE
11. ONEOK Partners, L.P.	OKS
12. Plains All American Pipeline LP	PAA
13. Regency Energy Partners	RGNC
14. Sunoco Logistics Partners LP	SXL
15. Frontier Oil Corporation*	FTO
16. Holly Corporation*	HOC
17. Western Refining Inc.*	WNR

    * Added in 2008.

The Compensation Committee also periodically reviews survey data reported on a position-by-position basis to ascertain additional information regarding compensation of comparable positions. The survey data consists of general industry data for executive positions reported in the Towers Perrin Executive Compensation General Industry database, a proprietary compensation database of an approximate 825 U.S. industrial companies that is updated each year. In 2009, BDO reviewed and interpreted the tabular data from the Towers Perrin survey for companies in a range of reported revenues comparable to NuStar Energy’s. We refer to the competitive survey data, together with the Compensation Comparative Group data, as the Compensation Comparative Data.

Process and Timing of Compensation Decisions

The Compensation Committee reviews and approves all compensation for the NEOs. Recommendations regarding compensation for NEOs other than the CEO are developed by the CEO in consultation with BDO. In making these recommendations, the CEO considers the Compensation Comparative Data and evaluates the individual performance of each named executive officer and their respective contributions to the Company. The recommendations are then reviewed by the Compensation Committee, which may accept the recommendations or may make adjustments to the recommended compensation based on their own assessment of the individual’s performance and contributions to NuStar Energy.

As required by the Compensation Committee’s charter, the compensation of the CEO is reviewed and approved by the Compensation Committee based on the Compensation Comparative Data; discretionary adjustments may be made based upon their independent evaluation of the CEO’s performance and contributions.

Each July, the Compensation Committee reviews the NEOs’ total compensation, including base salary and the target levels of annual incentive and long-term incentive compensation. Prior to 2010, the review has included a comparison with competitive market data provided by BDO, an evaluation of the total compensation of the executive officer group from an internal equity perspective and reviews of reports on the compensation history of each executive. Based on these reviews and evaluations, the Compensation Committee established annual salary rates for executive officer positions for the upcoming 12-month period and sets target levels of annual incentive and long-term incentive compensation. Although the target levels are established in July, the long-term incentives are reviewed again at the time of grant, typically in the fourth quarter for unit options and restricted units and in the first quarter for performance units. The Compensation Committee may also review salaries or grant long-term incentive awards at other times during the year because of new appointments, promotions or other extraordinary circumstances.

The following table summarizes the approximate timing of some of our significant compensation events:

Event	Timing
Establishing financial performance objectives for current year’s annual incentive bonus; evaluating achievement of bonus metrics in prior year	First quarter
Review and certify financial performance for performance units granted in prior years; grant performance units	First quarter
Review base salaries for executive officers for the current year and targets for annual incentive bonus and long-term incentive grants	Third quarter
Consider grant of restricted unit and unit options to employees and officers and grant restricted units to directors	Fourth quarter
Setting meeting dates for action by the Compensation Committee for the upcoming year	Fourth quarter

Additional information regarding the timing of 2010 long-term incentive grants is discussed below under “Performance Units” and “Restricted Units.”

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

The following table summarizes the relative size of base salary and incentive compensation targets for 2010 for each of our NEOs:

Name	Target Percentage of Total Direct Compensation
	Base Salary (%)	Annual Incentive Bonus	Long-Term Incentives	TOTAL
Anastasio	29	24	47	100
Blank	40	20	40	100
Bluntzer	40	20	40	100
Brattlof	42	20	38	100
Brown	40	20	40	100

Individual Performance and Personal Objectives

The Compensation Committee evaluates our NEOs’ individual performance and personal objectives with input from our CEO. Our CEO’s performance is evaluated by the Compensation Committee in consultation with other members of the Board.

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

We use our evaluation of individual performance to supplement our objective compensation criteria and adjust an executive officer’s recommended compensation. For example, although an individual officer’s indicated bonus may be calculated to be $100,000, an individual performance evaluation might result in a reduction or increase of that indicated bonus.

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

In July 2010, our NEOs received the same 3% adjustment to annualized base salaries that was approved for all eligible employees.

Name	Annualized Base Salary at December 31, 2010	July 2010 Increase to Prior Annualized Base Salary
Anastasio	$488,000	$14,200
Blank	351,130	10,230
Bluntzer	314,670	9,170
Brattlof	298,290	8,690
Brown	314,670	9,170

Annual Incentive Bonus

Our NEOs participate in the annual incentive plan in which all domestic company employees participate. Under the plan, participants can earn annual incentive bonuses based on the following three factors:

•

The individual’s position, which is used to determine a targeted percentage of annual base salary that may be awarded as incentive bonus. Generally, the target amount for the NEOs is set following the analysis of market practices in the Compensation Comparative Group and a determination of the median bonus target available to comparable executives in those companies;

•	NuStar Energy’s attainment of specific quantitative financial goals, which are established by the Compensation Committee during the first quarter of the year; and

•	A discretionary evaluation by the Compensation Committee of both NuStar Energy’s performance and, in the case of the NEOs, the individual executive’s performance.

The following table shows the percentage of each NEO’s salary paid in 2010 that represents his or her annual bonus target for the fiscal year ended December 31, 2010, before discretionary adjustments, as discussed below:

Name	Annual Incentive Bonus Target as a Percentage of Base Salary
Anastasio	80
Blank	50
Bluntzer	50
Brattlof	50
Brown	50

Determination of Annual Incentive Target Opportunities

As stated above, each named executive officer has an annual incentive opportunity generally based on a stated percentage of his or her base salary. This target proportion is the annual incentive award for achieving a 100% score on our stated financial goal under the bonus plan. For example, Mr. Anastasio has a target annual incentive opportunity equal to 80% of his base annual salary. Mr. Anastasio was paid $480,900 in salary for 2010, and therefore, his target annual incentive opportunity for a 100% score was $384,700. In addition, the plan allows for the upward or downward adjustment of awards, based upon attainment of the financial goal, equal to a range of 0% to 200% of the target award. If we failed to reach at least the threshold level of performance for our financial goal, the participant would have earned an incentive award of $0. Likewise, if we had achieved the maximum level of performance for the financial goal, the participant could earn up to 200% of his target award.

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

Company Performance Objectives

In 2010, as in prior years, the Compensation Committee approved a DCF metric for NuStar Energy’s bonus metric, based on management’s recommendations and input from BDO. In the MLP investment community, DCF is widely regarded as a significant determinant of unit price, and, as such, the Compensation Committee believes the measure appropriately focuses employees on improving DCF. We believe that basing bonus on DCF aligns our management’s interest with our unitholders’ interest in continuously increasing distributions in a prudent manner.

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

Each year, the Compensation Committee establishes NuStar Energy’s budgeted DCF for the year as a target and establishes corresponding levels of performance for which the incentive opportunity would be paid, such that if less than 90% of the target was attained, no bonus would be paid; if 90% of the target was attained, 50% of the incentive opportunity could be paid; if the target was achieved, 100% of the incentive opportunity could be paid; if 110% of the target was attained, 150% of the incentive opportunity could be paid; and if 120% or more of the target was attained, 200% of the incentive opportunity could be paid. The budgeted DCF may be adjusted during the year to account for acquisitions or other significant changes not anticipated at the time the target was determined. In 2010, NuStar’s budgeted DCF was $335,400,000.

Determination of Awards

For the 2010 annual incentive bonus determination, the Compensation Committee measured NuStar Energy’s DCF against the established target to determine the amount of incentive award earned. NuStar Energy’s DCF for 2010 would have resulted in payment of 101% of the incentive opportunity.

Upon reviewing the 101% performance score and upon management’s recommendation, the Compensation Committee exercised its discretionary judgment regarding the plan and adjusted the performance score to 100%. This resulted in each employee, including the NEOs, having a potential annual incentive award equal to 100% of his or her target award. In making the adjustment, the Compensation Committee took into consideration NuStar Energy’s management’s continuing emphasis on cost-control, balanced by a desire to appropriately recognize and reward our employees’ significant accomplishments in 2010.

Name	Bonuses Paid For 2010
Anastasio	$385,000
Blank	173,000
Bluntzer	155,000
Brattlof	147,000
Brown	155,000

Long-term Incentive Awards

We provide unit-based, long-term compensation for employees, including executives and directors, through our Second Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), which was approved by our unitholders on September 18, 2006. The 2000 LTIP provides for a variety of unit and unit-based awards, including unit options, restricted units and performance units. Performance units vest (become nonforfeitable) upon the achievement of an objective performance goal. Long-term incentive awards vest over a period determined by the Compensation Committee.

Under the design of the long-term incentive award plan, each plan participant, including the NEOs, are designated a target long-term incentive award expressed as a percentage of base salary. This percentage reflects the expected fair value of the awards to be granted in aggregate each year. In determining the expected fair value, BDO employed a projected value model to determine the value of long-term incentive grants, which requires first calculating the value of an award by projecting the growth in the fair market value of a unit and then calculating the present value of the expected gain at the end of five years.

For the NEOs, the 2010 long-term incentive target percentages (expressed as a percent of base salary) were established as shown in the table below.

Name	Long-Term Incentive Target (% of base salary)
Anastasio	160
Blank	100
Bluntzer	100
Brattlof	90
Brown	100

The Compensation Committee allocates a percentage of long-term award value to performance-based awards and a percentage to awards that focus on retention and increasing ownership levels of executive officers. In 2010, the target levels were allocated in the following manner for each individual:

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

The Compensation Committee reviews and approves all grants for the NEOs. The CEO develops individual grant recommendations based upon the methodology described above, but both the CEO and the Compensation Committee may make adjustments to the recommended grants based upon an assessment of an individual’s performance and contributions to NuStar Energy. The grants to the CEO is decided solely by the Compensation Committee following the methodology described above, and the Compensation Committee may make discretionary adjustments to the calculated level of long-term incentives to grant based upon its independent evaluation of the CEO’s performance and contributions.

Restricted Units

Name	Restricted Units Granted in 2010
	NS	NSH
Anastasio	6,900	6,500
Blank	3,065	2,560
Bluntzer	2,750	2,290
Brattlof	2,345	1,955
Brown	2,750	2,290

The restricted units comprise approximately 70% of each executive’s total NuStar Energy long-term incentive target. The Compensation Committee presently expects to grant restricted units annually. The executives’ long-term incentive targets include approximately 70% NuStar Energy restricted units and 30% NuStar GP Holdings restricted units (in both cases, calculated from an assumed unit value based on the average closing price for the business days in the last two weeks of August 2010, and adjusted for the risk of forfeiture). The restricted units all vest in equal increments on the anniversary of the grant date over five years. Restricted units of NuStar GP Holdings were introduced into the compensation program in 2008 to reflect the fact that the performance of NuStar GP Holdings is directly tied to the performance of NuStar Energy, since NuStar GP Holdings’ sole asset is its interest in NuStar Energy. The NuStar GP Holdings restricted units grants, as well as the grants of the NuStar Energy restricted units, were approved in a joint meeting of the Compensation Committee and the compensation committee of NuStar GP Holdings’ Board of Directors.

In 2010, the Compensation Committee and management made a determination that the grants for employees, including management and non-employee directors, would be made as soon as administratively practicable after the third business day following our third quarter earnings release, which was October 25, 2010. Due to an across-company evaluation by management designed to standardize long-term incentive grant targets across titles and departments, along with management’s introduction of improvements to the software tool used to execute the grants, the grant date was not administratively practicable until December 30, 2010.

Performance Units

Name	Performance Unit Grants in 2010
Anastasio	5,230
Blank	2,350
Bluntzer	2,110
Brattlof	1,800
Brown	2,110

Performance units comprise approximately 30% of each of our NEOs’ total NuStar Energy long-term incentive targets. The Compensation Committee expects to award performance units annually. Performance units are earned only upon NuStar Energy’s achievement of an objective performance measure, total unitholder return (TUR), as compared with the Compensation Comparative Group. NuStar Energy’s TUR is the total return to unitholders, based upon the growth in the unit price, as well as cash distributions to unitholders, during the year. The Compensation Committee believes this type of incentive award strengthens the tie between the named executive’s pay and our financial performance.

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

Each award is subject to vesting in three annual increments, based upon our TUR during rolling three-year periods that end on December 31 of each year following the date of grant. At the end of each performance period, our TUR is compared to the Compensation Comparative Group and ranked by quartile. Executives then earn 0%, 50%, 100% or 150% of that portion of the initial grant amount that is vesting, depending upon whether our TUR is in the last, 3rd, 2nd or 1st quartile, respectively, and they earn 200% if we rank highest in the group. Amounts not earned in a given performance period can be carried forward for one additional performance period and up to 100% of the carried amount can still be earned, depending upon the quartile achieved for that subsequent period. For the performance period ended December 31, 2010, our performance ranked in the first quartile of the group for the rolling three-year period, which resulted in vesting of 150% the 2010 performance units available to vest in 2011. Units that did not vest in prior years and have been carried over vested at 100%.

Perquisites and Other Benefits

Perquisites

We provide only minimal perquisites to our executive officers. Mr. Anastasio and Ms. Brown received reimbursement for club membership dues. Mr. Anastasio, Mr. Blank, Mr. Brattlof and Ms. Brown received federal income tax preparation services in 2010. Executives are also eligible to receive liability insurance. For more information on perquisites, see the Summary Compensation Table and its footnotes.

Other Benefits

We provide other benefits, including medical, life, dental and disability insurance in line with competitive market conditions. Our NEOs are eligible for the same benefit plans provided to our other employees, including our pension plan, 401(K) thrift plan (the Thrift Plan) and insurance and supplemental plans chosen and paid for by employees who desire additional coverage. Executive officers and other employees whose compensation exceeds certain limits are eligible to participate in non-qualified excess benefit programs whereby those individuals can choose to make larger contributions than allowed under the qualified plan rules and receive correspondingly higher benefits. These plans are described below under “Post-Employment Benefits.”

Post-Employment Benefits

Pension Plans

For a discussion of our pension plans, including the Excess Pension Plan and the Supplemental Executive Retirement Plan, please see the narrative description accompanying the Pension Benefits table below this item.

Nonqualified Deferred Compensation Plans

Excess Thrift Plan

The Excess Thrift Plan provides unfunded benefits to those employees of NuStar GP, LLC whose annual additions under the Thrift Plan are subject to the limitations on such annual additions as provided under §415 of the Internal Revenue Code of 1986, as amended (the Code), and/or who are constrained from making maximum contributions under the Thrift Plan by §401(a)(17) of the Code, which limits the amount of an employee’s annual compensation which may be taken into account under that plan. The Excess Thrift Plan is comprised of two separate components, consisting of (1) an “excess benefit plan” as defined under §3(36) of The Employee Retirement Income Security Act of 1974, as amended (ERISA) and (2) a plan that is maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. Each component of the Excess Thrift Plan consists of a separate plan for purposes of Title I of ERISA. To the extent a participant’s annual total compensation exceeds the compensation limits for the calendar year under §401(a)(17) of the Code ($245,000 for 2010), the participant’s excess thrift plan account is credited with that number of hypothetical NuStar Energy units that could have been purchased with the difference between:

•	The total company matching contributions that would have been credited to the participant’s account under the Thrift Plan had the participant’s contributions not been reduced pursuant to §401; and

•	The actual company matching contributions credited to such participant’s account.

Mr. Anastasio, Mr. Blank, Mr. Bluntzer, Mr. Brattlof and Ms. Brown participated in the Excess Thrift Plan in 2010.

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

Change-of-Control Severance Arrangements

We entered into change of control agreements with each of the NEOs in, or prior to, 2007. These agreements are intended to assure the continued availability of these executives in the event of certain transactions culminating in a “change of control” as defined in the agreements. The change of control employment agreements have three-year terms, which terms are automatically extended for one year upon each anniversary unless a notice not to extend is given by us. If a “change of control” (as defined in the agreements) occurs during the term of an agreement, then the agreement becomes operative for a fixed three-year period. The agreements provide generally that the executive’s terms and conditions of employment (including position, location, compensation and benefits) will not be adversely changed during the three-year period after a change of control of us.

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

Employment Agreements

None of the named executive officers have employment agreements other than the change-of-control agreements described above. As a result, in the event of a termination, retirement, death or disability, an officer will only receive compensation or benefits to which he or she would be entitled under the terms of, as applicable, the defined contribution, defined benefit, medical or long-term incentive plans.

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

NuStar GP Holdings accounts for awards of restricted units and unit options awarded to its directors, as well as the employees and directors of NuStar GP, LLC, at fair value. NuStar GP Holdings uses the market price at the grant date as the fair value of restricted units. NuStar GP Holdings estimates the fair value of unit options at the grant date using the Black-Scholes model. For both restricted units and unit options, NuStar GP Holdings recognizes the resulting compensation expense over the vesting period.

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

EXECUTIVE COMPENSATION

The tables that appear in the following pages of this section provide information required by the SEC regarding compensation paid to or earned by our NEOs for the year ended December 31, 2010. We have used captions and headings in these tables in accordance with the SEC regulations requiring these disclosures. The footnotes to these tables provide important information to explain the values presented in the tables, and are an important part of our disclosures.

SUMMARY COMPENSATION TABLE

FOR FISCAL YEAR ENDED DECEMBER 31, 2010

The following table provides a summary of compensation paid for the years ended December 31, 2010, December 31, 2009 and December 31, 2008 to NuStar GP, LLC’s CEO, CFO and to its three other most highly compensated executive officers. The table shows amounts earned by such persons for services rendered to NuStar GP, LLC in all capacities in which they served.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Unit Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Curtis V. Anastasio President and CEO	2010	480,900	385,000	1,019,418	0	0	190,656	37,001	2,112,975
	2009	466,900	284,300	832,123	0	0	195,281	37,632	1,816,236
	2008	448,400	368,000	739,738	0	0	172,039	41,159	1,769,336
Steven A. Blank Senior Vice President, CFO and Treasurer	2010	346,015	173,000	442,407	0	0	129,601	25,466	1,116,489
	2009	335,950	127,800	316,949	0	0	124,551	24,266	929,516
	2008	324,516	165,500	301,406	0	0	137,330	73,227	1,001,979
James R. Bluntzer Senior Vice President- Operations	2010	310,085	155,000	396,775	0	0	150,003	20,156	1,032,019
	2009	301,350	115,000	286,221	0	0	174,431	19,817	896,819
	2008	273,840	148,000	260,195	0	0	150,751	21,172	853,958
Paul W. Brattlof Senior Vice President- Supply and Trading	2010	293,945	147,000	338,466	0	0	47,013	22,342	848,856
	2009	285,392	108,600	269,663	0	0	39,902	19,710	723,267
Mary Rose Brown Senior Vice President- Administration	2010	310,085	155,000	396,775	0	0	63,442	18,555	943,857
	2009	301,350	115,000	286,221	0	0	54,276	25,737	782,584

Footnotes appear on the following page.

(1)	2010 bonus awards were paid in February 2011 with respect to 2010 performance. 2009 bonus amounts were paid in February 2010 with respect to 2009 performance. 2008 bonus amounts were paid in February 2009 with respect to 2008 performance. Bonuses were determined taking into consideration the individual executive’s targets, the executive’s performance and NuStar Energy’s performance in the applicable year, as described above under “Compensation Disclosure & Analysis-Annual Incentive Bonus.”
(2)	The amounts reported represent the grant date fair value of grants of restricted NuStar Energy L.P. units, NuStar Energy L.P. performance units and restricted NuStar GP Holdings, LLC units. Please see “Compensation Discussion and Analysis-Impact of Accounting and Tax Treatment-Accounting Treatment” above in this item for more information.
(3)	The amounts reported represent grant date fair value of grants of options to purchase NuStar Energy L.P. units and options to purchase NuStar GP Holdings, LLC units. Please see “Compensation Discussion and Analysis-Impact of Accounting and Tax Treatment-Accounting Treatment” above in this item for more information.
(4)	For the applicable NEOs, the following table identifies the separate amounts attributable to (A) the aggregate change in the actuarial present value of the NEO’s accumulated benefit under NuStar GP, LLC’s defined benefit and actuarial pension plans, including supplemental plans (but excluding tax-qualified defined contribution plans and nonqualified defined contribution plans), and (B) above-market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified.

Name	Year	(A)	(B)	TOTAL
Anastasio	2010	$190,656	$0	$190,656
	2009	195,281	0	195,281
	2008	172,039	0	172,039
Blank	2010	129,601	0	129,601
	2009	124,551	0	124,551
	2008	137,330	0	137,330
Bluntzer	2010	150,003	0	150,003
	2009	174,431	0	174,431
	2008	150,751	0	150,751
Brattlof	2010	47,013	0	47,013
	2009	39,902	0	39,902
Brown	2010	63,442	0	63,442
	2009	54,276	0	54,276

(5)	The amounts reported in this column for 2010 consist of the following for each officer:

Name	Club Dues	Company Contribution to Thrift Plan	Company Contribution to Excess Thrift Plan	Tax Preparation	Personal Liability Insurance	Executive Health Exams (a)	TOTAL
Anastasio	$7,032	$12,552	$14,154	$850	$2,413	$0	$37,001
Blank	0	14,700	6,061	850	2,413	1,442	25,466
Bluntzer	0	12,396	3,905	0	2,413	1,442	20,156
Brattlof	0	17,637	0	850	2,413	1,442	22,342
Brown	5,070	6,317	3,905	850	2,413	0	18,555

(a)	The amount reported is the difference between the value of executive health exams made available to NuStar Energy officers and the value of NuStar Energy’s all-employee wellness assessments.

GRANTS OF PLAN-BASED AWARDS

FOR FISCAL YEAR ENDED DECEMBER 31, 2010

The following table provides further information regarding the grants of plan-based awards to the NEOs.

Name	Grant Date	Date of approval by Comp Committee	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Unit)	Grant Date Fair Value of Unit and Unit Option Awards ($)
			Threshold (#)	Target (#)	Maximum (#)
Anastasio	02/26/2010(1)	02/26/2010	0	5,230	10,460	-	-	-	300,150	(4)
	12/30/2010(2)	10/20/2010	-	-	-	6,900	-	-	481,758	(5)
	12/30/2010(3)	10/20/2010	-	-	-	6,500	-	-	237,510	(6)
Blank	02/26/2010(1)	02/26/2010	0	2,350	4,700	-	-	-	134,867	(4)
	12/30/2010(2)	10/20/2010	-	-	-	3,065	-	-	213,998	(5)
	12/30/2010(3)	10/20/2010	-	-	-	2,560	-	-	93,542	(6)
Bluntzer	02/26/2010(1)	02/26/2010	0	2,110	4,220	-	-	-	121,093	(4)
	12/30/2010(2)	10/20/2010	-	-	-	2,750	-	-	192,005	(5)
	12/30/2010(3)	10/20/2010	-	-	-	2,290	-	-	83,677	(6)
Brattlof	02/26/2010(1)	02/26/2010	0	1,800	3,600	-	-	-	103,302	(4)
	12/30/2010(2)	10/20/2010	-	-	-	2,345	-	-	163,728	(5)
	12/30/2010(3)	10/20/2010	-	-	-	1,955	-	-	71,436	(6)
	02/26/2010(1)	02/26/2010	0	2,110	4,220	-	-	-	121,093	(4)
Brown	12/30/2010(2)	10/20/2010	-	-	-	2,750	-	-	192,005	(5)
	12/30/2010(3)	10/20/2010	-	-	-	2,290	-	-	83,677	(6)

Footnotes:

(1)	Performance units were awarded by the Board, upon recommendation of the Compensation Committee, on February 26, 2010. Each award is subject to vesting in three annual increments, based upon our TUR during rolling three-year periods that end on December 31 of each year following the date of grant. At the end of each performance period, our TUR is compared to the Peer Group and ranked by quartile. Executives then earn 0%, 50%, 100% or 150% of that portion of the initial grant amount that is vesting, depending upon whether our TUR is in the last, 3rd, 2nd or 1st quartile, respectively, and they earn 200% if we rank highest in the group. Amounts not earned in a given performance period can be carried forward for one additional performance period and up to 100% of the carried amount can still be earned. For the performance period ended December 31, 2010, our performance ranked in the first quartile of the group, and 150% of the eligible units were vested.
(2)	Restricted units of NuStar Energy were granted by the Compensation Committee at a joint meeting with the Compensation Committee of NuStar GP Holdings, LLC on October 20, 2010 and the grant date for these restricted units was set at that time for the date that was as soon as administratively practicable after the third quarter earnings announcement. The restricted units vest 1/5 annually over five years beginning on the first anniversary of the grant date.

(3)	Restricted units of NuStar GP Holdings, LLC were approved by the Compensation Committee of NuStar GP Holdings at a joint meeting with the Compensation Committee of NuStar GP, LLC on October 20, 2010, and the grant date for these restricted units was set at that time for the date that was as soon as administratively practicable after the third quarter earnings announcement. The restricted units vest 1/5 annually over five years beginning on the first anniversary of the grant date.
(4)	The grant date fair value for performance units was determined by multiplying the number of performance units that were granted by the NYSE closing unit price of our units on the date of grant, $57.39.
(5)	The grant date fair value for restricted units was determined by multiplying the number of restricted units that were granted by the NYSE closing unit price of our units on the date of grant, $69.82.
(6)	The grant date fair value for restricted units was determined by multiplying the number of NuStar GP Holdings, LLC restricted units that were granted by the NYSE closing unit price of NuStar GP Holdings, LLC units on the date of grant, $36.54.

OUTSTANDING EQUITY AWARDS

AT DECEMBER 31, 2010

The following table provides further information regarding our NEOs’ unexercised unit options, unvested restricted units and unvested performance units as of December 31, 2010. The value of NuStar Energy restricted units reported below is equal to $69.48, the NuStar Energy L.P. closing price on the NYSE on December 31, 2010. The value of the NuStar GP Holdings, LLC restricted units reported below is equal to $36.33, the NuStar GP Holdings, LLC closing price on the NYSE on December 31, 2010.

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)
	14,000(1)	0	-	38.22	03/22/2012	-	-	-	-
	10,000(2)	0	-	36.30	09/23/2012	-	-	-	-
	11,800(3)	0	-	45.35	10/29/2013	-	-	-	-
Anastasio	9,625(4)	0	-	56.51	10/28/2014	-	-	-	-
	13,450(5)	0	-	57.51	10/27/2012	-	-	-	-
	8,800(6)	2,200	-	55.92	11/02/2013	-	-	-	-
	18,767(7)	37,533	-	31.55	11/16/2014	-	-	-	-
	-	-	-	-	-	21,242(9)	1,475,894	-	-
	-	-	-	-	-	16,920(10)	614,704	-	-
	-	-	-	-	-	16,969(11)	1,179,006	-	-
	3,333(1)	0	-	38.22	03/22/2012	-	-	-	-
	3,333(2)	0	-	36.30	09/23/2012	-	-	-	-
	8,700(3)	0	-	45.35	10/29/2013	-	-	-	-
Blank	6,875(4)	0	-	56.51	10/28/2014	-	-	-	-
	7,225(5)	0	-	57.51	10/27/2012	-	-	-	-
	4,100(6)	1,025	-	55.92	11/02/2013	-	-	-	-
	13,667(7)	27,333	-	31.55	11/16/2014	-	-	-	-
	-	-	-	-	-	8,895(12)	618,025	-	-
	-	-	-	-	-	6,596(13)	239,633	-	-
	-	-	-	-	-	7,257(14)	504,216
	4,500(1)	0	-	38.22	03/22/2012	-	-	-	-
	2,675(3)	0	-	45.35	10/29/2013	-	-	-	-
	2,475(4)	0	-	56.51	10/28/2014	-	-	-	-
Bluntzer	5,400(5)	0	-	57.51	10/27/2012	-	-	-	-
	3,240(6)	810	-	55.92	11/02/2013	-	-	-	-
	11,667(7)	23,333	-	31.55	11/16/2014	-	-	-	-
	-	-	-	-	-	7,896(15)	548,614	-	-
	-	-	-	-	-	5,878(16)	213,548	-	-
	-	-	-	-	-	6,326(17)	439,530	-	-

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)
	1,020(8)	680	-	69.15	04/30/2014	-	-	-	-
	11,667(7)	23,333	-	31.55	11/16/2014	-	-	-	-
Brattlof	-	-	-	-	-	7,421(18)	515,611	-	-
	-	-	-	-	-	5,331(19)	193,675	-	-
	-	-	-	-	-	5,378(20)	373,663	-	-
	1,020(8)	680	-	69.15	04/30/2014	-	-	-	-
	11,667(7)	23,333	-	31.55	11/16/2014	-	-	-	-
Brown	-	-	-	-	-	7,986(21)	554,867	-	-
	-	-	-	-	-	5,878(22)	213,548	-	-
	-	-	-	-	-	5,838(23)	405,624	-	-

Footnotes on following page.

Footnotes:

(1)	Options granted March 22, 2002 vested in 1/3 increments over three years, beginning on the first anniversary of the date of grant.
(2)	Options granted September 23, 2002 vested in 1/3 increments over three years, beginning on the first anniversary of the date of grant.
(3)	Options granted October 29, 2003 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(4)	Options granted on October 28, 2004 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(5)	Options granted on October 27, 2005 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(6)	Options granted on November 2, 2006 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(7)	Options of NuStar GP Holdings granted November 16, 2007 vest in 1/3 increments over three years, beginning on the third anniversary of the date of grant.
(8)	Options granted April 30, 2007 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(9)	Mr. Anastasio’s restricted NuStar Energy L.P. units consist of: 838 restricted units granted November 2, 2006; 2,884 restricted units granted November 16, 2007; 5,100 restricted units granted November 6, 2008; 5,520 restricted units granted December 14, 2009; and 6,900 restricted units granted December 30, 2010. All of Mr. Anastasio’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(10)	Mr. Anastasio’s restricted NuStar GP Holdings, LLC units consist of: 5,220 restricted units granted November 6, 2008; 5,200 restricted units granted December 14, 2009; and 6,500 restricted units granted December 30, 2010. All of Mr. Anastasio’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(11)	Mr. Anastasio’s unvested NuStar Energy L.P. performance units were granted January 26, 2006, January 25, 2007, January 24, 2008, January 22, 2009 and February 26, 2010 and vest annually in 1/3 increments over three years beginning on the first anniversary of their grant date. The performance units are payable in NuStar Energy L.P.’s units. Upon vesting, the performance units are converted into a number of NuStar Energy L.P. units based on NuStar Energy’s TUR during rolling three-year periods that end of December 31 of each year following the date of grant. At the end of each performance period, NuStar Energy’s TUR is compared to the Peer Group and ranked by quartile. Holders of the performance units then earn 0%, 50%, 100% or 150% of that portion of the initial grant that is vesting, depending upon whether NuStar Energy’s TUR is in the last, third, second or first quartile, respectively; holders earn 200% if NuStar Energy is the highest ranking entity in the Peer Group. For the period ended December 31, 2008, NuStar’s TUR was in the third quartile of it and the Peer Group, which resulted in a 50% vest for participants. Mr. Anastasio received a total of 2,763 units for the 2008 performance period. For the period ended December 31, 2009, NuStar’s TUR was in the last quartile of it and the Peer Group, which resulted in no vesting for participants. For the period ended December 31, 2010, NuStar’s TUR was in the first quartile of it and the Peer Group, which resulted in a 150% vest for participants. Mr. Anastasio received a total of 13,908 units for the 2010 performance period.
(12)	Mr. Blank’s restricted NuStar Energy L.P. units consist of: 390 restricted units granted November 2, 2006; 1,344 restricted units granted November 16, 2007; 1,980 restricted units granted November 6, 2008; 2,116 restricted units granted December 14, 2009; and 3,065 restricted units granted December 30, 2010. All of Mr. Blank’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(13)	Mr. Blank’s restricted NuStar GP Holdings, LLC units consist of: 2,040 restricted units granted November 6, 2008; 1,996 restricted units granted December 14, 2009; and 2,560 restricted units granted December 30, 2010. All of Mr. Blank’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(14)	Mr. Blank’s unvested NuStar Energy L.P. performance units were granted January 26, 2006, January 25, 2007, January 24, 2008, January 22, 2009 and February 26, 2010 and vest in accordance with the description in Footnote (11) above. For the 2008 period, Mr. Blank received a total of 1,350 units. For the 2009 period, Mr. Blank received no vested performance units. For the 2010 period, Mr. Blank received a total of 5,965 units.
(15)	Mr. Bluntzer’s restricted NuStar Energy L.P. units consist of: 310 restricted units granted November 2, 2006; 1,200 restricted units granted November 16, 2007; 1,740 restricted units granted November 6, 2008; 1,896 restricted units granted December 14, 2009; and 2,750 restricted units granted December 30, 2010. All of Mr. Bluntzer’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(16)	Mr. Bluntzer’s restricted NuStar GP Holdings, LLC units consist of: 1,800 restricted units granted November 6, 2008; 1,788 restricted units granted December 14, 2009; and 2,290 restricted units granted December 30, 2010. All of Mr. Bluntzer’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(17)	Mr. Bluntzer’s unvested NuStar Energy L.P. performance units were granted January 26, 2006, January 25, 2007, January 24, 2008, January 22, 2009 and February 26, 2010 and vest in accordance with Footnote (11) above. For the 2008 period, Mr. Bluntzer received a total of 1,054 units. For the 2009 period, Mr. Bluntzer received no vested performance units. For the 2010 period, Mr. Bluntzer received a total of 5,136 units.
(18)	Mr. Brattlof’s restricted NuStar Energy L.P. units consist of: 400 restricted units granted April 30, 2007; 1,200 restricted units granted November 16, 2007; 1,680 restricted units granted November 6, 2008; 1,796 restricted units granted December 14, 2009; and 2,345 restricted units granted December 30, 2010. All of Mr. Brattlof’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(19)	Mr. Brattlof’s restricted NuStar GP Holdings, LLC units consist of: 1,680 restricted units granted November 6, 2008; 1,696 restricted units granted December 14, 2009; and 1,955 restricted units granted December 30, 2010. All of Mr. Brattlof’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(20)	Mr. Brattlof’s unvested NuStar Energy L.P. performance units were granted April 30, 2007, January 24, 2008, January 22, 2009 and February 26, 2010 and vest in accordance with Footnote (11) above. For the 2009 period, Mr. Brattlof received no vested performance units. For the 2010 period, Mr. Brattlof received a total of 4,369 units.
(21)	Ms. Brown’s restricted NuStar Energy L.P. units consist of: 400 restricted units granted April 30, 2007; 1,200 restricted units granted November 16, 2007; 1,740 restricted units granted November 6, 2008; 1,896 restricted units granted December 14, 2009; and 2,750 restricted units granted December 30, 2010. All of Ms. Brown’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(22)	Ms. Brown’s restricted NuStar GP Holdings, LLC units consist of: 1,800 restricted units granted November 6, 2008; 1,788 restricted units granted December 14, 2009; and 2,290 restricted units granted December 30, 2010. All of Ms. Brown’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.
(23)	Ms. Brown’s unvested NuStar Energy L.P. performance units were granted April 30, 2007, January 24, 2008, January 22, 2009 and February 26, 2010 and vest in accordance with Footnote (11) above. For the 2009 period, Ms. Brown received no vested performance units. For the 2010 period, Ms. Brown received a total of 4,648 units.

OPTION EXERCISES AND UNITS VESTED

IN YEAR ENDED DECEMBER 31, 2010

The following table provides further information regarding option exercises by our NEOs, and the vesting of restricted units and performance units held by our NEOs, during 2010.

	Option Awards(1)		Unit Awards
Name	Number of Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)(7)
Anastasio	-	-	9,300(2)	526,377
Blank	-	-	3,914(3)	223,880
Bluntzer	-	-	3,373(4)	192,297
Brattlof	-	-	2,793(5)	156,344
Brown	-	-	2,901(6)	161,715

Footnotes:

(1)	None of the NEOs exercised options in 2010.
(2)	Mr. Anastasio’s NuStar Energy L.P. units vested in 2010 as follows: 900 units on October 27, 2010; 838 units on November 2, 2010; 1,700 units on November 6, 2010; 1,442 units on November 16, 2010; and 1,380 units on December 14, 2010. Mr. Anastasio’s NuStar GP Holdings, LLC units vested in 2010 as follows: 1,740 NuStar GP Holdings, LLC units on November 6, 2010 and 1,300 units on December 14, 2010.
(3)	Mr. Blank’s NuStar Energy L.P. units vested in 2010 as follows: 484 units on October 27, 2010; 390 units on November 2, 2010; 660 units on November 6, 2010; 672 units on November 16, 2010; and 529 units on December 14, 2010. Mr. Blank’s NuStar GP Holdings, LLC units vested in 2010 as follows: 680 NuStar GP Holdings, LLC units on November 6, 2010 and 499 units on December 14, 2010.
(4)	Mr. Bluntzer’s NuStar Energy L.P. units vested in 2010 as follows: 362 units on October 27, 2010; 310 units on November 2, 2010; 580 units on November 6, 2010; 600 units on November 16, 2010 and 474 units on December 14, 2010. Mr. Bluntzer’s NuStar GP Holdings, LLC units vested in 2010 as follows: 600 NuStar GP Holdings, LLC units on November 6, 2010 and 447 units on December 14, 2010.
(5)	Mr. Brattlof’s NuStar Energy L.P. units vested in 2010 as follows: 200 units on April 30, 2010; 560 units on November 6, 2010; 600 units on November 16, 2010; and 449 on December 14, 2010. Mr. Brattlof’s NuStar GP Holdings, LLC units vested in 2010 as follows: 560 NuStar GP Holdings, LLC units on November 6, 2010 and 424 units on December 14, 2010.
(6)	Ms. Brown’s units vested in 2010 as follows: 200 units on April 30, 2010; 580 units on November 6, 2010; 600 units on November 16, 2010; and 474 on December 14, 2010. Ms. Brown’s NuStar GP Holdings, LLC units vested in 2010 as follows: 600 NuStar GP Holdings, LLC units on November 6, 2010 and 447 units on December 14, 2010.
(7)	The value realized on vesting was calculated by multiplying the closing price of NuStar Energy L.P. units on the NYSE on the date of vesting by the number of NuStar Energy L.P. units vested or the closing price of NuStar GP Holdings, LLC units on the NYSE on the date of vesting by the number of NuStar GP Holdings, LLC units vested, as applicable. The closing prices of the applicable dates are as follows:

Vesting Date	NS Closing Price ($)
April 30, 2010	61.56
October 27, 2010	63.13
November 2, 2010	64.65
November 6, 2010	66.39
November 16, 2010	65.77
December 14, 2010	70.66
NSH Closing Price ($)
November 6, 2010	35.50
December 14, 2010	37.23

POST-EMPLOYMENT COMPENSATION

PENSION BENEFITS

FOR YEAR ENDED DECEMBER 31, 2010

The following table provides information regarding the accumulated benefits of our named executive officer under NuStar GP, LLC’s pension plans during the year ended December 31, 2010.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit($)(1)	Payments During Last Fiscal Year
Anastasio	NuStar GP, LLC Pension Plan	4.5	119,378	0
	NuStar GP, LLC Excess Pension Plan	-	252,425	0
	NuStar GP, LLC Supplemental Executive Retirement Plan	9.0	492,537	0
Blank	NuStar GP, LLC Pension Plan	4.5	129,950	0
	NuStar GP, LLC Excess Pension Plan	-	139,029	0
	NuStar GP, LLC Supplemental Executive Retirement Plan	9.0	342,383	0
Bluntzer	NuStar GP, LLC Pension Plan	4.5	129,339	0
	Excess Pension Plan	34.6	762,754	0
	Supplemental Executive Retirement Plan	-	-	0
Brattlof	NuStar GP, LLC Pension Plan	3.8	74,741	0
	Excess Pension Plan	3.8	53,165	0
	Supplemental Executive Retirement Plan	-	-	0
Brown	NuStar GP, LLC Pension Plan	3.7	97,454	0
	Excess Pension Plan	3.7	82,053	0
	Supplemental Executive Retirement Plan	-	-	0

Footnotes:

(1)	The present values stated above were calculated using the same interest rate and mortality table that we use for valuations under FASB Statement No. 87 for financial reporting purpose. The present values as of December 31, 2010 were determined using: (a) a 5.82% discount rate, and (b) the plans’ earliest unreduced retirement age (i.e., age 62). The present values reflect postretirement mortality rates based on the RP2000 Combined Healthy Mortality Table Projected by Scale AA to 2015. No decrements were included for preretirement termination, mortality or disability. Where applicable, lump sums were determined based on a 5.82% interest rate and the mortality table prescribed by the Internal Revenue Service in Revenue Ruling 2007-67 and updated by IRS Notice 2008-85 for distributions in the years 2009-2013.

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

Mr. Anastasio and Mr. Blank participate in the SERP.

NONQUALIFIED DEFERRED COMPENSATION

FOR YEAR ENDED DECEMBER 31, 2010

The following table provides additional information regarding contributions by NuStar GP, LLC and each of our NEOs under our non-qualified defined contribution and other deferred compensation plans during the year ended December 31, 2010. The table also presents each named executive officer’s withdrawals, earnings and year-end balances in such plans. Please see the descriptions of our Excess Thrift Plan and the Frozen Nonqualified 401(k) Plan above in “Compensation Discussion and Analysis- Post-Employment Benefits.”

Name	Executive Contributions in 2010 ($)(1)	Registrant Contributions in 2010 ($)(2)	Aggregate Earnings in 2010 ($)(3)	Aggregate Withdrawals/ Distributions ($)(4)	Aggregate Balance at December 31, 2010 ($)(5)
Anastasio	0	14,154	58,159	0	454,205
Blank	0	6,061	132,017	0	1,148,343
Bluntzer	0	3,905	4,859	0	23,975
Brattlof	0	0	1,945	0	8,472
Brown	0	3,905	4,104	0	20,267

Footnotes:

(1)	The executives made no contributions to these plans in 2010.
(2)	Amounts reported represent our contributions to our Excess Thrift Plan. All of the amounts included in this column are included within the amounts reported as “All Other Compensation” for 2010 in the Summary Compensation Table.
(3)	Amounts include the earnings (excluding dividends, if any), if any, of the executives’ respective account in (as applicable) our Excess Thrift Plan and our Frozen Nonqualified 401(k) Plan.
(4)	The executives made no withdrawals from and received no distributions under our plans in 2010.
(5)	Amounts include the aggregate balance, if any, of the executives’ respective account in (as applicable) our Excess Thrift Plan and our Frozen Nonqualified 401(k) Plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Each of our NEOs has entered into a Change of Control Severance Agreement with NuStar Energy and NuStar GP, LLC. These agreements seek to assure the continued availability of these executives in the event of a “change of control” (described below) of NuStar. When determining the amounts and benefits payable under the agreements, the Compensation Committee sought to secure compensation that is competitive in our market in order to recruit and retain executive officer talent. Consideration was given to the principal economic terms found in written employment and change of control agreements of other publicly traded companies.

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

SEC regulations require us to disclose potential payments to an executive in connection with his or her termination or a change of control of NuStar. We have elected to use the following table to make the required disclosures. Except as noted, values assumes that a change of control occurred on December 31, 2010, and that the executive’s employment was terminated on that date.

Under the change of control agreements, if an executive officer’s employment is terminated for “cause,” the officer will not receive any benefits or compensation other than any accrued salary or vacation pay that remained unpaid through the date of termination, and, therefore, there is no presentation of termination for “cause” below.

PAYMENTS UNDER CHANGE OF CONTROL SEVERANCE AGREEMENTS

Executive Benefits and Payments	Termination of Employment by the Company Other Than for “Cause” or Disability, or by the Executive for “Good Reason” (2)	Termination of Employment because of Death or Disability (3)	Termination by the Executive Other Than for “Good Reason” (4)	Continued Employment Following Change of Control (5)
Salary (1)
Anastasio	$1,464,000	$0	$0	$0
Blank	702,260	0	0	0
Bluntzer	629,340	0	0	0
Brattlof	596,580	0	0	0
Brown	629,340	0	0	0

Bonus (1)
Anastasio	$1,155,000	$385,000	$385,000	$ 0
Blank	346,000	173,000	173,000	0
Bluntzer	310,000	155,000	155,000	0
Brattlof	294,000	147,000	147,000	0
Brown	310,000	155,000	155,000	0

Pension, Excess Pension, and SERP Benefits
Anastasio	$647,987	$ 0	$ 0	$ 0
Blank	216,395	0	0	0
Bluntzer	345,801	0	0	0
Brattlof	132,665	0	0	0
Brown	167,515	0	0	0

Contributions under Defined Contribution Plans
Anastasio	$157,086	$ 0	$ 0	$ 0
Blank	62,896	0	0	0
Bluntzer	56,360	0	0	0
Brattlof	53,435	0	0	0
Brown	56,360	0	0	0

Health and Welfare Plan Benefits (6)
Anastasio	$67,170	$ 0	$ 0	$ 0
Blank	49,460	0	0	0
Bluntzer	36,420	0	0	0
Brattlof	42,452	0	0	0
Brown	28,186	0	0	0

Executive Benefits and Payments	Termination of Employment by the Company Other Than for “Cause” or Disability, or by the Executive for “Good Reason” (2)	Termination of Employment because of Death or Disability (3)	Termination by the Executive Other Than for “Good Reason” (4)	Continued Employment Following Change of Control (5)
Accelerated Vesting of Unit Options (7)
Anastasio	$209,240	$209,240	$209,240	$209,240
Blank	144,551	144,551	144,551	144,551
Bluntzer	122,516	122,516	122,516	122,516
Brattlof	111,756	111,756	111,756	111,756
Brown	111,756	111,756	111,756	111,756

Accelerated Vesting of Restricted
Units (8)
Anastasio	$2,090,598	$2,090,598	$2,090,598	$2,090,598
Blank	857,658	857,658	857,658	857,658
Bluntzer	762,162	762,162	762,162	762,162
Brattlof	709,286	709,286	709,286	709,286
Brown	768,415	768,415	768,415	768,415

Accelerated Vesting of Performance Units (9)
Anastasio	$1,923,762	$1,923,762	$1,923,762	$1,923,762
Blank	818,058	818,058	818,058	818,058
Bluntzer	720,438	720,438	720,438	720,438
Brattlof	658,531	658,531	658,531	658,531
Brown	686,532	686,532	686,532	686,532

280G Tax Gross-Up (10)
Anastasio	$0	$0	$0	$0
Blank	0	0	0	0
Bluntzer	0	0	0	0
Brattlof	0	0	0	0
Brown	0	0	0	0

Totals
Anastasio	$7,714,843	$4,608,600	$4,608,600	$4,223,600
Blank	3,197,278	1,993,267	1,993,267	1,820,267
Bluntzer	2,983,037	1,760,116	1,760,116	1,605,116
Brattlof	2,598,705	1,626,573	1,626,573	1,479,573
Brown	2,758,104	1,721,703	1,721,703	1,566,703

Footnotes:

(1)	Per SEC regulations, for purposes of this analysis we assumed each executive’s compensation at the time of each triggering event to be as stated below. The listed salary is the executive’s actual annualized rate of pay as of December 31, 2010. The listed bonus amount represents the highest bonus earned by the executive in any of the fiscal years 2008, 2009 or 2010 (the three years prior to the assumed change of control):

Name	Annual Salary	Bonus
Anastasio	$488,000	$385,000
Blank	351,130	173,000
Bluntzer	314,670	155,000
Brattlof	298,290	147,000
Brown	314,670	155,000

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

(B) continued welfare benefits for two years (three years for Mr. Anastasio).

(3)	If the executive’s employment is terminated by reason of his death or disability, then his or her estate or beneficiaries will be entitled to receive a lump sum cash payment equal to any accrued and unpaid salary and vacation pay plus a bonus equal to the highest bonus earned by the executive in the prior three years (prorated to the date of termination). In this example, the termination of employment was deemed to occur on the last day of the year; thus a full year’s bonus is shown in the table. In addition, in the case of disability, the executive would be entitled to any disability and related benefits at least as favorable as those provided by NuStar GP, LLC under its plans and programs during the 120-days prior to the executive’s termination of employment.
(4)	If the executive voluntarily terminates his employment other than for “good reason,” then he or she will be entitled to a lump sum cash payment equal to any accrued and unpaid salary and vacation pay plus a bonus equal to the highest bonus earned by the executive in the prior three years (prorated to the date of termination). In this example, the termination of employment was deemed to occur on the last day of the year; thus a full year’s bonus is shown in the table.
(5)	The change of control agreements provide for a three-year term of employment following a change of control. The agreements generally provide that the executive will continue to enjoy compensation and benefits on terms at least as favorable as in effect prior to the change of control. In addition, all outstanding equity incentive awards will automatically vest on the date of the change of control.
(6)	The executive is entitled to coverage under the welfare benefit plans (e.g., health, dental, etc.) for two years following the date of termination (three years for Mr. Anastasio).
(7)	The amounts stated in the table represent the gross value of previously unvested unit options derived by multiplying (x) the difference between (as applicable) $69.48 (the closing price of NuStar Energy L.P.’s units on the NYSE on December 31, 2010) or $36.33 (the closing price of NuStar GP Holdings, LLC’s units on the NYSE on December 31, 2010), and the options’ exercise prices, times (y) the number of unvested unit options.
(8)	The amounts stated in the table represent the gross value of previously unvested restricted units, derived by multiplying (x) the number of units whose restrictions lapsed because of the change of control, times (y) (as applicable) $69.48 (the closing price of NuStar Energy L.P.’s units on the NYSE on December 31, 2010) or $36.33 (the closing price of NuStar GP Holdings, LLC’s units on the NYSE on December 31, 2010).
(9)	The amounts stated in the table represent the product of (x) the number of performance units whose vesting was accelerated because of the change of control, times 200%, times (y) $69.48 (the closing price of NuStar Energy L.P.’s units on the NYSE on December 31, 2010).
(10)	If any payment or benefit is determined to be subject to an excise tax under Section 4999 of the Code, the executive is entitled to receive an additional payment to adjust for the incremental tax cost of the payment or benefit.

COMPENSATION OF DIRECTORS

DIRECTOR COMPENSATION (2010)

The following table provides a summary of compensation paid for the year ended December 31, 2010, to the Board. The table shows amounts earned by such persons for services rendered to NuStar GP, LLC in all capacities in which they served.

Name and Principal Position	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William E. Greehey	102,500	74,987	0	0	n/a	0	177,487
Curtis V. Anastasio	(2)	(2)	(2)	(2)	(2)	(2)	(2)
J. Dan Bates	75,250	49,991	0	0	n/a	0	125,241
Dan J. Hill	77,551	49,991	0	0	n/a	0	127,542
Stan L. McLelland	52,649	49,991	0	0	n/a	0	102,640
Rodman D. Patton	75,250	49,991	0	0	n/a	0	125,241

(1)	In addition to the fees paid according to the non-employee director compensation described below, the amounts disclosed in this column include reimbursement for expenses for transportation to and from Board meetings and lodging while attending meetings.
(2)	Mr. Anastasio is not compensated for his service as a director of NuStar GP, LLC. His compensation for his services as President and CEO are included above in the Summary Compensation Table.
(3)	The amounts reported represent the grant date fair value for the grant of restricted NuStar Energy L.P. units for the fiscal year ended December 31, 2010. Please see “Compensation Discussion and Analysis- Impact of Accounting and Tax Treatment- Accounting Treatment” above in this item for more information.

As of December 31, 2010, each director holds the following aggregate number of restricted unit and option awards:

Name	Aggregate # of Restricted Units	Aggregate # of Unit Options
William E. Greehey	2,372	0
Curtis V. Anastasio	*	*
J. Dan Bates	1,707	0
Dan J. Hill	1,707	0
Stan L. McLelland	1,707	0
Rodman D. Patton	1,707	0

*	Mr. Anastasio’s aggregate holdings are disclosed above in the Outstanding Equity Awards at December 31, 2010.

During 2010, non-employee directors received a retainer fee of $45,000 per year, plus $1,250 for each Board and committee meeting attended in person and $500 for each Board and committee meeting attended telephonically. Directors who serve as chairperson of a committee receive an additional $10,000 annually. Each director is also reimbursed for expenses of meeting attendance. Directors who are employees of NuStar GP, LLC receive no compensation (other than reimbursement of expenses) for serving as directors. The Chairman of the Board receives an additional retainer fee of $50,000 per year. The Chairman of the Board receives no fees for attending committee meetings.

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

Compensation Committee

The Compensation Committee reviews and reports to the Board on matters related to compensation strategies, policies and programs, including certain personnel policies and policy controls, management development, management succession and benefit programs. The Compensation Committee also approves and administers NuStar Energy’s equity compensation plans and incentive bonus plan. The Board has adopted a written charter for the Compensation Committee. The members of the Compensation Committee are Dan J. Hill (Chairman), J. Dan Bates and Rodman D. Patton, none of whom is a current or former employee or officer of NuStar GP, LLC. The Compensation Committee met four times in 2010.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth ownership of NuStar Energy L.P. units and NuStar GP Holdings, LLC units by directors and executive officers of NuStar GP, LLC as of December 31, 2010. Unless otherwise indicated in the notes to the table, each of the named persons and members of the group has sole voting and investment power with respect to the units shown:

Name of Beneficial Owner(a)	Units Beneficially Owned (b)	Units under Exercisable Options(c)	Percentage of Outstanding Units(d)	NuStar GP Holdings, LLC Units Beneficially Owned	NuStar GP Holdings, LLC Units under Exercisable Options	Percentage of Outstanding Units(e)
William E. Greehey	1,240,945	0	1.91%	7,183,803	0	16.84%

Curtis V. Anastasio	69,116	67,675	*	71,915	18,767	*

J. Dan Bates	5,898	0	*	2,000	0	*

Dan J. Hill	10,795	0	*	8,000	0	*

Stan McLelland	6,207	0	*	18,092	0	*

Rodman D. Patton	16,945	0	*	10,000	0	*

Bradley C. Barron	11,191	4,935	*	10,005	11,667	*

Steven A. Blank	30,650	33,566	*	44,777	13,667	*

James R. Bluntzer	14,804	18,290	*	31,924	11,667	*

Paul R. Brattlof	12,614	1,020	*	11,720	11,667	*

Mary Rose Brown	14,030	1,020	*	51,424	11,667	*

Daniel S. Oliver	7,205	600	*	3,279	0	*

Thomas R. Shoaf	6,110	4,425	*	5,083	8,567	*

All directors and officers as a group (13)	1,446,510	131,531	2.43%	7,452,022	87,669	17.67%

*	Indicates that the percentage of beneficial ownership does not exceed 1% of the class.

(a)	The business address for all beneficial owners listed above is 2330 North Loop 1604 West, San Antonio, Texas 78248.
(b)	This column includes units issued under NuStar Energy’s long-term incentive plans. Restricted units granted under NuStar GP, LLC’s long-term incentive plans are rights to receive NuStar Energy L.P. units upon vest and, as such, may not be disposed of or voted until vested. The column does not include units that could be acquired under options, which information is set forth in the next column.
(c)	This column discloses units that may be acquired within 60 days of December 31, 2010 through the exercise of unit options.
(d)	As of December 31, 2010, 64,610,549 NuStar Energy L.P. units were issued and outstanding. There are no classes of equity securities of NuStar Energy outstanding other than the units. The calculation for Percentage of Outstanding units includes units listed under the captions “Units Beneficially Owned” and “Units under Exercisable Options.”
(e)	As of December 31, 2010, 42,568,316 NuStar GP Holdings, LLC’s units were issued and outstanding. The calculation for Percentage of Outstanding Units includes units listed under the captions “NuStar GP Holdings, LLC Units Beneficially Owned” and “NuStar GP Holdings, LLC Units under Exercisable Options.”

Except as otherwise indicated, the following table sets forth certain information as of December 31, 2010 with respect to each entity known to us to be the beneficial owner of more than 5% of our outstanding units.

Name and Address of Beneficial Owner	Units	Percentage of Units (2)

NuStar GP Holdings(1) 2330 North Loop 1604 West San Antonio, Texas 78248	10,283,359	15.9%

Tortoise Capital Advisors, L.L.C.	3,420,520	5.3%

(1)	NuStar GP Holdings owns the units through its wholly owned subsidiaries, NuStar GP, LLC and Riverwalk Holdings, LLC. NuStar GP Holdings controls voting and investment power of the units through these wholly owned subsidiaries.
(2)	Assumes 64,610,549 units outstanding.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about NuStar GP, LLC’s equity compensation plans, which are described in further detail in Note 17 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data:”

Plan categories	Number of Securities to be issued upon exercise of outstanding unit options, warrants and rights(1)	Weighted-Average exercise price of outstanding unit options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans

Equity Compensation Plans approved by security holders	1,377,158	$54.40	122,842

Equity Compensation Plans not approved by security holders	451,709	50.34	248,291	(2)

(1)	Grants under NuStar GP, LLC’s long-term incentive plans do not dilute the interests of NuStar Energy L.P. unitholders. Upon the vest of a restricted unit or the exercise of a unit option granted under NuStar GP, LLC’s plan, NuStar GP, LLC purchases a NuStar Energy L.P. unit to satisfy that vest or exercise on the open market. No new NuStar Energy L.P. units are issued to satisfy vesting restricted units or exercises of unit options.
(2)	As of December 31, 2010, options to purchase 765 NuStar Energy L.P. units remained available for grant under the 2002 Unit Option Plan. As of December 31, 2010, 247,526 units remained available for grant under the 2003 Employee Unit Incentive Plan.

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

Please see “Executive Compensation, Potential Payments upon Termination or Change in Control” for a discussion of NuStar Energy’s Change of Control Agreements with the NEOs.

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

On April 24, 2008, the independent directors of NuStar GP, LLC approved the adoption of a Services Agreement, effective January 1, 2008, between NuStar GP, LLC and NuStar Energy (the Services Agreement). The Services Agreement provides that NuStar GP, LLC will furnish all services necessary for the conduct of the business of NuStar Energy, and NuStar Energy will reimburse NuStar GP, LLC for all payroll and related benefit costs, including pension and unit-based compensation costs, other than the expenses allocated to NuStar Holdings (the Holdco Administrative Services Expense). The Holdco Administrative Services Expense is equal to $1.1 million (as adjusted), plus 1.0% of NuStar GP, LLC’s domestic employee bonus and unit compensation expense for the applicable fiscal year. For fiscal year 2010, the Holdco Administrative Services Expense was equal to $1.47 million. The Holdco Administrative Services expense is subject to adjustment (a) by an annual amount equal to NuStar GP, LLC’s annual merit increase percentage for the most recently completed contract year and (b) for changed levels of services due to expansion of operations through, among other things, expansion of operations, acquisitions or the construction of new businesses or assets. The Services Agreement will terminate December 31, 2012, with automatic two-year renewals unless terminated by either party on six months’ written notice.

Shay Bluntzer, a NuStar employee, is the son of James R. Bluntzer, one of our NEOs. As such, he is deemed to be a “related person” under Item 404(a) of the SEC’s Regulation S-K. Mr. S. Bluntzer is NuStar’s Director of Government Relations. In 2010, Mr. S. Bluntzer did not attend any Board or Committee meetings. The aggregate value of compensation paid by NuStar to Mr. S. Bluntzer in 2010 was less than $500,000. There were no material differences between the compensation paid to Mr. S. Bluntzer and the compensation paid to any other employees who hold analogous positions.

Chester Bullard, a NuStar employee, is the son-in-law of James R. Bluntzer, one of our NEOs. As such, he is deemed to be a “related person” under Item 404(a) of the SEC’s Regulation S-K. Mr. Bullard is a Senior Manager-Pipelines and Terminals for NuStar’s Central West operations. In 2010, Mr. Bullard did not attend any Board or Committee meetings. The aggregate value of compensation paid by NuStar to Mr. Bullard in 2010 was less than $500,000. There were no material differences between the compensation paid to Mr. Bullard and the compensation paid to any other employees who hold analogous positions.

John D. Greehey, a NuStar employee, is the son of William E. Greehey, the Chairman of our Board. As such, he is deemed to be a “related person” under Item 404(a) of the SEC’s Regulation S-K. Mr. J. Greehey is a Vice President of a subsidiary of NuStar Energy L.P., NuStar Marketing LLC. In 2010, Mr. J. Greehey did not attend any Board or Committee meetings. The aggregate value of compensation paid by NuStar to Mr. J. Greehey in 2010 was less than $500,000. There were no material differences between the compensation paid to Mr. J. Greehey and the compensation paid to any other employees who hold analogous positions.

Michael T. Stone, a NuStar employee, is the brother-in-law of Mary Rose Brown, one of our NEOs. As such, he is deemed to a “related person” under Item 404(a) of the SEC’s Regulation S-K. Mr. Stone is a Vice President of a subsidiary of NuStar Energy L.P., NuStar Marketing LLC. In 2010, Mr. Stone attended one Board meeting and no Committee meetings. The aggregate value of compensation paid by NuStar to Mr. Stone in 2010 was less than $500,000. There were no material differences between the compensation paid to Mr. Stone and the compensation paid to any other employees who hold analogous positions.

RIGHTS OF NUSTAR GP HOLDINGS

Due to its ownership of NuStar GP, LLC and Riverwalk Holdings, LLC, as of December 31, 2010, NuStar GP Holdings indirectly owned:

•	the 2% general partner interest in NuStar Energy, through its indirect 100% ownership interest in Riverwalk Logistics, L.P.;

•	100% of the incentive distribution rights issued by us, which entitle NuStar GP Holdings to receive increasing percentages of the cash we distribute, currently at the maximum percentage of 23%; and

•	10,283,359 NuStar Energy L.P. units representing 15.9% of the issued and outstanding NuStar Energy common units.

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

DIRECTOR INDEPENDENCE

Our business is managed under the direction of the Board of NuStar GP, LLC, the general partner of Riverwalk Logistics, L.P., the general partner of NuStar Energy. The Board conducts its business through meetings of the Board and its committees. During 2010, the Board held six meetings. No member of the Board attended less than 75% of the meetings of the Board and committees of which he was a member.

The Board has standing Audit and Compensation Committees. Each committee has a written charter. The committees of the Board and the number of meetings held by the committees in 2010 are described below.

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

William E. Greehey, Chairman of the Board, retired as CEO of Valero Energy at the end of 2005. He remained Chairman of Valero Energy’s board of directors until January 2007. Mr. Greehey also serves as the Chairman of the NuStar GP Holdings board of directors and owns 16.87% of NuStar GP Holdings.

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

As provided for under the NYSE listing standards, the Board has adopted categorical standards or guidelines to assist the Board in making its independence determinations with respect to each director. Under the NYSE listing standards, immaterial relationships that fall within the guidelines are not required to be disclosed in this annual report on Form 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG FEES FOR FISCAL YEAR 2010

Audit Fees

The aggregate fees for fiscal year 2010 for professional services rendered by KPMG for the audit of the annual financial statements for the year ended December 31, 2010 included in this Form 10-K, review of NuStar Energy’s interim financial statements included in NuStar Energy’s 2010 Forms 10-Q, the audit of the effectiveness of NuStar Energy’s internal control over financial reporting as of December 31, 2010 and related services that are normally provided by the principal auditor (e.g., comfort letters and assistance with review of documents filed with the SEC) were $2,218,660.

Audit-related Fees

The aggregate fees for the fiscal year 2010 for assurance and related services rendered by KPMG that are reasonably related to the performance of the audit or review of NuStar Energy’s financial statements and not reported in the preceding caption were $60,930.

Tax Fees

The aggregate fees for the fiscal year 2010 for professional services rendered by KPMG for tax compliance, tax advice and tax planning were $0.

All Other Fees

The aggregate fees for the fiscal year 2010 for services rendered by KPMG, other than the services reported under the preceding captions, were $0.

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

None of the services (described above) for 2009 or 2010 provided by KPMG were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following consolidated financial statements of NuStar Energy L.P. and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

Management’s Report on Internal Control over Financial Reporting

Reports of independent registered public accounting firm (KPMG LLP)

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2009

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

	(3)	Exhibits

Filed as part of this Form 10-K are the following:

Exhibit Number	Description	Incorporated by Reference to the Following Document

2.01	Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P., Riverwalk Logistics, L.P., Valero GP, LLC, VLI Sub A LLC and Kaneb Services LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed November 4, 2004 (File No. 001-16417), Exhibit 99.1

2.02	Agreement and Plan of Merger, dated as of October 31, 2004, by and among Valero L.P., Riverwalk Logistics, L.P., Valero GP, LLC, VLI Sub B LLC and Kaneb Pipe Line Partners, L.P. and Kaneb Pipe Line Company LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed November 4, 2004 (File No. 001-16417), Exhibit 99.2

3.01	Amended and Restated Certificate of Limited Partnership of Shamrock Logistics, L.P., effective January 1, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.3

3.02	Amendment to Certificate of Limited Partnership of Valero L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-16417), Exhibit 3.01

3.03	Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-16417), Exhibit 3.1

3.04	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of March 11, 2004	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2003 (File No. 001-16417), Exhibit 4.3

Exhibit Number	Description	Incorporated by Reference to the Following Document

3.05	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of July 1, 2005	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.01

3.06	Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P., dated as of April 10, 2008	NuStar Energy L.P.’s Current Report on Form 8-K filed April 15, 2008 (File No. 001-16417), Exhibit 3.1

3.07	Amended and Restated Certificate of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of January 7, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.8

3.08	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-16417), Exhibit 3.03

3.09	Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.9

3.10	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., effective as of April 16, 2001	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16417), Exhibit 4.1

3.11	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of January 7, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.10

3.12	Certificate of Limited Partnership of Riverwalk Logistics, L.P., dated June 5, 2000	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.7

3.13	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P., dated as of April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

3.14	Certificate of Formation of Shamrock Logistics GP, LLC, dated December 7, 1999	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.9

Exhibit Number	Description	Incorporated by Reference to the Following Document

3.15	Certificate of Amendment to Certificate of Formation of Shamrock Logistics GP, LLC, dated December 31, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.14

3.16	Certificate of Amendment to Certificate of Formation of Valero GP, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-16417), Exhibit 3.02

3.17	First Amended and Restated Limited Liability Company Agreement of Shamrock Logistics GP, LLC, dated as of June 5, 2000	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 3.10

3.18	First Amendment to First Amended and Restated Limited Liability Company Agreement of Shamrock Logistics GP, LLC, effective as of December 31, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.15

4.01	Indenture, dated as of July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.1

4.02	First Supplemental Indenture, dated as of July 15, 2002, to Indenture dated as of July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to 6 7/8% Senior Notes due 2012	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.2

4.03	Second Supplemental Indenture, dated as of March 18, 2003, to Indenture dated as of July 15, 2002, as amended and supplemented by a First Supplemental Indenture thereto dated as of July 15, 2002, in each case among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee (including, form of global note representing $250,000,000 6.05% Senior Notes due 2013)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-16417), Exhibit 4.1

4.04	Third Supplemental Indenture, dated as of July 1, 2005, to Indenture dated as of July 15, 2002, as amended and supplemented, among Valero Logistics Operations, L.P., Valero L.P., Kaneb Pipe Line Operating Partnership, L.P., and The Bank of New York Trust Company, N.A.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.02

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.05	Instrument of Resignation, Appointment and Acceptance, dated March 31, 2008, among NuStar Logistics, L.P., NuStar Energy L.P., Kaneb Pipeline Operating Partnership, L.P., The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 4.05

4.06	Fourth Supplemental Indenture, dated as of April 4, 2008, to Indenture dated as of July 15, 2002, among NuStar Logistics L.P., as issuer, NuStar Energy L.P., as guarantor, NuStar Pipeline Operating Partnership L.P., as affiliate guarantor, and Wells Fargo Bank, National Association, as Successor Trustee	NuStar Energy L.P.’s Current Report on Form 8-K filed April 4, 2008 (File No. 001-16417), Exhibit 4.2

4.07	Fifth Supplemental Indenture, dated as of August 12, 2010, to Indenture dated as of July 15, 2002, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor and Wells Fargo Bank, National Association, as Successor Trustee	NuStar Energy L.P.’s Current Report on Form 8-K filed August 16, 2010 (File No. 001-16417), Exhibit 4.3

4.08	Indenture, dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (Senior Debt Securities)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.03

4.09	First Supplemental Indenture, dated as of February 21, 2002, to Indenture dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 7.750% Senior Unsecured Notes due 2012)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.04

4.10	Second Supplemental Indenture, dated as of August 9, 2002 and effective as of April 4, 2002, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P., Statia Terminals Canada Partnership, and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.05

4.11	Third Supplemental Indenture, dated and effective as of May 16, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P., Statia Terminals Canada Partnership, and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.06

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.12	Fourth Supplemental Indenture, dated and effective as of May 27, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 5.875% Senior Unsecured Notes due 2013)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.07

4.13	Fifth Supplemental Indenture, dated and effective as of July 1, 2005, to Indenture dated as of February 21, 2002, as amended and supplemented, among Kaneb Pipe Line Operating Partnership, L.P., Valero L.P., Valero Logistics Operations, L.P., and JPMorgan Chase Bank	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.08

4.14	Instrument of Resignation, Appointment and Acceptance, dated June 30, 2008, among NuStar Pipeline Operating Partnership L.P., NuStar Energy L.P., NuStar Logistics, L.P., The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 4.12

10.01	5-Year Revolving Credit Agreement, dated as of December 10, 2007, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Suntrust Bank, as Syndication Agent, and Barclays Bank PLC and Mizuho Corporate Bank Ltd., as Co-Documentation Agents, J.P. Morgan Securities Inc., as Sole Bookrunner and J.P. Morgan Securities Inc. and Suntrust Robinson Humphrey, as Co-lead Arrangers	NuStar Energy L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16417), Exhibit 10.01

10.02	First Amendment to 5-Year Revolving Credit Agreement, dated as of August 18, 2010, among NuStar Logistics, L.P., as Borrower, NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders Party thereto	NuStar Energy L.P.’s Current Report on Form 8-K filed August 20, 2010 (File No. 001-16417), Exhibit 10.01

+10.03	NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, amended and restated as of April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-16417), Exhibit 10.03

+10.04	Form of Unit Option Agreement under the Valero GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan. as amended	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.11

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.05	NuStar GP, LLC Amended and Restated 2002 Unit Option Plan, amended and restated as of April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-16417), Exhibit 10.02

+10.06	NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-16417), Exhibit 10.01

+10.07	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.03

+10.08	Form of Unit Option Award Agreement under the Valero GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.02

+10.09	Form of Restricted Unit Award Agreement under the Valero GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.03

+10.10	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed October 29, 2007 (File No. 001-16417), Exhibit 10.03

+10.11	Form of 2010 Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 5, 2011(File No. 001-16417), Exhibit 10.03

+10.12	Form of Performance Unit Agreement under the Valero GP, LLC 2000 Amended and Restated Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 27, 2006 (File No. 001-16417), Exhibit 10.02

+10.13	Form of Amended and Restated Performance Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed December 8, 2009 (File No. 001-16417), Exhibit 10.02

+10.14	Omnibus Amendment to Form of Amended and Restated Performance Unit Agreements under the NuStar GP LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed February 2, 2010 (File No. 001-16417), Exhibit 10.03

+10.15	Form of Performance Unit Agreement under the Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16417), Exhibit 10.11

+10.16	Form of Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed October 29, 2007 (File No. 001-16417), Exhibit 10.02

+10.17	Form of Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.02

+10.18	Form of 2010 Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 5, 2011(File No. 001-16417), Exhibit 10.02

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.19	Valero L.P. Annual Bonus Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.18

+10.20	Change of Control Severance Agreement by and among Valero GP, LLC, Valero L.P. and Curtis V. Anastasio, dated November 6, 2006.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.05

+10.21	Form of Change of Control Severance Agreement by and among Valero LP, Valero GP, LLC and each of the other executive officers of Valero GP, LLC, dated as of November 6, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.06

10.22	Non-Compete Agreement between Valero GP Holdings, LLC, Valero L.P., Riverwalk Logistics, L.P. and Valero GP, LLC, effective as of July 19, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.03

10.23	Services Agreement, effective January 1, 2008, between NuStar GP, LLC and NuStar Energy L.P.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008 (File No. 001-16417), Exhibit 10.01

+10.24	NuStar Excess Pension Plan, amended and restated effective as of January 1, 2008	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.29

+10.25	NuStar Excess Thrift Plan, amended and restated effective as of January 1, 2008	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.30

+10.26	NuStar Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.31

+10.27	Shamrock Logistics GP, LLC Year 2001 Annual Incentive Plan	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.4

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.28	Shamrock Logistics GP, LLC Intermediate Incentive Compensation Plan	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.9

10.29	Sale and Purchase Agreement, dated as of November 5, 2007, by and between CITGO Asphalt Refining Company and NuStar Asphalt Refining, LLC	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2007 (File No. 001-16417), Exhibit 10.37

10.30	Amendment to Sale and Purchase Agreement dated January 10, 2008, by and between CITGO Asphalt Refining Company and NuStar Asphalt Refining, LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-16417), Exhibit 10.4

10.31	Second Amendment to Sale and Purchase Agreement dated March 20, 2008, by and between CITGO Asphalt Refining Company and NuStar Asphalt Refining, LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-16417), Exhibit 10.5

10.32	Amended and Restated Aircraft Time Sharing Agreement, dated as of September 4, 2009, between NuStar Logistics, L.P. and William E. Greehey	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16417), Exhibit 10.24

10.33	Crude Oil Sales Agreement between NuStar Marketing LLC and PDVSA-Petróleo S.A., an affiliate of Petróleos de Venezuela S.A., the national oil company of the Bolivarian Republic of Venezuela, dated effective as of March 1, 2008	NuStar Energy L.P.’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-16417), Exhibit 10.1

10.34	Peregrino Crude Oil Purchase/Sale Agreement between Statoil Brasil Óleo E Gas Limitada and NuStar Marketing LLC dated as of November 17, 2010	*#

Exhibit Number	Description	Incorporated by Reference to the Following Document

10.35	Lease Agreement Between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of July 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed July 21, 2010 (File No. 001-16417), Exhibit 10.01

10.36	Application for Letter of Credit and Reimbursement Agreement Between JPMorgan Chase Bank, N.A. and NuStar Logistics, L.P. dated as of July 15, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed July 21, 2010 (File No. 001-16417), Exhibit 10.02

10.37	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of December 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-16417), Exhibit 10.01

10.38	Application for Letter of Credit and Reimbursement Agreement between JPMorgan Chase Bank, N.A. and NuStar Logistics, L.P. dated as of December 29, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-16417), Exhibit 10.02

12.01	Statement of Computation of Ratio of Earnings to Fixed Charges	*

14.01	Code of Ethics for Senior Financial Officers	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2003 (File No. 001-16417), Exhibit 14.1

21.01	List of subsidiaries of NuStar Energy L.P.	*

23.01	Consent of KPMG LLP, dated February 25, 2011	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

99.01	Audit Committee Pre-Approval Policy	*

Exhibit Number	Description	Incorporated by Reference to the Following Document

101	The following interactive data files pursuant to Rule 405 of Regulation S-T from NuStar Energy L.P.’s Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.	**

*	Filed herewith.
**	Filed electronically herewith.
+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(c) of Form 10-K.
#	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission (SEC). The redacted material was filed separately with the SEC.

In accordance with Rule 406T of regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

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
February 25, 2011

By:	/s/ Steven A. Blank
(Steven A. Blank)
Senior Vice President, Chief Financial Officer and Treasurer
February 25, 2011

By:	/s/ Thomas R. Shoaf
(Thomas R. Shoaf)
Vice President and Controller
February 25, 2011

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

Signature	Title	Date

/s/ William E. Greehey	Chairman of the Board	February 25, 2011
(William E. Greehey)

/s/ Curtis V. Anastasio	President, Chief Executive	February 25, 2011
(Curtis V. Anastasio)	Officer and Director (Principal Executive Officer)

/s/ Steven A. Blank	Senior Vice President,	February 25, 2011
(Steven A. Blank)	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Thomas R. Shoaf	Vice President and Controller	February 25, 2011
(Thomas R. Shoaf)	(Principal Accounting Officer)

/s/ J. Dan Bates	Director	February 25, 2011
(J. Dan Bates)

/s/ Dan J. Hill	Director	February 25, 2011
(Dan J. Hill)

/s/ Stan McLelland	Director	February 25, 2011
(Stan McLelland)

/s/ Rodman D. Patton	Director	February 25, 2011
(Rodman D. Patton)