Form 10-Q
period 2011-03-31
NuStar Energy L.P.
filed 2011-05-05
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 1-16417
  _________________________________________
NUSTAR ENERGY L.P.
(Exact name of registrant as specified in its charter)
  _________________________________________

Delaware	74-2956831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2330 North Loop 1604 West San Antonio, Texas	78248
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (210) 918-2000
 _________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of April 30, 2011 was 64,610,549.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,437	$181,121
Accounts receivable, net of allowance for doubtful accounts of $1,353 and $1,457 as of March 31, 2011 and December 31, 2010, respectively	397,252	302,053
Inventories	598,830	413,537
Other current assets	64,605	42,796
Total current assets	1,131,124	939,507
Property, plant and equipment, at cost	4,134,010	4,021,319
Accumulated depreciation and amortization	(873,758)	(833,862)
Property, plant and equipment, net	3,260,252	3,187,457
Intangible assets, net	60,369	43,033
Goodwill	843,294	813,270
Investment in joint venture	69,068	69,603
Deferred income tax asset	7,683	8,138
Other long-term assets, net	293,430	325,385
Total assets	$5,665,220	$5,386,393
Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$832	$832
Accounts payable	359,046	282,382
Payable to related party	12,182	10,345
Accrued interest payable	23,638	29,706
Accrued liabilities	53,007	57,953
Taxes other than income tax	9,904	10,718
Income tax payable	2,741	1,293
Total current liabilities	461,350	393,229
Long-term debt, less current portion	2,361,464	2,136,248
Long-term payable to related party	10,733	10,088
Deferred income tax liability	34,404	29,565
Other long-term liabilities	118,686	114,563
Commitments and contingencies (Note 4)
Partners’ equity:
Limited partners (64,610,549 common units outstanding as of March 31, 2011 and December 31, 2010)	2,548,953	2,598,873
General partner	56,133	57,327
Accumulated other comprehensive income	57,931	46,500
Total NuStar Energy L.P. partners' equity	2,663,017	2,702,700
Noncontrolling interest	15,566	—
Total partners’ equity	2,678,583	2,702,700
Total liabilities and partners’ equity	$5,665,220	$5,386,393
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Service revenues:
Third parties	$198,263	$189,295
Related party	130	—
Total service revenues	198,393	189,295
Product sales	1,036,223	756,234
Total revenues	1,234,616	945,529
Costs and expenses:
Cost of product sales	992,367	719,221
Operating expenses:
Third parties	85,130	87,493
Related party	35,109	33,844
Total operating expenses	120,239	121,337
General and administrative expenses:
Third parties	9,035	10,031
Related party	16,948	17,238
Total general and administrative expenses	25,983	27,269
Depreciation and amortization expense	40,296	37,929
Total costs and expenses	1,178,885	905,756
Operating income	55,731	39,773
Equity in earnings of joint venture	2,388	3,015
Interest expense, net	(20,457)	(18,586)
Other (expense) income, net	(5,499)	301
Income before income tax expense	32,163	24,503
Income tax expense	3,647	4,800
Net income	28,516	19,703
Less net income attributable to noncontrolling interest	14	—
Net income attributable to NuStar Energy L.P.	$28,502	$19,703
Net income per unit applicable to limited partners (Note 10)	$0.30	$0.19
Weighted average limited partner units outstanding	64,610,549	60,210,549
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$28,516	$19,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	40,296	37,929
Amortization of debt related items	(1,973)	(1,908)
Deferred income tax (benefit) expense	(551)	616
Equity in earnings of joint venture	(2,388)	(3,015)
Distributions of equity in earnings of joint venture	2,923	2,400
Changes in current assets and current liabilities (Note 11)	(232,899)	(18,426)
Other, net	278	(50)
Net cash (used in) provided by operating activities	(165,798)	37,249
Cash Flows from Investing Activities:
Reliability capital expenditures	(7,372)	(11,259)
Strategic capital expenditures	(65,874)	(44,779)
Acquisition	(52,577)	—
Investment in other long-term assets	(636)	(1,096)
Other, net	58	112
Net cash used in investing activities	(126,401)	(57,022)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	343,680	306,355
Proceeds from short-term debt borrowings	31,600	91,712
Long-term debt repayments	(82,394)	(229,871)
Short-term debt repayments	(31,600)	(111,712)
Distributions to unitholders and general partner	(79,616)	(73,392)
Decrease in cash book overdrafts	(529)	(4,622)
Other, net	(615)	(75)
Net cash provided by (used in) financing activities	180,526	(21,605)
Effect of foreign exchange rate changes on cash	989	(478)
Net decrease in cash and cash equivalents	(110,684)	(41,856)
Cash and cash equivalents as of the beginning of the period	181,121	62,006
Cash and cash equivalents as of the end of the period	$70,437	$20,150
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt refining and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 17.6% total interest in us as of March 31, 2011.
We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: storage, transportation, and asphalt and fuels marketing.
Basis of Presentation
These unaudited consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. We account for investments in 50% or less-owned entities using the equity method. Noncontrolling interests are separately disclosed on the consolidated balance sheets and consolidated statements of income.
These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all disclosures made are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2011 and 2010 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Acquisition
On February 9, 2011, we acquired 75% of a company for approximately $54.0 million, excluding working capital of $2.4 million (Turkey Acquisition). The acquired company owns two terminals located in Mersin, Turkey with an aggregate 44 storage tanks and 1.3 million barrels of storage capacity. Both terminals are connected via pipelines to an offshore platform located approximately three miles off the Mediterranean Sea coast. The purchase price has been preliminarily allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition pending completion of an independent appraisal and other evaluations. The consolidated statements of income include the results of operations for the Turkey Acquisition commencing on February 9, 2011, with 25% accounted for as a noncontrolling interest.

2. INVENTORIES

Inventories consisted of the following:

	March 31, 2011	December 31, 2010
	(Thousands of Dollars)
Crude oil	$147,738	$122,945
Finished products	441,530	281,197
Materials and supplies	9,562	9,395
Total	$598,830	$413,537

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. DEBT

Revolving Credit Agreement
During the three months ended March 31, 2011, we borrowed an aggregate $310.0 million under our $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement) to fund a portion of our capital expenditures and working capital requirements. Additionally, we repaid $82.4 million during the three months ended March 31, 2011. The 2007 Revolving Credit Agreement bears interest based on either an alternative base rate or a LIBOR based rate. As of March 31, 2011, our weighted average borrowing interest rate was 0.9%, and we had $501.9 million available for borrowing under the 2007 Revolving Credit Agreement. Due to a covenant in our 2007 Revolving Credit Agreement that requires us to maintain, as of the end of each four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00, we may not be able to borrow the maximum available amount. On March 7, 2011, we amended the 2007 Revolving Credit Agreement to exclude unused proceeds from the Gulf Opportunity Zone bond issuances from total indebtedness in the calculation of the consolidated debt coverage ratio. As of March 31, 2011, our consolidated debt coverage ratio was 4.4x.

Gulf Opportunity Zone Revenue Bonds
The Parish of St. James, Louisiana issued three separate series of tax exempt revenue bonds in 2010 (2010 GoZone) associated with our St. James terminal expansion pursuant to the Gulf Opportunity Zone Act of 2005. The interest rate on these bonds is based on a weekly tax-exempt bond market interest rate, and interest is paid monthly. The interest rate was 0.2% as of March 31, 2011. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansion. The amount remaining in trust related to the 2010 GoZone is included in “Other long-term assets, net,” and the amount of bonds issued is included in “Long-term debt, less current portion” in our consolidated balance sheets. For the three months ended March 31, 2011, we received net proceeds of $33.7 million from the 2010 GoZone. The amount remaining in trust as of March 31, 2011 totaled $171.7 million.

Lines of Credit
As of March 31, 2011, we had one short-term line of credit with an uncommitted borrowing capacity of up to $20.0 million. We had no outstanding borrowings on this line of credit as of March 31, 2011. During the three months ended March 31, 2011, we borrowed and repaid $31.6 million related to this line of credit.

4. COMMITMENTS AND CONTINGENCIES

Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of March 31, 2011, we have accrued $73.3 million for contingent losses. The amount that will ultimately be paid related to these matters may differ from the recorded accruals, and the timing of such payments is uncertain.

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

Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO's use of Eres' vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. Eres has valued its damages for the alleged breach of contract claim at approximately $78.1 million. Pursuant to a May 2010 ruling by the United States District Court for the Southern District of Texas, the NuStar Entities were found to have assumed the Charter Agreement from CARCO and to be obligated to defend and indemnify CITGO and CARCO against Eres' claims. The Defendants were ordered to proceed with arbitration. We intend to vigorously defend against Eres' claims in arbitration.

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

5. FAIR VALUE MEASUREMENTS

We segregate the inputs used in measuring fair value into three levels: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists.
The following assets and liabilities are measured at fair value:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$1,025	$—	$—	$1,025
Commodity derivatives	14,472	—	—	14,472
Other long-term assets, net:
Interest rate swaps	—	46,864	—	46,864
Accrued liabilities:
Product imbalances	(379)	—	—	(379)
Commodity derivatives	(27,872)	—	—	(27,872)
Other long-term liabilities:
Interest rate swaps	—	(33,721)	—	(33,721)
Total	$(12,754)	$13,143	$—	$389

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$991	$—	$—	$991
Other long-term assets, net:
Interest rate swaps	—	45,663	—	45,663
Accrued liabilities:
Product imbalances	(988)	—	—	(988)
Commodity derivatives	(14,741)	—	—	(14,741)
Other long-term liabilities:
Interest rate swaps	—	(29,483)	—	(29,483)
Total	$(14,738)	$16,180	$—	$1,442

 Product Imbalances
We value our assets and liabilities related to product imbalances using quoted market prices as of the reporting date.

Interest Rate Swaps
We estimate the fair value of both our fixed-to-floating and forward-starting interest rate swaps using discounted cash flows, which use observable inputs such as time to maturity and market interest rates.

Commodity Derivatives
Our commodity derivative instruments consist of futures contracts and swaps traded on the NYMEX, and the fair values of these contracts are based on their quoted prices. We have consistently applied these valuation techniques in all periods presented. See Note 6. Derivatives and Risk Management Activities for a discussion of our derivative instruments.

Fair Value of Financial Instruments
We do not record our outstanding debt at fair value in our consolidated balance sheet. The estimated fair value and carrying amount of our debt was as follows:

	March 31, 2011	December 31, 2010
	(Thousands of Dollars)
Fair value	$2,466,579	$2,249,190
Carrying amount	$2,362,296	$2,137,080

We estimated the fair values of our debt using a discounted cash flow analysis using current incremental borrowing rates for similar types of borrowing arrangements.

6. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES

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
Interest Rate Risk
We are a party to certain interest rate swap agreements to manage our exposure to changes in interest rates. We have fixed-to-floating interest rate swap agreements associated with a portion of our fixed-rate senior notes. During the three months ended March 31, 2011, we entered into a fixed-to-floating interest rate swap agreement with a notional amount of $40.0 million

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

related to the 7.65% senior notes issued in April 2008. Under the terms of this interest rate swap agreement, we will receive a fixed rate (7.65%) and will pay a variable rate based on three-month USD LIBOR plus a percentage. We account for this fixed-to-floating interest rate swap as a fair value hedge. We recognize mark-to-market adjustments for this swap agreement and the related change in the fair value of the associated hedged debt, as well as any hedge ineffectiveness, in "Interest expense, net." We are also a party to fixed-to-floating interest rate swap agreements that qualify for the shortcut method of accounting. As a result, changes in the fair value of these swaps completely offset the changes in the fair value of the underlying hedged debt. The total aggregate notional amount of the fixed-to-floating interest rate swaps was $657.5 million and $617.5 million as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, the weighted-average interest rate that we paid under all our fixed-to-floating interest rate swaps was 2.5%.

We are also a party to forward-starting interest rate swap agreements with an aggregate notional amount of $500.0 million as of March 31, 2011 and December 31, 2010 related to forecasted probable debt issuances in 2012 and 2013. We entered into the swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. These swaps are designated and qualify as cash flow hedges.

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
The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short positions on an absolute basis, which totaled 23.0 million barrels and 12.8 million barrels as of March 31, 2011 and December 31, 2010, respectively.
As of March 31, 2011, and December 31, 2010, we had $25.0 million and $17.8 million, respectively, of margin deposits related to our derivative instruments.

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swaps - fair value hedges	Other long-term assets, net	$8,986	$10,663	$—	$—
Interest rate swaps - cash flow hedges	Other long-term assets, net	37,878	35,000	—	—
Commodity contracts	Accrued liabilities	—	2,176	(5,111)	(2,522)
Interest rate swaps - fair value hedges	Other long-term liabilities	—	—	(33,721)	(29,483)
Total		46,864	47,839	(38,832)	(32,005)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	71,740	—	(57,268)	—
Commodity contracts	Accrued liabilities	43,436	46,632	(66,197)	(61,027)
Total		115,176	46,632	(123,465)	(61,027)

Total Derivatives		$162,040	$94,471	$(162,297)	$(93,032)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

No component of the associated derivative instruments’ gains or losses was excluded from our assessment of hedge ineffectiveness. The earnings impact of our derivative activity was as follows:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Three months ended March 31, 2011:
Interest rate swaps	Interest expense, net	$(5,914)	$5,960	$46
Commodity contracts	Cost of product sales	(12,066)	12,370	304
Total		$(17,980)	$18,330	$350

Three months ended March 31, 2010:
Interest rate swaps	Interest expense, net	$1,234	$(1,234)	$—
Commodity contracts	Cost of product sales	(1,327)	3,087	1,760
Total		$(93)	$1,853	$1,760

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Income Statement Location (a)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Thousands of Dollars)		(Thousands of Dollars)
Three months ended March 31, 2011:
Interest rate swaps	$2,878	Interest expense, net	$—	$—

Three months ended March 31, 2010:
Commodity contracts	$(880)	Cost of product sales	$(415)	$—

(a)
Amounts are included in specified location for both the gain (loss) reclassified from accumulated other comprehensive income (OCI) into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion).

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Three months ended March 31, 2011:
Commodity contracts	Revenues	$264
Commodity contracts	Cost of product sales	(15,629)
Commodity contracts	Operating expenses	46
Total		$(15,319)

Three months ended March 31, 2010:
Commodity contracts	Cost of product sales	$1,066
Commodity contracts	Operating expenses	(10)
Total		$1,056

For derivatives designated as cash flow hedging instruments, once a hedged transaction occurs, we reclassify the effective portion from accumulated OCI to “Cost of product sales” or “Interest expense, net.” As of March 31, 2011, we had $37.9 million in accumulated OCI related to our forward-starting swaps, none of which we expect to reclassify to “Interest expense” within the next twelve months as these swaps relate to debt we expect to issue in 2012 and 2013. As such, the maximum length

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of time over which we are hedging our exposure to the variability in future cash flows is approximately one to two years for our forward-starting swaps.

Concentration of Credit Risk
We are exposed to credit risk on our hedging instruments in the event of nonperformance by counterparties. However, because our hedging activities are transacted only with highly rated institutions, we do not anticipate nonperformance by any of these counterparties.

7. RELATED PARTY TRANSACTIONS

Our operations are managed by NuStar GP, LLC, the general partner of our general partner. Under a services agreement between NuStar Energy and NuStar GP, LLC, employees of NuStar GP, LLC perform services for our U.S. operations. Certain of our wholly owned subsidiaries employ persons who perform services for our international operations. Employees of NuStar GP, LLC provide services to both NuStar Energy and NuStar GP Holdings; therefore, we reimburse NuStar GP, LLC for all costs related to its employees, other than costs associated with NuStar GP Holdings. Related party revenues are associated with parties of our noncontrolling interest.

The following table summarizes information pertaining to related party transactions:

	Three Months Ended March 31,
	2011	2010
	(Thousands of Dollars)
Revenues	$130	$—
Operating expenses	$35,109	$33,844
General and administrative expenses	$16,948	$17,238

We had a payable to NuStar GP, LLC of $12.2 million and $10.3 million, as of March 31, 2011 and December 31, 2010, respectively, with both amounts representing payroll, employee benefit plans and unit-based compensation. We also had a long-term payable to NuStar GP, LLC as of March 31, 2011 and December 31, 2010 of $10.7 million and $10.1 million, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits.

8. OTHER (EXPENSE) INCOME

Other (expense) income, net consisted of the following:

	Three Months Ended March 31,
	2011	2010
	(Thousands of Dollars)
Storage agreement early termination costs	$(5,000)	$—
Foreign exchange losses	(610)	(616)
Other	111	917
Other (expense) income, net	$(5,499)	$301

For the three months ended March 31, 2011, "Other (expense) income, net" included $5.0 million in costs associated with the early termination of a third-party storage agreement at our Paulsboro, New Jersey asphalt refinery.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. PARTNERS’ EQUITY

Partners' Equity Activity
The summarized changes in the carrying amount of our partners' equity attributable to both us and our noncontrolling interests were as follows:

	March 31, 2011			March 31, 2010
	NuStar Energy L.P. Partner Equity	Noncontrolling Interests	Total Equity	NuStar Energy L.P. Partner Equity	Noncontrolling Interests	Total Equity
	(Thousands of Dollars)			(Thousands of Dollars)
Beginning balance	$2,702,700	$—	$2,702,700	$2,484,968	$—	$2,484,968
Turkey Acquisition	—	15,000	15,000	—	—	—
Net income	28,502	14	28,516	19,703	—	19,703
Other comprehensive income:
Foreign currency translation adjustment	8,553	552	9,105	(409)	—	(409)
Unrealized gain (loss) on cash flow hedges	2,878	—	2,878	(465)	—	(465)
Total other comprehensive income	11,431	552	11,983	(874)	—	(874)
Total comprehensive income	39,933	566	40,499	18,829	—	18,829
Cash distributions to partners	(79,616)	—	(79,616)	(73,392)	—	(73,392)
Other	—	—	—	(75)	—	(75)
Ending balance	$2,663,017	$15,566	$2,678,583	$2,430,330	$—	$2,430,330

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

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended March 31,
	2011	2010
	(Thousands of Dollars)
Net income attributable to NuStar Energy L.P.	$28,502	$19,703
Less general partner incentive distribution	8,568	7,799
Net income after general partner incentive distribution	19,934	11,904
General partner interest	2%	2%
General partner allocation of net income after general partner incentive distribution	398	238
General partner incentive distribution	8,568	7,799
Net income applicable to general partner	$8,966	$8,037

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Distributions
In February 2011, we paid a quarterly cash distribution totaling $79.6 million, or $1.075 per unit, related to the fourth quarter of 2010. On April 27, 2011, we announced a quarterly cash distribution of $1.075 per unit related to the first quarter of 2011. This distribution will be paid on May 13, 2011 to unitholders of record on May 9, 2011 and will total $79.6 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,592	$1,467
General partner incentive distribution	8,568	7,799
Total general partner distribution	10,160	9,266
Limited partners’ distribution	69,456	64,126
Total cash distributions	$79,616	$73,392

Cash distributions per unit applicable to limited partners	$1.075	$1.065

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

The following table details the calculation of earnings per unit:

	Three Months Ended March 31,
	2011	2010
	(Thousands of Dollars, Except Unit and Per Unit Data)

Net income attributable to NuStar Energy L.P.	$28,502	$19,703
Less general partner distribution (including IDR)	10,160	9,266
Less limited partner distribution	69,456	64,126
Distributions greater than earnings	$(51,114)	$(53,689)

General partner earnings:
Distributions	$10,160	$9,266
Allocation of distributions greater than earnings (2%)	(1,023)	(1,074)
Total	$9,137	$8,192

Limited partner earnings:
Distributions	$69,456	$64,126
Allocation of distributions greater than earnings (98%)	(50,091)	(52,615)
Total	$19,365	$11,511

Weighted average limited partner units outstanding	64,610,549	60,210,549

Net income per unit applicable to limited partners	$0.30	$0.19

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. STATEMENTS OF CASH FLOWS
Changes in current assets and current liabilities were as follows:

	Three Months Ended March 31,
	2011	2010
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(94,104)	$(24,587)
Inventories	(184,765)	(115,921)
Other current assets	(21,572)	28,956
Increase (decrease) in current liabilities:
Accounts payable	76,922	106,271
Payable to related party	1,826	9,956
Accrued interest payable	(6,070)	358
Accrued liabilities	(5,702)	(26,967)
Taxes other than income tax	(830)	(6)
Income tax payable	1,396	3,514
Changes in current assets and current liabilities	$(232,899)	$(18,426)

Cash flows related to interest and income taxes were as follows:

	Three Months Ended March 31,
	2011	2010
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$32,512	$21,922
Cash paid for income taxes, net of tax refunds received	$2,856	$4,374

12. SEGMENT INFORMATION

Our reportable business segments consist of storage, transportation, and asphalt and fuels marketing. Our segments represent strategic business units that offer different services and products. We evaluate the performance of each segment based on its respective operating income, before general and administrative expenses and certain non-segmental depreciation and amortization expense. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal operations include terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. Intersegment revenues result from storage and throughput agreements with related parties at lease rates consistent with rates charged to third parties for storage and at pipeline tariff rates based upon the published tariff applicable to all shippers.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended March 31,
	2011	2010
	(Thousands of Dollars)
Revenues:
Storage:
Third-party revenues	$125,253	$114,413
Intersegment revenues	11,392	12,219
Related party revenues	130	—
Total storage	136,775	126,632
Transportation:
Third-party revenues	73,010	74,882
Intersegment revenues	—	380
Total transportation	73,010	75,262
Asphalt and fuels marketing:
Third-party revenues	1,036,223	756,234
Intersegment revenues	3,845	2,696
Total asphalt and fuels marketing	1,040,068	758,930
Consolidation and intersegment eliminations	(15,237)	(15,295)
Total revenues	$1,234,616	$945,529

Operating income:
Storage	$48,696	$42,888
Transportation	34,397	33,757
Asphalt and fuels marketing	118	(7,896)
Consolidation and intersegment eliminations	65	(237)
Total segment operating income	83,276	68,512
Less general and administrative expenses	25,983	27,269
Less other depreciation and amortization expense	1,562	1,470
Total operating income	$55,731	$39,773

 Total assets by reportable segment were as follows:

	March 31, 2011	December 31, 2010
	(Thousands of Dollars)
Storage	$2,586,757	$2,454,264
Transportation	1,244,492	1,256,614
Asphalt and fuels marketing	1,455,593	1,154,499
Total segment assets	5,286,842	4,865,377
Other partnership assets	378,378	521,016
Total consolidated assets	$5,665,220	$5,386,393

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

Condensed Consolidating Balance Sheets
March 31, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$53	$11,014	$—	$59,370	$—	$70,437
Receivables, net	—	20,112	8,200	368,940	—	397,252
Inventories	—	2,010	2,483	594,360	(23)	598,830
Other current assets	62	8,025	1,128	55,390	—	64,605
Intercompany receivable	—	990,411	742,409	—	(1,732,820)	—
Current assets	115	1,031,572	754,220	1,078,060	(1,732,843)	1,131,124
Property, plant and equipment, net	—	1,039,011	608,566	1,612,675	—	3,260,252
Intangible assets, net	—	2,071	—	58,298	—	60,369
Goodwill	—	18,094	170,652	654,548	—	843,294
Investment in wholly owned subsidiaries	3,117,064	142,823	1,079,496	2,217,614	(6,556,997)	—
Investment in joint venture	—	—	—	69,068	—	69,068
Deferred income tax asset	—	—	—	7,683	—	7,683
Other long-term assets, net	—	235,192	26,329	31,909	—	293,430
Total assets	$3,117,179	$2,468,763	$2,639,263	$5,729,855	$(8,289,840)	$5,665,220
Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$832	$—	$—	$—	$832
Payables	138	35,796	4,531	330,763	—	371,228
Accrued interest payable	—	16,284	7,318	36	—	23,638
Accrued liabilities	568	8,147	3,448	40,844	—	53,007
Taxes other than income tax	—	3,104	3,248	3,552	—	9,904
Income tax payable	—	1,725	—	1,016	—	2,741
Intercompany payable	511,387	—	—	1,221,433	(1,732,820)	—
Current liabilities	512,093	65,888	18,545	1,597,644	(1,732,820)	461,350
Long-term debt, less current portion	—	1,815,888	511,857	33,719	—	2,361,464
Long-term payable to related party	—	4,229	—	6,504	—	10,733
Deferred income tax liability	—	—	—	34,404	—	34,404
Other long-term liabilities	—	37,559	208	80,919	—	118,686
Total partners' equity	2,605,086	545,199	2,108,653	3,976,665	(6,557,020)	2,678,583
Total liabilities and partners’ equity	$3,117,179	$2,468,763	$2,639,263	$5,729,855	$(8,289,840)	$5,665,220

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets
December 31, 2010
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$53	$107,655	$—	$73,413	$—	$181,121
Receivables, net	—	27,708	10,648	266,885	(3,188)	302,053
Inventories	—	1,776	6,712	405,521	(472)	413,537
Other current assets	—	10,116	1,202	31,478	—	42,796
Intercompany receivable	—	786,658	729,365	—	(1,516,023)	—
Current assets	53	933,913	747,927	777,297	(1,519,683)	939,507
Property, plant and equipment, net	—	1,006,479	614,762	1,566,216	—	3,187,457
Intangible assets, net	—	2,106	—	40,927	—	43,033
Goodwill	—	18,094	170,652	624,524	—	813,270
Investment in wholly owned subsidiaries	3,167,764	159,813	994,249	2,112,355	(6,434,181)	—
Investment in joint venture	—	—	—	69,603	—	69,603
Deferred income tax asset	—	—	—	8,138	—	8,138
Other long-term assets, net	—	267,532	26,329	31,524	—	325,385
Total assets	$3,167,817	$2,387,937	$2,553,919	$5,230,584	$(7,953,864)	$5,386,393
Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$832	$—	$—	$—	$832
Payables	—	28,705	9,559	257,651	(3,188)	292,727
Accrued interest payable	—	21,180	8,490	36	—	29,706
Accrued liabilities	680	18,154	3,973	35,146	—	57,953
Taxes other than income tax	125	4,273	2,587	3,733	—	10,718
Income tax payable	—	1,140	—	153	—	1,293
Intercompany payable	510,812	—	—	1,005,211	(1,516,023)	—
Current liabilities	511,617	74,284	24,609	1,301,930	(1,519,211)	393,229
Long-term debt, less current portion	—	1,589,189	514,270	32,789	—	2,136,248
Long-term payable to related party	—	3,571	—	6,517	—	10,088
Deferred income tax liability	—	—	—	29,565	—	29,565
Other long-term liabilities	—	33,458	228	80,877	—	114,563
Total partners’ equity	2,656,200	687,435	2,014,812	3,778,906	(6,434,653)	2,702,700
Total liabilities and partners’ equity	$3,167,817	$2,387,937	$2,553,919	$5,230,584	$(7,953,864)	$5,386,393

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income
For the Three Months Ended March 31, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$66,158	$50,347	$1,214,306	$(96,195)	$1,234,616
Costs and expenses	415	43,272	35,973	1,195,869	(96,644)	1,178,885
Operating (loss) income	(415)	22,886	14,374	18,437	449	55,731
Equity in earnings of subsidiaries	28,917	(16,990)	28,520	48,545	(88,992)	—
Equity in earnings of joint venture	—	—	—	2,388	—	2,388
Interest expense, net	—	(13,788)	(5,792)	(877)	—	(20,457)
Other income, net	—	57	13	(5,569)	—	(5,499)
Income (loss) before income tax expense	28,502	(7,835)	37,115	62,924	(88,543)	32,163
Income tax expense	—	363	—	3,284	—	3,647
Net income (loss)	28,502	(8,198)	37,115	59,640	(88,543)	28,516
Less net income attributable to noncontrolling interest	—	—	—	14	—	14
Net income (loss) attributable to NuStar Energy L.P.	$28,502	$(8,198)	$37,115	$59,626	$(88,543)	$28,502

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income
For the Three Months Ended March 31, 2010
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$73,232	$35,364	$885,652	$(48,719)	$945,529
Costs and expenses	449	48,828	27,431	877,540	(48,492)	905,756
Operating (loss) income	(449)	24,404	7,933	8,112	(227)	39,773
Equity in earnings of subsidiaries	20,151	(19,032)	24,787	37,494	(63,400)	—
Equity in earnings of joint venture	—	—	—	3,015	—	3,015
Interest expense, net	1	(12,007)	(5,923)	(657)	—	(18,586)
Other income (expense), net	—	575	12	(286)	—	301
Income (loss) before income tax expense	19,703	(6,060)	26,809	47,678	(63,627)	24,503
Income tax expense	—	393	—	4,407	—	4,800
Net income (loss)	$19,703	$(6,453)	$26,809	$43,271	$(63,627)	$19,703

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$79,041	$23,162	$13,552	$(201,929)	$(79,624)	$(165,798)
Cash flows from investing activities:
Capital expenditures	—	(45,340)	(430)	(27,476)	—	(73,246)
Acquisition	—	—	—	(52,577)	—	(52,577)
Investment in other long-term assets	—	—	—	(636)	—	(636)
Investment in subsidiaries	(57,300)	—	(56,727)	(56,727)	170,754	—
Other	—	—	13	45	—	58
Net cash used in investing activities	(57,300)	(45,340)	(57,144)	(137,371)	170,754	(126,401)
Cash flows from financing activities:
Debt borrowings	—	375,280	—	—	—	375,280
Debt repayments	—	(113,994)	—	—	—	(113,994)
Distributions to unitholders and general partner	(79,616)	(79,616)	—	(8)	79,624	(79,616)
Contributions from (distributions to) affiliates	57,300	(57,300)	56,727	114,027	(170,754)	—
Net intercompany borrowings (repayments)	575	(203,572)	(13,135)	216,132	—	—
Other	—	(263)	—	(881)	—	(1,144)
Net cash provided by (used in) financing activities	(21,741)	(79,465)	43,592	329,270	(91,130)	180,526
Effect of foreign exchange rate changes on cash	—	5,002	—	(4,013)	—	989
Net increase in cash and cash equivalents	—	(96,641)	—	(14,043)	—	(110,684)
Cash and cash equivalents as of the beginning of the period	53	107,655	—	73,413	—	181,121
Cash and cash equivalents as of the end of the period	$53	$11,014	$—	$59,370	$—	$70,437

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

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

14. SUBSEQUENT EVENT

On April 19, 2011, we purchased refinery assets from AGE Refining, Inc. for $41.0 million, excluding working capital. The assets consist of a 14,500 barrel per day refinery in San Antonio, Texas and 200,000 barrels of storage capacity in Elmendorf, Texas.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2010, Part I, Item 1A “Risk Factors,” as well as our subsequent current and quarterly reports, for a discussion of certain of those risks, uncertainties and assumptions.

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

OVERVIEW
NuStar Energy L.P. (NuStar Energy) is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt refining and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 17.6% total interest in us as of March 31, 2011. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in six sections:

•	Overview

•	Results of Operations

•	Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies

Acquisitions
On February 9, 2011, we acquired 75% of a company for approximately $54.0 million, excluding working capital of $2.4 million (Turkey Acquisition). The acquired company owns two terminals located in Mersin, Turkey with an aggregate 44 storage tanks and 1.3 million barrels of storage capacity. Both terminals are connected via pipelines to an offshore platform located approximately three miles off the Mediterranean Sea coast. The operations of the Turkey Acquisition are included in the Results of Operations commencing on February 9, 2011, with 25% accounted for as a noncontrolling interest.

On April 19, 2011, we purchased refinery assets from AGE Refining, Inc. for $41.0 million, excluding working capital (San Antonio Refinery Acquisition). The assets consist of a 14,500 barrel per day refinery in San Antonio, Texas and 200,000 barrels of storage capacity in Elmendorf, Texas.

Operations
We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). Our operations are divided into three reportable business segments: storage, transportation, and asphalt and fuels marketing.

Storage. We own terminals and storage facilities in the United States, Canada, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom, Mexico and Turkey providing approximately 69.0 million barrels of storage capacity. Our terminals and storage facilities provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including crude oil and other feedstocks.

Transportation. We own common carrier refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 5,605 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. The East and North Pipelines also include 21 terminals providing storage capacity of 4.6 million barrels, and the East Pipeline includes two tank farms providing storage capacity of 1.2 million barrels. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. We also own 812 miles of crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois, as well as 1.9 million barrels of crude storage in Texas and Oklahoma that is located along the crude oil pipelines. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in our Ammonia Pipeline.
Asphalt and Fuels Marketing. Our asphalt and fuels marketing segment includes our asphalt refining operations and our fuels marketing operations. We refine crude oil to produce asphalt and certain other refined products from our asphalt operations. We own two asphalt refineries with a combined throughput capacity of 104,000 barrels per day and related terminal facilities providing storage capacity of 5.0 million barrels. Additionally, as part of our fuels marketing operations, we purchase gasoline and other refined petroleum products for resale. The results of operations for the asphalt and fuels marketing segment depend largely on the gross margin between our costs and the sales price of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of our storage and transportation segments. We enter into derivative contracts to mitigate the effect of commodity price fluctuations.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,		Change
	2011	2010
Statement of Income Data:
Revenues:
Services revenues	$198,393	$189,295	$9,098
Product sales	1,036,223	756,234	279,989
Total revenues	1,234,616	945,529	289,087

Costs and expenses:
Cost of product sales	992,367	719,221	273,146
Operating expenses	120,239	121,337	(1,098)
General and administrative expenses	25,983	27,269	(1,286)
Depreciation and amortization expense	40,296	37,929	2,367
Total costs and expenses	1,178,885	905,756	273,129

Operating income	55,731	39,773	15,958
Equity in earnings of joint venture	2,388	3,015	(627)
Interest expense, net	(20,457)	(18,586)	(1,871)
Other (expense) income, net	(5,499)	301	(5,800)
Income before income tax expense	32,163	24,503	7,660
Income tax expense	3,647	4,800	(1,153)
Net income	28,516	19,703	8,813
Less net income attributable to noncontrolling interest	14	—	14
Net income attributable to NuStar Energy L.P.	$28,502	$19,703	$8,799

Net income per unit applicable to limited partners	$0.30	$0.19	$0.11

Weighted average limited partner units outstanding	64,610,549	60,210,549	4,400,000

Highlights
Net income increased $8.8 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, primarily due to an increase in segment operating income, partially offset by an increase in other expense. Segment operating income increased $14.8 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, due to increased operating income from all of our reportable business segments, especially the asphalt and fuels marketing and storage segments.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended March 31,		Change
	2011	2010
Storage:
Throughput (barrels/day)	620,582	641,457	(20,875)
Throughput revenues	$17,048	$17,827	$(779)
Storage lease revenues	119,727	108,805	10,922
Total revenues	136,775	126,632	10,143
Operating expenses	66,949	65,078	1,871
Depreciation and amortization expense	21,130	18,666	2,464
Segment operating income	$48,696	$42,888	$5,808

Transportation:
Refined products pipelines throughput (barrels/day)	502,610	527,340	(24,730)
Crude oil pipelines throughput (barrels/day)	310,865	363,237	(52,372)
Total throughput (barrels/day)	813,475	890,577	(77,102)
Throughput revenues	$73,010	$75,262	$(2,252)
Operating expenses	25,906	28,753	(2,847)
Depreciation and amortization expense	12,707	12,752	(45)
Segment operating income	$34,397	$33,757	$640

Asphalt and Fuels Marketing:
Product sales	$1,040,068	$758,930	$281,138
Cost of product sales	1,001,073	726,734	274,339
Gross margin	38,995	32,196	6,799
Operating expenses	33,980	35,051	(1,071)
Depreciation and amortization expense	4,897	5,041	(144)
Segment operating income	$118	$(7,896)	$8,014

Consolidation and Intersegment Eliminations:
Revenues	$(15,237)	$(15,295)	$58
Cost of product sales	(8,706)	(7,513)	(1,193)
Operating expenses	(6,596)	(7,545)	949
Total	$65	$(237)	$302

Consolidated Information:
Revenues	$1,234,616	$945,529	$289,087
Cost of product sales	992,367	719,221	273,146
Operating expenses	120,239	121,337	(1,098)
Depreciation and amortization expense	38,734	36,459	2,275
Segment operating income	83,276	68,512	14,764
General and administrative expenses	25,983	27,269	(1,286)
Other depreciation and amortization expense	1,562	1,470	92
Consolidated operating income	$55,731	$39,773	$15,958

Storage
Throughputs decreased 20,875 barrels per day and throughput revenues decreased $0.8 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, mainly due to a turnaround and continued operational issues in 2011 at the refinery served by our Benicia crude oil storage tanks.

Storage lease revenues increased $10.9 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, primarily due to:

•	an increase of $3.6 million related to our acquisition of three terminals in Mobile County, Alabama in May 2010 and our Turkey Acquisition;

•	an increase of $3.5 million due to completed tank expansion projects at our St. Eustatius and Texas City terminals; and

•	an increase of $3.3 million across various domestic terminals due to rate escalations, new customer contracts, increased reimbursable revenues, and higher throughput and related handling fees.

Depreciation and amortization expense increased $2.5 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, primarily due to the completion of various terminal upgrade and expansion projects, our acquisition of three terminals in Mobile County, Alabama in May 2010, and the Turkey Acquisition.

Transportation
Throughputs decreased 77,102 barrels per day and revenues decreased $2.3 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, primarily due to:

•	a decrease of 47,042 barrels per day and a decrease of $3.6 million on the Houston pipeline mainly due to market conditions that favored exporting instead of shipping on our pipeline; and

•	a decrease of 60,461 barrels per day and a decrease of $1.9 million on our pipelines serving the Ardmore refinery mainly due to a turnaround in March 2011.

These decreases were partially offset by:

•
an increase of 8,756 barrels per day and an increase in revenues of $2.2 million on the Ammonia Pipeline due to increased activity in preparation for an anticipated strong spring application season; and

•
an increase of 29,343 barrels per day and an increase in revenues of $1.6 million on pipelines serving the McKee refinery due to increased production in 2011 and turnaround activity at the refinery during the first quarter of 2010.

Operating expenses decreased $2.8 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, primarily due to lower maintenance expenses and a reduction in overhead expenses.

Asphalt and Fuels Marketing
Sales and cost of product sales increased $281.1 million and $274.3 million, respectively, resulting in an increase in total gross margin of $6.8 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The increase in total gross margin was primarily due to an increase of $10.5 million in the gross margin from our fuels marketing operations. Rising crude prices in the first quarter of 2011 improved gross margins for our crude trading contracts and product trading.

The increase in gross margin of our fuels marketing operations was partially offset by a decrease of $3.7 million in gross margin from our asphalt operations. Although gross margin per barrel for our asphalt operations increased to $6.72 for the three months ended March 31, 2011, from $5.54 for the three months ended March 31, 2010, volumes decreased by approximately 33% compared to the same period last year. Higher crude prices in the first quarter of 2011 negatively impacted volumes.

Consolidation and Intersegment Eliminations
Revenue, cost of product sales and operating expense eliminations primarily relate to storage and transportation fees charged to the asphalt and fuels marketing segment by the transportation and storage segments.

General
General and administrative expenses decreased $1.3 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, primarily due to lower compensation expense associated with our long-term incentive plans, which fluctuates with our unit price.

Interest expense, net increased $1.9 million for the three months ended March 31, 2011, compared to the three months ended

March 31, 2010, mainly due to the issuance of $450.0 million of 4.80% senior notes in August 2010. This increase in interest expense was partially offset by the effect of additional fixed-to-floating interest rate swap agreements we entered into in September and October 2010 and an increase in capitalized interest.

Other expense, net increased $5.8 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, mainly due to $5.0 million in costs associated with the early termination of a third-party storage agreement at our Paulsboro, New Jersey asphalt refinery.

Income tax expense decreased $1.2 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, mainly due to statutory rate reductions in the United Kingdom and Netherlands at the end of 2010.

OUTLOOK
Overall, we expect our results for 2011 to be higher than 2010 due mainly to increases in our storage segment and our asphalt and fuels marketing segment.

Storage Segment
For 2011, we expect the storage segment earnings to increase compared to 2010. We expect to benefit from a full year's contribution of the Mobile, AL terminal acquisition in 2010. In addition, internal growth projects completed in the second half of 2010 as well as those expected to be completed in 2011, mainly at our St. Eustatius terminal in the Caribbean and our St. James, Louisiana terminal, are expected to positively impact our earnings.

Transportation Segment
We expect the transportation segment earnings for 2011 to be lower than 2010. Throughputs for 2011 are forecasted to decrease compared to 2010 mainly due to changing market conditions and planned turnaround activity at refineries served by our pipelines. However, the tariffs on our pipelines regulated by the Federal Energy Regulatory Commission, which adjust annually based upon changes in the producer price index, are expected to increase effective July 1, 2011, when the adjustment takes effect. In addition, we expect to benefit in 2011 from the completion of a pipeline expansion project that will serve Eagle Ford Shale production.

Asphalt and Fuels Marketing Segment
We expect the asphalt and fuels marketing segment results to increase for the full year 2011 compared to 2010. Our operations are expected to benefit from a full year of heavy fuel and bunker fuel sales in new markets we entered into in 2010, and from our San Antonio Refinery Acquisition, which closed on April 19, 2011.

Our outlook could change depending on, among other things, the prices of crude oil, changes to refinery maintenance schedules, and other factors that affect overall demand for the products we store, transport and sell as well as changes in commodity prices for the products we market.

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary cash requirements are for distributions to partners, working capital requirements, including inventory purchases, debt service, capital expenditures, acquisitions and normal operating expenses. On an annual basis, we attempt to fund our operating expenses, interest expense, reliability capital expenditures and distribution requirements with cash generated from our operations. If we do not generate sufficient cash from operations to meet those requirements, we utilize available borrowing capacity under our revolving credit agreement and, to the extent necessary, funds raised through equity or debt offerings under our shelf registration statements. Additionally, we typically fund our strategic capital expenditures from external sources, primarily borrowings under our revolving credit agreement or funds raised through equity or debt offerings. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control. The volatility of the capital and credit markets could restrict our ability to issue debt or equity or may increase our cost of capital beyond rates acceptable to us.

Cash Flows for the Three Months Ended March 31, 2011 and 2010
The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2011	2010
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$(165,798)	$37,249
Investing activities	(126,401)	(57,022)
Financing activities	180,526	(21,605)
Effect of foreign exchange rate changes on cash	989	(478)
Net decrease in cash and cash equivalents	$(110,684)	$(41,856)

Net cash used in operating activities for the three months ended March 31, 2011 was $165.8 million, compared to $37.2 million net cash provided by operating activities for the three months ended March 31, 2010, primarily due to higher investments in working capital in 2011 compared to the same period in 2010. We increased our working capital $232.9 million in 2011, compared to $18.4 million in 2010. Our operations generated a cash shortfall, and therefore could not cover the cash requirements for reliability capital expenditures and distributions. As a result, we utilized borrowings under our revolving credit agreement as well as cash on hand to fund that shortfall, our strategic capital expenditures and the Turkey Acquisition.

For the three months ended March 31, 2010, cash from operating activities and proceeds from long-term debt borrowings, net of repayments, combined with cash on hand, were used to fund our distributions to unitholders and our general partner and capital expenditures primarily related to various terminal projects.

2007 Revolving Credit Agreement
As of March 31, 2011, we had $501.9 million available for borrowing under our $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement). Due to a covenant in our 2007 Revolving Credit Agreement that requires us to maintain, as of the end of each four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00, we may not be able to borrow the maximum available amount. On March 7, 2011, we amended the 2007 Revolving Credit Agreement to exclude unused proceeds from the Gulf Opportunity Zone bond issuances from total indebtedness in the calculation of the consolidated debt coverage ratio. As of March 31, 2011, the consolidated debt coverage ratio was 4.4x. The 2007 Revolving Credit Agreement matures in December 2012, and we do not have any other significant debt maturing until 2012.

Shelf Registration Statement
On April 29, 2011, the Securities and Exchange Commission declared effective our shelf registration statement on Form S-3, which permits us to offer and sell various types of securities, including NuStar Energy common units and debt securities of NuStar Logistics and NuPOP, having an aggregate value of up to $200.0 million (the 2011 Shelf Registration Statement). This is in addition to our shelf registration statement on Form S-3 the Securities and Exchange Commission declared effective in May 2010. We filed the 2011 Shelf Registration Statement to provide additional financial flexibility.

If the capital markets become more volatile, our access to the capital markets may be limited, or we could face increased costs. In addition, it is possible that our ability to access the capital markets may be limited at a time when we would like or need to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

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

During the three months ended March 31, 2011, our reliability capital expenditures totaled $8.0 million, including $7.4 million primarily related to maintenance upgrade projects at our terminals. Strategic capital expenditures for the three months ended March 31, 2011 totaled $65.9 million and were primarily related to projects at our St. James, Louisiana and St. Eustatius terminals and our corporate office.

For the full year 2011, we expect to incur approximately $420.0 million of capital expenditures, including $60.0 million for reliability capital projects and $360.0 million for strategic capital projects, which do not include acquisitions. Thus far in 2011, we have spent approximately $95.0 million, excluding working capital, related to the Turkey Acquisition and the San Antonio Refinery Acquisition. We continue to evaluate our capital budget and make changes as economic conditions warrant. Depending upon current economic conditions, our actual capital expenditures for 2011 may exceed or be lower than the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2011, and our internal growth projects can be accelerated or scaled back depending on the condition of the capital markets.

Working Capital Requirements
The asphalt and fuels marketing segment requires us to make substantial investments in working capital. Increases in the prices of the commodities we purchase would cause our working capital requirements to increase, which could affect our liquidity. Our working capital requirements will vary with the seasonal nature of asphalt demand as we employ our asphalt winterfill strategy to build and store inventories during periods of lower demand in order to sell it during periods of higher demand. This seasonal nature of demand will also affect the accounts receivable and accounts payable balances, which will vary depending on timing of payments.

Within working capital, our inventory balances increased by $184.8 million in 2011, compared to $115.9 million in 2010, due to rising crude oil prices in the first quarter of 2011. In addition, accounts receivable increased by $94.1 million in 2011, compared to $24.6 million in 2010, mainly due to the timing of payments and higher bunker fuel sales, as well as increased crude trading activity. Other current assets increased $21.6 million in 2011, compared to a decrease of $29.0 million in 2010, primarily due to an increase in derivative activity in 2011 and variations in our margin deposits related to our derivative instruments.

Higher inventory balances would typically also result in higher amounts of accounts payable, offsetting the impact to working capital. However, with respect to our asphalt winterfill strategy, which often involves storing inventory for an extended period, we typically pay for the inventory prior to selling it. In 2011, accounts payable increased $76.9 million, compared to $106.3 million in 2010. Due to the potential for this discrepancy in timing between paying for and receiving payment for our inventory, increases in our accounts payable will not always offset increases in our inventory balances within our working capital. As a result, the volume of inventory we maintain and the average cost of those inventories associated with our asphalt winterfill strategy can significantly affect our working capital balance.

Distributions
In February 2011, we paid a quarterly cash distribution totaling $79.6 million, or $1.075 per unit, related to the fourth quarter of 2010. On April 27, 2011, we announced a quarterly cash distribution of $1.075 per unit related to the first quarter of 2011. This distribution will be paid on May 13, 2011 to unitholders of record on May 9, 2011 and will total $79.6 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,592	$1,467
General partner incentive distribution	8,568	7,799
Total general partner distribution	10,160	9,266
Limited partners’ distribution	69,456	64,126
Total cash distributions	$79,616	$73,392

Cash distributions per unit applicable to limited partners	$1.075	$1.065
Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter.

Long-Term Debt Obligations
We are a party to the following long-term debt agreements:

•	the 2007 Revolving Credit Agreement due December 10, 2012, with a balance of $420.9 million as of March 31, 2011;

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

•
the $12.0 million note payable in annual installments through December 31, 2015 to the Port of Corpus Christi Authority of Nueces County, Texas, with a balance of $1.8 million as of March 31, 2011, associated with the construction of a crude oil storage facility in Corpus Christi, Texas.

Management believes that, as of March 31, 2011, we are in compliance with all ratios and covenants of both the 2007 Revolving Credit Agreement and the UK Term Loan, which has substantially the same covenants as the 2007 Revolving Credit Agreement. Our other long-term debt obligations do not contain any financial covenants that are different than those contained in the 2007 Revolving Credit Agreement. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments.

Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on certain of our long-term debt agreements.

Interest Rate Swaps
As of March 31, 2011 an December 31, 2010, we were a party to fixed-to-floating interest rate swap agreements and forward-starting swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. As of March 31, 2011, the weighted-average interest rate that we paid under our fixed-to-floating interest rate swaps was 2.5%.

The following table aggregates information on our interest rate swap agreements:

	Notional Amount		Fair Value
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(Thousands of Dollars)
Type of interest rate swap agreements:
Fixed-to-floating	$657,500	$617,500	$(24,734)	$(18,820)
Forward-starting	$500,000	$500,000	$37,878	$35,000

Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

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

Contingencies
We are subject to certain loss contingencies, the outcomes of which could have an adverse effect on our cash flows and results of operations, as further disclosed in Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements.”

RELATED PARTY TRANSACTIONS
We have related party transactions with NuStar GP, LLC and parties of our noncontrolling interest. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our related party transactions.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, we utilize fixed-to-floating interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt. We also enter into forward-starting interest rate swap agreements to lock in the rate on the interest payments related to forecasted debt issuances. Borrowings under the 2007 Revolving Credit Agreement and Gulf Opportunity Zone Revenue Bonds expose us to increases in the underlying interest rates.

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

	March 31, 2011
	Expected Maturity Dates
	2011	2012	2013	2014	2015	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$832	$384,615	$479,986	$—	$—	$800,000	$1,665,433	$1,765,897
Weighted average interest rate	8.0%	7.4%	6.0%	—	—	6.0%	6.3%
Variable rate	$—	$420,889	$—	$—	$—	$290,440	$711,329	$700,682
Weighted average interest rate	—	0.9%	—	—	—	0.2%	0.6%
Interest Rate Swaps Fixed–to-Floating:
Notional amount	$—	$60,000	$107,500	$—	$—	$490,000	$657,500	$(24,780)
Weighted average pay rate	2.6%	3.5%	4.6%	5.6%	6.3%	7.0%	5.6%
Weighted average receive rate	5.4%	5.4%	5.2%	5.0%	5.0%	4.9%	5.1%

	December 31, 2010
	Expected Maturity Dates
	2011	2012	2013	2014	2015	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$832	$383,687	$479,986	$—	$—	$800,000	$1,664,505	$1,775,842
Weighted average interest rate	8.0%	7.4%	6.0%	—	—	6.0%	6.3%
Variable rate	$—	$188,282	$—	$—	$—	$290,440	$478,722	$473,348
Weighted average interest rate	—	1.0%	—	—	—	0.3%	0.6%
Interest Rate Swaps Fixed–to-Floating:
Notional amount	$—	$60,000	$107,500	$—	$—	$450,000	$617,500	$(18,821)
Weighted average pay rate	2.5%	3.3%	4.3%	5.3%	6.1%	6.8%	5.4%
Weighted average receive rate	5.2%	5.2%	5.0%	4.8%	4.8%	4.8%	4.9%

The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount	Period of Hedge	Weighted- Average Fixed Rate	Fair Value
			March 31, 2011	December 31, 2010
(Thousands of Dollars)			(Thousands of Dollars)
$125,000	03/13 - 03/23	3.5%	$9,464	$8,717
150,000	06/13 - 06/23	3.5%	12,179	11,243
225,000	02/12 - 02/22	3.1%	16,235	15,040
$500,000		3.3%	$37,878	$35,000

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

The commodity contracts disclosed below represent only those contracts exposed to commodity price risk at the end of the period. Please refer to Note 6 of Condensed Notes to Consolidated Financial Statement in Item 1. “Financial Statements” for the volume and related fair value of all commodity contracts.

	March 31, 2011
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	3	$129.02	N/A	$(5)
Futures – short:
(refined products)	357	N/A	$132.75	$(1,031)
Swaps – long:
(refined products)	141	$95.63	N/A	$(327)
Swaps – short:
(refined products)	566	N/A	$94.71	$(1,890)

Economic Hedges and Other Derivatives:
Futures – long:
(refined products)	226	$104.42	N/A	$3,012
Futures – short:
(refined products)	441	N/A	$102.84	$(3,035)
Swaps – long:
(refined products)	679	$93.88	N/A	$3,270
Swaps – short:
(refined products)	959	N/A	$92.82	$(5,087)
Forward purchase contracts:
(crude oil)	9,199	$102.40	N/A	$106,163
Forward sales contracts:
(crude oil)	9,200	N/A	$102.77	$(99,935)

Total fair value of open positions exposed to commodity price risk				$1,135

	December 31, 2010
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(crude oil and refined products)	436	N/A	$96.00	$(1,015)
Swaps – long:
(refined products)	380	$76.05	N/A	$(557)
Swaps – short:
(refined products)	823	N/A	$74.53	$(2,541)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	278	$93.80	N/A	$802
Futures – short:
(crude oil and refined products)	936	N/A	$100.74	$(2,102)
Swaps – long:
(refined products)	385	$76.27	N/A	$1,684
Swaps – short:
(refined products)	157	N/A	$73.22	$(698)
Forward purchase contracts:
(crude oil)	4,680	$85.81	N/A	$38,434
Forward sales contracts:
(crude oil)	4,680	N/A	$86.48	$(38,989)

Total fair value of open positions exposed to commodity price risk				$(4,982)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2011.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description
10.01
Second Amendment to 5-Year Revolving Credit Agreement, dated as of March 7, 2011, among NuStar Logistics, L.P., as Borrower, NuStar Energy L.P., NuStar Pipeline Operating Partnership L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders Party thereto (incorporated by reference to Exhibit 10.01 of NuStar Energy L.P.’s Current Report on Form 8-K filed March 11, 2011)

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

**101
The following interactive data files pursuant to Rule 405 of Regulation S-T from NuStar Energy L.P.’s Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

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
May 5, 2011

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
May 5, 2011

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
May 5, 2011