Form 10-Q
period 2011-06-30
NuStar Energy L.P.
filed 2011-08-04
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of July 31, 2011 was 64,610,549.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$128,876	$181,121
Accounts receivable, net of allowance for doubtful accounts of $1,458 and $1,457 as of June 30, 2011 and December 31, 2010, respectively	457,410	302,053
Inventories	667,908	413,537
Other current assets	61,162	42,796
Total current assets	1,315,356	939,507
Property, plant and equipment, at cost	4,274,702	4,021,319
Accumulated depreciation and amortization	(912,850)	(833,862)
Property, plant and equipment, net	3,361,852	3,187,457
Intangible assets, net	46,305	43,033
Goodwill	848,949	813,270
Investment in joint venture	67,272	69,603
Deferred income tax asset	10,176	8,138
Other long-term assets, net	246,798	325,385
Total assets	$5,896,708	$5,386,393
Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$255,984	$832
Accounts payable	509,190	282,382
Payable to related party	15,492	10,345
Accrued interest payable	29,719	29,706
Accrued liabilities	59,323	57,953
Taxes other than income tax	14,029	10,718
Income tax payable	1,590	1,293
Total current liabilities	885,327	393,229
Long-term debt, less current portion	2,186,260	2,136,248
Long-term payable to related party	11,411	10,088
Deferred income tax liability	36,407	29,565
Other long-term liabilities	118,337	114,563
Commitments and contingencies (Note 5)
Partners’ equity:
Limited partners (64,610,549 common units outstanding as of June 30, 2011 and December 31, 2010)	2,561,460	2,598,873
General partner	56,609	57,327
Accumulated other comprehensive income	26,152	46,500
Total NuStar Energy L.P. partners' equity	2,644,221	2,702,700
Noncontrolling interest	14,745	—
Total partners’ equity	2,658,966	2,702,700
Total liabilities and partners’ equity	$5,896,708	$5,386,393
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Service revenues:
Third parties	$199,208	$195,087	$397,471	$384,382
Related party	407	—	537	—
Total service revenues	199,615	195,087	398,008	384,382
Product sales	1,389,569	929,854	2,425,792	1,686,088
Total revenues	1,589,184	1,124,941	2,823,800	2,070,470
Costs and expenses:
Cost of product sales	1,269,448	842,588	2,261,815	1,561,809
Operating expenses:
Third parties	97,825	85,868	182,955	173,361
Related party	36,801	34,075	71,910	67,919
Total operating expenses	134,626	119,943	254,865	241,280
General and administrative expenses:
Third parties	10,084	8,875	19,119	18,906
Related party	16,035	13,320	32,983	30,558
Total general and administrative expenses	26,119	22,195	52,102	49,464
Depreciation and amortization expense	41,640	38,185	81,936	76,114
Total costs and expenses	1,471,833	1,022,911	2,650,718	1,928,667
Operating income	117,351	102,030	173,082	141,803
Equity in earnings of joint venture	2,010	2,102	4,398	5,117
Interest expense, net	(20,622)	(18,890)	(41,079)	(37,476)
Other (expense) income, net	(967)	14,816	(6,466)	15,117
Income before income tax expense	97,772	100,058	129,935	124,561
Income tax expense	5,167	636	8,814	5,436
Net income	92,605	99,422	121,121	119,125
Less net income attributable to noncontrolling interest	6	—	20	—
Net income attributable to NuStar Energy L.P.	$92,599	$99,422	$121,101	$119,125
Net income per unit applicable to limited partners (Note 11)	$1.27	$1.43	$1.57	$1.64
Weighted-average limited partner units outstanding	64,610,549	62,289,670	64,610,549	61,255,853
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$121,121	$119,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	81,936	76,114
Amortization of debt related items	(4,690)	(3,868)
Gain on sale or disposition of assets, including insurance recoveries	(236)	(12,812)
Deferred income tax expense (benefit)	1,487	(2,301)
Equity in earnings of joint venture	(4,398)	(5,117)
Distributions of equity in earnings of joint venture	6,729	5,050
Changes in current assets and current liabilities (Note 12)	(201,736)	(162,015)
Other, net	1,611	(523)
Net cash provided by operating activities	1,824	13,653
Cash Flows from Investing Activities:
Reliability capital expenditures	(20,573)	(21,262)
Strategic capital expenditures	(135,821)	(96,423)
Acquisitions	(100,448)	(43,026)
Proceeds from insurance recoveries	—	13,500
Investment in other long-term assets	(5,580)	(3,224)
Proceeds from sale or disposition of assets	289	157
Net cash used in investing activities	(262,133)	(150,278)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	585,764	671,355
Proceeds from short-term debt borrowings	31,600	175,791
Long-term debt repayments	(225,993)	(636,633)
Short-term debt repayments	(31,600)	(195,791)
Proceeds from issuance of common units, net of issuance costs	—	240,297
Contributions from general partner	—	5,078
Distributions to unitholders and general partner	(159,232)	(146,784)
Proceeds from termination of interest rate swaps	9,112	—
Other, net	(2,811)	(5,511)
Net cash provided by financing activities	206,840	107,802
Effect of foreign exchange rate changes on cash	1,224	1,371
Net decrease in cash and cash equivalents	(52,245)	(27,452)
Cash and cash equivalents as of the beginning of the period	181,121	62,006
Cash and cash equivalents as of the end of the period	$128,876	$34,554
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 17.5% total interest in us as of June 30, 2011.
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
These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2011 and 2010 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Reclassifications
Certain previously reported amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

Acquisitions
On April 19, 2011, we purchased certain refining and storage assets, inventory and other working capital items from AGE Refining, Inc. for $62.0 million, including the assumption of certain environmental liabilities. The assets consist of a 14,500 barrel per day refinery in San Antonio, Texas (the San Antonio Refinery) and 200,000 barrels of storage capacity in Elmendorf, Texas. The purchase price has been preliminarily allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition, pending completion of an independent appraisal and other evaluations. The consolidated statements of income include the results of operations for our acquisition of the San Antonio Refinery and related storage assets commencing on April 19, 2011.

On February 9, 2011, we acquired 75% of the outstanding capital of a Turkish company, which owns two terminals in Mersin, Turkey, with an aggregate 1.3 million barrels of storage capacity, for approximately $57.3 million (the Turkey Acquisition). Both terminals are connected via pipelines to an offshore platform located approximately three miles off the Mediterranean Sea coast. The purchase price has been preliminarily allocated based on the estimated fair values of the individual assets acquired, liabilities assumed and noncontrolling interest at the date of acquisition. The purchase price allocation is pending completion of an independent appraisal and other evaluations. The consolidated statements of income include the results of operations for the Turkey Acquisition commencing on February 9, 2011, with 25% accounted for as a noncontrolling interest.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS

Other Comprehensive Income
In June 2011, the Financial Accounting Standards Board (FASB) amended the disclosure requirements for the presentation of comprehensive income. The amended requirements eliminate the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended requirements, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years and interim periods beginning after December 15, 2011, and retrospective application is required. Accordingly, we will adopt these provisions January 1, 2012. These amendments only affect financial statement presentation and will not impact our financial position or results of operations.

Fair Value Measurements
In May 2011, the FASB issued amended guidance and disclosure requirements for fair value measurements. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. These changes are effective for interim and annual periods beginning on or after December 15, 2011, and early adoption is not permitted. Accordingly, we will adopt these provisions January 1, 2012, and we do not expect the amended guidance to have a material impact on our financial position, results of operations or disclosures.

3. INVENTORIES

Inventories consisted of the following:

	June 30, 2011	December 31, 2010
	(Thousands of Dollars)
Crude oil	$195,509	$122,945
Finished products	463,101	281,197
Materials and supplies	9,298	9,395
Total	$667,908	$413,537

4. DEBT

Revolving Credit Agreement
During the six months ended June 30, 2011, we borrowed an aggregate $520.0 million under our $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement) to fund a portion of our capital expenditures and working capital requirements. Additionally, we repaid $226.0 million during the six months ended June 30, 2011. The 2007 Revolving Credit Agreement bears interest based on either an alternative base rate or a LIBOR-based rate. As of June 30, 2011, our weighted average borrowing interest rate was 0.9%, and we had $429.4 million available for borrowing under the 2007 Revolving Credit Agreement. Due to a covenant in our 2007 Revolving Credit Agreement that requires us to maintain, as of the end of each four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00, we may not be able to borrow the maximum available amount. On March 7, 2011, we amended the 2007 Revolving Credit Agreement to exclude unused proceeds from the Gulf Opportunity Zone bond issuances from total indebtedness in the calculation of the consolidated debt coverage ratio. As of June 30, 2011, our consolidated debt coverage ratio was 4.3x.

Gulf Opportunity Zone Revenue Bonds
The Parish of St. James, Louisiana issued three separate series of tax exempt revenue bonds in 2010 (2010 GoZone Bonds) associated with our St. James terminal expansion pursuant to the Gulf Opportunity Zone Act of 2005. The interest rate on these bonds is based on a weekly tax-exempt bond market interest rate, and interest is paid monthly. The interest rate was 0.1% as of June 30, 2011. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansion. The amount remaining in trust related to the 2010 GoZone Bonds is included in “Other long-term assets, net,” and the amount of bonds issued is included in “Long-term debt, less current portion” in our consolidated balance sheets. For the six months ended June 30, 2011, we received net proceeds of $65.8 million from the 2010 GoZone Bonds. As of June 30, 2011, the amount remaining in trust totaled $139.6 million.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lines of Credit
As of June 30, 2011, we had one short-term line of credit with an uncommitted borrowing capacity of up to $20.0 million. We had no outstanding borrowings on this line of credit as of June 30, 2011. During the six months ended June 30, 2011, we borrowed and repaid $31.6 million related to this line of credit.

5. COMMITMENTS AND CONTINGENCIES

Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of June 30, 2011, we have accrued $75.6 million for contingent losses. The amount that will ultimately be paid related to these matters may differ from the amounts accrued, and the timing of such payments is uncertain.

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

Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants are in breach of a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provides for CARCO's use of Eres' vessels for the shipment of asphalt. Eres contends that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants have failed to perform under the Charter Agreement since January 1, 2008. Eres has valued its damages for the alleged breach of contract claim at approximately $78.1 million. Pursuant to a May 2010 ruling by the United States District Court for the Southern District of Texas, the NuStar Entities were found to have assumed the Charter Agreement from CARCO and to be obligated to defend and indemnify CITGO and CARCO against Eres' claims. The Defendants were ordered to proceed with arbitration; an arbitration hearing occurred in June 2011. Additional arbitration hearing dates are currently scheduled for mid-October 2011. We intend to vigorously defend against Eres' claims in arbitration.

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
The following assets and liabilities are measured at fair value:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$1,074	$—	$—	$1,074
Commodity derivatives	10,898	4,653	—	15,551
Other long-term assets, net:
Interest rate swaps	—	23,214	—	23,214
Accrued liabilities:
Product imbalances	(625)	—	—	(625)
Commodity derivatives	(5,878)	(19,883)	—	(25,761)
Other long-term liabilities:
Interest rate swaps	—	(20,362)	—	(20,362)
Total	$5,469	$(12,378)	$—	$(6,909)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$991	$—	$—	$991
Other long-term assets, net:
Interest rate swaps	—	45,663	—	45,663
Accrued liabilities:
Product imbalances	(988)	—	—	(988)
Commodity derivatives	(14,741)	—	—	(14,741)
Other long-term liabilities:
Interest rate swaps	—	(29,483)	—	(29,483)
Total	$(14,738)	$16,180	$—	$1,442

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commodity Derivatives
The fair value of certain of our commodity derivative instruments are based on quoted prices on an exchange; accordingly, these are categorized in Level 1 of the fair value hierarchy. We also have derivative instruments that are are valued using industry pricing services and other observable inputs, such as quoted prices on an exchange for similar derivative instruments. Therefore, these derivative instruments are categorized in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented. See Note 7. Derivatives and Risk Management Activities for a discussion of our derivative instruments.

Fair Value of Financial Instruments
We do not record our outstanding debt at fair value in our consolidated balance sheet. The estimated fair value and carrying amount of our debt was as follows:

	June 30, 2011	December 31, 2010
	(Thousands of Dollars)
Fair value	$2,553,057	$2,249,190
Carrying amount	$2,442,244	$2,137,080

We estimated the fair values of our debt using a discounted cash flow analysis using current incremental borrowing rates for similar types of borrowing arrangements.

7. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES

We utilize various derivative instruments to: (i) manage our exposure to commodity price risk; (ii) engage in a trading program; and (iii) manage our exposure to interest rate risk. Our risk management policies and procedures are designed to monitor interest rates, futures and swaps positions, as well as physical volumes, grades, locations and delivery schedules to help ensure that our hedging activities address our market risks. We have a risk management committee that oversees our trading controls and procedures and certain aspects of commodity and trading risk management. Our risk management committee also reviews all new commodity and trading risk management strategies in accordance with our risk management policy, as approved by our board of directors.
Interest Rate Risk
We are a party to certain interest rate swap agreements to manage our exposure to changes in interest rates. We have fixed-to-floating interest rate swap agreements associated with a portion of our fixed-rate senior notes. During the six months ended June 30, 2011, we entered into a fixed-to-floating interest rate swap agreement with a notional amount of $40.0 million related to the 7.65% senior notes issued in April 2008. Under the terms of this interest rate swap agreement, we will receive a fixed rate of 7.65% and will pay a variable rate based on three-month USD LIBOR plus a percentage. We account for this fixed-to-floating interest rate swap as a fair value hedge. Accordingly, we record mark-to-market adjustments to the fair value of the swap and the related change in the fair value of the associated hedged debt, as well as any hedge ineffectiveness, in "Interest expense, net."

We are also a party to fixed-to-floating interest rate swap agreements that qualify for the shortcut method of accounting. As a result, changes in the fair value of these swaps completely offset the changes in the fair value of the underlying hedged debt. During the six months ended June 30, 2011, we terminated interest rate swap agreements with an aggregate notional amount of $167.5 million associated with our 6.875% and 6.05% senior notes. We received $9.1 million in connection with the termination, which is being amortized into "Interest expense, net" over the remaining lives of the 6.875% and 6.05% senior notes. Proceeds from the termination of interest rate swap agreements is included in cash flows from financing activities on the consolidated statements of cash flows. The total aggregate notional amount of the fixed-to-floating interest rate swaps was $490.0 million and $617.5 million as of June 30, 2011 and December 31, 2010, respectively. The weighted-average interest rate that we paid under our fixed-to-floating interest rate swaps was 2.5% as of June 30, 2011.

We are also a party to forward-starting interest rate swap agreements with an aggregate notional amount of $500.0 million as of June 30, 2011 and December 31, 2010 related to forecasted probable debt issuances in 2012 and 2013. We entered into the swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. These swaps are designated and qualify as cash flow hedges.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commodity Price Risk
We are exposed to market risks related to the volatility of crude oil and refined product prices. In order to reduce the risk of commodity price fluctuations with respect to our crude oil and finished product inventories and related firm commitments to purchase and/or sell such inventories, we utilize futures and swaps contracts, which qualify and we designate as fair value hedges.

During the second quarter of 2011, we entered into swaps contracts to hedge the price risk associated with the San Antonio Refinery. These swaps contracts fix the purchase price of crude oil and sales prices of refined products for a portion of the expected production of the San Antonio Refinery, thereby mitigating the risk of volatility of future cash flows associated with hedged volumes. These swaps contracts qualified and we designated them as cash flow hedges.

Derivatives that are intended to hedge our commodity price risk, but fail to qualify as fair value or cash flow hedges are considered economic hedges, and associated gains and losses are recorded in net income.

We also enter into commodity derivatives in order to attempt to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges. Changes in the fair values are recorded in net income.

The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short positions on an absolute basis, which totaled 35.0 million barrels and 12.8 million barrels as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011, and December 31, 2010, we had $7.4 million and $17.8 million, respectively, of margin deposits related to our derivative instruments.

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Commodity contracts	Other current assets	$16,045	$—	$(12,052)	$—
Interest rate swaps	Other long-term assets, net	23,214	45,663	—	—
Commodity contracts	Accrued liabilities	42,562	2,176	(62,445)	(2,522)
Interest rate swaps	Other long-term liabilities	—	—	(20,362)	(29,483)
Total		81,821	47,839	(94,859)	(32,005)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	26,313	—	(14,755)	—
Commodity contracts	Accrued liabilities	5,105	46,632	(10,983)	(61,027)
Total		31,418	46,632	(25,738)	(61,027)

Total Derivatives		$113,239	$94,471	$(120,597)	$(93,032)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The earnings impact of our derivative activity was as follows:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Three months ended June 30, 2011:
Interest rate swaps	Interest expense, net	$14,528	$(14,812)	$(284)
Commodity contracts	Cost of product sales	1,002	(1,650)	(648)
Total		$15,530	$(16,462)	$(932)

Three months ended June 30, 2010:
Interest rate swaps	Interest expense, net	$1,890	$(1,890)	$—
Commodity contracts	Cost of product sales	13,061	(12,002)	1,059
Total		$14,951	$(13,892)	$1,059

Six months ended June 30, 2011:
Interest rate swaps	Interest expense, net	$8,614	$(8,852)	$(238)
Commodity contracts	Cost of product sales	(11,064)	10,720	(344)
Total		$(2,450)	$1,868	$(582)

Six months ended June 30, 2010:
Interest rate swaps	Interest expense, net	$3,124	$(3,124)	$—
Commodity contracts	Cost of product sales	11,734	(8,915)	2,819
Total		$14,858	$(12,039)	$2,819

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Income Statement Location (a)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Thousands of Dollars)		(Thousands of Dollars)
Three months ended June 30, 2011:
Interest rate swaps	$(15,708)	Interest expense, net	$—	$—
Commodity contracts	(16,454)	Cost of product sales	(1,225)	—
Total	$(32,162)		$(1,225)	$—

Three months ended June 30, 2010:
Commodity contracts	$1,119	Cost of product sales	$(498)	$284

Six months ended June 30, 2011:
Interest rate swaps	$(12,830)	Interest expense, net	$—	$—
Commodity contracts	(16,454)	Cost of product sales	(1,225)	—
Total	$(29,284)		$(1,225)	$—

Six months ended June 30, 2010:
Commodity contracts	$239	Cost of product sales	$(913)	$284

(a)
Amounts are included in specified location for both the gain (loss) reclassified from accumulated other comprehensive income (OCI) into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion).

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Three months ended June 30, 2011:
Commodity contracts	Revenues	$(29)
Commodity contracts	Cost of product sales	4,462
Commodity contracts	Operating expenses	—
Total		$4,433

Three months ended June 30, 2010:
Commodity contracts	Cost of product sales	$5,632
Commodity contracts	Operating expenses	—
Total		$5,632

Six months ended June 30, 2011:
Commodity contracts	Revenues	$235
Commodity contracts	Cost of product sales	(11,167)
Commodity contracts	Operating expenses	46
Total		$(10,886)

Six months ended June 30, 2010:
Commodity contracts	Cost of product sales	$6,698
Commodity contracts	Operating expenses	(10)
Total		$6,688

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For derivatives designated as cash flow hedging instruments, once a hedged transaction occurs, we reclassify the effective portion from accumulated OCI to “Cost of product sales” or “Interest expense, net.” As of June 30, 2011, we expect to reclassify a loss of $8.5 million to “Cost of product sales” and a gain of $0.3 million to “Interest expense, net” within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows is approximately two years for our forward-starting interest rate swaps and approximately five years for our commodity contracts.

Concentration of Credit Risk
We are exposed to credit risk on our hedging instruments in the event of nonperformance by counterparties. However, because our hedging activities are transacted only with highly rated institutions, we do not anticipate nonperformance by any of these counterparties.

8. RELATED PARTY TRANSACTIONS

Our operations are managed by NuStar GP, LLC, the general partner of our general partner. Under a services agreement between NuStar Energy and NuStar GP, LLC, employees of NuStar GP, LLC perform services for our U.S. operations. Certain of our wholly owned subsidiaries employ persons who perform services for our international operations. Employees of NuStar GP, LLC provide services to both NuStar Energy and NuStar GP Holdings; therefore, we reimburse NuStar GP, LLC for all costs related to its employees, other than costs associated with NuStar GP Holdings. Related party revenues result from storage agreements between our Turkey subsidiary and the noncontrolling shareholder.

The following table summarizes information pertaining to related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Thousands of Dollars)
Revenues	$407	$—	$537	$—
Operating expenses	$36,801	$34,075	$71,910	$67,919
General and administrative expenses	$16,035	$13,320	$32,983	$30,558

We had a payable to NuStar GP, LLC of $15.5 million and $10.3 million, as of June 30, 2011 and December 31, 2010, respectively, with both amounts representing payroll, employee benefit plans and unit-based compensation. We also had a long-term payable to NuStar GP, LLC as of June 30, 2011 and December 31, 2010 of $11.4 million and $10.1 million, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits.

9. OTHER (EXPENSE) INCOME

Other (expense) income, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Thousands of Dollars)
Storage agreement early termination costs	$—	$—	$(5,000)	$—
Gain from insurance recoveries	—	13,500	—	13,500
Gain (loss) from sale or disposition of assets	178	(793)	236	(688)
Foreign exchange gains (losses)	34	382	(576)	(234)
Other, net	(1,179)	1,727	(1,126)	2,539
Other (expense) income, net	$(967)	$14,816	$(6,466)	$15,117

For the six months ended June 30, 2011, "Other (expense) income, net" included $5.0 million in costs associated with the early termination of a third-party storage agreement at our Paulsboro, New Jersey asphalt refinery. For the three and six months ended June 30, 2010, the gain from insurance recoveries resulted from insurance claims related to damage in the third quarter of 2008 primarily at our Texas City, Texas terminal caused by Hurricane Ike.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. PARTNERS’ EQUITY

Partners' Equity Activity
The following table summarizes changes in the carrying amount of partners' equity and noncontrolling interest:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	NuStar Energy L.P. Partners' Equity	Noncontrolling Interest	Total Partners' Equity	NuStar Energy L.P. Partners' Equity	Noncontrolling Interest	Total Partners' Equity
	(Thousands of Dollars)
Beginning balance	$2,663,017	$15,566	$2,678,583	$2,430,330	$—	$2,430,330
Net income	92,599	6	92,605	99,422	—	99,422
Other comprehensive income:
Foreign currency translation adjustment	(842)	(827)	(1,669)	(8,519)	—	(8,519)
Unrealized gain (loss) on cash flow hedges	(32,162)	—	(32,162)	1,617	—	1,617
Net loss reclassified into income on cash flow hedges	1,225	—	1,225	—	—	—
Total other comprehensive income	(31,779)	(827)	(32,606)	(6,902)	—	(6,902)
Total comprehensive income	60,820	(821)	59,999	92,520	—	92,520
Cash distributions to partners	(79,616)	—	(79,616)	(73,392)	—	(73,392)
Issuance of common units, including contribution from general partner	—	—	—	245,450	—	245,450
Ending balance	$2,644,221	$14,745	$2,658,966	$2,694,908	$—	$2,694,908

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	NuStar Energy L.P. Partners' Equity	Noncontrolling Interest	Total Partners' Equity	NuStar Energy L.P. Partners' Equity	Noncontrolling Interest	Total Partners' Equity
	(Thousands of Dollars)
Beginning balance	$2,702,700	$—	$2,702,700	$2,484,968	$—	$2,484,968
Turkey acquisition	—	15,000	15,000	—	—	—
Net income	121,101	20	121,121	119,125	—	119,125
Other comprehensive income:
Foreign currency translation adjustment	7,711	(275)	7,436	(8,928)	—	(8,928)
Unrealized gain (loss) on cash flow hedges	(29,284)	—	(29,284)	1,152	—	1,152
Net loss reclassified into income on cash flow hedges	1,225	—	1,225	—	—	—
Total other comprehensive income	(20,348)	(275)	(20,623)	(7,776)	—	(7,776)
Total comprehensive income	100,753	(255)	100,498	111,349	—	111,349
Cash distributions to partners	(159,232)	—	(159,232)	(146,784)	—	(146,784)
Issuance of common units, including contribution from general partner	—	—	—	245,375	—	245,375
Ending balance	$2,644,221	$14,745	$2,658,966	$2,694,908	$—	$2,694,908

Allocations of Net Income
Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders and the general partner will receive. The partnership agreement also contains provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interests. Normal allocations according to percentage interests are made after giving effect to priority income allocations, if any, in an amount equal to incentive cash distributions allocated 100% to the general partner. The following table details the calculation of net income applicable to the general partner:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Thousands of Dollars)
Net income attributable to NuStar Energy L.P.	$92,599	$99,422	$121,101	$119,125
Less general partner incentive distribution	8,963	8,369	17,531	16,168
Net income after general partner incentive distribution	83,636	91,053	103,570	102,957
General partner interest	2%	2%	2%	2%
General partner allocation of net income after general partner incentive distribution	1,673	1,821	2,071	2,059
General partner incentive distribution	8,963	8,369	17,531	16,168
Net income applicable to general partner	$10,636	$10,190	$19,602	$18,227

Cash Distributions
On May 13, 2011, we paid a quarterly cash distribution totaling $79.6 million, or $1.075 per unit, related to the first quarter of 2011. On July 28, 2011, our board of directors approved a quarterly cash distribution of $1.095 per unit related to the second quarter of 2011. This distribution will be paid on August 12, 2011 to unitholders of record on August 9, 2011 and will total $81.3 million.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,627	$1,576	$3,219	$3,043
General partner incentive distribution	8,963	8,369	17,531	16,168
Total general partner distribution	10,590	9,945	20,750	19,211
Limited partners’ distribution	70,749	68,809	140,205	132,935
Total cash distributions	$81,339	$78,754	$160,955	$152,146

Cash distributions per unit applicable to limited partners	$1.095	$1.065	$2.170	$2.130

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

The following table details the calculation of earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income attributable to NuStar Energy L.P.	$92,599	$99,422	$121,101	$119,125
Less general partner distribution (including IDR)	10,590	9,945	20,750	19,211
Less limited partner distribution	70,749	68,809	140,205	132,935
Distributions less than (greater than) earnings	$11,260	$20,668	$(39,854)	$(33,021)

General partner earnings:
Distributions	$10,590	$9,945	$20,750	$19,211
Allocation of distributions less than (greater than) earnings (2%)	225	413	(798)	(661)
Total	$10,815	$10,358	$19,952	$18,550

Limited partner earnings:
Distributions	$70,749	$68,809	$140,205	$132,935
Allocation of distributions less than (greater than) earnings (98%)	11,035	20,255	(39,056)	(32,360)
Total	$81,784	$89,064	$101,149	$100,575

Weighted-average limited partner units outstanding	64,610,549	62,289,670	64,610,549	61,255,853

Net income per unit applicable to limited partners	$1.27	$1.43	$1.57	$1.64

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. STATEMENTS OF CASH FLOWS
Changes in current assets and current liabilities were as follows:

	Six Months Ended June 30,
	2011	2010
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(139,110)	$(73,261)
Inventories	(239,766)	(190,579)
Other current assets	(17,759)	27,248
Increase (decrease) in current liabilities:
Accounts payable	202,229	94,389
Payable to related party	5,133	13,815
Accrued interest payable	11	27
Accrued liabilities	(16,068)	(31,862)
Taxes other than income tax	3,124	(3,189)
Income tax payable	470	1,397
Changes in current assets and current liabilities	$(201,736)	$(162,015)

Cash flows related to interest and income taxes were as follows:

	Six Months Ended June 30,
	2011	2010
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$53,684	$44,775
Cash paid for income taxes, net of tax refunds received	$7,070	$8,614

13. SEGMENT INFORMATION

Our reportable business segments consist of storage, transportation, and asphalt and fuels marketing. Our segments represent strategic business units that offer different services and products. We evaluate the performance of each segment based on its respective operating income, before general and administrative expenses and certain non-segmental depreciation and amortization expense. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal operations include terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and asphalt and fuels marketing. Intersegment revenues result from storage and throughput agreements with related parties at lease rates consistent with rates charged to third parties for storage and at pipeline tariff rates based upon the applicable published tariff.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Thousands of Dollars)
Revenues:
Storage:
Third-party revenues	$127,646	$118,131	$252,899	$232,544
Intersegment revenues	11,491	10,678	22,883	22,897
Related party revenues	407	—	537	—
Total storage	139,544	128,809	276,319	255,441
Transportation:
Third-party revenues	71,562	76,956	144,572	151,838
Intersegment revenues	—	2	—	382
Total transportation	71,562	76,958	144,572	152,220
Asphalt and fuels marketing:
Third-party revenues	1,389,569	929,854	2,425,792	1,686,088
Intersegment revenues	749	136	4,594	2,832
Total asphalt and fuels marketing	1,390,318	929,990	2,430,386	1,688,920
Consolidation and intersegment eliminations	(12,240)	(10,816)	(27,477)	(26,111)
Total revenues	$1,589,184	$1,124,941	$2,823,800	$2,070,470

Operating income:
Storage	$42,848	$42,865	$91,544	$85,753
Transportation	30,163	34,735	64,560	68,492
Asphalt and fuels marketing	72,153	47,552	72,271	39,656
Consolidation and intersegment eliminations	(110)	514	(45)	277
Total segment operating income	145,054	125,666	228,330	194,178
Less general and administrative expenses	26,119	22,195	52,102	49,464
Less other depreciation and amortization expense	1,584	1,441	3,146	2,911
Total operating income	$117,351	$102,030	$173,082	$141,803

 Total assets by reportable segment were as follows:

	June 30, 2011	December 31, 2010
	(Thousands of Dollars)
Storage	$2,564,255	$2,454,264
Transportation	1,237,768	1,256,614
Asphalt and fuels marketing	1,696,521	1,154,499
Total segment assets	5,498,544	4,865,377
Other partnership assets	398,164	521,016
Total consolidated assets	$5,896,708	$5,386,393

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

NuStar Energy has no operations and its assets consist mainly of its investments in NuStar Logistics and NuPOP, both wholly owned subsidiaries. The senior notes issued by NuStar Logistics and NuPOP are fully and unconditionally guaranteed by NuStar Energy, and each of NuStar Logistics and NuPOP fully and unconditionally guarantee the outstanding senior notes of the other. As a result, the following condensed consolidating financial statements are presented as an alternative to providing separate financial statements for NuStar Logistics and NuPOP.

Condensed Consolidating Balance Sheets
June 30, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$53	$40,109	$—	$88,714	$—	$128,876
Receivables, net	—	24,190	6,235	426,985	—	457,410
Inventories	—	2,030	9,232	656,985	(339)	667,908
Other current assets	—	14,009	1,221	45,932	—	61,162
Intercompany receivable	—	918,943	745,857	—	(1,664,800)	—
Total current assets	53	999,281	762,545	1,218,616	(1,665,139)	1,315,356
Property, plant and equipment, net	—	1,080,100	603,274	1,678,478	—	3,361,852
Intangible assets, net	—	2,036	—	44,269	—	46,305
Goodwill	—	18,094	170,652	660,203	—	848,949
Investment in wholly owned subsidiaries	3,130,434	242,172	1,107,639	2,264,898	(6,745,143)	—
Investment in joint venture	—	—	—	67,272	—	67,272
Deferred income tax asset	—	—	—	10,176	—	10,176
Other long-term assets, net	23	179,591	26,329	40,855	—	246,798
Total assets	$3,130,510	$2,521,274	$2,670,439	$5,984,767	$(8,410,282)	$5,896,708
Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$832	$255,152	$—	$—	$255,984
Payables	—	43,404	5,302	475,976	—	524,682
Accrued interest payable	—	21,207	8,490	22	—	29,719
Accrued liabilities	584	11,784	3,480	43,475	—	59,323
Taxes other than income tax	—	4,690	2,995	6,344	—	14,029
Income tax payable	—	921	—	669	—	1,590
Intercompany payable	511,856	—	—	1,152,944	(1,664,800)	—
Total current liabilities	512,440	82,838	275,419	1,679,430	(1,664,800)	885,327
Long-term debt, less current portion	—	1,898,263	254,231	33,766	—	2,186,260
Long-term payable to related party	—	4,920	—	6,491	—	11,411
Deferred income tax liability	—	—	—	36,407	—	36,407
Other long-term liabilities	—	23,909	249	94,179	—	118,337
Total partners' equity	2,618,070	511,344	2,140,540	4,134,494	(6,745,482)	2,658,966
Total liabilities and partners’ equity	$3,130,510	$2,521,274	$2,670,439	$5,984,767	$(8,410,282)	$5,896,708

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets
December 31, 2010
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$53	$107,655	$—	$73,413	$—	$181,121
Receivables, net	—	27,708	10,648	266,885	(3,188)	302,053
Inventories	—	1,776	6,712	405,521	(472)	413,537
Other current assets	—	10,116	1,202	31,478	—	42,796
Intercompany receivable	—	786,658	729,365	—	(1,516,023)	—
Total current assets	53	933,913	747,927	777,297	(1,519,683)	939,507
Property, plant and equipment, net	—	1,006,479	614,762	1,566,216	—	3,187,457
Intangible assets, net	—	2,106	—	40,927	—	43,033
Goodwill	—	18,094	170,652	624,524	—	813,270
Investment in wholly owned subsidiaries	3,167,764	159,813	994,249	2,112,355	(6,434,181)	—
Investment in joint venture	—	—	—	69,603	—	69,603
Deferred income tax asset	—	—	—	8,138	—	8,138
Other long-term assets, net	—	267,532	26,329	31,524	—	325,385
Total assets	$3,167,817	$2,387,937	$2,553,919	$5,230,584	$(7,953,864)	$5,386,393
Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$832	$—	$—	$—	$832
Payables	—	28,705	9,559	257,651	(3,188)	292,727
Accrued interest payable	—	21,180	8,490	36	—	29,706
Accrued liabilities	680	18,154	3,973	35,146	—	57,953
Taxes other than income tax	125	4,273	2,587	3,733	—	10,718
Income tax payable	—	1,140	—	153	—	1,293
Intercompany payable	510,812	—	—	1,005,211	(1,516,023)	—
Total current liabilities	511,617	74,284	24,609	1,301,930	(1,519,211)	393,229
Long-term debt, less current portion	—	1,589,189	514,270	32,789	—	2,136,248
Long-term payable to related party	—	3,571	—	6,517	—	10,088
Deferred income tax liability	—	—	—	29,565	—	29,565
Other long-term liabilities	—	33,458	228	80,877	—	114,563
Total partners’ equity	2,656,200	687,435	2,014,812	3,778,906	(6,434,653)	2,702,700
Total liabilities and partners’ equity	$3,167,817	$2,387,937	$2,553,919	$5,230,584	$(7,953,864)	$5,386,393

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income
For the Three Months Ended June 30, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$67,771	$40,102	$1,486,632	$(5,321)	$1,589,184
Costs and expenses	386	43,059	30,606	1,402,737	(4,955)	1,471,833
Operating (loss) income	(386)	24,712	9,496	83,895	(366)	117,351
Equity in earnings of subsidiaries	92,985	51,532	28,143	47,293	(219,953)	—
Equity in earnings of joint venture	—	—	—	2,010	—	2,010
Interest expense, net	—	(14,236)	(5,759)	(627)	—	(20,622)
Other income, net	—	126	6	(1,099)	—	(967)
Income (loss) before income tax expense	92,599	62,134	31,886	131,472	(220,319)	97,772
Income tax expense	—	664	—	4,503	—	5,167
Net income (loss)	92,599	61,470	31,886	126,969	(220,319)	92,605
Less net income attributable to noncontrolling interest	—	—	—	6	—	6
Net income (loss) attributable to NuStar Energy L.P.	$92,599	$61,470	$31,886	$126,963	$(220,319)	$92,599

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income
For the Three Months Ended June 30, 2010
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$73,994	$37,496	$1,017,572	$(4,121)	$1,124,941
Costs and expenses	226	44,206	28,547	956,460	(6,528)	1,022,911
Operating (loss) income	(226)	29,788	8,949	61,112	2,407	102,030
Equity in earnings of subsidiaries	99,648	33,490	43,103	57,400	(233,641)	—
Equity in earnings of joint venture	—	—	—	2,102	—	2,102
Interest expense, net	—	(12,407)	(5,921)	(562)	—	(18,890)
Other income, net	—	664	247	13,905	—	14,816
Income (loss) before income tax expense	99,422	51,535	46,378	133,957	(231,234)	100,058
Income tax expense	—	333	—	303	—	636
Net income (loss)	$99,422	$51,202	$46,378	$133,654	$(231,234)	$99,422

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income
For the Six Months Ended June 30, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$133,929	$90,449	$2,616,938	$(17,516)	$2,823,800
Costs and expenses	801	86,331	66,579	2,514,606	(17,599)	2,650,718
Operating (loss) income	(801)	47,598	23,870	102,332	83	173,082
Equity in earnings of subsidiaries	121,902	34,542	56,663	95,838	(308,945)	—
Equity in earnings of joint venture	—	—	—	4,398	—	4,398
Interest expense, net	—	(28,024)	(11,551)	(1,504)	—	(41,079)
Other income, net	—	183	19	(6,668)	—	(6,466)
Income (loss) before income tax expense	121,101	54,299	69,001	194,396	(308,862)	129,935
Income tax expense	—	1,027	—	7,787	—	8,814
Net income (loss)	121,101	53,272	69,001	186,609	(308,862)	121,121
Less net income attributable to noncontrolling interest	—	—	—	20	—	20
Net income (loss) attributable to NuStar Energy L.P.	$121,101	$53,272	$69,001	$186,589	$(308,862)	$121,101

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income
For the Six Months Ended June 30, 2010
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$147,226	$72,860	$1,863,059	$(12,675)	$2,070,470
Costs and expenses	675	93,034	55,978	1,793,835	(14,855)	1,928,667
Operating (loss) income	(675)	54,192	16,882	69,224	2,180	141,803
Equity in earnings of subsidiaries	119,799	14,458	67,890	94,894	(297,041)	—
Equity in earnings of joint venture	—	—	—	5,117	—	5,117
Interest expense, net	1	(24,414)	(11,844)	(1,219)	—	(37,476)
Other income, net	—	1,239	259	13,619	—	15,117
Income (loss) before income tax expense	119,125	45,475	73,187	181,635	(294,861)	124,561
Income tax expense	—	726	—	4,710	—	5,436
Net income (loss)	$119,125	$44,749	$73,187	$176,925	$(294,861)	$119,125

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$158,188	$54,572	$18,441	$(70,129)	$(159,248)	$1,824
Cash flows from investing activities:
Capital expenditures	—	(99,307)	(1,802)	(55,285)	—	(156,394)
Acquisitions	—	—	—	(100,448)	—	(100,448)
Investment in other long-term assets	—	—	—	(5,580)	—	(5,580)
Proceeds from sale or disposition of assets	—	40	44	205	—	289
Investment in subsidiaries	(57,300)	(47,869)	(56,727)	(56,727)	218,623	—
Net cash used in investing activities	(57,300)	(147,136)	(58,485)	(217,835)	218,623	(262,133)
Cash flows from financing activities:
Debt borrowings	—	617,364	—	—	—	617,364
Debt repayments	—	(257,593)	—	—	—	(257,593)
Distributions to unitholders and general partner	(159,232)	(159,232)	—	(16)	159,248	(159,232)
Contributions from (distributions to) affiliates	57,300	(57,300)	56,727	161,896	(218,623)	—
Proceeds from termination of interest rate swaps	—	9,112	—	—	—	9,112
Net intercompany borrowings (repayments)	1,044	(131,914)	(16,683)	147,553	—	—
Other, net	—	(2,268)	—	(543)	—	(2,811)
Net cash provided by (used in) financing activities	(100,888)	18,169	40,044	308,890	(59,375)	206,840
Effect of foreign exchange rate changes on cash	—	6,849	—	(5,625)	—	1,224
Net (decrease) increase in cash and cash equivalents	—	(67,546)	—	15,301	—	(52,245)
Cash and cash equivalents as of the beginning of the period	53	107,655	—	73,413	—	181,121
Cash and cash equivalents as of the end of the period	$53	$40,109	$—	$88,714	$—	$128,876

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2010
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$144,594	$84,332	$9,135	$(77,609)	$(146,799)	$13,653
Cash flows from investing activities:
Capital expenditures	—	(45,645)	(5,146)	(66,894)	—	(117,685)
Acquisition	—	—	—	(43,026)	—	(43,026)
Proceeds from insurance recoveries	—	—	—	13,500	—	13,500
Investment in other long-term assets	—	—	—	(3,224)	—	(3,224)
Proceeds from sale or disposition of assets	—	—	18	139	—	157
Investment in subsidiaries	(245,604)	—	—	(25)	245,629	—
Net cash used in investing activities	(245,604)	(45,645)	(5,128)	(99,530)	245,629	(150,278)
Cash flows from financing activities:
Debt borrowings	—	847,146	—	—	—	847,146
Debt repayments	—	(832,424)	—	—	—	(832,424)
Issuance of common units, net of issuance costs	240,297	—	—	—	—	240,297
General partner contribution	5,078	—	—	—	—	5,078
Contributions from (distributions to) affiliates	—	245,604	—	25	(245,629)	—
Distributions to unitholders and general partner	(146,784)	(146,784)	—	(15)	146,799	(146,784)
Net intercompany borrowings (repayments)	2,419	(136,145)	(4,006)	137,732	—	—
Other, net	—	(3,962)	(1)	(1,548)	—	(5,511)
Net cash provided by (used in) financing activities	101,010	(26,565)	(4,007)	136,194	(98,830)	107,802
Effect of foreign exchange rate changes on cash	—	(13,721)	—	15,092	—	1,371
Net decrease in cash and cash equivalents	—	(1,599)	—	(25,853)	—	(27,452)
Cash and cash equivalents as of the beginning of the period	53	1,602	—	60,351	—	62,006
Cash and cash equivalents as of the end of the period	$53	$3	$—	$34,498	$—	$34,554

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW
NuStar Energy L.P. (NuStar Energy) is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 17.5% total interest in us as of June 30, 2011. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in six sections:

•	Overview

•	Results of Operations

•	Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies

Acquisitions
On April 19, 2011, we purchased certain refining and storage assets, inventory and other working capital items from AGE Refining, Inc. for $62.0 million, including the assumption of certain environmental liabilities (the San Antonio Refinery Acquisition). The assets consist of a 14,500 barrel per day refinery in San Antonio, Texas and 200,000 barrels of storage capacity in Elmendorf, Texas. The consolidated statements of income include the results of operations for the San Antonio Refinery Acquisition commencing on April 19, 2011.

On February 9, 2011, we acquired 75% of the outstanding capital of a Turkish company, which owns two terminals in Mersin, Turkey, with an aggregate 1.3 million barrels of storage capacity, for approximately $57.3 million (the Turkey Acquisition). Both terminals are connected via pipelines to an offshore platform located approximately three miles off the Mediterranean Sea coast. The operations of the Turkey Acquisition are included in the Results of Operations commencing on February 9, 2011.

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

Transportation. We own common carrier refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 5,545 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. The East and North Pipelines also include 21 terminals providing storage capacity of 4.6 million barrels, and the East Pipeline includes two tank farms providing storage capacity of 1.2 million barrels. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. We also own 872 miles of crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois, as well as 1.9 million barrels of crude storage in Texas and Oklahoma that is located along those crude oil pipelines. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in our Ammonia Pipeline.
Asphalt and Fuels Marketing. Our asphalt and fuels marketing segment includes our refining operations and fuels marketing operations. We refine crude oil to produce asphalt and other refined products from our asphalt operations. Our two asphalt refineries have a combined throughput capacity of 104,000 barrels per day, and the related terminal facilities provide storage capacity of 5.0 million barrels. This segment also include a fuels refinery in San Antonio, Texas with throughput capacity of 14,500 barrel per day. Additionally, as part of our fuels marketing operations, we purchase crude oil and refined petroleum products for resale. The results of operations for the asphalt and fuels marketing segment depend largely on the gross margin between our costs and the sales price of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of our storage and transportation segments. We enter into derivative contracts to mitigate the effect of commodity price fluctuations.
The following factors affect the results of our operations:

•	company-specific factors, such as facility integrity issues and maintenance requirements that impact the throughput rates of our assets;

•	seasonal factors that affect the demand for products transported by and/or stored in our assets and the demand for products we sell, particularly asphalt;

•	industry factors, such as changes in the prices of petroleum products, that affect demand and operations of our competitors;

•	factors such as commodity price volatility and market structure that impact our asphalt and fuels marketing segment; and

•
other factors, such as refinery utilization rates and maintenance turnaround schedules, that impact our refineries, as well as the operations of refineries served by our storage and transportation assets.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Change
	2011	2010
Statement of Income Data:
Revenues:
Services revenues	$199,615	$195,087	$4,528
Product sales	1,389,569	929,854	459,715
Total revenues	1,589,184	1,124,941	464,243

Costs and expenses:
Cost of product sales	1,269,448	842,588	426,860
Operating expenses	134,626	119,943	14,683
General and administrative expenses	26,119	22,195	3,924
Depreciation and amortization expense	41,640	38,185	3,455
Total costs and expenses	1,471,833	1,022,911	448,922

Operating income	117,351	102,030	15,321
Equity in earnings of joint venture	2,010	2,102	(92)
Interest expense, net	(20,622)	(18,890)	(1,732)
Other (expense) income, net	(967)	14,816	(15,783)
Income before income tax expense	97,772	100,058	(2,286)
Income tax expense	5,167	636	4,531
Net income	$92,605	$99,422	$(6,817)

Net income per unit applicable to limited partners	$1.27	$1.43	$(0.16)

Weighted-average limited partner units outstanding	64,610,549	62,289,670	2,320,879

Highlights
Net income decreased $6.8 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Higher segment operating income was more than offset by increased general and administrative expenses, higher income tax expense and lower other income. Segment operating income increased $19.4 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, mainly due to increased operating income from the asphalt and fuels marketing segment, partially offset by decreased operating income from the transportation segment.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended June 30,		Change
	2011	2010
Storage:
Throughput (barrels/day)	693,781	684,982	8,799
Throughput revenues	$19,597	$19,119	$478
Storage lease revenues	119,947	109,690	10,257
Total revenues	139,544	128,809	10,735
Operating expenses	74,895	66,955	7,940
Depreciation and amortization expense	21,801	18,989	2,812
Segment operating income	$42,848	$42,865	$(17)

Transportation:
Refined products pipelines throughput (barrels/day)	501,948	533,979	(32,031)
Crude oil pipelines throughput (barrels/day)	283,603	398,518	(114,915)
Total throughput (barrels/day)	785,551	932,497	(146,946)
Throughput revenues	$71,562	$76,958	$(5,396)
Operating expenses	28,679	29,543	(864)
Depreciation and amortization expense	12,720	12,680	40
Segment operating income	$30,163	$34,735	$(4,572)

Asphalt and Fuels Marketing:
Product sales	$1,390,318	$929,990	$460,328
Cost of product sales	1,274,966	847,065	427,901
Gross margin	115,352	82,925	32,427
Operating expenses	37,664	30,298	7,366
Depreciation and amortization expense	5,535	5,075	460
Segment operating income	$72,153	$47,552	$24,601

Consolidation and Intersegment Eliminations:
Revenues	$(12,240)	$(10,816)	$(1,424)
Cost of product sales	(5,518)	(4,477)	(1,041)
Operating expenses	(6,612)	(6,853)	241
Total	$(110)	$514	$(624)

Consolidated Information:
Revenues	$1,589,184	$1,124,941	$464,243
Cost of product sales	1,269,448	842,588	426,860
Operating expenses	134,626	119,943	14,683
Depreciation and amortization expense	40,056	36,744	3,312
Segment operating income	145,054	125,666	19,388
General and administrative expenses	26,119	22,195	3,924
Other depreciation and amortization expense	1,584	1,441	143
Consolidated operating income	$117,351	$102,030	$15,321

Storage
Storage lease revenues increased $10.3 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, primarily due to:

•
an increase of $4.7 million at our St. Eustatius facility, which was mainly due to completed tank expansion projects, as well as rate escalations, increased reimbursable revenues and higher throughput and related handling fees;

•	an increase of $2.9 million at our UK and Amsterdam terminals, which was due to new customer contracts and the effect of foreign exchange rates; and

•	an increase of $2.2 million related to our Turkey Acquisition in February 2011 and our acquisition of three terminals in Mobile County, Alabama in May 2010.

Operating expenses increased $7.9 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, primarily due to cancelled capital projects and higher salaries and wages resulting from merit increases and increases in other employee benefit expenses. In addition, operating expenses increased due to the Turkey Acquisition in February 2011 and a full quarter of operating expenses from our three terminals in Mobile County, Alabama acquired in May 2010.

Depreciation and amortization expense increased $2.8 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, primarily due to the completion of various terminal upgrade and expansion projects and the Turkey Acquisition.

Transportation
Throughputs decreased 146,946 barrels per day and revenues decreased $5.4 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, primarily due to:

•
a decrease of 75,365 barrels per day and a decrease of $2.4 million on our pipelines serving the Ardmore refinery mainly due to a turnaround in March and April 2011 followed by operational issues and a shift in supply volumes;

•	a decrease of 33,100 barrels per day and a decrease of $2.3 million on the Houston pipeline mainly due to market conditions that favored exporting instead of shipping on our pipeline;

•
a decrease of 22,485 barrels per day and a decrease of $1.6 million on our Corpus Christi to Three Rivers crude oil pipeline due to a shipper receiving product from alternate locations and thus reducing the volume transported on our pipeline;

•	a decrease of 29,899 barrels per day and a decrease of $1.5 million on the Wichita Falls and Capwood crude oil pipelines due to shippers using alternate pipelines; and

•	a decrease of 3,420 barrels per day and a decrease of $1.3 million on the Ammonia Pipeline due to flooding and unfavorable weather conditions in the Midwest.

These decreases were partially offset by:

•
an increase of 14,556 barrels per day and an increase in revenues of $2.8 million on the North Pipeline mainly due to turnaround activity during the second quarter of 2010 at a refinery served by the pipeline; and

•
an increase of 9,511 barrels per day and an increase in revenues of $1.6 million on refined product pipelines serving the McKee refinery due to maintenance activity at the refinery during the second quarter of 2010.

Asphalt and Fuels Marketing
Sales and cost of product sales increased $460.3 million and $427.9 million, respectively, resulting in an increase in total gross margin of $32.4 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The increase in total gross margin was primarily due to an increase of $20.3 million in the gross margin from our asphalt operations. Although sales volumes decreased, gross margin per barrel for our asphalt operations increased to $15.50 for the three months ended June 30, 2011, from $9.66 for the three months ended June 30, 2010, due to higher sales prices and tight asphalt supply during the second quarter of 2011. In addition, gross margin improved due to lower inventory costs that resulted from our strategy of building inventory during periods of lower demand.

The gross margin from our fuels marketing operations increased $12.1 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010 due to higher sales prices and volumes in 2011. The San Antonio Refinery Acquisition in April 2011 also contributed to the increase in gross margin.

Operating expenses increased $7.4 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, primarily due to higher idle capacity costs from our asphalt operations and increased storage rental expenses from our fuels marketing operations.

Consolidation and Intersegment Eliminations
Revenue, cost of product sales and operating expense eliminations primarily relate to storage and transportation fees charged to the asphalt and fuels marketing segment by the transportation and storage segments.

General
General and administrative expenses increased $3.9 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, primarily due to higher salaries and wages resulting from increased headcount and merit increases and higher compensation expense associated with our long-term incentive plans.

Interest expense, net increased $1.7 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, mainly due to the issuance of $450.0 million of 4.80% senior notes in August 2010. This increase in interest expense was partially offset by the effect of additional fixed-to-floating interest rate swap agreements we entered into in September and October 2010 and an increase in capitalized interest.

Other (expense) income, net changed by $15.8 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Other income, net in 2010 included a $13.5 million gain from insurance recoveries, which resulted from insurance claims related to damage in the third quarter of 2008 primarily at our Texas City, Texas terminal caused by Hurricane Ike.

Despite a reduction in pre-tax income, income tax expense increased $4.5 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, because income tax expense in 2010 included the reversal of a deferred tax asset valuation allowance.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Six Months Ended June 30,		Change
	2011	2010
Statement of Income Data:
Revenues:
Services revenues	$398,008	$384,382	$13,626
Product sales	2,425,792	1,686,088	739,704
Total revenues	2,823,800	2,070,470	753,330

Costs and expenses:
Cost of product sales	2,261,815	1,561,809	700,006
Operating expenses	254,865	241,280	13,585
General and administrative expenses	52,102	49,464	2,638
Depreciation and amortization expense	81,936	76,114	5,822
Total costs and expenses	2,650,718	1,928,667	722,051

Operating income	173,082	141,803	31,279
Equity in earnings of joint venture	4,398	5,117	(719)
Interest expense, net	(41,079)	(37,476)	(3,603)
Other (expense) income, net	(6,466)	15,117	(21,583)
Income before income tax expense	129,935	124,561	5,374
Income tax expense	8,814	5,436	3,378
Net income	$121,121	$119,125	$1,996

Net income per unit applicable to limited partners	$1.57	$1.64	$(0.07)

Weighted-average limited partner units outstanding	64,610,549	61,255,853	3,354,696

Highlights
Net income increased $2.0 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, primarily due to an increase in segment operating income, partially offset by a decrease in other income. Segment operating income increased $34.2 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, due to increased operating income from the asphalt and fuels marketing segment and storage segment, partially offset by a decrease in operating income from the transportation segment.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Six Months Ended June 30,		Change
	2011	2010
Storage:
Throughput (barrels/day)	657,384	663,339	(5,955)
Throughput revenues	$36,645	$36,946	$(301)
Storage lease revenues	239,674	218,495	21,179
Total revenues	276,319	255,441	20,878
Operating expenses	141,844	132,033	9,811
Depreciation and amortization expense	42,931	37,655	5,276
Segment operating income	$91,544	$85,753	$5,791

Transportation:
Refined products pipelines throughput (barrels/day)	502,277	530,678	(28,401)
Crude oil pipelines throughput (barrels/day)	297,159	380,975	(83,816)
Total throughput (barrels/day)	799,436	911,653	(112,217)
Throughput revenues	$144,572	$152,220	$(7,648)
Operating expenses	54,585	58,296	(3,711)
Depreciation and amortization expense	25,427	25,432	(5)
Segment operating income	$64,560	$68,492	$(3,932)

Asphalt and Fuels Marketing:
Product sales	$2,430,386	$1,688,920	$741,466
Cost of product sales	2,276,039	1,573,799	702,240
Gross margin	154,347	115,121	39,226
Operating expenses	71,644	65,349	6,295
Depreciation and amortization expense	10,432	10,116	316
Segment operating income	$72,271	$39,656	$32,615

Consolidation and Intersegment Eliminations:
Revenues	$(27,477)	$(26,111)	$(1,366)
Cost of product sales	(14,224)	(11,990)	(2,234)
Operating expenses	(13,208)	(14,398)	1,190
Total	$(45)	$277	$(322)

Consolidated Information:
Revenues	$2,823,800	$2,070,470	$753,330
Cost of product sales	2,261,815	1,561,809	700,006
Operating expenses	254,865	241,280	13,585
Depreciation and amortization expense	78,790	73,203	5,587
Segment operating income	228,330	194,178	34,152
General and administrative expenses	52,102	49,464	2,638
Other depreciation and amortization expense	3,146	2,911	235
Consolidated operating income	$173,082	$141,803	$31,279

Storage
Storage lease revenues increased $21.2 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, primarily due to:

•
an increase of $9.1 million at our St. Eustatius facility, which was mainly due to completed tank expansion projects, as well as rate escalations, increased reimbursable revenues and higher throughput and related handling fees;

•	an increase of $5.8 million related to our acquisition of three terminals in Mobile County, Alabama in May 2010 and the Turkey Acquisition; and

•	an increase of $3.5 million at our UK and Amsterdam terminals, which was due to new customer contracts, increased throughput and the effect of foreign exchange rates.

Operating expenses increased $9.8 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, primarily due to cancelled capital projects, higher rail and dock fees at certain terminals in our gulf coast region and increased costs at our St. Eustatius facility. Operating expenses also increased as a result of higher reimbursable and power expenses, as well as the Turkey Acquisition in February 2011 and a full six months of operating expenses associated with our three terminals in Mobile County, Alabama acquired in May 2010.

Depreciation and amortization expense increased $5.3 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, primarily due to the completion of various terminal upgrade and expansion projects, the Turkey Acquisition and our acquisition of three terminals in Mobile County, Alabama in May 2010.

Transportation
Throughputs decreased 112,217 barrels per day and revenues decreased $7.6 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, primarily due to:

•	a decrease of 40,033 barrels per day and a decrease of $5.9 million on the Houston pipeline mainly due to market conditions that favored exporting instead of shipping on our pipeline;

•
a decrease of 67,955 barrels per day and a decrease of $4.3 million on our pipelines serving the Ardmore refinery mainly due to a turnaround in March and April 2011 followed by operational issues and a shift in supply volumes; and

•
a decrease of 9,158 barrels per day and a decrease of $1.9 million on our Corpus Christi to Three Rivers crude oil pipeline due to a shipper receiving product from alternate locations and thus reducing the volume transported on our pipeline.

These decreases were partially offset by:

•
an increase of 9,764 barrels per day and an increase in revenues of $3.9 million on the North Pipeline mainly due to turnaround activity during the second quarter of 2010 at a refinery served by the pipeline; and

•
an increase of 18,935 barrels per day and an increase in revenues of $3.3 million on pipelines serving the McKee refinery mainly due to increased production in 2011 and operational issues and turnaround activity at the refinery in 2010.

Operating expenses decreased $3.7 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, primarily due to a reduction in overhead expenses, as well as lower maintenance and power expenses.

Asphalt and Fuels Marketing
Sales and cost of product sales increased $741.5 million and $702.2 million, respectively, resulting in an increase in total gross margin of $39.2 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The increase in total gross margin was primarily due to an increase of $16.6 million in the gross margin from our asphalt operations. Although sales volumes decreased, gross margin per barrel for our asphalt operations increased to $12.70 for the six months ended June 30, 2011, from $8.16 for the six months ended June 30, 2010, due to higher sales prices and tight asphalt supply during the second quarter of 2011. In addition, gross margin improved due to lower inventory costs that resulted from our strategy of building inventory during periods of lower demand.

Gross margin from our fuels marketing operations increased $22.6 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010 due to higher sales prices and volumes in 2011. The San Antonio Refinery Acquisition in April 2011 also contributed to the increase in gross margin.

Operating expenses increased $6.3 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, primarily due to higher idle capacity costs at our asphalt refineries and increased rental expenses associated with our fuels marketing operations.

Consolidation and Intersegment Eliminations
Revenue, cost of product sales and operating expense eliminations primarily relate to storage and transportation fees charged to the asphalt and fuels marketing segment by the transportation and storage segments.

General
General and administrative expenses increased $2.6 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, primarily due to higher salaries and wages resulting from increased headcount and merit increases.

Interest expense, net increased $3.6 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, mainly due to the issuance of $450.0 million of 4.80% senior notes in August 2010. This increase in interest expense was partially offset by the effect of additional fixed-to-floating interest rate swap agreements we entered into in September and October 2010 and an increase in capitalized interest.

Other (expense) income, net changed by $21.6 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Other expense in 2011 included $5.0 million of expense associated with the early termination of a third-party storage agreement at our Paulsboro, New Jersey asphalt refinery. Other income in 2010 included a $13.5 million gain from insurance recoveries, which resulted from insurance claims related to damage in the third quarter of 2008 primarily at our Texas City, Texas terminal caused by Hurricane Ike.

Income tax expense increased $3.4 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, mainly due to the reversal of a deferred tax asset valuation allowance in 2010.

OUTLOOK
Overall, we expect our operating income for 2011 to be higher than 2010 due mainly to increases in our storage segment and our asphalt and fuels marketing segment.

Storage Segment
For the full year 2011, we expect the storage segment earnings to increase compared to 2010. We expect to benefit from internal growth projects completed in the second half of 2010 as well as those expected to be completed in 2011, mainly at our St. Eustatius terminal in the Caribbean and our St. James, Louisiana terminal.

Transportation Segment
We expect the transportation segment earnings for the full year 2011 to be lower than 2010. Throughputs are forecasted to be lower in 2011 mainly due to changing market conditions and planned turnaround activity at refineries served by our pipelines. However, the tariffs on our pipelines regulated by the Federal Energy Regulatory Commission, which adjust annually based upon changes in the producer price index, are expected to increase by 6.9 percent effective July 1, 2011, when the adjustment takes effect. In addition, we completed a pipeline expansion project at the end of the second quarter that serves Eagle Ford Shale production and we expect to benefit from this pipeline for the remainder of 2011. The pipeline expansion and the tariff increase effective July 1, 2011 will only partially offset the impact from the lower throughputs for the full year 2011, compared to 2010.

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

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary cash requirements are for distributions to partners, working capital requirements, including inventory purchases, debt service, capital expenditures, acquisitions and operating expenses. On an annual basis, we attempt to fund our operating expenses, interest expense, reliability capital expenditures and distribution requirements with cash generated from our operations. If we do not generate sufficient cash from operations to meet those requirements, we utilize available borrowing capacity under our revolving credit agreement and, to the extent necessary, funds raised through equity or debt offerings under our shelf registration statements. Additionally, we typically fund our strategic capital expenditures from external sources, primarily borrowings under our revolving credit agreement or funds raised through equity or debt offerings. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control. The volatility of the capital and credit markets could restrict our ability to issue debt or equity or may increase our cost of capital beyond rates acceptable to us.

Cash Flows for the Six Months Ended June 30, 2011 and 2010
The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2011	2010
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$1,824	$13,653
Investing activities	(262,133)	(150,278)
Financing activities	206,840	107,802
Effect of foreign exchange rate changes on cash	1,224	1,371
Net decrease in cash and cash equivalents	$(52,245)	$(27,452)

Net cash provided by operating activities for the six months ended June 30, 2011 was $1.8 million, compared to $13.7 million for the six months ended June 30, 2010, primarily due to higher investments in working capital in 2011 compared to the same period in 2010. We increased our working capital $201.7 million in 2011, compared to $162.0 million in 2010. The higher investment in working capital in 2011 was partially offset by a decrease in non-cash gains in 2011 compared to 2010. For the six months ended June 30, 2010, net cash provided by operating activities included a $13.5 million adjustment representing a gain from insurance recoveries that resulted from insurance claims related to damage primarily at our Texas City, Texas terminal caused by Hurricane Ike.

For the six months ended June 30, 2011, net cash provided by operating activities, proceeds from long-term debt borrowings, net of repayments, combined with cash on hand, were used to fund our distributions to unitholders and our general partner, capital expenditures primarily related to various terminal projects and two acquisitions.

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

2007 Revolving Credit Agreement
As of June 30, 2011, we had $429.4 million available for borrowing under our $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement). Due to a covenant in our 2007 Revolving Credit Agreement that requires us to maintain, as of the end of each four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00, we may not be able to borrow the maximum available amount. On March 7, 2011, we amended the 2007 Revolving Credit Agreement to exclude unused proceeds from the Gulf Opportunity Zone bond issuances from total indebtedness in the calculation of the consolidated debt coverage ratio. As of June 30, 2011, the consolidated debt coverage ratio was 4.3x. The 2007 Revolving Credit Agreement matures in December 2012, and we do not have any other significant debt maturing until 2012.

Shelf Registration Statements
On April 29, 2011, the Securities and Exchange Commission declared effective our shelf registration statement on Form S-3, which permits us to offer and sell various types of securities, including NuStar Energy common units and debt securities of NuStar Logistics and NuPOP, having an aggregate value of up to $200.0 million (the 2011 Shelf Registration Statement). The 2011 Shelf Registration Statement is in addition to our shelf registration statement on Form S-3 the Securities and Exchange Commission declared effective in May 2010.

On May 23, 2011, in connection with the 2011 Shelf Registration Statement, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Citigroup Global Markets Inc. (Citigroup). Under the Equity Distribution Agreement, we may from time to time sell an aggregate of up to $200.0 million NuStar Energy common units representing limited partner interests using Citigroup, as our sales agent. Sales of common units will be made by means of ordinary brokers' transactions on the New York Stock Exchange at market prices, in block transactions or as otherwise agreed by us and Citigroup. Under the terms of the Equity Distribution Agreement, we may also sell common units to Citigroup as principal for its own account at a price to be agreed upon at the time of sale.

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

During the six months ended June 30, 2011, our reliability capital expenditures totaled $26.2 million, consisting of $20.6 million primarily related to maintenance upgrade projects at our terminals, which is classified as "Reliability capital expenditures" in the consolidated statements of cash flows, and $5.6 million of turnaround expenditures at our asphalt refineries, which is classified as "Investment in other long-term assets" in our consolidated statements of cash flows. Strategic capital expenditures for the six months ended June 30, 2011 totaled $135.8 million and were primarily related to projects at our St. James, Louisiana and St. Eustatius terminals and our corporate office.

For the full year 2011, we expect to incur approximately $430.0 million of capital expenditures, including $60.0 million for reliability capital projects and $370.0 million for strategic capital projects, which do not include acquisitions. Thus far in 2011, we have spent approximately $100.0 million, including working capital, related to the Turkey Acquisition and the San Antonio Refinery Acquisition. We continue to evaluate our capital budget and make changes as economic conditions warrant. Depending upon current economic conditions, our actual capital expenditures for 2011 may exceed or be lower than the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2011, and our internal growth projects can be accelerated or scaled back depending on the condition of the capital markets.

Working Capital Requirements
Our asphalt and fuels marketing segment requires us to make substantial investments in working capital. Increases in the prices of the commodities we purchase cause our working capital requirements to increase, which reduces our liquidity. Our working capital requirements vary with the seasonal nature of asphalt demand as we employ our asphalt winterfill strategy to build and store inventories during periods of lower demand in order to sell it during periods of higher demand. This seasonal variance in demand also affects our accounts receivable and accounts payable balances, which vary depending on timing of payments.

Within working capital, our inventory balances increased by $239.8 million during the six months ended June 30, 2011, compared to $190.6 million during the six months ended June 30, 2010, due to rising crude oil prices in 2011. In addition, accounts receivable increased by $139.1 million during the six months ended June 30, 2011, compared to $73.3 million during the six months ended June 30, 2010, mainly due to the timing of payments and higher overall sales, resulting mainly from increased crude trading and bunker activity and the San Antonio Refinery Acquisition. Other current assets increased $17.8 million during the six months ended June 30, 2011, compared to a decrease of $27.2 million during the six months ended

June 30, 2010, primarily due to variations in our margin deposits related to our derivative instruments and an increase in prepaid assets in 2011.

Higher inventory balances also result in higher amounts of accounts payable, offsetting the impact to working capital. In 2011, accounts payable increased $202.2 million, compared to $94.4 million in 2010, due to higher inventory costs and the timing of payments.

Distributions
On May 13, 2011, we paid a quarterly cash distribution totaling $79.6 million, or $1.075 per unit, related to the first quarter of 2011. On July 28, 2011, our board of directors approved a quarterly cash distribution of $1.095 per unit related to the second quarter of 2011. This distribution will be paid on August 12, 2011 to unitholders of record on August 9, 2011 and will total $81.3 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,627	$1,576	$3,219	$3,043
General partner incentive distribution	8,963	8,369	17,531	16,168
Total general partner distribution	10,590	9,945	20,750	19,211
Limited partners’ distribution	70,749	68,809	140,205	132,935
Total cash distributions	$81,339	$78,754	$160,955	$152,146

Cash distributions per unit applicable to limited partners	$1.095	$1.065	$2.170	$2.130
Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter.

Debt Obligations
We are a party to the following debt agreements:

•	the 2007 Revolving Credit Agreement due December 10, 2012, with a balance of $489.1 million as of June 30, 2011;

•
NuStar Logistics’ 6.875% senior notes due July 15, 2012 with a face value of $100.0 million; 6.05% senior notes due March 15, 2013 with a face value of $229.9 million; 7.65% senior notes due April 15, 2018 with a face value of $350.0 million; and 4.80% senior notes due September 1, 2020 with a face value of $450.0 million;

•	NuPOP’s 7.75% senior notes due February 15, 2012; and 5.875% senior notes due June 1, 2013 with an aggregate face value of $500.0 million;

•
$55.4 million revenue bonds due June 1, 2038; $100.0 million revenue bonds due July 1, 2040; $50.0 million revenue bonds due October 1, 2040; and $85.0 million revenue bonds due December 1, 2040 associated with the St. James terminal expansion (Gulf Opportunity Zone Revenue Bonds);

•	the £21 million term loan due December 11, 2012 (UK Term Loan); and

•
the $12.0 million note payable in annual installments through December 31, 2015 to the Port of Corpus Christi Authority of Nueces County, Texas, with a balance of $1.8 million as of June 30, 2011, associated with the construction of a crude oil storage facility in Corpus Christi, Texas.

Management believes that, as of June 30, 2011, we are in compliance with all ratios and covenants of both the 2007 Revolving Credit Agreement and the UK Term Loan, which has substantially the same covenants as the 2007 Revolving Credit Agreement. Our other long-term debt obligations do not contain any financial covenants that are different than those contained in the 2007 Revolving Credit Agreement. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments.

Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on certain of our long-term debt agreements.

Interest Rate Swaps
As of June 30, 2011 and December 31, 2010, we were a party to fixed-to-floating interest rate swap agreements and forward-starting swap agreements for the purpose of hedging interest rate risk. The weighted-average interest rate that we paid under our fixed-to-floating interest rate swaps was 2.5% as of June 30, 2011.

The following table aggregates information on our interest rate swap agreements:

	Notional Amount		Fair Value
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(Thousands of Dollars)
Type of interest rate swap agreements:
Fixed-to-floating	$490,000	$617,500	$(19,318)	$(18,820)
Forward-starting	$500,000	$500,000	$22,170	$35,000

During the six months ended June 30, 2011, we terminated interest rate swap agreements with an aggregate notional amount of $167.5 million associated with our 6.875% and 6.05% senior notes. We received $9.1 million in connection with the termination, which is being amortized into "Interest expense, net" over the remaining lives of the 6.875% and 6.05% senior notes. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

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

Contingencies
We are subject to certain loss contingencies, the outcomes of which could have an adverse effect on our cash flows and results of operations, as further disclosed in Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements.”

RELATED PARTY TRANSACTIONS
Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a detailed discussion of our related party transactions.

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

	June 30, 2011
	Expected Maturity Dates
	2011	2012	2013	2014	2015	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$832	$384,664	$479,994	$—	$—	$800,000	$1,665,490	$1,783,908
Weighted average interest rate	8.0%	7.4%	6.0%	—	—	6.0%	6.3%
Variable rate	$—	$489,129	$—	$—	$—	$290,440	$779,569	$769,149
Weighted average interest rate	—	0.9%	—	—	—	0.1%	0.6%
Interest Rate Swaps Fixed–to-Floating:
Notional amount	$—	$—	$—	$—	$—	$490,000	$490,000	$(19,080)
Weighted average pay rate	2.6%	2.9%	3.9%	4.9%	5.8%	6.8%	5.4%
Weighted average receive rate	5.0%	5.0%	5.0%	5.0%	5.0%	4.9%	5.0%

	December 31, 2010
	Expected Maturity Dates
	2011	2012	2013	2014	2015	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$832	$383,687	$479,986	$—	$—	$800,000	$1,664,505	$1,775,842
Weighted average interest rate	8.0%	7.4%	6.0%	—	—	6.0%	6.3%
Variable rate	$—	$188,282	$—	$—	$—	$290,440	$478,722	$473,348
Weighted average interest rate	—	1.0%	—	—	—	0.3%	0.6%
Interest Rate Swaps Fixed–to-Floating:
Notional amount	$—	$60,000	$107,500	$—	$—	$450,000	$617,500	$(18,820)
Weighted average pay rate	2.5%	3.3%	4.3%	5.3%	6.1%	6.8%	5.4%
Weighted average receive rate	5.2%	5.2%	5.0%	4.8%	4.8%	4.8%	4.9%

The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount	Period of Hedge	Weighted- Average Fixed Rate	Fair Value
			June 30, 2011	December 31, 2010
(Thousands of Dollars)			(Thousands of Dollars)
$125,000	03/13 - 03/23	3.5%	$5,781	$8,717
150,000	06/13 - 06/23	3.5%	8,008	11,243
225,000	02/12 - 02/22	3.1%	8,381	15,040
$500,000		3.3%	$22,170	$35,000

Commodity Price Risk
Since the operations of our asphalt and fuels marketing segment exposes us to commodity price risk, we enter into derivative instruments to mitigate the effect of commodity price fluctuations. The derivative instruments we use consist primarily of futures and swaps contracts. We have a risk management committee that oversees our trading controls and procedures and certain aspects of risk management. Our risk management committee also reviews all new risk management strategies in accordance with our risk management policy, which was approved by our board of directors.

During the second quarter of 2011, we entered into swaps contracts to hedge the price risk associated with the San Antonio Refinery. These swaps contracts fix the purchase price of crude oil and sales prices of refined products for a portion of the expected production of the San Antonio Refinery, thereby mitigating the risk of volatility of future cash flows associated with hedged volumes. These swaps contracts qualified and we designated them as cash flow hedges.

We record commodity derivative instruments in the consolidated balance sheets as assets or liabilities at fair value. We recognize mark-to-market adjustments for derivative instruments designated and qualifying as fair value hedges (Fair Value Hedges) and the related change in the fair value of the associated hedged physical inventory or firm commitment within “Cost of product sales.” For derivative instruments designated and qualifying as cash flow hedges (Cash Flow Hedges), we record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive income” until the underlying hedged forecasted transactions occur and are recognized in income. For derivative instruments that do not qualify for hedge accounting (Economic Hedges and Other Derivatives), we record the mark-to-market adjustments in “Cost of product sales.”

The commodity contracts disclosed below represent only those contracts exposed to commodity price risk at the end of the period. Please refer to Note 7 of Condensed Notes to Consolidated Financial Statement in Item 1. “Financial Statements” for the volume and related fair value of all commodity contracts.

	June 30, 2011
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(crude oil and refined products)	156	$101.30	N/A	$(193)
Futures – short:
(crude oil and refined products)	515	N/A	$109.50	$(2,010)
Swaps – long:
(refined products)	115	$94.59	N/A	$(267)
Swaps – short:
(refined products)	370	N/A	$97.27	$134

Cash Flow Hedges:
Swaps – long:
(crude oil)	10,622	106.90	N/A	$(72,843)
Swaps – short:
(refined products)	10,622	N/A	127.68	$57,614

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	126	$101.92	N/A	$528
Futures – short:
(crude oil and refined products)	148	N/A	$95.99	$(506)
Swaps – long:
(refined products)	310	$98.63	N/A	$297
Swaps – short:
(refined products)	765	N/A	$99.27	$(1,108)
Forward purchase contracts:
(crude oil)	5,628	$104.64	N/A	$(3,432)
Forward sales contracts:
(crude oil)	5,628	N/A	$104.71	$8,367

Total fair value of open positions exposed to commodity price risk				$(13,419)

	December 31, 2010
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(crude oil and refined products)	436	N/A	$96.00	$(1,015)
Swaps – long:
(refined products)	380	$76.05	N/A	$(557)
Swaps – short:
(refined products)	823	N/A	$74.53	$(2,541)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	278	$93.80	N/A	$802
Futures – short:
(crude oil and refined products)	936	N/A	$100.74	$(2,102)
Swaps – long:
(refined products)	385	$76.27	N/A	$1,684
Swaps – short:
(refined products)	157	N/A	$73.22	$(698)
Forward purchase contracts:
(crude oil)	4,680	$85.81	N/A	$38,434
Forward sales contracts:
(crude oil)	4,680	N/A	$86.48	$(38,989)

Total fair value of open positions exposed to commodity price risk				$(4,982)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2011.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description
10.01	NuStar GP, LLC 2000 Third Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 of NuStar Energy L.P.’s Current Report on Form 8-K filed May 10, 2011)

10.02
Equity Distibution Agreement, dated May 23, 2011 by and among NuStar Energy L.P., Riverwalk Logistics, L.P., NuStar GP, LLC and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 1.1 of NuStar Energy L.P.’s Current Report on Form 8-K filed May 24, 2011)

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

**101
The following interactive data files pursuant to Rule 405 of Regulation S-T from NuStar Energy L.P.’s Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements.

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
August 4, 2011

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
August 4, 2011

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
August 4, 2011