Form 10-Q
period 2011-09-30
NuStar Energy L.P.
filed 2011-11-07
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of October 31, 2011 was 64,718,578.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,214	$181,121
Accounts receivable, net of allowance for doubtful accounts of $1,742 and $1,457 as of September 30, 2011 and December 31, 2010, respectively	467,912	302,053
Inventories	603,683	413,537
Other current assets	69,101	42,796
Total current assets	1,199,910	939,507
Property, plant and equipment, at cost	4,328,975	4,021,319
Accumulated depreciation and amortization	(943,539)	(833,862)
Property, plant and equipment, net	3,385,436	3,187,457
Intangible assets, net	42,499	43,033
Goodwill	846,526	813,270
Investment in joint venture	67,203	69,603
Deferred income tax asset	9,671	8,138
Other long-term assets, net	296,903	325,385
Total assets	$5,848,148	$5,386,393
Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$355,645	$832
Accounts payable	461,038	282,382
Payable to related party	12,369	10,345
Accrued interest payable	23,615	29,706
Accrued liabilities	110,934	57,953
Taxes other than income tax	16,499	10,718
Income tax payable	2,959	1,293
Total current liabilities	983,059	393,229
Long-term debt, less current portion	2,170,010	2,136,248
Long-term payable to related party	11,871	10,088
Deferred income tax liability	35,917	29,565
Other long-term liabilities	122,242	114,563
Commitments and contingencies (Note 5)
Partners’ equity:
Limited partners (64,670,520 and 64,610,549 common units outstanding as of September 30, 2011 and December 31, 2010, respectively)	2,553,995	2,598,873
General partner	56,284	57,327
Accumulated other comprehensive (loss) income	(97,912)	46,500
Total NuStar Energy L.P. partners' equity	2,512,367	2,702,700
Noncontrolling interest	12,682	—
Total partners’ equity	2,525,049	2,702,700
Total liabilities and partners’ equity	$5,848,148	$5,386,393
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Service revenues:
Third parties	$210,395	$201,390	$607,866	$585,772
Related party	286	—	823	—
Total service revenues	210,681	201,390	608,689	585,772
Product sales	1,613,669	936,989	4,039,461	2,623,077
Total revenues	1,824,350	1,138,379	4,648,150	3,208,849
Costs and expenses:
Cost of product sales	1,535,609	860,942	3,797,424	2,422,751
Operating expenses:
Third parties	98,464	86,104	281,419	259,465
Related party	37,151	35,644	109,061	103,563
Total operating expenses	135,615	121,748	390,480	363,028
General and administrative expenses:
Third parties	8,746	9,727	27,865	28,633
Related party	8,985	17,133	41,968	47,691
Total general and administrative expenses	17,731	26,860	69,833	76,324
Depreciation and amortization expense	42,418	38,539	124,354	114,653
Total costs and expenses	1,731,373	1,048,089	4,382,091	2,976,756
Operating income	92,977	90,290	266,059	232,093
Equity in earnings of joint venture	2,599	2,454	6,997	7,571
Interest expense, net	(21,565)	(20,583)	(62,644)	(58,059)
Other income (expense), net	767	(235)	(5,699)	14,882
Income before income tax expense	74,778	71,926	204,713	196,487
Income tax expense	4,497	3,616	13,311	9,052
Net income	70,281	68,310	191,402	187,435
Less net income attributable to noncontrolling interest	123	—	143	—
Net income attributable to NuStar Energy L.P.	$70,158	$68,310	$191,259	$187,435
Net income per unit applicable to limited partners (Note 11)	$0.92	$0.90	$2.49	$2.55
Weighted-average limited partner units outstanding	64,612,423	64,610,549	64,611,181	62,386,373
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$191,402	$187,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	124,354	114,653
Amortization of debt related items	(8,328)	(5,812)
Gain on sale or disposition of assets, including insurance recoveries	(117)	(12,926)
Deferred income tax expense (benefit)	4,130	(1,932)
Equity in earnings of joint venture	(6,997)	(7,571)
Distributions of equity in earnings of joint venture	9,397	7,500
Changes in current assets and current liabilities (Note 12)	(216,427)	(99,815)
Other, net	4,457	(699)
Net cash provided by operating activities	101,871	180,833
Cash Flows from Investing Activities:
Reliability capital expenditures	(32,808)	(34,927)
Strategic capital expenditures	(211,150)	(156,531)
Acquisitions	(100,693)	(43,026)
Proceeds from insurance recoveries	—	13,500
Investment in other long-term assets	(8,449)	(3,400)
Proceeds from sale or disposition of assets	445	1,992
Net cash used in investing activities	(352,655)	(222,392)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	707,102	775,434
Proceeds from short-term debt borrowings	31,600	177,041
Proceeds from senior note offering, net of issuance costs	—	445,574
Long-term debt repayments	(348,153)	(1,146,183)
Short-term debt repayments	(31,600)	(197,041)
Proceeds from issuance of common units, net of issuance costs	1,583	240,158
Contributions from general partner	70	5,078
Distributions to unitholders and general partner	(240,571)	(225,538)
Proceeds from termination of interest rate swaps	12,632	—
Other, net	(785)	(8,746)
Net cash provided by financing activities	131,878	65,777
Effect of foreign exchange rate changes on cash	(3,001)	(358)
Net (decrease) increase in cash and cash equivalents	(121,907)	23,860
Cash and cash equivalents as of the beginning of the period	181,121	62,006
Cash and cash equivalents as of the end of the period	$59,214	$85,866
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 17.6% total interest in us as of September 30, 2011.
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
These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2011 and 2010 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited consolidated financial statements. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS

Goodwill Impairment
In September 2011, the Financial Accounting Standards Board (FASB) amended the goodwill impairment guidance to simplify testing goodwill for impairment. The amended guidance provides entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. We are evaluating whether to adopt the amended guidance for the 2011 goodwill impairment test performed in the fourth quarter, but we do not expect the amended guidance to have a material impact on our financial position or results of operations.

Other Comprehensive Income
In June 2011, the FASB amended the disclosure requirements for the presentation of comprehensive income. The amended requirements eliminate the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended requirements, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. In addition, entities will be required to disclose reclassification adjustments between other comprehensive income and net income separately on the face of the financial statements. The changes are effective for fiscal years and interim periods beginning after December 15, 2011, and retrospective application is required. Accordingly, we will adopt these provisions January 1, 2012. These amendments only affect financial statement presentation and will not have an impact on our financial position or results of operations.

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

3. INVENTORIES

Inventories consisted of the following:

	September 30, 2011	December 31, 2010
	(Thousands of Dollars)
Crude oil	$220,672	$122,945
Finished products	372,841	281,197
Materials and supplies	10,170	9,395
Total	$603,683	$413,537

4. DEBT

Revolving Credit Agreement
During the nine months ended September 30, 2011, we borrowed an aggregate $615.0 million under our $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement) to fund a portion of our capital expenditures and working capital requirements. Additionally, we repaid $348.2 million during the nine months ended September 30, 2011. The 2007 Revolving Credit Agreement bears interest based on either an alternative base rate or a LIBOR-based rate. As of September 30, 2011, our weighted average borrowing interest rate was 0.9%, and we had $376.2 million available for borrowing under the 2007 Revolving Credit Agreement. Due to a covenant in our 2007 Revolving Credit Agreement that requires us to maintain, as of the end of any four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00, we may not be able to borrow the maximum available amount. On March 7, 2011, we amended the 2007 Revolving Credit Agreement to exclude unused proceeds from the Gulf Opportunity Zone bond issuances from total indebtedness in the calculation of the

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consolidated debt coverage ratio. As of September 30, 2011, our consolidated debt coverage ratio was 4.5x.

Gulf Opportunity Zone Revenue Bonds
The Parish of St. James, Louisiana issued, pursuant to the Gulf Opportunity Zone Act of 2005, three separate series of tax-exempt revenue bonds in 2010 and one series of tax-exempt revenue bonds in 2011 (GoZone Bonds) associated with our St. James terminal expansion. The $75.0 million of tax-exempt revenue bonds issued in 2011 mature on August 1, 2041. The interest rate on the GoZone Bonds is based on a weekly tax-exempt bond market interest rate, and interest is paid monthly. The interest rate was 0.2% as of September 30, 2011. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansion. The amount remaining in trust related to the GoZone Bonds is included in “Other long-term assets, net,” and the amount of bonds issued is included in “Long-term debt, less current portion” in our consolidated balance sheets. For the nine months ended September 30, 2011, $92.1 million was disbursed from the trustee. As of September 30, 2011, the amount remaining in trust totaled $187.6 million.

Lines of Credit
As of September 30, 2011, we had one short-term line of credit with an uncommitted borrowing capacity of up to $20.0 million. We had no outstanding borrowings on this line of credit as of September 30, 2011. During the nine months ended September 30, 2011, we borrowed and repaid $31.6 million related to this line of credit.

5. COMMITMENTS AND CONTINGENCIES

Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of September 30, 2011, we have accrued $76.5 million for contingent losses. The amount that will ultimately be paid related to these matters may differ from the amounts accrued, and the timing of such payments is uncertain.

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the United States Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to us indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against us related to this matter, and we have not made any payments toward costs incurred by the DOJ. We are currently in settlement discussions with other potentially responsible parties and the DOJ, and a change in our estimate of this liability may occur in the near term. However, the proposed settlement must be approved by multiple parties and requires the approval of the bankruptcy court and the federal district court. We estimate that a settlement may be finalized in early to mid-2012.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants breached a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provided for CARCO's use of Eres' vessels for the shipment of asphalt. Eres contended that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants had failed to perform under the Charter Agreement. Eres valued its damages for the alleged breach of contract claim at approximately $78.1 million. On October 14, 2011, Eres and the Defendants entered into a Settlement Agreement and Mutual Release. Pursuant to the terms of the Settlement Agreement and Mutual Release, the NuStar Entities paid $33.5 million in full and final settlement of all of Eres' claims against the Defendants. The settlement amount was included in the accrual for contingent losses as of September 30, 2011.

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

6. FAIR VALUE MEASUREMENTS

We segregate the inputs used in measuring fair value into three levels: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists. We consider counterparty credit risk and our own credit risk in the determination of all estimated fair values.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following assets and liabilities are measured at fair value:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$1,903	$—	$—	$1,903
Commodity derivatives	22,534	—	—	22,534
Other long-term assets, net:
Interest rate swaps	—	23,125	—	23,125
Accrued liabilities:
Product imbalances	(1,069)	—	—	(1,069)
Commodity derivatives	(8,265)	(50,433)	—	(58,698)
Interest rate swaps	—	(18,624)	—	(18,624)
Other long-term liabilities:
Interest rate swaps	—	(22,306)	—	(22,306)
Total	$15,103	$(68,238)	$—	$(53,135)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$991	$—	$—	$991
Other long-term assets, net:
Interest rate swaps	—	45,663	—	45,663
Accrued liabilities:
Product imbalances	(988)	—	—	(988)
Commodity derivatives	(14,741)	—	—	(14,741)
Other long-term liabilities:
Interest rate swaps	—	(29,483)	—	(29,483)
Total	$(14,738)	$16,180	$—	$1,442

Fair Value of Financial Instruments
We do not record our outstanding debt at fair value in our consolidated balance sheet. The estimated fair value and carrying amount of our debt was as follows:

	September 30, 2011	December 31, 2010
	(Thousands of Dollars)
Fair value	$2,595,533	$2,249,190
Carrying amount	$2,525,655	$2,137,080

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
Interest Rate Risk
We are a party to certain interest rate swap agreements to manage our exposure to changes in interest rates. We have fixed-to-floating interest rate swap agreements associated with a portion of our fixed-rate senior notes. We account for our fixed-to-floating interest rate swaps as fair value hedges. During the nine months ended September 30, 2011, we entered into and terminated a fixed-to-floating interest rate swap agreement with a notional amount of $40.0 million related to the 7.65% senior notes issued in April 2008. We also terminated interest rate swap agreements with an aggregate notional amount of $167.5 million associated with our 6.875% and 6.05% senior notes during the nine months ended September 30, 2011. We received $12.6 million in connection with the terminations, which is being amortized into "Interest expense, net" over the remaining lives of the 7.65%, 6.875% and 6.05% senior notes. Proceeds from the termination of interest rate swap agreements are included in cash flows from financing activities on the consolidated statements of cash flows.

The total aggregate notional amount of the fixed-to-floating interest rate swaps was $450.0 million as of September 30, 2011 and $617.5 million as of December 31, 2010. The weighted-average interest rate that we paid under our fixed-to-floating interest rate swaps was 2.6% as of September 30, 2011.

We are also a party to forward-starting interest rate swap agreements with an aggregate notional amount of $500.0 million as of September 30, 2011 and December 31, 2010 related to forecasted probable debt issuances in 2012 and 2013. We entered into the swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. These swaps are designated and qualify as cash flow hedges.

Commodity Price Risk
We are exposed to market risks related to the volatility of crude oil and refined product prices. In order to reduce the risk of commodity price fluctuations with respect to our crude oil and finished product inventories and related firm commitments to purchase and/or sell such inventories, we utilize commodity futures and swap contracts, which qualify and we designate as fair value hedges.

During the second quarter of 2011, we entered into commodity swap contracts to hedge the price risk associated with the San Antonio Refinery. These contracts fix the purchase price of crude oil and sales prices of refined products for a portion of the expected production of the San Antonio Refinery, thereby attempting to mitigate the risk of volatility of future cash flows associated with hedged volumes. These contracts qualified and we designated them as cash flow hedges.

Derivatives that are intended to hedge our commodity price risk, but fail to qualify as fair value or cash flow hedges, are considered economic hedges, and associated gains and losses are recorded in net income. We also enter into commodity derivatives in order to attempt to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges. Changes in the fair values are recorded in net income.

The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short positions on an absolute basis, which totaled 31.2 million barrels and 12.8 million barrels as of September 30, 2011 and December 31, 2010, respectively.

As of December 31, 2010, we had $17.8 million of margin deposits related to our derivative instruments and none as of September 30, 2011.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Commodity contracts	Other current assets	$3,072	$—	$(72)	$—
Interest rate swaps	Other long-term assets, net	23,125	45,663	—	—
Commodity contracts	Accrued liabilities	196,026	2,176	(246,459)	(2,522)
Interest rate swaps	Accrued liabilities	—	—	(18,624)	—
Interest rate swaps	Other long-term liabilities	—	—	(22,306)	(29,483)
Total		222,223	47,839	(287,461)	(32,005)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	38,774	—	(19,240)	—
Commodity contracts	Accrued liabilities	10,826	46,632	(19,091)	(61,027)
Total		49,600	46,632	(38,331)	(61,027)

Total Derivatives		$271,823	$94,471	$(325,792)	$(93,032)

The earnings impact of our derivative activity was as follows:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Three months ended September 30, 2011:
Interest rate swaps	Interest expense, net	$45,963	$(46,320)	$(357)
Commodity contracts	Cost of product sales	3,772	(4,508)	(736)
Total		$49,735	$(50,828)	$(1,093)

Three months ended September 30, 2010:
Interest rate swaps	Interest expense, net	$3,886	$(3,886)	$—
Commodity contracts	Cost of product sales	(6,773)	12,297	5,524
Total		$(2,887)	$8,411	$5,524

Nine months ended September 30, 2011:
Interest rate swaps	Interest expense, net	$54,577	$(55,172)	$(595)
Commodity contracts	Cost of product sales	(7,292)	6,212	(1,080)
Total		$47,285	$(48,960)	$(1,675)

Nine months ended September 30, 2010:
Interest rate swaps	Interest expense, net	$7,010	$(7,010)	$—
Commodity contracts	Cost of product sales	4,961	3,382	8,343
Total		$11,971	$(3,628)	$8,343

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Income Statement Location (a)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Thousands of Dollars)		(Thousands of Dollars)
Three months ended September 30, 2011:
Interest rate swaps	$(63,100)	Interest expense, net	$—	$—
Commodity contracts	(46,532)	Cost of product sales	(7,733)	3,594
Total	$(109,632)		$(7,733)	$3,594

Three months ended September 30, 2010:
Interest rate swaps	$(1,790)	Interest expense, net	$—	$—
Commodity contracts	(1,326)	Cost of product sales	—	(284)
Total	$(3,116)		$—	$(284)

Nine months ended September 30, 2011:
Interest rate swaps	$(75,930)	Interest expense, net	$—	$—
Commodity contracts	(62,986)	Cost of product sales	(8,958)	3,594
Total	$(138,916)		$(8,958)	$3,594

Nine months ended September 30, 2010:
Interest rate swaps	$(1,790)	Interest expense, net	$—	$—
Commodity contracts	(1,087)	Cost of product sales	(913)	—
Total	$(2,877)		$(913)	$—

(a)
Amounts are included in specified location for both the gain (loss) reclassified from accumulated other comprehensive income into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion).

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Three months ended September 30, 2011:
Commodity contracts	Cost of product sales	$5,482

Three months ended September 30, 2010:
Commodity contracts	Cost of product sales	$(1,963)

Nine months ended September 30, 2011:
Commodity contracts	Revenues	$235
Commodity contracts	Cost of product sales	(5,685)
Commodity contracts	Operating expenses	46
Total		$(5,404)

Nine months ended September 30, 2010:
Commodity contracts	Cost of product sales	$4,735
Commodity contracts	Operating expenses	(10)
Total		$4,725

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For derivatives designated as cash flow hedging instruments, once a hedged transaction occurs, we reclassify the effective portion from accumulated OCI to “Cost of product sales” or “Interest expense, net.” As of September 30, 2011, we expect to reclassify a loss of $25.0 million to “Cost of product sales” and a loss of $1.2 million to “Interest expense, net” within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows is approximately two years for our forward-starting interest rate swaps and approximately four years for our commodity contracts.

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

The following table summarizes information pertaining to related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Thousands of Dollars)
Revenues	$286	$—	$823	$—
Operating expenses	$37,151	$35,644	$109,061	$103,563
General and administrative expenses	$8,985	$17,133	$41,968	$47,691

We had a payable to NuStar GP, LLC of $12.4 million and $10.3 million, as of September 30, 2011 and December 31, 2010, respectively, with both amounts representing payroll, employee benefit plans and unit-based compensation. We also had a long-term payable to NuStar GP, LLC as of September 30, 2011 and December 31, 2010 of $11.9 million and $10.1 million, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits.

9. OTHER INCOME (EXPENSE)

Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Thousands of Dollars)
Contingent loss adjustment	$(3,250)	$—	$(3,250)	$—
Storage agreement early termination costs	—	—	(5,000)	—
Gain from insurance recoveries	—	—	—	13,500
(Loss) gain from sale or disposition of assets	(119)	114	117	(574)
Foreign exchange gains (losses)	3,059	(333)	2,483	(567)
Other, net	1,077	(16)	(49)	2,523
Other income (expense), net	$767	$(235)	$(5,699)	$14,882

For the three and nine months ended September 30, 2011, the contingent loss adjustment relates to the Eres matter discussed in Note 5. Commitments and Contingencies. For the nine months ended September 30, 2011, "Other income (expense), net" included $5.0 million in costs associated with the early termination of a third-party storage agreement at our Paulsboro, New Jersey asphalt refinery. For the nine months ended September 30, 2010, the gain from insurance recoveries resulted from insurance claims related to damage in the third quarter of 2008 primarily at our Texas City, Texas terminal caused by Hurricane Ike.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. PARTNERS’ EQUITY

Partners' Equity Activity
The following table summarizes changes in the carrying amount of partners' equity and noncontrolling interest:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	NuStar Energy L.P. Partners' Equity	Noncontrolling Interest	Total Partners' Equity	NuStar Energy L.P. Partners' Equity	Noncontrolling Interest	Total Partners' Equity
	(Thousands of Dollars)
Beginning balance	$2,644,221	$14,745	$2,658,966	$2,694,908	$—	$2,694,908
Net income	70,158	123	70,281	68,310	—	68,310
Other comprehensive income:
Foreign currency translation adjustment	(22,165)	(2,186)	(24,351)	9,026	—	9,026
Unrealized gain (loss) on cash flow hedges	(109,632)	—	(109,632)	(3,116)	—	(3,116)
Net loss reclassified into income on cash flow hedges	7,733	—	7,733	—	—	—
Total other comprehensive (loss) income	(124,064)	(2,186)	(126,250)	5,910	—	5,910
Total comprehensive (loss) income	(53,906)	(2,063)	(55,969)	74,220	—	74,220
Cash distributions to partners	(81,339)	—	(81,339)	(78,754)	—	(78,754)
Issuance of common units, including contribution from general partner	3,391	—	3,391	(139)	—	(139)
Ending balance	$2,512,367	$12,682	$2,525,049	$2,690,235	$—	$2,690,235

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	NuStar Energy L.P. Partners' Equity	Noncontrolling Interest	Total Partners' Equity	NuStar Energy L.P. Partners' Equity	Noncontrolling Interest	Total Partners' Equity
	(Thousands of Dollars)
Beginning balance	$2,702,700	$—	$2,702,700	$2,484,968	$—	$2,484,968
Turkey acquisition	—	15,000	15,000	—		—
Net income	191,259	143	191,402	187,435	—	187,435
Other comprehensive income:
Foreign currency translation adjustment	(14,454)	(2,461)	(16,915)	98	—	98
Unrealized gain (loss) on cash flow hedges	(138,916)	—	(138,916)	(2,877)	—	(2,877)
Net loss reclassified into income on cash flow hedges	8,958	—	8,958	913	—	913
Total other comprehensive (loss)	(144,412)	(2,461)	(146,873)	(1,866)	—	(1,866)
Total comprehensive income (loss)	46,847	(2,318)	44,529	185,569	—	185,569
Cash distributions to partners	(240,571)	—	(240,571)	(225,538)	—	(225,538)
Issuance of common units, including contribution from general partner	3,391	—	3,391	245,236	—	245,236
Ending balance	$2,512,367	$12,682	$2,525,049	$2,690,235	$—	$2,690,235

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Thousands of Dollars)
Net income attributable to NuStar Energy L.P.	$70,158	$68,310	$191,259	$187,435
Less general partner incentive distribution	8,972	8,568	26,503	24,736
Net income after general partner incentive distribution	61,186	59,742	164,756	162,699
General partner interest	2%	2%	2%	2%
General partner allocation of net income after general partner incentive distribution	1,223	1,195	3,294	3,254
General partner incentive distribution	8,972	8,568	26,503	24,736
Net income applicable to general partner	$10,195	$9,763	$29,797	$27,990

Cash Distributions
On August 12, 2011, we paid a quarterly cash distribution totaling $81.3 million, or $1.095 per unit, related to the second quarter of 2011. On October 28, 2011, we announced a quarterly cash distribution of $1.095 per unit related to the third quarter of 2011. This distribution will be paid on November 14, 2011 to unitholders of record on November 8, 2011 and will total $81.4 million.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,628	$1,592	$4,847	$4,635
General partner incentive distribution	8,972	8,568	26,503	24,736
Total general partner distribution	10,600	10,160	31,350	29,371
Limited partners’ distribution	70,814	69,456	211,019	202,391
Total cash distributions	$81,414	$79,616	$242,369	$231,762

Cash distributions per unit applicable to limited partners	$1.095	$1.075	$3.265	$3.205

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

The following table details the calculation of earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income attributable to NuStar Energy L.P.	$70,158	$68,310	$191,259	$187,435
Less general partner distribution (including IDR)	10,600	10,160	31,350	29,371
Less limited partner distribution	70,814	69,456	211,019	202,391
Distributions greater than earnings	$(11,256)	$(11,306)	$(51,110)	$(44,327)

General partner earnings:
Distributions	$10,600	$10,160	$31,350	$29,371
Allocation of distributions greater than earnings (2%)	(225)	(225)	(1,023)	(886)
Total	$10,375	$9,935	$30,327	$28,485

Limited partner earnings:
Distributions	$70,814	$69,456	$211,019	$202,391
Allocation of distributions greater than earnings (98%)	(11,031)	(11,081)	(50,087)	(43,441)
Total	$59,783	$58,375	$160,932	$158,950

Weighted-average limited partner units outstanding	64,612,423	64,610,549	64,611,181	62,386,373

Net income per unit applicable to limited partners	$0.92	$0.90	$2.49	$2.55

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. STATEMENTS OF CASH FLOWS
Changes in current assets and current liabilities were as follows:

	Nine Months Ended September 30,
	2011	2010
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(148,814)	$(86,025)
Inventories	(176,936)	(114,885)
Other current assets	(25,838)	27,287
Increase (decrease) in current liabilities:
Accounts payable	153,626	75,345
Payable to related party	2,023	12,697
Accrued interest payable	(6,092)	3,058
Accrued liabilities	(21,471)	(18,436)
Taxes other than income tax	5,607	(858)
Income tax payable	1,468	2,002
Changes in current assets and current liabilities	$(216,427)	$(99,815)

Cash flows related to interest and income taxes were as follows:

	Nine Months Ended September 30,
	2011	2010
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$87,576	$66,243
Cash paid for income taxes, net of tax refunds received	$11,974	$9,580

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Thousands of Dollars)
Revenues:
Storage:
Third parties	$128,561	$120,793	$381,460	$353,337
Intersegment	13,042	10,344	35,925	33,241
Related party	286	—	823	—
Total storage	141,889	131,137	418,208	386,578
Transportation:
Third parties	81,834	80,597	226,406	232,435
Intersegment	65	—	65	382
Total transportation	81,899	80,597	226,471	232,817
Asphalt and fuels marketing:
Third parties	1,613,669	936,989	4,039,461	2,623,077
Intersegment	5,024	85	9,618	2,917
Total asphalt and fuels marketing	1,618,693	937,074	4,049,079	2,625,994
Consolidation and intersegment eliminations	(18,131)	(10,429)	(45,608)	(36,540)
Total revenues	$1,824,350	$1,138,379	$4,648,150	$3,208,849

Operating income:
Storage	$48,778	$45,635	$140,322	$131,388
Transportation	38,248	37,512	102,808	106,004
Asphalt and fuels marketing	25,418	35,457	97,689	75,113
Consolidation and intersegment eliminations	29	1	(16)	278
Total segment operating income	112,473	118,605	340,803	312,783
Less general and administrative expenses	17,731	26,860	69,833	76,324
Less other depreciation and amortization expense	1,765	1,455	4,911	4,366
Total operating income	$92,977	$90,290	$266,059	$232,093

 Total assets by reportable segment were as follows:

	September 30, 2011	December 31, 2010
	(Thousands of Dollars)
Storage	$2,556,356	$2,454,264
Transportation	1,251,463	1,256,614
Asphalt and fuels marketing	1,655,442	1,154,499
Total segment assets	5,463,261	4,865,377
Other partnership assets	384,887	521,016
Total consolidated assets	$5,848,148	$5,386,393

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

Condensed Consolidating Balance Sheets
September 30, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$122	$6	$—	$59,086	$—	$59,214
Receivables, net	1,738	17,781	12,425	435,968	—	467,912
Inventories	—	2,277	14,686	586,969	(249)	603,683
Other current assets	—	13,429	2,378	53,294	—	69,101
Intercompany receivable	—	853,945	745,079	—	(1,599,024)	—
Total current assets	1,860	887,438	774,568	1,135,317	(1,599,273)	1,199,910
Property, plant and equipment, net	—	1,119,814	599,770	1,665,852	—	3,385,436
Intangible assets, net	—	2,001	—	40,498	—	42,499
Goodwill	—	18,094	170,652	657,780	—	846,526
Investment in wholly owned subsidiaries	3,119,736	249,458	1,137,467	2,315,991	(6,822,652)	—
Investment in joint venture	—	—	—	67,203	—	67,203
Deferred income tax asset	—	—	—	9,671	—	9,671
Other long-term assets, net	217	227,657	26,329	42,700	—	296,903
Total assets	$3,121,813	$2,504,462	$2,708,786	$5,935,012	$(8,421,925)	$5,848,148
Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$102,510	$253,135	$—	$—	$355,645
Payables	63	35,459	7,953	429,932	—	473,407
Accrued interest payable	—	16,273	7,318	24	—	23,615
Accrued liabilities	755	30,857	3,925	75,397	—	110,934
Taxes other than income tax	63	4,812	3,586	8,038	—	16,499
Income tax payable	—	1,462	—	1,497	—	2,959
Intercompany payable	510,653	—	—	1,088,371	(1,599,024)	—
Total current liabilities	511,534	191,373	275,917	1,603,259	(1,599,024)	983,059
Long-term debt, less current portion	—	1,883,485	253,709	32,816	—	2,170,010
Long-term payable to related party	—	5,390	—	6,481	—	11,871
Deferred income tax liability	—	—	—	35,917	—	35,917
Other long-term liabilities	—	25,299	245	96,698	—	122,242
Total partners' equity	2,610,279	398,915	2,178,915	4,159,841	(6,822,901)	2,525,049
Total liabilities and partners’ equity	$3,121,813	$2,504,462	$2,708,786	$5,935,012	$(8,421,925)	$5,848,148

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income
For the Three Months Ended September 30, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$78,554	$46,076	$1,708,288	$(8,568)	$1,824,350
Costs and expenses	482	38,068	32,090	1,669,422	(8,689)	1,731,373
Operating (loss) income	(482)	40,486	13,986	38,866	121	92,977
Equity in earnings of subsidiaries	70,641	7,285	29,828	51,102	(158,856)	—
Equity in earnings of joint venture	—	—	—	2,599	—	2,599
Interest expense, net	—	(15,210)	(5,685)	(670)	—	(21,565)
Other income, net	—	109	246	412	—	767
Income (loss) before income tax expense	70,159	32,670	38,375	92,309	(158,735)	74,778
Income tax expense	1	542	—	3,954	—	4,497
Net income (loss)	70,158	32,128	38,375	88,355	(158,735)	70,281
Less net income attributable to noncontrolling interest	—	—	—	123	—	123
Net income (loss) attributable to NuStar Energy L.P.	$70,158	$32,128	$38,375	$88,232	$(158,735)	$70,158

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income
For the Three Months Ended September 30, 2010
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$72,051	$44,675	$1,025,036	$(3,383)	$1,138,379
Costs and expenses	367	46,664	31,267	973,091	(3,300)	1,048,089
Operating (loss) income	(367)	25,387	13,408	51,945	(83)	90,290
Equity in earnings of subsidiaries	68,677	24,837	25,808	39,563	(158,885)	—
Equity in earnings of joint venture	—	—	—	2,454	—	2,454
Interest expense, net	—	(14,330)	(5,827)	(426)	—	(20,583)
Other income, net	—	69	(16)	(288)	—	(235)
Income (loss) before income tax expense	68,310	35,963	33,373	93,248	(158,968)	71,926
Income tax expense	—	465	—	3,151	—	3,616
Net income (loss)	$68,310	$35,498	$33,373	$90,097	$(158,968)	$68,310

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income
For the Nine Months Ended September 30, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$212,483	$136,525	$4,325,226	$(26,084)	$4,648,150
Costs and expenses	1,283	124,399	98,669	4,184,028	(26,288)	4,382,091
Operating (loss) income	(1,283)	88,084	37,856	141,198	204	266,059
Equity in earnings of subsidiaries	192,543	41,827	86,491	146,940	(467,801)	—
Equity in earnings of joint venture	—	—	—	6,997	—	6,997
Interest expense, net	—	(43,234)	(17,236)	(2,174)	—	(62,644)
Other income, net	—	292	265	(6,256)	—	(5,699)
Income (loss) before income tax expense	191,260	86,969	107,376	286,705	(467,597)	204,713
Income tax expense	1	1,569	—	11,741	—	13,311
Net income (loss)	191,259	85,400	107,376	274,964	(467,597)	191,402
Less net income attributable to noncontrolling interest	—	—	—	143	—	143
Net income (loss) attributable to NuStar Energy L.P.	$191,259	$85,400	$107,376	$274,821	$(467,597)	$191,259

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income
For the Nine Months Ended September 30, 2010
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$219,277	$117,535	$2,888,095	$(16,058)	$3,208,849
Costs and expenses	1,042	139,698	87,245	2,766,926	(18,155)	2,976,756
Operating (loss) income	(1,042)	79,579	30,290	121,169	2,097	232,093
Equity in earnings of subsidiaries	188,476	39,295	93,698	134,457	(455,926)	—
Equity in earnings of joint venture	—	—	—	7,571	—	7,571
Interest expense, net	1	(38,744)	(17,671)	(1,645)	—	(58,059)
Other income, net	—	1,308	243	13,331	—	14,882
Income (loss) before income tax expense	187,435	81,438	106,560	274,883	(453,829)	196,487
Income tax expense	—	1,191	—	7,861	—	9,052
Net income (loss)	$187,435	$80,247	$106,560	$267,022	$(453,829)	$187,435

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$239,146	$84,681	$20,883	$(2,244)	$(240,595)	$101,871
Cash flows from investing activities:
Capital expenditures	—	(152,764)	(4,954)	(86,240)	—	(243,958)
Acquisitions	—	—	—	(100,693)	—	(100,693)
Investment in other long-term assets	—	—	—	(8,449)	—	(8,449)
Proceeds from sale or disposition of assets	—	57	79	309	—	445
Investment in subsidiaries	(57,300)	(47,820)	(56,727)	(56,727)	218,574	—
Net cash used in investing activities	(57,300)	(200,527)	(61,602)	(251,800)	218,574	(352,655)
Cash flows from financing activities:
Debt borrowings	—	738,702	—	—	—	738,702
Debt repayments	—	(379,753)	—	—	—	(379,753)
Issuance of common units, net of issuance costs	1,583	—	—	—	—	1,583
General partner contribution	70	—	—	—	—	70
Distributions to unitholders and general partner	(240,571)	(240,571)	—	(24)	240,595	(240,571)
Contributions from (distributions to) affiliates	57,300	(57,300)	56,727	161,847	(218,574)	—
Proceeds from termination of interest rate swaps	—	12,632	—	—	—	12,632
Net intercompany borrowings (repayments)	(159)	(66,833)	(16,008)	83,000	—	—
Other, net	—	181	—	(966)	—	(785)
Net cash provided by (used in) financing activities	(181,777)	7,058	40,719	243,857	22,021	131,878
Effect of foreign exchange rate changes on cash	—	1,139	—	(4,140)	—	(3,001)
Net (decrease) increase in cash and cash equivalents	69	(107,649)	—	(14,327)	—	(121,907)
Cash and cash equivalents as of the beginning of the period	53	107,655	—	73,413	—	181,121
Cash and cash equivalents as of the end of the period	$122	$6	$—	$59,086	$—	$59,214

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2010
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$223,178	$122,613	$14,937	$45,666	$(225,561)	$180,833
Cash flows from investing activities:
Capital expenditures	—	(75,175)	(10,017)	(106,266)	—	(191,458)
Acquisition	—	—	—	(43,026)	—	(43,026)
Proceeds from insurance recoveries	—	—	—	13,500	—	13,500
Investment in other long-term assets	—	—	—	(3,400)	—	(3,400)
Proceeds from sale or disposition of assets	—	16	28	1,948	—	1,992
Investment in subsidiaries	(245,604)	—	—	(25)	245,629	—
Net cash used in investing activities	(245,604)	(75,159)	(9,989)	(137,269)	245,629	(222,392)
Cash flows from financing activities:
Debt borrowings	—	952,475	—	—	—	952,475
Debt repayments	—	(1,343,224)	—	—	—	(1,343,224)
Senior note offering, net	—	445,574	—	—	—	445,574
Issuance of common units, net of issuance costs	240,158	—	—	—	—	240,158
General partner contribution	5,078	—	—	—	—	5,078
Contributions from (distributions to) affiliates	—	245,604	—	25	(245,629)	—
Distributions to unitholders and general partner	(225,538)	(225,538)	—	(23)	225,561	(225,538)
Net intercompany borrowings (repayments)	2,728	(90,801)	(4,947)	93,020	—	—
Other, net	—	(6,987)	(1)	(1,758)	—	(8,746)
Net cash provided by (used in) financing activities	22,426	(22,897)	(4,948)	91,264	(20,068)	65,777
Effect of foreign exchange rate changes on cash	—	(5,290)	—	4,932	—	(358)
Net decrease in cash and cash equivalents	—	19,267	—	4,593	—	23,860
Cash and cash equivalents as of the beginning of the period	53	1,602	—	60,351	—	62,006
Cash and cash equivalents as of the end of the period	$53	$20,869	$—	$64,944	$—	$85,866

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW
NuStar Energy L.P. (NuStar Energy) is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 17.6% total interest in us as of September 30, 2011. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in six sections:

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

Storage. We own terminals and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey providing approximately 85.0 million barrels of storage capacity. Our terminals and storage facilities provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including crude oil and other feedstocks.

Transportation. We own common carrier refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 5,478 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. The East and North Pipelines also include 21 terminals providing storage capacity of 4.6 million barrels, and the East Pipeline includes two tank farms providing storage capacity of 1.2 million barrels. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. We also own 939 miles of crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois, as well as 1.9 million barrels of crude storage in Texas and Oklahoma that is located along those crude oil pipelines. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in our ammonia pipeline.
Asphalt and Fuels Marketing. Our asphalt and fuels marketing segment includes our refining operations and fuels marketing operations. We refine crude oil to produce asphalt and other refined products from our asphalt operations. Our two asphalt refineries have a combined throughput capacity of 104,000 barrels per day, and the related terminal facilities provide storage capacity of 5.0 million barrels. This segment also include a fuels refinery in San Antonio, Texas with throughput capacity of 14,500 barrels per day. Additionally, as part of our fuels marketing operations, we purchase crude oil and refined petroleum products for resale. The results of operations for the asphalt and fuels marketing segment depend largely on the gross margin between our costs and the sales price of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of our storage and transportation segments. We enter into derivative contracts to attempt to mitigate the effect of commodity price fluctuations.
The following factors affect the results of our operations:

•	company-specific factors, such as facility integrity issues and maintenance requirements that impact the throughput rates of our assets;

•	seasonal factors that affect the demand for products transported by and/or stored in our assets and the demand for products we sell, particularly asphalt;

•	industry factors, such as changes in the prices of petroleum products, that affect demand and operations of our competitors;

•	factors such as commodity price volatility and market structure; and

•
other factors, such as refinery utilization rates and maintenance turnaround schedules, that impact our refineries, as well as the operations of refineries served by our storage and transportation assets.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Change
	2011	2010
Statement of Income Data:
Revenues:
Services revenues	$210,681	$201,390	$9,291
Product sales	1,613,669	936,989	676,680
Total revenues	1,824,350	1,138,379	685,971

Costs and expenses:
Cost of product sales	1,535,609	860,942	674,667
Operating expenses	135,615	121,748	13,867
General and administrative expenses	17,731	26,860	(9,129)
Depreciation and amortization expense	42,418	38,539	3,879
Total costs and expenses	1,731,373	1,048,089	683,284

Operating income	92,977	90,290	2,687
Equity in earnings of joint venture	2,599	2,454	145
Interest expense, net	(21,565)	(20,583)	(982)
Other income (expense), net	767	(235)	1,002
Income before income tax expense	74,778	71,926	2,852
Income tax expense	4,497	3,616	881
Net income	$70,281	$68,310	$1,971

Net income per unit applicable to limited partners	$0.92	$0.90	$0.02

Weighted-average limited partner units outstanding	64,612,423	64,610,549	1,874

Highlights
Net income increased $2.0 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, primarily due to a decrease in general and administrative expenses, partially offset by lower segment operating income.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended September 30,		Change
	2011	2010
Storage:
Throughput (barrels/day)	721,618	673,121	48,497
Throughput revenues	$21,743	$19,139	$2,604
Storage lease revenues	120,146	111,998	8,148
Total revenues	141,889	131,137	10,752
Operating expenses	71,386	66,153	5,233
Depreciation and amortization expense	21,725	19,349	2,376
Segment operating income	$48,778	$45,635	$3,143

Transportation:
Refined products pipelines throughput (barrels/day)	523,279	526,825	(3,546)
Crude oil pipelines throughput (barrels/day)	319,103	382,845	(63,742)
Total throughput (barrels/day)	842,382	909,670	(67,288)
Throughput revenues	$81,899	$80,597	$1,302
Operating expenses	30,796	30,488	308
Depreciation and amortization expense	12,855	12,597	258
Segment operating income	$38,248	$37,512	$736

Asphalt and Fuels Marketing:
Product sales	$1,618,693	$937,074	$681,619
Cost of product sales	1,545,340	864,904	680,436
Gross margin	73,353	72,170	1,183
Operating expenses	41,862	31,575	10,287
Depreciation and amortization expense	6,073	5,138	935
Segment operating income	$25,418	$35,457	$(10,039)

Consolidation and Intersegment Eliminations:
Revenues	$(18,131)	$(10,429)	$(7,702)
Cost of product sales	(9,731)	(3,962)	(5,769)
Operating expenses	(8,429)	(6,468)	(1,961)
Total	$29	$1	$28

Consolidated Information:
Revenues	$1,824,350	$1,138,379	$685,971
Cost of product sales	1,535,609	860,942	674,667
Operating expenses	135,615	121,748	13,867
Depreciation and amortization expense	40,653	37,084	3,569
Segment operating income	112,473	118,605	(6,132)
General and administrative expenses	17,731	26,860	(9,129)
Other depreciation and amortization expense	1,765	1,455	310
Consolidated operating income	$92,977	$90,290	$2,687

Storage
Throughputs increased 48,497 barrels per day and throughput revenues increased $2.6 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, primarily due to operational issues at the refinery served by our Benicia crude oil storage tanks in the third quarter of 2010.

Storage lease revenues increased $8.1 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, primarily due to an increase of $5.2 million from completed tank expansion projects at our St. Eustatius and St. James terminals. In addition, revenues increased $2.9 million at our St. Eustatius facility mainly due to higher throughput and related handling fees, as well as new customer contracts and rate escalations.

Operating expenses increased $5.2 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, primarily due to maintenance on tanks and increased expenses at our St. Eustatius terminal due to increased marine vessel activity.

Depreciation and amortization expense increased $2.4 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, primarily due to the completion of various terminal upgrade and expansion projects.

Transportation
Revenues increased $1.3 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, primarily due to:

•
an increase in revenues of $3.1 million and an increase in throughputs of 17,562 barrels per day on refined product pipelines serving the McKee refinery due to operational issues at the refinery during the third quarter of 2010;

•	an increase in revenues of $0.9 million and an increase in throughputs of 22,464 barrels per day from the reactivation of a previously idled pipeline in South Texas;

•
an increase in revenues of $0.9 million, despite decreased throughputs of 4,633 barrels per day, on crude oil pipelines serving the McKee refinery mainly because volumes were shifted to a crude oil pipeline with a higher tariff; and

•
an increase in revenues of $0.7 million on the East Pipeline, despite decreased throughputs of 6,316 barrels per day, due to a tariff increase in July 2011 and increased long-haul deliveries resulting in a higher average tariff.

These increases in revenues were partially offset by:

•
a decrease in revenues of $1.8 million and a decrease in throughputs of 34,568 barrels per day on our Corpus Christi to Three Rivers crude oil pipeline due to a customer receiving crude oil from alternate sources, thus reducing the volume transported on our pipeline;

•
a decrease in revenues of $1.6 million and a decrease in throughputs of 47,574 barrels per day on our crude oil pipelines serving the Ardmore refinery mainly due to operational issues at the refinery and a shift in supply volumes; and

•
a decrease in revenues of $1.3 million on the ammonia pipeline, despite only slightly lower throughputs, due to fewer long-haul movements as flooding in the second quarter continued to cause operational issues in the third quarter of 2011.

Asphalt and Fuels Marketing
Sales and cost of product sales increased $681.6 million and $680.4 million, respectively, resulting in an increase in total gross margin of $1.2 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The change in total gross margin was due to an increase of $19.6 million in the gross margin from our fuels marketing operations, partially offset by a decrease of $18.4 million in the gross margin from our asphalt operations.

The gross margin from our fuels marketing operations increased for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, mainly due to increased volumes and higher sales prices in 2011 for our bunker fuel sales, fuel oil trading and crude trading. The San Antonio Refinery Acquisition in April 2011 also contributed to the increase in gross margin.

The gross margin per barrel for our asphalt operations decreased to $5.96 for the three months ended September 30, 2011, compared to $7.83 for the three months ended September 30, 2010. Weak demand for asphalt in our market combined with asphalt produced by Midwest refiners, which have access to lower cost crude oil, that is being sold in our market contributed to the decrease in gross margin per barrel. The decrease in gross margin was partially offset by a $6.3 million crude oil pricing adjustment associated with our crude supply agreement with PDVSA that serves to keep our actual crude costs in line with a market reference price.

Operating expenses increased $10.3 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, primarily due to higher idle capacity costs at our asphalt refineries, the San Antonio Refinery Acquisition in April 2011 and increased rental expenses associated with our fuels marketing operations.

Depreciation and amortization expense increased $0.9 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, primarily due the San Antonio Refinery Acquisition in April 2011 and amortization of deferred costs related to completed turnarounds at our asphalt refineries.

Consolidation and Intersegment Eliminations
Revenue, cost of product sales and operating expense eliminations primarily relate to storage and transportation fees charged to the asphalt and fuels marketing segment by the transportation and storage segments.

General
General and administrative expenses decreased $9.1 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, primarily due to lower compensation expense associated with our long-term incentive plans, which fluctuates with our unit price.

Interest expense, net increased $1.0 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, mainly due to the issuance of $450.0 million of 4.80% senior notes in August 2010. This increase in interest expense was partially offset by the amortization of deferred gains related to terminated interest rate swaps, which reduce interest expense over the remaining lives of the associated senior notes.

Other income (expense), net changed by $1.0 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Other income (expense), net included a foreign exchange gain of $3.1 million in 2011, compared to a foreign exchange loss of $0.3 million in 2010, mainly related to one of our Canadian subsidiaries. For the three months ended September 30, 2011, other income (expense), net also includes a contingent loss adjustment of $3.3 million.

Income tax expense increased $0.9 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, mainly due to higher taxable income.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Nine Months Ended September 30,		Change
	2011	2010
Statement of Income Data:
Revenues:
Services revenues	$608,689	$585,772	$22,917
Product sales	4,039,461	2,623,077	1,416,384
Total revenues	4,648,150	3,208,849	1,439,301

Costs and expenses:
Cost of product sales	3,797,424	2,422,751	1,374,673
Operating expenses	390,480	363,028	27,452
General and administrative expenses	69,833	76,324	(6,491)
Depreciation and amortization expense	124,354	114,653	9,701
Total costs and expenses	4,382,091	2,976,756	1,405,335

Operating income	266,059	232,093	33,966
Equity in earnings of joint venture	6,997	7,571	(574)
Interest expense, net	(62,644)	(58,059)	(4,585)
Other (expense) income, net	(5,699)	14,882	(20,581)
Income before income tax expense	204,713	196,487	8,226
Income tax expense	13,311	9,052	4,259
Net income	$191,402	$187,435	$3,967

Net income per unit applicable to limited partners	$2.49	$2.55	$(0.06)

Weighted-average limited partner units outstanding	64,611,181	62,386,373	2,224,808

Highlights
Net income increased $4.0 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, primarily due to an increase in segment operating income, partially offset by a decrease in other income. Segment operating income increased $28.0 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, due to increased operating income from the asphalt and fuels marketing segment and storage segment, partially offset by a decrease in operating income from the transportation segment.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Nine Months Ended September 30,		Change
	2011	2010
Storage:
Throughput (barrels/day)	679,031	666,635	12,396
Throughput revenues	$58,388	$56,085	$2,303
Storage lease revenues	359,820	330,493	29,327
Total revenues	418,208	386,578	31,630
Operating expenses	213,230	198,186	15,044
Depreciation and amortization expense	64,656	57,004	7,652
Segment operating income	$140,322	$131,388	$8,934

Transportation:
Refined products pipelines throughput (barrels/day)	509,354	529,380	(20,026)
Crude oil pipelines throughput (barrels/day)	304,554	381,606	(77,052)
Total throughput (barrels/day)	813,908	910,986	(97,078)
Throughput revenues	$226,471	$232,817	$(6,346)
Operating expenses	85,381	88,784	(3,403)
Depreciation and amortization expense	38,282	38,029	253
Segment operating income	$102,808	$106,004	$(3,196)

Asphalt and Fuels Marketing:
Product sales	$4,049,079	$2,625,994	$1,423,085
Cost of product sales	3,821,379	2,438,703	1,382,676
Gross margin	227,700	187,291	40,409
Operating expenses	113,506	96,924	16,582
Depreciation and amortization expense	16,505	15,254	1,251
Segment operating income	$97,689	$75,113	$22,576

Consolidation and Intersegment Eliminations:
Revenues	$(45,608)	$(36,540)	$(9,068)
Cost of product sales	(23,955)	(15,952)	(8,003)
Operating expenses	(21,637)	(20,866)	(771)
Total	$(16)	$278	$(294)

Consolidated Information:
Revenues	$4,648,150	$3,208,849	$1,439,301
Cost of product sales	3,797,424	2,422,751	1,374,673
Operating expenses	390,480	363,028	27,452
Depreciation and amortization expense	119,443	110,287	9,156
Segment operating income	340,803	312,783	28,020
General and administrative expenses	69,833	76,324	(6,491)
Other depreciation and amortization expense	4,911	4,366	545
Consolidated operating income	$266,059	$232,093	$33,966

Storage
Storage revenues increased $31.6 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, primarily due to:

•	an increase of $11.5 million due to completed tank expansion projects at our St. Eustatius and St. James terminals;

•	an increase of $5.9 million related to our acquisition of three terminals in Mobile County, Alabama in May 2010 and the Turkey Acquisition;

•
an increase of $5.7 million at our St. Eustatius facility mainly due to higher throughput and related handling fees, as well as new customer contracts, rate escalations and higher reimbursable revenues; and

•	an increase of $5.2 million at our UK and Amsterdam terminals, primarily due to the effect of foreign exchange rates, new customer contracts and increased customer utilization.

Operating expenses increased $15.0 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, primarily due to cancelled capital projects, increased expenses at our St. Eustatius, Amsterdam and UK terminals, the Turkey Acquisition in February 2011 and a full nine months of operating expenses from our three terminals in Mobile County, Alabama acquired in May 2010.

Depreciation and amortization expense increased $7.7 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, primarily due to the completion of various terminal upgrade and expansion projects, the Turkey Acquisition and our acquisition of three terminals in Mobile County, Alabama in May 2010.

Transportation
Throughputs decreased 97,078 barrels per day and revenues decreased $6.3 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, primarily due to:

•
a decrease of 61,087 barrels per day and a decrease of $5.9 million on our pipelines serving the Ardmore refinery, mainly due to a turnaround in March and April 2011, followed by operational issues and a shift in supply volumes;

•	a decrease of 25,562 barrels per day and a decrease of $5.6 million on the Houston pipeline mainly due to market conditions that favored exporting instead of shipping on our pipeline;

•
a decrease of 17,721 barrels per day and a decrease of $3.7 million on our Corpus Christi to Three Rivers crude oil pipeline due to a customer receiving crude oil from alternate sources, thus reducing the volume transported on our pipeline; and

•
a decrease of 8,710 barrels per day and a decrease of $1.9 million on our refined product pipelines serving the Three Rivers refinery mainly due to operational issues and the start of a turnaround at the refinery in 2011.

These decreases were partially offset by:

•
an increase of 16,909 barrels per day and an increase in revenues of $7.3 million on pipelines serving the McKee refinery mainly due to increased production in 2011 and operational issues and turnaround activity at the refinery in 2010; and

•
an increase of 5,806 barrels per day and an increase in revenues of $4.1 million on the North Pipeline mainly due to turnaround activity during the second quarter of 2010 at the refinery served by the pipeline.

Operating expenses decreased $3.4 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, primarily due to a reduction in overhead expenses and lower power expenses consistent with the decrease in throughputs.

Asphalt and Fuels Marketing
Sales and cost of product sales increased $1,423.1 million and $1,382.7 million, respectively, resulting in an increase in total gross margin of $40.4 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increase in total gross margin was primarily due to an increase in the gross margin from our fuels marketing operations resulting from increased volumes and higher sales prices in 2011 for our fuel oil trading and crude trading. The San Antonio Refinery Acquisition in April 2011 also contributed to the increase in gross margin.

Operating expenses increased $16.6 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, primarily due to higher idle capacity costs at our asphalt refineries, the San Antonio Refinery Acquisition in April 2011 and increased rental expenses associated with our fuels marketing operations.

Depreciation and amortization expense increased $1.3 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, primarily due to the San Antonio Refinery Acquisition in April 2011 and amortization of deferred costs related to completed turnarounds at our asphalt refineries.

Consolidation and Intersegment Eliminations
Revenue, cost of product sales and operating expense eliminations primarily relate to storage and transportation fees charged to the asphalt and fuels marketing segment by the transportation and storage segments.

General
General and administrative expenses decreased $6.5 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, primarily due to lower compensation expense associated with our long-term incentive plans, which fluctuates with our unit price.

Interest expense, net increased $4.6 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, mainly due to the issuance of $450.0 million of 4.80% senior notes in August 2010. This increase in interest expense was partially offset by the effect of additional fixed-to-floating interest rate swap agreements we entered into in September and October 2010 and the amortization of deferred gains related to terminated interest rate swaps, which reduce interest expense over the remaining lives of the associated senior notes.

Other (expense) income, net changed by $20.6 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Other expense, net for the nine months ended September 30, 2011 included $5.0 million of expense associated with the early termination of a third-party storage agreement at our Paulsboro, New Jersey asphalt refinery and a contingent loss adjustment of $3.3 million. Other income, net for the nine months ended September 30, 2010 included a $13.5 million gain from insurance recoveries, which resulted from insurance claims related to damage in the third quarter of 2008 primarily at our Texas City, Texas terminal caused by Hurricane Ike. In addition, other expense, net included a foreign exchange gain of $2.5 million in 2011, compared to a foreign exchange loss of $0.6 million in 2010, related to one of our Canadian subsidiaries.

Income tax expense increased $4.3 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, mainly due to the reversal of a deferred tax asset valuation allowance included in 2010 income tax expense, which was partially offset by lower taxable income in 2011.

TRENDS AND OUTLOOK
For the full year 2011, we expect our operating income to be higher than 2010 due to increased earnings from our storage segment. However, net income for the full year likely will decline mainly due to a decline in other income. Other income in 2010 included a gain related to insurance proceeds. Lower net income combined with the dilutive effect of our equity issuance in 2010 should cause earnings per unit to decline.

Storage Segment
We are continuing our pursuit of growth in this segment through expansion and optimization of our existing assets. We expect to continue to benefit from internal growth projects in this segment that were completed in the second half of 2010 and in 2011, including our 3.2 million barrel storage tank expansion project at our St. James, Louisiana terminal facility, which was completed during the third quarter of 2011, and projects at our St. Eustatius terminal in the Caribbean. As a result, we expect the storage segment results for the fourth quarter and for the full year 2011 to exceed 2010.

Transportation Segment
We expect throughputs in our transportation segment for the fourth quarter and the full year 2011 to be less than the comparable periods in 2010. Fourth quarter throughputs are expected to be negatively affected by planned turnaround activity at several refineries served by our pipelines. The tariffs on our pipelines regulated by the Federal Energy Regulatory Commission were increased by 6.9 percent effective July 1, 2011. In addition, we completed pipeline projects at the end of the second and third quarter that serve Eagle Ford Shale production, including the reactivation and reversal of a previously idle eight-inch refined products pipeline that now gives us capability to transport Eagle Ford crude and condensate to Valero Energy's Corpus Christi refinery, which should contribute positively to our earnings for the remainder of 2011. However, the tariff increase and the pipeline projects will only partially offset the impact from the lower throughputs. Therefore, we expect the fourth quarter and full year 2011 earnings for this segment to be lower than 2010.

We are continuing our strategy for growth in this segment through construction of new assets and optimization of existing assets, including a plan to construct a new 12-inch pipeline that will connect existing pipeline segments and move crude oil from Corpus Christi to Valero's Three Rivers refinery, as well as a plan to reverse our 16-inch Corpus Christi crude oil pipeline. This new pipeline and the reversal are expected to be completed in the third quarter of 2012. We expect that completion of these and our other announced growth projects will have a favorable impact on our results of operations in future periods.

Asphalt and Fuels Marketing Segment
During the third quarter 2011, the results for our asphalt and fuels marketing segment, compared to the same period in the prior year, were negatively affected by lower earnings from our asphalt operations. As a result, overall earnings for the segment declined despite improved earnings in our fuels marketing operations and the addition of the San Antonio refinery.

Weak demand for asphalt in our markets contributed to the reduced earnings from our asphalt operations. Additionally, asphalt produced by Midwest refiners, which currently have access to lower-cost crude oil, is being sold in our markets. The combination of weak demand and the pressure of lower-cost asphalt from Midwest refiners have adversely affected our asphalt margins. We expect these factors to continue to exert downward pressure on the margin for our asphalt operations in the fourth quarter. As a result, our asphalt operations could generate a loss for the fourth quarter that could more than offset expected improvements from our fuels marketing operations and the San Antonio refinery, which may result in a loss for the entire segment for the fourth quarter. Nevertheless, we expect the full year 2011 results for the segment to be comparable to 2010 as the expected improvement in our fuels marketing operations and the addition of the San Antonio refinery should offset reduced full-year earnings from our asphalt operations.

The factors negatively affecting the results of our asphalt operations could continue into 2012. In that case, our results from our asphalt operations could continue to deteriorate. However, in 2012 we expect to take steps to address these factors, including obtaining and processing alternative, lower-cost crude for our asphalt refineries. We currently expect the results in 2012 for the asphalt and fuels marketing segment to improve compared to 2011.

Our outlook for the company overall could change depending on, among other things, the prices of crude oil, the state of the economy, changes to refinery maintenance schedules, and other factors that affect overall demand for the products we store, transport and sell, as well as changes in commodity prices for the products we market.

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

Cash Flows for the Nine Months Ended September 30, 2011 and 2010
The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2011	2010
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$101,871	$180,833
Investing activities	(352,655)	(222,392)
Financing activities	131,878	65,777
Effect of foreign exchange rate changes on cash	(3,001)	(358)
Net decrease in cash and cash equivalents	$(121,907)	$23,860

Net cash provided by operating activities for the nine months ended September 30, 2011 was $101.9 million, compared to $180.8 million for the nine months ended September 30, 2010, primarily due to higher investments in working capital in 2011 compared to the same period in 2010. Our working capital increased by $216.4 million in 2011, compared to $99.8 million in 2010. Please refer to the Working Capital Requirements section below for a discussion on the changes in working capital.

For the nine months ended September 30, 2011, net cash provided by operating activities, proceeds from long-term debt borrowings, net of repayments, combined with cash on hand, were used to fund our distributions to unitholders and our general partner, capital expenditures primarily related to various terminal projects and two acquisitions.

For the nine months ended September 30, 2010, cash from operating activities, proceeds from long-term and short-term debt borrowings, net of repayments, our issuance of common units and cash on hand were used to fund our distributions to unitholders and our general partner, capital expenditures and an acquisition. Cash flows from investing activities also included insurance proceeds of $13.5 million related to damages caused by Hurricane Ike in the third quarter of 2008 primarily at our Texas City terminal.

2007 Revolving Credit Agreement
As of September 30, 2011, we had $376.2 million available for borrowing under our $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement). Due to a covenant in our 2007 Revolving Credit Agreement that requires us to maintain, as of the end of any four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00, we may not be able to borrow the maximum available amount. On March 7, 2011, we amended the 2007 Revolving Credit Agreement to exclude unused proceeds from the Gulf Opportunity Zone bond issuances from total indebtedness in the calculation of the consolidated debt coverage ratio. As of September 30, 2011, the consolidated debt coverage ratio was 4.5x. The 2007 Revolving Credit Agreement matures in December 2012, and we do not have any other significant debt maturing until 2012.

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

On May 23, 2011, in connection with the 2011 Shelf Registration Statement, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Citigroup Global Markets Inc. (Citigroup). Under the Equity Distribution Agreement, we may from time to time sell an aggregate of up to $200.0 million NuStar Energy common units representing limited partner interests, using Citigroup as our sales agent. Sales of common units will be made by means of ordinary brokers' transactions on the New York Stock Exchange at market prices, in block transactions or as otherwise agreed by us and Citigroup. Under the terms of the Equity Distribution Agreement, we may also sell common units to Citigroup as principal for its own account at a price to be agreed upon at the time of sale.

In September 2011, we sold 59,971 NuStar Energy common units under the Equity Distribution Agreement for approximately $3.3 million. We also received $0.1 million from our general partner in order to maintain its 2% general partner interest.

If the capital markets become more volatile, our access to the capital markets may be limited, or we could face increased costs. In addition, it is possible that our ability to access the capital markets may be limited at a time when we would like or need access, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

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

•
strategic capital expenditures, such as those to expand and upgrade pipeline capacity or refinery operations and to construct new pipelines, terminals and storage tanks. In addition, strategic capital expenditures may include acquisitions of pipelines, terminals or storage tank assets, as well as certain capital expenditures related to support functions.

During the nine months ended September 30, 2011, our reliability capital expenditures totaled $41.3 million, consisting of $32.8 million primarily related to maintenance upgrade projects at our terminals, which is classified as "Reliability capital expenditures" in the consolidated statements of cash flows, and $8.5 million of turnaround expenditures at our refineries, which is classified as "Investment in other long-term assets" in our consolidated statements of cash flows. Strategic capital expenditures for the nine months ended September 30, 2011 totaled $211.2 million and were primarily related to projects at our St. James, Louisiana and St. Eustatius terminals and our corporate office.

For the full year 2011, we expect to incur approximately $370.0 million of capital expenditures, including $60.0 million for reliability capital projects and $310.0 million for strategic capital projects, not including acquisitions. Thus far in 2011, we have spent approximately $100.0 million, including working capital, related to the Turkey Acquisition and the San Antonio Refinery Acquisition. We continue to evaluate our capital budget and make changes as economic conditions warrant. Depending upon current economic conditions, our actual capital expenditures for 2011 may exceed or be lower than the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2011, and our internal growth projects can be accelerated or scaled back depending on the condition of the capital markets.

Working Capital Requirements
Our asphalt and fuels marketing segment requires us to make substantial investments in working capital. Increases in the prices of the commodities we purchase cause our working capital requirements to increase, which reduces our liquidity. Our working capital requirements vary with the seasonal nature of asphalt demand as we build and store asphalt inventories during periods of lower demand in order to sell it during periods of higher demand. This seasonal variance in demand also affects our accounts receivable and accounts payable balances, which vary depending on timing of payments.

Within working capital, our inventory balances increased by $176.9 million during the nine months ended September 30, 2011, compared to $114.9 million during the nine months ended September 30, 2010, due to rising crude oil prices in 2011. In addition, accounts receivable increased by $148.8 million during the nine months ended September 30, 2011, compared to $86.0 million during the nine months ended September 30, 2010, mainly due to the timing of payments and higher overall sales, resulting mainly from increased crude trading activity and the San Antonio Refinery Acquisition. Other current assets increased $25.8 million during the nine months ended September 30, 2011, compared to a decrease of $27.3 million during the nine months ended September 30, 2010, primarily due to variations in our derivative positions and an increase in prepaid assets in 2011.

Higher inventory balances also result in higher amounts of accounts payable, offsetting the impact to working capital. In 2011, accounts payable increased $153.6 million, compared to $75.3 million in 2010, due to higher inventory costs and the timing of payments.

Distributions
On August 12, 2011, we paid a quarterly cash distribution totaling $81.3 million, or $1.095 per unit, related to the second quarter of 2011. On October 28, 2011, we announced a quarterly cash distribution of $1.095 per unit related to the third quarter of 2011. This distribution will be paid on November 14, 2011 to unitholders of record on November 8, 2011 and will total $81.4 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,628	$1,592	$4,847	$4,635
General partner incentive distribution	8,972	8,568	26,503	24,736
Total general partner distribution	10,600	10,160	31,350	29,371
Limited partners’ distribution	70,814	69,456	211,019	202,391
Total cash distributions	$81,414	$79,616	$242,369	$231,762

Cash distributions per unit applicable to limited partners	$1.095	$1.075	$3.265	$3.205
Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter.

Debt Obligations
We are a party to the following debt agreements:

•	the 2007 Revolving Credit Agreement due December 10, 2012, with a balance of $456.3 million as of September 30, 2011;

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

•
$55.4 million revenue bonds due June 1, 2038; $100.0 million revenue bonds due July 1, 2040; $50.0 million revenue bonds due October 1, 2040; $85.0 million revenue bonds due December 1, 2040; and $75.0 million revenue bonds due August 1, 2041 associated with the St. James terminal expansion (Gulf Opportunity Zone Revenue Bonds);

•	the £21 million term loan due December 11, 2012 (UK Term Loan); and

•
the $12.0 million note payable in annual installments through December 31, 2015 to the Port of Corpus Christi Authority of Nueces County, Texas, with a balance of $1.8 million as of September 30, 2011, associated with the construction of a crude oil storage facility in Corpus Christi, Texas.

Management believes that, as of September 30, 2011, we are in compliance with all ratios and covenants of both the 2007 Revolving Credit Agreement and the UK Term Loan, which has substantially the same covenants as the 2007 Revolving Credit Agreement. Our other long-term debt obligations do not contain any financial covenants that are different than those contained in the 2007 Revolving Credit Agreement. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments.

Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on certain of our long-term debt agreements.

Interest Rate Swaps
As of September 30, 2011 and December 31, 2010, we were a party to fixed-to-floating interest rate swap agreements and forward-starting swap agreements for the purpose of hedging interest rate risk. The weighted-average interest rate that we paid under our fixed-to-floating interest rate swaps was 2.6% as of September 30, 2011.

The following table aggregates information on our interest rate swap agreements:

	Notional Amount		Fair Value
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(Thousands of Dollars)
Type of interest rate swap agreements:
Fixed-to-floating	$450,000	$617,500	$23,125	$(18,820)
Forward-starting	$500,000	$500,000	$(40,930)	$35,000

During the nine months ended September 30, 2011, we terminated interest rate swap agreements with an aggregate notional amount of $207.5 million associated with our 6.875%, 6.05% and 7.65% senior notes. We received $12.6 million in connection with the terminations, which is being amortized into "Interest expense, net" over the remaining lives of the related senior notes. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

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

Interest Rate Risk
We manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, we utilize fixed-to-floating interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt. We also enter into forward-starting interest rate swap agreements to lock in the rate on the interest payments related to forecasted debt issuances. Borrowings under the 2007 Revolving Credit Agreement and Gulf Opportunity Zone Revenue Bonds expose us to increases in applicable interest rates.

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

	September 30, 2011
	Expected Maturity Dates
	2011	2012	2013	2014	2015	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$832	$383,713	$479,994	$—	$—	$800,000	$1,664,539	$1,787,353
Weighted average interest rate	8.0%	7.4%	6.0%	—	—	6.0%	6.3%
Variable rate	$—	$456,259	$—	$—	$—	$365,440	$821,699	$808,180
Weighted average interest rate	—	0.9%	—	—	—	0.2%	0.6%
Interest Rate Swaps Fixed–to-Floating:
Notional amount	$—	$—	$—	$—	$—	$450,000	$450,000	$23,125
Weighted average pay rate	2.5%	2.6%	2.8%	3.4%	4.0%	4.9%	4.0%
Weighted average receive rate	4.8%	4.8%	4.8%	4.8%	4.8%	4.8%	4.8%

	December 31, 2010
	Expected Maturity Dates
	2011	2012	2013	2014	2015	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$832	$383,687	$479,986	$—	$—	$800,000	$1,664,505	$1,775,842
Weighted average interest rate	8.0%	7.4%	6.0%	—	—	6.0%	6.3%
Variable rate	$—	$188,282	$—	$—	$—	$290,440	$478,722	$473,348
Weighted average interest rate	—	1.0%	—	—	—	0.3%	0.6%
Interest Rate Swaps Fixed–to-Floating:
Notional amount	$—	$60,000	$107,500	$—	$—	$450,000	$617,500	$(18,820)
Weighted average pay rate	2.5%	3.3%	4.3%	5.3%	6.1%	6.8%	5.4%
Weighted average receive rate	5.2%	5.2%	5.0%	4.8%	4.8%	4.8%	4.9%

The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount	Period of Hedge	Weighted- Average Fixed Rate	Fair Value
			September 30, 2011	December 31, 2010
(Thousands of Dollars)			(Thousands of Dollars)
$125,000	03/13 - 03/23	3.5%	$(10,588)	$8,717
150,000	06/13 - 06/23	3.5%	(11,718)	11,243
225,000	02/12 - 02/22	3.1%	(18,624)	15,040
$500,000		3.3%	$(40,930)	$35,000

Commodity Price Risk
Since the operations of our asphalt and fuels marketing segment exposes us to commodity price risk, we enter into derivative instruments to mitigate the effect of commodity price fluctuations. The derivative instruments we use consist primarily of commodity futures and swap contracts. We have a risk management committee that oversees our trading controls and procedures and certain aspects of risk management. Our risk management committee also reviews all new risk management strategies in accordance with our risk management policy, which was approved by our board of directors.

During the second quarter of 2011, we entered into commodity swap contracts to hedge the price risk associated with the San Antonio Refinery. These contracts fix the purchase price of crude oil and sales prices of refined products for a portion of the expected production of the San Antonio Refinery, thereby mitigating the risk of volatility of future cash flows associated with hedged volumes. These contracts qualified and we designated them as cash flow hedges.

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

	September 30, 2011
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	15	$117.19	N/A	$7
Futures – short:
(refined products)	50	N/A	$118.78	$103
Swaps – long:
(refined products)	196	$95.13	N/A	$581
Swaps – short:
(refined products)	1,067	N/A	$96.17	$3,986

Cash Flow Hedges:
Swaps – long:
(crude oil)	9,988	106.80	N/A	$(238,832)
Swaps – short:
(refined products)	9,988	N/A	127.55	$186,724

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	337	$79.74	N/A	$(2,157)
Futures – short:
(crude oil and refined products)	422	N/A	$85.91	$2,428
Swaps – long:
(refined products)	434	$90.98	N/A	$(2,432)
Swaps – short:
(refined products)	673	N/A	$86.65	$3,319
Forward purchase contracts:
(crude oil)	4,016	$100.72	N/A	$(23,479)
Forward sales contracts:
(crude oil)	4,016	N/A	$102.23	$29,544

Total fair value of open positions exposed to commodity price risk				$(40,208)

	December 31, 2010
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(crude oil and refined products)	436	N/A	$96.00	$(1,015)
Swaps – long:
(refined products)	380	$76.05	N/A	$(557)
Swaps – short:
(refined products)	823	N/A	$74.53	$(2,541)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	278	$93.80	N/A	$802
Futures – short:
(crude oil and refined products)	936	N/A	$100.74	$(2,102)
Swaps – long:
(refined products)	385	$76.27	N/A	$1,684
Swaps – short:
(refined products)	157	N/A	$73.22	$(698)
Forward purchase contracts:
(crude oil)	4,680	$85.81	N/A	$38,434
Forward sales contracts:
(crude oil)	4,680	N/A	$86.48	$(38,989)

Total fair value of open positions exposed to commodity price risk				$(4,982)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the United States Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to us indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against us related to this matter, and we have not made any payments toward costs incurred by the DOJ. We are currently in settlement discussions with other potentially responsible parties and the DOJ, and a change in our estimate of this liability may occur in the near term. However, the proposed settlement must be approved by multiple parties and requires the approval of the bankruptcy court and the federal district court. We estimate that a settlement may be finalized in early to mid-2012.

Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants breached a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provided for CARCO's use of Eres' vessels for the shipment of asphalt. Eres contended that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants had failed to perform under the Charter Agreement. Eres valued its damages for the alleged breach of contract claim at approximately $78.1 million. On October 14, 2011, Eres and the Defendants entered into a Settlement Agreement and Mutual Release. Pursuant to the terms of the Settlement Agreement and Mutual Release, the NuStar Entities paid $33.5 million in full and final settlement of all of Eres' claims against the Defendants. The settlement amount was included in the accrual for contingent losses as of September 30, 2011.

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

**101
The following interactive data files pursuant to Rule 405 of Regulation S-T from NuStar Energy L.P.’s Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements.

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
November 7, 2011

By:	/s/ Steven A. Blank
Steven A. Blank
Senior Vice President, Chief Financial Officer and Treasurer
November 7, 2011

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Vice President and Controller
November 7, 2011