Form 10-K
period 2011-12-31
NuStar Energy L.P.
filed 2012-02-28
CIK 1110805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]
The aggregate market value of the common units held by non-affiliates was approximately $3,517 million based on the last sales price quoted as of June 30, 2011, the last business day of the registrant’s most recently completed second quarter.
The number of common units outstanding as of January 31, 2012 was 70,756,078.

PART I
Unless otherwise indicated, the terms “NuStar Energy L.P.,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. In the following Items 1., 1A. and 2., “Business, Risk Factors and Properties,” we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources. The words “forecasts,” “intends,” “believes,” “expects,” “plans,” “scheduled,” “goal,” “may,” “anticipates,” “estimates” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. You are cautioned that such forward-looking statements should be read in conjunction with our disclosures beginning on page 37 of this report under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION.”

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
We are engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. We divide our operations into the following three reportable business segments: storage, transportation, and asphalt and fuels marketing. As of December 31, 2011, our assets included:

•	66 terminal and storage facilities providing 84.6 million barrels of storage capacity;

•	5,480 miles of refined product pipelines with 21 associated terminals providing storage capacity of 4.5 million barrels and two tank farms providing storage capacity of 1.2 million barrels;

•	2,000 miles of anhydrous ammonia pipelines;

•	940 miles of crude oil pipelines with 1.9 million barrels of associated storage capacity;

•	two asphalt refineries with a combined throughput capacity of 104,000 barrels per day and two associated terminal facilities with a combined storage capacity of 5.0 million barrels; and

•	a fuels refinery with a throughput capacity of 14,500 barrels per day and 0.4 million barrels of aggregate storage capacity.
We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). Our revenues include:

•	tariffs for transporting crude oil, refined products and anhydrous ammonia through our pipelines;

•	fees for the use of our terminal and storage facilities and related ancillary services; and

•	sales of asphalt and other refined petroleum products.
Our business strategy is to increase per unit cash distributions to our partners through:

•	continuous improvement of our operations by improving safety and environmental stewardship, cost controls and asset reliability and integrity;

•	internal growth through enhancing the utilization of our existing assets by expanding our business with current and new customers, as well as investments in strategic expansion projects;

•	external growth from acquisitions that meet our financial and strategic criteria;

•	identification of non-core assets that do not meet our financial and strategic criteria and evaluation of potential dispositions;

•	complementary operations such as our fuels marketing operations, which provide us the opportunity to optimize the use and profitability of our assets; and

•	growth and improvement of our asphalt operations to benefit from anticipated decreases in overall asphalt supply and higher asphalt margins.
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

RECENT DEVELOPMENTS

On December 9, 2011, we issued 6,037,500 common units representing limited partner interests at a price of $53.45 per unit. We used the net proceeds from this offering of $318.0 million, including a contribution of $6.6 million from our general partner to maintain its 2% general partner interest, mainly to reduce outstanding borrowings under our five-year revolving credit agreement.

On April 19, 2011, we purchased certain refining and storage assets, inventory and other working capital items from AGE Refining, Inc. for $62.0 million, including the assumption of certain environmental liabilities. The assets consist of a 14,500 barrel per day refinery in San Antonio, Texas and 0.4 million barrels of aggregate storage capacity.

On February 9, 2011, we acquired 75% of the outstanding capital of a Turkish company, which owns two terminals in Mersin,
Turkey, with an aggregate 1.3 million barrels of storage capacity, for approximately $57.0 million. Both terminals are connected via pipelines to an offshore platform located approximately three miles off the Mediterranean Sea coast.

ORGANIZATIONAL STRUCTURE
Our operations are managed by NuStar GP, LLC, the general partner of our general partner. NuStar GP, LLC, a Delaware limited liability company, is a consolidated subsidiary of NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH).

The following chart depicts our organizational structure at December 31, 2011.

SEGMENTS
Our three reportable business segments are storage, transportation, and asphalt and fuels marketing. Detailed financial information about our segments is included in Note 23 in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”
The following map depicts our operations at December 31, 2011.

Canada
Mexico
WA
OR
CA
ID
NV
UT
AZ
MT
WY
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
Le Mars
Norfolk
Council Bluffs
Columbus
Osceola
North Platte
Geneva
Rawlins
Denver
Colorado Springs
Phillipsburg
Cheyenne Wells
Concordia
Salina
Hutchinson
Rosario Asphalt
Hooker
Clawson
Albuquerque
Catoosa Asphalt
Amarillo
Dixon
Wasson
Ringgold
Wichita Falls
Alamogordo
Abernathy
Southlake
Saginaw
Lubbock
El Paso
San Antonio East
San Antonio South
Pettus
Houston Asphalt
Hobby
Texas City (2)
Placedo
Laredo
Nuevo Laredo
Corpus Christi
Edinburg
Harlingen
Burgos Basin (PEMEX)
Brownsville
Blue Island
Indianapolis
St. James
Chickasaw North
Chickasaw South
Mobile
Blakely Island
Moundville
Montgomery
Bremen
Lithonia
Macon
Savannah
Jacksonville
Charleston
Wilmington (2)
Charlotte
Albany
Bronx (2)
New Haven
Linden (2)
Perth Amboy
Gloucester City
Paulsboro
Baltimore
Andrews AFB
Dumfries
Piney Point
Hopewell
Newport News
Virginia Beach
Chesapeake
LEGEND
NuStar
Headquarters/International Office
NuStar Energy L.P. Refined Product Terminals
Third-Party Leased Asphalt Terminal
Nustar Asphalt Terminal
Crude Oil Storage Facilities
Crude Oil Storage Tanks
Asphalt Refinery
Fuels Refinery
Origin/Termination Points
Refined Product & Crude Oil Pipelines
UK and Amsterdam
Norway
Scotland
Grangemouth
Glasgow
Denmark
Belfast
Ireland
Runcorn
Eastham
England
Netherlands
Amsterdam
Grays
Germany
Belgium
France
Ukraine
Russia
Romania
Bulgaria
Georgia
Turkey
Mersin
Syria
Iraq
Iran
Caribbean
Netherland Antilles
St. Eustatius

STORAGE
Our storage segment includes terminal and storage facilities that provide storage, handling and other services for petroleum products, specialty chemicals, crude oil and other liquids and storage tanks used to store and deliver crude oil. As of December 31, 2011, we owned and operated:

•	54 terminal and storage facilities in the United States, with total storage capacity of 53.4 million barrels;

•	A terminal on the island of St. Eustatius with tank capacity of 13.0 million barrels and a transshipment facility;

•	A terminal located in Point Tupper with tank capacity of 7.4 million barrels and a transshipment facility;

•	Six terminals located in the United Kingdom and one terminal located in Amsterdam, the Netherlands, with total storage capacity of approximately 5.6 million barrels;

•	Two terminals in Mersin, Turkey with total storage capacity of 1.3 million barrels; and

•	A terminal located in Nuevo Laredo, Mexico.
Description of Largest Terminal Facilities
St. Eustatius. We own and operate a 13.0 million barrel petroleum storage and terminalling facility located on the island of St. Eustatius in the Caribbean (formerly the Netherlands Antilles), which is located at a point of minimal deviation from major shipping routes. This facility is capable of handling a wide range of petroleum products, including crude oil and refined products, and it can accommodate the world’s largest tankers for loading and discharging crude oil and other petroleum products. A two-berth jetty, a two-berth monopile with platform and buoy systems, a floating hose station and an offshore single point mooring buoy with loading and unloading capabilities serve the terminal’s customers’ vessels. The fuel oil and petroleum product facilities have in-tank and in-line blending capabilities, while the crude tanks have tank-to-tank blending capability and in-tank mixers. In addition to the storage and blending services at St. Eustatius, this facility has the flexibility to utilize certain storage capacity for both feedstock and refined products to support our atmospheric distillation unit. This unit is capable of processing up to 25,000 barrels per day of feedstock, ranging from condensates to heavy crude oil. We own and operate all of the berthing facilities at the St. Eustatius terminal. Separate fees apply for the use of the berthing facilities, as well as associated services, including pilotage, tug assistance, line handling, launch service, emergency response services and other ship services.
St. James, Louisiana. Our St. James terminal has a total storage capacity of 8.2 million barrels. Additionally, the facility has a rail-loading facility and three docks with barge and ship access. The facility is located on almost 900 acres of land, some of which is undeveloped.
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
Piney Point, Maryland. Our terminal and storage facility in Piney Point is located on approximately 400 acres on the Potomac River. The Piney Point terminal has 5.4 million barrels of storage capacity and is the closest deep-water facility to Washington, D.C. This terminal competes with other large petroleum terminals in the East Coast water-borne market extending from New York Harbor to Norfolk, Virginia. The terminal currently stores petroleum products consisting primarily of fuel oils and asphalt. The terminal has a dock with a 36-foot draft for tankers and four berths for barges. It also has truck-loading facilities, product-blending capabilities and is connected to a pipeline that supplies residual fuel oil to two power generating stations.

Amsterdam. Our Amsterdam terminal has a total storage capacity of 3.8 million barrels. This facility is located at the Port of Amsterdam and primarily stores petroleum products including gasoline, diesel and fuel oil. This facility has two docks for vessels and five docks for inland barges.
Linden, New Jersey. We own 50% of ST Linden Terminal LLC, which owns a terminal and storage facility in Linden, New Jersey. The terminal is located on a 44-acre facility that provides it with deep-water terminalling capabilities at New York Harbor. This terminal primarily stores petroleum products, including gasoline, jet fuel and fuel oils. The facility has a total storage capacity of 4.0 million barrels and can receive and deliver products via ship, barge and pipeline. The terminal includes two docks and leases a third with draft limits of 36, 26 and 20 feet, respectively.

Terminal and Storage Facilities
The following table sets forth information about our terminal and storage facilities as of December 31, 2011:

Facility	Tank Capacity	Primary Products Handled
	(Barrels)
U.S. Terminals and Storage Facilities:
Mobile, AL (Blakely Island)	1,100,000	Crude oil and feedstocks
Mobile, AL (Chickasaw North)	294,000	Crude oil and feedstocks
Mobile, AL (Chickasaw South)	286,000	Crude oil and feedstocks
Montgomery, AL	162,000	Petroleum products
Moundville, AL	310,000	Petroleum products
Los Angeles, CA	606,000	Petroleum products
Benicia, CA (refinery tankage)	3,815,000	Crude oil and feedstocks
Pittsburg, CA	361,000	Asphalt
Selby, CA	2,829,000	Petroleum products, ethanol
Stockton, CA	676,000	Petroleum products, ethanol, fertilizer
Colorado Springs, CO	320,000	Petroleum products, ethanol
Denver, CO	100,000	Petroleum products, ethanol
Jacksonville, FL	2,505,000	Petroleum products, asphalt
Bremen, GA	178,000	Petroleum products
Macon, GA (a)	307,000	Petroleum products
Savannah, GA	857,000	Petroleum products, chemicals
Blue Island, IL	719,000	Petroleum products, ethanol
Indianapolis, IN	366,000	Petroleum products
St. James, LA	8,196,000	Crude oil and feedstocks
Andrews AFB, MD (a)	72,000	Petroleum products
Baltimore, MD	809,000	Chemicals, asphalt, petroleum products
Piney Point, MD	5,404,000	Petroleum products, asphalt
Wilmington, NC	304,000	Asphalt
Linden, NJ	353,000	Petroleum products
Linden, NJ (b)	3,957,000	Petroleum products
Paulsboro, NJ	69,000	Petroleum products
Alamogordo, NM (a)	120,000	Petroleum products
Albuquerque, NM	245,000	Petroleum products, ethanol
Rosario, NM	160,000	Asphalt
Catoosa, OK	340,000	Asphalt
Portland, OR	1,203,000	Petroleum products, ethanol
Abernathy, TX	155,000	Petroleum products
Amarillo, TX	260,000	Petroleum products
Corpus Christi, TX	327,000	Petroleum products
Corpus Christi, TX (North Beach)	1,600,000	Crude oil and feedstocks
Corpus Christi, TX (refinery tankage)	4,023,000	Crude oil and feedstocks
Edinburg, TX	267,000	Petroleum products
El Paso, TX (c)	343,000	Petroleum products, ethanol
Harlingen, TX	281,000	Petroleum products
Houston, TX (Hobby Airport)	106,000	Petroleum products
Houston, TX	90,000	Asphalt

Facility	Tank Capacity	Primary Products Handled
	(Barrels)
Laredo, TX	215,000	Petroleum products
Placedo, TX	97,000	Petroleum products
San Antonio (east), TX	150,000	Petroleum products
San Antonio (south), TX	215,000	Petroleum products
Southlake, TX	575,000	Petroleum products, ethanol
Texas City, TX	125,000	Petroleum products
Texas City, TX	2,775,000	Chemicals, petroleum products
Texas City, TX (refinery tankage)	3,087,000	Crude oil and feedstocks
Dumfries, VA	544,000	Petroleum products, asphalt
Virginia Beach, VA (a)	41,000	Petroleum products
Tacoma, WA	359,000	Petroleum products, ethanol
Vancouver, WA	328,000	Chemicals
Vancouver, WA	408,000	Petroleum products
Total U.S.	53,394,000

Foreign Terminals and Storage Facilities:
St. Eustatius, the Netherlands	12,986,000	Petroleum products, crude oil and feedstocks
Amsterdam, the Netherlands	3,848,000	Petroleum products
Point Tupper, Canada	7,354,000	Petroleum products, crude oil and feedstocks
Grays, England	1,956,000	Petroleum products
Eastham, England	2,156,000	Chemicals, petroleum products
Runcorn, England	145,000	Molten sulfur
Grangemouth, Scotland	555,000	Petroleum products, chemicals
Glasgow, Scotland	360,000	Petroleum products
Belfast, Northern Ireland	440,000	Petroleum products
Mersin, Turkey (d)	740,000	Petroleum products
Mersin, Turkey (d)	606,000	Petroleum products
Nuevo Laredo, Mexico	34,000	Petroleum products
Total Foreign	31,180,000

Total Terminals and Storage Facilities	84,574,000

(a)	Terminal facility also includes pipelines to U.S. government military base locations.

(b)	We own 50% of this terminal through a joint venture.

(c)
We own a 66.67% undivided interest in the El Paso refined product terminal. The tankage capacity and number of tanks represent the proportionate share of capacity attributable to our ownership interest.

(d)	We own 75% of the outstanding capital of a Turkish company, which owns two terminals in Mersin, Turkey.
Storage Operations
Revenues for the storage segment include fees for tank storage agreements, in which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage lease revenues), and throughput agreements, in which a customer pays a fee per barrel for volumes moving through our terminals (throughput revenues). Our terminals also provide blending, additive injections, handling and filtering services. We charge a fee for each barrel of crude oil and certain other feedstocks that we deliver to Valero Energy Corporation's (Valero Energy) Benicia, Corpus Christi West and Texas City refineries from our crude oil storage tanks. Our facilities at Point Tupper and St. Eustatius charge fees to provide services such as pilotage, tug assistance, line handling, launch service, spill response services and other ship services.

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
Customers
We provide storage and terminalling services for crude oil and refined petroleum products to many of the world’s largest producers of crude oil, integrated oil companies, chemical companies, oil traders and refiners. In addition, our blending capabilities in our storage assets have attracted customers who have leased capacity primarily for blending purposes. The largest customer of our storage segment is Valero Energy, which accounted for approximately 20% of the total revenues of the segment for the year ended December 31, 2011. No other customer accounted for more than 10% of the revenues of the segment for this period.
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
The main competition at our St. Eustatius and Point Tupper locations for crude oil handling and storage is from “lightering,” which involves transferring liquid cargo from larger vessels to smaller vessels, usually while at sea. The price differential between lightering and terminalling is primarily driven by the charter rates for vessels of various sizes. Lightering generally takes significantly longer than discharging at a terminal. Depending on charter rates, the longer charter period associated with lightering is generally offset by various costs associated with terminalling, including storage costs, dock charges and spill response fees. However, terminalling is generally safer and reduces the risk of environmental damage associated with lightering, provides more flexibility in the scheduling of deliveries and allows our customers to deliver their products to multiple locations. Lightering in U.S. territorial waters creates a risk of liability for owners and shippers of oil under the U.S. Oil Pollution Act of 1990 and other state and federal legislation. In Canada, similar liability exists under the Canadian Shipping Act. Terminalling also provides customers with the ability to access value-added terminal services.
Our crude oil storage tanks are physically integrated with and serve refineries owned by Valero Energy. Additionally, we have entered into various agreements with Valero Energy governing the usage of these tanks. As a result, we believe that we will not face significant competition for our services provided to those refineries.

TRANSPORTATION
Our pipeline operations consist of the transportation of refined petroleum products, crude oil and anhydrous ammonia. Refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota cover approximately 5,480 miles. Our crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois cover 940 miles. Our anhydrous ammonia pipeline in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska covers 2,000 miles. As of December 31, 2011, we owned and operated:

•
refined product pipelines with an aggregate length of 3,130 miles originating at Valero Energy’s McKee, Three Rivers and Corpus Christi refineries and terminating at certain of NuStar Energy’s terminals, or connecting to third-party pipelines or terminals for further distribution, including a 25-mile hydrogen pipeline (collectively, the Central West System);

•
a 1,910-mile refined product pipeline originating in southern Kansas and terminating at Jamestown, North Dakota, with a western extension to North Platte, Nebraska and an eastern extension into Iowa (the East Pipeline);

•	a 440-mile refined product pipeline originating at Tesoro Corporation’s Mandan, North Dakota refinery and terminating in Minneapolis, Minnesota (the North Pipeline);

•
crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois with an aggregate length of 940 miles and crude oil storage facilities providing 1.9 million barrels of storage capacity in Texas, Oklahoma and Colorado that are located along the crude oil pipelines; and

•
a 2,000-mile anhydrous ammonia pipeline originating at the Louisiana delta area that travels north through the midwestern United States forking east and west to terminate in Nebraska and Indiana (the Ammonia Pipeline).

We charge tariffs on a throughput basis for transporting refined products, crude oil, feedstocks and anhydrous ammonia.
Description of Pipelines
Central West System. The Central West System pipelines were constructed to support the refineries to which they are connected. These pipelines are physically integrated with and principally serve refineries owned by Valero Energy. The refined products transported in these pipelines include gasoline, distillates (including diesel and jet fuel), natural gas liquids and other products produced primarily by Valero Energy’s McKee, Three Rivers and Corpus Christi refineries. These pipelines deliver refined products to key markets in Texas, New Mexico and Colorado. The Central West System transported approximately 104.8 million barrels for the year ended December 31, 2011.

The following table lists information about each of our refined product pipelines included in the Central West System:

Origin and Destination	Refinery	Length	Ownership	Capacity
		(Miles)		(Barrels/Day)
McKee to El Paso, TX	McKee	408	67%	42,000
McKee to Colorado Springs, CO	McKee	256	100%	32,500
Colorado Springs, CO to Airport	McKee	2	100%	12,000
Colorado Springs to Denver, CO	McKee	101	100%	32,000
McKee to Denver, CO	McKee	321	30%	11,000
McKee to Amarillo, TX (6”) (a)	McKee	49	100%	51,000
McKee to Amarillo, TX (8”) (a)	McKee	49	100%
Amarillo to Abernathy, TX	McKee	102	67%	12,000
Amarillo, TX to Albuquerque, NM	McKee	293	50%	17,000
Abernathy to Lubbock, TX	McKee	19	46%	8,000
McKee to Southlake, TX	McKee	375	100%	19,000
Three Rivers to San Antonio, TX	Three Rivers	81	100%	33,500
Three Rivers to US/Mexico International Border near Laredo, TX	Three Rivers	108	100%	32,000
Three Rivers to Corpus Christi, TX	Three Rivers	72	100%	15,000
Three Rivers to Pettus to San Antonio, TX	Three Rivers	103	100%	27,500
Three Rivers to Pettus, TX (b)	Three Rivers	30	100%	N/A
El Paso, TX to Kinder Morgan	McKee	12	67%	65,500
Corpus Christi to Pasadena, TX	Corpus Christi	208	100%	105,000
Corpus Christi to Brownsville, TX	Corpus Christi	194	100%	45,000
US/Mexico International Border near Penitas, TX to Edinburg, TX	N/A	33	100%	24,000
Clear Lake, TX to Texas City, TX	N/A	25	100%	N/A
Other refined product pipeline (c)	N/A	289	50%	N/A
Total		3,130		584,000

(a)	The capacity information disclosed above for the McKee to Amarillo, Texas 6-inch pipeline reflects both McKee to Amarillo, Texas pipelines on a combined basis.

(b)
The refined product pipeline from Three Rivers to Pettus, Texas is temporarily idled. The Pettus to Corpus Christi, Texas segment of this refined product pipeline was reactivated as a crude oil pipeline in the second quarter of 2011.

(c)	This category consists of the temporarily idled 6-inch Amarillo, Texas to Albuquerque, New Mexico refined product pipeline.
East Pipeline. The East Pipeline covers 1,910 miles, including 242 miles that are temporarily idled, and moves refined products and natural gas liquids north in pipelines ranging in diameter from 6 inches to 16 inches. The East Pipeline system also includes storage capacity of approximately 1.2 million barrels at our two tanks farms at McPherson and El Dorado, Kansas. The East Pipeline transports refined petroleum products and natural gas liquids to NuStar Energy and third party terminals along the system and to receiving pipeline connections in Kansas. Shippers on the East Pipeline obtain refined petroleum products from refineries in Kansas, Oklahoma and Texas. The East Pipeline transported approximately 51.9 million barrels for the year ended December 31, 2011.
North Pipeline. The North Pipeline originates at Tesoro’s Mandan, North Dakota refinery and runs from west to east approximately 440 miles from its origin to the Minneapolis, Minnesota area. For the year ended December 31, 2011, the North Pipeline transported approximately 15.3 million barrels.
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

The following table lists information about each of our refined product terminals connected to the East or North Pipelines:

Location of Terminals	Tank Capacity	Related Pipeline System
	(Barrels)
Iowa:
LeMars	103,000	East
Milford	172,000	East
Rock Rapids	223,000	East
Kansas:
Concordia	79,000	East
Hutchinson	114,000	East
Salina	90,000	East
Minnesota:
Moorhead	451,000	North
Sauk Centre	116,000	North
Roseville	479,000	North
Nebraska:
Columbus	171,000	East
Geneva	674,000	East
Norfolk	182,000	East
North Platte	247,000	East
Osceola	79,000	East
North Dakota:
Jamestown (North)	139,000	North
Jamestown (East)	176,000	East
South Dakota:
Aberdeen	181,000	East
Mitchell	63,000	East
Sioux Falls	381,000	East
Wolsey	148,000	East
Yankton	245,000	East
Total	4,513,000
Ammonia Pipeline. The 2,000 mile pipeline, including 57 miles that are temporarily idled, originates in the Louisiana delta area, where it has access to three marine terminals and three anhydrous ammonia plants on the Mississippi River. It runs north through Louisiana and Arkansas into Missouri, where at Hermann, Missouri, one branch splits and goes east into Illinois and Indiana, while the other branch continues north into Iowa and then turns west into Nebraska. The Ammonia Pipeline is connected to multiple third-party-owned terminals, which include industrial facility delivery locations. Product is supplied to the pipeline from anhydrous ammonia plants in Louisiana and imported product delivered through the marine terminals. Anhydrous ammonia is primarily used as agricultural fertilizer. It is also used as a feedstock to produce other nitrogen derivative fertilizers and explosives. The Ammonia Pipeline transported approximately 1.5 million tons (or approximately 13.8 million barrels) for the year ended December 31, 2011.
Crude Oil Pipelines. Our crude oil pipelines primarily transport crude oil and other feedstocks from various points in Texas, Oklahoma, Kansas and Colorado to Valero Energy’s McKee, Three Rivers and Ardmore refineries. We can use our crude oil storage facilities in Texas, Oklahoma and Colorado, located along the crude oil pipelines, to store and batch crude oil prior to shipment in the crude oil pipelines. Our crude oil pipelines also transport crude oil and other feedstocks to the ConocoPhillips Wood River refinery in Illinois. The crude oil pipelines transported approximately 111.6 million barrels for the year ended December 31, 2011.

The following table sets forth information about each of our crude oil pipelines:

Origin and Destination	Refinery	Length	Ownership	Capacity
		(Miles)		(Barrels/Day)
Dixon, TX to McKee	McKee	44	100%	63,500
Hooker, OK to Clawson, TX (a)	McKee	41	50%	22,000
Clawson, TX to McKee	McKee	31	100%	36,000
Wichita Falls, TX to McKee	McKee	272	100%	110,000
Corpus Christi, TX to Three Rivers	Three Rivers	70	100%	120,000
Ringgold, TX to Wasson, OK	Ardmore	44	100%	90,000
Wasson, OK to Ardmore (8”-10”) (b)	Ardmore	24	100%	90,000
Wasson, OK to Ardmore (8”)	Ardmore	15	100%	40,000
Patoka, IL to Wood River	Wood River	57	24%	60,500
Three Rivers to Corpus Christi, TX (Odem)	Corpus Christi	68	100%	38,000
Pettus to Corpus Christi, TX	N/A	60	100%	30,000
Other (c)	N/A	214		N/A
Total		940		700,000

(a)
We receive 50% of the tariff with respect to 100% of the barrels transported in the Hooker, Oklahoma to Clawson, Texas pipeline. Accordingly, the capacity is given with respect to 100% of the pipeline.

(b)	The Wasson, Oklahoma to Ardmore (8”- 10”) pipelines referred to above originate at Wasson as two pipelines but merge into one pipeline prior to reaching Ardmore.

(c)	This category consists of the temporarily idled Cheyenne Wells, CO to McKee and Healdton to Ringling, Oklahoma crude oil pipelines.
The following table sets forth information about the crude oil storage facilities located along our crude oil pipelines:

Location	Refinery	Capacity
		(Barrels)
Dixon, TX	McKee	240,000
Ringgold, TX	Ardmore	600,000
Wichita Falls, TX	McKee	660,000
Wasson, OK	Ardmore	225,000
Clawson, TX	McKee	65,000
Other (a)	McKee	67,000
Total		1,857,000

(a)	This category includes crude oil tanks along the Cheyenne Wells, Colorado to McKee crude oil pipelines located at Carlton, Colorado, Sturgis, Oklahoma, and Stratford, Texas.
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
The refineries connected directly to the East Pipeline obtain crude oil from producing fields located primarily in Kansas, Oklahoma and Texas, and, to a much lesser extent, from other domestic or foreign sources. In addition, refineries in Kansas, Oklahoma and Texas are also connected to the East Pipeline by third party pipelines. These refineries obtain their supplies of crude oil from a variety of sources. The majority of the refined products transported through the East Pipeline are produced at three refineries located at McPherson and El Dorado, Kansas and Ponca City, Oklahoma, which are operated by the National Cooperative Refining Association (NCRA), HollyFrontier Corporation and ConocoPhillips Company, respectively. The NCRA and Frontier Oil Corporation refineries are connected directly to the East Pipeline. The East Pipeline also has access to Gulf Coast supplies of products through third party connecting pipelines that receive products originating on the Gulf Coast.
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
Customers
The largest customer of our transportation segment was Valero Energy, which accounted for approximately 45% of the total segment revenues for the year ended December 31, 2011. In addition to Valero Energy, we had a total of approximately 65 shippers for the year ended December 31, 2011, including integrated oil companies, refining companies, farm cooperatives, railroads and others. No other customer accounted for greater than 10% of the total revenues of transportation segment for the year ended December 31, 2011.
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
ASPHALT AND FUELS MARKETING
Our asphalt and fuels marketing segment includes our asphalt operations, our fuels marketing operations and our San Antonio refinery. Our asphalt operations include two asphalt refineries at which we refine crude oil to produce asphalt and certain other refined products. Within our fuels marketing operations, we purchase crude oil and refined petroleum products for resale. Additionally, this segment includes a fuels refinery in San Antonio, Texas, at which we refine crude oil to produce various refined petroleum products. The results of operations for the asphalt and fuels marketing segment depend largely on the margin between our cost and the sales prices of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of the storage and transportation segments.
Asphalt Operations
The following table lists information about our asphalt refineries and related terminals as of December 31, 2011. The tank capacity includes storage for asphalt, crude oil and other feedstocks.

Facility	Production Capacity	Tank Capacity
	(Barrels Per Day)	(Barrels)
Paulsboro, NJ	74,000	3,643,000
Savannah, GA	30,000	1,369,000
Total	104,000	5,012,000
Paulsboro Refinery. The Paulsboro refinery is located in Paulsboro, New Jersey on the Delaware River. Its location on the Delaware River allows for direct access to receipts and shipments. The refinery consists of two petroleum refining units, a liquid storage terminal for petroleum and chemical products, three marine docks, a polymer-modified asphalt production facility and a testing laboratory. The Paulsboro refinery supplies various asphalt grades and intermediate products by ship, barge, railcar and tanker trucks to a network of twelve asphalt terminals in the northeastern United States. These asphalt terminals, combined with asphalt storage at the refinery, provide us with an aggregate storage capacity of 4.0 million barrels that we own or lease from third parties.
Savannah Refinery. The Savannah refinery is located in Savannah, Georgia adjacent to the Savannah River and is the only asphalt producer on the United States southeastern seaboard. Its location on the Savannah River allows for direct access to receipts and shipments. The refinery includes two atmospheric towers, a tank farm, a marine dock, a polymer modified asphalt production facility, a testing laboratory and processing areas. The Savannah refinery supplies various asphalt grades by truck, rail and marine vessel to a network of nine asphalt terminals in the southeastern United States. These asphalt terminals, combined with asphalt storage at the refinery, provide us with an aggregate storage capacity of 1.9 million barrels that we own or lease from third parties.

The following table lists the throughputs and yields for each refinery for the year ended December 31, 2011:

	Volumes	Percentage
	(barrels per day)
Paulsboro:
Crude oil throughput	35,844
Yields:
Asphalt	24,474	69%
Naphtha	915	2%
Marine diesel oil	5,982	17%
Light marine gas oil	200	1%
Vacuum gas oil	4,000	11%
Savannah:
Crude oil throughput	10,439
Yields:
Asphalt	7,779	75%
Naphtha	366	4%
Light marine gas oil	2,225	21%
Customers. We produce several grades of asphalt products for various applications. Those applications include hot mix paving, which is used in road construction, roofing shingles for housing construction, asphalt emulsions and asphalt cutbacks used for street maintenance, as well as polymer-modified asphalt, which is a premium asphalt cement used for roads with heavy traffic in harsh weather conditions. The majority of our asphalt customers are road and bridge construction companies who operate asphalt hot mix plants that combine rock aggregate with asphalt to make road pavements. Our customers serve the private commercial sector by building residential roads, parking lots, asphalt paths and courts as well as the public sector by building highways and transportation infrastructure for the various state Departments of Transportation.
Crude Supply. We obtain the majority of the crude oil processed in our asphalt refineries from Petróleos de Venezuela S. A. (PDVSA), the national oil company of Venezuela, under a long-term supply agreement. In 2011, we began purchasing crude oil from Statoil Brasil Oleo E Gas Limitada (Statoil) under a three-year agreement. Our cost of crude oil purchased under the supply agreements fluctuates based upon a market-based pricing formula using published market indices, subject to adjustments per the agreements. The refineries can process alternative asphaltic crudes and other feedstocks and we are currently working to diversify our crude supply options.
Competition and Business Considerations. The asphalt industry is highly fragmented and regional in nature. Our competitors range in size from major oil companies and independent refiners to small family-owned businesses. It is considered a niche business with few integrated, asphalt-focused refiners that have production, logistics and wholesale and marketing capabilities.

Fuels Marketing Operations
Our fuels marketing operations provide us the opportunity to generate additional gross margin while complementing the activities of our storage and transportation segments. These operations involve the purchase of crude oil, fuel oil, bunker fuel and other refined products for resale. We utilize transportation and storage assets, including our own terminals and pipelines. Rates charged by our storage segment and tariffs charged by our transportation segment to the asphalt and fuels marketing segment are consistent with rates charged to third parties.
Since our fuels marketing operations expose us to commodity price risk, we sometimes enter into derivative instruments to mitigate the effect of commodity price fluctuations on our operations. The derivative instruments we use consist primarily of futures contracts and swaps traded on the NYMEX for the purposes of hedging the price risk of our physical inventory.
Customers. Fuels marketing customers include major integrated refiners and trading companies. Customers for our bunker fuel sales are mainly ship owners, including cruise line companies.
Competition and Business Considerations. Our fuels marketing operations have numerous competitors, including large integrated refiners, marketing affiliates of other partnerships in our industry, as well as various international and domestic trading companies. In the sale of bunker fuel, we compete with ports offering bunker fuels that are along the route of travel of the vessel.

San Antonio Refinery
On April 19, 2011, we purchased a fuels refinery with a throughput capacity of 14,500 barrels per day located in San Antonio, Texas (the San Antonio Refinery) and 0.4 million barrels of aggregate storage capacity. The refinery includes a 14,500 barrel per day crude unit, a naphtha hydrotreater unit, a diesel hydrotreater unit and a reformate splitter unit. In addition, the refinery has a seven-bay truck loading rack and approximately 0.2 million barrels of storage capacity at the refinery, as well as 0.2 million barrels of crude oil storage capacity in Elmendorf, Texas. We mainly produce jet fuels, ultra-low sulfer diesel (ULSD), reformates, naphtha and vacuum gas oil.

The operations of San Antonio Refinery expose us to commodity price risk. In an attempt to mitigate the impact of commodity price fluctuations, we entered into over-the-counter swaps. Those swaps fix the purchase price of a portion of the crude oil supply and the sales price of a portion of certain products produced by the refinery.

The following table lists the throughputs and yields for the San Antonio Refinery for the year ended December 31, 2011:

	Volumes	Percentage
	(barrels per day)

Crude oil throughput	10,857
Yields:
Jet fuels	1,332	13%
ULSD	2,864	27%
Reformates	2,001	19%
Naphtha	1,361	13%
Vacuum gas oil	1,961	19%
Other	950	9%
Customers. The San Antonio refinery customers include major integrated refiners, trading companies and chemical companies. The majority of our sales occur at our truck rack at current market prices. We sell a portion of our jet fuel to the federal government under a supply agreement, with the balance sold to commercial and private jet operators.
Crude Oil Supply. We purchase various grades of crude oil from local suppliers operating in South Texas. Local production, including the developing Eagle Ford shale, provides us a reliable source of crude oil. We purchase crude oil from our suppliers under short-term and spot agreements, generally at current market prices. This local supply of crude oil enables us to take advantage of lower transportation costs.

Competition and Business Considerations. Although we are the only refinery in the San Antonio area, our competitors include large integrated oil companies and independent refiners, that have product terminals located in close proximity to our refinery.

EMPLOYEES
Our operations are managed by NuStar GP, LLC. As of December 31, 2011, NuStar GP, LLC had 1,508 employees performing services for our United States operations. Certain of our wholly owned subsidiaries had 436 employees performing services for our international operations. We believe that NuStar GP, LLC and our subsidiaries each have satisfactory relationships with their employees.

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

Capital Expenditures Attributable to Compliance with Environmental Regulations. In 2011, our capital expenditures attributable to compliance with environmental regulations were $6.0 million, and are currently estimated to be approximately $17.7 million for 2012.
RENEWABLE ENERGY AND ALTERNATIVE FUEL MANDATES
Several federal and state programs require the purchase and use of renewable energy and alternative fuels, such as battery-powered engines, biodiesel, wind energy, and solar energy. These mandates could impact the demand for refined petroleum products. For example, Congress enacted the Energy Independence and Security Act of 2007 and the American Recovery and Reinvestment Act of 2009, which, among things, mandated annually increasing levels for the use of renewable fuels such as ethanol, commencing in 2008 and escalating for 15 years, as well as increasing energy efficiency goals, including higher fuel economy standards for motor vehicles, subsidized loans for renewable energy projects, and provided funding for energy efficiency and renewable energy programs. These statutory mandates and programs may over time offset projected increases or reduce the demand for refined petroleum products, particularly gasoline, in certain markets. The increased production and use of biofuels may also create opportunities for additional pipeline transportation and additional blending opportunities within the terminals division, although that potential cannot be quantified at present. Other legislative changes may similarly alter the expected demand and supply projections for refined petroleum products in ways that cannot be predicted.
WATER
The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous or more stringent state statutes impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the United States. The discharge of pollutants into state waters or waters of the United States is prohibited, except in accordance with the terms of a permit issued by applicable federal or state authorities. The Oil Pollution Act, enacted in 1990, amends provisions of the Clean Water Act as they pertain to prevention, response to and liability for oil spills. Spill prevention control and countermeasure requirements of the Clean Water Act and some state laws require response plans and the use of dikes and similar structures to help prevent contamination of state waters or waters of the United States in the event of an unauthorized discharge. Violations of any of these statutes and the related regulations could result in significant costs and liabilities.
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
SOLID WASTE
We generate non-hazardous and minimal quantities of hazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act (RCRA) and analogous or more stringent state statutes. We are not currently required to comply with a substantial portion of RCRA requirements because we do not operate any waste treatment, storage or disposal facilities. However, it is possible that additional wastes, which could include wastes currently generated during operations, will also be designated as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes.

HAZARDOUS SUBSTANCES
The Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA and also known as Superfund, and analogous or more stringent state laws, impose joint and several liability, without regard to fault or the legality of the original act, on some classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site and entities that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek recovery from the responsible classes of persons for the costs that they incur. In the course of our ordinary operations, we may generate waste that falls within CERCLA’s definition of a “hazardous substance.”
We currently own or lease, and have in the past owned or leased, properties where hydrocarbons are being or have been handled. Although we believe that we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, we acquired many of these properties from third parties, and we did not control those third parties’ treatment and disposal or release of hydrocarbons or other wastes. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination. In addition, we may be exposed to joint and several liability under CERCLA for all or part of the costs required to clean up sites at which hazardous substances may have been disposed of or released into the environment.
While remediation of subsurface contamination is in process at several of our facilities, based on current available information, we believe that the cost of these activities will not materially affect our financial condition or results of operations. Such costs, however, are often unpredictable and, therefore, there can be no assurances that the future costs will not become material.
PIPELINE INTEGRITY AND SAFETY
Our pipelines are subject to extensive federal and state laws and regulations governing pipeline integrity and safety. For example, the federal Pipeline Safety Act of 1968, the Pipeline Safety Improvement Act of 2002, the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 and the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 and their respective implementing regulations generally require pipeline operators to maintain qualification programs for key pipeline operating personnel, to review and update their existing pipeline safety public education programs, to provide information for the National Pipeline Mapping System, to maintain spill response plans, to conduct spill response training, to implement integrity management programs for pipelines that could affect high consequence areas (i.e., areas with concentrated populations, navigable waterways and other unusually sensitive areas), maintain detailed operating and maintenance procedures and to manage human factors in pipeline control centers, including controller fatigue. While compliance with the statutes and analogous or more stringent state laws may affect our capital expenditures and operating expenses, we believe that the cost of such compliance will not materially affect our competitive position or have a material effect on our financial condition or results of operations.

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
Delays or cost increases related to capital spending programs involving construction of new facilities (or improvements and repairs to our existing facilities) could adversely affect our ability to achieve forecasted operating results. Although we evaluate and monitor each capital spending project and try to anticipate difficulties that may arise, such delays or cost increases may arise as a result of factors that are beyond our control, including:

•	denial or delay in issuing requisite regulatory approvals and/or permits;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of modular components and/or construction materials;

•	severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project’s debt or equity financing costs; and/or

•	nonperformance by, or disputes with, vendors, suppliers, contractors or sub-contractors involved with a project.
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
Revenues associated with our refining operations result from the refining of crude oil into asphalt and other products and the sale of those products. The price and market value of crude oil and refined products is volatile. Our revenues will be adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of our inventory. Future price volatility could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.

Our financial results are affected by volatile asphalt, intermediate and refined product refining margins.
A large portion of our earnings from our refining operations are affected by the relationship, or margin, between asphalt, other intermediate and refined product prices and the prices for crude oil and other feedstocks. Our cost to acquire feedstocks and the price at which we can ultimately sell asphalt, other intermediate and refined products depend upon several factors beyond our control, including regional and global supply of and demand for crude oil, asphalt and other feedstocks and intermediate and refined products. These in turn depend on, among other things, the availability and quantity of imports, the production levels of domestic and foreign suppliers, levels of intermediate and refined product inventories, the United States relationships with foreign governments, political affairs and the extent of governmental regulation.
Additionally, crude oil prices and prices for the asphalt, intermediate and refined products produced by our refining operations may not fluctuate consistently. Typically, increases in the prices of asphalt and intermediate products lag behind increases in the price of crude oil. Furthermore, much of the asphalt produced by our asphalt operations is marketed to satisfy governmental contracts. The governmental agencies with which we or our customers contract may have budgetary or other constraints that limit their ability to absorb increases to asphalt prices. Our results of operations in our asphalt and fuels marketing segment will suffer if the market prices of asphalt and intermediate products do not increase as much, or as quickly, as the price of crude oil. Our increased exposure to unstable commodity prices will increase the volatility of our earnings.

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
We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, vendors or derivative counterparties could reduce our revenues, increase our expenses or otherwise have a negative impact on our operating results, cash flows and ability to make distributions to our unitholders.
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

Our future financial and operating flexibility may be adversely affected by our significant leverage, our significant working capital needs, restrictions in our debt agreements and disruptions in the financial markets; 2007 Revolving Credit Agreement matures in December 2012.
As of December 31, 2011, our consolidated debt was $2.3 billion. Among other things, our significant leverage may be viewed negatively by credit rating agencies, which could result in increased costs for us to access the capital markets. NuStar Logistics and NuPOP have senior unsecured ratings of Baa3 with Moody’s Investor Service and BBB minus with Standard & Poor’s and Fitch. Moody’s and Standard & Poor’s have assigned NuStar Logistics and NuPOP a stable outlook, while Fitch assigned a negative outlook in August 2011 due to its analysis of our leverage. Any future downgrade of the debt issued by these wholly owned subsidiaries could significantly increase our capital costs and adversely affect our ability to raise capital in the future. Additionally, any ratings downgrade on the debt issued by NuStar Logistics could result in an adjustment to the interest rates on the bonds issued by NuStar Logistics in April 2008, which would significantly increase our capital costs and adversely affect our ability to raise capital in the future.
We require significant amounts of working capital to make purchases of crude oil and maintain necessary seasonal inventories to support our refining operations. We believe that our current sources of capital are adequate to meet our working capital needs. However, if our working capital needs increase more than anticipated, we may be forced to seek additional sources of capital, which may not be available or available on commercially reasonable terms.
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
The 2007 Revolving Credit Agreement matures in December 2012. It is possible that our lenders may not agree to renew the 2007 Revolving Credit Agreement or may only agree to renew it at substantially less favorable terms. If the 2007 Revolving Credit Agreement is renewed on substantially less favorable terms, or if it is not renewed and we must enter into alternative financing arrangements, various limitations in these financing agreements may significantly affect our ability to conduct business as we have in the past.
Additionally, we may not be able to access the capital markets in the future at economically attractive terms, which may adversely affect our future financial and operating flexibility and our ability to pay cash distributions at current levels.
Increases in interest rates could adversely affect our business and the trading price of our units.
We have significant exposure to increases in interest rates. At December 31, 2011, we had approximately $2.3 billion of consolidated debt, of which $1.4 billion was at fixed interest rates and $0.9 billion was at variable interest rates after giving effect to interest rate swap agreements. Our results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates above current levels. Further, the trading price of our units is sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.
We could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of our products to meet certain quality specifications.
Our specialty asphalt products and certain refined products are produced to precise customer specifications. If a product fails to perform in a manner consistent with the detailed quality specifications required by the customer, the customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. A successful claim or series of claims against us could result in a loss of one or more customers.
Potential future acquisitions and expansions, if any, may increase substantially the level of our indebtedness and contingent liabilities, and we may be unable to integrate them effectively into our existing operations.
From time to time, we evaluate and acquire assets and businesses that we believe complement or diversify our existing assets and businesses. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. If we consummate any future material acquisitions, our capitalization and results of operations may change significantly, and you will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in connection with any future acquisitions.
Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined. Successful business combinations will require our management and other personnel to devote significant amounts of time to integrating the acquired businesses with our existing operations. These efforts may temporarily distract their attention from day-to-day business, the development or acquisition of new properties and other business opportunities. If we do not successfully integrate any past or future acquisitions, or if there is any significant delay in achieving such integration, our business and financial condition could be adversely affected.

Moreover, part of our business strategy includes acquiring additional assets that complement our existing asset base and distribution capabilities or provide entry into new markets. We may not be able to identify suitable acquisitions, or we may not be able to purchase or finance any acquisitions on terms that we find acceptable. Additionally, we compete against other companies for acquisitions, and we may not be successful in the acquisition of any assets or businesses appropriate for our growth strategy.

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
We operate a global business that exposes us to additional risk.
We operate in seven foreign countries and a significant portion of our revenues come from our business in these countries. Our operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act, and other foreign laws prohibiting corrupt payments. Emerging markets are a significant focus of our international growth strategy. The developing nature of these markets presents a number of risks. Deterioration of social, political, labor or economic conditions in a specific country or region and difficulties in staffing an managing foreign operations may also adversely affect our operations or financial results. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net revenues.

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
We use various FERC-authorized rate change methodologies for our interstate pipelines, including indexing, cost-of-service rates, market-based rates and settlement rates. Typically, we annually adjust our rates in accordance with FERC indexing methodology, which currently allows a pipeline to change their rates within prescribed ceiling levels that are tied to an inflation index. The current index (which runs through June 30, 2012) is measured by the year-over-year change in the Bureau of Labor’s producer price index for finished goods, plus 2.65%. Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. However, if the index results in a negative adjustment, we are required to reduce any rates that exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs. If the FERC’s rate-making methodologies change, any such change or new methodologies could result in rates that generate lower revenues and cash flow and could adversely affect our ability to make distributions to our unitholders and to meet our debt service requirements. Additionally, competition constrains our rates in various markets. As a result, we may from time to time be forced to reduce some of our rates to remain competitive.
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
Power costs constitute a significant portion of our operating expenses. For the year ended December 31, 2011, our power costs equaled approximately $59.2 million, or 11% of our operating expenses for the year. In addition, $12.8 million of power costs were capitalized into inventory related to our asphalt refineries, which will be expensed into cost of product sales as the inventory is sold. We use mainly electric power at our pipeline pump stations, terminals and refineries, and such electric power is furnished by various utility companies that use primarily natural gas to generate electricity. Accordingly, our power costs typically fluctuate with natural gas prices. Increases in natural gas prices may cause our power costs to increase further. If natural gas prices increase, our cash flows may be adversely affected, which could adversely affect our ability to make distributions to our unitholders.
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
NuStar GP Holdings currently indirectly owns our general partner and as of December 31, 2011, an aggregate 14.3% limited partner interest in us. Conflicts of interest may arise between NuStar GP Holdings and its affiliates, including our general partner, on the one hand, and us and our limited partners, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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
The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the United States Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to us indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against us related to this matter, and we have not made any payments toward costs incurred by the DOJ. We have reached an agreement to settle the claims of the United States government with respect to the Otis AFB pipeline and to resolve the underlying dispute between Kaneb and Grace. Pursuant to the settlement, NuStar agreed to pay $11.7 million plus interest to the United States. Although the settlement requires approval of the United States Bankruptcy Court for the District of Delaware, as well as the United States District Court for the District of Massachusetts, we remain hopeful that the necessary approvals will be obtained and that the settlement will be finalized in the near term.

ENVIRONMENTAL AND SAFETY COMPLIANCE MATTERS
With respect to the environmental proceeding listed below, if it was decided against us, we believe that it would not have a material effect on our consolidated financial position. However, it is not possible to predict the ultimate outcome of the proceeding or whether such ultimate outcome may have a material effect on our consolidated financial position. We are reporting this proceeding to comply with Securities and Exchange Commission regulations, which require us to disclose proceedings arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings will result in monetary sanctions of $100,000 or more.
In particular, our wholly owned subsidiary, Shore Terminals LLC (Shore) owns a refined product terminal in Portland, Oregon located adjacent to the Portland Harbor. The EPA has classified portions of the Portland Harbor, including the portion adjacent to our terminal, as a federal “Superfund” site due to sediment contamination (the Portland Harbor Site). Portland Harbor is contaminated with metals (such as mercury), pesticides, herbicides, polynuclear aromatic hydrocarbons, polychlorinated byphenyls, semi-volatile organics and dioxin/furans. Shore and more than 90 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised Shore that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties), as well as for natural resource damages resulting from releases of hazardous substances to the Portland Harbor Site. We have agreed to work with more than 65 other potentially responsible parties to attempt to negotiate an agreed method of allocating costs associated with the cleanup. The precise nature and extent of any clean-up of the Portland Harbor Site, the parties to be involved, the process to be followed for any clean-up and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear to what extent, if any, we will be liable for environmental costs or damages associated with the Portland Harbor Site. It is also unclear to what extent natural resource damage claims or third party contribution or damage claims will be asserted against Shore.
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF COMMON UNITS
Market Information, Holders and Distributions
Our common units are listed and traded on the New York Stock Exchange under the symbol “NS.” At the close of business on February 7, 2012, we had 702 holders of record of our common units. The high and low sales prices (composite transactions) by quarter for the years ended December 31, 2011 and 2010 were as follows:

	Price Range of Common Unit
	High	Low
Year 2011
4th Quarter	$58.96	$49.02
3rd Quarter	66.39	51.34
2nd Quarter	68.80	59.47
1st Quarter	70.87	64.26
Year 2010
4th Quarter	$71.69	$61.76
3rd Quarter	61.92	55.51
2nd Quarter	64.50	51.80
1st Quarter	60.79	51.49
The cash distributions applicable to each of the quarters in the years ended December 31, 2011 and 2010 were as follows:

	Record Date	Payment Date	Amount Per Unit
Year 2011
4th Quarter	February 7, 2012	February 10, 2012	$1.095
3rd Quarter	November 8, 2011	November 14, 2011	1.095
2nd Quarter	August 9, 2011	August 12, 2011	1.095
1st Quarter	May 9, 2011	May 13, 2011	1.075
Year 2010
4th Quarter	February 8, 2011	February 14, 2011	$1.075
3rd Quarter	November 1, 2010	November 5, 2010	1.075
2nd Quarter	August 6, 2010	August 13, 2010	1.065
1st Quarter	May 7, 2010	May 14, 2010	1.065
Our general partner is entitled to incentive distributions if the amount that we distribute with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Unit	Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66	75%	25%
Our general partner’s incentive distributions for the years ended December 31, 2011 and 2010 totaled $36.3 million and $33.3 million, respectively. The general partner’s share of our distributions for the years ended December 31, 2011 and 2010 was 13.0% and 12.7%, respectively, due to the impact of the incentive distributions.

ITEM 6. SELECTED FINANCIAL DATA
The following table contains selected financial data derived from our audited financial statements.

	Year Ended December 31,
	2011	2010	2009	2008 (a)	2007
	(Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues	$6,575,255	$4,403,061	$3,855,871	$4,828,770	$1,475,014
Operating income	313,994	302,557	273,316	310,073	192,599
Income from continuing operations	221,601	238,970	224,875	254,018	150,298
Income from continuing operations per unit applicable to limited partners (b)	2.78	3.19	3.47	4.22	2.73
Cash distributions per unit applicable to limited partners	4.360	4.280	4.245	4.085	3.835

	December 31,
	2011	2010	2009	2008 (a)	2007
	(Thousands of Dollars)
Balance Sheet Data:
Property, plant and equipment, net	$3,430,468	$3,187,457	$3,028,196	$2,941,824	$2,492,086
Total assets	5,881,190	5,386,393	4,774,673	4,459,597	3,783,087
Long-term debt (less current portion)	1,928,071	2,136,248	1,828,993	1,872,015	1,445,626
Total partners’ equity	2,864,335	2,702,700	2,484,968	2,206,997	1,994,832

(a)	The significant increase in revenues, operating income, income from continuing operations and balance sheet data are primarily due to the acquisition of our asphalt operations in March 2008.

(b)
In 2008, the Financial Accounting Standards Board provided additional guidance regarding the application of the two-class method to calculate earnings per unit for master limited partnerships, which was effective January 1, 2009. As a result, income from continuing operations per unit applicable to limited partners for the year ended December 31, 2007 changed from $2.74 previously reported.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
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
OVERVIEW
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy, to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 16.3% total interest in us as of December 31, 2011. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in six sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies
Acquisitions
On April 19, 2011, we purchased certain refining and storage assets, inventory and other working capital items from AGE
Refining, Inc. for $62.0 million, including the assumption of certain environmental liabilities. The assets consist of a 14,500 barrel per day refinery in San Antonio, Texas and 0.4 million barrels of aggregate storage capacity (the San Antonio Refinery Acquisition). The consolidated statements of income include the results of operations for the San Antonio Refinery Acquisition commencing on April 19, 2011 in the asphalt and fuels marketing segment.

On February 9, 2011, we acquired 75% of the outstanding capital of a Turkish company, which owns two terminals in Mersin, Turkey, with an aggregate 1.3 million barrels of storage capacity, for approximately $57.0 million (the Turkey Acquisition). Both terminals are connected via pipelines to an offshore platform located in the Mediterranean Sea approximately three miles off the coast. The consolidated statements of income include the results of operations for the Turkey Acquisition commencing on February 9, 2011 in the storage segment.

On May 21, 2010, we acquired the capital stock of Asphalt Holdings, Inc. for $53.3 million, including liabilities assumed (the Asphalt Holdings Acquisition). The Asphalt Holdings Acquisition includes three storage terminals with an aggregate storage capacity of approximately 1.8 million barrels located in Alabama along the Mobile River. The consolidated statements of income include the results of operations for the Asphalt Holdings Acquisition commencing on May 21, 2010 in the storage segment.

Operations
We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). Our operations are divided into three reportable business segments: storage, transportation, and asphalt and fuels marketing. For a more detailed description of our segments, please refer to Segments under Item 1. “Business.”
Storage. We own terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey providing approximately 84.6 million barrels of storage capacity.
Transportation. We own common carrier refined product pipelines covering approximately 5,480 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. In addition, we own a 2,000 mile anhydrous ammonia pipeline and 940 miles of crude oil pipelines.
Asphalt and Fuels Marketing. Our asphalt and fuels marketing segment includes our asphalt operations, our fuels marketing operations and our San Antonio refinery. Our asphalt operations include two asphalt refineries with a combined throughput capacity of 104,000 barrels per day at which we refine crude oil to produce asphalt and certain other refined products. Within our fuels marketing operations, we purchase crude oil and refined petroleum products for resale. Additionally, this segment includes a fuels refinery in San Antonio, Texas, with a throughput capacity of 14,500 barrels per day at which we refine crude oil to produce various refined petroleum products. The results of operations for the asphalt and fuels marketing segment depend largely on the margin between our cost and the sales prices of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of the storage and transportation segments.
We enter into derivative contracts to attempt to mitigate the effects of commodity price fluctuations. The derivative instruments we use consist primarily of commodity futures and swap contracts. Not all of our derivative instruments qualify for hedge accounting treatment under United States generally accepted accounting principles. In such cases, we record the changes in the fair values of these derivative instruments in cost of product sales. The changes in the fair values of these derivative instruments generally are offset, at least partially, by changes in the values of the hedged physical inventory. However, we do not recognize those changes in the value of the hedged inventory until the physical sale of such inventory takes place. Therefore, our earnings for a period may include the gain or loss related to derivative instruments without including the offsetting effect of the hedged item, which could result in greater earnings volatility.
During the second quarter of 2011, we entered into commodity swap contracts associated with the San Antonio Refinery. These contracts fix the purchase price of crude oil and sales prices of refined products for a portion of the expected production of the San Antonio Refinery, thereby attempting to mitigate the volatility of future cash flows associated with hedged volumes. These contracts qualified, and we designated them, as cash flow hedges.
In addition, we value our inventory at the lower of cost or market. If changes in commodity prices result in market prices below the cost of our inventory, we may be required to reduce the value of our inventory to market.
Demand for certain products that we market fluctuates seasonally. For example, demand for gasoline and asphalt typically increases in the summer months compared to the winter months, whereas demand for heating oil is higher in the winter months than the summer months. Prices for these commodities generally are highest during those times of higher demand. We also purchase inventory at lower prices with the intention of storing that inventory until it can be sold at higher prices, which causes the working capital necessary for the asphalt and fuels marketing segment to fluctuate. Increases in the level of working capital, as well as the seasonal fluctuations, may require us to borrow additional amounts or utilize other sources of liquidity.

The following factors affect the results of our operations:

•	company-specific factors, such as facility integrity issues and maintenance requirements that impact the throughput rates of our assets;

•	seasonal factors that affect the demand for products transported by and/or stored in our assets and the demand for products we sell, particularly asphalt;

•	industry factors, such as changes in the prices of petroleum products that affect demand and operations of our competitors;

•	factors such as commodity price volatility that impact our asphalt and fuels marketing segment; and

•
other factors, such as refinery utilization rates and maintenance turnaround schedules, that impact our refineries as well as the operations of refineries served by our storage and transportation assets.

RESULTS OF OPERATIONS
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Financial Highlights
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2011	2010	Change
Statement of Income Data:
Revenues:
Service revenues	$825,938	$791,314	$34,624
Product sales	5,749,317	3,611,747	2,137,570
Total revenues	6,575,255	4,403,061	2,172,194

Costs and expenses:
Cost of product sales	5,460,520	3,350,429	2,110,091
Operating expenses	529,002	486,032	42,970
General and administrative expenses	103,453	110,241	(6,788)
Depreciation and amortization expense	168,286	153,802	14,484
Total costs and expenses	6,261,261	4,100,504	2,160,757

Operating income	313,994	302,557	11,437
Equity in earnings of joint venture	11,458	10,500	958
Interest expense, net	(83,681)	(78,280)	(5,401)
Other (expense) income, net	(3,291)	15,934	(19,225)
Income before income tax expense	238,480	250,711	(12,231)
Income tax expense	16,879	11,741	5,138
Net income	$221,601	$238,970	$(17,369)
Net income per unit applicable to limited partners	$2.78	$3.19	$(0.41)
Weighted-average limited partner units outstanding	65,018,301	62,946,987	2,071,314
Annual Highlights
Segment operating income increased $5.5 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, due to increased operating income from the storage segment, partially offset by decreased operating income from the transportation and asphalt and fuels marketing segments. Consolidated operating income benefited from the increased segment operating income and lower general and administrative expenses. However, net income decreased $17.4 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to a decrease in other income.

Segment Operating Highlights
(Thousands of Dollars, Except Barrel/Day Information)

	Year Ended December 31,
	2011	2010	Change
Storage:
Throughput (barrels/day)	693,269	669,435	23,834
Throughput revenues	$80,246	$75,605	$4,641
Storage lease revenues	486,525	444,233	42,292
Total revenues	566,771	519,838	46,933
Operating expenses	285,639	263,820	21,819
Depreciation and amortization expense	87,737	77,071	10,666
Segment operating income	$193,395	$178,947	$14,448

Transportation:
Refined products pipelines throughput (barrels/day)	514,261	529,946	(15,685)
Crude oil pipelines throughput (barrels/day)	305,890	371,726	(65,836)
Total throughput (barrels/day)	820,151	901,672	(81,521)
Throughput revenues	$311,514	$316,072	$(4,558)
Operating expenses	114,726	116,884	(2,158)
Depreciation and amortization expense	51,175	50,617	558
Segment operating income	$145,613	$148,571	$(2,958)

Asphalt and Fuels Marketing:
Product sales	$5,759,099	$3,615,890	$2,143,209
Cost of product sales	5,490,384	3,371,854	2,118,530
Gross margin	268,715	244,036	24,679
Operating expenses	160,850	132,918	27,932
Depreciation and amortization expense	22,636	20,257	2,379
Segment operating income	$85,229	$90,861	$(5,632)

Consolidation and Intersegment Eliminations:
Revenues	$(62,129)	$(48,739)	$(13,390)
Cost of product sales	(29,864)	(21,425)	(8,439)
Operating expenses	(32,213)	(27,590)	(4,623)
Total	$(52)	$276	$(328)

Consolidated Information:
Revenues	$6,575,255	$4,403,061	$2,172,194
Cost of product sales	5,460,520	3,350,429	2,110,091
Operating expenses	529,002	486,032	42,970
Depreciation and amortization expense	161,548	147,945	13,603
Segment operating income	424,185	418,655	5,530
General and administrative expenses	103,453	110,241	(6,788)
Other depreciation and amortization expense	6,738	5,857	881
Consolidated operating income	$313,994	$302,557	$11,437

Storage
Storage revenues increased $46.9 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to:

•	an increase of $18.8 million from completed tank expansion projects at our St. Eustatius and St. James terminals;

•
an increase of $8.7 million at our St. Eustatius facility mainly due to increased throughput and related handling fees, as well as new customer contracts, rate escalations and increased reimbursable revenues;

•	an increase of $7.0 million across various domestic terminals due to rate escalations, new customer contracts, and increased reimbursable revenues;

•	an increase of $6.4 million related to the Turkey Acquisition and the Asphalt Holdings Acquisition; and

•	an increase of $5.1 million at our UK and Amsterdam terminals, primarily due to the effect of foreign exchange rates and new customer contracts.
Operating expenses increased $21.8 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to increased expenses at our St. Eustatius and UK terminals resulting from the increased activity discussed above, cancelled capital projects, the Turkey Acquisition and the Asphalt Holdings Acquisition.
Depreciation and amortization expense increased $10.7 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to the completion of various terminal upgrade and expansion projects, the Turkey Acquisition and the Asphalt Holdings Acquisition.
Transportation
Revenues decreased $4.6 million and throughputs decreased 81,521 barrels per day for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to:

•
a decrease in revenues of $8.5 million and a decrease in throughputs of 32,395 barrels per day on our crude oil and refined product pipelines serving the Three Rivers refinery mainly due to a turnaround in 2011 and the customer receiving crude oil from alternate sources, thus reducing the volume transported on our crude oil pipeline;

•
a decrease in revenues of $6.2 million and a decrease of 48,564 barrels per day on our pipelines serving the Ardmore refinery, mainly due to a turnaround in March and April 2011, followed by operational issues and a shift in supply volumes; and

•
a decrease in revenues of $5.3 million and a decrease in throughputs of 18,453 barrels per day on the Houston pipeline mainly due to market conditions that favored exporting instead of shipping on our pipeline.

These decreases in revenues were partially offset by:

•
an increase in revenues of $7.0 million and an increase in throughputs of 14,891 barrels per day on pipelines serving the McKee refinery mainly due to increased crude run rates in 2011 resulting from more favorable economic conditions compared to 2010, as well as operational issues and turnaround activity at the refinery in 2010;

•
an increase in revenues of $4.6 million and an increase in throughputs of 8,123 barrels per day on two reactivated pipelines in South Texas due to increased activity in the Eagle Ford shale formation area; and

•
an increase in revenues of $4.5 million and an increase in throughputs of 4,349 barrels per day on the North Pipeline mainly due to turnaround activity during the second quarter of 2010 at the refinery served by the pipeline.

Asphalt and Fuels Marketing
Sales and cost of product sales increased $2,143.2 million and $2,118.5 million, respectively, resulting in an increase in total gross margin of $24.7 million for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in total gross margin was primarily due to an increase of $35.0 million in the gross margin from our fuels marketing operations resulting from increased volumes and higher sales prices in 2011 for our crude trading, fuel oil trading and bunker fuel sales.

The San Antonio refinery contributed $18.6 million to the increase in gross margin, which included $16.4 million in hedge gains. During the fourth quarter of 2011, we decided to adjust the refinery's operations, which caused a shift in the future production yields of the San Antonio refinery. This change caused certain forecasted sales of gasoline products to be replaced with distillate sales; therefore, we concluded these forecasted gasoline sales were probable not to occur, and we discontinued cash flow hedging treatment for the related commodity contracts. We recorded gains of $16.4 million related to these contracts for the year ended December 31, 2011.

These increases in gross margin were partially offset by a decrease of $28.9 million in the gross margin from our asphalt operations, mainly due to a decrease in sales volumes, as well as a lower gross margin per barrel. Volumes decreased in 2011 due to weak demand for asphalt in our market. Midwest refiners, which currently have access to lower cost crude oil, sold lower-priced asphalt in our market, which contributed to the decrease in volumes and gross margin per barrel. The gross margin per barrel for our asphalt operations decreased to $7.49 for the year ended December 31, 2011, compared to $7.73 for the year ended December 31, 2010.
Operating expenses increased $27.9 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to higher idle capacity costs at our asphalt refineries, increased rental expenses resulting mainly from additional tank rentals and the San Antonio Refinery Acquisition.
Depreciation and amortization expense increased $2.4 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due the San Antonio Refinery Acquisition and amortization of deferred costs related to completed turnarounds at our asphalt refineries.
Consolidation and Intersegment Eliminations
Revenue, cost of product sales and operating expense eliminations primarily relate to storage and transportation fees charged to the asphalt and fuels marketing segment by the transportation and storage segments. The increases in consolidation and intersegment eliminations for the year ended December 31, 2011, compared to the year ended December 31, 2010, were mainly due to higher additional tank rentals by the asphalt and fuels marketing segment from the storage segment.
General
General and administrative expenses decreased $6.8 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to lower compensation expense associated with our long-term incentive plans, which fluctuates with our unit price.
Interest expense, net increased $5.4 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, mainly due to the issuance of $450.0 million of 4.80% senior notes in August 2010, partially offset by a lower weighted-average pay rate on our fixed-to-floating interest rate swaps.
Other (expense) income, net consisted of the following:

	Year Ended December 31,
	2011	2010
	(Thousands of Dollars)
Storage agreement early termination costs	$(5,000)	$—
Contingent loss adjustment	(3,250)	—
Gain from insurance recoveries	—	13,500
Gain (loss) from sale or disposition of assets	262	(510)
Foreign exchange gains (losses)	2,078	(1,507)
Other, net	2,619	4,451
Other (expense) income, net	$(3,291)	$15,934

For the year ended December 31, 2011, “Other (expense) income, net” included $5.0 million in costs associated with the early termination of a third-party storage agreement at our Paulsboro, New Jersey asphalt refinery and a contingent loss adjustment of $3.3 million related to the Eres matter discussed in Note 13. Commitments and Contingencies in Item 8. “Financial Statements and Supplemental Data.” The gain from insurance recoveries for the year ended December 31, 2010 resulted from insurance claims related to damage primarily at our Texas City, Texas terminal caused by Hurricane Ike in 2008.
Income tax expense increased $5.1 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, mainly due to the reversal of a deferred tax asset valuation allowance in 2010. The receipt of $13.5 million in insurance proceeds in 2010 related to Hurricane Ike and the Asphalt Holdings Acquisition caused us to reevaluate the recorded valuation allowance related to certain net operating loss carryforwards previously expected to expire unused. In addition, income tax expense in 2011 increased as a result of higher taxable income subject to the Texas Margins Tax.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Financial Highlights
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2010	2009	Change
Statement of Income Data:
Revenues:
Service revenues	$791,314	$745,349	$45,965
Product sales	3,611,747	3,110,522	501,225
Total revenues	4,403,061	3,855,871	547,190

Costs and expenses:
Cost of product sales	3,350,429	2,883,187	467,242
Operating expenses	486,032	458,892	27,140
General and administrative expenses	110,241	94,733	15,508
Depreciation and amortization expense	153,802	145,743	8,059
Total costs and expenses	4,100,504	3,582,555	517,949

Operating income	302,557	273,316	29,241
Equity in earnings of joint venture	10,500	9,615	885
Interest expense, net	(78,280)	(79,384)	1,104
Other income, net	15,934	31,859	(15,925)
Income before income tax expense	250,711	235,406	15,305
Income tax expense	11,741	10,531	1,210
Net income	$238,970	$224,875	$14,095
Net income per unit applicable to limited partners	$3.19	$3.47	$(0.28)
Weighted-average limited partner units outstanding	62,946,987	55,232,467	7,714,520
Annual Highlights
Net income increased $14.1 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to increased segment operating income, which was partially offset by an increase in general and administrative expenses and a decrease in other income.
Segment operating income increased $45.7 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, mainly due to increased operating income from our asphalt and fuels marketing segment. Operating income in our transportation and storage segments also increased compared to 2009.

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
Storage lease revenues increased $35.0 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to:

•	an increase of $18.8 million mainly at our Gulf Coast and West Coast terminals primarily due to rate escalations and new customer contracts, as well as higher throughput and related handling fees;

•	an increase of $7.1 million related to the Asphalt Holdings Acquisition in May 2010;

•	an increase of $5.2 million at our international terminals mainly due to rate escalations, new customer contracts and higher throughput and related handling fees; and

•	an increase of $3.9 million due to completed tank expansion projects at our Amsterdam, St. Eustatius and Texas City terminals.
Operating expenses increased $18.4 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to:

•	an increase of $10.9 million mainly related to higher salary and wage expenses resulting from increased headcount and increases in other employee benefit expenses;

•	an increase of $5.0 million related to the Asphalt Holdings Acquisition in May 2010;

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
Other income, net consisted of the following:

	Year Ended December 31,
	2010	2009
	(Thousands of Dollars)
Gain from insurance recoveries	$13,500	$9,382
(Loss) gain from sale or disposition of assets	(510)	21,320
Foreign exchange losses	(1,507)	(5,118)
Other	4,451	6,275
Other income, net	$15,934	$31,859
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

TRENDS AND OUTLOOK
We expect our operating income for 2012 to be higher than 2011 mainly due to increases in the earnings from all three of our reportable segments.

Storage Segment
We continue to pursue growth in this segment through expansion and optimization of our existing assets. We expect our 2012 results to benefit from internal growth projects that we completed in 2011, including our 3.2 million barrel storage tank expansion project at our St. James, Louisiana terminal facility completed during the third quarter of 2011. In addition, our 2012 results should benefit from new internal growth projects at our St. James, Louisiana, Texas City, Texas, and St. Eustatius terminal facilities, a portion of which should be completed in 2012. As a result, we expect our earnings in 2012 for the storage segment to exceed 2011.

Transportation Segment
We expect throughputs for 2012 to be higher than 2011 mainly as a result of the pipeline expansion projects completed in 2011 that serve Eagle Ford shale production. The tariffs on our pipelines regulated by the Federal Energy Regulatory Commission, which adjust annually on July 1st based upon changes in the producer price index, are expected to increase effective July 1, 2012. We are continuing our strategy for growth in this segment into 2012 through construction of new assets and optimization of existing assets. We expect to benefit in 2012 from the tariff increase, the completion of expansion projects during 2012, and a full year's contribution of the pipeline expansion projects completed in 2011. Therefore, we expect the transportation segment earnings for 2012 to be higher than 2011.

Asphalt and Fuels Marketing Segment
In 2012, we plan on making further investments to improve the results of our asphalt and fuels marketing segment. In an attempt to improve margins from our asphalt operations, we are taking steps to diversify our crude supply and upgrade our product slate. Weak demand for asphalt that we experienced in our markets in 2011 could continue into 2012. We currently expect the results in 2012 for the asphalt and fuels marketing segment to improve compared to 2011.

Our outlook for the company overall could change depending on, among other things, the prices of crude oil, the state of the economy, changes to refinery maintenance schedules and other factors that affect overall demand for the products we store, transport and sell, as well as changes in commodity prices for the products we market.

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary cash requirements are for distributions to partners, working capital, including inventory purchases, debt service, capital expenditures, acquisitions and operating expenses. On an annual basis, we attempt to fund our operating expenses, interest expense, reliability capital expenditures and distribution requirements with cash generated from our operations. If we do not generate sufficient cash from operations to meet those requirements, we utilize available borrowing capacity under our $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement) and, to the extent necessary, funds raised through equity or debt offerings under our shelf registration statements. Additionally, we typically fund our strategic capital expenditures from external sources, primarily borrowings under our revolving credit agreement or funds raised through equity or debt offerings. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control. The volatility of the capital and credit markets could restrict our ability to issue debt or equity or may increase our cost of capital beyond rates acceptable to us.
Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$94,468	$362,500	$180,582
Investing activities	(443,254)	(300,215)	(167,705)
Financing activities	186,721	56,266	(2,672)
Effect of foreign exchange rate changes on cash	(1,559)	564	6,426
Net (decrease) increase in cash and cash equivalents	$(163,624)	$119,115	$16,631
Net cash provided by operating activities for the year ended December 31, 2011 was $94.5 million, compared to $362.5 million for the year ended December 31, 2010, primarily due to higher investments in working capital in 2011 compared to 2010. Our working capital increased by $265.5 million in 2011, compared to $6.9 million in 2010. The Working Capital Requirements section below discusses the reasons for the changes in working capital. Our significant investment in working capital in 2011 caused our cash generated from operations to fall short of our cash requirements for reliability capital expenditures and distributions. As a result, we utilized borrowings under our 2007 Revolving Credit Agreement and Gulf Opportunity Zone revenue bonds, combined with cash on hand, to fund that shortfall, our strategic capital expenditures and acquisitions. We used the net proceeds of $324.0 million from our issuance of common units, including the general partner contribution to maintain its 2% general partner interest, to reduce outstanding borrowings under our 2007 Revolving Credit Agreement.
For the year ended December 31, 2010, net cash provided by operating activities was used to fund distributions to unitholders and the general partner in the aggregate amount of $305.2 million and reliability capital expenditures. We used net proceeds of $245.2 million from our issuance of common units and the net proceeds of $445.4 million from the issuance of senior notes to reduce outstanding borrowings under our 2007 Revolving Credit Agreement, fund the Asphalt Holdings Acquisition and fund our strategic capital expenditures. Cash flows from investing activities also include insurance proceeds of $13.5 million related to damages caused by Hurricane Ike in the third quarter of 2008 primarily at our Texas City terminal.
For the year ended December 31, 2009, we generated cash from operations of $180.6 million. In 2009, our working capital increased by $142.9 million, including an increase in inventory of $157.4 million. Our investment in working capital and lower earnings in 2009 caused our cash generated from operations to be less than our cash requirements for reliability capital expenditures and distributions. As a result, we utilized borrowings under our revolving credit agreement as well as the proceeds from our equity offering to fund that shortfall and our strategic capital expenditures. Additionally, we received $41.1 million from the sale of assets and insurance proceeds, which is included in cash flows from investing activities.
2007 Revolving Credit Agreement
As of December 31, 2011, we had $534.1 million available for borrowing under our 2007 Revolving Credit Agreement. The 2007 Revolving Credit Agreement requires that we maintain certain financial ratios and includes other restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreements, exist or would result from the distribution. Due to a covenant in our 2007 Revolving Credit Agreement that requires us to maintain, as of the end of any four consecutive fiscal quarters, a consolidated debt coverage ratio (Consolidated Indebtedness to Consolidated EBITDA, as defined in the 2007 Revolving Credit Agreement) not to exceed 5.00-to-1.00, we may not be able to borrow the maximum available amount. On

March 7, 2011, we amended the 2007 Revolving Credit Agreement to exclude unused proceeds from the Gulf Opportunity Zone bond issuances from total indebtedness in the calculation of the consolidated debt coverage ratio. As of December 31, 2011, the consolidated debt coverage ratio was 4.1x.
Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued Revenue Bonds (NuStar Logistics, L.P. Project) Series 2008, Series 2010, Series 2010A, Series 2010B and Series 2011 associated with our St. James terminal expansion pursuant to the Gulf Opportunity Zone Act of 2005 (Gulf Opportunity Zone Revenue Bonds). The interest rate on these bonds is based on a weekly tax-exempt bond market interest rate, and interest is paid monthly. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansion. The amount remaining in trust is included in “Other long-term assets, net,” and the amount of bonds issued is included in “Long-term debt, less current portion” in our consolidated balance sheets.
NuStar Logistics is solely obligated to service the principal and interest payments associated with the bonds. Certain lenders under our 2007 Revolving Credit Agreement issued letters of credit on our behalf to guarantee the payment of interest and principal on the bonds. These letters of credit rank equally with existing senior unsecured indebtedness of NuStar Logistics.
The following table summarizes Gulf Opportunity Zone Revenue Bonds outstanding as of December 31, 2011:

Date Issued	Maturity Date	Amount Outstanding	Amount of Letter of Credit	Amount Received from Trustee	Amount Remaining in Trust	Average Annual Interest Rate
			(Thousands of Dollars)
June 26, 2008	June 1, 2038	$55,440	$56,169	$55,440	$—	0.18%
July 15, 2010	July 1, 2040	100,000	101,315	100,000	—	0.18%
October 7, 2010	October 1, 2040	50,000	50,658	24,580	25,420	0.18%
December 29, 2010	December 1, 2040	85,000	86,118	835	84,165	0.18%
August 29, 2011	August 1, 2041	75,000	76,085	11,229	63,771	0.15%
	Total	$365,440	$370,345	$192,084	$173,356
Shelf Registration Statements and Issuance of Common Units
Our shelf registration statement on Form S-3 became effective on April 29, 2011, which permits us to offer and sell various types of securities, including NuStar Energy common units and debt securities of NuStar Logistics and NuPOP, having an aggregate value of up to $200.0 million (the 2011 Shelf Registration Statement). The 2011 Shelf Registration Statement is in addition to our shelf registration statement on Form S-3 that was effective on May 13, 2010 (the 2010 Shelf Registration Statement). The 2010 Shelf Registration Statement permits us to offer and sell various types of securities, including NuStar Energy common units and debt securities of NuStar Logistics and NuPOP.
On May 23, 2011, in connection with the 2011 Shelf Registration Statement, we entered into an Equity Distribution Agreement
(the Equity Distribution Agreement) with Citigroup Global Markets Inc. (Citigroup). Under the Equity Distribution Agreement,
we may from time to time sell an aggregate of up to $200.0 million NuStar Energy common units representing limited partner interests, using Citigroup as our sales agent. Sales of common units will be made by means of ordinary brokers' transactions on the New York Stock Exchange at market prices, in block transactions or as otherwise agreed by us and Citigroup. Under the terms of the Equity Distribution Agreement, we may also sell common units to Citigroup as principal for its own account at a price to be agreed upon at the time of sale. In September and October 2011, we sold 108,029 NuStar Energy common units under the Equity Distribution Agreement for net proceeds of $6.0 million, including a contribution of $0.1 million from our general partner to maintain its 2% general partner interest.
On December 9, 2011, we issued 6,037,500 common units representing limited partner interests at a price of $53.45 per unit. We used the net proceeds from this offering of $318.0 million, including a contribution of $6.6 million from our general partner to maintain its 2% general partner interest, mainly to reduce outstanding borrowings under our 2007 Revolving Credit Agreement.
If the capital markets become more volatile, our access to the capital markets may be limited, or we could face increased costs.
In addition, it is possible that our ability to access the capital markets may be limited at a time when we would like or need access, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

Capital Requirements
Our operations require significant investments to maintain, upgrade or enhance the operating capacity of our existing assets. Our capital expenditures consist of:

•	reliability capital expenditures, such as those required to maintain equipment reliability and safety; and

•
strategic capital expenditures, such as those to expand and upgrade pipeline capacity, terminal facilities or refinery operations and to construct new pipelines, terminals and storage tanks. In addition, strategic capital expenditures may include acquisitions of pipelines, terminals or storage tank assets, as well as certain capital expenditures related to support functions.

During the year ended December 31, 2011, our reliability capital expenditures totaled $50.3 million, consisting of $41.3 million primarily related to maintenance upgrade projects at our terminals, which are classified as "Reliability capital expenditures" in the consolidated statements of cash flows, and $9.0 million of turnaround expenditures at our refineries, which are classified as "Investment in other long-term assets" in our consolidated statements of cash flows. Strategic capital expenditures for the year ended December 31, 2011 totaled $294.3 million and were primarily related to projects at our St. James, Louisiana and St. Eustatius terminals and our corporate office.
For 2012, we expect to incur approximately $420.0 million of capital expenditures, including approximately $45.0 million for reliability capital projects and $375.0 million for strategic capital expenditures, not including acquistions. We continue to evaluate our capital budget and make changes as economic conditions warrant. Depending upon current economic conditions, our actual capital expenditures for 2012 may exceed or be lower than the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2012, and our internal growth projects can be accelerated or scaled back depending on the capital markets.
Working Capital Requirements
The operations of the asphalt and fuels marketing segment require us to invest substantial amounts in working capital. Our inventory balances can vary significantly due to production levels, demand for our products and the cost of crude oil. Within our asphalt operations, we typically employ a winterfill strategy that involves manufacturing and purchasing inventory at times when demand and prices are seasonally lower, and storing that inventory until it can be sold at higher prices. Our refined product inventory volumes may also fluctuate as a result of our strategy to take advantage of contango markets, which occur when future prices for products exceed current prices. At times when the market is in contango, we purchase inventory at lower prices and store it until we can sell it at higher prices, which may require that we store inventory over an extended period of time.
Within working capital, our inventory balances increased by $160.1 million during the year ended December 31, 2011, compared to $26.6 million during the year ended December 31, 2010, mainly due to rising crude oil prices in 2011. In addition, inventory volumes increased in 2011 primarily due to increased heavy fuel trading activity. In addition, accounts receivable increased by $231.0 million during the year ended December 31, 2011, compared to $90.4 million during the year ended December 31, 2010, mainly due to higher overall sales, resulting mainly from increased crude and heavy fuel trading activity and the San Antonio Refinery Acquisition.
Higher inventory balances would typically also result in higher amounts of accounts payable, offsetting the impact to working capital. In 2011, accounts payable increased $140.9 million, compared to $81.0 million in 2010, partially offsetting the increase in inventory. With respect to our contango and asphalt winterfill strategies, we typically pay for the inventory prior to selling it. Due to the potential for this discrepancy in timing between paying for and selling our inventory, increases in our accounts payable will not always offset increases in our inventory balances within our working capital. As a result, the volume of inventory we maintain and the average cost of those inventories associated with our contango and asphalt winterfill strategies can significantly affect our working capital requirements.
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

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$6,630	$6,227	$5,430
General partner incentive distribution	36,326	33,304	28,712
Total general partner distribution	42,956	39,531	34,142
Limited partners’ distribution	288,550	271,847	237,308
Total cash distributions	$331,506	$311,378	$271,450

Cash distributions per unit applicable to limited partners	$4.360	$4.280	$4.245
Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter.
In January 2012, we declared a quarterly cash distribution of $1.095 that was paid on February 10, 2012 to unitholders of record on February 7, 2012. This distribution related to the fourth quarter of 2011 and totaled $89.1 million, of which $11.6 million represented our general partner’s interest and incentive distribution.
Debt Obligations
We are a party to the following debt agreements:

•	the 2007 Revolving Credit Agreement due December 10, 2012, with a balance of $229.3 million as of December 31, 2011;

•
NuStar Logistics’ 6.875% senior notes due July 15, 2012 with a face value of $100.0 million; 6.05% senior notes due March 15, 2013 with a face value of $229.9 million; 7.65% senior notes due April 15, 2018 with a face value of $350.0 million; and 4.80% senior notes due September 1, 2020 with a face value of $450.0 million;

•	NuPOP’s 7.75% senior notes due February 15, 2012; and 5.875% senior notes due June 1, 2013 with an aggregate face value of $500.0 million;

•	NuStar Logistics’ $365.4 million Gulf Opportunity Zone Revenue Bonds due from 2038 to 2041;

•	the £21 million term loan due December 11, 2012 (UK Term Loan); and

•
the $12.0 million note payable in annual installments through December 31, 2015 to the Port of Corpus Christi Authority of Nueces County, Texas, with a balance of $0.9 million as of December 31, 2011, associated with the construction of a crude oil storage facility in Corpus Christi, Texas (Port Authority of Corpus Christi Note Payable).

Management believes that, as of December 31, 2011, we are in compliance with all ratios and covenants of both the 2007 Revolving Credit Agreement and the UK Term Loan, which has substantially the same covenants as the 2007 Revolving Credit Agreement. Our other long-term debt obligations do not contain any financial covenants that differ from those contained in the 2007 Revolving Credit Agreement. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments.
Please refer to Note 11 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of our debt agreements.

Credit Ratings
The following table reflects the outlook and ratings that have been assigned to the debt of our wholly owned subsidiaries as of December 31, 2011:

	Standard & Poor’s	Moody’s Investor Service	Fitch

Ratings	BBB-	Baa3	BBB-
Outlook	Stable	Stable	Negative
Interest Rate Swaps
As of December 31, 2011 and 2010, we were a party to fixed-to-floating interest rate swap agreements and forward-starting swap agreements for the purpose of hedging interest rate risk. The following table aggregates information about our interest rate swaps agreements:

	Notional Amount		Fair Value
	December 31,		December 31,
	2011	2010	2011	2010
	(Thousands of Dollars)
Type of interest rate swap agreements:
Fixed-to-floating	$270,000	$617,500	$2,335	$(18,820)
Forward-starting	$500,000	$500,000	$(49,199)	$35,000
Please refer to Note 2 and Note 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion on our interest rate swaps.
Long-Term Contractual Obligations
The following table presents our long-term contractual obligations and commitments and the related payments due, in total and by period, as of December 31, 2011:

	Payments Due by Period
	2012	2013	2014	2015	2016	Thereafter	Total
	(Thousands of Dollars)
Long-term debt maturities	$612,751	$479,932	$—	$—	$—	$1,165,440	$2,258,123
Interest payments	88,778	63,003	48,704	48,704	48,704	134,632	432,525
Operating leases	83,157	71,034	58,516	54,282	27,508	114,614	409,111
Purchase obligations:
Crude oil	3,220,237	3,220,237	3,189,385	712,502	—	—	10,342,361
Other purchase obligations	8,082	6,687	5,510	978	177	—	21,434
Long-term debt maturities in the table represent our scheduled future maturities of long-term debt principal for the periods indicated. We have $612.8 million of debt maturing in 2012. On February 2, 2012, NuStar Logistics issued $250.0 million of 4.75% senior notes under our 2010 Shelf Registration Statement. The net proceeds of $247.5 million were used to repay the outstanding principal amount of the 7.75% senior notes due February 15, 2012. We intend to repay our $100.0 million 6.875% senior notes due July 15, 2012 with borrowings under our 2007 Revolving Credit Agreement. We are currently in negotiations to renew our 2007 Revolving Credit Agreement in 2012.
The interest payments calculated for our variable-rate debt are based on the outstanding borrowings and the interest rate as of December 31, 2011. The interest payments on our fixed-rate debt are based on the stated interest rates, the outstanding balances as of December 31, 2011 and interest payment dates.
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
Our crude oil purchase obligations consist of a crude supply agreement to purchase an annual average of 75,000 barrels per day of crude oil over a minimum seven-year period from an affiliate of Petróleos de Venezuela S. A. (PDVSA), the national oil company of Venezuela, and a crude purchase agreement with Statoil Brasil Oleo E Gas Limitada (Statoil) that we entered into on November 17, 2010. Our agreement with Statoil commits us to purchase an average of 10,000 barrels per day of crude oil over a three-year period, which began in December 2011. The value of these two crude oil purchase obligations fluctuates according to a market-based pricing formula using published market indices, subject to adjustment per the agreements. We estimated the value of the crude oil purchase obligations based on market prices as of December 31, 2011.
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
The balance of and changes in our accruals for environmental matters as of and for the years ended December 31, 2011 and 2010 are included in Note 12 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data.” We believe that we have adequately accrued for our environmental exposures.
Contingencies
We are subject to certain loss contingencies, the outcomes of which could have an adverse effect on our cash flows and results of operations, as further disclosed in Note 13 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data.”

RELATED PARTY TRANSACTIONS
Our operations are managed by NuStar GP, LLC, the general partner of our general partner. Under the services agreement described below and in Note 16 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data,” employees of NuStar GP, LLC provide services to both NuStar Energy and NuStar GP Holdings; therefore, we reimburse NuStar GP, LLC for all costs related to its employees, other than costs associated with NuStar GP Holdings. Related party revenues result from storage agreements between our Turkey subsidiary and the noncontrolling shareholder.
We had a payable to NuStar GP, LLC of $6.7 million and $10.3 million as of December 31, 2011 and 2010, respectively, with both amounts representing payroll, employee benefit plan expenses and unit-based compensation. We also had a long-term payable to NuStar GP, LLC as of December 31, 2011 and 2010 of $14.5 million and $10.1 million, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits.
The following table summarizes information pertaining to related party transactions:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars)
Revenues	$1,039	$—	$—
Operating expenses	$150,159	$137,634	$124,827
General and administrative expenses	$66,623	$71,554	$58,878
NuStar Energy and NuStar GP, LLC entered into a services agreement effective January 1, 2008 (the GP Services Agreement). On July 19, 2006, we entered into a non-compete agreement with NuStar GP Holdings, Riverwalk Logistics, L.P., and NuStar GP, LLC effective on December 22, 2006 (the Non-Compete Agreement). Please refer to Note 16 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of agreements with NuStar GP Holdings.

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

We perform an assessment of goodwill annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. Our qualitative annual assessment includes, among other things, industry and market considerations, overall financial performance, other entity-specific events and events affecting individual reporting units. If after assessing the totality of events or circumstances for each reporting unit, we determine that it is more likely than not that the carrying value exceeds its fair value amount, then an impairment test is performed on that reporting unit.

The goodwill assessment and, if necessary, the impairment test is performed for each reporting unit to which goodwill has been allocated, consisting of the following:

•	crude oil pipelines;

•	refined product pipelines;

•	refined product terminals, excluding our St. Eustatius and Point Tupper facilities;

•	St. Eustatius and Point Tupper terminal operations;

•	bunkering activity at our St. Eustatius and Point Tupper facilities; and

•	asphalt operations.
An impairment loss should be recognized only if the carrying amount of the asset/goodwill is not recoverable and exceeds its fair value. In order to test for recoverability, management must make estimates of projected cash flows related to the asset which include, but are not limited to, assumptions about the use or disposition of the asset, estimated remaining life of the asset, and future expenditures necessary to maintain the asset’s existing service potential. In order to determine fair value, management must make certain estimates and assumptions including, among other things, an assessment of market conditions, projected cash flows, investment rates, interest/equity rates and growth rates, that could significantly impact the fair value of the long-lived asset or goodwill. Due to the subjectivity of the assumptions used for the qualitative analysis and, if necessary, to test for recoverability and to determine fair value, significant impairment charges could result in the future, thus affecting our future reported net income.
Derivative Financial Instruments
We utilize various derivative instruments to: (i) manage our exposure to commodity price risk, (ii) manage our exposure to interest rate risk and (iii) attempt to profit from market fluctuations. We record derivative instruments in the consolidated balance sheets at fair value, and apply hedge accounting when appropriate. We record changes to the fair values of derivative instruments in earnings for fair value hedges or as part of "Accumulated other comprehensive income" (AOCI) for the effective portion of cash flow hedges. We reclassify the effective portion of cash flow hedges from AOCI to earnings when the underlying forecasted transaction occurs or becomes probable not to occur. We recognize ineffectiveness resulting from our derivatives immediately in earnings. With respect to cash flow hedges, we must exercise judgment to assess the probability of the forecasted transaction, which, among other things, depends upon market factors and our ability to reliably operate our assets.
Environmental Liabilities
Environmental remediation costs are expensed and an associated accrual established when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. These environmental obligations are based on estimates of probable undiscounted future costs over a 20-year time period using currently available technology and applying current regulations, as well as our own internal environmental policies. The environmental liabilities have not been reduced by possible recoveries from third parties. Environmental costs include initial site surveys, costs for remediation and restoration and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Environmental liabilities are difficult to assess and estimate due to unknown factors, such as the timing and extent of remediation, the determination of our liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental laws and regulations may change in the future. We believe that we have adequately accrued for our environmental exposures.
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
Interest Rate Risk
We manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, we utilize fixed-to-floating interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt. We also enter into forward-starting interest rate swap agreements to lock in the rate on the interest payments related to forecasted debt issuances. Borrowings under the 2007 Revolving Credit Agreement and the Gulf Opportunity Zone Revenue Bonds expose us to increases in applicable interest rates.
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

	December 31, 2011
	Expected Maturity Dates
	2012	2013	2014	2015	2016	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$383,456	$479,932	$—	$—	$—	$800,000	$1,663,388	$1,787,532
Weighted-average interest rate	7.4%	6.0%	—	—	—	6.0%	6.3%
Variable rate	$229,295	$—	$—	$—	$—	$365,440	$594,735	$590,033
Weighted-average interest rate	1.2%	—	—	—	—	0.1%	0.5%
Interest Rate Swaps Fixed-to-Floating:
Notional amount	$—	$—	$—	$—	$—	$270,000	$270,000	$2,335
Weighted-average pay rate	3.2%	3.4%	3.7%	4.4%	4.9%	5.7%	4.7%
Weighted-average receive rate	4.8%	4.8%	4.8%	4.8%	4.8%	4.8%	4.8%

	December 31, 2010
	Expected Maturity Dates
	2011	2012	2013	2014	2015	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$832	$383,687	$479,986	$—	$—	$800,000	$1,664,505	$1,775,842
Weighted-average interest rate	8.0%	7.4%	6.0%	—	—	6.0%	6.3%
Variable rate	$—	$188,282	$—	$—	$—	$290,440	$478,722	$473,348
Weighted-average interest rate	—	1.0%	—	—	—	0.3%	0.6%
Interest Rate Swaps Fixed-to-Floating:
Notional amount	$—	$60,000	$107,500	$—	$—	$450,000	$617,500	$(18,820)
Weighted-average pay rate	2.5%	3.3%	4.3%	5.3%	6.1%	6.8%	5.4%
Weighted-average receive rate	5.2%	5.2%	5.0%	4.8%	4.8%	4.8%	4.9%

The following table presents information regarding our forward-starting interest rate swaps:

Notional Amount	Period of Hedge	Weighted- Average Fixed Rate	Fair Value
			December 31, 2011	December 31, 2010
(Thousands of Dollars)			(Thousands of Dollars)
$125,000	03/13 – 03/23	3.5%	$(12,720)	$8,717
150,000	06/13 – 06/23	3.5%	(14,470)	11,243
225,000	02/12 – 02/22	3.1%	(22,009)	15,040
$500,000		3.3%	$(49,199)	$35,000
Commodity Price Risk
Since the operations of our asphalt and fuels marketing segment expose us to commodity price risk, we enter into derivative instruments to attempt to mitigate the effects of commodity price fluctuations. The derivative instruments we use consist primarily of commodity futures and swap contracts. Please refer to our derivative financial instruments accounting policy in Note 2 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data” for further information.
We have a risk management committee that oversees our trading controls and procedures and certain aspects of risk management. Our risk management committee also reviews all new risk management strategies in accordance with our risk management policy, which was approved by our board of directors.
In connection with our acquisition of the San Antonio Refinery, we entered into commodity swap contracts to hedge the price risk associated with the refinery. These contracts fix the purchase price of crude oil and sales prices of refined products for a portion of the expected production of the San Antonio Refinery, thereby mitigating the risk of volatility of future cash flows associated with hedged volumes. These contracts qualified and we designated them as cash flow hedges.
The commodity contracts disclosed below represent only those contracts exposed to commodity price risk at the end of the period. Please refer to Note 15 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data” for the volume and related fair value of all commodity contracts.

	December 31, 2011
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(refined products)	20	N/A	$121.65	$(15)

Cash Flow Hedges:
Swaps – long:
(crude oil)	9,353	$106.69	N/A	$(103,078)
Swaps – short:
(refined products)	8,805	N/A	$127.97	$126,067

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	643	$98.79	N/A	$919
Futures – short:
(crude oil and refined products)	800	N/A	$101.77	$(2,075)
Swaps – long:
(refined products)	1,355	$97.25	N/A	$(1,455)
Swaps – short:
(refined products)	2,283	N/A	$101.20	$8,756
Forward purchase contracts:
(crude oil)	2,294	$106.01	N/A	$(1,803)
Forward sales contracts:
(crude oil)	2,294	N/A	$105.20	$3,683

Total fair value of open positions exposed to commodity price risk				$30,999

	December 31, 2010
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(crude oil and refined products)	436	N/A	$96.00	$(1,015)
Swaps – long:
(refined products)	380	$76.05	N/A	$(557)
Swaps – short:
(refined products)	823	N/A	$74.53	$(2,541)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	278	$93.80	N/A	$802
Futures – short:
(crude oil and refined products)	936	N/A	$100.74	$(2,102)
Swaps – long:
(refined products)	385	$76.27	N/A	$1,684
Swaps – short:
(refined products)	157	N/A	$73.22	$(698)
Forward purchase contracts:
(crude oil)	4,680	$85.81	N/A	$38,434
Forward sales contracts:
(crude oil)	4,680	N/A	$86.48	$(38,989)

Total fair value of open positions exposed to commodity price risk				$(4,982)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of NuStar Energy L.P’s internal control over financial reporting as of December 31, 2011. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The effectiveness of internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K. KPMG LLP’s attestation on the effectiveness of our internal control over financial reporting appears on page 62.

Report of Independent Registered Public Accounting Firm
The Board of Directors of NuStar GP, LLC
and Unitholders of NuStar Energy L.P.:
We have audited the accompanying consolidated balance sheets of NuStar Energy L.P. (a Delaware limited partnership) and subsidiaries (the Partnership) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuStar Energy L.P. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuStar Energy L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
/s/ KPMG LLP
San Antonio, Texas
February 28, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors of NuStar GP, LLC
and Unitholders of NuStar Energy L.P.:
We have audited NuStar Energy L.P. (a Delaware limited partnership) and subsidiaries’ (the Partnership’s) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, NuStar Energy L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuStar Energy L.P. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
San Antonio, Texas
February 28, 2012

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$17,497	$181,121
Accounts receivable, net of allowance for doubtful accounts of $2,147 and $1,457 as of December 31, 2011 and 2010, respectively	547,808	302,053
Inventories	587,785	413,537
Income tax receivable	4,148	—
Other current assets	43,685	42,796
Total current assets	1,200,923	939,507
Property, plant and equipment, at cost	4,413,305	4,021,319
Accumulated depreciation and amortization	(982,837)	(833,862)
Property, plant and equipment, net	3,430,468	3,187,457
Intangible assets, net	38,923	43,033
Goodwill	846,717	813,270
Investment in joint venture	66,687	69,603
Deferred income tax asset	9,141	8,138
Other long-term assets, net	288,331	325,385
Total assets	$5,881,190	$5,386,393
Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$364,959	$832
Accounts payable	454,326	282,382
Payable to related party	6,735	10,345
Accrued interest payable	29,833	29,706
Accrued liabilities	71,270	57,953
Taxes other than income tax	13,455	10,718
Income tax payable	3,222	1,293
Total current liabilities	943,800	393,229
Long-term debt, less current portion	1,928,071	2,136,248
Long-term payable to related party	14,502	10,088
Deferred income tax liability	35,437	29,565
Other long-term liabilities	95,045	114,563
Commitments and contingencies (Note 13)
Partners’ equity:
Limited partners (70,756,078 and 64,610,549 common units outstanding as of December 31, 2011 and 2010, respectively)	2,817,069	2,598,873
General partner	62,539	57,327
Accumulated other comprehensive (loss) income	(27,407)	46,500
Total NuStar Energy L.P. partners' equity	2,852,201	2,702,700
Noncontrolling interest	12,134	—
Total partners’ equity	2,864,335	2,702,700
Total liabilities and partners’ equity	$5,881,190	$5,386,393
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Services revenues:
Third parties	$824,899	$791,314	$745,349
Related party	1,039	—	—
Total service revenues	825,938	791,314	745,349
Product sales	5,749,317	3,611,747	3,110,522
Total revenues	6,575,255	4,403,061	3,855,871
Costs and expenses:
Cost of product sales	5,460,520	3,350,429	2,883,187
Operating expenses:
Third parties	378,843	348,398	334,065
Related party	150,159	137,634	124,827
Total operating expenses	529,002	486,032	458,892
General and administrative expenses:
Third parties	36,830	38,687	35,855
Related party	66,623	71,554	58,878
Total general and administrative expenses	103,453	110,241	94,733
Depreciation and amortization expense	168,286	153,802	145,743
Total costs and expenses	6,261,261	4,100,504	3,582,555
Operating income	313,994	302,557	273,316
Equity in earnings of joint venture	11,458	10,500	9,615
Interest expense, net	(83,681)	(78,280)	(79,384)
Other (expense) income, net	(3,291)	15,934	31,859
Income before income tax expense	238,480	250,711	235,406
Income tax expense	16,879	11,741	10,531
Net income	221,601	238,970	224,875
Less net income attributable to noncontrolling interest	140	—	—
Net income attributable to NuStar Energy L.P.	$221,461	$238,970	$224,875
Net income per unit applicable to limited partners (Note 20)	$2.78	$3.19	$3.47
Weighted-average limited partner units outstanding	65,018,301	62,946,987	55,232,467
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Year Ended December 31,
	2011	2010	2009
Net income	$221,601	$238,970	$224,875

Other comprehensive income:
Foreign currency translation adjustment, net of income tax expense of $458, $516 and $614	(18,431)	3,450	22,316
Net unrealized (loss) gain on cash flow hedges	(53,452)	33,560	(240)
Net (gain) loss reclassified into income on cash flow hedges	(5,030)	1,680	—
Total other comprehensive (loss) income	(76,913)	38,690	22,076

Comprehensive income	144,688	277,660	246,951
Less comprehensive loss attributable to noncontrolling interest	(2,866)	—	—
Comprehensive income attributable to NuStar Energy L.P.	$147,554	$277,660	$246,951
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$221,601	$238,970	$224,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	168,286	153,802	145,743
Amortization of debt related items	(12,392)	(7,767)	(7,122)
Gain on sale or disposition of assets, including insurance recoveries	(262)	(12,990)	(30,704)
Deferred income tax expense (benefit)	4,351	(1,733)	(2,037)
Equity in earnings of joint venture	(11,458)	(10,500)	(9,615)
Distributions of equity in earnings of joint venture	14,374	9,625	9,700
Changes in current assets and current liabilities (Note 21)	(265,453)	(6,867)	(142,898)
Other, net	(24,579)	(40)	(7,360)
Net cash provided by operating activities	94,468	362,500	180,582
Cash Flows from Investing Activities:
Reliability capital expenditures	(41,349)	(50,562)	(44,951)
Strategic capital expenditures	(294,311)	(219,268)	(163,605)
Acquisitions	(100,690)	(43,026)	—
Investment in other long-term assets	(8,990)	(3,469)	(211)
Proceeds from sale or disposition of assets	2,086	2,610	29,680
Proceeds from insurance recoveries	—	13,500	11,382
Net cash used in investing activities	(443,254)	(300,215)	(167,705)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	915,749	899,365	1,159,436
Proceeds from short-term debt borrowings	33,800	177,041	448,752
Proceeds from senior note offering, net of issuance costs	—	445,431	—
Long-term debt repayments	(768,150)	(1,204,313)	(1,190,247)
Short-term debt repayments	(33,800)	(197,041)	(450,872)
Proceeds from issuance of common units, net of issuance costs	317,285	240,148	288,761
Contributions from general partner	6,708	5,078	6,155
Distributions to unitholders and general partner	(322,046)	(305,154)	(263,896)
Proceeds from termination of interest rate swaps	33,433	—	—
Other, net	3,742	(4,289)	(761)
Net cash provided by (used in) financing activities	186,721	56,266	(2,672)
Effect of foreign exchange rate changes on cash	(1,559)	564	6,426
Net (decrease) increase in cash and cash equivalents	(163,624)	119,115	16,631
Cash and cash equivalents as of the beginning of the period	181,121	62,006	45,375
Cash and cash equivalents as of the end of the period	$17,497	$181,121	$62,006
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2011, 2010 and 2009
(Thousands of Dollars, Except Unit Data)

	Limited Partners		General Partner	Accumulated Other Comprehensive Income (Loss)	Total NuStar Energy L.P. Partners' Equity	Noncontrolling Interest	Total Partners' Equity
	Units	Amount
Balance as of January 1, 2009	54,460,549	$2,173,462	$47,801	$(14,266)	$2,206,997	$—	$2,206,997
Net income	—	192,239	32,636	—	224,875	—	224,875
Other comprehensive income	—	—	—	22,076	22,076	—	22,076
Cash distributions to partners	—	(230,773)	(33,123)	—	(263,896)	—	(263,896)
Issuance of common units, including contribution from general partner	5,750,000	288,761	6,155	—	294,916	—	294,916
Balance as of December 31, 2009	60,210,549	2,423,689	53,469	7,810	2,484,968	—	2,484,968
Net income	—	201,553	37,417	—	238,970	—	238,970
Other comprehensive income	—	—	—	38,690	38,690	—	38,690
Cash distributions to partners	—	(266,517)	(38,637)	—	(305,154)	—	(305,154)
Issuance of common units, including contribution from general partner	4,400,000	240,148	5,078	—	245,226	—	245,226
Balance as of December 31, 2010	64,610,549	2,598,873	57,327	46,500	2,702,700	—	2,702,700
Acquisition	—	—	—	—	—	15,000	15,000
Net income	—	181,439	40,022	—	221,461	140	221,601
Other comprehensive loss	—	—	—	(73,907)	(73,907)	(3,006)	(76,913)
Cash distributions to partners	—	(280,528)	(41,518)	—	(322,046)	—	(322,046)
Issuance of common units, including contribution from general partner	6,145,529	317,285	6,708	—	323,993	—	323,993
Balance as of December 31, 2011	70,756,078	$2,817,069	$62,539	$(27,407)	$2,852,201	$12,134	$2,864,335
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

1. ORGANIZATION AND OPERATIONS
Organization
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. Unless otherwise indicated, the terms “NuStar Energy L.P.,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 16.3% total interest in us as of December 31, 2011.
Operations
We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: storage, transportation, and asphalt and fuels marketing.
Storage. We own terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey providing approximately 84.6 million barrels of storage capacity. Our terminals provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including crude oil and other feedstocks.
Transportation. We own common carrier refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 5,480 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. The East and North Pipelines also include 21 terminals providing storage capacity of 4.5 million barrels, and the East Pipeline includes two tank farms providing storage capacity of 1.2 million barrels. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. We also own 940 miles of crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois, as well as associated crude oil storage facilities providing storage capacity of 1.9 million barrels in Texas and Oklahoma that are located along the crude oil pipelines. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in our ammonia pipeline.
Asphalt and Fuels Marketing. Our asphalt and fuels marketing segment includes our refining operations and fuels marketing operations. We refine crude oil to produce asphalt and other refined products from our asphalt operations. Our two asphalt refineries have a combined throughput capacity of 104,000 barrels per day, and the related terminal facilities provide storage capacity of 5.0 million barrels. This segment also includes a fuels refinery in San Antonio, Texas with throughput capacity of 14,500 barrel per day. Additionally, as part of our fuels marketing operations, we purchase crude oil, gasoline and other refined petroleum products for resale. The activities of the asphalt and fuels marketing segment expose us to the risk of fluctuations in commodity prices, which has a direct impact on the results of operations for the asphalt and fuels marketing segment. We enter into derivative contracts to attempt to mitigate the effect of commodity price fluctuations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The accompanying consolidated financial statements represent the consolidated operations of the Partnership and our subsidiaries. Noncontrolling interests are separately disclosed on the financial statements. Inter-partnership balances and transactions have been eliminated in consolidation. The operations of certain pipelines and terminals in which we own an undivided interest are proportionately consolidated in the accompanying consolidated financial statements.

Use of Estimates
The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews their estimates based on currently available information. Management may revise estimates due to changes in facts and circumstances.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated useful lives of the related assets. Gains or losses on sales or other dispositions of property are recorded in income and are reported in “Other (expense) income, net” in the consolidated statements of income. When property or equipment is retired or otherwise disposed of, the difference between the carrying value and the net proceeds is recognized in the year retired.
Goodwill and Intangible Assets
Goodwill acquired in a business combination is not amortized and is assessed for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. We use October 1 as our annual valuation date for our impairment assessment. In 2011, we adopted amended guidance that provides an option to first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. We assessed the totality of events and circumstances as of October 1, 2011 and determined that a quantitative goodwill impairment test was not necessary, and no goodwill impairment had occurred. We performed a quantitative goodwill impairment tests as of October 1, 2010 and 2009, and determined that no impairment had occurred.
Intangible assets are recorded at cost and are assets that lack physical substance (excluding financial assets). Our intangible assets are amortized on a straight-line basis over five to 47 years.
Investment in Joint Venture
We account for our investment in the joint venture using the equity method of accounting.
ST Linden Terminals, LLC. The 44-acre facility provides deep-water terminalling capabilities at New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. As part of our acquisition of Kaneb Services LLC (KSL) and Kaneb Pipe Line Partners, L.P. (KPP, and, together with KSL, Kaneb) on July 1, 2005 (the Kaneb Acquisition), we acquired an investment in ST Linden Terminals, LLC (Linden). Linden is owned 50% by the Partnership and 50% by NIC Holding Corp. In connection with the Kaneb Acquisition, we recorded our investment in Linden at fair value, which exceeded our 50% share of its members’ equity. This excess totaled $43.3 million and $43.6 million as of December 31, 2011 and 2010, respectively, a portion of which is being amortized into expense over the average life of the assets held by Linden, or 25 years. The remaining balance not amortized represents goodwill of Linden.

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

•
deferred costs resulting from major maintenance activities, such as turnarounds at our refineries and dry-docking of marine vessels, which are amortized over the period of time estimated to lapse until the next major maintenance activity; and

•	deferred costs incurred in connection with acquiring a customer contract, which is amortized over the life of the contract.
Impairment of Long-Lived Assets
We review long-lived assets, including property, plant and equipment and investment in joint venture, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We perform the evaluation of recoverability using undiscounted estimated net cash flows generated by the related asset. If we deem an asset to be impaired, we determine the amount of impairment as the amount by which the net carrying value exceeds its fair value. We believe that the carrying amounts of our long-lived assets as of December 31, 2011 are recoverable.
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
We recognize a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. We had no unrecognized tax benefits as of December 31, 2011 and 2010.

NuStar Energy or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. For U.S. federal and state purposes, tax years subject to examination are 2008 through 2011 and for our major non-U.S. jurisdictions, tax years subject to examination are 2008 through 2011, both according to standard statute of limitations. NuStar has waived the statute of limitations for limited items for the tax years 2006 and 2007 as a result of an ongoing income tax audit in Canada.
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
We also have legal obligations in the form of leases and right-of-way agreements, which require us to remove certain of our assets upon termination of the agreement. However, these lease or right-of-way agreements generally contain automatic renewal provisions that extend our rights indefinitely or we have other legal means available to extend our rights. We have recorded a liability of approximately $0.6 million as of December 31, 2011 and 2010, which is included in “Other long-term liabilities” in the consolidated balance sheets, for conditional asset retirement obligations related to the retirement of terminal assets with lease and right-of-way agreements.
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
We record commodity derivative instruments in the consolidated balance sheets at fair value. We recognize mark-to-market adjustments for derivative instruments designated and qualifying as fair value hedges (Fair Value Hedges) and the related change in the fair value of the associated hedged physical inventory or firm commitment within “Cost of product sales.” For derivative instruments designated and qualifying as cash flow hedges (Cash Flow Hedges), we record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive income” (AOCI) until the underlying hedged forecasted transactions occur and are recognized in income. Any hedge ineffectiveness is recognized immediately in “Cost of product sales.” Once a hedged transaction occurs, we reclassify the effective portion from AOCI to “Cost of product sales.” For derivative instruments that do not qualify for hedge accounting (Economic Hedges and Other Derivatives), we record the mark-to-market adjustments in “Cost of product sales” or “Operating expenses.”
We are a party to certain interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes. Under the terms of our fixed-to-floating interest rate swap agreements, we will receive a fixed rate and pay a variable rate that varies with each agreement. We account for the fixed-to-floating interest rate swaps as fair value hedges and recognize the fair value of each interest rate swap in the consolidated balance sheets. Except for one interest rate swap agreement we entered into and terminated in 2011, the interest rate swap agreements qualify for the shortcut method of accounting. As a result, changes in the fair value of the swaps completely offset the changes in the fair value of the underlying hedged debt.

We are also a party to forward-starting interest rate swap agreements related to forecasted probable debt issuances. Under the terms of these swaps, we will pay a fixed rate and receive a rate based on three month USD LIBOR. We entered into the swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. We account for the forward-starting interest rate swaps as cash flow hedges, and we recognize the fair value of each interest rate swap in the consolidated balance sheets. We record the effective portion of mark-to-market adjustments as a component of AOCI, and any hedge ineffectiveness is recognized immediately in “Interest expense, net.” The amount accumulated in AOCI will be amortized into “Interest expense, net” over the term of the forecasted debt.
We classify cash flows associated with our derivative instruments as operating cash flows in the consolidated statements of cash flows.
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
NuStar GP Holdings has adopted a long-term incentive plan that provides the Compensation Committee of the Board of Directors of NuStar GP Holdings with the right to grant employees, consultants and directors of NuStar GP Holdings and its affiliates, including NuStar GP, LLC, rights to receive NSH common units. NuStar GP Holdings accounts for awards of NSH restricted units and unit options granted to its directors or employees of NuStar GP, LLC at fair value. The fair value of NSH unit options is determined using the Black-Scholes model at the grant date, and the fair value of the NSH restricted unit equals the market price of NSH common units at the grant date. NuStar GP Holdings recognizes compensation expense for NSH restricted units and unit options ratably over the vesting period based on the fair value of the units at the grant date.

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
Foreign Currency Translation
The functional currencies of our foreign subsidiaries are the local currency of the country in which the subsidiary is located, except for our subsidiaries located in St. Eustatius in the Caribbean (formerly the Netherlands Antilles), whose functional currency is the U.S. dollar. The assets and liabilities of our foreign subsidiaries with local functional currencies are translated to U.S. dollars at period-end exchange rates, and income and expense items are translated to U.S. dollars at weighted-average exchange rates in effect during the period. These translation adjustments are included in “Accumulated other comprehensive income” in the equity section of the consolidated balance sheets. Gains and losses on foreign currency transactions are included in “Other (expense) income, net” in the consolidated statements of income.
Reclassifications
Certain previously reported amounts in the 2010 and 2009 notes to the consolidated financial statements have been reclassified to conform to the 2011 presentation.

3. NEW ACCOUNTING PRONOUNCEMENTS
Balance Sheet Offsetting
In December 2011, the Financial Accounting Standards Board (FASB) amended the disclosure requirements about offsetting assets and liabilities. The amended guidance requires new disclosures to enable users of financial statements to reconcile differences in the offsetting requirements under U.S. GAAP and International Financial Reporting Standards. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The amended guidance is effective for annual and interim reporting periods beginning on or after
January 1, 2013. Accordingly, we will adopt the amended guidance January 1, 2013, and we do not expect it to have a material impact on our disclosures.
Goodwill Impairment
In September 2011, the FASB amended the goodwill impairment guidance to simplify testing goodwill for impairment. The amended guidance provides entities with an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. We adopted this amended guidance for the 2011 annual goodwill impairment assessment, and it had no impact on our financial position or results of operations.
Other Comprehensive Income
In June 2011, the FASB amended the disclosure requirements for the presentation of comprehensive income. The amended requirements eliminate the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended requirements, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years and interim periods beginning after December 15, 2011, and retrospective application is required. Early adoption is permitted, so we adopted these provisions as of December 31, 2011. These amendments only affected financial statement presentation and did not impact our financial position or results of operations.
Fair Value Measurements
In May 2011, the FASB issued amended guidance and disclosure requirements for fair value measurements. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between United States generally accepted accounting principles and International Financial Reporting Standards. These changes are effective for interim and annual periods beginning on or after December 15, 2011, and early adoption is not permitted. Accordingly, we adopted these provisions January 1, 2012, and we do not expect the amended guidance to have a material impact on our financial position, results of operations or disclosures.

4. ACQUISITIONS AND DISPOSITIONS
San Antonio Refinery
On April 19, 2011, we purchased certain refining and storage assets, inventory and other working capital items from AGE
Refining, Inc. for $62.0 million, including the assumption of certain environmental liabilities. The assets consist of a 14,500 barrel per day refinery in San Antonio, Texas and 0.4 million barrels of aggregate storage capacity (the San Antonio Refinery Acquisition). The San Antonio Refinery Acquisition was accounted for using the acquisition method. The purchase price has been preliminarily allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition, pending completion of an independent appraisal and other evaluations. The consolidated statements of income include the results of operations for the San Antonio Refinery Acquisition commencing on April 19, 2011.

Turkey Acquisition
On February 9, 2011, we acquired 75% of the outstanding capital of a Turkish company, which owns two terminals in Mersin, Turkey, with an aggregate 1.3 million barrels of storage capacity, for approximately $57.0 million (the Turkey Acquisition). Both terminals are connected via pipelines to an offshore platform located approximately three miles off the Mediterranean Sea coast. The Turkey Acquisition was accounted for using the acquisition method. The purchase price has been allocated based on the estimated fair values of the individual assets acquired, liabilities assumed and noncontrolling interest at the date of acquisition. The purchase price allocation is pending completion of an independent appraisal and other evaluations as of December 31, 2011. The consolidated statements of income include the results of operations for the Turkey Acquisition commencing on February 9, 2011, with 25% accounted for as a noncontrolling interest.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Asphalt Holdings, Inc.
On May 21, 2010, we acquired the capital stock of Asphalt Holdings, Inc. for $53.3 million, including liabilities assumed (Asphalt Holdings Acquisition). The acquisition includes three storage terminals with an aggregate storage capacity of approximately 1.8 million barrels located in Alabama along the Mobile River. The consolidated statements of income include the results of operations for the Asphalt Holdings Acquisition commencing on May 21, 2010.
Sale of Ardmore-Wynnewood and Trans-Texas Pipelines
On June 15, 2009, we sold the Ardmore-Wynnewood pipeline in Oklahoma and the Trans-Texas pipeline. We received proceeds of $29.0 million and recognized a gain of $21.4 million in “Other (expense) income, net” in the consolidated statements of income in 2009.

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS
The changes in the allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars)
Balance as of beginning of year	$1,457	$1,351	$1,174
Increase in allowance	934	506	613
Accounts charged against the allowance, net of recoveries	(243)	(396)	(453)
Foreign currency translation	(1)	(4)	17
Balance as of end of year	$2,147	$1,457	$1,351

6. INVENTORIES
Inventories consisted of the following:

	December 31,
	2011	2010
	(Thousands of Dollars)
Crude oil	$157,297	$122,945
Finished products	421,288	281,197
Materials and supplies	9,200	9,395
Total	$587,785	$413,537
Our finished products consist of asphalt, intermediates, gasoline, distillates and other petroleum products. Materials and supplies mainly consist of blending and additive chemicals and maintenance materials used in our transportation and storage segments.

7. OTHER CURRENT ASSETS
Other current assets consisted of the following:

	December 31,
	2011	2010
	(Thousands of Dollars)
Prepaid expenses	$16,555	$20,255
Derivative assets	12,112	—
Product advances	11,137	2,738
Product imbalances	2,117	991
Margin deposits	1,083	17,787
Other	681	1,025
Other current assets	$43,685	$42,796

8. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost, consisted of the following:

	Estimated Useful Lives			December 31,
				2011	2010
	(Years)			(Thousands of Dollars)
Land		—		$134,900	$123,805
Land and leasehold improvements	10	-	35	108,508	105,055
Buildings	15	-	40	66,792	64,528
Pipelines, storage and terminals	20	-	35	3,298,188	3,044,538
Refining equipment	20	-	35	512,466	447,848
Rights-of-way	20	-	40	107,104	101,538
Construction in progress		—		185,347	134,007
Total				4,413,305	4,021,319
Less accumulated depreciation and amortization				(982,837)	(833,862)
Property, plant and equipment, net				$3,430,468	$3,187,457
Capitalized interest costs added to property, plant and equipment totaled $5.4 million, $3.7 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Depreciation and amortization expense for property, plant and equipment totaled $157.2 million, $144.2 million and $136.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

9. INTANGIBLE ASSETS
Intangible assets consisted of the following:

	December 31, 2011		December 31, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(Thousands of Dollars)
Customer relationships	$81,025	$(44,068)	$76,910	$(35,983)
Other	2,809	(843)	2,809	(703)
Total	$83,834	$(44,911)	$79,719	$(36,686)
All of our intangible assets are subject to amortization. Amortization expense for intangible assets was $8.3 million for the year ended December 31, 2011, and $7.6 million for each of the years ended December 31, 2010 and 2009. The estimated aggregate amortization expense for the next five years is as follows:

Amortization Expense
(Thousands of Dollars)
2012	$8,213
2013	8,213
2014	8,213
2015	5,266
2016	2,319

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	December 31,
	2011	2010
	(Thousands of Dollars)
Employee wages and benefit costs	$24,325	$21,216
Derivative liabilities	27,433	14,741
Unearned income	8,866	4,375
Environmental costs	3,312	2,659
Product imbalances	1,469	988
Other	5,865	13,974
Accrued liabilities	$71,270	$57,953

11. DEBT
Long-term debt consisted of the following:

				December 31,
	Maturity			2011	2010
				(Thousands of Dollars)
$1.2 billion revolving credit agreement		2012		$229,295	$188,282
4.80% senior notes		2020		450,000	450,000
7.65% senior notes		2018		350,000	350,000
6.05% senior notes		2013		229,932	229,932
6.875% senior notes		2012		100,000	100,000
7.75% senior notes		2012		250,000	250,000
5.875% senior notes		2013		250,000	250,000
Gulf Opportunity Zone revenue bonds	2038	thru	2041	365,440	290,440
UK term loan		2012		32,582	32,789
Port Authority of Corpus Christi note payable		2015		874	1,784
Net fair value adjustments and unamortized discounts		N/A		34,907	(6,147)
Total debt				2,293,030	2,137,080
Less current portion				364,959	832
Long-term debt, less current portion				$1,928,071	$2,136,248

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The long-term debt repayments are due as follows (in thousands):

2012	$612,751
2013	479,932
2014	—
2015	—
2016	—
Thereafter	1,165,440
Total repayments	2,258,123
Net fair value adjustments and unamortized discounts	34,907
Total debt	$2,293,030
On February 2, 2012, NuStar Logistics issued $250.0 million of 4.75% senior notes due February 1, 2022, and the net proceeds were used to repay the outstanding principal amount of the 7.75% senior notes due February 15, 2012. As such, the 7.75% senior notes are included in "Long-term debt, less current portion" on the consolidated balance sheets. See Note 26. Subsequent Events for additional information.
Interest payments totaled $115.1 million, $91.4 million and $95.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.
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
The 2007 Revolving Credit Agreement bears interest, at our option, based on either an alternative base rate or a LIBOR based rate, which was 1.0% as of December 31, 2011. The weighted-average interest rate related to borrowings under the 2007 Revolving Credit Agreement during the year ended December 31, 2011 was 0.9%. We had $534.1 million available for borrowing under the 2007 Revolving Credit Agreement as of December 31, 2011.
The 2007 Revolving Credit Agreement includes restrictive covenants, including a prohibition on distributions if any defaults, as defined in the agreement, exist or would result from the distribution. The 2007 Revolving Credit Agreement also requires us to maintain, as of the end of each rolling period, consisting of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2007 Revolving Credit Agreement) not to exceed 5.00-to-1.00; provided, that if at any time NuStar Energy or any of its restricted subsidiaries consummates an acquisition for an aggregate net consideration of at least $100.0 million, then for two rolling periods, the last day of which immediately follows the day on which such acquisition is consummated, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00. This consolidated debt coverage ratio may restrict the amount we can borrow without exceeding the maximum allowed limit to an amount less than the total amount available for borrowing. On March 7, 2011, we amended the 2007 Revolving Credit Agreement to exclude unused proceeds from the Gulf Opportunity Zone bond issuances from total indebtedness in the calculation of the consolidated debt coverage ratio. As of December 31, 2011, the consolidated debt coverage ratio was 4.1x.
Letters of credit issued under our 2007 Revolving Credit Agreement totaled $444.1 million as of December 31, 2011. Letters of credit are limited to $500.0 million and also may restrict the amount we can borrow under the 2007 Revolving Credit Agreement.
Senior Notes
NuStar Logistics’ Senior Notes. Interest is payable semi-annually in arrears for the $450.0 million of 4.80% senior notes, $350.0 million of 7.65% senior notes, $229.9 million of 6.05% senior notes and $100.0 million of 6.875% senior notes (collectively, the NuStar Logistics Senior Notes). The interest rate payable on the 7.65% senior notes is subject to adjustment if our debt rating is downgraded (or subsequently upgraded) by certain credit rating agencies.
The NuStar Logistics Senior Notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness of NuStar Logistics and contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the NuStar Logistics Senior Notes. In addition, the NuStar

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Logistics Senior Notes limit NuStar Logistics’ ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions.
At the option of NuStar Logistics, the NuStar Logistics Senior Notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. The 6.05% and the 6.875% senior notes also include a change-in-control provision, which requires that (1) an investment-grade entity own, directly or indirectly, 51% of our general partner interests; and (2) we (or an investment-grade entity) own, directly or indirectly, all of the general partner and limited partner interests in NuStar Logistics.
NuPOP’s Senior Notes. As a result of the Kaneb Acquisition, we assumed the outstanding senior notes issued by NuPOP, having an aggregate face value of $500.0 million, and an aggregate fair value of $555.0 million at the acquisition date (the NuPOP Senior Notes). We use the effective interest method to amortize the difference between the fair value and the face value of the senior notes as a reduction of interest expense over the remaining lives of the senior notes. The senior notes were issued in two series, the first of which bears interest at 7.75% annually and matures in 2012, and the second series bears interest at 5.875% annually and matures in 2013.
The NuPOP Senior Notes do not contain sinking fund requirements. These notes contain restrictions on our ability to incur indebtedness secured by liens, to engage in certain sale-leaseback transactions, to engage in certain transactions with affiliates, as defined, and to utilize proceeds from the disposition of certain assets. At the option of NuPOP, the NuPOP Senior Notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date.
The NuStar Logistics Senior Notes are fully and unconditionally guaranteed by NuStar Energy. In connection with the Kaneb Acquisition, NuStar Energy fully and unconditionally guaranteed the outstanding senior notes issued by NuPOP. Additionally, effective July 1, 2005, both NuStar Logistics and NuPOP fully and unconditionally guaranteed the outstanding senior notes of the other. NuPOP will be released from its guarantee of senior notes issued by NuStar Logistics when it no longer guarantees any obligations of NuStar Energy, or any of its subsidiaries, including NuStar Logistics, under any bank facility or public debt instrument.
Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued Revenue Bonds (NuStar Logistics, L.P. Project) Series 2008, Series 2010, Series 2010A, Series 2010B and Series 2011 associated with our St. James terminal expansion pursuant to the Gulf Opportunity Zone Act of 2005. The interest rate on these bonds is based on a weekly tax-exempt bond market interest rate, and interest is paid monthly. Following the issuance, the proceeds were deposited with a trustee and will be disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansion. We include the amount remaining in trust in “Other long-term assets, net,” and we include the amount of bonds issued in “Long-term debt, less current portion” in our consolidated balance sheets.
NuStar Logistics is solely obligated to service the principal and interest payments associated with the bonds. Certain lenders under our 2007 Revolving Credit Agreement issued letters of credit on our behalf to guarantee the payment of interest and principal on the bonds. These letters of credit rank equally with existing senior unsecured indebtedness of NuStar Logistics.
The following table summarizes Gulf Opportunity Zone Revenue Bonds outstanding as of December 31, 2011:

Date Issued	Maturity Date	Amount Outstanding	Amount of Letter of Credit	Amount Received from Trustee	Amount Remaining in Trust	Average Annual Interest Rate
			(Thousands of Dollars)
June 26, 2008	June 1, 2038	$55,440	$56,169	$55,440	$—	0.18%
July 15, 2010	July 1, 2040	100,000	101,315	100,000	—	0.18%
October 7, 2010	October 1, 2040	50,000	50,658	24,580	25,420	0.18%
December 29, 2010	December 1, 2040	85,000	86,118	835	84,165	0.18%
August 29, 2011	August 1, 2041	75,000	76,085	11,229	63,771	0.15%
	Total	$365,440	$370,345	$192,084	$173,356
UK Term Loan
NuPOP’s UK subsidiary, NuStar Terminals Limited, is the party to the £21 million amended and restated term loan agreement

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(the UK Term Loan), which bears interest at 6.65% annually and matures on December 11, 2012. Management believes that we comply with all ratios and covenants of the UK Term Loan as of December 31, 2011, which are substantially the same as the 2007 Revolving Credit Agreement.
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
Line of Credit
As of December 31, 2011, we had one short-term line of credit with an uncommitted borrowing capacity of up to $20.0 million. The interest rate and maturity vary and are determined at the time of the borrowing. The interest rate fluctuates with the Federal Funds rate. We borrowed and repaid $33.8 million during the year ended December 31, 2011 under this line of credit based on liquidity needs. We had no outstanding borrowings on this line of credit as of December 31, 2011 and 2010. The weighted-average interest rate related to outstanding borrowings under this short-term line of credit during the year ended December 31, 2011 was 2.5%.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The balance of and changes in the accruals for environmental matters were as follows:

	Year Ended December 31,
	2011	2010
	(Thousands of Dollars)
Balance as of the beginning of year	$8,569	$9,384
San Antonio Refinery Acquisition	14,000	—
Other additions to accrual	4,054	2,431
Payments	(3,498)	(3,210)
Foreign currency translation	(12)	(36)
Balance as of the end of year	$23,113	$8,569

Accruals for environmental matters are included in the consolidated balance sheets as follows:

	December 31,
	2011	2010
	(Thousands of Dollars)
Accrued liabilities	$3,312	$2,659
Other long-term liabilities	19,801	5,910
Accruals for environmental matters	$23,113	$8,569

13. COMMITMENTS AND CONTINGENCIES
Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of December 31, 2011, we have accrued $42.6 million for contingent losses. The amount that will ultimately be paid related to these matters may differ from the recorded accruals, and the timing of such payments is uncertain.
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
The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the United States Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to us indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. The DOJ has not filed a lawsuit against us related to this matter, and we have not made any payments toward costs incurred by the DOJ. We have reached an agreement to settle the claims of the United States government with respect to the Otis AFB pipeline and to resolve the underlying dispute between Kaneb and Grace. Pursuant to the settlement, we agreed to pay $11.7 million plus interest to the United States. Although the settlement requires approval of the United States Bankruptcy Court for the District of Delaware, as well as the United States District Court for the District of Massachusetts, we remain hopeful that the necessary approvals will

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

be obtained and that the settlement will be finalized in the near term.

Eres Matter. In August 2008, Eres N.V. (Eres) forwarded a demand for arbitration to CITGO Asphalt Refining Company (CARCO), CITGO Petroleum Corporation (CITGO), NuStar Asphalt Refining, LLC (NuStar Asphalt) and NuStar Marketing LLC (NuStar Marketing, and together with CARCO, CITGO and NuStar Asphalt, the Defendants) contending that the Defendants breached a tanker voyage charter party agreement, dated November 2004, between Eres and CARCO (the Charter Agreement). The Charter Agreement provided for CARCO’s use of Eres’ vessels for the shipment of asphalt. Eres contended that NuStar Asphalt and/or NuStar Marketing (together, the NuStar Entities) assumed the Charter Agreement when NuStar Asphalt purchased the CARCO assets, and that the Defendants had failed to perform under the Charter Agreement. Eres valued its damages for the alleged breach of contract claim at approximately $78.1 million. On October 14, 2011, Eres and the Defendants entered into a Settlement Agreement and Mutual Release. Pursuant to the terms of the Settlement Agreement and Mutual Release, the NuStar Entities paid $33.5 million in full and final settlement of all of Eres’ claims against the Defendants. The settlement amount was included in the accrual for contingent losses as of September 30, 2011.
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
Commitments
Future minimum rental payments applicable to all noncancellable operating leases and purchase obligations as of December 31, 2011 are as follows:

	Payments Due by Period
	2012	2013	2014	2015	2016	There- after	Total
	(Thousands of Dollars)
Operating leases	$83,157	$71,034	$58,516	$54,282	$27,508	$114,614	$409,111
Purchase obligations:
Crude oil	3,220,237	3,220,237	3,189,385	712,502	—	—	10,342,361
Other purchase obligations	8,082	6,687	5,510	978	177	—	21,434
Rental expense for all operating leases totaled $70.0 million, $63.7 million and $64.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Our operating leases consist primarily of the following:

•	a ten-year lease for tugs and barges utilized at our St. Eustatius facility for bunker fuel sales, with two five-year renewal options;

•	leases for tugs and barges utilized at our Point Tupper facility for bunker fuel sales, with lease terms ranging from five to ten years;

•	two separate five-year leases related to our asphalt and fuels marketing segment for tugs and barges utilized on the East Coast, with no renewal options;

•	leases related to our asphalt and fuels marketing segment for storage capacity at third-party terminals with lease terms generally ranging from two to five years; and

•	land leases at various terminal facilities.
Our crude oil purchase obligations consist of a crude supply agreement to purchase an annual average of 75,000 barrels per day of crude oil over a minimum seven-year period from an affiliate of Petróleos de Venezuela S. A. (PDVSA), the national oil company of Venezuela, and a crude purchase agreement with Statoil Brasil Oleo E Gas Limitada (Statoil) that we entered into on November 17, 2010. Our agreement with Statoil commits us to purchase an average of 10,000 barrels per day of crude oil over a three-year period, which began in December 2011. The value of these two crude oil purchase obligations fluctuates according to a market-based pricing formula using published market indices, subject to adjustment per the agreements. We estimated the value of the crude oil purchase obligations based on market prices as of December 31, 2011.

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
Commodity Derivatives
We base the fair value of certain of our commodity derivative instruments on quoted prices on an exchange; accordingly, we include these in Level 1 of the fair value hierarchy. We also have derivative instruments for which we determine fair value using industry pricing services and other observable inputs, such as quoted prices on an exchange for similar derivative instruments. Therefore, we include these derivative instruments in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented. See Note 15. Derivatives and Risk Management Activities for a discussion of our derivative instruments.
The following assets and liabilities are measured at fair value:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$2,117	$—	$—	$2,117
Commodity derivatives	10,282	1,830	—	12,112
Other long-term assets, net:
Commodity derivatives	—	27,084	—	27,084
Interest rate swaps	—	2,335	—	2,335
Accrued liabilities:
Product imbalances	(1,469)	—	—	(1,469)
Commodity derivatives	(5,424)	—	—	(5,424)
Interest rate swaps	—	(22,009)	—	(22,009)
Other long-term liabilities:
Interest rate swaps	—	(27,190)	—	(27,190)
Total	$5,506	$(17,950)	$—	$(12,444)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$991	$—	$—	$991
Other long-term assets, net:
Interest rate swaps	—	45,663	—	45,663
Accrued liabilities:
Product imbalances	(988)	—	—	(988)
Commodity derivatives	(14,741)	—	—	(14,741)
Other long-term liabilities:
Interest rate swaps	—	(29,483)	—	(29,483)
Total	$(14,738)	$16,180	$—	$1,442

Fair Value of Financial Instruments
We do not record our outstanding debt at fair value in our consolidated balance sheet. The estimated fair value and carrying amount of our debt was as follows:

	December 31,
	2011	2010
	(Thousands of Dollars)
Fair value	$2,377,565	$2,249,190
Carrying amount	$2,293,030	$2,137,080
We estimated the fair values of our debt using a discounted cash flow analysis using current incremental borrowing rates for similar types of borrowing arrangements.

15. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES
We utilize various derivative instruments to: (i) manage our exposure to commodity price risk, (ii) manage our exposure to interest rate risk and (iii) attempt to profit from market fluctuations. Our risk management policies and procedures are designed to monitor interest rates, futures and swap positions and over-the-counter positions, as well as physical volumes, grades, locations and delivery schedules to help ensure that our hedging activities address our market risks. Our risk management committee oversees our trading controls and procedures and certain aspects of commodity and trading risk management. Our risk management committee also reviews all new commodity and trading risk management strategies in accordance with our risk management policy, as approved by our board of directors.
Interest Rate Risk
We are a party to certain interest rate swap agreements to manage our exposure to changes in interest rates. We entered into fixed-to-floating interest rate swap agreements associated with a portion of our fixed-rate senior notes. We account for our fixed-to-floating interest rate swaps as fair value hedges. During the year ended December 31, 2011, we entered into and terminated a fixed-to-floating interest rate swap agreement with a notional amount of $40.0 million related to the 7.65% senior notes issued in April 2008. We also terminated interest rate swap agreements with an aggregate notional amount of $617.5 million associated with our 4.80%, 6.05% and 6.875% senior notes during the year ended December 31, 2011. We received $33.4 million in connection with the terminations, which we are amortizing into "Interest expense, net" over the remaining lives of the associated senior notes. We included the proceeds from the termination of interest rate swap agreements in cash flows from financing activities on the consolidated statements of cash flows.
In the fourth quarter of 2011, we entered into fixed-to-floating interest rate swap agreements with an aggregate notional amount of $270.0 million related to the 4.80% senior notes. Under the terms of these interest rate swap agreements, we receive a fixed 4.8% and will pay a variable rate based on one month USD LIBOR plus a percentage that varies with each agreement. As of December 31, 2011 and 2010, the total aggregate notional amount of the fixed-to-floating interest rate swaps was $270.0 million and $617.5 million, respectively. As of December 31, 2011 and 2010, the weighted-average interest rate that we paid under our fixed-to-floating interest rate swaps was 3.1% and 2.4%, respectively.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We are also a party to forward-starting interest rate swap agreements with an aggregate notional amount of $500.0 million as of December 31, 2011 and 2010 related to forecasted probable debt issuances in 2012 and 2013. Under the terms of the swaps, we will pay a fixed rate and receive a rate based on three month USD LIBOR. We entered into the swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. These swaps qualified and we designated them as cash flow hedges. The following table summarizes information about our forward-starting swaps as of December 31, 2011:

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
During the fourth quarter of 2011, we decided to adjust the refinery's operations, which caused a shift in the future production yields of the San Antonio refinery. This change caused certain forecasted sales of gasoline products to be replaced with distillate sales; therefore, we concluded these forecasted gasoline sales were probable not to occur, and we discontinued cash flow hedging treatment for the related commodity contracts that had previously qualified and were designated as cash flow hedges. We recorded gains of $16.4 million to "Cost of products sales" on our consolidated statements of income related to these contracts for the year ended December 31, 2011, including $15.1 million which we reclassified from accumulated other comprehensive income.
Derivatives that are intended to hedge our commodity price risk, but fail to qualify as fair value or cash flow hedges, are considered economic hedges, and we record associated gains and losses in net income. We also enter into commodity derivatives in order to attempt to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges. Changes in the fair values are recorded in net income.
The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short positions on an absolute basis, which totaled 27.8 million barrels and 12.8 million barrels as of December 31, 2011 and 2010, respectively.
As of December 31, 2011 and 2010, we had $1.1 million and $17.8 million, respectively, of margin deposits related to our derivative instruments.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31,		December 31,
		2011	2010	2011	2010
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Commodity contracts	Other current assets	$36,116	$—	$(33,616)	$—
Commodity contracts	Other long-term assets, net	86,052	—	(66,175)	—
Interest rate swaps	Other long-term assets, net	2,335	45,663	—	—
Commodity contracts	Accrued liabilities	—	2,176	—	(2,522)
Interest rate swaps	Accrued liabilities	—	—	(22,009)	—
Interest rate swaps	Other long-term liabilities	—	—	(27,190)	(29,483)
Total		124,503	47,839	(148,990)	(32,005)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	15,568	—	(5,956)	—
Commodity contracts	Other long-term assets, net	7,207	—	—	—
Commodity contracts	Accrued liabilities	519	46,632	(5,943)	(61,027)
Total		23,294	46,632	(11,899)	(61,027)

Total Derivatives		$147,797	$94,471	$(160,889)	$(93,032)

The earnings impact of our derivative activity was as follows:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Year ended December 31, 2011:
Interest rate swaps	Interest expense, net	$(55,183)	$54,588	$(595)
Commodity contracts	Cost of product sales	(10,228)	9,004	(1,224)
Total		$(65,411)	$63,592	$(1,819)

Year ended December 31, 2010:
Interest rate swaps	Interest expense, net	$(27,443)	$27,443	$—
Commodity contracts	Cost of product sales	(3,221)	13,946	10,725
Total		$(30,664)	$41,389	$10,725

Year ended December 31, 2009:
Interest rate swaps	Interest expense, net	$(6,661)	$6,661	$—
Commodity contracts	Cost of product sales	(22,939)	35,512	12,573
Total		$(29,600)	$42,173	$12,573

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Income Statement Location (a)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Thousands of Dollars)		(Thousands of Dollars)
Year ended December 31, 2011:
Interest rate swaps	$(84,199)	Interest expense, net	$—	$—
Commodity contracts	30,747	Cost of product sales	5,030	(4,010)
Total	$(53,452)		$5,030	$(4,010)

Year ended December 31, 2010:
Interest rate swaps	$35,000	Interest expense, net	$—	$—
Commodity contracts	(1,440)	Cost of product sales	(1,680)	—
Total	$33,560		$(1,680)	$—

Year ended December 31, 2009:
Commodity contracts	$(240)	Cost of product sales	$—	$—

(a)
Amounts are included in specified location for both the gain (loss) reclassified from accumulated OCI into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion).

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Year ended December 31, 2011:
Commodity contracts	Revenues	$235
Commodity contracts	Cost of product sales	(4,454)
Commodity contracts	Operating expenses	46
Total		$(4,173)

Year ended December 31, 2010:
Commodity contracts	Cost of product sales	$(3,050)
Commodity contracts	Operating expenses	(52)
Total		$(3,102)

Year ended December 31, 2009:
Commodity contracts	Cost of product sales	$(13,594)
Commodity contracts	Operating expenses	(3,589)
Total		$(17,183)
For derivatives designated as cash flow hedging instruments, once a hedged transaction occurs, we reclassify the effective portion from AOCI to “Cost of product sales” or “Interest expense, net.” As of December 31, 2011, we expect to reclassify a gain of $1.9 million to “Cost of product sales” and a loss of $2.2 million to “Interest expense, net” within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows is approximately four years for our commodity contracts and approximately two years for our forward-starting interest rate swaps.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

costs related to its employees, other than costs associated with NuStar GP Holdings. Related party revenues result from storage agreements between our Turkey subsidiary and the noncontrolling shareholder.
The following table summarizes information pertaining to related party transactions:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars)
Revenues	$1,039	$—	$—
Operating expenses	$150,159	$137,634	$124,827
General and administrative expenses	$66,623	$71,554	$58,878
We had a payable to NuStar GP, LLC of $6.7 million and $10.3 million as of December 31, 2011 and 2010, respectively, with both amounts representing payroll, employee benefit plan expenses and unit-based compensation. We also had a long-term payable to NuStar GP, LLC as of December 31, 2011 and 2010 of $14.5 million and $10.1 million, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits.
Agreements with NuStar GP Holdings
GP Services Agreement. NuStar Energy and NuStar GP, LLC entered into a services agreement effective January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The GP Services Agreement will terminate on December 31, 2012, with automatic two-year renewals unless terminated by either party upon six months’ prior written notice.
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
We also maintain several other defined contribution plans for certain international employees located in Canada, the Netherlands and the United Kingdom. For the years ended December 31, 2011, 2010 and 2009, our costs for these plans totaled $2.6 million, $2.5 million and $2.2 million, respectively.
Long-Term Incentive Plans
NuStar GP, LLC also sponsors the following:

•
The Third Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), under which NuStar GP, LLC may award up to 3,250,000 NS common units. Awards under the 2000 LTIP can include NS unit options, restricted units, performance awards, distribution equivalent rights (DER) and contractual rights to receive common units. As of December 31, 2011, a total of 1,697,163 NS common units remained available to be awarded under the 2000 LTIP.

•
The 2003 Employee Unit Incentive Plan (the UIP) under which NuStar GP, LLC may award up to 500,000 NS common units to employees of NuStar GP, LLC or its affiliates, excluding officers and directors of NuStar GP, LLC and its affiliates. Awards under the UIP can include NS unit options, restricted units and DER. As of December 31, 2011, a total of 234,979 NS common units remained available to be awarded under the UIP.

•
The 2002 Unit Option Plan (the UOP) under which NuStar GP, LLC may award up to 200,000 NS unit options to officers and directors of NuStar GP, LLC or its affiliates, of which substantially all of the NS unit options have been awarded as of December 31, 2011.

•
The 2006 Long-Term Incentive Plan (the 2006 LTIP) under which NuStar GP Holdings may award up to 2,000,000 NSH units to employees, consultants and directors of NuStar GP Holdings and its affiliates, including us. Awards under the 2006 LTIP can include NSH unit options, performance awards, DER, restricted units, phantom units, unit grants and unit appreciation rights. As of December 31, 2011, a total of 1,540,033 NSH units remained available to be awarded under the 2006 LTIP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The number of awards granted under the above-described plans were as follows:

	Year Ended December 31,
	2011		2010		2009
	Granted	Vesting	Granted	Vesting	Granted	Vesting
2000 LTIP:
Performance awards	27,111	(a)	21,380	(a)	23,233	(a)
Restricted units	208,195	1/5 per year	191,430	1/5 per year	194,973	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP, LLC)	6,760	1/3 per year	3,938	1/3 per year	5,076	1/3 per year
UIP:
Restricted units (b)	14,005	1/5 per year	11,520	1/5 per year	10,692	1/5 per year
2006 LTIP:
Restricted units	24,970	1/5 per year	21,935	1/5 per year	24,290	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP Holdings) (c)	9,987	1/3 per year	6,156	1/3 per year	8,627	1/3 per year

(a)	Performance awards vest 1/3 per year if certain performance measures are met.

(b)
The UIP restricted unit grants include 2,880, 2,460 and 2,382 restricted unit awards granted to certain international employees for the years ended December 31, 2011, 2010 and 2009, respectively, that vest 1/3 per year, as defined in the award agreements.

(c)	We do not reimburse NuStar GP, LLC for compensation expense relating to these awards.
Our share of compensation expense related to the various long-term incentive plans and benefit plans described above is as follows:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars)
Long-term incentive plans	$8,521	$20,349	$15,060
Benefit plans	$13,684	$13,129	$9,359

18. OTHER (EXPENSE) INCOME
Other (expense) income consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars)
Storage agreement early termination costs	$(5,000)	$—	$—
Contingent loss adjustment	(3,250)	—	—
Gain from insurance recoveries	—	13,500	9,382
Gain (loss) from sale or disposition of assets	262	(510)	21,320
Foreign exchange gains (losses)	2,078	(1,507)	(5,118)
Other, net	2,619	4,451	6,275
Other (expense) income, net	$(3,291)	$15,934	$31,859

For the year ended December 31, 2011, "Other (expense) income, net" included $5.0 million in costs associated with the early termination of a third-party storage agreement at our Paulsboro, New Jersey asphalt refinery and a contingent loss adjustment of $3.3 million related to the Eres matter discussed in Note 13. Commitments and Contingencies.
The gain from insurance recoveries for the years ended December 31, 2010 and 2009 resulted from insurance claims related to damage primarily at our Texas City, Texas terminal caused by Hurricane Ike in 2008. The gain (loss) from sale or disposition of

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

assets for the year ended December 31, 2009 includes a gain of $21.4 million related to the June 15, 2009 sale of the Ardmore-Wynnewood pipeline in Oklahoma and the Trans-Texas pipeline.

19. PARTNERS’ EQUITY
Issuance of Common Units
On December 9, 2011, we issued 6,037,500 common units representing limited partner interests at a price of $53.45 per unit. We used the net proceeds from this offering of $318.0 million, including a contribution of $6.6 million from our general partner to maintain its 2% general partner interest, mainly to reduce outstanding borrowings under our 2007 Revolving Credit Agreement.
Our shelf registration statement on Form S-3 became effective on April 29, 2011, which permits us to offer and sell various types of securities, including NuStar Energy common units and debt securities of NuStar Logistics and NuPOP, having an aggregate value of up to $200.0 million (the 2011 Shelf Registration Statement). On May 23, 2011, in connection with the 2011 Shelf Registration Statement, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Citigroup Global Markets Inc. (Citigroup). Under the Equity Distribution Agreement, we may from time to time sell an aggregate of up to $200.0 million NuStar Energy common units representing limited partner interests, using Citigroup as our sales agent. In September and October 2011, we issued 108,029 NuStar Energy common units under the Equity Distribution Agreement for net proceeds of $6.0 million, including a contribution of $0.1 million from our general partner to maintain its 2% general partner interest.
On May 19, 2010, we issued 4,400,000 common units representing limited partner interests at a price of $56.55 per unit. We used the net proceeds from this offering of $245.2 million, including a contribution of $5.1 million from our general partner to maintain its 2% general partner interest, mainly to reduce outstanding borrowings under our 2007 Revolving Credit Agreement and for the Asphalt Holdings Acquisition.
On November 13, 2009, we issued 5,750,000 common units representing limited partner interests at a price of $52.45 per unit. We used the net proceeds from this offering of $294.9 million, including a contribution of $6.2 million from our general partner to maintain its 2% general partner interest, mainly to reduce the outstanding principal balance under our 2007 Revolving Credit Agreement.
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in “Accumulated other comprehensive income (loss)” were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(Thousands of Dollars)
Balance as of January 1, 2009	$(14,266)	$—	$(14,266)
Activity	22,316	(240)	22,076
Balance as of December 31, 2009	8,050	(240)	7,810
Activity	3,450	35,240	38,690
Balance as of December 31, 2010	11,500	35,000	46,500
Activity	(15,425)	(58,482)	(73,907)
Balance as of December 31, 2011	$(3,925)	$(23,482)	$(27,407)
For the year ended December 31, 2011, other comprehensive loss attributable to the noncontrolling interest consisted of foreign currency translation adjustments totaling $3.0 million. We did not have a noncontrolling interest for the years ended December 31, 2010 and 2009.
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

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars)
Net income attributable to NuStar Energy L.P.	$221,461	$238,970	$224,875
Less general partner incentive distribution (a)	36,319	33,304	28,712
Net income after general partner incentive distribution	185,142	205,666	196,163
General partner interest	2%	2%	2%
General partner allocation of net income after general partner incentive distribution	3,703	4,113	3,924
General partner incentive distribution	36,319	33,304	28,712
Net income applicable to general partner	$40,022	$37,417	$32,636

(a)
The net income allocation to the general partner's incentive distribution is less than the actual distribution made with respect to 2011, which is shown in the distribution table below, due to the issuance of common units after the end of the third quarter but before the record date.

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

The following table reflects the allocation of total cash distributions to our general and limited partners applicable to the period in which the distributions are earned:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$6,630	$6,227	$5,430
General partner incentive distribution	36,326	33,304	28,712
Total general partner distribution	42,956	39,531	34,142
Limited partners’ distribution	288,550	271,847	237,308
Total cash distributions	$331,506	$311,378	$271,450

Cash distributions per unit applicable to limited partners	$4.360	$4.280	$4.245
In January 2012, we declared a quarterly cash distribution of $1.095 that was paid on February 10, 2012 to unitholders of record on February 7, 2012. This distribution related to the fourth quarter of 2011 and totaled $89.1 million, of which $11.6 million represented our general partner’s interest and incentive distribution.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20. NET INCOME PER UNIT
The following table details the calculation of earnings per unit:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
Net income attributable to NuStar Energy L.P.	$221,461	$238,970	$224,875
Less general partner distribution (including IDR)	42,948	39,531	34,142
Less limited partner distribution	288,497	271,847	237,308
Distributions greater than earnings	$(109,984)	$(72,408)	$(46,575)

General partner earnings:
Distributions	$42,948	$39,531	$34,142
Allocation of distributions greater than earnings (2%)	(2,201)	(1,447)	(932)
Total	$40,747	$38,084	$33,210

Limited partner earnings:
Distributions	$288,497	$271,847	$237,308
Allocation of distributions greater than earnings (98%)	(107,783)	(70,961)	(45,643)
Total	$180,714	$200,886	$191,665

Weighted-average limited partner units outstanding	65,018,301	62,946,987	55,232,467

Net income per unit applicable to limited partners:	$2.78	$3.19	$3.47

21. STATEMENTS OF CASH FLOWS
Changes in current assets and current liabilities were as follows:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(230,980)	$(90,369)	$(31,505)
Inventories	(160,139)	(26,595)	(157,439)
Income tax receivable	(4,265)	—	—
Other current assets	(1,825)	31,373	(38,195)
Increase (decrease) in current liabilities:
Accounts payable	140,898	80,980	59,284
Payable to related party	(3,603)	(218)	7,051
Accrued interest payable	126	8,179	(969)
Accrued liabilities	(10,087)	(6,488)	26,874
Taxes other than income tax	2,574	(4,793)	209
Income tax payable	1,848	1,064	(8,208)
Changes in current assets and current liabilities	$(265,453)	$(6,867)	$(142,898)
The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to current assets and current liabilities acquired and disposed during the period and the effect of foreign currency translation.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-cash investing and financing activities for the years ended December 31, 2011, 2010 and 2009 mainly consist of changes in the fair values of our fixed-to-floating and forward-starting interest rate swaps.
Cash flows related to interest and income taxes were as follows:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$109,027	$87,653	$93,632
Cash paid for income taxes, net of tax refunds received	$14,920	$13,062	$20,150

22. INCOME TAXES
Components of income tax expense related to certain of our operations conducted through separate taxable wholly owned corporate subsidiaries were as follows:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars)
Current:
U.S.	$3,896	$2,010	$2,424
Foreign	8,632	11,464	10,144
Total current	12,528	13,474	12,568

Deferred:
U.S.	1,009	(3,786)	(1,466)
Foreign	3,342	2,053	(571)
Total deferred	4,351	(1,733)	(2,037)

Total income tax expense	$16,879	$11,741	$10,531
The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax due to our status as a limited partnership.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2011	2010
	(Thousands of Dollars)
Deferred income tax assets:
Net operating losses	$17,089	$19,687
Environmental and legal reserves	14,822	14,774
Capital loss	1,044	1,264
Valuation allowance	(1,161)	(1,129)
Other	—	1,124
Total deferred income tax assets	31,794	35,720

Deferred income tax liabilities:
Property, plant and equipment	(57,392)	(57,147)
Other	(698)	—
Total deferred income tax liabilities	(58,090)	(57,147)

Net deferred income tax liability	$(26,296)	$(21,427)

Reported on the Consolidated Balance Sheets as:
Deferred income tax asset	$9,141	$8,138
Deferred income tax liability	(35,437)	(29,565)
Net deferred income tax liability	$(26,296)	$(21,427)

As of December 31, 2011, our U.S. corporate operations have net operating loss carryforwards for tax purposes totaling approximately $42.8 million, which are subject to various limitations on use and expire in years 2020 through 2030.
As of December 31, 2011, we recorded a valuation allowance of $1.2 million related to our foreign deferred tax assets. We estimate the amount of valuation allowance based upon our expectations of taxable income in the various jurisdictions in which we operate and the period over which we can utilize those future deductions. The valuation allowance reflects uncertainties related to our ability to utilize certain net operating loss carryforwards before they expire. In 2011, we increased the valuation allowance for the foreign net operating loss by $0.1 million due to changes in our estimates of the amount of those loss carryforwards that will be realized, based upon future taxable income and potential tax planning strategies.
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
The realization of net deferred income tax assets recorded as of December 31, 2011 is dependent upon our ability to generate future taxable income in the United States. We believe it is more-likely-than not that the deferred income tax assets as of December 31, 2011 will be realized, based on expected future taxable income and potential tax planning strategies.
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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars)
Revenues:
Storage:
Third parties	$513,450	$475,624	$444,535
Intersegment	52,282	44,214	43,037
Related party	1,039	—	—
Total storage	566,771	519,838	487,572
Transportation:
Third parties	311,449	315,690	300,814
Intersegment	65	382	1,256
Total transportation	311,514	316,072	302,070
Asphalt and fuels marketing:
Third parties	5,749,317	3,611,747	3,110,522
Intersegment	9,782	4,143	—
Total asphalt and fuels marketing	5,759,099	3,615,890	3,110,522
Consolidation and intersegment eliminations	(62,129)	(48,739)	(44,293)
Total revenues	$6,575,255	$4,403,061	$3,855,871

Depreciation and amortization expense:
Storage	$87,737	$77,071	$70,888
Transportation	51,175	50,617	50,528
Asphalt and fuels marketing	22,636	20,257	19,463
Total segment depreciation and amortization expense	161,548	147,945	140,879
Other depreciation and amortization expense	6,738	5,857	4,864
Total depreciation and amortization expense	$168,286	$153,802	$145,743

Operating income:
Storage	$193,395	$178,947	$171,245
Transportation	145,613	148,571	139,869
Asphalt and fuels marketing	85,229	90,861	60,629
Consolidation and intersegment eliminations	(52)	276	1,170
Total segment operating income	424,185	418,655	372,913
Less general and administrative expenses	103,453	110,241	94,733
Less other depreciation and amortization expense	6,738	5,857	4,864
Total operating income	$313,994	$302,557	$273,316

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenues by geographic area are shown in the table below.

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars)
United States	$4,834,250	$3,326,674	$2,971,961
Netherlands (a)	1,564,062	914,144	732,764
Other	176,943	162,243	151,146
Consolidated revenues	$6,575,255	$4,403,061	$3,855,871

(a)
Effective January 1, 2011, the Netherland Antilles was dissolved and St. Eustatius became part of the Netherlands. Accordingly, revenues for St. Eustatius are now included with revenues for the Netherlands. Previous periods have been restated to conform to this presentation.

For the year ended December 31, 2011, Valero Energy Corporation accounted for approximately 10%, or $684.1 million, of our consolidated revenues, which were included in all of our reportable business segments. For the years ended December 31, 2010 and 2009, no single customer accounted for 10% or more of our consolidated revenues.
Long-lived assets include property, plant and equipment, intangible assets subject to amortization and certain long-lived assets included in “Other long-term assets, net” in the consolidated balance sheets. Total amounts of long-lived assets by geographic area were as follows:

	December 31,
	2011	2010
	(Thousands of Dollars)
United States	$3,166,784	$3,010,753
Netherlands (a)	446,855	430,569
Other	219,911	192,294
Consolidated long-lived assets	$3,833,550	$3,633,616

(a)
Effective January 1, 2011, the Netherland Antilles was dissolved and St. Eustatius became part of the Netherlands. Accordingly, revenues for St. Eustatius are now included with revenues for the Netherlands. Previous periods have been restated to conform to this presentation.

Total assets by reportable segment were as follows:

	December 31,
	2011	2010
	(Thousands of Dollars)
Storage	$2,597,904	$2,454,264
Transportation	1,251,474	1,256,614
Asphalt and fuels marketing	1,717,960	1,154,499
Total segment assets	5,567,338	4,865,377
Other partnership assets	313,852	521,016
Total consolidated assets	$5,881,190	$5,386,393

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the carrying amount of goodwill were as follows:

	Storage	Transportation	Asphalt and Fuels Marketing	Total
	(Thousands of Dollars)
Balance as of January 1, 2010	$579,639	$174,848	$53,255	$807,742
Asphalt Holdings Acquisition preliminary purchase price allocation	5,528	—	—	5,528
Balance as of December 31, 2010	585,167	174,848	53,255	813,270
Turkey Acquisition preliminary purchase price allocation	33,734	—	—	33,734
Other (a)	(287)	—	—	(287)
Balance as of December 31, 2011	$618,614	$174,848	$53,255	$846,717

(a)
Includes purchase price adjustments related to acquisitions still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. Also includes foreign currency translation adjustments.

Capital expenditures, including acquisitions and investments in other noncurrent assets, by reportable segment were as follows:

	Year Ended December 31,
	2011	2010	2009
	(Thousands of Dollars)
Storage	$263,918	$241,491	$137,050
Transportation	45,170	21,300	27,551
Asphalt and fuels marketing	90,683	26,387	21,458
Other partnership assets	45,569	27,147	22,708
Total capital expenditures	$445,340	$316,325	$208,767

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

Condensed Consolidating Balance Sheets
December 31, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$139	$14	$—	$17,344	$—	$17,497
Receivables, net	—	27,533	6,877	514,477	(1,079)	547,808
Inventories	—	2,311	6,370	579,152	(48)	587,785
Income tax receivable	—	—	—	4,148	—	4,148
Other current assets	—	9,796	2,423	31,466	—	43,685
Intercompany receivable	—	893,268	780,066	—	(1,673,334)	—
Total current assets	139	932,922	795,736	1,146,587	(1,674,461)	1,200,923
Property, plant and equipment, net	—	1,150,318	596,229	1,683,921	—	3,430,468
Intangible assets, net	—	1,966	—	36,957	—	38,923
Goodwill	—	18,094	170,652	657,971	—	846,717
Investment in wholly owned subsidiaries	3,386,170	220,513	1,159,620	2,216,792	(6,983,095)	—
Investment in joint venture	—	—	—	66,687	—	66,687
Deferred income tax asset	—	—	—	9,141	—	9,141
Other long-term assets, net	364	192,007	26,329	69,631	—	288,331
Total assets	3,386,673	2,515,820	2,748,566	5,887,687	(8,657,556)	5,881,190
Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$331,317	$1,060	$32,582	$—	$364,959
Payables	—	32,590	11,512	418,038	(1,079)	461,061
Accrued interest payable	—	21,332	8,489	12	—	29,833
Accrued liabilities	829	42,788	4,661	22,992	—	71,270
Taxes other than income tax	125	5,661	2,678	4,991	—	13,455
Income tax payable	—	352	7	2,863	—	3,222
Intercompany payable	506,111	—	—	1,167,223	(1,673,334)	—
Total current liabilities	507,065	434,040	28,407	1,648,701	(1,674,413)	943,800
Long-term debt, less current portion	—	1,424,891	503,180	—	—	1,928,071
Long-term payable to related party	—	8,027	—	6,475	—	14,502
Deferred income tax liability	—	—	—	35,437	—	35,437
Other long-term liabilities	—	29,939	220	64,886	—	95,045
Total partners’ equity	2,879,608	618,923	2,216,759	4,132,188	(6,983,143)	2,864,335
Total liabilities and partners’ equity	$3,386,673	$2,515,820	$2,748,566	$5,887,687	$(8,657,556)	$5,881,190

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income
For the Year Ended December 31, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$299,226	$199,569	$6,108,975	$(32,515)	$6,575,255
Costs and expenses	1,663	177,824	142,077	5,972,628	(32,931)	6,261,261
Operating (loss) income	(1,663)	121,402	57,492	136,347	416	313,994
Equity in earnings of subsidiaries	223,125	12,883	108,644	145,218	(489,870)	—
Equity in earnings of joint venture	—	—	—	11,458	—	11,458
Interest expense, net	—	(58,343)	(22,840)	(2,498)	—	(83,681)
Other income (expense), net	—	1,309	1,936	(6,536)	—	(3,291)
Income before income tax expense	221,462	77,251	145,232	283,989	(489,454)	238,480
Income tax expense (benefit)	1	(575)	13	17,440	—	16,879
Net income	221,461	77,826	145,219	266,549	(489,454)	221,601
Less net income attributable to noncontrolling interest	—	—	—	140	—	140
Net income attributable to NuStar Energy L.P.	$221,461	$77,826	$145,219	$266,409	$(489,454)	$221,461

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income
For the Year Ended December 31, 2010
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$294,163	$172,623	$3,959,122	$(22,847)	$4,403,061
Costs and expenses	1,353	189,950	125,495	3,808,276	(24,570)	4,100,504
Operating (loss) income	(1,353)	104,213	47,128	150,846	1,723	302,557
Equity in earnings of subsidiaries	240,343	41,515	120,827	180,242	(582,927)	—
Equity in earnings of joint venture	—	—	—	10,500	—	10,500
Interest income (expense), net	1	(52,486)	(24,353)	(1,442)	—	(78,280)
Other income, net	—	3,163	289	12,482	—	15,934
Income before income tax expense	238,991	96,405	143,891	352,628	(581,204)	250,711
Income tax expense	21	1,303	—	10,417	—	11,741
Net income	$238,970	$95,102	$143,891	$342,211	$(581,204)	$238,970

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income
For the Year Ended December 31, 2009
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$297,929	$153,268	$3,430,521	$(25,847)	$3,855,871
Costs and expenses	2,006	184,330	112,161	3,308,404	(24,346)	3,582,555
Operating (loss) income	(2,006)	113,599	41,107	122,117	(1,501)	273,316
Equity in earnings of subsidiaries	226,881	35,864	91,716	155,481	(509,942)	—
Equity in earnings of joint ventures	—	—	—	9,615	—	9,615
Interest expense, net	—	(51,715)	(24,168)	(3,501)	—	(79,384)
Other income (expense), net	—	23,078	(957)	9,738	—	31,859
Income before income tax expense	224,875	120,826	107,698	293,450	(511,443)	235,406
Income tax expense	—	1,332	—	9,199	—	10,531
Net income	$224,875	$119,494	$107,698	$284,251	$(511,443)	$224,875

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$377,469	$121,416	$59,109	$(84,135)	$(379,391)	$94,468
Cash flows from investing activities:
Capital expenditures	—	(197,845)	(8,093)	(129,722)	—	(335,660)
Acquisitions	—	(47,817)	—	(52,873)	—	(100,690)
Investment in other long-term assets	—	—	—	(8,990)	—	(8,990)
Proceeds from sale or disposition of assets	—	63	86	1,937	—	2,086
Investment in subsidiaries	(374,628)	—	(56,727)	(56,759)	488,114	—
Net cash used in investing activities	(374,628)	(245,599)	(64,734)	(246,407)	488,114	(443,254)
Cash flows from financing activities:
Debt borrowings	—	949,549	—	—	—	949,549
Debt repayments	—	(801,950)	—	—	—	(801,950)
Issuance of common units, net of issuance costs	317,285	—	—	—	—	317,285
General partner contribution	6,708	—	—	—	—	6,708
Distributions to unitholders and general partner	(322,046)	(322,046)	—	(32)	322,078	(322,046)
Proceeds from termination of interest rate swaps	—	33,433	—	—	—	33,433
Contributions from (distributions to) affiliates	—	260,028	56,727	114,053	(430,808)	—
Net intercompany borrowings (repayments)	(4,702)	(105,944)	(51,102)	161,741	7	—
Other, net	—	4,705	—	(963)	—	3,742
Net cash (used in) provided by financing activities	(2,755)	17,775	5,625	274,799	(108,723)	186,721
Effect of foreign exchange rate changes on cash	—	(1,233)	—	(326)	—	(1,559)
Net increase (decrease) in cash and cash equivalents	86	(107,641)	—	(56,069)	—	(163,624)
Cash and cash equivalents as of the beginning of year	53	107,655	—	73,413	—	181,121
Cash and cash equivalents as of the end of year	$139	$14	$—	$17,344	$—	$17,497

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2010
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$302,373	$144,654	$30,740	$189,918	$(305,185)	$362,500
Cash flows from investing activities:
Capital expenditures	—	(109,023)	(14,621)	(146,186)	—	(269,830)
Acquisition	—	—	—	(43,026)	—	(43,026)
Investment in other long-term assets	—	—	—	(3,469)	—	(3,469)
Proceeds from sale or disposition of assets	—	25	34	2,551	—	2,610
Proceeds from insurance recoveries	—	—	—	13,500	—	13,500
Investment in subsidiaries	(245,604)	—	—	(25)	245,629	—
Net cash used in investing activities	(245,604)	(108,998)	(14,587)	(176,655)	245,629	(300,215)
Cash flows from financing activities:
Debt borrowings	—	1,076,406	—	—	—	1,076,406
Debt repayments	—	(1,401,354)	—	—	—	(1,401,354)
Senior note offering, net	—	445,431	—	—	—	445,431
Issuance of common units, net of issuance costs	240,148	—	—	—	—	240,148
General partner contribution	5,078	—	—	—	—	5,078
Distributions to unitholders and general partner	(305,154)	(305,154)	—	(31)	305,185	(305,154)
Contributions from (distributions to) affiliates	—	245,604	—	25	(245,629)	—
Net intercompany borrowings (repayments)	3,159	19,424	(16,133)	(6,450)	—	—
Other, net	—	(3,458)	(20)	(811)	—	(4,289)
Net cash (used in) provided by financing activities	(56,769)	76,899	(16,153)	(7,267)	59,556	56,266
Effect of foreign exchange rate changes on cash	—	(6,502)	—	7,066	—	564
Net increase in cash and cash equivalents	—	106,053	—	13,062	—	119,115
Cash and cash equivalents as of the beginning of year	53	1,602	—	60,351	—	62,006
Cash and cash equivalents as of the end of year	$53	$107,655	$—	$73,413	$—	$181,121

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2009
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$263,017	$103,753	$70,433	$32,302	$(288,923)	$180,582
Cash flows from investing activities:
Capital expenditures	—	(49,800)	(23,734)	(135,022)	—	(208,556)
Investment in other long-term assets	—	—	—	(211)	—	(211)
Proceeds from sale or disposition of assets	—	29,215	108	357	—	29,680
Proceeds from insurance recoveries	—	—	—	11,382	—	11,382
Investment in subsidiaries	(295,178)	—	—	(30)	295,208	—
Net cash used in investing activities	(295,178)	(20,585)	(23,626)	(123,524)	295,208	(167,705)
Cash flows from financing activities:
Debt borrowings	—	1,608,188	—	—	—	1,608,188
Debt repayments	—	(1,641,119)	—	—	—	(1,641,119)
Issuance of common units, net of issuance costs	288,761	—	—	—	—	288,761
General partner contribution	6,155	—	—	—	—	6,155
Distributions to unitholders and general partner	(263,896)	(263,896)	—	(25,027)	288,923	(263,896)
Contributions from (distributions to) affiliates	—	295,178	—	30	(295,208)	—
Net intercompany borrowings (repayments)	1,141	(80,506)	(47,483)	126,848	—	—
Other, net	—	(1,982)	20	1,201	—	(761)
Net cash (used in) provided by financing activities	32,161	(84,137)	(47,463)	103,052	(6,285)	(2,672)
Effect of foreign exchange rate changes on cash	—	2,569	—	3,857	—	6,426
Net increase in cash and cash equivalents	—	1,600	(656)	15,687	—	16,631
Cash and cash equivalents as of the beginning of year	53	2	656	44,664	—	45,375
Cash and cash equivalents as of the end of year	$53	$1,602	$—	$60,351	$—	$62,006

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

25. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)
2011:
Revenues	$1,234,616	$1,589,184	$1,824,350	$1,927,105	$6,575,255
Operating income	$55,731	$117,351	$92,977	$47,935	$313,994
Net income	$28,516	$92,605	$70,281	$30,199	$221,601
Net income per unit applicable to limited partners	$0.30	$1.27	$0.92	$0.30	$2.78
Cash distributions per unit applicable to limited partners	$1.075	$1.095	$1.095	$1.095	$4.360

2010:
Revenues	$945,529	$1,124,941	$1,138,379	$1,194,212	$4,403,061
Operating income	$39,773	$102,030	$90,290	$70,464	$302,557
Net income	$19,703	$99,422	$68,310	$51,535	$238,970
Net income per unit applicable to limited partners	$0.19	$1.43	$0.90	$0.65	$3.19
Cash distributions per unit applicable to limited partners	$1.065	$1.065	$1.075	$1.075	$4.280

26. SUBSEQUENT EVENTS
On February 2, 2012, NuStar Logistics issued $250.0 million of 4.75% senior notes under our 2010 Shelf Registration Statement. The net proceeds of $247.5 million were used to repay the outstanding principal amount of the 7.75% senior notes due February 15, 2012. In connection with the new 4.75% senior notes, we terminated the related forward-starting interest rate swaps with a payment of $25.4 million.
The interest on the 4.75% senior notes is payable semi-annually in arrears on February 1 and August 1 of each year beginning on August 1, 2012. The notes will mature on February 1, 2022. The 4.75% senior notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness of NuStar Logistics and contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit NuStar Logistics’ ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions. At the option of NuStar Logistics, the 4.75% senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. The 4.75% senior notes are fully and unconditionally guaranteed by NuStar Energy and NuPOP.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were operating effectively as of December 31, 2011.
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
Set forth below is certain information concerning the directors and executive officers of NuStar GP, LLC:

Name	Age	Position Held with NuStar GP, LLC
William E. Greehey	75	Chairman of the Board
Curtis V. Anastasio	55	President, Chief Executive Officer (CEO) and Director
J. Dan Bates	67	Director
Dan J. Hill	71	Director
Stan McLelland	66	Director
Rodman D. Patton	68	Director
Bradley C. Barron	46	Executive Vice President and General Counsel
Steven A. Blank	57	Executive Vice President, Chief Financial Officer (CFO) and Treasurer
James R. Bluntzer	57	Executive Vice President-Operations
Mary Rose Brown	55	Executive Vice President-Administration
Thomas R. Shoaf	53	Senior Vice President and Controller
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
Mr. Barron became Executive Vice President and General Counsel of NuStar GP, LLC and NuStar GP Holdings in February 2012. He served as Senior Vice President and General Counsel of NuStar GP, LLC and NuStar GP Holdings from April 2007 until his promotion in February 2012. He also served as Secretary of NuStar GP, LLC and NuStar GP Holdings from April 2007 to February 2009. He served as Vice President, General Counsel and Secretary of NuStar GP, LLC from January 2006 until his promotion in April 2007. Mr. Barron also served as Vice President, General Counsel and Secretary of NuStar GP Holdings from March 2006 until his promotion in April 2007. Mr. Barron served as Managing Counsel and Corporate Secretary of NuStar GP, LLC from July 2003 until January 2006. From January 2001 until July 2003, he served as Counsel, and then Senior Counsel, to Valero Energy.
Mr. Blank became Executive Vice President, CFO and Treasurer of NuStar GP, LLC and NuStar GP Holdings in February 2012. He served as Senior Vice President and CFO of NuStar GP, LLC from January 2002 until his promotion in February 2012. He also served as NuStar GP, LLC’s Treasurer from July 2005 until his promotion in February 2012. He has also served as Senior Vice President, CFO and Treasurer of NuStar GP Holdings since March 2006. From December 1999 until January 2002, he was Chief Accounting and Financial Officer and a director of NuStar GP, LLC. He served as Vice President and Treasurer of Ultramar Diamond Shamrock Corporation from December 1996 until January 2002.
Mr. Bluntzer became Executive Vice President-Operations of NuStar GP, LLC and NuStar GP Holdings in February 2012. He served as Senior Vice President-Operations of NuStar GP, LLC from October 2005 until his promotion in February 2012. He served as Vice President-Operations of NuStar GP, LLC from February 2004 until October 2005. He served as Vice President-Terminal Operations of NuStar GP, LLC from May 2003 to February 2004. He served as Special Projects Director of NuStar GP, LLC from January 2002 to May 2003 and as Vice President of Midstream Operations of Valero Energy from June 2001 to January 2002. He served as Refinery Logistics & Supply Chain Director of Valero Energy from July 2000 to June 2001.
Ms. Brown became Executive Vice President-Administration of NuStar GP, LLC and NuStar GP Holdings in February 2012. She served as Senior Vice President-Administration of NuStar GP, LLC from April 2008 until her promotion in February 2012. She served as Senior Vice President-Corporate Communications from April 2007 through April 2008. Prior to her service to NuStar GP, LLC, Ms. Brown served as Senior Vice President-Corporate Communications for Valero Energy from September 1997 to April 2007.
Mr. Shoaf became Senior Vice President and Controller of NuStar GP, LLC and NuStar GP Holdings in February 2012. He served as Vice President and Controller of NuStar GP, LLC from July 2005 until his promotion in February 2012. He also served as Vice President and Controller of NuStar GP Holdings from March 2006 until his promotion in February 2012. Mr. Shoaf served as Vice President-Structured Finance for Valero Corporate Services Company, a subsidiary of Valero Energy, from 2001 until his appointment with NuStar GP, LLC.
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of NuStar Energy L.P.’s equity securities to file certain reports with the Securities and Exchange Commission (SEC) concerning their beneficial ownership of NuStar Energy’s equity securities within two business days. We believe that during the year ended December 31, 2011 all Section 16(a) reports applicable to our executive officers, directors and greater than 10% stockholders were timely filed, with the exception of: (i) a Form 4 filed on February 27, 2012 to report Mr. Bluntzer's quarterly purchases of a total of 377 units pursuant to a dividend reinvestment program administered by Mr. Bluntzer's securities broker; and (ii) a Form 4 filed on February 27, 2012 to report Ms. Brown's purchase of 212 units.

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
CORPORATE GOVERNANCE
AUDIT COMMITTEE
The Audit Committee reviews and reports to the Board on various auditing and accounting matters, including the quality, objectivity and performance of NuStar Energy’s internal and external accountants and auditors, the adequacy of its financial controls and the reliability of financial information reported to the public. The Audit Committee also monitors NuStar Energy’s compliance with environmental laws and regulations. The Board has adopted a written charter for the Audit Committee. The members of the Audit Committee during 2011 were Rodman D. Patton (Chairman), J. Dan Bates and Dan J. Hill. The Audit Committee met seven times in 2011. For further information, see the “Report of the Audit Committee” below.
The Board has determined that Mr. Patton is an “audit committee financial expert” (as defined by the SEC), and that he is “independent” as that term is used in the NYSE Listing Standards.
REPORT OF THE AUDIT COMMITTEE FOR FISCAL YEAR 2011
Management of NuStar GP, LLC is responsible for NuStar Energy’s internal controls and the financial reporting process. KPMG LLP (KPMG), NuStar Energy’s independent registered public accounting firm for the year ended December 31, 2011, is responsible for performing an independent audit of NuStar Energy’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) and generally accepted auditing standards, and an audit of NuStar Energy’s internal control over financial reporting in accordance with the standards of the PCAOB, and issuing a report thereon. The Audit Committee monitors and oversees these processes and approves the selection and appointment of NuStar Energy’s independent registered public accounting firm and recommends the ratification of such selection and appointment to the Board.

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
Based on the foregoing review and discussions and such other matters the Audit Committee deemed relevant and appropriate, the Audit Committee recommended to the Board that the audited consolidated financial statements of NuStar Energy be included in NuStar Energy’s Annual Report on Form 10-K for the year ended December 31, 2011.
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

Evaluation of Compensation Risk. The Compensation Committee has focused on aligning our compensation policies with the long-term interests of NuStar Energy and avoiding short-term rewards for management decisions that could pose long-term risks to NuStar Energy. NuStar Energy’s compensation programs are structured so that a considerable amount of our management’s compensation is tied to NuStar Energy’s long-term fiscal health. The only short-term incentive available to NuStar Energy employees and executives is the all-employee performance bonus. All bonuses, including executive bonuses, are determined with reference to well-defined performance metrics selected by the Compensation Committee and applicable to all employees. Historically, our long-term incentives have taken the form of performance units, restricted units and unit options that typically vest over three- and five-year periods, thereby aligning our employees’ interests with the long-term goals of NuStar Energy. No business group or unit is compensated differently than any other, regardless of profitability. There is also a maximum number of performance units that may be earned, based on the performance of NuStar Energy relative to certain peer companies. As such, we believe that our compensation policies encourage employees to operate our business in a fundamentally sound manner and do not create incentives to take risks that are reasonably likely to have a material adverse effect on NuStar Energy.

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
Compensation for our NEOs primarily consists of base salary, an annual incentive bonus and long-term, equity-based incentives. Our executives participate in the same group benefit programs available to our salaried employees in the United States. In addition, see “Post-Employment Benefits” below in this Item 11. Our executives do not have employment or severance agreements, other than the change-of-control agreements described below in “Potential Payments Upon Termination or Change of Control.” The Compensation Committee targets base salary for our NEOs, as well as annual incentive bonus and long-term incentive awards (expressed, in each case, as a percentage of base salary), at or near the median of our peer group and after reviewing survey data for a group of 849 industrial companies. In each case, an executive’s salary and incentive opportunities are determined by the unique responsibilities of his or her position and by each executive’s experience and performance, with the market information in mind.
Our NEOs for the year ended December 31, 2011 were: Curtis V. Anastasio, Bradley C. Barron, Steven A. Blank, James R. Bluntzer and Mary Rose Brown.
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
In making determinations about total compensation for executives, the Compensation Committee takes into account a number of factors, including: the competitive market for talent; compensation paid at peer companies; industry-wide trends; NuStar Energy’s performance; the particular executive’s role, responsibilities, experience and performance; and retention. The Compensation Committee also considers other equitable factors such as the role, contribution and performance of an individual executive relative to the executive’s peers at the company. The Compensation Committee does not assign specific weight to these factors, but rather makes a subjective judgment taking all of these factors into account.
The Compensation Committee has retained BDO USA, LLP (BDO) as its independent compensation consultant with respect to executive compensation matters. In its role as advisor to the Compensation Committee, BDO was retained directly by the Compensation Committee, which has the authority to select, retain and/or terminate its relationship with a consulting firm. The Compensation Committee determined BDO to be independent because BDO provides no other services to NuStar Energy; fees paid to BDO represent less than a fraction of 1% of BDO's worldwide revenues; BDO has policies in place to prevent a conflict of interest, including a policy that no employee of BDO may own NuStar Energy units; and there is no business or personal relationship between BDO's consultant and any of NuStar Energy's officers or directors.
Selection of Compensation Comparative Data
The Compensation Committee relies upon two primary sources of competitive compensation data in assessing base salary rates, annual incentive compensation and long-term incentive compensation: a group of master limited partnerships and other companies in our industry and broader survey data on comparably sized entities.
To establish compensation for the NEOs, including the CEO, the Committee, in consultation with management and BDO, identified a specific group of 14 master limited partnerships and three independent, regional refining companies to evaluate competitive rates of compensation (the Compensation Comparative Group). Three refining companies, Frontier Oil Corporation, Holly Corporation and Western Refining Inc., were added to our prior peer list in 2008 to account for our acquisition of asphalt refining and marketing assets from CITGO Asphalt Refining Company in March 2008. Each of these organizations is in our industry, and, in our opinion, competes with us for executive talent. The competitive data for these companies is derived from their respective publicly filed annual proxy statements or annual reports on Form 10-K.

Company	Ticker
1. Boardwalk Pipeline Partners	BWP
2. Buckeye Partners LP	BPL
3. Copano Energy LLC	CPNO
4. Crosstex Energy LP	XTEX
5. Enbridge Energy Partners LP	EEP
6. Energy Transfer Partners	ETP
7. Enterprise Product Partners LP	EPD
8. Kinder Morgan Energy LP	KMP
9. Magellan Midstream Partners LP	MMP
10. Mark West Energy Partners	MWE
11. ONEOK Partners, L.P.	OKS
12. Plains All American Pipeline LP	PAA
13. Regency Energy Partners	RGNC
14. Sunoco Logistics Partners LP	SXL
15. HollyFrontier Corporation*	HFC
16. Western Refining Inc.	WNR

*	Holly Corporation and Frontier Oil Corporation merged in 2011 to form HollyFrontier Corporation.

The Compensation Committee also periodically reviews survey data reported on a position-by-position basis to ascertain additional information regarding compensation of comparable positions. The survey data consists of general industry data for executive positions reported in the Towers Watson General Industry Executive Compensation database, a proprietary compensation database of an approximate 849 U.S. industrial companies that is updated each year. In 2011, at the Committee's request, BDO reviewed and interpreted tabular data from the Towers Watson survey for companies in a range of reported revenues comparable to NuStar Energy’s. We refer to the competitive survey data, together with the Compensation Comparative Group data, as the Compensation Comparative Data.
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
As required by the Compensation Committee’s charter, the compensation of the CEO is reviewed and approved by the Compensation Committee based on the Compensation Comparative Data and other factors; discretionary adjustments may be made based upon their independent evaluation of the CEO’s performance and contributions.
Each July, the Compensation Committee reviews the NEOs’ total compensation, including base salary and the target levels of annual incentive and long-term incentive compensation. The review includes a comparison with competitive market data provided by BDO, an evaluation of the total compensation of the executive officer group from an internal equity perspective and reviews of reports on the compensation history of each executive. Based on these reviews and evaluations, the Compensation Committee establishes annual salary rates for executive officer positions for the upcoming 12-month period and sets target levels of annual incentive and long-term incentive compensation. Although the target levels are established in July, the long-term incentives are reviewed again at the time of grant, typically in the fourth quarter for unit options and restricted units and in the first quarter for performance units. The Compensation Committee may also review salaries or grant long-term incentive awards at other times during the year because of new appointments, promotions or other extraordinary circumstances.
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

Additional information regarding the timing of 2011 long-term incentive grants is discussed below under “Performance Units” and “Restricted Units.”
Elements of Executive Compensation
General
Our executive compensation programs currently consist of the following material elements:

•	base salaries;

•	annual incentive bonuses;

•	long-term equity-based incentives, including:

•	performance units; and

•	restricted units;

•	medical and other insurance benefits, retirement benefits and other perquisites.

We use base salary as the foundation for our executive compensation program. We believe that base salary should provide a fixed level of competitive pay that reflects the executive officer’s primary duties and responsibilities, as well as a foundation for incentive opportunities and benefit levels. Our annual incentive bonuses are designed to focus our executives on improving NuStar Energy’s distributable cash flow (DCF), which is widely regarded among the master limited partnership (MLP) investment community as a significant determinant of an MLP’s unit price. Our long-term equity incentive awards are designed to directly tie an executive’s financial reward opportunities with the rewards to unitholders on both an absolute and relative basis, as measured by long-term unit price performance and payment of distributions. Throughout this Item 11, we use the term “Total Direct Compensation” to refer to the sum of an executive officer’s base salary, annual incentive bonus and long-term incentive awards for a particular fiscal year. We also offer group medical benefits that allow employees (including NEOs) affordable coverage at group rates, as well as pension benefits that reward continued service and a thrift plan that provides a tax-advantaged savings opportunity.
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

The following table summarizes the relative size of base salary and incentive compensation targets for 2011 for each of our NEOs:

Name	Target Percentage of Total Direct Compensation
	Base Salary (%)	Annual Incentive Bonus	Long-Term Incentives	TOTAL
Anastasio	26	23	51	100
Barron	35	21	44	100
Blank	35	21	44	100
Bluntzer	35	21	44	100
Brown	35	21	44	100
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
Base Salaries
The base salaries for our executive officers are reviewed annually by the Compensation Committee based on recommendations of our CEO, with input from BDO and our compensation and benefits staff. Our CEO’s base salary is reviewed and approved by the Compensation Committee based on its review of recommendations by BDO, our Chairman and our compensation and benefits staff.
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
In July 2011, BDO again performed a comprehensive review of our NEO's Total Direct Compensation. Based on BDO's review and input from management, the Compensation Committee adjusted the NEO's annualized base salaries as shown below.

Name	Annualized Base Salary at December 31, 2011	July 2011 Increase to Prior Annualized Salary
Anastasio	$520,000	$32,000
Barron	300,000	18,860
Blank	361,660	10,530
Bluntzer	324,000	9,330
Brown	324,000	9,330

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
The following table shows the percentage of each NEO’s salary paid in 2011 that represents his or her annual bonus target for the fiscal year ended December 31, 2011, before discretionary adjustments, as discussed below:

Name	Annual Incentive Bonus Target as a Percentage of Base Salary
Anastasio	90
Barron	60
Blank	60
Bluntzer	60
Brown	60
Determination of Annual Incentive Target Opportunities
As stated above, each named executive officer has an annual incentive opportunity generally based on a stated percentage of his or her base salary. This target proportion is the annual incentive award for achieving a 100% score on our stated financial goal under the bonus plan. For example, Mr. Anastasio has a target annual incentive opportunity equal to 90% of his base annual salary. Mr. Anastasio was paid $504,000 in salary for 2011, and therefore his target annual incentive opportunity for a 100% score was $453,600. In addition, the plan allows for the upward or downward adjustment of awards, based upon attainment of the financial goal, equal to a range of 0% to 200% of the target award. If we failed to reach at least the threshold level of performance for our financial goal, the participant would have earned an incentive award of $0. Likewise, if we had achieved the maximum level of performance for the financial goal, the participant could earn up to 200% of his target award.
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

Company Performance Objectives
In 2011, as in prior years, the Compensation Committee approved a DCF metric for NuStar Energy’s bonus metric, based on management’s recommendations and input from BDO. In the MLP investment community, DCF is widely regarded as a significant determinant of unit price, and, as such, the Compensation Committee believes the measure appropriately focuses employees on improving DCF. We believe that basing bonus on DCF aligns our management’s interest with our unitholders’ interest in continuously increasing distributions in a prudent manner.
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
Each year, the Compensation Committee establishes NuStar Energy’s budgeted DCF for the year as a target and establishes corresponding levels of performance for which the incentive opportunity would be paid, such that if less than 90% of the target was attained, no bonus would be paid; if 90% of the target was attained, 50% of the incentive opportunity could be paid; if the target was achieved, 100% of the incentive opportunity could be paid; if 110% of the target was attained, 150% of the incentive opportunity could be paid; and if 120% or more of the target was attained, 200% of the incentive opportunity could be paid. The budgeted DCF may be adjusted during the year to account for acquisitions or other significant changes not anticipated at the time the target was determined. In 2011, NuStar’s budgeted DCF was $369,122,000.
Determination of Awards
For the 2011 annual incentive bonus determination, the Compensation Committee measured NuStar Energy’s DCF against the established target to determine the amount of incentive award earned. NuStar Energy’s DCF for 2011 was 100% of target. This resulted in each employee, including the NEOs, having a potential annual incentive award equal to 100% of his or her target award.

Name	Bonuses Paid For 2011
Anastasio	$453,600
Barron	174,300
Blank	213,800
Bluntzer	190,000
Brown	191,600
Long-term Incentive Awards
We provide unit-based, long-term compensation for employees, including executives and directors, through our Third Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), which was approved by our unitholders effective as of May 1, 2011. The 2000 LTIP provides for a variety of unit and unit-based awards, including unit options, restricted units and performance units. Performance units vest (become nonforfeitable) upon the achievement of an objective performance goal. Long-term incentive awards vest over a period determined by the Compensation Committee.
Under the design of the long-term incentive award plan, each plan participant, including the NEOs, are designated a target long-term incentive award expressed as a percentage of base salary. This percentage reflects the fair value of the awards to be granted.
As mentioned above, BDO delivered a comprehensive review of our NEO's Total Direct Compensation in July 2011. Based on BDO's review and analysis, the Compensation Committee adjusted the NEO's long-term incentive targets (expressed as a percent of base salary) as shown in the table below.

Name	Long-Term Incentive Target (% of base salary)
Anastasio	200
Barron	125
Blank	125
Bluntzer	125
Brown	125
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

In 2011, the Compensation Committee reallocated the percentage of units awarded in the form of restricted units and the percentage awarded in the form of performance units such that more of our NEO's compensation is tied to achievement of an objective performance goal. Beginning with the long-term incentive awards in the fourth quarter 2011, the target levels were allocated such that 35% of the targeted long-term incentive dollar value is awarded to the executive in a grant of performance units while 65% of the targeted long-term incentive dollar value is awarded to the executive in a grant of restricted units.
The Compensation Committee reviews and approves all grants for the NEOs. The CEO develops individual grant recommendations based upon the methodology described above, but both the CEO and the Compensation Committee may make adjustments to the recommended grants based upon an assessment of an individual’s performance and contributions to NuStar Energy. Grants to the CEO are decided solely by the Compensation Committee following the methodology described above, and the Compensation Committee may make discretionary adjustments to the calculated level of long-term incentives based upon its independent evaluation of the CEO’s performance and contributions.
Restricted Units

Name	Restricted Units Granted in 2011
	NS	NSH
Anastasio	8,705	6,630
Barron	3,140	2,390
Blank	3,785	2,880
Bluntzer	3,390	2,580
Brown	3,390	2,580

The restricted units comprise approximately 65% of each executive’s total NuStar Energy long-term incentive target. The Compensation Committee presently expects to grant restricted units annually. The executives’ long-term incentive targets include approximately 70% NuStar Energy restricted units and 30% NuStar GP Holdings restricted units (in both cases, calculated from an assumed unit value based on the average closing price for the 10 business days approximately one month prior to the Compensation Committee meeting at which the awards are to be approved). The restricted units all vest in equal increments on the anniversary of the grant date over five years. Restricted units of NuStar GP Holdings were introduced into the compensation program in 2008 to reflect the fact that the performance of NuStar GP Holdings is directly tied to the performance of NuStar Energy, since NuStar GP Holdings’ sole asset is its interest in NuStar Energy. The NuStar GP Holdings restricted units grants, as well as the grants of the NuStar Energy restricted units, were approved in a joint meeting of the Compensation Committee and the compensation committee of NuStar GP Holdings’ Board of Directors.
In 2011, the Compensation Committee and management made a determination that the grants for employees, including management and non-employee directors, would be made as soon as administratively practicable and no earlier than the third business day following our third quarter earnings release. Due to the continuing effort to standardize long-term incentive grant targets across all departments and the time required to award and implement the grants, the grant date was not administratively practicable until December 16, 2011.
Performance Units
In January 2011, performance units comprised approximately 30% of each of our NEOs’ total NuStar Energy long-term incentive targets. Performance units are earned only upon NuStar Energy’s achievement of an objective performance measure, total unitholder return (TUR), as compared with the Compensation Comparative Group. NuStar Energy’s TUR is the total return to unitholders, based upon the growth in the unit price, as well as cash distributions to unitholders, during the year. The Compensation Committee believes this type of incentive award strengthens the tie between the named executive’s pay and our financial performance.
The number of performance units granted in 2011 was determined by multiplying annual base salary rate by the Long-Term Incentive Target Percentage, and then multiplying that product by 30%. That product is then divided by the assumed value of an individual unit, which is the product of (x) the average unit price for the period of December 15 through December 31 (using the daily high and low prices) and (y) a factor that reflects the present value of the award and a risk that the award might be forfeited.

Name	Performance Unit Grants in 2011
Anastasio	4,400
Barron	1,575
Blank	1,970
Bluntzer	1,765
Brown	1,765
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
For the performance period ended December 31, 2011, our performance ranked in the fourth quartile of the group for the rolling three-year period, which resulted in the NEOs receiving none of the 2011 performance units available to vest in 2012. On January 26, 2012, the Compensation Committee met and discussed NuStar Energy's performance for the three-year period ended December 31, 2011. During that period, NuStar Energy's TUR was 72.41%. Based on their review of company performance, as well as each NEO's performance during that period, the Compensation Committee awarded a special grant of restricted units, which vest in equal increments over three years, beginning on the first anniversary date of grant. Each NEO agreed to waive his or her right to receive any performance units that would have carried forward into subsequent years as a result of their failure to vest in 2011.

Name	Special Restricted Unit Grant for 2011 Performance
Anastasio	5,337
Barron	1,818
Blank	2,240
Bluntzer	2,025
Brown	2,025

Perquisites and Other Benefits
Perquisites
We provide only minimal perquisites to our executive officers. Mr. Anastasio, Mr. Barron, Mr. Blank and Ms. Brown received federal income tax preparation services in 2011. Executives are also eligible to receive liability insurance. For more information on perquisites, see the Summary Compensation Table and its footnotes.
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
Nonqualified Deferred Compensation Plans
Excess Thrift Plan
The Excess Thrift Plan provides unfunded benefits to those employees of NuStar GP, LLC whose annual additions under the Thrift Plan are subject to the limitations on such annual additions as provided under §415 of the Internal Revenue Code of 1986, as amended (the Code), and/or who are constrained from making maximum contributions under the Thrift Plan by §401(a)(17) of the Code, which limits the amount of an employee’s annual compensation which may be taken into account under that plan. The Excess Thrift Plan is comprised of two separate components, consisting of (1) an “excess benefit plan” as defined under §3(36) of The Employee Retirement Income Security Act of 1974, as amended (ERISA) and (2) a plan that is maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. Each component of the Excess Thrift Plan consists of a separate plan for purposes of Title I of ERISA. To the extent a participant’s annual total compensation exceeds the compensation limits for the calendar year under §401(a)(17) of the Code ($245,000 for 2011), the participant’s excess thrift plan account is credited with that number of hypothetical NuStar Energy units that could have been purchased with the difference between:

•	The total company matching contributions that would have been credited to the participant’s account under the Thrift Plan had the participant’s contributions not been reduced pursuant to §401; and

•	The actual company matching contributions credited to such participant’s account.
Mr. Anastasio, Mr. Barron, Mr. Blank, Mr. Bluntzer and Ms. Brown participated in the Excess Thrift Plan in 2011.
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
Officer Unit Ownership Guidelines
Unit ownership guidelines for officers of NuStar GP, LLC are as follows:

Officer	Value of NuStar Energy Units and/or NuStar GP Holdings Units Owned
President	3.0x Base Salary
Senior Vice Presidents and above	2.0x Base Salary
Vice Presidents	1.0x Base Salary
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

EXECUTIVE COMPENSATION
The tables that appear in the following pages of this section provide information required by the SEC regarding compensation paid to or earned by our NEOs for the year ended December 31, 2011. We have used captions and headings in these tables in accordance with the SEC regulations requiring these disclosures. The footnotes to these tables provide important information to explain the values presented in the tables, and are an important part of our disclosures.

SUMMARY COMPENSATION TABLE
FOR FISCAL YEAR ENDED DECEMBER 31, 2011
The following table provides a summary of compensation paid for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 to NuStar GP, LLC’s CEO, CFO and to its three other most highly compensated executive officers. The table shows amounts earned by such persons for services rendered to NuStar GP, LLC in all capacities in which they served.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Unit Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Curtis V. Anastasio President and CEO	2011	504,000	453,600	988,617	0	0	404,104	38,628	2,381,917
	2010	480,900	385,000	1,019,418	0	0	190,656	37,001	2,112,975
	2009	466,900	284,300	832,123	0	0	195,281	37,632	1,186,236
Bradley C. Barron Executive Vice President and General Counsel	2011	290,570	174,300	355,723	0	0	79,153	15,937	915,683
Steven A. Blank Executive Vice President, CFO and Treasurer	2011	356,395	213,800	433,693	0	0	223,597	26,289	1,253,774
	2010	346,015	173,000	442,407	0	0	129,601	25,466	1,116,489
	2009	335,950	127,800	316,949	0	0	124,551	24,266	929,516
James R. Bluntzer Executive Vice President-Operations	2011	319,335	190,000	388,490	0	0	255,633	20,226	1,173,684
	2010	310,085	155,000	396,775	0	0	150,003	20,156	1,032,019
	2009	301,350	115,000	286,221	0	0	174,431	19,817	896,819
Mary Rose Brown Executive Vice President- Administration	2011	319,335	191,600	388,490	0	0	99,450	14,826	1,013,701
	2010	310,085	155,000	396,775	0	0	63,442	18,555	943,857
	2009	301,350	115,000	286,221	0	0	54,276	25,737	782,584
Footnotes:

(1)
2011 bonus awards were paid in February 2012 with respect to 2011 performance. 2010 bonus amounts were paid in February 2011 with respect to 2010 performance. 2009 bonus amounts were paid in February 2010 with respect to 2009 performance. Bonuses were determined taking into consideration the individual executive’s targets, the executive’s performance and NuStar Energy’s performance in the applicable year, as described above under “Compensation Disclosure & Analysis-Annual Incentive Bonus.”

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

Name	Year	(A)	(B)	TOTAL
Anastasio	2011	$404,104	$0	$404,104
	2010	190,656	0	190,656
	2009	195,281	0	195,281
Barron	2011	79,153	0	79,153
Blank	2011	223,597	0	223,597
	2010	129,601	0	129,601
	2009	124,551	0	124,551
Bluntzer	2011	255,633	0	255,633
	2010	150,003	0	150,003
	2009	174,431	0	174,431
Brown	2011	99,450	0	99,450
	2010	63,442	0	63,442
	2009	54,276	0	54,276

(4) The amounts reported in this column for 2011 consist of the following for each officer:

Name	Company Contribution to Thrift Plan	Company Contribution to Excess Thrift Plan	Tax Preparation	Personal Liability Insurance	Executive Health Exams (a)	TOTAL
Anastasio	$12,433	$15,900	$850	$2,413	$0	$31,596
Barron	9,940	2,734	850	2,413	0	15,937
Blank	14,700	6,684	850	2,413	1,642	26,289
Bluntzer	12,543	5,270	0	2,413	0	20,226
Brown	6,293	5,270	850	2,413	0	14,826

(a)	The amount reported is the difference between the value of executive health exams made available to NuStar Energy officers and the value of NuStar Energy’s all-employee wellness assessments.

GRANTS OF PLAN-BASED AWARDS
FOR FISCAL YEAR ENDED DECEMBER 31, 2011
The following table provides further information regarding the grants of plan-based awards to the NEOs.

Name	Grant Date	Date of Approval by Comp Committee	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Unit)	Grant Date Fair Value of Unit and Unit Option Awards ($)
			Threshold (#)	Target (#)	Maximum (#)
Anastasio	1/28/2011(1)	1/28/2011	—	4,400	8,800	—	—	—	303,424(4)
	12/16/2011(2)	11/7/2011	—	—	—	8,705	—	—	482,779(5)
	12/16/2011(3)	11/7/2011	—	—	—	6,630	—	—	202,414(6)
Barron	1/28/2011(1)	1/28/2011	—	1,575	3,150	—	—	—	108,612(4)
	12/16/2011(2)	11/7/2011	—	—	—	3,140	—	—	174,144(5)
	12/16/2011(3)	11/7/2011	—	—	—	2,390	—	—	72,967(6)
Blank	01/28/2011(1)	1/28/2011	—	1,970	3,940	—	—	—	135,851(4)
	12/16/2011(2)	11/7/2011	—	—	—	3,785	—	—	209,916(5)
	12/16/2011(3)	11/7/2011	—	—	—	2,880	—	—	87,926(6)
Bluntzer	1/28/2011(1)	1/28/2011	—	1,765	3,530	—	—	—	121,714(4)
	12/16/2011(2)	11/7/2011	—	—	—	3,390	—	—	188,009(5)
	12/16/2011(3)	11/7/2011	—	—	—	2,580	—	—	78,767(6)
	1/28/2011(1)	1/28/2011	—	1,765	3,530	—	—	—	121,714(4)
Brown	12/16/2011(2)	11/7/2011	—	—	—	3,390	—	—	188,009(5)
	12/16/2011(3)	11/7/2011	—	—	—	2,580	—	—	78,767(6)
Footnotes:

(1)
Performance units were awarded by the Board, upon recommendation of the Compensation Committee, on January 28, 2011. Each award is subject to vesting in three annual increments, based upon our TUR during rolling three-year periods that end on December 31 of each year following the date of grant. At the end of each performance period, our TUR is compared to the Peer Group and ranked by quartile. Executives then earn 0%, 50%, 100% or 150% of that portion of the initial grant amount that is vesting, depending upon whether our TUR is in the last, 3rd, 2nd or 1st quartile, respectively, and they earn 200% if we rank highest in the group. Amounts not earned in a given performance period can be carried forward for one additional performance period and up to 100% of the carried amount can still be earned. For the performance period ended December 31, 2011, our performance ranked in the fourth quartile of the group, and none of the eligible units were vested.

(2)
Restricted units of NuStar Energy were granted by the Compensation Committee at a joint meeting with the Compensation Committee of NuStar GP Holdings, LLC on November 7, 2011 and the grant date for these restricted units was set at that time for the date that was as soon as administratively practicable after the meeting and on a date that would coincide with the awards of long-term incentives to most NuStar employees. The restricted units vest 1/5 annually over five years beginning on the first anniversary of the grant date.

(3)
Restricted units of NuStar GP Holdings, LLC were approved by the Compensation Committee of NuStar GP Holdings at a joint meeting with the Compensation Committee of NuStar GP, LLC on November 7, 2011, and the grant date for these restricted units was set at that time for the date that was as soon as administratively practicable after the meeting. The restricted units vest 1/5 annually over five years beginning on the first anniversary of the grant date.

(4)
The grant date fair value for performance units was determined by multiplying the number of performance units that were granted by the NYSE closing unit price of our units on the date of grant, $68.96.

(5)	The grant date fair value for restricted units was determined by multiplying the number of restricted units that were granted by the NYSE closing unit price of our units on the date of grant, $55.46.

(6)
The grant date fair value for restricted units was determined by multiplying the number of NuStar GP Holdings, LLC restricted units that were granted by the NYSE closing unit price of NuStar GP Holdings, LLC units on the date of grant, $30.53.

OUTSTANDING EQUITY AWARDS
AT DECEMBER 31, 2011
The following table provides further information regarding our NEOs’ unexercised unit options, unvested restricted units and unvested performance units as of December 31, 2011. The value of NuStar Energy restricted units reported below is equal to $56.66, the NuStar Energy L.P. closing price on the NYSE on December 30, 2011. The value of the NuStar GP Holdings, LLC restricted units reported below is equal to $33.25, the NuStar GP Holdings, LLC closing price on the NYSE on December 30, 2011.

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)
	14,000(1)	—	—	38.22	3/22/2012	—	—	—	—
	10,000(2)	—	—	36.30	9/23/2012	—	—	—	—
	11,800(3)	—	—	45.35	10/29/2013	—	—	—	—
Anastasio	9,625(4)	—	—	56.51	10/28/2014	—	—	—	—
	13,450(5)	—	—	57.51	10/27/2012	—	—	—	—
	11,000(6)	—	—	55.92	11/2/2013	—	—	—	—
	37,534(7)	18,766	—	31.55	11/16/2014	—	—	—	—
	—	—	—	—	—	23,207(9)	1,314,909	—	—
	—	—	—	—	—	19,210(10)	638,733	—	—
	—	—	—	—	—	10,014(11)	567,393	—	—
Barron	1,280(3)	—	—	45.35	10/29/2013	—	—	—	—
	1,975(4)	—	—	56.51	10/28/2014	—	—	—	—
	2,100(6)	—	—	55.92	11/2/2013	—	—	—	—
	23,334(7)	11,666	—	31.55	11/16/2014	—	—	—	—
	—	—	—	—		8,013(12)	454,017	—	—
	—	—	—	—		6,307(13)	209,708	—	—
	—	—	—	—		3,494(14)	197,970	—	—
	3,333(1)	—	—	38.22	3/22/2012	—	—	—	—
	3,333(2)	—	—	36.30	9/23/2012	—	—	—	—
	8,700(3)	—	—	45.35	10/29/2013	—	—	—	—
Blank	6,875(4)	—	—	56.51	10/28/2014	—	—	—	—
	7,225(5)	—	—	57.51	10/27/2012	—	—	—	—
	5,125(6)	—	—	55.92	11/2/2013	—	—	—	—
	27,334(7)	13,666	—	31.55	11/16/2014	—	—	—	—
	—	—	—	—	—	9,816(15)	556,175	—	—
	—	—	—	—	—	7,785(16)	258,851	—	—
	—	—	—	—	—	4,337(17)	245,734
	4,500(1)	—	—	38.22	3/22/2012	—	—	—	—
	2,675(3)	—	—	45.35	10/29/2013	—	—	—	—
	2,475(4)	—	—	56.51	10/28/2014	—	—	—	—
Bluntzer	5,400(5)	—	—	57.51	10/27/2012	—	—	—	—
	4,050(6)	—	—	55.92	11/2/2013	—	—	—	—
	23,334(7)	11,666	—	31.55	11/16/2014	—	—	—	—
	—	—	—	—	—	8,772(18)	497,022	—	—
	—	—	—	—	—	6,953(19)	231,187	—	—
	—	—	—	—	—	3,906(20)	221,314	—	—

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)
	1,360(8)	340	—	69.15	4/30/2014	—	—	—	—
	23,334(7)	11,666	—	31.55	11/16/2014	—	—	—	—
Brown	—	—	—	—	—	8,972(21)	508,534	—	—
	—	—	—	—	—	6,953(22)	231,187	—	—
	—	—	—	—	—	3,906(23)	221,314	—	—
Footnotes:

(1)	Options granted March 22, 2002 vested in 1/3 increments over three years, beginning on the first anniversary of the date of grant.

(2)	Options granted September 23, 2002 vested in 1/3 increments over three years, beginning on the first anniversary of the date of grant.

(3)	Options granted October 29, 2003 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(4)	Options granted on October 28, 2004 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(5)	Options granted on October 27, 2005 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(6)	Options granted on November 2, 2006 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(7)	Options of NuStar GP Holdings granted November 16, 2007 vest in 1/3 increments over three years, beginning on the third anniversary of the date of grant.

(8)	Options granted April 30, 2007 vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(9)
Mr. Anastasio’s restricted NuStar Energy L.P. units consist of: 1,442 restricted units granted November 16, 2007; 3,400 restricted units granted November 6, 2008; 4,140 restricted units granted December 14, 2009; 5,520 restricted units granted December 30, 2010 and 8,705 restricted units granted on December 16, 2011. All of Mr. Anastasio’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(10)
Mr. Anastasio’s restricted NuStar GP Holdings, LLC units consist of: 3,480 restricted units granted November 6, 2008; 3,900 restricted units granted December 14, 2009; 5,200 restricted units granted December 30, 2010 and 6,630 restricted units granted December 16, 2011. All of Mr. Anastasio’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(11)
Mr. Anastasio’s unvested NuStar Energy L.P. performance units were granted January 26, 2006, January 25, 2007, January 24, 2008, January 22, 2009, February 26, 2010 and January 28, 2011 and vest annually in 1/3 increments over three years beginning on the first anniversary of their grant date. The performance units are payable in NuStar Energy L.P.’s units. Upon vesting, the performance units are converted into a number of NuStar Energy L.P. units based on NuStar Energy’s TUR during rolling three-year periods that end of December 31 of each year following the date of grant. At the end of each performance period, NuStar Energy’s TUR is compared to the Peer Group and ranked by quartile. Holders of the performance units then earn 0%, 50%, 100% or 150% of that portion of the initial grant that is vesting, depending upon whether NuStar Energy’s TUR is in the last, third, second or first quartile, respectively; holders earn 200% if NuStar Energy is the highest ranking entity in the Peer Group. For the period ended December 31, 2009, NuStar’s TUR was in the last quartile of it and the Peer Group, which resulted in no vesting for participants. For the period ended December 31, 2010, NuStar’s TUR was in the first quartile of it and the Peer Group, which resulted in a 150% vest for participants. Mr. Anastasio received a total of 13,908 units for the 2010 performance period. For the period ended December 31, 2011, NuStar’s TUR was in the last quartile of it and the Peer Group, which resulted in no vesting for participants.

(12)
Mr. Barron's restricted NuStar Energy L.P. units consist of: 600 restricted units granted November 16, 2007; 1,040 restricted units granted November 6, 2008; 1,269 restricted units granted December 14, 2009; 1,964 restricted units granted on December 30, 2010; and 3,140 restricted units granted December 16, 2011.

(13)
Mr. Barron's restricted NuStar GP Holdings, LLC units consist of: 1,080 restricted units granted November 6, 2008; 1,197 restricted units granted December 14, 2009; 1,640 restricted units granted December 30, 2010; and 2,390 restricted units granted December 16, 2011.

(14)
Mr. Barron's unvested NuStar Energy L.P. performance units were granted and vest in accordance with the description in Footnote (11) above. For the 2009 period, Mr. Barron received no vested performance units. For the 2010 period, Mr. Barron received a total of 4,438 units. For the 2011 period, Mr. Barron received no vested performance units.

(15)
Mr. Blank’s restricted NuStar Energy L.P. units consist of: 672 restricted units granted November 16, 2007; 1,320 restricted units granted November 6, 2008; 1,587 restricted units granted December 14, 2009; 2,452 restricted units granted December 30, 2010 and 3,785 restricted units granted December 16, 2011. All of Mr. Blank’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(16)
Mr. Blank’s restricted NuStar GP Holdings, LLC units consist of: 1,360 restricted units granted November 6, 2008; 1,497 restricted units granted December 14, 2009; 2,048 restricted units granted December 30, 2010 and 2,880 restricted units granted December 16, 2011. All of Mr. Blank’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(17)
Mr. Blank's unvested performance units were granted and vest in accordance with Footnote (10) above. Mr. Blank’s unvested NuStar Energy L.P. performance units were granted and vest in accordance with the description in Footnote (11) above. For the 2009 period, Mr. Blank received no vested performance units. For the 2010 period, Mr. Blank received a total of 5,965 units. For the 2011 period, Mr. Blank received no vested performance units.

(18)
Mr. Bluntzer’s restricted NuStar Energy L.P. units consist of: 600 restricted units granted November 16, 2007; 1,160 restricted units granted November 6, 2008; 1,422 restricted units granted December 14, 2009; 2,200 restricted units granted December 30, 2010; and 3,390 restricted units granted December 16, 2011. All of Mr. Bluntzer’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(19)
Mr. Bluntzer’s restricted NuStar GP Holdings, LLC units consist of: 1,200 restricted units granted November 6, 2008; 1,341 restricted units granted December 14, 2009; 1,832 restricted units granted December 30, 2010; and 2,580 restricted units granted December 16, 2011. All of Mr. Bluntzer’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(20)
Mr. Bluntzer’s unvested NuStar Energy L.P. performance units were granted and vest in accordance with Footnote (11) above. For the 2009 period, Mr. Bluntzer received no vested performance units. For the 2010 period, Mr. Bluntzer received a total of 5,136 units. For the 2011 period, Mr. Bluntzer received no vested performance units.

(21)
Ms. Brown’s restricted NuStar Energy L.P. units consist of: 200 restricted units granted April 30, 2007; 600 restricted units granted November 16, 2007; 1,160 restricted units granted November 6, 2008; 1,422 restricted units granted December 14, 2009; 2,200 restricted units granted December 30, 2010; and 3,390 restricted units grants December 16, 2011. All of Ms. Brown’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(22)
Ms. Brown’s restricted NuStar GP Holdings, LLC units consist of: 1,200 restricted units granted November 6, 2008; 1,341 restricted units granted December 14, 2009; 1,832 restricted units granted December 30, 2010; and 2,580 restricted units granted December 16, 2011. All of Ms. Brown’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(23)
Ms. Brown’s unvested NuStar Energy L.P. performance units were granted and vest in accordance with Footnote (11) above. For the 2009 period, Ms. Brown received no vested performance units. For the 2010 period, Ms. Brown received a total of 4,648 units. For the 2011 period, Ms. Brown received no vested performance units.

OPTION EXERCISES AND UNITS VESTED
IN YEAR ENDED DECEMBER 31, 2011
The following table provides further information regarding option exercises by our NEOs, and the vesting of restricted units and performance units held by our NEOs, during 2011.

	Option Awards(1)		Unit Awards
Name	Number of Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)(7)
Anastasio	-	-	24,988(2)	1,474,988
Barron	-	-	7,981(3)	471,720
Blank	-	-	10,520(4)	625,799
Bluntzer	-	-	9,155(5)	543,003
Brown	-	-	8,557(6)	504,997
Footnotes:

(1)	None of the NEOs exercised options in 2011.

(2)
Mr. Anastasio’s NuStar Energy L.P. units vested in 2011 as follows: 13,908 units on January 28, 2011; 838 units on November 2, 2011; 1,700 units on November 6, 2011; 1,442 units on November 16, 2011; 1,380 units on December 14, 2011; and 1,380 on December 30, 2011. Mr. Anastasio’s NuStar GP Holdings, LLC units vested in 2011 as follows: 1,740 units on November 6, 2011; 1,300 units on December 14, 2011; and 1,300 units on December 30, 2011.

(3)
Mr. Barron's NuStar Energy L.P. units vested in 2011 as follows: 4,438 units on January 28, 2011; 160 units on November 2, 2011; 520 units on November 6, 2011; 600 units on November 16, 2011; 423 units on December 14, 2011; and 491 units on December 30, 2011. Mr. Barron's NuStar GP Holdings, LLC units vested in 2011 as follows: 540 units on November 6, 2011; 399 units on December 14, 2011; and 410 units on December 30, 2011.

(4)
Mr. Blank’s NuStar Energy L.P. units vested in 2011 as follows: 5,965 units on January 28, 2011; 390 units on November 2, 2011; 660 units on November 6, 2011; 672 units on November 16, 2011; 529 units on December 14, 2011; and 613 on December 30, 2011. Mr. Blank’s NuStar GP Holdings, LLC units vested in 2011 as follows: 680 units on November 6, 2011; 499 units on December 14, 2011; and 512 units on December 30, 2011.

(5)
Mr. Bluntzer’s NuStar Energy L.P. units vested in 2011 as follows: 5,136 units on January 28, 2011; 310 units on November 2, 2011; 580 units on November 6, 2011; 600 units on November 16, 2011; 474 units on December 14, 2011; and 550 units on December 30, 2011. Mr. Bluntzer’s NuStar GP Holdings, LLC units vested in 2011 as follows: 600 units on November 6, 2011; 447 units on December 14, 2011; and 458 units on December 30, 2011.

(6)
Ms. Brown’s units vested in 2011 as follows: 4,648 units on January 28, 2011; 200 units on April 30, 2011; 580 units on November 6, 2011; 600 units on November 16, 2011; 474 on December 14, 2011; and 550 units on December 30, 2011. Ms. Brown’s NuStar GP Holdings, LLC units vested in 2010 as follows: 600 units on November 6, 2011; 447 units on December 14, 2011; and 458 units on December 30, 2011.

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

Vesting Date	NS Closing Price ($)
January 28, 2011	68.96
April 30, 2011	67.81
November 2, 2011	57.79
November 6, 2011	56.54
November 16, 2011	55.28
December 14, 2011	54.04
December 30, 2011	56.66
NSH Closing Price ($)
November 6, 2011	32.59
December 14, 2011	29.95
December 30, 2011	33.25

POST-EMPLOYMENT COMPENSATION
PENSION BENEFITS
FOR YEAR ENDED DECEMBER 31, 2011
The following table provides information regarding the accumulated benefits of our named executive officer under NuStar GP, LLC’s pension plans during the year ended December 31, 2011.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit($)(1)	Payments During Last Fiscal Year
Anastasio	NuStar GP, LLC Pension Plan	5.5	178,739	—
	NuStar GP, LLC Excess Pension Plan	—	—	—
	NuStar GP, LLC Supplemental Executive Retirement Plan	10.0	697,596	—
Barron	NuStar GP, LLC Pension Plan	5.5	110,326	—
	NuStar GP, LLC Excess Pension Plan	11.0	131,078	—
	NuStar GP, LLC Supplemental Executive Retirement Plan	—	—	—
Blank	NuStar GP, LLC Pension Plan	5.5	192,888	—
	NuStar GP, LLC Excess Pension Plan	—	—	—
	NuStar GP, LLC Supplemental Executive Retirement Plan	10.0	435,554	—
Bluntzer	NuStar GP, LLC Pension Plan	5.5	192,073	—
	Excess Pension Plan	35.6	955,653	—
	Supplemental Executive Retirement Plan	—	—	—
Brown	NuStar GP, LLC Pension Plan	4.7	151,722	—
	Excess Pension Plan	4.7	127,234	—
	Supplemental Executive Retirement Plan	—	—	—
Footnotes:

(1)
The present values stated above were calculated using the same interest rate and mortality table that we use for valuations under U.S. Generally Accepted Accounting Principles as set forth in Accounting Standards Codification (ASC) 715 for financial reporting purposes. The present values as of December 31, 2011 were determined using: (a) a 5.21% discount rate, and (b) the plans’ earliest unreduced retirement age (i.e., age 62). The present values reflect postretirement mortality rates based on the 2011 Static Mortality Table for Annuitants and Non-Annuitants per IR Reg. 1.430(h)(3)-1(e). No decrements were included for preretirement termination, mortality or disability. Where applicable, lump sums were determined based on a 4.71% interest rate and the mortality table prescribed by the Internal Revenue Service in Revenue Ruling 2007-67 and updated by IRS Notice 2008-85 for distributions in the years 2009-2013.

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
NuStar GP, LLC Pension Plan
The Pension Plan is a qualified, non-contributory defined benefit pension plan established as of July 1, 2006 and designed to provide retirement income to our eligible employees.  The Pension Plan covers substantially all of NuStar GP, LLC's employees and generally provides retirement income calculated under a defined benefit final average pay formula (FAP) based on years of service and compensation during their period of service.  Effective January 1, 2011, the FAP was frozen to new

Pension Plan entrants and a defined benefit cash balance formula, based on age and service, was established.
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
a.1.25 multiplied by the employee’s monthly covered compensation and
b.the monthly FICA amount; minus

(iii)	the employee’s Pension Plan benefit.
Mr. Anastasio and Mr. Blank participate in the SERP.

NONQUALIFIED DEFERRED COMPENSATION
FOR YEAR ENDED DECEMBER 31, 2011
The following table provides additional information regarding contributions by NuStar GP, LLC and each of our NEOs under our non-qualified defined contribution and other deferred compensation plans during the year ended December 31, 2011. The table also presents each named executive officer’s withdrawals, earnings and year-end balances in such plans. Please see the descriptions of our Excess Thrift Plan and the Frozen Nonqualified 401(k) Plan above in “Compensation Discussion and Analysis- Post-Employment Benefits.”

Name	Executive Contributions in 2011 ($)(1)	Registrant Contributions in 2011 ($)(2)	Aggregate Earnings in 2011 ($)(3)	Aggregate Withdrawals/ Distributions ($)(4)	Aggregate Balance at December 31, 2011 ($)(5)
Anastasio	—	15,900	—	—	469,655
Barron	—	2,734	—	—	20,749
Blank	—	6,684	—	—	1,059,404
Bluntzer	—	5,270	—	—	27,448
Brown	—	5,270	—	—	24,040
Footnotes:

(1)	The executives made no contributions to these plans in 2011.

(2)
Amounts reported represent our contributions to our Excess Thrift Plan. All of the amounts included in this column are included within the amounts reported as “All Other Compensation” for 2011 in the Summary Compensation Table.

(3)
Amounts include the earnings (excluding dividends, if any), if any, of the executives’ respective account in (as applicable) our Excess Thrift Plan and our Frozen Nonqualified 401(k) Plan. In each case, the aggregate amount of 2011 earnings for those accounts was negative, as shown in the following table:

Name	Aggregate Earnings ($)
Anastasio	12,231
Barron	3,068
Blank	125,020
Bluntzer	3,714
Brown	3,118

(4)	The executives made no withdrawals from and received no distributions under our plans in 2011.

(5)	Amounts include the aggregate balance, if any, of the executives’ respective account in (as applicable) our Excess Thrift Plan and our Frozen Nonqualified 401(k) Plan.

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
SEC regulations require us to disclose potential payments to an executive in connection with his or her termination or a change of control of NuStar. We have elected to use the following table to make the required disclosures. Except as noted, values assumes that a change of control occurred on December 31, 2011, and that the executive’s employment was terminated on that date.
Under the change of control agreements, if an executive officer’s employment is terminated for “cause,” the officer will not receive any benefits or compensation other than any accrued salary or vacation pay that remained unpaid through the date of termination, and, therefore, there is no presentation of termination for “cause” below.

PAYMENTS UNDER CHANGE OF CONTROL SEVERANCE AGREEMENTS

Executive Benefits and Payments	Termination of Employment by the Company Other Than for “Cause” or Disability, or by the Executive for “Good Reason” (2)	Termination of Employment because of Death or Disability (3)	Termination by the Executive Other Than for “Good Reason” (4)	Continued Employment Following Change of Control (5)
Salary (1)
Anastasio	$1,560,000	$—	$—	$—
Barron	600,000	—	—	—
Blank	723,320	—	—	—
Bluntzer	648,000	—	—	—
Brown	648,000	—	—	—
Bonus (1)
Anastasio	$1,360,800	$453,600	$453,600	$—
Barron	348,600	174,300	174,300	—
Blank	427,600	213,800	213,800	—
Bluntzer	383,200	190,000	190,000	—
Brown	383,200	191,600	191,600	—
Pension, Excess Pension, and SERP Benefits
Anastasio	$1,000,001	$—	$—	$—
Barron	152,252	—	—	—
Blank	388,390	—	—	—
Bluntzer	391,502	—	—	—
Brown	191,466	—	—	—
Contributions under Defined Contribution Plans
Anastasio	$175,248	$—	$—	$—
Barron	56,916	—	—	—
Blank	69,055	—	—	—
Bluntzer	61,872	—	—	—
Brown	61,872	—	—	—
Health and Welfare Plan Benefits	(6)
Anastasio	$59,301	$—	$—	$—
Barron	26,028	—	—	—
Blank	39,354	—	—	—
Bluntzer	26,028	—	—	—
Brown	22,334	—	—	—

Executive Benefits and Payments	Termination of Employment by the Company Other Than for “Cause” or Disability, or by the Executive for “Good Reason” (2)	Termination of Employment because of Death or Disability (3)	Termination by the Executive Other Than for “Good Reason” (4)	Continued Employment Following Change of Control (5)
Accelerated Vesting of Unit Options (7)
Anastasio	$31,902	$31,902	$31,902	$31,902
Barron	19,832	19,832	19,832	19,832
Blank	23,232	23,232	23,232	23,232
Bluntzer	19,832	19,832	19,832	19,832
Brown	19,832	19,832	19,832	19,832
Accelerated Vesting of Restricted
Units (8)
Anastasio	$1,953,643	$1,953,643	$1,953,643	$1,953,643
Barron	633,977	633,977	633,977	633,977
Blank	859,391	859,391	859,391	859,391
Bluntzer	728,210	728,210	728,210	728,210
Brown	739,543	739,543	739,543	739,543
Accelerated Vesting of Performance Units (9)
Anastasio	$832,447	$832,447	$832,447	$832,447
Barron	322,736	322,736	322,736	322,736
Blank	320,242	320,242	320,242	320,242
Bluntzer	327,890	327,890	327,890	327,890
Brown	327,890	327,890	327,890	327,890
280G Tax Gross-Up (10)
Anastasio	$1,831,376	$—	$—	$—
Barron	540,377	—	—	—
Blank	0	—	—	—
Bluntzer	0	—	—	—
Brown	0	—	—	—
Totals
Anastasio	$8,804,718	$3,271,592	$3,271,592	$2,817,992
Barron	2,700,718	1,150,845	1,150,845	976,545
Blank	2,850,584	1,416,665	1,416,665	1,202,865
Bluntzer	2,586,534	1,265,932	1,265,932	1,075,932
Brown	2,394,136	1,278,864	1,278,864	1,087,264
Footnotes:

(1)
Per SEC regulations, for purposes of this analysis we assumed each executive’s compensation at the time of each triggering event to be as stated below. The listed salary is the executive’s actual annualized rate of pay as of December 31, 2011. The listed bonus amount represents the highest bonus earned by the executive in any of the fiscal years 2009, 2010 or 2011 (the three years prior to the assumed change of control):

Name	Annual Salary	Bonus
Anastasio	$520,000	$453,600
Barron	300,000	174,300
Blank	361,660	213,800
Bluntzer	324,000	190,000
Brown	324,000	191,600

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

(7)
The amounts stated in the table represent the gross value of previously unvested unit options derived by multiplying (x) the difference between (as applicable) $56.66 (the closing price of NuStar Energy L.P.’s units on the NYSE on December 31, 2011) or $33.25 (the closing price of NuStar GP Holdings, LLC’s units on the NYSE on December 31, 2011), and the options’ exercise prices, times (y) the number of unvested unit options.

(8)
The amounts stated in the table represent the gross value of previously unvested restricted units, derived by multiplying (x) the number of units whose restrictions lapsed because of the change of control, times (y) (as applicable) $56.66 (the closing price of NuStar Energy L.P.’s units on the NYSE on December 31, 2011) or $33.25 (the closing price of NuStar GP Holdings, LLC’s units on the NYSE on December 31, 2011).

(9)
The amounts stated in the table represent the product of (x) the number of performance units whose vesting was accelerated because of the change of control, times 200%, times (y) $56.66 (the closing price of NuStar Energy L.P.’s units on the NYSE on December 31, 2011).

(10)
If any payment or benefit is determined to be subject to an excise tax under Section 4999 of the Code, the executive is entitled to receive an additional payment to adjust for the incremental tax cost of the payment or benefit.

COMPENSATION OF DIRECTORS
DIRECTOR COMPENSATION (2011)
The following table provides a summary of compensation paid for the year ended December 31, 2011, to the Board. The table shows amounts earned by such persons for services rendered to NuStar GP, LLC in all capacities in which they served.

Name and Principal Position	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William E. Greehey	107,667	94,948	—	—	n/a	—	202,615
Curtis V. Anastasio	(2)	(2)	(2)	(2)	(2)	(2)	(2)
J. Dan Bates	79,917	69,991	—	—	n/a	—	149,908
Dan J. Hill	76,667	69,991	—	—	n/a	—	147,728
Stan L. McLelland	56,917	69,991	—	—	n/a	—	126,908
Rodman D. Patton	79,917	69,991	—	—	n/a	—	149,808

(1)
In addition to the fees paid according to the non-employee director compensation described below, the amounts disclosed in this column exclude reimbursement for expenses for commercial transportation to and from Board meetings and lodging while attending meetings.

(2)	Mr. Anastasio is not compensated for his service as a director of NuStar GP, LLC. His compensation for his services as President and CEO are included above in the Summary Compensation Table.

(3)
The amounts reported represent the grant date fair value for the grant of restricted NuStar Energy L.P. units for the fiscal year ended December 31, 2011. Please see “Compensation Discussion and Analysis- Impact of Accounting and Tax Treatment- Accounting Treatment” above in this item for more information.

As of December 31, 2011, each director holds the following aggregate number of restricted unit and option awards:

Name	Aggregate # of Restricted Units	Aggregate # of Unit Options
William E. Greehey	2,890	—
Curtis V. Anastasio	*	*
J. Dan Bates	2,048	—
Dan J. Hill	2,048	—
Stan L. McLelland	2,048	—
Rodman D. Patton	2,048	—

* Mr. Anastasio’s aggregate holdings are disclosed above in the Outstanding Equity Awards at December 31, 2011.
Non-employee directors receive a retainer fee of $55,000 per year, plus $1,250 for each Board and committee meeting attended in person and $500 for each Board and committee meeting attended telephonically. Directors who serve as chairperson of a committee receive an additional $10,000 annually. Each director is also reimbursed for expenses of meeting attendance. Directors who are employees of NuStar GP, LLC receive no compensation (other than reimbursement of expenses) for serving as directors. The Chairman of the Board receives an additional retainer fee of $50,000 per year. The Chairman of the Board receives no fees for attending committee meetings.
NuStar GP, LLC supplements the compensation paid to non-employee directors other than the Chairman of the Board with an annual grant of restricted NuStar Energy L.P. units valued at $70,000 that vests in equal annual installments over a three-year period. The Chairman of the Board receives an annual grant of restricted NuStar Energy L.P. units valued at $95,000 that vests in equal annual installments over a three-year period. We believe this annual grant of restricted units increases the non-employee directors’ identification with the interests of NuStar Energy L.P.’s unitholders through ownership of NuStar Energy L.P. units. Upon a non-employee director’s initial election to the Board, the director will receive a grant of restricted units equal to the pro-rated amount of the annual grant of restricted units from the time of his or her election through the next annual grant of restricted units.
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

Compensation Committee
The Compensation Committee reviews and reports to the Board on matters related to compensation strategies, policies and programs, including certain personnel policies and policy controls, management development, management succession and benefit programs. The Compensation Committee also approves and administers NuStar Energy’s equity compensation plans and incentive bonus plan. The Board has adopted a written charter for the Compensation Committee. The members of the Compensation Committee are Dan J. Hill (Chairman), J. Dan Bates and Rodman D. Patton, none of whom is a current or former employee or officer of NuStar GP, LLC. The Compensation Committee met four times in 2011.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
DIRECTORS AND EXECUTIVE OFFICERS
The following table sets forth ownership of NuStar Energy L.P. units and NuStar GP Holdings, LLC units by directors and executive officers of NuStar GP, LLC as of December 31, 2011. Unless otherwise indicated in the notes to the table, each of the named persons and members of the group has sole voting and investment power with respect to the units shown:

Name of Beneficial Owner(a)	Units Beneficially Owned(b)	Units under Exercisable Options(c)	Percentage of Outstanding Units(d)	NuStar GP Holdings, LLC Units Beneficially Owned	NuStar GP Holdings, LLC Units under Exercisable Options	Percentage of Outstanding Units(e)
William E. Greehey	1,596,687	—	2.26%	7,553,177	—	17.74%
Curtis V. Anastasio	91,729	69,875	*	78,545	37,534	*
J. Dan Bates	8,160	—	*	2,000	—	*
Dan J. Hill	14,207	—	*	8,000	—	*
Stan McLelland	7,469	—	*	20,384	—	*
Rodman D. Patton	18,207	—	*	10,000	—	*
Bradley C. Barron	14,655	5,335	*	11,902	23,334	*
Steven A. Blank	37,414	34,591	*	47,209	27,334	*
James R. Bluntzer	20,864	19,100	*	33,955	23,334	*
Mary Rose Brown	19,657	1,360	*	59,766	23,334	*
Thomas R. Shoaf	8,817	4,825	*	6,022	17,134	*
All directors and officers as a group (11)	1,837,866	135,086	2.83%	7,830,960	152,004	18.85%

* Indicates that the percentage of beneficial ownership does not exceed 1% of the class.

(a)	The business address for all beneficial owners listed above is 2330 North Loop 1604 West, San Antonio, Texas 78248.

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

(c)	This column discloses units that may be acquired within 60 days of December 31, 2011 through the exercise of unit options.

(d)
As of December 31, 2011, 70,756,078 NuStar Energy L.P. units were issued and outstanding. There are no classes of equity securities of NuStar Energy outstanding other than the units. The calculation for Percentage of Outstanding units includes units listed under the captions “Units Beneficially Owned” and “Units under Exercisable Options.”

(e)
As of December 31, 2011, 42,569,420 NuStar GP Holdings, LLC’s units were issued and outstanding. The calculation for Percentage of Outstanding Units includes units listed under the captions “NuStar GP Holdings, LLC Units Beneficially Owned” and “NuStar GP Holdings, LLC Units under Exercisable Options.”

Except as otherwise indicated, the following table sets forth certain information as of December 31, 2011 with respect to each entity known to us to be the beneficial owner of more than 5% of our outstanding units.

Name and Address of Beneficial Owner	Units	Percentage of Units (2)
NuStar GP Holdings(1) 2330 North Loop 1604 West San Antonio, Texas 78248	10,312,306	14.6%

(1)
NuStar GP Holdings owns the units through its wholly owned subsidiaries, NuStar GP, LLC and Riverwalk Holdings, LLC. NuStar GP Holdings controls voting and investment power of the units through these wholly owned subsidiaries.

(2)	Assumes 70,756,078 units outstanding.
EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about NuStar GP, LLC’s equity compensation plans, which are described in further detail in Note 17 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data:”

Plan categories	Number of Securities to be issued upon exercise of outstanding unit options, warrants and rights(1)	Weighted-Average exercise price of outstanding unit options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity Compensation Plans approved by security holders	1,552,837	$53.89	1,697,163
Equity Compensation Plans not approved by security holders	467,828	$52.81	234,979(2)

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

(2)
As of December 31, 2011, options to purchase 765 NuStar Energy L.P. units remained available for grant under the 2002 Unit Option Plan. As of December 31, 2011, 234,979 units remained available for grant under the 2003 Employee Unit Incentive Plan.

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
On April 24, 2008, the independent directors of NuStar GP, LLC approved the adoption of a Services Agreement, effective January 1, 2008, between NuStar GP, LLC and NuStar Energy (the Services Agreement). The Services Agreement provides that NuStar GP, LLC will furnish all services necessary for the conduct of the business of NuStar Energy, and NuStar Energy will reimburse NuStar GP, LLC for all payroll and related benefit costs, including pension and unit-based compensation costs, other than the expenses allocated to NuStar Holdings (the Holdco Administrative Services Expense). The Holdco Administrative Services Expense is equal to $1.1 million (as adjusted), plus 1.0% of NuStar GP, LLC’s domestic employee bonus and unit compensation expense for the applicable fiscal year. For fiscal year 2011, the Holdco Administrative Services Expense was equal to $1.4 million. The Holdco Administrative Services expense is subject to adjustment (a) by an annual amount equal to NuStar GP, LLC’s annual merit increase percentage for the most recently completed contract year and (b) for changed levels of services due to expansion of operations through, among other things, expansion of operations, acquisitions or the construction of new businesses or assets. The Services Agreement will terminate December 31, 2012, with automatic two-year renewals unless terminated by either party on six months’ written notice.
Shay Bluntzer, a NuStar employee, is the son of James R. Bluntzer, one of our NEOs. As such, he is deemed to be a “related person” under Item 404(a) of the SEC’s Regulation S-K. Mr. S. Bluntzer is NuStar’s Director of Government Relations. In 2011, Mr. S. Bluntzer did not attend any Board or Committee meetings. The aggregate value of compensation paid by NuStar to Mr. S. Bluntzer in 2011 was less than $500,000. There were no material differences between the compensation paid to

Mr. S. Bluntzer and the compensation paid to any other employees who hold analogous positions.
Chester Bullard, a NuStar employee, is the son-in-law of James R. Bluntzer, one of our NEOs. As such, he is deemed to be a “related person” under Item 404(a) of the SEC’s Regulation S-K. Mr. Bullard is a Senior Manager-Pipelines and Terminals for NuStar’s Central West operations. In 2011, Mr. Bullard did not attend any Board or Committee meetings. The aggregate value of compensation paid by NuStar to Mr. Bullard in 2011 was less than $500,000. There were no material differences between the compensation paid to Mr. Bullard and the compensation paid to any other employees who hold analogous positions.
John D. Greehey, a NuStar employee, is the son of William E. Greehey, the Chairman of our Board. As such, he is deemed to be a “related person” under Item 404(a) of the SEC’s Regulation S-K. Mr. J. Greehey is a Vice President of a subsidiary of NuStar Energy L.P., NuStar Marketing LLC. In 2011, Mr. J. Greehey did not attend any Board or Committee meetings. The aggregate value of compensation paid by NuStar to Mr. J. Greehey in 2011 was less than $500,000. There were no material differences between the compensation paid to Mr. J. Greehey and the compensation paid to any other employees who hold analogous positions.
Michael T. Stone, a NuStar employee, is the brother-in-law of Mary Rose Brown, one of our NEOs. As such, he is deemed to a “related person” under Item 404(a) of the SEC’s Regulation S-K. Mr. Stone is a Vice President of a subsidiary of NuStar Energy L.P., NuStar Marketing LLC. In 2011, Mr. Stone did not attend any Board or Committee meetings. The aggregate value of compensation paid by NuStar to Mr. Stone in 2011 was less than $500,000. There were no material differences between the compensation paid to Mr. Stone and the compensation paid to any other employees who hold analogous positions.
RIGHTS OF NUSTAR GP HOLDINGS
Due to its ownership of NuStar GP, LLC and Riverwalk Holdings, LLC, as of December 31, 2011, NuStar GP Holdings indirectly owned:

•	the 2% general partner interest in NuStar Energy, through its indirect 100% ownership interest in Riverwalk Logistics, L.P.;

•	100% of the incentive distribution rights issued by us, which entitle NuStar GP Holdings to receive increasing percentages of the cash we distribute, currently at the maximum percentage of 23%; and

•	10,312,306 NuStar Energy L.P. units representing 14.6% of the issued and outstanding NuStar Energy common units.
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

DIRECTOR INDEPENDENCE
Our business is managed under the direction of the Board of NuStar GP, LLC, the general partner of Riverwalk Logistics, L.P., the general partner of NuStar Energy. The Board conducts its business through meetings of the Board and its committees. During 2011, the Board held eight meetings. No member of the Board attended less than 75% of the meetings of the Board and committees of which he was a member.
The Board has standing Audit and Compensation Committees. Each committee has a written charter. The committees of the Board and the number of meetings held by the committees in 2011 are described below.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
KPMG FEES FOR FISCAL YEAR 2011
Audit Fees
The aggregate fees for fiscal year 2011 for professional services rendered by KPMG for the audit of the annual financial statements for the year ended December 31, 2011 included in this Form 10-K, review of NuStar Energy’s interim financial statements included in NuStar Energy’s 2011 Forms 10-Q, the audit of the effectiveness of NuStar Energy’s internal control over financial reporting as of December 31, 2011 and related services that are normally provided by the principal auditor (e.g., comfort letters and assistance with review of documents filed with the SEC) were $2,366,000.
Audit-related Fees
The aggregate fees for the fiscal year 2011 for assurance and related services rendered by KPMG that are reasonably related to the performance of the audit or review of NuStar Energy’s financial statements and not reported in the preceding caption were $164,118.

Tax Fees
The aggregate fees for the fiscal year 2011 for professional services rendered by KPMG for tax compliance, tax advice and tax planning were $0.
All Other Fees
The aggregate fees for the fiscal year 2011 for services rendered by KPMG, other than the services reported under the preceding captions, were $0.
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
None of the services (described above) for 2010 or 2011 provided by KPMG were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following consolidated financial statements of NuStar Energy L.P. and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

Management’s Report on Internal Control over Financial Reporting
Reports of independent registered public accounting firm (KPMG LLP)
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2008
Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

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
NuStar Energy L.P.’s Current Report on Form 8-K filed November 4, 2004 (File No. 001-16417), Exhibit 99.2

3.01	Amended and Restated Certificate of Limited Partnership of Shamrock Logistics, L.P., effective January 1, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.3

3.02	Amendment to Certificate of Limited Partnership of Valero L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Current Report on Form 8-K, filed March 27, 2007 (File No. 001-16417), Exhibit 3.01

3.03	Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of March 18, 2003	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-16417), Exhibit 3.1

3.04	Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of March 11, 2004	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2003 (File No. 001-16417), Exhibit 4.3

3.05	Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Valero L.P., dated as of July 1, 2005	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.01

3.06	Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P., dated as of April 10, 2008	NuStar Energy L.P.’s Current Report on Form 8-K filed April 15, 2008 (File No. 001-16417), Exhibit 3.1

3.07	Amended and Restated Certificate of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of January 7, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.8

3.08	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-16417), Exhibit 3.03

Exhibit Number	Description	Incorporated by Reference to the Following Document

3.09	Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.9

3.10	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., effective as of April 16, 2001	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16417), Exhibit 4.1

3.11	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of January 7, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.10

3.12	Certificate of Limited Partnership of Riverwalk Logistics, L.P., dated June 5, 2000	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.7

3.13	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P., dated as of April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

3.14	Certificate of Formation of Shamrock Logistics GP, LLC, dated December 7, 1999	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.9

3.15	Certificate of Amendment to Certificate of Formation of Shamrock Logistics GP, LLC, dated December 31, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.14

3.16	Certificate of Amendment to Certificate of Formation of Valero GP, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-16417), Exhibit 3.02

3.17	First Amended and Restated Limited Liability Company Agreement of Shamrock Logistics GP, LLC, dated as of June 5, 2000	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 3.10

3.18	First Amendment to First Amended and Restated Limited Liability Company Agreement of Shamrock Logistics GP, LLC, effective as of December 31, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.15

4.01	Indenture, dated as of July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.1

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
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-16417), Exhibit 4.1

Exhibit Number	Description	Incorporated by Reference to the Following Document

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

4.08
Sixth Supplemental Indenture, dated as of February 2, 2012, to Indenture dated as of July 15, 2002, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor and Wells Fargo Bank, National Association, as Successor Trustee
NuStar Energy L.P.’s Current Report on Form 8-K filed February 7, 2012 (File No. 001-16417), Exhibit 4.3

4.09	Indenture, dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (Senior Debt Securities)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.03

4.10
First Supplemental Indenture, dated as of February 21, 2002, to Indenture dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 7.750% Senior Unsecured Notes due 2012)
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.04

4.11
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

4.12
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

4.13
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

4.14
Fifth Supplemental Indenture, dated and effective as of July 1, 2005, to Indenture dated as of February 21, 2002, as amended and supplemented, among Kaneb Pipe Line Operating Partnership, L.P., Valero L.P., Valero Logistics Operations, L.P., and JPMorgan Chase Bank
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.08

4.15
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

10.03
Second Amendment to 5-Year Revolving Credit Agreement, dated as of March 7, 2011, among NuStar Logistics, L.P., as Borrower, NuStar Energy L.P., NuStar Pipeline Operating Partnership, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders Party thereto
NuStar Energy L.P.’s Current Report on Form 8-K filed March 11, 2012 (File No. 001-16417), Exhibit 10.01

+10.04	NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, amended and restated as of April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-16417), Exhibit 10.03

+10.05	Form of Unit Option Agreement under the Valero GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan. as amended	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.11

+10.06	NuStar GP, LLC Amended and Restated 2002 Unit Option Plan, amended and restated as of April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-16417), Exhibit 10.02

+10.07	NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of May 1, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed May 10, 2011 (File No. 001-16417), Exhibit 10.01

+10.08	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.03

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.09	Form of Unit Option Award Agreement under the Valero GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.02

+10.10	Form of Restricted Unit Award Agreement under the Valero GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.03

+10.11	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed October 29, 2007 (File No. 001-16417), Exhibit 10.03

+10.12	Form of 2010 Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 5, 2011(File No. 001-16417), Exhibit 10.03

+10.13	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-16417), Exhibit 10.2

+10.14	Form of Performance Unit Agreement under the Valero GP, LLC 2000 Amended and Restated Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 27, 2006 (File No. 001-16417), Exhibit 10.02

+10.15	Form of Amended and Restated Performance Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed December 8, 2009 (File No. 001-16417), Exhibit 10.02

+10.16	Omnibus Amendment to Form of Amended and Restated Performance Unit Agreements under the NuStar GP LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed February 2, 2010 (File No. 001-16417), Exhibit 10.03

+10.17	Form of Performance Unit Agreement under the Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16417), Exhibit 10.11

+10.18	Form of Waiver Related to Certain Performance Units under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-16417), Exhibit 10.3

+10.19	Form of Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed October 29, 2007 (File No. 001-16417), Exhibit 10.02

+10.20	Form of Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.02

+10.21	Form of 2010 Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 5, 2011(File No. 001-16417), Exhibit 10.02

+10.22	Valero L.P. Annual Bonus Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.18

+10.23	Change of Control Severance Agreement by and among Valero GP, LLC, Valero L.P. and Curtis V. Anastasio, dated November 6, 2006.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.05

Exhibit Number	Description	Incorporated by Reference to the Following Document
+10.24	Form of Change of Control Severance Agreement by and among Valero LP, Valero GP, LLC and each of the other executive officers of Valero GP, LLC, dated as of November 6, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.06

10.25	Non-Compete Agreement between Valero GP Holdings, LLC, Valero L.P., Riverwalk Logistics, L.P. and Valero GP, LLC, effective as of July 19, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.03

10.26	Services Agreement, effective January 1, 2008, between NuStar GP, LLC and NuStar Energy L.P.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008 (File No. 001-16417), Exhibit 10.01

+10.27	NuStar Excess Pension Plan, amended and restated effective as of January 1, 2008	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.29

+10.28	NuStar Excess Thrift Plan, amended and restated effective as of January 1, 2008	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.30

+10.29	NuStar Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.31

+10.30	Shamrock Logistics GP, LLC Year 2001 Annual Incentive Plan	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.4

+10.31	Shamrock Logistics GP, LLC Intermediate Incentive Compensation Plan	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.9

10.32	Sale and Purchase Agreement, dated as of November 5, 2007, by and between CITGO Asphalt Refining Company and NuStar Asphalt Refining, LLC	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2007 (File No. 001-16417), Exhibit 10.37

10.33	Amendment to Sale and Purchase Agreement dated January 10, 2008, by and between CITGO Asphalt Refining Company and NuStar Asphalt Refining, LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-16417), Exhibit 10.4

10.34	Second Amendment to Sale and Purchase Agreement dated March 20, 2008, by and between CITGO Asphalt Refining Company and NuStar Asphalt Refining, LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-16417), Exhibit 10.5

10.35	Amended and Restated Aircraft Time Sharing Agreement, dated as of September 4, 2009, between NuStar Logistics, L.P. and William E. Greehey	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16417), Exhibit 10.24

10.36
Crude Oil Sales Agreement between NuStar Marketing LLC and PDVSA-Petróleo S.A., an affiliate of Petróleos de Venezuela S.A., the national oil company of the Bolivarian Republic of Venezuela, dated effective as of March 1, 2008
NuStar Energy L.P.’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-16417), Exhibit 10.1

10.37	Peregrino Crude Oil Purchase/Sale Agreement between Statoil Brasil Óleo E Gas Limitada and NuStar Marketing LLC dated as of November 17, 2010	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2010 (File No. 001-16417), Exhibit 10.34#

10.38	Lease Agreement Between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of July 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed July 21, 2010 (File No. 001-16417), Exhibit 10.01

Exhibit Number	Description	Incorporated by Reference to the Following Document
10.39	Application for Letter of Credit and Reimbursement Agreement Between JPMorgan Chase Bank, N.A. and NuStar Logistics, L.P. dated as of July 15, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed July 21, 2010 (File No. 001-16417), Exhibit 10.02

10.40	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of December 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-16417), Exhibit 10.01

10.41	Application for Letter of Credit and Reimbursement Agreement between JPMorgan Chase Bank, N.A. and NuStar Logistics, L.P. dated as of December 29, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-16417), Exhibit 10.02

10.42	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of August 1, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed August 10, 2011 (File No. 001-16417), Exhibit 10.01

10.43	Application for Letter of Credit and Reimbursement Agreement between JPMorgan Chase Bank, N.A. and NuStar Logistics, L.P. dated as of August 9, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed August 10, 2011 (File No. 001-16417), Exhibit 10.02

10.44	Equity Distribution Agreement, dated May 23, 2011 by and among NuStar Energy L.P., Riverwalk Logistics, L.P., NuStar GP, LLC, and Citigroup Global Markets Inc.	NuStar Energy L.P.’s Current Report on Form 8-K filed May 23, 2011 (File No. 001-16417), Exhibit 1.1

12.01	Statement of Computation of Ratio of Earnings to Fixed Charges	*

14.01	Code of Ethics for Senior Financial Officers	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2003 (File No. 001-16417), Exhibit 14.1

21.01	List of subsidiaries of NuStar Energy L.P.	*

23.01	Consent of KPMG LLP dated February 28, 2012	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

Exhibit Number	Description	Incorporated by Reference to the Following Document
99.01	Audit Committee Pre-Approval Policy	*

101
The following interactive data files pursuant to Rule 405 of Regulation S-T from NuStar Energy L.P.’s Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Partners’ Equity, and (vi) Notes to Consolidated Financial Statements
**

*	Filed herewith.

**	Submitted electronically herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(c) of Form 10-K.

#
Portions of this exhibit have been redacted and are subject to a confidential treatment order granted by the Securities and Exchange Commission (SEC). The redacted material was filed separately with the SEC.

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

NUSTAR ENERGY L.P.
(Registrant)

By:	Riverwalk Logistics, L.P., its general partner
By: NuStar GP, LLC, its general partner

By:	/s/ Curtis V. Anastasio
Curtis V. Anastasio
President and Chief Executive Officer
February 28, 2012

By:	/s/ Steven A. Blank
Steven A. Blank
Executive Vice President, Chief Financial Officer and Treasurer
February 28, 2012

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Senior Vice President and Controller
February 28, 2012

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

Signature	Title	Date

/s/ William E. Greehey	Chairman of the Board	February 28, 2012
William E. Greehey

/s/ Curtis V. Anastasio	President, Chief Executive	February 28, 2012
Curtis V. Anastasio	Officer and Director (Principal Executive Officer)

/s/ Steven A. Blank	Executive Vice President,	February 28, 2012
Steven A. Blank	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Thomas R. Shoaf	Senior Vice President and Controller	February 28, 2012
Thomas R. Shoaf	(Principal Accounting Officer)

/s/ J. Dan Bates	Director	February 28, 2012
J. Dan Bates

/s/ Dan J. Hill	Director	February 28, 2012
Dan J. Hill

/s/ Stan McLelland	Director	February 28, 2012
Stan McLelland

/s/ Rodman D. Patton	Director	February 28, 2012
Rodman D. Patton