Form 10-Q
period 2012-03-31
NuStar Energy L.P.
filed 2012-04-25
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of March 31, 2012 was 70,756,078.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,696	$17,497
Accounts receivable, net of allowance for doubtful accounts of $1,774 and $2,147 as of March 31, 2012 and December 31, 2011, respectively	495,982	547,808
Inventories	774,008	587,785
Income tax receivable	9,221	4,148
Other current assets	51,489	43,685
Total current assets	1,368,396	1,200,923
Property, plant and equipment, at cost	4,526,182	4,413,305
Accumulated depreciation and amortization	(1,026,553)	(982,837)
Property, plant and equipment, net	3,499,629	3,430,468
Intangible assets, net	36,900	38,923
Goodwill	849,040	846,717
Investment in joint venture	69,073	66,687
Deferred income tax asset	10,479	9,141
Other long-term assets, net	249,911	288,331
Total assets	$6,083,428	$5,881,190
Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$831,374	$364,959
Accounts payable	528,376	454,326
Payable to related party	15,312	6,735
Accrued interest payable	24,283	29,833
Accrued liabilities	75,711	71,270
Taxes other than income tax	13,014	13,455
Income tax payable	4,620	3,222
Total current liabilities	1,492,690	943,800
Long-term debt, less current portion	1,690,038	1,928,071
Long-term payable to related party	13,672	14,502
Deferred income tax liability	36,670	35,437
Other long-term liabilities	86,140	95,045
Commitments and contingencies (Note 5)
Partners’ equity:
Limited partners (70,756,078 common units outstanding as of March 31, 2012 and December 31, 2011)	2,755,526	2,817,069
General partner	61,088	62,539
Accumulated other comprehensive loss	(65,552)	(27,407)
Total NuStar Energy L.P. partners’ equity	2,751,062	2,852,201
Noncontrolling interest	13,156	12,134
Total partners’ equity	2,764,218	2,864,335
Total liabilities and partners’ equity	$6,083,428	$5,881,190
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Service revenues:
Third parties	$205,448	$198,263
Related party	697	130
Total service revenues	206,145	198,393
Product sales	1,529,547	1,036,223
Total revenues	1,735,692	1,234,616
Costs and expenses:
Cost of product sales	1,489,837	992,367
Operating expenses:
Third parties	86,734	85,130
Related party	38,932	35,109
Total operating expenses	125,666	120,239
General and administrative expenses:
Third parties	8,018	9,035
Related party	19,169	16,948
Total general and administrative expenses	27,187	25,983
Depreciation and amortization expense	44,681	40,296
Total costs and expenses	1,687,371	1,178,885
Operating income	48,321	55,731
Equity in earnings of joint venture	2,386	2,388
Interest expense, net	(22,350)	(20,457)
Other income (expense), net	1,368	(5,499)
Income before income tax expense	29,725	32,163
Income tax expense	3,471	3,647
Net income	26,254	28,516
Less net (loss) income attributable to noncontrolling interest	(97)	14
Net income attributable to NuStar Energy L.P.	$26,351	$28,502
Net income per unit applicable to limited partners (Note 11)	$0.23	$0.30
Weighted-average limited partner units outstanding	70,756,078	64,610,549

Comprehensive (loss) income	$(10,772)	$40,499
Less comprehensive income attributable to noncontrolling interest	1,022	566
Comprehensive (loss) income attributable to NuStar Energy L.P.	$(11,794)	$39,933
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$26,254	$28,516
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	44,681	40,296
Amortization of debt related items	(2,912)	(1,973)
Deferred income tax benefit	(1,042)	(551)
Equity in earnings of joint venture	(2,386)	(2,388)
Distributions of equity in earnings of joint venture	—	2,923
Changes in current assets and current liabilities (Note 12)	(76,458)	(232,899)
Other, net	2,250	278
Net cash used in operating activities	(9,613)	(165,798)
Cash Flows from Investing Activities:
Reliability capital expenditures	(6,805)	(7,372)
Strategic capital expenditures	(93,479)	(65,874)
Acquisitions	—	(52,577)
Investment in other long-term assets	(94)	(636)
Other, net	164	58
Net cash used in investing activities	(100,214)	(126,401)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	454,118	343,680
Proceeds from short-term debt borrowings	56,430	31,600
Proceeds from senior note offering, net of issuance costs	247,408	—
Long-term debt repayments	(453,944)	(82,394)
Short-term debt repayments	(56,430)	(31,600)
Distributions to unitholders and general partner	(89,076)	(79,616)
Payments for termination of interest rate swaps	(25,358)	—
Other, net	(3,228)	(1,144)
Net cash provided by financing activities	129,920	180,526
Effect of foreign exchange rate changes on cash	106	989
Net increase (decrease) in cash and cash equivalents	20,199	(110,684)
Cash and cash equivalents as of the beginning of the period	17,497	181,121
Cash and cash equivalents as of the end of the period	$37,696	$70,437
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 16.2% total interest in us as of March 31, 2012.
We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: storage, transportation, and asphalt and fuels marketing.
Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Noncontrolling interests are separately disclosed on the financial statements. Inter-partnership balances and transactions have been eliminated in consolidation. We account for investments in 50% or less-owned entities using the equity method.
These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2012 and 2011 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

2. NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements
In May 2011, the Financial Accounting Standards Board issued amended guidance and disclosure requirements for fair value measurements. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. These changes were effective for interim and annual periods beginning on or after December 15, 2011. Accordingly, we adopted these provisions January 1, 2012, and they did not have a material impact on our financial position, results of operations or disclosures.

3. INVENTORIES

Inventories consisted of the following:

	March 31, 2012	December 31, 2011
	(Thousands of Dollars)
Crude oil	$270,351	$157,297
Finished products	493,826	421,288
Materials and supplies	9,831	9,200
Total	$774,008	$587,785

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. DEBT

Revolving Credit Agreements
During the three months ended March 31, 2012, we borrowed an aggregate $436.1 million under our $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement) to fund working capital requirements, our capital expenditures and distributions. Additionally, we repaid $203.9 million during the three months ended March 31, 2012. The 2007 Revolving Credit Agreement bears interest, at our option, based on either an alternative base rate or a LIBOR-based rate. As of March 31, 2012, our weighted average borrowing interest rate was 0.8%, and we had $411.6 million available for borrowing under the 2007 Revolving Credit Agreement. Due to a covenant in our 2007 Revolving Credit Agreement that requires us to maintain, as of the end of any four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00, we may not be able to borrow the maximum available amount. As of March 31, 2012, our consolidated debt coverage ratio was 4.6x.

NuStar Logistics’ 4.75% Senior Notes
On February 2, 2012, NuStar Logistics issued $250.0 million of 4.75% senior notes under our May 13, 2010 shelf registration statement. The net proceeds of $247.4 million were used to repay the outstanding principal amount of NuPOP’s 7.75% senior notes due February 15, 2012. The interest on the 4.75% senior notes is payable semi-annually in arrears on February 1 and August 1 of each year beginning on August 1, 2012. The notes will mature on February 1, 2022. The 4.75% senior notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness of NuStar Logistics and contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit NuStar Logistics’ ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions. At the option of NuStar Logistics, the 4.75% senior notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. The 4.75% senior notes are fully and unconditionally guaranteed by NuStar Energy and NuPOP.

Gulf Opportunity Zone Revenue Bonds
The Parish of St. James, Louisiana issued, pursuant to the Gulf Opportunity Zone Act of 2005, tax-exempt revenue bonds in 2010 and 2011 (GoZone Bonds) associated with our St. James terminal expansions. The GoZone Bonds bear interest based on a weekly tax-exempt bond market interest rate, and we pay interest monthly. The interest rate was 0.1% as of March 31, 2012. The proceeds are deposited with a trustee and disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansions. We include the amount remaining in trust related to the GoZone Bonds in “Other long-term assets, net,” and the amount of bonds issued in “Long-term debt, less current portion” in our consolidated balance sheets. For the three months ended March 31, 2012, we received $18.0 million from the trustee. As of March 31, 2012, the amount remaining in trust totaled $155.3 million.

Lines of Credit
As of March 31, 2012, we had one short-term line of credit with an uncommitted borrowing capacity of up to $20.0 million. We had no outstanding borrowings on this line of credit as of March 31, 2012. During the three months ended March 31, 2012, we borrowed and repaid $56.4 million related to this line of credit.

5. COMMITMENTS AND CONTINGENCIES

Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which is discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of March 31, 2012, we have accrued $43.6 million for contingent losses. The amount that will ultimately be paid related to these matters may differ from the recorded accruals, and the timing of such payments is uncertain.

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the United States Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to us indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. We reached an agreement to settle the claims of the United States government with respect to the Otis AFB pipeline and to resolve the underlying dispute between Kaneb and Grace. Pursuant to the settlement, we agreed to pay $11.7 million plus interest to the United States. The settlement was approved by the United States Bankruptcy Court for the District of Delaware and a proposed consent decree has been filed with the United States District Court for the District of Massachusetts. We are hopeful that the consent decree will be entered and that the settlement will be finalized in the near term.

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

Product Imbalances
We value our assets and liabilities related to product imbalances using quoted market prices in active markets as of the reporting date.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following assets and liabilities are measured at fair value:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$1,661	$—	$—	$1,661
Commodity derivatives	21,880	329	—	22,209
Other long-term assets, net:
Commodity derivatives	—	5,377	—	5,377
Interest rate swaps	—	581	—	581
Accrued liabilities:
Product imbalances	(200)	—	—	(200)
Commodity derivatives	(13,692)	(24,500)	—	(38,192)
Interest rate swaps	—	(9,796)	—	(9,796)
Other long-term liabilities:
Commodity derivatives	—	(6,539)	—	(6,539)
Interest rate swaps	—	(11,221)	—	(11,221)
Total	$9,649	$(45,769)	$—	$(36,120)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$2,117	$—	$—	$2,117
Commodity derivatives	10,282	1,830	—	12,112
Other long-term assets, net:
Commodity derivatives	—	27,084	—	27,084
Interest rate swaps	—	2,335	—	2,335
Accrued liabilities:
Product imbalances	(1,469)	—	—	(1,469)
Commodity derivatives	(5,424)	—	—	(5,424)
Interest rate swaps	—	(22,009)	—	(22,009)
Other long-term liabilities:
Interest rate swaps	—	(27,190)	—	(27,190)
Total	$5,506	$(17,950)	$—	$(12,444)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and debt in our consolidated balance sheets at their carrying amount.
The fair values of these financial instruments, except for debt, approximate their carrying amounts. The estimated fair value and carrying amount of our debt was as follows:

	March 31, 2012	December 31, 2011
	(Thousands of Dollars)
Fair value	$2,575,496	$2,377,565
Carrying amount	$2,521,412	$2,293,030

We estimated the fair value of our publicly-traded senior notes based upon quoted prices in active markets; therefore, we determined the fair value of our publicly-traded senior notes falls in Level 1 of the fair value hierarchy. For our other debt, for which a quoted market price is not available, we estimated the fair value using a discounted cash flow analysis using current incremental borrowing rates for similar types of borrowing arrangements and determined the fair value falls in Level 2 of the fair value hierarchy.

7. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES

We utilize various derivative instruments to: (i) manage our exposure to commodity price risk; (ii) manage our exposure to interest rate risk; and (iii) attempt to profit from market fluctuations. Our risk management policies and procedures are designed to monitor interest rates, futures and swap positions and over-the-counter positions, as well as physical volumes, grades, locations and delivery schedules, to help ensure that our hedging activities address our market risks. Our risk management committee oversees our trading controls and procedures and certain aspects of our commodity and trading risk management. Our risk management committee also reviews all new commodity and trading risk management strategies in accordance with our risk management policy, which was approved by our board of directors.
Interest Rate Risk
We are a party to certain interest rate swap agreements to manage our exposure to changes in interest rates. We enter into fixed-to-floating interest rate swap agreements associated with a portion of our fixed-rate senior notes. During the three months ended March 31, 2012, we entered into fixed-to-floating interest rate swap agreements with an aggregate notional amount of $200.0 million related to the 4.75% senior notes issued on February 2, 2012. Please refer to Note 4. Debt for additional information on the 4.75% senior notes. Under the terms of these interest rate swap agreements, we receive a fixed 4.75% and will pay a variable rate based on one month USD LIBOR plus a percentage that varies with each agreement. We account for our fixed-to-floating interest rate swaps as fair value hedges, and they qualify for the shortcut method of accounting. As a result, changes in the fair value of the swaps will completely offset the changes in the fair value of the underlying hedged debt. As of March 31, 2012 and December 31, 2011, the total aggregate notional amount of the fixed-to-floating interest rate swaps was $470.0 million and $270.0 million, respectively. The weighted-average interest rate that we paid under our fixed-to-floating interest rate swaps was 2.9% as of March 31, 2012.

We are also a party to forward-starting interest rate swap agreements related to forecasted probable debt issuances. We entered into these swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. These swaps are designated and qualify as cash flow hedges. In connection with the issuance of the 4.75% senior notes on February 2, 2012, we terminated some of our outstanding forward-starting interest rate swap agreements with an aggregate notional amount of $225.0 million. We paid $25.4 million in connection with the terminations, which is being amortized into “Interest expense, net” over the life of the 4.75% senior notes. The termination payment is included in cash flows from financing activities on the consolidated statements of cash flows. As of March 31, 2012 and December 31, 2011, the total aggregate notional amount of the forward-starting interest rate swaps was $275.0 million and $500.0 million, respectively.

Commodity Price Risk
We are exposed to market risks related to the volatility of crude oil and refined product prices. In order to reduce the risk of commodity price fluctuations with respect to our crude oil and finished product inventories and related firm commitments to purchase and/or sell such inventories, we utilize commodity futures and swap contracts, which qualify and we designated as fair value hedges.

We also enter into commodity swap contracts to hedge the price risk associated with the San Antonio refinery. These contracts

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

fix the purchase price of crude oil and sales prices of refined products for a portion of the expected production of the San Antonio Refinery, thereby attempting to mitigate the risk of volatility of future cash flows associated with hedged volumes. These contracts qualify and we designated them as cash flow hedges.

Derivatives that are intended to hedge our commodity price risk, but fail to qualify as fair value or cash flow hedges, are considered economic hedges, and we record associated gains and losses from such derivatives in net income. We also enter into commodity derivatives in order to attempt to profit from market fluctuations. These derivative instruments are financial positions entered into without underlying physical inventory and are not considered hedges. Changes in the fair values are recorded in net income.

The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short positions on an absolute basis, which totaled 42.3 million barrels and 27.8 million barrels as of March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012 and December 31, 2011, we had $6.6 million and $1.1 million, respectively, of margin deposits related to our derivative instruments.

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Commodity contracts	Other current assets	$—	$36,116	$—	$(33,616)
Commodity contracts	Other long-term assets, net	25,634	86,052	(20,257)	(66,175)
Interest rate swaps	Other long-term assets, net	581	2,335	—	—
Commodity contracts	Accrued liabilities	640	—	(24,286)	—
Interest rate swaps	Accrued liabilities	—	—	(9,796)	(22,009)
Commodity contracts	Other long-term liabilities	—	—	(5,665)	—
Interest rate swaps	Other long-term liabilities	—	—	(11,221)	(27,190)
Total		26,855	124,503	(71,225)	(148,990)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	30,863	15,568	(8,654)	(5,956)
Commodity contracts	Other long-term assets, net	—	7,207	—	—
Commodity contracts	Accrued liabilities	21,831	519	(36,377)	(5,943)
Commodity contracts	Other long-term liabilities	—	—	(874)	—
Total		52,694	23,294	(45,905)	(11,899)

Total Derivatives		$79,549	$147,797	$(117,130)	$(160,889)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The earnings impact of our derivative activity was as follows:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Three months ended March 31, 2012:
Interest rate swaps	Interest expense, net	$2,228	$(2,228)	$—
Commodity contracts	Cost of product sales	(2,587)	2,390	(197)
Total		$(359)	$162	$(197)

Three months ended March 31, 2011:
Interest rate swaps	Interest expense, net	$(5,914)	$5,960	$46
Commodity contracts	Cost of product sales	(12,066)	12,370	304
Total		$(17,980)	$18,330	$350

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Income Statement Location (a)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Thousands of Dollars)		(Thousands of Dollars)
Three months ended March 31, 2012:
Interest rate swaps	$3,298	Interest expense, net	$(423)	$—
Commodity contracts	(57,121)	Cost of product sales	(7,344)	4,010
Total	$(53,823)		$(7,767)	$4,010

Three months ended March 31, 2011:
Interest rate swaps	$2,878	Interest expense, net	$—	$—

(a)
Amounts are included in specified location for both the gain (loss) reclassified from accumulated other comprehensive income (OCI) into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion).

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Three months ended March 31, 2012:
Commodity contracts	Revenues	$510
Commodity contracts	Cost of product sales	(4,318)
		$(3,808)

Three months ended March 31, 2011:
Commodity contracts	Revenues	$264
Commodity contracts	Cost of product sales	(15,629)
Commodity contracts	Operating expenses	46
		$(15,319)

For derivatives designated as cash flow hedging instruments, once a hedged transaction occurs, we reclassify the effective portion from accumulated OCI to “Cost of product sales” or “Interest expense, net.” As of March 31, 2012, we expect to reclassify a loss of $24.3 million to “Cost of product sales” and a loss of $2.5 million to “Interest expense, net” within the next

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows is approximately three years for our commodity contracts and one year for our forward-starting interest rate swaps.

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

The following table summarizes information pertaining to related party transactions:

	Three Months Ended March 31,
	2012	2011
	(Thousands of Dollars)
Revenues	$697	$130
Operating expenses	$38,932	$35,109
General and administrative expenses	$19,169	$16,948

We had a payable to NuStar GP, LLC of $15.3 million and $6.7 million as of March 31, 2012 and December 31, 2011, respectively, with both amounts representing payroll, employee benefit plan expenses and unit-based compensation. We also had a long-term payable to NuStar GP, LLC as of March 31, 2012 and December 31, 2011 of $13.7 million and $14.5 million, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits.

9. OTHER INCOME (EXPENSE)

Other income (expense), net consisted of the following:

	Three Months Ended March 31,
	2012	2011
	(Thousands of Dollars)
Storage agreement early termination costs	$—	$(5,000)
Foreign exchange gains (losses)	380	(610)
Other, net	988	111
Other income (expense), net	$1,368	$(5,499)

For the three months ended March 31, 2011, “Other income (expense), net” included $5.0 million in costs associated with the early termination of a third-party storage agreement at our Paulsboro, New Jersey asphalt refinery.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. PARTNERS’ EQUITY

Partners’ Equity Activity
The following table summarizes changes in the carrying amount of equity attributable to NuStar Energy L.P. partners and noncontrolling interest:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity
	(Thousands of Dollars)
Beginning balance	$2,852,201	$12,134	$2,864,335	$2,702,700	$—	$2,702,700
Acquisition	—	—	—	—	15,000	15,000
Net income	26,351	(97)	26,254	28,502	14	28,516
Other comprehensive income (loss):
Foreign currency translation adjustment	7,911	1,119	9,030	8,553	552	9,105
Net unrealized (loss) gain on cash flow hedges	(53,823)	—	(53,823)	2,878	—	2,878
Net loss reclassified into income on cash flow hedges	7,767	—	7,767	—	—	—
Total other comprehensive (loss) income	(38,145)	1,119	(37,026)	11,431	552	11,983
Cash distributions to partners	(89,076)	—	(89,076)	(79,616)	—	(79,616)
Other	(269)	—	(269)	—	—	—
Ending balance	$2,751,062	$13,156	$2,764,218	$2,663,017	$15,566	$2,678,583

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

	Three Months Ended March 31,
	2012	2011
	(Thousands of Dollars)
Net income attributable to NuStar Energy L.P.	$26,351	$28,502
Less general partner incentive distribution	9,816	8,568
Net income after general partner incentive distribution	16,535	19,934
General partner interest	2%	2%
General partner allocation of net income after general partner incentive distribution	331	398
General partner incentive distribution	9,816	8,568
Net income applicable to general partner	$10,147	$8,966

Cash Distributions
On February 10, 2012, we paid a quarterly cash distribution totaling $89.1 million, or $1.095 per unit, related to the fourth quarter of 2011. On April 25, 2012, we announced a quarterly cash distribution of $1.095 per unit related to the first quarter of 2012. This distribution will be paid on May 11, 2012 to unitholders of record on May 8, 2012 and will total $89.1 million.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,782	$1,592
General partner incentive distribution	9,816	8,568
Total general partner distribution	11,598	10,160
Limited partners’ distribution	77,478	69,456
Total cash distributions	$89,076	$79,616

Cash distributions per unit applicable to limited partners	$1.095	$1.075

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

The following table details the calculation of earnings per unit:

	Three Months Ended March 31,
	2012	2011
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income attributable to NuStar Energy L.P.	$26,351	$28,502
Less general partner distribution (including IDR)	11,598	10,160
Less limited partner distribution	77,478	69,456
Distributions greater than earnings	$(62,725)	$(51,114)

General partner earnings:
Distributions	$11,598	$10,160
Allocation of distributions greater than earnings (2%)	(1,255)	(1,023)
Total	$10,343	$9,137

Limited partner earnings:
Distributions	$77,478	$69,456
Allocation of distributions greater than earnings (98%)	(61,470)	(50,091)
Total	$16,008	$19,365

Weighted-average limited partner units outstanding	70,756,078	64,610,549

Net income per unit applicable to limited partners	$0.23	$0.30

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. STATEMENTS OF CASH FLOWS
Changes in current assets and current liabilities were as follows:

	Three Months Ended March 31,
	2012	2011
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$52,418	$(94,104)
Inventories	(186,135)	(184,765)
Income tax receivable	(4,989)	—
Other current assets	(9,677)	(21,572)
Increase (decrease) in current liabilities:
Accounts payable	76,683	76,922
Payable to related party	8,566	1,826
Accrued interest payable	(5,550)	(6,070)
Accrued liabilities	(8,513)	(5,702)
Taxes other than income tax	(664)	(830)
Income tax payable	1,403	1,396
Changes in current assets and current liabilities	$(76,458)	$(232,899)

Cash flows related to interest and income taxes were as follows:

	Three Months Ended March 31,
	2012	2011
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$31,961	$32,512
Cash paid for income taxes, net of tax refunds received	$8,106	$2,856

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended March 31,
	2012	2011
	(Thousands of Dollars)
Revenues:
Storage:
Third parties	$127,687	$125,253
Intersegment	17,045	11,392
Related party	697	130
Total storage	145,429	136,775
Transportation:
Third parties	77,761	73,010
Intersegment	—	—
Total transportation	77,761	73,010
Asphalt and fuels marketing:
Third parties	1,529,547	1,036,223
Intersegment	129	3,845
Total asphalt and fuels marketing	1,529,676	1,040,068
Consolidation and intersegment eliminations	(17,174)	(15,237)
Total revenues	$1,735,692	$1,234,616

Operating income:
Storage	$56,147	$48,696
Transportation	36,951	34,397
Asphalt and fuels marketing	(15,775)	118
Consolidation and intersegment eliminations	(1)	65
Total segment operating income	77,322	83,276
Less general and administrative expenses	27,187	25,983
Less other depreciation and amortization expense	1,814	1,562
Total operating income	$48,321	$55,731

Total assets by reportable segment were as follows:

	March 31, 2012	December 31, 2011
	(Thousands of Dollars)
Storage	$2,622,491	$2,597,904
Transportation	1,276,156	1,251,474
Asphalt and fuels marketing	1,860,324	1,717,960
Total segment assets	5,758,971	5,567,338
Other partnership assets	324,457	313,852
Total consolidated assets	$6,083,428	$5,881,190

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

Condensed Consolidating Balance Sheets
March 31, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$135	$20	$—	$37,541	$—	$37,696
Receivables, net	16	41,794	8,819	464,700	(19,347)	495,982
Inventories	—	2,692	4,891	766,485	(60)	774,008
Income tax receivable	—	—	—	9,221	—	9,221
Other current assets	—	6,975	1,811	42,703	—	51,489
Intercompany receivable	—	1,205,898	541,121	—	(1,747,019)	—
Total current assets	151	1,257,379	556,642	1,320,650	(1,766,426)	1,368,396
Property, plant and equipment, net	—	1,210,755	591,803	1,697,071	—	3,499,629
Intangible assets, net	—	1,954	—	34,946	—	36,900
Goodwill	—	18,094	170,652	660,294	—	849,040
Investment in wholly owned subsidiaries	3,323,880	195,342	1,185,526	2,252,840	(6,957,588)	—
Investment in joint venture	—	—	—	69,073	—	69,073
Deferred income tax asset	—	—	—	10,479	—	10,479
Other long-term assets, net	461	173,874	26,329	49,247	—	249,911
Total assets	$3,324,492	$2,857,398	$2,530,952	$6,094,600	$(8,724,014)	$6,083,428
Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$797,791	$—	$33,583	$—	$831,374
Payables	88	34,702	13,400	514,845	(19,347)	543,688
Accrued interest payable	—	19,374	4,896	13	—	24,283
Accrued liabilities	653	17,187	3,653	54,218	—	75,711
Taxes other than income tax	188	4,847	3,347	4,632	—	13,014
Income tax payable	—	442	8	4,170	—	4,620
Intercompany payable	506,949	—	—	1,240,070	(1,747,019)	—
Total current liabilities	507,878	874,343	25,304	1,851,531	(1,766,366)	1,492,690
Long-term debt, less current portion	—	1,437,397	252,641	—	—	1,690,038
Long-term payable to related party	—	7,203	—	6,469	—	13,672
Deferred income tax liability	—	—	—	36,670	—	36,670
Other long-term liabilities	—	14,189	198	71,753	—	86,140
Total partners’ equity	2,816,614	524,266	2,252,809	4,128,177	(6,957,648)	2,764,218
Total liabilities and partners’ equity	$3,324,492	$2,857,398	$2,530,952	$6,094,600	$(8,724,014)	$6,083,428

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets
December 31, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$139	$14	$—	$17,344	$—	$17,497
Receivables, net	—	27,533	6,877	514,477	(1,079)	547,808
Inventories	—	2,311	6,370	579,152	(48)	587,785
Income tax receivable	—	—	—	4,148	—	4,148
Other current assets	—	9,796	2,423	31,466	—	43,685
Intercompany receivable	—	893,268	780,066	—	(1,673,334)	—
Total current assets	139	932,922	795,736	1,146,587	(1,674,461)	1,200,923
Property, plant and equipment, net	—	1,150,318	596,229	1,683,921	—	3,430,468
Intangible assets, net	—	1,966	—	36,957	—	38,923
Goodwill	—	18,094	170,652	657,971	—	846,717
Investment in wholly owned subsidiaries	3,386,170	220,513	1,159,620	2,216,792	(6,983,095)	—
Investment in joint venture	—	—	—	66,687	—	66,687
Deferred income tax asset	—	—	—	9,141	—	9,141
Other long-term assets, net	364	192,007	26,329	69,631	—	288,331
Total assets	$3,386,673	$2,515,820	$2,748,566	$5,887,687	$(8,657,556)	$5,881,190
Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$331,317	$1,060	$32,582	$—	$364,959
Payables	—	32,590	11,512	418,038	(1,079)	461,061
Accrued interest payable	—	21,332	8,489	12	—	29,833
Accrued liabilities	829	42,788	4,661	22,992	—	71,270
Taxes other than income tax	125	5,661	2,678	4,991	—	13,455
Income tax payable	—	352	7	2,863	—	3,222
Intercompany payable	506,111	—	—	1,167,223	(1,673,334)	—
Total current liabilities	507,065	434,040	28,407	1,648,701	(1,674,413)	943,800
Long-term debt, less current portion	—	1,424,891	503,180	—	—	1,928,071
Long-term payable to related party	—	8,027	—	6,475	—	14,502
Deferred income tax liability	—	—	—	35,437	—	35,437
Other long-term liabilities	—	29,939	220	64,886	—	95,045
Total partners’ equity	2,879,608	618,923	2,216,759	4,132,188	(6,983,143)	2,864,335
Total liabilities and partners’ equity	$3,386,673	$2,515,820	$2,748,566	$5,887,687	$(8,657,556)	$5,881,190

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$80,221	$49,092	$1,612,603	$(6,224)	$1,735,692
Costs and expenses	435	46,374	34,957	1,611,826	(6,221)	1,687,371
Operating (loss) income	(435)	33,847	14,135	777	(3)	48,321
Equity in earnings of subsidiaries	26,786	(25,171)	25,905	36,057	(63,577)	—
Equity in earnings of joint venture	—	—	—	2,386	—	2,386
Interest expense, net	—	(18,078)	(4,171)	(101)	—	(22,350)
Other income, net	—	189	182	997	—	1,368
Income (loss) before income tax expense	26,351	(9,213)	36,051	40,116	(63,580)	29,725
Income tax expense	—	90	2	3,379	—	3,471
Net income (loss)	26,351	(9,303)	36,049	36,737	(63,580)	26,254
Less net loss attributable to noncontrolling interest	—	—	—	(97)	—	(97)
Net income (loss) attributable to NuStar Energy L.P.	$26,351	$(9,303)	$36,049	$36,834	$(63,580)	$26,351

Comprehensive income (loss)	$26,351	$(5,582)	$36,049	$(4,010)	$(63,580)	$(10,772)
Less comprehensive income attributable to noncontrolling interest	—	—	—	1,022	—	1,022
Comprehensive income (loss) attributable to NuStar Energy L.P.	$26,351	$(5,582)	$36,049	$(5,032)	$(63,580)	$(11,794)

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$66,158	$50,347	$1,130,306	$(12,195)	$1,234,616
Costs and expenses	415	43,272	35,973	1,111,869	(12,644)	1,178,885
Operating (loss) income	(415)	22,886	14,374	18,437	449	55,731
Equity in earnings of subsidiaries	28,917	(16,990)	28,520	48,545	(88,992)	—
Equity in earnings of joint venture	—	—	—	2,388	—	2,388
Interest expense, net	—	(13,788)	(5,792)	(877)	—	(20,457)
Other income (loss), net	—	57	13	(5,569)	—	(5,499)
Income (loss) before income tax expense	28,502	(7,835)	37,115	62,924	(88,543)	32,163
Income tax expense	—	363	—	3,284	—	3,647
Net income (loss)	28,502	(8,198)	37,115	59,640	(88,543)	28,516
Less net income attributable to noncontrolling interest	—	—	—	14	—	14
Net income (loss) attributable to NuStar Energy L.P.	$28,502	$(8,198)	$37,115	$59,626	$(88,543)	$28,502

Comprehensive income (loss)	$28,502	$(5,320)	$37,115	$68,745	$(88,543)	$40,499
Less comprehensive income attributable to noncontrolling interest	—	—	—	566	—	566
Comprehensive income (loss) attributable to NuStar Energy L.P.	$28,502	$(5,320)	$37,115	$68,179	$(88,543)	$39,933

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$88,503	$5,831	$13,470	$(28,340)	$(89,077)	$(9,613)
Cash flows from investing activities:
Capital expenditures	—	(75,008)	(2,285)	(22,991)	—	(100,284)
Acquisitions	—	—	—	—	—	—
Investment in other long-term assets	—	—	—	(94)	—	(94)
Other, net	—	135	7	22	—	164
Net cash used in investing activities	—	(74,873)	(2,278)	(23,063)	—	(100,214)
Cash flows from financing activities:
Debt borrowings	—	510,548	—	—	—	510,548
Debt repayments	—	(260,374)	(250,000)	—	—	(510,374)
Senior note offering, net	—	247,408	—	—	—	247,408
Distributions to unitholders and general partner	(89,076)	(89,076)	—	(9)	89,085	(89,076)
Payments for termination of interest rate swaps	—	(25,358)	—	—	—	(25,358)
Net intercompany borrowings (repayments)	838	(312,383)	238,808	72,745	(8)	—
Other, net	(269)	(3,598)	—	639	—	(3,228)
Net cash provided by (used in) financing activities	(88,507)	67,167	(11,192)	73,375	89,077	129,920
Effect of foreign exchange rate changes on cash	—	1,881	—	(1,775)	—	106
Net (decrease) increase in cash and cash equivalents	(4)	6	—	20,197	—	20,199
Cash and cash equivalents as of the beginning of the period	139	14	—	17,344	—	17,497
Cash and cash equivalents as of the end of the period	$135	$20	$—	$37,541	$—	$37,696

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$79,041	$23,162	$13,552	$(201,929)	$(79,624)	$(165,798)
Cash flows from investing activities:
Capital expenditures	—	(45,340)	(430)	(27,476)	—	(73,246)
Acquisition	—	—	—	(52,577)	—	(52,577)
Investment in other long-term assets	—	—	—	(636)	—	(636)
Investment in subsidiaries	(57,300)	—	(56,727)	(56,727)	170,754	—
Other, net	—	—	13	45	—	58
Net cash used in investing activities	(57,300)	(45,340)	(57,144)	(137,371)	170,754	(126,401)
Cash flows from financing activities:
Debt borrowings	—	375,280	—	—	—	375,280
Debt repayments	—	(113,994)	—	—	—	(113,994)
Distributions to unitholders and general partner	(79,616)	(79,616)	—	(8)	79,624	(79,616)
Contributions from (distributions to) affiliates	57,300	(57,300)	56,727	114,027	(170,754)	—
Net intercompany borrowings (repayments)	575	(203,572)	(13,135)	216,132	—	—
Other, net	—	(263)	—	(881)	—	(1,144)
Net cash (used in) provided by financing activities	(21,741)	(79,465)	43,592	329,270	(91,130)	180,526
Effect of foreign exchange rate changes on cash	—	5,002	—	(4,013)	—	989
Net decrease in cash and cash equivalents	—	(96,641)	—	(14,043)	—	(110,684)
Cash and cash equivalents as of the beginning of the period	53	107,655	—	73,413	—	181,121
Cash and cash equivalents as of the end of the period	$53	$11,014	$—	$59,370	$—	$70,437

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2011, Part I, Item 1A “Risk Factors,” as well as our subsequent current and quarterly reports, for a discussion of certain of those risks, uncertainties and assumptions.

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

OVERVIEW
NuStar Energy L.P. (NuStar Energy) is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 16.2% total interest in us as of March 31, 2012. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in six sections:

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

Storage. We own terminals and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey providing approximately 83.0 million barrels of storage capacity. Our terminals and storage facilities provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including crude oil and other feedstocks.
Transportation. We own common carrier refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 5,480 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. The East and North Pipelines also include 21 terminals providing storage capacity of 4.5 million barrels, and the East Pipeline includes two tank farms providing storage capacity of 1.2 million barrels. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. We also own 940 miles of crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois, as well as 1.9 million barrels of crude storage in Texas and Oklahoma located along those crude oil pipelines. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in our ammonia pipeline.

Asphalt and Fuels Marketing. Our asphalt and fuels marketing segment includes our asphalt operations, fuels marketing operations and our San Antonio refinery. Our asphalt operations include two asphalt refineries with a combined throughput capacity of 104,000 barrels per day at which we refine crude oil to produce asphalt and certain other refined products. Within our fuels marketing operations, we purchase crude oil and refined petroleum products for resale. Additionally, this segment includes a fuels refinery in San Antonio, Texas, with a throughput capacity of 14,500 barrels per day at which we refine crude oil to produce various refined petroleum products. The results of operations for the asphalt and fuels marketing segment depend largely on the margin between our cost and the sales prices of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of the storage and transportation segments. We enter into derivative contracts to attempt to mitigate the effects of commodity price fluctuations.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,		Change
	2012	2011
Statement of Income Data:
Revenues:
Services revenues	$206,145	$198,393	$7,752
Product sales	1,529,547	1,036,223	493,324
Total revenues	1,735,692	1,234,616	501,076

Costs and expenses:
Cost of product sales	1,489,837	992,367	497,470
Operating expenses	125,666	120,239	5,427
General and administrative expenses	27,187	25,983	1,204
Depreciation and amortization expense	44,681	40,296	4,385
Total costs and expenses	1,687,371	1,178,885	508,486

Operating income	48,321	55,731	(7,410)
Equity in earnings of joint venture	2,386	2,388	(2)
Interest expense, net	(22,350)	(20,457)	(1,893)
Other income (expense), net	1,368	(5,499)	6,867
Income before income tax expense	29,725	32,163	(2,438)
Income tax expense	3,471	3,647	(176)
Net income	$26,254	$28,516	$(2,262)

Net income per unit applicable to limited partners	$0.23	$0.30	$(0.07)

Weighted-average limited partner units outstanding	70,756,078	64,610,549	6,145,529

Highlights
Net income decreased $2.3 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to decreased segment operating income. Segment operating income decreased $6.0 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, due to decreased operating income from the asphalt and fuels marketing segment, partially offset by increased operating income from the storage and transportation segments.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended March 31,		Change
	2012	2011
Storage:
Throughput (barrels/day)	739,076	620,582	118,494
Throughput revenues	$22,264	$17,048	$5,216
Storage lease revenues	123,165	119,727	3,438
Total revenues	145,429	136,775	8,654
Operating expenses	65,982	66,949	(967)
Depreciation and amortization expense	23,300	21,130	2,170
Segment operating income	$56,147	$48,696	$7,451

Transportation:
Refined products pipelines throughput (barrels/day)	491,570	502,610	(11,040)
Crude oil pipelines throughput (barrels/day)	303,691	310,865	(7,174)
Total throughput (barrels/day)	795,261	813,475	(18,214)
Throughput revenues	$77,761	$73,010	$4,751
Operating expenses	27,820	25,906	1,914
Depreciation and amortization expense	12,990	12,707	283
Segment operating income	$36,951	$34,397	$2,554

Asphalt and Fuels Marketing:
Product sales	$1,529,676	$1,040,068	$489,608
Cost of product sales	1,495,923	1,001,073	494,850
Gross margin	33,753	38,995	(5,242)
Operating expenses	42,951	33,980	8,971
Depreciation and amortization expense	6,577	4,897	1,680
Segment operating income	$(15,775)	$118	$(15,893)

Consolidation and Intersegment Eliminations:
Revenues	$(17,174)	$(15,237)	$(1,937)
Cost of product sales	(6,086)	(8,706)	2,620
Operating expenses	(11,087)	(6,596)	(4,491)
Total	$(1)	$65	$(66)

Consolidated Information:
Revenues	$1,735,692	$1,234,616	$501,076
Cost of product sales	1,489,837	992,367	497,470
Operating expenses	125,666	120,239	5,427
Depreciation and amortization expense	42,867	38,734	4,133
Segment operating income	77,322	83,276	(5,954)
General and administrative expenses	27,187	25,983	1,204
Other depreciation and amortization expense	1,814	1,562	252
Consolidated operating income	$48,321	$55,731	$(7,410)

Storage
Throughputs increased 118,494 barrels per day and throughput revenues increased $5.2 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to a turnaround in 2011 at the refinery served by our Benicia crude oil storage tanks.

Storage lease revenues increased $3.4 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to an increase of $6.5 million at our St. James terminal resulting from completed tank expansion projects and new customer contracts and rate escalations. This increase was partially offset by a decrease of $2.7 million at our Point Tupper terminal facility mainly due to decreased throughput and related handling fees, partially offset by higher storage and miscellaneous revenues.

Depreciation and amortization expense increased $2.2 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to the completion of various terminal upgrade and expansion projects.

Transportation
Revenues increased $4.8 million, despite a slight decrease in throughputs, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to:

•
an increase in revenues of $3.1 million and an increase in throughputs of 32,429 barrels per day on pipelines that were placed in service in the second and third quarters of 2011 to serve Eagle Ford shale production in South Texas;

•	an increase in revenues of $1.6 million and an increase in throughputs of 1,998 barrels per day on the Ammonia Pipeline due to a warm spring that led to the early application of ammonia; and

•
an increase in revenues of $1.5 million, despite a decrease in throughputs of 2,238 barrels per day, on refined product pipelines that serve the McKee refinery, mainly due to higher average tariffs, which increased partially due to the annual index adjustment effective July 1, 2011.

These increases in revenues were partially offset by:

•
a decrease in revenues of $1.6 million and a decrease in throughputs of 39,551 barrels per day on the crude oil pipeline serving the Three Rivers refinery, mainly due to the customer receiving crude oil from alternate sources, thus reducing the volume transported on our pipeline; and

•
a decrease in revenues of $1.3 million and a decrease in throughputs of 21,029 barrels per day on crude oil pipelines serving the McKee refinery primarily due to decreased crude oil run rates in 2012 resulting from less favorable economic conditions compared to 2011.

Operating expenses increased $1.9 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, mainly due to increased regulatory expenses on several refined product pipelines.

Asphalt and Fuels Marketing
Sales and cost of product sales increased $489.6 million and $494.9 million, respectively, resulting in a decrease in total gross margin of $5.2 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The San Antonio refinery, acquired in the second quarter of 2011, recorded negative gross margin totaling $9.0 million for the three months ended March 31, 2012. The cost of crude oil processed by the San Antonio refinery has risen significantly, and currently trades at a premium to benchmark WTI prices. As a result, we recognized hedge losses in excess of product sales margins resulting in overall negative gross margin. The gross margin from our asphalt operations decreased $4.6 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, mainly due to a decrease in volumes sold. The gross margin per barrel remained flat at $6.70 for the three months ended March 31, 2012, compared to $6.72 for the three months ended March 31, 2011. Partially offsetting these decreases, the gross margin from our fuels marketing operations increased $8.5 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, mainly due to more favorable margins from our crude oil trading activity, which benefited from rising crude oil prices.

Operating expenses increased $9.0 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to increased rental expenses associated with our fuels marketing operations, higher idle capacity costs at our asphalt refineries and increased fuel and vessel costs associated with our bunker fuel sales.

Depreciation and amortization expense increased $1.7 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due the acquisition of a fuels refinery in San Antonio, Texas in April 2011 and amortization of deferred costs related to completed turnarounds at our refineries.

Consolidation and Intersegment Eliminations
Revenue, cost of product sales and operating expense eliminations primarily relate to storage and transportation fees charged to the asphalt and fuels marketing segment by the transportation and storage segments.

General
General and administrative expenses increased $1.2 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to higher compensation expense associated with our long-term incentive plans, which fluctuates with our unit price.

Interest expense, net increased $1.9 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, mainly due to higher balances on our revolving credit agreement and a higher weighted-average interest rate as we had fewer interest rate swaps in 2012.

Other income (expense), net changed by $6.9 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, mainly due to $5.0 million in costs associated with the early termination of a third-party storage agreement in the first quarter of 2011 at our Paulsboro, New Jersey asphalt refinery.

TRENDS AND OUTLOOK
We expect our results for 2012 to improve compared to 2011 due to higher segmental operating income in all of our reportable business segments. Net income should benefit from higher operating income, but we expect higher interest expense to partially offset the operating income benefit.

Storage Segment
For 2012, we expect the storage segment earnings to increase compared to 2011. Internal growth projects completed in 2011 as well as those expected to be completed in 2012, mainly at our St. Eustatius terminal in the Caribbean and our St. James, Louisiana terminal, should contribute to the higher earnings in 2012.

Transportation Segment
We expect full year results for the transportation segment to improve in 2012 compared to 2011. Transportation segment earnings should benefit from higher throughputs related to the pipeline expansion projects completed in 2011 that serve Eagle Ford shale production as well as additional expansion projects we expect to complete in 2012. Additionally, the tariffs on our pipelines regulated by the Federal Energy Regulatory Commission, which adjust annually based upon changes in the producer price index, are expected to increase effective July 1, 2012, when the annual adjustment takes effect. However, lower expected throughputs in the second quarter of 2012, mainly due to planned refinery maintenance, may cause earnings for the segment to fall below earnings for the second quarter of 2011.

Asphalt and Fuels Marketing Segment
We expect the asphalt and fuels marketing segment earnings for 2012 to increase compared to 2011 mainly due to higher earnings from our asphalt operations. Investments made in 2011 to upgrade our crude oil processing capability have allowed us to diversify our sources of crude oil. The alternative sources of crude oil that we are now able to process currently trade at a discount to Venezuelan crude oil, the historical source of crude oil for our asphalt operations. During 2012, we expect to increase the amount of lower-cost crude oil processed at our asphalt operations, which should benefit the earnings of our asphalt operations.

We expect lower results from the San Antonio refinery to partially offset the expected benefit from improved asphalt earnings. Our first quarter results were negatively affected by the substantial rise in the cost of crude oil processed at our San Antonio refinery over the benchmark WTI. This may continue during 2012 resulting in a premium price for the crude oil processed at the San Antonio refinery. Generally, we expect to be able to increase the price of products we produce at the San Antonio refinery to offset the higher cost of crude oil. However, much of our crude oil supply for the San Antonio refinery is currently hedged with swap contracts based on WTI. If the crude oil processed at the San Antonio refinery continues to trade at a premium to WTI, we expect the losses on the swap contracts to more than offset the earnings from operations of the San Antonio refinery, and may result in the San Antonio refinery reporting an operating loss for 2012. As a result, we are currently evaluating our hedging strategy with respect to the San Antonio refinery and our other fuels marketing operations.

Our outlook for the partnership overall could change depending on, among other things, crude oil prices, the state of the economy, changes to refinery maintenance schedules and other factors that affect overall demand for the products we store, transport and sell as well as changes in commodity prices for the products we market.

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

Cash Flows for the Three Months Ended March 31, 2012 and 2011
The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2012	2011
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$(9,613)	$(165,798)
Investing activities	(100,214)	(126,401)
Financing activities	129,920	180,526
Effect of foreign exchange rate changes on cash	106	989
Net increase (decrease) in cash and cash equivalents	$20,199	$(110,684)

Net cash used in operating activities for the three months ended March 31, 2012 was $9.6 million, compared to $165.8 million for the three months ended March 31, 2011, primarily due to lower investments in working capital in 2012 compared to the same period in 2011. Our working capital increased by $76.5 million in 2012, compared to $232.9 million in 2011. Please refer to the Working Capital Requirements section below for a discussion of the changes in working capital.

For the three months ended March 31, 2012 and 2011, our operations resulted in a cash shortfall. As a result, we utilized borrowings under our revolving credit agreement to fund that shortfall and our remaining cash requirements.

2007 Revolving Credit Agreement
As of March 31, 2012, we had $411.6 million available for borrowing under our $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement). Due to a covenant in our 2007 Revolving Credit Agreement that requires us to maintain, as of the end of any four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00, we may not be able to borrow the maximum available amount. As of March 31, 2012, the consolidated debt coverage ratio was 4.6x.

Shelf Registration Statements
Our two shelf registration statements on Form S-3 permit us to offer and sell various types of securities, including NuStar Energy common units and debt securities of NuStar Logistics and NuPOP. The shelf registration statement that became effective on April 29, 2011 permits us to sell securities having an aggregate value of up to $200.0 million (the 2011 Shelf Registration Statement). The 2011 Shelf Registration Statement is in addition to our shelf registration statement on Form S-3 the Securities and Exchange Commission declared effective in May 2010.

On February 2, 2012, NuStar Logistics issued $250.0 million of 4.75% senior notes under our 2010 Shelf Registration Statement. The net proceeds of $247.4 million were used to repay the outstanding principal amount of NuPOP’s 7.75% senior notes due February 15, 2012. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on certain of our long-term debt agreements.

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

During the three months ended March 31, 2012, our reliability capital expenditures totaled $6.9 million, consisting of $6.8 million primarily related to maintenance upgrade projects at our terminals, which are classified as “Reliability capital expenditures” in the consolidated statements of cash flows, and $0.1 million of turnaround expenditures at our refineries, which are classified as “Investment in other long-term assets” in our consolidated statements of cash flows. Strategic capital expenditures for the three months ended March 31, 2012 totaled $93.5 million and were primarily related to projects associated with Eagle Ford shale production in South Texas, projects at our St. James, Louisiana terminal and our corporate office.

For the full year 2012, we expect to incur approximately $450.0 million to $505.0 million of capital expenditures, including $50.0 million to $55.0 million for reliability capital projects and $400.0 million to $450.0 million for strategic capital projects, not including acquisitions. We continue to evaluate our capital budget and make changes as economic conditions warrant. Depending upon current economic conditions, our actual capital expenditures for 2012 may exceed or be lower than the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2012, and our internal growth projects can be accelerated or scaled back depending on the condition of the capital markets.

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

Within working capital, accounts receivable decreased by $52.4 million during the three months ended March 31, 2012, compared to an increase of $94.1 million during the three months ended March 31, 2011, mainly due to the timing of payments and increased bunker fuel sales and crude trading activity during the first quarter of 2011.

Distributions
On February 10, 2012, we paid a quarterly cash distribution totaling $89.1 million, or $1.095 per unit, related to the fourth quarter of 2011. On April 25, 2012, we announced a quarterly cash distribution of $1.095 per unit related to the first quarter of 2012. This distribution will be paid on May 11, 2012 to unitholders of record on May 8, 2012 and will total $89.1 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,782	$1,592
General partner incentive distribution	9,816	8,568
Total general partner distribution	11,598	10,160
Limited partners’ distribution	77,478	69,456
Total cash distributions	$89,076	$79,616

Cash distributions per unit applicable to limited partners	$1.095	$1.075
Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter.

Debt Obligations
We are a party to the following debt agreements:

•	the 2007 Revolving Credit Agreement due December 10, 2012, with a balance of $463.3 million as of March 31, 2012;

•
NuStar Logistics’ 6.875% senior notes due July 15, 2012 with a face value of $100.0 million; 6.05% senior notes due March 15, 2013 with a face value of $229.9 million; 7.65% senior notes due April 15, 2018 with a face value of $350.0 million; 4.80% senior notes due September 1, 2020 with a face value of $450.0 million; and 4.75% senior notes due February 1, 2022 with a face value of $250.0 million;

•	NuPOP’s 5.875% senior notes due June 1, 2013 with a face value of $250.0 million;

•	NuStar Logistics’ $365.4 million Gulf Opportunity Zone Revenue Bonds due from 2038 to 2041;

•	the £21 million term loan due December 11, 2012 (UK Term Loan); and

•
the $12.0 million note payable in annual installments through December 31, 2015 to the Port of Corpus Christi Authority of Nueces County, Texas, with a balance of $0.9 million as of March 31, 2012, associated with the construction of a crude oil storage facility in Corpus Christi, Texas.

Management believes that, as of March 31, 2012, we are in compliance with all ratios and covenants of both the 2007 Revolving Credit Agreement and the UK Term Loan, which has substantially the same covenants as the 2007 Revolving Credit Agreement. Our other long-term debt obligations do not contain any financial covenants that are different than those contained in the 2007 Revolving Credit Agreement. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments. We are currently in negotiations to renew our 2007 Revolving Credit Agreement in the second quarter of 2012.

Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on certain of our long-term debt agreements.

Interest Rate Swaps
As of March 31, 2012 and December 31, 2011, we were a party to fixed-to-floating interest rate swap agreements and forward-starting swap agreements for the purpose of hedging interest rate risk. The following table aggregates information on our interest rate swap agreements:

	Notional Amount		Fair Value Asset (Liability)
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(Thousands of Dollars)
Type of interest rate swap agreements:
Fixed-to-floating	$470,000	$270,000	$107	$2,335
Forward-starting	$275,000	$500,000	$(20,543)	$(49,199)

During the three months ended March 31, 2012, we entered into fixed-to-floating interest rate swap agreements with an aggregate notional amount of $200.0 million related to the 4.75% senior notes issued on February 2, 2012. In addition, in connection with the issuance of the 4.75% senior notes on February 2, 2012, we terminated some of our outstanding forward-starting interest rate swap agreements with an aggregate notional amount of $225.0 million. We paid $25.4 million in connection with the terminations, which is being amortized into “Interest expense, net” over the life of the 4.75% senior notes. The termination payment is included in cash flows from financing activities on the consolidated statements of cash flows. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

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

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

	March 31, 2012
	Expected Maturity Dates
	2012	2013	2014	2015	2016	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$134,458	$479,932	$—	$—	$—	$1,050,000	$1,664,390	$1,758,051
Weighted-average interest rate	6.8%	6.0%	—	—	—	5.7%	5.9%
Variable rate	$463,321	$—	$—	$—	$—	$365,440	$828,761	$817,445
Weighted-average interest rate	0.8%	—	—	—	—	0.2%	0.5%
Interest Rate Swaps Fixed–to-Floating:
Notional amount	$—	$—	$—	$—	$—	$470,000	$470,000	$107,536
Weighted-average pay rate	3.0%	3.1%	3.5%	4.2%	4.8%	5.9%	4.8%
Weighted-average receive rate	4.8%	4.8%	4.8%	4.8%	4.8%	4.8%	4.8%

	December 31, 2011
	Expected Maturity Dates
	2012		2013	2014	2015	2016	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$383,456		$479,932	$—	$—	$—	$800,000	$1,663,388	$1,787,532
Weighted-average interest rate	7.4%		6.0%	—	—	—	6.0%	6.3%
Variable rate	$229,295		$—	$—	$—	$—	$365,440	$594,735	$590,033
Weighted-average interest rate	1.2%		—	—	—	—	0.1%	0.5%
Interest Rate Swaps Fixed–to-Floating:
Notional amount	$—		$—	$—	$—	$—	$270,000	$270,000	$2,335
Weighted-average pay rate	3.2%	0.034	3.4%	3.7%	4.4%	4.9%	5.7%	4.7%
Weighted-average receive rate	4.8%		4.8%	4.8%	4.8%	4.8%	4.8%	4.8%

The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount		Period of Hedge	Weighted-Average Fixed Rate	Fair Value
March 31, 2012	December 31, 2011			March 31, 2012	December 31, 2011
(Thousands of Dollars)				(Thousands of Dollars)
$125,000	$125,000	03/13 - 03/23	3.5%	$(9,796)	$(12,720)
150,000	150,000	06/13 - 06/23	3.5%	(10,747)	(14,470)
—	225,000	02/12 - 02/22	3.1%	—	(22,009)
$275,000	$500,000		3.3%	$(20,543)	$(49,199)

In connection with the issuance of the 4.75% senior notes on February 2, 2012, we terminated interest rate swap agreements with an aggregate notional amount of $225.0 million. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

Commodity Price Risk
Since the operations of our asphalt and fuels marketing segment expose us to commodity price risk, we enter into derivative instruments to mitigate the effects of commodity price fluctuations. The derivative instruments we use consist primarily of commodity futures and swap contracts. We have a risk management committee that oversees our trading controls and procedures and certain aspects of risk management. Our risk management committee also reviews all new risk management strategies in accordance with our risk management policy, which was approved by our board of directors.

We record commodity derivative instruments in the consolidated balance sheets as assets or liabilities at fair value. We recognize mark-to-market adjustments for derivative instruments designated and qualifying as fair value hedges (Fair Value Hedges) and the related change in the fair value of the associated hedged physical inventory or firm commitment within “Cost of product sales.” For derivative instruments designated and qualifying as cash flow hedges (Cash Flow Hedges), we record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive income” until the underlying hedged forecasted transactions occur and are recognized in “Cost of product sales.” For derivative instruments that do not qualify for hedge accounting (Economic Hedges and Other Derivatives), we record the mark-to-market adjustments in “Cost of product sales” or “Operating expenses.”

The commodity contracts disclosed below represent only those contracts exposed to commodity price risk at the end of the period. Please refer to Note 7 of Condensed Notes to Consolidated Financial Statement in Item 1. “Financial Statements” for the volume and related fair value of all commodity contracts.

	March 31, 2012
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Cash Flow Hedges:
Swaps – long:
(crude oil)	8,410	$106.46	N/A	$(37,602)
Swaps – short:
(refined products)	7,863	N/A	$128.06	$13,197

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	2,266	$113.75	N/A	$(3,229)
Futures – short:
(crude oil and refined products)	2,041	N/A	$113.68	$4,556
Swaps – long:
(crude oil and refined products)	3,732	$78.97	N/A	$7,446
Swaps – short:
(crude oil and refined products)	4,235	N/A	$82.82	$(8,787)
Forward purchase contracts:
(crude oil)	6,871	$110.24	N/A	$34,921
Forward sales contracts:
(crude oil)	6,871	N/A	$109.78	$(23,764)

Total fair value of open positions exposed to commodity price risk				$(13,262)

	December 31, 2011
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(refined products)	20	N/A	$121.65	$(15)

Cash Flow Hedges:
Swaps – long:
(crude oil)	9,353	$106.69	N/A	$(103,078)
Swaps – short:
(refined products)	8,805	N/A	$127.97	$126,067

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	643	$98.79	N/A	$919
Futures – short:
(crude oil and refined products)	800	N/A	$101.77	$(2,075)
Swaps – long:
(refined products)	1,355	$97.25	N/A	$(1,455)
Swaps – short:
(refined products)	2,283	N/A	$101.20	$8,756
Forward purchase contracts:
(crude oil)	2,294	$106.01	N/A	$(1,803)
Forward sales contracts:
(crude oil)	2,294	N/A	$105.20	$3,683

Total fair value of open positions exposed to commodity price risk				$30,999

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2012.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2011.
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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the United States Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to us indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. The DOJ has indicated that they will not seek recovery of remediation costs for the second plume. We reached an agreement to settle the claims of the United States government with respect to the Otis AFB pipeline and to resolve the underlying dispute between Kaneb and Grace. Pursuant to the settlement, we agreed to pay $11.7 million plus interest to the United States. The settlement was approved by the United States Bankruptcy Court for the District of Delaware and a proposed consent decree was filed with the United States District Court for the District of Massachusetts. We are hopeful that the consent decree will be entered and that the settlement will be finalized in the near term.

Item 6.	Exhibits

Exhibit Number	Description

*12.01	Statement of Computation of Ratio of Earnings to Fixed Charges

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer

*32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

**101
The following interactive data files pursuant to Rule 405 of Regulation S-T from NuStar Energy L.P.’s Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements.

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
April 25, 2012

By:	/s/ Steven A. Blank
Steven A. Blank
Executive Vice President, Chief Financial Officer and Treasurer
April 25, 2012

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Senior Vice President and Controller
April 25, 2012