Form 10-Q
period 2012-06-30
NuStar Energy L.P.
filed 2012-08-07
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of July 31, 2012 was 70,756,078.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,147	$17,497
Accounts receivable, net of allowance for doubtful accounts of $1,657 and $2,147 as of June 30, 2012 and December 31, 2011, respectively	487,565	547,808
Inventories	253,610	587,785
Income tax receivable	1,952	4,148
Other current assets	85,872	43,685
Assets held for sale	640,959	—
Total current assets	1,504,105	1,200,923
Property, plant and equipment, at cost	4,058,542	4,413,305
Accumulated depreciation and amortization	(979,111)	(982,837)
Property, plant and equipment, net	3,079,431	3,430,468
Intangible assets, net	28,226	38,923
Goodwill	822,701	846,717
Investment in joint venture	68,188	66,687
Deferred income tax asset	—	9,141
Other long-term assets, net	214,947	288,331
Total assets	$5,717,598	$5,881,190
Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$517,880	$364,959
Accounts payable	423,227	454,326
Payable to related party	17,562	6,735
Accrued interest payable	27,645	29,833
Accrued liabilities	119,768	71,270
Taxes other than income tax	14,335	13,455
Income tax payable	2,517	3,222
Total current liabilities	1,122,934	943,800
Long-term debt, less current portion	2,106,988	1,928,071
Long-term payable to related party	15,141	14,502
Deferred income tax liability	31,596	35,437
Other long-term liabilities	19,822	95,045
Commitments and contingencies (Note 6)
Partners’ equity:
Limited partners (70,756,078 common units outstanding as of June 30, 2012 and December 31, 2011)	2,426,602	2,817,069
General partner	54,175	62,539
Accumulated other comprehensive loss	(72,508)	(27,407)
Total NuStar Energy L.P. partners’ equity	2,408,269	2,852,201
Noncontrolling interest	12,848	12,134
Total partners’ equity	2,421,117	2,864,335
Total liabilities and partners’ equity	$5,717,598	$5,881,190
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Service revenues:
Third parties	$207,794	$199,208	$413,242	$397,471
Related party	788	407	1,485	537
Total service revenues	208,582	199,615	414,727	398,008
Product sales	1,693,323	1,389,569	3,222,870	2,425,792
Total revenues	1,901,905	1,589,184	3,637,597	2,823,800
Costs and expenses:
Cost of product sales	1,661,189	1,269,448	3,151,026	2,261,815
Operating expenses:
Third parties	98,162	97,825	184,896	182,955
Related party	37,101	36,801	76,033	71,910
Total operating expenses	135,263	134,626	260,929	254,865
General and administrative expenses:
Third parties	9,775	10,084	17,793	19,119
Related party	13,360	16,035	32,529	32,983
Total general and administrative expenses	23,135	26,119	50,322	52,102
Depreciation and amortization expense	45,576	41,640	90,257	81,936
Asset impairment loss	249,646	—	249,646	—
Goodwill impairment loss	22,132	—	22,132	—
Gain on legal settlement	(28,738)	—	(28,738)	—
Total costs and expenses	2,108,203	1,471,833	3,795,574	2,650,718
Operating (loss) income	(206,298)	117,351	(157,977)	173,082
Equity in earnings of joint venture	2,381	2,010	4,767	4,398
Interest expense, net	(23,820)	(20,622)	(46,170)	(41,079)
Other expense, net	(2,812)	(967)	(1,444)	(6,466)
(Loss) income before income tax expense	(230,549)	97,772	(200,824)	129,935
Income tax expense	16,261	5,167	19,732	8,814
Net (loss) income	(246,810)	92,605	(220,556)	121,121
Less net (loss) income attributable to noncontrolling interest	(73)	6	(170)	20
Net (loss) income attributable to NuStar Energy L.P.	$(246,737)	$92,599	$(220,386)	$121,101
Net (loss) income per unit applicable to limited partners (Note 12)	$(3.56)	$1.27	$(3.33)	$1.57
Weighted-average limited partner units outstanding	70,756,078	64,610,549	70,756,078	64,610,549

Comprehensive (loss) income	$(254,001)	$59,999	$(264,773)	$100,498
Less comprehensive (loss) income attributable to noncontrolling interest	(308)	(821)	714	(255)
Comprehensive (loss) income attributable to NuStar Energy L.P.	$(253,693)	$60,820	$(265,487)	$100,753

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(220,556)	$121,121
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	90,257	81,936
Amortization of debt related items	(4,652)	(4,690)
Asset and goodwill impairment loss	271,778	—
Gain on legal settlement	(28,738)	—
Deferred income tax expense	5,054	1,487
Equity in earnings of joint venture	(4,767)	(4,398)
Distributions of equity in earnings of joint venture	3,266	6,729
Changes in current assets and current liabilities (Note 13)	(76,088)	(201,736)
Other, net	(3,436)	1,375
Net cash provided by operating activities	32,118	1,824
Cash Flows from Investing Activities:
Reliability capital expenditures	(12,718)	(20,573)
Strategic capital expenditures	(198,421)	(135,821)
Acquisitions	—	(100,448)
Investment in other long-term assets	(2,286)	(5,580)
Proceeds from sale or disposition of assets	31,006	289
Net cash used in investing activities	(182,419)	(262,133)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	1,361,798	585,764
Proceeds from short-term debt borrowings	71,880	31,600
Proceeds from senior note offering, net of issuance costs	247,408	—
Long-term debt repayments	(1,259,878)	(225,993)
Short-term debt repayments	(71,880)	(31,600)
Distributions to unitholders and general partner	(178,152)	(159,232)
(Payments for) proceeds from termination of interest rate swaps	(5,678)	9,112
Other, net	(408)	(2,811)
Net cash provided by financing activities	165,090	206,840
Effect of foreign exchange rate changes on cash	1,861	1,224
Net increase (decrease) in cash and cash equivalents	16,650	(52,245)
Cash and cash equivalents as of the beginning of the period	17,497	181,121
Cash and cash equivalents as of the end of the period	$34,147	$128,876
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 16.2% total interest in us as of June 30, 2012.
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
These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2012 and 2011 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

2. ASSETS HELD FOR SALE AND ASSET IMPAIRMENTS

Asphalt Operations. On July 3, 2012, we entered into an agreement with an affiliate of Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm, to create a joint venture that will own and operate NuStar Energy’s asphalt refining assets, including the asphalt refineries located in Paulsboro, New Jersey and Savannah, Georgia (collectively, the Asphalt Operations). NuStar Energy and Lindsay Goldberg will each have a 50% voting interest in NuStar Asphalt LLC (Asphalt JV), currently a wholly owned subsidiary of NuStar Energy, which was formed for the purpose of entering into this joint venture and which will own all the assets of the Asphalt Operations. Lindsay Goldberg will pay $175.0 million for the Class A equity interests (Class A Interests) of Asphalt JV, while we will retain the Class B equity interests (Class B Interests) of Asphalt JV. The Class A Interests will have a distribution preference over the Class B Interests, as well as a liquidation preference.

At the time of closing, Asphalt JV will purchase the inventory of the Asphalt Operations from NuStar Energy at market prices. Asphalt JV intends to fund the purchase of those inventories with proceeds from borrowings under a third-party asset-based revolving credit facility (Third-Party Financing) and an unsecured revolving credit facility provided by NuStar Energy (NuStar Facility). The NuStar Facility will also be available to fund working capital needs of Asphalt JV in an aggregate principal amount not to exceed $250.0 million for a term of seven years. In addition, during the term of the NuStar Facility, NuStar Energy has agreed to provide guarantees or credit support, as applicable, of up to $150.0 million for operating contracts assumed by Asphalt JV related to the Asphalt Operations. NuStar Energy also expects to enter into an administrative services agreement, a terminal lease agreement and a crude oil supply agreement with Asphalt JV.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

This transaction is expected to close in the third quarter of 2012, subject to the consummation of the Third-Party Financing and the NuStar Facility, as well as the satisfaction of certain other customary closing conditions, such as regulatory approval. Upon closing, we expect to deconsolidate Asphalt JV and prospectively report our remaining investment in Asphalt JV using the equity method of accounting. Therefore, as of June 30, 2012, we have presented the assets related to the Asphalt Operations as “Assets held for sale” on the consolidated balance sheet. Because of our expected continued involvement with Asphalt JV discussed above, we have not presented the results of operations for the Asphalt Operations as discontinued operations.

Asset Impairments. In connection with our expected sale of 50% of Asphalt JV, we evaluated the goodwill and other long-lived assets associated with the Asphalt Operations for potential impairment. As of June 30, 2012, we estimated the fair value of the Asphalt Operations reporting unit as the sum of (i) the purchase price to be paid by Lindsay Goldberg for the Class A Interests of Asphalt JV, (ii) the fair value of the Class B Interests of Asphalt JV that we would retain and (iii) the fair value of the working capital, primarily inventory. We determined the fair value of the Class B Interests using a combination of estimated discounted future cash flows and a pricing model. The fair value of the working capital was based on estimated current market prices. The estimated fair value of the Asphalt Operations reporting unit was less than its carrying value, which resulted in the recognition of a goodwill impairment loss of $22.1 million in the second quarter of 2012. In addition, in the second quarter of 2012, we recorded an asset impairment loss of $244.2 million in order to write-down the carrying value of long-lived assets related to the Asphalt Operations, including fixed assets, intangible assets and other long-term assets to their estimated fair value. The goodwill impairment loss and the asset impairment loss related to the Asphalt Operations is reported in the asphalt and fuels marketing segment.

In the second quarter of 2012, we reduced the carrying value of the fixed assets of one of our refined product terminals to its estimated fair value and recorded an asset impairment loss of $2.1 million. The impairment loss resulted from changing market conditions that reduced the estimated cash flows for that terminal. The impairment loss associated with this refined product terminal was reported in the storage segment. In addition, we recorded an asset impairment loss of $3.3 million in the second quarter of 2012 in order to reduce the carrying value of certain corporate assets we intend to sell to their estimated sales price.

The total asset impairment loss consisted of the following:

Three and Six Months Ended June 30, 2012
(Thousands of Dollars)
Asphalt Operations
Property, plant and equipment, net	$232,759
Intangible assets, net	6,564
Other long-term assets, net	4,902
Asset impairment loss	244,225

Other
Property, plant and equipment, net	5,421
Total asset impairment loss	$249,646

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets Held for Sale. As of June 30, 2012, we reclassified the assets of the Asphalt Operations and certain corporate assets we intend to sell as “Assets held for sale” on the consolidated balance sheet. The total assets held for sale consisted of the following:

June 30, 2012
(Thousands of Dollars)
Asphalt Operations
Inventories	$410,977
Other current assets	135
Property, plant and equipment, net	204,946
Other long-term assets, net	22,054
Assets held for sale	638,112

Other
Property, plant and equipment, net	2,847
Total assets held for sale	$640,959

3. DISPOSITIONS

On April 16, 2012, we sold five terminals in Georgia and Alabama with an aggregate storage capacity of 1.8 million barrels for total proceeds of $30.8 million.

4. INVENTORIES

Inventories consisted of the following:

	June 30, 2012	December 31, 2011
	(Thousands of Dollars)
Crude oil	$23,013	$157,297
Finished products	223,608	421,288
Materials and supplies	6,989	9,200
Total	$253,610	$587,785

5. DEBT

Revolving Credit Agreements
On May 2, 2012, NuStar Logistics replaced the $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement) with a new $1.5 billion five-year revolving credit agreement (the 2012 Revolving Credit Agreement), which includes the ability to borrow up to the equivalent of $250.0 million in Euros. NuStar Logistics used borrowings of $588.6 million under the 2012 Revolving Credit Agreement and cash on hand to repay in full the balance on the 2007 Revolving Credit Agreement. Obligations under the 2012 Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. NuPOP will be released from its guarantee of the 2012 Revolving Credit Agreement when it no longer guarantees NuStar Logistics public debt instruments.

The 2012 Revolving Credit Agreement contains customary restrictive covenants, including requiring us to maintain, as of the end of each rolling period, consisting of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2012 Revolving Credit Agreement) not to exceed 5.00-to-1.00; provided, for the rolling period ending June 30th of each year, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00. Moreover, if we consummate an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00 for two rolling periods.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On June 29, 2012, we amended the 2012 Revolving Credit Agreement to permit unlimited investments in joint ventures and unconsolidated subsidiaries, provided that no default exists, and to modify the consolidated debt coverage ratio to include up to 20% of cash distributions for such joint ventures and unconsolidated subsidiaries (the Amendment). In addition, the Amendment provides that we will be in compliance with the consolidated debt coverage ratio as long as it does not exceed 6.50-to-1.00 for the rolling period ended June 30, 2012 or 6.00-to-1.00 for the rolling period ending September 30, 2012. However, the consolidated debt coverage ratio will revert to a maximum of 5.00-to-1.00 for any four consecutive quarters, if our Asphalt Operations are owned by an unconsolidated joint venture. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the 2012 Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of June 30, 2012, our consolidated debt coverage ratio was 6.0x, and we had $668.4 million available for borrowing.

During the six months ended June 30, 2012, we borrowed an aggregate $1,332.9 million under our revolving credit agreements to fund working capital requirements, our capital expenditures and distributions. Additionally, we repaid $1,009.9 million during the six months ended June 30, 2012 under our revolving credit agreements. These borrowings and repayments include borrowings under the 2012 Revolving Credit Agreement to pay down the 2007 Revolving Credit Agreement.

The 2012 Revolving Credit Agreement bears interest, at our option, based on either an alternative base rate or a LIBOR-based rate. The interest rate on the 2012 Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or subsequently upgraded) by certain credit rating agencies. As of June 30, 2012, our weighted average borrowing interest rate was 1.9%.

UK Term Loan
On June 29, 2012, our UK subsidiary, NuStar Terminals Limited, amended the £21.0 million amended and restated term loan agreement (the UK Term Loan) to be consistent with the covenant terms of the 2012 Revolving Credit Agreement. As a result of this amendment to the UK Term Loan, the covenants and ratios of the UK Term Loan are substantially the same as the 2012 Revolving Credit Agreement, as amended.

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

Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, Louisiana issued, pursuant to the Gulf Opportunity Zone Act of 2005, tax-exempt revenue bonds (GoZone Bonds) associated with our St. James terminal expansions. The GoZone Bonds bear interest based on a weekly tax-exempt bond market interest rate, and we pay interest monthly. The interest rate was 0.2% as of June 30, 2012. The proceeds are deposited with a trustee and disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansions. We include the amount remaining in trust related to the GoZone Bonds in “Other long-term assets, net,” and the amount of bonds issued in “Long-term debt, less current portion” on the consolidated balance sheets. For the six months ended June 30, 2012, we received $34.5 million from the trustee. As of June 30, 2012, the amount remaining in trust totaled $138.9 million.

Subsequent Events
NuStar Logistics’ 6.875% Senior Notes. In July 2012, we repaid the $100.0 million of 6.875% senior notes due July 15, 2012 with borrowings under our 2012 Revolving Credit Agreement. As the senior notes were refinanced using long-term debt, the $100.0 million principal balance was moved from “Current portion of long-term debt” to “Long-term debt, less current portion” in our consolidated balance sheet as of June 30, 2012.

Line of Credit. On July 2, 2012, our short-term line of credit that had an uncommitted borrowing capacity of up to $20.0 million was terminated. During the six months ended June 30, 2012, we borrowed and repaid $71.9 million related to this line of credit.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit Ratings. The interest rates on the 2012 Revolving Credit Agreement and NuStar Logistics’ $350.0 million of 7.65% senior notes are subject to adjustment if our debt rating is downgraded (or subsequently upgraded) by certain credit rating agencies. In July 2012, Standard & Poor’s lowered our credit rating to BB+ from BBB- and revised the outlook to Stable. The interest rates applicable to the 2012 Revolving Credit Agreement do not adjust unless both Moody’s and Standard & Poor’s change their ratings. However, the downgrade by Standard & Poor’s caused the interest rate on NuStar Logistics’ $350.0 million of 7.65% senior notes to increase by 0.25%. This downgrade may also require us to provide additional credit support for certain contracts.

6. COMMITMENTS AND CONTINGENCIES

Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments, as discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of June 30, 2012, we have accrued $13.3 million for contingent losses. The amount that will ultimately be paid related to these matters may differ from the recorded accruals, and the timing of such payments is uncertain.

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the United States Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to us indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. We reached an agreement to settle the claims of the United States government with respect to the Otis AFB pipeline and to resolve the underlying dispute between Kaneb and Grace. The settlement was approved by the United States Bankruptcy Court for the District of Delaware and a consent decree was entered by the United States District Court for the District of Massachusetts. Pursuant to the terms of the settlement, we paid approximately $13.1 million to the United States government in July 2012 and received releases of claims from various private parties and a covenant not to sue from the United States government. In connection with the settlement, we recognized a gain of $28.7 million during the second quarter of 2012.

Other
We are a party to additional claims and legal proceedings arising in the ordinary course of business. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

7. FAIR VALUE MEASUREMENTS

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recurring Fair Value Measurements
Product Imbalances. We value our assets and liabilities related to product imbalances using quoted market prices in active markets as of the reporting date.

Interest Rate Swaps. We estimate the fair value of both our fixed-to-floating and forward-starting interest rate swaps using discounted cash flows, which use observable inputs such as time to maturity and market interest rates.

Commodity Derivatives. We base the fair value of certain of our commodity derivative instruments on quoted prices on an exchange; accordingly, we include these in Level 1 of the fair value hierarchy. We also have derivative instruments for which we determine fair value using industry pricing services and other observable inputs, such as quoted prices on an exchange for similar derivative instruments. Therefore, we include these derivative instruments in Level 2 of the fair value hierarchy. We have consistently applied these valuation techniques in all periods presented. See Note 8. Derivatives and Risk Management Activities for a discussion of our derivative instruments.
The following assets and liabilities are measured at fair value:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$448	$—	$—	$448
Commodity derivatives	44,605	1,270	—	45,875
Other long-term assets, net:
Commodity derivatives	—	9,096	—	9,096
Accrued liabilities:
Product imbalances	(450)	—	—	(450)
Commodity derivatives	(26,790)	(10,347)	—	(37,137)
Interest rate swaps	—	(37,291)	—	(37,291)
Other long-term liabilities:
Commodity derivatives	—	(1,345)	—	(1,345)
Total	$17,813	$(38,617)	$—	$(20,804)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$2,117	$—	$—	$2,117
Commodity derivatives	10,282	1,830	—	12,112
Other long-term assets, net:
Commodity derivatives	—	27,084	—	27,084
Interest rate swaps	—	2,335	—	2,335
Accrued liabilities:
Product imbalances	(1,469)	—	—	(1,469)
Commodity derivatives	(5,424)	—	—	(5,424)
Interest rate swaps	—	(22,009)	—	(22,009)
Other long-term liabilities:
Interest rate swaps	—	(27,190)	—	(27,190)
Total	$5,506	$(17,950)	$—	$(12,444)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-recurring Fair Value Measurements
The following assets are measured at fair value on a non-recurring basis:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Long-lived assets held for sale - Asphalt Operations	—	—	$227,000	$227,000
Long-lived assets held for sale - other	—	—	$2,847	$2,847

We estimated the fair value of the long-lived assets associated with our Asphalt Operations reporting unit as the sum of the purchase price to be paid by Lindsay Goldberg for the Class A Interests of Asphalt JV and the fair value of the Class B Interests of Asphalt JV that we would retain. We determined the fair value of the Class B Interests using a combination of valuation methods, including an income approach method, a market approach method and an option model. The significant inputs used in the income approach method include estimated future cash flows and a discount rate equal to the estimated weighted average cost of capital of 14.0%. Inputs used in the market approach method include observable multiples applied to key financial statistics derived from peer companies. Inputs to the option model include an underlying asset value, a five-year expected date of liquidity, a discount rate of 0.7%, an expected volatility of 62.0% and exercise prices consistent with the distribution and liquidation rights for the Class A Interests and Class B Interests. The other long-lived assets held for sale in the table above represent certain corporate assets that we wrote down to their estimated sales price. See Note 2. Assets Held for Sale and Asset Impairments for additional discussion on our plan to sell 50% of the Asphalt Operations.

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and debt in our consolidated balance sheets at their carrying amount.
The fair values of these financial instruments, except for debt, approximate their carrying amounts. The estimated fair value and carrying amount of our debt was as follows:

	June 30, 2012	December 31, 2011
	(Thousands of Dollars)
Fair value	$2,648,915	$2,377,565
Carrying amount	$2,624,868	$2,293,030

We estimated the fair value of our publicly-traded senior notes based upon quoted prices in active markets; therefore, we determined the fair value of our publicly traded senior notes falls in Level 1 of the fair value hierarchy. For our other debt, for which a quoted market price is not available, we estimated the fair value using a discounted cash flow analysis using current incremental borrowing rates for similar types of borrowing arrangements and determined the fair value falls in Level 2 of the fair value hierarchy.

8. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES

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
Interest Rate Risk
We are a party to certain interest rate swap agreements to manage our exposure to changes in interest rates. We entered into fixed-to-floating interest rate swap agreements associated with a portion of our fixed-rate senior notes. During the six months ended June 30, 2012, we entered into and terminated fixed-to-floating interest rate swap agreements with an aggregate notional amount of $200.0 million related to the 4.75% senior notes issued on February 2, 2012. Under the terms of these interest rate swap agreements, we received a fixed 4.75% and paid a variable rate based on one month USD LIBOR plus a percentage that varied with each agreement. We also terminated fixed-to-floating interest rate swap agreements with an aggregate notional amount of $270.0 million associated with our 4.80% senior notes. We received $19.7 million in connection with the terminations, which we are amortizing into “Interest expense, net” over the remaining lives of the 4.80% and 4.75% senior

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

notes. We had no fixed-to-floating interest rate swaps as of June 30, 2012, and the total aggregate notional amount of the fixed-to-floating interest rate swaps was $270.0 million as of December 31, 2011.

We are also a party to forward-starting interest rate swap agreements related to forecasted probable debt issuances. We entered into these swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. These swaps are designated and qualify as cash flow hedges. In connection with the issuance of the 4.75% senior notes on February 2, 2012, we terminated forward-starting interest rate swap agreements with an aggregate notional amount of $225.0 million. We paid $25.4 million in connection with the terminations, which is being amortized into “Interest expense, net” over the life of the 4.75% senior notes. The termination payment is included in cash flows from financing activities on the consolidated statements of cash flows. As of June 30, 2012 and December 31, 2011, the total aggregate notional amount of the forward-starting interest rate swaps was $275.0 million and $500.0 million, respectively.

Commodity Price Risk
We are exposed to market risks related to the volatility of crude oil and refined product prices. In order to reduce the risk of commodity price fluctuations with respect to our crude oil and finished product inventories and related firm commitments to purchase and/or sell such inventories, we utilize commodity futures and swap contracts, which qualify and we designated them as fair value hedges.

We also enter into commodity swap contracts to hedge the price risk associated with the San Antonio refinery. These contracts fix the purchase price of crude oil and sales prices of refined products for a portion of the expected production of the San Antonio refinery, thereby attempting to mitigate the risk of volatility of future cash flows associated with hedged volumes. These contracts qualify and we designated them as cash flow hedges. During the second quarter of 2012, we reduced the hedged volumes of the expected production of the San Antonio refinery, thereby exposing us to additional price risk.

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

The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short positions on an absolute basis, which totaled 32.0 million barrels and 27.8 million barrels as of June 30, 2012 and December 31, 2011, respectively.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Commodity contracts	Other current assets	$5,776	$36,116	$(5,010)	$(33,616)
Commodity contracts	Other long-term assets, net	36,782	86,052	(27,220)	(66,175)
Interest rate swaps	Other long-term assets, net	—	2,335	—	—
Commodity contracts	Accrued liabilities	35,863	—	(50,514)	—
Interest rate swaps	Accrued liabilities	—	—	(37,291)	(22,009)
Commodity contracts	Other long-term liabilities	9,652	—	(16,496)	—
Interest rate swaps	Other long-term liabilities	—	—	—	(27,190)
Total		88,073	124,503	(136,531)	(148,990)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	91,480	15,568	(46,371)	(5,956)
Commodity contracts	Other long-term assets, net	13,921	7,207	(14,387)	—
Commodity contracts	Accrued liabilities	32,997	519	(55,483)	(5,943)
Commodity contracts	Other long-term liabilities	20,279	—	(14,780)	—
Total		158,677	23,294	(131,021)	(11,899)

Total Derivatives		$246,750	$147,797	$(267,552)	$(160,889)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The earnings impact of our derivative activity was as follows:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Three months ended June 30, 2012:
Interest rate swaps	Interest expense, net	$(19,573)	$19,573	$—
Commodity contracts	Cost of product sales	5,222	(5,837)	(615)
Total		$(14,351)	$13,736	$(615)

Three months ended June 30, 2011
Interest rate swaps	Interest expense, net	$14,528	$(14,812)	$(284)
Commodity contracts	Cost of product sales	1,002	(1,650)	(648)
Total		$15,530	$(16,462)	$(932)

Six months ended June 30, 2012:
Interest rate swaps	Interest expense, net	$(17,345)	$17,345	$—
Commodity contracts	Cost of product sales	2,635	(3,447)	(812)
Total		$(14,710)	$13,898	$(812)

Six months ended June 30, 2011:
Interest rate swaps	Interest expense, net	$8,614	$(8,852)	$(238)
Commodity contracts	Cost of product sales	(11,064)	10,720	(344)
Total		$(2,450)	$1,868	$(582)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Income Statement Location (a)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Thousands of Dollars)		(Thousands of Dollars)
Three months ended June 30, 2012:
Interest rate swaps	$(16,749)	Interest expense, net	$(629)	$—
Commodity contracts	4,461	Cost of product sales	(8,518)	—
Total	$(12,288)		$(9,147)	$—

Three months ended June 30, 2011
Interest rate swaps	$(15,708)	Interest expense, net	$—	$—
Commodity contracts	(16,454)	Cost of product sales	(1,225)	—
Total	$(32,162)		$(1,225)	$—

Six months ended June 30, 2012:
Interest rate swaps	$(13,451)	Interest expense, net	$(1,052)	$—
Commodity contracts	(52,660)	Cost of product sales	(15,862)	4,010
Total	$(66,111)		$(16,914)	$4,010

Six months ended June 30, 2011:
Interest rate swaps	$(12,830)	Interest expense, net	$—	$—
Commodity contracts	(16,454)	Cost of product sales	(1,225)	—
Total	$(29,284)		$(1,225)	$—

(a)
Amounts are included in specified location for both the gain (loss) reclassified from accumulated other comprehensive income (OCI) into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion).

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Three months ended June 30, 2012:
Commodity contracts	Revenues	$(8,164)
Commodity contracts	Cost of product sales	28,255
		$20,091

Three months ended June 30, 2011
Commodity contracts	Revenues	$(29)
Commodity contracts	Cost of product sales	4,462
		$4,433

Six months ended June 30, 2012:
Commodity contracts	Revenues	$(7,654)
Commodity contracts	Cost of product sales	23,937
		$16,283

Six months ended June 30, 2011:
Commodity contracts	Revenues	$235
Commodity contracts	Cost of product sales	(11,167)
Commodity contracts	Operating expenses	46
		$(10,886)

For derivatives designated as cash flow hedging instruments, once a hedged transaction occurs, we reclassify the effective portion from accumulated OCI to “Cost of product sales” or “Interest expense, net.” As of June 30, 2012, we expect to reclassify a loss of $9.1 million to “Cost of product sales” and a loss of $2.5 million to “Interest expense, net” within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows is approximately three years for our commodity contracts and one year for our forward-starting interest rate swaps.

9. RELATED PARTY TRANSACTIONS

Our operations are managed by NuStar GP, LLC, the general partner of our general partner. Under a services agreement between NuStar Energy and NuStar GP, LLC, employees of NuStar GP, LLC perform services for our United States operations. Certain of our wholly owned subsidiaries employ persons who perform services for our international operations. Employees of NuStar GP, LLC provide services to both NuStar Energy and NuStar GP Holdings; therefore, we reimburse NuStar GP, LLC for all costs related to its employees, other than costs associated with NuStar GP Holdings. Related party revenues result from storage agreements between our Turkey subsidiary and the noncontrolling shareholder.

The following table summarizes information pertaining to related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Thousands of Dollars)
Revenues	$788	$407	$1,485	$537
Operating expenses	$37,101	$36,801	$76,033	$71,910
General and administrative expenses	$13,360	$16,035	$32,529	$32,983

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We had a payable to NuStar GP, LLC of $17.6 million and $6.7 million as of June 30, 2012 and December 31, 2011, respectively, with both amounts representing payroll, employee benefit plan expenses and unit-based compensation. We also had a long-term payable to NuStar GP, LLC as of June 30, 2012 and December 31, 2011 of $15.1 million and $14.5 million, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits.

10. OTHER EXPENSE

Other expense, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Thousands of Dollars)
Storage agreement early termination costs	$—	$—	—	(5,000)
Foreign exchange (losses) gains	(2,878)	34	(2,498)	(576)
Other, net	66	(1,001)	1,054	(890)
Other expense, net	$(2,812)	$(967)	$(1,444)	$(6,466)

For the six months ended June 30, 2011, “Other expense, net” included $5.0 million in costs associated with the early termination of a third-party storage agreement at our Paulsboro, New Jersey asphalt refinery.

11. PARTNERS’ EQUITY

Partners’ Equity Activity
The following table summarizes changes in the carrying amount of equity attributable to NuStar Energy L.P. partners and noncontrolling interest:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity
	(Thousands of Dollars)
Beginning balance	$2,751,062	$13,156	$2,764,218	$2,663,017	$15,566	$2,678,583
Net (loss) income	(246,737)	(73)	(246,810)	92,599	6	92,605
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,815)	(235)	(4,050)	(842)	(827)	(1,669)
Net unrealized loss on cash flow hedges	(12,288)	—	(12,288)	(32,162)	—	(32,162)
Net loss reclassified into income on cash flow hedges	9,147	—	9,147	1,225	—	1,225
Total other comprehensive (loss) income	(6,956)	(235)	(7,191)	(31,779)	(827)	(32,606)
Cash distributions to partners	(89,076)	—	(89,076)	(79,616)	—	(79,616)
Other	(24)	—	(24)	—	—	—
Ending balance	$2,408,269	$12,848	$2,421,117	$2,644,221	$14,745	$2,658,966

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity
	(Thousands of Dollars)
Beginning balance	$2,852,201	$12,134	$2,864,335	$2,702,700	$—	$2,702,700
Acquisition	—	—	—	—	15,000	15,000
Net (loss) income	(220,386)	(170)	(220,556)	121,101	20	121,121
Other comprehensive (loss) income:
Foreign currency translation adjustment	4,096	884	4,980	7,711	(275)	7,436
Net unrealized loss on cash flow hedges	(66,111)	—	(66,111)	(29,284)	—	(29,284)
Net loss reclassified into income on cash flow hedges	16,914	—	16,914	1,225	—	1,225
Total other comprehensive (loss) income	(45,101)	884	(44,217)	(20,348)	(275)	(20,623)
Cash distributions to partners	(178,152)	—	(178,152)	(159,232)	—	(159,232)
Other	(293)	—	(293)	—	—	—
Ending balance	$2,408,269	$12,848	$2,421,117	$2,644,221	$14,745	$2,658,966

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Thousands of Dollars)
Net (loss) income attributable to NuStar Energy L.P.	$(246,737)	$92,599	$(220,386)	$121,101
Less general partner incentive distribution	9,816	8,963	19,632	17,531
Net (loss) income after general partner incentive distribution	(256,553)	83,636	(240,018)	103,570
General partner interest	2%	2%	2%	2%
General partner allocation of net (loss) income after general partner incentive distribution	(5,131)	1,673	(4,800)	2,071
General partner incentive distribution	9,816	8,963	19,632	17,531
Net income applicable to general partner	$4,685	$10,636	$14,832	$19,602

Cash Distributions
On May 11, 2012, we paid a quarterly cash distribution totaling $89.1 million, or $1.095 per unit, related to the first quarter of 2012. On July 27, 2012, we announced a quarterly cash distribution of $1.095 per unit related to the second quarter of 2012. This distribution will be paid on August 10, 2012 to unitholders of record on August 7, 2012 and will total $89.1 million.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,782	$1,627	$3,564	$3,219
General partner incentive distribution	9,816	8,963	19,632	17,531
Total general partner distribution	11,598	10,590	23,196	20,750
Limited partners’ distribution	77,478	70,749	154,956	140,205
Total cash distributions	$89,076	$81,339	$178,152	$160,955

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$2.190	$2.170

12. NET INCOME PER UNIT

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

The following table details the calculation of earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net (loss) income attributable to NuStar Energy L.P.	$(246,737)	$92,599	$(220,386)	$121,101
Less general partner distribution (including IDR)	11,598	10,590	23,196	20,750
Less limited partner distribution	77,478	70,749	154,956	140,205
Distributions (greater than) less than earnings	$(335,813)	$11,260	$(398,538)	$(39,854)

General partner earnings:
Distributions	$11,598	$10,590	$23,196	$20,750
Allocation of distributions (greater than) less than earnings (2%)	(6,717)	225	(7,972)	(798)
Total	$4,881	$10,815	$15,224	$19,952

Limited partner earnings:
Distributions	$77,478	$70,749	$154,956	$140,205
Allocation of distributions (greater than) less than earnings (98%)	(329,096)	11,035	(390,566)	(39,056)
Total	$(251,618)	$81,784	$(235,610)	$101,149

Weighted-average limited partner units outstanding	70,756,078	64,610,549	70,756,078	64,610,549

Net (loss) income per unit applicable to limited partners	$(3.56)	$1.27	$(3.33)	$1.57

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. STATEMENTS OF CASH FLOWS
Changes in current assets and current liabilities were as follows:

	Six Months Ended June 30,
	2012	2011
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$60,424	$(139,110)
Inventories	(76,778)	(239,766)
Income tax receivable	2,216	—
Other current assets	(43,458)	(17,759)
Increase (decrease) in current liabilities:
Accounts payable	(31,345)	202,229
Payable to related party	10,836	5,133
Accrued interest payable	(2,188)	11
Accrued liabilities	4,260	(16,068)
Taxes other than income tax	649	3,124
Income tax payable	(704)	470
Changes in current assets and current liabilities	$(76,088)	$(201,736)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable balance sheets due to the changes in assets held for sale being reflected in the line items to which the changes relate in the table above and and the effect of foreign currency translation.

Cash flows related to interest and income taxes were as follows:

	Six Months Ended June 30,
	2012	2011
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$55,639	$53,684
Cash paid for income taxes, net of tax refunds received	$15,265	$7,070

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. INCOME TAXES

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	June 30, 2012	December 31, 2011
	(Thousands of Dollars)
Deferred income tax assets:
Net operating losses	$18,000	$17,089
Environmental and legal reserves	4,675	14,822
Capital loss	672	1,044
Valuation allowance	(272)	(1,161)
Total deferred income tax assets	23,075	31,794

Deferred income tax liabilities:
Property, plant and equipment	(53,248)	(57,392)
Other	(1,423)	(698)
Total deferred income tax liabilities	(54,671)	(58,090)

Net deferred income tax liability	$(31,596)	$(26,296)

Reported on the Consolidated Balance Sheets as:
Deferred income tax asset	$—	$9,141
Deferred income tax liability	(31,596)	(35,437)
Net deferred income tax liability	$(31,596)	$(26,296)

Grace Energy Corporation Matter
In connection with the settlement of the Grace Energy Corporation matter, we recognized a pre-tax gain of $28.7 million within one of our taxable subsidiaries. As a result, we recorded related income tax expense of $10.1 million, resulting from the reduction of the related deferred income tax asset. See Note 6. Commitments and Contingencies for a discussion on the Grace Energy Corporation matter.

Canadian Income Tax Audit
During the second quarter of 2012, we recorded $1.0 million of additional income tax liability and $2.2 million of interest and penalties associated with an ongoing Canadian income tax audit for the years 2006 through 2011. We also recorded $1.3 million of Canadian withholding tax and $0.7 million of interest and penalties associated with the withholding tax liability related to interest payments made from our Canadian subsidiaries to a United States entity from 2003 to 2009. We believe that adequate provisions for uncertainties related to the Canadian audits have been reflected in the financial statements.

15. SEGMENT INFORMATION

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Thousands of Dollars)
Revenues:
Storage:
Third parties	$133,187	$127,646	$260,874	$252,899
Intersegment	18,818	11,491	35,863	22,883
Related party	788	407	1,485	537
Total storage	152,793	139,544	298,222	276,319
Transportation:
Third parties	74,607	71,562	152,368	144,572
Intersegment	1,011	—	1,011	—
Total transportation	75,618	71,562	153,379	144,572
Asphalt and fuels marketing:
Third parties	1,693,323	1,389,569	3,222,870	2,425,792
Intersegment	178	749	307	4,594
Total asphalt and fuels marketing	1,693,501	1,390,318	3,223,177	2,430,386
Consolidation and intersegment eliminations	(20,007)	(12,240)	(37,181)	(27,477)
Total revenues	$1,901,905	$1,589,184	$3,637,597	$2,823,800

Operating income:
Storage	$54,127	$42,848	$110,274	$91,544
Transportation	31,870	30,163	68,821	64,560
Asphalt and fuels marketing	(292,539)	72,153	(308,314)	72,271
Consolidation and intersegment eliminations	(25)	(110)	(26)	(45)
Total segment operating (loss) income	(206,567)	145,054	(129,245)	228,330
General and administrative expenses	(23,135)	(26,119)	(50,322)	(52,102)
Other depreciation and amortization expense	(2,039)	(1,584)	(3,853)	(3,146)
Other asset impairment loss	(3,295)	—	(3,295)	—
Gain on legal settlement	28,738	—	28,738	—
Total operating (loss) income	$(206,298)	$117,351	$(157,977)	$173,082

Total assets by reportable segment were as follows:

	June 30, 2012	December 31, 2011
	(Thousands of Dollars)
Storage	$2,599,600	$2,597,904
Transportation	1,304,160	1,251,474
Asphalt and fuels marketing	1,490,107	1,717,960
Total segment assets	5,393,867	5,567,338
Other partnership assets	323,731	313,852
Total consolidated assets	$5,717,598	$5,881,190

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

Condensed Consolidating Balance Sheets
June 30, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$200	$10	$—	$33,937	$—	$34,147
Receivables, net	—	67,205	5,258	452,598	(37,496)	487,565
Inventories	—	2,600	1,917	249,118	(25)	253,610
Income tax receivable	—	—	—	1,952	—	1,952
Other current assets	—	13,612	603	71,657	—	85,872
Assets held for sale	—	2,847	—	638,112	—	640,959
Intercompany receivable	—	1,175,398	567,747	—	(1,743,145)	—
Total current assets	200	1,261,672	575,525	1,447,374	(1,780,666)	1,504,105
Property, plant and equipment, net	—	1,270,143	590,411	1,218,877	—	3,079,431
Intangible assets, net	—	1,941	—	26,285	—	28,226
Goodwill	—	18,094	170,652	633,955	—	822,701
Investment in wholly owned subsidiaries	2,988,453	(108,393)	1,214,739	2,298,588	(6,393,387)	—
Investment in joint venture	—	—	—	68,188	—	68,188
Deferred income tax asset	—	—	—	—	—	—
Other long-term assets, net	496	162,050	26,329	26,072	—	214,947
Total assets	$2,989,149	$2,605,507	$2,577,656	$5,719,339	$(8,174,053)	$5,717,598
Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$232,860	$252,092	$32,928	$—	$517,880
Payables	59	45,965	20,040	412,221	(37,496)	440,789
Accrued interest payable	—	26,408	1,224	13	—	27,645
Accrued liabilities	606	46,672	2,562	69,928	—	119,768
Taxes other than income tax	—	5,805	2,892	5,638	—	14,335
Income tax payable	—	133	—	2,384	—	2,517
Intercompany payable	507,707	—	—	1,235,438	(1,743,145)	—
Total current liabilities	508,372	357,843	278,810	1,758,550	(1,780,641)	1,122,934
Long-term debt, less current portion	—	2,106,988	—	—	—	2,106,988
Long-term payable to related party	—	8,673	—	6,468	—	15,141
Deferred income tax liability	—	—	—	31,596	—	31,596
Other long-term liabilities	—	2,790	239	16,793	—	19,822
Total partners’ equity	2,480,777	129,213	2,298,607	3,905,932	(6,393,412)	2,421,117
Total liabilities and partners’ equity	$2,989,149	$2,605,507	$2,577,656	$5,719,339	$(8,174,053)	$5,717,598

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive (Loss) Income
For the Three Months Ended June 30, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$83,835	$45,191	$1,781,558	$(8,679)	$1,901,905
Costs and expenses	385	51,364	31,739	2,033,428	(8,713)	2,108,203
Operating (loss) income	(385)	32,471	13,452	(251,870)	34	(206,298)
Equity in earnings of subsidiaries	(246,352)	(303,735)	36,613	45,770	467,704	—
Equity in earnings of joint venture	—	—	—	2,381	—	2,381
Interest expense, net	—	(20,685)	(2,828)	(307)	—	(23,820)
Other income, net	—	103	(109)	(2,806)	—	(2,812)
Income (loss) before income tax expense	(246,737)	(291,846)	47,128	(206,832)	467,738	(230,549)
Income tax expense	—	51	1,328	14,882	—	16,261
Net income (loss)	(246,737)	(291,897)	45,800	(221,714)	467,738	(246,810)
Less net loss attributable to noncontrolling interest	—	—	—	(73)	—	(73)
Net income (loss) attributable to NuStar Energy L.P.	$(246,737)	$(291,897)	$45,800	$(221,641)	$467,738	$(246,737)

Comprehensive income (loss)	$(246,737)	$(308,017)	$45,800	$(212,785)	$467,738	$(254,001)
Less comprehensive income attributable to noncontrolling interest	—	—	—	(308)	—	(308)
Comprehensive income (loss) attributable to NuStar Energy L.P.	$(246,737)	$(308,017)	$45,800	$(212,477)	$467,738	$(253,693)

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended June 30, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$67,771	$40,102	$1,486,632	$(5,321)	$1,589,184
Costs and expenses	386	43,059	30,606	1,402,737	(4,955)	1,471,833
Operating (loss) income	(386)	24,712	9,496	83,895	(366)	117,351
Equity in earnings of subsidiaries	92,985	51,532	28,143	47,293	(219,953)	—
Equity in earnings of joint venture	—	—	—	2,010	—	2,010
Interest expense, net	—	(14,236)	(5,759)	(627)	—	(20,622)
Other income (loss), net	—	126	6	(1,099)	—	(967)
Income (loss) before income tax expense	92,599	62,134	31,886	131,472	(220,319)	97,772
Income tax expense	—	664	—	4,503	—	5,167
Net income (loss)	92,599	61,470	31,886	126,969	(220,319)	92,605
Less net income attributable to noncontrolling interest	—	—	—	6	—	6
Net income (loss) attributable to NuStar Energy L.P.	$92,599	$61,470	$31,886	$126,963	$(220,319)	$92,599

Comprehensive income (loss)	$92,599	$45,762	$31,886	$110,071	$(220,319)	$59,999
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(821)	—	(821)
Comprehensive income (loss) attributable to NuStar Energy L.P.	$92,599	$45,762	$31,886	$110,892	$(220,319)	$60,820

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive (Loss) Income
For the Six Months Ended June 30, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$164,056	$94,283	$3,394,161	$(14,903)	$3,637,597
Costs and expenses	820	97,738	66,696	3,645,254	(14,934)	3,795,574
Operating (loss) income	(820)	66,318	27,587	(251,093)	31	(157,977)
Equity in earnings of subsidiaries	(219,566)	(328,906)	62,518	81,827	404,127	—
Equity in earnings of joint venture	—	—	—	4,767	—	4,767
Interest expense, net	—	(38,763)	(6,999)	(408)	—	(46,170)
Other income, net	—	292	73	(1,809)	—	(1,444)
Income (loss) before income tax expense	(220,386)	(301,059)	83,179	(166,716)	404,158	(200,824)
Income tax expense	—	141	1,330	18,261	—	19,732
Net income (loss)	(220,386)	(301,200)	81,849	(184,977)	404,158	(220,556)
Less net loss attributable to noncontrolling interest	—	—	—	(170)	—	(170)
Net income (loss) attributable to NuStar Energy L.P.	$(220,386)	$(301,200)	$81,849	$(184,807)	$404,158	$(220,386)

Comprehensive income (loss)	$(220,386)	$(313,599)	$81,849	$(216,795)	$404,158	$(264,773)
Less comprehensive income attributable to noncontrolling interest	—	—	—	714	—	714
Comprehensive income (loss) attributable to NuStar Energy L.P.	$(220,386)	$(313,599)	$81,849	$(217,509)	$404,158	$(265,487)

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Six Months Ended June 30, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$133,929	$90,449	$2,616,938	$(17,516)	$2,823,800
Costs and expenses	801	86,331	66,579	2,514,606	(17,599)	2,650,718
Operating (loss) income	(801)	47,598	23,870	102,332	83	173,082
Equity in earnings of subsidiaries	121,902	34,542	56,663	95,838	(308,945)	—
Equity in earnings of joint venture	—	—	—	4,398	—	4,398
Interest expense, net	—	(28,024)	(11,551)	(1,504)	—	(41,079)
Other income (loss), net	—	183	19	(6,668)	—	(6,466)
Income (loss) before income tax expense	121,101	54,299	69,001	194,396	(308,862)	129,935
Income tax expense	—	1,027	—	7,787	—	8,814
Net income (loss)	121,101	53,272	69,001	186,609	(308,862)	121,121
Less net income attributable to noncontrolling interest	—	—	—	20	—	20
Net income (loss) attributable to NuStar Energy L.P.	$121,101	$53,272	$69,001	$186,589	$(308,862)	$121,101

Comprehensive income (loss)	$121,101	$40,442	$69,001	$178,816	$(308,862)	$100,498
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(255)	—	(255)
Comprehensive income (loss) attributable to NuStar Energy L.P.	$121,101	$40,442	$69,001	$179,071	$(308,862)	$100,753

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$177,042	$25,107	$45,687	$(30,157)	$(185,561)	$32,118
Cash flows from investing activities:
Capital expenditures	—	(153,890)	(7,745)	(49,504)	—	(211,139)
Acquisitions	—	—	—	—	—	—
Investment in other long-term assets	—	—	—	(2,286)	—	(2,286)
Proceeds from sale or disposition of assets	—	143	19	30,844	—	31,006
Net cash used in investing activities	—	(153,747)	(7,726)	(20,946)	—	(182,419)
Cash flows from financing activities:
Debt borrowings	—	1,433,678	—	—	—	1,433,678
Debt repayments	—	(1,081,758)	(250,000)	—	—	(1,331,758)
Senior note offering, net	—	247,408	—	—	—	247,408
Distributions to unitholders and general partner	(178,152)	(178,152)	—	(7,417)	185,569	(178,152)
Payments for termination of interest rate swaps	—	(5,678)	—	—	—	(5,678)
Net intercompany borrowings (repayments)	1,596	(283,646)	212,039	70,019	(8)	—
Other, net	(425)	(1,720)	—	1,737	—	(408)
Net cash provided by (used in) financing activities	(176,981)	130,132	(37,961)	64,339	185,561	165,090
Effect of foreign exchange rate changes on cash	—	(1,496)	—	3,357	—	1,861
Net (decrease) increase in cash and cash equivalents	61	(4)	—	16,593	—	16,650
Cash and cash equivalents as of the beginning of the period	139	14	—	17,344	—	17,497
Cash and cash equivalents as of the end of the period	$200	$10	$—	$33,937	$—	$34,147

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$158,188	$54,572	$18,441	$(70,129)	$(159,248)	$1,824
Cash flows from investing activities:
Capital expenditures	—	(99,307)	(1,802)	(55,285)	—	(156,394)
Acquisition	—	—	—	(100,448)	—	(100,448)
Investment in other long-term assets	—	—	—	(5,580)	—	(5,580)
Investment in subsidiaries	(57,300)	(47,869)	(56,727)	(56,727)	218,623	—
Proceeds from sale or disposition of assets	—	40	44	205	—	289
Net cash used in investing activities	(57,300)	(147,136)	(58,485)	(217,835)	218,623	(262,133)
Cash flows from financing activities:
Debt borrowings	—	617,364	—	—	—	617,364
Debt repayments	—	(257,593)	—	—	—	(257,593)
Distributions to unitholders and general partner	(159,232)	(159,232)	—	(16)	159,248	(159,232)
Contributions from (distributions to) affiliates	57,300	(57,300)	56,727	161,896	(218,623)	—
Proceeds from termination of interest rate swaps	—	9,112	—	—	—	9,112
Net intercompany borrowings (repayments)	1,044	(131,914)	(16,683)	147,553	—	—
Other, net	—	(2,268)	—	(543)	—	(2,811)
Net cash (used in) provided by financing activities	(100,888)	18,169	40,044	308,890	(59,375)	206,840
Effect of foreign exchange rate changes on cash	—	6,849	—	(5,625)	—	1,224
Net (decrease) increase in cash and cash equivalents	—	(67,546)	—	15,301	—	(52,245)
Cash and cash equivalents as of the beginning of the period	53	107,655	—	73,413	—	181,121
Cash and cash equivalents as of the end of the period	$53	$40,109	$—	$88,714	$—	$128,876

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW
NuStar Energy L.P. (NuStar Energy) is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 16.2% total interest in us as of June 30, 2012. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in six sections:

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
Transportation. We own common carrier refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 5,480 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. The East and North Pipelines also include 21 terminals providing storage capacity of 4.5 million barrels, and the East Pipeline includes two tank farms providing storage capacity of 1.2 million barrels. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. We also own 953 miles of crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois, as well as 1.9 million barrels of crude storage in Texas and Oklahoma located along those crude oil pipelines. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in our ammonia pipeline.

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

On July 3, 2012, we entered into an agreement with an affiliate of Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm, to create a joint venture that will own and operate NuStar Energy’s asphalt refining assets, including the asphalt refineries located in Paulsboro, New Jersey and Savannah, Georgia (collectively, the Asphalt Operations). NuStar Energy and Lindsay Goldberg will each have a 50% voting interest in NuStar Asphalt LLC (Asphalt JV), currently a wholly owned subsidiary of NuStar Energy, which was formed for the purpose of entering into this joint venture and will own all the assets of the Asphalt Operations. This transaction is expected to close in the third quarter of 2012, and upon closing, we expect to deconsolidate Asphalt JV and prospectively report our remaining investment in Asphalt JV using the equity method of accounting. Therefore, as of June 30, 2012, we have presented the assets related to the Asphalt Operations as “Assets held for sale” on the consolidated balance sheet. Because of our expected continued involvement with Asphalt JV, we have not presented the results of operations for the Asphalt Operations as discontinued operations.

In connection with our expected sale of 50% of Asphalt JV, we evaluated the goodwill and other long-lived assets associated with the Asphalt Operations for potential impairment. We determined the fair value of the Asphalt Operations reporting unit was less than its carrying value, which resulted in the recognition of a goodwill impairment loss of $22.1 million in the second quarter of 2012. In addition, we recorded an impairment loss of $244.3 million in the second quarter of 2012 to write-down the carrying value of long-lived assets related to the Asphalt Operations, including fixed assets, intangible assets and other long-term assets to their estimated fair value. The goodwill impairment loss and the asset impairment loss related to the Asphalt Operations is reported in the asphalt and fuels marketing segment. Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of our plan to sell 50% of Asphalt JV. Please refer to Note 2 and Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion on the related asset impairments and the fair value measurements.

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Change
	2012	2011
Statement of Income Data:
Revenues:
Services revenues	$208,582	$199,615	$8,967
Product sales	1,693,323	1,389,569	303,754
Total revenues	1,901,905	1,589,184	312,721

Costs and expenses:
Cost of product sales	1,661,189	1,269,448	391,741
Operating expenses	135,263	134,626	637
General and administrative expenses	23,135	26,119	(2,984)
Depreciation and amortization expense	45,576	41,640	3,936
Asset impairment loss	249,646	—	249,646
Goodwill impairment loss	22,132	—	22,132
Gain on legal settlement	(28,738)	—	(28,738)
Total costs and expenses	2,108,203	1,471,833	636,370

Operating (loss) income	(206,298)	117,351	(323,649)
Equity in earnings of joint venture	2,381	2,010	371
Interest expense, net	(23,820)	(20,622)	(3,198)
Other expense, net	(2,812)	(967)	(1,845)
(Loss) income before income tax expense	(230,549)	97,772	(328,321)
Income tax expense	16,261	5,167	11,094
Net (loss) income	$(246,810)	$92,605	$(339,415)

Net (loss) income per unit applicable to limited partners	$(3.56)	$1.27	$(4.83)

Weighted-average limited partner units outstanding	70,756,078	64,610,549	6,145,529

Highlights
For the three months ended June 30, 2012, we reported a net loss of $246.8 million, compared to net income of $92.6 million the three months ended June 30, 2011, primarily due to an operating loss of $292.5 million in the asphalt and fuels marketing segment. The operating loss of the asphalt and fuels marketing segment mainly resulted from an asset impairment charge of $266.4 million related to the long-lived assets of our asphalt operations. In addition, the gross margin for the asphalt and fuels marketing segment decreased $90.5 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. These decreases were partially offset by increases in segment operating income in our storage and transportation segments for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, as well as a $28.7 million gain on a legal settlement recognized in the second quarter of 2012.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended June 30,		Change
	2012	2011
Storage:
Throughput (barrels/day)	747,774	693,781	53,993
Throughput revenues	$22,193	$19,597	$2,596
Storage lease revenues	130,600	119,947	10,653
Total revenues	152,793	139,544	13,249
Operating expenses	73,413	74,895	(1,482)
Depreciation and amortization expense	23,127	21,801	1,326
Asset impairment loss	2,126	—	2,126
Segment operating income	$54,127	$42,848	$11,279

Transportation:
Refined products pipelines throughput (barrels/day)	459,163	501,948	(42,785)
Crude oil pipelines throughput (barrels/day)	275,019	282,006	(6,987)
Total throughput (barrels/day)	734,182	783,954	(49,772)
Throughput revenues	$75,618	$71,562	$4,056
Operating expenses	30,476	28,679	1,797
Depreciation and amortization expense	13,272	12,720	552
Segment operating income	$31,870	$30,163	$1,707

Asphalt and Fuels Marketing:
Product sales	$1,693,501	$1,390,318	$303,183
Cost of product sales	1,668,677	1,274,966	393,711
Gross margin	24,824	115,352	(90,528)
Operating expenses	43,868	37,664	6,204
Depreciation and amortization expense	7,138	5,535	1,603
Asset and goodwill impairment loss	266,357	—	266,357
Segment operating (loss) income	$(292,539)	$72,153	$(364,692)

Consolidation and Intersegment Eliminations:
Revenues	$(20,007)	$(12,240)	$(7,767)
Cost of product sales	(7,488)	(5,518)	(1,970)
Operating expenses	(12,494)	(6,612)	(5,882)
Total	$(25)	$(110)	$85

Consolidated Information:
Revenues	$1,901,905	$1,589,184	$312,721
Cost of product sales	1,661,189	1,269,448	391,741
Operating expenses	135,263	134,626	637
Depreciation and amortization expense	43,537	40,056	3,481
Asset and goodwill impairment loss	268,483	—	268,483
Segment operating (loss) income	(206,567)	145,054	(351,621)
General and administrative expenses	(23,135)	(26,119)	2,984
Other depreciation and amortization expense	(2,039)	(1,584)	(455)
Other asset impairment loss	(3,295)	—	(3,295)
Gain on legal settlement	28,738	—	28,738
Consolidated operating (loss) income	$(206,298)	$117,351	$(323,649)

Storage
Throughputs increased 53,993 barrels per day and throughput revenues increased $2.6 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily due to operational issues in 2011 at the refinery served by our Benicia crude oil storage tanks. In addition, throughputs and revenues increased at the Edinburg, Texas and Harlingen, Texas terminals due to ethanol blending services that started in the third quarter of 2011. Throughputs and revenues also increased at certain terminals serving the McKee refinery and at our Texas City crude storage tanks due to increased demand in those markets.

Storage lease revenues increased $10.7 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily due to an increase of $12.0 million at our St. James terminal resulting from the completed unit train offloading facility project and tank expansion projects, as well as new customer contracts and rate escalations. In addition, revenues increased $2.4 million at our St. Eustatius terminal facility mainly due to rate escalations and increased throughput and related handling fees.

These increases were partially offset by a decrease in revenues of $2.6 million at our Point Tupper terminal facility mainly due to decreased dockage, throughput and related handling fees, which were partially offset by higher storage revenues. Revenues also decreased $2.3 million due to the sale of five terminals in April 2012.

Operating expenses decreased $1.5 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, mainly due to write-offs associated with cancelled capital projects in 2011.

Depreciation and amortization expense increased $1.3 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily due to the completion of the St. James terminal tank expansion projects.

The asset impairment loss of $2.1 million for the three months ended June 30, 2012 represents the write-down of the carrying value of one of our terminals due to changing market conditions that reduced the estimated cash flows for that terminal.

Transportation
Revenues increased $4.1 million, despite a decrease in throughputs of 49,772 barrels per day, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily due to:

•
an increase in revenues of $2.8 million and an increase in throughputs of 36,405 barrels per day on pipelines that were placed in service in the second and third quarters of 2011 to serve Eagle Ford Shale production in South Texas;

•
an increase in revenues of $2.7 million on the East Pipeline, despite a decrease in throughputs of 10,642 barrels per day, due to higher average tariffs resulting from increased long-haul deliveries and an increase in the annual index adjustment effective July 1, 2011; and

•
an increase in revenues of $2.1 million on the ammonia pipeline, while throughputs remained flat, due to higher average tariffs resulting from increased long-haul deliveries and the annual index adjustment. Fewer long-haul deliveries occurred in 2011 due to supply issues caused by flooding in the Midwest.

These increases in revenues were partially offset by a decrease in revenues of $4.6 million and a decrease in throughputs of 78,611 barrels per day on pipelines serving the McKee refinery primarily due to a turnaround at the McKee refinery in April and May 2012. The decrease in revenues was partially offset by a throughput deficiency payment received in the second quarter of 2012 related to one of the pipelines serving the McKee refinery.

Operating expenses increased $1.8 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, mainly due to increased regulatory expenses on the ammonia pipeline and several other refined product pipelines.

Asphalt and Fuels Marketing
Sales and cost of product sales increased $303.2 million and $393.7 million, respectively, resulting in a decrease in total gross margin of $90.5 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The gross margin from our asphalt operations decreased $66.0 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, mainly due to weak demand for asphalt, resulting in a decrease in gross margin per barrel. The gross margin per barrel decreased to $3.29 for the three months ended June 30, 2012, compared to $15.50 for the three months ended June 30, 2011.

The gross margin from our fuels marketing operations decreased $20.2 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. During April and May 2012, crude oil prices fell sharply, causing a similar decline in prices for our fuel oil and bunker fuel. During this period of declining prices, we did not hedge our fuel oil and bunker fuel inventories. As a result, the gross margin earned for sales of those products declined significantly. As of the end of May, our fuel oil and bunker fuel inventories were hedged. In addition, the gross margin for crude trading decreased also due to the decline in crude oil prices.

Operating expenses increased $6.2 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily due to increased fuel and vessel costs associated with our bunker fuel sales and increased rental expenses associated with crude supply for our asphalt operations.

Depreciation and amortization expense increased $1.6 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily due the amortization of deferred costs related to completed turnarounds at our refineries.

The asset impairment loss of $266.4 million for the three months ended June 30, 2012 represents the write-down of the carrying value of our long-lived assets related to our asphalt operations, including fixed assets, goodwill, intangible assets and other long-term assets.

Consolidation and Intersegment Eliminations
Revenue, cost of product sales and operating expense eliminations primarily relate to storage and transportation fees charged to the asphalt and fuels marketing segment by the transportation and storage segments.

General
General and administrative expenses decreased $3.0 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily due to lower compensation expense associated with our long-term incentive plans, which fluctuates with our unit price, as well as decreased professional fees and other operating expenses. These decreases were partially offset by penalties and related costs incurred on a Canadian income tax audit.

The other asset impairment loss of $3.3 million for the three months ended June 30, 2012 represents the write-down of the carrying value of certain corporate assets we intend to sell to the estimated sales price.

The gain on legal settlement of $28.7 million for the three months ended June 30, 2012 represents the settlement of the Grace Energy Corporation matter in the second quarter of 2012. Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a detailed discussion of the Grace Energy Corporation matter.

Interest expense, net increased $3.2 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, mainly due to higher interest rates and letter of credit fees on the new $1.5 billion five-year revolving credit agreement. In addition, we had reduced benefits from interest rate swaps for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, as we had fewer fixed-to-floating interest rate swaps in 2012 compared to 2011, and in February 2012, we began recognizing the interest expense related to terminated forward-starting interest rate swap agreements.

Other expense, net increased $1.8 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, mainly due to foreign exchange losses totaling $2.9 million primarily relating to our subsidiaries in Canada and the Netherlands in the second quarter of 2012.

Income tax expense increased $11.1 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, mainly due to tax expense of $10.1 million related to the $28.7 million gain on legal settlement recognized in the second quarter of 2012. Please refer to Note 14 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion on income taxes.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Six Months Ended June 30,		Change
	2012	2011
Statement of Income Data:
Revenues:
Services revenues	$414,727	$398,008	$16,719
Product sales	3,222,870	2,425,792	797,078
Total revenues	3,637,597	2,823,800	813,797

Costs and expenses:
Cost of product sales	3,151,026	2,261,815	889,211
Operating expenses	260,929	254,865	6,064
General and administrative expenses	50,322	52,102	(1,780)
Depreciation and amortization expense	90,257	81,936	8,321
Asset impairment loss	249,646	—	249,646
Goodwill impairment loss	22,132	—	22,132
Gain on legal settlement	(28,738)	—	(28,738)
Total costs and expenses	3,795,574	2,650,718	1,144,856

Operating (loss) income	(157,977)	173,082	(331,059)
Equity in earnings of joint venture	4,767	4,398	369
Interest expense, net	(46,170)	(41,079)	(5,091)
Other expense, net	(1,444)	(6,466)	5,022
(Loss) income before income tax expense	(200,824)	129,935	(330,759)
Income tax expense	19,732	8,814	10,918
Net (loss) income	$(220,556)	$121,121	$(341,677)

Net (loss) income per unit applicable to limited partners	$(3.33)	$1.57	$(4.90)

Weighted-average limited partner units outstanding	70,756,078	64,610,549	6,145,529

Highlights
For the six months ended June 30, 2012, we reported a net loss of $220.6 million, compared to net income of $121.1 million for the six months ended June 30, 2011, primarily due to an operating loss of $308.3 million in the asphalt and fuels marketing segment. The operating loss of the asphalt and fuels marketing segment mainly resulted from an asset impairment charge of $266.4 million related to the long-lived assets of our asphalt operations. In addition, the gross margin for the asphalt and fuels marketing segment decreased $95.8 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. These decreases were partially offset by increases in segment operating income in our storage and transportation segments for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, as well as a $28.7 million gain on a legal settlement recognized in the second quarter of 2012.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Six Months Ended June 30,		Change
	2012	2011
Storage:
Throughput (barrels/day)	743,425	657,384	86,041
Throughput revenues	$44,457	$36,645	$7,812
Storage lease revenues	253,765	239,674	14,091
Total revenues	298,222	276,319	21,903
Operating expenses	139,395	141,844	(2,449)
Depreciation and amortization expense	46,427	42,931	3,496
Asset impairment loss	2,126	—	2,126
Segment operating income	$110,274	$91,544	$18,730

Transportation:
Refined products pipelines throughput (barrels/day)	475,367	502,277	(26,910)
Crude oil pipelines throughput (barrels/day)	289,354	296,356	(7,002)
Total throughput (barrels/day)	764,721	798,633	(33,912)
Throughput revenues	$153,379	$144,572	$8,807
Operating expenses	58,296	54,585	3,711
Depreciation and amortization expense	26,262	25,427	835
Segment operating income	$68,821	$64,560	$4,261

Asphalt and Fuels Marketing:
Product sales	$3,223,177	$2,430,386	$792,791
Cost of product sales	3,164,600	2,276,039	888,561
Gross margin	58,577	154,347	(95,770)
Operating expenses	86,819	71,644	15,175
Depreciation and amortization expense	13,715	10,432	3,283
Asset and goodwill impairment loss	266,357	—	266,357
Segment operating (loss) income	$(308,314)	$72,271	$(380,585)

Consolidation and Intersegment Eliminations:
Revenues	$(37,181)	$(27,477)	$(9,704)
Cost of product sales	(13,574)	(14,224)	650
Operating expenses	(23,581)	(13,208)	(10,373)
Total	$(26)	$(45)	$19

Consolidated Information:
Revenues	$3,637,597	$2,823,800	$813,797
Cost of product sales	3,151,026	2,261,815	889,211
Operating expenses	260,929	254,865	6,064
Depreciation and amortization expense	86,404	78,790	7,614
Asset and goodwill impairment loss	268,483	—	268,483
Segment operating (loss) income	(129,245)	228,330	(357,575)
General and administrative expenses	(50,322)	(52,102)	1,780
Other depreciation and amortization expense	(3,853)	(3,146)	(707)
Other asset impairment loss	(3,295)	—	(3,295)
Gain on legal settlement	28,738	—	28,738
Consolidated operating (loss) income	$(157,977)	$173,082	$(331,059)

Storage
Throughputs increased 86,041 barrels per day and throughput revenues increased $7.8 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily due to a turnaround in the first quarter of 2011 at the refinery served by our Benicia crude oil storage tanks. In addition, throughputs and revenues increased at the Edinburg, Texas and Harlingen, Texas terminals due to ethanol blending services that started in the third quarter of 2011 and at certain terminals serving the McKee refinery due to increased demand in those markets.

Storage lease revenues increased $14.1 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily due to:

•
an increase of $18.5 million at our St. James terminal resulting from completed tank expansion projects and the unit train offloading facility project, as well as new customer contracts and rate escalations;

•	an increase of $3.3 million at our St. Eustatius terminal facility mainly due to rate escalations and increased reimbursable revenues; and

•	an increase of $2.3 million at our Texas City terminal mainly due to higher throughput and related handling fees, as well as rate escalations and new storage contracts.

These increases in revenues were partially offset by:

•
a decrease in revenues of $5.3 million at our Point Tupper terminal facility mainly due to decreased dockage, throughput and related handling fees, which were partially offset by higher storage revenues;

•	a decrease in revenues of $3.2 million at our Piney Point terminal due to a decrease in customer base; and

•	a decrease in revenues of $2.7 million due to the sale of five terminals in April 2012.

Operating expenses decreased $2.4 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, mainly due to write-offs associated with cancelled capital projects in 2011.

Depreciation and amortization expense increased $3.5 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily due to the completion of the St. James terminal tank expansion projects.

The asset impairment loss of $2.1 million for the six months ended June 30, 2012 represents the write-down of the carrying value of one of our terminals due to changing market conditions that reduced the estimated cash flows for that terminal.

Transportation
Revenues increased $8.8 million, despite a decrease in throughputs of 33,912 barrels per day, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily due to:

•
an increase in revenues of $5.9 million and an increase in throughputs of 34,417 barrels per day on pipelines that were placed in service in the second and third quarters of 2011 to serve Eagle Ford Shale production in South Texas;

•
an increase in revenues of $3.7 million on the ammonia pipeline, while throughputs remained flat, due to a warm spring that led to the early application of ammonia and increased long-haul deliveries resulting in a higher average tariff. Fewer long-haul deliveries occurred in 2011 due to supply issues caused by flooding in the Midwest;

•
an increase in revenues of $2.5 million on the East Pipeline, despite a decrease in throughputs of 11,210 barrels per day, due to higher average tariffs resulting from increased long-haul deliveries and an increase in the annual index adjustment effective July 1, 2011; and

•
an increase in revenues of $1.4 million and an increase in throughputs of 23,474 barrels per day on the crude oil pipelines that serve the Ardmore refinery due to a turnaround and operational issues in the first and second quarters of 2011 at the Ardmore refinery.

These increases in revenues were partially offset by:

•
a decrease in revenues of $4.4 million and a decrease in throughputs of 50,939 barrels per day on pipelines serving the McKee refinery primarily due to a turnaround at the McKee refinery in April and May 2012. The decrease in revenues was partially offset by a throughput deficiency payment received in the second quarter of 2012 related to one of the pipelines serving the McKee refinery; and

•
a decrease in revenues of $3.1 million and a decrease in throughputs of 37,524 barrels per day on a crude oil pipeline serving the Three Rivers refinery, mainly due to the customer receiving crude oil from alternate sources, thus reducing the volume transported on our pipeline.

Operating expenses increased $3.7 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, mainly due to increased regulatory expenses on the ammonia pipeline and several other refined product pipelines.

Asphalt and Fuels Marketing
Sales and cost of product sales increased $792.8 million and $888.6 million, respectively, resulting in a decrease in total gross margin of $95.8 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The gross margin from our asphalt operations decreased $70.6 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, mainly due to a decrease in gross margin per barrel, as well as a decrease in sales volumes. The gross margin per barrel decreased to $4.20 for the six months ended June 30, 2012, compared to $12.70 for the six months ended June 30, 2011, while sales volumes decreased by approximately 13.0%.

The gross margin from the San Antonio refinery, acquired in the second quarter of 2011, decreased $13.3 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, mainly due to hedge losses and net refinery yield losses resulting in an overall negative gross margin. In addition, the gross margin from our fuels marketing operations decreased $11.9 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. During April and May 2012, crude oil prices fell sharply, causing a similar decline in prices for our fuel oil and bunker fuel. During this period of declining prices, we did not hedge our fuel oil and bunker fuel inventories. As a result, the gross margin earned for sales of those products was declined significantly. As of the end of May, our fuel oil and bunker fuel inventories were hedged.

Operating expenses increased $15.2 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily due to increased fuel and vessel costs associated with our bunker fuel sales and increased rental expenses associated with crude supply for our asphalt operations.

Depreciation and amortization expense increased $3.3 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily due to the amortization of deferred costs related to completed turnarounds at our refineries and the acquisition of the San Antonio refinery in April 2011.

The asset impairment loss of $266.4 million for the six months ended June 30, 2012 represents the write-down of the carrying value of our long-lived assets related to our asphalt operations, including fixed assets, goodwill, intangible assets and other long-term assets.

Consolidation and Intersegment Eliminations
Revenue, cost of product sales and operating expense eliminations primarily relate to storage and transportation fees charged to the asphalt and fuels marketing segment by the transportation and storage segments.

General
General and administrative expenses decreased $1.8 million for the six months ended June 30, 2012, compared to the June 30, 2011, primarily due to decreased professional fees and other operating expenses. These decreases were partially offset by penalties and related costs incurred on a Canadian income tax audit.

The other asset impairment loss of $3.3 million for the six months ended June 30, 2012 represents the write-down of the carrying value of certain corporate assets we intend to sell to the estimated sales price.

The gain on legal settlement of $28.7 million for the six months ended June 30, 2012 represents the settlement of the Grace Energy Corporation matter in the second quarter of 2012. Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a detailed discussion of the Grace Energy Corporation matter.

Interest expense, net increased $5.1 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, mainly due to higher interest rates and letter of credit fees on the new $1.5 billion five-year revolving credit agreement. In addition, we had reduced benefits from interest rate swaps for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, as we had fewer fixed-to-floating interest rate swaps in 2012 compared to 2011, and in February 2012, we began recognizing the interest expense related to terminated forward-starting interest rate swap agreements.

Other expense, net decreased $5.0 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, mainly due to $5.0 million in costs associated with the early termination of a third-party storage agreement at our Paulsboro, New Jersey asphalt refinery during the six months ended June 30, 2011.

Income tax expense increased $10.9 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, mainly due to tax expense of $10.1 million related to the $28.7 million gain on legal settlement recognized in the second quarter of 2012. Please refer to Note 14 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion on income taxes.

TRENDS AND OUTLOOK
Storage Segment
For the last half of 2012, we expect the storage segment to continue to benefit from internal growth projects completed in 2011 as well as those expected to be completed in 2012, mainly at our St. Eustatius terminal in the Caribbean and our St. James, Louisiana terminal. However, third quarter 2012 earnings may be slightly lower than the same period of 2011 due to higher maintenance costs at several of our terminal facilities that will more than offset the expected additional earnings from those completed projects. Overall, we expect the full year 2012 earnings for the storage segment to exceed 2011.

Transportation Segment
We expect earnings of the transportation segment for the third quarter and the last half of 2012 to be higher as compared to the same periods in 2011. Earnings for this segment should benefit from higher throughputs related to the pipeline expansion projects completed in 2011 and in July 2012 that serve Eagle Ford Shale production as well as an additional Eagle Ford shale expansion project we should complete in the third or fourth quarter of 2012. Additionally, the last half of 2012 will benefit from the tariff increase that went into effect on July 1, 2012 on our pipelines regulated by the Federal Energy Regulatory Commission. However, we expect throughputs to be negatively affected by planned maintenance at refineries served by our pipelines in the fourth quarter of 2012, which will partially offset the expected increases described above. Overall, we expect the full year 2012 earnings for the transportation segment to be higher than 2011.

Asphalt and Fuels Marketing Segment
We expect to complete the sale of 50% of our asphalt operations in the third quarter of 2012. Upon closing of the sale, we expect to deconsolidate the asphalt operations and prospectively report our remaining investment using the equity method of accounting. Because of our ongoing involvement with the asphalt operations, we will not report its historic results of operations as discontinued operations. Therefore, our future results of operations for this segment, subsequent to deconsolidation, will not be comparable to the corresponding historic periods. Furthermore, at the closing date, we have agreed to sell inventory associated with our asphalt operations to the new entity at market prices, as defined in the purchase and sale agreement filed on our July 6, 2012 Current Report on Form 8-K. In recent months, crude oil prices generally have declined. If that trend continues, the market price for our inventory may be less than our cost, causing an additional loss upon deconsolidation of the asphalt operations.

We expect third quarter results for our fuels marketing operations to fall below the third quarter of last year, primarily due to lower earnings from our bunkering and crude oil trading. Expected lower earnings for the third quarter combined with the lower earnings through the second quarter should cause full year results for the fuels marketing operations to be less than the full year results for the prior year.

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

Cash Flows for the Six Months Ended June 30, 2012 and 2011
The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2012	2011
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$32,118	$1,824
Investing activities	(182,419)	(262,133)
Financing activities	165,090	206,840
Effect of foreign exchange rate changes on cash	1,861	1,224
Net increase (decrease) in cash and cash equivalents	$16,650	$(52,245)

Net cash provided by operating activities for the six months ended June 30, 2012 was $32.1 million, compared to $1.8 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, we reported a net loss of $220.6 million, compared to net income of $121.1 million for the six months ended June 30, 2011. The net loss for the six months ended June 30, 2012 included $271.8 million for non-cash asset impairment charges. In addition, working capital increased by $76.1 million for the six months ended June 30, 2012, compared to $201.7 million for the six months ended June 30, 2011. Please refer to the Working Capital Requirements section below for a discussion of the changes in working capital. Cash flows from operating activities also include an adjustment to net loss for a pre-tax, non-cash gain on legal settlement of $28.8 million.

For the six months ended June 30, 2012, net cash provided by operating activities, proceeds from long-term debt borrowings, net of repayments, combined with cash on hand, were used to fund our distributions to unitholders and our general partner and capital expenditures.

For the six months ended June 30, 2011, net cash provided by operating activities, proceeds from long-term debt borrowings, net of repayments, combined with cash on hand, were used to fund our distributions to unitholders and our general partner, capital expenditures primarily related to various terminal projects and two acquisitions.

Revolving Credit Agreements
On May 2, 2012, NuStar Logistics replaced the $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement) with a new $1.5 billion five-year revolving credit agreement (the 2012 Revolving Credit Agreement), which includes the ability to borrow up to the equivalent of $250.0 million in Euros. NuStar Logistics used borrowings of $588.6 million under the 2012 Revolving Credit Agreement and cash on hand to repay in full the balance on the 2007 Revolving Credit Agreement. Obligations under the 2012 Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. NuPOP will be released from its guarantee of the 2012 Revolving Credit Agreement when it no longer guarantees NuStar Logistics public debt instruments. As of June 30, 2012, we had $668.4 million available for borrowing under our 2012 Revolving Credit Agreement.

The 2012 Revolving Credit Agreement contains customary restrictive covenants, including requiring us to maintain, as of the end of each rolling period, consisting of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2012 Revolving Credit Agreement) not to exceed 5.00-to-1.00; provided, for the rolling period ending June 30th of each year, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00. Moreover, if we consummate an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00 for two rolling periods.

On June 29, 2012, we amended the 2012 Revolving Credit Agreement to permit unlimited investments in joint ventures and unconsolidated subsidiaries, provided that no default exists, and to modify the consolidated debt coverage ratio to include up to 20% of cash distributions for such joint ventures and unconsolidated subsidiaries (the Amendment). In addition, the Amendment provides that we will be in compliance with the consolidated debt coverage ratio as long as it does not exceed 6.50-to-1.00 for the rolling period ended June 30, 2012 or 6.00-to-1.00 for the rolling period ending September 30, 2012. However, the consolidated debt coverage ratio will revert to a maximum of 5.00-to-1.00 for any four consecutive quarters, if our Asphalt Operations are owned by an unconsolidated joint venture. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the 2012 Revolving Credit Agreement to an amount less than the total amount available for borrowing. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on certain of our long-term debt agreements. As of June 30, 2012, the consolidated debt coverage ratio was 6.0x.

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

On February 2, 2012, NuStar Logistics issued $250.0 million of 4.75% senior notes under our 2010 Shelf Registration Statement. The net proceeds of $247.4 million were used to repay the outstanding principal amount of NuPOP’s 7.75% senior notes due February 15, 2012. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on certain of our long-term debt agreements.

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

During the six months ended June 30, 2012, our reliability capital expenditures totaled $15.0 million, consisting of $12.7 million primarily related to maintenance upgrade projects at our terminals and the San Antonio refinery, which are classified as “Reliability capital expenditures” in the consolidated statements of cash flows, and $2.3 million of turnaround expenditures at our San Antonio refinery, which are classified as “Investment in other long-term assets” in our consolidated statements of cash flows. Strategic capital expenditures for the six months ended June 30, 2012 totaled $198.4 million and were primarily related to projects associated with Eagle Ford shale production in South Texas, projects at our St. James, Louisiana terminal and the San Antonio refinery and our corporate office.

For the full year 2012, we expect our capital expenditures to total approximately $470.0 million to $525.0 million, including $45.0 million to $50.0 million for reliability capital projects and $425.0 million to $475.0 million for strategic capital projects, not including acquisitions. We continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2012 may increase or decrease from the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2012, and our internal growth projects can be accelerated or scaled back depending on the condition of the capital markets.

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

Within working capital, accounts receivable decreased by $60.4 million during the six months ended June 30, 2012, compared to an increase of $139.1 million during the six months ended June 30, 2011, mainly due to the timing of payments and higher bunker fuel sales and crude trading activity during the six months ended June 30, 2011. In addition, our inventory balances increased by $76.8 million, during the six months ended June 30, 2012, compared to $239.8 million during the six months ended June 30, 2011, mainly due to rising crude oil prices in 2011. As of June 30, 2012, $411.0 million of inventory related to the Asphalt Operations was reclassified to “Assets held for sale” on our consolidated balance sheet.

Higher inventory balances would typically also result in higher amounts of accounts payable, offsetting the impact to working capital. During the six months ended June 30, 2011, accounts payable increased by $202.2 million, partially offsetting the increase in inventory during that period; however, accounts payable decreased by $31.3 million during the six months ended June 30, 2012, despite an increase in inventory, due to the timing of payments.

Distributions
On May 11, 2012, we paid a quarterly cash distribution totaling $89.1 million, or $1.095 per unit, related to the first quarter of 2012. On July 27, 2012, we announced a quarterly cash distribution of $1.095 per unit related to the second quarter of 2012. This distribution will be paid on August 10, 2012 to unitholders of record on August 7, 2012 and will total $89.1 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,782	$1,627	$3,564	$3,219
General partner incentive distribution	9,816	8,963	19,632	17,531
Total general partner distribution	11,598	10,590	23,196	20,750
Limited partners’ distribution	77,478	70,749	154,956	140,205
Total cash distributions	$89,076	$81,339	$178,152	$160,955

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$2.190	$2.170
Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter.

Debt Obligations
We are a party to the following debt agreements:

•	the 2012 Revolving Credit Agreement due May 2, 2017, with a balance of $550.8 million as of June 30, 2012;

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

•	NuPOP’s 5.875% senior notes due June 1, 2013 with a face value of $250.0 million;

•	NuStar Logistics’ $365.4 million Gulf Opportunity Zone Revenue Bonds due from 2038 to 2041;

•	the £21 million term loan due December 11, 2012 (UK Term Loan); and

•	the $12.0 million note payable in annual installments through December 31, 2015 to the Port of Corpus Christi Authority of Nueces County, Texas, with a balance of $0.9 million as of June 30, 2012.

On June 29, 2012, we amended the UK Term Loan to be consistent with the covenant terms of the 2012 Revolving Credit Agreement. As a result of this amendment to the UK Term Loan, the covenants and ratios of the UK Term Loan are substantially the same as the 2012 Revolving Credit Agreement. Management believes that, as of June 30, 2012, we are in compliance with all ratios and covenants of both the 2012 Revolving Credit Agreement and the UK Term Loan. Our other long-term debt obligations do not contain any financial covenants that are different than those contained in the 2012 Revolving Credit Agreement. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial

Statements” for a more detailed discussion on certain of our long-term debt agreements.

Credit Ratings
The interest rates on the 2012 Revolving Credit Agreement and NuStar Logistics’ $350.0 million of 7.65% senior notes are subject to adjustment if our debt rating is downgraded (or subsequently upgraded) by certain credit rating agencies. In July 2012, Standard & Poor’s lowered our credit rating to BB+ from BBB- and revised the outlook to Stable. The interest rates applicable to the 2012 Revolving Credit Agreement do not adjust unless both Moody’s and Standard & Poor’s change their ratings. However, the downgrade by Standard & Poor’s caused the interest rate on NuStar Logistics’ $350.0 million of 7.65% senior notes to increase by 0.25%. This downgrade may also require us to provide additional credit support for certain contracts.

Interest Rate Swaps
As of June 30, 2012 and December 31, 2011, we were a party to fixed-to-floating interest rate swap agreements and forward-starting swap agreements for the purpose of hedging interest rate risk. The following table contains information on our interest rate swap agreements:

	Notional Amount		Fair Value Asset (Liability)
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(Thousands of Dollars)
Type of interest rate swap agreements:
Fixed-to-floating	$—	$270,000	$—	$2,335
Forward-starting	$275,000	$500,000	$(37,291)	$(49,199)

During the six months ended June 30, 2012, we entered into and terminated fixed-to-floating interest rate swap agreements with an aggregate notional amount of $200.0 million related to the 4.75% senior notes issued on February 2, 2012. We also terminated fixed-to-floating interest rate swap agreements with an aggregate notional amount of $270.0 million associated with our 4.80% senior notes. We received $19.7 million in connection with the terminations, which we are amortizing into “Interest expense, net” over the remaining lives of the 4.80% and 4.75% senior notes. In addition, in connection with the issuance of the 4.75% senior notes on February 2, 2012, we terminated a portion of our outstanding forward-starting interest rate swap agreements with an aggregate notional amount of $225.0 million. We paid $25.4 million in connection with the terminations of the forward-starting interest rate swaps, which is being amortized into “Interest expense, net” over the life of the 4.75% senior notes. Proceeds and payments related to the terminations are included in cash flows from financing activities on the consolidated statements of cash flows. Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

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

Contingencies
We are subject to certain loss contingencies, the outcomes of which could have an adverse effect on our cash flows and results of operations, as further disclosed in Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements.”

RELATED PARTY TRANSACTIONS
Please refer to Note 9 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a detailed discussion of our related party transactions.

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

Interest Rate Risk
We manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, we utilize fixed-to-floating interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt. We also enter into forward-starting interest rate swap agreements to lock in the rate on the interest payments related to forecasted debt issuances. Borrowings under the 2012 Revolving Credit Agreement and Gulf Opportunity Zone Revenue Bonds expose us to increases in applicable interest rates.

During the six months ended June 30, 2012, we terminated all of our fixed-to-floating interest rate swap agreements, which had an aggregate notional amount of $470.0 million. Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

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

	June 30, 2012
	Expected Maturity Dates
	2012	2013	2014	2015	2016	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$133,802	$479,932	$—	$—	$—	$1,050,000	$1,663,734	$1,773,540
Weighted-average interest rate	6.8%	6.0%	—	—	—	5.7%	5.9%
Variable rate	$—	$—	$—	$—	$—	$916,265	$916,265	$875,375
Weighted-average interest rate	—%	—	—	—	—	1.2%	1.2%

	December 31, 2011
	Expected Maturity Dates
	2012		2013	2014	2015	2016	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$383,456		$479,932	$—	$—	$—	$800,000	$1,663,388	$1,787,532
Weighted-average interest rate	7.4%		6.0%	—	—	—	6.0%	6.3%
Variable rate	$229,295		$—	$—	$—	$—	$365,440	$594,735	$590,033
Weighted-average interest rate	1.2%		—	—	—	—	0.1%	0.5%
Interest Rate Swaps Fixed–to-Floating:
Notional amount	$—		$—	$—	$—	$—	$270,000	$270,000	$2,335
Weighted-average pay rate	3.2%	0.034	3.4%	3.7%	4.4%	4.9%	5.7%	4.7%
Weighted-average receive rate	4.8%		4.8%	4.8%	4.8%	4.8%	4.8%	4.8%

The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount		Period of Hedge	Weighted-Average Fixed Rate	Fair Value
June 30, 2012	December 31, 2011		June 30, 2012	June 30, 2012	December 31, 2011
(Thousands of Dollars)				(Thousands of Dollars)
$125,000	$125,000	03/13 - 03/23	3.5%	$(17,319)	$(12,720)
150,000	150,000	06/13 - 06/23	3.5%	(19,972)	(14,470)
—	225,000		—	—	(22,009)
$275,000	$500,000		3.5%	$(37,291)	$(49,199)

In connection with the issuance of the 4.75% senior notes on February 2, 2012, we terminated forward-starting interest rate swap agreements with an aggregate notional amount of $225.0 million. Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

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

We record commodity derivative instruments in the consolidated balance sheets as assets or liabilities at fair value. We recognize mark-to-market adjustments for derivative instruments designated and qualifying as fair value hedges (Fair Value Hedges) and the related change in the fair value of the associated hedged physical inventory or firm commitment within “Cost of product sales.” For derivative instruments designated and qualifying as cash flow hedges (Cash Flow Hedges), we record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive income” until the underlying hedged forecasted transactions occur and are recognized in “Cost of product sales.” For derivative instruments that do not qualify for hedge accounting (Economic Hedges and Other Derivatives), we record the mark-to-market adjustments in “Product sales,” “Cost of product sales” or “Operating expenses.”

The commodity contracts disclosed below represent only those contracts exposed to commodity price risk at the end of the period. Please refer to Note 8 of Condensed Notes to Consolidated Financial Statement in Item 1. “Financial Statements” for the volume and related fair value of all commodity contracts.

	June 30, 2012
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(refined products)	74	N/A	$110.52	$(244)
Swaps – long:
(refined products)	287	$97.71	N/A	$(2,897)
Swaps – short:
(refined products)	1,236	N/A	$87.92	$369

Cash Flow Hedges:
Swaps – long:
(crude oil)	1,747	$108.21	N/A	$(74,487)
Swaps – short:
(refined products)	1,747	N/A	$116.83	$29,972

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	1,132	$96.35	N/A	$5,226
Futures – short:
(crude oil and refined products)	1,308	N/A	$113.39	$(1,039)
Swaps – long:
(crude oil and refined products)	3,880	$56.72	N/A	$3,247
Swaps – short:
(crude oil and refined products)	4,568	N/A	$61.52	$14,992
Forward purchase contracts:
(crude oil)	7,904	$101.70	N/A	$(72,813)
Forward sales contracts:
(crude oil)	7,904	N/A	$101.35	$80,407

Total fair value of open positions exposed to commodity price risk				$(17,267)

	December 31, 2011
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(refined products)	20	N/A	$121.65	$(15)

Cash Flow Hedges:
Swaps – long:
(crude oil)	9,353	$106.69	N/A	$(103,078)
Swaps – short:
(refined products)	8,805	N/A	$127.97	$126,067

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	643	$98.79	N/A	$919
Futures – short:
(crude oil and refined products)	800	N/A	$101.77	$(2,075)
Swaps – long:
(refined products)	1,355	$97.25	N/A	$(1,455)
Swaps – short:
(refined products)	2,283	N/A	$101.20	$8,756
Forward purchase contracts:
(crude oil)	2,294	$106.01	N/A	$(1,803)
Forward sales contracts:
(crude oil)	2,294	N/A	$105.20	$3,683

Total fair value of open positions exposed to commodity price risk				$30,999

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the United States Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to us indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. We reached an agreement to settle the claims of the United States government with respect to the Otis AFB pipeline and to resolve the underlying dispute between Kaneb and Grace. The settlement was approved by the United States Bankruptcy Court for the District of Delaware and a consent decree was entered by the United States District Court for the District of Massachusetts. Pursuant to the terms of the settlement, we paid approximately $13.1 million to the United States government in July 2012 and received releases of claims from various private parties and a covenant not to sue from the United States government. In connection with the settlement, we recognized a gain of $28.7 million during the second quarter of 2012.
Pipeline and Hazardous Materials Safety Administration Matter. In April 2010, representatives from the Pipeline and Hazardous Materials Safety Administration (PHMSA) conducted an on-site inspection at NuPOP’s Wichita, Kansas facilities. On April 21, 2011, NuPOP received a notice of probable violation alleging that it may have violated certain regulations relating to release reporting, corrosion control and record keeping. NuPOP contested the allegations, and on December 29, 2011, PHMSA issued an order with a $101,200 penalty. NuPOP petitioned PHMSA for reconsideration, and on June 14, 2012, PHMSA denied the petition and affirmed its prior order requiring that NuPOP pay a penalty of $101,200. NuPOP paid the $101,200 penalty in July 2012.

Item 6.	Exhibits

Exhibit Number	Description

10.01
5-Year Revolving Credit Agreement, dated as of May 2, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Suntrust Bank, Mizuho Corporate Bank, Ltd., as Co-Syndication Agents, and Wells Fargo Bank, National Association, Barclays Bank PLC, as Co-Documentation Agents, and J.P. Morgan Securities LLC, Suntrust Robinson Humphrey, Inc., Mizuho Corporate Bank, Ltd, Wells Fargo Securities, LLC, and Barclays Bank PLC as Joint Bookrunners and Joint Lead Arrangers (incorporated by reference to Exhibit 10.01 of NuStar Energy L.P.’s Current Report on Form 8-K filed May 8, 2012)

10.02
Letter of Credit Agreement dated as of June 5, 2012 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent(incorporated by reference to Exhibit 10.01 of NuStar Energy L.P.’s Current Report on Form 8-K filed June 12, 2012)

10.03
First Amendment to 5-Year Revolving Credit Agreement, dated as of June 29, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.01 of NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012)

10.04
First Amendment to Letter of Credit Agreement, dated as of June 29, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent (incorporated by reference to Exhibit 10.02 of NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012)

*12.01	Statement of Computation of Ratio of Earnings to Fixed Charges

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer

*32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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
August 7, 2012

By:	/s/ Steven A. Blank
Steven A. Blank
Executive Vice President, Chief Financial Officer and Treasurer
August 7, 2012

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Senior Vice President and Controller
August 7, 2012