Form 10-Q
period 2012-09-30
NuStar Energy L.P.
filed 2012-11-08
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 1-16417
  _________________________________________
NUSTAR ENERGY L.P.
(Exact name of registrant as specified in its charter)
  _________________________________________

Delaware	74-2956831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19003 IH-10 West San Antonio, Texas	78257
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of October 31, 2012 was 77,886,078.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$107,456	$17,497
Accounts receivable, net of allowance for doubtful accounts of $2,248 and $2,147 as of September 30, 2012 and December 31, 2011, respectively	453,137	547,808
Receivable from related party	2,358	—
Inventories	240,694	587,785
Income tax receivable	995	4,148
Other current assets	59,600	43,685
Total current assets	864,240	1,200,923
Property, plant and equipment, at cost	4,171,269	4,413,305
Accumulated depreciation and amortization	(1,016,179)	(982,837)
Property, plant and equipment, net	3,155,090	3,430,468
Intangible assets, net	26,518	38,923
Goodwill	822,911	846,717
Investment in joint ventures	116,139	66,687
Deferred income tax asset	2,080	9,141
Note receivable from related party	170,711	—
Other long-term assets, net	206,195	288,331
Total assets	$5,363,884	$5,881,190
Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$517,863	$364,959
Accounts payable	439,622	454,326
Payable to related party	13,717	6,735
Accrued interest payable	23,966	29,833
Accrued liabilities	97,441	71,270
Taxes other than income tax	15,020	13,455
Income tax payable	2,771	3,222
Total current liabilities	1,110,400	943,800
Long-term debt, less current portion	1,518,543	1,928,071
Long-term payable to related party	16,004	14,502
Deferred income tax liability	30,851	35,437
Other long-term liabilities	15,987	95,045
Commitments and contingencies (Note 6)
Partners’ equity:
Limited partners (77,886,078 and 70,756,078 common units outstanding as of September 30, 2012 and December 31, 2011, respectively)	2,679,791	2,817,069
General partner	60,375	62,539
Accumulated other comprehensive loss	(80,981)	(27,407)
Total NuStar Energy L.P. partners’ equity	2,659,185	2,852,201
Noncontrolling interest	12,914	12,134
Total partners’ equity	2,672,099	2,864,335
Total liabilities and partners’ equity	$5,363,884	$5,881,190

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Service revenues:
Third parties	$221,108	$210,395	$634,350	$607,866
Related party	713	286	2,198	823
Total service revenues	221,821	210,681	636,548	608,689
Product sales	1,522,945	1,613,669	4,745,815	4,039,461
Total revenues	1,744,766	1,824,350	5,382,363	4,648,150
Costs and expenses:
Cost of product sales	1,486,985	1,535,609	4,638,011	3,797,424
Operating expenses:
Third parties	103,387	98,464	288,283	281,419
Related party	39,032	37,151	115,065	109,061
Total operating expenses	142,419	135,615	403,348	390,480
General and administrative expenses:
Third parties	8,773	8,746	26,566	27,865
Related party	16,181	8,985	48,710	41,968
Total general and administrative expenses	24,954	17,731	75,276	69,833
Depreciation and amortization expense	39,686	42,418	129,943	124,354
Asset impairment loss	—	—	249,646	—
Goodwill impairment loss	—	—	22,132	—
Gain on legal settlement	—	—	(28,738)	—
Total costs and expenses	1,694,044	1,731,373	5,489,618	4,382,091
Operating income (loss)	50,722	92,977	(107,255)	266,059
Equity in (loss) earnings of joint ventures	(951)	2,599	3,816	6,997
Interest expense, net	(24,867)	(21,565)	(71,037)	(62,644)
Other (expense) income, net	(19,940)	767	(21,384)	(5,699)
Income (loss) before income tax expense	4,964	74,778	(195,860)	204,713
Income tax expense	622	4,497	20,354	13,311
Net income (loss)	4,342	70,281	(216,214)	191,402
Less net (loss) income attributable to noncontrolling interest	(47)	123	(217)	143
Net income (loss) attributable to NuStar Energy L.P.	$4,389	$70,158	$(215,997)	$191,259
Net (loss) income per unit applicable to limited partners (Note 12)	$(0.09)	$0.92	$(3.40)	$2.49
Weighted-average limited partner units outstanding	72,383,578	64,612,423	71,302,538	64,611,181

Comprehensive (loss) income	$(4,018)	$(55,969)	$(268,791)	$44,529
Less comprehensive income (loss) attributable to noncontrolling interest	66	(2,063)	780	(2,318)
Comprehensive (loss) income attributable to NuStar Energy L.P.	$(4,084)	$(53,906)	$(269,571)	$46,847

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(216,214)	$191,402
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	129,943	124,354
Amortization of debt related items	(5,718)	(8,328)
Loss (gain) from sale or disposition of assets	19,828	(117)
Asset and goodwill impairment loss	271,778	—
Gain on legal settlement	(28,738)	—
Deferred income tax expense	1,403	4,130
Equity in earnings of joint ventures	(3,816)	(6,997)
Distributions of equity in earnings of joint venture	6,364	9,397
Changes in current assets and current liabilities (Note 13)	108,750	(216,427)
Other, net	(11,701)	4,457
Net cash provided by operating activities	271,879	101,871
Cash Flows from Investing Activities:
Reliability capital expenditures	(21,420)	(32,808)
Strategic capital expenditures	(299,358)	(211,150)
Acquisitions	—	(100,693)
Investment in other long-term assets	(2,364)	(8,449)
Proceeds from sale or disposition of assets	35,547	445
Proceeds from sale of Asphalt Operations	436,276	—
Increase in note receivable from related party	(170,711)	—
Net cash used in investing activities	(22,030)	(352,655)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	1,805,168	707,102
Proceeds from short-term debt borrowings	71,880	31,600
Proceeds from senior note offering, net of issuance costs	247,408	—
Long-term debt repayments	(2,287,178)	(348,153)
Short-term debt repayments	(71,880)	(31,600)
Proceeds from issuance of common units, net of issuance costs	336,662	1,583
Contributions from general partner	7,121	70
Distributions to unitholders and general partner	(267,228)	(240,571)
(Payments for) proceeds from termination of interest rate swaps	(5,678)	12,632
Other, net	363	(785)
Net cash (used in) provided by financing activities	(163,362)	131,878
Effect of foreign exchange rate changes on cash	3,472	(3,001)
Net increase (decrease) in cash and cash equivalents	89,959	(121,907)
Cash and cash equivalents as of the beginning of the period	17,497	181,121
Cash and cash equivalents as of the end of the period	$107,456	$59,214
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 15.1% total interest in us as of September 30, 2012.
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
These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2012 and 2011 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

2. DISPOSITIONS

Asphalt Operations
On September 28, 2012, we sold a 50% voting interest (the Asphalt Sale) in NuStar Asphalt LLC (Asphalt JV), previously a wholly owned subsidiary, to an affiliate of Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm. Asphalt JV owns and operates asphalt refining assets that were previously wholly owned by NuStar Energy, including the asphalt refineries located in Paulsboro, New Jersey and Savannah, Georgia (collectively, the Asphalt Operations). Lindsay Goldberg paid $175.0 million for the Class A equity interests (Class A Interests) of Asphalt JV, while we retained the Class B equity interests with a fair value of $52.0 million (Class B Interests). The Class A Interests have a distribution preference over the Class B Interests, as well as a liquidation preference.

NuStar Asphalt Refining, LLC and NuStar Marketing LLC are wholly owned subsidiaries of NuStar Asphalt LLC. Unless otherwise indicated, the term “Asphalt JV” is used in this report to refer to Asphalt JV, to one or more of its consolidated subsidiaries or to all of them taken as a whole.

At closing, we received $261.3 million from Asphalt JV for inventory related to the Asphalt Operations, pending a final inventory valuation. Asphalt JV funded the purchase of those inventories with proceeds from borrowings under a third-party asset-based revolving credit facility (the Third-Party Financing) and a $250.0 million unsecured revolving credit facility provided by NuStar Energy (the NuStar JV Facility). In addition to the NuStar JV Facility, we entered into various other agreements with Asphalt JV. See Note 9. Related Party Transactions for additional discussion of our agreements with Asphalt JV.

Deconsolidation. We determined the equity of Asphalt JV is not sufficient to finance its activities without additional subordinated support, including support provided by us as described in Note 9. Related Party Transactions. Therefore, we determined the Asphalt JV is a variable interest entity (VIE). An entity is required to consolidate a VIE if the entity is considered the primary beneficiary of the VIE. We analyzed our relationship with Asphalt JV, including our representation on the board of members, our equity interests and our rights under the various agreements with Asphalt JV and determined that NuStar Energy does not have the power to direct the activities most significant to the economic performance of Asphalt JV. As a result, NuStar Energy is not the primary beneficiary of Asphalt JV. Upon closing, we deconsolidated Asphalt JV and started reporting our remaining investment in Asphalt JV using the equity method of accounting. Since the fair value of the consideration we received was less than the carrying amount of the assets of the Asphalt Operations, we recognized a loss of $21.6 million in “Other (expense) income, net” in the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012.

As of September 30, 2012, we included our 50% interest in Asphalt JV within “Investment in joint ventures” on the consolidated balance sheet. The condensed consolidated statements of comprehensive income include the results of operations for Asphalt JV in “Equity in earnings of joint ventures” commencing on September 28, 2012. Because of our continued involvement with Asphalt JV, we have not presented the results of operations for the Asphalt Operations prior to closing as discontinued operations. Beginning on September 28, 2012, we have presented transactions between us and the Asphalt JV as related party transactions in the consolidated financial statements.

Our maximum exposure to loss as a result of our involvement with Asphalt JV is approximately $448.7 million, which consists of (i) our investment in Asphalt JV of $48.7 million as of September 30, 2012, (ii) up to $250.0 million under the NuStar JV Facility and (iii) up to $150.0 million for credit support, including guarantees.

Other
On April 16, 2012, we sold five terminals in Georgia and Alabama with an aggregate storage capacity of 1.8 million barrels for total proceeds of $30.8 million.

3. ASSET IMPAIRMENTS

In anticipation of the Asphalt Sale, we evaluated the goodwill and other long-lived assets associated with the Asphalt Operations for potential impairment. As of June 30, 2012, we estimated the fair value of the Asphalt Operations reporting unit as the sum of (i) the purchase price to be paid by Lindsay Goldberg for the Class A Interests of Asphalt JV, (ii) the fair value of the Class B Interests of Asphalt JV that we would retain and (iii) the fair value of the working capital, primarily inventory. We determined the fair value of the Class B Interests using a combination of estimated discounted future cash flows and a pricing model. The fair value of the working capital was based on estimated current market prices. The estimated fair value of the Asphalt Operations reporting unit was less than its carrying value, which resulted in the recognition of a goodwill impairment loss of $22.1 million in the second quarter of 2012. In addition, in the second quarter of 2012, we recorded an asset impairment loss of $244.3 million in order to write-down the carrying value of long-lived assets related to the Asphalt Operations, including fixed assets, intangible assets and other long-term assets to their estimated fair value. The goodwill impairment loss and the asset impairment loss related to the Asphalt Operations are reported in the asphalt and fuels marketing segment.

In the second quarter of 2012, we reduced the carrying value of the fixed assets of one of our refined product terminals to its estimated fair value and recorded an asset impairment loss of $2.1 million. The impairment loss resulted from changing market conditions that reduced the estimated cash flows for that terminal. The impairment loss associated with this refined product terminal was reported in the storage segment. In addition, we recorded an asset impairment loss of $3.3 million in the second quarter of 2012 in order to reduce the carrying value of certain corporate assets we intend to sell to their estimated sales price of $2.8 million. These corporate assets that are held for sale are included in “Other current assets” on the consolidated balance sheet as of September 30, 2012.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The total asset impairment loss consisted of the following:

Nine Months Ended September 30, 2012
(Thousands of Dollars)
Asphalt Operations:
Property, plant and equipment, net	$232,759
Intangible assets, net	6,564
Other long-term assets, net	4,902
Asset impairment loss	244,225

Other:
Property, plant and equipment, net	5,421
Total asset impairment loss	$249,646

4. INVENTORIES

Inventories consisted of the following:

	September 30, 2012	December 31, 2011
	(Thousands of Dollars)
Crude oil	$11,267	$157,297
Finished products	221,113	421,288
Materials and supplies	8,314	9,200
Total	$240,694	$587,785

5. DEBT

Revolving Credit Agreement
On May 2, 2012, NuStar Logistics replaced its $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement) with a new $1.5 billion five-year revolving credit agreement (the 2012 Revolving Credit Agreement), which includes the ability to borrow up to the equivalent of $250.0 million in Euros. NuStar Logistics used borrowings of $588.6 million under the 2012 Revolving Credit Agreement and cash on hand to repay in full the balance on the 2007 Revolving Credit Agreement. Obligations under the 2012 Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. NuPOP will be released from its guarantee of the 2012 Revolving Credit Agreement when it no longer guarantees NuStar Logistics public debt instruments.

The 2012 Revolving Credit Agreement contains customary restrictive covenants, including requiring us to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2012 Revolving Credit Agreement) not to exceed 5.00-to-1.00; provided, for the rolling period ending June 30th of each year, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00. Moreover, if we consummate an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00 for two rolling periods.

On June 29, 2012, we amended the 2012 Revolving Credit Agreement to permit unlimited investments in joint ventures and unconsolidated subsidiaries, provided that no default exists, and to limit the amount of cash distributions for such joint ventures and unconsolidated subsidiaries included in the calculation of the consolidated debt coverage ratio to 20% of consolidated EBITDA (the Amendment). In addition, the Amendment provides that we will be in compliance with the consolidated debt coverage ratio as long as it does not exceed 6.50-to-1.00 for the rolling period ended June 30, 2012 or 6.00-to-1.00 for the rolling period ending September 30, 2012. The Amendment further stipulates that if the Asphalt Operations were owned by an unconsolidated joint venture, the maximum allowed consolidated debt coverage would revert to 5.00-to-1.00. Therefore, as of September 30, 2012, our consolidated debt coverage ratio could not exceed 5.00-to-1.00. The requirement not to exceed a

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

maximum consolidated debt coverage ratio may limit the amount we can borrow under the 2012 Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of September 30, 2012, our consolidated debt coverage ratio was 4.3x, and we had $1,152.9 million available for borrowing.

During the nine months ended September 30, 2012, we borrowed an aggregate $1,772.0 million under our revolving credit agreements to fund working capital requirements, our capital expenditures and distributions. Additionally, we repaid $1,937.2 million during the nine months ended September 30, 2012 under our revolving credit agreements. These borrowings and repayments include borrowings under the 2012 Revolving Credit Agreement to pay down the 2007 Revolving Credit Agreement and the $100.0 million of 6.875% senior notes due July 15, 2012.

The 2012 Revolving Credit Agreement bears interest, at our option, based on either an alternative base rate or a LIBOR-based rate. The interest rate on the 2012 Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or subsequently upgraded) by certain credit rating agencies. As of September 30, 2012, our weighted average interest rate was 1.7%.

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

NuStar Logistics’ 6.875% Senior Notes
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

Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, Louisiana issued, pursuant to the Gulf Opportunity Zone Act of 2005, tax-exempt revenue bonds (GoZone Bonds) associated with our St. James terminal expansions. The GoZone Bonds bear interest based on a weekly tax-exempt bond market interest rate, and we pay interest monthly. The interest rate was 0.2% as of September 30, 2012. The proceeds are deposited with a trustee and disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansions. We include the amount remaining in trust related to the GoZone Bonds in “Other long-term assets, net,” and the amount of bonds issued in “Long-term debt, less current portion” on the consolidated balance sheets. For the nine months ended September 30, 2012, we received $38.8 million from the trustee. As of September 30, 2012, the amount remaining in trust totaled $134.6 million.

Line of Credit
On July 2, 2012, our short-term line of credit that had an uncommitted borrowing capacity of up to $20.0 million was terminated. During the nine months ended September 30, 2012, we borrowed and repaid $71.9 million related to this line of credit.

Credit Ratings
The interest rates on the 2012 Revolving Credit Agreement and NuStar Logistics’ $350.0 million of 7.65% senior notes are subject to adjustment if our debt rating is downgraded (or subsequently upgraded) by certain credit rating agencies. In July 2012, Standard & Poor’s lowered our credit rating to BB+ from BBB- and revised the outlook to Stable. In August 2012, Fitch Ratings also lowered our credit rating to BB+ from BBB- and revised the outlook to Stable. The interest rates applicable to the

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2012 Revolving Credit Agreement do not adjust unless both Moody’s and Standard & Poor’s change their ratings. However, the downgrade by Standard & Poor’s caused the interest rate on NuStar Logistics’ $350.0 million of 7.65% senior notes to increase by 0.25%. These downgrades may also require us to provide additional credit support for certain contracts.

6. COMMITMENTS AND CONTINGENCIES

Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments, as discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of September 30, 2012, we have accrued $0.3 million for contingent losses. The amount that will ultimately be paid related to these matters may differ from the recorded accruals, and the timing of such payments is uncertain.

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

Commitments
On November 17, 2010, we entered into a crude purchase commitment with Statoil Brasil Oleo E Gas Limitada (Statoil) to purchase an average of 10,000 barrels per day of crude oil over a three-year period, which began in December 2011. Pending receipt of and payment for one final shipment from Statoil in the fourth quarter of 2012, this agreement will be terminated.

In connection with the deconsolidation of the Asphalt Operations, our future minimum rental payments applicable to noncancellable operating leases were reduced by certain storage and railcar lease obligations.

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
The following assets and liabilities are measured at fair value:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$898	$—	$—	$898
Commodity derivatives	19,013	2,365	—	21,378
Other long-term assets, net:
Commodity derivatives	—	6,675	—	6,675
Accrued liabilities:
Product imbalances	(577)	—	—	(577)
Commodity derivatives	(5,929)	(20,861)	—	(26,790)
Interest rate swaps	—	(41,117)	—	(41,117)
Other long-term liabilities:
Commodity derivatives	—	(1,265)	—	(1,265)
Total	$13,405	$(54,203)	$—	$(40,798)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$2,117	$—	$—	$2,117
Commodity derivatives	10,282	1,830	—	12,112
Other long-term assets, net:
Commodity derivatives	—	27,084	—	27,084
Interest rate swaps	—	2,335	—	2,335
Accrued liabilities:
Product imbalances	(1,469)	—	—	(1,469)
Commodity derivatives	(5,424)	—	—	(5,424)
Interest rate swaps	—	(22,009)	—	(22,009)
Other long-term liabilities:
Interest rate swaps	—	(27,190)	—	(27,190)
Total	$5,506	$(17,950)	$—	$(12,444)

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and debt in our consolidated balance sheets at their carrying amount.
The fair values of these financial instruments, except for debt, approximate their carrying amounts. The estimated fair value and carrying amount of our debt was as follows:

	September 30, 2012	December 31, 2011
	(Thousands of Dollars)
Fair value	$2,018,993	$2,377,565
Carrying amount	$2,036,406	$2,293,030

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

As of September 30, 2012, we also had a note receivable from related party of $170.7 million under the NuStar JV Facility. The note receivable related to the NuStar JV Facility was recorded at face value, and the fair value of the note receivable approximates its carrying amount as of September 30, 2012. See Note 9. Related Party Transactions for additional information on the NuStar JV Facility.

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
Interest Rate Risk
We are a party to certain interest rate swap agreements that we use to manage our exposure to changes in interest rates. We entered into fixed-to-floating interest rate swap agreements associated with a portion of our fixed-rate senior notes. During the six months ended June 30, 2012, we entered into and terminated fixed-to-floating interest rate swap agreements with an

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

aggregate notional amount of $200.0 million related to the 4.75% senior notes issued on February 2, 2012. Under the terms of these interest rate swap agreements, we received a fixed rate of 4.75% and paid a variable rate based on one month USD LIBOR plus a percentage that varied with each agreement. We also terminated fixed-to-floating interest rate swap agreements with an aggregate notional amount of $270.0 million associated with our 4.80% senior notes. We received $19.7 million in connection with the terminations, which we are amortizing into “Interest expense, net” over the remaining lives of the 4.80% and 4.75% senior notes. The termination payments are included in cash flows from financing activities on the consolidated statements of cash flows. We had no fixed-to-floating interest rate swaps as of September 30, 2012, and the total aggregate notional amount of the fixed-to-floating interest rate swaps was $270.0 million as of December 31, 2011.

We are also a party to forward-starting interest rate swap agreements related to forecasted probable debt issuances. We entered into these swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. These swaps are designated and qualify as cash flow hedges. In connection with the issuance of the 4.75% senior notes on February 2, 2012, we terminated forward-starting interest rate swap agreements with an aggregate notional amount of $225.0 million. We paid $25.4 million in connection with the terminations, which is being amortized into “Interest expense, net” over the life of the 4.75% senior notes. The termination payment is included in cash flows from financing activities on the consolidated statements of cash flows. As of September 30, 2012 and December 31, 2011, the total aggregate notional amount of the forward-starting interest rate swaps was $275.0 million and $500.0 million, respectively.

Commodity Price Risk
We are exposed to market risks related to the volatility of crude oil and refined product prices. In order to attempt to reduce the risk of commodity price fluctuations with respect to our crude oil and finished product inventories and related firm commitments to purchase and/or sell such inventories, we utilize commodity futures and swap contracts, which qualify, and we designate them as, fair value hedges.

We also enter into commodity swap contracts to attempt to hedge the price risk associated with the San Antonio refinery. These contracts fix the purchase price of crude oil and sales prices of refined products for a portion of the expected production of the San Antonio refinery, thereby attempting to mitigate the risk of volatility of future cash flows associated with hedged volumes. These contracts qualify, and we designate them, as cash flow hedges. During the second quarter of 2012, we reduced the hedged volumes of the expected production of the San Antonio refinery, thereby exposing us to additional price risk.

Derivatives that are intended to hedge our commodity price risk, but fail to qualify as fair value or cash flow hedges, are considered economic hedges, and we record associated gains and losses from such derivatives in net income. We also entered into commodity derivatives in order to attempt to profit from market fluctuations. These derivative instruments were financial positions entered into without underlying physical inventory and were not considered hedges. Changes in the fair values were recorded in net income.

The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short positions on an absolute basis, which totaled 23.0 million barrels and 27.8 million barrels as of September 30, 2012 and December 31, 2011, respectively.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Commodity contracts	Other current assets	$4,182	$36,116	$(783)	$(33,616)
Commodity contracts	Other long-term assets, net	22,943	86,052	(20,761)	(66,175)
Interest rate swaps	Other long-term assets, net	—	2,335	—	—
Commodity contracts	Accrued liabilities	15,132	—	(40,708)	—
Interest rate swaps	Accrued liabilities	—	—	(41,117)	(22,009)
Commodity contracts	Other long-term liabilities	9,861	—	(9,171)	—
Interest rate swaps	Other long-term liabilities	—	—	—	(27,190)
Total		52,118	124,503	(112,540)	(148,990)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	26,484	15,568	(8,505)	(5,956)
Commodity contracts	Other long-term assets, net	13,726	7,207	(9,233)	—
Commodity contracts	Accrued liabilities	21,035	519	(22,249)	(5,943)
Commodity contracts	Other long-term liabilities	—	—	(1,955)	—
Total		61,245	23,294	(41,942)	(11,899)

Total Derivatives		$113,363	$147,797	$(154,482)	$(160,889)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The earnings impact of our derivative activity was as follows:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Three months ended September 30, 2012:
Interest rate swaps	Interest expense, net	$—	$—	$—
Commodity contracts	Cost of product sales	(23,131)	22,505	(626)
Total		$(23,131)	$22,505	$(626)

Three months ended September 30, 2011:
Interest rate swaps	Interest expense, net	$45,963	$(46,320)	$(357)
Commodity contracts	Cost of product sales	3,772	(4,508)	(736)
Total		$49,735	$(50,828)	$(1,093)

Nine months ended September 30, 2012:
Interest rate swaps	Interest expense, net	$(17,345)	$17,345	$—
Commodity contracts	Cost of product sales	(20,496)	19,058	(1,438)
Total		$(37,841)	$36,403	$(1,438)

Nine months ended September 30, 2011:
Interest rate swaps	Interest expense, net	$54,577	$(55,172)	$(595)
Commodity contracts	Cost of product sales	(7,292)	6,212	(1,080)
Total		$47,285	$(48,960)	$(1,675)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Income Statement Location (a)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Thousands of Dollars)		(Thousands of Dollars)
Three months ended September 30, 2012:
Interest rate swaps	$(3,825)	Interest expense, net	$(645)	$—
Commodity contracts	(20,629)	Cost of product sales	(8,728)	277
Total	$(24,454)		$(9,373)	$277

Three months ended September 30, 2011:
Interest rate swaps	$(63,100)	Interest expense, net	$—	$—
Commodity contracts	(46,532)	Cost of product sales	(7,733)	3,594
Total	$(109,632)		$(7,733)	$3,594

Nine months ended September 30, 2012:
Interest rate swaps	$(17,276)	Interest expense, net	$(1,697)	$—
Commodity contracts	(73,289)	Cost of product sales	(24,590)	4,287
Total	$(90,565)		$(26,287)	$4,287

Nine months ended September 30, 2011:
Interest rate swaps	$(75,930)	Interest expense, net	$—	$—
Commodity contracts	(62,986)	Cost of product sales	(8,958)	3,594
Total	$(138,916)		$(8,958)	$3,594

(a)
Amounts are included in specified location for both the gain (loss) reclassified from accumulated other comprehensive income (OCI) into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion).

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Three months ended September 30, 2012:
Commodity contracts	Cost of product sales	$(846)

Three months ended September 30, 2011:
Commodity contracts	Cost of product sales	$5,482

Nine months ended September 30, 2012:
Commodity contracts	Revenues	$(7,654)
Commodity contracts	Cost of product sales	23,091
		$15,437

Nine months ended September 30, 2011:
Commodity contracts	Revenues	$235
Commodity contracts	Cost of product sales	(5,685)
Commodity contracts	Operating expenses	46
		$(5,404)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For derivatives designated as cash flow hedging instruments, once a hedged transaction occurs, we reclassify the effective portion from accumulated OCI to “Cost of product sales” or “Interest expense, net.” As of September 30, 2012, we expect to reclassify a loss of $25.6 million to “Cost of product sales” and a loss of $4.2 million to “Interest expense, net” within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows is approximately three years for our commodity contracts and less than one year for our forward-starting interest rate swaps.

9. RELATED PARTY TRANSACTIONS

The following table summarizes information pertaining to related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Thousands of Dollars)
Revenues	$713	$286	$2,198	$823
Operating expenses	$39,032	$37,151	$115,065	$109,061
General and administrative expenses	$16,181	$8,985	$48,710	$41,968

NuStar GP, LLC
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

We had a payable to NuStar GP, LLC of $13.7 million and $6.7 million as of September 30, 2012 and December 31, 2011, respectively, with both amounts representing payroll, employee benefit plan expenses and unit-based compensation. We also had a long-term payable to NuStar GP, LLC as of September 30, 2012 and December 31, 2011 of $16.0 million and $14.5 million, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits.

Asphalt JV
As of September 30, 2012, we had a receivable from Asphalt JV of $2.1 million associated with the Asphalt Sale.

Financing Agreements and Credit Support. The NuStar JV Facility is an unsecured revolving credit facility provided by NuStar Energy that will be available to fund working capital needs and for general purposes of Asphalt JV in an aggregate principal amount not to exceed $250.0 million for a term of seven years. The NuStar JV Facility matures on September 28, 2019 and bears interest based on either an alternative base rate or a LIBOR-based rate. We recognize interest income over the term of the facility in “Interest expense, net” on the consolidated statements of comprehensive income. As of September 30, 2012, the interest rate was 4.875%. In the event NuStar Energy no longer owns an equity interest in Asphalt JV, the interest rate increases and the availability under the NuStar JV Facility is reduced to a maximum of $167.0 million after two years and $83.0 million after three years. On September 28, 2012, Asphalt JV borrowed $170.7 million from us under the NuStar JV Facility.

In addition, during the term of the NuStar JV Facility, NuStar Energy will provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million. As of September 30, 2012, NuStar Energy has provided guarantees for commodity purchases, lease obligations and certain utilities for Asphalt JV with a maximum potential exposure of $141.8 million. In addition, NuStar has provided three guarantees to suppliers that do not specify a maximum amount. All guarantees were in existence prior to the Asphalt Sale, and the majority of these guarantees have no expiration date. In the event NuStar Energy must fund its obligation under these guarantees, that amount will be added to borrowings under the NuStar JV Facility.

Terminal Service Agreements. Simultaneously with the Asphalt Sale, we entered into four terminal service agreements with Asphalt JV for our terminals in Wilmington, NC, Rosario, NM, Catoosa, OK and Houston, TX. Pursuant to the terms of the agreements, we will provide aggregate storage capacity of 0.8 million barrels and blending services to Asphalt JV for a service charge of $1.5 million per year. The storage charge will be adjusted annually based on the percentage increase in the consumer price index. The terminal service agreements each have a term of ten years, with Asphalt JV's option to extend for an additional five years. Asphalt JV also has the option to terminate any terminal service agreement with 90 days written notice. If any of the terminal service agreements are extended, the storage charge will be based on the then-current fair market storage rates for

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

comparable storage services charged by us to third parties.

Crude Oil Supply Agreements. In connection with the Asphalt Sale, NuStar Marketing LLC assigned the crude oil supply agreement (the PDVSA Crude Oil Supply Agreement) with an affiliate of Petróleos de Venezuela S. A. (PDVSA) to NuStar Logistics.

Simultaneously with the Asphalt Sale, we entered into a crude oil supply agreement with Asphalt JV (the Asphalt JV Crude Oil Supply Agreement) that commits Asphalt JV to purchase from us in a given year the lesser of (i) the number of barrels of crude oil required to be purchased by us from PDVSA under the PDVSA Crude Oil Supply Agreement for such year or (ii) 35,000 barrels per day of crude oil multiplied by the number of days in such year. The price for the crude oil under this agreement will be the actual price paid by us to PDVSA under the PDVSA Crude Oil Supply Agreement and will include any credits received or adjustments made. The Asphalt JV Crude Oil Supply Agreement is effective for the term of the PDVSA Crude Oil Supply Agreement.

Services Agreements Between Asphalt JV and NuStar GP,LLC. In conjunction with the Asphalt Sale, NuStar GP, LLC entered into a services agreement with Asphalt JV, effective September 28, 2012 (the Asphalt JV Services Agreement). The Asphalt JV Services Agreement provides that NuStar GP, LLC will furnish certain administrative and other operating services necessary to conduct the business of Asphalt JV. Asphalt JV will compensate NuStar GP, LLC for these services through an annual fee totaling $10.0 million, subject to adjustment based on the annual merit increase percentage applicable to NuStar GP, LLC employees for the most recently completed contract year. The Asphalt JV Services Agreement will terminate on December 31, 2017 and will automatically renew for successive two-year terms. Asphalt JV may terminate the Asphalt JV Services Agreement at any time, with 180 days prior written notice or reduce the level of service with 45 days prior written notice.

In addition, NuStar GP, LLC entered into an employee services agreement with Asphalt JV, effective September 28, 2012 (the Asphalt JV Employee Services Agreement). The Asphalt JV Employee Services Agreement provides that certain of NuStar GP, LLC employees will provide employee-services to Asphalt JV. In exchange, Asphalt JV will reimburse NuStar GP, LLC for the compensation expense of those employees at the same rates that were in effect at the effective date of the Asphalt JV Employee Services Agreement, including an annual bonus amount that does not exceed NuStar GP, LLC’s target bonus plan. The employees covered under the Asphalt JV Employee Services Agreement will not be entitled to any new unit-based compensation grants from NuStar GP, LLC, and Asphalt JV will not be responsible for unit-based compensation costs prior to the effective date. The Asphalt JV Employee Services Agreement will terminate on December 31, 2012.

Other
For the three and nine months ended September 30, 2012, the majority of related party revenues resulted from storage agreements between our Turkey subsidiary and the noncontrolling shareholder. We had a receivable of $0.3 million as of September 30, 2012 related to these revenues.

10. OTHER (EXPENSE) INCOME

Other (expense) income, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Thousands of Dollars)
(Loss) gain from sale or disposition of assets	$(19,880)	$(119)	$(19,828)	$117
Contingent loss adjustment	—	(3,250)	—	(3,250)
Storage agreement early termination costs	—	—	—	(5,000)
Foreign exchange (losses) gains	(1,069)	3,059	(3,568)	2,483
Other, net	1,009	1,077	2,012	(49)
Other (expense) income, net	$(19,940)	$767	$(21,384)	$(5,699)

For the three and nine months ended September 30, 2012, the (loss) gain on sale or disposition of assets included a $21.6 million loss in connection with the deconsolidation of Asphalt JV. See Note 2. Dispositions for additional discussion on the Asphalt Sale.

For the nine months ended September 30, 2011, “Other (expense) income, net” included $5.0 million in costs associated with the early termination of a third-party storage agreement at our Paulsboro, New Jersey asphalt refinery.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. PARTNERS’ EQUITY

Issuance of Common Units
On September 10, 2012, we issued 7,130,000 common units representing limited partner interests at a price of $48.94 per unit. We used the net proceeds from this offering of $344.1 million, including a contribution of $7.1 million from our general partner to maintain its 2% general partner interest, for general partnership purposes, including repayments of outstanding borrowings under our 2012 Revolving Credit Agreement and working capital purposes.

Partners’ Equity Activity
The following table summarizes changes in the carrying amount of equity attributable to NuStar Energy L.P. partners and noncontrolling interest:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity
	(Thousands of Dollars)
Beginning balance	$2,408,269	$12,848	$2,421,117	$2,644,221	$14,745	$2,658,966
Net (loss) income	4,389	(47)	4,342	70,158	123	70,281
Other comprehensive (loss) income:
Foreign currency translation adjustment	6,608	113	6,721	(22,165)	(2,186)	(24,351)
Net unrealized loss on cash flow hedges	(24,454)	—	(24,454)	(109,632)	—	(109,632)
Net loss reclassified into income on cash flow hedges	9,373	—	9,373	7,733	—	7,733
Total other comprehensive (loss) income	(8,473)	113	(8,360)	(124,064)	(2,186)	(126,250)
Cash distributions to partners	(89,076)	—	(89,076)	(81,339)	—	(81,339)
Issuance of common units, including contribution from general partner	344,076	—	344,076	3,391	—	3,391
Ending balance	$2,659,185	$12,914	$2,672,099	$2,512,367	$12,682	$2,525,049

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity
	(Thousands of Dollars)
Beginning balance	$2,852,201	$12,134	$2,864,335	$2,702,700	$—	$2,702,700
Acquisition	—	—	—	—	15,000	15,000
Net (loss) income	(215,997)	(217)	(216,214)	191,259	143	191,402
Other comprehensive (loss) income:
Foreign currency translation adjustment	10,704	997	11,701	(14,454)	(2,461)	(16,915)
Net unrealized loss on cash flow hedges	(90,565)	—	(90,565)	(138,916)	—	(138,916)
Net loss reclassified into income on cash flow hedges	26,287	—	26,287	8,958	—	8,958
Total other comprehensive (loss) income	(53,574)	997	(52,577)	(144,412)	(2,461)	(146,873)
Cash distributions to partners	(267,228)	—	(267,228)	(240,571)	—	(240,571)
Issuance of common units, including contribution from general partner	344,076	—	344,076	3,391	—	3,391
Other	(293)	—	(293)	—	—	—
Ending balance	$2,659,185	$12,914	$2,672,099	$2,512,367	$12,682	$2,525,049

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Thousands of Dollars)
Net (loss) income attributable to NuStar Energy L.P.	$4,389	$70,158	$(215,997)	$191,259
Less general partner incentive distribution	10,805	8,972	30,437	26,503
Net (loss) income after general partner incentive distribution	(6,416)	61,186	(246,434)	164,756
General partner interest	2%	2%	2%	2%
General partner allocation of net (loss) income after general partner incentive distribution	(128)	1,223	(4,928)	3,294
General partner incentive distribution	10,805	8,972	30,437	26,503
Net income applicable to general partner	$10,677	$10,195	$25,509	$29,797

Cash Distributions
On August 10, 2012, we paid a quarterly cash distribution totaling $89.1 million, or $1.095 per unit, related to the second quarter of 2012. On October 25, 2012, we announced a quarterly cash distribution of $1.095 per unit related to the third quarter of 2012. This distribution will be paid on November 14, 2012 to unitholders of record on November 9, 2012 and will total $98.1 million.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,628	$5,525	$4,847
General partner incentive distribution	10,805	8,972	30,437	26,503
Total general partner distribution	12,766	10,600	35,962	31,350
Limited partners’ distribution	85,285	70,814	240,241	211,019
Total cash distributions	$98,051	$81,414	$276,203	$242,369

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$3.285	$3.265

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

The following table details the calculation of earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net (loss) income attributable to NuStar Energy L.P.	$4,389	$70,158	$(215,997)	$191,259
Less general partner distribution (including IDR)	12,766	10,600	35,962	31,350
Less limited partner distribution	85,285	70,814	240,241	211,019
Distributions (greater than) less than earnings	$(93,662)	$(11,256)	$(492,200)	$(51,110)

General partner earnings:
Distributions	$12,766	$10,600	$35,962	$31,350
Allocation of distributions (greater than) less than earnings (2%)	(1,874)	(225)	(9,846)	(1,023)
Total	$10,892	$10,375	$26,116	$30,327

Limited partner earnings:
Distributions	$85,285	$70,814	$240,241	$211,019
Allocation of distributions (greater than) less than earnings (98%)	(91,788)	(11,031)	(482,354)	(50,087)
Total	$(6,503)	$59,783	$(242,113)	$160,932

Weighted-average limited partner units outstanding	72,383,578	64,612,423	71,302,538	64,611,181

Net (loss) income per unit applicable to limited partners	$(0.09)	$0.92	$(3.40)	$2.49

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. STATEMENTS OF CASH FLOWS
Changes in current assets and current liabilities were as follows:

	Nine Months Ended September 30,
	2012	2011
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$95,213	$(148,814)
Receivable from related party	(3,149)	—
Inventories	60,878	(176,936)
Income tax receivable	3,190	—
Other current assets	(17,571)	(25,838)
Increase (decrease) in current liabilities:
Accounts payable	(11,854)	153,626
Payable to related party	6,976	2,023
Accrued interest payable	(5,867)	(6,092)
Accrued liabilities	(21,253)	(21,471)
Taxes other than income tax	2,662	5,607
Income tax payable	(475)	1,468
Changes in current assets and current liabilities	$108,750	$(216,427)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable balance sheets due to our deconsolidation of the Asphalt Operations in connection with the Asphalt Sale and the effect of foreign currency translation.

Cash flows related to interest and income taxes were as follows:

	Nine Months Ended September 30,
	2012	2011
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$85,583	$87,576
Cash paid for income taxes, net of tax refunds received	$18,308	$11,974

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. INCOME TAXES

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	September 30, 2012	December 31, 2011
	(Thousands of Dollars)
Deferred income tax assets:
Net operating losses	$24,552	$17,089
Environmental and legal reserves	216	14,822
Capital loss	1,712	1,044
Valuation allowance	(71)	(1,161)
Total deferred income tax assets	26,409	31,794

Deferred income tax liabilities:
Property, plant and equipment	(54,184)	(57,392)
Other	(996)	(698)
Total deferred income tax liabilities	(55,180)	(58,090)

Net deferred income tax liability	$(28,771)	$(26,296)

Reported on the Consolidated Balance Sheets as:
Deferred income tax asset	$2,080	$9,141
Deferred income tax liability	(30,851)	(35,437)
Net deferred income tax liability	$(28,771)	$(26,296)

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Thousands of Dollars)
Revenues:
Storage:
Third parties	$128,538	$128,561	$389,412	$381,460
Intersegment	19,679	13,042	55,542	35,925
Related party	713	286	2,198	823
Total storage	148,930	141,889	447,152	418,208
Transportation:
Third parties	92,570	81,834	244,938	226,406
Intersegment	1,160	65	2,171	65
Total transportation	93,730	81,899	247,109	226,471
Asphalt and fuels marketing:
Third parties	1,522,945	1,613,669	4,745,815	4,039,461
Intersegment	99	5,024	406	9,618
Total asphalt and fuels marketing	1,523,044	1,618,693	4,746,221	4,049,079
Consolidation and intersegment eliminations	(20,938)	(18,131)	(58,119)	(45,608)
Total revenues	$1,744,766	$1,824,350	$5,382,363	$4,648,150

Operating income:
Storage	$50,422	$48,778	$160,696	$140,322
Transportation	42,597	38,248	111,418	102,808
Asphalt and fuels marketing	(15,682)	25,418	(323,996)	97,689
Consolidation and intersegment eliminations	(22)	29	(48)	(16)
Total segment operating (loss) income	77,315	112,473	(51,930)	340,803
General and administrative expenses	(24,954)	(17,731)	(75,276)	(69,833)
Other depreciation and amortization expense	(1,639)	(1,765)	(5,492)	(4,911)
Other asset impairment loss	—	—	(3,295)	—
Gain on legal settlement	—	—	28,738	—
Total operating (loss) income	$50,722	$92,977	$(107,255)	$266,059

Total assets by reportable segment were as follows:

	September 30, 2012	December 31, 2011
	(Thousands of Dollars)
Storage	$2,609,293	$2,597,904
Transportation	1,355,492	1,251,474
Asphalt and fuels marketing	996,154	1,717,960
Total segment assets	4,960,939	5,567,338
Other partnership assets	402,945	313,852
Total consolidated assets	$5,363,884	$5,881,190

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

Condensed Consolidating Balance Sheets
September 30, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$7,281	$12	$—	$100,163	$—	$107,456
Receivables, net	—	38,215	10,350	410,091	(3,161)	455,495
Inventories	—	2,585	8,050	230,079	(20)	240,694
Income tax receivable	—	—	—	995	—	995
Other current assets	—	18,367	1,311	39,922	—	59,600
Intercompany receivable	—	383,534	568,526	—	(952,060)	—
Total current assets	7,281	442,713	588,237	781,250	(955,241)	864,240
Property, plant and equipment, net	—	1,353,763	584,868	1,216,459	—	3,155,090
Intangible assets, net	—	1,929	—	24,589	—	26,518
Goodwill	—	18,094	170,652	634,165	—	822,911
Investment in wholly owned subsidiaries	3,248,470	67,390	1,228,601	2,322,860	(6,867,321)	—
Investment in joint ventures	—	48,696	—	67,443	—	116,139
Deferred income tax asset	—	—	—	2,080	—	2,080
Note receivable from related party	—	170,711	—	—	—	170,711
Other long-term assets, net	498	157,006	26,328	22,363	—	206,195
Total assets	$3,256,249	$2,260,302	$2,598,686	$5,071,209	$(7,822,562)	$5,363,884
Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$232,428	$251,535	$33,900	$—	$517,863
Payables	100	54,642	9,502	392,256	(3,161)	453,339
Accrued interest payable	—	19,049	4,896	21	—	23,966
Accrued liabilities	750	54,972	6,165	35,554	—	97,441
Taxes other than income tax	63	6,339	3,566	5,052	—	15,020
Income tax payable	—	230	2	2,539	—	2,771
Intercompany payable	515,170	—	—	436,891	(952,061)	—
Total current liabilities	516,083	367,660	275,666	906,213	(955,222)	1,110,400
Long-term debt, less current portion	—	1,518,543	—	—	—	1,518,543
Long-term payable to related party	—	10,562	—	5,442	—	16,004
Deferred income tax liability	—	—	—	30,851	—	30,851
Other long-term liabilities	—	2,821	165	13,001	—	15,987
Total partners’ equity	2,740,166	360,716	2,322,855	4,115,702	(6,867,340)	2,672,099
Total liabilities and partners’ equity	$3,256,249	$2,260,302	$2,598,686	$5,071,209	$(7,822,562)	$5,363,884
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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive (Loss) Income
For the Three Months Ended September 30, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$98,529	$48,486	$1,606,734	$(8,983)	$1,744,766
Costs and expenses	460	58,001	36,977	1,607,594	(8,988)	1,694,044
Operating (loss) income	(460)	40,528	11,509	(860)	5	50,722
Equity in earnings (loss) of subsidiaries	4,849	(13,291)	13,862	24,246	(29,666)	—
Equity in (loss) earnings of joint ventures	—	(3,304)	—	2,353	—	(951)
Interest expense, net	—	(21,777)	(2,800)	(290)	—	(24,867)
Other (expense) income, net	—	(21,491)	1,678	(127)	—	(19,940)
Income (loss) before income tax expense	4,389	(19,335)	24,249	25,322	(29,661)	4,964
Income tax expense	—	97	1	524	—	622
Net income (loss)	4,389	(19,432)	24,248	24,798	(29,661)	4,342
Less net loss attributable to noncontrolling interest	—	—	—	(47)	—	(47)
Net income (loss) attributable to NuStar Energy L.P.	$4,389	$(19,432)	$24,248	$24,845	$(29,661)	$4,389

Comprehensive income (loss)	$4,389	$(22,612)	$24,248	$19,618	$(29,661)	$(4,018)
Less comprehensive income attributable to noncontrolling interest	—	—	—	66	—	66
Comprehensive income (loss) attributable to NuStar Energy L.P.	$4,389	$(22,612)	$24,248	$19,552	$(29,661)	$(4,084)

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended September 30, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$78,554	$46,076	$1,708,288	$(8,568)	$1,824,350
Costs and expenses	482	38,068	32,090	1,669,422	(8,689)	1,731,373
Operating (loss) income	(482)	40,486	13,986	38,866	121	92,977
Equity in earnings of subsidiaries	70,641	7,285	29,828	51,102	(158,856)	—
Equity in earnings of joint venture	—	—	—	2,599	—	2,599
Interest expense, net	—	(15,210)	(5,685)	(670)	—	(21,565)
Other income, net	—	109	246	412	—	767
Income (loss) before income tax expense	70,159	32,670	38,375	92,309	(158,735)	74,778
Income tax expense	1	542	—	3,954	—	4,497
Net income (loss)	70,158	32,128	38,375	88,355	(158,735)	70,281
Less net income attributable to noncontrolling interest	—	—	—	123	—	123
Net income (loss) attributable to NuStar Energy L.P.	$70,158	$32,128	$38,375	$88,232	$(158,735)	$70,158

Comprehensive income (loss)	$70,158	$(30,972)	$38,375	$25,205	$(158,735)	$(55,969)
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(2,063)	—	(2,063)
Comprehensive income (loss) attributable to NuStar Energy L.P.	$70,158	$(30,972)	$38,375	$27,268	$(158,735)	$(53,906)

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive (Loss) Income
For the Nine Months Ended September 30, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$262,585	$142,769	$5,000,895	$(23,886)	$5,382,363
Costs and expenses	1,280	155,739	103,673	5,252,848	(23,922)	5,489,618
Operating (loss) income	(1,280)	106,846	39,096	(251,953)	36	(107,255)
Equity in (loss) earnings of subsidiaries	(214,717)	(342,197)	76,380	106,073	374,461	—
Equity in (loss) earnings of joint ventures	—	(3,304)	—	7,120	—	3,816
Interest expense, net	—	(60,540)	(9,799)	(698)	—	(71,037)
Other (expense) income, net	—	(21,199)	1,751	(1,936)	—	(21,384)
(Loss) income before income tax expense	(215,997)	(320,394)	107,428	(141,394)	374,497	(195,860)
Income tax expense	—	238	1,331	18,785	—	20,354
Net (loss) income	(215,997)	(320,632)	106,097	(160,179)	374,497	(216,214)
Less net loss attributable to noncontrolling interest	—	—	—	(217)	—	(217)
Net (loss) income attributable to NuStar Energy L.P.	$(215,997)	$(320,632)	$106,097	$(159,962)	$374,497	$(215,997)

Comprehensive (loss) income	$(215,997)	$(336,211)	$106,097	$(197,177)	$374,497	$(268,791)
Less comprehensive income attributable to noncontrolling interest	—	—	—	780	—	780
Comprehensive (loss) income attributable to NuStar Energy L.P.	$(215,997)	$(336,211)	$106,097	$(197,957)	$374,497	$(269,571)

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Nine Months Ended September 30, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$212,483	$136,525	$4,325,226	$(26,084)	$4,648,150
Costs and expenses	1,283	124,399	98,669	4,184,028	(26,288)	4,382,091
Operating (loss) income	(1,283)	88,084	37,856	141,198	204	266,059
Equity in earnings of subsidiaries	192,543	41,827	86,491	146,940	(467,801)	—
Equity in earnings of joint venture	—	—	—	6,997	—	6,997
Interest expense, net	—	(43,234)	(17,236)	(2,174)	—	(62,644)
Other income (loss), net	—	292	265	(6,256)	—	(5,699)
Income (loss) before income tax expense	191,260	86,969	107,376	286,705	(467,597)	204,713
Income tax expense	1	1,569	—	11,741	—	13,311
Net income (loss)	191,259	85,400	107,376	274,964	(467,597)	191,402
Less net income attributable to noncontrolling interest	—	—	—	143	—	143
Net income (loss) attributable to NuStar Energy L.P.	$191,259	$85,400	$107,376	$274,821	$(467,597)	$191,259

Comprehensive income (loss)	$191,259	$9,470	$107,376	$204,021	$(467,597)	$44,529
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(2,318)	—	(2,318)
Comprehensive income (loss) attributable to NuStar Energy L.P.	$191,259	$9,470	$107,376	$206,339	$(467,597)	$46,847

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$265,905	$91,736	$46,183	$142,700	$(274,645)	$271,879
Cash flows from investing activities:
Capital expenditures	—	(237,408)	(11,816)	(71,554)	—	(320,778)
Investment in other long-term assets	—	—	—	(2,364)	—	(2,364)
Proceeds from sale or disposition of assets	—	150	4,531	30,866	—	35,547
Proceeds from sale of Asphalt Operations	—	436,276	—	—	—	436,276
Increase in note receivable from related party	—	(170,711)	—	—	—	(170,711)
Investment in subsidiaries	(344,244)	—	—	(34)	344,278	—
Net cash (used in) provided by investing activities	(344,244)	28,307	(7,285)	(43,086)	344,278	(22,030)
Cash flows from financing activities:
Debt borrowings	—	1,877,048	—	—	—	1,877,048
Debt repayments	—	(2,109,058)	(250,000)	—	—	(2,359,058)
Senior note offering, net	—	247,408	—	—	—	247,408
Issuance of common units, net of issuance costs	336,662	—	—	—	—	336,662
General partner contribution	7,121	—	—	—	—	7,121
Distributions to unitholders and general partner	(267,228)	(267,228)	—	(7,426)	274,654	(267,228)
Contributions from (distributions to) affiliates	—	344,244	—	34	(344,278)	—
Payments for termination of interest rate swaps	—	(5,678)	—	—	—	(5,678)
Net intercompany borrowings (repayments)	9,059	(206,846)	211,102	(13,306)	(9)	—
Other, net	(133)	496	—	—	—	363
Net cash provided by (used in) financing activities	85,481	(119,614)	(38,898)	(20,698)	(69,633)	(163,362)
Effect of foreign exchange rate changes on cash	—	(431)	—	3,903	—	3,472
Net increase (decrease) in cash and cash equivalents	7,142	(2)	—	82,819	—	89,959
Cash and cash equivalents as of the beginning of the period	139	14	—	17,344	—	17,497
Cash and cash equivalents as of the end of the period	$7,281	$12	$—	$100,163	$—	$107,456

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$239,146	$84,681	$20,883	$(2,244)	$(240,595)	$101,871
Cash flows from investing activities:
Capital expenditures	—	(152,764)	(4,954)	(86,240)	—	(243,958)
Acquisition	—	—	—	(100,693)	—	(100,693)
Investment in other long-term assets	—	—	—	(8,449)	—	(8,449)
Proceeds from sale or disposition of assets	—	57	79	309	—	445
Investment in subsidiaries	(57,300)	(47,820)	(56,727)	(56,727)	218,574	—
Net cash used in investing activities	(57,300)	(200,527)	(61,602)	(251,800)	218,574	(352,655)
Cash flows from financing activities:
Debt borrowings	—	738,702	—	—	—	738,702
Debt repayments	—	(379,753)	—	—	—	(379,753)
Issuance of common units, net of issuance costs	1,583	—	—	—	—	1,583
General partner contribution	70	—	—	—	—	70
Distributions to unitholders and general partner	(240,571)	(240,571)	—	(24)	240,595	(240,571)
Contributions from (distributions to) affiliates	57,300	(57,300)	56,727	161,847	(218,574)	—
Proceeds from termination of interest rate swaps	—	12,632	—	—	—	12,632
Net intercompany borrowings (repayments)	(159)	(66,833)	(16,008)	83,000	—	—
Other, net	—	181	—	(966)	—	(785)
Net cash (used in) provided by financing activities	(181,777)	7,058	40,719	243,857	22,021	131,878
Effect of foreign exchange rate changes on cash	—	1,139	—	(4,140)	—	(3,001)
Net increase (decrease) in cash and cash equivalents	69	(107,649)	—	(14,327)	—	(121,907)
Cash and cash equivalents as of the beginning of the period	53	107,655	—	73,413	—	181,121
Cash and cash equivalents as of the end of the period	$122	$6	$—	$59,086	$—	$59,214

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. SUBSEQUENT EVENT

TexStar Purchase Agreement
On November 2, 2012, NuStar Logistics entered into an Asset Purchase Agreement (the Purchase Agreement) with TexStar Crude Oil Services, LP, TexStar Crude Oil Pipeline, LP, TexStar Midstream Utility, LP, TexStar Midstream Transport, LP, TexStar Midstream Services, LP and Frio LaSalle Pipeline, LP (collectively, the Sellers), to purchase the following assets:

•
approximately 140 miles of crude oil pipelines and gathering lines that are currently under construction and upon completion will have throughput capacity of 100,000 barrels per day (the Crude Oil Pipelines);

•	five terminals and storage facilities providing 643,400 barrels of storage capacity (the Crude Oil Terminals and Storage Facilities); and

•	38 miles of natural gas liquids (NGL) Y-grade pipeline and two fractionators with a combined capacity of 57,000 barrels per day (the NGL Assets); with the NGL Assets currently under construction.

The acquisition also includes a lease for a terminal and storage facility located near Corpus Christi providing 144,000 barrels of storage capacity (the Redfish Bay Lease). The Crude Oil Pipelines, the Crude Oil Terminals and Storage Facilities and the Redfish Bay Lease are collectively referred to herein as the “Crude Oil Assets.” The Crude Oil Assets and the NGL Assets are collectively referred to herein as the “Assets.”

The purchase price for the Assets is approximately $425.0 million, subject to certain purchase price adjustments, and is expected to close in two separate transactions. The acquisition of the Crude Oil Assets is expected to close in December 2012 (the Initial Closing), subject to customary closing conditions such as approval under the Hart-Scott Rodino Antitrust Improvements Act. The acquisition of the NGL Assets is expected to close in the first quarter of 2013 (the Second Closing), subject to certain closing conditions such as completion of the Initial Closing and achieving certain milestones with respect to the development of the NGL Assets. If the Second Closing does not occur, it will have no impact on the Purchase Agreement with respect to the Crude Oil Assets. The Initial Closing and the Second Closing are collectively referred to herein as the “Transaction.” Upon the Initial Closing, we will pay the Sellers approximately $325.0 million and at the Second Closing, we will pay the Sellers approximately $100.0 million. Both payments are subject to certain purchase price adjustments. We expect to fund the purchase price with a combination of borrowings under our 2012 Revolving Credit Agreement and potential equity or debt offerings, pending market conditions.

The parties to the Purchase Agreement have made customary representations, warranties and covenants for a transaction of this type in this industry, including, among others, Sellers' agreement to continue to operate the Assets, during the period prior to the consummation of the Transaction, in the ordinary course of business, consistent with past practice or as otherwise set forth in the Purchase Agreement. The Sellers also agreed to continue construction of the Crude Oil Assets and NGL Assets. The Purchase Agreement also contains post-closing indemnification obligations for, among other matters, breaches of representations and warranties and certain retained and assumed obligations.

The Purchase Agreement contains certain termination rights prior to consummation of the Transaction by: (i) mutual written consent of NuStar Logistics and Sellers; (ii) NuStar Logistics if casualty losses result in damages in excess of $17.0 million; (iii) NuStar Logistics or Sellers, as applicable, if the other party has breached a representation, warranty or covenant contained in the Purchase Agreement so that such party is incapable of fulfilling its obligations under a closing condition; (iv) by NuStar Logistics or Sellers if the Initial Closing has not occurred by December 15, 2012, subject to extension as provided in the Purchase Agreement; or (v) by NuStar Logistics or Sellers if the Second Closing has not occurred by January 31, 2013, subject to extension as provided in the Purchase Agreement.

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

OVERVIEW
NuStar Energy L.P. (NuStar Energy) is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 15.1% total interest in us as of September 30, 2012. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in six sections:

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

On September 28, 2012, we sold a 50% voting interest (the Asphalt Sale) in NuStar Asphalt LLC (Asphalt JV), previously a wholly-owned subsidiary, to an affiliate of Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm. Asphalt JV owns and operates asphalt refining assets that were previously wholly owned by NuStar Energy, including the asphalt refineries located in Paulsboro, New Jersey and Savannah, Georgia (collectively, the Asphalt Operations). Lindsay Goldberg paid $175.0 million for the Class A equity interests (Class A Interests) of Asphalt JV, while we retained the Class B equity interests with a fair value of $52.0 million (Class B Interests). The Class A Interests have a distribution preference over the Class B Interests, as well as a liquidation preference. At closing, we received $261.3 million from Asphalt JV for inventory related to the Asphalt Operations, pending a final inventory valuation. Since the fair value of the consideration we received was less than the carrying amount of the assets of the Asphalt Operations, we recognized a loss of $21.6 million in “Other (expense) income, net” in the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012.

Upon closing, we deconsolidated Asphalt JV and started reporting our remaining investment in Asphalt JV using the equity method of accounting. Therefore, as of September 30, 2012, we have presented our 50% interest in Asphalt JV as “Investment in joint ventures” on the consolidated balance sheet. The condensed consolidated statements of comprehensive income include the results of operations for Asphalt JV in “Equity in earnings of joint ventures” commencing on September 28, 2012. Because of our continued involvement with Asphalt JV, we have not presented the results of operations for the Asphalt Operations prior to closing as discontinued operations.

In anticipation of the Asphalt Sale, we evaluated the goodwill and other long-lived assets associated with the Asphalt Operations for potential impairment. We determined the fair value of the Asphalt Operations reporting unit was less than its carrying value, which resulted in the recognition of a goodwill impairment loss of $22.1 million in the second quarter of 2012. In addition, we recorded an impairment loss of $244.3 million in the second quarter of 2012 to write-down the carrying value of long-lived assets related to the Asphalt Operations, including fixed assets, intangible assets and other long-term assets to their estimated fair value. The goodwill impairment loss and the asset impairment loss related to the Asphalt Operations is reported in the asphalt and fuels marketing segment. Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of the Asphalt Sale. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion on the related asset impairments and the fair value measurements.

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Change
	2012	2011
Statement of Income Data:
Revenues:
Services revenues	$221,821	$210,681	$11,140
Product sales	1,522,945	1,613,669	(90,724)
Total revenues	1,744,766	1,824,350	(79,584)

Costs and expenses:
Cost of product sales	1,486,985	1,535,609	(48,624)
Operating expenses	142,419	135,615	6,804
General and administrative expenses	24,954	17,731	7,223
Depreciation and amortization expense	39,686	42,418	(2,732)
Total costs and expenses	1,694,044	1,731,373	(37,329)

Operating income	50,722	92,977	(42,255)
Equity in (loss) earnings of joint ventures	(951)	2,599	(3,550)
Interest expense, net	(24,867)	(21,565)	(3,302)
Other (expense) income, net	(19,940)	767	(20,707)
Income before income tax expense	4,964	74,778	(69,814)
Income tax expense	622	4,497	(3,875)
Net income	$4,342	$70,281	$(65,939)

Net (loss) income per unit applicable to limited partners	$(0.09)	$0.92	$(1.01)

Weighted-average limited partner units outstanding	72,383,578	64,612,423	7,771,155

Highlights
Net income decreased $65.9 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, primarily due to a decrease in segment operating income and an increase in other expense and general and administrative expenses. Segment operating income decreased $35.2 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, primarily due to an operating loss from the asphalt and fuels marketing segment. Other expense increased for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, mainly due to a $21.6 million loss related to the Asphalt Sale.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended September 30,		Change
	2012	2011
Storage:
Throughput (barrels/day)	780,560	721,618	58,942
Throughput revenues	$23,222	$21,743	$1,479
Storage lease revenues	125,708	120,146	5,562
Total revenues	148,930	141,889	7,041
Operating expenses	75,210	71,386	3,824
Depreciation and amortization expense	23,298	21,725	1,573
Segment operating income	$50,422	$48,778	$1,644

Transportation:
Refined products pipelines throughput (barrels/day)	521,255	523,279	(2,024)
Crude oil pipelines throughput (barrels/day)	368,846	319,103	49,743
Total throughput (barrels/day)	890,101	842,382	47,719
Throughput revenues	$93,730	$81,899	$11,831
Operating expenses	37,788	30,796	6,992
Depreciation and amortization expense	13,345	12,855	490
Segment operating income	$42,597	$38,248	$4,349

Asphalt and Fuels Marketing:
Product sales	$1,523,044	$1,618,693	$(95,649)
Cost of product sales	1,495,312	1,545,340	(50,028)
Gross margin	27,732	73,353	(45,621)
Operating expenses	42,010	41,862	148
Depreciation and amortization expense	1,404	6,073	(4,669)
Segment operating (loss) income	$(15,682)	$25,418	$(41,100)

Consolidation and Intersegment Eliminations:
Revenues	$(20,938)	$(18,131)	$(2,807)
Cost of product sales	(8,327)	(9,731)	1,404
Operating expenses	(12,589)	(8,429)	(4,160)
Total	$(22)	$29	$(51)

Consolidated Information:
Revenues	$1,744,766	$1,824,350	$(79,584)
Cost of product sales	1,486,985	1,535,609	(48,624)
Operating expenses	142,419	135,615	6,804
Depreciation and amortization expense	38,047	40,653	(2,606)
Segment operating income	77,315	112,473	(35,158)
General and administrative expenses	(24,954)	(17,731)	(7,223)
Other depreciation and amortization expense	(1,639)	(1,765)	126
Consolidated operating income	$50,722	$92,977	$(42,255)

Storage
Throughputs increased 58,942 barrels per day and throughput revenues increased $1.5 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, primarily due to new contracts at our Corpus Christi crude storage tanks that became effective July 1, 2012 associated with Eagle Ford Shale projects. Throughputs and revenues also increased due to increased demand in markets served by our Texas City crude storage tanks.

Storage lease revenues increased $5.6 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, primarily due to an increase of $12.1 million from completed expansion projects, including a new unit train offloading facility and tank expansion at our St. James terminal.

These increases were partially offset by:

•	a decrease of $2.3 million due to the sale of five refined product terminals in April 2012;

•
a decrease of $1.9 million due to the conversion of some lease-based contracts to throughput-based contracts at our Corpus Christi crude storage tanks effective July 1, 2012 associated with Eagle Ford Shale projects; and

•	a decrease of $1.5 million at our Point Tupper terminal, mainly due to a decrease in throughputs.

Operating expenses increased $3.8 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, mainly due to increased salaries and wages and less capitalized overhead as a result of fewer capital projects.

Depreciation and amortization expense increased $1.6 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, primarily due to the completion of the St. James terminal unit train and tank expansion projects.

Transportation
Revenues increased $11.8 million and throughputs increased 47,719 barrels per day, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, primarily due to:

•
an increase in revenues of $6.7 million and an increase in throughputs of 48,912 barrels per day on crude oil pipelines that serve Eagle Ford Shale production in South Texas, two of which were placed in service in the second and third quarters of 2011. In addition, we entered into a new customer contract and increased fees on certain pipelines in the third quarter of 2012;

•
an increase in revenues of $1.7 million and an increase in throughputs of 5,340 barrels per day on the North Pipeline mainly due to increased output following the completion of an expansion project at the Mandan refinery in June 2012;

•
an increase in revenues of $1.4 million and an increase in throughputs of 7,580 barrels per day on the East Pipeline mainly due to 2011 turnaround activity and operating issues at refineries served by the pipeline;

•	an increase in revenues of $1.3 million and an increase in throughputs of 7,878 barrels per day on refined product pipelines that serve the McKee refinery due to increased demand; and

•	an increase in revenues of $1.2 million and an increase in throughputs of 11,782 barrels per day on the Elmendorf to San Antonio crude oil pipeline that was placed in service in April 2012.

These increases in revenues and throughputs were partially offset by a decrease in revenues of $2.0 million and a decrease in throughputs of 25,298 barrels per day on the Houston pipeline as it is being converted to new service.

Operating expenses increased $7.0 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, mainly due to temporary barge rental costs to move a customer’s product associated with Eagle Ford Shale projects and increased regulatory expenses on the Ammonia Pipeline.

Asphalt and Fuels Marketing
Sales and cost of product sales decreased $95.6 million and $50.0 million, respectively, resulting in a decrease in total gross margin of $45.6 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The gross margin from our fuels marketing operations decreased $22.0 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, primarily due to hedge losses and a decrease in the gross margin per barrel and volumes sold associated with our crude oil sales. In addition, we reduced the scope of our bunker fuel operations this quarter by liquidating our inventory and exiting two markets where results had been weak, which contributed to the decrease in gross margin for our bunker fuel sales.

The gross margin from the San Antonio refinery decreased $14.5 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, mainly due to hedge losses and a decrease in the gross margin per barrel, which resulted from higher weighted-average inventory costs and sales prices that either decreased, or remained flat, compared to the same period in prior year.

The gross margin from our asphalt operations decreased $8.7 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, mainly due to weak demand for asphalt, resulting in a 17% decrease in volumes sold and a decrease in gross margin per barrel. The gross margin per barrel decreased to $5.55 for the three months ended September 30, 2012, compared to $5.96 for the three months ended September 30, 2011.

Operating expenses remained flat for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. Operating expenses for our fuels marketing operations increased, mainly due to increased fuel and vessel costs associated with bunker fuel sales and increased railcar costs associated with fuel oil sales. Increases in operating expenses were offset by decreased costs associated with storage agreements that expired in 2012 related to our asphalt operations.

Depreciation and amortization expense decreased $4.7 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, as a result of reclassifying depreciable assets related to our asphalt operations to “Assets held for sale” on the consolidated balance sheet and discontinuing depreciation of these assets as of June 30, 2012.

Consolidation and Intersegment Eliminations
Revenue, cost of product sales and operating expense eliminations primarily relate to storage and transportation fees charged to the asphalt and fuels marketing segment by the transportation and storage segments.

General
General and administrative expenses increased $7.2 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, primarily due to higher compensation expense associated with our long-term incentive plans, which fluctuates with our unit price.

Equity in (loss) earnings of joint ventures changed by $3.6 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, mainly due to a $3.3 million loss from our investment in Asphalt JV.

Interest expense, net increased $3.3 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, mainly due to higher interest rates and letter of credit fees on the new $1.5 billion five-year revolving credit agreement. In addition, we had reduced benefits from interest rate swaps for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, as we had fewer fixed-to-floating interest rate swaps in 2012 compared to 2011, and in February 2012, we began recognizing the interest expense related to terminated forward-starting interest rate swap agreements.

Other (expense) income, net changed by $20.7 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, mainly due to a $21.6 million loss associated with the Asphalt Sale.

Income tax expense decreased $3.9 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, mainly due to lower taxable income.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Nine Months Ended September 30,		Change
	2012	2011
Statement of Income Data:
Revenues:
Services revenues	$636,548	$608,689	$27,859
Product sales	4,745,815	4,039,461	706,354
Total revenues	5,382,363	4,648,150	734,213

Costs and expenses:
Cost of product sales	4,638,011	3,797,424	840,587
Operating expenses	403,348	390,480	12,868
General and administrative expenses	75,276	69,833	5,443
Depreciation and amortization expense	129,943	124,354	5,589
Asset impairment loss	249,646	—	249,646
Goodwill impairment loss	22,132	—	22,132
Gain on legal settlement	(28,738)	—	(28,738)
Total costs and expenses	5,489,618	4,382,091	1,107,527

Operating (loss) income	(107,255)	266,059	(373,314)
Equity in earnings of joint ventures	3,816	6,997	(3,181)
Interest expense, net	(71,037)	(62,644)	(8,393)
Other expense, net	(21,384)	(5,699)	(15,685)
(Loss) income before income tax expense	(195,860)	204,713	(400,573)
Income tax expense	20,354	13,311	7,043
Net (loss) income	$(216,214)	$191,402	$(407,616)

Net (loss) income per unit applicable to limited partners	$(3.40)	$2.49	$(5.89)

Weighted-average limited partner units outstanding	71,302,538	64,611,181	6,691,357

Highlights
For the nine months ended September 30, 2012, we reported a net loss of $216.2 million, compared to net income of $191.4 million for the nine months ended September 30, 2011, primarily due to an operating loss of $324.0 million in the asphalt and fuels marketing segment. The operating loss of the asphalt and fuels marketing segment mainly resulted from an asset impairment charge of $266.4 million in the second quarter of 2012 related to the long-lived assets of our asphalt operations. In addition, the gross margin for the asphalt and fuels marketing segment decreased $141.4 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Nine Months Ended September 30,		Change
	2012	2011
Storage:
Throughput (barrels/day)	755,893	679,031	76,862
Throughput revenues	$67,679	$58,388	$9,291
Storage lease revenues	379,473	359,820	19,653
Total revenues	447,152	418,208	28,944
Operating expenses	214,605	213,230	1,375
Depreciation and amortization expense	69,725	64,656	5,069
Asset impairment loss	2,126	—	2,126
Segment operating income	$160,696	$140,322	$20,374

Transportation:
Refined products pipelines throughput (barrels/day)	490,775	509,354	(18,579)
Crude oil pipelines throughput (barrels/day)	333,859	304,554	29,305
Total throughput (barrels/day)	824,634	813,908	10,726
Throughput revenues	$247,109	$226,471	$20,638
Operating expenses	96,084	85,381	10,703
Depreciation and amortization expense	39,607	38,282	1,325
Segment operating income	$111,418	$102,808	$8,610

Asphalt and Fuels Marketing:
Product sales	$4,746,221	$4,049,079	$697,142
Cost of product sales	4,659,912	3,821,379	838,533
Gross margin	86,309	227,700	(141,391)
Operating expenses	128,829	113,506	15,323
Depreciation and amortization expense	15,119	16,505	(1,386)
Asset and goodwill impairment loss	266,357	—	266,357
Segment operating (loss) income	$(323,996)	$97,689	$(421,685)

Consolidation and Intersegment Eliminations:
Revenues	$(58,119)	$(45,608)	$(12,511)
Cost of product sales	(21,901)	(23,955)	2,054
Operating expenses	(36,170)	(21,637)	(14,533)
Total	$(48)	$(16)	$(32)

Consolidated Information:
Revenues	$5,382,363	$4,648,150	$734,213
Cost of product sales	4,638,011	3,797,424	840,587
Operating expenses	403,348	390,480	12,868
Depreciation and amortization expense	124,451	119,443	5,008
Asset and goodwill impairment loss	268,483	—	268,483
Segment operating (loss) income	(51,930)	340,803	(392,733)
General and administrative expenses	(75,276)	(69,833)	(5,443)
Other depreciation and amortization expense	(5,492)	(4,911)	(581)
Other asset impairment loss	(3,295)	—	(3,295)
Gain on legal settlement	28,738	—	28,738
Consolidated operating (loss) income	$(107,255)	$266,059	$(373,314)

Storage
Throughput revenues increased $9.3 million and throughputs increased 76,862 barrels per day for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, primarily due to a turnaround in the first quarter of 2011 at the refinery served by our Benicia crude oil storage tanks. In addition, throughputs and revenues increased at the Edinburg, Texas and Harlingen, Texas terminals due to ethanol blending services that started in the third quarter of 2011 and at certain terminals serving the McKee refinery as customers shifted volumes to our terminals in 2012 due to maintenance requirements.

Storage lease revenues increased $19.7 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, primarily due to:

•
an increase of $30.2 million at our St. James terminal resulting from completed tank expansion projects and the unit train offloading facility project, as well as new customer contracts and rate escalations; and

•	an increase of $4.5 million at our St. Eustatius terminal facility mainly due to rate escalations and increased reimbursable revenues.

These increases in revenues were partially offset by:

•	a decrease in revenues of $6.9 million at our Point Tupper terminal facility, mainly due to decreased dockage and throughputs, which were partially offset by higher storage revenues;

•	a decrease in revenues of $4.8 million due to the sale of five refined product terminals in April 2012; and

•	a decrease in revenues of $4.9 million at our UK, Amsterdam and Turkey terminals, mainly due to the effect of foreign exchange rates and a decrease in customer product movements.

Depreciation and amortization expense increased $5.1 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, primarily due to the completion of the St. James terminal unit train and tank expansion projects.

The asset impairment loss of $2.1 million for the nine months ended September 30, 2012 represents the write-down of the carrying value of one of our terminals due to changing market conditions that reduced the estimated cash flows for that terminal.

Transportation
Revenues increased $20.6 million and throughputs increased 10,726 barrels per day, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, primarily due to:

•
an increase in revenues of $9.5 million and an increase in throughputs of 31,641 barrels per day on pipelines that were placed in service in the second and third quarters of 2011 to serve Eagle Ford Shale production in South Texas;

•
an increase in revenues of $4.5 million on the Ammonia Pipeline, while throughputs remained flat, due to increased long-haul deliveries resulting in a higher average tariff. Fewer long-haul deliveries occurred in 2011 due to supply issues caused by flooding in the Midwest;

•
an increase in revenues of $4.0 million on the East Pipeline, despite a decrease in throughputs of 4,914 barrels per day, due to higher average tariffs resulting from increased long-haul deliveries and an increase in the annual index adjustment;

•	an increase in revenues of $2.2 million and an increase in throughputs of 7,405 barrels per day on the Elmendorf to San Antonio crude oil pipeline that was placed in service in April 2012;

•
an increase in revenues of $2.1 million and an increase in throughputs of 1,308 barrels per day on the North Pipeline, mainly due to an increase in the annual index adjustment and the completion of an expansion project at the Mandan refinery in June 2012; and

•
an increase in revenues of $1.8 million and an increase in throughputs of 6,237 barrels per day on refined product pipelines serving the Three Rivers refinery, mainly due to a turnaround and operational issues in 2011 at the refinery.

These increases in revenues and throughputs were partially offset by:

•
a decrease in revenues of $3.4 million and a decrease in throughputs of 32,671 barrels per day on pipelines serving the McKee refinery, primarily due to a turnaround at the McKee refinery in April and May 2012. The decrease in revenues was partially offset by a throughput deficiency payment received in the second quarter of 2012 related to one of the pipelines serving the McKee refinery; and

•	a decrease in revenues of $1.9 million and a decease in throughputs of 8,846 barrels per day on the Houston pipeline as it is being converted to new service.

Operating expenses increased $10.7 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, mainly due to temporary barge rental costs to move a customer’s product associated with Eagle Ford Shale projects and increased regulatory expenses on the Ammonia Pipeline.

Asphalt and Fuels Marketing
Sales and cost of product sales increased $697.1 million and $838.5 million, respectively, resulting in a decrease in total gross margin of $141.4 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The gross margin from our asphalt operations decreased $79.3 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, mainly due to a decrease in gross margin per barrel, as well as a decrease in sales volumes. The gross margin per barrel decreased to $4.79 for the nine months ended September 30, 2012, compared to $9.67 for the nine months ended September 30, 2011, while sales volumes decreased by approximately 15%.

The gross margin from the San Antonio refinery, acquired in the second quarter of 2011, decreased $27.7 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, mainly due to hedge losses and falling sales prices coupled with higher weighted-average costs, which resulted in an overall negative gross margin.

The gross margin from our fuels marketing operations decreased $34.4 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, mainly due to rising costs, which outpaced rising sales prices, and hedge losses associated with fuel oil sales. In addition, the gross margin from bunker fuel sales decreased as a result of a decrease in the gross margin per barrel, despite an increase in volumes sold. We reduced the scope of our bunker fuel operations this quarter by liquidating our inventory and exiting two markets where results had been weak, which contributed to the decrease in gross margin for bunker fuel sales. Furthermore, during the second quarter of 2012, crude oil prices fell sharply, causing a similar decline in prices for our fuel oil and bunker fuel. During this period of declining prices, we did not hedge our fuel oil and bunker fuel inventories, and the gross margin earned for sales of those products declined significantly.

Operating expenses increased $15.3 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, primarily due to increased fuel and vessel costs associated with bunker fuel sales and increased railcar costs associated with fuel oil sales.

Depreciation and amortization expense decreased $1.4 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, primarily as a result of reclassifying depreciable assets related to our asphalt operations to “Assets held for sale” on the consolidated balance sheet and discontinuing depreciation of these assets as of June 30, 2012.

The asset impairment loss of $266.4 million for the nine months ended September 30, 2012 represents the write-down of the carrying value of our long-lived assets related to our asphalt operations, including fixed assets, goodwill, intangible assets and other long-term assets, in the second quarter of 2012.

Consolidation and Intersegment Eliminations
Revenue, cost of product sales and operating expense eliminations primarily relate to storage and transportation fees charged to the asphalt and fuels marketing segment by the transportation and storage segments.

General
General and administrative expenses increased $5.4 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, primarily due to higher compensation expense associated with our long-term incentive plans, which fluctuates with our unit price.

The other asset impairment loss of $3.3 million for the nine months ended September 30, 2012 represents the write-down of the carrying value of certain corporate assets we intend to sell to the estimated sales price.

The gain on legal settlement of $28.7 million for the nine months ended September 30, 2012 represents the settlement of the Grace Energy Corporation matter in the second quarter of 2012. Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a detailed discussion of the Grace Energy Corporation matter.

Equity in earnings of joint ventures decreased $3.2 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, primarily due to a $3.3 million loss from our investment in Asphalt JV.

Interest expense, net increased $8.4 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, mainly due to higher interest rates and letter of credit fees on the new $1.5 billion five-year revolving credit agreement. In addition, we had reduced benefits from interest rate swaps for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, as we had fewer fixed-to-floating interest rate swaps in 2012 compared to 2011, and in February 2012, we began recognizing the interest expense related to terminated forward-starting interest rate swap agreements.

Other expense, net decreased $15.7 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, mainly due a $21.6 million loss associated with the Asphalt Sale in September 2012. For the nine months ended September 30, 2011, other expense, net included $5.0 million in costs associated with the early termination of a third-party storage agreement at our Paulsboro, New Jersey asphalt refinery.

Income tax expense increased $7.0 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, mainly due to tax expense of $10.1 million related to the $28.7 million gain on legal settlement recognized in the second quarter of 2012, which was partially offset by lower taxable income. Please refer to Note 14 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion on income taxes.

TRENDS AND OUTLOOK
Storage Segment
In the fourth quarter of 2012, we expect the storage segment to continue to benefit from internal growth projects completed in 2011 as well as those completed in 2012, mainly at our St. James, Louisiana terminal. The fourth quarter should also begin to benefit from a tank expansion project at our St. Eustatius terminal in the Caribbean, which we expect to complete in the fourth quarter. However, fourth quarter 2012 earnings are expected to be comparable to the fourth quarter of 2011 as the expected additional earnings from those completed projects should be partially offset by higher maintenance costs at several of our terminal facilities. Overall, we expect the full year 2012 earnings for the storage segment to exceed 2011.

Transportation Segment
We expect earnings of the transportation segment for the fourth quarter and the full year 2012 to be higher as compared to the same periods in 2011. Earnings for this segment should benefit from higher throughputs related to the pipeline expansion projects completed in 2011 and in July and October of 2012 that serve Eagle Ford Shale production. The fourth quarter will also benefit from the tariff increase in the second quarter of 2012 on our pipelines regulated by the Federal Energy Regulatory Commission.

Asphalt and Fuels Marketing Segment
We completed the sale of 50% of the Asphalt Operations in the third quarter of 2012. Upon closing of the sale, we deconsolidated the Asphalt Operations and we will prospectively report our remaining investment using the equity method of accounting. Because of our ongoing involvement with the Asphalt Operations, we will not report its historic results of operations as discontinued operations. Therefore, our future results of operations for this segment, subsequent to deconsolidation, will not be comparable to the corresponding prior periods.

Although we expect fourth quarter 2012 results for our fuels marketing operations to exceed the fourth quarter of 2011, full year 2012 earnings for the fuels marketing operations are expected to be less than the full year results for the prior year, primarily due to lower earnings from heavy fuel oil and bunker fuel marketing.

Fourth quarter 2012 results for the asphalt and fuels marketing segment are expected to be higher than fourth quarter 2011 mainly due to losses sustained by the Asphalt Operations in 2011 that will no longer be reported as part of this segment.

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

Cash Flows for the Nine Months Ended September 30, 2012 and 2011
The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2012	2011
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$271,879	$101,871
Investing activities	(22,030)	(352,655)
Financing activities	(163,362)	131,878
Effect of foreign exchange rate changes on cash	3,472	(3,001)
Net increase (decrease) in cash and cash equivalents	$89,959	$(121,907)

Net cash provided by operating activities for the nine months ended September 30, 2012 was $271.9 million, compared to $101.9 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, we reported a net loss of $216.2 million, compared to net income of $191.4 million for the nine months ended September 30, 2011. The net loss for the nine months ended September 30, 2012 included $271.8 million for non-cash asset impairment charges. In addition, working capital decreased by $108.8 million for the nine months ended September 30, 2012, compared to an increase of $216.4 million for the nine months ended September 30, 2011. Please refer to the Working Capital Requirements section below for a discussion of the changes in working capital. Cash flows from operating activities also include an adjustment to net loss for a pre-tax, non-cash gain on a legal settlement of $28.8 million.

For the nine months ended September 30, 2012, net cash provided by operating activities, proceeds from long-term debt borrowings, net of repayments, and proceeds from our issuance of common units were used to fund our distributions to unitholders and our general partner and capital expenditures.

For the nine months ended September 30, 2011, net cash provided by operating activities, proceeds from long-term debt borrowings, net of repayments, combined with cash on hand, were used to fund our distributions to unitholders and our general partner, capital expenditures primarily related to various terminal projects and two acquisitions.

Revolving Credit Agreement
On May 2, 2012, NuStar Logistics replaced its $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement) with a new $1.5 billion five-year revolving credit agreement (the 2012 Revolving Credit Agreement), which includes the ability to borrow up to the equivalent of $250.0 million in Euros. NuStar Logistics used borrowings of $588.6 million under the 2012 Revolving Credit Agreement and cash on hand to repay in full the balance on the 2007 Revolving Credit Agreement. Obligations under the 2012 Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. NuPOP will be released from its guarantee of the 2012 Revolving Credit Agreement when it no longer guarantees NuStar Logistics public debt instruments. As of September 30, 2012, we had $1,152.9 million available for borrowing under our 2012 Revolving Credit Agreement.

The 2012 Revolving Credit Agreement contains customary restrictive covenants, including requiring us to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2012 Revolving Credit Agreement) not to exceed 5.00-to-1.00; provided, for the rolling period ending June 30th of each year, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00. Moreover, if we consummate an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00 for two rolling periods.

On June 29, 2012, we amended the 2012 Revolving Credit Agreement to permit unlimited investments in joint ventures and unconsolidated subsidiaries, provided that no default exists, and to limit the amount of cash distributions for such joint ventures and unconsolidated subsidiaries included in the calculation of the consolidated debt coverage ratio to 20% of consolidated EBITDA (the Amendment). In addition, the Amendment provides that we will be in compliance with the consolidated debt coverage ratio as long as it does not exceed 6.50-to-1.00 for the rolling period ended June 30, 2012 or 6.00-to-1.00 for the rolling period ending September 30, 2012. The Amendment further stipulates that if the Asphalt Operations were owned by an unconsolidated joint venture, the maximum allowed consolidated debt coverage would revert to 5.00-to-1.00. Therefore, as of September 30, 2012, our consolidated debt coverage ratio could not exceed 5.00-to-1.00. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the 2012 Revolving Credit Agreement to an amount less than the total amount available for borrowing. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on certain of our long-term debt agreements. As of September 30, 2012, the consolidated debt coverage ratio was 4.3x.

Shelf Registration Statements
Our two shelf registration statements on Form S-3 permit us to offer and sell various types of securities, including NuStar Energy common units and debt securities of NuStar Logistics and NuPOP. The shelf registration statement that became effective on April 29, 2011 permits us to sell securities having an aggregate value of up to $200.0 million, while the shelf registration statement that became effective in May 2010 does not have a stated maximum dollar limit.

If the capital markets become more volatile, our access to the capital markets may be limited, or we could face increased costs. In addition, it is possible that our ability to access the capital markets may be limited at a time when we would like or need access, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

Issuance of Common Units. On September 10, 2012, we issued 7,130,000 common units representing limited partner interests at a price of $48.94 per unit. We used the net proceeds from this offering of $344.1 million, including a contribution of $7.1 million from our general partner to maintain its 2% general partner interest, for general partnership purposes, including repayments of outstanding borrowings under our 2012 Revolving Credit Agreement and working capital purposes.

NuStar Logistics’ 4.75% Senior Notes. On February 2, 2012, NuStar Logistics issued $250.0 million of 4.75% senior notes under our 2010 Shelf Registration Statement. The net proceeds of $247.4 million were used to repay the outstanding principal amount of NuPOP’s 7.75% senior notes due February 15, 2012. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on certain of our long-term debt agreements.

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

During the nine months ended September 30, 2012, our reliability capital expenditures totaled $23.8 million, consisting of $21.4 million primarily related to maintenance upgrade projects at our terminals and the San Antonio refinery, which are classified as “Reliability capital expenditures” in the consolidated statements of cash flows, and $2.4 million of turnaround expenditures at our San Antonio refinery, which are classified as “Investment in other long-term assets” in our consolidated statements of cash flows. Strategic capital expenditures for the nine months ended September 30, 2012 totaled $299.4 million and were primarily related to projects associated with Eagle Ford shale production in South Texas, projects at our St. James, Louisiana and St. Eustatius terminals, the San Antonio refinery and our corporate office.

For the full year 2012, we expect our capital expenditures to total approximately $445.0 million to $450.0 million, including $45.0 million to $50.0 million for reliability capital projects and $400.0 million for strategic capital projects, not including acquisitions. We continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2012 may increase or decrease from the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2012, and our internal growth projects can be accelerated or scaled back depending on the condition of the capital markets.

Working Capital Requirements
The Asphalt Operations, which we deconsolidated as of September 28, 2012, required us to make substantial investments in working capital. Increases in the prices of the commodities we purchased caused our working capital requirements to increase, which reduced our liquidity. Our working capital requirements vary with fluctuations in commodity prices and the seasonal nature of asphalt demand as we built and stored asphalt inventories during periods of lower demand in order to sell it during periods of higher demand. This seasonal variance in demand also affected our accounts receivable and accounts payable balances, which vary depending on timing of payments.

Within working capital, accounts receivable decreased by $95.2 million during the nine months ended September 30, 2012, compared to an increase of $148.8 million during the nine months ended September 30, 2011, mainly due to decreases in bunker fuel sales as we reduced the scope of our bunker fuel operations in certain markets. In addition, our inventory balances decreased by $60.9 million during the nine months ended September 30, 2012, compared to an increase of $176.9 million during the nine months ended September 30, 2011. The decrease in inventory for the nine months ended September 30, 2012 was mainly due to a decrease in crude oil purchases related to the Asphalt Operations.

Higher inventory balances would typically also result in higher amounts of accounts payable, offsetting the impact to working capital. During the nine months ended September 30, 2012, accounts payable decreased $11.9 million, consistent with the decrease in inventory during the period.

Distributions
On August 10, 2012, we paid a quarterly cash distribution totaling $89.1 million, or $1.095 per unit, related to the second quarter of 2012. On October 25, 2012, we announced a quarterly cash distribution of $1.095 per unit related to the third quarter of 2012. This distribution will be paid on November 14, 2012 to unitholders of record on November 9, 2012 and will total $98.1 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,628	$5,525	$4,847
General partner incentive distribution	10,805	8,972	30,437	26,503
Total general partner distribution	12,766	10,600	35,962	31,350
Limited partners’ distribution	85,285	70,814	240,241	211,019
Total cash distributions	$98,051	$81,414	$276,203	$242,369

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$3.285	$3.265
Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter.

Debt Obligations
We are a party to the following debt agreements:

•	the 2012 Revolving Credit Agreement due May 2, 2017, with a balance of $63.7 million as of September 30, 2012;

•
NuStar Logistics’ 6.05% senior notes due March 15, 2013 with a face value of $229.9 million; 7.65% senior notes due April 15, 2018 with a face value of $350.0 million; 4.80% senior notes due September 1, 2020 with a face value of $450.0 million; and 4.75% senior notes due February 1, 2022 with a face value of $250.0 million;

•	NuPOP’s 5.875% senior notes due June 1, 2013 with a face value of $250.0 million;

•	NuStar Logistics’ $365.4 million Gulf Opportunity Zone Revenue Bonds due from 2038 to 2041;

•	the £21 million term loan due December 11, 2012 (UK Term Loan); and

•
the $12.0 million note payable in annual installments through December 31, 2015 to the Port of Corpus Christi Authority of Nueces County, Texas, with a balance of $0.9 million as of September 30, 2012.

We have $479.9 million of debt maturing in 2013. We expect to refinance this debt by issuing additional senior notes or with borrowings under our 2012 Revolving Credit Facility.

On June 29, 2012, we amended the UK Term Loan to be consistent with the covenant terms of the 2012 Revolving Credit Agreement. As a result of this amendment to the UK Term Loan, the covenants and ratios of the UK Term Loan are substantially the same as the 2012 Revolving Credit Agreement. Management believes that, as of September 30, 2012, we are in compliance with all ratios and covenants of both the 2012 Revolving Credit Agreement and the UK Term Loan. Our other long-term debt obligations do not contain any financial covenants that are different than those contained in the 2012 Revolving Credit Agreement. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on certain of our long-term debt agreements.

Credit Ratings
The interest rates on the 2012 Revolving Credit Agreement and NuStar Logistics’ $350.0 million of 7.65% senior notes are subject to adjustment if our debt rating is downgraded (or subsequently upgraded) by certain credit rating agencies. In July 2012, Standard & Poor’s lowered our credit rating to BB+ from BBB- and revised the outlook to Stable. In August 2012, Fitch Ratings also lowered our credit rating to BB+ from BBB- and revised the outlook to Stable. The interest rates applicable to the 2012 Revolving Credit Agreement do not adjust unless both Moody’s and Standard & Poor’s change their ratings. However, the downgrade by Standard & Poor’s caused the interest rate on NuStar Logistics’ $350.0 million of 7.65% senior notes to increase by 0.25%. These downgrades may also require us to provide additional credit support for certain contracts.

Interest Rate Swaps
As of September 30, 2012 and December 31, 2011, we were a party to fixed-to-floating interest rate swap agreements and forward-starting swap agreements for the purpose of hedging interest rate risk. The following table contains information on our interest rate swap agreements:

	Notional Amount		Fair Value Asset (Liability)
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(Thousands of Dollars)
Type of interest rate swap agreements:
Fixed-to-floating	$—	$270,000	$—	$2,335
Forward-starting	$275,000	$500,000	$(41,117)	$(49,199)

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

Commitments
On November 17, 2010, we entered into a crude purchase commitment with Statoil Brasil Oleo E Gas Limitada (Statoil) to purchase an average of 10,000 barrels per day of crude oil over a three-year period, which began in December 2011. Pending receipt of and payment for one final shipment from Statoil in the fourth quarter of 2012, this agreement will be terminated.

In connection with the deconsolidation of the Asphalt Operations, our future minimum rental payments applicable to noncancellable operating leases were reduced by certain storage and railcar lease obligations.

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

RELATED PARTY TRANSACTIONS
In connection with the Asphalt Sale, we provided an unsecured revolving credit facility that will be available to fund working capital needs and for general purposes of Asphalt JV in an aggregate principal amount not to exceed $250.0 million for a term of seven years. The NuStar JV Facility matures on September 28, 2019 and bears interest based on either an alternative base rate or a LIBOR-based rate. We recognize interest income over the term of the facility in “Interest expense, net” on the consolidated statements of comprehensive income. As of September 30, 2012, the interest rate was 4.875%. In the event NuStar Energy no longer owns an equity interest in Asphalt JV, the interest rate increases and the availability under the NuStar JV Facility is reduced to a maximum of $167.0 million after two years and $83.0 million after three years. On September 28, 2012, Asphalt JV borrowed $170.7 million from us under the NuStar JV Facility.

In addition, during the term of the NuStar JV Facility, NuStar Energy will provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million. As of September 30, 2012, NuStar Energy has provided guarantees for commodity purchases, lease obligations and certain utilities for Asphalt JV with a maximum potential exposure of $141.8 million. In addition, NuStar has provided three guarantees to suppliers that do not specify a maximum amount. All guarantees were in existence prior to the Asphalt Sale, and the majority of these guarantees have no expiration date. In the event NuStar Energy must fund its obligation under these guarantees, that amount will be added to borrowings under the NuStar JV Facility.

Please refer to Note 9 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a detailed discussion of our other related party transactions.

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

During the second quarter of 2012, we terminated all of our fixed-to-floating interest rate swap agreements, which had an aggregate notional amount of $470.0 million. Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

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

	September 30, 2012
	Expected Maturity Dates
	2012	2013	2014	2015	2016	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$34,775	$479,932	$—	$—	$—	$1,050,000	$1,564,707	$1,596,034
Weighted-average interest rate	6.7%	6.0%	—	—	—	5.8%	5.9%
Variable rate	$—	$—	$—	$—	$—	$429,161	$429,161	$422,959
Weighted-average interest rate	—	—	—	—	—	0.4%	0.4%

	December 31, 2011
	Expected Maturity Dates
	2012	2013	2014	2015	2016	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$383,456	$479,932	$—	$—	$—	$800,000	$1,663,388	$1,787,532
Weighted-average interest rate	7.4%	6.0%	—	—	—	6.0%	6.3%
Variable rate	$229,295	$—	$—	$—	$—	$365,440	$594,735	$590,033
Weighted-average interest rate	1.2%	—	—	—	—	0.1%	0.5%
Interest Rate Swaps Fixed–to-Floating:
Notional amount	$—	$—	$—	$—	$—	$270,000	$270,000	$2,335
Weighted-average pay rate	3.2%	3.4%	3.7%	4.4%	4.9%	5.7%	4.7%
Weighted-average receive rate	4.8%	4.8%	4.8%	4.8%	4.8%	4.8%	4.8%

The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount		Period of Hedge	Weighted-Average Fixed Rate	Fair Value
September 30, 2012	December 31, 2011		September 30, 2012	September 30, 2012	December 31, 2011
(Thousands of Dollars)				(Thousands of Dollars)
$125,000	$125,000	03/13 - 03/23	3.5%	$(19,126)	$(12,720)
150,000	150,000	06/13 - 06/23	3.5%	(21,991)	(14,470)
—	225,000		—	—	(22,009)
$275,000	$500,000		3.5%	$(41,117)	$(49,199)

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

	September 30, 2012
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(refined products)	44	N/A	$132.34	$(15)
Swaps – long:
(refined products)	452	$100.57	N/A	$(887)
Swaps – short:
(refined products)	2,646	N/A	$100.93	$3,558

Cash Flow Hedges:
Swaps – long:
(crude oil)	1,531	$107.78	N/A	$(51,807)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	88	$97.11	N/A	$12
Futures – short:
(crude oil and refined products)	249	N/A	$110.14	$(308)
Swaps – long:
(crude oil and refined products)	3,143	$98.12	N/A	$7,194
Swaps – short:
(crude oil and refined products)	4,462	N/A	$107.31	$7,622
Forward purchase contracts:
(crude oil)	1,584	$103.85	N/A	$(568)
Forward sales contracts:
(crude oil)	1,584	N/A	$104.07	$5,172

Total fair value of open positions exposed to commodity price risk				$(30,027)

	December 31, 2011
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(refined products)	20	N/A	$121.65	$(15)

Cash Flow Hedges:
Swaps – long:
(crude oil)	9,353	$106.69	N/A	$(103,078)
Swaps – short:
(refined products)	8,805	N/A	$127.97	$126,067

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	643	$98.79	N/A	$919
Futures – short:
(crude oil and refined products)	800	N/A	$101.77	$(2,075)
Swaps – long:
(refined products)	1,355	$97.25	N/A	$(1,455)
Swaps – short:
(refined products)	2,283	N/A	$101.20	$8,756
Forward purchase contracts:
(crude oil)	2,294	$106.01	N/A	$(1,803)
Forward sales contracts:
(crude oil)	2,294	N/A	$105.20	$3,683

Total fair value of open positions exposed to commodity price risk				$30,999

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2012.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
None.

Item 5.	Other Information

TexStar Purchase Agreement
On November 2, 2012, NuStar Logistics entered into an Asset Purchase Agreement (the Purchase Agreement) with TexStar Crude Oil Services, LP, TexStar Crude Oil Pipeline, LP, TexStar Midstream Utility, LP, TexStar Midstream Transport, LP, TexStar Midstream Services, LP and Frio LaSalle Pipeline, LP (collectively, the Sellers), to purchase the following assets:

•
approximately 140 miles of crude oil pipelines and gathering lines that are currently under construction and upon completion will have throughput capacity of 100,000 barrels per day (the Crude Oil Pipelines);

•	five terminals and storage facilities providing 643,400 barrels of storage capacity (the Crude Oil Terminals and Storage Facilities); and

•	38 miles of natural gas liquids (NGL) Y-grade pipeline and two fractionators with a combined capacity of 57,000 barrels per day (the NGL Assets); with the NGL Assets currently under construction.

The acquisition also includes a lease for a terminal and storage facility located near Corpus Christi providing 144,000 barrels of storage capacity (the Redfish Bay Lease). The Crude Oil Pipelines, the Crude Oil Terminals and Storage Facilities and the Redfish Bay Lease are collectively referred to herein as the “Crude Oil Assets.” The Crude Oil Assets and the NGL Assets are collectively referred to herein as the “Assets.”

The purchase price for the Assets is approximately $425.0 million, subject to certain purchase price adjustments, and is expected to close in two separate transactions. The acquisition of the Crude Oil Assets is expected to close in December 2012 (the Initial Closing), subject to customary closing conditions such as approval under the Hart-Scott Rodino Antitrust Improvements Act. The acquisition of the NGL Assets is expected to close in the first quarter of 2013 (the Second Closing), subject to certain closing conditions such as completion of the Initial Closing and achieving certain milestones with respect to the development of the NGL Assets. If the Second Closing does not occur, it will have no impact on the Purchase Agreement with respect to the Crude Oil Assets. The Initial Closing and the Second Closing are collectively referred to herein as the “Transaction.” Upon the Initial Closing, we will pay the Sellers approximately $325.0 million and at the Second Closing, we will pay the Sellers approximately $100.0 million. Both payments are subject to certain purchase price adjustments. We expect to fund the purchase price with a combination of borrowings under our 2012 Revolving Credit Agreement and potential equity or debt offerings, pending market conditions.

The parties to the Purchase Agreement have made customary representations, warranties and covenants for a transaction of this type in this industry, including, among others, Sellers' agreement to continue to operate the Assets, during the period prior to the consummation of the Transaction, in the ordinary course of business, consistent with past practice or as otherwise set forth in the Purchase Agreement. The Sellers also agreed to continue construction of the Crude Oil Assets and NGL Assets. The Purchase Agreement also contains post-closing indemnification obligations for, among other matters, breaches of representations and warranties and certain retained and assumed obligations.

The Purchase Agreement contains certain termination rights prior to consummation of the Transaction by: (i) mutual written consent of NuStar Logistics and Sellers; (ii) NuStar Logistics if casualty losses result in damages in excess of $17.0 million; (iii) NuStar Logistics or Sellers, as applicable, if the other party has breached a representation, warranty or covenant contained in the Purchase Agreement so that such party is incapable of fulfilling its obligations under a closing condition; (iv) by NuStar Logistics or Sellers if the Initial Closing has not occurred by December 15, 2012, subject to extension as provided in the Purchase Agreement; or (v) by NuStar Logistics or Sellers if the Second Closing has not occurred by January 31, 2013, subject to extension as provided in the Purchase Agreement.

Item 6.	Exhibits

Exhibit Number	Description

10.01
Purchase and Sale Agreement by and among NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar Asphalt LLC and Asphalt Acquisition LLC dated as of July 3, 2012 (incorporated by reference to Exhibit 10.01 of NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012)

*10.02	Letter Agreement by and among Asphalt Acquisition LLC, NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC and NuStar Asphalt LLC dated August 2, 2012

*10.03
Amendment No. 1 to Purchase and Sale Agreement dated as of September 28, 2012 by and among NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar GP, LLC, NuStar Asphalt LLC and Asphalt Acquisition LLC

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
November 8, 2012

By:	/s/ Steven A. Blank
Steven A. Blank
Executive Vice President, Chief Financial Officer and Treasurer
November 8, 2012

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Senior Vice President and Controller
November 8, 2012