Form 10-K
period 2012-12-31
NuStar Energy L.P.
filed 2013-03-01
CIK 1110805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number 1-16417
NUSTAR ENERGY L.P.
(Exact name of registrant as specified in its charter)

Delaware	74-2956831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19003 IH-10 West	78257
San Antonio, Texas	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]
The aggregate market value of the common units held by non-affiliates was approximately $3,261 million based on the last sales price quoted as of June 29, 2012, the last business day of the registrant’s most recently completed second quarter.
The number of common units outstanding as of January 31, 2013 was 77,886,078.

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

ITEM 1. BUSINESS, RISK FACTORS AND PROPERTIES

OVERVIEW
NuStar Energy L.P. (NuStar Energy), a Delaware limited partnership, completed its initial public offering of common units on April 16, 2001. Our common units are traded on the New York Stock Exchange (NYSE) under the symbol “NS.” Our principal executive offices are located at 19003 IH-10 West, San Antonio, Texas 78257 and our telephone number is (210) 918-2000.
We are engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. We divide our operations into the following three reportable business segments: storage, transportation, and asphalt and fuels marketing. As of December 31, 2012, our assets included:

•	61 terminal and storage facilities providing 83.2 million barrels of storage capacity;

•	5,484 miles of refined product pipelines with 21 associated terminals providing storage capacity of 4.9 million barrels and two tank farms providing storage capacity of 1.4 million barrels;

•	2,000 miles of anhydrous ammonia pipelines;

•	1,150 miles of crude oil pipelines with 2.5 million barrels of associated storage capacity;

•	a fuels refinery with a throughput capacity of 14,500 barrels per day and 0.4 million barrels of aggregate storage capacity; and

•	a 50% ownership interest in a joint venture that owns a terminal and an asphalt refinery with a throughput capacity of 74,000 barrels per day with a combined storage capacity of 5.3 million barrels.
We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). Our revenues include:

•	tariffs for transporting crude oil, refined products and anhydrous ammonia through our pipelines;

•	fees for the use of our terminal and storage facilities and related ancillary services; and

•	sales of asphalt and other refined petroleum products.
Our business strategy is to increase per unit cash distributions to our partners through:

•	continuous improvement of our operations by improving safety and environmental stewardship, cost controls and asset reliability and integrity;

•	internal growth through enhancing the utilization of our existing assets by expanding our business with current and new customers, as well as investments in strategic expansion projects;

•	external growth from acquisitions that meet our financial and strategic criteria;

•	identification of non-core assets that do not meet our financial and strategic criteria and evaluation of potential dispositions;

•	complementary operations such as our fuels marketing operations, which provide us the opportunity to optimize the use and profitability of our assets; and

•	growth and improvement of our asphalt joint venture to benefit from anticipated decreases in overall asphalt supply and higher asphalt margins.
The term “throughput” as used in this document generally refers to the crude oil or refined product barrels or tons of ammonia, as applicable, that pass through our pipelines, terminals, storage tanks or refineries.

Our internet website address is http://www.nustarenergy.com. Information contained on our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (SEC) are available on our internet website, free of charge, as soon as reasonably practicable after we file or furnish such material (select the “Investors” link, then the “Financial Reports SEC Filings” link). We also post our corporate governance guidelines, code of business conduct and ethics, code of ethics for senior financial officers and the charters of our board’s committees on our internet website free of charge (select the “Investors” link, then the “Corporate Governance” link). Our governance documents are available in print to any unitholder that makes a written request to Corporate Secretary, NuStar Energy L.P., 19003 IH-10 West, San Antonio, Texas 78257.

RECENT DEVELOPMENTS
San Antonio Refinery Sale
On April 19, 2011, we purchased certain refining and storage assets, inventory and other working capital items from AGE Refining, Inc. The assets consisted of a 14,500 barrel per day refinery in San Antonio, Texas that refines crude oil to produce various refined petroleum products (the San Antonio Refinery) and 0.4 million barrels of aggregate storage capacity. On January 1, 2013, we sold the San Antonio Refinery and related assets, which included inventory, a terminal in Elmendorf, Texas and a pipeline connecting the terminal and refinery for approximately $115.0 million. We have presented the results of operations for the San Antonio Refinery and related assets, previously reported in the transportation and asphalt and fuels marketing segments, as discontinued operations for the years ended December 31, 2012 and 2011. As of December 31, 2012, we reclassified the assets related to the sale of the San Antonio Refinery as “Assets held for sale” on the consolidated balance sheet.
Asphalt Sale
On September 28, 2012, we sold a 50% ownership interest (the Asphalt Sale) in NuStar Asphalt LLC (Asphalt JV), previously a wholly-owned subsidiary, to an affiliate of Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm. Asphalt JV owns and operates the asphalt refining assets that were previously wholly owned by NuStar Energy, including the asphalt refineries located in Paulsboro, New Jersey and Savannah, Georgia (collectively, the Asphalt Operations). Lindsay Goldberg paid $175.0 million for the Class A equity interests of Asphalt JV, while we retained the Class B equity interests with a fair value of $52.0 million. At closing, we received $263.8 million from Asphalt JV for inventory related to the Asphalt Operations. Upon closing, we deconsolidated Asphalt JV and started reporting our remaining investment in Asphalt JV using the equity method of accounting. Therefore, as of December 31, 2012, we have presented our 50% ownership interest in Asphalt JV as “Investment in joint ventures” on the consolidated balance sheet. The consolidated statements of income include the results of operations for Asphalt JV in “Equity in earnings of joint ventures” commencing on September 28, 2012. Because of our continued involvement with Asphalt JV, we have not presented the results of operations for the Asphalt Operations prior to closing as discontinued operations.

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
TexStar Asset Acquisition
On December 13, 2012, NuStar Logistics completed its acquisition of the TexStar Crude Oil Assets (as defined below), including 100% of the partnership interest in TexStar Crude Oil Pipeline, LP, from TexStar Midstream Services, LP and certain of its affiliates (collectively, TexStar) for $325.4 million (the TexStar Asset Acquisition). The TexStar Crude Oil Assets consist of approximately 140 miles of crude oil pipelines and gathering lines, as well as five terminals and storage facilities providing 0.6 million barrels of storage capacity. The consolidated statements of income include the results of operations for the TexStar Asset Acquisition in the transportation segment commencing on December 13, 2012.

ORGANIZATIONAL STRUCTURE
Our operations are managed by NuStar GP, LLC, the general partner of our general partner. NuStar GP, LLC, a Delaware limited liability company, is a consolidated subsidiary of NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH).

The following chart depicts our organizational structure at December 31, 2012.

SEGMENTS
Our three reportable business segments are storage, transportation, and asphalt and fuels marketing. Detailed financial information about our segments is included in Note 25 in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”
The following map depicts our operations at December 31, 2012.

STORAGE
Our storage segment includes terminal and storage facilities that provide storage, handling and other services for petroleum products, specialty chemicals, crude oil and other liquids and storage tanks used to store and deliver crude oil. As of December 31, 2012, we owned and operated:

•	49 terminal and storage facilities in the United States, with total storage capacity of 51.0 million barrels;

•	A terminal on the island of St. Eustatius with tank capacity of 13.4 million barrels and a transshipment facility;

•	A terminal located in Point Tupper with tank capacity of 7.7 million barrels and a transshipment facility;

•	Six terminals located in the United Kingdom and one terminal located in Amsterdam, the Netherlands, with total storage capacity of approximately 9.5 million barrels;

•	Two terminals in Mersin, Turkey with total storage capacity of 1.4 million barrels; and

•	A terminal located in Nuevo Laredo, Mexico.
Description of Largest Terminal Facilities
St. Eustatius. We own and operate a 13.4 million barrel petroleum storage and terminalling facility located on the island of St. Eustatius in the Caribbean, which is located at a point of minimal deviation from major shipping routes. This facility is capable of handling a wide range of petroleum products, including crude oil and refined products, and it can accommodate the world’s largest tankers for loading and discharging crude oil and other petroleum products. A two-berth jetty, a two-berth monopile with platform and buoy systems, a floating hose station and an offshore single point mooring buoy with loading and unloading capabilities serve the terminal’s customers’ vessels. The fuel oil and petroleum product facilities have in-tank and in-line blending capabilities, while the crude tanks have tank-to-tank blending capability and in-tank mixers. In addition to the storage and blending services at St. Eustatius, this facility has the flexibility to utilize certain storage capacity for both feedstock and refined products to support our atmospheric distillation unit. This unit is capable of processing up to 25,000 barrels per day of feedstock, ranging from condensates to heavy crude oil. We own and operate all of the berthing facilities at the St. Eustatius terminal. Separate fees apply for the use of the berthing facilities, as well as associated services, including pilotage, tug assistance, line handling, launch service, emergency response services and other ship services.
St. James, Louisiana. Our St. James terminal, which is located on the Mississippi River near St. James, Louisiana, has a total storage capacity of 8.2 million barrels. The facility is located on almost 900 acres of land, some of which is undeveloped. The majority of the storage tanks and infrastructure is suited for light crude oil, with four tanks capable of fuel oil or heated crude oil storage. Additionally, the facility has one barge dock and two ship docks. Our St. James terminal can receive product from gathering pipelines in the Gulf of Mexico, and deliver to connecting pipelines that supply refineries in the Gulf Coast and Midwest. The St. James terminal also has a unit train rail facility and a manifest rail facility, which are served by the Union Pacific Railroad and have a combined capacity in excess of 150,000 barrels per day.
Point Tupper. We own and operate a 7.7 million barrel terminalling and storage facility located at Point Tupper on the Strait of Canso, near Port Hawkesbury, Nova Scotia, which is located approximately 700 miles from New York City and 850 miles from Philadelphia. This facility is the deepest independent, ice-free marine terminal on the North American Atlantic coast, with access to the East Coast, Canada and the Midwestern United States via the St. Lawrence Seaway and the Great Lakes system. With one of the premier jetty facilities in North America, the Point Tupper facility can accommodate substantially all of the world’s largest, fully laden very large crude carriers and ultra large crude carriers for loading and discharging crude oil, petroleum products and petrochemicals. Crude oil and petroleum product movements at the terminal are fully automated. Separate fees apply for the use of the jetty facility, as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response services and other ship services.
Piney Point, Maryland. Our terminal and storage facility in Piney Point is located on approximately 400 acres on the Potomac River. The Piney Point terminal has 5.4 million barrels of storage capacity and is the closest deep-water facility to Washington, D.C. This terminal competes with other large petroleum terminals in the East Coast water-borne market extending from New York Harbor to Norfolk, Virginia. The terminal currently stores petroleum products consisting primarily of fuel oils. The terminal has a dock with a 36-foot draft for tankers and four berths for barges. It also has truck-loading facilities, product-blending capabilities and is connected to a pipeline that supplies residual fuel oil to two power generating stations.

Amsterdam. Our Amsterdam terminal has a total storage capacity of 3.8 million barrels. This facility is located at the Port of Amsterdam and primarily stores petroleum products including gasoline, diesel and fuel oil. This facility has two docks for vessels and five docks for inland barges.
Linden, New Jersey. We own 50% of ST Linden Terminal LLC, which owns a terminal and storage facility in Linden, New Jersey. The terminal is located on a 44-acre facility that provides it with deep-water terminalling capabilities at New York Harbor. This terminal primarily stores petroleum products, including gasoline, jet fuel and fuel oils. The facility has a total storage capacity of 4.3 million barrels and can receive and deliver products via ship, barge and pipeline. The terminal includes two owned docks and a third leased dock with draft limits of 36, 26 and 20 feet, respectively.
Terminal and Storage Facilities
The following table sets forth information about our terminal and storage facilities as of December 31, 2012:

Facility	Tank Capacity	Primary Products Handled
	(Barrels)
U.S. Terminals and Storage Facilities:
Mobile, AL (Blakely Island)	1,185,000	Petroleum products, crude oil and feedstocks
Mobile, AL (Chickasaw North)	333,000	Crude oil and feedstocks
Mobile, AL (Chickasaw South)	328,000	Petroleum products, crude oil and feedstocks
Los Angeles, CA	608,000	Petroleum products
Benicia, CA (refinery tankage)	3,655,000	Crude oil and feedstocks
Pittsburg, CA	398,000	Asphalt
Selby, CA	3,060,000	Petroleum products, ethanol
Stockton, CA	809,000	Petroleum products, ethanol, fertilizer
Colorado Springs, CO	328,000	Petroleum products, ethanol
Denver, CO	110,000	Petroleum products, ethanol
Jacksonville, FL	2,590,000	Petroleum products, asphalt
Blue Island, IL	732,000	Petroleum products, ethanol
Indianapolis, IN	428,000	Petroleum products
St. James, LA	8,216,000	Crude oil and feedstocks
Andrews AFB, MD (a)	75,000	Petroleum products
Baltimore, MD	764,000	Chemicals, asphalt, petroleum products
Piney Point, MD	5,394,000	Petroleum products
Wilmington, NC	331,000	Asphalt
Linden, NJ	389,000	Petroleum products
Linden, NJ (b)	2,130,000	Petroleum products
Paulsboro, NJ	68,000	Petroleum products
Alamogordo, NM (a)	124,000	Petroleum products
Albuquerque, NM	251,000	Petroleum products, ethanol
Rosario, NM	166,000	Asphalt
Catoosa, OK	358,000	Asphalt
Portland, OR	1,361,000	Petroleum products, ethanol
Abernathy, TX	160,000	Petroleum products
Amarillo, TX	272,000	Petroleum products
Corpus Christi, TX	329,000	Petroleum products
Corpus Christi, TX (North Beach)	1,721,000	Crude oil and feedstocks
Corpus Christi, TX (refinery tankage)	4,030,000	Crude oil and feedstocks
Edinburg, TX	270,000	Petroleum products
El Paso, TX (c)	428,000	Petroleum products, ethanol
Harlingen, TX	285,000	Petroleum products
Houston, TX (Hobby Airport)	106,000	Petroleum products
Houston, TX	91,000	Asphalt
Laredo, TX	219,000	Petroleum products
Placedo, TX	100,000	Petroleum products

Facility	Tank Capacity	Primary Products Handled
	(Barrels)
San Antonio (east), TX	150,000	Petroleum products
San Antonio (south), TX	225,000	Petroleum products
Southlake, TX	574,000	Petroleum products, ethanol
Texas City, TX	128,000	Petroleum products
Texas City, TX	2,827,000	Chemicals, petroleum products
Texas City, TX (refinery tankage)	3,141,000	Crude oil and feedstocks
Dumfries, VA	556,000	Petroleum products, asphalt
Virginia Beach, VA (a)	41,000	Petroleum products
Tacoma, WA	416,000	Petroleum products, ethanol
Vancouver, WA	342,000	Chemicals
Vancouver, WA	433,000	Petroleum products
Total U.S.	51,035,000

Foreign Terminals and Storage Facilities:
St. Eustatius, the Netherlands	13,390,000	Petroleum products, crude oil and feedstocks
Amsterdam, the Netherlands	3,846,000	Petroleum products
Point Tupper, Canada	7,725,000	Petroleum products, crude oil and feedstocks
Grays, England	1,958,000	Petroleum products
Eastham, England	2,096,000	Chemicals, petroleum products
Runcorn, England	149,000	Molten sulfur
Grangemouth, Scotland	579,000	Petroleum products, chemicals
Glasgow, Scotland	401,000	Petroleum products
Belfast, Northern Ireland	480,000	Petroleum products
Mersin, Turkey (d)	790,000	Petroleum products
Mersin, Turkey (d)	656,000	Petroleum products
Nuevo Laredo, Mexico	50,000	Petroleum products
Total Foreign	32,120,000

Total Terminals and Storage Facilities	83,155,000

(a)	Terminal facility also includes pipelines to U.S. government military base locations.

(b)	We own 50% of this terminal through a joint venture.

(c)	We own a 66.67% undivided interest in the El Paso refined product terminal. The tank capacity represents the proportionate share of capacity attributable to our ownership interest.

(d)	We own 75% of the outstanding capital of a Turkish company, which owns two terminals in Mersin, Turkey.
Storage Operations
Revenues for the storage segment include fees for tank storage agreements, in which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage lease revenues), and throughput agreements, in which a customer pays a fee per barrel for volumes moving through our terminals (throughput revenues). Our terminals also provide blending, additive injections, handling and filtering services. We charge a fee for each barrel of crude oil and certain other feedstocks that we deliver to Valero Energy Corporation’s (Valero Energy) Benicia, Corpus Christi West and Texas City refineries from our crude oil storage tanks. Our facilities at Point Tupper and St. Eustatius charge fees to provide services such as pilotage, tug assistance, line handling, launch service, spill response services and other ship services.

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
Customers
We provide storage and terminalling services for crude oil and refined petroleum products to many of the world’s largest producers of crude oil, integrated oil companies, chemical companies, oil traders and refiners. In addition, our blending capabilities in our storage assets have attracted customers who have leased capacity primarily for blending purposes. The largest customer of our storage segment is Valero Energy, which accounted for approximately 20% of the total revenues of the segment for the year ended December 31, 2012. No other customer accounted for more than 10% of the revenues of the segment for this period.
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

TRANSPORTATION
Our pipeline operations consist of the transportation of refined petroleum products, crude oil and anhydrous ammonia. Refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota cover approximately 5,484 miles. Our crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois cover 1,150 miles. Our anhydrous ammonia pipeline in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska covers 2,000 miles.
On December 13, 2012, NuStar Logistics completed its acquisition of the TexStar Crude Oil Assets, including 100% of the partnership interest in TexStar Crude Oil Pipeline, LP, from TexStar Midstream Services, LP and certain of its affiliates for $325.4 million (the TexStar Asset Acquisition).
As of December 31, 2012, we owned and operated:

•
refined product pipelines with an aggregate length of 3,134 miles originating at Valero Energy’s McKee, Three Rivers and Corpus Christi refineries and terminating at certain of NuStar Energy’s terminals, or connecting to third-party pipelines or terminals for further distribution, including a 25-mile hydrogen pipeline (collectively, the Central West System);

•
a 1,910-mile refined product pipeline originating in southern Kansas and terminating at Jamestown, North Dakota, with a western extension to North Platte, Nebraska and an eastern extension into Iowa (the East Pipeline);

•	a 440-mile refined product pipeline originating at Tesoro Corporation’s Mandan, North Dakota refinery and terminating in Minneapolis, Minnesota (the North Pipeline);

•
crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois with an aggregate length of 1,150 miles and crude oil storage facilities providing 2.5 million barrels of storage capacity in Texas, Oklahoma and Colorado that are located along the crude oil pipelines; and

•
a 2,000-mile anhydrous ammonia pipeline originating at the Louisiana delta area that travels north through the midwestern United States forking east and west to terminate in Nebraska and Indiana (the Ammonia Pipeline).

We charge tariffs on a throughput basis for transporting refined products, crude oil, feedstocks and anhydrous ammonia.
Description of Pipelines
Central West System. The Central West System pipelines were constructed to support the refineries to which they are connected. These pipelines are physically integrated with and principally serve refineries owned by Valero Energy. The refined products transported in these pipelines include gasoline, distillates (including diesel and jet fuel), natural gas liquids and other products produced primarily by Valero Energy’s McKee, Three Rivers and Corpus Christi refineries. These pipelines deliver refined products to key markets in Texas, New Mexico and Colorado. The Central West System transported approximately 100.9 million barrels for the year ended December 31, 2012.

The following table lists information about each of our refined product pipelines included in the Central West System:

Origin and Destination	Refinery	Length	Ownership	Capacity
		(Miles)		(Barrels/Day)
McKee to El Paso, TX	McKee	408	67%	42,000
McKee to Colorado Springs, CO	McKee	256	100%	32,500
Colorado Springs, CO to Airport	McKee	2	100%	12,000
Colorado Springs to Denver, CO	McKee	101	100%	32,000
McKee to Denver, CO	McKee	321	30%	11,000
McKee to Amarillo, TX (6”) (a)	McKee	49	100%	51,000
McKee to Amarillo, TX (8”) (a)	McKee	49	100%
Amarillo to Abernathy, TX	McKee	102	67%	16,800
Amarillo, TX to Albuquerque, NM	McKee	293	50%	17,000
Abernathy to Lubbock, TX	McKee	19	46%	8,000
McKee to Southlake, TX	McKee	375	100%	26,000
Three Rivers to San Antonio, TX	Three Rivers	85	100%	33,500
Three Rivers to US/Mexico International Border near Laredo, TX	Three Rivers	108	100%	32,000
Three Rivers to Corpus Christi, TX	Three Rivers	72	100%	15,000
Three Rivers to Pettus to San Antonio, TX	Three Rivers	103	100%	27,500
Three Rivers to Pettus, TX (b)	Three Rivers	30	100%	N/A
El Paso, TX to Kinder Morgan	McKee	12	67%	65,500
Corpus Christi to Pasadena, TX	Corpus Christi	208	100%	105,000
Corpus Christi to Brownsville, TX	Corpus Christi	194	100%	45,000
US/Mexico International Border near Penitas, TX to Edinburg, TX	N/A	33	100%	24,000
Clear Lake, TX to Texas City, TX	N/A	25	100%	N/A
Other refined product pipeline (c)	N/A	289	50%	N/A
Total		3,134		595,800

(a)	The capacity information disclosed above for the McKee to Amarillo, Texas 6-inch pipeline reflects both McKee to Amarillo, Texas pipelines on a combined basis.

(b)
The refined product pipeline from Three Rivers to Pettus, Texas is temporarily idled. The Pettus to Corpus Christi, Texas segment of this refined product pipeline was reactivated as a crude oil pipeline in the second quarter of 2011.

(c)	This category consists of the temporarily idled 6-inch Amarillo, Texas to Albuquerque, New Mexico refined product pipeline.
East Pipeline. The East Pipeline covers 1,910 miles, including 242 miles that are temporarily idled, and moves refined products and natural gas liquids north in pipelines ranging in diameter from 6 inches to 16 inches. The East Pipeline system also includes storage capacity of approximately 1.4 million barrels at our two tanks farms at McPherson and El Dorado, Kansas. The East Pipeline transports refined petroleum products and natural gas liquids to NuStar Energy and third party terminals along the system and to receiving pipeline connections in Kansas. Shippers on the East Pipeline obtain refined petroleum products from refineries in Kansas, Oklahoma and Texas. The East Pipeline transported approximately 49.6 million barrels for the year ended December 31, 2012.
North Pipeline. The North Pipeline originates at Tesoro’s Mandan, North Dakota refinery and runs from west to east approximately 440 miles from its origin to the Minneapolis, Minnesota area. For the year ended December 31, 2012, the North Pipeline transported approximately 16.1 million barrels.
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

The following table lists information about each of our refined product terminals connected to the East or North Pipelines as of December 31, 2012:

Location of Terminals	Tank Capacity	Related Pipeline System
	(Barrels)
Iowa:
LeMars	111,000	East
Milford	180,000	East
Rock Rapids	230,000	East
Kansas:
Concordia	83,000	East
Hutchinson	116,000	East
Salina	85,000	East
Minnesota:
Moorhead	473,000	North
Sauk Centre	143,000	North
Roseville	624,000	North
Nebraska:
Columbus	178,000	East
Geneva	677,000	East
Norfolk	179,000	East
North Platte	256,000	East
Osceola	83,000	East
North Dakota:
Jamestown (North)	173,000	North
Jamestown (East)	181,000	East
South Dakota:
Aberdeen	186,000	East
Mitchell	74,000	East
Sioux Falls	417,000	East
Wolsey	145,000	East
Yankton	258,000	East
Total	4,852,000
Ammonia Pipeline. The 2,000 mile pipeline, including 57 miles that are temporarily idled, originates in the Louisiana delta area, where it has access to three marine terminals and three anhydrous ammonia plants on the Mississippi River. It runs north through Louisiana and Arkansas into Missouri, where at Hermann, Missouri, one branch splits and goes east into Illinois and Indiana, while the other branch continues north into Iowa and then turns west into Nebraska. The Ammonia Pipeline is connected to multiple third-party-owned terminals, which include industrial facility delivery locations. Product is supplied to the pipeline from anhydrous ammonia plants in Louisiana and imported product delivered through the marine terminals. Anhydrous ammonia is primarily used as agricultural fertilizer. It is also used as a feedstock to produce other nitrogen derivative fertilizers and explosives. The Ammonia Pipeline transported approximately 1.5 million tons (or approximately 14.0 million barrels) for the year ended December 31, 2012.
Crude Oil Pipelines. Shippers on our crude oil pipelines deliver crude oil to our pipelines for transport to: (i) refineries that connect to our pipelines, (ii) third-party pipelines and (iii) NuStar terminals for further delivery to marine vessels or third-party pipelines. Our crude oil pipelines transport crude oil and other feedstocks from various points in Texas, Oklahoma, Kansas and Colorado to Valero Energy’s McKee, Three Rivers and Ardmore refineries. Our crude oil pipelines also transport crude oil for producers and marketers in the Eagle Ford Shale region in South Texas to U.S. refinery centers via our North Beach marine terminal in Corpus Christi, Texas. The crude oil pipelines transported approximately 126.5 million barrels for the year ended December 31, 2012.

The following table sets forth information about each of our crude oil pipelines:

Origin and Destination	Refinery	Length	Ownership	Capacity
		(Miles)		(Barrels/Day)
Dixon, TX to McKee	McKee	44	100%	63,500
Hooker, OK to Clawson, TX (a)	McKee	41	50%	22,000
Clawson, TX to McKee	McKee	31	100%	36,000
Wichita Falls, TX to McKee	McKee	272	100%	110,000
Three Rivers to Corpus Christi, TX (16”)	Three Rivers	70	100%	200,000
Ringgold, TX to Wasson, OK	Ardmore	44	100%	90,000
Wasson, OK to Ardmore (8”-10”) (b)	Ardmore	24	100%	90,000
Wasson, OK to Ardmore (8”)	Ardmore	15	100%	40,000
Patoka, IL to Wood River	Wood River	57	24%	60,500
Three Rivers to Corpus Christi, TX (Odem)	Corpus Christi	68	100%	38,000
Pettus, TX to Corpus Christi, TX	N/A	60	100%	30,000
Oakville, TX to Corpus Christi, TX (12”)	N/A	57	100%	55,000
Elmendorf, TX to San Antonio, TX (c)	San Antonio	13	100%	20,000
Gardendale, TX to Oakville, TX (d)	N/A	140	100%	100,000
Other (e)	N/A	214		N/A
Total		1,150		955,000

(a)
We receive 50% of the tariff with respect to 100% of the barrels transported in the Hooker, Oklahoma to Clawson, Texas pipeline. Accordingly, the capacity is given with respect to 100% of the pipeline.

(b)	The Wasson, Oklahoma to Ardmore (8”- 10”) pipelines referred to above originate at Wasson as two pipelines but merge into one pipeline prior to reaching Ardmore.

(c)	On January 1, 2013, we sold this pipeline in connection with the sale of the San Antonio Refinery.

(d)	Crude oil pipelines acquired on December 13, 2012 in connection with the TexStar Asset Acquisition.

(e)	This category consists of the temporarily idled Cheyenne Wells, CO to McKee and Healdton to Ringling, Oklahoma crude oil pipelines.
The following table sets forth information about the crude oil storage facilities located along our crude oil pipelines as of December 31, 2012:

Location	Refinery	Capacity
		(Barrels)
Dixon, TX	McKee	244,000
Ringgold, TX	Ardmore	598,000
Wichita Falls, TX	McKee	661,000
Wasson, OK	Ardmore	227,000
Clawson, TX	McKee	77,000
South Texas (a)	N/A	643,000
Other (b)	McKee	68,000
Total		2,518,000

(a)	Crude oil tanks along the Gardendale, Texas to Oakville, Texas pipeline acquired on December 13, 2012 in connection with the TexStar Asset Acquisition.

(b)	This category includes crude oil tanks along the Cheyenne Wells, Colorado to McKee crude oil pipelines located at Carlton, Colorado, Sturgis, Oklahoma, and Stratford, Texas.
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

Shippers on our crude oil pipelines deliver crude oil to our pipelines for transport to: (i) refineries that connect to our pipelines, (ii) third-party pipelines and (iii) NuStar terminals for further delivery to marine vessels or third-party pipelines.
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
Demand for and Sources of Refined Products and Crude Oil
The operations of our Central West System and the East and North Pipelines depend on the level of demand for refined products in the markets served by the pipelines and the ability and willingness of refiners and marketers having access to the pipelines to supply such demand by deliveries through the pipelines.
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

Our crude oil pipelines are dependent on the continued production of adequate supply of domestic crude oil in regions served by our crude oil pipelines or connecting carriers. Our crude oil pipelines are also dependent on our customers’ continued access to sufficient foreign crude oil and sufficient demand for refined products for our customers to operate their refineries.
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
Demand for and Sources of Anhydrous Ammonia
The Ammonia Pipeline is one of two major anhydrous ammonia pipelines in the United States and the only one capable of receiving foreign product directly into the system and transporting anhydrous ammonia into the nation’s corn belt.
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
Customers
The largest customer of our transportation segment was Valero Energy, which accounted for approximately 45% of the total segment revenues for the year ended December 31, 2012. In addition to Valero Energy, we had approximately 65 customers for the year ended December 31, 2012, including integrated oil companies, refining companies, farm cooperatives, railroads and others. No other customer accounted for greater than 10% of the total revenues of transportation segment for the year ended December 31, 2012.
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
Our crude oil pipelines serve areas or refineries impacted by growing domestic shale oil production in the Eagle Ford, Permian Basin and Granite Wash regions. This growing domestic production has reduced demand for imported crude oil and shifted supply sources for refineries and markets served by our pipelines. Our pipelines also face competition from other crude oil pipelines, rail and truck transportation.
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
ASPHALT AND FUELS MARKETING
Our asphalt and fuels marketing segment includes our asphalt operations, our fuels marketing operations and a 14,500 barrel per day refinery in San Antonio, Texas that refines crude oil to produce various refined petroleum products, as well as an associated 0.4 million barrels of aggregate storage capacity. The results of operations for the asphalt and fuels marketing segment depend largely on the margin between our cost and the sales prices of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of the storage and transportation segments.
On January 1, 2013, we sold the San Antonio Refinery and related assets, which included inventory, a terminal in Elmendorf, Texas and a pipeline connecting the terminal and refinery. We have presented the results of operations for the San Antonio Refinery and related assets, previously reported in the transportation and asphalt and fuels marketing segments, as discontinued operations for the years ended December 31, 2012 and 2011.
Asphalt Operations
On September 28, 2012, we sold a 50% ownership interest in NuStar Asphalt LLC (Asphalt JV) to an affiliate of Lindsay Goldberg LLC, a private investment firm. Asphalt JV owns and operates the asphalt refining assets that were previously wholly owned by NuStar Energy, including the asphalt refineries located in Paulsboro, New Jersey and Savannah, Georgia. Upon closing, we deconsolidated Asphalt JV and started reporting our remaining investment in Asphalt JV using the equity method of accounting.
The Paulsboro refinery is located in Paulsboro, New Jersey on the Delaware River and has a production capacity of 74,000 barrels per day. Its location on the Delaware River allows for direct access to receipts and shipments. The refinery consists of two petroleum refining units, a liquid storage terminal for petroleum and chemical products, three marine docks, a polymer-modified asphalt production facility and a testing laboratory. The Paulsboro refinery has storage capacity of 4.1 million barrels and supplies various asphalt grades and intermediate products by ship, barge, railcar and tanker trucks to asphalt terminals in the northeastern United States.
The Savannah refinery is located in Savannah, Georgia adjacent to the Savannah River, which allows for direct access to receipts and shipments. In 2012, Asphalt JV temporarily ceased refining operations at the Savannah facility and began to operate it as an asphalt terminal. The Savannah facility has storage capacity of 1.2 million barrels and can supply various asphalt grades by truck, rail and marine vessel.
Asphalt JV obtains the majority of the crude oil processed in its asphalt refineries from us, which we obtain under a long-term crude supply agreement with Petróleos de Venezuela S. A. (PDVSA), the national oil company of Venezuela. We also entered into a $250.0 million, seven-year unsecured revolving credit facility agreement (The NuStar JV Facility) with Asphalt JV, which will be available to fund working capital needs and for general purposes of Asphalt JV. In addition, during the term of the NuStar JV Facility, NuStar Energy will provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million.
Simultaneously with the Asphalt Sale, we entered into four terminal service agreements with Asphalt JV for our terminals in

Wilmington, NC, Rosario, NM, Catoosa, OK and Houston, TX. Pursuant to the terms of the agreements, we will provide aggregate storage capacity of 0.8 million barrels and blending services to Asphalt JV for a term of ten years, with Asphalt JV’s option to extend for an additional five years. In addition, we have terminal service agreements with Asphalt JV for aggregate storage capacity of 0.6 million barrels at our terminals in Jacksonville, FL, Dumfries, VA, and Baltimore, MD. These terminal service agreements have lease terms ranging from one to five years, with annual renewal options. Asphalt JV has the option to terminate any of these agreements at the end of a lease term with a 90 days written notice. Please read the disclosure contained in Note 18 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our agreements with Asphalt JV.
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

EMPLOYEES
Our operations are managed by NuStar GP, LLC. As of December 31, 2012, NuStar GP, LLC had 1,478 domestic employees. Certain of our wholly owned subsidiaries had 427 employees performing services for our international operations. We believe that NuStar GP, LLC and our subsidiaries each have satisfactory relationships with their employees.

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
We have adopted policies, practices and procedures in the areas of pollution control, pipeline integrity, operator qualifications, public relations and education, product safety, process safety management, occupational health and the handling, storage, use and disposal of hazardous materials that are designed to prevent material environmental or other damage, to ensure the safety of our pipelines, our employees, the public and the environment and to limit the financial liability that could result from such events. Future governmental action and regulatory initiatives could result in changes to expected operating permits and procedures, additional remedial actions or increased capital expenditures and operating costs that cannot be assessed with certainty at this time. In addition, contamination resulting from spills of petroleum and other products occurs within the industry. Risks of additional costs and liabilities are inherent within the industry, and there can be no assurances that significant costs and liabilities will not be incurred in the future.

Capital Expenditures Attributable to Compliance with Environmental Regulations. In 2012, our capital expenditures attributable to compliance with environmental regulations were $6.9 million, and are currently estimated to be approximately $6.5 million for 2013.
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
AIR EMISSIONS
Our operations are subject to the Federal Clean Air Act, as amended, and analogous or more stringent state and local statutes. These laws and regulations regulate emissions of air pollutants from various sources, including some of our operations, and also impose various monitoring and reporting requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, and obtain and strictly comply with the provisions of any air permits. It is possible that these statutes and the related regulations may be revised to be more restrictive in the future, necessitating additional capital expense to ensure our operations are in compliance. We are unable to estimate the effect on our financial condition or results of operations or the amount and timing of such required expenditures.
SOLID WASTE
We generate non-hazardous and hazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act (RCRA) and analogous or more stringent state statutes. We are not currently required to comply with a substantial portion of RCRA requirements because we do not operate any waste treatment, storage or disposal facilities. However, it is possible that additional wastes, which could include wastes currently generated during operations, will also be designated as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes.

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
Any sustained decrease in demand for refined products in the markets served by our pipelines, terminals or fuels marketing operations could result in a significant reduction in throughputs in our pipelines, storage in our terminals or earnings in our fuels marketing operations, which would reduce our cash flow and our ability to make distributions to our unitholders. Factors that could lead to a decrease in market demand include:

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

•
an increase in the market price of crude oil that leads to higher refined product prices, including asphalt prices, which may reduce demand for refined products and drive demand for alternative products. Market prices for fuel oil and refined products, including fuel oil, are subject to wide fluctuation in response to changes in global and regional supply that are beyond our control, and increases in the price of crude oil may result in a lower demand for refined products that we market, including fuel oil;

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
Revenues associated with our fuels marketing operations result primarily from our crude blending and trading operations and fuel oil sales. We also maintain product inventory related to these activities. The price and market value of crude oil and refined products is volatile. Our revenues will be adversely affected by this volatility during periods of decreasing prices because of the reduction in the value and resale price of our inventory. Conversely, during periods of increasing petroleum product prices, our revenues may be adversely affected because of the increased costs associated with obtaining our inventory. Future price volatility could have an adverse impact on our results of operations, cash flow and ability to make distributions to our unitholders.
Our marketing and trading of crude oil and refined products may expose us to trading losses and hedging losses, and non-compliance with our risk management policies could result in significant financial losses.
In order to manage our exposure to commodity price fluctuations associated with our fuels marketing operations segment, we may engage in crude oil and refined product hedges. As a result, our marketing and trading of crude oil and refined products may expose us to price volatility risk for the purchase and sale of crude oil and petroleum products, including distillates and fuel oil. We attempt to mitigate this volatility risk through hedging, but we are still exposed to basis risk. We may also be exposed to inventory and financial liquidity risk due to the inability to trade certain products or rising costs of carrying some inventories. Further, our marketing and trading activities, including any hedging activities, may cause volatility in our earnings. In addition, we will be exposed to credit risk in the event of non-performance by counterparties.
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
While intended to reduce the effects of volatile crude oil and refined product prices, hedging transactions, depending on the hedging instrument used, may limit our potential gains if crude oil and refined product prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

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

Our future financial and operating flexibility may be adversely affected by our significant leverage, downgrades of our credit ratings, restrictions in our debt agreements, disruptions in the financial markets and our significant working capital needs.
As of December 31, 2012, our consolidated debt was $2.4 billion. Among other things, our significant leverage may be viewed negatively by credit rating agencies, which could result in increased costs for us to access the capital markets. The ratings of NuStar Logistics’ and NuPOP’s senior unsecured notes were recently downgraded to Ba1 by Moody’s Investor Service Inc. (Moody’s), BB+ by Standard & Poor’s Ratings Services (S&P) and BB by Fitch, Inc., all with a stable outlook. As a result of the S&P’s and Moody’s downgrades, interest rates on borrowings under our credit facilities and our 7.65% senior notes due 2018 have increased. We may also be required to post cash collateral under certain of our hedging arrangements, which we expect to fund with borrowings under our 2012 Revolving Credit Agreement. Any future downgrades could result in additional increases to the interest rates on borrowings under our credit facilities and the 7.65% senior notes due 2018, significantly increase our capital costs and adversely affect our ability to raise capital in the future.
Our five-year revolving credit agreement (the 2012 Revolving Credit Agreement) contains restrictive covenants, including a requirement that, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, we maintain a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2012 Revolving Credit Agreement) not to exceed 5.00-to-1.00. Failure to comply with any of the restrictive covenants in the 2012 Revolving Credit Agreement will result in a default under the terms of our credit agreement and could result in acceleration of this and possibly other indebtedness.
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
If our lenders file for bankruptcy or experience severe financial hardship, they may not honor their pro rata share of our borrowing requests under the 2012 Revolving Credit Agreement, which may significantly reduce our available borrowing capacity and, as a result, materially adversely affect our financial condition and ability to pay distributions to our unitholders.
Additionally, we may not be able to access the capital markets in the future at economically attractive terms, which may adversely affect our future financial and operating flexibility and our ability to pay cash distributions at current levels.
Asphalt JV requires significant amounts of working capital to conduct its business. NuStar Logistics agreed to provide an unsecured credit facility to Asphalt JV to fund working capital loans to Asphalt JV in an aggregate principal amount not to exceed $250 million. We have agreed to provide guarantees or credit support, as applicable, of up to $150 million under operating contracts related to the Asphalt Operations. We believe that Asphalt JV’s current sources of capital are adequate to meet Asphalt JV’s working capital needs. However, if Asphalt JV’s working capital needs increase more than anticipated, we may be forced to seek additional sources of capital, which may not be available or available on commercially reasonable terms.
The Asphalt JV, as well as the agreements related to or contemplated thereby, present a number of challenges that could have a negative impact on our financial condition, results of operations and ability to pay distributions to its unitholders. The Asphalt JV may present any or all of the financial, managerial and operational challenges typically associated with joint venture arrangements, including the possibility of disputes with or actions by joint venture partners that cause delays, liabilities or contingencies. Differences in views among the venture partners may result in delayed decisions or in failures to agree on major matters, such as large expenditures or contractual commitments, the construction or acquisition of assets or borrowing money, among others. Delay or failure to agree may prevent action with respect to such matters, even though such action may serve our best interest or that of the joint venture. Accordingly, delayed decisions and failures to agree can potentially adversely affect the business and operations of the joint venture and in turn our business and operations.
From time to time, Asphalt JV may be involved in disputes or legal proceedings which, although not involving a loss contingency to us, may nonetheless have the potential to negatively affect our investment.
The joint venture agreement for Asphalt JV provides our joint venture partner with a distribution preference that may prevent us from receiving distributions related to our 50% ownership interest in Asphalt JV.

Asphalt JV’s asphalt refineries depend on crude oil from Petróleos de Venezuela S.A. (PDVSA), the national oil company of Venezuela, and decisions of the Organization of Petroleum Exporting Countries (OPEC) to decrease production of crude oil, as well as the Venezuelan economic and political environment, may disrupt Asphalt JV’s supply of crude oil and increase its capital expenditures. OPEC cuts, coupled with Venezuela’s ongoing political, economic and social turmoil could have a severe impact on PDVSA’s production or delivery of crude oil. In the event PDVSA discontinues or substantially reduces its production or delivery of Boscán or Bachaquero BCF-13, the crude oil for which Asphalt JV’s refineries are currently optimized, Asphalt JV will be forced to replace all or a portion of the crude oil that would normally have been delivered under the PDVSA crude oil supply contract with purchases of crude oil on the spot market, potentially at a price less favorable than it would have obtained under the PDVSA crude oil supply contract. It is possible that processing a more significant proportion of alternate crudes could result in additional capital expenditures, which could be material, reduced refinery run rates and significantly reduced production. Accordingly, any major disruption of Asphalt JV’s supply of crude oil from Venezuela could result in substantially greater working capital needs and inability to meet its obligations.
We may become liable as a result of our financing arrangements and guarantees of Asphalt JV.
Asphalt JV entered into a third-party asset-based revolving credit facility (ABL Facility) and an unsecured revolving credit facility provided by NuStar Logistics (the NuStar Financing). The NuStar Financing is available to fund working capital loans to Asphalt JV in an aggregate principal amount not to exceed $250 million, with a term of seven years, subject to certain early termination events. In addition, during the term of the NuStar Financing, we have agreed to provide guarantees or credit support, as applicable, of up to $150 million under operating contracts related to the Asphalt Operations (the Credit Support). In the event that Asphalt JV defaults on any of its obligations under the NuStar Financing, we would have available only those measures available to a creditor with the rights and limitations provided in the NuStar Financing. In the event of a default on any of the obligations underlying the Credit Support, we would be responsible for Asphalt JV’s liabilities for the default and have only the rights of repayment associated with that instrument. In either scenario, the liability imposed on us may have an adverse impact on our financial condition, results of operations or ability to pay distributions to its unitholders
Increases in interest rates could adversely affect our business and the trading price of our units.
We have significant exposure to increases in interest rates. At December 31, 2012, we had approximately $2.4 billion of consolidated debt, of which $1.6 billion was at fixed interest rates and $0.8 billion was at variable interest rates after giving effect to interest rate swap agreements. Our results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates above current levels. Further, the trading price of our units is sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.
We could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of our products to meet certain quality specifications.
Certain of our products are produced to precise customer specifications. If a product fails to perform in a manner consistent with the detailed quality specifications required by the customer, the customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. A successful claim or series of claims against us could result in a loss of one or more customers.
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
In some cases, we have indemnified the previous owners and operators of acquired assets. Some of our assets have been used for many years to transport and store crude oil and refined products. Releases may have occurred in the past that could require costly future remediation. If a significant release or event occurred in the past, the liability for which was not retained by the seller, or for which indemnification by the seller is not available, it could adversely affect our financial position and results of operations.
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
We operate in seven foreign countries and a significant portion of our revenues come from our business in these countries. Our operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act and other foreign laws prohibiting corrupt payments. We have assets in certain emerging markets, and the developing nature of these markets presents a number of risks. Deterioration of social, political, labor or economic conditions in a specific country or region and difficulties in staffing and managing foreign operations may also adversely affect our operations or financial results.

Our operations are subject to federal, state and local laws and regulations relating to environmental protection and operational safety that could require us to make substantial expenditures.
Our operations are subject to increasingly stringent environmental and safety laws and regulations. Transporting and storing petroleum products produces a risk that these products may be released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies for damages to natural resources, personal injury or property damages to private parties and significant business interruption. We own or lease a number of properties that have been used to store or distribute refined products for many years. Many of these properties were operated by third parties whose handling, disposal or release of hydrocarbons and other wastes was not under our control.
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
Our interstate common carrier pipelines are subject to regulation by the FERC.
The FERC regulates the tariff rates for interstate oil movements on our common carrier pipelines. Shippers may protest our pipeline tariff filings, and the FERC may investigate new or changed tariff rates. Further, other than for rates set under market-based rate authority, the FERC may order refunds of amounts collected under newly filed rates that are determined by the

FERC to exceed what the FERC determines to be a just and reasonable level. In addition, shippers may challenge tariff rates even after the rates have been deemed final and effective. The FERC may also investigate such rates absent shipper complaint. If existing rates are challenged and are determined by the FERC to be in excess of a just and reasonable level, a shipper may obtain reparations for damages sustained during the two years prior to the date the shipper filed a complaint.

We use various FERC-authorized rate change methodologies for our interstate pipelines, including indexing, cost-of-service rates, market-based rates and settlement rates. Typically, we adjust our rates annually in accordance with FERC indexing methodology, which currently allows a pipeline to change their rates within prescribed ceiling levels that are tied to an inflation index. The current index (which runs through June 30, 2013) is measured by the year-over-year change in the Bureau of Labor’s producer price index for finished goods, plus 2.65%. Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. However, if the index results in a negative adjustment, we are required to reduce any rates that exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs. If the FERC’s rate-making methodologies change, any such change or new methodologies could result in rates that generate lower revenues and cash flow and could adversely affect our ability to make distributions to our unitholders and to meet our debt service requirements. Additionally, competition constrains our rates in various markets. As a result, we may from time to time be forced to reduce some of our rates to remain competitive.
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
Power costs constitute a significant portion of our operating expenses. For the year ended December 31, 2012, our power costs equaled approximately $55.9 million, or 10% of our operating expenses for the year ($6.1 million of power costs were capitalized into inventory prior to the sale of our 50% interest in the Asphalt Operations). We use mainly electric power at our pipeline pump stations and terminals, and such electric power is furnished by various utility companies that use primarily natural gas to generate electricity. Accordingly, our power costs typically fluctuate with natural gas prices. Increases in natural gas prices may cause our power costs to increase further. If natural gas prices increase, our cash flows may be adversely affected, which could adversely affect our ability to make distributions to our unitholders.
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
NuStar GP Holdings currently indirectly owns our general partner and as of December 31, 2012, an aggregate 13.0% limited partner interest in us. Conflicts of interest may arise between NuStar GP Holdings and its affiliates, including our general partner, on the one hand, and us and our limited partners, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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
If a unitholder sells units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and that unitholder’s tax basis in those units. Prior distributions to the unitholder in excess of the total net taxable income the unitholder was allocated for a unit, which decreased the tax basis in that unit, will, in effect, become taxable income to the unitholder if the unit is sold at a price greater than the tax basis in that unit, even if the price the unitholder receives is less than the original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to the selling unitholder.
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
Market Information, Holders and Distributions
Our common units are listed and traded on the New York Stock Exchange under the symbol “NS.” At the close of business on February 11, 2013, we had 657 holders of record of our common units. The high and low sales prices (composite transactions) by quarter for the years ended December 31, 2012 and 2011 were as follows:

	Price Range of Common Unit
	High	Low
Year 2012
4th Quarter	$51.97	$39.07
3rd Quarter	54.88	48.44
2nd Quarter	59.51	49.38
1st Quarter	62.64	55.12
Year 2011
4th Quarter	$58.96	$49.02
3rd Quarter	66.39	51.34
2nd Quarter	68.80	59.47
1st Quarter	70.87	64.26
The cash distributions applicable to each of the quarters in the years ended December 31, 2012 and 2011 were as follows:

	Record Date	Payment Date	Amount Per Unit
Year 2012
4th Quarter	February 11, 2013	February 14, 2013	$1.095
3rd Quarter	November 9, 2012	November 14, 2012	1.095
2nd Quarter	August 7, 2012	August 10, 2012	1.095
1st Quarter	May 8, 2012	May 11, 2012	1.095
Year 2011
4th Quarter	February 7, 2012	February 10, 2012	$1.095
3rd Quarter	November 8, 2011	November 14, 2011	1.095
2nd Quarter	August 9, 2011	August 12, 2011	1.095
1st Quarter	May 9, 2011	May 13, 2011	1.075
Our general partner is entitled to incentive distributions if the amount that we distribute with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Unit	Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66	75%	25%
Our general partner’s incentive distributions for the years ended December 31, 2012 and 2011 totaled $41.2 million and $36.3 million, respectively. The general partner’s share of our distributions for the years ended December 31, 2012 and 2011 was 13.0% in each year due to the impact of the incentive distributions.

ITEM 6. SELECTED FINANCIAL DATA
The following table contains selected financial data derived from our audited financial statements.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues	$5,955,676	$6,271,815	$4,403,061	$3,855,871	$4,828,770
Operating (loss) income	(30,079)	301,812	302,557	273,316	310,073
(Loss) income from continuing operations	(178,132)	211,487	238,970	224,875	254,018
(Loss) income from continuing operations per unit applicable to limited partners	(2.95)	2.63	3.19	3.47	4.22
Cash distributions per unit applicable to limited partners	4.380	4.360	4.280	4.245	4.085

	December 31,
	2012	2011	2010	2009	2008
	(Thousands of Dollars)
Balance Sheet Data:
Property, plant and equipment, net	$3,238,460	$3,430,468	$3,187,457	$3,028,196	$2,941,824
Total assets	5,613,089	5,881,190	5,386,393	4,774,673	4,459,597
Long-term debt, less current portion	2,124,582	1,928,071	2,136,248	1,828,993	1,872,015
Total partners’ equity	2,584,995	2,864,335	2,702,700	2,484,968	2,206,997

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
OVERVIEW
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy, to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 15.0% total interest in us as of December 31, 2012. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in six sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies
Acquisitions and Dispositions
TexStar Asset Acquisition. On December 13, 2012, NuStar Logistics completed its acquisition of the TexStar Crude Oil Assets (as defined below), including 100% of the partnership interest in TexStar Crude Oil Pipeline, LP, from TexStar Midstream Services, LP and certain of its affiliates (collectively, TexStar) for $325.4 million (the TexStar Asset Acquisition). The TexStar Crude Oil Assets consist of approximately 140 miles of crude oil pipelines and gathering lines, as well as five terminals and storage facilities providing 0.6 million barrels of storage capacity. The consolidated statements of income include the results of operations for the TexStar Asset Acquisition in the transportation segment commencing on December 13, 2012.
San Antonio Refinery Acquisition and Disposition. On April 19, 2011, we purchased certain refining and storage assets, inventory and other working capital items from AGE Refining, Inc. The assets consist of a 14,500 barrel per day refinery in San Antonio, Texas that refines crude oil to produce various refined petroleum products (the San Antonio Refinery) and 0.4 million barrels of aggregate storage capacity. On January 1, 2013, we sold the San Antonio Refinery and related assets, which included inventory, a terminal in Elmendorf, Texas and a pipeline connecting the terminal and refinery for approximately $115.0 million (the San Antonio Refinery Sale). As of December 31, 2012, we reclassified the assets related to the sale of the San Antonio Refinery as “Assets held for sale” on the consolidated balance sheet. We have presented the results of operations for the San Antonio Refinery and related assets, previously reported in the transportation and asphalt and fuels marketing segments, as discontinued operations for the years ended December 31, 2012 and 2011. Please refer to Note 5. Dispositions of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a discussion of the San

Antonio Refinery Sale.
Asphalt Sale. On September 28, 2012, we sold a 50% ownership interest (the Asphalt Sale) in NuStar Asphalt LLC (Asphalt JV), previously a wholly-owned subsidiary, to an affiliate of Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm. Asphalt JV owns and operates the asphalt refining assets that were previously wholly owned by NuStar Energy, including the asphalt refineries located in Paulsboro, New Jersey and Savannah, Georgia (collectively, the Asphalt Operations). Lindsay Goldberg paid $175.0 million for the Class A equity interests (Class A Interests) of Asphalt JV, while we retained the Class B equity interests with a fair value of $52.0 million (Class B Interests). The Class A Interests have a distribution preference over the Class B Interests, as well as a liquidation preference. At closing, we received $263.8 million from Asphalt JV for inventory related to the Asphalt Operations. Since the fair value of the consideration we received was less than the carrying amount of the assets of the Asphalt Operations, we recognized a loss of $23.8 million in “Other (expense) income, net” in the consolidated statements of income for the year ended December 31, 2012.
Upon closing, we deconsolidated Asphalt JV and started reporting our remaining investment in Asphalt JV using the equity method of accounting. Therefore, as of December 31, 2012, we have presented our 50% ownership interest in Asphalt JV as “Investment in joint ventures” on the consolidated balance sheet. The consolidated statements of income include the results of operations for Asphalt JV in “Equity in (loss) earnings of joint ventures” commencing on September 28, 2012. Because of our continued involvement with Asphalt JV, we have not presented the results of operations for the Asphalt Operations prior to closing as discontinued operations.
In anticipation of the Asphalt Sale, we evaluated the goodwill and other long-lived assets associated with the Asphalt Operations for potential impairment. We determined the fair value of the Asphalt Operations reporting unit was less than its carrying value, which resulted in the recognition of a goodwill impairment loss of $22.1 million in the second quarter of 2012. In addition, we recorded an impairment loss of $244.3 million in the second quarter of 2012 to write-down the carrying value of long-lived assets related to the Asphalt Operations, including fixed assets, intangible assets and other long-term assets, to their estimated fair value. The goodwill impairment loss and the asset impairment loss related to the Asphalt Operations is reported in the asphalt and fuels marketing segment. Please refer to Note 5. Dispositions of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a discussion of the Asphalt Sale. Please refer to Note 6. Asset Impairments of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a discussion of the related asset impairments and associated fair value measurements.
Turkey Acquisition. On February 9, 2011, we acquired 75% of the outstanding capital of a Turkish company, which owns two terminals in Mersin, Turkey, with an aggregate 1.4 million barrels of storage capacity, for approximately $57.0 million (the Turkey Acquisition). Both terminals are connected via pipelines to an offshore platform located in the Mediterranean Sea approximately three miles off the coast. The consolidated statements of income include the results of operations for the Turkey Acquisition commencing on February 9, 2011 in the storage segment.
Asphalt Holdings Acquisition. On May 21, 2010, we acquired the capital stock of Asphalt Holdings, Inc. for $53.3 million, including liabilities assumed (the Asphalt Holdings Acquisition). The Asphalt Holdings Acquisition includes three storage terminals with an aggregate storage capacity of approximately 1.8 million barrels located in Alabama along the Mobile River. The consolidated statements of income include the results of operations for the Asphalt Holdings Acquisition commencing on May 21, 2010 in the storage segment.
Operations
We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). Our operations are divided into three reportable business segments: storage, transportation, and asphalt and fuels marketing. For a more detailed description of our segments, please refer to Segments under Item 1. “Business.”
Storage. We own terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey providing approximately 83.2 million barrels of storage capacity.
Transportation. We own common carrier refined product pipelines covering approximately 5,484 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. In addition, we own a 2,000 mile anhydrous ammonia pipeline and 1,150 miles of crude oil pipelines.
Asphalt and Fuels Marketing. Our asphalt and fuels marketing segment includes our fuels marketing operations and, prior to the Asphalt Sale, our asphalt operations. Within our fuels marketing operations, we purchase crude oil and refined petroleum products for resale. Our asphalt operations included two asphalt refineries with a combined throughput capacity of 104,000 barrels per day at which we refine crude oil to produce asphalt and certain other refined products. In 2012, Asphalt JV temporarily ceased refining operations at the Savannah facility and began to operate it as an asphalt terminal. The results of operations for the asphalt and fuels marketing segment depend largely on the margin between our cost and the sales prices of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of the storage and transportation segments.
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

Factors That Affect Results of Operations
The following factors affect the results of our operations:

•	company-specific factors, such as facility integrity issues and maintenance requirements that impact the throughput rates of our assets;

•	seasonal factors that affect the demand for products transported by and/or stored in our assets and the demand for products we sell;

•	industry factors, such as changes in the prices of petroleum products that affect demand and operations of our competitors;

•	factors such as commodity price volatility that impact our asphalt and fuels marketing segment; and

•	other factors, such as refinery utilization rates and maintenance turnaround schedules, that impact the operations of refineries served by our storage and transportation assets.

RESULTS OF OPERATIONS
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Financial Highlights
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2012	2011	Change
Statement of Income Data:
Revenues:
Service revenues	$880,097	$834,809	$45,288
Product sales	5,075,579	5,437,006	(361,427)
Total revenues	5,955,676	6,271,815	(316,139)

Costs and expenses:
Cost of product sales	4,930,174	5,175,710	(245,536)
Operating expenses	542,764	524,654	18,110
General and administrative expenses	104,756	103,050	1,706
Depreciation and amortization expense	165,021	166,589	(1,568)
Asset impairment loss	249,646	—	249,646
Goodwill impairment loss	22,132	—	22,132
Gain on legal settlement	(28,738)	—	(28,738)
Total costs and expenses	5,985,755	5,970,003	15,752

Operating (loss) income	(30,079)	301,812	(331,891)
Equity in (loss) earnings of joint ventures	(9,378)	11,458	(20,836)
Interest expense, net	(90,889)	(81,727)	(9,162)
Interest income from related party	1,219	—	1,219
Other expense, net	(26,511)	(3,343)	(23,168)
(Loss) income from continuing operations before income tax expense	(155,638)	228,200	(383,838)
Income tax expense	22,494	16,713	5,781
(Loss) income from continuing operations	(178,132)	211,487	(389,619)
(Loss) income from discontinued operations, net of tax	(49,105)	10,114	(59,219)
Net (loss) income	$(227,237)	$221,601	$(448,838)
Net (loss) income per unit applicable to limited partners:
Continuing operations	$(2.95)	$2.63	$(5.58)
Discontinued operations	(0.66)	0.15	(0.81)
Total	$(3.61)	$2.78	$(6.39)
Weighted-average limited partner units outstanding	72,957,417	65,018,301	7,939,116
Annual Highlights
For the year ended December 31, 2012, we reported a net loss of $227.2 million, compared to net income of $221.6 million for the year ended December 31, 2011, primarily due to an operating loss of $296.8 million in the asphalt and fuels marketing segment. The operating loss of the asphalt and fuels marketing segment mainly resulted from an asset impairment charge of $266.4 million in the second quarter of 2012 related to the goodwill and long-lived assets of our asphalt operations. In addition, the equity in loss of joint ventures of $9.4 million and other expense of $26.5 million for the year ended December 31, 2012 were primarily related to Asphalt JV and associated loss upon deconsolidation. The loss from discontinued operations of $49.1 million also contributed to the decrease in net income, all of which is attributable to the San Antonio Refinery.

Segment Operating Highlights
(Thousands of Dollars, Except Barrel/Day Information)

	Year Ended December 31,
	2012	2011	Change
Storage:
Throughput (barrels/day)	765,556	693,269	72,287
Throughput revenues	$95,612	$80,246	$15,366
Storage lease revenues	500,030	486,525	13,505
Total revenues	595,642	566,771	28,871
Operating expenses	305,500	285,639	19,861
Depreciation and amortization expense	93,449	87,737	5,712
Asset impairment loss	2,126	—	2,126
Segment operating income	$194,567	$193,395	$1,172

Transportation:
Refined products pipelines throughput (barrels/day)	498,321	514,261	(15,940)
Crude oil pipelines throughput (barrels/day)	345,648	317,427	28,221
Total throughput (barrels/day)	843,969	831,688	12,281
Throughput revenues	$340,455	$311,514	$28,941
Operating expenses	128,987	113,946	15,041
Depreciation and amortization expense	52,878	51,165	1,713
Segment operating income	$158,590	$146,403	$12,187

Asphalt and Fuels Marketing:
Product sales and other revenue	$5,086,383	$5,455,659	$(369,276)
Cost of product sales	4,957,100	5,205,574	(248,474)
Gross margin	129,283	250,085	(120,802)
Operating expenses	148,458	157,282	(8,824)
Depreciation and amortization expense	11,253	20,949	(9,696)
Asset and goodwill impairment loss	266,357	—	266,357
Segment operating income	$(296,785)	$71,854	$(368,639)

Consolidation and Intersegment Eliminations:
Revenues	$(66,804)	$(62,129)	$(4,675)
Cost of product sales	(26,926)	(29,864)	2,938
Operating expenses	(40,181)	(32,213)	(7,968)
Total	$303	$(52)	$355

Consolidated Information:
Revenues	$5,955,676	$6,271,815	$(316,139)
Cost of product sales	4,930,174	5,175,710	(245,536)
Operating expenses	542,764	524,654	18,110
Depreciation and amortization expense	157,580	159,851	(2,271)
Asset and goodwill impairment loss	268,483	—	268,483
Segment operating income	56,675	411,600	(354,925)
General and administrative expenses	(104,756)	(103,050)	(1,706)
Other depreciation and amortization expense	(7,441)	(6,738)	(703)
Other asset impairment loss	(3,295)	—	(3,295)
Gain on legal settlement	28,738	—	28,738
Consolidated operating income	$(30,079)	$301,812	$(331,891)

Storage
Throughput revenues increased $15.4 million and throughputs increased 72,287 barrels per day for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to:

•
an increase in revenues of $6.6 million and an increase in throughputs of 23,547 barrels per day at our Corpus Christi crude storage tank facility due to higher volumes from the Eagle Ford Shale region. In 2012, we changed this facility from a lease-based to a throughput-based facility in connection with the Eagle Ford Shale projects in our transportation segment;

•
an increase in revenues of $3.2 million and an increase in throughputs of 23,711 barrels per day at our Benicia crude oil storage tanks due to a turnaround in the first quarter of 2011 at the refinery served by the crude oil storage tanks;

•
an increase in revenues of $2.7 million and an increase in throughputs of 11,566 barrels per day at our Paulsboro terminal and certain terminals serving the McKee refinery as customers shifted volumes to our terminals in 2012; and

•
an increase in revenues of $1.4 million and an increase in throughputs of 718 barrels per day at our Edinburg, Texas and Harlingen, Texas terminals due to a full year of ethanol blending services in 2012 that started in the third quarter of 2011.

Storage lease revenues increased $13.5 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to:

•	an increase of $36.7 million at our St. James terminal resulting from completed tank expansion projects and the unit train offloading facility project; and

•	an increase of $2.4 million at our St. Eustatius terminal facility mainly due to rate escalations and increased reimbursable revenues.
These increases in revenues were partially offset by:

•	a decrease in revenues of $9.8 million at our Point Tupper terminal facility, mainly due to decreased dockage and throughputs, which were partially offset by rate escalations;

•	a decrease in revenues of $7.0 million due to the sale of five refined product terminals in April 2012;

•	a decrease in revenues of $6.6 million at our Corpus Christi crude storage tank facility due to the change to throughput-based fees in 2012; and

•	a decrease in revenues of $3.9 million at our UK, Amsterdam and Turkey terminals, mainly due to the effect of foreign exchange rates and a decrease in customer product movements.
Operating expenses increased $19.9 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due:

•	an increase of $6.6 million associated with cancelled capital projects, mainly at our St. James and St. Eustatius terminals;

•
an increase of $3.9 million in reimbursable expenses, mainly for tank cleanings at our Piney Point terminal and expenses associated with our atmospheric distillation unit at our St. Eustatius terminal. Reimbursable expenses are charged back to our customers and are offset by an increase in reimbursable revenues;

•	an increase of $2.6 million in internal overhead expense primarily as a result of fewer capital projects; and

•	an increase of $2.0 million in other operating expenses mainly due to rectifying a contaminated tank at our St. Eustatius terminal.
Depreciation and amortization expense increased $5.7 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to the completion of the St. James terminal unit train and tank expansion projects.
The asset impairment loss of $2.1 million for the year ended December 31, 2012 represents the write-down of the carrying value of one of our terminals due to changing market conditions that reduced the estimated cash flows for that terminal.
Transportation
Revenues increased $28.9 million and throughputs increased 12,281 barrels per day, for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to:

•
an increase in revenues of $13.5 million and an increase in throughputs of 37,948 barrels per day on crude oil pipelines that serve Eagle Ford Shale production in South Texas, which consist of pipelines that were placed in service in the second and third quarters of 2011, as well as pipelines that were placed in service in the fourth quarter of 2012, including pipelines acquired from TexStar;

•	an increase in revenues of $7.2 million on the Ammonia Pipeline, while throughputs remained flat, due to increased long-haul deliveries resulting in a higher average tariff;

•
an increase in revenues of $4.3 million and an increase in throughputs of 1,940 barrels per day on the North Pipeline, mainly due to an increase in the annual index adjustment and the completion of an expansion project at the Mandan refinery in June 2012;

•
an increase in revenues of $3.4 million and an increase in throughputs of 8,937 barrels per day on refined product pipelines serving the Three Rivers refinery, mainly due to a turnaround and operational issues in 2011 at the refinery and additional volumes delivered to a third-party terminal beginning in the third quarter of 2012;

•
an increase in revenues of $2.7 million on the East Pipeline, despite a decrease in throughputs of 6,586 barrels per day, due to higher average tariffs resulting from increased long-haul deliveries and an increase in the annual index adjustment. Fewer long-haul deliveries occurred in 2011 due to supply issues caused by flooding in the Midwest; and

•	an increase in revenues of $1.3 million and an increase in throughputs of 8,590 barrels per day on crude oil pipelines serving the Ardmore refinery due to a turnaround and operational issues in 2011.
These increases in revenues and throughputs were partially offset by:

•	a decrease in revenues of $2.8 million and a decease in throughputs of 8,684 barrels per day on the Houston pipeline as it is being converted to new service; and

•
a decrease in revenues of $1.1 million and a decrease in throughputs of 25,901 barrels per day on pipelines serving the McKee refinery, primarily due to a turnaround at the McKee refinery in April and May 2012. The decrease in revenues was partially offset by throughput deficiency payments received in 2012 related to one of the pipelines serving the McKee refinery.

Operating expenses increased $15.0 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, mainly due to temporary barge rental costs to move a customer’s product associated with Eagle Ford Shale projects and losses on product imbalances on the East Pipeline.
Asphalt and Fuels Marketing
Sales and cost of product sales decreased $369.3 million and $248.5 million, respectively, resulting in a decrease in total gross margin of $120.8 million for the year ended December 31, 2012, compared to the year ended December 31, 2011. The gross margin from our asphalt operations decreased $86.1 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, partly due to the deconsolidation of Asphalt JV on September 28, 2012. The gross margin decrease was also attributable to weak demand for asphalt, resulting in a decrease in volumes sold and a decrease in gross margin per barrel. The gross margin per barrel had decreased to $4.79 for the nine months ended September 30, 2012, compared to $7.49 for the twelve months ended December 31, 2011.
The gross margin from our fuels marketing operations decreased $34.7 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, mainly due to rising costs, which outpaced rising sales prices, and hedge losses associated with fuel oil sales. In addition, the gross margin from bunker fuel sales decreased as a result of a decrease in the gross margin per barrel, despite an increase in volumes sold. We reduced the scope of our bunker fuel operations this year by liquidating our inventory and exiting two markets where results had been weak, which contributed to the decrease in gross margin for bunker fuel sales. Furthermore, during the second quarter of 2012, crude oil prices fell sharply, causing a similar decline in prices for our fuel oil and bunker fuel. During this period of declining prices, we did not hedge our fuel oil and bunker fuel inventories, and the gross margin earned for sales of those products declined significantly.
Operating expenses decreased $8.8 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to the Asphalt Sale. Decreases in operating expenses for the Asphalt Operations were partially offset by increased fuel and vessel costs associated with bunker fuel sales and increased railcar costs associated with fuel oil sales. In addition, we incurred employee benefit costs in the fourth quarter of 2012 resulting from the Asphalt Sale.
Depreciation and amortization expense decreased $9.7 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, as a result of reclassifying depreciable assets related to our asphalt operations to “Assets held for sale” on the consolidated balance sheet and discontinuing depreciation of these assets as of June 30, 2012.
The asset impairment loss of $266.4 million for year ended December 31, 2012 represents the write-down of the carrying value of our long-lived assets related to our asphalt operations, including fixed assets, goodwill, intangible assets and other long-term assets, in the second quarter of 2012.

Consolidation and Intersegment Eliminations
Revenue, cost of product sales and operating expense eliminations primarily relate to storage and transportation fees charged to the asphalt and fuels marketing segment by the transportation and storage segments.
General
The other asset impairment loss of $3.3 million for the year ended December 31, 2012 represents the write-down of the carrying value of certain corporate assets we intend to sell to the estimated sales price.
The gain on legal settlement of $28.7 million for the year ended December 31, 2012 represents the settlement of the Grace Energy Corporation matter in the second quarter of 2012. Please refer to Note 15. Commitments and Contingencies of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a detailed discussion of the Grace Energy Corporation matter.
For the year ended December 31, 2012, we recorded equity in loss of joint ventures of $9.4 million, compared to equity in earnings of joint ventures of $11.5 million for the year ended December 31, 2011, primarily due to a $16.1 million loss resulting from our investment in Asphalt JV for the year ended December 31, 2012.
Interest expense, net increased $9.2 million for the year ended December 31, 2012, compared to the year ended December 31, 2011. We had reduced benefits from interest rate swaps for the year ended December 31, 2012, compared to the year ended December 31, 2011, as we had fewer fixed-to-floating interest rate swaps in 2012 compared to 2011, and in February 2012, we began recognizing the interest expense related to terminated forward-starting interest rate swap agreements. In addition, we incurred higher interest rates and letter of credit fees on the new $1.5 billion five-year revolving credit agreement.
Interest income from related party of $1.2 million for the year ended December 31, 2012 represents the interest earned on a $250.0 million seven-year unsecured revolving credit facility with the Asphalt JV. Please refer to Note 18. Related Party Transactions of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our agreements with Asphalt JV.
Other expense, net increased $23.2 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, mainly due to a $23.8 million loss associated with the deconsolidation of Asphalt JV in September 2012. For the year ended December 31, 2011, other expense, net included $5.0 million in costs associated with the early termination of a third-party storage agreement at our Paulsboro, New Jersey asphalt refinery and a contingent loss adjustment of $3.3 million related to a legal settlement.
Income tax expense increased $5.8 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, mainly due to tax expense of $10.1 million related to the $28.7 million gain on legal settlement recognized in the second quarter of 2012, which was partially offset by lower taxable income. Please refer to Note 24. Income Taxes of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a discussion on income taxes.
For the year ended December 31, 2012, we recorded a loss from discontinued operations of $49.1 million, compared to income from discontinued operations of $10.1 million for the year ended December 31, 2011, all of which are attributable to the San Antonio Refinery. The gross margin from the San Antonio Refinery decreased $58.8 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, mainly due to hedge losses and falling sales prices coupled with higher weighted-average costs, which resulted in an overall negative gross margin.
We entered into commodity swap contracts associated with the San Antonio Refinery to fix the purchase price of crude oil and sales prices of refined products for a portion of the expected production of the San Antonio Refinery, thereby attempting to mitigate the volatility of future cash flows associated with hedged volumes. These contracts qualified, and we designated them, as cash flow hedges. In anticipation of the San Antonio Refinery Sale, we concluded these forecasted sales were probable not to occur. Therefore, we discontinued cash flow hedging treatment for the related commodity contracts in December 2012 and incurred a loss of $21.7 million, which we reclassified from accumulated other comprehensive loss. During the fourth quarter of 2011, we decided to adjust the refinery’s operations, which caused a shift in the future production yields of the San Antonio Refinery. This change caused certain forecasted sales of gasoline products to be replaced with distillate sales; therefore, we concluded these forecasted gasoline sales were probable not to occur, and we discontinued cash flow hedging treatment for the related commodity contracts. We recorded gains of $16.4 million related to these contracts for the year ended December 31, 2011, including $15.1 million which we reclassified from accumulated other comprehensive loss.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Financial Highlights
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2011	2010	Change
Statement of Income Data:
Revenues:
Service revenues	$834,809	$794,134	$40,675
Product sales	5,437,006	3,608,927	1,828,079
Total revenues	6,271,815	4,403,061	1,868,754

Costs and expenses:
Cost of product sales	5,175,710	3,350,429	1,825,281
Operating expenses	524,654	486,032	38,622
General and administrative expenses	103,050	110,241	(7,191)
Depreciation and amortization expense	166,589	153,802	12,787
Total costs and expenses	5,970,003	4,100,504	1,869,499

Operating income	301,812	302,557	(745)
Equity in earnings of joint venture	11,458	10,500	958
Interest expense, net	(81,727)	(78,280)	(3,447)
Other (expense) income, net	(3,343)	15,934	(19,277)
Income from continuing operations before income tax expense	228,200	250,711	(22,511)
Income tax expense	16,713	11,741	4,972
Income from continuing operations	211,487	238,970	(27,483)
Income from discontinued operations, net of tax	10,114	—	10,114
Net income	$221,601	$238,970	$(17,369)
Net income per unit applicable to limited partners:
Continuing operations	$2.63	$3.19	$(0.56)
Discontinued operations	0.15	—	0.15
Total	$2.78	$3.19	$(0.41)
Weighted-average limited partner units outstanding	65,018,301	62,946,987	2,071,314
Annual Highlights
Net income decreased $17.4 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to a decrease in other income, partially offset by income from discontinued operations. In addition, segment operating income decreased $7.1 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, due to decreased operating income from the asphalt and fuels marketing and transportation segments, partially offset by increased operating income from the storage segment. However, consolidated operating income remained flat as the decrease in segment operating income was offset by lower general and administrative expenses.

Segment Operating Highlights
(Thousands of Dollars, Except Barrel/Day Information)

	Year Ended December 31,
	2011	2010	Change
Storage:
Throughput (barrels/day)	693,269	669,435	23,834
Throughput revenues	$80,246	$75,605	$4,641
Storage lease revenues	486,525	444,233	42,292
Total revenues	566,771	519,838	46,933
Operating expenses	285,639	263,820	21,819
Depreciation and amortization expense	87,737	77,071	10,666
Segment operating income	$193,395	$178,947	$14,448

Transportation:
Refined products pipelines throughput (barrels/day)	514,261	529,946	(15,685)
Crude oil pipelines throughput (barrels/day)	317,427	371,726	(54,299)
Total throughput (barrels/day)	831,688	901,672	(69,984)
Throughput revenues	$311,514	$316,072	$(4,558)
Operating expenses	113,946	116,884	(2,938)
Depreciation and amortization expense	51,165	50,617	548
Segment operating income	$146,403	$148,571	$(2,168)

Asphalt and Fuels Marketing:
Product sales and other revenue	$5,455,659	$3,615,890	$1,839,769
Cost of product sales	5,205,574	3,371,854	1,833,720
Gross margin	250,085	244,036	6,049
Operating expenses	157,282	132,918	24,364
Depreciation and amortization expense	20,949	20,257	692
Segment operating income	$71,854	$90,861	$(19,007)

Consolidation and Intersegment Eliminations:
Revenues	$(62,129)	$(48,739)	$(13,390)
Cost of product sales	(29,864)	(21,425)	(8,439)
Operating expenses	(32,213)	(27,590)	(4,623)
Total	$(52)	$276	$(328)

Consolidated Information:
Revenues	$6,271,815	$4,403,061	$1,868,754
Cost of product sales	5,175,710	3,350,429	1,825,281
Operating expenses	524,654	486,032	38,622
Depreciation and amortization expense	159,851	147,945	11,906
Segment operating income	411,600	418,655	(7,055)
General and administrative expenses	(103,050)	(110,241)	7,191
Other depreciation and amortization expense	(6,738)	(5,857)	(881)
Consolidated operating income	$301,812	$302,557	$(745)

Storage
Storage revenues increased $46.9 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to:

•	an increase of $18.8 million from completed tank expansion projects at our St. Eustatius and St. James terminals;

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
Transportation
Revenues decreased $4.6 million and throughputs decreased 69,984 barrels per day for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to:

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

These decreases in revenues were partially offset by:

•
an increase in revenues of $7.0 million and an increase in throughputs of 14,891 barrels per day on pipelines serving the McKee refinery, mainly due to increased crude run rates in 2011 resulting from more favorable economic conditions compared to 2010, as well as operational issues and turnaround activity at the refinery in 2010;

•
an increase in revenues of $4.6 million and an increase in throughputs of 19,660 barrels per day on two reactivated pipelines in South Texas due to increased activity in the Eagle Ford Shale region; and

•
an increase in revenues of $4.5 million and an increase in throughputs of 4,349 barrels per day on the North Pipeline, mainly due to turnaround activity during the second quarter of 2010 at the refinery served by the pipeline.

Asphalt and Fuels Marketing
Sales and cost of product sales increased $1,839.8 million and $1,833.7 million, respectively, resulting in an increase in total gross margin of $6.0 million for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in total gross margin was primarily due to an increase of $35.0 million in the gross margin from our fuels marketing operations resulting from increased volumes and higher sales prices in 2011 for our crude trading, fuel oil trading and bunker fuel sales.
These increases in gross margin were partially offset by a decrease of $28.9 million in the gross margin from our asphalt operations, mainly due to a decrease in sales volumes, as well as a lower gross margin per barrel. Volumes decreased in 2011 due to weak demand for asphalt in our market. Midwest refiners, which had access to lower cost crude oil, sold lower-priced asphalt in our market, which contributed to the decrease in volumes and gross margin per barrel. The gross margin per barrel for our asphalt operations decreased to $7.49 for the year ended December 31, 2011, compared to $7.73 for the year ended December 31, 2010.

Operating expenses increased $24.4 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to higher idle capacity costs at our asphalt refineries and increased rental expenses resulting mainly from additional tank rentals.
Depreciation and amortization expense increased $0.7 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due the amortization of deferred costs related to completed turnarounds at our asphalt refineries.
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
General
General and administrative expenses decreased $7.2 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to lower compensation expense associated with our long-term incentive plans, which fluctuates with our unit price.
Interest expense, net increased $3.4 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, mainly due to the issuance of $450.0 million of 4.80% senior notes in August 2010, which was partially offset by a lower weighted-average pay rate on our fixed-to-floating interest rate swaps.
Other (expense) income, net consisted of the following:

	Year Ended December 31,
	2011	2010
	(Thousands of Dollars)
Storage agreement early termination costs	$(5,000)	$—
Contingent loss adjustment	(3,250)	—
Gain from insurance recoveries	—	13,500
Gain (loss) from sale or disposition of assets	209	(510)
Foreign exchange gains (losses)	2,078	(1,507)
Other, net	2,620	4,451
Other (expense) income, net	$(3,343)	$15,934

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
Income tax expense increased $5.0 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, mainly due to the reversal of a deferred tax asset valuation allowance in 2010. The receipt of $13.5 million in insurance proceeds in 2010 related to Hurricane Ike and the Asphalt Holdings Acquisition caused us to reevaluate the recorded valuation allowance related to certain net operating loss carryforwards previously expected to expire unused. In addition, income tax expense in 2011 increased as a result of higher taxable income subject to the Texas Margins Tax.
Income from discontinued operations is associated with the San Antonio Refinery, which we acquired in April 2011 and sold on January 1, 2013. The San Antonio Refinery contributed $18.6 million in gross margin, which included $16.4 million in hedge gains. During the fourth quarter of 2011, we decided to adjust the refinery’s operations, which caused a shift in the future production yields of the San Antonio Refinery. This change caused certain forecasted sales of gasoline products to be replaced with distillate sales; therefore, we concluded these forecasted gasoline sales were probable not to occur, and we discontinued cash flow hedging treatment for the related commodity contracts. We recorded gains of $16.4 million related to these contracts for the year ended December 31, 2011.

TRENDS AND OUTLOOK
We expect our operating income for 2013 to be higher than 2012 in each of our three reporting segments.
Storage Segment
We expect storage segment earnings for the first half of 2013 to be less than the comparable period of 2012. Higher earnings from completed projects at our St. James and St. Eustatius terminals should be more than offset by lower revenues at various other terminals, higher maintenance expenses and the effect of turnarounds at refineries served by our storage segment. However, we expect the full year benefit of these St. James and St. Eustatius projects plus the projected fourth quarter completion of several construction projects will produce full-year 2013 results that are higher than 2012 results.  We expect to see benefit from tank expansion projects already completed at our St. Eustatius terminal in the Caribbean, as well as our St. James, Louisiana terminal.  In addition, we expect to benefit from a full year's results from an internal growth project completed at our St. James, Louisiana terminal in 2012.
Pipeline Segment
In 2013, we expect earnings for the pipeline segment (formerly known as the transportation segment) to be higher than 2012.  Increased crude oil pipeline throughputs as a result of the Eagle Ford Shale projects completed in 2012 and benefits from our acquisition of crude assets from TexStar Midstream Services, LP and certain of its affiliates, should contribute to higher earnings.
On February 18, 2013, we received a letter from TexStar that purports to terminate the rights of the parties to proceed to a closing on our acquisition of the natural gas liquids pipeline and fractionation assets.  We do not believe TexStar has the legal right to terminate the asset purchase agreement, and we notified them of our position on February 21, 2013.  We are evaluating all of our legal options.  While the natural gas liquids pipeline and fractionation assets present opportunities for NuStar, if we do not complete the acquisition, we do not expect that to have a material adverse impact on our results of operations.
Asphalt and Fuels Marketing Segment
We completed the sale of 50% of the Asphalt Operations in the third quarter of 2012.  Upon closing of the sale, we deconsolidated the Asphalt Operations and we will prospectively report our remaining investment using the equity method of accounting.  Due to our remaining ownership interest in the Asphalt Operations, we will not report those historic results of operations as discontinued operations.  Therefore, our 2013 results of operations for this segment will not be comparable to the corresponding prior periods.
The first half of 2013 will present challenges, but we expect 2013 results for the fuels marketing operations to be higher than the results for 2012, primarily due to higher projected earnings from heavy fuel oil and bunker fuel marketing.  However, due to the many factors affecting margins of these businesses, actual results may be higher or lower than what we currently forecast.
In 2013, in order to better reflect the current business in this segment, we plan to rename it as the “Fuels Marketing Segment.”   We believe this name is a more accurate description of the operations that remain after our deconsolidation of the Asphalt Operations and the January 2013 sale of the San Antonio refinery.
Our outlook for the partnership may change depending on, among other things, crude oil prices, the state of the economy, changes to refinery maintenance schedules and other factors that affect overall demand for the products we store, transport and sell as well as changes in commodity prices for the products we market.

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
Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$299,203	$94,468	$362,500
Investing activities	(345,800)	(443,254)	(300,215)
Financing activities	110,669	186,721	56,266
Effect of foreign exchange rate changes on cash	2,033	(1,559)	564
Net increase (decrease) in cash and cash equivalents	$66,105	$(163,624)	$119,115
Net cash provided by operating activities for the year ended December 31, 2012 was $299.2 million, compared to $94.5 million for the year ended December 31, 2011. For the year ended December 31, 2012, we reported a net loss of $227.2 million, compared to net income of $221.6 million for the year ended December 31, 2011. The net loss for the year ended December 31, 2012 included $271.8 million of non-cash asset impairment charges. In addition, working capital decreased by $90.2 million for the year ended December 31, 2012, compared to an increase of $265.5 million for the year ended December 31, 2011. Please refer to the Working Capital Requirements section below for a discussion of the changes in working capital. Cash flows from operating activities for the year ended December 31, 2012 also include an adjustment to net loss for a pre-tax, non-cash gain on a legal settlement of $28.7 million.
For the year ended December 31, 2012, net cash provided by operating activities, proceeds from long-term debt borrowings, net of repayments, proceeds from our issuance of common units and proceeds from the Asphalt Sale were used to fund our distributions to unitholders and our general partner, the TexStar Asset Acquisition and strategic and reliability capital expenditures.
Net cash provided by operating activities for the year ended December 31, 2011 was $94.5 million, compared to $362.5 million for the year ended December 31, 2010, primarily due to higher investments in working capital in 2011 compared to 2010. Our working capital increased by $265.5 million in 2011, compared to $6.9 million in 2010. The Working Capital Requirements section below discusses the reasons for the changes in working capital. Our significant investment in working capital in 2011 caused our cash generated from operations to fall short of our cash requirements for reliability capital expenditures and distributions. As a result, we utilized borrowings under our revolving credit agreement and Gulf Opportunity Zone revenue bonds, combined with cash on hand, to fund that shortfall, our strategic capital expenditures and acquisitions. We used the net proceeds of $324.0 million from our issuance of common units, including the general partner contribution to maintain its 2% general partner interest, to reduce outstanding borrowings under our revolving credit agreement.
For the year ended December 31, 2010, net cash provided by operating activities was used to fund distributions to unitholders and the general partner in the aggregate amount of $305.2 million and reliability capital expenditures. We used net proceeds of $245.2 million from our issuance of common units, including the general partner contribution to maintain its 2% general partner interest, and the net proceeds of $445.4 million from the issuance of senior notes to reduce outstanding borrowings under our revolving credit agreement, fund the Asphalt Holdings Acquisition and fund our strategic capital expenditures. Cash flows from investing activities also included insurance proceeds of $13.5 million related to damages caused by Hurricane Ike in the third quarter of 2008 primarily at our Texas City terminal.

Revolving Credit Agreement
On May 2, 2012, NuStar Logistics replaced its $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement) with a new $1.5 billion five-year revolving credit agreement, as amended (the 2012 Revolving Credit Agreement), which includes the ability to borrow up to the equivalent of $250.0 million in Euros. NuStar Logistics used borrowings of $588.6 million under the 2012 Revolving Credit Agreement and cash on hand to repay in full the balance on the 2007 Revolving Credit Agreement. Obligations under the 2012 Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. NuPOP will be released from its guarantee of the 2012 Revolving Credit Agreement when it no longer guarantees NuStar Logistics public debt instruments.
The 2012 Revolving Credit Agreement contains customary restrictive covenants, including requiring us to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2012 Revolving Credit Agreement) not to exceed 5.00-to-1.00. Moreover, if we consummate an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00 for two rolling periods. As of December 31, 2012, our consolidated debt coverage ratio could not exceed 5.50-to-1.00, as a result of the TexStar Asset Acquisition. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the 2012 Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of December 31, 2012, our consolidated debt coverage ratio was 5.0x, and we had $780.6 million available for borrowing.
The 2012 Revolving Credit Agreement permits unlimited investments in joint ventures and unconsolidated subsidiaries, provided that no default exists, but limits the amount of cash distributions for such joint ventures and unconsolidated subsidiaries included in the calculation of the consolidated debt coverage ratio to 20% of consolidated EBITDA. In addition, the 2012 Revolving Credit Agreement provided that we would be in compliance with the consolidated debt coverage ratio as long as it did not exceed 6.50-to-1.00 for the rolling period ended June 30, 2012 or 6.00-to-1.00 for the rolling period ending September 30, 2012. The 2012 Revolving Credit Agreement further stipulates that if the Asphalt Operations were owned by an unconsolidated joint venture, the maximum allowed consolidated debt coverage would revert to 5.00-to-1.00, unless we consummated an acquisition, as discussed above. Please refer to Note 13 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion on certain of our long-term debt agreements.
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
NuStar Logistics is solely obligated to service the principal and interest payments associated with the bonds. Certain lenders under our 2012 Revolving Credit Agreement issued letters of credit on our behalf to guarantee the payment of interest and principal on the bonds. These letters of credit rank equally with existing senior unsecured indebtedness of NuStar Logistics.
The following table summarizes Gulf Opportunity Zone Revenue Bonds outstanding as of December 31, 2012:

Date Issued	Maturity Date	Amount Outstanding	Amount of Letter of Credit		Amount Received from Trustee	Amount Remaining in Trust	Average Annual Interest Rate
		(Thousands of Dollars)
June 26, 2008	June 1, 2038	$55,440	$56,169		$55,440	$—	0.17%
July 15, 2010	July 1, 2040	100,000	101,315	(a)	100,000	—	0.17%
October 7, 2010	October 1, 2040	50,000	50,658		24,580	25,420	0.17%
December 29, 2010	December 1, 2040	85,000	86,118		24,481	60,519	0.17%
August 29, 2011	August 1, 2041	75,000	76,085		34,381	40,619	0.17%
	Total	$365,440	$370,345		$238,882	$126,558

(a)
On June 6, 2012, NuStar Logistics entered into a Letter of Credit Agreement with Mizuho Corporate Bank, Ltd., pursuant to which Mizuho issued a letter of credit in the amount of $101.3 million to the trustee associated with this bond issuance. This letter of credit ranks equally with existing senior unsecured indebtedness of NuStar Logistics but does not restrict the amount we can borrow under the 2012 Revolving Credit Agreement.
Shelf Registration Statements and Issuance of Common Units
Our shelf registration statement on Form S-3 became effective on May 13, 2010, which permits us to offer and sell various types of securities, including NuStar Energy common units and debt securities of NuStar Logistics and NuPOP (the 2010 Shelf Registration Statement). We also have a shelf registration statement on Form S-3 that was effective on April 29, 2011 (the 2011 Shelf Registration Statement). The 2011 Shelf Registration Statement permits us to offer and sell various types of securities, including NuStar Energy common units and debt securities of NuStar Logistics and NuPOP, having an aggregate value of up to $200.0 million.
On September 10, 2012, we issued 7,130,000 common units representing limited partner interests at a price of $48.94 per unit. We used the net proceeds from this offering of $343.9 million, including a contribution of $7.1 million from our general partner to maintain its 2% general partner interest, for general partnership purposes, including repayments of outstanding borrowings under our 2012 Revolving Credit Agreement and working capital purposes.
On December 9, 2011, we issued 6,037,500 common units representing limited partner interests at a price of $53.45 per unit. We used the net proceeds from this offering of $318.0 million, including a contribution of $6.6 million from our general partner to maintain its 2% general partner interest, mainly to reduce outstanding borrowings under our 2007 Revolving Credit Agreement.
On May 23, 2011, in connection with the 2011 Shelf Registration Statement, we entered into an Equity Distribution Agreement
(the Equity Distribution Agreement) with Citigroup Global Markets Inc. (Citigroup). Under the Equity Distribution Agreement,
we may from time to time sell an aggregate of up to $200.0 million NuStar Energy common units representing limited partner interests, using Citigroup as our sales agent. Sales of common units will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, in block transactions or as otherwise agreed by us and Citigroup. Under the terms of the Equity Distribution Agreement, we may also sell common units to Citigroup as principal for its own account at a price to be agreed upon at the time of sale. In September and October 2011, we sold 108,029 NuStar Energy common units under the Equity Distribution Agreement for net proceeds of $6.0 million, including a contribution of $0.1 million from our general partner to maintain its 2% general partner interest.
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

•
strategic capital expenditures, such as those to expand and upgrade pipeline capacity or terminal facilities and to construct new pipelines, terminals and storage tanks. In addition, strategic capital expenditures may include acquisitions of pipelines, terminals or storage tank assets, as well as certain capital expenditures related to support functions.

During the year ended December 31, 2012, our reliability capital expenditures totaled $39.5 million, consisting of $36.9 million primarily related to maintenance upgrade projects at our terminals, which are classified as “Reliability capital expenditures” in the consolidated statements of cash flows, and $2.6 million of turnaround expenditures at our San Antonio Refinery, which are classified as “Investment in other long-term assets” in our consolidated statements of cash flows. Strategic capital expenditures for the year ended December 31, 2012 totaled $373.7 million and were primarily related to projects in the Eagle Ford Shale region in South Texas, at our St. James, Louisiana and St. Eustatius terminals and at our corporate office.
For 2013, we expect to incur approximately $475.0 million to $645.0 million of capital expenditures, including approximately $35.0 million to $45.0 million for reliability capital projects and $440.0 million to $600.0 million for strategic capital expenditures, not including acquisitions. We continue to evaluate our capital budget and make changes as economic conditions warrant. Depending upon current economic conditions, our actual capital expenditures for 2013 may exceed or be lower than the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2013, and our internal growth projects can be accelerated or scaled back depending on the capital markets.
Working Capital Requirements
The Asphalt Operations, which we deconsolidated as of September 28, 2012, required us to make substantial investments in working capital. Increases in the prices of the commodities we purchased caused our working capital requirements to increase, which reduced our liquidity. Our working capital requirements varied with fluctuations in commodity prices and the seasonal nature of asphalt demand as we built and stored asphalt inventories during periods of lower demand in order to sell it during periods of higher demand. This seasonal variance in demand also affected our accounts receivable and accounts payable balances, which vary depending on timing of payments.
Within working capital, our inventory balances decreased by $112.6 million during the year ended December 31, 2012, compared to an increase of $160.1 million during the year ended December 31, 2011, due to a decrease in crude oil purchases related to the Asphalt Operations and decreases in bunker fuel sales as we reduced the scope of our bunker fuel operations in certain markets in 2012. In addition, accounts receivable decreased by $160.4 million during the year ended December 31, 2012, compared to an increase of $231.0 million during the year ended December 31, 2011, mainly due to decreases in bunker fuel sales in 2012. Higher inventory balances would typically also result in higher amounts of accounts payable, offsetting the impact to working capital. During the year ended December 31, 2012, accounts payable decreased $43.5 million, consistent with the decrease in inventory during the period.
The receivable from related parties increased by $113.0 million during the year ended December 31, 2012, primarily due to a receivable from Asphalt JV of $109.4 million as of December 31, 2012, mainly associated with a crude oil supply agreement. Please refer to the Related Party Transactions section below for a discussion of agreements with the Asphalt JV.
During the year ended December 31, 2011, our inventory balances increased by $160.1 million, compared to $26.6 million during the year ended December 31, 2010, mainly due to rising crude oil prices in 2011. In addition, inventory volumes increased in 2011 primarily due to increased heavy fuel trading activity. In addition, accounts receivable increased by $231.0 million during the year ended December 31, 2011, compared to $90.4 million during the year ended December 31, 2010, mainly due to higher overall sales, resulting mainly from increased crude and heavy fuel trading activity and the San Antonio Refinery Acquisition.
Higher inventory balances would typically also result in higher amounts of accounts payable, offsetting the impact to working capital. In 2011, accounts payable increased $140.9 million, compared to $81.0 million in 2010, partially offsetting the increase in inventory. With respect to our contango and asphalt winterfill strategies, we typically paid for the inventory prior to selling it. Due to the potential for this discrepancy in timing between paying for and selling our inventory, increases in our accounts payable will not always offset increases in our inventory balances within our working capital. As a result, the volume of inventory we maintained and the average cost of those inventories associated with our contango and asphalt winterfill strategies would significantly affect our working capital requirements.
The Asphalt JV requires significant amounts of working capital to conduct its business. NuStar Logistics agreed to provide an unsecured credit facility to the Asphalt JV to fund working capital loans to the Asphalt JV in an aggregate principal amount not to exceed $250.0 million. We have agreed to provide guarantees or credit support, as applicable, of up to $150.0 million under operating contracts related to the Asphalt Operations. We believe that the Asphalt JV’s current sources of capital are adequate to meet the Asphalt JV’s working capital needs. However, if the Asphalt JV’s working capital needs increase more than anticipated, we may be forced to seek additional sources of capital, which may not be available or available on commercially reasonable terms.
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

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions are earned:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$7,486	$6,630	$6,227
General partner incentive distribution	41,242	36,326	33,304
Total general partner distribution	48,728	42,956	39,531
Limited partners’ distribution	325,526	288,550	271,847
Total cash distributions	$374,254	$331,506	$311,378

Cash distributions per unit applicable to limited partners	$4.380	$4.360	$4.280
Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter.
In February 2013, we declared a quarterly cash distribution of $1.095 that was paid on February 14, 2013 to unitholders of record on February 11, 2013. This distribution related to the fourth quarter of 2012 and totaled $98.1 million, of which $12.8 million represented our general partner’s interest and incentive distribution.
Debt Obligations
As of December 31,2012, we were a party to the following debt agreements:

•	the 2012 Revolving Credit Agreement due May 2, 2017, with a balance of $440.3 million as of December 31, 2012;

•
NuStar Logistics’ 6.05% senior notes due March 15, 2013 with a face value of $229.9 million; 7.65% senior notes due April 15, 2018 with a face value of $350.0 million; 4.80% senior notes due September 1, 2020 with a face value of $450.0 million; and 4.75% senior notes due February 1, 2022 with a face value of $250.0 million

•	NuPOP’s 5.875% senior notes due June 1, 2013 with a face value of $250.0 million;

•	NuStar Logistics’ $365.4 million Gulf Opportunity Zone Revenue Bonds due from 2038 to 2041;

•	the £21 million term loan due December 10, 2013 (the UK Term Loan); and

•
the $12.0 million note payable in annual installments through December 31, 2015 to the Port of Corpus Christi Authority of Nueces County, Texas, with a balance of $0.6 million as of December 31, 2012, associated with the construction of a crude oil storage facility in Corpus Christi, Texas (Port Authority of Corpus Christi Note Payable).

Management believes that, as of December 31, 2012, we are in compliance with all ratios and covenants of both the 2012 Revolving Credit Agreement and the UK Term Loan, which has substantially the same covenants as the 2012 Revolving Credit Agreement. Our other long-term debt obligations do not contain any financial covenants that differ from those contained in the 2012 Revolving Credit Agreement. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments.
Please refer to Note 13 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of our debt agreements.

Credit Ratings
The following table reflects the current outlook and ratings that have been assigned to the debt of our wholly owned subsidiaries:

	Standard & Poor’s	Moody’s Investor Service	Fitch

Ratings	BB+	Ba1	BB
Outlook	Stable	Stable	Stable
In July 2012, Standard & Poor’s (S&P) lowered our credit rating to BB+ from BBB- and revised the outlook to Stable. In January 2013, Moody’s Investor Service (Moody’s) lowered our credit rating to Ba1 from Baa3 and held the outlook stable. In

2012, Fitch Ratings lowered our credit rating to BB from BBB- and revised the outlook to Stable.
The interest rates applicable to the 2012 Revolving Credit Agreement do not adjust unless both S&P and Moody’s change their ratings; therefore, the interest rate on the 2012 Revolving Credit Agreement increased by 0.375% effective January 2013. The interest rate on NuStar Logistics’ $350.0 million of 7.65% senior notes increased by 0.25% in July 2012 as a result of the S&P downgrade and by another 0.25% in January 2013 as a result of the Moody’s downgrade. The downgrade by Moody’s also caused the interest rate on the UK Term Loan to increase by 0.375% effective January 2013. These downgrades may also require us to provide additional credit support for certain contracts.
Interest Rate Swaps
As of December 31, 2012 and 2011, we were a party to forward-starting swap agreements for the purpose of hedging interest rate risk. As of December 31, 2011, we were also a party to fixed-to-floating interest rate swap agreements for the purpose of hedging interest rate risk. The following table aggregates information about our interest rate swaps agreements:

	Notional Amount		Fair Value
	December 31,		December 31,
	2012	2011	2012	2011
	(Thousands of Dollars)
Type of interest rate swap agreements:
Fixed-to-floating	$—	$270,000	$—	$2,335
Forward-starting	$275,000	$500,000	$(40,911)	$(49,199)
Please refer to Note 2 and Note 17 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion on our interest rate swaps.
Long-Term Contractual Obligations
The following table presents our long-term contractual obligations and commitments and the related payments due, in total and by period, as of December 31, 2012:

	Payments Due by Period
	2013	2014	2015	2016	2017	Thereafter	Total
	(Thousands of Dollars)
Long-term debt maturities	$514,651	$—	$—	$—	$440,330	$1,415,440	$2,370,421
Interest payments	73,020	57,927	57,927	57,927	52,869	90,154	389,824
Operating leases	39,448	31,718	26,194	22,344	18,717	97,135	235,556
Purchase obligations:
Crude oil	2,375,412	2,375,412	593,854	—	—	—	5,344,678
Other purchase obligations	7,191	6,242	3,264	2,736	432	216	20,081
Long-term debt maturities in the table represent our scheduled future maturities of long-term debt principal for the periods indicated. We have $514.7 million of debt maturing in 2013, which we intend to refinance with borrowings under our 2012 Revolving Credit Agreement or other sources of capital, pending market conditions.
The interest payments calculated for our variable-rate debt are based on the outstanding borrowings and the interest rate as of December 31, 2012. The interest payments on our fixed-rate debt are based on the stated interest rates, the outstanding balances as of December 31, 2012 and interest payment dates.
Our operating leases consist primarily of leases for tugs and barges utilized at our St. Eustatius and Point Tupper facilities and land leases at various terminal facilities.
A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum or variable price provisions, and (iii) the approximate timing of the transaction.
Our crude oil purchase obligations consist of a crude supply agreement to purchase an annual average of 75,000 barrels per day of crude oil over a minimum seven-year period from an affiliate of Petróleos de Venezuela S. A. (PDVSA), the national oil company of Venezuela. The value of this crude oil purchase obligation fluctuates according to a market-based pricing formula using published market indices, subject to adjustment per the agreement. We estimated the value of the crude oil purchase obligation based on market prices as of December 31, 2012.
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
We entered into a crude purchase agreement with Statoil Brasil Oleo E Gas Limitada on November 17, 2010, which committed us to purchase an average of 10,000 barrels per day of crude oil over a three-year period, beginning in December 2011. We terminated this agreement in the fourth quarter of 2012.
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
The balance of and changes in our accruals for environmental matters as of and for the years ended December 31, 2012 and 2011 are included in Note 14 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data.” We believe that we have adequately accrued for our environmental exposures.
Contingencies
We are subject to certain loss contingencies, the outcomes of which could have an adverse effect on our cash flows and results of operations, as further disclosed in Note 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data.”
RELATED PARTY TRANSACTIONS
The following table summarizes information pertaining to related party transactions:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars)
Revenues	$5,380	$1,039	$—
Operating expenses	$139,178	$144,274	$137,634
General and administrative expenses	$62,490	$66,220	$71,554
Interest income	$1,219	$—	$—
Expenses included in discontinued operations, net of tax	$8,804	$6,288	$—
NuStar GP, LLC
Our operations are managed by NuStar GP, LLC, the general partner of our general partner. Under the services agreement described below employees of NuStar GP, LLC provide services to both NuStar Energy and NuStar GP Holdings; therefore, we reimburse NuStar GP, LLC for all costs related to its employees, other than costs associated with NuStar GP Holdings.
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
We had a payable to NuStar GP, LLC of $1.4 million and $6.7 million as of December 31, 2012 and 2011, respectively, with both amounts representing payroll, employee benefit plan expenses and unit-based compensation. We also had a long-term payable to NuStar GP, LLC as of December 31, 2012 and 2011 of $18.1 million and $14.5 million, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits.

Asphalt JV
In connection with the Asphalt Sale, we provided an unsecured revolving credit facility that will be available to fund working capital needs and for general purposes of Asphalt JV in an aggregate principal amount not to exceed $250.0 million for a term of seven years. The NuStar JV Facility matures on September 28, 2019 and bears interest based on either an alternative base rate or a LIBOR-based rate. We recognize interest income over the term of the facility in “Interest expense, net” on the consolidated statements of comprehensive income. As of December 31, 2012, the interest rate was 2.8%. In the event NuStar Energy no longer owns an equity interest in Asphalt JV, the interest rate increases and the availability under the NuStar JV Facility is reduced to a maximum of $167.0 million after two years and $83.0 million after three years. On December 31, 2012, our note receivable from Asphalt JV totaled $95.7 million under the NuStar JV Facility.
In addition, during the term of the NuStar JV Facility, NuStar Energy will provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million. As of December 31, 2012, NuStar Energy has provided guarantees for commodity purchases, lease obligations and certain utilities for Asphalt JV with a maximum potential exposure of $137.1 million. In addition, NuStar has provided two guarantees to suppliers that do not specify a maximum amount, but for which we believe any amounts due would be minimal. A majority of the guarantees were in existence prior to the Asphalt Sale and have no expiration date. In the event NuStar Energy must fund its obligation under these guarantees, that amount will be added to borrowings under the NuStar JV Facility, but it will not reduce the availability under the NuStar Facility.

Also, as of December 31, 2012, we had a receivable from Asphalt JV of $109.4 million mainly associated with crude oil sales under our crude oil supply agreement with Asphalt JV. Please refer to Note 18 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a detailed discussion of our other related party transactions with Asphalt JV

CRITICAL ACCOUNTING POLICIES
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

The goodwill assessment and, if necessary, the impairment test is performed for each reporting unit to which goodwill has been allocated, consisting of the following:

•	crude oil pipelines;

•	refined product pipelines;

•	refined product terminals, excluding our St. Eustatius and Point Tupper facilities;

•	St. Eustatius and Point Tupper terminal operations; and

•	bunkering activity at our St. Eustatius and Point Tupper facilities.
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
Derivative Financial Instruments
We utilize various derivative instruments to manage our exposure to commodity price risk and manage our exposure to interest rate risk. We record derivative instruments in the consolidated balance sheets at fair value, and apply hedge accounting when appropriate. We record changes to the fair values of derivative instruments in earnings for fair value hedges or as part of “Accumulated other comprehensive income” (AOCI) for the effective portion of cash flow hedges. We reclassify the effective portion of cash flow hedges from AOCI to earnings when the underlying forecasted transaction occurs or becomes probable not to occur. We recognize ineffectiveness resulting from our derivatives immediately in earnings. With respect to cash flow hedges, we must exercise judgment to assess the probability of the forecasted transaction, which, among other things, depends upon market factors and our ability to reliably operate our assets.
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
Interest Rate Risk
We manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, we utilize fixed-to-floating interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt. We also enter into forward-starting interest rate swap agreements to lock in the rate on the interest payments related to forecasted debt issuances. Borrowings under the 2012 Revolving Credit Agreement and the Gulf Opportunity Zone Revenue Bonds expose us to increases in applicable interest rates.
The following tables provide information about our long-term debt and interest rate derivative instruments, all of which are sensitive to changes in interest rates. For long-term debt, principal cash flows and related weighted-average interest rates by expected maturity dates are presented. For our fixed-to-floating interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. We had no fixed-to-floating interest rate swaps as of December 31, 2012. Weighted-average variable rates are based on implied forward interest rates in the yield curve at the reporting date.

	December 31, 2012
	Expected Maturity Dates
	2013	2014	2015	2016	2017	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$514,651	$—	$—	$—	$—	$1,050,000	$1,564,651	$1,601,985
Weighted-average interest rate	5.7%	—	—	—	—	5.8%	5.8%
Variable rate	$—	$—	$—	$—	$440,330	$365,440	$805,770	$775,135
Weighted-average interest rate	—	—	—	—	1.9%	0.1%	1.1%

	December 31, 2011
	Expected Maturity Dates
	2012	2013	2014	2015	2016	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$383,456	$479,932	$—	$—	$—	$800,000	$1,663,388	$1,787,532
Weighted-average interest rate	7.4%	6.0%	—	—	—	6.0%	6.3%
Variable rate	$229,295	$—	$—	$—	$—	$365,440	$594,735	$590,033
Weighted-average interest rate	1.2%	—	—	—	—	0.1%	0.5%
Interest Rate Swaps Fixed-to-Floating:
Notional amount	$—	$—	$—	$—	$—	$270,000	$270,000	$2,335
Weighted-average pay rate	3.2%	3.4%	3.7%	4.4%	4.9%	5.7%	4.7%
Weighted-average receive rate	4.8%	4.8%	4.8%	4.8%	4.8%	4.8%	4.8%

The following table presents information regarding our forward-starting interest rate swaps:

Notional Amount		Period of Hedge	Weighted-Average Fixed Rate	Fair Value
December 31, 2012	December 31, 2011		December 31, 2012	December 31, 2012	December 31, 2011
(Thousands of Dollars)				(Thousands of Dollars)
$125,000	$125,000	03/13 – 03/23	3.5%	$(18,921)	$(12,720)
150,000	150,000	06/13 – 06/23	3.5%	(21,990)	(14,470)
—	225,000		—	—	(22,009)
$275,000	$500,000		3.5%	$(40,911)	$(49,199)
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

The commodity contracts disclosed below represent only those contracts exposed to commodity price risk at the end of the period. Please refer to Note 17 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data” for the volume and related fair value of all commodity contracts.

	December 31, 2012
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	10	$127.47	N/A	$(1)
Futures – short:
(refined products)	55	N/A	$127.99	$36
Swaps – long:
(refined products)	11	$97.76	N/A	$2
Swaps – short:
(refined products)	36	N/A	$96.58	$(51)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	88	$97.60	N/A	$202
Futures – short:
(crude oil and refined products)	94	N/A	$100.13	$(142)
Swaps – long:
(crude oil and refined products)	5,196	$93.75	N/A	$(2,329)
Swaps – short:
(crude oil and refined products)	6,952	N/A	$94.43	$(2,033)
Forward purchase contracts:
(crude oil)	2,998	$100.03	N/A	$12,574
Forward sales contracts:
(crude oil)	2,998	N/A	$99.68	$(9,365)

Total fair value of open positions exposed to commodity price risk				$(1,107)

	December 31, 2011
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(refined products)	20	N/A	$121.65	$(15)

Cash Flow Hedges:
Swaps – long:
(crude oil)	9,353	$106.69	N/A	$(103,078)
Swaps – short:
(refined products)	8,805	N/A	$127.97	$126,067

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	643	$98.79	N/A	$919
Futures – short:
(crude oil and refined products)	800	N/A	$101.77	$(2,075)
Swaps – long:
(refined products)	1,355	$97.25	N/A	$(1,455)
Swaps – short:
(refined products)	2,283	N/A	$101.20	$8,756
Forward purchase contracts:
(crude oil)	2,294	$106.01	N/A	$(1,803)
Forward sales contracts:
(crude oil)	2,294	N/A	$105.20	$3,683

Total fair value of open positions exposed to commodity price risk				$30,999

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of NuStar Energy L.P’s internal control over financial reporting as of December 31, 2012. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The effectiveness of internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K. KPMG LLP’s attestation on the effectiveness of our internal control over financial reporting appears on page 62.

Report of Independent Registered Public Accounting Firm
The Board of Directors of NuStar GP, LLC
and Unitholders of NuStar Energy L.P.:
We have audited the accompanying consolidated balance sheets of NuStar Energy L.P. (a Delaware limited partnership) and subsidiaries (the Partnership) as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income (loss), partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuStar Energy L.P. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuStar Energy L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
/s/ KPMG LLP
San Antonio, Texas
March 1, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors of NuStar GP, LLC
and Unitholders of NuStar Energy L.P.:
We have audited NuStar Energy L.P. (a Delaware limited partnership) and subsidiaries’ (the Partnership’s) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, NuStar Energy L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuStar Energy L.P. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income (loss), partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
San Antonio, Texas
March 1, 2013

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$83,602	$17,497
Accounts receivable, net of allowance for doubtful accounts of $808 and $2,147 as of December 31, 2012 and 2011, respectively	387,943	547,808
Receivable from related parties	109,833	—
Inventories	173,228	587,785
Income tax receivable	1,265	4,148
Other current assets	65,238	43,685
Assets held for sale	118,334	—
Total current assets	939,443	1,200,923
Property, plant and equipment, at cost	4,287,859	4,413,305
Accumulated depreciation and amortization	(1,049,399)	(982,837)
Property, plant and equipment, net	3,238,460	3,430,468
Intangible assets, net	92,435	38,923
Goodwill	951,024	846,717
Investment in joint ventures	102,945	66,687
Deferred income tax asset	3,108	9,141
Note receivable from related party	95,711	—
Other long-term assets, net	189,963	288,331
Total assets	$5,613,089	$5,881,190
Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$286,422	$364,959
Accounts payable	397,633	454,326
Payable to related party	1,408	6,735
Accrued interest payable	23,741	29,833
Accrued liabilities	124,203	71,270
Taxes other than income tax	9,893	13,455
Income tax payable	2,671	3,222
Total current liabilities	845,971	943,800
Long-term debt, less current portion	2,124,582	1,928,071
Long-term payable to related party	18,071	14,502
Deferred income tax liability	32,114	35,437
Other long-term liabilities	7,356	95,045
Commitments and contingencies (Note 15)
Partners’ equity:
Limited partners (77,886,078 and 70,756,078 common units outstanding as of December 31, 2012 and 2011, respectively)	2,573,263	2,817,069
General partner	57,986	62,539
Accumulated other comprehensive loss	(58,865)	(27,407)
Total NuStar Energy L.P. partners’ equity	2,572,384	2,852,201
Noncontrolling interest	12,611	12,134
Total partners’ equity	2,584,995	2,864,335
Total liabilities and partners’ equity	$5,613,089	$5,881,190
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Services revenues:
Third parties	$875,508	$833,770	$794,134
Related party	4,589	1,039	—
Total service revenues	880,097	834,809	794,134
Product sales:
Third parties	5,074,788	5,437,006	3,608,927
Related party	791	—	—
Total product sales	5,075,579	5,437,006	3,608,927
Total revenues	5,955,676	6,271,815	4,403,061
Costs and expenses:
Cost of product sales	4,930,174	5,175,710	3,350,429
Operating expenses:
Third parties	403,586	380,380	348,398
Related party	139,178	144,274	137,634
Total operating expenses	542,764	524,654	486,032
General and administrative expenses:
Third parties	42,266	36,830	38,687
Related party	62,490	66,220	71,554
Total general and administrative expenses	104,756	103,050	110,241
Depreciation and amortization expense	165,021	166,589	153,802
Asset impairment loss	249,646	—	—
Goodwill impairment loss	22,132	—	—
Gain on legal settlement	(28,738)	—	—
Total costs and expenses	5,985,755	5,970,003	4,100,504
Operating (loss) income	(30,079)	301,812	302,557
Equity in (loss) earnings of joint ventures	(9,378)	11,458	10,500
Interest expense, net	(90,889)	(81,727)	(78,280)
Interest income from related party	1,219	—	—
Other (expense) income, net	(26,511)	(3,343)	15,934
(Loss) income from continuing operations before income tax expense	(155,638)	228,200	250,711
Income tax expense	22,494	16,713	11,741
(Loss) income from continuing operations	(178,132)	211,487	238,970
(Loss) income from discontinued operations, net of tax	(49,105)	10,114	—
Net (loss) income	(227,237)	221,601	238,970
Less net (loss) income attributable to noncontrolling interest	(621)	140	—
Net (loss) income attributable to NuStar Energy L.P.	$(226,616)	$221,461	$238,970
Net (loss) income per unit applicable to limited partners:
Continuing operations	$(2.95)	$2.63	$3.19
Discontinued operations	(0.66)	0.15	$—
Total (Note 22)	$(3.61)	$2.78	$3.19
Weighted-average limited partner units outstanding	72,957,417	65,018,301	62,946,987
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of Dollars)

	Year Ended December 31,
	2012	2011	2010
Net (loss) income	$(227,237)	$221,601	$238,970

Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income tax expense of $414, $458 and $516	10,677	(18,431)	3,450
Net unrealized (loss) gain on cash flow hedges	(94,269)	(53,452)	33,560
Net loss (gain) reclassified into income on cash flow hedges	53,232	(5,030)	1,680
Total other comprehensive (loss) income	(30,360)	(76,913)	38,690

Comprehensive (loss) income	(257,597)	144,688	277,660
Less comprehensive income (loss) attributable to noncontrolling interest	477	(2,866)	—
Comprehensive (loss) income attributable to NuStar Energy L.P.	$(258,074)	$147,554	$277,660
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net (loss) income	$(227,237)	$221,601	$238,970
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	170,651	168,286	153,802
Amortization of debt related items	(7,016)	(12,392)	(7,767)
Loss (gain) on sale or disposition of assets, including insurance recoveries	26,902	(262)	(12,990)
Asset and goodwill impairment loss	271,778	—	—
Gain on legal settlement	(28,738)	—	—
Deferred income tax expense (benefit)	1,542	4,351	(1,733)
Equity in loss (earnings) of joint ventures	9,378	(11,458)	(10,500)
Distributions of equity in earnings of joint ventures	6,364	14,374	9,625
Changes in current assets and current liabilities (Note 23)	90,247	(265,453)	(6,867)
Other, net	(14,668)	(24,579)	(40)
Net cash provided by operating activities	299,203	94,468	362,500
Cash Flows from Investing Activities:
Reliability capital expenditures	(36,903)	(41,349)	(50,562)
Strategic capital expenditures	(373,692)	(294,311)	(219,268)
Acquisitions	(315,810)	(100,690)	(43,026)
Investment in other long-term assets	(2,610)	(8,990)	(3,469)
Proceeds from sale or disposition of assets	42,650	2,086	2,610
Proceeds from sale of Asphalt Operations	436,276	—	—
Increase in note receivable from related party	(95,711)	—	—
Proceeds from insurance recoveries	—	—	13,500
Net cash used in investing activities	(345,800)	(443,254)	(300,215)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	2,549,145	915,749	899,365
Proceeds from short-term debt borrowings	71,880	33,800	177,041
Proceeds from senior note offering, net of issuance costs	247,398	—	445,431
Long-term debt repayments	(2,648,475)	(768,150)	(1,204,313)
Short-term debt repayments	(71,880)	(33,800)	(197,041)
Proceeds from issuance of common units, net of issuance costs	336,415	317,285	240,148
Contributions from general partner	7,121	6,708	5,078
Distributions to unitholders and general partner	(365,279)	(322,046)	(305,154)
(Payments for) proceeds from termination of interest rate swaps	(5,678)	33,433	—
Other, net	(9,978)	3,742	(4,289)
Net cash provided by financing activities	110,669	186,721	56,266
Effect of foreign exchange rate changes on cash	2,033	(1,559)	564
Net increase (decrease) in cash and cash equivalents	66,105	(163,624)	119,115
Cash and cash equivalents as of the beginning of the period	17,497	181,121	62,006
Cash and cash equivalents as of the end of the period	$83,602	$17,497	$181,121
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2012, 2011 and 2010
(Thousands of Dollars, Except Unit Data)

	Limited Partners		General Partner	Accumulated Other Comprehensive Income (Loss)	Total NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity
	Units	Amount
Balance as of January 1, 2010	60,210,549	$2,423,689	$53,469	$7,810	$2,484,968	$—	$2,484,968
Net income	—	201,553	37,417	—	238,970	—	238,970
Other comprehensive income	—	—	—	38,690	38,690	—	38,690
Cash distributions to partners	—	(266,517)	(38,637)	—	(305,154)	—	(305,154)
Issuance of common units, including contribution from general partner	4,400,000	240,148	5,078	—	245,226	—	245,226
Balance as of December 31, 2010	64,610,549	2,598,873	57,327	46,500	2,702,700	—	2,702,700
Acquisition	—	—	—	—	—	15,000	15,000
Net income	—	181,439	40,022	—	221,461	140	221,601
Other comprehensive loss	—	—	—	(73,907)	(73,907)	(3,006)	(76,913)
Cash distributions to partners	—	(280,528)	(41,518)	—	(322,046)	—	(322,046)
Issuance of common units, including contribution from general partner	6,145,529	317,285	6,708	—	323,993	—	323,993
Balance as of December 31, 2011	70,756,078	2,817,069	62,539	(27,407)	2,852,201	12,134	2,864,335
Net (loss) income	—	(262,502)	35,886	—	(226,616)	(621)	(227,237)
Other comprehensive (loss) income	—	—	—	(31,458)	(31,458)	1,098	(30,360)
Cash distributions to partners	—	(317,719)	(47,560)	—	(365,279)	—	(365,279)
Issuance of common units, including contribution from general partner	7,130,000	336,739	7,121	—	343,860	—	343,860
Other	—	(324)	—	—	(324)	—	(324)
Balance as of December 31, 2012	77,886,078	$2,573,263	$57,986	$(58,865)	$2,572,384	$12,611	$2,584,995
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

1. ORGANIZATION AND OPERATIONS
Organization
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. Unless otherwise indicated, the terms “NuStar Energy L.P.,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 15.0% total interest in us as of December 31, 2012.
Operations
We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: storage, transportation, and asphalt and fuels marketing.
Storage. We own terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey providing approximately 83.2 million barrels of storage capacity. Our terminals provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including crude oil and other feedstocks.
Transportation. We own common carrier refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 5,484 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. The East and North Pipelines also include 21 terminals providing storage capacity of 4.9 million barrels, and the East Pipeline includes 2 tank farms providing storage capacity of 1.4 million barrels . In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. We also own 1,150 miles of crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois, as well as associated crude oil storage facilities providing storage capacity of 2.5 million barrels in Texas and Oklahoma that are located along the crude oil pipelines. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in our ammonia pipeline.
Asphalt and Fuels Marketing. Our asphalt and fuels marketing segment includes our fuels marketing operations and, through September 28, 2012, our asphalt operations. Within our fuels marketing operations, we purchase crude oil and refined petroleum products for resale. Our asphalt operations included two asphalt refineries with a combined throughput capacity of 104,000 barrels per day at which we refine crude oil to produce asphalt and certain other refined products, as well as terminal facilities with an aggregate storage capacity of 5.3 million barrels. On September 28, 2012, we sold a 50% ownership interest in NuStar Asphalt LLC, previously a wholly owned subsidiary, and started reporting our remaining investment using the equity method of accounting. Therefore, the results of our asphalt operations are reported in “Equity in (loss) earnings of joint ventures” in the consolidated statements of income and not within our segments beginning on September 28, 2012. See Note 5. Dispositions for additional discussion. In addition, in 2012, NuStar Asphalt LLC temporarily ceased refining operations at the Savannah facility and began to operate it as an asphalt terminal.
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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Restricted Cash
Restricted cash is cash held in escrow, pledged as collateral or restricted to use for vendor payables. As of December 31, 2012, restricted cash totaled $15.2 million and is included in “Other current assets” in the consolidated balance sheets.
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
Goodwill and Intangible Assets
Goodwill acquired in a business combination is not amortized and is assessed for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. We use October 1 as our annual valuation date for our impairment assessment. In 2011, we adopted amended guidance that provides an option to first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. We assessed the totality of events and circumstances as of October 1, 2012 and determined that a quantitative goodwill impairment test was not necessary, and no goodwill impairment had occurred. We performed a quantitative goodwill impairment test as of October 1, 2010 and determined that no impairment had occurred.
Intangible assets are recorded at cost and are assets that lack physical substance (excluding financial assets). Our intangible assets are amortized on a straight-line basis over 10 to 47 years.
Investment in Joint Ventures
We account for our investment in the joint ventures using the equity method of accounting.
NuStar Asphalt LLC. On September 28, 2012, we sold a 50% ownership interest (the Asphalt Sale) in NuStar Asphalt LLC (Asphalt JV), previously a wholly owned subsidiary, to an affiliate of Lindsay Goldberg LLC, a private investment firm.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Asphalt JV owns and operates the asphalt refining assets that were previously wholly owned by NuStar Energy, including the asphalt refineries located in Paulsboro, New Jersey and Savannah, Georgia. Upon closing, we deconsolidated Asphalt JV and started reporting our remaining investment in Asphalt JV using the equity method of accounting. See Note 5. Dispositions for additional discussion of the Asphalt Sale.
ST Linden Terminals, LLC. The 44-acre facility provides deep-water terminalling capabilities at New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. As part of our acquisition of Kaneb Pipeline Partners, L.P. and Kaneb Services LLC in July 2005 (the Kaneb Acquisition), we acquired an investment in ST Linden Terminals, LLC (Linden). Linden is owned 50% by the Partnership and 50% by NIC Holding Corp. In connection with the Kaneb Acquisition, we recorded our investment in Linden at fair value, which exceeded our 50% share of its members’ equity. This excess totaled $43.0 million and $43.3 million as of December 31, 2012 and 2011, respectively, a portion of which is being amortized into expense over the average life of the assets held by Linden, or 25 years. The remaining balance not amortized represents goodwill of Linden.
Note Receivable from Related Party
The note receivable from related party consists of the amounts due to us from Asphalt JV under a $250.0 million unsecured revolving credit facility. The note receivable is recorded at the outstanding principal amount, and we recognize interest income ratably over the term of the facility in “Interest income from related party” on the consolidated statements of income. See Note. 18 Related Party Transactions for additional information on our agreements with Asphalt JV.
Other Long-Term Assets
“Other long-term assets, net” primarily include the following:

•
funds deposited with a trustee related to revenue bonds issued by the Parish of St. James associated with our St. James terminal expansion (see Note 13. Debt for additional information on the Gulf Opportunity Zone Revenue Bonds);

•	asphalt tank heel inventory and ammonia pipeline linefill;

•	deferred financing costs amortized over the life of the related debt obligation using the effective interest method; and

•	long-term derivative assets.
Impairment of Long-Lived Assets
We review long-lived assets, including property, plant and equipment and investment in joint ventures, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We perform the evaluation of recoverability using undiscounted estimated net cash flows generated by the related asset. If we deem an asset to be impaired, we determine the amount of impairment as the amount by which the net carrying value exceeds its fair value. We believe that the carrying amounts of our long-lived assets as of December 31, 2012 are recoverable.
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
We recognize a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. We had no unrecognized tax benefits as of December 31, 2012 and 2011.

NuStar Energy and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. For U.S. federal and state purposes, tax years subject to examination are 2008 through 2012 and for our major non-U.S. jurisdictions, tax years subject to examination are 2008 through 2012, both according to standard statute of limitations. NuStar has waived the statute of limitations for limited items for the tax years 2006 and 2007 as a result of an ongoing income tax audit in Canada.
Asset Retirement Obligations
We record a liability for asset retirement obligations at the fair value of the estimated costs to retire a tangible long-lived asset at the time we incur that liability, which is generally when the asset is purchased, constructed or leased, when we have a legal obligation to incur costs to retire the asset and when a reasonable estimate of the fair value of the obligation can be made. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the fair value.
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
We also have legal obligations in the form of leases and right-of-way agreements, which require us to remove certain of our assets upon termination of the agreement. However, these lease or right-of-way agreements generally contain automatic renewal provisions that extend our rights indefinitely or we have other legal means available to extend our rights. We have recorded a liability of approximately $0.6 million as of December 31, 2012 and 2011, which is included in “Other long-term liabilities” in the consolidated balance sheets, for conditional asset retirement obligations related to the retirement of terminal assets with lease and right-of-way agreements.
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
We record commodity derivative instruments in the consolidated balance sheets at fair value. We recognize mark-to-market adjustments for derivative instruments designated and qualifying as fair value hedges (Fair Value Hedges) and the related change in the fair value of the associated hedged physical inventory or firm commitment within “Cost of product sales.” For derivative instruments designated and qualifying as cash flow hedges (Cash Flow Hedges), we record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive income” (AOCI) until the underlying hedged forecasted transactions occur and are recognized in income. Any hedge ineffectiveness is recognized immediately in “Cost of product sales.” Once a hedged transaction occurs, we reclassify the effective portion from AOCI to “Cost of product sales.” If it becomes probable that a hedged transaction will not occur, then the associated gains or losses are reclassified from AOCI to “Cost of product sales” immediately. For derivative instruments that have associated underlying physical inventory but do not qualify for hedge accounting (Economic Hedges and Other Derivatives), we record the mark-to-market adjustments in “Cost of product sales” or “Operating expenses.”
We are a party to certain interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of our fixed-rate senior notes, which include forward-starting interest rate swap agreements related to forecasted probable debt issuances. Under the terms of these swap agreements, we pay a fixed rate and receive a rate based on three month USD LIBOR. We entered into the swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. We account for the forward-starting interest rate swaps as Cash Flow Hedges, and we recognize the fair value of each interest rate swap in the consolidated balance sheets. We record the effective portion of mark-to-market adjustments as a component of AOCI, and any hedge ineffectiveness is recognized immediately in “Interest expense, net.” The amount accumulated in AOCI will be

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

amortized into “Interest expense, net” over the term of the forecasted debt.
We classify cash flows associated with our derivative instruments as operating cash flows in the consolidated statements of cash flows, except for receipts or payments associated with terminated forward-starting interest rate swap agreements, which are included in cash flows from financing activities.
In addition, we entered into fixed-to-floating interest rate swap agreements associated with a portion of our fixed-rate senior notes. Under the terms of these swap agreements, we received a fixed rate and paid a variable rate that varied with each agreement. We accounted for the fixed-to-floating interest rate swaps as Fair Value Hedges and recognized the fair value of each interest rate swap in the consolidated balance sheets. Except for one interest rate swap agreement we entered into and terminated in 2011, the interest rate swap agreements qualified for the shortcut method of accounting. As a result, changes in the fair value of the swaps completely offset the changes in the fair value of the underlying hedged debt. We terminated all remaining interest rate swaps during the year ended December 31, 2012.
From time to time, we also entered into derivative commodity instruments based on our analysis of market conditions in order to attempt to profit from market fluctuations. These derivative instruments were financial positions entered into without underlying physical inventory and are not considered hedges. We recorded these derivatives in the consolidated balance sheets as assets or liabilities at fair value with mark-to-market adjustments recorded in “Product sales.” We no longer enter into commodity derivatives without underlying physical inventory.
See Note 17. Derivatives and Risk Management Activities for additional information regarding our derivative financial instruments.
Operating Leases
We recognize rent expense on a straight-line basis over the lease term, including the impact of both scheduled rent increases and free or reduced rents (commonly referred to as “rent holidays”).
Unit-based Compensation
NuStar GP, LLC, a wholly owned subsidiary of NuStar GP Holdings, has adopted various long-term incentive plans that provide the Compensation Committee of the Board of Directors of NuStar GP, LLC with the right to grant employees and directors of NuStar GP, LLC providing services to NuStar Energy the right to receive NS common units. NuStar GP, LLC accounts for awards of NS common unit options, restricted units and performance awards at fair value as a derivative, whereby a liability for the award is recorded at inception. Subsequent changes in the fair value of the award are included in the determination of net income. NuStar GP, LLC determines the fair value of NS unit options using the Black-Scholes model at each reporting date. NuStar GP, LLC determines the fair value of NS restricted units and performance awards using the market price of NS common units at each reporting date. However, performance awards are earned only upon NuStar Energy’s achievement of an objective performance measure. NuStar GP, LLC records compensation expense each reporting period such that the cumulative compensation expense recognized equals the current fair value of the percentage of the award that has vested. NuStar GP, LLC records compensation expense related to NS unit options until such options are exercised, and compensation expense related to NS restricted units until the date of vesting.
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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Reclassifications
Certain previously reported amounts in the 2011 and 2010 consolidated financial statements and notes have been reclassified to conform to the 2012 presentation. As further discussed in Note 5. Dispositions, we sold the San Antonio Refinery and related assets on January 1, 2013. As a result, we have presented the results of operations for the San Antonio Refinery and related assets, previously reported in the asphalt and fuels marketing segment, as discontinued operations for the years ended December 31, 2012 and 2011. In addition, we reclassified $8.9 million and $2.8 million of storage lease revenues for the years ended December 31, 2011 and 2010, respectively, that were previously recognized in “Product sales” to “Service revenues” on the consolidated statements of income.

3. NEW ACCOUNTING PRONOUNCEMENTS
Balance Sheet Offsetting
In December 2011, the Financial Accounting Standards Board (FASB) amended the disclosure requirements about offsetting assets and liabilities. The amended guidance requires new disclosures to enable users of financial statements to reconcile differences in the offsetting requirements under U.S. GAAP and International Financial Reporting Standards. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The amended guidance is effective for annual and interim reporting periods beginning on or after
January 1, 2013, and retrospective application is required. Accordingly, we will adopt the amended guidance January 1, 2013, and we do not expect it to have a material impact on our disclosures.
In January 2013, the FASB further amended and clarified the scope of balance sheet offsetting disclosure requirements. The amended guidance limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. The disclosures are required irrespective of whether the transactions are offset in the consolidated balance sheets. The effective date remains unchanged. Accordingly, we will adopt this amended guidance January 1, 2013, and we do not expect it to have a material impact on our disclosures.
Other Comprehensive Income
In February 2013, the FASB further amended the disclosure requirements for the presentation of comprehensive income.
The amended guidance requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The amended guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. Accordingly, we will adopt the amended guidance January 1, 2013. Substantially all of the information required under the amended guidance is already required to be disclosed elsewhere in the financial statements; therefore, we do not expect it to have a material impact on our financial statement presentation or disclosures.

4. ACQUISITIONS

TexStar Asset Acquisition
On December 13, 2012, NuStar Logistics acquired the TexStar Crude Oil Assets (as defined below), including 100% of the partnership interest in TexStar Crude Oil Pipeline, LP, from TexStar Midstream Services, LP and certain of its affiliates (collectively, TexStar) for $325.4 million (the TexStar Asset Acquisition), pursuant to an Asset Purchase Agreement (the Purchase Agreement). The TexStar Crude Oil Assets consist of approximately 140 miles of crude oil pipelines and gathering

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

lines, as well as five terminals and storage facilities providing 0.6 million barrels of storage capacity. The consolidated statements of income include the results of operations for the TexStar Asset Acquisition in the transportation segment commencing on December 13, 2012.
We accounted for the TexStar Asset Acquisition using the acquisition method. The fair value of the consideration transferred was allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition, pending completion of an independent appraisal and other evaluations. The purchase price and preliminary purchase price allocation was as follows (in thousands):

Cash paid for the TexStar Asset Acquisition	$315,810
Fair value of liabilities assumed	9,600
Purchase price	$325,410

Property, plant and equipment, net	$129,614
Goodwill	127,896
Intangible assets	67,900
Purchase price allocation	$325,410
Pursuant to the Purchase Agreement, NuStar Logistics also agreed to purchase 38 miles of natural gas liquids (NGL) Y-grade pipeline and two fractionators with a combined capacity of 57,000 barrels per day (the NGL Assets) for approximately $100.0 million (Second Closing). If the Second Closing does not occur, it will have no impact on the Crude Oil Assets. We expect to fund the purchase price of the NGL Assets with borrowings under our 2012 Revolving Credit Agreement. On February 18, 2013, we received a letter from TexStar that purports to terminate the rights of the parties to proceed to a closing on our acquisition of the NGL Assets. We do not believe TexStar has the legal right to terminate the Second Closing, and we notified them of our position on February 21, 2013. We are evaluating all of our legal options.
San Antonio Refinery
On April 19, 2011, we purchased certain refining and storage assets, inventory and other working capital items from AGE
Refining, Inc. for $62.0 million, including the assumption of certain environmental liabilities. The assets consist of a 14,500 barrel per day refinery in San Antonio, Texas and 0.4 million barrels of aggregate storage capacity (the San Antonio Refinery Acquisition). The final purchase price was allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition. On January 1, 2013, we sold the refinery and related assets; see Note 5. Dispositions for additional discussion.
Turkey Acquisition
On February 9, 2011, we acquired 75% of the outstanding capital of a Turkish company, which owns two terminals in Mersin, Turkey, with an aggregate 1.4 million barrels of storage capacity, for approximately $57.0 million (the Turkey Acquisition). Both terminals are connected via pipelines to an offshore platform located approximately three miles off the Mediterranean Sea coast. The Turkey Acquisition was accounted for using the acquisition method. The purchase price was allocated based on the estimated fair values of the individual assets acquired, liabilities assumed and noncontrolling interest at the date of acquisition. The consolidated statements of income include the results of operations for the Turkey Acquisition commencing on February 9, 2011.
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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. DISPOSITIONS

San Antonio Refinery
On January 1, 2013, we sold the San Antonio Refinery and related assets, which included inventory, a terminal in Elmendorf, Texas and a pipeline connecting the terminal and refinery for approximately $115.0 million (the San Antonio Refinery Sale). We have presented the results of operations for the San Antonio Refinery and related assets, previously reported in the transportation and asphalt and fuels marketing segment, as discontinued operations for the years ended December 31, 2012 and 2011, none of which were attributable to the noncontrolling interest. We allocated interest expense of $3.9 million and $2.0 million for the years ended December 31, 2012 and 2011, respectively, to discontinued operations based on the ratio of net assets discontinued to consolidated net assets.

The following table summarizes the results from discontinued operations:

	Year Ended December 31,
	2012	2011
	(Thousands of Dollars)
Revenues	$561,131	$303,440

(Loss) income before income tax expense	$(49,078)	$10,280

As of December 31, 2012, we reclassified the assets related to the San Antonio Refinery as “Assets held for sale” on the consolidated balance sheet. The liabilities held for sale related to the San Antonio Refinery are included within “Accrued liabilities” on the consolidated balance sheet. The total assets and liabilities held for sale consisted of the following:

December 31, 2012
(Thousands of Dollars)

Inventories	$15,939
Property, plant and equipment, net	93,899
Other long-term assets, net	5,650
Assets held for sale	$115,488

Accrued liabilities (environmental reserve)	$289
Other long-term liabilities (environmental reserve)	7,621
Liabilities held for sale	$7,910
Asphalt Operations
On September 28, 2012, we sold a 50% ownership interest (the Asphalt Sale) in NuStar Asphalt LLC (Asphalt JV), previously a wholly owned subsidiary, to an affiliate of Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm. Asphalt JV owns and operates the asphalt refining assets that were previously wholly owned by NuStar Energy, including asphalt refineries located in Paulsboro, New Jersey and Savannah, Georgia (collectively, the Asphalt Operations). Lindsay Goldberg paid $175.0 million for the Class A equity interests (Class A Interests) of Asphalt JV, while we retained the Class B equity interests with a fair value of $52.0 million (Class B Interests). The Class A Interests have a distribution preference over the Class B Interests, as well as a liquidation preference.

NuStar Asphalt Refining, LLC and NuStar Marketing LLC are wholly owned subsidiaries of NuStar Asphalt LLC. Unless otherwise indicated, the term “Asphalt JV” is used in this report to refer to Asphalt JV, to one or more of its consolidated subsidiaries or to all of them taken as a whole.

We received $263.8 million from Asphalt JV for inventory related to the Asphalt Operations. Asphalt JV funded the purchase of that inventory with proceeds from borrowings under a third-party asset-based revolving credit facility (the Third-Party Financing) and a $250.0 million unsecured revolving credit facility provided by NuStar Energy (the NuStar JV Facility). In addition to the NuStar JV Facility, we entered into various other agreements with Asphalt JV. See Note 18. Related Party Transactions for additional discussion of our agreements with Asphalt JV.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the fourth quarter of 2012, we incurred employee benefit costs of $5.7 million resulting from the Asphalt Sale, which is included in the operating expenses of the asphalt and fuels marketing segment.

Deconsolidation. We determined the equity of Asphalt JV is not sufficient to finance its activities without additional subordinated support, including support provided by us as described in Note 18. Related Party Transactions. Therefore, we determined the Asphalt JV is a variable interest entity (VIE). An entity is required to consolidate a VIE if the entity is considered the primary beneficiary of the VIE. We analyzed our relationship with Asphalt JV, including our representation on the board of members, our equity interests and our rights under the various agreements with Asphalt JV and determined that we do not have the power to direct the activities most significant to the economic performance of Asphalt JV. As a result, we are not the primary beneficiary of Asphalt JV. Upon closing, we deconsolidated Asphalt JV and started reporting our remaining investment in Asphalt JV using the equity method of accounting. Since the fair value of the consideration we received was less than the carrying amount of the net assets of the Asphalt Operations upon deconsolidation, we recognized a loss of $23.8 million in “Other (expense) income, net” in the consolidated statements of income for the year ended December 31, 2012.

As of December 31, 2012, we included our 50% ownership interest in Asphalt JV within “Investment in joint ventures” on the consolidated balance sheet. The consolidated statements of income include our portion of the results of operations for Asphalt JV in “Equity in (loss) earnings of joint ventures” commencing on September 28, 2012. Because of our continued involvement with Asphalt JV, we have not presented the results of operations for the Asphalt Operations prior to closing as discontinued operations. Beginning on September 28, 2012, we have presented transactions between us and Asphalt JV as related party transactions in the consolidated financial statements.

Our maximum exposure to loss as a result of our involvement with Asphalt JV is approximately $545.3 million, which consists of (i) our investment in Asphalt JV of $35.9 million as of December 31, 2012, (ii) up to $250.0 million under the NuStar JV Facility, (iii) up to $150.0 million for credit support, including guarantees, and (iv) a receivable from Asphalt JV of $109.4 million as of December 31, 2012.
Terminal Sales
On April 16, 2012, we sold five terminals in Georgia and Alabama with an aggregate storage capacity of 1.8 million barrels for total proceeds of $30.8 million.

6. ASSET IMPAIRMENTS

In anticipation of the Asphalt Sale, we evaluated the goodwill and other long-lived assets associated with the Asphalt Operations for potential impairment. As of June 30, 2012, we estimated the fair value of the Asphalt Operations reporting unit as the sum of (i) the purchase price to be paid by Lindsay Goldberg for the Class A Interests of Asphalt JV, (ii) the fair value of the Class B Interests of Asphalt JV that we would retain and (iii) the fair value of the working capital, primarily inventory. We determined the fair value of the Class B Interests using a combination of estimated discounted future cash flows and a pricing model. The fair value of the working capital was based on estimated current market prices. The estimated fair value of the Asphalt Operations reporting unit was less than its carrying value, which resulted in the recognition of a goodwill impairment loss of $22.1 million in the second quarter of 2012. In addition, in the second quarter of 2012, we recorded an asset impairment loss of $244.3 million in order to write-down the carrying value of long-lived assets related to the Asphalt Operations, including fixed assets, intangible assets and other long-term assets, to their estimated fair value. The goodwill impairment loss and the asset impairment loss related to the Asphalt Operations are reported in the asphalt and fuels marketing segment.

In the second quarter of 2012, we reduced the carrying value of the fixed assets of one of our refined product terminals to its estimated fair value and recorded an asset impairment loss of $2.1 million. The impairment loss resulted from changing market conditions that reduced the estimated cash flows for that terminal. The impairment loss associated with this refined product terminal was reported in the storage segment. In addition, we recorded an asset impairment loss of $3.3 million in the second quarter of 2012 in order to reduce the carrying value of certain corporate assets we intend to sell to their estimated sales price of $2.8 million. These corporate assets are included in “Assets held for sale” on the consolidated balance sheet as of December 31, 2012.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The total asset impairment loss consisted of the following:

Year Ended December 31, 2012
(Thousands of Dollars)
Asphalt Operations:
Property, plant and equipment, net	$232,759
Intangible assets, net	6,564
Other long-term assets, net	4,902
Asset impairment loss	244,225

Other:
Property, plant and equipment, net	5,421
Total asset impairment loss	$249,646

7. ALLOWANCE FOR DOUBTFUL ACCOUNTS
The changes in the allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars)
Balance as of beginning of year	$2,147	$1,457	$1,351
Increase in allowance	27	934	506
Accounts charged against the allowance, net of recoveries	(1,367)	(243)	(396)
Foreign currency translation	1	(1)	(4)
Balance as of end of year	$808	$2,147	$1,457

8. INVENTORIES
Inventories consisted of the following:

	December 31,
	2012	2011
	(Thousands of Dollars)
Crude oil	$447	$157,297
Finished products	164,894	421,288
Materials and supplies	7,887	9,200
Total	$173,228	$587,785
Our finished products consist of intermediates, gasoline, distillates and other petroleum products, as well as asphalt as of December 31, 2011. Materials and supplies mainly consist of blending and additive chemicals and maintenance materials used in our transportation and storage segments.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. OTHER CURRENT ASSETS
Other current assets consisted of the following:

	December 31,
	2012	2011
	(Thousands of Dollars)
Prepaid expenses	$18,008	$16,555
Restricted cash	15,227	—
Product advances	14,764	11,137
Derivative assets	9,358	12,112
Margin deposits	6,192	1,083
Product imbalances	1,232	2,117
Other	457	681
Other current assets	$65,238	$43,685

10. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost, consisted of the following:

	Estimated Useful Lives			December 31,
				2012	2011
	(Years)			(Thousands of Dollars)
Land		—		$133,341	$134,900
Land and leasehold improvements	10	-	35	110,575	108,508
Buildings	15	-	40	120,499	66,792
Pipelines, storage and terminals	20	-	35	3,529,925	3,298,188
Refining equipment	20	-	35	2,000	512,466
Rights-of-way	20	-	40	148,021	107,104
Construction in progress		—		243,498	185,347
Total				4,287,859	4,413,305
Less accumulated depreciation and amortization				(1,049,399)	(982,837)
Property, plant and equipment, net				$3,238,460	$3,430,468
Capitalized interest costs added to property, plant and equipment totaled $7.7 million, $5.4 million and $3.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Depreciation and amortization expense for property, plant and equipment totaled $157.8 million, $157.2 million and $144.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, including depreciation expense associated with the San Antonio Refinery, which is included in “(Loss) income from discontinued operations, net of tax” on the consolidated statements of income.

11. INTANGIBLE ASSETS
Intangible assets consisted of the following:

	December 31, 2012		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(Thousands of Dollars)
Customer relationships	$137,470	$(46,951)	$81,025	$(44,068)
Other	2,359	(443)	2,809	(843)
Total	$139,829	$(47,394)	$83,834	$(44,911)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All of our intangible assets are subject to amortization. Amortization expense for intangible assets was $7.8 million, $8.3 million and $7.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated aggregate amortization expense for the next five years is as follows:

Amortization Expense
(Thousands of Dollars)
2013	$13,845
2014	13,845
2015	10,898
2016	9,109
2017	7,950

12. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	December 31,
	2012	2011
	(Thousands of Dollars)
Derivative liabilities	$60,121	$27,433
Employee wages and benefit costs	15,381	24,325
Unearned income	10,476	8,866
TexStar Asset Acquisition contingent consideration	9,600	—
Liabilities held for sale	7,910	—
Other	20,715	10,646
Accrued liabilities	$124,203	$71,270

13. DEBT
Long-term debt consisted of the following:

				December 31,
	Maturity			2012	2011
				(Thousands of Dollars)
$1.5 billion revolving credit agreement		2017		$440,330	$—
$1.2 billion revolving credit agreement		2012		—	229,295
4.75% senior notes		2022		250,000	—
4.80% senior notes		2020		450,000	450,000
7.65% senior notes		2018		350,000	350,000
6.05% senior notes		2013		229,932	229,932
6.875% senior notes		2012		—	100,000
7.75% senior notes		2012		—	250,000
5.875% senior notes		2013		250,000	250,000
Gulf Opportunity Zone revenue bonds	2038	thru	2041	365,440	365,440
UK term loan		2013		34,142	32,582
Port Authority of Corpus Christi note payable		2015		577	874
Net fair value adjustments and unamortized discounts		N/A		40,583	34,907
Total debt				2,411,004	2,293,030
Less current portion				286,422	364,959
Long-term debt, less current portion				$2,124,582	$1,928,071

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The long-term debt repayments are due as follows (in thousands):

2013 (a)	$514,651
2014	—
2015	—
2016	—
2017	440,330
Thereafter	1,415,440
Total repayments	2,370,421
Net fair value adjustments and unamortized discounts	40,583
Total debt	$2,411,004

(a)
NuStar Logistics intends to repay the $229.9 million 6.05% senior notes due March 15, 2013 with borrowings under our $1.5 billion five-year revolving credit agreement. As such, the 6.05% senior notes are included in “Long-term debt, less current portion” on the consolidated balance sheet as of December 31, 2012.

Interest payments totaled $118.4 million, $115.1 million and $91.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Revolving Credit Agreements
On May 2, 2012, NuStar Logistics replaced its $1.2 billion five-year revolving credit agreement (the 2007 Revolving Credit Agreement) with a new $1.5 billion five-year revolving credit agreement, as amended (the 2012 Revolving Credit Agreement), which includes the ability to borrow up to the equivalent of $250.0 million in Euros. NuStar Logistics used borrowings of $588.6 million under the 2012 Revolving Credit Agreement and cash on hand to repay in full the balance on the 2007 Revolving Credit Agreement. Obligations under the 2012 Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. NuPOP will be released from its guarantee of the 2012 Revolving Credit Agreement when it no longer guarantees NuStar Logistics public debt instruments.
The 2012 Revolving Credit Agreement bears interest, at our option, based on either an alternative base rate or a LIBOR-based rate. The interest rate on the 2012 Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or subsequently upgraded) by certain credit rating agencies. In July 2012, Standard & Poor’s (S&P) lowered our credit rating to BB+ from BBB-, and in January 2013, Moody’s Investor Service (Moody’s) lowered our credit rating to Ba1 from Baa3. The interest rates applicable to the 2012 Revolving Credit Agreement do not adjust unless both S&P and Moody’s change their ratings; therefore, the interest rate on the 2012 Revolving Credit Agreement increased by 0.375% effective January 2013. As of December 31, 2012, our weighted-average interest rate was 1.9%. During the year ended December 31, 2012, the weighted-average interest rate related to borrowings under the 2012 Revolving Credit Agreement was 1.6%.
The 2012 Revolving Credit Agreement contains customary restrictive covenants, including requiring us to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2012 Revolving Credit Agreement) not to exceed 5.00-to-1.00. Moreover, if we consummate an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00 for two rolling periods. As of December 31, 2012, our consolidated debt coverage ratio could not exceed 5.50-to-1.00, as a result of the TexStar Asset Acquisition. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the 2012 Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of December 31, 2012, our consolidated debt coverage ratio was 5.0x, and we had $780.6 million available for borrowing.
The 2012 Revolving Credit Agreement permits unlimited investments in joint ventures and unconsolidated subsidiaries, provided that no default exists, but limits the amount of cash distributions for such joint ventures and unconsolidated subsidiaries included in the calculation of the consolidated debt coverage ratio to 20% of consolidated EBITDA. In addition, the 2012 Revolving Credit Agreement provided that we would be in compliance with the consolidated debt coverage ratio as long as it did not exceed 6.50-to-1.00 for the rolling period ended June 30, 2012 or 6.00-to-1.00 for the rolling period ending September 30, 2012. The 2012 Revolving Credit further stipulates that if the Asphalt Operations were owned by an unconsolidated joint venture, the maximum allowed consolidated debt coverage would revert to 5.00-to-1.00, unless we consummated an acquisition, as discussed above.
Letters of credit issued under our 2012 Revolving Credit Agreement totaled $279.1 million as of December 31, 2012. Letters of credit are limited to $750.0 million and also may restrict the amount we can borrow under the 2012 Revolving Credit

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Agreement.
Senior Notes
NuStar Logistics’ Senior Notes. On February 2, 2012, NuStar Logistics issued $250.0 million of 4.75% senior notes under our May 13, 2010 shelf registration statement, which permits us to offer and sell various types of securities, including NuStar Energy common units and debt securities of NuStar Logistics and NuPOP (the 2010 Shelf Registration Statement). The net proceeds of $247.4 million were used to repay the outstanding principal amount of NuPOP’s $250.0 million 7.75% senior notes due February 15, 2012. The interest on the 4.75% senior notes is payable semi-annually in arrears on February 1 and August 1 of each year beginning on August 1, 2012. The notes will mature on February 1, 2022.
In July 2012, we repaid the $100.0 million of 6.875% senior notes due July 15, 2012 with borrowings under our 2012 Revolving Credit Agreement.
Interest is payable semi-annually in arrears for the $250.0 million of 4.75% senior notes, $450.0 million of 4.80% senior notes, $350.0 million of 7.65% senior notes and $229.9 million of 6.05% senior notes (collectively, the NuStar Logistics Senior Notes). The interest rate payable on the 7.65% senior notes is subject to adjustment if our debt rating is downgraded (or subsequently upgraded) by certain credit rating agencies. The interest rate on NuStar Logistics’ $350.0 million of 7.65% senior notes increased by 0.25% in July 2012 as a result of the S&P downgrade and by another 0.25% in January 2013 as a result of the Moody’s downgrade. The NuStar Logistics Senior Notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness of NuStar Logistics and contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the NuStar Logistics Senior Notes. In addition, the NuStar Logistics Senior Notes limit NuStar Logistics’ ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions.
At the option of NuStar Logistics, the NuStar Logistics Senior Notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. The 6.05% senior notes also include a change-in-control provision, which requires that (1) an investment-grade entity own, directly or indirectly, 51% of our general partner interests; and (2) we (or an investment-grade entity) own, directly or indirectly, all of the general partner and limited partner interests in NuStar Logistics.
NuPOP’s Senior Notes. As a result of the Kaneb Acquisition, we assumed the outstanding senior notes issued by NuPOP, having an aggregate face value of $500.0 million, and an aggregate fair value of $555.0 million at the acquisition date (the NuPOP Senior Notes). We use the effective interest method to amortize the difference between the fair value and the face value of the senior notes as a reduction of interest expense over the remaining lives of the senior notes. The senior notes were issued in two series, the first of which bore interest at 7.75% annually and matured in 2012, and the second series bears interest at 5.875% annually and matures in 2013.
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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NuStar Logistics is solely obligated to service the principal and interest payments associated with the bonds. Certain lenders under our 2012 Revolving Credit Agreement issued letters of credit on our behalf to guarantee the payment of interest and principal on the bonds. These letters of credit rank equally with existing senior unsecured indebtedness of NuStar Logistics.
The following table summarizes Gulf Opportunity Zone Revenue Bonds outstanding as of December 31, 2012:

Date Issued	Maturity Date	Amount Outstanding	Amount of Letter of Credit		Amount Received from Trustee	Amount Remaining in Trust	Average Annual Interest Rate
		(Thousands of Dollars)
June 26, 2008	June 1, 2038	$55,440	$56,169		$55,440	$—	0.17%
July 15, 2010	July 1, 2040	100,000	101,315	(a)	100,000	—	0.17%
October 7, 2010	October 1, 2040	50,000	50,658		24,580	25,420	0.17%
December 29, 2010	December 1, 2040	85,000	86,118		24,481	60,519	0.17%
August 29, 2011	August 1, 2041	75,000	76,085		34,381	40,619	0.17%
	Total	$365,440	$370,345		$238,882	$126,558

(a)
On June 6, 2012, NuStar Logistics entered into a Letter of Credit Agreement with Mizuho Corporate Bank, Ltd., pursuant to which Mizuho issued a letter of credit in the amount of $101.3 million to the trustee associated with this bond issuance. This letter of credit ranks equally with existing senior unsecured indebtedness of NuStar Logistics but does not restrict the amount we can borrow under the 2012 Revolving Credit Agreement.

UK Term Loan
NuPOP’s UK subsidiary, NuStar Terminals Limited, is the party to the £21 million amended and restated term loan agreement (the UK Term Loan), which bore interest at 6.65% annually and had an original maturity date of December 10, 2012. On December 11, 2012, NuStar Terminals Limited amended the UK Term Loan to extend the maturity date to December 10, 2013.
In addition, the UK Term Loan will bear interest at 2.25% annually, subject to a one-time increase if our debt rating is downgraded by Moody’s. As such, the interest rate increased by 0.375% effective January 2013, following Moody’s downgrade. The amendment also ensures the covenants and ratios of the UK Term Loan are substantially the same as the 2012 Revolving Credit Agreement, as amended. Management believes that we comply with all ratios and covenants of the UK Term Loan as of December 31, 2012.
Our other long-term debt obligations do not contain any financial covenants. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments.
Port Authority of Corpus Christi Note Payable
The proceeds from the original $12.0 million note payable due to the Port of Corpus Christi Authority of Nueces County, Texas (Port Authority of Corpus Christi) were used for the construction of a crude oil storage facility in Corpus Christi, Texas. The note payable is due in annual installments of $1.2 million through December 31, 2015 and is collateralized by the crude oil storage facility. Interest on the unpaid principal balance accrues at a rate of 8.0% per annum. The land on which the crude oil storage facility was constructed is leased from the Port Authority of Corpus Christi. The wharfage and dockage fees paid to the Port Authority of Corpus Christi in connection with the use of the crude oil storage facility have exceeded certain limits per the terms of the note, which have accelerated the repayment of the unpaid principal balance. On February 6, 2013, we repaid the remaining principle balance of $0.6 million.
Line of Credit
On July 2, 2012, our short-term line of credit that had an uncommitted borrowing capacity of up to $20.0 million was terminated. We borrowed and repaid $71.9 million during the year ended December 31, 2012 under this line of credit based on liquidity needs. The weighted-average interest rate related to outstanding borrowings under this short-term line of credit during the year ended December 31, 2012 was 2.0%.

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
The balance of and changes in the accruals for environmental matters were as follows:

	Year Ended December 31,
	2012	2011
	(Thousands of Dollars)
Balance as of the beginning of year	$23,113	$8,569
Additions to accrual	4,766	4,054
San Antonio Refinery Acquisition	(5,957)	14,000
Payments	(5,242)	(3,498)
San Antonio Refinery Sale	(7,910)	—
Asphalt Sale	(3,300)	—
Foreign currency translation	71	(12)
Balance as of the end of year	$5,541	$23,113

Accruals for environmental matters are included in the consolidated balance sheets as follows:

	December 31,
	2012	2011
	(Thousands of Dollars)
Accrued liabilities	$2,717	$3,312
Other long-term liabilities	2,824	19,801
Accruals for environmental matters	$5,541	$23,113

15. COMMITMENTS AND CONTINGENCIES
Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments, the most significant of which are discussed below. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of December 31, 2012, we have accrued $0.5 million for contingent losses. The amount that will ultimately be paid related to these matters may

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

differ from the recorded accruals, and the timing of such payments is uncertain.
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
The Otis AFB is a part of a Superfund Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The site contains a number of groundwater contamination plumes, two of which are allegedly associated with the Otis AFB pipeline. Relying on the final judgment of the Texas state court assigning ownership of the Otis AFB pipeline to Kaneb, the United States Department of Justice (the DOJ) advised Kaneb in 2001 that it intends to seek reimbursement from Kaneb for the remediation costs associated with the two plumes. In November 2008, the DOJ forwarded information to us indicating that the past and estimated future remediation expenses associated with one plume are $71.9 million. We reached an agreement to settle the claims of the United States government with respect to the Otis AFB pipeline and to resolve the underlying dispute between Kaneb and Grace. The settlement was approved by the United States Bankruptcy Court for the District of Delaware and a consent decree was entered by the United States District Court for the District of Massachusetts. Pursuant to the terms of the settlement, we paid approximately $13.1 million to the U.S. government in July 2012 and received releases of claims from various private parties and a covenant not to sue from the U.S. government. In connection with the settlement, we recognized a gain of $28.7 million during the second quarter of 2012.
Other. We are also a party to additional claims and legal proceedings arising in the ordinary course of business. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.
Commitments
Future minimum rental payments applicable to all noncancellable operating leases and purchase obligations as of December 31, 2012 are as follows:

	Payments Due by Period
	2013	2014	2015	2016	2017	There- after	Total
	(Thousands of Dollars)
Operating leases	$39,448	$31,718	$26,194	$22,344	$18,717	$97,135	$235,556
Purchase obligations:
Crude oil	2,375,412	2,375,412	593,854	—	—	—	5,344,678
Other purchase obligations	7,191	6,242	3,264	2,736	432	216	20,081

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rental expense for all operating leases totaled $73.9 million, $70.0 million and $63.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, including rental expense associated with the San Antonio Refinery, which is included in “(Loss) income from discontinued operations, net of tax” on the consolidated statements of income. Our operating leases consist primarily of the following:

•	a ten-year lease for tugs and barges utilized at our St. Eustatius facility for bunker fuel sales, with two five-year renewal options;

•	leases for tugs and barges utilized at our Point Tupper facility for bunker fuel sales, with lease terms ranging from five to ten years; and

•	land leases at various terminal facilities.
Our crude oil purchase obligations consist of a crude supply agreement to purchase an annual average of 75,000 barrels per day of crude oil over a minimum seven-year period from an affiliate of Petróleos de Venezuela S. A. (PDVSA), the national oil company of Venezuela. The value of this crude oil purchase obligations fluctuates according to a market-based pricing formula using published market indices, subject to adjustment per the agreement. We estimated the value of the crude oil purchase obligation based on market prices as of December 31, 2012. Simultaneously with the Asphalt Sale, we entered into a crude oil supply agreement with Asphalt JV that commits Asphalt JV to purchase from us a minimum amount of crude oil annually. See Note 18. Related Party Transactions for additional discussion of our agreements with Asphalt JV.

We entered into a crude purchase agreement with Statoil Brasil Oleo E Gas Limitada on November 17, 2010, which committed us to purchase an average of 10,000 barrels per day of crude oil over a three-year period, beginning in December 2011. We terminated this agreement in the fourth quarter of 2012.

16. FAIR VALUE MEASUREMENTS
We segregate the inputs used in measuring fair value into three levels: Level 1, defined as observable inputs such as quoted prices for identical assets or liabilities in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists. We consider counterparty credit risk and our own credit risk in the determination of all estimated fair values.
Product Imbalances
We value our assets and liabilities related to product imbalances using quoted market prices in active markets as of the reporting date.
Interest Rate Swaps
We estimate the fair value of both our fixed-to-floating and forward-starting interest rate swaps using discounted cash flows, which use observable inputs such as time to maturity and market interest rates.
Commodity Derivatives
We base the fair value of certain of our commodity derivative instruments on quoted prices on an exchange; accordingly, we include these in Level 1 of the fair value hierarchy. We also have derivative instruments for which we determine fair value using industry pricing services and other observable inputs, such as quoted prices on an exchange for similar derivative instruments. Therefore, we include these derivative instruments in Level 2 of the fair value hierarchy. See Note 17. Derivatives and Risk Management Activities for a discussion of our derivative instruments.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following assets and liabilities are measured at fair value:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$1,232	$—	$—	$1,232
Commodity derivatives	1,001	8,357	—	9,358
Other long-term assets, net:
Commodity derivatives	—	9,206	—	9,206
Accrued liabilities:
Product imbalances	(1,686)	—	—	(1,686)
Commodity derivatives	—	(19,210)	—	(19,210)
Interest rate swaps	—	(40,911)	—	(40,911)
Total	$547	$(42,558)	$—	$(42,011)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$2,117	$—	$—	$2,117
Commodity derivatives	2,978	9,134	—	12,112
Other long-term assets, net:
Commodity derivatives	—	27,084	—	27,084
Interest rate swaps	—	2,335	—	2,335
Accrued liabilities:
Product imbalances	(1,469)	—	—	(1,469)
Commodity derivatives	—	(5,424)	—	(5,424)
Interest rate swaps	—	(22,009)	—	(22,009)
Other long-term liabilities:
Interest rate swaps	—	(27,190)	—	(27,190)
Total	$3,626	$(16,070)	$—	$(12,444)

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, the note receivable from related party, payables and debt in our consolidated balance sheets at their carrying amount. The fair values of these financial instruments, except for the note receivable from related party and debt, approximate their carrying amounts. The estimated fair value and carrying amount of our debt was as follows:

	December 31,
	2012	2011
	(Thousands of Dollars)
Fair value	$2,377,120	$2,377,565
Carrying amount	$2,411,004	$2,293,030
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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2012, we also had a note receivable from related party of $95.7 million under the NuStar JV Facility. The note receivable related to the NuStar JV Facility is recorded at the outstanding principal amount, and the fair value of the note receivable was $91.7 million as of December 31, 2012. We estimated the fair value of the note receivable using discounted cash flows, which use observable inputs such as time to maturity and market interest rates, and determined the fair value falls in Level 2 of the fair value hierarchy. See Note 18. Related Party Transactions for additional information on the NuStar JV Facility.

17. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES
We utilize various derivative instruments to manage our exposure to commodity price risk and manage our exposure to interest rate risk. Our risk management policies and procedures are designed to monitor interest rates, futures and swap positions and over-the-counter positions, as well as physical volumes, grades, locations and delivery schedules to help ensure that our hedging activities address our market risks. Our risk management committee oversees our trading controls and procedures and certain aspects of commodity and trading risk management. Our risk management committee also reviews all new commodity and trading risk management strategies in accordance with our risk management policy, as approved by our board of directors.
Interest Rate Risk
We are a party to certain interest rate swap agreements to manage our exposure to changes in interest rates. We entered into fixed-to-floating interest rate swap agreements associated with a portion of our fixed-rate senior notes. We account for our fixed-to-floating interest rate swaps as fair value hedges. In the fourth quarter of 2011, we entered into fixed-to-floating interest rate swap agreements with an aggregate notional amount of $270.0 million related to the 4.80% senior notes. Under the terms of these interest rate swap agreements, we receive a fixed 4.8% and will pay a variable rate based on one month USD LIBOR plus a percentage that varies with each agreement. During the year ended December 31, 2011, we entered into and terminated a fixed-to-floating interest rate swap agreement with a notional amount of $40.0 million related to the 7.65% senior notes issued in April 2008. We also terminated interest rate swap agreements with an aggregate notional amount of $617.5 million associated with our 4.80%, 6.05% and 6.875% senior notes during the year ended December 31, 2011. We received $33.4 million in connection with the terminations, which we are amortizing into “Interest expense, net” over the remaining lives of the associated senior notes. We included the proceeds from the termination of interest rate swap agreements in cash flows from financing activities on the consolidated statements of cash flows. As of December 31, 2011, the weighted-average interest rate that we paid under our fixed-to-floating interest rate swaps was 3.1%.
During the six months ended June 30, 2012, we entered into and terminated fixed-to-floating interest rate swap agreements with an aggregate notional amount of $200.0 million related to the 4.75% senior notes issued on February 2, 2012. Under the terms of these interest rate swap agreements, we received a fixed rate of 4.75% and paid a variable rate based on one month USD LIBOR plus a percentage that varied with each agreement. We also terminated fixed-to-floating interest rate swap agreements with an aggregate notional amount of $270.0 million associated with our 4.80% senior notes. We received $19.7 million in connection with the terminations, which we are amortizing into “Interest expense, net” over the remaining lives of the 4.80% and 4.75% senior notes. The termination payments are included in cash flows from financing activities on the consolidated statements of cash flows. We had no fixed-to-floating interest rate swaps as of December 31, 2012, and the total aggregate notional amount of the fixed-to-floating interest rate swaps was $270.0 million as of December 31, 2011.
We are also a party to forward-starting interest rate swap agreements related to forecasted probable debt issuances in 2013. Under the terms of the swaps, we will pay a fixed rate and receive a rate based on three month USD LIBOR. We entered into these swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. These swaps qualified and we designated them as cash flow hedges. In connection with the issuance of the 4.75% senior notes on February 2, 2012, we terminated forward-starting interest rate swap agreements with an aggregate notional amount of $225.0 million. We paid $25.4 million in connection with the terminations, which is being amortized into “Interest expense, net” over the life of the 4.75% senior notes. The termination payment is included in cash flows from financing activities on the consolidated statements of cash flows. As of December 31, 2012 and 2011, the total aggregate notional amount of the forward-starting interest rate swaps was $275.0 million and $500.0 million, respectively.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about our forward-starting swaps as of December 31, 2012:

Notional Amount	Period of Hedge	Weighted-Average Fixed Rate
(Thousands of Dollars)

$125,000	03/13 – 03/23	3.5%
150,000	06/13 – 06/23	3.5%
$275,000		3.5%

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
We entered into commodity swap contracts to hedge the price risk associated with the San Antonio Refinery. These contracts fixed the purchase price of crude oil and sales prices of refined products for a portion of the expected production of the San Antonio Refinery, thereby attempting to mitigate the risk of volatility of future cash flows associated with hedged volumes. These contracts qualified, and we designated them, as cash flow hedges. During the fourth quarter of 2011, we decided to adjust the refinery’s operations, which caused a shift in the future production yields of the San Antonio refinery. This change caused certain forecasted sales of gasoline products to be replaced with distillate sales; therefore, we concluded that these forecasted gasoline sales were probable not to occur, and we discontinued cash flow hedging treatment for the related commodity contracts. We recorded gains of $16.4 million related to these contracts for the year ended December 31, 2011, including $15.1 million which we reclassified from accumulated other comprehensive loss. In anticipation of the San Antonio Refinery Sale, we concluded that these forecasted sales were probable not to occur. Therefore, we discontinued cash flow hedging treatment for the related commodity contracts in December 2012 and incurred a loss of $21.7 million, which we reclassified from accumulated other comprehensive loss to “(Loss) income from discontinued operations, net of tax.”
Derivatives that are intended to hedge our commodity price risk, but fail to qualify as fair value or cash flow hedges, are considered economic hedges, and we record associated gains and losses in net income. Changes in the fair values are recorded in net income. We no longer enter into commodity derivatives without underlying physical inventory.
The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short positions on an absolute basis, which totaled 18.4 million barrels and 27.8 million barrels as of December 31, 2012 and 2011, respectively.
As of December 31, 2012 and 2011, we had $6.2 million and $1.1 million, respectively, of margin deposits related to our derivative instruments.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31,
		2012	2011	2012	2011
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Commodity contracts	Other current assets	$1,471	$36,116	$(811)	$(33,616)
Commodity contracts	Other long-term assets, net	—	86,052	—	(66,175)
Interest rate swaps	Other long-term assets, net	—	2,335	—	—
Interest rate swaps	Accrued liabilities	—	—	(40,911)	(22,009)
Interest rate swaps	Other long-term liabilities	—	—	—	(27,190)
Total		1,471	124,503	(41,722)	(148,990)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	22,269	15,568	(13,571)	(5,956)
Commodity contracts	Other long-term assets, net	39,322	7,207	(30,116)	—
Commodity contracts	Accrued liabilities	17,406	519	(36,616)	(5,943)
Total		78,997	23,294	(80,303)	(11,899)

Total Derivatives		$80,468	$147,797	$(122,025)	$(160,889)

The earnings impact of our derivative activity was as follows:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Year ended December 31, 2012:
Interest rate swaps	Interest expense, net	$17,345	$(17,345)	$—
Commodity contracts	Cost of product sales	(10,505)	12,139	1,634
Total		$6,840	$(5,206)	$1,634

Year ended December 31, 2011:
Interest rate swaps	Interest expense, net	$(55,183)	$54,588	$(595)
Commodity contracts	Cost of product sales	(10,228)	9,004	(1,224)
Total		$(65,411)	$63,592	$(1,819)

Year ended December 31, 2010:
Interest rate swaps	Interest expense, net	$(27,443)	$27,443	$—
Commodity contracts	Cost of product sales	(3,221)	13,946	10,725
Total		$(30,664)	$41,389	$10,725

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Income Statement Location (a)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Thousands of Dollars)		(Thousands of Dollars)
Year ended December 31, 2012:
Interest rate swaps	$(17,069)	Interest expense, net	$(1,749)	$—
Commodity contracts	(77,200)	(Loss) income from discontinued operations	(51,483)	4,010
Total	$(94,269)		$(53,232)	$4,010

Year ended December 31, 2011:
Interest rate swaps	$(84,199)	Interest expense, net	$—	$—
Commodity contracts	30,747	(Loss) income from discontinued operations	5,030	(4,010)
Total	$(53,452)		$5,030	$(4,010)

Year ended December 31, 2010:
Interest rate swaps	$35,000	Interest expense, net	$—	$—
Commodity contracts	(1,440)	Cost of product sales	(1,680)	—
Total	$33,560		$(1,680)	$—

(a)
Amounts are included in specified location for both the gain (loss) reclassified from accumulated OCI into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion).

(b)
For the years ended December 31, 2012 and 2011, the amount associated with commodity contracts includes losses of $21.7 million and gains of $15.1 million, respectively, as a result of our decision to discontinue cash flow hedging treatment because the hedged forecasted transactions were probable not to occur.

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Year ended December 31, 2012:
Commodity contracts	Revenues	$(7,654)
Commodity contracts	Cost of product sales	20,138
Commodity contracts	(Loss) income from discontinued operations	6,176
Total		$18,660

Year ended December 31, 2011:
Commodity contracts	Revenues	$235
Commodity contracts	Cost of product sales	(11,661)
Commodity contracts	Operating expenses	46
Commodity contracts	(Loss) income from discontinued operations	7,207
Total		$(4,173)

Year ended December 31, 2010:
Commodity contracts	Cost of product sales	$(3,050)
Commodity contracts	Operating expenses	(52)
Total		$(3,102)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For derivatives designated as cash flow hedging instruments, once a hedged transaction occurs, we reclassify the effective portion from AOCI to “Interest expense, net” for our forward-starting interest rate swaps or to “(Loss) income from discontinued operations, net of tax” for our commodity contracts associated with the San Antonio Refinery. As of December 31, 2012, we expect to reclassify a loss of $4.7 million to “Interest expense, net” within the next twelve months. The maximum length of time over which we are hedging our exposure to the variability in future cash flows is approximately 5 months for our forward-starting interest rate swaps.

18. RELATED PARTY TRANSACTIONS
The following table summarizes information pertaining to related party transactions:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars)
Revenues	$5,380	$1,039	$—
Operating expenses	$139,178	$144,274	$137,634
General and administrative expenses	$62,490	$66,220	$71,554
Interest income	$1,219	$—	$—
Expenses included in discontinued operations, net of tax	$(8,804)	$(6,288)	$—
NuStar GP, LLC
Our operations are managed by NuStar GP, LLC, the general partner of our general partner. Under a services agreement between NuStar Energy and NuStar GP, LLC, employees of NuStar GP, LLC perform services for our U.S. operations. Certain of our wholly owned subsidiaries employ persons who perform services for our international operations.
GP Services Agreement. NuStar Energy and NuStar GP, LLC entered into a services agreement effective January 1, 2008 (the GP Services Agreement). The GP Services Agreement provides that NuStar GP, LLC will furnish administrative and certain operating services necessary to conduct the business of NuStar Energy. All employees providing services to both NuStar GP Holdings and NuStar Energy are employed by NuStar GP, LLC; therefore, NuStar Energy reimburses NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings (the Holdco Administrative Services Expense). The GP Services Agreement has an original termination date of December 31, 2012, but will automatically renew every two-year unless terminated by either party upon six months’ prior written notice.
We had a payable to NuStar GP, LLC of $1.4 million and $6.7 million as of December 31, 2012 and 2011, respectively, with both amounts representing payroll, employee benefit plan expenses and unit-based compensation. We also had a long-term payable to NuStar GP, LLC as of December 31, 2012 and 2011 of $18.1 million and $14.5 million, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits.
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
Asphalt JV
Financing Agreements and Credit Support. The NuStar JV Facility is an unsecured revolving credit facility provided by NuStar Energy that will be available to fund working capital needs and for general purposes of Asphalt JV in an aggregate principal amount not to exceed $250.0 million for a term of seven years. The NuStar JV Facility matures on September 28, 2019 and bears interest based on either an alternative base rate or a LIBOR-based rate. As of December 31, 2012, the interest rate was 2.8%. In the event NuStar Energy no longer owns an equity interest in Asphalt JV, the interest rate increases and the availability under the NuStar JV Facility is reduced to a maximum of $167.0 million after two years and $83.0 million after three years. As of December 31, 2012, our note receivable from Asphalt JV totaled $95.7 million under the NuStar JV Facility.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, during the term of the NuStar JV Facility, NuStar Energy will provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million. As of December 31, 2012, NuStar Energy has provided guarantees for commodity purchases, lease obligations and certain utilities for Asphalt JV with a maximum potential exposure of $137.1 million. In addition, NuStar has provided two guarantees to suppliers that do not specify a maximum amount, but for which we believe any amounts due would be minimal. A majority of the guarantees were in existence prior to the Asphalt Sale and have no expiration date. In the event NuStar Energy must fund its obligation under these guarantees, that amount will be added to borrowings under the NuStar JV Facility, but it will not reduce the availability under the NuStar Facility.
Terminal Service Agreements. Simultaneously with the Asphalt Sale, we entered into four terminal service agreements with Asphalt JV for our terminals in Wilmington, NC, Rosario, NM, Catoosa, OK and Houston, TX. Pursuant to the terms of the agreements, we provide aggregate storage capacity of 0.8 million barrels and blending services to Asphalt JV for a service charge of $1.5 million per year. The storage charge will be adjusted annually based on the percentage increase in the consumer price index. The terminal service agreements each have a term of ten years, with Asphalt JV's option to extend for an additional five years. Asphalt JV also has the option to terminate any terminal service agreement with 90 days written notice. If any of the terminal service agreements are extended, the storage charge will be based on the then-current fair market storage rates for comparable storage services charged by us to third parties.
In addition, we have terminal service agreements with Asphalt JV for our terminals in Jacksonville, FL, Dumfries, VA, and Baltimore, MD. These terminal service agreements have lease terms ranging from one to five years, with annual renewal options. Asphalt JV has the option to terminate any of these agreements at the end of a lease term with a 90 days written notice. Pursuant to the terms of the agreements, we provide aggregate storage capacity of approximately 0.6 million barrels to Asphalt JV for a storage charge of approximately $6.3 million per year, plus applicable throughput and handling fees.
Crude Oil Supply Agreements. In connection with the Asphalt Sale, NuStar Marketing LLC assigned the crude oil supply agreement (the PDVSA Crude Oil Supply Agreement) with an affiliate of Petróleos de Venezuela S. A. (PDVSA) to NuStar Logistics.
Simultaneously with the Asphalt Sale, we entered into a crude oil supply agreement with Asphalt JV (the Asphalt JV Crude Oil Supply Agreement) that commits Asphalt JV to purchase from us in a given year the lesser of (i) the number of barrels of crude oil required to be purchased by us from PDVSA under the PDVSA Crude Oil Supply Agreement for such year or (ii) 35,000 barrels per day of crude oil multiplied by the number of days in such year. The price for the crude oil under this agreement will be the actual price paid by us to PDVSA under the PDVSA Crude Oil Supply Agreement and will include any credits received or adjustments made. The Asphalt JV Crude Oil Supply Agreement is effective for the term of the PDVSA Crude Oil Supply Agreement. As of December 31, 2012, we had a receivable from Asphalt JV of $109.4 million mainly associated with crude oil sales under the Asphalt JV Crude Oil Supply Agreement.
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
In addition, NuStar GP, LLC entered into an employee services agreement with Asphalt JV, effective September 28, 2012 (the Asphalt JV Employee Services Agreement). The Asphalt JV Employee Services Agreement provided that certain of NuStar GP, LLC employees would provide employee-services to Asphalt JV. In exchange, Asphalt JV would reimburse NuStar GP, LLC for the compensation expense of those employees at the same rates that were in effect at the effective date of the Asphalt JV Employee Services Agreement, including an annual bonus amount that does not exceed NuStar GP, LLC’s target bonus plan. The employees covered under the Asphalt JV Employee Services Agreement were not entitled to any new unit-based compensation grants from NuStar GP, LLC, and Asphalt JV was not responsible for unit-based compensation costs prior to the effective date. The Asphalt JV Employee Services Agreement terminated on December 31, 2012, and effective January 1, 2013, those employees became employees of NuStar Asphalt Refining, LLC.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. EMPLOYEE BENEFIT PLANS AND LONG-TERM INCENTIVE PLANS
Employee Benefit Plans
We rely on employees of NuStar GP, LLC to provide the necessary services to conduct our U.S. operations. NuStar GP, LLC sponsors various employee benefit plans.
The NuStar Pension Plan (the Pension Plan) is a qualified non-contributory defined benefit pension plan that became effective July 1, 2006. The Pension Plan covers substantially all of NuStar GP, LLC’s employees and generally provides eligible employees with retirement income calculated under a final average pay formula (FAP) or a cash balance formula. Employees hired before January 1, 2011 are covered under FAP, which is based on years of service and compensation during their period of service, and employees become fully vested in their benefits upon attaining five years of vesting service. Employees hired on January 1, 2011 or after are covered under the cash balance formula, which is based on age and service and interest credits, and employees become fully vested in their benefits upon attaining three years of vesting service.
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
We also maintain several other defined contribution plans for certain international employees located in Canada, the Netherlands and the United Kingdom. For the years ended December 31, 2012, 2011 and 2010, our costs for these plans totaled $2.6 million, $2.6 million and $2.5 million, respectively.
Long-Term Incentive Plans
NuStar GP, LLC also sponsors the following:

•
The Third Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), under which NuStar GP, LLC may award up to 3,250,000 NS common units. Awards under the 2000 LTIP can include NS unit options, restricted units, performance awards, distribution equivalent rights (DER) and contractual rights to receive common units. As of December 31, 2012, a total of 1,569,173 NS common units remained available to be awarded under the 2000 LTIP.

•
The 2003 Employee Unit Incentive Plan (the UIP) under which NuStar GP, LLC may award up to 500,000 NS common units to employees of NuStar GP, LLC or its affiliates, excluding officers and directors of NuStar GP, LLC and its affiliates. Awards under the UIP can include NS unit options, restricted units and DER. As of December 31, 2012, a total of 226,277 NS common units remained available to be awarded under the UIP.

•
The 2002 Unit Option Plan under which NuStar GP, LLC may award up to 200,000 NS unit options to officers and directors of NuStar GP, LLC or its affiliates, of which substantially all of the NS unit options have been awarded as of December 31, 2012.

•	The 2006 Long-Term Incentive Plan (the 2006 LTIP) under which NuStar GP Holdings may award up to

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2,000,000 NSH units to employees, consultants and directors of NuStar GP Holdings and its affiliates, including us. Awards under the 2006 LTIP can include NSH unit options, performance awards, DER, restricted units, phantom units, unit grants and unit appreciation rights. As of December 31, 2012, a total of 1,510,971 NSH units remained available to be awarded under the 2006 LTIP.
The number of awards granted under the above-described plans were as follows:

	Year Ended December 31,
	2012		2011		2010
	Granted	Vesting	Granted	Vesting	Granted	Vesting
2000 LTIP:
Performance awards	33,445	(a)	27,111	(a)	21,380	(a)
Restricted units	231,855	1/5 per year	208,195	1/5 per year	191,430	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP, LLC)	8,170	1/3 per year	6,760	1/3 per year	3,938	1/3 per year
UIP:
Restricted units (b)	15,382	1/5 per year	14,005	1/5 per year	11,520	1/5 per year
2006 LTIP:
Restricted units	25,640	1/5 per year	24,970	1/5 per year	21,935	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP Holdings) (c)	10,601	1/3 per year	9,987	1/3 per year	6,156	1/3 per year

(a)	Performance awards vest 1/3 per year if certain performance measures are met.

(b)
The UIP restricted unit grants include 3,392, 2,880 and 2,460 restricted unit awards granted to certain international employees for the years ended December 31, 2012, 2011 and 2010, respectively, that vest 1/3 per year, as defined in the award agreements.

(c)	We do not reimburse NuStar GP, LLC for compensation expense relating to these awards.
Our share of compensation expense related to the various long-term incentive plans and benefit plans described above is as follows:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars)
Long-term incentive plans	$7,745	$8,521	$20,349
Benefit plans	$17,921	$13,684	$13,129

20. OTHER (EXPENSE) INCOME
Other (expense) income consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars)
Loss on deconsolidation of Asphalt JV	(23,800)	—	—
(Loss) gain from sale or disposition of assets	(3,351)	209	(510)
Storage agreement early termination costs	—	(5,000)	—
Contingent loss adjustment	—	(3,250)	—
Gain from insurance recoveries	—	—	13,500
Foreign exchange (losses) gains	(1,422)	2,078	(1,507)
Other, net	2,062	2,620	4,451
Other (expense) income, net	$(26,511)	$(3,343)	$15,934

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the year ended December 31, 2011, “Other (expense) income, net” included $5.0 million in costs associated with the early termination of a third-party storage agreement at our Paulsboro, New Jersey asphalt refinery and a contingent loss adjustment of $3.3 million related to a legal settlement.
The gain from insurance recoveries for the year ended December 31, 2010 resulted from insurance claims related to damage primarily at our Texas City, Texas terminal caused by Hurricane Ike in 2008.

21. PARTNERS’ EQUITY
Issuance of Common Units
On September 10, 2012, we issued 7,130,000 common units representing limited partner interests at a price of $48.94 per unit under our 2010 Shelf Registration Statement. We used the net proceeds from this offering of $343.9 million, including a contribution of $7.1 million from our general partner to maintain its 2% general partner interest, for general partnership purposes, including repayments of outstanding borrowings under our 2012 Revolving Credit Agreement and working capital purposes.
On December 9, 2011, we issued 6,037,500 common units representing limited partner interests at a price of $53.45 per unit under our 2010 Shelf Registration Statement. We used the net proceeds from this offering of $318.0 million, including a contribution of $6.6 million from our general partner to maintain its 2% general partner interest, mainly to reduce outstanding borrowings under our 2007 Revolving Credit Agreement.
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
On May 19, 2010, we issued 4,400,000 common units representing limited partner interests at a price of $56.55 per unit under our 2010 Shelf Registration Statement. We used the net proceeds from this offering of $245.2 million, including a contribution of $5.1 million from our general partner to maintain its 2% general partner interest, mainly to reduce outstanding borrowings under our 2007 Revolving Credit Agreement and for the Asphalt Holdings Acquisition.
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in “Accumulated other comprehensive income (loss)” were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(Thousands of Dollars)
Balance as of January 1, 2010	$8,050	$(240)	$7,810
Activity	3,450	35,240	38,690
Balance as of December 31, 2010	11,500	35,000	46,500
Activity	(15,425)	(58,482)	(73,907)
Balance as of December 31, 2011	(3,925)	(23,482)	(27,407)
Activity	9,579	(41,037)	(31,458)
Balance as of December 31, 2012	$5,654	$(64,519)	$(58,865)
Other comprehensive income (loss) attributable to the noncontrolling interest consisted of foreign currency translation adjustment gains of $1.1 million and losses of $3.0 million, for the years ended December 31, 2012 and 2011, respectively. We did not have a noncontrolling interest for the year ended December 31, 2010.
Allocations of Net Income
General Partner. Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

priority of cash distributions that the common unitholders and general partner will receive. The partnership agreement also contains provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interests. Normal allocations according to percentage interests are made after giving effect to priority income allocations, if any, in an amount equal to incentive cash distributions allocated 100% to the general partner. The following table details the calculation of net income applicable to the general partner:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars)
Net (loss) income attributable to NuStar Energy L.P.	$(226,616)	$221,461	$238,970
Less general partner incentive distribution (a)	41,242	36,319	33,304
Net (loss) income after general partner incentive distribution	(267,858)	185,142	205,666
General partner interest	2%	2%	2%
General partner allocation of net (loss) income after general partner incentive distribution	(5,356)	3,703	4,113
General partner incentive distribution	41,242	36,319	33,304
Net income applicable to general partner	$35,886	$40,022	$37,417

(a)
The net income allocation to the general partner’s incentive distribution is less than the actual distribution made with respect to 2011, which is shown in the distribution table below, due to the issuance of common units after the end of the third quarter but before the record date.

Cash Distributions
We make quarterly distributions of 100% of our available cash, generally defined as cash receipts less cash disbursements and cash reserves established by the general partner, in its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end. The limited partner unitholders are entitled to receive a minimum quarterly distribution of 0.60 per unit each quarter ($2.40 annualized). Our cash is first distributed 98% to the limited partners and 2% to the general partner until the amount distributed to our unitholders is equal to the minimum quarterly distribution and arrearages in the payment of the minimum quarterly distribution for any prior quarter. Cash in excess of the minimum quarterly distributions is distributed to our unitholders and our general partner based on the percentages shown below.
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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of total cash distributions to our general and limited partners applicable to the period in which the distributions are earned:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$7,486	$6,630	$6,227
General partner incentive distribution	41,242	36,326	33,304
Total general partner distribution	48,728	42,956	39,531
Limited partners’ distribution	325,526	288,550	271,847
Total cash distributions	$374,254	$331,506	$311,378

Cash distributions per unit applicable to limited partners	$4.380	$4.360	$4.280
In February 2013, we declared a quarterly cash distribution of $1.095 that was paid on February 14, 2013 to unitholders of record on February 11, 2013. This distribution related to the fourth quarter of 2012 and totaled $98.1 million, of which $12.8 million represented our general partner’s interest and incentive distribution.

22. NET INCOME PER UNIT
The following table details the calculation of earnings per unit:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars, Except Per Unit Data)
Net (loss) income attributable to NuStar Energy L.P.	$(226,616)	$221,461	$238,970
Less general partner distribution (including IDR)	48,728	42,948	39,531
Less limited partner distribution	325,526	288,497	271,847
Distributions greater than earnings	$(600,870)	$(109,984)	$(72,408)

General partner earnings:
Distributions	$48,728	$42,948	$39,531
Allocation of distributions greater than earnings (2%)	(12,019)	(2,201)	(1,447)
Total	$36,709	$40,747	$38,084

Limited partner earnings:
Distributions	$325,526	$288,497	$271,847
Allocation of distributions greater than earnings (98%)	(588,851)	(107,783)	(70,961)
Total	$(263,325)	$180,714	$200,886

Weighted-average limited partner units outstanding	72,957,417	65,018,301	62,946,987

Net (loss) income per unit applicable to limited partners	$(3.61)	$2.78	$3.19

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23. STATEMENTS OF CASH FLOWS
Changes in current assets and current liabilities were as follows:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$160,435	$(230,980)	$(90,369)
Receivable from related parties	(113,018)	—	—
Inventories	112,589	(160,139)	(26,595)
Income tax receivable	2,921	(4,265)	—
Other current assets	(26,050)	(1,825)	31,373
Increase (decrease) in current liabilities:
Accounts payable	(43,451)	140,898	80,980
Payable to related party	(5,339)	(3,603)	(218)
Accrued interest payable	(6,092)	126	8,179
Accrued liabilities	11,259	(10,087)	(6,488)
Taxes other than income tax	(2,444)	2,574	(4,793)
Income tax payable	(563)	1,848	1,064
Changes in current assets and current liabilities	$90,247	$(265,453)	$(6,867)
The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to:

•	the changes in assets held for sale being reflected in the line items to which the changes relate in the table above;

•	current assets and current liabilities acquired and disposed during the period; and

•	the effect of foreign currency translation.
Non-cash investing and financing activities for the years ended December 31, 2012, 2011 and 2010 mainly consist of changes in the fair values of our fixed-to-floating and forward-starting interest rate swaps.
Cash flows related to interest and income taxes were as follows:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$110,679	$109,027	$87,653
Cash paid for income taxes, net of tax refunds received	$21,032	$14,920	$13,062

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

24. INCOME TAXES
Components of income tax expense related to certain of our operations conducted through separate taxable wholly owned corporate subsidiaries were as follows:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars)
Current:
U.S.	$4,469	$3,730	$2,010
Foreign	16,483	8,632	11,464
Total current	20,952	12,362	13,474

Deferred:
U.S.	6,033	1,009	(3,786)
Foreign	(4,491)	3,342	2,053
Total deferred	1,542	4,351	(1,733)

Total income tax expense	$22,494	$16,713	$11,741
The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax due to our status as a limited partnership.
The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2012	2011
	(Thousands of Dollars)
Deferred income tax assets:
Net operating losses	$25,567	$17,089
Environmental and legal reserves	291	14,822
Capital loss	—	1,044
Valuation allowance	(78)	(1,161)
Total deferred income tax assets	25,780	31,794

Deferred income tax liabilities:
Property, plant and equipment	(54,155)	(57,392)
Other	(631)	(698)
Total deferred income tax liabilities	(54,786)	(58,090)

Net deferred income tax liability	$(29,006)	$(26,296)

Reported on the consolidated balance sheets as:
Deferred income tax asset	$3,108	$9,141
Deferred income tax liability	(32,114)	(35,437)
Net deferred income tax liability	$(29,006)	$(26,296)

As of December 31, 2012, our U.S. corporate operations have net operating loss carryforwards for tax purposes totaling approximately $72.1 million, which are subject to various limitations on use and expire in years 2021 through 2031.
As of December 31, 2012 and 2011, we recorded a valuation allowance of $0.1 million and $1.2 million, respectively, related to our foreign deferred tax assets. We estimate the amount of valuation allowance based upon our expectations of taxable income in the various jurisdictions in which we operate and the period over which we can utilize those future deductions. The valuation

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

allowance reflects uncertainties related to our ability to utilize certain net operating loss carryforwards before they expire. In 2012, we decreased the valuation allowance for the foreign net operating loss by $1.1 million due to changes in our estimates of the amount of those loss carryforwards that will be realized, based upon future taxable income and potential tax planning strategies.
The realization of net deferred income tax assets recorded as of December 31, 2012 is dependent upon our ability to generate future taxable income in the United States. We believe it is more-likely-than not that the deferred income tax assets as of December 31, 2012 will be realized, based on expected future taxable income and potential tax planning strategies.
Grace Energy Corporation Matter
In connection with the settlement of the Grace Energy Corporation matter, we recognized a pre-tax gain of $28.7 million within one of our taxable subsidiaries. As a result, we recorded related income tax expense of $10.1 million, resulting from the reduction of the related deferred income tax asset. See Note 15. Commitments and Contingencies for a discussion on the Grace Energy Corporation matter.
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
St. Eustatius Tax Agreement
On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. This agreement required a subsidiary of Kaneb, which we acquired on July 1, 2005, to pay the greater of 2% of taxable income, as defined therein, or 500,000 Netherlands Antilles guilders (approximately $0.3 million) per year. The agreement further provided that any amounts paid in order to meet the minimum annual payment were available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. On February 22, 2006, we entered into a revised agreement (the 2005 Tax and Maritime Agreement) with the governments of St. Eustatius and the Netherlands Antilles. The 2005 Tax and Maritime Agreement was effective beginning January 1, 2005 and expires on December 31, 2014. Under the terms of the 2005 Tax and Maritime Agreement, we agreed to make a one-time payment of 5.0 million Netherlands Antilles guilders (approximately $2.8 million) in full and final settlement of all of our liabilities, taxes, fees, levies, charges, or otherwise (including settlement of audits) due or potentially due to St. Eustatius. We further agreed to pay an annual minimum profit tax to St. Eustatius of 1.0 million Netherlands Antilles guilders (approximately $0.6 million), beginning as of January 1, 2005. We agreed to pay the minimum annual profit tax in twelve equal monthly installments. To the extent the minimum annual profit tax exceeds 2% of taxable profit (as defined in the 2005 Tax and Maritime Agreement), we can carry forward that excess to offset future tax liabilities. If the minimum annual profit tax is less than 2% of taxable profit, we agreed to pay that difference.
Effective January 1, 2011, the Netherlands Antilles was dissolved, and St. Eustatius became part of the Netherlands. We are uncertain of the impact, if any, to our overall tax liability in St. Eustatius.

25. SEGMENT INFORMATION
Our reportable business segments consist of storage, transportation, and asphalt and fuels marketing. Our segments represent strategic business units that offer different services and products. We evaluate the performance of each segment based on its respective operating income, before general and administrative expenses and certain non-segmental depreciation and amortization expense. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal operations include terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and petroleum refining and marketing. Beginning September 28, 2012, we no longer have asphalt refining due to the Asphalt Sale. Intersegment revenues result from storage and throughput agreements with wholly owned subsidiaries of NuStar Energy at lease rates consistent with rates charged to third parties for storage and at pipeline tariff rates based upon the applicable published tariff. Related party revenues mainly result from storage agreements with out joint ventures and the noncontrolling shareholder of our Turkey subsidiary.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars)
Revenues:
Storage:
Third parties	$524,249	$513,450	$475,624
Intersegment	66,804	52,282	44,214
Related party	4,589	1,039	—
Total storage	595,642	566,771	519,838
Transportation:
Third parties	340,455	311,449	315,690
Intersegment	—	65	382
Total transportation	340,455	311,514	316,072
Asphalt and fuels marketing:
Third parties	5,085,592	5,445,877	3,611,747
Intersegment	—	9,782	4,143
Related party	791	—	—
Total asphalt and fuels marketing	5,086,383	5,455,659	3,615,890
Consolidation and intersegment eliminations	(66,804)	(62,129)	(48,739)
Total revenues	$5,955,676	$6,271,815	$4,403,061

Depreciation and amortization expense:
Storage	$93,449	$87,737	$77,071
Transportation	52,878	51,165	50,617
Asphalt and fuels marketing	11,253	20,949	20,257
Total segment depreciation and amortization expense	157,580	159,851	147,945
Other depreciation and amortization expense	7,441	6,738	5,857
Total depreciation and amortization expense	$165,021	$166,589	$153,802

Operating (loss) income:
Storage	$194,567	$193,395	$178,947
Transportation	158,590	146,403	148,571
Asphalt and fuels marketing	(296,785)	71,854	90,861
Consolidation and intersegment eliminations	303	(52)	276
Total segment operating income	56,675	411,600	418,655
Less general and administrative expenses	(104,756)	(103,050)	(110,241)
Less other depreciation and amortization expense	(7,441)	(6,738)	(5,857)
Other asset impairment loss	(3,295)	—	—
Gain on legal settlement	28,738	—	—
Total operating (loss) income	$(30,079)	$301,812	$302,557

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenues by geographic area are shown in the table below.

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars)
United States	$4,237,648	$4,530,810	$3,326,674
Netherlands	1,438,297	1,564,062	914,144
Other	279,731	176,943	162,243
Consolidated revenues	$5,955,676	$6,271,815	$4,403,061
For the years ended December 31, 2012 and 2011, Valero Energy Corporation accounted for approximately 11%, or $668.1 million, and 10%, or $684.1 million, of our consolidated revenues, respectively. These revenues were included in all of our reportable business segments. For the year ended December 31, 2010, no single customer accounted for 10% or more of our consolidated revenues.
Long-lived assets include property, plant and equipment, intangible assets subject to amortization and certain long-lived assets included in “Other long-term assets, net” in the consolidated balance sheets. Total amounts of long-lived assets by geographic area were as follows:

	December 31,
	2012	2011
	(Thousands of Dollars)
United States	$3,031,559	$3,166,784
Netherlands	464,226	446,855
Other	226,837	219,911
Consolidated long-lived assets	$3,722,622	$3,833,550
Total assets by reportable segment were as follows:

	December 31,
	2012	2011
	(Thousands of Dollars)
Storage	$2,627,946	$2,597,904
Transportation	1,720,711	1,251,474
Asphalt and fuels marketing	885,661	1,717,960
Total segment assets	5,234,318	5,567,338
Other partnership assets	378,771	313,852
Total consolidated assets	$5,613,089	$5,881,190

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the carrying amount of goodwill were as follows:

	Storage	Transportation	Asphalt and Fuels Marketing	Total
	(Thousands of Dollars)
Balance as of January 1, 2011	$585,167	$174,848	$53,255	$813,270
Turkey Acquisition preliminary purchase price allocation	33,734	—	—	33,734
Other (a)	(287)	—	—	(287)
Balance as of December 31, 2011	618,614	174,848	53,255	846,717
TexStar Acquisition preliminary purchase price allocation	—	127,896	—	127,896
Asphalt Operations impairment	—	—	(22,132)	(22,132)
Terminal sales (b)	(3,764)	—	—	(3,764)
Other (a)	2,307	—	—	2,307
Balance as of December 31, 2012	$617,157	$302,744	$31,123	$951,024

(a)
Includes purchase price adjustments related to acquisitions still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. Also includes foreign currency translation adjustments.

(b)	Goodwill associated with five terminals in Georgia and Alabama sold on April 16, 2012.
Capital expenditures, including acquisitions and investments in other noncurrent assets, by reportable segment were as follows:

	Year Ended December 31,
	2012	2011	2010
	(Thousands of Dollars)
Storage	$161,672	$263,918	$241,491
Transportation	493,028	45,170	21,300
Asphalt and fuels marketing	20,333	90,683	26,387
Other partnership assets	53,982	45,569	27,147
Total capital expenditures	$729,015	$445,340	$316,325

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

Condensed Consolidating Balance Sheets
December 31, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$7,033	$1,112	$—	$75,457	$—	$83,602
Receivables	—	157,452	10,561	340,144	(10,381)	497,776
Inventories	—	2,320	5,590	165,349	(31)	173,228
Income tax receivable	—	—	—	1,265	—	1,265
Other current assets	—	26,353	1,468	37,417	—	65,238
Assets held for sale	—	35,337	—	82,997	—	118,334
Intercompany receivable	—	353,384	599,599	—	(952,983)	—
Total current assets	7,033	575,958	617,218	702,629	(963,395)	939,443
Property, plant and equipment, net	—	1,423,991	582,299	1,232,170	—	3,238,460
Intangible assets, net	—	18,733	—	73,702	—	92,435
Goodwill	—	145,990	170,652	634,382	—	951,024
Investment in wholly owned subsidiaries	3,133,097	161,957	1,208,595	2,329,595	(6,833,244)	—
Investment in joint ventures	—	35,883	—	67,062	—	102,945
Deferred income tax asset	—	—	—	3,108	—	3,108
Note receivable from related party	—	95,711	—	—	—	95,711
Other long-term assets, net	490	148,384	26,330	14,759	—	189,963
Total assets	3,140,620	2,606,607	2,605,094	5,057,407	(7,796,639)	5,613,089
Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$1,313	$250,967	$34,142	$—	$286,422
Payables	15	122,706	12,657	274,044	(10,381)	399,041
Accrued interest payable	—	22,512	1,224	5	—	23,741
Accrued liabilities	862	76,322	7,542	39,477	—	124,203
Taxes other than income tax	129	5,671	2,830	1,263	—	9,893
Income tax payable	—	247	—	2,424	—	2,671
Intercompany payable	508,365	—	—	444,618	(952,983)	—
Total current liabilities	509,371	228,771	275,220	795,973	(963,364)	845,971
Long-term debt, less current portion	—	2,124,582	—	—	—	2,124,582
Long-term payable to related party	—	12,629	—	5,442	—	18,071
Deferred income tax liability	—	—	—	32,114	—	32,114
Other long-term liabilities	—	2,701	279	4,376	—	7,356
Total partners’ equity	2,631,249	237,924	2,329,595	4,219,502	(6,833,275)	2,584,995
Total liabilities and partners’ equity	$3,140,620	$2,606,607	$2,605,094	$5,057,407	$(7,796,639)	$5,613,089

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets
December 31, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$139	$14	$—	$17,344	$—	$17,497
Receivables, net	—	27,533	6,877	514,477	(1,079)	547,808
Inventories	—	2,311	6,370	579,152	(48)	587,785
Income tax receivable	—	—	—	4,148	—	4,148
Other current assets	—	9,796	2,423	31,466	—	43,685
Intercompany receivable	—	893,268	780,066	—	(1,673,334)	—
Total current assets	139	932,922	795,736	1,146,587	(1,674,461)	1,200,923
Property, plant and equipment, net	—	1,150,318	596,229	1,683,921	—	3,430,468
Intangible assets, net	—	1,966	—	36,957	—	38,923
Goodwill	—	18,094	170,652	657,971	—	846,717
Investment in wholly owned subsidiaries	3,386,170	220,513	1,159,620	2,216,792	(6,983,095)	—
Investment in joint ventures	—	—	—	66,687	—	66,687
Deferred income tax asset	—	—	—	9,141	—	9,141
Other long-term assets, net	364	192,007	26,329	69,631	—	288,331
Total assets	$3,386,673	$2,515,820	$2,748,566	$5,887,687	$(8,657,556)	$5,881,190
Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$331,317	$1,060	$32,582	$—	$364,959
Payables	—	32,590	11,512	418,038	(1,079)	461,061
Accrued interest payable	—	21,332	8,489	12	—	29,833
Accrued liabilities	829	42,788	4,661	22,992	—	71,270
Taxes other than income tax	125	5,661	2,678	4,991	—	13,455
Income tax payable	—	352	7	2,863	—	3,222
Intercompany payable	506,111	—	—	1,167,223	(1,673,334)	—
Total current liabilities	507,065	434,040	28,407	1,648,701	(1,674,413)	943,800
Long-term debt, less current portion	—	1,424,891	503,180	—	—	1,928,071
Long-term payable to related party	—	8,027	—	6,475	—	14,502
Deferred income tax liability	—	—	—	35,437	—	35,437
Other long-term liabilities	—	29,939	220	64,886	—	95,045
Total partners’ equity	2,879,608	618,923	2,216,759	4,132,188	(6,983,143)	2,864,335
Total liabilities and partners’ equity	$3,386,673	$2,515,820	$2,748,566	$5,887,687	$(8,657,556)	$5,881,190

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income (Loss)
For the Year Ended December 31, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$364,860	$210,712	$5,405,157	$(25,053)	$5,955,676
Costs and expenses	1,699	218,289	151,185	5,640,047	(25,465)	5,985,755
Operating (loss) income	(1,699)	146,571	59,527	(234,890)	412	(30,079)
Equity in (loss) earnings of subsidiaries	(224,917)	(361,830)	65,505	112,818	408,424	—
Equity in (loss) earnings of joint ventures	—	(16,117)	—	6,739	—	(9,378)
Interest expense, net	—	(76,311)	(12,546)	(813)	—	(89,670)
Other (expense) income, net	—	(26,596)	1,679	(1,594)	—	(26,511)
(Loss) income from continuing operations before income tax expense	(226,616)	(334,283)	114,165	(117,740)	408,836	(155,638)
Income tax expense	—	255	1,329	20,910	—	22,494
(Loss) income from continuing operations	(226,616)	(334,538)	112,836	(138,650)	408,836	(178,132)
Loss from discontinued operations, net of tax	—	(2,364)	—	(46,355)	(386)	(49,105)
Net (loss) income	(226,616)	(336,902)	112,836	(185,005)	408,450	(227,237)
Less net loss attributable to noncontrolling interest	—	—	—	(621)	—	(621)
Net (loss) income attributable to NuStar Energy L.P.	$(226,616)	$(336,902)	$112,836	$(184,384)	$408,450	$(226,616)

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income
For the Year Ended December 31, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$299,226	$199,569	$5,805,535	$(32,515)	$6,271,815
Costs and expenses	1,663	176,985	142,077	5,682,209	(32,931)	5,970,003
Operating (loss) income	(1,663)	122,241	57,492	123,326	416	301,812
Equity in earnings of subsidiaries	223,125	12,883	108,644	145,218	(489,870)	—
Equity in earnings of joint venture	—	—	—	11,458	—	11,458
Interest expense, net	—	(56,389)	(22,840)	(2,498)	—	(81,727)
Other income (expense), net	—	1,309	1,936	(6,588)	—	(3,343)
Income from continuing operations before income tax expense	221,462	80,044	145,232	270,916	(489,454)	228,200
Income tax expense	1	(575)	13	17,274	—	16,713
Income from continuing operations	221,461	80,619	145,219	253,642	(489,454)	211,487
(Loss) income from discontinued operations, net of tax	—	(2,793)	—	12,907	—	10,114
Net income	221,461	77,826	145,219	266,549	(489,454)	221,601
Less net income attributable to noncontrolling interest	—	—	—	140	—	140
Net income attributable to NuStar Energy L.P.	$221,461	$77,826	$145,219	$266,409	$(489,454)	$221,461

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Year Ended December 31, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net (loss) income	$(226,616)	$(336,902)	$112,836	$(185,005)	$408,450	$(227,237)

Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	—	10,677	—	10,677
Net unrealized loss on cash flow hedges	—	(17,069)	—	(77,200)	—	(94,269)
Net loss reclassified into income on cash flow hedges	—	1,749	—	51,483	—	53,232
Total other comprehensive loss	—	(15,320)	—	(15,040)	—	(30,360)

Comprehensive (loss) income	(226,616)	(352,222)	112,836	(200,045)	408,450	(257,597)
Less comprehensive gain attributable to noncontrolling interest	—	—	—	477	—	477
Comprehensive (loss) income attributable to NuStar Energy L.P.	$(226,616)	$(352,222)	$112,836	$(200,522)	$408,450	$(258,074)

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net income	$221,461	$77,826	$145,219	$266,549	$(489,454)	$221,601

Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	—	(18,431)	—	(18,431)
Net unrealized (loss) gain on cash flow hedges	—	(84,199)	—	30,747	—	(53,452)
Net gain reclassified into income on cash flow hedges	—	—	—	(5,030)	—	(5,030)
Total other comprehensive (loss) income	—	(84,199)	—	7,286	—	(76,913)

Comprehensive income (loss)	221,461	(6,373)	145,219	273,835	(489,454)	144,688
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(2,866)	—	(2,866)
Comprehensive income (loss) attributable to NuStar Energy L.P.	$221,461	$(6,373)	$145,219	$276,701	$(489,454)	$147,554

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2010
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net income	$238,970	$95,102	$143,891	$342,211	$(581,204)	$238,970

Other comprehensive income:
Foreign currency translation adjustment	—	—	—	3,450	—	3,450
Net unrealized (loss) gain on cash flow hedges	—	35,000	—	(1,440)	—	33,560
Net loss reclassified into income on cash flow hedges	—	—	—	1,680	—	1,680
Total other comprehensive income	—	35,000	—	3,690	—	38,690

Comprehensive income	$238,970	$130,102	$143,891	$345,901	$(581,204)	$277,660

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by operating activities	$363,639	$86,333	$81,700	$149,369	$(381,838)	$299,203
Cash flows from investing activities:
Capital expenditures	—	(292,873)	(16,114)	(101,608)	—	(410,595)
Acquisitions	—	(201,610)	—	(114,200)	—	(315,810)
Investment in other long-term assets	—	—	—	(2,610)	—	(2,610)
Proceeds from sale or disposition of assets	—	5,166	4,537	32,947	—	42,650
Proceeds from sale of Asphalt Operations	—	436,276	—	—	—	436,276
Increase in note receivable from related party	—	(95,711)	—	—	—	(95,711)
Investment in subsidiaries	(337,123)	(114,200)	—	(34)	451,357	—
Net cash used in investing activities	(337,123)	(262,952)	(11,577)	(185,505)	451,357	(345,800)
Cash flows from financing activities:
Debt borrowings	—	2,621,025	—	—	—	2,621,025
Debt repayments	—	(2,470,355)	(250,000)	—	—	(2,720,355)
Proceeds from senior note offering, net of issuance costs	—	247,398	—	—	—	247,398
Issuance of common units, net of issuance costs	336,415	—	—	—	—	336,415
General partner contribution	7,121	—	—	—	—	7,121
Distributions to unitholders and general partner	(365,279)	(365,279)	—	(16,567)	381,846	(365,279)
Proceeds from termination of interest rate swaps	—	(5,678)	—	—	—	(5,678)
Contributions from (distributions to) affiliates	—	337,123	—	114,234	(451,357)	—
Net intercompany borrowings (repayments)	2,254	(177,851)	179,877	(4,272)	(8)	—
Other, net	(133)	(9,845)	—	—	—	(9,978)
Net cash (used in) provided by financing activities	(19,622)	176,538	(70,123)	93,395	(69,519)	110,669
Effect of foreign exchange rate changes on cash	—	1,179	—	854	—	2,033
Net increase in cash and cash equivalents	6,894	1,098	—	58,113	—	66,105
Cash and cash equivalents as of the beginning of the period	139	14	—	17,344	—	17,497
Cash and cash equivalents as of the end of the period	$7,033	$1,112	$—	$75,457	$—	$83,602

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$377,469	$121,416	$59,109	$(84,135)	$(379,391)	$94,468
Cash flows from investing activities:
Capital expenditures	—	(197,845)	(8,093)	(129,722)	—	(335,660)
Acquisitions	—	(47,817)	—	(52,873)	—	(100,690)
Investment in other long-term assets	—	—	—	(8,990)	—	(8,990)
Proceeds from sale or disposition of assets	—	63	86	1,937	—	2,086
Investment in subsidiaries	(374,628)	—	(56,727)	(56,759)	488,114	—
Net cash used in investing activities	(374,628)	(245,599)	(64,734)	(246,407)	488,114	(443,254)
Cash flows from financing activities:
Debt borrowings	—	949,549	—	—	—	949,549
Debt repayments	—	(801,950)	—	—	—	(801,950)
Issuance of common units, net of issuance costs	317,285	—	—	—	—	317,285
General partner contribution	6,708	—	—	—	—	6,708
Distributions to unitholders and general partner	(322,046)	(322,046)	—	(32)	322,078	(322,046)
Proceeds from termination of interest rate swaps	—	33,433	—	—	—	33,433
Contributions from (distributions to) affiliates	—	260,028	56,727	114,053	(430,808)	—
Net intercompany borrowings (repayments)	(4,702)	(105,944)	(51,102)	161,741	7	—
Other, net	—	4,705	—	(963)	—	3,742
Net cash (used in) provided by financing activities	(2,755)	17,775	5,625	274,799	(108,723)	186,721
Effect of foreign exchange rate changes on cash	—	(1,233)	—	(326)	—	(1,559)
Net increase (decrease) in cash and cash equivalents	86	(107,641)	—	(56,069)	—	(163,624)
Cash and cash equivalents as of the beginning of the period	53	107,655	—	73,413	—	181,121
Cash and cash equivalents as of the end of the period	$139	$14	$—	$17,344	$—	$17,497

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2010
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by operating activities	$302,373	$144,654	$30,740	$189,918	$(305,185)	$362,500
Cash flows from investing activities:
Capital expenditures	—	(109,023)	(14,621)	(146,186)	—	(269,830)
Acquisition	—	—	—	(43,026)	—	(43,026)
Investment in other long-term assets	—	—	—	(3,469)	—	(3,469)
Proceeds from sale or disposition of assets	—	25	34	2,551	—	2,610
Proceeds from insurance recoveries	—	—	—	13,500	—	13,500
Investment in subsidiaries	(245,604)	—	—	(25)	245,629	—
Net cash used in investing activities	(245,604)	(108,998)	(14,587)	(176,655)	245,629	(300,215)
Cash flows from financing activities:
Debt borrowings	—	1,076,406	—	—	—	1,076,406
Debt repayments	—	(1,401,354)	—	—	—	(1,401,354)
Proceeds from senior note offering, net of issuance costs	—	445,431	—	—	—	445,431
Issuance of common units, net of issuance costs	240,148	—	—	—	—	240,148
General partner contribution	5,078	—	—	—	—	5,078
Distributions to unitholders and general partner	(305,154)	(305,154)	—	(31)	305,185	(305,154)
Contributions from (distributions to) affiliates	—	245,604	—	25	(245,629)	—
Net intercompany borrowings (repayments)	3,159	19,424	(16,133)	(6,450)	—	—
Other, net	—	(3,458)	(20)	(811)	—	(4,289)
Net cash (used in) provided by financing activities	(56,769)	76,899	(16,153)	(7,267)	59,556	56,266
Effect of foreign exchange rate changes on cash	—	(6,502)	—	7,066	—	564
Net increase in cash and cash equivalents	—	106,053	—	13,062	—	119,115
Cash and cash equivalents as of the beginning of the period	53	1,602	—	60,351	—	62,006
Cash and cash equivalents as of the end of the period	$53	$107,655	$—	$73,413	$—	$181,121

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

27. QUARTERLY FINANCIAL DATA (UNAUDITED)

The amounts shown below differ from those previously reported in our quarterly reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2012 and June 30 and September 30, 2011 due to the sale of the San Antonio Refinery on January 1, 2013 as discussed in Note 5 Dispositions. The results of operations of the San Antonio Refinery have been presented as discontinued operations for all periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)
2012:
Revenues	$1,609,405	$1,767,748	$1,593,756	$984,767	$5,955,676
Operating income (loss)	$59,019	$(204,908)	$59,352	$56,458	$(30,079)
Income (loss) from continuing operations	$37,952	$(244,466)	$13,965	$14,417	$(178,132)
Loss from discontinued operations, net of tax	(11,698)	(2,344)	(9,623)	(25,440)	(49,105)
Net income (loss)	$26,254	$(246,810)	$4,342	$(11,023)	$(227,237)
Net income (loss) per unit applicable to limited partners:
Continuing operations	$0.39	$(3.53)	$0.04	$0.05	$(2.95)
Discontinued operations	(0.16)	(0.03)	(0.13)	(0.32)	(0.66)
Total	$0.23	$(3.56)	$(0.09)	$(0.27)	$(3.61)
Cash distributions per unit applicable to limited partners	$1.095	$1.095	$1.095	$1.095	$4.380

2011:
Revenues	$1,234,616	$1,496,357	$1,716,437	$1,824,405	$6,271,815
Operating income	$55,731	$114,186	$90,066	$41,829	$301,812
Income from continuing operations	$28,516	$90,044	$68,143	$24,784	$211,487
Income from discontinued operations, net of tax	—	2,561	2,138	5,415	10,114
Net income	$28,516	$92,605	$70,281	$30,199	$221,601
Net income per unit applicable to limited partners:
Continuing operations	$0.30	$1.23	$0.89	$0.22	$2.63
Discontinued operations	—	0.04	0.03	0.08	0.15
Total	$0.30	$1.27	$0.92	$0.30	$2.78
Cash distributions per unit applicable to limited partners	$1.075	$1.095	$1.095	$1.095	$4.360

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

28. SUBSEQUENT EVENTS
On January 22, 2013, NuStar Logistics issued $402.5 million of 7.625% fixed-to-floating rate subordinated notes due January 15, 2043 under our 2010 Shelf Registration Statement, including the underwriters’ option to purchase up to an additional $52.5 million principal amount of the notes, which option was exercised in full. The net proceeds of approximately $391.5 million were used for general partnership purposes, including repayment of outstanding borrowings under our 2012 Revolving Credit Agreement. The notes are fully and unconditionally guaranteed on an unsecured and subordinated basis by NuStar Energy and NuPOP.
The 7.625% notes will bear interest at a fixed annual rate of 7.625%, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on April 15, 2013 and ending on January 15, 2018. Thereafter, the notes will bear interest at an annual rate equal to the sum of the three-month LIBOR rate for the related quarterly interest period plus 6.734% payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing April 15, 2018, unless payment is deferred in accordance with the terms of the notes. NuStar Logistics may elect to defer interest payments on the notes on one or more occasions for up to five consecutive years. Deferred interest will accumulate additional interest at a rate equal to the interest rate then applicable to to the notes until paid. If NuStar Logistics elects to defer interest payments, NuStar Energy cannot declare or make cash distributions to its unitholders during the period interest is deferred.
The notes do not have sinking fund requirements. These notes are subordinated to existing senior unsecured indebtedness of NuStar Logistics and do not contain restrictions on NuStar Logistics’ ability to incur additional indebtedness, including debt that ranks senior in priority of payment to the notes. In addition, the notes do not limit NuStar Logistics’ ability to incur indebtedness secured by certain liens or to engage in certain sale-leaseback transactions. At the option of NuStar Logistics, the notes may be redeemed in whole or in part at any time at a redemption price, which may include a make-whole premium, plus accrued and unpaid interest to the redemption date.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were operating effectively as of December 31, 2012.
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
Set forth below is certain information concerning the directors and executive officers of NuStar GP, LLC:

Name	Age	Position Held with NuStar GP, LLC
William E. Greehey	76	Chairman of the Board
Curtis V. Anastasio	56	President, Chief Executive Officer (CEO) and Director
J. Dan Bates	68	Director
Dan J. Hill	72	Director
Stan McLelland	67	Director
Rodman D. Patton	69	Director
Bradley C. Barron	47	Executive Vice President and General Counsel
Steven A. Blank	58	Executive Vice President, Chief Financial Officer (CFO) and Treasurer
Mary Rose Brown	56	Executive Vice President-Administration
Douglas W. Comeau	56	Executive Vice President & Chief Operating Officer
Thomas R. Shoaf	54	Senior Vice President and Controller
As a limited partnership, we are not required by the NYSE rules to have a nominating committee, and the Board has historically performed the functions served by a nominating committee. However, in 2013, the Board has created a Nominating/Governance & Conflicts Committee to identify candidates for membership on the Board. In accordance with our Corporate Governance Guidelines, individuals are considered for membership on the Board based on their character, judgment, integrity, diversity, age, skills (including financial literacy), independence and experience in the context of the overall needs of the Board. Our directors are also selected based on their knowledge about our industry and their respective experience leading or advising large companies. We require that our directors have the ability to work collegially, exercise good judgment and think critically. In addition, we ask that our directors commit to working hard for our company. The Nominating/Governance & Conflicts Committee strives to find the best possible candidates to represent the interests of NuStar Energy L.P. and its unitholders. As part of its annual self-assessment process, the Board and each of its committees evaluates the mix of independent and non-independent directors, as well as the performance of the directors and the committees, and the Board annually elects a presiding director.
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
Mr. Comeau became Executive Vice President & Chief Operating Officer of NuStar GP, LLC and NuStar GP Holdings, LLC in September 2012.  He served as Senior Vice President - Corporate Development and Strategic Planning of NuStar GP, LLC from March 2012 until his promotion in September 2012.  Prior to his service to NuStar GP, LLC and NuStar GP Holdings, LLC, Mr. Comeau served as Vice President and General Manager of the Benicia Refinery for Valero Energy from August 2003 to March 2012.  He served as Vice President - Strategic Capital Review for Valero Energy from January 2001 to August 2003.
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
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of NuStar Energy L.P.'s equity securities to file certain reports with the Securities and Exchange Commission (SEC) concerning their beneficial ownership of NuStar Energy's equity securities within two business days. We believe that during the year ended December 31, 2012 all Section 16(a) reports applicable to our executive officers, directors and greater than 10% stockholders were timely filed, with the exception of a Form 4 filed on January 17, 2013 to report Ms. Brown's purchase of 14,900 units.

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
CORPORATE GOVERNANCE
AUDIT COMMITTEE
The Audit Committee reviews and reports to the Board on various auditing and accounting matters, including the quality, objectivity and performance of NuStar Energy’s internal and external accountants and auditors, the adequacy of its financial controls and the reliability of financial information reported to the public. The Audit Committee also monitors NuStar Energy’s compliance with environmental laws and regulations. The Board has adopted a written charter for the Audit Committee. The members of the Audit Committee during 2012 were Rodman D. Patton (Chairman), J. Dan Bates and Dan J. Hill. The Audit Committee met eight times in 2012. For further information, see the “Report of the Audit Committee” below.
The Board has determined that Mr. Patton is an “audit committee financial expert” (as defined by the SEC), and that he is “independent” as that term is used in the NYSE Listing Standards.
REPORT OF THE AUDIT COMMITTEE FOR FISCAL YEAR 2012
Management of NuStar GP, LLC is responsible for NuStar Energy’s internal controls and the financial reporting process. KPMG LLP (KPMG), NuStar Energy’s independent registered public accounting firm for the year ended December 31, 2012, is responsible for performing an independent audit of NuStar Energy’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) and generally accepted auditing standards, and an audit of NuStar Energy’s internal control over financial reporting in accordance with the standards of the PCAOB, and issuing a report thereon. The Audit Committee monitors and oversees these processes and approves the selection and appointment of NuStar Energy’s independent registered public accounting firm and recommends the ratification of such selection and appointment to the Board.

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
Based on the foregoing review and discussions and such other matters the Audit Committee deemed relevant and appropriate, the Audit Committee recommended to the Board that the audited consolidated financial statements of NuStar Energy be included in NuStar Energy’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
Our NEOs for the year ended December 31, 2012 were: Curtis V. Anastasio, Bradley C. Barron, Steven A. Blank, Mary Rose Brown and Douglas W. Comeau.
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
The Compensation Committee has retained BDO USA, LLP (BDO) as its independent compensation consultant with respect to executive compensation matters. In its role as advisor to the Compensation Committee, BDO was retained directly by the Compensation Committee, which has the authority to select, retain and/or terminate its relationship with a consulting firm. The Compensation Committee determined that there are no conflicts of interest between the Company, the Committee and BDO because BDO provides no other services to NuStar Energy; fees paid to BDO represent less than a fraction of 1% of BDO’s worldwide revenues; BDO has policies in place to prevent a conflict of interest, including a policy that no employee of BDO may own NuStar Energy units; and there is no business or personal relationship between BDO’s consultant and any of NuStar Energy’s officers or directors.
Selection of Compensation Comparative Data
The Compensation Committee relies upon two primary sources of competitive compensation data in assessing base salary rates, annual incentive compensation and long-term incentive compensation: a group of master limited partnerships and other companies in our industry and broader survey data on comparably sized entities.
To establish compensation for the NEOs, including the CEO, the Committee, in consultation with management and BDO, identified a specific peer group (listed below), composed primarily of master limited partnerships but also including independent, regional refining companies, to evaluate competitive rates of compensation (the Compensation Comparative Group). Refining companies, HollyFrontier Corporation and Western Refining Inc., were added to our prior peer list in 2008 to account for our acquisition of asphalt refining and marketing assets from CITGO Asphalt Refining Company (the Asphalt Business) in March 2008. For 2012, each of these organizations, in our opinion, competed with us for executive talent. We intend to reevaluate this group in 2013, particularly with respect to the refining companies, in view of the fact we no longer directly own any refining assets, due to our third quarter 2012 sale of 50% of the Asphalt Business and our first quarter 2013 sale of the San Antonio refinery. The competitive data for these companies is derived from their respective publicly filed annual proxy statements or annual reports on Form 10-K.

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

The Compensation Committee also periodically reviews survey data reported on a position-by-position basis to obtain additional information regarding compensation of comparable positions. The survey data consists of general industry data for executive positions reported in the Towers Watson General Industry Executive Compensation database, a proprietary compensation database of approximately 849 U.S. industrial companies that is updated each year. In 2012, at the Committee’s request, BDO reviewed and interpreted tabular data from the Towers Watson survey for companies in a range of reported revenues comparable to NuStar Energy’s. We refer to the competitive survey data, together with the Compensation Comparative Group data, as the Compensation Comparative Data.
Process and Timing of Compensation Decisions
The Compensation Committee reviews and approves all compensation for the NEOs. Recommendations regarding compensation for NEOs other than the CEO are developed by the CEO in consultation with BDO. In making these recommendations, the CEO considers the Compensation Comparative Data and evaluates the individual performance of each NEO and their respective contributions to the Company. The recommendations are then reviewed by the Compensation Committee, which may accept the recommendations or may make adjustments to the recommended compensation based on their own assessment of the individual’s performance and contributions to NuStar Energy.
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

Additional information regarding the timing of 2012 long-term incentive grants is discussed below under “Performance Units” and “Restricted Units.”
Elements of Executive Compensation
General
Our executive compensation programs currently consist of the following material elements:

•	base salaries;

•	annual incentive bonuses;

•	long-term equity-based incentives, including:

•	performance units; and

•	restricted units;

•	medical and other insurance benefits, retirement benefits and other perquisites.
We use base salary as the foundation for our executive compensation program. We believe that base salary should provide a fixed level of competitive pay that reflects the executive officer’s primary duties and responsibilities, as well as a foundation for incentive opportunities and benefit levels. Our annual incentive bonuses are designed to focus our executives on improving NuStar Energy’s distributable cash flow (DCF), a non-GAAP measure of financial performance, which is widely regarded among the master limited partnership (MLP) investment community as a significant determinant of an MLP’s unit price. Our long-term equity incentive awards are designed to directly tie an executive’s financial reward opportunities with the rewards to unitholders on both an absolute and relative basis, as measured by long-term unit price performance and payment of distributions. Throughout this Item 11, we use the term “Total Direct Compensation” to refer to the sum of an executive officer’s base salary, annual incentive bonus and long-term incentive awards for a particular fiscal year. We also offer group medical benefits that allow employees (including NEOs) affordable coverage at group rates, as well as pension benefits that reward continued service and a thrift plan that provides a tax-advantaged savings opportunity.
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

The following table summarizes the relative size of base salary and incentive compensation targets for 2012 for each of our NEOs:

Name	Target Percentage of Total Direct Compensation
	Base Salary (%)	Annual Incentive Bonus (%)	Long-Term Incentives (%)	TOTAL
Anastasio	26	23	51	100
Barron	35	21	44	100
Blank	35	21	44	100
Brown	35	21	44	100
Comeau	31	23	46	100
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
We use our evaluation of individual performance to supplement our objective compensation criteria and adjust an executive officer’s recommended compensation. For example, although an individual officer’s indicated bonus may be calculated to be $100,000 based on NuStar Energy's performance, an individual performance evaluation might result in a reduction or increase in that amount.
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
In July 2011, BDO performed a comprehensive review of our NEO’s Total Direct Compensation. In July 2012, management reviewed several sets of survey data, including a Aon Hewitt study, a Mercer study and The World At Work, and they also considered anecdotal information about compensation by local companies. Based on this information, management recommended that each NuStar employee throughout the company, including the NEOs, be eligible to receive a merit-based pay raise in the range of 0% to 3.25% of his or her actual salary paid during the prior 12-month period (Eligible Salary). Each NEO received a raise in their base salary in the amount of 3.25% of their Eligible Salary, as provided in the table below.

Name	Annualized Base Salary at December 31, 2012	July 2012 Increase to Prior Annualized Salary
Anastasio	$536,900	$16,900
Barron	309,750	9,750
Blank	373,410	11,750
Brown	334,530	10,530
Comeau (1)	385,000	--
(1) Mr. Comeau was hired in March 2012 at an annual salary of $295,000, and he received a $9,590 raise in July 2012. He was promoted in October 2012, and at that time his salary rate was raised to $385,000.

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
The following table shows the percentage of each NEO’s salary paid in 2012 that represents his or her annual bonus target for the fiscal year ended December 31, 2012, before discretionary adjustments, as discussed below:

Name	Annual Incentive Bonus Target as a Percentage of Base Salary
Anastasio	90
Barron	60
Blank	60
Brown	60
Comeau	75
Determination of Annual Incentive Target Opportunities
As illustrated by the example above, each NEO has an annual incentive opportunity generally based on a stated percentage of his or her base salary. The target amount is awarded for achieving a 100% score on our stated financial goal under the bonus plan. For example, in a year with a 100% score, an executive with a salary of $200,000 and a target annual incentive opportunity equal to 60% of his base annual salary would receive a bonus of $120,000. In addition, the plan allows for the upward or downward adjustment of awards, based upon attainment of the financial goal, equal to a range of 0% to 200% of the target award. If we failed to reach at least the threshold level of performance for our financial goal, the participant would have earned an incentive award of $0. Likewise, if we had achieved the maximum level of performance for the financial goal, the participant could earn up to 200% of his target award.
Once the financial goals have been reviewed and measured, the Compensation Committee has the authority to exercise its discretion in evaluating NuStar Energy’s performance. In exercising this discretionary judgment, the Compensation Committee considers such relevant performance factors as growth, attainment of strategic objectives, acquisitions and divestitures, safety and environmental compliance, and other considerations. This discretionary judgment may result in an increase or decrease in the aggregate earned award for all employees based upon the attainment of the financial goals noted above.
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

Company Performance Objectives
In 2012, as in prior years, the Compensation Committee approved a DCF metric for NuStar Energy’s bonus metric, based on management’s recommendations and input from BDO. In the MLP investment community, DCF is widely regarded as a significant determinant of unit price. As such, the Compensation Committee believes the measure appropriately aligns our management’s interest with our unitholders’ interest in continuously increasing distributions in a prudent manner.
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
Each year, the Compensation Committee establishes NuStar Energy’s budgeted DCF for the year as a target and establishes corresponding levels of performance for which the incentive opportunity would be paid, such that if less than 90% of the target was attained, no bonus would be paid; if 90% of the target was attained, 50% of the incentive opportunity could be paid; if the target was achieved, 100% of the incentive opportunity could be paid; if 110% of the target was attained, 150% of the incentive opportunity could be paid; and if 120% or more of the target was attained, 200% of the incentive opportunity could be paid. The budgeted DCF may be adjusted during the year to account for acquisitions or other significant changes not anticipated at the time the target was determined. In 2012, NuStar’s budgeted DCF was $393,000,000.
Determination of Awards
For the 2012 annual incentive bonus determination, the Compensation Committee measured NuStar Energy’s DCF against the established target to determine the amount of incentive award earned. NuStar Energy’s DCF for 2012 was below 90% of the target. This resulted in the NEOs having a potential annual incentive award equal to 0% of his or her target award.

Name	Bonuses Paid For 2012 ($)
Anastasio	0
Barron	0
Blank	0
Brown	0
Comeau	0
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
As mentioned above, BDO delivered a comprehensive review of our NEO’s Total Direct Compensation in July 2012. Based on BDO’s review and analysis, the Compensation Committee adjusted the NEO’s long-term incentive targets (expressed as a percent of base salary) as shown in the table below.

Name	Long-Term Incentive Target (% of base salary)
Anastasio	200
Barron	125
Blank	125
Brown	125
Comeau	150
The Compensation Committee allocates a percentage of long-term award value to performance-based awards and a percentage to awards that focus on retention and increasing ownership levels of executive officers. Beginning with the long-term award in the fourth quarter of 2011, the target levels were allocated in the following manner for each individual:

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
Restricted Units

Name	Restricted Units Granted in 2012 (2)
	NS	NSH
Anastasio	9,575	6,630
Barron	3,450	2,390
Blank	4,160	2,880
Brown	3,730	2,580
Comeau (1)	11,150	3,565

(1) In addition to the annual grant opportunity, Mr. Comeau received a hiring grant of 3,000 NS restricted units in March 2012 and a grant of 3,000 NS restricted units in October 2012 for his promotion to Chief Operating Officer.
(2) In January 2012, in addition to the annual grants provided in the table, the Compensation Committee awarded the NEOs a special, one-time grant NuStar Energy restricted units based on the company's performance in 2011. That special grant is described below in the "Special Restricted Unit Grant" table.

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
In 2012, the Compensation Committee and management made a determination that the grants for employees, including management and non-employee directors, would be made as soon as administratively practicable and no earlier than the third business day following our third quarter earnings release. Due to the time required to award and implement the grants, the grant was not made until December 19, 2012.
Performance Units
In April 2012, performance units comprised approximately 35% of each of our NEOs’ total NuStar Energy long-term incentive targets. Performance units are earned only upon NuStar Energy’s achievement of an objective performance measure, total unitholder return (TUR), as compared with the Compensation Comparative Group. NuStar Energy’s TUR is the total return to unitholders, based upon the growth in the unit price, as well as cash distributions to unitholders, during the year. The Compensation Committee believes this type of incentive award strengthens the tie between the named executive’s pay and our financial performance.
The number of performance units granted in 2012 was determined by multiplying annual base salary rate by the Long-Term Incentive Target Percentage, and then multiplying that product by 35%. That product is then divided by the assumed value of an individual unit, which is the product of (x) the average unit price for the period of December 15 through December 31 (using the daily closing prices) and (y) a factor that reflects the present value of the award and a risk that the award might be forfeited.

Name	Performance Unit Grants in 2012
Anastasio	8,200
Barron	2,955
Blank	3,565
Brown	3,195
Comeau	2,560
Each award is subject to vesting in three annual increments, based upon our TUR during rolling three-year periods that end on December 31 of each year following the date of grant. At the end of each performance period, our TUR is compared to the Compensation Comparative Group and ranked by quartile. Executives then earn 0%, 50%, 100% or 150% of that portion of the initial grant amount that is vested, depending upon whether our TUR is in the last, 3rd, 2nd or 1st quartile, respectively, and they earn 200% if we rank highest in the group. Amounts not earned in a given performance period can be carried forward for one additional performance period and up to 100% of the carried amount can still be earned, depending upon the quartile achieved for that subsequent period.
For the performance period ended December 31, 2011, our performance ranking in the fourth quartile of the group for the three-year period, which resulted in the NEOs receiving none of the 2011 performance units available to vest in January 2012. On January 26, 2012, the Compensation Committee met and discussed NuStar Energy's performance for the period. During that period, NuStar Energy's TUR was 72.41%.
Based on their review of company performance, as well as each NEO's performance during the three-year period ending December 31, 2011, the Compensation Committee awarded a special grant of restricted units as shown in the table below, which vest in equal increments over three years, beginning on the first anniversary date of the grant. Each NEOs agreed to waive his or her right to receive any performance units that would have carried forward into subsequent years as a result of their failure to meet the performance threshold for 2011.

Name	Special One-Time Restricted Unit Grant for 2011 Performance
Anastasio	5,337
Barron	1,818
Blank	2,240
Brown	2,025
Comeau	—
For the performance period ended December 31, 2012, our performance ranked in the fourth quartile of the group for the rolling three-year period, which resulted in the NEOs receiving none of the 2012 performance units available to vest in 2013.

Perquisites and Other Benefits
Perquisites
We provide only minimal perquisites to our executive officers. Mr. Anastasio, Mr. Barron, Mr. Blank and Ms. Brown received federal income tax preparation services in 2012. Executives are also eligible to receive liability insurance. For more information on perquisites, see the Summary Compensation Table and its footnotes.
Other Benefits
We provide other benefits, including medical, life, dental and disability insurance in line with competitive market conditions. Our NEOs are eligible for the same benefit plans provided to our other employees, including our pension plans, 401(K) thrift plan (the Thrift Plan), and insurance and supplemental plans chosen and paid for by employees who desire additional coverage. Executive officers and other employees whose compensation exceeds certain limits are eligible to participate in non-qualified excess benefit programs whereby those individuals can choose to make larger contributions than allowed under the qualified plan rules and receive correspondingly higher benefits. These plans are described below under “Post-Employment Benefits.”

Post-Employment Benefits
Pension Plans
For a discussion of our pension plans, including the Excess Pension Plan and the Supplemental Executive Retirement Plan, please see the narrative description accompanying the Pension Benefits table below this item.
Nonqualified Deferred Compensation Plans
Excess Thrift Plan
The Excess Thrift Plan provides unfunded benefits to those employees of NuStar GP, LLC whose annual additions under the Thrift Plan are subject to the limitations on such annual additions as provided under §415 of the Internal Revenue Code of 1986, as amended (the Code), and/or who are constrained from making maximum contributions under the Thrift Plan by §401(a)(17) of the Code, which limits the amount of an employee’s annual compensation which may be taken into account under that plan. The Excess Thrift Plan is comprised of two separate components, consisting of (1) an “excess benefit plan” as defined under §3(36) of The Employee Retirement Income Security Act of 1974, as amended (ERISA) and (2) a plan that is maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. Each component of the Excess Thrift Plan consists of a separate plan for purposes of Title I of ERISA. To the extent a participant’s annual total compensation exceeds the compensation limits for the calendar year under §401(a)(17) of the Code ($250,000 for 2012), the participant’s excess thrift plan account is credited with that number of hypothetical NuStar Energy units that could have been purchased with the difference between:

•	The total company matching contributions that would have been credited to the participant’s account under the Thrift Plan had the participant’s contributions not been reduced pursuant to §401; and

•	The actual company matching contributions credited to such participant’s account.
Mr. Anastasio, Mr. Barron, Mr. Blank and Ms. Brown participated in the Excess Thrift Plan in 2012.
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
Particular payments under the agreements are triggered commensurate with the occurrence of any of the following: (i) termination of employment by the company other than for “cause” (as defined in the agreements) or disability, (ii) termination by the executive for “good reason” (as defined in the agreements), (iii) termination by the executive other than for “good reason,” and (iv) termination of employment because of death or disability. These triggers were designed to ensure the continued availability of the executives following a change of control, and to compensate the executives at appropriate levels if their employment is unfairly or prematurely terminated during the applicable term following a change of control. For more information regarding payments that may be made under our severance arrangements, see our disclosures below under the caption “Potential Payments upon Termination or Change-in-Control Payments.”
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
Our officers are expected to meet the applicable guideline within five years of their initial appointment and continuously own sufficient units to meet the guideline, once attained.
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

EXECUTIVE COMPENSATION
The tables that appear in the following pages of this section provide information required by the SEC regarding compensation paid to or earned by our NEOs for the year ended December 31, 2012. We have used captions and headings in these tables in accordance with the SEC regulations requiring these disclosures. The footnotes to these tables provide important information to explain the values presented in the tables, and are an important part of our disclosures.

SUMMARY COMPENSATION TABLE
FOR FISCAL YEAR ENDED DECEMBER 31, 2012
The following table provides a summary of compensation paid for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 to NuStar GP, LLC’s CEO, CFO and to its three other most highly compensated executive officers. The table shows amounts earned by such persons for services rendered to NuStar GP, LLC in all capacities in which they served.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Unit Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Curtis V. Anastasio President and CEO	2012	528,450	0	1,414,505	0	0	194,066	34,940	2,171,961
	2011	504,000	453,600	988,617	0	0	241,385	38,628	2,381,917
	2010	480,900	385,000	1,019,418	0	0	190,656	37,001	2,112,975
Bradley C. Barron Executive Vice President and General Counsel	2012	304,875	0	503,574	0	0	134,758	19,483	962,690
	2011	290,570	174,300	355,723	0	0	79,153	15,937	915,683
Steven A. Blank Executive Vice President, CFO and Treasurer	2012	367,535	0	610,065	0	0	145,953	24,113	1,147,666
	2011	356,395	213,800	433,693	0	0	303,970	26,289	1,253,774
	2010	346,015	173,000	442,407	0	0	129,601	25,466	1,116,489
Mary Rose Brown Executive Vice President- Administration	2012	329,265	0	547,821	0	0	127,380	22,400	1,026,866
	2011	319,335	191,600	388,490	0	0	99,450	14,826	1,013,701
	2010	310,085	155,000	396,775	0	0	63,442	18,555	943,857
Douglas W. Comeau Executive Vice President- Chief Operating Officer	2012	251,820	0	821,121	0	0	0	11,594	1,084,535
Footnotes:

(1)
The NEOs were not awarded a bonus for 2012. 2011 bonus awards were paid in February 2012 with respect to 2011 performance. 2010 bonus amounts were paid in February 2011 with respect to 2010 performance. Bonuses were determined taking into consideration NuStar Energy’s performance in the applicable year, the individual executive’s targets and the executive’s performance, as described above under “Compensation Disclosure & Analysis-Annual Incentive Bonus.”

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

Name	Year	(A)	(B)	TOTAL
Anastasio	2012	$194,066	$0	$194,066
	2011	241,385	0	241,385
	2010	190,656	0	190,656
Barron	2012	134,758	0	134,758
	2011	79,153	0	79,153
Blank	2012	145,953	0	145,953
	2011	303,970	0	303,970
	2010	129,601	0	129,601
Brown	2012	127,380	0	127,380
	2011	99,450	0	99,450
	2010	63,442	0	63,442
Comeau	2012	—	0	—

(4) The amounts reported in this column for 2012 consist of the following for each officer:

Name	Club Dues (a)	Company Contribution to Thrift Plan	Company Contribution to Excess Thrift Plan	Tax Preparation	Personal Liability Insurance	Executive Health Exams (b)	TOTAL
Anastasio	$1,172	$13,700	$18,007	$850	$1,211	$0	$34,940
Barron	0	13,646	3,293	850	1,211	483	19,483
Blank	0	15,000	7,052	850	1,211	0	24,113
Brown	845	14,738	4,756	850	1,211	0	22,400
Comeau	0	11,594	n/a	0	0	0	11,594

(a)	Management has determined that club dues will no longer be paid for or reimbursed.

(b)	The amount reported is the difference between the value of executive health exams made available to NuStar Energy officers and the value of NuStar Energy’s all-employee wellness assessments.

GRANTS OF PLAN-BASED AWARDS
FOR FISCAL YEAR ENDED DECEMBER 31, 2012
The following table provides further information regarding the grants of plan-based awards to the NEOs.

Name	Grant Date	Date of Approval of Comp Committee	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Unit)	Grant Date Fair Value of Unit and Unit Option Awards ($)
			Threshold (#)	Target (#)	Maximum (#)
Anastasio	(1)1/26/2012	1/26/2012	—	—	—	5,337	—	—	312,535 (7)
	(2)4/24/2012	4/24/2012	0	8,200	16,400	—	—	—	471,828 (8)
	(3)12/19/2012	10/23/2012	—	—	—	9,575	—	—	439,397 (9)
	(4)12/19/2012	10/23/2012	—	—	—	6,630	—	—	190,745 (10)
Barron	(1)1/26/2012	1/26/2012	—	—	—	1,818	—	—	106,462 (7)
	(2)4/24/2012	4/24/2012	0	2,955	5,910	—	—	—	170,031 (8)
	(3)12/19/2012	10/23/2012	—	—	—	3,450	—	—	158,321 (9)
	(4)12/19/2012	10/23/2012	—	—	—	2,390	—	—	68,760 (10)
Blank	(1)1/26/2012	1/26/2012	—	—	—	2,240	—	—	131,174 (7)
	(2)4/24/2012	4/24/2012	0	3,565	7,130	—	—	—	205,130 (8)
	(3)12/19/2012	10/23/2012	—	—	—	4,160	—	—	190,902 (9)
	(4)12/19/2012	10/23/2012	—	—	—	2,880	—	—	82,858 (10)
Brown	(1)1/26/2012	1/26/2012	—	—	—	2,025	—	—	118,584 (7)
	(2)4/24/2012	4/24/2012	0	3,195	6,390	—	—	—	183,840 (8)
	(3)12/19/2012	10/23/2012	—	—	—	3,730	—	—	171,170 (9)
	(4)12/19/2012	10/23/2012	—	—	—	2,580	—	—	74,227 (10)
Comeau	(5)3/26/2012		—	—	—	3,000	—	—	179,940 (11)
	(2)4/24/2012	4/24/2012	0	2,560	5,120	—	—	—	147,302 (8)
	(6)10/23/2012	10/23/2012	—	—	—	3,000	—	—	154,980 (12)
	(3)12/19/2012	10/23/2012	—	—	—	5,150	—	—	236,334 (9)
	(4)12/19/2012	10/23/2012	—	—	—	3,565	—	—	102,565 (10)
Footnotes:

(1)
Restricted units of NuStar Energy were granted by the Compensation Committee at a joint meeting with the Compensation Committee of NuStar GP Holdings, LLC on January 26, 2012. The restricted units vest 1/3 annually over three years beginning on the first anniversary of the grant date.

(2)
Performance units were awarded by the Board, upon recommendation of the Compensation Committee, on April 24, 2012. Each award is subject to vesting in three annual increments, based upon our TUR during rolling three-year periods that end on December 31 of each year following the date of grant. At the end of each performance period, our TUR is compared to the Peer Group and ranked by quartile. Executives then earn 0%, 50%, 100% or 150% of that portion of the initial grant amount that is vesting, depending upon whether our TUR is in the last, 3rd, 2nd or 1st quartile, respectively, and they earn 200% if we rank highest in the group. Amounts not earned in a given performance period can be carried forward for one additional performance period and up to 100% of the carried amount can still be earned. For the performance period ended December 31, 2012, our performance ranked in the fourth quartile of the group, and none of the eligible units were vested.

(3)
Restricted units of NuStar Energy were approved by the Compensation Committee at a joint meeting with the Compensation Committee of NuStar GP Holdings, LLC on October 23, 2012, and the grant date for these restricted units was set at that time for the date that was as soon as administratively practicable after the meeting. The restricted units vest 1/5 annually over five years beginning on the first anniversary of the grant date.

(4)
Restricted units of NuStar GP Holdings, LLC were approved by the Compensation Committee of NuStar GP Holdings at a joint meeting with the Compensation Committee of NuStar GP, LLC on October 23, 2012, and the grant date for these restricted units was set at that time for the date that was as soon as administratively practicable after the meeting. The restricted units vest 1/5 annually over five years beginning on the first anniversary of the grant date.

(5)
Restricted units of NuStar Energy were granted by the President & CEO, under discretionary authority given him by the Compensation Committee, and ratified by the committee at their subsequent meeting, on March 26, 2012. The restricted units vest 1/5 annually over five years beginning on the first anniversary of the grant date.

(6)
Restricted units of NuStar Energy were granted by the Compensation Committee at a joint meeting with the Compensation Committee of NuStar GP Holdings, LLC on October 23, 2012. The restricted units vest 1/5 annually over five years beginning on the first anniversary of the grant date.

(7)	The grant date fair value for restricted units was determined by multiplying the number of restricted units that were granted by the NYSE closing unit price of our units on the date of grant, $58.56.

(8)
The grant date fair value for performance units was determined by multiplying the number of performance units that were granted by the NYSE closing unit price of our units on the date of grant, $57.54.

(9)	The grant date fair value for restricted units was determined by multiplying the number of restricted units that were granted by the NYSE closing unit price of our units on the date of grant, $45.89.

(10)
The grant date fair value for restricted units was determined by multiplying the number of NuStar GP Holdings, LLC restricted units that were granted by the NYSE closing unit price of NuStar GP Holdings, LLC units on the date of grant, $28.77.

(11)	The grant date fair value for restricted units was determined by multiplying the number of restricted units that were granted by the NYSE closing unit price of our units on the date of grant, $59.98.

(12)	The grant date fair value for restricted units was determined by multiplying the number of restricted units that were granted by the NYSE closing unit price of our units on the date of grant, $51.66.

OUTSTANDING EQUITY AWARDS
AT DECEMBER 31, 2012
The following table provides further information regarding our NEOs’ unexercised unit options, unvested restricted units and unvested performance units as of December 31, 2012. The value of NuStar Energy restricted units reported below is equal to $42.48, the NuStar Energy L.P. closing price on the NYSE on December 30, 2012. The value of the NuStar GP Holdings, LLC restricted units reported below is equal to $27.69, the NuStar GP Holdings, LLC closing price on the NYSE on December 30, 2012.

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)
	11,800(1)	—	—	45.35	10/29/2013	—	—	—	—
	9,625(2)	—	—	56.51	10/28/2014	—	—	—	—
	13,450(3)	—	—	57.51	10/27/2015	—	—	—	—
Anastasio	11,000(4)	—	—	55.92	11/2/2013	—	—	—	—
	56,300(5)	—	—	31.55	11/16/2014	—	—	—	—
	—	—	—	—	—	30,476(7)	1,294,620	—	—
	—	—	—	—	—	20,174(8)	558,618	—	—
	—	—	—	—	—	12,877(9)	547,015	—	—
Barron	1,280(1)	—	—	45.35	10/29/2013	—	—	—	—
	1,975(2)	—	—	56.51	10/28/2014	—	—	—	—
	2,100(4)	—	—	55.92	11/2/2013	—	—	—	—
	35,000(5)	—	—	31.55	11/16/2014	—	—	—	—
	—	—	—	—		10,619(10)	451,093	—	—
	—	—	—	—		6,870(11)	190,230	—	—
	—	—	—	—		4,631(12)	196,725	—	—
	8,700(1)	—	—	45.35	10/29/2013	—	—	—	—
	6,875(2)	—	—	56.51	10/28/2014	—	—	—	—
	7,225(3)	—	—	57.51	10/27/2015	—	—	—	—
Blank	5,125(4)	—	—	55.92	11/2/2013	—	—	—	—
	41,000(5)	—	—	31.55	11/16/2014	—	—	—	—
	—	—	—	—	—	12,985(13)	551,603	—	—
	—	—	—	—	—	8,398(14)	232,541	—	—
	—	—	—	—	—	5,662(15)	240,522
	1,700(6)	—	—	69.15	4/30/2014	—	—	—	—
	35,000(5)	—	—	31.55	11/16/2014	—	—	—	—
Brown	—	—	—	—	—	11,645(16)	494,680	—	—
	—	—	—	—	—	7,512(17)	208,007	—	—
	—	—	—	—	—	5,076(18)	215,628	—	—
Comeau	—	—	—	—	—	11,150(19)	473,652	—	—
	—	—	—	—	—	3,565(20)	98,715	—	—
	—	—	—	—	—	2,560(21)	108,749	—	—

Footnotes:

(1)	Options granted October 29, 2003, which vested in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(2)	Options granted on October 28, 2004, which vested in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(3)
Options granted on October 27, 2005, which vested in 1/5 increments over five years, beginning on the first anniversary of the date of grant. In 2012, the Compensation Committee extended the expiration date for these options from 2012 to 2015.

(4)	Options granted on November 2, 2006, which vested in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(5)	Options of NuStar GP Holdings granted November 16, 2007, which vested in 1/3 increments over three years, beginning on the third anniversary of the date of grant.

(6)	Options granted April 30, 2007, which vested in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(7)
Mr. Anastasio’s restricted NuStar Energy L.P. units consist of: 1,700 restricted units granted November 6, 2008; 2,760 restricted units granted December 14, 2009; 4,140 restricted units granted December 30, 2010; 6,964 restricted units granted on December 16, 2011; 5,337 restricted units granted January 26, 2012; and 9,575 restricted units granted on December 19, 2012. The restricted units granted January 26, 2012 vest in 1/3 increments over three years, beginning on the first anniversary of the date of grant. All of Mr. Anastasio’s other restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(8)
Mr. Anastasio’s restricted NuStar GP Holdings, LLC units consist of: 1,740 restricted units granted November 6, 2008; 2,600 restricted units granted December 14, 2009; 3,900 restricted units granted December 30, 2010; 5,304 restricted units granted December 16, 2011; and 6,630 restricted units granted December 19, 2012. All of Mr. Anastasio’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(9)
Mr. Anastasio’s unvested NuStar Energy L.P. performance units were granted February 26, 2010, January 28, 2011 and April 24, 2012 and vest annually in 1/3 increments over three years beginning on the first anniversary of their grant date. The performance units are payable in NuStar Energy L.P.’s units. Upon vesting, the performance units are converted into a number of NuStar Energy L.P. units based on NuStar Energy’s TUR during rolling three-year periods that end of December 31 of each year following the date of grant. At the end of each performance period, NuStar Energy’s TUR is compared to the Peer Group and ranked by quartile. Holders of the performance units then earn 0%, 50%, 100% or 150% of that portion of the initial grant that is vesting, depending upon whether NuStar Energy’s TUR is in the last, third, second or first quartile, respectively; holders earn 200% if NuStar Energy is the highest ranking entity in the Peer Group. For the period ended December 31, 2010, NuStar’s TUR was in the first quartile of it and the Peer Group, which resulted in a 150% vest for participants. Mr. Anastasio received a total of 13,908 units for the 2010 performance period. For the period ended December 31, 2011, NuStar’s TUR was in the last quartile of it and the Peer Group, which resulted in no vesting for participants. For the period ended December 31, 2012, NuStar's TUR was in the last quartile of it and the Peer Group, which resulted in no vesting for participants.

(10)
Mr. Barron's restricted NuStar Energy L.P. units consist of: 520 restricted units granted November 6, 2008; 846 restricted units granted December 14, 2009; 1,473 restricted units granted on December 30, 2010; 2,512 restricted units granted December 16, 2011; 1,818 restricted units granted on January 26, 2012; and 3,450 restricted units granted December 19, 2012. The restricted units granted January 26, 2012 vest in 1/3 increments over three years, beginning on the first anniversary of the date of grant. All of Mr. Barron's other restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(11)
Mr. Barron's restricted NuStar GP Holdings, LLC units consist of: 540 restricted units granted November 6, 2008; 798 restricted units granted December 14, 2009; 1,230 restricted units granted December 30, 2010; 1,912 restricted units granted December 16, 2011; and 2,390 restricted units granted December 19, 2012. All of Mr. Barron's restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(12)
Mr. Barron's unvested NuStar Energy L.P. performance units were granted and vest in accordance with the description in Footnote (9) above. For the 2010 period, Mr. Barron received a total of 4,438 units. For the 2011 period, Mr. Barron received no vested performance units. For the 2012 period, Mr. Barron received no vested performance units.

(13)
Mr. Blank’s restricted NuStar Energy L.P. units consist of: 660 restricted units granted November 6, 2008; 1,058 restricted units granted December 14, 2009; 1,839 restricted units granted December 30, 2010; 3,028 restricted units granted December 16, 2011; 2,240 restricted units granted January 26, 2012; and 4,160 restricted units granted December 19, 2012. The restricted units granted January 26, 2012 vest in 1/3 increments over three years, beginning on the first anniversary of the date of grant. All of Mr. Blank's other restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(14)
Mr. Blank’s restricted NuStar GP Holdings, LLC units consist of: 680 restricted units granted November 6, 2008; 998 restricted units granted December 14, 2009; 1,536 restricted units granted December 30, 2010; 2,304 restricted units granted December 16, 2011; and 2,880 restricted units granted December 19, 2012. All of Mr. Blank’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(15)
Mr. Blank’s unvested NuStar Energy L.P. performance units were granted and vest in accordance with the description in Footnote (9) above. For the 2010 period, Mr. Blank received a total of 5,965 units. For the 2011 period, Mr. Blank received no vested performance units. For the 2012 period, Mr. Blank received no vested performance units.

(16)
Ms. Brown’s restricted NuStar Energy L.P. units consist of: 580 restricted units granted November 6, 2008; 948 restricted units granted December 14, 2009; 1,650 restricted units granted December 30, 2010; 2,712 restricted units granted December 16, 2011; 2,025 restricted units granted January 26, 2012; and 3,730 restricted units granted December 19, 2012. The restricted units granted January 26, 2012 vest in 1/3 increments over three years, beginning on the first anniversary of the date of grant. All of Ms Brown's other restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(17)
Ms. Brown’s restricted NuStar GP Holdings, LLC units consist of: 600 restricted units granted November 6, 2008; 894 restricted units granted December 14, 2009; 1,374 restricted units granted December 30, 2010; 2,064 restricted units granted December 16, 2011; and 2,580 restricted units granted December 19, 2012. All of Ms. Brown’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(18)
Ms. Brown’s unvested NuStar Energy L.P. performance units were granted and vest in accordance with Footnote (9) above. For the 2010 period, Ms. Brown received a total of 4,648 units. For the 2011 period, Ms. Brown received no vested performance units. For the 2012, Ms. Brown received no vested performance units.

(19)
Mr. Comeau's restricted NuStar Energy L.P. units consist of: 3,000 restricted units granted March 26, 2012; 3,000 restricted units granted October 23, 2012; and 5,150 restricted units granted December 19, 2012. All of Mr. Comeau's restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(20)
Mr. Comeau's restricted NuStar GP Holdings, LLC units consist of 3,565 restricted units granted December 19, 2012. All of Mr. Comeau's restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(21)	Mr. Comeau's unvested NuStar Energy L.P. performance units were granted April 24, 2012 and vest in accordance with Footnote (9) above.

OPTION EXERCISES AND UNITS VESTED
IN YEAR ENDED DECEMBER 31, 2012
The following table provides further information regarding option exercises by our NEOs, and the vesting of restricted units and performance units held by our NEOs, during 2012.

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)(7)
Anastasio	24,000(1)	496,320	13,309(3)	491,932
Barron	-	-	4,489(4)	166,676
Blank	6,666(2)	137,120	5,498(5)	203,931
Brown	-	-	5,103(6)	192,845
Comeau	-	-	-	-
Footnotes:

(1)	Mr. Anastasio's NuStar Energy L.P. unit option exercises in 2012 were as follows: 14,000 exercised on February 29 and 10,000 exercised on July 31.

(2)	Mr. Blank's NuStar Energy L.P. unit option exercises in 2012 were as follows: 3,333 exercised on March 1 and 3,333 exercised on July 31.

(3)
Mr. Anastasio’s NuStar Energy L.P. units vested in 2012 as follows: 1,700 units on November 6; 1,442 units on November 16; 1,380 units on December 14; 1,741 units on December 16; and 1,380 on December 30. Mr. Anastasio’s NuStar GP Holdings, LLC units vested in 2012 as follows: 1,740 units on November 6; 1,300 units on December 14; 1,326 units on December 16 and 1,300 units on December 30.

(4)
Mr. Barron's NuStar Energy L.P. units vested in 2012 as follows: 520 units on November 6; 600 units on November 16; 423 units on December 14; 628 units on December 16 and 491 units on December 30. Mr. Barron's NuStar GP Holdings, LLC units vested in 2012 as follows: 540 units on November 6; 399 units on December 14; 478 units on December 16 and 410 units on December 30.

(5)
Mr. Blank’s NuStar Energy L.P. units vested in 2012 as follows: 660 units on November 6; 672 units on November 16; 529 units on December 14; 757 units on December 16 and 613 on December 30. Mr. Blank’s NuStar GP Holdings, LLC units vested in 2012 as follows: 680 units on November 6; 499 units on December 14; 576 units on December 16 and 512 units on December 30.

(6)
Ms. Brown’s units vested in 2012 as follows: 200 units on April 30; 580 units on November 6; 600 units on November 16; 474 on December 14; 678 units on December 16 and 550 units on December 30. Ms. Brown’s NuStar GP Holdings, LLC units vested in 2012 as follows: 600 units on November 6; 447 units on December 14; 516 units on December 16 and 458 units on December 30.

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

2012 Vesting Date	NS Closing Price ($)
April 30	54.99
November 6	46.00
November 16	40.24
December 14	44.10
December 16	44.10
December 30	41.99
NSH Closing Price ($)
November 6	28.19
December 14	28.53
December 16	28.53
December 30	27.81

POST-EMPLOYMENT COMPENSATION
PENSION BENEFITS
FOR YEAR ENDED DECEMBER 31, 2012
The following table provides information regarding the accumulated benefits of our named executive officer under NuStar GP, LLC’s pension plans during the year ended December 31, 2012.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit($)(2)	Payments During Last Fiscal Year
Anastasio	NuStar GP, LLC Pension Plan	6.5	251,538	—
	NuStar GP, LLC Excess Pension Plan	—	—	—
	NuStar GP, LLC Supplemental Executive Retirement Plan	11.0	702,723	—
Barron	NuStar GP, LLC Pension Plan	6.5	165,878	—
	NuStar GP, LLC Excess Pension Plan	12.0	210,284	—
	NuStar GP, LLC Supplemental Executive Retirement Plan	—	—	—
Blank	NuStar GP, LLC Pension Plan	6.5	268,629	—
	NuStar GP, LLC Excess Pension Plan	—	—	—
	NuStar GP, LLC Supplemental Executive Retirement Plan	11.0	380,431	—
Brown	NuStar GP, LLC Pension Plan	5.7	219,295	—
	Excess Pension Plan	5.7	187,040	—
	Supplemental Executive Retirement Plan	—	—	—
Comeau (1)	NuStar GP, LLC Pension Plan		—	—
	Excess Pension Plan		—	—
	Supplemental Executive Retirement Plan	—	—	—
Footnotes:

(1)	Mr. Comeau is not presently eligible for pension benefits, as he has not yet completed one year of service with the company.

(2)
The present values stated above were calculated using the same interest rate and mortality table that we use for valuations under U.S. Generally Accepted Accounting Principles as set forth in Accounting Standards Codification (ASC) 715 for financial reporting purposes. The present values as of December 31, 2012 were determined using a 4.48% discount rate and the plans' earliest unreduced retirement age (i.e., age 62). The present values reflect post-retirement mortality rates based on the 2013 Static Mortality Table for Annuitants and Non-Annuitants per IR Reg. 1.430(h)(3)-1(e). No decrements were included for pre-retirement termination, mortality, or disability. Where applicable, lump sums were determined based on a 3.98% interest rate and the mortality table prescribed by the IRS in Rev. Ruling 2007-67 and updated by IRS Notice 2008-85 for distributions in the years 2009-2013.

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
NuStar GP, LLC Pension Plan
The Pension Plan is a qualified, non-contributory defined benefit pension plan established as of July 1, 2006 and designed to provide retirement income to our eligible employees.  The Pension Plan covers substantially all of NuStar GP, LLC’s employees and generally provides retirement income calculated under a defined benefit final average pay formula (FAP) based on years of service and compensation during their period of service.  Effective January 1, 2011, the FAP was frozen to new Pension Plan entrants and a defined benefit cash balance formula, based on age and service, was established.

Under an agreement between the companies, Valero Energy will pay pension benefits to eligible NuStar GP, LLC employees for their years of service with Valero Energy under the Valero Energy pension plan, and the employee’s highest annual salary will be determined with regard to service with NuStar GP, LLC after July 1, 2006 until the individual commences a benefit under the Valero Energy pension plan or terminates employment with NuStar GP, LLC. For more information about the Valero Energy Pension Plan, please see Valero Energy’s annual report on Form 10-K for the year ended December 31, 2012 and its annual proxy statement. The Pension Plan is intended to be a qualified plan under, and subject to, relevant provisions of the Code and the Employee Retirement Income Security Act of 1974, as amended (ERISA).
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

An eligible employee’s monthly pension under the Excess Pension Plan will be equal to (i) 1.6% of the employee’s average monthly compensation multiplied by the employee’s years of service less (ii) the employee’s Pension Plan benefit. Mr. Barron and Ms. Brown participate in the Excess Pension Plan in 2012.
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
Mr. Anastasio and Mr. Blank participate in the SERP.

NONQUALIFIED DEFERRED COMPENSATION
FOR YEAR ENDED DECEMBER 31, 2012
The following table provides additional information regarding contributions by NuStar GP, LLC and each of our NEOs under our non-qualified defined contribution and other deferred compensation plans during the year ended December 31, 2012. The table also presents each named executive officer’s withdrawals, earnings and year-end balances in such plans. Please see the descriptions of our Excess Thrift Plan and the Frozen Nonqualified 401(k) Plan above in “Compensation Discussion and Analysis- Post-Employment Benefits.”

Name	Executive Contributions in 2012 ($)(1)	Registrant Contributions in 2012 ($)(2)	Aggregate Earnings in 2012 ($)(3)	Aggregate Withdrawals/ Distributions ($)(4)	Aggregate Balance at December 31, 2012 ($)(5)
Anastasio	0	18,007	68,724	0	524,275
Barron	0	3,293	3,293	0	20,190
Blank	0	7,052	178,986	0	1,229,953
Brown	0	4,756	4,756	0	24,199
Comeau	0	0	0	0	0
Footnotes:

(1)	The executives made no contributions to these plans in 2012.

(2)
Amounts reported represent our contributions to our Excess Thrift Plan. All of the amounts included in this column are included within the amounts reported as “All Other Compensation” for 2012 in the Summary Compensation Table.

(3)	Amounts include the earnings (excluding dividends, if any), if any, of the executives’ respective account in (as applicable) our Excess Thrift Plan and our Frozen Nonqualified 401(k) Plan.

(4)	The executives made no withdrawals from and received no distributions under our plans in 2012.

(5)	Amounts include the aggregate balance, if any, of the executives’ respective account in (as applicable) our Excess Thrift Plan and our Frozen Nonqualified 401(k) Plan.

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
SEC regulations require us to disclose potential payments to an executive in connection with his or her termination or a change of control of NuStar. We have elected to use the following table to make the required disclosures. Except as noted, values assume that a change of control occurred on December 31, 2012, and that the executive’s employment was terminated on that date.
Under the change of control agreements, if an executive officer’s employment is terminated for “cause,” the officer will not receive any benefits or compensation other than any accrued salary or vacation pay that remained unpaid through the date of termination, and, therefore, there is no presentation of termination for “cause” below.

PAYMENTS UNDER CHANGE OF CONTROL SEVERANCE AGREEMENTS

Executive Benefits and Payments	Termination of Employment by the Company Other Than for “Cause” or Disability, or by the Executive for “Good Reason” (2)	Termination of Employment because of Death or Disability (3)	Termination by the Executive Other Than for “Good Reason” (4)	Continued Employment Following Change of Control (5)
Salary (1)
Anastasio	$1,610,700	$—	$—	$—
Barron	619,500	—	—	—
Blank	746,820	—	—	—
Brown	669,060	—	—	—
Comeau	770,000	—	—	—
Bonus (1)
Anastasio	$1,360,800	$453,600	$453,600	$—
Barron	348,600	174,300	174,300	—
Blank	427,600	213,800	213,800	—
Brown	383,200	191,600	191,600	—
Comeau	—	—	—	—
Pension, Excess Pension, and SERP Benefits
Anastasio	$1,047,545	$—	$—	$—
Barron	202,221	—	—	—
Blank	291,872	—	—	—
Brown	246,048	—	—	—
Comeau	—	—	—	—
Contributions under Defined Contribution Plans
Anastasio	$96,842	$—	$—	$—
Barron	37,170	—	—	—
Blank	44,809	—	—	—
Brown	40,144	—	—	—
Comeau	46,200	—	—	—
Health and Welfare Plan Benefits	(6)
Anastasio	$84,375	$—	$—	$—
Barron	31,116	—	—	—
Blank	55,681	—	—	—
Brown	36,861	—	—	—
Comeau	17,345	—	—	—

Executive Benefits and Payments	Termination of Employment by the Company Other Than for “Cause” or Disability, or by the Executive for “Good Reason” (2)	Termination of Employment because of Death or Disability (3)	Termination by the Executive Other Than for “Good Reason” (4)	Continued Employment Following Change of Control (5)
Accelerated Vesting of Unit Options (7)
Anastasio	$0	$0	$0	$0
Barron	0	0	0	0
Blank	0	0	0	0
Brown	0	0	0	0
Comeau	0	0	0	0
Accelerated Vesting of Restricted
Units (8)
Anastasio	$1,294,620	$1,294,620	$1,294,620	$1,294,620
Barron	451,093	451,093	451,093	451,093
Blank	551,603	551,603	551,603	551,603
Brown	494,680	494,680	494,680	494,680
Comeau	473,652	473,652	473,652	473,652
Accelerated Vesting of Performance Units (9)
Anastasio	$1,094,030	$1,094,030	$1,094,030	$1,094,030
Barron	393,450	393,450	393,450	393,450
Blank	481,044	481,044	481,044	481,044
Brown	431,257	431,257	431,257	431,257
Comeau	217,498	217,498	217,498	217,498
280G Tax Gross-Up (10)
Anastasio	$1,744,050	$—	$—	$—
Barron	637,795	—	—	—
Blank	0	—	—	—
Brown	0	—	—	—
Comeau	392,039	—	—	—
Totals
Anastasio	$8,832,972	$2,842,250	$2,842,250	$2,388,650
Barron	2,720,946	1,018,843	1,018,843	844,943
Blank	2,598,709	1,246,447	1,246,447	1,032,647
Brown	2,301,260	1,117,547	1,117,547	925,947
Comeau	1,916,734	691,150	691,150	691,150
Footnotes:

(1)
Per SEC regulations, for purposes of this analysis we assumed each executive’s compensation at the time of each triggering event to be as stated below. The listed salary is the executive’s actual annualized rate of pay as of December 31, 2012. The listed bonus amount represents the highest bonus earned by the executive in any of the fiscal years 2010, 2011 and 2012 (the three years prior to the assumed change of control):

Name	Annual Salary	Bonus
Anastasio	$536,900	$453,600
Barron	309,750	174,300
Blank	373,410	213,800
Brown	334,530	191,600
Comeau	385,000	—

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

(7)
The amounts stated in the table represent the gross value of previously unvested unit options derived by multiplying (x) the difference between (as applicable) $42.48 (the closing price of NuStar Energy L.P.’s units on the NYSE on December 31, 2012) or $27.69 (the closing price of NuStar GP Holdings, LLC’s units on the NYSE on December 31, 2012), and the options’ exercise prices, times (y) the number of unvested unit options.

(8)
The amounts stated in the table represent the gross value of previously unvested restricted units, derived by multiplying (x) the number of units whose restrictions lapsed because of the change of control, times (y) (as applicable) $42.48 (the closing price of NuStar Energy L.P.’s units on the NYSE on December 31, 2012) or $27.69 (the closing price of NuStar GP Holdings, LLC’s units on the NYSE on December 31, 2012).

(9)
The amounts stated in the table represent the product of (x) the number of performance units whose vesting was accelerated because of the change of control, times 200%, times (y) $42.48 (the closing price of NuStar Energy L.P.’s units on the NYSE on December 31, 2012).

(10)
If any payment or benefit is determined to be subject to an excise tax under Section 4999 of the Code, the executive is entitled to receive an additional payment to adjust for the incremental tax cost of the payment or benefit.

COMPENSATION OF DIRECTORS
DIRECTOR COMPENSATION (2012)
The following table provides a summary of compensation paid for the year ended December 31, 2012, to the Board. The table shows amounts earned by such persons for services rendered to NuStar GP, LLC in all capacities in which they served.

Name and Principal Position	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William E. Greehey	111,250	94,992	—	—	n/a	—	206,242
Curtis V. Anastasio	(2)	(2)	(2)	(2)	(2)	(2)	(2)
J. Dan Bates	87,750	69,982	—	—	n/a	—	157,732
Dan J. Hill	87,750	69,982	—	—	n/a	—	157,732
Stan L. McLelland	60,500	69,982	—	—	n/a	—	130,482
Rodman D. Patton	87,995	69,982	—	—	n/a	—	157,977

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

(3)
The amounts reported represent the grant date fair value for the grant of restricted NuStar Energy L.P. units for the fiscal year ended December 31, 2012. Please see “Compensation Discussion and Analysis- Impact of Accounting and Tax Treatment- Accounting Treatment” above in this item for more information.

As of December 31, 2012, each director holds the following aggregate number of restricted unit and option awards:

Name	Aggregate # of Restricted Units	Aggregate # of Unit Options
William E. Greehey	3,570	—
Curtis V. Anastasio	*	*
J. Dan Bates	2,606	—
Dan J. Hill	2,606	—
Stan L. McLelland	2,606	—
Rodman D. Patton	2,606	—

* Mr. Anastasio’s aggregate holdings are disclosed above in the Outstanding Equity Awards at December 31, 2012.
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

Compensation Committee
The Compensation Committee reviews and reports to the Board on matters related to compensation strategies, policies and programs, including certain personnel policies and policy controls, management development, management succession and benefit programs. The Compensation Committee also approves and administers NuStar Energy’s equity compensation plans and incentive bonus plan. The Board has adopted a written charter for the Compensation Committee. The members of the Compensation Committee are Dan J. Hill (Chairman), J. Dan Bates and Rodman D. Patton, none of whom is a current or former employee or officer of NuStar GP, LLC and each of whom have been determined by the Board to be "independent," as described below in Item 13. The Compensation Committee met five times in 2012.
Compensation Committee Interlocks and Insider Participation
There are no compensation committee interlocks. None of Mr. Hill, Mr. Bates or Mr. Patton has served as an officer or employee of NuStar GP, LLC. Furthermore, except for compensation arrangements disclosed in this annual report on Form 10-K, NuStar Energy has not participated in any contracts, loans, fees, awards or financial interests, direct or indirect, with any Compensation Committee member. In addition, none of NuStar Energy's management and no Board member is aware of any means, directly or indirectly, by which a Compensation Committee member could receive a material benefit from NuStar Energy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
DIRECTORS AND EXECUTIVE OFFICERS
The following table sets forth ownership of NuStar Energy L.P. units and NuStar GP Holdings, LLC units by directors and executive officers of NuStar GP, LLC as of December 31, 2012. Unless otherwise indicated in the notes to the table, each of the named persons and members of the group has sole voting and investment power with respect to the units shown:

Name of Beneficial Owner(a)	Units Beneficially Owned(b)	Units under Exercisable Options(c)	Percentage of Outstanding Units(d)	NuStar GP Holdings, LLC Units Beneficially Owned	NuStar GP Holdings, LLC Units under Exercisable Options	Percentage of Outstanding Units(e)
William E. Greehey	2,082,577	—	2.67%	7,947,479	—	18.65%
Curtis V. Anastasio	115,404	45,875	*	85,175	56,300	*
J. Dan Bates	15,685	—	*	2,000	—	*
Dan J. Hill	14,777	—	*	8,000	—	*
Stan McLelland	8,994	—	*	22,817	—	*
Rodman D. Patton	24,732	—	*	15,000	—	*
Bradley C. Barron	19,301	5,335	*	13,797	35,000	*
Steven A. Blank	45,699	27,925	*	51,420	41,000	*
Mary Rose Brown	39,186	1,700	*	62,261	35,000	*
Douglas W. Comeau	14,005	—		5,405	—
Thomas R. Shoaf	11,575	4,825	*	7,314	25,700	*
All directors and officers as a group (11)	2,391,935	85,660	3.18%	8,220,668	193,000	19.74%

* Indicates that the percentage of beneficial ownership does not exceed 1% of the class.
(a)

(a)	The business address for all beneficial owners listed above is 19003 IH-10 West, San Antonio, Texas 78257.

(b)
This column includes units issued under NuStar Energy's long-term incentive plans. Restricted units granted under NuStar GP, LLC's long-term incentive plans are rights to receive NuStar Energy L.P. units upon vest and, as such, may not be disposed of or voted until vested. The column does not include units that could be acquired under options, which information is set forth in the next column.

(c)	This column discloses units that may be acquired within 60 days of December 31, 2012 through the exercise of unit options.

(d)
As of December 31, 2012, 77,886,078 NuStar Energy L.P. units were issued and outstanding. There are no classes of equity securities of NuStar Energy outstanding other than the units. The calculation for Percentage of Outstanding units includes units listed under the captions “Units Beneficially Owned” and “Units under Exercisable Options.”

(e)
As of December 31, 2012, 42,605,171 NuStar GP Holdings, LLC's units were issued and outstanding. There are no classes of equity securities of NuStar GP Holdings, LLC outstanding other than the units. The calculation for Percentage of Outstanding Units includes units listed under the captions “NuStar GP Holdings, LLC Units Beneficially Owned” and “NuStar GP Holdings, LLC Units under Exercisable Options.”

Except as otherwise indicated, the following table sets forth certain information as of December 31, 2012 with respect to each entity known to us to be the beneficial owner of more than 5% of our outstanding units.

Name and Address of Beneficial Owner	Units	Percentage of Units (2)
NuStar GP Holdings(1) 19003 IH-10 West San Antonio, Texas 78257	10,351,491	13.3%

(1)
NuStar GP Holdings owns the units through its wholly owned subsidiaries, NuStar GP, LLC and Riverwalk Holdings, LLC. NuStar GP Holdings controls voting and investment power of the units through these wholly owned subsidiaries.

(2)	Assumes 77,886,078 units outstanding.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information about NuStar GP, LLC’s equity compensation plans, which are described in further detail in Note 19 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data:”

Plan categories	Number of Securities to be issued upon exercise of outstanding unit options, warrants and rights(1)	Weighted-Average exercise price of outstanding unit options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity Compensation Plans approved by security holders	1,680,827	$53.73	1,569,173
Equity Compensation Plans not approved by security holders	442,958	$50.20	227,042(2)

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

(2)
As of December 31, 2012, options to purchase 765 NuStar Energy L.P. units remained available for grant under the 2002 Unit Option Plan. As of December 31, 2012, 226,277 units remained available for grant under the 2003 Employee Unit Incentive Plan.

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
On April 24, 2008, the independent directors of NuStar GP, LLC approved the adoption of a Services Agreement, effective January 1, 2008, between NuStar GP, LLC and NuStar Energy (the Services Agreement). The Services Agreement provides that NuStar GP, LLC will furnish all services necessary for the conduct of the business of NuStar Energy, and NuStar Energy will reimburse NuStar GP, LLC for all payroll and related benefit costs, including pension and unit-based compensation costs, other than the expenses allocated to NuStar Holdings (the Holdco Services Expense). The Holdco Services Expense is equal to $1.1 million (as adjusted), plus 1.0% of NuStar GP, LLC’s domestic employee bonus and unit compensation expense for the applicable fiscal year. For fiscal year 2012, the Holdco Services Expense was equal to $1.3 million. The Holdco Services Expense is subject to adjustment (a) by an annual amount equal to NuStar GP, LLC’s annual merit increase percentage for the most recently completed contract year and (b) for changed levels of services due to expansion of operations through, among other things, expansion of operations, acquisitions or the construction of new businesses or assets. On December 31, 2012, the Services Agreement automatically renewed for a two-year term and will continue to renew automatically for two-year terms unless terminated by either party on six months’ written notice.
John D. Greehey, a NuStar employee, is the son of William E. Greehey, the Chairman of our Board. As such, he is deemed to be a “related person” under Item 404(a) of the SEC’s Regulation S-K. Mr. J. Greehey is a Vice President of a subsidiary of NuStar Energy L.P., NuStar Marketing LLC. In 2012, Mr. J. Greehey did not attend any Board or Committee meetings. The aggregate value of compensation paid by NuStar to Mr. J. Greehey in 2012 was less than $500,000. There were no material differences between the compensation paid to Mr. J. Greehey and the compensation paid to any other employees who hold analogous positions.
Michael T. Stone, a NuStar employee, is the brother-in-law of Mary Rose Brown, one of our NEOs. As such, he is deemed to a “related person” under Item 404(a) of the SEC’s Regulation S-K. Mr. Stone is a Vice President of a subsidiary of NuStar Energy L.P., NuStar Marketing LLC. In 2012, Mr. Stone did not attend any Board or Committee meetings. The aggregate value of compensation paid by NuStar to Mr. Stone in 2012 was less than $500,000. There were no material differences between the compensation paid to Mr. Stone and the compensation paid to any other employees who hold analogous positions.
RIGHTS OF NUSTAR GP HOLDINGS
Due to its ownership of NuStar GP, LLC and Riverwalk Holdings, LLC, as of December 31, 2012, NuStar GP Holdings

indirectly owned:

•	the 2% general partner interest in NuStar Energy, through its indirect 100% ownership interest in Riverwalk Logistics, L.P.;

•	100% of the incentive distribution rights issued by us, which entitle NuStar GP Holdings to receive increasing percentages of the cash we distribute, currently at the maximum percentage of 23%; and

•	10,351,491 NuStar Energy L.P. units representing 13% of the issued and outstanding NuStar Energy common units.
Certain of our officers are also officers of NuStar GP Holdings. Our Chairman, William E. Greehey, is also the Chairman of Board and owns 18.7% of NuStar GP Holdings. NuStar GP Holdings appoints NuStar GP, LLC’s directors. NuStar GP, LLC’s board is responsible for overseeing NuStar GP, LLC’s role as the owner of the general partner of NuStar Energy. NuStar GP Holdings must also approve matters that have or would have reasonably expected to have a material effect on NuStar GP Holdings’ interests as one of our major unitholders.
NuStar Energy’s partnership agreement requires that NuStar GP, LLC maintain a Conflicts Committee, composed entirely of independent directors, to review and resolve certain potential conflicts of interest between Riverwalk Logistics, L.P. and its affiliates, on one hand, and NuStar Energy, on the other hand.

DIRECTOR INDEPENDENCE
Our business is managed under the direction of the Board of NuStar GP, LLC, the general partner of Riverwalk Logistics, L.P., the general partner of NuStar Energy. The Board conducts its business through meetings of the Board and its committees. During 2012, the Board held seven meetings. No member of the Board attended less than 75% of the meetings of the Board and committees of which he was a member.
In 2012, the Board had standing Audit and Compensation Committees. In 2013, the Board established a standing Nominating/Governance & Conflicts Committee. Each committee has a written charter. The committees of the Board and the number of meetings held by the committees in 2012 are described below.
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
William E. Greehey, Chairman of the Board, retired as CEO of Valero Energy at the end of 2005. He remained Chairman of Valero Energy’s board of directors until January 2007. Mr. Greehey also serves as the Chairman of the NuStar GP Holdings board of directors and owns 18.7% of NuStar GP Holdings.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
KPMG FEES FOR FISCAL YEAR 2012
Audit Fees
The aggregate fees for fiscal year 2012 for professional services rendered by KPMG for the audit of the annual financial statements for the year ended December 31, 2012 included in this Form 10-K, review of NuStar Energy’s interim financial statements included in NuStar Energy’s 2012 Forms 10-Q, the audit of the effectiveness of NuStar Energy’s internal control over financial reporting as of December 31, 2012 and related services that are normally provided by the principal auditor (e.g., comfort letters and assistance with review of documents filed with the SEC) were $2,509,000.
Audit-related Fees
The aggregate fees for the fiscal year 2012 for assurance and related services rendered by KPMG that are reasonably related to the performance of the audit or review of NuStar Energy’s financial statements and not reported in the preceding caption were $98,000.

Tax Fees
The aggregate fees for the fiscal year 2012 for professional services rendered by KPMG for tax compliance, tax advice and tax planning were $0.
All Other Fees
The aggregate fees for the fiscal year 2012 for services rendered by KPMG, other than the services reported under the preceding captions, were $0.
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
None of the services (described above) for 2011 or 2012 provided by KPMG were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following consolidated financial statements of NuStar Energy L.P. and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

Management’s Report on Internal Control over Financial Reporting
Reports of independent registered public accounting firm (KPMG LLP)
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

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

4.16
Indenture, dated as of January 22, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to Subordinated Debt Securities

NuStar Energy L.P.’s Current Report on Form 8-K filed January 22, 2013 (File No. 001-16417), Exhibit 4.1

4.17
First Supplemental Indenture, dated as of January 22, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Parent Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Trustee
NuStar Energy L.P.’s Current Report on Form 8-K filed January 22, 2013 (File No. 001-16417), Exhibit 4.2

10.01
5-Year Revolving Credit Agreement, dated as of May 2, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Suntrust Bank, Mizuho Corporate Bank, Ltd., as Co-Syndication Agents, and Wells Fargo Bank, National Association, Barclays Bank PLC, as Co-Documentation Agents, and J.P. Morgan Securities Inc., Suntrust Robinson Humphrey, Inc., Mizuho Corporate Bank, Ltd., Wells Fargo Securities, LLC and Barclays Bank PLC as Joint Bookrunners and Joint Lead Arrangers

NuStar Energy L.P.’s Current Report on Form 8-K filed May 8, 2012 (File No. 001-16417), Exhibit 10.01

10.02
First Amendment to 5-Year Revolving Credit Agreement, dated as of June 29, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto

NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012 (File No. 001-16417), Exhibit 10.01

10.03
Second Amendment to 5-Year Revolving Credit Agreement, dated as of November 30, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
*

10.04
Third Amendment to 5-Year Revolving Credit Agreement, dated as of January 11, 2013, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
*

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.05	NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, amended and restated as of April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-16417), Exhibit 10.03

+10.06	Form of Unit Option Agreement under the Valero GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan. as amended	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.11

+10.07	NuStar GP, LLC Amended and Restated 2002 Unit Option Plan, amended and restated as of April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-16417), Exhibit 10.02

+10.08	NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of May 1, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed May 10, 2011 (File No. 001-16417), Exhibit 10.01

+10.09	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.03

+10.10	Form of Unit Option Award Agreement under the Valero GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.02

+10.11	Form of Restricted Unit Award Agreement under the Valero GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.03

+10.12	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed October 29, 2007 (File No. 001-16417), Exhibit 10.03

+10.13	Form of 2010 Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 5, 2011(File No. 001-16417), Exhibit 10.03

+10.14	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-16417), Exhibit 10.2

+10.15	Form of Performance Unit Agreement under the Valero GP, LLC 2000 Amended and Restated Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 27, 2006 (File No. 001-16417), Exhibit 10.02

+10.16	Form of Amended and Restated Performance Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed December 8, 2009 (File No. 001-16417), Exhibit 10.02

+10.17	Omnibus Amendment to Form of Amended and Restated Performance Unit Agreements under the NuStar GP LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed February 2, 2010 (File No. 001-16417), Exhibit 10.03

+10.18	Form of Performance Unit Agreement under the Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16417), Exhibit 10.11

+10.19	Form of Waiver Related to Certain Performance Units under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-16417), Exhibit 10.3

+10.20	Form of Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed October 29, 2007 (File No. 001-16417), Exhibit 10.02

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.21	Form of Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.02

+10.22	Form of 2010 Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 5, 2011(File No. 001-16417), Exhibit 10.02

+10.23	Valero L.P. Annual Bonus Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.18

+10.24	Change of Control Severance Agreement by and among Valero GP, LLC, Valero L.P. and Curtis V. Anastasio, dated November 6, 2006.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.05

+10.25	Form of Change of Control Severance Agreement by and among Valero LP, Valero GP, LLC and each of the other executive officers of Valero GP, LLC, dated as of November 6, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.06

10.26	Non-Compete Agreement between Valero GP Holdings, LLC, Valero L.P., Riverwalk Logistics, L.P. and Valero GP, LLC, effective as of July 19, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.03

10.27	Services Agreement, effective January 1, 2008, between NuStar GP, LLC and NuStar Energy L.P.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008 (File No. 001-16417), Exhibit 10.01

+10.28	NuStar Excess Pension Plan, amended and restated effective as of January 1, 2008	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.29

+10.29	NuStar Excess Thrift Plan, amended and restated effective as of January 1, 2008	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.30

+10.30	NuStar Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.31

+10.31	Shamrock Logistics GP, LLC Year 2001 Annual Incentive Plan	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.4

+10.32	Shamrock Logistics GP, LLC Intermediate Incentive Compensation Plan	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.9

10.33	Amended and Restated Aircraft Time Sharing Agreement, dated as of September 4, 2009, between NuStar Logistics, L.P. and William E. Greehey	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16417), Exhibit 10.24

10.34
Crude Oil Sales Agreement between NuStar Marketing LLC and PDVSA-Petróleo S.A., an affiliate of Petróleos de Venezuela S.A., the national oil company of the Bolivarian Republic of Venezuela, dated effective as of March 1, 2008
NuStar Energy L.P.’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-16417), Exhibit 10.1

10.35	Lease Agreement Between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of July 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed July 21, 2010 (File No. 001-16417), Exhibit 10.01

Exhibit Number	Description	Incorporated by Reference to the Following Document

10.36	Letter of Credit Agreement dated June 5, 2012 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent	NuStar Energy L.P.’s Current Report on Form 8-K filed June 12, 2012 (File No. 001-16417), Exhibit 10.01

10.37
First Amendment to Letter of Credit Agreement, dated as of June 29, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012 (File No. 001-16417), Exhibit 10.02

10.38	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of December 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-16417), Exhibit 10.01

10.39	Application for Letter of Credit and Reimbursement Agreement between JPMorgan Chase Bank, N.A. and NuStar Logistics, L.P. dated as of December 29, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-16417), Exhibit 10.02

10.40	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of August 1, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed August 10, 2011 (File No. 001-16417), Exhibit 10.01

10.41	Application for Letter of Credit and Reimbursement Agreement between JPMorgan Chase Bank, N.A. and NuStar Logistics, L.P. dated as of August 9, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed August 10, 2011 (File No. 001-16417), Exhibit 10.02

10.42	Equity Distribution Agreement, dated May 23, 2011 by and among NuStar Energy L.P., Riverwalk Logistics, L.P., NuStar GP, LLC, and Citigroup Global Markets Inc.	NuStar Energy L.P.’s Current Report on Form 8-K filed May 23, 2011 (File No. 001-16417), Exhibit 1.1

10.43
Purchase and Sale Agreement by and among NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar Asphalt LLC and Asphalt Acquisition LLC dated as of July 3, 2012
NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012 (File No. 001-16417), Exhibit 10.01

10.44	Letter Agreement by and among Asphalt Acquisition LLC, NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC and NuStar Asphalt LLC dated August 2, 2012	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2012 (File No. 001-16417), Exhibit 10.02

10.45
Amendment No. 1 to Purchase and Sale Agreement dated as of September 28, 2012 by and among NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar GP, LLC, NuStar Asphalt LLC and Asphalt Acquisition LLC
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2012 (File No. 001-16417), Exhibit 10.03

12.01	Statement of Computation of Ratio of Earnings to Fixed Charges	*

14.01	Code of Ethics for Senior Financial Officers	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2003 (File No. 001-16417), Exhibit 14.1

21.01	List of subsidiaries of NuStar Energy L.P.	*

23.01	Consent of KPMG LLP dated March 1, 2013	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

Exhibit Number	Description	Incorporated by Reference to the Following Document
31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

99.01	Audit Committee Pre-Approval Policy	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

*	Filed herewith.

**	Submitted electronically herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(c) of Form 10-K.
Copies of exhibits filed as a part of this Form 10-K may be obtained by unitholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct inquiries to Corporate Secretary, NuStar Energy L.P., 19003 IH-10 West, San Antonio, Texas 78257.

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
March 1, 2013

By:	/s/ Steven A. Blank
Steven A. Blank
Executive Vice President, Chief Financial Officer and Treasurer
March 1, 2013

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Senior Vice President and Controller
March 1, 2013

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

Signature	Title	Date

/s/ William E. Greehey	Chairman of the Board	March 1, 2013
William E. Greehey

/s/ Curtis V. Anastasio	President, Chief Executive	March 1, 2013
Curtis V. Anastasio	Officer and Director (Principal Executive Officer)

/s/ Steven A. Blank	Executive Vice President,	March 1, 2013
Steven A. Blank	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Thomas R. Shoaf	Senior Vice President and Controller	March 1, 2013
Thomas R. Shoaf	(Principal Accounting Officer)

/s/ J. Dan Bates	Director	March 1, 2013
J. Dan Bates

/s/ Dan J. Hill	Director	March 1, 2013
Dan J. Hill

Director
Stan McLelland

Director
Rodman D. Patton