Form 10-Q
period 2013-03-31
NuStar Energy L.P.
filed 2013-05-08
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of April 30, 2013 was 77,886,078.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$116,513	$83,602
Accounts receivable, net of allowance for doubtful accounts of $837 and $808 as of March 31, 2013 and December 31, 2012, respectively	336,759	387,943
Receivable from related parties	89,366	109,833
Inventories	227,626	173,228
Income tax receivable	1,186	1,265
Other current assets	46,351	65,238
Assets held for sale	2,847	118,334
Total current assets	820,648	939,443
Property, plant and equipment, at cost	4,319,606	4,287,859
Accumulated depreciation and amortization	(1,080,051)	(1,049,399)
Property, plant and equipment, net	3,239,555	3,238,460
Intangible assets, net	88,935	92,435
Goodwill	950,586	951,024
Investment in joint ventures	87,572	102,945
Deferred income tax asset	3,832	3,108
Note receivable from related party	159,200	95,711
Other long-term assets, net	196,702	189,963
Total assets	$5,547,030	$5,613,089
Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$282,245	$286,422
Accounts payable	428,843	397,633
Payable to related party	11,758	1,408
Accrued interest payable	30,538	23,741
Accrued liabilities	80,401	124,203
Taxes other than income tax	7,772	9,893
Income tax payable	4,813	2,671
Total current liabilities	846,370	845,971
Long-term debt, less current portion	2,136,072	2,124,582
Long-term payable to related party	18,806	18,071
Deferred income tax liability	30,288	32,114
Other long-term liabilities	6,314	7,356
Commitments and contingencies (Note 5)
Partners’ equity:
Limited partners (77,886,078 common units outstanding as of March 31, 2012 and December 31, 2012)	2,501,684	2,573,263
General partner	56,301	57,986
Accumulated other comprehensive loss	(60,968)	(58,865)
Total NuStar Energy L.P. partners’ equity	2,497,017	2,572,384
Noncontrolling interest	12,163	12,611
Total partners’ equity	2,509,180	2,584,995
Total liabilities and partners’ equity	$5,547,030	$5,613,089
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Service revenues:
Third parties	$225,272	$209,022
Related party	2,011	697
Total service revenues	227,283	209,719
Product sales	772,427	1,399,686
Total revenues	999,710	1,609,405
Costs and expenses:
Cost of product sales	752,254	1,354,530
Operating expenses:
Third parties	84,583	88,337
Related party	32,991	36,777
Total operating expenses	117,574	125,114
General and administrative expenses:
Third parties	8,710	8,018
Related party	18,784	19,149
Total general and administrative expenses	27,494	27,167
Depreciation and amortization expense	42,926	43,575
Total costs and expenses	940,248	1,550,386
Operating income	59,462	59,019
Equity in (loss) earnings of joint ventures	(11,143)	2,386
Interest expense, net	(31,235)	(21,377)
Interest income from related party	1,122	—
Other income, net	368	1,367
Income from continuing operations before income tax expense	18,574	41,395
Income tax expense	2,536	3,443
Income from continuing operations	16,038	37,952
Income (loss) from discontinued operations, net of tax	8,366	(11,698)
Net income	24,404	26,254
Less net loss attributable to noncontrolling interest	(161)	(97)
Net income attributable to NuStar Energy L.P.	$24,565	$26,351
Net income (loss) per unit applicable to limited partners:
Continuing operations	$0.06	$0.39
Discontinued operations	0.11	(0.16)
Total (Note 10)	$0.17	$0.23
Weighted-average limited partner units outstanding	77,886,078	70,756,078

Comprehensive income (loss)	$22,014	$(10,772)
Less comprehensive (loss) income attributable to noncontrolling interest	(448)	1,022
Comprehensive income (loss) attributable to NuStar Energy L.P.	$22,462	$(11,794)
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$24,404	$26,254
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	42,926	44,681
Amortization of debt related items	(1,173)	(2,912)
Gain from sale or disposition of assets	(9,204)	(137)
Deferred income tax benefit	(1,192)	(1,042)
Equity in loss (earnings) of joint ventures	11,143	(2,386)
Distributions of equity in earnings of joint ventures	4,652	—
Changes in current assets and current liabilities (Note 11)	73,586	(76,458)
Other, net	(742)	2,387
Net cash provided by (used in) operating activities	144,400	(9,613)
Cash Flows from Investing Activities:
Reliability capital expenditures	(5,742)	(6,805)
Strategic capital expenditures	(46,822)	(93,479)
Investment in other long-term assets	—	(94)
Proceeds from the San Antonio Refinery Sale	112,715	—
Increase in note receivable from related party	(63,489)	—
Other, net	220	164
Net cash used in investing activities	(3,118)	(100,214)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	334,226	454,118
Proceeds from short-term debt borrowings	—	56,430
Proceeds from note offering, net of issuance costs	391,217	247,408
Long-term debt repayments	(718,205)	(453,944)
Short-term debt repayments	(577)	(56,430)
Distributions to unitholders and general partner	(98,051)	(89,076)
Payments for termination of interest rate swaps	(16,255)	(25,358)
Other, net	76	(3,228)
Net cash (used in) provided by financing activities	(107,569)	129,920
Effect of foreign exchange rate changes on cash	(802)	106
Net increase in cash and cash equivalents	32,911	20,199
Cash and cash equivalents as of the beginning of the period	83,602	17,497
Cash and cash equivalents as of the end of the period	$116,513	$37,696
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 15.0% total interest in us as of March 31, 2013.
We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: storage, pipeline and fuels marketing.
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

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2013 and 2012 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

New Accounting Pronouncements
Balance Sheet Offsetting. In December 2011, the Financial Accounting Standards Board (FASB) amended the disclosure requirements about offsetting assets and liabilities. The amended guidance requires new disclosures to enable users of financial statements to reconcile differences in the offsetting requirements under U.S. GAAP and International Financial Reporting Standards. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB further amended and clarified the scope of balance sheet offsetting disclosure requirements. The amended guidance limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. The disclosures are required irrespective of whether the transactions are offset in the consolidated balance sheets. The amended guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013, and retrospective application is required. Accordingly, we adopted the amended guidance January 1, 2013, and it did not have a material impact on our disclosures.

Other Comprehensive Income. In February 2013, the FASB further amended the disclosure requirements for the presentation of comprehensive income. The amended guidance requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The amended guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. Accordingly, we adopted the amended guidance January 1, 2013, and it did not have a material impact on our disclosures.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. DISPOSITIONS

San Antonio Refinery
On January 1, 2013, we sold our fuels refinery in San Antonio, Texas (the San Antonio Refinery) and related assets, which included inventory, a terminal in Elmendorf, Texas and a pipeline connecting the terminal and refinery for approximately $117.0 million (the San Antonio Refinery Sale). We have presented the results of operations for the San Antonio Refinery and related assets, previously reported in the fuels marketing and pipeline segments, as discontinued operations for all periods presented, none of which were attributable to the noncontrolling interest. For the three months ended March 31, 2012, we allocated interest expense of $1.0 million to discontinued operations based on the ratio of net assets sold to consolidated net assets. We recognized a gain of $9.2 million on the sale, which is included in discontinued operations for the three months ended March 31, 2013.

The following table summarizes the results from discontinued operations:

	Three Months Ended March 31,
	2013	2012
	(Thousands of Dollars)
Revenues	$185	$126,287

Income (loss) before income tax expense	$8,366	$(11,670)

As of December 31, 2012, we reclassified the assets related to the San Antonio Refinery as “Assets held for sale” on the consolidated balance sheet. The liabilities held for sale related to the San Antonio Refinery are included within “Accrued liabilities” on the consolidated balance sheet. The total assets and liabilities held for sale consisted of the following:

December 31, 2012
(Thousands of Dollars)
Inventories	$15,939
Property, plant and equipment, net	93,899
Other long-term assets, net	5,650
Assets held for sale	$115,488

Accrued liabilities (environmental reserve)	$289
Other long-term liabilities (environmental reserve)	7,621
Liabilities held for sale	$7,910

3. INVENTORIES

Inventories consisted of the following:

	March 31, 2013	December 31, 2012
	(Thousands of Dollars)
Crude oil	$973	$447
Finished products	218,631	164,894
Materials and supplies	8,022	7,887
Total	$227,626	$173,228

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. DEBT

Revolving Credit Agreement
During the three months ended March 31, 2013, we borrowed an aggregate $330.0 million under our $1.5 billion five-year revolving credit agreement (the 2012 Revolving Credit Agreement) to fund our capital expenditures and repay our $229.9 million 6.05% senior notes due March 15, 2013. Additionally, we repaid $488.3 million of the outstanding borrowings under the 2012 Revolving Credit Agreement during the three months ended March 31, 2013. The 2012 Revolving Credit Agreement bears interest, at our option, based on either an alternative base rate or a LIBOR-based rate. The interest rate on the 2012 Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or subsequently upgraded) by certain credit rating agencies. As of March 31, 2013, our weighted average interest rate was 2.2%, which reflects current interest rate adjustments, including a credit rating downgrade by Moody’s Investor Service (Moody’s) in January 2013.

The 2012 Revolving Credit Agreement contains customary restrictive covenants, including requiring us to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2012 Revolving Credit Agreement) not to exceed 5.00-to-1.00. However, if we consummate an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00 for two rolling periods. As of March 31, 2013, our consolidated debt coverage ratio could not exceed 5.50-to-1.00, as a result of our acquisition of certain crude oil assets from TexStar Midstream Services, LP and certain of its affiliates for approximately $325.0 million in December 2012. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the 2012 Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of March 31, 2013, our consolidated debt coverage ratio was 4.3x, and we had $902.1 million available for borrowing.

NuStar Logistics’ 6.05% Senior Notes
In March 2013, we repaid the $229.9 million of 6.05% senior notes due March 15, 2013 with borrowings under our 2012 Revolving Credit Agreement.

7.625% Fixed-to-Floating Rate Subordinated Notes
On January 22, 2013, NuStar Logistics issued $402.5 million of 7.625% fixed-to-floating rate subordinated notes due January 15, 2043 (the Subordinated Notes), including the underwriters’ option to purchase up to an additional $52.5 million principal amount of the notes, which was exercised in full. We received proceeds of approximately $391.2 million, net of $11.3 million of deferred issuance costs, which were used for general partnership purposes, including repayment of outstanding borrowings under our 2012 Revolving Credit Agreement. The Subordinated Notes are fully and unconditionally guaranteed on an unsecured and subordinated basis by NuStar Energy and NuPOP.
The Subordinated Notes bear interest at a fixed annual rate of 7.625%, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on April 15, 2013 and ending on January 15, 2018. Thereafter, the Subordinated Notes will bear interest at an annual rate equal to the sum of the three-month LIBOR rate for the related quarterly interest period plus 6.734% payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing April 15, 2018, unless payment is deferred in accordance with the terms of the notes. NuStar Logistics may elect to defer interest payments on the Subordinated Notes on one or more occasions for up to five consecutive years. Deferred interest will accumulate additional interest at a rate equal to the interest rate then applicable to the Subordinated Notes until paid. If NuStar Logistics elects to defer interest payments, NuStar Energy cannot declare or make cash distributions to its unitholders during the period interest is deferred.
The Subordinated Notes do not have sinking fund requirements and are subordinated to existing senior unsecured indebtedness of NuStar Logistics and NuPOP. The Subordinated Notes do not contain restrictions on NuStar Logistics’ ability to incur additional indebtedness, including debt that ranks senior in priority of payment to the notes. In addition, the Subordinated Notes do not limit NuStar Logistics’ ability to incur indebtedness secured by certain liens or to engage in certain sale-leaseback transactions. At the option of NuStar Logistics, the Subordinated Notes may be redeemed in whole or in part at any time at a redemption price, which may include a make-whole premium, plus accrued and unpaid interest to the redemption date.

Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, Louisiana issued, pursuant to the Gulf Opportunity Zone Act of 2005, tax-exempt revenue bonds (GoZone Bonds) associated with our St. James, Louisiana terminal expansions. The GoZone Bonds bear interest based on a weekly tax-exempt bond market interest rate, and we pay interest monthly. The interest rate was 0.1% as of March 31, 2013. Following the issuance, the proceeds were deposited with a trustee and are disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansions. We include the amount remaining in trust in

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

“Other long-term assets, net,” and we include the amount of bonds issued in “Long-term debt, less current portion” on the consolidated balance sheets. For the three months ended March 31, 2013, we received $4.2 million from the trustee. As of March 31, 2013, the amount remaining in trust totaled $122.3 million.

Port Authority of Corpus Christi Note Payable
In February 2013, we repaid the remaining principal balance of $0.6 million on our $12.0 million note payable due to the Port of Corpus Christi Authority of Nueces County, Texas.

Other
In January 2013, Moody’s lowered our credit rating to Ba1 from Baa3. This downgrade caused the interest rates on the 2012 Revolving Credit Agreement, NuStar Terminals Limited’s £21 million amended and restated term loan agreement and NuStar Logistics’ $350.0 million of 7.65% senior notes due 2018 to increase by 0.375%, 0.375% and 0.25%, respectively, effective January 2013. This downgrade may also require us to provide additional credit support for certain contracts.

5. COMMITMENTS AND CONTINGENCIES

Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of March 31, 2013, we have accrued $0.5 million for contingent losses. The amount that will ultimately be paid related to these matters may differ from the recorded accruals, and the timing of such payments is uncertain. In addition, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

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

Commodity Derivatives. We base the fair value of certain of our commodity derivative instruments on quoted prices on an exchange; accordingly, we include these items in Level 1 of the fair value hierarchy. We also have derivative instruments for which we determine fair value using industry pricing services and other observable inputs, such as quoted prices on an exchange for similar derivative instruments. Therefore, we include these derivative instruments in Level 2 of the fair value hierarchy. See Note 7. Derivatives and Risk Management Activities for a discussion of our derivative instruments.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following assets and liabilities are measured at fair value:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$264	$—	$—	$264
Commodity derivatives	—	7,753	—	7,753
Other long-term assets, net:
Commodity derivatives	—	8,802	—	8,802
Accrued liabilities:
Product imbalances	(183)	—	—	(183)
Commodity derivatives	(3,097)	(15,644)	—	(18,741)
Interest rate swaps	—	(19,968)	—	(19,968)
Other long-term liabilities:
Commodity derivatives	—	(506)	—	(506)
Total	$(3,016)	$(19,563)	$—	$(22,579)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$1,232	$—	$—	$1,232
Commodity derivatives	1,001	8,357	—	9,358
Other long-term assets, net:
Commodity derivatives	—	9,206	—	9,206
Accrued liabilities:
Product imbalances	(1,686)	—	—	(1,686)
Commodity derivatives	—	(19,210)	—	(19,210)
Interest rate swaps	—	(40,911)	—	(40,911)
Total	$547	$(42,558)	$—	$(42,011)

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, the note receivable from related party, payables and debt in our consolidated balance sheets at their carrying amount. The fair values of these financial instruments, except for our note receivable from related party and debt, approximate their carrying amounts. The estimated fair value and carrying amounts of our note receivable from related party and debt were as follows:

	March 31, 2013		December 31, 2012
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(Thousands of Dollars)
Debt	$2,448,108	$2,418,317	$2,377,120	$2,411,004
Note receivable from related party	$115,379	$159,200	$91,705	$95,711

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We estimated the fair value of the note receivable using discounted cash flows, which use inputs such as time to maturity and estimated market interest rates, and determined the fair value falls in Level 3 of the fair value hierarchy. See Note 8. Related Party Transactions for additional information on the NuStar JV Facility.

7. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES

We utilize various derivative instruments to manage our exposure to commodity price risk and interest rate risk. Our risk management policies and procedures are designed to monitor interest rates, futures and swap positions and over-the-counter positions, as well as physical volumes, grades, locations and delivery schedules, to help ensure that our hedging activities address our market risks. Our risk management committee oversees our trading controls and procedures and certain aspects of commodity and trading risk management. Our risk management committee also reviews all new commodity and trading risk management strategies in accordance with our risk management policy, as approved by our board of directors.
Interest Rate Risk
We are a party to certain interest rate swap agreements to manage our exposure to changes in interest rates, which include forward-starting interest rate swap agreements related to forecasted probable debt issuances in 2013. We entered into these swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. These swaps qualified, and we designated them, as cash flow hedges. In connection with the maturity of the 6.05% senior notes due March 15, 2013, we terminated forward-starting interest rate swap agreements with an aggregate notional amount of $125.0 million. We paid $16.3 million in connection with the terminations, which we will amortize into “Interest expense, net” over the lives of forecasted probable debt issuances. As of March 31, 2013 and December 31, 2012, the total aggregate notional amount of forward-starting interest rate swaps is $150.0 million and $275.0 million, respectively.

Commodity Price Risk
We are exposed to market risks related to the volatility of crude oil and refined product prices. In order to reduce the risk of commodity price fluctuations with respect to our crude oil and finished product inventories and related firm commitments to purchase and/or sell such inventories, we utilize commodity futures and swap contracts, which qualify, and we designate as, fair value hedges. Derivatives that are intended to hedge our commodity price risk, but fail to qualify as fair value or cash flow hedges, are considered economic hedges, and we record associated gains and losses in net income. Changes in the fair values are recorded in net income.

To determine the volume represented by commodity contracts, we combined the volume of our long and short open positions on an absolute basis, which totaled 23.6 million barrels and 18.4 million barrels as of March 31, 2013 and December 31, 2012, respectively.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Commodity contracts	Other current assets	$—	$1,471	$—	$(811)
Commodity contracts	Accrued liabilities	182	—	(1,446)	—
Interest rate swaps	Accrued liabilities	—	—	(19,968)	(40,911)
Total		182	1,471	(21,414)	(41,722)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	12,019	22,269	(4,266)	(13,571)
Commodity contracts	Other long-term assets, net	23,867	39,322	(15,065)	(30,116)
Commodity contracts	Accrued liabilities	27,650	17,406	(45,127)	(36,616)
Commodity contracts	Other long-term liabilities	8,829	—	(9,335)	—
Total		72,365	78,997	(73,793)	(80,303)

Total Derivatives		$72,547	$80,468	$(95,207)	$(122,025)

Certain of our derivative instruments are eligible for offset in the consolidated balance sheets and subject to master netting arrangements. Under our master netting arrangements, there is a legally enforceable right to offset amounts, and we intend to settle such amounts on a net basis. The following are the net amounts presented on the consolidated balance sheets:

Commodity Contracts	March 31, 2013	December 31, 2012
	(Thousands of Dollars)
Net amounts of assets presented in the consolidated balance sheets	$16,555	$18,564
Net amounts of liabilities presented in the consolidated balance sheets	$(19,247)	$(19,210)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The earnings impact of our derivative activity was as follows:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Three months ended March 31, 2013:
Commodity contracts	Cost of product sales	$(1,276)	$1,636	$360

Three months ended March 31, 2012:
Interest rate swaps	Interest expense, net	$2,228	$(2,228)	$—
Commodity contracts	Cost of product sales	(2,587)	2,390	(197)
Total		$(359)	$162	$(197)

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Income Statement Location (a)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Thousands of Dollars)		(Thousands of Dollars)
Three months ended March 31, 2013:
Interest rate swaps	$4,687	Interest expense, net	$(487)	$—

Three months ended March 31, 2012:
Interest rate swaps	$3,298	Interest expense, net	$(423)	$—
Commodity contracts	(57,121)	Income (loss) from discontinued operations	(7,344)	4,010
Total	$(53,823)		$(7,767)	$4,010

(a)
Amounts are included in specified location for both the gain (loss) reclassified from accumulated other comprehensive income (OCI) into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion).

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Three months ended March 31, 2013:
Commodity contracts	Cost of product sales	$(6,827)
Commodity contracts	Operating expenses	(1)
Commodity contracts	Income (loss) from discontinued operations	(218)
Total		$(7,046)

Three months ended March 31, 2012:
Commodity contracts	Revenues	$510
Commodity contracts	Cost of product sales	4,161
Commodity contracts	Income (loss) from discontinued operations	(8,479)
Total		$(3,808)

For derivatives designated as cash flow hedging instruments, once a hedged transaction occurs, we reclassify the effective portion from accumulated OCI to “Cost of product sales” or “Interest expense, net.” As of March 31, 2013, we expect to reclassify a loss of $5.1 million to “Interest expense, net” within the next twelve months. The maximum length of time over

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

which we are hedging our exposure to the variability in future cash flows is approximately two months for our forward-starting interest rate swaps.

8. RELATED PARTY TRANSACTIONS

The following table summarizes information pertaining to related party transactions:

	Three Months Ended March 31,
	2013	2012
	(Thousands of Dollars)
Revenues	$2,011	$697
Operating expenses	$32,991	$36,777
General and administrative expenses	$18,784	$19,149
Interest income	$1,122	$—
Expenses included in discontinued operations, net of tax	$382	$2,175

NuStar GP, LLC
Our operations are managed by NuStar GP, LLC, the general partner of our general partner. Under a services agreement between NuStar Energy and NuStar GP, LLC, employees of NuStar GP, LLC perform services for our U.S. operations. Certain of our wholly owned subsidiaries employ persons who perform services for our international operations. Employees of NuStar GP, LLC provide services to both NuStar Energy and NuStar GP Holdings; therefore, we reimburse NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings.

We had a payable to NuStar GP, LLC of $11.8 million and $1.4 million as of March 31, 2013 and December 31, 2012, respectively, with both amounts representing payroll, employee benefit plan expenses and unit-based compensation. We also had a long-term payable to NuStar GP, LLC as of March 31, 2013 and December 31, 2012 of $18.8 million and $18.1 million, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits.

Asphalt JV
On September 28, 2012, we sold a 50% ownership interest in NuStar Asphalt LLC (Asphalt JV), previously a wholly owned subsidiary. Asphalt JV owns and operates the asphalt refining assets that were previously wholly owned by NuStar Energy, including asphalt refineries located in Paulsboro, New Jersey and Savannah, Georgia. Unless otherwise indicated, the term “Asphalt JV” is used in this report to refer to NuStar Asphalt LLC, to one or more of its consolidated subsidiaries or to all of them taken as a whole.

Financing Agreements and Credit Support. The NuStar JV Facility is an unsecured revolving credit facility provided by NuStar Energy to Asphalt JV in an aggregate principal amount not to exceed $250.0 million for a term of seven years. As of March 31, 2013 and December 31, 2012, our note receivable from Asphalt JV totaled $159.2 million and $95.7 million, respectively, under the NuStar JV Facility.

In addition, during the term of the NuStar JV Facility, NuStar Energy will provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million. As of March 31, 2013, NuStar Energy has provided guarantees for commodity purchases, lease obligations and certain utilities for Asphalt JV with an aggregate maximum potential exposure of $102.3 million. In addition, NuStar Energy has provided two guarantees to suppliers that do not specify a maximum amount, but for which we believe any amounts due would be minimal. A majority of these guarantees have no expiration date. As of March 31, 2013, NuStar Energy has also provided $9.2 million in letters of credit. In the event NuStar Energy must fund its obligation under these guarantees or letters of credit, that amount will be added to borrowings under the NuStar JV Facility, but it will not reduce the availability under the NuStar JV Facility.

Crude Oil Supply Agreement. We entered into a crude oil supply agreement with Asphalt JV (the Asphalt JV Crude Oil Supply Agreement) that commits Asphalt JV to purchase from us a minimum amount of crude oil in a given year. As of March 31, 2013 and December 31, 2012, we had a receivable from Asphalt JV of $82.3 million and $109.4 million, respectively, mainly associated with crude oil sales under the Asphalt JV Crude Oil Supply Agreement.

Variable Interest Entity. We determined the equity of Asphalt JV is not sufficient to finance its activities without additional subordinated support, including support provided by us as described above. Therefore, we determined Asphalt JV is a variable

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

interest entity (VIE). We analyzed our relationship with Asphalt JV, including our representation on the board of members, our equity interests and our rights under the various agreements with Asphalt JV and determined that we do not have the power to direct the activities most significant to the economic performance of Asphalt JV. As a result, we are not the primary beneficiary of Asphalt JV, and we report our 50% ownership in Asphalt JV using the equity method of accounting. Therefore, we have presented our investment in Asphalt JV within “Investment in joint ventures” on the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

Our maximum exposure to loss as a result of our involvement with Asphalt JV is approximately $507.1 million, which consists of: (i) our investment in Asphalt JV of $24.8 million as of March 31, 2013; (ii) up to $250.0 million under the NuStar JV Facility; (iii) up to $150.0 million for credit support, including guarantees; and (iv) a receivable from Asphalt JV of $82.3 million as of March 31, 2013.

Other
As of March 31, 2013, we had a receivable of $7.0 million from our 50% joint venture in ST Linden Terminals, LLC.

9. PARTNERS’ EQUITY

Partners’ Equity Activity
The following table summarizes changes in the carrying amount of equity attributable to NuStar Energy L.P. partners and noncontrolling interest:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity
	(Thousands of Dollars)
Beginning balance	$2,572,384	$12,611	$2,584,995	$2,852,201	$12,134	$2,864,335
Net (loss) income	24,565	(161)	24,404	26,351	(97)	26,254
Other comprehensive (loss) income:
Foreign currency translation adjustment	(7,277)	(287)	(7,564)	7,911	1,119	9,030
Net unrealized gain (loss) on cash flow hedges	4,687	—	4,687	(53,823)	—	(53,823)
Net loss reclassified on cash flow hedges into interest expense, net	487	—	487	423	—	423
Net loss reclassified on cash flow hedges into income (loss) from discontinued operations	—	—	—	7,344	—	7,344
Total other comprehensive (loss) income	(2,103)	(287)	(2,390)	(38,145)	1,119	(37,026)
Cash distributions to partners	(98,051)	—	(98,051)	(89,076)	—	(89,076)
Other	222	—	222	(269)	—	(269)
Ending balance	$2,497,017	$12,163	$2,509,180	$2,751,062	$13,156	$2,764,218

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

	Three Months Ended March 31,
	2013	2012
	(Thousands of Dollars)
Net income attributable to NuStar Energy L.P.	$24,565	$26,351
Less general partner incentive distribution	10,805	9,816
Net income after general partner incentive distribution	13,760	16,535
General partner interest	2%	2%
General partner allocation of net income after general partner incentive distribution	276	331
General partner incentive distribution	10,805	9,816
Net income applicable to general partner	$11,081	$10,147

Cash Distributions
On February 14, 2013, we paid a quarterly cash distribution totaling $98.1 million, or $1.095 per unit, related to the fourth quarter of 2012. On April 24, 2013, we announced a quarterly cash distribution of $1.095 per unit related to the first quarter of 2013. This distribution will be paid on May 10, 2013 to unitholders of record on May 6, 2013 and will total $98.1 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,782
General partner incentive distribution	10,805	9,816
Total general partner distribution	12,766	11,598
Limited partners’ distribution	85,285	77,478
Total cash distributions	$98,051	$89,076

Cash distributions per unit applicable to limited partners	$1.095	$1.095

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

The following table details the calculation of earnings per unit:

	Three Months Ended March 31,
	2013	2012
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income attributable to NuStar Energy L.P.	$24,565	$26,351
Less general partner distribution (including IDR)	12,766	11,598
Less limited partner distribution	85,285	77,478
Distributions in excess of earnings	$(73,486)	$(62,725)

General partner earnings:
Distributions	$12,766	$11,598
Allocation of distributions in excess of earnings (2%)	(1,469)	(1,255)
Total	$11,297	$10,343

Limited partner earnings:
Distributions	$85,285	$77,478
Allocation of distributions in excess of earnings (98%)	(72,017)	(61,470)
Total	$13,268	$16,008

Weighted-average limited partner units outstanding	77,886,078	70,756,078

Net income per unit applicable to limited partners	$0.17	$0.23

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. STATEMENTS OF CASH FLOWS
Changes in current assets and current liabilities were as follows:

	Three Months Ended March 31,
	2013	2012
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$50,811	$52,418
Receivable from related parties	20,448	—
Inventories	(54,416)	(186,135)
Income tax receivable	50	(4,989)
Other current assets	18,678	(9,677)
Increase (decrease) in current liabilities:
Accounts payable	31,318	76,683
Payable to related party	10,369	8,566
Accrued interest payable	6,797	(5,550)
Accrued liabilities	(10,491)	(8,513)
Taxes other than income tax	(2,136)	(664)
Income tax payable	2,158	1,403
Changes in current assets and current liabilities	$73,586	$(76,458)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable balance sheets due to the effect of foreign currency translation.

Cash flows related to interest and income taxes were as follows:

	Three Months Ended March 31,
	2013	2012
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$24,698	$31,961
Cash paid for income taxes, net of tax refunds received	$1,750	$8,106

12. SEGMENT INFORMATION

Our reportable business segments consist of storage, pipeline (formerly known as the transportation segment), and fuels marketing. In 2013, we renamed the “Asphalt and Fuels Marketing Segment” to the “Fuels Marketing Segment” in order to better reflect the current business in this segment. We believe this name is a more accurate description of the operations that remain after our deconsolidation of Asphalt JV in 2012 and the San Antonio Refinery Sale.

Our segments represent strategic business units that offer different services and products. We evaluate the performance of each segment based on its respective operating income, before general and administrative expenses and certain non-segmental depreciation and amortization expense. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal operations include terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and fuels marketing. Intersegment revenues result from storage and throughput agreements with wholly owned subsidiaries of NuStar Energy at lease rates consistent with rates charged to third parties for storage and at pipeline tariff rates based upon the applicable published tariff. Related party revenues mainly result from storage agreements with our joint ventures and the noncontrolling shareholder of our Turkey subsidiary.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended March 31,
	2013	2012
	(Thousands of Dollars)
Revenues:
Storage:
Third parties	$131,414	$127,687
Intersegment	10,894	17,045
Related party	2,011	697
Total storage	144,319	145,429
Pipeline	93,277	77,761
Fuels marketing	773,008	1,403,260
Consolidation and intersegment eliminations	(10,894)	(17,045)
Total revenues	$999,710	$1,609,405

Operating income:
Storage	$51,178	$56,147
Pipeline	39,881	37,216
Fuels marketing	(1,593)	(5,393)
Consolidation and intersegment eliminations	(12)	30
Total segment operating income	89,454	88,000
General and administrative expenses	27,494	27,167
Other depreciation and amortization expense	2,498	1,814
Total operating income	$59,462	$59,019

Total assets by reportable segment were as follows:

	March 31, 2013	December 31, 2012
	(Thousands of Dollars)
Storage	$2,606,020	$2,627,946
Pipeline	1,690,820	1,720,711
Fuels marketing	822,603	885,661
Total segment assets	5,119,443	5,234,318
Other partnership assets	427,587	378,771
Total consolidated assets	$5,547,030	$5,613,089

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

Condensed Consolidating Balance Sheets
March 31, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$7,033	$26,799	$—	$82,681	$—	$116,513
Receivables, net	—	151,979	5,994	286,773	(18,621)	426,125
Inventories	—	2,324	4,380	220,965	(43)	227,626
Income tax receivable	—	—	—	1,186	—	1,186
Other current assets	—	18,550	365	27,436	—	46,351
Assets held for sale	—	2,847	—	—	—	2,847
Intercompany receivable	—	171,904	628,671	—	(800,575)	—
Total current assets	7,033	374,403	639,410	619,041	(819,239)	820,648
Property, plant and equipment, net	—	1,446,695	576,891	1,215,969	—	3,239,555
Intangible assets, net	—	18,298	—	70,637	—	88,935
Goodwill	—	145,990	170,652	633,944	—	950,586
Investment in wholly owned subsidiaries	3,060,312	168,455	1,216,620	2,352,293	(6,797,680)	—
Investment in joint ventures	—	24,764	—	62,808	—	87,572
Deferred income tax asset	—	—	—	3,832	—	3,832
Note receivable from related party	—	159,200	—	—	—	159,200
Other long-term assets, net	490	155,680	26,329	14,203	—	196,702
Total assets	$3,067,835	$2,493,485	$2,629,902	$4,972,727	$(7,616,919)	$5,547,030
Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$—	$250,390	$31,855	$—	$282,245
Payables	6	123,670	14,380	321,166	(18,621)	440,601
Accrued interest payable	—	25,625	4,896	17	—	30,538
Accrued liabilities	772	38,982	5,258	35,389	—	80,401
Taxes other than income tax	188	3,792	3,524	268	—	7,772
Income tax payable	—	477	4	4,332	—	4,813
Intercompany payable	508,884	—	—	291,691	(800,575)	—
Total current liabilities	509,850	192,546	278,452	684,718	(819,196)	846,370
Long-term debt, less current portion	—	2,136,072	—	—	—	2,136,072
Long-term payable to related party	—	13,364	—	5,442	—	18,806
Deferred income tax liability	—	—	—	30,288	—	30,288
Other long-term liabilities	—	887	322	5,105	—	6,314
Total partners’ equity	2,557,985	150,616	2,351,128	4,247,174	(6,797,723)	2,509,180
Total liabilities and partners’ equity	$3,067,835	$2,493,485	$2,629,902	$4,972,727	$(7,616,919)	$5,547,030
(a)    Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets
December 31, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$7,033	$1,112	$—	$75,457	$—	$83,602
Receivables, net	—	157,452	10,561	340,144	(10,381)	497,776
Inventories	—	2,320	5,590	165,349	(31)	173,228
Income tax receivable	—	—	—	1,265	—	1,265
Other current assets	—	26,353	1,468	37,417	—	65,238
Assets held for sale	—	35,337	—	82,997	—	118,334
Intercompany receivable	—	353,384	599,599	—	(952,983)	—
Total current assets	7,033	575,958	617,218	702,629	(963,395)	939,443
Property, plant and equipment, net	—	1,423,991	582,299	1,232,170	—	3,238,460
Intangible assets, net	—	18,733	—	73,702	—	92,435
Goodwill	—	145,990	170,652	634,382	—	951,024
Investment in wholly owned subsidiaries	3,133,097	161,957	1,208,595	2,329,595	(6,833,244)	—
Investment in joint ventures	—	35,883	—	67,062	—	102,945
Deferred income tax asset	—	—	—	3,108	—	3,108
Note receivable from related party	—	95,711	—	—	—	95,711
Other long-term assets, net	490	148,384	26,330	14,759	—	189,963
Total assets	$3,140,620	$2,606,607	$2,605,094	$5,057,407	$(7,796,639)	$5,613,089
Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$1,313	$250,967	$34,142	$—	$286,422
Payables	15	122,706	12,657	274,044	(10,381)	399,041
Accrued interest payable	—	22,512	1,224	5	—	23,741
Accrued liabilities	862	76,322	7,542	39,477	—	124,203
Taxes other than income tax	129	5,671	2,830	1,263	—	9,893
Income tax payable	—	247	—	2,424	—	2,671
Intercompany payable	508,365	—	—	444,618	(952,983)	—
Total current liabilities	509,371	228,771	275,220	795,973	(963,364)	845,971
Long-term debt, less current portion	—	2,124,582	—	—	—	2,124,582
Long-term payable to related party	—	12,629	—	5,442	—	18,071
Deferred income tax liability	—	—	—	32,114	—	32,114
Other long-term liabilities	—	2,701	279	4,376	—	7,356
Total partners’ equity	2,631,249	237,924	2,329,595	4,219,502	(6,833,275)	2,584,995
Total liabilities and partners’ equity	$3,140,620	$2,606,607	$2,605,094	$5,057,407	$(7,796,639)	$5,613,089

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$98,863	$52,626	$856,246	$(8,025)	$999,710
Costs and expenses	491	66,113	36,009	845,648	(8,013)	940,248
Operating (loss) income	(491)	32,750	16,617	10,598	(12)	59,462
Equity in earnings (loss) of subsidiaries	25,056	6,498	8,025	21,566	(61,145)	—
Equity in (loss) earnings of joint ventures	—	(11,541)	—	398	—	(11,143)
Interest expense, net	—	(26,790)	(3,023)	(300)	—	(30,113)
Other income (expense), net	—	2,808	(84)	(2,356)	—	368
Income from continuing operations before income tax expense	24,565	3,725	21,535	29,906	(61,157)	18,574
Income tax expense	—	186	2	2,348	—	2,536
Income from continuing operations	24,565	3,539	21,533	27,558	(61,157)	16,038
Loss from discontinued operations, net of tax	—	25	—	8,341	—	8,366
Net income	24,565	3,564	21,533	35,899	(61,157)	24,404
Less net loss attributable to noncontrolling interest	—	—	—	(161)	—	(161)
Net income attributable to NuStar Energy L.P.	$24,565	$3,564	$21,533	$36,060	$(61,157)	$24,565

Comprehensive income	$24,565	$10,532	$21,533	$26,541	$(61,157)	$22,014
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(448)	—	(448)
Comprehensive income attributable to NuStar Energy L.P.	$24,565	$10,532	$21,533	$26,989	$(61,157)	$22,462

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$80,221	$49,092	$1,486,187	$(6,095)	$1,609,405
Costs and expenses	435	46,098	34,957	1,475,019	(6,123)	1,550,386
Operating (loss) income	(435)	34,123	14,135	11,168	28	59,019
Equity in earnings of subsidiaries	26,786	(25,171)	25,905	36,057	(63,577)	—
Equity in earnings of joint venture	—	—	—	2,386	—	2,386
Interest expense, net	—	(17,105)	(4,171)	(101)	—	(21,377)
Other income, net	—	189	182	996	—	1,367
Income (loss) from continuing operations before income tax expense	26,351	(7,964)	36,051	50,506	(63,549)	41,395
Income tax expense	—	90	2	3,351	—	3,443
Income (loss) from continuing operations	26,351	(8,054)	36,049	47,155	(63,549)	37,952
Loss from discontinued operations, net of tax	—	(1,249)	—	(10,418)	(31)	(11,698)
Net income (loss)	26,351	(9,303)	36,049	36,737	(63,580)	26,254
Less net income attributable to noncontrolling interest	—	—	—	(97)	—	(97)
Net income (loss) attributable to NuStar Energy L.P.	$26,351	$(9,303)	$36,049	$36,834	$(63,580)	$26,351

Comprehensive income (loss)	$26,351	$(5,582)	$36,049	$(4,010)	$(63,580)	$(10,772)
Less comprehensive income attributable to noncontrolling interest	—	—	—	1,022	—	1,022
Comprehensive income (loss) attributable to NuStar Energy L.P.	$26,351	$(5,582)	$36,049	$(5,032)	$(63,580)	$(11,794)

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$97,520	$25,327	$30,733	$88,881	$(98,061)	$144,400
Cash flows from investing activities:
Capital expenditures	—	(39,277)	(1,478)	(11,809)	—	(52,564)
Proceeds from San Antonio Refinery Sale	—	112,715	—	—	—	112,715
Increase in note receivable from related party	—	(63,489)	—	—	—	(63,489)
Investment in subsidiaries	(211)	—	—	—	211	—
Other, net	211	(66)	6	69	—	220
Net cash (used in) provided by investing activities	—	9,883	(1,472)	(11,740)	211	(3,118)
Cash flows from financing activities:
Debt borrowings	—	334,226	—	—	—	334,226
Debt repayments	—	(718,782)	—	—	—	(718,782)
Note offering, net	—	391,217	—	—	—	391,217
Distributions to unitholders and general partner	(98,051)	(98,051)	—	(10)	98,061	(98,051)
Payments for termination of interest rate swaps	—	(16,255)	—	—	—	(16,255)
Contributions from (distributions to) affiliates	—	211	—	—	(211)	—
Net intercompany borrowings (repayments)	520	98,175	(29,261)	(69,434)	—	—
Other, net	11	(264)	—	329	—	76
Net cash provided by (used in) financing activities	(97,520)	(9,523)	(29,261)	(69,115)	97,850	(107,569)
Effect of foreign exchange rate changes on cash	—	—	—	(802)	—	(802)
Net increase (decrease) in cash and cash equivalents	—	25,687	—	7,224	—	32,911
Cash and cash equivalents as of the beginning of the period	7,033	1,112	—	75,457	—	83,602
Cash and cash equivalents as of the end of the period	$7,033	$26,799	$—	$82,681	$—	$116,513

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$88,503	$5,831	$13,470	$(28,340)	$(89,077)	$(9,613)
Cash flows from investing activities:
Capital expenditures	—	(75,008)	(2,285)	(22,991)	—	(100,284)
Investment in other long-term assets	—	—	—	(94)	—	(94)
Other, net	—	135	7	22	—	164
Net cash used in investing activities	—	(74,873)	(2,278)	(23,063)	—	(100,214)
Cash flows from financing activities:
Debt borrowings	—	510,548	—	—	—	510,548
Debt repayments	—	(260,374)	(250,000)	—	—	(510,374)
Note offering, net	—	247,408	—	—	—	247,408
Distributions to unitholders and general partner	(89,076)	(89,076)	—	(9)	89,085	(89,076)
Payments for termination of interest rate swaps	—	(25,358)	—	—	—	(25,358)
Net intercompany borrowings (repayments)	838	(312,383)	238,808	72,745	(8)	—
Other, net	(269)	(3,598)	—	639	—	(3,228)
Net cash (used in) provided by financing activities	(88,507)	67,167	(11,192)	73,375	89,077	129,920
Effect of foreign exchange rate changes on cash	—	1,881	—	(1,775)	—	106
Net (decrease) increase in cash and cash equivalents	(4)	6	—	20,197	—	20,199
Cash and cash equivalents as of the beginning of the period	139	14	—	17,344	—	17,497
Cash and cash equivalents as of the end of the period	$135	$20	$—	$37,541	$—	$37,696

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2012, Part I, Item 1A “Risk Factors,” as well as our subsequent current and quarterly reports, for a discussion of certain of those risks, uncertainties and assumptions.

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

OVERVIEW
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 15.0% total interest in us as of March 31, 2013. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in six sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies

Dispositions and Acquisitions
San Antonio Refinery Sale. On January 1, 2013, we sold our fuels refinery in San Antonio, Texas (the San Antonio Refinery) and related assets, which included inventory, a terminal in Elmendorf, Texas and a pipeline connecting the terminal and refinery for approximately $117.0 million (the San Antonio Refinery Sale). We have presented the results of operations for the San Antonio Refinery and related assets, previously reported in the fuels marketing and pipeline segments, as discontinued operations for periods presented. Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of the San Antonio Refinery Sale.

Asphalt Sale. On September 28, 2012, we sold a 50% ownership interest (the Asphalt Sale) in NuStar Asphalt LLC (Asphalt JV), previously a wholly owned subsidiary. Asphalt JV owns and operates the asphalt refining assets that were previously wholly owned by NuStar Energy, including the asphalt refineries located in Paulsboro, New Jersey and Savannah, Georgia (collectively, the Asphalt Operations). Upon closing, we deconsolidated Asphalt JV and started reporting our remaining investment in Asphalt JV using the equity method of accounting. The results of the Asphalt Operations were previously included in the fuels marketing segment.

TexStar Asset Acquisition. On December 13, 2012, NuStar Logistics completed its acquisition of the TexStar Crude Oil Assets
(as defined below), including 100% of the partnership interest in TexStar Crude Oil Pipeline, LP, from TexStar Midstream
Services, LP and certain of its affiliates (collectively, TexStar) for approximately $325.0 million (the TexStar Asset Acquisition). The TexStar Crude Oil Assets consist of approximately 140 miles of crude oil pipelines and gathering lines, as well as five terminals and storage facilities providing 0.6 million barrels of storage capacity. The consolidated statements of income include the results of operations for the TexStar Asset Acquisition in the pipeline segment commencing on December 13, 2012.

Operations
We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). Our operations are divided into three reportable business segments: storage, pipeline (formerly known as the transportation segment), and fuels marketing.

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
Pipeline. We own common carrier refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 5,484 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. The East and North Pipelines also include 21 terminals providing storage capacity of 4.9 million barrels, and the East Pipeline includes two tank farms providing storage capacity of 1.4 million barrels. In addition, we own a 2,000 mile anhydrous Ammonia Pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. We also own 1,137 miles of crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois, as well as 2.5 million barrels of crude storage in Texas and Oklahoma located along those crude oil pipelines. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in our Ammonia Pipeline.
Fuels Marketing. In 2013, in order to better reflect the current operations of this segment, we renamed it the “Fuels Marketing Segment.” We believe this name is a more accurate description of the operations that remain after our deconsolidation of the Asphalt Operations in the third quarter of 2012 and the January 2013 sale of the San Antonio Refinery. Within our fuels marketing operations, we purchase crude oil and refined petroleum products for resale. The results of operations for the fuels marketing segment depend largely on the margin between our cost and the sales prices of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of the storage and pipeline segments. We enter into derivative contracts to attempt to mitigate the effects of commodity price fluctuations.

The following factors affect the results of our operations:

•	company-specific factors, such as facility integrity issues and maintenance requirements that impact the throughput rates of our assets;

•	seasonal factors that affect the demand for products transported by and/or stored in our assets and the demand for products we sell;

•	industry factors, such as changes in the prices of petroleum products, that affect demand and operations of our competitors;

•	factors such as commodity price volatility that impact our fuels marketing segment; and

•	other factors, such as refinery utilization rates and maintenance turnaround schedules, that impact the operations of refineries served by our storage and pipeline assets.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,		Change
	2013	2012
Statement of Income Data:
Revenues:
Services revenues	$227,283	$209,719	$17,564
Product sales	772,427	1,399,686	(627,259)
Total revenues	999,710	1,609,405	(609,695)

Costs and expenses:
Cost of product sales	752,254	1,354,530	(602,276)
Operating expenses	117,574	125,114	(7,540)
General and administrative expenses	27,494	27,167	327
Depreciation and amortization expense	42,926	43,575	(649)
Total costs and expenses	940,248	1,550,386	(610,138)

Operating income	59,462	59,019	443
Equity in (loss) earnings of joint ventures	(11,143)	2,386	(13,529)
Interest expense, net	(31,235)	(21,377)	(9,858)
Interest income from related party	1,122	—	1,122
Other income, net	368	1,367	(999)
Income from continuing operations before income tax expense	18,574	41,395	(22,821)
Income tax expense	2,536	3,443	(907)
Income from continuing operations	16,038	37,952	(21,914)
Income (loss) from discontinued operations, net of tax	8,366	(11,698)	20,064
Net income	$24,404	$26,254	$(1,850)
Net (loss) income per unit applicable to limited partners:
Continuing operations	$0.06	$0.39	$(0.33)
Discontinued operations	0.11	(0.16)	0.27
Total	$0.17	$0.23	$(0.06)
Weighted-average limited partner units outstanding	77,886,078	70,756,078	7,130,000

Highlights
Net income decreased $1.9 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to a decrease in earnings of joint ventures and an increase in interest expense. In addition, we recorded income from discontinued operations in 2013, compared to a loss from discontinued operations in 2012, all of which is attributable to the San Antonio Refinery Sale. Segment operating income increased $1.5 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to increased operating income from the pipeline segment, offset by decreased operating income from the storage segment. As a result of the Asphalt Sale, the fuels marketing segment includes the results of the Asphalt Operations for the three months ended March 31, 2012, but not for the three months ended March 31, 2013.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended March 31,		Change
	2013	2012
Storage:
Throughput (barrels/day)	669,604	739,076	(69,472)
Throughput revenues	$22,361	$22,264	$97
Storage lease revenues	121,958	123,165	(1,207)
Total revenues	144,319	145,429	(1,110)
Operating expenses	68,710	65,982	2,728
Depreciation and amortization expense	24,431	23,300	1,131
Segment operating income	$51,178	$56,147	$(4,969)

Pipeline:
Refined products pipelines throughput (barrels/day)	471,294	491,570	(20,276)
Crude oil pipelines throughput (barrels/day)	351,193	330,081	21,112
Total throughput (barrels/day)	822,487	821,651	836
Throughput revenues	$93,277	$77,761	$15,516
Operating expenses	37,406	27,564	9,842
Depreciation and amortization expense	15,990	12,981	3,009
Segment operating income	$39,881	$37,216	$2,665

Fuels Marketing:
Product sales	$773,008	$1,403,260	$(630,252)
Cost of product sales	758,732	1,360,518	(601,786)
Gross margin	14,276	42,742	(28,466)
Operating expenses	15,862	42,655	(26,793)
Depreciation and amortization expense	7	5,480	(5,473)
Segment operating loss	$(1,593)	$(5,393)	$3,800

Consolidation and Intersegment Eliminations:
Revenues	$(10,894)	$(17,045)	$6,151
Cost of product sales	(6,478)	(5,988)	(490)
Operating expenses	(4,404)	(11,087)	6,683
Total	$(12)	$30	$(42)

Consolidated Information:
Revenues	$999,710	$1,609,405	$(609,695)
Cost of product sales	752,254	1,354,530	(602,276)
Operating expenses	117,574	125,114	(7,540)
Depreciation and amortization expense	40,428	41,761	(1,333)
Segment operating income	89,454	88,000	1,454
General and administrative expenses	27,494	27,167	327
Other depreciation and amortization expense	2,498	1,814	684
Consolidated operating income	$59,462	$59,019	$443

Storage
Despite a decrease in throughputs of 69,472 barrels per day, throughput revenues remained flat for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. Decreased throughputs of 125,828 barrels per day and decreased revenues of $2.6 million resulted from turnarounds and operational issues during the first quarter of 2013 at the refineries served by our Corpus Christi, Texas City and Benicia crude oil storage tanks and our Three Rivers refined products terminals. These decreases were offset by an increase in throughputs of 64,360 barrels per day and an increase in revenues of $2.9 million as a result of changing our Corpus Christi crude storage tank facility from a lease-based to a throughput-based facility in July 2012 in connection with the Eagle Ford Shale projects in our pipeline segment.

Storage lease revenues decreased $1.2 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to:

•	a decrease of $5.3 million at various domestic terminals, mainly as a result of reduced demand in several markets;

•
a decrease of $4.9 million at our Point Tupper and St. Eustatius terminal facilities, mainly due to decreased reimbursable revenue and throughputs, as well as decreased dockage at our Point Tupper terminal facility;

•	a decrease of $2.4 million due to the sale of five refined product terminals in April 2012;

•	a decrease of $2.1 million at our Corpus Christi crude storage tank facility due to the change to throughput-based fees in July 2012; and

•	a decrease of $1.5 million at our UK, Amsterdam and Turkey terminals, mainly due to a decrease in customer product movements and reimbursable revenues.

Those decreases were partially offset by an increase in revenues of $15.0 million resulting from the completed unit train offloading facility at our St. James terminal and completed tank expansion projects at our St. James and St. Eustatius terminals.

Operating expenses increased $2.7 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to:

•	an increase of $2.0 million resulting from lower capitalized overhead consistent with the decline in capital expenditures;

•	an increase of $1.7 million in maintenance and regulatory expenses associated with tank inspections and repairs, mainly at refined product terminals in our central west and northeast regions; and

•	an increase of $1.3 million in salaries and wages, mainly due to a collective labor agreement that became effective in mid-2012 associated with our St. Eustatius terminal.

These increases were partially offset by a decrease of $2.5 million in reimbursable expenses, consistent with the decrease in reimbursable revenues, mainly at our Point Tupper, St. Eustatius and Amsterdam terminals.

Depreciation and amortization expense increased $1.1 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to completion of the St. James terminal unit train and tank expansion projects.

Pipeline
Revenues increased $15.5 million, despite throughputs that remained flat, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to:

•
an increase in revenues of $11.9 million and an increase in throughputs of 55,549 barrels per day on crude oil pipelines that serve Eagle Ford Shale production in South Texas, mainly resulting from the TexStar Asset Acquisition;

•
an increase in revenues of $2.3 million and an increase in throughputs of 4,485 barrels per day on the North Pipeline, mainly due to the completion of an expansion project at the Mandan refinery in June 2012 and higher average tariffs resulting from an increase in the annual index adjustment in July 2012;

•
an increase in revenues of $1.7 million, while throughputs remained flat, on the East Pipeline due to higher average tariffs resulting from increased long-haul deliveries and an increase in the annual index adjustment in July 2012; and

•
an increase in revenues of $1.0 million, despite a decrease in throughputs of 8,010 barrels per day, on the crude oil and refined product pipelines serving the McKee refinery due to increased volumes on certain pipelines with higher tariffs and an increase in the annual index adjustment in July 2012; however, the throughputs decreased due to operating issues at the McKee refinery in the latter part of the first quarter, prior to a turnaround in April 2013.

The increases in revenues and throughputs were partially offset by a decrease in revenues of $0.8 million and a decrease in throughputs of 31,371 barrels per day on crude oil pipelines serving the Ardmore refinery due to a turnaround and operational issues during the first quarter of 2013. In addition, revenues decreased $0.9 million and throughputs decreased 7,805 barrels per day on the Houston pipeline as it is being converted to new service.

Operating expenses increased $9.8 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to an increase of $6.3 million resulting from the TexStar Asset Acquisition. In addition, internal overhead expense increased $2.4 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, due to decreased capitalized overhead consistent with the decline in capital expenditures.

Depreciation and amortization expense increased $3.0 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, mainly due to the TexStar Asset Acquisition in December 2012.

Fuels Marketing
The consolidated statements of comprehensive income include the results of operations for Asphalt JV in “Equity in (loss) earnings of joint ventures” commencing on September 28, 2012, which were previously reported in the fuels marketing segment. For the three months ended March 31, 2013, this segment only includes our crude oil trading, heavy fuel oil and bunkering operations. The table below presents pro forma financial information that removes the historical financial information for our asphalt operations from the segment results for the three months ended March 31, 2012.

	Three Months Ended March 31,		Change
	2013	2012
	(Thousands of Dollars)
Product sales	$773,008	$1,198,629	$(425,621)
Cost of product sales	758,732	1,168,034	(409,302)
Gross margin	14,276	30,595	(16,319)
Operating expenses	15,862	14,785	1,077
Depreciation and amortization expense	7	43	(36)
Segment operating loss	$(1,593)	$15,767	$(17,360)

Sales and cost of product sales decreased $425.6 million and $409.3 million, respectively, resulting in a decrease in total gross margin of $16.3 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The decrease in total gross margin was primarily due to a decrease of $14.9 million in the gross margin from our crude oil trading, resulting from fewer contract volumes in the first quarter of 2013, as compared to 2012, that benefited from the widening price differential on two traded crude oil grades (WTI and LLS). In addition, the gross margin from bunker fuel sales decreased $2.0 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, mainly due to a decrease in volumes sold at our St. Eustatius terminal facility.

Operating expenses increased $1.1 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to higher vessel costs associated with our bunker fuels sales at our St. Eustatius terminal facility and new tank rental expenses associated with fuel oil trading.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage and transportation fees charged to the fuels marketing segment by the pipeline and storage segments. Revenue and operating expense eliminations decreased $6.2 million and $6.7 million, respectively, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, mainly due to the Asphalt Sale in September 2012. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses increased $0.3 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to higher compensation expenses, including costs associated with our long-term incentive plans, which fluctuate with our unit price. These were partially offset by expenses that are now billed to Asphalt JV for corporate support services under a services agreement between Asphalt JV and NuStar GP, LLC.

Equity in (loss) earnings of joint ventures changed by $13.5 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to an $11.5 million loss from our investment in Asphalt JV, which was mainly due to seasonally weak demand for asphalt.

Interest income from related party of $1.1 million for the three months ended March 31, 2013 represents the interest earned on a $250.0 million seven-year unsecured revolving credit facility with Asphalt JV.

Interest expense, net increased $9.9 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, mainly due to the issuance of the $402.5 million of 7.625% fixed-to-floating rate subordinated notes in January 2013. In addition, we incurred higher interest rates and letter of credit fees related to the $1.5 billion five-year revolving credit agreement and higher interest rates due to the downgrades by credit rating agencies.

For the three months ended March 31, 2013, we recorded income from discontinued operations of $8.4 million, compared to a loss from discontinued operations of $11.7 million for the three months ended March 31, 2012, all of which is attributable to the San Antonio Refinery. Income from discontinued operations for the three months ended March 31, 2013 includes a gain of $9.2 million related to the San Antonio Refinery Sale.

TRENDS AND OUTLOOK
We expect our operating income for 2013 to be higher than 2012 in each of our three reporting segments.
Storage Segment
We expect storage segment earnings for the second quarter of 2013 to be less than the first quarter of 2013 and less than the second quarter of 2012. Continued backwardation of the forward pricing curve could result in reduced demand for storage in the markets we serve, thus negatively affecting our earnings.

However, we expect the full-year earnings for 2013 to improve compared to 2012. Expansion projects completed in 2012 and in the first quarter of 2013 at our St. James, Louisiana terminal and our St. Eustatius terminal in the Caribbean as well as the expected completion of a second 70,000 barrel per day rail-car offloading facility at our St. James, Louisiana terminal in the fourth quarter should more than offset the impacts of reduced demand at some of our terminals.
Pipeline Segment
We expect earnings for the pipeline segment to continue to improve throughout the year. Results for the second quarter and full year of 2013 should exceed the comparable periods of 2012 mainly due to higher throughputs resulting from our Eagle Ford Shale projects and from our TexStar Asset Acquisition. Within the Eagle Ford Shale, we expect to complete projects in the third and fourth quarter of 2013 that should significantly increase throughputs and improve our earnings.

For the full-year 2013, we expect earnings for the pipeline segment to be higher than 2012.  We expect crude oil pipeline throughputs to increase in 2013 as a result of the Eagle Ford Shale projects completed in 2012 and the December 2012 TexStar Asset Acquisition, as well as from an additional Eagle Ford Shale project we should complete in the third quarter of 2013. These increased throughputs and the benefits from our TexStar Asset Acquisition should contribute to higher earnings.

Fuels Marketing Segment
The second quarter of 2013 will continue to present challenges, but we expect 2013 results for the fuels marketing operations to be higher than the results for 2012, primarily due to higher projected earnings from heavy fuel oil and bunker fuel marketing.  However, due to the many factors affecting margins of these businesses, actual results may be higher or lower than what we currently forecast.

Our outlook for the partnership may change depending on, among other things, crude oil prices, the state of the economy, changes to refinery maintenance schedules and other factors that affect overall demand for the products we store, transport and sell as well as changes in commodity prices for the products we market.

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary cash requirements are for distributions to partners, working capital, including inventory purchases, debt service, capital expenditures, a financing agreement with Asphalt JV, acquisitions and operating expenses. On an annual basis, we attempt to fund our operating expenses, interest expense, reliability capital expenditures and distribution requirements with cash generated from our operations. If we do not generate sufficient cash from operations to meet those requirements, we utilize available borrowing capacity under our revolving credit agreement and, to the extent necessary, funds raised through equity or debt offerings under our shelf registration statements. Additionally, we typically fund our strategic capital expenditures from external sources, primarily borrowings under our $1.5 billion five-year revolving credit agreement (the 2012 Revolving Credit Agreement) or funds raised through equity or debt offerings. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control. The volatility of the capital and credit markets could restrict our ability to issue debt or equity or may increase our cost of capital beyond rates acceptable to us.

Cash Flows for the Three Months Ended March 31, 2013 and 2012
The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2013	2012
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$144,400	$(9,613)
Investing activities	(3,118)	(100,214)
Financing activities	(107,569)	129,920
Effect of foreign exchange rate changes on cash	(802)	106
Net increase in cash and cash equivalents	$32,911	$20,199

Net cash provided by operating activities for the three months ended March 31, 2013 was $144.4 million, compared to $9.6 million used in operating activities for the three months ended March 31, 2012. Working capital decreased by $73.6 million for the three months ended March 31, 2013, compared to an increase of $76.5 million for the three months ended March 31, 2012. Please refer to the Working Capital Requirements section below for a discussion of the changes in working capital.

For the three months ended March 31, 2013, net cash provided by operating activities and proceeds from the San Antonio Refinery Sale were used to fund our distributions to unitholders and our general partner, strategic and reliability capital expenditures and the increase in the note receivable from Asphalt JV.

For the three months ended March 31, 2012, our operations resulted in a cash shortfall. As a result, we utilized borrowings under our previous revolving credit agreement to fund that shortfall and our remaining cash requirements.

Revolving Credit Agreement
As of March 31, 2013, our consolidated debt coverage ratio could not exceed 5.50-to-1.00, as a result of the TexStar Asset Acquisition in December 2012. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the 2012 Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of March 31, 2013, our consolidated debt coverage ratio was 4.3x, and we had $902.1 million available for borrowing.

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

7.625% Fixed-to-Floating Rate Subordinated Notes. On January 22, 2013, NuStar Logistics issued $402.5 million of 7.625% fixed-to-floating rate subordinated notes due January 15, 2043 (the Subordinated Notes), including the underwriters’ option to purchase up to an additional $52.5 million principal amount of the notes, which was exercised in full. The net proceeds of approximately $391.2 million were used for general partnership purposes, including repayment of outstanding borrowings under our 2012 Revolving Credit Agreement. The Subordinated Notes are fully and unconditionally guaranteed on an unsecured and subordinated basis by NuStar Energy and NuPOP.

The Subordinated Notes bear interest at a fixed annual rate of 7.625%, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on April 15, 2013 and ending on January 15, 2018. Thereafter, the Subordinated Notes will bear interest at an annual rate equal to the sum of the three-month LIBOR rate for the related quarterly interest period plus 6.734% payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing April 15, 2018, unless payment is deferred in accordance with the terms of the notes. NuStar Logistics may elect to defer interest payments on the Subordinated Notes on one or more occasions for up to five consecutive years. Deferred interest will accumulate additional interest at a rate equal to the interest rate then applicable to to the Subordinated Notes until paid. If NuStar Logistics elects to defer interest payments, NuStar Energy cannot declare or make cash distributions to its unitholders during the period interest is deferred. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on certain of our long-term debt agreements.

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

During the three months ended March 31, 2013, our reliability capital expenditures totaled $5.7 million, primarily related to maintenance upgrade projects at our terminals. Strategic capital expenditures for the three months ended March 31, 2013 totaled $46.8 million and were primarily related to projects associated with Eagle Ford Shale production in South Texas and projects at our St. James, Louisiana terminal.

For the full year 2013, we expect our capital expenditures to total approximately $435.0 million to $495.0 million, including $35.0 million to $45.0 million for reliability capital projects and $400.0 million to $450.0 million for strategic capital projects, not including acquisitions. We continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2013 may increase or decrease from the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2013, and our internal growth projects can be accelerated or scaled back depending on the condition of the capital markets.

Working Capital Requirements
Our fuels marketing operations require us to make substantial investments in working capital. Those working capital requirements may vary with fluctuations in the commodity prices of inventory and with the seasonality of demand for the products we market. This seasonality in demand affects our accounts receivable and accounts payable balances, which vary depending on timing of payments. As a result of the Asphalt Sale and the San Antonio Refinery Sale, our working capital requirements should be reduced. The Asphalt Operations, which we deconsolidated as of September 28, 2012, and the San Antonio Refinery operations, which we sold January1, 2013, are included in working capital for the three months ended March 31, 2012, but not for the three months ended March 31, 2013.

Within working capital, inventory increased by $54.4 million during the three months ended March 31, 2013, compared to an increase of $186.1 million during the three months ended March 31, 2012, primarily due to a decrease in crude oil purchases related to the Asphalt Operations and the San Antonio Refinery. In addition, other current assets decreased $18.7 million during the three months ended March 31, 2013, compared to an increase of $9.7 million during the three months ended March 31, 2012, primarily due to decreases in prepaid inventory, mainly resulting from the Asphalt Sale. The receivable from related parties decreased $20.4 million during the three months ended March 31, 2013 and is comprised primarily of receivables from Asphalt JV associated with crude oil sales under the a crude oil supply agreement. Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our agreements with Asphalt JV.

Higher inventory balances would typically also result in higher amounts of accounts payable, offsetting the impact to working capital. During the three months ended March 31, 2013, accounts payable increased $31.3 million, compared to an increase of $76.7 million during the three months ended March 31, 2012. These variances were due to the timing of payments and the lower amount of inventory purchases during the first quarter of 2013, compared to the first quarter of 2012.

Our working capital requirements were reduced as a result of the Asphalt Sale. However, in connection with the Asphalt Sale, we agreed to provide Asphalt JV with an unsecured revolving credit facility in an aggregate principal amount not to exceed $250.0 million for a term of seven years (the NuStar Facility), and to provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million. The NuStar Facility is used to fund working capital and general corporate needs of Asphalt JV. During the three months ended March 31, 2013, we advanced $63.5 million, net of repayments, to Asphalt JV under the NuStar Facility.

Distributions
On February 14, 2013, we paid a quarterly cash distribution totaling $98.1 million, or $1.095 per unit, related to the fourth quarter of 2012. On April 24, 2013, we announced a quarterly cash distribution of $1.095 per unit related to the first quarter of 2013. This distribution will be paid on May 10, 2013 to unitholders of record on May 6, 2013 and will total $98.1 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,782
General partner incentive distribution	10,805	9,816
Total general partner distribution	12,766	11,598
Limited partners’ distribution	85,285	77,478
Total cash distributions	$98,051	$89,076

Cash distributions per unit applicable to limited partners	$1.095	$1.095
Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter.

Debt Obligations
We are a party to the following debt agreements as of March 31, 2013:

•	the 2012 Revolving Credit Agreement due May 2, 2017, with a balance of $280.3 million as of March 31, 2013;

•
NuStar Logistics’ 7.65% senior notes due April 15, 2018 with a face value of $350.0 million; 4.80% senior notes due September 1, 2020 with a face value of $450.0 million; 4.75% senior notes due February 1, 2022 with a face value of $250.0 million; and 7.625% fixed-to-floating rate subordinated notes due January 15, 2043 with a face value of $402.5 million;

•	NuPOP’s 5.875% senior notes due June 1, 2013 with a face value of $250.0 million;

•	NuStar Logistics’ $365.4 million Gulf Opportunity Zone Revenue Bonds due from 2038 to 2041; and

•	NuStar Terminals Limited’s £21 million term loan due December 10, 2013 (the UK Term Loan).

In February 2013, we repaid the remaining principal balance of $0.6 million on our $12.0 million note payable due to the Port of Corpus Christi Authority of Nueces County, Texas. In March 2013, we repaid the $229.9 million of 6.05% senior notes due March 15, 2013 with borrowings under our 2012 Revolving Credit Agreement. We have $250.0 million of debt maturing in June 2013, which we expect to refinance with long-term debt.

Management believes that, as of March 31, 2013, we are in compliance with all ratios and covenants of both the 2012 Revolving Credit Agreement and the UK Term Loan. Our other long-term debt obligations do not contain any financial covenants that are different than those contained in the 2012 Revolving Credit Agreement. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on certain of our long-term debt agreements.

Credit Ratings
In January 2013, Moody’s Investor Service (Moody’s) lowered our credit rating to Ba1 from Baa3. This downgrade caused the interest rates on NuStar Terminals Limited’s £21.0 million amended and restated term loan agreement and NuStar Logistics’ $350.0 million of 7.65% senior notes due 2018 to increase by 0.375% and 0.25%, respectively, effective January 2013. In addition, the interest rates on the 2012 Revolving Credit Agreement increased by 0.375% effective January 2013 as a result of the Moody's downgrade and a credit rating downgrade by Standard & Poor's in July 2012. These downgrades may also require us to provide additional credit support for certain contracts.

Interest Rate Swaps
As of March 31, 2013 and December 31, 2012, we were a party to forward-starting swap agreements for the purpose of hedging interest rate risk. The following table contains information on our interest rate swap agreements:

	Notional Amount		Fair Value Asset (Liability)
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(Thousands of Dollars)
Forward-starting	$150,000	$275,000	$(19,968)	$(40,911)

In connection with the maturity of the 6.05% senior notes due March 15, 2013, we terminated forward-starting interest rate swap agreements with an aggregate notional amount of $125.0 million and paid $16.3 million in connection with the terminations. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

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

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, we utilize forward-starting interest rate swap agreements to lock in the rate on the interest payments related to forecasted debt issuances. We have also entered into fixed-to-floating interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt. Borrowings under the 2012 Revolving Credit Agreement and Gulf Opportunity Zone Revenue Bonds expose us to increases in applicable interest rates.

During 2012, we terminated all of our outstanding fixed-to-floating interest rate swap agreements, which had an aggregate notional amount of $470.0 million. We had no fixed-to-floating interest rate swaps as of December 31, 2012 or March 31, 2013. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt.

	March 31, 2013
	Expected Maturity Dates
	2013	2014	2015	2016	2017	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$281,855	$—	$—	$—	$—	$1,452,500	$1,734,355	$1,802,044
Weighted-average interest rate	5.5%	—	—	—	—	6.4%	6.2%
Variable rate	$—	$—	$—	$—	$280,263	$365,440	$645,703	$646,064
Weighted-average interest rate	—	—	—	—	2.2%	0.1%	1.0%

	December 31, 2012
	Expected Maturity Dates
	2013	2014	2015	2016	2017	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$514,651	$—	$—	$—	$—	$1,050,000	$1,564,651	$1,601,985
Weighted-average interest rate	5.7%	—	—	—	—	5.8%	5.8%
Variable rate	$—	$—	$—	$—	$440,330	$365,440	$805,770	$775,135
Weighted-average interest rate	—	—	—	—	1.9%	0.1%	1.1%

The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount		Period of Hedge	Weighted-Average Fixed Rate	Fair Value
March 31, 2013	December 31, 2012		March 31, 2013	March 31, 2013	December 31, 2012
(Thousands of Dollars)				(Thousands of Dollars)
$—	$125,000	06/13 - 06/23	3.5%	$—	$(18,921)
150,000	150,000	06/13 - 06/23	3.5%	(19,968)	(21,990)
$150,000	$275,000		3.5%	$(19,968)	$(40,911)

Commodity Price Risk
Since the operations of our fuels marketing segment expose us to commodity price risk, we enter into derivative instruments to attempt to mitigate the effects of commodity price fluctuations. The derivative instruments we use consist primarily of commodity futures and swap contracts. We have a risk management committee that oversees our trading controls and procedures and certain aspects of commodity and trading risk management. Our risk management committee also reviews all new commodity and trading risk management strategies in accordance with our risk management policy, as approved by our board of directors.

We record commodity derivative instruments in the consolidated balance sheets as assets or liabilities at fair value. We recognize mark-to-market adjustments for derivative instruments designated and qualifying as fair value hedges (Fair Value Hedges) and the related change in the fair value of the associated hedged physical inventory or firm commitment within “Cost of product sales.” For derivative instruments that have associated underlying physical inventory but do not qualify for hedge accounting (Economic Hedges and Other Derivatives), we record the mark-to-market adjustments in “Cost of product sales” or “Operating expenses.”

The commodity contracts disclosed below represent only those contracts exposed to commodity price risk at the end of the period. Please refer to Note 7 of Condensed Notes to Consolidated Financial Statement in Item 1. “Financial Statements” for the volume and related fair value of all commodity contracts.

	March 31, 2013
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(refined products)	45	N/A	$127.19	$(35)
Swaps – long:
(refined products)	90	$95.56	N/A	$26
Swaps – short:
(refined products)	1,955	N/A	$95.00	$(1,645)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	15	$120.11	N/A	$26
Futures – short:
(crude oil and refined products)	648	N/A	$101.45	$(1,330)
Swaps – long:
(refined products)	2,261	$91.26	N/A	$1,377
Swaps – short:
(refined products)	2,576	N/A	$99.16	$4,663
Forward purchase contracts:
(crude oil)	2,890	$104.28	N/A	$7,133
Forward sales contracts:
(crude oil)	2,890	N/A	$103.25	$(5,733)

Total fair value of open positions exposed to commodity price risk				$4,482

	December 31, 2012
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	10	$127.47	N/A	$(1)
Futures – short:
(refined products)	55	N/A	$127.99	$36
Swaps – long:
(refined products)	11	$97.76	N/A	$2
Swaps – short:
(refined products)	36	N/A	$96.58	$(51)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	88	$97.60	N/A	$202
Futures – short:
(crude oil and refined products)	94	N/A	$100.13	$(142)
Swaps – long:
(crude oil and refined products)	5,196	$93.75	N/A	$(2,329)
Swaps – short:
(crude oil and refined products)	6,952	N/A	$94.43	$(2,033)
Forward purchase contracts:
(crude oil)	2,998	$100.03	N/A	$12,574
Forward sales contracts:
(crude oil)	2,998	N/A	$99.68	$(9,365)

Total fair value of open positions exposed to commodity price risk				$(1,107)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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
NUSTAR ENERGY L.P.
(Registrant)

By: Riverwalk Logistics, L.P., its general partner
By: NuStar GP, LLC, its general partner

By:	/s/ Curtis V. Anastasio
Curtis V. Anastasio
President and Chief Executive Officer
May 8, 2013

By:	/s/ Steven A. Blank
Steven A. Blank
Executive Vice President and Chief Financial Officer
May 8, 2013

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Senior Vice President and Controller
May 8, 2013