Form 10-Q
period 2013-06-30
NuStar Energy L.P.
filed 2013-08-07
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of July 31, 2013 was 77,886,078.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,127	$83,602
Accounts receivable, net of allowance for doubtful accounts of $614 and $808 as of June 30, 2013 and December 31, 2012, respectively	277,843	387,943
Receivable from related parties	78,042	109,833
Inventories	175,282	173,228
Income tax receivable	25	1,265
Other current assets	44,626	65,238
Assets held for sale	2,847	118,334
Total current assets	620,792	939,443
Property, plant and equipment, at cost	4,419,564	4,287,859
Accumulated depreciation and amortization	(1,119,475)	(1,049,399)
Property, plant and equipment, net	3,300,089	3,238,460
Intangible assets, net	85,285	92,435
Goodwill	948,754	951,024
Investment in joint ventures	77,354	102,945
Deferred income tax asset	4,424	3,108
Note receivable from related party	193,672	95,711
Other long-term assets, net	183,028	189,963
Total assets	$5,413,398	$5,613,089
Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$31,886	$286,422
Accounts payable	319,363	397,633
Payable to related party	10,338	1,408
Accrued interest payable	25,692	23,741
Accrued liabilities	41,028	124,203
Taxes other than income tax	8,600	9,893
Income tax payable	3,795	2,671
Total current liabilities	440,702	845,971
Long-term debt, less current portion	2,469,062	2,124,582
Long-term payable to related party	26,736	18,071
Deferred income tax liability	30,194	32,114
Other long-term liabilities	6,438	7,356
Commitments and contingencies (Note 5)
Partners’ equity:
Limited partners (77,886,078 common units outstanding as of June 30, 2013 and December 31, 2012)	2,438,133	2,573,263
General partner	54,786	57,986
Accumulated other comprehensive loss	(63,787)	(58,865)
Total NuStar Energy L.P. partners’ equity	2,429,132	2,572,384
Noncontrolling interest	11,134	12,611
Total partners’ equity	2,440,266	2,584,995
Total liabilities and partners’ equity	$5,413,398	$5,613,089
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Service revenues:
Third parties	$230,482	$210,869	$455,754	$419,891
Related party	3,151	788	5,162	1,485
Total service revenues	233,633	211,657	460,916	421,376
Product sales:
Third parties	661,918	1,556,091	1,434,345	2,955,777
Related party	8,645	—	8,645	—
Total product sales	670,563	1,556,091	1,442,990	2,955,777
Total revenues	904,196	1,767,748	1,903,906	3,377,153
Costs and expenses:
Cost of product sales	648,766	1,528,059	1,401,020	2,882,589
Operating expenses:
Third parties	81,933	99,510	166,516	187,847
Related party	33,139	34,987	66,130	71,764
Total operating expenses	115,072	134,497	232,646	259,611
General and administrative expenses:
Third parties	7,125	9,775	15,835	17,793
Related party	12,528	13,359	31,312	32,508
Total general and administrative expenses	19,653	23,134	47,147	50,301
Depreciation and amortization expense	46,662	43,926	89,588	87,501
Asset impairment loss	—	249,646	—	249,646
Goodwill impairment loss	—	22,132	—	22,132
Gain on legal settlement	—	(28,738)	—	(28,738)
Total costs and expenses	830,153	1,972,656	1,770,401	3,523,042
Operating income (loss)	74,043	(204,908)	133,505	(145,889)
Equity in (loss) earnings of joint ventures	(10,128)	2,381	(21,271)	4,767
Interest expense, net	(31,288)	(22,847)	(62,523)	(44,224)
Interest income from related party	1,610	—	2,732	—
Other income, net	2,203	(2,816)	2,571	(1,449)
Income (loss) from continuing operations before income tax expense	36,440	(228,190)	55,014	(186,795)
Income tax expense	4,174	16,276	6,710	19,719
Income (loss) from continuing operations	32,266	(244,466)	48,304	(206,514)
Income (loss) from discontinued operations, net of tax	703	(2,344)	9,069	(14,042)
Net income (loss)	32,969	(246,810)	57,373	(220,556)
Less net loss attributable to noncontrolling interest	(117)	(73)	(278)	(170)
Net income (loss) attributable to NuStar Energy L.P.	$33,086	$(246,737)	$57,651	$(220,386)
Net income (loss) per unit applicable to limited partners:
Continuing operations	$0.27	$(3.53)	$0.33	$(3.14)
Discontinued operations	0.01	(0.03)	0.12	(0.19)
Total (Note 10)	$0.28	$(3.56)	$0.45	$(3.33)
Weighted-average limited partner units outstanding	77,886,078	70,756,078	77,886,078	70,756,078

Comprehensive income (loss)	$29,238	$(254,001)	$51,252	$(264,773)
Less comprehensive (loss) income attributable to noncontrolling interest	(1,029)	(308)	(1,477)	714
Comprehensive income (loss) attributable to NuStar Energy L.P.	$30,267	$(253,693)	$52,729	$(265,487)
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$57,373	$(220,556)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	89,588	90,257
Amortization of debt related items	458	(4,652)
Gain from sale or disposition of assets	(8,746)	—
Asset and goodwill impairment loss	—	271,778
Gain on legal settlement	—	(28,738)
Deferred income tax benefit	(1,347)	5,054
Equity in loss (earnings) of joint ventures	21,271	(4,767)
Distributions of equity in earnings of joint ventures	4,652	3,266
Changes in current assets and current liabilities (Note 11)	59,877	(76,088)
Other, net	8,429	(3,436)
Net cash provided by operating activities	231,555	32,118
Cash Flows from Investing Activities:
Reliability capital expenditures	(17,467)	(12,718)
Strategic capital expenditures	(145,728)	(198,421)
Investment in other long-term assets	—	(2,286)
Proceeds from sale or disposition of assets	3,732	31,006
Proceeds from the San Antonio Refinery Sale	112,715	—
Increase in note receivable from related party	(97,961)	—
Other, net	132	—
Net cash used in investing activities	(144,577)	(182,419)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	1,045,406	1,361,798
Proceeds from short-term debt borrowings	—	71,880
Proceeds from note offering, net of issuance costs	391,059	247,408
Long-term debt repayments	(1,083,955)	(1,259,878)
Short-term debt repayments	(250,577)	(71,880)
Distributions to unitholders and general partner	(196,102)	(178,152)
Payments for termination of interest rate swaps	(33,697)	(5,678)
Other, net	3,320	(408)
Net cash (used in) provided by financing activities	(124,546)	165,090
Effect of foreign exchange rate changes on cash	(3,907)	1,861
Net (decrease) increase in cash and cash equivalents	(41,475)	16,650
Cash and cash equivalents as of the beginning of the period	83,602	17,497
Cash and cash equivalents as of the end of the period	$42,127	$34,147
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 15.0% total interest in us as of June 30, 2013.
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

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2013 and 2012 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

New Accounting Pronouncements
Balance Sheet Offsetting. In December 2011, the Financial Accounting Standards Board (FASB) amended the disclosure requirements with respect to offsetting assets and liabilities. The amended guidance requires new disclosures to enable users of financial statements to reconcile differences in the offsetting requirements under U.S. GAAP and International Financial Reporting Standards. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB further amended and clarified the scope of balance sheet offsetting disclosure requirements. The amended guidance limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. The disclosures are required irrespective of whether the transactions are offset in the consolidated balance sheets. The amended guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013, and retrospective application is required. Accordingly, we adopted the amended guidance January 1, 2013, and it did not have a material impact on our disclosures.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. DISPOSITIONS

San Antonio Refinery
On January 1, 2013, we sold our fuels refinery in San Antonio, Texas (the San Antonio Refinery) and related assets, which included inventory, a terminal in Elmendorf, Texas and a pipeline connecting the terminal and refinery for approximately $117.0 million (the San Antonio Refinery Sale). We have presented the results of operations for the San Antonio Refinery and related assets, previously reported in the fuels marketing and pipeline segments, as discontinued operations for all periods presented. For the three and six months ended June 30, 2012, we allocated interest expense of $1.0 million and $1.9 million, respectively, to discontinued operations based on the ratio of net assets sold to consolidated net assets. We recognized a gain of $9.3 million on the sale, which is included in discontinued operations for the six months ended June 30, 2013.

The following table summarizes the results from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Thousands of Dollars)
Revenues	$—	$134,157	$185	$260,444

Income (loss) before income tax expense	$703	$(2,359)	$9,069	$(14,029)

As of December 31, 2012, we reclassified the assets related to the San Antonio Refinery as “Assets held for sale” on the consolidated balance sheet. The liabilities held for sale related to the San Antonio Refinery are included within “Accrued liabilities” on the consolidated balance sheet. The total assets and liabilities held for sale consisted of the following:

December 31, 2012
(Thousands of Dollars)
Inventories	$15,939
Property, plant and equipment, net	93,899
Other long-term assets, net	5,650
Assets held for sale	$115,488

Accrued liabilities (environmental reserve)	$289
Other long-term liabilities (environmental reserve)	7,621
Liabilities held for sale	$7,910

3. INVENTORIES

Inventories consisted of the following:

	June 30, 2013	December 31, 2012
	(Thousands of Dollars)
Crude oil	$4,894	$447
Finished products	162,299	164,894
Materials and supplies	8,089	7,887
Total	$175,282	$173,228

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. DEBT

Revolving Credit Agreement
During the six months ended June 30, 2013, we borrowed an aggregate $1,029.0 million under our $1.5 billion five-year revolving credit agreement (the 2012 Revolving Credit Agreement) to fund our capital expenditures and repay the $229.9 million 6.05% senior notes due March 15, 2013 and $250.0 million 5.875% senior notes due June 1, 2013. Additionally, we repaid $854.0 million of the outstanding borrowings under the 2012 Revolving Credit Agreement during the six months ended June 30, 2013. The 2012 Revolving Credit Agreement bears interest, at our option, based on either an alternative base rate or a LIBOR-based rate. The interest rate on the 2012 Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or subsequently upgraded) by certain credit rating agencies. As of June 30, 2013, our weighted average interest rate was 2.3%, which reflects current interest rate adjustments, including a credit rating downgrade by Moody’s Investors Service, Inc. (Moody’s) in January 2013.

The 2012 Revolving Credit Agreement contains customary restrictive covenants, including requiring us to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2012 Revolving Credit Agreement) not to exceed 5.00-to-1.00. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the 2012 Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of June 30, 2013, our consolidated debt coverage ratio was 4.3x, and we had $731.4 million available for borrowing.

7.625% Fixed-to-Floating Rate Subordinated Notes
On January 22, 2013, NuStar Logistics issued $402.5 million of 7.625% fixed-to-floating rate subordinated notes due January 15, 2043 (the Subordinated Notes), including the underwriters’ option to purchase up to an additional $52.5 million principal amount of the notes, which was exercised in full. We received proceeds of approximately $391.1 million, net of $11.4 million of deferred issuance costs, which we used for general partnership purposes, including repayment of outstanding borrowings under our 2012 Revolving Credit Agreement. The Subordinated Notes are fully and unconditionally guaranteed on an unsecured and subordinated basis by NuStar Energy and NuPOP.
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

Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, Louisiana issued, pursuant to the Gulf Opportunity Zone Act of 2005, tax-exempt revenue bonds (GoZone Bonds) associated with our St. James, Louisiana terminal expansions. The GoZone Bonds bear interest based on a weekly tax-exempt bond market interest rate, and we pay interest monthly. The interest rate was 0.1% as of June 30, 2013. Following the issuance, the proceeds were deposited with a trustee and are disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansions. We include the amount remaining in trust in “Other long-term assets, net,” and we include the amount of bonds issued in “Long-term debt, less current portion” on the consolidated balance sheets. For the six months ended June 30, 2013, we received $16.4 million from the trustee. As of June 30, 2013, the amount remaining in trust totaled $110.1 million.

Port Authority of Corpus Christi Note Payable
In February 2013, we repaid the remaining principal balance of $0.6 million on our $12.0 million note payable due to the Port of Corpus Christi Authority of Nueces County, Texas.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other
In January 2013, Moody’s lowered our credit rating to Ba1 from Baa3. This downgrade caused the interest rates on the 2012 Revolving Credit Agreement, NuStar Terminals Limited’s £21 million amended and restated term loan agreement and NuStar Logistics’ $350.0 million of 7.65% senior notes due 2018 to increase by 0.375%, 0.375% and 0.25%, respectively, effective January 2013. This downgrade may also require us to provide additional credit support for certain contracts, although as of June 30, 2013, we have not been required to provide any additional credit support.

5. COMMITMENTS AND CONTINGENCIES

Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of June 30, 2013, we have accrued $0.6 million for contingent losses. The amount that will ultimately be paid related to these matters may differ from the recorded accruals, and the timing of such payments is uncertain. In addition, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

Commitments
On July 5, 2013, PDVSA-Petróleo S.A. (PDVSA) and NuStar Logistics entered into an amendment (the Amendment) of that certain Crude Oil Sales Agreement dated effective as of March 1, 2008 (the CSA). The CSA was originally entered into between PDVSA and NuStar Marketing LLC (Marketing) and was assigned to NuStar Logistics in connection with NuStar Energy’s September 28, 2012 sale of a 50% ownership interest in its asphalt operations. The Amendment, effective as of October 1, 2012, memorialized the reduction of the crude oil purchase obligation from PDVSA to 30,000 per day from 75,000 barrels per day, and each party waived any claims related to prior delivery or purchasing shortfalls. This reduces the future minimum payments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 by $1,426.8 million for each of the years ended December 31, 2013 and 2014 and by $356.7 million for the year ended December 31, 2015. See Note 8. Related Party Transactions for a discussion of our crude oil supply agreement with Asphalt JV.

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

Interest Rate Swaps. We estimated the fair value of both our fixed-to-floating and forward-starting interest rate swaps using discounted cash flows, which used observable inputs such as time to maturity and market interest rates.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following assets and liabilities are measured at fair value:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$405	$—	$—	$405
Commodity derivatives	2,974	3,629	—	6,603
Other long-term assets, net:
Commodity derivatives	—	7,837	—	7,837
Accrued liabilities:
Product imbalances	(711)	—	—	(711)
Commodity derivatives	—	(8,026)	—	(8,026)
Contingent consideration	—	—	(2,818)	(2,818)
Other long-term liabilities:
Commodity derivatives	—	(506)	—	(506)
Total	$2,668	$2,934	$(2,818)	$2,784

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$1,232	$—	$—	$1,232
Commodity derivatives	1,001	8,357	—	9,358
Other long-term assets, net:
Commodity derivatives	—	9,206	—	9,206
Accrued liabilities:
Product imbalances	(1,686)	—	—	(1,686)
Commodity derivatives	—	(19,210)	—	(19,210)
Interest rate swaps	—	(40,911)	—	(40,911)
Contingent consideration	—	—	(9,600)	(9,600)
Total	$547	$(42,558)	$(9,600)	$(51,611)

Contingent Consideration
On December 13, 2012, NuStar Logistics acquired certain assets, including 100% of the partnership interest in TexStar Crude Oil Pipeline, LP, from TexStar Midstream Services, LP and certain of its affiliates (collectively, TexStar) for approximately $325.0 million (the TexStar Asset Acquisition), which included contingent consideration.

In connection with the TexStar Asset Acquisition, we could be obligated to pay consideration to TexStar, such obligation being dependent upon the cost of work required to complete certain assets and obtain outstanding real estate rights (the Contingent Consideration). We estimated the fair value of the Contingent Consideration using a probability-weighted discounted cash flow model, which reflects possible outcomes and our estimates of the probabilities of those outcomes. Our estimate of the fair value is based on significant inputs not observable in the market and thus falls within Level 3 of the fair value hierarchy. The probability-weighted cash flows were discounted using a discount rate of 11%.

Based on our assessment of the costs necessary to complete the assets in accordance with our agreement with TexStar, and considering the probability of possible outcomes, we determined that it is unlikely we would be obligated to pay a portion of the Contingent Consideration. The undiscounted amount of potential future payments that we could be required to make under the applicable agreements is between $0 and $9.3 million.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity in our Level 3 liabilities for contingent consideration:

Six Months Ended June 30, 2013
(Thousands of Dollars)
Beginning balance	$9,600
Amounts settled	(1,114)
Changes in fair value recorded in earnings:
Operating expenses	(6,500)
Interest expense	832
Ending balance	$2,818

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, any note receivables from related parties, payables and debt in our consolidated balance sheets at their carrying amount. The fair values of these financial instruments, except for a note receivable from related party and debt, approximate their carrying amounts. The estimated fair value and carrying amounts of the note receivable from related party and debt were as follows:

	June 30, 2013		December 31, 2012
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(Thousands of Dollars)
Debt	$2,486,717	$2,500,948	$2,377,120	$2,411,004
Note receivable from related party	$143,416	$193,672	$91,705	$95,711

We estimated the fair value of our publicly-traded senior notes based upon quoted prices in active markets; therefore, we determined that the fair value of our publicly traded senior notes falls in Level 1 of the fair value hierarchy. For our other debt, for which a quoted market price is not available, we estimated the fair value using a discounted cash flow analysis using current incremental borrowing rates for similar types of borrowing arrangements and determined that the fair value falls in Level 2 of the fair value hierarchy.

We estimated the fair value of the note receivable from related party using discounted cash flows, which use inputs such as time to maturity and estimated market interest rates, and determined the fair value falls in Level 3 of the fair value hierarchy. See Note 8. Related Party Transactions for additional information on the NuStar JV Facility.

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
Interest Rate Risk
We were a party to certain interest rate swap agreements to manage our exposure to changes in interest rates, which included forward-starting interest rate swap agreements related to the interest payments associated with forecasted probable debt issuances in 2013. We entered into these swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. These swaps qualified, and we designated them, as cash flow hedges of future interest payments associated with forecasted debt issuances. In connection with the maturity of the 6.05% senior notes due March 15, 2013 and 5.875% senior notes due June 1, 2013, we terminated forward-starting interest rate swap agreements with an aggregate notional amount of $275.0 million. We paid $33.7 million in connection with the terminations, which we will reclassify out of “Accumulated other comprehensive loss” and into “Interest expense, net” as the interest payments occur or if the interest payments are probable not to occur. During the second quarter of 2013, we determined that one forecasted interest payment was probable not to occur, and we reclassified $2.0 million out of “Accumulated other comprehensive loss.” As of June 30, 2013, we had no forward-starting interest rate swaps.

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

To determine the volume represented by commodity contracts, we combined the volume of our long and short open positions on an absolute basis, which totaled 21.8 million barrels and 18.4 million barrels as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013 and December 31, 2012, we had $4.4 million and $6.2 million, respectively, of margin deposits related to our derivative instruments.

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Commodity contracts	Other current assets	$3,154	$1,471	$(1,071)	$(811)
Interest rate swaps	Accrued liabilities	—	—	—	(40,911)
Total		3,154	1,471	(1,071)	(41,722)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	25,922	22,269	(21,402)	(13,571)
Commodity contracts	Other long-term assets, net	24,657	39,322	(16,820)	(30,116)
Commodity contracts	Accrued liabilities	7,998	17,406	(16,024)	(36,616)
Commodity contracts	Other long-term liabilities	8,346	—	(8,852)	—
Total		66,923	78,997	(63,098)	(80,303)

Total Derivatives		$70,077	$80,468	$(64,169)	$(122,025)

Certain of our derivative instruments are eligible for offset in the consolidated balance sheets and subject to master netting arrangements. Under our master netting arrangements, there is a legally enforceable right to offset amounts, and we intend to settle such amounts on a net basis. The following are the net amounts presented on the consolidated balance sheets:

Commodity Contracts	June 30, 2013	December 31, 2012
	(Thousands of Dollars)
Net amounts of assets presented in the consolidated balance sheets	$14,440	$18,564
Net amounts of liabilities presented in the consolidated balance sheets	$(8,532)	$(19,210)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The earnings impact of our derivative activity was as follows:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Three months ended June 30, 2013:
Commodity contracts	Cost of product sales	$9,188	$(12,118)	$(2,930)

Three months ended June 30, 2012:
Interest rate swaps	Interest expense, net	$(19,573)	$19,573	$—
Commodity contracts	Cost of product sales	5,222	(5,837)	(615)
Total		$(14,351)	$13,736	$(615)

Six months ended June 30, 2013:
Commodity contracts	Cost of product sales	$7,912	$(10,482)	$(2,570)

Six months ended June 30, 2012:
Interest rate swaps	Interest expense, net	$(17,345)	$17,345	$—
Commodity contracts	Cost of product sales	2,635	(3,447)	(812)
Total		$(14,710)	$13,898	$(812)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Income Statement Location (a)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Thousands of Dollars)		(Thousands of Dollars)
Three months ended June 30, 2013:
Interest rate swaps	$2,526	Interest expense, net	$(2,475)	$—

Three months ended June 30, 2012:
Interest rate swaps	$(16,749)	Interest expense, net	$(629)	$—
Commodity contracts	4,461	Income (loss) from discontinued operations	(8,518)	—
Total	$(12,288)		$(9,147)	$—

Six months ended June 30, 2013:
Interest rate swaps	$7,213	Interest expense, net	$(2,962)	$—

Six months ended June 30, 2012:
Interest rate swaps	$(13,451)	Interest expense, net	$(1,052)	$—
Commodity contracts	(52,660)	Income (loss) from discontinued operations	(15,862)	4,010
Total	$(66,111)		$(16,914)	$4,010

(a)
Amounts are included in specified location for both the gain (loss) reclassified from accumulated other comprehensive income (OCI) into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion).

(b)
For the three and six months ended June 30, 2013, this amount includes losses of $2.0 million that we reclassified to “Interest expense, net” as we determined one interest payment associated with a forecasted debt issuance was probable not to occur.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Three months ended June 30, 2013:
Commodity contracts	Cost of product sales	$7,276
Commodity contracts	Operating expenses	1
Total		$7,277

Three months ended June 30, 2012:
Commodity contracts	Revenues	$(8,164)
Commodity contracts	Cost of product sales	17,229
Commodity contracts	Income (loss) from discontinued operations	11,026
Total		$20,091

Six months ended June 30, 2013:
Commodity contracts	Cost of product sales	$449
Commodity contracts	Income (loss) from discontinued operations	(218)
Total		$231

Six months ended June 30, 2012:
Commodity contracts	Revenues	$(7,654)
Commodity contracts	Cost of product sales	21,390
Commodity contracts	Income (loss) from discontinued operations	2,547
Total		$16,283

For derivatives designated as cash flow hedging instruments, once a hedged transaction occurs, we reclassify the effective portion from accumulated OCI to “Cost of product sales” or “Interest expense, net.” As of June 30, 2013, we expect to reclassify a loss of $4.1 million to “Interest expense, net” within the next twelve months.

8. RELATED PARTY TRANSACTIONS

The following table summarizes information pertaining to related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Thousands of Dollars)
Revenues	$11,796	$788	$13,807	$1,485
Operating expenses	$33,139	$34,987	$66,130	$71,764
General and administrative expenses	$12,528	$13,359	$31,312	$32,508
Interest income	$1,610	$—	$2,732	$—
Expenses included in discontinued operations, net of tax	$(186)	$2,115	$196	$4,290

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

We had a payable to NuStar GP, LLC of $10.3 million and $1.4 million as of June 30, 2013 and December 31, 2012, respectively, with both amounts representing payroll, employee benefit plan expenses and unit-based compensation. We also

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

had a long-term payable to NuStar GP, LLC as of June 30, 2013 and December 31, 2012 of $26.7 million and $18.1 million, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits.

Asphalt JV
On September 28, 2012, we sold a 50% ownership interest in NuStar Asphalt LLC (Asphalt JV), previously a wholly owned subsidiary. Asphalt JV owns and operates the asphalt refining assets that were previously wholly owned by NuStar Energy. Unless otherwise indicated, the term “Asphalt JV” is used in this report to refer to NuStar Asphalt LLC, to one or more of its consolidated subsidiaries or to all of them taken as a whole.

Financing Agreements and Credit Support. The NuStar JV Facility is an unsecured revolving credit facility provided by NuStar Energy to Asphalt JV in an aggregate principal amount not to exceed $250.0 million for a term of seven years. As of June 30, 2013 and December 31, 2012, our note receivable from Asphalt JV totaled $193.7 million and $95.7 million, respectively, under the NuStar JV Facility.

In addition, during the term of the NuStar JV Facility, NuStar Energy will provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million. As of June 30, 2013, NuStar Energy has provided guarantees for commodity purchases, lease obligations and certain utilities for Asphalt JV with an aggregate maximum potential exposure of $106.8 million. In addition, NuStar Energy has provided two guarantees to suppliers that do not specify a maximum amount, but for which we believe any amounts due would be minimal. A majority of these guarantees have no expiration date. As of June 30, 2013, NuStar Energy has also provided $12.3 million in letters of credit. In the event that NuStar Energy must fund its obligation under these guarantees or letters of credit, that amount will be added to borrowings under the NuStar JV Facility, but it will not reduce the availability under the NuStar JV Facility.

Crude Oil Supply Agreement. We entered into a crude oil supply agreement with Asphalt JV (the Asphalt JV Crude Oil Supply Agreement) that commits Asphalt JV to purchase from us in a given year the lesser of (i) the number of barrels of crude oil required to be purchased by us from PDVSA under the CSA for such year or (ii) 35,000 barrels per day of crude oil multiplied by the number of days in such year. On July 5, 2013, we entered into an amendment of the CSA. See Note 5. Commitments and Contingencies for additional discussion of the amendment. As of June 30, 2013 and December 31, 2012, we had a receivable from Asphalt JV of $77.7 million and $109.4 million, respectively, mainly associated with crude oil sales under the Asphalt JV Crude Oil Supply Agreement.

Variable Interest Entity. We determined the equity of Asphalt JV is not sufficient to finance its activities without additional subordinated support, including support provided by us as described above. Therefore, we determined Asphalt JV is a variable interest entity (VIE). We analyzed our relationship with Asphalt JV, including our representation on the board of members, our equity interests and our rights under the various agreements with Asphalt JV and determined that we do not have the power to direct the activities most significant to the economic performance of Asphalt JV. As a result, we are not the primary beneficiary of Asphalt JV, and we report our 50% ownership in Asphalt JV using the equity method of accounting. Therefore, we have presented our investment in Asphalt JV within “Investment in joint ventures” on the consolidated balance sheets as of June 30, 2013 and December 31, 2012.

Our maximum exposure to loss as a result of our involvement with Asphalt JV is approximately $490.4 million as of June 30, 2013, which consists of: (i) our investment in Asphalt JV of $12.7 million; (ii) up to $250.0 million under the NuStar JV Facility; (iii) up to $150.0 million for credit support, including guarantees; and (iv) a receivable from Asphalt JV of $77.7 million. Subsequent to June 30, 2013, the balance outstanding under the NuStar Facility increased to approximately $250.0 million, the contractual limit of the credit available thereunder.  Should we elect to lend or contribute capital to Asphalt JV, if it were to reach the limits of its liquidity, our maximum exposure relating to Asphalt JV could increase accordingly.

Services Agreement Between Asphalt JV and NuStar GP,LLC. In conjunction with the Asphalt Sale, NuStar GP, LLC entered into a services agreement with Asphalt JV, effective September 28, 2012 (the Asphalt JV Services Agreement). The Asphalt JV Services Agreement provides that NuStar GP, LLC will furnish certain administrative and other operating services necessary to conduct the business of Asphalt JV. Asphalt JV will compensate NuStar GP, LLC for these services through an annual fee totaling $10.0 million, subject to adjustment based on the annual merit increase percentage applicable to NuStar GP, LLC employees for the most recently completed contract year. The Asphalt JV Services Agreement will terminate on December 31, 2017 and will automatically renew for successive two-year terms. Asphalt JV may terminate the Asphalt JV Services Agreement at any time, with 180 days prior written notice or reduce the level of service with 45 days prior written notice. In the first and second quarters of 2013, Asphalt JV provided written notice to reduce the level of services that NuStar GP, LLC provides to Asphalt JV.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. PARTNERS’ EQUITY

Partners’ Equity Activity
The following table summarizes changes in the carrying amount of equity attributable to NuStar Energy L.P. partners and noncontrolling interest:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity
	(Thousands of Dollars)
Beginning balance	$2,497,017	$12,163	$2,509,180	$2,751,062	$13,156	$2,764,218
Net income (loss)	33,086	(117)	32,969	(246,737)	(73)	(246,810)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(7,820)	(912)	(8,732)	(3,815)	(235)	(4,050)
Net unrealized gain (loss) on cash flow hedges	2,526	—	2,526	(12,288)	—	(12,288)
Net loss reclassified on cash flow hedges into interest expense, net	2,475	—	2,475	629	—	629
Net loss reclassified on cash flow hedges into income (loss) from discontinued operations	—	—	—	8,518	—	8,518
Total other comprehensive (loss) income	(2,819)	(912)	(3,731)	(6,956)	(235)	(7,191)
Cash distributions to partners	(98,051)	—	(98,051)	(89,076)	—	(89,076)
Other	(101)	—	(101)	(24)	—	(24)
Ending balance	$2,429,132	$11,134	$2,440,266	$2,408,269	$12,848	$2,421,117

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity
	(Thousands of Dollars)
Beginning balance	$2,572,384	$12,611	$2,584,995	$2,852,201	$12,134	$2,864,335
Net income (loss)	57,651	(278)	57,373	(220,386)	(170)	(220,556)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(15,097)	(1,199)	(16,296)	4,096	884	4,980
Net unrealized gain (loss) on cash flow hedges	7,213	—	7,213	(66,111)	—	(66,111)
Net loss reclassified on cash flow hedges into interest expense, net	2,962	—	2,962	1,052	—	1,052
Net loss reclassified on cash flow hedges into income (loss) from discontinued operations	—	—	—	15,862	—	15,862
Total other comprehensive (loss) income	(4,922)	(1,199)	(6,121)	(45,101)	884	(44,217)
Cash distributions to partners	(196,102)	—	(196,102)	(178,152)	—	(178,152)
Other	121	—	121	(293)	—	(293)
Ending balance	$2,429,132	$11,134	$2,440,266	$2,408,269	$12,848	$2,421,117

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Thousands of Dollars)
Net income (loss) attributable to NuStar Energy L.P.	$33,086	$(246,737)	$57,651	$(220,386)
Less general partner incentive distribution	10,805	9,816	21,610	19,632
Net income (loss) after general partner incentive distribution	22,281	(256,553)	36,041	(240,018)
General partner interest	2%	2%	2%	2%
General partner allocation of net income (loss) after general partner incentive distribution	446	(5,131)	722	(4,800)
General partner incentive distribution	10,805	9,816	21,610	19,632
Net income applicable to general partner	$11,251	$4,685	$22,332	$14,832

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Distributions
On May 10, 2013, we paid a quarterly cash distribution totaling $98.1 million, or $1.095 per unit, related to the first quarter of 2013. On July 26, 2013, we announced a quarterly cash distribution of $1.095 per unit related to the second quarter of 2013. This distribution will be paid on August 9, 2013 to unitholders of record on August 5, 2013 and will total $98.1 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,782	$3,922	$3,564
General partner incentive distribution	10,805	9,816	21,610	19,632
Total general partner distribution	12,766	11,598	25,532	23,196
Limited partners’ distribution	85,285	77,478	170,570	154,956
Total cash distributions	$98,051	$89,076	$196,102	$178,152

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$2.190	$2.190

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

The following table details the calculation of earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income (loss) attributable to NuStar Energy L.P.	$33,086	$(246,737)	$57,651	$(220,386)
Less general partner distribution (including IDR)	12,766	11,598	25,532	23,196
Less limited partner distribution	85,285	77,478	170,570	154,956
Distributions in excess of earnings	$(64,965)	$(335,813)	$(138,451)	$(398,538)

General partner earnings:
Distributions	$12,766	$11,598	$25,532	$23,196
Allocation of distributions in excess of earnings (2%)	(1,299)	(6,717)	(2,768)	(7,972)
Total	$11,467	$4,881	$22,764	$15,224

Limited partner earnings:
Distributions	$85,285	$77,478	$170,570	$154,956
Allocation of distributions in excess of earnings (98%)	(63,666)	(329,096)	(135,683)	(390,566)
Total	$21,619	$(251,618)	$34,887	$(235,610)

Weighted-average limited partner units outstanding	77,886,078	70,756,078	77,886,078	70,756,078

Net income (loss) per unit applicable to limited partners	$0.28	$(3.56)	$0.45	$(3.33)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. STATEMENTS OF CASH FLOWS
Changes in current assets and current liabilities were as follows:

	Six Months Ended June 30,
	2013	2012
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$109,696	$60,424
Receivable from related parties	31,730	—
Inventories	(2,099)	(76,778)
Income tax receivable	1,213	2,216
Other current assets	20,375	(43,458)
Increase (decrease) in current liabilities:
Accounts payable	(81,929)	(31,345)
Payable to related party	8,950	10,836
Accrued interest payable	1,951	(2,188)
Accrued liabilities	(29,854)	4,260
Taxes other than income tax	(1,334)	649
Income tax payable	1,178	(704)
Changes in current assets and current liabilities	$59,877	$(76,088)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable balance sheets due to the effect of foreign currency translation.

Cash flows related to interest and income taxes were as follows:

	Six Months Ended June 30,
	2013	2012
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$59,371	$55,639
Cash paid for income taxes, net of tax refunds received	$6,003	$15,265

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Thousands of Dollars)
Revenues:
Storage:
Third parties	$133,465	$133,187	$264,879	$260,874
Intersegment	8,499	18,818	19,393	35,863
Related party	3,151	788	5,162	1,485
Total storage	145,115	152,793	289,434	298,222
Pipeline	96,976	74,607	190,253	152,368
Fuels marketing:
Third parties	661,959	1,559,166	1,434,967	2,962,426
Related party	8,645	—	8,645	—
Total fuels marketing	670,604	1,559,166	1,443,612	2,962,426
Consolidation and intersegment eliminations	(8,499)	(18,818)	(19,393)	(35,863)
Total revenues	$904,196	$1,767,748	$1,903,906	$3,377,153

Operating income:
Storage	$41,737	$54,127	$92,915	$110,274
Pipeline	51,227	31,560	91,108	68,776
Fuels marketing	3,432	(290,873)	1,839	(296,266)
Consolidation and intersegment eliminations	(101)	8	(113)	38
Total segment operating income	96,295	(205,178)	185,749	(117,178)
General and administrative expenses	19,653	23,134	47,147	50,301
Other depreciation and amortization expense	2,599	2,039	5,097	3,853
Other asset impairment loss	—	3,295	—	3,295
Gain on legal settlement	—	(28,738)	—	(28,738)
Total operating income	$74,043	$(204,908)	$133,505	$(145,889)

Total assets by reportable segment were as follows:

	June 30, 2013	December 31, 2012
	(Thousands of Dollars)
Storage	$2,628,077	$2,627,946
Pipeline	1,738,362	1,720,711
Fuels marketing	724,988	885,661
Total segment assets	5,091,427	5,234,318
Other partnership assets	321,971	378,771
Total consolidated assets	$5,413,398	$5,613,089

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

Condensed Consolidating Balance Sheets
June 30, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$7,035	$9	$—	$35,083	$—	$42,127
Receivables, net	10	136,230	7,344	242,723	(30,422)	355,885
Inventories	—	2,402	2,878	170,145	(143)	175,282
Income tax receivable	—	—	—	25	—	25
Other current assets	—	23,216	1,384	20,026	—	44,626
Assets held for sale	—	2,847	—	—	—	2,847
Intercompany receivable	—	381,714	391,760	—	(773,474)	—
Total current assets	7,045	546,418	403,366	468,002	(804,039)	620,792
Property, plant and equipment, net	—	1,506,210	574,250	1,219,629	—	3,300,089
Intangible assets, net	—	17,863	—	67,422	—	85,285
Goodwill	—	145,990	170,652	632,112	—	948,754
Investment in wholly owned subsidiaries	2,995,743	169,600	1,224,352	2,369,882	(6,759,577)	—
Investment in joint ventures	—	12,704	—	64,650	—	77,354
Deferred income tax asset	—	—	—	4,424	—	4,424
Note receivable from related party	—	193,672	—	—	—	193,672
Other long-term assets, net	491	143,262	26,331	12,944	—	183,028
Total assets	$3,003,279	$2,735,719	$2,398,951	$4,839,065	$(7,563,616)	$5,413,398
Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$—	$—	$31,886	$—	$31,886
Payables	—	124,895	22,049	210,499	(27,742)	329,701
Accrued interest payable	—	25,677	—	15	—	25,692
Accrued liabilities	600	14,847	4,760	20,821	—	41,028
Taxes other than income tax	—	6,390	3,005	1,885	(2,680)	8,600
Income tax payable	—	212	2	3,581	—	3,795
Intercompany payable	509,760	—	—	263,714	(773,474)	—
Total current liabilities	510,360	172,021	29,816	532,401	(803,896)	440,702
Long-term debt, less current portion	—	2,469,062	—	—	—	2,469,062
Long-term payable to related party	—	21,294	—	5,442	—	26,736
Deferred income tax liability	—	—	—	30,194	—	30,194
Other long-term liabilities	—	796	392	5,250	—	6,438
Total partners’ equity	2,492,919	72,546	2,368,743	4,265,778	(6,759,720)	2,440,266
Total liabilities and partners’ equity	$3,003,279	$2,735,719	$2,398,951	$4,839,065	$(7,563,616)	$5,413,398
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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended June 30, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$103,007	$47,894	$762,326	$(9,031)	$904,196
Costs and expenses	440	48,354	36,028	754,262	(8,931)	830,153
Operating (loss) income	(440)	54,653	11,866	8,064	(100)	74,043
Equity in earnings of subsidiaries	33,526	1,145	7,733	17,599	(60,003)	—
Equity in (loss) earnings of joint ventures	—	(11,970)	—	1,842	—	(10,128)
Interest expense, net	—	(27,547)	(1,994)	(137)	—	(29,678)
Other (expense) income, net	—	(342)	11	2,534	—	2,203
Income from continuing operations before income tax expense	33,086	15,939	17,616	29,902	(60,103)	36,440
Income tax expense	—	88	1	4,085	—	4,174
Income from continuing operations	33,086	15,851	17,615	25,817	(60,103)	32,266
Income from discontinued operations, net of tax	—	3	—	700	—	703
Net income	33,086	15,854	17,615	26,517	(60,103)	32,969
Less net loss attributable to noncontrolling interest	—	—	—	(117)	—	(117)
Net income attributable to NuStar Energy L.P.	$33,086	$15,854	$17,615	$26,634	$(60,103)	$33,086

Comprehensive income	$33,086	$20,028	$17,615	$18,612	$(60,103)	$29,238
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(1,029)	—	(1,029)
Comprehensive income attributable to NuStar Energy L.P.	$33,086	$20,028	$17,615	$19,641	$(60,103)	$30,267

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$82,824	$45,191	$1,647,223	$(7,490)	$1,767,748
Costs and expenses	385	50,662	31,739	1,897,427	(7,557)	1,972,656
Operating (loss) income	(385)	32,162	13,452	(250,204)	67	(204,908)
Equity in (loss) earnings of subsidiaries	(246,352)	(303,735)	36,613	45,770	467,704	—
Equity in earnings of joint venture	—	—	—	2,381	—	2,381
Interest expense, net	—	(19,712)	(2,828)	(307)	—	(22,847)
Other income (expense), net	—	103	(109)	(2,810)	—	(2,816)
(Loss) income from continuing operations before income tax expense	(246,737)	(291,182)	47,128	(205,170)	467,771	(228,190)
Income tax expense	—	51	1,328	14,897	—	16,276
(Loss) income from continuing operations	(246,737)	(291,233)	45,800	(220,067)	467,771	(244,466)
Loss from discontinued operations, net of tax	—	(664)	—	(1,647)	(33)	(2,344)
Net (loss) income	(246,737)	(291,897)	45,800	(221,714)	467,738	(246,810)
Less net loss attributable to noncontrolling interest	—	—	—	(73)	—	(73)
Net (loss) income attributable to NuStar Energy L.P.	$(246,737)	$(291,897)	$45,800	$(221,641)	$467,738	$(246,737)

Comprehensive (loss) income	$(246,737)	$(308,017)	$45,800	$(212,785)	$467,738	$(254,001)
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(308)	—	(308)
Comprehensive (loss) income attributable to NuStar Energy L.P.	$(246,737)	$(308,017)	$45,800	$(212,477)	$467,738	$(253,693)

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Six Months Ended June 30, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$201,870	$100,520	$1,618,572	$(17,056)	$1,903,906
Costs and expenses	931	114,467	72,037	1,599,910	(16,944)	1,770,401
Operating (loss) income	(931)	87,403	28,483	18,662	(112)	133,505
Equity in earnings of subsidiaries	58,582	7,643	15,758	39,165	(121,148)	—
Equity in (loss) earnings of joint ventures	—	(23,511)	—	2,240	—	(21,271)
Interest expense, net	—	(54,337)	(5,017)	(437)	—	(59,791)
Other income (expense), net	—	2,466	(73)	178	—	2,571
Income from continuing operations before income tax expense	57,651	19,664	39,151	59,808	(121,260)	55,014
Income tax expense	—	274	3	6,433	—	6,710
Income from continuing operations	57,651	19,390	39,148	53,375	(121,260)	48,304
Income from discontinued operations, net of tax	—	28	—	9,041	—	9,069
Net income	57,651	19,418	39,148	62,416	(121,260)	57,373
Less net loss attributable to noncontrolling interest	—	—	—	(278)	—	(278)
Net income attributable to NuStar Energy L.P.	$57,651	$19,418	$39,148	$62,694	$(121,260)	$57,651

Comprehensive income	$57,651	$30,560	$39,148	$45,153	$(121,260)	$51,252
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(1,477)	—	(1,477)
Comprehensive income attributable to NuStar Energy L.P.	$57,651	$30,560	$39,148	$46,630	$(121,260)	$52,729

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$163,045	$94,283	$3,133,410	$(13,585)	$3,377,153
Costs and expenses	820	96,760	66,696	3,372,446	(13,680)	3,523,042
Operating (loss) income	(820)	66,285	27,587	(239,036)	95	(145,889)
Equity in (loss) earnings of subsidiaries	(219,566)	(328,906)	62,518	81,827	404,127	—
Equity in earnings of joint venture	—	—	—	4,767	—	4,767
Interest expense, net	—	(36,817)	(6,999)	(408)	—	(44,224)
Other income (loss), net	—	292	73	(1,814)	—	(1,449)
(Loss) income from continuing operations before income tax expense	(220,386)	(299,146)	83,179	(154,664)	404,222	(186,795)
Income tax expense	—	141	1,330	18,248	—	19,719
(Loss) income from continuing operations	(220,386)	(299,287)	81,849	(172,912)	404,222	(206,514)
Loss from discontinued operations, net of tax	—	(1,913)	—	(12,065)	(64)	(14,042)
Net (loss) income	(220,386)	(301,200)	81,849	(184,977)	404,158	(220,556)
Less net loss attributable to noncontrolling interest	—	—	—	(170)	—	(170)
Net (loss) income attributable to NuStar Energy L.P.	$(220,386)	$(301,200)	$81,849	$(184,807)	$404,158	$(220,386)

Comprehensive (loss) income	$(220,386)	$(313,599)	$81,849	$(216,795)	$404,158	$(264,773)
Less comprehensive income attributable to noncontrolling interest	—	—	—	714	—	714
Comprehensive (loss) income attributable to NuStar Energy L.P.	$(220,386)	$(313,599)	$81,849	$(217,509)	$404,158	$(265,487)

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$194,754	$89,580	$48,178	$95,165	$(196,122)	$231,555
Cash flows from investing activities:
Capital expenditures	—	(123,253)	(5,664)	(34,278)	—	(163,195)
Proceeds from sale or disposition of assets	—	3,607	20	105	—	3,732
Proceeds from the San Antonio Refinery Sale	—	112,715	—	—	—	112,715
Increase in note receivable from related party	—	(97,961)	—	—	—	(97,961)
Investment in subsidiaries	(166)	—	—	—	166	—
Other, net	166	(34)	—	—	—	132
Net cash (used in) provided by investing activities	—	(104,926)	(5,644)	(34,173)	166	(144,577)
Cash flows from financing activities:
Debt borrowings	—	1,045,406	—	—	—	1,045,406
Debt repayments	—	(1,084,532)	(250,000)	—	—	(1,334,532)
Note offering, net	—	391,059	—	—	—	391,059
Distributions to unitholders and general partner	(196,102)	(196,102)	—	(20)	196,122	(196,102)
Payments for termination of interest rate swaps	—	(33,697)	—	—	—	(33,697)
Net intercompany borrowings (repayments)	1,395	(111,226)	207,466	(97,635)	—	—
Other, net	(45)	3,335	—	196	(166)	3,320
Net cash provided by (used in) financing activities	(194,752)	14,243	(42,534)	(97,459)	195,956	(124,546)
Effect of foreign exchange rate changes on cash	—	—	—	(3,907)	—	(3,907)
Net increase (decrease) in cash and cash equivalents	2	(1,103)	—	(40,374)	—	(41,475)
Cash and cash equivalents as of the beginning of the period	7,033	1,112	—	75,457	—	83,602
Cash and cash equivalents as of the end of the period	$7,035	$9	$—	$35,083	$—	$42,127

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$177,042	$25,107	$45,687	$(30,157)	$(185,561)	$32,118
Cash flows from investing activities:
Capital expenditures	—	(153,890)	(7,745)	(49,504)	—	(211,139)
Investment in other long-term assets	—	—	—	(2,286)	—	(2,286)
Proceeds from sale or disposition of assets	—	143	19	30,844	—	31,006
Net cash used in investing activities	—	(153,747)	(7,726)	(20,946)	—	(182,419)
Cash flows from financing activities:
Debt borrowings	—	1,433,678	—	—	—	1,433,678
Debt repayments	—	(1,081,758)	(250,000)	—	—	(1,331,758)
Note offering, net	—	247,408	—	—	—	247,408
Distributions to unitholders and general partner	(178,152)	(178,152)	—	(7,417)	185,569	(178,152)
Payments for termination of interest rate swaps	—	(5,678)	—	—	—	(5,678)
Net intercompany borrowings (repayments)	1,596	(283,646)	212,039	70,019	(8)	—
Other, net	(425)	(1,720)	—	1,737	—	(408)
Net cash (used in) provided by financing activities	(176,981)	130,132	(37,961)	64,339	185,561	165,090
Effect of foreign exchange rate changes on cash	—	(1,496)	—	3,357	—	1,861
Net increase (decrease) in cash and cash equivalents	61	(4)	—	16,593	—	16,650
Cash and cash equivalents as of the beginning of the period	139	14	—	17,344	—	17,497
Cash and cash equivalents as of the end of the period	$200	$10	$—	$33,937	$—	$34,147

(a)	Non-guarantor subsidiaries are wholly owned by NuStar Energy, NuStar Logistics or NuPOP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2012, Part I, Item 1A “Risk Factors,” as updated by the risk factors disclosed in Part II, Item 1A of this Form 10-Q, as well as our subsequent current and quarterly reports, for a discussion of certain of those risks, uncertainties and assumptions.

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

OVERVIEW
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 15.0% total interest in us as of June 30, 2013. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in six sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies

Dispositions and Acquisitions
San Antonio Refinery Sale. On January 1, 2013, we sold our fuels refinery in San Antonio, Texas (the San Antonio Refinery) and related assets, which included inventory, a terminal in Elmendorf, Texas and a pipeline connecting the terminal and refinery for approximately $117.0 million (the San Antonio Refinery Sale). We have presented the results of operations for the San Antonio Refinery and related assets, previously reported in the fuels marketing and pipeline segments, as discontinued operations for all periods presented. Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of the San Antonio Refinery Sale.

Asphalt Sale. On September 28, 2012, we sold a 50% ownership interest (the Asphalt Sale) in NuStar Asphalt LLC (Asphalt JV), previously a wholly owned subsidiary. Asphalt JV owns and operates the asphalt refining assets that were previously wholly owned by NuStar Energy (collectively, the Asphalt Operations). Upon closing, we deconsolidated Asphalt JV and started reporting our remaining investment in Asphalt JV using the equity method of accounting. The results of the Asphalt Operations were previously included in the fuels marketing segment.

TexStar Asset Acquisition. On December 13, 2012, NuStar Logistics completed its acquisition of the TexStar Crude Oil Assets
(as defined below), including 100% of the partnership interest in TexStar Crude Oil Pipeline, LP, from TexStar Midstream
Services, LP and certain of its affiliates (collectively, TexStar) for approximately $325.0 million (the TexStar Asset Acquisition). The TexStar Crude Oil Assets consist of approximately 140 miles of crude oil pipelines and gathering lines, as well as five terminals and storage facilities providing 0.6 million barrels of storage capacity. The condensed consolidated statements of comprehensive income (loss) include the results of operations for the TexStar Asset Acquisition in the pipeline segment commencing on December 13, 2012.

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
Pipeline. We own common carrier refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 5,484 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. The East and North Pipelines also include 21 terminals providing storage capacity of 4.9 million barrels, and the East Pipeline includes two tank farms providing storage capacity of 1.4 million barrels. In addition, we own a 2,000 mile anhydrous Ammonia Pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. We also own 1,137 miles of crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois, as well as 3.2 million barrels of crude storage in Texas and Oklahoma located along those crude oil pipelines. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in our Ammonia Pipeline.
Fuels Marketing. In 2013, in order to better reflect the current operations of this segment, we renamed this segment the “Fuels Marketing Segment.” We believe this name is a more accurate description of the operations that remain after our deconsolidation of the Asphalt Operations in the third quarter of 2012 and the January 2013 sale of the San Antonio Refinery. Within our fuels marketing operations, we purchase crude oil and refined petroleum products for resale. The results of operations for the fuels marketing segment depend largely on the margin between our cost and the sales prices of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of the storage and pipeline segments. We enter into derivative contracts to attempt to mitigate the effects of commodity price fluctuations.

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Change
	2013	2012
Statement of Income Data:
Revenues:
Services revenues	$233,633	$211,657	$21,976
Product sales	670,563	1,556,091	(885,528)
Total revenues	904,196	1,767,748	(863,552)

Costs and expenses:
Cost of product sales	648,766	1,528,059	(879,293)
Operating expenses	115,072	134,497	(19,425)
General and administrative expenses	19,653	23,134	(3,481)
Depreciation and amortization expense	46,662	43,926	2,736
Asset impairment loss	—	249,646	(249,646)
Goodwill impairment loss	—	22,132	(22,132)
Gain on legal settlement	—	(28,738)	28,738
Total costs and expenses	830,153	1,972,656	(1,142,503)

Operating income	74,043	(204,908)	278,951
Equity in (loss) earnings of joint ventures	(10,128)	2,381	(12,509)
Interest expense, net	(31,288)	(22,847)	(8,441)
Interest income from related party	1,610	—	1,610
Other income (expense), net	2,203	(2,816)	5,019
Income (loss) from continuing operations before income tax expense	36,440	(228,190)	264,630
Income tax expense	4,174	16,276	(12,102)
Income (loss) from continuing operations	32,266	(244,466)	276,732
Income (loss) from discontinued operations, net of tax	703	(2,344)	3,047
Net income (loss)	$32,969	$(246,810)	$279,779
Net income (loss) per unit applicable to limited partners:
Continuing operations	$0.27	$(3.53)	$3.80
Discontinued operations	0.01	(0.03)	0.04
Total	$0.28	$(3.56)	$3.84
Weighted-average limited partner units outstanding	77,886,078	70,756,078	7,130,000

Highlights
Net income increased $279.8 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily due to an operating loss of $290.9 million in the fuels marketing segment for the three months ended June 30, 2012. The operating loss of the fuels marketing segment mainly resulted from an asset impairment charge of $266.4 million in the second quarter of 2012 related to the goodwill and long-lived assets of our asphalt operations. In addition, as a result of the Asphalt Sale, the fuels marketing segment includes the results of the Asphalt Operations for the three months ended June 30, 2012, but not for the three months ended June 30, 2013.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended June 30,		Change
	2013	2012
Storage:
Throughput (barrels/day)	813,345	747,774	65,571
Throughput revenues	$26,626	$22,193	$4,433
Storage lease revenues	118,489	130,600	(12,111)
Total revenues	145,115	152,793	(7,678)
Operating expenses	75,969	73,413	2,556
Depreciation and amortization expense	27,409	23,127	4,282
Asset impairment loss	—	2,126	(2,126)
Segment operating income	$41,737	$54,127	$(12,390)
Pipeline:
Refined products pipelines throughput (barrels/day)	459,663	459,163	500
Crude oil pipelines throughput (barrels/day)	350,850	291,880	58,970
Total throughput (barrels/day)	810,513	751,043	59,470
Throughput revenues	$96,976	$74,607	$22,369
Operating expenses	29,101	30,027	(926)
Depreciation and amortization expense	16,648	13,020	3,628
Segment operating income	$51,227	$31,560	$19,667
Fuels Marketing:
Product sales	$670,604	$1,559,166	$(888,562)
Cost of product sales	654,202	1,534,391	(880,189)
Gross margin	16,402	24,775	(8,373)
Operating expenses	12,964	43,551	(30,587)
Depreciation and amortization expense	6	5,740	(5,734)
Asset and goodwill impairment loss	—	266,357	(266,357)
Segment operating income (loss)	$3,432	$(290,873)	$294,305
Consolidation and Intersegment Eliminations:
Revenues	$(8,499)	$(18,818)	$10,319
Cost of product sales	(5,436)	(6,332)	896
Operating expenses	(2,962)	(12,494)	9,532
Total	$(101)	$8	$(109)
Consolidated Information:
Revenues	$904,196	$1,767,748	$(863,552)
Cost of product sales	648,766	1,528,059	(879,293)
Operating expenses	115,072	134,497	(19,425)
Depreciation and amortization expense	44,063	41,887	2,176
Asset and goodwill impairment loss	—	268,483	(268,483)
Segment operating income (loss)	96,295	(205,178)	301,473
General and administrative expenses	19,653	23,134	(3,481)
Other depreciation and amortization expense	2,599	2,039	560
Other asset impairment loss	—	3,295	(3,295)
Gain on legal settlement	—	(28,738)	28,738
Consolidated operating income (loss)	$74,043	$(204,908)	$278,951

Storage
Throughput revenues increased $4.4 million and throughputs increased 65,571 barrels per day for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. Throughputs increased 96,851 barrels per day and revenues increased $5.3 million as a result of changing our Corpus Christi crude storage tank facility from a lease-based to a throughput-based facility in July 2012 in connection with the Eagle Ford Shale projects in our pipeline segment. These increases were offset by a decrease in throughputs of 31,280 barrels per day and a decrease in revenues of $0.9 million primarily due to turnarounds at the refineries served by our Benicia crude oil storage tanks and McKee refined products terminals, as well as a weak demand and a pipeline connection project that required us to temporarily suspend shipments on the pipeline affecting certain terminals serving the Three Rivers refinery.

Storage lease revenues decreased $12.1 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily due to:

•	a decrease of $10.3 million at various domestic terminals, mainly as a result of reduced demand in several markets, resulting in lower throughputs, storage fees and reimbursable revenues;

•	a decrease of $4.1 million at our Corpus Christi crude storage tank facility due to the change to throughput-based fees in July 2012;

•	a decrease of $3.2 million at our St. Eustatius terminal facility mainly due to decreased throughput and related handling fees, reimbursable revenues and dockage revenues;

•	a decrease of $2.2 million at asphalt terminals under storage agreements with Asphalt JV, which we entered into simultaneously with the Asphalt Sale; and

•	a decrease of $1.8 million at our UK and Amsterdam terminals, mainly due to the effect of foreign exchange rates and a decrease in customer base.

Those decreases were partially offset by an increase in revenues of $9.3 million resulting from a completed unit train offloading facility at our St. James terminal and completed tank expansion projects at our St. James and St. Eustatius terminals.

Operating expenses increased $2.6 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily due to:

•
an increase of $2.3 million in salaries and wages, mainly due to a collective labor agreement that became effective in mid-2012 associated with our St. Eustatius terminal and overall higher benefit and temporary labor costs;

•	an increase of $2.0 million in other operating expenses, mainly due to increased dockage activity at our Corpus Christi crude storage tank facility; and

•	an increase of $1.0 million as a result of fewer capital projects that are allocated operating expenses.

These increases were partially offset by a decrease of $2.9 million in reimbursable expenses, consistent with a decrease in reimbursable revenues, mainly at our Piney Point and St. Eustatius terminals.

Depreciation and amortization expense increased $4.3 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily due to the completion of a dock optimization project at our Corpus Christi crude storage tank facility, unit train and tank expansion projects at our St. James terminal and a tank expansion project at our St. Eustatius terminal.

Pipeline
Revenues increased $22.4 million and throughputs increased 59,470 barrels per day for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily due to:

•
an increase in revenues of $17.2 million and an increase in throughputs of 84,241 barrels per day on crude oil pipelines that serve Eagle Ford Shale production in South Texas, resulting from the TexStar Asset Acquisition and crude oil pipelines that were placed in service in the fourth quarter of 2012;

•	an increase in revenues of $2.1 million, while throughputs remained flat, on the crude oil pipelines serving the McKee refinery due to increased volumes on certain pipelines with higher tariffs; and

•	an increase in revenues of $1.6 million, while throughputs remained flat, on the North Pipeline due to higher average tariffs resulting from the annual index adjustment in July 2012.

These increases in throughputs were partially offset by a decrease in throughputs of 28,923 barrels per day on crude oil pipelines serving the Ardmore refinery, despite an increase in revenues of $0.5 million. Under a new contract effective January 1, 2013, a new joint tariff combines two segments of a crude oil pipeline serving the Ardmore refinery that were previously reported as separate throughputs.

Operating expenses decreased $0.9 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily due to a $6.5 million reduction of the contingent consideration liability recorded in association with the TexStar Asset Acquisition. Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a detailed discussion of the fair value of the contingent consideration. This decrease was partially offset by an increase of $4.0 million on crude oil pipelines that serve Eagle Ford Shale production in South Texas, resulting from the TexStar Asset Acquisition and crude oil pipelines that were placed in service in the fourth quarter of 2012. In addition, operating expenses increased $1.4 million mainly due to higher salaries and wages and environmental expenses on pipelines in our central east region.

Depreciation and amortization expense increased $3.6 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, mainly due to the TexStar Asset Acquisition in December 2012.

Fuels Marketing
The consolidated statements of comprehensive income include the results of operations for Asphalt JV in “Equity in (loss) earnings of joint ventures” commencing on September 28, 2012. Previously, we reported the results of operations for our asphalt operations in the fuels marketing segment. For the three months ended June 30, 2013, this segment mainly includes our crude oil trading, heavy fuel oil and bunkering operations. The table below presents pro forma financial information that removes the historical financial information for our asphalt operations from the segment results for the three months ended June 30, 2012 in order to provide a more meaningful comparison of the segment’s results.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012			Change

		Actual	Asphalt Operations	Pro Forma
	(Thousands of Dollars)
Product sales	$670,604	$1,559,166	$554,033	$1,005,133	$(334,529)
Cost of product sales	654,202	1,534,391	537,581	996,810	(342,608)
Gross margin	16,402	24,775	16,452	8,323	8,079
Operating expenses	12,964	43,551	28,905	14,646	(1,682)
Depreciation and amortization expense	6	5,740	5,700	40	(34)
Asset and goodwill impairment loss	—	266,357	266,357	—	—
Segment operating loss (income)	$3,432	$(290,873)	$(284,510)	$(6,363)	$9,795

Sales and cost of product sales decreased $334.5 million and $342.6 million, respectively, resulting in an increase in total gross margin of $8.1 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The increase in total gross margin was primarily due to an increase of $9.3 million in the gross margin from fuel oil trading attributable to lower costs, as fuel oil prices fell compared to the same period last year. In addition, the gross margin from crude oil trading increased $2.3 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, mainly due to fluctuations in the price differential on two traded crude oil grades (WTI and LLS). These increases were partially offset by a decrease of $4.3 million in the gross margin from bunker fuel sales, mainly at our Texas City and St. Eustatius facilities. Despite reduced worldwide demand for bunker fuels, supply has increased in the U.S. Gulf Coast and the Caribbean, which has negatively impacted our sales price and resulted in lower gross margins as compared to the same period last year.

Operating expenses decreased $1.7 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily as a result of reducing the scope of our bunker fuel operations in certain markets.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage and transportation fees charged to the fuels marketing segment by the pipeline and storage segments. Revenue and operating expense eliminations decreased by $10.3 million and $9.5 million, respectively, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, mainly due to the Asphalt Sale in September 2012. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses decreased $3.5 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily as a result of expenses that are now billed to Asphalt JV for corporate support services under a services agreement between Asphalt JV and NuStar GP, LLC. In addition, general and administrative expenses in the second quarter of 2012 included penalties and related costs as a result of a Canadian income tax audit.

Equity in (loss) earnings of joint ventures changed by $12.5 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily due to an $12.0 million loss from our investment in Asphalt JV, that was mainly related to weak asphalt margins.

Interest expense, net increased $8.4 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, mainly due to the issuance of the $402.5 million of 7.625% fixed-to-floating rate subordinated notes in January 2013.

Interest income from related party of $1.6 million for the three months ended June 30, 2013 represents the interest earned on a $250.0 million seven-year unsecured revolving credit facility with Asphalt JV.

Other income (expense), net changed by $5.0 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, mainly due to changes in foreign exchange rates related to our Canadian subsidiaries.

Income tax expense decreased $12.1 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, mainly due to tax expense of $10.1 million related to the $28.7 million gain on legal settlement recognized in the second quarter of 2012.

For the three months ended June 30, 2013, we recorded income from discontinued operations of $0.7 million, compared to a loss from discontinued operations of $2.3 million for the three months ended June 30, 2012, all of which is attributable to the San Antonio Refinery. Income from discontinued operations for the three months ended June 30, 2013 consists of various post-closing adjustments associated with the San Antonio Refinery Sale on January 1, 2013.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Six Months Ended June 30,		Change
	2013	2012
Statement of Income Data:
Revenues:
Services revenues	$460,916	$421,376	$39,540
Product sales	1,442,990	2,955,777	(1,512,787)
Total revenues	1,903,906	3,377,153	(1,473,247)

Costs and expenses:
Cost of product sales	1,401,020	2,882,589	(1,481,569)
Operating expenses	232,646	259,611	(26,965)
General and administrative expenses	47,147	50,301	(3,154)
Depreciation and amortization expense	89,588	87,501	2,087
Asset impairment loss	—	249,646	(249,646)
Goodwill impairment loss	—	22,132	(22,132)
Gain on legal settlement	—	(28,738)	28,738
Total costs and expenses	1,770,401	3,523,042	(1,752,641)

Operating (loss) income	133,505	(145,889)	279,394
Equity in (loss) earnings of joint ventures	(21,271)	4,767	(26,038)
Interest expense, net	(62,523)	(44,224)	(18,299)
Interest income from related party	2,732	—	2,732
Other income (expense), net	2,571	(1,449)	4,020
Income (loss) before income tax expense	55,014	(186,795)	241,809
Income tax expense	6,710	19,719	(13,009)
Income (loss) from continuing operations	48,304	(206,514)	254,818
Income (loss) from discontinued operations, net of tax	9,069	(14,042)	23,111
Net income (loss)	$57,373	$(220,556)	$277,929

Net income (loss) per unit applicable to limited partners:
Continuing operations	$0.33	$(3.14)	$3.47
Discontinued operations	0.12	(0.19)	0.31
Total	$0.45	$(3.33)	$3.78

Weighted-average limited partner units outstanding	77,886,078	70,756,078	7,130,000

Highlights
Net income increased $277.9 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily due to an operating loss of $296.3 million in the fuels marketing segment for the six months ended June 30, 2012. The operating loss of the fuels marketing segment mainly resulted from an asset impairment charge of $266.4 million in the second quarter of 2012 related to the goodwill and long-lived assets of our asphalt operations. In addition, as a result of the Asphalt Sale, the fuels marketing segment includes the results of the Asphalt Operations for the six months ended June 30, 2012, but not for the six months ended June 30, 2013.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Six Months Ended June 30,		Change
	2013	2012
Storage:
Throughput (barrels/day)	741,872	743,425	(1,553)
Throughput revenues	$48,987	$44,457	$4,530
Storage lease revenues	240,447	253,765	(13,318)
Total revenues	289,434	298,222	(8,788)
Operating expenses	144,679	139,395	5,284
Depreciation and amortization expense	51,840	46,427	5,413
Asset impairment loss	—	2,126	(2,126)
Segment operating income	$92,915	$110,274	$(17,359)
Pipeline:
Refined products pipelines throughput (barrels/day)	465,446	475,367	(9,921)
Crude oil pipelines throughput (barrels/day)	351,021	310,980	40,041
Total throughput (barrels/day)	816,467	786,347	30,120
Throughput revenues	$190,253	$152,368	$37,885
Operating expenses	66,507	57,591	8,916
Depreciation and amortization expense	32,638	26,001	6,637
Segment operating income	$91,108	$68,776	$22,332
Fuels Marketing:
Product sales	$1,443,612	$2,962,426	$(1,518,814)
Cost of product sales	1,412,934	2,894,909	(1,481,975)
Gross margin	30,678	67,517	(36,839)
Operating expenses	28,826	86,206	(57,380)
Depreciation and amortization expense	13	11,220	(11,207)
Asset and goodwill impairment loss	—	266,357	(266,357)
Segment operating income (loss)	$1,839	$(296,266)	$298,105
Consolidation and Intersegment Eliminations:
Revenues	$(19,393)	$(35,863)	$16,470
Cost of product sales	(11,914)	(12,320)	406
Operating expenses	(7,366)	(23,581)	16,215
Total	$(113)	$38	$(151)
Consolidated Information:
Revenues	$1,903,906	$3,377,153	$(1,473,247)
Cost of product sales	1,401,020	2,882,589	(1,481,569)
Operating expenses	232,646	259,611	(26,965)
Depreciation and amortization expense	84,491	83,648	843
Asset and goodwill impairment loss	—	268,483	(268,483)
Segment operating income (loss)	185,749	(117,178)	302,927
General and administrative expenses	47,147	50,301	(3,154)
Other depreciation and amortization expense	5,097	3,853	1,244
Other asset impairment loss	—	3,295	(3,295)
Gain on legal settlement	—	(28,738)	28,738
Consolidated operating income (loss)	$133,505	$(145,889)	$279,394

Storage
Throughput revenue increased $4.5 million, despite throughputs that decreased slightly, for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. Revenues increased $8.3 million and throughputs increased 80,695 barrels per day as a result of changing our Corpus Christi crude storage tank facility from a lease-based to a throughput-based facility in July 2012 in connection with the Eagle Ford Shale projects in our pipeline segment. These increases were partially offset by decreased throughputs of 72,115 barrels per day and decreased revenues of $3.2 million resulting from turnarounds and operational issues during the first quarter of 2013 at the refineries served by our Corpus Christi, Texas City and Benicia crude oil storage tanks and our Three Rivers refined products terminals.

Storage lease revenues decreased $13.3 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily due to:

•	a decrease of $15.7 million at various domestic terminals, mainly as a result of reduced demand in several markets, resulting in lower throughputs, storage fees and reimbursable revenues;

•	a decrease of $6.1 million at our Corpus Christi crude storage tank facility due to the change to throughput-based fees in July 2012;

•	a decrease of $5.4 million at our St. Eustatius terminal facilities, mainly due to decreased reimbursable revenue and throughput and related handling fees;

•	a decrease of $3.5 million at asphalt terminals under storage agreements with Asphalt JV, which we entered into simultaneously with the Asphalt Sale;

•	a decrease of $3.0 million at our UK terminal, mainly due to the effect of foreign exchange rates and a decrease in customer base; and

•	a decrease of $2.9 million due to the sale of five refined product terminals in April 2012.

Those decreases were partially offset by an increase in revenues of $24.5 million resulting from a completed unit train offloading facility at our St. James terminal and completed tank expansion projects at our St. James and St. Eustatius terminals.

Operating expenses increased $5.3 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily due to:

•
an increase of $3.6 million in salaries and wages, mainly due to a collective labor agreement that became effective in mid-2012 associated with our St. Eustatius terminal and overall higher benefit and temporary labor costs;

•	an increase of $3.0 million as a result of fewer capital projects that are allocated operating expenses; and

•	an increase of $2.9 million in other operating expenses, mainly due to increased dockage activity at our Corpus Christi crude storage tank facility.

These increases were partially offset by a decrease of $5.4 million in reimbursable expenses, consistent with the decrease in reimbursable revenues, mainly at our St. Eustatius, Piney Point and Point Tupper terminals.

Depreciation and amortization expense increased $5.4 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily due to the completion of a dock optimization project at our Corpus Christi crude storage tank facility, unit train and tank expansion projects at our St. James terminal and a tank expansion project at our St. Eustatius terminal.

Pipeline
Revenues increased $37.9 million and throughputs increased 30,120 for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily due to:

•
an increase in revenues of $29.0 million and an increase in throughputs of 69,947 barrels per day on crude oil pipelines that serve Eagle Ford Shale production in South Texas, mainly resulting from the TexStar Asset Acquisition;

•
an increase in revenues of $4.0 million and an increase in throughputs of 2,720 barrels per day on the North Pipeline, mainly due to the completion of an expansion project at the Mandan refinery in June 2012 and higher average tariffs resulting from the annual index adjustment in July 2012; and

•
an increase in revenues of $3.4 million, while throughputs remained flat, on the crude oil and refined product pipelines serving the McKee refinery, primarily due to higher average tariffs resulting from increased volumes on pipelines with higher tariffs and the annual index adjustment in July 2012.

These increases in throughputs were partially offset by a decrease in throughputs of 27,369 barrels per day on crude oil pipelines serving the Ardmore refinery, despite revenues that remained flat. Under a new contract effective January 1, 2013, a new joint tariff combines two segments of a crude oil pipeline serving the Ardmore refinery that were previously reported as separate throughputs.

In addition, the Ardmore refinery had a turnaround and operational issues during the first quarter of 2013.

Operating expenses increased $8.9 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily due to an increase of $13.1 million on crude oil pipelines that serve Eagle Ford Shale production in South Texas, resulting from the TexStar Asset Acquisition and crude oil pipelines that were placed in service in the fourth quarter of 2012. This increase was partially offset by a decrease of $6.5 million resulting from the reduction of the contingent consideration liability recorded in association with the TexStar Asset Acquisition. Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a detailed discussion of the fair value of the contingent consideration.

Depreciation and amortization expense increased $6.6 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, mainly due to the TexStar Asset Acquisition in December 2012.

Fuels Marketing
The consolidated statements of comprehensive income include the results of operations for Asphalt JV in “Equity in (loss) earnings of joint ventures” commencing on September 28, 2012. Previously, we reported the results of operations for our asphalt operations in the fuels marketing segment. For the six months ended June 30, 2013, this segment mianly includes our crude oil trading, heavy fuel oil and bunkering operations. The table below presents pro forma financial information that removes the historical financial information for our asphalt operations from the segment results for the six months ended June 30, 2012 in order to provide a more meaningful comparison of the segment’s results.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012			Change

		Actual	Asphalt Operations	Pro Forma
	(Thousands of Dollars)
Product sales	$1,443,612	$2,962,426	$758,664	$2,203,762	$(760,150)
Cost of product sales	1,412,934	2,894,909	730,065	2,164,844	(751,910)
Gross margin	30,678	67,517	28,599	38,918	(8,240)
Operating expenses	28,826	86,206	56,775	29,431	(605)
Depreciation and amortization expense	13	11,220	11,138	82	(69)
Asset and goodwill impairment loss	—	266,357	266,357	—	—
Segment operating loss	$1,839	$(296,266)	$(305,671)	$9,405	$(7,566)

Sales and cost of product sales decreased $760.2 million and $751.9 million, respectively, resulting in a decrease in total gross margin of $8.2 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The decrease in total gross margin was primarily due to a decrease of $6.3 million in the gross margin from bunker fuel sales, mainly at our St. Eustatius and Texas City facilities. Despite reduced worldwide demand for bunker fuels, supply has increased in the U.S. Gulf Coast and the Caribbean, which has negatively impacted our sales price and resulted in lower gross margins as compared to the same period last year. In addition, the gross margin from crude oil trading decreased $12.6 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, resulting from fewer contract volumes in the first and second quarters of 2013, as compared to the same period last year, that benefited from the widening price differential on two traded crude oil grades (WTI and LLS). These decreases were partially offset by an increase of $11.2 million in the gross margin from fuel oil trading attributable to lower costs, as fuel oil prices fell compared to the same period last year.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage and transportation fees charged to the fuels marketing segment by the pipeline and storage segments. Revenue and operating expense eliminations decreased by $16.5 million and $16.2 million, respectively, for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, mainly due to the Asphalt Sale in September 2012. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses decreased $3.2 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily as a result of expenses that are now billed to Asphalt JV for corporate support services under a services agreement between Asphalt JV and NuStar GP, LLC. In addition, general and administrative expenses in the second quarter of 2012 included penalties and related costs as a result of a Canadian income tax audit. These decreases in general and administrative expenses were partially offset by higher compensation expenses, including costs associated with our long-term incentive plans, which fluctuate with our unit price.

Equity in (loss) earnings of joint ventures changed by $26.0 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily due to a $23.5 million loss from our investment in Asphalt JV, that was mainly related to weak asphalt margins.

Interest expense, net increased $18.3 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, mainly due to the issuance of the $402.5 million of 7.625% fixed-to-floating rate subordinated notes in January 2013.

Interest income from related party of $2.7 million for the six months ended June 30, 2013 represents the interest earned on a $250.0 million seven-year unsecured revolving credit facility with Asphalt JV.

Other income (expense), net changed by $4.0 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, mainly due to changes in foreign exchange rates related to our Canadian subsidiaries.

Income tax expense, net decreased $13.0 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, mainly due to tax expense of $10.1 million related to the $28.7 million gain on legal settlement recognized in the second quarter of 2012.

For the six months ended June 30, 2013, we recorded income from discontinued operations of $9.1 million, compared to a loss from discontinued operations of $14.0 million for the six months ended June 30, 2012, all of which is attributable to the San Antonio Refinery. Income from discontinued operations for the six months ended June 30, 2013 includes a gain of $9.2 million related to the San Antonio Refinery Sale.

TRENDS AND OUTLOOK
Storage Segment
We expect storage segment earnings for the third quarter of 2013 to be less than the second quarter of 2013 and less than the third quarter of 2012. Continued backwardation of the forward pricing curve has resulted in reduced demand for storage at certain of our terminal locations. The reduced demand is putting downward pressure on storage rates in certain markets as some of our storage contracts come up for renewal, thus negatively affecting our earnings.

Expansion projects completed in 2012 and in the first quarter of 2013 at our St. James, Louisiana terminal and our St. Eustatius terminal in the Caribbean, as well as the expected completion of a second rail-car offloading facility at our St. James, Louisiana terminal in the fourth quarter, should offset the impacts of reduced demand at some of our terminals. We expect the full-year earnings for 2013 to be comparable to 2012.
Pipeline Segment
We expect earnings for the pipeline segment to continue to improve throughout the year. Results for the third and fourth quarter and full year of 2013 should exceed the comparable periods of 2012, mainly due to higher throughputs resulting from our Eagle Ford Shale projects completed in 2012 and from our December 2012 TexStar Asset Acquisition.

During the third and fourth quarter of 2013, we expect to complete additional projects in the Eagle Ford Shale region that should continue to increase throughputs and improve our earnings. These increased throughputs, coupled with the July 1, 2013 tariff increase on pipelines regulated by the Federal Energy Regulatory Commission, should contribute to higher earnings.
Fuels Marketing Segment
Although we continue to experience challenges in our fuels marketing segment, we expect improved performance in the second half of 2013. In addition, we expect full year 2013 results for the fuels marketing segment to be higher than the results for 2012, primarily due to the sale of the Asphalt Operations and higher projected earnings from heavy fuel oil and bunker fuel marketing. However, due to the many factors affecting margins of these businesses, actual results may be higher or lower than what we currently forecast.

Our outlook for the partnership may change depending on, among other things, crude oil prices, the state of the economy, changes to refinery maintenance schedules and other factors that affect overall demand for the products we store, transport and sell, as well as changes in commodity prices for the products we market.

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary cash requirements are for distributions to partners, working capital (including inventory purchases), debt service, capital expenditures, a financing agreement with Asphalt JV, acquisitions and operating expenses. On an annual basis, we attempt to fund our operating expenses, interest expense, reliability capital expenditures and distribution requirements with cash generated from our operations. If we do not generate sufficient cash from operations to meet those requirements, we utilize available borrowing capacity under our $1.5 billion five-year revolving credit agreement (the 2012 Revolving Credit Agreement) and, to the extent necessary, funds raised through equity or debt offerings under our shelf registration statements. Additionally, we typically fund our strategic capital expenditures from external sources, primarily borrowings under the 2012 Revolving Credit Agreement or funds raised through equity or debt offerings. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control. The volatility of the capital and credit markets could restrict our ability to issue debt or equity or may increase our cost of capital beyond rates acceptable to us.

Cash Flows for the Six Months Ended June 30, 2013 and 2012
The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2013	2012
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$231,555	$32,118
Investing activities	(144,577)	(182,419)
Financing activities	(124,546)	165,090
Effect of foreign exchange rate changes on cash	(3,907)	1,861
Net (decrease) increase in cash and cash equivalents	$(41,475)	$16,650

Net cash provided by operating activities for the six months ended June 30, 2013 was $231.6 million, compared to $32.1 million for the six months ended June 30, 2012. Working capital decreased by $59.9 million for the six months ended June 30, 2013, compared to an increase of $76.1 million for the six months ended June 30, 2012. Please refer to the Working Capital Requirements section below for a discussion of the changes in working capital.

For the six months ended June 30, 2013, net cash provided by operating activities, proceeds from the San Antonio Refinery Sale and proceeds from long-term debt borrowings, net of repayments, combined with cash on hand, were used to fund our distributions to unitholders and our general partner, strategic and reliability capital expenditures and the increase in the note receivable from Asphalt JV.

For the six months ended June 30, 2012, net cash provided by operating activities, proceeds from long-term debt borrowings, net of repayments, combined with cash on hand, were used to fund our distributions to unitholders and our general partner and capital expenditures.

Revolving Credit Agreement
As of June 30, 2013, our consolidated debt coverage ratio was 4.3x, and we had $731.4 million available for borrowing. Due to a covenant in our 2012 Revolving Credit Agreement that requires us to maintain, as of the end of any four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00, we may not be able to borrow the maximum available amount.

Shelf Registration Statements
On June 18, 2013, the Securities and Exchange Commission declared effective our shelf registration statement on Form S-3, which permits us to offer and sell various types of securities, including NuStar Energy common units and debt securities of NuStar Logistics and NuPOP (the 2013 Shelf Registration Statement). We filed the 2013 Shelf Registration Statement to replace our three-year shelf registration statement that was effective May 10, 2010. The 2013 Shelf Registration Statement does not have a stated maximum dollar limit.

The shelf registration statement that became effective on April 29, 2011 permits us to sell various types of securities, including NuStar Energy common units and debt securities of NuStar Logistics and NuPOP, having an aggregate value of up to $200.0 million.

If the capital markets become more volatile, our access to the capital markets may be limited, or we could face increased costs. In addition, it is possible that our ability to access the capital markets may be limited at a time when we would like or need access, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

7.625% Fixed-to-Floating Rate Subordinated Notes. On January 22, 2013, NuStar Logistics issued $402.5 million of 7.625% fixed-to-floating rate subordinated notes due January 15, 2043 (the Subordinated Notes), including the underwriters’ option to purchase up to an additional $52.5 million principal amount of the notes, which was exercised in full. The net proceeds of approximately $391.1 million were used for general partnership purposes, including repayment of outstanding borrowings under our 2012 Revolving Credit Agreement. The Subordinated Notes are fully and unconditionally guaranteed on an unsecured and subordinated basis by NuStar Energy and NuPOP.

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

During the six months ended June 30, 2013, our reliability capital expenditures totaled $17.5 million, primarily related to maintenance upgrade projects at our terminals. Strategic capital expenditures for the six months ended June 30, 2013 totaled $145.7 million and were primarily related to projects associated with Eagle Ford Shale production in South Texas and projects at our St. James, Louisiana terminal.

For the full year 2013, we expect our capital expenditures to total approximately $385.0 million to $445.0 million, including $35.0 million to $45.0 million for reliability capital projects and $350.0 million to $400.0 million for strategic capital projects, not including acquisitions. We continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2013 may increase or decrease from the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2013, and our internal growth projects can be accelerated or scaled back depending on the condition of the capital markets.

Working Capital Requirements
Our fuels marketing operations require us to make substantial investments in working capital. Those working capital requirements may vary with fluctuations in the commodity prices of inventory and with the seasonality of demand for the products we market. This seasonality in demand affects our accounts receivable and accounts payable balances, which vary depending on timing of payments. As a result of the Asphalt Sale and the San Antonio Refinery Sale, our working capital requirements have been reduced. The Asphalt Operations, which we deconsolidated as of September 28, 2012, and the San Antonio Refinery operations, which we sold January 1, 2013, are included in working capital for the six months ended June 30, 2012, but not for the six months ended June 30, 2013.

Within working capital, inventory increased by $2.1 million during the six months ended June 30, 2013, compared to an increase of $76.8 million during the six months ended June 30, 2012, primarily due to a decrease in crude oil purchases related to the Asphalt Operations. In addition, other current assets decreased $20.4 million during the six months ended June 30, 2013, compared to an increase of $43.5 million during the six months ended June 30, 2012, primarily due to decreases in derivative assets during the six months ended June 30, 2013, compared to increases in derivative assets during the same period last year. This change in in derivative assets is mainly due to a reduction in crude trading activity. Accounts receivable decreased $109.7 million during the six months ended June 30, 2013, compared to a decrease of $60.4 million during the six months ended June 30, 2012, primarily due to the timing of payments. Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our agreements with Asphalt JV.

Higher inventory balances would typically also result in higher amounts of accounts payable, offsetting the impact to working capital. During the six months ended June 30, 2013, accounts payable decreased $81.9 million, compared to a decrease of $31.3 million during the six months ended June 30, 2012, due to the timing of payments.

Our working capital requirements were reduced as a result of the Asphalt Sale. However, in connection with the Asphalt Sale, we agreed to provide Asphalt JV with an unsecured revolving credit facility in an aggregate principal amount not to exceed $250.0 million for a term of seven years (the NuStar Facility), and to provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million. The NuStar Facility is used to fund working capital and general corporate needs of Asphalt JV. During the six months ended June 30, 2013, we advanced $98.0 million, net of repayments, to Asphalt JV under the NuStar Facility.

Since June 30, 2013, the balance outstanding under the NuStar Facility increased to approximately $250.0 million as of the date hereof, the limit of the credit available thereunder.  Asphalt JV has incurred significant losses since the Asphalt Sale last year, but, to date, Asphalt JV has been able to fund its operating needs with its available sources of liquidity.  However, if Asphalt JV continues to incur losses, its working capital needs may exceed its existing funding sources.

Although we are not required under any agreement to do so, if Asphalt JV were to reach a liquidity deficit, we may consider providing additional capital.  Our decision as to whether to fund beyond the NuStar Facility would depend on our analysis of a number of factors, including our assessment, at that time, of the likelihood that Asphalt JV could ultimately operate profitably.  In the event that we were to choose to fund Asphalt JV beyond the limit of the NuStar Facility, we would have to utilize our own sources of liquidity, including our revolving credit facility, or seek other funding sources, which might not be available on commercially reasonable terms, either of which could have a significant negative effect on our liquidity.

Distributions
On May 10, 2013, we paid a quarterly cash distribution totaling $98.1 million, or $1.095 per unit, related to the first quarter of 2013. On July 26, 2013, we announced a quarterly cash distribution of $1.095 per unit related to the second quarter of 2013. This distribution will be paid on August 9, 2013 to unitholders of record on August 5, 2013 and will total $98.1 million.

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,782	$3,922	$3,564
General partner incentive distribution	10,805	9,816	21,610	19,632
Total general partner distribution	12,766	11,598	25,532	23,196
Limited partners’ distribution	85,285	77,478	170,570	154,956
Total cash distributions	$98,051	$89,076	$196,102	$178,152

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$2.190	$2.190
Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter.

Debt Obligations
We are a party to the following debt agreements as of June 30, 2013:

•	the 2012 Revolving Credit Agreement due May 2, 2017, with a balance of $614.3 million as of June 30, 2013;

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

In February 2013, we repaid the remaining principal balance of $0.6 million on our $12.0 million note payable due to the Port of Corpus Christi Authority of Nueces County, Texas. During the six months ended June 30, 2013, we repaid NuStar Logistics’ $229.9 million of 6.05% senior notes due March 15, 2013 and NuPOP’s $250.0 million of 5.875% senior notes due June 1, 2013 with borrowings under our 2012 Revolving Credit Agreement.

Management believes that, as of June 30, 2013, we are in compliance with all ratios and covenants of both the 2012 Revolving Credit Agreement and the UK Term Loan. Our other long-term debt obligations do not contain any financial covenants that are different than those contained in the 2012 Revolving Credit Agreement. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on certain of our long-term debt agreements.

Credit Ratings
In January 2013, Moody’s Investors Service, Inc. (Moody’s) lowered our credit rating to Ba1 from Baa3. This downgrade caused the interest rates on the UK Term Loan and NuStar Logistics’ $350.0 million of 7.65% senior notes due 2018 to increase by 0.375% and 0.25%, respectively, effective January 2013. In addition, the interest rates on the 2012 Revolving Credit Agreement increased by 0.375% effective January 2013 as a result of the Moody’s downgrade and a credit rating downgrade by Standard & Poor’s in July 2012. These downgrades may also require us to provide additional credit support for certain contracts, although as of June 30, 2013, we have not been required to provide any additional credit support.

Interest Rate Swaps
As of December 31, 2012, we were a party to forward-starting swap agreements for the purpose of hedging interest rate risk.
In connection with the maturity of the 6.05% senior notes due March 15, 2013 and 5.875% senior notes due June 1, 2013, we terminated forward-starting interest rate swap agreements with an aggregate notional amount of $275.0 million and paid $33.7 million in connection with the terminations. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

Commitments
On July 5, 2013, PDVSA-Petróleo S.A. (PDVSA) and NuStar Logistics entered into an amendment (the Amendment) of that certain Crude Oil Sales Agreement dated effective as of March 1, 2008 (the CSA). The CSA was originally entered into between PDVSA and NuStar Marketing LLC (Marketing) and was assigned to NuStar Logistics in connection with NuStar Energy’s September 28, 2012 sale of a 50% ownership interest in its asphalt operations. The Amendment, effective as of October 1, 2012, memorialized the reduction of the crude oil purchase obligation from PDVSA to 30,000 per day from 75,000 barrels per day, and each party waived any claims related to prior delivery or purchasing shortfalls. This reduces the future minimum payments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 by $1,426.8 million for each of the years ended December 31, 2013 and 2014 and by $356.7 million for the year ended December 31, 2015. See Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of our crude oil supply agreement with Asphalt JV.

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

In connection with the maturity of the 6.05% senior notes due March 15, 2013 and 5.875% senior notes due June 1, 2013, we terminated forward-starting interest rate swap agreements with an aggregate notional amount of $275.0 million. We had no forward-starting interest rate swaps as of June 30, 2013. During 2012, we terminated all of our outstanding fixed-to-floating interest rate swap agreements, which had an aggregate notional amount of $470.0 million. We had no fixed-to-floating interest rate swaps as of June 30, 2013 or December 31, 2012. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt.

	June 30, 2013
	Expected Maturity Dates
	2013	2014	2015	2016	2017	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$31,886	$—	$—	$—	$—	$1,452,500	$1,484,386	$1,506,183
Weighted-average interest rate	2.6%	—	—	—	—	6.4%	6.3%
Variable rate	$—	$—	$—	$—	$614,340	$365,440	$979,780	$980,534
Weighted-average interest rate	—	—	—	—	2.2%	0.1%	1.4%

	December 31, 2012
	Expected Maturity Dates
	2013	2014	2015	2016	2017	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$514,651	$—	$—	$—	$—	$1,050,000	$1,564,651	$1,601,985
Weighted-average interest rate	5.7%	—	—	—	—	5.8%	5.8%
Variable rate	$—	$—	$—	$—	$440,330	$365,440	$805,770	$775,135
Weighted-average interest rate	—	—	—	—	1.9%	0.1%	1.1%

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

	June 30, 2013
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(crude oil and refined products)	89	$95.62	N/A	$84
Futures – short:
(crude oil and refined products)	172	N/A	$102.40	$(4)
Swaps – long:
(refined products)	468	$88.82	N/A	$(22)
Swaps – short:
(refined products)	2,330	N/A	$90.44	$2,719

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	7	$95.62	N/A	$6
Futures – short:
(crude oil and refined products)	159	N/A	$102.40	$(44)
Swaps – long:
(refined products)	2,620	$90.68	N/A	$(4,258)
Swaps – short:
(refined products)	2,612	N/A	$92.22	$6,113
Forward purchase contracts:
(crude oil)	2,338	$99.38	N/A	$1,267
Forward sales contracts:
(crude oil)	2,369	N/A	$98.99	$(933)

Total fair value of open positions exposed to commodity price risk				$4,928

	December 31, 2012
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	10	$127.47	N/A	$(1)
Futures – short:
(refined products)	55	N/A	$127.99	$36
Swaps – long:
(refined products)	11	$97.76	N/A	$2
Swaps – short:
(refined products)	36	N/A	$96.58	$(51)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	88	$97.60	N/A	$202
Futures – short:
(crude oil and refined products)	94	N/A	$100.13	$(142)
Swaps – long:
(crude oil and refined products)	5,196	$93.75	N/A	$(2,329)
Swaps – short:
(crude oil and refined products)	6,952	N/A	$94.43	$(2,033)
Forward purchase contracts:
(crude oil)	2,998	$100.03	N/A	$12,574
Forward sales contracts:
(crude oil)	2,998	N/A	$99.68	$(9,365)

Total fair value of open positions exposed to commodity price risk				$(1,107)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2013.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, there have been no changes in or additions to the risk factors disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012. The information contained in this Item 1A updates, and should be read in conjunction with, related information set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012, in addition to the unaudited interim consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part I, Items 1 and 2 of this Quarterly Report on Form 10-Q.
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
Reduced demand for refined products could affect our results of operations and ability to make distributions at current levels to our unitholders.
Any sustained decrease in demand for refined products in the markets served by our pipelines, terminals or fuels marketing operations could result in a significant reduction in throughputs in our pipelines, storage in our terminals or earnings in our fuels marketing operations, which would reduce our cash flow and our ability to make distributions at current levels to our unitholders. Factors that could lead to a decrease in market demand include:

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

•
an increase in the market price of crude oil that leads to higher refined product prices, including asphalt prices, which may reduce demand for refined products and drive demand for alternative products. Market prices for crude oil and refined products, including fuel oil, are subject to wide fluctuation in response to changes in global and regional supply that are beyond our control, and increases in the price of crude oil may result in a lower demand for refined products that we market, including fuel oil;

•	a decrease in corn acres planted, which may reduce demand for anhydrous ammonia; and

•	the increased use of alternative fuel sources, such as battery-powered engines.

A decrease in lease renewals or throughputs in our assets would cause our revenues to decline and could adversely affect our ability to make cash distributions to our unitholders.
A decrease in lease renewals or throughputs in our assets would cause our revenues to decline and could adversely affect our ability to make cash distributions at current levels to our unitholders. Such a decrease could result from a customer’s failure to renew a lease, a temporary or permanent decline in the amount of crude oil or refined products stored at and transported from the refineries we serve or construction by our competitors of new transportation or storage assets in the markets we serve. Factors that could result in such a decline include:

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
Delays or cost increases related to capital spending programs involving construction of new facilities (or improvements and repairs to our existing facilities) could adversely affect our ability to achieve forecasted operating results. Although we evaluate and monitor each capital spending project and try to anticipate difficulties that may arise, such delays or cost increases may arise as a result of factors that are beyond our control, including:

•	denial or delay in issuing requisite regulatory approvals and/or permits;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of modular components and/or construction materials;

•	severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project’s debt or equity financing costs; and/or

•	non-performance by, or disputes with, vendors, suppliers, contractors or sub-contractors involved with a project.
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

We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially and could escalate further. Certain insurance coverage could become unavailable or available only for reduced amounts of coverage and at higher rates. For example, our insurance carriers require broad exclusions for losses due to terrorist acts. If we were to incur a significant liability for which we are not fully insured, such a liability could have a material adverse effect on our financial position and our ability to make distributions at current levels to our unitholders and to meet our debt service requirements.
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
In order to manage our exposure to commodity price fluctuations associated with our fuels marketing segment, we may engage in crude oil and refined product hedges. As a result, our marketing and trading of crude oil and refined products may expose us to price volatility risk for the purchase and sale of crude oil and petroleum products, including distillates and fuel oil. We attempt to mitigate this volatility risk through hedging, but we are still exposed to basis risk. We may also be exposed to inventory and financial liquidity risk due to the inability to trade certain products or rising costs of carrying some inventories. Further, our marketing and trading activities, including any hedging activities, may cause volatility in our earnings. In addition, we will be exposed to credit risk in the event of non-performance by counterparties.
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
We are subject to risks of loss resulting from nonpayment or nonperformance by our customers to whom we extend credit. In addition, nonperformance by vendors who have committed to provide us with products or services could result in higher costs or interfere with our ability to successfully conduct our business. Furthermore, nonpayment by the counterparties to any of our outstanding interest rate or commodity derivatives could expose us to additional interest rate or commodity price risk. Weak economic conditions and widespread financial stress could reduce the liquidity of our customers, vendors or counterparties, making it more difficult for them to meet their obligations to us. Any substantial increase in the nonpayment and nonperformance by our customers, vendors or counterparties could have a material adverse effect on our results of operations, cash flows and ability to make distributions to unitholders.

Our future financial and operating flexibility may be adversely affected by our significant leverage, downgrades of our credit ratings, restrictions in our debt agreements, disruptions in the financial markets, our significant working capital needs and Asphalt JV’s working capital needs.
As of June 30, 2013, our consolidated debt was $2.5 billion. Among other things, our significant leverage may be viewed negatively by credit rating agencies, which could result in increased costs for us to access the capital markets. The ratings of NuStar Logistics were recently downgraded to Ba1 by Moody’s Investor Service Inc. (Moody’s), BB+ by Standard & Poor’s Ratings Services (S&P) and BB by Fitch, Inc., all with a stable outlook. As a result of the S&P and Moody’s downgrades, interest rates on borrowings under our 2012 Revolving Credit Agreement, the UK Term Loan and our 7.65% senior notes due 2018 have increased. We may also be required to post cash collateral under certain of our hedging arrangements, which we expect to fund with borrowings under our 2012 Revolving Credit Agreement. Any future downgrades could result in additional increases to the interest rates on borrowings under our credit facilities and the 7.65% senior notes due 2018, significantly increase our capital costs and adversely affect our ability to raise capital in the future.
Our 2012 Revolving Credit Agreement contains restrictive covenants, including a requirement that, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, we maintain a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2012 Revolving Credit Agreement) not to exceed 5.00-to-1.00. Failure to comply with any of the restrictive covenants in the 2012 Revolving Credit Agreement will result in a default under the terms of our credit agreement and could result in acceleration of this and possibly other indebtedness.
Debt service obligations, restrictive covenants in our credit facilities and the indentures governing our outstanding senior and subordinated notes and maturities resulting from this leverage may adversely affect our ability to finance future operations, pursue acquisitions and fund other capital needs and our ability to pay cash distributions to our unitholders. In addition, this leverage may make our results of operations more susceptible to adverse economic or operating conditions. For example, during an event of default under any of our debt agreements, we would be prohibited from making cash distributions to our unitholders. If our lenders file for bankruptcy or experience severe financial hardship, they may not honor their pro rata share of our borrowing requests under the 2012 Revolving Credit Agreement, which may significantly reduce our available borrowing capacity and, as a result, materially adversely affect our financial condition and ability to pay distributions to our unitholders at current levels. Additionally, we may not be able to access the capital markets in the future at economically attractive terms, which may adversely affect our future financial and operating flexibility and our ability to pay cash distributions at current levels.

Asphalt JV requires significant amounts of working capital to conduct its business. NuStar Logistics agreed to provide an unsecured credit facility to Asphalt JV (the NuStar Facility) to fund working capital loans to Asphalt JV in an aggregate principal amount not to exceed $250 million. Under that NuStar Facility, we also agreed to provide guarantees or credit support, as applicable, of up to $150 million under operating contracts related to Asphalt JV’s operations (the Credit Support). Since our sale of 50% of the business in September 2012, Asphalt JV has generated significant losses. While its working capital needs have not yet exceeded the limits of its funding sources, Asphalt JV’s losses may continue and contribute to working capital needs in excess of those limits. If this occurs, we may choose to fund all or a portion of that shortfall; however, if the shortfall we choose to fund were to exceed the funds available to us under the terms of our 2012 Revolving Credit Agreement, then we may seek additional sources of capital, which may not be available on commercially reasonable terms, and our ability to pay cash distributions at current levels may be undermined.

We may become liable as a result of our financing arrangements and guarantees of Asphalt JV.
Asphalt JV entered into a third-party asset-based revolving credit facility (ABL Facility), as well as the NuStar Facility, including the Credit Support described above. In the event that Asphalt JV defaults on any of its obligations under the NuStar Facility, we would have available only those measures available to an unsecured creditor with the rights and limitations provided in the NuStar Facility, and, to the extent provided in the agreements, the ABL Facility lenders would be senior to those rights. In the event of a default on any of the obligations underlying the Credit Support, we would be responsible for Asphalt JV’s liabilities for the default and have only the rights of repayment associated with that instrument. In either scenario, the liability imposed on us may have an adverse impact on our financial condition, results of operations and ability to pay distributions to our unitholders at current levels.

The Crude Oil Sales Agreement (the CSA) with Petróleos de Venezuela S.A. (PDVSA), the national oil company of Venezuela, Presents Potential Supply Risks To NuStar Energy.
If Asphalt JV were to become insolvent or could not pay its debts when due, and it stopped purchasing crude oil nominated under the CSA (the PDVSA Crude), we would continue to be obligated to purchase the PDVSA Crude at the contractually specified volumes, which would increase our working capital requirements significantly.  While we do not believe that it is likely that this will occur, if it did, this would have a material adverse effect on our financial condition, results of operations and ability to pay distributions at current levels to our unitholders.

Asphalt JV’s asphalt refinery is currently utilizing PDVSA Crude, and decisions of the Organization of Petroleum Exporting Countries (OPEC) to decrease production of crude oil, as well as the Venezuelan economic and political environment, may disrupt supply of PDVSA Crude, which could increase Asphalt JV’s working capital requirements.
Asphalt JV currently purchases PDVSA Crude, nominated by us under the CSA, for its refinery. OPEC cuts, coupled with Venezuela’s ongoing political, economic and social turmoil, could have a severe impact on PDVSA’s production or delivery of crude oil. If the market price for alternative crude is substantially higher than the price of the PDVSA Crude, then a major disruption of Asphalt JV’s supply of crude oil from Venezuela could result in Asphalt JV having substantially greater working capital needs, which could have a material adverse impact on its financial condition and ability to meet its obligations.

Asphalt JV, as well as the agreements related to or contemplated thereby, present a number of challenges that could have a negative impact on our financial condition, results of operations and ability to pay distributions to our unitholders at current levels.
Asphalt JV may present any or all of the financial, managerial and operational challenges typically associated with joint venture arrangements, including the possibility of disputes with or actions by joint venture partners that cause delays, liabilities or contingencies. Differences in views among the venture partners may result in delayed decisions or in failures to agree on major matters, such as large expenditures or contractual commitments, the construction or acquisition of assets or borrowing money, among others. Delay or failure to agree may prevent action with respect to such matters, even though such action may serve our best interest or that of the joint venture. Accordingly, delayed decisions and failures to agree can potentially adversely affect the business and operations of the joint venture and in turn our business and operations. From time to time, Asphalt JV may be involved in disputes or legal proceedings which, although not involving a loss contingency to us, may nonetheless have the potential to negatively affect our investment. The joint venture agreement for Asphalt JV provides our joint venture partner with a distribution preference that may prevent us from receiving any distributions related to our 50% ownership interest in Asphalt JV.
Increases in interest rates could adversely affect our business and the trading price of our units.
We have significant exposure to increases in interest rates. At June 30, 2013, we had approximately $2.5 billion of consolidated debt, of which $1.5 billion was at fixed interest rates and $1.0 billion was at variable interest rates. In addition, ratings downgrades on our existing indebtedness have caused interest rates under our 2012 Revolving Credit Agreement and our senior notes due 2018 to increase effective January 2013, and future downgrades may cause such interest rates to increase further. Our results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates above current levels. Further, the trading price of our units is sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.
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

We may have liabilities from our assets that pre-exist our acquisition of those assets, but that may not be covered by indemnification rights we may have against the sellers of the assets.
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
Scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, at least one-third of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs. As an alternative to reducing emission of greenhouse gases under cap and trade programs, Congress may consider the implementation of a program to tax the emission of carbon dioxide and other greenhouse gases. In December 2009, the Environmental Protection Agency (the EPA) issued an endangerment finding that greenhouse gases may reasonably be anticipated to endanger public health and welfare and are a pollutant to be regulated under the Clean Air Act. Passage of climate change legislation or other regulatory initiatives by Congress or various states of the United States or the adoption of regulations by the EPA or analogous state agencies that regulate or restrict emissions of greenhouse gases in areas in which we conduct business, could result in changes to the demand for the products we store, transport and sell, and could increase the costs of our operations, including costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas emissions, pay any taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program. We may be unable to recover any such lost revenues or increased costs in the rates we charge our customers, and any such recovery may depend on events beyond our control, including the outcome of future rate proceedings before the Federal Energy Regulatory Commission (the FERC) and the provisions of any final legislation or regulations. Reductions in our revenues or increases in our expenses as a result of climate control initiatives could have adverse effects on our business, financial position, results of operations and prospects.
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
If we were to incur a significant liability pursuant to environmental or safety laws or regulations, such a liability could have a material adverse effect on our financial position, our ability to make distributions to our unitholders at current levels and our ability to meet our debt service requirements.

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

We use various FERC-authorized rate change methodologies for our interstate pipelines, including indexing, cost-of-service rates, market-based rates and settlement rates. Typically, we adjust our rates annually in accordance with FERC indexing methodology, which currently allows a pipeline to change their rates within prescribed ceiling levels that are tied to an inflation index. The current index (which runs through June 30, 2014) is measured by the year-over-year change in the Bureau of Labor’s producer price index for finished goods, plus 2.65%. Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. However, if the index results in a negative adjustment, we are required to reduce any rates that exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs. If the FERC’s rate-making methodologies change, any such change or new methodologies could result in rates that generate lower revenues and cash flow and could adversely affect our ability to make distributions at current levels to our unitholders and to meet our debt service requirements. Additionally, competition constrains our rates in various markets. As a result, we may from time to time be forced to reduce some of our rates to remain competitive.
Changes to FERC rate-making principles could have an adverse impact on our ability to recover the full cost of operating our pipeline facilities and our ability to make distributions at current levels to our unitholders.
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
In December 2006, the FERC issued an order addressing income tax allowance in rates, in which it reaffirmed prior statements regarding its income tax allowance policy, but raised a new issue regarding the implications of the FERC’s policy statement for publicly traded partnerships. The FERC noted that the tax deferral features of a publicly traded partnership may cause some investors to receive, for some indeterminate duration, cash distributions in excess of their taxable income, creating an opportunity for those investors to earn additional return, funded by ratepayers. Responding to this concern, the FERC adjusted the equity rate of return of the pipeline at issue downward based on the percentage by which the publicly traded partnership’s cash flow exceeded taxable income. Requests for rehearing of the order are currently pending before the FERC.
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

The rates that we may charge on our interstate ammonia pipeline are subject to regulation by the Surface Transportation Board (the STB).
The STB, a part of the Department of Transportation, has jurisdiction over interstate pipeline transportation and rate regulations of anhydrous ammonia. Transportation rates must be reasonable, and a pipeline carrier may not unreasonably discriminate among its shippers. If the STB finds that a carrier’s rates violate these statutory commands, it may prescribe a reasonable rate. In determining a reasonable rate, the STB will consider, among other factors, the effect of the rate on the volumes transported by that carrier, the carrier’s revenue needs and the availability of other economic transportation alternatives. The STB does not provide rate relief unless shippers lack effective competitive alternatives. If the STB determines that effective competitive alternatives are not available and we hold market power, then we may be required to show that our rates are reasonable.
Increases in natural gas and power prices could adversely affect our operating expenses and our ability to make distributions at current levels to our unitholders.
Power costs constitute a significant portion of our operating expenses. For the year ended December 31, 2012, our power costs equaled approximately $55.9 million, or 10% of our operating expenses for the year ($6.1 million of power costs were capitalized into inventory prior to the sale of our 50% interest in the Asphalt Operations). We use mainly electric power at our pipeline pump stations and terminals, and such electric power is furnished by various utility companies that use primarily natural gas to generate electricity. Accordingly, our power costs typically fluctuate with natural gas prices. Increases in natural gas prices may cause our power costs to increase further. If natural gas prices increase, our cash flows may be adversely affected, which could adversely affect our ability to make distributions at current levels to our unitholders.
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
NuStar GP Holdings currently indirectly owns our general partner and as of June 30, 2013, an aggregate 13.0% limited partner interest in us. Conflicts of interest may arise between NuStar GP Holdings and its affiliates, including our general partner, on the one hand, and us and our limited partners, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

Item 6.	Exhibits

Exhibit Number	Description

*10.01	Amendment to Crude Oil Sales Agreement between PDVSA-Petróleo S.A., NuStar Logistics, L.P. and NuStar Marketing, effective as of October 1, 2012

*12.01	Statement of Computation of Ratio of Earnings to Fixed Charges

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer

*32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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
August 7, 2013

By:	/s/ Steven A. Blank
Steven A. Blank
Executive Vice President and Chief Financial Officer
August 7, 2013

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Senior Vice President and Controller
August 7, 2013