Form 10-Q
period 2013-09-30
NuStar Energy L.P.
filed 2013-11-12
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of October 31, 2013 was 77,886,078.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,519	$83,602
Accounts receivable, net of allowance for doubtful accounts of $959 and $808 as of September 30, 2013 and December 31, 2012, respectively	242,203	387,943
Receivable from related parties	26,529	109,833
Inventories	122,998	173,228
Income tax receivable	25	1,265
Other current assets	41,188	65,238
Assets held for sale	2,847	118,334
Total current assets	460,309	939,443
Property, plant and equipment, at cost	4,528,950	4,287,859
Accumulated depreciation and amortization	(1,167,100)	(1,049,399)
Property, plant and equipment, net	3,361,850	3,238,460
Intangible assets, net	81,710	92,435
Goodwill	950,963	951,024
Investment in joint ventures	70,812	102,945
Deferred income tax asset	5,088	3,108
Note receivable from related party	146,472	95,711
Other long-term assets, net	165,456	189,963
Total assets	$5,242,660	$5,613,089
Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$33,982	$286,422
Accounts payable	222,360	397,633
Payable to related party	19,589	1,408
Accrued interest payable	26,384	23,741
Accrued liabilities	37,444	124,203
Taxes other than income tax	13,066	9,893
Income tax payable	3,878	2,671
Total current liabilities	356,703	845,971
Long-term debt, less current portion	2,439,696	2,124,582
Long-term payable to related party	29,637	18,071
Deferred income tax liability	29,455	32,114
Other long-term liabilities	6,190	7,356
Commitments and contingencies (Note 5)
Partners’ equity:
Limited partners (77,886,078 common units outstanding as of September 30, 2013 and December 31, 2012)	2,374,962	2,573,263
General partner	53,277	57,986
Accumulated other comprehensive loss	(57,665)	(58,865)
Total NuStar Energy L.P. partners’ equity	2,370,574	2,572,384
Noncontrolling interest	10,405	12,611
Total partners’ equity	2,380,979	2,584,995
Total liabilities and partners’ equity	$5,242,660	$5,613,089
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Service revenues	$245,577	$225,068	$706,493	$646,444
Product sales	534,433	1,368,688	1,977,423	4,324,465
Total revenues	780,010	1,593,756	2,683,916	4,970,909
Costs and expenses:
Cost of product sales	527,217	1,329,377	1,928,237	4,211,966
Operating expenses:
Third parties	88,974	105,165	255,490	293,012
Related party	31,517	36,872	97,647	108,636
Total operating expenses	120,491	142,037	353,137	401,648
General and administrative expenses:
Third parties	8,336	8,773	24,171	26,566
Related party	10,495	16,180	41,807	48,688
Total general and administrative expenses	18,831	24,953	65,978	75,254
Depreciation and amortization expense	47,597	38,037	137,185	125,538
Asset impairment loss	—	—	—	249,646
Goodwill impairment loss	—	—	—	22,132
Gain on legal settlement	—	—	—	(28,738)
Total costs and expenses	714,136	1,534,404	2,484,537	5,057,446
Operating income (loss)	65,874	59,352	199,379	(86,537)
Equity in (loss) earnings of joint ventures	(5,358)	(951)	(26,629)	3,816
Interest expense, net	(31,078)	(23,894)	(93,601)	(68,118)
Interest income from related party	1,828	—	4,560	—
Other income (expense), net	1,407	(19,943)	3,978	(21,392)
Income (loss) from continuing operations before income tax (benefit) expense	32,673	14,564	87,687	(172,231)
Income tax (benefit) expense	(563)	599	6,147	20,318
Income (loss) from continuing operations	33,236	13,965	81,540	(192,549)
(Loss) income from discontinued operations, net of tax	—	(9,623)	9,069	(23,665)
Net income (loss)	33,236	4,342	90,609	(216,214)
Less net loss attributable to noncontrolling interest	(161)	(47)	(439)	(217)
Net income (loss) attributable to NuStar Energy L.P.	$33,397	$4,389	$91,048	$(215,997)
Net income (loss) per unit applicable to limited partners:
Continuing operations	$0.28	$0.04	$0.61	$(3.07)
Discontinued operations	—	(0.13)	0.12	(0.33)
Total (Note 10)	$0.28	$(0.09)	$0.73	$(3.40)
Weighted-average limited partner units outstanding	77,886,078	72,383,578	77,886,078	71,302,538

Comprehensive income (loss)	$38,790	$(4,018)	$90,042	$(268,791)
Less comprehensive (loss) income attributable to noncontrolling interest	(729)	66	(2,206)	780
Comprehensive income (loss) attributable to NuStar Energy L.P.	$39,519	$(4,084)	$92,248	$(269,571)
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$90,609	$(216,214)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	137,185	129,943
Amortization of debt related items	1,721	(5,718)
(Gain) loss from sale or disposition of assets	(8,739)	19,828
Asset and goodwill impairment loss	—	271,778
Gain on legal settlement	—	(28,738)
Deferred income tax (benefit) expense	(3,815)	1,403
Equity in loss (earnings) of joint ventures	26,629	(3,816)
Distributions of equity in earnings of joint ventures	5,787	6,364
Changes in current assets and current liabilities (Note 11)	116,838	108,750
Other, net	12,325	(11,701)
Net cash provided by operating activities	378,540	271,879
Cash Flows from Investing Activities:
Capital expenditures	(260,701)	(320,778)
Change in accounts payable related to capital expenditures	(2,879)	—
Investment in other long-term assets	—	(2,364)
Proceeds from sale or disposition of assets	116,467	471,823
Increase in note receivable from related party	(50,761)	(170,711)
Other, net	156	—
Net cash used in investing activities	(197,718)	(22,030)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	1,299,220	1,805,168
Proceeds from short-term debt borrowings	—	71,880
Proceeds from note offering, net of issuance costs	687,151	247,408
Long-term debt repayments	(1,897,182)	(2,287,178)
Short-term debt repayments	—	(71,880)
Proceeds from issuance of common units, net of issuance costs	—	336,662
Contributions from general partner	—	7,121
Distributions to unitholders and general partner	(294,153)	(267,228)
Payments for termination of interest rate swaps	(33,697)	(5,678)
Other, net	3,168	363
Net cash used in financing activities	(235,493)	(163,362)
Effect of foreign exchange rate changes on cash	(4,412)	3,472
Net (decrease) increase in cash and cash equivalents	(59,083)	89,959
Cash and cash equivalents as of the beginning of the period	83,602	17,497
Cash and cash equivalents as of the end of the period	$24,519	$107,456
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 15.0% total interest in us as of September 30, 2013.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2013 and 2012 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. DISPOSITIONS

San Antonio Refinery
On January 1, 2013, we sold our fuels refinery in San Antonio, Texas (the San Antonio Refinery) and related assets, which included inventory, a terminal in Elmendorf, Texas and a pipeline connecting the terminal and refinery for approximately $117.0 million (the San Antonio Refinery Sale), and the purchaser assumed certain related liabilities. We have presented the results of operations for the San Antonio Refinery and related assets, previously reported in the fuels marketing and pipeline segments, as discontinued operations for all periods presented. For the three and nine months ended September 30, 2012, we allocated interest expense of $1.0 million and $2.9 million, respectively, to discontinued operations based on the ratio of net assets sold to consolidated net assets. We recognized a gain of $9.3 million on the sale, which is included in discontinued operations for the nine months ended September 30, 2013.

The following table summarizes the results from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Thousands of Dollars)
Revenues	$—	$151,010	$185	$411,454

Income (loss) before income tax expense	$—	$(9,600)	$9,069	$(23,629)

As of December 31, 2012, we reclassified the assets related to the San Antonio Refinery as “Assets held for sale” on the consolidated balance sheet. The liabilities held for sale related to the San Antonio Refinery are included within “Accrued liabilities” on the consolidated balance sheet. The total assets and liabilities held for sale consisted of the following:

December 31, 2012
(Thousands of Dollars)
Inventories	$15,939
Property, plant and equipment, net	93,899
Other long-term assets, net	5,650
Assets held for sale	$115,488

Accrued liabilities (environmental reserve)	$289
Other long-term liabilities (environmental reserve)	7,621
Liabilities held for sale	$7,910

3. INVENTORIES

Inventories consisted of the following:

	September 30, 2013	December 31, 2012
	(Thousands of Dollars)
Crude oil	$8,112	$447
Finished products	106,997	164,894
Materials and supplies	7,889	7,887
Total	$122,998	$173,228

4. DEBT

Revolving Credit Agreement
During the nine months ended September 30, 2013, our $1.5 billion five-year revolving credit agreement (the 2012 Revolving Credit Agreement) was reduced by $154.3 million, primarily as a result of applying a portion of the proceeds from the issuance of NuStar Logistics’ 6.75% senior notes in August 2013. The 2012 Revolving Credit Agreement bears interest, at our option,

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

based on either an alternative base rate or a LIBOR-based rate. The interest rate on the 2012 Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or subsequently upgraded) by certain credit rating agencies. As of September 30, 2013, our weighted average interest rate was 2.4%.

The 2012 Revolving Credit Agreement contains customary restrictive covenants, including requiring us to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2012 Revolving Credit Agreement) not to exceed 5.00-to-1.00. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the 2012 Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of September 30, 2013, our consolidated debt coverage ratio was 4.3x, and we had $1,055.5 million available for borrowing.

6.75% Senior Notes
On August 19, 2013, NuStar Logistics issued $300.0 million of 6.75% senior notes due February 1, 2021 (the 6.75% Senior Notes). We received proceeds of approximately $296.3 million, net of the underwriters’ discount and deferred issuance costs of $3.7 million, which we used for general partnership purposes, including repayment of outstanding borrowings under our 2012 Revolving Credit Agreement. The interest on the 6.75% Senior Notes is payable semi-annually in arrears on February 1 and August 1 of each year beginning on February 1, 2014.

The 6.75% Senior Notes rank equally with existing senior unsecured indebtedness of NuStar Logistics and do not have sinking fund requirements. The 6.75% Senior Notes issued by NuStar Logistics are fully and unconditionally guaranteed by NuStar Energy and NuPOP. NuPOP will be released from its guarantee when it no longer guarantees any obligations of NuStar Energy, or any of its subsidiaries, including NuStar Logistics, under any bank facility or public debt instrument. The 6.75% Senior Notes contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the notes. In addition, the 6.75% Senior Notes limit NuStar Logistics’ ability to incur indebtedness secured by certain liens, to engage in certain sale-leaseback transactions and to engage in certain consolidations, mergers or asset sales. At the option of NuStar Logistics, the 6.75% Senior Notes may be redeemed in whole or in part at any time at a redemption price, which may include a make-whole premium, plus accrued and unpaid interest to the redemption date.

7.625% Fixed-to-Floating Rate Subordinated Notes
On January 22, 2013, NuStar Logistics issued $402.5 million of 7.625% fixed-to-floating rate subordinated notes due January 15, 2043 (the Subordinated Notes), including the underwriters’ option to purchase up to an additional $52.5 million principal amount of the notes, which was exercised in full. We received proceeds of approximately $390.9 million, net of $11.6 million of deferred issuance costs, which we used for general partnership purposes, including repayment of outstanding borrowings under our 2012 Revolving Credit Agreement. The Subordinated Notes are fully and unconditionally guaranteed on an unsecured and subordinated basis by NuStar Energy and NuPOP.
The Subordinated Notes bear interest at a fixed annual rate of 7.625%, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on April 15, 2013 and ending on January 15, 2018. Thereafter, the Subordinated Notes will bear interest at an annual rate equal to the sum of the three-month LIBOR rate for the related quarterly interest period, plus 6.734% payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing April 15, 2018, unless payment is deferred in accordance with the terms of the notes. NuStar Logistics may elect to defer interest payments on the Subordinated Notes on one or more occasions for up to five consecutive years. Deferred interest will accumulate additional interest at a rate equal to the interest rate then applicable to the Subordinated Notes until paid. If NuStar Logistics elects to defer interest payments, NuStar Energy cannot declare or make cash distributions to its unitholders during the period interest is deferred.
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

Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, Louisiana issued, pursuant to the Gulf Opportunity Zone Act of 2005, tax-exempt revenue bonds (the GoZone Bonds) associated with our St. James, Louisiana terminal expansions. The GoZone Bonds bear interest based on a weekly tax-exempt bond market interest rate, and we pay interest monthly. The interest rate was 0.1% as of September 30, 2013. Following the issuance, the proceeds were deposited with a trustee and are disbursed to us upon our

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

request for reimbursement of expenditures related to our St. James terminal expansions. We include the amount remaining in trust in “Other long-term assets, net,” and we include the amount of bonds issued in “Long-term debt, less current portion” on the consolidated balance sheets. For the nine months ended September 30, 2013, we received $38.5 million from the trustee. As of September 30, 2013, the amount remaining in trust totaled $88.1 million.

Other
In February 2013, we repaid the remaining principal balance of $0.6 million on our $12.0 million note payable due to the Port of Corpus Christi Authority of Nueces County, Texas. During the nine months ended September 30, 2013, we repaid NuStar Logistics’ $229.9 million of 6.05% senior notes due March 15, 2013 and NuPOP’s $250.0 million of 5.875% senior notes due June 1, 2013 with borrowings under our 2012 Revolving Credit Agreement.

In January 2013, Moody’s Investor Service lowered our credit rating to Ba1 from Baa3. This downgrade caused the interest rates on the 2012 Revolving Credit Agreement, NuStar Terminals Limited’s £21 million amended and restated term loan agreement and NuStar Logistics’ $350.0 million of 7.65% senior notes due 2018 to increase by 0.375%, 0.375% and 0.25%, respectively, effective January 2013. This downgrade may also require us to provide additional credit support for certain contracts, although as of September 30, 2013, we have not been required to provide any additional credit support.

5. COMMITMENTS AND CONTINGENCIES

Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of September 30, 2013, we have accrued $0.6 million for contingent losses. The amount that will ultimately be paid related to these matters may differ from the recorded accruals, and the timing of such payments is uncertain. In addition, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

Commitments
On November 6, 2013, we came to a mutual agreement with PDVSA-Petróleo S.A. (PDVSA) to terminate that certain Crude Oil Sales Agreement dated effective as of March 1, 2008 (the CSA). We previously amended the CSA to reduce the crude oil purchase obligations from 75,000 barrels per day to 30,000 barrels per day, which remains in effect for the remainder the year. The termination is effective January 1, 2014, and will also terminate our crude oil supply agreement with NuStar Asphalt LLC (Asphalt JV) effective January 1, 2014. See Note 8. Related Party Transactions for a discussion of our crude oil supply agreement with Asphalt JV.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following assets and liabilities are measured at fair value:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$970	$—	$—	$970
Commodity derivatives	202	4,200	—	4,402
Other long-term assets, net:
Commodity derivatives	—	6,575	—	6,575
Accrued liabilities:
Product imbalances	(1,476)	—	—	(1,476)
Commodity derivatives	—	(5,006)	—	(5,006)
Contingent consideration	—	—	(2,818)	(2,818)
Other long-term liabilities:
Commodity derivatives	—	(208)	—	(208)
Total	$(304)	$5,561	$(2,818)	$2,439

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$1,232	$—	$—	$1,232
Commodity derivatives	1,001	8,357	—	9,358
Other long-term assets, net:
Commodity derivatives	—	9,206	—	9,206
Accrued liabilities:
Product imbalances	(1,686)	—	—	(1,686)
Commodity derivatives	—	(19,210)	—	(19,210)
Interest rate swaps	—	(40,911)	—	(40,911)
Contingent consideration	—	—	(9,600)	(9,600)
Total	$547	$(42,558)	$(9,600)	$(51,611)

Contingent Consideration
On December 13, 2012, NuStar Logistics acquired certain assets, including 100% of the partnership interest in TexStar Crude Oil Pipeline, LP, from TexStar Midstream Services, LP and certain of its affiliates (collectively, TexStar) for approximately $325.0 million (the TexStar Asset Acquisition), including contingent consideration.

In connection with the TexStar Asset Acquisition, we could be obligated to pay additional consideration to TexStar. Such obligations are dependent upon the cost of work required to complete certain assets and obtain outstanding real estate rights (collectively, the Contingent Consideration). We estimated the fair value of the Contingent Consideration using a probability-weighted discounted cash flow model, which reflects possible outcomes and our estimates of the probabilities of those outcomes. Our estimate of the fair value is based on significant inputs not observable in the market and thus falls within Level 3 of the fair value hierarchy. The probability-weighted cash flows were discounted using a discount rate of 11%.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity in our Level 3 liabilities for contingent consideration:

Nine Months Ended September 30, 2013
(Thousands of Dollars)
Beginning balance	$9,600
Amounts settled	(1,114)
Changes in fair value recorded in earnings:
Operating expenses	(6,500)
Interest expense, net	832
Ending balance	$2,818

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, note receivables from related parties, payables and debt in our consolidated balance sheets at their carrying amount. The fair values of these financial instruments, except for a note receivable from related party and debt, approximate their carrying amounts. The estimated fair value and carrying amounts of the note receivable from related party and debt were as follows:

	September 30, 2013		December 31, 2012
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(Thousands of Dollars)
Debt	$2,429,001	$2,473,678	$2,377,120	$2,411,004
Note receivable from related party	$109,505	$146,472	$91,705	$95,711

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

We estimated the fair value of the note receivable from related party using discounted cash flows, which use inputs such as time to maturity and estimated market interest rates, and determined the fair value falls in Level 3 of the fair value hierarchy. See Note 8. Related Party Transactions for additional information on the note receivable from Asphalt JV.

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
Interest Rate Risk
We were a party to certain interest rate swap agreements to manage our exposure to changes in interest rates, which included forward-starting interest rate swap agreements related to the interest payments associated with forecasted probable debt issuances in 2013. We entered into these swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. These swaps qualified, and we designated them, as cash flow hedges of future interest payments associated with forecasted debt issuances. In connection with the maturity of the 6.05% senior notes due March 15, 2013 and 5.875% senior notes due June 1, 2013, we terminated forward-starting interest rate swap agreements with an aggregate notional amount of $275.0 million. We paid $33.7 million in connection with the terminations, which we reclassify out of “Accumulated other comprehensive loss” and into “Interest expense, net” as the interest payments occur or if the interest payments are probable not to occur. During the second quarter of 2013, we determined that one forecasted interest payment was probable not to occur, and we reclassified $2.0 million out of “Accumulated other comprehensive loss” to “Interest expense, net.” As of September 30, 2013, we had no forward-starting interest rate swaps.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We were also a party to fixed-to-floating interest rate swap agreements associated with a portion of our fixed-rate senior notes, which we accounted for as fair value hedges. We terminated all remaining fixed-to-floating interest rate swap agreements during the year ended December 31, 2012.

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

To determine the volume represented by commodity contracts, we combined the volume of our long and short open positions on an absolute basis, which totaled 20.9 million barrels and 22.7 million barrels as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013 and December 31, 2012, we had $4.5 million and $6.2 million, respectively, of margin deposits related to our derivative instruments.

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Commodity contracts	Other current assets	$412	$1,471	$—	$(811)
Interest rate swaps	Accrued liabilities	—	—	—	(40,911)
Total		412	1,471	—	(41,722)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	19,120	22,269	(15,130)	(13,571)
Commodity contracts	Other long-term assets, net	18,034	39,322	(11,459)	(30,116)
Commodity contracts	Accrued liabilities	7,199	17,406	(12,205)	(36,616)
Commodity contracts	Other long-term liabilities	7,165	—	(7,373)	—
Total		51,518	78,997	(46,167)	(80,303)

Total Derivatives		$51,930	$80,468	$(46,167)	$(122,025)

Certain of our derivative instruments are eligible for offset in the consolidated balance sheets and subject to master netting arrangements. Under our master netting arrangements, there is a legally enforceable right to offset amounts, and we intend to settle such amounts on a net basis. The following are the net amounts presented on the consolidated balance sheets:

Commodity Contracts	September 30, 2013	December 31, 2012
	(Thousands of Dollars)
Net amounts of assets presented in the consolidated balance sheets	$10,977	$18,564
Net amounts of liabilities presented in the consolidated balance sheets	$(5,214)	$(19,210)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The earnings impact of our derivative activity was as follows:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Three months ended September 30, 2013:
Commodity contracts	Cost of product sales	$(3,853)	$4,184	$331

Three months ended September 30, 2012:
Commodity contracts	Cost of product sales	$(23,131)	$22,505	$(626)

Nine months ended September 30, 2013:
Commodity contracts	Cost of product sales	$4,059	$(6,298)	$(2,239)

Nine months ended September 30, 2012:
Interest rate swaps	Interest expense, net	$(17,345)	$17,345	$—
Commodity contracts	Cost of product sales	(20,496)	19,058	(1,438)
Total		$(37,841)	$36,403	$(1,438)

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Income Statement Location (a)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Thousands of Dollars)		(Thousands of Dollars)
Three months ended September 30, 2013:
Interest rate swaps	$—	Interest expense, net	$(1,653)	$—

Three months ended September 30, 2012:
Interest rate swaps	$(3,825)	Interest expense, net	$(645)	$—
Commodity contracts	(20,629)	Income (loss) from discontinued operations	(8,728)	277
Total	$(24,454)		$(9,373)	$277

Nine months ended September 30, 2013:
Interest rate swaps	$7,213	Interest expense, net	$(4,615)	$—

Nine months ended September 30, 2012:
Interest rate swaps	$(17,276)	Interest expense, net	$(1,697)	$—
Commodity contracts	(73,289)	Income (loss) from discontinued operations	(24,590)	4,287
Total	$(90,565)		$(26,287)	$4,287

(a)
Amounts are included in specified location for both the gain (loss) reclassified from accumulated other comprehensive income (OCI) into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion).

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Three months ended September 30, 2013:
Commodity contracts	Cost of product sales	$(4,941)

Three months ended September 30, 2012:
Commodity contracts	Cost of product sales	$(710)
Commodity contracts	Income (loss) from discontinued operations	(136)
Total		$(846)

Nine months ended September 30, 2013:
Commodity contracts	Cost of product sales	$(4,492)
Commodity contracts	Income (loss) from discontinued operations	(218)
Total		$(4,710)

Nine months ended September 30, 2012:
Commodity contracts	Revenues	$(7,654)
Commodity contracts	Cost of product sales	20,679
Commodity contracts	Income (loss) from discontinued operations	2,412
Total		$15,437

For derivatives designated as cash flow hedging instruments, once a hedged transaction occurs, we reclassify the effective portion from accumulated OCI to “Cost of product sales” or “Interest expense, net.” As of September 30, 2013, we expect to reclassify a loss of $11.0 million to “Interest expense, net” within the next twelve months.

8. RELATED PARTY TRANSACTIONS

The following table summarizes information pertaining to related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Thousands of Dollars)
Revenues	$2,376	$713	$16,183	$2,198
Operating expenses	$31,517	$36,872	$97,647	$108,636
General and administrative expenses	$10,495	$16,180	$41,807	$48,688
Interest income	$1,828	$—	$4,560	$—
Expenses included in discontinued operations, net of tax	$—	$2,161	$196	$6,451

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

We had a payable to NuStar GP, LLC of $19.6 million and $1.4 million as of September 30, 2013 and December 31, 2012, respectively, with both amounts representing payroll, employee benefit plan expenses and unit-based compensation. We also had a long-term payable to NuStar GP, LLC as of September 30, 2013 and December 31, 2012 of $29.6 million and $18.1 million, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Asphalt JV
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

Financing Agreements and Credit Support. The NuStar JV Facility is an unsecured revolving credit facility provided by NuStar Energy to Asphalt JV in an aggregate principal amount not to exceed $250.0 million for a term of seven years. As of September 30, 2013 and December 31, 2012, the balance due under the NuStar JV Facility totaled $146.5 million and $95.7 million, respectively.

In addition, during the term of the NuStar JV Facility, NuStar Energy will provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million. As of September 30, 2013, NuStar Energy has provided guarantees for commodity purchases, lease obligations and certain utilities for Asphalt JV with an aggregate maximum potential exposure of $105.0 million. In addition, NuStar Energy has provided two guarantees to Asphalt JV suppliers that do not specify a maximum amount, but for which we believe any amounts due would be minimal. A majority of these guarantees have no expiration date. As of September 30, 2013, NuStar Energy has also provided $2.2 million in letters of credit on behalf of Asphalt JV. In the event that NuStar Energy must fund its obligation under these guarantees or letters of credit, that amount will be added to borrowings under the NuStar JV Facility, but it will not reduce the availability under the NuStar JV Facility.

Crude Oil Supply Agreement. We entered into a crude oil supply agreement with Asphalt JV (the Asphalt JV Crude Oil Supply Agreement) that commits Asphalt JV to purchase from us in a given year the lesser of (i) the number of barrels of crude oil required to be purchased by us from PDVSA under the CSA for such year or (ii) 35,000 barrels per day of crude oil multiplied by the number of days in such year. As a result of the termination of the CSA, the Asphalt JV Crude Oil Supply Agreement will also terminate effective January 1, 2014. See Note 5. Commitments and Contingencies for additional discussion of the CSA. As of September 30, 2013 and December 31, 2012, we had a receivable from Asphalt JV of $26.5 million and $109.4 million, respectively, mainly associated with crude oil sales under the Asphalt JV Crude Oil Supply Agreement.

Variable Interest Entity. We determined the equity of Asphalt JV is not sufficient to finance its activities without additional subordinated support, including support provided by us as described above. Therefore, we determined Asphalt JV is a variable interest entity (VIE). We analyzed our relationship with Asphalt JV, including our representation on the board of members, our equity interests and our rights under the various agreements with Asphalt JV and determined that we do not have the power to direct the activities most significant to the economic performance of Asphalt JV. As a result, we are not the primary beneficiary of Asphalt JV, and we report our 50% ownership in Asphalt JV using the equity method of accounting. Therefore, we have presented our investment in Asphalt JV within “Investment in joint ventures” on the consolidated balance sheets as of September 30, 2013 and December 31, 2012.

As of September 30, 2013, our maximum exposure to loss as a result of our involvement with Asphalt JV is approximately $431.0 million, which consists of: (i) our investment in Asphalt JV of $4.5 million; (ii) up to $250.0 million under the NuStar JV Facility; (iii) up to $150.0 million for credit support, including guarantees; and (iv) a receivable from Asphalt JV of $26.5 million.

Services Agreement Between Asphalt JV and NuStar GP, LLC. In conjunction with the Asphalt Sale, NuStar GP, LLC entered into a services agreement with Asphalt JV, effective September 28, 2012 (the Asphalt JV Services Agreement). The Asphalt JV Services Agreement provides that NuStar GP, LLC will furnish certain administrative and other operating services necessary to conduct the business of Asphalt JV. Asphalt JV will compensate NuStar GP, LLC for these services through an annual fee totaling $10.0 million, subject to adjustment based on the annual merit increase percentage applicable to NuStar GP, LLC employees for the most recently completed contract year. The Asphalt JV Services Agreement will terminate on December 31, 2017 and will automatically renew for successive two-year terms. Asphalt JV may terminate the Asphalt JV Services Agreement at any time, with 180 days prior written notice or reduce the level of service with 45 days prior written notice. During the nine months ended September 30, 2013, Asphalt JV provided written notice to reduce the level of services that NuStar GP, LLC provides to Asphalt JV, which is currently at 63% of the original service level.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. PARTNERS’ EQUITY

Partners’ Equity Activity
The following table summarizes changes in the carrying amount of equity attributable to NuStar Energy L.P. partners and noncontrolling interest:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity
	(Thousands of Dollars)
Beginning balance	$2,429,132	$11,134	$2,440,266	$2,408,269	$12,848	$2,421,117
Net income (loss)	33,397	(161)	33,236	4,389	(47)	4,342
Other comprehensive income (loss):
Foreign currency translation adjustment	4,469	(568)	3,901	6,608	113	6,721
Net unrealized loss on cash flow hedges	—	—	—	(24,454)	—	(24,454)
Net loss on cash flow hedges reclassified into interest expense, net	1,653	—	1,653	645	—	645
Net loss on cash flow hedges reclassified into income (loss) from discontinued operations	—	—	—	8,728	—	8,728
Total other comprehensive income (loss)	6,122	(568)	5,554	(8,473)	113	(8,360)
Cash distributions to partners	(98,051)	—	(98,051)	(89,076)	—	(89,076)
Issuance of common units, including contribution from general partner	—	—	—	344,076	—	344,076
Other	(26)	—	(26)	—	—	—
Ending balance	$2,370,574	$10,405	$2,380,979	$2,659,185	$12,914	$2,672,099

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity
	(Thousands of Dollars)
Beginning balance	$2,572,384	$12,611	$2,584,995	$2,852,201	$12,134	$2,864,335
Net income (loss)	91,048	(439)	90,609	(215,997)	(217)	(216,214)
Other comprehensive income (loss):
Foreign currency translation adjustment	(10,628)	(1,767)	(12,395)	10,704	997	11,701
Net unrealized gain (loss) on cash flow hedges	7,213	—	7,213	(90,565)	—	(90,565)
Net loss on cash flow hedges reclassified into interest expense, net	4,615	—	4,615	1,697	—	1,697
Net loss on cash flow hedges reclassified into income (loss) from discontinued operations	—	—	—	24,590	—	24,590
Total other comprehensive income (loss)	1,200	(1,767)	(567)	(53,574)	997	(52,577)
Cash distributions to partners	(294,153)	—	(294,153)	(267,228)	—	(267,228)
Issuance of common units, including contribution from general partner	—	—	—	344,076	—	344,076
Other	95	—	95	(293)	—	(293)
Ending balance	$2,370,574	$10,405	$2,380,979	$2,659,185	$12,914	$2,672,099

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Thousands of Dollars)
Net income (loss) attributable to NuStar Energy L.P.	$33,397	$4,389	$91,048	$(215,997)
Less general partner incentive distribution	10,805	10,805	32,415	30,437
Net income (loss) after general partner incentive distribution	22,592	(6,416)	58,633	(246,434)
General partner interest	2%	2%	2%	2%
General partner allocation of net income (loss) after general partner incentive distribution	452	(128)	1,174	(4,928)
General partner incentive distribution	10,805	10,805	32,415	30,437
Net income applicable to general partner	$11,257	$10,677	$33,589	$25,509

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Distributions
The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961	$5,883	$5,525
General partner incentive distribution	10,805	10,805	32,415	30,437
Total general partner distribution	12,766	12,766	38,298	35,962
Limited partners’ distribution	85,285	85,285	255,855	240,241
Total cash distributions	$98,051	$98,051	$294,153	$276,203

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$3.285	$3.285

The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions (Thousands of Dollars)	Record Date	Payment Date
September 30, 2013 (a)	$1.095	$98,051	November 11, 2013	November 14, 2013
June 30, 2013	$1.095	$98,051	August 5, 2013	August 9, 2013
March 31, 2013	$1.095	$98,051	May 6, 2013	May 10, 2013
December 31, 2012	$1.095	$98,051	February 11, 2013	February 14, 2013

(a)	The distribution was announced on October 31, 2013.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. NET INCOME (LOSS) PER UNIT

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

The following table details the calculation of earnings (loss) per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income (loss) attributable to NuStar Energy L.P.	$33,397	$4,389	$91,048	$(215,997)
Less general partner distribution (including IDR)	12,766	12,766	38,298	35,962
Less limited partner distribution	85,285	85,285	255,855	240,241
Distributions in excess of earnings	$(64,654)	$(93,662)	$(203,105)	$(492,200)

General partner earnings:
Distributions	$12,766	$12,766	$38,298	$35,962
Allocation of distributions in excess of earnings (2%)	(1,293)	(1,874)	(4,061)	(9,846)
Total	$11,473	$10,892	$34,237	$26,116

Limited partner earnings:
Distributions	$85,285	$85,285	$255,855	$240,241
Allocation of distributions in excess of earnings (98%)	(63,361)	(91,788)	(199,044)	(482,354)
Total	$21,924	$(6,503)	$56,811	$(242,113)

Weighted-average limited partner units outstanding	77,886,078	72,383,578	77,886,078	71,302,538

Net income (loss) per unit applicable to limited partners	$0.28	$(0.09)	$0.73	$(3.40)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. STATEMENTS OF CASH FLOWS
Changes in current assets and current liabilities were as follows:

	Nine Months Ended September 30,
	2013	2012
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$145,803	$95,213
Receivable from related parties	83,265	(3,149)
Inventories	47,145	60,878
Income tax receivable	1,204	3,190
Other current assets	24,026	(17,571)
Increase (decrease) in current liabilities:
Accounts payable	(176,161)	(11,854)
Payable to related party	18,180	6,976
Accrued interest payable	2,643	(5,867)
Accrued liabilities	(33,618)	(21,253)
Taxes other than income tax	3,144	2,662
Income tax payable	1,207	(475)
Changes in current assets and current liabilities	$116,838	$108,750

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable balance sheets due to current assets and current liabilities disposed of during the period and the effect of foreign currency translation.

Cash flows related to interest and income taxes were as follows:

	Nine Months Ended September 30,
	2013	2012
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$88,529	$85,583
Cash paid for income taxes, net of tax refunds received	$8,183	$18,308

12. SEGMENT INFORMATION

Our reportable business segments consist of storage, pipeline (formerly known as the transportation segment), and fuels marketing. In 2013, we renamed the “Asphalt and Fuels Marketing Segment” the “Fuels Marketing Segment” since this name more accurately reflects the operations that remain after our deconsolidation of Asphalt JV in 2012 and the San Antonio Refinery Sale.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Thousands of Dollars)
Revenues:
Storage:
Third parties	$131,207	$128,538	$396,086	$389,412
Intersegment	6,933	19,679	26,326	55,542
Related party	2,376	713	7,538	2,198
Total storage	140,516	148,930	429,950	447,152
Pipeline	111,508	92,570	301,761	244,938
Fuels marketing:
Third parties	534,919	1,371,935	1,969,886	4,334,361
Related party	—	—	8,645	—
Total fuels marketing	534,919	1,371,935	1,978,531	4,334,361
Consolidation and intersegment eliminations	(6,933)	(19,679)	(26,326)	(55,542)
Total revenues	$780,010	$1,593,756	$2,683,916	$4,970,909

Operating income:
Storage	$38,217	$50,422	$131,132	$160,696
Pipeline	58,018	41,864	149,126	110,640
Fuels marketing	(9,079)	(6,517)	(7,240)	(302,783)
Consolidation and intersegment eliminations	80	175	(33)	213
Total segment operating income (loss)	87,236	85,944	272,985	(31,234)
General and administrative expenses	18,831	24,953	65,978	75,254
Other depreciation and amortization expense	2,531	1,639	7,628	5,492
Other asset impairment loss	—	—	—	3,295
Gain on legal settlement	—	—	—	(28,738)
Total operating income (loss)	$65,874	$59,352	$199,379	$(86,537)

Total assets by reportable segment were as follows:

	September 30, 2013	December 31, 2012
	(Thousands of Dollars)
Storage	$2,675,227	$2,627,946
Pipeline	1,769,036	1,720,711
Fuels marketing	517,540	885,661
Total segment assets	4,961,803	5,234,318
Other partnership assets	280,857	378,771
Total consolidated assets	$5,242,660	$5,613,089

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

NuStar Energy has no operations and its assets consist mainly of its investments in NuStar Logistics and NuPOP, both wholly owned subsidiaries. The senior and subordinated notes issued by NuStar Logistics are fully and unconditionally guaranteed by NuStar Energy and NuPOP. As a result, the following condensed consolidating financial statements are presented as an alternative to providing separate financial statements for NuStar Logistics and NuPOP.

Condensed Consolidating Balance Sheets
September 30, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$286	$9	$—	$24,224	$—	$24,519
Receivables, net	—	48,527	11,331	194,930	13,944	268,732
Inventories	—	2,055	10,552	110,454	(63)	122,998
Income tax receivable	—	—	—	25	—	25
Other current assets	22	21,896	1,577	17,693	—	41,188
Assets held for sale	—	2,847	—	—	—	2,847
Intercompany receivable	—	324,347	387,731	—	(712,078)	—
Total current assets	308	399,681	411,191	347,326	(698,197)	460,309
Property, plant and equipment, net	—	1,539,777	575,143	1,246,930	—	3,361,850
Intangible assets, net	—	17,428	—	64,282	—	81,710
Goodwill	—	149,453	170,652	630,858	—	950,963
Investment in wholly owned subsidiaries	2,931,570	177,736	1,229,345	2,392,178	(6,730,829)	—
Investment in joint ventures	—	4,453	—	66,359	—	70,812
Deferred income tax asset	—	—	—	5,088	—	5,088
Note receivable from related party	—	146,472	—	—	—	146,472
Other long-term assets, net	490	123,982	26,331	14,653	—	165,456
Total assets	$2,932,368	$2,558,982	$2,412,662	$4,767,674	$(7,429,026)	$5,242,660
Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$—	$—	$33,982	$—	$33,982
Payables	—	62,791	10,704	154,510	13,944	241,949
Accrued interest payable	—	26,380	—	4	—	26,384
Accrued liabilities	750	14,300	5,558	16,836	—	37,444
Taxes other than income tax	63	6,526	3,780	2,697	—	13,066
Income tax payable	—	358	3	3,517	—	3,878
Intercompany payable	503,316	—	—	208,762	(712,078)	—
Total current liabilities	504,129	110,355	20,045	420,308	(698,134)	356,703
Long-term debt, less current portion	—	2,439,696	—	—	—	2,439,696
Long-term payable to related party	—	24,195	—	5,442	—	29,637
Deferred income tax liability	—	—	—	29,455	—	29,455
Other long-term liabilities	—	843	404	4,943	—	6,190
Total partners’ equity	2,428,239	(16,107)	2,392,213	4,307,526	(6,730,892)	2,380,979
Total liabilities and partners’ equity	$2,932,368	$2,558,982	$2,412,662	$4,767,674	$(7,429,026)	$5,242,660

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets
December 31, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$7,033	$1,112	$—	$75,457	$—	$83,602
Receivables, net	—	157,452	10,561	340,144	(10,381)	497,776
Inventories	—	2,320	5,590	165,349	(31)	173,228
Income tax receivable	—	—	—	1,265	—	1,265
Other current assets	—	26,353	1,468	37,417	—	65,238
Assets held for sale	—	35,337	—	82,997	—	118,334
Intercompany receivable	—	353,384	599,599	—	(952,983)	—
Total current assets	7,033	575,958	617,218	702,629	(963,395)	939,443
Property, plant and equipment, net	—	1,423,991	582,299	1,232,170	—	3,238,460
Intangible assets, net	—	18,733	—	73,702	—	92,435
Goodwill	—	145,990	170,652	634,382	—	951,024
Investment in wholly owned subsidiaries	3,133,097	161,957	1,208,595	2,329,595	(6,833,244)	—
Investment in joint ventures	—	35,883	—	67,062	—	102,945
Deferred income tax asset	—	—	—	3,108	—	3,108
Note receivable from related party	—	95,711	—	—	—	95,711
Other long-term assets, net	490	148,384	26,330	14,759	—	189,963
Total assets	$3,140,620	$2,606,607	$2,605,094	$5,057,407	$(7,796,639)	$5,613,089
Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$1,313	$250,967	$34,142	$—	$286,422
Payables	15	122,706	12,657	274,044	(10,381)	399,041
Accrued interest payable	—	22,512	1,224	5	—	23,741
Accrued liabilities	862	76,322	7,542	39,477	—	124,203
Taxes other than income tax	129	5,671	2,830	1,263	—	9,893
Income tax payable	—	247	—	2,424	—	2,671
Intercompany payable	508,365	—	—	444,618	(952,983)	—
Total current liabilities	509,371	228,771	275,220	795,973	(963,364)	845,971
Long-term debt, less current portion	—	2,124,582	—	—	—	2,124,582
Long-term payable to related party	—	12,629	—	5,442	—	18,071
Deferred income tax liability	—	—	—	32,114	—	32,114
Other long-term liabilities	—	2,701	279	4,376	—	7,356
Total partners’ equity	2,631,249	237,924	2,329,595	4,219,502	(6,833,275)	2,584,995
Total liabilities and partners’ equity	$3,140,620	$2,606,607	$2,605,094	$5,057,407	$(7,796,639)	$5,613,089

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended September 30, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$107,066	$50,669	$631,026	$(8,751)	$780,010
Costs and expenses	507	67,005	32,274	623,181	(8,831)	714,136
Operating (loss) income	(507)	40,061	18,395	7,845	80	65,874
Equity in earnings of subsidiaries	33,904	8,136	4,992	23,449	(70,481)	—
Equity in (loss) earnings of joint ventures	—	(8,202)	—	2,844	—	(5,358)
Interest (expense) income, net	—	(29,451)	76	125	—	(29,250)
Other income, net	—	—	8	1,399	—	1,407
Income from continuing operations before income tax expense	33,397	10,544	23,471	35,662	(70,401)	32,673
Income tax expense (benefit)	—	146	1	(710)	—	(563)
Income from continuing operations	33,397	10,398	23,470	36,372	(70,401)	33,236
Income from discontinued operations, net of tax	—	—	—	—	—	—
Net income	33,397	10,398	23,470	36,372	(70,401)	33,236
Less net loss attributable to noncontrolling interest	—	—	—	(161)	—	(161)
Net income attributable to NuStar Energy L.P.	$33,397	$10,398	$23,470	$36,533	$(70,401)	$33,397

Comprehensive income	$33,397	$12,746	$23,470	$39,578	$(70,401)	$38,790
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(729)	—	(729)
Comprehensive income attributable to NuStar Energy L.P.	$33,397	$12,746	$23,470	$40,307	$(70,401)	$39,519

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$97,369	$48,486	$1,455,625	$(7,724)	$1,593,756
Costs and expenses	460	57,573	36,977	1,447,320	(7,926)	1,534,404
Operating (loss) income	(460)	39,796	11,509	8,305	202	59,352
Equity in earnings (loss) of subsidiaries	4,849	(13,291)	13,862	24,246	(29,666)	—
Equity in (loss) earnings of joint venture	—	(3,304)	—	2,353	—	(951)
Interest expense, net	—	(20,804)	(2,800)	(290)	—	(23,894)
Other (expense) income, net	—	(21,491)	1,678	(130)	—	(19,943)
Income (loss) from continuing operations before income tax expense	4,389	(19,094)	24,249	34,484	(29,464)	14,564
Income tax expense	—	97	1	501	—	599
Income (loss) from continuing operations	4,389	(19,191)	24,248	33,983	(29,464)	13,965
Loss from discontinued operations, net of tax	—	(241)	—	(9,185)	(197)	(9,623)
Net income (loss)	4,389	(19,432)	24,248	24,798	(29,661)	4,342
Less net loss attributable to noncontrolling interest	—	—	—	(47)	—	(47)
Net income (loss) attributable to NuStar Energy L.P.	$4,389	$(19,432)	$24,248	$24,845	$(29,661)	$4,389

Comprehensive income (loss)	$4,389	$(22,612)	$24,248	$19,618	$(29,661)	$(4,018)
Less comprehensive income attributable to noncontrolling interest	—	—	—	66	—	66
Comprehensive income (loss) attributable to NuStar Energy L.P.	$4,389	$(22,612)	$24,248	$19,552	$(29,661)	$(4,084)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Nine Months Ended September 30, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$308,936	$151,189	$2,249,598	$(25,807)	$2,683,916
Costs and expenses	1,438	181,472	104,311	2,223,091	(25,775)	2,484,537
Operating (loss) income	(1,438)	127,464	46,878	26,507	(32)	199,379
Equity in earnings of subsidiaries	92,486	15,779	20,750	62,614	(191,629)	—
Equity in (loss) earnings of joint ventures	—	(31,713)	—	5,084	—	(26,629)
Interest expense, net	—	(83,788)	(4,941)	(312)	—	(89,041)
Other income (expense), net	—	2,466	(65)	1,577	—	3,978
Income from continuing operations before income tax expense	91,048	30,208	62,622	95,470	(191,661)	87,687
Income tax expense	—	420	4	5,723	—	6,147
Income from continuing operations	91,048	29,788	62,618	89,747	(191,661)	81,540
Income from discontinued operations, net of tax	—	28	—	9,041	—	9,069
Net income	91,048	29,816	62,618	98,788	(191,661)	90,609
Less net loss attributable to noncontrolling interest	—	—	—	(439)	—	(439)
Net income attributable to NuStar Energy L.P.	$91,048	$29,816	$62,618	$99,227	$(191,661)	$91,048

Comprehensive income	$91,048	$43,306	$62,618	$84,731	$(191,661)	$90,042
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(2,206)	—	(2,206)
Comprehensive income attributable to NuStar Energy L.P.	$91,048	$43,306	$62,618	$86,937	$(191,661)	$92,248

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$260,414	$142,769	$4,589,035	$(21,309)	$4,970,909
Costs and expenses	1,280	154,333	103,673	4,819,766	(21,606)	5,057,446
Operating (loss) income	(1,280)	106,081	39,096	(230,731)	297	(86,537)
Equity in (loss) earnings of subsidiaries	(214,717)	(342,197)	76,380	106,073	374,461	—
Equity in (loss) earnings of joint venture	—	(3,304)	—	7,120	—	3,816
Interest expense, net	—	(57,621)	(9,799)	(698)	—	(68,118)
Other (loss) income, net	—	(21,199)	1,751	(1,944)	—	(21,392)
(Loss) income from continuing operations before income tax expense	(215,997)	(318,240)	107,428	(120,180)	374,758	(172,231)
Income tax expense	—	238	1,331	18,749	—	20,318
(Loss) income from continuing operations	(215,997)	(318,478)	106,097	(138,929)	374,758	(192,549)
Loss from discontinued operations, net of tax	—	(2,154)	—	(21,250)	(261)	(23,665)
Net (loss) income	(215,997)	(320,632)	106,097	(160,179)	374,497	(216,214)
Less net loss attributable to noncontrolling interest	—	—	—	(217)	—	(217)
Net (loss) income attributable to NuStar Energy L.P.	$(215,997)	$(320,632)	$106,097	$(159,962)	$374,497	$(215,997)

Comprehensive (loss) income	$(215,997)	$(336,211)	$106,097	$(197,177)	$374,497	$(268,791)
Less comprehensive income attributable to noncontrolling interest	—	—	—	780	—	780
Comprehensive (loss) income attributable to NuStar Energy L.P.	$(215,997)	$(336,211)	$106,097	$(197,957)	$374,497	$(269,571)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$292,499	$159,157	$50,587	$170,479	$(294,182)	$378,540
Cash flows from investing activities:
Capital expenditures	—	(181,580)	(13,449)	(65,672)	—	(260,701)
Change in accounts payable related to capital expenditures	—	(5,419)	1,534	1,006	—	(2,879)
Proceeds from sale or disposition of assets	—	116,348	28	91	—	116,467
Increase in note receivable from related party	—	(50,761)	—	—	—	(50,761)
Investment in subsidiaries	(141)	—	—	—	141	—
Other, net	141	15	—	—	—	156
Net cash (used in) provided by investing activities	—	(121,397)	(11,887)	(64,575)	141	(197,718)
Cash flows from financing activities:
Debt borrowings	—	1,299,220	—	—	—	1,299,220
Debt repayments	—	(1,647,182)	(250,000)	—	—	(1,897,182)
Note offering, net	—	687,151	—	—	—	687,151
Distributions to unitholders and general partner	(294,153)	(294,153)	—	(29)	294,182	(294,153)
Payments for termination of interest rate swaps	—	(33,697)	—	—	—	(33,697)
Net intercompany borrowings (repayments)	(5,047)	(53,557)	211,300	(152,696)	—	—
Other, net	(46)	3,355	—	—	(141)	3,168
Net cash (used in) provided by financing activities	(299,246)	(38,863)	(38,700)	(152,725)	294,041	(235,493)
Effect of foreign exchange rate changes on cash	—	—	—	(4,412)	—	(4,412)
Net decrease in cash and cash equivalents	(6,747)	(1,103)	—	(51,233)	—	(59,083)
Cash and cash equivalents as of the beginning of the period	7,033	1,112	—	75,457	—	83,602
Cash and cash equivalents as of the end of the period	$286	$9	$—	$24,224	$—	$24,519

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$265,905	$91,736	$46,183	$142,700	$(274,645)	$271,879
Cash flows from investing activities:
Capital expenditures	—	(237,408)	(11,816)	(71,554)	—	(320,778)
Investment in other long-term assets	—	—	—	(2,364)	—	(2,364)
Proceeds from sale or disposition of assets	—	436,426	4,531	30,866	—	471,823
Increase in note receivable from related party	—	(170,711)	—	—	—	(170,711)
Investment in subsidiaries	(344,244)	—	—	(34)	344,278	—
Net cash (used in) provided by investing activities	(344,244)	28,307	(7,285)	(43,086)	344,278	(22,030)
Cash flows from financing activities:
Debt borrowings	—	1,877,048	—	—	—	1,877,048
Debt repayments	—	(2,109,058)	(250,000)	—	—	(2,359,058)
Note offering, net	—	247,408	—	—	—	247,408
Issuance of common units, net of issuance costs	336,662	—	—	—	—	336,662
General partner contribution	7,121	—	—	—	—	7,121
Distributions to unitholders and general partner	(267,228)	(267,228)	—	(7,426)	274,654	(267,228)
Payments for termination of interest rate swaps	—	(5,678)	—	—	—	(5,678)
Contributions from (distributions to) affiliates	—	344,244	—	34	(344,278)	—
Net intercompany borrowings (repayments)	9,059	(206,846)	211,102	(13,306)	(9)	—
Other, net	(133)	496	—	—	—	363
Net cash provided by (used in) financing activities	85,481	(119,614)	(38,898)	(20,698)	(69,633)	(163,362)
Effect of foreign exchange rate changes on cash	—	(431)	—	3,903	—	3,472
Net increase (decrease) in cash and cash equivalents	7,142	(2)	—	82,819	—	89,959
Cash and cash equivalents as of the beginning of the period	139	14	—	17,344	—	17,497
Cash and cash equivalents as of the end of the period	$7,281	$12	$—	$100,163	$—	$107,456

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2012, Part I, Item 1A “Risk Factors,” as updated by the risk factors disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2103, as well as our subsequent current and quarterly reports, for a discussion of certain of those risks, uncertainties and assumptions.

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

OVERVIEW
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is a publicly held Delaware limited partnership engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and fuels marketing. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 15.0% total interest in us as of September 30, 2013. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in six sections:

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
Pipeline. We own common carrier refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 5,463 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. The East and North Pipelines also include 21 terminals providing storage capacity of 4.9 million barrels, and the East Pipeline includes two tank farms providing storage capacity of 1.4 million barrels. In addition, we own a 2,000 mile anhydrous Ammonia Pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. We also own 1,180 miles of crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois, as well as 3.4 million barrels of crude storage in Texas and Oklahoma located along those crude oil pipelines. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in our Ammonia Pipeline.
Fuels Marketing. In 2013, we renamed the “Asphalt and Fuels Marketing Segment” to the “Fuels Marketing Segment” since this name more accurately reflects the operations that remain after our deconsolidation of Asphalt JV in 2012 and the San Antonio Refinery Sale. Within our fuels marketing operations, we purchase crude oil and refined petroleum products for resale. The results of operations for the fuels marketing segment depend largely on the margin between our cost and the sales prices of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of the storage and pipeline segments. We enter into derivative contracts to attempt to mitigate the effects of commodity price fluctuations.

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Change
	2013	2012
Statement of Income Data:
Revenues:
Services revenues	$245,577	$225,068	$20,509
Product sales	534,433	1,368,688	(834,255)
Total revenues	780,010	1,593,756	(813,746)

Costs and expenses:
Cost of product sales	527,217	1,329,377	(802,160)
Operating expenses	120,491	142,037	(21,546)
General and administrative expenses	18,831	24,953	(6,122)
Depreciation and amortization expense	47,597	38,037	9,560
Total costs and expenses	714,136	1,534,404	(820,268)

Operating income	65,874	59,352	6,522
Equity in loss of joint ventures	(5,358)	(951)	(4,407)
Interest expense, net	(31,078)	(23,894)	(7,184)
Interest income from related party	1,828	—	1,828
Other income (expense), net	1,407	(19,943)	21,350
Income from continuing operations before income tax (benefit) expense	32,673	14,564	18,109
Income tax (benefit) expense	(563)	599	(1,162)
Income from continuing operations	33,236	13,965	19,271
Loss from discontinued operations, net of tax	—	(9,623)	9,623
Net income	$33,236	$4,342	$28,894
Net income (loss) per unit applicable to limited partners:
Continuing operations	$0.28	$0.04	$0.24
Discontinued operations	—	(0.13)	0.13
Total	$0.28	$(0.09)	$0.37
Weighted-average limited partner units outstanding	77,886,078	72,383,578	5,502,500

Highlights
Net income increased $28.9 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, mainly due to a $21.6 million loss related to the Asphalt Sale in the third quarter of 2012, and a loss from discontinued operations of $9.6 million in the third quarter of 2012, which is attributable to the San Antonio Refinery Sale.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended September 30,		Change
	2013	2012
Storage:
Throughput (barrels/day)	832,412	780,560	51,852
Throughput revenues	$27,937	$23,222	$4,715
Storage lease revenues	112,579	125,708	(13,129)
Total revenues	140,516	148,930	(8,414)
Operating expenses	74,641	75,210	(569)
Depreciation and amortization expense	27,658	23,298	4,360
Segment operating income	$38,217	$50,422	$(12,205)
Pipeline:
Refined products pipelines throughput (barrels/day)	501,511	521,255	(19,744)
Crude oil pipelines throughput (barrels/day)	382,539	357,064	25,475
Total throughput (barrels/day)	884,050	878,319	5,731
Throughput revenues	$111,508	$92,570	$18,938
Operating expenses	36,089	37,621	(1,532)
Depreciation and amortization expense	17,401	13,085	4,316
Segment operating income	$58,018	$41,864	$16,154
Fuels Marketing:
Product sales	$534,919	$1,371,935	$(837,016)
Cost of product sales	531,481	1,336,642	(805,161)
Gross margin	3,438	35,293	(31,855)
Operating expenses	12,510	41,795	(29,285)
Depreciation and amortization expense	7	15	(8)
Segment operating loss	$(9,079)	$(6,517)	$(2,562)
Consolidation and Intersegment Eliminations:
Revenues	$(6,933)	$(19,679)	$12,746
Cost of product sales	(4,264)	(7,265)	3,001
Operating expenses	(2,749)	(12,589)	9,840
Total	$80	$175	$(95)
Consolidated Information:
Revenues	$780,010	$1,593,756	$(813,746)
Cost of product sales	527,217	1,329,377	(802,160)
Operating expenses	120,491	142,037	(21,546)
Depreciation and amortization expense	45,066	36,398	8,668
Segment operating income	87,236	85,944	1,292
General and administrative expenses	18,831	24,953	(6,122)
Other depreciation and amortization expense	2,531	1,639	892
Consolidated operating income	$65,874	$59,352	$6,522

Storage
Throughput revenues increased $4.7 million and throughputs increased 51,852 barrels per day for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. Throughputs increased 79,365 barrels per day and revenues increased $5.5 million at our Corpus Christi crude storage tank facility due to an increase in Eagle Ford Shale crude oil being shipped to Corpus Christi. These increases were partially offset by a decrease in throughputs of 25,570 barrels per day and a decrease in revenues of $0.9 million, primarily due to maintenance at the refineries served by our Benicia crude oil storage tanks and Three Rivers refined products terminals.

Storage lease revenues decreased $13.1 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to:

•
a decrease of $10.9 million at various domestic terminals, mainly as a result of reduced demand in several markets, resulting in lower throughputs, storage fees and reimbursable revenues; Demand was lower as a result of the backwardated market, and a narrowing price differential on two traded crude oil grades (WTI and LLS) reduced profit sharing on our unit train at our St. James terminal;

•	a decrease of $2.4 million at asphalt terminals under storage agreements with Asphalt JV, which we entered into simultaneously with the Asphalt Sale; and

•	a decrease of $1.8 million at our UK and Amsterdam terminals, mainly due to reduced demand and decreased throughput and related handling fees.

Those declines in storage lease revenues were partially offset by an increase in storage lease revenues of $1.6 million due to increased reimbursable revenues and throughputs at our Point Tupper terminal facility and an increase of $1.4 million due to our acquisition of a lease at the Red Fish Bay terminal in conjunction with the TexStar Asset Acquisition.

Depreciation and amortization expense increased $4.4 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to the completion of a dock optimization project at our Corpus Christi crude storage tank facility and tank expansion projects at our St. Eustatius and St. James terminals.

Pipeline
Revenues increased $18.9 million and throughputs increased 5,731 barrels per day for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to:

•
an increase in revenues of $14.3 million and an increase in throughputs of 53,338 barrels per day on crude oil pipelines that serve Eagle Ford Shale production in South Texas, primarily resulting from the TexStar Asset Acquisition and crude oil pipelines that were placed in service in the fourth quarter of 2012 and during the nine months ended September 30, 2013;

•
an increase in revenues of $1.8 million and an increase in throughputs of 2,678 barrels per day on the refined product pipelines serving the McKee refinery due to increased volumes on certain pipelines with higher tariffs;

•
an increase in revenues of $1.7 million, while throughputs remained flat, on the North Pipeline due to higher average tariffs resulting from the annual index adjustment in July 2013 and the recognition of reimbursed pipeline expansion costs; and

•
an increase in revenues of $1.5 million on the East Pipeline due to higher average tariffs resulting from the annual index adjustment in July 2013 and increased long-haul deliveries. Throughputs decreased 13,791 barrels per day due to a late start of the fall harvest and intermittent gasoline shortages.

The higher throughputs were partially offset by a decrease in throughputs of 27,381 barrels per day on crude oil pipelines serving the Ardmore refinery due to a new contract effective January 1, 2013, that combines two segments of a crude oil pipeline serving the Ardmore refinery that were previously reported as separate throughputs. In addition, revenues decreased $1.1 million and throughputs decreased 4,906 barrels per day on the Ammonia Pipeline primarily due to a late start of the fall harvest in 2013.

Operating expenses decreased $1.5 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to temporary barge rental costs in 2012 related to moving a customer’s product in conjunction with an Eagle Ford Shale project and decreased maintenance costs on the East Pipeline. These decreases were partially offset by an increase in operating expenses resulting from the TexStar Asset Acquisition.

Depreciation and amortization expense increased $4.3 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, mainly due to the TexStar Asset Acquisition in December 2012 and the completion of various projects that serve Eagle Ford Shale production.

Fuels Marketing
The consolidated statements of comprehensive income include the results of operations for Asphalt JV in “Equity in (loss) earnings of joint ventures” commencing on September 28, 2012. Previously, we reported the results of operations for our Asphalt Operations in the fuels marketing segment. For the three months ended September 30, 2013, this segment mainly includes refined products marketing, crude oil trading, heavy fuel oil and bunkering operations. The table below presents pro forma financial information that removes the historical results of our Asphalt Operations from the segment results for the three months ended September 30, 2012 in order to provide a more meaningful comparison of the segment’s results.

		Three Months Ended September 30, 2012
	Three Months Ended September 30, 2013	Actual	Asphalt Operations	Pro Forma	Change
	(Thousands of Dollars)
Product sales	$534,919	$1,371,935	$556,672	$815,263	$(280,344)
Cost of product sales	531,481	1,336,642	527,157	809,485	(278,004)
Gross margin	3,438	35,293	29,515	5,778	(2,340)
Operating expenses	12,510	41,795	27,446	14,349	(1,839)
Depreciation and amortization expense	7	15	—	15	(8)
Segment operating loss (income)	$(9,079)	$(6,517)	$2,069	$(8,586)	$(493)

Sales and cost of product sales decreased $280.3 million and $278.0 million, respectively, resulting in a decrease in total gross margin of $2.3 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The decrease in total gross margin was primarily due to a decrease of $8.1 million in the gross margin from bunker fuel sales, mainly at our St. Eustatius and Texas City facilities. Reduced demand for bunker fuels and increased competition in the U.S. Gulf Coast and the Caribbean has negatively impacted our sales prices and resulted in lower gross margins as compared to the same period last year. This decrease was partially offset by an increase of $4.9 million in the gross margin from fuel oil trading for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, due to hedge gains that were partially offset by lower sales prices and a 22% decline in volumes sold compared to the same period last year.

Operating expenses decreased $1.8 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily as a result of decreased vessel lease and fuel costs at our St. Eustatius facility and decreased railcar costs associated with fuel oil sales.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Revenue and operating expense eliminations changed by $12.7 million and $9.8 million, respectively, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, mainly due to the Asphalt Sale in September 2012. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses decreased $6.1 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily as a result of lower compensation expense associated with our long-term incentive plans. Salaries and wages also decreased due to a reduction in the bonus accrual and lower headcount. In addition, certain general and administrative expenses are now reimbursed by Asphalt JV for corporate support services under a services agreement between Asphalt JV and NuStar GP, LLC.

Equity in loss of joint ventures increased $4.4 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to an $8.2 million loss from our investment in Asphalt JV, that was mainly related to weak asphalt margins.

Interest expense, net increased $7.2 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, mainly due to the issuance of the $402.5 million of 7.625% fixed-to-floating rate subordinated notes in January 2013.

Interest income from related party of $1.8 million for the three months ended September 30, 2013 represents the interest earned on a $250.0 million seven-year unsecured revolving credit facility with Asphalt JV.

Other income (expense), net changed by $21.4 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, mainly due to a $21.6 million loss related to the Asphalt Sale in the third quarter of 2012.

Income tax expense decreased $1.2 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, mainly due to rate reductions in the UK and Texas in 2013 and Canadian tax audit adjustments recorded in 2012.

For the three months ended September 30, 2012, we recorded a loss from discontinued operations of $9.6 million, all of which is attributable to the San Antonio Refinery.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Nine Months Ended September 30,		Change
	2013	2012
Statement of Income Data:
Revenues:
Services revenues	$706,493	$646,444	$60,049
Product sales	1,977,423	4,324,465	(2,347,042)
Total revenues	2,683,916	4,970,909	(2,286,993)

Costs and expenses:
Cost of product sales	1,928,237	4,211,966	(2,283,729)
Operating expenses	353,137	401,648	(48,511)
General and administrative expenses	65,978	75,254	(9,276)
Depreciation and amortization expense	137,185	125,538	11,647
Asset impairment loss	—	249,646	(249,646)
Goodwill impairment loss	—	22,132	(22,132)
Gain on legal settlement	—	(28,738)	28,738
Total costs and expenses	2,484,537	5,057,446	(2,572,909)

Operating (loss) income	199,379	(86,537)	285,916
Equity in (loss) earnings of joint ventures	(26,629)	3,816	(30,445)
Interest expense, net	(93,601)	(68,118)	(25,483)
Interest income from related party	4,560	—	4,560
Other income (expense), net	3,978	(21,392)	25,370
Income (loss) before income tax expense	87,687	(172,231)	259,918
Income tax expense	6,147	20,318	(14,171)
Income (loss) from continuing operations	81,540	(192,549)	274,089
Income (loss) from discontinued operations, net of tax	9,069	(23,665)	32,734
Net income (loss)	$90,609	$(216,214)	$306,823

Net income (loss) per unit applicable to limited partners:
Continuing operations	$0.61	$(3.07)	$3.68
Discontinued operations	0.12	(0.33)	0.45
Total	$0.73	$(3.40)	$4.13

Weighted-average limited partner units outstanding	77,886,078	71,302,538	6,583,540

Highlights
Net income increased $306.8 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to an operating loss of $302.8 million in the fuels marketing segment for the nine months ended September 30, 2012, compared to an operating loss of $7.2 million for the nine months ended September 30, 2013. The operating loss in the fuels marketing segment mainly resulted from an asset impairment charge of $266.4 million in the second quarter of 2012 related to the goodwill and long-lived assets of the Asphalt Operations.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Nine Months Ended September 30,		Change
	2013	2012
Storage:
Throughput (barrels/day)	772,383	755,893	16,490
Throughput revenues	$76,924	$67,679	$9,245
Storage lease revenues	353,026	379,473	(26,447)
Total revenues	429,950	447,152	(17,202)
Operating expenses	219,320	214,605	4,715
Depreciation and amortization expense	79,498	69,725	9,773
Asset impairment loss	—	2,126	(2,126)
Segment operating income	$131,132	$160,696	$(29,564)
Pipeline:
Refined products pipelines throughput (barrels/day)	477,601	490,775	(13,174)
Crude oil pipelines throughput (barrels/day)	361,642	326,454	35,188
Total throughput (barrels/day)	839,243	817,229	22,014
Throughput revenues	$301,761	$244,938	$56,823
Operating expenses	102,596	95,212	7,384
Depreciation and amortization expense	50,039	39,086	10,953
Segment operating income	$149,126	$110,640	$38,486
Fuels Marketing:
Product sales	$1,978,531	$4,334,361	$(2,355,830)
Cost of product sales	1,944,415	4,231,551	(2,287,136)
Gross margin	34,116	102,810	(68,694)
Operating expenses	41,336	128,001	(86,665)
Depreciation and amortization expense	20	11,235	(11,215)
Asset and goodwill impairment loss	—	266,357	(266,357)
Segment operating loss	$(7,240)	$(302,783)	$295,543
Consolidation and Intersegment Eliminations:
Revenues	$(26,326)	$(55,542)	$29,216
Cost of product sales	(16,178)	(19,585)	3,407
Operating expenses	(10,115)	(36,170)	26,055
Total	$(33)	$213	$(246)
Consolidated Information:
Revenues	$2,683,916	$4,970,909	$(2,286,993)
Cost of product sales	1,928,237	4,211,966	(2,283,729)
Operating expenses	353,137	401,648	(48,511)
Depreciation and amortization expense	129,557	120,046	9,511
Asset and goodwill impairment loss	—	268,483	(268,483)
Segment operating income (loss)	272,985	(31,234)	304,219
General and administrative expenses	65,978	75,254	(9,276)
Other depreciation and amortization expense	7,628	5,492	2,136
Other asset impairment loss	—	3,295	(3,295)
Gain on legal settlement	—	(28,738)	28,738
Consolidated operating income (loss)	$199,379	$(86,537)	$285,916

Storage
Throughput revenue increased $9.2 million, and throughputs increased 16,490 barrels per day, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. Revenues increased $13.7 million and throughputs increased 80,292 barrels per day as a result of changing our Corpus Christi crude storage tank facility from a lease-based to a throughput-based facility in the third quarter of 2012 in connection with the Eagle Ford Shale projects in our pipeline segment. These increases were partially offset by decreased throughputs of 56,500 barrels per day and decreased revenues of $3.9 million resulting from turnarounds, maintenance and operational issues in 2013 at the refineries served by our Corpus Christi, Texas City and Benicia crude oil storage tanks and our Three Rivers refined products terminals.

Storage lease revenues decreased $26.4 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to:

•	a decrease of $23.1 million at various domestic terminals, mainly as a result of reduced demand in several markets, resulting in lower throughputs, storage fees and reimbursable revenues;

•	a decrease of $7.6 million at our St. Eustatius terminal facility, mainly due to decreased reimbursable revenue, throughput and related handling fees and dockage revenues;

•	a decrease of $6.2 million at our Corpus Christi crude storage tank facility due to the change to throughput-based fees in July 2012;

•	a decrease of $5.8 million at asphalt terminals under storage agreements with Asphalt JV, which we entered into simultaneously with the Asphalt Sale;

•	a decrease of $4.9 million at our UK and Amsterdam terminals, mainly due to reduced demand and the effect of foreign exchange rates; and

•	a decrease of $2.9 million due to the sale of five refined product terminals in April 2012.

The declines in storage lease revenues were partially offset by an increase in storage lease revenues of $22.7 million resulting from a completed unit train offloading facility at our St. James terminal and completed tank expansion projects at our St. James and St. Eustatius terminals. In addition, revenues increased $4.1 million as a result of our acquisition of a lease at the Red Fish Bay terminal in conjunction with the TexStar Asset Acquisition.

Operating expenses increased $4.7 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to:

•	an increase of $4.0 million in other operating expenses, mainly due to increased dockage activity at our Corpus Christi crude storage tank facility;

•
an increase of $3.2 million in salaries and wages, due to merit increases and higher temporary labor costs, a collective labor agreement that became effective in mid-2012 associated with our St. Eustatius terminal and our acquisition of a lease at the Red Fish Bay terminal in conjunction with the TexStar Asset Acquisition; and

•	an increase of $3.4 million due to increased dock and rail labor costs at our St. James terminal and increased maintenance costs at our St. Eustatius terminal.

These increases were partially offset by a decrease of $6.1 million in reimbursable expenses, consistent with the decrease in reimbursable revenues, mainly at our St. Eustatius terminal facility and terminals in our northeast region.

Depreciation and amortization expense increased $9.8 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to the completion of a dock optimization project at our Corpus Christi crude storage tank facility, unit train and tank expansion projects at our St. James terminal and a tank expansion project at our St. Eustatius terminal.

Pipeline
Revenues increased $56.8 million and throughputs increased 22,014 for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to:

•
an increase in revenues of $43.3 million and an increase in throughputs of 64,379 barrels per day on crude oil pipelines that serve Eagle Ford Shale production in South Texas, primarily resulting from the TexStar Asset Acquisition and crude oil pipelines that were placed in service in the fourth quarter of 2012;

•
an increase in revenues of $5.6 million and an increase in throughputs of 2,116 barrels per day on the North Pipeline, mainly due to the completion of an expansion project at the Mandan refinery in June 2012 and the recognition of reimbursed pipeline expansion costs;

•
an increase in revenues of $5.0 million, resulting from a slight increase in throughputs on the crude oil and refined product pipelines serving the McKee refinery, due to increased volumes on pipelines with higher tariffs; and

•
an increase in revenues of $3.4 million on the East Pipeline due to higher average tariffs resulting from the annual index adjustment in July 2013 and increased long-haul deliveries. Throughputs decreased 4,678 barrels per day as a result of a late start of the fall harvest and intermittent gasoline shortages.

The higher throughputs were partially offset by a decrease in throughputs of 27,372 barrels per day on crude oil pipelines serving the Ardmore refinery due to a new contract effective January 1, 2013 that combines two segments of a crude oil pipeline serving the Ardmore refinery that were previously reported as separate throughputs. In addition, the Ardmore refinery had a turnaround and operational issues during the first quarter of 2013.

Operating expenses increased $7.4 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to an increase of $14.8 million on crude oil pipelines that serve Eagle Ford Shale production in South Texas, resulting from the TexStar Asset Acquisition and crude oil pipelines that were placed in service in the fourth quarter of 2012. This increase was partially offset by a decrease of $6.5 million resulting from the reduction of the contingent consideration liability recorded in association with the TexStar Asset Acquisition. Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion. In addition, operating expenses decreased $2.3 million due temporary barge rental costs in 2012 related to moving a customer’s product in conjunction with an Eagle Ford Shale project.

Depreciation and amortization expense increased $11.0 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, mainly due to TexStar Asset Acquisition in December 2012 and the completion of various projects that serve Eagle Ford Shale production.

Fuels Marketing
The consolidated statements of comprehensive income include the results of operations for Asphalt JV in “Equity in (loss) earnings of joint ventures” commencing on September 28, 2012. Previously, we reported the results of operations for our Asphalt Operations in the fuels marketing segment. For the nine months ended September 30, 2013, this segment mainly includes refined products marketing, crude oil trading, heavy fuel oil and bunkering operations. The table below presents pro forma financial information that removes the historical financial information for our Asphalt Operations from the segment results for the nine months ended September 30, 2012 in order to provide a more meaningful comparison of the segment’s results.

		Nine Months Ended September 30, 2012
	Nine Months Ended September 30, 2013	Actual	Asphalt Operations	Pro Forma	Change
	(Thousands of Dollars)
Product sales	$1,978,531	$4,334,361	$1,315,336	$3,019,025	$(1,040,494)
Cost of product sales	1,944,415	4,231,551	1,257,222	2,974,329	(1,029,914)
Gross margin	34,116	102,810	58,114	44,696	(10,580)
Operating expenses	41,336	128,001	84,221	43,780	(2,444)
Depreciation and amortization expense	20	11,235	11,138	97	(77)
Asset and goodwill impairment loss	—	266,357	266,357	—	—
Segment operating loss	$(7,240)	$(302,783)	$(303,602)	$819	$(8,059)

Sales and cost of product sales decreased $1,040.5 million and $1,029.9 million, respectively, resulting in a decrease in total gross margin of $10.6 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The decrease in total gross margin was primarily due to a decrease of $14.4 million in the gross margin from bunker fuel sales, mainly at our St. Eustatius and Texas City facilities. Reduced demand for bunker fuels and increased competition in the U.S. Gulf Coast and the Caribbean has negatively impacted our sales prices and resulted in lower gross margins as compared to the same period last year. In addition, the gross margin from crude oil trading decreased $12.5 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, resulting from fewer contract volumes that benefited from the widening price differential on two traded crude oil grades (WTI and LLS). These decreases were partially offset by an increase of $16.0 million in the gross margin from fuel oil trading attributable to hedge gains and lower costs that outweighed falling sales prices compared to the same period last year.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Revenue and operating expense eliminations changed by $29.2 million and $26.1 million, respectively, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, mainly due to the Asphalt Sale in September 2012. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses decreased $9.3 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily as a result of expenses that are now reimbursed by Asphalt JV for corporate support services under a services agreement between Asphalt JV and NuStar GP, LLC. In addition, general and administrative expenses in the second quarter of 2012 included penalties and related costs as a result of a Canadian income tax audit.

Our equity interest in joint ventures generated a loss of $26.6 million for the nine months ended September 30, 2013, compared to earnings of $3.8 million for the nine months ended September 30, 2012, primarily due to a $31.7 million loss from our investment in Asphalt JV in 2013, that was mainly related to weak asphalt margins.

Interest expense, net increased $25.5 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, mainly due to the issuance of the $402.5 million of 7.625% fixed-to-floating rate subordinated notes in January 2013.

Interest income from related party of $4.6 million for the nine months ended September 30, 2013 represents the interest earned on a $250.0 million seven-year unsecured revolving credit facility with Asphalt JV.

Other income (expense), net changed by $25.4 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, mainly due to a $21.6 million loss associated with the Asphalt Sale in 2012 and changes in foreign exchange rates related to our Canadian subsidiaries and joint venture in Turkey.

Income tax expense, net decreased $14.2 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, mainly due to tax expense of $10.1 million related to the $28.7 million gain on legal settlement recognized in the second quarter of 2012, Canadian tax audit adjustments recorded in 2012 and rate reductions in the UK and Texas in 2013.

For the nine months ended September 30, 2013, we recorded income from discontinued operations of $9.1 million, compared to a loss from discontinued operations of $23.7 million for the nine months ended September 30, 2012, all of which is attributable to the San Antonio Refinery. Income from discontinued operations for the nine months ended September 30, 2013 includes a gain of $9.3 million related to the San Antonio Refinery Sale.

TRENDS AND OUTLOOK
We expect our operating income for the fourth quarter of 2013 to be higher than the fourth quarter of 2012 in each of our three reporting segments.
Storage Segment
In the fourth quarter of 2013, we expect the storage segment to benefit from expansion projects completed in 2012 and in the first quarter of 2013 at our St. James, Louisiana terminal and our St. Eustatius terminal in the Caribbean, as well as the expected completion of a second rail-car offloading facility at our St. James, Louisiana terminal in the fourth quarter of 2013.

However, continued backwardation of the forward pricing curve has resulted in reduced demand for storage at certain of our terminal locations. The reduced demand is putting downward pressure on storage rates in certain markets as some of our storage contracts come up for renewal, thus negatively affecting our earnings. In addition, the segment was impacted by lower profit sharing on our unit train at our St. James, Louisiana terminal due to the narrowing of the LLS to WTI spread. Although we expect earnings for the fourth quarter 2013 to exceed the same period for 2012, the full-year earnings for 2013 are expected to be lower than 2012.
Pipeline Segment
We expect pipeline segment earnings for the fourth quarter and full year of 2013 to exceed the comparable periods of 2012, mainly due to higher throughputs resulting from our Eagle Ford Shale projects completed in 2012 and from our December 2012 TexStar Asset Acquisition. During the third quarter of 2013, we completed an additional project in the Eagle Ford Shale region that should continue to increase throughputs and improve our earnings. These increased throughputs, coupled with the July 1, 2013 tariff increase on pipelines regulated by the Federal Energy Regulatory Commission, should contribute to higher earnings.

Fuels Marketing Segment
Although we continue to experience challenges in our fuels marketing segment, we expect improved performance in the fourth quarter of 2013 results as compared to 2012, primarily due to higher projected earnings from bunker fuel sales.  During the third quarter of 2013, we entered into a new bunker fuel supply agreement, which reduced our working capital requirements and has allowed us to reduce operating costs, both of which are expected to benefit the fourth quarter of 2013.  Overall, we expect the full year 2013 results to exceed 2012 due mainly to the sale of the Asphalt Operations in September 2012.  However, due to the many factors affecting margins of these businesses, actual results may be higher or lower than what we currently forecast.

Our outlook for the partnership may change depending on, among other things, crude oil prices, the state of the economy, changes to refinery maintenance schedules and other factors that affect overall demand for the products we store, transport and sell, as well as changes in commodity prices for the products we market.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Primary Cash Requirements. Our primary cash requirements are for distributions to our partners, working capital (including inventory purchases), debt service, capital expenditures, including reliability capital, a financing agreement with Asphalt JV, acquisitions and operating expenses.

Our partnership agreement requires that we distribute all “Available Cash” to our partners each quarter, and this term is defined in the partnership agreement as cash on hand at the end of the quarter, plus certain permitted borrowings made subsequent to the end of the quarter, less cash reserves determined by the board of directors.

Sources of Funds. Each year, we work to fund our annual total operating expenses, interest expense, reliability capital expenditures and distribution requirements with our net cash provided by operating activities during that year. If we do not generate sufficient cash from operations to meet those requirements, we utilize other sources of cash flow, which in the past have included borrowings under our $1.5 billion five-year revolving credit agreement (the 2012 Revolving Credit Agreement), sales of non-strategic assets and, to the extent necessary, funds raised through equity or debt offerings under our shelf registration statements. Additionally, we typically fund our strategic capital expenditures from external sources, primarily borrowings under the 2012 Revolving Credit Agreement or funds raised through equity or debt offerings. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control. Our risk factors in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 describe the risks inherent to these sources of funding and the availability thereof.

During periods that our cash flow from operations is less than our distribution and reliability capital requirements, we may maintain our distribution level because we can utilize other sources of Available Cash, as provided in our partnership agreement, including borrowing under the 2012 Revolving Credit Agreement and the proceeds from the sales of assets. Our risk factors in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 describe the risks inherent in our ability to maintain or grow the distribution.

Cash Requirements and Sources in 2011 and 2012. During the past two fiscal years, we did not generate sufficient cash from operations to meet our annual funding goal. Those shortfalls in cash from operations in 2011 and 2012, relative to our reliability capital and distribution requirements, were primarily attributable to our asphalt and fuels marketing segment. Our 2011 acquisition of the San Antonio refinery, along with expansion in other aspects of the segment, significantly increased our working capital requirements, which in turn reduced our net cash provided by operating activities during that fiscal year. In 2012, poor margins in the segment drove our earnings down sharply and again reduced our net cash provided by operating activities below our distribution and reliability capital requirements.

2012 Strategic Redirection and Its Impact. As a result of our continuing evaluation of our performance in 2011 and 2012, in 2012, we embarked on a strategic redirection to, first, focus on our core, fee-based businesses, storage and pipelines, and, second, reduce earnings volatility and working capital requirements stemming from the asphalt and fuels marketing segment. Since then, we have implemented our first goal through the development of a number of internal growth projects, as well as an acquisition of crude oil pipelines and gathering lines in Texas on December 13, 2012. We have executed on our second goal through selling a 50% interest in our asphalt business on September 28, 2012, and we then deconsolidated the results of our remaining interest in those operations. We continued to further our second goal by selling the San Antonio Refinery on January 1, 2013.

While we continue to work to implement our redirection, the changes to date have already begun to yield positive results, and we described those in more detail below. In view of those improvements, along with our strategic plan, we currently expect to continue to produce cash from operations in excess of our reliability capital requirements and our distribution.

Cash Flows for the Nine Months Ended September 30, 2013 and 2012
The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2013	2012
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$378,540	$271,879
Investing activities	(197,718)	(22,030)
Financing activities	(235,493)	(163,362)
Effect of foreign exchange rate changes on cash	(4,412)	3,472
Net (decrease) increase in cash and cash equivalents	$(59,083)	$89,959

Net cash provided by operating activities for the nine months ended September 30, 2013 was $378.5 million, compared to $271.9 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, we reported net income of $90.6 million, compared to a net loss of $216.2 million for the nine months ended September 30, 2012. The net loss for the nine months ended September 30, 2012 included $271.8 million of non-cash asset impairment charges. In addition, we reported equity in loss of joint ventures of $26.6 million for the nine months ended September 30, 2013, compared to equity in earnings of $3.8 million for the nine months ended September 30, 2012. Equity in loss of joint ventures for the nine months ended September 30, 2013 included a $31.7 million loss from our investment in Asphalt JV. Cash flows from operating activities for the nine months ended September 30, 2012 also include an adjustment to net loss for a pre-tax, non-cash gain on a legal settlement of $28.7 million.

Working capital decreased by $116.8 million for the nine months ended September 30, 2013, compared to a decrease of $108.8 million for the nine months ended September 30, 2012. Please refer to the Working Capital Requirements section below for a discussion of the changes in working capital.

For the nine months ended September 30, 2013, net cash provided by operating activities exceeded our distribution requirements and reliability capital expenditures. Proceeds from the San Antonio Refinery Sale and proceeds from long-term debt borrowings, net of repayments, combined with net cash provided by operating activities and cash on hand, were used to fund strategic capital expenditures and advances to Asphalt JV under the NuStar JV Facility.

For the nine months ended September 30, 2012, net cash provided by operating activities, proceeds from the Asphalt Sale and proceeds from our issuance of common units were used to fund our distributions to unitholders and our general partner, capital expenditures, repayments of long-term debt and advances to Asphalt JV under the NuStar JV Facility.

Revolving Credit Agreement
As of September 30, 2013, our consolidated debt coverage ratio was 4.3x, and we had $1,055.5 million available for borrowing. Due to a covenant in our 2012 Revolving Credit Agreement that requires us to maintain, as of the end of any four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00, we may not be able to borrow the maximum available amount.

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

6.75% Senior Notes. On August 19, 2013, NuStar Logistics issued $300.0 million of 6.75% senior notes due February 1, 2021 (the 6.75% Senior Notes). We received proceeds of approximately $296.3 million, net of the underwriters’ discount and deferred issuance costs of $3.7 million, which we used for general partnership purposes, including repayment of outstanding borrowings under our 2012 Revolving Credit Agreement. The interest on the 6.75% Senior Notes is payable semi-annually in arrears on February 1 and August 1 of each year beginning on February 1, 2014.

7.625% Fixed-to-Floating Rate Subordinated Notes. On January 22, 2013, NuStar Logistics issued $402.5 million of 7.625% fixed-to-floating rate subordinated notes due January 15, 2043 (the Subordinated Notes), including the underwriters’ option to purchase up to an additional $52.5 million principal amount of the notes, which was exercised in full. The net proceeds of approximately $390.9 million were used for general partnership purposes, including repayment of outstanding borrowings under our 2012 Revolving Credit Agreement. The Subordinated Notes are fully and unconditionally guaranteed on an unsecured and subordinated basis by NuStar Energy and NuPOP.

The Subordinated Notes bear interest at a fixed annual rate of 7.625%, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on April 15, 2013 and ending on January 15, 2018. Thereafter, the Subordinated Notes will bear interest at an annual rate equal to the sum of the three-month LIBOR rate for the related quarterly interest period, plus 6.734% payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing April 15, 2018, unless payment is deferred in accordance with the terms of the notes. NuStar Logistics may elect to defer interest payments on the Subordinated Notes on one or more occasions for up to five consecutive years. Deferred interest will accumulate additional interest at a rate equal to the interest rate then applicable to to the Subordinated Notes until paid. If NuStar Logistics elects to defer interest payments, NuStar Energy cannot declare or make cash distributions to its unitholders during the period interest is deferred. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on certain of our long-term debt agreements.

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

During the nine months ended September 30, 2013, our reliability capital expenditures totaled $29.7 million, primarily related to maintenance upgrade projects at our terminals. Strategic capital expenditures for the nine months ended September 30, 2013 totaled $231.0 million and were primarily related to projects associated with Eagle Ford Shale production in South Texas and projects at our St. James, Louisiana terminal.

For the full year 2013, we expect our capital expenditures to total approximately $335.0 million to $370.0 million, including $35.0 million to $45.0 million for reliability capital projects and $300.0 million to $325.0 million for strategic capital projects, not including acquisitions. We continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2013 may increase or decrease from the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2013, and our internal growth projects can be accelerated or scaled back depending on the condition of the capital markets.

Working Capital Requirements
Our fuels marketing operations require us to make investments in working capital. Those working capital requirements may vary with fluctuations in the commodity prices of inventory and with the seasonality of demand for the products we market. This seasonality in demand affects our accounts receivable and accounts payable balances, which vary depending on timing of payments. As a result of the Asphalt Sale and the San Antonio Refinery Sale, our working capital requirements have been significantly reduced.

During the nine months ended September 30, 2013, accounts payable decreased $176.2 million and accounts receivable decreased $145.8 million, primarily due to less crude oil trading activity in 2013 and the San Antonio Refinery Sale. Accounts payable also decreased due to timing of payments for crude oil purchases related to Asphalt JV. Inventories decreased $47.1 million for the nine months ended September 30, 2013, primarily as a result of a new bunker fuel supply agreement that reduced the inventory carried in our bunker fuel operations. In addition, we reduced inventories associated with our heavy fuel oil trading operations.

Receivable from related parties decreased $83.3 million during the nine months ended September 30, 2013, mainly due to the timing of payments related to a crude oil supply agreement with Asphalt JV that we entered into simultaneously with the Asphalt Sale. Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our agreements with Asphalt JV.

In connection with the Asphalt Sale, we agreed to provide Asphalt JV with an unsecured revolving credit facility in an aggregate principal amount not to exceed $250.0 million for a term of seven years (the NuStar JV Facility), and to provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million. The NuStar JV Facility is used to fund working capital and general corporate needs of Asphalt JV. During the nine months ended September 30, 2013, we advanced $50.8 million, net of repayments, to Asphalt JV under the NuStar JV Facility.

Although Asphalt JV has incurred significant losses since the Asphalt Sale last year, Asphalt JV has been able to fund its operating needs with its available sources of liquidity.  However, if Asphalt JV continues to incur losses, its working capital needs may exceed its existing funding sources. Although we are not required under any agreement to do so, if Asphalt JV were to reach a liquidity deficit, we may consider providing additional capital.  Our decision as to whether to fund such capital beyond the stated amount of NuStar JV Facility would depend on our analysis of a number of factors, including our assessment, at that time, of the likelihood that Asphalt JV could ultimately operate profitably.  In the event that we were to choose to fund Asphalt JV beyond the limit of the NuStar JV Facility, we would have to utilize our own sources of liquidity, including our revolving credit facility, or seek other funding sources, which might not be available on commercially reasonable terms, either of which could have a significant negative effect on our liquidity.

Distributions
The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961	$5,883	$5,525
General partner incentive distribution	10,805	10,805	32,415	30,437
Total general partner distribution	12,766	12,766	38,298	35,962
Limited partners’ distribution	85,285	85,285	255,855	240,241
Total cash distributions	$98,051	$98,051	$294,153	$276,203

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$3.285	$3.285

Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions (Thousands of Dollars)	Record Date	Payment Date
September 30, 2013 (a)	$1.095	$98,051	November 11, 2013	November 14, 2013
June 30, 2013	$1.095	$98,051	August 5, 2013	August 9, 2013
March 31, 2013	$1.095	$98,051	May 6, 2013	May 10, 2013
December 31, 2012	$1.095	$98,051	February 11, 2013	February 14, 2013

(a)	The distribution was announced on October 31, 2013.

Debt Obligations
We are a party to the following debt agreements as of September 30, 2013:

•	the 2012 Revolving Credit Agreement due May 2, 2017, with a balance of $286.1 million as of September 30, 2013;

•
NuStar Logistics’ 7.65% senior notes due April 15, 2018 with a face value of $350.0 million; 4.80% senior notes due September 1, 2020 with a face value of $450.0 million; the 6.75% Senior Notes with a face value of $300.0 million; 4.75% senior notes due February 1, 2022 with a face value of $250.0 million; and the 7.625% Subordinated Notes with a face value of $402.5 million;

•	NuStar Logistics’ $365.4 million Gulf Opportunity Zone Revenue Bonds due from 2038 to 2041; and

•	NuStar Terminals Limited’s £21 million term loan due December 10, 2013 (the UK Term Loan).

In February 2013, we repaid the remaining principal balance of $0.6 million on our $12.0 million note payable due to the Port of Corpus Christi Authority of Nueces County, Texas. During the nine months ended September 30, 2013, we repaid NuStar Logistics’ $229.9 million of 6.05% senior notes due March 15, 2013 and NuPOP’s $250.0 million of 5.875% senior notes due June 1, 2013 with borrowings under our 2012 Revolving Credit Agreement.

Management believes that, as of September 30, 2013, we are in compliance with all ratios and covenants of both the 2012 Revolving Credit Agreement and the UK Term Loan. Our other long-term debt obligations do not contain any financial covenants that are different than those contained in the 2012 Revolving Credit Agreement. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on certain of our long-term debt agreements.

Credit Ratings
In January 2013, Moody’s Investor Service lowered our credit rating to Ba1 from Baa3. This downgrade caused the interest rates on the 2012 Revolving Credit Agreement, NuStar Terminals Limited’s £21 million amended and restated term loan agreement and NuStar Logistics’ $350.0 million of 7.65% senior notes due 2018 to increase by 0.375%, 0.375% and 0.25%, respectively, effective January 2013. This downgrade may also require us to provide additional credit support for certain contracts, although as of September 30, 2013, we have not been required to provide any additional credit support.

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

Commitments
On November 6, 2013, we came to a mutual agreement with PDVSA-Petróleo S.A. (PDVSA) to terminate that certain Crude Oil Sales Agreement dated effective as of March 1, 2008 (the CSA). We previously amended the CSA to reduce the crude oil purchase obligations from 75,000 barrels per day to 30,000 barrels per day, which remains in effect for the remainder the year. The termination is effective January 1, 2014, and will also terminate our crude oil supply agreement with NuStar Asphalt LLC (Asphalt JV) effective January 1, 2014. See Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of our crude oil supply agreement with Asphalt JV.

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

Interest Rate Risk
We manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, we utilize forward-starting interest rate swap agreements to lock in the rate on the interest payments related to forecasted debt issuances. In the past, we have also entered into fixed-to-floating interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt. Borrowings under the 2012 Revolving Credit Agreement and Gulf Opportunity Zone Revenue Bonds expose us to increases in applicable interest rates.

In connection with the maturity of the 6.05% senior notes due March 15, 2013 and 5.875% senior notes due June 1, 2013, we terminated forward-starting interest rate swap agreements with an aggregate notional amount of $275.0 million. As a result, we had no forward-starting interest rate swaps outstanding as of September 30, 2013. During 2012, we terminated all of our outstanding fixed-to-floating interest rate swap agreements, which had an aggregate notional amount of $470.0 million. We had no fixed-to-floating interest rate swaps as of September 30, 2013 or December 31, 2012. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt.

	September 30, 2013
	Expected Maturity Dates
	2013	2014	2015	2016	2017	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$33,982	$—	$—	$—	$—	$1,752,500	$1,786,482	$1,777,177
Weighted-average interest rate	2.6%	—	—	—	—	6.4%	6.4%
Variable rate	$—	$—	$—	$—	$286,069	$365,440	$651,509	$651,824
Weighted-average interest rate	—	—	—	—	2.2%	0.1%	1.0%

	December 31, 2012
	Expected Maturity Dates
	2013	2014	2015	2016	2017	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$514,651	$—	$—	$—	$—	$1,050,000	$1,564,651	$1,601,985
Weighted-average interest rate	5.7%	—	—	—	—	5.8%	5.8%
Variable rate	$—	$—	$—	$—	$440,330	$365,440	$805,770	$775,135
Weighted-average interest rate	—	—	—	—	1.9%	0.1%	1.1%

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

The commodity contracts disclosed below represent only those contracts exposed to commodity price risk at the end of the period. Please refer to Note 7 of Condensed Notes to Consolidated Financial Statement in Item 1. “Financial Statements” for the volume and related fair value of all commodity contract.

	September 30, 2013
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(crude oil)	105	$103.83	N/A	$(157)
Futures – short:
(crude oil and refined products)	285	N/A	$113.95	$436
Swaps – short:
(refined products)	10	N/A	$94.70	$(6)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil)	30	$101.86	N/A	$(6)
Futures – short:
(crude oil and refined products)	177	N/A	$106.46	$663
Swaps – short:
(refined products)	1,012	N/A	$91.74	$49
Forward purchase contracts:
(crude oil)	3,529	$107.99	N/A	$(15,617)
Forward sales contracts:
(crude oil)	3,529	N/A	$107.81	$15,210

Total fair value of open positions exposed to commodity price risk				$572

	December 31, 2012
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	10	$127.47	N/A	$(1)
Futures – short:
(refined products)	55	N/A	$127.99	$36
Swaps – long:
(refined products)	11	$97.76	N/A	$2
Swaps – short:
(refined products)	36	N/A	$96.58	$(51)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	88	$97.60	N/A	$202
Futures – short:
(crude oil and refined products)	94	N/A	$100.13	$(142)
Swaps – long:
(crude oil and refined products)	5,196	$93.75	N/A	$(2,329)
Swaps – short:
(crude oil and refined products)	6,952	N/A	$94.43	$(2,033)
Forward purchase contracts:
(crude oil)	2,998	$100.03	N/A	$12,574
Forward sales contracts:
(crude oil)	2,998	N/A	$99.68	$(9,365)

Total fair value of open positions exposed to commodity price risk				$(1,107)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2013.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A. Risk Factors

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the risk factors disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Item 5. Other Information

On November 6, 2013, we came to a mutual agreement with PDVSA-Petróleo S.A. (PDVSA) to terminate that certain Crude Oil Sales Agreement (the CSA), effective January 1, 2014.  The CSA was originally entered into between PDVSA and NuStar Marketing LLC as of March 1, 2008 and was assigned to NuStar Logistics in connection with our September 28, 2012 sale of a 50% ownership interest in our asphalt operations.  The CSA originally obligated NuStar Logistics to purchase 75,000 barrels of crude oil per day.  On July 5, 2013 and effective October 1, 2012, the CSA was amended (the Amendment) to reduce the crude oil purchase obligations from 75,000 barrels per day to 30,000 barrels per day.

The foregoing descriptions of the CSA and Amendment are qualified in their entirety by (i) reference to the CSA, which was filed as Exhibit 10.01 to our Current Report on Form 8-K filed on March 25, 2008 and (ii) the Amendment, which was filed on August 7, 2013 as Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, each of which is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description

4.01
Seventh Supplemental Indenture, dated as of August 19, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Successor Trustee (incorporated by reference to Exhibit 4.3 of NuStar Energy L.P.’s Current Report on Form 8-K filed August 23, 2013)

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
November 12, 2013

By:	/s/ Steven A. Blank
Steven A. Blank
Executive Vice President and Chief Financial Officer
November 12, 2013

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Senior Vice President and Controller
November 12, 2013