Form 10-K
period 2013-12-31
NuStar Energy L.P.
filed 2014-03-03
CIK 1110805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Yes [    ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act:

Large accelerated filer	[X]	Accelerated filer [ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]
The aggregate market value of the common units held by non-affiliates was approximately $3,086 million based on the last sales price quoted as of June 28, 2013, the last business day of the registrant’s most recently completed second quarter.
The number of common units outstanding as of January 31, 2014 was 77,886,078.

PART I
Unless otherwise indicated, the terms “NuStar Energy L.P.,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. In the following Items 1., 1A. and 2., “Business, Risk Factors and Properties,” we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources. The words “forecasts,” “intends,” “believes,” “expects,” “plans,” “scheduled,” “goal,” “may,” “anticipates,” “estimates” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. You are cautioned that such forward-looking statements should be read in conjunction with our disclosures beginning on page 32 of this report under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION.”

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
We are engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and the marketing of petroleum products. We divide our operations into the following three reportable business segments: storage, pipeline, and fuels marketing. As of December 31, 2013, our assets included:

•	60 terminal and storage facilities providing 84.8 million barrels of storage capacity;

•	5,463 miles of refined product pipelines with 21 associated terminals providing storage capacity of 4.9 million barrels and two tank farms providing storage capacity of 1.4 million barrels;

•	2,000 miles of anhydrous ammonia pipelines; and

•	1,180 miles of crude oil pipelines providing 3.4 million barrels of associated storage capacity.
We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). Our revenues include:

•	tariffs for transporting crude oil, refined products and anhydrous ammonia through our pipelines;

•	fees for the use of our terminal and storage facilities and related ancillary services; and

•	sales of crude oil and refined petroleum products.
Our business strategy is to increase per unit cash distributions to our partners through:

•	continuous improvement of our operations by improving safety and environmental stewardship, cost controls and asset reliability and integrity;

•	internal growth through enhancing the utilization of our existing assets by expanding our business with current and new customers, as well as investments in strategic expansion projects;

•	external growth from acquisitions that meet our financial and strategic criteria;

•	identification of non-core assets that do not meet our financial and strategic criteria and evaluation of potential dispositions; and

•	complementary operations such as our fuels marketing operations, which provide us the opportunity to optimize the use and profitability of our assets.
The term “throughput” as used in this document generally refers to the crude oil or refined product barrels or tons of ammonia, as applicable, that pass through our pipelines, terminals, storage tanks or refineries.

Our internet website address is http://www.nustarenergy.com. Information contained on our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (SEC) are available on our internet website, free of charge, as soon as reasonably practicable after we file or furnish such material (select the “Investors” link, then the “SEC Filings” link). We also post our corporate governance guidelines, code of business conduct and ethics, code of ethics for senior financial officers and the charters of our board’s committees on our internet website free of charge (select the “Investors” link, then the “Corporate Governance” link). Our governance documents are available in print to any unitholder that makes a written request to Corporate Secretary, NuStar Energy L.P., 19003 IH-10 West, San Antonio, Texas 78257.

RECENT DEVELOPMENTS

Divestment of ownership interest in Asphalt JV
On February 26, 2014, we sold our then-remaining 50% ownership interest in NuStar Asphalt LLC (Asphalt JV), which constitutes all equity interest in that entity we retained after the first sale in 2012.   The purchaser, Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm, now owns 100% of Asphalt JV, and we have completed our exit from the asphalt business. Please refer to Note 29 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information regarding this sale.

ORGANIZATIONAL STRUCTURE
Our operations are managed by NuStar GP, LLC, the general partner of our general partner. NuStar GP, LLC, a Delaware limited liability company, is a consolidated subsidiary of NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH).

The following chart depicts our organizational structure at December 31, 2013.

SEGMENTS
Our three reportable business segments are storage, pipeline, and fuels marketing. Detailed financial information about our segments is included in Note 26 in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”
The following map depicts our operations at December 31, 2013.

STORAGE
Our storage segment includes terminal and storage facilities that provide storage, handling and other services for petroleum products, specialty chemicals, crude oil and other liquids. As of December 31, 2013, we owned and operated:

•	48 terminal and storage facilities in the United States, with total storage capacity of 51.7 million barrels;

•	A terminal on the island of St. Eustatius with tank capacity of 14.4 million barrels and a transshipment facility;

•	A terminal located in Point Tupper with tank capacity of 7.7 million barrels and a transshipment facility;

•	Six terminals located in the United Kingdom and one terminal located in Amsterdam, the Netherlands, with total storage capacity of approximately 9.5 million barrels;

•	Two terminals in Mersin, Turkey with total storage capacity of 1.4 million barrels; and

•	A terminal located in Nuevo Laredo, Mexico.
Description of Largest Terminal Facilities
St. Eustatius. We own and operate a 14.4 million barrel petroleum storage and terminalling facility located on the island of St. Eustatius in the Caribbean, which is located at a point of minimal deviation from major shipping routes. This facility is capable of handling a wide range of petroleum products, including crude oil and refined products, and it can accommodate the world’s largest tankers for loading and discharging crude oil and other petroleum products. A two-berth jetty, a two-berth monopile with platform and buoy systems, a floating hose station and an offshore single point mooring buoy with loading and unloading capabilities serve the terminal’s customers’ vessels. The fuel oil and petroleum product facilities have in-tank and in-line blending capabilities, while the crude tanks have tank-to-tank blending capability and in-tank mixers. In addition to the storage and blending services at St. Eustatius, this facility has the flexibility to utilize certain storage capacity for both feedstock and refined products to support our atmospheric distillation unit. This unit is capable of processing up to 25,000 barrels per day of feedstock, ranging from condensates to heavy crude oil. We own and operate all of the berthing facilities at the St. Eustatius terminal. Separate fees apply for the use of the berthing facilities, as well as associated services, including pilotage, tug assistance, line handling, launch service, emergency response services and other ship services.
St. James, Louisiana. Our St. James terminal, which is located on the Mississippi River near St. James, Louisiana, has a total storage capacity of 8.9 million barrels. The facility is located on almost 900 acres of land, some of which is undeveloped. The majority of the storage tanks and infrastructure are suited for light crude oil, with four tanks capable of fuel oil or heated crude oil storage. Additionally, the facility has one barge dock and two ship docks. Our St. James terminal can receive product from gathering pipelines in the Gulf of Mexico and deliver to connecting pipelines that supply refineries in the Gulf Coast and Midwest. The St. James terminal also has two unit train rail facilities and a manifest rail facility, which are served by the Union Pacific Railroad and have a combined capacity of approximately 200,000 barrels per day.
Point Tupper. We own and operate a 7.7 million barrel terminalling and storage facility located at Point Tupper on the Strait of Canso, near Port Hawkesbury, Nova Scotia. This facility is the deepest independent, ice-free marine terminal on the North American Atlantic coast, with access to the East Coast, Canada and the Midwestern United States via the St. Lawrence Seaway and the Great Lakes system. With one of the premier jetty facilities in North America, the Point Tupper facility can accommodate substantially all of the world’s largest, fully laden very large crude carriers and ultra large crude carriers for loading and discharging crude oil, petroleum products and petrochemicals. Crude oil and petroleum product movements at the terminal are fully automated. Separate fees apply for the use of the jetty facility, as well as associated services, including pilotage, tug assistance, line handling, launch service, emergency response services and other ship services.
Piney Point, Maryland. Our terminal and storage facility in Piney Point is located on approximately 400 acres on the Potomac River. The Piney Point terminal has 5.4 million barrels of storage capacity and is the closest deep-water facility to Washington, D.C. This terminal competes with other large petroleum terminals in the East Coast water-borne market extending from New York Harbor to Norfolk, Virginia. The terminal has a dock with a 36-foot draft for tankers and four berths for barges. It also has truck-loading facilities and product-blending capabilities.

Amsterdam. Our Amsterdam terminal has a total storage capacity of 3.8 million barrels. This facility is located at the Port of Amsterdam and primarily stores petroleum products including gasoline, diesel and fuel oil. This facility has two docks for vessels and five docks for inland barges.
Linden, New Jersey. We own 50% of ST Linden Terminal LLC, which owns a terminal and storage facility in Linden, New Jersey. The terminal is located on a 44-acre facility that provides it with deep-water terminalling capabilities at New York Harbor. This terminal primarily stores petroleum products, including gasoline, jet fuel and fuel oils. The facility has a total storage capacity of 4.3 million barrels and can receive and deliver products via ship, barge and pipeline. The terminal includes two docks with draft limits of 36 and 26 feet, respectively.

Terminal and Storage Facilities
The following table sets forth information about our terminal and storage facilities as of December 31, 2013:

Facility	Tank Capacity	Primary Products Handled
	(Barrels)
U.S. Terminals and Storage Facilities:
Mobile, AL (Blakely Island)	1,185,000	Petroleum products, crude oil and feedstocks
Mobile, AL (Chickasaw North)	333,000	Crude oil and feedstocks
Mobile, AL (Chickasaw South)	327,000	Petroleum products, crude oil and feedstocks
Los Angeles, CA	608,000	Petroleum products
Benicia, CA (Refinery Tankage)	3,655,000	Crude oil and feedstocks
Pittsburg, CA	398,000	Asphalt
Selby, CA	3,060,000	Petroleum products, ethanol
Stockton, CA	810,000	Petroleum products, ethanol, fertilizer
Colorado Springs, CO	328,000	Petroleum products, ethanol
Denver, CO	110,000	Petroleum products, ethanol
Jacksonville, FL	2,593,000	Petroleum products, asphalt
Blue Island, IL	732,000	Petroleum products, ethanol
Indianapolis, IN	428,000	Petroleum products
St. James, LA	8,943,000	Crude oil and feedstocks
Andrews AFB, MD (a)	75,000	Petroleum products
Baltimore, MD	827,000	Chemicals, asphalt, petroleum products
Piney Point, MD	5,402,000	Petroleum products
Wilmington, NC (f)	331,000	Asphalt
Linden, NJ	389,000	Petroleum products
Linden, NJ (b)	2,130,000	Petroleum products
Paulsboro, NJ	74,000	Petroleum products
Alamogordo, NM (a)	124,000	Petroleum products
Albuquerque, NM	251,000	Petroleum products, ethanol
Rosario, NM	166,000	Asphalt
Catoosa, OK	358,000	Asphalt
Portland, OR	1,359,000	Petroleum products, ethanol
Abernathy, TX	160,000	Petroleum products
Amarillo, TX	273,000	Petroleum products
Corpus Christi, TX	329,000	Petroleum products
Corpus Christi, TX (North Beach)	1,721,000	Crude oil and feedstocks
Corpus Christi, TX (Refinery Tankage)	4,030,000	Crude oil and feedstocks
Edinburg, TX	276,000	Petroleum products
El Paso, TX (c)	428,000	Petroleum products, ethanol
Harlingen, TX	286,000	Petroleum products
Houston, TX	91,000	Asphalt
Laredo, TX	219,000	Petroleum products
Placedo, TX (d)	100,000	Petroleum products
San Antonio (East), TX	150,000	Petroleum products
San Antonio (South), TX	225,000	Petroleum products
Southlake, TX	453,000	Petroleum products, ethanol
Texas City, TX	128,000	Petroleum products

Facility	Tank Capacity	Primary Products Handled
	(Barrels)
Texas City, TX	2,878,000	Chemicals, petroleum products
Texas City, TX (Refinery Tankage)	3,141,000	Crude oil and feedstocks
Dumfries, VA (f)	556,000	Petroleum products, asphalt
Virginia Beach, VA (a)	41,000	Petroleum products
Tacoma, WA	413,000	Petroleum products, ethanol
Vancouver, WA	345,000	Chemicals
Vancouver, WA	433,000	Petroleum products
Total U.S.	51,672,000

Foreign Terminals and Storage Facilities:
St. Eustatius, the Netherlands	14,385,000	Petroleum products, crude oil and feedstocks
Amsterdam, the Netherlands	3,845,000	Petroleum products
Point Tupper, Canada	7,725,000	Petroleum products, crude oil and feedstocks
Grays, England	1,958,000	Petroleum products
Eastham, England	2,064,000	Chemicals, petroleum products
Runcorn, England	149,000	Molten sulfur
Grangemouth, Scotland	579,000	Petroleum products, chemicals
Glasgow, Scotland	401,000	Petroleum products
Belfast, Northern Ireland	480,000	Petroleum products
Mersin, Turkey (e)	790,000	Petroleum products
Mersin, Turkey (e)	656,000	Petroleum products
Nuevo Laredo, Mexico	50,000	Petroleum products
Total Foreign	33,082,000

Total Terminals and Storage Facilities	84,754,000

(a)	Terminal facility also includes pipelines to U.S. government military base locations.

(b)	We own 50% of this terminal through a joint venture. The tank capacity represents the proportionate share of capacity attributable to our ownership interest.

(c)	We own a 66.67% undivided interest in the El Paso refined product terminal. The tank capacity represents the proportionate share of capacity attributable to our ownership interest.

(d)	The Placedo, TX terminal is temporarily idled.

(e)	We own 75% of the outstanding capital of a Turkish company, which owns two terminals in Mersin, Turkey.

(f)
In February 2014, we divested these terminals in connection with the divestiture of our remaining 50% ownership interest in Asphalt JV. See Note 29 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional discussion.

Storage Operations
Revenues for the storage segment include fees for tank storage agreements, where a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage lease revenues), and throughput agreements, where a customer pays a fee per barrel for volumes moving through our terminals (throughput revenues). Our terminals also provide blending, additive injections, handling and filtering services. We charge a fee for each barrel of crude oil and certain other feedstocks that we deliver to Valero Energy Corporation’s (Valero Energy) Benicia, Corpus Christi West and Texas City refineries from our crude oil storage tanks. Our facilities at Point Tupper and St. Eustatius charge fees to provide services such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services.

Demand for Refined Petroleum Products and Crude Oil
The operations of our refined product terminals depend in large part on the level of demand for products stored in our terminals in the markets served by those assets. The majority of products stored in our terminals are refined petroleum products. Demand for our terminalling services will generally increase or decrease with demand for refined petroleum products, and demand for refined petroleum products tends to increase or decrease with the relative strength of the economy.
Crude oil throughputs coming to our St. James terminal through our unit train facilities, and crude oil throughputs at our Corpus Christi North Beach terminal will generally increase or decrease with crude oil production rates in the Bakken and Eagle Ford shale plays, respectively.
Customers
We provide storage and terminalling services for crude oil and refined petroleum products to many of the world’s largest producers of crude oil, integrated oil companies, chemical companies, oil traders and refiners. In addition, our blending capabilities in our storage assets have attracted customers who have leased capacity primarily for blending purposes. The largest customer of our storage segment is Valero Energy, which accounted for approximately 18% of the total revenues of the segment for the year ended December 31, 2013. No other customer accounted for more than 10% of the revenues of the segment for this period.
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
Our St. Eustatius and Pt. Tupper terminals have historically functioned as “break bulk” facilities and have handled primarily imports of light crude from foreign sources into the U.S.  These non-domestic crude producers supplied the light crude demanded by U.S. East Coast and Gulf Coast refineries.  Light crude suppliers brought the crude from the Middle East and other regions of the world on very large ships that are efficient for long routes.  These large ships, due to draft constraints, are unable to navigate far enough inland to deliver, which necessitate unloading these ships to storage and subsequent loading on the smaller ships that can bring the crude to the refiners, a process referred to as “break bulk.”  Both facilities are well-located to provide this service.
As supply of light crude from various U.S. shale formations has increased, U.S. demand for foreign light crude oil has dropped substantially.  This reduced demand for imported light crude has, in turn, dramatically changed oil trade flow patterns around the world, as well as depressed the demand for break bulk services.  At the same time, South American and Canadian  production of heavy crude has ramped up significantly.  As demand for export of heavy crude and natural gas liquids (NGL) out of South America, as well as from Canada, has risen, so has the demand for “build bulk” services.  In order to reduce costs and increase efficiencies for long routes to customers abroad, exporting producers need to consolidate their heavy oil cargos from the small ships used to move the heavy crude off shore to a large vessel that is more efficient for long routes, referred to as “build bulk.”    Our St. Eustatius terminal’s location is well suited to build bulk for South American producers headed to customers overseas, primarily in Asia.  Our Point Tupper facility’s location is similarly well-positioned, in this case to build bulk for heavy Canadian crude oil and NGL production.

We may face increased competition from new and/or expanding terminals near our locations, if those facilities offer either break bulk or build bulk services, as demanded by the applicable oil trade flows, now and in the future.
Our crude oil storage tanks are physically integrated with and serve refineries owned by Valero Energy. Additionally, we have entered into various agreements with Valero Energy governing the usage of these tanks. As a result, we believe that we will not face significant competition for our services provided to those refineries.

PIPELINE
Our pipeline operations consist of the transportation of refined petroleum products, crude oil and anhydrous ammonia. Refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota cover approximately 5,463 miles. Our crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois cover 1,180 miles. Our anhydrous ammonia pipeline in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska covers 2,000 miles.
As of December 31, 2013, we owned and operated:

•
refined product pipelines in Texas, Oklahoma, Colorado and New Mexico with an aggregate length of 3,113 miles originating at Valero Energy’s McKee, Three Rivers and Corpus Christi refineries and terminating at certain of NuStar Energy’s terminals, or connecting to third-party pipelines or terminals for further distribution, including a 25-mile hydrogen pipeline (collectively, the Central West System);

•
a 1,910-mile refined product pipeline originating in southern Kansas and terminating at Jamestown, North Dakota, with a western extension to North Platte, Nebraska and an eastern extension into Iowa (the East Pipeline);

•	a 440-mile refined product pipeline originating at Tesoro Corporation’s Mandan, North Dakota refinery and terminating in Minneapolis, Minnesota (the North Pipeline);

•
crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois with an aggregate length of 1,180 miles and crude oil storage facilities providing 3.4 million barrels of storage capacity in Texas, Oklahoma and Colorado that are located along the crude oil pipelines; and

•
a 2,000-mile anhydrous ammonia pipeline originating at the Louisiana delta area that travels north through the midwestern United States forking east and west to terminate in Nebraska and Indiana (the Ammonia Pipeline).

We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.
Description of Pipelines
Central West System. The Central West System pipelines were constructed to support the refineries to which they are connected. These pipelines are physically integrated with and principally serve refineries owned by Valero Energy. The refined products transported in these pipelines include gasoline, distillates (including diesel and jet fuel), natural gas liquids and other products produced primarily by Valero Energy’s McKee, Three Rivers and Corpus Christi refineries in Texas. These pipelines deliver refined products to key markets in Texas, New Mexico and Colorado. The Central West System transported approximately 100.7 million barrels for the year ended December 31, 2013.

The following table lists information about each of our refined product pipelines included in the Central West System:

Origin and Destination	Refinery	Length	Ownership	Capacity
		(Miles)		(Barrels/Day)
McKee to El Paso, TX	McKee	408	67%	42,000
McKee to Colorado Springs, CO	McKee	256	100%	32,500
Colorado Springs, CO to Airport	McKee	2	100%	12,000
Colorado Springs to Denver, CO	McKee	101	100%	32,000
McKee to Denver, CO	McKee	321	30%	11,000
McKee to Amarillo, TX (6”) (a)	McKee	49	100%	51,000
McKee to Amarillo, TX (8”) (a)	McKee	49	100%
Amarillo to Abernathy, TX	McKee	102	67%	16,800
Amarillo, TX to Albuquerque, NM	McKee	293	50%	17,000
Abernathy to Lubbock, TX	McKee	19	46%	8,000
McKee to Southlake, TX	McKee	375	100%	26,000
Three Rivers to San Antonio, TX	Three Rivers	85	100%	33,500
Three Rivers to US/Mexico International Border near Laredo, TX	Three Rivers	108	100%	32,000
Three Rivers to Corpus Christi, TX	Three Rivers	72	100%	15,000
Three Rivers to Pettus to San Antonio, TX	Three Rivers	112	100%	27,500
El Paso, TX to Kinder Morgan	McKee	12	67%	65,500
Mont Belview to Corpus Christi, TX	N/A	208	100%	105,000
Corpus Christi to Brownsville, TX	Corpus Christi	194	100%	45,000
US/Mexico International Border near Penitas, TX to Edinburg, TX	N/A	33	100%	24,000
Clear Lake, TX to Texas City, TX	N/A	25	100%	N/A
Other refined product pipeline (b)	N/A	289	50%	N/A
Total		3,113		595,800

(a)	The capacity information disclosed above for the McKee to Amarillo, Texas 6-inch pipeline reflects both McKee to Amarillo, Texas pipelines on a combined basis.

(b)	This category consists of the temporarily idled 6-inch Amarillo, Texas to Albuquerque, New Mexico refined product pipeline.
East Pipeline. The East Pipeline covers 1,910 miles, including 242 miles that are temporarily idled, and moves refined products and natural gas liquids north in pipelines ranging in diameter from 6 inches to 16 inches. The East Pipeline system also includes storage capacity of approximately 1.4 million barrels at our two tanks farms at McPherson and El Dorado, Kansas. The East Pipeline transports refined petroleum products and natural gas liquids to NuStar Energy and third party terminals along the system and to receiving pipeline connections in Kansas. Shippers on the East Pipeline obtain refined petroleum products from refineries in Kansas, Oklahoma and Texas. The East Pipeline transported approximately 48.4 million barrels for the year ended December 31, 2013.
North Pipeline. The North Pipeline originates at Tesoro’s Mandan, North Dakota refinery and runs from west to east for approximately 440 miles from its origin to the Minneapolis, Minnesota area. For the year ended December 31, 2013, the North Pipeline transported approximately 16.8 million barrels.
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

The following table lists information about each terminal integrated into our East and North Pipelines as of December 31, 2013:

Location of Terminals	Tank Capacity	Related Pipeline System
	(Barrels)
Iowa:
LeMars	111,000	East
Milford	180,000	East
Rock Rapids	230,000	East
Kansas:
Concordia	83,000	East
Hutchinson	116,000	East
Salina	85,000	East
Minnesota:
Moorhead	497,000	North
Sauk Centre	148,000	North
Roseville	625,000	North
Nebraska:
Columbus	178,000	East
Geneva	677,000	East
Norfolk	178,000	East
North Platte	256,000	East
Osceola	83,000	East
North Dakota:
Jamestown (North)	173,000	North
Jamestown (East)	181,000	East
South Dakota:
Aberdeen	186,000	East
Mitchell	74,000	East
Sioux Falls	417,000	East
Wolsey	144,000	East
Yankton	259,000	East
Total	4,881,000
Ammonia Pipeline. The 2,000-mile pipeline, including 59 miles that are temporarily idled, originates in the Louisiana delta area, where it has access to three third-party marine terminals and three anhydrous ammonia plants on the Mississippi River. The line runs north through Louisiana and Arkansas into Missouri, where at Hermann, Missouri, one branch splits and goes east into Illinois and Indiana, while the other branch continues north into Iowa and then turns west into Nebraska. The Ammonia Pipeline is connected to multiple third-party-owned terminals, which include industrial facility delivery locations. Product is supplied to the pipeline from anhydrous ammonia plants in Louisiana and imported product delivered through the marine terminals. Anhydrous ammonia is primarily used as agricultural fertilizer. It is also used as a feedstock to produce other nitrogen derivative fertilizers and explosives. In 2013, the Ammonia Pipeline transported an aggregate of approximately 1.3 million tons (or approximately 11.9 million barrels) of anhydrous ammonia.
Crude Oil Pipelines. Shippers on our crude oil pipelines deliver crude oil to our pipelines for transport to: (i) refineries that connect to our pipelines, (ii) third-party pipelines and (iii) NuStar terminals for further delivery to marine vessels or third-party pipelines. Our crude oil pipelines transport crude oil and other feedstocks from various points in Texas, notably the South Texas Eagle Ford Shale region, Oklahoma, Kansas and Colorado to Valero Energy’s McKee, Three Rivers and Ardmore, Oklahoma refineries and to other U.S. refinery centers via our North Beach marine terminal in Corpus Christi, Texas. We transported an aggregate of approximately 133.5 million barrels on our crude oil pipelines for the year ended December 31, 2013.

The following table sets forth information about each of our crude oil pipelines as of December 31, 2013:

Origin and Destination	Refinery	Length	Ownership	Capacity
		(Miles)		(Barrels/Day)
Dixon, TX to McKee	McKee	44	100%	63,500
Hooker, OK to Clawson, TX (a)	McKee	41	50%	22,000
Clawson, TX to McKee	McKee	31	100%	36,000
Wichita Falls, TX to McKee	McKee	272	100%	110,000
Ringgold, TX to Ardmore	Ardmore	83	100%	90,000
Patoka, IL to Wood River	Three Rivers	57	24%	60,500
Corpus Christi, TX to Three Rivers, TX (Odem)	Corpus Christi	68	100%	38,000
Pettus, TX to Corpus Christi, TX	(b)	60	100%	30,000
Three Rivers, TX to Corpus Christi, TX (12”)	(b)	66	100%	55,000
Gardendale, TX to Oakville, TX	(b)	140	100%	100,000
Pawnee, TX to Oakville, TX	(b)	43	100%	110,000
Oakville, TX to Corpus Christi, TX (16”)	(b)	61	100%	200,000
Other (c)	N/A	214	100%	N/A
Total		1,180		915,000

(a)
We receive 50% of the tariff with respect to 100% of the barrels transported in the Hooker, Oklahoma to Clawson, Texas pipeline. Accordingly, the capacity is given with respect to 100% of the pipeline.

(b)	These pipelines serve production from the South Texas Eagle Ford Shale.

(c)	This category consists of the temporarily idled Cheyenne Wells, CO to McKee and Healdton to Ringling, Oklahoma crude oil pipelines.
The following table sets forth information about the crude oil storage facilities located along our crude oil pipelines as of December 31, 2013:

Location	Refinery	Capacity
		(Barrels)
Dixon, TX	McKee	244,000
Ringgold, TX	Ardmore	598,000
Wichita Falls, TX	McKee	661,000
Wasson, OK	Ardmore	226,000
Clawson, TX	McKee	77,000
South Texas (a)	N/A	701,000
Oakville, TX	N/A	718,000
Pawnee, TX	N/A	112,000
Other (b)	McKee	68,000
Total		3,405,000

(a)	This category includes crude oil tanks at various locations along the Gardendale, Texas to Oakville, Texas pipeline.

(b)	This category includes crude oil tanks along the Cheyenne Wells, Colorado to McKee crude oil pipelines located at Carlton, Colorado, Sturgis, Oklahoma, and Stratford, Texas.
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
Our refined product pipelines are also dependent upon adequate levels of production of refined products by refineries connected to the pipelines, directly or through connecting pipelines. The refineries are, in turn, dependent upon adequate supplies of suitable grades of crude oil. Certain of the pipelines in the Central West System and certain of our crude oil pipelines are subject to long-term throughput agreements with Valero Energy. Valero Energy refineries connected directly to our pipelines obtain crude oil from a variety of foreign and domestic sources. If operations at one of these refineries were discontinued or significantly reduced, it could have a material adverse effect on our operations, although we would endeavor to minimize the impact by seeking alternative customers for those pipelines.

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
The refineries connected directly to the East Pipeline obtain crude oil from producing fields located primarily in Kansas, Oklahoma and Texas, and, to a much lesser extent, from other domestic or foreign sources. In addition, refineries in Kansas, Oklahoma and Texas are also connected to the East Pipeline by third party pipelines. These refineries obtain their supplies of crude oil from a variety of sources. The majority of the refined products transported through the East Pipeline are produced at three refineries located at McPherson and El Dorado, Kansas and Ponca City, Oklahoma, which are operated by the National Cooperative Refining Association (NCRA), HollyFrontier Corporation (HollyFrontier) and Phillips 66, respectively. The NCRA and HollyFrontier refineries are connected directly to the East Pipeline. The East Pipeline also has access to Gulf Coast supplies of products through third party connecting pipelines that receive products originating on the Gulf Coast.
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
Customers
The largest customer of our pipeline segment was Valero Energy, which accounted for approximately 37% of the total segment revenues for the year ended December 31, 2013. In addition to Valero Energy, our customers include integrated oil companies, refining companies, farm cooperatives, railroads and others. No other customer accounted for greater than 10% of the total revenues of the pipeline segment for the year ended December 31, 2013.
Competition and Business Considerations
Because pipelines are generally the lowest-cost method for intermediate and long-haul movement of crude oil and refined petroleum products, our more significant competitors are common carrier and proprietary pipelines owned and operated by major integrated and large independent oil companies and other companies in the areas where we deliver products. Competition between common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users.
The costs associated with transporting products from a loading terminal to end users limit the geographic size of the market that can be served economically by any terminal. Transportation to end users from our loading terminals is conducted primarily by trucking operations of unrelated third parties. Trucks may competitively deliver products in some of the areas served by our pipelines. However, trucking costs render that mode of transportation uncompetitive for longer hauls or larger volumes. We do not believe that trucks are, or will be, effective competition to our long-haul volumes over the long term.
Most of our refined product pipelines within the Central West System and certain of our crude oil pipelines are physically integrated with and principally serve refineries owned by Valero Energy. As a result, we do not believe that we will face significant competition for transportation services provided to the Valero Energy refineries we serve.
Our crude oil pipelines serve areas or refineries impacted by growing domestic shale oil production in the Eagle Ford, Permian Basin and Granite Wash regions. This growing domestic production has reduced demand for imported crude oil and shifted supply sources for refineries and markets served by our pipelines. Our pipelines also face competition from other crude oil pipelines and truck transportation in these regions.
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
Competitors of the Ammonia Pipeline include the other major anhydrous ammonia pipeline that originates in Oklahoma and Texas and terminates in Minnesota. The competing pipeline has the same Direct Application demand and weather issues as the Ammonia Pipeline but is restricted to domestically produced anhydrous ammonia. Midwest production facilities, nitrogen fertilizer substitutes and barge and railroad transportation represent other forms of direct competition to the pipeline under certain market conditions.
FUELS MARKETING
In 2013, we changed the name of the “Asphalt and Fuels Marketing” segment to the “Fuels Marketing” segment. This name more accurately reflects the operations that remain after we sold a 50% ownership interest in NuStar Asphalt LLC (Asphalt JV) in 2012 and the San Antonio Refinery Sale as discussed below.
Fuels Marketing Operations
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

Our fuels marketing operations provide us the opportunity to generate additional gross margin while complementing the activities of our storage and pipeline segments. These operations involve the purchase of crude oil, fuel oil, bunker fuel, fuel oil blending components and other refined products for resale. We utilize transportation and storage assets, including our own terminals, pipelines and rail unloading facilities, at our St. James, Texas City and St. Eustatius terminals. Rates charged by our storage segment and tariffs charged by our pipeline segment to the fuels marketing segment are consistent with rates charged to third parties.

Since our fuels marketing operations expose us to commodity price risk, we sometimes enter into derivative instruments to mitigate the effect of commodity price fluctuations on our operations. The derivative instruments we use consist primarily of commodity futures and swap contracts.
Customers
Fuels marketing customers include major integrated refiners and trading companies. Customers for our bunker fuel sales are mainly ship owners, including cruise line companies. No customer accounted for greater than 11% of the total segment revenues of the fuels marketing segment for the year ended December 31, 2013.
Competition and Business Considerations
Our fuels marketing operations have numerous competitors, including large integrated refiners, marketing affiliates of other partnerships in our industry, as well as various international and domestic trading companies. In the sale of bunker fuel, we compete with ports offering bunker fuels that are along the route of travel of the vessel.
Dispositions
San Antonio Refinery Sale. On January 1, 2013, we sold the San Antonio Refinery and related assets, which included inventory, a terminal in Elmendorf, Texas and a pipeline connecting the terminal and refinery. We have presented the results of operations for the San Antonio Refinery and related assets, previously reported in the fuels marketing and pipeline segments, as discontinued operations for the years ended December 31, 2013, 2012 and 2011.
Asphalt Operations. On September 28, 2012, we sold a 50% ownership interest (the Asphalt Sale) in NuStar Asphalt LLC (Asphalt JV), previously a wholly-owned subsidiary, to an affiliate of Lindsay Goldberg LLC, a private investment firm. Asphalt JV owns and operates the asphalt refining assets that were previously wholly owned by NuStar Energy, including an asphalt refinery located in Paulsboro, New Jersey and a terminal in Savannah, Georgia. Upon closing, we deconsolidated Asphalt JV and started reporting our remaining investment in Asphalt JV using the equity method of accounting.

In February 2014, we divested our remaining 50% ownership interest in Asphalt JV. See Note 29 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”for additional discussion.

EMPLOYEES
Our operations are managed by NuStar GP, LLC. As of December 31, 2013, NuStar GP, LLC had 1,221 domestic employees. Certain of our wholly owned subsidiaries had 433 employees performing services for our international operations. We believe that NuStar GP, LLC and our subsidiaries each have satisfactory relationships with their employees.

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

Capital Expenditures Attributable to Compliance with Environmental Regulations. In 2013, our capital expenditures attributable to compliance with environmental regulations were $6.6 million, and are currently estimated to be approximately $9.1 million for 2014.

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
AIR EMISSIONS
Our operations are subject to the Federal Clean Air Act, as amended, and analogous or more stringent state and local statutes. These laws and related regulations regulate emissions of air pollutants from various sources, including some of our operations, and also impose various monitoring and reporting requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, and obtain and strictly comply with the provisions of any air permits. It is possible that these statutes and the related regulations may be revised to be more restrictive in the future, necessitating additional capital expense to ensure our operations are in compliance. We are unable to estimate the effect on our financial condition or results of operations or the amount and timing of such required expenditures.
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
PIPELINE INTEGRITY AND SAFETY
Our pipelines are subject to extensive federal and state laws and regulations governing pipeline integrity and safety. These statutes and their respective implementing regulations generally require pipeline operators to maintain qualification programs for key pipeline operating personnel, to review and update their existing pipeline safety public education programs, to provide information for the National Pipeline Mapping System, to maintain spill response plans, to conduct spill response training, to implement integrity management programs for pipelines that could affect high consequence areas (i.e., areas with concentrated populations, navigable waterways and other unusually sensitive areas), maintain detailed operating and maintenance procedures and to manage human factors in pipeline control centers, including controller fatigue. While compliance with the statutes and analogous or more stringent state laws may affect our capital expenditures and operating expenses, we believe that the cost of such compliance will not materially affect our competitive position or have a material effect on our financial condition or results of operations.

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
The amount of cash that we can distribute to our unitholders each quarter principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	throughput volumes transported in our pipelines;

•	lease renewals or throughput volumes in our terminals and storage facilities;

•	tariff rates and fees we charge and the returns we realize for our services;

•	the results of our marketing, trading and hedging activities, which fluctuate depending upon the relationship between refined product prices and prices of crude oil and other feedstocks;

•	demand for and supply of crude oil, refined products and anhydrous ammonia;

•	the effect of worldwide energy conservation measures;

•	our operating costs;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes; and

•	prevailing economic conditions.
In addition, the amount of cash that we will have available for distribution will depend on other factors, including:

•	our debt service requirements and restrictions on distributions contained in our current or future debt agreements;

•	the sources of cash used to fund our acquisitions;

•	our capital expenditures;

•	fluctuations in our working capital needs;

•	issuances of debt and equity securities; and

•	adjustments in cash reserves made by our general partner, in its discretion.
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

•
an increase in the market price of crude oil that leads to higher refined product prices, which may reduce demand for refined products and drive demand for alternative products. Market prices for crude oil and refined products, including fuel oil, are subject to wide fluctuation in response to changes in global and regional supply that are beyond our control, and increases in the price of crude oil may result in a lower demand for refined products that we market, including fuel oil;

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
Delays or cost increases related to capital spending programs involving construction of new facilities (or improvements and repairs to our existing facilities) could adversely affect our ability to achieve forecasted operating results. Although we evaluate and monitor each capital spending project and try to anticipate difficulties that may arise, such delays or cost increases may arise as a result of factors that are beyond our control, including:

•	denial or delay in issuing requisite regulatory approvals and/or permits;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of modular components and/or construction materials;

•	severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project’s debt or equity financing costs; or

•	non-performance by, or disputes with, vendors, suppliers, contractors or sub-contractors involved with a project.
Our forecasted operating results are also based upon our projections of future market fundamentals that are not within our control, including changes in general economic conditions, availability to our customers of attractively priced alternative solutions for storage, transportation or supplies of crude oil and refined products and overall customer demand.
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
Our purchase and sale of crude oil and refined products may expose us to trading losses and hedging losses, and non-compliance with our risk management policies could result in significant financial losses.
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
We are subject to risks of loss resulting from nonpayment or nonperformance by our customers to whom we extend credit. In addition, nonperformance by vendors who have committed to provide us with products or services could result in higher costs or interfere with our ability to successfully conduct our business. Furthermore, nonpayment by the counterparties to any of our outstanding commodity derivatives could expose us to additional commodity price risk. Weak economic conditions and widespread financial stress could reduce the liquidity of our customers, vendors or counterparties, making it more difficult for them to meet their obligations to us. Any substantial increase in the nonpayment and nonperformance by our customers, vendors or counterparties could have a material adverse effect on our results of operations, cash flows and ability to make distributions to unitholders.
Our future financial and operating flexibility may be adversely affected by our significant leverage, downgrades of our credit ratings, restrictions in our debt agreements or disruptions in the financial markets.
As of December 31, 2013, our consolidated debt was $2.7 billion. Among other things, our significant leverage may be viewed negatively by credit rating agencies, which could result in increased costs for us to access the capital markets. The ratings of NuStar Logistics’ were downgraded to Ba1 (negative outlook) by Moody’s Investor Service Inc. (Moody’s) in January 2013, BB+ (stable outlook) by Standard & Poor’s Ratings Services (S&P) in July 2012 and BB (stable outlook) by Fitch, Inc. in November 2012. As a result of the S&P and Moody’s downgrades, interest rates on borrowings under our five-year revolving credit agreement (the 2012 Revolving Credit Agreement) and our 7.65% senior notes due 2018 increased. We may also be required to post cash collateral under certain of our hedging arrangements, which we expect to fund with borrowings under our 2012 Revolving Credit Agreement. Any future downgrades could result in additional increases to the interest rates on borrowings under our credit facilities and the 7.65% senior notes due 2018, significantly increasing our capital costs and adversely affecting our ability to raise capital in the future.
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
Debt service obligations, restrictive covenants in our credit facilities and the indentures governing our outstanding senior and subordinated notes and maturities resulting from this leverage may adversely affect our ability to finance future operations, pursue acquisitions and fund other capital needs and our ability to pay cash distributions to our unitholders at current levels. In addition, this leverage may make our results of operations more susceptible to adverse economic or operating conditions. For example, during an event of default under any of our debt agreements, we would be prohibited from making cash distributions to our unitholders. If our lenders file for bankruptcy or experience severe financial hardship, they may not honor their pro rata share of our borrowing requests under the 2012 Revolving Credit Agreement, which may significantly reduce our available borrowing capacity and, as a result, materially adversely affect our financial condition and ability to pay distributions to our unitholders at current levels. Additionally, we may not be able to access the capital markets in the future at economically attractive terms, which may adversely affect our future financial and operating flexibility and our ability to pay cash distributions at current levels.

We may become liable as a result of our financing arrangements and guarantees of Asphalt JV.
In connection with the sale of our 50% ownership interest in Asphalt JV, NuStar Logistics agreed to convert the existing revolving credit facility with Asphalt JV into a $190 million term loan (the NuStar Facility), which such amount will be reduced to $175 million by December 31, 2014 and then $150 million by September 30, 2015. The NuStar Facility must be repaid in full no later than September 2019; earlier repayment is possible, depending on the amount of excess cash flows (if any) generated by Asphalt JV over the next several years. We also agreed to continue to provide credit support to Asphalt JV in the form of guarantees or letters of credit of up to $150 million (the Credit Support) until February 2016, at which point the amount of Credit Support will begin to decline until the obligation is terminated no later than September 2019.

In addition to the NuStar Facility (which includes the Credit Support), Asphalt JV also entered into a third-party asset-based revolving credit facility (ABL Facility). In the event that Asphalt JV defaults on any of its obligations under the NuStar Facility, we would have available only those measures available to an unsecured creditor with the rights and limitations provided in the NuStar Facility, and, to the extent provided in the agreements, the ABL Facility lenders would be senior to those rights. In the event of a default on any of the obligations underlying the Credit Support, we would be responsible for Asphalt JV’s liabilities for the default and have only the rights of repayment associated with that instrument. In either scenario, the liability imposed on us may have an adverse impact on our financial condition, results of operations and ability to pay distributions to our unitholders at current levels.
Increases in interest rates could adversely affect our business and the trading price of our units.
We have significant exposure to increases in interest rates. At December 31, 2013, we had approximately $2.7 billion of consolidated debt, of which $1.8 billion was at fixed interest rates and $0.9 billion was at variable interest rates. In addition, prior ratings downgrades on our existing indebtedness caused interest rates under our 2012 Revolving Credit Agreement and our senior notes due 2018 to increase effective January 2013, and future downgrades may cause such interest rates to increase further. Our results of operations, cash flows and financial position could be materially adversely affected by significant increases in interest rates above current levels. Further, the trading price of our units is sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.
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

Congress has considered legislation to reduce emissions of greenhouse gases. In addition, at least one-third of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or greenhouse gas cap and trade programs. As an alternative to reducing emission of greenhouse gases under cap and trade programs, Congress may consider the implementation of a program to tax the emission of carbon dioxide and other greenhouse gases. In December 2009, the EPA issued an endangerment finding that greenhouse gases may reasonably be anticipated to endanger public health and welfare and are a pollutant to be regulated under the Clean Air Act. Passage of climate change legislation or other regulatory initiatives by Congress or various states of the United States or the adoption of regulations by the EPA or analogous state agencies that regulate or restrict emissions of greenhouse gases in areas in which we conduct business, could result in changes to the demand for the products we store, transport and sell, and could increase the costs of our operations, including costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas emissions, pay any taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program. We may be unable to recover any such lost revenues or increased costs in the rates we charge our customers, and any such recovery may depend on events beyond our control, including the outcome of future rate proceedings before the FERC and the provisions of any final legislation or regulations. Reductions in our revenues or increases in our expenses as a result of climate control initiatives could have adverse effects on our business, financial position, results of operations and prospects.
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

Our operations are subject to federal, state and local laws and regulations, in the U.S. and in the foreign countries in which we operate, relating to environmental protection and operational safety that could require us to make substantial expenditures.
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
If we were to incur a significant liability pursuant to environmental or safety laws or regulations, such a liability could have a material adverse effect on our financial position, our ability to make distributions to our unitholders at current levels and our ability to meet our debt service requirements. Please read Item 3. “Legal Proceedings” and Note 16 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”
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
In May 2005, the FERC issued a statement of general policy stating it will permit pipelines to include in cost of service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although this policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. This tax allowance policy and the FERC’s application of that policy were appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Court), and on May 29, 2007, the D.C. Court issued an opinion upholding the FERC’s tax allowance policy.
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
Power costs constitute a significant portion of our operating expenses. For the year ended December 31, 2013, our power costs equaled approximately $40.1 million, or 8.8% of our operating expenses for the year. We use mainly electric power at our pipeline pump stations and terminals, and such electric power is furnished by various utility companies that use primarily natural gas to generate electricity. Accordingly, our power costs typically fluctuate with natural gas prices. Increases in natural gas prices may cause our power costs to increase further. If natural gas prices increase, our cash flows may be adversely affected, which could adversely affect our ability to make distributions at current levels to our unitholders.

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
NuStar GP Holdings currently indirectly owns our general partner and as of December 31, 2013, an aggregate 12.9% limited partner interest in us. Conflicts of interest may arise between NuStar GP Holdings and its affiliates, including our general partner, on the one hand, and us and our limited partners, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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
The anticipated after-tax benefit of an investment in our units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service (the IRS) on this matter.
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
In particular, our wholly owned subsidiary, Shore Terminals LLC (Shore) owns a refined product terminal in Portland, Oregon located adjacent to the Portland Harbor. The EPA has classified portions of the Portland Harbor, including the portion adjacent to our terminal, as a federal “Superfund” site due to sediment contamination (the Portland Harbor Site). Portland Harbor is contaminated with metals (such as mercury), pesticides, herbicides, polynuclear aromatic hydrocarbons, polychlorinated biphenyls, semi-volatile organics and dioxin/furans. Shore and more than 90 other parties have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised Shore that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties), as well as for natural resource damages resulting from releases of hazardous substances to the Portland Harbor Site. We have agreed to work with more than 90 other potentially responsible parties to attempt to negotiate an agreed method of allocating costs associated with the cleanup. The precise nature and extent of any clean-up of the Portland Harbor Site, the parties to be involved, the process to be followed for any clean-up and the allocation of any costs for the clean-up among responsible parties have not yet been determined. It is unclear to what extent, if any, we will be liable for environmental costs or damages associated with the Portland Harbor Site. It is also unclear to what extent natural resource damage claims or third party contribution or damage claims will be asserted against Shore.
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
Market Information, Holders and Distributions
Our common units are listed and traded on the New York Stock Exchange under the symbol “NS.” At the close of business on February 10, 2014, we had 627 holders of record of our common units. The high and low sales prices (composite transactions) by quarter for the years ended December 31, 2013 and 2012 were as follows:

	Price Range of Common Unit
	High	Low
Year 2013
4th Quarter	$53.69	$39.52
3rd Quarter	46.52	36.15
2nd Quarter	54.95	42.31
1st Quarter	53.45	43.40
Year 2012
4th Quarter	$51.97	$39.07
3rd Quarter	54.88	48.44
2nd Quarter	59.51	49.38
1st Quarter	62.64	55.12
The cash distributions applicable to each of the quarters in the years ended December 31, 2013 and 2012 were as follows:

	Record Date	Payment Date	Amount Per Unit
Year 2013
4th Quarter	February 10, 2014	February 14, 2014	$1.095
3rd Quarter	November 11, 2013	November 14, 2013	1.095
2nd Quarter	August 5, 2013	August 9, 2013	1.095
1st Quarter	May 6, 2013	May 10, 2013	1.095
Year 2012
4th Quarter	February 11, 2013	February 14, 2013	$1.095
3rd Quarter	November 9, 2012	November 14, 2012	1.095
2nd Quarter	August 7, 2012	August 10, 2012	1.095
1st Quarter	May 8, 2012	May 11, 2012	1.095
Our general partner is entitled to incentive distributions if the amount that we distribute with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Unit	Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66	75%	25%
Our general partner’s incentive distributions for the years ended December 31, 2013 and 2012 totaled $43.2 million and $41.2 million, respectively. The general partner’s share of our distributions for the years ended December 31, 2013 and 2012 was 13.0% in each year due to the impact of the incentive distributions.

ITEM 6. SELECTED FINANCIAL DATA
The following table contains selected financial data derived from our audited financial statements. On January 1, 2013, we sold the San Antonio Refinery. As a result, we have presented the results of operations for the San Antonio Refinery and related assets as discontinued operations for all periods presented. As of December 31, 2013, we reclassified certain storage assets as “Assets held for sale” on the consolidated balance sheet. As a result, we have presented the results of operations for those assets as discontinued operations for all periods presented.

	Year Ended December 31,
	2013 (a)	2012 (a)	2011	2010	2009
	(Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues	$3,463,732	$5,945,736	$6,257,629	$4,395,083	$3,854,895
Operating (loss) income	(19,121)	(18,168)	310,883	306,747	277,729
(Loss) income from continuing operations	(185,509)	(166,001)	218,674	243,931	229,360
(Loss) income from continuing operations per unit applicable to limited partners	(2.89)	(2.79)	2.74	3.27	3.55
Cash distributions per unit applicable to limited partners	4.380	4.380	4.360	4.280	4.245

	December 31,
	2013	2012	2011	2010	2009
	(Thousands of Dollars)
Balance Sheet Data:
Property, plant and equipment, net	$3,310,653	$3,238,460	$3,430,468	$3,187,457	$3,028,196
Total assets	5,032,186	5,613,089	5,881,190	5,386,393	4,774,673
Long-term debt, less current portion	2,655,553	2,124,582	1,928,071	2,136,248	1,828,993
Total partners’ equity	1,903,794	2,584,995	2,864,335	2,702,700	2,484,968

(a)
The losses for the years ended December 31, 2013 and 2012 are mainly due to goodwill and other asset impairment charges. Please refer to Note 5 and Note 6 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a discussion of goodwill and other asset impairments.

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
OVERVIEW
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy, to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 14.9% total interest in us as of December 31, 2013. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in six sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies
2013 Goodwill Impairment
In the fourth quarter of 2013, we recognized a $304.5 million goodwill impairment loss in the storage segment, which represents the write-down of the carrying value of goodwill associated with our St. Eustatius and Point Tupper terminal operations. Please refer to Note 6 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a discussion of the goodwill impairment loss.
Acquisitions and Dispositions
Terminal Facilities Held for Sale. We identified several non-strategic, underperforming terminal facilities, and as of December 31, 2013, we reclassified the property, plant and equipment associated with these assets as “Assets held for sale” on the consolidated balance sheet. We presented the results of operations for these assets, previously in the storage segment, as discontinued operations for all periods presented, including an impairment loss of $102.5 million for the year ended December 31, 2013. Please refer to Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a discussion of these assets held for sale.

San Antonio Refinery Acquisition and Disposition. On April 19, 2011, we purchased certain refining and storage assets, inventory and other working capital items from AGE Refining, Inc. The assets consisted of a fuels refinery in San Antonio, Texas (the San Antonio Refinery) and 0.4 million barrels of aggregate storage capacity. On January 1, 2013, we sold the San Antonio Refinery and related assets, which included inventory, a terminal in Elmendorf, Texas and a pipeline connecting the terminal and refinery for approximately $117.0 million (the San Antonio Refinery Sale). As of December 31, 2012, we reclassified the assets related to the sale of the San Antonio Refinery as “Assets held for sale” on the consolidated balance sheet. We have presented the results of operations for the San Antonio Refinery and related assets, previously reported in the fuels marketing and pipeline segments, as discontinued operations for all periods presented. Please refer to Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a discussion of the San Antonio Refinery Sale.

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

Asphalt Sale. On September 28, 2012, we sold a 50% ownership interest (the Asphalt Sale) in NuStar Asphalt LLC (Asphalt JV), previously a wholly owned subsidiary, to an affiliate of Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm. Asphalt JV owns and operates the asphalt refining assets that were previously wholly owned by NuStar Energy, including an asphalt refinery located in Paulsboro, New Jersey and a terminal in Savannah, Georgia (collectively, the Asphalt Operations). Lindsay Goldberg paid $175.0 million for the Class A equity interests (Class A Interests) of Asphalt JV, while we retained the Class B equity interests with a fair value of $52.0 million (Class B Interests). The Class A Interests have a distribution preference over the Class B Interests, as well as a liquidation preference. We also received $263.8 million from Asphalt JV for inventory related to the Asphalt Operations. At closing, the fair value of the consideration we received was less than the carrying amount of the assets of the Asphalt Operations, and we recognized a loss of $23.8 million in “Other (expense) income, net” in the consolidated statements of income for the year ended December 31, 2012.

Upon closing, we deconsolidated Asphalt JV and started reporting our remaining investment in Asphalt JV using the equity method of accounting. Therefore, as of December 31, 2013 and 2012, we have presented our 50% ownership interest in Asphalt JV as “Investment in joint ventures” on the consolidated balance sheet. The consolidated statements of income include the results of operations for Asphalt JV in “Equity in (loss) earnings of joint ventures” commencing on September 28, 2012. Because of our continued involvement with Asphalt JV, we have not presented the results of operations for the Asphalt Operations prior to closing as discontinued operations.

In anticipation of the Asphalt Sale, we evaluated the goodwill and other long-lived assets associated with the Asphalt Operations for potential impairment. We determined the fair value of the Asphalt Operations reporting unit was less than its carrying value, which resulted in the recognition of a goodwill impairment loss of $22.1 million in the second quarter of 2012. In addition, we recorded an impairment loss of $244.3 million in the second quarter of 2012 to write-down the carrying value of long-lived assets related to the Asphalt Operations, including fixed assets, intangible assets and other long-term assets, to their estimated fair value. The goodwill impairment loss and the asset impairment loss related to the Asphalt Operations are reported in the asphalt and fuels marketing segment. Please refer to Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a discussion of the Asphalt Sale, the related asset impairments and associated fair value measurements.

In February 2014, we divested of our remaining 50% ownership interest in Asphalt JV. See Note 29 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”for additional discussion.
Operations
We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). Our operations are divided into three reportable business segments: storage, pipeline, and fuels marketing. For a more detailed description of our segments, please refer to Segments under Item 1. “Business.”

Storage. We own terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom (UK) and Turkey providing approximately 84.8 million barrels of storage capacity.

Pipeline. We own common carrier refined product pipelines covering approximately 5,463 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. In addition, we own a 2,000 mile anhydrous ammonia pipeline and 1,180 miles of crude oil pipelines.

Fuels Marketing. In 2013, we changed the name of the “Asphalt and Fuels Marketing” segment to the “Fuels Marketing” segment. This name more accurately reflects the operations that remain after the Asphalt Sale and the San Antonio Refinery Sale. Our fuels marketing segment includes our fuels marketing operations and, prior to the Asphalt Sale, the Asphalt Operations. Within our fuels marketing operations, we purchase crude oil and refined petroleum products for resale. The results of operations for the fuels marketing segment depend largely on the margin between our cost and the sales prices of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of the storage and pipeline segments.

We enter into derivative contracts to attempt to mitigate the effects of commodity price fluctuations. The derivative instruments we use consist primarily of commodity futures and swap contracts. Not all of our derivative instruments qualify for hedge accounting treatment under U.S. generally accepted accounting principles. In such cases, we record the changes in the fair values of these derivative instruments in cost of product sales. The changes in the fair values of these derivative instruments generally are offset, at least partially, by changes in the values of the hedged physical inventory. However, we do not recognize those changes in the value of the hedged inventory until the physical sale of such inventory takes place. Therefore, our earnings for a period may include the gain or loss related to derivative instruments without including the offsetting effect of the hedged item, which could result in greater earnings volatility. In addition, we value our inventory at the lower of cost or market. If changes in commodity markets cause market prices to fall below the cost of our inventory, we may be required to reduce the value of our inventory to market.
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

RESULTS OF OPERATIONS
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Financial Highlights
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2013	2012	Change
Statement of Income Data:
Revenues:
Service revenues	$938,138	$870,157	$67,981
Product sales	2,525,594	5,075,579	(2,549,985)
Total revenues	3,463,732	5,945,736	(2,482,004)

Costs and expenses:
Cost of product sales	2,453,997	4,930,174	(2,476,177)
Operating expenses	454,396	526,145	(71,749)
General and administrative expenses	91,086	104,756	(13,670)
Depreciation and amortization expense	178,921	159,789	19,132
Goodwill impairment loss	304,453	22,132	282,321
Asset impairment loss	—	249,646	(249,646)
Gain on legal settlement	—	(28,738)	28,738
Total costs and expenses	3,482,853	5,963,904	(2,481,051)

Operating loss	(19,121)	(18,168)	(953)
Equity in loss of joint ventures	(39,970)	(9,378)	(30,592)
Interest expense, net	(127,119)	(90,535)	(36,584)
Interest income from related party	6,113	1,219	4,894
Other income (expense), net	7,341	(24,689)	32,030
Loss from continuing operations before income tax expense	(172,756)	(141,551)	(31,205)
Income tax expense	12,753	24,450	(11,697)
Loss from continuing operations	(185,509)	(166,001)	(19,508)
Loss from discontinued operations, net of tax	(99,162)	(61,236)	(37,926)
Net loss	$(284,671)	$(227,237)	$(57,434)
Net loss per unit applicable to limited partners:
Continuing operations	$(2.89)	$(2.79)	$(0.10)
Discontinued operations	(1.11)	(0.82)	(0.29)
Total	$(4.00)	$(3.61)	$(0.39)
Weighted-average limited partner units outstanding	77,886,078	72,957,417	4,928,661

Annual Highlights
Operating loss for both years includes significant impairment charges. In 2013, we recognized a goodwill impairment charge of $304.5 million associated with our St. Eustatius and Point Tupper terminal operations, while 2012 included an impairment charge of $266.4 million related to the goodwill and long-lived assets of the Asphalt Operations. Segment operating income, which includes these impairment charges, increased $13.5 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to an increase of $49.7 million in the segment operating income of the pipeline segment. This increase was mainly due to increased throughputs on pipelines that serve Eagle Ford Shale production in South Texas and higher pipeline tariffs as a result of the annual index adjustment in July 2013.

Loss from continuing operations increased $19.5 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to an increase of $36.6 million in interest expense, net and an increase of $30.6 million in the equity in loss of joint ventures. Loss from discontinued operations, net of tax, increased $37.9 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, mainly due to asset impairment charges of $102.5 million in 2013 associated with certain storage assets that were classified as “Assets held for sale” on the consolidated balance sheet as of December 31, 2013. Discontinued operations also include the results of operations for the San Antonio Refinery and related assets. As a result, we reported a net loss of $284.7 million for the year ended December 31, 2013, compared to a net loss of $227.2 million for the year ended December 31, 2012.

Segment Operating Highlights
(Thousands of Dollars, Except Barrel/Day Information)

	Year Ended December 31,
	2013	2012	Change
Storage:
Throughput (barrels/day)	781,213	765,556	15,657
Throughput revenues	$104,553	$95,612	$8,941
Storage lease revenues	451,996	482,454	(30,458)
Total revenues	556,549	578,066	(21,517)
Operating expenses	279,712	288,881	(9,169)
Depreciation and amortization expense	99,868	88,217	11,651
Goodwill and asset impairment loss	304,453	2,126	302,327
Segment operating (loss) income	$(127,484)	$198,842	$(326,326)

Pipeline:
Refined products pipelines throughput (barrels/day)	487,021	498,321	(11,300)
Crude oil pipelines throughput (barrels/day)	365,749	345,648	20,101
Total throughput (barrels/day)	852,770	843,969	8,801
Throughput revenues	$411,529	$340,455	$71,074
Operating expenses	134,365	128,987	5,378
Depreciation and amortization expense	68,871	52,878	15,993
Segment operating income	$208,293	$158,590	$49,703

Fuels Marketing:
Product sales and other revenue	$2,527,698	$5,086,383	$(2,558,685)
Cost of product sales	2,474,612	4,957,100	(2,482,488)
Gross margin	53,086	129,283	(76,197)
Operating expenses	53,185	148,458	(95,273)
Depreciation and amortization expense	27	11,253	(11,226)
Goodwill and asset impairment loss	—	266,357	(266,357)
Segment operating loss	$(126)	$(296,785)	$296,659

Consolidation and Intersegment Eliminations:
Revenues	$(32,044)	$(59,168)	$27,124
Cost of product sales	(20,615)	(26,926)	6,311
Operating expenses	(12,866)	(40,181)	27,315
Total	$1,437	$7,939	$(6,502)

Consolidated Information:
Revenues	$3,463,732	$5,945,736	$(2,482,004)
Cost of product sales	2,453,997	4,930,174	(2,476,177)
Operating expenses	454,396	526,145	(71,749)
Depreciation and amortization expense	168,766	152,348	16,418
Asset and goodwill impairment loss	304,453	268,483	35,970
Segment operating income	82,120	68,586	13,534
General and administrative expenses	91,086	104,756	(13,670)
Other depreciation and amortization expense	10,155	7,441	2,714
Other asset impairment loss	—	3,295	(3,295)
Gain on legal settlement	—	(28,738)	28,738
Consolidated operating loss	$(19,121)	$(18,168)	$(953)

Storage
Throughput revenues increased $8.9 million and throughputs increased 15,657 barrels per day for the year ended December 31, 2013, compared to the year ended December 31, 2012. Revenues increased $14.3 million and throughputs increased 73,741 barrels per day at our Corpus Christi crude storage tank facility due to increased volumes of Eagle Ford Shale crude oil being shipped to Corpus Christi on our pipelines in South Texas. The TexStar Asset Acquisition in December 2012, the completion of several pipeline capital projects in 2012 and 2013 and changing our Corpus Christi crude storage tank facility from a lease-based to a throughput-based facility in the third quarter of 2012 were among the drivers for the increased volumes. These increases were partially offset by decreased throughputs of 53,768 barrels per day and decreased revenues of $5.2 million resulting from turnarounds, maintenance and operational issues in 2013 at the refineries served by our Corpus Christi, Texas City and Benicia crude oil storage tanks and our Three Rivers refined products terminals.
Storage lease revenues decreased $30.5 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to:

•	a decrease of $26.6 million at various domestic terminals, mainly as a result of reduced demand in several markets, resulting in lower throughputs, storage fees and reimbursable revenues;

•	a decrease of $7.7 million at our UK and Amsterdam terminals, mainly due to reduced demand for storage and the effect of foreign exchange rates;

•	a decrease of $7.6 million at our St. Eustatius terminal facility, mainly due to reduced demand for storage and decreased reimbursable revenue;

•	a decrease of $6.2 million at our Corpus Christi crude storage tank facility due to the change to throughput-based fees in July 2012;

•	a decrease of $3.8 million at asphalt terminals under storage agreements with Asphalt JV, which we entered into simultaneously with the Asphalt Sale; and

•	a decrease of $2.9 million due to the sale of five refined product terminals in April 2012.

Those declines in storage lease revenues were partially offset by an increase in storage lease revenues of $19.2 million resulting from a completed unit train offloading facility at our St. James terminal and completed tank expansion projects at our St. James and St. Eustatius terminals. In addition, revenues increased $5.2 million as a result of our acquisition of a lease at the Red Fish Bay terminal in conjunction with the TexStar Asset Acquisition.
Operating expenses decreased $9.2 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to:

•	a decrease of $9.0 million associated with cancelled capital projects, mainly at our St. James and St. Eustatius terminals in 2012; and

•
a decrease of $6.3 million in reimbursable expenses, mainly for tank cleanings at our Piney Point terminal and maintenance expenses at our St. Eustatius terminal. Reimbursable expenses are charged back to our customers and are offset by reimbursable revenues.

These decreases were partially offset by an increase of $3.9 million in salaries and wages due to a collective labor agreement that became effective in mid-2012 associated with our St. Eustatius terminal, our acquisition of a lease at the Redfish Bay terminal in conjunction with the TexStar Asset Acquisition, and higher employee benefit and temporary labor costs.
Depreciation and amortization expense increased $11.7 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to completion of a dock optimization project at our Corpus Christi crude storage tank facility, unit train and tank expansion projects at our St. James terminal and a tank expansion project at our St. Eustatius terminal.
The asset impairment loss of $304.5 million for the year ended December 31, 2013 represents the write-down of the carrying value of goodwill associated with our St. Eustatius and Point Tupper terminal operations. Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion of this goodwill impairment.
Pipeline
Revenues increased $71.1 million and throughputs increased 8,801 barrels per day for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to:

•
an increase in revenues of $57.4 million and an increase in throughputs of 49,855 barrels per day on crude oil pipelines that serve Eagle Ford Shale production in South Texas, primarily resulting from the TexStar Asset Acquisition and crude oil pipelines that were placed in service in the fourth quarter of 2012 and third quarter of 2013;

•
an increase in revenues of $6.3 million on the East Pipeline, despite lower throughputs of 2,997 barrels per day, due to higher average tariffs resulting from the annual index adjustment in July 2013 and increased long-haul deliveries;

•
an increase in revenues of $5.6 million and an increase in throughputs of 2,067 barrels per day on the North Pipeline, mainly due to the completion of an expansion project at the Mandan refinery in June 2012; and

•
an increase in revenues of $5.2 million and an increase in throughputs of 4,210 barrels per day on refined product and crude oil pipelines serving the McKee refinery resulting from increased volumes on pipelines with higher tariffs.

Those higher throughputs were partially offset by a decrease in throughputs of 28,438 barrels per day on crude oil pipelines serving the Ardmore refinery due to a new contract effective January 1, 2013 that combines two segments of a crude oil pipeline serving the Ardmore refinery for which throughputs were previously reported separately. That change in reporting throughputs did not adversely affect revenues, which increased by $0.4 million due to the new contract terms, despite a turnaround at the Ardmore refinery during the first quarter of 2013.

Revenues decreased $3.9 million and throughputs decreased 5,613 barrels per day on the Ammonia Pipeline due to unseasonably cold and wet weather in the second and fourth quarters of 2013. Also, revenues decreased $1.6 million and throughputs decreased 6,731 barrels per day on the Houston pipeline as it is being converted to new service.
Operating expenses increased $5.4 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to an increase of $18.6 million on crude oil pipelines that serve Eagle Ford Shale production in South Texas, mainly resulting from the TexStar Asset Acquisition and crude oil pipelines that were placed in service in the fourth quarter of 2012.
This increase was partially offset by:

•
a decrease of $8.0 million resulting from the reduction of the contingent consideration liability recorded in association with the TexStar Asset Acquisition. Please refer to Note 17 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion; and

•	a decrease of $3.5 million due to temporary barge rental costs in 2012 needed to transport a customer’s product in conjunction with an Eagle Ford Shale project.
Depreciation and amortization expense increased $16.0 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, mainly due to the TexStar Asset Acquisition in December 2012 and the completion of various projects that serve Eagle Ford Shale production.
Fuels Marketing
The consolidated statements of income (loss) include the results of operations for Asphalt JV in “Equity in (loss) earnings of joint ventures” commencing on September 28, 2012. Previously, we reported the results of operations for our Asphalt Operations in the fuels marketing segment. For the year ended December 31, 2013, this segment mainly includes refined products marketing, crude oil trading, fuel oil trading and bunkering operations. The table below presents pro forma financial information that removes the historical financial information for our Asphalt Operations from the segment results for the year ended December 31, 2012 in order to provide a more meaningful comparison of the segment’s results.

		Year Ended December 31, 2012
	Year Ended December 31, 2013	Actual	Asphalt Operations	Pro Forma	Change
	(Thousands of Dollars)
Product sales	$2,527,698	$5,086,383	$1,315,986	$3,770,397	$(1,242,699)
Cost of product sales	2,474,612	4,957,100	1,258,308	3,698,792	(1,224,180)
Gross margin	53,086	129,283	57,678	71,605	(18,519)
Operating expenses	53,185	148,458	89,969	58,489	(5,304)
Depreciation and amortization expense	27	11,253	11,138	115	(88)
Asset and goodwill impairment loss	—	266,357	266,357	—	—
Segment operating (loss) income	$(126)	$(296,785)	$(309,786)	$13,001	$(13,127)

Sales and cost of product sales decreased $1,242.7 million and $1,224.2 million, respectively, resulting in a decrease in total gross margin of $18.5 million for the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease in total gross margin was primarily due to a positive gross margin of $12.0 million from crude oil trading in 2012, as compared to a gross margin loss of $0.3 million in 2013. In 2012, higher volumes were traded in the first part of 2012 to benefit from the price differential on two traded crude oil grades (WTI and LLS). In addition, the gross margin from bunker fuel sales decreased $9.8 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, mainly at our St. Eustatius and Texas City facilities. Reduced demand for bunker fuels and increased competition in the Caribbean and the U.S. Gulf Coast has negatively impacted our sales prices and resulted in lower gross margins as compared to the same period last year. These decreases were partially offset by an increase of $3.7 million in the gross margin from fuel oil trading attributable to lower costs that outweighed falling sales prices compared to the same period last year.
Operating expenses decreased $5.3 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, mainly due to a decrease in operating expenses from our bunker fuel operations as we exited certain U.S. markets.
Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage and transportation fees charged to the fuels marketing segment by the storage and pipeline segments. Revenue and operating expense eliminations changed by $27.1 million and $27.3 million, respectively, for the year ended December 31, 2013, compared to the year ended December 31, 2012, mainly due to the Asphalt Sale in September 2012. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.
General
General and administrative expenses decreased $13.7 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to the early termination of a lease for our previous corporate office and expenses that are now reimbursed by Asphalt JV for corporate support services under a services agreement between Asphalt JV and NuStar GP, LLC. In addition, general and administrative expenses in the second quarter of 2012 included costs that resulted from a Canadian income tax audit.
Other depreciation and amortization expense increased $2.7 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, mainly due to the completion of our corporate office in the fourth quarter of 2012.
The other asset impairment loss of $3.3 million for the year ended December 31, 2012 represents the write-down of the carrying value of certain corporate assets we sold in 2013.
The gain on legal settlement of $28.7 million for the year ended December 31, 2012 represents the settlement of a legal matter in the second quarter of 2012.
Equity in loss of joint ventures increased $30.6 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to a $49.6 million loss from our investment in Asphalt JV in 2013, which continued to suffer from weak asphalt margins.
Interest expense, net increased $36.6 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, mainly due to the issuance of the $402.5 million of 7.625% fixed-to-floating rate subordinated notes in January 2013.
Interest income from related party increased $4.9 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, as a result of a full year of borrowings by Asphalt JV under the $250.0 million seven-year unsecured revolving credit facility. We entered into this credit facility with Asphalt JV in connection with the Asphalt Sale on September 28, 2012. Please refer to Note 19 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our agreements with Asphalt JV.
Other income (expense), net changed by $32.0 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, mainly due to a loss of $23.8 million associated with the Asphalt Sale in 2012 and changes in foreign exchange rates related to our foreign subsidiaries.
Income tax expense decreased $11.7 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, mainly due to tax expense of $10.1 million related to the $28.7 million gain on legal settlement recognized in the second quarter of 2012.
For the year ended December 31, 2013, we recorded a loss from discontinued operations of $99.2 million, compared to a loss from discontinued operations of $61.2 million for the year ended December 31, 2012. For the year ended December 31, 2013, the loss from discontinued operations includes asset impairment charges of $102.5 million associated with certain storage terminals that were classified as “Assets held for sale” on the consolidated balance sheet as of December 31, 2013. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion of these asset impairment charges. This loss was partially offset by a gain of $9.3 million related to the San Antonio Refinery Sale.
For the year ended December 31, 2012, the loss from discontinued operations includes losses of $49.1 million from the San Antonio Refinery, mainly due to hedge losses and falling sales prices coupled with high weighted-average costs, which resulted in an overall negative gross margin.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Financial Highlights
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2012	2011	Change
Statement of Income Data:
Revenues:
Service revenues	$870,157	$820,623	$49,534
Product sales	5,075,579	5,437,006	(361,427)
Total revenues	5,945,736	6,257,629	(311,893)

Costs and expenses:
Cost of product sales	4,930,174	5,175,710	(245,536)
Operating expenses	526,145	506,213	19,932
General and administrative expenses	104,756	103,050	1,706
Depreciation and amortization expense	159,789	161,773	(1,984)
Asset impairment loss	249,646	—	249,646
Goodwill impairment loss	22,132	—	22,132
Gain on legal settlement	(28,738)	—	(28,738)
Total costs and expenses	5,963,904	5,946,746	17,158

Operating (loss) income	(18,168)	310,883	(329,051)
Equity in (loss) earnings of joint ventures	(9,378)	11,458	(20,836)
Interest expense, net	(90,535)	(81,539)	(8,996)
Interest income from related party	1,219	—	1,219
Other expense, net	(24,689)	(3,573)	(21,116)
(Loss) income from continuing operations before income tax expense	(141,551)	237,229	(378,780)
Income tax expense	24,450	18,555	5,895
(loss) income from continuing operations	(166,001)	218,674	(384,675)
(Loss) income from discontinued operations, net of tax	(61,236)	2,927	(64,163)
Net (loss) income	$(227,237)	$221,601	$(448,838)
Net (loss) income per unit applicable to limited partners:
Continuing operations	$(2.79)	$2.74	$(5.53)
Discontinued operations	(0.82)	0.04	(0.86)
Total	$(3.61)	$2.78	$(6.39)
Weighted-average limited partner units outstanding	72,957,417	65,018,301	7,939,116
Annual Highlights
For the year ended December 31, 2012, we reported a net loss of $227.2 million, compared to net income of $221.6 million for the year ended December 31, 2011, primarily due to an operating loss of $296.8 million in the fuels marketing segment. The operating loss of the fuels marketing segment mainly resulted from an asset impairment charge of $266.4 million in the second quarter of 2012 related to the goodwill and long-lived assets of the Asphalt Operations. In addition, the equity in loss of joint ventures of $9.4 million and other expense of $24.7 million for the year ended December 31, 2012 were primarily related to Asphalt JV and associated loss upon deconsolidation. The loss from discontinued operations of $61.2 million also contributed to the decrease in net income, which was mainly attributable to the San Antonio Refinery. Discontinued operations also include the results of operations for certain storage assets that were classified as “Assets held for sale” on the consolidated balance sheet as of December 31, 2013.

Segment Operating Highlights
(Thousands of Dollars, Except Barrel/Day Information)

	Year Ended December 31,
	2012	2011	Change
Storage:
Throughput (barrels/day)	765,556	693,269	72,287
Throughput revenues	$95,612	$80,246	$15,366
Storage lease revenues	482,454	466,381	16,073
Total revenues	578,066	546,627	31,439
Operating expenses	288,881	267,198	21,683
Depreciation and amortization expense	88,217	82,921	5,296
Asset impairment loss	2,126	—	2,126
Segment operating income	$198,842	$196,508	$2,334

Pipeline:
Refined products pipelines throughput (barrels/day)	498,321	514,261	(15,940)
Crude oil pipelines throughput (barrels/day)	345,648	317,427	28,221
Total throughput (barrels/day)	843,969	831,688	12,281
Throughput revenues	$340,455	$311,514	$28,941
Operating expenses	128,987	113,946	15,041
Depreciation and amortization expense	52,878	51,165	1,713
Segment operating income	$158,590	$146,403	$12,187

Fuels Marketing:
Product sales and other revenue	$5,086,383	$5,455,659	$(369,276)
Cost of product sales	4,957,100	5,205,574	(248,474)
Gross margin	129,283	250,085	(120,802)
Operating expenses	148,458	157,282	(8,824)
Depreciation and amortization expense	11,253	20,949	(9,696)
Asset and goodwill impairment loss	266,357	—	266,357
Segment operating (loss) income	$(296,785)	$71,854	$(368,639)

Consolidation and Intersegment Eliminations:
Revenues	$(59,168)	$(56,171)	$(2,997)
Cost of product sales	(26,926)	(29,864)	2,938
Operating expenses	(40,181)	(32,213)	(7,968)
Total	$7,939	$5,906	$2,033

Consolidated Information:
Revenues	$5,945,736	$6,257,629	$(311,893)
Cost of product sales	4,930,174	5,175,710	(245,536)
Operating expenses	526,145	506,213	19,932
Depreciation and amortization expense	152,348	155,035	(2,687)
Asset and goodwill impairment loss	268,483	—	268,483
Segment operating income	68,586	420,671	(352,085)
General and administrative expenses	104,756	103,050	1,706
Other depreciation and amortization expense	7,441	6,738	703
Other asset impairment loss	3,295	—	3,295
Gain on legal settlement	(28,738)	—	(28,738)
Consolidated operating (loss) income	$(18,168)	$310,883	$(329,051)

Storage
Throughput revenues increased $15.4 million and throughputs increased 72,287 barrels per day for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to:

•
an increase in revenues of $6.6 million and an increase in throughputs of 23,547 barrels per day at our Corpus Christi crude storage tank facility due to higher volumes from the Eagle Ford Shale region. In 2012, we changed this facility from a lease-based to a throughput-based facility in connection with the Eagle Ford Shale projects in our pipeline segment;

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

Storage lease revenues increased $16.1 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to:

•	an increase of $36.7 million at our St. James terminal resulting from completed tank expansion projects and the unit train offloading facility project; and

•	an increase of $2.4 million at our St. Eustatius terminal facility, mainly due to rate escalations and increased reimbursable revenues.
These increases in revenues were partially offset by:

•	a decrease in revenues of $9.8 million at our Point Tupper terminal facility, mainly due to decreased dockage and throughputs, which were partially offset by rate escalations;

•	a decrease in revenues of $7.0 million due to the sale of five refined product terminals in April 2012;

•	a decrease in revenues of $6.6 million at our Corpus Christi crude storage tank facility due to the change to throughput-based fees in 2012; and

•	a decrease in revenues of $1.9 million at our UK and Amsterdam terminals, mainly due to the effect of foreign exchange rates and a decrease in customer product movements.
Operating expenses increased $21.7 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due:

•	an increase of $6.6 million associated with cancelled capital projects, mainly at our St. James and St. Eustatius terminals;

•
an increase of $4.0 million in reimbursable expenses, mainly for tank cleanings at our Piney Point terminal and expenses associated with our atmospheric distillation unit at our St. Eustatius terminal. Reimbursable expenses are charged back to our customers and are offset by an increase in reimbursable revenues;

•	an increase of $3.5 million in other operating expenses mainly due to rectifying a contaminated tank at our St. Eustatius terminal; and

•	an increase of $1.9 million in internal overhead expense primarily as a result of fewer capital projects.
Depreciation and amortization expense increased $5.3 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to the completion of the St. James terminal unit train and tank expansion projects.
The asset impairment loss of $2.1 million for the year ended December 31, 2012 represents the write-down of the carrying value of one of our terminals due to changing market conditions that reduced the estimated cash flows for that terminal.
Pipeline
Revenues increased $28.9 million and throughputs increased 12,281 barrels per day for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to:

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

•	an increase in revenues of $1.3 million and an increase in throughputs of 8,590 barrels per day on crude oil pipelines serving the Ardmore refinery due to a turnaround and operational issues in 2011.
These increases in revenues and throughputs were partially offset by:

•	a decrease in revenues of $2.8 million and a decease in throughputs of 8,684 barrels per day on the Houston pipeline as it was being converted to new service; and

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
Fuels Marketing
Sales and cost of product sales decreased $369.3 million and $248.5 million, respectively, resulting in a decrease in total gross margin of $120.8 million for the year ended December 31, 2012, compared to the year ended December 31, 2011. The gross margin from the Asphalt Operations decreased $86.1 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, partly due to the deconsolidation of Asphalt JV on September 28, 2012. The gross margin decrease was also attributable to weak demand for asphalt, resulting in a decrease in volumes sold and a decrease in gross margin per barrel. The gross margin per barrel had decreased to $4.79 for the nine months ended September 30, 2012, compared to $7.49 for the twelve months ended December 31, 2011.
The gross margin from our fuels marketing operations decreased $34.7 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, mainly due to rising costs, which outpaced rising sales prices, and hedge losses associated with fuel oil sales. In addition, the gross margin from bunker fuel sales decreased as a result of a decrease in the gross margin per barrel, despite an increase in volumes sold. We reduced the scope of our bunker fuel operations in 2012 by liquidating our inventory and exiting two markets where results had been weak, which contributed to the decrease in gross margin for bunker fuel sales. Furthermore, during the second quarter of 2012, crude oil prices fell sharply, causing a similar decline in prices for our fuel oil and bunker fuel. During this period of declining prices, we did not hedge our fuel oil and bunker fuel inventories, and the gross margin earned for sales of those products declined significantly.
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
Depreciation and amortization expense decreased $9.7 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, as a result of reclassifying depreciable assets related to the Asphalt Operations to “Assets held for sale” on the consolidated balance sheet and discontinuing depreciation of these assets as of June 30, 2012.
The asset impairment loss of $266.4 million for year ended December 31, 2012 represents the write-down of the carrying value of our long-lived assets related to the Asphalt Operations, including fixed assets, goodwill, intangible assets and other long-term assets, in the second quarter of 2012.
Consolidation and Intersegment Eliminations
Revenue, cost of product sales and operating expense eliminations primarily relate to storage and transportation fees charged to the fuels marketing segment by the pipeline and storage segments.

General
The other asset impairment loss of $3.3 million for the year ended December 31, 2012 represented the write-down of the carrying value of certain corporate assets we sold in 2013.
The gain on legal settlement of $28.7 million for the year ended December 31, 2012 represents the settlement of a legal matter in the second quarter of 2012.
For the year ended December 31, 2012, we recorded equity in loss of joint ventures of $9.4 million, compared to equity in earnings of joint ventures of $11.5 million for the year ended December 31, 2011, primarily due to a $16.1 million loss resulting from our investment in Asphalt JV for the year ended December 31, 2012.
Interest expense, net increased $9.0 million for the year ended December 31, 2012, compared to the year ended December 31, 2011. We had reduced benefits from interest rate swaps for the year ended December 31, 2012, compared to the year ended December 31, 2011, as we had fewer fixed-to-floating interest rate swaps in 2012 compared to 2011, and in February 2012, we began recognizing the interest expense related to terminated forward-starting interest rate swap agreements. In addition, we incurred higher interest rates and letter of credit fees on the new $1.5 billion five-year revolving credit agreement (the 2012 Revolving Credit Agreement).
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
Other expense, net increased $21.1 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, mainly due to a $23.8 million loss associated with the deconsolidation of Asphalt JV in September 2012. For the year ended December 31, 2011, other expense, net included $5.0 million in costs associated with the early termination of a third-party storage agreement at the Paulsboro, New Jersey asphalt refinery and a contingent loss adjustment of $3.3 million related to a legal settlement.
Income tax expense increased $5.9 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, mainly due to tax expense of $10.1 million related to the $28.7 million gain on legal settlement recognized in the second quarter of 2012, which was partially offset by lower taxable income.
For the year ended December 31, 2012, we recorded a loss from discontinued operations of $61.2 million, compared to income from discontinued operations of $2.9 million for the year ended December 31, 2011, which is mainly attributable to the San Antonio Refinery. The gross margin from the San Antonio Refinery decreased $58.8 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, mainly due to hedge losses and falling sales prices coupled with higher weighted-average costs, which resulted in an overall negative gross margin.
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

TRENDS AND OUTLOOK
Strategic Redirection and Its Impact
In 2012, we embarked on a strategic redirection. The first goal of the strategic redirection was to focus on our core, fee-based businesses, storage and pipelines. The second goal was to reduce earnings volatility and working capital requirements stemming from the fuels marketing segment. Since then, we have made significant progress on our first goal through the development of a number of internal growth projects, as well as the TexStar Asset Acquisition in December 2012. We have achieved our second goal by selling a 50% ownership interest in our asphalt business in September 2012, which allowed us to deconsolidate the results of our remaining interest in those operations, selling the San Antonio Refinery in January 2013 and divesting of our remaining 50% ownership interest in Asphalt JV in February 2014.

These changes have moved us in the right direction, and, in 2014, we are working to execute and build on our strategy, through focusing on our in-progress and planned pipeline and storage capital projects and also identifying additional opportunities for internal growth or synergistic acquisitions.

Storage Segment
We expect our storage segment to benefit from the completion of a second rail-car offloading facility at our St. James, Louisiana terminal in the fourth quarter of 2013 and from additional storage throughputs associated with the completion of Eagle Ford Shale projects.

However, continued backwardation of the forward pricing curve has resulted in reduced demand for storage at certain of our terminal locations. The reduced demand is putting downward pressure on storage rates in certain markets as some of our storage contracts come up for renewal, thus negatively affecting our earnings. In addition, we expect the segment to be impacted by lower profit sharing on our unit train at our St. James, Louisiana terminal resulting from the narrowing of the LLS to WTI spread. Although we expect earnings for the first quarter of 2014 to be lower than the same period of 2013, the full-year earnings for 2014 are expected to be comparable to 2013, excluding the non-cash charges in 2013.

Pipeline Segment
We expect that our pipeline segment earnings for the first quarter and full year of 2014 will exceed comparable periods in 2013, mainly due to higher throughputs resulting from our Eagle Ford Shale project completed in August 2013. Recently, we expanded our private dock at our Corpus Christi crude storage tank facility, and the increased efficiency and capacity at that dock will, in turn, expand the system’s capability to ship additional barrels into Corpus Christi.

For the remainder of the year, we also expect to benefit from a pipeline expansion project that should be completed in the second quarter of 2014, as well as the July 1, 2013 tariff increase on pipelines regulated by the Federal Energy Regulatory Commission.

Fuels Marketing Segment
We expect that first quarter 2014 results for our remaining fuels marketing business will improve over the same period in 2013, primarily due to higher projected earnings from our bunker fuel operations.  Last year, during the third quarter, we entered into a new bunker fuel supply agreement, which reduced our working capital requirements and allowed us to reduce operating costs. We expect to continue to reduce both working capital and costs for this segment during first quarter of 2014.  Overall, we expect the full year 2014 results in this segment to exceed 2013 results. However, earnings in this segment, as in any margin-based business, are subject to many factors that can raise or lower margins, which may cause the segment’s actual results to vary significantly from our forecast. For the full year 2014, we expect our fuels marketing segment to constitute approximately 5% of total segment operating income.

Our outlook for the partnership may change as it is based on our continuing evaluation of a number of factors, including factors outside our control, such as the price of crude oil, the state of the economy and changes to refinery maintenance schedules, that affect demand for crude oil, refined products and ammonia, as well as demand for our storage and transportation services. Please see Item 1A. “Risk Factors” for further description of important risks affecting our operations.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Primary Cash Requirements. Our primary cash requirements are for distributions to our partners, working capital (including inventory purchases), debt service, capital expenditures, including reliability capital, a financing agreement with Asphalt JV, acquisitions and operating expenses.

Our partnership agreement requires that we distribute all “Available Cash” to our partners each quarter, and this term is defined in the partnership agreement as cash on hand at the end of the quarter, plus certain permitted borrowings made subsequent to the end of the quarter, less cash reserves determined by our board of directors.

Sources of Funds. Each year, we work to fund our annual total operating expenses, interest expense, reliability capital expenditures and distribution requirements with our net cash provided by operating activities during that year. If we do not generate sufficient cash from operations to meet those requirements, we utilize other sources of cash flow, which in the past have included borrowings under the 2012 Revolving Credit Agreement, sales of non-strategic assets and, to the extent necessary, funds raised through equity or debt offerings under our shelf registration statements. Additionally, we typically fund our strategic capital expenditures from external sources, primarily borrowings under the 2012 Revolving Credit Agreement or funds raised through equity or debt offerings. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control. Our risk factors in Item 1A. “Risk Factors” describe the risks inherent to these sources of funding and the availability thereof.

During periods that our cash flow from operations is less than our distribution and reliability capital requirements, we may maintain our distribution level because we can utilize other sources of Available Cash, as provided in our partnership agreement, including borrowing under the 2012 Revolving Credit Agreement and the proceeds from the sales of assets. Our risk factors in Item 1A. “Risk Factors” describe the risks inherent in our ability to maintain or grow the distribution.

Cash Requirements and Sources in 2012 and 2011. For the years ended December 31, 2012 and 2011, we did not generate sufficient cash from operations to exceed our distribution and reliability capital requirements. Those shortfalls in cash from operations in 2012 and 2011 resulted primarily from our fuels marketing segment. Our 2011 acquisition of the San Antonio refinery, along with expansion in other aspects of the segment, significantly increased our working capital requirements, which in turn reduced our net cash provided by operating activities during that fiscal year. In 2012, poor margins in the segment drove our earnings down sharply and again reduced our net cash provided by operating activities below our distribution and reliability capital requirements.

Cash Requirements and Sources in 2014 and 2013. For the year ended December 31, 2013, our cash flow from operations was sufficient to cover our distributions to our partners and our reliability capital expenditures, mainly due to our strategic redirection discussed previously in the Trends and Outlook section. For 2014, we currently expect to produce cash from operations in excess of our distribution. We also expect to fund our reliability capital expenditures with cash from operations as well as from other sources of liquidity as described below.
Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$485,219	$299,203	$94,468
Investing activities	(310,961)	(345,800)	(443,254)
Financing activities	(149,350)	110,669	186,721
Effect of foreign exchange rate changes on cash	(7,767)	2,033	(1,559)
Net increase (decrease) in cash and cash equivalents	$17,141	$66,105	$(163,624)
Net cash provided by operating activities for the year ended December 31, 2013 was $485.2 million, compared to $299.2 million for the year ended December 31, 2012, or an increase of $186.0 million. For the year ended December 31, 2013, we reported a net loss of $284.7 million, which included $407.0 million of non-cash goodwill and asset impairment charges, while the net loss for the year ended December 31, 2012 of $227.2 million included $271.8 million of non-cash asset impairment charges. Equity in loss of joint ventures increased to $40.0 million for the year ended December 31, 2013, compared to $9.4 million for the year ended December 31, 2012, mainly due to losses from our investment in Asphalt JV. Changes in working capital provided cash flow of $112.8 million for the year ended December 31, 2013, compared to $90.2 million for the year ended December 31, 2012. Please refer to the Working Capital Requirements section below for a discussion of the changes in working capital.
For the year ended December 31, 2013, net cash provided by operating activities exceeded our distribution requirements and reliability capital expenditures. Proceeds from the San Antonio Refinery Sale and proceeds from long-term debt borrowings, net of repayments, combined with net cash provided by operating activities, were used to fund our strategic capital expenditures and advances to Asphalt JV under the NuStar JV Facility.
In connection with the Asphalt Sale, we agreed to provide Asphalt JV with an unsecured revolving credit facility in an aggregate principal amount not to exceed $250.0 million for a term of seven years (the NuStar JV Facility), and to provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million. The NuStar JV Facility is used to fund working capital and general corporate needs of Asphalt JV. During the year ended December 31, 2013, we advanced $81.0 million, net of repayments, to Asphalt JV under the NuStar JV Facility.
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
Revolving Credit Agreement
NuStar Logistics is a party to the 2012 Revolving Credit Agreement, which includes the ability to borrow up to the equivalent of $250.0 million in Euros. On December 4, 2013, we amended the 2012 Revolving Credit Agreement to add the ability to borrow up to the equivalent of $250.0 million in British Pounds Sterling. The 2012 Revolving Credit Agreement matures on May 2, 2017. Obligations under the 2012 Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. NuPOP will be released from its guarantee of the 2012 Revolving Credit Agreement when it no longer guarantees NuStar Logistics’ public debt instruments.
The 2012 Revolving Credit Agreement contains customary restrictive covenants, including requiring us to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2012 Revolving Credit Agreement) not to exceed 5.00-to-1.00. If we consummate an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00 for two rolling periods. The 2012 Revolving Credit Agreement permits unlimited investments in joint ventures and unconsolidated subsidiaries, provided that no default exists, but limits the amount of cash distributions for such joint ventures and unconsolidated subsidiaries included in the calculation of the consolidated debt coverage ratio to 20% of consolidated EBITDA. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the 2012 Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of December 31, 2013, our consolidated debt coverage ratio was 4.4x, and we had $829.3 million available for borrowing.
Letters of credit issued under our 2012 Revolving Credit Agreement totaled $167.6 million as of December 31, 2013. Letters of credit are limited to $750.0 million and also may restrict the amount we can borrow under the 2012 Revolving Credit Agreement.

Please refer to Note 14 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of our long-term debt agreements.
Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued Revenue Bonds (NuStar Logistics, L.P. Project) Series 2008, Series 2010, Series 2010A, Series 2010B and Series 2011 associated with our St. James terminal expansion pursuant to the Gulf Opportunity Zone Act of 2005 (collectively, the Gulf Opportunity Zone Revenue Bonds). The interest rates on these bonds are based on a weekly tax-exempt bond market interest rate, and interest is paid monthly. Following the issuance, the proceeds were deposited with a trustee and are disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansion. The amount remaining in trust is included in “Other long-term assets, net,” and the amount of bonds issued is included in “Long-term debt, less current portion” in our consolidated balance sheets.
NuStar Logistics is solely obligated to service the principal and interest payments associated with the Gulf Opportunity Zone Revenue Bonds. Letters of credit were issued on our behalf to guarantee the payment of interest and principal on the bonds. All letters of credit rank equally with existing senior unsecured indebtedness of NuStar Logistics. The letters of credit issued by individual banks do not restrict the amount we can borrow under the 2012 Revolving Credit Agreement.
The following table summarizes the Gulf Opportunity Zone Revenue Bonds outstanding as of December 31, 2013:

Date Issued	Maturity Date	Amount Outstanding	Amount of Letter of Credit		Amount Received from Trustee	Amount Remaining in Trust	Average Annual Interest Rate
		(Thousands of Dollars)
June 26, 2008	June 1, 2038	$55,440	$56,169		$55,440	$—	0.10%
July 15, 2010	July 1, 2040	100,000	101,315		100,000	—	0.10%
October 7, 2010	October 1, 2040	50,000	50,658	(a)	24,580	25,420	0.11%
December 29, 2010	December 1, 2040	85,000	86,118	(a)	26,924	58,076	0.11%
August 29, 2011	August 1, 2041	75,000	75,986		75,000	—	0.10%
	Total	$365,440	$370,246		$281,944	$83,496

(a)	Letters of credit issued under the 2012 Revolving Credit Agreement.
Shelf Registration Statements
On June 18, 2013, the Securities and Exchange Commission declared effective our shelf registration statement on Form S-3, which permits us to offer and sell various types of securities, including NuStar Energy common units and debt securities of NuStar Logistics and NuPOP.

We also have a shelf registration statement that became effective on April 29, 2011 that permits us to sell various types of securities, including NuStar Energy common units and debt securities of NuStar Logistics and NuPOP, having an aggregate value of up to $200.0 million.
Issuance of Debt
On August 19, 2013, NuStar Logistics issued $300.0 million of 6.75% senior notes due February 1, 2021 (the 6.75% Senior Notes). We received proceeds of approximately $296.0 million, net of the underwriters’ discount and deferred issuance costs of $4.0 million, which we used for general partnership purposes, including repayment of outstanding borrowings under our 2012 Revolving Credit Agreement. The interest on the 6.75% Senior Notes is payable semi-annually in arrears on February 1 and August 1 of each year beginning on February 1, 2014.
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

On February 2, 2012, NuStar Logistics issued $250.0 million of 4.75% senior notes due February 1, 2022. The net proceeds of $247.4 million were used to repay the outstanding principal amount of NuPOP’s $250.0 million 7.75% senior notes due February 15, 2012. The interest on the 4.75% senior notes is payable semi-annually in arrears on February 1 and August 1 of each year beginning on August 1, 2012.
Please refer to Note 14 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of our debt agreements.
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
On May 23, 2011, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Citigroup Global Markets Inc. (Citigroup). Under the Equity Distribution Agreement, we may from time to time sell an aggregate of up to $200.0 million NuStar Energy common units representing limited partner interests, using Citigroup as our sales agent. Sales of common units will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, in block transactions or as otherwise agreed by us and Citigroup. Under the terms of the Equity Distribution Agreement, we may also sell common units to Citigroup as principal for its own account at a price to be agreed upon at the time of sale. In September and October 2011, we sold 108,029 NuStar Energy common units under the Equity Distribution Agreement for net proceeds of $6.0 million, including a contribution of $0.1 million from our general partner to maintain its 2% general partner interest.
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

During the year ended December 31, 2013, our reliability capital expenditures totaled $41.3 million, primarily related to maintenance upgrade projects at our terminals. Strategic capital expenditures for the year ended December 31, 2013 totaled $302.0 million and were primarily related to projects in the Eagle Ford Shale region in South Texas and projects at our St. James, Louisiana terminal.
For 2014, we expect to incur approximately $405.0 million to $435.0 million of capital expenditures, including approximately $35.0 million to $45.0 million for reliability capital expenditures and $370.0 million to $390.0 million for strategic capital expenditures, not including acquisitions. We continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2014 may increase or decrease from the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2014, and our internal growth projects can be accelerated or scaled back depending on the condition of the capital markets.
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
Within working capital, inventories decreased $32.0 million during the year ended December 31, 2013, primarily as a result of a new bunker fuel supply agreement that reduced the inventory carried in our St. Eustatius bunker fuel operations. In addition, accounts receivable decreased $107.2 million and accounts payable decreased $96.3 million during the year ended December 31, 2013, primarily due to less crude oil trading and bunker fuel operations activity in 2013 and the San Antonio Refinery Sale. Accounts payable also decreased due to timing of payments for crude oil purchases related to Asphalt JV, which corresponds with the decrease in the receivable from related parties of $58.7 million during the year ended December 31, 2013. The Asphalt JV Crude Oil Supply Agreement terminated effective January 1, 2014. Please refer to Note 19 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data” for a detailed discussion of our other related party transactions with Asphalt JV.
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

The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$7,844	$7,486	$6,630
General partner incentive distribution	43,220	41,242	36,326
Total general partner distribution	51,064	48,728	42,956
Limited partners’ distribution	341,140	325,526	288,550
Total cash distributions	$392,204	$374,254	$331,506

Cash distributions per unit applicable to limited partners	$4.380	$4.380	$4.360
Actual distribution payments are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions (Thousands of Dollars)	Record Date	Payment Date
December 31, 2013 (a)	$1.095	$98,051	February 10, 2014	February 14, 2014
September 30, 2013	$1.095	$98,051	November 11, 2013	November 14, 2013
June 30, 2013	$1.095	$98,051	August 5, 2013	August 9, 2013
March 31, 2013	$1.095	$98,051	May 6, 2013	May 10, 2013

(a)	The distribution was announced on January 30, 2014.

Debt Obligations
As of December 31, 2013, we were a party to the following debt agreements:

•	the 2012 Revolving Credit Agreement due May 2, 2017, with a balance of $503.0 million as of December 31, 2013;

•
NuStar Logistics’: 7.65% senior notes due April 15, 2018 with a face value of $350.0 million; 4.80% senior notes due September 1, 2020 with a face value of $450.0 million; 6.75% senior notes due February 1, 2021 with a face value of $300.0 million; 4.75% senior notes due February 1, 2022 with a face value of $250.0 million; and 7.625% subordinated notes due January 15, 2043 with a face value of $402.5 million; and

•	NuStar Logistics’ $365.4 million Gulf Opportunity Zone Revenue Bonds due from 2038 to 2041.
In February 2013, we repaid the remaining principal balance of $0.6 million on our $12.0 million note payable due to the Port of Corpus Christi Authority of Nueces County, Texas. We also repaid NuStar Logistics’ $229.9 million of 6.05% senior notes due March 15, 2013, NuPOP’s $250.0 million of 5.875% senior notes due June 1, 2013, and NuStar Terminals Limited’s £21 million amended and restated term loan, which matured on December 10, 2013, with borrowings under our 2012 Revolving Credit Agreement.
Management believes that, as of December 31, 2013, we are in compliance with all ratios and covenants of the 2012 Revolving Credit Agreement. Our other long-term debt obligations do not contain any financial covenants that differ from those contained in the 2012 Revolving Credit Agreement. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments. Please refer to Note 14 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of our debt agreements.
Credit Ratings
The following table reflects the current outlook and ratings that have been assigned to the debt of our wholly owned subsidiaries:

	Standard & Poor’s Ratings Services	Moody’s Investor Service Inc.	Fitch, Inc.

Ratings	BB+	Ba1	BB
Outlook	Stable	Negative	Stable
In January 2013, Moody’s Investor Service Inc. lowered our credit rating to Ba1 from Baa3. This downgrade caused the interest rates on the 2012 Revolving Credit Agreement and NuStar Logistics’ $350.0 million of 7.65% senior notes due 2018 to increase by 0.375% and 0.25%, respectively, effective January 2013. We may also be required to provide additional credit support for certain contracts, although as of December 31, 2013, we have not been required to provide any additional credit support.
Interest Rate Swaps
As of December 31, 2012, we were a party to forward-starting swap agreements for the purpose of hedging interest rate risk. In connection with the maturity of the 6.05% senior notes due March 15, 2013 and 5.875% senior notes due June 1, 2013, we terminated forward-starting interest rate swap agreements with an aggregate notional amount of $275.0 million and paid $33.7 million in connection with the terminations. We had no interest rate swaps as of December 31, 2013. Please refer to Note 2 and Note 18 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion on our interest rate swaps.
Long-Term Contractual Obligations
The following table presents our long-term contractual obligations and commitments and the related payments due, in total and by period, as of December 31, 2013:

	Payments Due by Period
	2014	2015	2016	2017	2018	Thereafter	Total
	(Thousands of Dollars)
Long-term debt maturities	$—	$—	$—	$503,036	$350,000	$1,767,940	$2,620,976
Interest payments	130,307	130,307	130,307	123,414	116,103	1,374,244	2,004,682
Operating leases	30,300	24,886	21,274	18,954	16,980	80,090	192,484
Purchase obligations	8,571	5,108	3,841	694	216	—	18,430

The interest payments calculated for our variable-rate debt are based on the outstanding borrowings and the interest rate as of December 31, 2013. The interest payments on our fixed-rate debt are based on the stated interest rates, the outstanding balances as of December 31, 2013 and interest payment dates.
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
On November 6, 2013, we came to a mutual agreement with PDVSA-Petróleo S.A. (PDVSA) to terminate that certain Crude
Oil Sales Agreement dated effective as of March 1, 2008 (the CSA). The termination was effective January 1, 2014, and in connection therewith, we also terminated our crude oil supply agreement with Asphalt JV effective January 1, 2014. See Note 19 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a discussion of our crude oil supply agreement with Asphalt JV.
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
The balance of and changes in our accruals for environmental matters as of and for the years ended December 31, 2013 and 2012 are included in Note 15 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data.” We believe that we have adequately accrued for our environmental exposures.
Contingencies
We are subject to certain loss contingencies, the outcomes of which could have an adverse effect on our cash flows and results of operations, as further disclosed in Note 16 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data.”
RELATED PARTY TRANSACTIONS
The following table summarizes information pertaining to related party transactions:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
Revenues	$14,897	$1,990	$—
Operating expenses	$122,677	$133,654	$138,324
General and administrative expenses	$58,602	$62,490	$66,220
Interest income	$6,113	$1,219	$—
Revenues included in discontinued operations, net of tax	$3,720	$3,390	$1,039
Expenses included in discontinued operations, net of tax	$6,051	$14,328	$12,238
NuStar GP, LLC
Our operations are managed by NuStar GP, LLC, the general partner of our general partner. Under the services agreement described below, employees of NuStar GP, LLC provide services to both NuStar Energy and NuStar GP Holdings; therefore, we reimburse NuStar GP, LLC for all costs related to its employees, other than costs associated with NuStar GP Holdings.
NuStar Energy and NuStar GP, LLC entered into a services agreement effective January 1, 2008 (the GP Services Agreement). On July 19, 2006, we entered into a non-compete agreement with NuStar GP Holdings, Riverwalk Logistics, L.P., and NuStar GP, LLC effective on December 22, 2006 (the Non-Compete Agreement). Please refer to Note 19 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of agreements with NuStar GP Holdings.
We had a payable to NuStar GP, LLC of $8.3 million and $1.4 million as of December 31, 2013 and 2012, respectively, with both amounts representing payroll, employee benefit plan expenses and unit-based compensation. We also had a long-term payable to NuStar GP, LLC as of December 31, 2013 and 2012 of $41.1 million and $18.1 million, respectively, for amounts payable for retiree medical benefits and other post-employment benefits.
Asphalt JV
In connection with the Asphalt Sale, we provided an unsecured revolving credit facility that will be available to fund working capital needs and for general purposes of Asphalt JV in an aggregate principal amount not to exceed $250.0 million for a term of seven years. The NuStar JV Facility matures on September 28, 2019 and bears interest based on either an alternative base rate or a LIBOR-based rate. We recognize interest income over the term of the facility in “Interest income from related party” on the consolidated statements of income. As of December 31, 2013, the interest rate was 3.2%. On December 31, 2013, the face value of our note receivable from Asphalt JV totaled $176.7 million.
In addition, during the term of the NuStar JV Facility, we will provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million. As of December 31, 2013, we provided guarantees for commodity purchases, lease obligations and certain utilities for Asphalt JV with a maximum potential exposure of $79.7 million, plus two guarantees to suppliers that do not specify a maximum amount, but for which we believe any amounts due would be minimal. A majority of the guarantees were in existence prior to the Asphalt Sale and have no expiration date. In the event we are obligated to perform under these guarantees, that amount paid by us will be added to borrowings under the NuStar JV Facility, but it will not reduce the availability under the NuStar Facility.
Also, as of December 31, 2013, we had a receivable from Asphalt JV of $50.7 million mainly associated with crude oil sales under our crude oil supply agreement with Asphalt JV. Please refer to Note 19 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data” for a detailed discussion of our other related party transactions with Asphalt JV.
In February 2014, we divested of our remaining 50% ownership interest in Asphalt JV. See Note 29 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”for additional discussion.

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
Impairment of Long-Lived Assets
We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We evaluate recoverability using undiscounted estimated net cash flows generated by the related asset or asset group. If the results of that evaluation indicate that the undiscounted cash flows are less than the carrying amount of the asset (i.e, the asset is not recoverable) we perform an impairment analysis. If our intent is to hold the asset for continued use, we determine the amount of impairment as the amount by which the net carrying value exceeds its fair value. If our intent is to sell the asset, and the criteria required to classify an asset as held for sale are met, we determine the amount of impairment as the amount by which the net carrying amount exceeds its fair value less costs to sell.
Impairment of Goodwill
We perform an assessment of goodwill annually or more frequently if events or changes in circumstances warrant. Our qualitative annual assessment includes, among other things, industry and market considerations, overall financial performance, other entity-specific events and events affecting individual reporting units. If after assessing the totality of events or circumstances for each reporting unit, we determine that it is more likely than not that the carrying value exceeds its fair value, then we perform an impairment test for that reporting unit.

We assess goodwill, and, if necessary, measure impairment for each reporting unit to which goodwill has been allocated, consisting of the following:

•	crude oil pipelines;

•	refined product pipelines;

•	refined product terminals, excluding our St. Eustatius and Point Tupper facilities;

•	St. Eustatius and Point Tupper terminal operations; and

•	bunkering activity at our St. Eustatius and Point Tupper facilities.
We recognize an impairment of goodwill if the estimated fair value of goodwill exceeds its carrying value. In order to estimate the fair value of goodwill, management must make certain estimates and assumptions that affect the total fair value of the reporting unit including, among other things, an assessment of market conditions, projected cash flows, discount rates and growth rates. Management’s estimates of projected cash flows related to the reporting unit include, but are not limited to, future earnings of the reporting unit, assumptions about the use or disposition of the asset, estimated remaining life of the asset, and future expenditures necessary to maintain the asset’s existing service potential.

We calculate the estimated fair value of each of our reporting units using a weighted-average of values calculated using an income approach and a market approach. The income approach involves estimating the fair value of each reporting unit by discounting its estimated future cash flows using a discount rate, consistent with a market participant’s assumption. The market approach bases the fair value measurement on information obtained from observed stock prices of public companies and recent merger and acquisition transaction data of comparable entities.
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
Environmental Liabilities
Environmental remediation costs are expensed and an associated accrual is established when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. These environmental obligations are based on estimates of probable undiscounted future costs over a 20-year time period using currently available technology and applying current regulations, as well as our own internal environmental policies. The environmental liabilities have not been reduced by possible recoveries from third parties. Environmental costs include initial site surveys, costs for remediation and restoration and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Environmental liabilities are difficult to assess and estimate due to unknown factors, such as the timing and extent of remediation, the determination of our liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental laws and regulations may change in the future. We believe that we have adequately accrued for our environmental exposures.
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
Interest Rate Risk
We manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, we have utilized forward-starting interest rate swap agreements to lock in the rate on the interest payments related to forecasted debt issuances. We have also entered into fixed-to-floating interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt. Borrowings under the 2012 Revolving Credit Agreement and the Gulf Opportunity Zone Revenue Bonds expose us to increases in applicable interest rates.

In connection with the maturity of the 6.05% senior notes due March 15, 2013 and 5.875% senior notes due June 1, 2013, we terminated forward-starting interest rate swap agreements with an aggregate notional amount of $275.0 million. As a result, we had no forward-starting interest rate swaps outstanding as of December 31, 2013. During 2012, we terminated all of our outstanding fixed-to-floating interest rate swap agreements, which had an aggregate notional amount of $470.0 million. We had no fixed-to-floating interest rate swaps as of December 31, 2013 and 2012. Please refer to Note 2 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data” for a more detailed discussion of our interest rate swaps.

The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt.

	December 31, 2013
	Expected Maturity Dates
	2014	2015	2016	2017	2018	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$—	$—	$—	$—	$350,000	$1,402,500	$1,752,500	$1,767,759
Weighted-average interest rate	—	—	—	—	8.2%	6.0%	6.4%
Variable rate	$—	$—	$—	$503,036	$—	$365,440	$868,476	$868,975
Weighted-average interest rate	—	—	—	2.2%	—	0.1%	1.3%

	December 31, 2012
	Expected Maturity Dates
	2013	2014	2015	2016	2017	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$514,651	$—	$—	$—	$—	$1,050,000	$1,564,651	$1,601,985
Weighted-average interest rate	5.7%	—	—	—	—	5.8%	5.8%
Variable rate	$—	$—	$—	$—	$440,330	$365,440	$805,770	$775,135
Weighted-average interest rate	—	—	—	—	1.9%	0.1%	1.1%

Commodity Price Risk
Since the operations of our fuels marketing segment expose us to commodity price risk, we use derivative instruments to attempt to mitigate the effects of commodity price fluctuations. The derivative instruments we use consist primarily of commodity futures and swap contracts. Please refer to our derivative financial instruments accounting policy in Note 2 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data” for further information.
We have a risk management committee that oversees our trading policies and procedures and certain aspects of risk management. Our risk management committee also reviews all new risk management strategies in accordance with our risk management policy, which was approved by our board of directors.
The commodity contracts disclosed below represent only those contracts exposed to commodity price risk at the end of the period. Please refer to Note 18 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplemental Data” for the volume and related fair value of all commodity contracts.

	December 31, 2013
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	7	$128.38	N/A	$3
Futures – short:
(refined products)	40	N/A	$124.50	$(170)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	245	$95.67	N/A	$682
Futures – short:
(crude oil and refined products)	179	N/A	$115.09	$(200)
Swaps – long:
(refined products)	95	$92.39	N/A	$(76)
Swaps – short:
(refined products)	1,377	N/A	$91.18	$(522)
Forward purchase contracts:
(crude oil)	1,015	$97.79	N/A	$3,171
Forward sales contracts:
(crude oil)	1,015	N/A	$98.39	$(2,561)

Total fair value of open positions exposed to commodity price risk				$327

	December 31, 2012
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	10	$127.47	N/A	$(1)
Futures – short:
(refined products)	55	N/A	$127.99	$36
Swaps – long:
(refined products)	11	$97.76	N/A	$2
Swaps – short:
(refined products)	36	N/A	$96.58	$(51)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	88	$97.60	N/A	$202
Futures – short:
(crude oil and refined products)	94	N/A	$100.13	$(142)
Swaps – long:
(crude oil and refined products)	5,196	$93.75	N/A	$(2,329)
Swaps – short:
(crude oil and refined products)	6,952	N/A	$94.43	$(2,033)
Forward purchase contracts:
(crude oil)	2,998	$100.03	N/A	$12,574
Forward sales contracts:
(crude oil)	2,998	N/A	$99.68	$(9,365)

Total fair value of open positions exposed to commodity price risk				$(1,107)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of NuStar Energy L.P’s internal control over financial reporting as of December 31, 2013. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, management believes that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The effectiveness of internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K. KPMG LLP’s attestation on the effectiveness of our internal control over financial reporting appears on page 62.

Report of Independent Registered Public Accounting Firm
The Board of Directors of NuStar GP, LLC
and Unitholders of NuStar Energy L.P.:
We have audited the accompanying consolidated balance sheets of NuStar Energy L.P. (a Delaware limited partnership) and subsidiaries (the Partnership) as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income (loss), partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuStar Energy L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuStar Energy L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
/s/ KPMG LLP
San Antonio, Texas
March 3, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors of NuStar GP, LLC
and Unitholders of NuStar Energy L.P.:
We have audited NuStar Energy L.P. (a Delaware limited partnership) and subsidiaries’ (the Partnership’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, NuStar Energy L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuStar Energy L.P. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income (loss), partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
San Antonio, Texas
March 3, 2014

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$100,743	$83,602
Accounts receivable, net of allowance for doubtful accounts of $1,224 and $808 as of December 31, 2013 and 2012, respectively	281,310	387,943
Receivable from related parties	51,084	109,833
Inventories	138,147	173,228
Income tax receivable	826	1,265
Other current assets	39,452	65,238
Assets held for sale	21,987	118,334
Total current assets	633,549	939,443
Property, plant and equipment, at cost	4,500,837	4,287,859
Accumulated depreciation and amortization	(1,190,184)	(1,049,399)
Property, plant and equipment, net	3,310,653	3,238,460
Intangible assets, net	71,249	92,435
Goodwill	617,429	951,024
Investment in joint ventures	68,735	102,945
Deferred income tax asset	5,769	3,108
Note receivable from related party, net	165,440	95,711
Other long-term assets, net	159,362	189,963
Total assets	$5,032,186	$5,613,089
Liabilities and Partners’ Equity
Current liabilities:
Current portion of long-term debt	$—	$286,422
Accounts payable	298,751	397,633
Payable to related party	8,325	1,408
Accrued interest payable	33,113	23,741
Accrued liabilities	38,632	124,203
Taxes other than income tax	9,745	9,893
Income tax payable	4,006	2,671
Total current liabilities	392,572	845,971
Long-term debt, less current portion	2,655,553	2,124,582
Long-term payable to related party	41,139	18,071
Deferred income tax liability	27,350	32,114
Other long-term liabilities	11,778	7,356
Commitments and contingencies (Note 16)
Partners’ equity:
Limited partners (77,886,078 common units outstanding as of December 31, 2013 and 2012)	1,921,726	2,573,263
General partner	43,804	57,986
Accumulated other comprehensive loss	(63,394)	(58,865)
Total NuStar Energy L.P. partners’ equity	1,902,136	2,572,384
Noncontrolling interest	1,658	12,611
Total partners’ equity	1,903,794	2,584,995
Total liabilities and partners’ equity	$5,032,186	$5,613,089
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Service revenues	$938,138	$870,157	$820,623
Product sales	2,525,594	5,075,579	5,437,006
Total revenues	3,463,732	5,945,736	6,257,629
Costs and expenses:
Cost of product sales	2,453,997	4,930,174	5,175,710
Operating expenses:
Third parties	331,719	392,491	367,889
Related party	122,677	133,654	138,324
Total operating expenses	454,396	526,145	506,213
General and administrative expenses:
Third parties	32,484	42,266	36,830
Related party	58,602	62,490	66,220
Total general and administrative expenses	91,086	104,756	103,050
Depreciation and amortization expense	178,921	159,789	161,773
Goodwill impairment loss	304,453	22,132	—
Asset impairment loss	—	249,646	—
Gain on legal settlement	—	(28,738)	—
Total costs and expenses	3,482,853	5,963,904	5,946,746
Operating (loss) income	(19,121)	(18,168)	310,883
Equity in (loss) earnings of joint ventures	(39,970)	(9,378)	11,458
Interest expense, net	(127,119)	(90,535)	(81,539)
Interest income from related party	6,113	1,219	—
Other income (expense), net	7,341	(24,689)	(3,573)
(Loss) income from continuing operations before income tax expense	(172,756)	(141,551)	237,229
Income tax expense	12,753	24,450	18,555
(Loss) income from continuing operations	(185,509)	(166,001)	218,674
(Loss) income from discontinued operations, net of tax	(99,162)	(61,236)	2,927
Net (loss) income	(284,671)	(227,237)	221,601
Less (loss) income attributable to noncontrolling interest	(10,901)	(621)	140
Net (loss) income attributable to NuStar Energy L.P.	$(273,770)	$(226,616)	$221,461
Net (loss) income per unit applicable to limited partners:
Continuing operations	$(2.89)	$(2.79)	$2.74
Discontinued operations	(1.11)	(0.82)	$0.04
Total (Note 23)	$(4.00)	$(3.61)	$2.78
Weighted-average limited partner units outstanding	77,886,078	72,957,417	65,018,301
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of Dollars)

	Year Ended December 31,
	2013	2012	2011
Net (loss) income	$(284,671)	$(227,237)	$221,601

Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income tax expense of $0, $414 and $458	(19,364)	10,677	(18,431)
Net unrealized gain (loss) on cash flow hedges	7,213	(94,269)	(53,452)
Net loss (gain) reclassified into income on cash flow hedges	7,570	53,232	(5,030)
Total other comprehensive loss	(4,581)	(30,360)	(76,913)

Comprehensive (loss) income	(289,252)	(257,597)	144,688
Less comprehensive (loss) income attributable to noncontrolling interest	(10,953)	477	(2,866)
Comprehensive (loss) income attributable to NuStar Energy L.P.	$(278,299)	$(258,074)	$147,554
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(284,671)	$(227,237)	$221,601
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	184,363	170,651	168,286
Amortization of debt related items	4,329	(7,016)	(12,392)
Loss (gain) on sale or disposition of assets	(7,829)	26,902	(262)
Asset and goodwill impairment loss	406,982	271,778	—
Gain on legal settlement	—	(28,738)	—
Deferred income tax (benefit) expense	(6,739)	1,542	4,351
Equity in loss (earnings) of joint ventures	39,970	9,378	(11,458)
Distributions of equity in earnings of joint ventures	7,956	6,364	14,374
Changes in current assets and current liabilities (Note 24)	112,776	90,247	(265,453)
Other, net	28,082	(14,668)	(24,579)
Net cash provided by operating activities	485,219	299,203	94,468
Cash Flows from Investing Activities:
Capital expenditures	(343,320)	(410,595)	(335,660)
Change in accounts payable related to capital expenditures	(5,384)	—	—
Acquisitions	—	(315,810)	(100,690)
Investment in other long-term assets	—	(2,610)	(8,990)
Proceeds from sale or disposition of assets	119,006	478,926	2,086
Increase in note receivable from related party	(80,961)	(95,711)	—
Other, net	(302)	—	—
Net cash used in investing activities	(310,961)	(345,800)	(443,254)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	1,738,451	2,549,145	915,749
Proceeds from short-term debt borrowings	—	71,880	33,800
Proceeds from note offering, net of issuance costs	686,863	247,398	—
Long-term debt repayments	(2,150,743)	(2,648,475)	(768,150)
Short-term debt repayments	—	(71,880)	(33,800)
Proceeds from issuance of common units, net of issuance costs	—	336,415	317,285
Contributions from general partner	—	7,121	6,708
Distributions to unitholders and general partner	(392,204)	(365,279)	(322,046)
(Payments for) proceeds from termination of interest rate swaps	(33,697)	(5,678)	33,433
Other, net	1,980	(9,978)	3,742
Net cash (used in) provided by financing activities	(149,350)	110,669	186,721
Effect of foreign exchange rate changes on cash	(7,767)	2,033	(1,559)
Net increase (decrease) in cash and cash equivalents	17,141	66,105	(163,624)
Cash and cash equivalents as of the beginning of the period	83,602	17,497	181,121
Cash and cash equivalents as of the end of the period	$100,743	$83,602	$17,497
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2013, 2012 and 2011
(Thousands of Dollars, Except Unit Data)

	Limited Partners		General Partner	Accumulated Other Comprehensive Income (Loss)	Total NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity
	Units	Amount
Balance as of January 1, 2011	64,610,549	$2,598,873	$57,327	$46,500	$2,702,700	$—	$2,702,700
Acquisition	—	—	—	—	—	15,000	15,000
Net income	—	181,439	40,022	—	221,461	140	221,601
Other comprehensive loss	—	—	—	(73,907)	(73,907)	(3,006)	(76,913)
Cash distributions to partners	—	(280,528)	(41,518)	—	(322,046)	—	(322,046)
Issuance of common units, including contribution from general partner	6,145,529	317,285	6,708	—	323,993	—	323,993
Balance as of December 31, 2011	70,756,078	2,817,069	62,539	(27,407)	2,852,201	12,134	2,864,335
Net (loss) income	—	(262,502)	35,886	—	(226,616)	(621)	(227,237)
Other comprehensive (loss) income	—	—	—	(31,458)	(31,458)	1,098	(30,360)
Cash distributions to partners	—	(317,719)	(47,560)	—	(365,279)	—	(365,279)
Issuance of common units, including contribution from general partner	7,130,000	336,739	7,121	—	343,860	—	343,860
Other	—	(324)	—	—	(324)	—	(324)
Balance as of December 31, 2012	77,886,078	2,573,263	57,986	(58,865)	2,572,384	12,611	2,584,995
Net (loss) income	—	(310,652)	36,882	—	(273,770)	(10,901)	(284,671)
Other comprehensive loss	—	—	—	(4,529)	(4,529)	(52)	(4,581)
Cash distributions to partners	—	(341,140)	(51,064)	—	(392,204)	—	(392,204)
Other	—	255	—	—	255	—	255
Balance as of December 31, 2013	77,886,078	$1,921,726	$43,804	$(63,394)	$1,902,136	$1,658	$1,903,794
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

1. ORGANIZATION AND OPERATIONS
Organization
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the terminalling and storage of petroleum products, the transportation of petroleum products and anhydrous ammonia, and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy L.P.,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 14.9% total interest in us as of December 31, 2013.
Operations
We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: storage, pipeline and fuels marketing.
Storage. We own terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey providing approximately 84.8 million barrels of storage capacity. Our terminals and storage facilities provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including crude oil and other feedstocks.
Pipeline. We own common carrier refined product pipelines in Texas, Oklahoma, Colorado, New Mexico, Kansas, Nebraska, Iowa, South Dakota, North Dakota and Minnesota covering approximately 5,463 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. The East and North Pipelines also include 21 terminals providing storage capacity of 4.9 million barrels, and the East Pipeline includes two tank farms providing storage capacity of 1.4 million barrels. In addition, we own a 2,000 mile anhydrous ammonia pipeline located in Louisiana, Arkansas, Missouri, Illinois, Indiana, Iowa and Nebraska. We also own 1,180 miles of crude oil pipelines in Texas, Oklahoma, Kansas, Colorado and Illinois, as well as associated crude oil terminal and storage facilities providing storage capacity of 3.4 million barrels in Texas and Oklahoma that are located along the crude oil pipelines. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in our ammonia pipeline.
Fuels Marketing. In 2013, we changed the name of the “Asphalt and Fuels Marketing” segment to the “Fuels Marketing” segment since this name more accurately reflects the operations that remain after our deconsolidation of NuStar Asphalt LLC in 2012 and the sale of our fuels refinery in San Antonio, Texas (the San Antonio Refinery) on January 1, 2013. Within our fuels marketing operations, we purchase crude oil and refined petroleum products for resale.
Our fuels marketing segment includes our fuels marketing operations and, through September 28, 2012, our asphalt operations. On September 28, 2012, we sold a 50% ownership interest in NuStar Asphalt LLC, previously a wholly owned subsidiary, and started reporting our remaining investment using the equity method of accounting. Therefore, the results of our asphalt operations are reported in “Equity in (loss) earnings of joint ventures” in the consolidated statements of income beginning on September 28, 2012. In addition, we have presented the results of operations for the San Antonio Refinery and related assets, previously reported in the fuels marketing and pipeline segments, as discontinued operations for all periods presented. See Note 5 for additional discussion.
The activities of the fuels marketing segment expose us to the risk of fluctuations in commodity prices, which has a direct impact on the segment’s results of operations. We enter into derivative contracts to attempt to mitigate the effect of commodity price fluctuations.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews their estimates based on currently available information. Management may revise estimates due to changes in facts and circumstances.
Cash and Cash Equivalents
Cash equivalents are all highly liquid investments with an original maturity of three months or less when acquired.
Restricted Cash
Restricted cash is cash held in escrow restricted to use under certain contractual obligations. Restricted cash is included in “Other current assets” in the consolidated balance sheets.
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
Inventories
Inventories consist of crude oil, refined petroleum products, and materials and supplies. Inventories, except those associated with a qualifying fair value hedge, are valued at the lower of cost or market. Cost is determined using the weighted-average cost method. Our inventory, other than materials and supplies, consists of one end-product category, petroleum products, which we include in the fuels marketing segment. Accordingly, we determine lower of cost or market adjustments on an aggregate basis. Inventories associated with qualifying fair value hedges are valued at current market prices. Materials and supplies are valued at the lower of average cost or market.
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
Goodwill and Intangible Assets
Goodwill acquired in a business combination is not amortized. Instead, we assess goodwill for impairment annually on October 1, or more frequently if events or changes in circumstances indicate it might be impaired. We first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. As of October 1, 2012 and 2011, based on our review of the qualitative factors present, we determined that a quantitative goodwill impairment test was not necessary, and no goodwill impairment had occurred. We performed a quantitative goodwill impairment test as of October 1, 2013.
We calculate the estimated fair value of each of our reporting units using a weighted-average of values calculated using an income approach and a market approach. The income approach involved estimating the fair value of each reporting unit by discounting its estimated future cash flows using a discount rate, consistent with a market participant’s assumption. The market approach bases the fair value measurement on information obtained from observed stock prices of public companies and recent merger and acquisition transaction data of comparable entities.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our reporting units to which goodwill has been allocated consist of the following:

•	crude oil pipelines;

•	refined product pipelines;

•	refined product terminals, excluding our St. Eustatius and Point Tupper facilities;

•	St. Eustatius and Point Tupper terminal operations (Statia Terminals); and

•	bunkering activity at our St. Eustatius and Point Tupper facilities.

The quantitative impairment test for goodwill consists of a two-step process. Step 1 compares the fair value of the reporting unit to its carrying value including goodwill. The carrying value of each reporting unit equals the total identified assets (including goodwill) less the sum of each reporting unit’s identified current and long term liabilities. We used reasonable and supportable methods to assign the assets and liabilities to the appropriate reporting units in a consistent manner. If the carrying value exceeds fair value, there is a potential impairment and Step 2 must be performed to determine the amount of goodwill impairment. Step 2 compares the carrying value of the reporting unit’s goodwill to its implied fair value using a hypothetical allocation of the reporting unit’s fair value. If the goodwill carrying value exceeds its implied fair value, the excess is reported as impairment. See Note 6 for a discussion of the goodwill impairment recognized in 2013.
Intangible assets are recorded at cost and are assets that lack physical substance (excluding financial assets). Our intangible assets are amortized on a straight-line basis over 10 to 47 years.
Investment in Joint Ventures
We account for our investment in the joint ventures using the equity method of accounting. We report our ownership interest in our equity method investments within “Investment in joint ventures” on the consolidated balance sheet and our portion of the results of operations for our equity method investments in “Equity in (loss) earnings of joint ventures” in the statements of income (loss). See Note 12 for a discussion of our investments in NuStar Asphalt LLC and St Linden Terminals, LLC.
Note Receivable from Related Party
The note receivable from related party consists of the amounts due to us from Asphalt JV under a $250.0 million unsecured revolving credit facility. The note receivable is recorded at the outstanding principal amount, adjusted for equity losses from our investment in Asphalt JV that exceeded the carrying value of our investment in Asphalt JV, and for the fair value of guarantees issued under the NuStar JV Facility. We recognize interest income ratably over the term of the facility in “Interest income from related party” on the consolidated statements of income. See Note 19 for additional information on our agreements with Asphalt JV.
Other Long-Term Assets
“Other long-term assets, net” primarily include the following:

•
funds deposited with a trustee related to revenue bonds issued by the Parish of St. James associated with our St. James terminal expansion (see Note 14 for additional information on the Gulf Opportunity Zone Revenue Bonds);

•	ammonia pipeline linefill and tank heel inventory;

•	deferred financing costs amortized over the life of the related debt obligation using the effective interest method; and

•	long-term derivative assets.
Impairment of Long-Lived Assets
We review long-lived assets, including property, plant and equipment and investment in joint ventures, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We evaluate recoverability using undiscounted estimated net cash flows generated by the related asset or asset group. If the results of that evaluation indicate that the undiscounted cash flows are less than the carrying amount of the asset (i.e, the asset is not recoverable) we perform an impairment analysis. If our intent is to hold the asset for continued use, we determine the amount of impairment as the amount by which the net carrying value exceeds its fair value. If our intent is to sell the asset, and the criteria required to classify an asset as held for sale are met, we determine the amount of impairment as the amount by which the net carrying amount exceeds its fair value less costs to sell. We believe that the carrying amounts of our long-lived assets as of December 31, 2013 are recoverable. See Note 5 for a discussion of impairments of long-lived assets.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Taxes Other than Income Taxes
Taxes other than income taxes include liabilities for ad valorem taxes, franchise taxes, sales and use taxes, excise fees and taxes and value added taxes.
Income Taxes
We are a limited partnership and generally are not subject to federal or state income taxes. Accordingly, our taxable income or loss, which may vary substantially from income or loss reported for financial reporting purposes, is generally included in the federal and state income tax returns of our partners. For transfers of publicly held units subsequent to our initial public offering, we have made an election permitted by Section 754 of the Internal Revenue Code (the Code) to adjust the common unit purchaser’s tax basis in our underlying assets to reflect the purchase price of the units. This results in an allocation of taxable income and expenses to the purchaser of the common units, including depreciation deductions and gains and losses on sales of assets, based upon the new unitholder’s purchase price for the common units.
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
We recognize a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. We had no unrecognized tax benefits as of December 31, 2013 and 2012.

NuStar Energy and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. For U.S. federal and state purposes, tax years subject to examination are 2009 through 2013 and for our major non-U.S. jurisdictions, tax years subject to examination are 2009 through 2013, both according to standard statute of limitations. NuStar has waived the statute of limitations for limited items for the tax years 2006 and 2007 as a result of an income tax audit in Canada that is currently being appealed in the Tax Court of Canada.
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
We also have legal obligations in the form of leases and right-of-way agreements, which require us to remove certain of our assets upon termination of the agreement. However, these lease or right-of-way agreements generally contain automatic renewal provisions that extend our rights indefinitely or we have other legal means available to extend our rights. We have recorded a liability of approximately $0.6 million as of December 31, 2013 and 2012, which is included in “Other long-term liabilities” in the consolidated balance sheets, for conditional asset retirement obligations related to the retirement of terminal assets with lease and right-of-way agreements.
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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Revenue Recognition
Revenues for the storage segment include fees for tank storage agreements, whereby a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage lease revenues), and throughput agreements, whereby a customer pays a fee per barrel for volumes moving through our terminals and tanks (throughput revenues). Our terminals also provide blending, handling and filtering services. Our facilities at Point Tupper and St. Eustatius charge fees to provide ancillary services such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services. Storage lease revenues are recognized when services are provided to the customer. Throughput revenues are recognized as refined products are received in or delivered out of our terminal and as crude oil and certain other refinery feedstocks are received by the related refinery. Revenues for ancillary services are recognized as those services are provided.
Revenues for the pipeline segment are derived from interstate and intrastate pipeline transportation of refined product, crude oil and anhydrous ammonia. Transportation revenues (based on pipeline tariffs) are recognized as the refined product, crude oil or anhydrous ammonia is delivered out of the pipelines.
Revenues from the sale of petroleum products, which are included in our fuels marketing segment, are recognized when product is delivered to the customer and title and risk pass to the customer. Additionally, the revenues of our fuels marketing segment include the mark-to-market impact of certain derivative instruments that are part of our limited trading program.
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
We were a party to forward-starting interest rate swap agreements for the purpose of hedging the interest rate risk associated with forecasted probable debt issuances. Under the terms of these swap agreements, we paid a fixed rate and received a rate based on three month USD LIBOR. We entered into the swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. We accounted for the forward-starting interest rate swaps as Cash Flow Hedges, and we recognized the fair value of each interest rate swap in the consolidated balance sheets. We recorded the effective portion of mark-to-market adjustments as a component of AOCI, and any hedge ineffectiveness was recognized immediately in “Interest expense, net.” The amount accumulated in AOCI is amortized into “Interest expense, net” over the term of the forecasted debt as the interest payments occur or if the interest payments are probable not to occur. We terminated all remaining forward-starting interest rate swaps during the year ended December 31, 2013.
We classify cash flows associated with our derivative instruments as operating cash flows in the consolidated statements of cash flows, except for receipts or payments associated with terminated forward-starting interest rate swap agreements, which are included in cash flows from financing activities.
In addition, we entered into fixed-to-floating interest rate swap agreements associated with a portion of our fixed-rate senior notes. Under the terms of these swap agreements, we received a fixed rate and paid a variable rate that varied with each agreement. We accounted for the fixed-to-floating interest rate swaps as Fair Value Hedges and recognized the fair value of each interest rate swap in the consolidated balance sheets. Except for one interest rate swap agreement we entered into and terminated in 2011, the interest rate swap agreements qualified for the shortcut method of accounting. As a result, changes in the fair value of the swaps completely offset the changes in the fair value of the underlying hedged debt. We terminated all remaining fixed-to-floating interest rate swaps during the year ended December 31, 2012.
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
See Note 18 for additional information regarding our derivative financial instruments.
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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Under these long-term incentive plans, certain awards provide that the grantee’s award vests immediately upon retirement or that the grantee’s award will continue to vest on schedule after retirement. Compensation expense is recognized immediately if these awards are granted to retirement-eligible employees.  In addition, if, during a vesting period of a grant, the grantee will become retirement-eligible, then compensation expense associated with the grant is recognized from the grant date through the grantee’s retirement eligibility date.  Currently, employees are typically retirement eligible at age 55.
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
Foreign Currency Translation
The functional currencies of our foreign subsidiaries are the local currency of the country in which the subsidiary is located, except for our subsidiaries located in St. Eustatius in the Caribbean (formerly the Netherlands Antilles), whose functional currency is the U.S. dollar. The assets and liabilities of our foreign subsidiaries with local functional currencies are translated to U.S. dollars at period-end exchange rates, and income and expense items are translated to U.S. dollars at weighted-average exchange rates in effect during the period. These translation adjustments are included in “Accumulated other comprehensive loss” in the equity section of the consolidated balance sheets. Gains and losses on foreign currency transactions are included in “Other income (expense), net” in the consolidated statements of income.
Reclassifications
Certain previously reported amounts in the 2012 and 2011 consolidated financial statements and notes have been reclassified to conform to the 2013 presentation. As further discussed in Note 5, we reclassified certain storage assets as “Assets held for sale” on the consolidated balance sheet as of December 31, 2013. As a result, we have presented the results of operations for these assets, previously reported in the storage segment, as discontinued operations for all periods presented.

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

4. ACQUISITIONS

Completed During 2012
TexStar Asset Acquisition. On December 13, 2012, NuStar Logistics acquired the TexStar Crude Oil Assets (as defined below), including 100% of the partnership interest in TexStar Crude Oil Pipeline, LP, from TexStar Midstream Services, LP and certain of its affiliates (collectively, TexStar) for $325.4 million (the TexStar Asset Acquisition), pursuant to an Asset Purchase Agreement (the Purchase Agreement). The TexStar Crude Oil Assets consist of approximately 140 miles of crude oil pipelines and gathering lines, as well as five terminals and storage facilities providing 0.6 million barrels of storage capacity. The consolidated statements of income include the results of operations for the TexStar Asset Acquisition in the pipeline segment commencing on December 13, 2012.
We accounted for the TexStar Asset Acquisition using the acquisition method. The fair value of the consideration transferred was allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition. The purchase price and purchase price allocation was as follows (in thousands of dollars):

Cash paid for the TexStar Asset Acquisition	$315,810
Fair value of liabilities assumed	9,600
Purchase price	$325,410

Accounts receivable	$537
Property, plant and equipment	125,614
Goodwill	131,359
Intangible assets	67,900
Purchase price allocation	$325,410

Completed During 2011
San Antonio Refinery. On April 19, 2011, we purchased certain refining and storage assets, inventory and other working capital items from AGE Refining, Inc. for $62.0 million, including the assumption of certain environmental liabilities. The assets consisted of a 14,500 barrel per day refinery in San Antonio, Texas and 0.4 million barrels of aggregate storage capacity (the San Antonio Refinery Acquisition). The final purchase price was allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of acquisition. On January 1, 2013, we sold the refinery and related assets; see Note 5 for additional discussion of the sale.
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

5. DISPOSITIONS AND ASSETS HELD FOR SALE

Terminals Held for Sale
As of December 31, 2013, we identified several non-strategic, underperforming terminal facilities and decided to divest those facilities. As a result, we reclassified the associated assets as “Assets held for sale” on the consolidated balance sheet. We presented the results of operations for those facilities, which were previously reported in the storage segment, as discontinued operations for all periods presented. We allocated interest expense of $1.4 million, $0.8 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, to discontinued operations based on the ratio of net assets discontinued to consolidated net assets.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the plan for disposal, we determined that the estimated fair value, less cost to sell, was less than the carrying amount of each disposal group, resulting in an impairment loss of $102.5 million. Since these terminal facilities met the required criteria to be classified as assets held for sale on the consolidated balance sheet, we recorded the impairment loss in “(Loss) income from discontinued operations, net of tax” on the consolidated statement of income for the year ended December 31, 2013.

The impairment loss consisted of the following:

Year Ended December 31, 2013
(Thousands of Dollars)
Property, plant and equipment, net	$68,213
Intangible assets, net (customer relationships)	6,856
Goodwill	27,460
Asset impairment loss	$102,529

San Antonio Refinery Sale
On January 1, 2013, we sold the San Antonio Refinery and related assets, which included inventory, a terminal in Elmendorf, Texas and a pipeline connecting the terminal and refinery for approximately $117.0 million (the San Antonio Refinery Sale). As of December 31, 2012, we reclassified the assets related to the San Antonio Refinery as “Assets held for sale” on the consolidated balance sheet. The liabilities held for sale related to the San Antonio Refinery are included within “Accrued liabilities” on the consolidated balance sheet. We have presented the results of operations for the San Antonio Refinery and related assets, previously reported in the fuels marketing and pipeline segments, as discontinued operations for all periods presented. We allocated interest expense of $3.9 million and $2.0 million for the years ended December 31, 2012 and 2011, respectively, to discontinued operations based on the ratio of net assets discontinued to consolidated net assets. We recognized a gain of $9.3 million on the sale, which is included in discontinued operations for the year ended December 31, 2013.

The following table summarizes the results from discontinued operations for the terminal facilities held for sale and the San Antonio Refinery:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
Revenues	$7,758	$571,071	$317,626

Income (loss) before income tax expense	$(106,033)	$(63,165)	$1,251

The total assets and liabilities held for sale consisted of the following:

	December 31,
	2013	2012
	(Thousands of Dollars)
Inventories	$—	$15,939
Property, plant and equipment, net	21,987	96,745
Other long-term assets, net	—	5,650
Assets held for sale	$21,987	$118,334

Accrued liabilities (environmental reserve)	$—	$289
Other long-term liabilities (environmental reserve)	—	7,621
Liabilities held for sale	$—	$7,910

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Asphalt Sale
On September 28, 2012, we sold a 50% ownership interest (the Asphalt Sale) in NuStar Asphalt LLC (Asphalt JV), previously a wholly owned subsidiary, to an affiliate of Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm. Asphalt JV owns and operates the asphalt refining assets that were previously wholly owned by NuStar Energy, including an asphalt refinery located in Paulsboro, New Jersey and a terminal in Savannah, Georgia (collectively, the Asphalt Operations). Lindsay Goldberg paid $175.0 million for the Class A equity interests (Class A Interests) of Asphalt JV, while we retained the Class B equity interests with a fair value of $52.0 million (Class B Interests). The Class A Interests have a distribution preference over the Class B Interests, as well as a liquidation preference. We also received $263.8 million from Asphalt JV for inventory related to the Asphalt Operations.

Deconsolidation. We determined the equity of Asphalt JV is not sufficient to finance its activities without additional subordinated support, including support provided by us as described in Note 19. Therefore, we determined Asphalt JV is a variable interest entity (VIE). An entity is required to consolidate a VIE if the entity is considered the primary beneficiary of the VIE. We analyzed our relationship with Asphalt JV, including our representation on the board of managers, our equity interests and our rights under the various agreements with Asphalt JV and determined that we do not have the power to direct the activities most significant to the economic performance of Asphalt JV. As a result, we are not the primary beneficiary of Asphalt JV. Upon closing, we deconsolidated Asphalt JV and started reporting our remaining investment in Asphalt JV using the equity method of accounting. At closing, the fair value of the consideration we received was less than the carrying amount of the net assets of the Asphalt Operations upon deconsolidation, and we recognized a loss of $23.8 million in “Other income (expense), net” in the consolidated statements of income for the year ended December 31, 2012. Because of our continued involvement with Asphalt JV, we have not presented the results of operations for the Asphalt Operations prior to closing as discontinued operations. Beginning on September 28, 2012, we have presented transactions between us and Asphalt JV as related party transactions in the consolidated financial statements.

Impairments. In anticipation of the Asphalt Sale, we evaluated the goodwill and other long-lived assets associated with the Asphalt Operations for potential impairment. As of June 30, 2012, we estimated the fair value of the Asphalt Operations reporting unit as the sum of (i) the purchase price to be paid by Lindsay Goldberg for the Class A Interests of Asphalt JV, (ii) the fair value of the Class B Interests of Asphalt JV that we would retain and (iii) the fair value of the working capital, primarily inventory. We determined the fair value of the Class B Interests using a combination of estimated discounted future cash flows and a pricing model. The fair value of the working capital was based on estimated current market prices. The estimated fair value of the Asphalt Operations reporting unit was less than its carrying value, which resulted in the recognition of a goodwill impairment loss of $22.1 million in the second quarter of 2012. In addition, in the second quarter of 2012, we recorded an asset impairment loss of $244.3 million in order to write-down the carrying value of long-lived assets related to the Asphalt Operations, including fixed assets, intangible assets and other long-term assets, to their estimated fair value. The goodwill impairment loss and the asset impairment loss related to the Asphalt Operations were reported in the fuels marketing segment.

The Asphalt Operations asset impairment loss consisted of the following:

Year Ended December 31, 2012
(Thousands of Dollars)
Property, plant and equipment, net	$232,759
Intangible assets, net	6,564
Other long-term assets, net	4,902
Asset impairment loss	$244,225

In February 2014, we divested of our remaining 50% ownership interest in Asphalt JV. See Note 29 for additional discussion.

Terminal Sales
On April 16, 2012, we sold five terminals in Georgia and Alabama with an aggregate storage capacity of 1.8 million barrels for total proceeds of $30.8 million.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. GOODWILL

2013 Goodwill Impairment
The estimated fair value was less than the carrying value of the Statia Terminals reporting unit. To determine the amount of goodwill impairment loss, we first considered whether any other assets assigned to the Statia Terminals reporting unit were impaired. The only significant assets of this reporting unit, other than goodwill, consist of property, plant and equipment, which we determined were fully recoverable. The hypothetical fair value allocation for the Statia Terminals reporting unit indicated the estimated fair value of goodwill was $0. As a result, we recognized a $304.5 million goodwill impairment charge in the fourth quarter of 2013, which represents all of the goodwill allocated to the Statia Terminals reporting unit.

The goodwill impairment charge resulted from changes in demand for storage at our St. Eustatius and Point Tupper terminal locations. Increased supply from various shale formations within the U.S. has reduced the need for storage at these locations, which historically functioned as break bulk facilities for light crude moving from foreign sources into the U.S. These changes in crude flow patterns, as well as the backwardation of the forward pricing curve, reduced demand at these terminals. Primarily resulting from those factors, a customer at our St. Eustatius terminal vacated a significant portion of its storage in the fourth quarter of 2013.

Changes in the carrying amount of goodwill by segment were as follows:

	Storage	Pipeline	Fuels Marketing	Total
	(Thousands of Dollars)
Balances as of January 1, 2012
Goodwill	$618,614	$174,848	$53,255	$846,717
Accumulated impairment losses	—	—	—	—
Net goodwill	618,614	174,848	53,255	846,717
TexStar Asset Acquisition preliminary purchase price allocation	—	127,896	—	127,896
Asphalt Operations impairment	—	—	(22,132)	(22,132)
Terminal sales (a)	(3,764)	—	—	(3,764)
Other (b)	2,307	—	—	2,307
Balances as of December 31, 2012
Goodwill	617,157	302,744	53,255	973,156
Accumulated impairment losses	—	—	(22,132)	(22,132)
Net goodwill	617,157	302,744	31,123	951,024
TexStar Asset Acquisition final purchase price allocation	—	3,463	—	3,463
Impairments	(331,913)	—	—	(331,913)
Other (b)	(5,145)	—	—	(5,145)
Balances as of December 31, 2013
Goodwill	612,012	306,207	53,255	971,474
Accumulated impairment losses	(331,913)	—	(22,132)	(354,045)
Net goodwill	$280,099	$306,207	$31,123	$617,429

(a)	Goodwill associated with five terminals in Georgia and Alabama sold on April 16, 2012.

(b)
Includes purchase price adjustments related to acquisitions still subject to the measurement period that ends at the earlier of 12 months from the acquisition date or when information becomes available. Also includes foreign currency translation adjustments.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. ALLOWANCE FOR DOUBTFUL ACCOUNTS
The changes in the allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
Balance as of beginning of year	$808	$2,147	$1,457
Increase in allowance	1,039	27	934
Accounts charged against the allowance, net of recoveries	(625)	(1,367)	(243)
Foreign currency translation	2	1	(1)
Balance as of end of year	$1,224	$808	$2,147

8. INVENTORIES
Inventories consisted of the following:

	December 31,
	2013	2012
	(Thousands of Dollars)
Crude oil	$6,485	$447
Finished products	123,656	164,894
Materials and supplies	8,006	7,887
Total	$138,147	$173,228
Our finished products consist of intermediates, gasoline, distillates and other petroleum products. Materials and supplies mainly consist of blending and additive chemicals and maintenance materials used in our pipeline and storage segments.

9. OTHER CURRENT ASSETS
Other current assets consisted of the following:

	December 31,
	2013	2012
	(Thousands of Dollars)
Prepaid expenses	$16,487	$18,008
Restricted cash	9,316	15,227
Derivative assets	4,948	9,358
Margin deposits	3,285	6,192
Product advances	3,076	14,764
Product imbalances	1,980	1,232
Other	360	457
Other current assets	$39,452	$65,238

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost, consisted of the following:

	Estimated Useful Lives			December 31,
				2013	2012
	(Years)			(Thousands of Dollars)
Land		—		$129,731	$133,341
Land and leasehold improvements	10	-	35	142,122	110,575
Buildings	15	-	40	133,531	120,499
Pipelines, storage and terminals	20	-	35	3,787,499	3,531,925
Rights-of-way	20	-	40	155,833	148,021
Construction in progress		—		152,121	243,498
Total				4,500,837	4,287,859
Less accumulated depreciation and amortization				(1,190,184)	(1,049,399)
Property, plant and equipment, net				$3,310,653	$3,238,460
Capitalized interest costs added to property, plant and equipment totaled $4.5 million, $7.7 million and $5.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation and amortization expense for property, plant and equipment totaled $168.8 million, $157.8 million and $157.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, including depreciation expense included in “(Loss) income from discontinued operations, net of tax” on the consolidated statements of income.

11. INTANGIBLE ASSETS
Intangible assets consisted of the following:

	December 31, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(Thousands of Dollars)
Customer relationships	$127,614	$(58,230)	$137,470	$(46,951)
Other	2,359	(494)	2,359	(443)
Total	$129,973	$(58,724)	$139,829	$(47,394)
All of our intangible assets are subject to amortization. Amortization expense for intangible assets was $13.8 million, $7.8 million and $8.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The estimated aggregate amortization expense for the next five years is as follows:

Amortization Expense
(Thousands of Dollars)
2014	$12,579
2015	$9,709
2016	$6,840
2017	$6,840
2018	$6,840

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. INVESTMENT IN JOINT VENTURES
Summary Financial Information
Condensed combined financial information related to our joint ventures is presented below:

	December 31,
	2013	2012
	(Thousands of Dollars)
Balance Sheet Information:
Current assets	$263,683	$375,686
Long-term assets	300,484	289,584
Total assets	$564,167	$665,270
Current liabilities	$118,720	$185,525
Long-term liabilities	273,220	231,559
Total liabilities	391,940	417,084
Total equity	172,227	248,186
Total liabilities and equity	$564,167	$665,270

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
Statement of (Loss) Income Information:
Revenues	$1,623,155	$458,816	$36,419
Operating (loss) income	$(45,373)	$(4,801)	$23,062
Net (loss) income	$(59,963)	$(12,418)	$23,066

NuStar Asphalt LLC. Asphalt JV is owned 50% by the Partnership and 50% by Lindsay Goldberg. Asphalt JV owns and operates the asphalt refining assets that were previously wholly owned by NuStar Energy, including an asphalt refinery located in Paulsboro, New Jersey and a terminal in Savannah, Georgia.

During the year ended December 31, 2013, our equity in loss of joint ventures included a $49.6 million loss from our investment in Asphalt JV, which exceeded our investment in Asphalt JV. From the point our investment in Asphalt JV reached $0, we recorded additional losses of $13.1 million, as a reduction of the carrying value of the note receivable from Asphalt JV. See Note 19 for a discussion of our agreements with Asphalt JV. In February 2014, we divested of our remaining 50% ownership interest in Asphalt JV. See Note 29 for additional discussion.
ST Linden Terminals, LLC. The 44-acre facility provides deep-water terminalling capabilities at New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. As part of our acquisition of Kaneb Pipeline Partners, L.P. and Kaneb Services LLC in July 2005 (the Kaneb Acquisition), we acquired an investment in ST Linden Terminals, LLC (Linden). Linden is owned 50% by the Partnership and 50% by NIC Holding Corp. In connection with the Kaneb Acquisition, we recorded our investment in Linden at fair value, which exceeded our 50% share of its members’ equity. This excess totaled $42.6 million and $43.0 million as of December 31, 2013 and 2012, respectively, a portion of which is being amortized into expense over the average life of the assets held by Linden, or 25 years. The remaining balance not amortized represents goodwill of Linden.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	December 31,
	2013	2012
	(Thousands of Dollars)
Derivative liabilities	$2,233	$60,121
Employee wages and benefit costs	16,698	15,381
Unearned income	8,225	10,476
TexStar Asset Acquisition contingent consideration	1,318	9,600
Liabilities held for sale	—	7,910
Other	10,158	20,715
Accrued liabilities	$38,632	$124,203

14. DEBT
Long-term debt consisted of the following:

				December 31,
	Maturity			2013	2012
				(Thousands of Dollars)
$1.5 billion revolving credit agreement		2017		$503,036	$440,330
4.75% senior notes		2022		250,000	250,000
6.75% senior notes		2021		300,000	—
4.80% senior notes		2020		450,000	450,000
7.65% senior notes		2018		350,000	350,000
6.05% senior notes		2013		—	229,932
5.875% senior notes		2013		—	250,000
7.625% subordinated notes		2043		402,500	—
Gulf Opportunity Zone revenue bonds	2038	thru	2041	365,440	365,440
UK term loan		2013		—	34,142
Port Authority of Corpus Christi note payable		2015		—	577
Net fair value adjustments and unamortized discounts		N/A		34,577	40,583
Total debt				2,655,553	2,411,004
Less current portion				—	286,422
Long-term debt, less current portion				$2,655,553	$2,124,582
The long-term debt repayments are due as follows (in thousands):

2014	$—
2015	—
2016	—
2017	503,036
2018	350,000
Thereafter	1,767,940
Total repayments	2,620,976
Net fair value adjustments and unamortized discounts	34,577
Total debt	$2,655,553
Interest payments totaled $118.3 million, $118.4 million and $115.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revolving Credit Agreements
NuStar Logistics is a party to a $1.5 billion five-year revolving credit agreement, as amended (the 2012 Revolving Credit Agreement), which includes the ability to borrow up to the equivalent of $250.0 million in Euros. On December 4, 2013, we amended the 2012 Revolving Credit Agreement to add the ability to borrow up to the equivalent of $250.0 million in British Pounds Sterling. The 2012 Revolving Credit Agreement matures on May 2, 2017. Obligations under the 2012 Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. NuPOP will be released from its guarantee of the 2012 Revolving Credit Agreement when it no longer guarantees NuStar Logistics public debt instruments.
The 2012 Revolving Credit Agreement bears interest, at our option, based on either an alternative base rate or a LIBOR-based rate. The interest rate on the 2012 Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or subsequently upgraded) by certain credit rating agencies. In July 2012, Standard & Poor’s Ratings Services (S&P) lowered our credit rating to BB+ from BBB-, and in January 2013, Moody’s Investor Service Inc. (Moody’s) lowered our credit rating to Ba1 from Baa3. The interest rates applicable to the 2012 Revolving Credit Agreement do not adjust unless both S&P and Moody’s change their ratings; therefore, the interest rate on the 2012 Revolving Credit Agreement increased by 0.375% effective January 2013. As of December 31, 2013, our weighted-average interest rate was 2.2%. During the year ended December 31, 2013, the weighted-average interest rate related to borrowings under the 2012 Revolving Credit Agreement was 2.2%.
The 2012 Revolving Credit Agreement contains customary restrictive covenants, including requiring us to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2012 Revolving Credit Agreement) not to exceed 5.00-to-1.00. If we consummate an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00 for two rolling periods. The 2012 Revolving Credit Agreement permits unlimited investments in joint ventures and unconsolidated subsidiaries, provided that no default exists, but limits the amount of cash distributions for such joint ventures and unconsolidated subsidiaries included in the calculation of the consolidated debt coverage ratio to 20% of consolidated EBITDA. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the 2012 Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of December 31, 2013, our consolidated debt coverage ratio was 4.4x, and we had $829.3 million available for borrowing.
Letters of credit issued under our 2012 Revolving Credit Agreement totaled $167.6 million as of December 31, 2013. Letters of credit are limited to $750.0 million and also may restrict the amount we can borrow under the 2012 Revolving Credit Agreement.
Notes
NuStar Logistics’ Senior Notes. On August 19, 2013, NuStar Logistics issued $300.0 million of 6.75% senior notes due February 1, 2021 (the 6.75% Senior Notes). We received proceeds of approximately $296.0 million, net of the underwriters’ discount and deferred issuance costs of $4.0 million, which we used for general partnership purposes, including repayment of outstanding borrowings under our 2012 Revolving Credit Agreement. The interest on the 6.75% Senior Notes is payable semi-annually in arrears on February 1 and August 1 of each year beginning on February 1, 2014.

In March 2013, we repaid NuStar Logistics’ $229.9 million of 6.05% senior notes due March 15, 2013 with borrowings under our 2012 Revolving Credit Agreement.
Interest is payable semi-annually in arrears for the $250.0 million of 4.75% senior notes, $300.0 million of 6.75% senior notes, $450.0 million of 4.80% senior notes and $350.0 million of 7.65% senior notes (collectively, the NuStar Logistics Senior Notes). The interest rate payable on the 7.65% senior notes is subject to adjustment if our debt rating is downgraded (or subsequently upgraded) by certain credit rating agencies. The interest rate on NuStar Logistics’ $350.0 million of 7.65% senior notes increased by another 0.25% in January 2013 as a result of the Moody’s downgrade. The NuStar Logistics Senior Notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness of NuStar Logistics and contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the NuStar Logistics Senior Notes. In addition, the NuStar Logistics Senior Notes limit NuStar Logistics’ ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions. At the option of NuStar Logistics, the NuStar Logistics Senior Notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date.
The NuStar Logistics Senior Notes are fully and unconditionally guaranteed by NuStar Energy and NuPOP. NuPOP will be released from its guarantee of senior notes issued by NuStar Logistics when it no longer guarantees any obligations of NuStar Energy, or any of its subsidiaries, including NuStar Logistics, under any bank facility or public debt instrument.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NuStar Logistics’ 7.625% Fixed-to-Floating Rate Subordinated Notes. On January 22, 2013, NuStar Logistics issued $402.5 million of 7.625% fixed-to-floating rate subordinated notes due January 15, 2043 (the Subordinated Notes), including the underwriters’ option to purchase up to an additional $52.5 million principal amount of the notes, which was exercised in full. We received proceeds of approximately $390.9 million, net of $11.6 million of deferred issuance costs, which we used for general partnership purposes, including repayment of outstanding borrowings under our 2012 Revolving Credit Agreement. The Subordinated Notes are fully and unconditionally guaranteed on an unsecured and subordinated basis by NuStar Energy and NuPOP.
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
NuPOP’s Senior Notes. As a result of the Kaneb Acquisition, we assumed the outstanding senior notes issued by NuPOP, having an aggregate face value of $500.0 million, and an aggregate fair value of $555.0 million at the acquisition date (the NuPOP Senior Notes). We used the effective interest method to amortize the difference between the fair value and the face value of the senior notes as a reduction of interest expense over the lives of the senior notes. The senior notes were issued in two series, the first of which bore interest at 7.75% annually and matured in 2012, and the second series which bore interest 5.875% annually and matured in 2013. We repaid NuPOP’s $250.0 million of 5.875% senior notes due June 1, 2013 with borrowings under our 2012 Revolving Credit Agreement.
Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, where our St. James, Louisiana, terminal is located, issued Revenue Bonds (NuStar Logistics, L.P. Project) Series 2008, Series 2010, Series 2010A, Series 2010B and Series 2011 associated with our St. James terminal expansion pursuant to the Gulf Opportunity Zone Act of 2005 (collectively, the Gulf Opportunity Zone Revenue Bonds). The interest rates on these bonds are based on a weekly tax-exempt bond market interest rate, and interest is paid monthly. Following the issuance, the proceeds were deposited with a trustee and are disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansion. We include the amount remaining in trust in “Other long-term assets, net,” and we include the amount of bonds issued in “Long-term debt, less current portion” in our consolidated balance sheets. For the year ended December 31, 2013, we received $43.1 million from the trustee.
NuStar Logistics is solely obligated to service the principal and interest payments associated with the Gulf Opportunity Zone Revenue Bonds. Letters of credit were issued on our behalf to guarantee the payment of interest and principal on the bonds. All letters of credit rank equally with existing senior unsecured indebtedness of NuStar Logistics. The letters of credit issued by individual banks do not restrict the amount we can borrow under the 2012 Revolving Credit Agreement.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Gulf Opportunity Zone Revenue Bonds outstanding as of December 31, 2013:

Date Issued	Maturity Date	Amount Outstanding	Amount of Letter of Credit		Amount Received from Trustee	Amount Remaining in Trust	Average Annual Interest Rate
		(Thousands of Dollars)
June 26, 2008	June 1, 2038	$55,440	$56,169		$55,440	$—	0.10%
July 15, 2010	July 1, 2040	100,000	101,315		100,000	—	0.10%
October 7, 2010	October 1, 2040	50,000	50,658	(a)	24,580	25,420	0.11%
December 29, 2010	December 1, 2040	85,000	86,118	(a)	26,924	58,076	0.11%
August 29, 2011	August 1, 2041	75,000	75,986		75,000	—	0.10%
	Total	$365,440	$370,246		$281,944	$83,496

(a)	Letters of credit issued under the 2012 Revolving Credit Agreement.
UK Term Loan
In December 2013, we repaid our UK subsidiary, NuStar Terminals Limited’s, £21 million amended and restated term loan, which matured on December 10, 2013, with borrowings under our 2012 Revolving Credit Agreement.
Our other long-term debt obligations do not contain any financial covenants. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments.
Port Authority of Corpus Christi Note Payable
The proceeds from the original $12.0 million note payable due to the Port of Corpus Christi Authority of Nueces County, Texas (Port Authority of Corpus Christi) were used for the construction of a crude oil storage facility in Corpus Christi, Texas. The note payable was due in annual installments of $1.2 million through December 31, 2015 and was collateralized by the crude oil storage facility. The wharfage and dockage fees paid to the Port Authority of Corpus Christi in connection with the use of the crude oil storage facility exceeded certain limits per the terms of the note, which have accelerated the repayment of the unpaid principal balance. On February 6, 2013, we repaid the remaining principle balance of $0.6 million.

15. HEALTH, SAFETY AND ENVIRONMENTAL MATTERS
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
Most of our pipelines are subject to federal regulation by one or more of the following governmental agencies or laws: the Federal Energy Regulatory Commission (the FERC), the Surface Transportation Board (the STB), the Department of Transportation (DOT), the Environmental Protection Agency (EPA) and the Homeland Security Act. Additionally, the operations and integrity of the pipelines are subject to the respective state jurisdictions along the route of the systems.
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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

technologies and the extent to which environmental and safety laws and regulations may change in the future. Although environmental and safety costs may have a significant impact on the results of operations for any single period, we believe that such costs will not have a material adverse effect on our financial position.
The balance of and changes in the accruals for environmental matters were as follows:

	Year Ended December 31,
	2013	2012
	(Thousands of Dollars)
Balance as of the beginning of year	$13,451	$23,113
Additions to accrual	3,623	4,766
San Antonio Refinery Acquisition purchase price adjustment	—	(5,957)
Payments	(2,940)	(5,242)
San Antonio Refinery Sale	(7,910)	—
Asphalt Sale	—	(3,300)
Foreign currency translation	9	71
Balance as of the end of year	$6,233	$13,451

Accruals for environmental matters are included in the consolidated balance sheets as follows:

	December 31,
	2013	2012
	(Thousands of Dollars)

Accrued liabilities	$3,299	$10,627
Other long-term liabilities	2,934	2,824
Accruals for environmental matters	$6,233	$13,451

16. COMMITMENTS AND CONTINGENCIES
Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of December 31, 2013, we have accrued $0.7 million for contingent losses. The amount that will ultimately be paid related to these matters may differ from the recorded accruals, and the timing of such payments is uncertain. In addition, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.
Commitments
Future minimum rental payments applicable to all noncancellable operating leases and purchase obligations as of December 31, 2013 are as follows:

	Payments Due by Period
	2014	2015	2016	2017	2018	There- after	Total
	(Thousands of Dollars)
Operating leases	$30,300	$24,886	$21,274	$18,954	$16,980	$80,090	$192,484
Purchase obligations:	8,571	5,108	3,841	694	216	—	18,430

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rental expense for all operating leases totaled $52.9 million, $73.9 million and $70.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, including rental expense included in “(Loss) income from discontinued operations, net of tax” on the consolidated statements of income. Our operating leases consist primarily of the following:

•	a ten-year lease for tugs and barges utilized at our St. Eustatius facility for bunker fuel sales, with two five-year renewal options;

•	leases for tugs and barges utilized at our Point Tupper facility for bunker fuel sales, with lease terms ranging from five to ten years; and

•	land leases at various terminal facilities.

On November 6, 2013, we came to a mutual agreement with PDVSA-Petróleo S.A. (PDVSA) effective January 1, 2014 to terminate that certain Crude Oil Sales Agreement dated effective as of March 1, 2008 (the CSA). We previously amended the CSA on July 5, 2013 to reduce the crude oil purchase obligations from 75,000 barrels per day to 30,000 barrels per day, which remained in effect through the end of 2013. Effective January 1, 2014, our crude oil supply agreement with Asphalt JV will also terminate. See Note 19 for a discussion of our crude oil supply agreement with Asphalt JV.

17. FAIR VALUE MEASUREMENTS
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
Recurring Fair Value Measurements
The following assets and liabilities are measured at fair value on a recurring basis:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$1,980	$—	$—	$1,980
Commodity derivatives	—	4,948	—	4,948
Other long-term assets, net:
Commodity derivatives	—	6,977	—	6,977
Accrued liabilities:
Product imbalances	(2,190)	—	—	(2,190)
Commodity derivatives	(1,433)	(800)	—	(2,233)
Contingent consideration	—	—	(1,318)	(1,318)
Other long-term liabilities:
Commodity derivatives	—	(1,575)	—	(1,575)
Guarantee liability	—	—	(1,880)	(1,880)
Total	$(1,643)	$9,550	$(3,198)	$4,709

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$1,232	$—	$—	$1,232
Commodity derivatives	1,001	8,357	—	9,358
Other long-term assets, net:
Commodity derivatives	—	9,206	—	9,206
Accrued liabilities:
Product imbalances	(1,686)	—	—	(1,686)
Commodity derivatives	—	(19,210)	—	(19,210)
Interest rate swaps	—	(40,911)	—	(40,911)
Contingent consideration	—	—	(9,600)	(9,600)
Total	$547	$(42,558)	$(9,600)	$(51,611)

Product Imbalances. We value our assets and liabilities related to product imbalances using quoted market prices in active markets as of the reporting date.
Interest Rate Swaps. We estimate the fair value of both our fixed-to-floating and forward-starting interest rate swaps using discounted cash flows, which use observable inputs such as time to maturity and market interest rates.
Commodity Derivatives. We base the fair value of certain of our commodity derivative instruments on quoted prices on an exchange; accordingly, we include these in Level 1 of the fair value hierarchy. We also have derivative instruments for which we determine fair value using industry pricing services and other observable inputs, such as quoted prices on an exchange for similar derivative instruments. Therefore, we include these derivative instruments in Level 2 of the fair value hierarchy. See Note 18 for a discussion of our derivative instruments.

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

Based on our assessment of the costs necessary to complete the assets in accordance with our agreement with TexStar, and considering the probability of possible outcomes, we determined that it is unlikely we would be obligated to pay a portion of the Contingent Consideration. The undiscounted amount of potential future payments that we could be required to make under the applicable agreements is between $0 and $1.3 million.

Guarantees. As of December 31, 2013, we recorded a liability of $1.9 million representing the fair value of guarantees we have issued on behalf of Asphalt JV. We estimated the fair value considering the probability of default by Asphalt JV and an estimate of the amount we would be obligated to pay under the guarantees at the time of default. We calculated the fair value based on the guarantees outstanding as of December 31, 2013, totaling $79.7 million, plus two guarantees that do not specify a maximum amount. Our estimate of the fair value is based on significant inputs not observable in the market and thus falls within Level 3 of the fair value hierarchy. See Note 19 for a discussion of our agreements with Asphalt JV.

In the event we are obligated to perform under these guarantees, that amount paid by us will be added to borrowings under the NuStar JV Facility. As a result, we increased the carrying value of the note receivable from Asphalt JV by the same amount as the liability for the fair value of the guarantees outstanding as of December 31, 2013.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity in our Level 3 liabilities:

Year Ended December 31, 2013
(Thousands of Dollars)
Beginning balance	$9,600
Amounts settled	(1,114)
Adjustment to guarantee liability	1,880
Changes in fair value recorded in earnings:
Operating expenses	(8,000)
Interest expense, net	832
Ending balance	$3,198

Non-recurring Fair Value Measurements
As of December 31, 2013, we reclassified the property, plant and equipment associated with certain terminals as “Assets held for sale” on the consolidated balance sheet and recorded those assets at fair value, less costs to sell. We estimated the fair value of $22.0 million using a weighted-average of values calculated using an income approach and a market approach. The income approach calculates fair value by discounting the estimated net cash flows generated by the related terminal. The market approach involves estimating the fair value measurement on an earnings multiple based on public company transaction data. Our estimate of the fair value is based on significant inputs not observable in the market and thus falls within Level 3 of the fair value hierarchy.

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, the note receivable from Asphalt JV, payables and debt in our consolidated balance sheets at their carrying amount. The fair values of these financial instruments, except for the note receivable from related party and debt, approximate their carrying amounts.

The estimated fair values and carrying amounts of our debt and note receivable from Asphalt JV were as follows:

	December 31,
	2013	2012
	(Thousands of Dollars)
Debt:
Fair value	$2,636,734	$2,377,120
Carrying amount	$2,655,553	$2,411,004

Note Receivable from Related Party:
Fair value	$133,416	$91,705
Carrying amount	$165,440	$95,711

We estimated the fair value of our publicly traded senior notes based upon quoted prices in active markets; therefore, we determined the fair value of our publicly traded senior notes falls in Level 1 of the fair value hierarchy. For our other debt, for which a quoted market price is not available, we estimated the fair value using a discounted cash flow analysis using current incremental borrowing rates for similar types of borrowing arrangements and determined the fair value falls in Level 2 of the fair value hierarchy.
The note receivable related to the NuStar JV Facility is recorded at the outstanding principal amount, adjusted for equity losses from our investment in Asphalt JV after the carrying value of our investment in Asphalt JV was reduced to zero and for the fair value of guarantees issued under the NuStar JV Facility. We estimated the fair value of the note receivable using discounted cash flows, which use observable inputs such as time to maturity and market interest rates, and determined the fair value falls in Level 2 of the fair value hierarchy.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES
We utilize various derivative instruments to manage our exposure to commodity price risk and manage our exposure to interest rate risk. Our risk management policies and procedures are designed to monitor interest rates, futures and swap positions and over-the-counter positions, as well as physical volumes, grades, locations and delivery schedules to help ensure that our hedging activities address our market risks. Our risk management committee oversees our trading policies and procedures and certain aspects of commodity and trading risk management. Our risk management committee also reviews all new commodity and trading risk management strategies in accordance with our risk management policy, as approved by our board of directors.

Interest Rate Risk
We were a party to certain interest rate swap agreements to manage our exposure to changes in interest rates. We entered into fixed-to-floating interest rate swap agreements associated with a portion of our fixed-rate senior notes. We accounted for our fixed-to-floating interest rate swaps as fair value hedges. In 2012, we entered into and terminated fixed-to-floating interest rate swap agreements with an aggregate notional amount of $200.0 million related to NuStar Logistics’ 4.75% senior notes issued on February 2, 2012. Under the terms of these interest rate swap agreements, we received a fixed rate of 4.75% and paid a variable rate based on one month USD LIBOR plus a percentage that varied with each agreement. We also terminated fixed-to-floating interest rate swap agreements with an aggregate notional amount of $270.0 million associated with NuStar Logistics’ 4.80% senior notes. Under the terms of these interest rate swap agreements, we received a fixed rate of 4.8% and paid a variable rate based on one month USD LIBOR, plus a percentage that varies with each agreement. We received $19.7 million in connection with the terminations, which we are amortizing into “Interest expense, net” over the remaining lives of the 4.80% and 4.75% senior notes. The termination payments are included in cash flows from financing activities on the consolidated statements of cash flows. We had no fixed-to-floating interest rate swaps as of December 31, 2013 and 2012.
We were also a party to forward-starting interest rate swap agreements related to the interest payments associated with forecasted probable debt issuances in 2013. Under the terms of the swaps, we paid a fixed rate and received a rate based on three month USD LIBOR. We entered into these swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. These swaps qualified, and we designated them, as cash flow hedges of future interest payments associated with forecasted debt issuances. In connection with the issuance of the 4.75% senior notes on February 2, 2012, we terminated forward-starting interest rate swap agreements with an aggregate notional amount of $225.0 million. We paid $25.4 million in connection with the terminations, which is being reclassified out of “Accumulated other comprehensive loss” and into “Interest expense, net” as the interest payments occur over the life of the 4.75% senior notes.
In 2013, in connection with the maturity of the 6.05% senior notes due March 15, 2013 and 5.875% senior notes due June 1, 2013, we terminated forward-starting interest rate swap agreements with an aggregate notional amount of $275.0 million. We paid $33.7 million in connection with the terminations, which we reclassify out of “Accumulated other comprehensive loss” and into “Interest expense, net” as the interest payments occur or if the interest payments are probable not to occur. During the second quarter of 2013, we determined that one forecasted interest payment was probable not to occur, and we reclassified $2.0 million out of “Accumulated other comprehensive loss” to “Interest expense, net.”
The termination payments are included in cash flows from financing activities on the consolidated statements of cash flows. We had no forward-starting interest rate swaps as of December 31, 2013, and the total aggregate notional amount of the forward-starting interest rate swaps was $275.0 million as of December 31, 2012.

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
We entered into commodity swap contracts to hedge the price risk associated with the San Antonio Refinery. These contracts fixed the purchase price of crude oil and sales prices of refined products for a portion of the expected production of the San Antonio Refinery, thereby attempting to mitigate the risk of volatility of future cash flows associated with hedged volumes. These contracts qualified, and we designated them, as cash flow hedges. During the fourth quarter of 2011, we decided to adjust the refinery’s operations, which caused a shift in the future production yields of the San Antonio Refinery. This change caused certain forecasted sales of gasoline products to be replaced with distillate sales; therefore, we concluded that these forecasted gasoline sales were probable not to occur, and we discontinued cash flow hedging treatment for the related commodity contracts. We recorded gains of $16.4 million related to these contracts for the year ended December 31, 2011,

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

including $15.1 million which we reclassified from accumulated other comprehensive loss. In anticipation of the San Antonio Refinery Sale, we concluded that all of the forecasted sales were probable not to occur. Therefore, we discontinued cash flow hedging treatment for the related commodity contracts in December 2012 and incurred a loss of $21.7 million, which we reclassified from accumulated other comprehensive loss to “(Loss) income from discontinued operations, net of tax.”
The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short positions on an absolute basis, which totaled 15.2 million barrels and 22.7 million barrels as of December 31, 2013 and 2012, respectively.
As of December 31, 2013 and 2012, we had $3.3 million and $6.2 million, respectively, of margin deposits related to our derivative instruments.
The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31,
		2013	2012	2013	2012
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Commodity contracts	Other current assets	$—	$1,471	$—	$(811)
Commodity contracts	Accrued liabilities	—	—	(130)	—
Interest rate swaps	Accrued liabilities	—	—	—	(40,911)
Total		—	1,471	(130)	(41,722)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	16,168	22,269	(11,220)	(13,571)
Commodity contracts	Other long-term assets, net	15,883	39,322	(8,906)	(30,116)
Commodity contracts	Accrued liabilities	4,523	17,406	(6,626)	(36,616)
Commodity contracts	Other long-term liabilities	5,448	—	(7,023)	—
Total		42,022	78,997	(33,775)	(80,303)

Total Derivatives		$42,022	$80,468	$(33,905)	$(122,025)

Certain of our derivative instruments are eligible for offset in the consolidated balance sheets and subject to master netting arrangements. Under our master netting arrangements, there is a legally enforceable right to offset amounts, and we intend to settle such amounts on a net basis. The following are the net amounts presented on the consolidated balance sheets:

	December 31,
Commodity Contracts	2013	2012
	(Thousands of Dollars)
Net amounts of assets presented in the consolidated balance sheets	$11,925	$18,564
Net amounts of liabilities presented in the consolidated balance sheets	$(3,808)	$(19,210)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The earnings impact of our derivative activity was as follows:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Year ended December 31, 2013:
Commodity contracts	Cost of product sales	$3,964	$(6,327)	$(2,363)

Year ended December 31, 2012:
Interest rate swaps	Interest expense, net	$17,345	$(17,345)	$—
Commodity contracts	Cost of product sales	(10,505)	12,139	1,634
Total		$6,840	$(5,206)	$1,634

Year ended December 31, 2011:
Interest rate swaps	Interest expense, net	$(55,183)	$54,588	$(595)
Commodity contracts	Cost of product sales	(10,228)	9,004	(1,224)
Total		$(65,411)	$63,592	$(1,819)

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Income Statement Location (a)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (b)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Thousands of Dollars)		(Thousands of Dollars)
Year ended December 31, 2013:
Interest rate swaps	$7,213	Interest expense, net	$(7,570)	$—

Year ended December 31, 2012:
Interest rate swaps	$(17,069)	Interest expense, net	$(1,749)	$—
Commodity contracts	(77,200)	(Loss) income from discontinued operations	(51,483)	4,010
Total	$(94,269)		$(53,232)	$4,010

Year ended December 31, 2011:
Interest rate swaps	$(84,199)	Interest expense, net	$—	$—
Commodity contracts	30,747	(Loss) income from discontinued operations	5,030	(4,010)
Total	$(53,452)		$5,030	$(4,010)

(a)
Amounts are included in specified location for both the gain (loss) reclassified from accumulated OCI into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion).

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Year ended December 31, 2013:
Commodity contracts	Cost of product sales	$(5,323)
Commodity contracts	(Loss) income from discontinued operations	(218)
Total		$(5,541)

Year ended December 31, 2012:
Commodity contracts	Revenues	$(7,654)
Commodity contracts	Cost of product sales	20,138
Commodity contracts	(Loss) income from discontinued operations	6,176
Total		$18,660

Year ended December 31, 2011:
Commodity contracts	Revenues	$235
Commodity contracts	Cost of product sales	(11,661)
Commodity contracts	Operating expenses	46
Commodity contracts	(Loss) income from discontinued operations	7,207
Total		$(4,173)
For derivatives designated as cash flow hedging instruments, once a hedged transaction occurs, we reclassify the effective portion from AOCI to “Interest expense, net” for our forward-starting interest rate swaps or to “Income (loss) from discontinued operations, net of tax” for our commodity contracts associated with the San Antonio Refinery. As of December 31, 2013, we expect to reclassify a loss of $10.7 million to “Interest expense, net” within the next twelve months.

19. RELATED PARTY TRANSACTIONS
The following table summarizes information pertaining to related party transactions:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
Revenues	$14,897	$1,990	$—
Operating expenses	$122,677	$133,654	$138,324
General and administrative expenses	$58,602	$62,490	$66,220
Interest income	$6,113	$1,219	$—
Revenues included in discontinued operations, net of tax	$3,720	$3,390	$1,039
Expenses included in discontinued operations, net of tax	$6,051	$14,328	$12,238
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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We had a payable to NuStar GP, LLC of $8.3 million and $1.4 million as of December 31, 2013 and 2012, respectively, with both amounts representing payroll, employee benefit plan expenses and unit-based compensation. We also had a long-term payable to NuStar GP, LLC as of December 31, 2013 and 2012 of $41.1 million and $18.1 million, respectively, for amounts payable for retiree medical benefits and other post-employment benefits.
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
Asphalt JV
Financing Agreements and Credit Support. The NuStar JV Facility is an unsecured revolving credit facility provided by NuStar Energy that will be available to fund working capital needs and for general purposes of Asphalt JV in an aggregate principal amount not to exceed $250.0 million for a term of seven years. The NuStar JV Facility matures on September 28, 2019 and bears interest based on either an alternative base rate or a LIBOR-based rate. As of December 31, 2013, the interest rate was 3.2%. In the event NuStar Energy no longer owns an equity interest in Asphalt JV, the interest rate increases and the availability under the NuStar JV Facility is reduced to a maximum of $167.0 million after two years and $83.0 million after three years. As of December 31, 2013, the face amount of our note receivable from Asphalt JV totaled $176.7 million.
In addition, during the term of the NuStar JV Facility, we will provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million. As of December 31, 2013, we provided guarantees for commodity purchases, lease obligations and certain utilities for Asphalt JV with a maximum potential exposure of $79.7 million, plus two guarantees to suppliers that do not specify a maximum amount. A majority of the guarantees were in existence prior to the Asphalt Sale and have no expiration date. As of December 31, 2013, NuStar Energy has also provided $9.7 million in letters of credit on behalf of Asphalt JV. In the event we are obligated to perform under these guarantees, that amount paid by us will be added to borrowings under the NuStar JV Facility, but it will not reduce the availability under the NuStar Facility.

Variable Interest Entity. We determined the equity of Asphalt JV is not sufficient to finance its activities without additional subordinated support, including support provided by us as described above. Therefore, we determined the Asphalt JV is a VIE. As of December 31, 2013, our maximum exposure to loss as a result of our involvement with Asphalt JV is approximately $450.7 million, which consists of the following (in thousands of dollars):

	Maximum Exposure to Loss	Carrying Value
		asset/(liability)
Receivable from Asphalt JV	$50,717	$50,717
Note receivable under the NuStar JV Facility	250,000	165,440
Credit support, including guarantees	150,000	(1,880)
Total	$450,717	$214,277

Terminal Service Agreements. Simultaneously with the Asphalt Sale, we entered into four terminal service agreements with Asphalt JV for our terminals in Wilmington, NC, Rosario, NM, Catoosa, OK and Houston, TX. Pursuant to the terms of the agreements, we provide aggregate storage capacity of 0.8 million barrels and blending services to Asphalt JV for a service charge of $1.5 million per year. The storage charge will be adjusted annually based on the percentage increase in the consumer price index. The terminal service agreements each have a term of ten years, with Asphalt JV’s option to extend for an additional five years. Asphalt JV also has the option to terminate any terminal service agreement with 90 days written notice. If any of the terminal service agreements are extended, the storage charge will be based on the then-current fair market storage rates for comparable storage services charged by us to third parties.
In addition, we have terminal service agreements with Asphalt JV for our terminals in Jacksonville, FL, Dumfries, VA, and Baltimore, MD. These terminal service agreements have lease terms ranging from one to five years, with annual renewal

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

options. Asphalt JV has the option to terminate any of these agreements at the end of a lease term with 90 days written notice. Pursuant to the terms of the agreements, we provide aggregate storage capacity of approximately 0.6 million barrels to Asphalt JV for a storage charge of approximately $6.3 million per year, plus applicable throughput and handling fees.
In February 2014, we divested of our remaining 50% ownership interest in Asphalt JV. See Note 29 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”for additional discussion.
Crude Oil Supply Agreement. We entered into a crude oil supply agreement with Asphalt JV (the Asphalt JV Crude Oil Supply Agreement) that commits Asphalt JV to purchase from us in a given year the lesser of (i) the number of barrels of crude oil required to be purchased by us from PDVSA under the CSA for such year or (ii) 35,000 barrels per day of crude oil multiplied by the number of days in such year. As a result of the termination of the CSA, the Asphalt JV Crude Oil Supply Agreement will also terminate effective January 1, 2014. See Note 16 for additional discussion of the CSA. As of December 31, 2013 and December 31, 2012, we had a receivable from Asphalt JV of $50.7 million and $109.4 million, respectively, mainly associated with crude oil sales under the Asphalt JV Crude Oil Supply Agreement.
Services Agreements Between Asphalt JV and NuStar GP,LLC. In conjunction with the Asphalt Sale, NuStar GP, LLC entered into a services agreement with Asphalt JV, effective September 28, 2012 (the Asphalt JV Services Agreement). The Asphalt JV Services Agreement provides that NuStar GP, LLC furnish certain administrative and other operating services necessary to conduct the business of Asphalt JV. Asphalt JV compensates NuStar GP, LLC for these services through an annual fee totaling $10.0 million, subject to adjustment based on the annual merit increase percentage applicable to NuStar GP, LLC employees for the most recently completed contract year. The Asphalt JV Services Agreement will terminate on December 31, 2017 and will automatically renew for successive two-year terms. Asphalt JV may terminate the Asphalt JV Services Agreement at any time, with 180 days prior written notice or reduce the level of service with 45 days prior written notice. During the year ended December 31, 2013, Asphalt JV provided written notice to reduce the level of services that NuStar GP, LLC provides to Asphalt JV to 63% of the original service level.
In addition, NuStar GP, LLC entered into an employee services agreement with Asphalt JV, effective September 28, 2012 (the Asphalt JV Employee Services Agreement). The Asphalt JV Employee Services Agreement provided that certain of NuStar GP, LLC employees would provide employee-services to Asphalt JV. In exchange, Asphalt JV would reimburse NuStar GP, LLC for the compensation expense of those employees at the same rates that were in effect at the effective date of the Asphalt JV Employee Services Agreement, including an annual bonus amount that does not exceed NuStar GP, LLC’s target bonus plan. The employees covered under the Asphalt JV Employee Services Agreement were not entitled to any new unit-based compensation grants from NuStar GP, LLC, and Asphalt JV was not responsible for unit-based compensation costs prior to the effective date. The Asphalt JV Employee Services Agreement terminated on December 31, 2012, and effective January 1, 2013, those employees became employees of Asphalt JV.

20. EMPLOYEE BENEFIT PLANS AND LONG-TERM INCENTIVE PLANS
Employee Benefit Plans
We rely on employees of NuStar GP, LLC to provide the necessary services to conduct our U.S. operations. NuStar GP, LLC sponsors various employee benefit plans.
The NuStar Pension Plan (the Pension Plan) is a qualified non-contributory defined benefit pension plan that became effective July 1, 2006. The Pension Plan covers substantially all of NuStar GP, LLC’s employees and generally provides eligible employees with retirement income calculated under a final average pay formula (FAP) or a cash balance formula. Employees hired before January 1, 2011 are covered under FAP, which is based on years of service and compensation during their period of service, and employees become fully vested in their benefits upon attaining five years of vesting service. Employees hired on January 1, 2011 or after are covered under the cash balance formula, which is based on age and service and interest credits, and employees become fully vested in their benefits upon attaining three years of vesting service. Effective January 1, 2014, the Pension Plan was amended to freeze the FAP benefit as of December 31, 2013 and all employees will be covered under the cash balance formula.
NuStar GP, LLC also maintains an excess pension plan (the Excess Pension Plan) which is a nonqualified deferred compensation plan that provides benefits to a select group of management or other highly compensated employees of NuStar GP, LLC. The supplemental executive retirement plan (the SERP) has no participants, and it will terminate in 2014 upon a final payment to the former participants.
The NuStar Thrift Plan (the Thrift Plan) is a qualified employee profit-sharing plan that became effective June 26, 2006. Participation in the Thrift Plan is voluntary and is open to substantially all NuStar GP, LLC employees upon their date of hire, except for part-time employees (as defined in the Thrift Plan), who become eligible upon completing one year of service (as

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

defined in the Thrift Plan). Thrift Plan participants can contribute from 1% up to 30% of their total annual compensation to the Thrift Plan in the form of pre-tax and/or after tax employee contributions. NuStar GP, LLC makes matching contributions in an amount equal to 100% of each participant’s employee contributions up to a maximum of 6% of the participant’s total annual compensation.

NuStar GP, LLC also maintains an excess thrift plan (the Excess Thrift Plan) that became effective July 1, 2006. The Excess Thrift Plan is a nonqualified deferred compensation plan that provides benefits to those employees of NuStar GP, LLC whose compensation and/or annual contributions under the Thrift Plan are subject to the limitations applicable to qualified retirement plans under the Code. Benefits under the Excess Thrift Plan are generally payable in a single lump sum payment upon the employee’s separation from service.
None of the Excess Thrift Plan, the Excess Pension Plan or the SERP is intended to constitute either a qualified plan under the provisions of Section 401 of the Code or a funded plan subject to the Employee Retirement Income Security Act.
NuStar GP, LLC also provides a medical benefits plan for retired employees. In 2013, the plan was amended for employees that retire on or after April 1, 2014 to provide a defined subsidy for eligible third-party health care premiums.
We also maintain several other defined contribution plans for certain international employees located in Canada, the Netherlands and the United Kingdom. For the years ended December 31, 2013, 2012 and 2011, our costs for these plans totaled $2.5 million, $2.6 million and $2.6 million, respectively.
Long-Term Incentive Plans
NuStar GP, LLC sponsors the following:

•
The Third Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), under which NuStar GP, LLC may award up to 3,250,000 NS common units. Awards under the 2000 LTIP can include NS unit options, restricted units, performance awards, distribution equivalent rights (DER) and contractual rights to receive common units. As of December 31, 2013, a total of 1,517,027 NS common units remained available to be awarded under the 2000 LTIP.

•
The 2006 Long-Term Incentive Plan (the 2006 LTIP) under which NuStar GP Holdings may award up to 2,000,000 NSH units to employees, consultants and directors of NuStar GP Holdings and its affiliates, including us. Awards under the 2006 LTIP can include NSH unit options, performance awards, DER, restricted units, phantom units, unit grants and unit appreciation rights. As of December 31, 2013, a total of 1,494,177 NSH units remained available to be awarded under the 2006 LTIP.

The 2003 Employee Unit Incentive Plan (the UIP), under which NuStar GP, LLC awarded NS common units to employees of NuStar GP, LLC or its affiliates, terminated on June 16, 2013. The 2002 Unit Option Plan (the UOP), under which NuStar GP, LLC awarded NS unit options to officers and directors of NuStar GP, LLC or its affiliates, terminated on March 22, 2012.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The number of awards granted under the above-described plans were as follows:

	Year Ended December 31,
	2013		2012		2011
	Granted	Vesting	Granted	Vesting	Granted	Vesting
2000 LTIP:
Performance awards	38,786	(a)	33,445	(a)	27,111	(a)
Restricted units (b)	269,182	1/5 per year	231,855	1/5 per year	208,195	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP, LLC)	8,904	1/3 per year	8,170	1/3 per year	6,760	1/3 per year
UIP:
Restricted units (c)	—	—	15,382	1/5 per year	14,005	1/5 per year
2006 LTIP:
Restricted units	18,620	1/5 per year	25,640	1/5 per year	24,970	1/5 per year
Restricted units (grants to non-employee directors of NuStar GP Holdings) (d)	13,183	1/3 per year	10,601	1/3 per year	9,987	1/3 per year

(a)	Performance awards vest 1/3 per year if certain performance measures are met.

(b)
The 2000 LTIP restricted unit grants include 3,882 restricted unit awards granted to certain international employees for the year ended December 31, 2013, that vest 1/3 per year , as defined in the award agreements.

(c)
The UIP restricted unit grants include 3,392 and 2,880 restricted unit awards granted to certain international employees for the years ended December 31, 2012 and 2011, respectively, that vest 1/3 per year , as defined in the award agreements.

(d)	We do not reimburse NuStar GP, LLC for compensation expense relating to these awards.
Our share of compensation expense related to the various long-term incentive plans and benefit plans described above is as follows:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
Long-term incentive plans	$9,818	$7,745	$8,521
Benefit plans	$18,204	$23,602	$13,684

21. OTHER INCOME (EXPENSE)
Other income (expense) consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
Foreign exchange gains (losses)	$7,707	$(1,429)	$1,902
(Loss) gain from sale or disposition of assets	(524)	(1,522)	155
Loss on deconsolidation of Asphalt JV	—	(23,800)	—
Storage agreement early termination costs	—	—	(5,000)
Contingent loss adjustment	—	—	(3,250)
Other, net	158	2,062	2,620
Other income (expense), net	$7,341	$(24,689)	$(3,573)
For the year ended December 31, 2011, “Other income (expense), net” included $5.0 million in costs associated with the early termination of a third-party storage agreement at the Paulsboro, New Jersey asphalt refinery and a contingent loss adjustment of $3.3 million related to a legal settlement.

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
On May 23, 2011, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Citigroup Global Markets Inc. (Citigroup). Under the Equity Distribution Agreement, we may from time to time sell an aggregate of up to $200.0 million NuStar Energy common units representing limited partner interests, using Citigroup as our sales agent. In September and October 2011, we issued 108,029 NuStar Energy common units under the Equity Distribution Agreement for net proceeds of $6.0 million, including a contribution of $0.1 million from our general partner to maintain its 2% general partner interest.
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in “Accumulated other comprehensive income (loss)” were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Total
	(Thousands of Dollars)
Balance as of January 1, 2011	$11,500	$35,000	$46,500
Other comprehensive loss before reclassifications	(15,425)	(53,452)	(68,877)
Net loss reclassified into (loss) income from discontinued operations	—	(5,030)	$(5,030)
Other comprehensive loss	(15,425)	(58,482)	(73,907)
Balance as of December 31, 2011	(3,925)	(23,482)	(27,407)
Other comprehensive income (loss) before reclassifications	9,579	(94,269)	(84,690)
Net loss reclassified into interest expense, net	—	1,749	1,749
Net loss reclassified into (loss) income from discontinued operations	—	51,483	51,483
Other comprehensive income (loss)	9,579	(41,037)	(31,458)
Balance as of December 31, 2012	5,654	(64,519)	(58,865)
Other comprehensive (loss) income before reclassifications	(19,312)	7,213	(12,099)
Net loss reclassified into interest expense, net	—	7,570	7,570
Other comprehensive (loss) income	(19,312)	14,783	(4,529)
Balance as of December 31, 2013	$(13,658)	$(49,736)	$(63,394)
Other comprehensive income (loss) attributable to the noncontrolling interest consisted of foreign currency translation adjustment losses of $0.1 million, gains of $1.1 million and losses of $3.0 million, for the years ended December 31, 2013, 2012 and 2011, respectively.
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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

allocated 100% to the general partner. The following table details the calculation of net income applicable to the general partner:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
Net income (loss) attributable to NuStar Energy L.P.	$(273,770)	$(226,616)	$221,461
Less general partner incentive distribution (a)	43,220	41,242	36,319
Net income (loss) after general partner incentive distribution	(316,990)	(267,858)	185,142
General partner interest	2%	2%	2%
General partner allocation of net income (loss) after general partner incentive distribution	(6,338)	(5,356)	3,703
General partner incentive distribution	43,220	41,242	36,319
Net income applicable to general partner	$36,882	$35,886	$40,022

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

The following table reflects the allocation of total cash distributions to our general and limited partners applicable to the period in which the distributions were earned:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$7,844	$7,486	$6,630
General partner incentive distribution	43,220	41,242	36,326
Total general partner distribution	51,064	48,728	42,956
Limited partners’ distribution	341,140	325,526	288,550
Total cash distributions	$392,204	$374,254	$331,506

Cash distributions per unit applicable to limited partners	$4.380	$4.380	$4.360

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions (Thousands of Dollars)	Record Date	Payment Date
December 31, 2013 (a)	$1.095	$98,051	February 10, 2014	February 14, 2014
September 30, 2013	$1.095	$98,051	November 11, 2013	November 14, 2013
June 30, 2013	$1.095	$98,051	August 5, 2013	August 9, 2013
March 31, 2013	$1.095	$98,051	May 6, 2013	May 10, 2013

(a)	The distribution was announced on January 30, 2014.

23. NET (LOSS) INCOME PER UNIT
The following table details the calculation of earnings per unit:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars, Except Per Unit Data)
Net (loss) income attributable to NuStar Energy L.P.	$(273,770)	$(226,616)	$221,461
Less general partner distribution (including IDR)	51,064	48,728	42,948
Less limited partner distribution	341,140	325,526	288,497
Distributions greater than earnings	$(665,974)	$(600,870)	$(109,984)

General partner earnings:
Distributions	$51,064	$48,728	$42,948
Allocation of distributions greater than earnings (2%)	(13,318)	(12,019)	(2,201)
Total	$37,746	$36,709	$40,747

Limited partner earnings:
Distributions	$341,140	$325,526	$288,497
Allocation of distributions greater than earnings (98%)	(652,656)	(588,851)	(107,783)
Total	$(311,516)	$(263,325)	$180,714

Weighted-average limited partner units outstanding	77,886,078	72,957,417	65,018,301

Net (loss) income per unit applicable to limited partners	$(4.00)	$(3.61)	$2.78

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

24. STATEMENTS OF CASH FLOWS
Changes in current assets and current liabilities were as follows:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$107,209	$160,435	$(230,980)
Receivable from related parties	58,692	(113,018)	—
Inventories	31,975	112,589	(160,139)
Income tax receivable	414	2,921	(4,265)
Other current assets	25,725	(26,050)	(1,825)
Increase (decrease) in current liabilities:
Accounts payable	(96,330)	(43,451)	140,898
Payable to related party	6,922	(5,339)	(3,603)
Accrued interest payable	9,370	(6,092)	126
Accrued liabilities	(32,452)	11,259	(10,087)
Taxes other than income tax	(87)	(2,444)	2,574
Income tax payable	1,338	(563)	1,848
Changes in current assets and current liabilities	$112,776	$90,247	$(265,453)
The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to:

•	the changes in assets held for sale being reflected in the line items to which the changes relate in the table above;

•	current assets and current liabilities acquired and disposed during the period;

•	the change in the amount accrued for capital expenditures; and

•	the effect of foreign currency translation.
Non-cash investing and financing activities for the years ended December 31, 2013, 2012 and 2011 mainly consist of changes in the fair values of our fixed-to-floating and forward-starting interest rate swaps.
Cash flows related to interest and income taxes were as follows:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$113,805	$110,679	$109,027
Cash paid for income taxes, net of tax refunds received	$11,386	$21,032	$14,920

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

25. INCOME TAXES
Components of income tax expense related to certain of our continuing operations conducted through separate taxable wholly owned corporate subsidiaries were as follows:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
Current:
U.S.	$3,098	$4,416	$3,769
Foreign	9,273	16,480	8,596
Total current	12,371	20,896	12,365

Deferred:
U.S.	1,687	7,494	2,962
Foreign	(1,305)	(3,940)	3,228
Total deferred	382	3,554	6,190

Total income tax expense	$12,753	$24,450	$18,555
The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax due to our status as a limited partnership.
The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2013	2012
	(Thousands of Dollars)
Deferred income tax assets:
Net operating losses	$28,945	$25,567
Environmental and legal reserves	433	291
Valuation allowance	(12,237)	(78)
Other	1,772	—
Total deferred income tax assets	18,913	25,780

Deferred income tax liabilities:
Property, plant and equipment	(40,494)	(54,155)
Other	—	(631)
Total deferred income tax liabilities	(40,494)	(54,786)

Net deferred income tax liability	$(21,581)	$(29,006)

Reported on the consolidated balance sheets as:
Deferred income tax asset	$5,769	$3,108
Deferred income tax liability	(27,350)	(32,114)
Net deferred income tax liability	$(21,581)	$(29,006)

As of December 31, 2013, our U.S. and foreign corporate operations have net operating loss carryforwards for tax purposes totaling approximately $80.0 million and $4.7 million, respectively, which are subject to various limitations on use and expire in years 2021 through 2033 for U.S. losses and in years 2017 and 2018 for foreign losses.
As of December 31, 2013 and 2012, we recorded a valuation allowance of $12.2 million and $0.1 million, respectively, related to our deferred tax assets. We estimate the amount of valuation allowance based upon our expectations of taxable income in the

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

various jurisdictions in which we operate and the period over which we can utilize those future deductions. The valuation allowance reflects uncertainties related to our ability to utilize certain net operating loss carryforwards before they expire. In 2013, we increased the valuation allowance for the U.S. and foreign net operating loss by $10.3 million and $1.8 million, respectively, due to changes in our estimates of the amount of those loss carryforwards that will be realized, based upon future taxable income.
The realization of net deferred income tax assets recorded as of December 31, 2013 is dependent upon our ability to generate future taxable income in the United States. We believe it is more likely than not that the deferred income tax assets as of December 31, 2013 will be realized, based on expected future taxable income.
Grace Energy Corporation Matter
In connection with the settlement of a legal matter, we recognized a pre-tax gain of $28.7 million in 2012 within one of our taxable subsidiaries. As a result, we recorded related income tax expense of $10.1 million, resulting from the reduction of the related deferred income tax asset.
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
Effective January 1, 2011, the Netherlands Antilles ceased to exist, and St. Eustatius became part of the Netherlands. The Netherlands Tax Ministry contends that as of January 2011, we are subject to real estate tax rather than profit tax as expressed in our tax agreement.  In 2013, the Ministry issued a property tax assessment for years 2011 through 2012. We objected to and appealed the assessment.  In 2013, we filed a lawsuit in the Netherlands civil court seeking to enforce the terms of our existing St. Eustatius tax agreement.  We believe it is likely that we will prevail in the lawsuit.

26. SEGMENT INFORMATION

Our reportable business segments consist of storage, pipeline (formerly known as the transportation segment), and fuels marketing. In 2013, we changed the name of the “Asphalt and Fuels Marketing” segment to the “Fuels Marketing” segment since this name more accurately reflects the operations that remain after the Asphalt Sale and the San Antonio Refinery Sale.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

published tariff. Related party revenues mainly result from storage agreements with our joint ventures and the noncontrolling shareholder of our Turkey subsidiary.
Results of operations for the reportable segments were as follows:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
Revenues:
Storage:
Third parties	$518,253	$517,699	$500,303
Intersegment	32,044	59,168	46,324
Related party	6,252	1,199	—
Total storage	556,549	578,066	546,627
Pipeline:
Third parties	411,529	340,455	311,449
Intersegment	—	—	65
Total pipeline	411,529	340,455	311,514
Fuels marketing:
Third parties	2,519,053	5,085,592	5,445,877
Intersegment	—	—	9,782
Related party	8,645	791	—
Total fuels marketing	2,527,698	5,086,383	5,455,659
Consolidation and intersegment eliminations	(32,044)	(59,168)	(56,171)
Total revenues	$3,463,732	$5,945,736	$6,257,629

Depreciation and amortization expense:
Storage	$99,868	$88,217	$82,921
Pipeline	68,871	52,878	51,165
Fuels marketing	27	11,253	20,949
Total segment depreciation and amortization expense	168,766	152,348	155,035
Other depreciation and amortization expense	10,155	7,441	6,738
Total depreciation and amortization expense	$178,921	$159,789	$161,773

Operating (loss) income:
Storage	$(127,484)	$198,842	$196,508
Pipeline	208,293	158,590	146,403
Fuels marketing	(126)	(296,785)	71,854
Consolidation and intersegment eliminations	1,437	7,939	5,906
Total segment operating income	82,120	68,586	420,671
Less general and administrative expenses	91,086	104,756	103,050
Less other depreciation and amortization expense	10,155	7,441	6,738
Other asset impairment loss	—	3,295	—
Gain on legal settlement	—	(28,738)	—
Total operating (loss) income	$(19,121)	$(18,168)	$310,883

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenues by geographic area are shown in the table below.

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
United States	$2,340,694	$4,230,607	$4,521,553
Netherlands	1,027,260	1,438,297	1,564,062
Other	95,778	276,832	172,014
Consolidated revenues	$3,463,732	$5,945,736	$6,257,629

For the years ended December 31, 2013, 2012 and 2011, Valero Energy Corporation accounted for approximately 15%, or $534.2 million, 11%, or $668.1 million, and 11%, or $684.1 million, of our consolidated revenues, respectively. These revenues were included in all of our reportable business segments. No other single customer accounted for 10% or more of our consolidated revenues.

Total amounts of property, plant and equipment, net by geographic area were as follows:

	December 31,
	2013	2012
	(Thousands of Dollars)
United States	$2,635,792	$2,560,608
Netherlands	467,660	454,560
Other	207,201	223,292
Consolidated long-lived assets	$3,310,653	$3,238,460

Total assets by reportable segment were as follows:

	December 31,
	2013	2012
	(Thousands of Dollars)
Storage	$2,275,183	$2,627,946
Pipeline	1,797,698	1,720,711
Fuels marketing	445,882	885,661
Total segment assets	4,518,763	5,234,318
Other partnership assets	513,423	378,771
Total consolidated assets	$5,032,186	$5,613,089

Capital expenditures, including acquisitions and investments in other noncurrent assets, by reportable segment were as follows:

	Year Ended December 31,
	2013	2012	2011
	(Thousands of Dollars)
Storage	$170,637	$161,672	$263,918
Pipeline	165,096	493,028	45,170
Fuels marketing	69	20,333	90,683
Other partnership assets	7,518	53,982	45,569
Total capital expenditures	$343,320	$729,015	$445,340

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

27. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
NuStar Energy has no operations, and its assets consist mainly of its investments in NuStar Logistics and NuPOP, both wholly owned subsidiaries. The senior and subordinated notes issued by NuStar Logistics are fully and unconditionally guaranteed by NuStar Energy and NuPOP. As a result, the following condensed consolidating financial statements are presented as an alternative to providing separate financial statements for NuStar Logistics and NuPOP.

Condensed Consolidating Balance Sheets
December 31, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$904	$22,307	$—	$77,532	$—	$100,743
Receivables, net	—	87,899	13,281	231,220	(6)	332,394
Inventories	—	2,083	2,879	133,195	(10)	138,147
Income tax receivable	—	—	—	826	—	826
Other current assets	—	18,109	2,334	19,009	—	39,452
Assets held for sale	—	—	—	21,987	—	21,987
Intercompany receivable	—	1,521,552	—	—	(1,521,552)	—
Total current assets	904	1,651,950	18,494	483,769	(1,521,568)	633,549
Property, plant and equipment, net	—	1,556,893	573,694	1,180,066	—	3,310,653
Intangible assets, net	—	16,993	—	54,256	—	71,249
Goodwill	—	149,453	170,652	297,324	—	617,429
Investment in wholly owned subsidiaries	2,469,331	177,961	860,787	918,339	(4,426,418)	—
Investment in joint ventures	—	—	—	68,735	—	68,735
Deferred income tax asset	—	—	—	5,769	—	5,769
Note receivable from related party, net	—	165,440	—	—	—	165,440
Other long-term assets, net	611	118,254	26,331	14,166	—	159,362
Total assets	$2,470,846	$3,836,944	1,649,958	$3,022,424	$(5,947,986)	$5,032,186
Liabilities and Partners’ Equity
Payables	$123	$84,533	$7,517	$214,909	$(6)	$307,076
Accrued interest payable	—	33,066	—	47	—	33,113
Accrued liabilities	585	18,850	6,133	13,064	—	38,632
Taxes other than income tax	125	6,272	2,873	475	—	9,745
Income tax payable	—	618	6	3,382	—	4,006
Intercompany payable	504,483	—	714,847	302,222	(1,521,552)	—
Total current liabilities	505,316	143,339	731,376	534,099	(1,521,558)	392,572
Long-term debt, less current portion	—	2,655,553	—	—	—	2,655,553
Long-term payable to related party	—	35,696	—	5,443	—	41,139
Deferred income tax liability	—	—	—	27,350	—	27,350
Other long-term liabilities	—	4,961	306	6,511	—	11,778
Total partners’ equity	1,965,530	997,395	918,276	2,449,021	(4,426,428)	1,903,794
Total liabilities and partners’ equity	$2,470,846	$3,836,944	$1,649,958	$3,022,424	$(5,947,986)	$5,032,186

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets
December 31, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$7,033	$1,112	$—	$75,457	$—	$83,602
Receivables, net	—	157,452	10,561	340,144	(10,381)	497,776
Inventories	—	2,320	5,590	165,349	(31)	173,228
Income tax receivable	—	—	—	1,265	—	1,265
Other current assets	—	26,353	1,468	37,417	—	65,238
Assets held for sale	—	35,337	—	82,997	—	118,334
Intercompany receivable	—	353,384	599,599	—	(952,983)	—
Total current assets	7,033	575,958	617,218	702,629	(963,395)	939,443
Property, plant and equipment, net	—	1,423,991	582,299	1,232,170	—	3,238,460
Intangible assets, net	—	18,733	—	73,702	—	92,435
Goodwill	—	145,990	170,652	634,382	—	951,024
Investment in wholly owned subsidiaries	3,133,097	161,957	1,208,595	2,329,595	(6,833,244)	—
Investment in joint ventures	—	35,883	—	67,062	—	102,945
Deferred income tax asset	—	—	—	3,108	—	3,108
Note receivable from related party, net	—	95,711	—	—	—	95,711
Other long-term assets, net	490	148,384	26,330	14,759	—	189,963
Total assets	$3,140,620	$2,606,607	$2,605,094	$5,057,407	$(7,796,639)	$5,613,089
Liabilities and Partners’ Equity
Current portion of long-term debt	$—	$1,313	$250,967	$34,142	$—	$286,422
Payables	15	122,706	12,657	274,044	(10,381)	399,041
Accrued interest payable	—	22,512	1,224	5	—	23,741
Accrued liabilities	862	76,322	7,542	39,477	—	124,203
Taxes other than income tax	129	5,671	2,830	1,263	—	9,893
Income tax payable	—	247	—	2,424	—	2,671
Intercompany payable	508,365	—	—	444,618	(952,983)	—
Total current liabilities	509,371	228,771	275,220	795,973	(963,364)	845,971
Long-term debt, less current portion	—	2,124,582	—	—	—	2,124,582
Long-term payable to related party	—	12,629	—	5,442	—	18,071
Deferred income tax liability	—	—	—	32,114	—	32,114
Other long-term liabilities	—	2,701	279	4,376	—	7,356
Total partners’ equity	2,631,249	237,924	2,329,595	4,219,502	(6,833,275)	2,584,995
Total liabilities and partners’ equity	$3,140,620	$2,606,607	$2,605,094	$5,057,407	$(7,796,639)	$5,613,089

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income (Loss)
For the Year Ended December 31, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
Revenues	$—	$415,128	$218,591	$2,864,160	$(34,147)	$3,463,732
Costs and expenses	1,908	242,743	147,117	3,125,253	(34,168)	3,482,853
Operating (loss) income	(1,908)	172,385	71,474	(261,093)	21	(19,121)
Equity in (loss) earnings of subsidiaries	(271,862)	16,531	(347,808)	(281,327)	884,466	—
Equity in (loss) earnings of joint ventures	—	(49,599)	—	9,629	—	(39,970)
Interest expense (income), net	—	(116,624)	(4,851)	469	—	(121,006)
Other (expense) income, net	—	(115)	(127)	7,583	—	7,341
(Loss) income from continuing operations before income tax expense	(273,770)	22,578	(281,312)	(524,739)	884,487	(172,756)
Income tax expense	—	579	8	12,166	—	12,753
(Loss) income from continuing operations	(273,770)	21,999	(281,320)	(536,905)	884,487	(185,509)
Income (loss) from discontinued operations, net of tax	—	(12,317)	—	(86,845)	—	(99,162)
Net (loss) income	(273,770)	9,682	(281,320)	(623,750)	884,487	(284,671)
Less net loss attributable to noncontrolling interest	—	—	—	(10,901)	—	(10,901)
Net (loss) income attributable to NuStar Energy L.P.	$(273,770)	$9,682	$(281,320)	$(612,849)	$884,487	$(273,770)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income (Loss)
For the Year Ended December 31, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$362,451	$210,712	$5,397,626	$(25,053)	$5,945,736
Costs and expenses	1,699	216,159	151,185	5,620,326	(25,465)	5,963,904
Operating (loss) income	(1,699)	146,292	59,527	(222,700)	412	(18,168)
Equity in (loss) earnings of subsidiaries	(224,917)	(361,830)	65,505	112,818	408,424	—
Equity in (loss) earnings of joint ventures	—	(16,117)	—	6,739	—	(9,378)
Interest expense, net	—	(76,311)	(12,546)	(459)	—	(89,316)
Other (expense) income, net	—	(26,596)	1,679	228	—	(24,689)
(Loss) income from continuing operations before income tax expense	(226,616)	(334,562)	114,165	(103,374)	408,836	(141,551)
Income tax expense	—	255	1,329	22,866	—	24,450
(Loss) income from continuing operations	(226,616)	(334,817)	112,836	(126,240)	408,836	(166,001)
Loss from discontinued operations, net of tax	—	(2,085)	—	(58,765)	(386)	(61,236)
Net (loss) income	(226,616)	(336,902)	112,836	(185,005)	408,450	(227,237)
Less net loss attributable to noncontrolling interest	—	—	—	(621)	—	(621)
Net (loss) income attributable to NuStar Energy L.P.	$(226,616)	$(336,902)	$112,836	$(184,384)	$408,450	$(226,616)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income (Loss)
For the Year Ended December 31, 2011
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$296,142	$199,569	$5,794,433	$(32,515)	$6,257,629
Costs and expenses	1,663	174,360	142,077	5,661,577	(32,931)	5,946,746
Operating (loss) income	(1,663)	121,782	57,492	132,856	416	310,883
Equity in earnings of subsidiaries	223,125	12,883	108,644	145,218	(489,870)	—
Equity in earnings of joint venture	—	—	—	11,458	—	11,458
Interest expense, net	—	(56,389)	(22,840)	(2,310)	—	(81,539)
Other income (expense), net	—	1,309	1,936	(6,818)	—	(3,573)
Income from continuing operations before income tax expense	221,462	79,585	145,232	280,404	(489,454)	237,229
Income tax expense (benefit)	1	(575)	13	19,116	—	18,555
Income from continuing operations	221,461	80,160	145,219	261,288	(489,454)	218,674
(Loss) income from discontinued operations, net of tax	—	(2,334)	—	5,261	—	2,927
Net income	221,461	77,826	145,219	266,549	(489,454)	221,601
Less net income attributable to noncontrolling interest	—	—	—	140	—	140
Net income attributable to NuStar Energy L.P.	$221,461	$77,826	$145,219	$266,409	$(489,454)	$221,461

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Year Ended December 31, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(273,770)	$9,682	$(281,320)	$(623,750)	$884,487	$(284,671)

Other comprehensive (loss) income:
Foreign currency translation adjustment	—	(3,090)	—	(16,274)	—	(19,364)
Net unrealized loss on cash flow hedges	—	7,213	—	—	—	7,213
Net loss reclassified into income on cash flow hedges	—	7,570	—	—	—	7,570
Total other comprehensive loss	—	11,693	—	(16,274)	—	(4,581)

Comprehensive (loss) income	(273,770)	21,375	(281,320)	(640,024)	884,487	(289,252)
Less comprehensive gain attributable to noncontrolling interest	—	—	—	(10,953)	—	(10,953)
Comprehensive (loss) income attributable to NuStar Energy L.P.	$(273,770)	$21,375	$(281,320)	$(629,071)	$884,487	$(278,299)

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$390,002	$210,742	$84,490	$192,228	$(392,243)	$485,219
Cash flows from investing activities:
Capital expenditures	—	(224,798)	(19,049)	(99,473)	—	(343,320)
Change in accounts payable related to capital expenditures	—	(9,700)	824	3,492	—	(5,384)
Proceeds from sale or disposition of assets	—	118,806	35	165	—	119,006
Increase in note receivable from related party	—	(80,961)	—	—	—	(80,961)
Investment in subsidiaries	(302)	527	—	3	(228)	—
Other	302	(604)	—	—	—	(302)
Net cash used in investing activities	—	(196,730)	(18,190)	(95,813)	(228)	(310,961)
Cash flows from financing activities:
Debt borrowings	—	1,738,451	—	—	—	1,738,451
Debt repayments	—	(1,866,282)	(250,000)	(34,461)	—	(2,150,743)
Proceeds from note offering, net of issuance costs	—	686,863	—	—	—	686,863
Distributions to unitholders and general partner	(392,204)	(392,204)	—	(39)	392,243	(392,204)
Payments for termination of interest rate swaps	—	(33,697)	—	—	—	(33,697)
Contributions from (distributions to) affiliates	—	302	—	(530)	228	—
Net intercompany borrowings (repayments)	(3,880)	(128,277)	183,700	(51,543)	—	—
Other, net	(47)	2,027	—	—	—	1,980
Net cash (used in) provided by financing activities	(396,131)	7,183	(66,300)	(86,573)	392,471	(149,350)
Effect of foreign exchange rate changes on cash	—	—	—	(7,767)	—	(7,767)
Net increase in cash and cash equivalents	(6,129)	21,195	—	2,075	—	17,141
Cash and cash equivalents as of the beginning of the period	7,033	1,112	—	75,457	—	83,602
Cash and cash equivalents as of the end of the period	$904	$22,307	$—	$77,532	$—	$100,743

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2012
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$363,639	$86,333	$81,700	$149,369	$(381,838)	$299,203
Cash flows from investing activities:
Capital expenditures	—	(292,873)	(16,114)	(101,608)	—	(410,595)
Acquisitions	—	(201,610)	—	(114,200)	—	(315,810)
Investment in other long-term assets	—	—	—	(2,610)	—	(2,610)
Proceeds from sale or disposition of assets	—	441,442	4,537	32,947	—	478,926
Increase in note receivable from related party	—	(95,711)	—	—	—	(95,711)
Investment in subsidiaries	(337,123)	(114,200)	—	(34)	451,357	—
Net cash used in investing activities	(337,123)	(262,952)	(11,577)	(185,505)	451,357	(345,800)
Cash flows from financing activities:
Debt borrowings	—	2,621,025	—	—	—	2,621,025
Debt repayments	—	(2,470,355)	(250,000)	—	—	(2,720,355)
Proceeds from senior note offering, net of issuance costs	—	247,398	—	—	—	247,398
Issuance of common units, net of issuance costs	336,415	—	—	—	—	336,415
General partner contribution	7,121	—	—	—	—	7,121
Distributions to unitholders and general partner	(365,279)	(365,279)	—	(16,567)	381,846	(365,279)
Payments for termination of interest rate swaps	—	(5,678)	—	—	—	(5,678)
Contributions from (distributions to) affiliates	—	337,123	—	114,234	(451,357)	—
Net intercompany borrowings (repayments)	2,254	(177,851)	179,877	(4,272)	(8)	—
Other, net	(133)	(9,845)	—	—	—	(9,978)
Net cash (used in) provided by financing activities	(19,622)	176,538	(70,123)	93,395	(69,519)	110,669
Effect of foreign exchange rate changes on cash	—	1,179	—	854	—	2,033
Net increase cash and cash equivalents	6,894	1,098	—	58,113	—	66,105
Cash and cash equivalents as of the beginning of the period	139	14	—	17,344	—	17,497
Cash and cash equivalents as of the end of the period	$7,033	$1,112	$—	$75,457	$—	$83,602

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

28. QUARTERLY FINANCIAL DATA (UNAUDITED)

As further discussed in Note 5, we reclassified certain storage assets as “Assets held for sale” on the consolidated balance sheet as of December 31, 2013. We presented the results of operations for those facilities as discontinued operations for all periods presented. As a result, the amounts shown below differ from those previously reported in our quarterly reports on Form 10-Q and in our annual report for the year ended December 31, 2012.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)
2013:
Revenues	$998,186	$902,014	$778,145	$785,387	$3,463,732
Operating income (loss)	$63,358	$76,972	$68,751	$(228,202)	$(19,121)
Income (loss) from continuing operations	$19,599	$34,712	$35,682	$(275,502)	$(185,509)
Income (loss) from discontinued operations, net of tax	4,805	(1,743)	(2,446)	(99,778)	(99,162)
Net income (loss)	$24,404	$32,969	$33,236	$(375,280)	$(284,671)
Net income (loss) per unit applicable to limited partners:
Continuing operations	$0.10	$0.30	$0.31	$(3.60)	$(2.89)
Discontinued operations	0.07	(0.02)	(0.03)	(1.13)	(1.11)
Total	$0.17	$0.28	$0.28	$(4.73)	$(4.00)
Cash distributions per unit applicable to limited partners	$1.095	$1.095	$1.095	$1.095	$4.380

2012:
Revenues	$1,606,449	$1,764,667	$1,591,730	$982,890	$5,945,736
Operating income (loss)	$60,882	$(201,925)	$62,750	$60,125	$(18,168)
Income (loss) from continuing operations	$39,978	$(241,871)	$17,000	$18,892	$(166,001)
Loss from discontinued operations, net of tax	(13,724)	(4,939)	(12,658)	(29,915)	(61,236)
Net income (loss)	$26,254	$(246,810)	$4,342	$(11,023)	$(227,237)
Net income (loss) per unit applicable to limited partners:
Continuing operations	$0.41	$(3.48)	$0.08	$0.10	$(2.79)
Discontinued operations	(0.18)	(0.08)	(0.17)	(0.37)	(0.82)
Total	$0.23	$(3.56)	$(0.09)	$(0.27)	$(3.61)
Cash distributions per unit applicable to limited partners	$1.095	$1.095	$1.095	$1.095	$4.380

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

29. SUBSEQUENT EVENTS

On February 26, 2014, we sold our remaining 50% ownership interest in Asphalt JV to  Lindsay Goldberg, and Lindsay Goldberg now owns 100% of Asphalt JV.  Since we no longer own any part of Asphalt JV,  we ceased applying the equity method of accounting.  Upon the sale, the NuStar JV Facility was converted from a revolving credit agreement into a term loan (the Term Loan) with a reduced principal, and the Term Loan will continue to step down from $190.0 million over time: first, to $175.0 million on December 31, 2014 and then to $150.0 million on September 30, 2015. While the Term Loan does not provide for any scheduled amortization payments,  Asphalt JV is required to use all of its excess cash, as defined in the agreement, to repay the Term Loan.   Like the NuStar JV Facility, the Term Loan must be repaid in full on September 28, 2019. NuStar Logistics’ obligation to provide credit support will be reduced in two years.  This entire support obligation will terminate no later than September 28, 2019.   Also at the time of the sale, the parties agreed to: terminate the service agreements for our terminals in Rosario, NM, Catoosa, OK and Houston, TX, amend the terminal services agreements for the Baltimore, MD and Jacksonville, FL terminals, and transfer the title to both the Wilmington, NC and Dumfries, VA terminals to Asphalt JV.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were operating effectively as of December 31, 2013.
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
Set forth below is certain information concerning the directors and executive officers of NuStar GP, LLC, effective as of January 1, 2014.

Name	Age	Position Held with NuStar GP, LLC
William E. Greehey	77	Chairman of the Board
Bradley C. Barron	48	President, Chief Executive Officer (CEO) and Director
J. Dan Bates	69	Director
Dan J. Hill	73	Director
Rodman D. Patton	70	Director
W. Grady Rosier	65	Director
Mary Rose Brown	57	Executive Vice President and Chief Administrative Officer
Douglas W. Comeau	57	Executive Vice President
Thomas R. Shoaf	55	Executive Vice President and Chief Financial Officer (CFO)
Amy L. Perry	45	Senior Vice President, General Counsel-Corporate & Commercial Law and Corporate Secretary
Karen M. Thompson	46	Senior Vice President and General Counsel-Litigation, Regulatory & Environmental
Jorge A. del Alamo	44	Vice President and Controller
As a limited partnership, we are not required by the NYSE rules to have a nominating committee, and the Board has historically performed the functions served by a nominating committee. However, in 2013, the Board created a Nominating/Governance & Conflicts Committee to identify candidates for membership on the Board. In accordance with our Corporate Governance Guidelines, individuals are considered for membership on the Board based on their character, judgment, integrity, diversity, age, skills (including financial literacy), independence and experience in the context of the overall needs of the Board. Our directors are also selected based on their knowledge about our industry and their respective experience leading or advising large companies. We require that our directors have the ability to work collegially, exercise good judgment and think critically. In addition, we ask that our directors commit to working hard for our company. The Nominating/Governance & Conflicts Committee strives to find the best possible candidates to represent the interests of NuStar Energy L.P. and its unitholders. As part of its annual self-assessment process, the Board and each of its committees evaluates the mix of independent and non-independent directors, as well as the performance of the directors and the committees, and the Board annually elects a presiding director.
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
Mr. Barron became CEO, President and a director of NuStar GP, LLC and NuStar GP Holdings in January 2014. He served as Executive Vice President and General Counsel of NuStar GP, LLC and NuStar GP Holdings from February 2012 until his promotion in January 2014. From April 2007 to February 2012, he served as Senior Vice President and General Counsel of NuStar GP, LLC and NuStar GP Holdings. Mr. Barron also served as Secretary of NuStar GP, LLC and NuStar GP Holdings from April 2007 to February 2009. He served as Vice President, General Counsel and Secretary of NuStar GP, LLC from January 2006 until April 2007 and as Vice President, General Counsel and Secretary of NuStar GP Holdings from March 2006 until April 2007. He has been with NuStar GP, LLC since July 2003 and prior to that, was with Valero Energy from January 2001 to July 2003.

Mr. Bates became a director of NuStar GP, LLC in April 2006. He has been President and CEO of the Southwest Research Institute since 1997. Mr. Bates also serves as Chairman of the board of Signature Science L.L.C., Vice Chairman of Southwest Automotive Research Center and as a director of both Broadway Bank and Broadway Bankshares, Inc. He served as Chairman or Vice Chairman of the board of directors of the Federal Reserve Bank of Dallas’ San Antonio Branch from January 2005 through December 2009.
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
Mr. Rosier became a director of NuStar GP, LLC in March 2013. He has been the President and CEO of McLane Company, Inc., a $44 billion supply chain services company and subsidiary of Berkshire Hathaway, Inc., since February 1995. Mr. Rosier has been with McLane Company, Inc. since 1984, serving in various senior management positions prior to his current position. Mr. Rosier has also served as a director of NVR, Inc. since December 2008. He was formerly a director of Tandy Brands Accessories, Inc. from February 2006 to October 2011, serving as the lead director from October 2009 to October 2010.
Ms. Brown became Executive Vice President and Chief Administrative Officer of NuStar GP, LLC and NuStar GP Holdings in April 2013. She served as Executive Vice President-Administration of NuStar GP, LLC and NuStar GP Holdings from February 2012 until her promotion in April 2013. Ms. Brown served as Senior Vice President-Administration of NuStar GP, LLC from April 2008 through February 2012. She served as Senior Vice President-Corporate Communications of NuStar GP, LLC from April 2007 through April 2008. Prior to her service to NuStar GP, LLC, Ms. Brown served as Senior Vice President-Corporate Communications for Valero Energy from September 1997 to April 2007.
Mr. Comeau became Executive Vice President of NuStar GP, LLC and NuStar GP Holdings in September 2012. He served as Senior Vice President-Corporate Development and Strategic Planning of NuStar GP, LLC from March 2012 until his promotion in September 2012. Prior to his service to NuStar GP, LLC, Mr. Comeau served as Vice President and General Manager of the Benicia Refinery for Valero Energy from August 2003 to March 2012. He served as Vice President-Strategic Capital Review for Valero Energy from January 2001 to August 2003.
Mr. Shoaf became Executive Vice President and CFO of NuStar GP, LLC and NuStar GP Holdings in January 2014. He served as Senior Vice President and Controller of NuStar GP, LLC and NuStar GP Holdings from February 2012 until his promotion in January 2014. Mr. Shoaf served as Vice President and Controller of NuStar GP, LLC from July 2005 to February 2012 and Vice President and Controller of NuStar GP Holdings from March 2006 until February 2012. He served as Vice President-Structured Finance for Valero Corporate Services Company, a subsidiary of Valero Energy, from 2001 until his appointment with NuStar GP, LLC.
Ms. Perry became Senior Vice President, General Counsel-Corporate & Commercial Law and Corporate Secretary of NuStar GP, LLC and NuStar GP Holdings in January 2014. She served as Vice President, Assistant General Counsel and Corporate Secretary of NuStar GP, LLC and as Corporate Secretary of NuStar GP Holdings from February 2010 until her promotion in January 2014. From June 2005 to February 2010 she served as Assistant General Counsel and Assistant Secretary of NuStar GP, LLC and from March 2006 to February 2010, Assistant Secretary of NuStar GP Holdings. Prior to her service at NuStar GP, LLC, Ms. Perry served as Counsel to Valero Energy.
Ms. Thompson became Senior Vice President, General Counsel-Litigation, Regulatory & Environmental of NuStar GP, LLC and NuStar GP Holdings in January 2014. She served as Vice President, Assistant General Counsel and Assistant Secretary of NuStar GP, LLC from February 2010 until her promotion in January 2014. From May 2007 to February 2010 she served as Assistant General Counsel and Assistant Secretary of NuStar GP, LLC. Prior to her service at NuStar GP, LLC, Ms. Thompson served as Senior Counsel to Valero Energy.

Mr. del Alamo became Vice President and Controller of NuStar GP, LLC and NuStar GP Holdings in January 2014. He served as Vice President and Assistant Controller of NuStar GP, LLC from July 2010 until his promotion in January 2014. From April 2008 to February 2010 he served as Assistant Controller of NuStar GP, LLC. Prior to his service at NuStar GP, LLC, Mr. del Alamo served as Director-Sarbanes-Oxley Compliance to Valero Energy.
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of NuStar Energy L.P.’s equity securities to file certain reports with the Securities and Exchange Commission (SEC) concerning their beneficial ownership of NuStar Energy’s equity securities within two business days. We believe that during the year ended December 31, 2013 all Section 16(a) reports applicable to our executive officers, directors and greater than 10% stockholders were timely filed.

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
CORPORATE GOVERNANCE
AUDIT COMMITTEE
The Audit Committee reviews and reports to the Board on various auditing and accounting matters, including the quality, objectivity and performance of NuStar Energy’s internal and external accountants and auditors, the adequacy of its financial controls and the reliability of financial information reported to the public. The Audit Committee also monitors NuStar Energy’s compliance with environmental laws and regulations. The Board has adopted a written charter for the Audit Committee, a copy of which is available on NuStar Energy’s website at www.nustarenergy.com. The members of the Audit Committee during 2013 were Mr. Patton (Chairman), Mr. Bates, Mr. Hill and Mr. Rosier. The Audit Committee met seven times in 2013. For further information, see the “Report of the Audit Committee” below.
The Board has determined that Mr. Patton is an “audit committee financial expert” (as defined by the SEC), and that he is “independent” as that term is used in the NYSE Listing Standards.
REPORT OF THE AUDIT COMMITTEE FOR FISCAL YEAR 2013
Management of NuStar GP, LLC is responsible for NuStar Energy’s internal controls and the financial reporting process. KPMG LLP (KPMG), NuStar Energy’s independent registered public accounting firm for the year ended December 31, 2013, is responsible for performing an independent audit of NuStar Energy’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) and generally accepted auditing standards, and an audit of NuStar Energy’s internal control over financial reporting in accordance with the standards of the PCAOB, and issuing a report thereon. The Audit Committee monitors and oversees these processes and approves the selection and appointment of NuStar Energy’s independent registered public accounting firm and recommends the ratification of such selection and appointment to the Board.

The Audit Committee has reviewed and discussed NuStar Energy’s audited consolidated financial statements with management and KPMG. The Audit Committee has discussed with KPMG the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA Professional Standards, Vol. 1 AU Section 380) as adopted by the PCAOB in Rule 3200T. The Audit Committee has received written disclosures and the letter from KPMG required by applicable requirements of the PCAOB concerning independence and has discussed with KPMG its independence.
Based on the foregoing review and discussions and such other matters the Audit Committee deemed relevant and appropriate, the Audit Committee recommended to the Board that the audited consolidated financial statements of NuStar Energy be included in NuStar Energy’s Annual Report on Form 10-K for the year ended December 31, 2013.
Members of the Audit Committee:
Rodman D. Patton (Chairman)
J. Dan Bates
Dan J. Hill
W. Grady Rosier
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

Evaluation of Compensation Risk. The Compensation Committee has focused on aligning our compensation policies with the long-term interests of NuStar Energy and avoiding short-term rewards for management decisions that could pose long-term risks to NuStar Energy. NuStar Energy’s compensation programs are structured so that a considerable amount of our management’s compensation is tied to NuStar Energy’s long-term fiscal health. The only short-term incentive available to NuStar Energy employees and executives is the all-employee performance bonus. All bonuses, including executive bonuses, are determined with reference to well-defined performance metrics selected by the Compensation Committee and applicable to all employees. Historically, our long-term incentives have taken the form of performance units, restricted units and unit options that typically vest over three- and five-year periods, which we believe serves to align our employees’ interests with the long-term goals of NuStar Energy. No business group or unit is compensated differently than any other, regardless of profitability. There is also a maximum number of performance units that may be earned, based on the performance of NuStar Energy relative to certain peer companies. As such, we believe that our compensation policies encourage employees to operate our business in a fundamentally sound manner and do not create incentives to take risks that are reasonably likely to have a material adverse effect on NuStar Energy.

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
W. Grady Rosier
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
Compensation for our NEOs primarily consists of base salary, an annual incentive bonus and long-term, equity-based incentives. Our executives participate in the same group benefit programs available to our salaried employees in the United States. In addition, see “Post-Employment Benefits” below in this Item 11. Our executives do not have employment or severance agreements, other than the change-of-control agreements described below in “Potential Payments Upon Termination or Change of Control.” The Compensation Committee targets base salary for our NEOs, as well as annual incentive bonus and long-term incentive awards (expressed, in each case, as a percentage of base salary), at or near the median of our peer group and after reviewing survey data for a group of 849 industrial companies. Each NEO’s incentive bonus is awarded in accordance with the same bonus plan and metric that we use for each of our other employees. In determining total compensation, as well as each component thereof, we consider the unique responsibilities of each individual’s position, as well as his or her experience and performance, together with the market information.
Our NEOs for the year ended December 31, 2013 were: Curtis V. Anastasio, Bradley C. Barron, Steven A. Blank, Mary Rose Brown and Douglas W. Comeau. Mr. Anastasio and Mr. Blank each retired effective December 31, 2013. On January 1, 2014, Mr. Barron, formerly Executive Vice President (EVP) & General Counsel (GC), was named President & Chief Executive Officer (CEO), and Thomas R. Shoaf, formerly Senior Vice President (SVP) & Controller, was named EVP & Chief Financial Officer (CFO). Also on January 1, 2014, Jorge A. del Alamo, formerly Vice President (VP) & Assistant Controller, was named VP & Controller; Amy L. Perry, formerly VP, Assistant GC-Corporate/Commercial & Corporate Secretary, was named SVP, GC-Corporate/Commercial & Corporate Secretary; and Karen M. Thompson, formerly VP & Assistant GC-Litigation, was named SVP & GC-Litigation.

Administration of Executive Compensation Programs
Our executive compensation programs are administered by our Board’s Compensation Committee. The Compensation Committee is composed of four independent directors who are not participants in our executive compensation programs. Policies adopted by the Compensation Committee are implemented by our compensation and benefits staff.
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
The Compensation Committee has retained BDO USA, LLP (BDO) as its independent compensation consultant for BDO’s expertise and guidance with respect to executive compensation matters. In its role as advisor to the Compensation Committee, BDO was retained directly by the Compensation Committee, which has the authority to select, retain and/or terminate its relationship with a consulting firm. The Compensation Committee determined that there are no conflicts of interest between the Company, the Committee and BDO because BDO provides no other services to NuStar Energy; fees paid to BDO represent less than a fraction of 1% of BDO’s worldwide revenues; BDO has policies in place to prevent a conflict of interest, including a policy that no employee of BDO may own NuStar Energy units; and there is no business or personal relationship between BDO’s consultant and any of NuStar Energy’s officers or directors.
Selection of Compensation Comparative Data
The Compensation Committee relies upon two primary sources of competitive compensation data in assessing base salary rates, annual incentive compensation and long-term incentive compensation: a group of master limited partnerships and other companies in our industry and broader survey data on comparably sized entities.
To establish compensation for the NEOs, including the CEO, the Committee, in consultation with management and BDO, identified a specific peer group (listed below), composed primarily of master limited partnerships but also including independent, regional refining companies, to evaluate competitive rates of compensation (the Compensation Comparative Group). Each of these organizations, in our opinion, competes with us for executive talent. We intend to reevaluate this group in 2014, particularly with respect to the refining companies, in view of the fact we no longer directly own any refining assets, due to our third quarter 2012 sale of 50% of the Asphalt Business, our first quarter 2013 sale of the San Antonio refinery and our 2014 sale of our remaining 50% interest in the Asphalt Business. The competitive data for these companies is derived from their respective publicly filed annual proxy statements or annual reports on Form 10-K.

Company	Ticker
1. Boardwalk Pipeline Partners, LP	BWP
2. Buckeye Partners L.P.	BPL
3. Crosstex Energy L.P.	XTEX
4. Enbridge Energy Partners, L.P.	EEP
5. Energy Transfer Partners, L.P.	ETP
6. Enterprise Product Partners L.P.	EPD
7. Kinder Morgan Energy Partners, L.P.	KMP
8. Magellan Midstream Partners, L.P.	MMP
9. MarkWest Energy Partners, L.P.	MWE
10. ONEOK Partners, L.P.	OKS
11. Plains All American Pipeline, L.P.	PAA
12. Regency Energy Partners LP	RGP
13. Sunoco Logistics Partners L.P.	SXL
14. HollyFrontier Corporation	HFC
15. Western Refining, Inc.	WNR

The Compensation Committee also periodically reviews survey data reported on a position-by-position basis to obtain additional information regarding compensation of comparable positions. The survey data consists of general industry data for executive positions reported in the Towers Watson General Industry Executive Compensation database, a proprietary compensation database of approximately 849 U.S. industrial companies that is updated each year. Periodically, at the Committee’s request, BDO reviews and interprets tabular data from the Towers Watson survey for companies in a range of reported revenues comparable to NuStar Energy’s. We refer to the competitive survey data, together with the Compensation Comparative Group data, as the Compensation Comparative Data.
Process and Timing of Compensation Decisions
The Compensation Committee reviews and approves all compensation for the NEOs. Recommendations regarding compensation for NEOs other than the CEO are developed by the CEO in consultation with our Human Resources department and with BDO. In making these recommendations, the CEO considers the Compensation Comparative Data and evaluates the individual performance of each NEO and their respective contributions to the Company. The recommendations are then reviewed by the Compensation Committee, which may accept the recommendations or may make adjustments to the recommended compensation based on their own assessment of the individual’s performance and contributions to NuStar Energy.
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

The following table summarizes the approximate timing of some of our significant compensation events:

Event	Timing
Establish financial performance objectives for current year’s annual incentive bonus; evaluating achievement of bonus metrics in prior year	First quarter
Review and certify financial performance for performance units granted in prior years; grant performance units	First quarter
Review base salaries for executive officers for the current year and targets for annual incentive bonus and long-term incentive grants	Third quarter
Consider grant of restricted unit and unit options to employees and officers and grant restricted units to directors	Fourth quarter
Set meeting dates for action by the Compensation Committee for the upcoming year	Fourth quarter

Additional information regarding the timing of 2013 long-term incentive grants is discussed below under “Performance Units” and “Restricted Units.”
Elements of Executive Compensation
General
Our executive compensation programs currently consist of the following material elements:

•	base salaries;

•	annual incentive bonuses;

•	long-term equity-based incentives, including:

•	performance units; and

•	restricted units; and

•	medical and other insurance benefits, retirement benefits and other perquisites.
We use base salary as the foundation for our executive compensation program. We believe that base salary should provide a fixed level of competitive pay that reflects the executive officer’s primary duties and responsibilities, as well as a foundation for incentive opportunities and benefit levels. Our annual incentive bonuses are designed to focus our executives on improving NuStar Energy’s distributable cash flow (DCF), a non-GAAP measure of financial performance, which is widely regarded among the master limited partnership (MLP) investment community as a significant determinant of an MLP’s unit price. Our long-term equity incentive awards are designed to directly tie an executive’s financial reward opportunities with the rewards to unitholders on both an absolute and relative basis, as measured by long-term unit price performance and payment of distributions. Throughout this Item 11, we use the term “Total Direct Compensation” to refer to the sum of an executive officer’s base salary, annual incentive bonus and long-term incentive awards for a particular fiscal year. We also offer group medical benefits to provide our employees (including NEOs) affordable coverage at group rates, as well as pension benefits that reward continued service and a thrift plan that provides a tax-advantaged savings opportunity.
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

The following table summarizes the relative size of base salary and incentive compensation targets for 2013 for each of our NEOs:

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
We use our evaluation of individual performance to supplement our objective compensation criteria and adjust an executive officer’s recommended compensation. For example, although an individual officer’s indicated bonus may be calculated to be $100,000 based on NuStar Energy’s performance, an individual performance evaluation might result in a reduction or increase in that amount.
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
In July 2011, BDO performed a comprehensive review of our NEO’s Total Direct Compensation. In July 2012 and 2013, management reviewed several sets of survey data, including a Aon Hewitt study, a Mercer study and The World At Work, and they also considered anecdotal information about compensation by local companies. In 2013, management recommended that each NuStar employee throughout the company, including the NEOs, be eligible to receive a merit-based pay raise in the range of 0% to 3% of his or her actual salary paid during the prior 12-month period (Eligible Salary). Each NEO, other than Mr. Barron, received a raise in their base salary in the amount of 3% of their Eligible Salary, as provided in the table below. The Compensation Committee awarded Mr. Barron an 8.24% raise in order to address internal pay disparities.

Name	Annualized Base Salary at December 31, 2013	July 2013 Increase to Prior Annualized Salary
Anastasio	$553,000	$16,100
Barron	344,570	34,820
Blank	384,610	11,200
Brown	344,570	10,040
Comeau	395,920	10,920

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

•	NuStar Energy’s attainment of specific quantitative financial goals, which are established by the Compensation Committee during the first quarter of the year; and

•	A discretionary evaluation by the Compensation Committee of both NuStar Energy’s performance and, in the case of the NEOs, the individual executive’s performance.
The following table shows each NEO’s annual bonus target for the fiscal year ended December 31, 2013, before discretionary adjustments:

Name	Annual Incentive Bonus Target (% of Eligible Earnings)
Anastasio	90
Barron	60
Blank	60
Brown	60
Comeau	75
Determination of Annual Incentive Target Opportunities
As illustrated by the example above, each NEO has an annual incentive opportunity generally based on a stated percentage of his or her salary paid that year. The target amount is awarded for achieving a 100% score on our stated financial goal under the bonus plan. For example, in a year with a 100% score, an executive paid $200,000 and a target annual incentive opportunity equal to 60% of his Eligible Earnings would receive a bonus of $120,000. In addition, the plan allows for the upward or downward adjustment of awards, based upon attainment of the financial goal, equal to a range of 0% to 200% of the target award. If we failed to reach at least the threshold level of performance for our financial goal, the participant would have earned an incentive award of $0. Likewise, if we had achieved the maximum level of performance for the financial goal, the participant could earn up to 200% of his target award.
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

Company Performance Objectives
In 2013, as in prior years, the Compensation Committee approved a DCF metric for NuStar Energy’s bonus metric, based on management’s recommendations and input from BDO. In the MLP investment community, DCF is widely regarded as a significant determinant of unit price. As such, the Compensation Committee believes the measure appropriately aligns our management’s interest with our unitholders’ interest in continuously increasing distributions in a prudent manner.
We derive DCF from our financial statements by adjusting our net income for depreciation and amortization expense, equity earnings from joint ventures and unrealized gains and losses arising from certain derivative contracts. Additionally, we subtract our aggregate annual reliability capital expenditures and add the aggregate annual amount of cash distributions received from equity investments in joint ventures.
Each year, the Compensation Committee establishes NuStar Energy’s budgeted DCF for the year as a target and establishes corresponding levels of performance for which the incentive opportunity would be paid, such that if less than 90% of the target was attained, no bonus would be paid; if 90% of the target was attained, 50% of the incentive opportunity could be paid; if the target was achieved, 100% of the incentive opportunity could be paid; if 110% of the target was attained, 150% of the incentive opportunity could be paid; and if 120% or more of the target was attained, 200% of the incentive opportunity could be paid. The Compensation Committee has discretion to raise or lower the incentive opportunity resulting from this calculation by 25%. In addition, the budgeted DCF may be adjusted during the year in order to account for acquisitions or other significant changes not anticipated at the time the target was determined. In 2013, NuStar’s budgeted DCF was $338,190,000.
Determination of Awards
For the 2013 annual incentive bonus determination, the Compensation Committee compared NuStar Energy’s DCF with the established target to determine the amount of incentive award earned. NuStar Energy’s DCF for 2013 was below 100%, but above 90% of the target. The Compensation Committee set the potential bonus target award at 50%. Actual bonuses awarded are shown in the following table:

Name	Bonuses Paid For 2013 ($)
Anastasio	200,000
Barron	125,000
Blank	100,000
Brown	110,000
Comeau	100,000
Long-term Incentive Awards
We provide unit-based, long-term compensation for employees, including executives and directors, through our Fourth Amended and Restated 2000 Long-Term Incentive Plan (the 2000 LTIP), effective as of May 1, 2011. The 2000 LTIP provides for a variety of unit and unit-based awards, including unit options, restricted units and performance units. Performance units vest (become nonforfeitable) upon the achievement of an objective performance goal. Long-term incentive awards vest over a period determined by the Compensation Committee.
Under the design of the long-term incentive award plan, each plan participant, including the NEOs, are designated a target long-term incentive award expressed as a percentage of base salary. This percentage reflects the fair value of the awards to be granted.
Based on BDO’s periodic review and analysis, the Compensation Committee has designated each NEO’s long-term incentive targets (expressed as a percent of base salary) as shown in the table below.

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
Restricted Units

Name	Restricted Units Granted in 2013
	NS	NSH
Anastasio (1)	—	—
Barron	4,750	3,440
Blank (1)	—	—
Brown	4,750	3,440
Comeau	6,550	4,745
(1) Mr. Anastasio and Mr. Blank retired, effective December 31, 2013, and, in accordance with the terms of the 2013 restricted unit grant agreements, their respective 2013 grants were forfeited as of the date of retirement.

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
In 2013, the Compensation Committee and management made a determination that the grants for employees, including management and non-employee directors, would be made as soon as administratively practicable and no earlier than the third business day following our third quarter earnings release. Due to the time required to award and implement the grants, the grant was not made until December 16, 2013.
Performance Units
In January 2013, performance units comprised approximately 35% of each of our NEOs’ total NuStar Energy long-term incentive targets. Performance units are earned only upon NuStar Energy’s achievement of an objective performance measure, total unitholder return (TUR), as compared with the Compensation Comparative Group. NuStar Energy’s TUR is the total return to unitholders, based upon the growth in the unit price, as well as cash distributions to unitholders, during the year. The Compensation Committee believes this type of incentive award strengthens the tie between the named executive’s pay and our financial performance.
The number of performance units granted in 2013 was determined by multiplying annual base salary rate by the Long-Term Incentive Target Percentage, and then multiplying that product by 35%. That product is then divided by the assumed value of an individual unit, which is the product of (x) the average unit price for the period of December 15 through December 31 (using the daily closing prices) and (y) a factor that reflects the present value of the award and a risk that the award might be forfeited.

Name	Performance Unit Grants in 2013
Anastasio	11,000
Barron	3,933
Blank	4,740
Brown	4,248
Comeau	5,865
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
On January 30, 2014, the Compensation Committee met and discussed NuStar Energy’s performance for the performance period ended December 31, 2013, and determined that our performance ranked in the fourth quartile of our peer group for that three-year period. This performance determination resulted in the NEOs receiving none of the 2013 performance units available to vest in January 2014.

Perquisites and Other Benefits
Perquisites
We provide only minimal perquisites to our executive officers. Mr. Anastasio, Mr. Barron, Mr. Blank, Ms. Brown and Mr. Comeau received federal income tax preparation services in 2013. Executives are also eligible to receive personal liability insurance. For more information on perquisites, see the Summary Compensation Table and its footnotes.
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

Post-Employment Benefits
Pension Plans
For a discussion of our pension plans, as well as the Excess Pension Plan and the Supplemental Executive Retirement Plan (which has no participants and is scheduled to terminate during 2014), please see the narrative description accompanying the Pension Benefits table below this item.
Nonqualified Deferred Compensation Plans
Excess Thrift Plan
The Excess Thrift Plan provides unfunded benefits to those employees of NuStar GP, LLC whose annual additions under the Thrift Plan are subject to the limitations on such annual additions as provided under §415 of the Internal Revenue Code of 1986, as amended (the Code), and/or who are constrained from making maximum contributions under the Thrift Plan by §401(a)(17) of the Code, which limits the amount of an employee’s annual compensation which may be taken into account under that plan. The Excess Thrift Plan is comprised of two separate components, consisting of (1) an “excess benefit plan” as defined under §3(36) of The Employee Retirement Income Security Act of 1974, as amended (ERISA) and (2) a plan that is maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. Each component of the Excess Thrift Plan consists of a separate plan for purposes of Title I of ERISA. To the extent a participant’s annual total compensation exceeds the compensation limits for the calendar year under §401(a)(17) of the Code ($255,000 for 2013), the participant’s excess thrift plan account is credited with that number of hypothetical NuStar Energy units that could have been purchased with the difference between:

•	The total company matching contributions that would have been credited to the participant’s account under the Thrift Plan had the participant’s contributions not been reduced pursuant to §401; and

•	The actual company matching contributions credited to such participant’s account.
Mr. Anastasio, Mr. Barron and Ms. Brown participated in the Excess Thrift Plan in 2013.
Frozen Nonqualified 401(k) Plan
Effective July 1, 2006, we established the NuStar GP, LLC Frozen Nonqualified 401(k) Plan for Former Employees of Ultramar Diamond Shamrock Corporation (the Frozen Plan). The Frozen Plan assumes and continues the frozen Ultramar Diamond Shamrock Corporation Nonqualified 401(k) Plan (the UDS Plan) with respect to the current NuStar GP, LLC employees who had accrued benefits under the UDS Plan. No additional benefits accrue under the Frozen Plan, and we make no contributions to the Frozen Plan. Mr. Anastasio and Mr. Blank, who both retired in 213, are the only participants in the Frozen Plan accounts.
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
Employment Agreements
None of the NEOs have employment agreements, other than the change-of-control agreements described above. As a result, in the event of a termination, retirement, death or disability, an officer will only receive compensation or benefits to which he or she would be entitled under the terms of, as applicable, the defined contribution, defined benefit, medical or long-term incentive plans.

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
NuStar GP, LLC accounts for awards of NuStar Energy L.P. common units to NuStar GP, LLC’s employees and directors at fair value as a derivative, whereby a liability for the award is recorded at inception. Subsequent changes in the fair value of the award are included in the determination of net income.
Each month, NuStar GP, LLC determines the fair value of its liability for awards of NuStar Energy unit options and restricted units. The fair value of unit options is determined using the Black-Scholes model at each reporting date. The fair value of restricted units and performance units equals the market price of NuStar Energy common units at each reporting date. Performance units are earned only upon NuStar Energy’s achievement of an objective performance measure. NuStar GP, LLC records compensation expense each reporting period such that the cumulative compensation expense recorded equals the current fair value, considering the percentage of the award that has vested to date. NuStar GP, LLC records compensation expense related to unit options until such options are exercised, and records compensation expense for restricted units until the date of vesting.
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
Under these long-term incentive plans, certain awards provide that the grantee’s award vests immediately upon retirement or that the grantee’s award will continue to vest on schedule after retirement. Compensation expense is recognized immediately if these awards are granted to retirement-eligible employees. In addition, if, during a vesting period of a grant, the grantee will become retirement-eligible, then compensation expense associated with the grant is recognized from the grant date through the grantee’s retirement eligibility date. Currently, employees are typically retirement eligible at age 55.

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

Although Section 162(m) does not now apply to master limited partnerships, if a similar limitation were to be applied to NuStar Energy, the Compensation Committee believes that it would be in the company’s best interest for the Compensation Committee to retain its flexibility and discretion to make compensation awards to foster achievement of performance goals established by the Compensation Committee (which may include performance goals defined in the Code) and other corporate goals the Compensation Committee deems important to NuStar Energy’s success, such as encouraging employee retention, rewarding achievement of non-quantifiable goals and achieving progress with specific projects. The committee believes that unit options and performance unit grants qualify as performance-based compensation and would therefore not be subject to any deductibility limitations under an applicable section similar to Section 162(m). Grants of restricted units and other equity-based awards that are not subject to specific quantitative performance measures will likely not qualify as “performance-based” compensation and, in such event, would be subject to such deduction restrictions.

Compensation-Related Policies
Unit Ownership Guidelines
Our Board, the Compensation Committee and management recognize that ownership of NuStar Energy L.P. units is an effective means by which to align the interests of NuStar GP, LLC directors and executives with those of NuStar Energy’s unitholders. We have long emphasized and reinforced the importance of unit ownership among our executives and directors.
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

EXECUTIVE COMPENSATION
The tables that appear in the following pages of this section provide information required by the SEC regarding compensation paid to or earned by our NEOs for the year ended December 31, 2013. We have used captions and headings in these tables in accordance with the SEC regulations requiring these disclosures. The footnotes to these tables provide important information to explain the values presented in the tables, and are an important part of our disclosures.

SUMMARY COMPENSATION TABLE
FOR FISCAL YEAR ENDED DECEMBER 31, 2013
The following table provides a summary of compensation paid for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 to NuStar GP, LLC’s CEO, CFO and to its three other most highly compensated executive officers. The table shows amounts earned by such persons for services rendered to NuStar GP, LLC in all capacities in which they served.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Unit Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Curtis V. Anastasio Retired President and CEO	2013	513,755	200,000	557,370	—	—	(9,124)	3,428,647	4,690,648
	2012	528,450	—	1,414,505	—	—	194,066	34,940	2,171,961
	2011	504,000	453,600	988,617	—	—	241,385	38,628	2,381,917
Bradley C. Barron Former Executive Vice President and General Counsel (Current President and CEO)	2013	327,160	125,000	530,915	—	—	2,328	21,818	1,007,221
	2012	304,875	—	503,574	—	—	134,758	19,483	962,690
	2011	290,570	174,300	355,723	—	—	79,153	15,937	915,683
Steven A. Blank Retired Executive Vice President, CFO and Treasurer	2013	358,793	100,000	240,176	—	—	1,662	1,678,678	2,379,309
	2012	367,535	—	610,065	—	—	145,953	24,113	1,147,666
	2011	356,395	213,800	433,693	—	—	303,970	26,289	1,253,774
Mary Rose Brown Executive Vice President- Administration	2013	345,983	110,000	546,876	—	—	8,444	24,302	1,035,605
	2012	329,265	—	547,821	—	—	127,380	22,400	1,026,866
	2011	319,335	191,600	388,490	—	—	99,450	14,826	1,013,701
Douglas W. Comeau Executive Vice President	2013	390,460	100,000	754,520	—	—	20,601	25,615	1,291,196
	2012	251,820	—	821,121	—	—	—	11,594	1,084,535
Footnotes:

(1)
2013 bonus amounts were paid in February 2014 with respect to 2013 performance. The NEOs were not awarded a bonus for 2012. 2011 bonus awards were paid in February 2012 with respect to 2011 performance. Bonuses were determined taking into consideration NuStar Energy’s performance in the applicable year, the individual executive’s targets and the executive’s performance, as described above under “Compensation Disclosure & Analysis-Annual Incentive Bonus.”

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

Name	Year	(A)	(B)	TOTAL
Anastasio	2013	$(9,124)	—	$(9,124)
	2012	194,066	—	194,066
	2011	241,385	—	241,385
Barron	2013	2,328	—	2,328
	2012	134,758	—	134,758
	2011	79,153	—	79,153
Blank	2013	1,662	—	1,662
	2012	145,953	—	145,953
	2011	303,970	—	303,970
Brown	2013	8,444	—	8,444
	2012	127,380	—	127,380
	2011	99,450	—	99,450
Comeau	2013	20,601	—	20,601
	2012	—	—	—

(4) The amounts reported in this column for 2013 consist of the following for each officer:

Name	Company Contribution to Thrift Plan	Company Contribution to Excess Thrift Plan	Tax Preparation	Personal Liability Insurance	Executive Health Exams (a)	Retirement-related Payments (b)	TOTAL
Anastasio	$22,092	$7,840	$850	$1,226	—	$3,396,634	$3,428,642
Barron	18,853	777	850	1,338	—	—	21,818
Blank	20,967	—	850	1,226	1,741	1,653,894	1,678,678
Brown	14,343	6,030	850	1,338	1,741	—	24,302
Comeau	23,427	n/a	850	1,338	—	—	25,615

(a)	The amount reported is the difference between the value of executive health exams made available to NuStar Energy officers and the value of NuStar Energy’s all-employee wellness assessments.

(b)	Retirement-related payments with respect to Mr. Anastasio’s and Mr. Blank’s respective retirements in 2013 were composed of the following:

Name	Retirement Pay	Excess Thrift Plan Benefit Payment	SERP Benefit Payment	TOTAL
Anastasio	$1,445,560	$521,668	$1,429,406	$3,396,634
Blank	648,144	286,931	718,818	1,653,893

The “Retirement Pay” column is composed of salary and vacation for an agreed period and an actuarially calculated amount for “bridging” the retiree for purposes of the Pension Plan. The Pension Plan, the Excess Thrift Plan and the SERP are described on page 15, 25 and 26, respectively.

At the time of their retirement, in accordance with the terms of the applicable long-term incentive plan and grant agreement, each of Mr. Anastasio and Mr. Blank were fully vested in their then-outstanding NuStar Energy and NuStar GP Holdings Restricted Units, other than those granted in 2013. We have not included these amounts in the total Retirement-related Payments sum, due to the fact that the value of these units has been reported in full in the Summary Compensation table in prior years, as the Restricted Units were granted. Would we to use the market price as of December 31, 2013 at the closing (NS-$50.99; NSH- $28.09), rather than the price at of the units at the time granted, as previously reported each year, Mr. Anastasio’s value realized would be $1,894,388 and Mr. Blank’s value realized would be $652,838.

GRANTS OF PLAN-BASED AWARDS
FOR FISCAL YEAR ENDED DECEMBER 31, 2013
The following table provides further information regarding the grants of plan-based awards to the NEOs.

Name	Grant Date		Date of Approval of Compensation Committee	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Unit)	Grant Date Fair Value of Unit and Unit Option Awards ($)
				Threshold (#)	Target (#)	Maximum (#)
Anastasio	1/30/2013	(1)	1/30/2013	—	11,000	22,000	—	—	—	$557,370	(4)
Barron	1/30/2013	(1)	1/30/2013	—	3,933	7,866	—	—	—	199,285	(4)
	12/16/2013	(2)	11/7/2013	—	—	—	4,750	—	—	237,168	(5)
	12/16/2013	(3)	11/7/2013	—	—	—	3,440	—	—	94,462	(6)
Blank	1/30/2013	(1)	1/30/2013	—	4,740	9,480	—	—	—	240,176	(4)
Brown	1/30/2013	(1)	1/30/2013	—	4,248	8,496	—	—	—	215,246	(4)
	12/16/2013	(2)	11/7/2013	—	—	—	4,750	—	—	237,168	(5)
	12/16/2013	(3)	11/7/2013	—	—	—	3,440	—	—	94,462	(6)
Comeau	1/30/2013	(1)	1/30/2013	—	5,865	11,730	—	—	—	297,180	(4)
	12/16/2013	(2)	11/7/2013	—	—	—	6,550	—	—	327,042	(5)
	12/16/2013	(3)	11/7/2013	—	—	—	4,745	—	—	130,298	(6)
Footnotes:

(1)
Performance units were awarded by the Board, upon recommendation of the Compensation Committee, on January 30, 2013. Each award is subject to vesting in three annual increments, based upon our TUR during rolling three-year periods that end on December 31 of each year following the date of grant. At the end of each performance period, our TUR is compared to the Peer Group and ranked by quartile. Executives then earn 0%, 50%, 100% or 150% of that portion of the initial grant amount that is vesting, depending upon whether our TUR is in the last, 3rd, 2nd or 1st quartile, respectively, and they earn 200% if we rank highest in the group. Amounts not earned in a given performance period can be carried forward for one additional performance period and up to 100% of the carried amount can still be earned. For the performance period ended December 31, 2013, our performance ranked in the fourth quartile of the group, and none of the eligible units were vested.

(2)
Restricted units of NuStar Energy were approved by the Compensation Committee at a joint meeting with the Compensation Committee of NuStar GP Holdings, LLC on November 7, 2013, and the grant date for these restricted units was set at that time for the date that was as soon as administratively practicable after the meeting. The restricted units vest 1/5 annually over five years beginning on the first anniversary of the grant date.

(3)
Restricted units of NuStar GP Holdings, LLC were approved by the Compensation Committee of NuStar GP Holdings at a joint meeting with the Compensation Committee of NuStar GP, LLC on November 7, 2013, and the grant date for these restricted units was set at that time for the date that was as soon as administratively practicable after the meeting. The restricted units vest 1/5 annually over five years beginning on the first anniversary of the grant date.

(4)
The grant date fair value for performance units was determined by multiplying the number of performance units that were granted by the NYSE closing unit price of our units on the date of grant, $50.67.

(5)	The grant date fair value for restricted units was determined by multiplying the number of restricted units that were granted by the NYSE closing unit price of our units on the date of grant, $49.93.

(6)
The grant date fair value for restricted units was determined by multiplying the number of NuStar GP Holdings, LLC restricted units that were granted by the NYSE closing unit price of NuStar GP Holdings, LLC units on the date of grant, $27.46.

OUTSTANDING EQUITY AWARDS
AT DECEMBER 31, 2013
The following table provides further information regarding our NEOs’ unexercised unit options, unvested restricted units and unvested performance units as of December 31, 2013. The value of NuStar Energy restricted units reported below is equal to $50.99, the NuStar Energy L.P. closing price on the NYSE on December 31, 2013. The value of the NuStar GP Holdings, LLC restricted units reported below is equal to $28.09, the NuStar GP Holdings, LLC closing price on the NYSE on December 31, 2013.

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)
Anastasio	9,625(1)	—	—	56.51	10/28/2014	—	—	—	—
	13,450(2)	—	—	57.51	10/27/2015	—	—	—	—
	56,300(3)	—	—	31.55	11/16/2014	—	—	—	—
	—	—	—	—	—	13,810(5)	$704,172	—	—
Barron	1,975(1)	—	—	56.51	10/28/2014	—	—	—	—
	35,000(3)	—	—	31.55	11/16/2014	—	—	—	—
	—	—	—	—	—	12,011(6)	612,441	—	—
	—	—	—	—	—	8,005(7)	224,860	—	—
	—	—	—	—	—	8,564(8)	436,678	—	—
Blank	6,875(1)	—	—	56.51	10/28/2014	—	—	—	—
	7,225(2)	—	—	57.51	10/27/2015	—	—	—	—
	41,000(3)	—	—	31.55	11/16/2014	—	—	—	—
	—	—	—	—	—	6,053(9)	308,642	—	—
	1,700(4)	—	—	69.15	4/30/2014	—	—	—	—
	35,000(3)	—	—	31.55	11/16/2014	—	—	—	—
Brown	—	—	—	—	—	12,692(10)	647,165	—	—
	—	—	—	—	—	8,415(11)	236,377	—	—
	—	—	—	—	—	9,324(12)	475,431	—	—
Comeau	—	—	—	—	—	15,470(13)	788,815	—	—
	—	—	—	—	—	7,597(14)	213,400	—	—
	—	—	—	—	—	8,425(15)	429,591	—	—

Footnotes:

(1)	Options granted on October 28, 2004, which vested in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(2)
Options granted on October 27, 2005, which vested in 1/5 increments over five years, beginning on the first anniversary of the date of grant. In 2012, the Compensation Committee extended the expiration date for these options from 2012 to 2015.

(3)	Options of NuStar GP Holdings granted November 16, 2007, which vested in 1/3 increments over three years, beginning on the third anniversary of the date of grant.

(4)	Options granted April 30, 2007, which vested in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(5)
Mr. Anastasio’s unvested NuStar Energy L.P. performance units were granted February 26, 2010, January 28, 2011, April 24, 2012 and January 30, 2013 and vest annually in 1/3 increments over three years beginning on the first anniversary of their grant date. The performance units are payable in NuStar Energy L.P.’s units. Upon vesting, the performance units are converted into a number of NuStar Energy L.P. units based on NuStar Energy’s TUR during rolling three-year periods that end of December 31 of each year following the date of grant. At the end of each performance period, NuStar Energy’s TUR is compared to the Peer Group and ranked by quartile. Holders of the performance units then earn 0%, 50%, 100% or 150% of that portion of the initial grant that is vesting, depending upon whether NuStar Energy’s TUR is in the last, third, second or first quartile, respectively; holders earn 200% if NuStar Energy is the highest ranking entity in the Peer Group. For the period ended December 31, 2011, NuStar’s TUR was in the last quartile of its Peer Group, which resulted in no vesting for participants. For the period ended December 31, 2012, NuStar’s TUR was in the last quartile of its Peer Group, which resulted in no vesting for participants. For the period ended, December 13, 2013, NuStar’s TUR was in the last quartile of its Peer Group, which resulted in no vesting for participants.

(6)
Mr. Barron’s restricted NuStar Energy L.P. units consist of: 423 restricted units granted December 14, 2009; 982 restricted units granted December 30, 2010; 1,884 restricted units granted December 16, 2011; 1,212 restricted units granted January 26, 2012; 2,760 restricted units granted December 19, 2012; and 4,750 restricted units granted December 16, 2013. The restricted units granted January 26, 2012 vest in 1/3 increments over three years, beginning on the first anniversary of the date of grant. All of Mr. Barron’s other restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(7)
Mr. Barron’s restricted NuStar GP Holdings, LLC units consist of: 399 restricted units granted December 14, 2009; 820 restricted units granted December 30, 2010; 1,434 restricted units granted December 16, 2011; 1,912 restricted units granted December 19, 2012; and 3,440 restricted units granted December 16, 2013. All of Mr. Barron’s NuStar GP Holdings, LLC restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(8)	Mr. Barron’s unvested NuStar Energy L.P. performance units were granted and vest in accordance with the description in Footnote (5) above. No performance units vested in 2011, 2012 or 2013.

(9)	Mr. Blank’s unvested NuStar Energy L.P. performance units were granted and vest in accordance with the description in Footnote (5) above. No performance units vested for 2011, 2012 or 2013.

(10)
Ms. Brown’s restricted NuStar Energy L.P. units consist of: 474 restricted units granted December 14, 2009; 1,100 restricted units granted December 30, 2010; 2,034 restricted units granted December 16, 2011; 1,350 restricted units granted January 26, 2012; 2,894 restricted units granted December 19, 2012; and 4,750 restricted units granted December 16, 2013. The restricted units granted January 26, 2012 vest in 1/3 increments over three years, beginning on the first anniversary of the date of grant. All of Ms Brown’s other restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(11)
Ms. Brown’s restricted NuStar GP Holdings, LLC units consist of: 447 restricted units granted December 14, 2009; 916 restricted units granted December 30, 2010; 1,548 restricted units granted December 16, 2011; 2,064 restricted units granted December 19, 2012; and 3,440 restricted units granted December 16, 2013. All of Ms. Brown’s NuStar GP Holdings, LLC restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(12)	Ms. Brown’s unvested NuStar Energy L.P. performance units were granted and vest in accordance with Footnote (5) above. No performance units vested for 2011, 2012 or 2013.

(13)
Mr. Comeau’s restricted NuStar Energy L.P. units consist of: 2,400 restricted units granted March 26, 2012; 2,400 restricted units granted October 23, 2012; 4,120 restricted units granted December 19, 2012; and 6,550 restricted units granted December 16, 2013. All of Mr. Comeau’s restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(14)
Mr. Comeau’s NuStar GP Holdings, LLC restricted units consist of: 2,852 restricted units granted December 19, 2012 and 4,745 restricted units granted December 16, 2013. All of Mr. Comeau’s NuStar GP Holdings, LLC restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(15)
Mr. Comeau’s unvested NuStar Energy L.P. performance units were granted April 24, 2012 and January 30, 2013 and vest in accordance with Footnote (5) above. No performance units vested for 2012 or 2013.

OPTION EXERCISES AND UNITS VESTED
IN YEAR ENDED DECEMBER 31, 2013
The following table provides further information regarding option exercises by our NEOs, and the vesting of restricted units and performance units held by our NEOs, during 2013.

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)(6)
Anastasio	—	—	50,650(1)	2,063,755
Barron	—	—	5,663(2)	225,082
Blank	—	—	21,383(3)	880,987
Brown	—	—	6,240(4)	248,049
Comeau	—	—	2,943(5)	127,824
Footnotes:

(1)
Mr. Anastasio’s NuStar Energy L.P. units vested in 2013 as follows: 1,779 units vested on January 26, 2013, 1,700 units on November 6, 2013; and, in connection with his retirement, 26,997 units vested on December 13, 2013. Mr. Anastasio's NuStar GP Holdings, LLC units vested in 2013 as follows: 1,740 units on November 6, 2013; and , in connection with his retirement, 18,434 units vested on December 13, 2013.

(2)
Mr. Barron's NuStar Energy L.P. units vested in 2013 as follows: 606 units on January 26, 2013; 520 units on November 6, 2013; 423 units on December 14, 2013; 628 units on December 16, 2013; 690 units on December 19, 2013; and 491 units on December 30, 2013. Mr. Barron's NuStar GP Holdings, LLC units vested in 2013 as follows: 540 units on November 6, 2013; 399 units on December 14, 2013; 478 units on December 16, 2013; 478 units on December 19, 2013; and 410 units on December 30, 2013.

(3)
Mr. Blank’s NuStar Energy L.P. units vested in 2013 as follows: 746 units on January 26, 2013; 660 units on November 6, 2013; 529 units on December 14, 2013; 757 units on December 16, 2013; 832 units on December 19, 2013; and, in connection with his retirement, 9,461 units on December 30, 2013. Mr. Blank's NuStar GP Holdings, LLC units vested in 2013 as follows: 680 units on November 6, 2013; 499 units on December 14, 2013; 576 units on December 16, 2016; 576 units on December 19, 2013; and, in connection with his retirement, 6,067 units on December 30, 2013.

(4)
Ms. Brown’s units vested in 2013 as follows: 675 units on January 26, 2013; 580 units on November 6, 2013; 474 units on December 14, 2013; 678 units on December 16, 2013; 746 units on December 19, 2013; and 550 units on December 30, 2013. Ms. Brown's NuStar GP Holdings, LLC units vested in 2013 as follows: 600 units on November 6, 2013; 447 units on December 14, 2013; 516 units on December 16, 2013; 516 units on December 19, 2013; and 458 units on December 30, 2013.

(5)
Mr. Comeau’s units vested in 2013 as follows: 600 units on March 26, 2013; 600 units on October 23, 2013; and 1,030 units on December 19, 2013. Mr. Comeau's NuStar GP Holdings, LLC units vested in 2013 as follows: 713 units on December 19, 2013.

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

2013 Vesting Date
NS Closing Price
January 26	$50.00
March 26	53.45
October 23	43.97
November 6	42.72
December 13	49.94
December 14	49.94
December 16	49.93
December 19	49.00
December 30	50.65
NSH Closing Price
November 6	$24.16
December 13	27.77
December 14	27.77
December 16	27.46
December 19	26.51
December 30	28.01

POST-EMPLOYMENT COMPENSATION
PENSION BENEFITS
FOR YEAR ENDED DECEMBER 31, 2013
The following table provides information regarding the accumulated benefits of our named executive officer under NuStar GP, LLC’s pension plans during the year ended December 31, 2013.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit($)(1)	Payments During Last Fiscal Year
Anastasio	NuStar GP, LLC Pension Plan	7.5	279,189	—
	NuStar GP, LLC Excess Pension Plan	—	—	—
	NuStar GP, LLC Supplemental Executive Retirement Plan	12.0	668,947	—
Barron	NuStar GP, LLC Pension Plan	7.5	175,060	—
	NuStar GP, LLC Excess Pension Plan	13.0	203,429	—
	NuStar GP, LLC Supplemental Executive Retirement Plan	—	—	—
Blank	NuStar GP, LLC Pension Plan	7.5	297,330	—
	NuStar GP, LLC Excess Pension Plan	—	—	—
	NuStar GP, LLC Supplemental Executive Retirement Plan	12.0	353,392	—
Brown	NuStar GP, LLC Pension Plan	6.7	247,772	—
	Excess Pension Plan	6.7	207,073	—
	Supplemental Executive Retirement Plan	—	—	—
Comeau	NuStar GP, LLC Pension Plan	—	284,480	—
	Excess Pension Plan	—	—	—
	Supplemental Executive Retirement Plan	—	—	—
Footnotes:

(1)
The present values stated in the table above were calculated using the same interest rate and mortality table we use for our financial reporting. The present values as of December 31, 2013 were determined using a 5.04% discount rate and the plans’ earliest unreduced retirement age (i.e., age 62). The present values reflect post-retirement mortality rates based on the 2014 Static Mortality Table for Annuitants and Non-Annuitants per IR Reg. 1.430(h)(3)-1(e). No decrements were included for pre-retirement termination, mortality, or disability. Where applicable, lump sums were determined based on a 4.54% interest rate and the mortality table prescribed by the IRS in Rev. Ruling 2007-67 and updated by IRS Notices 2008-85 and 2013-49 for distributions in the years 2009-2015.

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
NuStar GP, LLC Pension Plan
The Pension Plan is a qualified, non-contributory defined benefit pension plan that became effective as of July 1, 2006.  The Pension Plan covers substantially all of NuStar GP, LLC’s employees and generally provides retirement income calculated under a defined benefit final average pay formula (FAP) based on years of service and compensation during their period of service, and employees become fully vested in their benefits upon attaining five years of service.  Employees hired on or after January 1, 2011 are covered under a cash balance formula (CBF), which is based on age, years of service and interest credits. Employees become fully vested in their CBF benefits upon attaining three years of service. The Pension Plan was amended to freeze the FAP benefit at December 31, 2013, and on or after January 1, 2014, all employees are covered under the CBF.

NuStar GP, LLC Excess Pension Plan
The Excess Pension Plan, which became effective June 26, 2006, provides benefits to eligible employees of NuStar GP, LLC whose pension benefits under the Pension Plan and the Valero Energy Pension Plan, where applicable, are subject to limitations under the Code. The Excess Pension Plan is an excess benefit plan as contemplated under ERISA for those benefits provided in excess of Section 415 of the Code. Benefits provided as a result of other statutory limitations are limited to a select group of management or highly compensated employees. The Excess Pension Plan is not intended to constitute either a qualified plan under the Code or a funded plan subject to ERISA. For employees of NuStar GP, LLC who were eligible to receive a benefit under the Valero Energy Excess Pension Plan (the Predecessor Excess Pension Plan) as of July 1, 2006, the Excess Pension Plan assumed the liabilities of the Predecessor Excess Pension Plan and will provide a single, nonqualified defined benefit to eligible employees for their pre-July 1, 2006 benefit accruals under the Predecessor Excess Pension Plan and their post-July 1, 2006 benefit accruals under this Excess Pension Plan.

An eligible employee’s monthly pension under the Excess Pension Plan will be equal to (i) 1.6% of the employee’s average monthly compensation multiplied by the employee’s years of service less (ii) the employee’s Pension Plan benefit. Mr. Barron, Ms. Brown and Mr. Comeau participated in the Excess Pension Plan in 2013.
NuStar GP, LLC Supplemental Executive Retirement Plan
The SERP, which became effective July 1, 2006, was intended to provide certain highly compensated, management personnel with a supplement to their Pension Plan retirement benefit. The SERP, which was not either a qualified plan under the Code or a funded plan subject to ERISA. Mr. Anastasio and Mr. Blank were the only two employees who participated in the Valero Energy Supplemental Executive Retirement Plan (the Prior SERP) prior to our separation from Valero Energy, and as of July 1, 2006, the SERP assumed the liabilities of the Prior SERP to cover those individuals.
Under the SERP, the monthly pension is calculated as:

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
With Mr. Anastasio’s and Mr. Blank’s respective retirement, both effective December 31, 2013, there are no more participants in the SERP. The SERP will terminate upon the final payment of benefits from the plan in May 2014.

NONQUALIFIED DEFERRED COMPENSATION
FOR YEAR ENDED DECEMBER 31, 2013
The following table provides additional information regarding contributions by NuStar GP, LLC and each of our NEOs under our non-qualified defined contribution and other deferred compensation plans during the year ended December 31, 2013. The table also presents each named executive officer’s withdrawals, earnings and year-end balances in such plans. Please see the descriptions of our Excess Thrift Plan and the Frozen Nonqualified 401(k) Plan above in “Compensation Discussion and Analysis- Post-Employment Benefits.”

Name	Executive Contributions in 2013 ($)(1)	Registrant Contributions in 2013 ($)(2)	Aggregate Earnings in 2013 ($)(3)	Aggregate Withdrawals/ Distributions ($)(4)	Aggregate Balance at December 31, 2013 ($)(5)
Anastasio	—	7,840	137,369	—	661,644
Barron	—	777	7,146	—	27,336
Blank	—	—	265,178	—	1,495,131
Brown	—	6,330	14,399	—	38,598
Comeau	—	—	—	—	—
Footnotes:

(1)	The NEOs made no contributions to these plans in 2013.

(2)
Amounts reported represent our contributions to our Excess Thrift Plan. All of the amounts included in this column are included within the amounts reported as “All Other Compensation” for 2013 in the Summary Compensation Table.

(3)	Amounts include the earnings (excluding dividends, if any), if any, of the executives’ respective account in (as applicable) our Excess Thrift Plan and our Frozen Nonqualified 401(k) Plan.

(4)	Mr. Anastatio and Mr. Blank each received a distribution in mid-January 2014 in connection with retirement in 2013, which were $521,668 and $286,931, respectively.

(5)	Amounts include the aggregate balance, at year end, if any, of the NEO’s respective account in (as applicable) our Excess Thrift Plan and our Frozen Nonqualified 401(k) Plan.

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
SEC regulations require us to disclose potential payments to an executive in connection with his or her termination or a change of control of NuStar. We have elected to use the following table to make the required disclosures. Except as noted, values assume that a change of control occurred on December 31, 2013, and that the executive’s employment was terminated on that date.
Under the change of control agreements, if an executive officer’s employment is terminated for “cause,” the officer will not receive any benefits or compensation other than any accrued salary or vacation pay that remained unpaid through the date of termination, and, therefore, there is no presentation of termination for “cause” below.

PAYMENTS UNDER CHANGE OF CONTROL SEVERANCE AGREEMENTS

Executive Benefits and Payments	Termination of Employment by the Company Other Than for “Cause” or Disability, or by the Executive for “Good Reason” (2)	Termination of Employment because of Death or Disability (3)	Termination by the Executive Other Than for “Good Reason” (4)	Continued Employment Following Change of Control (5)
Salary (1)
Anastasio	$1,659,000	$—	$—	$—
Barron	689,140	—	—	—
Blank	769,220	—	—	—
Brown	689,140	—	—	—
Comeau	791,840	—	—	—
Bonus (1)
Anastasio	$1,360,800	$453,600	$453,600	$—
Barron	348,600	174,300	174,300	—
Blank	427,600	213,800	213,800	—
Brown	383,200	191,600	191,600	—
Comeau	200,000	200,000	200,000	—
Pension, Excess Pension, and SERP Benefits
Anastasio	$1,429,406	$—	$—	$—
Barron	105,151	—	—	—
Blank	718,818	—	—	—
Brown	148,277	—	—	—
Comeau	48,122	—	—	—
Contributions under Defined Contribution Plans
Anastasio	$89,796	$—	$—	$—
Barron	39,260	—	—	—
Blank	41,934	—	—	—
Brown	40,746	—	—	—
Comeau	46,854	—	—	—
Health and Welfare Plan Benefits	(6)
Anastasio	$72,813	$—	$—	$—
Barron	37,706	—	—	—
Blank	48,498	—	—	—
Brown	36,436	—	—	—
Comeau	26,084	—	—	—

Executive Benefits and Payments	Termination of Employment by the Company Other Than for “Cause” or Disability, or by the Executive for “Good Reason” (2)	Termination of Employment because of Death or Disability (3)	Termination by the Executive Other Than for “Good Reason” (4)	Continued Employment Following Change of Control (5)
Accelerated Vesting of Unit Options (7)
Anastasio	—	—	—	—
Barron	—	—	—	—
Blank	—	—	—	—
Brown	—	—	—	—
Comeau	—	—	—	—
Accelerated Vesting of Restricted
Units (8)
Anastasio	$1,894,388	$1,894,388	$1,894,388	$1,894,388
Barron	837,301	837,301	837,301	837,301
Blank	652,838	652,838	652,838	652,838
Brown	883,542	883,542	883,542	883,542
Comeau	1,002,215	1,002,215	1,002,215	1,002,215
Accelerated Vesting of Performance Units (9)
Anastasio	$1,408,344	$1,408,344	$1,408,344	$1,408,344
Barron	873,356	873,356	873,356	873,356
Blank	617,284	617,284	617,284	617,284
Brown	950,862	950,862	950,862	950,862
Comeau	858,982	858,982	858,982	858,982
280G Tax Gross-Up (10)
Anastasio	$—	$—	$—	$—
Barron	923,611	—	—	—
Blank	—	—	—	—
Brown	1,005,288	—	—	—
Comeau	1,054,041	—	—	—
Totals
Anastasio	$7,918,447	$3,756,332	$3,756,332	$3,302,732
Barron	3,782,802	1,884,957	1,884,957	1,710,657
Blank	3,253,792	1,483,922	1,483,922	1,270,122
Brown	4,117,935	2,026,004	2,026,004	1,834,404
Comeau	4,013,112	1,961,197	1,961,197	1,861,197
Footnotes:

(1)
Per SEC regulations, for purposes of this analysis we assumed each executive’s compensation at the time of each triggering event to be as stated below. The listed salary is the executive’s actual annualized rate of pay as of December 31, 2013. The listed bonus amount represents the highest bonus earned by the executive in any of the fiscal years 2011, 2012 and 2013 (the three years prior to the assumed change of control):

Name	Annual Salary	Bonus
Anastasio	$553,000	$453,600
Barron	344,570	174,300
Blank	384,610	213,800
Brown	344,570	191,600
Comeau	395,920	100,000

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

(7)
The amounts stated in the table represent the gross value of previously unvested unit options derived by multiplying (x) the difference between (as applicable) $50.99 (the closing price of NuStar Energy L.P.’s units on the NYSE on December 31, 2013) or $28.09 (the closing price of NuStar GP Holdings, LLC’s units on the NYSE on December 31, 2013), and the options’ exercise prices, times (y) the number of unvested unit options.

(8)
The amounts stated in the table represent the gross value of previously unvested restricted units, derived by multiplying (x) the number of units whose restrictions lapsed because of the change of control, times (y) (as applicable) $50.99 (the closing price of NuStar Energy L.P.’s units on the NYSE on December 31, 2013) or $28.09 (the closing price of NuStar GP Holdings, LLC’s units on the NYSE on December 31, 2013).

(9)
The amounts stated in the table represent the product of (x) the number of performance units whose vesting was accelerated because of the change of control, times 200%, times (y) $50.99 (the closing price of NuStar Energy L.P.’s units on the NYSE on December 31, 2013).

(10)
If any payment or benefit is determined to be subject to an excise tax under Section 4999 of the Code, the executive is entitled to receive an additional payment to adjust for the incremental tax cost of the payment or benefit.

COMPENSATION OF DIRECTORS
DIRECTOR COMPENSATION (2013)
The following table provides a summary of compensation paid for the year ended December 31, 2013, to the Board. The table shows amounts earned by such persons for services rendered to NuStar GP, LLC in all capacities in which they served.

Name and Principal Position	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William E. Greehey	111,750	94,967	—	—	n/a	—	206,717
Curtis V. Anastasio	(2)	(2)	(2)	(2)	(2)	(2)	(2)
J. Dan Bates	85,750	69,952	—	—	n/a	—	155,702
Dan J. Hill	87,250	69,952	—	—	n/a	—	157,202
Rodman D. Patton	85,750	69,952	—	—	n/a	—	155,702
W. Grady Rosier	58,435	139,908	—	—	n/a	—	198,343

(1)
In addition to the fees paid according to the non-employee director compensation described below, the amounts disclosed in this column exclude reimbursement for expenses for commercial transportation to and from Board meetings and lodging while attending meetings.

(2)	Mr. Anastasio was not compensated for his service as a director of NuStar GP, LLC. His compensation for his services as President and CEO are included above in the Summary Compensation Table.

(3)
The amounts reported represent the grant date fair value for the grant of restricted NuStar Energy L.P. units for the fiscal year ended December 31, 2013. Please see “Compensation Discussion and Analysis- Impact of Accounting and Tax Treatment- Accounting Treatment” above in this item for more information.

As of December 31, 2013, each director holds the following aggregate number of restricted unit and option awards:

Name	Aggregate # of Restricted Units	Aggregate # of Unit Options
Greehey	3,853	—
Anastasio	*	*
Bates	2,839	—
Hill	2,839	—
Patton	2,839	—
Rosier	2,799	—

* Mr. Anastasio’s aggregate holdings are disclosed above in the Outstanding Equity Awards at December 31, 2013.
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

Compensation Committee
The Compensation Committee reviews and reports to the Board on matters related to compensation strategies, policies and programs, including certain personnel policies and policy controls, management development, management succession and benefit programs. The Compensation Committee also approves and administers NuStar Energy’s equity compensation plans and incentive bonus plan. The Board has adopted a written charter for the Compensation Committee. The members of the Compensation Committee are Mr. Hill (Chairman), Mr. Bates, Mr. Rosier and Mr. Patton, none of whom is a current or former employee or officer of NuStar GP, LLC and each of whom have been determined by the Board to be “independent,” as described below in Item 13. The Compensation Committee met five times in 2013.
Compensation Committee Interlocks and Insider Participation
There are no compensation committee interlocks. None of Mr. Hill, Mr. Bates, Mr. Rosier or Mr. Patton has served as an officer or employee of NuStar GP, LLC. Furthermore, except for compensation arrangements disclosed in this annual report on Form 10-K, NuStar Energy has not participated in any contracts, loans, fees, awards or financial interests, direct or indirect, with any Compensation Committee member. In addition, none of NuStar Energy’s management and no Board member is aware of any means, directly or indirectly, by which a Compensation Committee member could receive a material benefit from NuStar Energy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
DIRECTORS AND EXECUTIVE OFFICERS
The following table sets forth ownership of NuStar Energy L.P. units and NuStar GP Holdings, LLC units on December 31, 2013 by the directors and executive officers of NuStar GP, LLC as of January 1, 2014. Unless otherwise indicated in the notes to the table, each of the named persons and members of the group has sole voting and investment power with respect to the units shown:

Name of Beneficial Owner (1)	Units Beneficially Owned (2)	Units under Exercisable Options (3)	Percentage of Outstanding Units (4)	NuStar GP Holdings, LLC Units Beneficially Owned	NuStar GP Holdings, LLC Units under Exercisable Options	Percentage of Outstanding Units (5)
William E. Greehey	2,329,579	—	2.99%	8,068,198	—	18.90%
Bradley C. Barron	22,690	1,975	*	17,604	35,000	*
J. Dan Bates	21,086	—	*	2,000	—	*
Dan J. Hill	18,678	—	*	10,000	—	*
Rodman D. Patton	26,133	—	*	15,000	—	*
W. Grady Rosier	16,799	—	*	—	—	*
Mary Rose Brown	43,367	1,700	*	64,350	35,000	*
Douglas W. Comeau	19,927	—	*	9,283	—	*
Thomas R. Shoaf	14,226	2,825	*	—	25,700	*
Amy L. Perry (6)	5,434	—	*	—	—	*
Karen M. Thompson	9,725	1,000	*	—	—	*
Jorge A. del Alamo	9,127	—	*	10,954	—	*
All directors and officers as a group (12)	2,535,275	7,500	3.26%	8,179,537	95,700	19.39%

* Indicates that the percentage of beneficial ownership does not exceed 1% of the class.
(1)The business address for all beneficial owners listed above is 19003 IH-10 West, San Antonio, Texas 78257.

(2)
This column includes units issued under NuStar Energy’s long-term incentive plans. Restricted units granted under NuStar GP, LLC’s long-term incentive plans are rights to receive NuStar Energy L.P. units upon vest and, as such, may not be disposed of or voted until vested. The column does not include units that could be acquired under options, which information is set forth in the next column.

(3)	This column discloses units that may be acquired within 60 days of December 31, 2013 through the exercise of unit options.

(4)
As of December 31, 2013, 77,886,078 NuStar Energy L.P. units were issued and outstanding. There are no classes of equity securities of NuStar Energy outstanding other than the units. The calculation for Percentage of Outstanding units includes units listed under the captions “Units Beneficially Owned” and “Units under Exercisable Options.”

(5)
As of December 31, 2013, 42,656,281 NuStar GP Holdings, LLC’s units were issued and outstanding. There are no classes of equity securities of NuStar GP Holdings, LLC outstanding other than the units. The calculation for Percentage of Outstanding Units includes units listed under the captions “NuStar GP Holdings, LLC Units Beneficially Owned” and “NuStar GP Holdings, LLC Units under Exercisable Options.”

(6)
Ms. Perry was divorced in September 2012, and as a part of the settlement, Ms. Perry agreed to give her ex-spouse a portion of the NuStar Energy L.P. units she would receive in the future upon vesting of her restricted units, which were granted to her prior to September 2012, in 2007 through 2011, and remained outstanding at the time of the divorce (as described in detail in the applicable document, the “Pre-decree Restricted Units”). The obligation will continue until the last of the Pre-decree Restricted Units, 1/5 of the 2011 grant, vests in 2016.

Except as otherwise indicated, the following table sets forth certain information as of December 31, 2013 with respect to each entity known to us to be the beneficial owner of more than 5% of our outstanding units.

Name and Address of Beneficial Owner	Units	Percentage of Units (2)
NuStar GP Holdings (1) 19003 IH-10 West San Antonio, Texas 78257	10,228,945	13.1%

(1)
NuStar GP Holdings owns the units through its wholly owned subsidiaries, NuStar GP, LLC and Riverwalk Holdings, LLC. NuStar GP Holdings controls voting and investment power of the units through these wholly owned subsidiaries.

(2)	Assumes 77,886,078 units outstanding.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information about NuStar GP, LLC’s equity compensation plans, which are described in further detail in Note 20 of Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data:”

Plan categories	Number of securities to be issued upon exercise of outstanding unit options, warrants and rights(1)	Weighted-average exercise price of outstanding unit options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity Compensation Plans approved by security holders	1,659,302	$53.05	1,517,027
Equity Compensation Plans not approved by security holders	363,393	48.17	—

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
TRANSACTIONS WITH MANAGEMENT AND OTHERS
In January 2007, our Board adopted a written related person transaction policy that codifies our prior practice. For purposes of the policy, a related person transaction is one that is not available to all employees generally or involves $10,000 or more when aggregated with similar transactions. The policy requires that any related person transaction between NuStar Energy or NuStar GP, LLC and: (i) any vice president, Section 16 officer or director, (ii) any 5% or greater unitholder of NuStar Energy, its controlled affiliates or NuStar GP Holdings, (iii) any immediate family member of any officer or director, or (iv) any entity controlled by any of (i), (ii) or (iii) (or in which any of (i), (ii) or (iii) owns more than 5%) must be approved by the disinterested members of the Board. In addition, the policy requires that the officers and directors have an affirmative obligation to inform our Corporate Secretary of his or her immediate family members, as well as any entities in which he or she controls or owns more than 5%.
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
On April 24, 2008, the independent directors of NuStar GP, LLC approved the adoption of a Services Agreement, effective January 1, 2008, between NuStar GP, LLC and NuStar Energy (the Services Agreement). The Services Agreement provides that NuStar GP, LLC will furnish all services necessary for the conduct of the business of NuStar Energy, and NuStar Energy will reimburse NuStar GP, LLC for all payroll and related benefit costs, including pension and unit-based compensation costs, other than the expenses allocated to NuStar Holdings (the Holdco Services Expense). The Holdco Services Expense is equal to $1.1 million (as adjusted), plus 1.0% of NuStar GP, LLC’s domestic employee bonus and unit compensation expense for the applicable fiscal year. For fiscal year 2013, the Holdco Services Expense was equal to $1.4 million. The Holdco Services Expense is subject to adjustment (a) by an annual amount equal to NuStar GP, LLC’s annual merit increase percentage for the most recently completed contract year and (b) for changed levels of services due to expansion of operations through, among other things, expansion of operations, acquisitions or the construction of new businesses or assets. On December 31, 2014, the Services Agreement automatically renewed for a two-year term and will continue to renew automatically for two-year terms unless terminated by either party on six months’ written notice.
John D. Greehey, a NuStar employee, is the son of Mr. Greehey. As such, he is deemed to be a “related person” under Item 404(a) of the SEC’s Regulation S-K. Mr. J. Greehey is a Vice President of a subsidiary of NuStar Energy L.P. In 2013, Mr. J. Greehey did not attend any Board or Committee meetings. The aggregate value of compensation paid by NuStar to Mr. J. Greehey in 2013 was less than $500,000. There were no material differences between the compensation paid to Mr. J. Greehey and the compensation paid to any other employees who hold analogous positions.
Garrett Brown, a NuStar employee, is the son of Mary Rose Brown, Executive Vice President and Chief Administrative Officer. As such, he is deemed to be a “related person” under Item 404(a) of the SEC’s Regulation S-K. Mr. Brown works in the Corporate Communications department at NuStar, as a Government Relations Clerk. In 2013, Mr. Brown did not attend any Board or Committee meetings. The aggregate value of compensation paid by NuStar to Mr. Brown in 2013 was less than $500,000. There were no material differences between the compensation paid to Mr. Brown and the compensation paid to any other employees who hold analogous positions.

RIGHTS OF NUSTAR GP HOLDINGS
Due to its ownership of NuStar GP, LLC and Riverwalk Holdings, LLC, as of December 31, 2013, NuStar GP Holdings indirectly owned:

•	the 2% general partner interest in NuStar Energy, through its indirect 100% ownership interest in Riverwalk Logistics, L.P.;

•	100% of the incentive distribution rights issued by us, which entitle NuStar GP Holdings to receive increasing percentages of the cash we distribute, currently at the maximum percentage of 23%; and

•	10,228,945 NuStar Energy L.P. units representing 13.1% of the issued and outstanding NuStar Energy common units.
Certain of our officers are also officers of NuStar GP Holdings. Our Chairman, Mr. Greehey, is also the Chairman of Board and owns 18.9% of NuStar GP Holdings. NuStar GP Holdings appoints NuStar GP, LLC’s directors. NuStar GP, LLC’s board is responsible for overseeing NuStar GP, LLC’s role as the owner of the general partner of NuStar Energy. NuStar GP Holdings must also approve matters that have or would have reasonably expected to have a material effect on NuStar GP Holdings’ interests as one of our major unitholders.
NuStar Energy’s partnership agreement requires that NuStar GP, LLC maintain a Conflicts Committee, composed entirely of independent directors, to review and resolve certain potential conflicts of interest between Riverwalk Logistics, L.P. and its affiliates, on one hand, and NuStar Energy, on the other hand.

DIRECTOR INDEPENDENCE
Our business is managed under the direction of the Board of NuStar GP, LLC, the general partner of Riverwalk Logistics, L.P., the general partner of NuStar Energy. The Board conducts its business through meetings of the Board and its committees. During 2013, the Board held eight meetings. No member of the Board attended less than 75% of the meetings of the Board and committees of which he was a member.
In 2013, the Board had standing Audit, Compensation and Nominating/Governance & Conflicts Committees. Each committee has a written charter. The committees of the Board and the number of meetings held by the committees in 2013 are described below.
Independent Directors
The Board has one member of management, Mr. Barron, President and CEO, and five non-management directors. Mr. Anastasio, our former President and CEO, was a director until his retirement, effective December 31, 2013. The Board has determined that four of five of its non-management directors meet the independence requirements of the NYSE listing standards as set forth in the NYSE Listed Company Manual. As a limited partnership, NuStar Energy is not required to have a majority of independent directors. The independent directors are: Mr. Bates, Mr. Hill, Mr. Patton and Mr. Rosier.
Mr. Greehey, Chairman of the Board, also serves as the Chairman of the NuStar GP Holdings board of directors and owns 18.9% of NuStar GP Holdings. Mr. Greehey is not an independent director under the NYSE’s listing standards.
Mr. Barron has been President and CEO of NuStar GP, LLC since January 2014. Mr. Barron also serves as President and CEO of NuStar GP Holdings. As a member of management, Mr. Barron is not an independent director under the NYSE’s listing standards.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
KPMG FEES FOR FISCAL YEAR 2013
Audit Fees
The aggregate fees for fiscal year 2013 for professional services rendered by KPMG for the audit of the annual financial statements for the year ended December 31, 2013 included in this Form 10-K, review of NuStar Energy’s interim financial statements included in NuStar Energy’s 2013 Forms 10-Q, the audit of the effectiveness of NuStar Energy’s internal control over financial reporting as of December 31, 2013 and related services that are normally provided by the principal auditor (e.g., comfort letters and assistance with review of documents filed with the SEC) were $2,433,000.
Audit-related Fees
The aggregate fees for the fiscal year 2013 for assurance and related services rendered by KPMG that are reasonably related to the performance of the audit or review of NuStar Energy’s financial statements and not reported in the preceding caption were $186,000.

Tax Fees
The aggregate fees for the fiscal year 2013 for professional services rendered by KPMG for tax compliance, tax advice and tax planning were $22,612.
All Other Fees
The aggregate fees for the fiscal year 2013 for services rendered by KPMG, other than the services reported under the preceding captions, were $0.
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
None of the services (described above) for 2012 or 2013 provided by KPMG were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following consolidated financial statements of NuStar Energy L.P. and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

Management’s Report on Internal Control over Financial Reporting
Reports of independent registered public accounting firm (KPMG LLP)
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

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

4.09
Seventh Supplemental Indenture, dated as of August 19, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Successor Trustee
NuStar Energy L.P.’s Current Report on Form 8-K filed August 23, 2013 (File No. 001-16417), Exhibit 4.3

4.10	Indenture, dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (Senior Debt Securities)	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.03

4.11
First Supplemental Indenture, dated as of February 21, 2002, to Indenture dated as of February 21, 2002, between Kaneb Pipe Line Operating Partnership, L.P. and JPMorgan Chase Bank (including form of 7.750% Senior Unsecured Notes due 2012)
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.04

4.12
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

Exhibit Number	Description	Incorporated by Reference to the Following Document

4.13
Third Supplemental Indenture, dated and effective as of May 16, 2003, to Indenture dated as of February 21, 2002, as amended and supplemented, between Kaneb Pipe Line Operating Partnership, L.P., Statia Terminals Canada Partnership, and JPMorgan Chase Bank
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.06

4.14
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

4.15
Fifth Supplemental Indenture, dated and effective as of July 1, 2005, to Indenture dated as of February 21, 2002, as amended and supplemented, among Kaneb Pipe Line Operating Partnership, L.P., Valero L.P., Valero Logistics Operations, L.P., and JPMorgan Chase Bank
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.08

4.16
Instrument of Resignation, Appointment and Acceptance, dated June 30, 2008, among NuStar Pipeline Operating Partnership L.P., NuStar Energy L.P., NuStar Logistics, L.P., The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 4.12

4.17
Indenture, dated as of January 22, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to Subordinated Debt Securities

NuStar Energy L.P.’s Current Report on Form 8-K filed January 22, 2013 (File No. 001-16417), Exhibit 4.1

4.18
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

10.03
Second Amendment to 5-Year Revolving Credit Agreement, dated as of November 30, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2012 (File No. 001-16417), Exhibit 10.03

Exhibit Number	Description	Incorporated by Reference to the Following Document

10.04
Third Amendment to 5-Year Revolving Credit Agreement, dated as of January 11, 2013, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2012 (File No. 001-16417), Exhibit 10.04

10.05
Fourth Amendment to 5-Year Revolving Credit Agreement, dated as of December 4, 2013, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders Party Hereto
*

+10.06	NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, amended and restated as of April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-16417), Exhibit 10.03

+10.07	Form of Unit Option Agreement under the Valero GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan. as amended	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.11

+10.08	NuStar GP, LLC Amended and Restated 2002 Unit Option Plan, amended and restated as of April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-16417), Exhibit 10.02

+10.09	NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of May 1, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed May 10, 2011 (File No. 001-16417), Exhibit 10.01

+10.10	NuStar GP, LLC Fourth Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of January 1, 2014	*

+10.11	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 10, 2008 (File No. 001-16417), Exhibit 10.03

+10.12	Form of Unit Option Award Agreement under the Valero GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed November 3, 2006 (File No. 001-16417), Exhibit 10.02

+10.13	Form of 2010 Restricted Unit Award Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 5, 2011(File No. 001-16417), Exhibit 10.03

+10.14	Form of 2011 Restricted Unit Award Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-16417), Exhibit 10.2

+10.15	Form of 2013 Restricted Unit Award Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	*

+10.16	Form of Amended and Restated Performance Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed December 8, 2009 (File No. 001-16417), Exhibit 10.02

+10.17	Omnibus Amendment to Form of Amended and Restated Performance Unit Agreements under the NuStar GP LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed February 2, 2010 (File No. 001-16417), Exhibit 10.03

+10.18	Form of Performance Unit Agreement under the Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16417), Exhibit 10.11

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.19	Form of Waiver Related to Certain Performance Units under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-16417), Exhibit 10.3

+10.20	Form of Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 5, 2011(File No. 001-16417), Exhibit 10.02

+10.21	Form of Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	*

+10.22	Valero L.P. Annual Bonus Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.18

+10.23	Change of Control Severance Agreement by and among Valero GP, LLC, Valero L.P. and Curtis V. Anastasio, dated November 6, 2006.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.05

+10.24	Form of Change of Control Severance Agreement by and among Valero LP, Valero GP, LLC and each of the other executive officers of Valero GP, LLC, dated as of November 6, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.06

10.25	Non-Compete Agreement between Valero GP Holdings, LLC, Valero L.P., Riverwalk Logistics, L.P. and Valero GP, LLC, effective as of July 19, 2006	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.03

10.26	Services Agreement, effective January 1, 2008, between NuStar GP, LLC and NuStar Energy L.P.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008 (File No. 001-16417), Exhibit 10.01

+10.27	NuStar Excess Pension Plan, amended and restated effective as of January 1, 2008	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.29

+10.28	NuStar Excess Thrift Plan, amended and restated effective as of January 1, 2008	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.30

+10.29	NuStar Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.31

+10.30	Shamrock Logistics GP, LLC Year 2001 Annual Incentive Plan	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.4

+10.31	Shamrock Logistics GP, LLC Intermediate Incentive Compensation Plan	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 10.9

10.32	Amended and Restated Aircraft Time Sharing Agreement, dated as of September 4, 2009, between NuStar Logistics, L.P. and William E. Greehey	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16417), Exhibit 10.24

10.33
Crude Oil Sales Agreement between NuStar Marketing LLC and PDVSA-Petróleo S.A., an affiliate of Petróleos de Venezuela S.A., the national oil company of the Bolivarian Republic of Venezuela, dated effective as of March 1, 2008
NuStar Energy L.P.’s Current Report on Form 8-K filed March 25, 2008 (File No. 001-16417), Exhibit 10.1

Exhibit Number	Description	Incorporated by Reference to the Following Document

10.34	Amendment to Crude Oil Sales Agreement between PDVSA-Petróleo S.A., NuStar Logistics, L.P. and NuStar Marketing, effective as of October 1, 2012	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2013 (File No. 001-16417), Exhibit 10.01

10.35	Lease Agreement Between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of July 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed July 21, 2010 (File No. 001-16417), Exhibit 10.01

10.36	Letter of Credit Agreement dated June 5, 2012 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent	NuStar Energy L.P.’s Current Report on Form 8-K filed June 12, 2012 (File No. 001-16417), Exhibit 10.01

10.37
First Amendment to Letter of Credit Agreement, dated as of June 29, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012 (File No. 001-16417), Exhibit 10.02

10.38	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of December 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-16417), Exhibit 10.01

10.39	Application for Letter of Credit and Reimbursement Agreement between JPMorgan Chase Bank, N.A. and NuStar Logistics, L.P. dated as of December 29, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-16417), Exhibit 10.02

10.40	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of August 1, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed August 10, 2011 (File No. 001-16417), Exhibit 10.01

10.41	Application for Letter of Credit and Reimbursement Agreement between JPMorgan Chase Bank, N.A. and NuStar Logistics, L.P. dated as of August 9, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed August 10, 2011 (File No. 001-16417), Exhibit 10.02

10.42	Letter of Credit Agreement dated as of June 5, 2013 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Nova Scotia, as Issuing Bank and Administrative Agent.	NuStar Energy L.P.’s Current Report on Form 8-K filed June 11, 2013 (File No. 001-16417), Exhibit 10.01

10.43	Equity Distribution Agreement, dated May 23, 2011 by and among NuStar Energy L.P., Riverwalk Logistics, L.P., NuStar GP, LLC, and Citigroup Global Markets Inc.	NuStar Energy L.P.’s Current Report on Form 8-K filed May 23, 2011 (File No. 001-16417), Exhibit 1.1

10.44
Purchase and Sale Agreement by and among NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar Asphalt LLC and Asphalt Acquisition LLC dated as of July 3, 2012
NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012 (File No. 001-16417), Exhibit 10.01

10.45	Letter Agreement by and among Asphalt Acquisition LLC, NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC and NuStar Asphalt LLC dated August 2, 2012	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2012 (File No. 001-16417), Exhibit 10.02

Exhibit Number	Description	Incorporated by Reference to the Following Document

10.46
Amendment No. 1 to Purchase and Sale Agreement dated as of September 28, 2012 by and among NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar GP, LLC, NuStar Asphalt LLC and Asphalt Acquisition LLC
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2012 (File No. 001-16417), Exhibit 10.03

10.47	Amended and Restated Transaction Agreement by and between LG Asphalt L.P. and NuStar Logistics, L.P. dated as of December 20, 2013	*

10.48	Amendment No. 1 to Amended and Restated Transaction Agreement dated as of January 29, 2014	*

10.49	Amendment No. 2 to Amended and Restated Transaction Agreement dated as of February 26, 2014	*

12.01	Statement of Computation of Ratio of Earnings to Fixed Charges	*

14.01	Code of Ethics for Senior Financial Officers	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2003 (File No. 001-16417), Exhibit 14.1

21.01	List of subsidiaries of NuStar Energy L.P.	*

23.01	Consent of KPMG LLP dated March 3, 2014 (NuStar Energy L.P.)	*

23.02	Consent of KPMG LLP dated February 28, 2014 (NuStar Asphalt LLC)	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

99.01	Audit Committee Pre-Approval Policy	*

99.02	Consolidated Financial Statements of NuStar Asphalt LLC for December 31, 2013 and 2012	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

Exhibit Number	Description	Incorporated by Reference to the Following Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(c) of Form 10-K.
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

NUSTAR ENERGY L.P.
(Registrant)

By:	Riverwalk Logistics, L.P., its general partner
By: NuStar GP, LLC, its general partner

By:	/s/ Bradley C. Barron
Bradley C. Barron
President and Chief Executive Officer
March 3, 2014

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
March 3, 2014

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Vice President and Controller
March 3, 2014

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Bradley C. Barron, Thomas R. Shoaf and Amy L. Perry, or any of them, each with power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all subsequent amendments and supplements to this Annual Report on Form 10-K, and to file the same, or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby qualifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William E. Greehey	Chairman of the Board	March 3, 2014
William E. Greehey

/s/ Bradley C. Barron	President, Chief Executive	March 3, 2014
Bradley C. Barron	Officer and Director (Principal Executive Officer)

/s/ Thomas R. Shoaf	Executive Vice President	March 3, 2014
Thomas R. Shoaf	and Chief Financial Officer (Principal Financial Officer)

/s/ Jorge A. del Alamo	Vice President and Controller	March 3, 2014
Jorge A. del Alamo	(Principal Accounting Officer)

/s/ J. Dan Bates	Director	March 3, 2014
J. Dan Bates

/s/ Dan J. Hill	Director	March 3, 2014
Dan J. Hill

/s/ Rodman D. Patton	Director	March 3, 2014
Rodman D. Patton

/s/ W. Grady Rosier	Director	March 3, 2014
W. Grady Rosier