Form 10-Q
period 2014-03-31
NuStar Energy L.P.
filed 2014-05-08
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of April 30, 2014 was 77,886,078.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,598	$100,743
Accounts receivable, net of allowance for doubtful accounts of $252 and $1,224 as of March 31, 2014 and December 31, 2013, respectively	304,056	281,310
Receivable from related parties	212	51,084
Inventories	102,647	138,147
Income tax receivable	3,520	826
Other current assets	36,786	39,452
Assets held for sale	19,920	21,987
Total current assets	509,739	633,549
Property, plant and equipment, at cost	4,551,390	4,500,837
Accumulated depreciation and amortization	(1,231,272)	(1,190,184)
Property, plant and equipment, net	3,320,118	3,310,653
Intangible assets, net	68,104	71,249
Goodwill	617,429	617,429
Investment in joint ventures	70,342	68,735
Deferred income tax asset	4,083	5,769
Note receivable from related party	—	165,440
Other long-term assets, net	324,819	159,362
Total assets	$4,914,634	$5,032,186
Liabilities and Partners’ Equity
Current liabilities:
Accounts payable	$196,529	$298,751
Payable to related party	13,608	8,325
Accrued interest payable	27,399	33,113
Accrued liabilities	29,509	38,632
Taxes other than income tax	8,998	9,745
Income tax payable	5,362	4,006
Total current liabilities	281,405	392,572
Long-term debt	2,710,117	2,655,553
Long-term payable to related party	39,441	41,139
Deferred income tax liability	28,348	27,350
Other long-term liabilities	11,839	11,778
Commitments and contingencies (Note 5)
Partners’ equity:
Limited partners (77,886,078 common units outstanding as of March 31, 2014 and December 31, 2013)	1,864,824	1,921,726
General partner	42,422	43,804
Accumulated other comprehensive loss	(64,868)	(63,394)
Total NuStar Energy L.P. partners’ equity	1,842,378	1,902,136
Noncontrolling interest	1,106	1,658
Total partners’ equity	1,843,484	1,903,794
Total liabilities and partners’ equity	$4,914,634	$5,032,186
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Service revenues	$229,338	$225,759
Product sales	619,875	772,427
Total revenues	849,213	998,186
Costs and expenses:
Cost of product sales	594,959	752,254
Operating expenses:
Third parties	77,406	81,804
Related party	28,659	31,713
Total operating expenses	106,065	113,517
General and administrative expenses:
Third parties	6,762	8,710
Related party	14,094	18,784
Total general and administrative expenses	20,856	27,494
Depreciation and amortization expense	46,230	41,563
Total costs and expenses	768,110	934,828
Operating income	81,103	63,358
Equity in loss of joint ventures	(4,306)	(11,143)
Interest expense, net	(34,417)	(30,991)
Interest income from related party	1,055	1,122
Other income, net	3,678	344
Income from continuing operations before income tax expense	47,113	22,690
Income tax expense	4,117	3,091
Income from continuing operations	42,996	19,599
(Loss) income from discontinued operations, net of tax	(3,359)	4,805
Net income	39,637	24,404
Less net loss attributable to noncontrolling interest	(107)	(161)
Net income attributable to NuStar Energy L.P.	$39,744	$24,565
Net income (loss) per unit applicable to limited partners:
Continuing operations	$0.40	$0.10
Discontinued operations	(0.04)	0.07
Total (Note 10)	$0.36	$0.17
Weighted-average limited partner units outstanding	77,886,078	77,886,078

Comprehensive income	$37,718	$22,014
Less comprehensive loss attributable to noncontrolling interest	(552)	(448)
Comprehensive income attributable to NuStar Energy L.P.	$38,270	$22,462
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$39,637	$24,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	46,230	42,926
Amortization of debt related items	2,424	(1,173)
Gain from sale or disposition of assets	(24)	(9,204)
Asset impairment loss	2,067	—
Deferred income tax expense (benefit)	3,054	(1,192)
Equity in loss of joint ventures	4,306	11,143
Distributions of equity in earnings of joint ventures	2,366	4,652
Changes in current assets and current liabilities (Note 11)	(38,795)	73,586
Other, net	2,060	(742)
Net cash provided by operating activities	63,325	144,400
Cash Flows from Investing Activities:
Capital expenditures	(54,486)	(52,564)
Change in accounts payable related to capital expenditures	(8,560)	—
Proceeds from sale or disposition of assets	66	112,715
Increase in note receivable from related party	(13,328)	(63,489)
Other, net	(23)	220
Net cash used in investing activities	(76,331)	(3,118)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	245,213	334,226
Proceeds from note offering, net of issuance costs	—	391,217
Long-term debt repayments	(189,280)	(718,205)
Short-term debt repayments	—	(577)
Distributions to unitholders and general partner	(98,051)	(98,051)
Payments for termination of interest rate swaps	—	(16,255)
Other, net	(584)	76
Net cash used in financing activities	(42,702)	(107,569)
Effect of foreign exchange rate changes on cash	(2,437)	(802)
Net (decrease) increase in cash and cash equivalents	(58,145)	32,911
Cash and cash equivalents as of the beginning of the period	100,743	83,602
Cash and cash equivalents as of the end of the period	$42,598	$116,513
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 14.9% total interest in us as of March 31, 2014.

We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: pipeline, storage and fuels marketing.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2014 and 2013 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) amended the disclosure requirements for discontinued operations. Under the amended guidance, a discontinued operation is defined as the disposal of a component that represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The amended guidance also requires expanded disclosures about discontinued operations and disposals of a significant part of an entity that do not qualify as discontinued operations. The amended guidance is effective prospectively to new disposals and new classifications of assets held for sale in annual periods beginning after December 15, 2014, and interim periods within those annual periods. Accordingly, we plan to adopt the amended guidance January 1, 2015.

2. DISPOSITIONS AND DISCONTINUED OPERATIONS

Dispositions
On February 26, 2014, we sold our remaining 50% ownership interest in NuStar Asphalt LLC (Asphalt JV) to Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm (the Asphalt JV Sale). Lindsay Goldberg now owns 100% of Asphalt JV. Unless otherwise indicated, the term “Asphalt JV” is used in this report to refer to NuStar Asphalt LLC, to one or more of its consolidated subsidiaries or to all of them taken as a whole. Effective February 27, 2014, NuStar Asphalt LLC changed its name to Axeon Specialty Products LLC. As a result of the Asphalt JV Sale, we ceased applying the equity method of accounting. Upon completion of the Asphalt JV Sale, the $250.0 million unsecured revolving credit facility provided by us to Asphalt JV (the NuStar JV Facility) was converted from a revolving credit agreement into a $190.0 million term loan (the NuStar Term Loan). See Note 8 for a discussion of our agreements with Asphalt JV. Also at the time of the sale, the parties agreed to: (i) terminate the terminal services agreements with respect to our terminals in Rosario, NM, Catoosa, OK and Houston, TX; (ii) amend the terminal services agreements for our terminals in Baltimore, MD and Jacksonville, FL; and (iii) transfer ownership of both the Wilmington, NC and Dumfries, VA terminals to Asphalt JV, which were categorized as assets held for sale at December 31, 2013.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Discontinued Operations
Terminals Held for Sale. In addition to the terminals located in Wilmington, NC and Dumfries, VA, we have identified and plan to divest of several non-strategic, underperforming terminal facilities. As a result, we have reclassified the associated property, plant and equipment as “Assets held for sale” on the consolidated balance sheet. We presented the results of operations for those facilities, which were previously reported in the storage segment, as discontinued operations for all periods presented. We allocated interest expense of $0.4 million for each of the three months ended March 31, 2014 and 2013 to discontinued operations based on the ratio of net assets discontinued to consolidated net assets.

San Antonio Refinery. On January 1, 2013, we sold our fuels refinery in San Antonio, Texas (the San Antonio Refinery) and related assets for approximately $117.0 million (the San Antonio Refinery Sale). We have presented the results of operations for the San Antonio Refinery and related assets as discontinued operations for all periods presented. We recognized a gain of $9.3 million on the sale, which is included in discontinued operations for the three months ended March 31, 2013.

The following table summarizes the results from discontinued operations:

	Three Months Ended March 31,
	2014	2013
	(Thousands of Dollars)
Revenues	$1,821	$1,709

(Loss) income before income tax expense	$(3,359)	$4,250

3. INVENTORIES

Inventories consisted of the following:

	March 31, 2014	December 31, 2013
	(Thousands of Dollars)
Crude oil	$6,183	$6,485
Finished products	88,541	123,656
Materials and supplies	7,923	8,006
Total	$102,647	$138,147

4. DEBT

Revolving Credit Agreement
During the three months ended March 31, 2014, the balance under our $1.5 billion five-year revolving credit agreement (the 2012 Revolving Credit Agreement) increased by $55.7 million, which we used for general partnership purposes. The 2012 Revolving Credit Agreement bears interest, at our option, based on either an alternative base rate or a LIBOR-based rate. The interest rate on the 2012 Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or subsequently upgraded) by certain credit rating agencies. As of March 31, 2014, our weighted average interest rate was 2.2%.

The 2012 Revolving Credit Agreement contains customary restrictive covenants, including requiring us to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2012 Revolving Credit Agreement) not to exceed 5.00-to-1.00. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the 2012 Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of March 31, 2014, our consolidated debt coverage ratio was 4.4x, and we had $784.0 million available for borrowing.

Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, Louisiana issued, pursuant to the Gulf Opportunity Zone Act of 2005, tax-exempt revenue bonds (the GoZone Bonds) associated with our St. James, Louisiana terminal expansions. The GoZone Bonds bear interest based on a weekly tax-exempt bond market interest rate, and we pay interest monthly. The interest rate was 0.1% as of March 31, 2014. Following the issuance, the proceeds were deposited with a trustee and are disbursed to us upon our

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

request for reimbursement of expenditures related to our St. James terminal expansions. We include the amount remaining in trust in “Other long-term assets, net,” and we include the amount of bonds issued in “Long-term debt” on the consolidated balance sheets. For the three months ended March 31, 2014, we received $0.5 million from the trustee. As of March 31, 2014, the amount remaining in trust totaled $83.0 million.

5. COMMITMENTS AND CONTINGENCIES

Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of March 31, 2014, we have accrued $0.8 million for contingent losses. The amount that will ultimately be paid may differ from the recorded accruals, and the timing of such payments is uncertain. In addition, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

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

Recurring Fair Value Measurements
The following assets and liabilities are measured at fair value on a recurring basis:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$2,470	$—	$—	$2,470
Commodity derivatives	579	4,695	—	5,274
Other long-term assets, net:
Commodity derivatives	—	794	—	794
Accrued liabilities:
Product imbalances	(2,157)	—	—	(2,157)
Commodity derivatives	—	(2,574)	—	(2,574)
Contingent consideration	—	—	(1,318)	(1,318)
Other long-term liabilities:
Commodity derivatives	—	(411)	—	(411)
Guarantee liability	—	—	(2,620)	(2,620)
Total	$892	$2,504	$(3,938)	$(542)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Other current assets:
Product imbalances	$1,980	$—	$—	$1,980
Commodity derivatives	—	4,948	—	4,948
Other long-term assets, net:
Commodity derivatives	—	6,977	—	6,977
Accrued liabilities:
Product imbalances	(2,190)	—	—	(2,190)
Commodity derivatives	(1,433)	(800)	—	(2,233)
Contingent consideration	—	—	(1,318)	(1,318)
Other long-term liabilities:
Commodity derivatives	—	(1,575)	—	(1,575)
Guarantee liability	—	—	(1,880)	(1,880)
Total	$(1,643)	$9,550	$(3,198)	$4,709

Product Imbalances. We value our assets and liabilities related to product imbalances using quoted market prices in active markets as of the reporting date.

Commodity Derivatives. We base the fair value of certain of our commodity derivative instruments on quoted prices on an exchange; accordingly, we include these items in Level 1 of the fair value hierarchy. We also have derivative instruments for which we determine fair value using industry pricing services and other observable inputs, such as quoted prices on an exchange for similar derivative instruments. Therefore, we include these derivative instruments in Level 2 of the fair value hierarchy. See Note 7 for a discussion of our derivative instruments.

Contingent Consideration. On December 13, 2012, NuStar Logistics acquired certain assets, including 100% of the partnership interest in TexStar Crude Oil Pipeline, LP, from TexStar Midstream Services, LP and certain of its affiliates (collectively, TexStar) for approximately $325.0 million (the TexStar Asset Acquisition), including contingent consideration. In connection with the TexStar Asset Acquisition, we could be obligated to pay additional consideration to TexStar. Such obligations are dependent upon the cost of work required to complete certain assets and obtain outstanding real estate rights (collectively, the Contingent Consideration). We estimated the fair value of the Contingent Consideration based on significant inputs not observable in the market and have therefore reported that amount within Level 3 of the fair value hierarchy. Based on our assessment of the costs necessary to complete the assets in accordance with our agreement with TexStar, and considering the probability of possible outcomes, we determined that it is unlikely we would be obligated to pay a portion of the Contingent Consideration. The undiscounted amount of potential future payments that we could be required to make under the applicable agreements is between $0 and $1.3 million.

Guarantees. As of March 31, 2014, we recorded a liability of $2.6 million representing the fair value of guarantees we have issued on behalf of Asphalt JV. We estimated the fair value considering the probability of default by Asphalt JV and an estimate of the amount we would be obligated to pay under the guarantees at the time of default. We calculated the fair value based on the guarantees outstanding as of March 31, 2014, totaling $111.0 million, plus two guarantees that do not specify a maximum amount, but for which we believe any amounts due would be minimal. Our estimate of the fair value is based on significant inputs not observable in the market and thus falls within Level 3 of the fair value hierarchy. See Note 8 for a discussion of our agreements with Asphalt JV.

In the event we are obligated to perform under any of these guarantees, the amount paid by us will be treated as additional borrowings under the NuStar JV Term Loan. As a result, we increased the carrying value of the note receivable from Asphalt JV by the same amount as the liability for the fair value of the guarantees outstanding as of March 31, 2014.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity in our Level 3 liabilities:

Three Months Ended March 31, 2014
(Thousands of Dollars)
Beginning balance	$3,198
Adjustment to guarantee liability	740
Ending balance	$3,938

Non-recurring Fair Value Measurements
We reclassified the property, plant and equipment associated with certain terminals as “Assets held for sale” on the consolidated balance sheet and recorded those assets at fair value, less costs to sell. We estimated the fair values of $19.9 million and $22.0 million as of March 31, 2014 and December 31, 2013, respectively, using a weighted-average of values calculated using an income approach and a market approach. The income approach calculates fair value by discounting the estimated net cash flows generated by the related terminal. The market approach involves estimating the fair value measurement on an earnings multiple based on public company transaction data. Our estimate of the fair value is based on significant inputs not observable in the market and thus falls within Level 3 of the fair value hierarchy.

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, note receivables, payables and debt in our consolidated balance sheets at their carrying amounts. The fair values of these financial instruments, except for a note receivable from Asphalt JV and debt, approximate their carrying amounts. The estimated fair value and carrying amounts of the debt and note receivable were as follows:

	March 31, 2014		December 31, 2013
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(Thousands of Dollars)
Debt	$2,764,360	$2,710,117	$2,636,734	$2,655,553
Note receivable from Asphalt JV	$144,949	$171,275	$133,416	$165,440

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
The note receivable related to the NuStar JV Term Loan is recorded at: (i) the outstanding principal amount of $190.0 million; (ii) plus the fair value of guarantees of $2.6 million; and (iii) reduced by equity losses from our investment in Asphalt JV of $21.3 million incurred after the carrying value of our investment in Asphalt JV was reduced to zero. We review the financial information of Asphalt JV monthly for possible non-payment indicators.
We estimated the fair value of the note receivable using discounted cash flows, which use observable inputs such as time to maturity and market interest rates, and determined the fair value falls in Level 2 of the fair value hierarchy. See Note 8 for additional information on the note receivable from Asphalt JV.

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
Interest Rate Risk
We were a party to certain interest rate swap agreements to manage our exposure to changes in interest rates, which included forward-starting interest rate swap agreements related to the interest payments associated with forecasted probable debt

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

issuances. These swaps qualified, and we designated them, as cash flow hedges. In 2013, we terminated our remaining forward-starting interest rate swap agreements. We recorded the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive loss” (AOCI). The amount accumulated in AOCI is amortized into “Interest expense, net” over the term of the forecasted debt as the interest payments occur or if the interest payments are probable not to occur. As of March 31, 2014, we had no forward-starting interest rate swap agreements.

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

The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short open positions on an absolute basis, which totaled 14.1 million barrels and 15.2 million barrels as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014 and December 31, 2013, we had $1.9 million and $3.3 million, respectively, of margin deposits related to our derivative instruments.

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Commodity contracts	Other current assets	$402	$—	$(13)	$—
Commodity contracts	Accrued liabilities	—	—	—	(130)
Total		402	—	(13)	(130)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	17,941	16,168	(13,056)	(11,220)
Commodity contracts	Other long-term assets, net	1,151	15,883	(357)	(8,906)
Commodity contracts	Accrued liabilities	2,215	4,523	(4,789)	(6,626)
Commodity contracts	Other long-term liabilities	4,568	5,448	(4,979)	(7,023)
Total		25,875	42,022	(23,181)	(33,775)

Total Derivatives		$26,277	$42,022	$(23,194)	$(33,905)

Certain of our derivative instruments are eligible for offset in the consolidated balance sheets and subject to master netting arrangements. Under our master netting arrangements, there is a legally enforceable right to offset amounts, and we intend to settle such amounts on a net basis. The following are the net amounts presented on the consolidated balance sheets:

Commodity Contracts	March 31, 2014	December 31, 2013
	(Thousands of Dollars)
Net amounts of assets presented in the consolidated balance sheets	$6,068	$11,925
Net amounts of liabilities presented in the consolidated balance sheets	$(2,985)	$(3,808)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The earnings impact of our derivative activity was as follows:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Three months ended March 31, 2014:
Commodity contracts	Cost of product sales	$1,213	$(2,097)	$(884)

Three months ended March 31, 2013:
Commodity contracts	Cost of product sales	$(1,276)	$1,636	$360

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Income Statement Location (a)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Thousands of Dollars)		(Thousands of Dollars)
Three months ended March 31, 2014:
Interest rate swaps	$—	Interest expense, net	$(2,766)	$—

Three months ended March 31, 2013:
Interest rate swaps	$4,687	Interest expense, net	$(487)	$—

(a)
Amounts are included in specified location for both the gain (loss) reclassified from accumulated other comprehensive income (OCI) into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion).

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Three months ended March 31, 2014:
Commodity contracts	Cost of product sales	$32

Three months ended March 31, 2013:
Commodity contracts	Cost of product sales	$(6,827)
Commodity contracts	Operating expenses	(1)
Commodity contracts	(Loss) income from discontinued operations	(218)
Total		$(7,046)

For derivatives designated as cash flow hedging instruments, once a hedged transaction occurs, we reclassify the effective portion from AOCI to “Cost of product sales” or “Interest expense, net.” As of March 31, 2014, we expect to reclassify a loss of $10.4 million to “Interest expense, net” within the next twelve months.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. RELATED PARTY TRANSACTIONS

The following table summarizes information pertaining to related party transactions:

	Three Months Ended March 31,
	2014	2013
	(Thousands of Dollars)
Revenues	$929	$1,241
Operating expenses	$28,659	$31,713
General and administrative expenses	$14,094	$18,784
Interest income	$1,055	$1,122
Revenues included in discontinued operations, net of tax	$405	$770
Expenses included in discontinued operations, net of tax	$805	$1,660

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

We had a payable to NuStar GP, LLC of $13.6 million and $8.3 million as of March 31, 2014 and December 31, 2013, respectively, with both amounts representing payroll, employee benefit plan expenses and unit-based compensation. We also had a long-term payable to NuStar GP, LLC as of March 31, 2014 and December 31, 2013 of $39.4 million and $41.1 million, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits.

Asphalt JV
As a result of the Asphalt JV Sale, we ceased reporting transactions between us and Asphalt JV as related party transactions in our consolidated financial statements on February 26, 2014.

Financing Agreements and Credit Support. Effective upon the Asphalt JV Sale, the NuStar JV Facility was converted into the NuStar Term Loan. The NuStar Term Loan will step down from $190.0 million over time: first, to $175.0 million on December 31, 2014 and then to $150.0 million on September 30, 2015. While the NuStar Term Loan does not provide for any other scheduled payments, Asphalt JV is required to use all of its excess cash, as defined in the NuStar Term Loan, to repay the NuStar Term Loan. Like the NuStar JV Facility, the NuStar Term Loan must be repaid in full on September 28, 2019. All repayments of the NuStar Term Loan, including those scheduled in 2014 and 2015, are subject to Asphalt JV meeting certain restrictive requirements contained in its third-party credit facility. The carrying value of the NuStar Term Loan is included in “Other long-term assets, net” on the consolidated balance sheet as of March 31, 2014.

NuStar Energy will continue to provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million. Our obligation to provide credit support will be reduced by a minimum of $25.0 million beginning February 2016 and will terminate in full no later than September 28, 2019. As of March 31, 2014, we provided guarantees for commodity purchases, lease obligations and certain utilities for Asphalt JV with an aggregate maximum potential exposure of $111.0 million, plus two guarantees to suppliers that do not specify a maximum amount, but for which we believe any amounts due would be minimal. A majority of these guarantees have no expiration date. As of March 31, 2014, we have also provided $11.6 million in letters of credit on behalf of Asphalt JV. In the event we are obligated to perform under any of these guarantees or letters of credit, the amount paid by us will be treated as additional borrowings under the NuStar Term Loan.

Crude Oil Supply Agreement. We were a party to a crude oil supply agreement with Asphalt JV (the Asphalt JV Crude Oil Supply Agreement) that committed Asphalt JV to purchase from us a minimum number of barrels of crude oil in a given year. The Asphalt JV Crude Oil Supply Agreement terminated effective January 1, 2014. As of December 31, 2013, we had a receivable from Asphalt JV of $50.7 million, mainly associated with crude oil sales under the Asphalt JV Crude Oil Supply Agreement.

Services Agreement Between Asphalt JV and NuStar GP, LLC. In conjunction with the Asphalt Sale, NuStar GP, LLC entered into a services agreement with Asphalt JV, effective September 28, 2012 (the Asphalt JV Services Agreement). The Asphalt JV

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Services Agreement provides that NuStar GP, LLC will furnish certain administrative and other operating services necessary to conduct the business of Asphalt JV. Asphalt JV will compensate NuStar GP, LLC for these services through an annual fee totaling $10.0 million, subject to adjustment based on the annual merit increase percentage applicable to NuStar GP, LLC employees for the most recently completed contract year. Effective upon the Asphalt JV Sale, the Asphalt JV Services Agreement was amended and will terminate on June 30, 2014, with the option to extend the term for an additional three months for certain services with 30 days prior written notice. Asphalt JV provided written notice to reduce the level of services that NuStar GP, LLC provides to Asphalt JV, which is currently at 63% of the original service level.

9. PARTNERS’ EQUITY

Partners’ Equity Activity
The following table summarizes changes in the carrying amount of equity attributable to NuStar Energy L.P. partners and noncontrolling interest:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity
	(Thousands of Dollars)
Beginning balance	$1,902,136	$1,658	$1,903,794	$2,572,384	$12,611	$2,584,995
Net income (loss)	39,744	(107)	39,637	24,565	(161)	24,404
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,240)	(445)	(4,685)	(7,277)	(287)	(7,564)
Net unrealized gain on cash flow hedges	—	—	—	4,687	—	4,687
Net loss on cash flow hedges reclassified into interest expense, net	2,766	—	2,766	487	—	487
Total other comprehensive loss	(1,474)	(445)	(1,919)	(2,103)	(287)	(2,390)
Cash distributions to partners	(98,051)	—	(98,051)	(98,051)	—	(98,051)
Other	23	—	23	222	—	222
Ending balance	$1,842,378	$1,106	$1,843,484	$2,497,017	$12,163	$2,509,180

Accumulated Other Comprehensive Income
The balance of and changes in the components included in “Accumulated other comprehensive loss” were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Total
	(Thousands of Dollars)
Balance as of January 1, 2014	$(13,658)	$(49,736)	$(63,394)
Activity	(4,240)	2,766	(1,474)
Balance as of March 31, 2014	$(17,898)	$(46,970)	$(64,868)

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

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended March 31,
	2014	2013
	(Thousands of Dollars)
Net income attributable to NuStar Energy L.P.	$39,744	$24,565
Less general partner incentive distribution	10,805	10,805
Net income after general partner incentive distribution	28,939	13,760
General partner interest	2%	2%
General partner allocation of net income after general partner incentive distribution	579	276
General partner incentive distribution	10,805	10,805
Net income applicable to general partner	$11,384	$11,081

Cash Distributions
The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961
General partner incentive distribution	10,805	10,805
Total general partner distribution	12,766	12,766
Limited partners’ distribution	85,285	85,285
Total cash distributions	$98,051	$98,051

Cash distributions per unit applicable to limited partners	$1.095	$1.095

The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions (Thousands of Dollars)	Record Date	Payment Date
March 31, 2014 (a)	$1.095	$98,051	May 7, 2014	May 12, 2014
December 31, 2013	$1.095	$98,051	February 10, 2014	February 14, 2014

(a)	The distribution was announced on April 23, 2014.

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

The following table details the calculation of earnings (loss) per unit:

	Three Months Ended March 31,
	2014	2013
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income attributable to NuStar Energy L.P.	$39,744	$24,565
Less general partner distribution (including IDR)	12,766	12,766
Less limited partner distribution	85,285	85,285
Distributions in excess of earnings	$(58,307)	$(73,486)

General partner earnings:
Distributions	$12,766	$12,766
Allocation of distributions in excess of earnings (2%)	(1,166)	(1,469)
Total	$11,600	$11,297

Limited partner earnings:
Distributions	$85,285	$85,285
Allocation of distributions in excess of earnings (98%)	(57,141)	(72,017)
Total	$28,144	$13,268

Weighted-average limited partner units outstanding	77,886,078	77,886,078

Net income per unit applicable to limited partners	$0.36	$0.17

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. STATEMENTS OF CASH FLOWS
Changes in current assets and current liabilities were as follows:

	Three Months Ended March 31,
	2014	2013
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(22,751)	$50,811
Receivable from related parties	50,872	20,448
Inventories	35,476	(54,416)
Income tax receivable	(2,705)	50
Other current assets	2,663	18,678
Increase (decrease) in current liabilities:
Accounts payable	(93,400)	31,318
Payable to related party	5,286	10,369
Accrued interest payable	(5,714)	6,797
Accrued liabilities	(9,127)	(10,491)
Taxes other than income tax	(747)	(2,136)
Income tax payable	1,352	2,158
Changes in current assets and current liabilities	$(38,795)	$73,586

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to the change in the amount accrued for capital expenditures and the effect of foreign currency translation.

Cash flows related to interest and income taxes were as follows:

	Three Months Ended March 31,
	2014	2013
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$38,352	$24,698
Cash paid for income taxes, net of tax refunds received	$1,998	$1,750

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. SEGMENT INFORMATION

Our segments represent strategic business units that offer different services and products. We evaluate the performance of each segment based on its respective operating income, before general and administrative expenses and certain non-segmental depreciation and amortization expense. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal operations include transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Intersegment revenues result from storage agreements with wholly owned subsidiaries of NuStar Energy at lease rates consistent with rates charged to third parties for storage. Related party revenues mainly result from storage agreements with our joint ventures.
Results of operations for the reportable segments were as follows:

	Three Months Ended March 31,
	2014	2013
	(Thousands of Dollars)
Revenues:
Pipeline	$102,959	$93,277
Storage:
Third parties	124,354	130,660
Intersegment	7,283	9,776
Related party	929	1,241
Total storage	132,566	141,677
Fuels marketing	620,971	773,008
Consolidation and intersegment eliminations	(7,283)	(9,776)
Total revenues	$849,213	$998,186

Operating income:
Pipeline	$52,990	$39,881
Storage	42,007	53,956
Fuels marketing	9,558	(1,593)
Consolidation and intersegment eliminations	(17)	1,106
Total segment operating income	104,538	93,350
General and administrative expenses	20,856	27,494
Other depreciation and amortization expense	2,579	2,498
Total operating income	$81,103	$63,358

Total assets by reportable segment were as follows:

	March 31, 2014	December 31, 2013
	(Thousands of Dollars)
Pipeline	$1,805,749	$1,797,698
Storage	2,265,530	2,275,183
Fuels marketing	385,421	445,882
Total segment assets	4,456,700	4,518,763
Other partnership assets	457,934	513,423
Total consolidated assets	$4,914,634	$5,032,186

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

Condensed Consolidating Balance Sheets
March 31, 2014
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$904	$9	$—	$41,685	$—	$42,598
Receivables, net	5	34,845	9,368	264,878	(4,828)	304,268
Inventories	—	1,990	4,991	95,692	(26)	102,647
Income tax receivable	—	—	—	3,520	—	3,520
Other current assets	63	15,778	2,574	18,371	—	36,786
Assets held for sale	—	—	—	19,920	—	19,920
Intercompany receivable	—	1,347,350	—	—	(1,347,350)	—
Total current assets	972	1,399,972	16,933	444,066	(1,352,204)	509,739
Property, plant and equipment, net	—	1,646,376	568,674	1,105,068	—	3,320,118
Intangible assets, net	—	60,931	—	7,173	—	68,104
Goodwill	—	149,453	170,652	297,324	—	617,429
Investment in wholly owned subsidiaries	2,411,520	180,745	873,241	950,247	(4,415,753)	—
Investment in joint venture	—	—	—	70,342	—	70,342
Deferred income tax asset	—	—	—	4,083	—	4,083
Other long-term assets, net	611	290,100	26,332	7,776	—	324,819
Total assets	$2,413,103	$3,727,577	$1,655,832	$2,886,079	$(5,767,957)	$4,914,634
Liabilities and Partners’ Equity
Payables	$—	$26,801	$11,050	$177,114	$(4,828)	$210,137
Accrued interest payable	—	27,346	—	53	—	27,399
Accrued liabilities	1,059	8,998	5,907	13,545	—	29,509
Taxes other than income tax	—	3,602	3,541	1,855	—	8,998
Income tax payable	—	953	7	4,402	—	5,362
Intercompany payable	504,798	—	684,864	157,688	(1,347,350)	—
Total current liabilities	505,857	67,700	705,369	354,657	(1,352,178)	281,405
Long-term debt	—	2,710,117	—	—	—	2,710,117
Long-term payable to related party	—	33,999	—	5,442	—	39,441
Deferred income tax liability	—	—	—	28,348	—	28,348
Other long-term liabilities	—	5,641	273	5,925	—	11,839
Total partners’ equity	1,907,246	910,120	950,190	2,491,707	(4,415,779)	1,843,484
Total liabilities and partners’ equity	$2,413,103	$3,727,577	$1,655,832	$2,886,079	$(5,767,957)	$4,914,634

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets
December 31, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$904	$22,307	$—	$77,532	$—	$100,743
Receivables, net	—	87,899	13,281	231,220	(6)	332,394
Inventories	—	2,083	2,879	133,195	(10)	138,147
Income tax receivable	—	—	—	826	—	826
Other current assets	—	18,109	2,334	19,009	—	39,452
Assets held for sale	—	—	—	21,987	—	21,987
Intercompany receivable	—	1,521,552	—	—	(1,521,552)	—
Total current assets	904	1,651,950	18,494	483,769	(1,521,568)	633,549
Property, plant and equipment, net	—	1,556,893	573,694	1,180,066	—	3,310,653
Intangible assets, net	—	16,993	—	54,256	—	71,249
Goodwill	—	149,453	170,652	297,324	—	617,429
Investment in wholly owned subsidiaries	2,469,331	177,961	860,787	918,339	(4,426,418)	—
Investment in joint ventures	—	—	—	68,735	—	68,735
Deferred income tax asset	—	—	—	5,769	—	5,769
Note receivable from related party	—	165,440	—	—	—	165,440
Other long-term assets, net	611	118,254	26,331	14,166	—	159,362
Total assets	$2,470,846	$3,836,944	$1,649,958	$3,022,424	$(5,947,986)	$5,032,186
Liabilities and Partners’ Equity
Payables	$123	$84,533	$7,517	$214,909	$(6)	$307,076
Accrued interest payable	—	33,066	—	47	—	33,113
Accrued liabilities	585	18,850	6,133	13,064	—	38,632
Taxes other than income tax	125	6,272	2,873	475	—	9,745
Income tax payable	—	618	6	3,382	—	4,006
Intercompany payable	504,483	—	714,847	302,222	(1,521,552)	—
Total current liabilities	505,316	143,339	731,376	534,099	(1,521,558)	392,572
Long-term debt	—	2,655,553	—	—	—	2,655,553
Long-term payable to related party	—	35,696	—	5,443	—	41,139
Deferred income tax liability	—	—	—	27,350	—	27,350
Other long-term liabilities	—	4,961	306	6,511	—	11,778
Total partners’ equity	1,965,530	997,395	918,276	2,449,021	(4,426,428)	1,903,794
Total liabilities and partners’ equity	$2,470,846	$3,836,944	$1,649,958	$3,022,424	$(5,947,986)	$5,032,186

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2014
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$108,219	$52,421	$696,564	$(7,991)	$849,213
Costs and expenses	473	60,581	32,955	682,076	(7,975)	768,110
Operating (loss) income	(473)	47,638	19,466	14,488	(16)	81,103
Equity in earnings of subsidiaries	40,218	2,784	12,454	31,915	(87,371)	—
Equity in (loss) earnings of joint ventures	—	(8,278)	—	3,972	—	(4,306)
Interest (expense) income, net	—	(33,497)	14	121	—	(33,362)
Other (loss) income, net	—	(7)	(19)	3,704	—	3,678
Income from continuing operations before income tax expense	39,745	8,640	31,915	54,200	(87,387)	47,113
Income tax expense	1	191	1	3,924	—	4,117
Income from continuing operations	39,744	8,449	31,914	50,276	(87,387)	42,996
Loss from discontinued operations, net of tax	—	(168)	—	(3,191)	—	(3,359)
Net income	39,744	8,281	31,914	47,085	(87,387)	39,637
Less net loss attributable to noncontrolling interest	—	—	—	(107)	—	(107)
Net income attributable to NuStar Energy L.P.	$39,744	$8,281	$31,914	$47,192	$(87,387)	$39,744

Comprehensive income	$39,744	$10,754	$31,914	$42,693	$(87,387)	$37,718
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(552)	—	(552)
Comprehensive income attributable to NuStar Energy L.P.	$39,744	$10,754	$31,914	$43,245	$(87,387)	$38,270

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$98,689	$52,626	$854,896	$(8,025)	$998,186
Costs and expenses	491	65,398	36,009	840,943	(8,013)	934,828
Operating (loss) income	(491)	33,291	16,617	13,953	(12)	63,358
Equity in earnings of subsidiaries	25,056	6,498	8,025	21,566	(61,145)	—
Equity in (loss) earnings of joint venture	—	(11,541)	—	398	—	(11,143)
Interest expense, net	—	(26,790)	(3,023)	(56)	—	(29,869)
Other income (expense), net	—	2,808	(84)	(2,380)	—	344
Income from continuing operations before income tax expense	24,565	4,266	21,535	33,481	(61,157)	22,690
Income tax expense	—	186	2	2,903	—	3,091
Income from continuing operations	24,565	4,080	21,533	30,578	(61,157)	19,599
(Loss) income from discontinued operations, net of tax	—	(516)	—	5,321	—	4,805
Net income	24,565	3,564	21,533	35,899	(61,157)	24,404
Less net loss attributable to noncontrolling interest	—	—	—	(161)	—	(161)
Net income attributable to NuStar Energy L.P.	$24,565	$3,564	$21,533	$36,060	$(61,157)	$24,565

Comprehensive income	$24,565	$10,532	$21,533	$26,541	$(61,157)	$22,014
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(448)	—	(448)
Comprehensive income attributable to NuStar Energy L.P.	$24,565	$10,532	$21,533	$26,989	$(61,157)	$22,462

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2014
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$97,737	$18,070	$32,520	$13,059	$(98,061)	$63,325
Cash flows from investing activities:
Capital expenditures	—	(31,868)	(2,020)	(20,598)	—	(54,486)
Change in accounts payable related to capital expenditures	—	(3,756)	(374)	(4,430)	—	(8,560)
Proceeds from sale or disposition of assets	—	—	3	63	—	66
Increase in note receivable from related party	—	(13,328)	—	—	—	(13,328)
Other, net	—	(46)	—	(3)	26	(23)
Net cash used in investing activities	—	(48,998)	(2,391)	(24,968)	26	(76,331)
Cash flows from financing activities:
Debt borrowings	—	245,213	—	—	—	245,213
Debt repayments	—	(189,280)	—	—	—	(189,280)
Distributions to unitholders and general partner	(98,051)	(98,051)	—	(10)	98,061	(98,051)
Net intercompany borrowings (repayments)	314	51,309	(30,129)	(21,494)	—	—
Other, net	—	(561)	—	3	(26)	(584)
Net cash (used in) provided by financing activities	(97,737)	8,630	(30,129)	(21,501)	98,035	(42,702)
Effect of foreign exchange rate changes on cash	—	—	—	(2,437)	—	(2,437)
Net decrease in cash and cash equivalents	—	(22,298)	—	(35,847)	—	(58,145)
Cash and cash equivalents as of the beginning of the period	904	22,307	—	77,532	—	100,743
Cash and cash equivalents as of the end of the period	$904	$9	$—	$41,685	$—	$42,598

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$97,520	$25,327	$30,733	$88,881	$(98,061)	$144,400
Cash flows from investing activities:
Capital expenditures	—	(39,277)	(1,478)	(11,809)	—	(52,564)
Proceeds from sale or disposition of assets	—	112,715	—	—	—	112,715
Increase in note receivable from related party	—	(63,489)	—	—	—	(63,489)
Other, net	—	(66)	6	69	211	220
Net cash provided by (used in) investing activities	—	9,883	(1,472)	(11,740)	211	(3,118)
Cash flows from financing activities:
Debt borrowings	—	334,226	—	—	—	334,226
Note offering, net	—	391,217	—	—	—	391,217
Debt repayments	—	(718,782)	—	—	—	(718,782)
Distributions to unitholders and general partner	(98,051)	(98,051)	—	(10)	98,061	(98,051)
Payments for termination of interest rate swaps	—	(16,255)	—	—	—	(16,255)
Net intercompany borrowings (repayments)	520	98,175	(29,261)	(69,434)	—	—
Other, net	11	(53)	—	329	(211)	76
Net cash (used in) provided by financing activities	(97,520)	(9,523)	(29,261)	(69,115)	97,850	(107,569)
Effect of foreign exchange rate changes on cash	—	—	—	(802)	—	(802)
Net increase in cash and cash equivalents	—	25,687	—	7,224	—	32,911
Cash and cash equivalents as of the beginning of the period	7,033	1,112	—	75,457	—	83,602
Cash and cash equivalents as of the end of the period	$7,033	$26,799	$—	$82,681	$—	$116,513

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2013, Part I, Item 1A “Risk Factors,” as well as our subsequent current and quarterly reports, for a discussion of certain of those risks, uncertainties and assumptions.

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

OVERVIEW
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is a publicly held Delaware limited partnership engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 14.9% total interest in us as of March 31, 2014. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in six sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies

Dispositions
Asphalt JV Sale. On February 26, 2014, we sold our remaining 50% ownership interest in NuStar Asphalt LLC (Asphalt JV) to Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm (the Asphalt JV Sale). Lindsay Goldberg now owns 100% of Asphalt JV. Effective February 27, 2014, NuStar Asphalt LLC changed its name to Axeon Specialty Products LLC. As a result of the Asphalt JV Sale, we ceased applying the equity method of accounting. Upon completion of the Asphalt JV Sale, the $250.0 million unsecured revolving credit facility provided by us to Asphalt JV (the NuStar JV Facility) was converted into a $190.0 million term loan (the NuStar Term Loan). Also at the time of the sale, the parties agreed to: (i) terminate the terminal services agreements with respect to our terminals in Rosario, NM, Catoosa, OK and Houston, TX; (ii) amend the terminal services agreements for our terminals in Baltimore, MD and Jacksonville, FL; and (iii) transfer ownership of both the Wilmington, NC and Dumfries, VA terminals to Asphalt JV, which were categorized as assets held for sale at December 31, 2013.

Terminal Facilities Held for Sale. In addition to the terminals located in Wilmington, NC and Dumfries, VA, we have identified and plan to divest of several non-strategic, underperforming terminal facilities, and as of March 31, 2014 and December 31, 2013, we have reclassified the property, plant and equipment associated with these assets as “Assets held for sale” on the consolidated balance sheet. We presented the results of operations for these assets, previously in the storage segment, as discontinued operations for all periods presented.

San Antonio Refinery Sale. On January 1, 2013, we sold our fuels refinery in San Antonio, Texas (the San Antonio Refinery) and related assets for approximately $117.0 million (the San Antonio Refinery Sale). We have presented the results of operations for the San Antonio Refinery and related assets as discontinued operations for all periods presented. We recognized a gain of $9.3 million on the sale, which is included in discontinued operations for the three months ended March 31, 2013.

Operations
We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). Our operations are divided into three reportable business segments: pipeline, storage and fuels marketing.
Pipeline. We own common carrier refined product pipelines covering approximately 5,463 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. In addition, we own a 2,000 mile anhydrous ammonia pipeline (the Ammonia Pipeline), 1,180 miles of crude oil pipelines and approximately 10.0 million barrels of storage located along our pipelines. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.

Storage. We own terminals and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey providing approximately 84.0 million barrels of storage capacity. Our terminals and storage facilities provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including crude oil and other feedstocks.
Fuels Marketing. Within our fuels marketing operations, we purchase crude oil and refined petroleum products for resale. The results of operations for the fuels marketing segment depend largely on the margin between our cost and the sales prices of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the results of operations of the pipeline and storage segments. We enter into derivative contracts to attempt to mitigate the effects of commodity price fluctuations.

The following factors affect the results of our operations:

•	company-specific factors, such as facility integrity issues and maintenance requirements that impact the throughput rates of our assets;

•	seasonal factors that affect the demand for products transported by and/or stored in our assets and the demand for products we sell;

•	industry factors, such as changes in the prices of petroleum products, that affect demand and operations of our competitors;

•	factors such as commodity price volatility that impact our fuels marketing segment; and

•	other factors, such as refinery utilization rates and maintenance turnaround schedules, that impact the operations of refineries served by our pipeline and storage assets.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,		Change
	2014	2013
Statement of Income Data:
Revenues:
Services revenues	$229,338	$225,759	$3,579
Product sales	619,875	772,427	(152,552)
Total revenues	849,213	998,186	(148,973)

Costs and expenses:
Cost of product sales	594,959	752,254	(157,295)
Operating expenses	106,065	113,517	(7,452)
General and administrative expenses	20,856	27,494	(6,638)
Depreciation and amortization expense	46,230	41,563	4,667
Total costs and expenses	768,110	934,828	(166,718)

Operating income	81,103	63,358	17,745
Equity in loss of joint ventures	(4,306)	(11,143)	6,837
Interest expense, net	(34,417)	(30,991)	(3,426)
Interest income from related party	1,055	1,122	(67)
Other income, net	3,678	344	3,334
Income from continuing operations before income tax expense	47,113	22,690	24,423
Income tax expense	4,117	3,091	1,026
Income from continuing operations	42,996	19,599	23,397
(Loss) income from discontinued operations, net of tax	(3,359)	4,805	(8,164)
Net income	$39,637	$24,404	$15,233
Net income (loss) per unit applicable to limited partners:
Continuing operations	$0.40	$0.10	$0.30
Discontinued operations	(0.04)	0.07	(0.11)
Total	$0.36	$0.17	$0.19
Weighted-average limited partner units outstanding	77,886,078	77,886,078	—

Highlights
Net income increased $15.2 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, mainly due to an increase in segment operating income and decreases in the equity in loss of joint ventures and general and administrative expenses. Segment operating income increased $11.2 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to increased segment operating income from the pipeline and fuels marketing segments, partially offset by decreased operating income from the storage segment.

In addition, we recorded a loss from discontinued operations for the three months ended March 31, 2014, compared to income from discontinued operations for the three months ended March 31, 2013. Discontinued operations include the results of operations of the San Antonio Refinery and related assets, which we sold on January 1, 2013, and certain storage assets that were classified as “Assets held for sale” on the consolidated balance sheet as of December 31, 2013.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended March 31,		Change
	2014	2013
Pipeline:
Refined products pipelines throughput (barrels/day)	472,971	471,294	1,677
Crude oil pipelines throughput (barrels/day)	359,418	351,193	8,225
Total throughput (barrels/day)	832,389	822,487	9,902
Throughput revenues	$102,959	$93,277	$9,682
Operating expenses	31,617	37,406	(5,789)
Depreciation and amortization expense	18,352	15,990	2,362
Segment operating income	$52,990	$39,881	$13,109
Storage:
Throughput (barrels/day)	821,338	669,604	151,734
Throughput revenues	$27,470	$22,361	$5,109
Storage lease revenues	105,096	119,316	(14,220)
Total revenues	132,566	141,677	(9,111)
Operating expenses	65,267	64,653	614
Depreciation and amortization expense	25,292	23,068	2,224
Segment operating income	$42,007	$53,956	$(11,949)
Fuels Marketing:
Product sales	$620,971	$773,008	$(152,037)
Cost of product sales	599,475	758,732	(159,257)
Gross margin	21,496	14,276	7,220
Operating expenses	11,931	15,862	(3,931)
Depreciation and amortization expense	7	7	—
Segment operating income (loss)	$9,558	$(1,593)	$11,151
Consolidation and Intersegment Eliminations:
Revenues	$(7,283)	$(9,776)	$2,493
Cost of product sales	(4,516)	(6,478)	1,962
Operating expenses	(2,750)	(4,404)	1,654
Total	$(17)	$1,106	$(1,123)
Consolidated Information:
Revenues	$849,213	$998,186	$(148,973)
Cost of product sales	594,959	752,254	(157,295)
Operating expenses	106,065	113,517	(7,452)
Depreciation and amortization expense	43,651	39,065	4,586
Segment operating income	104,538	93,350	11,188
General and administrative expenses	20,856	27,494	(6,638)
Other depreciation and amortization expense	2,579	2,498	81
Consolidated operating income	$81,103	$63,358	$17,745

Pipeline
Revenues increased $9.7 million and throughputs increased 9,902 barrels per day for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to:

•
an increase in revenues of $7.1 million and an increase in throughputs of 22,559 barrels per day on crude oil pipelines that serve Eagle Ford Shale production in South Texas, primarily resulting from continued growth in the region, the completion of a new dock at our Corpus Christi North Beach terminal and a crude oil pipeline that was placed in service in the third quarter of 2013;

•
an increase in revenues of $2.1 million and an increase in throughputs of 7,901 barrels per day on the East Pipeline due to strong demand for distillates in the regions served by the East Pipeline; and

•	an increase in revenues of $1.3 million, while aggregate throughputs remained flat, on crude oil pipelines serving the Ardmore refinery due to increased volumes under a higher tariff.

The higher revenues and throughputs were partially offset by a decrease in revenues of $2.1 million and a decrease in throughputs of 14,674 barrels per day on crude oil pipelines serving the McKee refinery due to a turnaround at the McKee refinery during the first quarter of 2014.

Operating expenses decreased $5.8 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to decreased rental costs associated with our South Texas crude oil pipelines, acquired in late 2012, and decreased payroll-related costs.

Depreciation and amortization expense increased $2.4 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, mainly due to the completion of various projects that serve Eagle Ford Shale production.

Storage
Throughput revenues increased $5.1 million and throughputs increased 151,734 barrels per day for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Revenues increased $3.8 million and throughputs increased 54,390 barrels per day at our Corpus Christi North Beach terminal due to an increase in Eagle Ford Shale crude oil being shipped to Corpus Christi and the completion of a new dock. Also, revenues increased $2.1 million and throughputs increased 117,677 barrels per day as a result of turnarounds and operational issues during the first quarter of 2013 at the refineries served by our Corpus Christi and Texas City crude oil storage tank facilities.

Storage lease revenues decreased $14.2 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to:

•
a decrease of $15.5 million, mostly at our West Coast terminals, as a result of reduced demand, resulting in lower throughputs, handling fees and storage fees. Also, a narrowing price differential on two traded crude oil grades (WTI and LLS) reduced profit sharing on one of our unit trains at our St. James terminal; and

•	a decrease of $4.6 million at our St. Eustatius terminal facility, mainly due to idle tankage during January and February prior to being leased in March 2014.

The declines in storage lease revenues were partially offset by an increase of $5.0 million in storage lease revenues resulting from another completed unit train offloading facility at our St. James terminal.

Depreciation and amortization expense increased $2.2 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to the completion of various projects at our St. James terminal.

Fuels Marketing
Sales and cost of product sales decreased $152.0 million and $159.3 million, respectively, resulting in an increase in total gross margin of $7.2 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The increase in total gross margin was primarily due to an increase of $6.6 million in the gross margin from bunker fuel sales, mainly at our Texas City and St. Eustatius facilities. The gross margin at our Texas City facility increased mainly as a result of lower product costs, while the gross margin at our St. Eustatius facility was positively impacted by hedge gains.

Operating expenses decreased $3.9 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily as a result of decreased vessel lease and fuel costs from our St. Eustatius bunkering operations.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses decreased $6.6 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily as a result of lower compensation expense associated with our long-term incentive plans, a decrease in salaries and wages and decreased employee benefit costs.

Equity in loss of joint ventures decreased $6.8 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to the Asphalt JV Sale.

Interest expense, net increased $3.4 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, mainly due to the issuance of the $402.5 million of 7.625% fixed-to-floating rate subordinated notes in January 2013, the issuance of $300.0 million of 6.75% senior notes in August 2013 and an increase in the amortization of costs associated with the termination of certain forward-starting interest rate swap agreements in 2013.

Other income, net increased $3.3 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, mainly due to changes in foreign exchange rates related to our foreign subsidiaries.

Income tax expense increased $1.0 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, mainly due to increased taxable income in U.S. corporate entities.

For the three months ended March 31, 2014, we recorded a loss from discontinued operations of $3.4 million, compared to income from discontinued operations of $4.8 million for the three months ended March 31, 2013. Income from discontinued operations for the three months ended March 31, 2013 includes a gain of $9.3 million related to the San Antonio Refinery Sale.

TRENDS AND OUTLOOK

Overall, we expect our earnings for the second quarter of 2014 to be higher than the second quarter of 2013.

Pipeline Segment
We expect that our pipeline segment earnings for the second quarter of 2014 will exceed the comparable period in 2013 and the first quarter of 2014, mainly due to higher throughputs in the Eagle Ford Shale region. This increase in throughputs is due to continued growth in the region, a completed pipeline expansion project in the third quarter of 2013 and the completion of the expansion of our private dock at our Corpus Christi North Beach terminal in the first quarter of 2014. Both of these expansion projects increased our South Texas crude oil pipeline system’s overall capacity to ship barrels into Corpus Christi.

In the second quarter of 2014, we also expect to benefit from increased throughputs following the completion of another pipeline expansion project in the Eagle Ford Shale region and reduced turnaround activity at our customers’ refineries. We expect full-year earnings for 2014 to exceed 2013 mainly due to the benefit of increased throughputs described above and the July 1, 2014 tariff increase on pipelines regulated by the Federal Energy Regulatory Commission.

Storage Segment
We expect storage segment earnings for the second quarter of 2014 to be lower than the second quarter of 2013, mainly due to lower profit sharing benefits at our St. James, Louisiana terminal resulting from the narrowing of the LLS to WTI spread. We expect our storage segment to continue to benefit from the fourth quarter of 2013 completion of a second rail-car offloading facility at our St. James, Louisiana terminal and from additional storage throughputs associated with the completion of Eagle Ford Shale projects. However, reduced demand and lower profit sharing mentioned above has negatively affected our earnings in the storage segment. Therefore, we expect our second quarter earnings in the storage segment to be comparable to the first quarter of 2014. Also, the full-year earnings for 2014 are expected to be comparable to 2013, excluding the non-cash charges in 2013.

Fuels Marketing Segment
We expect second quarter 2014 results for our fuels marketing segment to be higher than the second quarter of 2013, primarily due to higher projected earnings from our bunker fuel operations.  In the third quarter of 2013, we entered into a new bunker fuel supply agreement, which reduced our working capital requirements and allowed us to reduce operating costs. We expect these reduced operating costs to continue to benefit this segment in 2014 as compared to 2013.  We expect earnings for the second quarter of 2014 to be lower than the first quarter of 2014 as the first quarter benefited from seasonal increased demand in the cruise line business. Although, we expect the full-year 2014 results in this segment to exceed 2013 results, earnings in this segment, as in any margin-based business, are subject to many factors that can raise or lower margins, which may cause the segment’s actual results to vary significantly from our forecast.

This quarter, we reduced our earnings volatility and working capital requirements though the completion of the sale of our remaining 50% ownership interest in Asphalt JV. We expect our net income for the remainder of 2014 to benefit from positive equity in earnings of joint ventures.

Our outlook for the partnership may change as it is based on our continuing evaluation of a number of factors, including factors outside our control, such as the price of crude oil, the state of the economy and changes to refinery maintenance schedules, that affect demand for crude oil, refined products and ammonia, as well as demand for our transportation and storage services.

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

Sources of Funds. Each year, we work to fund our annual total operating expenses, interest expense, reliability capital expenditures and distribution requirements with our net cash provided by operating activities during that year. If we do not generate sufficient cash from operations to meet those requirements, we utilize other sources of cash flow, which in the past have included borrowings under our $1.5 billion five-year revolving credit agreement (the 2012 Revolving Credit Agreement), sales of non-strategic assets and, to the extent necessary, funds raised through equity or debt offerings under our shelf registration statements. Additionally, we typically fund our strategic capital expenditures from external sources, primarily borrowings under the 2012 Revolving Credit Agreement or funds raised through equity or debt offerings. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control. Our risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 describe the risks inherent to these sources of funding and the availability thereof.

During periods that our cash flow from operations is less than our distribution and reliability capital requirements, we may maintain our distribution level because we can utilize other sources of Available Cash, as provided in our partnership agreement, including borrowing under the 2012 Revolving Credit Agreement and the proceeds from the sales of assets. Our risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 describe the risks inherent in our ability to maintain or grow the distribution.

Cash Requirements and Sources in 2014 and 2013. For the year ended December 31, 2013, our cash flow from operations was sufficient to cover our distributions to our partners and our reliability capital expenditures, mainly due to our strategic redirection discussed previously in the Trends and Outlook section in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. For 2014, we currently expect to produce cash from operations in excess of our distribution. We also expect to fund our reliability capital expenditures with cash from operations as well as from other sources of liquidity as described below.

Cash Flows for the Three Months Ended March 31, 2014 and 2013
The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2014	2013
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$63,325	$144,400
Investing activities	(76,331)	(3,118)
Financing activities	(42,702)	(107,569)
Effect of foreign exchange rate changes on cash	(2,437)	(802)
Net (decrease) increase in cash and cash equivalents	$(58,145)	$32,911

Net cash provided by operating activities for the three months ended March 31, 2014 was $63.3 million, compared to $144.4 million for the three months ended March 31, 2013. Working capital increased $38.8 million for the three months ended March 31, 2014, compared to a decrease of $73.6 million for the three months ended March 31, 2013. Please refer to the Working Capital Requirements section below for a discussion of the changes in working capital.

For the three months ended March 31, 2014, net cash provided by operating activities and cash on hand were used to fund our distributions to unitholders and our general partner and reliability capital expenditures. Proceeds from long-term debt borrowings, net of repayments, combined with cash on hand, were used to fund strategic capital expenditures and advances to Asphalt JV under the NuStar Term Loan.

For the three months ended March 31, 2013, net cash provided by operating activities and proceeds from the San Antonio Refinery Sale were used to fund our distributions to unitholders and our general partner, strategic and reliability capital expenditures and the increase in the note receivable.

Revolving Credit Agreement
As of March 31, 2014, our consolidated debt coverage ratio was 4.4x, and we had $784.0 million available for borrowing. Due to a covenant in our 2012 Revolving Credit Agreement that requires us to maintain, as of the end of any four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00, we may not be able to borrow the maximum available amount.

Shelf Registration Statement
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

During the three months ended March 31, 2014, our reliability capital expenditures totaled $4.8 million, primarily related to maintenance upgrade projects at our terminals. Strategic capital expenditures for the three months ended March 31, 2014 totaled $49.7 million and were primarily related to projects associated with Eagle Ford Shale production in South Texas.

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

For the full year 2014, we expect our capital expenditures to total approximately $385.0 million to $415.0 million, including $35.0 million to $45.0 million for reliability capital projects and $350.0 million to $370.0 million for strategic capital projects, not including acquisitions. We continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2014 may increase or decrease from the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2014, and our internal growth projects can be accelerated or scaled back depending on the condition of the capital markets.

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

Inventories decreased $35.5 million for the three months ended March 31, 2014, primarily as a result of a bunker fuel supply strategy that reduced the inventory carried in our bunker fuel operations. We also reduced inventories associated with our heavy fuel oil trading operations. Accounts payable decreased $93.4 million during the three months ended March 31, 2014, primarily due to timing of payments for crude oil purchases related to Asphalt JV, which corresponds to the decrease in the receivable from related parties of $50.9 million during the three months ended March 31, 2014. The crude oil supply agreement with Asphalt JV terminated effective January 1, 2014. Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our agreements with Asphalt JV. Accounts payable also decreased in our bunker fuel operations due to the timing of payments. Accounts receivable increased $22.8 million, primarily due to increased crude oil trading and bunker fuel sales.

NuStar Term Loan
Effective upon the Asphalt JV Sale, the NuStar JV Facility was converted into the NuStar Term Loan. The NuStar Term Loan will step down from $190.0 million over time: first, to $175.0 million on December 31, 2014 and then to $150.0 million on September 30, 2015. While the NuStar Term Loan does not provide for any other scheduled payments, Asphalt JV is required to use all of its excess cash, as defined in the NuStar Term Loan, to repay the NuStar Term Loan. Like the NuStar JV Facility, the NuStar Term Loan must be repaid in full on September 28, 2019. All repayments of the NuStar Term Loan, including those scheduled in 2014 and 2015, are subject to Asphalt JV meeting certain restrictive requirements contained in its third-party credit facility. Our obligation to provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million, will be reduced by a minimum of $25.0 million beginning February 2016 and will terminate in full no later than September 28, 2019. As of March 31, 2014, we provided guarantees for Asphalt JV with an aggregate maximum potential exposure of $111.0 million, plus two guarantees to suppliers that do not specify a maximum amount, but for which we believe any amounts due would be minimal.

Distributions
The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961
General partner incentive distribution	10,805	10,805
Total general partner distribution	12,766	12,766
Limited partners’ distribution	85,285	85,285
Total cash distributions	$98,051	$98,051

Cash distributions per unit applicable to limited partners	$1.095	$1.095

Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions (Thousands of Dollars)	Record Date	Payment Date
March 31, 2014 (a)	$1.095	$98,051	May 7, 2014	May 12, 2014
December 31, 2013	$1.095	$98,051	February 10, 2014	February 14, 2014

(a)	The distribution was announced on April 23, 2014.

Debt Obligations
We are a party to the following debt agreements as of March 31, 2014:

•	the 2012 Revolving Credit Agreement due May 2, 2017, with a balance of $558.7 million as of March 31, 2014;

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

Management believes that, as of March 31, 2014, we are in compliance with all ratios and covenants of the 2012 Revolving Credit Agreement. Our other long-term debt obligations do not contain any financial covenants that are different than those contained in the 2012 Revolving Credit Agreement. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on certain of our long-term debt agreements.

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

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In the past, we have also utilized forward-starting interest rate swap agreements to lock in the rate on the interest payments related to forecasted debt issuances and fixed-to-floating interest rate swap agreements to manage a portion of the exposure to changing interest rates by converting certain fixed-rate debt to variable-rate debt. Borrowings under the 2012 Revolving Credit Agreement and Gulf Opportunity Zone Revenue Bonds expose us to increases in applicable interest rates.

We had no forward-starting or fixed-to-floating interest rate swap agreements outstanding as of March 31, 2014. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt.

	March 31, 2014
	Expected Maturity Dates
	2014	2015	2016	2017	2018	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$—	$—	$—	$—	$350,000	$1,402,500	$1,752,500	$1,839,643
Weighted-average interest rate	—	—	—	—	8.2%	6.0%	6.4%
Variable rate	$—	$—	$—	$558,719	$—	$365,440	$924,159	$924,717
Weighted-average interest rate	—	—	—	2.2%	—	0.1%	1.4%

	December 31, 2013
	Expected Maturity Dates
	2014	2015	2016	2017	2018	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$—	$—	$—	$—	$350,000	$1,402,500	$1,752,500	$1,767,759
Weighted-average interest rate	—	—	—	—	8.2%	6.0%	6.4%
Variable rate	$—	$—	$—	$503,036	$—	$365,440	$868,476	$868,975
Weighted-average interest rate	—	—	—	2.2%	—	0.1%	1.3%

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

	March 31, 2014
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(refined products)	13	N/A	$122.26	$(10)
Swaps – long:
(refined products)	10	$89.71	N/A	$(4)
Swaps – short:
(refined products)	22	N/A	$89.23	$(3)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	72	$105.66	N/A	$224
Futures – short:
(crude oil and refined products)	29	N/A	$119.62	$(28)
Swaps – long:
(refined products)	230	$89.60	N/A	$(56)
Swaps – short:
(refined products)	1,173	N/A	$89.81	$538
Forward purchase contracts:
(crude oil)	2,422	$102.59	N/A	$(689)
Forward sales contracts:
(crude oil)	2,422	N/A	$101.92	$(123)

Total fair value of open positions exposed to commodity price risk				$(151)

	December 31, 2013
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	7	$128.38	N/A	$3
Futures – short:
(refined products)	40	N/A	$124.50	$(170)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	245	$95.67	N/A	$682
Futures – short:
(crude oil and refined products)	179	N/A	$115.09	$(200)
Swaps – long:
(refined products)	95	$92.39	N/A	$(76)
Swaps – short:
(refined products)	1,377	N/A	$91.18	$(522)
Forward purchase contracts:
(crude oil)	1,015	$97.79	N/A	$3,171
Forward sales contracts:
(crude oil)	1,015	N/A	$98.39	$(2,561)

Total fair value of open positions exposed to commodity price risk				$327

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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
May 8, 2014

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
May 8, 2014

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Vice President and Controller
May 8, 2014