Form 10-Q
period 2014-06-30
NuStar Energy L.P.
filed 2014-08-05
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of July 31, 2014 was 77,886,078.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,076	$100,743
Accounts receivable, net of allowance for doubtful accounts of $301 and $1,224 as of June 30, 2014 and December 31, 2013, respectively	254,824	281,310
Receivable from related parties	144	51,084
Inventories	112,838	138,147
Income tax receivable	4,551	826
Other current assets	40,265	39,452
Assets held for sale	6,420	21,987
Total current assets	468,118	633,549
Property, plant and equipment, at cost	4,622,845	4,500,837
Accumulated depreciation and amortization	(1,277,709)	(1,190,184)
Property, plant and equipment, net	3,345,136	3,310,653
Intangible assets, net	64,959	71,249
Goodwill	617,429	617,429
Investment in joint ventures	72,908	68,735
Deferred income tax asset	5,057	5,769
Note receivable from related party	—	165,440
Other long-term assets, net	322,172	159,362
Total assets	$4,895,779	$5,032,186
Liabilities and Partners’ Equity
Current liabilities:
Accounts payable	$172,869	$298,751
Payable to related party	14,311	8,325
Accrued interest payable	33,624	33,113
Accrued liabilities	37,256	38,632
Taxes other than income tax	10,815	9,745
Income tax payable	2,873	4,006
Total current liabilities	271,748	392,572
Long-term debt	2,726,629	2,655,553
Long-term payable to related party	40,432	41,139
Deferred income tax liability	29,152	27,350
Other long-term liabilities	18,459	11,778
Commitments and contingencies (Note 5)
Partners’ equity:
Limited partners (77,886,078 common units outstanding as of June 30, 2014 and December 31, 2013)	1,823,354	1,921,726
General partner	41,355	43,804
Accumulated other comprehensive loss	(56,339)	(63,394)
Total NuStar Energy L.P. partners’ equity	1,808,370	1,902,136
Noncontrolling interest	989	1,658
Total partners’ equity	1,809,359	1,903,794
Total liabilities and partners’ equity	$4,895,779	$5,032,186
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Service revenues	$259,562	$231,451	$488,900	$457,210
Product sales	490,183	670,563	1,110,058	1,442,990
Total revenues	749,745	902,014	1,598,958	1,900,200
Costs and expenses:
Cost of product sales	473,755	648,766	1,068,714	1,401,020
Operating expenses:
Third parties	84,565	79,664	161,971	161,468
Related party	30,972	31,651	59,631	63,364
Total operating expenses	115,537	111,315	221,602	224,832
General and administrative expenses:
Third parties	5,715	7,125	12,477	15,835
Related party	17,448	12,528	31,542	31,312
Total general and administrative expenses	23,163	19,653	44,019	47,147
Depreciation and amortization expense	47,936	45,308	94,166	86,871
Total costs and expenses	660,391	825,042	1,428,501	1,759,870
Operating income	89,354	76,972	170,457	140,330
Equity in earnings (loss) of joint ventures	3,294	(10,128)	(1,012)	(21,271)
Interest expense, net	(33,122)	(31,035)	(67,539)	(62,026)
Interest income from related party	—	1,610	1,055	2,732
Other (expense) income, net	(474)	2,184	3,204	2,528
Income from continuing operations before income tax expense	59,052	39,603	106,165	62,293
Income tax expense	1,865	4,891	5,982	7,982
Income from continuing operations	57,187	34,712	100,183	54,311
(Loss) income from discontinued operations, net of tax	(1,788)	(1,743)	(5,147)	3,062
Net income	55,399	32,969	95,036	57,373
Less net loss attributable to noncontrolling interest	(115)	(117)	(222)	(278)
Net income attributable to NuStar Energy L.P.	$55,514	$33,086	$95,258	$57,651
Net income (loss) per unit applicable to limited partners:
Continuing operations	$0.58	$0.30	$0.98	$0.40
Discontinued operations	(0.02)	(0.02)	(0.06)	0.05
Total (Note 10)	$0.56	$0.28	$0.92	$0.45
Weighted-average limited partner units outstanding	77,886,078	77,886,078	77,886,078	77,886,078

Comprehensive income	$63,926	$29,238	$101,644	$51,252
Less comprehensive loss attributable to noncontrolling interest	(117)	(1,029)	(669)	(1,477)
Comprehensive income attributable to NuStar Energy L.P.	$64,043	$30,267	$102,313	$52,729
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$95,036	$57,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	94,166	89,588
Amortization of debt related items	4,745	458
Gain from sale or disposition of assets	(88)	(8,746)
Asset impairment loss	2,067	—
Deferred income tax expense (benefit)	2,131	(1,347)
Equity in loss of joint ventures	1,012	21,271
Distributions of equity in earnings of joint ventures	3,094	4,652
Changes in current assets and current liabilities (Note 11)	(12,490)	59,877
Other, net	10,709	8,429
Net cash provided by operating activities	200,382	231,555
Cash Flows from Investing Activities:
Capital expenditures	(118,872)	(163,195)
Change in accounts payable related to capital expenditures	(13,815)	—
Proceeds from sale or disposition of assets	14,441	116,447
Increase in note receivable from related party	(13,328)	(97,961)
Other, net	(23)	132
Net cash used in investing activities	(131,597)	(144,577)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	405,317	1,045,406
Proceeds from note offering, net of issuance costs	—	391,059
Proceeds from short-term debt borrowings	34,400	—
Long-term debt repayments	(332,033)	(1,334,532)
Short-term debt repayments	(34,400)	—
Distributions to unitholders and general partner	(196,102)	(196,102)
Payments for termination of interest rate swaps	—	(33,697)
Other, net	2,998	3,320
Net cash used in financing activities	(119,820)	(124,546)
Effect of foreign exchange rate changes on cash	(632)	(3,907)
Net decrease in cash and cash equivalents	(51,667)	(41,475)
Cash and cash equivalents as of the beginning of the period	100,743	83,602
Cash and cash equivalents as of the end of the period	$49,076	$42,127
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 14.9% total interest in us as of June 30, 2014.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2014 and 2013 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, using one of two retrospective application methods. Early adoption is not permitted for public entities. We are currently assessing the impact of this new guidance on our financial statements and disclosures, and we have not yet selected an application method.

In April 2014, the FASB amended the disclosure requirements for discontinued operations. Under the amended guidance, a discontinued operation is defined as the disposal of a component that represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The amended guidance also requires expanded disclosures about discontinued operations and disposals of a significant part of an entity that do not qualify as discontinued operations. The amended guidance is effective prospectively to new disposals and new classifications of assets held for sale in annual periods beginning after December 15, 2014, and interim periods within those annual periods. Accordingly, we plan to adopt the amended guidance January 1, 2015.

2. DISPOSITIONS AND DISCONTINUED OPERATIONS

Dispositions
On February 26, 2014, we sold our remaining 50% ownership interest in NuStar Asphalt LLC (Asphalt JV) to Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm (the Asphalt JV Sale). Lindsay Goldberg now owns 100% of Asphalt JV. Unless otherwise indicated, the term “Asphalt JV” is used in this report to refer to NuStar Asphalt LLC, to one or more of its consolidated subsidiaries or to all of them taken as a whole. Effective February 27, 2014, NuStar Asphalt LLC changed its name to Axeon Specialty Products LLC. As a result of the Asphalt JV Sale, we ceased applying the equity method of accounting. Upon completion of the Asphalt JV Sale, the parties agreed to: (i) convert the $250.0 million unsecured

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

revolving credit facility provided by us to Asphalt JV (the NuStar JV Facility) from a revolving credit agreement into a $190.0 million term loan (the NuStar Term Loan); (ii) terminate the terminal services agreements with respect to our terminals in Rosario, NM, Catoosa, OK and Houston, TX; (iii) amend the terminal services agreements for our terminals in Baltimore, MD and Jacksonville, FL; and (iv) transfer ownership of both the Wilmington, NC and Dumfries, VA terminals to Asphalt JV, which were categorized as assets held for sale at December 31, 2013. See Note 8 for a discussion of our agreements with Asphalt JV.

Discontinued Operations
Terminals Held for Sale. In addition to the terminals located in Wilmington, NC and Dumfries, VA, we have identified and plan to divest several non-strategic, underperforming terminal facilities. As a result, we have classified the associated property, plant and equipment as “Assets held for sale” on the consolidated balance sheets. We presented the results of operations for those facilities, which were previously reported in the storage segment, as discontinued operations for all periods presented. In June 2014, we sold three terminals located in Mobile, AL with an aggregate storage capacity of 1.8 million barrels for total proceeds of $13.7 million. We allocated interest expense to discontinued operations based on the ratio of net assets discontinued to consolidated net assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands of Dollars)
Allocated interest expense	$332	$352	$696	$704

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

The following table summarizes the results from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands of Dollars)
Revenues	$1,359	$2,182	$3,180	$3,891

(Loss) income before income tax expense	$(1,788)	$(2,460)	$(5,147)	$1,790

3. INVENTORIES

Inventories consisted of the following:

	June 30, 2014	December 31, 2013
	(Thousands of Dollars)
Crude oil	$10,802	$6,485
Finished products	93,452	123,656
Materials and supplies	8,584	8,006
Total	$112,838	$138,147

4. DEBT

Revolving Credit Agreement
During the six months ended June 30, 2014, the balance under our $1.5 billion five-year revolving credit agreement (the 2012 Revolving Credit Agreement) increased by $73.3 million, which we used for general partnership purposes. The 2012 Revolving Credit Agreement bears interest, at our option, based on either an alternative base rate or a LIBOR-based rate. The interest rate on the 2012 Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or subsequently upgraded) by certain credit rating agencies. As of June 30, 2014, our weighted average interest rate was 2.2%.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The 2012 Revolving Credit Agreement contains customary restrictive covenants, including requiring us to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated indebtedness to consolidated EBITDA, as defined in the 2012 Revolving Credit Agreement) not to exceed 5.00-to-1.00. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the 2012 Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of June 30, 2014, our consolidated debt coverage ratio was 4.0x, and we had $775.1 million available for borrowing.

Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, Louisiana issued, pursuant to the Gulf Opportunity Zone Act of 2005, tax-exempt revenue bonds (the GoZone Bonds) associated with our St. James, Louisiana terminal expansions. The GoZone Bonds bear interest based on a weekly tax-exempt bond market interest rate, and we pay interest monthly. The interest rate was 0.1% as of June 30, 2014. Following the issuance, the proceeds were deposited with a trustee and are disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansions. We include the amount remaining in trust in “Other long-term assets, net,” and we include the amount of bonds issued in “Long-term debt” on the consolidated balance sheets. For the six months ended June 30, 2014, we received $0.6 million from the trustee. As of June 30, 2014, the amount remaining in trust totaled $82.8 million.

Line of Credit
In May 2014, we entered into a short-term line of credit agreement with an uncommitted borrowing capacity of up to $40.0 million. This agreement allows us to better manage the fluctuations in our daily cash requirements and minimize our excess cash balances. The interest rate and maturity vary and are determined at the time of the borrowing. We borrowed and repaid $34.4 million during the six months ended June 30, 2014 under this line of credit, and we had no outstanding borrowings as of June 30, 2014.

5. COMMITMENTS AND CONTINGENCIES

Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of June 30, 2014, we have accrued $1.2 million for contingent losses. The amount that will ultimately be paid may differ from the recorded accruals, and the timing of such payments is uncertain. In addition, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recurring Fair Value Measurements
The following assets and liabilities are measured at fair value on a recurring basis:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$1,732	$—	$—	$1,732
Commodity derivatives	—	3,767	—	3,767
Other long-term assets, net:
Commodity derivatives	—	256	—	256
Total	$1,732	$4,023	$—	$5,755
Liabilities:
Accrued liabilities:
Product imbalances	$(878)	$—	$—	$(878)
Commodity derivatives	(2,606)	(1,151)	—	(3,757)
Contingent consideration	—	—	(1,318)	(1,318)
Other long-term liabilities:
Guarantee liability	—	—	(2,080)	(2,080)
Total	$(3,484)	$(1,151)	$(3,398)	$(8,033)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$1,980	$—	$—	$1,980
Commodity derivatives	—	4,948	—	4,948
Other long-term assets, net:
Commodity derivatives	—	6,977	—	6,977
Total	$1,980	$11,925	$—	$13,905
Liabilities:
Accrued liabilities:
Product imbalances	$(2,190)	$—	$—	$(2,190)
Commodity derivatives	(1,433)	(800)	—	(2,233)
Contingent consideration	—	—	(1,318)	(1,318)
Other long-term liabilities:
Commodity derivatives	—	(1,575)	—	(1,575)
Guarantee liability	—	—	(1,880)	(1,880)
Total	$(3,623)	$(2,375)	$(3,198)	$(9,196)

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

Contingent Consideration. On December 13, 2012, NuStar Logistics acquired certain assets from TexStar Midstream Services, LP and certain of its affiliates (collectively, TexStar) for approximately $325.0 million (the TexStar Asset Acquisition), including contingent consideration. In connection with the TexStar Asset Acquisition, we could be obligated to pay additional consideration to TexStar, depending upon the cost of work required to complete certain assets and obtain outstanding real estate rights (collectively, the Contingent Consideration). We estimated the fair value of the Contingent Consideration based on significant inputs not observable in the market and have therefore reported that amount within Level 3 of the fair value hierarchy. Based on our assessment of the costs necessary to complete the assets in accordance with our agreement with TexStar, and considering the probability of possible outcomes, we determined that it is unlikely we would be obligated to pay a portion of the Contingent Consideration. The undiscounted amount of potential future payments that we could be required to make under the applicable agreements is between $0 and $1.3 million.

Guarantees. As of June 30, 2014, we recorded a liability of $2.0 million representing the fair value of guarantees we have issued on behalf of Asphalt JV. We estimated the fair value considering the probability of default by Asphalt JV and an estimate of the amount we would be obligated to pay under the guarantees at the time of default. We calculated the fair value based on the guarantees outstanding as of June 30, 2014, totaling $88.3 million, plus two guarantees that do not specify a maximum amount, but for which we believe any amounts due would be minimal. Our estimate of the fair value is based on significant inputs not observable in the market and thus falls within Level 3 of the fair value hierarchy. See Note 8 for a discussion of our agreements with Asphalt JV.

In the event we are obligated to perform under any of these guarantees, the amount paid by us will be treated as additional borrowings under the NuStar JV Term Loan. As a result, we increased the carrying value of the note receivable from Asphalt JV by the same amount as the increase to the liability for the fair value of the guarantees outstanding as of June 30, 2014.

The following table summarizes the activity in our Level 3 liabilities:

Six Months Ended June 30, 2014
(Thousands of Dollars)
Beginning balance	$3,198
Adjustment to guarantee liability	200
Ending balance	$3,398

Non-recurring Fair Value Measurements
We classified the property, plant and equipment associated with certain terminals as “Assets held for sale” on the consolidated balance sheet and recorded those assets at fair value, less costs to sell. We estimated the fair values of $6.4 million and $22.0 million as of June 30, 2014 and December 31, 2013, respectively, using a weighted-average of values calculated using an income approach and a market approach. The income approach calculates fair value by discounting the estimated net cash flows generated by the related terminal. The market approach involves estimating the fair value measurement on an earnings multiple based on public company transaction data. Our estimate of the fair value is based on significant inputs not observable in the market and thus falls within Level 3 of the fair value hierarchy.

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, note receivables, payables and debt in our consolidated balance sheets at their carrying amounts. The fair values of these financial instruments, except for a note receivable from Asphalt JV and debt, approximate their carrying amounts. The estimated fair value and carrying amounts of the debt and note receivable were as follows:

	June 30, 2014		December 31, 2013
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(Thousands of Dollars)
Debt	$2,826,084	$2,726,629	$2,636,734	$2,655,553
Note receivable from Asphalt JV	$146,647	$170,735	$133,416	$165,440

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
The carrying amount of the NuStar JV Term Loan is $170.7 million, consisting of the following: (i) the outstanding principal amount of $190.0 million; (ii) plus the fair value of guarantees of $2.0 million as of June 30, 2014 (iii) less equity losses from our investment in Asphalt JV of $21.3 million incurred prior to the Asphalt JV Sale and after the carrying value of our equity investment in Asphalt JV was reduced to zero. We review the financial information of Asphalt JV monthly for possible non-payment indicators.
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
Interest Rate Risk
As of June 30, 2014, we had no forward-starting interest rate swap agreements. However, we previously entered into certain interest rate swap agreements to manage our exposure to changes in interest rates, which included forward-starting interest rate swap agreements. These swaps qualified, and we designated them, as cash flow hedges. In 2013, we terminated our remaining forward-starting interest rate swap agreements. We recorded the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive loss” (AOCI). The amount accumulated in AOCI is amortized into “Interest expense, net” as the interest payments occur or expensed immediately if the interest payments are probable not to occur.

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

The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short open positions on an absolute basis, which totaled 15.5 million barrels and 15.2 million barrels as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014 and December 31, 2013, we had $2.0 million and $3.3 million, respectively, of margin deposits related to our derivative instruments.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Commodity contracts	Accrued liabilities	$48	$—	$—	$(130)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	9,735	16,168	(5,968)	(11,220)
Commodity contracts	Other long-term assets, net	2,807	15,883	(2,551)	(8,906)
Commodity contracts	Accrued liabilities	7,145	4,523	(10,948)	(6,626)
Commodity contracts	Other long-term liabilities	—	5,448	—	(7,023)
Total		19,687	42,022	(19,467)	(33,775)

Total Derivatives		$19,735	$42,022	$(19,467)	$(33,905)

Certain of our derivative instruments are eligible for offset in the consolidated balance sheets and subject to master netting arrangements. Under our master netting arrangements, there is a legally enforceable right to offset amounts, and we intend to settle such amounts on a net basis. The following are the net amounts presented on the consolidated balance sheets:

Commodity Contracts	June 30, 2014	December 31, 2013
	(Thousands of Dollars)
Net amounts of assets presented in the consolidated balance sheets	$4,023	$11,925
Net amounts of liabilities presented in the consolidated balance sheets	$(3,755)	$(3,808)

The earnings impact of our derivative activity was as follows:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Three months ended June 30, 2014:
Commodity contracts	Cost of product sales	$(254)	$315	$61

Three months ended June 30, 2013:
Commodity contracts	Cost of product sales	$9,188	$(12,118)	$(2,930)

Six months ended June 30, 2014:
Commodity contracts	Cost of product sales	$959	$(1,782)	$(823)

Six months ended June 30, 2013:
Commodity contracts	Cost of product sales	$7,912	$(10,482)	$(2,570)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Income Statement Location (a)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Thousands of Dollars)		(Thousands of Dollars)
Three months ended June 30, 2014:
Interest rate swaps	$—	Interest expense, net	$(2,671)	$—

Three months ended June 30, 2013:
Interest rate swaps	$2,526	Interest expense, net	$(2,475)	$—

Six months ended June 30, 2014:
Interest rate swaps	$—	Interest expense, net	$(5,437)	$—

Six months ended June 30, 2013:
Interest rate swaps	$7,213	Interest expense, net	$(2,962)	$—

(a)
Amounts are included in specified location for both the gain (loss) reclassified from accumulated other comprehensive income (OCI) into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion).

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Three months ended June 30, 2014:
Commodity contracts	Cost of product sales	$(4,442)

Three months ended June 30, 2013:
Commodity contracts	Cost of product sales	$7,276
Commodity contracts	Operating expenses	1
Total		$7,277

Six months ended June 30, 2014:
Commodity contracts	Cost of product sales	$(4,410)

Six months ended June 30, 2013:
Commodity contracts	Cost of product sales	$449
Commodity contracts	(Loss) income from discontinued operations	(218)
Total		$231

For derivatives designated as cash flow hedging instruments, once a hedged transaction occurs, we reclassify the effective portion from AOCI to “Cost of product sales” or “Interest expense, net.” As of June 30, 2014, we expect to reclassify a loss of $10.3 million to “Interest expense, net” within the next twelve months.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. RELATED PARTY TRANSACTIONS

The following table summarizes information pertaining to related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands of Dollars)
Revenues	$—	$10,576	$929	$11,817
Operating expenses	$30,972	$31,651	$59,631	$63,364
General and administrative expenses	$17,448	$12,528	$31,542	$31,312
Interest income	$—	$1,610	$1,055	$2,732
Revenues included in discontinued operations, net of tax	$87	$1,220	$492	$1,990
Expenses included in discontinued operations, net of tax	$607	$1,302	$1,412	$2,962

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

We had a payable to NuStar GP, LLC of $14.3 million and $8.3 million as of June 30, 2014 and December 31, 2013, respectively, with both amounts representing payroll, employee benefit plan expenses and unit-based compensation. We also had a long-term payable to NuStar GP, LLC as of June 30, 2014 and December 31, 2013 of $40.4 million and $41.1 million, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits.

Asphalt JV
As a result of the Asphalt JV Sale, we ceased reporting transactions between us and Asphalt JV as related party transactions in our consolidated financial statements on February 26, 2014.

Financing Agreements and Credit Support. Effective upon the Asphalt JV Sale, the NuStar JV Facility was converted into the NuStar Term Loan. The NuStar Term Loan will step down from $190.0 million over time: first, to $175.0 million on December 31, 2014 and then to $150.0 million on September 30, 2015. While the NuStar Term Loan does not provide for any other scheduled payments, Asphalt JV is required to use all of its excess cash, as defined in the NuStar Term Loan, to repay the NuStar Term Loan. Like the NuStar JV Facility, the NuStar Term Loan must be repaid in full on September 28, 2019. All repayments of the NuStar Term Loan, including those scheduled in 2014 and 2015, are subject to Asphalt JV meeting certain restrictive requirements contained in its third-party credit facility. The carrying value of the NuStar Term Loan is included in “Other long-term assets, net” on the consolidated balance sheet as of June 30, 2014.

NuStar Energy will continue to provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million. Our obligation to provide credit support will be reduced by a minimum of $25.0 million beginning February 2016 and will terminate in full no later than September 28, 2019. As of June 30, 2014, we provided guarantees for commodity purchases, lease obligations and certain utilities for Asphalt JV with an aggregate maximum potential exposure of $88.3 million, plus two guarantees to suppliers that do not specify a maximum amount, but for which we believe any amounts due would be minimal. A majority of these guarantees have no expiration date. As of June 30, 2014, we have also provided $5.1 million in letters of credit on behalf of Asphalt JV. In the event we are obligated to perform under any of these guarantees or letters of credit, the amount paid by us will be treated as additional borrowings under the NuStar Term Loan.

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

Services Agreement Between Asphalt JV and NuStar GP, LLC. NuStar GP, LLC and Asphalt JV were a party to a services agreement, which provided that NuStar GP, LLC furnish certain administrative and other operating services necessary to

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

conduct the business of Asphalt JV for an annual fee totaling $10.0 million, subject to adjustment (the Asphalt JV Services Agreement). The Asphalt JV Services Agreement terminated on June 30, 2014.

9. PARTNERS’ EQUITY

Partners’ Equity Activity
The following table summarizes changes in the carrying amount of equity attributable to NuStar Energy L.P. partners and noncontrolling interest:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity
	(Thousands of Dollars)
Beginning balance	$1,842,378	$1,106	$1,843,484	$2,497,017	$12,163	$2,509,180
Net income (loss)	55,514	(115)	55,399	33,086	(117)	32,969
Other comprehensive income (loss):
Foreign currency translation adjustment	5,858	(2)	5,856	(7,820)	(912)	(8,732)
Net unrealized gain on cash flow hedges	—	—	—	2,526	—	2,526
Net loss on cash flow hedges reclassified into interest expense, net	2,671	—	2,671	2,475	—	2,475
Total other comprehensive income (loss)	8,529	(2)	8,527	(2,819)	(912)	(3,731)
Cash distributions to partners	(98,051)	—	(98,051)	(98,051)	—	(98,051)
Other	—	—	—	(101)	—	(101)
Ending balance	$1,808,370	$989	$1,809,359	$2,429,132	$11,134	$2,440,266

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity
	(Thousands of Dollars)
Beginning balance	$1,902,136	$1,658	$1,903,794	$2,572,384	$12,611	$2,584,995
Net income (loss)	95,258	(222)	95,036	57,651	(278)	57,373
Other comprehensive income (loss):
Foreign currency translation adjustment	1,618	(447)	1,171	(15,097)	(1,199)	(16,296)
Net unrealized gain on cash flow hedges	—	—	—	7,213	—	7,213
Net loss on cash flow hedges reclassified into interest expense, net	5,437	—	5,437	2,962	—	2,962
Total other comprehensive income (loss)	7,055	(447)	6,608	(4,922)	(1,199)	(6,121)
Cash distributions to partners	(196,102)	—	(196,102)	(196,102)	—	(196,102)
Other	23	—	23	121	—	121
Ending balance	$1,808,370	$989	$1,809,359	$2,429,132	$11,134	$2,440,266

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accumulated Other Comprehensive Income
The balance of and changes in the components included in “Accumulated other comprehensive loss” were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Total
	(Thousands of Dollars)
Balance as of January 1, 2014	$(13,658)	$(49,736)	$(63,394)
Activity	1,618	5,437	7,055
Balance as of June 30, 2014	$(12,040)	$(44,299)	$(56,339)

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

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands of Dollars)
Net income attributable to NuStar Energy L.P.	$55,514	$33,086	$95,258	$57,651
Less general partner incentive distribution	10,805	10,805	21,610	21,610
Net income after general partner incentive distribution	44,709	22,281	73,648	36,041
General partner interest	2%	2%	2%	2%
General partner allocation of net income after general partner incentive distribution	894	446	1,473	722
General partner incentive distribution	10,805	10,805	21,610	21,610
Net income applicable to general partner	$11,699	$11,251	$23,083	$22,332

Cash Distributions
The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961	$3,922	$3,922
General partner incentive distribution	10,805	10,805	21,610	21,610
Total general partner distribution	12,766	12,766	25,532	25,532
Limited partners’ distribution	85,285	85,285	170,570	170,570
Total cash distributions	$98,051	$98,051	$196,102	$196,102

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$2.190	$2.190

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions (Thousands of Dollars)	Record Date	Payment Date
June 30, 2014 (a)	$1.095	$98,051	August 6, 2014	August 11, 2014
March 31, 2014	$1.095	$98,051	May 7, 2014	May 12, 2014
December 31, 2013	$1.095	$98,051	February 10, 2014	February 14, 2014

(a)	The distribution was announced on July 25, 2014.

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

The following table details the calculation of earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income attributable to NuStar Energy L.P.	$55,514	$33,086	$95,258	$57,651
Less general partner distribution (including IDR)	12,766	12,766	25,532	25,532
Less limited partner distribution	85,285	85,285	170,570	170,570
Distributions in excess of earnings	$(42,537)	$(64,965)	$(100,844)	$(138,451)

General partner earnings:
Distributions	$12,766	$12,766	$25,532	$25,532
Allocation of distributions in excess of earnings (2%)	(851)	(1,299)	(2,017)	(2,768)
Total	$11,915	$11,467	$23,515	$22,764

Limited partner earnings:
Distributions	$85,285	$85,285	$170,570	$170,570
Allocation of distributions in excess of earnings (98%)	(41,686)	(63,666)	(98,827)	(135,683)
Total	$43,599	$21,619	$71,743	$34,887

Weighted-average limited partner units outstanding	77,886,078	77,886,078	77,886,078	77,886,078

Net income per unit applicable to limited partners	$0.56	$0.28	$0.92	$0.45

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. STATEMENTS OF CASH FLOWS
Changes in current assets and current liabilities were as follows:

	Six Months Ended June 30,
	2014	2013
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$26,688	$109,696
Receivable from related parties	50,940	31,730
Inventories	25,023	(2,099)
Income tax receivable	(3,609)	1,213
Other current assets	(722)	20,375
Increase (decrease) in current liabilities:
Accounts payable	(115,727)	(81,929)
Payable to related party	5,979	8,950
Accrued interest payable	510	1,951
Accrued liabilities	(1,468)	(29,854)
Taxes other than income tax	1,040	(1,334)
Income tax payable	(1,144)	1,178
Changes in current assets and current liabilities	$(12,490)	$59,877

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to the change in the amount accrued for capital expenditures and the effect of foreign currency translation.

Cash flows related to interest and income taxes were as follows:

	Six Months Ended June 30,
	2014	2013
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$64,957	$59,371
Cash paid for income taxes, net of tax refunds received	$8,069	$6,003

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands of Dollars)
Revenues:
Pipeline	$117,798	$96,976	$220,757	$190,253
Storage:
Third parties	138,296	132,503	262,650	263,163
Intersegment	6,690	8,245	13,973	18,021
Related party	—	1,931	929	3,172
Total storage	144,986	142,679	277,552	284,356
Fuels marketing:
Third parties	493,651	661,959	1,114,622	1,434,967
Related party	—	8,645	—	8,645
Total fuels marketing	493,651	670,604	1,114,622	1,443,612
Consolidation and intersegment eliminations	(6,690)	(8,245)	(13,973)	(18,021)
Total revenues	$749,745	$902,014	$1,598,958	$1,900,200

Operating income:
Pipeline	$60,236	$51,227	$113,226	$91,108
Storage	50,007	44,412	92,014	98,368
Fuels marketing	4,821	3,432	14,379	1,839
Consolidation and intersegment eliminations	7	153	(10)	1,259
Total segment operating income	115,071	99,224	219,609	192,574
General and administrative expenses	23,163	19,653	44,019	47,147
Other depreciation and amortization expense	2,554	2,599	5,133	5,097
Total operating income	$89,354	$76,972	$170,457	$140,330

Total assets by reportable segment were as follows:

	June 30, 2014	December 31, 2013
	(Thousands of Dollars)
Pipeline	$1,839,264	$1,797,698
Storage	2,265,630	2,275,183
Fuels marketing	330,283	445,882
Total segment assets	4,435,177	4,518,763
Other partnership assets	460,602	513,423
Total consolidated assets	$4,895,779	$5,032,186

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

Condensed Consolidating Balance Sheets
June 30, 2014
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$913	$7	$—	$48,156	$—	$49,076
Receivables, net	2	61,517	9,880	198,658	(15,089)	254,968
Inventories	—	2,355	2,221	108,282	(20)	112,838
Income tax receivable	—	—	—	4,551	—	4,551
Other current assets	—	21,954	2,636	15,675	—	40,265
Assets held for sale	—	—	—	6,420	—	6,420
Intercompany receivable	—	1,308,837	—	—	(1,308,837)	—
Total current assets	915	1,394,670	14,737	381,742	(1,323,946)	468,118
Property, plant and equipment, net	—	1,674,650	563,406	1,107,080	—	3,345,136
Intangible assets, net	—	59,221	—	5,738	—	64,959
Goodwill	—	149,453	170,652	297,324	—	617,429
Investment in wholly owned subsidiaries	2,369,382	177,102	889,259	938,475	(4,374,218)	—
Investment in joint venture	—	—	—	72,908	—	72,908
Deferred income tax asset	—	—	—	5,057	—	5,057
Other long-term assets, net	611	288,385	26,331	6,845	—	322,172
Total assets	$2,370,908	$3,743,481	$1,664,385	$2,815,169	$(5,698,164)	$4,895,779
Liabilities and Partners’ Equity
Payables	$—	$30,926	$17,496	$153,847	$(15,089)	$187,180
Accrued interest payable	—	33,582	—	42	—	33,624
Accrued liabilities	589	16,849	5,044	14,774	—	37,256
Taxes other than income tax	—	5,254	2,886	2,675	—	10,815
Income tax payable	—	393	3	2,477	—	2,873
Intercompany payable	505,610	—	699,947	103,280	(1,308,837)	—
Total current liabilities	506,199	87,004	725,376	277,095	(1,323,926)	271,748
Long-term debt	—	2,726,629	—	—	—	2,726,629
Long-term payable to related party	—	34,990	—	5,442	—	40,432
Deferred income tax liability	—	—	—	29,152	—	29,152
Other long-term liabilities	—	12,850	588	5,021	—	18,459
Total partners’ equity	1,864,709	882,008	938,421	2,498,459	(4,374,238)	1,809,359
Total liabilities and partners’ equity	$2,370,908	$3,743,481	$1,664,385	$2,815,169	$(5,698,164)	$4,895,779

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended June 30, 2014
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$126,744	$57,038	$566,369	$(406)	$749,745
Costs and expenses	400	71,471	35,808	553,124	(412)	660,391
Operating (loss) income	(400)	55,273	21,230	13,245	6	89,354
Equity in earnings (loss) of subsidiaries	55,914	(3,643)	16,018	37,259	(105,548)	—
Equity in earnings of joint venture	—	—	—	3,294	—	3,294
Interest (expense) income, net	—	(33,318)	8	188	—	(33,122)
Other income (loss), net	—	549	3	(1,026)	—	(474)
Income from continuing operations before income tax expense	55,514	18,861	37,259	52,960	(105,542)	59,052
Income tax expense	—	217	2	1,646	—	1,865
Income from continuing operations	55,514	18,644	37,257	51,314	(105,542)	57,187
Loss from discontinued operations, net of tax	—	—	—	(1,788)	—	(1,788)
Net income	55,514	18,644	37,257	49,526	(105,542)	55,399
Less net loss attributable to noncontrolling interest	—	—	—	(115)	—	(115)
Net income attributable to NuStar Energy L.P.	$55,514	$18,644	$37,257	$49,641	$(105,542)	$55,514

Comprehensive income	$55,514	$20,914	$37,257	$55,783	$(105,542)	$63,926
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(117)	—	(117)
Comprehensive income attributable to NuStar Energy L.P.	$55,514	$20,914	$37,257	$55,900	$(105,542)	$64,043

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended June 30, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$102,833	$47,894	$760,318	$(9,031)	$902,014
Costs and expenses	440	47,612	36,028	749,893	(8,931)	825,042
Operating (loss) income	(440)	55,221	11,866	10,425	(100)	76,972
Equity in earnings of subsidiaries	33,526	1,145	7,733	17,599	(60,003)	—
Equity in (loss) earnings of joint ventures	—	(11,970)	—	1,842	—	(10,128)
Interest (expense) income, net	—	(27,547)	(1,994)	116	—	(29,425)
Other (expense) income, net	—	(342)	11	2,515	—	2,184
Income from continuing operations before income tax expense	33,086	16,507	17,616	32,497	(60,103)	39,603
Income tax expense	—	88	1	4,802	—	4,891
Income from continuing operations	33,086	16,419	17,615	27,695	(60,103)	34,712
Loss from discontinued operations, net of tax	—	(565)	—	(1,178)	—	(1,743)
Net income	33,086	15,854	17,615	26,517	(60,103)	32,969
Less net loss attributable to noncontrolling interest	—	—	—	(117)	—	(117)
Net income attributable to NuStar Energy L.P.	$33,086	$15,854	$17,615	$26,634	$(60,103)	$33,086

Comprehensive income	$33,086	$20,028	$17,615	$18,612	$(60,103)	$29,238
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(1,029)	—	(1,029)
Comprehensive income attributable to NuStar Energy L.P.	$33,086	$20,028	$17,615	$19,641	$(60,103)	$30,267

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Six Months Ended June 30, 2014
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$234,963	$109,459	$1,262,933	$(8,397)	$1,598,958
Costs and expenses	873	132,052	68,763	1,235,200	(8,387)	1,428,501
Operating (loss) income	(873)	102,911	40,696	27,733	(10)	170,457
Equity in earnings (loss) of subsidiaries	96,132	(859)	28,472	69,174	(192,919)	—
Equity in (loss) earnings of joint venture	—	(8,278)	—	7,266	—	(1,012)
Interest (expense) income, net	—	(66,815)	22	309	—	(66,484)
Other income (expense), net	—	542	(16)	2,678	—	3,204
Income from continuing operations before income tax expense	95,259	27,501	69,174	107,160	(192,929)	106,165
Income tax expense	1	408	3	5,570	—	5,982
Income from continuing operations	95,258	27,093	69,171	101,590	(192,929)	100,183
Loss from discontinued operations, net of tax	—	(168)	—	(4,979)	—	(5,147)
Net income	95,258	26,925	69,171	96,611	(192,929)	95,036
Less net loss attributable to noncontrolling interest	—	—	—	(222)	—	(222)
Net income attributable to NuStar Energy L.P.	$95,258	$26,925	$69,171	$96,833	$(192,929)	$95,258

Comprehensive income	$95,258	$31,668	$69,171	$98,476	$(192,929)	$101,644
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(669)	—	(669)
Comprehensive income attributable to NuStar Energy L.P.	$95,258	$31,668	$69,171	$99,145	$(192,929)	$102,313

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Six Months Ended June 30, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$201,522	$100,520	$1,615,214	$(17,056)	$1,900,200
Costs and expenses	931	113,010	72,037	1,590,836	(16,944)	1,759,870
Operating (loss) income	(931)	88,512	28,483	24,378	(112)	140,330
Equity in earnings of subsidiaries	58,582	7,643	15,758	39,165	(121,148)	—
Equity in (loss) earnings of joint ventures	—	(23,511)	—	2,240	—	(21,271)
Interest (expense) income, net	—	(54,337)	(5,017)	60	—	(59,294)
Other income (loss), net	—	2,466	(73)	135	—	2,528
Income from continuing operations before income tax expense	57,651	20,773	39,151	65,978	(121,260)	62,293
Income tax expense	—	274	3	7,705	—	7,982
Income from continuing operations	57,651	20,499	39,148	58,273	(121,260)	54,311
(Loss) income from discontinued operations, net of tax	—	(1,081)	—	4,143	—	3,062
Net income	57,651	19,418	39,148	62,416	(121,260)	57,373
Less net loss attributable to noncontrolling interest	—	—	—	(278)	—	(278)
Net income attributable to NuStar Energy L.P.	$57,651	$19,418	$39,148	$62,694	$(121,260)	$57,651

Comprehensive income	$57,651	$30,560	$39,148	$45,153	$(121,260)	$51,252
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(1,477)	—	(1,477)
Comprehensive income attributable to NuStar Energy L.P.	$57,651	$30,560	$39,148	$46,630	$(121,260)	$52,729

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2014
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$194,985	$57,932	$68,634	$123,974	$(245,143)	$200,382
Cash flows from investing activities:
Capital expenditures	—	(82,959)	(3,927)	(31,986)	—	(118,872)
Change in accounts payable related to capital expenditures	—	(4,182)	(500)	(9,133)	—	(13,815)
Proceeds from sale or disposition of assets	—	651	5	13,785	—	14,441
Increase in note receivable from related party	—	(13,328)	—	—	—	(13,328)
Other, net	—	(46)	—	—	23	(23)
Net cash used in investing activities	—	(99,864)	(4,422)	(27,334)	23	(131,597)
Cash flows from financing activities:
Debt borrowings	—	439,717	—	—	—	439,717
Debt repayments	—	(366,433)	—	—	—	(366,433)
Distributions to unitholders and general partner	(196,102)	(147,076)	(49,026)	(49,041)	245,143	(196,102)
Net intercompany borrowings (repayments)	1,126	90,600	(15,186)	(76,540)	—	—
Other, net	—	2,824	—	197	(23)	2,998
Net cash (used in) provided by financing activities	(194,976)	19,632	(64,212)	(125,384)	245,120	(119,820)
Effect of foreign exchange rate changes on cash	—	—	—	(632)	—	(632)
Net increase (decrease) in cash and cash equivalents	9	(22,300)	—	(29,376)	—	(51,667)
Cash and cash equivalents as of the beginning of the period	904	22,307	—	77,532	—	100,743
Cash and cash equivalents as of the end of the period	$913	$7	$—	$48,156	$—	$49,076

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$194,754	$89,580	$48,178	$95,165	$(196,122)	$231,555
Cash flows from investing activities:
Capital expenditures	—	(123,253)	(5,664)	(34,278)	—	(163,195)
Proceeds from sale or disposition of assets	—	116,322	20	105	—	116,447
Increase in note receivable from related party	—	(97,961)	—	—	—	(97,961)
Investment in subsidiaries	(166)	—	—	—	166	—
Other, net	166	(34)	—	—	—	132
Net cash used in investing activities	—	(104,926)	(5,644)	(34,173)	166	(144,577)
Cash flows from financing activities:
Debt borrowings	—	1,045,406	—	—	—	1,045,406
Note offering, net	—	391,059	—	—	—	391,059
Debt repayments	—	(1,084,532)	(250,000)	—	—	(1,334,532)
Distributions to unitholders and general partner	(196,102)	(196,102)	—	(20)	196,122	(196,102)
Payments for termination of interest rate swaps	—	(33,697)	—	—	—	(33,697)
Net intercompany borrowings (repayments)	1,395	(111,226)	207,466	(97,635)	—	—
Other, net	(45)	3,335	—	196	(166)	3,320
Net cash (used in) provided by financing activities	(194,752)	14,243	(42,534)	(97,459)	195,956	(124,546)
Effect of foreign exchange rate changes on cash	—	—	—	(3,907)	—	(3,907)
Net increase (decrease) in cash and cash equivalents	2	(1,103)	—	(40,374)	—	(41,475)
Cash and cash equivalents as of the beginning of the period	7,033	1,112	—	75,457	—	83,602
Cash and cash equivalents as of the end of the period	$7,035	$9	$—	$35,083	$—	$42,127

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is a publicly held Delaware limited partnership engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 14.9% total interest in us as of June 30, 2014. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in seven sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies

•	New Accounting Pronouncements

Dispositions
Asphalt JV Sale. On February 26, 2014, we sold our remaining 50% ownership interest in NuStar Asphalt LLC (Asphalt JV) to Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm (the Asphalt JV Sale). Lindsay Goldberg now owns 100% of Asphalt JV. Effective February 27, 2014, NuStar Asphalt LLC changed its name to Axeon Specialty Products LLC. As a result of the Asphalt JV Sale, we ceased applying the equity method of accounting. Upon completion of the Asphalt JV Sale, the parties agreed to: (i) convert the $250.0 million unsecured revolving credit facility provided by us to Asphalt JV (the NuStar JV Facility) from a revolving credit agreement into a $190.0 million term loan (the NuStar Term Loan); (ii) terminate the terminal services agreements with respect to our terminals in Rosario, NM, Catoosa, OK and Houston, TX; (iii) amend the terminal services agreements for our terminals in Baltimore, MD and Jacksonville, FL; and (iv) transfer ownership of both the Wilmington, NC and Dumfries, VA terminals to Asphalt JV, which were categorized as assets held for sale at December 31, 2013.

Terminal Facilities Held for Sale. In addition to the terminals located in Wilmington, NC and Dumfries, VA, we have identified and plan to divest several non-strategic, underperforming terminal facilities. As a result, we have classified the property, plant and equipment associated with these assets as “Assets held for sale” on the consolidated balance sheets. We presented the results of operations for these assets, which were previously reported in the storage segment, as discontinued operations for all periods presented. In June 2014, we sold three terminals located in Mobile, AL with an aggregate storage capacity of 1.8 million barrels for total proceeds of $13.7 million.

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
Pipeline. We own common carrier refined product pipelines covering approximately 5,463 miles, consisting of the Central West System, the East Pipeline and the North Pipeline. In addition, we own a 2,000 mile anhydrous ammonia pipeline (the Ammonia Pipeline), 1,180 miles of crude oil pipelines and approximately 10.0 million barrels of storage capacity located along our pipelines. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.

Storage. We own terminals and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, the United Kingdom and Turkey providing approximately 82.0 million barrels of storage capacity. Our terminals and storage facilities provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including crude oil and other feedstocks.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Change
	2014	2013
Statement of Income Data:
Revenues:
Service revenues	$259,562	$231,451	$28,111
Product sales	490,183	670,563	(180,380)
Total revenues	749,745	902,014	(152,269)

Costs and expenses:
Cost of product sales	473,755	648,766	(175,011)
Operating expenses	115,537	111,315	4,222
General and administrative expenses	23,163	19,653	3,510
Depreciation and amortization expense	47,936	45,308	2,628
Total costs and expenses	660,391	825,042	(164,651)

Operating income	89,354	76,972	12,382
Equity in earnings (loss) of joint ventures	3,294	(10,128)	13,422
Interest expense, net	(33,122)	(31,035)	(2,087)
Interest income from related party	—	1,610	(1,610)
Other (expense) income, net	(474)	2,184	(2,658)
Income from continuing operations before income tax expense	59,052	39,603	19,449
Income tax expense	1,865	4,891	(3,026)
Income from continuing operations	57,187	34,712	22,475
Loss from discontinued operations, net of tax	(1,788)	(1,743)	(45)
Net income	$55,399	$32,969	$22,430
Net income (loss) per unit applicable to limited partners:
Continuing operations	$0.58	$0.30	$0.28
Discontinued operations	(0.02)	(0.02)	—
Total	$0.56	$0.28	$0.28
Weighted-average limited partner units outstanding	77,886,078	77,886,078	—

Highlights
Net income increased $22.4 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, mainly due to an increase of $15.8 million in segment operating income resulting from improvements in all three reportable segments. Additionally, we recorded equity in earnings of joint ventures of $3.3 million for the three months ended June 30, 2014, compared to a loss in equity of joint ventures of $10.1 million for the three months ended June 30, 2013, primarily due to losses from our investment in Asphalt JV during the three months ended June 30, 2013.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended June 30,		Change
	2014	2013
Pipeline:
Refined products pipelines throughput (barrels/day)	521,391	459,663	61,728
Crude oil pipelines throughput (barrels/day)	427,122	350,850	76,272
Total throughput (barrels/day)	948,513	810,513	138,000
Throughput revenues	$117,798	$96,976	$20,822
Operating expenses	38,072	29,101	8,971
Depreciation and amortization expense	19,490	16,648	2,842
Segment operating income	$60,236	$51,227	$9,009
Storage:
Throughput (barrels/day)	894,194	813,345	80,849
Throughput revenues	$31,216	$26,626	$4,590
Storage lease revenues	113,770	116,053	(2,283)
Total revenues	144,986	142,679	2,307
Operating expenses	69,091	72,212	(3,121)
Depreciation and amortization expense	25,888	26,055	(167)
Segment operating income	$50,007	$44,412	$5,595
Fuels Marketing:
Product sales and other revenue	$493,651	$670,604	$(176,953)
Cost of product sales	477,830	654,202	(176,372)
Gross margin	15,821	16,402	(581)
Operating expenses	10,996	12,964	(1,968)
Depreciation and amortization expense	4	6	(2)
Segment operating income	$4,821	$3,432	$1,389
Consolidation and Intersegment Eliminations:
Revenues	$(6,690)	$(8,245)	$1,555
Cost of product sales	(4,075)	(5,436)	1,361
Operating expenses	(2,622)	(2,962)	340
Total	$7	$153	$(146)
Consolidated Information:
Revenues	$749,745	$902,014	$(152,269)
Cost of product sales	473,755	648,766	(175,011)
Operating expenses	115,537	111,315	4,222
Depreciation and amortization expense	45,382	42,709	2,673
Segment operating income	115,071	99,224	15,847
General and administrative expenses	23,163	19,653	3,510
Other depreciation and amortization expense	2,554	2,599	(45)
Consolidated operating income	$89,354	$76,972	$12,382

Pipeline
Revenues increased $20.8 million and throughputs increased 138,000 barrels per day for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to:

•
an increase in revenues of $8.5 million and an increase in throughputs of 42,600 barrels per day on crude oil pipelines that serve Eagle Ford Shale production in South Texas, primarily resulting from continued growth in the region and the completion of expansion projects in 2014 and the third quarter of 2013 that have increased our South Texas crude oil pipeline system’s overall capacity;

•
an increase in revenues of $4.6 million and an increase in throughputs of 69,795 barrels per day on pipelines serving the McKee refinery due to a turnaround at the refinery in April 2013, as well as higher overall production by the McKee refinery this period compared to the second quarter of 2013;

•
an increase in revenues of $3.1 million and an increase in throughputs of 10,530 barrels per day on the Ammonia Pipeline due to favorable weather conditions during this period compared to the second quarter of 2013; and

•	an increase in revenues of $2.3 million and an increase in throughputs of 8,395 barrels per day on the East Pipeline due to higher demand.

Operating expenses increased $9.0 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to a $6.5 million gain in 2013 for the reduction of the contingent consideration liability recorded in association with our acquisition of certain assets from TexStar Midstream Services, LP (the TexStar Asset Acquisition). Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of the contingent consideration liability. In addition, power costs increased $2.1 million mainly due to the increase in throughputs on pipelines that serve Eagle Ford Shale production in South Texas.

Depreciation and amortization expense increased $2.8 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, mainly due to the completion of various projects that serve Eagle Ford Shale production.

Storage
Throughput revenues increased $4.6 million and throughputs increased 80,849 barrels per day for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. Revenues increased $3.0 million and throughputs increased 50,305 barrels per day at our Corpus Christi North Beach terminal due to an increase in Eagle Ford Shale crude oil being shipped to Corpus Christi and the completion of a new dock in the first quarter of 2014. Also, revenues increased $0.8 million and throughputs increased 17,277 barrels per day as a result of a turnaround in April 2013 at the McKee refinery.

Storage lease revenues decreased $2.3 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to:

•	a decrease of $4.0 million, mostly at our West Coast terminals, as a result of reduced demand; and

•
a decrease of $2.0 million at our St. James terminal, mainly due to the narrowing price differential on two traded crude oil grades (WTI and LLS) that reduced our profit sharing and volumes delivered to one of our unit train offloading facilities. This decrease was partially offset by increased revenues resulting from the completion of another unit train offloading facility in the fourth quarter of 2013 and storage rate increases.

The declines in storage lease revenues were partially offset by an increase of $2.6 million at our UK terminal due to the effect of foreign exchange rates, increased storage rates and increased throughput and related handling fees.

Operating expenses decreased $3.1 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to reduced maintenance and regulatory expenses in our west and gulf coast regions.

Fuels Marketing
Segment operating income increased $1.4 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to increased segment operating income of $5.1 million from our bunker fuel operations, mainly resulting from decreased vessel lease and fuel costs. The increase in segment operating income from our bunker fuel operations was partially offset by decreased segment operating income of $4.8 million in fuel oil trading, mainly resulting from lower product margins due to a lack of supply for blend components.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses increased $3.5 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily as a result of higher compensation expense associated with our long-term incentive plans, which fluctuates with our unit price, partially offset by decreased employee benefit costs.

We recorded equity in earnings of joint ventures of $3.3 million for the three months ended June 30, 2014, compared to a loss in equity of joint ventures of $10.1 million for the three months ended June 30, 2013, primarily due to losses of $12.0 million from our investment in Asphalt JV for the three months ended June 30, 2013.

Interest expense, net increased $2.1 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, mainly due to the issuance of $300.0 million of 6.75% senior notes in August 2013.

Interest income from related party represents the interest earned on the NuStar JV Facility prior to the Asphalt JV Sale.

Other (expense) income, net changed by $2.7 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, mainly due to changes in foreign exchange rates related to our foreign subsidiaries.

Income tax expense decreased $3.0 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, mainly due to decreased taxable income in corporate entities, a portion of which is attributable to the sale of the terminals in Mobile, AL in June 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Six Months Ended June 30,		Change
	2014	2013
Statement of Income Data:
Revenues:
Service revenues	$488,900	$457,210	$31,690
Product sales	1,110,058	1,442,990	(332,932)
Total revenues	1,598,958	1,900,200	(301,242)

Costs and expenses:
Cost of product sales	1,068,714	1,401,020	(332,306)
Operating expenses	221,602	224,832	(3,230)
General and administrative expenses	44,019	47,147	(3,128)
Depreciation and amortization expense	94,166	86,871	7,295
Total costs and expenses	1,428,501	1,759,870	(331,369)

Operating income	170,457	140,330	30,127
Equity in loss of joint ventures	(1,012)	(21,271)	20,259
Interest expense, net	(67,539)	(62,026)	(5,513)
Interest income from related party	1,055	2,732	(1,677)
Other income, net	3,204	2,528	676
Income from continuing operations before income tax expense	106,165	62,293	43,872
Income tax expense	5,982	7,982	(2,000)
Income from continuing operations	100,183	54,311	45,872
(Loss) income from discontinued operations, net of tax	(5,147)	3,062	(8,209)
Net income	$95,036	$57,373	$37,663

Net income (loss) per unit applicable to limited partners:
Continuing operations	$0.98	$0.40	$0.58
Discontinued operations	(0.06)	0.05	(0.11)
Total	$0.92	$0.45	$0.47
Weighted-average limited partner units outstanding	77,886,078	77,886,078	—

Highlights
Net income increased $37.7 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, mainly due to an increase in income from continuing operations, which benefitted from higher segment operating income and a decrease in the equity in loss of joint ventures. Segment operating income increased $27.0 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to increased segment operating income from the pipeline and fuels marketing segments, partially offset by decreased segment operating income from the storage segment.

Partially offsetting the improvement in income from continuing operations, we recorded a loss from discontinued operations for the six months ended June 30, 2014, compared to income from discontinued operations for the six months ended June 30, 2013. Discontinued operations include the results of operations of certain storage assets that were classified as “Assets held for sale” on the consolidated balance sheet beginning December 31, 2013, as well as the results of operations of the San Antonio Refinery and related assets, which we sold on January 1, 2013.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Six Months Ended June 30,		Change
	2014	2013
Pipeline:
Refined products pipelines throughput (barrels/day)	497,315	465,446	31,869
Crude oil pipelines throughput (barrels/day)	393,457	351,021	42,436
Total throughput (barrels/day)	890,772	816,467	74,305
Throughput revenues	$220,757	$190,253	$30,504
Operating expenses	69,689	66,507	3,182
Depreciation and amortization expense	37,842	32,638	5,204
Segment operating income	$113,226	$91,108	$22,118
Storage:
Throughput (barrels/day)	857,967	741,872	116,095
Throughput revenues	$58,686	$48,987	$9,699
Storage lease revenues	218,866	235,369	(16,503)
Total revenues	277,552	284,356	(6,804)
Operating expenses	134,358	136,865	(2,507)
Depreciation and amortization expense	51,180	49,123	2,057
Segment operating income	$92,014	$98,368	$(6,354)
Fuels Marketing:
Product sales and other revenue	$1,114,622	$1,443,612	$(328,990)
Cost of product sales	1,077,305	1,412,934	(335,629)
Gross margin	37,317	30,678	6,639
Operating expenses	22,927	28,826	(5,899)
Depreciation and amortization expense	11	13	(2)
Segment operating income	$14,379	$1,839	$12,540
Consolidation and Intersegment Eliminations:
Revenues	$(13,973)	$(18,021)	$4,048
Cost of product sales	(8,591)	(11,914)	3,323
Operating expenses	(5,372)	(7,366)	1,994
Total	$(10)	$1,259	$(1,269)
Consolidated Information:
Revenues	$1,598,958	$1,900,200	$(301,242)
Cost of product sales	1,068,714	1,401,020	(332,306)
Operating expenses	221,602	224,832	(3,230)
Depreciation and amortization expense	89,033	81,774	7,259
Segment operating income	219,609	192,574	27,035
General and administrative expenses	44,019	47,147	(3,128)
Other depreciation and amortization expense	5,133	5,097	36
Consolidated operating income	$170,457	$140,330	$30,127

Pipeline
Revenues increased $30.5 million and throughputs increased 74,305 barrels per day for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to:

•
an increase in revenues of $15.7 million and an increase in throughputs of 32,635 barrels per day on crude oil pipelines that serve Eagle Ford Shale production in South Texas, primarily resulting from continued growth in the region and the completion of expansion projects in 2014 and the third quarter of 2013 that have increased our South Texas crude oil pipeline system’s overall capacity;

•	an increase in revenues of $4.4 million and an increase in throughputs of 8,150 barrels per day on the East Pipeline due to higher demand;

•	an increase in revenues of $3.1 million and an increase in throughputs of 26,321 barrels per day on pipelines serving the McKee refinery due to increased production by the McKee refinery in 2014; and

•
an increase in revenues of $3.5 million and an increase in throughputs of 6,073 barrels per day on the Ammonia Pipeline due to favorable weather conditions during this period compared to the same period last year.

Operating expenses increased $3.2 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to a $6.5 million gain in 2013 for the reduction of the contingent consideration liability recorded in association with the TexStar Asset Acquisition. In addition, power costs increased $1.9 million mainly due to the increase in throughputs on pipelines that serve Eagle Ford Shale production in South Texas. These increases were partially offset by decreased rental costs of $2.2 million, mainly associated with our South Texas crude oil pipelines acquired in late 2012, and decreased employee-related costs of $1.5 million.

Depreciation and amortization expense increased $5.2 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, mainly due to the completion of various projects that serve Eagle Ford Shale production.

Storage
Throughput revenues increased $9.7 million and throughputs increased 116,095 barrels per day for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Revenues increased $6.8 million and throughputs increased 52,337 barrels per day at our Corpus Christi North Beach terminal due to an increase in Eagle Ford Shale crude oil being shipped to Corpus Christi and the completion of a new dock in the first quarter of 2014. Also, revenues increased $2.3 million and throughputs increased 59,668 barrels per day as a result of turnarounds and operational issues during the first quarter of 2013 at the refineries served by our Corpus Christi and Texas City crude oil storage tank facilities.

Storage lease revenues decreased $16.5 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to:

•
a decrease of $5.6 million at our St. James terminal, mainly due to the narrowing price differential on two traded crude oil grades (WTI and LLS) that reduced our profit sharing and volumes delivered to one of our unit train offloading facilites. This decrease was partially offset by increased revenues resulting from the completion of another unit train offloading facility in the fourth quarter of 2013, new revenue contracts and rate increases;

•	a decrease of $11.3 million, mostly at our West Coast terminals, as a result of reduced demand; and

•	a decrease of $3.8 million at our St. Eustatius terminal facility, mainly due to idle tankage during January and February prior to such tankage being leased in March 2014 and reduced demand.

The declines in storage lease revenues were partially offset by an increase of $3.9 million at our UK terminal, mainly due to the effect of foreign exchange rates and increased throughput and related handling fees.

Operating expenses decreased $2.5 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to reduced maintenance and regulatory expenses in our west and gulf coast regions, as well as decreased employee-related costs.

Depreciation and amortization expense increased $2.1 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to the completion of various projects at our St. James terminal.

Fuels Marketing
Segment operating income increased $12.5 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to increased segment operating income of $15.5 million from our bunker fuel operations. The increase in segment operating income from our bunker fuel operations was mainly due to higher product margins resulting from improved market conditions at our Texas City and St. Eustatius facilities and decreased vessel lease and fuel costs. The increase in segment operating income from our bunker fuel operations was partially offset by decreased segment operating income of $1.7 million in fuel oil trading, mainly resulting from lower product margins due to a lack of supply for blend components.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses decreased $3.1 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily as a result of decreased employee benefit costs, partially offset by higher compensation expense associated with our long-term incentive plans, which fluctuates with our unit price.

Equity in loss of joint ventures decreased $20.3 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to losses of $23.5 million from our investment in Asphalt JV for the six months ended June 30, 2013.

Interest expense, net increased $5.5 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, mainly due to the issuance of $300.0 million of 6.75% senior notes in August 2013 and an increase in the amortization of costs associated with the termination of certain forward-starting interest rate swap agreements in 2013.

Interest income from related party represents the interest earned on the NuStar JV Facility prior to the Asphalt JV Sale.

Income tax expense decreased $2.0 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, mainly due to decreased taxable income in corporate entities, a portion of which is attributable to the sale of the terminals in Mobile, AL in June 2014, and settlement of a Canadian tax court case for the years 2006 through 2009.

For the six months ended June 30, 2014, we recorded a loss from discontinued operations of $5.1 million, compared to income from discontinued operations of $3.1 million for the six months ended June 30, 2013. Income from discontinued operations for the six months ended June 30, 2013 includes a gain of $9.3 million related to the San Antonio Refinery Sale.

TRENDS AND OUTLOOK
Overall, we expect our earnings for the third quarter of 2014 to be higher than the third quarter of 2013.

Pipeline Segment
We expect that our pipeline segment earnings for the third quarter of 2014 will exceed the comparable period in 2013 and the second quarter of 2014, mainly due to higher throughputs on our pipelines serving the Eagle Ford Shale region. This increase in throughputs is due to continued growth in the region and expansion projects we completed in the first half of 2014 and in the third quarter of 2013, which increased our system’s overall capacity. We expect our full-year earnings for 2014 to exceed 2013 mainly due to the benefit of the increased throughputs described above, reduced turnaround activity at our customers’ refineries and the July 1, 2014 tariff increase on pipelines regulated by the Federal Energy Regulatory Commission.

Storage Segment
We expect storage segment earnings for the third quarter of 2014 to be higher than the third quarter of 2013, mainly due to additional storage throughputs at our Corpus Christi North Beach terminal associated with the completion of Eagle Ford Shale projects and the benefit from the fourth quarter of 2013 completion of a second rail-car offloading facility at our St. James, Louisiana terminal. However, we expect our third quarter earnings to be lower than the second quarter due to seasonal maintenance expense at certain terminals.

Full-year earnings for 2014 are expected to be comparable to 2013, excluding the non-cash charges in 2013. Higher earnings in 2014 at our North Beach terminal and from the second rail-car unloading facility at our St. James terminal discussed above are expected to be offset by weak West Coast storage demand and the narrowing price differential of two widely traded crude oil grades (LLS and WTI), which has a negative impact on our profit sharing results, as well as unit train demand at our St. James terminal.

Fuels Marketing Segment
We expect third quarter of 2014 results for our fuels marketing segment to be comparable to the second quarter of 2014 and higher than the third quarter of 2013. We expect the third quarter of 2014 to continue to benefit from improvements in the bunker fuel operations. Although we expect the full-year 2014 results in this segment to exceed 2013 results, earnings in this segment, as in any margin-based business, are subject to many factors that can raise or lower margins, which may cause the segment’s actual results to vary significantly from our forecast.

Our outlook for the partnership, and for any of our segments, may change as it is based on our continuing evaluation of a number of factors, including factors outside our control, such as the price of crude oil, the state of the economy, changes to refinery maintenance schedules, demand for crude oil, refined products and ammonia, demand for our transportation and storage services, and changes in laws or regulations affecting our assets.

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

Cash Flows for the Six Months Ended June 30, 2014 and 2013
The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2014	2013
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$200,382	$231,555
Investing activities	(131,597)	(144,577)
Financing activities	(119,820)	(124,546)
Effect of foreign exchange rate changes on cash	(632)	(3,907)
Net decrease in cash and cash equivalents	$(51,667)	$(41,475)

Net cash provided by operating activities for the six months ended June 30, 2014 was $200.4 million, compared to $231.6 million for the six months ended June 30, 2013. Working capital increased $12.5 million for the six months ended June 30, 2014, compared to a decrease of $59.9 million for the six months ended June 30, 2013. Please refer to the Working Capital Requirements section below for a discussion of the changes in working capital.

For the six months ended June 30, 2014, net cash provided by operating activities and cash on hand were used to fund our distributions to unitholders and our general partner and reliability capital expenditures. Proceeds from long-term debt borrowings, net of repayments, combined with cash on hand, were used to fund strategic capital expenditures and advances to Asphalt JV under the NuStar Term Loan.

For the six months ended June 30, 2013, net cash provided by operating activities was used to fund our distributions to unitholders and our general partner and reliability capital expenditures. Proceeds from long-term debt borrowings, net of repayments and proceeds from the San Antonio Refinery Sale, combined with cash on hand, were used to fund the increase in the note receivable from Asphalt JV, payments for terminated interest rate swaps and strategic capital expenditures.

Revolving Credit Agreement
As of June 30, 2014, our consolidated debt coverage ratio was 4.0x, and we had $775.1 million available for borrowing. Due to a covenant in our 2012 Revolving Credit Agreement that requires us to maintain, as of the end of any four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00, we may not be able to borrow the maximum available amount.

Line of Credit
In May 2014, we entered into a short-term line of credit agreement with an uncommitted borrowing capacity of up to $40.0 million. This agreement allows us to better manage the fluctuations in our daily cash requirements and minimize our excess cash balances. The interest rate and maturity vary and are determined at the time of the borrowing. We borrowed and repaid $34.4 million during the six months ended June 30, 2014 under this line of credit, and we had no outstanding borrowings as of June 30, 2014.

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

During the six months ended June 30, 2014, our reliability capital expenditures totaled $12.0 million and were primarily related to maintenance upgrade projects at our terminals. Strategic capital expenditures for the six months ended June 30, 2014 totaled $106.9 million and were primarily related to projects associated with Eagle Ford Shale production in South Texas and the reactivation and conversion of our 200-mile pipeline between Mont Belvieu and Corpus Christi, TX.

During the six months ended June 30, 2013, our reliability capital expenditures totaled $17.5 million and were primarily related to maintenance upgrade projects at our terminals. Strategic capital expenditures for the six months ended June 30, 2013 totaled $145.7 million and were primarily related to pipeline and storage projects associated with Eagle Ford Shale production in South Texas and projects at our St. James, Louisiana terminal.

For the full year 2014, we expect our capital expenditures to total approximately $365.0 million to $395.0 million, including $35.0 million to $45.0 million for reliability capital projects and $330.0 million to $350.0 million for strategic capital projects, not including acquisitions. We continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2014 may increase or decrease from the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2014, and our internal growth projects can be accelerated or scaled back depending on the condition of the capital markets.

Working Capital Requirements
Our fuels marketing operations require us to make investments in working capital. Those working capital requirements may vary with fluctuations in commodity prices and with the seasonality of demand for the products we market. This seasonality in demand affects our accounts receivable and accounts payable balances, which vary depending on the timing of payments.

Accounts payable decreased $115.7 million during the six months ended June 30, 2014, primarily due to the timing of payments associated with our bunker fuel and crude trading operations and the termination of the crude oil supply agreement with Asphalt JV on January 1, 2014. The receivable from related parties decreased $50.9 million during the six months ended June 30, 2014, also due to the termination of the crude oil supply agreement with Asphalt JV. Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our agreements with Asphalt JV. Accounts receivable decreased $26.7 million during the six months ended June 30, 2014, primarily due to decreased crude oil trading and bunker fuel sales. Inventories decreased $25.0 million for the six months ended June 30, 2014, primarily as a result of a bunker fuel supply strategy that reduced the inventory carried in our bunker fuel operations and reduced inventories associated with our heavy fuel oil trading operations.

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

As of June 30, 2014, we provided guarantees for Asphalt JV with an aggregate maximum potential exposure of $88.3 million, plus two guarantees to suppliers that do not specify a maximum amount, but for which we believe any amounts due would be minimal. As of June 30, 2014, we have also provided $5.1 million in letters of credit on behalf of Asphalt JV. In the event we are obligated to perform under any of these guarantees or letters of credit, the amount paid by us will be treated as additional borrowings under the NuStar Term Loan.

Distributions
The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961	$3,922	$3,922
General partner incentive distribution	10,805	10,805	21,610	21,610
Total general partner distribution	12,766	12,766	25,532	25,532
Limited partners’ distribution	85,285	85,285	170,570	170,570
Total cash distributions	$98,051	$98,051	$196,102	$196,102

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$2.190	$2.190

Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions (Thousands of Dollars)	Record Date	Payment Date
June 30, 2014 (a)	$1.095	$98,051	August 6, 2014	August 11, 2014
March 31, 2014	$1.095	$98,051	May 7, 2014	May 12, 2014
December 31, 2013	$1.095	$98,051	February 10, 2014	February 14, 2014

(a)	The distribution was announced on July 25, 2014.

Debt Obligations
We are a party to the following debt agreements as of June 30, 2014:

•	the 2012 Revolving Credit Agreement due May 2, 2017, with a balance of $576.4 million as of June 30, 2014;

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

•	NuStar Logistics’ $365.4 million Gulf Opportunity Zone Revenue Bonds due from 2038 to 2041; and

•	NuStar Logistics’ $40.0 million line of credit agreement with no outstanding borrowings as of June 30, 2014.

Management believes that, as of June 30, 2014, we are in compliance with all ratios and covenants of the 2012 Revolving Credit Agreement. Our other long-term debt obligations do not contain any financial covenants that are different than those contained in the 2012 Revolving Credit Agreement. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on certain of our long-term debt agreements.

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

NEW ACCOUNTING PRONOUNCEMENTS
Please refer to Note 1 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a detailed discussion of new accounting pronouncements.

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

We had no forward-starting or fixed-to-floating interest rate swap agreements outstanding as of June 30, 2014. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt.

	June 30, 2014
	Expected Maturity Dates
	2014	2015	2016	2017	2018	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$—	$—	$—	$—	$350,000	$1,402,500	$1,752,500	$1,883,734
Weighted-average interest rate	—	—	—	—	8.2%	6.0%	6.4%
Variable rate	$—	$—	$—	$576,367	$—	$365,440	$941,807	$942,350
Weighted-average interest rate	—	—	—	2.2%	—	0.1%	1.4%

	December 31, 2013
	Expected Maturity Dates
	2014	2015	2016	2017	2018	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$—	$—	$—	$—	$350,000	$1,402,500	$1,752,500	$1,767,759
Weighted-average interest rate	—	—	—	—	8.2%	6.0%	6.4%
Variable rate	$—	$—	$—	$503,036	$—	$365,440	$868,476	$868,975
Weighted-average interest rate	—	—	—	2.2%	—	0.1%	1.3%

Commodity Price Risk
Since the operations of our fuels marketing segment expose us to commodity price risk, we enter into derivative instruments to attempt to mitigate the effects of commodity price fluctuations. The derivative instruments we use consist primarily of commodity futures and swap contracts. We have a risk management committee that oversees our trading policies and procedures and certain aspects of risk management. Our risk management committee also reviews all new risk management strategies in accordance with our risk management policy, as approved by our board of directors.

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

	June 30, 2014
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(refined products)	17	N/A	$127.77	$48

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil)	223	$105.61	N/A	$(53)
Futures – short:
(crude oil)	303	N/A	$104.62	$(228)
Swaps – long:
(refined products)	810	$91.93	N/A	$468
Swaps – short:
(refined products)	1,773	N/A	$90.91	$(2,008)
Forward purchase contracts:
(crude oil)	1,144	$105.77	N/A	$1,020
Forward sales contracts:
(crude oil)	1,141	N/A	$106.21	$(515)

Total fair value of open positions exposed to commodity price risk				$(1,268)

	December 31, 2013
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	7	$128.38	N/A	$3
Futures – short:
(refined products)	40	N/A	$124.50	$(170)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	245	$95.67	N/A	$682
Futures – short:
(crude oil and refined products)	179	N/A	$115.09	$(200)
Swaps – long:
(refined products)	95	$92.39	N/A	$(76)
Swaps – short:
(refined products)	1,377	N/A	$91.18	$(522)
Forward purchase contracts:
(crude oil)	1,015	$97.79	N/A	$3,171
Forward sales contracts:
(crude oil)	1,015	N/A	$98.39	$(2,561)

Total fair value of open positions exposed to commodity price risk				$327

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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
NUSTAR ENERGY L.P.
(Registrant)

By: Riverwalk Logistics, L.P., its general partner
By: NuStar GP, LLC, its general partner

By:	/s/ Bradley C. Barron
Bradley C. Barron
President and Chief Executive Officer
August 5, 2014

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
August 5, 2014

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
August 5, 2014