Form 10-Q
period 2014-09-30
NuStar Energy L.P.
filed 2014-11-06
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of October 31, 2014 was 77,886,078.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,686	$100,743
Accounts receivable, net of allowance for doubtful accounts of $306 and $1,224 as of September 30, 2014 and December 31, 2013, respectively	220,841	281,310
Receivable from related parties	45	51,084
Inventories	117,937	138,147
Income tax receivable	3,661	826
Other current assets	37,523	39,452
Assets held for sale	2,256	21,987
Total current assets	407,949	633,549
Property, plant and equipment, at cost	4,706,896	4,500,837
Accumulated depreciation and amortization	(1,315,466)	(1,190,184)
Property, plant and equipment, net	3,391,430	3,310,653
Intangible assets, net	61,815	71,249
Goodwill	617,429	617,429
Investment in joint ventures	72,872	68,735
Deferred income tax asset	4,902	5,769
Note receivable from related party	—	165,440
Other long-term assets, net	320,970	159,362
Total assets	$4,877,367	$5,032,186
Liabilities and Partners’ Equity
Current liabilities:
Accounts payable	$177,961	$298,751
Payable to related party	14,119	8,325
Short-term debt	21,400	—
Accrued interest payable	27,501	33,113
Accrued liabilities	39,053	38,632
Taxes other than income tax	15,053	9,745
Income tax payable	4,035	4,006
Total current liabilities	299,122	392,572
Long-term debt	2,731,551	2,655,553
Long-term payable to related party	30,489	41,139
Deferred income tax liability	27,785	27,350
Other long-term liabilities	19,775	11,778
Commitments and contingencies (Note 5)
Partners’ equity:
Limited partners (77,886,078 common units outstanding as of September 30, 2014 and December 31, 2013)	1,788,360	1,921,726
General partner	40,419	43,804
Accumulated other comprehensive loss	(60,134)	(63,394)
Total NuStar Energy L.P. partners’ equity	1,768,645	1,902,136
Noncontrolling interest	—	1,658
Total partners’ equity	1,768,645	1,903,794
Total liabilities and partners’ equity	$4,877,367	$5,032,186
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Service revenues	$266,651	$243,712	$755,551	$700,922
Product sales	527,771	534,433	1,637,829	1,977,423
Total revenues	794,422	778,145	2,393,380	2,678,345
Costs and expenses:
Cost of product sales	509,794	527,217	1,578,508	1,928,237
Operating expenses:
Third parties	84,570	87,025	246,541	248,493
Related party	31,394	30,076	91,025	93,440
Total operating expenses	115,964	117,101	337,566	341,933
General and administrative expenses:
Third parties	7,567	8,336	20,044	24,171
Related party	17,400	10,495	48,942	41,807
Total general and administrative expenses	24,967	18,831	68,986	65,978
Depreciation and amortization expense	48,599	46,245	142,765	133,116
Total costs and expenses	699,324	709,394	2,127,825	2,469,264
Operating income	95,098	68,751	265,555	209,081
Equity in earnings (loss) of joint ventures	2,749	(5,358)	1,737	(26,629)
Interest expense, net	(33,007)	(30,823)	(100,546)	(92,849)
Interest income from related party	—	1,828	1,055	4,560
Other (expense) income, net	(1,388)	1,389	1,816	3,917
Income from continuing operations before income tax expense	63,452	35,787	169,617	98,080
Income tax expense	4,335	105	10,317	8,087
Income from continuing operations	59,117	35,682	159,300	89,993
Income (loss) from discontinued operations, net of tax	2,831	(2,446)	(2,316)	616
Net income	61,948	33,236	156,984	90,609
Less net loss attributable to noncontrolling interest	(173)	(161)	(395)	(439)
Net income attributable to NuStar Energy L.P.	$62,121	$33,397	$157,379	$91,048
Net income (loss) per unit applicable to limited partners:
Continuing operations	$0.61	$0.31	$1.59	$0.71
Discontinued operations	0.03	(0.03)	(0.03)	0.02
Total (Note 10)	$0.64	$0.28	$1.56	$0.73
Weighted-average limited partner units outstanding	77,886,078	77,886,078	77,886,078	77,886,078

Comprehensive income	$58,167	$38,790	$159,811	$90,042
Less comprehensive loss attributable to noncontrolling interest	(159)	(729)	(828)	(2,206)
Comprehensive income attributable to NuStar Energy L.P.	$58,326	$39,519	$160,639	$92,248
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$156,984	$90,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	142,765	137,185
Amortization of debt related items	7,015	1,721
Gain from sale or disposition of assets	(3,840)	(8,739)
Asset impairment loss	2,067	—
Deferred income tax expense (benefit)	2,453	(3,815)
Equity in (earnings) loss of joint ventures	(1,737)	26,629
Distributions of equity in earnings of joint ventures	5,879	5,787
Changes in current assets and current liabilities (Note 11)	1,080	116,838
Other, net	2,529	12,325
Net cash provided by operating activities	315,195	378,540
Cash Flows from Investing Activities:
Capital expenditures	(229,548)	(260,701)
Change in accounts payable related to capital expenditures	10,910	(2,879)
Proceeds from sale or disposition of assets	25,975	116,467
Increase in note receivable from related party	(13,328)	(50,761)
Other, net	(853)	156
Net cash used in investing activities	(206,844)	(197,718)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	537,436	1,299,220
Proceeds from note offering, net of issuance costs	—	687,151
Proceeds from short-term debt borrowings	205,200	—
Long-term debt repayments	(451,269)	(1,897,182)
Short-term debt repayments	(183,800)	—
Distributions to unitholders and general partner	(294,153)	(294,153)
Payments for termination of interest rate swaps	—	(33,697)
Other, net	2,540	3,168
Net cash used in financing activities	(184,046)	(235,493)
Effect of foreign exchange rate changes on cash	638	(4,412)
Net decrease in cash and cash equivalents	(75,057)	(59,083)
Cash and cash equivalents as of the beginning of the period	100,743	83,602
Cash and cash equivalents as of the end of the period	$25,686	$24,519
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 15.1% total interest in us as of September 30, 2014.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2014 and 2013 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, using one of two retrospective transition methods. Early adoption is not permitted for public entities. We are currently assessing the impact of this new guidance on our financial statements and disclosures, and we have not yet selected a transition method.

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

2. DISPOSITIONS AND DISCONTINUED OPERATIONS

Dispositions
On February 26, 2014, we sold our remaining 50% ownership interest in NuStar Asphalt LLC to Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm (the Asphalt JV Sale). Effective February 27, 2014, NuStar Asphalt LLC changed its name to Axeon Specialty Products LLC (Axeon). Lindsay Goldberg now owns 100% of Axeon. As a result of the Asphalt JV Sale, we ceased applying the equity method of accounting. Upon completion of the Asphalt JV Sale, the parties agreed to: (i) convert the $250.0 million unsecured revolving credit facility provided by us to Axeon (the NuStar JV Facility)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

from a revolving credit agreement into a $190.0 million term loan (the Axeon Term Loan); (ii) terminate the terminal services agreements with respect to our terminals in Rosario, NM, Catoosa, OK and Houston, TX; (iii) amend the terminal services agreements for our terminals in Baltimore, MD and Jacksonville, FL; and (iv) transfer ownership of both the Wilmington, NC and Dumfries, VA terminals to Axeon, which were categorized as assets held for sale at December 31, 2013. See Note 8 for a discussion of our agreements with Axeon.

Discontinued Operations
Terminals Held for Sale. In addition to the terminals located in Wilmington, NC and Dumfries, VA, we have identified and plan to divest several non-strategic, underperforming terminal facilities. As a result, we have classified the associated property, plant and equipment as “Assets held for sale” on the consolidated balance sheets. We presented the results of operations for those facilities, which were previously reported in the storage segment, as discontinued operations for all periods presented. In September 2014, we sold our 75% interest in our facility in Mersin, Turkey for total proceeds of $13.4 million. We recognized a gain of $3.7 million, which is included in discontinued operations for the three and nine months ended September 30, 2014. In June 2014, we sold three terminals located in Mobile, AL with an aggregate storage capacity of 1.8 million barrels for total proceeds of $13.7 million. We allocated interest expense to discontinued operations based on the ratio of net assets discontinued to consolidated net assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands of Dollars)
Allocated interest expense	$115	$352	$811	$1,056

San Antonio Refinery. On January 1, 2013, we sold our fuels refinery in San Antonio, Texas (the San Antonio Refinery) and related assets for approximately $117.0 million (the San Antonio Refinery Sale). We recognized a gain of $9.3 million on the sale, which is included in discontinued operations for the nine months ended September 30, 2013.

The following table summarizes the results from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands of Dollars)
Revenues	$276	$1,865	$3,456	$5,756

Income (loss) before income tax expense	$2,831	$(3,114)	$(2,316)	$(1,324)

3. INVENTORIES

Inventories consisted of the following:

	September 30, 2014	December 31, 2013
	(Thousands of Dollars)
Crude oil	$6,294	$6,485
Finished products	102,602	123,656
Materials and supplies	9,041	8,006
Total	$117,937	$138,147

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. DEBT

Revolving Credit Agreement
During the nine months ended September 30, 2014, the balance under our $1.5 billion five-year revolving credit agreement (the 2012 Revolving Credit Agreement) increased by $79.4 million, which we used for general partnership purposes. The 2012 Revolving Credit Agreement bears interest, at our option, based on either an alternative base rate, a LIBOR-based rate or a EURIBOR-based rate. The interest rate on the 2012 Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of September 30, 2014, our weighted average interest rate was 2.2% and we had $582.4 million outstanding.

The 2012 Revolving Credit Agreement contains customary restrictive covenants, such as limitations on indebtedness, liens, mergers, asset transfers and certain investing activities. In addition, the 2012 Revolving Credit Agreement requires us to maintain, as of the end of each rolling period, which consists of any period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated debt to consolidated EBITDA, each as defined in the 2012 Revolving Credit Agreement) not to exceed 5.00-to-1.00. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the 2012 Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of September 30, 2014, our consolidated debt coverage ratio was 4.0x, and we had $839.1 million available for borrowing.

On October 29, 2014, we amended and restated the 2012 Revolving Credit Agreement primarily to reduce the interest rate, to extend the maturity to October 29, 2019 and to amend certain of the restrictive covenants.

Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, Louisiana issued, pursuant to the Gulf Opportunity Zone Act of 2005, tax-exempt revenue bonds (the GoZone Bonds) associated with our St. James, Louisiana terminal expansions. The GoZone Bonds bear interest based on a weekly tax-exempt bond market interest rate, and we pay interest monthly. The interest rate was 0.1% as of September 30, 2014. Following the issuance, the proceeds were deposited with a trustee and are disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansions. We include the amount remaining in trust in “Other long-term assets, net,” and we include the amount of bonds issued in “Long-term debt” on the consolidated balance sheets. For the nine months ended September 30, 2014, we received $0.8 million from the trustee. As of September 30, 2014, the amount remaining in trust totaled $82.7 million.

Short-term Lines of Credit
In 2014, we entered into two short-term line of credit agreements with an aggregate uncommitted borrowing capacity of up to $80.0 million. These agreements allow us to better manage the fluctuations in our daily cash requirements and minimize our excess cash balances. The interest rate and maturity vary and are determined at the time of the borrowing. We had $21.4 million outstanding under these short-term lines of credit as of September 30, 2014.

5. COMMITMENTS AND CONTINGENCIES

Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of September 30, 2014, we have accrued $1.1 million for contingent losses. The amount that will ultimately be paid may differ from the recorded accruals, and the timing of such payments is uncertain. In addition, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recurring Fair Value Measurements
The following assets and liabilities are measured at fair value on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$2,822	$—	$—	$2,822
Commodity derivatives	6,714	3,166	—	9,880
Other long-term assets, net:
Commodity derivatives	—	233	—	233
Total	$9,536	$3,399	$—	$12,935
Liabilities:
Accrued liabilities:
Product imbalances	$(2,335)	$—	$—	$(2,335)
Commodity derivatives	—	(1,615)	—	(1,615)
Other long-term liabilities:
Commodity derivatives	—	(105)	—	(105)
Guarantee liability	—	—	(1,730)	(1,730)
Total	$(2,335)	$(1,720)	$(1,730)	$(5,785)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$1,980	$—	$—	$1,980
Commodity derivatives	—	4,948	—	4,948
Other long-term assets, net:
Commodity derivatives	—	6,977	—	6,977
Total	$1,980	$11,925	$—	$13,905
Liabilities:
Accrued liabilities:
Product imbalances	$(2,190)	$—	$—	$(2,190)
Commodity derivatives	(1,433)	(800)	—	(2,233)
Contingent consideration	—	—	(1,318)	(1,318)
Other long-term liabilities:
Commodity derivatives	—	(1,575)	—	(1,575)
Guarantee liability	—	—	(1,880)	(1,880)
Total	$(3,623)	$(2,375)	$(3,198)	$(9,196)

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

Contingent Consideration. On December 13, 2012, NuStar Logistics acquired certain assets from TexStar Midstream Services, LP and certain of its affiliates (collectively, TexStar) for approximately $325.0 million (the TexStar Asset Acquisition), including contingent consideration. In connection with the TexStar Asset Acquisition, we could have been obligated to pay additional consideration to TexStar, depending upon the cost of work required to complete certain assets and obtain outstanding real estate rights (collectively, the Contingent Consideration). In August 2014, we settled with TexStar and reduced the associated liability to $0.

Guarantees. As of September 30, 2014, we recorded a liability of $1.7 million representing the fair value of guarantees we have issued on behalf of Axeon. We estimated the fair value considering the probability of default by Axeon and an estimate of the amount we would be obligated to pay under the guarantees at the time of default. We calculated the fair value based on the guarantees outstanding as of September 30, 2014, totaling $73.3 million, plus two guarantees that do not specify a maximum amount. Our estimate of the fair value is based on significant inputs not observable in the market and thus falls within Level 3 of the fair value hierarchy. See Note 8 for a discussion of our agreements with Axeon.

In the event we are obligated to perform under any of these guarantees, the amount paid by us will be treated as additional borrowings under the Axeon Term Loan. As a result, we increased the carrying value of the note receivable from Axeon by the same amount as the increase to the liability for the fair value of the guarantees outstanding as of September 30, 2014.

The following table summarizes the activity in our Level 3 liabilities:

Nine Months Ended September 30, 2014
(Thousands of Dollars)
Beginning balance	$3,198
Amounts settled	(870)
Adjustments to guarantee liability	(150)
Changes in fair value recorded in earnings:
Operating expenses	(448)
Ending balance	$1,730

Non-recurring Fair Value Measurements
We classified the property, plant and equipment associated with certain terminals as “Assets held for sale” on the consolidated balance sheet and recorded those assets at fair value, less costs to sell. We estimated the fair values of $2.3 million and $22.0 million as of September 30, 2014 and December 31, 2013, respectively, using a weighted-average of values calculated using an income approach and a market approach. The income approach calculates fair value by discounting the estimated net cash flows generated by the related terminal. The market approach involves estimating the fair value measurement on an earnings multiple based on public company transaction data. Our estimate of the fair value is based on significant inputs not observable in the market and thus falls within Level 3 of the fair value hierarchy.

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, note receivables, payables and debt in our consolidated balance sheets at their carrying amounts. The fair values of these financial instruments, except for a note receivable from Axeon and long-term debt, approximate their carrying amounts. The estimated fair value and carrying amounts of the debt and note receivable were as follows:

	September 30, 2014		December 31, 2013
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(Thousands of Dollars)
Long-term debt	$2,783,666	$2,731,551	$2,636,734	$2,655,553
Note receivable from Axeon	$148,300	$170,385	$133,416	$165,440

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
The carrying amount of the Axeon Term Loan is $170.4 million, consisting of the following: (i) the outstanding principal amount of $190.0 million; (ii) plus the fair value of guarantees of $1.7 million as of September 30, 2014 (iii) less equity losses from our investment in Axeon of $21.3 million incurred prior to the Asphalt JV Sale and after the carrying value of our equity investment in Axeon was reduced to zero. We review the financial information of Axeon monthly for possible non-payment indicators.
We estimated the fair value of the note receivable using discounted cash flows, which use observable inputs such as time to maturity and market interest rates, and determined the fair value falls in Level 2 of the fair value hierarchy. See Note 8 for additional information on the note receivable from Axeon.

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
Interest Rate Risk
As of September 30, 2014, we had no forward-starting interest rate swap agreements. However, we previously entered into certain interest rate swap agreements to manage our exposure to changes in interest rates, which included forward-starting interest rate swap agreements. These swaps qualified, and we designated them, as cash flow hedges. In 2013, we terminated our remaining forward-starting interest rate swap agreements. We recorded the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive loss.” The amount in accumulated other comprehensive income (OCI) is amortized into “Interest expense, net” as the interest payments occur or expensed immediately if the interest payments are probable not to occur.

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

The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short open positions on an absolute basis, which totaled 15.6 million barrels and 15.2 million barrels as of September 30, 2014 and December 31, 2013, respectively.

As of December 31, 2013, we had $3.3 million of margin deposits related to our derivative instruments and none as of September 30, 2014.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Commodity contracts	Other current assets	$470	$—	$(63)	$—
Commodity contracts	Accrued liabilities	—	—	—	(130)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	25,508	16,168	(16,035)	(11,220)
Commodity contracts	Other long-term assets, net	1,754	15,883	(1,521)	(8,906)
Commodity contracts	Accrued liabilities	2,807	4,523	(4,422)	(6,626)
Commodity contracts	Other long-term liabilities	246	5,448	(351)	(7,023)
Total		30,315	42,022	(22,329)	(33,775)

Total Derivatives		$30,785	$42,022	$(22,392)	$(33,905)

Certain of our derivative instruments are eligible for offset in the consolidated balance sheets and subject to master netting arrangements. Under our master netting arrangements, there is a legally enforceable right to offset amounts, and we intend to settle such amounts on a net basis. The following are the net amounts presented on the consolidated balance sheets:

Commodity Contracts	September 30, 2014	December 31, 2013
	(Thousands of Dollars)
Net amounts of assets presented in the consolidated balance sheets	$10,113	$11,925
Net amounts of liabilities presented in the consolidated balance sheets	$(1,720)	$(3,808)

The earnings impact of our derivative activity was as follows:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Three months ended September 30, 2014:
Commodity contracts	Cost of product sales	$1,219	$(1,058)	$161

Three months ended September 30, 2013:
Commodity contracts	Cost of product sales	$(3,853)	$4,184	$331

Nine months ended September 30, 2014:
Commodity contracts	Cost of product sales	$2,178	$(2,840)	$(662)

Nine months ended September 30, 2013:
Commodity contracts	Cost of product sales	$4,059	$(6,298)	$(2,239)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Income Statement Location (a)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(Thousands of Dollars)		(Thousands of Dollars)
Three months ended September 30, 2014:
Interest rate swaps	$—	Interest expense, net	$(2,625)	$—

Three months ended September 30, 2013:
Interest rate swaps	$—	Interest expense, net	$(1,653)	$—

Nine months ended September 30, 2014:
Interest rate swaps	$—	Interest expense, net	$(8,062)	$—

Nine months ended September 30, 2013:
Interest rate swaps	$7,213	Interest expense, net	$(4,615)	$—

(a)
Amounts are included in specified location for both the gain (loss) reclassified from accumulated OCI into income (effective portion) and the gain (loss) recognized in income on derivative (ineffective portion).

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Three months ended September 30, 2014:
Commodity contracts	Cost of product sales	$6,680

Three months ended September 30, 2013:
Commodity contracts	Cost of product sales	$(4,941)

Nine months ended September 30, 2014:
Commodity contracts	Cost of product sales	$2,270

Nine months ended September 30, 2013:
Commodity contracts	Cost of product sales	$(4,492)
Commodity contracts	(Loss) income from discontinued operations	(218)
Total		$(4,710)

For derivatives designated as cash flow hedging instruments, once a hedged transaction occurs, we reclassify the effective portion from accumulated OCI to “Cost of product sales” or “Interest expense, net.” As of September 30, 2014, we expect to reclassify a loss of $10.0 million to “Interest expense, net” within the next twelve months.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. RELATED PARTY TRANSACTIONS

The following table summarizes information pertaining to related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands of Dollars)
Revenues	$—	$1,491	$929	$13,308
Operating expenses	$31,394	$30,076	$91,025	$93,440
General and administrative expenses	$17,400	$10,495	$48,942	$41,807
Interest income	$—	$1,828	$1,055	$4,560
Revenues included in discontinued operations, net of tax	$36	$885	$528	$2,875
Expenses included in discontinued operations, net of tax	$184	$1,441	$1,596	$4,403

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

We had a payable to NuStar GP, LLC of $14.1 million and $8.3 million as of September 30, 2014 and December 31, 2013, respectively, with both amounts representing payroll, employee benefit plan expenses and unit-based compensation. We also had a long-term payable to NuStar GP, LLC as of September 30, 2014 and December 31, 2013 of $30.5 million and $41.1 million, respectively, related to amounts payable for retiree medical benefits and other post-employment benefits.

Axeon
As a result of the Asphalt JV Sale, we ceased reporting transactions between us and Axeon as related party transactions in our consolidated financial statements on February 26, 2014.

Financing Agreements and Credit Support. Effective upon the Asphalt JV Sale, the NuStar JV Facility was converted into the Axeon Term Loan. The Axeon Term Loan will step down from $190.0 million over time: first, to $175.0 million on December 31, 2014 and then to $150.0 million on September 30, 2015. While the Axeon Term Loan does not provide for any other scheduled payments, Axeon is required to use all of its excess cash, as defined in the Axeon Term Loan, to repay the Axeon Term Loan. The Axeon Term Loan must be repaid in full on September 28, 2019. All repayments of the Axeon Term Loan, including those scheduled in 2014 and 2015, are subject to Axeon meeting certain restrictive requirements contained in its third-party credit facility. The carrying value of the Axeon Term Loan is included in “Other long-term assets, net” on the consolidated balance sheet as of September 30, 2014.

NuStar Energy will continue to provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million. Our obligation to provide credit support will be reduced by a minimum of $25.0 million beginning February 2016 and will terminate in full no later than September 28, 2019. As of September 30, 2014, we provided guarantees for commodity purchases, lease obligations and certain utilities for Axeon with an aggregate maximum potential exposure of $73.3 million, plus two guarantees to suppliers that do not specify a maximum amount, but for which we believe any amounts due would be minimal. A majority of these guarantees have no expiration date. As of September 30, 2014, we have also provided $61.9 million in letters of credit on behalf of Axeon. In the event we are obligated to perform under any of these guarantees or letters of credit, the amount paid by us will be treated as additional borrowings under the Axeon Term Loan.

Crude Oil Supply Agreement. We were a party to a crude oil supply agreement with Axeon (the Axeon Crude Oil Supply Agreement) that committed Axeon to purchase from us a minimum number of barrels of crude oil in a given year. The Axeon Crude Oil Supply Agreement terminated effective January 1, 2014. As of December 31, 2013, we had a receivable from Axeon of $50.7 million, mainly associated with crude oil sales under the Axeon Crude Oil Supply Agreement.

Services Agreement between Axeon and NuStar GP, LLC. NuStar GP, LLC and Axeon were a party to a services agreement, which provided that NuStar GP, LLC furnish certain administrative and other operating services necessary to conduct the

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

business of Axeon for an annual fee totaling $10.0 million, subject to adjustment (the Axeon Services Agreement). The Axeon Services Agreement terminated on June 30, 2014.

9. PARTNERS’ EQUITY

Partners’ Equity Activity
The following table summarizes changes in the carrying amount of equity attributable to NuStar Energy L.P. partners and noncontrolling interest:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity
	(Thousands of Dollars)
Beginning balance	$1,808,370	$989	$1,809,359	$2,429,132	$11,134	$2,440,266
Net income (loss)	62,121	(173)	61,948	33,397	(161)	33,236
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,420)	14	(6,406)	4,469	(568)	3,901
Net loss on cash flow hedges reclassified into interest expense, net	2,625	—	2,625	1,653	—	1,653
Total other comprehensive income (loss)	(3,795)	14	(3,781)	6,122	(568)	5,554
Cash distributions to partners	(98,051)	—	(98,051)	(98,051)	—	(98,051)
Other	—	(830)	(830)	(26)	—	(26)
Ending balance	$1,768,645	$—	$1,768,645	$2,370,574	$10,405	$2,380,979

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity
	(Thousands of Dollars)
Beginning balance	$1,902,136	$1,658	$1,903,794	$2,572,384	$12,611	$2,584,995
Net income (loss)	157,379	(395)	156,984	91,048	(439)	90,609
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,802)	(433)	(5,235)	(10,628)	(1,767)	(12,395)
Net unrealized gain on cash flow hedges	—	—	—	7,213	—	7,213
Net loss on cash flow hedges reclassified into interest expense, net	8,062	—	8,062	4,615	—	4,615
Total other comprehensive income (loss)	3,260	(433)	2,827	1,200	(1,767)	(567)
Cash distributions to partners	(294,153)	—	(294,153)	(294,153)	—	(294,153)
Other	23	(830)	(807)	95	—	95
Ending balance	$1,768,645	$—	$1,768,645	$2,370,574	$10,405	$2,380,979

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accumulated Other Comprehensive Loss
The balance of and changes in the components included in “Accumulated other comprehensive loss” were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Total
	(Thousands of Dollars)
Balance as of January 1, 2014	$(13,658)	$(49,736)	$(63,394)
Activity	(4,802)	8,062	3,260
Balance as of September 30, 2014	$(18,460)	$(41,674)	$(60,134)

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

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands of Dollars)
Net income attributable to NuStar Energy L.P.	$62,121	$33,397	$157,379	$91,048
Less general partner incentive distribution	10,805	10,805	32,415	32,415
Net income after general partner incentive distribution	51,316	22,592	124,964	58,633
General partner interest	2%	2%	2%	2%
General partner allocation of net income after general partner incentive distribution	1,025	452	2,498	1,174
General partner incentive distribution	10,805	10,805	32,415	32,415
Net income applicable to general partner	$11,830	$11,257	$34,913	$33,589

Cash Distributions
The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961	$5,883	$5,883
General partner incentive distribution	10,805	10,805	32,415	32,415
Total general partner distribution	12,766	12,766	38,298	38,298
Limited partners’ distribution	85,285	85,285	255,855	255,855
Total cash distributions	$98,051	$98,051	$294,153	$294,153

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$3.285	$3.285

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2014 (a)	$1.095	$98,051	November 10, 2014	November 14, 2014
June 30, 2014	$1.095	$98,051	August 6, 2014	August 11, 2014
March 31, 2014	$1.095	$98,051	May 7, 2014	May 12, 2014
December 31, 2013	$1.095	$98,051	February 10, 2014	February 14, 2014

(a)	The distribution was announced on October 31, 2014.

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

The following table details the calculation of earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income attributable to NuStar Energy L.P.	$62,121	$33,397	$157,379	$91,048
Less general partner distribution (including IDR)	12,766	12,766	38,298	38,298
Less limited partner distribution	85,285	85,285	255,855	255,855
Distributions in excess of earnings	$(35,930)	$(64,654)	$(136,774)	$(203,105)

General partner earnings:
Distributions	$12,766	$12,766	$38,298	$38,298
Allocation of distributions in excess of earnings (2%)	(719)	(1,293)	(2,736)	(4,061)
Total	$12,047	$11,473	$35,562	$34,237

Limited partner earnings:
Distributions	$85,285	$85,285	$255,855	$255,855
Allocation of distributions in excess of earnings (98%)	(35,211)	(63,361)	(134,038)	(199,044)
Total	$50,074	$21,924	$121,817	$56,811

Weighted-average limited partner units outstanding	77,886,078	77,886,078	77,886,078	77,886,078

Net income per unit applicable to limited partners	$0.64	$0.28	$1.56	$0.73

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. STATEMENTS OF CASH FLOWS
Changes in current assets and current liabilities were as follows:

	Nine Months Ended September 30,
	2014	2013
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$60,010	$145,803
Receivable from related parties	51,037	83,265
Inventories	19,865	47,145
Income tax receivable	(2,939)	1,204
Other current assets	1,637	24,026
Increase (decrease) in current liabilities:
Accounts payable	(134,932)	(176,161)
Payable to related party	5,841	18,180
Accrued interest payable	(5,611)	2,643
Accrued liabilities	807	(33,618)
Taxes other than income tax	5,319	3,144
Income tax payable	46	1,207
Changes in current assets and current liabilities	$1,080	$116,838

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to the change in the amount accrued for capital expenditures and the effect of foreign currency translation.

Cash flows related to interest and income taxes were as follows:

	Nine Months Ended September 30,
	2014	2013
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$103,832	$88,529
Cash paid for income taxes, net of tax refunds received	$9,826	$8,183

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands of Dollars)
Revenues:
Pipeline	$125,461	$111,508	$346,218	$301,761
Storage:
Third parties	137,771	130,227	400,421	393,390
Intersegment	6,174	6,890	20,147	24,911
Related party	—	1,491	929	4,663
Total storage	143,945	138,608	421,497	422,964
Fuels marketing:
Third parties	531,190	534,919	1,645,812	1,969,886
Related party	—	—	—	8,645
Total fuels marketing	531,190	534,919	1,645,812	1,978,531
Consolidation and intersegment eliminations	(6,174)	(6,890)	(20,147)	(24,911)
Total revenues	$794,422	$778,145	$2,393,380	$2,678,345

Operating income:
Pipeline	$65,652	$58,018	$178,878	$149,126
Storage	49,401	41,051	141,415	139,419
Fuels marketing	7,518	(9,079)	21,897	(7,240)
Consolidation and intersegment eliminations	(25)	123	(35)	1,382
Total segment operating income	122,546	90,113	342,155	282,687
General and administrative expenses	24,967	18,831	68,986	65,978
Other depreciation and amortization expense	2,481	2,531	7,614	7,628
Total operating income	$95,098	$68,751	$265,555	$209,081

Total assets by reportable segment were as follows:

	September 30, 2014	December 31, 2013
	(Thousands of Dollars)
Pipeline	$1,898,684	$1,797,698
Storage	2,237,537	2,275,183
Fuels marketing	306,636	445,882
Total segment assets	4,442,857	4,518,763
Other partnership assets	434,510	513,423
Total consolidated assets	$4,877,367	$5,032,186

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

Condensed Consolidating Balance Sheets
September 30, 2014
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$913	$7	$—	$24,766	$—	$25,686
Receivables, net	—	44,063	14,384	162,439	—	220,886
Inventories	—	2,187	8,765	107,029	(44)	117,937
Income tax receivable	—	—	—	3,661	—	3,661
Other current assets	—	13,537	3,349	20,637	—	37,523
Assets held for sale	—	—	—	2,256	—	2,256
Intercompany receivable	—	1,296,459	—	—	(1,296,459)	—
Total current assets	913	1,356,253	26,498	320,788	(1,296,503)	407,949
Property, plant and equipment, net	—	1,743,433	558,646	1,089,351	—	3,391,430
Intangible assets, net	—	57,511	—	4,304	—	61,815
Goodwill	—	149,453	170,652	297,324	—	617,429
Investment in wholly owned subsidiaries	2,333,931	175,150	907,661	925,563	(4,342,305)	—
Investment in joint venture	—	—	—	72,872	—	72,872
Deferred income tax asset	—	—	—	4,902	—	4,902
Other long-term assets, net	673	287,358	26,329	6,610	—	320,970
Total assets	$2,335,517	$3,769,158	$1,689,786	$2,721,714	$(5,638,808)	$4,877,367
Liabilities and Partners’ Equity
Payables	$39	$59,565	$8,032	$124,444	$—	$192,080
Short-term debt	—	21,400	—	—	—	21,400
Accrued interest payable	—	27,465	—	36	—	27,501
Accrued liabilities	747	17,352	7,514	13,440	—	39,053
Taxes other than income tax	63	7,234	3,909	3,847	—	15,053
Income tax payable	—	613	5	3,417	—	4,035
Intercompany payable	505,889	—	742,623	47,947	(1,296,459)	—
Total current liabilities	506,738	133,629	762,083	193,131	(1,296,459)	299,122
Long-term debt	—	2,731,551	—	—	—	2,731,551
Long-term payable to related party	—	25,047	—	5,442	—	30,489
Deferred income tax liability	—	—	—	27,785	—	27,785
Other long-term liabilities	—	12,433	2,192	5,150	—	19,775
Total partners’ equity	1,828,779	866,498	925,511	2,490,206	(4,342,349)	1,768,645
Total liabilities and partners’ equity	$2,335,517	$3,769,158	$1,689,786	$2,721,714	$(5,638,808)	$4,877,367

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended September 30, 2014
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$134,345	$54,431	$606,307	$(661)	$794,422
Costs and expenses	479	72,363	36,710	590,409	(637)	699,324
Operating (loss) income	(479)	61,982	17,721	15,898	(24)	95,098
Equity in earnings (loss) of subsidiaries	62,600	(1,952)	18,402	36,119	(115,169)	—
Equity in earnings of joint venture	—	—	—	2,749	—	2,749
Interest (expense) income, net	—	(33,306)	16	283	—	(33,007)
Other loss, net	—	(18)	(20)	(1,350)	—	(1,388)
Income from continuing operations before income tax expense	62,121	26,706	36,119	53,699	(115,193)	63,452
Income tax expense	—	220	2	4,113	—	4,335
Income from continuing operations	62,121	26,486	36,117	49,586	(115,193)	59,117
(Loss) income from discontinued operations, net of tax	—	(13)	—	2,844	—	2,831
Net income	62,121	26,473	36,117	52,430	(115,193)	61,948
Less net loss attributable to noncontrolling interest	—	—	—	(173)	—	(173)
Net income attributable to NuStar Energy L.P.	$62,121	$26,473	$36,117	$52,603	$(115,193)	$62,121

Comprehensive income	$62,121	$33,515	$36,117	$41,607	$(115,193)	$58,167
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(159)	—	(159)
Comprehensive income attributable to NuStar Energy L.P.	$62,121	$33,515	$36,117	$41,766	$(115,193)	$58,326

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended September 30, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$106,892	$50,669	$629,335	$(8,751)	$778,145
Costs and expenses	507	66,288	32,274	619,156	(8,831)	709,394
Operating (loss) income	(507)	40,604	18,395	10,179	80	68,751
Equity in earnings of subsidiaries	33,904	8,136	4,992	23,449	(70,481)	—
Equity in (loss) earnings of joint ventures	—	(8,202)	—	2,844	—	(5,358)
Interest (expense) income, net	—	(29,451)	76	380	—	(28,995)
Other income, net	—	—	8	1,381	—	1,389
Income from continuing operations before income tax expense	33,397	11,087	23,471	38,233	(70,401)	35,787
Income tax expense (benefit)	—	146	1	(42)	—	105
Income from continuing operations	33,397	10,941	23,470	38,275	(70,401)	35,682
Loss from discontinued operations, net of tax	—	(543)	—	(1,903)	—	(2,446)
Net income	33,397	10,398	23,470	36,372	(70,401)	33,236
Less net loss attributable to noncontrolling interest	—	—	—	(161)	—	(161)
Net income attributable to NuStar Energy L.P.	$33,397	$10,398	$23,470	$36,533	$(70,401)	$33,397

Comprehensive income	$33,397	$12,746	$23,470	$39,578	$(70,401)	$38,790
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(729)	—	(729)
Comprehensive income attributable to NuStar Energy L.P.	$33,397	$12,746	$23,470	$40,307	$(70,401)	$39,519

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Nine Months Ended September 30, 2014
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$369,308	$163,890	$1,869,240	$(9,058)	$2,393,380
Costs and expenses	1,352	204,415	105,473	1,825,609	(9,024)	2,127,825
Operating (loss) income	(1,352)	164,893	58,417	43,631	(34)	265,555
Equity in earnings (loss) of subsidiaries	158,732	(2,811)	46,874	105,293	(308,088)	—
Equity in (loss) earnings of joint venture	—	(8,278)	—	10,015	—	1,737
Interest (expense) income, net	—	(100,121)	38	592	—	(99,491)
Other income (expense), net	—	524	(36)	1,328	—	1,816
Income from continuing operations before income tax expense	157,380	54,207	105,293	160,859	(308,122)	169,617
Income tax expense	1	628	5	9,683	—	10,317
Income from continuing operations	157,379	53,579	105,288	151,176	(308,122)	159,300
Loss from discontinued operations, net of tax	—	(181)	—	(2,135)	—	(2,316)
Net income	157,379	53,398	105,288	149,041	(308,122)	156,984
Less net loss attributable to noncontrolling interest	—	—	—	(395)	—	(395)
Net income attributable to NuStar Energy L.P.	$157,379	$53,398	$105,288	$149,436	$(308,122)	$157,379

Comprehensive income	$157,379	$65,183	$105,288	$140,083	$(308,122)	$159,811
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(828)	—	(828)
Comprehensive income attributable to NuStar Energy L.P.	$157,379	$65,183	$105,288	$140,911	$(308,122)	$160,639

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Nine Months Ended September 30, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$308,414	$151,189	$2,244,549	$(25,807)	$2,678,345
Costs and expenses	1,438	179,298	104,311	2,209,992	(25,775)	2,469,264
Operating (loss) income	(1,438)	129,116	46,878	34,557	(32)	209,081
Equity in earnings of subsidiaries	92,486	15,779	20,750	62,614	(191,629)	—
Equity in (loss) earnings of joint ventures	—	(31,713)	—	5,084	—	(26,629)
Interest (expense) income, net	—	(83,788)	(4,941)	440	—	(88,289)
Other income (loss), net	—	2,466	(65)	1,516	—	3,917
Income from continuing operations before income tax expense	91,048	31,860	62,622	104,211	(191,661)	98,080
Income tax expense	—	420	4	7,663	—	8,087
Income from continuing operations	91,048	31,440	62,618	96,548	(191,661)	89,993
(Loss) income from discontinued operations, net of tax	—	(1,624)	—	2,240	—	616
Net income	91,048	29,816	62,618	98,788	(191,661)	90,609
Less net loss attributable to noncontrolling interest	—	—	—	(439)	—	(439)
Net income attributable to NuStar Energy L.P.	$91,048	$29,816	$62,618	$99,227	$(191,661)	$91,048

Comprehensive income	$91,048	$43,306	$62,618	$84,731	$(191,661)	$90,042
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(2,206)	—	(2,206)
Comprehensive income attributable to NuStar Energy L.P.	$91,048	$43,306	$62,618	$86,937	$(191,661)	$92,248

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2014
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$292,757	$133,967	$76,913	$203,783	$(392,225)	$315,195
Cash flows from investing activities:
Capital expenditures	—	(174,296)	(6,308)	(48,944)	—	(229,548)
Change in accounts payable related to capital expenditures	—	18,470	81	(7,641)	—	10,910
Proceeds from sale or disposition of assets	—	651	13	25,311	—	25,975
Increase in note receivable from related party	—	(13,328)	—	—	—	(13,328)
Other, net	—	(46)	—	(830)	23	(853)
Net cash used in investing activities	—	(168,549)	(6,214)	(32,104)	23	(206,844)
Cash flows from financing activities:
Debt borrowings	—	742,636	—	—	—	742,636
Debt repayments	—	(635,069)	—	—	—	(635,069)
Distributions to unitholders and general partner	(294,153)	(196,101)	(98,052)	(98,072)	392,225	(294,153)
Net intercompany borrowings (repayments)	1,405	100,930	27,353	(129,688)	—	—
Other, net	—	(114)	—	2,677	(23)	2,540
Net cash (used in) provided by financing activities	(292,748)	12,282	(70,699)	(225,083)	392,202	(184,046)
Effect of foreign exchange rate changes on cash	—	—	—	638	—	638
Net increase (decrease) in cash and cash equivalents	9	(22,300)	—	(52,766)	—	(75,057)
Cash and cash equivalents as of the beginning of the period	904	22,307	—	77,532	—	100,743
Cash and cash equivalents as of the end of the period	$913	$7	$—	$24,766	$—	$25,686

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2013
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$292,499	$159,157	$50,587	$170,479	$(294,182)	$378,540
Cash flows from investing activities:
Capital expenditures	—	(181,580)	(13,449)	(65,672)	—	(260,701)
Change in accounts payable related to capital expenditures	—	(5,419)	1,534	1,006	—	(2,879)
Proceeds from sale or disposition of assets	—	116,348	28	91	—	116,467
Increase in note receivable from related party	—	(50,761)	—	—	—	(50,761)
Other, net	—	15	—	—	141	156
Net cash used in investing activities	—	(121,397)	(11,887)	(64,575)	141	(197,718)
Cash flows from financing activities:
Debt borrowings	—	1,299,220	—	—	—	1,299,220
Note offering, net	—	687,151	—	—	—	687,151
Debt repayments	—	(1,647,182)	(250,000)	—	—	(1,897,182)
Distributions to unitholders and general partner	(294,153)	(294,153)	—	(29)	294,182	(294,153)
Payments for termination of interest rate swaps	—	(33,697)	—	—	—	(33,697)
Net intercompany borrowings (repayments)	(5,047)	(53,557)	211,300	(152,696)	—	—
Other, net	(46)	3,355	—	—	(141)	3,168
Net cash used in financing activities	(299,246)	(38,863)	(38,700)	(152,725)	294,041	(235,493)
Effect of foreign exchange rate changes on cash	—	—	—	(4,412)	—	(4,412)
Net decrease in cash and cash equivalents	(6,747)	(1,103)	—	(51,233)	—	(59,083)
Cash and cash equivalents as of the beginning of the period	7,033	1,112	—	75,457	—	83,602
Cash and cash equivalents as of the end of the period	$286	$9	$—	$24,224	$—	$24,519

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those described in any forward-looking statement. Other unknown or unpredictable factors could also have material adverse effects on our future results. Readers are cautioned not to place undue reliance on this forward-looking information, which is as of the date of this Form 10-Q. We do not intend to update these statements unless we are required by the securities laws to do so, and we undertake no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

OVERVIEW
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is a publicly held Delaware limited partnership engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 15.1% total interest in us as of September 30, 2014. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in seven sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies

•	New Accounting Pronouncements

Dispositions
Asphalt JV Sale. On February 26, 2014, we sold our remaining 50% ownership interest in NuStar Asphalt LLC to Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm (the Asphalt JV Sale). Effective February 27, 2014, NuStar Asphalt LLC changed its name to Axeon Specialty Products LLC (Axeon). Lindsay Goldberg now owns 100% of Axeon. As a result of the Asphalt JV Sale, we ceased applying the equity method of accounting. Upon completion of the Asphalt JV Sale, the parties agreed to: (i) convert the $250.0 million unsecured revolving credit facility provided by us to Axeon (the NuStar JV Facility) from a revolving credit agreement into a $190.0 million term loan (the Axeon Term Loan); (ii) terminate the terminal services agreements with respect to our terminals in Rosario, NM, Catoosa, OK and Houston, TX; (iii) amend the terminal services agreements for our terminals in Baltimore, MD and Jacksonville, FL; and (iv) transfer ownership of both the Wilmington, NC and Dumfries, VA terminals to Axeon, which were categorized as assets held for sale at December 31, 2013.

Terminal Facilities Held for Sale. In addition to the terminals located in Wilmington, NC and Dumfries, VA, we have identified and plan to divest several non-strategic, underperforming terminal facilities. As a result, we have classified the property, plant and equipment associated with these assets as “Assets held for sale” on the consolidated balance sheets. We presented the results of operations for these assets, which were previously reported in the storage segment, as discontinued operations for all periods presented. In September 2014, we sold our 75% interest in our facility in Mersin, Turkey for total proceeds of $13.4 million (the Turkey Sale). We recognized a gain of $3.7 million, which is included in discontinued operations for the three and nine months ended September 30, 2014. In June 2014, we sold three terminals located in Mobile, AL with an aggregate storage capacity of 1.8 million barrels for total proceeds of $13.7 million.

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

Storage. We own terminals and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom providing approximately 81.0 million barrels of storage capacity. Our terminals and storage facilities provide storage and handling services on a fee basis for petroleum products, specialty chemicals and other liquids, including crude oil and other feedstocks.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Change
	2014	2013
Statement of Income Data:
Revenues:
Service revenues	$266,651	$243,712	$22,939
Product sales	527,771	534,433	(6,662)
Total revenues	794,422	778,145	16,277

Costs and expenses:
Cost of product sales	509,794	527,217	(17,423)
Operating expenses	115,964	117,101	(1,137)
General and administrative expenses	24,967	18,831	6,136
Depreciation and amortization expense	48,599	46,245	2,354
Total costs and expenses	699,324	709,394	(10,070)

Operating income	95,098	68,751	26,347
Equity in earnings (loss) of joint ventures	2,749	(5,358)	8,107
Interest expense, net	(33,007)	(30,823)	(2,184)
Interest income from related party	—	1,828	(1,828)
Other (expense) income, net	(1,388)	1,389	(2,777)
Income from continuing operations before income tax expense	63,452	35,787	27,665
Income tax expense	4,335	105	4,230
Income from continuing operations	59,117	35,682	23,435
Income (loss) from discontinued operations, net of tax	2,831	(2,446)	5,277
Net income	$61,948	$33,236	$28,712
Net income (loss) per unit applicable to limited partners:
Continuing operations	$0.61	$0.31	$0.30
Discontinued operations	0.03	(0.03)	0.06
Total	$0.64	$0.28	$0.36
Weighted-average limited partner units outstanding	77,886,078	77,886,078	—

Highlights
Net income increased $28.7 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, mainly due to an increase of $32.4 million in segment operating income, resulting from improvements in all three reportable segments.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended September 30,		Change
	2014	2013
Pipeline:
Refined products pipelines throughput (barrels/day)	514,361	501,511	12,850
Crude oil pipelines throughput (barrels/day)	471,698	382,539	89,159
Total throughput (barrels/day)	986,059	884,050	102,009
Throughput revenues	$125,461	$111,508	$13,953
Operating expenses	39,996	36,089	3,907
Depreciation and amortization expense	19,813	17,401	2,412
Segment operating income	$65,652	$58,018	$7,634
Storage:
Throughput (barrels/day)	914,599	832,412	82,187
Throughput revenues	$32,498	$27,937	$4,561
Storage lease revenues	111,447	110,671	776
Total revenues	143,945	138,608	5,337
Operating expenses	68,244	71,251	(3,007)
Depreciation and amortization expense	26,300	26,306	(6)
Segment operating income	$49,401	$41,051	$8,350
Fuels Marketing:
Product sales and other revenue	$531,190	$534,919	$(3,729)
Cost of product sales	513,300	531,481	(18,181)
Gross margin	17,890	3,438	14,452
Operating expenses	10,367	12,510	(2,143)
Depreciation and amortization expense	5	7	(2)
Segment operating income (loss)	$7,518	$(9,079)	$16,597
Consolidation and Intersegment Eliminations:
Revenues	$(6,174)	$(6,890)	$716
Cost of product sales	(3,506)	(4,264)	758
Operating expenses	(2,643)	(2,749)	106
Total	$(25)	$123	$(148)
Consolidated Information:
Revenues	$794,422	$778,145	$16,277
Cost of product sales	509,794	527,217	(17,423)
Operating expenses	115,964	117,101	(1,137)
Depreciation and amortization expense	46,118	43,714	2,404
Segment operating income	122,546	90,113	32,433
General and administrative expenses	24,967	18,831	6,136
Other depreciation and amortization expense	2,481	2,531	(50)
Consolidated operating income	$95,098	$68,751	$26,347

Pipeline
Revenues increased $14.0 million and throughputs increased 102,009 barrels per day for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to:

•
an increase in revenues of $10.2 million and an increase in throughputs of 79,880 barrels per day on crude oil pipelines that serve Eagle Ford Shale production in South Texas, primarily resulting from continued growth in the region and the completion of expansion projects in 2014 and mid-third quarter of 2013 that have increased our South Texas crude oil pipeline system’s overall capacity; and

•
an increase in revenues of $2.0 million and an increase in throughputs of 20,356 barrels per day on pipelines serving the McKee refinery due to higher overall production by the McKee refinery this period compared to the third quarter of 2013.

Operating expenses increased $3.9 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to increased regulatory and maintenance expenses of $1.6 million associated with our Ammonia Pipeline and East Pipeline and an increase in power costs of $1.2 million mainly due to the increase in throughputs on pipelines that serve Eagle Ford Shale production in South Texas.

Depreciation and amortization expense increased $2.4 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, mainly due to the completion of various projects that serve Eagle Ford Shale production.

Storage
Throughput revenues increased $4.6 million and throughputs increased 82,187 barrels per day for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to

•
an increase in revenues of $3.2 million and an increase in throughputs of 52,112 barrels per day at our Corpus Christi North Beach terminal due to an increase in Eagle Ford Shale crude oil being shipped to Corpus Christi and the completion of a new dock in the first quarter of 2014;

•
an increase in revenues of $0.7 million and an increase in throughputs of 13,679 barrels per day at terminals serving the McKee refinery and the Paulsboro terminal due to higher demand in those markets; and

•	an increase in revenues of $0.3 million and an increase in throughputs of 15,513 barrels per day at out Texas City crude oil storage tank facility due to the timing of shipments.

Storage lease revenues increased $0.8 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to:

•
an increase of $2.1 million at our St. James terminal, mainly due to higher revenues resulting from the completion of another unit train offloading facility in the fourth quarter of 2013 and storage rate increases; and

•	an increase of $1.6 million at our UK terminal due to the effect of foreign exchange rates, increased storage rates and increased throughput and related handling fees.

The increases in storage lease revenues were partially offset by a decrease of $3.3 million, mostly at our West Coast terminals, as a result of reduced demand.

Operating expenses decreased $3.0 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to reduced maintenance and regulatory expenses, mainly in our St. Eustatius terminal and West Coast terminals.

Fuels Marketing
Segment operating income increased $16.6 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to increased segment operating income of $15.5 million from our bunker fuel operations, mainly resulting from improved product margins and decreased vessel lease and fuel costs.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses increased $6.1 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily as a result of higher compensation expense associated with our long-term incentive plans, which fluctuates with our unit price, and the termination of a services agreement between Axeon and NuStar

GP, LLC in June 2014, under which Axeon reimbursed us for certain corporate support services. These increases were partially offset by decreased employee benefit costs.

We recorded equity in earnings of joint ventures of $2.7 million for the three months ended September 30, 2014, compared to a loss in equity of joint ventures of $5.4 million for the three months ended September 30, 2013, primarily due to losses of $8.2 million from our investment in Axeon for the three months ended September 30, 2013.

Interest expense, net increased $2.2 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, mainly due to the issuance of $300.0 million of 6.75% senior notes in August 2013.

Interest income from related party represents the interest earned on the NuStar JV Facility prior to the Asphalt JV Sale.

Other (expense) income, net changed by $2.8 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, mainly due to changes in foreign exchange rates related to our foreign subsidiaries.

Income tax expense increased $4.2 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, mainly due to increased taxable income in our corporate subsidiaries.

For the three months ended September 30, 2014, we recorded income from discontinued operations of $2.8 million, compared to a loss from discontinued operations of $2.4 million for the three months ended September 30, 2013. Discontinued operations include the results of operations of certain storage assets that were classified as “Assets held for sale” on the consolidated balance sheet beginning December 31, 2013, as well as the results of operations of the San Antonio Refinery and related assets, which we sold on January 1, 2013. Income from discontinued operations for the three months ended September 30, 2014 includes a gain of $3.7 million related to the Turkey Sale.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Nine Months Ended September 30,		Change
	2014	2013
Statement of Income Data:
Revenues:
Service revenues	$755,551	$700,922	$54,629
Product sales	1,637,829	1,977,423	(339,594)
Total revenues	2,393,380	2,678,345	(284,965)

Costs and expenses:
Cost of product sales	1,578,508	1,928,237	(349,729)
Operating expenses	337,566	341,933	(4,367)
General and administrative expenses	68,986	65,978	3,008
Depreciation and amortization expense	142,765	133,116	9,649
Total costs and expenses	2,127,825	2,469,264	(341,439)

Operating income	265,555	209,081	56,474
Equity in earnings (loss) of joint ventures	1,737	(26,629)	28,366
Interest expense, net	(100,546)	(92,849)	(7,697)
Interest income from related party	1,055	4,560	(3,505)
Other income, net	1,816	3,917	(2,101)
Income from continuing operations before income tax expense	169,617	98,080	71,537
Income tax expense	10,317	8,087	2,230
Income from continuing operations	159,300	89,993	69,307
(Loss) income from discontinued operations, net of tax	(2,316)	616	(2,932)
Net income	$156,984	$90,609	$66,375

Net income (loss) per unit applicable to limited partners:
Continuing operations	$1.59	$0.71	$0.88
Discontinued operations	(0.03)	0.02	(0.05)
Total	$1.56	$0.73	$0.83
Weighted-average limited partner units outstanding	77,886,078	77,886,078	—

Highlights
Net income increased $66.4 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, mainly due to an increase in segment operating income of $59.5 million, primarily resulting from improvements in our pipeline and fuels marketing segments. Additionally, we recorded equity in earnings of joint ventures of $1.7 million for the nine months ended September 30, 2014, compared to a loss in equity of joint ventures of $26.6 million for the nine months ended September 30, 2013, primarily due to losses from our investment in Axeon in 2013.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Nine Months Ended September 30,		Change
	2014	2013
Pipeline:
Refined products pipelines throughput (barrels/day)	503,059	477,601	25,458
Crude oil pipelines throughput (barrels/day)	419,824	361,642	58,182
Total throughput (barrels/day)	922,883	839,243	83,640
Throughput revenues	$346,218	$301,761	$44,457
Operating expenses	109,685	102,596	7,089
Depreciation and amortization expense	57,655	50,039	7,616
Segment operating income	$178,878	$149,126	$29,752
Storage:
Throughput (barrels/day)	877,052	772,383	104,669
Throughput revenues	$91,184	$76,924	$14,260
Storage lease revenues	330,313	346,040	(15,727)
Total revenues	421,497	422,964	(1,467)
Operating expenses	202,602	208,116	(5,514)
Depreciation and amortization expense	77,480	75,429	2,051
Segment operating income	$141,415	$139,419	$1,996
Fuels Marketing:
Product sales and other revenue	$1,645,812	$1,978,531	$(332,719)
Cost of product sales	1,590,605	1,944,415	(353,810)
Gross margin	55,207	34,116	21,091
Operating expenses	33,294	41,336	(8,042)
Depreciation and amortization expense	16	20	(4)
Segment operating income (loss)	$21,897	$(7,240)	$29,137
Consolidation and Intersegment Eliminations:
Revenues	$(20,147)	$(24,911)	$4,764
Cost of product sales	(12,097)	(16,178)	4,081
Operating expenses	(8,015)	(10,115)	2,100
Total	$(35)	$1,382	$(1,417)
Consolidated Information:
Revenues	$2,393,380	$2,678,345	$(284,965)
Cost of product sales	1,578,508	1,928,237	(349,729)
Operating expenses	337,566	341,933	(4,367)
Depreciation and amortization expense	135,151	125,488	9,663
Segment operating income	342,155	282,687	59,468
General and administrative expenses	68,986	65,978	3,008
Other depreciation and amortization expense	7,614	7,628	(14)
Consolidated operating income	$265,555	$209,081	$56,474

Pipeline
Revenues increased $44.5 million and throughputs increased 83,640 barrels per day for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to:

•
an increase in revenues of $25.8 million and an increase in throughputs of 48,559 barrels per day on crude oil pipelines that serve Eagle Ford Shale production in South Texas, primarily resulting from continued growth in the region and the completion of expansion projects in 2014 and the third quarter of 2013 that have increased our South Texas crude oil pipeline system’s overall capacity;

•	an increase in revenues of $5.5 million and an increase in throughputs of 5,982 barrels per day on the East Pipeline due to higher demand;

•
an increase in revenues of $5.1 million and an increase in throughputs of 24,310 barrels per day on pipelines serving the McKee refinery mainly due to increased production by the McKee refinery in 2014; and

•
an increase in revenues of $4.8 million and an increase in throughputs of 4,850 barrels per day on the Ammonia Pipeline mainly due to favorable weather conditions during this period compared to the same period last year.

Operating expenses increased $7.1 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to:

•	a $6.5 million gain in 2013 for the reduction of the contingent consideration liability recorded in association with the TexStar Asset Acquisition;

•
an increase of $3.2 million in power costs, mainly due to the increase in throughputs on pipelines that serve Eagle Ford Shale production in South Texas, the East Pipeline and the Ammonia Pipeline; and

•	an increase of $2.7 million in maintenance and regulatory expenses, mainly associated with our East Pipeline and Ammonia Pipeline.

These increases were partially offset by decreased rental costs of $1.5 million, mainly associated with our South Texas crude oil pipelines acquired in late 2012, and decreased employee-related costs of $3.1 million.

Depreciation and amortization expense increased $7.6 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, mainly due to the completion of various projects that serve Eagle Ford Shale production.

Storage
Throughput revenues increased $14.3 million and throughputs increased 104,669 barrels per day for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013 primarily due to:

•
an increase in revenues of $10.0 million and an increase in throughputs of 52,261 barrels per day at our Corpus Christi North Beach terminal due to an increase in Eagle Ford Shale crude oil being shipped to Corpus Christi and the completion of a new dock in the first quarter of 2014;

•
an increase in revenues of $2.4 million and an increase in throughputs of 43,227 barrels per day as a result of turnarounds and operational issues during the first quarter of 2013 at the refineries served by our Corpus Christi and Texas City crude oil storage tank facilities; and

•	an increase in revenues of $1.3 million and an increase in throughputs of 8,146 barrels per day at terminals serving the McKee refinery due to higher demand in those markets.

Storage lease revenues decreased $15.7 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to:

•	a decrease of $14.5 million, mostly at our West Coast terminals, as a result of reduced demand;

•
a decrease of $3.5 million at our St. James terminal, mainly due to the narrowing price differential on two traded crude oil grades (WTI and LLS) that reduced our profit sharing and volumes delivered to one of our unit train offloading facilities. This decrease was partially offset by increased revenues resulting from the completion of another unit train offloading facility in the fourth quarter of 2013, new revenue contracts and rate increases; and

•	a decrease of $2.5 million at our St. Eustatius terminal facility, mainly due to reduced demand.

The declines in storage lease revenues were partially offset by an increase of $5.6 million at our UK terminal, mainly due to the effect of foreign exchange rates and increased throughput and related handling fees.

Operating expenses decreased $5.5 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to reduced maintenance and regulatory expenses of $2.8 million, mainly at in our West Coast and Gulf Coast terminals, and a decrease of $2.3 million in internal overhead, mainly due to lower employee-related costs.

Depreciation and amortization expense increased $2.1 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to the completion of a unit train offloading facility in the fourth quarter of 2013 at our St. James terminal.

Fuels Marketing
Segment operating income increased $29.1 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to increased segment operating income of $31.0 million from our bunker fuel operations. The increase in segment operating income from our bunker fuel operations was mainly due to improved product margins and decreased vessel lease and fuel costs. The increase in segment operating income from our bunker fuel operations was partially offset by decreased segment operating income of $3.1 million in fuel oil trading, mainly resulting from lower product margins due to a lack of supply for blend components.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses increased $3.0 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily as a result of higher compensation expense associated with our long-term incentive plans, which fluctuates with our unit price, and the termination of a services agreement between Axeon and NuStar GP, LLC in June 2014, under which Axeon reimbursed us for certain corporate support services. These increases were partially offset by decreased employee benefit costs.

We recorded equity in earnings of joint ventures of $1.7 million for the nine months ended September 30, 2014, compared to a loss in equity of joint ventures of $26.6 million for the nine months ended September 30, 2013, primarily due to losses of $31.7 million from our investment in Axeon for the nine months ended September 30, 2013.

Interest expense, net increased $7.7 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, mainly due to the issuance of $300.0 million of 6.75% senior notes in August 2013.

Interest income from related party represents the interest earned on the NuStar JV Facility prior to the Asphalt JV Sale.

Other income, net decreased $2.1 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, mainly due to changes in foreign exchange rates related to our foreign subsidiaries.

Income tax expense increased $2.2 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, mainly due to increased taxable income in our corporate subsidiaries.

For the nine months ended September 30, 2014, we recorded a loss from discontinued operations of $2.3 million, compared to income from discontinued operations of $0.6 million for the nine months ended September 30, 2013. The loss from discontinued operations for the nine months ended September 30, 2014 includes a gain of $3.7 million related to the Turkey Sale, while income from discontinued operations for the nine months ended September 30, 2013 includes a gain of $9.3 million related to the San Antonio Refinery Sale.

TRENDS AND OUTLOOK

Pipeline Segment
We expect our pipeline segment earnings for the fourth quarter of 2014 to exceed the comparable period in 2013, mainly due to higher throughputs on our pipelines serving the Eagle Ford Shale region. These increased throughputs are being driven by continued growth in the region, as well as by several expansion projects we completed in the first half of 2014, which increased our system’s overall capacity. Due to higher maintenance expense in the fourth quarter as a result of project delays from earlier in the year, we expect our fourth quarter of 2014 earnings to be comparable to the third quarter of 2014.

We expect our full-year earnings for 2014 to exceed 2013 mainly due to the benefit of the increased throughputs described above, reduced turnaround activity at our customers’ refineries and the July 1, 2014 tariff increase on pipelines regulated by the Federal Energy Regulatory Commission.

Storage Segment
We expect storage segment earnings for the fourth quarter of 2014 to be comparable to the fourth quarter of 2013, but lower than the third quarter of 2014, due to higher maintenance expense in the fourth quarter as a result of project delays from earlier in the year at certain terminals.

Full-year earnings for 2014 are expected to be comparable to 2013, excluding the impairment charges in 2013. Higher earnings in 2014 at our North Beach terminal and from the second rail-car unloading facility at our St. James terminal are expected to be offset by weak West Coast storage demand and the narrowing price differential of two widely traded crude oil grades (LLS and WTI). This narrowing LLS/WTI differential reduces demand for the unit train services we provide at our St. James terminal, which has a negative impact on our profit sharing results and terminal service revenues.

Fuels Marketing Segment
We expect fourth quarter of 2014 results for our fuels marketing segment to be comparable to the third quarter of 2014 and the fourth quarter of 2013. We expect the full-year 2014 results in this segment to exceed 2013 results mainly due to the benefit from improvements in the bunker fuel operations. However, earnings in this segment, as in any margin-based business, are subject to many factors that can raise or lower margins, which may cause the segment’s actual results to vary significantly from our forecast.

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

LIQUIDITY AND CAPITAL RESOURCES
Overview
Primary Cash Requirements. Our primary cash requirements are for distributions to our partners, working capital (including inventory purchases), debt service, capital expenditures, including reliability capital, a financing agreement with Axeon, acquisitions and operating expenses.

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

Cash Flows for the Nine Months Ended September 30, 2014 and 2013
The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2014	2013
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$315,195	$378,540
Investing activities	(206,844)	(197,718)
Financing activities	(184,046)	(235,493)
Effect of foreign exchange rate changes on cash	638	(4,412)
Net decrease in cash and cash equivalents	$(75,057)	$(59,083)

Net cash provided by operating activities for the nine months ended September 30, 2014 was $315.2 million, compared to $378.5 million for the nine months ended September 30, 2013. Changes in current assets and current liabilities generated $1.1 million for the nine months ended September 30, 2014, compared to $116.8 million for the nine months ended September 30, 2013. Please refer to the Working Capital Requirements section below for a discussion of the changes in working capital.

For the nine months ended September 30, 2014, net cash provided by operating activities was used to fund our distributions to unitholders and our general partner and reliability capital expenditures. Proceeds from debt borrowings, net of repayments, combined with cash on hand and proceeds from the sales of assets, were used to fund strategic capital expenditures and advances to Axeon under the Axeon Term Loan.

For the nine months ended September 30, 2013, net cash provided by operating activities exceeded our distribution requirements and reliability capital expenditures. Proceeds from the San Antonio Refinery Sale and proceeds from long-term debt borrowings, net of repayments, combined with net cash provided by operating activities and cash on hand, were used to fund strategic capital expenditures and advances to Axeon under the NuStar JV Facility.

Revolving Credit Agreement
As of September 30, 2014, our consolidated debt coverage ratio was 4.0x, and we had $839.1 million available for borrowing. Due to a covenant in the 2012 Revolving Credit Agreement that requires us to maintain, as of the end of any four consecutive fiscal quarters, a consolidated debt coverage ratio not to exceed 5.00-to-1.00, we may not be able to borrow the maximum available amount. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on the 2012 Revolving Credit Agreement.

On October 29, 2014, we amended and restated the 2012 Revolving Credit Agreement primarily to reduce the interest rate, to extend the maturity to October 29, 2019 and to amend certain of the restrictive covenants.

Short-term Lines of Credit
In 2014, we entered into two short-term line of credit agreements with an aggregate uncommitted borrowing capacity of up to $80.0 million. These agreements allow us to better manage the fluctuations in our daily cash requirements and minimize our excess cash balances. The interest rate and maturity vary and are determined at the time of the borrowing. We had $21.4 million outstanding under these short-term lines of credit as of September 30, 2014.

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

During the nine months ended September 30, 2014, our reliability capital expenditures totaled $18.2 million and were primarily related to maintenance upgrade projects at our terminals. Strategic capital expenditures for the nine months ended September 30, 2014 totaled $211.3 million and were primarily related to projects associated with Eagle Ford Shale production in South Texas and the reactivation and conversion of our 200-mile pipeline between Mont Belvieu and Corpus Christi, TX.

During the nine months ended September 30, 2013, our reliability capital expenditures totaled $29.7 million and were primarily related to maintenance upgrade projects at our terminals. Strategic capital expenditures for the nine months ended September 30, 2013 totaled $231.0 million and were primarily related to projects associated with Eagle Ford Shale production in South Texas and projects at our St. James, Louisiana terminal.

For the full year 2014, we expect our capital expenditures to total approximately $360.0 million to $380.0 million, including $30.0 million for reliability capital projects and $330.0 million to $350.0 million for strategic capital projects, not including acquisitions. We continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2014 may increase or decrease from the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2014, and our internal growth projects can be accelerated or scaled back depending on the condition of the capital markets.

Working Capital Requirements
Our fuels marketing operations require us to make investments in working capital. Those working capital requirements may vary with fluctuations in commodity prices and with the seasonality of demand for the products we market. This seasonality in demand affects our accounts receivable and accounts payable balances, which vary depending on the timing of payments.

Accounts receivable decreased $60.0 million during the nine months ended September 30, 2014, primarily due to decreased crude oil trading and bunker fuel sales. The termination of the crude oil supply agreement with Axeon on January 1, 2014 caused the receivable from related parties to decrease $51.0 million and accounts payable to decrease $134.9 million during the nine months ended September 30, 2014. Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our agreements with Axeon. Inventories decreased $19.9 million for the nine months ended September 30, 2014, primarily as a result of a bunker fuel supply strategy that reduced the inventory carried in our bunker fuel operations. We also reduced inventories associated with our heavy fuel oil trading operations.

Axeon Term Loan
Effective upon the Asphalt JV Sale, the NuStar JV Facility was converted into the Axeon Term Loan. The Axeon Term Loan will step down from $190.0 million over time: first, to $175.0 million on December 31, 2014 and then to $150.0 million on September 30, 2015. While the Axeon Term Loan does not provide for any other scheduled payments, Axeon is required to use all of its excess cash, as defined in the Axeon Term Loan, to repay the Axeon Term Loan. The Axeon Term Loan must be repaid in full on September 28, 2019. All repayments of the Axeon Term Loan, including those scheduled in 2014 and 2015, are subject to Axeon meeting certain restrictive requirements contained in its third-party credit facility. Our obligation to provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million, will be reduced by a minimum of $25.0 million beginning February 2016 and will terminate in full no later than September 28, 2019.

As of September 30, 2014, we provided guarantees for Axeon with an aggregate maximum potential exposure of $73.3 million, plus two guarantees to suppliers that do not specify a maximum amount, but for which we believe any amounts due would be minimal. As of September 30, 2014, we have also provided $61.9 million in letters of credit on behalf of Axeon. In the event we are obligated to perform under any of these guarantees or letters of credit, the amount paid by us will be treated as additional borrowings under the Axeon Term Loan.

Distributions
The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961	$5,883	$5,883
General partner incentive distribution	10,805	10,805	32,415	32,415
Total general partner distribution	12,766	12,766	38,298	38,298
Limited partners’ distribution	85,285	85,285	255,855	255,855
Total cash distributions	$98,051	$98,051	$294,153	$294,153

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$3.285	$3.285

Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2014 (a)	$1.095	$98,051	November 10, 2014	November 14, 2014
June 30, 2014	$1.095	$98,051	August 6, 2014	August 11, 2014
March 31, 2014	$1.095	$98,051	May 7, 2014	May 12, 2014
December 31, 2013	$1.095	$98,051	February 10, 2014	February 14, 2014

(a)	The distribution was announced on October 31, 2014.

Debt Obligations
We are a party to the following debt agreements as of September 30, 2014:

•	the 2012 Revolving Credit Agreement due May 2, 2017, with a balance of $582.4 million as of September 30, 2014;

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

•	NuStar Logistics’ $365.4 million Gulf Opportunity Zone Revenue Bonds due from 2038 to 2041; and

•	NuStar Logistics’ $80.0 million line of credit agreements with $21.4 million outstanding as of September 30, 2014.

Management believes that, as of September 30, 2014, we are in compliance with all ratios and covenants of the 2012 Revolving Credit Agreement. Our other long-term debt obligations do not contain any financial covenants that are different than those contained in the 2012 Revolving Credit Agreement. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on certain of our long-term debt agreements.

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

We had no forward-starting or fixed-to-floating interest rate swap agreements outstanding as of September 30, 2014. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt.

	September 30, 2014
	Expected Maturity Dates
	2014	2015	2016	2017	2018	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$—	$—	$—	$—	$350,000	$1,402,500	$1,752,500	$1,831,529
Weighted-average interest rate	—	—	—	—	8.2%	6.0%	6.4%
Variable rate	$—	$—	$—	$582,433	$—	$365,440	$947,873	$952,137
Weighted-average interest rate	—	—	—	2.2%	—	0.1%	1.4%

	December 31, 2013
	Expected Maturity Dates
	2014	2015	2016	2017	2018	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$—	$—	$—	$—	$350,000	$1,402,500	$1,752,500	$1,767,759
Weighted-average interest rate	—	—	—	—	8.2%	6.0%	6.4%
Variable rate	$—	$—	$—	$503,036	$—	$365,440	$868,476	$868,975
Weighted-average interest rate	—	—	—	2.2%	—	0.1%	1.3%

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

	September 30, 2014
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	4	$112.86	N/A	$(5)
Futures – short:
(refined products)	41	N/A	$113.71	$80

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	196	$92.46	N/A	$(257)
Futures – short:
(crude oil and refined products)	186	N/A	$92.52	$252
Swaps – long:
(refined products)	412	$83.86	N/A	$(884)
Swaps – short:
(refined products)	1,355	N/A	$84.66	$4,076
Forward purchase contracts:
(crude oil)	1,596	$95.06	N/A	$(3,823)
Forward sales contracts:
(crude oil)	1,596	N/A	$95.48	$4,499

Total fair value of open positions exposed to commodity price risk				$3,938

	December 31, 2013
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	7	$128.38	N/A	$3
Futures – short:
(refined products)	40	N/A	$124.50	$(170)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	245	$95.67	N/A	$682
Futures – short:
(crude oil and refined products)	179	N/A	$115.09	$(200)
Swaps – long:
(refined products)	95	$92.39	N/A	$(76)
Swaps – short:
(refined products)	1,377	N/A	$91.18	$(522)
Forward purchase contracts:
(crude oil)	1,015	$97.79	N/A	$3,171
Forward sales contracts:
(crude oil)	1,015	N/A	$98.39	$(2,561)

Total fair value of open positions exposed to commodity price risk				$327

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2014.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of our common units made during the quarter ended September 30, 2014 by or on behalf of us or an affiliated purchaser:

Period	Total Number of Units Purchased(1)	Average Price Paid per Unit(1)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	—	$—	—	$—
August 1 through August 31	—	—	—	—
September 1 through September 30	220,000	66.03	—	—
Total	220,000	$66.03	—	$—

(1)   During the quarter ended September 30, 2014, NuStar GP, LLC, the general partner of our general partner, purchased 220,000 of our common units in the open market to satisfy NuStar GP, LLC’s obligations under its long-term incentive plans.

Item 6.	Exhibits

Exhibit Number	Description

10.01
Letter of Credit Agreement dated as of September 3, 2014 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent (incorporated by reference to Exhibit 10.01 of NuStar Energy L.P.’s Current Report on Form 8-K filed on September 9, 2014)

*12.01	Statement of Computation of Ratio of Earnings to Fixed Charges

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer

**32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer

**32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.

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
November 6, 2014

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
November 6, 2014

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
November 6, 2014