Form 10-Q
period 2015-03-31
NuStar Energy L.P.
filed 2015-05-07
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of April 30, 2015 was 77,886,078.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,183	$87,912
Accounts receivable, net of allowance for doubtful accounts of $7,785 and $7,808 as of March 31, 2015 and December 31, 2014, respectively	189,655	208,314
Receivable from related parties	—	164
Inventories	43,693	55,713
Other current assets	24,677	35,944
Assets held for sale	—	1,100
Total current assets	336,208	389,147
Property, plant and equipment, at cost	4,984,442	4,815,396
Accumulated depreciation and amortization	(1,392,156)	(1,354,664)
Property, plant and equipment, net	3,592,286	3,460,732
Intangible assets, net	128,700	58,670
Goodwill	704,488	617,429
Investment in joint venture	—	74,223
Deferred income tax asset	4,330	4,429
Other long-term assets, net	318,135	314,166
Total assets	$5,084,147	$4,918,796
Liabilities and Partners’ Equity
Current liabilities:
Accounts payable	$114,032	$162,056
Payable to related party	16,808	15,128
Short-term debt	46,000	77,000
Accrued interest payable	27,397	33,345
Accrued liabilities	39,943	61,025
Taxes other than income tax	12,543	14,121
Income tax payable	3,562	2,517
Total current liabilities	260,285	365,192
Long-term debt	2,987,413	2,749,452
Long-term payable to related party	35,220	33,537
Deferred income tax liability	24,804	27,308
Other long-term liabilities	50,468	27,097
Commitments and contingencies (Note 5)
Partners’ equity:
Limited partners (77,886,078 common units outstanding as of March 31, 2015 and December 31, 2014)	1,774,277	1,744,810
General partner	39,693	39,312
Accumulated other comprehensive loss	(88,013)	(67,912)
Total partners’ equity	1,725,957	1,716,210
Total liabilities and partners’ equity	$5,084,147	$4,918,796
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Service revenues	$269,973	$229,338
Product sales	284,971	619,875
Total revenues	554,944	849,213
Costs and expenses:
Cost of product sales	262,506	594,959
Operating expenses:
Third parties	84,360	77,406
Related party	31,287	28,659
Total operating expenses	115,647	106,065
General and administrative expenses:
Third parties	7,667	6,762
Related party	17,386	14,094
Total general and administrative expenses	25,053	20,856
Depreciation and amortization expense	52,457	46,230
Total costs and expenses	455,663	768,110
Operating income	99,281	81,103
Equity in loss of joint ventures	—	(4,306)
Interest expense, net	(32,037)	(34,417)
Interest income from related party	—	1,055
Other income, net	62,268	3,678
Income from continuing operations before income tax expense	129,512	47,113
Income tax expense	2,387	4,117
Income from continuing operations	127,125	42,996
Income (loss) from discontinued operations, net of tax	774	(3,359)
Net income	127,899	39,637
Less net loss attributable to noncontrolling interest	—	(107)
Net income attributable to NuStar Energy L.P.	$127,899	$39,744
Net income (loss) per unit applicable to limited partners:
Continuing operations	$1.46	$0.40
Discontinued operations	0.01	(0.04)
Total (Note 10)	$1.47	$0.36
Weighted-average limited partner units outstanding	77,886,078	77,886,078

Comprehensive income	$107,798	$37,718
Less comprehensive loss attributable to noncontrolling interest	—	(552)
Comprehensive income attributable to NuStar Energy L.P.	$107,798	$38,270
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$127,899	$39,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	52,457	46,230
Amortization of debt related items	2,237	2,424
Gain from sale or disposition of assets	(75)	(24)
Gain associated with the Linden Acquisition	(56,277)	—
Asset impairment loss	—	2,067
Deferred income tax (benefit) expense	(535)	3,054
Equity in loss of joint ventures	—	4,306
Distributions of equity in earnings of joint ventures	2,500	2,366
Changes in current assets and current liabilities (Note 11)	(7,774)	(38,795)
Other, net	2,150	2,060
Net cash provided by operating activities	122,582	63,325
Cash Flows from Investing Activities:
Capital expenditures	(72,880)	(54,486)
Change in accounts payable related to capital expenditures	(13,464)	(8,560)
Acquisitions	(142,500)	—
Investment in other long-term assets	(2,177)	—
Proceeds from sale or disposition of assets	1,185	66
Increase in note receivable from Axeon	—	(13,328)
Other, net	—	(23)
Net cash used in investing activities	(229,836)	(76,331)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	330,532	245,213
Proceeds from short-term debt borrowings	163,000	—
Long-term debt repayments	(83,166)	(189,280)
Short-term debt repayments	(194,000)	—
Distributions to unitholders and general partner	(98,051)	(98,051)
Decrease in cash book overdrafts	(14,294)	(215)
Other, net	(10)	(369)
Net cash provided by (used in) financing activities	104,011	(42,702)
Effect of foreign exchange rate changes on cash	(6,486)	(2,437)
Net decrease in cash and cash equivalents	(9,729)	(58,145)
Cash and cash equivalents as of the beginning of the period	87,912	100,743
Cash and cash equivalents as of the end of the period	$78,183	$42,598
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is a publicly held Delaware limited partnership engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 14.9% total interest in us as of March 31, 2015.

We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: pipeline, storage and fuels marketing.

Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Noncontrolling interests are separately disclosed on the financial statements. Inter-partnership balances and transactions have been eliminated in consolidation. We account for investments in joint ventures using the equity method of accounting.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2015 and 2014 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued amended guidance for the presentation of debt issuance costs. Under the amended guidance, debt issuance costs will be presented on the balance sheet as a deduction from the carrying value of the associated debt liability. The changes are effective for annual and interim periods beginning after December 15, 2015, and retrospective application is required. Early adoption is permitted. We will adopt these provisions January 1, 2016, and we do not expect the amended guidance to have a material impact on our financial position, results of operations or disclosures.

In February 2015, the FASB issued new consolidation guidance that modifies the criterion involved in a reporting organization’s evaluation of whether certain legal entities are subject to consolidation under the standard. The standard is effective for public companies for annual and interim reporting periods beginning after December 15, 2015, using one of two retrospective transition methods. Early adoption is permitted. We are currently assessing the impact of this new guidance on our financial statements and disclosures, and we have not yet selected a transition method.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. ACQUISITIONS AND DISPOSITIONS

Acquisitions
Linden Acquisition. On January 2, 2015, we acquired full ownership of ST Linden Terminal, LLC (Linden), which owns a refined products terminal in Linden, NJ with 4.3 million barrels of storage capacity (the Linden Acquisition). Linden is located on a 44-acre facility that provides deep-water terminalling capabilities in the New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. Prior to the Linden Acquisition, Linden operated as a joint venture between us and Linden Holding Corp, with each party owning 50 percent.

In connection with the Linden Acquisition, we ceased applying the equity method of accounting and consolidated Linden, which is included in our storage segment. The condensed consolidated statements of comprehensive income include the results of operations for Linden commencing on January 2, 2015. On the acquisition date, we remeasured our existing 50% equity investment in Linden to its fair value of $128.0 million and we recognized a gain of $56.3 million in “Other income, net” in the condensed consolidated statements of comprehensive income for the three months ended March 31, 2015. We estimated the fair value using a market approach, which estimates the enterprise value based on an earnings multiple. We funded the acquisition with borrowings under our revolving credit agreement. The acquisition complements our existing storage operations, and having sole ownership of Linden strengthens our presence in the New York Harbor and the East Coast market.

We accounted for the Linden Acquisition using the acquisition method. The purchase price has been preliminarily allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of the acquisition pending completion of an independent evaluation. The preliminary purchase price allocation was as follows (in thousands of dollars):

Cash paid for the Linden Acquisition	$142,500
Fair value of liabilities assumed	22,865
Consideration	165,365
Acquisition date fair value of previously held equity interest	128,000
Total	$293,365

Current assets	$1,746
Property, plant and equipment	129,400
Goodwill	87,059
Intangible assets	75,050
Other long-term assets	110
Purchase price allocation	$293,365
The intangible assets primarily consist of customer contracts and relationships and are being amortized over 10 years.

Dispositions
Discontinued Operations. In January 2015, we sold our terminal in Alamogordo, NM with storage capacity of 0.1 million barrels for proceeds of $1.1 million. We classified the associated property, plant and equipment as “Assets held for sale” on the consolidated balance sheet as of December 31, 2014. In 2014, we divested our terminals in Mobile, AL, Wilmington, NC and Dumfries, VA and our 75% interest in our facility in Mersin, Turkey. We presented the results of operations for those facilities as discontinued operations. We allocated interest expense of $0.4 million for the three months ended March 31, 2014 to discontinued operations based on the ratio of net assets discontinued to consolidated net assets. The following table summarizes the results from discontinued operations:

	Three Months Ended March 31,
	2015	2014
	(Thousands of Dollars)
Revenues	$208	$1,821
Income (loss) before income tax expense	$774	$(3,359)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2014 Asphalt Sale. On February 26, 2014, we sold our remaining 50% ownership interest in NuStar Asphalt LLC to Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm (the 2014 Asphalt Sale). Effective February 27, 2014, NuStar Asphalt LLC changed its name to Axeon Specialty Products LLC (Axeon). Lindsay Goldberg now owns 100% of Axeon. As a result of the 2014 Asphalt Sale, we ceased applying the equity method of accounting.

3. INVENTORIES

Inventories consisted of the following:

	March 31, 2015	December 31, 2014
	(Thousands of Dollars)
Crude oil	$539	$3,527
Finished products	34,246	43,206
Materials and supplies	8,908	8,980
Total	$43,693	$55,713

4. DEBT

Revolving Credit Agreement
During the three months ended March 31, 2015, the balance under our $1.5 billion five-year revolving credit agreement (the Revolving Credit Agreement) increased by $239.1 million, which we used for general partnership purposes and to fund the Linden Acquisition. The Revolving Credit Agreement bears interest, at our option, based on an alternative base rate, a LIBOR-based rate or a EURIBOR-based rate. The interest rate on the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of March 31, 2015, our weighted-average interest rate was 1.9% and we had $840.6 million outstanding.

The Revolving Credit Agreement contains customary restrictive covenants, such as limitations on indebtedness, liens, mergers, asset transfers and certain investing activities. In addition, the Revolving Credit Agreement requires us to maintain, as of the end of each rolling period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated debt to consolidated EBITDA, each as defined in the Revolving Credit Agreement) not to exceed 5.00-to-1.00. However, if we consummate one or more acquisitions for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00 for two rolling periods. As of March 31, 2015, our consolidated debt coverage ratio could not exceed 5.50-to-1.00, as a result of the Linden Acquisition in January 2015. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of March 31, 2015, our consolidated debt coverage ratio was 4.1x, and we had $602.5 million available for borrowing.

Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, Louisiana issued, pursuant to the Gulf Opportunity Zone Act of 2005, tax-exempt revenue bonds (the GoZone Bonds) associated with our St. James, Louisiana terminal expansions. The GoZone Bonds bear interest based on a weekly tax-exempt bond market interest rate, and interest is paid monthly. The interest rate was 0.1% as of March 31, 2015. Following the issuance, the proceeds were deposited with a trustee and are disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansion. We include the amount remaining in trust in “Other long-term assets, net,” and we include the amount of bonds issued in “Long-term debt” on the consolidated balance sheets. For the three months ended March 31, 2015, we received $0.5 million from the trustee. As of March 31, 2015, the amount remaining in trust totaled $71.0 million.

Short-term Lines of Credit
As of March 31, 2015, we had two short-term line of credit agreements with an aggregate uncommitted borrowing capacity of up to $80.0 million. These agreements allow us to better manage the fluctuations in our daily cash requirements and minimize our excess cash balances. The interest rate and maturity vary and are determined at the time of the borrowing. We had $46.0 million outstanding under these short-term lines of credit as of March 31, 2015.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. COMMITMENTS AND CONTINGENCIES

Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of March 31, 2015, we have accrued $4.4 million for contingent losses. The amount that will ultimately be paid may differ from the recorded accruals, and the timing of such payments is uncertain. In addition, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

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

Recurring Fair Value Measurements
The following assets and liabilities are measured at fair value on a recurring basis:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$1,375	$—	$—	$1,375
Commodity derivatives	2,872	3,258	—	6,130
Other long-term assets, net:
Interest rate swaps	—	397	—	397
Total	$4,247	$3,655	$—	$7,902
Liabilities:
Accrued liabilities:
Product imbalances	$(2,499)	$—	$—	$(2,499)
Commodity derivatives	—	(2,217)	—	(2,217)
Other long-term liabilities:
Guarantee liability	—	—	(595)	(595)
Interest rate swaps	—	(2,432)	—	(2,432)
Total	$(2,499)	$(4,649)	$(595)	$(7,743)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$117	$—	$—	$117
Commodity derivatives	11,009	5,353	—	16,362
Total	$11,126	$5,353	$—	$16,479
Liabilities:
Accrued liabilities:
Product imbalances	$(1,388)	$—	$—	$(1,388)
Commodity derivatives	—	(4,623)	—	(4,623)
Other long-term liabilities:
Guarantee liability	—	—	(580)	(580)
Total	$(1,388)	$(4,623)	$(580)	$(6,591)

Product Imbalances. We value our assets and liabilities related to product imbalances using quoted market prices in active markets as of the reporting date. Therefore, we include these product imbalances in Level 1 of the fair value hierarchy.

Interest Rate Swaps. We estimate the fair value of our forward-starting interest rate swaps using discounted cash flows, which use observable inputs such as time to maturity and market interest rates. Therefore, we include these interest rate swaps in Level 2 of the fair value hierarchy.

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

Guarantees. We provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million to Axeon. As of March 31, 2015 and December 31, 2014, we provided guarantees mainly for commodity purchases, lease obligations and certain utilities for Axeon with an aggregate maximum potential exposure of $25.9 million and $25.3 million, respectively, and two guarantees that do not specify a maximum amount. A majority of these guarantees have no expiration date. We estimated the fair value of guarantees we have issued on behalf of Axeon considering the probability of default by Axeon and an estimate of the amount we would be obligated to pay under the guarantees at the time of default based on the guarantees outstanding as of March 31, 2015 and December 31, 2014. Our estimate of the fair value is based on significant inputs not observable in the market and thus falls within Level 3 of the fair value hierarchy.

The following table summarizes the activity in our Level 3 liabilities:

Three Months Ended March 31, 2015
(Thousands of Dollars)
Beginning balance	$580
Adjustments to guarantee liability	15
Ending balance	$595

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, note receivables, payables and debt in our consolidated balance sheets at their carrying amounts. The fair values of these financial instruments, except for the $190.0 million term loan to Axeon (the Axeon Term Loan) and long-term debt, approximate their carrying amounts. The estimated fair value and carrying amounts of the long-term debt and the Axeon Term Loan were as follows:

	March 31, 2015		December 31, 2014
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(Thousands of Dollars)
Long-term debt	$3,026,670	$2,987,413	$2,764,242	$2,749,452
Axeon Term Loan	$165,562	$169,250	$164,386	$169,235

We estimated the fair value of our publicly-traded senior notes based upon quoted prices in active markets; therefore, we determined that the fair value of our publicly-traded senior notes falls in Level 1 of the fair value hierarchy. For our other debt, for which a quoted market price is not available, we estimated the fair value using a discounted cash flow analysis using current incremental borrowing rates for similar types of borrowing arrangements and determined that the fair value falls in Level 2 of the fair value hierarchy.
We estimated the fair value of the Axeon Term Loan using discounted cash flows, which use observable inputs such as time to maturity and market interest rates, and determined the fair value falls in Level 2 of the fair value hierarchy.
As of March 31, 2015, the carrying amount of the receivable for the Axeon Term Loan is $169.3 million, consisting of the following: (i) the outstanding principal amount from the Axeon Term Loan of $190.0 million; (ii) plus the fair value of guarantees of $0.6 million as of March 31, 2015; and (iii) less equity losses from our investment in Axeon of $21.3 million incurred prior to the 2014 Asphalt Sale and after the carrying value of our equity investment in Axeon was reduced to zero. The carrying value of the Axeon Term Loan is included in “Other long-term assets, net” on the consolidated balance sheets. We review the financial information of Axeon monthly for possible non-payment indicators.

7. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES

We utilize various derivative instruments to manage our exposure to interest rate risk and commodity price risk. Our risk management policies and procedures are designed to monitor interest rates, futures and swap positions and over-the-counter positions, as well as physical volumes, grades, locations and delivery schedules, to help ensure that our hedging activities address our market risks. Our risk management committee oversees our trading controls and procedures and certain aspects of commodity and trading risk management. Our risk management committee also reviews all new commodity and trading risk management strategies in accordance with our risk management policy, as approved by our board of directors.
Interest Rate Risk
We are a party to certain interest rate swap agreements to manage our exposure to change in interest rates. During the three months ended March 31, 2015, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $450.0 million. Under the terms of the swaps, we pay a fixed rate and receive a rate based on three month USD LIBOR. We entered into these swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. These swaps qualified, and we designated them, as cash flow hedges of future interest payments associated with forecasted debt issuances in 2018 and 2020. We record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive income” (AOCI), and the amount in AOCI will be recognized in “Interest expense, net” as the forecasted interest payments occur or if the interest payments are probable not to occur. We had no forward-starting interest rate swap agreements as of December 31, 2014.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short open positions on an absolute basis, which totaled 4.5 million barrels and 4.7 million barrels as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, we had $0.2 million of margin deposits related to our derivative instruments and none as of December 31, 2014.

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Commodity contracts	Other current assets	$2,799	$5,609	$(18)	$—
Interest rate swaps - cash flow hedges	Other long-term assets, net	397	—	—	—
Interest rate swaps - cash flow hedges	Other long-term liabilities	—	—	(2,432)	—
Total		3,196	5,609	(2,450)	—

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	19,013	38,704	(15,664)	(27,951)
Commodity contracts	Accrued liabilities	11,261	13,081	(13,478)	(17,704)
Total		30,274	51,785	(29,142)	(45,655)

Total Derivatives		$33,470	$57,394	$(31,592)	$(45,655)

Certain of our derivative instruments are eligible for offset in the consolidated balance sheets and subject to master netting arrangements. Under our master netting arrangements, there is a legally enforceable right to offset amounts, and we intend to settle such amounts on a net basis. The following are the net amounts presented on the consolidated balance sheets:

Commodity Contracts	March 31, 2015	December 31, 2014
	(Thousands of Dollars)
Net amounts of assets presented in the consolidated balance sheets	$6,130	$16,362
Net amounts of liabilities presented in the consolidated balance sheets	$(2,217)	$(4,623)

The earnings impact of our derivative activity was as follows:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Three months ended March 31, 2015:
Commodity contracts	Cost of product sales	$2,164	$(1,676)	$488

Three months ended March 31, 2014:
Commodity contracts	Cost of product sales	$1,213	$(2,097)	$(884)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative(Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Interest expense, net (Effective Portion) (a)
	(Thousands of Dollars)
Three months ended March 31, 2015:
Interest rate swaps	$(2,035)	$—
Unwound interest rate swaps	$—	$(2,538)

Three months ended March 31, 2014:
Unwound interest rate swaps	$—	$(2,766)

(a)	As of March 31, 2015, we expect to reclassify a loss of $9.5 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Three months ended March 31, 2015:
Commodity contracts	Cost of product sales	$330

Three months ended March 31, 2014:
Commodity contracts	Cost of product sales	$32

8. RELATED PARTY TRANSACTIONS

The following table summarizes information pertaining to related party transactions:

	Three Months Ended March 31,
	2015	2014
	(Thousands of Dollars)
Revenues	$—	$929
Operating expenses	$31,287	$28,659
General and administrative expenses	$17,386	$14,094
Interest income	$—	$1,055
Revenues included in discontinued operations, net of tax	$—	$405
Expenses included in discontinued operations, net of tax	$2	$805

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

We had a payable to NuStar GP, LLC of $16.8 million and $15.1 million as of March 31, 2015 and December 31, 2014, respectively, with both amounts representing payroll, employee benefit plan expenses and unit-based compensation. We also had a long-term payable to NuStar GP, LLC as of March 31, 2015 and December 31, 2014 of $35.2 million and $33.5 million, respectively, for amounts payable for retiree medical benefits and other post-employment benefits.

Axeon
As a result of the 2014 Asphalt Sale, we ceased reporting transactions between us and Axeon as related party transactions in our consolidated financial statements on February 26, 2014.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. PARTNERS’ EQUITY

Partners’ Equity Activity
The following table summarizes changes in the carrying amount of equity attributable to NuStar Energy L.P. partners and noncontrolling interest:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest (a)	Total Partners’ Equity	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest (a)	Total Partners’ Equity
	(Thousands of Dollars)
Beginning balance	$1,716,210	$—	$1,716,210	$1,902,136	$1,658	$1,903,794
Net income (loss)	127,899	—	127,899	39,744	(107)	39,637
Other comprehensive income (loss):
Foreign currency translation adjustment	(20,604)	—	(20,604)	(4,240)	(445)	(4,685)
Net unrealized loss on cash flow hedges	(2,035)	—	(2,035)	—	—	—
Net loss on cash flow hedges reclassified into interest expense, net	2,538	—	2,538	2,766	—	2,766
Total other comprehensive loss	(20,101)	—	(20,101)	(1,474)	(445)	(1,919)
Cash distributions to partners	(98,051)	—	(98,051)	(98,051)	—	(98,051)
Other	—	—	—	23	—	23
Ending balance	$1,725,957	$—	$1,725,957	$1,842,378	$1,106	$1,843,484

(a)	In September 2014, we sold our 75% interest in our facility in Mersin, Turkey.

Accumulated Other Comprehensive Loss
The balance of and changes in the components included in AOCI were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Total
	(Thousands of Dollars)
Balance as of January 1, 2015	$(28,839)	$(39,073)	$(67,912)
Activity	(20,604)	503	(20,101)
Balance as of March 31, 2015	$(49,443)	$(38,570)	$(88,013)

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended March 31,
	2015	2014
	(Thousands of Dollars)
Net income attributable to NuStar Energy L.P.	$127,899	$39,744
Less general partner incentive distribution	10,805	10,805
Net income after general partner incentive distribution	117,094	28,939
General partner interest	2%	2%
General partner allocation of net income after general partner incentive distribution	2,342	579
General partner incentive distribution	10,805	10,805
Net income applicable to general partner	$13,147	$11,384

Cash Distributions
The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961
General partner incentive distribution	10,805	10,805
Total general partner distribution	12,766	12,766
Limited partners’ distribution	85,285	85,285
Total cash distributions	$98,051	$98,051

Cash distributions per unit applicable to limited partners	$1.095	$1.095

The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2015 (a)	$1.095	$98,051	May 8, 2015	May 14, 2015
December 31, 2014	$1.095	$98,051	February 9, 2015	February 13, 2015

(a)	The distribution was announced on April 22, 2015.

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

The following table details the calculation of earnings per unit:

	Three Months Ended March 31,
	2015	2014
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income attributable to NuStar Energy L.P.	$127,899	$39,744
Less general partner distribution (including incentive distribution rights)	12,766	12,766
Less limited partner distribution	85,285	85,285
Distributions less than (in excess of) earnings	$29,848	$(58,307)

General partner earnings:
Distributions	$12,766	$12,766
Allocation of distributions less than (in excess of) earnings (2%)	597	(1,166)
Total	$13,363	$11,600

Limited partner earnings:
Distributions	$85,285	$85,285
Allocation of distributions less than (in excess of) earnings (98%)	29,251	(57,141)
Total	$114,536	$28,144

Weighted-average limited partner units outstanding	77,886,078	77,886,078

Net income per unit applicable to limited partners	$1.47	$0.36

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. STATEMENTS OF CASH FLOWS
Changes in current assets and current liabilities were as follows:

	Three Months Ended March 31,
	2015	2014
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$19,654	$(22,751)
Receivable from related parties	—	50,872
Inventories	11,997	35,476
Other current assets	10,963	(42)
Increase (decrease) in current liabilities:
Accounts payable	(21,776)	(93,400)
Payable to related party	1,145	5,286
Accrued interest payable	(5,948)	(5,714)
Accrued liabilities	(23,191)	(9,127)
Taxes other than income tax	(1,738)	(747)
Income tax payable	1,120	1,352
Changes in current assets and current liabilities	$(7,774)	$(38,795)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to the change in the amount accrued for capital expenditures and the effect of foreign currency translation.

Cash flows related to interest and income taxes were as follows:

	Three Months Ended March 31,
	2015	2014
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$38,044	$38,352
Cash paid for income taxes, net of tax refunds received	$1,738	$1,998

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
Results of operations for the reportable segments were as follows:

	Three Months Ended March 31,
	2015	2014
	(Thousands of Dollars)
Revenues:
Pipeline	$124,425	$102,959
Storage:
Third parties	144,085	124,354
Intersegment	6,249	7,283
Related party	—	929
Total storage	150,334	132,566
Fuels Marketing	286,434	620,971
Consolidation and intersegment eliminations	(6,249)	(7,283)
Total revenues	$554,944	$849,213

Operating income:
Pipeline	$68,640	$52,990
Storage	47,978	42,007
Fuels marketing	9,925	9,558
Consolidation and intersegment eliminations	43	(17)
Total segment operating income	126,586	104,538
General and administrative expenses	25,053	20,856
Other depreciation and amortization expense	2,252	2,579
Total operating income	$99,281	$81,103

Total assets by reportable segment were as follows:

	March 31, 2015	December 31, 2014
	(Thousands of Dollars)
Pipeline	$1,975,828	$1,962,821
Storage	2,441,519	2,241,573
Fuels marketing	192,379	227,642
Total segment assets	4,609,726	4,432,036
Other partnership assets	474,421	486,760
Total consolidated assets	$5,084,147	$4,918,796

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

Condensed Consolidating Balance Sheets
March 31, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$923	$6	$—	$77,254	$—	$78,183
Receivables, net	—	41,938	9,748	137,969	—	189,655
Inventories	—	2,059	3,362	38,272	—	43,693
Other current assets	121	8,116	1,451	14,989	—	24,677
Intercompany receivable	—	1,565,895	—	—	(1,565,895)	—
Total current assets	1,044	1,618,014	14,561	268,484	(1,565,895)	336,208
Property, plant and equipment, net	—	1,855,422	557,303	1,179,561	—	3,592,286
Intangible assets, net	—	54,091	—	74,609	—	128,700
Goodwill	—	149,453	170,652	384,383	—	704,488
Investment in wholly owned subsidiaries	2,320,011	33,015	992,093	965,584	(4,310,703)	—
Deferred income tax asset	—	—	—	4,880	(550)	4,330
Other long-term assets, net	673	277,774	26,329	13,359	—	318,135
Total assets	$2,321,728	$3,987,769	$1,760,938	$2,890,860	$(5,877,148)	$5,084,147
Liabilities and Partners’ Equity
Payables	$51	$49,072	$5,239	$76,478	$—	$130,840
Short-term debt	—	46,000	—	—	—	46,000
Accrued interest payable	—	27,393	—	4	—	27,397
Accrued liabilities	727	11,114	8,391	19,711	—	39,943
Taxes other than income tax	—	4,254	4,268	4,021	—	12,543
Income tax payable	—	16	5	3,541	—	3,562
Intercompany payable	506,980	—	769,413	289,502	(1,565,895)	—
Total current liabilities	507,758	137,849	787,316	393,257	(1,565,895)	260,285
Long-term debt	—	2,987,413	—	—	—	2,987,413
Long-term payable to related party	—	29,778	—	5,442	—	35,220
Deferred income tax liability	—	528	22	24,804	(550)	24,804
Other long-term liabilities	—	16,686	7,927	25,855	—	50,468
Total partners’ equity	1,813,970	815,515	965,673	2,441,502	(4,310,703)	1,725,957
Total liabilities and partners’ equity	$2,321,728	$3,987,769	$1,760,938	$2,890,860	$(5,877,148)	$5,084,147

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$134,036	$52,574	$368,661	$(327)	$554,944
Costs and expenses	490	72,906	33,124	349,512	(369)	455,663
Operating (loss) income	(490)	61,130	19,450	19,149	42	99,281
Equity in earnings (loss) of subsidiaries	128,389	(4,164)	81,699	101,273	(307,197)	—
Interest (expense) income, net	—	(32,174)	119	18	—	(32,037)
Other expense, net	—	1,340	2	60,926	—	62,268
Income from continuing operations before income tax (benefit) expense	127,899	26,132	101,270	181,366	(307,155)	129,512
Income tax (benefit) expense	—	(1,026)	—	3,413	—	2,387
Income from continuing operations	127,899	27,158	101,270	177,953	(307,155)	127,125
Income from discontinued operations, net of tax	—	—	—	774	—	774
Net income attributable to NuStar Energy L.P.	$127,899	$27,158	$101,270	$178,727	$(307,155)	$127,899

Comprehensive income attributable to NuStar Energy L.P.	$127,899	$27,661	$101,270	$158,123	$(307,155)	$107,798

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2014
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$108,219	$52,421	$696,564	$(7,991)	$849,213
Costs and expenses	473	60,581	32,955	682,076	(7,975)	768,110
Operating (loss) income	(473)	47,638	19,466	14,488	(16)	81,103
Equity in earnings of subsidiaries	40,218	2,784	12,454	31,915	(87,371)	—
Equity in (loss) earnings of joint ventures	—	(8,278)	—	3,972	—	(4,306)
Interest (expense) income, net	—	(33,497)	14	121	—	(33,362)
Other (expense) income, net	—	(7)	(19)	3,704	—	3,678
Income from continuing operations before income tax expense	39,745	8,640	31,915	54,200	(87,387)	47,113
Income tax expense	1	191	1	3,924	—	4,117
Income from continuing operations	39,744	8,449	31,914	50,276	(87,387)	42,996
Loss from discontinued operations, net of tax	—	(168)	—	(3,191)	—	(3,359)
Net income	39,744	8,281	31,914	47,085	(87,387)	39,637
Less net loss attributable to noncontrolling interest	—	—	—	(107)	—	(107)
Net income attributable to NuStar Energy L.P.	$39,744	$8,281	$31,914	$47,192	$(87,387)	$39,744

Comprehensive income	$39,744	$10,754	$31,914	$42,693	$(87,387)	$37,718
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(552)	—	(552)
Comprehensive income attributable to NuStar Energy L.P.	$39,744	$10,754	$31,914	$43,245	$(87,387)	$38,270

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$97,235	$40,425	$35,918	$96,086	$(147,082)	$122,582
Cash flows from investing activities:
Capital expenditures	—	(58,476)	(4,651)	(9,753)	—	(72,880)
Change in accounts payable related to capital expenditures	—	(8,554)	(516)	(4,394)	—	(13,464)
Acquisitions	—	—	—	(142,500)	—	(142,500)
Investment in other long-term assets	—	—	—	(2,177)	—	(2,177)
Proceeds from sale or disposition of assets	—	9	4	1,172	—	1,185
Net cash used in investing activities	—	(67,021)	(5,163)	(157,652)	—	(229,836)
Cash flows from financing activities:
Debt borrowings	—	493,532	—	—	—	493,532
Debt repayments	—	(277,166)	—	—	—	(277,166)
Distributions to unitholders and general partner	(98,051)	(49,025)	(49,026)	(49,031)	147,082	(98,051)
Net intercompany borrowings (repayments)	816	(134,700)	18,271	115,613	—	—
Decrease in cash book overdrafts	—	(6,035)	—	(8,259)	—	(14,294)
Other, net	—	(10)	—	—	—	(10)
Net cash (used in) provided by financing activities	(97,235)	26,596	(30,755)	58,323	147,082	104,011
Effect of foreign exchange rate changes on cash	—	—	—	(6,486)	—	(6,486)
Net increase (decrease) in cash and cash equivalents	—	—	—	(9,729)	—	(9,729)
Cash and cash equivalents as of the beginning of the period	923	6	—	86,983	—	87,912
Cash and cash equivalents as of the end of the period	$923	$6	$—	$77,254	$—	$78,183

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2014
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$97,737	$18,070	$32,520	$13,059	$(98,061)	$63,325
Cash flows from investing activities:
Capital expenditures	—	(31,868)	(2,020)	(20,598)	—	(54,486)
Change in accounts payable related to capital expenditures	—	(3,756)	(374)	(4,430)	—	(8,560)
Proceeds from sale or disposition of assets	—	—	3	63	—	66
Increase in note receivable from Axeon	—	(13,328)	—	—	—	(13,328)
Other, net	—	(46)	—	(3)	26	(23)
Net cash used in investing activities	—	(48,998)	(2,391)	(24,968)	26	(76,331)
Cash flows from financing activities:
Debt borrowings	—	245,213	—	—	—	245,213
Debt repayments	—	(189,280)	—	—	—	(189,280)
Distributions to unitholders and general partner	(98,051)	(98,051)	—	(10)	98,061	(98,051)
Net intercompany borrowings (repayments)	314	51,309	(30,129)	(21,494)	—	—
Decrease in cash book overdrafts	—	(215)	—	—	—	(215)
Other, net	—	(346)	—	3	(26)	(369)
Net cash (used in) provided by financing activities	(97,737)	8,630	(30,129)	(21,501)	98,035	(42,702)
Effect of foreign exchange rate changes on cash	—	—	—	(2,437)	—	(2,437)
Net decrease in cash and cash equivalents	—	(22,298)	—	(35,847)	—	(58,145)
Cash and cash equivalents as of the beginning of the period	904	22,307	—	77,532	—	100,743
Cash and cash equivalents as of the end of the period	$904	$9	$—	$41,685	$—	$42,598

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2014, Part I, Item 1A “Risk Factors,” as well as our subsequent current and quarterly reports, for a discussion of certain of those risks, uncertainties and assumptions.

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

OVERVIEW
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 14.9% total interest in us as of March 31, 2015. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in seven sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies

•	New Accounting Pronouncements

Acquisitions and Dispositions
Linden Acquisition. On January 2, 2015, we acquired full ownership of ST Linden Terminal, LLC (Linden), which owns a refined products terminal in Linden, NJ with 4.3 million barrels of storage capacity (the Linden Acquisition). Linden is located on a 44-acre facility that provides deep-water terminalling capabilities in the New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. Prior to the Linden Acquisition, Linden operated as a joint venture between us and Linden Holding Corp, with each party owning 50 percent.

In connection with the Linden Acquisition, we ceased applying the equity method of accounting and consolidated Linden, which is included in our storage segment. The condensed consolidated statements of comprehensive income include the results of operations for Linden commencing on January 2, 2015. On the acquisition date, we remeasured our existing 50% equity investment in Linden to its fair value of $128.0 million and we recognized a gain of $56.3 million in “Other income, net” in the condensed consolidated statements of comprehensive income for the three months ended March 31, 2015. Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of the Linden Acquisition.

Discontinued Operations. In January 2015, we sold our terminal in Alamogordo, NM with storage capacity of 0.1 million barrels for proceeds of $1.1 million. In 2014, we divested our terminals in Mobile, AL, Wilmington, NC and Dumfries, VA and our 75% interest in our facility in Mersin, Turkey. We presented the results of operations for those facilities as discontinued operations.

2014 Asphalt Sale. On February 26, 2014, we sold our remaining 50% ownership interest in NuStar Asphalt LLC to Lindsay Goldberg LLC (Lindsay Goldberg), a private investment firm (the 2014 Asphalt Sale). Effective February 27, 2014, NuStar Asphalt LLC changed its name to Axeon Specialty Products LLC (Axeon). Lindsay Goldberg now owns 100% of Axeon. As a result of the 2014 Asphalt Sale, we ceased applying the equity method of accounting, and we ceased reporting transactions between us and Axeon as related party transactions in our consolidated financial statements.

Operations
We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). Our operations consist of three reportable business segments: pipeline, storage and fuels marketing.
Pipeline. We own refined product pipelines covering approximately 5,463 miles of pipelines, which consist of Central West System refined product pipelines, the East Pipeline and the North Pipeline. The East and North Pipelines have storage capacity of approximately 6.3 million barrels. In addition, we own a 2,000 mile anhydrous ammonia pipeline (the Ammonia Pipeline) and 1,245 miles of Central West System crude oil pipelines including approximately 3.9 million barrels of storage capacity. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.

Storage. We own terminals and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom providing approximately 83.0 million barrels of storage capacity. Revenues for the storage segment include fees for tank storage agreements, whereby a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage lease revenues), and throughput agreements, whereby a customer pays a fee per barrel for volumes moving through our terminals for which we charge additional fees (throughput revenues).
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,		Change
	2015	2014
Statement of Income Data:
Revenues:
Service revenues	$269,973	$229,338	$40,635
Product sales	284,971	619,875	(334,904)
Total revenues	554,944	849,213	(294,269)

Costs and expenses:
Cost of product sales	262,506	594,959	(332,453)
Operating expenses	115,647	106,065	9,582
General and administrative expenses	25,053	20,856	4,197
Depreciation and amortization expense	52,457	46,230	6,227
Total costs and expenses	455,663	768,110	(312,447)

Operating income	99,281	81,103	18,178
Equity in loss of joint ventures	—	(4,306)	4,306
Interest expense, net	(32,037)	(34,417)	2,380
Interest income from related party	—	1,055	(1,055)
Other income, net	62,268	3,678	58,590
Income from continuing operations before income tax expense	129,512	47,113	82,399
Income tax expense	2,387	4,117	(1,730)
Income from continuing operations	127,125	42,996	84,129
Income (loss) from discontinued operations, net of tax	774	(3,359)	4,133
Net income	$127,899	$39,637	$88,262
Net income (loss) per unit applicable to limited partners:
Continuing operations	$1.46	$0.40	$1.06
Discontinued operations	0.01	(0.04)	0.05
Total	$1.47	$0.36	$1.11
Weighted-average limited partner units outstanding	77,886,078	77,886,078	—

Highlights
Net income increased $88.3 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, mainly due to a $56.3 million gain associated with the Linden Acquisition and an increase of $22.0 million in segment operating income, resulting mainly from improvements in the pipeline and storage segments.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended March 31,		Change
	2015	2014
Pipeline:
Refined products pipelines throughput (barrels/day)	506,381	472,971	33,410
Crude oil pipelines throughput (barrels/day)	506,272	359,418	146,854
Total throughput (barrels/day)	1,012,653	832,389	180,264
Throughput revenues	$124,425	$102,959	$21,466
Operating expenses	35,308	31,617	3,691
Depreciation and amortization expense	20,477	18,352	2,125
Segment operating income	$68,640	$52,990	$15,650
Storage:
Throughput (barrels/day)	880,271	821,338	58,933
Throughput revenues	$31,691	$27,470	$4,221
Storage lease revenues	118,643	105,096	13,547
Total revenues	150,334	132,566	17,768
Operating expenses	72,628	65,267	7,361
Depreciation and amortization expense	29,728	25,292	4,436
Segment operating income	$47,978	$42,007	$5,971
Fuels Marketing:
Product sales and other revenue	$286,434	$620,971	$(334,537)
Cost of product sales	266,218	599,475	(333,257)
Gross margin	20,216	21,496	(1,280)
Operating expenses	10,291	11,931	(1,640)
Depreciation and amortization expense	—	7	(7)
Segment operating income	$9,925	$9,558	$367
Consolidation and Intersegment Eliminations:
Revenues	$(6,249)	$(7,283)	$1,034
Cost of product sales	(3,712)	(4,516)	804
Operating expenses	(2,580)	(2,750)	170
Total	$43	$(17)	$60
Consolidated Information:
Revenues	$554,944	$849,213	$(294,269)
Cost of product sales	262,506	594,959	(332,453)
Operating expenses	115,647	106,065	9,582
Depreciation and amortization expense	50,205	43,651	6,554
Segment operating income	126,586	104,538	22,048
General and administrative expenses	25,053	20,856	4,197
Other depreciation and amortization expense	2,252	2,579	(327)
Consolidated operating income	$99,281	$81,103	$18,178

Pipeline
Revenues increased $21.5 million and throughputs increased 180,264 barrels per day for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to:

•
an increase in revenues of $13.4 million and an increase in throughputs of 110,005 barrels per day on crude oil pipelines that serve Eagle Ford Shale production, primarily resulting from continued growth in the region and the completion of expansion projects in 2014 that increased our overall capacity; and

•
an increase in revenues of $6.8 million and an increase in throughputs of 63,167 barrels per day as a result of a turnaround during the first quarter of 2014 at the refinery served by our McKee system.

Operating expenses increased $3.7 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to an increase in power costs of $1.5 million mainly due to the increase in throughputs on pipelines that serve Eagle Ford Shale production in South Texas and an increase in rental cost of $1.3 million associated with our Eagle Ford crude oil pipelines.

Depreciation and amortization expense increased $2.1 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, mainly due to the completion of various projects that serve Eagle Ford Shale production.

Storage
Throughput revenues increased $4.2 million and throughputs increased 58,933 barrels per day for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to:

•
an increase in revenues of $2.7 million and an increase in throughputs of 66,516 barrels per day at our Corpus Christi North Beach terminal due to an increase in Eagle Ford Shale crude oil being shipped to Corpus Christi and the completion of related expansion projects in 2014; and

•
an increase in revenues of $1.7 million and an increase in throughputs of 37,789 barrels per day as a result of turnarounds during the first quarter of 2014 at the refineries served by our Benicia crude oil storage tank facility and McKee system terminals.

The increases in storage throughput revenues and throughputs were partially offset by a decrease in revenues of $0.5 million and a decrease in throughputs of 41,988 barrels per day as a result of a turnaround during the first quarter of 2015 at the refinery served by our Texas City crude oil storage tank facilities.

Storage lease revenues increased $13.5 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to:

•	an increase of $10.0 million as a result of the Linden Acquisition; and

•
an increase of $8.6 million at our St. Eustatius terminal facility, mainly due to higher ancillary activity and a full quarter of storage revenue in 2015 compared to a partial quarter in 2014 as previously idled tanks were leased beginning in March 2014.

The increases in storage lease revenues were partially offset by a decrease of $3.4 million at our St. James terminal, mainly due to reduced unit train activity and a decrease of $3.1 million at our UK and Amsterdam terminal facilities, primarily due to the effect of foreign exchange rates.

Operating expenses increased $7.4 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to:

•	an increase of $2.9 million as a result of the Linden Acquisition;

•	an increase of $2.8 million associated with property taxes at our St. Eustatius terminal facility; and

•	an increase of $2.1 million in regulatory and maintenance expenses, mainly at our St. James and St. Eustatius terminal facilities.

Depreciation and amortization expense increased $4.4 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, mainly due to the assets associated with the Linden Acquisition.

Fuels Marketing
Segment operating income increased slightly for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Operating income increased $7.5 million from our bunker fuel operations mainly due to stronger product margins at our St. Eustatius and Texas City facilities, while lower product margins led to a decrease of $6.7 million in operating income from fuel oil trading.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses increased $4.2 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, mainly due to the termination of a services agreement between Axeon and NuStar GP, LLC in June 2014, under which Axeon reimbursed us for certain corporate support services as well as an increase in salaries and wages.

Equity in loss of joint ventures primarily relates to our equity investment in Axeon prior to the 2014 Asphalt Sale.

Interest expense, net decreased $2.4 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, mainly due to increased interest income from the $190.0 million term loan to Axeon (the Axeon Term Loan) and higher capitalized interest resulting from increased capital projects.

Other income, net increased $58.6 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, mainly due to the $56.3 million gain associated with the Linden Acquisition.

For the three months ended March 31, 2015, we recorded income from discontinued operations of $0.8 million, compared to a loss from discontinued operations of $3.4 million for the three months ended March 31, 2014. Discontinued operations include the results of operations of certain storage assets that were divested in 2014 and the first quarter of 2015.

TRENDS AND OUTLOOK
Pipeline Segment
We expect our pipeline segment earnings for the second quarter of 2015 to be lower than the first quarter of 2015 due to a turnaround at one of our customer’s refineries as well as a seasonal increase in maintenance expenses. However, we expect both the second quarter of 2015 and the full-year 2015 earnings to exceed the comparable periods in 2014. We expect earnings in 2015 to benefit from the planned completion of pipeline expansion projects, reduced turnaround activity at our customers’ refineries and the July 1, 2015 tariff increase on our pipelines subject to regulation by the Federal Energy Regulatory Commission. Although the drop in crude prices in late 2014 and early 2015 has not reduced the demand for our transportation services so far, continued weak crude oil prices could have a negative impact on demand and our earnings in the future.

Storage Segment
We expect storage segment earnings for the second quarter of 2015 to be comparable to the first quarter of 2015 and slightly higher than the second quarter of 2014. We expect the earnings for the full-year of 2015 to exceed 2014 results. These improved 2015 results are mainly due to our January 2015 purchase of the remaining 50% interest in the former joint venture terminal in Linden, New Jersey and higher throughputs at our North Beach terminal as a result of the increase in Eagle Ford Shale crude oil being shipped to Corpus Christi.

Fuels Marketing Segment
We expect second quarter of 2015 results for our fuels marketing segment to be lower than the first quarter of 2015 due to seasonal declines in our bunker sales. We expect the full-year 2015 results in this segment to be comparable to 2014 results. However, earnings in this segment, as in any margin-based business, are subject to many factors that can increase or reduce margins, which may cause the segment’s actual results to vary significantly from our forecast.

We expect that our reliability capital spending will increase significantly for the remainder of the year due to required tank inspections and various other regulatory projects.

Our outlook for the partnership, both overall and for any of our segments, may change, as we base our expectations on our continuing evaluation of a number of factors, many of which are outside our control, including the price of crude oil, the state of the economy, changes to refinery maintenance schedules, demand for crude oil, refined products and ammonia, demand for our transportation and storage services and changes in laws or regulations affecting our assets.

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

Sources of Funds. Each year, our objective is to fund our annual total operating expenses, interest expense, reliability capital expenditures and distribution requirements with our net cash provided by operating activities during that year. If we do not generate sufficient cash from operations to meet that objective, we utilize other sources of cash flow, which in the past have included borrowings under our revolving credit agreement, sales of non-strategic assets and, to the extent necessary, funds raised through equity or debt offerings under our shelf registration statements. Additionally, we typically fund our strategic capital expenditures and acquisitions from external sources, primarily borrowings under our revolving credit agreement or funds raised through equity or debt offerings. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control. Our risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 describe the risks inherent to these sources of funding and the availability thereof.

During periods that our cash flow from operations is less than our distribution and reliability capital requirements, we may maintain our distribution level because we can utilize other sources of Available Cash, as provided in our partnership agreement, including borrowing under our revolving credit agreement and the proceeds from the sales of assets. Our risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 describe the risks inherent in our ability to maintain or grow the distribution.

Cash Requirements and Sources. For 2015, we currently expect to continue to produce cash from operations in excess of our distribution. We also expect to fund our reliability capital expenditures with cash from operations as well as from other sources of liquidity as described below.

Cash Flows for the Three Months Ended March 31, 2015 and 2014
The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2015	2014
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$122,582	$63,325
Investing activities	(229,836)	(76,331)
Financing activities	104,011	(42,702)
Effect of foreign exchange rate changes on cash	(6,486)	(2,437)
Net decrease in cash and cash equivalents	$(9,729)	$(58,145)

Net cash provided by operating activities for the three months ended March 31, 2015 was $122.6 million, compared to $63.3 million for the three months ended March 31, 2014 primarily due to higher net income in 2015. In addition, we increased our working capital $7.8 million for the three months ended March 31, 2015, compared to $38.8 million for the three months ended March 31, 2014.

For the three months ended March 31, 2015, net cash provided by operating activities was used to fund our distributions to unitholders and our general partner and reliability capital expenditures. Proceeds from debt borrowings, net of repayments, combined with cash on hand, were used to fund the Linden Acquisition and strategic capital expenditures.

For the three months ended March 31, 2014, net cash provided by operating activities and cash on hand were used to fund our distributions to unitholders and our general partner and reliability capital expenditures. Proceeds from long-term debt borrowings, net of repayments, combined with cash on hand, were used to fund strategic capital expenditures and advances to Axeon before the 2014 Asphalt Sale.

Revolving Credit Agreement
As of March 31, 2015, our consolidated debt coverage ratio could not exceed 5.50-to-1.00. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under our revolving credit agreement to an amount less than the total amount available for borrowing. As of March 31, 2015, our consolidated debt coverage ratio was 4.1x, and we had $602.5 million available for borrowing. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on our revolving credit agreement.

Short-term Lines of Credit
As of March 31, 2015, we had two short-term line of credit agreements with an aggregate uncommitted borrowing capacity of up to $80.0 million. These agreements allow us to better manage the fluctuations in our daily cash requirements and minimize our excess cash balances. The interest rate and maturity vary and are determined at the time of the borrowing. We had $46.0 million outstanding under these short-term lines of credit as of March 31, 2015.

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

During the three months ended March 31, 2015, our reliability capital expenditures totaled $6.8 million, primarily related to dry-docking costs on one of our marine vessels and maintenance upgrade projects at our terminals. Strategic capital expenditures for the three months ended March 31, 2015 totaled $210.8 million and were primarily related to the Linden Acquisition, projects associated with Eagle Ford Shale region in South Texas and the reactivation and conversion of our 200-mile pipeline between Mont Belvieu and Corpus Christi, TX.

During the three months ended March 31, 2014, our reliability capital expenditures totaled $4.8 million, primarily related to maintenance upgrade projects at our terminals. Strategic capital expenditures for the three months ended March 31, 2014 totaled $49.7 million and were primarily related to projects associated with Eagle Ford Shale production in South Texas.

For the full year 2015, we expect to incur approximately $445.0 million to $475.0 million of capital expenditures, including approximately $45.0 million to $55.0 million for reliability capital expenditures and $400.0 million to $420.0 million for strategic capital expenditures, including acquisitions. We continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2015 may increase or decrease from the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2015, and our internal growth projects can be accelerated or scaled back depending on the condition of the capital markets.

Working Capital Requirements
Working capital requirements, mainly in our fuels marketing segment, may vary with the seasonality of demand for the products we market. This seasonality in demand affects our accounts receivable and accounts payable balances, which vary depending on the timing of payments.

Axeon Term Loan and Credit Support
We are a party to the Axeon Term Loan, and we provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million to Axeon. As of March 31, 2015, we provided guarantees for Axeon with an aggregate maximum potential exposure of $25.9 million, plus two guarantees to suppliers that do not specify a maximum amount, but for which we believe any amounts due would be minimal. As of March 31, 2015, we have also provided $48.1 million in letters of credit on behalf of Axeon. Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of the Axeon Term Loan and credit support.

Distributions
The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961
General partner incentive distribution	10,805	10,805
Total general partner distribution	12,766	12,766
Limited partners’ distribution	85,285	85,285
Total cash distributions	$98,051	$98,051

Cash distributions per unit applicable to limited partners	$1.095	$1.095

Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2015 (a)	$1.095	$98,051	May 8, 2015	May 14, 2015
December 31, 2014	$1.095	$98,051	February 9, 2015	February 13, 2015

(a)	The distribution was announced on April 22, 2015.

Debt Obligations
As of March 31, 2015, we were a party to the following debt agreements:

•	revolving credit agreement due October 29, 2019, with a balance of $840.6 million as of March 31, 2015;

•
7.65% senior notes due April 15, 2018 with a face value of $350.0 million; 4.80% senior notes due September 1, 2020 with a face value of $450.0 million; 6.75% senior notes due February 1, 2021 with a face value of $300.0 million; 4.75% senior notes due February 1, 2022 with a face value of $250.0 million; and 7.625% subordinated notes due January 15, 2043 with a face value of $402.5 million;

•	$365.4 million Gulf Opportunity Zone Revenue Bonds due from 2038 to 2041; and

•	$80.0 million line of credit agreements with $46.0 million outstanding as of March 31, 2015.

Management believes that, as of March 31, 2015, we are in compliance with all ratios and covenants of our revolving credit agreement. Our other debt obligations do not contain any financial covenants that are different than those contained in our revolving credit agreement. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on certain of our debt agreements.

Interest Rate Swaps
We are a party to forward-starting interest rate swap agreements for the purpose of hedging interest rate risk. During the three months ended March 31, 2015, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $450.0 million. We had no forward-starting interest rate swap agreements as of December 31, 2014. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

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

RELATED PARTY TRANSACTIONS
Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of our related party transactions.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

NEW ACCOUNTING PRONOUNCEMENTS
Please refer to Note 1 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of new accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, we utilize forward-starting interest rate swap agreements to lock in the rate on the interest payments related to forecasted debt issuances. Borrowings under our revolving credit agreement and the Gulf Opportunity Zone Revenue Bonds expose us to increases in interest rates. During the three months ended March 31, 2015, we entered into forward-starting interest rate swap agreements. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps. The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt:

	March 31, 2015
	Expected Maturity Dates
	2015	2016	2017	2018	2019	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$—	$—	$—	$350,000	$—	$1,402,500	$1,752,500	$1,819,520
Weighted-average interest rate	—	—	—	8.2%	—	6.0%	6.4%
Variable rate	$—	$—	$—	$—	$840,628	$365,440	$1,206,068	$1,207,150
Weighted-average interest rate	—	—	—	—	1.9%	0.1%	1.4%

	December 31, 2014
	Expected Maturity Dates
	2015	2016	2017	2018	2019	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$—	$—	$—	$350,000	$—	$1,402,500	$1,752,500	$1,796,536
Weighted-average interest rate	—	—	—	8.2%	—	6.0%	6.4%
Variable rate	$—	$—	$—	$—	$601,496	$365,440	$966,936	$967,706
Weighted-average interest rate	—	—	—	—	2.0%	0.1%	1.2%

The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount	Period of Hedge	Weighted-Average Fixed Rate	Fair Value
March 31, 2015			March 31, 2015
(Thousands of Dollars)			(Thousands of Dollars)
$200,000	04/2018 - 04/2028	2.6%	$(917)
250,000	09/2020 - 09/2030	2.8%	(1,118)
$450,000		2.7%	$(2,035)

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

	March 31, 2015
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	11	$73.75	N/A	$(18)
Futures – short:
(crude oil and refined products)	47	N/A	$65.28	$44
Swaps - long:
(refined products)	288	$45.18	N/A	$28
Swaps - short:
(refined products)	1,342	N/A	$47.08	$2,727

Economic Hedges and Other Derivatives:
Futures – long:
(refined products)	51	$73.11	N/A	$(70)
Futures – short:
(refined products)	61	N/A	$72.16	$26
Swaps – long:
(refined products)	37	$46.48	N/A	$(165)
Swaps – short:
(refined products)	66	N/A	$50.18	$373
Spread swaps - long:
(refined products)	10	$2.10	N/A	$—
Spread swaps - short:
(refined products)	30	N/A	$2.10	$1
Forward purchase contracts:
(crude oil)	882	$50.43	N/A	$1,378
Forward sales contracts:
(crude oil)	882	N/A	$50.93	$(581)

Total fair value of open positions exposed to commodity price risk				$3,743

	December 31, 2014
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(crude oil)	162	$59.82	N/A	$(1,060)
Futures – short:
(crude oil)	169	N/A	$59.56	$1,064
Swaps – long:
(crude oil and refined products)	251	$48.86	N/A	$(1,341)
Swaps – short:
(crude oil and refined products)	1,005	N/A	$55.66	$11,861

Economic Hedges and Other Derivatives:
Futures – long:
(refined products)	24	$75.91	N/A	$26
Swaps – long:
(refined products)	106	$44.97	N/A	$(120)
Swaps – short:
(crude oil and refined products)	50	N/A	$54.98	$553
Forward purchase contracts:
(crude oil)	812	$65.81	N/A	$(11,624)
Forward sales contracts:
(crude oil)	812	N/A	$65.95	$12,109

Total fair value of open positions exposed to commodity price risk				$11,468

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

PART II - OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of our common units made during the quarter ended March 31, 2015 by or on behalf of us or an affiliated purchaser:

Period	Total Number of Units Purchased(1)	Average Price Paid per Unit(1)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	—	$—	—	$—
February 1 through February 28	—	—	—	—
March 1 through March 31	30,000	60.73	—	—
Total	30,000	$60.73	—	$—

(1)   During the quarter ended March 31, 2015, NuStar GP, LLC, the general partner of our general partner, purchased 30,000 of our common units in the open market to satisfy NuStar GP, LLC’s obligations under its long-term incentive plans.

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
May 7, 2015

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
May 7, 2015

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
May 7, 2015