Form 10-Q
period 2015-06-30
NuStar Energy L.P.
filed 2015-08-06
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of July 31, 2015 was 77,886,078.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$111,637	$87,912
Accounts receivable, net of allowance for doubtful accounts of $7,786 and $7,808 as of June 30, 2015 and December 31, 2014, respectively	164,403	208,314
Receivable from related parties	—	164
Inventories	65,346	55,713
Other current assets	34,193	35,944
Assets held for sale	—	1,100
Total current assets	375,579	389,147
Property, plant and equipment, at cost	5,084,661	4,815,396
Accumulated depreciation and amortization	(1,443,583)	(1,354,664)
Property, plant and equipment, net	3,641,078	3,460,732
Intangible assets, net	118,931	58,670
Goodwill	704,404	617,429
Investment in joint venture	—	74,223
Deferred income tax asset	3,460	4,429
Other long-term assets, net	329,603	314,166
Total assets	$5,173,055	$4,918,796
Liabilities and Partners’ Equity
Current liabilities:
Accounts payable	$107,414	$162,056
Payable to related party	20,864	15,128
Short-term debt	46,000	77,000
Accrued interest payable	33,682	33,345
Accrued liabilities	48,281	61,025
Taxes other than income tax	13,857	14,121
Income tax payable	1,355	2,517
Total current liabilities	271,453	365,192
Long-term debt	3,074,616	2,749,452
Long-term payable to related party	36,894	33,537
Deferred income tax liability	25,791	27,308
Other long-term liabilities	51,228	27,097
Commitments and contingencies (Note 5)
Partners’ equity:
Limited partners (77,886,078 common units outstanding as of June 30, 2015 and December 31, 2014)	1,731,641	1,744,810
General partner	38,603	39,312
Accumulated other comprehensive loss	(57,171)	(67,912)
Total partners’ equity	1,713,073	1,716,210
Total liabilities and partners’ equity	$5,173,055	$4,918,796
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Service revenues	$274,581	$259,562	$544,554	$488,900
Product sales	296,030	490,183	581,001	1,110,058
Total revenues	570,611	749,745	1,125,555	1,598,958
Costs and expenses:
Cost of product sales	281,610	473,755	544,116	1,068,714
Operating expenses:
Third parties	82,568	84,565	166,928	161,971
Related party	34,570	30,972	65,857	59,631
Total operating expenses	117,138	115,537	232,785	221,602
General and administrative expenses:
Third parties	8,986	5,715	16,653	12,477
Related party	17,707	17,448	35,093	31,542
Total general and administrative expenses	26,693	23,163	51,746	44,019
Depreciation and amortization expense	52,765	47,936	105,222	94,166
Total costs and expenses	478,206	660,391	933,869	1,428,501
Operating income	92,405	89,354	191,686	170,457
Equity in earnings (loss) of joint ventures	—	3,294	—	(1,012)
Interest expense, net	(32,824)	(33,122)	(64,861)	(67,539)
Interest income from related party	—	—	—	1,055
Other (expense) income, net	(2,152)	(474)	60,116	3,204
Income from continuing operations before income tax expense	57,429	59,052	186,941	106,165
Income tax expense	3,104	1,865	5,491	5,982
Income from continuing operations	54,325	57,187	181,450	100,183
(Loss) income from discontinued operations, net of tax	—	(1,788)	774	(5,147)
Net income	54,325	55,399	182,224	95,036
Less net loss attributable to noncontrolling interest	—	(115)	—	(222)
Net income attributable to NuStar Energy L.P.	$54,325	$55,514	$182,224	$95,258
Net income (loss) per unit applicable to limited partners:
Continuing operations	$0.54	$0.58	$2.00	$0.98
Discontinued operations	—	(0.02)	0.01	(0.06)
Total (Note 10)	$0.54	$0.56	$2.01	$0.92
Weighted-average limited partner units outstanding	77,886,078	77,886,078	77,886,078	77,886,078

Comprehensive income	$85,167	$63,926	$192,965	$101,644
Less comprehensive loss attributable to noncontrolling interest	—	(117)	—	(669)
Comprehensive income attributable to NuStar Energy L.P.	$85,167	$64,043	$192,965	$102,313
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$182,224	$95,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	105,222	94,166
Amortization of debt related items	4,485	4,745
Gain from sale or disposition of assets	(165)	(88)
Gain associated with the Linden Acquisition	(56,277)	—
Asset impairment loss	—	2,067
Deferred income tax expense	368	2,131
Equity in loss of joint ventures	—	1,012
Distributions of equity in earnings of joint ventures	2,500	3,094
Changes in current assets and current liabilities (Note 11)	(8,502)	(12,490)
Other, net	7,332	10,709
Net cash provided by operating activities	237,187	200,382
Cash Flows from Investing Activities:
Capital expenditures	(153,621)	(118,872)
Change in accounts payable related to capital expenditures	(7,954)	(13,815)
Acquisitions	(142,500)	—
Investment in other long-term assets	(3,444)	—
Proceeds from sale or disposition of assets	1,307	14,441
Increase in note receivable from Axeon	—	(13,328)
Other, net	—	(23)
Net cash used in investing activities	(306,212)	(131,597)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	609,735	405,317
Proceeds from short-term debt borrowings	432,000	34,400
Long-term debt repayments	(270,292)	(332,033)
Short-term debt repayments	(463,000)	(34,400)
Distributions to unitholders and general partner	(196,102)	(196,102)
(Decrease) increase in cash book overdrafts	(13,695)	3,371
Other, net	(565)	(373)
Net cash provided by (used in) financing activities	98,081	(119,820)
Effect of foreign exchange rate changes on cash	(5,331)	(632)
Net increase (decrease) in cash and cash equivalents	23,725	(51,667)
Cash and cash equivalents as of the beginning of the period	87,912	100,743
Cash and cash equivalents as of the end of the period	$111,637	$49,076
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is a publicly held Delaware limited partnership engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 14.9% total interest in us as of June 30, 2015.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2015 and 2014 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

New Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (FASB) issued amended guidance that requires inventory be measured at the lower of cost or net realizable value. The changes are effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. We do not expect the amended guidance to have a material impact on our financial position, results of operations or disclosures.

In April 2015, the FASB issued amended guidance for the presentation of debt issuance costs. Under the amended guidance, debt issuance costs will be presented on the balance sheet as a deduction from the carrying value of the associated debt liability. The changes are effective for annual and interim periods beginning after December 15, 2015, and retrospective application is required. Early adoption is permitted. We will adopt these provisions January 1, 2016, and we do not expect the amended guidance to have a material impact on our financial position, results of operations or disclosures.

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

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, using one of two retrospective transition methods. In July 2015, the FASB voted in favor of deferring the effective date by one year. Early adoption is permitted, but not before the original effective date. We are currently assessing the impact of this new guidance on our financial statements and disclosures, and we have not yet selected a transition method.

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

In connection with the Linden Acquisition, we ceased applying the equity method of accounting and consolidated Linden, which is included in our storage segment. The condensed consolidated statements of comprehensive income include the results of operations for Linden commencing on January 2, 2015. On the acquisition date, we remeasured our existing 50% equity investment in Linden to its fair value of $128.0 million and we recognized a gain of $56.3 million in “Other (expense) income, net” in the condensed consolidated statements of comprehensive income for the six months ended June 30, 2015. We estimated the fair value using a market approach, which estimates the enterprise value based on an earnings multiple. We funded the acquisition with borrowings under our revolving credit agreement. The acquisition complements our existing storage operations, and having sole ownership of Linden strengthens our presence in the New York Harbor and the East Coast market.

We accounted for the Linden Acquisition using the acquisition method. The purchase price has been preliminarily allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of the acquisition pending completion of an independent evaluation. The preliminary purchase price allocation was as follows (in thousands of dollars):

Cash paid for the Linden Acquisition	$142,500
Fair value of liabilities assumed	22,865
Consideration	165,365
Acquisition date fair value of previously held equity interest	128,000
Total	$293,365

Current assets	$1,746
Property, plant and equipment	134,484
Goodwill	86,975
Intangible assets (a)	70,050
Other long-term assets	110
Purchase price allocation	$293,365
(a) Intangible assets primarily consist of customer contracts and relationships and are being amortized over 10 years.

Dispositions
Discontinued Operations. In January 2015, we sold our terminal in Alamogordo, NM with storage capacity of 0.1 million barrels for proceeds of $1.1 million. We classified the associated property, plant and equipment as “Assets held for sale” on the consolidated balance sheet as of December 31, 2014. In 2014, we divested our terminals in Mobile, AL, Wilmington, NC and Dumfries, VA and our 75% interest in our facility in Mersin, Turkey. We presented the results of operations for those facilities as discontinued operations. We allocated interest expense of $0.3 million and $0.7 million for the three and six months ended June 30, 2014, respectively, to discontinued operations based on the ratio of net assets discontinued to consolidated net assets.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the results from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (a)	2014	2015 (a)	2014
	(Thousands of Dollars)
Revenues	$—	$1,359	$208	$3,180
(Loss) income before income tax expense	$—	$(1,788)	$774	$(5,147)
(a) Discontinued operations include the results of operations of certain storage assets that were divested in 2014 and the first quarter of 2015.

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

3. INVENTORIES

Inventories consisted of the following:

	June 30, 2015	December 31, 2014
	(Thousands of Dollars)
Crude oil	$7,700	$3,527
Finished products	48,579	43,206
Materials and supplies	9,067	8,980
Total	$65,346	$55,713

4. DEBT

Revolving Credit Agreement
During the six months ended June 30, 2015, the balance under our $1.5 billion five-year revolving credit agreement (the Revolving Credit Agreement) increased by $238.6 million, which we used for general partnership purposes and to fund the Linden Acquisition. The Revolving Credit Agreement bears interest, at our option, based on an alternative base rate, a LIBOR-based rate or a EURIBOR-based rate. The interest rate on the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of June 30, 2015, our weighted-average interest rate was 1.9% and we had $840.1 million outstanding.

The Revolving Credit Agreement contains customary restrictive covenants, such as limitations on indebtedness, liens, mergers, asset transfers and certain investing activities. In addition, the Revolving Credit Agreement requires us to maintain, as of the end of each rolling period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated debt to consolidated EBITDA, each as defined in the Revolving Credit Agreement) not to exceed 5.00-to-1.00. However, if we consummate one or more acquisitions for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00 for two rolling periods. As of June 30, 2015, our consolidated debt coverage ratio could not exceed 5.50-to-1.00, as a result of the Linden Acquisition in January 2015. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of June 30, 2015, our consolidated debt coverage ratio was 4.3x, and we had $566.7 million available for borrowing.

Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, Louisiana issued, pursuant to the Gulf Opportunity Zone Act of 2005, tax-exempt revenue bonds (the GoZone Bonds) associated with our St. James, Louisiana terminal expansions. The GoZone Bonds bear interest based on a weekly tax-exempt bond market interest rate, and interest is paid monthly. The weighted-average interest rate was 0.1% as of June 30, 2015. Following the issuance, the proceeds were deposited with a trustee and are disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansion. We include the amount remaining in trust in “Other long-term assets, net,” and we include the amount of bonds issued in “Long-term debt” on

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the consolidated balance sheets. For the six months ended June 30, 2015, we received $7.7 million from the trustee. As of June 30, 2015, the amount remaining in trust totaled $63.9 million.

Receivables Financing Agreement
On June 15, 2015, NuStar Energy L.P. and NuStar Finance LLC (NuStar Finance), a newly formed special purpose entity and wholly owned subsidiary of NuStar Logistics, entered into a $125.0 million receivables financing agreement with third-party lenders (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries (collectively with the Receivables Financing Agreement, the Securitization Program). Under the Securitization Program, certain of NuStar Energy’s wholly owned subsidiaries, NuStar Logistics, NuPOP, NuStar Energy Services, Inc. and NuStar Supply & Trading LLC (collectively, the Originators), sell their accounts receivable to NuStar Finance on an ongoing basis, and NuStar Finance provides the newly acquired accounts receivable as collateral for its revolving borrowings under the Receivables Financing Agreement. The maximum amount available for borrowing by NuStar Finance under the Receivables Financing Agreement is $125.0 million, with an option for NuStar Finance to request an increase of up to $75.0 million from the lenders (for aggregate total borrowings not to exceed $200.0 million). The amount available for borrowing is based on the availability of eligible receivables and other customary factors and conditions. The Securitization Program contains various customary affirmative and negative covenants and default, indemnification and termination provisions, and the Receivables Financing Agreement provides for acceleration of amounts owed upon the occurrence of certain specified events.

Borrowings by NuStar Finance under the Receivables Financing Agreement bear interest at either the applicable commercial paper rate or the applicable bank rate, each as defined under the Receivables Financing Agreement. The Securitization Program has an initial termination date of June 15, 2018, with the option to renew for additional 364-day periods thereafter. As of June 30, 2015, $123.2 million of our accounts receivable are included in the Securitization Program. The amount of borrowings outstanding under the Receivables Financing Agreement totaled $88.9 million as of June 30, 2015, which is included in “Long-term debt” on the consolidated balance sheet.

NuStar Finance’s sole business consists of purchasing such receivables and providing them as collateral under the Securitization Program. NuStar Finance is a separate legal entity and the assets of NuStar Finance, including these accounts receivable, are not available to satisfy the claims of creditors of NuStar Energy, the Originators or their affiliates.

5. COMMITMENTS AND CONTINGENCIES

Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of June 30, 2015, we have accrued $4.4 million for contingent losses. The amount that will ultimately be paid may differ from the recorded accruals, and the timing of such payments is uncertain. In addition, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recurring Fair Value Measurements
The following assets and liabilities are measured at fair value on a recurring basis:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$157	$—	$—	$157
Commodity derivatives	446	2,473	—	2,919
Other long-term assets, net:
Interest rate swaps	—	18,753	—	18,753
Total	$603	$21,226	$—	$21,829
Liabilities:
Accrued liabilities:
Product imbalances	$(1,132)	$—	$—	$(1,132)
Commodity derivatives	—	(1,915)	—	(1,915)
Other long-term liabilities:
Guarantee liability	—	—	(896)	(896)
Total	$(1,132)	$(1,915)	$(896)	$(3,943)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$117	$—	$—	$117
Commodity derivatives	11,009	5,353	—	16,362
Total	$11,126	$5,353	$—	$16,479
Liabilities:
Accrued liabilities:
Product imbalances	$(1,388)	$—	$—	$(1,388)
Commodity derivatives	—	(4,623)	—	(4,623)
Other long-term liabilities:
Guarantee liability	—	—	(580)	(580)
Total	$(1,388)	$(4,623)	$(580)	$(6,591)

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Guarantees. We provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million to Axeon. As of June 30, 2015 and December 31, 2014, we provided guarantees mainly for commodity purchases, lease obligations and certain utilities for Axeon with an aggregate maximum potential exposure of $39.0 million and $25.3 million, respectively, and two guarantees that do not specify a maximum amount. A majority of these guarantees have no expiration date. We estimated the fair value of guarantees we have issued on behalf of Axeon considering the probability of default by Axeon and an estimate of the amount we would be obligated to pay under the guarantees at the time of default based on the guarantees outstanding as of June 30, 2015 and December 31, 2014. Our estimate of the fair value is based on significant inputs not observable in the market and thus falls within Level 3 of the fair value hierarchy.

The following table summarizes the activity in our Level 3 liabilities:

Six Months Ended June 30, 2015
(Thousands of Dollars)
Beginning balance	$580
Adjustments to guarantee liability	316
Ending balance	$896

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

	June 30, 2015		December 31, 2014
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(Thousands of Dollars)
Long-term debt	$3,125,944	$3,074,616	$2,764,242	$2,749,452
Axeon Term Loan	$166,768	$169,551	$164,386	$169,235

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
As of June 30, 2015, the carrying amount of the receivable for the Axeon Term Loan is $169.6 million, consisting of the following: (i) the outstanding principal amount from the Axeon Term Loan of $190.0 million; (ii) plus the fair value of guarantees of $0.9 million as of June 30, 2015; and (iii) less equity losses from our investment in Axeon of $21.3 million incurred prior to the 2014 Asphalt Sale and after the carrying value of our equity investment in Axeon was reduced to zero. The carrying value of the Axeon Term Loan is included in “Other long-term assets, net” on the consolidated balance sheets. We review the financial information of Axeon monthly for possible non-payment indicators.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest Rate Risk
We are a party to certain interest rate swap agreements to manage our exposure to changes in interest rates. During the six months ended June 30, 2015, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $450.0 million. Under the terms of the swaps, we pay a fixed rate and receive a rate based on three month USD LIBOR. We entered into these swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. These swaps qualified, and we designated them, as cash flow hedges of future interest payments associated with forecasted debt issuances in 2018 and 2020. We record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive income” (AOCI), and the amount in AOCI will be recognized in “Interest expense, net” as the forecasted interest payments occur or if the interest payments are probable not to occur. We had no forward-starting interest rate swap agreements as of December 31, 2014.

Commodity Price Risk
We are exposed to market risks related to the volatility of crude oil and refined product prices. In order to reduce the risk of commodity price fluctuations with respect to our crude oil and finished product inventories and related firm commitments to purchase and/or sell such inventories, we utilize commodity futures and swap contracts, which qualify and we designate as fair value hedges. Derivatives that are intended to hedge our commodity price risk, but fail to qualify as fair value or cash flow hedges, are considered economic hedges, and we record associated gains and losses in net income. The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short open positions on an absolute basis, which totaled 6.2 million barrels and 4.7 million barrels as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, we had $1.3 million of margin deposits related to our derivative instruments and none as of December 31, 2014. The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Commodity contracts	Other current assets	$741	$5,609	$(158)	$—
Interest rate swaps - cash flow hedges	Other long-term assets, net	18,753	—	—	—
Total		19,494	5,609	(158)	—

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	12,384	38,704	(10,048)	(27,951)
Commodity contracts	Accrued liabilities	5,934	13,081	(7,849)	(17,704)
Total		18,318	51,785	(17,897)	(45,655)

Total Derivatives		$37,812	$57,394	$(18,055)	$(45,655)

Certain of our derivative instruments are eligible for offset in the consolidated balance sheets and subject to master netting arrangements. Under our master netting arrangements, there is a legally enforceable right to offset amounts, and we intend to settle such amounts on a net basis. The following are the net amounts presented on the consolidated balance sheets:

Commodity Contracts	June 30, 2015	December 31, 2014
	(Thousands of Dollars)
Net amounts of assets presented in the consolidated balance sheets	$2,919	$16,362
Net amounts of liabilities presented in the consolidated balance sheets	$(1,915)	$(4,623)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The earnings impact of our derivative activity was as follows:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Three months ended June 30, 2015:
Commodity contracts	Cost of product sales	$(6,663)	$8,407	$1,744

Three months ended June 30, 2014:
Commodity contracts	Cost of product sales	$(254)	$315	$61

Six months ended June 30, 2015:
Commodity contracts	Cost of product sales	$(4,499)	$6,731	$2,232

Six months ended June 30, 2014:
Commodity contracts	Cost of product sales	$959	$(1,782)	$(823)

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative(Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Interest expense, net (Effective Portion) (a)
	(Thousands of Dollars)
Three months ended June 30, 2015:
Interest rate swaps	$20,788	$—
Unwound interest rate swaps	$—	$(2,506)

Three months ended June 30, 2014:
Unwound interest rate swaps	$—	$(2,671)

Six months ended June 30, 2015:
Interest rate swaps	$18,753	$—
Unwound interest rate swaps	—	(5,044)

Six months ended June 30, 2014:
Unwound interest rate swaps	$—	$(5,437)

(a)	As of June 30, 2015, we expect to reclassify a loss of $9.1 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Three months ended June 30, 2015:
Commodity contracts	Cost of product sales	$(339)

Three months ended June 30, 2014:
Commodity contracts	Cost of product sales	$(4,442)

Six months ended June 30, 2015:
Commodity contracts	Cost of product sales	$(9)

Six months ended June 30, 2014:
Commodity contracts	Cost of product sales	$(4,410)

8. RELATED PARTY TRANSACTIONS

We had a payable to related party of $20.9 million and $15.1 million as of June 30, 2015 and December 31, 2014, respectively, mainly representing payroll, employee benefit plan expenses and unit-based compensation. We also had a long-term payable to related party as of June 30, 2015 and December 31, 2014 of $36.9 million and $33.5 million, respectively, representing long-term employee benefits.

The following table summarizes information pertaining to related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands of Dollars)
Revenues	$—	$—	$—	$929
Operating expenses	$34,570	$30,972	$65,857	$59,631
General and administrative expenses	$17,707	$17,448	$35,093	$31,542
Interest income	$—	$—	$—	$1,055
Revenues included in discontinued operations, net of tax	$—	$87	$—	$492
Expenses included in discontinued operations, net of tax	$—	$607	$2	$1,412

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. PARTNERS’ EQUITY

Partners’ Equity Activity
In September 2014, we sold our 75% interest in our facility in Mersin, Turkey. Therefore, we no longer have a noncontrolling interest for the three and six months ending June 30, 2015. The following table summarizes changes in the carrying amount of equity attributable to NuStar Energy L.P. partners and noncontrolling interest:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
	Total Partners’ Equity	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity
	(Thousands of Dollars)
Beginning balance	$1,725,957	$1,842,378	$1,106	$1,843,484
Net income (loss)	54,325	55,514	(115)	55,399
Other comprehensive income (loss):
Foreign currency translation adjustment	7,548	5,858	(2)	5,856
Net unrealized gain on cash flow hedges	20,788	—	—	—
Net loss on cash flow hedges reclassified into interest expense, net	2,506	2,671	—	2,671
Total other comprehensive income (loss)	30,842	8,529	(2)	8,527
Cash distributions to partners	(98,051)	(98,051)	—	(98,051)
Ending balance	$1,713,073	$1,808,370	$989	$1,809,359

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	Total Partners’ Equity	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity
	(Thousands of Dollars)
Beginning balance	$1,716,210	$1,902,136	$1,658	$1,903,794
Net income (loss)	182,224	95,258	(222)	95,036
Other comprehensive income (loss):
Foreign currency translation adjustment	(13,056)	1,618	(447)	1,171
Net unrealized gain on cash flow hedges	18,753	—	—	—
Net loss on cash flow hedges reclassified into interest expense, net	5,044	5,437	—	5,437
Total other comprehensive income (loss)	10,741	7,055	(447)	6,608
Cash distributions to partners	(196,102)	(196,102)	—	(196,102)
Other	—	23	—	23
Ending balance	$1,713,073	$1,808,370	$989	$1,809,359

Accumulated Other Comprehensive Loss
The balance of and changes in the components included in AOCI were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Total
	(Thousands of Dollars)
Balance as of January 1, 2015	$(28,839)	$(39,073)	$(67,912)
Activity	(13,056)	23,797	10,741
Balance as of June 30, 2015	$(41,895)	$(15,276)	$(57,171)

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

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands of Dollars)
Net income attributable to NuStar Energy L.P.	$54,325	$55,514	$182,224	$95,258
Less general partner incentive distribution	10,805	10,805	21,610	21,610
Net income after general partner incentive distribution	43,520	44,709	160,614	73,648
General partner interest	2%	2%	2%	2%
General partner allocation of net income after general partner incentive distribution	871	894	3,213	1,473
General partner incentive distribution	10,805	10,805	21,610	21,610
Net income applicable to general partner	$11,676	$11,699	$24,823	$23,083

Cash Distributions
The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961	$3,922	$3,922
General partner incentive distribution	10,805	10,805	21,610	21,610
Total general partner distribution	12,766	12,766	25,532	25,532
Limited partners’ distribution	85,285	85,285	170,570	170,570
Total cash distributions	$98,051	$98,051	$196,102	$196,102

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$2.190	$2.190

The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
June 30, 2015 (a)	$1.095	$98,051	August 7, 2015	August 13, 2015
March 31, 2015	$1.095	$98,051	May 8, 2015	May 14, 2015
December 31, 2014	$1.095	$98,051	February 9, 2015	February 13, 2015

(a)	The distribution was announced on July 24, 2015.

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

The following table details the calculation of earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income attributable to NuStar Energy L.P.	$54,325	$55,514	$182,224	$95,258
Less general partner distribution (including incentive distribution rights)	12,766	12,766	25,532	25,532
Less limited partner distribution	85,285	85,285	170,570	170,570
Distributions in excess of earnings	$(43,726)	$(42,537)	$(13,878)	$(100,844)

General partner earnings:
Distributions	$12,766	$12,766	$25,532	$25,532
Allocation of distributions in excess of earnings (2%)	(875)	(851)	(278)	(2,017)
Total	$11,891	$11,915	$25,254	$23,515

Limited partner earnings:
Distributions	$85,285	$85,285	$170,570	$170,570
Allocation of distributions in excess of earnings (98%)	(42,851)	(41,686)	(13,600)	(98,827)
Total	$42,434	$43,599	$156,970	$71,743

Weighted-average limited partner units outstanding	77,886,078	77,886,078	77,886,078	77,886,078

Net income per unit applicable to limited partners	$0.54	$0.56	$2.01	$0.92

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. STATEMENTS OF CASH FLOWS
Changes in current assets and current liabilities were as follows:

	Six Months Ended June 30,
	2015	2014
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$45,431	$26,688
Receivable from related parties	—	50,940
Inventories	(9,653)	25,023
Other current assets	1,711	(4,331)
Increase (decrease) in current liabilities:
Accounts payable	(34,851)	(115,727)
Payable to related party	5,175	5,979
Accrued interest payable	337	510
Accrued liabilities	(15,058)	(1,468)
Taxes other than income tax	(500)	1,040
Income tax payable	(1,094)	(1,144)
Changes in current assets and current liabilities	$(8,502)	$(12,490)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to the change in the amount accrued for capital expenditures and the effect of foreign currency translation.

Cash flows related to interest and income taxes were as follows:

	Six Months Ended June 30,
	2015	2014
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$65,378	$64,957
Cash paid for income taxes, net of tax refunds received	$6,335	$8,069

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands of Dollars)
Revenues:
Pipeline	$122,210	$117,798	$246,635	$220,757
Storage:
Third parties	150,812	138,296	294,897	262,650
Intersegment	6,830	6,690	13,079	13,973
Related party	—	—	—	929
Total storage	157,642	144,986	307,976	277,552
Fuels Marketing	297,589	493,651	584,023	1,114,622
Consolidation and intersegment eliminations	(6,830)	(6,690)	(13,079)	(13,973)
Total revenues	$570,611	$749,745	$1,125,555	$1,598,958

Operating income:
Pipeline	$64,820	$60,236	$133,460	$113,226
Storage	53,751	50,007	101,729	92,014
Fuels marketing	2,650	4,821	12,575	14,379
Consolidation and intersegment eliminations	(1)	7	42	(10)
Total segment operating income	121,220	115,071	247,806	219,609
General and administrative expenses	26,693	23,163	51,746	44,019
Other depreciation and amortization expense	2,122	2,554	4,374	5,133
Total operating income	$92,405	$89,354	$191,686	$170,457

Total assets by reportable segment were as follows:

	June 30, 2015	December 31, 2014
	(Thousands of Dollars)
Pipeline	$1,999,783	$1,962,821
Storage	2,457,089	2,241,573
Fuels marketing	193,857	227,642
Total segment assets	4,650,729	4,432,036
Other partnership assets	522,326	486,760
Total consolidated assets	$5,173,055	$4,918,796

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

Condensed Consolidating Balance Sheets
June 30, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$864	$6	$—	$110,767	$—	$111,637
Receivables, net	—	605	—	163,798	—	164,403
Inventories	—	2,239	3,544	59,563	—	65,346
Other current assets	44	14,095	1,694	18,405	(45)	34,193
Intercompany receivable	—	1,568,515	—	—	(1,568,515)	—
Total current assets	908	1,585,460	5,238	352,533	(1,568,560)	375,579
Property, plant and equipment, net	—	1,881,894	557,790	1,201,394	—	3,641,078
Intangible assets, net	—	52,381	—	66,550	—	118,931
Goodwill	—	149,453	170,652	384,299	—	704,404
Investment in wholly owned subsidiaries	2,276,722	50,416	1,004,729	946,218	(4,278,085)	—
Deferred income tax asset	—	—	—	4,639	(1,179)	3,460
Other long-term assets, net	731	288,003	26,329	14,540	—	329,603
Total assets	$2,278,361	$4,007,607	$1,764,738	$2,970,173	$(5,847,824)	$5,173,055
Liabilities and Partners’ Equity
Payables	$—	$52,792	$7,396	$68,090	$—	$128,278
Short-term debt	—	46,000	—	—	—	46,000
Accrued interest payable	—	33,659	—	23	—	33,682
Accrued liabilities	712	19,979	6,842	20,748	—	48,281
Taxes other than income tax	—	5,738	3,839	4,280	—	13,857
Income tax payable	—	—	4	1,396	(45)	1,355
Intercompany payable	507,405	—	791,246	269,864	(1,568,515)	—
Total current liabilities	508,117	158,168	809,327	364,401	(1,568,560)	271,453
Long-term debt	—	2,985,716	—	88,900	—	3,074,616
Long-term payable to related party	—	31,452	—	5,442	—	36,894
Deferred income tax liability	—	1,143	36	25,791	(1,179)	25,791
Other long-term liabilities	—	16,258	9,066	25,904	—	51,228
Total partners’ equity	1,770,244	814,870	946,309	2,459,735	(4,278,085)	1,713,073
Total liabilities and partners’ equity	$2,278,361	$4,007,607	$1,764,738	$2,970,173	$(5,847,824)	$5,173,055

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended June 30, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$137,170	$48,722	$385,331	$(612)	$570,611
Costs and expenses	438	76,335	31,740	370,306	(613)	478,206
Operating (loss) income	(438)	60,835	16,982	15,025	1	92,405
Equity in earnings (loss) of subsidiaries	54,763	(1,224)	12,636	29,664	(95,839)	—
Interest (expense) income, net	—	(32,779)	55	(100)	—	(32,824)
Other (expense) income, net	—	(665)	7	(1,494)	—	(2,152)
Income from continuing operations before income tax expense	54,325	26,167	29,680	43,095	(95,838)	57,429
Income tax expense	—	1,082	18	2,004	—	3,104
Net income	$54,325	$25,085	$29,662	$41,091	$(95,838)	$54,325

Comprehensive income	$54,325	$48,379	$29,662	$48,639	$(95,838)	$85,167

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended June 30, 2014
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$126,744	$57,038	$566,369	$(406)	$749,745
Costs and expenses	400	71,471	35,808	553,124	(412)	660,391
Operating (loss) income	(400)	55,273	21,230	13,245	6	89,354
Equity in earnings (loss) of subsidiaries	55,914	(3,643)	16,018	37,259	(105,548)	—
Equity in earnings of joint venture	—	—	—	3,294	—	3,294
Interest (expense) income, net	—	(33,318)	8	188	—	(33,122)
Other income (expense), net	—	549	3	(1,026)	—	(474)
Income from continuing operations before income tax expense	55,514	18,861	37,259	52,960	(105,542)	59,052
Income tax expense	—	217	2	1,646	—	1,865
Income from continuing operations	55,514	18,644	37,257	51,314	(105,542)	57,187
Loss from discontinued operations, net of tax	—	—	—	(1,788)	—	(1,788)
Net income	55,514	18,644	37,257	49,526	(105,542)	55,399
Less net loss attributable to noncontrolling interest	—	—	—	(115)	—	(115)
Net income attributable to NuStar Energy L.P.	$55,514	$18,644	$37,257	$49,641	$(105,542)	$55,514

Comprehensive income	$55,514	$20,914	$37,257	$55,783	$(105,542)	$63,926
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(117)	—	(117)
Comprehensive income attributable to NuStar Energy L.P.	$55,514	$20,914	$37,257	$55,900	$(105,542)	$64,043

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Six Months Ended June 30, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$271,206	$101,296	$753,992	$(939)	$1,125,555
Costs and expenses	928	149,241	64,864	719,818	(982)	933,869
Operating (loss) income	(928)	121,965	36,432	34,174	43	191,686
Equity in earnings (loss) of subsidiaries	183,152	(5,388)	94,335	130,937	(403,036)	—
Interest (expense) income, net	—	(64,953)	174	(82)	—	(64,861)
Other income, net	—	675	9	59,432	—	60,116
Income from continuing operations before income tax expense	182,224	52,299	130,950	224,461	(402,993)	186,941
Income tax expense	—	56	18	5,417	—	5,491
Income from continuing operations	182,224	52,243	130,932	219,044	(402,993)	181,450
Income from discontinued operations, net of tax	—	—	—	774	—	774
Net income	$182,224	$52,243	$130,932	$219,818	$(402,993)	$182,224

Comprehensive income	$182,224	$76,040	$130,932	$206,762	$(402,993)	$192,965

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Six Months Ended June 30, 2014
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$234,963	$109,459	$1,262,933	$(8,397)	$1,598,958
Costs and expenses	873	132,052	68,763	1,235,200	(8,387)	1,428,501
Operating (loss) income	(873)	102,911	40,696	27,733	(10)	170,457
Equity in earnings (loss) of subsidiaries	96,132	(859)	28,472	69,174	(192,919)	—
Equity in (loss) earnings of joint ventures	—	(8,278)	—	7,266	—	(1,012)
Interest (expense) income, net	—	(66,815)	22	309	—	(66,484)
Other income (expense), net	—	542	(16)	2,678	—	3,204
Income from continuing operations before income tax expense	95,259	27,501	69,174	107,160	(192,929)	106,165
Income tax expense	1	408	3	5,570	—	5,982
Income from continuing operations	95,258	27,093	69,171	101,590	(192,929)	100,183
Loss from discontinued operations, net of tax	—	(168)	—	(4,979)	—	(5,147)
Net income	95,258	26,925	69,171	96,611	(192,929)	95,036
Less net loss attributable to noncontrolling interest	—	—	—	(222)	—	(222)
Net income attributable to NuStar Energy L.P.	$95,258	$26,925	$69,171	$96,833	$(192,929)	$95,258

Comprehensive income	$95,258	$31,668	$69,171	$98,476	$(192,929)	$101,644
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(669)	—	(669)
Comprehensive income attributable to NuStar Energy L.P.	$95,258	$31,668	$69,171	$99,145	$(192,929)	$102,313

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$194,802	$73,389	$52,154	$211,006	$(294,164)	$237,187
Cash flows from investing activities:
Capital expenditures	—	(108,591)	(12,344)	(32,686)	—	(153,621)
Change in accounts payable related to capital expenditures	—	(8,082)	506	(378)	—	(7,954)
Acquisitions	—	—	—	(142,500)	—	(142,500)
Investment in other long-term assets	—	—	—	(3,444)	—	(3,444)
Proceeds from sale or disposition of assets	—	62	14	1,231	—	1,307
Net cash used in investing activities	—	(116,611)	(11,824)	(177,777)	—	(306,212)
Cash flows from financing activities:
Debt borrowings	—	952,835	—	88,900	—	1,041,735
Debt repayments	—	(733,292)	—	—	—	(733,292)
Distributions to unitholders and general partner	(196,102)	(98,051)	(98,051)	(98,062)	294,164	(196,102)
Net intercompany activity	1,241	(72,816)	57,721	13,854	—	—
Other, net	—	(5,454)	—	(8,806)	—	(14,260)
Net cash (used in) provided by financing activities	(194,861)	43,222	(40,330)	(4,114)	294,164	98,081
Effect of foreign exchange rate changes on cash	—	—	—	(5,331)	—	(5,331)
Net (decrease) increase in cash and cash equivalents	(59)	—	—	23,784	—	23,725
Cash and cash equivalents as of the beginning of the period	923	6	—	86,983	—	87,912
Cash and cash equivalents as of the end of the period	$864	$6	$—	$110,767	$—	$111,637

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2014
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$194,985	$57,932	$68,634	$123,974	$(245,143)	$200,382
Cash flows from investing activities:
Capital expenditures	—	(82,959)	(3,927)	(31,986)	—	(118,872)
Change in accounts payable related to capital expenditures	—	(4,182)	(500)	(9,133)	—	(13,815)
Proceeds from sale or disposition of assets	—	651	5	13,785	—	14,441
Increase in note receivable from Axeon	—	(13,328)	—	—	—	(13,328)
Other, net	—	(46)	—	—	23	(23)
Net cash used in investing activities	—	(99,864)	(4,422)	(27,334)	23	(131,597)
Cash flows from financing activities:
Debt borrowings	—	439,717	—	—	—	439,717
Debt repayments	—	(366,433)	—	—	—	(366,433)
Distributions to unitholders and general partner	(196,102)	(147,076)	(49,026)	(49,041)	245,143	(196,102)
Net intercompany activity	1,126	90,600	(15,186)	(76,540)	—	—
Other, net	—	2,824	—	197	(23)	2,998
Net cash (used in) provided by financing activities	(194,976)	19,632	(64,212)	(125,384)	245,120	(119,820)
Effect of foreign exchange rate changes on cash	—	—	—	(632)	—	(632)
Net increase (decrease) in cash and cash equivalents	9	(22,300)	—	(29,376)	—	(51,667)
Cash and cash equivalents as of the beginning of the period	904	22,307	—	77,532	—	100,743
Cash and cash equivalents as of the end of the period	$913	$7	$—	$48,156	$—	$49,076

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 14.9% total interest in us as of June 30, 2015. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in seven sections:

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

In connection with the Linden Acquisition, we ceased applying the equity method of accounting and consolidated Linden, which is included in our storage segment. The condensed consolidated statements of comprehensive income include the results of operations for Linden commencing on January 2, 2015. On the acquisition date, we remeasured our existing 50% equity investment in Linden to its fair value of $128.0 million and we recognized a gain of $56.3 million in “Other (expense) income, net” in the condensed consolidated statements of comprehensive income for the six months ended June 30, 2015. Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of the Linden Acquisition.

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
Pipeline. We own refined product pipelines covering approximately 5,463 miles of pipelines, which consist of Central West System refined product pipelines, the East Pipeline and the North Pipeline. The East and North Pipelines have storage capacity of approximately 6.3 million barrels. In addition, we own a 2,000 mile anhydrous ammonia pipeline (the Ammonia Pipeline) and 1,188 miles of Central West System crude oil pipelines including approximately 4.0 million barrels of storage capacity. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Change
	2015	2014
Statement of Income Data:
Revenues:
Service revenues	$274,581	$259,562	$15,019
Product sales	296,030	490,183	(194,153)
Total revenues	570,611	749,745	(179,134)

Costs and expenses:
Cost of product sales	281,610	473,755	(192,145)
Operating expenses	117,138	115,537	1,601
General and administrative expenses	26,693	23,163	3,530
Depreciation and amortization expense	52,765	47,936	4,829
Total costs and expenses	478,206	660,391	(182,185)

Operating income	92,405	89,354	3,051
Equity in earnings of joint ventures	—	3,294	(3,294)
Interest expense, net	(32,824)	(33,122)	298
Other expense, net	(2,152)	(474)	(1,678)
Income from continuing operations before income tax expense	57,429	59,052	(1,623)
Income tax expense	3,104	1,865	1,239
Income from continuing operations	54,325	57,187	(2,862)
Loss from discontinued operations, net of tax	—	(1,788)	1,788
Net income	$54,325	$55,399	$(1,074)
Net income (loss) per unit applicable to limited partners:
Continuing operations	$0.54	$0.58	$(0.04)
Discontinued operations	—	(0.02)	0.02
Total	$0.54	$0.56	$(0.02)
Weighted-average limited partner units outstanding	77,886,078	77,886,078	—

Highlights
Net income decreased $1.1 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Segment operating income increased $6.1 million, resulting mainly from improvements in the pipeline and storage segments. This increase was offset by an increase of $3.5 million in general and administrative expenses, as well as a $3.3 million decrease in equity in earnings of joint ventures resulting from the Linden Acquisition.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended June 30,		Change
	2015	2014
Pipeline:
Refined products pipelines throughput (barrels/day)	499,333	521,391	(22,058)
Crude oil pipelines throughput (barrels/day)	468,431	427,122	41,309
Total throughput (barrels/day)	967,764	948,513	19,251
Throughput revenues	$122,210	$117,798	$4,412
Operating expenses	36,634	38,072	(1,438)
Depreciation and amortization expense	20,756	19,490	1,266
Segment operating income	$64,820	$60,236	$4,584
Storage:
Throughput (barrels/day)	957,452	894,194	63,258
Throughput revenues	$34,623	$31,216	$3,407
Storage lease revenues	123,019	113,770	9,249
Total revenues	157,642	144,986	12,656
Operating expenses	74,004	69,091	4,913
Depreciation and amortization expense	29,887	25,888	3,999
Segment operating income	$53,751	$50,007	$3,744
Fuels Marketing:
Product sales and other revenue	$297,589	$493,651	$(196,062)
Cost of product sales	285,862	477,830	(191,968)
Gross margin	11,727	15,821	(4,094)
Operating expenses	9,077	10,996	(1,919)
Depreciation and amortization expense	—	4	(4)
Segment operating income	$2,650	$4,821	$(2,171)
Consolidation and Intersegment Eliminations:
Revenues	$(6,830)	$(6,690)	$(140)
Cost of product sales	(4,252)	(4,075)	(177)
Operating expenses	(2,577)	(2,622)	45
Total	$(1)	$7	$(8)
Consolidated Information:
Revenues	$570,611	$749,745	$(179,134)
Cost of product sales	281,610	473,755	(192,145)
Operating expenses	117,138	115,537	1,601
Depreciation and amortization expense	50,643	45,382	5,261
Segment operating income	121,220	115,071	6,149
General and administrative expenses	26,693	23,163	3,530
Other depreciation and amortization expense	2,122	2,554	(432)
Consolidated operating income	$92,405	$89,354	$3,051

Pipeline
Revenues increased $4.4 million and throughputs increased 19,251 barrels per day for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to:

•
an increase in revenues of $6.9 million and an increase in throughputs of 53,837 barrels per day on crude oil pipelines that serve Eagle Ford Shale production, primarily resulting from continued growth in the region and the completion of expansion projects in 2014 and 2015 that increased our overall capacity; and

•
an increase in revenues of $1.5 million and an increase in throughputs of 2,443 barrels per day on product pipelines serving the McKee refinery due to increased production by the McKee refinery in 2015.

The increases in pipeline revenues and throughputs were partially offset by decreases in revenues and throughputs from our East Pipeline and Ammonia Pipeline. East Pipeline revenues decreased $3.2 million and throughputs decreased 24,455 barrels per day due to turnarounds at refineries served by the East Pipeline, unfavorable pricing differentials in markets served by the East Pipeline and heavy rainfall that negatively affected demand related to the planting season. The heavy rainfall also negatively affected demand for ammonia, which, coupled with operational issues on the Ammonia Pipeline, caused a decrease in revenues of $0.9 million and a decrease in throughputs of 6,015 barrels per day.

Operating expenses decreased $1.4 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to reduced maintenance and regulatory expenses for our East and Ammonia Pipelines.

Depreciation and amortization expense increased $1.3 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, mainly due to the completion of various projects that serve Eagle Ford Shale production.

Storage
Throughput revenues increased $3.4 million and throughputs increased 63,258 barrels per day for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to:

•
an increase in revenues of $1.4 million and an increase in throughputs of 47,492 barrels per day at our Corpus Christi North Beach terminal due to an increase in Eagle Ford Shale crude oil being shipped to Corpus Christi and the completion of related expansion projects in 2014;

•	an increase in revenues of $1.3 million and an increase in throughputs of 7,120 barrels per day at our Paulsboro and McKee system terminals, primarily due to increased demand in those markets; and

•
an increase in revenues of $0.4 million and an increase in throughputs of 12,846 barrels per day due to increased production at the refinery served by our Corpus Christi crude oil storage tank facility.

Storage lease revenues increased $9.2 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to:

•	an increase of $10.1 million as a result of the Linden Acquisition; and

•	an increase of $1.4 million at our St. Eustatius terminal facility, mainly due to higher ancillary activity and storage rate escalations.

The increases in storage lease revenues were partially offset by a decrease of $3.2 million at our UK and Amsterdam terminal facilities, primarily due to the effect of foreign exchange rates.

Operating expenses increased $4.9 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to:

•	an increase of $3.8 million as a result of the Linden Acquisition; and

•	an increase of $2.4 million in maintenance and regulatory expenses, mainly at our St. James and UK terminal facilities.

The increases in storage operating expenses were partially offset by a decrease of $0.9 million in contract services at our St. James terminal facility due to the reduction in unit train activity.

Depreciation and amortization expense increased $4.0 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, mainly due to the assets associated with the Linden Acquisition.

Fuels Marketing
Segment operating income decreased $2.2 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to lower margins on refined product sales.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses increased $3.5 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, mainly due to:

•
a $1.5 million increase as a result of the termination of a services agreement between Axeon and NuStar GP, LLC in June 2014, under which Axeon reimbursed us for certain corporate support services; and

•	a $0.9 million increase in salaries and wages primarily resulting from higher employee benefit costs.

Equity in earnings of joint ventures relates to our equity investment in Linden prior to the Linden Acquisition.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Six Months Ended June 30,		Change
	2015	2014
Statement of Income Data:
Revenues:
Service revenues	$544,554	$488,900	$55,654
Product sales	581,001	1,110,058	(529,057)
Total revenues	1,125,555	1,598,958	(473,403)

Costs and expenses:
Cost of product sales	544,116	1,068,714	(524,598)
Operating expenses	232,785	221,602	11,183
General and administrative expenses	51,746	44,019	7,727
Depreciation and amortization expense	105,222	94,166	11,056
Total costs and expenses	933,869	1,428,501	(494,632)

Operating income	191,686	170,457	21,229
Equity in loss of joint ventures	—	(1,012)	1,012
Interest expense, net	(64,861)	(67,539)	2,678
Interest income from related party	—	1,055	(1,055)
Other income, net	60,116	3,204	56,912
Income from continuing operations before income tax expense	186,941	106,165	80,776
Income tax expense	5,491	5,982	(491)
Income from continuing operations	181,450	100,183	81,267
Income (loss) from discontinued operations, net of tax	774	(5,147)	5,921
Net income	$182,224	$95,036	$87,188

Net income (loss) per unit applicable to limited partners:
Continuing operations	$2.00	$0.98	$1.02
Discontinued operations	0.01	(0.06)	0.07
Total	$2.01	$0.92	$1.09
Weighted-average limited partner units outstanding	77,886,078	77,886,078	—

Highlights
Net income increased $87.2 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, mainly due to a $56.3 million gain associated with the Linden Acquisition and an increase of $28.2 million in segment operating income, resulting mainly from improvements in the pipeline and storage segments.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Six Months Ended June 30,		Change
	2015	2014
Pipeline:
Refined products pipelines throughput (barrels/day)	502,838	497,315	5,523
Crude oil pipelines throughput (barrels/day)	487,246	393,457	93,789
Total throughput (barrels/day)	990,084	890,772	99,312
Throughput revenues	$246,635	$220,757	$25,878
Operating expenses	71,942	69,689	2,253
Depreciation and amortization expense	41,233	37,842	3,391
Segment operating income	$133,460	$113,226	$20,234
Storage:
Throughput (barrels/day)	919,075	857,967	61,108
Throughput revenues	$66,314	$58,686	$7,628
Storage lease revenues	241,662	218,866	22,796
Total revenues	307,976	277,552	30,424
Operating expenses	146,632	134,358	12,274
Depreciation and amortization expense	59,615	51,180	8,435
Segment operating income	$101,729	$92,014	$9,715
Fuels Marketing:
Product sales and other revenue	$584,023	$1,114,622	$(530,599)
Cost of product sales	552,080	1,077,305	(525,225)
Gross margin	31,943	37,317	(5,374)
Operating expenses	19,368	22,927	(3,559)
Depreciation and amortization expense	—	11	(11)
Segment operating income	$12,575	$14,379	$(1,804)
Consolidation and Intersegment Eliminations:
Revenues	$(13,079)	$(13,973)	$894
Cost of product sales	(7,964)	(8,591)	627
Operating expenses	(5,157)	(5,372)	215
Total	$42	$(10)	$52
Consolidated Information:
Revenues	$1,125,555	$1,598,958	$(473,403)
Cost of product sales	544,116	1,068,714	(524,598)
Operating expenses	232,785	221,602	11,183
Depreciation and amortization expense	100,848	89,033	11,815
Segment operating income	247,806	219,609	28,197
General and administrative expenses	51,746	44,019	7,727
Other depreciation and amortization expense	4,374	5,133	(759)
Consolidated operating income	$191,686	$170,457	$21,229

Pipeline
Revenues increased $25.9 million and throughputs increased 99,312 barrels per day for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to:

•
an increase in revenues of $20.2 million and an increase in throughputs of 81,764 barrels per day on crude oil pipelines that serve Eagle Ford Shale production, primarily resulting from continued growth in the region and the completion of expansion projects in 2014 and 2015 that increased our overall capacity; and

•
an increase in revenues of $8.1 million and an increase in throughputs of 30,177 barrels per day mainly as a result of a turnaround during the first quarter of 2014 at the refinery served by our McKee system.

The increases in pipeline revenues and throughputs were partially offset by a decrease in revenues of $3.0 million and a decrease in throughputs of 12,175 barrels per day due to turnarounds at refineries served by the East Pipeline, unfavorable pricing differentials in markets served by the East Pipeline and heavy rainfall that negatively affected demand related to the planting season.

Operating expenses increased $2.3 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to an increase in power costs of $1.3 million resulting from the increase in throughputs on pipelines that serve Eagle Ford Shale production in South Texas. In addition, ad valorem taxes increased $1.0 million mainly on our East Pipeline and North Pipeline, as a result of changes in valuations and tax rates.

Depreciation and amortization expense increased $3.4 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, mainly due to the completion of various projects that serve Eagle Ford Shale production.

Storage
Throughput revenues increased $7.6 million and throughputs increased 61,108 barrels per day for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to:

•
an increase in revenues of $4.0 million and an increase in throughputs of 56,952 barrels per day at our Corpus Christi North Beach terminal due to an increase in Eagle Ford Shale crude oil being shipped to Corpus Christi and the completion of related expansion projects in 2014;

•
an increase in revenues of $2.5 million and an increase in throughputs of 21,251 barrels per day as a result of turnarounds during the first quarter of 2014 at the refineries served by our Benicia crude oil storage tank facility and McKee system terminals; and

•	an increase in revenues of $0.9 million and an increase in throughputs of 2,823 barrels per day at our Paulsboro Terminal due to increased demand.

The increases in storage throughput revenues and throughputs were partially offset by a decrease in revenues of $0.5 million and a decrease in throughputs of 24,391 barrels per day as a result of a turnaround during the first quarter of 2015 at the refinery served by our Texas City crude oil storage tank facility.

Storage lease revenues increased $22.8 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to:

•	an increase of $20.1 million as a result of the Linden Acquisition; and

•
an increase of $10.1 million at our St. Eustatius terminal facility, mainly due to higher ancillary activity and a full six months of storage revenue in 2015 as previously idled tanks were leased beginning in March 2014.

The increases in storage lease revenues were partially offset by a decrease of $6.3 million at our UK and Amsterdam terminal facilities, primarily due to the effect of foreign exchange rates.

Operating expenses increased $12.3 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to:

•	an increase of $6.8 million as a result of the Linden Acquisition;

•	an increase of $4.5 million in regulatory and maintenance expenses, mainly at our St. James, St. Eustatius and UK terminal facilities; and

•	an increase of $2.8 million associated with property taxes at our St. Eustatius terminal facility.

Partially offsetting the increase in operating expense was lower power expense of $1.7 million due to decreased activity at several terminal facilities.

Depreciation and amortization expense increased $8.4 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, mainly due to the assets associated with the Linden Acquisition.

Fuels Marketing
Segment operating income decreased $1.8 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, mainly due to lower product margins from our refined product sales and fuel oil trading. Those declines were partially offset by increased operating income from our bunker fuel operations, mainly resulting from improved product margins at our St. Eustatius facility and decreased vessel lease and fuel costs.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses increased $7.7 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, mainly due to:

•	a $3.2 million increase in salaries and wages primarily resulting from higher employee benefit costs; and

•	a $3.1 million increase as a result of the termination of a services agreement between Axeon and NuStar GP, LLC in June 2014, under which Axeon reimbursed us for certain corporate support services.

Equity in loss of joint ventures primarily relates to our equity investment in Axeon prior to the 2014 Asphalt Sale.

Interest expense, net decreased $2.7 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, mainly due to increased interest income from our $190.0 million term loan to Axeon (the Axeon Term Loan) and higher capitalized interest resulting from increased capital projects. The decrease in interest expense, net was partially offset by increased interest costs associated with higher borrowings under our revolving credit agreement.

Other income, net increased $56.9 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, mainly due to the $56.3 million gain associated with the Linden Acquisition.

For the six months ended June 30, 2015, we recorded income from discontinued operations of $0.8 million, compared to a loss from discontinued operations of $5.1 million for the six months ended June 30, 2014. Discontinued operations include the results of operations of certain storage assets that were divested in 2014 and the first quarter of 2015.

TRENDS AND OUTLOOK
Our outlook for the partnership, both overall and for any of our segments, may change, as we base our expectations on our continuing evaluation of a number of factors, many of which are outside our control, including the price of crude oil, the state of the economy, changes to refinery maintenance schedules, demand for crude oil, refined products and anhydrous ammonia, demand for our transportation and storage services and changes in laws or regulations affecting our assets.

The decline in crude oil prices in late 2014 and early 2015 has not significantly reduced the demand for our transportation services, but, if crude oil prices remain low, it could result in significant reduction in exploration and development activity, leading to lower production volumes in markets served by our pipelines.  We believe that the Eagle Ford Shale region, with its close proximity to the Gulf Coast, offers transportation cost savings, which preserve favorable production economics even at lower crude oil prices, as compared with other shale regions, and our Eagle Ford Shale assets and our Corpus Christi North Beach terminal facility have not experienced a significant impact from the decline in crude oil prices.  The contractual volume commitments we have on many of our pipelines also somewhat mitigates the impact of low crude prices during the term of those contracts.  However, our asset location and long-term contracts could eventually not be enough to insulate against a protracted period of depressed crude oil prices, which could have a negative impact on demand and our future earnings.

We expect that our reliability capital spending will increase significantly in the last half of the year due to required tank inspections and various other regulatory requirements.

Pipeline Segment
We expect our pipeline segment to continue to benefit from pipeline expansion projects completed in 2014 and the first half of 2015 that increased our Eagle Ford system’s overall capacity. In addition, we expect the remainder of the year to benefit from the July 1, 2015 tariff increase on our pipelines subject to regulation by the Federal Energy Regulatory Commission (FERC). Although turnaround activity at some of our customers’ refineries and a seasonal increase in maintenance expenses are expected to negatively impact our third quarter results, we expect the pipeline segment earnings for third quarter 2015 to slightly exceed third quarter 2014 and second quarter 2015. We expect our full-year earnings for 2015 to exceed 2014 mainly due to the benefit of increased capacity in our Eagle Ford system and the FERC pipeline tariff increase.

Storage Segment
We expect storage segment earnings for third quarter 2015 and full-year 2015 to exceed the comparable periods in 2014 due to the Linden Acquisition in January 2015, higher throughputs at our North Beach terminal as a result of the increase in Eagle Ford Shale crude oil being shipped to Corpus Christi and favorable renewals of storage contracts at several of our terminal facilities. However, lower throughputs at some of our terminal locations could have a negative impact on our earnings in the storage segment. Therefore, we expect our storage segment earnings for third quarter 2015 to be lower than second quarter 2015.

Fuels Marketing Segment
We expect third quarter 2015 results for our fuels marketing segment to be comparable to second quarter 2015 and lower than third quarter 2014. We expect full-year 2015 results in this segment to be comparable to 2014 results. However, earnings in this segment, as in any margin-based business, are subject to many factors that can increase or reduce margins, which may cause the segment’s actual results to vary significantly from our forecast.

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

Sources of Funds. Each year, our objective is to fund our annual total operating expenses, interest expense, reliability capital expenditures and distribution requirements with our net cash provided by operating activities during that year. If we do not generate sufficient cash from operations to meet that objective, we utilize other sources of cash flow, which in the past have primarily included borrowings under our revolving credit agreement, sales of non-strategic assets and, to the extent necessary, funds raised through equity or debt offerings under our shelf registration statements. Additionally, we typically fund our strategic capital expenditures and acquisitions from external sources, primarily borrowings under our revolving credit agreement or funds raised through equity or debt offerings. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control. Our risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 describe the risks inherent to these sources of funding and the availability thereof.

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

Cash Flows for the Six Months Ended June 30, 2015 and 2014
The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2015	2014
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$237,187	$200,382
Investing activities	(306,212)	(131,597)
Financing activities	98,081	(119,820)
Effect of foreign exchange rate changes on cash	(5,331)	(632)
Net increase (decrease) in cash and cash equivalents	$23,725	$(51,667)

Net cash provided by operating activities for the six months ended June 30, 2015 was $237.2 million, compared to $200.4 million for the six months ended June 30, 2014 primarily due to higher net income in 2015. In addition, our working capital increased by $8.5 million for the six months ended June 30, 2015, compared to $12.5 million for the six months ended June 30, 2014.

For the six months ended June 30, 2015, net cash provided by operating activities was used to fund our distributions and reliability capital expenditures. Proceeds from debt borrowings, net of repayments, were used to fund the Linden Acquisition and strategic capital expenditures.

For the six months ended June 30, 2014, net cash provided by operating activities and cash on hand were used to fund our distributions and reliability capital expenditures. Proceeds from long-term debt borrowings, net of repayments, combined with cash on hand, were used to fund strategic capital expenditures and advances to Axeon before the 2014 Asphalt Sale.

Revolving Credit Agreement
As of June 30, 2015, our consolidated debt coverage ratio could not exceed 5.50-to-1.00. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under our revolving credit agreement to an amount less than the total amount available for borrowing. As of June 30, 2015, our consolidated debt coverage ratio was 4.3x, and we had $566.7 million available for borrowing. Letters of credit issued under our revolving credit agreement totaled $93.2 million as of June 30, 2015. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on our revolving credit agreement.

LOC Agreement
In June 2015, we entered into a $100.0 million uncommitted letter of credit agreement, with a term of up to one year (LOC Agreement), to increase availability under our revolving credit agreement. Any letters of credit issued under the LOC Agreement will not reduce availability under our revolving credit agreement. As of June 30, 2015, we issued $5.3 million of letters of credit under the LOC Agreement.

Receivables Financing Agreement
On June 15, 2015, NuStar Energy L.P. and NuStar Finance LLC, a newly formed special purpose entity and wholly owned subsidiary of NuStar Logistics, entered into a $125.0 million receivables financing agreement with third-party lenders (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries (collectively with the Receivables Financing Agreement, the Securitization Program). The amount available for borrowing is based on the availability of eligible receivables and other customary factors and conditions. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion.

Short-term Lines of Credit
As of June 30, 2015, we had two short-term line of credit agreements with an aggregate uncommitted borrowing capacity of up to $80.0 million. These agreements allow us to better manage the fluctuations in our daily cash requirements and minimize our excess cash balances. The interest rate and maturity vary and are determined at the time of the borrowing. We had $46.0 million outstanding under these short-term lines of credit as of June 30, 2015.

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

During the six months ended June 30, 2015, our reliability capital expenditures totaled $12.8 million, primarily related to dry-docking costs on one of our marine vessels and maintenance upgrade projects at our terminals. Strategic capital expenditures for the six months ended June 30, 2015 totaled $286.7 million and were primarily related to the Linden Acquisition, projects associated with Eagle Ford Shale region in South Texas and the reactivation and conversion of our 200-mile pipeline between Mont Belvieu and Corpus Christi, TX.

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

For the full year 2015, we expect to incur approximately $465.0 million to $495.0 million of capital expenditures, including approximately $35.0 million to $45.0 million for reliability capital expenditures and $430.0 million to $450.0 million for strategic capital expenditures, including acquisitions. We continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2015 may increase or decrease from the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2015, and our internal growth projects can be accelerated or scaled back depending on the condition of the capital markets.

Working Capital Requirements
Working capital requirements, mainly in our fuels marketing segment, may vary with the seasonality of demand for the products we market. This seasonality in demand affects our accounts receivable and accounts payable balances, which vary depending on the timing of payments.

Axeon Term Loan and Credit Support
We are a party to the Axeon Term Loan, and we provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million to Axeon. As of June 30, 2015, we provided guarantees for Axeon with an aggregate maximum potential exposure of $39.0 million, plus two guarantees to suppliers that do not specify a maximum amount, but for which we believe any amounts due would be minimal. As of June 30, 2015, we have also provided $90.0 million in letters of credit on behalf of Axeon. Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of the Axeon Term Loan and credit support.

Distributions
The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961	$3,922	$3,922
General partner incentive distribution	10,805	10,805	21,610	21,610
Total general partner distribution	12,766	12,766	25,532	25,532
Limited partners’ distribution	85,285	85,285	170,570	170,570
Total cash distributions	$98,051	$98,051	$196,102	$196,102

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$2.190	$2.190

Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
June 30, 2015 (a)	$1.095	$98,051	August 7, 2015	August 13, 2015
March 31, 2015	$1.095	$98,051	May 8, 2015	May 14, 2015
December 31, 2014	$1.095	$98,051	February 9, 2015	February 13, 2015

(a)	The distribution was announced on July 24, 2015.

Debt Obligations
As of June 30, 2015, we were a party to the following debt agreements:

•	revolving credit agreement due October 29, 2019, with a balance of $840.1 million as of June 30, 2015;

•
7.65% senior notes due April 15, 2018 with a face value of $350.0 million; 4.80% senior notes due September 1, 2020 with a face value of $450.0 million; 6.75% senior notes due February 1, 2021 with a face value of $300.0 million; 4.75% senior notes due February 1, 2022 with a face value of $250.0 million; and 7.625% subordinated notes due January 15, 2043 with a face value of $402.5 million;

•	$365.4 million Gulf Opportunity Zone Revenue Bonds due from 2038 to 2041;

•	$80.0 million line of credit agreements with $46.0 million outstanding as of June 30, 2015; and

•	Receivables Financing Agreement due June 15, 2018, with $88.9 million of borrowings outstanding as of June 30, 2015.

Management believes that, as of June 30, 2015, we are in compliance with all ratios and covenants contained in our debt instruments. However, a default under any of our debt instruments would be considered an event of default under all of our debt instruments. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on certain of our debt agreements.

Interest Rate Swaps
We are a party to forward-starting interest rate swap agreements for the purpose of hedging interest rate risk. During the six months ended June 30, 2015, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $450.0 million. We had no forward-starting interest rate swap agreements as of December 31, 2014. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

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

Interest Rate Risk
We manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, we utilize forward-starting interest rate swap agreements to lock in the rate on the interest payments related to forecasted debt issuances. Borrowings under our revolving credit agreement and the Gulf Opportunity Zone Revenue Bonds expose us to increases in interest rates. During the six months ended June 30, 2015, we entered into forward-starting interest rate swap agreements. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps. The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt:

	June 30, 2015
	Expected Maturity Dates
	2015	2016	2017	2018	2019	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$—	$—	$—	$350,000	$—	$1,402,500	$1,752,500	$1,830,403
Weighted-average interest rate	—	—	—	8.2%	—	6.0%	6.4%
Variable rate	$—	$—	$—	$88,900	$840,119	$365,440	$1,294,459	$1,295,541
Weighted-average interest rate	—	—	—	1.1%	1.9%	0.1%	1.4%

	December 31, 2014
	Expected Maturity Dates
	2015	2016	2017	2018	2019	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$—	$—	$—	$350,000	$—	$1,402,500	$1,752,500	$1,796,536
Weighted-average interest rate	—	—	—	8.2%	—	6.0%	6.4%
Variable rate	$—	$—	$—	$—	$601,496	$365,440	$966,936	$967,706
Weighted-average interest rate	—	—	—	—	2.0%	0.1%	1.2%

The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount	Period of Hedge	Weighted-Average Fixed Rate	Fair Value
June 30, 2015			June 30, 2015
(Thousands of Dollars)			(Thousands of Dollars)
$200,000	04/2018 - 04/2028	2.6%	$8,287
250,000	09/2020 - 09/2030	2.8%	10,466
$450,000		2.7%	$18,753

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

	June 30, 2015
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(crude oil and refined products)	59	$64.09	N/A	$33
Futures – short:
(crude oil and refined products)	132	N/A	$70.18	$(27)
Swaps - long:
(refined products)	111	$51.94	N/A	$(48)
Swaps - short:
(refined products)	798	N/A	$52.49	$624

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	6	$60.98	N/A	$2
Futures – short:
(crude oil and refined products)	37	N/A	$75.95	$(26)
Swaps – long:
(refined products)	1,296	$51.64	N/A	$68
Swaps – short:
(refined products)	1,309	N/A	$51.63	$(88)
Forward purchase contracts:
(crude oil)	837	$60.78	N/A	$(214)
Forward sales contracts:
(crude oil)	837	N/A	$61.13	$524

Total fair value of open positions exposed to commodity price risk				$848

	December 31, 2014
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(crude oil)	162	$59.82	N/A	$(1,060)
Futures – short:
(crude oil)	169	N/A	$59.56	$1,064
Swaps – long:
(crude oil and refined products)	251	$48.86	N/A	$(1,341)
Swaps – short:
(crude oil and refined products)	1,005	N/A	$55.66	$11,861

Economic Hedges and Other Derivatives:
Futures – long:
(refined products)	24	$75.91	N/A	$26
Swaps – long:
(refined products)	106	$44.97	N/A	$(120)
Swaps – short:
(crude oil and refined products)	50	N/A	$54.98	$553
Forward purchase contracts:
(crude oil)	812	$65.81	N/A	$(11,624)
Forward sales contracts:
(crude oil)	812	N/A	$65.95	$12,109

Total fair value of open positions exposed to commodity price risk				$11,468

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2015.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

*10.01
First Amendment to Amended and Restated 5-Year Revolving Credit Agreement, dated as of March 19, 2015, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders Party thereto

*10.02
Seventh Amendment to Letter of Credit Agreement, dated as of April 30, 2015, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent

10.03
Purchase and Sale Agreement, dated as of June 15, 2015, among NuStar Energy Services, Inc., NuStar Logistics, L.P., NuStar Pipeline Operating Partnership L.P. and NuStar Supply & Trading LLC, as Originators, NuStar Energy L.P., as Servicer, and NuStar Finance LLC, as Buyer (incorporated by reference to Exhibit 10.1 to NuStar Energy L.P.'s Current Report on Form 8-K filed June 19, 2015 (File No. 001-16417))

10.04
Receivables Financing Agreement, dated as of June 15, 2015, by and among NuStar Finance LLC, as Borrower, the persons from time to time party thereto as Lenders and Group Agents, PNC Bank, National Association, as Administrative Agent, and Nustar Energy L.P., as initial Servicer (incorporated by reference to Exhibit 10.2 to NuStar Energy L.P.'s Current Report on Form 8-K filed June 19, 2015 (File No. 001-16417))

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
August 6, 2015

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
August 6, 2015

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
August 6, 2015