Form 10-Q
period 2015-09-30
NuStar Energy L.P.
filed 2015-11-05
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of October 31, 2015 was 77,886,078.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$116,425	$87,912
Accounts receivable, net of allowance for doubtful accounts of $8,154 and $7,808 as of September 30, 2015 and December 31, 2014, respectively	133,973	208,314
Receivable from related parties	—	164
Inventories	53,876	55,713
Other current assets	34,083	35,944
Assets held for sale	—	1,100
Total current assets	338,357	389,147
Property, plant and equipment, at cost	5,136,964	4,815,396
Accumulated depreciation and amortization	(1,480,691)	(1,354,664)
Property, plant and equipment, net	3,656,273	3,460,732
Intangible assets, net	115,471	58,670
Goodwill	704,404	617,429
Investment in joint venture	—	74,223
Deferred income tax asset	3,144	4,429
Other long-term assets, net	317,482	314,166
Total assets	$5,135,131	$4,918,796
Liabilities and Partners’ Equity
Current liabilities:
Accounts payable	$97,883	$162,056
Payable to related party	16,418	15,128
Short-term debt	42,000	77,000
Accrued interest payable	27,921	33,345
Accrued liabilities	50,802	61,025
Taxes other than income tax	17,560	14,121
Income tax payable	2,789	2,517
Total current liabilities	255,373	365,192
Long-term debt	3,109,359	2,749,452
Long-term payable to related party	30,550	33,537
Deferred income tax liability	24,497	27,308
Other long-term liabilities	61,452	27,097
Commitments and contingencies (Note 5)
Partners’ equity:
Limited partners (77,886,078 common units outstanding as of September 30, 2015 and December 31, 2014)	1,699,483	1,744,810
General partner	37,726	39,312
Accumulated other comprehensive loss	(83,309)	(67,912)
Total partners’ equity	1,653,900	1,716,210
Total liabilities and partners’ equity	$5,135,131	$4,918,796
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Service revenues	$288,574	$266,651	$833,128	$755,551
Product sales	204,992	527,771	785,993	1,637,829
Total revenues	493,566	794,422	1,619,121	2,393,380
Costs and expenses:
Cost of product sales	193,958	509,794	738,074	1,578,508
Operating expenses:
Third parties	87,730	84,570	254,658	246,541
Related party	34,904	31,394	100,761	91,025
Total operating expenses	122,634	115,964	355,419	337,566
General and administrative expenses:
Third parties	8,535	7,567	25,188	20,044
Related party	15,144	17,400	50,237	48,942
Total general and administrative expenses	23,679	24,967	75,425	68,986
Depreciation and amortization expense	52,301	48,599	157,523	142,765
Total costs and expenses	392,572	699,324	1,326,441	2,127,825
Operating income	100,994	95,098	292,680	265,555
Equity in earnings of joint ventures	—	2,749	—	1,737
Interest expense, net	(33,448)	(33,007)	(98,309)	(100,546)
Interest income from related party	—	—	—	1,055
Other income (expense), net	1,776	(1,388)	61,892	1,816
Income from continuing operations before income tax expense	69,322	63,452	256,263	169,617
Income tax expense	4,306	4,335	9,797	10,317
Income from continuing operations	65,016	59,117	246,466	159,300
Income (loss) from discontinued operations, net of tax	—	2,831	774	(2,316)
Net income	65,016	61,948	247,240	156,984
Less net loss attributable to noncontrolling interest	—	(173)	—	(395)
Net income attributable to NuStar Energy L.P.	$65,016	$62,121	$247,240	$157,379
Net income (loss) per unit applicable to limited partners:
Continuing operations	$0.68	$0.61	$2.68	$1.59
Discontinued operations	—	0.03	0.01	(0.03)
Total (Note 10)	$0.68	$0.64	$2.69	$1.56
Weighted-average limited partner units outstanding	77,886,078	77,886,078	77,886,078	77,886,078

Comprehensive income	$38,878	$58,167	$231,843	$159,811
Less comprehensive loss attributable to noncontrolling interest	—	(159)	—	(828)
Comprehensive income attributable to NuStar Energy L.P.	$38,878	$58,326	$231,843	$160,639
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$247,240	$156,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	157,523	142,765
Amortization of debt related items	6,693	7,015
Gain from sale or disposition of assets	(1,632)	(3,840)
Gain associated with the Linden Acquisition	(56,277)	—
Asset impairment loss	—	2,067
Deferred income tax expense	626	2,453
Equity in earnings of joint ventures	—	(1,737)
Distributions of equity in earnings of joint ventures	2,500	5,879
Changes in current assets and current liabilities (Note 11)	19,803	1,080
Other, net	(352)	2,529
Net cash provided by operating activities	376,124	315,195
Cash Flows from Investing Activities:
Capital expenditures	(240,671)	(229,548)
Change in accounts payable related to capital expenditures	(7,802)	10,910
Acquisitions	(142,500)	—
Increase in other long-term assets	(3,587)	—
Proceeds from sale or disposition of assets	17,125	25,975
Increase in note receivable from Axeon	—	(13,328)
Other, net	—	(853)
Net cash used in investing activities	(377,435)	(206,844)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	747,779	537,436
Proceeds from short-term debt borrowings	622,000	205,200
Long-term debt repayments	(365,410)	(451,269)
Short-term debt repayments	(657,000)	(183,800)
Distributions to unitholders and general partner	(294,153)	(294,153)
(Decrease) increase in cash book overdrafts	(12,281)	3,470
Other, net	(792)	(930)
Net cash provided by (used in) financing activities	40,143	(184,046)
Effect of foreign exchange rate changes on cash	(10,319)	638
Net increase (decrease) in cash and cash equivalents	28,513	(75,057)
Cash and cash equivalents as of the beginning of the period	87,912	100,743
Cash and cash equivalents as of the end of the period	$116,425	$25,686
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is a publicly held Delaware limited partnership engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 15.0% total interest in us as of September 30, 2015.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2015 and 2014 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

New Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (FASB) issued amended guidance for business combinations that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The changes are effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been issued. We will adopt these provisions January 1, 2016, and we do not expect the amended guidance to have a material impact on our financial position, results of operations or disclosures.

In July 2015, the FASB issued amended guidance that requires inventory to be measured at the lower of cost or net realizable value. The changes are effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. We will adopt these provisions January 1, 2017, and we do not expect the amended guidance to have a material impact on our financial position, results of operations or disclosures.

In April 2015, the FASB issued amended guidance for the presentation of debt issuance costs. Under the amended guidance, debt issuance costs will be presented on the balance sheet as a deduction from the carrying value of the associated debt liability. In August 2015, the FASB issued amended guidance that would allow debt issuance costs related to line-of-credit agreements to continue to be presented as an asset on the balance sheet. The changes are effective for annual and interim periods beginning after December 15, 2015, and retrospective application is required. Early adoption is permitted. We will adopt these provisions January 1, 2016, and we do not expect the amended guidance to have a material impact on our financial position, results of operations or disclosures.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2015, the FASB issued new consolidation guidance that modifies the criterion involved in a reporting organization’s evaluation of whether certain legal entities are subject to consolidation under the standard. The standard is effective for public companies for annual and interim reporting periods beginning after December 15, 2015, using one of two retrospective transition methods. Early adoption is permitted. We will adopt these provisions January 1, 2016, and we do not expect the guidance to have a material impact on our financial position, results of operations or disclosures.

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard. In August 2015, the FASB deferred the effective date by one year. The standard is now effective for public entities for annual and interim periods beginning after December 15, 2017, using one of two retrospective transition methods. Early adoption is permitted, but not before the original effective date. We are currently assessing the impact of this new guidance on our financial statements and disclosures, and we have not yet selected a transition method.

2. ACQUISITIONS AND DISPOSITIONS

Acquisitions
Linden Acquisition. On January 2, 2015, we acquired full ownership of ST Linden Terminal, LLC (Linden), which owns a refined products terminal in Linden, NJ with 4.3 million barrels of storage capacity (the Linden Acquisition). Linden is located on a 44-acre facility that provides deep-water terminalling capabilities in the New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. Prior to the Linden Acquisition, Linden operated as a joint venture between us and Linden Holding Corp, with each party owning 50%.

In connection with the Linden Acquisition, we ceased applying the equity method of accounting and consolidated Linden, which is included in our storage segment. The condensed consolidated statements of comprehensive income include the results of operations for Linden commencing on January 2, 2015. On the acquisition date, we remeasured our existing 50% equity investment in Linden to its fair value of $128.0 million and we recognized a gain of $56.3 million in “Other income (expense), net” in the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2015. We estimated the fair value using a market approach, which estimates the enterprise value based on an earnings multiple. We funded the acquisition with borrowings under our revolving credit agreement. The acquisition complements our existing storage operations, and having sole ownership of Linden strengthens our presence in the New York Harbor and the East Coast market.

We accounted for the Linden Acquisition using the acquisition method. The purchase price has been allocated based on the estimated fair values of the individual assets acquired and liabilities assumed at the date of the acquisition. The purchase price allocation was as follows (in thousands of dollars):

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

Dispositions
Discontinued Operations. In January 2015, we sold our terminal in Alamogordo, NM with storage capacity of 0.1 million barrels for proceeds of $1.1 million. We classified the associated property, plant and equipment as “Assets held for sale” on the consolidated balance sheet as of December 31, 2014. In 2014, we divested our terminals in Mobile, AL, Wilmington, NC and Dumfries, VA and our 75% interest in our facility in Mersin, Turkey (the Turkey Sale). We recognized a gain of $3.7 million on the Turkey Sale for the three and nine months ended September 30, 2014. We presented the results of operations for those

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

facilities as discontinued operations. We allocated interest expense of $0.1 million and $0.8 million for the three and nine months ended September 30, 2014, respectively, to discontinued operations based on the ratio of net assets discontinued to consolidated net assets.

The following table summarizes the results from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands of Dollars)
Revenues	$—	$276	$208	$3,456
Income (loss) before income tax expense	$—	$2,831	$774	$(2,316)

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

3. INVENTORIES

Inventories consisted of the following:

	September 30, 2015	December 31, 2014
	(Thousands of Dollars)
Crude oil	$2,326	$3,527
Finished products	42,721	43,206
Materials and supplies	8,829	8,980
Total	$53,876	$55,713

4. DEBT

Revolving Credit Agreement
During the nine months ended September 30, 2015, the balance under our $1.5 billion five-year revolving credit agreement (the Revolving Credit Agreement) increased by $306.6 million, which we used for general partnership purposes and to fund a portion of strategic capital expenditures, including the Linden Acquisition. The Revolving Credit Agreement matures on October 29, 2019 and bears interest, at our option, based on an alternative base rate, a LIBOR-based rate or a EURIBOR-based rate. The interest rate on the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of September 30, 2015, our weighted-average interest rate was 2.0% and we had $908.1 million outstanding.

The Revolving Credit Agreement contains customary restrictive covenants, such as limitations on indebtedness, liens, mergers, asset transfers and certain investing activities. In addition, the Revolving Credit Agreement requires us to maintain, as of the end of each rolling period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated debt to consolidated EBITDA, each as defined in the Revolving Credit Agreement) not to exceed 5.00-to-1.00. If we consummate one or more acquisitions for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00 for two rolling periods. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of September 30, 2015, our consolidated debt coverage ratio was 4.4x, and we had $561.0 million available for borrowing.

Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, Louisiana issued, pursuant to the Gulf Opportunity Zone Act of 2005, tax-exempt revenue bonds (the GoZone Bonds) associated with our St. James, Louisiana terminal expansions. The GoZone Bonds bear interest based on a weekly tax-exempt bond market interest rate, and interest is paid monthly. The weighted-average interest rate was 0.1% as of September 30, 2015. Following the issuance, the proceeds were deposited with a trustee and are disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansion. We include the

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

amount remaining in trust in “Other long-term assets, net,” and we include the amount of bonds issued in “Long-term debt” on the consolidated balance sheets. For the nine months ended September 30, 2015, we received $13.6 million from the trustee. As of September 30, 2015, the amount remaining in trust totaled $57.9 million.

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

Borrowings by NuStar Finance under the Receivables Financing Agreement bear interest at either the applicable commercial paper rate or the applicable bank rate, each as defined under the Receivables Financing Agreement. The Securitization Program has an initial termination date of June 15, 2018, with the option to renew for additional 364-day periods thereafter. As of September 30, 2015, $98.9 million of our accounts receivable are included in the Securitization Program. The amount of borrowings outstanding under the Receivables Financing Agreement totaled $56.9 million as of September 30, 2015, which is included in “Long-term debt” on the consolidated balance sheet.

NuStar Finance’s sole business consists of purchasing such receivables and providing them as collateral under the Securitization Program. NuStar Finance is a separate legal entity and the assets of NuStar Finance, including these accounts receivable, are not available to satisfy the claims of creditors of NuStar Energy, the Originators or their affiliates.

5. COMMITMENTS AND CONTINGENCIES

Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of September 30, 2015, we have accrued $4.2 million for contingent losses. The amount that will ultimately be paid may differ from the recorded accruals, and the timing of such payments is uncertain. In addition, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recurring Fair Value Measurements
The following assets and liabilities are measured at fair value on a recurring basis:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$462	$—	$—	$462
Commodity derivatives	7,927	1,181	—	9,108
Other long-term assets, net:
Interest rate swaps	—	2,925	—	2,925
Total	$8,389	$4,106	$—	$12,495
Liabilities:
Accrued liabilities:
Product imbalances	$(1,592)	$—	$—	$(1,592)
Commodity derivatives	—	(1,041)	—	(1,041)
Other long-term liabilities:
Guarantee liability	—	—	(1,286)	(1,286)
Interest rate swaps	—	(929)	—	(929)
Total	$(1,592)	$(1,970)	$(1,286)	$(4,848)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$117	$—	$—	$117
Commodity derivatives	11,009	5,353	—	16,362
Total	$11,126	$5,353	$—	$16,479
Liabilities:
Accrued liabilities:
Product imbalances	$(1,388)	$—	$—	$(1,388)
Commodity derivatives	—	(4,623)	—	(4,623)
Other long-term liabilities:
Guarantee liability	—	—	(580)	(580)
Total	$(1,388)	$(4,623)	$(580)	$(6,591)

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Guarantees. We provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million to Axeon. As of September 30, 2015 and December 31, 2014, we provided guarantees mainly for commodity purchases, lease obligations and certain utilities for Axeon with an aggregate maximum potential exposure of $55.9 million and $25.3 million, respectively, and two guarantees that do not specify a maximum amount. A majority of these guarantees have no expiration date. We estimated the fair value of guarantees we have issued on behalf of Axeon considering the probability of default by Axeon and an estimate of the amount we would be obligated to pay under the guarantees at the time of default based on the guarantees outstanding as of September 30, 2015 and December 31, 2014. Our estimate of the fair value is based on significant inputs not observable in the market and thus falls within Level 3 of the fair value hierarchy.

The following table summarizes the activity in our Level 3 liabilities:

Nine Months Ended September 30, 2015
(Thousands of Dollars)
Beginning balance	$580
Adjustments to guarantee liability	706
Ending balance	$1,286

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

	September 30, 2015		December 31, 2014
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(Thousands of Dollars)
Long-term debt	$3,073,330	$3,109,359	$2,764,242	$2,749,452
Axeon Term Loan	$169,607	$169,941	$164,386	$169,235

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
As of September 30, 2015, the carrying amount of the receivable for the Axeon Term Loan is $169.9 million, consisting of the following: (i) the outstanding principal amount from the Axeon Term Loan of $190.0 million; (ii) plus the fair value of guarantees of $1.3 million as of September 30, 2015; and (iii) less equity losses from our investment in Axeon of $21.3 million incurred prior to the 2014 Asphalt Sale and after the carrying value of our equity investment in Axeon was reduced to zero. The carrying value of the Axeon Term Loan is included in “Other long-term assets, net” on the consolidated balance sheets. We review the financial information of Axeon monthly for possible credit loss indicators. Axeon failed to make a scheduled principal payment by September 30, 2015, which will increase the interest rate until Axeon makes the payment.

7. DERIVATIVES AND RISK MANAGEMENT ACTIVITIES

We utilize various derivative instruments to manage our exposure to interest rate risk and commodity price risk. Our risk management policies and procedures are designed to monitor interest rates, futures and swap positions and over-the-counter positions, as well as physical commodity volumes, grades, locations and delivery schedules, to help ensure that our hedging activities address our market risks. Our risk management committee oversees our trading controls and procedures and certain aspects of commodity and trading risk management. Our risk management committee also reviews all new commodity and trading risk management strategies in accordance with our risk management policy, as approved by our board of directors.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest Rate Risk
We are a party to certain interest rate swap agreements to manage our exposure to changes in interest rates. During the nine months ended September 30, 2015, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $450.0 million. Under the terms of the swaps, we pay a fixed rate and receive a rate based on three month USD LIBOR. We entered into these swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. These swaps qualified, and we designated them, as cash flow hedges of future interest payments associated with forecasted debt issuances in 2018 and 2020. We record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive income” (AOCI), and the amount in AOCI will be recognized in “Interest expense, net” as the forecasted interest payments occur or if the interest payments are probable not to occur. We had no forward-starting interest rate swap agreements as of December 31, 2014.

Commodity Price Risk
We are exposed to market risks related to the volatility of crude oil and refined product prices. In order to reduce the risk of commodity price fluctuations with respect to our crude oil and finished product inventories and related firm commitments to purchase and/or sell such inventories, we utilize commodity futures and swap contracts, which qualify and we designate as fair value hedges. Derivatives that are intended to hedge our commodity price risk, but fail to qualify as fair value or cash flow hedges, are considered economic hedges, and we record associated gains and losses in net income. The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short open positions on an absolute basis, which totaled 6.1 million barrels and 4.7 million barrels as of September 30, 2015 and December 31, 2014, respectively. The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Commodity contracts	Other current assets	$1,262	$5,609	$(261)	$—
Interest rate swaps - cash flow hedges	Other long-term assets, net	2,925	—	—	—
Interest rate swaps - cash flow hedges	Other long-term liabilities	—	—	(929)	—
Total		4,187	5,609	(1,190)	—

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	15,922	38,704	(7,815)	(27,951)
Commodity contracts	Accrued liabilities	4,272	13,081	(5,313)	(17,704)
Total		20,194	51,785	(13,128)	(45,655)

Total Derivatives		$24,381	$57,394	$(14,318)	$(45,655)

Certain of our derivative instruments are eligible for offset in the consolidated balance sheets and subject to master netting arrangements. Under our master netting arrangements, there is a legally enforceable right to offset amounts, and we intend to settle such amounts on a net basis. The following are the net amounts presented on the consolidated balance sheets:

Commodity Contracts	September 30, 2015	December 31, 2014
	(Thousands of Dollars)
Net amounts of assets presented in the consolidated balance sheets	$9,108	$16,362
Net amounts of liabilities presented in the consolidated balance sheets	$(1,041)	$(4,623)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The earnings impact of our derivative activity was as follows:

Derivatives Designated as Fair Value Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		(Thousands of Dollars)
Three months ended September 30, 2015:
Commodity contracts	Cost of product sales	$16,005	$(15,479)	$526

Three months ended September 30, 2014:
Commodity contracts	Cost of product sales	$1,219	$(1,058)	$161

Nine months ended September 30, 2015:
Commodity contracts	Cost of product sales	$11,506	$(8,748)	$2,758

Nine months ended September 30, 2014:
Commodity contracts	Cost of product sales	$2,178	$(2,840)	$(662)

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative(Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Interest expense, net (Effective Portion) (a)
	(Thousands of Dollars)
Three months ended September 30, 2015:
Interest rate swaps	$(16,757)	$—
Unwound interest rate swaps	—	(2,405)

Three months ended September 30, 2014:
Unwound interest rate swaps	$—	$(2,625)

Nine months ended September 30, 2015:
Interest rate swaps	$1,996	$—
Unwound interest rate swaps	—	(7,449)

Nine months ended September 30, 2014:
Unwound interest rate swaps	$—	$(8,062)

(a)	As of September 30, 2015, we expect to reclassify a loss of $8.7 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain (Loss) Recognized in Income
		(Thousands of Dollars)
Three months ended September 30, 2015:
Commodity contracts	Cost of product sales	$1,151

Three months ended September 30, 2014:
Commodity contracts	Cost of product sales	$6,680

Nine months ended September 30, 2015:
Commodity contracts	Cost of product sales	$1,142

Nine months ended September 30, 2014:
Commodity contracts	Cost of product sales	$2,270

8. RELATED PARTY TRANSACTIONS

We had a payable to related party of $16.4 million and $15.1 million as of September 30, 2015 and December 31, 2014, respectively, mainly representing payroll, employee benefit plan expenses and unit-based compensation. We also had a long-term payable to related party as of September 30, 2015 and December 31, 2014 of $30.6 million and $33.5 million, respectively, representing long-term employee benefits.

The following table summarizes information pertaining to related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands of Dollars)
Revenues	$—	$—	$—	$929
Operating expenses	$34,904	$31,394	$100,761	$91,025
General and administrative expenses	$15,144	$17,400	$50,237	$48,942
Interest income	$—	$—	$—	$1,055
Revenues included in discontinued operations, net of tax	$—	$36	$—	$528
Expenses included in discontinued operations, net of tax	$—	$184	$2	$1,596

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. PARTNERS’ EQUITY

Partners’ Equity Activity
In September 2014, we sold our 75% interest in our facility in Mersin, Turkey. Therefore, we no longer have a noncontrolling interest for the three and nine months ending September 30, 2015. The following table summarizes changes in the carrying amount of equity attributable to NuStar Energy L.P. partners and noncontrolling interest:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
	Total Partners’ Equity	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity
	(Thousands of Dollars)
Beginning balance	$1,713,073	$1,808,370	$989	$1,809,359
Net income (loss)	65,016	62,121	(173)	61,948
Other comprehensive (loss) income:
Foreign currency translation adjustment	(11,786)	(6,420)	14	(6,406)
Net unrealized loss on cash flow hedges	(16,757)	—	—	—
Net loss on cash flow hedges reclassified into interest expense, net	2,405	2,625	—	2,625
Total other comprehensive (loss) income	(26,138)	(3,795)	14	(3,781)
Cash distributions to partners	(98,051)	(98,051)	—	(98,051)
Other	—	—	(830)	(830)
Ending balance	$1,653,900	$1,768,645	$—	$1,768,645

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	Total Partners’ Equity	NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity
	(Thousands of Dollars)
Beginning balance	$1,716,210	$1,902,136	$1,658	$1,903,794
Net income (loss)	247,240	157,379	(395)	156,984
Other comprehensive (loss) income:
Foreign currency translation adjustment	(24,842)	(4,802)	(433)	(5,235)
Net unrealized gain on cash flow hedges	1,996	—	—	—
Net loss on cash flow hedges reclassified into interest expense, net	7,449	8,062	—	8,062
Total other comprehensive (loss) income	(15,397)	3,260	(433)	2,827
Cash distributions to partners	(294,153)	(294,153)	—	(294,153)
Other	—	23	(830)	(807)
Ending balance	$1,653,900	$1,768,645	$—	$1,768,645

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accumulated Other Comprehensive Loss
The balance of and changes in the components included in AOCI were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Total
	(Thousands of Dollars)
Balance as of January 1, 2015	$(28,839)	$(39,073)	$(67,912)
Activity	(24,842)	9,445	(15,397)
Balance as of September 30, 2015	$(53,681)	$(29,628)	$(83,309)

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

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands of Dollars)
Net income attributable to NuStar Energy L.P.	$65,016	$62,121	$247,240	$157,379
Less general partner incentive distribution	10,805	10,805	32,415	32,415
Net income after general partner incentive distribution	54,211	51,316	214,825	124,964
General partner interest	2%	2%	2%	2%
General partner allocation of net income after general partner incentive distribution	1,084	1,025	4,297	2,498
General partner incentive distribution	10,805	10,805	32,415	32,415
Net income applicable to general partner	$11,889	$11,830	$36,712	$34,913

Cash Distributions
The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961	$5,883	$5,883
General partner incentive distribution	10,805	10,805	32,415	32,415
Total general partner distribution	12,766	12,766	38,298	38,298
Limited partners’ distribution	85,285	85,285	255,855	255,855
Total cash distributions	$98,051	$98,051	$294,153	$294,153

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$3.285	$3.285

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2015 (a)	$1.095	$98,051	November 9, 2015	November 13, 2015
June 30, 2015	$1.095	$98,051	August 7, 2015	August 13, 2015
March 31, 2015	$1.095	$98,051	May 8, 2015	May 14, 2015
December 31, 2014	$1.095	$98,051	February 9, 2015	February 13, 2015

(a)	The distribution was announced on October 30, 2015.

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

The following table details the calculation of earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income attributable to NuStar Energy L.P.	$65,016	$62,121	$247,240	$157,379
Less general partner distribution (including incentive distribution rights)	12,766	12,766	38,298	38,298
Less limited partner distribution	85,285	85,285	255,855	255,855
Distributions in excess of earnings	$(33,035)	$(35,930)	$(46,913)	$(136,774)

General partner earnings:
Distributions	$12,766	$12,766	$38,298	$38,298
Allocation of distributions in excess of earnings (2%)	(661)	(719)	(939)	(2,736)
Total	$12,105	$12,047	$37,359	$35,562

Limited partner earnings:
Distributions	$85,285	$85,285	$255,855	$255,855
Allocation of distributions in excess of earnings (98%)	(32,374)	(35,211)	(45,974)	(134,038)
Total	$52,911	$50,074	$209,881	$121,817

Weighted-average limited partner units outstanding	77,886,078	77,886,078	77,886,078	77,886,078

Net income per unit applicable to limited partners	$0.68	$0.64	$2.69	$1.56

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. STATEMENTS OF CASH FLOWS
Changes in current assets and current liabilities were as follows:

	Nine Months Ended September 30,
	2015	2014
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$75,532	$60,010
Receivable from related parties	—	51,037
Inventories	1,654	19,865
Other current assets	1,660	(1,302)
Increase (decrease) in current liabilities:
Accounts payable	(45,626)	(134,932)
Payable to related party	743	5,841
Accrued interest payable	(5,424)	(5,611)
Accrued liabilities	(12,338)	807
Taxes other than income tax	3,239	5,319
Income tax payable	363	46
Changes in current assets and current liabilities	$19,803	$1,080

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to the change in the amount accrued for capital expenditures and the effect of foreign currency translation.

Cash flows related to interest and income taxes were as follows:

	Nine Months Ended September 30,
	2015	2014
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$105,340	$103,832
Cash paid for income taxes, net of tax refunds received	$8,987	$9,826

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands of Dollars)
Revenues:
Pipeline	$131,395	$125,461	$378,030	$346,218
Storage:
Third parties	155,475	137,771	450,372	400,421
Intersegment	6,628	6,174	19,707	20,147
Related party	—	—	—	929
Total storage	162,103	143,945	470,079	421,497
Fuels Marketing	206,696	531,190	790,719	1,645,812
Consolidation and intersegment eliminations	(6,628)	(6,174)	(19,707)	(20,147)
Total revenues	$493,566	$794,422	$1,619,121	$2,393,380

Operating income:
Pipeline	$68,536	$65,652	$201,996	$178,878
Storage	59,986	49,401	161,715	141,415
Fuels marketing	(1,819)	7,518	10,756	21,897
Consolidation and intersegment eliminations	(1)	(25)	41	(35)
Total segment operating income	126,702	122,546	374,508	342,155
General and administrative expenses	23,679	24,967	75,425	68,986
Other depreciation and amortization expense	2,029	2,481	6,403	7,614
Total operating income	$100,994	$95,098	$292,680	$265,555

Total assets by reportable segment were as follows:

	September 30, 2015	December 31, 2014
	(Thousands of Dollars)
Pipeline	$2,029,115	$1,962,821
Storage	2,445,403	2,241,573
Fuels marketing	156,434	227,642
Total segment assets	4,630,952	4,432,036
Other partnership assets	504,179	486,760
Total consolidated assets	$5,135,131	$4,918,796

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

Condensed Consolidating Balance Sheets
September 30, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$885	$931	$—	$114,609	$—	$116,425
Receivables, net	—	465	—	133,508	—	133,973
Inventories	—	2,157	3,669	48,050	—	53,876
Other current assets	109	15,015	1,307	17,652	—	34,083
Intercompany receivable	—	1,591,877	—	—	(1,591,877)	—
Total current assets	994	1,610,445	4,976	313,819	(1,591,877)	338,357
Property, plant and equipment, net	—	1,895,471	569,231	1,191,571	—	3,656,273
Intangible assets, net	—	50,671	—	64,800	—	115,471
Goodwill	—	149,453	170,652	384,299	—	704,404
Investment in wholly owned subsidiaries	2,244,115	47,686	1,020,841	933,458	(4,246,100)	—
Deferred income tax asset	—	—	—	4,323	(1,179)	3,144
Other long-term assets, net	799	275,954	26,329	14,400	—	317,482
Total assets	$2,245,908	$4,029,680	$1,792,029	$2,906,670	$(5,839,156)	$5,135,131
Liabilities and Partners’ Equity
Payables	$26	$41,513	$11,348	$61,414	$—	$114,301
Short-term debt	—	42,000	—	—	—	42,000
Accrued interest payable	—	27,902	—	19	—	27,921
Accrued liabilities	962	24,005	7,199	18,636	—	50,802
Taxes other than income tax	63	6,527	4,506	6,464	—	17,560
Income tax payable	—	288	6	2,495	—	2,789
Intercompany payable	507,648	—	826,286	257,943	(1,591,877)	—
Total current liabilities	508,699	142,235	849,345	346,971	(1,591,877)	255,373
Long-term debt	—	3,052,459	—	56,900	—	3,109,359
Long-term payable to related party	—	25,107	—	5,443	—	30,550
Deferred income tax liability	—	1,143	36	24,497	(1,179)	24,497
Other long-term liabilities	—	28,086	9,097	24,269	—	61,452
Total partners’ equity	1,737,209	780,650	933,551	2,448,590	(4,246,100)	1,653,900
Total liabilities and partners’ equity	$2,245,908	$4,029,680	$1,792,029	$2,906,670	$(5,839,156)	$5,135,131

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended September 30, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$140,492	$53,988	$299,456	$(370)	$493,566
Costs and expenses	428	73,274	34,344	284,895	(369)	392,572
Operating (loss) income	(428)	67,218	19,644	14,561	(1)	100,994
Equity in earnings (loss) of subsidiaries	65,444	(2,730)	16,113	36,270	(115,097)	—
Interest (expense) income, net	—	(35,495)	505	1,542	—	(33,448)
Other income, net	—	500	7	1,269	—	1,776
Income from continuing operations before income tax expense	65,016	29,493	36,269	53,642	(115,098)	69,322
Income tax expense	—	334	2	3,970	—	4,306
Net income	$65,016	$29,159	$36,267	$49,672	$(115,098)	$65,016

Comprehensive income	$65,016	$14,807	$36,267	$37,886	$(115,098)	$38,878

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended September 30, 2014
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$134,345	$54,431	$606,307	$(661)	$794,422
Costs and expenses	479	72,363	36,710	590,409	(637)	699,324
Operating (loss) income	(479)	61,982	17,721	15,898	(24)	95,098
Equity in earnings (loss) of subsidiaries	62,600	(1,952)	18,402	36,119	(115,169)	—
Equity in earnings of joint venture	—	—	—	2,749	—	2,749
Interest (expense) income, net	—	(33,306)	16	283	—	(33,007)
Other expense, net	—	(18)	(20)	(1,350)	—	(1,388)
Income from continuing operations before income tax expense	62,121	26,706	36,119	53,699	(115,193)	63,452
Income tax expense	—	220	2	4,113	—	4,335
Income from continuing operations	62,121	26,486	36,117	49,586	(115,193)	59,117
(Loss) income from discontinued operations, net of tax	—	(13)	—	2,844	—	2,831
Net income	62,121	26,473	36,117	52,430	(115,193)	61,948
Less net loss attributable to noncontrolling interest	—	—	—	(173)	—	(173)
Net income attributable to NuStar Energy L.P.	$62,121	$26,473	$36,117	$52,603	$(115,193)	$62,121

Comprehensive income	$62,121	$33,515	$36,117	$41,607	$(115,193)	$58,167
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(159)	—	(159)
Comprehensive income attributable to NuStar Energy L.P.	$62,121	$33,515	$36,117	$41,766	$(115,193)	$58,326

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Nine Months Ended September 30, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$411,698	$155,284	$1,053,448	$(1,309)	$1,619,121
Costs and expenses	1,356	222,515	99,208	1,004,713	(1,351)	1,326,441
Operating (loss) income	(1,356)	189,183	56,076	48,735	42	292,680
Equity in earnings (loss) of subsidiaries	248,596	(8,118)	110,448	167,207	(518,133)	—
Interest (expense) income, net	—	(100,448)	679	1,460	—	(98,309)
Other income, net	—	1,175	16	60,701	—	61,892
Income from continuing operations before income tax expense	247,240	81,792	167,219	278,103	(518,091)	256,263
Income tax expense	—	390	20	9,387	—	9,797
Income from continuing operations	247,240	81,402	167,199	268,716	(518,091)	246,466
Income from discontinued operations, net of tax	—	—	—	774	—	774
Net income	$247,240	$81,402	$167,199	$269,490	$(518,091)	$247,240

Comprehensive income	$247,240	$90,847	$167,199	$244,648	$(518,091)	$231,843

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Nine Months Ended September 30, 2014
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$369,308	$163,890	$1,869,240	$(9,058)	$2,393,380
Costs and expenses	1,352	204,415	105,473	1,825,609	(9,024)	2,127,825
Operating (loss) income	(1,352)	164,893	58,417	43,631	(34)	265,555
Equity in earnings (loss) of subsidiaries	158,732	(2,811)	46,874	105,293	(308,088)	—
Equity in (loss) earnings of joint ventures	—	(8,278)	—	10,015	—	1,737
Interest (expense) income, net	—	(100,121)	38	592	—	(99,491)
Other income (expense), net	—	524	(36)	1,328	—	1,816
Income from continuing operations before income tax expense	157,380	54,207	105,293	160,859	(308,122)	169,617
Income tax expense	1	628	5	9,683	—	10,317
Income from continuing operations	157,379	53,579	105,288	151,176	(308,122)	159,300
Loss from discontinued operations, net of tax	—	(181)	—	(2,135)	—	(2,316)
Net income	157,379	53,398	105,288	149,041	(308,122)	156,984
Less net loss attributable to noncontrolling interest	—	—	—	(395)	—	(395)
Net income attributable to NuStar Energy L.P.	$157,379	$53,398	$105,288	$149,436	$(308,122)	$157,379

Comprehensive income	$157,379	$65,183	$105,288	$140,083	$(308,122)	$159,811
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(828)	—	(828)
Comprehensive income attributable to NuStar Energy L.P.	$157,379	$65,183	$105,288	$140,911	$(308,122)	$160,639

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$292,631	$157,684	$89,173	$277,881	$(441,245)	$376,124
Cash flows from investing activities:
Capital expenditures	—	(156,510)	(30,846)	(53,315)	—	(240,671)
Change in accounts payable related to capital expenditures	—	(11,797)	4,707	(712)	—	(7,802)
Acquisitions	—	—	—	(142,500)	—	(142,500)
Increase in other long-term assets	—	—	—	(3,587)	—	(3,587)
Proceeds from sale or disposition of assets	—	10,318	20	6,787	—	17,125
Net cash used in investing activities	—	(157,989)	(26,119)	(193,327)	—	(377,435)
Cash flows from financing activities:
Debt borrowings	—	1,280,879	—	88,900	—	1,369,779
Debt repayments	—	(990,410)	—	(32,000)	—	(1,022,410)
Distributions to unitholders and general partner	(294,153)	(147,076)	(147,077)	(147,092)	441,245	(294,153)
Net intercompany activity	1,484	(134,701)	84,023	49,194	—	—
Other, net	—	(7,462)	—	(5,611)	—	(13,073)
Net cash (used in) provided by financing activities	(292,669)	1,230	(63,054)	(46,609)	441,245	40,143
Effect of foreign exchange rate changes on cash	—	—	—	(10,319)	—	(10,319)
Net (decrease) increase in cash and cash equivalents	(38)	925	—	27,626	—	28,513
Cash and cash equivalents as of the beginning of the period	923	6	—	86,983	—	87,912
Cash and cash equivalents as of the end of the period	$885	$931	$—	$114,609	$—	$116,425

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2014
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$292,757	$133,967	$76,913	$203,783	$(392,225)	$315,195
Cash flows from investing activities:
Capital expenditures	—	(174,296)	(6,308)	(48,944)	—	(229,548)
Change in accounts payable related to capital expenditures	—	18,470	81	(7,641)	—	10,910
Proceeds from sale or disposition of assets	—	651	13	25,311	—	25,975
Increase in note receivable from Axeon	—	(13,328)	—	—	—	(13,328)
Other, net	—	(46)	—	(830)	23	(853)
Net cash used in investing activities	—	(168,549)	(6,214)	(32,104)	23	(206,844)
Cash flows from financing activities:
Debt borrowings	—	742,636	—	—	—	742,636
Debt repayments	—	(635,069)	—	—	—	(635,069)
Distributions to unitholders and general partner	(294,153)	(196,101)	(98,052)	(98,072)	392,225	(294,153)
Net intercompany activity	1,405	100,930	27,353	(129,688)	—	—
Other, net	—	(114)	—	2,677	(23)	2,540
Net cash (used in) provided by financing activities	(292,748)	12,282	(70,699)	(225,083)	392,202	(184,046)
Effect of foreign exchange rate changes on cash	—	—	—	638	—	638
Net increase (decrease) in cash and cash equivalents	9	(22,300)	—	(52,766)	—	(75,057)
Cash and cash equivalents as of the beginning of the period	904	22,307	—	77,532	—	100,743
Cash and cash equivalents as of the end of the period	$913	$7	$—	$24,766	$—	$25,686

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 15.0% total interest in us as of September 30, 2015. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in seven sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies

•	New Accounting Pronouncements

Acquisitions and Dispositions
Linden Acquisition. On January 2, 2015, we acquired full ownership of ST Linden Terminal, LLC (Linden), which owns a refined products terminal in Linden, NJ with 4.3 million barrels of storage capacity (the Linden Acquisition). Linden is located on a 44-acre facility that provides deep-water terminalling capabilities in the New York Harbor and primarily stores petroleum products, including gasoline, jet fuel and fuel oils. Prior to the Linden Acquisition, Linden operated as a joint venture between us and Linden Holding Corp, with each party owning 50%.

In connection with the Linden Acquisition, we ceased applying the equity method of accounting and consolidated Linden, which is included in our storage segment. The condensed consolidated statements of comprehensive income include the results of operations for Linden commencing on January 2, 2015. On the acquisition date, we remeasured our existing 50% equity investment in Linden to its fair value of $128.0 million and we recognized a gain of $56.3 million in “Other income (expense), net” in the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2015. Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of the Linden Acquisition.

Discontinued Operations. In January 2015, we sold our terminal in Alamogordo, NM with storage capacity of 0.1 million barrels for proceeds of $1.1 million. In 2014, we divested our terminals in Mobile, AL, Wilmington, NC and Dumfries, VA and our 75% interest in our facility in Mersin, Turkey (the Turkey Sale). We presented the results of operations for those facilities as discontinued operations.

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
Pipeline. We own refined product pipelines covering approximately 5,500 miles of pipelines, which consist of Central West System refined product pipelines, the East Pipeline and the North Pipeline. The East and North Pipelines have storage capacity of approximately 6.0 million barrels. In addition, we own a 2,000 mile anhydrous ammonia pipeline (the Ammonia Pipeline) and 1,190 miles of Central West System crude oil pipelines including approximately 4.0 million barrels of storage capacity. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Change
	2015	2014
Statement of Income Data:
Revenues:
Service revenues	$288,574	$266,651	$21,923
Product sales	204,992	527,771	(322,779)
Total revenues	493,566	794,422	(300,856)

Costs and expenses:
Cost of product sales	193,958	509,794	(315,836)
Operating expenses	122,634	115,964	6,670
General and administrative expenses	23,679	24,967	(1,288)
Depreciation and amortization expense	52,301	48,599	3,702
Total costs and expenses	392,572	699,324	(306,752)

Operating income	100,994	95,098	5,896
Equity in earnings of joint ventures	—	2,749	(2,749)
Interest expense, net	(33,448)	(33,007)	(441)
Other income (expense), net	1,776	(1,388)	3,164
Income from continuing operations before income tax expense	69,322	63,452	5,870
Income tax expense	4,306	4,335	(29)
Income from continuing operations	65,016	59,117	5,899
Income from discontinued operations, net of tax	—	2,831	(2,831)
Net income	$65,016	$61,948	$3,068
Net income per unit applicable to limited partners:
Continuing operations	$0.68	$0.61	$0.07
Discontinued operations	—	0.03	(0.03)
Total	$0.68	$0.64	$0.04
Weighted-average limited partner units outstanding	77,886,078	77,886,078	—

Highlights
Net income increased $3.1 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to an increase of $4.2 million in segment operating income, resulting mainly from improvements in the storage and pipeline segments.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended September 30,		Change
	2015	2014
Pipeline:
Refined products pipelines throughput (barrels/day)	531,034	514,361	16,673
Crude oil pipelines throughput (barrels/day)	477,537	471,698	5,839
Total throughput (barrels/day)	1,008,571	986,059	22,512
Throughput revenues	$131,395	$125,461	$5,934
Operating expenses	41,199	39,996	1,203
Depreciation and amortization expense	21,660	19,813	1,847
Segment operating income	$68,536	$65,652	$2,884
Storage:
Throughput (barrels/day)	872,877	914,599	(41,722)
Throughput revenues	$32,051	$32,498	$(447)
Storage lease revenues	130,052	111,447	18,605
Total revenues	162,103	143,945	18,158
Operating expenses	73,505	68,244	5,261
Depreciation and amortization expense	28,612	26,300	2,312
Segment operating income	$59,986	$49,401	$10,585
Fuels Marketing:
Product sales and other revenue	$206,696	$531,190	$(324,494)
Cost of product sales	198,006	513,300	(315,294)
Gross margin	8,690	17,890	(9,200)
Operating expenses	10,509	10,367	142
Depreciation and amortization expense	—	5	(5)
Segment operating (loss) income	$(1,819)	$7,518	$(9,337)
Consolidation and Intersegment Eliminations:
Revenues	$(6,628)	$(6,174)	$(454)
Cost of product sales	(4,048)	(3,506)	(542)
Operating expenses	(2,579)	(2,643)	64
Total	$(1)	$(25)	$24
Consolidated Information:
Revenues	$493,566	$794,422	$(300,856)
Cost of product sales	193,958	509,794	(315,836)
Operating expenses	122,634	115,964	6,670
Depreciation and amortization expense	50,272	46,118	4,154
Segment operating income	126,702	122,546	4,156
General and administrative expenses	23,679	24,967	(1,288)
Other depreciation and amortization expense	2,029	2,481	(452)
Consolidated operating income	$100,994	$95,098	$5,896

Pipeline
Revenues increased $5.9 million and throughputs increased 22,512 barrels per day for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to:

•
an increase in revenues of $2.7 million and an increase in throughputs of 4,103 barrels per day on the Ammonia Pipeline, due to increased long-haul deliveries, the annual index adjustment in July 2015 and higher volumes shipped as a result of low inventory levels and in anticipation of a heavy fall application season;

•	an increase in revenues of $2.2 million and an increase in throughputs of 6,598 barrels per day on our McKee systems due to higher demand in markets served by those pipelines;

•
an increase in revenues of $1.2 million and an increase in throughputs of 8,600 barrels per day on our Eagle Ford System, mainly due to the increase of throughputs to a customer’s refinery in preparation for planned maintenance; and

•	an increase in revenues of $0.4 million and an increase in throughputs of 8,113 barrels per day on our Burgos pipeline as a result of a project completed in 2015.

The increases in pipeline revenues and throughputs were partially offset by a decrease in revenues of $2.0 million and a decrease in throughputs of 6,630 barrels per day due to turnarounds at refineries served by the East Pipeline and maintenance downtime on a portion of the East Pipeline.

Operating expenses increased $1.2 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to higher maintenance and regulatory expenses for certain Eagle Ford System pipelines and Central West System refined product pipelines.

Depreciation and amortization expense increased $1.8 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, mainly due to the completion of various projects on the Eagle Ford System.

Storage
Throughput revenues decreased $0.4 million and throughputs decreased 41,722 barrels per day for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to an unscheduled shutdown at the refinery served by our Texas City crude oil storage tank facility.

Storage lease revenues increased $18.6 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to:

•	an increase of $10.8 million as a result of the Linden Acquisition; and

•
an increase of $6.0 million at our domestic terminal facilities, due to increased throughput and related handling fees, storage rate escalations, new customers and increased reimbursable revenues, mainly at our Texas City and asphalt terminal facilities.

Operating expenses increased $5.3 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to:

•	an increase of $3.8 million as a result of the Linden Acquisition; and

•	an increase of $1.9 million in reimbursable expenses, mainly at our Texas City and Point Tupper terminal facilities.

The increases in storage operating expenses were partially offset by a decrease of $1.4 million in contract services, mainly at our St. James terminal facility due to a reduction in dock and rail labor costs.

Depreciation and amortization expense increased $2.3 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, mainly due to the addition of assets associated with the Linden Acquisition.

Fuels Marketing
We recorded a segment operating loss of $1.8 million for the three months ended September 30, 2015, compared to segment operating income of $7.5 million for the three months ended September 30, 2014, primarily due to lower product margins in our bunker fuel operations.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses decreased $1.3 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily as a result of lower compensation expense associated with our long-term incentive plans, which fluctuates with our unit price. The lower compensation expense was partially offset by increased salaries and wages mainly due to increased headcount and higher employee benefit costs.

Equity in earnings of joint ventures for the three months ended September 30, 2014 relates to our equity investment in Linden prior to the Linden Acquisition.

Other income (expense), net changed by $3.2 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, mainly due to gains associated with the sale of assets in 2015 and changes in foreign exchange rates related to our foreign subsidiaries.

Income from discontinued operations for the three months ended September 30, 2014 includes a gain of $3.7 million related to the Turkey Sale.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Nine Months Ended September 30,		Change
	2015	2014
Statement of Income Data:
Revenues:
Service revenues	$833,128	$755,551	$77,577
Product sales	785,993	1,637,829	(851,836)
Total revenues	1,619,121	2,393,380	(774,259)

Costs and expenses:
Cost of product sales	738,074	1,578,508	(840,434)
Operating expenses	355,419	337,566	17,853
General and administrative expenses	75,425	68,986	6,439
Depreciation and amortization expense	157,523	142,765	14,758
Total costs and expenses	1,326,441	2,127,825	(801,384)

Operating income	292,680	265,555	27,125
Equity in earnings of joint ventures	—	1,737	(1,737)
Interest expense, net	(98,309)	(100,546)	2,237
Interest income from related party	—	1,055	(1,055)
Other income, net	61,892	1,816	60,076
Income from continuing operations before income tax expense	256,263	169,617	86,646
Income tax expense	9,797	10,317	(520)
Income from continuing operations	246,466	159,300	87,166
Income (loss) from discontinued operations, net of tax	774	(2,316)	3,090
Net income	$247,240	$156,984	$90,256

Net income (loss) per unit applicable to limited partners:
Continuing operations	$2.68	$1.59	$1.09
Discontinued operations	0.01	(0.03)	0.04
Total	$2.69	$1.56	$1.13
Weighted-average limited partner units outstanding	77,886,078	77,886,078	—

Highlights
Net income increased $90.3 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to an increase of $32.4 million in segment operating income, resulting mainly from improvements in the pipeline and storage segments, and a $56.3 million gain associated with the Linden Acquisition.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Nine Months Ended September 30,		Change
	2015	2014
Pipeline:
Refined products pipelines throughput (barrels/day)	512,340	503,059	9,281
Crude oil pipelines throughput (barrels/day)	483,974	419,824	64,150
Total throughput (barrels/day)	996,314	922,883	73,431
Throughput revenues	$378,030	$346,218	$31,812
Operating expenses	113,141	109,685	3,456
Depreciation and amortization expense	62,893	57,655	5,238
Segment operating income	$201,996	$178,878	$23,118
Storage:
Throughput (barrels/day)	903,506	877,052	26,454
Throughput revenues	$98,365	$91,184	$7,181
Storage lease revenues	371,714	330,313	41,401
Total revenues	470,079	421,497	48,582
Operating expenses	220,137	202,602	17,535
Depreciation and amortization expense	88,227	77,480	10,747
Segment operating income	$161,715	$141,415	$20,300
Fuels Marketing:
Product sales and other revenue	$790,719	$1,645,812	$(855,093)
Cost of product sales	750,086	1,590,605	(840,519)
Gross margin	40,633	55,207	(14,574)
Operating expenses	29,877	33,294	(3,417)
Depreciation and amortization expense	—	16	(16)
Segment operating income	$10,756	$21,897	$(11,141)
Consolidation and Intersegment Eliminations:
Revenues	$(19,707)	$(20,147)	$440
Cost of product sales	(12,012)	(12,097)	85
Operating expenses	(7,736)	(8,015)	279
Total	$41	$(35)	$76
Consolidated Information:
Revenues	$1,619,121	$2,393,380	$(774,259)
Cost of product sales	738,074	1,578,508	(840,434)
Operating expenses	355,419	337,566	17,853
Depreciation and amortization expense	151,120	135,151	15,969
Segment operating income	374,508	342,155	32,353
General and administrative expenses	75,425	68,986	6,439
Other depreciation and amortization expense	6,403	7,614	(1,211)
Consolidated operating income	$292,680	$265,555	$27,125

Pipeline
Revenues increased $31.8 million and throughputs increased 73,431 barrels per day for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to:

•
an increase in revenues of $21.4 million and an increase in throughputs of 57,108 barrels per day on our Eagle Ford System, primarily resulting from completion of expansion projects that increased our overall capacity; and

•
an increase in revenues of $10.3 million and an increase in throughputs of 22,232 barrels per day mainly as a result of a turnaround during the first quarter of 2014 at the refinery served by our McKee systems.

The increases in pipeline revenues and throughputs were partially offset by a decrease in revenues of $5.0 million and a decrease in throughputs of 10,309 barrels per day due to turnarounds at refineries served by the East Pipeline, unfavorable pricing differentials in markets served by the East Pipeline and heavy rainfall that negatively affected demand related to the planting season.

Operating expenses increased $3.5 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to an increase in salaries and wages of $1.9 million resulting from higher compensation accruals. In addition, ad valorem taxes increased $1.1 million mainly on our East Pipeline and North Pipeline, as a result of changes in valuations.

Depreciation and amortization expense increased $5.2 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, mainly due to the completion of expansion projects.

Storage
Throughput revenues increased $7.2 million and throughputs increased 26,454 barrels per day for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to:

•
an increase in revenues of $3.5 million and an increase in throughputs of 38,294 barrels per day at our Corpus Christi North Beach terminal due to an increase in Eagle Ford Shale crude oil being shipped to Corpus Christi and the completion of related expansion projects;

•
an increase in revenues of $2.8 million and an increase in throughputs of 17,089 barrels per day as a result of turnarounds during the first quarter of 2014 at the refineries served by our Benicia crude oil storage tank facility and McKee system terminals; and

•	an increase in revenues of $1.6 million and an increase in throughputs of 4,777 barrels per day at our Corpus Christi System and Paulsboro terminals due to increased demand.

The increases in storage throughput revenues and throughputs were partially offset by a decrease in revenues of $1.0 million and a decrease in throughputs of 29,826 barrels per day as a result of a turnaround during the first quarter of 2015 at the refinery served by our Texas City crude oil storage tank facility.

Storage lease revenues increased $41.4 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to:

•	an increase of $30.9 million as a result of the Linden Acquisition;

•	an increase of $11.6 million at our St. Eustatius terminal facility, mainly due to increased demand for storage and higher ancillary activity; and

•
an increase of $5.7 million at our domestic terminal facilities, mainly due to storage rate escalations, new customers and increased reimbursable revenues at our Texas City and asphalt terminal facilities.

The increases in storage lease revenues were partially offset by a decrease of $6.9 million at our UK and Amsterdam terminal facilities, primarily due to the effect of foreign exchange rates.

Operating expenses increased $17.5 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to:

•	an increase of $10.6 million as a result of the Linden Acquisition;

•	an increase of $5.2 million in regulatory and maintenance expenses, mainly at our St. James and St. Eustatius terminal facilities; and

•	an increase of $2.8 million associated with property taxes at our St. Eustatius terminal facility.

The increases in storage operating expenses were partially offset by a decrease of $3.0 million in contract services, mainly at our St. James terminal facility due to a reduction in dock and rail labor costs.

Depreciation and amortization expense increased $10.7 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, mainly due to the assets associated with the Linden Acquisition.

Fuels Marketing
Segment operating income decreased $11.1 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to lower product margins from our refined product sales and fuel oil trading.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses increased $6.4 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to:

•	an $8.2 million increase in salaries and wages mainly due to increased headcount and higher employee benefit costs;

•
a $3.1 million increase as a result of the termination of a services agreement between Axeon and NuStar GP, LLC in June 2014, under which Axeon reimbursed us for certain corporate support services; and

•	a $2.3 million increase in outside legal costs.

The increases in general and administrative expenses were partially offset by a decrease of $7.1 million in compensation expense associated with our long-term incentive plans, which fluctuates with our unit price.

Equity in earnings of joint ventures for the nine months ended September 30, 2014 primarily relates to our equity investment in Linden prior to the Linden Acquisition.

Interest expense, net decreased $2.2 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, mainly due to increased interest income from our $190.0 million term loan to Axeon (the Axeon Term Loan) and higher capitalized interest resulting from increased capital projects. The decrease in interest expense, net was partially offset by increased interest costs associated with higher borrowings under our revolving credit agreement.

Other income, net increased $60.1 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, mainly due to the $56.3 million gain associated with the Linden Acquisition.

For the nine months ended September 30, 2015, we recorded income from discontinued operations of $0.8 million, compared to a loss from discontinued operations of $2.3 million for the nine months ended September 30, 2014. Discontinued operations include the results of operations of certain storage assets that were divested in 2014 and the first quarter of 2015.

TRENDS AND OUTLOOK

Current Market Conditions
Since late 2014, the price of crude oil and refined products has declined significantly. This market presents challenges for crude oil producers, and many have reduced capital spending and drilling activity or begun to narrow their focus to assets in the most cost-advantaged regions. On the other hand, refiners benefit from lower crude prices, to the extent the lower feedstock price has been coupled with higher demand for certain refined products.

We believe we have minimal direct exposure to the risks associated with fluctuating commodity prices, due to the fact that most of our commercial contracts are long-term and require customers to agree to take-or-pay arrangements for committed storage or throughput capacity. In addition, we believe the diversity of services we provide, coupled with the fact that our assets are located in cost-advantaged regional markets across the country and around the world, serve to mitigate the short-term impact of low crude and refined products prices on our results of operations. However, a protracted period of depressed crude oil prices could have a negative impact on demand for some of our pipeline services in the Eagle Ford region and our associated future earnings.

We expect this lower commodity price environment to continue through the remainder of this year and the first half of 2016, but we expect to see a modest recovery in the back half of next year.

Pipeline Segment
We expect our pipeline segment to continue to benefit from pipeline expansion projects completed in 2014 and the first half of 2015 that increased our Eagle Ford System’s overall capacity. In addition, we expect the remainder of the year to benefit from the July 1, 2015 tariff increase on our pipelines subject to regulation by the Federal Energy Regulatory Commission (FERC). Although we expect our fourth quarter 2015 earnings to be lower than third quarter 2015 due to turnaround activity at some of our customers’ refineries and reduced throughput volumes on our Eagle Ford System due to lower domestic shale production, we expect our fourth quarter 2015 pipeline segment earnings to be comparable to the fourth quarter 2014. Further, we expect our full-year earnings for 2015 to exceed 2014 earnings, due to the benefit of increased capacity in our Eagle Ford System, as well as the FERC pipeline tariff increase.

Storage Segment
We expect storage segment earnings for the fourth quarter 2015 to exceed the fourth quarter 2014, but be lower than the third quarter 2015, due to several factors. Our storage segment should continue to benefit from the Linden Acquisition that we closed January 2015. We have also successfully renewed customer contracts at several of our terminal facilities. In addition, we expect to receive insurance proceeds in fourth quarter 2015 for Hurricane Sandy damage at our Linden terminal. However, we expect that the reduced throughput on our Eagle Ford System described above will also result in lower throughputs in the fourth quarter at our Corpus Christi North Beach terminal. We expect the full-year earnings for 2015 to exceed 2014 mainly due to the Linden Acquisition, favorable renewals of storage contracts at several of our terminal facilities and higher year-over-year throughputs at our Corpus Christi North Beach terminal.

We expect that our reliability capital spending in the last half of 2015 will significantly exceed the first half of 2015 due to required tank inspections and various other regulatory requirements mainly related to the storage segment.

Fuels Marketing Segment
We expect fourth quarter 2015 results for our fuels marketing segment to exceed the fourth quarter 2014 and the third quarter 2015. We expect full-year 2015 results in this segment to be lower than 2014 results mainly due to weaker margins across the segment. However, earnings in this segment, as in any margin-based business, are subject to many factors that can increase or reduce margins, which may cause the segment’s actual results to vary significantly from our forecast.

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

Sources of Funds. Each year, our objective is to fund our total annual reliability capital expenditures and distribution requirements with our net cash provided by operating activities during that year. If we do not generate sufficient cash from operations to meet that objective, we utilize other sources of cash flow, which in the past have primarily included borrowings under our revolving credit agreement, sales of non-strategic assets and, to the extent necessary, funds raised through equity or debt offerings under our shelf registration statements. We typically fund our strategic capital expenditures and acquisitions from external sources, primarily borrowings under our revolving credit agreement or funds raised through equity or debt offerings. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control. Our risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 describe the risks inherent to these sources of funding and the availability thereof.

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

Cash Flows for the Nine Months Ended September 30, 2015 and 2014
The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2015	2014
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$376,124	$315,195
Investing activities	(377,435)	(206,844)
Financing activities	40,143	(184,046)
Effect of foreign exchange rate changes on cash	(10,319)	638
Net increase (decrease) in cash and cash equivalents	$28,513	$(75,057)

Net cash provided by operating activities for the nine months ended September 30, 2015 was $376.1 million, compared to $315.2 million for the nine months ended September 30, 2014, primarily due to higher net income in 2015. In addition, our working capital decreased by $19.8 million for the nine months ended September 30, 2015, compared to $1.1 million for the nine months ended September 30, 2014.

For the nine months ended September 30, 2015, net cash provided by operating activities was used to fund our distributions and reliability capital expenditures. Proceeds from debt borrowings, net of repayments, combined with cash on hand, were used to fund our strategic capital expenditures, including the Linden Acquisition.

For the nine months ended September 30, 2014, net cash provided by operating activities was used to fund our distributions and our reliability capital expenditures. Proceeds from debt borrowings, net of repayments, combined with cash on hand and proceeds from the sales of assets, were used to fund strategic capital expenditures and advances to Axeon before the 2014 Asphalt Sale.

Revolving Credit Agreement
As of September 30, 2015, our consolidated debt coverage ratio could not exceed 5.00-to-1.00. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under our revolving credit agreement to an amount less than the total amount available for borrowing. As of September 30, 2015, our consolidated debt coverage ratio was 4.4x, and we had $561.0 million available for borrowing. Letters of credit issued under our revolving credit agreement totaled $30.9 million as of September 30, 2015. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on our revolving credit agreement.

LOC Agreement
In June 2015, we entered into a $100.0 million uncommitted letter of credit agreement, with a term of up to one year (LOC Agreement), to increase availability under our revolving credit agreement. Any letters of credit issued under the LOC Agreement will not reduce availability under our revolving credit agreement. As of September 30, 2015, we issued $46.8 million of letters of credit under the LOC Agreement.

Receivables Financing Agreement
On June 15, 2015, NuStar Energy L.P. and NuStar Finance LLC, a newly formed special purpose entity and wholly owned subsidiary of NuStar Logistics, entered into a $125.0 million receivables financing agreement with third-party lenders (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries (collectively with the Receivables Financing Agreement, the Securitization Program). The amount available for borrowing is based on the availability of eligible receivables and other customary factors and conditions. The amount of borrowings outstanding under the Receivables Financing Agreement totaled $56.9 million as of September 30, 2015. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion.

Short-term Lines of Credit
As of September 30, 2015, we had two short-term line of credit agreements with an aggregate uncommitted borrowing capacity of up to $80.0 million. These agreements allow us to better manage the fluctuations in our daily cash requirements and minimize our excess cash balances. The interest rate and maturity vary and are determined at the time of the borrowing. We had $42.0 million outstanding under these short-term lines of credit as of September 30, 2015.

Shelf Registration Statement
On June 2, 2015, the Securities and Exchange Commission declared effective our shelf registration statement on Form S-3, which permits us to offer and sell NuStar Energy common units having an aggregate purchase price of up to $500.0 million (the Shelf Registration Statement).

On September 30, 2015, in connection with the Shelf Registration Statement, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with various banks (each, a Manager, and collectively, the Managers). Under the Equity Distribution Agreement, we may from time to time sell NuStar Energy common units representing limited partner interests having an aggregate offering price of up to $500.0 million, using the Managers as our sales agents. Sales of common units will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, in block transactions or as otherwise agreed by us and the Managers. Under the terms of the Equity Distribution Agreement, we may also sell common units to any Manager as principal for its own account at a price to be agreed upon at the time of sale.

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

During the nine months ended September 30, 2015, our reliability capital expenditures totaled $22.1 million, primarily related to dry-docking costs on one of our marine vessels and maintenance upgrade projects at our terminals. Strategic capital expenditures for the nine months ended September 30, 2015 totaled $364.7 million and were primarily related to the Linden Acquisition, projects associated with Eagle Ford Shale region in South Texas and the reactivation and conversion of our 200-mile pipeline between Mont Belvieu and Corpus Christi, TX.

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

For the full year 2015, we expect to incur approximately $465.0 million to $485.0 million of capital expenditures, including approximately $30.0 million to $40.0 million for reliability capital expenditures and $435.0 million to $445.0 million for strategic capital expenditures, including acquisitions. We continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2015 may increase or decrease from the budgeted amounts. We believe cash generated from operations, combined with other sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2015, and our internal growth projects can be accelerated or scaled back depending on the condition of the capital markets.

Working Capital Requirements
Working capital requirements, mainly in our fuels marketing segment, may vary with the seasonality of demand and commodity prices for the products we market. This seasonality in demand and commodity prices affect our accounts receivable and accounts payable balances, which vary depending on the timing of payments.

Axeon Term Loan and Credit Support
We are a party to the Axeon Term Loan, and we provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $150.0 million to Axeon. As of September 30, 2015, we provided guarantees for Axeon with an aggregate maximum potential exposure of $55.9 million, plus two guarantees to suppliers that do not specify a maximum amount, but for which we believe any amounts due would be minimal. As of September 30, 2015, we have also provided $69.3 million in letters of credit on behalf of Axeon. Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of the Axeon Term Loan and credit support.

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

Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2015 (a)	$1.095	$98,051	November 9, 2015	November 13, 2015
June 30, 2015	$1.095	$98,051	August 7, 2015	August 13, 2015
March 31, 2015	$1.095	$98,051	May 8, 2015	May 14, 2015
December 31, 2014	$1.095	$98,051	February 9, 2015	February 13, 2015

(a)	The distribution was announced on October 30, 2015.

Debt Obligations
As of September 30, 2015, we were a party to the following debt agreements:

•	revolving credit agreement due October 29, 2019, with a balance of $908.1 million as of September 30, 2015;

•
7.65% senior notes due April 15, 2018 with a face value of $350.0 million; 4.80% senior notes due September 1, 2020 with a face value of $450.0 million; 6.75% senior notes due February 1, 2021 with a face value of $300.0 million; 4.75% senior notes due February 1, 2022 with a face value of $250.0 million; and 7.625% subordinated notes due January 15, 2043 with a face value of $402.5 million;

•	$365.4 million Gulf Opportunity Zone Revenue Bonds due from 2038 to 2041;

•	$80.0 million line of credit agreements with $42.0 million outstanding as of September 30, 2015; and

•	Receivables Financing Agreement due June 15, 2018, with $56.9 million of borrowings outstanding as of September 30, 2015.

Management believes that, as of September 30, 2015, we are in compliance with all ratios and covenants contained in our debt instruments. A default under any of our debt instruments would be considered an event of default under all of our debt instruments. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion on certain of our debt agreements.

Interest Rate Swaps
We are a party to forward-starting interest rate swap agreements for the purpose of hedging interest rate risk. During the nine months ended September 30, 2015, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $450.0 million. We had no forward-starting interest rate swap agreements as of December 31, 2014. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

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

Interest Rate Risk
We manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, we utilize forward-starting interest rate swap agreements to lock in the rate on the interest payments related to forecasted debt issuances. Borrowings under our variable rate debt expose us to increases in interest rates. During the nine months ended September 30, 2015, we entered into forward-starting interest rate swap agreements. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps. The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt:

	September 30, 2015
	Expected Maturity Dates
	2015	2016	2017	2018	2019	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$—	$—	$—	$350,000	$—	$1,402,500	$1,752,500	$1,741,843
Weighted-average interest rate	—	—	—	8.2%	—	6.0%	6.4%
Variable rate	$—	$—	$—	$56,900	$908,059	$365,440	$1,330,399	$1,331,487
Weighted-average interest rate	—	—	—	1.1%	2.0%	0.1%	1.4%

	December 31, 2014
	Expected Maturity Dates
	2015	2016	2017	2018	2019	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed rate	$—	$—	$—	$350,000	$—	$1,402,500	$1,752,500	$1,796,536
Weighted-average interest rate	—	—	—	8.2%	—	6.0%	6.4%
Variable rate	$—	$—	$—	$—	$601,496	$365,440	$966,936	$967,706
Weighted-average interest rate	—	—	—	—	2.0%	0.1%	1.2%

The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount	Period of Hedge	Weighted-Average Fixed Rate	Fair Value
September 30, 2015			September 30, 2015
(Thousands of Dollars)			(Thousands of Dollars)
$200,000	04/2018 - 04/2028	2.6%	$(236)
250,000	09/2020 - 09/2030	2.8%	2,232
$450,000		2.7%	$1,996

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

	September 30, 2015
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(crude oil and refined products)	105	$59.38	N/A	$(5)
Futures – short:
(crude oil and refined products)	263	N/A	$55.35	$39
Swaps - long:
(refined products)	346	$35.15	N/A	$(168)
Swaps - short:
(refined products)	1,152	N/A	$35.66	$1,135

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	636	$46.61	N/A	$331
Futures – short:
(crude oil and refined products)	638	N/A	$48.06	$559
Swaps – long:
(refined products)	997	$36.12	N/A	$(2,003)
Swaps – short:
(refined products)	1,038	N/A	$41.90	$8,058
Forward purchase contracts:
(crude oil)	298	$47.21	N/A	$(132)
Forward sales contracts:
(crude oil)	298	N/A	$47.26	$147

Total fair value of open positions exposed to commodity price risk				$7,961

	December 31, 2014
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(crude oil)	162	$59.82	N/A	$(1,060)
Futures – short:
(crude oil)	169	N/A	$59.56	$1,064
Swaps – long:
(crude oil and refined products)	251	$48.86	N/A	$(1,341)
Swaps – short:
(crude oil and refined products)	1,005	N/A	$55.66	$11,861

Economic Hedges and Other Derivatives:
Futures – long:
(refined products)	24	$75.91	N/A	$26
Swaps – long:
(refined products)	106	$44.97	N/A	$(120)
Swaps – short:
(crude oil and refined products)	50	N/A	$54.98	$553
Forward purchase contracts:
(crude oil)	812	$65.81	N/A	$(11,624)
Forward sales contracts:
(crude oil)	812	N/A	$65.95	$12,109

Total fair value of open positions exposed to commodity price risk				$11,468

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

PART II - OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of our common units made during the quarter ended September 30, 2015 by or on behalf of us or an affiliated purchaser:

Period	Total Number of Units Purchased(1)	Average Price Paid per Unit(1)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	—	$—	—	$—
August 1 through August 31	90,000	51.02	—	—
September 1 through September 30	—	—	—	—
Total	90,000	$51.02	—	$—

(1)   During the quarter ended September 30, 2015, NuStar GP, LLC, the general partner of our general partner, purchased 90,000 of our common units in the open market to satisfy NuStar GP, LLC’s obligations under its long-term incentive plans.

Item 6.	Exhibits

Exhibit Number	Description

*10.01
Amendment No. 2 to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of August 19, 2015 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent

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
November 5, 2015

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
November 5, 2015

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
November 5, 2015