Form 10-Q
period 2016-03-31
NuStar Energy L.P.
filed 2016-05-05
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of April 30, 2016 was 77,886,078.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$130,917	$118,862
Accounts receivable, net of allowance for doubtful accounts of $7,978 and $8,473 as of March 31, 2016 and December 31, 2015, respectively	133,469	145,064
Receivable from related party	2,295	—
Inventories	41,173	38,749
Other current assets	25,719	31,176
Total current assets	333,573	333,851
Property, plant and equipment, at cost	5,264,120	5,209,160
Accumulated depreciation and amortization	(1,577,433)	(1,525,589)
Property, plant and equipment, net	3,686,687	3,683,571
Intangible assets, net	108,551	112,011
Goodwill	696,637	696,637
Deferred income tax asset	502	2,858
Other long-term assets, net	269,599	296,597
Total assets	$5,095,549	$5,125,525
Liabilities and Partners’ Equity
Current liabilities:
Accounts payable	$100,782	$125,147
Payable to related party	—	14,799
Short-term debt	81,000	84,000
Accrued interest payable	27,897	34,286
Accrued liabilities	43,355	55,194
Taxes other than income tax	13,599	12,810
Income tax payable	6,157	5,977
Total current liabilities	272,790	332,213
Long-term debt	3,125,650	3,055,612
Long-term payable to related party	—	32,080
Deferred income tax liability	25,841	24,810
Other long-term liabilities	113,616	70,966
Commitments and contingencies (Note 4)
Partners’ equity:
Limited partners (77,886,078 common units outstanding as of March 31, 2016 and December 31, 2015)	1,625,515	1,661,900
General partner	35,709	36,738
Accumulated other comprehensive loss	(103,572)	(88,794)
Total partners’ equity	1,557,652	1,609,844
Total liabilities and partners’ equity	$5,095,549	$5,125,525
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Service revenues	$266,566	$269,973
Product sales	139,137	284,971
Total revenues	405,703	554,944
Costs and expenses:
Cost of product sales	128,990	262,506
Operating expenses:
Third parties	83,540	84,360
Related party	21,681	31,287
Total operating expenses	105,221	115,647
General and administrative expenses:
Third parties	13,365	7,667
Related party	10,420	17,386
Total general and administrative expenses	23,785	25,053
Depreciation and amortization expense	53,142	52,457
Total costs and expenses	311,138	455,663
Operating income	94,565	99,281
Interest expense, net	(34,123)	(32,037)
Other (expense) income, net	(171)	62,268
Income from continuing operations before income tax expense	60,271	129,512
Income tax expense	2,870	2,387
Income from continuing operations	57,401	127,125
Income from discontinued operations, net of tax	—	774
Net income	$57,401	$127,899
Basic and diluted net income per unit applicable to limited partners:
Continuing operations	$0.57	$1.46
Discontinued operations	—	0.01
Total (Note 11)	$0.57	$1.47
Basic weighted-average limited partner units outstanding	77,886,078	77,886,078

Diluted weighted-average limited partner units outstanding	77,956,824	77,886,078

Comprehensive income	$42,623	$107,798
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$57,401	$127,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	53,142	52,457
Unit-based compensation expense	1,086	—
Amortization of debt related items	2,017	2,237
Loss (gain) from sale or disposition of assets	4	(75)
Gain associated with the Linden Acquisition	—	(56,277)
Deferred income tax expense (benefit)	456	(535)
Distributions of equity in earnings of joint venture	—	2,500
Changes in current assets and current liabilities (Note 12)	(12,490)	(7,774)
Other, net	111	2,150
Net cash provided by operating activities	101,727	122,582
Cash Flows from Investing Activities:
Capital expenditures	(46,176)	(72,880)
Change in accounts payable related to capital expenditures	(12,663)	(13,464)
Acquisitions	—	(142,500)
Investment in other long-term assets	—	(2,177)
Proceeds from sale or disposition of assets	—	1,185
Net cash used in investing activities	(58,839)	(229,836)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	168,089	330,532
Proceeds from short-term debt borrowings	134,000	163,000
Long-term debt repayments	(93,709)	(83,166)
Short-term debt repayments	(137,000)	(194,000)
Distributions to unitholders and general partner	(98,051)	(98,051)
Decrease in cash book overdrafts	(8,799)	(14,294)
Other, net	(5)	(10)
Net cash (used in) provided by financing activities	(35,475)	104,011
Effect of foreign exchange rate changes on cash	4,642	(6,486)
Net increase (decrease) in cash and cash equivalents	12,055	(9,729)
Cash and cash equivalents as of the beginning of the period	118,862	87,912
Cash and cash equivalents as of the end of the period	$130,917	$78,183
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NYSE: NS) is a publicly held Delaware limited partnership engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings or NSH) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns an approximate 15% total interest in us as of March 31, 2016.

We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: pipeline, storage and fuels marketing.

Recent Developments
Employee Transfer from NuStar GP, LLC. On March 1, 2016, NuStar GP, LLC, the general partner of our general partner and a wholly owned subsidiary of NuStar GP Holdings, transferred and assigned to NuStar Services Company LLC (NuStar Services Co), a wholly owned subsidiary of NuStar Energy, all of NuStar GP, LLC’s employees and related benefit plans, programs, contracts and policies (the Employee Transfer). As a result of the Employee Transfer, we pay employee costs directly and sponsor the long-term incentive plan and other employee benefit plans. Please refer to Note 7 for a discussion of this transfer and our related party agreements, Note 8 for a discussion of our employee benefit plans and Note 9 for a discussion of our long-term incentive plan.

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

Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Noncontrolling interests are separately disclosed on the financial statements. Inter-partnership balances and transactions have been eliminated in consolidation. We account for investment in joint ventures using the equity method of accounting.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2016 and 2015 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Certain previously reported amounts in the 2015 consolidated financial statements and condensed notes have been reclassified to conform to 2016 presentation.

2. NEW ACCOUNTING PRONOUNCEMENTS

Unit-Based Payments
In March 2016, the Financial Accounting Standards Board (FASB) issued amended guidance that simplifies certain aspects of accounting for unit-based payments to employees, including the accounting for income taxes, forfeitures, and statutory tax

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

withholding requirements, as well as classification in the statement of cash flows. The changes are effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. Prior to the Employee Transfer discussed in Note 1 above, we did not sponsor a unit-based compensation plan. Upon completion of the Employee Transfer, we adopted this amended guidance effective January 1, 2016 on a prospective basis, which did not have a material impact on our financial position, results of operations or disclosures. Please refer to Note 9 for a discussion of our long-term incentive plan.

Leases
In February 2016, the FASB issued amended guidance that requires lessees to recognize the assets and liabilities that arise from most leases on the balance sheet. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The changes are effective for annual and interim periods beginning after December 15, 2018, and amendments should be applied using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with the option to use certain expedients. We are currently assessing the impact of this amended guidance on our financial position, results of operations and disclosures.

Financial Instruments
In January 2016, the FASB issued new guidance that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The changes are effective for annual and interim periods beginning after December 15, 2017, and amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We will adopt these provisions January 1, 2018, and we do not expect the guidance to have a material impact on our financial position, results of operations or disclosures.

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

Debt Issuance Costs
In April 2015, the FASB issued amended guidance for the presentation of debt issuance costs. Under the amended guidance, debt issuance costs will be presented on the balance sheet as a deduction from the carrying value of the associated debt liability. In August 2015, the FASB issued amended guidance that would allow debt issuance costs related to line-of-credit agreements to continue to be presented as an asset on the balance sheet. The changes are effective for annual and interim periods beginning after December 15, 2015, and retrospective application is required. On January 1, 2016, we retrospectively adopted this guidance. As a result, we reclassified $23.7 million of deferred debt issuance costs from “Other long-term assets, net” to “Long-term debt” on the consolidated balance sheet as of December 31, 2015.

Revenue Recognition
In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard. In August 2015, the FASB deferred the effective date by one year. The standard is now effective for public entities for annual and interim periods beginning after December 15, 2017, using one of two retrospective transition methods. Early adoption is permitted, but not before the original effective date. In March 2016, the FASB issued final amendments to clarify the principal versus agent guidance within this comprehensive new revenue recognition standard. In April 2016, the FASB issued final amendments to clarify when a promised good or service is distinct within the context of a contract. We are currently assessing the impact of this new guidance on our financial position, results of operations and disclosures, and we have not yet selected a transition method.

3. DEBT

Revolving Credit Agreement
During the three months ended March 31, 2016, the balance under our $1.5 billion five-year revolving credit agreement (the Revolving Credit Agreement) increased by $75.6 million, which we used for general partnership purposes and to fund our capital expenditures. The Revolving Credit Agreement matures on October 29, 2019 and bears interest, at our option, based on an alternative base rate, a LIBOR-based rate or a EURIBOR-based rate. The interest rate on the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of March 31, 2016, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 2.2% and we had $958.3 million outstanding.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2016, our consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.00-to-1.00. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of March 31, 2016, our consolidated debt coverage ratio was 4.6x, and we had $523.2 million available for borrowing. Letters of credit issued under the Revolving Credit Agreement totaled $18.5 million as of March 31, 2016.

Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, Louisiana issued, pursuant to the Gulf Opportunity Zone Act of 2005, tax-exempt revenue bonds (the GoZone Bonds) associated with our St. James, Louisiana terminal expansions. The GoZone Bonds bear interest based on a weekly tax-exempt bond market interest rate, and interest is paid monthly. The weighted-average interest rate was 0.4% as of March 31, 2016. Following the issuances, the proceeds were deposited with a trustee and are disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansions. We include the amount remaining in trust in “Other long-term assets, net,” and we include the amount of bonds issued in “Long-term debt” on the consolidated balance sheets. For the three months ended March 31, 2016 and 2015, the amount received from the trustee totaled $5.5 million and $0.5 million, respectively. As of March 31, 2016, the amount remaining in trust totaled $49.3 million.

Receivables Financing Agreement
NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $125.0 million receivables financing agreement with third-party lenders (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries (collectively with the Receivables Financing Agreement, the Securitization Program). NuStar Finance’s sole business consists of purchasing receivables from certain of NuStar Energy’s wholly owned subsidiaries and providing these receivables as collateral under the Securitization Program. NuStar Finance is a separate legal entity and the assets of NuStar Finance, including these accounts receivable, are not available to satisfy the claims of creditors of NuStar Energy, its subsidiaries selling receivables under the Securitization Program or their affiliates. The amount available for borrowing is based on the availability of eligible receivables and other customary factors and conditions.

Borrowings by NuStar Finance under the Receivables Financing Agreement bear interest at either the applicable commercial paper rate or the applicable bank rate, each as defined under the Receivables Financing Agreement. The Securitization Program has an initial termination date of June 15, 2018, with the option to renew for additional 364-day periods thereafter. As of March 31, 2016, $81.3 million of our accounts receivable are included in the Securitization Program. The amount of borrowings outstanding under the Receivables Financing Agreement totaled $48.5 million as of March 31, 2016, which is included in “Long-term debt” on the consolidated balance sheet.

4. COMMITMENTS AND CONTINGENCIES

Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. As of March 31, 2016, we have accrued $4.4 million for contingent losses. The amount that will ultimately be paid may differ from the recorded accruals, and the timing of such payments is uncertain. In addition, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recurring Fair Value Measurements
The following assets and liabilities are measured at fair value on a recurring basis:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$4,321	$—	$—	$4,321
Commodity derivatives	1,671	69	—	1,740
Total	$5,992	$69	$—	$6,061
Liabilities:
Accrued liabilities:
Product imbalances	$(433)	$—	$—	$(433)
Commodity derivatives	(751)	(133)	—	(884)
Other long-term liabilities:
Guarantee liability	—	—	(1,400)	(1,400)
Interest rate swaps	—	(28,675)	—	(28,675)
Total	$(1,184)	$(28,808)	$(1,400)	$(31,392)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$179	$—	$—	$179
Commodity derivatives	11,325	77	—	11,402
Other long-term assets, net:
Interest rate swaps	—	2,755	—	2,755
Total	$11,504	$2,832	$—	$14,336
Liabilities:
Accrued liabilities:
Product imbalances	$(419)	$—	$—	$(419)
Commodity derivatives	—	(120)	—	(120)
Other long-term liabilities:
Guarantee liability	—	—	(1,697)	(1,697)
Interest rate swaps	—	(1,452)	—	(1,452)
Total	$(419)	$(1,572)	$(1,697)	$(3,688)

Product Imbalances. We value our assets and liabilities related to product imbalances using quoted market prices in active markets as of the reporting date. Therefore, we include these product imbalances in Level 1 of the fair value hierarchy.

Commodity Derivatives. We base the fair value of certain of our commodity derivative instruments on quoted prices on an exchange; accordingly, we include these items in Level 1 of the fair value hierarchy. We also have derivative instruments for which we determine fair value using industry pricing services and other observable inputs, such as quoted prices on an exchange for similar derivative instruments. Therefore, we include these derivative instruments in Level 2 of the fair value hierarchy. See Note 6 for a discussion of our derivative instruments.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest Rate Swaps. We estimate the fair value of our forward-starting interest rate swaps using discounted cash flows, which use observable inputs such as time to maturity and market interest rates. Therefore, we include these interest rate swaps in Level 2 of the fair value hierarchy.

Guarantees. In 2014, we sold our remaining 50% ownership interest in NuStar Asphalt LLC, which then changed its name to Axeon Specialty Products LLC (Axeon). We provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $125.0 million to Axeon. As of March 31, 2016, we have provided $19.7 million in letters of credit on behalf of Axeon. As of March 31, 2016 and December 31, 2015, we provided guarantees mainly for commodity purchases, lease obligations and certain utilities for Axeon with an aggregate maximum potential exposure of $59.3 million and $71.9 million, respectively, and one guarantee that does not specify a maximum amount. A majority of these guarantees have no expiration date. We estimated the fair value considering the probability of default by Axeon and an estimate of the amount we would be obligated to pay under the guarantees at the time of default based on the guarantees outstanding as of March 31, 2016 and December 31, 2015. Our estimate of the fair value is based on significant inputs not observable in the market and thus falls within Level 3 of the fair value hierarchy.

The following table summarizes the activity in our Level 3 liabilities:

Three Months Ended March 31, 2016
(Thousands of Dollars)
Beginning balance	$1,697
Adjustments to guarantee liability	(297)
Ending balance	$1,400

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, note receivables, payables and debt in our consolidated balance sheets at their carrying amounts. The fair values of these financial instruments, except for the $190.0 million term loan to Axeon (the Axeon Term Loan) and long-term debt, approximate their carrying amounts.

The estimated fair values and carrying amounts of the long-term debt and the Axeon Term Loan were as follows:

	March 31, 2016		December 31, 2015
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(Thousands of Dollars)
Long-term debt	$2,980,166	$3,125,650	$2,929,438	$3,055,612
Axeon Term Loan	$173,197	$170,055	$172,123	$170,352

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
We estimated the fair value of the Axeon Term Loan using discounted cash flows, which use observable inputs such as time to maturity and market interest rates, and determined that the fair value falls in Level 2 of the fair value hierarchy. The carrying value of the Axeon Term Loan is included in “Other long-term assets, net” on the consolidated balance sheets.
As of March 31, 2016, the carrying amount of the Axeon Term Loan is $170.1 million, consisting of the following: (i) the outstanding principal amount from the Axeon Term Loan of $190.0 million; (ii) plus the fair value of guarantees of $1.4 million as of March 31, 2016; and (iii) less equity losses from our investment in Axeon of $21.3 million incurred prior to the 2014 sale of our remaining ownership interest in Axeon and after the carrying value of our equity investment in Axeon was reduced to zero. The carrying value of the Axeon Term Loan is included in “Other long-term assets, net” on the consolidated balance sheets. We review the financial information of Axeon monthly for possible credit loss indicators. In 2015 and 2014, Axeon failed to make two scheduled principal payments, increasing the interest rate payable by Axeon, until Axeon makes the payments.

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
Interest Rate Risk
We are a party to certain interest rate swap agreements to manage our exposure to changes in interest rates, which include forward-starting interest rate swap agreements related to forecasted debt issuances in 2018 and 2020. We entered into these swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. Under the terms of the swaps, we pay a fixed rate and receive a rate based on three month USD LIBOR. These swaps qualified, and we designated them, as cash flow hedges. We record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive income” (AOCI), and the amount in AOCI will be recognized in “Interest expense, net” as the forecasted interest payments occur or if the interest payments are probable not to occur. As of March 31, 2016 and December 31, 2015, the aggregate notional amount of forward-starting interest rate swaps totaled $600.0 million.

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

The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short open positions on an absolute basis, which totaled 4.8 million barrels and 8.0 million barrels as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, we had $2.0 million of margin deposits and none as of December 31, 2015. The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Commodity contracts	Other current assets	$—	$1,937	$—	$(23)
Interest rate swaps	Other long-term assets, net	—	2,755	—	—
Commodity contracts	Accrued liabilities	88	—	(358)	—
Interest rate swaps	Other long-term liabilities	—	—	(28,675)	(1,452)
Total		88	4,692	(29,033)	(1,475)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	2,773	34,016	(1,033)	(24,528)
Commodity contracts	Accrued liabilities	1,135	117	(1,749)	(237)
Total		3,908	34,133	(2,782)	(24,765)

Total Derivatives		$3,996	$38,825	$(31,815)	$(26,240)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain of our derivative instruments are eligible for offset in the consolidated balance sheets and subject to master netting arrangements. Under our master netting arrangements, there is a legally enforceable right to offset amounts, and we intend to settle such amounts on a net basis. The following are the net amounts presented on the consolidated balance sheets:

Commodity Contracts	March 31, 2016	December 31, 2015
	(Thousands of Dollars)
Net amounts of assets presented in the consolidated balance sheets	$1,740	$11,402
Net amounts of liabilities presented in the consolidated balance sheets	$(884)	$(120)

The earnings impact of our commodity contracts, for which gains and/or losses are recognized in “Cost of product sales” on the condensed consolidated statements of comprehensive income, was as follows:

	Three Months Ended March 31,
	2016	2015
	(Thousands of Dollars)
Derivatives Designated as Fair Value Hedging Instruments:
Gain (loss) recognized in income on derivative	$(1,012)	$2,164
Gain (loss) recognized in income on hedged item	2,866	(1,676)
Gain (loss) recognized in income for ineffective portion	1,854	488

Derivatives Not Designated as Hedging Instruments:
Gain (loss) recognized in income on derivative	$720	$330

The earnings impact of our interest rate swaps was as follows:

	Three Months Ended March 31,
	2016	2015
	(Thousands of Dollars)
Derivatives Designated as Cash Flow Hedging Instruments:
Gain (loss) recognized in other comprehensive income on derivative (effective portion)	$(29,978)	$(2,035)
Gain (loss) reclassified from AOCI into interest expense, net (effective portion) (a)	$(2,222)	$(2,538)

(a)	As of March 31, 2016, we expect to reclassify a loss of $7.9 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

7. RELATED PARTY TRANSACTIONS

GP Services Agreement. Prior to the Employee Transfer, our operations were managed by NuStar GP, LLC under a services agreement effective January 1, 2008 pursuant to which employees of NuStar GP, LLC performed services for our U.S. operations. Employees of NuStar GP, LLC provided services to us and NuStar GP Holdings; therefore, we reimbursed NuStar GP, LLC for all employee costs, other than the expenses allocated to NuStar GP Holdings.

In conjunction with the Employee Transfer, we entered into an Amended and Restated Services Agreement with NuStar GP, LLC, effective March 1, 2016 (the Amended GP Services Agreement). The Amended GP Services Agreement provides that we will furnish administrative services necessary to conduct the business of NuStar GP Holdings. NuStar GP Holdings will compensate us for these services through an annual fee of $1.0 million, subject to adjustment based on the annual merit increase percentage applicable to our employees for the most recently completed fiscal year and for changes in level of service. The Amended GP Services Agreement will terminate on March 1, 2020 and will automatically renew for successive two-year terms, unless terminated by either party.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information pertaining to related party transactions:

	Three Months Ended March 31,
	2016	2015
	(Thousands of Dollars)
Operating expenses	$21,681	$31,287
General and administrative expenses	$10,420	$17,386

Assignment and Assumption Agreement. Also on March 1, 2016 and in connection with the Employee Transfer, we entered into an Assignment and Assumption Agreement with NuStar GP, LLC (the Assignment Agreement). Under the Assignment Agreement, NuStar GP, LLC assigned all of its employee benefit plans, programs, contracts, policies, and various of its other agreements and contracts with certain employees, affiliates and third-party service providers (collectively, the Assigned Programs) to NuStar Services Co. In addition, NuStar Services Co agreed to assume the sponsorship and all obligations relating to the ongoing maintenance and administration of each of the plans and agreements in the Assigned Programs.

The following table summarizes the related party transactions and changes to amounts reported on our consolidated balance sheet as a result of the Employee Transfer on March 1, 2016 (thousands of dollars):

Decrease in related party payable:
Current	$16,014
Long-term	32,656
Decrease in related party payable	$48,670

Changes to our consolidated balance sheet:
Current and long-term assets	$2,154
Current liabilities	5,609
Other long-term liabilities	34,042
Limited partner’s equity	2,664
Accumulated other comprehensive loss	4,201
Changes to our consolidated balance sheet	$48,670

We had a receivable from related party of $2.3 million as of March 31, 2016, mainly representing service fees and expenses paid on behalf of NuStar GP Holdings. As of December 31, 2015, we had a payable to related party of $14.8 million, mainly representing payroll, employee benefit plan expenses and unit-based compensation prior to the Employee Transfer and none as of March 31, 2016. We also had a long-term payable to related party as of December 31, 2015 of $32.1 million, representing long-term employee benefits prior to the Employee Transfer and none as of March 31, 2016.

8. EMPLOYEE BENEFIT PLANS

Prior to the Employee Transfer, NuStar GP, LLC sponsored and maintained the defined benefit plans and defined contribution plans described below. Effective March 1, 2016, in connection with the Employee Transfer, we assumed sponsorship and responsibility for these defined benefit plans and defined contribution plans, which include both qualified and nonqualified plans. The benefits received by our employees were not impacted by the Employee Transfer.

Defined Benefit Plans
NuStar Pension Plan. The NuStar Pension Plan (the Pension Plan) is a qualified non-contributory defined benefit pension plan that provides eligible U.S. employees with retirement income as calculated under a cash balance formula. Under the cash balance formula, benefits are based on age, service and interest credits, and employees become fully vested in their benefits upon attaining three years of vesting service.

NuStar Excess Pension Plan. The NuStar Excess Pension Plan (the Excess Pension Plan) is a nonqualified deferred compensation plan that provides benefits to a select group of management or other highly compensated employees. The Excess Pension Plan is not intended to constitute either a qualified plan under the provisions of Section 401 of the Internal Revenue

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Code of 1986, as amended (the Code), or a funded plan subject to the Employee Retirement Income Security Act. The Pension Plan and Excess Pension Plan are collectively referred to as the Pension Plans.

Other Postretirement Benefits. We also sponsor a contributory medical benefits plan for U.S. employees that retired prior to April 1, 2014. For employees that retire on or after April 1, 2014, we provide partial reimbursement for eligible third-party health care premiums.

We estimate pension and other postretirement benefit obligations and costs from actuarial valuations. The actuarial valuations require the use of certain assumptions, including discount rates, expected long-term rates of return on plan assets and expected rates of compensation increase. The amortization of actuarial gains and losses reflects a corridor based on 10% of the greater of the projected benefit obligation or the market-related value of the pension plan assets.

The annual measurement date for our pension and other postretirement benefit plans is December 31 and we recognize the overfunded or underfunded status of our defined benefit pension or other postretirement benefit plans as an asset or a liability as of the balance sheet dates. We record changes in the funded status of our plans as a component of comprehensive income in the year the changes occur. The reconciliation of funded status for the Pension Plans and other postretirement benefit plans as of December 31, 2015 was as follows:

	Pension Plans	Other Postretirement Benefits
	(Thousands of Dollars)
Fair value of plan assets	$87,706	$—
Less: Benefit obligation	109,202	10,042
Funded status	$(21,496)	$(10,042)

On March 1, 2016, and in conjunction with the Employee Transfer, we assumed $22.5 million and $10.2 million in benefit obligations associated with the Pension Plans and other postretirement benefits, respectively. Prior to the Employee Transfer, we reimbursed all costs incurred by NuStar GP, LLC related to these employee benefit plans at cost. The following table summarizes the components of net periodic benefit costs for the Pension Plans and other postretirement benefits on a combined basis for periods prior to the Employee Transfer and after the Employee Transfer:

	Pension Plans		Other Postretirement Benefits
	2016	2015	2016	2015
	(Thousands of Dollars)
For the three months ended March 31:
Service cost	$1,926	$1,919	$105	$118
Interest cost	1,006	1,097	100	112
Expected return on assets	(1,352)	(1,254)	—	—
Amortization of prior service credit	(517)	(516)	(286)	(286)
Amortization of net loss	273	461	45	67
Net periodic benefit cost (income)	$1,336	$1,707	$(36)	$11

Contributions to the Pension Plans and Other Postretirement Benefits. During 2016, approximately $8.1 million and $0.3 million is expected to be contributed to the Pension Plans and other postretirement benefits, respectively, which principally represents contributions either required by regulations or laws, or with respect to unfunded plans, necessary to fund current benefits.

Defined Contribution Plans
NuStar Thrift Plan. The NuStar Thrift Plan (the Thrift Plan) is a qualified defined contribution plan and participation in the Thrift Plan is voluntary and open to substantially all our employees upon their date of hire. Thrift Plan participants can contribute from 1% up to 30% of their total annual compensation to the Thrift Plan in the form of pre-tax and/or after tax employee contributions. We make matching contributions in an amount equal to 100% of each participant’s employee contributions up to a maximum of 6% of the participant’s total annual compensation.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NuStar Excess Thrift Plan. The NuStar Excess Thrift Plan (the Excess Thrift Plan) is a nonqualified deferred compensation plan that provides benefits to those employees whose compensation and/or annual contributions under the Thrift Plan are subject to the limitations applicable to qualified retirement plans under the Code. The Excess Thrift Plan is not intended to constitute either a qualified plan under the provisions of Section 401 of the Code or a funded plan subject to the Employee Retirement Income Security Act.

We also sponsor several other defined contribution plans for certain international employees located in Canada, the Netherlands and the United Kingdom.

9. UNIT-BASED COMPENSATION

Overview
On January 28, 2016, our unitholders approved the Fifth Amended and Restated 2000 Long-Term Incentive Plan (the Amended 2000 LTIP) which, among other items, provides that we may use newly issued units from NuStar Energy to satisfy unit awards and extends the term of the Amended 2000 LTIP to January 28, 2026. Prior to the Employee Transfer, NuStar GP, LLC sponsored the Amended 2000 LTIP and we reimbursed NuStar GP, LLC for awards under this plan. The approval of the Amended 2000 LTIP, coupled with the Employee Transfer, resulted in the classification of most of our currently outstanding and subsequently issued awards as equity-classified awards.

Effective March 1, 2016, we assumed sponsorship of the Amended 2000 LTIP, which provides the Compensation Committee of the Board of Directors of NuStar GP, LLC (the Compensation Committee) with the right to issue and award up to 3,250,000 of our common units to employees and non-employee directors. Awards available under the Amended 2000 LTIP include restricted units, performance units, unit options, unit awards and distribution equivalent rights (DER). The Compensation Committee may also include a tandem grant of a DER that will entitle the participant to receive cash equal to cash distributions made on any award prior to its vesting. As of March 31, 2016, common units that remained available to be awarded under the Amended 2000 LTIP totaled 1,201,757.

On March 1, 2016, we assumed all outstanding awards under the Amended 2000 LTIP, which represented 688,647 units. The transfer of the outstanding awards qualifies as a plan modification. Therefore, we measured the fair value of the outstanding awards based on the unit price on the transfer date.

Our significant unit-based compensation awards are discussed below.

Restricted Units
We account for restricted units expected to result in the issuance of our common units upon vesting as equity-classified awards. These restricted units are mainly granted to domestic employees and non-employee directors and represented 604,153 units on the Employee Transfer date. The outstanding restricted units granted to domestic employees generally vest over five years beginning one year after the grant date. The fair value of a restricted unit award for domestic employees is measured at the transfer date or the grant date. Restricted units granted to non-employee directors generally vest over three years and the fair value of such award is measured at each reporting period. DERs paid with respect to outstanding, unvested restricted units reduce equity, similar to cash distributions to unitholders. We record compensation expense ratably over the vesting period based on the fair value of the units at the grant date (for domestic employees) or the fair value of the units measured at each reporting period (for non-employee directors).

The outstanding restricted units granted to international employees are cash-settled and accounted for as liability-classified awards. These restricted units represented 49,121 units on the Employee Transfer date and vest over three to five years. We record compensation expense over the requisite service or vesting period based on the fair value of the award measured at each reporting period. The liability for restricted units granted to international employees is included in “Accrued liabilities” on our consolidated balance sheets.

Performance Units
Performance units are issued to certain of our key employees and represent rights to receive our common units upon achieving an objective performance measure for the performance period. The objective performance measure for the outstanding performance unit awards is a specific distribution coverage ratio (DCR) determined each year by the NuStar GP, LLC Compensation Committee for the following year. Our DCR determines the rate at which the performance units convert into our common units which can range from zero to 200%.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The performance units represented 35,373 units on the Employee Transfer date. Performance units vest in three annual increments (tranches), based upon our DCR during the one-year performance periods that end on December 31 of each year following the date of grant. The performance units are not considered granted until the Compensation Committee has set the DCR for each tranche of awards. Therefore, performance units are equity-classified awards measured at the grant date fair value. In addition, since the performance units granted do not receive DERs, the estimated fair value of these awards does not include the per unit distributions expected to be paid to unitholders during the vesting period. We record compensation expense ratably for each vesting tranche over its requisite service period (one-year) if it is probable that the specified DCR will be achieved. Additionally, changes in the actual or estimated outcomes that affect the quantity of performance units expected to be converted are recognized as a cumulative adjustment.

We include compensation expense for the outstanding restricted units and performance units in “General and administrative expenses” on the condensed consolidated statements of comprehensive income.

10. PARTNERS’ EQUITY

The following table summarizes changes to our partners’ equity (in thousands of dollars):

Balance as of December 31, 2015	$1,609,844
Net income	57,401
Unit-based compensation	3,236
Other comprehensive loss	(14,778)
Cash distributions to partners	(98,051)
Balance as of March 31, 2016	$1,557,652

Accumulated Other Comprehensive Loss
The balance of and changes in the components included in AOCI were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1, 2016	$(60,826)	$(27,968)	$—	$(88,794)
Other comprehensive income (loss):
Employee Transfer	—	—	4,201	4,201
Other comprehensive income (loss) before reclassification adjustments	8,938	(29,978)	—	(21,040)
Net gain on pension costs reclassified into operating expense	—	—	(120)	(120)
Net gain on pension costs reclassified into general and administrative expense	—	—	(41)	(41)
Net loss on cash flow hedges reclassified into interest expense, net	—	2,222	—	2,222
Other comprehensive income (loss)	8,938	(27,756)	4,040	(14,778)
Balance as of March 31, 2016	$(51,888)	$(55,724)	$4,040	$(103,572)

Allocations of Net Income
General Partner. Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the limited partner unitholders and the general partner will receive. The partnership agreement also contains provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interests. Normal allocations according to percentage interests are made after giving effect to priority income allocations, if any, in an amount equal to incentive cash distributions allocated 100% to the general partner.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended March 31,
	2016	2015
	(Thousands of Dollars)
Net income applicable to general partner and limited partners’ interest	$57,401	$127,899
Less general partner incentive distribution	10,805	10,805
Net income after general partner incentive distribution	46,596	117,094
General partner interest	2%	2%
General partner allocation of net income after general partner incentive distribution	932	2,342
General partner incentive distribution	10,805	10,805
Net income applicable to general partner	$11,737	$13,147

Cash Distributions
The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2016	2015
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961
General partner incentive distribution	10,805	10,805
Total general partner distribution	12,766	12,766
Limited partners’ distribution	85,285	85,285
Total cash distributions	$98,051	$98,051

Cash distributions per unit applicable to limited partners	$1.095	$1.095

The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2016 (a)	$1.095	$98,051	May 9, 2016	May 13, 2016
December 31, 2015	$1.095	$98,051	February 8, 2016	February 12, 2016

(a)	The distribution was announced on April 27, 2016.

11. NET INCOME PER UNIT

Basic and diluted net income per unit is determined pursuant to the two-class method. Under this method, all earnings are allocated to our limited partner unitholders and participating securities based on their respective rights to receive distributions earned during the period. Participating securities include our general partner interest, including incentive distribution rights, and restricted units awarded under our Amended 2000 LTIP.

Basic net income per unit is computed by dividing net income attributable to our limited partner unitholders by the weighted-average number of limited partner units outstanding during the period.

Diluted net income per unit is computed by dividing net income attributable to our limited partner unitholders by the sum of (i) the weighted-average number of limited partner units outstanding during the period and (ii) the effect of dilutive potential limited partner units outstanding during the period. Dilutive potential limited partner units include contingently issuable performance units under awarded our Amended 2000 LTIP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the calculation of earnings per unit:

	Three Months Ended March 31,
	2016	2015
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income attributable to NuStar Energy L.P.	$57,401	$127,899
Less: Distributions to general partner (including incentive distribution rights)	12,766	12,766
Less: DERs to restricted units	713	—
Less: Distributions to limited partner	85,285	85,285
Distributions (in excess of) less than earnings	$(41,363)	$29,848

Net income attributable to limited parter units:
Distributions to limited partner	$85,285	$85,285
Allocation of distributions (in excess of) less than earnings	(40,535)	29,251
Total	$44,750	$114,536

Basic weighted-average limited partner units outstanding	77,886,078	77,886,078

Diluted units outstanding:
Basic weighted-average limited partner units outstanding	77,886,078	77,886,078
Effect of dilutive participating securities	70,746	—
Diluted weighted-average limited partner units outstanding	77,956,824	77,886,078

Basic and diluted net income per unit applicable to limited partners	$0.57	$1.47

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. STATEMENTS OF CASH FLOWS
Changes in current assets and current liabilities were as follows:

	Three Months Ended March 31,
	2016	2015
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$11,706	$19,654
Inventories	(2,398)	11,997
Other current assets	5,613	10,963
Increase (decrease) in current liabilities:
Accounts payable	(3,370)	(21,776)
Payable to related party, net	(1,575)	1,145
Accrued interest payable	(6,389)	(5,948)
Accrued liabilities	(16,859)	(23,191)
Taxes other than income tax	593	(1,738)
Income tax payable	189	1,120
Changes in current assets and current liabilities	$(12,490)	$(7,774)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to the change in the amount accrued for capital expenditures and the effect of foreign currency translation. In addition, see Note 7 for non-cash related party transactions associated with the Employee Transfer.

Cash flows related to interest and income taxes were as follows:

	Three Months Ended March 31,
	2016	2015
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$41,079	$38,044
Cash paid for income taxes, net of tax refunds received	$2,742	$1,738

13. SEGMENT INFORMATION

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended March 31,
	2016	2015
	(Thousands of Dollars)
Revenues:
Pipeline	$118,873	$124,425
Storage:
Third parties	146,384	144,085
Intersegment	6,015	6,249
Total storage	152,399	150,334
Fuels Marketing	140,446	286,434
Consolidation and intersegment eliminations	(6,015)	(6,249)
Total revenues	$405,703	$554,944

Operating income (loss):
Pipeline	$64,265	$68,640
Storage	57,013	47,978
Fuels marketing	(773)	9,925
Consolidation and intersegment eliminations	—	43
Total segment operating income	120,505	126,586
General and administrative expenses	23,785	25,053
Other depreciation and amortization expense	2,155	2,252
Total operating income	$94,565	$99,281

Total assets by reportable segment were as follows:

	March 31, 2016	December 31, 2015
	(Thousands of Dollars)
Pipeline	$1,999,202	$2,014,098
Storage	2,471,658	2,476,389
Fuels marketing	144,921	156,866
Total segment assets	4,615,781	4,647,353
Other partnership assets	479,768	478,172
Total consolidated assets	$5,095,549	$5,125,525

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

Condensed Consolidating Balance Sheets
March 31, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$879	$4	$—	$130,034	$—	$130,917
Receivables, net	—	727	—	135,037	—	135,764
Inventories	—	1,929	5,755	33,489	—	41,173
Other current assets	93	8,088	4,402	13,136	—	25,719
Intercompany receivable	—	1,574,862	—	—	(1,574,862)	—
Total current assets	972	1,585,610	10,157	311,696	(1,574,862)	333,573
Property, plant and equipment, net	—	1,919,232	568,355	1,199,100	—	3,686,687
Intangible assets, net	—	47,251	—	61,300	—	108,551
Goodwill	—	149,453	170,652	376,532	—	696,637
Investment in wholly owned subsidiaries	2,165,781	45,432	1,056,445	909,821	(4,177,479)	—
Deferred income tax asset	—	—	—	1,681	(1,179)	502
Other long-term assets, net	939	228,901	26,329	13,430	—	269,599
Total assets	$2,167,692	$3,975,879	$1,831,938	$2,873,560	$(5,753,520)	$5,095,549
Liabilities and Partners’ Equity
Payables	$—	$25,923	$7,470	$67,389	$—	$100,782
Short-term debt	—	81,000	—	—	—	81,000
Accrued interest payable	—	27,874	—	23	—	27,897
Accrued liabilities	645	7,778	8,235	26,697	—	43,355
Taxes other than income tax	189	4,128	4,345	4,937	—	13,599
Income tax payable	—	1,708	12	4,437	—	6,157
Intercompany payable	505,634	—	894,589	174,639	(1,574,862)	—
Total current liabilities	506,468	148,411	914,651	278,122	(1,574,862)	272,790
Long-term debt	—	3,077,717	—	47,933	—	3,125,650
Deferred income tax liability	—	1,143	36	25,841	(1,179)	25,841
Other long-term liabilities	—	48,194	7,460	57,962	—	113,616
Total partners’ equity	1,661,224	700,414	909,791	2,463,702	(4,177,479)	1,557,652
Total liabilities and partners’ equity	$2,167,692	$3,975,879	$1,831,938	$2,873,560	$(5,753,520)	$5,095,549

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets
December 31, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$885	$4	$—	$117,973	$—	$118,862
Receivables, net	—	419	—	144,645	—	145,064
Inventories	—	1,776	3,648	33,325	—	38,749
Other current assets	140	11,026	497	19,513	—	31,176
Intercompany receivable	—	1,610,370	—	—	(1,610,370)	—
Total current assets	1,025	1,623,595	4,145	315,456	(1,610,370)	333,851
Property, plant and equipment, net	—	1,915,370	570,415	1,197,786	—	3,683,571
Intangible assets, net	—	48,961	—	63,050	—	112,011
Goodwill	—	149,453	170,652	376,532	—	696,637
Investment in wholly owned subsidiaries	2,205,904	48,547	1,031,162	915,115	(4,200,728)	—
Deferred income tax asset	—	—	—	4,037	(1,179)	2,858
Other long-term assets, net	933	255,957	26,329	13,378	—	296,597
Total assets	$2,207,862	$4,041,883	$1,802,703	$2,885,354	$(5,812,277)	$5,125,525
Liabilities and Partners’ Equity
Payables	$12	$52,650	$11,193	$76,091	$—	$139,946
Short-term debt	—	84,000	—	—	—	84,000
Accrued interest payable	—	34,271	—	15	—	34,286
Accrued liabilities	723	32,816	5,753	15,902	—	55,194
Taxes other than income tax	126	6,452	3,325	2,907	—	12,810
Income tax payable	—	1,362	9	4,606	—	5,977
Intercompany payable	508,363	—	858,018	243,989	(1,610,370)	—
Total current liabilities	509,224	211,551	878,298	343,510	(1,610,370)	332,213
Long-term debt	—	3,002,743	—	52,869	—	3,055,612
Long-term payable to related party	—	26,638	—	5,442	—	32,080
Deferred income tax liability	—	1,143	36	24,810	(1,179)	24,810
Other long-term liabilities	—	37,209	9,294	24,463	—	70,966
Total partners’ equity	1,698,638	762,599	915,075	2,434,260	(4,200,728)	1,609,844
Total liabilities and partners’ equity	$2,207,862	$4,041,883	$1,802,703	$2,885,354	$(5,812,277)	$5,125,525

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$126,578	$47,985	$231,476	$(336)	$405,703
Costs and expenses	518	68,891	31,015	211,050	(336)	311,138
Operating (loss) income	(518)	57,687	16,970	20,426	—	94,565
Equity in earnings (loss) of subsidiaries	57,922	(3,115)	25,283	43,743	(123,833)	—
Interest (expense) income, net	—	(39,632)	1,508	8,352	(4,351)	(34,123)
Other income (expense), net	—	1	(17)	(155)	—	(171)
Income before income tax expense	57,404	14,941	43,744	72,366	(128,184)	60,271
Income tax expense	3	346	2	2,519	—	2,870
Net income	$57,401	$14,595	$43,742	$69,847	$(128,184)	$57,401

Comprehensive income (loss)	$57,401	$(13,161)	$43,742	$82,825	$(128,184)	$42,623

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$134,036	$52,574	$368,661	$(327)	$554,944
Costs and expenses	490	72,906	33,124	349,512	(369)	455,663
Operating (loss) income	(490)	61,130	19,450	19,149	42	99,281
Equity in earnings (loss) of subsidiaries	128,389	(4,164)	81,699	101,273	(307,197)	—
Interest (expense) income, net	—	(32,174)	119	18	—	(32,037)
Other income, net	—	1,340	2	60,926	—	62,268
Income from continuing operations before income tax (benefit) expense	127,899	26,132	101,270	181,366	(307,155)	129,512
Income tax (benefit) expense	—	(1,026)	—	3,413	—	2,387
Income from continuing operations	127,899	27,158	101,270	177,953	(307,155)	127,125
Income from discontinued operations, net of tax	—	—	—	774	—	774
Net income	$127,899	$27,158	$101,270	$178,727	$(307,155)	$127,899

Comprehensive income	$127,899	$27,661	$101,270	$158,123	$(307,155)	$107,798

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$97,539	$7,958	$18,028	$129,635	$(151,433)	$101,727
Cash flows from investing activities:
Capital expenditures	—	(28,899)	(5,442)	(11,835)	—	(46,176)
Change in accounts payable related to capital expenditures	—	(7,637)	(74)	(4,952)	—	(12,663)
Net cash used in investing activities	—	(36,536)	(5,516)	(16,787)	—	(58,839)
Cash flows from financing activities:
Debt borrowings	—	296,089	—	6,000	—	302,089
Debt repayments	—	(219,709)	—	(11,000)	—	(230,709)
Distributions to unitholders and general partner	(98,051)	(49,026)	(49,025)	(49,031)	147,082	(98,051)
Net intercompany activity	507	2,998	36,513	(44,369)	4,351	—
Other, net	(1)	(1,774)	—	(7,029)	—	(8,804)
Net cash (used in) provided by financing activities	(97,545)	28,578	(12,512)	(105,429)	151,433	(35,475)
Effect of foreign exchange rate changes on cash	—	—	—	4,642	—	4,642
Net (decrease) increase in cash and cash equivalents	(6)	—	—	12,061	—	12,055
Cash and cash equivalents as of the beginning of the period	885	4	—	117,973	—	118,862
Cash and cash equivalents as of the end of the period	$879	$4	$—	$130,034	$—	$130,917

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$97,235	$40,425	$35,918	$96,086	$(147,082)	$122,582
Cash flows from investing activities:
Capital expenditures	—	(58,476)	(4,651)	(9,753)	—	(72,880)
Change in accounts payable related to capital expenditures	—	(8,554)	(516)	(4,394)	—	(13,464)
Acquisitions	—	—	—	(142,500)	—	(142,500)
Investment in other long-term assets	—	—	—	(2,177)	—	(2,177)
Proceeds from sale or disposition of assets	—	9	4	1,172	—	1,185
Net cash used in investing activities	—	(67,021)	(5,163)	(157,652)	—	(229,836)
Cash flows from financing activities:
Debt borrowings	—	493,532	—	—	—	493,532
Debt repayments	—	(277,166)	—	—	—	(277,166)
Distributions to unitholders and general partner	(98,051)	(49,025)	(49,026)	(49,031)	147,082	(98,051)
Net intercompany activity	816	(134,700)	18,271	115,613	—	—
Other, net	—	(6,045)	—	(8,259)	—	(14,304)
Net cash (used in) provided by financing activities	(97,235)	26,596	(30,755)	58,323	147,082	104,011
Effect of foreign exchange rate changes on cash	—	—	—	(6,486)	—	(6,486)
Net decrease in cash and cash equivalents	—	—	—	(9,729)	—	(9,729)
Cash and cash equivalents as of the beginning of the period	923	6	—	86,983	—	87,912
Cash and cash equivalents as of the end of the period	$923	$6	$—	$77,254	$—	$78,183

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2015, Part I, Item 1A “Risk Factors,” as well as our subsequent current and quarterly reports, for a discussion of certain of those risks, uncertainties and assumptions.

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

OVERVIEW
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings or NSH) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns a 15% total interest in us as of March 31, 2016. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in seven sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies

•	New Accounting Pronouncements

Recent Developments
Employee Transfer from NuStar GP, LLC. On March 1, 2016, NuStar GP, LLC, the general partner of our general partner and a wholly owned subsidiary of NuStar GP Holdings, transferred and assigned to NuStar Services Company LLC (NuStar Services Co), a wholly owned subsidiary of NuStar Energy, all of NuStar GP, LLC’s employees and related benefit plans, programs, contracts and policies (the Employee Transfer). The Employee Transfer did not materially change our results of operations since we previously reimbursed NuStar GP, LLC for all employee costs attributable to us. However, as a result of the Employee Transfer, we pay employee costs directly and sponsor the long-term incentive plan and other employee benefit plans.

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
Pipeline. We own 3,140 miles of refined product pipelines and 1,200 miles of crude oil pipelines, as well as approximately 4.0 million barrels of storage capacity, which comprise our Central West System. In addition, we own 2,360 miles of refined product pipelines, consisting of the East and North Pipelines, and a 2,000 mile ammonia pipeline (the Ammonia Pipeline), which comprise our Central East System. The East and North Pipelines have storage capacity of approximately 6.4 million barrels. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.

Storage. We own terminals and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom (UK), with approximately 83.0 million barrels of storage capacity. Revenues for the storage segment include fees for tank storage agreements, whereby a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage lease revenues), and throughput agreements, whereby a customer pays a fee per barrel for volumes moving through our terminals for which we charge additional fees (throughput revenues).
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

Current Market Conditions
During 2015 and early 2016, the price of crude oil declined sharply, at times reaching lows not seen in over a decade. While the price has made a modest recovery, many energy industry experts predict continued price volatility, as global market supply and demand fundamentals remain unchanged.

Increases or decreases in the price of crude oil affect various sectors of the energy industry, including our customers in crude oil production, refining and trading, in different ways. For example, while the sustained period of low prices has forced some of our crude oil production customers to reduce their capital spending and drilling activity and narrow their focus to assets in the most cost-advantaged regions, some of our refining company customers have benefitted from lower crude oil prices, particularly to the extent the lower feedstock price has been coupled with higher demand for certain refined products in some regional markets.

Continued low crude oil prices seem to have been having a direct, negative impact on the unit price of many master limited partnerships, including our own, although recently that impact appears to be diminishing. Partly as a result of lower unit prices, earlier this year, we reduced our overall capital spending in order to minimize our need to access the public capital markets due to the prohibitively high costs of public debt and equity financing at the time; however, as financial markets have improved, costs have begun to drop. If market conditions continue to improve, we plan to reevaluate our financing plans and access the markets as needed.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,		Change
	2016	2015
Statement of Income Data:
Revenues:
Service revenues	$266,566	$269,973	$(3,407)
Product sales	139,137	284,971	(145,834)
Total revenues	405,703	554,944	(149,241)

Costs and expenses:
Cost of product sales	128,990	262,506	(133,516)
Operating expenses	105,221	115,647	(10,426)
General and administrative expenses	23,785	25,053	(1,268)
Depreciation and amortization expense	53,142	52,457	685
Total costs and expenses	311,138	455,663	(144,525)

Operating income	94,565	99,281	(4,716)
Interest expense, net	(34,123)	(32,037)	(2,086)
Other (expense) income, net	(171)	62,268	(62,439)
Income from continuing operations before income tax expense	60,271	129,512	(69,241)
Income tax expense	2,870	2,387	483
Income from continuing operations	57,401	127,125	(69,724)
Income from discontinued operations, net of tax	—	774	(774)
Net income	$57,401	$127,899	$(70,498)
Basic and diluted net income per unit applicable to limited partners:
Continuing operations	$0.57	$1.46	$(0.89)
Discontinued operations	—	0.01	(0.01)
Total	$0.57	$1.47	$(0.90)
Basic weighted-average limited partner units outstanding	77,886,078	77,886,078	—

Overview
Net income decreased $70.5 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, due to a decrease of $6.1 million in segment operating income, resulting mainly from reductions in operating income for the pipeline and fuels marketing segments, and a $56.3 million gain in the first quarter of 2015 associated with the Linden Acquisition.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended March 31,		Change
	2016	2015
Pipeline:
Refined products pipelines throughput (barrels/day)	521,272	506,381	14,891
Crude oil pipelines throughput (barrels/day)	411,109	506,272	(95,163)
Total throughput (barrels/day)	932,381	1,012,653	(80,272)
Throughput revenues	$118,873	$124,425	$(5,552)
Operating expenses	33,004	35,308	(2,304)
Depreciation and amortization expense	21,604	20,477	1,127
Segment operating income	$64,265	$68,640	$(4,375)
Storage:
Throughput (barrels/day)	828,327	880,271	(51,944)
Throughput revenues	$29,400	$31,691	$(2,291)
Storage lease revenues	122,999	118,643	4,356
Total revenues	152,399	150,334	2,065
Operating expenses	66,003	72,628	(6,625)
Depreciation and amortization expense	29,383	29,728	(345)
Segment operating income	$57,013	$47,978	$9,035
Fuels Marketing:
Product sales and other revenue	$140,446	$286,434	$(145,988)
Cost of product sales	132,581	266,218	(133,637)
Gross margin	7,865	20,216	(12,351)
Operating expenses	8,638	10,291	(1,653)
Depreciation and amortization expense	—	—	—
Segment operating (loss) income	$(773)	$9,925	$(10,698)
Consolidation and Intersegment Eliminations:
Revenues	$(6,015)	$(6,249)	$234
Cost of product sales	(3,591)	(3,712)	121
Operating expenses	(2,424)	(2,580)	156
Total	$—	$43	$(43)
Consolidated Information:
Revenues	$405,703	$554,944	$(149,241)
Cost of product sales	128,990	262,506	(133,516)
Operating expenses	105,221	115,647	(10,426)
Depreciation and amortization expense	50,987	50,205	782
Segment operating income	120,505	126,586	(6,081)
General and administrative expenses	23,785	25,053	(1,268)
Other depreciation and amortization expense	2,155	2,252	(97)
Consolidated operating income	$94,565	$99,281	$(4,716)

Pipeline
Total revenues decreased $5.6 million and total throughputs decreased 80,272 barrels per day for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to:

•
a decrease in revenues of $9.6 million and a decrease in throughputs of 82,101 barrels per day on our Eagle Ford System due to reduced production resulting from a sustained low crude oil price environment; and

•
a decrease in revenues of $1.4 million and a decrease in throughputs of 5,570 barrels per day on our Ammonia Pipeline partly due to a shipper’s facility reconfiguration, resulting in less barrels available for transportation.

The decrease in pipeline revenues and throughputs was partially offset by:

•	an increase in revenues of $2.1 million, despite a decrease in throughputs of 5,421 barrels per day on our McKee System crude and refined products pipelines, due to increased long-haul deliveries;

•	an increase in revenues of $1.8 million and an increase in throughputs of 1,438 barrels per day on our North Pipeline due to increased refinery production and long-haul deliveries;

•	an increase in revenues of $1.1 million and an increase in throughputs of 5,182 barrels per day on our East Pipeline due to unfavorable market conditions in the first quarter of 2015; and

•	an increase in revenues of $0.5 million and an increase in throughputs of 8,894 barrels per day on our Burgos pipeline as a result of a project completed in 2015.

Operating expenses decreased $2.3 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to lower rental and power costs on our South Texas Crude System.

Depreciation and amortization expense increased $1.1 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, mainly due to the completion of pipeline projects.

Storage
Total storage segment revenues increased $2.1 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, mainly due to increases in storage lease revenues of $4.4 million, offset by decreases in throughput revenues of $2.3 million discussed below.

Storage lease revenues increased $2.9 million due to increased throughput and related handling fees, mainly at our Northeast and West terminals. Storage lease revenues also increased $2.2 million due to new customer contracts, primarily at our St. James and Texas City terminal facilities. These increases in storage lease revenues were partially offset by a decrease in revenues of $1.2 million due to decreased reimbursable revenues, primarily at our St. Eustatius terminal facility.

Throughput revenues decreased $2.3 million and throughputs decreased 51,944 barrels per day for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to:

•
a decrease in revenues of $3.0 million and a decrease in throughputs of 81,370 barrels per day at our Corpus Christi North Beach terminal due to a decrease in Eagle Ford Shale crude oil being shipped to Corpus Christi, as discussed above in the pipeline segment; and

•
a decrease in revenues of $0.9 million and a decrease in throughputs of 30,628 barrels per day due to a turnaround at the refinery served by our Benicia crude oil storage tank facility in the first quarter of 2016.

These decreases in throughput revenues were partially offset by an increase in revenues of $0.8 million and an increase in throughputs of 48,703 barrels per day at our Texas City crude oil storage tank facility due to a turnaround in the first quarter of 2015.

Operating expenses decreased $6.6 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to:

•
a decrease of $5.1 million in operating expenses at our St. Eustatius terminal facility, mainly associated with property taxes in the first quarter of 2015 and lower regulatory and maintenance expense in 2016; and

•	a decrease of $0.9 million in regulatory and maintenance expenses mainly at our St. James terminal facility.

Fuels Marketing
We recorded a segment operating loss of $0.8 million for the three months ended March 31, 2016, compared to segment operating income of $9.9 million for the three months ended March 31, 2015, primarily due to lower product margins in our bunker fuel operations.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses decreased $1.3 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to lower compensation expense associated with our long-term incentive plan, partially offset by increased salaries and wages mainly due to increased headcount and higher employee benefit costs.

For the three months ended March 31, 2016, we recorded other expense, net of $0.2 million, compared to other income, net of $62.3 million for the three months ended March 31, 2015. For the three months ended March 31, 2015, we recognized a $56.3 million gain associated with the Linden Acquisition and a $5.9 million net foreign exchange gain.

TRENDS AND OUTLOOK
We believe that the fact that NuStar provides both storage and pipeline services, for crude and refined products, to customers in sectors across the energy industry, throughout the country and around the world, serves to offer some insulation from the impact of market fluctuations on our results of operations. Since high crude oil prices have tended to benefit our producer customers, high prices have also correlated with increased demand for our crude oil pipeline services. On the other hand, depressed crude oil prices, when coupled with an industry expectation of higher prices in the future, or a contango market, has historically correlated with increased demand from trading companies for our storage services.

Because of the geographic diversity of our assets, our results of operations are not dependent on the regions or markets that have been hardest hit by depressed crude oil prices, the domestic shale play regions, which was demonstrated by the fact that, in 2015, revenue from our Eagle Ford pipeline and storage assets constituted less than 16% of our total pipeline and storage segment revenue. Although our assets in the Eagle Ford region have experienced lower throughputs as production has slowed, the fact that we have minimum volume throughput contracts with large, creditworthy customers has minimized the negative impact of that slowdown on our results of operations.

In addition to the diversity of our customers, our assets, the services we offer and the markets we serve, we believe our contracts, many of which are long-term, take-or-pay arrangements for committed storage or throughput capacity, also help to blunt the impact of volatility of crude oil prices on our results of operations. In the locations at which our assets are integrated physically with the refineries the assets serve, we believe the results generated by those assets depend to a greater degree on the refinery’s continuing need to receive, store and transport the crude and refined products than on crude or refined product prices.

Pipeline Segment
We expect earnings for our pipeline segment to benefit from higher forecasted volumes on our refined product pipelines. However, we expect these increases to be more than offset by reduced throughput volumes on our Eagle Ford crude pipelines due to lower domestic shale production, and higher maintenance expenses resulting in lower earnings in the second quarter and full-year 2016 as compared to the comparable periods of 2015.

Storage Segment
We expect second quarter earnings in our storage segment to be lower than the comparable period in 2015 due to the effect of lower Eagle Ford throughputs at our Corpus Christi North Beach terminal and higher maintenance expenses.

For the full-year, earnings at many of our terminals should improve from favorable storage contract renewals and higher forecasted throughput volumes. However, we expect these increases to be more than offset by lower throughputs at our Corpus Christi North Beach terminal and lower revenue from some of our foreign terminal facilities resulting in lower earnings in the full-year 2016 as compared to 2015.

Fuels Marketing Segment
We expect second quarter 2016 and full-year results for our fuels marketing segment to be slightly higher than the comparable periods of 2015. However, earnings in this segment, as in any margin-based business, are subject to many factors that can increase or reduce margins, which may cause the segment’s actual results to vary significantly from our forecast.

Our outlook for the partnership, both overall and for any of our segments, may change, as we base our expectations on our continuing evaluation of a number of factors, many of which are outside our control. These factors include, but are not limited to, the state of the economy and the capital markets, changes to our customers’ refinery maintenance schedules and unplanned refinery downtime, supply of and demand for crude oil, refined products and anhydrous ammonia, demand for our transportation and storage services and changes in laws or regulations affecting our assets.

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

Sources of Funds. Each year, our objective is to fund our total annual reliability capital expenditures and distribution requirements with our net cash provided by operating activities during that year. If we do not generate sufficient cash from operations to meet that objective, we utilize other sources of cash flow, which in the past have primarily included borrowings under our revolving credit agreement, sales of non-strategic assets and, to the extent necessary, funds raised through equity or debt offerings under our shelf registration statements. We have typically funded our strategic capital expenditures and acquisitions from external sources, primarily borrowings under our revolving credit agreement or funds raised through equity or debt offerings. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control. Our risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 describe the risks inherent to these sources of funding and the availability thereof.

During periods when our cash flow from operations is less than our distribution and reliability capital requirements, we may maintain our distribution level because we can utilize other sources of Available Cash, as provided in our partnership agreement, including borrowing under our revolving credit agreement and proceeds from the sales of assets. Our risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 describe the risks inherent in our ability to maintain or grow our distribution.

For 2016, we currently expect to continue to generate cash from operations in excess of our distribution and reliability capital expenditures.

Cash Flows for the Three Months Ended March 31, 2016 and 2015
The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2016	2015
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$101,727	$122,582
Investing activities	(58,839)	(229,836)
Financing activities	(35,475)	104,011
Effect of foreign exchange rate changes on cash	4,642	(6,486)
Net increase (decrease) in cash and cash equivalents	$12,055	$(9,729)

Net cash provided by operating activities for the three months ended March 31, 2016 was $101.7 million, compared to $122.6 million for the three months ended March 31, 2015, primarily due to lower net income in 2016. In addition, our working capital increased by $12.5 million for the three months ended March 31, 2016, compared to $7.8 million for the three months ended March 31, 2015. See “Working Capital Requirements” below.

For the three months ended March 31, 2016, the majority of net cash provided by operating activities was used to fund our distributions to unitholders and our general partner in the aggregate amount of $98.1 million. The proceeds from debt borrowings, net of repayments, combined with a portion of net cash provided by operating activities, were used to fund our reliability capital and strategic capital expenditures.

For the three months ended March 31, 2015, net cash provided by operating activities was used to fund our distributions to unitholders and our general partner and reliability capital expenditures. Proceeds from debt borrowings, net of repayments, combined with cash on hand, were used to fund the Linden Acquisition and strategic capital expenditures.

Revolving Credit Agreement
As of March 31, 2016, our consolidated debt coverage ratio (as defined in our revolving credit agreement) can not exceed 5.00-to-1.00. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under our revolving credit agreement to an amount less than the total amount available for borrowing. As of March 31, 2016, our consolidated debt coverage ratio was 4.6x, and we had $523.2 million available for borrowing. Letters of credit issued under our revolving credit agreement totaled $18.5 million as of March 31, 2016. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion on our revolving credit agreement.

Other Sources of Liquidity
Other sources of liquidity consist of the following:

•
$365.4 million in revenue bonds pursuant to the Gulf Opportunity Zone Act of 2005 (the GoZone Bonds), with $49.3 million remaining in trust as of March 31, 2016, supported by $370.2 million in letters of credit issued by individual banks that do not restrict the amount we can borrow under our revolving credit agreement.

•
a $125.0 million receivables financing agreement between NuStar Energy, NuStar Finance LLC and third-party lenders (the Receivables Financing Agreement), with the amount available for borrowing based on the availability of eligible receivables and other customary factors and conditions; and

•	two short-term line of credit agreements with an aggregate uncommitted borrowing capacity of up to $105.0 million with $81.0 million outstanding as of March 31, 2016.

Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt agreements.

LOC Agreement
NuStar Logistics is a party to a $100.0 million uncommitted letter of credit agreement, which provides for standby letters of credit or guarantees with a term of up to one year (LOC Agreement). Any letters of credit issued under the LOC Agreement do not reduce availability under our revolving credit agreement. As of March 31, 2016, letters of credit issued under the LOC Agreement totaled $12.2 million.

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

The following table summarizes our capital expenditures, and the amount we expect to spend for 2016:

	Reliability Capital Expenditures	Strategic Capital Expenditures	Total
	(Thousands of Dollars)
For the three months ended March 31:
2015	$6,798	$210,759	$217,557
2016	$6,017	$40,159	$46,176

Expected for the year ended December 31, 2016	$ 35,000 - 45,000	$ 180,000 - 200,000	$ 215,000 - 245,000

Reliability capital expenditures mainly include maintenance upgrade projects at our terminals. In 2015, reliability capital expenditures also included dry-docking costs on one of our marine vessels. In 2016, strategic capital expenditures mainly included projects associated with the conversion and expansion of existing assets. In 2015, strategic capital expenditures primarily related to the Linden Acquisition, projects associated with the Eagle Ford Shale region in South Texas and the reactivation and conversion of our 200-mile pipeline between Mont Belvieu and Corpus Christi, Texas.

For the full year 2016, we continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2016 may increase or decrease from the budgeted amounts. During the first quarter of 2016, largely in response to market conditions, we reduced our strategic capital expenditures expected for the year ended December 31, 2016 by approximately 50%. We believe we can fund our currently expected capital expenditures with cash on hand and borrowings under our revolving credit agreement. Our internal growth projects can be accelerated or scaled back depending on market conditions or customer demand.

Working Capital Requirements
Working capital requirements, particularly in our fuels marketing segment, may vary with the seasonality of demand and the volatility of commodity prices for the products we market. This seasonality in demand and the volatility of commodity prices affect our accounts receivable and accounts payable balances, which vary depending on the timing of payments.

Axeon Term Loan and Credit Support
We are a party to the $190.0 million term loan to Axeon Specialty Products, LLC (the Axeon Term Loan), and we provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $125.0 million to Axeon Specialty Products, LLC (Axeon). As of March 31, 2016, we provided guarantees for Axeon with an aggregate maximum potential exposure of $59.3 million, plus one guarantee to suppliers that does not specify a maximum amount, but for which we believe any amount due would be minimal. As of March 31, 2016, we have also provided $19.7 million in letters of credit on behalf of Axeon. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of the Axeon Term Loan and credit support.

Defined Benefit Plans Funded Status
During 2016, approximately $8.1 million and $0.3 million is expected to be contributed to the Pension Plans and other postretirement benefits, respectively, which principally represents contributions either required by regulations or laws, or with respect to unfunded plans, necessary to fund current benefits.

Distributions
The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2016	2015
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961
General partner incentive distribution	10,805	10,805
Total general partner distribution	12,766	12,766
Limited partners’ distribution	85,285	85,285
Total cash distributions	$98,051	$98,051

Cash distributions per unit applicable to limited partners	$1.095	$1.095

Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2016 (a)	$1.095	$98,051	May 9, 2016	May 13, 2016
December 31, 2015	$1.095	$98,051	February 8, 2016	February 12, 2016

(a)	The distribution was announced on April 27, 2016.

Debt Obligations
As of March 31, 2016, we were a party to the following debt agreements:

•	revolving credit agreement due October 29, 2019, with a balance of $958.3 million as of March 31, 2016;

•
7.65% senior notes due April 15, 2018 with a face value of $350.0 million; 4.80% senior notes due September 1, 2020 with a face value of $450.0 million; 6.75% senior notes due February 1, 2021 with a face value of $300.0 million; 4.75% senior notes due February 1, 2022 with a face value of $250.0 million; and 7.625% subordinated notes due January 15, 2043 with a face value of $402.5 million;

•	$365.4 million in GoZone Bonds due from 2038 to 2041;

•	$105.0 million line of credit agreements with $81.0 million outstanding as of March 31, 2016; and

•	Receivables Financing Agreement due June 15, 2018, with $48.5 million of borrowings outstanding as of March 31, 2016.

Management believes that, as of March 31, 2016, we are in compliance with the ratios and covenants contained under our debt instruments. A default under certain of our debt agreements would be considered an event of default under other of our debt instruments. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt agreements.

Interest Rate Swaps
As of March 31, 2016 and December 31, 2015, we were a party to forward-starting interest rate swap agreements for the purpose of hedging interest rate risk. As of March 31, 2016 and December 31, 2015, the aggregate notional amount of these forward-starting interest rate swaps was $600.0 million. Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

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

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policy below has been adopted in connection with the Employee Transfer and is considered critical due to judgments made by management and the sensitivity of these estimates to deviations in actual results from management’s assumptions.

Defined Benefit Plans
We estimate pension and other postretirement benefit obligations and costs based on actuarial valuations. The annual measurement date for our pension and other postretirement benefit plans is December 31. The actuarial valuations require the use of certain assumptions including discount rates, expected long-term rates of return on plan assets and expected rates of compensation increase. Changes in these assumptions are primarily influenced by factors outside our control. The discount rate is based on a hypothetical yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the hypothetical yield curve required an average rating of double-A, when averaging all available ratings by Moody’s Investor Service Inc., Standard & Poor’s Ratings Services and Fitch, Inc. The resulting discount rates were 4.61% and 4.75% for pension and other postretirement benefit plans, respectively, as of December 31, 2015. The expected long-term rates of return on plan assets is based on the weighted averages of the expected long-term rates of return for each asset class of investments held in our plans as determined using historical data and the assumption that capital markets are informationally efficient. The expected rates of compensation increase represent average long-term salary increases.

These assumptions can have an effect on the amounts reported in our consolidated financial statements. The effect of a 0.25% change in the specified assumptions would have the following effects (in thousands):

Pension Benefits
Change in net periodic benefit cost for the year ending December 31, 2016 resulting from:
Discount rate decrease	$500
Expected long-term rate of returns on plan assets decrease	200
Compensation rate increase	400

NEW ACCOUNTING PRONOUNCEMENTS
Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of new accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, we utilize forward-starting interest rate swap agreements to lock in the rate on the interest payments related to forecasted debt issuances. Borrowings under our variable-rate debt expose us to increases in interest rates.

Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps. The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt:

	March 31, 2016
	Expected Maturity Dates
	2016	2017	2018	2019	2020	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$—	$—	$350,000	$—	$450,000	$952,500	$1,752,500	$1,606,832
Weighted-average interest rate	—	—	8.2%	—	4.8%	6.6%	6.4%
Variable-rate	$—	$—	$48,500	$958,312	$—	$365,440	$1,372,252	$1,373,334
Weighted-average interest rate	—	—	1.3%	2.2%	—	0.4%	1.7%

	December 31, 2015
	Expected Maturity Dates
	2016	2017	2018	2019	2020	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$—	$—	$350,000	$—	$450,000	$952,500	$1,752,500	$1,626,785
Weighted-average interest rate	—	—	8.2%	—%	4.8%	6.6%	6.4%
Variable-rate	$—	$—	$53,500	$882,664	$—	$365,440	$1,301,604	$1,302,653
Weighted-average interest rate	—	—	1.2%	2.1%	—	0.1%	1.5%

The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount			Weighted-Average Fixed Rate		Fair Value
March 31, 2016	December 31, 2015	Period of Hedge	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
(Thousands of Dollars)					(Thousands of Dollars)
$350,000	$350,000	04/2018 - 04/2028	2.6%	2.6%	$(19,094)	$140
250,000	250,000	09/2020 - 09/2030	2.8%	2.8%	(9,581)	1,163
$600,000	$600,000		2.7%	2.7%	$(28,675)	$1,303

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

	March 31, 2016
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	3	$49.79	N/A	$—
Futures – short:
(refined products)	50	N/A	$49.10	$(35)
Swaps - long:
(refined products)	10	$24.60	N/A	$3
Swaps - short:
(refined products)	552	N/A	$25.22	$(238)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	83	$43.01	N/A	$(21)
Futures – short:
(crude oil and refined products)	271	N/A	$38.35	$(125)
Swaps – long:
(refined products)	1,352	$22.34	N/A	$2,841
Swaps – short:
(refined products)	1,225	N/A	$23.51	$(1,082)
Forward purchase contracts:
(crude oil)	240	$39.07	N/A	$42
Forward sales contracts:
(crude oil)	240	N/A	$38.81	$(103)

Total fair value of open positions exposed to commodity price risk				$1,282

	December 31, 2015
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(crude oil and refined products)	38	$37.85	N/A	$1
Futures – short:
(crude oil and refined products)	59	N/A	$39.07	$68
Swaps – long:
(refined products)	129	$23.83	N/A	$(18)
Swaps – short:
(refined products)	784	N/A	$26.28	$1,864

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	87	$44.81	N/A	$(48)
Futures – short:
(crude oil and refined products)	196	N/A	$43.54	$149
Swaps – long:
(refined products)	1,532	$28.19	N/A	$(8,529)
Swaps – short:
(refined products)	1,435	N/A	$33.01	$14,931
Forward purchase contracts:
(crude oil)	248	$36.99	N/A	$193
Forward sales contracts:
(crude oil)	248	N/A	$36.82	$(235)

Total fair value of open positions exposed to commodity price risk				$8,376

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

PART II - OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of our common units made during the quarter ended March 31, 2016 by or on behalf of us or an affiliated purchaser:

Period	Total Number of Units Purchased(1)	Average Price Paid per Unit(1)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	—	$—	—	$—
February 1 through February 29	5,000	32.18	—	—
March 1 through March 31	—	—	—	—
Total	5,000	$32.18	—	$—

(1)   During the quarter ended March 31, 2016, NuStar GP, LLC, the general partner of our general partner, purchased 5,000 of our common units in the open market to satisfy obligations under the long-term incentive plans.

Item 6.	Exhibits

Exhibit Number	Description

10.01
Omnibus Amendment, dated as of January 15, 2016, which is the First Amendment to the Purchase and Sale Agreement and the First Amendment to the Receivables Financing Agreement among the respective parties thereto (incorporated by reference to Exhibit 10.26 to NuStar Energy L.P.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-16417))

10.02
NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of January 28, 2016 (incorporated by reference to Appendix A to NuStar Energy L.P.’s Proxy Statement on Schedule 14A filed December 17, 2015 (File No. 001-16417))

10.03
Assignment and Assumption Agreement dated March 1, 2016 between NuStar GP, LLC and NuStar Services Company LLC (incorporated by reference to Exhibit 10.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed March 1, 2016 (File No. 001-16417))

10.04
Amended and Restated Services Agreement dated March 1, 2016 between NuStar Energy L.P., NuStar GP Holdings, LLC, NuStar GP, LLC and NuStar Services Company LLC (incorporated by reference to Exhibit 10.2 to NuStar Energy L.P.’s Current Report on Form 8-K filed March 1, 2016 (File No. 001-16417))

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
May 5, 2016

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
May 5, 2016

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
May 5, 2016