Form 10-Q
period 2016-06-30
NuStar Energy L.P.
filed 2016-08-08
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of July 31, 2016 was 77,886,442.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,019	$118,862
Accounts receivable, net of allowance for doubtful accounts of $7,826 and $8,473 as of June 30, 2016 and December 31, 2015, respectively	145,340	145,064
Receivable from related party	186	—
Inventories	38,700	38,749
Other current assets	25,913	31,176
Total current assets	313,158	333,851
Property, plant and equipment, at cost	5,294,602	5,209,160
Accumulated depreciation and amortization	(1,620,230)	(1,525,589)
Property, plant and equipment, net	3,674,372	3,683,571
Intangible assets, net	105,091	112,011
Goodwill	696,637	696,637
Deferred income tax asset	2,193	2,858
Other long-term assets, net	263,768	296,597
Total assets	$5,055,219	$5,125,525
Liabilities and Partners’ Equity
Current liabilities:
Accounts payable	$96,807	$125,147
Payable to related party	—	14,799
Short-term debt	—	84,000
Accrued interest payable	33,893	34,286
Accrued liabilities	47,777	55,194
Taxes other than income tax	12,613	12,810
Income tax payable	3,186	5,977
Total current liabilities	194,276	332,213
Long-term debt	3,205,693	3,055,612
Long-term payable to related party	—	32,080
Deferred income tax liability	26,485	24,810
Other long-term liabilities	138,870	70,966
Commitments and contingencies (Note 4)
Partners’ equity:
Limited partners (77,886,316 and 77,886,078 common units outstanding as of June 30, 2016 and December 31, 2015, respectively)	1,582,224	1,661,900
General partner	34,582	36,738
Accumulated other comprehensive loss	(126,911)	(88,794)
Total partners’ equity	1,489,895	1,609,844
Total liabilities and partners’ equity	$5,055,219	$5,125,525
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Service revenues	$270,403	$274,581	$536,969	$544,554
Product sales	167,401	296,030	306,538	581,001
Total revenues	437,804	570,611	843,507	1,125,555
Costs and expenses:
Cost of product sales	157,617	281,610	286,607	544,116
Operating expenses:
Third parties	112,662	82,568	196,202	166,928
Related party	—	34,570	21,681	65,857
Total operating expenses	112,662	117,138	217,883	232,785
General and administrative expenses:
Third parties	22,657	8,986	35,949	16,653
Related party	—	17,707	10,493	35,093
Total general and administrative expenses	22,657	26,693	46,442	51,746
Depreciation and amortization expense	53,651	52,765	106,793	105,222
Total costs and expenses	346,587	478,206	657,725	933,869
Operating income	91,217	92,405	185,782	191,686
Interest expense, net	(34,229)	(32,824)	(68,352)	(64,861)
Other (expense) income, net	(201)	(2,152)	(372)	60,116
Income from continuing operations before income tax expense	56,787	57,429	117,058	186,941
Income tax expense	4,270	3,104	7,140	5,491
Income from continuing operations	52,517	54,325	109,918	181,450
Income from discontinued operations, net of tax	—	—	—	774
Net income	$52,517	$54,325	$109,918	$182,224
Basic and diluted net income per unit applicable to limited partners:
Continuing operations	$0.52	$0.54	$1.09	$2.00
Discontinued operations	—	—	—	0.01
Total (Note 11)	$0.52	$0.54	$1.09	$2.01
Basic weighted-average limited partner units outstanding	77,886,219	77,886,078	77,886,148	77,886,078

Diluted weighted-average limited partner units outstanding	77,939,279	77,886,078	77,943,702	77,886,078

Comprehensive income	$29,178	$85,167	$71,801	$192,965
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$109,918	$182,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	106,793	105,222
Unit-based compensation expense	2,869	—
Amortization of debt related items	3,965	4,485
Gain from sale or disposition of assets	(2)	(165)
Gain associated with the Linden Acquisition	—	(56,277)
Deferred income tax expense	2,562	368
Distributions of equity in earnings of joint venture	—	2,500
Changes in current assets and current liabilities (Note 12)	(15,274)	(8,502)
Other, net	4,202	7,332
Net cash provided by operating activities	215,033	237,187
Cash Flows from Investing Activities:
Capital expenditures	(95,361)	(153,621)
Change in accounts payable related to capital expenditures	(12,674)	(7,954)
Acquisitions	—	(142,500)
Investment in other long-term assets	—	(3,444)
Proceeds from sale or disposition of assets	—	1,307
Net cash used in investing activities	(108,035)	(306,212)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	348,904	609,735
Proceeds from short-term debt borrowings	279,000	432,000
Long-term debt repayments	(184,192)	(270,292)
Short-term debt repayments	(363,000)	(463,000)
Distributions to unitholders and general partner	(196,102)	(196,102)
Decrease in cash book overdrafts	(11,166)	(13,695)
Other, net	(674)	(565)
Net cash (used in) provided by financing activities	(127,230)	98,081
Effect of foreign exchange rate changes on cash	4,389	(5,331)
Net (decrease) increase in cash and cash equivalents	(15,843)	23,725
Cash and cash equivalents as of the beginning of the period	118,862	87,912
Cash and cash equivalents as of the end of the period	$103,019	$111,637
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NYSE: NS) is a publicly held Delaware limited partnership engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings or NSH) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns an approximate 15% total interest in us as of June 30, 2016.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2016 and 2015 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Certain previously reported amounts in the 2015 consolidated financial statements and condensed notes have been reclassified to conform to 2016 presentation.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS

Credit Losses
In June 2016, the Financial Accounting Standards Board (FASB) issued amended guidance that requires the use of a “current expected loss” model for financial assets measured at amortized cost and certain off-balance sheet credit exposures. Under this model, entities will be required to estimate the lifetime expected credit losses on such instruments based on historical experience, current conditions, and reasonable and supportable forecasts. This amended guidance also expands the disclosure requirements to enable users of financial statements to understand an entity’s assumptions, models and methods for estimating expected credit losses. The changes are effective for annual and interim periods beginning after December 15, 2019, and amendments should be applied using a modified retrospective approach. We are currently assessing the impact of this amended guidance on our financial position, results of operations and disclosures.

Unit-Based Payments
In March 2016, the FASB issued amended guidance that simplifies certain aspects of accounting for unit-based payments to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The changes are effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. Prior to the Employee Transfer discussed in Note 1 above, we did not sponsor a unit-based compensation plan. Upon completion of the Employee Transfer, we adopted this amended guidance effective January 1, 2016 on a prospective basis, which did not have a material impact on our financial position, results of operations or disclosures. Please refer to Note 9 for a discussion of our long-term incentive plan.

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

Revenue Recognition
In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard. In August 2015, the FASB deferred the effective date by one year. The standard is now effective for public entities for annual and interim periods beginning after December 15, 2017, using one of two retrospective transition methods. Early adoption is permitted, but not before the original effective date. The FASB has subsequently issued several updates that

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

amend and/or clarify the new revenue recognition standard. We are currently assessing the impact of this new guidance on our financial position, results of operations and disclosures, and we have not yet selected a transition method.

3. DEBT

Revolving Credit Agreement
During the six months ended June 30, 2016, the balance under our $1.5 billion five-year revolving credit agreement (the Revolving Credit Agreement) increased by $148.1 million, which we used for general partnership purposes and to fund our capital expenditures. The Revolving Credit Agreement matures on October 29, 2019 and bears interest, at our option, based on an alternative base rate, a LIBOR-based rate or a EURIBOR-based rate. The interest rate on the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of June 30, 2016, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 2.2%, and we had $1,030.8 million outstanding.

As of June 30, 2016, our consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.00-to-1.00. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of June 30, 2016, letters of credit issued under the Revolving Credit Agreement totaled $16.5 million, and we had $452.7 million available for borrowing. Our management believes that we are in compliance with the covenants in the Revolving Credit Agreement as of June 30, 2016.

Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, Louisiana issued, pursuant to the Gulf Opportunity Zone Act of 2005, an aggregate $365.4 million of tax-exempt revenue bonds (the GoZone Bonds) associated with our St. James, Louisiana terminal expansions. The GoZone Bonds bear interest based on a weekly tax-exempt bond market interest rate, and interest is paid monthly. The weighted-average interest rate was 0.4% as of June 30, 2016. Following the issuances, the proceeds were deposited with a trustee and are disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansions. We include the amount remaining in trust in “Other long-term assets, net,” and we include the amount of bonds issued in “Long-term debt” on the consolidated balance sheets. For the six months ended June 30, 2016 and 2015, the amount received from the trustee totaled $11.3 million and $7.7 million, respectively. As of June 30, 2016, the amount remaining in trust totaled $43.6 million.

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

Borrowings by NuStar Finance under the Receivables Financing Agreement bear interest at either the applicable commercial paper rate or the applicable bank rate, each as defined under the Receivables Financing Agreement. The Securitization Program has an initial termination date of June 15, 2018, with the option to renew for additional 364-day periods thereafter. As of June 30, 2016, $106.1 million of our accounts receivable are included in the Securitization Program. The amount of borrowings outstanding under the Receivables Financing Agreement totaled $56.7 million as of June 30, 2016, which is included in “Long-term debt” on the consolidated balance sheet.

4. COMMITMENTS AND CONTINGENCIES

Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We have accrued $3.4 million and $4.8 million for contingent losses as of June 30, 2016 and December 31, 2015, respectively. The amount that will ultimately be paid may differ from the recorded

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

accruals, and the timing of such payments is uncertain. In addition, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

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

Recurring Fair Value Measurements
The following assets and liabilities are measured at fair value on a recurring basis:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$142	$—	$—	$142
Commodity derivatives	—	224	—	224
Total	$142	$224	$—	$366
Liabilities:
Accrued liabilities:
Product imbalances	$(407)	$—	$—	$(407)
Commodity derivatives	(4,860)	(238)	—	(5,098)
Other long-term liabilities:
Guarantee liability	—	—	(1,805)	(1,805)
Interest rate swaps	—	(48,875)	—	(48,875)
Total	$(5,267)	$(49,113)	$(1,805)	$(56,185)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$179	$—	$—	$179
Commodity derivatives	11,325	77	—	11,402
Other long-term assets, net:
Interest rate swaps	—	2,755	—	2,755
Total	$11,504	$2,832	$—	$14,336
Liabilities:
Accrued liabilities:
Product imbalances	$(419)	$—	$—	$(419)
Commodity derivatives	—	(120)	—	(120)
Other long-term liabilities:
Guarantee liability	—	—	(1,697)	(1,697)
Interest rate swaps	—	(1,452)	—	(1,452)
Total	$(419)	$(1,572)	$(1,697)	$(3,688)

Product Imbalances. Since we value our assets and liabilities related to product imbalances using quoted market prices in active markets as of the reporting date, we include these product imbalances in Level 1 of the fair value hierarchy.

Commodity Derivatives. We base the fair value of certain of our commodity derivative instruments on quoted prices on an exchange; accordingly, we include these items in Level 1 of the fair value hierarchy. We also have derivative instruments for which we determine fair value using industry pricing services and other observable inputs, such as quoted prices on an exchange for similar derivative instruments, and we include these derivative instruments in Level 2 of the fair value hierarchy. See Note 6 for a discussion of our derivative instruments.

Interest Rate Swaps. Because we estimate the fair value of our forward-starting interest rate swaps using discounted cash flows, which use observable inputs such as time to maturity and market interest rates, we include these interest rate swaps in Level 2 of the fair value hierarchy.

Guarantees. In 2014, we sold our remaining 50% ownership interest in NuStar Asphalt LLC, which then changed its name to Axeon Specialty Products LLC (Axeon). We provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $125.0 million to Axeon. As of June 30, 2016, we have provided $25.5 million in letters of credit on behalf of Axeon. As of June 30, 2016 and December 31, 2015, we provided guarantees mainly for commodity purchases, lease obligations and certain utilities for Axeon with an aggregate maximum potential exposure of $76.5 million and $71.9 million, respectively, and one guarantee that does not specify a maximum amount as of June 30, 2016. As of December 31, 2015, we provided two guarantees that did not specify a maximum amount. A majority of these guarantees have no expiration date. We estimated the fair value considering the probability of default by Axeon and an estimate of the amount we would be obligated to pay under the guarantees at the time of default based on the guarantees outstanding as of June 30, 2016 and December 31, 2015. Our estimate of the fair value is based on significant inputs not observable in the market and thus falls within Level 3 of the fair value hierarchy.

The following table summarizes the activity in our Level 3 liabilities:

Six Months Ended June 30, 2016
(Thousands of Dollars)
Beginning balance	$1,697
Adjustments to guarantee liability	108
Ending balance	$1,805

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and debt in our consolidated balance sheets at their carrying amounts. The fair values of these financial instruments, except for a $190.0 million term loan to Axeon (the Axeon Term Loan) and long-term debt, approximate their carrying amounts.

The estimated fair values and carrying amounts of the long-term debt and the Axeon Term Loan were as follows:

	June 30, 2016		December 31, 2015
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(Thousands of Dollars)
Long-term debt	$3,204,542	$3,205,693	$2,929,438	$3,055,612
Axeon Term Loan	$174,397	$170,460	$172,123	$170,352

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
We estimated the fair value of the Axeon Term Loan using discounted cash flows, which use observable inputs such as time to maturity and market interest rates, and determined that the fair value falls in Level 2 of the fair value hierarchy. As of June 30, 2016, the carrying amount of the Axeon Term Loan is $170.5 million, consisting of the following: (i) the outstanding principal amount from the Axeon Term Loan of $190.0 million; (ii) plus the fair value of guarantees of $1.8 million as of June 30, 2016; (iii) less equity losses from our investment in Axeon of $21.3 million incurred prior to the 2014 sale of our remaining ownership interest in Axeon and after the carrying value of our equity investment in Axeon was reduced to zero. The carrying value of the Axeon Term Loan is included in “Other long-term assets, net” on the consolidated balance sheets. We review the financial information of Axeon monthly for possible credit loss indicators. In 2015 and 2014, Axeon failed to make two scheduled principal payments, which, under the provisions of the Axeon Term Loan, increases the interest rate payable by Axeon until Axeon makes those outstanding payments.

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
Interest Rate Risk
We are a party to certain interest rate swap agreements to manage our exposure to changes in interest rates, which include forward-starting interest rate swap agreements related to forecasted debt issuances in 2018 and 2020. We entered into these swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. Under the terms of the swaps, we pay a fixed rate and receive a rate based on three-month USD LIBOR. These swaps qualified, and we designated them, as cash flow hedges. We record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive income (loss)” (AOCI), and the amount in AOCI will be recognized in “Interest expense, net” as the forecasted interest payments occur or if the interest payments are probable not to occur. As of June 30, 2016 and December 31, 2015, the aggregate notional amount of forward-starting interest rate swaps totaled $600.0 million.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short open positions on an absolute basis, which totaled 7.1 million barrels and 8.0 million barrels as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, we had $1.9 million of margin deposits; we had no margin deposits as of December 31, 2015. The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Commodity contracts	Other current assets	$—	$1,937	$—	$(23)
Interest rate swaps	Other long-term assets, net	—	2,755	—	—
Commodity contracts	Accrued liabilities	333	—	(484)	—
Interest rate swaps	Other long-term liabilities	—	—	(48,875)	(1,452)
Total		333	4,692	(49,359)	(1,475)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	224	34,016	—	(24,528)
Commodity contracts	Accrued liabilities	8,306	117	(13,253)	(237)
Total		8,530	34,133	(13,253)	(24,765)

Total Derivatives		$8,863	$38,825	$(62,612)	$(26,240)

Certain of our derivative instruments are eligible for offset in the consolidated balance sheets and subject to master netting arrangements. Under our master netting arrangements, there is a legally enforceable right to offset amounts, and we intend to settle such amounts on a net basis. The following are the net amounts presented on the consolidated balance sheets:

Commodity Contracts	June 30, 2016	December 31, 2015
	(Thousands of Dollars)
Net amounts of assets presented in the consolidated balance sheets	$224	$11,402
Net amounts of liabilities presented in the consolidated balance sheets	$(5,098)	$(120)

We recognize the impact of our commodity contracts on earnings in “Cost of product sales” on the condensed consolidated statements of comprehensive income, and that impact was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands of Dollars)
Derivatives Designated as Fair Value Hedging Instruments:
Loss recognized in income on derivative	$(5,792)	$(6,663)	$(6,804)	$(4,499)
Gain recognized in income on hedged item	6,938	8,407	9,804	6,731
Gain recognized in income for ineffective portion	1,146	1,744	3,000	2,232

Derivatives Not Designated as Hedging Instruments:
Loss recognized in income on derivative	$(724)	$(339)	$(4)	$(9)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our interest rate swaps had the following impact on earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands of Dollars)
Derivatives Designated as Cash Flow Hedging Instruments:
(Loss) gain recognized in other comprehensive income on derivative (effective portion)	$(20,200)	$20,788	$(50,178)	$18,753
Loss reclassified from AOCI into interest expense, net (effective portion)	$(2,158)	$(2,506)	$(4,380)	$(5,044)

As of June 30, 2016, we expect to reclassify a loss of $7.5 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

7. RELATED PARTY TRANSACTIONS

GP Services Agreement. Prior to the Employee Transfer, our operations were managed by NuStar GP, LLC under a services agreement effective January 1, 2008 pursuant to which employees of NuStar GP, LLC performed services for our U.S. operations. Employees of NuStar GP, LLC provided services to us and NuStar GP Holdings; therefore, we reimbursed NuStar GP, LLC for all employee costs incurred prior to the Employee Transfer, other than the expenses allocated to NuStar GP Holdings, as summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands of Dollars)
Operating expenses	$—	$34,570	$21,681	$65,857
General and administrative expenses	$—	$17,707	$10,493	$35,093

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

Assignment and Assumption Agreement. Also on March 1, 2016 and in connection with the Employee Transfer, we entered into an Assignment and Assumption Agreement with NuStar GP, LLC (the Assignment Agreement). Under the Assignment Agreement, NuStar GP, LLC assigned all of its employee benefit plans, programs, contracts, policies, and various of its other agreements and contracts with certain employees, affiliates and third-party service providers (collectively, the Assigned Programs) to NuStar Services Co. In addition, NuStar Services Co agreed to assume the sponsorship of and all obligations relating to the ongoing maintenance and administration of each of the plans and agreements in the Assigned Programs.

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

Balance Sheet Items. We had a receivable from related party of $0.2 million as of June 30, 2016, mainly comprised of service fees and expenses paid on behalf of NuStar GP Holdings. As of December 31, 2015, we had a payable to related party of $14.8 million, mainly comprised of payroll, employee benefit plan expenses and unit-based compensation prior to the Employee Transfer, and none as of June 30, 2016. We also had a long-term payable to related party as of December 31, 2015 of $32.1 million, representing long-term employee benefits prior to the Employee Transfer, and none as of June 30, 2016.

8. EMPLOYEE BENEFIT PLANS

Prior to the Employee Transfer, NuStar GP, LLC sponsored and maintained the defined benefit plans and defined contribution plans described below. Effective March 1, 2016, in connection with the Employee Transfer, we assumed sponsorship and responsibility for these defined benefit plans and defined contribution plans, which include both qualified and nonqualified plans. The Employee Transfer did not have an impact on the benefits received by our employees.

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

NuStar Excess Pension Plan. The NuStar Excess Pension Plan (the Excess Pension Plan) is a nonqualified deferred compensation plan that provides benefits to a select group of management or other highly compensated employees. The Excess Pension Plan is not intended to constitute either a qualified plan under the provisions of Section 401 of the Internal Revenue Code of 1986, as amended (the Code), or a funded plan subject to the Employee Retirement Income Security Act of 1974, as amended (ERISA).

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The annual measurement date for our pension and other postretirement benefit plans is December 31, and we recognize the overfunded or underfunded status of our defined benefit pension or other postretirement benefit plans as an asset or a liability as of the balance sheet dates. We record changes in the funded status of our plans as a component of comprehensive income in the year the changes occur. The reconciliation of funded status for the Pension Plans and other postretirement benefit plans as of December 31, 2015 was as follows:

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

	Pension Plans		Other Postretirement Benefits
	2016	2015	2016	2015
	(Thousands of Dollars)
For the three months ended June 30:
Service cost	$1,926	$1,919	$105	$118
Interest cost	1,006	1,097	100	111
Expected return on assets	(1,351)	(1,254)	—	—
Amortization of prior service credit	(516)	(515)	(286)	(286)
Amortization of net loss	273	461	45	67
Net periodic benefit cost (income)	$1,338	$1,708	$(36)	$10

For the six months ended June 30:
Service cost	$3,852	$3,838	$210	$236
Interest cost	2,012	2,194	200	223
Expected return on assets	(2,703)	(2,508)	—	—
Amortization of prior service credit	(1,033)	(1,031)	(572)	(572)
Amortization of net loss	546	922	90	134
Net periodic benefit cost (income)	$2,674	$3,415	$(72)	$21

During 2016, we expect to contribute approximately $16.0 million to our pension and other postretirement benefit plans.

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

9. UNIT-BASED COMPENSATION

Overview
On January 28, 2016, our unitholders approved the Fifth Amended and Restated 2000 Long-Term Incentive Plan (the Amended 2000 LTIP) which, among other items, provides that we may use newly issued units from NuStar Energy to satisfy unit awards and extends the term of the Amended 2000 LTIP to January 28, 2026. Prior to the Employee Transfer, NuStar GP, LLC sponsored the Amended 2000 LTIP, and we reimbursed NuStar GP, LLC for awards under this plan. Upon the approval of the Amended 2000 LTIP, along with the Employee Transfer, most of our currently outstanding awards are now classified as equity-classified awards.

Effective March 1, 2016, we assumed sponsorship of the Amended 2000 LTIP, which provides the Compensation Committee of the Board of Directors of NuStar GP, LLC (the Compensation Committee) with the right to issue and award up to 3,250,000 of our common units to employees and non-employee directors. Awards available under the Amended 2000 LTIP include restricted units, performance units, unit options, unit awards and distribution equivalent rights (DER). The Compensation Committee may also include a tandem grant of a DER that will entitle the participant to receive cash equal to cash distributions made on any award prior to its vesting. As of March 1, 2016, common units that remained available to be awarded under the Amended 2000 LTIP totaled 1,200,261.

On March 1, 2016, we assumed all outstanding awards under the Amended 2000 LTIP, which represented 688,647 units. The transfer of the outstanding awards qualifies as a plan modification. Therefore, we measured the fair value of the outstanding awards based on the unit price on the transfer date.

Our significant unit-based compensation awards are discussed below.

Restricted Units
We account for restricted units expected to result in the issuance of our common units upon vesting as equity-classified awards. These restricted units are mainly granted to domestic employees and non-employee directors and represented 604,153 units on the Employee Transfer date. The outstanding restricted units granted to domestic employees generally vest over five years beginning one year after the grant date. The fair value of a restricted unit award for domestic employees is measured at the transfer date or grant date. Restricted units granted to non-employee directors generally vest over three years and the fair value of such award is measured at each reporting period. DERs paid with respect to outstanding, unvested restricted units reduce equity, similar to cash distributions to unitholders. We record compensation expense ratably over the vesting period based on the fair value of the units at the grant date (for domestic employees) or the fair value of the units measured at each reporting period (for non-employee directors).

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

Performance Units
Performance units are issued to certain of our key employees and represent rights to receive our common units upon achieving an objective performance measure for the performance period. The objective performance measure is determined each year by the NuStar GP, LLC Compensation Committee for the following year. Our achievement of the performance measure determines the rate at which the performance units convert into our common units, which can range from zero to 200%.

The performance units represented 35,373 units on the Employee Transfer date. Performance units vest in three annual increments (tranches), based upon our achievement of the performance measure set by the Compensation Committee during the one-year performance periods that end on December 31 of each year following the date of grant. The performance units are not considered granted until the Compensation Committee has set the performance measure for each tranche of awards. Therefore, performance units are equity-classified awards measured at the grant date fair value. In addition, since the performance units granted do not receive DERs, the estimated fair value of these awards does not include the per unit distributions expected to be paid to unitholders during the vesting period. We record compensation expense ratably for each vesting tranche over its

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

requisite service period (one year) if it is probable that the specified performance measure will be achieved. Additionally, changes in the actual or estimated outcomes that affect the quantity of performance units expected to be converted are recognized as a cumulative adjustment.

We include compensation expense for the outstanding restricted units and performance units in “General and administrative expenses” on the condensed consolidated statements of comprehensive income.

10. PARTNERS’ EQUITY

The following table summarizes changes to our partners’ equity (in thousands of dollars):

Balance as of January 1, 2016	$1,609,844
Net income	109,918
Unit-based compensation expense	4,352
Other comprehensive loss	(38,117)
Cash distributions to partners	(196,102)
Balance as of June 30, 2016	$1,489,895

Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in AOCI were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1, 2016	$(60,826)	$(27,968)	$—	$(88,794)
Other comprehensive income (loss):
Employee Transfer	—	—	4,201	4,201
Deferred income tax adjustments	—	—	2,414	2,414
Other comprehensive income (loss) before reclassification adjustments	1,711	(50,178)	—	(48,467)
Net gain on pension costs reclassified into operating expense	—	—	(479)	(479)
Net gain on pension costs reclassified into general and administrative expense	—	—	(166)	(166)
Net loss on cash flow hedges reclassified into interest expense, net	—	4,380	—	4,380
Other comprehensive income (loss)	1,711	(45,798)	5,970	(38,117)
Balance as of June 30, 2016	$(59,115)	$(73,766)	$5,970	$(126,911)

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands of Dollars)
Net income applicable to general partner and limited partners’ interest	$52,517	$54,325	$109,918	$182,224
Less general partner incentive distribution	10,805	10,805	21,610	21,610
Net income after general partner incentive distribution	41,712	43,520	88,308	160,614
General partner interest	2%	2%	2%	2%
General partner allocation of net income after general partner incentive distribution	834	871	1,766	3,213
General partner incentive distribution	10,805	10,805	21,610	21,610
Net income applicable to general partner	$11,639	$11,676	$23,376	$24,823

Cash Distributions
The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961	$3,922	$3,922
General partner incentive distribution	10,805	10,805	21,610	21,610
Total general partner distribution	12,766	12,766	25,532	25,532
Limited partners’ distribution	85,285	85,285	170,570	170,570
Total cash distributions	$98,051	$98,051	$196,102	$196,102

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$2.190	$2.190

The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
June 30, 2016 (a)	$1.095	$98,051	August 9, 2016	August 12, 2016
March 31, 2016	$1.095	$98,051	May 9, 2016	May 13, 2016
December 31, 2015	$1.095	$98,051	February 8, 2016	February 12, 2016

(a)	The distribution was announced on July 29, 2016.

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

Diluted net income per unit is computed by dividing net income attributable to our limited partner unitholders by the sum of (i) the weighted-average number of limited partner units outstanding during the period and (ii) the effect of dilutive potential

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

limited partner units outstanding during the period. Dilutive potential limited partner units include contingently issuable performance units awarded under our Amended 2000 LTIP.

The following table details the calculation of earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income attributable to NuStar Energy L.P.	$52,517	$54,325	$109,918	$182,224
Less: Distributions to general partner (including incentive distribution rights)	12,766	12,766	25,532	25,532
Less: Distributions to limited partner	85,285	85,285	170,570	170,570
Less: DERs to restricted units	657	—	1,319	—
Distributions in excess of earnings	$(46,191)	$(43,726)	$(87,503)	$(13,878)

Net income attributable to limited partner units:
Distributions to limited partner	$85,285	$85,285	$170,570	$170,570
Allocation of distributions in excess of earnings	(45,267)	(42,851)	(85,752)	(13,600)
Total	$40,018	$42,434	$84,818	$156,970

Basic weighted-average limited partner units outstanding	77,886,219	77,886,078	77,886,148	77,886,078

Diluted units outstanding:
Basic weighted-average limited partner units outstanding	77,886,219	77,886,078	77,886,148	77,886,078
Effect of dilutive participating securities	53,060	—	57,554	—
Diluted weighted-average limited partner units outstanding	77,939,279	77,886,078	77,943,702	77,886,078

Basic and diluted net income per unit applicable to limited partners	$0.52	$0.54	$1.09	$2.01

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Six Months Ended June 30,
	2016	2015
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(572)	$45,431
Inventories	99	(9,653)
Other current assets	5,064	1,711
Increase (decrease) in current liabilities:
Accounts payable	(4,717)	(34,851)
Payable to related party, net	697	5,175
Accrued interest payable	(393)	337
Accrued liabilities	(12,321)	(15,058)
Taxes other than income tax	(348)	(500)
Income tax payable	(2,783)	(1,094)
Changes in current assets and current liabilities	$(15,274)	$(8,502)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to the change in the amount accrued for capital expenditures and the effect of foreign currency translation. In addition, see Note 7 for non-cash related party transactions associated with the Employee Transfer.

Cash flows related to interest and income taxes were as follows:

	Six Months Ended June 30,
	2016	2015
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$70,280	$65,378
Cash paid for income taxes, net of tax refunds received	$8,826	$6,335

13. SEGMENT INFORMATION

Our reportable business segments consist of pipeline, storage and fuels marketing. Our segments represent strategic business units that offer different services and products. We evaluate the performance of each segment based on its respective operating income, before general and administrative expenses and certain non-segmental depreciation and amortization expense. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal operations include the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Intersegment revenues result from storage agreements with wholly owned subsidiaries of NuStar Energy at rates consistent with the rates charged to third parties for storage.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands of Dollars)
Revenues:
Pipeline	$121,575	$122,210	$240,448	$246,635
Storage:
Third parties	146,367	150,812	292,751	294,897
Intersegment	5,507	6,830	11,522	13,079
Total storage	151,874	157,642	304,273	307,976
Fuels Marketing	169,862	297,589	310,308	584,023
Consolidation and intersegment eliminations	(5,507)	(6,830)	(11,522)	(13,079)
Total revenues	$437,804	$570,611	$843,507	$1,125,555

Operating income:
Pipeline	$63,552	$64,820	$127,817	$133,460
Storage	51,063	53,751	108,076	101,729
Fuels marketing	1,392	2,650	619	12,575
Consolidation and intersegment eliminations	1	(1)	1	42
Total segment operating income	116,008	121,220	236,513	247,806
General and administrative expenses	22,657	26,693	46,442	51,746
Other depreciation and amortization expense	2,134	2,122	4,289	4,374
Total operating income	$91,217	$92,405	$185,782	$191,686

Total assets by reportable segment were as follows:

	June 30, 2016	December 31, 2015
	(Thousands of Dollars)
Pipeline	$2,004,850	$2,014,098
Storage	2,466,104	2,476,389
Fuels marketing	140,150	156,866
Total segment assets	4,611,104	4,647,353
Other partnership assets	444,115	478,172
Total consolidated assets	$5,055,219	$5,125,525

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

Condensed Consolidating Balance Sheets
June 30, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$663	$3	$—	$102,353	$—	$103,019
Receivables, net	—	252	—	145,274	—	145,526
Inventories	—	2,167	2,409	34,124	—	38,700
Other current assets	77	11,772	353	13,711	—	25,913
Intercompany receivable	—	1,547,576	—	—	(1,547,576)	—
Total current assets	740	1,561,770	2,762	295,462	(1,547,576)	313,158
Property, plant and equipment, net	—	1,912,598	574,879	1,186,895	—	3,674,372
Intangible assets, net	—	45,541	—	59,550	—	105,091
Goodwill	—	149,453	170,652	376,532	—	696,637
Investment in wholly owned subsidiaries	2,120,652	43,229	1,052,106	905,142	(4,121,129)	—
Deferred income tax asset	—	—	—	3,372	(1,179)	2,193
Other long-term assets, net	1,188	223,037	26,329	13,214	—	263,768
Total assets	$2,122,580	$3,935,628	$1,826,728	$2,840,167	$(5,669,884)	$5,055,219
Liabilities and Partners’ Equity
Payables	$31	$22,398	$10,485	$63,893	$—	$96,807
Accrued interest payable	—	33,877	—	16	—	33,893
Accrued liabilities	644	7,393	8,136	31,604	—	47,777
Taxes other than income tax	—	5,450	3,153	4,010	—	12,613
Income tax payable	—	669	5	2,512	—	3,186
Intercompany payable	505,099	—	892,556	149,921	(1,547,576)	—
Total current liabilities	505,774	69,787	914,335	251,956	(1,547,576)	194,276
Long-term debt	—	3,149,496	—	56,197	—	3,205,693
Deferred income tax liability	—	1,143	36	26,485	(1,179)	26,485
Other long-term liabilities	—	73,483	7,248	58,139	—	138,870
Total partners’ equity	1,616,806	641,719	905,109	2,447,390	(4,121,129)	1,489,895
Total liabilities and partners’ equity	$2,122,580	$3,935,628	$1,826,728	$2,840,167	$(5,669,884)	$5,055,219

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$125,562	$58,129	$254,489	$(376)	$437,804
Costs and expenses	434	73,505	35,986	237,038	(376)	346,587
Operating (loss) income	(434)	52,057	22,143	17,451	—	91,217
Equity in earnings (loss) of subsidiaries	52,929	(2,203)	20,171	44,346	(115,243)	—
Interest (expense) income, net	—	(41,155)	2,026	549	4,351	(34,229)
Other income (expense), net	22	21	7	(251)	—	(201)
Income before income tax expense	52,517	8,720	44,347	62,095	(110,892)	56,787
Income tax expense	—	347	3	3,920	—	4,270
Net income	$52,517	$8,373	$44,344	$58,175	$(110,892)	$52,517

Comprehensive income (loss)	$52,517	$(9,669)	$44,344	$52,878	$(110,892)	$29,178

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended June 30, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$137,170	$48,722	$385,331	$(612)	$570,611
Costs and expenses	438	76,335	31,740	370,306	(613)	478,206
Operating (loss) income	(438)	60,835	16,982	15,025	1	92,405
Equity in earnings (loss) of subsidiaries	54,763	(1,224)	12,636	29,664	(95,839)	—
Interest (expense) income, net	—	(32,779)	55	(100)	—	(32,824)
Other (expense) income, net	—	(665)	7	(1,494)	—	(2,152)
Income before income tax expense	54,325	26,167	29,680	43,095	(95,838)	57,429
Income tax expense	—	1,082	18	2,004	—	3,104
Net income	$54,325	$25,085	$29,662	$41,091	$(95,838)	$54,325

Comprehensive income	$54,325	$48,379	$29,662	$48,639	$(95,838)	$85,167

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$252,140	$106,114	$485,965	$(712)	$843,507
Costs and expenses	952	142,396	67,001	448,088	(712)	657,725
Operating (loss) income	(952)	109,744	39,113	37,877	—	185,782
Equity in earnings (loss) of subsidiaries	110,851	(5,318)	45,454	88,089	(239,076)	—
Interest (expense) income, net	—	(80,787)	3,534	8,901	—	(68,352)
Other income (expense), net	22	22	(10)	(406)	—	(372)
Income before income tax expense	109,921	23,661	88,091	134,461	(239,076)	117,058
Income tax expense	3	693	5	6,439	—	7,140
Net income	$109,918	$22,968	$88,086	$128,022	$(239,076)	$109,918

Comprehensive income (loss)	$109,918	$(22,830)	$88,086	$135,703	$(239,076)	$71,801

Condensed Consolidating Statements of Comprehensive Income
For the Six Months Ended June 30, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$271,206	$101,296	$753,992	$(939)	$1,125,555
Costs and expenses	928	149,241	64,864	719,818	(982)	933,869
Operating (loss) income	(928)	121,965	36,432	34,174	43	191,686
Equity in earnings (loss) of subsidiaries	183,152	(5,388)	94,335	130,937	(403,036)	—
Interest (expense) income, net	—	(64,953)	174	(82)	—	(64,861)
Other income, net	—	675	9	59,432	—	60,116
Income from continuing operations before income tax expense	182,224	52,299	130,950	224,461	(402,993)	186,941
Income tax expense	—	56	18	5,417	—	5,491
Income from continuing operations	182,224	52,243	130,932	219,044	(402,993)	181,450
Income from discontinued operations, net of tax	—	—	—	774	—	774
Net income	$182,224	$52,243	$130,932	$219,818	$(402,993)	$182,224

Comprehensive income	$182,224	$76,040	$130,932	$206,762	$(402,993)	$192,965

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$194,793	$58,160	$79,728	$201,026	$(318,674)	$215,033
Cash flows from investing activities:
Capital expenditures	—	(47,672)	(19,474)	(28,215)	—	(95,361)
Change in accounts payable related to capital expenditures	—	(12,230)	3,357	(3,801)	—	(12,674)
Net cash used in investing activities	—	(59,902)	(16,117)	(32,016)	—	(108,035)
Cash flows from financing activities:
Debt borrowings	—	610,504	—	17,400	—	627,904
Debt repayments	—	(532,992)	—	(14,200)	—	(547,192)
Distributions to unitholders and general partner	(196,102)	(98,051)	(98,051)	(98,062)	294,164	(196,102)
(Distributions to) contributions from affiliates	—	—	—	(24,510)	24,510	—
Net intercompany activity	1,755	24,561	34,440	(60,756)	—	—
Other, net	(668)	(2,281)	—	(8,891)	—	(11,840)
Net cash (used in) provided by financing activities	(195,015)	1,741	(63,611)	(189,019)	318,674	(127,230)
Effect of foreign exchange rate changes on cash	—	—	—	4,389	—	4,389
Net decrease in cash and cash equivalents	(222)	(1)	—	(15,620)	—	(15,843)
Cash and cash equivalents as of the beginning of the period	885	4	—	117,973	—	118,862
Cash and cash equivalents as of the end of the period	$663	$3	$—	$102,353	$—	$103,019

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$194,802	$73,389	$52,154	$211,006	$(294,164)	$237,187
Cash flows from investing activities:
Capital expenditures	—	(108,591)	(12,344)	(32,686)	—	(153,621)
Change in accounts payable related to capital expenditures	—	(8,082)	506	(378)	—	(7,954)
Acquisitions	—	—	—	(142,500)	—	(142,500)
Investment in other long-term assets	—	—	—	(3,444)	—	(3,444)
Proceeds from sale or disposition of assets	—	62	14	1,231	—	1,307
Net cash used in investing activities	—	(116,611)	(11,824)	(177,777)	—	(306,212)
Cash flows from financing activities:
Debt borrowings	—	952,835	—	88,900	—	1,041,735
Debt repayments	—	(733,292)	—	—	—	(733,292)
Distributions to unitholders and general partner	(196,102)	(98,051)	(98,051)	(98,062)	294,164	(196,102)
Net intercompany activity	1,241	(72,816)	57,721	13,854	—	—
Other, net	—	(5,454)	—	(8,806)	—	(14,260)
Net cash (used in) provided by financing activities	(194,861)	43,222	(40,330)	(4,114)	294,164	98,081
Effect of foreign exchange rate changes on cash	—	—	—	(5,331)	—	(5,331)
Net decrease (increase) in cash and cash equivalents	(59)	—	—	23,784	—	23,725
Cash and cash equivalents as of the beginning of the period	923	6	—	86,983	—	87,912
Cash and cash equivalents as of the end of the period	$864	$6	$—	$110,767	$—	$111,637

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings or NSH) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns an approximate 15% total interest in us as of June 30, 2016. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in seven sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies

•	New Accounting Pronouncements

Recent Developments
Employee Transfer from NuStar GP, LLC. On March 1, 2016, NuStar GP, LLC, the general partner of our general partner and a wholly owned subsidiary of NuStar GP Holdings, transferred and assigned to NuStar Services Company LLC (NuStar Services Co), a wholly owned subsidiary of NuStar Energy, all of NuStar GP, LLC’s employees and related benefit plans, programs, contracts and policies (the Employee Transfer). The Employee Transfer did not materially change our results of operations since we previously reimbursed NuStar GP, LLC for all employee costs attributable to us. However, as a result of the Employee Transfer, we pay employee costs directly and sponsor the long-term incentive plan and other employee benefit plans. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion on the Employee Transfer.

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

Storage. We own terminals and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom (UK), with approximately 83.7 million barrels of storage capacity. Revenues for the storage segment include fees for tank storage agreements, whereby a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues), and throughput agreements, whereby a customer pays a fee per barrel for volumes moving through our terminals for which we charge additional fees (throughput terminal revenues).
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

The following factors affect the results of our operations:

•	company-specific factors, such as facility integrity issues and maintenance requirements that impact the throughput rates of our assets;

•	seasonal factors that affect the demand for products transported by and/or stored in our assets and the demand for products we sell;

•	industry factors, such as changes in the prices of petroleum products that affect demand and operations of our competitors;

•	other factors, such as commodity price volatility that impact our fuels marketing segment; and

•
other factors that impact the operations served by our pipeline and storage assets, such as utilization rates and maintenance turnaround schedules of our refining company customers and drilling activity by our crude oil production customers.

Current Market Conditions
During 2015 and early 2016, the price of crude oil declined sharply, at times reaching lows not seen in over a decade. While the price has made a modest recovery, many energy industry experts predict continued price volatility.

Increases or decreases in the price of crude oil affect various sectors of the energy industry, including our customers in crude oil production, refining and trading, in different ways. For example, the sustained period of low prices has forced some of our crude oil production customers to reduce their capital spending and drilling activity and narrow their focus to assets in the most cost-advantaged regions. However, while some of our refining company customers have benefitted from lower crude oil prices, particularly to the extent the lower feedstock price has been coupled with higher demand for certain refined products in some regional markets, recent increases in refined product inventory may cause some of our refining company customers to reduce their production levels.

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Change
	2016	2015
Statement of Income Data:
Revenues:
Service revenues	$270,403	$274,581	$(4,178)
Product sales	167,401	296,030	(128,629)
Total revenues	437,804	570,611	(132,807)

Costs and expenses:
Cost of product sales	157,617	281,610	(123,993)
Operating expenses	112,662	117,138	(4,476)
General and administrative expenses	22,657	26,693	(4,036)
Depreciation and amortization expense	53,651	52,765	886
Total costs and expenses	346,587	478,206	(131,619)

Operating income	91,217	92,405	(1,188)
Interest expense, net	(34,229)	(32,824)	(1,405)
Other expense, net	(201)	(2,152)	1,951
Income before income tax expense	56,787	57,429	(642)
Income tax expense	4,270	3,104	1,166
Net income	$52,517	$54,325	$(1,808)
Basic and diluted net income per unit applicable to limited partners	$0.52	$0.54	$(0.02)
Basic weighted-average limited partner units outstanding	77,886,219	77,886,078	141

Overview
Net income decreased $1.8 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, mainly due to a decrease of $5.2 million in segment operating income, which was partially offset by a decrease in general and administrative expenses of $4.0 million.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended June 30,		Change
	2016	2015
Pipeline:
Refined products pipelines throughput (barrels/day)	538,996	499,333	39,663
Crude oil pipelines throughput (barrels/day)	399,372	468,431	(69,059)
Total throughput (barrels/day)	938,368	967,764	(29,396)
Throughput revenues	$121,575	$122,210	$(635)
Operating expenses	36,159	36,634	(475)
Depreciation and amortization expense	21,864	20,756	1,108
Segment operating income	$63,552	$64,820	$(1,268)
Storage:
Throughput (barrels/day)	727,857	957,452	(229,595)
Throughput terminal revenues	$28,668	$34,623	$(5,955)
Storage terminal revenues	123,206	123,019	187
Total revenues	151,874	157,642	(5,768)
Operating expenses	71,158	74,004	(2,846)
Depreciation and amortization expense	29,653	29,887	(234)
Segment operating income	$51,063	$53,751	$(2,688)
Fuels Marketing:
Product sales and other revenue	$169,862	$297,589	$(127,727)
Cost of product sales	160,557	285,862	(125,305)
Gross margin	9,305	11,727	(2,422)
Operating expenses	7,913	9,077	(1,164)
Segment operating income	$1,392	$2,650	$(1,258)
Consolidation and Intersegment Eliminations:
Revenues	$(5,507)	$(6,830)	$1,323
Cost of product sales	(2,940)	(4,252)	1,312
Operating expenses	(2,568)	(2,577)	9
Total	$1	$(1)	$2
Consolidated Information:
Revenues	$437,804	$570,611	$(132,807)
Cost of product sales	157,617	281,610	(123,993)
Operating expenses	112,662	117,138	(4,476)
Depreciation and amortization expense	51,517	50,643	874
Segment operating income	116,008	121,220	(5,212)
General and administrative expenses	22,657	26,693	(4,036)
Other depreciation and amortization expense	2,134	2,122	12
Consolidated operating income	$91,217	$92,405	$(1,188)

Pipeline
Total revenues remained flat for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, despite a decrease in throughputs of 29,396 barrels per day. Revenues decreased $10.5 million and throughputs decreased 81,677 barrels per day on our Eagle Ford System due to reduced production resulting from a sustained low crude oil price environment.

These decreases were mostly offset by increases from our McKee System pipelines and East Pipeline. Revenues increased $5.2 million and throughputs increased 27,688 barrels per day on our McKee System crude and refined products pipelines mainly due to increased production at the McKee refinery and increased volumes on pipelines with higher average tariffs, as well as a result of a partial turnaround at the McKee refinery in the second quarter of 2015. Revenues increased $4.4 million and throughputs increased 26,355 barrels per day on our East Pipeline due to the completion of expansion projects in the fourth quarter of 2015. In addition, the second quarter of 2015 was negatively affected by unfavorable pricing differentials in markets served by the East Pipeline and adverse weather conditions that negatively affected demand related to the planting season.

Depreciation and amortization expense increased $1.1 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, mainly due to the completion of pipeline projects.

Storage
Total storage segment revenues decreased $5.8 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, mainly due to decreases in throughput terminal revenues of $6.0 million, while storage terminal revenues remained flat.

Throughput terminal revenues decreased $6.0 million and throughputs decreased 229,595 barrels per day for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to:

•
a decrease in revenues of $3.6 million and a decrease in throughputs of 104,658 barrels per day at our Corpus Christi North Beach terminal due to a decrease in Eagle Ford Shale crude oil being shipped to Corpus Christi, consistent with the decrease in pipeline throughputs; and

•
a decrease in revenues of $2.0 million and a decrease in throughputs of 111,141 barrels per day due to turnarounds at the refineries served by our Corpus Christi and Texas City crude oil storage tank facilities, as well as operational issues at the Corpus Christi refinery in 2016.

Storage terminal revenues remained flat for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Domestic revenues increased $2.2 million, mainly from new customer contracts and higher throughput and related handling fees at our Selby, CA, Pittsburgh, CA and Linden, NJ terminals. These increases were mostly offset by the negative impact of foreign exchange rate fluctuations of $1.0 million at our UK terminal and decreased reimbursable revenues of $0.9 million at our St. Eustatius terminal facility.

Operating expenses decreased $2.8 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to a decrease in employee benefit costs.

Fuels Marketing
Segment operating income decreased $1.3 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to lower product margins from our fuel oil operations.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses decreased $4.0 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to lower employee benefit costs, as well as lower compensation expense associated with our long-term incentive plan. The fair value of a majority of our outstanding unit awards was based on our unit price at the date of the Employee Transfer, which was lower than the unit price at end of the second quarter of last year.

Interest expense, net increased $1.4 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, mainly due to increased interest costs associated with higher borrowings under our revolving credit agreement.

Other expense, net decreased $2.0 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to a reduction of U.S. dollars held by certain of our foreign subsidiaries, which reduced our exposure to foreign currency exchange rate fluctuations.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Six Months Ended June 30,		Change
	2016	2015
Statement of Income Data:
Revenues:
Service revenues	$536,969	$544,554	$(7,585)
Product sales	306,538	581,001	(274,463)
Total revenues	843,507	1,125,555	(282,048)

Costs and expenses:
Cost of product sales	286,607	544,116	(257,509)
Operating expenses	217,883	232,785	(14,902)
General and administrative expenses	46,442	51,746	(5,304)
Depreciation and amortization expense	106,793	105,222	1,571
Total costs and expenses	657,725	933,869	(276,144)

Operating income	185,782	191,686	(5,904)
Interest expense, net	(68,352)	(64,861)	(3,491)
Other (expense) income, net	(372)	60,116	(60,488)
Income from continuing operations before income tax expense	117,058	186,941	(69,883)
Income tax expense	7,140	5,491	1,649
Income from continuing operations	109,918	181,450	(71,532)
Income from discontinued operations, net of tax	—	774	(774)
Net income	$109,918	$182,224	$(72,306)
Basic and diluted net income per unit applicable to limited partners:
Continuing operations	$1.09	$2.00	$(0.91)
Discontinued operations	—	0.01	(0.01)
Total	$1.09	$2.01	$(0.92)
Basic weighted-average limited partner units outstanding	77,886,148	77,886,078	70

Overview
Net income decreased $72.3 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, mainly due to a $56.3 million gain in 2015 associated with the Linden Acquisition and a decrease of $11.3 million in segment operating income, resulting mainly from reductions in operating income for the pipeline and fuels marketing segments.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Six Months Ended June 30,		Change
	2016	2015
Pipeline:
Refined products pipelines throughput (barrels/day)	530,134	502,838	27,296
Crude oil pipelines throughput (barrels/day)	405,241	487,246	(82,005)
Total throughput (barrels/day)	935,375	990,084	(54,709)
Throughput revenues	$240,448	$246,635	$(6,187)
Operating expenses	69,163	71,942	(2,779)
Depreciation and amortization expense	43,468	41,233	2,235
Segment operating income	$127,817	$133,460	$(5,643)
Storage:
Throughput (barrels/day)	778,092	919,075	(140,983)
Throughput terminal revenues	$58,068	$66,314	$(8,246)
Storage terminal revenues	246,205	241,662	4,543
Total revenues	304,273	307,976	(3,703)
Operating expenses	137,161	146,632	(9,471)
Depreciation and amortization expense	59,036	59,615	(579)
Segment operating income	$108,076	$101,729	$6,347
Fuels Marketing:
Product sales and other revenue	$310,308	$584,023	$(273,715)
Cost of product sales	293,138	552,080	(258,942)
Gross margin	17,170	31,943	(14,773)
Operating expenses	16,551	19,368	(2,817)
Segment operating income	$619	$12,575	$(11,956)
Consolidation and Intersegment Eliminations:
Revenues	$(11,522)	$(13,079)	$1,557
Cost of product sales	(6,531)	(7,964)	1,433
Operating expenses	(4,992)	(5,157)	165
Total	$1	$42	$(41)
Consolidated Information:
Revenues	$843,507	$1,125,555	$(282,048)
Cost of product sales	286,607	544,116	(257,509)
Operating expenses	217,883	232,785	(14,902)
Depreciation and amortization expense	102,504	100,848	1,656
Segment operating income	236,513	247,806	(11,293)
General and administrative expenses	46,442	51,746	(5,304)
Other depreciation and amortization expense	4,289	4,374	(85)
Consolidated operating income	$185,782	$191,686	$(5,904)

Pipeline
Total revenues decreased $6.2 million and total throughputs decreased 54,709 barrels per day for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to a decrease in revenues of $20.2 million and a decrease in throughputs of 81,838 barrels per day on our Eagle Ford System due to reduced production resulting from a sustained low crude oil price environment. Revenues also decreased $2.4 million and throughputs decreased 5,991 barrels per day on our Ammonia Pipeline partly due to a shipper’s facility reconfiguration, resulting in fewer barrels available for transportation.

Those decreases in pipeline revenues and throughputs were partially offset by:

•
an increase in revenues of $7.2 million and an increase in throughputs of 11,187 barrels per day on our McKee System crude and refined products pipelines due to increased production at the McKee refinery, higher average tariffs resulting from the annual index adjustments and increased volumes on pipelines with higher average tariffs;

•
an increase in revenues of $5.5 million and an increase in throughputs of 15,782 barrels per day on our East Pipeline mainly due to unfavorable pricing differentials in markets served by the East Pipeline in 2015; and

•
an increase in revenues of $4.2 million and an increase in throughputs of 3,262 barrels per day on our North Pipeline due to increased refinery production and higher average tariffs resulting from the annual index adjustments and increased long-haul deliveries.

Operating expenses decreased $2.8 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to lower rental and power costs on our South Texas Crude System.

Depreciation and amortization expense increased $2.2 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, mainly due to the completion of pipeline projects.

Storage
Total storage segment revenues decreased $3.7 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, due to decreases in throughput terminal revenues of $8.2 million, partially offset by increases in storage terminal revenues of $4.5 million.

Throughput terminal revenues decreased $8.2 million and throughputs decreased 140,983 barrels per day for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to:

•
a decrease in revenues of $6.6 million and a decrease in throughputs of 93,040 barrels per day at our Corpus Christi North Beach terminal due to a decrease in Eagle Ford Shale crude oil being shipped to Corpus Christi, consistent with the decrease in pipeline throughputs; and

•
a decrease in revenues of $2.4 million and a decrease in throughputs of 48,969 barrels per day due to turnarounds at the refineries served by our Benicia and Corpus Christi crude oil storage tank facilities, as well as operational issues at the Corpus Christi refinery in 2016.

Storage terminal revenues increased $4.5 million primarily due to an increase of $7.9 million in domestic revenues, mainly from new customer contracts and higher throughput and related handling fees at our Selby, CA, Pittsburgh, CA and Linden, NJ terminals. These increases were partially offset by decreased reimbursable revenues of $2.0 million at our St. Eustatius terminal facility and the negative impact of foreign exchange rate fluctuations of $1.3 million at our UK terminal.

Operating expenses decreased $9.5 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to:

•
a decrease of $6.9 million in operating expenses at our St. Eustatius terminal facility, mainly associated with property taxes in the first quarter of 2015 and lower regulatory, maintenance and reimbursable expenses in 2016;

•	a decrease of $1.1 million resulting from lower wharfage and dockage costs at our Corpus Christi North Beach terminal; and

•	a decrease of $1.1 million at one of our Linden terminals due to a property tax valuation adjustment.

Fuels Marketing
Segment operating income decreased $12.0 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to a decrease in operating income of $6.6 million from our bunker fuel operations, mainly resulting from a decrease in product margins from sales at our Texas City location. Operating income from our fuel oil operations decreased $3.6 million mainly due to lower product margins.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses decreased $5.3 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to lower compensation expense associated with our long-term incentive plan, as well as lower employee benefit costs. The fair value of a majority of our outstanding unit awards was based on our unit price at the date of the Employee Transfer, which was lower than the unit price at end of the second quarter of last year.

Interest expense, net increased $3.5 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to increased interest costs associated with higher borrowings under our revolving credit agreement, as well as lower capitalized interest resulting from fewer capital projects.

For the six months ended June 30, 2016, we recorded other expense, net of $0.4 million, compared to other income, net of $60.1 million for the six months ended June 30, 2015. For the six months ended June 30, 2015, we recognized a $56.3 million gain associated with the Linden Acquisition and a $3.7 million net foreign exchange gain.

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

Pipeline Segment
We expect earnings for our pipeline segment to benefit from higher forecasted volumes on our refined product pipelines. However, we expect these increases to be more than offset by reduced throughput volumes on our Eagle Ford crude pipelines due to lower domestic shale production, higher maintenance expenses and turnaround activity at one of our customer’s refineries resulting in lower earnings in the third quarter and full-year 2016 as compared to the comparable periods of 2015.

Storage Segment
We expect earnings at many of our terminals to benefit from favorable storage contract renewals and higher forecasted throughput volumes. However, we expect these increases to be more than offset by higher maintenance expenses and lower throughputs at our Corpus Christi North Beach terminal resulting in lower earnings in the third quarter and full-year 2016 as compared to 2015.

Fuels Marketing Segment
We expect third quarter 2016 results for our fuels marketing segment to be slightly higher than the third quarter of 2015 due to better margins in our bunker fuel operations. However, earnings in this segment, as in any margin-based business, are subject to many factors that can increase or reduce margins, which may cause the segment’s actual results to vary significantly from our forecast.

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

Sources of Funds. Each year, our objective is to fund our total annual reliability capital expenditures and distribution requirements with our net cash provided by operating activities during that year. If we do not generate sufficient cash from operations to meet that objective, we utilize cash on hand or other sources of cash flow, which in the past have primarily included borrowings under our revolving credit agreement, sales of non-strategic assets and, to the extent necessary, funds raised through equity or debt offerings under our shelf registration statements. We have typically funded our strategic capital expenditures and acquisitions from external sources, primarily borrowings under our revolving credit agreement or funds raised through equity or debt offerings. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control. Our risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 describe the risks inherent to these sources of funding and the availability thereof.

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

For 2016, we currently expect to continue to generate cash from operations in excess of our distribution and reliability capital requirements.

Cash Flows for the Six Months Ended June 30, 2016 and 2015
The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2016	2015
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$215,033	$237,187
Investing activities	(108,035)	(306,212)
Financing activities	(127,230)	98,081
Effect of foreign exchange rate changes on cash	4,389	(5,331)
Net (decrease) increase in cash and cash equivalents	$(15,843)	$23,725

Net cash provided by operating activities for the six months ended June 30, 2016 was $215.0 million, compared to $237.2 million for the six months ended June 30, 2015, primarily due to lower net income in 2016. In addition, our working capital increased by $15.3 million for the six months ended June 30, 2016, compared to $8.5 million for the six months ended June 30, 2015. See “Working Capital Requirements” below.

For the six months ended June 30, 2016, net cash provided by operating activities was used to fund our distributions to unitholders and our general partner in the aggregate amount of $196.1 million and reliability capital expenditures of $17.3 million. The proceeds from debt borrowings, net of repayments, and cash on hand were used to fund our strategic capital expenditures.

For the six months ended June 30, 2015, net cash provided by operating activities was used to fund our distributions to unitholders and our general partner and reliability capital expenditures. Proceeds from debt borrowings, net of repayments, were used to fund the Linden Acquisition and strategic capital expenditures.

Revolving Credit Agreement
As of June 30, 2016, our consolidated debt coverage ratio (as defined in our revolving credit agreement) cannot exceed 5.00-to-1.00. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under our revolving credit agreement to an amount less than the total amount available for borrowing. As of June 30, 2016, our consolidated debt coverage ratio was 4.6x, and we had $452.7 million available for borrowing. Letters of credit issued under our revolving credit agreement totaled $16.5 million as of June 30, 2016. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion on our revolving credit agreement.

Other Sources of Liquidity
Other sources of liquidity as of June 30, 2016 consist of the following:

•
$365.4 million in revenue bonds pursuant to the Gulf Opportunity Zone Act of 2005 (the GoZone Bonds), with $43.6 million remaining in trust as of June 30, 2016, supported by $370.2 million in letters of credit;

•
a $125.0 million receivables financing agreement between NuStar Energy, NuStar Finance LLC and third-party lenders (the Receivables Financing Agreement), with the amount available for borrowing based on the availability of eligible receivables and other customary factors and conditions; and

•	a short-term line of credit agreement with an uncommitted borrowing capacity of up to $40.0 million and no borrowings outstanding as of June 30, 2016.

Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt agreements.

LOC Agreement
NuStar Logistics is a party to a $100.0 million uncommitted letter of credit agreement, which provides for standby letters of credit or guarantees with a term of up to one year (LOC Agreement). As of June 30, 2016, letters of credit issued under the LOC Agreement totaled $17.8 million.

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

The following table summarizes our capital expenditures, and the amount we expect to spend for 2016:

	Reliability Capital Expenditures	Strategic Capital Expenditures	Total
	(Thousands of Dollars)
For the six months ended June 30:
2015	$12,827	$286,738	$299,565
2016	$17,322	$78,039	$95,361

Expected for the year ended December 31, 2016	$ 35,000 - 45,000	$ 180,000 - 200,000	$ 215,000 - 245,000

Reliability capital expenditures mainly include maintenance upgrade projects at our terminals. In 2015, reliability capital expenditures also included dry-docking costs on one of our marine vessels. In 2016, strategic capital expenditures mainly included projects associated with the conversion and expansion of existing assets. In 2015, our strategic capital expenditures primarily related to the Linden Acquisition, projects associated with the Eagle Ford Shale region in South Texas and the reactivation and conversion of our 200-mile pipeline between Mont Belvieu and Corpus Christi, Texas.

For the full year 2016, we continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2016 may increase or decrease from the budgeted amounts. During the six months ended June 30, 2016, largely in response to market conditions, we reduced our strategic capital expenditures expected for the year ended December 31, 2016 by approximately 50%. We believe we can fund our currently expected capital expenditures with cash on hand and borrowings under our revolving credit agreement. Our internal growth projects can be accelerated or scaled back depending on market conditions or customer demand.

Working Capital Requirements
Working capital requirements, particularly in our fuels marketing segment, may vary with the seasonality of demand and the volatility of commodity prices for the products we market. This seasonality in demand and the volatility of commodity prices affect our accounts receivable and accounts payable balances, which vary depending on the timing of payments.

Axeon Term Loan and Credit Support
We are a party to the $190.0 million term loan to Axeon Specialty Products, LLC (the Axeon Term Loan), and we provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $125.0 million to Axeon Specialty Products, LLC (Axeon). As of June 30, 2016, we provided guarantees for Axeon with an aggregate maximum potential exposure of $76.5 million, plus one guarantee to suppliers that does not specify a maximum amount, but for which we believe any amount due would be minimal. As of June 30, 2016, we have also provided $25.5 million in letters of credit on behalf of Axeon. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of the Axeon Term Loan and credit support.

Defined Benefit Plans Funded Status
During 2016, we expect to contribute approximately $16.0 million to our pension and other postretirement benefit plans.

Distributions
The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,961	$1,961	$3,922	$3,922
General partner incentive distribution	10,805	10,805	21,610	21,610
Total general partner distribution	12,766	12,766	25,532	25,532
Limited partners’ distribution	85,285	85,285	170,570	170,570
Total cash distributions	$98,051	$98,051	$196,102	$196,102

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$2.190	$2.190

Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
June 30, 2016 (a)	$1.095	$98,051	August 9, 2016	August 12, 2016
March 31, 2016	$1.095	$98,051	May 9, 2016	May 13, 2016
December 31, 2015	$1.095	$98,051	February 8, 2016	February 12, 2016

(a)	The distribution was announced on July 29, 2016.

Debt Obligations
As of June 30, 2016, we were a party to the following debt agreements:

•	revolving credit agreement due October 29, 2019, with $1,030.8 million of borrowings outstanding as of June 30, 2016;

•
7.65% senior notes due April 15, 2018 with a face value of $350.0 million; 4.80% senior notes due September 1, 2020 with a face value of $450.0 million; 6.75% senior notes due February 1, 2021 with a face value of $300.0 million; 4.75% senior notes due February 1, 2022 with a face value of $250.0 million; and 7.625% subordinated notes due January 15, 2043 with a face value of $402.5 million;

•	$365.4 million in GoZone Bonds due from 2038 to 2041;

•	$40.0 million line of credit agreement with no borrowings outstanding as of June 30, 2016; and

•	Receivables Financing Agreement due June 15, 2018, with $56.7 million of borrowings outstanding as of June 30, 2016.

Management believes that, as of June 30, 2016, we are in compliance with the ratios and covenants contained under our debt instruments. A default under certain of our debt agreements would be considered an event of default under other of our debt instruments. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt agreements.

Interest Rate Swaps
As of June 30, 2016 and December 31, 2015, we were a party to forward-starting interest rate swap agreements for the purpose of hedging interest rate risk. As of June 30, 2016 and December 31, 2015, the aggregate notional amount of these forward-starting interest rate swaps was $600.0 million. Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

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

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. We adopted the following accounting policy in connection with the Employee Transfer, and we consider this policy critical due to judgments made by management and the sensitivity of these estimates to deviations in actual results from management’s assumptions.

Defined Benefit Plans
We estimate pension and other postretirement benefit obligations and costs based on actuarial valuations. The annual measurement date for our pension and other postretirement benefit plans is December 31. The actuarial valuations require the use of certain assumptions including discount rates, expected long-term rates of return on plan assets and expected rates of compensation increase. Changes in these assumptions are primarily influenced by factors outside our control. The discount rate is based on a hypothetical yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the hypothetical yield curve required an average rating of double-A, when averaging all available ratings by Moody’s Investor Service Inc., Standard & Poor’s Ratings Services and Fitch, Inc. The resulting discount rates were 4.61% and

4.75% for pension and other postretirement benefit plans, respectively, as of December 31, 2015. The expected long-term rate of return on plan assets is based on the weighted averages of the expected long-term rates of return for each asset class of investments held in our plans as determined using historical data and the assumption that capital markets are informationally efficient. The expected rate of compensation increase represents average long-term salary increases.

These assumptions can have an effect on the amounts reported in our consolidated financial statements. The effect of a 0.25% change in the specified assumptions would have the following effects (in thousands):

Pension Benefits
Change in net periodic benefit cost for the year ending December 31, 2016 resulting from:
Discount rate decrease	$500
Expected long-term rate of return on plan assets decrease	200
Compensation rate increase	400

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

Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps. The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt:

	June 30, 2016
	Expected Maturity Dates
	2016	2017	2018	2019	2020	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$—	$—	$350,000	$—	$450,000	$952,500	$1,752,500	$1,750,494
Weighted-average interest rate	—	—	8.2%	—	4.8%	6.6%	6.4%
Variable-rate	$—	$—	$56,700	$1,030,771	$—	$365,440	$1,452,911	$1,454,048
Weighted-average interest rate	—	—	1.3%	2.2%	—	0.4%	1.7%

	December 31, 2015
	Expected Maturity Dates
	2016	2017	2018	2019	2020	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$—	$—	$350,000	$—	$450,000	$952,500	$1,752,500	$1,626,785
Weighted-average interest rate	—	—	8.2%	—	4.8%	6.6%	6.4%
Variable-rate	$—	$—	$53,500	$882,664	$—	$365,440	$1,301,604	$1,302,653
Weighted-average interest rate	—	—	1.2%	2.1%	—	0.1%	1.5%

The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount			Weighted-Average Fixed Rate		Fair Value
June 30, 2016	December 31, 2015	Period of Hedge	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
(Thousands of Dollars)					(Thousands of Dollars)
$350,000	$350,000	04/2018 - 04/2028	2.6%	2.6%	$(30,945)	$140
250,000	250,000	09/2020 - 09/2030	2.8%	2.8%	(17,930)	1,163
$600,000	$600,000		2.7%	2.7%	$(48,875)	$1,303

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

	June 30, 2016
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(crude oil and refined products)	71	$59.92	N/A	$(52)
Futures – short:
(crude oil and refined products)	204	N/A	$57.42	$198
Swaps - long:
(refined products)	198	$36.39	N/A	$(3)
Swaps - short:
(refined products)	672	N/A	$35.98	$(295)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	104	$51.18	N/A	$(145)
Futures – short:
(crude oil and refined products)	111	N/A	$51.89	$145
Swaps – long:
(refined products)	1,377	$33.15	N/A	$4,029
Swaps – short:
(refined products)	1,362	N/A	$30.66	$(7,372)
Forward purchase contracts:
(crude oil)	310	$48.49	N/A	$252
Forward sales contracts:
(crude oil)	310	N/A	$48.46	$(263)

Total fair value of open positions exposed to commodity price risk				$(3,506)

	December 31, 2015
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(crude oil and refined products)	38	$37.85	N/A	$1
Futures – short:
(crude oil and refined products)	59	N/A	$39.07	$68
Swaps – long:
(refined products)	129	$23.83	N/A	$(18)
Swaps – short:
(refined products)	784	N/A	$26.28	$1,864

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	87	$44.81	N/A	$(48)
Futures – short:
(crude oil and refined products)	196	N/A	$43.54	$149
Swaps – long:
(refined products)	1,532	$28.19	N/A	$(8,529)
Swaps – short:
(refined products)	1,435	N/A	$33.01	$14,931
Forward purchase contracts:
(crude oil)	248	$36.99	N/A	$193
Forward sales contracts:
(crude oil)	248	N/A	$36.82	$(235)

Total fair value of open positions exposed to commodity price risk				$8,376

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2016.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

*3.01	Third Amendment to First Amended and Restated Limited Liability Company Agreement of NuStar GP, LLC, dated as of July 29, 2016 and effective as of March 21, 2007

*10.01
Eighth Amendment to Letter of Credit Agreement, dated as of May 6, 2016, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent

*10.02
Maturity Extension Letter (Amendment No. 3) to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of July 15, 2016 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent

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
August 8, 2016

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
August 8, 2016

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
August 8, 2016