Form 10-Q
period 2016-09-30
NuStar Energy L.P.
filed 2016-11-07
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of October 31, 2016 was 78,486,144.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,662	$118,862
Accounts receivable, net of allowance for doubtful accounts of $7,827 and $8,473 as of September 30, 2016 and December 31, 2015, respectively	159,978	145,064
Receivable from related party	83	—
Inventories	35,051	38,749
Other current assets	26,231	31,176
Total current assets	254,005	333,851
Property, plant and equipment, at cost	5,342,360	5,209,160
Accumulated depreciation and amortization	(1,669,471)	(1,525,589)
Property, plant and equipment, net	3,672,889	3,683,571
Intangible assets, net	101,630	112,011
Goodwill	696,637	696,637
Deferred income tax asset	2,186	2,858
Other long-term assets, net	263,071	296,597
Total assets	$4,990,418	$5,125,525
Liabilities and Partners’ Equity
Current liabilities:
Accounts payable	$105,311	$125,147
Payable to related party	—	14,799
Short-term debt	7,000	84,000
Accrued interest payable	27,614	34,286
Accrued liabilities	52,520	55,194
Taxes other than income tax	16,621	12,810
Income tax payable	2,064	5,977
Total current liabilities	211,130	332,213
Long-term debt	3,153,049	3,055,612
Long-term payable to related party	—	32,080
Deferred income tax liability	26,635	24,810
Other long-term liabilities	129,611	70,966
Commitments and contingencies (Note 4)
Partners’ equity:
Limited partners (78,486,144 and 77,886,078 common units outstanding as of September 30, 2016 and December 31, 2015, respectively)	1,565,307	1,661,900
General partner	34,086	36,738
Accumulated other comprehensive loss	(129,400)	(88,794)
Total partners’ equity	1,469,993	1,609,844
Total liabilities and partners’ equity	$4,990,418	$5,125,525
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Service revenues	$277,758	$288,574	$814,727	$833,128
Product sales	163,660	204,992	470,198	785,993
Total revenues	441,418	493,566	1,284,925	1,619,121
Costs and expenses:
Cost of product sales	155,129	193,958	441,736	738,074
Operating expenses:
Third parties	117,432	87,730	313,634	254,658
Related party	—	34,904	21,681	100,761
Total operating expenses	117,432	122,634	335,315	355,419
General and administrative expenses:
Third parties	26,957	8,535	62,906	25,188
Related party	—	15,144	10,493	50,237
Total general and administrative expenses	26,957	23,679	73,399	75,425
Depreciation and amortization expense	53,946	52,301	160,739	157,523
Total costs and expenses	353,464	392,572	1,011,189	1,326,441
Operating income	87,954	100,994	273,736	292,680
Interest expense, net	(35,022)	(33,448)	(103,374)	(98,309)
Other income (expense), net	362	1,776	(10)	61,892
Income from continuing operations before income tax expense	53,294	69,322	170,352	256,263
Income tax expense	2,153	4,306	9,293	9,797
Income from continuing operations	51,141	65,016	161,059	246,466
Income from discontinued operations, net of tax	—	—	—	774
Net income	$51,141	$65,016	$161,059	$247,240
Basic and diluted net income per unit applicable to limited partners:
Continuing operations	$0.49	$0.68	$1.58	$2.68
Discontinued operations	—	—	—	0.01
Total (Note 11)	$0.49	$0.68	$1.58	$2.69
Basic weighted-average limited partner units outstanding	78,031,053	77,886,078	77,934,802	77,886,078

Diluted weighted-average limited partner units outstanding	78,062,889	77,886,078	77,981,299	77,886,078

Comprehensive income	$48,652	$38,878	$120,453	$231,843
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$161,059	$247,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	160,739	157,523
Unit-based compensation expense	4,820	—
Amortization of debt related items	5,762	6,693
Gain from sale or disposition of assets	(14)	(1,632)
Gain associated with the Linden Acquisition	—	(56,277)
Deferred income tax expense	2,989	626
Distributions of equity in earnings of joint venture	—	2,500
Changes in current assets and current liabilities (Note 12)	(12,477)	19,803
Other, net	(8,329)	(352)
Net cash provided by operating activities	314,549	376,124
Cash Flows from Investing Activities:
Capital expenditures	(145,414)	(240,671)
Change in accounts payable related to capital expenditures	(15,504)	(7,802)
Acquisitions	—	(142,500)
Investment in other long-term assets	—	(3,587)
Proceeds from sale or disposition of assets	—	17,125
Net cash used in investing activities	(160,918)	(377,435)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	523,982	747,779
Proceeds from short-term debt borrowings	462,000	622,000
Long-term debt repayments	(410,750)	(365,410)
Short-term debt repayments	(539,000)	(657,000)
Proceeds from issuance of common units, net of issuance costs	27,710	—
Contributions from general partner	575	—
Distributions to unitholders and general partner	(294,153)	(294,153)
Decrease in cash book overdrafts	(12,181)	(12,281)
Other, net	(1,418)	(792)
Net cash (used in) provided by financing activities	(243,235)	40,143
Effect of foreign exchange rate changes on cash	3,404	(10,319)
Net (decrease) increase in cash and cash equivalents	(86,200)	28,513
Cash and cash equivalents as of the beginning of the period	118,862	87,912
Cash and cash equivalents as of the end of the period	$32,662	$116,425
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NYSE: NS) is a publicly held Delaware limited partnership engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings or NSH) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns an approximate 15% total interest in us as of September 30, 2016.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2016 and 2015 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Certain previously reported amounts in the 2015 consolidated financial statements and condensed notes have been reclassified to conform to 2016 presentation.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS

Statement of Cash Flows
In August 2016, the Financial Accounting Standards Board (FASB) issued amended guidance that clarifies how entities should present certain cash receipts and cash payments on the statement of cash flows, including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims and distributions received from equity method investees. The changes are effective for annual and interim periods beginning after December 15, 2017, and amendments should be applied retrospectively. We will adopt these provisions January 1, 2018, and we do not expect the guidance to have a material impact on our statements of cash flows or disclosures.

Credit Losses
In June 2016, the FASB issued amended guidance that requires the use of a “current expected loss” model for financial assets measured at amortized cost and certain off-balance sheet credit exposures. Under this model, entities will be required to estimate the lifetime expected credit losses on such instruments based on historical experience, current conditions, and reasonable and supportable forecasts. This amended guidance also expands the disclosure requirements to enable users of financial statements to understand an entity’s assumptions, models and methods for estimating expected credit losses. The changes are effective for annual and interim periods beginning after December 15, 2019, and amendments should be applied using a modified retrospective approach. We are currently assessing the impact of this amended guidance on our financial position, results of operations and disclosures.

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

Revenue Recognition
In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard. In August 2015, the FASB deferred the effective date by one year. The standard is now effective for public entities for annual and interim periods beginning after December 15, 2017, using one of two retrospective transition methods. Early adoption is permitted, but not before the original effective date. The FASB has subsequently issued several updates that amend and/or clarify the new revenue recognition standard. We are continuing to assess the impact of this new guidance on our financial position, results of operations and disclosures. However, based on our initial assessment, we do not believe the standard will significantly impact the amount or timing of revenues recognized under the vast majority of our revenue contracts.

3. DEBT

Revolving Credit Agreement
During the nine months ended September 30, 2016, the balance under our $1.5 billion five-year revolving credit agreement (the Revolving Credit Agreement) increased by $109.6 million, which we used for general partnership purposes and to fund our capital expenditures. The Revolving Credit Agreement matures on October 29, 2019 and bears interest, at our option, based on an alternative base rate, a LIBOR-based rate or a EURIBOR-based rate. The interest rate on the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of September 30, 2016, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 2.3%, and we had $992.2 million outstanding.

As of September 30, 2016, our consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.00-to-1.00. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of September 30, 2016, letters of credit issued under the Revolving Credit Agreement totaled $15.8 million, and we had $491.9 million available for borrowing. Our management believes that we are in compliance with the covenants in the Revolving Credit Agreement as of September 30, 2016.

Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, Louisiana issued, pursuant to the Gulf Opportunity Zone Act of 2005, an aggregate $365.4 million of tax-exempt revenue bonds (the GoZone Bonds) associated with our St. James, Louisiana terminal expansions. The GoZone Bonds bear interest based on a weekly tax-exempt bond market interest rate, and interest is paid monthly. The weighted-average interest rate was 0.9% as of September 30, 2016. Following the issuances, the proceeds were deposited with a trustee and are disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansions. We include the amount remaining in trust in “Other long-term assets, net,” and we include the amount of bonds issued in “Long-term debt” on the consolidated balance sheets. For the nine months ended September 30, 2016 and 2015, the amount received from the trustee totaled $12.0 million and $13.6 million, respectively. As of September 30, 2016, the amount remaining in trust totaled $42.8 million.

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

Borrowings by NuStar Finance under the Receivables Financing Agreement bear interest at either the applicable commercial paper rate or the applicable bank rate, each as defined under the Receivables Financing Agreement. The Securitization Program has an initial termination date of June 15, 2018, with the option to renew for additional 364-day periods thereafter. As of September 30, 2016, $102.5 million of our accounts receivable are included in the Securitization Program. The amount of

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

borrowings outstanding under the Receivables Financing Agreement totaled $43.2 million as of September 30, 2016, which is included in “Long-term debt” on the consolidated balance sheet.

4. COMMITMENTS AND CONTINGENCIES

Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We have accrued $0.5 million and $4.8 million for contingent losses as of September 30, 2016 and December 31, 2015, respectively. The amount that will ultimately be paid may differ from the recorded accruals, and the timing of such payments is uncertain. In addition, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

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

Recurring Fair Value Measurements
The following assets and liabilities are measured at fair value on a recurring basis:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$1,008	$—	$—	$1,008
Commodity derivatives	—	704	—	704
Total	$1,008	$704	$—	$1,712
Liabilities:
Accrued liabilities:
Product imbalances	$(1,344)	$—	$—	$(1,344)
Commodity derivatives	(301)	(701)	—	(1,002)
Other long-term liabilities:
Guarantee liability	—	—	(1,736)	(1,736)
Interest rate swaps	—	(50,910)	—	(50,910)
Total	$(1,645)	$(51,611)	$(1,736)	$(54,992)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$179	$—	$—	$179
Commodity derivatives	11,325	77	—	11,402
Other long-term assets, net:
Interest rate swaps	—	2,755	—	2,755
Total	$11,504	$2,832	$—	$14,336
Liabilities:
Accrued liabilities:
Product imbalances	$(419)	$—	$—	$(419)
Commodity derivatives	—	(120)	—	(120)
Other long-term liabilities:
Guarantee liability	—	—	(1,697)	(1,697)
Interest rate swaps	—	(1,452)	—	(1,452)
Total	$(419)	$(1,572)	$(1,697)	$(3,688)

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

Guarantees. In 2014, we sold our remaining 50% ownership interest in NuStar Asphalt LLC, which then changed its name to Axeon Specialty Products LLC (Axeon). We provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $125.0 million to Axeon. As of September 30, 2016, we have provided $16.7 million in letters of credit on behalf of Axeon. As of September 30, 2016 and December 31, 2015, we provided guarantees mainly for commodity purchases, lease obligations and certain utilities for Axeon with an aggregate maximum potential exposure of $75.5 million and $71.9 million, respectively, and one guarantee that does not specify a maximum amount as of September 30, 2016. As of December 31, 2015, we provided two guarantees that did not specify a maximum amount. A majority of these guarantees have no expiration date. We estimated the fair value considering the probability of default by Axeon and an estimate of the amount we would be obligated to pay under the guarantees at the time of default based on the guarantees outstanding as of September 30, 2016 and December 31, 2015. Our estimate of the fair value is based on significant inputs not observable in the market and thus falls within Level 3 of the fair value hierarchy.

The following table summarizes the activity in our Level 3 liabilities:

Nine Months Ended September 30, 2016
(Thousands of Dollars)
Beginning balance	$1,697
Adjustments to guarantee liability	39
Ending balance	$1,736

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

The estimated fair values and carrying amounts of the long-term debt and the Axeon Term Loan were as follows:

	September 30, 2016		December 31, 2015
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(Thousands of Dollars)
Long-term debt	$3,214,845	$3,153,049	$2,929,438	$3,055,612
Axeon Term Loan	$175,717	$170,391	$172,123	$170,352

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
We estimated the fair value of the Axeon Term Loan using discounted cash flows, which use observable inputs such as time to maturity and market interest rates, and determined that the fair value falls in Level 2 of the fair value hierarchy. As of September 30, 2016, the carrying amount of the Axeon Term Loan is $170.4 million, consisting of the following: (i) the outstanding principal amount from the Axeon Term Loan of $190.0 million; (ii) plus the fair value of guarantees of $1.7 million as of September 30, 2016; (iii) less equity losses from our investment in Axeon of $21.3 million incurred prior to the 2014 sale of our remaining ownership interest in Axeon and after the carrying value of our equity investment in Axeon was reduced to zero. The carrying value of the Axeon Term Loan is included in “Other long-term assets, net” on the consolidated balance sheets. We review the financial information of Axeon monthly for possible credit loss indicators. In 2015 and 2014, Axeon failed to make two scheduled principal payments, which, under the provisions of the Axeon Term Loan, increases the interest rate payable by Axeon until Axeon makes those outstanding payments.

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
Interest Rate Risk
We are a party to certain interest rate swap agreements to manage our exposure to changes in interest rates, which include forward-starting interest rate swap agreements related to forecasted debt issuances in 2018 and 2020. We entered into these swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. Under the terms of the swaps, we pay a fixed rate and receive a rate based on three-month USD LIBOR. These swaps qualified, and we designated them, as cash flow hedges. We record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive income (loss)” (AOCI), and the amount in AOCI will be recognized in “Interest expense, net” as the forecasted interest payments occur or if the interest payments are probable not to occur. As of September 30, 2016 and December 31, 2015, the aggregate notional amount of forward-starting interest rate swaps totaled $600.0 million.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short open positions on an absolute basis, which totaled 5.9 million barrels and 8.0 million barrels as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, we had $1.5 million of margin deposits; we had no margin deposits as of December 31, 2015. The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Commodity contracts	Other current assets	$—	$1,937	$—	$(23)
Interest rate swaps	Other long-term assets, net	—	2,755	—	—
Commodity contracts	Accrued liabilities	280	—	(2,543)	—
Interest rate swaps	Other long-term liabilities	—	—	(50,910)	(1,452)
Total		280	4,692	(53,453)	(1,475)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	704	34,016	—	(24,528)
Commodity contracts	Accrued liabilities	7,034	117	(5,773)	(237)
Total		7,738	34,133	(5,773)	(24,765)

Total Derivatives		$8,018	$38,825	$(59,226)	$(26,240)

Certain of our derivative instruments are eligible for offset in the consolidated balance sheets and subject to master netting arrangements. Under our master netting arrangements, there is a legally enforceable right to offset amounts, and we intend to settle such amounts on a net basis. The following are the net amounts presented on the consolidated balance sheets:

Commodity Contracts	September 30, 2016	December 31, 2015
	(Thousands of Dollars)
Net amounts of assets presented in the consolidated balance sheets	$704	$11,402
Net amounts of liabilities presented in the consolidated balance sheets	$(1,002)	$(120)

We recognize the impact of our commodity contracts on earnings in “Cost of product sales” on the condensed consolidated statements of comprehensive income, and that impact was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands of Dollars)
Derivatives Designated as Fair Value Hedging Instruments:
Gain (loss) recognized in income on derivative	$558	$16,005	$(6,246)	$11,506
Gain (loss) recognized in income on hedged item	329	(15,479)	10,134	(8,748)
Gain recognized in income for ineffective portion	887	526	3,888	2,758

Derivatives Not Designated as Hedging Instruments:
(Loss) gain recognized in income on derivative	$(153)	$1,151	$(157)	$1,142

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our interest rate swaps also had the following impact on earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands of Dollars)
Derivatives Designated as Cash Flow Hedging Instruments:
(Loss) gain recognized in other comprehensive income on derivative (effective portion)	$(2,035)	$(16,757)	$(52,213)	$1,996
Loss reclassified from AOCI into interest expense, net (effective portion)	$(2,011)	$(2,405)	$(6,391)	$(7,449)

As of September 30, 2016, we expect to reclassify a loss of $7.1 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands of Dollars)
Operating expenses	$—	$34,904	$21,681	$100,761
General and administrative expenses	$—	$15,144	$10,493	$50,237

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

Balance Sheet Items. We had a receivable from related party of $0.1 million as of September 30, 2016, mainly comprised of service fees and expenses paid on behalf of NuStar GP Holdings. As of December 31, 2015, we had a payable to related party of $14.8 million, mainly comprised of payroll, employee benefit plan expenses and unit-based compensation prior to the Employee Transfer, and none as of September 30, 2016. We also had a long-term payable to related party as of December 31, 2015 of $32.1 million, representing long-term employee benefits prior to the Employee Transfer, and none as of September 30, 2016.

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

	Pension Plans		Other Postretirement Benefits
	2016	2015	2016	2015
	(Thousands of Dollars)
For the three months ended September 30:
Service cost	$1,926	$1,919	$105	$118
Interest cost	1,006	1,097	100	111
Expected return on assets	(1,353)	(1,254)	—	—
Amortization of prior service credit	(516)	(516)	(286)	(285)
Amortization of net loss	273	461	45	67
Net periodic benefit cost (income)	$1,336	$1,707	$(36)	$11

For the nine months ended September 30:
Service cost	$5,778	$5,757	$315	$354
Interest cost	3,018	3,291	300	334
Expected return on assets	(4,056)	(3,762)	—	—
Amortization of prior service credit	(1,549)	(1,547)	(858)	(857)
Amortization of net loss	819	1,383	135	201
Net periodic benefit cost (income)	$4,010	$5,122	$(108)	$32

In August 2016, we contributed $15.6 million to the Pension Plans.

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

9. UNIT-BASED COMPENSATION

Overview
On January 28, 2016, our unitholders approved the Fifth Amended and Restated 2000 Long-Term Incentive Plan (the Amended 2000 LTIP) which, among other items, provides that we may use newly issued units from NuStar Energy to satisfy unit awards and extends the term of the Amended 2000 LTIP to January 28, 2026. Prior to the Employee Transfer, NuStar GP, LLC sponsored the Amended 2000 LTIP, and we reimbursed NuStar GP, LLC for awards under this plan. Upon the approval of the Amended 2000 LTIP, along with the Employee Transfer, most of our currently outstanding awards are now equity-classified awards.

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

Restricted Units
We account for restricted units expected to result in the issuance of our common units upon vesting as equity-classified awards. These restricted units are mainly granted to domestic employees and non-employee directors and represented 604,153 units on the Employee Transfer date. The outstanding restricted units granted to domestic employees generally vest over five years beginning one year after the grant date. The fair value of a restricted unit award for domestic employees is measured at the transfer date or grant date. Restricted units granted to non-employee directors generally vest over three years and the fair value of such award is measured at each reporting period. DERs paid with respect to outstanding, unvested restricted units reduce partners’ equity, similar to cash distributions to unitholders. We record compensation expense ratably over the vesting period based on the fair value of the units at the grant date (for domestic employees) or the fair value of the units measured at each reporting period (for non-employee directors).

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

Performance Units
Performance units are equity-classified awards issued to certain of our key employees and represent rights to receive our common units upon achieving an objective performance measure for the performance period. The objective performance measure is determined each year by the NuStar GP, LLC Compensation Committee for the following year. Our achievement of the performance measure determines the rate at which the performance units convert into our common units, which can range from zero to 200%.

The performance units represented 35,373 units on the Employee Transfer date. Performance units vest in three annual increments (tranches), based upon our achievement of the performance measure set by the Compensation Committee during the one-year performance periods that end on December 31 of each year following the date of grant. Therefore, performance units are not considered granted until the Compensation Committee has set the performance measure for each tranche of awards. The fair value of our performance units is equal to the grant date fair value reduced by expected distributions over the vesting period as these awards do not receive DERs. We record compensation expense ratably for each vesting tranche over its requisite

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

service period (one year) if it is probable that the specified performance measure will be achieved. Additionally, changes in the actual or estimated outcomes that affect the quantity of performance units expected to be converted are recognized as a cumulative adjustment.

We include compensation expense for the outstanding restricted units and performance units in “General and administrative expenses” on the condensed consolidated statements of comprehensive income.

10. PARTNERS’ EQUITY

Issuance of Common Units
During the nine months ended September 30, 2016, we issued 595,050 common units representing limited partner interests at an average price of $47.39 per unit for proceeds of $28.3 million, net of $0.5 million of issuance costs. We used these proceeds, which includes a contribution of $0.6 million from our general partner to maintain its 2% general partner interest, for general partnership purposes, including repayments of outstanding borrowings under our Revolving Credit Agreement.

Partners’ Equity Activity
The following table summarizes changes to our partners’ equity (in thousands of dollars):

Balance as of January 1, 2016	$1,609,844
Net income	161,059
Unit-based compensation expense	5,564
Other comprehensive loss	(40,606)
Cash distributions to partners	(294,153)
Issuance of common units, including contribution from general partner	28,285
Balance as of September 30, 2016	$1,469,993

Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in AOCI were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1, 2016	$(60,826)	$(27,968)	$—	$(88,794)
Other comprehensive income (loss):
Employee Transfer	—	—	4,201	4,201
Deferred income tax adjustments	—	—	2,414	2,414
Other comprehensive loss before reclassification adjustments	(270)	(52,213)	—	(52,483)
Net gain on pension costs reclassified into operating expense	—	—	(839)	(839)
Net gain on pension costs reclassified into general and administrative expense	—	—	(290)	(290)
Net loss on cash flow hedges reclassified into interest expense, net	—	6,391	—	6,391
Other comprehensive (loss) income	(270)	(45,822)	5,486	(40,606)
Balance as of September 30, 2016	$(61,096)	$(73,790)	$5,486	$(129,400)

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

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands of Dollars)
Net income applicable to general partner and limited partners’ interest	$51,141	$65,016	$161,059	$247,240
Less general partner incentive distribution	10,890	10,805	32,500	32,415
Net income after general partner incentive distribution	40,251	54,211	128,559	214,825
General partner interest	2%	2%	2%	2%
General partner allocation of net income after general partner incentive distribution	805	1,084	2,571	4,297
General partner incentive distribution	10,890	10,805	32,500	32,415
Net income applicable to general partner	$11,695	$11,889	$35,071	$36,712

Cash Distributions
The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,976	$1,961	$5,898	$5,883
General partner incentive distribution	10,890	10,805	32,500	32,415
Total general partner distribution	12,866	12,766	38,398	38,298
Limited partners’ distribution	85,943	85,285	256,513	255,855
Total cash distributions	$98,809	$98,051	$294,911	$294,153

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$3.285	$3.285

The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2016 (a)	$1.095	$98,809	November 8, 2016	November 14, 2016
June 30, 2016	$1.095	$98,051	August 9, 2016	August 12, 2016
March 31, 2016	$1.095	$98,051	May 9, 2016	May 13, 2016
December 31, 2015	$1.095	$98,051	February 8, 2016	February 12, 2016

(a)	The distribution was announced on October 28, 2016.

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

The following table details the calculation of earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income attributable to NuStar Energy L.P.	$51,141	$65,016	$161,059	$247,240
Less: Distributions to general partner (including incentive distribution rights)	12,866	12,766	38,398	38,298
Less: Distributions to limited partner	85,943	85,285	256,513	255,855
Less: DERs to restricted units	650	—	1,969	—
Distributions in excess of earnings	$(48,318)	$(33,035)	$(135,821)	$(46,913)

Net income attributable to limited partner units:
Distributions to limited partner	$85,943	$85,285	$256,513	$255,855
Allocation of distributions in excess of earnings	(47,351)	(32,374)	(133,103)	(45,974)
Total	$38,592	$52,911	$123,410	$209,881

Basic weighted-average limited partner units outstanding	78,031,053	77,886,078	77,934,802	77,886,078

Diluted units outstanding:
Basic weighted-average limited partner units outstanding	78,031,053	77,886,078	77,934,802	77,886,078
Effect of dilutive participating securities	31,836	—	46,497	—
Diluted weighted-average limited partner units outstanding	78,062,889	77,886,078	77,981,299	77,886,078

Basic and diluted net income per unit applicable to limited partners	$0.49	$0.68	$1.58	$2.69

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Nine Months Ended September 30,
	2016	2015
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(15,200)	$75,532
Inventories	3,767	1,654
Other current assets	4,809	1,660
Increase (decrease) in current liabilities:
Accounts payable	7,706	(45,626)
Payable to related party, net	806	743
Accrued interest payable	(6,672)	(5,424)
Accrued liabilities	(7,477)	(12,338)
Taxes other than income tax	3,670	3,239
Income tax payable	(3,886)	363
Changes in current assets and current liabilities	$(12,477)	$19,803

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to the change in the amount accrued for capital expenditures and the effect of foreign currency translation. In addition, see Note 7 for non-cash related party transactions associated with the Employee Transfer.

Cash flows related to interest and income taxes were as follows:

	Nine Months Ended September 30,
	2016	2015
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$112,796	$105,340
Cash paid for income taxes, net of tax refunds received	$9,873	$8,987

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands of Dollars)
Revenues:
Pipeline	$122,481	$131,395	$362,929	$378,030
Storage:
Third parties	152,746	155,475	445,497	450,372
Intersegment	5,021	6,628	16,543	19,707
Total storage	157,767	162,103	462,040	470,079
Fuels marketing	166,191	206,696	476,499	790,719
Consolidation and intersegment eliminations	(5,021)	(6,628)	(16,543)	(19,707)
Total revenues	$441,418	$493,566	$1,284,925	$1,619,121

Operating income (loss):
Pipeline	$58,922	$68,536	$186,739	$201,996
Storage	58,420	59,986	166,496	161,715
Fuels marketing	(337)	(1,819)	282	10,756
Consolidation and intersegment eliminations	(1)	(1)	—	41
Total segment operating income	117,004	126,702	353,517	374,508
General and administrative expenses	26,957	23,679	73,399	75,425
Other depreciation and amortization expense	2,093	2,029	6,382	6,403
Total operating income	$87,954	$100,994	$273,736	$292,680

Total assets by reportable segment were as follows:

	September 30, 2016	December 31, 2015
	(Thousands of Dollars)
Pipeline	$2,014,710	$2,014,098
Storage	2,462,597	2,476,389
Fuels marketing	143,438	156,866
Total segment assets	4,620,745	4,647,353
Other partnership assets	369,673	478,172
Total consolidated assets	$4,990,418	$5,125,525

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

Condensed Consolidating Balance Sheets
September 30, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$811	$3	$—	$31,848	$—	$32,662
Receivables, net	—	257	—	159,804	—	160,061
Inventories	—	2,285	3,514	29,252	—	35,051
Other current assets	107	13,749	1,496	10,880	(1)	26,231
Intercompany receivable	—	1,495,783	—	120,677	(1,616,460)	—
Total current assets	918	1,512,077	5,010	352,461	(1,616,461)	254,005
Property, plant and equipment, net	—	1,892,540	591,145	1,189,204	—	3,672,889
Intangible assets, net	—	43,830	—	57,800	—	101,630
Goodwill	—	149,453	170,652	376,532	—	696,637
Investment in wholly owned subsidiaries	2,073,996	43,185	1,281,325	899,317	(4,297,823)	—
Deferred income tax asset	—	—	—	2,186	—	2,186
Other long-term assets, net	1,273	222,491	26,329	12,978	—	263,071
Total assets	$2,076,187	$3,863,576	$2,074,461	$2,890,478	$(5,914,284)	$4,990,418
Liabilities and Partners’ Equity
Payables	$29	$19,939	$12,456	$72,887	$—	$105,311
Short-term debt	—	7,000	—	—	—	7,000
Accrued interest payable	—	27,597	—	17	—	27,614
Accrued liabilities	683	7,930	9,528	34,379	—	52,520
Taxes other than income tax	62	6,976	4,604	4,979	—	16,621
Income tax payable	—	540	—	1,525	(1)	2,064
Intercompany payable	476,020	—	1,140,440	—	(1,616,460)	—
Total current liabilities	476,794	69,982	1,167,028	113,787	(1,616,461)	211,130
Long-term debt	—	3,110,288	—	42,761	—	3,153,049
Deferred income tax liability	—	1,862	13	24,760	—	26,635
Other long-term liabilities	—	80,608	8,131	40,872	—	129,611
Total partners’ equity	1,599,393	600,836	899,289	2,668,298	(4,297,823)	1,469,993
Total liabilities and partners’ equity	$2,076,187	$3,863,576	$2,074,461	$2,890,478	$(5,914,284)	$4,990,418

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended September 30, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$131,696	$53,158	$256,925	$(361)	$441,418
Costs and expenses	252	79,443	37,957	236,173	(361)	353,464
Operating (loss) income	(252)	52,253	15,201	20,752	—	87,954
Equity in earnings (loss) of subsidiaries	51,397	(44)	25,819	43,205	(120,377)	—
Interest (expense) income, net	—	(43,832)	2,165	6,645	—	(35,022)
Other (expense) income, net	(4)	378	(8)	(4)	—	362
Income before income tax expense (benefit)	51,141	8,755	43,177	70,598	(120,377)	53,294
Income tax expense (benefit)	—	588	(29)	1,594	—	2,153
Net income	$51,141	$8,167	$43,206	$69,004	$(120,377)	$51,141

Comprehensive income	$51,141	$8,143	$43,206	$66,539	$(120,377)	$48,652

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended September 30, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$140,492	$53,988	$299,456	$(370)	$493,566
Costs and expenses	428	73,274	34,344	284,895	(369)	392,572
Operating (loss) income	(428)	67,218	19,644	14,561	(1)	100,994
Equity in earnings (loss) of subsidiaries	65,444	(2,730)	16,113	36,270	(115,097)	—
Interest (expense) income, net	—	(35,495)	505	1,542	—	(33,448)
Other income, net	—	500	7	1,269	—	1,776
Income before income tax expense	65,016	29,493	36,269	53,642	(115,098)	69,322
Income tax expense	—	334	2	3,970	—	4,306
Net income	$65,016	$29,159	$36,267	$49,672	$(115,098)	$65,016

Comprehensive income	$65,016	$14,807	$36,267	$37,886	$(115,098)	$38,878

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$383,836	$159,272	$742,890	$(1,073)	$1,284,925
Costs and expenses	1,204	221,839	104,958	684,261	(1,073)	1,011,189
Operating (loss) income	(1,204)	161,997	54,314	58,629	—	273,736
Equity in earnings (loss) of subsidiaries	162,248	(5,362)	71,273	131,294	(359,453)	—
Interest (expense) income, net	—	(124,619)	5,699	15,546	—	(103,374)
Other income (expense), net	18	400	(18)	(410)	—	(10)
Income before income tax expense (benefit)	161,062	32,416	131,268	205,059	(359,453)	170,352
Income tax expense (benefit)	3	1,281	(24)	8,033	—	9,293
Net income	$161,059	$31,135	$131,292	$197,026	$(359,453)	$161,059

Comprehensive income (loss)	$161,059	$(14,687)	$131,292	$202,242	$(359,453)	$120,453

Condensed Consolidating Statements of Comprehensive Income
For the Nine Months Ended September 30, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$411,698	$155,284	$1,053,448	$(1,309)	$1,619,121
Costs and expenses	1,356	222,515	99,208	1,004,713	(1,351)	1,326,441
Operating (loss) income	(1,356)	189,183	56,076	48,735	42	292,680
Equity in earnings (loss) of subsidiaries	248,596	(8,118)	110,448	167,207	(518,133)	—
Interest (expense) income, net	—	(100,448)	679	1,460	—	(98,309)
Other income, net	—	1,175	16	60,701	—	61,892
Income from continuing operations before income tax expense	247,240	81,792	167,219	278,103	(518,091)	256,263
Income tax expense	—	390	20	9,387	—	9,797
Income from continuing operations	247,240	81,402	167,199	268,716	(518,091)	246,466
Income from discontinued operations, net of tax	—	—	—	774	—	774
Net income	$247,240	$81,402	$167,199	$269,490	$(518,091)	$247,240

Comprehensive income	$247,240	$90,847	$167,199	$244,648	$(518,091)	$231,843

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$292,572	$97,253	$118,436	$281,544	$(475,256)	$314,549
Cash flows from investing activities:
Capital expenditures	—	(53,491)	(43,329)	(48,594)	—	(145,414)
Change in accounts payable related to capital expenditures	—	(15,086)	2,645	(3,063)	—	(15,504)
Investment in subsidiaries	—	—	(212,900)	—	212,900	—
Net cash used in investing activities	—	(68,577)	(253,584)	(51,657)	212,900	(160,918)
Cash flows from financing activities:
Debt borrowings	—	965,082	—	20,900	—	985,982
Debt repayments	—	(918,550)	—	(31,200)	—	(949,750)
Issuance of common units, net of issuance costs	27,710	—	—	—	—	27,710
General partner contribution	575	—	—	—	—	575
Distributions to unitholders and general partner	(294,153)	(147,076)	(147,077)	(147,093)	441,246	(294,153)
Contributions from (distributions to) affiliates	—	—	—	178,890	(178,890)	—
Net intercompany activity	(25,372)	75,165	282,226	(332,019)	—	—
Other, net	(1,406)	(3,298)	(1)	(8,894)	—	(13,599)
Net cash (used in) provided by financing activities	(292,646)	(28,677)	135,148	(319,416)	262,356	(243,235)
Effect of foreign exchange rate changes on cash	—	—	—	3,404	—	3,404
Net decrease in cash and cash equivalents	(74)	(1)	—	(86,125)	—	(86,200)
Cash and cash equivalents as of the beginning of the period	885	4	—	117,973	—	118,862
Cash and cash equivalents as of the end of the period	$811	$3	$—	$31,848	$—	$32,662

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$292,631	$157,684	$89,173	$277,881	$(441,245)	$376,124
Cash flows from investing activities:
Capital expenditures	—	(156,510)	(30,846)	(53,315)	—	(240,671)
Change in accounts payable related to capital expenditures	—	(11,797)	4,707	(712)	—	(7,802)
Acquisitions	—	—	—	(142,500)	—	(142,500)
Investment in other long-term assets	—	—	—	(3,587)	—	(3,587)
Proceeds from sale or disposition of assets	—	10,318	20	6,787	—	17,125
Net cash used in investing activities	—	(157,989)	(26,119)	(193,327)	—	(377,435)
Cash flows from financing activities:
Debt borrowings	—	1,280,879	—	88,900	—	1,369,779
Debt repayments	—	(990,410)	—	(32,000)	—	(1,022,410)
Distributions to unitholders and general partner	(294,153)	(147,076)	(147,077)	(147,092)	441,245	(294,153)
Net intercompany activity	1,484	(134,701)	84,023	49,194	—	—
Other, net	—	(7,462)	—	(5,611)	—	(13,073)
Net cash (used in) provided by financing activities	(292,669)	1,230	(63,054)	(46,609)	441,245	40,143
Effect of foreign exchange rate changes on cash	—	—	—	(10,319)	—	(10,319)
Net (decrease) increase in cash and cash equivalents	(38)	925	—	27,626	—	28,513
Cash and cash equivalents as of the beginning of the period	923	6	—	86,983	—	87,912
Cash and cash equivalents as of the end of the period	$885	$931	$—	$114,609	$—	$116,425

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. SUBSEQUENT EVENT

On October 14, 2016, we entered into an agreement with Martin Operating Partnership L.P. to purchase crude oil and refined product storage assets in the Port of Corpus Christi for approximately $93.0 million, net. The assets to be acquired provide 900,000 barrels of crude oil storage capacity, 250,000 barrels of refined product storage capacity and exclusive use of the port’s new crude oil dock. The acquisition is expected to close by the end of the fourth quarter of 2016, subject to customary closing conditions.

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

OVERVIEW
NuStar Energy L.P. (NuStar Energy) (NYSE: NS) is engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings or NSH) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns an approximate 15% total interest in us as of September 30, 2016. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in seven sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies

•	New Accounting Pronouncements

Recent Developments
Martin Terminal Acquisition. On October 14, 2016, we entered into an agreement with Martin Operating Partnership L.P. to purchase crude oil and refined product storage assets in the Port of Corpus Christi for approximately $93.0 million, net (the Martin Terminal Acquisition). The assets to be acquired provide 900,000 barrels of crude oil storage capacity, 250,000 barrels of refined product storage capacity and exclusive use of the port’s new crude oil dock. The acquisition is expected to close by the end of the fourth quarter of 2016, subject to customary closing conditions.

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
Pipeline. We own 3,140 miles of refined product pipelines and 1,230 miles of crude oil pipelines, as well as approximately 4.0 million barrels of storage capacity, which comprise our Central West System. In addition, we own 2,360 miles of refined product pipelines, consisting of the East and North Pipelines, and a 2,000 mile ammonia pipeline (the Ammonia Pipeline), which comprise our Central East System. The East and North Pipelines have storage capacity of approximately 6.7 million barrels. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.

Storage. We own terminals and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom (UK), with approximately 83.7 million barrels of storage capacity. Revenues for the storage segment include fees for tank storage agreements, whereby a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues), and throughput agreements, whereby a customer pays a fee per barrel for volumes moving through our terminals (throughput terminal revenues).
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

Current Market Conditions
During 2015 and early 2016, the price of crude oil declined sharply, at times reaching lows not seen in over a decade. While the price has recovered modestly over the second half of the year, energy industry experts predict continued price volatility.

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

Continued low crude oil prices seem to have been having a direct, negative impact on the unit price of many master limited partnerships, including our own, although recently that impact appears to be diminishing. Partly as a result of lower unit prices, earlier this year, we reduced our overall capital spending in order to minimize our need to access the public capital markets due to the prohibitively high costs of public debt and equity financing at the time; however, as financial markets have improved, costs have begun to drop. We will continue to evaluate our financing plans and access the markets as needed, if market conditions are favorable.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Change
	2016	2015
Statement of Income Data:
Revenues:
Service revenues	$277,758	$288,574	$(10,816)
Product sales	163,660	204,992	(41,332)
Total revenues	441,418	493,566	(52,148)

Costs and expenses:
Cost of product sales	155,129	193,958	(38,829)
Operating expenses	117,432	122,634	(5,202)
General and administrative expenses	26,957	23,679	3,278
Depreciation and amortization expense	53,946	52,301	1,645
Total costs and expenses	353,464	392,572	(39,108)

Operating income	87,954	100,994	(13,040)
Interest expense, net	(35,022)	(33,448)	(1,574)
Other income, net	362	1,776	(1,414)
Income before income tax expense	53,294	69,322	(16,028)
Income tax expense	2,153	4,306	(2,153)
Net income	$51,141	$65,016	$(13,875)
Basic and diluted net income per unit applicable to limited partners	$0.49	$0.68	$(0.19)
Basic weighted-average limited partner units outstanding	78,031,053	77,886,078	144,975

Overview
Net income decreased $13.9 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, mainly due to a reduction in operating income for our pipeline segment and an increase in general and administrative expenses.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended September 30,		Change
	2016	2015
Pipeline:
Refined products pipelines throughput (barrels/day)	536,509	531,034	5,475
Crude oil pipelines throughput (barrels/day)	384,359	477,537	(93,178)
Total throughput (barrels/day)	920,868	1,008,571	(87,703)
Throughput revenues	$122,481	$131,395	$(8,914)
Operating expenses	41,331	41,199	132
Depreciation and amortization expense	22,228	21,660	568
Segment operating income	$58,922	$68,536	$(9,614)
Storage:
Throughput (barrels/day)	810,470	872,877	(62,407)
Throughput terminal revenues	$30,239	$32,051	$(1,812)
Storage terminal revenues	127,528	130,052	(2,524)
Total revenues	157,767	162,103	(4,336)
Operating expenses	69,722	73,505	(3,783)
Depreciation and amortization expense	29,625	28,612	1,013
Segment operating income	$58,420	$59,986	$(1,566)
Fuels Marketing:
Product sales and other revenue	$166,191	$206,696	$(40,505)
Cost of product sales	157,567	198,006	(40,439)
Gross margin	8,624	8,690	(66)
Operating expenses	8,961	10,509	(1,548)
Segment operating loss	$(337)	$(1,819)	$1,482
Consolidation and Intersegment Eliminations:
Revenues	$(5,021)	$(6,628)	$1,607
Cost of product sales	(2,438)	(4,048)	1,610
Operating expenses	(2,582)	(2,579)	(3)
Total	$(1)	$(1)	$—
Consolidated Information:
Revenues	$441,418	$493,566	$(52,148)
Cost of product sales	155,129	193,958	(38,829)
Operating expenses	117,432	122,634	(5,202)
Depreciation and amortization expense	51,853	50,272	1,581
Segment operating income	117,004	126,702	(9,698)
General and administrative expenses	26,957	23,679	3,278
Other depreciation and amortization expense	2,093	2,029	64
Consolidated operating income	$87,954	$100,994	$(13,040)

Pipeline
Total revenues decreased $8.9 million and total throughputs decreased 87,703 barrels per day for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Our Eagle Ford System contributed to a decrease in revenues of $10.0 million and a decrease in throughputs of 94,465 barrels per day due to reduced production resulting from a sustained low crude oil price environment. Revenues also decreased $5.3 million and throughputs decreased 15,210 barrels per day on our Ammonia Pipeline mostly due to a shipper’s facility reconfiguration, resulting in fewer barrels available for transportation and maintenance downtime on a portion of the pipeline.

These decreases were partially offset by increases from our East Pipeline and our McKee System pipelines. Revenues increased $4.4 million and throughputs increased 20,290 barrels per day on our East Pipeline due to the completion of expansion projects in the fourth quarter of 2015, as well as lower throughput in the third quarter of 2015 due to turnarounds at refineries served by the East Pipeline and maintenance downtime on a portion of the pipeline. Revenues increased $2.2 million and throughputs increased 8,243 barrels per day on our McKee System crude and refined products pipelines mainly due to increased production at the McKee refinery and increased volumes on pipelines with higher average tariffs.

Storage
Throughput terminal revenues decreased $1.8 million and throughputs decreased 62,407 barrels per day for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to a decrease in revenues of $2.8 million and a decrease in throughputs of 75,725 barrels per day at our Corpus Christi North Beach terminal. This is primarily due to reduced Eagle Ford Shale crude oil being shipped to Corpus Christi, consistent with the decrease in pipeline throughputs. This decrease was partially offset by an increase in revenues of $1.3 million and an increase in throughputs of 9,478 barrels per day at our McKee System terminals primarily due to increased production at the McKee refinery combined with increased demand in markets served by those terminals.

Storage terminal revenues decreased $2.5 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to a decrease in revenues at our UK terminals of $3.2 million mainly due to fluctuations in the foreign exchange rate. In addition, revenues at our St. Eustatius terminal facility decreased $2.7 million mainly due to decreased throughput and related handling fees. These decreases were partially offset by an increase in revenues of $2.2 million at our St. James, LA terminal mostly resulting from completed terminal expansion projects and increased product throughput and related handling fees. Other domestic revenues also increased $1.5 million mainly due to rate escalations and new customer contracts at our Selby, CA and Piney Point, MD terminals.

Operating expenses decreased $3.8 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to a decrease of $4.4 million in operating expenses at our St. Eustatius terminal facility, mainly associated with lower property taxes and employee related costs. This decrease was partially offset by an increase of $1.5 million in maintenance and regulatory expenses, mainly at our central west terminals.

Depreciation and amortization expense increased $1.0 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, mainly due to the completion of storage projects.

Fuels Marketing
Segment operating loss declined $1.5 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to decreased operating expenses, mainly resulting from lower railcar costs associated with our fuel oil operations.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses increased $3.3 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to lower compensation expense associated with our long-term incentive plan in the third quarter of 2015.

Interest expense, net increased $1.6 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, mainly due to increased interest costs associated with higher borrowings under our revolving credit agreement.

Other income, net decreased $1.4 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to gains associated with the sale of assets in 2015.

Income tax expense decreased $2.2 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to lower margin tax in Texas, a decrease in the UK tax rate and a reduction in our St. Eustatius withholding tax.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Nine Months Ended September 30,		Change
	2016	2015
Statement of Income Data:
Revenues:
Service revenues	$814,727	$833,128	$(18,401)
Product sales	470,198	785,993	(315,795)
Total revenues	1,284,925	1,619,121	(334,196)

Costs and expenses:
Cost of product sales	441,736	738,074	(296,338)
Operating expenses	335,315	355,419	(20,104)
General and administrative expenses	73,399	75,425	(2,026)
Depreciation and amortization expense	160,739	157,523	3,216
Total costs and expenses	1,011,189	1,326,441	(315,252)

Operating income	273,736	292,680	(18,944)
Interest expense, net	(103,374)	(98,309)	(5,065)
Other (expense) income, net	(10)	61,892	(61,902)
Income from continuing operations before income tax expense	170,352	256,263	(85,911)
Income tax expense	9,293	9,797	(504)
Income from continuing operations	161,059	246,466	(85,407)
Income from discontinued operations, net of tax	—	774	(774)
Net income	$161,059	$247,240	$(86,181)
Basic and diluted net income per unit applicable to limited partners:
Continuing operations	$1.58	$2.68	$(1.10)
Discontinued operations	—	0.01	(0.01)
Total	$1.58	$2.69	$(1.11)
Basic weighted-average limited partner units outstanding	77,934,802	77,886,078	48,724

Overview
Net income decreased $86.2 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, mainly due to a $56.3 million gain in 2015 associated with the Linden Acquisition and a decrease of $21.0 million in segment operating income, resulting mainly from reductions in operating income for the pipeline and fuels marketing segments.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Nine Months Ended September 30,		Change
	2016	2015
Pipeline:
Refined products pipelines throughput (barrels/day)	532,275	512,340	19,935
Crude oil pipelines throughput (barrels/day)	398,229	483,974	(85,745)
Total throughput (barrels/day)	930,504	996,314	(65,810)
Throughput revenues	$362,929	$378,030	$(15,101)
Operating expenses	110,494	113,141	(2,647)
Depreciation and amortization expense	65,696	62,893	2,803
Segment operating income	$186,739	$201,996	$(15,257)
Storage:
Throughput (barrels/day)	788,963	903,506	(114,543)
Throughput terminal revenues	$88,307	$98,365	$(10,058)
Storage terminal revenues	373,733	371,714	2,019
Total revenues	462,040	470,079	(8,039)
Operating expenses	206,883	220,137	(13,254)
Depreciation and amortization expense	88,661	88,227	434
Segment operating income	$166,496	$161,715	$4,781
Fuels Marketing:
Product sales and other revenue	$476,499	$790,719	$(314,220)
Cost of product sales	450,705	750,086	(299,381)
Gross margin	25,794	40,633	(14,839)
Operating expenses	25,512	29,877	(4,365)
Segment operating income	$282	$10,756	$(10,474)
Consolidation and Intersegment Eliminations:
Revenues	$(16,543)	$(19,707)	$3,164
Cost of product sales	(8,969)	(12,012)	3,043
Operating expenses	(7,574)	(7,736)	162
Total	$—	$41	$(41)
Consolidated Information:
Revenues	$1,284,925	$1,619,121	$(334,196)
Cost of product sales	441,736	738,074	(296,338)
Operating expenses	335,315	355,419	(20,104)
Depreciation and amortization expense	154,357	151,120	3,237
Segment operating income	353,517	374,508	(20,991)
General and administrative expenses	73,399	75,425	(2,026)
Other depreciation and amortization expense	6,382	6,403	(21)
Consolidated operating income	$273,736	$292,680	$(18,944)

Pipeline
Total revenues decreased $15.1 million and total throughputs decreased 65,810 barrels per day for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to a decrease in revenues of $30.1 million and a decrease in throughputs of 86,059 barrels per day on our Eagle Ford System due to reduced production resulting from a sustained low crude oil price environment. Revenues also decreased $7.7 million and throughputs decreased 9,084 barrels per day on our Ammonia Pipeline partly due to a shipper’s facility reconfiguration, resulting in fewer barrels available for transportation and maintenance downtime on a portion of the pipeline.

Those decreases in pipeline revenues and throughputs were partially offset by:

•
an increase in revenues of $9.9 million and an increase in throughputs of 17,283 barrels per day on our East Pipeline mainly due to the completion of expansion projects in the fourth quarter of 2015, higher average tariffs resulting from the annual index adjustment in July 2015, as well as lower throughput in 2015 due to maintenance downtime on a portion of the pipeline;

•
an increase in revenues of $9.4 million and an increase in throughputs of 10,172 barrels per day on our McKee System crude and refined products pipelines due to increased production at the McKee refinery, higher average tariffs from the annual index adjustment in July 2015 and increased volumes on pipelines with higher average tariffs; and

•
an increase in revenues of $4.3 million and an increase in throughputs of 2,034 barrels per day on our North Pipeline due to increased refinery production shipped via pipeline, higher average tariffs resulting from the annual index adjustment in July 2015 and increased long-haul deliveries.

Operating expenses decreased $2.6 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to lower rental and power costs of $3.8 million mainly on our South Texas Crude System and lower environmental costs of $1.4 million mainly on our Three Rivers System. The decrease in pipeline operating expenses was partially offset by higher maintenance and regulatory expenses of $3.5 million, mainly on our Ammonia Pipeline.

Depreciation and amortization expense increased $2.8 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, mainly due to the completion of pipeline projects.

Storage
Total storage segment revenues decreased $8.0 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, due to decreases in throughput terminal revenues of $10.1 million, partially offset by increases in storage terminal revenues of $2.0 million.

Throughput terminal revenues decreased $10.1 million and throughputs decreased 114,543 barrels per day for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to:

•
a decrease in revenues of $9.4 million and a decrease in throughputs of 87,204 barrels per day at our Corpus Christi North Beach terminal due to a decrease in Eagle Ford Shale crude oil being shipped to Corpus Christi, consistent with the decrease in pipeline throughputs; and

•
a decrease in revenues of $2.9 million and a decrease in throughputs of 39,245 barrels per day due to turnarounds at the refineries served by our Benicia and Corpus Christi crude oil storage tank facilities, as well as operational issues at a customer’s Corpus Christi refinery in 2016.

The decreases were partially offset by an increase in revenue of $2.2 million and an increase in throughputs of 6,296 barrels per day at our McKee and Three Rivers system terminals due to increased production at the McKee refinery combined with higher demand in those markets.

Storage terminal revenues increased $2.0 million primarily due to an increase of $11.8 million in domestic revenues, mainly from rate escalations, new customer contracts and higher throughput and related handling fees at our Selby, CA, St. James, LA, Linden, NJ, Blue Island, IL and Piney Point, MD terminals. This increase was partially offset by a decrease in revenues of $4.5 million at our St. Eustatius terminal, mainly due to lower throughput and related handling fees and reimbursable revenues. In addition, revenues decreased $5.4 million at our UK and Amsterdam terminals mainly resulting from the negative impact of foreign exchange rate fluctuations.

Operating expenses decreased $13.3 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to:

•
a decrease of $11.3 million in operating expenses at our St. Eustatius terminal facility, mainly associated with higher property taxes in 2015, and lower regulatory, maintenance and reimbursable expenses in 2016; and

•	a decrease of $2.4 million at our Linden terminals mainly due to a property tax valuation adjustment.

Fuels Marketing
Segment operating income decreased $10.5 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to a decrease of $4.9 million in operating income from our fuel oil operations, resulting mainly from lower product margins. In addition, operating income from our bunker fuel operations decreased $3.3 million, primarily attributable to lower product margins at our Texas City terminal location.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses decreased $2.0 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to a decrease in employee benefit costs and lower compensation expense associated with our long-term incentive plan.

Interest expense, net increased $5.1 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to increased interest costs associated with higher borrowings under our revolving credit agreement, as well as lower capitalized interest resulting from fewer capital projects.

Other income totaled $61.9 million for the nine months ended September 30, 2015, mainly due to a $56.3 million gain associated with the Linden Acquisition and a $4.0 million net foreign exchange gain recognized in 2015.

TRENDS AND OUTLOOK

We believe that the fact that NuStar provides both storage and pipeline services, for crude and refined products, to customers in sectors across the energy industry, throughout the country and around the world, offers some insulation from the impact of market fluctuations on our results of operations. Since high crude oil prices have tended to benefit our producer customers, high prices have also correlated with increased demand for our crude oil pipeline services. On the other hand, depressed crude oil prices, when coupled with an industry expectation of higher prices in the future, or a contango market, has historically correlated with increased demand from trading companies for our storage services.

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

Pipeline Segment
We expect earnings for our pipeline segment to benefit from higher forecasted volumes on our refined product pipelines. However, we expect these increases to be more than offset by reduced throughput volumes on our Eagle Ford crude pipelines due to lower shale production in the South Texas region. Due to this reduction in volumes, we expect fourth quarter and full-year 2016 results to be lower than the comparable periods of 2015.

Storage Segment
We expect earnings at many of our terminals to benefit from favorable storage contract renewals and higher forecasted throughput volumes, but we expect these increases to be more than offset by higher maintenance expenses and lower throughputs at our Corpus Christi North Beach terminal. We expect lower earnings in the fourth quarter 2016, as compared to the same period in 2015, and comparable or higher earnings for the full-year 2016, as compared to 2015.

Fuels Marketing Segment
Although we expect full-year 2016 results to be lower than 2015 for our fuels marketing segment, fourth quarter 2016 results are expected to be slightly higher than the fourth quarter 2015 due to our bunker fuel operations. However, earnings in this segment, as in any margin-based business, are subject to many factors that can increase or reduce margins, which may cause the segment’s actual results to vary significantly from our forecast.

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

For 2016, we currently expect to generate cash from operations in excess of our distribution and reliability capital requirements.

Cash Flows for the Nine Months Ended September 30, 2016 and 2015
The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2016	2015
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$314,549	$376,124
Investing activities	(160,918)	(377,435)
Financing activities	(243,235)	40,143
Effect of foreign exchange rate changes on cash	3,404	(10,319)
Net (decrease) increase in cash and cash equivalents	$(86,200)	$28,513

Net cash provided by operating activities for the nine months ended September 30, 2016 was $314.5 million, compared to $376.1 million for the nine months ended September 30, 2015, primarily due to lower net income in 2016. In addition, our working capital increased by $12.5 million for the nine months ended September 30, 2016, compared to a decrease of $19.8 million for the nine months ended September 30, 2015. See “Working Capital Requirements” below.

For the nine months ended September 30, 2016, net cash provided by operating activities and cash on hand was used to fund our distributions to unitholders and our general partner in the aggregate amount of $294.2 million and reliability capital expenditures of $25.8 million. The proceeds from debt borrowings, net of repayments, proceeds from the issuance of common units and cash on hand were used to fund our strategic capital expenditures.

For the nine months ended September 30, 2015, net cash provided by operating activities was used to fund our distributions to unitholders and our general partner and reliability capital expenditures. Proceeds from debt borrowings, net of repayments, combined with cash on hand, were used to fund our strategic capital expenditures, including the Linden Acquisition.

Revolving Credit Agreement
As of September 30, 2016, our consolidated debt coverage ratio (as defined in our revolving credit agreement) cannot exceed 5.00-to-1.00. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under our revolving credit agreement to an amount less than the total amount available for borrowing. As of September 30, 2016, our consolidated debt coverage ratio was 4.6x, and we had $491.9 million available for borrowing. Letters of credit issued under our revolving credit agreement totaled $15.8 million as of September 30, 2016. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion on our revolving credit agreement.

Issuance of Common Units
During the nine months ended September 30, 2016, we issued 595,050 common units representing limited partner interests at an average price of $47.39 per unit for proceeds of $28.3 million, net of $0.5 million of issuance costs. We used these proceeds, which includes a contribution of $0.6 million from our general partner to maintain its 2% general partner interest, for general partnership purposes, including repayments of outstanding borrowings under our revolving credit agreement.

Other Sources of Liquidity
Other sources of liquidity as of September 30, 2016 consist of the following:

•
$365.4 million in revenue bonds pursuant to the Gulf Opportunity Zone Act of 2005 (the GoZone Bonds), with $42.8 million remaining in the trust as of September 30, 2016, supported by $370.2 million in letters of credit;

•
a $125.0 million receivables financing agreement between NuStar Energy, NuStar Finance LLC and third-party lenders (the Receivables Financing Agreement), with the amount available for borrowing based on the availability of eligible receivables and other customary factors and conditions; and

•	a short-term line of credit agreement with an uncommitted borrowing capacity of up to $40.0 million, with $7.0 million of borrowings outstanding as of September 30, 2016.

Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt agreements.

LOC Agreement
NuStar Logistics is a party to a $100.0 million uncommitted letter of credit agreement, which provides for standby letters of credit or guarantees with a term of up to one year (LOC Agreement). As of September 30, 2016, letters of credit issued under the LOC Agreement totaled $9.0 million.

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

The following table summarizes our capital expenditures, and the amount we expect to spend for 2016:

	Strategic Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the nine months ended September 30:
2016	$119,580	$25,834	$145,414
2015	$364,692	$22,066	$386,758

Expected for the year ended December 31, 2016 (a)	$ 160,000 - 180,000	$ 35,000 - 45,000	$ 195,000 - 225,000

(a)	Excludes the amount we expect to spend on the Martin Terminal Acquisition of approximately $93.0 million, net.

Strategic capital expenditures mainly include projects associated with the conversion and expansion of existing assets. In 2015, our strategic capital expenditures primarily related to the Linden Acquisition, projects associated with the Eagle Ford Shale region in South Texas and the reactivation and conversion of our 200-mile pipeline between Mont Belvieu and Corpus Christi, Texas. Reliability capital expenditures in 2016 mainly include maintenance upgrade projects at our terminals while in 2015, our reliability capital expenditures also included dry-docking costs on one of our marine vessels.

For the full year 2016, we continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2016 may increase or decrease from the budgeted amounts. In the first quarter of 2016, largely in response to market conditions, we reduced our strategic capital expenditures expected for the year ended December 31, 2016 by approximately 50%. We believe we can fund our currently expected capital expenditures with cash on hand and borrowings under our revolving credit agreement. Our internal growth projects can be accelerated or scaled back depending on market conditions or customer demand.

Working Capital Requirements
Working capital requirements, particularly in our fuels marketing segment, may vary with the seasonality of demand and the volatility of commodity prices for the products we market. This seasonality in demand and the volatility of commodity prices affect our accounts receivable and accounts payable balances, which vary depending on the timing of payments.

Axeon Term Loan and Credit Support
We are a party to the $190.0 million term loan to Axeon Specialty Products, LLC (the Axeon Term Loan), and we provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $125.0 million to Axeon Specialty Products, LLC (Axeon). As of September 30, 2016, we provided guarantees for Axeon with an aggregate maximum potential exposure of $75.5 million, plus one guarantee to suppliers that does not specify a maximum amount, but for which we believe any amount due would be minimal. As of September 30, 2016, we have also provided $16.7 million in letters of credit on behalf of Axeon. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of the Axeon Term Loan and credit support.

Defined Benefit Plans Funding
In August 2016, we contributed $15.6 million to our pension plans.

Distributions
The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,976	$1,961	$5,898	$5,883
General partner incentive distribution	10,890	10,805	32,500	32,415
Total general partner distribution	12,866	12,766	38,398	38,298
Limited partners’ distribution	85,943	85,285	256,513	255,855
Total cash distributions	$98,809	$98,051	$294,911	$294,153

Cash distributions per unit applicable to limited partners	$1.095	$1.095	$3.285	$3.285

Distributions declared for the quarter are paid within 45 days following the end of each quarter based on the partnership interests outstanding as of a record date that is set after the end of each quarter. The following table summarizes information related to our quarterly cash distributions:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2016 (a)	$1.095	$98,809	November 8, 2016	November 14, 2016
June 30, 2016	$1.095	$98,051	August 9, 2016	August 12, 2016
March 31, 2016	$1.095	$98,051	May 9, 2016	May 13, 2016
December 31, 2015	$1.095	$98,051	February 8, 2016	February 12, 2016

(a)	The distribution was announced on October 28, 2016.

Debt Obligations
As of September 30, 2016, we were a party to the following debt agreements:

•	revolving credit agreement due October 29, 2019, with $992.2 million of borrowings outstanding as of September 30, 2016;

•
7.65% senior notes due April 15, 2018 with a face value of $350.0 million; 4.80% senior notes due September 1, 2020 with a face value of $450.0 million; 6.75% senior notes due February 1, 2021 with a face value of $300.0 million; 4.75% senior notes due February 1, 2022 with a face value of $250.0 million; and 7.625% subordinated notes due January 15, 2043 with a face value of $402.5 million;

•	$365.4 million in GoZone Bonds due from 2038 to 2041;

•	$40.0 million line of credit agreement with $7.0 million of borrowings outstanding as of September 30, 2016; and

•	Receivables Financing Agreement due June 15, 2018, with $43.2 million of borrowings outstanding as of September 30, 2016.

Management believes that, as of September 30, 2016, we are in compliance with the ratios and covenants contained under our debt instruments. A default under certain of our debt agreements would be considered an event of default under other of our debt instruments. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt agreements.

Interest Rate Swaps
As of September 30, 2016 and December 31, 2015, we were a party to forward-starting interest rate swap agreements for the purpose of hedging interest rate risk. As of September 30, 2016 and December 31, 2015, the aggregate notional amount of these forward-starting interest rate swaps was $600.0 million. Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

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

Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps. The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt:

	September 30, 2016
	Expected Maturity Dates
	2016	2017	2018	2019	2020	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$—	$—	$350,000	$—	$450,000	$952,500	$1,752,500	$1,813,107
Weighted-average interest rate	—	—	8.2%	—	4.8%	6.6%	6.4%
Variable-rate	$—	$—	$43,200	$992,246	$—	$365,440	$1,400,886	$1,401,738
Weighted-average interest rate	—	—	1.5%	2.3%	—	0.9%	1.9%

	December 31, 2015
	Expected Maturity Dates
	2016	2017	2018	2019	2020	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$—	$—	$350,000	$—	$450,000	$952,500	$1,752,500	$1,626,785
Weighted-average interest rate	—	—	8.2%	—	4.8%	6.6%	6.4%
Variable-rate	$—	$—	$53,500	$882,664	$—	$365,440	$1,301,604	$1,302,653
Weighted-average interest rate	—	—	1.2%	2.1%	—	0.1%	1.5%

The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount			Weighted-Average Fixed Rate		Fair Value
September 30, 2016	December 31, 2015	Period of Hedge	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
(Thousands of Dollars)					(Thousands of Dollars)
$350,000	$350,000	04/2018 - 04/2028	2.6%	2.6%	$(31,126)	$140
250,000	250,000	09/2020 - 09/2030	2.8%	2.8%	(19,784)	1,163
$600,000	$600,000		2.7%	2.7%	$(50,910)	$1,303

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

	September 30, 2016
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(crude oil and refined products)	42	$47.02	N/A	$84
Futures – short:
(crude oil and refined products)	184	N/A	$52.36	$(535)
Swaps – long:
(refined products)	178	$36.87	N/A	$195
Swaps – short:
(refined products)	491	N/A	$33.87	$(2,008)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	9	$62.97	N/A	$15
Futures – short:
(crude oil and refined products)	7	N/A	$63.77	$(6)
Swaps – long:
(refined products)	1,069	$34.06	N/A	$4,362
Swaps – short:
(refined products)	1,085	N/A	$35.82	$(2,517)
Forward purchase contracts:
(crude oil)	340	$44.80	N/A	$1,437
Forward sales contracts:
(crude oil)	340	N/A	$44.69	$(1,431)

Total fair value of open positions exposed to commodity price risk				$(404)

	December 31, 2015
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(crude oil and refined products)	38	$37.85	N/A	$1
Futures – short:
(crude oil and refined products)	59	N/A	$39.07	$68
Swaps – long:
(refined products)	129	$23.83	N/A	$(18)
Swaps – short:
(refined products)	784	N/A	$26.28	$1,864

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	87	$44.81	N/A	$(48)
Futures – short:
(crude oil and refined products)	196	N/A	$43.54	$149
Swaps – long:
(refined products)	1,532	$28.19	N/A	$(8,529)
Swaps – short:
(refined products)	1,435	N/A	$33.01	$14,931
Forward purchase contracts:
(crude oil)	248	$36.99	N/A	$193
Forward sales contracts:
(crude oil)	248	N/A	$36.82	$(235)

Total fair value of open positions exposed to commodity price risk				$8,376

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2016.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

3.01
Third Amendment to First Amended and Restated Limited Liability Company Agreement of NuStar GP, LLC, dated as of July 29, 2016 and effective as of March 21, 2007 (incorporated by reference to Exhibit 3.01 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-16417))

10.01
Maturity Extension Letter (Amendment No. 3) to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of July 15, 2016 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent (incorporated by reference to Exhibit 10.02 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-16417))

10.02
Form of NuStar Energy L.P. Amended and Restated Change of Control Severance Agreement (incorporated by reference to Exhibit 10.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed August 4, 2016 (File No. 001-16417))

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
November 7, 2016

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
November 7, 2016

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
November 7, 2016